Form 10-K
period 1993-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 1994-03-24
CIK 828916

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM ....... TO .......

COMMISSION FILE NUMBER 1-9876

                          WEINGARTEN REALTY INVESTORS
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    TEXAS                                        74-1464203
       (STATE OR OTHER JURISDICTION OF                          (IRS EMPLOYER
       INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)
          2600 CITADEL PLAZA DRIVE
               P.O. BOX 924133
               HOUSTON, TEXAS                                    77292-4133
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                 (713) 866-6000
                        (REGISTRANT'S TELEPHONE NUMBER)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT.

                                                             NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                                ON WHICH REGISTERED
           -------------------                               ---------------------
Common Shares of Beneficial Interest,                       New York Stock Exchange
  $0.03 par value

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of the common shares held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on March 4, 1994 was approximately $861,194,144. As of March 4, 1994, there were 26,038,279 shares of beneficial interest, $.03 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held April 28, 1994 are incorporated by reference in Part III.

     Exhibit Index beginning on Page 32.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                        PAGE
 ITEM NO.                                                                                NO.
- ----------                                                                              ----
                                            PART I
    1.    Business..................................................................      1
    2.    Properties................................................................      3
    3.    Legal Proceedings.........................................................      9
    4.    Submission of Matters to a Vote of Security Holders.......................     10
          Executive Officers of the Registrant......................................     10
                                           PART II
    5.    Market for Registrant's Common Shares of Beneficial
          Interest and Related Shareholder Matters..................................     11
    6.    Selected Financial Data...................................................     12
    7.    Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................................     12
    8.    Financial Statements and Supplementary Data...............................     16
    9.    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.......................................     31
                                           PART III
   10.    Directors and Executive Officers of the Registrant........................     31
   11.    Executive Compensation....................................................     31
   12.    Security Ownership of Certain Beneficial Owners and
          Management................................................................     31
   13.    Certain Relationships and Related Transactions............................     31
                                           PART IV
   14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...........     32

                                     PART I
ITEM 1. BUSINESS

     General. Weingarten Realty Investors (the "Company"), an unincorporated trust organized under the Texas Real Estate Investment Trust Act and its predecessor entity began the ownership and development of shopping centers and other commercial real estate in 1948. The Company, as of December 31, 1993, owned or had interests in 150 developed income-producing real estate projects, 134 of which were shopping centers, located in the Houston metropolitan area and in other parts of Texas and in Louisiana, Arkansas, Oklahoma, New Mexico, Arizona, Maine and Tennessee. The Company's other commercial real estate projects included twelve industrial projects, three multi-family housing properties and one office building, which serves as the Company's headquarters. The Company's interests in these projects aggregated approximately 15.0 million square feet of building area and 57.3 million square feet of land area. The Company also owned interests in 24 parcels of unimproved land held for future development which aggregated approximately 8.5 million square feet.

     The Company currently employs 153 persons, its principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008, and its phone number is (713) 866-6000.

     Reorganizations. In December 1984, the Company engaged in a series of transactions primarily designed to enable it to qualify as a real estate investment trust ("REIT") for federal income tax purposes for the 1985 calendar year and subsequent years. The Company contributed certain assets considered unsuitable for ownership by the Company as a REIT and $3.5 million in cash to WRI Holdings, Inc. ("Holdings"), a Texas corporation and a newly-formed subsidiary of the Company, in exchange for voting and non-voting common stock of Holdings (which was subsequently distributed to the Company's shareholders) and $26.8 million of mortgage bonds. For additional information concerning Holdings, refer to Note 8 of the Notes to Consolidated Financial Statements at page 25.

     On March 22, 1988, the Company's shareholders approved the conversion of the Company's form of organization from a Texas corporation to an unincorporated trust organized under the Texas Real Estate Investment Trust Act. The conversion was effected by the Company's predecessor entity, Weingarten Realty, Inc., transferring substantially all of its assets and liabilities to the newly-formed Company in exchange for common shares of beneficial interest, $.03 par value ("Common Shares"), in the Company. The shareholders of the corporation received Common Shares for their shares of Common Stock of the corporation (on a share-for-share basis), and the trust continues the business that was previously conducted by the corporation. The change did not affect the registrant's assets, liabilities, management or federal income tax status as a REIT.

     Management Services. Through December 31, 1992, the Company contracted with Weingarten Realty Management Company (the "Management Company"), whereby the Management Company performed certain services for the Company as an independent contractor. The Management Company provided leasing and management services with respect to the operation of substantially all of the Company's properties including collecting rent, making repairs, cleaning and providing maintenance. In addition, the Management Company performed acquisition and development services for the Company such as conducting feasibility studies on properties subject to purchase, constructing additional improvements on its existing properties, developing new properties or renovating existing improvements. The Management Company paid all operating expenses of the properties out of the rents collected from such properties and was required to maintain books and records and to furnish the Company monthly and annual financial reports and annual budgets for each property. The Management Company was paid a fee under the management agreement for managing the Company's properties based on gross revenues from the Company's income producing properties and was paid additional fees for leasing services and for certain additional services specifically requested by the Company, including market research, advertising and promotion, development, acquisition and management information services. The Management Company was also reimbursed for certain of its costs and expenses. The Company continues to be "self-advised" and is now self-managed.

     Effective January 1, 1993, the Management Company was acquired by the Company, thereby allowing direct management of its properties. This transaction was completed based on a favorable private letter ruling by the Internal Revenue Service. It formally integrated the management personnel of the Company with management personnel previously employed by the Management Company. The combination had no material effect on the Company's operations or financial position.

     Location of Properties. Historically, the Company has emphasized investments in properties located primarily in the Houston area. Since 1987, the Company has actively acquired properties outside of Houston. Of the Company's 174 properties which were owned as of December 31, 1993, 77 of its 150 developed properties and 16 of its 24 parcels of unimproved land were located in the Houston metropolitan area. In addition to these properties, the Company owned 46 developed properties and 5 parcels of unimproved land located in other parts of Texas. Because of the Company's investments in the Houston area, as well as in other parts of Texas, the Houston and Texas economies affect, to some degree, the business and operations of the Company.

     Houston's 1993 economic performance was generally flat compared to 1992 and performed at a lower level than the strengthening national economy. This stagnant economic performance was due in large part to weak oil and gas prices, energy industry consolidations, and national policy uncertainty in the health care and aerospace industries. A deterioration in the Houston or Texas economies could adversely affect the Company. However, the Company's centers are generally anchored by grocery and drug stores under long-term leases, and such types of stores tend to be less affected by economic change.

     Competition. There are other developers and operators engaged in the development, acquisition, and operation of shopping centers and commercial property who compete with the Company in its trade areas. This results in competition for both acquisitions of existing income-producing properties and also for prime development sites. There is also competition for tenants to occupy the space that the Company and its competitors develop, acquire and manage.

     The Company believes that the principal competitive factors in attracting tenants in its market areas are location, price, anchor tenants and maintenance of properties and that the Company's competitive advantages include the favorable locations of its properties, its ability to provide a retailer with multiple locations in the Houston area with anchor tenants and its practice of continuous maintenance and renovation of its properties.

     Financial Information. Certain additional financial information concerning the Company is included in the Company's Consolidated Financial Statements located on pages 16 through 30 herein.

ITEM 2. PROPERTIES

     At the end of 1993 the Company's real estate properties consisted of 174 locations in eight states. A complete listing of these properties, including the name, location, building area and land area, as applicable, is as follows:

                                SHOPPING CENTERS

                                                                      Building
                    Name and Location                                   Area        Land Area
                    -----------------                                ----------     ----------
HOUSTON AND HARRIS COUNTY TOTAL...................................    6,036,000     24,282,000
Alabama-Shepherd, S. Shepherd at W. Alabama.......................       28,000*        88,000*
Almeda Road, Almeda at Cleburne...................................       35,000        147,000
Bayshore Plaza, Spencer Hwy. at Burke Rd..........................       36,000        196,000
Bellaire Boulevard, Bellaire at S. Rice...........................       35,000        137,000
Bellfort, Bellfort at Southbank...................................       48,000        167,000
Bellfort Southwest, Bellfort at Gessner...........................       30,000         89,000
Bellwood, Bellaire at Kirkwood....................................      136,000        655,000
Bingle Square, U.S. Hwy. 290 at Bingle............................       46,000        168,000
Braeswood Square, N. Braeswood at Chimney Rock....................      103,000        422,000
Crestview, Bissonnet at Wilcrest..................................        9,000         35,000
Cullen Place, Cullen at Reed......................................        7,000         30,000
Cullen Plaza, Cullen at Wilmington................................       81,000        318,000
Cypress Pointe, F.M. 1960 at Cypress Station......................       84,000        568,000
Del Sol Market Place, Telephone at Monroe.........................       26,000         87,000
Eastpark, Mesa Rd at Tidwell......................................      140,000        665,000
Edgebrook, Edgebrook at Gulf Fwy..................................       76,000        360,000
Fiesta Village, Quitman at Fulton.................................       30,000         80,000
Fondren Southwest Village, Fondren at W. Bellfort.................      225,000      1,014,000
Fondren/West Airport, Fondren at W. Airport.......................       62,000        223,000
45/York Plaza, I-45 at W. Little York.............................      210,000        840,000
Glenbrook Square, Telephone Road..................................       70,000        320,000
Griggs Road, Griggs at Cullen.....................................       83,000        412,000
Harrisburg Plaza, Harrisburg at Wayside...........................       86,000        334,000
Heights Plaza, 20th St. at Yale...................................       36,000*       114,000*
Humblewood Shopping Plaza, Eastex Fwy. at F.M. 1960...............      181,000        784,000
Inwood Village, W. Little York at N. Houston-Rosslyn..............       68,000        305,000
Jacinto City, Market at Baca......................................       23,000*        67,000*
Kingwood, Kingwood Dr. at Chesnut Ridge...........................      153,000        648,000
Landmark, Gessner at Harwin.......................................       56,000        228,000
Lawndale, Lawndale at 75th St.....................................       53,000        177,000
Little York Plaza, Little York at E. Hardy........................      115,000        486,000
Long Point, Long Point at Wirt (76%)..............................       58,000*       257,000*
Lyons Avenue, Lyons at Shotwell...................................       63,000        185,000
Market at Westchase, Westheimer at Wilcrest.......................       84,000        333,000
Miracle Corners, S. Shaver at Southmore...........................       87,000        386,000
Northbrook, Northwest Fwy. at W. 34th.............................      204,000        656,000
North Main Square, Pecore at N. Main..............................       18,000         64,000
North Oaks, F.M. 1960 at Veterans Memorial........................      321,000      1,246,000
North Triangle, I-45 at F.M. 1960.................................       17,000        131,000
Northway, Northwest Fwy. at 34th..................................      212,000        793,000
Northwest Crossing, N.W. Fwy. at Hollister........................        4,000         38,000

                                             (Table continued on following page)

                                                                      Building
                    Name and Location                                   Area        Land Area
                    -----------------                                ----------     ----------
Northwest Park Plaza, F.M. 149 at Champions Forest................       32,000        268,000
Oak Forest, W. 43rd at Oak Forest.................................      156,000        541,000
Orchard Green, Gulfton at Renwick.................................       64,000        257,000
Randalls/Cypress Station, F.M. 1960 at I-45.......................      141,000        668,000
Randalls/El Dorado, El Dorado at Hwy. 3...........................      119,000        429,000
Randalls/Kings Crossing, Kingwood Dr. at Lake Houston Pkwy........      128,000        624,000
Randalls/Norchester, Grant at Jones...............................      107,000        475,000
River Oaks, East, W. Gray at Woodhead.............................       65,000        206,000
River Oaks, West, W. Gray at S. Shepherd..........................      235,000        609,000
Sheldon Forest, North, I-10 at Sheldon............................       20,000        131,000
Sheldon Forest, South, I-10 at Sheldon............................       39,000*       164,000*
Shops at Three Corners, S. Main at Old Spanish Trail (70%)........      183,000*       803,000*
Southgate, W. Fuqua at Hiram Clark................................      115,000        533,000
Spring Plaza, Hammerly at Campbell................................       56,000        202,000
Steeplechase, Jones Rd at F.M. 1960...............................      193,000        849,000
Stella Link, North, Stella Link at S. Braeswood (76%).............       40,000*       156,000*
Stella Link, South, Stella Link at S. Braeswood...................       15,000         56,000
Studemont, Studewood at E. 14th St................................       29,000         91,000
Ten Blalock Square, I-10 at Blalock...............................       97,000        321,000
10/Federal, I-10 at Federal.......................................      131,000        474,000
University Plaza, Bay Area At Space Center........................       96,000        424,000
The Village Arcade, University at Kirby...........................       84,000        168,000
Westbury Triangle, Chimney Rock at W. Bellfort....................       67,000        257,000
Westchase, Westheimer at Wilcrest.................................      234,000        766,000
Westhill Village, Westheimer at Hillcroft.........................      125,000        480,000
Wilcrest Southwest, Wilcrest at Southwest Fwy. ...................       26,000         77,000
TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL.....................    3,781,000     16,630,000
Coronado, S.W. 34th St. at Wimberly Dr., Amarillo.................       49,000        201,000
Puckett Plaza, Bell Road, Amarillo................................      133,000        621,000
Spanish Crossroads, Bell St. at Atkinson St., Amarillo............       72,000        275,000
Wolflin Village, Wolflin Ave. at Georgia St., Amarillo............      175,000        513,000
Merrilee, U.S. Highway 80 at Merrilee, Arlington..................        8,000         74,000
Southridge Plaza, William Cannon Dr. at S. 1st St., Austin
  (51%)...........................................................       73,000*       288,000*
Calder, Calder at 24th St., Beaumont..............................       34,000        129,000
North Park Plaza, Eastex Fwy. at Dowlen, Beaumont.................       70,000*       318,000*
Phelan West, Phelan at 23rd St., Beaumont (67%)...................       16,000*        59,000*
Southgate, Calder Ave. at 6th St., Beaumont.......................       34,000        118,000
Westmont, Dowlen at Phelan, Beaumont..............................       95,000        507,000
Baywood, State Hwy. 60 at Baywood Dr., Bay City...................       40,000        169,000
Bryan Village, Texas at Pease, Bryan..............................       29,000         98,000
Parkway Square, Southwest Pkwy. at Texas Ave., College Station....       98,000        444,000
Montgomery Plaza, Loop 336 West, Conroe...........................      233,000        911,000
River Pointe, I-45 at Loop 336, Conroe............................       42,000        252,000
Portairs Shopping Center, Ayers St. at Horne Rd., Corpus
  Christi.........................................................      121,000        416,000
Coronado Hills, Mesa at Balboa, El Paso (15%).....................       19,000*        86,000*
Broadway, Broadway at 59th St., Galveston (76%)...................       58,000*       167,000*
Galveston Place, Central City Blvd. at 61st St., Galveston........      123,000        527,000
Food King Place, 25th St. at Avenue P, Galveston..................       28,000         78,000
Cedar Bayou, Bayou Rd, LaMarque...................................       15,000         51,000

                                             (Table continued on following page)

                                                                      Building
                    Name and Location                                   Area        Land Area
                    -----------------                                ----------     ----------
Corum South, Gulf Fwy., League City...............................       88,000        574,000
Caprock Center, 50th at Boston Ave., Lubbock......................      375,000      1,255,000
Town & Country, 4th St. at University, Lubbock....................      171,000        703,000
Angelina Village, Hwy. 59 at Loop 287, Lufkin.....................      231,000      1,641,000
Independence Plaza, Town East Blvd., Mesquite (15%)...............       27,000*       118,000*
University Park Plaza, University Dr. at E. Austin St.,
  Nacogdoches.....................................................       78,000        283,000
Mid-County, Twin Cities Hwy. at Nederland Ave., Nederland.........      107,000        611,000
Porterwood, Eastex Fwy. at F.M. 1314, Porter......................       99,000        487,000
Gilham Circle, Gilham Circle at Thomas, Port Arthur...............       33,000         94,000
Village, 9th Ave. at 25th St., Port Arthur (76%)..................       39,000*       185,000*
Plaza, Ave. H at U.S. Hwy. 90A, Rosenberg.........................       41,000*       135,000*
Rose-Rich, U.S. Hwy. 90A at Lane Dr., Rosenberg...................      104,000        386,000
Bandera Village, Bandera at Hillcrest, San Antonio................       57,000        607,000
Parliament Square, W. Ave. at Blanco, San Antonio.................       65,000        260,000
San Pedro Court, San Pedro at Hwy. 281N., San Antonio.............        2,000         18,000
Williams Trace, Hwy. 6 at Williams Trace, Sugarland...............      263,000      1,187,000
New Boston Road, New Boston at Summerhill, Texarkana..............       90,000        335,000
Mainland, Hwy. 1765 at Hwy. 3, Texas City.........................       65,000        279,000
Palmer Plaza, F.M. 1764 at 34th St., Texas City...................       97,000        367,000
Island Market Place, 6th St. at 9th Ave., Texas City..............       27,000         90,000
Broadway, S. Broadway at W. 9th St., Tyler (76%)..................       41,000*       197,000*
Crossroads, I-10 at N. Main, Vidor................................      116,000        516,000
LOUISIANA, TOTAL..................................................    1,086,000      4,146,000
Park Terrace, U.S. Hwy. 171 at Parish, DeRidder...................      137,000        520,000
Westwood Village, W. Congress at Bertrand, Lafayette..............      135,000        508,000
East Town, 3rd Ave. at 1st St., Lake Charles......................       33,000*       117,000*
14/Park Plaza, Hwy. 14 at General Doolittle, Lake Charles.........      207,000        655,000
Kmart Plaza, Ryan St., Lake Charles...............................       89,000*       406,000*
Southgale, Ryan at Eddy, Lake Charles.............................      157,000        618,000
Danville Plaza, Louisville at 19th, Monroe........................      143,000        539,000
Orleans Station, Paris, Robert E. Lee & Chatham, New Orleans......        5,000         31,000
Southgate, 70th at Mansfield, Shreveport..........................       73,000        359,000
Westwood, Jewella at Greenwood, Shreveport........................      107,000        393,000
ARKANSAS, TOTAL...................................................      599,000      2,252,000
Evelyn Hills, College Ave. at Abshier, Fayetteville...............      154,000        750,000
Broadway Plaza, Broadway at W. Roosevelt, Little Rock.............       43,000        148,000
Geyer Springs, Geyer Springs at Baseline, Little Rock.............      153,000        415,000
Markham Square, W. Markham at John Barrow, Little Rock............      134,000        535,000
Westgate, Cantrell at Bryant, Little Rock.........................       50,000        206,000
Crossroads, Main at Pershing, North Little Rock...................       65,000        198,000
OKLAHOMA, TOTAL...................................................      455,000      1,941,000
Bryant Square, Bryant Ave. at 2nd St., Edmond.....................      282,000      1,259,000
Town & Country, Reno Ave. at North Air Depot, Midwest City........      137,000        540,000
Market Boulevard, E. Reno Ave. at N. Douglas Ave., Midwest City...       36,000        142,000

                                             (Table continued on following page)

                                                                      Building
                    Name and Location                                   Area        Land Area
                    -----------------                                ----------     ----------
NEW MEXICO, TOTAL.................................................      177,000        931,000
Eastdale, Candelaria Rd. at Eubank Blvd., Albuquerque (15%).......       17,000*        90,000*
North Town Plaza, Little St. at N. Main, Albuquerque..............      103,000        656,000
DeVargas, N. Guadalupe at Paseo de Peralta, Santa Fe (23%)........       57,000*       185,000*
ARIZONA, TOTAL....................................................      108,000        432,000
Broadway Marketplace, Broadway at Rural, Tempe....................       86,000        347,000
Fry's Valley Plaza, S. McClintock at E. Southern, Tempe (15%).....       22,000*        85,000*
MAINE, TOTAL......................................................      143,000        482,000
The Promenade, Essex at Summit, Lewiston..........................      143,000*       482,000*
TENNESSEE, TOTAL..................................................       20,000         84,000
Highland Square, Summer at Highland, Memphis......................       20,000         84,000
                                          INDUSTRIAL
HOUSTON AND HARRIS COUNTY, TOTAL..................................    2,152,000      5,226,000
Central Park North, W. Hardy Rd. at Kendrick Dr. .................      155,000        465,000
Central Park Northwest, Central Pkwy. at Dacoma...................      175,000        518,000
Railwood Industrial Park, Mesa at U.S. 90.........................      642,000      1,634,000
West Loop Business Center, Loop 610 at 11th St. ..................      349,000        719,000
Navigation Business Park, Navigation At N. York...................      238,000        555,000
South Loop Business Park, S. Loop at Long Dr......................       46,000*       103,000*
South Park II, Rockley Road.......................................       68,000        216,000
Park Southwest, Stancliff at Brooklet.............................       52,000        159,000
West Loop Commerce Center, W. Loop N. at I-10.....................       34,000         91,000
West-10 Business Center, Wirt Rd. at I-10.........................      141,000        330,000
1200 Lathrop, 1200 Lathrop St. ...................................      252,000        436,000
TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL.....................      112,000        328,000
Nasa One Business Center, Nasa Road One at Hwy. 3, Webster........      112,000        328,000
                                   MULTI-FAMILY RESIDENTIAL
HOUSTON & HARRIS COUNTY, TOTAL....................................      126,000        203,000
York Townhouse Apartments, Yorktown at San Felipe (26%)...........      126,000*       203,000*
TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL.....................       37,000         95,000
Summer Place Apartments, Hillcrest at Quill Dr., San Antonio......       37,000*        95,000*
LOUISIANA, TOTAL..................................................       41,000        132,000
Southern Oaks Apartments, Mansfield Rd., Shreveport...............       41,000*       132,000*
                                       OFFICE BUILDING
HOUSTON & HARRIS COUNTY, TOTAL....................................      121,000        171,000
Citadel Plaza, N. Loop 610 at Citadel Plaza Dr. ..................      121,000        171,000
                                       UNIMPROVED LAND
HOUSTON & HARRIS COUNTY, TOTAL....................................                   6,275,000
Bissonnet at Wilcrest.............................................                     798,000
Citadel Plaza at 610 N. Loop......................................                     137,000

                                             (Table continued on following page)

                                                                      Building
                    Name and Location                                   Area        Land Area
                    -----------------                                ----------     ----------
East Orem.........................................................                     122,000
Hollister at Hwy. 290.............................................                     634,000
Kirkwood at Dashwood Dr. .........................................                     322,000
Lockwood at Navigation............................................                     163,000
Mesa Rd. at Tidwell...............................................                     901,000
Mesa Rd. at Spikewood.............................................                   1,810,000
Mowery at Cullen..................................................                     118,000
Northwest Fwy. at Gessner.........................................                     484,000
Redman at W. Denham...............................................                      17,000
Renwick at Gulfton................................................                      17,000
Sheldon at I-10...................................................                      19,000
W. Little York at I-45............................................                     322,000
W. Little York at N. Houston-Rosslyn..............................                     266,000
W. Loop N. at I-10................................................                     145,000
TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL.....................                     716,000
Loop 336 at I-45, Conroe..........................................                      77,000
River Pointe Dr. at I-45, Conroe..................................                     186,000
River Pointe, Montgomery County...................................                      98,000*
Hillcrest, Sunshine at Quill, San Antonio.........................                     171,000
Hwy. 3 at Hwy. 1765, Texas City...................................                     184,000
LOUISIANA, TOTAL..................................................                   1,537,000
U.S. Hwy. 171 at Parish, DeRidder.................................                     462,000
Ernest, Ryan at Eddy, Lake Charles................................                     252,000
Woodland Hwy., Plaquemines Parish (5%)............................                     823,000*
                                ALL PROPERTIES -- BY LOCATION
GRAND TOTAL.......................................................   14,994,000     65,863,000
Houston & Harris County...........................................    8,435,000     36,157,000
Texas (excluding Houston & Harris County).........................    3,930,000     17,769,000
Louisiana.........................................................    1,127,000      5,815,000
Arkansas..........................................................      599,000      2,252,000
Oklahoma..........................................................      455,000      1,941,000
New Mexico........................................................      177,000        931,000
Arizona...........................................................      108,000        432,000
Maine.............................................................      143,000        482,000
Tennessee.........................................................       20,000         84,000
                             ALL PROPERTIES -- BY CLASSIFICATION
GRAND TOTAL.......................................................   14,994,000     65,863,000
Shopping Centers..................................................   12,405,000     51,180,000
Industrial........................................................    2,264,000      5,554,000
Multi-Family Residential..........................................      204,000        430,000
Office Building...................................................      121,000        171,000
Unimproved Land...................................................                   8,528,000

- ---------------

Note: Total square footage includes 4,700,000 square feet of land leased and 170,000 square feet of building leased from others. The square feet figures represent the Company's proportionate ownership of the entire property.
* Denotes partial ownership. The Company's interest is 50% except where noted.

     General. In 1993, no single property accounted for more than 3.7% of the Company's total assets or 5.6% gross revenues. Three properties, in the aggregate, represented approximately 12.6% of the Company's gross revenues for the year ended December 31, 1993; otherwise, none of the remaining properties accounted for more than 2.6% of the Company's gross revenues during the same period. The occupancy rate for all of the Company's improved properties as of December 31, 1993 was 92.1%.

     Substantially all of the Company's properties are owned directly by the Company (subject in certain cases to mortgages), although the Company's interests in certain of its properties are held indirectly through its interests in joint ventures or under long-term leases. In the opinion of management of the Company, its properties are well maintained and in good repair, suitable for their intended uses, and adequately covered by insurance.

     Shopping Centers. As of December 31, 1993, the Company owned, either directly or through its interests in joint ventures, 134 shopping centers with approximately 12.4 million square feet of building area. The shopping centers were located predominantly in Texas with other locations in Louisiana, Arkansas, Oklahoma, New Mexico, Arizona, Maine and Tennessee.

     The Company's shopping centers are primarily neighborhood and community shopping centers which range in size from 100,000 to 400,000 square feet, as distinguished from small strip centers which generally contain 5,000 to 25,000 square feet and from large regional enclosed malls which generally contain over 500,000 square feet. Most of the centers do not have climatized common areas but are designed to allow retail customers to park their automobiles in close proximity to any retailer in the center. The Company's centers are customarily constructed of masonry, steel and glass and all have lighted, paved parking areas which are typically landscaped with berms, trees and shrubs. They are generally located at major intersections in close proximity to neighborhoods which have existing populations sufficient to support retail activities of the types conducted in the Company's centers.

     The Company has approximately 2,600 separate leases with approximately 1,900 different tenants in its portfolio, including national and regional supermarket chains, other nationally or regionally known stores (including drug stores, discount department stores, junior department stores and catalog stores) and a great variety of other regional and local retailers. The large number of locations offered by the Company and the types of traditional anchor tenants help attract prospective new tenants. National and regional supermarket chains which are tenants in the Company's centers include Albertsons, Fiesta, Fleming Foods, HEB, Kroger Supermarkets, Market Basket, Price-Lo, Randalls Food Markets, Rice Food Markets and Super Value Supermarkets. In addition to these supermarket chains, the Company's nationally and regionally known retail store tenants include Eckerd and Walgreen drugstores; K-Mart and Wal-Mart discount stores; Beall's, Palais Royal and Weiner's junior department stores; MacFrugals, Marshall's, Office Depot, Solo Serve, 50-Off and T.J. Maxx off-price specialty stores; Luby's, Piccadilly and Wyatt cafeterias; Academy, Oshman's and SportsTown sporting goods; Service Merchandise catalog stores; and the following restaurant chains: Arby's, Boston Chicken, Burger King, Champ's, Church's Fried Chicken, Dairy Queen, Domino's, Jack-in-the-Box, Kentucky Fried Chicken, Long John Silver's, McDonald's, Olive Garden, Outback Steakhouse, Pizza Hut, Shoney's, Steak & Ale, Taco Bell and What-a-burger. The Company also leases space in 3,000 to 10,000 square foot areas to national chains such as Clothestime, The Gap, One Price Stores, Payless Shoes (a division of the May Company) and Radio Shack (McDuff's).

     The Company's shopping center leases have lease terms generally ranging from three to five years for tenant space under 5,000 square feet and from 10 to 35 years for tenant space over 10,000 square feet. Leases with primary lease terms in excess of 10 years, generally for anchor and out-parcels, frequently contain renewal options which allow the tenant to extend the term of the lease for one or more additional periods, each such period generally being of a shorter duration than the primary lease term. The rental rates paid during a renewal period are generally based upon the rental rate for the primary term, sometimes adjusted for inflation or for the amount of the tenant's sales during the primary term.

     Most of the Company's leases provide for the monthly payment in advance of fixed minimum rentals, the tenants' pro rata share of ad valorem taxes, insurance (including fire and extended coverage, rent insurance and liability insurance) and common area maintenance for the center (based on estimates of the costs for such items) and for the payment of additional rentals based on a percentage of the tenants' sales ("percentage rentals"). Utilities are generally paid directly by tenants except where common metering exists with respect to a center, in which case the Company makes the payments for the utilities and is reimbursed by the tenants on a monthly basis. Generally, the Company's leases prohibit the tenant from assigning or subletting its space and require the tenant to use its space for the purpose designated in its lease agreement and to operate its business on a continuous basis. Certain of the lease agreements with major tenants contain modifications of these basic provisions in view of the financial condition, stability or desirability of such tenants. Where a tenant is granted the right to assign or sublet its space, the lease agreement generally provides that the original lessee will remain liable for the payment of the lease obligations under such lease agreement.

     During 1993, the Company added approximately 1.2 million square feet to its portfolio of shopping center properties through the acquisition of properties and another 148,000 square feet of space through development. The acquisitions were primarily focused in the Houston area. However, during the year, the Company entered two new markets -- El Paso, which complements its West Texas and Albuquerque holdings, and Phoenix, Arizona, which represents an opportunity to gain a significant presence in a growing metropolitan area.

     Industrial Properties. The Company currently owns a total of twelve industrial projects, all located in the greater Houston area. These projects include 40 buildings having a total of 2.3 million square feet of building area situated on 5.6 million square feet of land. These figures include the Company's interests in a joint venture. Major tenants of the Company's industrial properties include Advo (a leading direct mail advertising company), Pepsico's PFS division, Stone Container Corporation, Iron Mountain Records Storage and Paul Arpin Van Lines.

     Four of such buildings, containing approximately 642,000 square feet of building space, are located in the Railwood Industrial Park, a master-planned industrial park in northeast Houston, which offers full utilities, loading docks and rail service in an architecturally controlled environment.

     During 1993, the Company acquired one project representing 68,000 square feet of office/service space. This center is located in Houston and had an average occupancy of 26% at the time of the acquisition.

     Office Building. The Company owns a seven-story, 121,000 square foot masonry office building with a detached, covered, three-level parking garage situated on 171,000 square feet of land fronting on North Loop 610 West in Houston. The building serves as the Company's corporate headquarters. Other than the Company, the major tenant of the building is Charter Bank, which occupies 22%.

     Multi-family Residential Properties. The Company owns, through joint venture interests, three apartment projects located in Houston and San Antonio, Texas and Shreveport, Louisiana. The Company's percentage ownership represents approximately 283 units of the projects' aggregate 833 units. All are garden-type projects complemented by landscaping, recreational areas and adequate parking. These projects are managed by our joint venture partners, all of whom are experienced apartment operators.

     Unimproved Land. The Company owns, directly or through its interest in joint ventures, 24 parcels of unimproved land aggregating approximately 8.5 million square feet of land area located in Texas and Louisiana. These properties include approximately 5.6 million square feet of land adjacent to certain of the Company's existing developed properties, which may be used for expansion of these developments, as well as approximately 2.9 million square feet of land which may be used for new development. Almost all of these unimproved properties are served by roads and utilities and are ready for development. Most of these parcels are suitable for development as shopping centers, and the Company intends to emphasize the development of these parcels for such purpose.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or to which any of its properties is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the twelve executive officers of the Company as of March 4, 1994.

             NAME                   AGE                   POSITION
             ----                   ---                   --------
Stanford Alexander............      65       Chairman/Chief Executive Officer
Martin Debrovner..............      57       President/Chief Operating Officer
Joseph W. Robertson, Jr.......      46       Executive Vice President/Chief
                                               Financial Officer
Andrew M. Alexander...........      37       Executive Vice President/Asset
                                               Management
Gary Cunningham...............      45       Vice President/New Development and
                                               Acquisitions
M. Candace DuFour.............      44       Vice President/Acquisitions and
                                               Secretary
Johnny L. Hendrix.............      36       Vice President/Leasing
Joseph W. Karp................      42       Vice President/Operating Properties
John J. Marcisz...............      56       Vice President/Construction
Stephen C. Richter............      39       Vice President/Financial
                                             Administration and Treasurer
Jeffrey A. Tucker.............      46       Vice President/General Counsel
Steven R. Weingarten..........      36       Vice President/Leasing

     Mr. S. Alexander is the Company's Chairman and its Chief Executive Officer. He has been employed by the Company since 1955 and has served in his present capacity since January 1, 1993. Prior to becoming Chairman, Mr. Alexander served as President and Chief Executive Officer of the Company since 1962. Mr. Alexander is President, Chief Executive Officer and a Trust Manager of Weingarten Properties Trust and a member of the Houston Regional Advisory Board of Texas Commerce Bank National Association, Houston, Texas ("TCB").

     Mr. Debrovner became President and Chief Operating Officer of the Company on January 1, 1993. Prior to assuming such position, Mr. Debrovner served as President of Weingarten Realty Management Company (the "Management Company") since the Company's reorganization in December 1984. Prior to such time, Mr. Debrovner was an employee of the Company for 17 years, holding the positions of Senior Vice President from 1980 until March 1984, and Executive Vice President until December 1984. As Executive Vice President, Mr. Debrovner was generally responsible for the Company's operations. Mr. Debrovner is also a Trust Manager Weingarten Properties Trust.

     Mr. Robertson is Executive Vice President of the Company and its Chief Financial Officer. Prior to becoming Executive Vice President, Mr. Robertson served as Senior Vice President and Chief Financial Officer since 1980. He has been with the Company since 1971. Mr. Robertson is also a Trust Manager of Weingarten Properties Trust, and a director of PaineWebber Retail Properties Investments, Inc.

     Mr. A. Alexander became Executive Vice President/Asset Management of the Company on January 1, 1993. Prior to his present position, Mr. Alexander was Senior Vice President/Asset Management of the Management Company. Prior to such time, Mr. Alexander was Vice President of the Management Company and, prior to the Company's reorganization in December 1984, was Vice President and an employee of the Company since 1978. Mr. Alexander has been primarily involved with leasing operations at both the Company and the Management Company. Mr. Alexander is also a Trust Manager of Weingarten Properties Trust and a director of Charter Bank Houston, N.A.

     Ms. DuFour became Vice President/Acquisitions and Secretary of the Company on January 1, 1993. From January 1986 until March 1989, she was
Secretary/Treasurer and from March 1989 until December 1992 she was Vice President, Secretary and Treasurer of the Company.

     Mr. Karp became Vice President/Operating Properties of the Company on January 1, 1993. For the five years prior to that time, he served as Vice President/Operating Properties of the Management Company.

     Mr. Marcisz became Vice President/Construction of the Company on January 1, 1993. For the five years prior to that time, he served as Vice
President/Construction of the Management Company.

     Mr. Richter became Vice President/Financial Administration and Treasurer of the Company on January 1, 1993. For the five years prior to that time, he served as Vice President/Financial Administration and Treasurer of the Management Company.

     Mr. Tucker became Vice President/General Counsel of the Company on January 1, 1993. For the five years prior to that time, he served as Vice President, Secretary and General Counsel of the Management Company.

     Mr. Cunningham became Vice President/New Development and Acquisitions on January 1, 1993. For the five years prior to that time, he served as Vice President/New Development and Acquisitions of the Management Company.

     Mr. Hendrix became Vice President/Leasing of the Company during January 1994. From January 1, 1993 until that time, he served as Associate Director/Leasing of the Company, and for the four years prior to that time, he served the Management Company as a leasing executive.

     Mr. Weingarten became Vice President/Leasing of the Company during January 1994. From January 1, 1993 until that time, he served as Associate Director/Leasing of the Company, and for the four years prior to that time, he served the Management Company as a leasing executive.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS

     The number of holders of record of the Company's Common Shares, as of March 4, 1994 was 2,443. The high and low sale prices per share of the Company's Common Shares, as reported on the New York Stock Exchange composite tape, and dividends per Common Share paid for the periods indicated were as follows:

                                                            HIGH     LOW    DIVIDENDS
                                                            ----     ----   ---------
        1993:
             First........................................  $44      $36 1/2   $.54
             Second.......................................   43 5/8   37 7/8    .54
             Third........................................   45 1/4   40 7/8    .54
             Fourth.......................................   43 3/4   36 1/2    .54
        1992:
             First........................................  $35 1/8  $30 5/8   $.51
             Second.......................................   34 3/8   29 1/2    .51
             Third........................................   35 1/8   32 1/2    .51
             Fourth.......................................   38       33 3/8    .51

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data with respect to the Company and should be read in conjunction with the Consolidated Financial Statements.

                                                            YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1993       1992       1991       1990       1989
                                              --------   --------   --------   --------   --------
                                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues (primarily real estate rentals)....  $103,282   $ 89,959   $ 82,645   $ 76,863   $ 68,019
                                              --------   --------   --------   --------   --------
Expenses:
  Depreciation and amortization.............    23,382     21,291     19,019     17,699     15,914
  Interest..................................    10,046     18,689     20,157     19,938     17,430
  Other.....................................    35,236     30,538     26,119     23,071     21,055
                                              --------   --------   --------   --------   --------
          Total.............................    68,664     70,518     65,295     60,708     54,399
                                              --------   --------   --------   --------   --------
Income from operations......................    34,618     19,441     17,350     16,155     13,620
Gains on sales of property and securities...     1,631      1,807        608        327
Extraordinary charge(1).....................               (1,167)
                                              --------   --------   --------   --------   --------
Net Income..................................    36,249   $ 20,081   $ 17,958   $ 16,482   $ 13,620
                                              --------   --------   --------   --------   --------
                                              --------   --------   --------   --------   --------
Funds from Operations(2):
  Net income................................    36,249   $ 20,081   $ 17,958   $ 16,482   $ 13,620
  Depreciation and amortization.............    23,382     21,291     19,019     17,699     15,914
  Gains on sales of property and
     securities.............................    (1,631)    (1,807)      (608)      (327)
  Extraordinary charge......................                1,167
                                              --------   --------   --------   --------   --------
          Total.............................  $ 58,000   $ 40,732   $ 36,369   $ 33,854   $ 29,534
                                              --------   --------   --------   --------   --------
                                              --------   --------   --------   --------   --------
Weighted average number of common shares
  outstanding...............................    24,211     17,503     16,580     16,279     13,984
Net income per common share.................  $   1.50   $   1.15   $   1.08   $   1.01   $    .97
Cash dividends per common share.............  $   2.16   $   2.04   $   1.92   $   1.88   $   1.76
Total property (at cost)....................  $624,379   $528,362   $469,510   $419,958   $384,379
Total assets................................  $602,042   $472,303   $440,088   $415,858   $365,324
Debt, obligations under capital leases and
  convertible debentures and notes..........  $147,652   $243,627   $280,217   $249,686   $257,666

- ---------------

(1) Relates to prepayment penalties paid in connection with the early retirement of permanent debt.

(2) Funds from operations does not consider the effects of changes in operating assets and liabilities such as receivables and payables; consequently, it may not be the same as cash flows from operating activities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should read in conjunction with the Consolidated Financial Statements and the Notes thereto and the Comparative Summary of Selected Financial Data appearing elsewhere in this report. Historical results and percentage relationships on the Statements of Consolidated Income, including trends which might appear, should not be taken as indicative of future operations.

FINANCING AND CAPITAL STRUCTURE

     The Company's total debt decreased $95.9 million to $147.7 million at December 31, 1993, compared to $243.6 million at the end of 1992. This significant reduction in debt between years was primarily the result of the Company's decision to call all $123.0 million of outstanding convertible note and debenture issues during 1993. The issues were converted into 3.9 million common shares, all of which had a beneficial anti-dilutive effect on earnings per share.

     During March 1993, the Company raised $113.0 million of new capital through an equity offering of 2.8 million common shares. Although a large portion of these proceeds was initially used to reduce short-term revolving credit debt, the proceeds were ultimately the primary source of the Company's capital needs for the year. During 1993, approximately $96.0 million was invested in new assets, consisting of acquisitions totaling 1.3 million square feet, the development of new shopping centers and capital improvements to existing properties.

     The Company had an average cost of debt for 1993 of 8.1% and its current debt structure provides protection against future interest rate fluctuations. The $92.2 million of floating-rate debt currently in place is covered by virtue of $40.0 million of interest rate swap contracts (extending out 8-11 years) and the existing option of liquidating the $51.4 million of government securities and reducing a like amount of debt. As a result of the conversion of all outstanding convertible notes and debentures into equity and the common share offering, the Company's financial position and capital structure is the strongest in its history.

LIQUIDITY

     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments as well as dividend payments in accordance with REIT requirements, and that cash on hand, borrowings under its existing credit facilities, and the use of project financing as well as other debt and equity alternatives will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows increased to $57.6 million for 1993 from $38.3 million for 1992.

     The Company satisfied its REIT requirement of distributing at least 95% of ordinary taxable income with dividend distributions of $52.3 million in 1993. Accordingly, federal income taxes were not provided. The Company's dividend payout ratio for the year approximated 90% of the 1993 funds from operations (defined as net income plus depreciation, amortization and extraordinary charge, less gains on sales of property and securities). Recently, the Company's Board of Trust Managers approved an increase in the quarterly dividend per common share from $.54 to $.57.

     As of December 31, 1993, the Company had approximately $59.7 million available under its $100 million revolving credit facilities. The Company also has a substantial number of operating properties which are currently free of debt or other restrictions, thereby providing a collateral base for future borrowings. More importantly, the Company's extremely low debt-to-equity ratio subsequent to the capital restructuring discussed above affords it a wide range of alternatives in the financial markets to fund future capital needs.

RESULTS OF OPERATIONS

     The Company considers funds from operations to be the most appropriate measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization expenses as operating expenses. Management believes that reduction for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated.

COMPARISON OF 1993 TO 1992

     Net income increased $16.2 million, or 80.5%, to $36.2 million ($1.50 per share) in 1993 from $20.1 million ($1.15 per share) in 1992. Funds from operations increased $17.3 million, or 42.4%, to $58.0 million in 1993 from $40.7 million in 1992. These significant increases realized between comparative years relate to the Company's shopping center acquisitions during the past two years, as well as a substantial decrease in interest expense achieved through the conversion into equity of all the convertible issues outstanding at the start of 1993.

     Rental revenues were $94.2 million for 1993 as compared to $83.2 million for 1992. The $11.0 million difference represents a 13.2% increase. New properties added through the Company's acquisition and new development programs contributed a significant part of this increase.

     Interest income increased $1.9 million in 1993 as compared with 1992, primarily because the Company had significantly more funds invested in government securities in 1993 than it did in 1992. The funds invested during 1993 represented a portion of the proceeds derived from a public offering during March of 1993. The increase in interest income was also due to $.4 million more interest received from WRI Holdings, Inc. on the Hospitality mortgage bonds, due to its improved cash flow from its hotel operations. The Company did not recognize interest income from various other debt with WRI Holdings, Inc. of approximately $5.2 million and $4.9 million in 1993 and 1992, respectively.

     The $.8 million increase in other income between years is due, in part, to additional income recorded with respect to the Company's unconsolidated equity investment in real estate properties. Since the fourth quarter of 1992, the Company has increased its investment in joint ventures accounted for using the equity method, resulting in this increase. The increase in other income is also due to certain management fee income relating primarily to the non-owned portion of the Company's joint venture investments, as the Company became self-managed at the beginning of 1993 (more fully explained below).

     Interest expense decreased $8.6 million in 1993 to $10.0 million, as compared to $18.7 million in 1992, primarily because average debt outstanding during the year decreased $129.2 million, from $267.7 million in 1992 to $138.5 million in 1993. This significant reduction in average debt outstanding was achieved by the use of proceeds from the Company's last two public offerings and the conversion of all of the Company's outstanding convertible debt issues into equity. The conversion of the convertible notes and debentures during 1993 is expected to further decrease interest expense by $3.1 million and increase net income by a like amount for 1994.

     The reduction in interest expense for the year was partially offset by the Company's $40 million in interest rate swap contracts. Although these instruments provide rate protection for the long-term (8.1% for 8-11 years), they penalized the 1993 results of operations with $1.0 million of additional interest expense. During the year, the Company had an average of only $18.5 million of floating rate debt outstanding, thus leaving approximately $21.5 million of unmatched interest rate swaps. The reduction in interest expense was also partially offset by a $.9 million decrease in the amount of interest which was capitalized during the year (thus serving to increase interest expense). The significant portion of this change in capitalized interest ($.7 million) relates to certain tracts of land under development, which, as of the end of 1992, had reached their net realizable value.

     Depreciation and amortization was $23.4 million for 1993 and $21.3 million for 1992 and operating expenses were $17.3 million for 1993 and $14.6 million for 1992. This aggregate $4.8 million increase was primarily due to property additions made by the Company during the past two years. Ad valorem taxes charged to operations increased $1.5 million to $12.9 million in 1993 from $11.4 million in 1992, also as the result of the property additions mentioned above.

     Gains on sales of property and securities for 1993 relate to gains realized as the results of fires at two of the Company's properties. The fires had no material impact on the Company's current earnings.

     Effective January 1, 1993, Weingarten Realty Management Company (the "Management Company"), a separate but related company, was acquired by the Company, thus allowing direct management of the Company's properties. The Company also performs property management services for joint ventures in which it participates. The acquisition had no material financial effect on the Company because the additional salaries paid as a result of the merger were offset by the various management fees no longer being paid to the Management Company.

     Beginning in the first quarter of 1994, the Company will adopt Statement of Financial Accounting Standards No. 115, which requires that marketable securities be carried at the lower of aggregate cost or market. The adoption of this standard will not have a material effect on the Company's consolidated financial statements.

COMPARISON OF 1992 TO 1991

     Net income increased $2.1 million, or 11.8%, to $20.1 million ($1.15 per share) in 1992 from $18.0 million ($1.08 per share) in 1991. Funds from operations increased $4.4 million, or 12.0% to $40.7 million in 1992 from $36.4 million in 1991, primarily due to increased rental revenues.

     Rental revenues were $83.2 million for 1992 as compared to $74.5 million for 1991. The $8.7 million difference represents an 11.8% increase. New properties added through the Company's acquisition and development programs contributed $6.7 million of the increase. The remainder stems from existing properties and relates to increases in minimum rentals on renewals and increases in reimbursements of ad valorem taxes and other operating expenses.

     Interest income decreased approximately $1.9 million in 1992 as compared with 1991, primarily because of less interest income from the government securities. The Company's remaining investment of $17.3 million in these securities was sold at the end of the second quarter of 1992, after having been held during all of 1991. These securities were sold because management had concluded that the gain associated with this investment had been maximized. The Company did not recognize interest income from various debt with an affiliate of approximately $4.9 million and $4.7 million in 1992 and 1991, respectively.

     The $.5 million increase in other income between years related primarily to lease cancellation income, most of which was received during the second quarter of 1992 as the result of a settlement with a prior tenant. The remainder of the positive change in this line item was due to increased income recorded with respect to the Company's unconsolidated equity investments in real estate properties.

     Interest expense decreased $1.5 million in 1992 to $18.7 million, as compared to $20.2 million in 1991. Of this decrease, $1.0 million related to a decrease in average rate from 8.2% in 1991 to 7.8% in 1992. The remainder is due to an increase in capitalized interest associated with the increased development activity experienced by the Company. Average debt outstanding was relatively stable between years in spite of the capital expenditures previously mentioned, due to the $82.1 million of new proceeds associated with the 2 million common share offering and the sale of the Company's remaining investment in government securities.

     Depreciation and amortization was $21.3 million for 1992 and $19.0 million for 1991 and operating expenses were $14.6 million for 1992 and $12.6 million for 1991. This aggregate $4.3 million increase was primarily due to property additions made by the Company during the past two years. Ad valorem taxes charged to operations increased to $11.4 million in 1992 from $9.5 million in 1991. The $1.9 million increase was due to property additions as well as tax rate increases.

     The increase between years of $.5 million in general and administrative expenses was due to increases in executive compensation, professional fees and state income taxes.

     The $1.8 million gains on sales property and securities is the result of a $1.3 million gain realized upon the sale of the Company's remaining $17.3 million investment in government securities coupled with gains associated with the sale of two small tracts of unimproved land. The extraordinary charge of $1.2 million consisted of prepayment penalties incurred as a result of the Company's election to pay off a number of its permanent loans.

EFFECTS OF INFLATION

     The rate of inflation remained modest during 1993 and, as such, was inconsequential to the Company's operations. The Company has structured its leases, however, in such a way as to remain largely unaffected should significant inflation occur. Most of the leases contain percentage rent provisions with the Company to receive rentals based on the tenants' gross sales. Many leases provide for increasing minimum rentals during the terms of the leases through escalation provisions. In addition, many of the Company's leases are for terms of less than ten years, which allows the Company to adjust rental to changing market conditions when the leases expire. Most of the Company's leases require the tenant to pay a large portion of operating expenses. As a result of these lease provisions, increases due to inflation, as well as tax rate increases which are usually anticipated to occur, generally do not have a significant adverse effect upon the Company's operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Weingarten Realty Investors:

     We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors as of December 31, 1993 and 1992, and the related statements of consolidated income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weingarten Realty Investors at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE

Houston, Texas
February 24, 1994

                       STATEMENTS OF CONSOLIDATED INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1993        1992        1991
                                                                --------     -------     -------
Revenues:
  Rentals....................................................   $ 94,195     $83,224     $74,458
  Income from direct financing leases........................      1,596       1,954       2,057
  Interest:
     Securities and other....................................      2,321       1,088       2,834
     Affiliate...............................................      2,052       1,616       1,633
     Related joint ventures and partnerships.................        968         724         844
  Other......................................................      2,150       1,353         819
                                                                --------     -------     -------
          Total..............................................    103,282      89,959      82,645
                                                                --------     -------     -------
Expenses:
  Depreciation and amortization..............................     23,382      21,291      19,019
  Operating (including $3,599 and $3,313 for 1992 and 1991,
     paid to a related party)................................     17,348      14,600      12,596
  Ad valorem taxes...........................................     12,887      11,372       9,454
  Interest...................................................     10,046      18,689      20,157
  General and administrative.................................      5,001       4,566       4,069
                                                                --------     -------     -------
          Total..............................................     68,664      70,518      65,295
                                                                --------     -------     -------
Income from Operations.......................................     34,618      19,441      17,350
Gains on Sales of Property and Securities....................      1,631       1,807         608
                                                                --------     -------     -------
Income Before Extraordinary Charge...........................     36,249      21,248      17,958
Extraordinary Charge (penalty for early retirement of
  debt)......................................................                  1,167
                                                                --------     -------     -------
Net Income...................................................   $ 36,249     $20,081     $17,958
                                                                --------     -------     -------
                                                                --------     -------     -------
Per Common Share:
  Income Before Extraordinary Charge.........................   $   1.50     $  1.21     $  1.08
                                                                --------     -------     -------
                                                                --------     -------     -------
  Net Income.................................................   $   1.50     $  1.15     $  1.08
                                                                --------     -------     -------
                                                                --------     -------     -------
Weighted Average Number of Common Shares Outstanding.........     24,211      17,503      16,580
                                                                --------     -------     -------
                                                                --------     -------     -------

                See Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                         1993           1992
                                                                       --------       --------
                               ASSETS
Property:
  Land..............................................................   $110,704       $ 93,104
  Buildings and improvements........................................    466,938        386,226
  Projects under development (including land under development of
     $38,966 in 1993 and $38,377 in 1992)...........................     46,737         49,032
                                                                       --------       --------
          Total.....................................................    624,379        528,362
  Less accumulated depreciation.....................................    168,405        150,366
                                                                       --------       --------
               Property -- net......................................    455,974        377,996
Property under Direct Financing Leases..............................     10,435         12,309
Investment in Mortgage Bonds and Notes Receivable from an Affiliate
  (net of deferred gain of $16,235).................................     24,914         25,174
Investment in and Notes Receivable from Joint Ventures and
  Partnerships......................................................     19,632         20,916
Marketable Debt Securities..........................................     51,405
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $938 in 1993 and $755 in 1992)........................     13,880         12,614
Unamortized Debt and Lease Costs....................................     15,038         16,209
Cash and Cash Equivalents...........................................      3,226          1,152
Other...............................................................      7,538          5,933
                                                                       --------       --------
                              Total.................................   $602,042       $472,303
                                                                       --------       --------
                                                                       --------       --------
                LIABILITIES AND SHAREHOLDERS' EQUITY
Permanent and Interim Debt..........................................   $141,533       $114,397
Obligation under Capital Leases.....................................      6,119          6,182
Accounts Payable and Accrued Expenses...............................     22,975         20,672
Other...............................................................      4,328          2,637
                                                                       --------       --------
          Total.....................................................    174,955        143,888
                                                                       --------       --------
Convertible Debentures and Notes....................................                   123,048
                                                                                      --------
Commitments and Contingencies
Shareholders' Equity:
  Preferred Shares of beneficial interest -- par value, $0.03 per share; shares authorized: 10,000; shares issued and
     outstanding: none
  Common Shares of beneficial interest -- par value, $0.03 per share; shares authorized: 150,000; shares issued and
     outstanding: 25,972 in 1993
     and 19,231 in 1992.............................................        779            577
  Capital surplus...................................................    426,308        204,790
                                                                       --------       --------
          Shareholders' equity......................................    427,087        205,367
                                                                       --------       --------
                              Total.................................   $602,042       $472,303
                                                                       --------       --------
                                                                       --------       --------

                See Notes to Consolidated Financial Statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1993        1992        1991
                                                                --------    --------    --------
Cash Flows from Operating Activities:
  Net Income.................................................   $ 36,249    $ 20,081    $ 17,958
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization...........................     23,382      21,291      19,019
     Gains on sales of property and securities...............     (1,631)     (1,807)       (608)
     Prepayment penalties associated with early
       extinguishment of
       debt..................................................                  1,167
     Amortization of direct financing leases.................        920         503         495
     Net effect of changes in operating accounts.............     (1,222)     (2,830)     (2,865)
     Other, net..............................................        (57)       (131)        175
                                                                --------    --------    --------
          Net cash provided by operating activities..........     57,641      38,274      34,174
                                                                --------    --------    --------
Cash Flows from Investing Activities:
  Property acquisitions and development......................    (91,008)    (47,322)    (36,540)
  Notes receivable:
     Advances................................................     (3,775)     (8,570)     (3,963)
     Collections.............................................      3,423       2,582       2,942
  Proceeds from sales of property............................      1,741       1,822         695
  Proceeds from sales of marketable debt securities..........     32,612      18,632       9,347
  Purchase of marketable debt securities.....................    (84,718)
  Investments in equity ventures.............................     (2,803)     (2,216)
  Other......................................................      1,213       1,523       1,535
                                                                --------    --------    --------
          Net cash used in investing activities..............   (143,315)    (33,549)    (25,984)
                                                                --------    --------    --------
Cash Flows from Financing Activities:
  Proceeds from issuance of:
     Debt....................................................     71,834      42,042      31,531
     Common Shares of beneficial interest....................    113,190      64,210         726
  Redemption of convertible debentures.......................                     (3)       (131)
  Principal payments of debt and capital lease obligations...    (44,837)    (74,562)     (7,649)
  Prepayment penalties associated with early extinguishment
     of
     debt....................................................                   (932)
  Dividends paid.............................................    (52,345)    (36,180)    (31,818)
  Debt costs incurred........................................        (94)       (241)       (283)
                                                                --------    --------    --------
          Net cash provided by (used in) financing
            activities.......................................     87,748      (5,666)     (7,624)
                                                                --------    --------    --------
Net increase (decrease) in cash and cash equivalents.........      2,074        (941)        566
Cash and cash equivalents at January 1.......................      1,152       2,093       1,527
                                                                --------    --------    --------
Cash and cash equivalents at December 31.....................   $  3,226    $  1,152    $  2,093
                                                                --------    --------    --------
                                                                --------    --------    --------

                See Notes to Consolidated Financial Statements.

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                COMMON
                                                              SHARES OF
                                                              BENEFICIAL    CAPITAL      RETAINED
                                                               INTEREST     SURPLUS      EARNINGS
                                                              ----------    --------     --------
Balance, January 1, 1991......................................    $495      $133,812     $13,882
  Net income..................................................                            17,958
  Conversion of debentures....................................       3         3,365
  Common Shares issued under benefit plans....................       1           726
  Cash dividends ($1.92 per share)............................                           (31,818)
                                                                  ----      --------     --------
Balance, December 31, 1991....................................     499       137,903          22
  Net income..................................................                            20,081
  Public offering of 2,000 Common Shares......................      60        63,393
  Common Shares exchanged for property........................      12        14,538
  Conversion of debentures....................................       4         3,911
  Common Shares issued under benefit plans....................       2         1,122
  Cash dividends ($2.04 per share)............................               (16,077)    (20,103)
                                                                  ----      --------     --------
Balance, December 31, 1992....................................     577       204,790          --
  Net income..................................................                            36,249
  Public offering of 2,835 Common Shares......................      85       112,890
  Conversion of notes and debentures..........................     116       123,877
  Shares issued under benefit plans...........................       1           847
  Cash dividends ($2.16 per share)............................               (16,096)    (36,249)
                                                                  ----      --------     --------
Balance, December 31, 1993....................................    $779      $426,308     $    --
                                                                  ----      --------     --------
                                                                  ----      --------     --------

                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Operations of Weingarten Realty Investors, a Texas business trust, consist of one business segment -- acquiring, developing and leasing of real estate, primarily anchored shopping centers, in Texas and throughout the southwestern part of the United States. The Company currently operates and intends to operate in the future as a real estate investment trust ("REIT").

     Consolidated financial statements include the accounts of the Company, its subsidiaries and its interest in 50% or more-owned joint ventures and partnerships. All significant intercompany balances and transactions have been eliminated. Joint ventures which are less than 50% owned are accounted for using the equity method.

     Carrying charges, principally interest and ad valorem taxes, of land under development and buildings under construction are capitalized as part of projects under development and buildings and improvements to the extent that such charges do not cause the carrying value of the asset to exceed its net realizable value.

     Property is carried at cost plus capitalized carrying charges. Depreciation is computed using the straight-line method, generally over estimated useful lives of 18-50 years for buildings and 10-20 years for parking lot surfacing and equipment. Maintenance and repairs are expensed. Major replacements are capitalized and the replaced asset and corresponding accumulated depreciation is removed from the accounts.

     Marketable debt securities, consisting of U.S. government agency guaranteed pass-through certificates and U.S. Treasury Notes, are carried at amortized cost. Premiums and discounts are amortized (accreted) to operations over the estimated remaining lives of the securities using the constant yield method.

     Federal income taxes are not provided because the Company believes it qualifies as a REIT under the provisions of the Internal Revenue Code and, therefore, applicable taxable income is included in the taxable income to its shareholders. As a REIT, the Company must distribute at least 95% of its ordinary taxable income to its shareholders and meet certain other requirements. Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of interest, ad valorem taxes, depreciation, rental revenue and installment gains on sales of property.

     Unamortized debt and lease costs are amortized primarily on a straight-line basis over the terms of the debt and over the lives of leases, respectively.

     Rental revenue is generally recognized on a straight-line basis over the life of the lease for operating leases and over the lease terms using the interest method for direct financing leases. Contingent rentals (payments for taxes, insurance and maintenance by the lessees and for an amount based on a percentage of the tenants' sales) are estimated and accrued over the lease year.

     Income per common share is computed using the weighted average number of common shares outstanding during the period and excludes the negligible dilutive effect of shares issuable in connection with share options and awards.

     Cash flows are computed using the indirect method. For cash flow purposes, the Company considers all highly liquid debt instruments with a maturity of less than three months as cash equivalents.

     Dollar amounts presented in the tabulations in the notes to consolidated financial statements are stated in thousands of dollars, except per share amounts.

NOTE 2. DEBT AND CONVERTIBLE DEBENTURES

     The Company's total debt consisted of the following:

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1993         1992
                                                                 --------     --------
        Permanent Debt:
          Permanent trust-deed and mortgage notes payable to
             2012 at 6.0% to 10.5%, primarily with insurance
             companies........................................   $ 41,066     $ 43,618
          Revolving credit agreements, rate fixed at 8.1%
             through interest rate swap agreements............     40,000       40,000
          Industrial revenue bonds to 2014 at 3.1% to 4.8%....      7,899        8,020
                                                                 --------     --------
                  Total permanent debt........................     88,965       91,638
                                                                 --------     --------
        Interim Debt:
          Reverse repurchase agreements, due daily; variable
             interest rate at 3.3% as of December 31, 1993,
             collateralized by $51.4 million of marketable
             debt securities..................................     51,826
          Revolving credit agreement, variable interest rate
             at 3.6% as of December 31, 1993..................        350       22,450
          Other...............................................        392          309
                                                                 --------     --------
                  Total interim debt..........................     52,568       22,759
                                                                 --------     --------
                       Total permanent and interim debt.......    141,533      114,397
          Obligation under Capital Leases.....................      6,119        6,182
          Convertible Notes and Debentures....................                 123,048
                                                                 --------     --------
                       Total..................................   $147,652     $243,627
                                                                 --------     --------
                                                                 --------     --------

     Principal due in the next five years (excluding amounts due under interim debt), in millions, is $.8 in 1994, $.5 in 1995, 1996 and 1997, and $.6 in 1998.
The Company made cash payments for interest on debt, net of amounts capitalized, in millions, of $9.4 in 1993, $18.3 in 1992 and $19.8 in 1991.

     At December 31, 1993, property under direct financing leases and other property with carrying values aggregating $328 million and current and future rentals from these properties and leases were used as collateral for the Company's debt.

     Various debt agreements contain restrictive covenants, the most restrictive of which requires the Company to produce annual consolidated distributable cash flow, as defined in the applicable debt agreements, of not less than 170% of interest payments, to limit the payment of dividends to no more than 95% of such annual consolidated distributable cash flow and to limit short term debt (as defined) to the greater of 33% of total debt or $75 million. Management believes that the Company is in compliance with all restrictive covenants.

  Permanent and Interim Debt

     The Company generally classifies debt as permanent if the debt is payable over an initial period of more than ten years and as interim if the debt is payable over five years or less. Interim debt is typically used to provide funds for the acquisition or development of properties, and is replaced by permanent debt, subject to availability and relative costs.

     The Company has a revolving credit agreement with a bank for $80 million, available through June 2004. Under the agreement, the lender has the option to call and convert the outstanding debt to a term loan that would be payable over approximately four years. During 1993, the balance outstanding under the agreement averaged about $14.3 million with a weighted average interest rate of 3.8%; and the maximum balance outstanding under the agreement was $62.5 million.

     The Company also has an additional $20 million revolving credit agreement with another bank, available through May 1994. Funds advanced under the agreement generally bear interest at the federal funds rate plus one percent, without any obligation to maintain collected balances. Upon termination of the agreement, the outstanding amount may be converted to a term loan payable over a two-year period.

     During 1993, the balance outstanding under the agreement averaged $4.2 million with a weighted average interest rate of 4.1%. The maximum balance outstanding under the agreement was $20 million.

     These revolving credit facilities are subject to normal banking terms and conditions and do not materially restrict the Company's activities.

     In 1992, the Company purchased $40 million of interest rate swap contracts which fix the average effective interest rate of an equal amount under the Company's revolving credit agreements at an estimated 8.1% for periods maturing in 2001 and 2004. Amounts outstanding under the revolving credit agreement up to the $40 million notional amount of the interest rate swaps are not callable by the lender as long as the swaps are owned by the Company. The Company is currently paying a higher rate of interest than it is receiving under the swap agreements, and thus currently has no financial exposure in the unlikely event of default by the counterparty.

  Convertible Notes and Debentures

     In 1993, the Company converted all of its convertible notes and debentures into common shares of beneficial interest. A total of 3.9 million shares were issued during the year related to these conversions. Had all of the debt been converted as of January 1, 1993, net income per common share would have been $1.55 per share for the year ended December 31, 1993.

NOTE 3. CARRYING CHARGES CAPITALIZED

     The following carrying charges were capitalized:

                                                           1993        1992        1991
                                                          ------      ------      ------
        Interest.......................................   $1,114      $2,025      $1,586
        Ad valorem taxes...............................      193         196         142
                                                          ------      ------      ------
                  Total................................   $1,307      $2,221      $1,728
                                                          ------      ------      ------
                                                          ------      ------      ------

NOTE 4. LEASING OPERATIONS

  Leasing Arrangements

     The Company's lease terms range from less than one year for smaller tenant spaces to thirty-five years for larger tenant spaces. In addition to minimum lease payments, most of the leases provide for contingent rentals.

  Rentals under Operating Leases

     Future minimum rental income from non-cancelable operating leases at December 31, 1993, in millions, is: $75.5 in 1994; $67.2 in 1995; $58.1 in 1996;
$49.1 in 1997; $42.4 in 1998 and $277.9 thereafter. The future minimum rental amounts do not include estimates for contingent rentals. Such contingent rentals, in millions, aggregated $21.4 in 1993, $19.5 in 1992 and $16.5 in 1991.

  Property under Direct Financing Leases

     Leases that are, in substance, the financing of an asset purchase by the party leasing the property are recorded as property under direct financing leases. The Company, in its capacity as lessor, has removed the leased property from the books and recorded the future lease payments receivable using the following components:

                                                                      DECEMBER 31,
                                                                  --------------------
                                                                   1993         1992
                                                                  -------      -------
        Total minimum lease payments to be received............   $19,280      $24,513
        Estimated residual values of leased property...........     2,224        2,237
        Unearned income........................................   (11,069)     (14,441)
                                                                  -------      -------
                  Property under direct financing leases.......   $10,435      $12,309
                                                                  -------      -------
                                                                  -------      -------

     At December 31, 1993, minimum lease payments to be received in each of the five succeeding years, in millions, are: $1.9 in 1994 and 1995; $1.8 in 1996 and 1997 and $1.7 in 1998. The future minimum lease payments do not include amounts for contingent rentals; contingent rental income on properties leased under direct financing leases, in millions, was $.6 in 1993, $.8 in 1992 and $.6 in 1991.

NOTE 5. LEASE COMMITMENTS

  Operating Leases

     The Company leases land and a shopping center from the owners, and then subleases these properties to other parties. Future minimum rentals under these operating leases, in millions, are: $1.2 in 1994; $1.3 in 1995; $1.2 in 1996; $1.1 in 1997; $1.0 in 1998 and $15.4 thereafter.

     Future minimum rental payments on these leases have not been reduced by future minimum sublease rentals aggregating $15.8 million through 2017 that are due under various noncancelable subleases. The following summarizes total rental expenses and sublease rental revenue (excluding amounts for improvements constructed by the Company on the leased land):

                                                           1993        1992        1991
                                                          ------      ------      ------
        Minimum rentals................................   $1,457      $1,354      $1,214
        Contingent rentals.............................      159         108         109
                                                          ------      ------      ------
                  Total rental expense.................   $1,616      $1,462      $1,323
                                                          ------      ------      ------
                                                          ------      ------      ------
        Sublease rental revenue........................   $2,012      $1,630      $1,731
                                                          ------      ------      ------
                                                          ------      ------      ------

  Capital Leases

     Leases which transfer substantially all of the risks and benefits of ownership associated with the underlying property to the Company are considered capital leases, and the present value of the required lease payments are recorded as property and the related debt is recorded as obligations under capital leases. The debt is amortized as each lease payment is made. Property under capital leases, consisting of a shopping center aggregating $6.5 million, is included in buildings and improvements at December 31, 1993 and 1992.

     Future minimum lease payments under these capital leases total $12.7 million, with annual payments due of $.6 million in 1994 through 1998, and $9.7 million thereafter. The amount of these total payments representing interest is $6.4 million. Accordingly, the present value of the net minimum lease payments is $6.1 million at December 31, 1993.

     The Company subleases this property to other parties. The minimum lease payments discussed above have not been reduced by minimum sublease rentals aggregating $3.4 million due under non-cancelable subleases. Minimum sublease rentals do not include estimates for contingent rentals that aggregated $.2 million in 1993 and 1992 and $.1 million in 1991.

NOTE 6. RELATED PARTY TRANSACTIONS

     The Company and Weingarten Realty Management Company (the "Management Company") were related parties during 1991 and 1992 because, prior to January 1, 1993, the Management Company was owned by directors and shareholders of the Company. As the Company had only a few employees, its operations were primarily performed by employees of the Management Company through a contract to lease, manage and develop the Company's properties. The Company and WRI Holdings, Inc. ("Holdings") are related parties because they share certain directors and are under common management. See Note 8 for related party information about Holdings.

     Effective January 1, 1993, the assets of the Management Company, which were not material in relation to the Company's consolidated balance sheet, were acquired by the Company through the assumption of less than $.1 million of net liabilities from the shareholders of the Management Company. This event did not have a significant effect on 1993 earnings because the additional salaries paid as the result of this merger were offset by the various fees no longer being paid to the Management Company.

     The Management Company charged the Company fees aggregating $8.3 million and $8.0 million for 1992 and 1991, respectively, in connection with services rendered under the management contract. Fees paid under the management contract were generally based upon a specified percent of revenues, minimum lease rentals of space leased and costs incurred for acquisition, construction and development of the Company's properties. The Management Company owed the Company $1.3 million at December 31, 1992.

     The Company owns an interest in several joint ventures and partnerships. Notes receivable from these entities totalled $10.1 million and $14.0 million at December 31, 1993 and 1992, respectively, and bear interest at 2.7% to 9.3% at December 31, 1993 and are due at various dates through 2020.

     The Company's $80 million revolving credit agreement is with Texas Commerce Bank National Association ("TCB").

NOTE 7. COMMITMENTS AND CONTINGENCIES

     The Company was contingently liable at December 31, 1993 for $1.2 million of notes payable executed by various joint ventures and partnerships.

     The Company is committed to lend Holdings an additional $3.3 million. The Company remains contingently liable for $1.5 million of notes payable by Hospitality Venture which were transferred to Holdings in 1988.

     The Company is involved in various matters of litigation arising in the normal course of business. While the Company is unable to predict with certainty the amounts involved, the Company's management and counsel are of the opinion that, when such litigation is resolved, the Company's resulting liability, if any, will not have a significant effect on the Company's consolidated financial position.

NOTE 8. INVESTMENT IN MORTGAGE BONDS AND NOTES RECEIVABLE FROM AN AFFILIATE

     Concurrent with the Company being organized as a REIT in 1984, certain property and investments in joint ventures, which were considered to be incompatible with a REIT's operation, and $3.5 million were transferred to Holdings in exchange for $26.8 million of mortgage bonds. The transfer price for the assets was based upon independent appraisals. The appraised values exceeded the Company's carrying value of the assets; however, because Holdings is a related party, the gain of $17.3 million was deferred by the Company. Holdings currently owns three investments: a 50% interest in Hospitality Venture, which owns and operates eight motor hotels in Florida and Alabama ("Hospitality"); unimproved land in a multi-use land development north of Houston ("River Pointe"); and unimproved land in a major industrial park in Houston ("Railwood").

     The mortgage bonds and notes receivable from Holdings, and related deferred gain, were as follows:

                                                                     DECEMBER 31,
                                                                  -------------------
                                                                   1993        1992
                                                                  -------     -------
        Hospitality mortgage bonds, bearing interest at the
          greater of 16% or 11% of gross receipts (as defined),
          due 2004 and collateralized by an interest in
          Hospitality Venture..................................   $15,982     $15,982
        Railwood mortgage bonds, bearing interest at 16%
          (payable at 10%), due 2004 and collateralized by
          unimproved land......................................     6,223       6,223
        River Pointe mortgage bonds, bearing interest at 16%
          (payable at 10%), due 1994 and collateralized by
          unimproved land......................................     3,150       3,150
                                                                  -------     -------
                  Total........................................    25,355      25,355
        River Pointe development notes receivable, bearing
          interest at prime rate plus 1% (7.0% at December 31,
          1993), due December 1994 and collateralized by
          unimproved land......................................     9,907      10,404
        Hospitality Venture note receivable under a credit
          agreement, bearing interest at prime rate plus 1%
          (7.0% at December 31, 1993), due July 1995 and
          collateralized by property...........................     2,200       3,550
        Note receivable, bearing interest at prime rate plus 1%
          (7.0% at December 31, 1993), due June 1996 and
          collateralized by an interest in Hospitality
          Venture..............................................     3,687       2,100
                                                                  -------     -------
                  Total........................................    41,149      41,409
        Unrecognized portion of the deferred gain on original
          transfer of assets to Holdings.......................   (16,235)    (16,235)
                                                                  -------     -------
                  Net investment...............................   $24,914     $25,174
                                                                  -------     -------
                                                                  -------     -------

     Before 1988, Holdings was current on the payments of all interest; accordingly, the Company had recognized interest income on all of Holdings' debt at the stated interest pay rates. During the fourth quarter of 1988, Holdings' cash flow and capital resources became insufficient to meet the full interest requirements on the mortgage bonds. The accrual of interest income on the River Pointe and Railwood mortgage bonds has been suspended and interest income on the Hospitality mortgage bonds has been limited to Holdings' pro rata share of cash flow from Hospitality Venture. Interest income from the mortgage bonds and notes receivable recognized by the Company for financial reporting purposes, in millions, aggregated $2.1 for 1993, and $1.6 for 1992 and 1991. At December 31, 1993 and 1992, accrued interest receivable from Holdings was $.4 million and $.3 million, respectively.

     The Company had an unrecorded receivable for interest of $22.3 million and $17.1 million at December 31, 1993 and 1992, respectively. Of these amounts, $5.4 million and $4.8 million represent the difference between the accrual rate and the pay rate on the Railwood and River Pointe mortgage bonds at December 31, 1993 and 1992, respectively. Interest income not recognized by the Company for financial reporting purposes aggregated, in millions, $5.2, $4.9 and $4.7 for 1993, 1992 and 1991, respectively.

     Management of the Company believes that the fair value of the security collateralizing the debt from Holdings is greater than the net investment in such debt (cost less related deferred gain) and that there would not be a charge to operations if the Company were to foreclose on the debt. If foreclosure were required, however, the net investment in such debt would become the Company's basis of the repossessed assets. However, the Company does not currently anticipate foreclosure on Holdings' properties due to certain restrictions imposed on such assets in connection with the Company's REIT status. Accordingly, the

Company's management presently does not believe that the net investment in the mortgage bonds and notes receivable from Holdings has been impaired nor that a reserve for any such impairment is currently required.

NOTE 9. SHARE OPTIONS AND AWARDS

     The Company has an incentive Share Option Plan (the "Plan") which expires in December 1997. During 1991, the Company amended the Plan to add awards of common shares of beneficial interest, at nominal cost to the recipient, in addition to options. The Plan provides options and awards for a maximum of 500,000 common shares. The Company has an additional share option plan which grants 100 share options to every employee of the Company, excluding officers, upon completion of each five year interval of service. This plan, which expires in 2002, provides options for a maximum of 100,000 common shares. For both of the share option plans, options are granted to employees of the Company at an exercise price equal to the quoted fair market value of the common shares on the date the options are granted. All options and awards that are granted expire upon termination of employment or ten years from the date of grant.

     Following is a summary of the option activity for the three years ended December 31, 1993:

                                                            SHARES          OPTION
                                                             UNDER           PRICE
                                                            OPTION         PER SHARE
                                                            -------      -------------
        Outstanding, January 1, 1991.....................   120,160      $19.50--25.00
        Exercised........................................   (11,885)             19.50
                                                            -------
        Outstanding, December 31, 1991...................   108,275       19.50--25.00
        Granted..........................................   159,500       31.00--34.00
        Cancelled........................................    (1,500)             25.00
        Exercised........................................   (37,950)      19.50--25.00
                                                            -------
        Outstanding, December 31, 1992...................   228,325       19.50--34.00
        Granted..........................................    11,700       36.88--44.00
        Exercised........................................   (11,425)      19.50--36.88
                                                            -------
        Outstanding, December 31, 1993...................   228,600       19.50--44.00
                                                            -------
                                                            -------

     During 1991, 56,000 common shares were granted as awards to certain key officers of the Company and the Management Company. Through December 31, 1993, 42,000 of these common shares had vested and were issued; the remaining 14,000 common shares will vest in 1994. Compensation expense of $.6 million, $.4 million and $.5 million was recognized in 1993, 1992 and 1991, respectively, relating to the share awards.

     At December 31, 1993, 238,884 common shares were available for the future grant of options or awards and options for 123,267 shares were exercisable.

     On January 3, 1994, the Company issued 62,900 restricted shares and granted 434,400 share options under a compensatory Incentive Share Plan for key officers of the Company. This plan, which expires in 2003, provides for a total of 500,000 shares, either in the form of restricted shares or options. The restricted shares generally vest over a ten year period, with potential acceleration of vesting due to appreciation in the market value of the Company's shares. The share options vest over a five year period beginning two years after the date of grant. Share options are granted at the market price at the date of grant.

NOTE 10. DIVIDEND DISTRIBUTIONS

     For federal income tax purposes, the cash dividends distributed to shareholders are characterized as follows:

                                                            1993       1992       1991
                                                            -----      -----      -----
        Ordinary income..................................    86.9%      83.3%      97.4%
        Return of capital (generally non-taxable)........    10.2       11.5
        Long-term capital gains..........................     2.9        5.2        2.6
                                                            -----      -----      -----
                  Total..................................   100.0%     100.0%     100.0%
                                                            -----      -----      -----
                                                            -----      -----      -----

NOTE 11. CHANGES IN OPERATING ACCOUNTS

     The effect of changes in the operating accounts on cash flows from operating activities is as follows:

                                                         1993        1992        1991
                                                        -------     -------     -------
        Increase in:
          Accrued rent and accounts receivable.......   $(1,635)    $  (413)    $  (801)
          All other assets -- primarily unamortized
             lease costs.............................    (5,459)     (3,591)     (4,416)
        Increase in:
          Accounts payable and accrued expenses
             (excluding amounts applicable to
             construction in progress)...............     5,872       1,174       2,352
                                                        -------     -------     -------
        Net effect of changes in operating
          accounts...................................   $(1,222)    $(2,830)    $(2,865)
                                                        -------     -------     -------
                                                        -------     -------     -------

     During 1993, $123.0 million in convertible debentures and notes were converted into 3.9 million common shares of beneficial interest. During 1992, the Company converted $4.1 million of convertible debentures into .1 million common shares and issued .4 million common shares valued at $14.6 million to a partner for the purchase of the partner's interest in a joint venture. During 1991, the Company converted $3.6 million of convertible debentures into .1 million common shares and assumed $10.4 million of permanent debt in connection with the acquisition of certain properties.

NOTE 12. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

     The following disclosure of estimated fair value was determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize upon disposition of the financial instrument. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     Cash and cash equivalents, accrued rent and accounts receivable, marketable debt securities, notes receivable from joint ventures, partnerships and tenants, interim debt and accounts payable and accrued expenses are carried at amounts which reasonably approximate their fair value.

     Mortgage bonds and notes receivable from an affiliate were not fair valued because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such bonds and notes receivable. However, management of the Company believes that the fair value of the security collateralizing such bonds and notes receivable is greater than the net investment in such instruments (cost less related deferred gain).

     Permanent debt with carrying values of $89.0 million has fair values of $93.8 million, which were estimated based on interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities.

     Interest rate swap agreements are valued at an estimated unrealized net loss of $5.6 million, which represents amounts at which they could be settled, based upon estimates obtained from dealers.

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1993. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 13. PENSION PLAN

     Effective January 1, 1993, the Company acquired the assets of the Management Company, including a defined benefit pension plan covering substantially all of its employees. This plan was merged with the plan of the Company, effective January 1, 1993. The benefit formula for both pre-existing plans is identical to the formula for the surviving merged plan.

     The benefits are based on years of service and the employee's compensation during the last five years of service. The Company's funding policy is to make annual contributions as required by applicable regulations.

     The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheet at December 31, 1993.

        Actual present value of:
          Vested benefit obligation.........................................   $4,785
                                                                               ------
                                                                               ------
          Accumulated benefit obligation....................................   $5,017
                                                                               ------
                                                                               ------
        Projected benefit obligation........................................   $7,412
        Plan assets at fair value, primarily common stocks and bonds........    6,703
                                                                               ------
        Projected benefit obligation in excess of plan assets...............     (709)
        Unrecognized prior service cost.....................................      404
        Unrecognized net loss...............................................      212
        Unrecognized net transition asset...................................     (271)
                                                                               ------
        Pension liability recognized in the balance sheet...................   $ (364)
                                                                               ------
                                                                               ------

     The components of net periodic pension cost are as follows:

        Service cost of benefits earned during the year.....................   $  115
        Interest cost on projected benefit obligation.......................      482
        Actual return on plan assets........................................     (646)
        Net amortization and deferral.......................................      135
                                                                               ------
                  Total.....................................................   $   86
                                                                               ------
                                                                               ------

     Assumptions used to develop periodic pension expense and the actuarial present value of projected benefit obligations:

            Weighted average discount rate...............................   7.0%
            Expected long-term rate of return on plan assets.............   7.0%
            Rate of increase in compensation levels......................   5.5%

     Disclosure for the Company's pension plan for 1992 is not included since such plan was not significant prior to the merger of the Management Company.

NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the years ended December 31, 1993 and 1992 is as follows:

                                                  FIRST     SECOND      THIRD     FOURTH
                                                 -------    -------    -------    -------
        1993:
          Revenues............................   $24,206    $25,009    $26,836    $27,231
          Net income..........................     7,746      8,447      9,470     10,586
          Net income per common share.........   $   .38    $   .34    $   .37    $   .41
        1992:
          Revenues............................   $21,578    $22,496    $22,768    $23,117
          Income before extraordinary
             charge...........................     4,599      6,097      5,038      5,514
          Net income..........................     4,599      6,097      4,132      5,253
          Income per common share:
                  Income before extraordinary
                    charge....................   $   .28    $   .37    $   .28    $   .28
                  Net income..................   $   .28    $   .37    $   .23    $   .27

NOTE 15. PRICE RANGE OF COMMON SHARES (UNAUDITED)

     The high and low sale prices per share of the Company's common shares, as reported on the New York Stock Exchange composite tape, and dividends per share paid for the periods indicated were as follows:

                                                                HIGH       LOW      DIVIDENDS
                                                                ----       -- -     ---------
        1993:
          First..............................................   $44       $36 1/2     $.54
          Second.............................................    43 5/8    37 7/8      .54
          Third..............................................    45 1/4    40 7/8      .54
          Fourth.............................................    43 3/4    36 1/2      .54
        1992:
          First..............................................   $35 1/8   $30 5/8     $.51
          Second.............................................    34 3/8    29 1/2      .51
          Third..............................................    35 1/8    32 1/2      .51
          Fourth.............................................    38        33 3/8      .51

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Information with respect to the Company's trust managers and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 28, 1994, which Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K. Except for those portions of such Proxy Statement specifically incorporated by reference herein, such Proxy Statement is deemed not to be filed as part of this Report.

     (b) See "Executive Officers of the Registrant" above.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to executive compensation is incorporated by reference from pages 11 through 14 of the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 28, 1994, which Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K. Except for those portions of such Proxy Statement specifically incorporated by reference herein, such Proxy Statement is deemed not to be filed as part of this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to security ownership of certain beneficial owners and management is incorporated by reference from pages 2 through 4 of the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 28, 1994, which Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K. Except for those portions of such Proxy Statement specifically incorporated by reference herein, such Proxy Statement is deemed not to be filed as part of this Report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to certain relationships and related transactions is incorporated by reference from pages 14 through 16 of the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 28, 1994, which Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K. Except for those portions of such Proxy Statement specifically incorporated by reference herein, such Proxy Statement is deemed not to be filed as part of this Report.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Financial Statement Schedules:

                                                                                         PAGE
                                                                                         ----
          (1)  (A) Independent Auditors' Report........................................   16
               (B) Financial Statements
                     (i)   Statements of Consolidated Income for the years ended
                           December 31, 1993, 1992 and 1991............................   17
                     (ii)  Consolidated Balance Sheets as of December 31, 1993 and
                           1992........................................................   18
                    (iii)  Statements of Consolidated Cash Flows for the years ended
                           December 31, 1993, 1992 and 1991............................   19
                     (iv)  Statements of Consolidated Shareholders' Equity for the
                           years ended December 31, 1993, 1992 and 1991................   20
                     (v)   Notes to Consolidated Financial Statements..................   21

          (2)  Financial Statement Schedules:

            SCHEDULE                                                                      PAGE
            --------                                                                      ----
              II        Amounts Receivable from Related Parties and Underwriters,
                          Promoters and Employees (Other than Related Parties)........    37
              VIII      Valuation and Qualifying Accounts.............................    39
              X         Supplementary Income Statement Information....................    40
              XI        Real Estate and Accumulated Depreciation......................    41
              XII       Mortgage Loans on Real Estate.................................    43

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes hereto.

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

     (c) Exhibits:

         3. 1          --    Restated Declaration of Trust, with all amendments thereto (filed as
                             Exhibit 3.1 to the Company's Registration Statement on Form S-3 (No.
                             33-49206) and incorporated herein by reference).
         3. 2          --    Bylaws of the Company (filed as Exhibit 3.2 to the Company's
                             Registration Statement on Form S-3 (No. 33-49206) and incorporated herein by reference).
        10. 1+         --    1988 Share Option Plan of the Company, as amended (filed as Exhibit
                             10.1 to the Company's Annual Report on Form 10-K for the year ended
                             December 31, 1990 and incorporated herein by reference).
        10. 2+         --    Weingarten Realty Investors Supplemental Retirement Account Plan, as
                             Amended and Restated (filed as Exhibit 10.26 to the Company's Annual
                             Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.)
        10. 3          --    16% Mortgage Bonds Due 1994 of WRI Holdings, Inc. dated December 28,
                             1984, payable to the Company in the original principal amount of
                             $3,150,000 (filed as Exhibit 10.8 to the Company's Registration
                             Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).
        10. 4          --    Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc.
                             and Texas Commerce Bank National Association, as Trustee, relating to the 16% Mortgage Bonds Due 1994 of WRI Holdings, Inc. in the
                             original principal amount of $3,150,000 (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-4 (No. 33-19730) and
                             incorporated herein by reference).
        10. 5          --    First Supplemental Indenture of Trust between WRI Holdings, Inc. and
                             Texas Commerce Trust Company of New York, as Trustee, amending Trust
                             Indenture, dated December 28, 1984, between WRI Holdings, Inc. and
                             Texas Commerce Bank National Association, as Trustee, relating to the 16% Mortgage Bonds Due 1994 of WRI Holdings, Inc. in the
                             original principal amount of $3,150,000 (filed as Exhibit 10.5.1 to the Company's Annual Report on Form 10-K for the year ended December
                             31, 1989 and incorporated herein by reference).
        10. 6          --    16% Mortgage Bonds Due 2004 of WRI Holdings, Inc., dated December
                             28, 1984, payable to the Company in the original principal amount of
                             $16,682,000 (filed as Exhibit 10.10 to the Company's Registration
                             Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).
        10. 7          --    Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc.
                             and Texas Commerce Bank National Association, as Trustee, relating to the 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the
                             original principal amount of $16,682,000 (filed as Exhibit 10.11 to the Company's Registration Statement on Form S-4 (No. 33-19730) and
                             incorporated herein by reference).
        10. 7.1        --    First Supplemental Indenture of Trust between WRI Holdings, Inc. and
                             Texas Commerce Trust Company of New York, as Trustee, amending Trust
                             Indenture, dated December 28, 1984, between WRI Holdings, Inc. and
                             Texas Commerce Bank National Association, as Trustee, relating to the 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the
                             original principal amount of $16,682,000 (filed as Exhibit 10.7.1 to the Company's Annual Report on Form 10-K for the year ended December
                             31, 1989 and incorporated herein by reference).
        10. 8*         --    Second Amended Promissory Note, as restated, effective as of January
                             1, 1992, executed by WRI Holdings, Inc., pursuant to which it may borrow up to the principal sum of $20,000,000 from the Company.
        10. 9          --    16% Mortgage Bonds Due 2004 of WRI Holdings, Inc., dated December
                             28, 1984, payable to the Company in the original principal amount of
                             $7,000,000 (filed as Exhibit 10.13 to the Company's Registration
                             Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).

        10. 10         --    Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc.
                             and Texas Commerce Bank National Association, as Trustee, relating to the 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the
                             original principal amount of $7,000,000 (filed as Exhibit 10.14 to the Company's Registration Statement on Form S-4 (No. 33-19730) and
                             incorporated herein by reference).
        10. 10.1       --    First Supplemental Indenture of Trust between WRI Holdings, Inc. and
                             Texas Commerce Trust Company of New York, as Trustee, amending Trust
                             Indenture, dated December 28, 1984, between WRI Holdings, Inc. and
                             Texas Commerce Bank National Association, as Trustee, relating to the 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the
                             original principal amount of $7,000,000 (filed as Exhibit 10.10.1 to the Company's Annual Report on Form 10-K for the year ended December
                             31, 1989 and incorporated herein by reference).
        10. 11         --    Agreement Correcting Trust Indenture, dated February 11, 1985, relating to 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the
                             original principal amount of $7,000,000 (filed as Exhibit 10.15 to the Company's Registration Statement on Form S-4 (No. 33-19730) and
                             incorporated herein by reference).
        10. 12         --    Amended and Restated Loan Agreement of $80,000,000 executed January
                             22, 1993, between the Company and Texas Commerce Bank National
                             Association (filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.)
        10. 12.1*      --    First Amendment to Amended and Restated Loan Agreement, effective as of January 22, 1993, between the Company and Texas Commerce Bank
                             National Association, amending facility fee.
        10. 13         --    First, Second and Waiver and Third Amendment to the Amended and
                             Restated Loan Agreement of $80,000,000 dated February 5, 1986 between the Company and Texas Commerce Bank National Association
                             (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K
                             for the year ended December 31, 1989 and incorporated herein by reference).
        10. 14         --    Not used.
        10. 15         --    Amendment to Note Purchase Agreement, dated March 31, 1991, amending loan agreement, dated August 6, 1987, Life and Accident Insurance
                             Company for $5,000,000, American General Life Insurance Company of
                             Delaware for $5,000,000, Republic National Life Insurance Company
                             for $3,000,000 and American Amicable Life Insurance Company of Texas
                             for $2,000,000 (filed as Exhibit 10.15.1 to the Company's Annual
                             Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).
        10. 16         --    The Savings and Investment Plan for Employees of the Company, as
                             amended (filed as Exhibit 4.1 to the Company's Registration
                             Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).
        10. 17         --    The Fifth Amendment to Savings and Investment Plan for Employees of
                             Weingarten Realty (filed as Exhibit 4.1.1 to the Company's
                             Post-Effective Amendment No. 1 to Registration Statement on Form S-8
                             (No. 33-25581) and incorporated herein by reference).
        10. 18         --    Loan Agreement of $20,000,000 (as amended, supplemented and restated) dated October 1, 1990, between the Company and Barclays
                             Bank PLC (filed as Exhibit 10.21 to the Company's Annual Report on
                             Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).
        10. 18.1*      --    Agreement and Amendment to Loan Agreement dated as of March 31, 1993 between the Company and Barclays Bank PLC, amending certain provisions of the Loan Agreement of $20,000,000 dated October 1,
                             1990.

        10. 19         --    Promissory Note and Line of Credit Loan Agreement in the amount of
                             $5,000,000, effective as of May 13, 1991, between the Company, as payee, and Leisure Dynamics, Inc. as maker (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended
                             December 31, 1991 and incorporated herein by reference).
        10. 20         --    Promissory Note in the amount of $12,000,000 between the Company, as payee, and Plaza Construction, Inc., as maker (filed as Exhibit
                             10.23 to the Company's Annual Report on Form 10-K for the year ended
                             December 31, 1991 and incorporated herein by reference).
        10. 20.1*      --    Fifth Renewal and Extension of Promissory Note in the amount of
                             $12,000,000, effective as of December 1, 1993, between the Company, as payee, and Plaza Construction, Inc., as maker.
        10. 21         --    Amended and Restated Master Swap Agreement dated as of January 29,
                             1992, between the Company and Texas Commerce Bank National
                             Association. (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).
        10. 21.1       --    Rate Swap Transaction, dated as of May 15, 1992, between the Company and Texas Commerce Bank National Association. (filed as Exhibit
                             10.24.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).
        10. 21.2       --    Rate Swap Transaction, dated as of June 24, 1992, between the
                             Company and Texas Commerce Bank National Association. (filed as
                             Exhibit 10.24.2 to the Company's Annual Report on Form 10-K for the
                             year ended December 31, 1992 and incorporated herein by reference).
        10. 21.3       --    Rate Swap Transaction, dated as of July 2, 1992, between the Company and Texas Commerce Bank National Association. (filed as Exhibit
                             10.24.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).
        11. 1*         --    Computation of Net Income Per Common and Common Equivalent Share.
        21. 1*         --    Subsidiaries of the Registrant.
        23. 1*         --    Consent of Deloitte & Touche.

- ---------------

* Filed with this report.

+ Management contract or compensatory plan or arrangement.

                                   SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          WEINGARTEN REALTY INVESTORS

                                          By:         STANFORD ALEXANDER
                                             ----------------------------------
                                                Stanford Alexander, President

Date: March 21, 1994

     PURSUANT TO THE REQUIREMENT OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                 SIGNATURE                                TITLE                     DATE
                 ---------                                -----                     ----
             STANFORD ALEXANDER                 Chairman and Trust Manager        March 21, 1994
 ------------------------------------------      (Chief Executive Officer)
             STANFORD ALEXANDER

                                                       Executive Vice             March   , 1994
 ------------------------------------------           President/ Asset
             ANDREW M. ALEXANDER                       Management and
                                                        Trust Manager

              MARTIN DEBROVNER                        President, Chief            March 21, 1994
 ------------------------------------------         Operating Officer and
              MARTIN DEBROVNER                           Trust Manager

               MELVIN A. DOW                             Trust Manager            March 18, 1994
- -------------------------------------------
               MELVIN A. DOW

             STEPHEN A. LASHER                           Trust Manager            March 21, 1994
- -------------------------------------------
             STEPHEN A. LASHER

            JOSEPH W. ROBERTSON, JR.              Executive Vice President and    March 21, 1994
- -------------------------------------------           Trust Manager (Chief
          JOSEPH W. ROBERTSON, JR.                     Financial Officer)

             DOUGLAS W. SCHNITZER                       Trust Manager             March 21, 1994
- -------------------------------------------
            DOUGLAS W. SCHNITZER

               MARC J. SHAPIRO                          Trust Manager             March 21, 1994
- -------------------------------------------
               MARC J. SHAPIRO

                J. T. TROTTER                           Trust Manager             March 21, 1994
- -------------------------------------------
                J. T. TROTTER

             STEPHEN C. RICHTER                   Vice President and Treasurer    March 21, 1994
- -------------------------------------------          (Principal Accounting
             STEPHEN C. RICHTER                            Officer)

                                                                     SCHEDULE II

                          WEINGARTEN REALTY INVESTORS

           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                            PROMOTERS AND EMPLOYEES
                          (OTHER THAN RELATED PARTIES)
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (AMOUNTS IN THOUSANDS)

                                                                               DEDUCTIONS             BALANCE AT END OF YEAR
                                            BALANCE AT                  -------------------------    ------------------------
                                             BEGINNING                   AMOUNTS       AMOUNTS       DUE WITHIN     DUE AFTER
             NAME OF DEBTOR                   OF YEAR      ADDITIONS    COLLECTED    WRITTEN OFF      ONE YEAR      ONE YEAR
             --------------                 -----------    ---------    ---------    ------------    -----------    ---------
1993:
  DeVargas Center Joint Venture..........     $ 1,168       $   382      $                             $             $ 1,550(A)
  DeVargas Center Joint Venture..........         400                         60                                         340(B)
  Main/O.S.T., Ltd.......................       4,800                         26                                       4,774(C)
  Phelan Boulevard Venture...............         229                         39                           190(D)
  GJR/Weingarten River Pointe Venture....                       456                                                      456(E)
  Plaza Construction, Inc................      10,404           201          698                         9,907(F)
  WRI Holdings, Inc......................       3,150                                                    3,150(G)
  WRI Holdings, Inc......................       6,223                                                                  6,223(H)
  WRI Holdings, Inc......................      15,982                                                                 15,982(I)
  Hospitality Venture....................       3,550                      1,350                                       2,200(J)
  Eastex Venture.........................       2,690            50          207                         2,533(K)
  East Town, Lake Charles Company........          47            17           25                            39(L)
  Sheldon Center, Ltd....................         179                                                      179(M)
  Steeplechase Mall Joint Venture........       4,450                      4,450
  Larry Johnson..........................         322                        322
  F. B. Lake Charles, Ltd................          66                         66
  Leisure Dynamics, Inc..................       2,100         1,587                                                    3,687(N)
                                            -----------    ---------    ---------    ------------    -----------    ---------
        TOTAL............................     $55,760       $ 2,693      $ 7,243                       $15,998       $35,212
                                            -----------    ---------    ---------    ------------    -----------    ---------
                                            -----------    ---------    ---------    ------------    -----------    ---------
1992:
  DeVargas Center Joint Venture..........     $   595       $   573      $                             $             $ 1,168
  DeVargas Center Joint Venture..........                       400                                                      400
  Main/O.S.T., Ltd.......................                     4,800                                                    4,800
  Phelan Boulevard Venture...............         255                         26                           229
  Plaza Construction, Inc................      10,179           225                                     10,404
  WRI Holdings, Inc......................       3,150                                                                  3,150
  WRI Holdings, Inc......................       6,223                                                                  6,223
  WRI Holdings, Inc......................      15,982                                                                 15,982
  Hospitality Venture....................       4,055           800        1,305                                       3,550
  Eastex Venture.........................       2,888            50          248                         2,690
  East Town, Lake Charles Company........          46            22           21                            47
  Sheldon Center, Ltd....................         179                                                      179
  Steeplechase Mall Joint Venture........       4,450                                                                  4,450
  Larry Johnson..........................         448                        126                           322
  F. B. Lake Charles, Ltd................                       100           34                                          66
  Leisure Dynamics, Inc..................         900         1,200                                                    2,100
                                            -----------    ---------    ---------    ------------    -----------    ---------
        TOTAL............................     $49,350       $ 8,170      $ 1,760                       $13,871       $41,889
                                            -----------    ---------    ---------    ------------    -----------    ---------
                                            -----------    ---------    ---------    ------------    -----------    ---------
1991:
  DeVargas Center Joint Venture..........     $   439       $   156      $                             $             $   595
  Phelan Boulevard Venture...............         256            11           12                                         255
  Plaza Construction, Inc................      11,418           325        1,564                        10,179
  WRI Holdings, Inc......................       3,150                                                                  3,150
  WRI Holdings, Inc......................       6,660                        437                                       6,223
  WRI Holdings, Inc......................      15,982                                                                 15,982
  Hospitality Venture....................       3,455         1,400          800                         4,055
  Eastex Venture.........................       2,926            92          130                         2,888
  East Town, Lake Charles Company........          58            13           25                            46
  Sheldon Center, Ltd....................         179                                                                    179
  Steeplechase Mall Joint Venture........       4,450                                                    4,450
  Larry Johnson..........................         400            48                                                      448
  Leisure Dynamics, Inc..................                       900                                                      900
                                            -----------    ---------    ---------    ------------    -----------    ---------
        TOTAL............................     $49,373       $ 2,945      $ 2,968                       $21,618       $27,732
                                            -----------    ---------    ---------    ------------    -----------    ---------
                                            -----------    ---------    ---------    ------------    -----------    ---------

- ------------

Note A --   The balance outstanding is due January 25, 1995 and bears interest at prime + 1%
            not to exceed the maximum rate permitted by law.
Note B --   The balance outstanding is due November 1, 2002 and bears interest at prime + 1%
            not to exceed the maximum rate permitted by law.
Note C --   The balance outstanding is due February 1, 2020 and bears interest at 9.2932% not to exceed the maximum rate permitted by law.
Note D --   The balance outstanding is due June 1, 1994 and bears interest at prime + 2% not to exceed the maximum rate permitted by law.
Note E --   The balance outstanding is due November 30, 2003 and bears interest at 9% not to exceed the maximum rate permitted by law.
Note F --   The balance outstanding is due December 1, 1994 and bears interest at prime + 1%
            not to exceed the maximum rate permitted by law. The note is subject to renewal at the Company's option. Based upon available financing alternatives, the Company currently intends to extend the maturity of the note for an additional year.
Note G --   The balance outstanding is due December 28, 1994 and bears interest at 10% not to exceed the maximum rate permitted by law. The note is subject to renewal at the
            Company's option. Based upon available financing alternatives, the Company currently intends to extend the maturity of the note for an additional year.
Note H --   The balance outstanding is due December 28, 2004 and bears interest at 10% not to exceed the maximum rate permitted by law.
Note I --   The balance outstanding is due December 28, 2004 and bears interest at 16% not to exceed the maximum rate permitted by law.
Note J --   The balance outstanding is due August 18, 1995 and bears interest at prime + 1%
            not to exceed the maximum rate permitted by law.
Note K --   The balance outstanding is due June 1, 1994 and bears interest at prime + 1 1/2%
            not to exceed the maximum rate permitted by law. The note is subject to renewal at the Company's option. Based upon available financing alternatives, the Company currently intends to extend the maturity of the note for an additional year.
Note L --   The balance outstanding is due December 31, 1994 and bears interest at prime + 1%
            not to exceed the maximum rate permitted by law.
Note M --   The balance outstanding is due June 1, 1994 and bears interest at prime not to exceed the maximum rate permitted by law.
Note N --   The balance outstanding is due June 30, 1996 and bears interest at prime + 1% not to exceed the maximum rate permitted by law.

                                                                   SCHEDULE VIII

                          WEINGARTEN REALTY INVESTORS

                       VALUATION AND QUALIFYING ACCOUNTS
                        DECEMBER 31, 1993, 1992 AND 1991
                             (AMOUNTS IN THOUSANDS)

                                                            ADDITIONS
                                                    --------------------------
                                       BALANCE AT   CHARGED TO                                   BALANCE
                                      BEGINNING OF  COSTS AND     CHARGED TO                    AT END OF
             DESCRIPTION                 PERIOD      EXPENSES   OTHER ACCOUNTS  DEDUCTIONS(1)     PERIOD
             -----------              ------------  ----------  --------------  -------------   ---------
1993:
  Allowance for Doubtful Accounts....     $755        $  844                      $  661          $938
1992:
  Allowance for Doubtful Accounts....      757           595                         597           755
1991:
  Allowance for Doubtful Accounts....      661         1,185                       1,089           757

- ---------------

(1) Write-offs of accounts receivable previously reserved.

                                                                      SCHEDULE X

                          WEINGARTEN REALTY INVESTORS

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (AMOUNTS IN THOUSANDS)

                              ITEM                                   1993       1992       1991
                              ----                                  ------     ------     ------
Utilities, repairs and maintenance...............................   $9,089     $7,696     $6,415
Amortization of debt, lease and organizational costs.............    2,690      3,112      2,618

                                                                     SCHEDULE XI

                          WEINGARTEN REALTY INVESTORS

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1993
                             (AMOUNTS IN THOUSANDS)

                                                             TOTAL COST
                                    ----------------------------------------------------------
                                                 BUILDINGS
                                                    AND          PROJECTS UNDER       TOTAL        ACCUMULATED     ENCUMBRANCES
            PROPERTIES                LAND      IMPROVEMENTS       DEVELOPMENT         COST        DEPRECIATION      (NOTE A)
            ----------              --------    ------------     --------------    ------------    ------------    ------------
SHOPPING CENTERS:
  Texas............................ $ 92,413      $345,777          $                $438,190         $119,959        $  7,391
  Other States.....................    8,325        59,754                             68,079           25,258           3,097
                                    --------      --------          --------         --------         --------        --------
          Total Shopping Centers...  100,738       405,531                            506,269          145,217          10,488
INDUSTRIAL PROPERTIES --
  Texas............................    9,000        41,203                             50,203           12,192           2,130
OFFICE BUILDING -- Texas...........      534        12,014                             12,548            8,155
MULTI-FAMILY RESIDENTIAL
  PROPERTIES:
  Texas............................      399         1,098                              1,497              539           1,130
  Louisiana........................       33           558                                591              120             403
                                    --------      --------          --------         --------         --------        --------
          Total Improved
            Properties.............  110,704       460,404                            571,108          166,223          14,151
                                    --------      --------          --------         --------         --------         --------

LAND UNDER DEVELOPMENT:
  Texas............................                                   36,305           36,305
  Other States.....................                                    2,661            2,661
                                    --------      --------          --------         --------         --------         --------
          Total Land Under
            Development............                                   38,966           38,966
                                    --------      --------          --------         --------         --------         --------

LEASED PROPERTY (SHOPPING CENTER)
  UNDER CAPITAL LEASE
  -- Louisiana.....................                  6,534                              6,534            2,182            5,990
                                    --------      --------          --------         --------         --------         --------

CONSTRUCTION IN PROGRESS:
  Texas............................                                    5,698            5,698
  Other States.....................                                    2,073            2,073
                                    --------      --------          --------         --------         --------         --------

          Total Construction in
            Progress...............                                    7,771            7,771
                                    --------      --------          --------         --------         --------         --------

          Total of All
            Properties............. $110,704      $466,938          $ 46,737         $624,379         $168,405         $ 20,141
                                    --------      --------          --------         --------         --------         --------
                                    --------      --------          --------         --------         --------         --------


- ---------------

Note A -- Encumbrances do not include $40,350,000 outstanding under the revolving credit agreements and $35,000,000 outstanding under the 14-year term loan payable to a group of insurance companies secured by property collateral pools including all or part of 42 shopping centers, one industrial project and five parcels of unimproved land.

                                                                     SCHEDULE XI
                                                                     (CONTINUED)

     The changes in total cost of the properties for the years ended December 31, 1993, 1992 and 1991 were as follows:

                                                      1993          1992          1991
                                                    --------      --------      --------
        Balance at beginning of year.............   $528,362      $469,510      $419,958
        Additions at cost........................     95,502        62,559        50,176
        Retirements or sales.....................       (611)       (4,190)         (624)
        Other changes (Note B)...................      1,126           483
                                                    --------      --------      --------
        Balance at end of year...................   $624,379      $528,362      $469,510
                                                    --------      --------      --------
                                                    --------      --------      --------

     The changes in accumulated depreciation for the years ended December 31, 1993, 1992 and 1991 were as follows:

                                                      1993          1992          1991
                                                    --------      --------      --------
        Balance at beginning of year.............   $150,366      $134,500      $118,166
        Additions charged to expense.............     18,740        17,952        16,358
        Retirements or sales.....................       (701)       (2,086)          (24)
                                                    --------      --------      --------
        Balance at end of year...................   $168,405      $150,366      $134,500
                                                    --------      --------      --------
                                                    --------      --------      --------

- ---------------

Note B -- Transferred from net investment in direct financing leases.

                                                                    SCHEDULE XII

                          WEINGARTEN REALTY INVESTORS

                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1993
                             (AMOUNTS IN THOUSANDS)

                                                FINAL        PERIODIC       PRIOR       FACE       CARRYING
                                   INTEREST    MATURITY       PAYMENT       LIEN      AMOUNT OF    AMOUNT OF
                                     RATE        DATE          TERMS       AMOUNT     MORTGAGES    MORTGAGES
                                   --------    --------    -------------   -------    ---------    ---------
                                                                                                   (NOTE B)
SHOPPING CENTERS:
  FIRST MORTGAGES:
     Sheldon Forest
       Channelview, TX............  Prime       6-01-94    Varying ($179   $           $   179      $   179
                                                             balloon)
     Phelan Boulevard
       Beaumont, TX...............  Prime       6-01-94    Varying ($190                   733          190
                                     + 2%                    balloon)
     Eastex Venture
       Beaumont, TX...............  Prime       6-01-94       Varying                    3,500        2,533
                                   + 1 1/2%                   ($2,533
                                                             balloon)
     Main/O.S.T., Ltd
       Houston, TX................ 9.2932%      2-01-20     $476 Annual                  4,800        4,774
                                                               P & I
                                                              ($1,241
                                                             balloon)
INDUSTRIAL:
  FIRST MORTGAGES:
     Railwood
       Houston, TX................   10%       12-28-04       Varying
                                               ($ 6,223
                                                balloon)                                 7,000        6,223
     River Pointe, Conroe, TX
       (Note C)...................    9%       11-30-03       Varying                    2,133          456
MULTI-FAMILY RESIDENTIAL:
  FIRST MORTGAGE:
     Stanford Court Apartments
       Houston, TX................  8.00%       3-30-98       Varying                    1,440        1,360
                                                              ($1,360
                                                             balloon)
UNIMPROVED LAND:
  FIRST MORTGAGES:
     Houston, TX..................   11%       12-01-95        Level                        45           13
  SECOND MORTGAGE:
     River Pointe
       Conroe, TX.................  Prime      12-01-94       Varying                   12,000        9,907
                                     + 1%                     ($9,907
                                                             balloon)
                                                                           -------    ---------    ---------
  TOTAL MORTGAGE LOANS ON REAL
     ESTATE (Note A)..............                                         $           $ 31,830     $ 25,635
                                                                           -------    ---------    ---------
                                                                           -------    ---------    ---------

                                                   (See notes on following page)

                                                                    SCHEDULE XII
                                                                     (CONTINUED)

- ------------

Note A -- Changes in mortgage loans for the years ended December 31, 1993, 1992 and 1991 are summarized below:

                                                                 1993        1992        1991
                                                                -------     -------     -------
Balance, Beginning of Year....................................  $30,357     $25,563     $27,285
New Mortgage Loans............................................      456       4,800
Additions to Existing Loans...................................      251         275         428
Collections of Principal......................................   (5,429)       (281)     (2,150)
                                                                -------     -------     -------
Balance, End of Year..........................................  $25,635     $30,357     $25,563
                                                                -------     -------     -------
                                                                -------     -------     -------

- ------------

Note B -- The aggregate cost at December 31, 1993 for federal income tax purposes is $24,104.

Note C -- Principal payments are due monthly to the extent of cash flow generated by the underlying property.