Form 10-Q
period 1994-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 1994-05-13
CIK 828916

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1994

                                       OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ___________________

                         Commission file number 1-9876

                          WEINGARTEN REALTY INVESTORS
               (Exact name of registrant as specified in its charter)

             TEXAS                                                   74-1464203
- ----------------------------------                              ----------------------
  (State or other jurisdiction of                                  (I.R.S. Employer
  incorporation or organization)                                  Identification No.)


2600 Citadel Plaza Drive, P. O. Box 924133, Houston, Texas             77292-4133
- ----------------------------------------------------------             ----------
        (Address of principal executive offices)                       (Zip Code)

      Registrant's telephone number, including area code:  (713) 866-6000

             (Former name, former address and former fiscal year,
                         if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes _____ X  .  No  _____.

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes  ____.  No  _____.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 31, 1994, there were 25,975,718 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

                                   P A R T  1
                             FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                          WEINGARTEN REALTY INVESTORS
                       STATEMENTS OF CONSOLIDATED INCOME
                                  (Unaudited)
                (Amounts in thousands, except per share amounts)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                   --------------------
                                                                                     1994        1993
                                                                                   --------    --------
REVENUES:
    Rentals   . . . . . . . . . . . . . . . . . . . . . . . . . .                 $26,430        $22,372
    Income from direct financing leases   . . . . . . . . . . . .                     380            450
    Interest:
       Securities and other   . . . . . . . . . . . . . . . . . .                     824             74
       Affiliate  . . . . . . . . . . . . . . . . . . . . . . . .                     446            531
       Related joint ventures and partnerships  . . . . . . . . .                     208            278
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     601            501
                                                                                  -------        -------
                 Total  . . . . . . . . . . . . . . . . . . . . .                  28,889         24,206
                                                                                  -------        -------

EXPENSES:
    Depreciation and amortization   . . . . . . . . . . . . . . .                   6,255          5,603
    Operating   . . . . . . . . . . . . . . . . . . . . . . . . .                   4,510          3,883
    Ad valorem taxes  . . . . . . . . . . . . . . . . . . . . . .                   3,728          3,230
    Interest    . . . . . . . . . . . . . . . . . . . . . . . . .                   2,258          3,693
    General and administrative  . . . . . . . . . . . . . . . . .                   1,277          1,215
                                                                                  -------        -------
                 Total  . . . . . . . . . . . . . . . . . . . . .                  18,028         17,624
                                                                                  -------        -------

INCOME FROM OPERATIONS  . . . . . . . . . . . . . . . . . . . . .                  10,861          6,582
GAIN (LOSS) ON SALES OF PROPERTY  . . . . . . . . . . . . . . . .                    (270)         1,164
                                                                                  -------        -------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . .                 $10,591        $ 7,746
                                                                                  =======        =======

NET INCOME PER COMMON SHARE . . . . . . . . . . . . . . . . . . .                 $  0.41        $  0.38
                                                                                  =======        =======

CASH DIVIDENDS DECLARED PER COMMON SHARE  . . . . . . . . . . . .                 $  0.57        $  0.54
                                                                                  =======        =======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING  . . . . . .                  25,974         20,635
                                                                                   ======         ======


                See notes to consolidated financial statements.

                          WEINGARTEN REALTY INVESTORS
                          CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except per share amounts)

                                                                            March 31,            December 31,
                                                                              1994                   1993
                                                                          -------------          -------------
                                                                           (Unaudited)
                                -ASSETS-
PROPERTY:
    Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $112,428               $110,704
    Buildings and improvements  . . . . . . . . . . . . . . . . . . .       476,565                466,938
    Projects under development (including land under
       development of $38,505 in 1994 and $38,966 in 1993)  . . . . .        50,430                 46,737
                                                                           --------               --------
                 Total  . . . . . . . . . . . . . . . . . . . . . . .       639,423                624,379
    Less accumulated depreciation   . . . . . . . . . . . . . . . . .       173,830                168,405
                                                                           --------               --------
                     Property - net   . . . . . . . . . . . . . . . .       465,593                455,974
PROPERTY UNDER DIRECT FINANCING LEASES  . . . . . . . . . . . . . . .        10,289                 10,435
INVESTMENT IN MORTGAGE BONDS AND NOTES RECEIVABLE
    FROM AN AFFILIATE - Net of deferred gain of $16,235   . . . . . .        25,408                 24,914
INVESTMENT IN AND NOTES RECEIVABLE FROM JOINT
    VENTURES AND PARTNERSHIPS   . . . . . . . . . . . . . . . . . . .        20,734                 19,632
INVESTMENT IN GOVERNMENT SECURITIES . . . . . . . . . . . . . . . . .        51,071                 51,405
ACCRUED RENT AND ACCOUNTS RECEIVABLE - Net of
    allowance for doubtful accounts of $666 in 1994
       and $938 in 1993   . . . . . . . . . . . . . . . . . . . . . .         7,932                 13,880
UNAMORTIZED DEBT AND LEASE COSTS  . . . . . . . . . . . . . . . . . .        15,305                 15,038
CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . .         3,526                  3,226
OTHER . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,085                  7,538
                                                                           --------               --------
                     TOTAL  . . . . . . . . . . . . . . . . . . . . .      $607,943               $602,042
                                                                           ========               ========

         -LIABILITIES AND SHAREHOLDERS' EQUITY-

PERMANENT AND INTERIM DEBT  . . . . . . . . . . . . . . . . . . . . .      $162,569               $141,533
OBLIGATION UNDER CAPITAL LEASES . . . . . . . . . . . . . . . . . . .         6,103                  6,119
ACCOUNTS PAYABLE AND ACCRUED EXPENSES . . . . . . . . . . . . . . . .        12,982                 22,975
OTHER . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,392                  4,328
                                                                           --------               --------
                 Total  . . . . . . . . . . . . . . . . . . . . . . .       185,046                174,955
                                                                           --------               --------

SHAREHOLDERS' EQUITY:
    Preferred shares of beneficial interest-
       par value, $0.03 per share; shares authorized:
       10,000; shares issued and outstanding: none
    Common shares of beneficial interest -
       par value, $0.03 per share; shares authorized:
       150,000; shares issued and outstanding:
       25,977 in 1994 and 25,972 in 1993  . . . . . . . . . . . . . .           779                    779
    Capital surplus   . . . . . . . . . . . . . . . . . . . . . . . .       422,118                426,308
                                                                           --------               --------
                 Shareholders' equity . . . . . . . . . . . . . . . .       422,897                427,087
                                                                           --------               --------
                     TOTAL  . . . . . . . . . . . . . . . . . . . . .      $607,943               $602,042
                                                                           ========               ========

                See notes to consolidated financial statements.

                          WEINGARTEN REALTY INVESTORS
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)
                             (Amounts in thousands)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                       ------------------------------
                                                                         1994                 1993
                                                                       ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 10,591              $  7,746
Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . .           6,255                 5,603
       (Gain) loss on sales of property . . . . . . . . . . . . .             270                (1,164)
       Amortization of direct financing leases  . . . . . . . . .             147                   138
       Net effect of changes in operating accounts  . . . . . . .          (6,033)               (3,651)
       Other, net   . . . . . . . . . . . . . . . . . . . . . . .            (126)                  (95)
                                                                         --------              --------

            NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . .          11,104                 8,577
                                                                         --------              --------


CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and development . . . . . . . . . . . . . .         (16,504)              (13,863)
Notes receivable:
    Advances  . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,088)               (1,361)
    Collections   . . . . . . . . . . . . . . . . . . . . . . . .             432                 1,426
Purchase of government securities . . . . . . . . . . . . . . . .                               (64,812)
Proceeds from sale of government securities . . . . . . . . . . .                                32,612
Proceeds from sale of property  . . . . . . . . . . . . . . . . .             698
Contribution to equity ventures . . . . . . . . . . . . . . . . .            (150)                  (11)
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             597
                                                                         --------              --------

            NET CASH USED IN INVESTING ACTIVITIES . . . . . . . .         (17,015)              (46,009)
                                                                         --------              --------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of:
    Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          24,550
    Common shares of beneficial interest  . . . . . . . . . . . .              61               112,943
Principal payments of debt and capital lease
    obligations   . . . . . . . . . . . . . . . . . . . . . . . .          (3,529)              (62,663)
Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . .         (14,842)              (11,064)
Debt costs incurred . . . . . . . . . . . . . . . . . . . . . . .             (29)                  (54)
                                                                         --------              --------

            NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . .           6,211                39,162
                                                                         --------              --------

NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . .             300                 1,730

CASH AND CASH EQUIVALENTS AT JANUARY 1  . . . . . . . . . . . . .           3,226                 1,152
                                                                         --------              --------

CASH AND CASH EQUIVALENTS AT MARCH 31 . . . . . . . . . . . . . .        $  3,526              $  2,882
                                                                         ========              ========


                See notes to consolidated financial statements.

                          WEINGARTEN REALTY INVESTORS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                (Amounts in thousands, except per share amounts)

1.       INTERIM FINANCIAL STATEMENTS

         The consolidated financial statements included in this report are unaudited, except for the balance sheet as of December 31, 1993. In the opinion of the Registrant, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

2.       DEBT

         Total debt of the Company is summarized as follows:

                                                                                     Balance,         Balance,
                                                                                     March 31,      December 31,
                                                                                      1994              1993
                                                                                   ------------      ------------
Permanent Debt:
   Permanent trust-deed and mortgage notes
      payable to 2012 at 6.0% to 10.5%, primarily
      with insurance companies  . . . . . . . . . . . . . . . . . . . . . .           $ 40,998          $ 41,066
   Revolving credit agreements, rate fixed at 8.1%
      through interest rate swap agreements . . . . . . . . . . . . . . . .             40,000            40,000
   Industrial revenue bonds to 2014 at 2.6% to 5.0% . . . . . . . . . . . .              7,876             7,899
                                                                                      --------          --------
           Total permanent debt   . . . . . . . . . . . . . . . . . . . . .             88,874            88,965
                                                                                      --------          --------

Interim Debt:
   Reverse repurchase agreements, due daily;
      variable interest rate at 4.2% as of March 31,
      1994, collateralized by $51.1 million of
      investment in government securities . . . . . . . . . . . . . . . . .             48,501            51,826
   Revolving credit agreements, variable interest
      rate at 4.8% as of March 31, 1994 . . . . . . . . . . . . . . . . . .             24,900               350
   Other      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                294               392
                                                                                      --------          --------
           Total interim debt   . . . . . . . . . . . . . . . . . . . . . .             73,695            52,568
                                                                                      --------          --------
                    Total permanent and interim debt  . . . . . . . . . . .            162,569           141,533
                                                                                      --------          --------
Obligation under Capital Leases   . . . . . . . . . . . . . . . . . . . . .              6,103             6,119
                                                                                      --------          --------

                         Total debt  . . . . . . . . . . . . . . . . . . .            $168,672          $147,652
                                                                                      ========          ========

         Permanent debt is generally payable over an initial period of ten years or more and is collateralized by improved property. Interim debt usually is payable over five years or less and provides funds for construction and acquisition of property.

         At March 31, 1994 property under direct financing leases and other property with carrying values aggregating approximately $339.1 million, and current and future rentals from these properties and leases were pledged as collateral for certain of the Company's debt.

3.       CARRYING CHARGES CAPITALIZED

         During the periods shown, the following carrying charges were capitalized:


                                                                                                 Three Months Ended
                                                                                                       March 31,
                                                                                               ----------------------
                                                                                                 1994          1993
                                                                                               --------      --------
         Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $217          $346
         Ad valorem taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        36            50
                                                                                               ----          ----

                           TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $253          $396
                                                                                               ====          ====


4.       CHANGES IN OPERATING ACCOUNTS

         The effect of changes in the operating accounts on cash flows from operating activities is as follows:

                                                                                                 Three Months Ended
                                                                                                       March 31,
                                                                                               ----------------------
                                                                                                 1994          1993
                                                                                               --------      --------
         Decrease (increase) in:
             Accrued rent and accounts receivable . . . . . . . . . . . . . . . . . . . .      $  5,620      $ 3,648
             Other assets - primarily unamortized lease costs . . . . . . . . . . . . . .          (898)        (505)

         Decrease in:
             Accounts payable and accrued expenses (excluding
                amounts applicable to construction in progress) . . . . . . . . . . . . .       (10,755)      (6,794)
                                                                                               --------      -------

         Net change in operating accounts . . . . . . . . . . . . . . . . . . . . . . . .      $ (6,033)     $(3,651)
                                                                                               ========      =======


         During 1993, $45.7 million in convertible debentures were converted into 1.4 million common shares of beneficial interest.

                                     PART 1
                             FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCING AND CAPITAL STRUCTURE

         At March 31, 1994 the Company had total debt of $168.7 million, of which $88.9 million was permanent, including $40.0 million of revolving credit debt with fixed interest rates for 7 to 10 years achieved through interest rate swap agreements. Additionally, the Company had $73.7 million of interim debt and $6.1 million of obligation under capital leases. A large part, $48.5 million, of the interim debt was floating rate reverse repurchase agreements collateralized by the Company's investment in government securities. The balance of the interim debt was $24.9 million outstanding under the revolving credit agreements and $294,000 of other debt. During the quarter ended March 31, 1994, the Company's cost of total debt averaged 6.5%, as compared to 7.9% for the same period of the previous year. This reduction in total debt cost was primarily due to the conversion of all $123 million of the Company's convertible note and debentures into 2.8 million common shares during the first three quarters of 1993.

         During the quarter, the Company acquired two new income-producing properties, consisting of one shopping center and one industrial property, adding a total of 210,000 square feet to the Company's existing portfolio. These acquisitions, together with new developments and capital requirements for the existing portfolio, were funded with revolving credit debt. The Company continues to experience a strong acquisition market. Currently, it has 968,000 square feet of additional income-producing properties under contract. Properties placed under contract are subject to due diligence review and final acceptance by the Company. There can be no assurance that properties placed under contract will be acquired.

         The Company currently has revolving credit agreements with two separate banks, one for $80 million and the other for $20 million. Effective June 1, 1994, the $20 million revolving credit agreement will terminate, and the amount outstanding under the agreement at that time (which is currently $20 million) will be converted to a term loan payable over a two-year period.

         The Company is in the process of finalizing an agreement for a $30 million long-term fixed-rate loan with the American General Insurance Companies, which must be funded within six months from the effective date of the agreement. Texas Commerce Bank, one of the Company's major banks, has committed to provide a loan for an equal amount should the Company desire these funds subsequent to closing but prior to the funding of this agreement. The amount borrowed, if any, under the Texas Commerce Bank loan is at a floating rate and must be repaid within one year from date of closing of the American General loan.

         The Company continually analyzes its current financial structure and future capital requirements in order to maintain an ample and predictable supply of funds. Based upon the Company's debt coverage ratio of over 7 to 1, along with the credit worthiness of its operating cash flows, the Company believes there are many financial alternatives for future capital needs.

LIQUIDITY

         The Company anticipates that cash flows from operating activities will continue to provide adequate capital for all principal payments as well as dividend payments in accordance with REIT requirements, and that cash on hand, borrowings under its existing credit facilities, and the use of project financing as well as other debt and equity alternatives will provide the necessary capital to achieve growth. Cash flows from operating activities as reported in the Statements of Consolidated Cash Flows increased to $11.1 million for the first quarter of 1994 from $8.6 million for the same period of 1993, primarily because of the addition of more income-producing properties as a result of the Company's acquisitions and development during 1993, as well as a significant reduction in the Company's debt cost.

         As of March 31, 1994, the Company had approximately $35.1 million available under its $100 million of revolving credit facilities. The Company is in the process of finalizing a $30 million long term fixed-rate loan and can potentially borrow an additional $30 million on a short-term basis in connection with this loan (as discussed above). The Company also has a substantial number of operating properties which are currently free of debt or other restrictions, thereby providing a collateral base for future borrowings. More importantly, the Company continues to benefit from an extremely low debt-to-equity ratio as the result of its significant redemption of debt during 1993, affording it a wide range of alternatives in the financial markets to fund future capital needs.

RESULTS OF OPERATIONS

         The Company considers funds from operations (defined as net income plus depreciation and amortization, less gains on sales of properties) to be the most appropriate measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization expenses as operating expenses. Management believes that reductions for these charges are not meaningful in evaluation income-producing real estate, which historically has not depreciated.

QUARTER ENDED MARCH 31, 1994

         Net income increased to $10.6 million, or $.41 per share, from $7.7 million, or $.38 per share, for the first quarter of 1994 as compared with the same quarter of 1993. Funds from operations increased to $17.1 million for the quarter, as compared with $12.2 million for the previous year. The increases realized between comparative quarters relate to the Company's acquisitions and new development which occurred during 1993, as well as a significant decrease in interest expense achieved through the conversion into equity of all the Company's convertible issues during 1993.

         Rental revenues were $26.4 million for the first quarter of 1994, as compared to $22.4 million for 1993, representing an increase of $4.0 million or
18.1 %. This increase resulted primarily from the addition of new properties through acquisitions and new development, and modest increases on lease renewals and leasing of vacant spaces.

         The increase in interest income from securities and other, to $.8 million in 1994, from $.1 million in 1993, is due to the fact that the Company currently has a $51.1 investment in government securities with no comparable investment for 1993. The average rate of return for this investment is currently 6.0%. Management has evaluated its position with respect to this investment and has concluded that it intends to hold it until maturity. As such, this investment is being carried in the balance sheet at amortized cost.

         Interest expense decreased $1.4 million to $2.3 million in 1994, from $3.7 million in 1993. This decrease was due to both a decrease in average debt outstanding between periods (from $206.2 million in 1993 to $152.6 million in 1994) as well as a decrease in average interest rate (from 7.85 % in 1993 to
6.49 % in 1994). The decreases in both average debt outstanding and average interest rate between quarters is primarily the result of the conversion into equity of all of the convertible debt issues during 1993.

         The increase in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of the Company's acquisition and new development programs.

                                    PART II
                               OTHER INFORMATION


ITEMS 1. THROUGH 3.  NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             At the regular Annual Meeting of Shareholders of Weingarten Realty Investors, held on April 28, 1994, the following were among matters which were submitted to a vote of security holders:

         (a) The election of the following trust managers to serve until the next Annual Meeting of Shareholders or until their successors have been elected and qualified: Stanford Alexander, Andrew M. Alexander, Martin Debrovner, Melvin A. Dow, Stephen A. Lasher, Joseph W. Robertson, Jr., Douglas W. Schnitzer, Marc J. Shapiro, and J. T. Trotter.

             APPROVED - 21,674,343 shares were voted in favor and 35,125 shares were withheld.

         (b) Ratification of the appointment of Deloitte & Touche, independent certified public accountants, as the Company's auditors for the year ending December 31, 1994.

             APPROVED - 21,132,344 shares were voted in favor, 537,993 shares were voted against and 39,131 shares abstained from voting.


ITEM 5.  NONE


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

             (11) A statement of computation of per share earnings is filed as an exhibit to this report.

         (b) Reports on Form 8-K

             No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               WEINGARTEN REALTY INVESTORS
                                                      (Registrant)



                                               BY:    /s/ STANFORD ALEXANDER
                                                   ----------------------------
                                                        Stanford Alexander
                                                     Chairman/Chief Executive
                                                             Officer
                                                   (Principal Executive Officer)



                                               BY:    /s/ STEPHEN C. RICHTER
                                                   ----------------------------
                                                        Stephen C. Richter
                                                     Vice President/Financial
                                                   Administration and Treasurer
                                                  (Principal Accounting Officer)



DATE:  May 12, 1994