Form 10-Q
period 1994-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 1994-08-12
CIK 828916

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

(Mark One)

  (X) Quarterly report pursuant to section 13 or 15(d) of the securities exchange act of 1934

                  For the quarterly period ended June 30, 1994

                                       OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ___________________

                         Commission file number 1-9876

                          WEINGARTEN REALTY INVESTORS
                          ---------------------------
             (Exact name of registrant as specified in its charter)

                        TEXAS                                               74-1464203
            -------------------------------                             -------------------
            (State or other jurisdiction of                              (I.R.S. Employer
             incorporation or organization)                             Identification No.)


2600 Citadel Plaza Drive, P. O. Box 924133, Houston, Texas                  77292-4133
- - ----------------------------------------------------------                  ----------
        (Address of principal executive offices)                            (Zip Code)

      Registrant's telephone number, including area code:  (713) 866-6000

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X  .  No      .
                                                 -----      -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes      .  No       .
                            -----       -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 30, 1994, there were 26,339,799 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

                                   P A R T  1
                             FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                          WEINGARTEN REALTY INVESTORS
                       STATEMENTS OF CONSOLIDATED INCOME
                                  (Unaudited)
                (Amounts in thousands, except per share amounts)


                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                            ----------------------        ------------------------
                                                              1994         1993             1994            1993
                                                            --------      --------        --------        --------
REVENUES:
    Rentals   . . . . . . . . . . . . . . . . . . . . . .    $27,001     $22,629          $53,430         $45,001
    Income from direct financing leases   . . . . . . . .        380         449              761             899
    Interest:
       Securities and other   . . . . . . . . . . . . . .        829         597            1,653             671
       Affiliate  . . . . . . . . . . . . . . . . . . . .        457         530              903           1,061
       Related joint ventures and partnerships  . . . . .        258         280              466             558
    Other     . . . . . . . . . . . . . . . . . . . . . .        491         524            1,092           1,025
                                                             -------     -------          -------         -------
           Total  . . . . . . . . . . . . . . . . . . . .     29,416      25,009           58,305          49,215
                                                             -------     -------          -------         -------

EXPENSES:
    Depreciation and amortization   . . . . . . . . . . .      6,601       5,662           12,855          11,265
    Operating   . . . . . . . . . . . . . . . . . . . . .      4,958       4,241            9,468           8,124
    Ad valorem taxes  . . . . . . . . . . . . . . . . . .      3,852       3,262            7,581           6,492
    Interest  . . . . . . . . . . . . . . . . . . . . . .      2,590       2,165            4,848           5,858
    General and administrative  . . . . . . . . . . . . .      1,199       1,232            2,476           2,447
                                                             -------     -------          -------         -------
           Total  . . . . . . . . . . . . . . . . . . . .     19,200      16,562           37,228          34,186
                                                             -------     -------          -------         -------

INCOME FROM OPERATIONS  . . . . . . . . . . . . . . . . .     10,216       8,447           21,077          15,029

GAIN (LOSS) ON SALES OF PROPERTY  . . . . . . . . . . . .                                    (270)          1,164
                                                             -------     -------          -------         -------

NET INCOME    . . . . . . . . . . . . . . . . . . . . . .    $10,216     $ 8,447          $20,807         $16,193
                                                             =======     =======          =======         =======

NET INCOME PER COMMON SHARE . . . . . . . . . . . . . . .    $   .39     $   .34          $   .80         $   .71
                                                             =======     =======          =======         =======

CASH DIVIDENDS DECLARED PER COMMON SHARE  . . . . . . . .    $   .57     $   .54          $  1.14         $  1.08
                                                             =======     =======          =======         =======

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING   . . . . . . . . . . . . . . . . . . . .     26,043      24,906           26,020          22,782
                                                             =======     =======          =======         =======





                See notes to consolidated financial statements.

                          WEINGARTEN REALTY INVESTORS
                          CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except per share amounts)

                                                                           June 30,     December 31,
                                                                             1994          1993
                                                                           --------     ------------
                                                                               (Unaudited)

                               -ASSETS-
PROPERTY:
    Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $118,078      $110,704
    Buildings and improvements  . . . . . . . . . . . . . . . . . . .       502,157       466,938
    Projects under development (including land under
       development of $50,508 in 1994 and $38,966 in
       1993)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        55,593        46,737
                                                                           --------      --------
                Total . . . . . . . . . . . . . . . . . . . . . . . .       675,828       624,379
    Less accumulated depreciation   . . . . . . . . . . . . . . . . .       179,558       168,405
                                                                           --------      --------
                     Property - net . . . . . . . . . . . . . . . . .       496,270       455,974
PROPERTY UNDER DIRECT FINANCING LEASES  . . . . . . . . . . . . . . .        10,142        10,435
INVESTMENT IN MORTGAGE BONDS AND NOTES RECEIVABLE
    FROM AN AFFILIATE - Net of deferred gain of $16,235   . . . . . .        25,004        24,914
INVESTMENT IN AND NOTES RECEIVABLE FROM JOINT
    VENTURES AND PARTNERSHIPS   . . . . . . . . . . . . . . . . . . .        21,577        19,632
INVESTMENT IN GOVERNMENT SECURITIES . . . . . . . . . . . . . . . . .        50,654        51,405
ACCRUED RENT AND ACCOUNTS RECEIVABLE - Net of
    allowance for doubtful accounts of $806 in 1994
    and $938 in 1993  . . . . . . . . . . . . . . . . . . . . . . . .         9,701        13,880
UNAMORTIZED DEBT AND LEASE COSTS  . . . . . . . . . . . . . . . . . .        16,135        15,038
CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . .         2,023         3,226
OTHER     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,447         7,538
                                                                           --------      --------
                      TOTAL . . . . . . . . . . . . . . . . . . . . .      $637,953      $602,042
                                                                           ========      ========

                 -LIABILITIES AND SHAREHOLDERS' EQUITY-

PERMANENT AND INTERIM DEBT  . . . . . . . . . . . . . . . . . . . . .      $181,477      $141,533
OBLIGATION UNDER CAPITAL LEASES . . . . . . . . . . . . . . . . . . .         6,084         6,119
ACCOUNTS PAYABLE AND ACCRUED EXPENSES . . . . . . . . . . . . . . . .        17,915        22,975
OTHER     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2,667         4,328
                                                                           --------      --------
                Total . . . . . . . . . . . . . . . . . . . . . . . .       208,143       174,955
                                                                           --------      --------

SHAREHOLDERS' EQUITY:
    Preferred shares of beneficial interest-
       par value, $0.03 per share; shares authorized:
       10,000; shares issued and outstanding: none
    Common shares of beneficial interest -
       par value, $0.03 per share; shares authorized:
       150,000; shares issued and outstanding:
       26,340 in 1994 and 25,972 in 1993  . . . . . . . . . . . . . .           790           779
    Capital surplus   . . . . . . . . . . . . . . . . . . . . . . . .       429,020       426,308
                                                                           --------      --------
                Shareholders' equity  . . . . . . . . . . . . . . . .       429,810       427,087
                                                                           --------      --------
                      TOTAL . . . . . . . . . . . . . . . . . . . . .      $637,953      $602,042
                                                                           ========      ========




                See notes to consolidated financial statements.

                          WEINGARTEN REALTY INVESTORS
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)
                             (Amounts in thousands)

                                                                                    Six Months Ended
                                                                                       June 30,
                                                                             ----------------------------
                                                                               1994               1993
                                                                             ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 20,807           $ 16,193
Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . .          12,855             11,265
       (Gain) loss on sales of property   . . . . . . . . . . . . . .             270             (1,164)
       Amortization of direct financing leases  . . . . . . . . . . .             293                478
       Net effect of changes in operating accounts  . . . . . . . . .          (5,990)            (2,759)
       Other, net   . . . . . . . . . . . . . . . . . . . . . . . . .             (26)               173
                                                                             --------           --------

          NET CASH PROVIDED BY OPERATING ACTIVITIES   . . . . . . . .          28,209             24,186
                                                                             --------           --------


CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and development . . . . . . . . . . . . . . . .         (38,500)           (35,840)
Notes receivable:
    Advances  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,361)            (2,023)
    Collections   . . . . . . . . . . . . . . . . . . . . . . . . . .           1,006              2,271
Proceeds from sales of property . . . . . . . . . . . . . . . . . . .           1,202              1,029
Proceeds from sales of government securities  . . . . . . . . . . . .                             32,612
Purchase of government securities . . . . . . . . . . . . . . . . . .                            (84,687)
Investments in equity ventures  . . . . . . . . . . . . . . . . . . .            (196)               (11)
Other     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,273
                                                                             --------           --------

          NET CASH USED IN INVESTING ACTIVITIES   . . . . . . . . . .         (38,576)           (86,649)
                                                                             --------           --------


CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of:
    Debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          43,358             40,843
    Common shares of beneficial interest  . . . . . . . . . . . . . .             116            113,104
Principal payments of debt and capital lease
    obligations   . . . . . . . . . . . . . . . . . . . . . . . . . .          (4,498)           (64,965)
Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (29,684)           (24,687)
Debt costs incurred . . . . . . . . . . . . . . . . . . . . . . . . .            (128)              (147)
                                                                             --------           --------

          NET CASH PROVIDED BY FINANCING ACTIVITIES   . . . . . . . .           9,164             64,148
                                                                             --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . .          (1,203)             1,685

CASH AND CASH EQUIVALENTS AT JANUARY 1  . . . . . . . . . . . . . . .           3,226              1,152
                                                                             --------           --------

CASH AND CASH EQUIVALENTS AT JUNE 30  . . . . . . . . . . . . . . . .        $  2,023           $  2,837
                                                                             ========           ========


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

2.       DEBT

         Total debt of the Company is summarized as follows:

                                                                                     Balance,              Balance
                                                                                     June 30,            December 31,
                                                                                       1994                  1993
                                                                                     --------            ------------
         Permanent Debt:
             Permanent trust-deed and mortgage notes
                payable to 2012 at 6.0% to 10.5%,
                primarily with insurance companies  . . . . . . . . . . . . .        $ 40,928              $ 41,066
             Revolving credit agreement, rate fixed
                at 8.1% through interest rate swap
                agreements  . . . . . . . . . . . . . . . . . . . . . . . . .          40,000                40,000
             Industrial revenue bonds to 2014 at
                2.6% to 5.8%  . . . . . . . . . . . . . . . . . . . . . . . .           7,853                 7,899
                                                                                     --------              --------
                    Total permanent debt  . . . . . . . . . . . . . . . . . .          88,781                88,965
                                                                                     --------              --------

         Interim Debt:
             Reverse repurchase agreements, due daily;
                variable interest rate at 5.1% as of
                June 30, 1994, collateralized by
                $50.7 million of investment in
                government securities . . . . . . . . . . . . . . . . . . . .          47,547                51,826
             Revolving credit agreements, variable
                interest rate at 5.7% as of
                June 30, 1994 . . . . . . . . . . . . . . . . . . . . . . . .          43,800                   350
             Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,349                   392
                                                                                     --------              --------
                    Total interim debt  . . . . . . . . . . . . . . . . . . .          92,696                52,568
                                                                                     --------              --------
                        Total permanent and interim debt  . . . . . . . . . .         181,477               141,533
                                                                                     --------              --------

         Obligation under Capital Leases  . . . . . . . . . . . . . . . . . .           6,084                 6,119
                                                                                     --------              --------

                                  Total debt  . . . . . . . . . . . . . . . .        $187,561              $147,652
                                                                                     ========              ========

         Permanent debt is generally payable over an initial period of ten years or more and is collateralized by improved property. Interim debt usually is payable over five years or less and provides funds for construction and acquisition of property.

         At June 30, 1994 property under direct financing leases and other property with carrying values aggregating approximately $371.7 million, and current and future rentals from these properties and leases were pledged as collateral for certain of the Company's debt.

3.       CARRYING CHARGES CAPITALIZED

         During the periods shown, the following carrying charges were capitalized:

                                                                                Three                      Six
                                                                             Months Ended             Months Ended
                                                                               June 30,                 June 30,
                                                                        ----------------------    ---------------------
                                                                           1994        1993         1994         1993
                                                                        ---------    ---------    --------     --------
         Interest . . . . . . . . . . . . . . . . . . . . . . . .         $213         $243        $430         $589
         Ad valorem taxes . . . . . . . . . . . . . . . . . . . .           40           45          76           95
                                                                          ----         ----        ----         ----

                            TOTAL . . . . . . . . . . . . . . . .         $253         $288        $506         $684
                                                                          ====         ====        ====         ====

4.       CHANGES IN OPERATING ACCOUNTS

         The effect of changes in the operating accounts on cash flows from operating activities is as follows:

                                                                                                           Six
                                                                                                      Months Ended
                                                                                                        June 30,
                                                                                                -----------------------
                                                                                                   1994         1993
                                                                                                ----------  -----------
         Decrease (increase) in:
             Accrued rent and accounts receivable . . . . . . . . . . . . . . . . . . .           $ 3,213      $ 1,027
             Other assets - primarily unamortized lease costs . . . . . . . . . . . . .            (2,471)      (1,939)

         Decrease in:
             Accounts payable and accrued expenses (excluding
             amounts applicable to construction in progress)  . . . . . . . . . . . . .            (6,732)      (1,847)
                                                                                                  -------      -------

         Net change in operating accounts . . . . . . . . . . . . . . . . . . . . . . .           $(5,990)     $(2,759)
                                                                                                  =======      =======


         During 1994, 300,020 shares of beneficial interest were issued in exchange for 11.6 acres of land. During 1993, $98.0 million in convertible debentures were converted into 3.2 million common shares of beneficial interest.

                                     PART 1
                             FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCING AND CAPITAL STRUCTURE

During the quarter, the Company acquired two additional income-producing properties, consisting of a shopping center in Tempe, Arizona and an occupied building adjacent to an existing shopping center in the College Station, Texas area. These acquisitions, together with continuing new development, were funded primarily with revolving credit debt. Additionally, at the end of June 1994, the Company acquired an 11.6 acre site across from the Galleria in Houston, upon which it has begun construction of a 190,000 square foot shopping center. A substantial portion of this acquisition was funded with the issuance of 300,020 new shares of beneficial interest.

At June 30, 1994, the Company had total debt of $187.6 million, of which $87.0 million was permanent, fixed-rate debt (including $40.0 million fixed through interest rate swap agreements and $6.1 million classified as obligation under capital leases) and $92.7 million was interim, floating-rate debt. A large part of this floating-rate debt, $47.5 million, was in the form of reverse repurchase agreements collateralized by the Company's investment in government securities. For the quarter ended June 30, 1994, the Company's total debt cost averaged 6.64%, as compared with 9.96% for the same period of the previous year.

On June 1, 1994, the Company's secondary revolving credit agreement terminated, and the $20 million outstanding under the agreement at that time was converted to a term loan. Of the outstanding amount, $10 million is payable on June 1, 1995, and the remaining $10 million is payable in quarterly installments over the remaining year of the loan, which terminates on June 1, 1996.

In July 1994, the Company closed and funded a $30 million unsecured, floating-rate bridge loan which expires at the end of one year. The proceeds from this loan were used to reduce the Company's existing primary revolving credit line with the same lender. The Company also recently obtained a $30 million long-term fixed rate loan with a major insurance company, which allows, at the Company's option, funding anytime over the next 210 days with interest at pre-determined spreads above the federal funds rate which the Company elects, depending on the maturities selected.

In addition to the activity described above, the Company is also studying various alternatives for raising new capital to finance the projected growth of its real estate portfolio.

LIQUIDITY

The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments as well as dividend payments in accordance with REIT requirements, and that cash on hand, borrowings under its existing credit facilities, and the use of project financing as well as other debt and equity alternatives will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows increased to $28.2 million for the first six months of 1994 from $24.2 million for the same period of 1993, primarily because of the acquisition and development of additional income-producing properties during the past year as well as a significant reduction in the Company's debt cost.

At present, the Company has approximately $47.4 million available under its $80 million revolving credit facility and an additional $30 million available under its new long term fixed-rate loan, as discussed above. The Company also has a substantial number of operating properties which are currently free of debt or other restrictions, thereby providing a collateral base for future borrowings. More importantly, the Company continues to benefit from an extremely low debt-to-equity ratio as the result of its capital restructuring during 1993, affording it a wide range of alternatives in the financial markets to fund future capital needs.

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 1994

The Company considers funds from operations (defined by the National Association of Real Estate Investment Trusts as net income plus depreciation and amortization, less gains on sales of properties) to be the most appropriate measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization expenses as operating expenses. Management believes that reductions for theses charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated.

Net income increased to $10.2 million, or $.39 per share, from $8.4 million, or $.34 per share, for the second quarter of 1994 as compared with the same quarter of 1993. Funds from operations increased to $16.8 million for the quarter, as compared with $14.1 million for the previous year. The increases realized between comparative quarters relate primarily to the Company's acquisitions and new developments which occurred during the past year.

Rental revenues were $27.0 million for 1994, as compared to $22.6 million for 1993, representing an increase of $4.4 million or 19.3 %. This increase resulted primarily from the addition of new properties through acquisitions and new developments, and modest increases on lease renewals and re-leasing of vacant spaces.

The increase in interest income from securities and other, to $.8 million in 1994, from $.6 million in 1993, is due to the Company's average investment in government securities for the current quarter was $50.0 million, as compared with $34.1 million for the same quarter of 1993. The average rate of return for this investment is currently 6.0 %. Management has evaluated its position with respect to this investment and has concluded that it intends to hold the securities until maturity. As such, this investment is being carried on the balance sheet at amortized cost.

Interest expense increased $.4 million to $2.6 million in 1994, from $2.2 million in 1993. This increase was due to an increase in average debt outstanding between periods, from $97.4 million in 1993 to $166.7 million in 1994. However, a large part of this increase was offset by a decrease in average interest rate during the quarter, from 9.96 % in 1993 to 6.64 % in 1994. This decrease in average interest rate between quarters was primarily the result of the presence of significantly more low-rate interim debt coupled with the conversion into equity of the $25 million 8.98% convertible notes during the fall of 1993.

The increase in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of the Company's acquisition and new development programs.

SIX MONTHS ENDED JUNE 30, 1994

Net income was $20.8 million or $.80 per share for the first six months of 1994 compared with $16.2 million or $.71 per share for the first six months of 1993. The increase in net income for this six month period is primarily the result of the additional properties added to the Company's portfolio through acquisitions and new development during the past year, as well as a significant reduction in interest expense (see below).

Rental revenues increased 18.7 % to $53.4 million, compared with $45.0 million for the same period of 1993. This increase resulted primarily from the addition of new properties through the Company's acquisition and new development program and modest increases on lease renewals and re-leasing of vacant spaces in the existing shopping center portfolio.

Interest income related to securities increased to $1.7 million in 1994, compared with $.7 million in 1993. This increase was due to the fact that the Company did not hold a position in its current government securities investments until the end of the first quarter of 1993; thus, the 1994 year to date income benefitted from an investment which spanned the full two quarters.

Interest expense decreased between six-month periods to $4.8 million for 1994, as compared with $5.9 million for 1993. Between comparative periods, average debt outstanding increased a modest amount, from $151.9 million in 1993 to $159.7 million in 1994. However, the average interest rate between comparative periods decreased significantly, from 8.5 % in 1993 to 6.6 % in 1994. This decrease in average interest rate was primarily the result of the conversion into equity of all of the Company's convertible debt issues during 1993. The interest rate associated with this debt, which amounted to $123.0 million as of the beginning of 1993, ranged from 7.75 % to 8.98 %.

The increase in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of the Company's acquisition and new development programs.

                                    PART II
                               OTHER INFORMATION



ITEM 1. through 5. - NONE

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



                                    WEINGARTEN REALTY INVESTORS
                                             (Registrant)



                                    BY: /s/  Stanford Alexander
                                        -----------------------------
                                             Stanford Alexander
                                          Chairman/Chief Executive
                                                  Officer
                                        (Principal Executive Officer)



                                    BY: /s/  Stephen C. Richter
                                        -----------------------------
                                             Stephen C. Richter
                                          Vice President/Financial
                                        Administration and Treasurer
                                       (Principal Accounting Officer)



DATE:  August 11, 1994

                              INDEX OF EXHIBITS




Exhibit No.                           Document
- - -----------                           --------

    11                   Computation of Earnings Per Common Share