Form 10-Q
period 1994-09-30
WEINGARTEN REALTY INVESTORS /TX/
filed 1994-11-10
CIK 828916

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

(Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994
                                              ------------------
                                       OR

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                         Commission file number 1-9876
                                                ------

                          WEINGARTEN REALTY INVESTORS
             (Exact name of registrant as specified in its charter)

            TEXAS                                               74-1464203
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

2600 Citadel Plaza Drive, P. O. Box 924133, Houston, Texas            77292-4133
         (Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code:  (713) 866-6000

              ____________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes     X   .        No  _________.
                                                --------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ________. No ________.

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 30, 1994, there were 26,365,799 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

                                     PART 1
                             FINANCIAL INFORMATION


ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


                          WEINGARTEN REALTY INVESTORS
                       STATEMENTS OF CONSOLIDATED INCOME
                                  (Unaudited)
                (Amounts in thousands, except per share amounts)


                                                                              Three Months Ended    Nine Months Ended
                                                                                 September 30,        September  30,
                                                                               ----------------      ----------------
                                                                                1994     1993         1994     1993
                                                                               -------  -------      -------  -------
REVENUES:
  Rentals   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $28,647  $24,273      $82,077  $69,274
  Income from direct financing leases   . . . . . . . . . . . . . . . .            381      450        1,142    1,349
  Interest:
    Securities and other  . . . . . . . . . . . . . . . . . . . . . . .            810      821        2,463    1,492
    Affiliate   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            430      528        1,333    1,589
    Related joint ventures and partnerships   . . . . . . . . . . . . .            198      218          664      776
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            660      546        1,752    1,571
                                                                               -------  -------      -------  -------
      Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         31,126   26,836       89,431   76,051
                                                                               -------  -------      -------  -------

EXPENSES:
  Depreciation and amortization   . . . . . . . . . . . . . . . . . . .          6,812    5,843       19,667   17,108
  Operating   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,787    4,501       14,255   12,625
  Ad valorem taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .          4,249    3,495       11,830    9,987
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,660    2,273        7,508    8,131
  General and administrative  . . . . . . . . . . . . . . . . . . . . .            745    1,254        3,221    3,701
                                                                               -------  -------      -------  -------
      Total   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19,253   17,366       56,481   51,552
                                                                               -------  -------      -------  -------
INCOME FROM OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . .         11,873    9,470       32,950   24,499
GAIN (LOSS)  ON SALES OF PROPERTY . . . . . . . . . . . . . . . . . . .                                 (270)   1,164
                                                                               -------  -------      -------  -------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $11,873  $ 9,470      $32,680  $25,663
                                                                               =======  =======      =======  =======
NET INCOME PER COMMON SHARE . . . . . . . . . . . . . . . . . . . . . .        $   .45  $   .37      $  1.25  $  1.09
                                                                               =======  =======      =======  =======
CASH DIVIDENDS DECLARED PER COMMON SHARE  . . . . . . . . . . . . . . .        $   .57  $   .54      $  1.71  $  1.62
                                                                               =======  =======      =======  =======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING   . . . . . . . . . . . . . . . . . . . . . . . . . . . .         26,347   25,263       26,130   23,618
                                                                               =======  =======      =======  =======





                See notes to consolidated financial statements.

                          WEINGARTEN REALTY INVESTORS
                          CONSOLIDATED BALANCE SHEETS
                (Amounts in thousands, except per share amounts)

                                                                                      September 30,        December 31,
                                                                                          1994                1993
                                                                                      -------------        ------------
                                                                                       (Unaudited)
                                      -ASSETS-
PROPERTY:
    Land    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  $120,994            $110,704
    Buildings and improvements  . . . . . . . . . . . . . . . . . . . .                   530,548             466,938
    Projects under development (including land under development
      of $50,562 in 1994 and $38,966 in 1993)   . . . . . . . . . . . .                    57,726              46,737
                                                                                         --------            --------
           Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   709,268             624,379
    Less accumulated depreciation   . . . . . . . . . . . . . . . . . .                   185,451             168,405
                                                                                         --------            --------
                 Property - net . . . . . . . . . . . . . . . . . . . .                   523,817             455,974
PROPERTY UNDER DIRECT FINANCING LEASES  . . . . . . . . . . . . . . . .                     9,996              10,435
INVESTMENT IN MORTGAGE BONDS AND NOTES
    RECEIVABLE FROM AN AFFILIATE - Net of
    deferred gain of $16,235  . . . . . . . . . . . . . . . . . . . . .                    24,495              24,914
INVESTMENT IN AND NOTES RECEIVABLE FROM JOINT
    VENTURES AND PARTNERSHIPS   . . . . . . . . . . . . . . . . . . . .                    22,544              19,632
INVESTMENT IN GOVERNMENT SECURITIES . . . . . . . . . . . . . . . . . .                    50,316              51,405
ACCRUED RENT AND ACCOUNTS RECEIVABLE - Net of
    allowance for doubtful accounts of $790 in 1994 and
    $938 in 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . .                    11,685              13,880
UNAMORTIZED DEBT AND LEASE COSTS  . . . . . . . . . . . . . . . . . . .                    16,769              15,038
CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . .                     2,757               3,226
OTHER   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     6,019               7,538
                                                                                         --------            --------
                       TOTAL  . . . . . . . . . . . . . . . . . . . . .                  $668,398            $602,042
                                                                                         ========            ========

                 -LIABILITIES AND SHAREHOLDERS' EQUITY-
PERMANENT AND INTERIM DEBT  . . . . . . . . . . . . . . . . . . . . . .                  $210,449            $141,533
OBLIGATION UNDER CAPITAL LEASES . . . . . . . . . . . . . . . . . . . .                     6,068               6,119
ACCOUNTS PAYABLE AND ACCRUED EXPENSES . . . . . . . . . . . . . . . . .                    21,884              22,975
OTHER   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     2,951               4,328
                                                                                         --------            --------
           Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .                   241,352             174,955
                                                                                         --------            --------
SHAREHOLDERS' EQUITY:
    Preferred shares of beneficial interest-par value, $0.03 per share; shares authorized:  10,000; shares issued and
      outstanding: none
    Common shares of beneficial interest - par value, $0.03 per share; shares authorized: 150,000; shares issued and
      outstanding: 26,366 in 1994 and 25,972 in 1993  . . . . . . . . .                       791                 779
    Capital surplus   . . . . . . . . . . . . . . . . . . . . . . . . .                   426,255             426,308
                                                                                         --------            --------
           Shareholders' equity . . . . . . . . . . . . . . . . . . . .                   427,046             427,087
                                                                                         --------            --------
                       TOTAL  . . . . . . . . . . . . . . . . . . . . .                  $668,398            $602,042
                                                                                         ========            ========



                See notes to consolidated financial statements.

                          WEINGARTEN REALTY INVESTORS
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (Unaudited)
                             (Amounts in thousands)


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                      ------------------------
                                                                                         1994          1993
                                                                                      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $  32,680      $  25,663
Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization   . . . . . . . . . . . . . . . . .                  19,667         17,108
      (Gain)/loss on sales of property and securities   . . . . . . . .                     270         (1,164)
      Issuance of stock awards  . . . . . . . . . . . . . . . . . . . .                     411            592
      Amortization of direct financing leases   . . . . . . . . . . . .                     439            614
      Net effect of changes in operating accounts   . . . . . . . . . .                  (1,287)        (2,240)
      Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .                     (25)            93
                                                                                       --------      ---------
           NET CASH PROVIDED BY OPERATING ACTIVITIES  . . . . . . . . .                  52,155         40,666
                                                                                       --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions and development . . . . . . . . . . . . . . . . .                 (59,890)       (62,822)
Notes Receivable:
    Advances  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (5,352)        (1,978)
    Collections   . . . . . . . . . . . . . . . . . . . . . . . . . . .                   2,514          2,419
Purchase of government securities . . . . . . . . . . . . . . . . . . .                                (84,687)
Proceeds from sale of government securities . . . . . . . . . . . . . .                                 33,208
Proceeds from sale and disposition of property  . . . . . . . . . . . .                   1,202          1,029
Investment in equity ventures . . . . . . . . . . . . . . . . . . . . .                    (217)          (959)
Other       . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   1,864
                                                                                       --------      ---------
           NET CASH USED IN INVESTING ACTIVITIES   . . . . . . . . . .                  (59,879)      (113,790)
                                                                                       --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of:
    Debt    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  61,642         52,562
    Common shares of beneficial interest  . . . . . . . . . . . . . . .                     116        113,158
Principal payments of debt and capital lease obligations  . . . . . . .                  (5,958)       (54,451)
Dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 (44,706)       (38,320)
Debt costs incurred . . . . . . . . . . . . . . . . . . . . . . . . . .                  (3,839)           (55)
                                                                                       --------      ---------
           NET CASH PROVIDED BY FINANCING ACTIVITIES  . . . . . . . . .                   7,255         72,894
                                                                                       --------      ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . .                    (469)          (230)
CASH AND CASH EQUIVALENTS AT JANUARY 1  . . . . . . . . . . . . . . . .                   3,226          1,152
                                                                                       --------      ---------
CASH AND CASH EQUIVALENTS AT SEPTEMBER 30 . . . . . . . . . . . . . . .                $  2,757      $     922
                                                                                       ========      =========



                See notes to consolidated financial statements.

                          WEINGARTEN REALTY INVESTORS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                (Amounts in thousands, except per share amounts)

1.         INTERIM FINANCIAL STATEMENTS

           The consolidated financial statements included in this report are unaudited, except for the balance sheet as of December 31, 1993. In the opinion of the Registrant, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

           The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

2.         DEBT

           Total debt of the Company is summarized as follows:

                                                                                        Balance          Balance
                                                                                     September 30,     December 31,
                                                                                         1994             1993
                                                                                     -------------     ------------
           Permanent Debt:
               Permanent trust-deed and mortgage notes payable to 2014
                  at 6.0% to 10.5%, primarily with insurance companies  . . . . .      $ 53,156         $ 41,066
               Revolving credit agreement, rate fixed at 8.1% through
                  interest rate swap agreements   . . . . . . . . . . . . . . . .        40,000           40,000
               Industrial revenue bonds to 2014 at 3.7% to 6.2% . . . . . . . . .         7,830            7,899
                                                                                       --------         --------
                     Total permanent debt   . . . . . . . . . . . . . . . . . . .       100,986           88,965
                                                                                       --------         --------

           Interim Debt:
               Reverse repurchase agreements, due daily: variable interest rate at 5.7% as of September 30, 1994, collateralized
                  by $50.3 million of investment in government securities   . . .        46,221           51,826
               Revolving credit agreements, variable interest rate at 6.3% as of
                  September 30, 1994  . . . . . . . . . . . . . . . . . . . . . .        61,800              350
               Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,442              392
                                                                                       --------         --------
                     Total interim debt   . . . . . . . . . . . . . . . . . . . .       109,463           52,568
                                                                                       --------         --------
                          Total permanent and interim debt  . . . . . . . . . . .       210,449          141,533
                                                                                       --------         --------

           Obligation under Capital Leases  . . . . . . . . . . . . . . . . . . .         6,068            6,119
                                                                                       --------         --------

                              Total debt  . . . . . . . . . . . . . . . . . . . .      $216,517         $147,652
                                                                                       ========         ========

           Permanent debt is generally payable over an initial period of ten years or more and is collateralized by improved property. Interim debt usually is payable over five years or less and provides funds for construction and acquisition of property.

           At September 30, 1994, property under direct financing leases and other property with carrying values aggregating approximately
           $398.1 million, together with current and future rentals from these properties and leases, were pledged as collateral for certain of the Company's debt.

           The Company has three interest rate swaps (outstanding since October
           1992). The interest rate swaps have an aggregate notional amount of $40 million, a fixed rate payable of 7.60% to 7.87% and a variable rate receivable of 4.875% at September 30, 1994. The interest rate swaps expire through 2004. The difference between the amount received and paid on the interest rate swaps is recognized as a portion of interest expense as incurred. The interest rate swaps increased interest expense and decreased net income as follows:
           $.3 million and $.5 million, respectively, for the three months ended September 30, 1994 and 1993; and $1.2 million and $1.4 million, respectively, for the nine months ended September 30, 1994 and 1993. The interest rate swaps increased the average interest rate for the Company's total debt as follows: 0.65% and 1.47%, respectively, for the three months ended September 30, 1994 and 1993; and 1.06% and 1.29%, respectively, for the nine months ended September 30, 1994 and 1993.

           During the periods ended December 31, 1993 and September 30, 1994, the Company did not have any terminated swap agreements.

3.         CARRYING CHARGES CAPITALIZED

           During the periods shown, the following carrying charges were capitalized:

                                                                                          Three               Nine
                                                                                      Months Ended        Months Ended
                                                                                      September 30,       September 30,
                                                                                    ---------------      ----------------
                                                                                     1994      1993       1994      1993
                                                                                    ------    -----      ------    ------
           Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .            $598      $276      $1,028    $  864
           Ad valorem taxes . . . . . . . . . . . . . . . . . . . . . . .             177       113         253       208
                                                                                     ----      ----      ------    ------
                          Total . . . . . . . . . . . . . . . . . . . . .            $775      $389      $1,281    $1,072
                                                                                     ====      ====      ======    ======

4.         CHANGES IN OPERATING ACCOUNTS

           The effect of changes in the operating accounts on cash flows from operating activities is as follows:

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                                   ---------------------
                                                                                                    1994          1993
                                                                                                   -------       -------
           Decrease (increase) in:
               Accrued rent and accounts receivable . . . . . . . . . . .                          $   497      $(1,816)
               Other assets - primarily unamortized lease costs . . . . .                              862       (2,858)

           Increase (decrease) in:
               Accounts payable and accrued expenses (excluding
                   amounts applicable to construction in progress)  . . .                           (2,646)       2,434
                                                                                                   -------      -------

                                Net change in operating accounts  . . . .                          $(1,287)     $(2,240)
                                                                                                   =======      =======


           During 1994, 300,020 shares of beneficial interest were issued in exchange for 11.6 acres of land. Also during 1994, these acquisitions were financed through the assumption of $12.3 million of permanent trust-deed debt. In 1993, $123.0 million in convertible debentures were converted into 3.9 million common shares of beneficial interest.

                                     PART 1
                             FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCING AND CAPITAL STRUCTURE

The Company acquired four additional income-producing properties consisting of three shopping centers totaling approximately 425,000 square feet and a 295,000 square foot warehouse and distribution center (owned 75 percent through a joint venture with an outside party) during the quarter ended September 30, 1994. Three of the acquisitions were financed, in part, through the assumption of $12.3 million of permanent trust-deed debt with interest rates ranging from 7.50% to 9.75%. The remainder of the purchase price of these acquisitions was financed through the issuance of an additional $10.8 million of revolving credit debt.

At September 30, 1994, the Company had total debt of $216.5 million of which $99.2 million was permanent, fixed-rate debt (including $40.0 million fixed through interest rate swap agreements and $6.1 million classified as obligation under capital leases), $109.5 million was interim, floating-rate debt and $7.8 million was permanent, floating-rate debt in the form of industrial revenue bonds. Nearly half of the floating-rate debt was in the form of reverse repurchase agreements collaterized by the Company's investment in government securities. For the quarter ended September 30, 1994, the Company's total debt cost averaged 6.58%, as compared with 8.07% for the same period of the previous year.

The Company is currently pursuing several alternatives for raising new capital to finance the projected growth of its real estate portfolio. Among other things, the Company is in the process of structuring and expanding the size of its revolving credit facility and additionally is anticipating filing a shelf registration with the Securities and Exchange Commission to allow it to raise up to $125.0 million through the issuance of various forms of both debt and/or preferred shares of beneficial interest.

LIQUIDITY

The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments as well as dividend payments in accordance with REIT requirements, and that cash on hand, borrowings under its existing credit facility, and the use of project financing as well as other debt and equity alternatives will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows increased to $52.2 million for the first nine months of 1994, from $40.7 million for the same period of 1993, primarily because of the acquisition and development of additional income-producing properties during the past year.

At present, the Company has approximately $32.0 million available under its $80 million revolving credit facility and an additional $30 million available under a long-term fixed rate loan with a major insurance company which allows, at the Company's option, funding anytime prior to February 27, 1995. The Company also has a substantial number of operating properties which are currently free of debt or other restrictions, thereby providing a collateral base for possible future borrowings. More importantly, the Company continues to benefit from its debt-to-equity ratio as the result of its significant capital restructuring during 1993, affording it a wide range of alternatives in the financial markets to fund future capital needs.

RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 30, 1994

Net income increased to $11.9 million, or $.45 per share, from $9.5 million, or $.37 per share, for the third quarter of 1994 as compared with the same quarter of 1993. Of this increase, $.9 million, or $.03 per share, represents the impact of non-recurring items, including the refund of prior years' state income taxes and the recovery of bad debt. The remainder of the increase relates primarily to the Company's acquisitions and new developments during the past 12 months.

Rental revenues were $28.7 million for 1994, as compared to $24.3 million for 1993, representing an increase of approximately $4.4 million or 18.0%. The major portion of this increase relates to acquisitions and new development. Additionally, $.3 million of the increase relates to the recovery of bad debt from two prior tenants during the period.

Interest expense increased $.4 million to $2.7 million in 1994, from $2.3 million in 1993. This increase was due to an increase in average debt outstanding between periods, from $126.2 million in 1993 to $193.7 million in 1994. A significant portion of this increase, however, was offset by a decrease in the average interest rate during the quarter, from 8.1% in 1993 to 6.6% in 1994. This decrease in average interest rate between quarters was primarily the result of the presence of significantly more lower-rate interim debt during the third quarter of 1994 than existed during the same quarter of 1993.

The large decrease in general and administrative expenses, from $1.3 million in 1993 to $.7 million in 1994, was due to the refund of nearly $.5 million of prior years' state income taxes.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of the Company's acquisition and new development programs.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1994

Net income was $32.7 million or $1.25 per share for the first nine months of 1994 compared with $25.7 million or $1.09 per share for the first nine months of 1993. The increase in net income for this nine month period includes non-recurring income in the amount of $.9 million, or $.03 per share, consisting of the refund of prior years' state income taxes and the recovery of bad debt. The remainder of the increase, approximately $6.0 million, relates primarily to the Company's acquisitions and new developments during 1993 and 1994.

Rental revenues increased 18.5% to $82.1 million, compared with $69.3 million for the same period of 1993. The major portion of this increase relates to acquisitions and new development. The remainder of the increase was primarily attributed to modest increases in net rental rates on lease renewals and re-leasing of vacancies with respect to the Company's existing portfolio of properties.

Interest income related to securities increased to $2.5 million in 1994, compared with $1.5 million in 1993. The Company did not hold a position in its current government securities investments until the end of the first quarter of 1993; thus, the 1994 year to date income benefited from an investment which spanned the full three quarters.

Interest expense decreased between nine-month periods to $7.5 million for 1994, as compared with $8.1 million for 1993. Between comparative periods, average debt outstanding increased from $142.8 million in 1993 to $171.1 million in 1994. This increase in average debt outstanding, however, was more than offset by a decrease in average interest rate between comparative periods, from 8.4% in 1993 to 6.6% in 1994. This decrease in average interest rate was primarily the result of the conversion into equity of all of the Company's convertible debt issues during 1993. The interest rate associated with this debt, which amounted to $123.0 million as of the beginning of 1993, ranged from 7.75% to 8.98%. Another factor contributing to the decrease in average interest rate between comparative periods was the increase in average floating-rate debt outstanding between periods, from $36.9 million in 1993 to $53.7 million in 1994. The average interest rate for this floating-rate debt during the first nine months of 1994 was 6.3%.

The decrease in general and administrative expenses, from $3.7 million in 1993 to $3.2 million in 1994, was due to the refund of prior years' state income taxes during the third quarter of 1994, as previously discussed.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of the Company's acquisition and new development programs.

FUNDS FROM OPERATIONS

The Company considers funds from operations (defined by the National Association of Real Estate Investment Trusts as net income plus depreciation and amortization, less gains on sales of properties) to be an alternative measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization expenses as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. Funds from operations do not represent cash flows from operations as defined by Generally Accepted Accounting Principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

Funds from operations increased to $18.7 million for the third quarter of 1994, as compared to $15.3 million for the same period of 1993. As mentioned earlier, $.9 million of this increase was non-recurring, consisting of the recovery of bad debt and a refund of prior years' state income taxes. The remainder of the increase, however, relates to the impact of the Company's acquisitions and new developments during the past 12 months.

                                    PART II
                               OTHER INFORMATION


ITEM 1. through 5. - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

               (11) A statement of computation of per share earnings is filed as an exhibit to this report.

               (27)    Article 5 Financial Data Schedule (EDGAR filing only).

           (b) Reports on Form 8-K

               No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          WEINGARTEN REALTY INVESTORS
                                         -----------------------------
                                                  (Registrant)



                                          BY:    /s/ Stanford Alexander
                                             ---------------------------------
                                                     Stanford Alexander
                                              Chairman/Chief Executive Officer
                                                (Principal Executive Officer)



                                          BY:    /s/ Stephen C. Richter
                                             ---------------------------------
                                                     Stephen C. Richter
                                                  Vice President/Financial
                                                Administration and Treasurer
                                               (Principal Accounting Officer)



DATE:  November 10, 1994

                 EXHIBIT  INDEX

     Exhibit No.

        (11) A statement of computation of per share earnings is filed as an exhibit to this report.

        (27)       Article 5 Financial Data Schedule (EDGAR filing only).