Form 10-K
period 1994-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 1995-03-23
CIK 828916

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   --------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from          to

COMMISSION FILE NUMBER 1-9876

                          WEINGARTEN REALTY INVESTORS
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                TEXAS                                    74-1464203
    (STATE OR OTHER JURISDICTION OF                     (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

        2600 CITADEL PLAZA DRIVE
           P. O. BOX 924133
            HOUSTON, TEXAS                               77292-4133
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                 (713) 866-6000
                        (REGISTRANT'S TELEPHONE NUMBER)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT.

                                                    NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                      ON WHICH REGISTERED
            -------------------                      -------------------
Common Shares of Beneficial Interest, $0.03         New York Stock Exchange
    par value

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                               ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     The aggregate market value of the common shares held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on February 24, 1995 was approximately $949,240,764. As of February 24, 1995, there were 26,367,799 shares of beneficial interest, $.03 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held April 27, 1995 are incorporated by reference in Part III.

     Exhibit Index beginning on Page 33.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS


  ITEM NO.                                                  PAGE NO.
  --------                                                  --------

                                     PART I
     1.    Business...........................................   1
     2.    Properties.........................................   3
     3.    Legal Proceedings..................................   9
     4.    Submission of Matters to a Vote of Security Holders   9
           Executive Officers of the Registrant..............   10

                                    PART II

     5.    Market for Registrant's Common Shares of Beneficial
            Interest and Related Shareholder Matters..........  11
     6.    Selected Financial Data............................  12
     7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............  13
     8.    Financial Statements and Supplementary Data........  17
     9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...............  32

                                    PART III

     10.   Directors and Executive Officers of the Registrant.  32
     11.   Executive Compensation.............................  32
     12.   Security Ownership of Certain Beneficial Owners and
            Management........................................  33
     13.   Certain Relationships and Related Transactions.....  33

                                    PART IV

     14.   Exhibits, Financial Statement Schedules and Reports
            on Form 8-K.......................................  33

                                     PART I


ITEM 1.   BUSINESS

     General. Weingarten Realty Investors (the "Company"), an unincorporated trust organized under the Texas Real Estate Investment Trust Act and its predecessor entity began the ownership and development of shopping centers and other commercial real estate in 1948. The Company, as of December 31, 1994, owned or had interests in 161 developed income-producing real estate projects, 141 of which were shopping centers, located in the Houston metropolitan area and in other parts of Texas and in Louisiana, Arkansas, Oklahoma, New Mexico, Arizona, Maine and Tennessee. The Company's other commercial real estate projects included sixteen industrial projects, three multi-family housing properties and one office building, which serves as the Company's headquarters. The Company's interests in these projects aggregated approximately 16.3 million square feet of building area and 71.2 million square feet of land area. The Company also owned interests in 24 parcels of unimproved land held for future development which aggregated approximately 8.3 million square feet.

     The Company currently employs 163 persons, its principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008, and its phone number is (713) 866-6000.

     Reorganizations. In December 1984, the Company engaged in a series of transactions primarily designed to enable it to qualify as a real estate investment trust ("REIT") for federal income tax purposes for the 1985 calendar year and subsequent years. The Company contributed certain assets considered unsuitable for ownership by the Company as a REIT and $3.5 million in cash to WRI Holdings, Inc. ("Holdings"), a Texas corporation and a newly-formed subsidiary of the Company, in exchange for voting and non-voting common stock of Holdings (which was subsequently distributed to the Company's shareholders) and $26.8 million of mortgage bonds. For additional information concerning Holdings, refer to Note 8 of the Notes to Consolidated Financial Statements at page 26.

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

     Management Services. Through December 31, 1992, the Company contracted with Weingarten Realty Management Company (the "Management Company"), whereby the Management Company performed certain services for the Company as an independent contractor. The Management Company provided leasing and management services with respect to the operation of substantially all of the Company's properties including collecting rent, making repairs, cleaning and providing maintenance. In addition, the Management Company performed acquisition and development services for the Company such as conducting feasibility studies on properties subject to purchase, constructing additional improvements on its existing properties, developing new properties or renovating existing improvements. The Management Company paid all operating expenses of the properties out of the rents collected from such properties and was required to maintain books and records and to furnish to the Company monthly and annual
financial reports and annual budgets for each property.   The Management Company
was paid a fee under the management agreement for managing the Company's properties based on gross revenues from the Company's income producing properties and was paid additional fees for leasing services and for certain additional services specifically requested by the Company, including market research, advertising and promotion, development, acquisition and management information services. The Management Company was also reimbursed for certain of its costs and expenses. The Company continues to be "self-advised" and is now self-managed.

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

     Location of Properties. Historically, the Company has emphasized investments in properties located primarily in the Houston area. Since 1987, the Company has actively acquired properties outside of Houston. Of the Company's 185 properties which were owned as of December 31, 1994, 81 of its 161 developed properties and 18 of its 24 parcels of unimproved land were located in the Houston metropolitan area. In addition to these properties, the Company owned 48 developed properties and 4 parcels of unimproved land located in other parts of Texas. Because of the Company's investments in the Houston area, as well as in other parts of Texas, the Houston and Texas economies affect, to some degree, the business and operations of the Company.

     The 1994 economic performance of the southwestern United States in which the Company has its primary operations improved over 1993; however, this improvement still generally lagged the national economy. A deterioration in the Houston or Texas economies could adversely affect the Company. However, the Company's centers are generally anchored by grocery and drug stores under long-term leases, and such types of stores tend to be less affected by economic change.

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

     Financial Information. Certain additional financial information concerning the Company is included in the Company's Consolidated Financial Statements located on pages 17 through 32 herein.

ITEM 2.   PROPERTIES

     At December 31, 1994 the Company's real estate properties consisted of 185 locations in eight states. A complete listing of these properties, including the name, location, building area and land area, as applicable, is as follows:

                                SHOPPING CENTERS

                                                                 Building
                      Name and Location                           Area     Land Area
                      -----------------                         ---------  ----------

HOUSTON AND HARRIS COUNTY TOTAL...............................  6,142,000  24,831,000
Alabama-Shepherd, S. Shepherd at W. Alabama...................     28,000*     88,000*
Almeda Road, Almeda at Cleburne...............................     35,000     147,000
Bayshore Plaza, Spencer Hwy. at Burke Rd......................     36,000     196,000
Bellaire Boulevard, Bellaire at S. Rice.......................     35,000     137,000
Bellfort, Bellfort at Southbank...............................     48,000     167,000
Bellfort Southwest, Bellfort at Gessner.......................     30,000      89,000
Bellwood, Bellaire at Kirkwood................................    136,000     655,000
Bingle Square, U.S. Hwy. 290 at Bingle........................     46,000     168,000
Braeswood Square, N. Braeswood at Chimney Rock................    103,000     422,000
Crestview, Bissonnet at Wilcrest..............................      9,000      35,000
Cullen Place, Cullen at Reed..................................      7,000      30,000
Cullen Plaza, Cullen at Wilmington............................     81,000     318,000
Cypress Pointe, F.M. 1960 at Cypress Station..................    100,000     737,000
Del Sol Market Place, Telephone at Monroe.....................     26,000      87,000
Eastpark, Mesa Rd. at Tidwell.................................    140,000     665,000
Edgebrook, Edgebrook at Gulf Fwy..............................     76,000     360,000
Fiesta Village, Quitman at Fulton.............................     30,000      80,000
Fondren Southwest Village, Fondren at W. Bellfort.............    225,000   1,014,000
Fondren/West Airport, Fondren at W. Airport...................     62,000     223,000
45/York Plaza, I-45 at W. Little York.........................    210,000     840,000
Glenbrook Square, Telephone Road..............................     70,000     320,000
Griggs Road, Griggs at Cullen.................................     85,000     422,000
Harrisburg Plaza, Harrisburg at Wayside.......................     86,000     334,000
Heights Plaza, 20th St. at Yale...............................     36,000*    114,000*
Humblewood Shopping Plaza, Eastex Fwy. at F.M. 1960...........    181,000     784,000
Inwood Village, W. Little York at N. Houston-Rosslyn..........     68,000     305,000
Jacinto City, Market at Baca..................................     24,000*     67,000*
Kingwood, Kingwood Dr. at Chesnut Ridge.......................    153,000     648,000
Landmark, Gessner at Harwin...................................     56,000     228,000
Lawndale, Lawndale at 75th St.................................     53,000     177,000
Little York Plaza, Little York at E. Hardy....................    115,000     486,000
Long Point, Long Point at Wirt (76%)..........................     58,000*    257,000*
Lyons Avenue, Lyons at Shotwell...............................     63,000     185,000
Market at Westchase, Westheimer at Wilcrest...................     84,000     333,000
Miracle Corners, S. Shaver at Southmore.......................     87,000     386,000
Northbrook, Northwest Fwy. at W. 34th.........................    204,000     656,000
North Main Square, Pecore at N. Main..........................     18,000      64,000
North Oaks, F.M. 1960 at Veterans Memorial....................    321,000   1,246,000
North Triangle, I-45 at F.M. 1960.............................     17,000     113,000
Northway, Northwest Fwy. at 34th..............................    212,000     793,000
Northwest Crossing, N.W. Fwy. at Hollister (75%)..............     95,000*    476,000*
Northwest Park Plaza, F.M. 149 at Champions Forest............     32,000     268,000
Oak Forest, W. 43rd at Oak Forest.............................    156,000     541,000
Orchard Green, Gulfton at Renwick.............................     64,000     257,000
Randall's/Cypress Station, F.M. 1960 at I-45..................    141,000     618,000
Randall's/El Dorado, El Dorado at Hwy. 3......................    119,000     429,000
Randall's/Kings Crossing, Kingwood Dr. at Lake Houston Pkwy...    128,000     624,000

                                                     (Table continued on following page)

                                                                       Building
                          Name and Location                              Area     Land Area
                         ------------------                            ---------  ----------
Randall's/Norchester, Grant at Jones.................................    107,000     475,000
River Oaks, East, W. Gray at Woodhead................................     65,000     206,000
River Oaks, West, W. Gray at S. Shepherd.............................    235,000     609,000
Sheldon Forest, North, I-10 at Sheldon...............................     16,000     131,000
Sheldon Forest, South, I-10 at Sheldon...............................     39,000*    164,000*
Shops at Three Corners, S. Main at Old Spanish Trail (70%)...........    183,000*    803,000*
Southgate, W. Fuqua at Hiram Clark...................................    115,000     533,000
Spring Plaza, Hammerly at Campbell...................................     56,000     202,000
Steeplechase, Jones Rd. at F.M. 1960.................................    193,000     849,000
Stella Link, North, Stella Link at S. Braeswood (76%)................     40,000*    156,000*
Stella Link, South, Stella Link at S. Braeswood......................     15,000      56,000
Studemont, Studewood at E. 14th St...................................     29,000      91,000
Ten Blalock Square, I-10 at Blalock..................................     97,000     321,000
10/Federal, I-10 at Federal..........................................    131,000     474,000
University Plaza, Bay Area At Space Center...........................     96,000     424,000
The Village Arcade, University at Kirby..............................     84,000     168,000
Westbury Triangle, Chimney Rock at W. Bellfort.......................     67,000     257,000
Westchase, Westheimer at Wilcrest....................................    234,000     766,000
Westhill Village, Westheimer at Hillcroft............................    125,000     480,000
Wilcrest Southwest, Wilcrest at Southwest Fwy........................     26,000      77,000

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL........................  3,904,000  17,092,000
Coronado, S.W. 34th St. at Wimberly Dr., Amarillo....................     49,000     201,000
Puckett Plaza, Bell Road, Amarillo...................................    133,000     621,000
Spanish Crossroads, Bell St. at Atkinson St., Amarillo...............     72,000     275,000
Wolflin Village, Wolflin Ave. at Georgia St., Amarillo...............    175,000     513,000
Merrilee, U.S. Highway 80 at Merrilee, Arlington.....................      8,000      74,000
Southridge Plaza, William Cannon Dr. at S. 1st St., Austin (51%).....     73,000*    288,000*
Calder, Calder at 24th St., Beaumont.................................     34,000     129,000
North Park Plaza, Eastex Fwy. at Dowlen, Beaumont....................     70,000*    318,000*
Phelan West, Phelan at 23rd St., Beaumont (67%)......................     16,000*     59,000*
Southgate, Calder Ave. at 6th St., Beaumont..........................     34,000     118,000
Westmont, Dowlen at Phelan, Beaumont.................................     95,000     507,000
Baywood, State Hwy. 60 at Baywood Dr., Bay City......................     40,000     169,000
Bryan Village, Texas at Pease, Bryan.................................     29,000      98,000
Parkway Square, Southwest Pkwy. at Texas Ave., College Station.......    158,000     685,000
Montgomery Plaza, Loop 336 West, Conroe..............................    233,000     911,000
River Pointe, I-45 at Loop 336, Conroe...............................     42,000     252,000
Portairs Shopping Center, Ayers St. at Horne Rd., Corpus Christi.....    121,000     416,000
Coronado Hills, Mesa at Balboa, El Paso (15%)........................     19,000*     86,000*
Broadway, Broadway at 59th St., Galveston (76%)......................     58,000*    167,000*
Galveston Place, Central City Blvd. at 61st St., Galveston...........    123,000     527,000
Food King Place, 25th St. at Avenue P, Galveston.....................     28,000      78,000
Cedar Bayou, Bayou Rd., LaMarque.....................................     15,000      51,000
Corum South, Gulf Fwy., League City..................................     91,000     574,000
Caprock Center, 50th at Boston Ave., Lubbock.........................    375,000   1,255,000
Town & Country, 4th St. at University, Lubbock.......................    171,000     703,000
Angelina Village, Hwy. 59 at Loop 287, Lufkin........................    231,000   1,641,000
Independence Plaza, Town East Blvd., Mesquite (15%)..................     27,000*    118,000*
University Park Plaza, University Dr. at E. Austin St., Nacogdoches..     78,000     283,000
Mid-County, Twin Cities Hwy. at Nederland Ave., Nederland............    107,000     611,000
Porterwood, Eastex Fwy. at F.M. 1314, Porter.........................     99,000     487,000
Gilham Circle, Gilham Circle at Thomas, Port Arthur..................     33,000      94,000
Village, 9th Ave. at 25th St., Port Arthur (76%).....................     39,000*    185,000*
Plaza, Ave. H at U.S. Hwy. 90A, Rosenberg............................     41,000*    135,000*

                                                            (Table continued on following page)

                                                                       Building
                   Name and Location                                     Area     Land Area
                  ------------------                                   ---------  ----------
Rose-Rich, U.S. Hwy. 90A at Lane Dr., Rosenberg......................    104,000     386,000
Bandera Village, Bandera at Hillcrest, San Antonio...................     57,000     607,000
Oak Park Village, Nacogdoches at New Braunfels, San Antonio..........     56,000     221,000
Parliament Square, W. Ave. at Blanco, San Antonio....................     65,000     260,000
San Pedro Court, San Pedro at Hwy. 281N., San Antonio................      2,000      18,000
Williams Trace, Hwy. 6 at Williams Trace, Sugar Land.................    263,000   1,187,000
New Boston Road, New Boston at Summerhill, Texarkana.................     90,000     335,000
Mainland, Hwy. 1765 at Hwy. 3, Texas City............................     69,000     279,000
Palmer Plaza, F.M. 1764 at 34th St., Texas City......................     97,000     367,000
Island Market Place, 6th St. at 9th Ave., Texas City.................     27,000      90,000
Broadway, S. Broadway at W. 9th St., Tyler (76%).....................     41,000*    197,000*
Crossroads, I-10 at N. Main, Vidor...................................    116,000     516,000

LOUISIANA, TOTAL.....................................................  1,100,000   4,589,000
Park Terrace, U.S. Hwy. 171 at Parish, DeRidder......................    137,000     520,000
Westwood Village, W. Congress at Bertrand, Lafayette.................    135,000     942,000
East Town, 3rd Ave. at 1st St., Lake Charles.........................     33,000*    117,000*
14/Park Plaza, Hwy. 14 at General Doolittle, Lake Charles............    207,000     655,000
Kmart Plaza, Ryan St., Lake Charles..................................    103,000*    406,000*
Southgate, Ryan at Eddy, Lake Charles................................    157,000     627,000
Danville Plaza, Louisville at 19th, Monroe...........................    143,000     539,000
Orleans Station, Paris, Robert E. Lee & Chatham, New Orleans.........      5,000      31,000
Southgate, 70th at Mansfield, Shreveport.............................     73,000     359,000
Westwood, Jewella at Greenwood, Shreveport...........................    107,000     393,000

OKLAHOMA, TOTAL......................................................    678,000   3,173,000
Bryant Square, Bryant Ave. at 2nd St., Edmond........................    270,000   1,259,000
Town & Country, Reno Ave at North Air Depot, Midwest City............    137,000     540,000
Market Boulevard, E. Reno Ave. at N. Douglas Ave., Midwest City......     36,000     142,000
Windsor Hills Center, Meridian at Windsor Place, Oklahoma City.......    235,000   1,232,000

ARKANSAS, TOTAL......................................................    599,000   2,252,000
Evelyn Hills, College Ave. at Abshier, Fayetteville..................    154,000     750,000
Broadway Plaza, Broadway at W. Roosevelt, Little Rock................     43,000     148,000
Geyer Springs, Geyer Springs at Baseline, Little Rock................    153,000     415,000
Markham Square, W. Markham at John Barrow, Little Rock...............    134,000     535,000
Westgate, Cantrell at Bryant, Little Rock............................     50,000     206,000
Crossroads, Main at Pershing, North Little Rock......................     65,000     198,000

ARIZONA, TOTAL.......................................................    558,000   2,424,000
Camelback Village Square, Camelback at 7th Avenue, Phoenix...........    134,000     543,000
Squaw Peak Plaza, 16th Street at Glendale Ave., Phoenix..............     61,000     220,000
Fountain Plaza, 77th St. at McDowell, Scottsdale.....................    107,000     460,000
Broadway Marketplace, Broadway at Rural, Tempe.......................     86,000     347,000
Fry's Valley Plaza, S. McClintock at E. Southern, Tempe (15%)........     21,000*     85,000*
Pueblo Anozira, McClintock Dr. at Guadalupe Rd., Tempe...............    149,000     769,000

NEW MEXICO, TOTAL....................................................    177,000     931,000
Eastdale, Candelaria Rd. at Eubank Blvd., Albuquerque (15%)..........     17,000*     90,000*
North Town Plaza, Little St. at N. Main, Albuquerque.................    103,000     656,000
DeVargas, N. Guadalupe at Paseo de Peralta, Santa Fe (23%)...........     57,000*    185,000*

MAINE, TOTAL.........................................................    115,000     482,000
The Promenade, Essex at Summit, Lewiston.............................    115,000*    482,000*

                                                              (Table continued on following page)

                                                                Building
            Name and Location                                     Area    Land Area
            -----------------                                   --------  ---------
TENNESSEE, TOTAL............................................     20,000     84,000
Highland Square, Summer at Highland, Memphis................     20,000     84,000

                                   INDUSTRIAL

HOUSTON AND HARRIS COUNTY, TOTAL............................  2,509,000  5,995,000
Cannon/So. Loop Business Park, Cannon Street (75%)..........    221,000*   362,000*
Central Park North, W. Hardy Rd. at Kendrick Dr.............    155,000    465,000
Central Park Northwest VI, Central Pkwy. at Dacoma..........    175,000    518,000
Central Park Northwest VII, Central Pkwy. at Dacoma.........    104,000    283,000
Lathrop Warehouse , Lathrop St. at Larimer St...............    252,000    436,000
Little York Mini-Storage, West Little York..................     32,000*   124,000*
Navigation Business Park, Navigation At N. York.............    238,000    555,000
Park Southwest, Stancliff at Brooklet.......................     52,000    159,000
Railwood Industrial Park, Mesa at U.S. 90...................    642,000  1,634,000
South Loop Business Park, S. Loop at Long Dr................     46,000*   103,000*
Southwest Park II, Rockley Road.............................     68,000    216,000
West-10 Business Center, Wirt Rd. at I-10...................    141,000    330,000
West Loop Commerce Center, W. Loop N. at I-10...............     34,000     91,000
610 and 11th St. Warehouse, Loop 610 at 11th St.............    349,000    719,000

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL...............    144,000    425,000
River Pointe Mini-Storage, Conroe...........................     32,000*    97,000*
Nasa One Business Center, Nasa Road One at Hwy. 3, Webster..    112,000    328,000

                            MULTI-FAMILY RESIDENTIAL

HOUSTON & HARRIS COUNTY, TOTAL................................   126,000   203,000
York Townhouse Apartments, Yorktown at San Felipe (26%).......   126,000*  203,000*

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL.................    37,000    95,000
Summer Place Apartments, Hillcrest at Quill Dr., San Antonio..    37,000*   95,000*

LOUISIANA, TOTAL..............................................    41,000   132,000
Southern Oaks Apartments, Mansfield Rd., Shreveport...........    41,000*  132,000*

                                OFFICE BUILDING

HOUSTON & HARRIS COUNTY, TOTAL................................   121,000   171,000
Citadel Plaza, N. Loop 610 at Citadel Plaza Dr. ..............   121,000   171,000

                                UNIMPROVED LAND

HOUSTON & HARRIS COUNTY, TOTAL................................           6,405,000
Bissonnet at Wilcrest.........................................             798,000
Citadel Plaza at 610 N. Loop..................................             137,000
East Orem.....................................................             122,000
Hollister at Hwy. 290.........................................             260,000
Kirkwood at Dashwood Dr.......................................             322,000
Lockwood at Navigation........................................             163,000
Mesa Rd. at Tidwell...........................................             901,000
Mesa Rd. at Spikewood.........................................           1,810,000
Mowery at Cullen..............................................             118,000
Northwest Fwy. at Gessner.....................................             484,000

                                                   (Table continued on following page)

                                                  Building
             Name and Location                      Area     Land Area
            ------------------                    --------   ---------
Post Oak at Westheimer.........................                505,000
Redman at W. Denham............................                 17,000
Renwick at Gulfton.............................                 17,000
Sheldon at I-10................................                 19,000
University at Morningside......................                246,000
W. Little York at I-45.........................                322,000
W. Little York at N. Houston-Rosslyn...........                 19,000
W. Loop N. at I-10.............................                145,000

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL..                618,000
Loop 336 at I-45, Conroe.......................                 77,000
River Pointe Dr. at I-45, Conroe...............                186,000
Hillcrest, Sunshine at Quill, San Antonio......                171,000
Hwy. 3 at Hwy. 1765, Texas City................                184,000

LOUISIANA, TOTAL...............................              1,285,000
U.S. Hwy. 171 at Parish, DeRidder..............                462,000
Woodland Hwy., Plaquemines Parish (5%).........                823,000*

                           ALL PROPERTIES-BY LOCATION

GRAND TOTAL.................................... 16,271,000  71,187,000
Houston & Harris County........................  8,898,000  37,605,000
Texas (excluding Houston & Harris County)......  4,085,000  18,230,000
Louisiana......................................  1,141,000   6,006,000
Arkansas.......................................    599,000   2,252,000
Oklahoma.......................................    678,000   3,173,000
New Mexico.....................................    177,000     931,000
Arizona........................................    558,000   2,424,000
Maine..........................................    115,000     482,000
Tennessee......................................     20,000      84,000

                        ALL PROPERTIES-BY CLASSIFICATION

GRAND TOTAL.................................... 16,271,000  71,187,000
Shopping Centers............................... 13,293,000  55,858,000
Industrial.....................................  2,653,000   6,420,000
Multi-Family Residential.......................    204,000     430,000
Office Building................................    121,000     171,000
Unimproved Land................................              8,308,000
- --------
Note:  Total square footage includes 6,240,000  square feet of land leased and
       170,000 square feet of building leased from others.

* Denotes partial ownership. The Company's interest is 50% except where noted.
  The square feet figures represent the Company's proportionate ownership of the entire property.

     General. In 1994, no single property accounted for more than 3.3% of the Company's total assets or 4.1% of gross revenues. Three properties, in the aggregate, represented approximately 9.5% of the Company's gross revenues for the year ended December 31, 1994; otherwise, none of the remaining properties accounted for more than 2.4% of the Company's gross revenues during the same period. The occupancy rate for all of the Company's improved properties as of December 31, 1994 was 91.9%.

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

     Shopping Centers. As of December 31, 1994, the Company owned, either directly or through its interests in joint ventures, 141 shopping centers with approximately 13.3 million square feet of building area. The shopping centers were located predominantly in Texas with other locations in Louisiana, Oklahoma, Arkansas, Arizona, New Mexico, Maine and Tennessee.

     The Company's shopping centers are primarily community shopping centers which range in size from 100,000 to 400,000 square feet, as distinguished from small strip centers which generally contain 5,000 to 25,000 square feet and from large regional enclosed malls which generally contain over 500,000 square feet. Most of the centers do not have climatized common areas but are designed to allow retail customers to park their automobiles in close proximity to any retailer in the center. The Company's centers are customarily constructed of masonry, steel and glass and all have lighted, paved parking areas which are typically landscaped with berms, trees and shrubs. They are generally located at major intersections in close proximity to neighborhoods which have existing populations sufficient to support retail activities of the types conducted in the Company's centers.

     The Company has approximately 2,600 separate leases with over 1,900 different tenants in its portfolio, including national and regional supermarket chains, other nationally or regionally known stores (including drug stores, discount department stores, junior department stores and catalog stores) and a great variety of other regional and local retailers. The large number of locations offered by the Company and the types of traditional anchor tenants help attract prospective new tenants. Some of the national and regional supermarket chains which are tenants in the Company's centers include Albertson's, Fiesta, Jewel, Smith's Fleming Foods, H.E.B., Kroger Company, Randall's Food Markets, Rice Food Markets and Super Value Holdings. In addition to these supermarket chains, the Company's nationally and regionally known retail store tenants include Eckerd, Walgreen and Osco drugstores; Kmart and Wal-Mart discount stores; Bealls, Palais Royal and Weiner's junior department stores; Marshall's, Office Depot, 50-Off, Office Max, Baby Superstore, Ross and T.J. Maxx off-price specialty stores; Luby's, Piccadilly, Furr's and Wyatt cafeterias; Academy sporting goods; Service Merchandise catalog stores; and the following restaurant chains: Arby's, Boston Chicken, Burger King, Champ's, Church's Fried Chicken, Dairy Queen, Domino's, Jack-in-the-Box, Kentucky Fried Chicken, China Coast, Pistol Pete Pizza, CiCi Pizza, Long John Silver's, McDonald's, Olive Garden, Outback Steakhouse, Pizza Hut, Shoney's, Steak & Ale, Taco Bell, and Whataburger. The Company also leases space in 3,000 to 10,000 square foot areas to national chains such as Clothestime, The Gap, One Price Stores, Tempo, Payless Shoes (a division of the May Company) and Radio Shack.

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

     During 1994, the Company added approximately .8 million square feet to its portfolio of shopping center properties through the acquisition of properties and another .1 million square feet of space through development. The Company continued to acquire shopping center properties outside the Houston metropolitan area. Four properties representing .5 million square feet were acquired in Phoenix, Arizona. Additionally, shopping centers were added to our existing portfolio in Oklahoma City, Oklahoma, San Antonio and College Station, Texas. All of the Company's new developments for 1994 were in Houston.

     Industrial Properties. The Company currently owns a total of sixteen industrial projects, all of which are located in the greater Houston area.
These projects include 58 buildings having a total of 2.7 million square feet of building area situated on 6.4 million square feet of land. These figures include the Company's interests in three joint ventures. Major tenants of the Company's industrial properties include Advo (a leading direct mail advertising company), Pepsico's PFS division, Stone Container Corporation, Iron Mountain Records Storage and Paul Arpin Van Lines.

     Four of such buildings, containing approximately .6 million square feet of building space, are located in the Railwood Industrial Park, a master-planned industrial park in northeast Houston, which offers full utilities, loading docks and rail service in an architecturally controlled environment.

     During 1994, the Company acquired two projects representing .3 million square feet of industrial space. These properties are located in Houston and had an average occupancy of 85% at the time of the acquisition. Additionally, through a joint venture, the Company added 64,000 square feet (our 50% ownership) of mini-warehouse space. These two properties were developed, and are managed by our joint venture partner, an experienced mini-warehouse operator. The properties were completed in the third and fourth quarter of 1994.

     Office Building. The Company owns a seven-story, 121,000 square foot masonry office building with a detached, covered, three-level parking garage situated on 171,000 square feet of land fronting on North Loop 610 West in Houston. The building serves as the Company's corporate headquarters. Other than the Company, the major tenant of the building is Charter Bank, which occupies 22%.

     Multi-family Residential Properties. At December 31, 1994, the Company owned, through joint venture interests, three apartment projects located in Houston and San Antonio, Texas and Shreveport, Louisiana. The Company's percentage ownership represents approximately 283 units of the projects' aggregate 833 units. All are garden-type projects complemented by landscaping, recreational areas and adequate parking. These projects are managed by our joint venture partners, all of whom are experienced apartment operators. Subsequent to December 31, 1994, the joint venture which owned the property in Louisiana sold the project. The Company owned a 50% interest in the joint venture.

     Unimproved Land. The Company owns, directly or through its interest in joint ventures, 24 parcels of unimproved land aggregating approximately 8.3 million square feet of land area located in Texas and Louisiana. These properties include approximately 5.0 million square feet of land adjacent to certain of the Company's existing developed properties, which may be used for expansion of these developments, as well as approximately 3.3 million square feet of land, which may be used for new development. Almost all of these unimproved properties are served by roads and utilities and are ready for development. Most of these parcels are suitable for development as shopping centers, and the Company intends to emphasize the development of these parcels for such purpose.


ITEM 3.   LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or to which any of its properties is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company as of February 24, 1995.

          NAME                  AGE                      POSITION
         -----                  ---                     ----------
Stanford Alexander.......        66       Chairman/Chief Executive Officer
Martin Debrovner.........        58       President/Chief Operating Officer
Joseph W. Robertson, Jr..        47       Executive Vice President/Chief
                                           Financial Officer
Andrew M. Alexander......        38       Executive Vice President/Asset
                                           Management
Gary Cunningham..........        46       Vice President/New Development and
                                           Acquisitions
M. Candace DuFour........        44       Vice President/Acquisitions and
                                           Secretary
Johnny L. Hendrix........        37       Vice President/Leasing
Joseph W. Karp...........        43       Vice President/Operating Properties
John J. Marcisz..........        57       Vice President/Construction
Stephen C. Richter.......        40       Vice President/Financial Administration
                                           and Treasurer
Jeffrey A. Tucker........        48       Vice President/General Counsel
Steven R. Weingarten.....        37       Vice President/Leasing

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

     Mr. Debrovner became President and Chief Operating Officer of the Company on January 1, 1993. Prior to assuming such position, Mr. Debrovner served as President of Weingarten Realty Management Company (the "Management Company") since the Company's reorganization in December 1984. Prior to such time, Mr. Debrovner was an employee of the Company for 17 years, holding the positions of Senior Vice President from 1980 until March 1984, and Executive Vice President until December 1984. As Executive Vice President, Mr. Debrovner was generally responsible for the Company's operations. Mr. Debrovner is also a Trust Manager of Weingarten Properties Trust.

     Mr. Robertson is Executive Vice President of the Company and its Chief Financial Officer. Prior to becoming Executive Vice President, Mr. Robertson served as Senior Vice President and Chief Financial Officer since 1980. He has been with the Company since 1971. Mr. Robertson is also a Trust Manager of Weingarten Properties Trust, and a director of Paine Webber Retail Properties Investments, Inc.

     Mr. A. Alexander became Executive Vice President/Asset Management on January 1, 1993. Prior to his present position, Mr. Alexander was Senior Vice President/Asset Management of the Management Company. Prior to such time, Mr. Alexander was Vice President of the Management Company and, prior to the Company's reorganization in December 1984, was Vice President and an employee of the Company since 1978. Mr. Alexander has been primarily involved with leasing operations at both the Company and the Management Company. Mr. Alexander is also a Trust Manager of Weingarten Properties Trust and a director of Charter Bank Houston, N.A.

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



                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS

     The number of holders of record of the Company's Common Shares, as of February 24, 1995 was 2,690. The high and low sale prices per share of the Company's common shares, as reported on the New York Stock Exchange composite tape, and dividends per share paid for the periods indicated were as follows:

                     High      Low    Dividends
                    -------  -------  ---------
       1994:
          First...  $40 1/2  $36 3/8    $.57
          Second..   39 7/8   36 3/4     .57
          Third...   39 1/2   34 3/4     .57
          Fourth..   38 1/8   32 3/4     .57

       1993:
          First...  $44      $36 1/2    $.54
          Second..   43 5/8   37 7/8     .54
          Third...   45 1/4   40 7/8     .54
          Fourth..   43 3/4   36 1/2     .54


ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data with respect to the Company and should be read in conjunction with the Consolidated Financial Statements.

                                                      (Amounts in thousands, except per share amounts)

                                                                   Years Ended December 31,
                                                     -----------------------------------------------------
                                                       1994       1993       1992       1991       1990
                                                     ---------  ---------  ---------  ---------  ---------

Revenues (primarily real estate rentals)...........  $120,793   $103,282   $ 89,959   $ 82,645   $ 76,863
                                                     --------   --------   --------   --------   --------
Expenses:
 Depreciation and amortization.....................    26,842     23,382     21,291     19,019     17,699
 Interest..........................................    10,694     10,046     18,689     20,157     19,938
 Other.............................................    39,235     35,236     30,538     26,119     23,071
                                                     --------   --------   --------   --------   --------
   Total...........................................    76,771     68,664     70,518     65,295     60,708
                                                     --------   --------   --------   --------   --------
Income from operations.............................    44,022     34,618     19,441     17,350     16,155
Gains (loss) on sales of property and securities...      (234)     1,631      1,807        608        327
Extraordinary charge(1)............................                          (1,167)
                                                     --------   --------   --------   --------   --------
Net Income.........................................  $ 43,788   $ 36,249   $ 20,081   $ 17,958   $ 16,482
                                                     ========   ========   ========   ========   ========

Weighted average number of common
 shares outstanding................................    26,190     24,211     17,503     16,580     16,279

Net income before extraordinary charge per
 common share......................................     $1.67   $   1.50   $   1.21   $   1.08   $   1.01
Net income per common share........................     $1.67   $   1.50   $   1.15   $   1.08   $   1.01
Cash dividends per common share....................     $2.28   $   2.16   $   2.04   $   1.92   $   1.88

Property (at cost).................................  $735,134   $634,814   $540,671   $482,732   $435,457
Total assets.......................................  $682,037   $602,042   $472,303   $440,088   $415,858
Debt and convertible notes and debentures..........  $229,597   $147,652   $243,627   $280,217   $249,686

Other Data:

Funds from Operations(2):
 Net income........................................  $ 43,788   $ 36,249   $ 20,081   $ 17,958   $ 16,482
 Depreciation and amortization.....................    26,842     23,382     21,291     19,019     17,699
 (Gains) loss on sales of property and securities..       234     (1,631)    (1,807)      (608)      (327)
 Extraordinary charge(1)...........................                           1,167
                                                     --------   --------   --------   --------   --------
   Total...........................................  $ 70,864   $ 58,000   $ 40,732   $ 36,369   $ 33,854
                                                     ========   ========   ========   ========   ========

(1) Relates to prepayment penalties paid in connection with the early retirement of debt.

(2) Funds from operations do not represent cash flows from operations and should not be considered as an alternative to net income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations.

BUSINESS ENVIRONMENT

  Weingarten Realty Investors owned and operated 141 anchored shopping centers, 16 industrial properties, 3 multi-family residential projects, and one office building at December 31, 1994. Of the Company's 161 developed properties, 129 are located in Texas (including 81 in Houston and Harris County). The Company's remaining properties are located in Louisiana (11), Arizona (6), Arkansas (6), Oklahoma (4), New Mexico (3), Maine (1) and Tennessee (1). The Company has over 2,600 leases and 1,900 different tenants. Leases for the Company's properties range from less than a year for smaller spaces to over twenty five years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The Company's revenues and occupancy rates are directly affected by the square footage leased and the business environment and conditions of the markets in which the Company owns and operates its properties. The Company's results of operations are also significantly affected by the property operating expenses, cost of capital and acquisition and development of additional properties. Following is a summary of selected key indicators (in thousands, except for percentages):

                                                         1994       1993       1992
                                                       ---------  ---------  ---------
 Rental revenues.....................................  $112,233   $ 95,791   $ 85,178
 Occupancy rate......................................        92%        92%        93%
 Square footage leased...............................    14,956     13,802     12,479
 Renewal rental rate increase........................       5.7%       1.8%       2.4%

 Property--at cost...................................  $735,134   $634,814   $540,671
 Property acquisitions and new development--at cost..  $100,458   $ 91,008   $ 61,872
 Building square footage:
   Acquisitions and new development..................     1,302      1,483      1,119
   Total.............................................    16,271     14,994     13,467

 Debt (weighted average):
   Outstanding.......................................  $181,595   $138,323   $267,727
   Interest rate.....................................       6.8%       8.1%       7.8%

  The Company considers the renewal rental rate as one of the best indicators for changes in overall rental rates for the Company's properties. The rate presented herein is the percentage change in the weighted average rental rate for shopping center space renewed by existing non-anchor tenants. Renewals of anchor tenants are excluded from the computation, because their leases are of a much longer term (and therefore, generally result in significant increase upon renewal) and the extensive space leased by anchors could significantly skew the overall average rate.

  The 1994 economic performance of the southwestern United States in which the Company has its primary operations improved over 1993; however, this improvement still generally lagged the national economy. The overall economic conditions of these areas can be illustrated through increases in total retail sales (as distinguished from same store sales), and leading economic indicators as published:

                                          1994   1993
                                          -----  -----
 Total retail sales for:
   United States........................   7.7%   6.3%
   Houston..............................   5.6%   1.0%
   Texas................................   7.3%   4.3%

(Source:  U.S. Department of Commerce)

 Leading economic indicators for:
   United States........................   3.6%   3.8%
   Houston..............................   4.9%   3.2%
   Texas................................   6.2%   5.0%

(Source:  Texas Perspective, Inc.)

ACQUISITION AND NEW DEVELOPMENT ACTIVITIES

  Since occupancy rates have remained constant and rental rates have only shown modest increases in the past three years, increases in revenues are mainly due to the acquisition and new development of additional properties. Such activities had the following effects (in thousands) on the Company's rental revenues from:

                                      1994     1993     1992
                                    --------  -------  -------
 Base property                      $ 84,816  $81,415  $81,077
 Acquired and developed property      27,417   14,376    4,101
                                    --------  -------  -------
   Total                            $112,233  $95,791  $85,178
                                    ========  =======  =======


  In the above schedule, "base property" includes property acquired or developed before 1992 and "acquired and developed property" includes property acquired or developed during 1992 through 1994.

RESULTS OF OPERATIONS

  Rental revenues increased by 17.2% or $16.4 million from $95.8 million in 1993 to $112.2 million in 1994 and by 12.4% or $10.6 million from $85.2 million in 1992 to $95.8 million in 1993. Of these increases, property acquisitions and new development contributed $13.0 million in 1994 and $10.3 million in 1993. Since occupancy rates have remained consistent during the periods, the remaining portion of these increases is due primarily to increased rental rates obtained from re-leasing and renewals of existing space.

  Interest income was $3.4 million in 1992, $5.3 million in 1993 and $5.8 million in 1994. This increased income is mainly the result of investing approximately $50 million of excess funds from a stock offering in March 1993 in marketable debt securities.

  Equity in earnings of real estate joint ventures and partnerships has increased from $.7 million in 1992 to $1.1 million in 1993 to $1.3 million in 1994. These increases are the result of additional investment in entities accounted for under the equity method. Other income increased from $.6 million in 1992 to $1.1 million in 1993 to $1.5 million in 1994. These increases were primarily due to lease cancellation income.

  Direct costs and expenses of operating the Company's properties (i.e., depreciation and amortization, operating and ad valorem tax expenses) increased from $47.3 million in 1992 to $53.6 million in 1993 to $61.6 million in 1994. These increases are primarily due to property acquired and developed during these periods. Overall, direct operating costs and expenses as a percent of rental revenues have remained relatively constant at 56% in 1992 and 1993 and 55% in 1994.

  Interest incurred on debt outstanding during the periods increased from $11.2 million in 1993 to $12.4 million in 1994. This increase was due to an increase in the weighted average debt outstanding from $138.3 million in 1993 to $181.6 million in 1994, offset partially by a decrease in the weighted average interest rate of 8.1% in 1993 to 6.8% in 1994. Interest expense increased in 1994 by only $.6 million due to the decrease in the average interest rate mentioned above and an increase in the amount of interest capitalized as a result of additional projects under development during 1994. Interest incurred on debt outstanding decreased from $20.7 million in 1992 to $11.2 million for 1993.
This decrease was due almost entirely to a decrease of $129.4 million in the weighted average amount of debt outstanding as a result of the use of proceeds from a public offering of common shares that were used to reduce debt and the conversion of all the Company's convertible debt during 1993. The Company capitalized $.9 million less interest in 1993 than in 1992 due to reduced levels of development in 1993. As a result, interest expense decreased from $18.7 million in 1992 to $10.0 million in 1993.

  The majority of the change in gains (loss) on sales of property and securities from 1993 to 1994 related to the gains realized in 1993 as a result of fires at two of the Company's properties; there were no similar occurrences in 1994. The fires had no material impact on the Company's earnings for 1993 or 1994. The $1.8 million gain in 1992 was the result of selling the Company's investment in government backed debt securities and two small tracts of undeveloped land. Additionally, the Company had a $1.2 million extraordinary charge for the early retirement of debt in 1992; no such charges occurred in 1993 or 1994.

  As a result of these changes, net income increased from $20.1 million in 1992 to $36.2 million (an 80.1% increase) in 1993 to $43.8 million (a 21.0% increase) in 1994. Net income per common share increased from $1.15 in 1992 to $1.50 (a 30.4% increase) in 1993 to $1.67 (an 11.3% increase) in 1994.

FUNDS FROM OPERATIONS

  The Company considers funds from operations (defined by the National Association of Real Estate Investment Trusts as net income plus depreciation and amortization, less gains (loss) on sales of property and securities) to be an alternate measure of the performance of any equity REIT since such measure does not recognize depreciation and amortization expenses as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. Funds from operations do not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

  Funds from operations increased to $70.9 million in 1994 compared to $58.0 million in 1993 and $40.7 million in 1992. The majority of the increase relates to the impact of the Company's acquisitions and new development programs. For further information on the changes between years, see "Results of Operations" above.


CAPITAL RESOURCES AND LIQUIDITY

  The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments as well as dividend payments in accordance with REIT requirements, and that cash on hand, borrowings under its existing credit facilities, the use of corporate and project financing, as well as other debt and equity alternatives will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows increased to $65.5 million for 1994 from $57.6 million for 1993 and $38.3 million for 1992.

  Cash dividends increased to $59.7 million in 1994, compared to $52.3 million in 1993 and $36.2 million in 1992. The Company satisfied its REIT requirement of distributing at least 95% of ordinary taxable income for each of the three years ending December 31, 1994 and, accordingly, federal income taxes were not provided in these years. The Company's dividend payout ratio for 1994 and 1993 approximated 84.2% and 90.2% of the 1994 and 1993 funds from operations (defined as net income plus depreciation and amortization, less gains (loss) on sales of property and securities), respectively. Recently, the Company's Board of Trust Managers approved an increase in the quarterly dividend per common share from $.57 to $.60.

  In 1994, the Company continued to expand its portfolio of income-producing properties. This growth resulted from acquisitions of existing properties, both shopping centers and industrial property, and development of new shopping centers. The Company added, in millions, $100.5, $91.0 and $61.9 of new property during 1994, 1993 and 1992, respectively.

  Total debt outstanding at December 31, 1994 was $229.6 million compared to $147.7 million at December 31, 1993, and $243.6 million at December 31, 1992. In 1994, the Company increased total debt $81.9 million primarily to fund the acquisition and new development programs. Three of the Company's acquisitions were financed, in part, through the assumption of $13.4 million of debt with interest rates ranging from 7.5 to 9.75%. The remainder of the purchase price of the acquisitions was financed through the use of revolving credit debt and the issuance of 300,000 common shares.

  Following is the percentage of the Company's debt to equity and debt to total capitalization as of December 31:

                                                      1994   1993   1992
                                                      -----  -----  -----
      Debt to equity                                    54%    35%  59%*
      Debt to total market (equity) capitalization      19%    13%  26%
      ---------
      * Excludes convertible debentures and notes which were converted to equity in 1993.

  During 1994, the Company replaced its two existing secured bank revolving credit agreements totaling $100 million with a new syndicated bank agreement. This new $150 million revolver, in addition to being unsecured, is also at a more favorable rate. The agreement has an initial three year term with an annual option to request a one year extension. The Company is currently negotiating with the syndicate to increase the amount available under the credit agreement.

  At December 31, 1994, the Company had approximately $63 million of funds available to support the growth of the Company. These funds were available through a combination of $4 million available under the revolving line of credit,

$29 million of unencumbered government debt securities and a $30 million closed but unfunded loan from an insurance company.

  In 1993, the Company had reduced total debt by calling all $123 million of outstanding convertible note and debenture issues. The issues were converted into 3.9 million common shares, all of which had a beneficial anti-dilutive effect on earnings per share. During March 1993, the Company raised $113 million of new capital through an equity offering of 2.8 million common shares. Although a large portion of these proceeds was initially used to reduce short-term revolving credit debt, the proceeds were ultimately the primary source of the Company's capital needs for the year. Approximately $91.0 million was invested in new assets, consisting of acquisitions totaling 1.3 million square feet, the development of new shopping centers and capital improvements to existing properties.


EFFECTS OF INFLATION

  The rate of inflation was on the rise in 1994, but was inconsequential to the Company's operations. The Company has structured its leases, however, in such a way as to remain largely unaffected should significant inflation occur. Most of the leases contain percentage rent provisions with the Company to receive rentals based on the tenants' gross sales. Many leases provide for increasing minimum rentals during the terms of the leases through escalation provisions.
In addition, many of the Company's leases are for terms of less than ten years, which allows the Company to adjust rentals to changing market conditions when the leases expire. Most of the Company's leases require the tenant to pay a large portion of operating expenses. As a result of these lease provisions, increases due to inflation, as well as tax rate increases which are usually anticipated to occur, generally do not have a significant adverse effect upon the Company's operating results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

Weingarten Realty Investors:

  We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors as of December 31, 1994 and 1993, and the related statements of consolidated income and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weingarten Realty Investors at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Houston, Texas
February 22, 1995

                       STATEMENTS OF CONSOLIDATED INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 Years Ended December 31,
                                                               ----------------------------
                                                                 1994       1993     1992
                                                               ---------  --------  -------
Revenues:
 Rentals.....................................................  $112,233   $ 95,791  $85,178
 Interest (including amounts from related parties of $2,478
   in 1994, $3,020 in 1993 and $2,340 in 1992)...............     5,761      5,341    3,428
 Equity in earnings of real estate joint ventures and
   partnerships..............................................     1,330      1,093      736
 Other.......................................................     1,469      1,057      617
                                                               --------   --------  -------

      Total..................................................   120,793    103,282   89,959
                                                               --------   --------  -------

Expenses:
 Depreciation and amortization...............................    26,842     23,382   21,291
 Operating...................................................    19,368     17,348   14,600
 Ad valorem taxes............................................    15,433     12,887   11,372
 Interest....................................................    10,694     10,046   18,689
 General and administrative..................................     4,434      5,001    4,566
                                                               --------   --------  -------

      Total..................................................    76,771     68,664   70,518
                                                               --------   --------  -------

Income from Operations.......................................    44,022     34,618   19,441
Gains (Loss) on Sales of Property and Securities.............      (234)     1,631    1,807
                                                               --------   --------  -------
Income Before Extraordinary Charge...........................    43,788     36,249   21,248
Extraordinary Charge (penalty for early retirement of debt)..                         1,167
                                                               --------   --------  -------

Net Income...................................................  $ 43,788   $ 36,249  $20,081
                                                               ========   ========  =======

Per Common Share:
 Income Before Extraordinary Charge..........................     $1.67      $1.50    $1.21
                                                               ========   ========  =======
 Net Income..................................................     $1.67      $1.50    $1.15
                                                               ========   ========  =======

Weighted Average Number of Common Shares Outstanding.........    26,190     24,211   17,503
                                                               ========   ========  =======

                See Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            December 31,
                                                                       ----------------------
                                                                          1994        1993
                                                                       ----------  ----------
                        ASSETS

Property.............................................................  $ 735,134   $ 634,814
Accumulated Depreciation.............................................   (191,427)   (168,405)
                                                                       ---------   ---------
 Property - net......................................................    543,707     466,409
Investment in Real Estate Joint Ventures and Partnerships............      9,442       9,542
                                                                       ---------   ---------
   Total.............................................................    553,149     475,951
Mortgage Bonds and Notes Receivable from:
 Affiliate (net of deferred gain of $16,235).........................     25,112      24,914
 Real Estate Joint Ventures and Partnerships.........................     13,590      10,090
Marketable Debt Securities (Held-to-Maturity)........................     49,906      51,405
Unamortized Debt and Lease Costs.....................................     16,997      15,038
Accrued Rent and Accounts Receivable (net of allowance for doubtful
 accounts of $1,007 in 1994 and $938 in 1993)........................     14,367      13,880
Cash and Cash Equivalents............................................      3,295       3,226
Other................................................................      5,621       7,538
                                                                       ---------   ---------

                  Total..............................................  $ 682,037   $ 602,042
                                                                       =========   =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Debt.................................................................   $229,597    $147,652
Accounts Payable and Accrued Expenses................................     26,512      22,975
Other................................................................      2,535       4,328
                                                                        --------    --------

       Total.........................................................    258,644     174,955
                                                                        --------    --------

Commitments and Contingencies

Shareholders' Equity:
 Preferred Shares of beneficial interest - par value, $0.03 per share;
   shares authorized: 10,000; shares issued or outstanding: none
 Common Shares of beneficial interest - par value, $0.03 per share;
   shares authorized:  150,000; shares issued and outstanding:
   26,368 in 1994 and 25,972 in 1993.................................        791         779
 Capital surplus.....................................................    422,602     426,308
                                                                        --------    --------
       Shareholders' equity..........................................    423,393     427,087
                                                                        --------    --------

                  Total..............................................   $682,037    $602,042
                                                                        ========    ========

               See Notes to Consolidated Financial Statements.

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                     Years Ended December 31,
                                                                 --------------------------------
                                                                   1994        1993       1992
                                                                 ---------  ----------  ---------
Cash Flows from Operating Activities:
 Net Income....................................................  $ 43,788   $  36,249   $ 20,081
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.............................    26,842      23,382     21,291
     Real estate joint ventures and partnerhsips:
       Equity in earnings......................................    (1,330)     (1,093)      (736)
       Cash distributions......................................     1,238         904        606
     (Gains) loss on sales of property and securities..........       234      (1,631)    (1,807)
     Prepayment penalties associated with early retirement of
      debt.....................................................                            1,167
     Amortization of direct financing leases...................       585         920        502
     Net effect of changes in operating accounts...............    (5,883)     (1,222)    (2,830)
     Other, net................................................        69         132
                                                                 --------   ---------   --------

       Net cash provided by operating activities...............    65,543      57,641     38,274
                                                                 --------   ---------   --------

Cash Flows from Investing Activities:
 Property acquisitions and development.........................   (75,685)    (91,008)   (47,322)
 Notes receivable:
   Advances....................................................    (6,557)     (3,775)    (8,570)
   Collections.................................................     2,694       3,423      2,582
 Proceeds from sales and disposition of property...............     3,063       1,741      1,822
 Proceeds from sales of marketable debt securities.............                32,612     18,632
 Purchase of marketable debt securities........................               (84,718)
 Investment in real estate joint ventures and partnerships.....      (249)     (2,803)    (2,216)
 Other.........................................................     2,519       1,213      1,523
                                                                 --------   ---------   --------

       Net cash used in investing activities...................   (74,215)   (143,315)   (33,549)
                                                                 --------   ---------   --------

Cash Flows from Financing Activities:
 Proceeds from issuance of:
   Debt........................................................   145,251      71,834     42,042
   Common Shares of beneficial interest........................       410     113,190     64,210
 Principal payments of debt....................................   (76,527)    (44,837)   (74,562)
 Dividends paid................................................   (59,735)    (52,345)   (36,180)
 Other, net....................................................      (658)        (94)    (1,176)
                                                                 --------   ---------   --------

       Net cash provided by (used in) financing activities.....     8,741      87,748     (5,666)
                                                                 --------   ---------   --------

Net increase (decrease) in cash and cash equivalents...........        69       2,074       (941)
Cash and cash equivalents at January 1.........................     3,226       1,152      2,093
                                                                 --------   ---------   --------

Cash and cash equivalents at December 31.......................  $  3,295   $   3,226   $  1,152
                                                                 ========   =========   ========

                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Operations of Weingarten Realty Investors, a Texas business trust, consist of one business segment--acquiring, developing and leasing of real estate, primarily community shopping centers, in Texas and throughout the southwestern part of the United States. The Company currently operates and intends to operate in the future as a real estate investment trust ("REIT").

  Consolidated financial statements include the accounts of the Company, its subsidiaries and its interest in 50% or more-owned joint ventures and partnerships. All significant intercompany balances and transactions have been eliminated. Joint ventures, effectively owned more than 20%, but less than 50%, are accounted for using the equity method.

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

  Marketable debt securities (held-to-maturity), consisting of U. S. government agency guaranteed pass-through certificates and U.S. Treasury Notes, are carried at amortized cost. Premiums and discounts are amortized (accreted) to operations over the estimated remaining lives of the mortgage-backed securities using the constant yield method.

  Unamortized debt and lease costs are amortized primarily on a straight-line basis over the terms of the debt and over the lives of leases, respectively.

  Rental revenue is generally recognized on a straight-line basis over the life of the lease for operating leases and over the lease terms using the interest method for direct financing leases. Contingent rentals (payments for taxes, maintenance and insurance by the lessees and for an amount based on a percentage of the tenants' sales) are estimated and accrued over the lease year.

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

  Reclassifications have been made to prior years' amounts to conform with the current year presentation.

NOTE 2.    DEBT
  The Company's debt consists of the following:

                                                                       December 31,
                                                                    ------------------
                                                                      1994      1993
                                                                    --------  --------

     Permanent trust-deed and mortgage notes payable to 2014
      at 6.0% to 10.5%, primarily with insurance companies........  $ 53,036  $ 41,066
     Notes payable under revolving credit agreement...............   145,000    40,350
     Reverse repurchase agreements, due daily and collateralized
      by $31.9 million of marketable debt securities..............    16,200    51,826
     Industrial revenue bonds to 2014 at 5.7% to 6.8% at
      December 31, 1994...........................................     7,772     7,899
     Obligations under capital leases.............................     6,048     6,119
     Other........................................................     1,541       392
                                                                    --------  --------

         Total....................................................  $229,597  $147,652
                                                                    ========  ========

  At December 31, 1994, the variable interest rate for notes payable under the revolving credit agreement and the reverse repurchase agreement was 6.8% and 6.7%, respectively. The weighted average interest rate for the Company's short term debt for 1994 was 4.4%.


  The Company's debt can be summarized as follows:

                                                              December 31,
                                                           ------------------
                                                             1994      1993
                                                           --------  --------

      As to interest rate:
       Fixed rate debt (including amounts fixed through
         interest rate swaps)............................  $102,278  $ 87,577
       Variable rate debt................................   127,319    60,075
                                                           --------  --------

           Total.........................................  $229,597  $147,652
                                                           ========  ========

      As to collateralization:
       Secured debt......................................  $ 84,284  $147,439
       Unsecured debt....................................   145,313       213
                                                           --------  --------

           Total.........................................  $229,597  $147,652
                                                           ========  ========

  Scheduled principal payments on the Company's debt (excluding $145.0 million potentially due under the Company's revolving credit agreement in 1997 and $16.2 million of reverse repurchase agreements) are due during the following years:


               1995...............  $ 9,410
               1996...............    1,253
               1997...............      770
               1998...............      840
               1999...............      720
               2000 through 2004..   41,087
               2005 through 2009..    4,627
               Thereafter.........    3,642

  Certain debt is collateralized by various direct financing leases or other property and current and future rentals from these leases and properties. At December 31, 1994 and 1993, the carrying value of such property aggregated $257 million and $328 million, respectively.

  The Company has an unsecured $150 million revolving credit agreement with a bank syndication (the "Banks"). Although the agreement expires in November 1997, the Company has an annual option to request a one year extension of the agreement. Unless all of the banks in the syndication agree to the requested extension by the Company, the agreement expires on the scheduled date and all loans outstanding under the credit agreement are payable on the agreement's expiration. The Company intends to request an extension of the agreement in 1995 and expects that the Banks will agree to their request. During 1994, the maximum balance and weighted average balance outstanding under this agreement was $145 million and $98 million, (at 6.3%) respectively. The revolving credit agreement is subject to normal banking terms and conditions and does not adversely restrict the Company's operations or liquidity.

  The Company made cash payments for interest on debt, net of amounts capitalized, of $10.1 million in 1994, $9.4 million in 1993 and $18.3 million in 1992.

  Various debt agreements contain restrictive covenants, the most restrictive of which requires the Company to produce annual consolidated distributable cash flow, as defined by the agreements, of not less than 250% (2.5 times) of interest payments, to limit the payment of dividends to no more than 100% of the Company's annual consolidated cash flow, to limit short term debt (as defined) to the greater of 33% of total debt or $200 million and uncollateralized assets must be at least 150% of unsecured debt. Management believes that the Company is in compliance with all restrictive covenants.

  In October 1992, the Company purchased three interest rate swap contracts with an aggregate notional amount of $40 million. Such contracts, which expire through 2004, have been outstanding since their purchase. The Company intends to hold such contracts through their expiration date and to use them as a means of fixing a portion of the Company's variable rate debt. The interest rate swaps have an effective interest rate of 8.1%. The difference between the interest received and paid on the interest rate swaps is recognized as interest expense as incurred. The interest rate swaps increased interest expense and decreased net income as follows, in millions: $1.4 in 1994, $1.9 in 1993 and $.3 in 1992. The interest rate swaps increased the average interest rate for the Company's debt by the following amounts: .8% for 1994, 1.3% for 1993 and .1% for 1992. The Company currently has no financial exposure, in the unlikely event of default by the counterparty, because the Company has paid a higher rate of interest than it has received under these agreements.

Note 3.    PROPERTY

  The Company's property consists of the following:

                                                  December 31,
                                               ------------------
                                                 1994      1993
                                               --------  --------
     Land....................................  $121,773  $110,704
     Land under development..................    50,537    38,966
     Buildings and improvements..............   539,862   466,938
     Construction in-progress................    13,111     7,771
     Property under direct financing leases..     9,851    10,435
                                               --------  --------

         Total...............................  $735,134  $634,814
                                               ========  ========

  The following carrying charges were capitalized:

                              December 31,
                         ----------------------
                          1994    1993    1992
                         ------  ------  ------
     Interest..........  $1,670  $1,114  $2,025
     Ad valorem taxes..     625     193     196
                         ------  ------  ------

         Total.........  $2,295  $1,307  $2,221
                         ======  ======  ======

NOTE 4.  LEASING OPERATIONS

 Leasing Arrangements

  The Company's lease terms range from less than one year for smaller tenant spaces to thirty-five years for larger tenant spaces. In addition to minimum lease payments, most of the leases provide for contingent rentals.

 Rentals under Operating Leases

  Future minimum rental income from non-cancelable operating leases at December 31, 1994, in millions, is: $83.3 in 1995; $73.5 in 1996; $63.0 in 1997; $54.5
in 1998; $46.4 in 1999 and $349.4 thereafter. The future minimum rental amounts do not include estimates for contingent rentals. Such contingent rentals, in millions, aggregated $24.6 in 1994, $21.4 in 1993 and $19.5 in 1992.

 Property under Direct Financing Leases

  Leases that are, in substance, the financing of an asset purchase by the party leasing the property are recorded as property under direct financing leases.
The Company, in its capacity as lessor, has removed the leased property from the books and recorded the future lease payments receivable using the following components:

                                                        December 31,
                                                     -------------------
                                                       1994      1993
                                                     --------  ---------
     Total minimum lease payments to be received...  $17,405   $ 19,280
     Estimated residual values of leased property..    1,991      2,224
     Unearned income...............................   (9,545)   (11,069)
                                                     -------   --------

          Property under direct financing leases...  $ 9,851   $ 10,435
                                                     =======   ========

  The Company recognized rental revenue from direct financing leases as follows, in millions: $1.5 in 1994; $1.6 in 1993 and $2.0 in 1992. At December 31,
1994, minimum lease payments to be received in each of the five succeeding years, in millions, are: $1.9 in 1995; $1.8 in 1996 and 1997; $1.7 in 1998 and
$1.5 in 1999. The future minimum lease payments do not include amounts for contingent rentals; contingent rental income on properties leased under direct financing leases, in millions, was $.8 in 1994, $.6 in 1993 and $.8 in 1992.


NOTE 5.   LEASE COMMITMENTS

 Operating Leases

  The Company leases land and a shopping center from the owners, and then subleases these properties to other parties. Future minimum rentals under these operating leases, in millions, are: $1.4 in 1995; $1.3 in 1996; $1.2 in 1997 and 1998; $1.1 in 1999 and $14.9 thereafter.

  Future minimum rental payments on these leases have not been reduced by future minimum sublease rentals aggregating $15.7 million through 2017 that are due under various non-cancelable subleases. Rental expense (including insignificant amounts for contingent rentals) for operating leases aggregated, in millions:
$1.6 in 1994; $1.6 in 1993 and $1.5 in 1992. Sublease rental revenue (excluding amounts for improvements constructed by the Company on the leased land) from these leased properties were as follows, in millions: $2.1 in 1994; $2.0 in 1993 and $1.6 in 1992.

 Capital Leases

  Leases which transfer substantially all of the risks and benefits of ownership associated with the underlying property to the Company are considered capital leases, and the present value of the required lease payments are recorded as property and the related debt is recorded as obligations under capital leases. The debt is amortized as each lease payment is made. Property under capital leases, consisting of a shopping center aggregating $6.5 million, is included in buildings and improvements at December 31, 1994 and 1993.

  Future minimum lease payments under these capital leases total $12.2 million, with annual payments due of $.6 million in 1995 through 1999, and $9.3 million thereafter. The amount of these total payments representing interest is $6.1 million. Accordingly, the present value of the net minimum lease payments is $6.0 million at December 31, 1994.

  The Company subleases this property to other parties. The minimum lease payments discussed above have not been reduced by minimum sublease rentals aggregating $3.2 million due under non-cancelable subleases. Minimum sublease rentals do not include estimates for contingent rentals that aggregated approximately $.2 million in 1994, 1993, and 1992.


NOTE 6.   RELATED PARTY TRANSACTIONS

  The Company and Weingarten Realty Management Company (the "Management Company") were related parties during 1992 because the Management Company was owned by directors and shareholders of the Company. As the Company had only a few employees, its operations were primarily performed by employees of the Management Company through a contract to lease, manage and develop the Company's properties. The Company and WRI Holdings, Inc. ("Holdings") are related parties because they share certain directors and are under common management. See Note 8 for related party information about Holdings.

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

  The Management Company charged the Company fees aggregating $8.0 million for 1992, in connection with services rendered under the management contract. Fees paid under the management contract were generally based upon a specified percent of revenues, minimum lease rentals of space leased and costs incurred for acquisition, construction and development of the Company's properties.

  The Company owns an interest in several joint ventures and partnerships.
Notes receivable from these entities bear interest at 4.0% to 10.5% at December 31, 1994 and are due at various dates through 2020. The Company recognized interest income on these notes aggregating, in millions: $.9 in 1994; $1.0 in 1993 and $.7 in 1992.

  Texas Commerce Bank National Association ("TCB") is a significant participant in and the agent for the Banks that provide the Company's $150 million syndicated revolving credit agreement. The Company and TCB have two common directors.


NOTE 7.   COMMITMENTS AND CONTINGENCIES

  The Company was contingently liable at December 31, 1994 for $1.2 million of notes payable executed by various joint ventures and partnerships.

  The Company is committed to lend Holdings an additional $5.2 million. The Company remains contingently liable for $.9 million of notes payable by Hospitality Venture which were transferred to Holdings in 1988.

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

  In connection with the acquisition of certain property in exchange for the Company's common shares in 1994, the Company entered into an agreement with the seller under which the Company essentially guarantees that its shares would exceed a specified value on a certain future date. If the shares' market value does not exceed the threshold specified in the agreement, the Company has the option to pay the seller the difference in cash, issue additional shares (based upon the then market value of the shares) for the difference or settle the difference by a combination of paying cash and issuing shares. The Company has the option to settle the agreement in June 1996, December 1996 or June 1997. If the Company had settled this agreement at December 31, 1994, the cash settlement amount would have been $1.5 million or a maximum of 40,561 shares would have been issued. The settlement amount would be considered additional consideration paid for the property, and would have been included in the basis of the property, provided such additional basis would not make the carrying value of the property exceed its fair market value.


NOTE 8.   INVESTMENT IN MORTGAGE BONDS AND NOTES RECEIVABLE FROM AN AFFILIATE

  Concurrent with the Company being organized as a REIT in 1984, certain property and investments in joint ventures, which were considered to be incompatible with a REIT's operation and $3.5 million were transferred to Holdings in exchange for $26.8 million of mortgage bonds. The transfer price for the assets was based upon independent appraisals. The appraised values exceeded the Company's carrying value of the assets; however, because Holdings is a related party, the gain of $17.3 million was deferred by the Company. Holdings currently owns three investments: a 50% interest in Hospitality Venture, which owns and operates eight motor hotels in Florida and Alabama ("Hospitality"); unimproved land in a multi-use land development north of Houston ("River Pointe") and unimproved land in a major industrial park in Houston ("Railwood").

  The mortgage bonds and notes receivable from Holdings, and related deferred gain, were as follows:


                                                                                 December 31,
                                                                             --------------------
                                                                               1994       1993
                                                                             ---------  ---------

   Hospitality mortgage bonds, bearing interest at the greater of 16% or
     11% of gross receipts (as defined), due 2004 and collateralized by
     an interest in Hospitality Venture....................................  $ 15,982   $ 15,982
   Railwood mortgage bonds, bearing interest at 16% (payable at 10%),
     due 2004 and collateralized by unimproved land........................     6,223      6,223
   River Pointe mortgage bonds, bearing interest at 16% (payable at 10%),
     due 1995 and collateralized by unimproved land........................     3,150      3,150
                                                                             --------   --------

          Total............................................................    25,355     25,355

   River Pointe development notes receivable, bearing interest at prime rate plus 1% (9.5% at December 31, 1994), due December 1995
     and collateralized by unimproved land.................................    10,612      9,907
   Hospitality Venture note receivable under a credit agreement, bearing interest at prime rate plus 1% (9.5% at December 31, 1994), due
     August 1995 and collateralized by property............................       350      2,200
   Note receivable, bearing interest at prime rate plus 1% (9.5% at
     December 31, 1994), due June 1996 and collateralized by an interest
     in Hospitality Venture................................................     5,030      3,687
                                                                             --------   --------

          Total............................................................    41,347     41,149
   Unrecognized portion of the deferred gain...............................   (16,235)   (16,235)
                                                                             --------   --------

               Net investment..............................................  $ 25,112   $ 24,914
                                                                             ========   ========

  Before 1988, Holdings was current on the payments of all interest; accordingly, the Company had recognized interest income on all the Holdings debt at the stated interest pay rates. During the fourth quarter of 1988, Holdings' cash flow and capital resources became insufficient to meet the full interest requirements on the mortgage bonds. The accrual of interest income on the River Pointe and Railwood mortgage bonds has been suspended and interest income on the Hospitality mortgage bonds has been limited to Holdings' pro rata share of cash flow from Hospitality Venture. Interest income from the mortgage bonds and notes receivable recognized by the Company for financial reporting purposes, in millions, aggregated $1.6 for 1994, $2.1 for 1993 and $1.6 for 1992. At December 31, 1994 and 1993, accrued interest receivable from Holdings was $.2 million and $.4 million, respectively.

  The Company had an unrecorded receivable for interest of $28.6 million and $22.3 million at December 31, 1994 and 1993, respectively. Of these amounts, $6.0 million and $5.4 million represent the difference between the accrual rate and the pay rate on the Railwood and River Pointe mortgage bonds at 1994 and 1993, respectively. Interest income not recognized by the Company for financial reporting purposes aggregated, in millions, $6.3, $5.2 and $4.9 for 1994, 1993 and 1992, respectively.

  Management of the Company believes that the fair market value of the security collateralizing debt from Holdings is greater than the net investment in such debt (cost less related deferred gain) and that there would not be a charge to operations if the Company were to foreclose on the debt. If foreclosure were required, the net investment in such debt would become the Company's basis of
the repossessed assets.   However, the Company does not currently anticipate
foreclosure on Holdings' properties due to certain restrictions imposed on such assets in connection with the Company's REIT status. The Company's management presently does not believe that the net investment in the mortgage bonds and notes receivable from Holdings has been impaired nor that a reserve for any such impairment is currently required.


NOTE 9.  FEDERAL INCOME TAX CONSIDERATIONS

  Federal income taxes are not provided because the Company believes it qualifies as a REIT under the provisions of the Internal Revenue Code. Shareholders of the Company include their proportionate taxable income in their individual tax returns. As a REIT, the Company must distribute at least 95% of its ordinary taxable income to its shareholders and meet certain income source and investment restriction requirements.

  Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of interest, ad valorem taxes, depreciation, rental revenue, pension expense and installment gains on sales of property. As a result of these differences, the book value of the Company's net assets exceeds its tax basis by $30.8 million at December 31, 1994. Such differences of books over (under) tax are primarily due to the following, in millions: $50.6 for property basis and depreciation and ($19.1) for additional interest income recognized for tax purposes on Holdings' debt.

  For federal income tax purposes, the cash dividends distributed to shareholders are characterized as follows:

                                                   1994    1993    1992
                                                  ------  ------  ------

     Ordinary Income............................   94.0%   86.9%   83.3%
     Return of capital (generally non-taxable)..    5.0    10.2    11.5
     Long-term capital gains....................    1.0     2.9     5.2
                                                  -----   -----   -----

          Total.................................  100.0%  100.0%  100.0%
                                                  =====   =====   =====


NOTE 10.  SHARE OPTIONS AND AWARDS

  The Company has an incentive Share Option Plan (the "Plan") which expires in December 1997. During 1991, the Company amended the Plan to add awards of shares of beneficial interest, at nominal cost to the recipient, in addition to options. The Plan provides options and awards for a maximum of 500,000 common shares. The Company has an additional share option plan which grants 100 share options to every employee of the Company, excluding executive officers, upon completion of each five year interval of service. This plan, which expires in 2002, provides options for a maximum of 100,000 common shares. For both of the share option plans, options are granted to employees of the Company at an exercise price equal to the quoted fair market value of the common shares on the date the options are granted. All options and awards that are granted expire upon termination of employment or ten years from the date of the grant.

  Following is a summary of the option activity of the Plans for the three years ended December 31, 1994:

                                        Shares          Option
                                        Under           Price
                                        Option        Per Share
                                       --------    ----------------

     Outstanding, January 1, 1992....  108,275     $19.50 -- $25.00
       Granted.......................  159,500      31.00 --  34.00
       Cancelled.....................   (1,500)     25.00
       Exercised.....................  (37,950)     19.50 --  25.00
                                       -------

     Outstanding December 31, 1992...  228,325      19.50 --  34.00
       Granted.......................   11,700      36.88 --  44.00
       Exercised.....................  (11,425)     19.50 --  36.88
                                       -------

     Outstanding, December 31, 1993..  228,600      19.50 --  44.00
       Granted.......................  552,150      33.00 --  40.50
       Cancelled.....................  (15,000)     31.00 --  41.50
       Exercised.....................  (18,500)     19.50 --  31.00
                                       -------

     Outstanding, December 31, 1994..  747,250      19.50 --  44.00
                                       =======


  At December 31, 1994, 140,034 common shares were available for the future grant of options or awards and options for 159,933 shares were exercisable.

  On January 3, 1994, the Company issued 62,900 restricted shares and granted 434,400 share options under a compensatory Incentive Share Plan for key officers of the Company. This plan, which expires in 2003, provides for a total of 500,000 shares, either in the form of restricted shares or options. The restricted shares generally vest over a ten year period, with potential acceleration of vesting due to appreciation in the market value of the Company's shares. The share options vest over a five year period beginning two years after the date of grant. Share options were granted at the market price on the date of grant. The Company recognized $.2 million in compensation expense during 1994 relating to the restricted shares.

  During 1991, 56,000 shares of beneficial interest were granted as awards to certain key officers of the Company and the Management Company. All of these common shares had vested and were issued at December 31, 1994. Compensation expense relating to the share awards aggregated, in millions, $.5 in 1994, $.6 in 1993 and $.4 in 1992.

NOTE 11.  CHANGES IN OPERATING ACCOUNTS

  The effect of changes in the operating accounts on cash flows from operating activities is as follows:


                                                            1994      1993      1992
                                                          --------  --------  --------
      Increase in:
       Accrued rent and accounts receivable.............  $(2,632)  $(1,635)  $  (413)
       All other assets - primarily unamortized lease
         costs..........................................   (3,309)   (5,459)   (3,591)

      Increase in:
       Accounts payable and accrued expenses
         (excluding amounts applicable to construction
         in-progress)...................................       58     5,872     1,174
                                                          -------   -------   -------

      Net effect of changes in operating accounts.......  $(5,883)  $(1,222)  $(2,830)
                                                          =======   =======   =======

  During 1994, the Company issued .3 million common shares valued at $11.4 million and assumed $13.4 million of debt in connection with the purchase of property. During 1993, $123.0 million in convertible debentures and notes were converted into 3.9 million common shares of beneficial interest. During 1992, the Company converted $4.1 million of convertible debentures into .1 million common shares and .4 million common shares valued at $14.6 million to a partner for the purchase of the partner's interest in a joint venture.

NOTE 12.  SHAREHOLDERS' EQUITY

  Following is a summary of changes in the Company's shareholders' equity for the three years ended December 31, 1994:

                                                             Common
                                                           Shares of
                                                           Beneficial        Capital      Retained
                                                            Interest         Surplus      Earnings
                                                           ----------     ------------    --------
      Balance, January 1, 1992.............................      $499      $137,903            $22
       Net income..........................................                                 20,081
       Public offering.....................................        60        63,393
       Property acquisition................................        12        14,538
       Conversion of debentures............................         4         3,911
       Benefit plans.......................................         2         1,122
       Cash dividends ($2.04 per share)....................                 (16,077)       (20,103)
                                                                 ----      --------       --------


      Balance, December 31, 1992...........   577   204,790          -
       Net income..........................                     36,249
       Public offering.....................    85   112,890
       Conversion of notes and debentures..   116   123,877
       Benefit plans.......................     1       847
       Cash dividends ($2.16 per share)....         (16,096)   (36,249)
                                              ---  --------   --------


      Balance, December 31, 1993...........   779   426,308          -
       Net income..........................                     43,788
       Property acquisition................     9    11,392
       Benefit plans.......................     3       849
       Cash dividends ($2.28 per share)....         (15,947)   (43,788)
                                              ---  --------   --------

      Balance, December 31, 1994...........  $791  $422,602   $      -
                                             ====  ========   ========


NOTE 13.  FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

  The following disclosure of estimated fair value was determined by the Company, using available market information and appropriate valuation methodologies as of December 31, 1994. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize upon disposition of the asset. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Unless otherwise described below, all other financial instruments of the Company are carried at amounts which approximate their fair values.

  Marketable debt securities held-to-maturity have an estimated market value of $45.8 million. Such securities include $16.5 million of U.S. government agency guaranteed pass-through certificates which mature through 2008 and $29.3 million of U.S. Treasury Notes which mature in 2000. The Company estimates that these securities will mature, in millions, as follows: $1.5 in 1995; $38.1 in 1996 through 2000 and $10.3 thereafter.

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

  Fixed rate debt with carrying values of $102.3 million have fair values of $103.3 million, which were estimated based on interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities. The Company believes that the carrying value of its $127.3 million of variable rate debt is equivalent to its fair value.

  Interest rate swap agreements are valued at amounts at which they could be settled. Settlement amounts are based upon estimates obtained from dealers. If the Company had settled these agreements with the counterparty at December 31, 1994, the Company would have received $.4 million from the counterparty.

  The fair value estimates represented herein are based on pertinent information available to management as of December 31, 1994. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.


NOTE 14.  PENSION PLAN

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

  The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheet at:


                                                             1994     1993
                                                            -------  -------
  Actuarial present value of:

      Vested benefit obligation............................ $5,218   $4,785
                                                            ======   ======

      Accumulated benefit obligation....................... $5,278   $5,017
                                                            ======   ======

      Projected benefit obligation......................... $6,748   $7,412
      Plan assets at fair value, primarily
       common stocks and bonds.............................  6,270    6,703
                                                            ------   ------
      Projected benefit obligation in excess
        of plan assets.....................................   (478)    (709)
      Unrecognized prior service cost......................    196      404
      Unrecognized net (gain) loss.........................    (33)     212
      Unrecognized net transition asset....................   (198)    (271)
                                                            ------   ------

       Pension liability recognized in the
         balance sheet.....................................$ (513)  $ (364)
                                                            ======   ======

  The components of net periodic pension cost for the years ended December 31, 1994 and 1993 are as follows:


    Service cost of benefits earned during the year........... $  248  $  115
    Interest cost on projected benefit obligation.............    422     482
    Actual return on plan assets..............................    428    (646)
    Net amortization and deferral.............................   (948)    135
                                                               ------  ------
         Total................................................ $  150  $   86
                                                               ======  ======


  Assumptions used to develop periodic pension expense and the actuarial present value of projected benefit obligations for:


                                                          1994   1993
                                                          -----  -----

      Weighted average discount rate....................   7.0%   7.0%
      Expected long-term rate of return on plan assets..   7.0%   7.0%
      Rate of increase in compensation levels...........   5.5%   5.5%


  Disclosure for the Company's pension plan for 1992 is not included since such plan was not significant prior to the merger of the Management Company.

Note 15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summarized quarterly financial data for the years ended December 31, 1994 and 1993 is as follows:

                                       First   Second    Third   Fourth
                                      -------  -------  -------  -------
      1994:
       Revenues.....................  $28,889  $29,416  $31,126  $31,362
       Net income...................   10,591   10,216   11,873   11,108
       Net income per common share..      .41      .39      .45      .42

      1993:
       Revenues.....................  $24,206  $25,009  $26,836  $27,231
       Net income...................    7,746    8,447    9,470   10,586
       Net income per common share..      .38      .34      .37      .41


NOTE 16.  PRICE RANGE OF COMMON SHARES (UNAUDITED)

  The high and low sale prices per share of the Company's shares, as reported on the New York Stock Exchange composite tape, and dividends per share paid for the periods indicated were as follows:


                  High      Low    Dividends
                 -------  -------  ---------

      1994:
       First...  $40 1/2  $36 3/8     $.57
       Second..   39 7/8   36 3/4      .57
       Third...   39 1/2   34 3/4      .57
       Fourth..   38 1/8   32 3/4      .57

      1993:
       First...  $44      $36 1/2     $.54
       Second..   43 5/8   37 7/8      .54
       Third...   45 1/4   40 7/8      .54
       Fourth..   43 3/4   36 1/2      .54


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  (a) Information with respect to the Company's trust managers is incorporated by reference from pages 3 through 6 of the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 27, 1995

  (b) See "Executive Officers of the Registrant" above.


ITEM 11.  EXECUTIVE COMPENSATION

  Incorporated by reference from pages 11 through 13 of the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 27, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated by reference from pages 2 through 4 of the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 27, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated by reference from pages 16 through 18 of the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held April 27, 1995.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


     (a)  Financial Statements and Financial Statement Schedules:

                                                                          PAGE
                                                                          ----

   (1)(A)  Independent Auditors' Report..............................       17
      (B)  Financial Statements
           (i)   Statements of Consolidated Income for the years
                 ended December 31, 1994, 1993 and 1992...............      18

           (ii)  Consolidated Balance Sheets as of December 31, 1994
                 and 1993.............................................      19

           (iii) Statements of Consolidated Cash Flows for the years
                 ended December 31, 1994, 1993 and 1992..............       20

           (iv)  Notes to Consolidated Financial Statements..........       21


   (2) Financial Statement Schedules:


                          SCHEDULE                  PAGE
                          --------                  ----

   II     Valuation and Qualifying Accounts.......    38
   III    Real Estate and Accumulated Depreciation    39
   IV     Mortgage Loans on Real Estate...........    41


  All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes hereto.

  (b) No reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

  (c) Exhibits:

    3.1  --   Restated Declaration of Trust, with all amendments thereto (filed as Exhibit 3.1 to the Company's Registration Statement of Form S-3
              (No. 33-49206) and incorporated herein by reference).

    3.2  --   Bylaws of the Company (filed as Exhibit 3.2 to the Company's
              Registration Statement of Form S-3 (No. 33-49206) and incorporated herein by reference).

   10.1+  --  1988 Share Option Plan of the Company, as amended (filed as
              Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

   10.2+  --  Weingarten Realty Investors Supplemental Retirement Account Plan,
              as Amended and Restated (filed as Exhibit 10.26 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.)

   10.3  --   16% Mortgage Bonds Due 1994 of WRI Holdings, Inc. dated December
              28, 1984, payable to the Company in the original principal amount of $3,150,000 (filed as Exhibit 10.8 to the Company's Registration
              Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).

   10.4  --   Trust Indenture, dated December 28, 1984, between WRI Holdings,
              Inc. and Texas Commerce Bank National Association, as Trustee,
              relating to the 16% Mortgage Bonds Due 1994 of WRI Holdings, Inc.
              in the original principal amount of $3,150,000 (filed as Exhibit
              10.9 to the Company's Registration Statement on Form S-4 (No. 33-
              19730) and incorporated herein by reference).

    10.5  --  First Supplemental Indenture of Trust between WRI Holdings, Inc.
              and Texas Commerce Trust Company of New York, as Trustee, amending
              Trust Indenture, dated December 28, 1984, between WRI Holdings,
              Inc. and Texas Commerce Bank National Association, as Trustee, relating to the 16% Mortgage Bonds Due 1994 of WRI Holdings, Inc.
              in the original principal amount of $3,150,000 (filed as Exhibit
              10.5.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

   10.6  --   16% Mortgage Bonds Due 2004 of WRI Holdings, Inc., dated December
              28, 1984, payable to the Company in the original principal amount of $16,682,000 (filed as Exhibit 10.10 to the Company's
              Registration Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).

   10.7  --   Trust Indenture, dated December 28, 1984, between WRI Holdings,
              Inc. and Texas Commerce Bank National Association, as Trustee,
              relating to the 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc.
              in the original principal amount of $16,682,000 (filed as Exhibit
              10.11 to the Company's Registration Statement on Form S-4 (No. 33-
              19730) and incorporated herein by reference).

   10.7.1  -- First Supplemental Indenture of Trust between WRI Holdings, Inc.
              and Texas Commerce Trust Company of New York, as Trustee, amending
              Trust Indenture, dated December 28, 1984, between WRI Holdings,
              Inc. and Texas Commerce Bank National Association, as Trustee, relating to the 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc.
              in the original principal amount of $16,682,000 (filed as Exhibit
              10.7.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

   10.8*  --  Second Amended Promissory Note, as restated, effective as of
              January 1, 1992, executed by WRI Holdings, Inc., pursuant to which it may borrow up to the principal sum of $20,000,000 from the Company.

   10.9  --   16% Mortgage Bonds Due 2004 of WRI Holdings, Inc., dated December
              28, 1984, payable to the Company in the original principal amount of $7,000,000 (filed as Exhibit 10.13 to the

              Company's Registration Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).

   10.10  --  Trust Indenture, dated December 28, 1984, between WRI Holdings,
              Inc. and Texas Commerce Bank National Association, as Trustee, relating to the 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc.
              in the original principal amount of $7,000,000 (filed as Exhibit
              10.14 to the Company's Registration Statement on Form S-4 (No. 33-
              19730) and incorporated herein by reference).

   10.10.1 -- First Supplemental Indenture of Trust between WRI Holdings, Inc.
              and Texas Commerce Trust Company of New York, as Trustee, amending
              Trust Indenture, dated December 28, 1984, between WRI Holdings,
              Inc. and Texas Commerce Bank National Association, as Trustee, relating to the 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc.
              in the original principal amount of $7,000,000 (filed as Exhibit
              10.10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

   10.11  --  Agreement Correcting Trust Indenture, dated February 11, 1985, relating to 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the original principal amount of $7,000,000 (filed as Exhibit
              10.15 to the Company's Registration Statement on Form S-4 (No. 33-
              19730) and incorporated herein by reference).

   10.12  --  Amended and Restated Loan Agreement of $80,000,000 executed
              January 22, 1993, between the Company and Texas Commerce Bank
              National Association (filed as Exhibit 10.12 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.)

   10.12.1*-- First Amendment to Amended and Restated Loan Agreement,
              effective as of January 22, 1993, between the Company and Texas
              Commerce Bank National Association, amending facility fee.

   10.13  --  First, Second and Waiver and Third Amendment to the Amended and
              Restated Loan Agreement of $80,000,000 dated February 5, 1986 between the Company and Texas Commerce Bank National Association
              (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-
              K for the year ended December 31, 1989 and incorporated herein by reference).

   10.14  --  Not used.

   10.15  --  Amendment to Note Purchase Agreement, dated March 31, 1991, amending loan agreement, dated August 6, 1987, Life and Accident
              Insurance Company for $4,000,000, American General Life Insurance
              Company of Delaware for $4,000,000, Republic National Life
              Insurance Company for $3,000,000 and American Amicable Life
              Insurance Company of Texas for $2,000,000 (filed as Exhibit
              10.15.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

   10.16  --  The Savings and Investment Plan for Employees of the Company, as
              amended (filed as Exhibit 4.1 to the Company's Registration
              Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).

   10.17  --  The Fifth Amendment to Savings and Investment Plan for Employees
              of Weingarten Realty (filed as Exhibit 4.1.1 to the Company's
              Post-Effective Amendment No. 1 to Registration Statement on
              Form S-8 (No. 33-25581) and incorporated herein by reference).

   10.18  --  Loan Agreement of $20,000,000 (as amended, supplemented and restated) dated October 1, 1990, between the Company and Barclays
              Bank PLC (filed as Exhibit 10.21 to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

   10.18.1*-- Agreement and Amendment to Loan Agreement dated as of March 31,
              1993 between the Company and Barclays Bank PLC, amending certain provisions of the Loan Agreement of $20,000,000 dated October 1, 1990.

   10.19  --  Promissory Note and Line of Credit Loan Agreement in the amount of
              $5,000,000, effective as of May 13, 1991, between the Company, as payee, and Leisure Dynamics, Inc. as maker (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1991 and incorporated herein by reference).


   10.20  --  Promissory Note in the amount of $12,000,000 between the Company, as payee, and Plaza Construction, Inc., as maker (filed as Exhibit
              10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

   10.20.1*-- Fifth Renewal and Extension of Promissory Note in the amount of
              $12,000,000, effective as of December 1, 1993, between the Company, as payee, and Plaza Construction, Inc., as maker.

   10.21   -- Amended and Restated Master Swap Agreement dated as of January 29,
              1992, between the Company and Texas Commerce Bank National
              Association, (filed as Exhibit 10.24 to the Company's Annual
              Report on Form 10-0K for the year ended December 31, 1992 and incorporated herein by reference).

   10.21.1 -- Rate swap Transaction, dated as of May 15, 1992, between the
              Company and Texas Commerce Bank National Association, (filed as
              Exhibit 10.24.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

   10.21.2 -- Rate Swap Transaction, dated as of June 24, 1992, between the
              Company and Texas Commerce Bank National Association, (filed as
              Exhibit 10.24.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

   10.21.3 -- Rate Swap Transaction, dated as of July 2, 1992, between the
              Company and Texas Commerce Bank National Association, (filed as
              Exhibit 10.24.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

   11.1*   -- Computation of Net Income Per Common and Common Equivalent Share.

   12.1*   -- Computation of Fixed Charges Ratios.

   21.1*   -- Subsidiaries of the Registrant.

   23.1*   -- Consent of Deloitte & Touche LLP.

- ---------------
*  Filed with this report.

+  Management contract or compensatory plan or arrangement.

                                   SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Weingarten Realty Investors


                                              By:       Stanford Alexander
                                                   ---------------------------
                                                 Stanford Alexander, President

Date: March 22, 1995

  Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       SIGNATURE                                        TITLE                             DATE
       ----------                                       -----                             -----
By:    Stanford Alexander                         Chairman and Trust Manager           March 16, 1995
   ------------------------------                  (Chief Executive Officer)
       Stanford Alexander

By:    Andrew M. Alexander                      Executive Vice President/Asset         March 16, 1995
   ------------------------------                       Management and
       Andrew M. Alexander                               Trust Manager

By:      Martin Debrovner                              President, Chief                March 16, 1995
   ------------------------------                   Operating Officer and
         Martin Debrovner                               Trust Manager

By:       Melvin A. Dow                                 Trust Manager                  March 16, 1995
   ------------------------------
          Melvin A. Dow

By:    Stephen A. Lasher                                Trust Manager                  March 16, 1995
   ------------------------------
       Stephen A. Lasher

By:    Joseph W. Robertson, Jr                 Executive Vice President and            March  16, 1995
   -------------------------------        Trust Manager (Chief Financial Officer)
       Joseph W. Robertson, Jr.

By:       Douglas W. Schnitzer                          Trust Manager                  March 16, 1995
  --------------------------------
          Douglas W. Schnitzer

By:       Marc J. Shapiro                               Trust Manager                  March 16, 1995
  --------------------------------
          Marc J. Shapiro

By:       J. T. Trotter                                 Trust Manager                  March 16, 1995
  --------------------------------
          J. T. Trotter

By:      Stephen C. Richter                     Vice President and Treasurer           March 16, 1995
  --------------------------------             (Principal Accounting Officer)
         Stephen C. Richter

                                                                     SCHEDULE II


                          WEINGARTEN REALTY INVESTORS
                       VALUATION AND QUALIFYING ACCOUNTS
                       DECEMBER 31, 1994, 1993 AND 1992

                            (AMOUNTS IN THOUSANDS)



                                          BALANCE AT   CHARGED TO                                    BALANCE
                                         BEGINNING OF  COSTS AND     CHARGED TO                     AT END OF
DESCRIPTION                                 PERIOD      EXPENSES   OTHER ACCOUNTS  DEDUCTIONS/(A)/   PERIOD
- -----------                              ------------  ----------  --------------  ---------------  ---------


1994:
  Allowance for Doubtful Accounts..              $938      $1,261                      $1,192          $1,007
1993:
  Allowance for Doubtful Accounts..               755         844                         661             938
1992:
  Allowance for Doubtful Accounts..               757         595                         597             755

Note A -  Write-offs of accounts receivable previously reserved.

                                                                    SCHEDULE III

                          WEINGARTEN REALTY INVESTORS
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1994

                             (AMOUNTS IN THOUSANDS)

                                                       TOTAL COST
                                 -----------------------------------------------------
                                                                            PROPERTY
                                             BUILDINGS                    UNDER DIRECT
                                                AND       PROJECTS UNDER   FINANCING     TOTAL    ACCUMULATED   ENCUMBRANCES
                                    LAND    IMPROVEMENTS   DEVELOPMENT       LEASES       COST    DEPRECIATION       (A)
                                  --------  ------------  --------------  ------------  --------  ------------  -------------

SHOPPING CENTERS:
 Texas..........................  $ 95,391      $370,459  $                     $7,781  $473,631      $137,021       $ 7,223
 Other States...................    15,296       101,361                         2,070   118,727        28,372        14,378
                                  --------      --------         -------        ------  --------  ------------  ------------
     Total Shopping Centers.....   110,687       471,820                         9,851   592,358       165,393        21,601
INDUSTRIAL PROPERTIES -
 Texas..........................     9,920        46,042                                  55,962        14,030         3,931
OFFICE BUILDING - Texas.........       734        13,810                                  14,544         8,848
MULTI-FAMILY RESIDENTIAL
 PROPERTIES:
 Texas..........................       399         1,098                                   1,497           599         1,116
 Louisiana......................        33           558                                     591           147           395
                                  --------      --------         -------        ------  --------  ------------  ------------
     Total Improved Properties..   121,773       533,328                                 664,952       189,017        27,043
                                  --------      --------         -------        ------  --------  ------------  ------------
LAND UNDER DEVELOPMENT:
 Texas..........................                                  48,766                  48,766
 Other States...................                                   1,772                   1,772
                                  --------      --------         -------        ------  --------  ------------  ------------
   Total Land Under
     Development................                                  50,538                  50,538
                                  --------      --------         -------        ------  --------  ------------  ------------
LEASED PROPERTY
 (SHOPPING CENTER)
 UNDER CAPITAL LEASE
 - Louisiana....................                   6,534                                   6,534         2,410         6,048
                                  --------      --------         -------        ------  --------  ------------  ------------
CONSTRUCTION IN PROGRESS:
 Texas..........................                                  12,817                  12,817
 Other States...................                                     293                     293
                                  --------      --------         -------        ------  --------  ------------  ------------
   Total Construction
     in Progress................                                  13,110                  13,110
                                  --------      --------         -------        ------  --------  ------------  ------------
 Total of All
   Properties...................  $121,773      $539,862         $63,648        $9,851  $735,134      $191,427       $33,091
                                  ========      ========         =======        ======  ========  ============  ============

- --------------
Note A - Encumbrances do not include $145 million outstanding under the revolving credit agreement and $35 million outstanding under the 14-year term loan payable to a group of insurance companies secured by a property collateral pool including all or part of 5 shopping centers.

                                                                    SCHEDULE III
                                                                     (CONTINUED)

   The changes in total cost of the properties for the years ended December 31, 1994, 1993 and 1992 were as follows:

                                                                                                      1994       1993       1992
                                                                                                    ---------  ---------  ---------
      Balance at beginning of year................................................................  $634,814   $540,671   $482,732
      Additions at cost...........................................................................   101,402     95,502     62,559
      Retirements or sales........................................................................    (1,082)    (2,485)    (5,103)
      Other changes (B)...........................................................................                1,126        483
                                                                                                    --------   --------   --------
      Balance at end of year......................................................................  $735,134   $634,814   $540,671
                                                                                                    ========   ========   ========

  The changes in accumulated depreciation for the years ended December 31, 1994, 1993 and 1992 were as follows:

                                                                                                      1994       1993       1992
                                                                                                    --------   --------   --------
     Balance at beginning of year.................................................................  $168,405   $150,366   $134,500
     Additions charged to expense.................................................................    23,027     18,740     17,952
     Retirements or sales.........................................................................        (5)      (701)    (2,086)
                                                                                                    --------   --------   --------
     Balance at end of year.......................................................................  $191,427   $168,405   $150,366
                                                                                                    ========   ========   ========

- --------------
Note B - Transferred from net investment in direct financing leases.

                                                                     SCHEDULE IV

                          WEINGARTEN REALTY INVESTORS
                         MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31,1994

                             (AMOUNTS IN THOUSANDS)

                                                                               FACE       CARRYING
                                           FINAL        PERIODIC      PRIOR    AMOUNT       AMOUNT
                               INTEREST   MATURITY      PAYMENT       LIEN       OF           OF
                                 RATE       DATE        TERMS        AMOUNT  MORTGAGES  MORTGAGES(B)
                               ---------  --------     -------       ------  ---------  ------------
SHOPPING CENTERS:
 FIRST MORTGAGES:
   Sheldon Forest
    Channelview, TX..........   Prime     12-31-95      Varying         $       $  179     $  179
                                                         ($179
                                                        balloon)
   Phelan Boulevard
    Beaumont, TX.............   Prime     12-31-95      Varying                    733        168
                                + 2%                     ($168
                                                        balloon)
   Eastex Venture
    Beaumont, TX.............   Prime     12-01-95      Varying                  3,500      2,357
                               + 1 1/2%                 ($2,357
                                                        balloon)
   Main/O.S.T., Ltd.
    Houston, TX..............   9.2932%   02-01-20        $476                   4,800      4,741
                                                         Annual
                                                         P & I
                                                        ($1,241
                                                        balloon)

ssssssssINDUSTRIAL:
 FIRST MORTGAGES:
   Railwood
    Houston, TX..............     10%     12-28-04        Varying                7,000       6,223
                                                         ($6,223
                                                         balloon)
   River Pointe, Conroe, TX
    (Note C).................      9%     11-30-03        Varying                2,133       1,664

   Little York, Houston, TX
    (Note C).................      9%     12-31-03        Varying                1,922       1,354

                                                                     SCHEDULE IV
                                                                     (CONTINUED)



                                                                                                  FACE             CARRYING
                                              FINAL           PERIODIC          PRIOR            AMOUNT             AMOUNT
                             INTEREST       MATURITY           PAYMENT           LIEN              OF                 OF
                               RATE           DATE              TERMS           AMOUNT         MORTGAGES         MORTGAGES(B)
                             ---------  -----------------  ---------------  --------------  ----------------  -------------------
MULTI-FAMILY RESIDENTIAL
 FIRST MORTGAGE:
  Stanford Court Apartments
   Houston, TX                   8.00%          03-30-98       Varying                             1,440              1,414


UNIMPROVED LAND:
 FIRST MORTGAGES:
  Houston, TX                      11%          12-01-95        Level                                 45                  7
 SECOND MORTGAGE:
  River Pointe
   Conroe, TX                   Prime           12-01-95       Varying                            12,000             10,612
                                 +1%                          ($10,612
                                                               balloon)         ---------        -------            -------
TOTAL MORTGAGE LOANS ON
 REAL ESTATE (Note A)......                                                     $                $33,752            $28,719
                                                                                =========        ========           =======

- ---------------
Note A - Changes in mortgage loans for the years ended December 31, 1994, 1993 and 1992 are summarized below:

                                                  1994        1993         1992
                                               ---------   ---------   ----------
Balance, Beginning of Year..................   $  25,635   $  30,357   $  25,563
New Mortgage Loans..........................       1,354         456       4,800
Additions to Existing Loans.................       2,032         251         275
Collections of Principal....................        (302)     (5,429)       (281)
                                               ---------   ---------    --------
Balance, End of Year........................   $  28,719   $  25,635   $  30,357
                                               =========   =========   =========

- ---------------
Note B  -  The aggregate cost at December 31, 1994 for federal income tax purposes is $27,137.

Note C  -  Principal payments are due monthly to the extent of cash flow generated by the underlying property.