Form 10-K/A
WEINGARTEN REALTY INVESTORS /TX/
filed 1995-03-24
CIK 828916

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   --------

                                  FORM 10-K/A
                                Amendment No.1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

     Exhibit Index beginning on Page 33.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART IV**


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

  10.3.1*--   First Bonds Renewal and Extension Agreement, effective December
              28, 1994, for the 16% Mortgage Bonds of WRI Holdings, Inc.,
              payable to the Company in the original principal amount of
              $3,150,000.

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

  10.4.1*--   Supplemental Indenture of Trust, dated February 22, 1995, between
              WRI Holdings, Inc. and Texas Commerce Bank National Association
              relating to the 16% Mortgage Bonds due December 28, 1994 of WRI
              Holdings, Inc. in the original principal amount of $3,150,000.

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

  10.8   --   Second Amended Promissory Note, as restated, effective as of
              January 1, 1992, executed by WRI Holdings, Inc., pursuant to which it may borrow up to the principal sum of $20,000,000 from the
              Company.

  10.9   --   16% Mortgage Bonds Due 2004 of WRI Holdings, Inc., dated December
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

   10.12.1 -- First Amendment to Amended and Restated Loan Agreement,
              effective as of January 22, 1993, between the Company and Texas
              Commerce Bank National Association, amending facility fee.

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

   10.15* --  Second Amendment to Note Purchase Agreement, dated July 27, 1994, amending loan agreement, dated August 6, 1987, as amended on March
              31, 1991, between the Company and Life and Accident Insurance
              Company for $4,000,000, American General Life Insurance Company of
              Delaware for $4,000,000, Republic National Life Insurance Company for $3,000,000 and American Amicable Life Insurance Company of
              Texas for $2,000,000 (filed as Exhibit 10.15.1 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

   10.16+ --  The Savings and Investment Plan for Employees of the Company, as
              amended (filed as Exhibit 4.1 to the Company's Registration
              Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).

   10.17+ --  The Fifth Amendment to Savings and Investment Plan for Employees
              of Weingarten Realty (filed as Exhibit 4.1.1 to the Company's
              Post-Effective Amendment No. 1 to Registration Statement on
              Form S-8 (No. 33-25581) and incorporated herein by reference).

   10.18  --  Loan Agreement of $20,000,000 (as amended, supplemented and restated) dated October 1, 1990, between the Company and Barclays
              Bank PLC (filed as Exhibit 10.21 to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

   10.18.1 -- Agreement and Amendment to Loan Agreement dated as of March 31,
              1993 between the Company and Barclays Bank PLC, amending certain provisions of the Loan Agreement of $20,000,000 dated October 1, 1990.

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

   10.20.1*-- Sixth Renewal and Extension of Promissory Note in the amount of
              $12,000,000, effective as of December 1, 1994, between the Company, as payee, and Plaza Construction, Inc., as maker.

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

   10.22   -- Credit Agreement dated as of November 22, 1994 between the Company and Texas Commerce Bank National Association as Agent and individually as a Bank, First Interstate Bank of Texas N.A. and the Banks defined therein, together with Amendment No. 1 to such Credit Agreement, dated as of January 31, 1995, (filed as Exhibit
              10 to the Company's Registration Statement on Form S-3 dated
              (No.33-57659) and incorporated herein by reference).

   10.23*  -- Revolving Credit Note, dated November 22, 1994, between the
              Company and Texas Commerce Bank National Association in the amount of $110,000,000.

   10.24*  -- Revolving Credit Note, dated November 22, 1994, between the
              Company and First Interstate Bank of Texas, N.A. in the amount of $40,000,000.

   10.25*  -- Note Purchase Agreement, dated April 1, 1994, between The Variable
              Annuity Life Insurance Company, American General Life Insurance
              Company and the Company in the amount of $30,000,000.

   10.26+  -- The 1993 Incentive Share Plan of the Company (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No.33-52437) and incorporated herein by reference).

   11.1    -- Computation of Net Income Per Common and Common Equivalent Share.

   12.1    -- Computation of Fixed Charges Ratios.

   21.1    -- Subsidiaries of the Registrant.

   23.1    -- Consent of Deloitte & Touche LLP.

---------------
*  Filed with this report.

+  Management contract or compensatory plan or arrangement.

** This Amendment No. 1 to Form 10-K amends only Item 14(c)--Exhibits.

                                   SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Weingarten Realty Investors


                                              By:       Stephen C. Richter
                                                   ---------------------------
                                                        Stephen C. Richter,
                                                  Vice President and Treasurer

Date: March 23, 1995

                               INDEX TO EXHIBITS

                                                                                    Sequentially
Exhibit                                                                               Numbered
Number                          Description                                             Page
------                          -----------                                         ------------
   3.1   --   Restated Declaration of Trust, with all amendments thereto (filed as Exhibit 3.1 to the Company's Registration Statement of Form S-3
              (No. 33-49206) and incorporated herein by reference).

   3.2   --   Bylaws of the Company (filed as Exhibit 3.2 to the Company's
              Registration Statement of Form S-3 (No. 33-49206) and incorporated herein by reference).

  10.1+  --   1988 Share Option Plan of the Company, as amended (filed as
              Exhibit 10.1 to the Company's Annual Report on Form 10-K for the
              year ended December 31, 1990 and incorporated herein by
              reference).

  10.2+  --   Weingarten Realty Investors Supplemental Retirement Account Plan,
              as Amended and Restated (filed as Exhibit 10.26 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1992, and incorporated herein by reference.)

  10.3   --   16% Mortgage Bonds Due 1994 of WRI Holdings, Inc. dated December
              28, 1984, payable to the Company in the original principal amount of $3,150,000 (filed as Exhibit 10.8 to the Company's Registration
              Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).

  10.3.1*--   First Bonds Renewal and Extension Agreement, effective December
              28, 1994, for the 16% Mortgage Bonds of WRI Holdings, Inc. payable to the Company in the original principal amount of $3,150,000.

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

  10.4.1*--   Supplemental Indenture of Trust, dated February 22, 1995, between
              WRI Holdings, Inc. and Texas Commerce Bank National Association
              relating to the 16% Mortgage Bonds due December 28, 1994 of WRI
              Holdings, Inc. in the original principal amount of $3,150,000.

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

  10.8   --   Second Amended Promissory Note, as restated, effective as of
              January 1, 1992, executed by WRI Holdings, Inc., pursuant to which it may borrow up to the principal sum of $20,000,000 from the
              Company.

  10.9   --   16% Mortgage Bonds Due 2004 of WRI Holdings, Inc., dated December
              28, 1984, payable to the Company in the original principal amount of $7,000,000 (filed as Exhibit 10.13 to the

                                                                                    Sequentially
Exhibit                                                                               Numbered
Number                          Description                                             Page
------                          -----------                                         ------------
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

   10.12.1 -- First Amendment to Amended and Restated Loan Agreement,
              effective as of January 22, 1993, between the Company and Texas
              Commerce Bank National Association, amending facility fee.

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

   10.15* --  Second Amendment to Note Purchase Agreement, dated July 27, 1994, amending loan agreement, dated August 6, 1987, as amended on March
              31, 1991, between the Company and Life and Accident Insurance
              Company for $4,000,000, American General Life Insurance Company of
              Delaware for $4,000,000, Republic National Life Insurance Company for $3,000,000 and American Amicable Life Insurance Company of
              Texas for $2,000,000 (filed as Exhibit 10.15.1 to the Company's
              Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

   10.16+ --  The Savings and Investment Plan for Employees of the Company, as
              amended (filed as Exhibit 4.1 to the Company's Registration
              Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).

   10.17+ --  The Fifth Amendment to Savings and Investment Plan for Employees
              of Weingarten Realty (filed as Exhibit 4.1.1 to the Company's
              Post-Effective Amendment No. 1 to Registration Statement on
              Form S-8 (No. 33-25581) and incorporated herein by reference).

   10.18  --  Loan Agreement of $20,000,000 (as amended, supplemented and restated) dated October 1, 1990, between the Company and Barclays
              Bank PLC (filed as Exhibit 10.21 to the Company's Annual Report on
              Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

   10.18.1 -- Agreement and Amendment to Loan Agreement dated as of March 31,
              1993 between the Company and Barclays Bank PLC, amending certain provisions of the Loan Agreement of $20,000,000 dated October 1, 1990.

   10.19  --  Promissory Note and Line of Credit Loan Agreement in the amount of
              $5,000,000, effective as of May 13, 1991, between the Company, as payee, and Leisure Dynamics, Inc. as maker (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended
              December 31, 1991 and incorporated herein by reference).


                                                                                    Sequentially
Exhibit                                                                               Numbered
Number                          Description                                             Page
------                          -----------                                         ------------
   10.20  --  Promissory Note in the amount of $12,000,000 between the Company, as payee, and Plaza Construction, Inc., as maker (filed as Exhibit
              10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

   10.20.1*-- Sixth Renewal and Extension of Promissory Note in the amount of
              $12,000,000, effective as of December 1, 1994, between the Company, as payee, and Plaza Construction, Inc., as maker.

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

   10.22   -- Credit Agreement dated as of November 22, 1994 between the Company and Texas Commerce Bank National Association as Agent and individually as a Bank, First Interstate Bank of Texas N.A. and the Banks defined therein, together with Amendment No. 1 to such Credit Agreement, dated as of January 31, 1995, (filed as Exhibit
              10 to the Company's Registration on Form S-3 (No. 33-57659) and incorporated herein by reference).

   10.23*  -- Revolving Credit Note, dated November 22, 1994, between the
              Company and Texas Commerce Bank National Association in the amount of $110,000,000.

   10.24*  -- Revolving Credit Note, dated November 22, 1994, between the
              Company and First Interstate Bank of Texas, N.A. in the amount of $40,000,000.

   10.25*  -- Note Purchase Agreement, dated April 1, 1994, between The Variable
              Annuity Life Insurance Company, American General Life Insurance
              Company and the Company in the amount of $30,000,000.

   10.26+  -- The 1993 Incentive Share Plan of the Company (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 33-52437) and incorporated herein by reference).

   11.1    -- Computation of Net Income Per Common and Common Equivalent Share.

   12.1    -- Computation of Fixed Charges Ratios.

   21.1    -- Subsidiaries of the Registrant.

   23.1    -- Consent of Deloitte & Touche LLP.

---------------
*  Filed with this report.

+  Management contract or compensatory plan or arrangement.

** This Amendment No. 1 to Form 10-K amends only Item 14(c)--Exhibits.