Form 10-Q
period 1995-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 1995-05-12
CIK 828916

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995
                                                --------------

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                  to
                                        ------------------  ------------------

                         Commission file number 1-9876
                                                ------

                          WEINGARTEN REALTY INVESTORS
                          ---------------------------
             (Exact name of registrant as specified in its charter)

             Texas                                                74-1464203
             -----                                                ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

2600 Citadel Plaza Drive, P. O. Box 924133, Houston, Texas     77292-4133
- ----------------------------------------------------------     ----------
   (Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code:  (713) 866-6000
                                                           --------------

- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes     X   .        No        .
                                                 -------            -------

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
                             --------       --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 11, 1995, there were 26,367,799 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

                                    PART 1
                             FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                          WEINGARTEN REALTY INVESTORS
                       STATEMENTS OF CONSOLIDATED INCOME
                                  (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          Three Months Ended
                                                                March 31,
                                                          ------------------
                                                           1995       1994
                                                          -------    -------
Revenues:
 Rentals...............................................   $29,698    $26,810
 Interest (including amounts from related parties of
  $684 in 1995 and $654 in 1994).......................     1,460      1,478
 Equity in earnings of real estate joint ventures
  and partnerships.....................................       384        331
 Other.................................................       550        270
                                                          -------    -------

   Total...............................................    32,092     28,889
                                                          -------    -------

Expenses:
 Depreciation and amortization.........................     7,027      6,255
 Operating.............................................     4,923      4,510
 Ad valorem taxes......................................     4,230      3,728
 Interest..............................................     3,414      2,258
 General and administrative............................     1,275      1,277
                                                          -------    -------

   Total...............................................    20,869     18,028
                                                          -------    -------

Income from Operations.................................    11,223     10,861
Gain (loss) on sales of property.......................       141       (270)
                                                          -------    -------

Net Income.............................................   $11,364    $10,591
                                                          =======    =======
Net Income per Common Share............................      $.43       $.41
                                                          =======    =======
Cash Dividends Declared per Common Share...............      $.60       $.57
                                                          =======    =======
Weighted Average Number of Common Shares
 Outstanding...........................................    26,368     25,974
                                                          =======    =======


                See notes to consolidated financial statements.

                          WEINGARTEN REALTY INVESTORS
                          CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       March 31,   December 31,
                                                         1995          1994
                                                      -----------  -------------
                                                      (Unaudited)
                       ASSETS
                       ------
Property............................................   $ 753,066      $ 735,134
Accumulated depreciation............................    (197,265)      (191,427)
                                                       ---------      ---------
  Property - net....................................     555,801        543,707
Investment in Real Estate Joint Ventures and
 Partnerships.......................................       9,414          9,442
                                                       ---------      ---------
      Total.........................................     565,215        553,149
Mortgage Bonds and Notes Receivable from:
  Affiliate (net of deferred gain of $16,235).......      26,284         25,112
  Real Estate Joint Ventures and Partnerships.......      13,678         13,590
Marketable Debt Securities (Held-to-Maturity).......      49,508         49,906
Unamortized Debt and Lease Costs....................      17,611         16,997
Accrued Rent and Accounts Receivable (net of
 allowance for doubtful accounts of $1,256 in 1995
 and $1,007 in 1994)................................       7,572         14,367
Cash and Cash Equivalents...........................       3,021          3,295
Other...............................................       5,569          5,621
                                                       ---------      ---------
              Total.................................   $ 688,458      $ 682,037
                                                       =========      =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Debt................................................   $ 252,833      $ 229,597
Accounts Payable and Accrued Expenses...............      14,359         26,512
Other...............................................       2,271          2,535
                                                       ---------      ---------
  Total.............................................     269,463        258,644
                                                       ---------      ---------


Shareholders' Equity:
  Preferred shares of beneficial interest-par value,
   $0.03 per share; shares authorized:  10,000;
   shares issued and outstanding: none
  Common shares of beneficial interest - par value,
   $0.03 per share; shares authorized: 150,000;
   shares issued and outstanding: 26,368 in 1995
   and 1994.........................................         791            791
  Capital surplus...................................     418,204        422,602
                                                       ---------      ---------
      Shareholders' equity..........................     418,995        423,393
                                                       ---------      ---------
              Total.................................   $ 688,458      $ 682,037
                                                       =========      =========




                See notes to consolidated financial statements.

                          WEINGARTEN REALTY INVESTORS
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)



                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              1995      1994
                                                            --------  --------
Cash Flows from Operating Activities:
  Net income..............................................  $ 11,364  $ 10,591
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization.......................     7,027     6,255
      Real estate joint ventures and partnerships:
         Equity in earnings...............................      (384)     (331)
         Cash distributions...............................       245       196
      (Gain) loss on sales of property....................      (141)      270
      Amortization of direct financing leases.............       171       147
      Net effect of changes in operating accounts.........    (6,227)   (6,033)
      Other, net..........................................        18         9
                                                            --------  --------
         Net cash provided by operating activities........    12,073    11,104
                                                            --------  --------
Cash Flows from Investing Activities:
  Property acquisitions and development...................   (19,622)  (16,504)
  Notes Receivable:
      Advances............................................    (1,455)   (2,088)
      Collections.........................................       239       432
  Proceeds from sales of property.........................       184       698
  Investment in real estate joint ventures and
   partnerships...........................................       (26)     (150)
  Other...................................................       624       597
                                                            --------  --------
         Net cash used in investing activities............   (20,056)  (17,015)
                                                            --------  --------
Cash Flows from Financing Activities:
  Proceeds from issuance of:
      Debt................................................    24,000    24,550
      Common shares of beneficial interest................                  61
  Principal payments of debt..............................      (369)   (3,529)
  Dividends paid..........................................   (15,821)  (14,842)
  Other...................................................      (101)      (29)
                                                            --------  --------
         Net cash provided by financing activities........     7,709     6,211
                                                            --------  --------
Net increase (decrease) in cash and cash equivalents......      (274)      300
Cash and cash equivalents at January 1....................     3,295     3,226
                                                            --------  --------
Cash and cash equivalents at March 31.....................  $  3,021  $  3,526
                                                            ========  ========



                See notes to consolidated financial statements.

                          WEINGARTEN REALTY INVESTORS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)

1.   INTERIM FINANCIAL STATEMENTS

     The consolidated financial statements included in this report are unaudited, except for the balance sheet as of December 31, 1994. In the opinion of the Registrant, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

2.   DEBT

     The Company's debt consists of the following:


                                                    March 31,      December 31,
                                                      1995             1994
                                                    ---------      ------------
     Permanent trust-deed and mortgage notes
      payable to 2014 at 6.0% to 10.5%,
      primarily with insurance companies...........  $ 52,522        $ 53,036
     Notes payable under revolving credit
      agreement....................................   139,000         145,000
     Reverse repurchase agreements, due daily
      and collateralized by $49.5 million
      of marketable debt securities................    46,200          16,200
     Industrial revenue bonds to 2014 at 6.8%
      to 7.2% at March 31, 1995....................     7,746           7,772
     Obligations under capital leases..............     6,028           6,048
     Other.........................................     1,337           1,541
                                                     --------        --------
       Total.......................................  $252,833        $229,597
                                                     ========        ========

     At March 31, 1995, the variable interest rates for notes payable under the revolving credit agreement and the reverse repurchase agreements were 6.6% and 6.7%, respectively. The Company has three interest rate swap contracts with an aggregate notional amount of $40 million. Such contracts, which expire through 2004, fix a portion of the Company's variable rate debt at an effective interest rate of 8.1%.

     At March 31, 1995, property under direct financing leases and other property with carrying values aggregating approximately $293 million, together with current and future rentals from these properties and leases, were pledged as collateral for certain of the Company's debt.

     The company's debt can be summarized as follows:


                                                      March 31,  December 31,
                                                        1995         1994
                                                      ---------  ------------
     As to interest rate:
       Fixed rate debt (including amounts fixed
        through interest rate swaps)................   $101,692     $102,278
       Variable rate debt...........................    151,141      127,319
                                                       --------     --------
          Total.....................................   $252,833     $229,597
                                                       ========     ========
     As to collateralization:
       Secured debt.................................   $113,724     $ 84,284
       Unsecured debt...............................    139,109      145,313
                                                       --------     --------
          Total.....................................   $252,833     $229,597
                                                       ========     ========

3.   PROPERTY

     The Company's property consists of the following:


                                                      March 31,  December 31,
                                                         1995        1994
                                                      ---------  ------------
     Land...........................................   $126,969    $121,773
     Land under development.........................     48,064      50,537
     Buildings and improvements.....................    552,183     539,862
     Construction in-progress.......................     16,170      13,111
     Property under direct financing leases.........      9,680       9,851
                                                       --------    --------
         Total......................................   $753,066    $735,134
                                                       ========    ========

4.   CARRYING CHARGES CAPITALIZED

     During the periods shown, the following carrying charges were capitalized:


                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                         1995          1994
                                                         ----          ----
     Interest.........................................   $784          $217
     Ad valorem taxes.................................    122            36
                                                         ----          ----
         Total........................................   $906          $253
                                                         ====          ====


5.   CHANGES IN OPERATING ACCOUNTS

     The effect of changes in the operating accounts on cash flows from operating activities is as follows:


                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                              1995       1994
                                                            --------   --------
     Decrease (increase) in:
        Accrued rent and accounts receivable..............  $  6,225   $  5,620
        Other assets - primarily unamortized lease costs..    (1,345)      (898)

     Decrease in accounts payable and accrued expenses
       (excluding amounts applicable to construction
       in-progress).......................................   (11,107)   (10,755)
                                                            --------   --------

            Net change in operating accounts..............  $ (6,227)  $ (6,033)
                                                            ========   ========


                                     PART 1
                             FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS ENVIRONMENT

During this quarter, the Company renewed or released 376,000 square feet of retail space comprising 108 leases at average net rental rates 7.4% higher than the rentals previously received on those same spaces. Retail sales on the same store basis for the Company's portfolio were up slightly for the first quarter of 1995 as compared to the same quarter of the prior year. Occupancy as of March 31, 1995 for shopping centers stands at 92%, down slightly from 93% at year end and the first quarter of the prior year. The total portfolio remained constant at 92% from December 31, 1994.

Acquisitions and new development added nearly 450,000 square feet to the Company's portfolio during the first quarter. A 323,000 square foot shopping center located in Albuquerque was purchased in March, the Company's third center in this market. Presently, six additional properties are under contract or letter of intent, however there is no assurance that these transactions will be completed.

In January of 1995, the Company completed the second phases of two of its recently developed shopping centers, adding 122,000 square feet of retail space to the portfolio. Construction is ongoing at two additional new developments of the Company. Both of these high profile shopping centers are scheduled for completion in late 1995, and will add nearly 300,000 square feet to the portfolio. The combined cost of these two new developments will approximate $40 million.

FUNDS FROM OPERATIONS

The Company considers funds from operations to be an alternate measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization expenses, other than amortization of debt issue costs, as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The National Association of Real Estate Investment Trusts defines funds from operations as net income plus depreciation and amortization (excluding amortization of debt issue costs), less gains and losses on sales of properties. Funds from operations do not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

Funds from operations increased to $18.2 million for the first quarter of 1995, as compared to $17.1 million for the same period of 1994. Of this increase, $.3 million was non-recurring lease cancellation income. The remainder of the increase relates primarily to the impact of the Company's acquisitions and new developments during the past 12 months and, to a lesser degree, the activity at its existing retail properties and an increase in occupancy in its industrial portfolio.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements, and that cash on hand, borrowings under its existing credit facility, and the use of project financing as well as other debt and equity alternatives will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows increased to $12.1 million for the first three months of 1995, from $11.1 million for the same period of 1994, primarily due to the acquisition and development of additional income-producing properties during the past year.

The Company's Board of Trust Managers approved an increase in the quarterly dividend per common share from $.57 to $.60, effective this first quarter of 1995. The percentage of funds from operations paid out in cash dividends, or dividend payout ratio, was 87.0% and 86.4% for the first quarters of 1995 and 1994, respectively. The Company currently intends to maintain a conservative dividend payout ratio to further enhance the Company's capital structure.

The Company's capital structure at March 31, 1995 remained very strong. The debt to total market capitalization of 22% at March 31, 1995 was up slightly from 19% at December 31, 1994, but still well below the average of over 40% for all equity REITs. Total debt outstanding increased to $252.8 million at quarter end from $229.6 million at December 31, 1994. This increase was primarily due to the previously mentioned acquisition in March of 1995 and the Company's ongoing development efforts. These capital needs were financed through an increase in reverse repurchase agreements collateralized by the Company's investment in government securities.

In February of this quarter, the Company filed a $200 million shelf registration with the Securities and Exchange Commission, which allows for the issuance of debt or equity. The Company is currently examining its alternatives for fixed rate debt, as it currently has no intentions of issuing additional common equity at this time. In March of 1995, the Company exercised its option to fix the term and rate of a loan agreement with an insurance company. This twenty year, $28 million loan, bearing interest at 8.22%, was funded in April. The proceeds were used to reduce revolving credit debt. Subsequent to quarter end, the Company added another bank to the syndicate which provides the unsecured revolving credit facility, increasing the amount available from $150 million to $200 million.

The funding of the $28 million loan, the proceeds of which were used to reduce amounts outstanding under the revolving credit facility, and the expansion of the facility to $200 million have increased the amounts currently available under the revolving credit facility to fund future growth to over $90 million. Additionally, the Company has a substantial number of operating properties which are currently free of debt or other restrictions, thereby providing a collateral base for future borrowings.

The Company has protection against interest rate increases through fixed rate loans and interest rate swap agreements on $101.7 million of the total debt outstanding at March 31, 1995. The funding of the fixed rate loan in April has reduced this exposure to rate increases by an additional $28 million. For the quarter ended March 31, 1995, total debt costs averaged 7.3% as compared to 6.5% for the same period of the prior year. This increase is primarily a result of increases in market interest rates over the last 12 months.

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 1995

Net income increased to $11.4 million, or $.43 per share, from $10.6 million, or $.41 per share, for the first quarter of 1995 as compared with the same quarter of 1994. Of this increase, $.3 million, or $.01 per share, represents the impact of non-recurring lease cancellation income. The remainder of the increase relates primarily to the Company's acquisitions and new developments during the past 12 months.

Rental revenues were $29.7 million for 1995, as compared to $26.8 million for 1994, representing an increase of approximately $2.9 million or 10.8%. This increase relates primarily to acquisitions and new development and, to a lesser degree, the activity at the Company's existing retail properties and an increase in the occupancy of its industrial portfolio.

Interest expense increased $1.2 million to $3.4 million in 1995, from $2.3 million in 1994. This increase was due to an increase in average debt outstanding between periods, from $152.6 million in 1994 to $235.3 million in 1995, and an increase in the average interest rate during the quarter from 6.5% in 1994 to 7.3% in 1995, due primarily to increases in the market rate. These increases were partially offset by an increase in the amount of interest capitalized to projects under development from $.2 million in 1994 to $.8 million in 1995. The increase in interest capitalized results from significant construction activity at two of the Company's new development projects.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of the Company's acquisition and new development programs.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  THROUGH 3. - NONE

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         At the regular Annual Meeting of Shareholders of Weingarten Realty Investors held on April 27, 1995, the following matters were submitted to a vote of security holders:

         (a) The election of the following trust managers to serve until the next Annual Meeting of Shareholders or until their successors have been elected and qualified: Stanford Alexander, Andrew M. Alexander, Martin Debrovner, Melvin A. Dow, Stephen A. Lasher, Joseph W. Robertson, Jr., Douglas W. Schnitzer, Marc J. Shapiro and J. T. Trotter.

              APPROVED - 23,466,093 shares were voted in favor and 69,792 shares were withheld.

         (b) Ratification of the appointment of Deloitte & Touche LLP, independent certified public accountants, as the Company's auditors for the year ending December 31, 1995.

              APPROVED - 23,442,433 shares were voted in favor, 30,708 shares were voted against and 61,447 shares abstained from voting.

         (c) The amendment of the 1988 Share Option Plan of the Company to increase the number of shares available thereunder from 500,000 to 700,000.

              APPROVED - 22,896,566 shares were voted in favor, 499,298 shares were voted against and 139,420 shares abstained from voting.

ITEM 5.  NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

              (11)  A statement of computation of earnings per common share.

              (12) A statement of computation of ratios of earnings and funds from operations to fixed charges.

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



                                        WEINGARTEN REALTY INVESTORS
                                        ---------------------------
                                                (Registrant)



                                        BY:  /s/ Stanford Alexander
                                           --------------------------
                                               Stanford Alexander
                                        Chairman/Chief Executive Officer
                                          (Principal Executive Officer)



                                        BY:   /s/ Stephen C. Richter
                                           ---------------------------
                                              Stephen C. Richter
                                          Vice President/Financial
                                        Administration and Treasurer
                                        (Principal Accounting Officer)



DATE:  May 12, 1995
       ------------

                                                                      EXHIBIT 11

                          WEINGARTEN REALTY INVESTORS
                    COMPUTATION OF EARNINGS PER COMMON SHARE
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             Three Months Ended
                                                                 March 31,
                                                             ------------------
                                                               1995      1994
                                                             --------  --------
SIMPLE EARNINGS PER SHARE:
  Weighted Average Common Shares Outstanding...............    26,368    25,974
                                                              =======   =======
      Simple Earnings Per share............................   $   .43   $   .41
                                                              =======   =======

PRIMARY EARNINGS PER SHARE (NOTE A):
  Weighted Average Common Shares Outstanding...............    26,368    25,974
  Shares Issuable from Assumed Conversion of
   Common Share Options Granted and Outstanding............        12       127
                                                              -------   -------
  Weighted Average Common Shares Outstanding, as Adjusted..    26,380    26,101
                                                              =======   =======
      Primary Earnings Per Share...........................   $   .43   $   .41
                                                              =======   =======

FULLY DILUTED EARNINGS PER SHARE (NOTE A):
  Weighted Average Common Shares Outstanding...............    26,368    25,974
  Shares Issuable from Assumed Conversion of
   Common Share Options Granted and Outstanding............        12       127
                                                              -------   -------
  Weighted Average Common Shares Outstanding, as Adjusted..    26,380    26,101
                                                              =======   =======
      Fully Diluted Earnings Per Share.....................   $   .43   $   .41
                                                              =======   =======

EARNINGS FOR SIMPLE, PRIMARY AND FULLY DILUTED
  COMPUTATION:
   Earnings................................................   $11,364   $10,591
                                                              =======   =======


- ---------------
Note A: This calculation is submitted in accordance with Regulation S-K item 601(b)(11) although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

                                                                      EXHIBIT 12

                          WEINGARTEN REALTY INVESTORS
                        COMPUTATION OF RATIOS OF EARNINGS
                   AND FUNDS FROM OPERATIONS TO FIXED CHARGES
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                          Three Months Ended
                                                               March 31,
                                                          -------------------
                                                            1995       1994
                                                          ---------  --------

Net income..............................................   $11,364    $10,591

Add:
Portion of rents representative of the interest factor..       164        114
Interest on indebtedness................................     3,414      2,258
Amortization of debt cost...............................        31         54
                                                           -------    -------
Net income as adjusted..................................   $14,973    $13,017
                                                           =======    =======


Fixed charges:
Interest on indebtedness................................   $ 3,414    $ 2,258
Capitalized interest....................................       784        217
Amortization of debt cost...............................        31         54
Portion of rents representative of the interest factor..       164        114
                                                           -------    -------
Fixed charges...........................................   $ 4,393    $ 2,643
                                                           =======    =======

RATIO OF EARNINGS TO FIXED CHARGES......................      3.41       4.93
                                                           =======    =======


Net income..............................................   $11,364    $10,591
Depreciation and amortization...........................     6,997      6,255
(Gain) loss on sales of property........................      (141)       270
                                                           -------    -------
Funds from operations...................................    18,220     17,116
Interest on indebtedness................................     3,414      2,258
                                                           -------    -------

Funds from operations (as adjusted).....................   $21,634    $19,374
                                                           =======    =======

RATIO OF FUNDS FROM OPERATIONS TO FIXED CHARGES.........      4.92       7.33
                                                           =======    =======