Form 10-Q
period 1995-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 1995-08-10
CIK 828916

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from            to

                         Commission file number 1-9876

                          WEINGARTEN REALTY INVESTORS
                          ---------------------------
             (Exact name of registrant as specified in its charter)

                     TEXAS                                     74-1464203
                     -----                                     ----------
          (State or other jurisdiction of                    (I.R.S. Employer
           incorporation or organization)                    Identification No.)

2600 Citadel Plaza Drive, P.O. Box 924133, Houston, Texas        77292-4133
---------------------------------------------------------        ----------
      (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code:  (713) 866-6000


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes [ ]. No [ ].

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 4, 1995, there were 26,530,299 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

                                     PART 1
                             FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                          WEINGARTEN REALTY INVESTORS
                       STATEMENTS OF CONSOLIDATED INCOME
                                  (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      Three Months Ended     Six Months Ended
                                                           June 30,              June 30,
                                                     -------------------    --------------------
                                                       1995       1994         1995       1994
                                                     ---------  --------    ----------  --------
Revenues:
 Rentals............................................  $30,304    $27,381      $60,002    $54,191
 Interest:
  Securities and other..............................      797        829        1,574      1,653
  Affiliates........................................      721        715        1,405      1,369
 Equity in earnings of real estate joint ventures
  and partnerships..................................      393        355          778        685
 Other..............................................      444        136          992        407
                                                      -------    -------      -------    -------
   Total............................................   32,659     29,416       64,751     58,305
                                                      -------    -------      -------    -------
Expenses:
 Depreciation and amortization......................    7,273      6,601       14,300     12,855
 Operating..........................................    5,019      4,958        9,942      9,468
 Ad valorem taxes...................................    4,225      3,852        8,455      7,581
 Interest...........................................    4,008      2,590        7,422      4,848
 General and administrative.........................    1,157      1,199        2,432      2,476
                                                      -------    -------      -------    -------
   Total............................................   21,682     19,200       42,551     37,228
                                                      -------    -------      -------    -------

Income from Operations..............................   10,977     10,216       22,200     21,077
Gain (loss) on sales of property....................      (46)                     95       (270)
                                                      -------    -------      -------    -------
Net Income..........................................  $10,931    $10,216      $22,295    $20,807
                                                      =======    =======      =======    =======
Net Income per Common Share.........................     $.41       $.39         $.84       $.80
                                                      =======    =======      =======    =======
Cash Dividends Declared per Common Share............     $.60       $.57        $1.20      $1.14
                                                      =======    =======      =======    =======
Weighted Average Number of Common Shares
 Outstanding........................................   26,423     26,043       26,396     26,020
                                                      =======    =======      =======    =======



                See notes to consolidated financial statements.

                          WEINGARTEN REALTY INVESTORS
                          CONSOLIDATED BALANCE SHEETS
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              June 30,    December 31,
                                                                1995         1994
                                                             ----------  -------------
                                                             (Unaudited)
                        ASSETS
                        ------
Property...................................................  $ 779,948      $ 735,134
Accumulated depreciation...................................   (203,797)      (191,427)
                                                             ---------      ---------
 Property - net............................................    576,151        543,707
Investment in Real Estate Joint Ventures and Partnerships..      9,059          9,442
                                                             ---------      ---------
   Total...................................................    585,210        553,149
Mortgage Bonds and Notes Receivable from:
 Affiliate (net of deferred gain of $16,235)...............     25,669         25,112
 Real Estate Joint Ventures and Partnerships...............     13,693         13,590
Marketable Debt Securities (Held-to-Maturity)..............     49,069         49,906
Unamortized Debt and Lease Costs...........................     18,214         16,997
Accrued Rent and Accounts Receivable (net of allowance
 for doubtful accounts of $1,381 in 1995 and
 $1,007 in 1994)...........................................      9,130         14,367
Cash and Cash Equivalents..................................      3,825          3,295
Other......................................................      6,168          5,621
                                                             ---------      ---------
   Total...................................................  $ 710,978      $ 682,037
                                                             =========      =========

            LIABILITIES AND SHAREHOLDERS' EQUITY
            ------------------------------------
Debt.......................................................  $ 269,673      $ 229,597
Accounts Payable and Accrued Expenses......................     18,432         26,512
Other......................................................      2,365          2,535
                                                             ---------      ---------
   Total...................................................    290,470        258,644
                                                             ---------      ---------

Shareholders' Equity:
 Preferred shares of beneficial interest-par value,
 $0.03 per share; shares authorized: 10,000;
 shares issued and outstanding: none
 Common shares of beneficial interest - par value,
 $0.03 per share; shares authorized: 150,000;
 shares issued and outstanding: 26,530
 in 1995 and 26,368 in 1994................................        796            791
 Capital surplus...........................................    419,712        422,602
                                                             ---------      ---------
  Shareholders' equity.....................................    420,508        423,393
                                                             ---------      ---------
   Total...................................................  $ 710,978      $ 682,037
                                                             =========      =========

               See notes to consolidated financial statements.

                          WEINGARTEN REALTY INVESTORS
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)

                                                                    Six Months Ended
                                                                         June 30,
                                                                  ---------------------
                                                                     1995       1994
                                                                  ----------  ---------
Cash Flows from Operating Activities:
  Net Income..................................................... $  22,295   $ 20,807
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization................................    14,300     12,855
    Real estate joint ventures and partnerships:
      Equity in earnings.........................................      (778)      (685)
      Cash distributions.........................................       815        661
    (Gain) loss on sales of property.............................       (95)       270
    Amortization of direct financing leases......................       331        293
    Net effect of changes in operating accounts..................    (5,788)    (5,990)
    Other, net...................................................        41         (2)
                                                                  ---------   --------
      Net cash provided by operating activities..................    31,121     28,209
                                                                  ---------   --------
Cash Flows from Investing Activities:
  Property acquisitions and development..........................   (39,400)   (38,500)
  Notes Receivable:
    Advances.....................................................    (2,243)    (3,361)
    Collections..................................................     1,679      1,006
  Proceeds from sales of property................................       184      1,202
  Investment in real estate joint ventures and partnerships......       (40)      (196)
  Other..........................................................     1,300      1,273
                                                                  ---------   --------
      Net cash used in investing activities......................   (38,520)   (38,576)
                                                                  ---------   --------
Cash Flows from Financing Activities:
  Proceeds from issuance of:
    Debt.........................................................   146,112     43,358
    Common shares of beneficial interest.........................                  116
  Principal payments of debt.....................................  (106,273)    (4,498)
  Dividends paid.................................................   (31,641)   (29,684)
  Other..........................................................      (269)      (128)
                                                                  ---------   --------
      Net cash provided by financing activities..................     7,929      9,164
                                                                  ---------   --------

Net increase (decrease) in cash and cash equivalents.............       530     (1,203)

Cash and cash equivalents at January 1...........................     3,295      3,226
                                                                  ---------   --------

Cash and cash equivalents at June 30............................. $   3,825   $  2,023
                                                                  =========   ========

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

2. DEBT

   The Company's debt consists of the following:


                                                        June 30,  December 31,
                                                          1995        1994
                                                        --------  ------------
Fixed-rate debt payable to 2015 at 6.0% to 10.5%...    $168,288      $ 53,036
Notes payable under revolving credit agreement.....      40,000       145,000
Reverse repurchase agreements, due daily and
  collateralized by $49.1 million of marketable
  debt securities..................................      46,812        16,200
Industrial revenue bonds to 2014 at 6.8%
  to 7.2% at June 30, 1995.........................       7,713         7,772
Obligations under capital leases...................       6,008         6,048
Other..............................................         852         1,541
                                                       --------      --------
    Total..........................................    $269,673      $229,597
                                                       ========      ========

   At June 30, 1995, the variable interest rates for notes payable under the revolving credit agreement and the reverse repurchase agreements were 6.56% and 6.44%, respectively. The Company has three interest rate swap contracts with an aggregate notional amount of $40 million. Such contracts, which expire through 2004, fix a portion of the Company's variable rate debt at an effective interest rate of 8.1%.

   During the quarter, the Company funded a $28.0 million self amortizing loan with an insurance company. The loan bears interest at 8.22% and has a twenty year term. Additionally, unsecured Medium Term Notes totaling $87.5 million were issued during the quarter. These notes bear interest at an average rate of 7.17% and have average terms of 7.7 years.

   At June 30, 1995, property under direct financing leases and other property with carrying values aggregating approximately $254.6 million, together with current and future rentals from these properties and leases, were pledged as collateral for certain of the Company's debt.

   The company's debt can be summarized as follows:


                                                        June 30,  December 31,
                                                          1995       1994
                                                        --------   --------
As to interest rate:
  Fixed rate debt (including amounts fixed through
    interest rate swaps).............................   $214,594   $102,278
  Variable rate debt.................................     55,079    127,319
                                                        --------   --------
      Total..........................................   $269,673   $229,597
                                                        ========   ========
As to collateralization:
  Secured debt.......................................   $ 95,059   $ 84,284
  Unsecured debt.....................................    174,614    145,313
                                                        --------   --------
      Total..........................................   $269,673   $229,597
                                                        ========   ========

3. PROPERTY

   The Company's property consists of the following:

                                                        June 30,  December 31,
                                                          1995       1994
                                                        --------   --------
Land.................................................   $130,942   $121,773
Land under development...............................     48,597     50,537
Buildings and improvements...........................    570,110    539,862
Construction in-progress.............................     20,414     13,111
Property under direct financing leases...............      9,885      9,851
                                                        --------   --------
     Total...........................................   $779,948   $735,134
                                                        ========   ========

4. CARRYING CHARGES CAPITALIZED

   During the periods shown, the following carrying charges were capitalized:

                                                 Three Months Ended     Six Months Ended
                                                      June 30,             June 30,
                                                 ------------------     -----------------
                                                   1995      1994        1995       1994
                                                 --------  --------     ------     ------
Interest....................................     $762        $213       $1,546      $430
Ad valorem taxes............................      119          40          241        76
                                                 ----        ----       ------     -----
   Total....................................     $881        $253       $1,787      $506
                                                 ====        ====       ======     =====

5. CHANGES IN OPERATING ACCOUNTS

   The effect of changes in the operating accounts on cash flows from operating activities is as follows:

                                                      Six Months Ended
                                                          June 30,
                                                     -------------------
                                                       1995       1994
                                                     ---------  --------
Decrease (increase) in:
  Accrued rent and accounts receivable..............  $ 3,175   $ 3,213
  Other assets - primarily unamortized lease costs..   (2,747)   (2,471)

Decrease in accounts payable and accrued expenses
  (excluding amounts applicable to construction
  in-progress)......................................   (6,216)   (6,732)
                                                      -------   -------

    Net change in operating accounts................  $(5,788)  $(5,990)
                                                      =======   =======

   During 1995, a shopping center was acquired through the issuance of 162,500 common shares of beneficial interest. In 1994, 300,020 common shares were issued in exchange for 11.6 acres of land.

                                     PART 1


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS ENVIRONMENT

During this quarter, the Company renewed or released 600,000 square feet of retail space comprising over 200 leases at average net rental rates 7.6% higher than the rentals previously received on those same spaces. Retail sales on the same store basis for the Company's portfolio were up about 1% for the first six months of 1995 as compared to the same period of the prior year. Occupancy as of June 30, 1995 for shopping centers stands at 92%, unchanged from the prior quarter and down slightly from 93% for the second quarter of 1994. Occupancy of the industrial portfolio increased to 94% from 80% for the second quarter of 1994. The total portfolio remained constant at 92% from the prior quarter.

During the quarter, the Company added 301,000 square feet to its portfolio by purchasing two shopping centers as well as a joint venture partner's 50% interest in a third center. In July, an additional 291,000 square feet of retail space and a 133,000 square foot Houston office service center was acquired. Including the 323,000 square foot center acquired in the first quarter, the Company has now closed over 1 million square feet totaling over $52 million through the first seven months of the year. These acquisition accomplishments already surpass the results for all of 1994 in terms of total investment.

Construction continues at the Company's two new developments. Both of these high profile shopping centers are scheduled for completion in late 1995, and will add nearly 300,000 square feet to the portfolio. The combined cost of these two new developments will approximate $40 million.

FUNDS FROM OPERATIONS

The Company considers funds from operations to be an alternate measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization expenses, other than amortization of debt issue costs, as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The National Association of Real Estate Investment Trusts defines funds from operations as net income plus depreciation and amortization (excluding amortization of debt costs), less gains and losses on sales of properties. Funds from operations do not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

Funds from operations increased to $18.2 million for the second quarter of 1995, as compared to $16.8 million for the same period of 1994, an 8.3 % increase. For the six months ended June 30, 1995, funds from operations totaled $36.4 million, up $2.5 million from the same period of the prior year. These increases relate primarily to the impact of the Company's acquisitions and new developments during the past 12 months and, to a lesser degree, the activity at its existing retail properties and an increase in occupancy in its industrial portfolio. Additionally, $.3 million of non-recurring lease cancellation income was recognized in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements, and that cash on hand, borrowings under its existing credit facility, and the use of project financing as well as other debt and equity alternatives will provide the necessary capital to achieve growth.
Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows increased to $31.1 million for the first six months of 1995, from $28.2 million for the same period of 1994, primarily due to the acquisition and development of additional income-producing properties during the past year.

The Company's Board of Trust Managers approved an increase in the quarterly dividend per common share from $.57 to $.60, effective the first quarter of 1995. The percentage of funds from operations paid out in cash dividends, or dividend payout ratio, was 86.9% and 88.0% for the second quarters of 1995 and 1994, respectively. The Company currently intends to maintain a conservative dividend payout ratio to further enhance the Company's capital structure.

In April, the Company funded a $28.0 million self amortizing loan with an insurance company bearing interest at 8.22% with a term of twenty years. In a series of transactions during May, under our $200 million shelf registration, the Company issued $87.5 million of unsecured Medium Term Notes with maturities ranging from five to ten years. These notes bear interest at an average rate of 7.17% and have an average term of 7.7 years. The proceeds from these transactions were used to pay down balances outstanding under the Company's unsecured revolving credit facility, reducing the amount of debt unprotected from interest rate fluctuations to $55.1 million on total debt outstanding of $269.7 million at June 30, 1995.

In April, the Company also completed the expansion of its unsecured revolving credit facility from $150 million to $200 million. With the completion of the previously mentioned fixed rate debt transactions, the Company had $160 million available at quarter end under this facility to fund future growth. Debt to total market capitalization remains a very low 22% and cash flow covers interest costs over 4.5 times. Combined with a favorable A+/A2 credit rating, this strong capital structure enables the Company to choose from a variety of opportunities to fulfill its need for new capital to finance additional acquisitions and new development.

During the quarter, the Company issued 162,500 common shares of beneficial interest as consideration for a shopping center which was acquired. The seller has the right to put these shares back to the Company at a specified price per share after one year. This would require an approximate $6.3 million disbursement by the Company to reacquire the shares.

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 1995

Net income increased by 7.0%, from $10.2 million for 1994 to $10.9 million for 1995. On a per share basis, net income was $.41 and $.39 for the three months ended June 30, 1995 and 1994, respectively. This increase was due primarily to the Company's acquisition and new development programs.

Rental revenues were $30.3 million for 1995, as compared to $27.4 million for 1994, representing an increase of approximately $2.9 million or 10.7%. This increase relates primarily to acquisitions and new development and, to a lesser degree, the activity at the Company's existing retail properties and an increase in the occupancy of its industrial portfolio.

Interest expense increased $1.4 million to $4.0 million in 1995, from $2.6 million in 1994. This increase was due to an increase in average debt outstanding between periods, from $166.7 million in 1994 to $249.3 million in 1995, and an increase in the average interest rate during the quarter from 6.6% in 1994 to 7.6% in 1995. The increase in the average rate was a result of the replacement of $115.5 million of floating rate debt with higher cost fixed rate debt and increases in the market rate. These increases were partially offset by an increase in the amount of interest capitalized to projects under development from $.2 million in 1994 to $.8 million in 1995. The increase in interest capitalized results from significant construction activity at the Company's two new development projects.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of the Company's acquisition and new development programs.

SIX MONTHS ENDED JUNE 30, 1995

Net income increased to $22.3 million, or $.84 per share, for the six months ended June 30, 1995 from $20.8 million, or $.80 per share for 1994. Included in the 1995 amount is $.3 million, or about .01 per share, of nonrecurring lease cancellation income recognized in the first quarter. The remainder of the increase is due primarily to the Company's acquisition and new development program.

Rental revenues increased 10.7% to $60.0 million, compared with $54.2 for the same period of the prior year. This increase relates primarily to acquisitions and new development and, to a lesser degree, the activity at the Company's existing retail properties and an increase in the occupancy of its industrial portfolio.

Interest expense increased from $4.8 million for the first six months of 1994 to $7.4 million for the same period of 1995. Average debt outstanding increased from $159.7 million for 1994 to $240.1 million for 1995 and the average interest rate increased from 6.6% to 7.4%. The increase in debt outstanding is a result of our expenditures for acquisitions and new development and the increase in rate is a result of overall increases in market rates and an increase in the amount of higher cost fixed rate debt. These increases were partially offset by an increase in the amount of interest capitalized to projects under development from $.4 million in 1994 to $1.5 million in 1995 due to the significant construction activity in 1995.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1. THROUGH 5. - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

      (10.27) 7.10% Senior Medium Term Note (Series A) of the Company, dated
              5-22-95, in the amount of $12,500,000.

      (10.28) 7.29% Senior Medium Term Note (Series A) of the Company, dated
              5-22-95, in the amount of $12,500,000.

      (10.29) 7.35% Senior Medium Term Note (Series A) of the Company, dated
              5-30-95, in the amount of $12,500,000.

      (10.30) 7.125% Senior Medium Term Note (Series A) of the Company, dated
              5-30-95, in the amount of $12,500,000.

      (10.31) 7.22% Senior Medium Term Note (Series A) of the Company, dated
              6-1-95, in the amount of $12,500,000.

      (10.32) 6.82% Senior Medium Term Note (Series A) of the Company, dated
              6-1-95, in the amount of $25,000,000.

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



                                            WEINGARTEN REALTY INVESTORS
                                            -----------------------------
                                                     (Registrant)



                                            BY:  /s/ Stanford Alexander
                                               --------------------------
                                                    Stanford Alexander
                                            Chairman/Chief Executive Officer
                                              (Principal Executive Officer)



                                            BY:   /s/ Stephen C. Richter
                                               --------------------------
                                                   Stephen C. Richter
                                                 Vice President/Financial
                                               Administration and Treasurer
                                              (Principal Accounting Officer)



  DATE:  August 9, 1995