Form 10-Q
period 1995-09-30
WEINGARTEN REALTY INVESTORS /TX/
filed 1995-11-09
CIK 828916

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 1, 1995, there were 26,530,299 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

                                     PART 1
                             FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                          WEINGARTEN REALTY INVESTORS
                       STATEMENTS OF CONSOLIDATED INCOME
                                  (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          Three Months Ended Nine Months Ended
                                                             September 30,     September 30,
                                                           ----------------  ----------------
                                                            1995     1994     1995     1994
                                                           -------  -------  -------  -------
Revenues:
 Rentals...........................................        $31,917  $29,028  $91,920  $83,219
 Interest:
  Securities and other.............................            851      810    2,425    2,463
  Affiliates.......................................            528      628    1,933    1,997
 Equity in earnings of real estate joint ventures
  and partnerships.................................            383      358    1,159    1,043
 Other.............................................            206      302    1,199      709
                                                           -------  -------  -------  -------
   Total...........................................         33,885   31,126   98,636   89,431
                                                           -------  -------  -------  -------

Expenses:
 Depreciation and amortization.....................          7,819    6,812   22,119   19,667
 Operating.........................................          5,044    4,787   14,986   14,255
 Ad valorem taxes..................................          4,029    4,249   12,484   11,830
 Interest..........................................          4,508    2,660   11,930    7,508
 General and administrative........................          1,245      745    3,677    3,221
                                                           -------  -------  -------  -------
   Total...........................................         22,645   19,253   65,196   56,481
                                                           -------  -------  -------  -------

Income from Operations.............................         11,240   11,873   33,440   32,950
Gain (loss) on sales of property...................             19               114     (270)
                                                           -------  -------  -------  -------

Net Income.........................................        $11,259  $11,873  $33,554  $32,680
                                                           =======  =======  =======  =======
Net Income per Common Share........................           $.42     $.45    $1.27    $1.25
                                                           =======  =======  =======  =======
Cash Dividends Declared per Common Share...........           $.60     $.57    $1.80    $1.71
                                                           =======  =======  =======  =======
Weighted Average Number of Common Shares
 Outstanding.......................................         26,530   26,347   26,441   26,130
                                                           =======  =======  =======  =======




                See notes to consolidated financial statements.

                          WEINGARTEN REALTY INVESTORS
                           CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             September 30,   December 31,
                                                                  1995           1994
                                                             --------------  -------------
                                                              (Unaudited)

                       ASSETS
                       ------

Property...................................................      $ 817,336      $ 735,134
Accumulated depreciation...................................       (209,716)      (191,427)
                                                                 ---------      ---------
  Property - net...........................................        607,620        543,707
Investment in Real Estate Joint Ventures and Partnerships..          8,964          9,442
                                                                 ---------      ---------
      Total................................................        616,584        553,149
Mortgage Bonds and Notes Receivable from:
  Affiliate (net of deferred gain of $16,235)..............         16,113         25,112
  Real Estate Joint Ventures and Partnerships..............         13,746         13,590
Marketable Debt Securities.................................         48,513         49,906
Unamortized Debt and Lease Costs...........................         18,475         16,997
Accrued Rent and Accounts Receivable (net of allowance
  for doubtful accounts of $1,417 in 1995 and
  $1,007 in 1994)..........................................         10,912         14,367
Cash and Cash Equivalents..................................          3,108          3,295
Other......................................................         10,104          5,621
                                                                 ---------      ---------
              Total........................................      $ 737,555      $ 682,037
                                                                 =========      =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Debt............................................................  $293,320       $229,597
Accounts Payable and Accrued Expenses...........................    25,735         26,512
Other...........................................................     2,591          2,535
                                                                  --------       --------
      Total.....................................................   321,646        258,644
                                                                  --------       --------


Shareholders' Equity:
  Preferred shares of beneficial interest - par value, $0.03 per share; shares authorized:  10,000; shares issued and
      outstanding: none
  Common shares of beneficial interest - par value, $0.03 per share; shares authorized: 150,000; shares issued and
      outstanding: 26,530 in 1995 and 26,368 in 1994............       796            791
  Capital surplus...............................................   415,113        422,602
                                                                  --------       --------
      Shareholders' equity......................................   415,909        423,393
                                                                  --------       --------
              Total.............................................  $737,555       $682,037
                                                                  ========       ========

                See notes to consolidated financial statements.

                          WEINGARTEN REALTY INVESTORS
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                                                Nine Months Ended
                                                                  September 30,
                                                               --------------------
                                                                 1995       1994
                                                               ---------  ---------

Cash Flows from Operating Activities:
  Net Income.................................................  $ 33,554   $ 32,680
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization..........................    22,119     19,667
      Real estate joint ventures and partnerships:
         Equity in earnings..................................    (1,159)    (1,043)
         Cash distributions..................................     1,116      1,056
      (Gain) loss on sales of property.......................      (114)       270
      Issuance of stock awards...............................                  411
      Amortization of direct financing leases................       496        439
      Net effect of changes in operating accounts............    (2,350)    (1,287)
      Other, net.............................................        56        (38)
                                                               --------   --------
         Net cash provided by operating activities...........    53,718     52,155
                                                               --------   --------
Cash Flows from Investing Activities:
  Property acquisitions and development......................   (77,232)   (59,890)
  Notes Receivable:
      Advances...............................................    (6,202)    (5,352)
      Collections............................................    11,817      2,514
  Proceeds from sales of property............................       299      1,202
  Investment in real estate joint ventures and partnerships..       (53)      (217)
  Other......................................................     2,084      1,864
                                                               --------   --------
         Net cash used in investing activities...............   (69,287)   (59,879)
                                                               --------   --------
Cash Flows from Financing Activities:
  Proceeds from issuance of:
      Debt...................................................   148,790     61,642
      Common shares of beneficial interest...................                  116
  Principal payments of debt.................................   (85,303)    (5,958)
  Dividends paid.............................................   (47,560)   (44,706)
  Other......................................................      (545)    (3,839)
                                                               --------   --------
         Net cash provided by financing activities...........    15,382      7,255
                                                               --------   --------

Net decrease in cash and cash equivalents....................      (187)      (469)

Cash and cash equivalents at January 1.......................     3,295      3,226
                                                               --------   --------

Cash and cash equivalents at September 30....................  $  3,108   $  2,757
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

2.       DEBT

         The Company's debt consists of the following:


                                                          September 30,  December 31,
                                                              1995           1994
                                                          -------------  ------------
      Fixed-rate debt payable to 2015 at 6.0% to 10.5%..       $170,217      $ 53,036
      Notes payable under revolving credit agreement....         69,000       145,000
      Reverse repurchase agreements, due daily and
         collateralized by $48.5 million of marketable
         debt securities................................         39,490        16,200
      Industrial revenue bonds to 2014 at 4.5%
         to 7.0% at September 30, 1995..................          7,695         7,772
      Obligations under capital leases..................          6,001         6,048
      Other.............................................            917         1,541
                                                               --------      --------
            Total.......................................       $293,320      $229,597
                                                               ========      ========

         At September 30, 1995, the variable interest rates for notes payable under the revolving credit agreement and the reverse repurchase agreements were 6.31% and 6.81%, respectively. The Company has three interest rate swap contracts with an aggregate notional amount of $40 million. Such contracts, which expire through 2004, fix a portion of the Company's variable rate debt at an effective interest rate of 8.1%.

         During the quarter, the Company issued a Medium Term Note for $10 million which bears interest at 7.39% and has a term of 6.3 years.

         At September 30, 1995, property under direct financing leases and other property with carrying values aggregating approximately $161.1 million, together with current and future rentals from these properties and leases, were pledged as collateral for certain of the Company's debt.

         The company's debt can be summarized as follows:


                                                      September 30,  December 31,
                                                          1995           1994
                                                      -------------  ------------
 As to interest rate:
  Fixed rate debt (including amounts fixed through
   interest rate swaps).............................       $210,797      $102,278
  Variable rate debt................................         82,523       127,319
                                                           --------      --------
    Total...........................................       $293,320      $229,597
                                                           ========      ========
 As to collateralization:
  Secured debt......................................       $ 86,962      $ 84,284
  Unsecured debt....................................        206,358       145,313
                                                           --------      --------
    Total...........................................       $293,320      $229,597
                                                           ========      ========

3.       PROPERTY

         The Company's property consists of the following:


                                                      September 30,  December 31,
                                                          1995           1994
                                                      -------------  ------------
 Land...............................................       $136,182      $121,773
 Land under development.............................         51,781        50,537
 Buildings and improvements.........................        602,241       539,862
 Construction in-progress...........................         17,432        13,111
 Property under direct financing leases.............          9,700         9,851
                                                           --------      --------
    Total...........................................       $817,336      $735,134
                                                           ========      ========

4.    CARRYING CHARGES CAPITALIZED

      During the periods shown, the following carrying charges were capitalized:


                                      Three Months Ended        Nine Months Ended
                                         September 30,            September 30,
                                      ------------------        -----------------
                                       1995        1994           1995      1994
                                      -----       -----          ------    ------
      Interest..................      $ 786       $ 598          $2,332    $1,028
      Ad valorem taxes..........        131         177             372       253
                                      -----       -----          ------    ------
            Total...............      $ 917       $ 775          $2,704    $1,281
                                      =====       =====          ======    ======


5.    CHANGES IN OPERATING ACCOUNTS

      The effect of changes in the operating accounts on cash flows from operating activities is as follows:


                                                                       Nine Months Ended
                                                                         September 30,
                                                                      -------------------
                                                                        1995       1994
                                                                      ---------  --------
      Decrease (increase) in:
         Accrued rent and accounts receivable.......................   $ 1,492   $   497
         Other assets...............................................    (5,058)      862
      Decrease (increase) in accounts payable and accrued expenses
         (excluding amounts applicable to construction
         in-progress)...............................................     1,216    (2,646)
                                                                       -------   -------
            Net change in operating accounts........................   $(2,350)  $(1,287)
                                                                       =======   =======

         During 1995, a shopping center was acquired through the issuance of 162,500 common shares of beneficial interest. In 1994, 300,020 common shares were issued in exchange for 11.6 acres of land. Also during 1994, three acquisitions were financed through the assumption of $12.3 million of permanent trust-deed debt.

6.      RELATED PARTY TRANSACTION

         The Company and WRI Holdings, Inc. ("Holdings") are related parties because they share certain directors and are under common management.

         In August, Hospitality Venture, in which Holdings owns a 50% interest, sold its interest in seven motor hotels. The Company received from Holdings $6.3 million in cash and substantive ownership of a $3.5 million note receivable in payment of outstanding mortgage bonds receivable and notes receivable. The purchaser of the hotels is the issuer of the three-year, interest only note receivable which bears interest at a rate of 14%. The proceeds were used to extinguish the carrying value of the mortgage bonds receivable, net of deferred gain, related to the seven motor hotels and all other notes receivable specifically related to the investment in Hospitality Venture. The balance of the proceeds were used to pay down other notes receivable between Holdings and the Company. The Company did not recognize any of the previously deferred gain on the transaction.

7.      SUBSEQUENT EVENT

         Subsequent to quarter end, the Company sold its investment in U.S. Treasury Notes for $31.8 million, resulting in a gain of $.1 million. The Company's remaining investment in U.S. government agency guaranteed pass-through securities with a carrying value of $16 million, which were previously classified as "held-to-maturity", will be reclassified as "available-for-sale." The reclassification has no income statement effect and the impact on the balance sheet is insignificant as the fair value of the securities approximates the current carrying value.

                                     PART 1


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS ENVIRONMENT

Through the first nine months of 1995, the Company renewed or released over 1 million square feet of retail space comprising over 340 leases at average net rental rates 7.1% higher than the rentals previously received on those same spaces. Retail sales on the same store basis for the Company's portfolio were up about 1% for the first nine months of 1995 as compared to the same period of the prior year. Occupancy as of September 30, 1995 for shopping centers stands at 92%, unchanged from the prior quarter and down slightly from 93% for the third quarter of 1994. Occupancy of the industrial portfolio increased to 94% from 88% for the third quarter of 1994. The total portfolio increased to 93% from 92% for the prior quarter.

During the quarter, the Company added 425,000 square feet to its portfolio by purchasing two shopping centers and an office service center. The Company has now acquired over 1 million square feet totaling over $52 million through the first nine months of the year. These acquisition accomplishments already surpass the results for all of 1994 in terms of total investment. Subsequent to quarter end, another 87,000 square foot shopping center was acquired.

Several tenants have opened for business at the Company's two new development locations. Both of these high profile shopping centers are scheduled for final completion in early 1996, and will add nearly 300,000 square feet to the portfolio. The combined cost of these two new developments will approximate $40 million. A 3.2 acre tract of land was acquired in Houston in September. Development activities will begin immediately on a 35,000 square foot retail center.

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

Funds from operations increased to $19.0 million for the third quarter of 1995, as compared to $18.7 million for the same period of 1994. Included in the 1994 amount was $.9 million of non-recurring bad debt recovery and state income tax refunds. Excluding these amounts, funds from operations increased 6.4% from the same quarter of the prior year. For the nine months ended September 30, 1995, funds from operations totaled $55.4 million, up $2.8 million from the same period of the prior year. Included in the 1994 amount was the same $.9 million of non-recurring items and included in the 1995 amounts is $.3 million of non-recurring lease cancellation income. Excluding these amounts, funds from operations for the nine months increased by 6.5% from the same period of the prior year. These increases relate primarily to the impact of the Company's acquisitions and new developments during the past 12 months and, to a lesser degree, the activity at its existing retail properties and an increase in occupancy in its industrial portfolio.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements, and that cash on hand, borrowings under its existing credit facility, and the use of project financing as well as other debt and equity alternatives will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows increased to $53.7 million for the first nine months of 1995, from $52.1 million for the same period of 1994, primarily due to the acquisition and development of additional income-producing properties during the past year.

The Company's Board of Trust Managers approved an increase in the quarterly dividend per common share from $.57 to $.60, effective the first quarter of 1995. The percentage of funds from operations paid out in cash dividends, or dividend payout ratio, was 84% and 80% for the third quarters of 1995 and 1994, respectively. The Company currently intends to maintain a conservative dividend payout ratio to further enhance the Company's capital structure.

During August, the Company issued an additional $10.0 million of unsecured Medium Term Notes with a rate of 7.39% and maturity of 6.3 years. Since May of this year, the Company has issued a total of $97.5 million of Medium Term Notes under our $200 million shelf registration, with maturities ranging from five to ten years and an average interest rate of 7.21%. The proceeds from these transactions were used to pay down balances outstanding under the Company's unsecured revolving credit facility which is generally used to initially fund the Company's acquisition and new development activities. The amount of debt unprotected from interest rate fluctuations was $82.5 million on total debt outstanding of $293.3 million at September 30, 1995.

With the completion of the previously mentioned fixed rate debt transactions, the Company had $131 million available at quarter end under its unsecured revolving credit facility and $7.8 million of marketable debt securities against which additional borrowings can be made to fund future growth. Debt to total market capitalization remains a very low 24% and cash flow covers interest costs over 4.7 times. Combined with a favorable A+/A2 credit rating, this strong capital structure enables the Company to choose from a variety of opportunities to fulfill its need for new capital to finance additional acquisitions and new development.

Subsequent to quarter end, the Company sold its investment in U.S. Treasury Notes for $31.8 million. The Company generally borrowed funds under low cost reverse repurchase agreements for up to 98% of the value of the Treasury Notes, which served as collateral for the borrowings. The amount of borrowings under reverse repurchase agreements will be reduced prospectively to a maximum of 98% of the Company's remaining $16 million investment in government securities.

In August, Hospitality Venture, a 50% owned investee of an affiliate of the Company, sold its interests in seven motor hotels. The Company received from its affiliate, WRI Holdings Inc., $6.3 million in cash and substantive ownership of a $3.5 million note receivable in payment of outstanding mortgage bonds receivable and notes receivable. The purchaser of the hotels is the issuer of the three-year, interest only note receivable which bears interest at a rate of 14%. The Company did not recognize any of the previously deferred gain on the transaction.

RESULTS OF OPERATIONS
QUARTER ENDED SEPTEMBER 30, 1995

Net income decreased by $.6 million, from $11.9 million for 1994 to $11.3 million for 1995. On a per share basis, net income was $.42 and $.45 for the three months ended September 30, 1995 and 1994, respectively. The 1994 results include $.9 million or $.03 per share of non-recurring bad debt recovery and state income tax refunds. Excluding these non-recurring items, net income increased 2.3% over the same quarter of the prior year. This increase was due primarily to the Company's acquisition and new development programs.

Rental revenues were $31.9 million for 1995, as compared to $29.0 million for 1994, representing an increase of approximately $2.9 million or 10.0%. Included in the 1994 amount is $.3 million of non-recurring bad debt recovery. The increase in rental revenue relates primarily to acquisitions and new development and, to a lesser degree, the activity at the Company's existing retail properties and an increase in the occupancy of its industrial portfolio.

Interest expense increased $1.8 million to $4.5 million in 1995, from $2.7 million in 1994. This increase was due to an increase in average debt outstanding between periods, from $193.7 million in 1994 to $279.7 million in 1995, and an increase in the average interest rate during the quarter from 6.6% in 1994 to 7.6% in 1995. The increase in the average rate was a result of the replacement of over $126 million of floating rate debt with higher cost fixed rate debt since April 1995 and increases in the market rate.

The decrease in ad valorem taxes from the prior year is a result of adjustments recorded in the third quarter to property tax accruals resulting from negotiated settlements on several of the Company's properties.

General and administrative expense increased from $.7 million in 1994 to $1.2 million in 1995. This increase is the result of a $.5 million refund of state income taxes recorded as a reduction in general and administrative expense in 1994.

The increases in depreciation and amortization and operating expenses were primarily the result of the Company's acquisition and new development programs.

NINE MONTHS ENDED SEPTEMBER 30, 1995

Net income increased to $33.6 million, or $1.27 per share, for the nine months ended September 30, 1995 from $32.7 million, or $1.25 per share for 1994. Included in the 1995 amount is $.3 million, or about $.01 per share, of non-recurring lease cancellation income recognized in the first quarter and included in 1994 was the $.03 per share of non-recurring income previously discussed.
The remainder of the increase is due primarily to the Company's acquisition and new development programs.

Rental revenues increased 10.5% to $91.9 million, compared with $83.2 million for the same period of the prior year. Included in the 1994 amount is $.3 million of non-recurring bad debt recovery. The increase in rental revenue relates primarily to acquisitions and new development and, to a lesser degree, the activity at the Company's existing retail properties and an increase in the occupancy of its industrial portfolio.

Interest expense increased from $7.5 million for the first nine months of 1994 to $11.9 million for the same period of 1995. Average debt outstanding increased from $171.1 million for 1994 to $252.4 million for 1995 and the average interest rate increased from 6.6% to 7.5%. The increase in debt outstanding is a result of our expenditures for acquisitions and new development and the increase in rate is a result of overall increases in market rates and an increase in the amount of higher cost fixed rate debt. These increases were partially offset by an increase in the amount of interest capitalized to projects under development from $1.0 million in 1994 to $2.3 million in 1995 due to the significant construction activity in 1995.

General and administrative expense increased from $3.2 million in 1994 to $3.7 million in 1995. This increase is the result of a $.5 million refund of state income taxes recorded as a reduction in general and administrative expense in 1994.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1. THROUGH 5. - NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

            (10.33) 7.28% Senior Medium Term Note (Series A) of the Company, dated 8-21-95, in the amount of $10,000,000.

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



DATE:  November 9, 1995