Form 10-K405
period 1995-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 1996-03-26
CIK 828916

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

    Title of Each Class                      Name of each exchange on
                                                  which registered
Common Shares of Beneficial                   New York Stock Exchange
 Interest, $0.03 par value

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

     The aggregate market value of the common shares held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on March 12, 1996 was approximately $1,002,155,819. As of March 12, 1996, there were 26,547,174 shares of beneficial interest, $.03 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 2, 1996 are incorporated by reference in
Part III.

     Exhibit Index beginning on Page 35.

                               TABLE OF CONTENTS


ITEM NO.                                                     PAGE NO.
--------                                                     --------
                                     PART I

   1.    Business...........................................   1
   2.    Properties.........................................   3
   3.    Legal Proceedings..................................  11
   4.    Submission of Matters to a Vote of Security Holders  11
         Executive Officers of the Registrant...............  12

                                    PART II

   5.    Market for Registrant's Common Shares of Beneficial
         Interest and Related Shareholder Matters...........  13
   6.    Selected Financial Data............................  14
   7.    Management's Discussion and Analysis of Financial
         Condition and Results of Operations................  15
   8.    Financial Statements and Supplementary Data........  19
   9.    Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure................  34

                                    PART III

   10.   Directors and Executive Officers of the Registrant.  34
   11.   Executive Compensation.............................  34
   12.   Security Ownership of Certain Beneficial Owners and
         Management.........................................  34
   13.   Certain Relationships and Related Transactions.....  34

                                    PART IV

   14.   Exhibits, Financial Statement Schedules and
          Reports on Form 8-K...............................  35


                                    PART I

ITEM 1.  BUSINESS

     General. Weingarten Realty Investors (the "Company"), an unincorporated trust organized under the Texas Real Estate Investment Trust Act, and its predecessor entity began the ownership and development of shopping centers and other commercial real estate in 1948. The Company is self-advised and self-managed and, as of December 31, 1995, owned or had interests in 171 developed income-producing real estate projects, 151 of which were shopping centers, located in the Houston metropolitan area and in other parts of Texas and in Louisiana, Arkansas, Oklahoma, New Mexico, Arizona, Maine, Tennessee, Kansas and Nevada. The Company's other commercial real estate projects included 17 industrial projects, two multi-family housing properties and one office building, which serves as the Company's headquarters. The Company's interests in these projects aggregated approximately 18.0 million square feet of building area and 77.1 million square feet of land area. The Company also owned interests in 24 parcels of unimproved land held for future development which aggregated approximately 7.7 million square feet.

     The Company currently employs 151 persons, its principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008, and its phone number is (713) 866-6000.

     Reorganizations. In December 1984, the Company engaged in a series of transactions primarily designed to enable it to qualify as a real estate investment trust ("REIT") for federal income tax purposes for the 1985 calendar year and subsequent years. The Company contributed certain assets considered unsuitable for ownership by the Company as a REIT and $3.5 million in cash to WRI Holdings, Inc. ("Holdings"), a Texas corporation and a newly-formed subsidiary of the Company, in exchange for voting and non-voting common stock of Holdings (which was subsequently distributed to the Company's shareholders) and $26.8 million of mortgage bonds. For additional information concerning Holdings, refer to Note 6 of the Notes to Consolidated Financial Statements at page 28.

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

     Location of Properties. Historically, the Company has emphasized investments in properties located primarily in the Houston area. Since 1987, the Company has actively acquired properties outside of Houston. Of the Company's 195 properties which were owned as of December 31, 1995, 84 of its 171 developed properties and 18 of its 24 parcels of unimproved land were located in the Houston metropolitan area. In addition to these properties, the Company owned 49 developed properties and 4 parcels of unimproved land located in other parts of Texas. Because of the Company's investments in the Houston area, as well as in other parts of Texas, the Houston and Texas economies affect, to some degree, the business and operations of the Company.

     In 1995, the economies in Houston and Texas continued to grow, exceeding the national average; the economy of the entire southwestern United States, where the Company has its primary operations, also remained strong relative to the national average. A deterioration in the Houston or Texas economies could adversely affect the Company. However, the Company's centers are generally anchored by grocery and drug stores under long-term leases, and such types of stores, which deal in basic necessity-type items, tend to be less affected by economic change.

     Competition. There are other developers and operators engaged in the development, acquisition and operation of shopping centers and commercial property who compete with the Company in its trade areas. This results in competition for both acquisitions of existing income-producing properties and also for prime development sites. There is also competition for tenants to occupy the space that the Company and its competitors develop, acquire and manage.

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

     Financial Information. Certain additional financial information concerning the Company is included in the Company's Consolidated Financial Statements located on pages 19 through 34 herein.

ITEM 2.  PROPERTIES

       At December 31, 1995 the Company's real estate properties consisted of 195 locations in ten states. A complete listing of these properties, including the name, location, building area and land area (in square feet), as applicable, is as follows:

                                SHOPPING CENTERS

                                                              Building
          Name and Location                                     Area        Land Area
          -----------------                                  ---------     ----------
HOUSTON AND HARRIS COUNTY, TOTAL..........................   6,563,000     25,771,000
Alabama-Shepherd, S. Shepherd at W.
 Alabama..................................................      28,000*        88,000*
Almeda Road, Almeda at Cleburne...........................      34,000        147,000
Bayshore Plaza, Spencer Hwy. at Burke
 Rd.......................................................      36,000        196,000
Bellaire Boulevard, Bellaire at S. Rice...................      35,000        137,000
Bellfort, Bellfort at Southbank...........................      48,000        167,000
Bellfort Southwest, Bellfort at Gessner...................      30,000         89,000
Bellwood, Bellaire at Kirkwood............................     136,000        655,000
Bingle Square, U.S. Hwy. 290 at Bingle....................      46,000        168,000
Braeswood Square, N. Braeswood at
 Chimney Rock.............................................     103,000        422,000
Centre at Post Oak, Westheimer at Post
 Oak Blvd.................................................     125,000        344,000
Crestview, Bissonnet at Wilcrest..........................       9,000         35,000
Crosby, F.M. 2100 at Kenning Road (61%)...................      36,000*       124,000*
Cullen Place, Cullen at Reed..............................       7,000         30,000
Cullen Plaza, Cullen at Wilmington........................      81,000        318,000
Cypress Pointe, F.M. 1960 at Cypress
 Station..................................................     191,000        737,000
Del Sol Market Place, Telephone at
 Monroe...................................................      26,000         87,000
Eastpark, Mesa Rd. at Tidwell.............................     140,000        665,000
Edgebrook, Edgebrook at Gulf Fwy..........................      76,000        360,000
Fiesta Village, Quitman at Fulton.........................      30,000         80,000
Fondren Southwest Village, Fondren at
 W. Bellfort..............................................     225,000      1,014,000
Fondren/West Airport, Fondren at W.
 Airport..................................................      62,000        223,000
45/York Plaza, I-45 at W. Little York.....................     210,000        840,000
Glenbrook Square, Telephone Road..........................      70,000        320,000
Griggs Road, Griggs at Cullen.............................      85,000        422,000
Harrisburg Plaza, Harrisburg at Wayside...................      95,000        334,000
Heights Plaza, 20th St. at Yale...........................      72,000        228,000
Humblewood Shopping Plaza, Eastex Fwy.
 at F.M. 1960.............................................     180,000        784,000
Inwood Village, W. Little York at N.
 Houston-Rosslyn..........................................      68,000        305,000
Jacinto City, Market at Baca..............................      24,000*        67,000*
Kingwood, Kingwood Dr. at Chesnut Ridge...................     155,000        648,000
Landmark, Gessner at Harwin...............................      56,000        228,000
Lawndale, Lawndale at 75th St.............................      53,000        177,000
Little York Plaza, Little York at E.
 Hardy....................................................     115,000        486,000
Long Point, Long Point at Wirt (77%)......................      58,000*       257,000*
Lyons Avenue, Lyons at Shotwell...........................      63,000        185,000
Market at Westchase, Westheimer at
 Wilcrest.................................................      84,000        333,000
Miracle Corners, S. Shaver at Southmore...................      87,000        386,000
Northbrook, Northwest Fwy. at W. 34th.....................     204,000        656,000
North Main Square, Pecore at N. Main......................      18,000         64,000

                                                         Table continued on next page

                                                              Building
          Name and Location                                     Area        Land Area
          -----------------                                  ---------     ----------
North Oaks, F.M. 1960 at Veterans
 Memorial.................................................     321,000      1,246,000
North Triangle, I-45 at F.M. 1960.........................      17,000        113,000
Northway, Northwest Fwy. at 34th..........................     212,000        793,000
Northwest Crossing, N.W. Fwy. at
 Hollister (75%)..........................................     133,000 *      671,000 *
Northwest Park Plaza, F.M. 149 at
 Champions Forest.........................................      32,000        268,000
Oak Forest, W. 43rd at Oak Forest.........................     156,000        541,000
Orchard Green, Gulfton at Renwick.........................      64,000        257,000
Randall's/Cypress Station, F.M. 1960 at
 I-45.....................................................     141,000        618,000
Randall's/El Dorado, El Dorado at Hwy. 3..................     119,000        429,000
Randall's/Kings Crossing, Kingwood Dr.
 at Lake Houston Pkwy.....................................     128,000        624,000
Randall's/Norchester, Grant at Jones......................     109,000        475,000
River Oaks, East, W. Gray at Woodhead.....................      65,000        206,000
River Oaks, West, W. Gray at S. Shepherd..................     235,000        609,000
Sheldon Forest, North, I-10 at Sheldon....................      22,000        131,000
Sheldon Forest, South, I-10 at Sheldon....................      38,000 *      164,000 *
Shops at Three Corners, S. Main at Old
 Spanish Trail (70%)......................................     183,000 *      803,000 *
Southgate, W. Fuqua at Hiram Clark........................     115,000        533,000
Spring Plaza, Hammerly at Campbell........................      56,000        202,000
Steeplechase, Jones Rd. at F.M. 1960......................     193,000        849,000
Stella Link, North, Stella Link at S.
 Braeswood (77%)..........................................      40,000 *      156,000 *
Stella Link, South, Stella Link at S.
 Braeswood................................................      15,000         56,000
Studemont, Studewood at E. 14th St........................      28,000         91,000
Ten Blalock Square, I-10 at Blalock.......................      97,000        321,000
10/Federal, I-10 at Federal...............................     132,000        474,000
University Plaza, Bay Area At Space
 Center...................................................      96,000        424,000
The Village Arcade, University at Kirby...................     155,000        331,000
Westbury Triangle, Chimney Rock at W.
 Bellfort.................................................      67,000        257,000
Westchase, Westheimer at Wilcrest.........................     236,000        766,000
Westhill Village, Westheimer at
 Hillcroft................................................     131,000        480,000
Wilcrest Southwest, Wilcrest at
 Southwest Fwy............................................      26,000         77,000

TEXAS (EXCLUDING HOUSTON & HARRIS CO.),
 TOTAL....................................................   4,051,000     17,813,000
Coronado, S.W. 34th St. at Wimberly
 Dr., Amarillo............................................      49,000        201,000
Puckett Plaza, Bell Road, Amarillo........................     133,000        621,000
Spanish Crossroads, Bell St. at
 Atkinson St., Amarillo...................................      72,000        275,000
Wolfin Village, Wolfin Ave. at Georgia
 St., Amarillo............................................     191,000        513,000
Merrilee, U.S. Highway 80 at Merrilee,
 Arlington................................................       8,000         74,000
Southridge Plaza, William Cannon Dr. at
 S. 1st St., Austin.......................................     143,000        565,000
Baywood, State Hwy. 60 at Baywood Dr.,
 Bay City.................................................      40,000        169,000
Calder, Calder at 24th St., Beaumont......................      34,000        129,000
North Park Plaza, Eastex Fwy. at
 Dowlen, Beaumont.........................................      70,000 *      318,000 *
Phelan West, Phelan at 23rd St.,
 Beaumont (67%)...........................................      16,000 *       59,000 *
Southgate, Calder Ave. at 6th St.,
 Beaumont.................................................      34,000        118,000
Westmont, Dowlen at Phelan, Beaumont......................      95,000        507,000
Bryan Village, Texas at Pease, Bryan......................      29,000         98,000
Parkway Square, Southwest Pkwy at Texas
 Ave., College Station....................................     158,000        685,000

                                                       Table continued on next page


                                                              Building
          Name and Location                                     Area        Land Area
          -----------------                                  ---------     ----------
Montgomery Plaza, Loop 336 West, Conroe...................     233,000        911,000
River Pointe, I-45 at Loop 336, Conroe....................      42,000        252,000
Portairs Shopping Center, Ayers St. at
 Horne Rd., Corpus Christi................................     121,000        416,000
Dickinson, I-45 at F.M. 517, Dickinson
 (72%)....................................................      55,000  *     225,000  *
Coronado Hills, Mesa at Balboa, El Paso
 (15%)....................................................      19,000  *      86,000  *
Broadway, Broadway at 59th St.,
 Galveston (77%)..........................................      58,000  *     167,000  *
Food King Place, 25th St. at Avenue P,
 Galveston................................................      28,000         78,000
Galveston Place, Central City Blvd. at
 61st St., Galveston......................................     123,000        527,000
Cedar Bayou, Bayou Rd., LaMarque..........................      15,000         51,000
Corum South, Gulf Fwy., League City. .....................      92,000        574,000
Caprock Center, 50th at Boston Ave.,
 Lubbock..................................................     375,000      1,255,000
Town & Country, 4th St. at University,
 Lubbock..................................................     171,000        703,000
Angelina Village, Hwy. 59 at Loop 287,
 Lufkin...................................................     222,000      1,860,000
Independence Plaza, Town East Blvd.,
 Mesquite (15%)...........................................      27,000  *     118,000  *
University Park Plaza, University Dr.
 at E. Austin St., Nacogdoches............................      78,000        283,000
Mid-County, Twin Cities Hwy. at
 Nederland Ave., Nederland................................     107,000        611,000
Gilham Circle, Gilham Circle at Thomas,
 Port Arthur..............................................      33,000         94,000
Village, 9th Ave. at 25th St., Port
 Arthur (77%).............................................      39,000  *     185,000  *
Porterwood, Eastex Fwy. at F.M. 1314,
 Porter...................................................      99,000        487,000
Plaza, Ave. H at U.S. Hwy. 90A,
 Rosenberg................................................      41,000  *     135,000
Rose-Rich, U.S. Hwy. 90A at Lane Dr.,
 Rosenberg................................................     104,000        386,000
Bandera Village, Bandera at Hillcrest,
 San Antonio..............................................      57,000        607,000
Oak Park Village, Nacogdoches at New
 Braunfels, San Antonio...................................      65,000        221,000
Parliament Square, W. Ave. at Blanco,
 San Antonio..............................................      65,000        260,000
San Pedro Court, San Pedro at Hwy.
 281N., San Antonio.......................................       2,000         18,000
Williams Trace, Hwy. 6 at Williams
 Trace, Sugar Land........................................     263,000      1,187,000
New Boston Road, New Boston at
 Summerhill, Texarkana....................................      90,000        335,000
Island Market Place, 6th St. at 9th
 Ave., Texas City.........................................      27,000         90,000
Mainland, Hwy. 1765 at Hwy. 3, Texas
 City.....................................................      69,000        279,000
Palmer Plaza, F.M. 1764 at 34th St.,
 Texas City...............................................      97,000        367,000
Broadway, S. Broadway at W. 9th St.,
 Tyler (77%)..............................................      46,000  *     197,000  *
Crossroads, I-10 at N. Main, Vidor........................     116,000        516,000

LOUISIANA, TOTAL..........................................   1,120,000      4,589,000
Park Terrace, U.S. Hwy. 171 at Parish,
 DeRidder.................................................     137,000        520,000
Westwood Village, W. Congress at
 Bertrand, Lafayette......................................     141,000        942,000
East Town, 3rd Ave. at 1st St., Lake
 Charles..................................................      33,000  *     117,000  *
14/Park Plaza, Hwy. 14 at General
 Doolittle, Lake Charles..................................     207,000        654,000
Kmart Plaza, Ryan St., Lake Charles.......................     103,000  *     406,000  *
Southgate, Ryan at Eddy, Lake Charles.....................     171,000        628,000
Danville Plaza, Louisville at 19th,
 Monroe...................................................     143,000        539,000
Orleans Station, Paris, Robert E. Lee &
 Chatham, New Orleans.....................................       5,000         31,000
Southgate, 70th at Mansfield, Shreveport..................      73,000        359,000
Westwood, Jewella at Greenwood,
 Shreveport...............................................     107,000        393,000

                                                       Table continued on next page

                                                              Building
          Name and Location                                     Area        Land Area
          -----------------                                  ---------     ----------
OKLAHOMA, TOTAL...........................................     687,000      3,173,000
Bryant Square, Bryant Ave. at 2nd St.,
 Edmond...................................................     268,000      1,259,000
Market Boulevard, E. Reno Ave. at N.
 Douglas Ave., Midwest City...............................      36,000        142,000
Town & Country, Reno Ave at North Air
 Depot, Midwest City......................................     137,000        540,000
Windsor Hills Center, Meridian at
 Windsor Place, Oklahoma City.............................     246,000      1,232,000

NEW MEXICO, TOTAL.........................................     606,000      2,666,000
Eastdale, Candelaria Rd. at Eubank
 Blvd., Albuquerque (15%).................................      17,000  *      90,000  *
North Town Plaza, Little St. at N.
 Main, Albuquerque........................................     103,000        607,000
Valle del Sol, Isleta Blvd. at Rio
 Bravo, Albuquerque.......................................     106,000        475,000
Wyoming Mall, Academy Rd. at
 Northeastern, Albuquerque................................     323,000      1,309,000
DeVargas, N. Guadalupe at Paseo de
 Peralta, Santa Fe (23%)..................................      57,000  *     185,000  *

ARKANSAS, TOTAL...........................................     571,000      2,252,000
Evelyn Hills, College Ave. at Abshier,
 Fayetteville.............................................     154,000        750,000
Broadway Plaza, Broadway at W.
 Roosevelt, Little Rock...................................      43,000        148,000
Geyer Springs, Geyer Springs at
 Baseline, Little Rock....................................     153,000        415,000
Markham Square, W. Markham at John
 Barrow, Little Rock......................................     134,000        535,000
Westgate, Cantrell at Bryant, Little
 Rock.....................................................      50,000        206,000
Crossroads, Main at Pershing, North
 Little Rock..............................................      37,000        198,000

ARIZONA, TOTAL............................................     559,000      2,424,000
Camelback Village Square, Camelback at
 7th Avenue, Phoenix......................................     135,000        543,000
Squaw Peak Plaza, 16th Street at
 Glendale Ave., Phoenix...................................      16,000        220,000
Fountain Plaza, 77th St. at McDowell,
 Scottsdale...............................................     107,000        460,000
Broadway Marketplace, Broadway at
 Rural, Tempe.............................................      86,000        347,000
Fry's Valley Plaza, S. McClintock at E.
 Southern, Tempe (15%)....................................      21,000  *      85,000  *
Pueblo Anozira, McClintock Dr. at
 Guadalupe Rd., Tempe.....................................     149,000        769,000

NEVADA, TOTAL.............................................     450,000      1,659,000
Mission Center, Flamingo Rd. at
 Maryland Pkwy, Las Vegas.................................      71,000        254,000
Paradise Marketplace, Flamingo Rd. at
 Sandhill, Las Vegas......................................     149,000        536,000
Rancho Towne & Country, Rancho Dr. at
 Charleston Blvd., Las Vegas..............................      87,000        350,000
Tropicana Marketplace, Tropicana at
 Hones Blvd., Las Vegas...................................     143,000        519,000

KANSAS, TOTAL.............................................     237,000      1,269,000
Westbrooke Village, Quivira Road at
 75th St., Shawnee........................................     237,000      1,269,000

MAINE, TOTAL..............................................     118,000        482,000
The Promenade, Essex at Summit, Lewiston..................     118,000  *     482,000  *

TENNESSEE, TOTAL..........................................      20,000         84,000
Highland Square, Summer at Highland,
 Memphis..................................................      20,000         84,000

                          INDUSTRIAL

HOUSTON AND HARRIS COUNTY, TOTAL..........................   2,642,000      6,400,000
Brookhollow Business Center, Dacoma at
 Directors Row............................................     133,000        405,000
Cannon/So. Loop Business Park, Cannon
 Street (75%).............................................     221,000  *     362,000  *

                                                      Table continued on next page


                                                              Building
          Name and Location                                     Area        Land Area
          -----------------                                  ---------     ----------
Central Park North, W. Hardy Rd. at
 Kendrick Dr..............................................     155,000        465,000
Central Park Northwest VI, Central
 Pkwy. at Dacoma..........................................     175,000        518,000
Central Park Northwest VII, Central
 Pkwy. at Dacoma..........................................     104,000        283,000
Lathrop Warehouse, Lathrop St. at
 Larimer St...............................................     252,000        436,000
Little York Mini-Storage, West Little
 York.....................................................      32,000  *     124,000  *
Navigation Business Park, Navigation At
 N. York..................................................     238,000        555,000
Park Southwest, Stancliff at Brooklet.....................      52,000        159,000
Railwood Industrial Park, Mesa at U.S.
 90.......................................................     642,000      1,634,000
South Loop Business Park, S. Loop at
 Long Dr..................................................      46,000  *     103,000  *
Southwest Park II, Rockley Road...........................      68,000        216,000
West-10 Business Center, Wirt Rd. at
 I-10.....................................................     141,000        330,000
West Loop Commerce Center, W. Loop N.
 at I-10..................................................      34,000         91,000
610 and 11th St. Warehouse, Loop 610 at
 11th St..................................................     349,000        719,000

TEXAS (EXCLUDING HOUSTON & HARRIS CO.),
 TOTAL....................................................     143,000        425,000
River Pointe Mini-Storage, Conroe.........................      32,000  *      97,000  *
Nasa One Business Center, Nasa Road One
 at Hwy. 3, Webster.......................................     111,000        328,000

                     MULTI-FAMILY RESIDENTIAL

HOUSTON & HARRIS COUNTY, TOTAL............................     126,000        203,000
York Townhouse Apartments, Yorktown at
 San Felipe (26%).........................................     126,000  *     203,000  *

TEXAS (EXCLUDING HOUSTON & HARRIS CO.),
 TOTAL....................................................      37,000         95,000
Summer Place Apartments, Hillcrest at
 Quill Dr., San Antonio...................................      37,000  *      95,000  *

                          OFFICE BUILDING

HOUSTON & HARRIS COUNTY, TOTAL............................     121,000        171,000
Citadel Plaza, N. Loop 610 at Citadel
 Plaza Dr.................................................     121,000        171,000

                     UNIMPROVED LAND

HOUSTON & HARRIS COUNTY, TOTAL............................                  5,749,000
Bissonnet at Wilcrest.....................................                    773,000
Citadel Plaza at 610 N. Loop..............................                    137,000
East Orem.................................................                    122,000
Kirkwood at Dashwood Dr...................................                    322,000
Lockwood at Navigation....................................                    163,000
Mesa Rd. at Tidwell.......................................                    901,000
Mesa Rd. at Spikewood.....................................                  1,810,000
Mowery at Cullen..........................................                    118,000
Northwest Fwy. at Gessner.................................                    484,000
Post Oak at Westheimer....................................                    161,000
Redman at W. Denham.......................................                     17,000
Renwick at Gulfton........................................                     17,000

                                                      Table continued on next page


                                                              Building
          Name and Location                                     Area        Land Area
          -----------------                                  ---------     ----------
Richmond at Loop 610......................................                    136,000
Sheldon at I-10...........................................                     19,000
University at Morningside.................................                     83,000
W. Little York at I-45....................................                    322,000
W. Little York at N. Houston-Rosslyn......................                     19,000
W. Loop N. at I-10........................................                    145,000

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL.............                    619,000
Loop 336 at I-45, Conroe..................................                     78,000
River Pointe Dr. at I-45, Conroe..........................                    186,000
Hillcrest, Sunshine at Quill, San Antonio.................                    171,000
Hwy. 3 at Hwy. 1765, Texas City...........................                    184,000

LOUISIANA, TOTAL..........................................                  1,284,000
U.S. Hwy. 171 at Parish, DeRidder.........................                    462,000
Woodland Hwy., Plaquemines Parish (5%)....................                    822,000  *

                ALL PROPERTIES-BY LOCATION

GRAND TOTAL...............................................  18,051,000     77,128,000
Houston & Harris County...................................   9,452,000     38,294,000
Texas (excluding Houston & Harris County).................   4,231,000     18,952,000
Louisiana.................................................   1,120,000      5,873,000
Oklahoma..................................................     687,000      3,173,000
New Mexico................................................     606,000      2,666,000
Arkansas..................................................     571,000      2,252,000
Arizona...................................................     559,000      2,424,000
Nevada....................................................     450,000      1,659,000
Kansas....................................................     237,000      1,269,000
Maine.....................................................     118,000        482,000
Tennessee.................................................      20,000         84,000

              ALL PROPERTIES-BY CLASSIFICATION

GRAND TOTAL...............................................  18,051,000     77,128,000
Shopping Centers..........................................  14,982,000     62,182,000
Industrial................................................   2,785,000      6,825,000
Multi-Family Residential..................................     163,000        298,000
Office Building...........................................     121,000        171,000
Unimproved Land...........................................                  7,652,000

--------------
Note: Total square footage includes 6,301,000 square feet of land leased and 170,000 square feet of building leased from others.

     * Denotes partial ownership, The Company's interest is 50% except where noted. The square feet figures represent the Company's proportionate ownership of the entire property.

     General. In 1995, no single property accounted for more than 3.2% of the Company's total assets or 3.7% of gross revenues. Three properties, in the aggregate, represented approximately 8.5% of the Company's gross revenues for the year ended December 31, 1995; otherwise, none of the remaining properties accounted for more than 2.0% of the Company's gross revenues during the same period. The occupancy rate for all of the Company's improved properties as of December 31, 1995 was 92.4%.

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

     Shopping Centers. As of December 31, 1995, the Company owned, either directly or through its interests in joint ventures, 151 shopping centers with approximately 15.0 million square feet of building area. The shopping centers were located predominantly in Texas with other locations in Louisiana, Oklahoma, Arkansas, Arizona, New Mexico, Maine, Tennessee, Nevada and Kansas.

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

     The Company has approximately 2,900 separate leases with over 2,200 different tenants in its portfolio, including national and regional supermarket chains, other nationally or regionally known stores (including drug stores, discount department stores, junior department stores and catalog stores) and a great variety of other regional and local retailers. The large number of locations offered by the Company and the types of traditional anchor tenants help attract prospective new tenants. Some of the national and regional supermarket chains which are tenants in the Company's centers include Albertson's, Fiesta, Jewel, Smith's Fleming Foods, H.E.B., Kroger Company, Randall's Food Markets, Fry's Food Stores and Super Value Holdings. In addition to these supermarket chains, the Company's nationally and regionally known retail store tenants include Eckerd, Walgreen and Osco drugstores; Kmart and Wal-Mart discount stores; Bealls, Palais Royal and Weiner's junior department stores; Marshall's, Office Depot, 50-Off, Office Max, Baby Superstore, Ross and T.J. Maxx off-price specialty stores; Luby's, Piccadilly and Furr's ; Academy sporting goods; Service Merchandise catalog stores; FAO Schwarz toy store; and the following restaurant chains: Arby's, Boston Chicken, Burger King, Champ's, Church's Fried Chicken, Dairy Queen, Domino's, Jack-in-the-Box, Kentucky Fried Chicken, Pistol Pete Pizza, CiCi Pizza, Long John Silver's, McDonald's, Olive Garden, Outback Steakhouse, Pizza Hut, Shoney's, Steak & Ale, Taco Bell, and Whataburger. The Company also leases space in 3,000 to 10,000 square foot areas to national chains such as the Limited Store, The Gap, One Price Stores, Tempo, Eddie Bauer and Radio Shack.

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

     During 1995, the Company added approximately 1.3 million square feet to its portfolio of shopping center properties through the acquisition of properties and another .3 million square feet of space through development. The Company entered two new markets with acquisitions in Nevada and Kansas. Four properties representing .5 million square feet were acquired in Las Vegas, Nevada and two acquisitions totaling .2 million square feet were completed in Kansas City, Kansas. Additionally, shopping centers were added to our existing portfolio in the Houston metropolitan area and Albuquerque, New Mexico. All of the Company's new developments for 1995 were in Houston.

     Industrial Properties. The Company currently owns a total of seventeen industrial projects, all of which are located in the greater Houston area.
These projects include 65 buildings having a total of 2.8 million square feet of building area situated on 6.8 million square feet of land. These figures include the Company's interests in four joint ventures. Major tenants of the Company's industrial properties include Advo (a leading direct mail advertising company), Pepsico's PFS division, Stone Container Corporation, Iron Mountain Records Storage and Paul Arpin Van Lines.

     Five of such buildings, containing approximately .6 million square feet of building space, are located in the Railwood Industrial Park, a master-planned industrial park in northeast Houston, which offers full utilities, loading docks and rail service in an architecturally controlled environment.

     During 1995, the Company acquired one office service center  representing
 .1 million square feet of industrial space. This property is located in Houston and had an average occupancy of 80.1% at the time of the acquisition.

     Office Building. The Company owns a seven-story, 121,000 square foot masonry office building with a detached, covered, three-level parking garage situated on 171,000 square feet of land fronting on North Loop 610 West in Houston. The building serves as the Company's corporate headquarters. Other than the Company, the major tenant of the building is Charter Bank, which occupies 22%.

     Multi-family Residential Properties. At December 31, 1995, the Company owned, through joint venture interests, two apartment projects located in Houston and San Antonio, Texas. The Company's percentage ownership represents approximately 228 units of the projects' aggregate 723 units. Both are garden-type projects complemented by landscaping, recreational areas and adequate parking. These projects are managed by our joint venture partners, both of whom are experienced apartment operators. During 1995, a 110-unit project in Louisiana in which the Company had a 50% joint venture interest was sold.

     Unimproved Land. The Company owns, directly or through its interest in a joint venture, 24 parcels of unimproved land aggregating approximately 7.7 million square feet of land area located in Texas and Louisiana. These properties include approximately 4.6 million square feet of land adjacent to certain of the Company's existing developed properties, which may be used for expansion of these developments, as well as approximately 3.1 million square feet of land, which may be used for new development. Almost all of these unimproved properties are served by roads and utilities and are ready for development. Most of these parcels are suitable for development as shopping centers, and the Company intends to emphasize the development of these parcels for such purpose.


ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or to which any of its properties are subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company as of March 12, 1996.


           Name               Age                     Position
           ----               ---                     --------
Stanford Alexander            67    Chairman/Chief Executive Officer
Martin Debrovner              59    President/Chief Operating Officer
Joseph W. Robertson, Jr.      48    Executive Vice President/Chief Financial
                                     Officer
Andrew M. Alexander           39    Executive Vice President/Asset Management
M. Candace DuFour             45    Vice President/Acquisitions and Secretary
Johnny L. Hendrix             38    Vice President/Leasing
John J. Marcisz               58    Vice President/Construction
Stephen C. Richter            41    Vice President/Financial Administration and
                                     Treasurer
Jeffrey A. Tucker             49    Vice President/General Counsel
Steven R. Weingarten          38    Vice President/Leasing


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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS

     The number of holders of record of the Company's Common Shares, as of March 4, 1996 was 2,800. The high and low sale prices per share of the Company's common shares, as reported on the New York Stock Exchange composite tape, and dividends per share paid for the periods indicated were as follows:


            HIGH      LOW       DIVIDENDS
          --------  --------   -----------
1995:
 First     $38       $34 1/2      $0.60
 Second     38 1/8    34 1/4       0.60
 Third      37 7/8    35 1/8       0.60
 Fourth     38 1/2    33 1/2       0.60

1994:
 First     $40 1/2   $36 3/8      $0.57
 Second     39 7/8    36 3/4       0.57
 Third      39 1/2    34 3/4       0.57
 Fourth     38 1/8    32 3/4       0.57



ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data with respect to the Company and should be read in conjunction with the Consolidated Financial Statements.


                                                        (Amounts in thousands, except per share amounts)

                                                                    Years Ended December 31,

                                            1995            1994             1993             1992             1991
                                      --------------    -------------    -------------    -------------    -------------
Revenues (primarily real
 estate rentals).............               $134,197         $120,793         $103,282         $ 89,959         $ 82,645
                                     ---------------    -------------    -------------    -------------    -------------
Expenses:
 Depreciation and
  amortization................                30,060           26,842           23,382           21,291           19,019
 Interest.....................                16,707           10,694           10,046           18,689           20,157
 Other........................                42,614           39,235           35,236           30,538           26,119
                                     ---------------    -------------    -------------    -------------    -------------
  Total                                       89,381           76,771           68,664           70,518           65,295
                                     ---------------    -------------    -------------    -------------    -------------
Income from operations.......                 44,816           44,022           34,618           19,441           17,350
Gain (loss) on sales of
 property and securities.....                    (14)            (234)           1,631            1,807              608
Extraordinary charge(1)......                                                                    (1,167)
                                     ---------------    -------------    -------------    -------------    -------------
Net Income...................               $ 44,802         $ 43,788         $ 36,249         $ 20,081         $ 17,958
                                     ===============    =============    =============    =============    =============

Weighted average number of
 common shares outstanding...                 26,464           26,190           24,211           17,503           16,580


Net income per common share..                  $1.69            $1.67            $1.50            $1.15            $1.08
Cash dividends per common
 share.......................                  $2.40            $2.28            $2.16            $2.04            $1.92


Property (at cost)...........               $849,894         $735,134         $634,814         $540,671         $482,732
Total assets.................               $734,824         $682,037         $602,042         $472,303         $440,088
Debt and convertible notes
 and debentures..............               $289,339         $229,597         $147,652         $243,627         $280,217


Other Data:
Funds from Operations (2)
 Net income..................               $ 44,802         $ 43,788         $ 36,249         $ 20,081         $ 17,958
 Depreciation and
  amortization(3).............                29,813           26,842           23,382           21,291           19,019
 (Gain) loss on sales of
  property and securities.....                    14              234           (1,631)          (1,807)            (608)
 Extraordinary charge (1).....                                                                    1,167
                                     ---------------    -------------    -------------    -------------    -------------
    Total.....................              $ 74,629         $ 70,864         $ 58,000         $ 40,732         $ 36,369
                                     ===============    =============    =============    =============    =============


(1) Relates to prepayment penalties paid in connection with the early retirement of debt.
(2) Funds from operations do not represent cash flows from operations and should not be considered as an alternative to net income.
(3) In accordance with the newly-adopted NAREIT definition of funds from operations, debt cost amortization is not included beginning with the year ended December 31, 1995.

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

Weingarten Realty Investors owned and operated 151 anchored shopping centers, 17 industrial properties, two multi-family residential projects and one office building at December 31, 1995. Of the Company's 171 developed properties, 133 are located in Texas (including 84 in Houston and Harris County). The Company's remaining properties are located in Louisiana (10), Arizona (6), Arkansas (6), New Mexico (5), Oklahoma (4), Nevada (4), Kansas (1), Maine (1) and Tennessee
(1). The Company has 2,900 leases and 2,200 different tenants. Leases for the Company's properties range from less than a year for smaller spaces to over twenty-five years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of the Company's anchor tenants are supermarket chains, drugstore chains and other retailers which generally sell basic necessity-type items.

CAPITAL RESOURCES AND LIQUIDITY

The Company anticipates that cash flows from operating activities will continue to provide adequate capital for all principal payments as well as dividend payments in accordance with REIT requirements, and that cash on hand, borrowings under its existing credit facility, the use of corporate and project financing, as well as other debt and equity alternatives will provide the necessary capital to achieve growth. Cash flows from operating activities as reported in the Statements of Consolidated Cash Flows increased to $72.5 million for 1995 from $64.3 million for 1994 and $56.7 million for 1993.

Cash dividends increased to $63.5 million in 1995, compared to $59.7 million in 1994 and $52.3 million in 1993. The Company satisfied its REIT requirement of distributing at least 95% of ordinary taxable income for each of the three years ended December 31, 1995 and, accordingly, federal income taxes were not provided in these years. The Company's dividend payout ratio for 1995, 1994 and 1993 approximated 85.1%, 84.2% and 90.2%, respectively, of funds from operations. Recently, the Company's Board of Trust Managers approved an increase in the quarterly dividend per common share from $.60 to $.62.

In 1995, the Company continued to expand its portfolio of income-producing properties. This growth resulted from acquisitions of existing properties, both shopping centers and an industrial property, and development of new shopping centers. During the year, the Company purchased ten retail centers, its joint venture partners' interests in two other retail centers and one industrial project (office service center). These acquisitions added 1.4 million square feet of building area to the portfolio. Six of the purchases were in new markets for the Company, Las Vegas and Kansas City. The Company also substantially completed two new development projects and completed final phases
on two others, adding .3 million square feet of building area.   An additional
 .1 million square feet will be completed on two of the projects in early 1996. Additionally, the Company has an ongoing program for maintaining and renovating its existing portfolio of properties. Capitalized expenditures for acquisitions, new development and maintenance of the existing portfolio were, in millions, $114.7, $100.5 and $91.0 during 1995, 1994 and 1993, respectively.

Total debt outstanding at December 31, 1995 was $289.3 million compared to $229.6 million at December 31, 1994, and $147.7 million at December 31, 1993.
In 1995, the Company increased total debt by $59.7 million primarily to fund acquisition and new development programs. One of the Company's acquisitions was financed, in part, through the assumption of $2.9 million of debt at an interest rate of 7.3%, and another through the issuance of 162,500 common shares. The remainder of the acquisitions and all new development were initially financed through the use of revolving credit debt.

Following is the percentage of the Company's debt to equity and debt to total market capitalization as of December 31:

                                                     1995   1994   1993
                                                     ----   ----   ----

         Debt to equity........................       70%    54%    35%
         Debt to total market capitalization...       22%    19%    13%


During 1995, the Company negotiated an increase in the amount available under its unsecured credit agreement from $150 million to $200 million and added a bank to the bank syndicate. The Company also requested and received a one-year extension of the three-year agreement, and intends to request the same extension in 1996.

In the first quarter of 1995, the Company filed a $200 million shelf registration statement with the Securities and Exchange Commission, which allows for the issuance of debt or equity. In May, the Company began selling unsecured Medium Term Notes ("MTNs") under the shelf registration. As of December 31, 1995, the Company had sold $116.5 million of MTNs at a weighted average rate of 7.1% with an average term of nine years. The Company continues to examine the alternatives for fixed-rate debt, including the issuance of additional MTNs, since it has no intention of issuing additional common equity in the near term. During the second quarter, the Company funded a twenty-year, $28.0 million self-amortizing loan with an insurance company bearing interest at 8.2%. The proceeds from these transactions were used to pay down amounts outstanding under the Company's revolving credit facility.

In August, Hospitality Venture, which is 50% owned by an affiliate of the Company, sold its interest in seven motor hotels. The Company received from its affiliate, WRI Holdings, Inc., $6.6 million in cash and substantive ownership of a $3.5 million note receivable (a 50% interest in a $7.0 million note receivable) in payment of outstanding mortgage bonds receivable and notes receivable. The purchaser of the hotels is the issuer of the three-year, interest-only note receivable which bears interest at a rate of 14%.

In November, the Company sold its investment in U.S. Treasury Notes for $31.8 million. The Company generally borrowed funds under low-cost reverse repurchase agreements for up to 98% of the value of the Treasury Notes, which served as collateral for the borrowings. The amount of borrowings under reverse repurchase agreements will be reduced prospectively to a maximum of 98% of the Company's remaining $16 million investment in government securities. As a result of this sale, the Company's remaining investment in marketable securities was reclassified as "available for sale."

At December 31, 1995, the Company had approximately $122 million of funds available to support the growth of the Company. These funds were available through a combination of $118 million available under the revolving credit facility and $4 million of unencumbered government debt securities. Additionally, the Company expects to continue to issue debt under its shelf registration and to continually seek and evaluate other sources of capital.

FUNDS FROM OPERATIONS

The Company considers funds from operations to be an alternate measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization of real estate assets as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The National Association of Real Estate Investment Trusts defines funds from operations as net income plus depreciation and amortization of real estate assets less gains and losses on sales of property and securities. Funds from operations do not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

Funds from operations increased to $74.6 million in 1995 compared to $70.9 million in 1994 and $58.0 million in 1993. The majority of the increase relates to the impact of the Company's acquisition and new development programs. For further information on the changes between years, see "Results of Operations" below.

RESULTS OF OPERATIONS

Rental revenues increased by 11.8% or $13.2 million from $112.2 million in 1994 to $125.4 million in 1995 and by 17.1% or $16.4 million from $95.8 million in 1993. Of these increases, property acquisitions and new development contributed $11.2 million in 1995 and $13.0 million in 1994. Occupancy of the Company's shopping centers decreased slightly from 93% at December 31, 1994 to 92% at the end of 1995. The Company's overall portfolio remained constant at 92%, while the industrial portfolio increased to 94% from 88% at the end of 1994. Since occupancy rates have remained consistent during the periods, the remaining portion of these increases in rental revenues is due primarily to increased rental rates obtained from re-leasing and renewals of existing space. The Company completed 522 renewals or leases comprising 1.5 million square feet at an average rental rate increase of 7.4%. Net of capital costs for tenant improvements, the increase averaged 4.4%.

Interest income was $5.3 million in 1995, $5.8 million in 1994 and $5.3 million in 1993. The decrease in 1995 is the result of the Company selling $31.8 million of its investment in marketable debt securities during the fourth quarter of 1995. The sale resulted in a gain of $.1 million. The increase in interest income in 1994 was due to the purchase of $50 million in marketable debt securities in March of 1993.

Equity in earnings of real estate joint ventures and partnerships has increased to $1.5 million in 1995 from $1.3 million in 1994 and $1.1 million in 1993. The increase in 1995 is due to improvements in the operating results from the properties held in the joint ventures and partnerships. The increase in 1994 is the result of additional investment during 1993 in entities accounted for under the equity method. Other income increased to $1.9 million in 1995 from $1.5 million in 1994 and $1.1 million in 1993. These increases were primarily due to lease cancellation income.

Direct costs and expenses of operating the Company's properties (i.e., operating and ad valorem tax expenses) increased to $37.7 million in 1995 from $34.8 million in 1994 and $30.2 million in 1993. These increases are primarily due to property acquired and developed during these periods. Overall, direct operating costs and expenses as a percentage of rental revenues have continually declined from 32% in 1993 to 31% in 1994 and to 30% in 1995. Depreciation and amortization have increased to $30.1 million in 1995 from $26.8 million in 1994 and $23.4 million in 1993, also as a result of the properties acquired and developed during these periods.

Interest incurred on debt outstanding during the periods increased by $7.2 million to $19.6 million in 1995 from $12.4 million in 1994. This was due to an increase in the weighted average debt outstanding to $261.3 million in 1995 from $181.6 million in 1994, and an increase in the weighted average interest rate to 7.4% in 1995 from 6.8% in 1994. Interest expense increased in 1995 by only $6.0 million due to an increase in the amount of interest capitalized to $2.9 million in 1995 from $1.7 million in 1994 as a result of increased development activity during 1995. Comparing 1994 to 1993, interest incurred on debt outstanding increased from $11.2 million in 1993 to $12.4 million in 1994. This was due to an increase in the weighted average debt outstanding from $138.3 million in 1993 to $181.6 million in 1994, offset partially by a decrease in the weighted average interest rate of 8.1% in 1993 to 6.8% in 1994. Interest expense increased in 1994 by only $.6 million due to an increase in the amount of interest capitalized as a result of additional projects under development during 1994 as compared to 1993.

The majority of the change in gains (loss) on sales of property and securities from 1993 to 1994 related to the gains realized in 1993 as a result of fires at two of the Company's properties; there were no similar occurrences in 1994. The fires had no material impact on the Company's earnings for 1993 or 1994.

As a result of the changes described above, net income increased 2.3% to $44.8 million in 1995 from $43.8 million in 1994 and by 21.0% from $36.2 million in 1993. Net income per common share increased to $1.69 in 1995 from $1.67 in 1994 and $1.50 in 1993.

EFFECTS OF INFLATION

The rate of inflation was relatively unchanged in 1995. The Company has structured its leases, however, in such a way as to remain largely unaffected should significant inflation occur. Most of the leases contain percentage rent provisions with the Company to receive rentals based on the tenants' gross sales. Many leases provide for increasing minimum rentals during the terms of the leases through escalation provisions. In addition, many of the Company's leases are for terms of less than ten years, which allows the Company to adjust rentals to changing market conditions when the leases expire. Most of the Company's leases require the tenant to pay their proportionate share of operating expenses. As a result of these lease provisions, increases due to inflation, as well as ad valorem tax rate increases which are usually anticipated to occur, generally do not have a significant adverse effect upon the Company's operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT

To the Board of Trust Managers and Shareholders of
Weingarten Realty Investors:

  We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors as of December 31, 1995 and 1994, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weingarten Realty Investors at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Houston, Texas
February 22, 1996

                       STATEMENTS OF CONSOLIDATED INCOME
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------
                                                  1995            1994              1993
                                             -----------     -------------     --------------
Revenues:
  Rentals..................................   $125,400          $112,233          $ 95,791
  Interest (including amounts from
   related parties of $2,304 in 1995,
   $2,478 in 1994 and $3,020 in 1993)......      5,338             5,761             5,341
  Equity in earnings of real estate joint
   ventures and partnerships...............      1,549             1,330             1,093

  Other....................................      1,910             1,469             1,057
                                              --------          --------          --------

    Total..................................    134,197           120,793           103,282
                                              --------          --------          --------

Expenses:
  Depreciation and amortization............     30,060            26,842            23,382
  Operating................................     20,890            19,368            17,348
  Ad valorem taxes.........................     16,776            15,433            12,887
  Interest.................................     16,707            10,694            10,046
  General and administrative...............      4,948             4,434             5,001
                                              --------          --------          --------
    Total..................................     89,381            76,771            68,664
                                              --------          --------          --------

Income from Operations.....................     44,816            44,022            34,618
Gain (Loss) on Sales of Property and
 Securities................................        (14)             (234)            1,631
                                              --------          --------          --------

Net Income.................................   $ 44,802          $ 43,788          $ 36,249
                                              ========          ========          ========

Net Income per Common Share................   $   1.69          $   1.67          $   1.50
                                              ========          ========          ========

Weighted Average Number of Common
 Shares Outstanding........................     26,464            26,190            24,211
                                              ========          ========          ========

                See Notes to Consolidated Financial Statements.

                          CONSOLIDATED BALANCE SHEETS
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        DECEMBER 31,
                                        ----------------------------------------
                                              1995                    1994
                                        --------------         -----------------
             ASSETS
Property.............................      $ 849,894               $ 735,134
Accumulated Depreciation.............       (216,657)               (191,427)
                                           ---------               ---------
  Property - net.....................        633,237                 543,707
Investment in Real Estate Joint
 Ventures and Partnerships...........          8,960                   9,442
                                           ---------               ---------

    Total............................        642,197                 553,149

Mortgage Bonds and Notes Receivable
 from:
  Affiliate (net of deferred gain of
    $5,514 in 1995 and $16,235
    in 1994).........................         15,863                  25,112
  Real Estate Joint Ventures and
   Partnerships......................         13,897                  13,590
Marketable Debt Securities...........         16,262                  49,906
Unamortized Debt and Lease Costs.....         20,602                  16,997
Accrued Rent and Accounts Receivable
 (net of allowance for doubtful
 accounts of $1,436 in 1995 and
 $1,007 in 1994).....................         13,357                  14,367
Cash and Cash Equivalents............          3,355                   3,295
Other................................          9,291                   5,621
                                           ---------               ---------
      Total..........................      $ 734,824               $ 682,037
                                           ---------               ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Debt.................................      $ 289,339               $ 229,597
Accounts Payable and
 Accrued Expenses....................         30,880                  26,512
Other................................          3,006                   2,535
                                           ---------               ---------
    Total............................        323,225                 258,644
                                           ---------               ---------

Commitments and Contingencies

Shareholders' Equity:
  Preferred Shares of Beneficial
   Interest - par value,
   $0.03 per share; shares
   authorized: 10,000;
   shares issued or
   outstanding: none
  Common Shares of Beneficial
   Interest - par value, $0.03 per
   share; shares authorized:
   150,000; shares issued and
   outstanding: 26,546 in 1995
   and 26,368 in 1994................            796                     791
  Capital Surplus....................        410,803                 422,602
                                           ---------               ---------
    Shareholders' equity.............        411,599                 423,393
                                           ---------               ---------
      Total..........................      $ 734,824               $ 682,037
                                           =========               =========

                See Notes to Consolidated Financial Statements.


                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                            (AMOUNTS IN THOUSANDS)

                                                                               YEARS ENDED DECEMBER 31,
                                                                  ------------------------------------------------
                                                                     1995              1994                1993
                                                                  ----------        -----------         ----------
Cash Flows from Operating Activities:
  Net Income................................................        $  44,802         $ 43,788           $  36,249
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation and amortization...........................           30,060           26,842              23,382
    Equity in earnings of real estate joint
     ventures and partnerships..............................           (1,549)          (1,330)             (1,093)
    (Gain) loss on sales of property and securities.........               14              234              (1,631)
    Amortization of direct financing leases.................              664              585                 920
    Changes in accrued rents and accounts
     receivable.............................................             (526)          (2,632)             (1,635)
    Changes in other assets.................................           (7,087)          (3,309)             (5,459)
    Changes in accounts payable and accrued expenses........            6,187               58               5,872
    Other, net..............................................              (67)              69                 132
                                                                    ---------         --------           ---------
    Net cash provided by operating activities...............           72,498           64,305              56,737
                                                                    ---------         --------           ---------
Cash Flows from Investing Activities:
  Investment in properties..................................         (105,438)         (75,685)            (91,008)
  Mortgage bonds and notes receivable:
    Advances................................................           (6,691)          (6,557)             (3,775)
    Collections.............................................           12,468            2,694               3,423
  Proceeds from sales and disposition of property...........              444            3,063               1,741
  Proceeds from sales of marketable debt securities.........           31,836                               32,612
  Purchase of marketable debt securities....................                                               (84,718)
  Real estate joint ventures and
   partnerships:
    Investments.............................................              (66)            (249)             (2,803)
    Distributions...........................................            1,337            1,238                 904
  Other, net................................................            2,672            2,519               1,213
                                                                    ---------         --------           ---------
      Net cash used in investing activities.................          (63,438)         (72,977)           (142,411)
                                                                    ---------         --------           ---------
Cash Flows from Financing Activities:
  Proceeds from issuance of:
    Debt....................................................          144,500          145,251              71,834
    Common shares of beneficial interest....................              398              410             113,190
  Principal payments of debt................................          (89,406)         (76,527)            (44,837)
  Dividends paid............................................          (63,478)         (59,735)            (52,345)
  Other, net................................................           (1,014)            (658)                (94)
                                                                    ---------         --------           ---------
       Net cash provided by (used in) financing
        activities..........................................           (9,000)           8,741              87,748
                                                                    ---------         --------           ---------
Net increase in cash and cash equivalents...................               60               69               2,074
Cash and cash equivalents at January 1......................            3,295            3,226               1,152
                                                                    ---------         --------           ---------
Cash and cash equivalents at December 31....................        $   3,355         $  3,295           $   3,226
                                                                    =========         ========           =========

                See Notes to Consolidated Financial Statements.

                STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                            COMMON
                                          SHARES OF
                                          BENEFICIAL   CAPITAL   RETAINED
                                           INTEREST    SURPLUS   EARNINGS
                                         -----------   -------   --------

Balance, January 1, 1993...............    $   577    $204,790
  Net income...........................                          $ 36,249
  Public offering of 2,835
   common shares.......................         85     112,890
  Conversion of notes and debentures...        116     123,877
  Shares issued under benefit plans....          1         847
  Cash dividends ($2.16 per share).....                (16,096)   (36,249)
                                           -------    --------   --------

Balance, December 31, 1993.............        779     426,308         --
  Net income...........................                            43,788
  Shares exchanged for property........          9      11,392
  Shares issued under benefit plans....          3         849
  Cash dividends ($2.28 per share).....                (15,947)   (43,788)
                                           -------    --------   --------

Balance, December 31, 1994.............        791     422,602         --
  Net income...........................                            44,802
  Shares exchanged for property........          5       6,342
  Shares issued under benefit plans....                    679
  Unrealized loss on marketable
   securities transferred to available
   for sale............................                   (144)
  Cash dividends ($2.40 per share).....                (18,676)   (44,802)
                                           -------    --------   --------
Balance, December 31, 1995.............    $   796    $410,803   $     --
                                           =======    ========   ========


                See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Weingarten Realty Investors, a Texas real estate investment trust, is engaged in the acquisition, development and management of real estate, primarily neighborhood and community shopping centers, in Texas and throughout the southwestern part of the United States. The Company's major tenants include supermarket chains, drugstore chains and other retailers who generally sell basic necessity-type commodities. The Company currently operates and intends to operate in the future as a real estate investment trust ("REIT").

Basis of Presentation

The consolidated financial statements include the accounts of the Company, its subsidiaries and its interest in 50% or more-owned joint ventures and partnerships over which the Company exercises control. All significant intercompany balances and transactions have been eliminated. Investments in less than 50% owned joint ventures are accounted for using the equity method.

Revenue Recognition

Rental revenue is generally recognized on a straight-line basis over the life of the lease for operating leases and over the lease terms using the interest method for direct financing leases. Contingent rentals (payments for taxes, maintenance and insurance by the lessees and for an amount based on a percentage of the tenants' sales) are estimated and accrued over the lease year.

Property

Real estate assets are carried at cost plus capitalized carrying charges. Depreciation is computed using the straight-line method, generally over estimated useful lives of 18-50 years for buildings and 10-20 years for parking lot surfacing and equipment. Major replacements are capitalized and the replaced asset and corresponding accumulated depreciation are removed from the accounts. All other maintenance and repair items are charged to expense as incurred.

Issued in March of 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," sets forth guidance on how to measure an impairment of long-lived assets and when to recognize such an impairment. The adoption of this pronouncement, effective for the Company's fiscal year ending December 31, 1996, is not expected to have a material effect on the Company's financial position or results of operations.

Capitalization

Carrying charges, principally interest and ad valorem taxes, on land under development and buildings under construction are capitalized as part of land under development and buildings and improvements.

Deferred Charges

Unamortized debt and lease costs are amortized primarily on a straight-line basis over the terms of the debt and over the lives of leases, respectively.

Marketable Debt Securities

Premiums and discounts are amortized (accreted) to operations over the estimated remaining lives of the securities using the constant yield method. At December 31, 1994, the Company's investment in marketable securities was classified as "held to maturity" and carried at amortized cost. Upon the sale of certain securities during the fourth quarter of 1995, the remaining investment was reclassified as "available for sale." At December 31, 1995, the securities were carried at market with any unrealized gains or losses included as a component of shareholders' equity.

Use of Estimates

The preparation of financial statements requires management to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain disclosures. Actual results could differ from those estimates.

Per Share Data

Net income per common share is computed using the weighted average number of common shares outstanding during the period and excludes the negligible dilutive effect of shares issuable under benefit plans.

Statements of Cash Flows

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. In 1995, the Company issued .2 million common shares of beneficial interest valued at $6.3 million and assumed $2.9 million of debt in connection with the purchase of property. During 1994, the Company issued .3 million common shares valued at $11.4 million and assumed $13.4 million of debt in connection with the purchase of property. During 1993, $123.0 million in convertible debentures and notes were converted into 3.9 million common shares.

Reclassifications

Reclassifications have been made to prior years' amounts to conform with the current year presentation.

Note 2. Debt

The Company's debt consists of the following (in thousands):

                                                   DECEMBER 31,
                                             ------------------------
                                                  1995        1994
                                             -----------  -----------
Fixed-rate debt payable to 2015 at 6.0%
 to 10.5%..................................     $189,413    $ 53,036
Notes payable under revolving credit
 agreement.................................       73,500     145,000
Reverse repurchase agreements, due
 daily and collateralized by $16.3
 million of marketable debt securities.....       11,900      16,200
Industrial revenue bonds to 2014 at
 5.1% to 6.8% at December 31, 1995.........        7,669       7,772

Obligations under capital leases...........        6,001       6,048
Other......................................          856       1,541
                                                --------    --------
    Total..................................     $289,339    $229,597
                                                ========    ========


At December 31, 1995, the variable interest rates for notes payable under the revolving credit agreement and the reverse repurchase agreements were 6.5% and 6.1%, respectively. The weighted average interest rate for the company's short-term debt for 1995 was 6.4%.

The Company's debt can be summarized as follows (in thousands):

                                               DECEMBER 31,
                                        ------------------------
                                            1995         1994
                                        -----------   ----------
As to interest rate:
  Fixed-rate debt (including
   amounts fixed through interest
   rate swaps).......................      $229,994   $102,278
  Variable-rate debt.................        59,345    127,319
                                           --------   --------
    Total............................      $289,339   $229,597
                                           ========   ========

                                               DECEMBER 31,
                                        ------------------------
                                            1995         1994
                                        -----------   ----------
As to collateralization:
  Secured debt........................     $ 87,133    $ 84,284
  Unsecured debt......................      202,206     145,313
                                           --------    --------
    Total.............................     $289,339    $229,597
                                           ========    ========


Scheduled principal payments on the Company's debt (excluding $73.5 million potentially due under the Company's revolving credit agreement in 1998 and $11.9 million of reverse repurchase agreements) are due during the following years (in thousands):

                       1996.................  $  1,857
                       1997.................     1,408
                       1998.................     1,503
                       1999.................     1,467
                       2000.................    30,539
                       2001 through 2005....   115,115
                       2006 through 2010....    33,834
                       Thereafter...........    17,765


Certain debt is collateralized by various direct financing leases or other property and current and future rentals from these leases and properties. At December 31, 1995 and 1994, the carrying value of such property aggregated $177 million and $257 million, respectively.

The Company has an unsecured $200 million revolving credit agreement with a bank syndicate. The agreement expires in November 1998, but the Company has an annual option to request a one year extension of the agreement. All members of the bank syndicate must agree to the requested extension or the agreement expires on the scheduled date, at which time all loans outstanding under the credit agreement become payable. The Company intends to request an extension of the agreement in 1996 and expects that the bank syndicate will agree to its request. During 1995, the maximum balance and weighted average balance outstanding under this agreement were $145 million and $85 million, respectively, at an average interest rate of 6.8%. The revolving credit agreement is subject to normal banking terms and conditions and does not adversely restrict the Company's operations or liquidity.

In the first quarter of 1995, the Company filed a $200 million shelf registration statement with the Securities and Exchange Commission, which allows for the issuance of debt or equity. In May, the Company began selling unsecured Medium Term Notes ("MTNs") under the shelf registration. As of December 31, 1995, the Company had sold $116.5 million of MTNs at a weighted average rate of 7.1% with an average term of nine years. At December 31, 1995, the unused portion of the shelf registration totaled $83.5 million.

The Company made cash payments for interest on debt, net of amounts capitalized, of $13.9 million in 1995, $10.1 million in 1994 and $9.4 million in 1993.

Various debt agreements contain restrictive covenants, the most restrictive of which requires the Company to produce annual consolidated distributable cash flow, as defined by the agreements, of not less than 250% of interest payments, to limit the payment of dividends to no more than 100% of the Company's annual consolidated cash flow, to limit short-term debt (as defined) to the greater of 33% of total debt or $200 million (exclusive of reverse repurchase agreements) and to maintain uncollateralized assets equal to at least 150% of unsecured debt. Management believes that the Company is in compliance with all restrictive covenants.

The Company has three interest rate swap contracts with an aggregate notional amount of $40 million. Such contracts, which expire through 2004, have been outstanding since their purchase. The Company intends to hold such contracts through their expiration date and to use them as a means of fixing the interest rate on a portion of the Company's variable-rate debt. The interest rate swaps have an effective interest rate of 8.1%. The difference between the interest received and paid on the interest rate swaps is recognized as interest expense as incurred. The interest rate swaps increased interest expense and decreased net income as follows, in millions: $.8 in 1995, $1.4 in 1994 and $1.9 in 1993. The interest rate swaps increased the average interest rate for the Company's debt by the following amounts: .2% for 1995, .8% for 1994 and 1.3% for 1993. The Company could be exposed to credit losses in the event of non-performance by the counterparty; however, the likelihood of such non-performance is remote.

NOTE 3. PROPERTY

The Company's property consists of the following (in thousands):

                                                      DECEMBER 31,
                                               ------------------------
                                                   1995        1994
                                               ------------------------

Land..........................................   $151,985    $121,773
Land under development........................     40,464      50,537
Buildings and improvements....................    636,601     539,862
Construction in-progress......................     11,648      13,111
Property under direct financing leases........      9,196       9,851
                                                 --------    --------
    Total.....................................   $849,894    $735,134
                                                 ========    ========

The following carrying charges were capitalized (in thousands):

                                    DECEMBER 31,
                       --------------------------------
                          1995       1994       1993
                       --------------------------------

Interest..............   $ 2,878    $ 1,670    $ 1,114
Ad valorem taxes......       486        625        193
                         -------    -------    -------
    Total.............   $ 3,364    $ 2,295    $ 1,307
                         =======    =======    =======

Note 4. Leasing Operations

Leasing Arrangements

The Company's lease terms range from less than one year for smaller tenant spaces to over twenty-five years for larger tenant spaces. In addition to minimum lease payments, most of the leases provide for contingent rentals.

Rentals under Operating Leases

Future minimum rental income from non-cancelable operating leases at December 31, 1995, in millions, is: $99.7 in 1996; $88.3 in 1997; $76.9 in 1998; $65.4
in 1999; $54.2 in 2000 and $435.2 thereafter. The future minimum rental amounts do not include estimates for contingent rentals. Such contingent rentals, in millions, aggregated $26.8 in 1995, $24.6 in 1994 and $21.4 in 1993.

Property under Direct Financing Leases

Leases that are, in substance, the financing of an asset purchase by the party leasing the property are recorded as property under direct financing leases.
The Company, in its capacity as lessor, has removed the leased property from its books and recorded the future lease payments receivable using the following components (in thousands):

                                                    DECEMBER 31,
                                               ----------------------
                                                   1995         1994
                                               ----------------------

Total minimum lease payments to be
 received....................................     $ 15,303   $17,405
Estimated residual values of leased
 property....................................        2,005     1,991
Unearned income..............................       (8,112)   (9,545)
                                                  --------   -------
    Property under direct financing leases...     $  9,196   $ 9,851
                                                  ========   =======

The Company recognized rental revenue from direct financing leases as follows, in millions: $1.9 in 1995; $1.5 in 1994 and $1.6 in 1993. At December 31,
1995, minimum lease payments to be received in each of the five succeeding years, in millions, are: $1.8 in 1996 and 1997; $1.7 in 1998; $1.5 in 1999 and
$1.1 in 2000. The future minimum lease payments do not include amounts for contingent rentals; contingent rental income on properties leased under direct financing leases, in millions, was $.7 in 1995, $.8 in 1994 and $.6 in 1993.

Note 5. Lease Commitments

The Company leases land and a shopping center from the owners, and then subleases these properties to other parties. Future minimum rentals under these operating leases, in millions, are: $1.4 in 1996; $1.3 in 1997 and 1998, $1.2 in 1999; $1.1 in 2000 and $19.6 thereafter.

Future minimum rental payments on these leases have not been reduced by future minimum sublease rentals aggregating $14.7 million through 2017 that are due under various non-cancelable subleases. Rental expense (including insignificant amounts for contingent rentals) for operating leases aggregated, in millions:
$1.8 in 1995 and $1.6 in 1994 and 1993. Sublease rental revenue (excluding amounts for improvements constructed by the Company on the leased land) from these leased properties was as follows, in millions: $2.2 in 1995; $2.1 in 1994 and $2.0 in 1993.

Property under capital leases, consisting of a shopping center aggregating $6.5 million, is included in buildings and improvements at December 31, 1995 and 1994.

Future minimum lease payments under these capital leases total $9.2 million, with annual payments due of $.2 million in each of 1996 through 2000, and $8.0 million thereafter. The amount of these total payments representing interest is $3.2 million. Accordingly, the present value of the net minimum lease payments is $6.0 million at December 31, 1995.

Note 6. Related Party Transactions

The Company has mortgage bonds and notes receivable of $15.9 million and $25.1 million, net of deferred gain of $5.5 million and $16.2 million, at December 31, 1995 and 1994, respectively, from WRI Holdings, Inc. ("Holdings"). The Company and Holdings share certain directors and are under common management. These receivables are collateralized by unimproved land and an investment in a joint venture which owned and managed eight motor hotels ("Hospitality"). The bonds and notes bear interest at rates of 16% and prime plus 1%, respectively. However, due to its poor financial condition, Holdings reduced the payment of interest to the Company in 1988 to the cash flow received from Hospitality and, accordingly, the Company limited the recognition of interest income for financial statement purposes to the same amount.

The Company does not anticipate receiving interest payments in excess of this cash flow in the near term. Interest income recognized for financial reporting purposes was $1.2 million, $1.6 million and $2.1 million in 1995, 1994 and 1993, respectively.

During 1995, seven of the eight motor hotels owned by Hospitality were sold. The Company received $6.6 million in cash and substantive ownership of a three-year, interest-only $3.5 million note receivable from the purchaser which bears interest at 14% per annum. These proceeds were used to repay the $2.7 million net investment (cost less related deferred gain) in the mortgage bonds secured by the seven motels plus accrued interest and $7.4 million of notes receivable. The Company did not recognize any of the previously deferred gain on the transaction.

The Company had an unrecorded receivable for interest on the mortgage bonds of $36.6 million and $28.6 million at December 31, 1995 and 1994, respectively. Interest income not recognized by the Company for financial reporting purposes aggregated, in millions, $8.0, $6.3 and $5.2 for 1995, 1994 and 1993, respectively.

Management of the Company believes that the fair market value of the security collateralizing debt from Holdings is greater than the net investment in such debt and that there would not be a charge to operations if the Company were to foreclose on the debt. If foreclosure were required, the net investment in such debt would become the Company's basis of the repossessed assets. However, the Company does not currently anticipate foreclosure on Holdings' properties due to certain restrictions imposed on such assets in connection with the Company's REIT status. The Company's management does not presently believe that the net investment in the mortgage bonds and notes receivable from Holdings has been impaired.

The Company owns an interest in several joint ventures and partnerships. Notes receivable from these entities bear interest at 8.5% to 10.5% at December 31, 1995 and are due at various dates through 2020. The Company recognized interest income on these notes as follows, in millions: $1.1 in 1995; $.9 in 1994 and $1.0 in 1993.

Texas Commerce Bank National Association ("TCB") is a significant participant in and the agent for the banks that provide the Company's $200 million revolving credit agreement. The Company and TCB have two common directors.

NOTE 7. SHARE OPTIONS AND AWARDS

The Company has an incentive Share Option Plan which provides for the issuance of options and share awards up to a maximum of 500,000 common shares and expires in December 1997. The Company has an additional share option plan which grants 100 share options to every employee of the Company, excluding executive officers, upon completion of each five year interval of service. This plan, which expires in 2002, provides options for a maximum of 100,000 common shares. For both of these share option plans, options are granted to employees of the Company at an exercise price equal to the quoted fair market value of the common shares on the date the options are granted. All options and awards that are granted expire upon termination of employment or ten years from the date of the grant.

In January 1994, the Company issued 62,900 restricted shares and granted 434,400 share options under a compensatory Incentive Share Plan for key officers of the Company. This plan, which expires in 2003, provides for a total of 500,000 shares, either in the form of restricted shares or options. The restricted shares generally vest over a ten-year period, with potential acceleration of vesting due to appreciation in the market value of the Company's shares. The share options vest over a five-year period beginning two years after the date of grant. Share options were granted at the market price on the date of grant.
The Company recognized $.2 million of compensation expense relating to the restricted shares in both 1995 and 1994.

Following is a summary of the option activity for the three years ended December 31, 1995:

                                            SHARES       OPTION
                                            UNDER         PRICE
                                            OPTION      PER SHARE
                                         ---------- ----------------
Outstanding January 1, 1993.............   228,325  $19.50  - $34.00
Granted.................................    11,700   36.88  -  44.00
Exercised...............................   (11,425)  19.50  -  36.88
                                           -------

Outstanding, December 31, 1993..........   228,600   19.50  -  44.00
Granted.................................   552,150   33.00  -  40.50
Canceled................................   (15,000)  31.00  -  41.50
Exercised...............................   (18,500)  19.50  -  31.00
                                           -------

Outstanding, December 31, 1994..........   747,250   19.50  -  44.00
Granted.................................     3,510   34.00  -  38.00
Canceled................................   (26,500)  25.00  -  37.13
Exercised...............................   (15,610)  25.00  -  31.00
                                           -------

Outstanding, December 31, 1995..........   708,650  $19.50  - $44.00
                                           =======

At December 31, 1995, 314,884 common shares were available for the future grant of options or awards and options for 189,000 shares were exercisable.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Company was contingently liable at December 31, 1995 for $1.2 million of notes payable executed by various joint ventures and partnerships.

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

In connection with the acquisition of certain property in exchange for the Company's common shares in 1994, the Company entered into an agreement with the seller under which the Company essentially guarantees that its common shares would exceed a specified value on a certain future date. If the shares' market value does not exceed the threshold specified in the agreement, the Company has the option to pay the seller the difference in cash, issue additional common shares (based upon the then market value of the shares) for the difference or settle the difference by a combination of paying cash and issuing shares. The Company has the option to settle the agreement in June 1996, December 1996 or June 1997. If the Company had settled this agreement at December 31, 1995, the cash settlement amount would have been $1.5 million or a maximum of 39,500 common shares would have been issued.

In connection with a property acquisition in 1995, the Company issued .2 million common shares, and provided the seller with an option to put the shares back to the Company or require the Company to provide a third party buyer of the shares at a price of approximately $39 per share on May 1, 1996. The property acquired was initially recorded based on $39 per share.

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

Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of interest, ad valorem taxes, depreciation, rental revenue, pension expense and installment gains on sales of property. As a result of these differences, the book value of the Company's net assets exceeds its tax basis by $34.0 million at December 31, 1995.

For federal income tax purposes, the cash dividends distributed to shareholders are characterized as follows:

                                1995    1994    1993
                             -------  -------  -----

Ordinary income............    76.4%   94.0%   86.9%
Return of capital
 (generally non-taxable)...    20.1     5.0    10.2
Long-term capital gains....     3.5     1.0     2.9
                             -------  ------  ------
    Total..................   100.0%  100.0%  100.0%
                             =======  ======  ======

NOTE 10. PENSION PLAN

The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation during the last five years of service. The Company's funding policy is to make annual contributions as required by applicable regulations, however, the Company has not been required to make contributions for any of the past three years. The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheet (in thousands):

                                            1995      1994
                                        ---------   -------
Actuarial present value of:
  Vested benefit obligation...........    $ 5,908   $ 5,218
                                        =========   =======
  Accumulated benefit obligation......    $ 5,976   $ 5,278
                                        =========   =======
  Projected benefit obligation........    $ 7,665   $ 6,748
  Plan assets at fair value, primarily
   common stocks and bonds............      7,654     6,270
                                        ---------   -------
  Projected benefit obligation in
   excess of plan assets..............        (11)     (478)
  Unrecognized prior service cost.....        149       196
  Unrecognized net  gain..............       (851)      (33)
  Unrecognized net transition asset...       (125)     (198)
                                        ---------   -------
     Pension liability................    $  (838)  $  (513)
                                        =========   =======



The components of net periodic pension cost are as follows (in thousands):

                                            1995      1994      1993
                                          -------   -------   -------

Service cost of benefits earned during
 the year.............................    $   300   $   248   $   115
Interest cost on projected benefit
 obligation...........................        478       422       482
Actual return on plan assets..........     (1,499)      428      (646)
Net amortization and deferral.........      1,047      (948)      135
                                          --------  --------  -------
     Total............................    $   326   $   150   $    86
                                          =======   ========  =======


     Assumptions used to develop periodic expense and the actuarial present value of projected benefit obligations for:

                                          1995   1994   1993
                                          -----  -----  ----

Weighted average discount rate.........    7.0%   7.0%   7.0%
Expected long-term rate of return on
 plan assets...........................    8.0%   7.0%   7.0%
Rate of increase in compensation levels    5.5%   5.5%   5.5%


NOTE 11. MARKETABLE SECURITIES

The Company's investment in marketable debt securities at December 31, 1995 consists of U.S. government agency guaranteed pass-through certificates which mature through 2008. During 1995, the Company sold U.S. Treasury Notes with an amortized cost of $31.8 million as determined using the specific identification method and realized a gain of $.1 million. These securities, which were classified as "held to maturity", were sold due to changes in market rates coupled with a shift in the Company's philosophy regarding the holding of marketable securities. The Company's remaining investment was reclassified to "available for sale". At December 31, 1995 and 1994, the fair value of these investments totaled $16.3 million and $45.8 million, respectively. The amortized cost of the investments at December 31, 1995 and 1994 was $16.4 million and $49.9 million, respectively, and the related unrealized losses were $.1 million and $4.1 million, respectively.

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosure of fair value was determined by the Company using available market information and appropriate valuation methodologies as of December 31, 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein. Unless otherwise described below, all other financial instruments are carried at amounts which approximate their fair values.

Based on rates currently available to the Company for debt with similar terms and average maturities, fixed-rate debt with a carrying value of $230.0 million has a fair value of approximately $242.5 million at December 31, 1995. The fair value of the Company's variable-rate debt approximates its carrying value of $59.3 million.

The fair value of the interest rate swap agreements is based on the estimated amounts the Company would receive or pay to terminate the contracts at December 31, 1995. If the Company had terminated these agreements at December 31, 1995, the Company would have paid $5.0 million.

Fair value of the mortgage bonds and notes receivable from Holdings was not determined because it is not practical to reasonably assess the credit adjustment that would be applied in the marketplace for such bonds and notes receivable.

NOTE 13.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

During the year ended December 31, 1995, the Company acquired ten retail centers, its joint venture partners' interests in two other retail centers and one industrial project. The pro forma financial information for the years ended December 31, 1995 and 1994 shown below is based on the historical statements of the Company after giving effect to the acquisitions as if such acquisitions took place on January 1, 1995 and 1994, respectively. (In thousands, except per share amounts)

                                                   DECEMBER 31,
                                      -----------------------------------
                                          1995                     1994
                                      -----------              ----------

Proforma revenues...................     $141,808                $133,278
                                      -----------              ----------
Proforma net income.................     $ 46,564                $ 47,285
                                      -----------              ----------
Proforma net income per common share     $   1.76                $   1.79
                                      -----------              ----------


The pro forma financial information is presented for informational purposes only and may not be indicative of results that would have actually occurred if the acquisitions had been in effect at the dates indicated, nor does it purport to be indicative of the results that may be achieved in the future.

NOTE 14. QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 1995 and 1994 is as follows:


                                  FIRST   SECOND    THIRD   FOURTH
                               ------------------------------------
1995:
  Revenues....................   $32,092  $32,659  $33,885  $35,561
  Net income..................    11,364   10,931   11,259   11,248
  Net income per common share.      0.43     0.41     0.42     0.43

1994:
  Revenues....................   $28,889  $29,416  $31,126  $31,362
  Net income..................    10,591   10,216   11,873   11,108
  Net income per common share.      0.41     0.39     0.45     0.42

NOTE 15.   PRICE RANGE OF COMMON SHARES (UNAUDITED)

The high and low sale prices per share of the Company's shares, as reported on the New York Stock Exchange composite tape, and dividends per share paid for the periods indicated were as follows:

                                         HIGH        LOW       DIVIDENDS
                                     ----------  --------     -----------
1995:
  First...........................     $ 38       $34 1/2         $0.60
  Second..........................       38 1/8    34 1/4          0.60
  Third...........................       37 7/8    35 1/8          0.60
  Fourth..........................       38 1/2    33 1/2          0.60


                            HIGH         LOW         DIVIDENDS
                           -------     -------       ---------
1994:
  First .................  $40 1/2     $36 3/8         $0.57
  Second ................   39 7/8      36 3/4          0.57
  Third .................   39 1/2      34 3/4          0.57
  Fourth ................   38 1/8      32 3/4          0.57

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       (a) Information with respect to the Company's trust managers is incorporated by reference from pages 3 through 6 of the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held May 2, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

  Incorporated by reference from pages 11 through 13 of the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held May 2, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated by reference from pages 2 through 4 of the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held May 2, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated by reference from pages 18 through 20 of the Company's Proxy Statement in connection with the Annual Meeting of Shareholders to be held May 2, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements and Financial Statement Schedules:


                                                                       PAGE
                                                                       ----

  (1)    (A) Independent Auditors' Report...........................     19
         (B) Financial Statements
             (i)   Statements of Consolidated Income for the years
                    ended December 31, 1995, 1994 and 1993..........     20
             (ii)  Consolidated Balance Sheets as of December 31,
                    1995 and 1994...................................     21
             (iii) Statements of Consolidated Cash Flows for the
                    years ended December 31, 1995, 1994 and 1993....     22
             (iv)  Statements of Consolidated Shareholders' Equity
                    for the years ended December 31, 1995, 1994
                    and 1993........................................     23
             (v)   Notes to Consolidated Financial Statements.......     24

  (2) Financial Statement Schedules:


SCHEDULE                                               PAGE
--------                                               ----

 II          Valuation and Qualifying Accounts.......    41
 III         Real Estate and Accumulated Depreciation    42
 IV          Mortgage Loans on Real Estate...........    44

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

 10.3.1*  --  Second Bonds Renewal and Extension Agreement, effective December
              28, 1995, for the 16% Mortgage Bonds of WRI Holdings, Inc., payable to the Company in the original principal amount of $3,150,000.

 10.4     --  Trust Indenture, dated December 28, 1984, between WRI Holdings,
              Inc. and Texas Commerce Bank National Association, as Trustee, relating to the 16% Mortgage Bonds Due 1994 of WRI Holdings, Inc. in the original principal amount of $3,150,000 (filed as Exhibit
              10.9 to the Company's Registration Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).

 10.4.1   --  Supplemental Indenture of Trust, dated February 22, 1995, between
              WRI Holdings, Inc. and Texas Commerce Bank National Association relating to the 16% Mortgage Bonds due December 28, 1994 of WRI Holdings, Inc. in the original principal amount of $3,150,000 (filed as Exhibit 10.4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

 10.5*    --  Second Supplemental Indenture of Trust between WRI Holdings, Inc.
              and Texas Commerce Trust Company of New York, as Trustee, amending
              Trust Indenture, dated December 28, 1984, between WRI Holdings,
              Inc. and Texas Commerce Bank National Association, as Trustee, relating to the 16% Mortgage Bonds Due 1994 of WRI Holdings, Inc.
              in the original principal amount of $3,150,000.

 10.6     --  16% Mortgage Bonds Due 2004 of WRI Holdings, Inc., dated December
              28, 1984, payable to the Company in the original principal amount of $16,682,000 (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).

 10.7     --  Trust Indenture, dated December 28, 1984, between WRI Holdings,
              Inc. and Texas Commerce Bank National Association, as Trustee, relating to the 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the original principal amount of $16,682,000 (filed as Exhibit
              10.11 to the Company's Registration Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).

 10.7.1   --  First Supplemental Indenture of Trust between WRI Holdings, Inc.
              and Texas Commerce Trust Company of New York, as Trustee, amending Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Texas Commerce Bank National Association, as Trustee, relating to the 16% Mortgage Bonds due 2004 of WRI Holdings, Inc. in the original principal amount of $16,682,000 (filed as Exhibit
              10.7.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).

 10.8*    --  Third Amended Promissory Note, as restated, effective as of
              January 1, 1992, executed by WRI Holdings, Inc., pursuant to which it may borrow up to the principal sum of $40,000,000 from the Company.

 10.9     --  16% Mortgage Bonds Due 2004 of WRI Holdings, Inc., dated December
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

 10.11    --  Agreement Correcting Trust Indenture, dated February 11, 1985, relating to 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the original principal amount of $7,000,000 (filed as Exhibit
              10.15 to the Company's Registration Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).

 10.12    --  Amendment to Note Purchase Agreement, dated March 31, 1991, amending loan agreement, dated August 6, 1987, Life and Accident Insurance Company for $4,000,000, American General Life Insurance Company of Delaware for $4,000,000, Republic National Life Insurance Company for $3,000,000 and American Amicable Life Insurance Company of Texas for $2,000,000 (filed as Exhibit
              10.15.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

 10.13+   --  The Savings and Investment Plan for Employees of the Company,
              as amended (filed as Exhibit 4.1 to the Company's Registration
              Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).

 10.14+   --  The Fifth Amendment to Savings and Investment Plan for
              Employees of Weingarten Realty (filed as Exhibit 4.1.1 to the
              Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).

 10.15    --  Promissory Note and Line of Credit Loan Agreement in the amount of $5,000,000, effective as of May 13, 1991, between the Company, as payee, and Leisure Dynamics, Inc. as maker (filed as Exhibit
              10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

 10.16    --  Promissory Note in the amount of $12,000,000 between the
              Company, as payee, and Plaza Construction, Inc., as maker (filed as Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).

 10.16.1* --  Seventh Renewal and Extension of Promissory Note in the amount of $12,000,000, effective as of December 1, 1995, between the Company, as payee, and Plaza Construction, Inc., as maker.

 10.17    --  Amended and Restated Master Swap Agreement dated as of January
              29, 1992, between the Company and Texas Commerce Bank National Association, (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

 10.17.1  --  Rate Swap Transaction, dated as of May 15, 1992, between the
              Company and Texas Commerce Bank National Association, (filed as
              Exhibit 10.24.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

 10.17.2  --  Rate Swap Transaction, dated as of June 24, 1992, between the
              Company and Texas Commerce Bank National Association, (filed as
              Exhibit 10.24.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

 10.17.3  --  Rate Swap Transaction, dated as of July 2, 1992, between the
              Company and Texas Commerce Bank National Association, (filed as
              Exhibit 10.24.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

 10.18    --  Credit Agreement dated as of November 22, 1994 between the
              Company and Texas Commerce Bank National Association as Agent and individually as a Bank, First Interstate Bank of Texas N.A. and the Banks defined therein, together with Amendment No. 1 to such Credit Agreement, dated as of January 31, 1995, (filed as Exhibit 10 to the Company's Registration Statement on Form S-3 (No. 33-57659) and incorporated herein by reference).

 10.18.1* --  Second, Third, Fourth, Fifth, and Sixth Amendments to Credit
              Agreement dated November 22, 1994 between the Company and Texas Commerce Bank National Association as Agent.

 10.19    --  Note Purchase Agreement, dated April 1, 1994, between The Variable
              Annuity Life Insurance Company, American General Life Insurance Company and the Company in the amount of $30,000,000 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

 10.20+   --  The 1993 Incentive Share Plan of the Company (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 33-52437) and incorporated herein by reference).

 10.21    --  7.10% Senior Medium Term Note (Series A) of the Company, dated
              5-22-95, in the amount of $12,500,000 (filed as Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

 10.22    --  7.29% Senior Medium Term Note (Series A) of the Company, dated
              5-22-95, in the amount of $12,500,000 (filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

 10.23    --  7.35% Senior Medium Term Note (Series A) of the Company, dated
              5-30-95, in the amount of $12,500,000 (filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

 10.24    --  7.125% Senior Medium Term Note (Series A) of the Company, dated
              5-30-95, in the amount of $12,500,000 (filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

 10.25    --  7.22% Senior Medium Term Note (Series A) of the Company, dated
              6-1-95, in the amount of $12,500,000 (filed as Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

 10.26    --  6.82% Senior Medium Term Note (Series A) of the Company, dated
              6-1-95, in the amount of $25,000,000 (filed as Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

 10.27    --  7.28% Senior Medium Term Note (Series A) of the Company, dated
              8-21-95, in the amount of $10,000,000 (filed as Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

 10.28*   --  6.84% Senior Medium Term Note (Series A) of the Company, dated
              11-7-95, in the amount of $2,000,000.

 10.29*   --  6.84% Senior Medium Term Note (Series A) of the Company, dated
              11-20-95, in the amount of $5,000,000.

 10.30*   --  6.62% Senior Medium Term Note (Series A) of the Company, dated
              12-11-95, in the amount of $10,000,000.

 10.31*   --  6.65% Senior Medium Term Note (Series A) of the Company, dated
              12-14-95, in the amount of $2,000,000.

 10.32*   --  Revolving Credit Note, dated September 20, 1995, between the
              Company and Texas Commerce Bank National Association in the amount of $73,000,000.

 10.33*   --  Revolving Credit Note, dated September 20, 1995, between the
              Company and NationsBank of Texas, N.A in the amount of $45,000,000.

   10.34*        -- Revolving Credit Note, dated September 20, 1995, between the Company and First Interstate
                    Bank of Texas, N.A. in the amount of $40,000,000.
   10.35*        -- Revolving Credit Note, dated September 20, 1995, between the Company and Signet
                    Bank/Virginia in the amount of $22,000,000.
   10.36*        -- Revolving Credit Note, dated September 20, 1995, between the Company and Commerzbank, A.G.
                    in the amount of $20,000,000.
    11.1*        -- Computation of Net Income Per Common and Common Equivalent Share.
    12.1*        -- Computation of Fixed Charges Ratios.
    21.1*        -- Subsidiaries of the Registrant.
    23.1*        -- Consent of Deloitte & Touche LLP.
    27.1*        -- Financial Data Schedule.

*  Filed with this report.
+  Management contract or compensatory plan or arrangement.

                                   SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               WEINGARTEN REALTY INVESTORS


                               By:  STANFORD ALEXANDER
                                  ----------------------------------
                                    Stanford Alexander
                                    Chairman/Chief Executive Officer

Date:   March 26, 1996

     Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                 SIGNATURE                            TITLE              DATE
              ---------------                  --------------------  ------------
By:          STANFORD ALEXANDER                Chairman and Trust      March 26, 1996
     ---------------------------------               Manager
             Stanford Alexander                  (Chief Executive
                                                     Officer)

By:         ANDREW M. ALEXANDER                   Executive Vice        March 26, 1996
     ---------------------------------           President/Asset
            Andrew M. Alexander                   Management and
                                                  Trust Manager

By:           MARTIN DEBROVNER                   President, Chief       March 26, 1996
     ---------------------------------          Operating Officer
              Martin Debrovner                  and Trust Manager

By:              MELVIN DOW                       Trust Manager         March 26, 1996
     ---------------------------------
                 MELVIN DOW

By:          STEPHEN A. LASHER                    Trust Manager         March 26, 1996
     ---------------------------------
             Stephen A. Lasher

By:       JOSEPH W. ROBERTSON, JR.                Executive Vice        March 26, 1996
     ---------------------------------            President and
          Joseph W. Robertson, Jr.                Trust Manager
                                                 (Chief Financial
                                                     Officer)

By:         DOUGLAS W. SCHNITZER                  Trust Manager         March 26, 1996
     ---------------------------------
            Douglas W. Schnitzer

By:           MARC J. SHAPIRO                     Trust Manager         March 26, 1996
     ---------------------------------
              Marc J. Shapiro

By:             J.T. TROTTER                      Trust Manager         March 26, 1996
     ---------------------------------
                J.T. Trotter

By:          STEPHEN C. RICHTER                 Vice President and      March 26, 1996
     ---------------------------------              Treasurer
             Stephen C. Richter                     (Principal
                                               Accounting Officer)

                                                                     SCHEDULE II

                          WEINGARTEN REALTY INVESTORS
                       VALUATION AND QUALIFYING ACCOUNTS
                        DECEMBER 31, 1995, 1994 AND 1993

                             (AMOUNTS IN THOUSANDS)

                                                                  CHARGED
                                           BALANCE AT             TO COSTS          CHARGED                                BALANCE
                                           BEGINNING                AND             TO OTHER       DEDUCTIONS             AT END OF
         DESCRIPTION                       OF PERIOD              EXPENSES          ACCOUNTS          (A)                   PERIOD
--------------------------                ------------         -------------      -------------   ------------          ------------
1995:
  Allowance for Doubtful Accounts            $1,007                 $1,126                            $  697                  $1,436

1994:
  Allowance for Doubtful Accounts               938                  1,261                             1,192                   1,007

1993:
  Allowance for Doubtful Accounts               755                    844                               661                     938

--------------
Note A -- Write-offs of accounts receivable previously reserved.

                                                                    SCHEDULE III

                          WEINGARTEN REALTY INVESTORS
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

                             (AMOUNTS IN THOUSANDS)

                                                 TOTAL COST
                            ----------------------------------------------------------
                                                                             PROPERTY
                                                                              UNDER
                                            BUILDINGS         PROJECTS        DIRECT
                                               AND             UNDER        FINANCING     TOTAL      ACCUMULATED     ENCUMBRANCES
                                LAND       IMPROVEMENTS     DEVELOPMENT       LEASES       COST     DEPRECIATION          (A)
                            ----------  -----------------  --------------  -----------  ---------  ---------------  ---------------
SHOPPING CENTERS:
 Texas.................       $111,280          $404,713                        $7,156  $523,149         $154,666         $ 5,052
 Other States..........         28,219           155,818                         2,040   186,077           32,769           8,602
                            ----------  -----------------  --------------  -----------  ---------  ---------------  ---------------
  Total Shopping
   Centers.............        139,499           560,531                         9,196   709,226          187,435          13,654
INDUSTRIAL PROPERTIES:
 Texas.................         11,553            55,107                                  66,660           16,566           3,763
OFFICE BUILDING:
 Texas.................            534            13,331                                  13,865            9,378
MULTI-FAMILY RESIDENTIAL
 PROPERTIES:
 Texas.................            399             1,098                                   1,497              641           1,100
                            ----------  -----------------  --------------  -----------  ---------  ---------------  ---------------
Total Improved
 Properties............        151,985           630,067                         9,196   791,248          214,020          18,517
                            ----------  -----------------  --------------  -----------  ---------  ---------------  ---------------
LAND UNDER DEVELOPMENT:
 Texas.................                                           $38,596                  38,596
 Other States..........                                             1,868                   1,868
                            ----------  -----------------  --------------  -----------  ---------  ---------------  ---------------
  Total Land Under
   Development.........                                            40,464                  40,464
                            ----------  -----------------  --------------  -----------  ---------  ---------------  ---------------
LEASED PROPERTY
 (SHOPPING CENTER)
 UNDER CAPITAL LEASE:
 Louisiana.............                            6,534                                    6,534            2,637           6,001
                            ----------  -----------------  --------------  -----------  ---------  ---------------  ---------------
CONSTRUCTION IN PROGRESS:
 Texas.................                                            11,176                  11,176
 Other States..........                                               472                     472
                            ----------  -----------------  --------------  -----------  ---------  ---------------  ---------------
  Total Construction in
   Progress............                                            11,648                  11,648
                            ----------  -----------------  --------------  -----------  ---------  ---------------  ---------------

TOTAL OF ALL
 PROPERTIES............       $151,985          $636,601         $52,112        $9,196   $849,894         $216,657         $24,518
                            ==========  =================  ==============  ===========  =========  ===============  ===============



 NOTE A - ENCUMBRANCES DO NOT INCLUDE $62.6 MILLION OUTSTANDING UNDER A $35 MILLION 14-YEAR TERM LOAN AND A $30 MILLION 20-YEAR TERM LOAN, BOTH PAYABLE TO A GROUP OF INSURANCE COMPANIES SECURED BY A PROPERTY COLLATERAL POOL INCLUDING ALL OR PART OF 8 SHOPPING CENTERS.

                                                        SCHEDULE III
                                                        (CONTINUED)

     THE CHANGES IN TOTAL COST OF THE PROPERTIES FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 WERE AS FOLLOWS:


                                  1995       1994       1993
                              -----------  ---------  --------
BALANCE AT BEGINNING OF YEAR    $735,134   $634,814   $540,671
ADDITIONS AT COST...........     115,687    101,402     95,502
RETIREMENTS OR SALES........      (1,433)    (1,082)    (2,485)
OTHER CHANGES (B)...........         506                 1,126
                              -----------  ---------  --------
 BALANCE AT END OF YEAR.....    $849,894   $735,134   $634,814
                              ===========  =========  ========

     THE CHANGES IN ACCUMULATED DEPRECIATION FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993 WERE AS FOLLOWS:



                                  1995       1994       1993
                              -----------  ---------  --------

BALANCE AT BEGINNING OF YEAR     $191,427   $168,405  $150,366
ADDITIONS CHARGED TO EXPENSE       25,541     23,027    18,740
RETIREMENTS OR SALES........         (311)        (5)     (701)
                              -----------  ---------  --------

BALANCE AT END OF YEAR......     $216,657   $191,427  $168,405
                              ===========  =========  ========


NOTE B -- TRANSFERRED FROM NET INVESTMENT IN DIRECT FINANCING
          LEASES.

                                                                     SCHEDULE IV
                          WEINGARTEN REALTY INVESTORS
                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1995

                             (AMOUNTS IN THOUSANDS)


                                         FINAL            PERIODIC             FACE       CARRYING
                             INTEREST   MATURITY           PAYMENT           AMOUNT OF   AMOUNT OF
                               RATE       DATE              TERMS            MORTGAGES  MORTGAGES(B)
                           ----------  ---------- --------------------  -------------- -------------

SHOPPING CENTERS:
 FIRST MORTGAGES:
 SHELDON FOREST
 CHANNELVIEW, TX              PRIME     12-31-96   VARYING ($179 BALLOON)      $   179    $   179

PHELAN BOULEVARD
 BEAUMONT, TX                 PRIME     12-31-96   VARYING ($129 BALLOON)          733        129
                               +2%
EASTEX VENTURE
 BEAUMONT, TX                 PRIME     12-31-96  VARYING ($2,275 BALLOON)       3,500      2,275
                               +1 1/2
MAIN/O.S.T., LTD.
 HOUSTON, TX                  9.3%      02-01-20     $476 ANNUAL P & I           4,800      4,705
                                                      ($1,241 BALLOON)
INDUSTRIAL:
 FIRST MORTGAGES:
 RAILWOOD
 HOUSTON, TX                   10%      12-28-04          VARYING                7,000      6,223
                                                      ($6,223 BALLOON)
RIVER POINTE,
 CONROE, TX
 (NOTE C)                       9%      11-30-03          VARYING                2,133      1,882

LITTLE YORK, HOUSTON, TX
 (NOTE C)                       9%      12-31-03          VARYING                1,922      1,672




                                         FINAL            PERIODIC             FACE       CARRYING
                             INTEREST   MATURITY           PAYMENT           AMOUNT OF   AMOUNT OF
                               RATE       DATE              TERMS            MORTGAGES  MORTGAGES(B)
                           ----------- --------- ---------------------  -------------- --------------







MULTI-FAMILY RESIDENTIAL
 FIRST MORTGAGES:
  STANFORD COURT APARTMENTS
  HOUSTON, TX                  8.00%    03-30-98          VARYING                1,440      1,414

UNIMPROVED LAND:
 SECOND MORTGAGE:
  RIVER POINTE
  CONROE, TX                   PRIME    12-01-96          VARYING               12,000      9,313
                                +1%                   ($9,313 BALLOON)
HOTELS:
 SECOND MORTGAGE:
 HOSPITALITY VENTURE,
 HOUSTON, TX                     14%    09-01-98          MONTHLY                3,500      3,500
                                                        INTEREST ONLY
                                                      ($3,500 BALLOON)
                                                                          ------------   --------
TOTAL MORTGAGE LOANS ON
 REAL ESTATE (NOTE A)                                                          $37,207    $31,292
                                                                          ============   ========

NOTE A -- CHANGES IN MORTGAGE LOANS FOR THE YEARS ENDED DECEMBER 31, 1995, 1994
          AND 1993 ARE SUMMARIZED BELOW:

                                 1995       1994       1993
                             -----------  ---------  --------
BALANCE,  BEGINNING OF YEAR     $28,719    $25,635    $30,357
NEW MORTGAGE LOANS                3,500      1,354        456
ADDITIONS TO EXISTING LOANS       1,041      2,032        251
COLLECTIONS OF PRINCIPAL         (1,968)      (302)    (5,429)
                             -----------  ---------  --------

BALANCE,  END OF YEAR           $31,292    $28,719    $25,635
                             ===========  =========  ========

NOTE B -- THE AGGREGATE COST AT DECEMBER 31, 1995 FOR FEDERAL INCOME TAX
          PURPOSES IS $28,067.

NOTE C -- PRINCIPAL PAYMENTS ARE DUE MONTHLY TO THE EXTENT OF CASH FLOW
          GENERATED BY THE UNDERLYING PROPERTY.