Form 10-Q
period 1996-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 1996-05-09
CIK 828916

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q
(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996
                                                --------------

                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to _______________

                         Commission file number 1-9876
                                                ------

                          WEINGARTEN REALTY INVESTORS
                          ---------------------------
             (Exact name of registrant as specified in its charter)


           Texas                                            74-1464203
- --------------------------------                  -----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification No.)


2600 Citadel Plaza Drive, P.O. Box 924133,
           Houston, Texas                                    77292-4133
- -----------------------------------------         -----------------------------
(Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code:  (713) 866-6000
                                                           --------------


- -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X   .        No       .
                                                -------            ------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 6, 1996, there were 26,547,174 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

                                     PART 1
                             FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                          WEINGARTEN REALTY INVESTORS
                       STATEMENTS OF CONSOLIDATED INCOME
                                  (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                          Three Months Ended
                                              March 31,
                                        --------------------
                                            1996      1995
                                        ----------  --------
Revenues:
 Rentals..............................  $   34,970   $29,698
 Interest (including amounts from
  related parties of $416 in 1996 and
  $684 in 1995).......................         874     1,460
 Equity in earnings of real estate
  joint ventures and partnerships.....         404       384
 Other................................         514       550
                                        ----------  --------
    Total.............................      36,762    32,092
                                        ----------  --------


Expenses:
 Depreciation and amortization........       8,091     7,027
 Operating............................       5,383     4,923
 Ad valorem taxes.....................       4,781     4,230
 Interest.............................       5,011     3,414
 General and administrative...........       1,367     1,275
                                        ----------  --------
    Total.............................      24,633    20,869
                                        ----------  --------
Income from Operations................      12,129    11,223
Gain on sales of property.............         496       141
                                        ----------  --------
Net Income............................  $   12,625   $11,364
                                        ==========   =======
Net Income per Common Share...........  $      .48   $   .43
                                        ==========   =======
Cash Dividends Declared per
 Common Share.........................  $      .62   $   .60
                                        ==========   =======
Weighted Average Number of Common
 Shares Outstanding...................      26,547    26,368
                                        ==========   =======



                See notes to consolidated financial statements.

                          WEINGARTEN REALTY INVESTORS
                          CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                          March 31,   December 31,
                                             1996         1995
                                          ---------   ------------
                 ASSETS                   (unaudited)
Property................................  $ 874,729      $ 849,894

Accumulated depreciation................   (223,371)      (216,657)
                                          ---------      ---------
 Property - net.........................    651,358        633,237

Investment in Real Estate Joint
 Ventures and Partnerships..............      8,847          8,960
                                          ---------      ---------
        Total...........................    660,205        642,197

Mortgage Bonds and Notes Receivable
 from:

 Affiliate (net of deferred gain of
  $5,514)...............................     16,133         15,863

 Real Estate Joint Ventures and
  Partnerships..........................     13,969         13,897

Marketable Debt Securities..............     15,648         16,262

Unamortized Debt and Lease Costs........     20,586         20,602

Accrued Rent and Accounts Receivable
 (net of allowance for doubtful
 accounts of $1,321 in 1996 and $1,436
 in 995)................................      8,463         13,357

Cash and Cash Equivalents...............      3,616          3,355

Other...................................      9,133          9,291
                                          ---------      ---------
            Total.......................  $ 747,753      $ 734,824
                                          =========      =========

  LIABILITIES AND SHAREHOLDERS' EQUITY

Debt....................................  $ 318,419      $ 289,339

Accounts Payable and Accrued Expenses...     18,863         30,880

Other...................................      2,878          3,006
                                          ---------      ---------
        Total...........................    340,160        323,225
                                          ---------      ---------


Shareholders' Equity:

 Preferred shares of beneficial
  interest-par value, $0.03 per share;
  shares authorized:  10,000; shares
  issued and outstanding: none..........

Common shares of beneficial interest -
 par value, $0.03 per  share; shares
 authorized: 150,000; shares issued and
 outstanding: 26,547 in 1996 and 26,546
 in 1995................................        796            796

Capital surplus.........................    406,797        410,803
                                          ---------      ---------
Shareholders' equity....................    407,593        411,599
                                          ---------      ---------
         Total..........................  $ 747,753      $ 734,824
                                          =========      =========




                See notes to consolidated financial statements.

                          WEINGARTEN REALTY INVESTORS
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


                                           Three Months Ended
                                               March 31,
                                          --------------------
                                            1996       1995
                                          ---------  ---------

Cash Flows from Operating Activities:

 Net income.............................  $ 12,625   $ 11,364
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
      Depreciation and amortization.....     8,091      7,027
      Equity in earnings of real estate
       joint ventures and partnerships..      (404)      (384)
      Gain on sales of property.........      (496)      (141)
      Amortization of direct financing
       leases...........................       180        171
      Changes in accrued rents and
       accounts receivable..............     4,953      6,225
      Changes in other assets...........      (990)    (1,345)
      Changes in accounts payable and
       accrued expenses.................   (11,960)   (11,107)
      Other, net........................        15         18
                                          --------   --------
         Net cash provided by operating
          activities....................    12,014     11,828
                                          --------   --------

Cash Flows from Investing Activities:
 Investment in properties...............   (25,362)   (19,622)
 Mortgage bonds and notes receivable:
      Advances..........................      (487)    (1,455)
      Collections.......................       151        239
 Proceeds from sales of property........       486        184
 Real estate joint ventures and
  partnerships:
      Investments.......................       (24)       (26)
      Distributions.....................       351        245
 Other..................................       621        624
                                          --------   --------
         Net cash used in investing
          activities....................   (24,264)   (19,811)
                                          --------   --------

Cash Flows from Financing Activities:
 Proceeds from issuance of:
      Debt..............................    29,529     24,000
      Common shares of beneficial
       interest.........................        29
 Principal payments of debt.............      (303)      (369)
 Dividends paid.........................   (16,459)   (15,821)
 Other..................................       (26)      (101)
                                          --------   --------
         Net cash provided by financing
          activities....................    12,770      7,709
                                          --------   --------
Net increase (decrease) in cash and
 cash equivalents.......................       261       (274)
                                          --------   --------

Cash and cash equivalents at January 1..     3,355      3,295
                                          --------   --------
Cash and cash equivalents at March 31...  $  3,616   $  3,021
                                          ========   ========



                See notes to consolidated financial statements.

                          WEINGARTEN REALTY INVESTORS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)

1.    INTERIM FINANCIAL STATEMENTS

      The consolidated financial statements included in this report are unaudited, except for the balance sheet as of December 31, 1995. In the opinion of the Registrant, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

      The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

2.    SIGNIFICANT ACCOUNTING POLICIES

      Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". As allowed under this statement, the Company has continued to use the intrinsic value based method of accounting for such plans.

      Also effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". The adoption of this standard did not result in the impairment of any of the Company's long-lived assets.

3.    DEBT

      The Company's debt consists of the following:



                                                March 31,  December 31,
                                                  1996         1995
                                                ---------  ------------
      Fixed-rate debt payable to 2015 at 6.0%
       to 10.5%...............................   $189,137      $189,413
      Notes payable under revolving credit
        agreement.............................    103,000        73,500
      Reverse repurchase agreements, due daily
        and collateralized by $15.6 million
        of marketable debt securities.........     11,900        11,900
      Industrial revenue bonds to 2014 at 4.0%
        to 6.6% at March 31, 1996.............      7,641         7,669
      Obligations under capital leases........      5,857         6,001
      Other...................................        884           856
                                                 --------      --------
              Total...........................   $318,419      $289,339
                                                 ========      ========

      At March 31, 1996, the variable interest rates for notes payable under the revolving credit agreement and the reverse repurchase agreements were 6.1% and 5.6%, respectively. The weighted average interest rate for the Company's short-term debt for the period ended March 31, 1996 was 6.1%.

   The Company's debt can be summarized as follows:


                                          March 31,  December 31,
                                            1996         1995
                                          ---------  ------------
   As to interest rate:
    Fixed-rate debt (including amounts
     fixed through interest rate swaps).   $229,718      $229,994
    Variable-rate debt..................     88,701        59,345
                                           --------      --------
        Total...........................   $318,419      $289,339
                                           ========      ========
   As to collateralization:
    Secured debt........................   $ 86,685      $ 87,133
    Unsecured debt......................    231,734       202,206
                                           --------      --------
        Total...........................   $318,419      $289,339
                                           ========      ========


4. PROPERTY

   The Company's property consists of the following:


                                          March 31,  December 31,
                                            1996         1995
                                          ---------  ------------
   Land.................................   $156,987      $151,985
   Land under development...............     39,281        40,464
   Buildings and improvements...........    658,966       636,601
   Construction in-progress.............     10,479        11,648
   Property under direct financing
    leases..............................      9,016         9,196
                                           --------      --------
      Total.............................   $874,729      $849,894
                                           ========      ========

5. CARRYING CHARGES CAPITALIZED

   During the periods shown, the following carrying charges were capitalized:



                       1996    1995
                      ------  ------
   Interest..........  $ 427  $ 784
   Ad valorem taxes..    119    122
                      ------  ------
      Total..........  $ 546  $ 906
                      ======  ======

                                     PART 1
                             FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Weingarten Realty Investors owned and operated 154 anchored shopping centers, 17 industrial properties, two multi-family residential projects, and one office building at March 31, 1996. Of the Company's 174 developed properties, 134 are located in Texas (including 84 in Houston and Harris County). The Company's remaining properties are located in Louisiana (10), Arizona (6), Arkansas (6), New Mexico (5), Oklahoma (4), Nevada (4), Kansas (2), Missouri (1), Maine (1) and Tennessee (1). The Company has nearly 2,900 leases and 2,200 different tenants. Leases for the Company's properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of the Company's anchor tenants are supermarket chains, drugstore chains and other retailers which generally sell basic necessity-type items.

During this quarter, the Company renewed or released 354,000 square feet of retail space comprising 108 leases. Net of capital costs for tenant improvements, rental rates increased an average of 12.3% over the rates charged to the prior tenants. Retail sales on the same store basis as reported by the Company's tenants for the year ended December 31, 1995 were up 2%, with
supermarket operators up nearly 3% as compared to the prior year.   Occupancy as
of March 31, 1996 for shopping centers and the total portfolio stands at 92%, unchanged from year end and the first quarter of the prior year.

Acquisitions added 368,000 square feet to the Company's portfolio during the first quarter of 1996 at a combined cost of $17.8 million. A 135,000 square foot shopping center located in a suburb of Kansas City was purchased in March, the Company's second center in this market. The Company purchased a 166,000 square foot center in Flagstaff, Arizona, its first center in this market and its sixth center in Arizona. A 67,000 square foot center was purchased in Houston. Subsequent to quarter-end, the Company closed its third acquisition in Kansas City, a 135,000 square foot center costing $7.3 million. Presently, five additional properties totaling 500,000 square feet are under contract or letter of intent, however there is no assurance that these transactions will be completed.

Leasing activity at the Company's two high-profile new development projects in Houston is progressing as scheduled, with both centers over 90% leased. Construction of these centers is generally complete except for tenant finish
work, which will be completed as the last few spaces are leased.   The majority
of the 300,000 square feet from these two projects came on line prior to year-end 1995. The Company has also begun construction of a new 30,000 square foot shopping center, which will open in the second quarter of 1996.

FUNDS FROM OPERATIONS

The Company considers funds from operations to be an alternate measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization of real estate assets as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The National Association of Real Estate Investment Trusts defines funds from operations as net income plus depreciation and amortization of real estate assets, less gains and losses on sales of properties. Funds from operations do not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

Funds from operations increased to $20.2 million for the first quarter of 1996, as compared to $18.2 million for the same period of 1995. Of this increase, $.3 million was non-recurring income. The remainder of the increase related primarily to the impact of the Company's acquisitions and new developments during the past 12 months and, to a lesser degree, the activity at its existing retail properties.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements, and that cash on hand, borrowings under its existing credit facility, and the use of project financing as well as other debt and equity alternatives will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows increased to $12.0 million for the first three months of 1996, from $11.8 million for the same period of 1995, primarily due to the acquisition and development of additional income-producing properties during the past year.

The Company's Board of Trust Managers approved an increase in the quarterly dividend per common share from $.60 to $.62, effective this first quarter of 1996. The percentage of funds from operations paid out in cash dividends, or dividend payout ratio, was 81.6% and 87.0% for the first quarters of 1996 and 1995, respectively.

The Company's capital structure at March 31, 1996 remained very strong. The debt to total market capitalization of 25% at March 31, 1996 was up slightly from 22% at December 31, 1995, but still well below the average of over 40% for all equity REITs. Total debt outstanding increased to $318.4 million at quarter-end from $289.3 million at December 31, 1995. This increase was primarily due to the previously mentioned acquisitions in March of 1996 and, to a lesser degree, the Company's ongoing development efforts. These capital needs were financed under the Company's revolving credit facility.

The Company has protection against interest rate increases through fixed-rate loans and interest rate swap agreements on $229.7 million of the total debt
outstanding at March 31, 1996.   For the quarter ended March 31, 1996, total
debt costs averaged 7.4% as compared to 7.3% for the same period of the prior year. This minimal increase is a result of slight increases in market interest rates over the last 12 months and the effect of the conversion of $116.5 million of lower cost variable-rate debt to fixed-rate Medium Term Notes at an average rate of 7.1%.

RESULTS OF OPERATIONS
QUARTER ENDED MARCH 31, 1996

Net income increased to $12.7 million, or $.48 per share, from $11.4 million, or $.43 per share, for the first quarter of 1996 as compared with the same quarter of 1995, an increase of 11.6% on a per share basis. Of this increase, $.3 million, or $.01 per share, represents the impact of non-recurring income items. The remainder of the increase relates primarily to the Company's acquisitions and new developments during the past 12 months.

Rental revenues were $35.0 million for 1996, as compared to $29.7 million for 1995, representing an increase of approximately $5.3 million or 17.8%. This increase relates primarily to acquisitions and new development and, to a lesser degree, the activity at the Company's existing retail properties.

Interest income decreased from $1.5 million in 1995 to $.9 million in 1996 due primarily to the sale of $31.8 million of marketable debt securities in November of 1995.

Interest expense increased $1.6 million to $5.0 million in 1996, from $3.4 million in 1995. This increase was due to an increase in average debt outstanding between periods, from $235.3 million in 1995 to $293.4 million in 1996, and a slight increase in the average interest rate during the quarter from 7.3% in 1995 to 7.4% in 1996. Also contributing to the increase was a reduction in construction activity at two of the Company's significant new development projects, resulting in a decrease in the amount of interest capitalized from $.8 million in 1995 to $.4 million in 1996.

The increase in the gain on sale of property from $.1 million in 1995 to to $.5 million in 1996 is due to the receipt in 1996 of insurance proceeds from a fire which destroyed a part of a shopping center which the Company elected not to rebuild.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of the Company's acquisition and new development programs.

                                    PART II
                               OTHER INFORMATION

ITEM 1. THROUGH 3. - NONE

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      At the regular Annual Meeting of Shareholders of Weingarten Realty Investors held on May 2, 1996, the following matters were submitted to a vote of security holders:

      (a) The election of the following trust managers to serve until the next Annual Meeting of Shareholders or until their successors have been elected and qualified: Stanford Alexander, Andrew M. Alexander, Martin Debrovner, Melvin A. Dow, Stephen A. Lasher, Joseph W. Robertson, Jr., Douglas W. Schnitzer, Marc J. Shapiro and J. T. Trotter.

           APPROVED  -  21,988,222 shares were voted in favor and 60,075 shares were withheld.

      (b) Ratification of the appointment of Deloitte & Touche LLP, independent certified public accountants, as the Company's auditors for the year ending December 31, 1996.

           APPROVED  -  21,878,398 shares were voted in favor, 131,920 shares were voted against and 37,979 shares abstained from voting.

      (c) The amendment of the 1993 Incentive Share Plan of the Company to increase the number of shares available thereunder from 500,000 to 1,000,000.

           APPROVED  - 19,635,242 shares were voted in favor, 2,168,860 shares were voted against and 264,195 shares abstained from voting.

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



                                       WEINGARTEN REALTY INVESTORS
                                       ---------------------------
                                               (Registrant)



                                       BY:  /s/ Stanford Alexander
                                           ------------------------
                                           Stanford Alexander
                                       Chairman/Chief Executive Officer
                                         (Principal Executive Officer)



                                       BY:   /s/ Stephen C. Richter
                                           -------------------------
                                           Stephen C. Richter
                                          Vice President/Financial
                                        Administration and Treasurer
                                        (Principal Accounting Officer)



DATE:  May 7, 1996