Form 10-Q
period 1996-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 1996-08-07
CIK 828916

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-Q

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -------------


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



             (Former name, former address and former fiscal year,
                              if changed report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X   .        No           .
                                              ----------           -----------

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
                             ---------    -----------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 30, 1996, there were 26,545,424 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

                                     PART 1
                             FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                          WEINGARTEN REALTY INVESTORS
                       STATEMENTS OF CONSOLIDATED INCOME
                                  (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                          Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                          ------------------    ----------------
                                            1996      1995       1996      1995
                                          -------    -------    ------    ------
Revenues:

 Rentals                                   $35,832   $30,304    $70,802  $60,002
 Interest:
  Securities and Other                         342       797        800    1,574
  Affiliates                                   406       721        822    1,405
 Equity in earnings of real estate
  joint ventures and partnerships              366       393        770      778

 Other                                         232       444        746      992
                                           -------   -------    -------  -------
    Total                                   37,178    32,659     73,940   64,751
                                           -------   -------    -------  -------
Expenses:
 Depreciation and amortization               8,179     7,273     16,270   14,300
 Operating                                   5,698     5,019     11,081    9,942
 Ad valorem taxes                            4,799     4,225      9,580    8,455
 Interest                                    5,310     4,008     10,321    7,422
 General and administrative                  1,183     1,157      2,550    2,432
                                           -------   -------    -------  -------
     Total                                  25,169    21,682     49,802   42,551
                                           -------   -------    -------  -------

Income from Operations                      12,009    10,977     24,138   22,200
Gain (Loss) on sales of property               901       (46)     1,397       95
                                           -------   -------    -------  -------
Net Income                                 $12,910   $10,931    $25,535  $22,295
                                           =======   =======    =======  =======
Net Income per Common Share                  $0.48     $0.41      $0.96     $.84
                                           =======   =======    =======  =======
Cash Dividends Declared per Common Share     $0.62     $0.60      $1.24    $1.20
                                           =======   =======    =======  =======
Weighted Average Number of Common
 Shares Outstanding                         26,544    26,423     26,545   26,396
                                           =======   =======    =======  =======


                See notes to consolidated financial statements.

                          WEINGARTEN REALTY INVESTORS
                          CONSOLIDATED BALANCE SHEETS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           June 30,   December 31,
                                             1996         1995
                                          ----------- ------------
                 ASSETS                   (unaudited)

Property                                  $ 889,338      $ 849,894
Accumulated depreciation                   (229,190)      (216,657)
                                          ---------      ---------
 Property - net                             660,148        633,237
Investment in Real Estate Joint
 Ventures and Partnerships                    8,639          8,960
                                          ---------      ---------
         Total                               668,787        642,197
Mortgage Bonds and Notes Receivable
 from:
 Affiliate (net of deferred gain of
  $5,514)                                    16,358         15,863
 Real Estate Joint Ventures and
  Partnerships                               14,091         13,897
Marketable Debt Securities                   14,792         16,262
Unamortized Debt and Lease Costs             21,443         20,602
Accrued Rent and Accounts Receivable
 (net of allowance for doubtful
 accounts of $987 in 1996 and $1,436 in
 1995)                                       10,131         13,357

Cash and Cash Equivalents                     1,950          3,355
Other                                         6,428          9,291
                                          ---------      ---------
            Total                         $ 753,980      $ 734,824
                                          =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                      $ 321,549      $ 289,339
Accounts Payable and Accrued Expenses        25,591         30,880
Other                                         2,778          3,006
                                          ---------      ---------
        Total                               349,918        323,225
                                          =========      =========

Shareholders' Equity:
 Preferred shares of beneficial
  interest-par value, $0.03 per share;
  shares authorized:  10,000; shares
  issued and outstanding: none
 Common shares of beneficial interest -
  par value, $0.03 per  share; shares
  authorized: 150,000; shares issued
  and outstanding: 26,545 in 1996 and
  26,546 in 1995                                796            796

 Capital surplus                            403,266        410,803
                                          ---------      ---------
 Shareholders' equity                       404,062        411,599
                                          ---------      ---------
            Total                         $ 753,980      $ 734,824
                                          =========      =========



                See notes to consolidated financial statements.

                          WEINGARTEN REALTY INVESTORS
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)

                                            Six Months Ended
                                                June 30,
                                            ----------------
                                            1996        1995
                                            ----        ----
Cash Flows from Operating Activities:
 Net income                               $ 25,535   $  22,295
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
      Depreciation and amortization         16,270      14,300
      Equity in earnings of real estate
       joint ventures and partnerships        (770)       (778)

      Gain on sales of property             (1,397)        (95)
      Amortization of direct financing
       leases                                  340         331
      Changes in accrued rents and
       accounts receivable                   2,440       3,175
      Changes in other assets               (3,678)     (2,747)
      Changes in accounts payable and
       accrued expenses                     (5,499)     (6,216)
      Other, net                                39          41
                                          --------    --------
         Net cash provided by operating
          activities                        33,280      30,306
                                          --------    --------
Cash Flows from Investing Activities:
 Investment in properties                  (34,536)    (39,400)
 Mortgage bonds and notes receivable:
      Advances                                (921)     (2,243)
      Collections                            3,772       1,679
 Proceeds from sales of property             1,836         184
 Real estate joint ventures and
  partnerships:
      Investments                              (29)        (40)
      Distributions                            740         815
 Proceeds from investment in marketable
  debt securities                            1,595       1,300
                                          --------    --------
         Net cash used in investing
          activities                       (27,543)    (37,705)
                                          --------    --------
Cash Flows from Financing Activities:
 Proceeds from issuance of:
      Debt                                  27,500     146,112
      Common shares of beneficial
       interest                                118
 Principal payments of debt                 (1,755)   (106,273)
 Dividends paid                            (32,916)    (31,641)
 Other                                         (89)       (269)
                                           -------    --------
         Net cash (used in)  provided
          by financing activities           (7,142)      7,929
                                           -------    --------

Net (decrease) increase in cash and
 cash equivalents                           (1,405)        530
Cash and cash equivalents at January 1       3,355       3,295
                                          --------   ---------
Cash and cash equivalents at June 30      $  1,950   $   3,825
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

3.    DEBT

      The Company's debt consists of the following:

                                                       June 30,  December 31,
                                                         1996        1995
                                                       --------  -----------

       Fixed-rate debt payable to 2015 at 6.0%
        to 10.5%                                       $188,855      $189,413
       Notes payable under revolving credit
         agreement                                      101,000        73,500
       Reverse repurchase agreements, due daily
         and collateralized by $14.8 million
         of marketable debt securities                   11,300        11,900
       Industrial revenue bonds to 2014 at 4.0%
         to 6.6% at June 30, 1996                         7,613         7,669
       Obligations under capital leases                  12,467         6,001
       Other                                                314           856
                                                       --------      --------
               Total                                   $321,549      $289,339
                                                       ========      ========


      At June 30, 1996, the variable interest rates for notes payable under the revolving credit agreement and the reverse repurchase agreements were 6.1% and 5.8%, respectively. The weighted average interest rate for the Company's short-term debt for the period ended June 30, 1996 was 6.0%.

      In June the Company obtained an unsecured, uncommitted overnight credit facility totaling $15 million with a bank to be used for cash management purposes.

      Subsequent to quarter-end, the Company issued $30.0 million of unsecured Medium Term Notes in two $15.0 million tranches. These tranches have maturities of seven and twelve years and bear interest at 7.06% and 7.47%, respectively. The proceeds from these transactions were used to pay down balances outstanding under the Company's revolving credit facility.

    The Company's debt can be summarized as follows:

                                                    June 30,     December 31,
                                                      1996          1995
                                                    ---------    ------------
As to interest rate:
    Fixed-rate debt (including amounts
     fixed through interest rate swaps)              $228,899      $229,994

    Variable-rate debt                                 92,650        59,345
                                                     --------      --------

        Total                                        $321,549      $289,339
                                                     ========      ========
   As to collateralization:
    Secured debt                                     $ 92,435      $ 87,133
    Unsecured debt                                    229,114       202,206
                                                     --------      --------
        Total                                        $321,549      $289,339
                                                     ========      ========

4. PROPERTY

   The Company's property consists of the following:

                                                     June 30,    December 31,
                                                       1996          1995
                                                     --------    -----------
   Land                                              $159,605      $151,985
   Land under development                              38,684        40,464
   Buildings and improvements                         668,430       636,601
   Construction in-progress                            14,058        11,648
   Property under direct financing
    leases                                              8,561         9,196
                                                     --------      --------
      Total                                          $889,338      $849,894
                                                     ========      ========

5. CARRYING CHARGES CAPITALIZED

   During the periods shown, the following carrying charges were capitalized:

                                   Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                   ------------------      ----------------
                                   1996          1995      1996        1995
                                   ----          ----      ----        ----

Interest                           $ 390        $ 762      $  817     $1,546
Ad valorem taxes                     112          119         231        241
                                   -----        -----      ------     ------
   Total                           $ 502        $ 881      $1,048     $1,787
                                   =====        =====      ======     ======

6.  SUBSEQUENT EVENT

    On August 6, 1996, the Company sold its interest in an apartment complex. Proceeds of approximately $5.3 million were received, pending final settlement of miscellaneous assets and liabilities, resulting in a gain of approximately $3.9 million.

                                     PART 1
                             FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Weingarten Realty Investors owned and operated 155 anchored shopping centers, 18 industrial properties, two multi-family residential projects, and one office building at June 30, 1996. Of the Company's 176 developed properties, 136 are located in Texas (including 87 in Houston and Harris County). The Company's remaining properties are located in Louisiana (10), Arizona (7), Arkansas (5), New Mexico (5), Oklahoma (4), Nevada (4), Kansas (2), Missouri (1), Maine (1) and Tennessee (1). The Company has nearly 2,900 leases and 2,200 different tenants. Leases for the Company's properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of the Company's anchor tenants are supermarket chains, drugstore chains and other retailers which generally sell basic necessity-type items.

During the first six months of 1996, the Company renewed or released 911,000 square feet of retail space comprising 268 leases. Net of capital costs for tenant improvements, rental rates increased an average of 5.4% over the rates charged to the prior tenants. Retail sales on the same store basis as reported by the Company's tenants for the six months ended June 30, 1996 were up 1.3%, with supermarket operators also up approximately 1.2% as compared to the same
period of the prior year.   Occupancy as of June 30, 1996 for shopping centers
and the total portfolio stands at 92%, unchanged from year end and the end of the second quarter of 1995.

Acquisitions added 236,000 square feet to the Company's portfolio during the second quarter of 1996 at a combined cost of $9.1 million. A 135,000 square foot shopping center located in a suburb of Kansas City was purchased in April, the Company's third center in this market. The Company also purchased a 101,000
square foot office/service center in Houston.   Presently, eight additional
properties totaling over 1.3 million square feet are under contract or letter of intent, however there is no assurance that these transactions will be completed.

Leasing activity at the Company's two high-profile new development projects in Houston is progressing as scheduled, with both centers over 90% leased. Construction of these centers is generally complete except for tenant finish
work, which will be completed as the last few spaces are leased.   The majority
of the 300,000 square feet from these two projects came on line prior to year-end 1995. The Company has also completed construction of a 30,000 square foot specialty center in the Galleria area of Houston, which opened in May.

FUNDS FROM OPERATIONS

The Company considers funds from operations to be an alternate measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization of real estate assets as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The National Association of Real Estate Investment Trusts defines funds from operations as net income plus depreciation and amortization of real estate assets, less gains and losses on sales of properties. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

Funds from operations increased to $20.1 million for the second quarter of 1996, as compared to $18.2 million for the same period of 1995, a 10.4% increase. For the six months ended June 30, 1996, funds from operations totaled $40.3 million, up $3.9 million from the same period of the prior year. These increases relate primarily to the impact of the Company's acquisitions and new developments during the past 12 months and, to a lesser degree, the activity at its existing properties.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements, and that cash on hand, borrowings under its existing credit facility, and the use of project financing as well as other debt and equity alternatives will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows increased to $33.2 million for the first six months of 1996, from $30.3 million for the same period of 1995, primarily due to the acquisition and development of additional income-producing properties during the past year.

The Company's Board of Trust Managers approved an increase in the quarterly dividend per common share from $.60 to $.62, effective the first quarter of 1996. The percentage of funds from operations paid out in cash dividends, or dividend payout ratio, was 81.6% and 87.0% for the second quarters of 1996 and 1995, respectively.

Debt to total market capitalization of 24% at June 30, 1996 was up slightly from 22% at December 31, 1995. Total debt outstanding increased to $321.5 million at quarter-end from $289.3 million at December 31, 1995. This increase was primarily due to the acquisitions in the first six months of this year and, to a lesser degree, the Company's ongoing development efforts. These capital needs were initially financed under the Company's revolving credit facility.

In June, the Company executed an agreement for an unsecured and uncommitted overnight credit facility totaling $15 million with a bank to be used for cash management purposes. The Company will maintain adequate funds available under its $200 million revolving credit facility at all times to payoff the outstanding balance under this facility.

Subsequent to quarter-end, the Company issued $30.0 million of unsecured Medium Term Notes in two $15.0 million tranches. These tranches have maturities of seven and twelve years and bear interest at 7.06% and 7.47%, respectively. The proceeds from these transactions were used to pay down balances outstanding under the Company's revolving credit facility.

At quarter-end, the Company has protection against interest rate increases through fixed-rate loans and interest rate swap agreements on $228.9 million of the total debt outstanding at June 30, 1996. The issuance of the Medium Term Notes subsequent to quarter-end will increase the amount protected against interest rate fluctuations by an additional $30.0 million. For the quarter ended June 30, 1996, total debt costs averaged 7.2% as compared to 7.6% for the same period of the prior year. This decrease is primarily a result of overall decreases in market interest rates over the last 12 months.

RESULTS OF OPERATIONS
QUARTER ENDED JUNE 30, 1996

Net income increased to $12.9 million, or $.48 per share, from $10.9 million, or $.41 per share, for the second quarter of 1996 as compared with the same quarter of 1995, an increase of 17.1% on a per share basis. Of this increase, $.9 million, or $.03 per share, represents the impact of gains from the disposition of property and the receipt of proceeds from an insurance claim. The remainder of the increase relates primarily to the Company's acquisitions and new developments during the past 12 months.

Rental revenues were $35.8 million for 1996, as compared to $30.3 million for 1995, representing an increase of approximately $5.5 million or 18.2%. This increase relates primarily to acquisitions and new development and, to a lesser degree, the activity at the Company's existing properties.

Interest income decreased from $1.5 million in 1995 to $.7 million in 1996 due primarily to the sale of $31.8 million of marketable debt securities in November of 1995.

Interest expense increased $1.3 million to $5.3 million in 1996, from $4.0 million in 1995. This increase was due to an increase in average debt outstanding between periods, from $249.3 million in 1995 to $313.7 million in 1996, partially offset by a decrease in the average interest rate during the quarter from 7.6% in 1995 to 7.2% in 1996. Also contributing to the increase was a reduction in construction activity at two of the Company's significant new development projects which were nearing completion, resulting in a decrease in the amount of interest capitalized from $.8 million in 1995 to $.4 million in 1996.

The increase in the gain on sale of property to $.9 million in 1996 is due to the receipt of insurance proceeds from a fire which destroyed a part of a shopping center and the sale of a property.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of the Company's acquisition and new development programs.

SIX MONTHS ENDED JUNE 30, 1996

Net income increased to $25.5 million, or $.96 per share, for the six months ended June 30, 1996 from $22.3 million, or $.84 per share for 1995. Included in 1996 net income is $1.7 million, or about $.06 per share, of gains from the disposition of property and receipt of proceeds from an insurance claim as well as other non-recurring income items recognized in the first six months of the year compared to $.3 million, or about $.01 per share, of non-recurring lease cancellation income recognized in 1995. The remainder of the increase is due primarily to the Company's acquisition and new development programs.

Rental revenues increased 18.0% to $70.8 million, compared with $60.0 million for the same period of the prior year. This increase relates primarily to acquisitions and new development and, to a lesser degree, the activity at the Company's existing properties.

Interest income decreased from $3.0 million in 1995 to $1.6 million in 1996 due primarily to the sale of marketable debt securities in 1995.

Interest expense increased from $7.4 million for the first six months of 1995 to $10.3 million for the same period of 1996. Average debt outstanding increased from $240.1 million for 1995 to $303.6 million for 1996. The effect of the increase in average debt outstanding was partially offset by a slight decrease in the average interest rate from 7.4% in 1995 to 7.3% in 1996. The increase in debt outstanding is a result of expenditures for acquisitions and new development. The decrease in rate is a result of overall decreases in market rates. Also contributing to the increase in interest expense was the decrease in the amount of interest capitalized from $1.5 million in 1995 to $.8 million in 1996 as a result of the reduction in construction activity at two of the Company's significant development projects which were nearing completion.

The increase in the gain on sale of property from $.1 million in 1995 to $1.4 million in 1996 is due to the receipt of insurance proceeds from fires which destroyed part of two shopping centers and the sale of a property.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1. THROUGH 5. - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

         (10.33) Revolving Credit Note, dated June 25, 1996, between the Company and Texas Commerce Bank National Association in the amount of $15,000,000.

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


                                        WEINGARTEN REALTY INVESTORS
                                        ----------------------------
                                                (Registrant)


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


DATE:  August 7, 1996
       --------------