Form 10-Q
period 1996-09-30
WEINGARTEN REALTY INVESTORS /TX/
filed 1996-10-29
CIK 828916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-Q
(Mark  One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

             For the quarterly period ended September 30, 1996

                                      OR

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

  For the transition period from____________________ to ____________________

                       Commission file number 1-9876

                        WEINGARTEN REALTY INVESTORS
            (Exact name of registrant as specified in its charter)



             Texas                                              74-1464203
----------------------------------------------------------  -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

2600 Citadel Plaza Drive, P.O. Box 924133, Houston, Texas            77292-4133
----------------------------------------------------------  -------------------
(Address of principal executive offices)                             (Zip Code)



     Registrant's  telephone  number,  including  area  code: (713) 866-6000

                ____________________________________________
               (Former name, former address and former fiscal
                     year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90 days.  Yes     X.        No.

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed  by  a  court.      Yes.    No.

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 21, 1996, there were 26,572,651 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

                                    PART 1
                            FINANCIAL INFORMATION


ITEM  1.          CONSOLIDATED  FINANCIAL  STATEMENTS


                                WEINGARTEN REALTY INVESTORS
                             STATEMENTS OF CONSOLIDATED INCOME
                                        (UNAUDITED)
                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       Three Months Ended Nine Months Ended
                                                         September 30,      September 30,
                                                         1996     1995      1996     1995
                                                        -------  -------  --------  -------
Revenues:
  Rentals                                               $36,508  $31,917  $107,310  $91,920
  Interest:
    Securities and Other . . . . . . . . . . . . . . .      450      851     1,250    2,425
    Affiliates . . . . . . . . . . . . . . . . . . . .      414      528     1,236    1,933
  Equity in earnings of real estate joint ventures and
    partnerships . . . . . . . . . . . . . . . . . . .      229      383       999    1,159
  Other. . . . . . . . . . . . . . . . . . . . . . . .      355      206     1,101    1,199
                                                        -------  -------  --------  -------

       Total . . . . . . . . . . . . . . . . . . . . .   37,956   33,885   111,896   98,636
                                                        -------  -------  --------  -------

Expenses:
  Depreciation and amortization. . . . . . . . . . . .    8,518    7,819    24,788   22,119
  Operating. . . . . . . . . . . . . . . . . . . . . .    5,749    5,044    16,830   14,986
  Ad valorem taxes . . . . . . . . . . . . . . . . . .    4,604    4,029    14,184   12,484
  Interest . . . . . . . . . . . . . . . . . . . . . .    5,569    4,508    15,890   11,930
  General and administrative . . . . . . . . . . . . .    1,248    1,245     3,798    3,677
                                                        -------  -------  --------  -------

       Total . . . . . . . . . . . . . . . . . . . . .   25,688   22,645    75,490   65,196
                                                        -------  -------  --------  -------

Income from Operations . . . . . . . . . . . . . . . .   12,268   11,240    36,406   33,440
Gain on sales of property. . . . . . . . . . . . . . .    4,057       19     5,454      114
                                                        -------  -------  --------  -------

Net Income . . . . . . . . . . . . . . . . . . . . . .  $16,325  $11,259  $ 41,860  $33,554
                                                        =======  =======  ========  =======
Net Income Per Common Share. . . . . . . . . . . . . .  $  0.61  $  0.42  $   1.57  $  1.27
                                                        =======  =======  ========  =======
Cash Dividends Declared Per Common Share . . . . . . .  $  0.62  $  0.60  $   1.86  $  1.80
                                                        =======  =======  ========  =======
Weighted Average Number of Common Shares
       Outstanding . . . . . . . . . . . . . . . . . .   26,554   26,530    26,548   26,441
                                                        =======  =======  ========  =======











               See notes to consolidated financial statements.



                                        WEINGARTEN REALTY INVESTORS
                                        CONSOLIDATED BALANCE SHEETS
                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                              September 30,    December 31,
                                                                                  1996             1995
                                                                             ---------------  --------------
                                                                               (unaudited)
ASSETS
Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      908,034   $     849,894
Accumulated Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .        (236,259)       (216,657)
                                                                             ---------------  --------------
      Property - net. . . . . . . . . . . . . . . . . . . . . . . . . . . .         671,775         633,237
Investment in Real Estate Joint Ventures and Partnerships . . . . . . . . .           7,307           8,960
                                                                             ---------------  --------------
         Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         679,082         642,197
Mortgage Bonds and Notes Receivable from:
      Affiliate (net of deferred gain of $4,487 in 1996 and $5,514 in 1995)          14,441          15,863
      Real Estate Joint Ventures and Partnerships . . . . . . . . . . . . .          14,921          13,897
Marketable Debt Securities. . . . . . . . . . . . . . . . . . . . . . . . .          14,093          16,262
Unamortized Debt and Lease Costs. . . . . . . . . . . . . . . . . . . . . .          22,204          20,602
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $868 in 1996 and $1,436 in 1995)                                       11,681          13,357
Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . . . .           1,662           3,355
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,931           9,291
                                                                             ---------------  --------------
               Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      765,015   $     734,824
                                                                             ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      326,410   $     289,339
Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . . . . .          30,965          30,880
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,646           3,006
                                                                             ---------------  --------------
          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         360,021         323,225
                                                                             ---------------  --------------

Shareholders' Equity:
  Preferred Shares of beneficial interest - par value, $.03 per share;
         shares authorized: 10,000; shares issued and outstanding:
         none
  Common shares of beneficial interest - par value, $.03 per share;
         shares authorized: 150,000; shares issued and outstanding:
         26,573 in 1996 and 26,546 in 1995                                              797             796
  Capital surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         404,197         410,803
                                                                             ---------------  --------------
  Shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . .         404,994         411,599
                                                                             ---------------  --------------
               Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      765,015   $     734,824
                                                                             ===============  ==============











               See notes to consolidated financial statements.



                                 WEINGARTEN REALTY INVESTORS
                            STATEMENTS OF CONSOLIDATED CASH FLOWS
                                         (UNAUDITED)
                                   (AMOUNTS IN THOUSANDS)

                                                                          Nine  Months  Ended
                                                                             September  30,
                                                                           1996       1995
                                                                         ---------  ---------
Cash Flows from Operating Activities:
     Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 41,860   $ 33,554
     Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization. . . . . . . . . . . . . .    24,788     22,119
               Equity in earnings of real estate joint ventures and
                  partnerships                                               (999)    (1,159)
               Gains on sales of property . . . . . . . . . . . . . . .    (5,454)      (114)
               Amortization of direct financing leases. . . . . . . . .       492        496
               Changes in accrued rents and accounts receivable . . . .       329      1,492
               Changes in other assets. . . . . . . . . . . . . . . . .    (5,890)    (5,058)
               Changes in accounts payable and accrued expenses . . . .      (578)     1,216
               Other, net . . . . . . . . . . . . . . . . . . . . . . .        24         56
                                                                         ---------  ---------
                    Net cash provided by operating activities . . . . .    54,572     52,602
                                                                         ---------  ---------

Cash Flows from Investing Activities:
     Investment in properties                                             (51,683)   (77,232)
     Mortgage bonds and notes receivable:
               Advances                                                    (2,021)    (6,202)
               Collections. . . . . . . . . . . . . . . . . . . . . . .     5,780     11,817
     Proceeds from sales of property. . . . . . . . . . . . . . . . . .     7,099        299
     Real estate joint ventures and partnerships:
               Investments                                                    (44)       (53)
               Distributions. . . . . . . . . . . . . . . . . . . . . .       928      1,116
     Proceeds from investment in marketable debt securities . . . . . .     2,511      2,084
                                                                         ---------  ---------
                    Net cash used in investing activities . . . . . . .   (37,430)   (68,171)
                                                                         ---------  ---------

Cash Flows from Financing Activities:
     Proceeds from issuance of:
               Debt                                                        75,678    148,790
               Common shares of beneficial interest . . . . . . . . . .       177
     Principal payments of debt . . . . . . . . . . . . . . . . . . . .   (45,071)   (85,303)
     Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . .   (49,376)   (47,560)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (243)      (545)
                                                                         ---------  ---------
                    Net cash (used in) provided by financing activities   (18,835)    15,382
                                                                         ---------  ---------

Net decrease in cash and cash equivalents . . . . . . . . . . . . . . .    (1,693)      (187)
Cash and cash equivalents at January 1. . . . . . . . . . . . . . . . .     3,355      3,295
                                                                         ---------  ---------
Cash and cash equivalents at September 30 . . . . . . . . . . . . . . .  $  1,662   $  3,108
                                                                         =========  =========







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

3.          DEBT

     The  Company's  debt  consists  of  the  following:


                                                  September 30,   December 31,
                                                       1996           1995
                                                  --------------  -------------

Fixed-rate debt payable to 2015 at 6.0% to 10.5%  $      248,568  $     189,413
Notes payable under revolving credit
agreements . . . . . . . . . . . . . . . . . . .          43,654         73,500
Reverse repurchase agreements, due daily
and collateralized by $14.1 million
of marketable debt securities. . . . . . . . . .          13,824         11,900
Industrial revenue bonds to 2014 at 4.5%
to 6.6% at September 30, 1996. . . . . . . . . .           7,586          7,669
Obligations under capital leases . . . . . . . .          12,467          6,001
Other. . . . . . . . . . . . . . . . . . . . . .             311            856
                                                  --------------  -------------
Total. . . . . . . . . . . . . . . . . . . . . .  $      326,410  $     289,339
                                                  ==============  =============



At September 30, 1996, the variable interest rate for notes payable under the $200 million revolving credit agreement, including the cost of the related commitment fee was 6.5%, and the variable interest rates under the $15 million revolving credit agreement and the reverse repurchase agreements were 6.4% and 6.2%, respectively. The weighted average interest rate for the Company's short-term debt for the quarter ended September 30, 1996 was 6.3%.

During the quarter, the Company issued $60.0 million of unsecured Medium Term Notes with an average term of 11 years and an average rate of 7.3%. The proceeds from these transactions were used to pay down balances outstanding under the Company's $200 million revolving credit facility.

     The  Company's  debt  can  be  summarized  as  follows:


                                           September 30,   December 31,
                                                1996           1995
                                           --------------  -------------

As to interest rate:
Fixed-rate debt (including amounts fixed
through interest rate swaps)               $      288,611  $     229,994
Variable-rate debt. . . . . . . . . . . .          37,799         59,345
                                           --------------  -------------

Total                                      $      326,410  $     289,339
                                           ==============  =============
As to collateralization:
Secured debt. . . . . . . . . . . . . . .  $       92,120  $      87,133
Unsecured debt. . . . . . . . . . . . . .         234,290        202,206
                                           --------------  -------------

Total . . . . . . . . . . . . . . . . . .  $      326,410  $     289,339
                                           ==============  =============


4.          PROPERTY

     The  Company's  property  consists  of  the  following:


                                        September 30,   December 31,
                                             1996           1995
                                        --------------  -------------

Land . . . . . . . . . . . . . . . . .  $      168,454  $     151,985
Land under development . . . . . . . .          33,180         40,464
Buildings and improvements . . . . . .         688,558        636,601
Construction in-progress . . . . . . .           9,434         11,648
Property under direct financing leases           8,408          9,196
                                        --------------  -------------

Total                                   $      908,034  $     849,894
                                        ==============  =============

5.          CARRYING  CHARGES  CAPITALIZED

During  the  periods  shown,  the following carrying charges were capitalized:


              Three Months Ended Nine Months Ended
                  September 30,  September 30,
                  1996   1995    1996    1995
                  -----  -----  ------  ------

Interest          $ 252  $ 786  $1,069  $2,332
Ad valorem taxes     23    131     253     372
                  -----  -----  ------  ------

Total             $ 275  $ 917  $1,322  $2,704
                  =====  =====  ======  ======




6.          NON-CASH  TRANSACTIONS

     In August, the Company issued 24,227 common shares of beneficial interest to the seller of a property purchased by the Company in 1994. These shares were issued pursuant to a price increase guaranty.

                                    PART 1
                            FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Weingarten Realty Investors owned and operated 155 anchored shopping centers, 20 industrial properties, one multi-family residential project and one office building at September 30, 1996. Of the Company's 177 developed properties, 137 are located in Texas (including 89 in Houston and Harris County). The Company's remaining properties are located in Louisiana (10), Arizona (7), Arkansas (5), New Mexico (5), Oklahoma (4), Nevada (4), Kansas (2), Missouri
(1), Maine (1) and Tennessee (1). The Company has nearly 3,000 leases and 2,200 different tenants. Leases for the Company's properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of the Company's anchor tenants are supermarket chains, drugstore chains and other retailers which generally sell basic necessity-type items.

During the first nine months of 1996, the Company renewed or released 1.4 million square feet of retail space comprising 448 leases. Rental rates increased an average of 7.5% over the rates charged to the prior tenants. Net of capital costs for tenant improvements, the increase averaged 4.0%. Retail sales on the same store basis as reported by the Company's tenants for the twelve months ended September 30, 1996 were up 1%, with supermarket operators also up approximately 1% as compared to the same period of the prior year. Shopping center occupancy increased to 92.5% at September 30, 1996 from 92.0% at year end and 92.3% at the end of the third quarter of 1995. Occupancy for the total portfolio is unchanged from 92% at year end and down slightly from 92.5% at the end of the third quarter of 1995.

Acquisitions added 510,000 square feet to the Company's portfolio during the third quarter of 1996 at a combined cost of $8.8 million. A 207,000 square foot industrial building was purchased in August and a 303,000 square foot warehouse/distribution center was purchased in September. Both properties are located in Houston. Subsequent to quarter end, a 151,000 square foot
shopping  center  in  Houston  was  purchased.    Presently,  six  additional
properties totaling over 1.0 million square feet are under contract or letter of intent. However, there is no assurance that these transactions will be completed.

Leasing activity at the Company's two high-profile new development projects in
 Houston is progressing as scheduled, with both centers over 93% leased. Construction of these centers is generally complete except for tenant finish work, which will be completed as the last few spaces are leased. The majority of the 300,000 square feet from these two projects came on line prior to year-end 1995.

FUNDS  FROM  OPERATIONS

The Company considers funds from operations to be an alternate measure of its performance since such measure does not recognize depreciation and amortization of real estate assets as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The National Association of Real Estate Investment Trusts ("NAREIT") defines funds from operations as net income plus depreciation and amortization of real estate assets, less gains and losses on sales of properties. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

Funds  from  operations  increased  to  $20.7 million for the third quarter of
1996, as compared to $19.0 million for the same period of 1995, a 9.2% increase. Recoveries of previously reserved accounts receivable contributed approximately $.2 million in funds from operations in the current quarter. For the nine months ended September 30, 1996, funds from operations totaled $61.0 million, up $5.6 million from the same period of the prior year. These increases relate primarily to the impact of the Company's acquisitions and new developments during the past twelve months and, to a lesser degree, the activity at its existing properties.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements, and that cash on hand, borrowings under its existing credit facility, and the use of project financing as well as other debt and equity alternatives will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows increased to $54.6 million for the first nine months of 1996, from $52.6 million for the same period of 1995, primarily due to the acquisition and development of additional income-producing properties during the past year.

The Company's Board of Trust Managers approved an increase in the quarterly dividend per common share from $.60 to $.62, effective the first quarter of 1996. The percentage of funds from operations paid out in cash dividends, or dividend payout ratio, was 79% and 84% for the third quarters of 1996 and 1995, respectively.

Debt to total market capitalization of 24% at September 30, 1996 was up slightly from 22% at December 31, 1995. Total debt outstanding increased to $326.4 million at quarter-end from $289.3 million at December 31, 1995. This increase was primarily due to the acquisitions in the first nine months of this year and, to a lesser degree, the Company's ongoing development efforts. These capital needs were initially financed under the Company's revolving credit facility.

In August, the Company issued $60.0 million of unsecured Medium Term Notes in four $15.0 million tranches. These tranches have average maturities of eleven years with an average interest rate of 7.3%. The proceeds from these transactions were used to pay down balances outstanding under the Company's revolving credit facility. During the quarter, the Company filed an additional shelf registration statement under which the Company can issue up to $250 million of debt or equity securities or warrants.

At quarter end, the Company has protection against interest rate increases through fixed-rate loans and interest rate swap agreements on $288.6 million of the total debt outstanding at September 30, 1996. For the quarter ended September 30, 1996, total debt costs averaged 7.4% as compared to 7.5% for the same period of the prior year. This decrease is primarily a result of overall decreases in market interest rates over the last twelve months.

RESULTS  OF  OPERATIONS
QUARTER  ENDED  SEPTEMBER  30,  1996

Net income increased to $16.3 million, or $.61 per share, from $11.3 million, or $.42 per share, for the third quarter of 1996 as compared with the same quarter of 1995, an increase of 45.2% on a per share basis. Of this increase, $4.1 million, or $.15 per share, represents the recognition of a gain on the sale of the Company's 26% interest in an apartment complex and approximately $.01 per share represents the recovery of previously reserved accounts receivable. The remainder of the increase relates primarily to the Company's acquisitions and new developments during the past twelve months.

Rental revenues were $36.5 million for 1996, as compared to $31.9 million for 1995, representing an increase of approximately $4.6 million or 14.4%. This increase relates primarily to acquisitions and new development and, to a
lesser  degree,  the  activity  at  the  Company's  existing    properties.

Interest income decreased from $1.4 million in 1995 to $.9 million in 1996 due primarily to the sale of $31.8 million of marketable debt securities in November of 1995.

Interest expense increased $1.1 million to $5.6 million in 1996, from $4.5 million in 1995. This increase was due to an increase in average debt outstanding between periods, from $279.7 million in 1995 to $313.1 million in 1996, partially offset by a decrease in the average interest rate during the quarter from 7.5% in 1995 to 7.4% in 1996. Also contributing to the increase was the reduction in construction activity at two of the Company's significant new development projects, resulting in a decrease in the amount of interest capitalized from $.8 million in 1995 to $.3 million in 1996.

The increase in the gain on sale of property to $4.1 million in August of 1996 is due to the sale of the Company's 26% interest in an apartment complex.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of the Company's acquisition and new development programs.

NINE  MONTHS  ENDED  SEPTEMBER  30,  1996

Net income increased to $41.9 million, or $1.57 per share, for the nine months ended September 30, 1996 from $33.6 million, or $1.27 per share for 1995. Included in 1996 net income is $5.5 million, or about $.21 per share, of gains from the disposition of two properties and the receipt of proceeds from an insurance claim. Additionally, non-recurring income items recognized in the first nine months of 1996 totaled $.02 per share compared to $.01 per share for the same period of 1995. The remainder of the increase is due primarily to the Company's acquisition and new development programs.

Rental revenues increased 16.7% to $107.3 million, compared with $91.9 million for the same period of the prior year. This increase relates primarily to acquisitions and new development and, to a lesser degree, the activity at the Company's existing properties.

Interest income decreased from $4.4 million in 1995 to $2.5 million in 1996 due primarily to the sale of marketable debt securities in November of 1995.

Interest expense increased from $11.9 million for the first nine months of 1995 to $15.9 million for the same period of 1996. Average debt outstanding increased from $252.4 million for 1995 to $306.7 million for 1996. The effect of the increase in average debt outstanding was partially offset by a slight decrease in the average interest rate from 7.5% in 1995 to 7.3% in 1996. The increase in debt outstanding is a result of expenditures for acquisitions and new development. The decrease in rate is a result of overall decreases in market rates. Also contributing to the increase in interest expense was the decrease in the amount of interest capitalized from $2.3 million in 1995 to $1.1 million in 1996 as a result of the reduction in construction activity at two of the Company's significant development projects.

The increase in the gain on sale of property from $.1 million in 1995 to $5.5 million in 1996 is due to the receipt of insurance proceeds from fires which destroyed parts of two shopping centers and the sale of two properties.

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

                                   PART II
                              OTHER INFORMATION


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibits (numbered in accordance with Item 601 of Regulation S-K)

     (10.34) 7.12% Senior Medium-Term Note (Series A) of the Company, dated 8-13-96, in the amount of $15,000,000.

     (10.35) 7.44% Senior Medium-Term Note (Series A) of the Company, dated 8-14-96, in the amount of $15,000,000.

     (10.36) 7.39% Senior Medium-Term Note (Series A) of the Company, dated 8-06-96, in the amount of $15,000,000.

     (10.37) 6.95% Senior Medium-Term Note (Series A) of the Company, dated 8-07-96, in the amount of $15,000,000.

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



                                          WEINGARTEN REALTY INVESTORS
                                       ---------------------------------
                                                 (Registrant)


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


DATE:  October 29, 1996
       ----------------