Form 10-K
period 1996-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 1997-03-10
CIK 828916

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
(Mark  One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            FOR THE TRANSITION PERIOD FROM                       TO

                         COMMISSION FILE NUMBER 1-9876

                          WEINGARTEN REALTY INVESTORS
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            TEXAS                                  74-1464203
 (State or other jurisdiction                    (IRS  Employer
of incorporation or organization)              Identification No.)

         2600 Citadel Plaza Drive
             P.O. Box 924133
              Houston, Texas                             77292-4133
 (Address of principal executive offices)                (Zip Code)

                                (713) 866-6000
                        (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act.

                                                Name of each exchange
       Title of Each Class                        on which registered
------------------------------------            ---------------------
       Common Shares of                             New York Stock
Beneficial Interest, $0.03 par value                   Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

     Indicate  by  check  mark  if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment  to  this  Form  10-K.    [X]

     The aggregate market value of the common shares held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on February 27, 1997 was approximately $1,137,328,396. As of February 27, 1997, there were 26,604,173 shares of beneficial interest, $.03 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held April 29, 1997 are incorporated by reference in Part III.

     Exhibit  Index  beginning  on  Page  33



                                    TABLE OF CONTENTS


ITEM NO                                                                         PAGE NO.
--------                                                                        --------

PART I

           1.  Business                                                                1
           2.  Properties                                                              3
           3.  Legal Proceedings                                                      11
           4.  Submission of Matters to a Vote of Security Holders                    11
               Executive Officers of the Registrant                                   12


PART II

           5.  Market for Registrant's Common Shares of Beneficial
               Interest and Related Shareholder Matters                               13
           6.  Selected Financial Data                                                14
           7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                    15
           8.  Financial Statements and Supplementary Data                            18
           9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                                    32


PART III

          10.  Trust Managers and Executive Officers of the Registrant                32
          11.  Executive Compensation                                                 33
          12.  Security Ownership of Certain Beneficial Owners and
               Management                                                             33
          13.  Certain Relationships and Related Transactions                         33


PART IV

          14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K        33



                                    PART I

ITEM  1.  BUSINESS

     General. Weingarten Realty Investors (the "Company"), an unincorporated trust organized under the Texas Real Estate Investment Trust Act, and its predecessor entity began the ownership and development of shopping centers and other commercial real estate in 1948. The Company is self-advised and self-managed and, as of December 31, 1996, owned or had interests in 182 developed income-producing real estate projects, 160 of which were shopping centers, located in the Houston metropolitan area and in other parts of Texas and in Louisiana, Arkansas, Oklahoma, New Mexico, Arizona, Maine, Tennessee, Kansas, Nevada, Missouri and Colorado. The Company's other commercial real estate projects included 20 industrial projects, one multi-family housing property and one office building, which serves as the Company's headquarters. The Company's interests in these projects aggregated approximately 20.2 million square feet of building area and 77.9 million square feet of land area. The Company also owned interests in 24 parcels of unimproved land held for future development which aggregated approximately 6.9 million square feet.

     The Company currently employs 156 persons. The Company's principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008, and its phone number is (713) 866-6000.

     Reorganizations. In December 1984, the Company engaged in a series of transactions primarily designed to enable it to qualify as a real estate investment trust ("REIT") for federal income tax purposes for the 1985 calendar year and subsequent years. The Company contributed certain assets considered unsuitable for ownership by the Company as a REIT and $3.5 million in cash to WRI Holdings, Inc. ("Holdings"), a Texas corporation and a newly-formed subsidiary of the Company, in exchange for voting and non-voting common stock of Holdings (which was subsequently distributed to the Company's shareholders) and $26.8 million of mortgage bonds. For additional information concerning Holdings, refer to Note 6 of the Notes to Consolidated Financial Statements at page 27.

     On March 22, 1988, the Company's shareholders approved the conversion of the Company's form of organization from a Texas corporation to an unincorporated trust organized under the Texas Real Estate Investment Trust Act. The conversion was effected by the Company's predecessor entity, Weingarten Realty, Inc., transferring substantially all of its assets and liabilities to the newly-formed Company in exchange for common shares of beneficial interest, $.03 par value ("Common Shares"), of the Company. The shareholders of the corporation received Common Shares for their shares of Common Stock of the corporation (on a share-for-share basis), and the Company continues the business that was previously conducted by the corporation. The change did not affect the registrant's assets, liabilities, management or federal income tax status as a REIT.

     Location of Properties. Historically, the Company has emphasized investments in properties located primarily in the Houston area. Since 1987, the Company has actively acquired properties outside of Houston. Of the Company's 206 properties which were owned as of December 31, 1996, 89 of its 182 developed properties and 18 of its 24 parcels of unimproved land were located in the Houston metropolitan area. In addition to these properties, the Company owned 51 developed properties and 4 parcels of unimproved land located in other parts of Texas. Because of the Company's investments in the Houston area, as well as in other parts of Texas, the Houston and Texas economies affect, to some degree, the business and operations of the Company.

     In 1996, the economies in Houston and Texas continued to grow, exceeding the national average; the economy of the entire southwestern United States, where the Company has its primary operations, also remained strong relative to the national average. A deterioration in the Houston or Texas economies could adversely affect the Company. However, the Company's centers are generally anchored by grocery and drug stores under long-term leases, and such types of stores, which deal in basic necessity-type items, tend to be less affected by economic change.

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

     Financial  Information.    Certain  additional  financial  information
concerning the Company is included in the Company's Consolidated Financial Statements located on pages 18 through 32 herein.

ITEM  2. PROPERTIES

     At December 31, 1996 the Company's real estate properties consisted of 206 locations in twelve states. A complete listing of these properties, including the name, location, building area and land area (in square feet), as applicable, is as follows:

                                  SHOPPING CENTERS


                                                        Building
Name and Location                                         Area        Land Area
-----------------------------------------------------  ----------     ----------

HOUSTON AND HARRIS COUNTY, TOTAL                        6,871,000     27,015,000
Alabama-Shepherd, S. Shepherd at W. Alabama                28,000  *      88,000  *
Almeda Road, Almeda at Cleburne                            34,000        147,000
Bayshore Plaza, Spencer Hwy. at Burke Rd                   36,000        196,000
Bellaire Boulevard, Bellaire at S. Rice                    35,000        137,000
Bellfort, Bellfort at Southbank                            48,000        167,000
Bellfort Southwest, Bellfort at Gessner                    30,000         89,000
Bellwood, Bellaire at Kirkwood                            136,000        655,000
Bingle Square, U.S. Hwy. 290 at Bingle                     46,000        168,000
Braeswood Square, N. Braeswood at Chimney Rock            103,000        422,000
Centre at Post Oak, Westheimer at Post Oak Blvd.          170,000        468,000
Copperfield Village, Hwy. 6 at F.M. 529                   153,000        712,000
Crestview, Bissonnet at Wilcrest                            9,000         35,000
Crosby, F.M. 2100 at Kenning Road (61%)                    36,000  *     124,000  *
Cullen Place, Cullen at Reed                                7,000         30,000
Cullen Plaza, Cullen at Wilmington                         81,000        318,000
Cypress Pointe, F.M. 1960 at Cypress Station              191,000        737,000
Del Sol Market Place, Telephone at Monroe                  26,000         87,000
Eastpark, Mesa Rd. at Tidwell                             140,000        665,000
Edgebrook, Edgebrook at Gulf Fwy.                          76,000        360,000
Fiesta Village, Quitman at Fulton                          30,000         80,000
Fondren Southwest Village, Fondren at W. Bellfort         225,000      1,014,000
Fondren/West Airport, Fondren at W. Airport                62,000        223,000
45/York Plaza, I-45 at W. Little York                     210,000        840,000
Glenbrook Square, Telephone Road                           71,000        320,000
Griggs Road, Griggs at Cullen                              85,000        422,000
Harrisburg Plaza, Harrisburg at Wayside                    95,000        334,000
Heights Plaza, 20th St. at Yale                            72,000        228,000
Humblewood Shopping Plaza, Eastex Fwy. at F.M. 1960       180,000        784,000
Inwood Village, W. Little York at N. Houston-Rosslyn       68,000        305,000
Jacinto City, Market at Baca                               24,000  *      67,000  *
Kingwood, Kingwood Dr. at Chesnut Ridge                   155,000        648,000
Landmark, Gessner at Harwin                                56,000        228,000
Lawndale, Lawndale at 75th St.                             53,000        177,000
Little York Plaza, Little York at E. Hardy                115,000        486,000
Long Point, Long Point at Wirt (77%)                       58,000  *     257,000  *
Lyons Avenue, Lyons at Shotwell                            63,000        185,000
Market at Westchase, Westheimer at Wilcrest                84,000        333,000
Miracle Corners, S. Shaver at Southmore                    87,000        386,000
Northbrook, Northwest Fwy. at W. 34th                     204,000        656,000
North Main Square, Pecore at N. Main                       18,000         64,000


     Table  continued  on  next  page



                                                                Building
Name and Location                                                 Area        Land Area
--------------------------------------------------------------  ---------     ----------

North Oaks, F.M. 1960 at Veterans Memorial                        315,000      1,246,000
North Triangle, I-45 at F.M. 1960                                  14,000        113,000
Northway, Northwest Fwy. at 34th                                  212,000        793,000
Northwest Crossing, N.W. Fwy. at Hollister (75%)                  133,000  *     671,000  *
Northwest Park Plaza, F.M. 149 at Champions Forest                 32,000        268,000
Oak Forest, W. 43rd at Oak Forest                                 156,000        541,000
Orchard Green, Gulfton at Renwick                                  64,000        257,000
Randall's/Cypress Station, F.M. 1960 at I-45                      141,000        618,000
Randall's/El Dorado, El Dorado at Hwy. 3                          119,000        429,000
Randall's/Kings Crossing, Kingwood Dr. at Lake Houston Pkwy.      128,000        624,000
Randall's/Norchester, Grant at Jones                              109,000        475,000
Richmond Square, Richmond Ave. at W. Loop 610                      22,000         77,000
River Oaks, East, W. Gray at Woodhead                              65,000        206,000
River Oaks, West, W. Gray at S. Shepherd                          235,000        609,000
Sheldon Forest, North, I-10 at Sheldon                             22,000        131,000
Sheldon Forest, South, I-10 at Sheldon                             38,000  *     164,000  *
Shops at Three Corners, S. Main at Old Spanish Trail (70%)        183,000  *     803,000  *
Southgate, W. Fuqua at Hiram Clark                                115,000        533,000
Spring Plaza, Hammerly at Campbell                                 56,000        202,000
Steeplechase, Jones Rd. at F.M. 1960                              193,000        849,000
Stella Link, North, Stella Link at S. Braeswood (77%)              40,000  *     156,000  *
Stella Link, South, Stella Link at S. Braeswood                    15,000         56,000
Studemont, Studewood at E. 14th St                                 28,000         91,000
Ten Blalock Square, I-10 at Blalock                                97,000        321,000
10/Federal, I-10 at Federal                                       132,000        474,000
University Plaza, Bay Area At Space Center                         96,000        424,000
The Village Arcade, University at Kirby                           184,000        398,000
West  Junction, Hwy. 6 at Kieth Harrow Dr.                         67,000        264,000
Westbury Triangle, Chimney Rock at W. Bellfort                     67,000        257,000
Westchase, Westheimer at Wilcrest                                 236,000        766,000
Westhill Village, Westheimer at Hillcroft                         131,000        480,000
Wilcrest Southwest, Wilcrest at Southwest Fwy.                     26,000         77,000

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL                   4,496,000     19,861,000
Coronado, S.W. 34th St. at Wimberly Dr., Amarillo                  49,000        201,000
Puckett Plaza, Bell Road, Amarillo                                133,000        621,000
Spanish Crossroads, Bell St. at Atkinson St., Amarillo             72,000        275,000
Wolfin Village, Wolfin Ave. at Georgia St., Amarillo              191,000        513,000
Merrilee, U.S. Highway 80 at Merrilee, Arlington                    8,000         74,000
Southridge Plaza, William Cannon Dr. at S. 1st St., Austin        143,000        565,000
Baywood, State Hwy. 60 at Baywood Dr., Bay City                    40,000        169,000
Calder, Calder at 24th St., Beaumont                               34,000        129,000
North Park Plaza, Eastex Fwy. at Dowlen, Beaumont                  70,000  *     318,000  *
Phelan West, Phelan at 23rd St., Beaumont (67%)                    16,000  *      59,000  *
Southgate, Calder Ave. at 6th St., Beaumont                        34,000        118,000
Westmont, Dowlen at Phelan, Beaumont                               95,000        507,000
Bryan Village, Texas at Pease, Bryan                               29,000         98,000
Parkway Square, Southwest Pkwy at Texas Ave., College Station     158,000        685,000


                                                  Table continued on next page



                                                                      Building
Name and Location                                                       Area        Land Area
--------------------------------------------------------------------  ---------     ---------

Montgomery Plaza, Loop 336 West, Conroe                                 233,000       911,000
River Pointe, I-45 at Loop 336, Conroe                                   42,000       252,000
Portairs Shopping Center, Ayers St. at Horne Rd., Corpus Christi        121,000       416,000
Dickinson, I-45 at F.M. 517, Dickinson (72%)                             55,000  *    225,000  *
Coronado Hills, Mesa at Balboa, El Paso (15%)                            19,000  *     86,000  *
Broadway, Broadway at 59th St., Galveston (77%)                          58,000  *    167,000  *
Food King Place, 25th St. at Avenue P, Galveston                         28,000        78,000
Galveston Place, Central City Blvd. at 61st St., Galveston              123,000       527,000
Cedar Bayou, Bayou Rd., LaMarque                                         15,000        51,000
Corum South, Gulf Fwy., League City                                      92,000       574,000
Caprock Center, 50th at Boston Ave., Lubbock                            375,000     1,255,000
Town & Country, 4th St. at University, Lubbock                          171,000       703,000
Angelina Village, Hwy. 59 at Loop 287, Lufkin                           229,000     1,835,000
Independence Plaza, Town East Blvd., Mesquite (15%)                      27,000  *    118,000  *
University Park Plaza, University Dr. at E. Austin St., Nacogdoches      78,000       283,000
Mid-County, Twin Cities Hwy. at Nederland Ave., Nederland               107,000       611,000
Gilham Circle, Gilham Circle at Thomas, Port Arthur                      33,000        94,000
Village, 9th Ave. at 25th St., Port Arthur (77%)                         39,000  *    185,000  *
Porterwood, Eastex Fwy. at F.M. 1314, Porter                             99,000       487,000
Plaza, Ave. H at U.S. Hwy. 90A, Rosenberg                                41,000  *    135,000
Rose-Rich, U.S. Hwy. 90A at Lane Dr., Rosenberg                         104,000       386,000
Bandera Village, Bandera at Hillcrest, San Antonio                       57,000       607,000
Oak Park Village, Nacogdoches at New Braunfels, San Antonio              65,000       221,000
Parliament Square, W. Ave. at Blanco, San Antonio                        65,000       260,000
San Pedro Court, San Pedro at Hwy. 281N., San Antonio                     2,000        18,000
Valley View, West Ave. at Blanco Rd., San Antonio                        89,000       341,000
Market at Town Center, Town Center Blvd., Sugar Land                    349,000     1,732,000
Williams Trace, Hwy. 6 at Williams Trace, Sugar Land                    263,000     1,187,000
New Boston Road, New Boston at Summerhill, Texarkana                     90,000       335,000
Island Market Place, 6th St. at 9th Ave., Texas City                     27,000        90,000
Mainland, Hwy. 1765 at Hwy. 3, Texas City                                69,000       279,000
Palmer Plaza, F.M. 1764 at 34th St., Texas City                          97,000       367,000
Broadway, S. Broadway at W. 9th St., Tyler (77%)                         46,000  *    197,000  *
Crossroads, I-10 at N. Main, Vidor                                      116,000       516,000

LOUISIANA, TOTAL                                                      1,337,000     5,504,000
Park Terrace, U.S. Hwy. 171 at Parish, DeRidder                         137,000       520,000
Town & Country Plaza, U.S. Hwy. 190 West, Hammond                       215,000       915,000
Westwood Village, W. Congress at Bertrand, Lafayette                    141,000       942,000
East Town, 3rd Ave. at 1st St., Lake Charles                             33,000  *    117,000  *
14/Park Plaza, Hwy. 14 at General Doolittle, Lake Charles               207,000       654,000
Kmart Plaza, Ryan St., Lake Charles                                     105,000  *    406,000  *
Southgate, Ryan at Eddy, Lake Charles                                   171,000       628,000
Danville Plaza, Louisville at 19th, Monroe                              143,000       539,000
Orleans Station, Paris, Robert E. Lee & Chatham, New Orleans              5,000        31,000
Southgate, 70th at Mansfield, Shreveport                                 73,000       359,000
Westwood, Jewella at Greenwood, Shreveport                              107,000       393,000


                                                  Table continued on next page



                                                                      Building
Name and Location                                                       Area       Land Area
--------------------------------------------------------------------  --------     ---------

ARIZONA, TOTAL                                                         725,000     3,342,000
University Plaza, Plaza Way at Milton Rd., Flagstaff                   166,000       918,000
Camelback Village Square, Camelback at 7th Avenue, Phoenix             135,000       543,000
Squaw Peak Plaza, 16th Street at Glendale Ave., Phoenix                 61,000       220,000
Fountain Plaza, 77th St. at McDowell, Scottsdale                       107,000       460,000
Broadway Marketplace, Broadway at Rural, Tempe                          86,000       347,000
Fry's Valley Plaza, S. McClintock at E. Southern, Tempe (15%)           21,000  *     85,000  *
Pueblo Anozira, McClintock Dr. at Guadalupe Rd., Tempe                 149,000       769,000

OKLAHOMA, TOTAL                                                        687,000     3,173,000
Bryant Square, Bryant Ave. at 2nd St., Edmond                          268,000     1,259,000
Market Boulevard, E. Reno Ave. at N. Douglas Ave., Midwest City         36,000       142,000
Town & Country, Reno Ave at North Air Depot, Midwest City              137,000       540,000
Windsor Hills Center, Meridian at Windsor Place, Oklahoma City         246,000     1,232,000

NEW MEXICO, TOTAL                                                      606,000     2,666,000
Eastdale, Candelaria Rd. at Eubank Blvd., Albuquerque (15%)             17,000  *     90,000  *
North Towne Plaza, Academy Rd. @ Wyoming Blvd., Albuquerque            103,000       607,000
Valle del Sol, Isleta Blvd. at Rio Bravo, Albuquerque                  106,000       475,000
Wyoming Mall, Academy Rd. at Northeastern, Albuquerque                 323,000     1,309,000
DeVargas, N. Guadalupe at Paseo de Peralta, Santa Fe (23%)              57,000  *    185,000  *

ARKANSAS, TOTAL                                                        534,000     2,054,000
Evelyn Hills, College Ave. at Abshier, Fayetteville                    154,000       750,000
Broadway Plaza, Broadway at W. Roosevelt, Little Rock                   43,000       148,000
Geyer Springs, Geyer Springs at Baseline, Little Rock                  153,000       415,000
Markham Square, W. Markham at John Barrow, Little Rock                 134,000       535,000
Westgate, Cantrell at Bryant, Little Rock                               50,000       206,000

NEVADA, TOTAL                                                          450,000     1,659,000
Mission Center, Flamingo Rd. at Maryland Pkwy, Las Vegas                71,000       254,000
Paradise Marketplace, Flamingo Rd. at Sandhill, Las Vegas              149,000       536,000
Rancho Towne & Country, Rancho Dr. at Charleston Blvd., Las Vega  s     87,000       350,000
Tropicana Marketplace, Tropicana at Jones Blvd., Las Vegas             143,000       519,000

KANSAS, TOTAL                                                          372,000     1,830,000
Westbrooke Village, Quivira Road at 75th St., Shawnee                  237,000     1,269,000
Shawnee Village, Shawnee Mission Pkwy. at Quivera Rd., Shawnee         135,000       561,000

MISSOURI, TOTAL                                                        135,000       448,000
PineTree Plaza, U.S. Hwy. 150 at Hwy. 291, Lee's Summit                135,000       448,000

COLORADO, TOTAL                                                        127,000       460,000
Carefree, Academy Blvd. at N. Carefree Circle, Colorado Springs        127,000       460,000

MAINE, TOTAL                                                           124,000       482,000
The Promenade, Essex at Summit, Lewiston                               124,000  *    482,000  *

TENNESSEE, TOTAL                                                        20,000        84,000
Highland Square, Summer at Highland, Memphis                            20,000        84,000


                                                  Table continued on next page



                                                               Building
INDUSTRIAL                                                       Area        Land Area
                                                               ---------     ----------

HOUSTON AND HARRIS COUNTY, TOTAL                               3,420,000      8,603,000
Brookhollow Business Center, Dacoma at Directors Row             133,000        405,000
Cannon/So. Loop Business Park, Cannon Street (75%)               221,000  *     362,000  *
Central Park North, W. Hardy Rd. at Kendrick Dr.                 155,000        465,000
Central Park Northwest VI, Central Pkwy. at Dacoma               175,000        518,000
Central Park Northwest VII, Central Pkwy. at Dacoma              104,000        283,000
Jester Plaza, West T.C. Jester                                   101,000        244,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr.             211,000        778,000
Lathrop Warehouse, Lathrop St. at Larimer St.                    252,000        436,000
Little York Mini-Storage, West Little York                        32,000  *     124,000  *
Navigation Business Park, Navigation At N. York                  238,000        555,000
Northway Park II, Loop 610 East at Homestead                     303,000        745,000
Park Southwest, Stancliff at Brooklet                             52,000        159,000
Railwood Industrial Park, Mesa at U.S. 90                        805,000      2,070,000
South Loop Business Park, S. Loop at Long Dr.                     46,000  *     103,000  *
Southwest Park II, Rockley Road                                   68,000        216,000
West-10 Business Center, Wirt Rd. at I-10                        141,000        330,000
West Loop Commerce Center, W. Loop N. at I-10                     34,000         91,000
610 and 11th St. Warehouse, Loop 610 at 11th St.                 349,000        719,000

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL                    143,000        425,000
River Pointe Mini-Storage, Conroe                                 32,000  *      97,000  *
Nasa One Business Center, Nasa Road One at Hwy. 3, Webster       111,000        328,000

MULTI-FAMILY RESIDENTIAL

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL                     37,000         95,000
Summer Place Apartments, Hillcrest at Quill Dr., San Antonio      37,000  *      95,000  *

OFFICE BUILDING

HOUSTON & HARRIS COUNTY, TOTAL                                   121,000        171,000
Citadel Plaza, N. Loop 610 at Citadel Plaza Dr.                  121,000        171,000

UNIMPROVED LAND

HOUSTON & HARRIS COUNTY, TOTAL                                                5,046,000
Bissonnet at Wilcrest                                                           773,000
Citadel Plaza at 610 N. Loop                                                    137,000
East Orem                                                                       122,000
Kirkwood at Dashwood Dr.                                                        322,000
Lockwood at Navigation                                                          163,000
Mesa Rd. at Tidwell                                                             901,000
Mesa Rd. at Spikewood                                                        1 ,374,000
Mowery at Cullen                                                                118,000
Northwest Fwy. at Gessner                                                       484,000
Post Oak at Westheimer                                                           37,000
Redman at W. Denham                                                              17,000
Renwick at Gulfton                                                               17,000
Richmond at Loop 610                                                             60,000
Sheldon at I-10                                                                  19,000
University at Morningside                                                        16,000


                                                  Table continued on next page



                                                 Building
Name and Location                                  Area     Land Area
----------------------------------------------  ----------  ----------

W. Little York at I-45                                         322,000
W. Little York at N. Houston-Rosslyn                            19,000
W. Loop N. at I-10                                             145,000

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL                  619,000
Loop 336 at I-45, Conroe                                        78,000
River Pointe Dr. at I-45, Conroe                               186,000
Hillcrest, Sunshine at Quill, San Antonio                      171,000
Hwy. 3 at Hwy. 1765, Texas City                                184,000

LOUISIANA, TOTAL                                             1,284,000
U.S. Hwy. 171 at Parish, DeRidder                              462,000
Woodland Hwy., Plaquemines Parish (5%)                         822,000  *

ALL PROPERTIES-BY LOCATION

GRAND TOTAL                                     20,205,000  84,821,000
Houston & Harris County                         10,412,000  40,835,000
Texas (excluding Houston & Harris County)        4,496,000  21,000,000
Louisiana                                        1,337,000   6,788,000
Arizona                                            725,000   3,342,000
Oklahoma                                           687,000   3,173,000
New Mexico                                         606,000   2,666,000
Arkansas                                           534,000   2,054,000
Nevada                                             450,000   1,659,000
Kansas                                             372,000   1,830,000
Missouri                                           135,000     448,000
Colorado                                           127,000     460,000
Maine                                              124,000     482,000
Tennessee                                           20,000      84,000

ALL PROPERTIES-BY CLASSIFICATION

GRAND TOTAL                                     20,205,000  84,821,000
Shopping Centers                                16,484,000  68,578,000
Industrial                                       3,563,000   9,028,000
Office Building                                    121,000     171,000
Multi-Family Residential                            37,000      95,000
Unimproved Land                                              6,949,000




Note: Total square footage includes 6,700,000 square feet of land leased and 170,000 square feet of building leased from others.

*  Denotes  partial  ownership.   The Company's interest  is 50% except  where
noted.    The  square  feet  figures  represent  the  Company's  proportionate ownership  of  the  entire  property.

     General. In 1996, no single property accounted for more than 3.6% of the Company's total assets or 3.5% of gross revenues. Three properties, in the aggregate, represented approximately 8.7% of the Company's gross revenues for the year ended December 31, 1996; otherwise, none of the remaining properties accounted for more than 2.0% of the Company's gross revenues during the same period. The occupancy rate for all of the Company's improved properties as of December 31, 1996 was 93.0%.

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

     Shopping Centers. As of December 31, 1996, the Company owned, either directly or through its interests in joint ventures, 160 shopping centers with approximately 16.5 million square feet of building area. The shopping centers were located predominantly in Texas with other locations in Louisiana, Oklahoma, Arkansas, Arizona, New Mexico, Maine, Tennessee, Nevada, Kansas, Missouri and Colorado.

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

     The Company has approximately 3,200 separate leases with 2,400 different tenants in its portfolio, including national and regional supermarket chains, other nationally or regionally known stores (including drug stores, discount department stores, junior department stores and catalog stores) and a great variety of other regional and local retailers. The large number of locations offered by the Company and the types of traditional anchor tenants help
attract  prospective  new  tenants.    Some  of  the  national  and  regional
supermarket chains which are tenants in the Company's centers include Albertson's, Fiesta, Jewel, Smith's, Fleming Foods, H.E.B., Kroger Company, Randall's Food Markets, Fry's Food Stores and Super Value Holdings. In addition to these supermarket chains, the Company's nationally and regionally known retail store tenants include Eckerd, Walgreen and Osco drugstores; Kmart and Venture discount stores; Bealls, Palais Royal and Weiner's junior department stores; Marshall's, Office Depot, 50-Off, Office Max, Baby Superstore, Ross and T.J. Maxx off-price specialty stores; Luby's, Piccadilly and Furr's; Academy sporting goods; Service Merchandise catalog stores; FAO Schwarz toy store; Cost Plus Imports; Linens 'N Things; Barnes & Noble bookstore; and the following restaurant chains: Arby's, Burger King, Champ's, Church's Fried Chicken, Dairy Queen, Domino's, Jack-in-the-Box, CiCi Pizza, Long John Silver's, McDonald's, Olive Garden, Outback Steakhouse, Pizza Hut, Shoney's, Steak & Ale, Taco Bell and Whataburger. The Company also leases space in 3,000 to 10,000 square foot areas to national chains such as the Limited Store, The Gap, One Price Stores, Tempo, Eddie Bauer and Radio Shack.

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

     During 1996, the Company added approximately 1.4 million square feet to its portfolio of shopping center properties through the acquisition of properties and another .1 million square feet of space through development. The Company entered a new market with a 127,000 square foot acquisition in Colorado. The Company acquired two shopping centers in the suburbs of Kansas City aggregating 270,000 square feet. In additon the Company also added 470,000 square feet of properties in Arizona, Louisiana and San Antonio, Texas. The remaining shopping center acquisitions were located in the Houston metropolitan area.

     Industrial Properties. The Company currently owns a total of twenty industrial projects, all of which are located in the greater Houston area. These projects include 76 buildings having a total of 3.6 million square feet of building area situated on 9.0 million square feet of land. These figures include the Company's interests in four joint ventures. Major tenants of the Company's industrial properties include Advo (a leading direct mail advertising company), Pepsico's PFS division, Stone Container Corporation and Iron Mountain Records Storage.

     During 1996, the Company completed the development of a 163,000 square foot build-to-suit project on a tract of the Company's undeveloped land located in the Railwood Industrial Park. Railwood Industrial Park is a
master-planned industrial park in northeast Houston, which offers full utilities, loading docks and rail service in an architecturally controlled environment.

     During 1996, the Company acquired three properties representing 615,000 square feet of industrial space. These acquistions included a combination of both office/service center space and bulk/dock high facilities. These properties are all located in Houston.

     Office Building. The Company owns a seven-story, 121,000 square foot masonry office building with a detached, covered, three-level parking garage situated on 171,000 square feet of land fronting on North Loop 610 West in Houston. The building serves as the Company's headquarters. Other than the Company, the major tenant of the building is Nations Bank, which currently occupies 11% of the office space.

     Multi-family Residential Properties. At December 31, 1996, the Company owned, through a joint venture interest, one apartment project located in San Antonio, Texas. The Company's percentage ownership represents approximately 79 units of the project's aggregate 159 units. This project is a garden-type project complemented by landscaping, recreational areas and adequate parking. This project is managed by our joint venture partner, who is an experienced apartment operator. During 1996, a 564 unit project in Houston, Texas in which the Company had a 26% equity interest was sold.

     Unimproved Land. The Company owns, directly or through its interest in a joint venture, 24 parcels of unimproved land aggregating approximately 6.9 million square feet of land area located in Texas and Louisiana. These properties include approximately 4.0 million square feet of land adjacent to certain of the Company's existing developed properties, which may be used for expansion of these developments, as well as approximately 2.9 million square feet of land, which may be used for new development. Almost all of these unimproved properties are served by roads and utilities and are ready for development. Most of these parcels are suitable for development as shopping centers, and the Company intends to emphasize the development of these parcels for such purpose.


ITEM  3.  LEGAL  PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or to which any of its properties are subject.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SHAREHOLDERS

     None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company as of February 27, 1997. All executive officers of the Company are elected annually by the Board of Trust Managers and serve until the successors are elected and qualified.


Name                      Age                  Position
Stanford Alexander         68  Chairman/Chief Executive Officer
Martin Debrovner           60  Vice Chairman
Andrew M. Alexander        40  President
Joseph W. Robertson, Jr.   49  Executive Vice President/Chief Financial
                               Officer
Stephen C. Richter         42  Senior Vice President/Financial
                               Administration and Treasurer


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

     Mr. Debrovner became Vice Chairman of the Company on February 25, 1997. Prior to assuming such position Mr. Debrovner served as President and Chief Operating Officer since January 1, 1993. Mr. Debrovner served as President of the Management Company since the Company's reorganization in December 1984. Prior to such time, Mr. Debrovner was an employee of the Company for 17 years, holding the positions of Senior Vice President from 1980 until March 1984 and Executive Vice President until December 1984. As Executive Vice President, Mr. Debrovner was generally responsible for the Company's operations. Mr. Debrovner is also a Trust Manager of Weingarten Properties Trust.

     Mr. A. Alexander became President of the Company on February 25, 1997. Prior to his present position, Mr. Alexander was Executive Vice President/Asset Management of the Company and President of Weingarten Realty Management Company (the "Management Company"). Prior to such time, Mr. Alexander was Senior Vice President/Asset Management of the Management
Company. He also served as Vice President of the Management Company and, prior to the Company's reorganization in December 1984, was Vice President and an employee of the Company since 1978. Mr. Alexander has been primarily involved with leasing operations at both the Company and the Management Company. Mr. Alexander is also a Trust Manager of Weingarten Properties Trust.

     Mr. Robertson became Executive Vice President of the Company and its Chief Financial Officer on January 1, 1993. Prior to becoming Executive Vice President, Mr. Robertson served as Senior Vice President and Chief Financial Officer since 1980. He has been with the Company since 1971. Mr. Robertson is also a Trust Manager of Weingarten Properties Trust.

     Mr. Richter became Senior Vice President/Financial Administration and Treasurer on January 1, 1997. Prior to his present position, Mr. Richter served as Vice President/Financial Administration and Treasurer of the Company since January 1, 1993. For the five years prior to that time, he served as Vice President/Financial Administration and Treasurer of the Management Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS

     The Company's Common Shares are listed and traded on the New York Stock Exchange under the symbol "WRI". The number of holders of record of the Company's Common Shares as of February 27, 1997 was 2,834. The high and low sale prices per share of the Company's Common Shares, as reported on the New York Stock Exchange composite tape, and dividends per share paid for the fiscal quarters indicated were as follows:


          HIGH       LOW     DIVIDENDS
          -----      ----    ---------
1996:
Fourth  $  40 3/4  $ 36      $    0.62
Third      40 1/2    37 3/8       0.62
Second     38 7/8    34 1/4       0.62
First      38 7/8    35 5/8       0.62

1995:
Fourth  $  38 1/2  $ 33 1/2  $    0.60
Third      37 7/8    35 1/8       0.60
Second     38 1/8    34 1/4       0.60
First      38        34 1/2       0.60

ITEM  6.  SELECTED  FINANCIAL  DATA

The following table sets forth selected consolidated financial data with respect to the Company and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and accompanying Notes in "Item 8. Financial Statements and Supplementary Data" and the financial schedules included elsewhere in this Form 10-K.



                         (Amounts in thousands, except per share amounts)

                                     Years Ended December 31,


                                         1996       1995       1994       1993       1992
                                       ---------  ---------  ---------  ---------  ---------
Revenues (primarily real estate
  rentals)                             $151,123   $134,197   $120,793   $103,282   $ 89,959
                                       ---------  ---------  ---------  ---------  ---------
Expenses:
Depreciation and amortization            33,769     30,060     26,842     23,382     21,291
Interest                                 21,975     16,707     10,694     10,046     18,689
Other                                    47,004     42,614     39,235     35,236     30,538
                                       ---------  ---------  ---------  ---------  ---------
Total                                   102,748     89,381     76,771     68,664     70,518
                                       ---------  ---------  ---------  ---------  ---------
Income from operations                   48,375     44,816     44,022     34,618     19,441
Gain (loss) on sales of property and
  securities                              5,563        (14)      (234)     1,631      1,807
Extraordinary charge(1)                                                              (1,167)
                                       ---------  ---------  ---------  ---------  ---------
Net Income                             $ 53,938   $ 44,802   $ 43,788   $ 36,249   $ 20,081
                                       =========  =========  =========  =========  =========

Weighted average number of common
  shares outstanding                     26,555     26,464     26,190     24,211     17,503

Net income per common share            $   2.03   $   1.69   $   1.67   $   1.50   $   1.15
Cash dividends per common share        $   2.48   $   2.40   $   2.28   $   2.16   $   2.04

Property (at cost)                     $970,418   $849,894   $735,134   $634,814   $540,671
Total assets                           $831,097   $734,824   $682,037   $602,042   $472,303
Debt and convertible notes and
  debentures                           $389,225   $289,339   $229,597   $147,652   $243,627

Other Data:
Funds from Operations (2)
Net income                             $ 53,938   $ 44,802   $ 43,788   $ 36,249   $ 20,081
Depreciation and amortization(3)         33,414     29,813     26,842     23,382     21,291
(Gain) loss on sales of property and
  securities                             (5,563)        14        234     (1,631)    (1,807)
Extraordinary charge (1)                                                              1,167
                                       ---------  ---------  ---------  ---------  ---------
Total                                  $ 81,789   $ 74,629   $ 70,864   $ 58,000   $ 40,732
                                       =========  =========  =========  =========  =========

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

Weingarten Realty Investors owned and operated 160 anchored shopping centers, 20 industrial properties, one multi-family residential project and one office building at December 31, 1996. Of the Company's 182 developed properties, 140 are located in Texas (including 89 in Houston and Harris County). The Company's remaining properties are located in Louisiana (11), Arizona (7), Arkansas (5), New Mexico (5), Oklahoma (4), Nevada (4), Kansas (2), Colorado
(1), Missouri (1), Tennessee (1) and Maine (1). The Company has nearly 3,200 leases and 2,400 different tenants. Leases for the Company's properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of the Company's anchor tenants are supermarkets, drugstores and other retailers which generally sell basic necessity-type items.

CAPITAL  RESOURCES  AND  LIQUIDITY

The Company anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements and that cash on hand, borrowings under its existing credit facility and the use of project financing, as well as other debt and equity alternatives, will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows increased to $76.3 million for 1996 from $72.5 million for 1995 and $64.3 million for 1994.

Cash dividends increased to $65.9 million in 1996, compared to $63.5 million in 1995 and $59.7 million in 1994. The Company satisfied its REIT requirement of distributing at least 95% of ordinary taxable income for each of the three years ended December 31, 1996, and, accordingly, federal income taxes were not provided in these years. The Company's dividend payout ratio for 1996, 1995 and 1994 approximated 80.5%, 85.1% and 84.2%, respectively, based on funds from operations for that year.

The Company continued to expand its portfolio of income-producing properties in 1996. This growth resulted primarily from acquisitions of existing properties, both shopping centers and industrial properties. During the year, the Company purchased nine shopping centers and three industrial projects. These acquisitions added 2.1 million square feet to the Company's portfolio, at a combined cost of $99.1 million. The Company expanded its presence in its existing markets and entered a new market in 1996 with the acquisition of a shopping center in Colorado. The Company completed the development of a .2 million square foot build-to-suit industrial project on a tract of the Company's undeveloped land and also completed development of three shopping centers which added .1 million square feet. Additionally, the Company has an ongoing program for maintaining and renovating its existing portfolio of properties. Capitalized expenditures for acquisitions, new development and additions to the existing portfolio were, in millions, $131.6, $114.7 and $100.5 during 1996, 1995 and 1994, respectively. All of the acquisitions and new development during 1996 were initially financed under the Company's revolving credit facility.

Total debt outstanding increased to $389.2 million at December 31, 1996, from $289.3 million at December 31, 1995. The Company increased total debt by $99.9 million primarily to fund acquisitions and new development. The Company's ratio of debt to total market capitalization was 27% at December 31, 1996, as compared to 22% at year end 1995.

During the year, the Company issued an additional $79 million in unsecured Medium Term Notes ("MTNs"). These MTNs were issued with an average life of 11 years at an average interest rate of 7.2% and the proceeds were used to pay down balances outstanding under the Company's revolving credit facility. Continued growth through acquisitions and new development will eventually necessitate the issuance of additional equity securities; however, the Company's current capital structure should allow the issuance of additional debt before this is required. In the interim, the Company will continue to closely monitor both the debt and equity markets and carefully consider its available alternatives, including both public and private placements.

During 1996, the Company's $200 million unsecured revolving credit facility was amended to improve the pricing and effectively extend the term of the commitment. In addition, the Company executed an agreement with a bank for an unsecured and uncommitted overnight credit facility totaling $20 million to be used for cash management purposes. The Company will maintain adequate funds available under the $200 million revolving credit facility at all times to cover the outstanding balance under the $20 million facility.

At December 31, 1996, the Company had approximately $98 million of funds available under the revolving credit facilities. In the third quarter of 1996, the Company filed a $250 million shelf registration statement with the Securities and Exchange Commission (which includes $23.5 million from the Company's prior shelf registration), which allows for the issuance of debt, equity securities or warrants. At December 31, 1996, amounts available under the shelf registration totaled $231 million. The Company expects to continue to issue debt under its shelf registration and to continually seek and evaluate other sources of capital.

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

Funds from operations increased to $81.8 million in 1996, as compared to $74.6 million in 1995 and $70.9 million in 1994. These increases relate primarily to the impact of the Company's acquisitions and new developments and, to a lesser degree, the activity at its existing properties. For further information on changes between years, see "Results of Operations" below.

RESULTS  OF  OPERATIONS

Rental revenues increased 15.9% or $19.9 million from $125.4 million in 1995 to $145.3 million in 1996 and by 11.8% or $13.2 million from $112.2 million in 1994. These increases are primarily the result of the Company's acquisition and new development programs. Occupancy of the Company's shopping centers and total portfolio increased from 92% at December 31, 1995 to 93% at the end of 1996. The Company's industrial portfolio remained constant at 94%. The increase in occupancy from 1995, in addition to increased rental rates obtained from the re-leasing and renewal of existing space, accounted for the remaining increase in rental revenues. The Company completed 600 renewals or leases comprising 1.9 million square feet at an average rental rate increase of 9.2%. Net of capital costs for tenant improvements, the increase averaged 4.5%.

Interest income totaled $3.1 million in 1996, $5.3 million in 1995 and $5.8 million in 1994. This decrease in income is primarily the result of the Company selling $31.8 million of its investment in marketable debt securities during the fourth quarter of 1995. The sale resulted in a gain of $.1 million.

Equity in earnings of real estate joint ventures and partnerships totaled $1.2 million in 1996, $1.5 million in 1995 and $1.3 million in 1994. The decrease in 1996 is due to the sale in the third quarter of 1996 of the Company's 26% interest in an apartment complex accounted for under the equity method. This sale resulted in a gain of $4.2 million. The increase in 1995 is due to improvements in the operating results from the properties held in the joint ventures and partnerships.

Direct costs and expenses of operating the Company's properties (i.e., operating and ad valorem tax expenses) increased to $41.9 million in 1996 from $37.7 million in 1995 and $34.8 million in 1994. These increases are primarily due to property acquired and developed during these periods. Overall, direct operating costs and expenses as a percentage of rental revenues have continually declined from 31% in 1994 to 30% in 1995 and to 29% in 1996. Depreciation and amortization have increased to $33.8 million in 1996 from $30.1 million in 1995 and $26.8 million in 1994, also as a result of the properties acquired and developed during these periods.

Gross interest costs, before capitalization of interest to development projects, increased by $3.7 million from $19.6 million in 1995 to $23.3 million in 1996. This increase in interest cost was due mainly to the increase in the average debt outstanding from $261.3 million for 1995 to $314.4 million for 1996. The weighted-average interest rate decreased slightly from 7.44% in 1995 to 7.36 % in 1996. Interest expense, net of amounts capitalized, increased $5.3 million from 1995 due to the decrease in interest capitalization from $2.9 million in 1995 to $1.3 million in 1996 as a result of the completion in 1996 of two of the Company's significant development projects. Comparing 1995 to 1994, gross interest costs increased from $12.4 million in 1994 to $19.6 million in 1995. This was due to an increase in the average debt outstanding from $181.6 million in 1994 to $261.3 million in 1995 and to an increase in the weighted-average interest rate between the two periods from 6.80% in 1994 to 7.44% in 1995. Interest expense, net of amounts capitalized, increased by only $6.0 million due to the increase in interest capitalization as a result of increased development activity during 1995.

The gain on sales of property and securities of $5.6 million in 1996 is due primarily to the sale of two properties and the receipt of insurance proceeds from fires which destroyed parts of two shopping centers during 1996. There were no such occurrences in 1995 or 1994.

As a result of the changes described above, net income increased 20.4% to $53.9 million in 1996 from $44.8 million in 1995 and by 2.3% from $43.8 million in 1994. Net income per common share increased to $2.03 in 1996 from $1.69 in 1995 and $1.67 in 1994.

EFFECTS  OF  INFLATION

The rate of inflation was relatively unchanged in 1996. The Company has structured its leases, however, in such a way as to remain largely unaffected should significant inflation occur. Most of the leases contain percentage rent provisions whereby the Company receives rentals based on the tenants' gross sales. Many leases provide for increasing minimum rentals during the terms of the leases through escalation provisions. In addition, many of the Company's leases are for terms of less than ten years, which allows the Company to adjust rentals to changing market conditions when the leases expire. Most of the Company's leases require the tenant to pay their proportionate share of operating expenses and ad valorem taxes. As a result of these lease provisions, increases due to inflation, as well as ad valorem tax rate increases, generally do not have a significant adverse effect upon the Company's operating results.

FORWARD  LOOKING  STATEMENTS

This Annual Report on Form 10-K includes certain forward looking statements reflecting the Company's expectations in the near term; however, many factors which may affect the actual results, especially the everchanging retail environment, are difficult to predict. Accordingly, there is no assurance that the Company's expectations will be realized.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


INDEPENDENT AUDITORS' REPORT

To the Board of Trust Managers and Shareholders of
     Weingarten Realty Investors:

     We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors (the "Company") as of December 31, 1996 and 1995, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weingarten Realty Investors at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE &  TOUCHE LLP

Houston, Texas
February 25, 1997


                          STATEMENTS OF CONSOLIDATED INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        Years Ended December 31,
                                                        ------------------------
                                                        1996      1995       1994
                                                      --------  ---------  ---------
Revenues:
Rentals                                               $145,307  $125,400   $112,233
Interest (including amounts from related parties of
  $1,576 in 1996, $2,304 in 1995 and $2,478 in
  1994)                                                  3,148     5,338      5,761
Equity in earnings of real estate joint ventures
  and partnerships                                       1,232     1,549      1,330
Other                                                    1,436     1,910      1,469
                                                      --------  ---------  ---------

Total                                                  151,123   134,197    120,793
                                                      --------  ---------  ---------

Expenses:
Depreciation and amortization                           33,769    30,060     26,842
Operating                                               23,021    20,890     19,368
Interest                                                21,975    16,707     10,694
Ad valorem taxes                                        18,874    16,776     15,433
General and administrative                               5,109     4,948      4,434
                                                      --------  ---------  ---------

Total                                                  102,748    89,381     76,771
                                                      --------  ---------  ---------

Income from Operations                                  48,375    44,816     44,022
Gain (loss) on Sales of Property and Securities          5,563       (14)      (234)
                                                      --------  ---------  ---------

Net Income                                            $ 53,938  $ 44,802   $ 43,788
                                                      ========  =========  =========
Net Income Per Common Share                           $   2.03  $   1.69   $   1.67
                                                      ========  =========  =========

Weighted Average Number of Common Shares
Outstanding                                             26,555    26,464     26,190
                                                      ========  =========  =========
















                See Notes to Consolidated Financial Statements.


                                 CONSOLIDATED BALANCE SHEETS
                       (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           December 31,
                                                                           ------------
                                                                          1996        1995
                                                                       ----------  ----------

ASSETS
Property                                                               $ 970,418   $ 849,894
Accumulated Depreciation                                                (233,514)   (216,657)
                                                                       ----------  ----------
Property - net                                                           736,904     633,237
Investment in Real Estate Joint Ventures and Partnerships                  7,282       8,960
                                                                       ----------  ----------

Total                                                                    744,186     642,197
Mortgage Bonds and Notes Receivable from:
Affiliate (net of deferred gain of $4,487 in 1996 and $5,514 in 1995)     14,550      15,863
Real Estate Joint Ventures and Partnerships                               15,235      13,897
Marketable Debt Securities                                                13,806      16,262
Unamortized Debt and Lease Costs                                          23,411      20,602
Accrued Rent and Accounts Receivable (net of allowance for doubtful
accounts of $1,236 in 1996 and $1,436 in 1995)                            13,164      13,357
Cash and Cash Equivalents                                                    169       3,355
Other                                                                      6,576       9,291
                                                                       ----------  ----------
Total                                                                  $ 831,097   $ 734,824
                                                                       ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                                                   $ 389,225   $ 289,339
Accounts Payable and Accrued Expenses                                     36,949      30,880
Other                                                                      3,925       3,006
                                                                       ----------  ----------
Total                                                                    430,099     323,225
                                                                       ----------  ----------

Commitments and Contingencies

Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share;
shares authorized: 10,000; shares issued and outstanding:
none
Common Shares of Beneficial Interest - par value, $.03 per share;
shares authorized: 150,000; shares issued and outstanding:
26,576 in 1996 and 26,546 in 1995                                            797         796
Capital Surplus                                                          400,201     410,803
                                                                       ----------  ----------
Shareholders' Equity                                                     400,998     411,599
                                                                       ----------  ----------
Total                                                                  $ 831,097   $ 734,824
                                                                       ==========  ==========









                See Notes to Consolidated Financial Statements.



                             STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    (AMOUNTS IN THOUSANDS)


                                                                 Years Ended December 31,
                                                                 ------------------------
                                                                1996        1995       1994
                                                             ----------  ----------  ---------
Cash Flows from Operating Activities:
Net income                                                   $  53,938   $  44,802   $ 43,788
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization                                   33,769      30,060     26,842
Equity in earnings of real estate joint ventures and
partnerships                                                    (1,232)     (1,549)    (1,330)
(Gain) loss on sales of property and securities                 (5,563)         14        234
Amortization of direct financing leases                            639         664        585
Changes in accrued rent and accounts receivable                 (1,836)       (526)    (2,632)
Changes in other assets                                         (7,507)     (7,087)    (3,309)
Changes in accounts payable and accrued expenses                 4,032       6,187         58
Other, net                                                          59         (67)        69
                                                             ----------  ----------  ---------
Net cash provided by operating activities                       76,299      72,498     64,305
                                                             ----------  ----------  ---------

Cash Flows from Investing Activities:
Investment in properties                                      (121,379)   (105,438)   (75,685)
Mortgage bonds and notes receivable:
Advances                                                        (3,151)     (6,691)    (6,557)
Collections                                                      6,188      12,468      2,694
Proceeds from sales and disposition of property                  7,231         444      3,063
Proceeds from sales of marketable debt securities                           31,836
Real estate joint ventures and partnerships:
Investments                                                        (69)        (66)      (249)
Distributions                                                    1,032       1,337      1,238
Other, net                                                       3,291       2,672      2,519
                                                             ----------  ----------  ---------
Net cash used in investing activities                         (106,857)    (63,438)   (72,977)
                                                             ----------  ----------  ---------

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt                                                            95,770     144,500    145,251
Common shares of beneficial interest                               231         398        410
Principal payments of debt                                      (2,350)    (89,406)   (76,527)
Dividends paid                                                 (65,851)    (63,478)   (59,735)
Other, net                                                        (428)     (1,014)      (658)
                                                             ----------  ----------  ---------
Net cash provided by (used in) financing activities             27,372      (9,000)     8,741
                                                             ----------  ----------  ---------

Net (decrease) increase in cash and cash equivalents            (3,186)         60         69
Cash and cash equivalents at January 1                           3,355       3,295      3,226
                                                             ----------  ----------  ---------
Cash and cash equivalents at December 31                     $     169   $   3,355   $  3,295
                                                             ==========  ==========  =========






                See Notes to Consolidated Financial Statements.


                     STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                       Years Ended December 31, 1996, 1995 and 1994


                                                         Common
                                                        Shares of
                                                       Beneficial    Capital    Retained
                                                        Interest     Surplus    Earnings
                                                       -----------  ---------  ----------
Balance, January 1, 1994                               $       779  $426,308
Net income                                                                     $  43,788
Shares exchanged for property                                    9    11,392
Shares issued under benefit plans                                3       849
Cash dividends ($2.28 per share)                                     (15,947)    (43,788)
                                                       -----------  ---------  ----------

Balance, December 31, 1994                                     791   422,602         ---
Net income                                                                        44,802
Shares exchanged for property                                    5     6,342
Shares issued under benefit plans                                        679
Unrealized loss on marketable securities transferred
to available for sale                                                   (144)
Cash dividends ($2.40 per share)                                     (18,676)    (44,802)
                                                       -----------  ---------  ----------

Balance, December 31, 1995                                     796   410,803         ---
Net income                                                                        53,938
Shares exchanged for property                                    1       968
Shares issued under benefit plans                                        469
Unrealized loss on marketable securities                                (125)
Cash dividends ($2.48 per share)                                     (11,914)    (53,938)
                                                       -----------  ---------  ----------

Balance, December 31, 1996                             $       797  $400,201   $     ---
                                                       ===========  =========  ==========






















                See Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.    SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Business
Weingarten Realty Investors (the "Company"), a Texas real estate investment trust, is engaged in the acquisition, development and management of real estate, primarily neighborhood and community shopping centers. Over 75% of the Company's properties are located in Texas, with the remainder located throughout the southwestern part of the United States. The Company's major tenants include supermarkets, drugstores and other retailers who generally sell basic necessity-type commodities. The Company currently operates and intends to operate in the future as a real estate investment trust ("REIT").

Basis  of  Presentation
The consolidated financial statements include the accounts of the Company, its subsidiaries and its interest in 50% or more-owned joint ventures and partnerships over which the Company exercises control. All significant intercompany balances and transactions have been eliminated. Investments in less than 50%-owned joint ventures and partnerships are accounted for using the equity method.

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

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective January 1, 1996. The Company evaluates long-lived assets for impairment based upon the recoverability of the asset's carrying value. When it is probable that the undiscounted future cash flows will not be sufficient to recover the asset's carrying value, an impairment is recognized. No such impairments were recognized by the Company during the year ended December 31, 1996.

Capitalization
Carrying charges, principally interest and ad valorem taxes, on land under development and buildings under construction are capitalized as part of land under development and buildings and improvements.

Deferred  Charges
Unamortized debt and lease costs are amortized primarily on a straight-line basis over the terms of the debt and over the lives of leases, respectively.

Marketable  Debt  Securities
The Company's investment in marketable securities is classified as "available for sale." The securities are carried at market with any unrealized gains or losses included as a component of shareholders' equity. Premiums and discounts are amortized (accreted) to operations over the estimated remaining lives of the securities using the constant yield method.

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

Statements  of  Cash  Flows
The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. The Company issued .1 million, .2 million and .3 million common shares of beneficial interest valued at $1.0 million, $6.3 million and $11.4 million in 1996, 1995 and 1994, respectively, in connection with the purchases of property. The Company also assumed debt and capital lease obligations totaling $6.6 million, $2.9 million and $13.4 million in connection with the purchases of properties during 1996, 1995 and 1994, respectively.

NOTE  2.  DEBT

The  Company's  debt  consists  of  the  following  (in  thousands):


                                                             DECEMBER 31,
                                                             ------------
                                                            1996      1995
                                                          --------  --------
Fixed-rate debt payable to 2015 at 6.0% to 10.5%          $266,810  $189,413
Notes payable under revolving credit agreements             87,120    73,500
Repurchase agreements, due daily and collateralized by
  $13.8 million of marketable debt securities               13,475    11,900
Industrial revenue bonds payable to 2015 at 4.8% to 6.6%
  at December 31, 1996                                       7,558     7,669
Obligations under capital leases                            12,467     6,001
Other                                                        1,795       856
                                                          --------  --------

Total                                                     $389,225  $289,339
                                                          ========  ========


The Company has an unsecured $200 million revolving credit agreement with a bank syndicate. The agreement expires in November 1999, but the Company has an annual option to request a one year extension of the agreement. All members of the bank syndicate must agree to the requested extension or the agreement expires on the scheduled date, at which time all loans outstanding under the credit agreement become payable over a two-year period. The Company intends to request an extension of the agreement in 1997 and expects that the bank syndicate will agree to its request. During 1996, the Company executed an agreement for an unsecured and uncommitted overnight credit facility totaling $20 million with a bank to be used for cash management purposes. The Company will maintain adequate funds available under the $200 million revolving credit facility at all times to cover the outstanding balance under this facility. The Company also has letters of credit totaling $14.9 million outstanding under the $200 million revolving credit facility at December 31, 1996. The revolving credit agreements are subject to normal banking terms and conditions and do not adversely restrict the Company's operations or liquidity.

At December 31, 1996, the variable interest rate for notes payable under the $200 million revolving credit agreement, including the cost of the related commitment fee, was 7.2% and the variable interest rates under the $20 million revolving credit agreement and the repurchase agreements were 7.0% and 6.8%, respectively. During 1996, the maximum balance and weighted-average balance outstanding under these agreements were $116.2 million and $81.5 million, respectively, at an average interest rate of 6.1%. The Company made cash payments for interest on debt, net of amounts capitalized, of $21.3 million in 1996, $13.9 million in 1995 and $10.1 million in 1994.

Certain debt is collateralized by various direct financing leases or other property and current and future rentals from these leases and properties. At December 31, 1996 and 1995, the carrying value of such property aggregated
$173  million  and  $177  million,  respectively.

The Company has three interest rate swap contracts with an aggregate notional amount of $40 million. Such contracts, which expire through 2004, have been outstanding since their purchase in 1992. The Company intends to hold such contracts through their expiration date and to use them as a means of fixing the interest rate on a portion of the Company's variable-rate debt. The interest rate swaps have an effective interest rate of 8.1%. The difference between the interest received and paid on the interest rate swaps is recognized as interest expense as incurred. The interest rate swaps increased interest expense and decreased net income as follows, in millions: $.9 in 1996, $.8 in 1995 and $1.4 in 1994. The interest rate swaps increased the average interest rate for the Company's debt by the following amounts: .3% for 1996, .2% for 1995 and .8% for 1994. The Company could be exposed to credit losses in the event of non-performance by the counterparty; however, the likelihood of such non-performance is remote.

The  Company's  debt  can  be  summarized  as  follows  (in  thousands):


                                                               DECEMBER 31,
                                                               ------------
                                                              1996      1995
                                                            --------  --------
As to interest rate:
Fixed-rate debt (including amounts fixed through interest
  rate swaps)                                               $306,853  $229,994
Variable-rate debt                                            82,372    59,345
                                                            --------  --------

Total                                                       $389,225  $289,339
                                                            ========  ========



                             DECEMBER 31,
                             ------------
                            1996      1995
                          --------  --------
As to collateralization:
Secured debt              $ 91,334  $ 87,133
Unsecured debt             297,891   202,206
                          --------  --------

Total                     $389,225  $289,339
                          ========  ========


Scheduled principal payments on the Company's debt (excluding $87.1 million potentially due under the Company's revolving credit agreements in 1997 and 1999 and $13.5 million of repurchase agreements) are due during the following years (in thousands):

 1997               $  6,466
 1998                  1,356
 1999                  1,469
 2000                 30,540
 2001                 47,792
 2002 through 2006   112,465
 2007 through 2011    77,414
 Thereafter           10,902


Various debt agreements contain restrictive covenants, the most restrictive of which requires the Company to produce annual consolidated distributable cash flow, as defined by the agreements, of not less than 250% of interest payments, to limit the payment of dividends to no more than 100% of the Company's annual consolidated cash flow (as defined), to limit short-term debt (as defined) to the greater of 33% of total debt or $200 million (exclusive of repurchase agreements) and to maintain uncollateralized assets equal to at least 150% of unsecured debt. Management believes that the Company is in compliance with all restrictive covenants.

During 1996, the Company issued $79 million of unsecured Medium Term Notes ("MTNs") with an average life of 11 years at an average interest rate of 7.2%. As of December 31, 1996, the Company had issued a total of $195.5 million of MTNs. In the third quarter of 1996, the Company filed a $250 million shelf registration statement with the Securities and Exchange Commission, which allows for the issuance of debt or equity securities or warrants. At December 31, 1996, the unused portion of the shelf registration totaled $231 million.

NOTE  3.  PROPERTY

The  Company's  property  consists  of  the  following  (in  thousands):


                                           DECEMBER 31,
                                           ------------
                                          1996      1995
                                        --------  --------
Land                                    $183,431  $151,985
Land under development                    33,140    40,464
Buildings and improvements               743,688   636,601
Construction in-progress                   1,897    11,648
Property under direct financing leases     8,262     9,196
                                        --------  --------

Total                                   $970,418  $849,894
                                        ========  ========


The  following  carrying  charges  were  capitalized  (in  thousands):


                       DECEMBER 31,
                       ------------
                   1996    1995    1994
                  ------  ------  ------
Interest          $1,285  $2,878  $1,670
Ad valorem taxes     269     486     625
                  ------  ------  ------

Total             $1,554  $3,364  $2,295
                  ======  ======  ======


NOTE  4.  LEASING  OPERATIONS

Leasing  Arrangements

The Company's lease terms range from less than one year for smaller tenant spaces to over twenty-five years for larger tenant spaces. In addition to minimum lease payments, most of the leases provide for contingent rentals.

Rentals  under  Operating  Leases

Future minimum rental income from non-cancelable operating leases at December 31, 1996, in millions, is: $115.5 in 1997; $102.1 in 1998; $88.5 in 1999;
$73.9 in 2000, $63.0 in 2001 and $468.5 thereafter. The future minimum rental amounts do not include estimates for contingent rentals. Such contingent rentals, in millions, aggregated $31.2 in 1996, $26.8 in 1995 and $24.6 in 1994.

Property  under  Direct  Financing  Leases

Leases that are, in substance, the financing of an asset purchase by the party leasing the property are recorded as property under direct financing leases. The Company, in its capacity as lessor, has removed the leased property from its books and recorded the future lease payments receivable using the following components (in thousands):


                                                 DECEMBER 31,
                                                 ------------
                                                1996      1995
                                              --------  --------
Total minimum lease payments to be received   $13,052   $15,303
Estimated residual values of leased property    1,984     2,005
Unearned income                                (6,774)   (8,112)
                                              --------  --------

Property under direct financing leases        $ 8,262   $ 9,196
                                              ========  ========

The Company recognized rental revenue from direct financing leases as follows, in millions: $1.7 in 1996; $1.9 in 1995 and $1.5 in 1994. At December 31,
1996, minimum lease payments to be received in each of the five succeeding years, in millions, are: $1.8 in 1997; $1.7 in 1998; $1.5 in 1999; $1.1 in
2000; $1.0 in 2001 and $5.6 thereafter. The future minimum lease payments do not include amounts for contingent rentals. Contingent rental income on properties leased under direct financing leases, in millions, was $.8 in 1996, $.7 in 1995 and $.8 in 1994.

NOTE  5.  LEASE  COMMITMENTS

The Company leases land and a shopping center from the owners and then subleases these properties to other parties. Future minimum rental payments under these operating leases, in millions, are: $1.5 in 1997 and 1998; $1.4 in 1999; $1.3 in 2000 and 2001 and $19.6 thereafter.

Future minimum rental payments on these leases have not been reduced by future minimum sublease rentals aggregating $14.6 million through 2017 that are due
under  various  non-cancelable  subleases.    Rental  expense  (including
insignificant amounts for contingent rentals) for operating leases aggregated, in millions: $1.8 in 1996 and 1995 and $1.6 in 1994. Sublease rental revenue (excluding amounts for improvements constructed by the Company on the leased land) from these leased properties was as follows, in millions: $2.0 in 1996; $2.2 in 1995 and $2.1 in 1994.

Property under capital leases, consisting of two shopping centers aggregating $12.3 million at December 31, 1996 and one shopping center aggregating $6.5 million at December 31, 1995, is included in buildings and improvements. Future minimum lease payments under these capital leases total $19.0 million, with annual payments due of $.5 million in each of 1997 through 2001, and $16.4 million thereafter. The amount of these total payments representing interest is $6.5 million. Accordingly, the present value of the net minimum lease payments is $12.5 million at December 31, 1996.

NOTE  6.  RELATED  PARTY  TRANSACTIONS

The Company has mortgage bonds and notes receivable of $14.6 million and $15.9 million, net of deferred gain of $4.5 million and $5.5 million, at December 31, 1996 and 1995, respectively, from WRI Holdings, Inc. ("Holdings"). The Company and Holdings share certain directors and are under common management. These receivables are collateralized by unimproved land and an investment in a joint venture which owns and manages a motor hotel ("Hospitality"). The bonds and notes bear interest at rates of 16% and prime plus 1%, respectively. However, due to its poor financial condition, Holdings reduced the payment of interest to the Company in 1988 to the cash flow received from Hospitality and, accordingly, the Company limited the recognition of interest income for financial statement purposes to the same amount. The Company does not anticipate receiving interest payments in excess of this cash flow in the near term. Interest income recognized for financial reporting purposes was $.3 million, $1.2 million and $1.6 million in 1996, 1995 and 1994, respectively.

During 1995, seven of the eight motor hotels owned by Hospitality were sold. The Company received $6.6 million in cash and effective ownership of a three-year, interest-only $3.5 million note receivable which was paid down by the purchaser in 1996. These proceeds were used to repay the $2.7 million net investment (cost less related deferred gain) in the mortgage bonds secured by the seven motels plus accrued interest and $7.4 million of notes receivable. In 1996, Hospitality obtained secured financing on the remaining motor hotel. Proceeds from the borrowings were used to repay $.6 million net investment in the mortgage bonds and $1.3 million of notes receivable. The Company did not recognize any of the previously deferred gain on these transactions.

The Company had an unrecorded receivable for interest on the mortgage bonds of $22.4 million and $18.7 million at December 31, 1996 and 1995, respectively. Interest income not recognized by the Company for financial reporting purposes aggregated, in millions, $3.7, $3.6 and $3.0 for 1996, 1995 and 1994, respectively.

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

The Company owns interests in several joint ventures and partnerships. Notes receivable from these entities bear interest at 8.3% to 10.3% at December 31, 1996 and are due at various dates through 2020. The Company recognized interest income on these notes as follows, in millions: $1.3 in 1996; $1.1 in 1995 and $.9 in 1994.

Texas Commerce Bank National Association ("TCB") is a significant participant in and the agent for the banks that provide the Company's $200 million revolving credit agreement. The Company and TCB have two common directors.

NOTE  7.  COMMITMENTS  AND  CONTINGENCIES

The Company has guaranteed $1.1 million of notes payable executed by various joint ventures and partnerships at December 31, 1996.

The Company is involved in various matters of litigation arising in the normal course of business. While the Company is unable to predict with certainty the amounts involved, the Company's management and counsel are of the opinion that, when such litigation is resolved, the Company's resulting liability, if any, will not have a material effect on the Company's consolidated financial statements.

In connection with the acquisition of certain properties in exchange for the Company's common shares in 1994 and 1995, the Company entered into agreements with the sellers under which the Company essentially guaranteed that its common shares would equal or exceed specified values on certain future dates. The Company settled these agreements in 1996 through the issuance of $1.0 million in common shares and $.6 million in cash.

In connection with the acquisition of a shopping center in 1996, the Company is obligated to fund additional payments to the seller upon the execution of new leases at the property and the satisfaction of other conditions. These additional payments will range from $2.4 million to $11.5 million and will be made prior to October of 1997. At December 31, 1996, the Company had already included $2.4 million of these payments in its consolidated balance sheet.

NOTE  8.  SHARE  OPTIONS  AND  AWARDS

The Company has an incentive Share Option Plan which provides for the issuance of options and share awards up to a maximum of 700,000 common shares and expires in December 1997. The Company has an additional share option plan which grants 100 share options to every employee of the Company, excluding executive officers, upon completion of each five-year interval of service. This plan, which expires in 2002, provides options for a maximum of 100,000 common shares. For both of these share option plans, options are granted to employees of the Company at an exercise price equal to the quoted fair market value of the common shares on the date the options are granted. All options granted under these plans become exercisable in equal increments over a three-year period and expire upon termination of employment or ten years from the date of grant.

In January 1994, the Company issued 62,900 restricted shares and granted 434,400 share options under a compensatory Incentive Share Plan for key officers of the Company. This plan, which expires in 2003, provides for the issuance of up to 1,000,000 shares, either in the form of restricted shares or share options. The restricted shares generally vest over a ten-year period, with potential acceleration of vesting due to appreciation in the market value of the Company's shares. The share options vest over a five-year period beginning three years after the date of grant. Share options were granted at the market price on the date of grant. The Company recognized $.2 million of compensation expense relating to the restricted shares in 1996, 1995 and 1994.

Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As allowed under this standard, the Company has continued to use the intrinsic value based method of accounting for such plans. With respect to the Company's share option and incentive share plans, adoption of the fair value based approach would result in compensation expense being recognized in the results of operations when share options are granted, whereas the intrinsic value based method does not result in the recognition of compensation expense. Compensation expense for the share awards is the same under both the fair value and intrinsic value approaches. Had the Company determined compensation cost for its share option and award plans under the fair value based approach, the Company's net income would have been reduced by less than $20,000 and net income per common share would have been unchanged in both 1995 and 1996. Compensation expense as determined under the fair value approach was based only on share options granted in 1996 and 1995 and, accordingly, is not representative of amounts which will be reported in future years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing method with the following weighted-average assumptions; dividend yield of 6.0%, expected volatility of 18.3% and expected lives of 7.1 years for both 1996 and 1995 and risk-free interest rates of 6.4% and 6.5% in 1996 and 1995, respectively.

Following is a summary of the option activity for the three years ended December 31, 1996:


                                 SHARES      WEIGHTED
                                 UNDER        AVERAGE
                                 OPTION   EXERCISE PRICE
                                --------  ---------------
Outstanding, January 1, 1994    228,600   $         29.50
Granted                         552,150             37.00
Canceled                        (15,000)            36.10
Exercised                       (18,500)            22.25
                                --------

Outstanding, December 31, 1994  747,250             35.10
Granted                           3,510             35.75
Canceled                        (26,500)            34.25
Exercised                       (15,610)            29.25
                                --------

Outstanding, December 31, 1995  708,650             35.25
Granted                          24,260             38.10
Canceled                        (34,300)            37.00
Exercised                       (10,875)            27.00
                                --------

Outstanding December 31, 1996   687,735   $         35.40
                                ========


The number of share options exercisable at December 31, 1996, 1995 and 1994 were 243,000, 189,000 and 160,000, respectively. Options exercisable at
year-end  1996  had  a  weighted-average  exercise  price  of  $32.30.    The
weighted-average fair value of share options granted during 1996 and 1995 were $5.10 and $4.85, respectively. Share options outstanding at December 31, 1996 had exercise prices ranging from $19.50 to $43.50 and a weighted-average remaining contractual life of 6.6 years. Approximately 91% of the options outstanding at year-end 1996 have exercise prices between $31.00 and $37.00. There were 878,000 common shares available for the future grant of options or awards at December 31, 1996.

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

Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of interest, ad valorem taxes, depreciation, rental revenue, pension expense and installment gains on sales of property. As a result of these differences, the book value of the Company's net assets exceeds its tax basis by $53.2 million at December 31, 1996.

For federal income tax purposes, the cash dividends distributed to shareholders are characterized as follows:


                           1996    1995    1994
                          ------  ------  ------
Ordinary income            87.1%   76.4%   94.0%
Return of capital
(generally non-taxable)     4.0    20.1     5.0
Long-term capital gains     8.9     3.5     1.0
                          ------  ------  ------

Total                     100.0%  100.0%  100.0%
                          ======  ======  ======


NOTE  10.  MARKETABLE  SECURITIES

The Company's investment in marketable debt securities at December 31, 1996 consists of U.S. government agency guaranteed pass-through certificates which mature through 2008. During 1995, the Company sold U.S. Treasury Notes with an amortized cost of $31.8 million as determined using the specific identification method and realized a gain of $.1 million. These securities, which were classified as "held to maturity," were sold due to changes in market rates coupled with a shift in the Company's philosophy regarding the holding of marketable securities. The Company's remaining investment was reclassified to "available for sale." At December 31, 1996 and 1995, the fair value of these investments totaled $13.8 million and $16.3 million, respectively. The amortized cost of the investments at December 31, 1996 and 1995 was $14.1 million and $16.4 million, respectively, and the related unrealized losses were $.3 million and $.1 million at December 31, 1996 and 1995, respectively.

NOTE  11.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The fair value of the Company's financial instruments was determined using available market information and appropriate valuation methodologies as of December 31, 1996. Unless otherwise described below, all other financial instruments are carried at amounts which approximate their fair values.

Based on rates currently available to the Company for debt with similar terms and average maturities, fixed-rate debt with a carrying value of $306.9 million has a fair value of approximately $309.6 million at December 31, 1996. The fair value of the Company's variable-rate debt approximates its carrying value of $82.4 million.

The fair value of the interest rate swap agreements is based on the estimated amounts the Company would receive or pay to terminate the contracts at December 31, 1996. If the Company had terminated these agreements at December 31, 1996, the Company would have paid $3.1 million.

The fair value of the mortgage bonds and notes receivable from Holdings was not determined because it is not practical to reasonably assess the credit adjustment that would be applied in the marketplace for such bonds and notes receivable.

NOTE  12.  EMPLOYEE  BENEFIT  PLANS

The Company has a Savings and Investment Plan to which eligible employees may elect to contribute from 1% to 12% of their salaries. Employee contributions are matched by the Company at the rate of $.50 per $1.00 for the first 6% of the employee's salary. The employees vest in the employer contributions ratably over a six-year period. Compensation expense related to the plan was $.2 million per year for 1996, 1995 and 1994.

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


                                                                     1996     1995
                                                                   --------  -------
Actuarial present value of:
Vested benefit obligation                                          $ 6,263   $5,908
                                                                   ========  =======
Accumulated benefit obligation                                     $ 6,368   $5,976
                                                                   ========  =======
Projected benefit obligation                                       $ 7,943   $7,665
Plan assets at fair value, primarily common stocks and bonds         8,677    7,654
                                                                   --------  -------
Plan assets in excess of (less than) projected benefit obligation      734      (11)
Unrecognized prior service cost                                        102      149
Unrecognized net  gain                                              (1,882)    (851)
Unrecognized net transition asset                                      (53)    (125)
                                                                   --------  -------

Pension liability                                                  $(1,099)  $ (838)
                                                                   ========  =======




The components of net periodic pension cost are as follows (in thousands):
                                                                              1996      1995     1994
                                                                            --------  --------  ------
Service cost of benefits earned during the year                             $   361   $   300   $ 248
Interest cost on projected benefit obligation                                   506       478     422
Actual return on plan assets                                                 (1,295)   (1,499)    428
Net amortization and deferral                                                   688     1,047    (948)
                                                                            --------  --------  ------
Total                                                                       $   260   $   326   $ 150
                                                                            ========  ========  ======


Assumptions used to develop periodic expense and the actuarial present value of projected benefit obligations for:


                                                  1996   1995   1994
                                                  -----  -----  -----
Weighted average discount rate                     7.0%   7.0%   7.0%
Expected long-term rate of return on plan assets   8.0%   8.0%   7.0%
Rate of increase in compensation levels            5.0%   5.5%   5.5%


NOTE  13.  PRO  FORMA  FINANCIAL  INFORMATION  (UNAUDITED)

During the year ended December 31, 1996, the Company acquired nine retail centers and three industrial projects. The pro forma financial information for the years ended December 31, 1996 and 1995 shown below is based on the historical statements of the Company after giving effect to the acquisitions as if such acquisitions took place on January 1, 1996 and 1995, respectively (in thousands, except per share amounts).


                                          DECEMBER 31,
                                         ------------
                                         1996      1995
                                       --------  --------
Pro forma revenues                     $163,972  $151,357
                                       ========  ========
Pro forma net income                   $ 57,592  $ 49,273
                                       ========  ========
Pro forma net income per common share  $   2.17  $   1.86
                                       ========  ========


The pro forma financial information is presented for informational purposes only and may not be indicative of results that would have actually occurred if the acquisitions had been in effect at the dates indicated, nor does it purport to be indicative of the results that may be achieved in the future.

NOTE  14.  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 1996 and 1995 is as follows:


                              FIRST   SECOND    THIRD        FOURTH
                             -------  -------  -------       -------
1996:
Revenues                     $36,762  $37,178  $37,956       $39,227
Net Income                    12,625   12,910   16,325  (1)   12,078
Net Income per Common Share     0.48     0.48     0.61  (1)     0.46

1995:
Revenues                     $32,092  $32,659  $33,885       $35,561
Net Income                    11,364   10,931   11,259        11,248
Net Income per Common Share     0.43     0.41     0.42          0.43


(1) Increase is primarily the result of a gain on the sale of property during the quarter.


NOTE  15.  PRICE  RANGE  OF  COMMON  SHARES  (UNAUDITED)

The high and low sale prices per share of the Company's shares, as reported on the New York Stock Exchange composite tape, and dividends per share paid for the fiscal quarters indicated were as follows:



          HIGH       LOW     DIVIDENDS
          -----      ----    ---------
1996:
Fourth  $  40 3/4  $ 36      $    0.62
Third      40 1/2    37 3/8       0.62
Second     38 7/8    34 1/4       0.62
First      38 7/8    35 5/8       0.62

1995:
Fourth  $  38 1/2  $ 33 1/2  $    0.60
Third      37 7/8    35 1/8       0.60
Second     38 1/8    34 1/4       0.60
First      38        34 1/2       0.60


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM  10.  TRUST  MANAGERS  AND  EXECUTIVE  OFFICERS OF THE REGISTRANT

     (a) Information with respect to the Company's Trust Managers is incorporated by reference from pages 3 through 7 of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1997.

ITEM  11.  EXECUTIVE  COMPENSATION

     Incorporated by reference from pages 11 through 13 of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1997.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from pages 2 through 4 of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1997.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Incorporated by reference from pages 14 through 15 of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held
April    29,  1997.

                                    PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)     Financial  Statements  and  Financial  Statement  Schedules:     PAGE
                                                                          ----

  (1) (A)      Independent Auditors' Report                                 18
      (B)      Financial  Statements
         (i)   Statements  of  Consolidated  Income for the years
               ended  December  31,  1996, 1995 and 1994                    19
         (ii)  Consolidated Balance Sheets as of December 31, 1996 and 1995 20
         (iii) Statements of Consolidated Cash Flows for the years ended
               December  31,  1996,  1995  and  1994                        21
         (iv)  Statements of Consolidated Shareholders' Equity for
               the  years ended  December  31,  1996,  1995  and  1994.     22
         (v)   Notes to Consolidated Financial Statements                   23

  (2)          Financial  Statement  Schedules:

               SCHEDULE                    PAGE
               --------                    ----

               II          Valuation and Qualifying Accounts                39
               III         Real Estate and Accumulated Depreciation         40
               IV          Mortgage  Loans  on  Real  Estate                42

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes hereto.

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

     (c)      Exhibits:


             3.1  -  Restated Declaration of Trust, with all amendments thereto (filed as Exhibit 3.1 to the Company's
                     Registration Statement on Form S-3 (No. 33-49206) and incorporated herein by reference).
             3.2  -  Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form
                     S-3 (No. 33-49206) and incorporated herein by reference).
           10.1** -  1988 Share Option Plan of the Company, as amended (filed as Exhibit 10.1 to the Company's
                     Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).

           10.2** -  Weingarten Realty Investors Supplemental Retirement Account Plan, as amended and restated
                     (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended
                     December 31, 1992 and incorporated herein by reference).
            10.3  -  16% Mortgage Bonds Due 1994 of WRI Holdings, Inc. dated December 28, 1984, payable to the
                     Company in the original principal amount of $3,150,000 (filed as Exhibit 10.8 to the Company's
                     Registration Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).
         10.3.1*  -  Third Bonds Renewal and Extension Agreement, effective December 28, 1996, for the 16%
                     Mortgage Bonds of WRI Holdings, Inc., payable to the Company in the original principal amount of $3,150,000.
            10.4  -  Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Texas Commerce
                     Bank National Association, as Trustee, relating to the 16% Mortgage Bonds Due 1994 of WRI
                     Holdings, Inc. in the original principal amount of $3,150,000 (filed as Exhibit 10.9 to the
                     Company's Registration Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).
          10.4.1  -  Supplemental Indenture of Trust, dated February 22, 1995, between WRI Holdings, Inc. and
                     Texas Commerce Bank National Association relating to the 16% Mortgage Bonds due December
                     28, 1994 of WRI Holdings, Inc. in the original principal amount of $3,150,000 (filed as exhibit
                     10.4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
           10.5*  -  Third Supplemental Indenture of Trust between WRI Holdings, Inc. and Texas Commerce Trust
                     Company of New York, as Trustee, amending Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Texas Commerce Bank National Association, as Trustee,
                     relating to the 16% Mortgage Bonds Due 1994 of WRI Holdings, Inc. in the original principal amount of $3,150,000 .
            10.6  -  16% Mortgage Bonds Due 2004 of WRI Holdings, Inc., dated December 28, 1984, payable to the
                     Company in the original principal amount of $16,682,000 (filed as Exhibit 10.10 to the Company's
                     Registration Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).
            10.7  -  Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Texas Commerce
                     Bank National Association, as Trustee, relating to the 16% Mortgage Bonds Due 2004 of WRI
                     Holdings, Inc. in the original principal amount of $16,682,000 (filed as Exhibit 10.11 to the
                     Company's Registration Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).
          10.7.1  -  First Supplemental Indenture of Trust between WRI Holdings, Inc. and Texas Commerce Trust
                     Company of New York, as Trustee, amending Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Texas Commerce Bank National Association, as Trustee,
                     relating to the 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the original principal amount of $16,682,000 (filed as Exhibit 10.7.1 to the Company's Annual Report on Form 10-K
                     for the year ended December 31, 1989 and incorporated herein by reference).
            10.8  -  Third Amended Promissory Note, as restated, effective as of January 1, 1992, executed by WRI
                     Holdings, Inc., pursuant to which it may borrow up to the principal sum of $40,000,000 from the
                     Company.
            10.9  -  16% Mortgage Bonds Due 2004 of WRI Holdings, Inc., dated December 28, 1984, payable to the
                     Company in the original principal amount of $7,000,000 (filed as Exhibit 10.13 to the Company's
                     Registration Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).
           10.10  -  Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Texas Commerce
                     Bank National Association, as Trustee, relating to the 16% Mortgage Bonds Due 2004 of WRI
                     Holdings, Inc. in the original principal amount of $7,000,000 (filed as Exhibit 10.14 to the
                     Company's Registration Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).
         10.10.1  -  First Supplemental Indenture of Trust between WRI Holdings, Inc. and Texas Commerce Trust
                     Company of New York, as Trustee, amending Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Texas Commerce Bank National Association, as Trustee,
                     relating to the 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the original principal amount of $7,000,000 (filed as Exhibit 10.10.1 to the Company's Annual Report on Form 10-K
                     for the year ended December 31, 1989 and incorporated herein by reference).

           10.11  -  Agreement Correcting Trust Indenture, dated February 11, 1985, relating to 16% Mortgage
                     Bonds Due 2004 of WRI Holdings, Inc. in the original principal amount of $7,000,000 (filed as
                     Exhibit 10.15 to the Company's Registration Statement on Form S-4 (No. 33-19730) and
                     incorporated herein by reference).
           10.12  -  Amendment to Note Purchase Agreement, dated March 31, 1991, amending loan agreement, dated August 6, 1987, Life and Accident Insurance Company for $4,000,000, American General
                     Life Insurance Company of Delaware for $4,000,000, Republic National Life Insurance Company
                     for $3,000,000 and American Amicable Life Insurance Company of Texas for $2,000,000 (filed as Exhibit 10.15.1 to the Company's Annual Report on Form 10-K for the year ended December
                     31, 1992 and incorporated herein by reference).
          10.13** -  The Savings and Investment Plan for Employees of the Company, as amended (filed as Exhibit
                     4.1 to the Company's Registration Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).
          10.14** -  The Fifth Amendment to Savings and Investment Plan for Employees of the Company (filed as
                     Exhibit 4.1.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement on
                     Form S-8 (No. 33-25581) and incorporated herein by reference).
           10.15  -  Promissory Note and Line of Credit Loan Agreement in the amount of $5,000,000, effective as of
                     May 13, 1991, between the Company, as payee, and Leisure Dynamics, Inc. as maker (filed as
                     Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31,
                     1991 and incorporated herein by reference).
           10.16  -  Promissory Note in the amount of $12,000,000 between the Company, as payee, and Plaza
                     Construction, Inc., as maker (filed as Exhibit 10.23 to the Company's Annual Report on Form 10
                     K for the year ended December 31, 1991 and incorporated herein by reference).
        10.16.1*  -  Eighth Renewal and Extension of Promissory Note in the amount of $12,000,000, effective as of
                     December 1, 1996, between the Company, as payee, and Plaza Construction, Inc., as maker.
           10.17  -  Amended and Restated Master Swap Agreement dated as of January 29, 1992, between the
                     Company and Texas Commerce Bank National Association, (filed as Exhibit 10.24 to the
                     Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).
         10.17.1  -  Rate swap Transaction, dated as of May 15, 1992, between the Company and Texas Commerce
                     Bank National Association (filed as Exhibit 10.24.1 to the Company's Annual Report on Form 10
                     K for the year ended December 31, 1992 and incorporated herein by reference).
         10.17.2  -  Rate Swap Transaction, dated as of June 24, 1992, between the Company and Texas
                     Commerce Bank National Association (filed as Exhibit 10.24.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).
         10.17.3  -  Rate Swap Transaction, dated as of July 2, 1992, between the Company and Texas Commerce
                     Bank National Association (filed as Exhibit 10.24.3 to the Company's Annual Report on Form 10
                     K for the year ended December 31, 1992 and incorporated herein by reference).
          10.18*  -  Amended and Restated Credit Agreement dated as of November 21, 1996 between the
                     Company and Texas Commerce Bank National Association, as Agent, and individually as a
                     Bank, and the Banks defined therein.
           10.19  -  Note Purchase Agreement, dated April 1, 1994, between The Variable Annuity Life Insurance
                     Company, American General Life Insurance Company and the Company in the amount of
                     30,000,000 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
          10.20** -  The 1993 Incentive Share Plan of the Company (filed as Exhibit 4.1 to the Company's
                     Registration Statement on Form S-8 (No. 33-52437) and incorporated herein by reference).
           10.21  -  7.10% Senior Medium Term Note (Series A) of the Company, dated 5-22-95, in the amount of
                     12,500,000 (filed as Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the
                     quarter ended June 30, 1995 and incorporated herein by reference).
           10.22  -  7.29% Senior Medium Term Note (Series A) of the Company, dated 5-22-95, in the amount of
                     12,500,000 (filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the
                     quarter ended June 30, 1995 and incorporated herein by reference).
           10.23  -  7.35% Senior Medium Term Note (Series A) of the Company, dated 5-30-95, in the amount of
                     12,500,000 (filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the
                     quarter ended June 30, 1995 and incorporated herein by reference).
           10.24  -  7.125% Senior Medium Term Note (Series A) of the Company, dated 5-30-95, in the amount of
                     12,500,000 (filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the
                     quarter ended June 30, 1995 and incorporated herein by reference).
           10.25  -  7.22% Senior Medium Term Note (Series A) of the Company, dated 6-1-95, in the amount of
                     12,500,000 (filed as Exhibit 10.31 to the Company's Quarterly Report on Form 10-Q for the
                     quarter ended June 30, 1995 and incorporated herein by reference).
           10.26  -  6.82% Senior Medium Term Note (Series A) of the Company, dated 6-1-95, in the amount of
                     25,000,000 (filed as Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the
                     quarter ended June 30, 1995 and incorporated herein by reference).
           10.27  -  7.28% Senior Medium Term Note (Series A) of the Company, dated 8-21-95, in the amount of
                     10,000,000 (filed as Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the
                     quarter ended September 30, 1995 and incorporated herein by reference).
           10.28  -  6.84% Senior Medium Term Note (Series A) of the Company, dated 11-7-95, in the amount of
                     2,000,000 (filed as Exhibit 10.28 to the Company's Annual Report of Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
           10.29  -  6.84% Senior Medium Term Note (Series A) of the Company, dated 11-20-95, in the amount of
                     5,000,000 (filed as Exhibit 10.29 to the Company's Annual Report of Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
           10.30  -  6.62% Senior Medium Term Note (Series A) of the Company, dated 12-11-95, in the amount of
                     10,000,000 (filed as Exhibit 10.30 of the Company's Annual Report of Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
           10.31  -  6.65% Senior Medium Term Note (Series A) of the Company, dated 12-14-95, in the amount of
                     2,000,000 (filed as Exhibit 10.31 to the Company's Annual Report of Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).
           10.32  -  7.12% Senior Medium-Term Note (Series A) of the Company, dated 8-13-96, in the amount of
                     15,000,000 (filed as Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the
                     quarter ended September 30, 1996 and incorporated herein by reference).
           10.33  -  7.44% Senior Medium-Term Note (Series A) of the Company, dated 8-14-96, in the amount of
                     15,000,000 (filed as Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the
                     quarter ended September 30, 1996 and incorporated herein by reference).
           10.34  -  7.39% Senior Medium-Term Note (Series A) of the Company, dated 08-06-96, in the amount of
                     15,000,000 (filed as Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the
                     quarter ended September 30, 1996 and incorporated herein by reference).
           10.35  -  6.95% Senior Medium-Term Note (Series A) of the Company, dated 8-07-96, in the amount of
                     15,000,000 (filed as Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the
                     quarter ended September 30, 1996 and incorporated herein by reference).
           10.36  -  6.90% Senior Medium-Term Note (Series A) of the Company, dated 11-22-96, in the amount of
                     12,000,000 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated
                     November 15, 1996 and incorporated herein by reference).
           10.37  -  6.60% Senior Medium-Term Note (Series A) of the Company, dated 11-26-96, in the amount of
                     7,000,000 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated November
                     15, 1996 and incorporated herein by reference).
           10.38  -  Revolving Credit Note, dated September 20, 1995, between the Company and Texas Commerce
                     Bank  National Association in the amount of $73,000,000.
           10.39  -  Revolving Credit Note, dated September 20, 1995, between the Company and NationsBank of
                     Texas, N.A. in the amount of $45,000,000.
           10.40  -  Revolving Credit Note, dated September 20, 1995, between the Company and First Interstate
                     Bank of Texas, N.A. in the amount of $40,000,000.
           10.41  -  Revolving Credit Note, dated September 20, 1995, between the Company and Signet
                     Bank/Virginia in the amount of $22,000,000.
           10.42  -  Revolving Credit Note, dated September 20, 1995, between the Company and Commerzbank,
                     A.G. in the amount of $20,000,000.
          10.43*  -  Master Promissory Note in the amount of $20,000,000 between the Company, as payee, and
                     Texas Commerce Bank National Association, as maker, effective December 30, 1996.
           10.44  -  Distribution Agreement among the Company and the Agents dated November 15, 1996 relating to the MTN's (filed as Exhibit 1.1 to the Company's Current Report of Form 8-K dated November
                     15, 1996 and incorporated herein by reference).
           10.45  -  Senior Indenture dated as of May 1, 1995 between the Company and Texas Commerce Bank,
                     National Association, as trustee (filed as Exhibit 4(a) to the Company's Registration Statement
                     on Form S-3 (No. 33-57659) and incorporated herein by reference).

           10.46  -  Subordinated Indenture dated as of May 1, 1995 between the Company and Texas Commerce
                     Bank, National Association (filed as Exhibit 4(b) to the Company's Registration Statement on
                     Form S-3 (No. 33-57659) and incorporated herein by reference).
           11.1*  -  Computation of Net Income Per Common and Common Equivalent Share.
           12.1*  -  Computation of Fixed Charges Ratios.
           21.1*  -  Subsidiaries of the Registrant.
           23.1*  -  Consent of Deloitte & Touche LLP.
           27.1*  -  Financial Data Schedule.


*      Filed  with  this  report.
**     Management  contract  or  compensatory  plan  or  arrangement.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WEINGARTEN  REALTY  INVESTORS

                                       By:  /S/ STANFORD  ALEXANDER
                                            -----------------------
                                            Stanford  Alexander
                                            Chairman/Chief  Executive  Officer

Date:      March  10,  1997

     Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


          SIGNATURE                          TITLE                             DATE
          ---------                          -----                             ----
By:  /S/ Stanford Alexander        Chairman and Trust Manager               March 10,1997
     ------------------------
     Stanford Alexander            (Chief Executive Officer)

By:  /S/ Andrew M.  Alexander      President                                March 10,1997
     ------------------------
     Andrew M.  Alexander          and Trust Manager

By: /S/ Martin Debrovner           Vice Chairman                            March 10,1997
     ------------------------
     Martin Debrovner              and Trust Manager

By:  /S/ Melvin Dow                Trust Manager                            March 10,1997
     ------------------------
     Melvin Dow

By:  /S/ Stephen A. Lasher         Trust Manager                            March 10,1997
     ------------------------
     Stephen A. Lasher

By:  /S/ Joseph W. Robertson, Jr.  Executive Vice President and             March 10,1997
     ------------------------
     Joseph W. Robertson, Jr.      Trust Manager (Chief Financial Officer)

By:  /S/ Douglas W. Schnitzer      Trust Manager                            March 10,1997
     ------------------------
     Douglas W. Schnitzer

By:  /S/ Marc J. Shapiro           Trust Manager                            March 10,1997
     ------------------------
     Marc J. Shapiro

By:  /S/ J.T. Trotter              Trust Manager                            March 10,1997
     ------------------------
     J.T. Trotter

By:  /S/ Stephen C. Richter        Senior Vice President/                   March 10,1997
     ------------------------
     Stephen C. Richter            Financial Administration
                                   and Treasurer
                                  (Principal Accounting Officer)

                                                                   SCHEDULE II

                                WEINGARTEN REALTY INVESTORS
                             VALUATION AND QUALIFYING ACCOUNTS
                              DECEMBER 31, 1996, 1995 AND 1994

                                   (AMOUNTS IN THOUSANDS)


                                               CHARGED
                                 BALANCE AT   TO COSTS   CHARGED                  BALANCE
                                  BEGINNING      AND     TO OTHER   DEDUCTIONS   AT END OF
DESCRIPTION                       OF PERIOD   EXPENSES   ACCOUNTS      (A)         PERIOD
-------------------------------  -----------  ---------  --------  ------------  ----------

1996:
Allowance for Doubtful Accounts  $     1,436  $   1,014            $      1,214  $    1,236
1995:
Allowance for Doubtful Accounts        1,007      1,126                     697       1,436
1994:
Allowance for Doubtful Accounts          938      1,261                   1,192       1,007



Note  A  -  Write-offs  of  accounts  receivable  previously  reserved.


                                                       SCHEDULE  III
                                               WEINGARTEN REALTY INVESTORS
                                        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                    DECEMBER 31, 1996

                                                 (AMOUNTS IN THOUSANDS)

                                                          Total Cost
                                                          ----------

                                                                      Property
                                                                       Under
                                       Buildings                       Direct
                                          and       Projects under   Financing    Total     Accumulated    Encumbrances
                             Land    Improvements     Development      Leases      Cost    Depreciation        (A)
                           --------  -------------  ---------------  ----------  --------  -------------  --------------
SHOPPING CENTERS:
Texas                      $133,577  $     469,377                   $    6,256  $609,210  $     166,121  $        5,849
Other States                 35,171        184,712                        2,006   221,889         36,271           8,115
                           --------  -------------                   ----------  --------  -------------  --------------
Total Shopping Centers      168,748        654,089                        8,262   831,099        202,392          13,964
INDUSTRIAL PROPERTIES:
Texas                        13,750         69,399                                 83,149         18,896           3,569
OFFICE BUILDING:
Texas                           534         12,712                                 13,246          8,687
MULTI-FAMILY RESIDENTIAL
PROPERTIES:
Texas                           399          1,098                                  1,497            678           1,083
                           --------  -------------  ---------------  ----------  --------  -------------  --------------
Total Improved
 Properties                 183,431        737,298                        8,262   928,991        230,653          18,616
                           --------  -------------                   ----------  --------  -------------  --------------
LAND UNDER DEVELOPMENT:
Texas                                               $        31,268                31,268
Other States                                                  1,872                 1,872
                                                    ---------------              --------
Total Land Under
Development                                                  33,140                33,140
                                                    ---------------              --------
LEASED PROPERTY
(SHOPPING CENTER)
UNDER CAPITAL LEASE:
 Louisiana                                   6,390                                  6,390          2,861           5,857
                                     -------------                               --------  -------------  --------------
CONSTRUCTION IN
PROGRESS:
Texas                                                         1,164                 1,164
Other States                                                    733                   733
                                                    ---------------              --------
Total Construction in
Progress                                                      1,897                 1,897
                           --------  -------------  ---------------  ----------  --------  -------------  --------------
TOTAL OF ALL
PROPERTIES                 $183,431  $     743,688  $        35,037  $    8,262  $970,418  $     233,514  $       24,473
                           ========  =============  ===============  ==========  ========  =============  ==============



  Note A - Encumbrances do not include $62.0 million outstanding under a $35 million 14-year term loan and a $30 million 20-year term loan, both payable to a group of insurance companies secured by a property collateral pool including all or part of 8 shopping centers.

                                                       SCHEDULE  III
                                                       (CONTINUED)

     The changes in total cost of the properties for the years ended December 31, 1996, 1995 and 1994 were as follows:


                                 1996       1995       1994
                               ---------  ---------  ---------
Balance at beginning of year   $849,894   $735,134   $634,814
Additions at cost               131,814    115,687    101,402
Retirements or sales            (11,585)    (1,433)    (1,082)
Other changes (B)                   295        506
                               ---------  ---------  ---------

Balance at end of year         $970,418   $849,894   $735,134
                               =========  =========  =========


     The changes in accumulated depreciation for the years ended December 31, 1996, 1995 and 1994 were as follows:



                                1996       1995       1994
                              ---------  ---------  ---------
Balance at beginning of year  $216,657   $191,427   $168,405
Additions charged to expense    27,732     25,541     23,027
Retirements or sales           (10,875)      (311)        (5)
                              ---------  ---------  ---------

Balance at end of year        $233,514   $216,657   $191,427
                              =========  =========  =========



Note  B  -  Transferred  from  net  investment  in  direct  financing  leases.

                                                                   SCHEDULE IV


                                     WEINGARTEN REALTY INVESTORS
                                    MORTGAGE LOANS ON REAL ESTATE
                                          DECEMBER 31, 1996

                                       (AMOUNTS IN THOUSANDS)




                                       FINAL            PERIODIC              FACE       CARRYING
                           INTEREST   MATURITY           PAYMENT           AMOUNT OF     AMOUNT OF
                             RATE       DATE              TERMS            MORTGAGES   MORTGAGES(B)
                           ---------  --------  -------------------------  ----------  -------------
SHOPPING CENTERS:
FIRST MORTGAGES:
Sheldon Forest
Channelview, TX                Prime  12-01-97  Varying ($179 balloon)     $      179  $         179
Phelan Boulevard
Beaumont, TX                   Prime  12-31-97  Varying ($129 balloon)            733             79
                                 +2%
Eastex Venture
Beaumont, TX                   Prime  12-31-97  Varying ($2,465 balloon)        3,500          2,465
                             +1 1/2%
Main/O.S.T., Ltd.
Houston, TX                     9.3%  02-01-20  $ 476  Annual P & I             4,800          4,664
                                                   ($1,241 balloon)
INDUSTRIAL:
FIRST MORTGAGES:
Railwood
Houston, TX                      10%  12-28-04  Varying ($6,223 balloon)        7,000          6,223
River Pointe, Conroe,TX
(Note C)                          9%  11-30-03  Varying                         2,133          1,839

Little York, Houston, TX
(Note C)                          9%  12-31-03  Varying                         1,922          1,707

                                                                   SCHEDULE IV
                                                                   (CONTINUED)


                             WEINGARTEN REALTY INVESTORS
                            MORTGAGE LOANS ON REAL ESTATE
                                  DECEMBER 31, 1996

                                (AMOUNTS IN THOUSANDS)





                                        FINAL    PERIODIC      FACE       CARRYING
                            INTEREST   MATURITY   PAYMENT   AMOUNT OF     AMOUNT OF
                              RATE       DATE      TERMS    MORTGAGES   MORTGAGES(B)
                            ---------  --------  ---------  ----------  -------------

MULTI-FAMILY RESIDENTIAL
FIRST MORTGAGES:
Stanford Court Apartments
Houston, TX                     8.00%  03-30-98  Varying         1,440          1,414

UNIMPROVED LAND:
SECOND MORTGAGE:
River Pointe
Conroe, TX                     Prime   12-01-97  Varying        12,000          8,587
                                  +1%              ($8,587
                                                 balloon)
                                                            ----------  -------------
 TOTAL MORTGAGE LOANS ON
REAL ESTATE (Note A)                                        $   33,707  $      27,157
                                                            ==========  =============




Note A - Changes in mortgage loans for the years ended December 31, 1996, 1995 and 1994 are summarized below:



                               1996      1995      1994
                             --------  --------  --------
Balance,  Beginning of year  $31,292   $28,719   $25,635
New Mortgage Loans                       3,500     1,354
Additions to Existing Loans    1,075     1,041     2,032
Collections of Principal      (5,210)   (1,968)     (302)
                             --------  --------  --------

Balance,  End of Year         27,157   $31,292   $28,719
                             ========  ========  ========


Note B - The aggregate cost at December 31, 1996 for federal income tax purposes is $25,580.

Note C - Principal payments are due monthly to the extent of cash flow generated by the underlying property.