Form 10-Q
period 1997-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 1997-04-30
CIK 828916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-Q
(Mark  One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

                 For the quarterly period ended March 31, 1997
                                                --------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirements  for  the  past  90  days.    Yes     X.        No.
                                                              ----

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 25, 1997, there were 26,633,573 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

                                    PART 1
                             FINANCIAL INFORMATION


ITEM  1.          CONSOLIDATED  FINANCIAL  STATEMENTS


                          WEINGARTEN REALTY INVESTORS
                       STATEMENTS OF CONSOLIDATED INCOME
                                  (UNAUDITED)
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       Three Months Ended
                                                            March 31,
                                                           ----------
                                                         1997     1996
                                                        -------  -------
Revenues:
  Rentals                                               $40,267  $34,970
  Interest:
    Securities and Other . . . . . . . . . . . . . . .      290      458
    Affiliates . . . . . . . . . . . . . . . . . . . .      361      416
  Equity in earnings of real estate joint ventures and
    partnerships . . . . . . . . . . . . . . . . . . .      244      404
  Other. . . . . . . . . . . . . . . . . . . . . . . .      511      514
                                                        -------  -------

       Total . . . . . . . . . . . . . . . . . . . . .   41,673   36,762
                                                        -------  -------

Expenses:
  Depreciation and amortization. . . . . . . . . . . .    9,303    8,091
  Interest . . . . . . . . . . . . . . . . . . . . . .    6,898    5,011
  Operating. . . . . . . . . . . . . . . . . . . . . .    6,006    5,383
  Ad valorem taxes . . . . . . . . . . . . . . . . . .    5,337    4,781
  General and administrative . . . . . . . . . . . . .    1,402    1,367
                                                        -------  -------

       Total . . . . . . . . . . . . . . . . . . . . .   28,946   24,633
                                                        -------  -------

Income from Operations . . . . . . . . . . . . . . . .   12,727   12,129
Gain on sales of property. . . . . . . . . . . . . . .       49      496
                                                        -------  -------

Net Income . . . . . . . . . . . . . . . . . . . . . .  $12,776  $12,625
                                                        =======  =======
Net Income Per Common Share. . . . . . . . . . . . . .  $   .48  $   .48
                                                        =======  =======
Cash Dividends Declared Per Common Share . . . . . . .  $   .64  $   .62
                                                        =======  =======

Weighted Average Number of Common Shares . . . . . . .   26,598   26,547
                                                        =======  =======


                See notes to consolidated financial statements.


                                     WEINGARTEN REALTY INVESTORS
                                     CONSOLIDATED BALANCE SHEETS
                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                           March 31,    December 31,
                                                                             1997           1996
                                                                          -----------  --------------
                                                                                (unaudited)
ASSETS
Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  985,165   $     970,418
Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . . . .    (241,073)       (233,514)
                                                                          -----------  --------------
      Property - net . . . . . . . . . . . . . . . . . . . . . . . . . .     744,092         736,904
Investment in Real Estate Joint Ventures and Partnerships. . . . . . . .       7,233           7,282
                                                                          -----------  --------------

         Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     751,325         744,186

Mortgage Bonds and Notes Receivable from:
      Affiliate (net of deferred gain of $4,487 in 1997 and 1996 . . . .      14,789          14,550
      Real Estate Joint Ventures and Partnerships. . . . . . . . . . . .      15,591          15,235
Marketable Debt Securities . . . . . . . . . . . . . . . . . . . . . . .      13,300          13,806
Unamortized Debt and Lease Costs . . . . . . . . . . . . . . . . . . . .      23,579          23,411
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $1,523 in 1997 and $1,236 in 1996) . . . . . . . . . . . .       7,164          13,164
Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . . . . .       1,242             169
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,028           6,576
                                                                          -----------  --------------

               Total . . . . . . . . . . . . . . . . . . . . . . . . . .  $  833,018   $     831,097
                                                                          ===========  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  405,223   $     389,225
Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . . . .      25,555          36,949
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,683           3,925
                                                                          -----------  --------------

          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     435,461         430,099
                                                                          -----------  --------------

Shareholders' Equity:
  Preferred Shares of Beneficial Interest - par value, $.03 per share;
         shares authorized: 10,000; shares issued and outstanding: none
  Common Shares of Beneficial Interest - par value, $.03 per share;
         shares authorized: 150,000; shares issued and outstanding:
         26,634 in 1997 and 26,576 in 1996 . . . . . . . . . . . . . . .         799             797
  Capital surplus. . . . . . . . . . . . . . . . . . . . . . . . . . . .     396,758         400,201
                                                                          -----------  --------------
  Shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .     397,557         400,998
                                                                          -----------  --------------

               Total . . . . . . . . . . . . . . . . . . . . . . . . . .  $  833,018   $     831,097
                                                                          ===========  ==============


                See notes to consolidated financial statements.


                                 WEINGARTEN REALTY INVESTORS
                            STATEMENTS OF CONSOLIDATED CASH FLOWS
                                         (UNAUDITED)
                                    (AMOUNTS IN THOUSANDS)


                                                                          Three Months Ended
                                                                               March 31,
                                                                               ---------
                                                                           1997       1996
                                                                         ---------  ---------
Cash Flows from Operating Activities:
     Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 12,776   $ 12,625
     Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization. . . . . . . . . . . . . .     9,303      8,091
               Equity in earnings of real estate joint ventures and
                  partnerships. . . . . . . . . . . . . . . . . . . . .      (244)      (404)
               Gain on sales of property. . . . . . . . . . . . . . . .       (49)      (496)
               Amortization of direct financing leases. . . . . . . . .       256        180
               Changes in accrued rents and accounts receivable . . . .     5,754      4,953
               Changes in other assets. . . . . . . . . . . . . . . . .    (1,411)      (990)
               Changes in accounts payable and accrued expenses . . . .    (9,779)   (11,960)
               Other, net . . . . . . . . . . . . . . . . . . . . . . .        38         15
                                                                         ---------  ---------
                    Net cash provided by operating activities . . . . .    16,644     12,014
                                                                         ---------  ---------

Cash Flows from Investing Activities:
     Investment in properties . . . . . . . . . . . . . . . . . . . . .   (15,769)   (25,362)
     Mortgage bonds and notes receivable:
               Advances . . . . . . . . . . . . . . . . . . . . . . . .      (704)      (487)
               Collections. . . . . . . . . . . . . . . . . . . . . . .       420        151
     Proceeds from sales and disposition of property. . . . . . . . . .       486
     Real estate joint ventures and partnerships:
               Investments. . . . . . . . . . . . . . . . . . . . . . .       (23)       (24)
               Distributions. . . . . . . . . . . . . . . . . . . . . .       130        351
     Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .       579        362
                                                                         ---------  ---------
                    Net cash used in investing activities . . . . . . .   (15,367)   (24,523)
                                                                         ---------  ---------

Cash Flows from Financing Activities:
     Proceeds from issuance of:
               Debt . . . . . . . . . . . . . . . . . . . . . . . . . .    17,415     29,529
               Common shares of beneficial interest . . . . . . . . . .       871         29
     Principal payments of debt . . . . . . . . . . . . . . . . . . . .    (1,417)      (303)
     Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . .   (17,027)   (16,459)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (46)       (26)
                                                                         ---------  ---------
                    Net cash (used in) provided by financing activities      (204)    12,770
                                                                         ---------  ---------

Net increase in cash and cash equivalents . . . . . . . . . . . . . . .     1,073        261
Cash and cash equivalents at January 1. . . . . . . . . . . . . . . . .       169      3,355
                                                                         ---------  ---------
Cash and cash equivalents at March 31 . . . . . . . . . . . . . . . . .  $  1,242   $  3,616
                                                                         =========  =========


                See notes to consolidated financial statements.

                          WEINGARTEN REALTY INVESTORS
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)

1.          INTERIM  FINANCIAL  STATEMENTS

The consolidated financial statements included in this report are unaudited, except for the balance sheet as of December 31, 1996. In the opinion of the Registrant, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

2.          SIGNIFICANT  ACCOUNTING  POLICIES

Effective for the Company's fiscal year ending December 31, 1997, the Company will be required to adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share". The adoption of this pronouncement is not expected to have a material effect on the Company's earnings per share.

3.          DEBT

     The  Company's  debt  consists  of  the  following:


                                                      March 31,   December 31,
                                                         1997         1996
                                                      ----------  -------------
Fixed-rate debt payable to 2015 at 6.0% to 10.5% . .  $  266,510  $     266,810
Notes payable under revolving credit agreements. . .     104,535         87,120
Repurchase agreements, due daily and collateralized
by $13.3 million of marketable debt securities . . .      12,871         13,475
Industrial revenue bonds to 2015 at 4.0% to 6.8%
at March 31, 1997. . . . . . . . . . . . . . . . . .       7,528          7,558
Obligations under capital leases . . . . . . . . . .      12,467         12,467
Other. . . . . . . . . . . . . . . . . . . . . . . .       1,312          1,795
                                                      ----------  -------------
Total. . . . . . . . . . . . . . . . . . . . . . . .  $  405,223  $     389,225
                                                      ==========  =============


At March 31, 1997, the variable interest rate for notes payable under the $200 million revolving credit agreement, including the cost of the related commitment fee, was 6.5% and the variable interest rates under the $20 million revolving credit agreement and the repurchase agreements were 6.6% and 6.4%, respectively.

     The  Company's  debt  can  be  summarized  as  follows:


                                           March 31,   December 31,
                                              1997         1996
                                           ----------  -------------
As to interest rate:
Fixed-rate debt (including amounts fixed
through interest rate swaps). . . . . . .  $  306,554  $     306,853
Variable-rate debt. . . . . . . . . . . .      98,669         82,372
                                           ----------  -------------

Total                                      $  405,223  $     389,225
                                           ==========  =============
As to collateralization:
Secured debt. . . . . . . . . . . . . . .  $   91,005  $      91,334
Unsecured debt. . . . . . . . . . . . . .     314,218        297,891
                                           ----------  -------------

Total . . . . . . . . . . . . . . . . . .  $  405,223  $     389,225
                                           ==========  =============


4.          PROPERTY

     The  Company's  property  consists  of  the  following:


                                        March 31,   December 31,
                                           1997         1996
                                        ----------  -------------
Land                                    $  185,899  $     183,431
Land under development . . . . . . . .      33,185         33,140
Buildings and improvements . . . . . .     753,287        743,688
Construction in-progress . . . . . . .       4,788          1,897
Property under direct financing leases       8,006          8,262
                                        ----------  -------------

Total                                   $  985,165  $     970,418
                                        ==========  =============


5.          CARRYING  CHARGES  CAPITALIZED

During  the  periods  shown,  the following carrying charges were capitalized:


               Three Months Ended
                   March 31,
                   ---------
                  1997   1996
                  -----  -----
Interest          $ 125  $ 427
Ad valorem taxes      8    119
                  -----  -----

Total             $ 133  $ 546
                  =====  =====


                                    PART I
                             FINANCIAL INFORMATION

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

Weingarten Realty Investors owned and operated 161 anchored shopping centers, 20 industrial properties, one multi-family residential project and one office building at March 31, 1997. Of the Company's 183 developed properties, 141 are located in Texas (including 89 in Houston and Harris County). The Company's remaining properties are located in Louisiana (11), Arizona (7), Arkansas (5), New Mexico (5), Oklahoma (4), Nevada (4), Kansas (2), Colorado
(1), Missouri (1), Maine (1) and Tennessee (1). The Company has nearly 3,200 leases and 2,400 different tenants. Leases for the Company's properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of the Company's anchor tenants are supermarkets, drugstores and other retailers which generally sell basic necessity-type items.

CAPITAL  RESOURCES  AND  LIQUIDITY

The Company anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements, and that cash on hand, borrowings under its existing credit facility, and the use of project financing as well as other debt and equity alternatives will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows increased to $16.6 million for the first three months of 1997, from $12.0 million for the same period of 1996, primarily due to the acquisition and development of additional income-producing properties during the past year.

The Company's Board of Trust Managers approved an increase in the quarterly dividend per common share from $.62 to $.64, effective this first quarter of 1997. The percentage of funds from operations paid out in cash dividends, or dividend payout ratio, was 78% and 82% for the first quarters of 1997 and 1996, respectively.

The Company added 138,000 square feet to its shopping center portfolio during the first quarter of 1997 at a combined cost of $7.6 million. This growth resulted primarily from the acquisition of a 116,000 square foot shopping center located in Fort Worth, Texas, the Company's initial entry in this market. Additionally, in connection with the acquisition of a shopping center in Sugar Land, Texas in December 1996, the Company is obligated to fund additional payments to the seller upon the execution of new leases at the property and satisfaction of other conditions. Additional payments funded during the first quarter of 1997 totaled $3.1 million, adding 22,000 square feet to the Company's portfolio. During the first quarter the Company also purchased a 7.7 acre tract of undeveloped land in McKinney, Texas, a suburb of Dallas. The Company plans to develop a 34,000 square foot shopping center on this property. Subsequent to quarter-end, the Company invested an additional $6.1 million in acquiring a 71,000 square foot shopping center in Arizona and funding the additional payments at the Sugar Land shopping center mentioned above. The company expects to fund an additional $7.0 million for the Sugar Land center over the next two quarters. Presently, nine additional properties totaling 1.3 million square feet are under contract or letter of intent, however there is no assurance that these transactions will be completed.

Debt to total market capitalization at March 31, 1997 was 26% as compared to 27% at December 31, 1996. Total debt outstanding increased to $405.2 million at quarter end from $389.2 at December 31, 1996. This increase was primarily due to the previously mentioned acquisitions in the first quarter of this year and, to a lesser degree, the Company's ongoing redevelopment efforts. These capital needs were financed under the Company's revolving credit facility.

At quarter end, the Company has protection against interest rate increases through fixed-rate loans and interest rate swap agreements on $306.6 million of the total debt outstanding at March 31, 1997. For the quarter ended March 31, 1997, the Company's average interest rate was 7.2% as compared to 7.4% for the same period of the prior year. This decrease is primarily a result of overall decreases in market interest rates over the last twelve months.

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

Funds from operations increased to $21.9 million for the first quarter of 1997, as compared to $20.2 million for the same period of 1996. This increase relates primarily to the impact of the Company's acquisitions and, to a lesser degree, new development and activity at its existing properties.

RESULTS  OF  OPERATIONS

Net income increased to $12.8 million, or $.48 per share, from $12.6 million, or $.48 per share, for the first quarter of 1997 as compared with the same quarter of 1996. This increase is due primarily to the Company's acquisitions and new developments during the past twelve months offset by a $.5 million gain recognized in the first quarter of 1996. Included in both periods is $.01 per share of non-recurring income items.

Rental revenues were $40.3 million for 1996, as compared to $35.0 million for 1996, representing an increase of approximately $5.3 million or 15.1%. This increase relates primarily to acquisitions and, to a lesser degree, new development and activity at the Company's existing retail properties. Occupancy of the Company's total portfolio increased to 92.7% at March 31, 1997 from 92.3% at the end of the first quarter of the prior year and was down slightly from 93.0% at year end 1996. During the first quarter of 1997 the Company completed 126 renewals or leases comprising .6 million square feet of space. Rental rates increased an average of 7.9% over the rates charged to the prior tenants. Net of capital costs for tenant improvements, the increase averaged 4.6%. Retail sales on a same store basis increased by 1.5% based on sales reported during the last twelve months, with supermarkets and drug stores up over 2%.

Interest expense, net of amounts capitalized, increased to $6.9 million for 1997 from $5.0 million in 1996. This increase was due mainly to the increase in the average debt outstanding between periods, from $293.4 million for 1996 to $389.3 million for 1997, partially offset by a decrease in the average interest rate between periods, from 7.4% in 1996 to 7.2% in 1997 and a decrease in interest capitalization from $.4 million in 1996 to $.1 million in 1997 as a result of the completion in 1996 of two of the Company's significant development projects.

The gain on sale of property and securities of $.5 million in 1996 is due primarily to the receipt of insurance proceeds from a fire which destroyed a part of a shopping center which the Company elected not to rebuild. No significant gain was recognized during the first quarter of 1997.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of the Company's acquisition and new development programs.

                                    PART II
                               OTHER INFORMATION

ITEM  4.          SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS

     At the regular Annual Meeting of Shareholders of Weingarten Realty Investors held on April 29, 1997, the following matters were submitted to a vote of security holders:

     (a) The election of the following trust managers to serve until the next Annual Meeting of Shareholders or until their successors have  been  elected  and qualified:  Stanford Alexander,  Andrew  M.
          Alexander, Robert W. Cruikshank, Martin Debrovner, Melvin A. Dow, Stephen A. Lasher, Joseph W. Robertson, Jr., Douglas W. Schnitzer, Marc J. Shapiro and J. T. Trotter.

          APPROVED  - 24,350,125 shares were voted in favor, 9,816 shares were withheld  and  78,418  shares  abstained  from  voting.


     (b) Ratification of the appointment of Deloitte & Touche LLP, independent certified public accountants, as the Company's auditors for the year ending December 31, 1997.

          APPROVED - 24,374,975 shares were voted in favor, 21,059 shares were voted  against  and  42,324 shares abstained from voting.


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



                                       WEINGARTEN  REALTY  INVESTORS
                                       -----------------------------
                                               (Registrant)



                                       BY:    /s/    Stanford  Alexander
                                         -------------------------------
                                              Stanford  Alexander
                                       Chairman/Chief  Executive  Officer
                                        (Principal  Executive  Officer)



                                       BY:      /s/  Stephen  C.  Richter
                                         --------------------------------
                                            Stephen  C.  Richter
                                       Senior  Vice  President/Financial
                                       Administration  and  Treasurer
                                       (Principal  Accounting  Officer)


DATE:  April  30,  1997
       ----------------