Form 10-Q
period 1997-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 1997-07-25
CIK 828916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-Q
(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997
                                                -------------

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
                                                            ----       ----

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
                                  ----   ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 15, 1997, there were 26,646,245 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

                                    PART 1
                             FINANCIAL INFORMATION


ITEM  1.          CONSOLIDATED  FINANCIAL  STATEMENTS


                              WEINGARTEN REALTY INVESTORS
                           STATEMENTS OF CONSOLIDATED INCOME
                                      (UNAUDITED)
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  Three Months Ended  Six Months Ended
                                                        June 30,         June 30,
                                                       ---------         ---------
                                                     1997     1996     1997     1996
                                                    -------  -------  -------  -------
Revenues:
  Rentals                                           $41,613  $35,832  $81,880  $70,802
  Interest:
    Securities and Other . . . . . . . . . . . . .      261      342      551      800
    Affiliates . . . . . . . . . . . . . . . . . .      370      406      731      822
  Equity in earnings of real estate joint ventures
    and partnerships . . . . . . . . . . . . . . .      259      366      503      770
  Other. . . . . . . . . . . . . . . . . . . . . .      340      232      851      746
                                                    -------  -------  -------  -------

       Total . . . . . . . . . . . . . . . . . . .   42,843   37,178   84,516   73,940
                                                    -------  -------  -------  -------

Expenses:
  Depreciation and amortization. . . . . . . . . .    9,438    8,179   18,741   16,270
  Interest . . . . . . . . . . . . . . . . . . . .    7,243    5,310   14,141   10,321
  Operating. . . . . . . . . . . . . . . . . . . .    6,706    5,698   12,712   11,081
  Ad valorem taxes . . . . . . . . . . . . . . . .    5,524    4,799   10,861    9,580
  General and administrative . . . . . . . . . . .    1,230    1,183    2,632    2,550
                                                    -------  -------  -------  -------

       Total . . . . . . . . . . . . . . . . . . .   30,141   25,169   59,087   49,802
                                                    -------  -------  -------  -------

Income from Operations . . . . . . . . . . . . . .   12,702   12,009   25,429   24,138
Gain on sales of property. . . . . . . . . . . . .       53      901      102    1,397
                                                    -------  -------  -------  -------

Net Income . . . . . . . . . . . . . . . . . . . .  $12,755  $12,910  $25,531  $25,535
                                                    =======  =======  =======  =======
Net Income Per Common Share. . . . . . . . . . . .  $   .48  $   .48  $   .96  $   .96
                                                    =======  =======  =======  =======
Cash Dividends Declared Per Common Share . . . . .  $   .64  $   .62  $  1.28  $  1.24
                                                    =======  =======  =======  =======

Weighted Average Number of Common Shares . . . . .   26,641   26,544   26,620   26,545
                                                    =======  =======  =======  =======







                See notes to consolidated financial statements.


                                     WEINGARTEN REALTY INVESTORS
                                     CONSOLIDATED BALANCE SHEETS
                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                           June 30,     December 31,
                                                                             1997           1996
                                                                          -----------  --------------
                                                                          (unaudited)
                            ASSETS
Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,018,395   $     970,418
Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . . . .    (248,583)       (233,514)
                                                                          -----------  --------------
      Property - net . . . . . . . . . . . . . . . . . . . . . . . . . .     769,812         736,904
Investment in Real Estate Joint Ventures and Partnerships. . . . . . . .       7,056           7,282
                                                                          -----------  --------------

         Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     776,868         744,186

Mortgage Bonds and Notes Receivable from:
      Affiliate (net of deferred gain of $4,487 in 1997 and 1996). . . .      14,837          14,550
      Real Estate Joint Ventures and Partnerships. . . . . . . . . . . .      15,659          15,235
Marketable Debt Securities . . . . . . . . . . . . . . . . . . . . . . .      13,061          13,806
Unamortized Debt and Lease Costs . . . . . . . . . . . . . . . . . . . .      23,995          23,411
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $1,495 in 1997 and $1,236 in 1996) . . . . . . . . . . . .       9,335          13,164
Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . . . . .       3,253             169
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,606           6,576
                                                                          -----------  --------------

               Total . . . . . . . . . . . . . . . . . . . . . . . . . .  $  861,614   $     831,097
                                                                          ===========  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  430,705   $     389,225
Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . . . .      33,151          36,949
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,050           3,925
                                                                          -----------  --------------

          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     467,906         430,099
                                                                          -----------  --------------

Shareholders' Equity:
  Preferred Shares of Beneficial Interest - par value, $.03 per share;
         shares authorized: 10,000; shares issued and outstanding: none
  Common Shares of Beneficial Interest - par value, $.03 per share;
         shares authorized: 150,000; shares issued and outstanding:
         26,646 in 1997 and 26,576 in 1996 . . . . . . . . . . . . . . .         799             797
  Capital surplus. . . . . . . . . . . . . . . . . . . . . . . . . . . .     392,909         400,201
                                                                          -----------  --------------
  Shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . .     393,708         400,998
                                                                          -----------  --------------

               Total . . . . . . . . . . . . . . . . . . . . . . . . . .  $  861,614   $     831,097
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


                                 WEINGARTEN REALTY INVESTORS
                            STATEMENTS OF CONSOLIDATED CASH FLOWS
                                         (UNAUDITED)
                                    (AMOUNTS IN THOUSANDS)

                                                                          Six Months Ended
                                                                               June 30,
                                                                               --------
                                                                           1997       1996
                                                                         ---------  ---------
Cash Flows from Operating Activities:
     Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 25,531   $ 25,535
     Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization. . . . . . . . . . . . . .    18,741     16,270
               Equity in earnings of real estate joint ventures and
                  partnerships. . . . . . . . . . . . . . . . . . . . .      (503)      (770)
               Gain on sales of property. . . . . . . . . . . . . . . .      (102)    (1,397)
               Amortization of direct financing leases. . . . . . . . .       429        340
               Changes in accrued rents and accounts receivable . . . .     3,197      2,440
               Changes in other assets. . . . . . . . . . . . . . . . .    (3,301)    (3,678)
               Changes in accounts payable and accrued expenses . . . .    (2,174)    (5,499)
               Other, net . . . . . . . . . . . . . . . . . . . . . . .        63         39
                                                                         ---------  ---------
                    Net cash provided by operating activities . . . . .    41,881     33,280
                                                                         ---------  ---------

Cash Flows from Investing Activities:
     Investment in properties . . . . . . . . . . . . . . . . . . . . .   (48,456)   (34,536)
     Mortgage bonds and notes receivable:
               Advances                                                    (1,260)      (921)
               Collections. . . . . . . . . . . . . . . . . . . . . . .     1,062      3,772
     Proceeds from sales and disposition of property. . . . . . . . . .       269      1,836
     Real estate joint ventures and partnerships:
               Investments. . . . . . . . . . . . . . . . . . . . . . .       (46)       (29)
               Distributions. . . . . . . . . . . . . . . . . . . . . .       397        740
     Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,089      1,595
                                                                         ---------  ---------
                    Net cash used in investing activities . . . . . . .   (46,945)   (27,543)
                                                                         ---------  ---------

Cash Flows from Financing Activities:
     Proceeds from issuance of:
               Debt . . . . . . . . . . . . . . . . . . . . . . . . . .    55,000     27,500
               Common shares of beneficial interest . . . . . . . . . .       902        118
     Principal payments of debt . . . . . . . . . . . . . . . . . . . .   (13,520)    (1,755)
     Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . .   (34,078)   (32,916)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (156)       (89)
                                                                         ---------  ---------
                    Net cash provided by (used in) financing activities     8,148     (7,142)
                                                                         ---------  ---------

Net increase (decrease) in cash and cash equivalents. . . . . . . . . .     3,084     (1,405)
Cash and cash equivalents at January 1. . . . . . . . . . . . . . . . .       169      3,355
                                                                         ---------  ---------
Cash and cash equivalents at June 30. . . . . . . . . . . . . . . . . .  $  3,253   $  1,950
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

3.          DEBT

     The  Company's  debt  consists  of  the  following:


                                                      June 30,   December 31,
                                                        1997         1996
                                                      ---------  -------------
Fixed-rate debt payable to 2015 at 6.0% to 10.5% . .  $ 313,205  $     266,810
Notes payable under revolving credit agreements. . .     85,500         87,120
Repurchase agreements, due daily and collateralized
by $13.1 million of marketable debt securities . . .     10,965         13,475
Industrial revenue bonds to 2015 at 4.7% to 6.8%
at June 30, 1997 . . . . . . . . . . . . . . . . . .      7,498          7,558
Obligations under capital leases . . . . . . . . . .     12,467         12,467
Other. . . . . . . . . . . . . . . . . . . . . . . .      1,070          1,795
                                                      ---------  -------------
Total. . . . . . . . . . . . . . . . . . . . . . . .  $ 430,705  $     389,225
                                                      =========  =============


At June 30, 1997, the variable interest rate for notes payable under the $200 million revolving credit agreement, including the cost of the related commitment fee, was 6.3% and the variable interest rates under the $20 million revolving credit agreement and the repurchase agreements were 6.7% and 6.5%, respectively.

During the quarter, the Company issued $47 million of unsecured Medium Term Notes ("MTNs") with an average life of 9.9 years at an average interest rate of 6.9%. As of June 30, 1997, the unused portion of the Company's shelf registration, under which MTNs are issued, was $184 million. Subsequent to quarter end, the Company issued an additional $50 million of MTNs with an average life of 7.6 years and an average interest rate of 6.7%.

     The  Company's  debt  can  be  summarized  as  follows:


                                           June 30,   December 31,
                                             1997         1996
                                           ---------  -------------
As to interest rate:
Fixed-rate debt (including amounts fixed
through interest rate swaps). . . . . . .  $ 353,247  $     306,853
Variable-rate debt. . . . . . . . . . . .     77,458         82,372
                                           ---------  -------------

Total                                      $ 430,705  $     389,225
                                           =========  =============
As to collateralization:
Secured debt. . . . . . . . . . . . . . .  $  90,669  $      91,334
Unsecured debt. . . . . . . . . . . . . .    340,036        297,891
                                           ---------  -------------

Total . . . . . . . . . . . . . . . . . .  $ 430,705  $     389,225
                                           =========  =============


4.          PROPERTY

     The  Company's  property  consists  of  the  following:


                                         June 30,   December 31,
                                           1997         1996
                                        ----------  -------------
Land                                    $  190,515  $     183,431
Land under development . . . . . . . .      34,152         33,140
Buildings and improvements . . . . . .     782,284        743,688
Construction in-progress . . . . . . .       4,112          1,897
Property under direct financing leases       7,332          8,262
                                        ----------  -------------

Total                                   $1,018,395  $     970,418
                                        ==========  =============



5.          CARRYING  CHARGES  CAPITALIZED

During  the  periods  shown,  the following carrying charges were capitalized:


            Three Months Ended  Six Months Ended
                    June 30,      June 30,
                    --------      --------
                  1997   1996   1997    1996
                  -----  -----  -----  ------
Interest          $ 172  $ 390  $ 297  $  817
Ad valorem taxes      9    112     17     231
                  -----  -----  -----  ------

Total             $ 181  $ 502  $ 314  $1,048
                  =====  =====  =====  ======


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

Weingarten Realty Investors owned and operated 164 anchored shopping centers, 22 industrial properties, two multi-family residential projects and one office building at June 30, 1997. Of the Company's 189 developed properties, 144 are located in Texas (including 91 in Houston and Harris County). The Company's remaining properties are located in Louisiana (11), Arizona (9), Arkansas (5), New Mexico (5), Oklahoma (4), Nevada (4), Kansas (3), Colorado (1), Missouri
(1), Maine (1) and Tennessee (1). The Company has nearly 3,200 leases and 2,400 different tenants. Leases for the Company's properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of the Company's anchor tenants are supermarkets, drugstores and other retailers which generally sell basic necessity-type items.

Occupancy of the Company's total portfolio increased to 92.5% at June 30, 1997 from 92.1% at the end of the second quarter of the prior year and was down slightly from 93.0% at year end 1996. During the first six months of 1997 the Company completed 270 renewals or leases comprising 1.0 million square feet of space. Rental rates increased an average of 9.0% over the rates charged to the prior tenants. Net of capital costs for tenant improvements, the increase averaged 4.6%. Retail sales on a same store basis increased by 1.6% based on sales reported during the last twelve months, with supermarkets and drug stores up 1.8%.

CAPITAL  RESOURCES  AND  LIQUIDITY

The Company anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements, and that cash on hand, borrowings under its existing credit facility, and the use of project financing as well as other debt and equity alternatives will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows increased to $41.9 million for the first six months of 1997, from $33.3 million for the same period of 1996, primarily due to the acquisition and development of additional income-producing properties during the past year.

The Company's Board of Trust Managers approved an increase in the quarterly dividend per common share from $.62 to $.64, effective the first quarter of 1997. The percentage of funds from operations paid out in cash dividends, or dividend payout ratio, was 77% and 82% for the second quarters of 1997 and 1996, respectively.

The Company added 565,000 square feet representing an investment of $21.7 million through the acquisition of six properties in the second quarter. These acquisitions included four shopping centers and two industrial projects. The Company acquired two shopping centers totaling 169,000 square feet at a cost of $9.4 million in Arizona as well as a 94,000 square foot shopping center in the Kansas City area. The Company's other shopping center acquisition was a 75,000 square foot center located in Amarillo, Texas. Both of the Company's industrial acquisitions were located in Texas and added 227,000 square feet to the Company's portfolio. Additionally, in connection with the acquisition of a shopping center in December 1996, the Company is obligated to fund additional payments to the seller upon the execution of new leases at the property and satisfaction of other conditions. Additional payments funded during the second quarter of 1997 totaled $3.8 million, adding 17,000 square feet to the Company's portfolio. Subsequent to quarter-end, the Company invested an additional $2.3 million in acquiring 20,000 square feet of Phase II of a shopping center the Company currently owns and funding the additional payments at the shopping center acquired in December 1996 mentioned above. Presently, nine additional properties totaling 1.0 million square feet are under contract or letter of intent, however there is no assurance that these transactions will be completed.

Debt to total market capitalization at June 30, 1997 was 28% as compared to 27% at December 31, 1996. Total debt outstanding increased to $430.7 million at quarter end from $389.2 at December 31, 1996. This increase was primarily due to the previously mentioned acquisitions in the first six months of this year and, to a lesser degree, the Company's ongoing redevelopment efforts. These capital needs were financed under the Company's revolving credit facility.

During  June,  the  Company  issued $47 million of unsecured Medium Term Notes
("MTNs") with an average life of 9.9 years and an average interest rate of 6.9%. An additional $50 million of MTNs were issued subsequent to quarter end. These MTNs have an average life of 7.6 years and an average interest rate of 6.7%. The proceeds from these transactions were used to pay down balances outstanding under the Company's revolving credit facility.

At quarter end, the Company has protection against interest rate increases through fixed-rate loans and interest rate swap agreements on $353.2 million of the total debt outstanding at June 30, 1997. The issuance of the MTNs subsequent to quarter end will increase the amount protected against interest rate fluctuations by an additional $50 million.

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

Funds from operations increased to $22.0 million for the second quarter of 1997, as compared to $20.1 million for the same period of 1996. For the six months ended June 30, 1997, funds from operations totaled $44.0 million, up
$3.7 million from the same period of the prior year. This increase relates primarily to the impact of the Company's acquisitions and, to a lesser degree, new development and activity at its existing properties.

RESULTS  OF  OPERATIONS
QUARTER  ENDED  JUNE  30,  1997

Net income was $12.8 million, or $.48 per share, for the second quarter of 1997, down from $12.9 million, or $.48 per share, for the same quarter of 1996. Net income for 1996 included a $.9 million non-recurring gain while net income for 1997 included $.1 million of such gain. The increase in net income from 1996 to 1997, after adjusting for the above-mentioned gains, is due primarily to the Company's acquisitions and new developments during the past twelve months, as well as the improved performance of the existing portfolio.

Rental revenues were $41.6 million for the second quarter of 1997, as compared to $35.8 million for the second quarter of 1996, representing an increase of 16.1%. This increase relates primarily to acquisitions and, to a lesser degree, new development and activity at the Company's existing retail properties.

Interest expense, net of amounts capitalized, increased by $1.9 million from $5.3 million in 1996 to $7.2 million in 1997. This increase was due mainly to the increase in the average debt outstanding between periods, from $313.7 million for 1996 to $411.1 million for 1997, partially offset by a slight decrease in the average interest rate between periods, from 7.24% in 1996 to 7.19% in 1997. The increase in debt outstanding is primarily a result of expenditures for acquisitions and new development.

The gain on sales of property of $.9 million in 1996 is due primarily to the receipt of insurance proceeds from a fire which destroyed a part of a shopping center and the sale of a property. No significant gain was recognized during the second quarter of 1997.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of the Company's acquisition and new development programs.

SIX  MONTHS  ENDED  JUNE  30,  1997

Net income was $25.5 million or $.96 per share, unchanged from the prior year. Included in net income for 1996 is $1.4 million, or about $.05 per share, of gains from the sale of property and receipt of proceeds from an insurance claim as well as other non-recurring income items recognized in the first six months of the year compared to $.1 million of non-recurring gain in 1997.

Rental revenues increased 15.6% to $81.9 million, compared with $70.8 million for the same period of the prior year. This increase relates primarily to acquisitions and, to a lesser degree, new development and activity at the Company's existing retail properties.

Interest expense, net of amounts capitalized, increased by $3.8 million from $10.3 million in 1996 to $14.1 million in 1997. Average debt outstanding increased from $303.6 million for 1996 to $400.0 million for 1997. The effect of the increase in average debt outstanding was partially offset by a decrease in the average interest rate between periods, from 7.31% in 1996 to 7.21% in 1997. The increase in debt outstanding is primarily a result of expenditures for acquisitions.

The gain on sales of property of $1.4 million in 1996 is due primarily to the receipt of insurance proceeds from fires which destroyed part of two shopping centers and the sale of a property. No significant gain was recognized during 1997.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of the Company's acquisition and new development programs.

                                    PART II
                               OTHER INFORMATION


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

 (a) Exhibits

     10.1 6.85% Senior Medium-Term Note of the Company, dated 6-19-97, in the amount of $5,000,000.

     10.2 6.88% Senior Medium-Term Note of the Company, dated 6-25-97, in the amount of $25,000,000.

     10.3 7.07% Senior Medium-Term Note of the Company, dated 6-26-97, in the amount of $12,000,000.

     10.4 6.85% Senior Medium-Term Note of the Company, dated 6-27-97, in the amount of $5,000,000.

     11        Statement  of  computation  of  earnings  per  common  share.

     12 Statement of computation of ratios of earnings and funds from operations to fixed charges.

     27        Financial  Data  Schedule  (EDGAR  filing  only).

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



                                     WEINGARTEN  REALTY  INVESTORS
                                     -----------------------------
                                             (Registrant)



                                     BY:  /s/  Stanford  Alexander
                                       -------------------------------
                                          Stanford  Alexander
                                     Chairman/Chief  Executive  Officer
                                      (Principal  Executive  Officer)



                                     BY:  /s/  Stephen  C.  Richter
                                       --------------------------------
                                          Stephen  C.  Richter
                                     Senior  Vice  President/Financial
                                      Administration  and  Treasurer
                                      (Principal  Accounting  Officer)


DATE:          July  25,  1997
               ---------------