Form 10-Q
period 1997-09-30
WEINGARTEN REALTY INVESTORS /TX/
filed 1997-10-20
CIK 828916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-Q
(Mark  One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For the quarterly period ended September 30, 1997
                                              ------------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 13, 1997, there were 26,658,645 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

                                    PART 1
                             FINANCIAL INFORMATION


ITEM  1.          CONSOLIDATED  FINANCIAL  STATEMENTS


                               WEINGARTEN REALTY INVESTORS
                            STATEMENTS OF CONSOLIDATED INCOME
                                       (UNAUDITED)
                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   Three Months Ended    Nine Months Ended
                                                      September 30,        September 30,
                                                     --------------      --------------

                                                     1997     1996      1997      1996
                                                    -------  -------  --------  --------
Revenues:
  Rentals                                           $42,600  $36,508  $124,480  $107,310
  Interest:
    Securities and other . . . . . . . . . . . . .      249      450       800     1,250
    Affiliates . . . . . . . . . . . . . . . . . .      364      414     1,095     1,236
  Equity in earnings of real estate joint ventures
    and partnerships . . . . . . . . . . . . . . .      266      229       769       999
  Other. . . . . . . . . . . . . . . . . . . . . .      521      355     1,372     1,101
                                                    -------  -------  --------  --------

       Total . . . . . . . . . . . . . . . . . . .   44,000   37,956   128,516   111,896
                                                    -------  -------  --------  --------

Expenses:
  Depreciation and amortization. . . . . . . . . .    9,450    8,518    28,191    24,788
  Interest . . . . . . . . . . . . . . . . . . . .    7,588    5,569    21,729    15,890
  Operating. . . . . . . . . . . . . . . . . . . .    6,625    5,749    19,337    16,830
  Ad valorem taxes . . . . . . . . . . . . . . . .    5,618    4,604    16,479    14,184
  General and administrative . . . . . . . . . . .    1,381    1,248     4,013     3,798
                                                    -------  -------  --------  --------

       Total . . . . . . . . . . . . . . . . . . .   30,662   25,688    89,749    75,490
                                                    -------  -------  --------  --------

Income from Operations . . . . . . . . . . . . . .   13,338   12,268    38,767    36,406
Gain on sales of property. . . . . . . . . . . . .    2,839    4,057     2,941     5,454
                                                    -------  -------  --------  --------

Net Income . . . . . . . . . . . . . . . . . . . .  $16,177  $16,325  $ 41,708  $ 41,860
                                                    =======  =======  ========  ========
Net Income Per Common Share. . . . . . . . . . . .  $   .61  $   .61  $   1.57  $   1.57
                                                    =======  =======  ========  ========
Cash Dividends Declared Per Common Share . . . . .  $   .64  $   .62  $   1.92  $   1.86
                                                    =======  =======  ========  ========

Weighted Average Number of Common Shares . . . . .   26,652   26,554    26,631    26,548
                                                    =======  =======  ========  ========







                See notes to consolidated financial statements.


                                       WEINGARTEN REALTY INVESTORS
                                       CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                           September 30,    December 31,
                                                                               1997             1996
                                                                          ---------------  --------------
                                                                                    (unaudited)
ASSETS
Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,031,919   $     970,418
Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . . . .        (254,683)       (233,514)
                                                                          ---------------  --------------
      Property - net . . . . . . . . . . . . . . . . . . . . . . . . . .         777,236         736,904
Investment in Real Estate Joint Ventures and Partnerships. . . . . . . .           6,976           7,282
                                                                          ---------------  --------------

         Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         784,212         744,186

Mortgage Bonds and Notes Receivable from:
      Affiliate (net of deferred gain of $4,487 in 1997 and 1996). . . .          14,895          14,550
      Real Estate Joint Ventures and Partnerships. . . . . . . . . . . .          15,621          15,235
Marketable Debt Securities . . . . . . . . . . . . . . . . . . . . . . .          12,524          13,806
Unamortized Debt and Lease Costs . . . . . . . . . . . . . . . . . . . .          24,168          23,411
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $1,626 in 1997 and $1,236 in 1996) . . . . . . . . . . . .          12,029          13,164
Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . . . . .           2,998             169
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,966           6,576
                                                                          ---------------  --------------

               Total . . . . . . . . . . . . . . . . . . . . . . . . . .  $      871,413   $     831,097
                                                                          ===============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      441,174   $     389,225
Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . . . .          32,653          36,949
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,241           3,925
                                                                          ---------------  --------------

          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         478,068         430,099
                                                                          ---------------  --------------

Shareholders' Equity:
  Preferred Shares of Beneficial Interest - par value, $.03 per share;
         shares authorized: 10,000; shares issued and outstanding: none
  Common Shares of Beneficial Interest - par value, $.03 per share;
         shares authorized: 150,000; shares issued and outstanding:
         26,659 in 1997 and 26,576 in 1996 . . . . . . . . . . . . . . .             800             797
  Capital surplus. . . . . . . . . . . . . . . . . . . . . . . . . . . .         392,545         400,201
                                                                          ---------------  --------------
          Shareholders' equity . . . . . . . . . . . . . . . . . . . . .         393,345         400,998
                                                                          ---------------  --------------

               Total . . . . . . . . . . . . . . . . . . . . . . . . . .  $      871,413   $     831,097
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


                                 WEINGARTEN REALTY INVESTORS
                            STATEMENTS OF CONSOLIDATED CASH FLOWS
                                         (UNAUDITED)
                                    (AMOUNTS IN THOUSANDS)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                             -------------


                                                                           1997       1996
                                                                         ---------  ---------
Cash Flows from Operating Activities:
     Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 41,708   $ 41,860
     Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization. . . . . . . . . . . . . .    28,191     24,788
               Equity in earnings of real estate joint ventures and
                  partnerships. . . . . . . . . . . . . . . . . . . . .      (769)      (999)
               Gain on sales of property. . . . . . . . . . . . . . . .    (2,941)    (5,454)
               Amortization of direct financing leases. . . . . . . . .       513        492
               Changes in accrued rents and accounts receivable . . . .       295        329
               Changes in other assets. . . . . . . . . . . . . . . . .    (5,560)    (5,890)
               Changes in accounts payable and accrued expenses . . . .    (2,823)      (578)
               Other, net . . . . . . . . . . . . . . . . . . . . . . .        54         24
                                                                         ---------  ---------
                    Net cash provided by operating activities . . . . .    58,668     54,572
                                                                         ---------  ---------

Cash Flows from Investing Activities:
     Investment in properties . . . . . . . . . . . . . . . . . . . . .   (69,191)   (51,683)
     Mortgage bonds and notes receivable:
               Advances                                                    (1,388)    (2,021)
               Collections. . . . . . . . . . . . . . . . . . . . . . .     1,462      5,780
     Proceeds from sales and disposition of property. . . . . . . . . .     8,749      7,099
     Real estate joint ventures and partnerships:
               Investments. . . . . . . . . . . . . . . . . . . . . . .       (53)       (44)
               Distributions. . . . . . . . . . . . . . . . . . . . . .       558        928
     Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,845      2,511
                                                                         ---------  ---------
                    Net cash used in investing activities . . . . . . .   (58,018)   (37,430)
                                                                         ---------  ---------

Cash Flows from Financing Activities:
     Proceeds from issuance of:
               Debt . . . . . . . . . . . . . . . . . . . . . . . . . .   102,220     75,678
               Common shares of beneficial interest . . . . . . . . . .     1,582        177
     Principal payments of debt . . . . . . . . . . . . . . . . . . . .   (50,271)   (45,071)
     Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . .   (51,138)   (49,376)
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (214)      (243)
                                                                         ---------  ---------
                    Net cash provided by (used in) financing activities     2,179    (18,835)
                                                                         ---------  ---------

Net increase (decrease) in cash and cash equivalents. . . . . . . . . .     2,829     (1,693)
Cash and cash equivalents at January 1. . . . . . . . . . . . . . . . .       169      3,355
                                                                         ---------  ---------
Cash and cash equivalents at September 30 . . . . . . . . . . . . . . .  $  2,998   $  1,662
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

3.          DEBT

     The  Company's  debt  consists  of  the  following:


                                                      September 30,   December 31,
                                                           1997           1996
                                                      --------------  -------------
Fixed-rate debt payable to 2015 at 6.0% to 10.5% . .  $      362,893  $     266,810
Notes payable under revolving credit agreements. . .          44,840         87,120
Repurchase agreements, due daily and collateralized
by $12.5 million of marketable debt securities . . .          12,436         13,475
Industrial revenue bonds to 2015 at 4.5% to 6.8%
at September 30, 1997. . . . . . . . . . . . . . . .           7,467          7,558
Obligations under capital leases . . . . . . . . . .          12,467         12,467
Other. . . . . . . . . . . . . . . . . . . . . . . .           1,071          1,795
                                                      --------------  -------------
Total. . . . . . . . . . . . . . . . . . . . . . . .  $      441,174  $     389,225
                                                      ==============  =============


At September 30, 1997, the variable interest rate for notes payable under the $200 million revolving credit agreement, including the cost of the related commitment fee, was 6.2% and the variable interest rates under the $20 million revolving credit agreement and the repurchase agreements were 6.8% and 6.6%, respectively.

During the quarter, the Company issued $50 million of unsecured Medium Term Notes ("MTNs") with an average life of 7.6 years at an average interest rate of 6.7%. As of September 30, 1997, the unused portion of the Company's shelf registration, under which MTNs are issued, was $134 million.

     The  Company's  debt  can  be  summarized  as  follows:


                                           September 30,   December 31,
                                                1997           1996
                                           --------------  -------------
As to interest rate:
Fixed-rate debt (including amounts fixed
through interest rate swaps). . . . . . .  $      402,936  $     306,853
Variable-rate debt. . . . . . . . . . . .          38,238         82,372
                                           --------------  -------------

Total                                      $      441,174  $     389,225
                                           ==============  =============
As to collateralization:
Secured debt. . . . . . . . . . . . . . .  $       90,327  $      91,334
Unsecured debt. . . . . . . . . . . . . .         350,847        297,891
                                           --------------  -------------

Total . . . . . . . . . . . . . . . . . .  $      441,174  $     389,225
                                           ==============  =============


4.          PROPERTY

     The  Company's  property  consists  of  the  following:


                                        September 30,   December 31,
                                             1997           1996
                                        --------------  -------------
Land                                    $      196,844  $     183,431
Land under development . . . . . . . .          29,427         33,140
Buildings and improvements . . . . . .         790,999        743,688
Construction in-progress . . . . . . .           7,401          1,897
Property under direct financing leases           7,248          8,262
                                        --------------  -------------

Total                                   $    1,031,919  $     970,418
                                        ==============  =============



5.          CARRYING  CHARGES  CAPITALIZED

During  the  periods  shown,  the following carrying charges were capitalized:


                                   Three Months Ended  Nine Months Ended
                                     September 30,       September 30,
                                     -------------       -------------

                                      1997   1996        1997    1996
                                      -----  -----      -----    -----
Interest . . . . . . . . . . . .     $ 277  $ 252        $ 574  $1,069
Ad valorem taxes   . . . . . . .        6      23           23     253
                                    -----   -----        ----   ------

Total                                $ 283  $ 275        $ 597  $1,322
                                     =====  =====        =====  ======


                                    PART I
                             FINANCIAL INFORMATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations. The statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities
Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions in the markets that could impact demand for the Company's product and changes in financial markets and interest rates impacting the Company's ability to meet its financing needs and obligations.

Weingarten Realty Investors owned and operated 166 anchored shopping centers, 23 industrial properties, two multi-family residential projects and one office building at September 30, 1997. Of the Company's 192 developed properties, 147 are located in Texas (including 93 in Houston and Harris County). The Company's remaining properties are located in Louisiana (11), Arizona (9), Arkansas (5), New Mexico (5), Oklahoma (4), Nevada (4), Kansas (3), Colorado
(1), Missouri (1), Maine (1) and Tennessee (1). The Company has nearly 3,300 leases and 2,500 different tenants. Leases for the Company's properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of the Company's anchor tenants are supermarkets, drugstores and other value oriented retailers which generally sell basic necessity-type items.

Occupancy of the Company's total portfolio at quarter-end was unchanged from the same quarter of the prior year at 92.4% and was down slightly from 93.0% at year-end 1996. During the first nine months of 1997 the Company completed 414 renewals or leases comprising 1.5 million square feet of space. Rental rates increased an average of 9.3% over the rates charged to the prior tenants. Net of capital costs for tenant improvements, the increase averaged 4.9%. Retail sales on a same store basis increased by 1.1% based on sales reported during the last twelve months.

CAPITAL  RESOURCES  AND  LIQUIDITY

The Company anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements, and that cash on hand, borrowings under its existing credit facility, and the use of project financing as well as other debt and equity alternatives will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows increased to $58.7 million for the first nine months of 1997, from $54.6 million for the same period of 1996, primarily due to the acquisition and development of additional income-producing properties during the past year, and to a lesser degree, the performance of the Company's existing portfolio.

The Company's Board of Trust Managers approved an increase in the quarterly dividend per common share from $.62 to $.64, effective the first quarter of 1997. The percentage of funds from operations paid out in cash dividends, or dividend payout ratio, was 75% and 79% for the third quarters of 1997 and 1996, respectively.

The Company added 220,000 square feet representing an investment of $6.7 million through the acquisition of three properties in the third quarter. These acquisitions included two shopping centers totaling 137,000 square feet and one 83,000 square foot industrial building. All of these acquisitions were located in Houston, Texas. Additionally, in connection with the acquisition of a shopping center in December 1996, the Company is obligated to fund additional payments to the seller upon the execution of new leases at the property and satisfaction of other conditions. Additional payments funded during the third quarter of 1997 totaled $3.0 million, adding 10,000 square feet of new building space to the Company's portfolio. Also during the quarter the Company completed construction on a 115,000 square foot office/distribution facility constructed on unimproved land owned by the Company, representing a total investment of $4.0 million. Presently, six additional properties totaling 1.1 million square feet are under contract or letter of intent, however there is no assurance that these transactions will be completed.

Debt to total market capitalization at September 30, 1997 rose slightly to 29% as compared to 27% at December 31, 1996 as the Company used debt to fund the acquisition and new development programs. Total debt outstanding increased to $441.2 million at quarter-end from $389.2 at December 31, 1996. This increase was primarily due to the previously mentioned acquisitions in the first nine months of this year and, to a lesser degree, the Company's ongoing redevelopment efforts. These capital needs were financed under the Company's revolving credit facility.

During  July,  the  Company  issued $50 million of unsecured Medium Term Notes
("MTNs") with an average life of 7.6 years and an average interest rate of 6.7%. The proceeds from these transactions were used to pay down balances outstanding under the Company's revolving credit facility.

At quarter-end, the Company has protection against interest rate increases through fixed-rate loans and interest rate swap agreements on $402.9 million of the total debt outstanding at September 30, 1997.

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

Funds from operations increased to $22.7 million for the third quarter of 1997, as compared to $20.7 million for the same period of 1996, representing an increase of 9.5%. For the nine months ended September 30, 1997, funds from operations totaled $66.6 million, up $5.6 million, or 9.3%, from the same period of the prior year. This increase relates primarily to the impact of the Company's acquisitions and, to a lesser degree, new development and activity at its existing properties.

RESULTS  OF  OPERATIONS
QUARTER  ENDED  SEPTEMBER  30,  1997

Net income was generally unchanged from the prior year at $16.2 million, or $.61 per share. Included in net income for the third quarter of 1997 is a $2.9 million non-recurring gain from the condemnation of a portion of a shopping center while net income for 1996 included a $4.1 million gain on the sale of the Company's interest in an apartment complex. The increase in net income from 1996 to 1997, excluding the above-mentioned gains, was approximately $.04 per share, or 8.7%. This increase is due primarily to the Company's acquisitions and new developments during the past twelve months, as well as the improved performance of the existing portfolio.

Rental revenues were $42.6 million for the third quarter of 1997, as compared to $36.5 million for the third quarter of 1996, representing an increase of 16.7%. This increase relates primarily to acquisitions and, to a lesser degree, new development and activity at the Company's existing properties.

Interest expense, net of amounts capitalized, increased by $2.0 million from $5.6 million in 1996 to $7.6 million in 1997. This increase was due mainly to the increase in the average debt outstanding between periods, from $313.1 million for 1996 to $427.6 million for 1997, partially offset by a slight decrease in the average interest rate between periods, from 7.39% in 1996 to 7.34% in 1997. The increase in debt outstanding is primarily a result of expenditures for acquisitions.

The gain on sales of property of $2.8 million in 1997 is the result of the condemnation of a portion of a shopping center during the quarter. The gain on sales of property of $4.1 million in 1996 is due primarily to the sale of the Company's interest in an apartment complex.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of the Company's acquisition and new development programs.

NINE  MONTHS  ENDED  SEPTEMBER  30,  1997

Net income was $41.7 million or $1.57 per share, unchanged from the prior year. Included in net income for 1996 is $5.5 million, or about $.21 per share, of gains from the disposition of two properties and the receipt of proceeds from an insurance claim, compared to $2.9 million, or about $.11 per share, of non-recurring gain recognized in 1997. The increase in net income of approximately .$10 per share, excluding the above-mentioned gains, is due primarily to the Company's acquisitions and new developments during the past twelve months, as well as the improved performance of the existing portfolio.

Rental revenues increased 16.0% to $124.5 million, compared with $107.3 million for the same period of the prior year. This increase relates primarily to acquisitions and, to a lesser degree, new development and activity at the Company's existing retail properties.

Interest expense, net of amounts capitalized, increased by $5.8 million from $15.9 million in 1996 to $21.7 million in 1997. Average debt outstanding increased from $306.7 million for 1996 to $409.3 million for 1997. The effect of the increase in average debt outstanding was partially offset by a decrease in the average interest rate between periods, from 7.34% in 1996 to 7.25% in 1997. The increase in debt outstanding is primarily a result of expenditures for acquisitions.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of the Company's acquisition and new development programs.

                                    PART II
                               OTHER INFORMATION


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)          Exhibits

        10.1 6.65% Senior Medium-Term Note of the Company, dated 7-11-97, in the amount of $20,000,000.

        10.2 6.64% Senior Medium-Term Note of the Company, dated 7-15-97, in the amount of $20,000,000.

        10.3 6.80% Senior Medium-Term Note of the Company, dated 7-23-97, in the amount of $10,000,000.

        11        Statement  of  computation  of  earnings  per  common  share

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



                                           WEINGARTEN  REALTY  INVESTORS
                                           -----------------------------
                                           (Registrant)



                                           BY:  /s/  Stanford  Alexander
                                             -------------------------------
                                                   Stanford  Alexander
                                          Chairman/Chief  Executive  Officer
                                            (Principal  Executive  Officer)



                                           BY:  /s/  Stephen  C.  Richter
                                             --------------------------------
                                                  Stephen  C.  Richter
                                            Senior  Vice  President/Financial
                                              Administration  and  Treasurer
                                             (Principal  Accounting  Officer)


DATE:          October  20,  1997
               ------------------