Form 10-K
period 1997-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 1998-03-10
CIK 828916

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
(Mark  One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE  ACT  OF  1934  [NO  FEE  REQUIRED]

               FOR THE TRANSITION PERIOD FROM                       TO

                         COMMISSION FILE NUMBER 1-9876

                          WEINGARTEN REALTY INVESTORS
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             TEXAS     74-1464203
     (State or other jurisdiction of incorporation or organization)     (IRS
                                   Employer
                                Identification No.)
                           2600 Citadel Plaza Drive
                                P.O. Box 924133
                         Houston, Texas     77292-4133
            (Address of principal executive offices)     (Zip Code)

                                (713) 866-6000
                        (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act.

         Title of Each Class      Name of each exchange on which registered
         -------------------      -----------------------------------------
    Common Shares of Beneficial Interest,          New York Stock
          $0.03 par value                             Exchange
  Series A Cumulative Redeemable Preferred         New York Stock
      Shares, $0.03 par value                         Exchange

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

     The aggregate market value of the common shares held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on February 25, 1998 was approximately $1,204,961,470. As of February 25, 1998, there were 26,665,814 shares of beneficial interest, $.03 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 8, 1998 are incorporated by reference in Part III.

     Exhibit  Index  beginning  on  Page  35



                                    TABLE OF CONTENTS


ITEM NO                                                                         PAGE NO.
--------                                                                        --------
PART I

           1.  Business                                                                1
           2.  Properties                                                              3
           3.  Legal Proceedings                                                      12
           4.  Submission of Matters to a Vote of Shareholders                        12
               Executive Officers of the Registrant                                   13


PART II

           5.  Market for Registrant's Common Shares of Beneficial
               Interest and Related Shareholder Matters                               14
           6.  Selected Financial Data                                                15
           7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                    16
           8.  Financial Statements and Supplementary Data                            19
           9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                                    34


PART III

          10.  Trust Managers and Executive Officers of the Registrant                35
          11.  Executive Compensation                                                 35
          12.  Security Ownership of Certain Beneficial Owners and
               Management                                                             35
          13.  Certain Relationships and Related Transactions                         35


PART IV

          14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K        35



                                    PART I

ITEM  1.    BUSINESS

     General. Weingarten Realty Investors (the "Company"), an unincorporated trust organized under the Texas Real Estate Investment Trust Act, and its predecessor entity began the ownership and development of shopping centers and other commercial real estate in 1948. The Company is self-advised and self-managed and, as of December 31, 1997, owned or had interests in 194 developed income-producing real estate projects, 169 of which were shopping centers, located in the Houston metropolitan area and in other parts of Texas and in Louisiana, Arizona, Nevada, New Mexico, Oklahoma, Arkansas, Kansas, Colorado, Missouri, Tennessee and Maine. The Company's other commercial real estate projects included 23 industrial projects, one multi-family housing property and one office building, which serves, in part, as the Company's
headquarters.    The  Company's  interests  in  these  projects  aggregated approximately 22.2 million square feet of building area and 85.4 million square feet of land area. The Company also owned interests in 25 parcels of unimproved land under development or held for future development which aggregated approximately 8.1 million square feet.

     The Company currently employs 171 persons and its principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008, and its phone number is (713) 866-6000.

     Reorganizations. In December 1984, the Company engaged in a series of transactions primarily designed to enable it to qualify as a real estate investment trust ("REIT") for federal income tax purposes for the 1985 calendar year and subsequent years. The Company contributed certain assets considered unsuitable for ownership by the Company as a REIT and $3.5 million in cash to WRI Holdings, Inc. ("Holdings"), a Texas corporation and a newly-formed subsidiary of the Company, in exchange for voting and non-voting common stock of Holdings (which was subsequently distributed to the Company's shareholders) and $26.8 million of mortgage bonds. For additional information concerning Holdings, refer to Note 6 of the Notes to Consolidated Financial Statements at page 29.

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

     Location of Properties. Historically, the Company has emphasized investments in properties located primarily in the Houston area. Since 1987, the Company has actively acquired properties outside of Houston. Of the Company's 219 properties which were owned as of December 31, 1997, 93 of its 194 developed properties and 16 of its 25 parcels of unimproved land were located in the Houston metropolitan area. In addition to these properties, the Company owned 54 developed properties and 5 parcels of unimproved land located in other parts of Texas. Because of the Company's investments in the Houston area, as well as in other parts of Texas, the Houston and Texas economies affect, to some degree, the business and operations of the Company.

     In 1997, the economies in Houston and Texas continued to grow, exceeding the national average; the economy of the entire southwestern United States, where the Company has its primary operations, also remained strong relative to the national average. A deterioration in the Houston or Texas economies could adversely affect the Company. However, the Company's centers are generally anchored by grocery and drug stores under long-term leases, and such types of stores, which deal in basic necessity-type items, tend to be less affected by economic change.

     Competition. There are other developers and owner-operators engaged in the development, acquisition and operation of shopping centers and commercial property who compete with the Company in its trade areas. This results in competition for both acquisitions of existing income-producing properties and also for prime development sites. There is also competition for tenants to occupy the space that the Company and its competitors develop, acquire and manage.

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

     Financial  Information.    Certain  additional  financial  information
concerning the Company is included in the Company's Consolidated Financial Statements located on pages 20 through 34 herein.

ITEM  2.    PROPERTIES

     At December 31, 1997, the Company's real estate properties consisted of 219 locations in twelve states. A complete listing of these properties, including the name, location, building area and land area (in square feet), as applicable, is as follows:


                                 SHOPPING CENTERS


                                                       Building
Name and Location                                        Area        Land Area
-----------------------------------------------------  ---------     ----------
HOUSTON AND HARRIS COUNTY, TOTAL. . . . . . . . . . .  7,030,000     28,038,000
Alabama-Shepherd, S. Shepherd at W. Alabama . . . . .     28,000  *      88,000  *
Almeda Road, Almeda at Cleburne . . . . . . . . . . .     34,000        147,000
Bayshore Plaza, Spencer Hwy. at Burke Rd. . . . . . .     36,000        196,000
Bellaire Boulevard, Bellaire at S. Rice . . . . . . .     35,000        137,000
Bellfort, Bellfort at Southbank . . . . . . . . . . .     48,000        167,000
Bellfort Southwest, Bellfort at Gessner . . . . . . .     30,000         89,000
Bellwood, Bellaire at Kirkwood. . . . . . . . . . . .    136,000        655,000
Bingle Square, U.S. Hwy. 290 at Bingle. . . . . . . .     46,000        168,000
Braeswood Square, N. Braeswood at Chimney Rock. . . .    103,000        422,000
Centre at Post Oak, Westheimer at Post Oak Blvd.. . .    184,000        505,000
Copperfield Village, Hwy. 6 at F.M. 529 . . . . . . .    153,000        712,000
Crestview, Bissonnet at Wilcresty . . . . . . . . . .      9,000         35,000
Crosby, F.M. 2100 at Kenning Road (61%) . . . . . . .     36,000  *     124,000  *
Cullen Place, Cullen at Reed. . . . . . . . . . . . .      7,000         30,000
Cullen Plaza, Cullen at Wilmington. . . . . . . . . .     81,000        318,000
Cypress Pointe, F.M. 1960 at Cypress Station. . . . .    191,000        737,000
Cypress Village, Louetta and Grant Road . . . . . . .     19,000         98,000
Del Sol Market Place, Telephone at Monroe . . . . . .     26,000         87,000
Eastpark, Mesa Rd. at Tidwell . . . . . . . . . . . .    140,000        665,000
Edgebrook, Edgebrook at Gulf Fwy. . . . . . . . . . .     78,000        360,000
Fiesta Village, Quitman at Fulton . . . . . . . . . .     30,000         80,000
Fondren Southwest Village, Fondren at W. Bellfort . .    225,000      1,014,000
Fondren/West Airport, Fondren at W. Airport . . . . .     62,000        223,000
45/York Plaza, I-45 at W. Little York . . . . . . . .    210,000        840,000
Glenbrook Square, Telephone Road. . . . . . . . . . .     71,000        320,000
Griggs Road, Griggs at Cullen . . . . . . . . . . . .     85,000        422,000
Harrisburg Plaza, Harrisburg at Wayside . . . . . . .     95,000        334,000
Heights Plaza, 20th St. at Yale . . . . . . . . . . .     72,000        228,000
Humblewood Shopping Plaza, Eastex Fwy. at F.M. 1960 .    180,000        784,000
I-45/Telephone Rd. Center, I-45 at Maxwell Street . .    126,000        819,000
Inwood Village, W. Little York at N. Houston-Rosslyn.     68,000        305,000
Jacinto City, Market at Baca. . . . . . . . . . . . .     24,000  *      67,000  *
Kingwood, Kingwood Dr. at Chesnut Ridge . . . . . . .    155,000        648,000
Landmark, Gessner at Harwin . . . . . . . . . . . . .     56,000        228,000
Lawndale, Lawndale at 75th St.. . . . . . . . . . . .     53,000        177,000
Little York Plaza, Little York at E. Hardy. . . . . .    115,000        486,000
Long Point, Long Point at Wirt (77%). . . . . . . . .     58,000  *     257,000  *
Lyons Avenue, Lyons at Shotwell . . . . . . . . . . .     63,000        179,000
Market at Westchase, Westheimer at Wilcrest . . . . .     84,000        333,000
Miracle Corners, S. Shaver at Southmore . . . . . . .     87,000        386,000
Northbrook, Northwest Fwy. at W. 34th . . . . . . . .    204,000        656,000
North Main Square, Pecore at N. Main. . . . . . . . .     18,000         64,000


     Table  continued  on  next  page



                                                                Building
Name and Location                                                 Area        Land Area
--------------------------------------------------------------  ---------     ----------
North Oaks, F.M. 1960 at Veterans Memorial . . . . . . . . . .    322,000      1,246,000
North Triangle, I-45 at F.M. 1960. . . . . . . . . . . . . . .     16,000        113,000
Northway, Northwest Fwy. at 34th . . . . . . . . . . . . . . .    212,000        793,000
Northwest Crossing, N.W. Fwy. at Hollister (75%) . . . . . . .    135,000  *     671,000  *
Northwest Park Plaza, F.M. 149 at Champions Forest . . . . . .     32,000        268,000
Oak Forest, W. 43rd at Oak Forest. . . . . . . . . . . . . . .    124,000        541,000
Orchard Green, Gulfton at Renwick. . . . . . . . . . . . . . .     64,000        257,000
Randall's/Cypress Station, F.M. 1960 at I-45 . . . . . . . . .    141,000        618,000
Randall's/El Dorado, El Dorado at Hwy. 3 . . . . . . . . . . .    119,000        429,000
Randall's/Kings Crossing, Kingwood Dr. at Lake Houston Pkwy. .    128,000        624,000
Randall's/Norchester, Grant at Jones . . . . . . . . . . . . .    109,000        475,000
Richmond Square, Richmond Ave. at W. Loop 610. . . . . . . . .     33,000        136,000
River Oaks, East, W. Gray at Woodhead. . . . . . . . . . . . .     65,000        206,000
River Oaks, West, W. Gray at S. Shepherd . . . . . . . . . . .    235,000        609,000
Sheldon Forest, North, I-10 at Sheldon . . . . . . . . . . . .     22,000        131,000
Sheldon Forest, South, I-10 at Sheldon . . . . . . . . . . . .     38,000  *     164,000  *
Shops at Three Corners, S. Main at Old Spanish Trail (70%) . .    183,000  *     803,000  *
Southgate, W. Fuqua at Hiram Clark . . . . . . . . . . . . . .    115,000        533,000
Spring Plaza, Hammerly at Campbell . . . . . . . . . . . . . .     56,000        202,000
Steeplechase, Jones Rd. at F.M. 1960 . . . . . . . . . . . . .    193,000        849,000
Stella Link, North, Stella Link at S. Braeswood (77%). . . . .     40,000  *     156,000  *
Stella Link, South, Stella Link at S. Braeswood. . . . . . . .     15,000         56,000
Studemont, Studewood at E. 14th St . . . . . . . . . . . . . .     28,000         91,000
Ten Blalock Square, I-10 at Blalock. . . . . . . . . . . . . .     97,000        321,000
10/Federal, I-10 at Federal. . . . . . . . . . . . . . . . . .    132,000        474,000
University Plaza, Bay Area At Space Center . . . . . . . . . .     96,000        424,000
The Village Arcade, University at Kirby. . . . . . . . . . . .    192,000        414,000
West  Junction, Hwy. 6 at Kieth Harrow Dr. . . . . . . . . . .     67,000        264,000
Westbury Triangle, Chimney Rock at W. Bellfort . . . . . . . .     67,000        257,000
Westchase, Westheimer at Wilcrest. . . . . . . . . . . . . . .    236,000        766,000
Westhill Village, Westheimer at Hillcroft. . . . . . . . . . .    131,000        480,000
Wilcrest Southwest, Wilcrest at Southwest Fwy. . . . . . . . .     26,000         77,000

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL. . . . . . . . .  5,061,000     22,038,000
Coronado, S.W. 34th St. at Wimberly Dr., Amarillo. . . . . . .     49,000        201,000
Grand Plaza, Interstate Hwy 40 at Grand Ave., Amarillo . . . .    157,000        637,000
Puckett Plaza, Bell Road, Amarillo . . . . . . . . . . . . . .    133,000        621,000
Spanish Crossroads, Bell St. at Atkinson St., Amarillo . . . .     72,000        275,000
Wolflin Village, Wolflin Ave. at Georgia St., Amarillo . . . .    191,000        513,000
Southridge Plaza, William Cannon Dr. at S. 1st St., Austin . .    143,000        565,000
Baywood, State Hwy. 60 at Baywood Dr., Bay City. . . . . . . .     40,000        169,000
Calder, Calder at 24th St., Beaumont . . . . . . . . . . . . .     34,000        129,000
North Park Plaza, Eastex Fwy. at Dowlen, Beaumont. . . . . . .     70,000  *     318,000  *
Phelan West, Phelan at 23rd St., Beaumont (67%). . . . . . . .     16,000  *      59,000  *
Southgate, Calder Ave. at 6th St., Beaumont. . . . . . . . . .     34,000        118,000
Westmont, Dowlen at Phelan, Beaumont . . . . . . . . . . . . .     95,000        507,000
Bryan Village, Texas at Pease, Bryan . . . . . . . . . . . . .     29,000         98,000
Parkway Square, Southwest Pkwy at Texas Ave., College Station.    158,000        685,000


                                                  Table continued on next page



                                                                      Building
Name and Location                                                       Area        Land Area
--------------------------------------------------------------------  ---------     ---------
Montgomery Plaza, Loop 336 West, Conroe. . . . . . . . . . . . . . .    233,000       911,000
River Pointe, I-45 at Loop 336, Conroe . . . . . . . . . . . . . . .     42,000       329,000
Portairs, Ayers St. at Horne Rd., Corpus Christi . . . . . . . . . .    121,000       416,000
Dickinson, I-45 at F.M. 517, Dickinson (72%) . . . . . . . . . . . .     55,000  *    225,000  *
Coronado Hills, Mesa at Balboa, El Paso. . . . . . . . . . . . . . .    128,000       575,000
Southcliff, I-20 and Grandbury Rd., Ft. Worth. . . . . . . . . . . .    116,000  *    568,000  *
Broadway, Broadway at 59th St., Galveston (77%). . . . . . . . . . .     58,000  *    167,000  *
Food King Place, 25th St. at Avenue P, Galveston . . . . . . . . . .     28,000        78,000
Galveston Place, Central City Blvd. at 61st St., Galveston . . . . .    123,000       527,000
Cedar Bayou, Bayou Rd., La Marque. . . . . . . . . . . . . . . . . .     15,000        51,000
Corum South, Gulf Fwy., League City. . . . . . . . . . . . . . . . .    112,000       680,000
Caprock Center, 50th at Boston Ave., Lubbock . . . . . . . . . . . .    375,000     1,255,000
Town & Country, 4th St. at University, Lubbock . . . . . . . . . . .    134,000       339,000
Angelina Village, Hwy. 59 at Loop 287, Lufkin. . . . . . . . . . . .    229,000     1,835,000
Independence Plaza, Town East Blvd., Mesquite. . . . . . . . . . . .    179,000       787,000
McKinney Centre, NEC of US Hwy 380  & U.S Hwy 75, McKinney . . . . .     13,000        69,000
University Park Plaza, University Dr. at E. Austin St., Nacogdoches.     78,000       283,000
Mid-County, Twin Cities Hwy. at Nederland Ave., Nederland. . . . . .    107,000       611,000
Gillham Circle, Gillham Circle at Thomas, Port Arthur. . . . . . . .     33,000        94,000
Village, 9th Ave. at 25th St., Port Arthur (77%) . . . . . . . . . .     39,000  *    185,000  *
Porterwood, Eastex Fwy. at F.M. 1314, Porter . . . . . . . . . . . .     99,000       487,000
Plaza, Ave. H at U.S. Hwy. 90A, Rosenberg. . . . . . . . . . . . . .     41,000  *    135,000  *
Rose-Rich, U.S. Hwy. 90A at Lane Dr., Rosenberg. . . . . . . . . . .    104,000       386,000
Bandera Village, Bandera at Hillcrest, San Antonio . . . . . . . . .     57,000       607,000
Oak Park Village, Nacogdoches at New Braunfels, San Antonio. . . . .     65,000       221,000
Parliament Square, W. Ave. at Blanco, San Antonio. . . . . . . . . .     65,000       260,000
San Pedro Court, San Pedro at Hwy. 281N., San Antonio. . . . . . . .      2,000        18,000
Valley View, West Ave. at Blanco Rd., San Antonio. . . . . . . . . .     89,000       341,000
Market at Town Center, Town Center Blvd., Sugar Land . . . . . . . .    392,000     1,732,000
Williams Trace, Hwy. 6 at Williams Trace, Sugar Land . . . . . . . .    263,000     1,187,000
New Boston Road, New Boston at Summerhill, Texarkana . . . . . . . .     90,000       335,000
Island Market Place, 6th St. at 9th Ave., Texas City . . . . . . . .     27,000        90,000
Mainland, Hwy. 1765 at Hwy. 3, Texas City. . . . . . . . . . . . . .     69,000       279,000
Palmer Plaza, F.M. 1764 at 34th St., Texas City. . . . . . . . . . .     97,000       367,000
Broadway, S. Broadway at W. 9th St., Tyler (77%) . . . . . . . . . .     46,000  *    197,000  *
Crossroads, I-10 at N. Main, Vidor . . . . . . . . . . . . . . . . .    116,000       516,000

LOUISIANA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .  1,337,000     5,504,000
Park Terrace, U.S. Hwy. 171 at Parish, DeRidder. . . . . . . . . . .    137,000       520,000
Town & Country Plaza, U.S. Hwy. 190 West, Hammond. . . . . . . . . .    215,000       915,000
Westwood Village, W. Congress at Bertrand, Lafayette . . . . . . . .    141,000       942,000
East Town, 3rd Ave. at 1st St., Lake Charles . . . . . . . . . . . .     33,000  *    117,000  *
14/Park Plaza, Hwy. 14 at General Doolittle, Lake Charles. . . . . .    207,000       654,000
Kmart Plaza, Ryan St., Lake Charles. . . . . . . . . . . . . . . . .    105,000  *    406,000  *
Southgate, Ryan at Eddy, Lake Charles. . . . . . . . . . . . . . . .    171,000       628,000
Danville Plaza, Louisville at 19th, Monroe . . . . . . . . . . . . .    143,000       539,000
Orleans Station, Paris, Robert E. Lee & Chatham, New Orleans . . . .      5,000        31,000
Southgate, 70th at Mansfield, Shreveport . . . . . . . . . . . . . .     73,000       359,000
Westwood, Jewella at Greenwood, Shreveport.. . . . . . . . . . . . .    107,000       393,000


                                                 Table continued on next page



                                                                     Building
Name and Location                                                      Area        Land Area
-------------------------------------------------------------------  ---------     ---------
ARIZONA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .  1,026,000     4,545,000
University Plaza, Plaza Way at Milton Rd., Flagstaff. . . . . . . .    166,000       918,000
Camelback Village Square, Camelback at 7th Avenue, Phoenix. . . . .    135,000       543,000
Squaw Peak Plaza, 16th Street at Glendale Ave., Phoenix . . . . . .     61,000       220,000
Fountain Plaza, 77th St. at McDowell, Scottsdale. . . . . . . . . .    112,000       460,000
Rancho Encanto, 35th Avenue and Greenway Rd., Phoenix . . . . . . .     71,000       259,000
Broadway Marketplace, Broadway at Rural, Tempe. . . . . . . . . . .     86,000       347,000
Fry's Valley Plaza, S. McClintock at E. Southern, Tempe . . . . . .    145,000       570,000
Pueblo Anozira, McClintock Dr. at Guadalupe Rd., Tempe. . . . . . .    152,000       769,000
Desert Square Shopping Center, Golf Links at Kolb, Tucson . . . . .     98,000       459,000

NEVADA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . .    730,000     2,722,000
Mission Center, Flamingo Rd. at Maryland Pkwy, Las Vegas. . . . . .     71,000       254,000
Paradise Marketplace, Flamingo Rd. at Sandhill, Las Vegas . . . . .    149,000       536,000
Rainbow Plaza, Rainbow Blvd. at Charleston Blvd., Las Vegas . . . .    280,000     1,063,000
Rancho Towne & Country, Rancho Dr. at Charleston Blvd., Las Vegas .     87,000       350,000
Tropicana Marketplace, Tropicana at Jones Blvd., Las Vegas. . . . .    143,000       519,000

NEW MEXICO, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . .    700,000     3,177,000
Eastdale, Candelaria Rd. at Eubank Blvd., Albuquerque . . . . . . .    111,000       601,000
North Towne Plaza, Academy Rd. @ Wyoming Blvd., Albuquerque . . . .    103,000       607,000
Valle del Sol, Isleta Blvd. at Rio Bravo, Albuquerque . . . . . . .    106,000       475,000
Wyoming Mall, Academy Rd. at Northeastern, Albuquerque. . . . . . .    323,000     1,309,000
DeVargas, N. Guadalupe at Paseo de Peralta, Santa Fe (23%). . . . .     57,000  *    185,000  *

OKLAHOMA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .    687,000     3,173,000
Bryant Square, Bryant Ave. at 2nd St., Edmond . . . . . . . . . . .    268,000     1,259,000
Market Boulevard, E. Reno Ave. at N. Douglas Ave., Midwest City . .     36,000       142,000
Town & Country, Reno Ave at North Air Depot, Midwest City . . . . .    137,000       540,000
Windsor Hills Center, Meridian at Windsor Place, Oklahoma City. . .    246,000     1,232,000

ARKANSAS, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .    534,000     2,054,000
Evelyn Hills, College Ave. at Abshier, Fayetteville . . . . . . . .    154,000       750,000
Broadway Plaza, Broadway at W. Roosevelt, Little Rock . . . . . . .     43,000       148,000
Geyer Springs, Geyer Springs at Baseline, Little Rock . . . . . . .    153,000       415,000
Markham Square, W. Markham at John Barrow, Little Rock. . . . . . .    134,000       535,000
Westgate, Cantrell at Bryant, Little Rock . . . . . . . . . . . . .     50,000       206,000

KANSAS, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . .    466,000     2,231,000
West State Plaza, State Ave. at 78th St., Kansas City . . . . . . .     94,000       401,000
Westbrooke Village, Quivira Road at 75th St., Shawnee . . . . . . .    237,000     1,269,000
Shawnee Village, Shawnee Mission Pkwy. at Quivera Rd., Shawnee. . .    135,000       561,000

COLORADO, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .    211,000       867,000
Carefree, Academy Blvd. at N. Carefree Circle, Colorado Springs . .    127,000       460,000
Academy Place, Academy Blvd. at Union Blvd., Colorado Springs . . .     84,000       407,000

MISSOURI, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .    135,000       448,000
PineTree Plaza, U.S. Hwy. 150 at Hwy. 291, Lee's Summit . . . . . .    135,000       448,000



                                                 Table continued on next page



                                                                Building
Name and Location                                                 Area        Land Area
--------------------------------------------------------------  ---------     ---------
MAINE, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . .    124,000       482,000
The Promenade, Essex at Summit, Lewiston . . . . . . . . . . .    124,000  *    482,000

TENNESSEE, TOTAL . . . . . . . . . . . . . . . . . . . . . . .     20,000        84,000
Highland Square, Summer at Highland, Memphis . . . . . . . . .     20,000        84,000


                                                                Building
                          INDUSTRIAL                              Area        Land Area
                                                                ---------     ---------

HOUSTON AND HARRIS COUNTY, TOTAL. . . . . . . . . . . . . . .   3,723,000     9,061,000
Brookhollow Business Center, Dacoma at Directors Row. . . . .     133,000       405,000
Cannon/So. Loop Business Park, Cannon Street (75%). . . . . .     221,000  *    362,000  *
Central Park North, W. Hardy Rd. at Kendrick Dr.. . . . . . .     155,000       465,000
Central Park Northwest VI, Central Pkwy. at Dacoma. . . . . .     175,000       518,000
Central Park Northwest VII, Central Pkwy. at Dacoma . . . . .     104,000       283,000
Jester Plaza, West T.C. Jester. . . . . . . . . . . . . . . .     101,000       244,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr.. . . . .     320,000       778,000
Lathrop Warehouse, Lathrop St. at Larimer St. . . . . . . . .     252,000       436,000
Little York Mini-Storage, West Little York. . . . . . . . . .      32,000  *    124,000  *
Navigation Business Park, Navigation At N. York . . . . . . .     238,000       555,000
Northway Park II, Loop 610 East at Homestead. . . . . . . . .     303,000       745,000
Park Southwest, Stancliff at Brooklet . . . . . . . . . . . .      52,000       159,000
Railwood Industrial Park, Mesa at U.S. 90 . . . . . . . . . .     805,000     2,070,000
South Loop Business Park, S. Loop at Long Dr. . . . . . . . .      46,000  *    103,000  *
Southwest Park II, Rockley Road . . . . . . . . . . . . . . .      68,000       216,000
Stonecrest Business Center, Wilcrest at Fallstone . . . . . .     111,000       308,000
West-10 Business Center, Wirt Rd. at I-10 . . . . . . . . . .     141,000       330,000
West-10 Business Center II, Wirt Rd. at I-10. . . . . . . . .      83,000       150,000
West Loop Commerce Center, W. Loop N. at I-10 . . . . . . . .      34,000        91,000
610 and 11th St. Warehouse, Loop 610 at 11th St.. . . . . . .     349,000       719,000

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL . . . . . . . .     260,000       751,000
Corporate Center I & II, Putnam Dr. at Research Blvd., Austin     117,000       326,000
River Pointe Mini-Storage, I-45 at Hwy. 336, Conroe . . . . .      32,000  *     97,000  *
Nasa One Business Center, Nasa Road One at Hwy. 3, Webster. .     111,000       328,000

MULTI-FAMILY RESIDENTIAL

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL . . . . . . . .      37,000        95,000
Summer Place Apartments, Hillcrest at Quill Dr., San Antonio.      37,000  *     95,000  *

OFFICE BUILDING

HOUSTON & HARRIS COUNTY, TOTAL. . . . . . . . . . . . . . . .     121,000       171,000
Citadel Plaza, N. Loop 610 at Citadel Plaza Dr. . . . . . . .     121,000       171,000




                                                 Table continued on next page



                                                        Building
Name and Location                                         Area    Land Area
------------------------------------------------------  --------  ---------
UNIMPROVED LAND

HOUSTON & HARRIS COUNTY, TOTAL . . . . . . . . . . . . . . . . .  4,970,000
Bissonnet at Wilcrest. . . . . . . . . . . . . . . . . . . . . .    773,000
Citadel Plaza at 610 N. Loop . . . . . . . . . . . . . . . . . .    137,000
East Orem. . . . . . . . . . . . . . . . . . . . . . . . . . . .    122,000
Kirkwood at Dashwood Dr. . . . . . . . . . . . . . . . . . . . .    322,000
Lockwood at Navigation . . . . . . . . . . . . . . . . . . . . .    163,000
Louetta at Grant Rd. . . . . . . . . . . . . . . . . . . . . . .     37,000
Mesa Rd. at Tidwell. . . . . . . . . . . . . . . . . . . . . . .    901,000
Mesa Rd. at Spikewood. . . . . . . . . . . . . . . . . . . . . .  1,374,000
Mowery at Cullen . . . . . . . . . . . . . . . . . . . . . . . .    118,000
Northwest Fwy. at Gessner. . . . . . . . . . . . . . . . . . . .    484,000
Redman at W. Denham. . . . . . . . . . . . . . . . . . . . . . .     17,000
Renwick at Gulfton . . . . . . . . . . . . . . . . . . . . . . .     17,000
Sheldon at I-10. . . . . . . . . . . . . . . . . . . . . . . . .     19,000
W. Little York at I-45 . . . . . . . . . . . . . . . . . . . . .    322,000
W. Little York at N. Houston-Rosslyn.. . . . . . . . . . . . . .     19,000
W. Loop N. at I-10 . . . . . . . . . . . . . . . . . . . . . . .    145,000

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL. . . . . . . . . .  1,200,000
US Hwy 380 (University Drive) and US Hwy 75, McKinney. . . . . .    265,000
River Pointe Dr. at I-45, Conroe . . . . . . . . . . . . . . . .    186,000
Hillcrest, Sunshine at Quill, San Antonio. . . . . . . . . . . .    171,000
Hwy. 3 at Hwy. 1765, Texas City. . . . . . . . . . . . . . . . .    184,000
Hwy 377 and Bursey Road, Watauga . . . . . . . . . . . . . . . .    394,000

LOUISIANA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . .  1,284,000
U.S. Hwy. 171 at Parish, DeRidder. . . . . . . . . . . . . . . .    462,000
Woodland Hwy., Plaquemines Parish (5%) . . . . . . . . . . . . .    822,000  *

ARIZONA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . .    157,000
75th Avenue ar W Bell Rd, Glendale . . . . . . . . . . . . . . .    157,000

ILLINOIS, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . .    503,000
S.B.I. Rt. 159 at Matilda Rd., Fairview Heights (99%). . . . . .    503,000  *





                                                 Table continued on next page



                                            Building
                                              Area     Land Area
                                           ----------  ----------
ALL PROPERTIES-BY LOCATION

GRAND TOTAL . . . . . . . . . . . . . . .  22,202,000  93,555,000
Houston & Harris County . . . . . . . . .  10,874,000  42,240,000
Texas (excluding Houston & Harris County)   5,358,000  24,084,000
Louisiana . . . . . . . . . . . . . . . .   1,337,000   6,788,000
Arizona . . . . . . . . . . . . . . . . .   1,026,000   4,702,000
Nevada. . . . . . . . . . . . . . . . . .     730,000   2,722,000
New Mexico. . . . . . . . . . . . . . . .     700,000   3,177,000
Oklahoma. . . . . . . . . . . . . . . . .     687,000   3,173,000
Arkansas. . . . . . . . . . . . . . . . .     534,000   2,054,000
Kansas. . . . . . . . . . . . . . . . . .     466,000   2,231,000
Colorado. . . . . . . . . . . . . . . . .     211,000     867,000
Missouri. . . . . . . . . . . . . . . . .     135,000     448,000
Maine . . . . . . . . . . . . . . . . . .     124,000     482,000
Tennessee . . . . . . . . . . . . . . . .      20,000      84,000
Illinois. . . . . . . . . . . . . . . . .                 503,000


ALL PROPERTIES-BY CLASSIFICATION

GRAND TOTAL . . . . . . . . . . . . . . .  22,202,000  93,555,000
Shopping Centers. . . . . . . . . . . . .  18,061,000  75,363,000
Industrial  . . . . . . . . . . . . . . .   3,983,000   9,812,000
Office Building . . . . . . . . . . . . .     121,000     171,000
Multi-Family Residential. . . . . . . . .      37,000      95,000
Unimproved Land . . . . . . . . . . . . .               8,114,000




Note: Total square footage includes 6,700,000 square feet of land leased and 170,000 square feet of building leased from others.

      *     Denotes  partial ownership.  The Company's interest  is 50% except
            where noted.   The square  feet  figures represent  the  Company's
            proportionate ownership  of  the  entire  property.

     General. In 1997, no single property accounted for more than 3.9% of the Company's total assets or 3.4% of gross revenues. Four properties, in the aggregate, represented approximately 11.4% of the Company's gross revenues for the year ended December 31, 1997; otherwise, none of the remaining properties accounted for more than 2.0% of the Company's gross revenues during the same period. The occupancy rate for all of the Company's improved properties as of December 31, 1997 was 92.0%.

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

     Shopping Centers. As of December 31, 1997, the Company owned, either directly or through its interests in joint ventures, 169 shopping centers with approximately 18.1 million square feet of building area. The shopping centers were located predominantly in Texas with other locations in Louisiana, Oklahoma, Arkansas, Arizona, New Mexico, Maine, Tennessee, Nevada, Kansas, Missouri and Colorado.

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

     The Company has approximately 3,300 separate leases with 2,500 different tenants in its portfolio, including national and regional supermarket chains, other nationally or regionally known stores (including drug stores, discount department stores, junior department stores and catalog stores) and a great variety of other regional and local retailers. The large number of locations offered by the Company and the types of traditional anchor tenants help
attract  prospective  new  tenants.    Some  of  the  national  and  regional
supermarket chains which are tenants in the Company's centers include Albertson's, Fiesta, Smith's, Fleming Foods, H.E.B., Kroger Company, Randall's Food Markets, Fry's Food Stores and Super Value Holdings. In addition to these supermarket chains, the Company's nationally and regionally known retail store tenants include Eckerd, Walgreen and Osco drugstores; Kmart discount stores; Bealls, Palais Royal and Weiner's junior department stores; Marshall's, Office Depot, 50-Off, Office Max, Babies 'R' Us, Ross and T.J. Maxx off-price specialty stores; Luby's, Piccadilly and Furr's cafeterias; Academy sporting goods; Service Merchandise catalog stores; FAO Schwarz toy store; Cost Plus Imports; Linens 'N Things; Barnes & Noble bookstore; Home Depot; and the following restaurant chains: Arby's, Burger King, Champ's, Church's Fried Chicken, Dairy Queen, Domino's, Jack-in-the-Box, CiCi Pizza, Long John Silver's, McDonald's, Olive Garden, Outback Steakhouse, Pizza Hut, Shoney's, Steak & Ale, Taco Bell and Whataburger. The Company also leases space in 3,000 to 10,000 square foot areas to national chains such as the Limited Store, The Gap, One Price Stores, Tempo, Eddie Bauer and Radio Shack.

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

     Most of the Company's leases provide for the monthly payment in advance of fixed minimum rentals, the tenants' pro rata share of ad valorem taxes, insurance (including fire and extended coverage, rent insurance and liability insurance) and common area maintenance for the center (based on estimates of the costs for such items) and for the payment of additional rentals based on a percentage of the tenants' sales ("percentage rentals"). Utilities are generally paid directly by tenants except where common metering exists with respect to a center, in which case the Company makes the payments for the utilities and is reimbursed by the tenants on a monthly basis. Generally, the Company's leases prohibit the tenant from assigning or subletting its space and require the tenant to use its space for the purpose designated in its lease agreement and to operate its business on a continuous basis. Certain of the lease agreements with major tenants contain modifications of these basic provisions in view of the financial condition, stability or desirability of such tenants. Where a tenant is granted the right to assign its space, the lease agreement generally provides that the original lessee will remain liable for the payment of the lease obligations under such lease agreement.

     During 1997, the Company added approximately 1.6 million square feet to its portfolio of shopping center properties through the acquisition of properties and another .2 million square feet of space through developmentThe Company added two centers in the Arizona market totaling 169,000 square feet and purchased its fourth property in the Kansas City area, a 94,000 square foot shopping center. The Company purchased a 280,000 square foot shopping center anchored by Home Depot in Las Vegas, its fifth property in this city and added an 84,000 square foot center in Colorado Springs, its second center in that market. The Company purchased a 126,000 square foot shopping center in Houston and added an additional 336,000 square feet in other Texas markets. Lastly, the Company purchased its joint venture partner's 85% interest in four shopping centers, adding 478,000 square feet. These centers are located in Mesquite and El Paso, Texas, Albuquerque, New Mexico and Tempe, Arizona.

     Industrial Properties. The Company currently owns a total of 23 industrial projects. All of these projects are located in the greater Houston area, except for a 117,000 square foot office/service center located in Austin, Texas, which was purchased during 1997. Two additional properties totaling 193,000 square feet located in Houston were also purchased during 1997. The industrial portfolio has a total of 4.0 million square feet of building area situated on 9.8 million square feet of land. These figures include the Company's interests in four joint ventures. Major tenants of the Company's industrial properties include Advo (a leading direct mail advertising company), Pepsico's PFS division, Stone Container Corporation and Iron Mountain Records Storage.

     During  1997,  the  Company completed the development of a 110,000 square
foot  build-to-suit  office/distribution    on  a  tract  of  the  Company's
undeveloped land. The Company also began construction on a 162,000 square foot speculative bulk warehouse facility on a tract of undeveloped land located in the Company's Railwood Industrial Park, a master-planned industrial park in northeast Houston.

     Office Building. The Company owns a seven-story, 121,000 square foot masonry office building with a detached, covered, three-level parking garage situated on 171,000 square feet of land fronting on North Loop 610 West in Houston. The building serves as the Company's headquarters. Other than the Company, the major tenant of the building is Nations Bank, which currently occupies 12% of the office space.

     Multi-family Residential Properties. At December 31, 1997, the Company owned, through a joint venture interest, one apartment project located in San Antonio, Texas. The Company's percentage ownership represents approximately 79 units of the project's aggregate 159 units. This project is a garden-type project complemented by landscaping, recreational areas and adequate parking. This project is managed by our joint venture partner, who is an experienced apartment operator. Subsequent to year-end, the Company announced the development of a 260-unit luxury apartment complex on land within a multi-use master-planned project developed by the Company in a suburb north of Houston. An unrelated Houston-based developer will build and lease the property on the Company's behalf. Construction is scheduled for completion in the spring of 1999.

     Unimproved Land. The Company owns, directly or through its interest in a joint venture, 25 parcels of unimproved land aggregating approximately 8.1 million square feet of land area located in Texas, Arizona, Illinois and Louisiana. These properties include approximately 4.0 million square feet of land adjacent to certain of the Company's existing developed properties, which may be used for expansion of these developments, as well as approximately 4.0 million square feet of land, which may be used for new development. Almost all of these unimproved properties are served by roads and utilities and are ready for development. Most of these parcels are suitable for development as shopping centers or industrial projects, and the Company intends to emphasize the development of these parcels for such purpose.

ITEM  3.    LEGAL  PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or to which any of its properties are subject.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SHAREHOLDERS

     None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company as of February 25, 1998. All executive officers of the Company are elected annually by the Board of Trust Managers and serve until the successors are elected and qualified.


Name                      Age              Position
Stanford Alexander         69  Chairman/Chief Executive Officer
Martin Debrovner           61  Vice Chairman
Andrew M. Alexander        41  President
Joseph W. Robertson, Jr.   50  Executive Vice President/
                               Chief Financial Officer
Stephen C. Richter         43  Senior Vice President/Financial
                               Administration and Treasurer


     Mr. S. Alexander is the Company's Chairman and its Chief Executive Officer. He has been employed by the Company since 1955 and has served in his present capacity since January 1, 1993. Prior to becoming Chairman, Mr. Alexander served as President and Chief Executive Officer of the Company since 1962. Mr. Alexander is President, Chief Executive Officer and a Trust Manager of Weingarten Properties Trust and a member of the Houston Regional Advisory Board of Chase Bank of Texas, National Association, Houston, Texas.

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

     Mr. A. Alexander became President of the Company on February 25, 1997. Prior to his present position, Mr. Alexander was Executive Vice President/Asset Management of the Company and President of the Management Company. Prior to such time, Mr. Alexander was Senior Vice President/Asset Management of the Management Company. He also served as Vice President of the Management Company and, prior to the Company's reorganization in December
1984, was Vice President and an employee of the Company since 1978. Mr. Alexander has been primarily involved with leasing operations at both the Company and the Management Company. Mr. Alexander is also a Trust Manager of Weingarten Properties Trust.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS

     The Company's Common Shares are listed and traded on the New York Stock Exchange under the symbol "WRI". The number of holders of record of the Company's Common Shares as of February 25, 1998 was 3,221. The high and low sale prices per share of the Company's Common Shares, as reported on the New York Stock Exchange composite tape, and dividends per share paid for the fiscal quarters indicated were as follows:


               HIGH         LOW       DIVIDENDS
              ------      -------     ---------
1997:
Fourth       $ 45        $ 38 7/8      $ 0.64
Third          44 1/8      39 7/16       0.64
Second         45 5/8      41 3/8        0.64
First          44 3/4      40            0.64

1996:
Fourth       $ 40 3/4    $ 36          $ 0.62
Third.         40 1/2      37 3/8        0.62
Second         38 7/8      34 1/4        0.62
First.         38 7/8      35 5/8        0.62



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

                                          (Amounts in thousands, except per share amounts)
                                                      Years Ended December 31,


                                          1997        1996       1995       1994       1993
Revenues (primarily real estate
  rentals)                             $  174,512   $151,123   $134,197   $120,793   $103,282
                                       -----------  ---------  ---------  ---------  ---------
Expenses:
Depreciation and amortization . . . .      37,976     33,769     30,060     26,842     23,382
Interest. . . . . . . . . . . . . . .      30,009     21,975     16,707     10,694     10,046
Other . . . . . . . . . . . . . . . .      54,888     47,004     42,614     39,235     35,236
Total . . . . . . . . . . . . . . . .     122,873    102,748     89,381     76,771     68,664
                                       -----------  ---------  ---------  ---------  ---------
Income from operations. . . . . . . .      51,639     48,375     44,816     44,022     34,618
Gain (loss) on sales of property and
  securities. . . . . . . . . . . . .       3,327      5,563        (14)      (234)     1,631
Net Income. . . . . . . . . . . . . .  $   54,966   $ 53,938   $ 44,802   $ 43,788   $ 36,249
                                       ===========  =========  =========  =========  =========

Weighted average number of common
  shares outstanding. . . . . . . . .      26,638     26,555     26,464     26,190     24,211

Net income per common share . . . . .  $     2.06   $   2.03   $   1.69   $   1.67   $   1.50
Cash dividends per common share . . .  $     2.56   $   2.48   $   2.40   $   2.28   $   2.16

Property (at cost). . . . . . . . . .  $1,118,758   $970,418   $849,894   $735,134   $634,814
Total assets. . . . . . . . . . . . .  $  946,793   $831,097   $734,824   $682,037   $602,042
Debt. . . . . . . . . . . . . . . . .  $  507,366   $389,225   $289,339   $229,597   $147,652

Other Data:
Funds from Operations (1)
Net income. . . . . . . . . . . . . .  $   54,966   $ 53,938   $ 44,802   $ 43,788   $ 36,249
Depreciation and amortization (2) . .      37,544     33,414     29,813     26,842     23,382
(Gain) loss on sales of property
  and securities                           (3,327)    (5,563)        14        234     (1,631)
Total . . . . . . . . . . . . . . . .  $   89,183   $ 81,789   $ 74,629   $ 70,864   $ 58,000
                                       ===========  =========  =========  =========  =========

Cash Flows from Operations. . . . . .  $   89,902   $ 76,299   $ 72,498   $ 64,305   $ 56,737

(1)   Funds  from operations  does  not  represent cash  flows  from operations  as defined by generally accepted accounting  principles and should not be considered as an alternative to net  income  as  an indicator of the Company's operating performance or to cash flows as a measure  of  liquidity.
(2)   In  accordance with the  NAREIT  definition of funds from operations adopted during  the year ended December 31, 1995, debt cost amortization is not included beginning with that year.

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

Weingarten Realty Investors owned and operated 169 shopping centers, 23 industrial properties, one multi-family residential project and one office building at December 31, 1997. Of the Company's 194 developed properties, 147 are located in Texas (including 93 in Houston and Harris County). The Company's remaining properties are located in Louisiana (11), Arizona (9), Nevada (5), New Mexico (5), Oklahoma (4), Arkansas (5), Kansas (3), Colorado
(2), Missouri (1), Tennessee (1) and Maine (1). The Company has nearly 3,300 leases and 2,500 different tenants. Leases for the Company's properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of the Company's anchor tenants are supermarkets, drugstores and other retailers which generally sell basic necessity-type items.

CAPITAL  RESOURCES  AND  LIQUIDITY

The Company anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements and that cash on hand, borrowings under its existing credit facility, issuance of unsecured debt and the use of project financing, as well as other debt and equity alternatives, will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows increased to $89.9 million for 1997 from $76.3 million for 1996 and $72.5 million for 1995.

Cash dividends increased to $68.2 million in 1997, compared to $65.9 million in 1996 and $63.5 million in 1995. The Company satisfied its REIT requirement of distributing at least 95% of ordinary taxable income for each of the three years ended December 31, 1997, and, accordingly, federal income taxes were not provided in these years. The Company's dividend payout ratio for 1997, 1996 and 1995 approximated 76.4%, 80.5% and 85.1%, respectively, based on funds from operations for the applicable year.

The  Company  continued to expand its portfolio of income-producing properties
in  1997.   This growth resulted primarily from the acquisition of properties, both shopping centers and industrial properties. During the year, the Company purchased eight shopping centers, three industrial projects, and its joint venture partner's interest in four other shopping centers. These acquisitions added 1.9 million square feet to the Company's portfolio at a combined cost of
$111.0  million.    The  Company  expanded  its  presence in many of its newer markets, with purchases in Dallas/Fort Worth, Phoenix, Tucson, Las Vegas, Kansas City and Colorado Springs. The Company completed the development of a
 .1 million square foot build-to-suit office/distribution facility on a tract of the Company's undeveloped land and also substantially completed development of two shopping centers which added less than .1 million square feet. Additionally, the Company has an ongoing program for maintaining and renovating its existing portfolio of properties. Capitalized expenditures for acquisitions, new development and additions to the existing portfolio were, in millions, $152.6, $131.6 and $114.7 during 1997, 1996 and 1995, respectively.
All of the acquisitions and new development during 1997 were initially financed under the Company's revolving credit facility. Capital expenditures in 1998 are expected to equal, if not exceed, the total for 1997.

Total debt outstanding increased to $507.4 million at December 31, 1997 from $389.2 million at December 31, 1996, primarily to fund acquisitions and new development. The Company's ratio of debt to total market capitalization was 30% at December 31, 1997, as compared to 27% at year-end 1996.

During the year, the Company issued an additional $97 million in unsecured Medium Term Notes ("MTNs"). These MTNs were issued with an average life of
8.7 years at an average interest rate of 6.8%, and the proceeds were used to pay down balances outstanding under the Company's revolving credit facilities. The Company also completed several financing transactions subsequent to year-end. First, the Company entered into a forward Treasury lock in January of 1998, whereby the Company locked a ten-year Treasury rate of 5.49% until August of 1998 for a notional amount of $35 million. In February of 1998, the Company issued $75 million of 7.44% cumulative preferred shares with a liquidation preference of $25 per share in an underwritten public offering. The shares are callable at the Company's option any time after March 31, 2003 and have no stated maturity. The proceeds of the offering were used to pay down amounts outstanding under the Company's revolving credit facility and to retire $35 million of 9.11% secured notes payable to an insurance company. The early extinguishment of these notes that were scheduled to mature in August of 2001 will result in an extraordinary loss of $1.2 million in 1998. Continued growth through acquisitions and new development will eventually necessitate the issuance of additional equity securities; however, the Company's current capital structure should allow the issuance of additional debt before this is required. In the interim, the Company will continue to closely monitor both the debt and equity markets and carefully consider its available alternatives, including both public and private placements.

During 1996, the Company's $200 million unsecured revolving credit facility was amended to improve the pricing and, effectively, extend the term of the commitment. In addition, the Company executed an agreement with a bank for an unsecured and uncommitted overnight credit facility totaling $20 million to be used for cash management purposes. The Company will maintain adequate funds available under the $200 million revolving credit facility at all times to cover the outstanding balance under the $20 million facility.

At December 31, 1997, the Company had approximately $91 million of funds available under the revolving credit facilities. In the third quarter of 1996, the Company filed a $250 million shelf registration statement with the Securities and Exchange Commission (which includes $23.5 million from the Company's prior shelf registration), which allows for the issuance of debt, equity securities or warrants. At December 31, 1997, amounts available under the shelf registration totaled $134 million, however this amount was reduced by $75 million due to the issuance of perpetual preferred shares subsequent to year-end. The Company expects to continue to issue debt or equity under its shelf registration and to continually seek and evaluate other sources of capital.

Subsequent to year-end, the Company sold its investment in U.S. government agency guaranteed pass-through certificates for $12.2 million, resulting in a gain of less than $.1 million. The proceeds from the sale were used primarily to retire overnight repurchase agreements which were collateralized by these marketable debt securities.

FUNDS  FROM  OPERATIONS

Funds from operations is an alternate measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization of real estate assets as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The National Association of Real Estate Investment Trusts defines funds from operations as net income plus depreciation and amortization of real estate assets, less gains and losses on sales of properties. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

Funds from operations increased to $89.2 million in 1997, as compared to $81.8 million in 1996 and $74.6 million in 1995. These increases relate primarily to the impact of the Company's acquisitions and new developments and, to a lesser degree, the activity at its existing properties. For further information on changes between years, see "Results of Operations" below.

RESULTS  OF  OPERATIONS

Rental revenues increased 16.3% or $23.7 million from $145.3 million in 1996 to $169.0 million in 1997 and by 15.9% or $19.9 million from $125.4 million in 1995. These increases are primarily the result of the Company's acquisition and new development programs. Occupancy of the Company's shopping centers and total portfolio decreased to 92% at December 31, 1997 from 93% at the end of 1996. The Company's industrial portfolio occupancy decreased from 94% at December 31, 1996 to 93% at the end of 1997. The Company completed 582 renewals or leases comprising 2.0 million square feet of retail space at an average rental rate increase of 8.1%. Net of capital costs for tenant improvements, the increase averaged 3.9%.

Interest income totaled $2.5 million in 1997, $3.1 million in 1996 and $5.3 million in 1995. This decrease in income is primarily the result of the Company selling $31.8 million of its investment in marketable debt securities during the fourth quarter of 1995. The sale resulted in a gain of $.1 million. Interest income recognized on the marketable debt securities sold by the Company subsequent to year-end 1997 totaled $.8 million during 1997.

Equity in earnings of real estate joint ventures and partnerships totaled $1.0 million in 1997, $1.2 million in 1996 and $1.5 million in 1995. The decreases in 1997 and 1996 are due to the sale in the third quarter of 1996 of the Company's 26% interest in an apartment complex accounted for under the equity method. This sale resulted in a gain of $4.2 million. The Company has accounted for its 15% interest in a joint venture, which owned four shopping centers, under the equity method. On December 31, 1997, the Company purchased its joint venture partner's 85% interest and, accordingly, has consolidated the operating results of these four centers since the date of acquisition. Income recognized in 1997 related to this joint venture totaled $.6 million.

Direct costs and expenses of operating the Company's properties (i.e., operating and ad valorem tax expenses) increased to $49.2 million in 1997 from $41.9 million in 1996 and $37.7 million in 1995. These increases are primarily due to property acquired and developed during these periods. Overall, direct operating costs and expenses as a percentage of rental revenues were 30% in 1995 and 29% in 1996 and 1997. Depreciation and amortization have increased to $38.0 million in 1997 from $33.8 million in 1996 and $30.1 million in 1995, also as a result of the properties acquired and developed during these periods.

Gross interest costs, before capitalization of interest to development projects, increased by $7.5 million from $23.3 million in 1996 to $30.8 million in 1997. This increase in interest cost was due mainly to the increase in the average debt outstanding from $314.4 million for 1996 to $422.9 million for 1997. The weighted-average interest rate decreased slightly from 7.36% in 1996 to 7.27% in 1997. Interest expense, net of amounts capitalized, increased $8.0 million from 1996. The amount of interest capitalized decreased to $.8 million in 1997 from $1.3 million in 1996 due to a decrease in the amount of development activity during the year. Included in interest expense during 1997 was $.7 million related to repurchase agreements which were collateralized by the Company's investment in marketable debt securities which were sold subsequent to year-end. Comparing 1996 to 1995, gross interest costs increased from $19.6 million in 1995 to $23.3 million in 1996. This was due to an increase in the average debt outstanding from $261.3 million in 1995 to $314.4 million in 1996. The weighted-average interest rate decreased slightly between the two periods from 7.44% in 1995 to 7.36% in 1996. Interest expense, net of amounts capitalized, increased $5.3 million from 1995 due to the decrease in interest capitalization from $2.9 million in 1995 to $1.3 million in 1996 as a result of the completion in 1996 of two of the Company's significant development projects.

The gain on sale of $3.3 million in 1997 was primarily due to the condemnation of a shopping center by the State of Texas during the third quarter. The Company has leased back the portion of the shopping center purchased by the state, and will continue to operate the center. The gain on sales of property and securities of $5.6 million in 1996 is due primarily to the sale of two properties and the receipt of insurance proceeds from fires which destroyed parts of two shopping centers.

EFFECTS  OF  INFLATION

The rate of inflation was relatively unchanged in 1997. The Company has structured its leases, however, in such a way as to remain largely unaffected should significant inflation occur. Most of the leases contain percentage rent provisions whereby the Company receives rentals based on the tenants' gross sales. Many leases provide for increasing minimum rentals during the terms of the leases through escalation provisions. In addition, many of the Company's leases are for terms of less than ten years, which allows the Company to adjust rentals to changing market conditions when the leases expire. Most of the Company's leases require the tenants to pay their proportionate share of operating expenses and ad valorem taxes. As a result of these lease provisions, increases due to inflation, as well as ad valorem tax rate increases, generally do not have a significant adverse effect upon the Company's operating results.

NEW  ACCOUNTING  PRONOUNCEMENTS

Effective January 1, 1998, the Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires the presentation of total nonowner changes in equity, including items not currently reflected in net income. Also effective January 1, 1998, the Company will adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires that segments of a business be disclosed in interim and annual financial statements. The Company is currently evaluating the effect, if any, these statements will have on the Company's financial presentation.

FORWARD-LOOKING  STATEMENTS

This Annual Report includes certain forward-looking statements reflecting the Company's expectations in the near term; however, many factors which may affect the actual results, especially the everchanging retail environment, are difficult to predict. Accordingly, there is no assurance that the Company's expectations will be realized.

ITEM  8.    FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


INDEPENDENT  AUDITORS'  REPORT

To  the  Board  of  Trust  Managers  and  Shareholders  of
     Weingarten  Realty  Investors:

     We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors (the "Company") as of December 31, 1997 and 1996, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weingarten Realty Investors at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE  &  TOUCHE  LLP

Houston,  Texas
February  20,  1998,  except for Note 13, as to which the date is February 24,
1998


                         STATEMENTS OF CONSOLIDATED INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         Years Ended December 31,
                                                         ------------------------

                                                        1997      1996      1995
                                                      --------  --------  ---------
Revenues:
Rentals                                               $169,041  $145,307  $125,400
Interest (including amounts from related parties of
  $1,434 in 1997, $1,576 in 1996 and $2,304 in
  1995)                                                  2,487     3,148     5,338
Equity in earnings of real estate joint ventures
  and partnerships                                       1,003     1,232     1,549
Other                                                    1,981     1,436     1,910
                                                      --------  --------  ---------

Total                                                  174,512   151,123   134,197
                                                      --------  --------  ---------

Expenses:
Depreciation and amortization                           37,976    33,769    30,060
Interest                                                30,009    21,975    16,707
Operating                                               27,131    23,021    20,890
Ad valorem taxes                                        22,110    18,874    16,776
General and administrative                               5,647     5,109     4,948
                                                      --------  --------  ---------

Total                                                  122,873   102,748    89,381
                                                      --------  --------  ---------

Income from Operations                                  51,639    48,375    44,816
Gain (Loss) on Sales of Property and Securities          3,327     5,563       (14)
                                                      --------  --------  ---------

Net Income                                            $ 54,966  $ 53,938  $ 44,802

Net Income Per Common Share                           $   2.06  $   2.03  $   1.69
                                                      ========  ========  =========

Net Income Per Common Share-
Assuming Dilution                                     $   2.05  $   2.03  $   1.69
                                                      ========  ========  =========







                See Notes to Consolidated Financial Statements.


                                  CONSOLIDATED BALANCE SHEETS
                       (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            December 31,
                                                                            ------------

                                                                          1997         1996
                                                                       -----------  ----------

ASSETS
Property                                                               $1,118,758   $ 970,418
Accumulated Depreciation                                                 (262,551)   (233,514)
                                                                       -----------  ----------
Property - net                                                            856,207     736,904
Investment in Real Estate Joint Ventures and Partnerships                   2,824       7,282
                                                                       -----------  ----------

Total                                                                     859,031     744,186
Mortgage Bonds and Notes Receivable from:
Affiliate (net of deferred gain of $4,487 in 1997 and 1996)                14,752      14,550
Real Estate Joint Ventures and Partnerships                                15,250      15,235
Marketable Debt Securities                                                 12,345      13,806
Unamortized Debt and Lease Costs                                           23,536      23,411
Accrued Rent and Accounts Receivable (net of allowance for doubtful
accounts of $1,000 in 1997 and $1,236 in 1996)                             14,583      13,164
Cash and Cash Equivalents                                                   2,754         169
Other                                                                       4,542       6,576
                                                                       -----------  ----------

Total                                                                  $  946,793   $ 831,097
                                                                       ===========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                                                   $  507,366   $ 389,225
Accounts Payable and Accrued Expenses                                      43,305      36,949
Other                                                                       6,136       3,925
                                                                       -----------  ----------

Total                                                                     556,807     430,099
                                                                       -----------  ----------

Commitments and Contingencies

Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share;
shares authorized: 10,000; shares issued and outstanding:
none
Common Shares of Beneficial Interest - par value, $.03 per share;
shares authorized: 150,000; shares issued and outstanding:
26,660 in 1997 and 26,576 in 1996                                             800         797
Capital Surplus                                                           389,186     400,201
                                                                       -----------  ----------
Shareholders' Equity                                                      389,986     400,998
                                                                       -----------  ----------

Total                                                                  $  946,793   $ 831,097
                                                                       ===========  ==========








                See Notes to Consolidated Financial Statements.



                             STATEMENTS OF CONSOLIDATED CASH FLOWS
                                     (AMOUNTS IN THOUSANDS)


                                                                  Years Ended December 31,
                                                                  ------------------------

                                                                1997        1996        1995
                                                             ----------  ----------  ----------
Cash Flows from Operating Activities:
Net income                                                   $  54,966   $  53,938   $  44,802
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization                                   37,976      33,769      30,060
Equity in earnings of real estate joint ventures and
partnerships                                                    (1,003)     (1,232)     (1,549)
(Gain) loss on sales of property and securities                 (3,327)     (5,563)         14
Amortization of direct financing leases                            659         639         664
Changes in accrued rent and accounts receivable                 (2,462)     (1,836)       (526)
Changes in other assets                                         (6,105)     (7,507)     (7,087)
Changes in accounts payable and accrued expenses                 9,113       4,032       6,187
Other, net                                                          85          59         (67)
                                                             ----------  ----------  ----------
Net cash provided by operating activities                       89,902      76,299      72,498
                                                             ----------  ----------  ----------

Cash Flows from Investing Activities:
Investment in properties                                      (136,632)   (121,379)   (105,438)
Mortgage bonds and notes receivable:
Advances                                                        (1,501)     (3,151)     (6,691)
Collections                                                      2,090       6,188      12,468
Proceeds from sales and disposition of property                 11,741       7,231         444
Proceeds from sales of marketable debt securities                                       31,836
Real estate joint ventures and partnerships:
Investments                                                        (59)        (69)        (66)
Distributions                                                      808       1,032       1,337
Other, net                                                       2,517       3,291       2,672
                                                             ----------  ----------  ----------
Net cash used in investing activities                         (121,036)   (106,857)    (63,438)
                                                             ----------  ----------  ----------

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt                                                           104,526      95,770     144,500
Common shares of beneficial interest                             1,325         231         398
Principal payments of debt                                      (3,644)     (2,350)    (89,406)
Dividends paid                                                 (68,200)    (65,851)    (63,478)
Other, net                                                        (288)       (428)     (1,014)
                                                             ----------  ----------  ----------
Net cash provided by (used in) financing activities             33,719      27,372      (9,000)
                                                             ----------  ----------  ----------

Net increase (decrease) in cash and cash equivalents             2,585      (3,186)         60
Cash and cash equivalents at January 1                             169       3,355       3,295
                                                             ----------  ----------  ----------

Cash and cash equivalents at December 31                     $   2,754   $     169   $   3,355
                                                             ==========  ==========  ==========






                See Notes to Consolidated Financial Statements.


                     STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                       Years Ended December 31, 1997, 1996 and 1995


                                                         Common
                                                        Shares of
                                                       Beneficial    Capital    Retained
                                                        Interest     Surplus    Earnings
                                                       -----------  ---------  ----------
Balance, January 1, 1995                               $       791  $422,602
Net income                                                                     $  44,802
Shares exchanged for property                                    5     6,342
Shares issued under benefit plans                                        679
Unrealized loss on marketable securities transferred
to available for sale                                                   (144)
Cash dividends ($2.40 per share)                                     (18,676)    (44,802)
                                                       -----------  ---------  ----------
Balance, December 31, 1995                                     796   410,803       ----
Net income                                                                        53,938
Shares exchanged for property                                    1       968
Shares issued under benefit plans                                        469
Unrealized loss on marketable securities                                (125)
Cash dividends ($2.48 per share)                                     (11,914)    (53,938)
                                                       -----------  ---------  ----------
Balance, December 31, 1996                                     797   400,201       ----
Net income                                                                        54,966
Shares exchanged for property                                    1       275
Shares issued under benefit plans                                2     1,733
Unrealized gain on marketable securities                                 211
Cash dividends ($2.56 per share)                                     (13,234)    (54,966)
                                                       -----------  ---------  ----------
Balance, December 31, 1997                             $       800  $389,186   $   ----
                                                       ===========  =========  ==========
















                See Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.    SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Business
Weingarten Realty Investors (the "Company"), a Texas real estate investment trust, is engaged in the acquisition, development and management of real estate, primarily anchored neighborhood and community shopping centers. Over 75% of the Company's properties are located in Texas, with the remainder located throughout the southwestern part of the United States. The Company's major tenants include supermarkets, drugstores and other retailers who generally sell basic necessity-type commodities. The Company currently operates and intends to operate in the future as a real estate investment trust ("REIT").

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

Property
Real estate assets are stated at cost less accumulated depreciation, which, in the opinion of management, is not in excess of the individual property's estimated undiscounted future cash flows, including estimated proceeds from disposition. Depreciation is computed using the straight-line method, generally over estimated useful lives of 18-50 years for buildings and 10-20 years for parking lot surfacing and equipment. Major replacements are capitalized and the replaced asset and corresponding accumulated depreciation are removed from the accounts. All other maintenance and repair items are charged to expense as incurred.

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

Per  Share  Data
The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" as of December 31, 1997, and amounts for 1996 and 1995 were restated to conform with such presentation. Net income per common share ("Basic EPS") is computed using net income and the weighted average
shares  outstanding.    Net  income
per common share-assuming dilution ("Diluted EPS") is also computed using net income, however, the weighted average shares outstanding are adjusted for potentially dilutive securities for the periods indicated, as follows (in thousands):



Weighted Average Shares: . . . . .    1997    1996    1995
                                    ------  ------  ------

Basic EPS. . . . . . . . . . . . .  26,638  26,555  26,464
Effect of dilutive securities:
  Employee share options . . . . .     132      43      29
  Convertible partnership interest       1
                                    ------  ------  ------

Diluted EPS. . . . . . . . . . . .  26,771  26,598  26,493
                                    ======  ======  ======


Options to purchase 25,000 and 533,000 shares in 1996 and 1995, respectively, were not included in the calculation of Diluted EPS as the exercise prices were greater than the average market price for the year.

Statements  of  Cash  Flows
The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. The Company issued .1 million, .1 million and .2 million common shares of beneficial interest valued at $.2 million, $1.0 million and $6.3 million in 1997, 1996 and 1995, respectively, in connection with the purchases of property. The Company assumed debt and/or capital lease obligations totaling $17.3 million, $6.6 million and $2.9 million in connection with the purchases of property during 1997, 1996 and 1995, respectively. During 1997, the Company issued a limited partnership interest in exchange for property valued at $1.7 million.

New  Accounting  Pronouncements
Effective January 1, 1998, the Company will adopt SFAS No. 130, "Reporting Comprehensive Income." This statement requires the presentation of total non-owner changes in equity, including items not currently reflected in net income. Also effective January 1, 1998, the Company will adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires that segments of a business be disclosed in interim and annual financial statements. The Company is currently evaluating the effect, if any, these statements will have on the Company's financial presentation.

Reclassifications
Certain reclassifications of prior years' amounts have been made to conform with the current year presentation.

NOTE  2.    DEBT

The  Company's  debt  consists  of  the  following  (in  thousands):

                                                             DECEMBER 31,
                                                             ------------

                                                            1997      1996
                                                          --------  --------
Fixed-rate debt payable to 2015 at 6.0% to 10.5%          $379,749  $266,810
Notes payable under revolving credit agreements. . . . .    94,400    87,120
Obligations under capital leases . . . . . . . . . . . .    12,467    12,467
Repurchase agreements, due daily and collateralized by
  $12.3 million of marketable debt securities               12,176    13,475
Industrial revenue bonds payable to 2015 at 4.7% to 6.8%
  at December 31, 1997                                       7,437     7,558
Other. . . . . . . . . . . . . . . . . . . . . . . . . .     1,137     1,795
                                                          --------  --------

Total. . . . . . . . . . . . . . . . . . . . . . . . . .  $507,366  $389,225
                                                          ========  ========

The Company has an unsecured $200 million revolving credit agreement with a bank syndicate. The agreement expires in November 2000, but the Company has an annual option to request a one-year extension of the agreement. All members of the bank syndicate must agree to the requested extension or the agreement expires on the scheduled date, at which time all loans outstanding under the credit agreement become payable over a two-year period. The Company intends to request an extension of the agreement in 1998 and expects that the bank syndicate will agree to its request. The Company also has an agreement for an unsecured and uncommitted overnight credit facility totaling $20 million with a bank to be used for cash management purposes. The Company will maintain adequate funds available under the $200 million revolving credit facility at all times to cover the outstanding balance under the $20 million facility. The Company also has letters of credit totaling $14.9 million outstanding under the $200 million revolving credit facility at December 31, 1997. The revolving credit agreements are subject to normal banking terms and conditions and do not adversely restrict the Company's operations or liquidity.

At December 31, 1997, the variable interest rate for notes payable under the $200 million revolving credit agreement, including the cost of the related commitment fee, was 6.9% and the variable interest rates under the $20 million revolving credit agreement and the repurchase agreements were 6.9% and 6.7%, respectively. During 1997, the maximum balance and weighted-average balance outstanding under these agreements were $125.7 million and $84.5 million, respectively, at an average interest rate of 6.2%. The Company made cash payments for interest on debt, net of amounts capitalized, of $27.4 million in 1997, $21.3 million in 1996 and $13.9 million in 1995.

Certain debt is collateralized by various direct financing leases or other property and current and future rentals from these leases and properties. At December 31, 1997 and 1996, the carrying value of such property aggregated
$209  million  and  $173  million,  respectively.

The Company has three interest rate swap contracts with an aggregate notional amount of $40 million. Such contracts, which expire through 2004, have been outstanding since their purchase in 1992. The Company intends to hold such contracts through their expiration date and to use them as a means of managing interest rate risk by fixing the interest rate on a portion of the Company's variable-rate debt. The interest rate swaps have an effective interest rate of 8.1%. The difference between the interest received and paid on the interest rate swaps is recognized as interest expense as incurred. The interest rate swaps increased interest expense and decreased net income as follows, in millions: $.9 in 1997 and 1996 and $.8 in 1995. The interest rate swaps increased the average interest rate for the Company's debt by the following amounts: .2% for 1997, .3% for 1996 and .2% for 1995. The Company could be exposed to credit losses in the event of non-performance by the counterparty; however, the likelihood of such non-performance is remote.

The  Company's  debt  can  be  summarized  as  follows  (in  thousands):

                                                               DECEMBER 31,
                                                               ------------

                                                              1997      1996
                                                            --------  --------
As to interest rate:
Fixed-rate debt (including amounts fixed through interest
  rate swaps)                                               $419,792  $306,853
Variable-rate debt . . . . . . . . . . . . . . . . . . . .    87,574    82,372
                                                            --------  --------

Total. . . . . . . . . . . . . . . . . . . . . . . . . . .  $507,366  $389,225
                                                            ========  ========



                             DECEMBER 31,
                             ------------

                            1997      1996
                          --------  --------
As to collateralization:
Secured debt . . . . . .  $107,152  $ 91,334
Unsecured debt . . . . .   400,214   297,891
                          --------  --------

Total. . . . . . . . . .  $507,366  $389,225
                          ========  ========





Scheduled principal payments on the Company's debt (excluding $94.4 million potentially due under the Company's revolving credit agreements in 1998 and 2000 and $12.2 million of repurchase agreements) are due during the following years (in thousands):

 1998. . . . . . .  $  6,135
 1999. . . . . . .     1,861
 2000. . . . . . .    29,430
 2001. . . . . . .    50,061
 2002. . . . . . .    26,695
 2003 through 2007   206,995
 2008 through 2012    71,183
 Thereafter. . . .     8,430



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

During  1997,  the  Company  issued $97 million of unsecured Medium Term Notes
("MTNs") with an average life of 8.7 years at an average interest rate of 6.8%. As of December 31, 1997, the Company had issued a total of $292.5 million of MTNs. In the third quarter of 1996, the Company filed a $250 million shelf registration statement with the Securities and Exchange Commission, which allows for the issuance of debt or equity securities or warrants. At December 31, 1997, the unused portion of the shelf registration totaled $134 million.

NOTE  3.    PROPERTY

The  Company's  property  consists  of  the  following  (in  thousands):

                                            DECEMBER 31,
                                            ------------

                                           1997       1996
                                        ----------  --------
Land . . . . . . . . . . . . . . . . .  $  208,512  $183,431
Land held for development. . . . . . .      31,679    32,228
Land under development . . . . . . . .       5,958       912
Buildings and improvements . . . . . .     863,567   743,688
Construction in-progress . . . . . . .       1,940     1,897
Property under direct financing leases       7,102     8,262
                                        ----------  --------

Total. . . . . . . . . . . . . . . . .  $1,118,758  $970,418
                                        ==========  ========


The  following  carrying  charges  were  capitalized  (in  thousands):

                      DECEMBER 31,
                      ------------

                  1997    1996    1995
                  -----  ------  ------
Interest . . . .  $ 812  $1,285  $2,878
Ad valorem taxes     33     269     486
                  -----  ------  ------

Total. . . . . .  $ 845  $1,554  $3,364
                  =====  ======  ======

In  December 1997, the Company formed a limited partnership to acquire certain
property.    The  Company  controls  the  partnership  and  consolidates  its operations in the accompanying consolidated financial statements. The partnership agreement allows for the outside limited partner to put its interest to the partnership after the second anniversary of the agreement for the $1.7 million value of the original consideration, payable in cash or 39,200 common shares of the Company, at the option of the Company.

NOTE  4.    LEASING  OPERATIONS

The Company's lease terms range from less than one year for smaller tenant spaces to over twenty-five years for larger tenant spaces. In addition to minimum lease payments, most of the leases provide for contingent rentals. Future minimum rental income from non-cancelable operating leases at December 31, 1997, in millions, is: $132.1 in 1998; $117.8 in 1999; $100.4 in 2000;
$86.0 in 2001; $71.5 in 2002 and $516.5 thereafter. The future minimum rental amounts do not include estimates for contingent rentals. Such contingent rentals, in millions, aggregated $36.2 in 1997, $31.2 in 1996 and $26.8 in 1995.

Property  under  Direct  Financing  Leases

Leases that are, in substance, the financing of an asset purchase by the party leasing the property are recorded as property under direct financing leases. The Company, in its capacity as lessor, has removed the leased property from its books and recorded the future lease payments receivable using the following components (in thousands):

                                                 DECEMBER 31,
                                                 ------------

                                                1997      1996
                                              --------  --------
Total minimum lease payments to be received.  $10,478   $13,052
Estimated residual values of leased property    1,951     1,984
Unearned income                                (5,327)   (6,774)
                                              --------  --------

Property under direct financing leases . . .  $ 7,102   $ 8,262
                                              ========  ========


The Company recognized rental revenue from direct financing leases as follows, in millions: $1.7 in 1997 and 1996 and $1.9 in 1995. At December 31, 1997, minimum lease payments to be received in each of the five succeeding years, in millions, are: $1.8 in 1998; $1.6 in 1999; $1.2 in 2000; $1.0 in 2001; $.9
in 2002 and $4.7 thereafter. The future minimum lease payments do not include amounts for contingent rentals. Contingent rental income on properties leased under direct financing leases, in millions, was $.6 in 1997, $.8 in 1996 and $.7 in 1995.

NOTE  5.    LEASE  COMMITMENTS

The Company leases land and a shopping center from the owners and then subleases these properties to other parties. Future minimum rental payments under these operating leases, in millions, are: $1.6 in 1998; $1.5 in 1999,
2000  and  2001;    $1.3  in  2002  and  $19.6  thereafter.

Future minimum rental payments on these leases have not been reduced by future minimum sublease rentals aggregating $15.4 million through 2017 that are due
under  various  non-cancelable  subleases.    Rental  expense  (including
insignificant amounts for contingent rentals) for operating leases aggregated, in millions: $2.0 in 1997 and $1.8 in 1996 and 1995. Sublease rental revenue (excluding amounts for improvements constructed by the Company on the leased land) from these leased properties was as follows, in millions:  $2.4 in 1997;
$2.0  in  1996    and  $2.2  in  1995.

Property under capital leases, consisting of two shopping centers, aggregated $12.3 million at December 31, 1997 and 1996 and is included in buildings and improvements. Future minimum lease payments under these capital leases total $18.7 million, with annual payments due of $.5 million in each of 1998 through 2002, and $16.0 million thereafter. The amount of these total payments representing interest is $6.2 million. Accordingly, the present value of the net minimum lease payments is $12.5 million at December 31, 1997.

NOTE  6.    RELATED  PARTY  TRANSACTIONS

The Company has mortgage bonds and notes receivable of $14.8 million and $14.6 million, net of deferred gain of $4.5 million, at December 31, 1997 and 1996, respectively, from WRI Holdings, Inc. ("Holdings"). The Company and Holdings share certain directors and are under common management. These receivables are collateralized by unimproved land and an investment in a joint venture which owns and manages a motor hotel ("Hospitality"). The bonds and notes bear interest at rates of 16% and prime plus 1%, respectively. However, due to its poor financial condition, Holdings reduced the payment of interest to the Company in 1988 to the cash flow received from Hospitality and, accordingly, the Company limited the recognition of interest income for financial statement purposes to the same amount. The Company does not anticipate receiving interest payments in excess of this cash flow in the near term. Interest income recognized for financial reporting purposes was $.1 million, $.3 million and $1.2 million in 1997, 1996 and 1995, respectively.

In 1996, Hospitality obtained secured financing on its motor hotel. Proceeds from the borrowings were used to repay $.6 million of the net investment in the mortgage bonds and $1.3 million of notes receivable. The Company did not recognize any of the previously deferred gain on this transaction.

The Company's unrecorded receivable for interest on the mortgage bonds was $26.4 million and $22.4 million at December 31, 1997 and 1996, respectively. Interest income not recognized by the Company for financial reporting purposes aggregated, in millions, $4.0, $3.7 and $3.6 for 1997, 1996 and 1995, respectively.

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

The Company owns interests in several joint ventures and partnerships. Notes receivable from these entities bear interest at 8.5% to 10.5% at December 31, 1997 and are due at various dates through 2020. The Company recognized interest income on these notes as follows, in millions: $1.4 in 1997; $1.3 in 1996 and $1.1 in 1995.

During 1997, the Company purchased its joint venture partner's 85% interest in four shopping centers for $26 million.

Chase  Bank  of  Texas,  National  Association  ("Chase")  is  a  significant participant  in  and  the  agent for the banks that provide the Company's $200
million  revolving  credit  agreement.   The Company and Chase have two common
directors.

NOTE  7.    COMMITMENTS  AND  CONTINGENCIES

The Company has guaranteed $1.1 million of notes payable executed by various joint ventures and partnerships at December 31, 1997.

The Company is involved in various matters of litigation arising in the normal course of business. While the Company is unable to predict with certainty the amounts involved, the Company's management and counsel are of the opinion that, when such litigation is resolved, the Company's resulting liability, if any, will not have a material effect on the Company's consolidated financial statements.

In connection with the acquisition of a shopping center in 1996, the Company was obligated to pay additional acquisition costs to the seller during 1997 upon the execution of new leases at the property and the satisfaction of other conditions. All required additional payments were funded in 1997 and totaled $11.3 million.

NOTE  8.    FEDERAL  INCOME  TAX  CONSIDERATIONS

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

Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of interest, ad valorem taxes, depreciation, rental revenue, pension expense and installment gains on sales of property. As a result of these differences, the book value of the Company's net assets exceeds its tax basis by $49.8 million at December 31, 1997.

For federal income tax purposes, the cash dividends distributed to shareholders are characterized as follows:


                           1997    1996    1995
                          ------  ------  ------
Ordinary income. . . . .   95.9%   87.1%   76.4%
Return of capital
(generally non-taxable)     2.9     4.0    20.1
Long-term capital gains     1.2     8.9     3.5
                          ------  ------  ------

Total                     100.0%  100.0%  100.0%
                          ======  ======  ======



NOTE  9.    SHARE  OPTIONS  AND  AWARDS

The Company has an incentive Share Option Plan which provides for the issuance of options and share awards up to a maximum of 700,000 common shares and expires in December 1997. Options granted under this plan become exercisable in equal increments over a three-year period. The Company has an additional share option plan which grants 100 share options to every employee of the Company, excluding officers, upon completion of each five-year interval of service. This plan, which expires in 2002, provides options for a maximum of 100,000 common shares. Options granted under this plan are exercisable immediately. For both of these share option plans, options are granted to employees of the Company at an exercise price equal to the quoted fair market value of the common shares on the date the options are granted and expire upon termination of employment or ten years from the date of grant.

In January 1997, the Company issued 29,400 restricted shares and granted 314,200 share options under a compensatory Incentive Share Plan for key officers of the Company. This plan, which expires in 2003, provides for the issuance of up to 1,000,000 shares, either in the form of restricted shares or share options. The restricted shares generally vest over a ten-year period, with potential acceleration of vesting due to appreciation in the market value of the Company's shares. The share options vest over a five-year period beginning three years after the date of grant. Share options were granted at the quoted fair market value on the date of grant. The Company recognized compensation expense relating to restricted shares as follows, in millions:
$.3  in  1997  and  $.2  in  1996  and  1995.

The Company does not recognize compensation cost for share options when the option exercise price equals or exceeds the quoted fair market value on the date of the grant. Had the Company determined compensation cost for its share option and award plans based on the fair value of the options granted at the grant dates, the Company's proforma net income would have been as follows, in millions: $54.3, $53.9 and $44.8 in 1997, 1996 and 1995, respectively.
Proforma net income per common share would have been $2.04, $2.03 and $1.69 in 1997, 1996 and 1995, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing method with the following weighted-average assumptions: dividend yield of 6.0% for both 1997 and 1996; expected volatility of 18.0% and 18.3%; expected lives of 6.9 years and 7.1 years and risk-free interest rates of 6.5% and 6.4% in 1997 and 1996, respectively.

Following is a summary of the option activity for the three years ended December 31, 1997:


                                  SHARES       WEIGHTED
                                  UNDER         AVERAGE
                                  OPTION    EXERCISE PRICE
                                ----------  ---------------
Outstanding, January 1, 1995 .    747,250   $    35.10
Granted. . . . . . . . . . . .      3,510        35.75
Canceled . . . . . . . . . . .    (26,500)       34.25
Exercised. . . . . . . . . . .    (15,610)       29.25
                                ----------

Outstanding, December  31,1995    708,650        35.25
Granted. . . . . . . . . . . .     24,260        38.10
Canceled . . . . . . . . . . .    (34,300)       37.00
Exercised. . . . . . . . . . .    (10,875)       27.00
                                ----------

Outstanding, December  31,1996    687,735        35.40
Granted. . . . . . . . . . . .    558,600        40.25
Canceled . . . . . . . . . . .     (9,400)       37.60
Exercised. . . . . . . . . . .    (61,910)       32.00
                                ----------

Outstanding, December 31, 1997  1,175,025   $    37.85
                                ==========


The number of share options exercisable at December 31, 1997, 1996 and 1995 were 296,000, 243,000 and 189,000, respectively. Options exercisable at
year-end  1997  had  a  weighted-average  exercise  price  of  $33.40.    The
weighted-average fair value of share options granted during 1997 and 1996 were $5.35 and $5.10, respectively. Share options outstanding at December 31, 1997 had exercise prices ranging from $25.00 to $43.50 and a weighted-average remaining contractual life of 7.6 years. Approximately 88% of the options outstanding at year-end 1997 have exercise prices between $37.00 and $40.25 and a weighted-average contractual life of 7.1 years. There were 235,000 common shares available for the future grant of options or awards at December 31, 1997.

NOTE  10.  MARKETABLE  SECURITIES

The Company's investment in marketable debt securities at December 31, 1997, which is classified as "available for sale", consists of U.S. government agency guaranteed pass-through certificates which mature through 2008. At December 31, 1997 and 1996, the fair value of these investments totaled $12.3
million  and  $13.8  million,  respectively.    The  amortized  cost  of  the
investments at December 31, 1997 and 1996 was $12.4 million and $14.1 million, respectively, and the related unrealized losses were $.1 million and $.3 million at December 31, 1997 and 1996, respectively. Subsequent to year-end, the Company sold its investment in these securities for $12.2 million, resulting in a gain of less than $.1 million.

NOTE  11.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The fair value of the Company's financial instruments was determined using available market information and appropriate valuation methodologies as of December 31, 1997. Unless otherwise described below, all other financial instruments are carried at amounts which approximate their fair values.

Based on rates currently available to the Company for debt with similar terms and average maturities, fixed-rate debt with carrying values of $419.8 million and $306.9 million have fair values of approximately $437.9 million and $309.6 million at December 31, 1997 and 1996, respectively. The fair value of the Company's variable-rate debt approximates its carrying values of $87.6 million and $82.4 million at year-end 1997 and 1996, respectively.

The fair value of the interest rate swap agreements is based on the estimated amounts the Company would receive or pay to terminate the contracts. If the Company had terminated these agreements at December 31, 1997 and 1996, the Company would have paid $3.1 million at each year-end.


The fair value of the mortgage bonds and notes receivable from Holdings was not determined because it is not practical to reasonably assess the credit adjustment that would be applied in the marketplace for such bonds and notes receivable.

NOTE  12.  EMPLOYEE  BENEFIT  PLANS

The Company has a Savings and Investment Plan to which eligible employees may elect to contribute from 1% to 12% of their salaries. Employee contributions are matched by the Company at the rate of $.50 per $1.00 for the first 6% of the employee's salary. The employees vest in the employer contributions ratably over a six-year period. Compensation expense related to the plan was $.2 million per year for 1997, 1996 and 1995.

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


                                                                1997      1996
                                                              --------  --------
Actuarial present value of:
Vested benefit obligation. . . . . . . . . . . . . . . . . .  $ 7,308   $ 6,263
Accumulated benefit obligation . . . . . . . . . . . . . . .  $ 7,480   $ 6,368
                                                              ========  ========
Projected benefit obligation . . . . . . . . . . . . . . . .  $ 9,318   $ 7,943
Plan assets at fair value, primarily common stocks and bonds   10,348     8,677
                                                              --------  --------
Plan assets in excess of projected benefit obligation           1,030       734
Unrecognized prior service cost                                    55       102
Unrecognized net  gain                                         (2,447)   (1,882)
Unrecognized net transition asset                                           (53)
                                                              --------  --------

Pension liability. . . . . . . . . . . . . . . . . . . . . .  $(1,362)  $(1,099)
                                                              ========  ========






The components of net periodic pension cost are as follows (in thousands):
                                                                              1997      1996      1995
                                                                            --------  --------  --------
Service cost of benefits earned during the year                             $   430   $   361   $   300
Interest cost on projected benefit obligation                                   587       506       478
Actual return on plan assets                                                 (1,918)   (1,295)   (1,499)
Net amortization and deferral                                                 1,164       688     1,047
                                                                            --------  --------  --------

Total                                                                       $   263   $   260   $   326
                                                                            ========  ========  ========


Assumptions used to develop periodic expense and the actuarial present value of projected benefit obligations were:


                                                  1997   1996   1995
                                                  -----  -----  -----
Weighted average discount rate                     7.0%   7.0%   7.0%
Expected long-term rate of return on plan assets   9.0%   8.0%   8.0%
Rate of increase in compensation levels            5.0%   5.0%   5.5%

NOTE  13.  SUBSEQUENT  EVENTS

On January 20, 1998, the Company sold its investment in U.S. government agency guaranteed pass-through certificates for $12.2 million, resulting in a gain of less than $.1 million. The proceeds were used to retire overnight repurchase agreements which were collateralized by these marketable debt securities.

On February 23, 1998, the Company issued $75 million of 7.44% cumulative preferred shares with no stated maturity and a liquidation preference of $25 per share, which are callable at the Company's option on or after March 31, 2003. Net proceeds of $72.5 million were used to pay down amounts outstanding under the Company's revolving credit facilities and to retire $35 million of 9.11% secured notes payable to an insurance company. The early extinguishment of these notes that were scheduled to mature in August of 2001 will result in an extraordinary loss of $1.2 million in 1988. The issuance of the preferred shares reduced the unused portion of the Company's shelf registration to $59 million.

NOTE  14.  PRO  FORMA  FINANCIAL  INFORMATION  (UNAUDITED)

During the year ended December 31, 1997, the Company acquired eight retail centers, three industrial projects and its joint venture partner's 85% interest in four other retail centers for a total of $111 million. The pro forma financial information for the years ended December 31, 1997 and 1996 is based on the historical statements of the Company after giving effect to the acquisitions as if such acquisitions took place on January 1, 1997 and 1996, respectively.

The pro forma financial information shown below is presented for informational purposes only and may not be indicative of results that would have actually occurred if the acquisitions had been in effect at the dates indicated, nor does it purport to be indicative of the results that may be achieved in the future (in thousands, except per share amounts).
 .

                                      DECEMBER 31,
                                      ------------

                                         1997      1996
                                       --------  --------
Pro forma revenues                     $179,756  $160,267
                                       ========  ========
Pro forma net income                   $ 55,055  $ 54,636
                                       ========  ========
Pro forma net income per common share  $   2.07  $   2.07
                                       ========  ========



NOTE  15.  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 1997 and 1996 is as follows:



                              FIRST   SECOND    THIRD        FOURTH
                             -------  -------  -------       -------
1997:
Revenues                     $41,673  $42,843  $44,000       $45,996
Net Income                    12,776   12,755   16,177  (1)   13,258
Net Income per Common Share     0.48     0.48     0.61  (1)     0.50

1996:
Revenues                     $36,762  $37,178  $37,956       $39,227
Net Income                    12,625   12,910   16,325  (1)   12,078
Net Income per Common Share     0.48     0.48     0.61  (1)     0.46


   (1) Increase is primarily the result of a gain on the sale of property during the quarter.

NOTE  16.  PRICE  RANGE  OF  COMMON  SHARES  (UNAUDITED)

The high and low sale prices per share of the Company's common shares, as reported on the New York Stock Exchange composite tape, and dividends per share paid for the fiscal quarters indicated were as follows:

               HIGH         LOW       DIVIDENDS
              ------      -------     ---------
1997:
Fourth       $ 45        $ 38 7/8      $ 0.64
Third          44 1/8      39 7/16       0.64
Second         45 5/8      41 3/8        0.64
First          44 3/4      40            0.64

1996:
Fourth       $ 40 3/4    $ 36          $ 0.62
Third.         40 1/2      37 3/8        0.62
Second         38 7/8      34 1/4        0.62
First.         38 7/8      35 5/8        0.62






ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM  10.          TRUST  MANAGERS  AND  EXECUTIVE  OFFICERS OF THE REGISTRANT

     (a) Information with respect to the Company's Trust Managers is incorporated herein by reference to the "Election of Trust Managers" section of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1998.

ITEM  11.          EXECUTIVE  COMPENSATION

     Incorporated herein by reference to the "Executive Compensation" and "Pension Plan" sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1998.

ITEM  12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the "Election of Trust Managers" section of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1998.

ITEM  13.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Incorporated  herein  by  reference  to  the  "Compensation  Committee
Interlocks and Insider Participation" section of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 1998.

                                    PART IV

ITEM  14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)     Financial  Statements  and  Financial  Statement  Schedules:  PAGE
                                                                          ----

      (1)  (A)  Independent Auditors' Report                                19
           (B)  Financial  Statements
                (i)   Statements  of  Consolidated  Income for the years
                        ended  December  31,  1997, 1996 and 1995           20
                (ii)  Consolidated Balance Sheets as of
                        December 31, 1997 and 1996                          21
                (iii) Statements of Consolidated Cash Flows for the years
                        ended December 31, 1997, 1996 and 1995              22
                (iv)  Statements of Consolidated Shareholders' Equity for
                        the  years ended December 31, 1997, 1996 and 1995.  23
                (v)   Notes to Consolidated Financial Statements            24

      (2)       Financial  Statement  Schedules:

                SCHEDULE                                                  PAGE
                --------                                                  ----

                  II  Valuation and Qualifying Accounts                     40
                  III Real Estate and Accumulated Depreciation              41
                  IV  Mortgage  Loans  on  Real  Estate                     43

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes hereto.

    (b) No reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

    (c)     Exhibits:



    3.1  -  Restated Declaration of Trust, with all amendments thereto (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-3 (No. 33-49206) and
            incorporated herein by reference).
    3.2  -  Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration
            Statement on Form S-3 (No. 33-49206) and incorporated herein by reference).
   10.1  -  1988 Share Option Plan of the Company, as amended (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31,
            1990 and incorporated herein by reference).
   10.2**-  Weingarten Realty Investors Supplemental Retirement Account Plan, as
            amended and restated (filed as Exhibit 10.26 to the Company's Annual Report on
            Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).
   10.3  -  16% Mortgage Bonds Due 1994 of WRI Holdings, Inc. dated December 28,
            1984, payable to the Company in the original principal amount of $3,150,000
            (filed as Exhibit 10.8 to the Company's Registration Statement on Form S-4 (No.
            33-19730) and incorporated herein by reference).
10.3.1*  -  Fourth Bonds Renewal and Extension Agreement, effective December 28, 1997, for the 16% Mortgage Bonds of WRI Holdings, Inc., payable to the Company in the original principal amount of $3,150,000.
   10.4  -  Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and
            Texas Commerce Bank National Association, as Trustee, relating to the 16%
            Mortgage Bonds Due 1994 of WRI Holdings, Inc. in the original principal amount of $3,150,000 (filed as Exhibit 10.9 to the Company's Registration Statement on
            Form S-4 (No. 33-19730) and incorporated herein by reference).
 10.4.1  -  Supplemental Indenture of Trust, dated February 22, 1995, between WRI
            Holdings, Inc. and Texas Commerce Bank National Association relating to the
            16% Mortgage Bonds due December 28, 1994 of WRI Holdings, Inc. in the
            original principal amount of $3,150,000 (filed as exhibit 10.4.1 to the Company's
            Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
  10.5*  -  Fourth Supplemental Indenture of Trust between WRI Holdings, Inc. and Texas
            Commerce Trust Company of New York, as Trustee, amending Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Texas Commerce
            Bank National Association, as Trustee, relating to the 16% Mortgage Bonds Due
            1994 of WRI Holdings, Inc. in the original principal amount of $3,150,000
   10.6  -  16% Mortgage Bonds Due 2004 of WRI Holdings, Inc., dated December 28,
            1984, payable to the Company in the original principal amount of $16,682,000
            (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-4
            (No. 33-19730) and incorporated herein by reference).
   10.7  -  Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and
            Texas Commerce Bank National Association, as Trustee, relating to the 16%
            Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the original principal amount of $16,682,000 (filed as Exhibit 10.11 to the Company's Registration Statement
            on Form S-4 (No. 33-19730) and incorporated herein by reference).
 10.7.1  -  First Supplemental Indenture of Trust between WRI Holdings, Inc. and Texas
            Commerce Trust Company of New York, as Trustee, amending Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Texas Commerce
            Bank National Association, as Trustee, relating to the 16% Mortgage Bonds Due
            2004 of WRI Holdings, Inc. in the original principal amount of $16,682,000 (filed as Exhibit 10.7.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).
   10.8  -  Third Amended Promissory Note, as restated, effective as of January 1, 1992, executed by WRI Holdings, Inc., pursuant to which it may borrow up to the principal sum of $40,000,000 from the Company.



    10.9  -  16% Mortgage Bonds Due 2004 of WRI Holdings, Inc., dated December 28,
             1984, payable to the Company in the original principal amount of $7,000,000
             (filed as Exhibit 10.13 to the Company's Registration Statement on Form S-4
             (No. 33-19730) and incorporated herein by reference).
   10.10  -  Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and
             Texas Commerce Bank National Association, as Trustee, relating to the 16%
             Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the original principal amount of $7,000,000 (filed as Exhibit 10.14 to the Company's Registration Statement on
             Form S-4 (No. 33-19730) and incorporated herein by reference).
 10.10.1  -  First Supplemental Indenture of Trust between WRI Holdings, Inc. and Texas
             Commerce Trust Company of New York, as Trustee, amending Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Texas Commerce
             Bank National Association, as Trustee, relating to the 16% Mortgage Bonds Due
             2004 of WRI Holdings, Inc. in the original principal amount of $7,000,000 (filed as
             Exhibit 10.10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).
   10.11  -  Agreement Correcting Trust Indenture, dated February 11, 1985, relating to 16%
             Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the original principal amount of $7,000,000 (filed as Exhibit 10.15 to the Company's Registration Statement on
             Form S-4 (No. 33-19730) and incorporated herein by reference).
   10.12  -  Amendment to Note Purchase Agreement, dated March 31, 1991, amending loan agreement, dated August 6, 1987, Life and Accident Insurance Company for
             5,000,000, American General Life Insurance Company of Delaware for
             5,000,000, Republic National Life Insurance Company for $3,000,000 and
             American Amicable Life Insurance Company of Texas for $2,000,000 (filed as
             Exhibit 10.15.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).
   10.13**-  The Savings and Investment Plan for Employees of the Company, as amended
             (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No.
             33-25581) and incorporated herein by reference).
   10.14**-  The Fifth Amendment to Savings and Investment Plan for Employees of the
             Company (filed as Exhibit 4.1.1 to the Company's Post-Effective Amendment No.
             1 to Registration Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).
   10.15  -  Promissory Note in the amount of $12,000,000 between the Company, as payee, and Plaza Construction, Inc., as maker (filed as Exhibit 10.23 to the Company's
             Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).
10.15.1*  -  Ninth Renewal and Extension of Promissory Note in the amount of $12,000,000, effective as of December 1, 1997, between the Company, as payee, and Plaza
             Construction, Inc., as maker.
   10.16  -  Amended and Restated Master Swap Agreement dated as of January 29, 1992, between the Company and Texas Commerce Bank National Association, (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).
 10.16.1  -  Rate Swap Transaction, dated as of May 15, 1992, between the Company and
             Texas Commerce Bank National Association (filed as Exhibit 10.24.1 to the
             Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).



 10.16.2  -  Rate Swap Transaction, dated as of June 24, 1992, between the Company and
             Texas Commerce Bank National Association (filed as Exhibit 10.24.2 to the
             Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).
 10.16.3  -  Rate Swap Transaction, dated as of July 2, 1992, between the Company and
             Texas Commerce Bank National Association (filed as Exhibit 10.24.3 to the
             Company's Annual Report on Form 10 K for the year ended December 31, 1992 and incorporated herein by reference).
   10.17  -  Amended and Restated Credit Agreement dated as of November 21, 1996 between the Company and Texas Commerce Bank National Association, as
             Agent, and individually as a Bank, and the Banks defined therein.
10.17.1*  -  First, Second and Third Amendments to the Amended and Restated Credit
             Agreement  dated November 21, 1996 between the Company and Texas
             Commerce Bank National Association.
   10.18  -  Note Purchase Agreement, dated April 1, 1994, between The Variable Annuity
             Life Insurance Company, American General Life Insurance Company and the
             Company in the amount of $30,000,000 (filed as Exhibit 10.25 to the Company's
             Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
  10.19** -  The 1993 Incentive Share Plan of the Company (filed as Exhibit 4.1 to the
             Company's Registration Statement on Form S-8 (No. 33-52437) and
             incorporated herein by reference).
  10.20*  -  Master Promissory Note in the amount of $20,000,000 between the Company, as payee, and Texas Commerce Bank National Association, as maker, effective
             December 30, 1997.
   10.21  -  Distribution Agreement among the Company and the Agents dated November
             15, 1996 relating to the MTN's (filed as Exhibit 1.1 to the Company's Current
             Report of Form 8-K dated November 15, 1996 and incorporated herein by reference).
   10.22  -  Senior Indenture dated as of May 1, 1995 between the Company and Texas
             Commerce Bank, National Association, as trustee (filed as Exhibit 4(a) to the
             Company's Registration Statement on Form S-3 (No. 33-57659) and
             incorporated herein by reference).
   10.23  -  Subordinated Indenture dated as of May 1, 1995 between the Company and
             Texas Commerce Bank, National Association (filed as Exhibit 4(b) to the
             Company's Registration Statement on Form S-3 (No. 33-57659) and
             incorporated herein by reference).
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

                                        WEINGARTEN  REALTY  INVESTORS

                                        By:    Stanford  Alexander
                                               -------------------
                                               Stanford  Alexander
                                       Chairman/Chief  Executive  Officer

Date:      March  9,  1998

     Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                                   TITLE               DATE
          ---------                                   -----               ----

By:  Stanford Alexander        Chairman and Trust Manager               March 9, 1998
     ------------------------
     Stanford Alexander        (Chief Executive Officer)

By:  Andrew M.  Alexander      President                                March 9, 1998
     ------------------------
     Andrew M.  Alexander      and Trust Manager

By:  Robert J. Cruikshank      Trust Manager                            March 9, 1998
     ------------------------
     Robert J. Cruikshank

By:  Martin Debrovner          Vice Chairman                            March 9, 1998
     ------------------------
     Martin Debrovner          and Trust Manager

By:  Melvin Dow                Trust Manager                            March 9, 1998
     ------------------------
     Melvin Dow

By:  Stephen A. Lasher         Trust Manager                            March 9, 1998
     ------------------------
     Stephen A. Lasher

By:  Joseph W. Robertson, Jr.  Executive Vice President and             March 9, 1998
     ------------------------
     Joseph W. Robertson, Jr.  Trust Manager (Chief Financial Officer)

By:  Douglas W. Schnitzer      Trust Manager                            March 9, 1998
     ------------------------
     Douglas W. Schnitzer

By:  Marc J. Shapiro           Trust Manager                            March 9, 1998
     ------------------------
     Marc J. Shapiro

By:  J.T. Trotter              Trust Manager                            March 9, 1998
     ------------------------
     J.T. Trotter

By:  Stephen C. Richter        Senior Vice President/                   March 9, 1998
     ------------------------
     Stephen C. Richter        Financial Administration
                               and Treasurer
                               (Principal Accounting Officer)

                                                                   SCHEDULE II

                                WEINGARTEN REALTY INVESTORS
                             VALUATION AND QUALIFYING ACCOUNTS
                              DECEMBER 31, 1997, 1996 AND 1995

                                   (AMOUNTS IN THOUSANDS)


                                               CHARGED
                                 BALANCE AT   TO COSTS   CHARGED                  BALANCE
                                  BEGINNING      AND     TO OTHER   DEDUCTIONS   AT END OF
DESCRIPTION                       OF PERIOD   EXPENSES   ACCOUNTS      (A)         PERIOD
-------------------------------  -----------  ---------  --------  ------------  ----------
1997:
Allowance for Doubtful Accounts  $     1,236  $     877            $      1,113  $    1,000
1996:
Allowance for Doubtful Accounts        1,436      1,014                   1,214       1,236
1995:
Allowance for Doubtful Accounts        1,007      1,126                     697       1,436


-------
Note  A  --  Write-offs  of  accounts  receivable  previously  reserved.


                                                                                                   SCHEDULE III
                                          WEINGARTEN REALTY INVESTORS
                                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                               DECEMBER 31, 1997

                                                                (AMOUNTS IN THOUSANDS)

                                                                      Total Cost
                                                  ---------------------------------------------------

                                                                                          Property
                                                                                           Under
                                                              Buildings      Projects      Direct
                                                                 and          Under      Financing     Total
                                                    Land    Improvements   Development     Leases       Cost
                                                  --------  -------------  ------------  ----------  ----------
SHOPPING CENTERS:
Texas. . . . . . . . . . . . . . . . . . . . . .  $141,170  $     518,228                $    5,136  $  664,534
Other States . . . . . . . . . . . . . . . . . .    49,073        239,549                     1,966     290,588
                                                  --------  -------------  ------------  ----------  ----------
Total Shopping Centers . . . . . . . . . . . . .   190,243        757,777                     7,102     955,122
INDUSTRIAL PROPERTIES:
Texas. . . . . . . . . . . . . . . . . . . . . .    17,336         84,873                               102,209
OFFICE BUILDING:
Texas. . . . . . . . . . . . . . . . . . . . . .       534         13,429                                13,963
MULTI-FAMILY RESIDENTIAL
PROPERTIES:
Texas. . . . . . . . . . . . . . . . . . . . . .       399          1,098                                 1,497
                                                  --------  -------------  ------------  ----------  ----------
Total Improved
 Properties. . . . . . . . . . . . . . . . . . .   208,512        857,177                     7,102   1,072,791
                                                  --------  -------------  ------------  ----------  ----------
LAND UNDER DEVELOPMENT OR HELD FOR DEVELOPMENT:
Texas                                                                      $     31,228              $   31,228
Other States                                                                      6,409                   6,409
                                                  --------  -------------  ------------  ----------  ----------
Total Land Under
Development                                                                      37,637                  37,637
                                                  --------  -------------  ------------  ----------  ----------
LEASED PROPERTY
(SHOPPING CENTER)
UNDER CAPITAL LEASE:
 Louisiana                                                          6,390                                 6,390
                                                  --------  -------------  ------------  ----------  ----------
CONSTRUCTION IN
PROGRESS:
Texas                                                                             1,424                   1,424
Other States                                                                        516                     516
                                                  --------  -------------  ------------  ----------  ----------
Total Construction in
Progress                                                                          1,940                   1,940
TOTAL OF ALL
PROPERTIES . . . . . . . . . . . . . . . . . . .  $208,512  $     863,567  $     39,577  $    7,102  $1,118,758
                                                  --------  -------------  ------------  ----------  ----------



                                                    Accumulated      Encumbrances
                                                   Depreciation          (A)
                                                  --------------  --------------
SHOPPING CENTERS:
Texas. . . . . . . . . . . . . . . . . . . . . .  $      188,418  $        4,830
Other States . . . . . . . . . . . . . . . . . .          42,796          25,173
                                                  --------------  --------------
Total Shopping Centers . . . . . . . . . . . . .         231,214          30,003
INDUSTRIAL PROPERTIES:
Texas. . . . . . . . . . . . . . . . . . . . . .          22,276           3,369
OFFICE BUILDING:
Texas. . . . . . . . . . . . . . . . . . . . . .           5,262
MULTI-FAMILY RESIDENTIAL
PROPERTIES:
Texas. . . . . . . . . . . . . . . . . . . . . .             716           1,065
                                                  --------------  --------------
Total Improved
 Properties. . . . . . . . . . . . . . . . . . .         259,468          34,437
                                                  --------------  --------------
LAND UNDER DEVELOPMENT OR HELD FOR DEVELOPMENT:
Texas
Other States

Total Land Under
Development

LEASED PROPERTY
(SHOPPING CENTER)
UNDER CAPITAL LEASE:
 Louisiana . . . . . . . . . . . . . . . . . . .           3,083           5,857
                                                  --------------  --------------
CONSTRUCTION IN
PROGRESS:
Texas
Other States

Total Construction in
Progress
TOTAL OF ALL
PROPERTIES . . . . . . . . . . . . . . . . . . .  $      262,551  $       40,294
                                                  ==============  ==============



  Note -- A  -Encumbrances do not include $61.4 million outstanding under a
              $35 million 14-year term loan and a $30 million 20-year term loan, both payable to a group of insurance companies secured by a property collateral pool including all or part of eight shopping centers.

                                                                  SCHEDULE III
                                                                   (CONTINUED)



     The changes in total cost of the properties for the years ended December 31, 1997, 1996 and 1995 were as follows:


                                  1997        1996       1995
                               -----------  ---------  ---------
Balance at beginning of year   $  970,418   $849,894   $735,134
Additions at cost                 157,757    131,814    115,687
Retirements or sales               (9,918)   (11,585)    (1,433)
Other changes (B)                     501        295        506
                               -----------  ---------  ---------

Balance at end of year         $1,118,758   $970,418   $849,894
                               ===========  =========  =========



     The  changes in accumulated depreciation for the years ended
December 31, 1997,  1996  and 1995  were  as  follows:


                                1997       1996       1995
                              ---------  ---------  ---------
Balance at beginning of year  $233,514   $216,657   $191,427
Additions at cost               32,226     27,732     25,541
Retirements or sales            (3,189)   (10,875)      (311)
                              ---------  ---------  ---------

Balance at end of year        $262,551   $233,514   $216,657
                              =========  =========  =========



Note  B - Transferred  from  net  investment  in  direct  financing  leases.

                                                                   SCHEDULE IV

                                     WEINGARTEN REALTY INVESTORS
                                    MORTGAGE LOANS ON REAL ESTATE
                                          DECEMBER 31, 1997

                                       (AMOUNTS IN THOUSANDS)





                                       FINAL        PERIODIC          FACE       CARRYING
                           INTEREST   MATURITY       PAYMENT       AMOUNT OF     AMOUNT OF
                             RATE       DATE          TERMS        MORTGAGES   MORTGAGES(B)
                           ---------  --------  ----------------  ----------  -------------
SHOPPING CENTERS:
FIRST MORTGAGES:
Phelan Boulevard
Beaumont, TX               Prime      06-01-98  Varying ($32      $      733  $          32
                                 +2%            balloon)
Eastex Venture
Beaumont, TX               Prime      12-31-98  Varying                3,500          2,338
                            +1                  ($2,338
                                                 balloon)
Main/O.S.T., Ltd.
Houston, TX                     9.3%  02-01-20   $476                  4,800          4,620
                                                 Annual
                                                 P & I
                                                 ($1,241
                                                 balloon)
INDUSTRIAL:
FIRST MORTGAGES:
Railwood
Houston, TX                      10%  12-28-04  Varying                7,000          6,223
                                                ($6,223
                                                balloon)
River Pointe, Conroe,TX
(Note C)                          9%  11-30-03  Varying                2,133          1,891

Little York, Houston, TX
(Note C)                          9%  12-31-03  Varying                1,922          1,760

                                                                   SCHEDULE IV
                                                                   (CONTINUED)

                                   WEINGARTEN REALTY INVESTORS
                                  MORTGAGE LOANS ON REAL ESTATE
                                         DECEMBER 31, 1997

                                      (AMOUNTS IN THOUSANDS)





                                       FINAL    PERIODIC      FACE       CARRYING
                           INTEREST   MATURITY   PAYMENT   AMOUNT OF     AMOUNT OF
                             RATE       DATE      TERMS    MORTGAGES   MORTGAGES(B)
                           ---------  --------  ---------  ----------  -------------

UNIMPROVED LAND:
SECOND MORTGAGE:
River Pointe
Conroe, TX                 Prime      12-01-98  Varying        12,000          8,789
                             +1%                ($8,789
                                                balloon)
                                                           ----------  -------------
 TOTAL MORTGAGE LOANS ON
REAL ESTATE (Note A)                                       $   32,088  $      25,653
                                                           ==========  =============




    Note A - Changes in mortgage loans for the years ended December 31, 1997, 1996 and 1995 are summarized below:



                               1997      1996      1995
                             --------  --------  --------
Balance,  Beginning of year  $27,157   $31,292   $28,719
New Mortgage Loans                                 3,500
Additions to Existing Loans      589     1,075     1,041
Collections of Principal      (2,093)   (5,210)   (1,968)
                             --------  --------  --------

Balance,  End of Year        $25,653   $27,157   $31,292
                             ========  ========  ========


Note B - The aggregate cost at December 31, 1997 for federal income tax purposes is $25,189.

Note C - Principal payments are due monthly to the extent of cash flow generated by the underlying property.