Form 10-Q
period 1998-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 1998-04-28
CIK 828916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-Q
(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                                                --------------

                                      OR

[    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE  ACT  OF  1934

  For the transition period from____________________ to ____________________

                         Commission file number 1-9876
                                                ------

                          WEINGARTEN REALTY INVESTORS
                          ---------------------------
            (Exact name of registrant as specified in its charter)


                     Texas                                      74-1464203
----------------------------------------------------------  ------------------
        (State or other jurisdiction of                      (I.R.S. Employer
          incorporation or organization)                   Identification No.)
2600 Citadel Plaza Drive, P.O. Box 924133, Houston, Texas.      77292-4133
----------------------------------------------------------  ------------------
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
                                  ----      ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 24, 1998, there were 26,666,501 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

                                    PART 1
                             FINANCIAL INFORMATION

ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS


                          WEINGARTEN REALTY INVESTORS
                       STATEMENTS OF CONSOLIDATED INCOME
                                  (UNAUDITED)
               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        Three Months Ended
                                                             March 31,
                                                        ------------------

                                                           1998     1997
                                                         --------  -------
Revenues:
  Rentals . . . . . . . . . . . . . . . . . . . . . . .  $46,236   $40,267
  Interest:
    Securities and Other. . . . . . . . . . . . . . . .       43       290
    Affiliates. . . . . . . . . . . . . . . . . . . . .      364       361
  Equity in earnings of real estate joint ventures and
    partnerships. . . . . . . . . . . . . . . . . . . .       95       244
  Other . . . . . . . . . . . . . . . . . . . . . . . .      224       511
                                                         --------  -------
       Total. . . . . . . . . . . . . . . . . . . . . .   46,962    41,673
                                                         --------  -------

Expenses:
  Depreciation and amortization . . . . . . . . . . . .   10,086     9,303
  Interest. . . . . . . . . . . . . . . . . . . . . . .    8,334     6,898
  Operating . . . . . . . . . . . . . . . . . . . . . .    6,813     6,006
  Ad valorem taxes. . . . . . . . . . . . . . . . . . .    5,983     5,337
  General and administrative. . . . . . . . . . . . . .    1,534     1,402
                                                         --------  -------
       Total. . . . . . . . . . . . . . . . . . . . . .   32,750    28,946
                                                         --------  -------

Income from Operations. . . . . . . . . . . . . . . . .   14,212    12,727
Gain on sales of property and securities. . . . . . . .       83        49
                                                         --------  -------
Income Before Extraordinary Charge. . . . . . . . . . .   14,295    12,776
Extraordinary Charge (early retirement of debt) . . . .    1,392
                                                         --------  -------
Net Income. . . . . . . . . . . . . . . . . . . . . . .   12,903    12,776
Dividends on Preferred Shares . . . . . . . . . . . . .      574
                                                         --------  -------
Net Income Available to Common Shareholders . . . . . .  $12,329   $12,776
                                                         ========  =======

Net Income Per Common Share - Basic:
    Income Before Extraordinary Charge. . . . . . . . .  $   .51   $   .48
    Extraordinary Charge. . . . . . . . . . . . . . . .     (.05)
                                                         --------  -------
    Net Income. . . . . . . . . . . . . . . . . . . . .  $   .46   $   .48
                                                         ========  =======
Net Income Per Common Share - Diluted:
    Income Before Extraordinary Charge. . . . . . . . .  $   .51   $   .48
    Extraordinary Charge. . . . . . . . . . . . . . . .     (.05)
                                                         --------  -------
    Net Income. . . . . . . . . . . . . . . . . . . . .  $   .46   $   .48
                                                         ========  =======



                See Notes to Consolidated Financial Statements.


















                                   WEINGARTEN REALTY INVESTORS
                                   CONSOLIDATED BALANCE SHEETS
                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                         March 31,  December 31,
                                                                           1998         1997
                                                                       ------------  -----------
                                                                        (unaudited)
                                  ASSETS
Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,166,820   $1,118,758
Accumulated Depreciation. . . . . . . . . . . . . . . . . . . . . . .     (271,077)    (262,551)
                                                                       ------------  -----------
    Property - net. . . . . . . . . . . . . . . . . . . . . . . . . .      895,743      856,207
Investment in Real Estate Joint Ventures and Partnerships . . . . . .        2,729        2,824
                                                                       ------------  -----------

        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .      898,472      859,031

Mortgage Bonds and Notes Receivable from:
    Affiliate (net of deferred gain of $4,487 in 1998 and 1997) . . .       14,893       14,752
    Real Estate Joint Ventures and Partnerships . . . . . . . . . . .       15,229       15,250
Marketable Debt Securities. . . . . . . . . . . . . . . . . . . . . .                    12,345
Unamortized Debt and Lease Costs. . . . . . . . . . . . . . . . . . .       24,795       23,536
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $959 in 1998 and $1,000 in 1997). . . . . . . . . . . .        7,291       14,583
Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . .        3,214        2,754
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,117        4,542
                                                                       ------------  -----------
                Total . . . . . . . . . . . . . . . . . . . . . . . .  $   969,011   $  946,793
                                                                       ============  ===========


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   480,641   $  507,366
Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . .       25,648       43,305
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        5,498        6,136
                                                                       ------------  -----------
        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .      511,787      556,807
                                                                       ------------  -----------


Shareholders' Equity:
  Preferred Shares of Beneficial Interest - par value, $.03 per share;
    shares authorized: 10,000; shares issued and outstanding:
    3,000 in 1998 . . . . . . . . . . . . . . . . . . . . . . . . . .           90
  Common Shares of Beneficial Interest - par value, $.03 per share;
    shares authorized: 150,000; shares issued and outstanding:
    26,667 in 1998 and 26,660 in 1997 . . . . . . . . . . . . . . . .          800          800
  Capital Surplus . . . . . . . . . . . . . . . . . . . . . . . . . .      456,334      389,186
                                                                       ------------  -----------
      Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . .      457,224      389,986
                                                                       ------------  -----------
                Total . . . . . . . . . . . . . . . . . . . . . . . .  $   969,011   $  946,793
                                                                       ============  ===========




                See Notes to Consolidated Financial Statements.


                            WEINGARTEN REALTY INVESTORS
                       STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    (UNAUDITED)
                              (AMOUNTS IN THOUSANDS)

                                                                Three Months Ended
                                                                     March 31,
                                                              --------------------
                                                                1998       1997
                                                              ---------  ---------
Cash Flows from Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .  $ 12,903   $ 12,776
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization. . . . . . . . . . . . .    10,086      9,303
      Equity in earnings of real estate joint ventures and
        partnerships . . . . . . . . . . . . . . . . . . . .       (71)      (244)
      Gain on sales of property and securities . . . . . . .       (83)       (49)
      Extraordinary charge (early retirement of debt). . . .     1,392
      Amortization of direct financing leases. . . . . . . .       146        256
      Changes in accrued rent and accounts receivable. . . .     6,983      5,754
      Changes in other assets. . . . . . . . . . . . . . . .    (3,827)    (1,411)
      Changes in accounts payable and accrued expenses . . .   (18,281)    (9,779)
      Other, net . . . . . . . . . . . . . . . . . . . . . .         8         38
                                                              ---------  ---------
          Net cash provided by operating activities. . . . .     9,256     16,644
                                                              ---------  ---------

Cash Flows from Investing Activities:
  Investment in properties . . . . . . . . . . . . . . . . .   (44,097)   (15,769)
  Mortgage bonds and notes receivable:
      Advances . . . . . . . . . . . . . . . . . . . . . . .      (162)      (704)
      Collections. . . . . . . . . . . . . . . . . . . . . .       544        420
  Proceeds from sales and disposition of property. . . . . .       221
  Proceeds from sales of marketable debt securities. . . . .    12,269
  Real estate joint ventures and partnerships:
      Investments. . . . . . . . . . . . . . . . . . . . . .                  (23)
      Distributions. . . . . . . . . . . . . . . . . . . . .        56        130
  Other, net . . . . . . . . . . . . . . . . . . . . . . . .       281        579
                                                              ---------  ---------
          Net cash used in investing activities. . . . . . .   (30,888)   (15,367)
                                                              ---------  ---------

Cash Flows from Financing Activities:
  Proceeds from issuance of:
      Debt . . . . . . . . . . . . . . . . . . . . . . . . .    16,776     17,415
      Common shares of beneficial interest . . . . . . . . .       120        871
      Preferred shares of beneficial interest. . . . . . . .    72,512
  Principal payments of debt . . . . . . . . . . . . . . . .   (48,863)    (1,417)
  Dividends paid . . . . . . . . . . . . . . . . . . . . . .   (18,440)   (17,027)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . .       (13)       (46)
                                                              ---------  ---------
          Net cash provided by (used in) financing activities   22,092       (204)
                                                              ---------  ---------

Net increase in cash and cash equivalents. . . . . . . . . .       460      1,073
Cash and cash equivalents at January 1 . . . . . . . . . . .     2,754        169
                                                              ---------  ---------

Cash and cash equivalents at March 31. . . . . . . . . . . .  $  3,214   $  1,242
                                                              =========  =========




                See Notes to Consolidated Financial Statements.

















                          WEINGARTEN REALTY INVESTORS
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)

1.  INTERIM  FINANCIAL  STATEMENTS

The consolidated financial statements included in this report are unaudited, except for the balance sheet as of December 31, 1997. In the opinion of the Registrant, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

2.  SIGNIFICANT  ACCOUNTING  POLICIES

On March 19, 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus decision on Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which provides that internal costs of identifying and acquiring operating property should be expensed as incurred. The Company has historically capitalized the direct internal costs of identifying and acquiring operating property and, accordingly, will realize an increase in expense upon adoption of this ruling, which is effective immediately. The Company is currently determining the magnitude of the impact on earnings.

3.  PER  SHARE  DATA

Net  income  per common share-basic ("Basic EPS") is computed using net income
and  the  weighted  average  shares  outstanding.    Net  income  per  common
share-diluted ("Diluted EPS") is also computed using net income, however, the weighted average shares outstanding are adjusted for potentially dilutive securities for the periods indicated, as follows (in thousands):


                                               Three Months Ended
                                                    March 31,
                                             ----------------------
Weighted Average Shares: . . . . . . . .        1998        1997
                                             ---------    ---------

Basic EPS. . . . . . . . . . . . . . . .        26,665       26,598
Effect of dilutive securities:
  Employee share options . . . . . . . .           178          141
  Convertible partnership interest . . .            39
                                             ---------    ---------
Diluted EPS. . . . . . . . . . . . . . .        26,882       26,739
                                             =========    =========


4.  COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires presentation of the components of comprehensive income, including the changes in equity from non-owner sources such as unrealized gains on marketable securities. The Company's total comprehensive income was as follows:


                                                 Three Months Ended
                                                      March 31,
                                               ----------------------
                                                   1998       1997
                                               ---------    ---------
Net Income. . . . . . . . . . . . . . . . . .  $  12,903    $  12,776
                                               ---------    ---------
Unrealized holding gain arising during period         58          148
Less:  Reclassification adjustment for gain
    included in net income. . . . . . . . . .        (1)
                                               ---------    ---------
                                                      57          148
                                               ---------    ---------
Comprehensive Income. . . . . . . . . . . . .  $  12,960    $  12,924
                                               =========    =========



5.  DEBT

The  Company's  debt  consists  of  the  following:

                                                           March 31,  December 31,
                                                             1998         1997
                                                          ----------- ------------
Fixed-rate debt payable to 2015 at 6.0% to 10.5% . . . .  $   348,457  $   379,749
Notes payable under revolving credit agreements. . . . .      111,175       94,400
Obligations under capital leases . . . . . . . . . . . .       12,467       12,467
Repurchase agreements. . . . . . . . . . . . . . . . . .       12,176
Industrial revenue bonds payable to 2015 at 3.7% to 6.8%
    at March 31, 1998. . . . . . . . . . . . . . . . . .        7,404        7,437
Other. . . . . . . . . . . . . . . . . . . . . . . . . .        1,138        1,137
                                                          -----------  -----------
Total. . . . . . . . . . . . . . . . . . . . . . . . . .  $   480,641  $   507,366
                                                          ===========  ===========


At March 31, 1998, the variable interest rate for notes payable under the $200 million revolving credit agreement, including the cost of the related commitment fee, was 6.2% and the variable interest rate under the $20 million revolving credit agreement was 6.3%.

On January 20, 1998, the Company sold its investment in U.S. government agency pass-through certificates for $12.2 million, resulting in a gain of less than $.1 million. The proceeds were used to retire overnight repurchase agreements which were collateralized by these marketable debt securities.

In January 1998, the Company entered into a forward Treasury lock whereby the Company locked a ten-year Treasury rate of 5.49% until August of 1998 for a notional amount of $35 million in anticipation of the issuance of Medium Term Notes at a future date. This financial instrument was purchased to hedge the Company's exposure against changes in interest rates and, accordingly, the gain or loss upon settlement will be recognized as a component of interest expense over the life of the Medium Term Notes.

In February 1998, the Company retired $35 million of 9.11% secured notes payable to an insurance company prior to their scheduled maturity. The payment of a prepayment penalty and the writeoff of unamortized loan issuance costs resulted in an extraordinary charge to earnings of $1.4 million, or $.05 per share.

The  Company's  debt  can  be  summarized  as  follows:

                                                 March 31,   December 31,
                                                   1998         1997
                                               ------------  ------------
As to interest rate:
     Fixed-rate debt (including amounts fixed
        through interest rate swaps). . . . .  $    388,501  $    419,792
     Variable-rate debt. . . . . . . . . . . .       92,140        87,574
                                               ------------  ------------

    Total . . . . . . . . . . . . . . . . . .  $    480,641  $    507,366
                                               ============  ============
As to collateralization:
    Secured debt. . . . . . . . . . . . . . .  $     75,826  $    107,152
    Unsecured debt. . . . . . . . . . . . . .       404,815       400,214
                                               ------------  ------------

    Total . . . . . . . . . . . . . . . . . .  $    480,641  $    507,366
                                               ============  ============


6.  PREFERRED  SHARES

On February 23, 1998, the Company issued $75 million of 7.44% cumulative redeemable preferred shares with a liquidation preference of $25 per share in an underwritten public offering. These shares are redeemable at the Company's option any time after March 31, 2003, but otherwise have no stated maturity. The redemption price is payable solely out of the sale proceeds of other capital shares of the Company, which may include other series of preferred shares. Dividends are cumulative and are payable quarterly on or about the last day of March, June, September and December. The net proceeds of $72.5 million were used to pay down amounts outstanding under the Company's $200 million line of credit and to retire $35 million of 9.11% secured notes payable.

7.  PROPERTY

The  Company's  property  consists  of  the  following:

                                           March 31,  December 31,
                                            1998          1997
                                        ------------  -------------
Land . . . . . . . . . . . . . . . . .  $    216,783  $     208,512
Land held for development. . . . . . .        31,135         31,679
Land under development . . . . . . . .         7,588          5,958
Buildings and improvements . . . . . .       900,656        863,567
Construction in-progress . . . . . . .         3,761          1,940
Property under direct financing leases         6,897          7,102
                                        ------------  -------------

Total. . . . . . . . . . . . . . . . .   $  1,166,820  $  1,118,758
                                        =============  ============


Interest and ad valorem taxes totaling $.3 million in 1998 and $.1 million in 1997 were capitalized to land under development or buildings under construction.

                                    PART I
                             FINANCIAL INFORMATION

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

Weingarten Realty Investors owned and operated 175 anchored shopping centers, 23 industrial properties, one multi-family residential project and one office building at March 31, 1998. Of the Company's 200 developed properties, 151 are located in Texas (including 93 in Houston and Harris County). The Company's remaining properties are located in Louisiana (11), Arizona (10), Nevada (5), Arkansas (5), New Mexico (5), Oklahoma (4), Kansas (3), Colorado
(2), Missouri (1), Illinois (1), Maine (1) and Tennessee (1). The Company has nearly 3,300 leases and 2,500 different tenants. Leases for the Company's properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of the Company's anchor tenants are supermarkets, drugstores and other retailers which generally sell basic necessity-type items.

CAPITAL  RESOURCES  AND  LIQUIDITY

The Company anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements, and that cash on hand, borrowings under its existing credit facility, issuance of unsecured debt and the use of project financing as well as other debt and equity alternatives will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows was $9.3 million for the first three months of 1998 as compared to $16.6 million for the same period of 1997. The decrease was primarily due to the timing of payment of interest, ad valorem taxes and accounts payable at year-end 1997.

The Company's Board of Trust Managers approved an increase in the quarterly dividend per common share from $.64 to $.67, effective this first quarter of 1998. The percentage of funds from operations paid out in cash dividends, or dividend payout ratio, was 75% and 78% for the first quarters of 1998 and 1997, respectively.

During the quarter, the Company acquired three shopping centers for an aggregate purchase price of $42.1 million, adding 544,000 square feet to its portfolio of properties. In early March, the Company acquired a 152,000 square foot shopping center in Lubbock, Texas, the Company's third center in this city. The Company's second purchase during March was a 360,000 square foot center in Corpus Christi located across the street from the city's two
regional  malls.    This  represents  the  Company's second property in Corpus
Christi.    Lastly,  the  Company  purchased  a  vacant  32,000  square  foot free-standing supermarket building in Grand Prairie, Texas, a suburb of Dallas. The building has subsequently been leased in its entirety to a regional supermarket operator.

During the quarter, the Company substantially completed construction at two new development locations where retail space was being constructed adjacent to occupant-owned anchor tenants. These properties, located in Houston and McKinney, Texas, a suburb of Dallas, added an aggregate of 60,000 square feet and represent an investment of $7 million.

Construction is ongoing at three other retail locations in Phoenix, Fairview Heights, Illinois and Watauga, Texas, which is located in the Dallas/Fort Worth area. These are also locations where the Company is developing space adjacent to occupant-owned anchors. These centers are expected to be completed at various times during 1998. The Company is also developing a 162,000 square foot bulk warehouse in Houston at the Company's master-planned industrial park. This development is expected to be completed in June of 1998. In the first quarter, the Company began development of another 158,000 square foot industrial facility in Houston which will be comprised of three separate buildings. The first building will be complete near the end of 1998, with the remainder to be completed in 1999. When completed, these retail and industrial developments will represent a total investment of $31 million and will add 543,000 square feet to the portfolio.

During this quarter, the Company announced the development of a $14 million, 260-unit luxury apartment project in River Pointe, a multi-use, master-planned project developed by the Company in Conroe, a suburb north of Houston. A well-respected, Houston-based developer of luxury apartments will build, lease and manage the apartment complex on the Company's behalf. Construction should commence in the second quarter and the project is scheduled for completion in the spring of 1999. The Company views this development primarily as an opportunistic use of land inventory rather than a programmed expansion of multi-family holdings.

Debt to total market capitalization at March 31, 1998 was 29% as compared to 30% at December 31, 1997. Total debt outstanding decreased to $480.6 million at quarter-end from $507.4 at December 31, 1997. This decrease was primarily due to the previously mentioned acquisitions in the first quarter of this year and the Company's ongoing development and redevelopment efforts, offset by the retirement of debt with the $72.5 million of proceeds from the Company's preferred share offering.

At quarter-end, the Company has protection against interest rate increases through fixed-rate loans and interest rate swap agreements on $388.5 million of the total debt outstanding at March 31, 1998. For the quarter ended March 31, 1998, the Company's average interest rate was unchanged at 7.2% as compared to the same period of the prior year.

FUNDS  FROM  OPERATIONS

The Company considers funds from operations to be an alternate measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization of real estate assets as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The National Association of Real Estate Investment Trusts defines funds from operations as net income plus depreciation and amortization of real estate assets, less gains and losses on sales of properties and securities. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

Funds from operations increased to $23.6 million for the first quarter of 1998, as compared to $21.9 million for the same period of 1997. This increase relates primarily to the impact of the Company's acquisitions and, to a lesser degree, new development and activity at its existing properties.

RESULTS  OF  OPERATIONS

Net income decreased to $12.3 million, or $.46 per share, from $12.8 million, or $.48 per share, for the first quarter of 1998 as compared with the same quarter of 1997. Included in net income for 1998 was an extraordinary loss of $1.4 million, or $.05 per share, on the early retirement of fixed-rate debt. Excluding this loss from 1998, net income would have increased by $.9 million from the prior year. This increase is due primarily to the Company's acquisitions and new developments during the past twelve months.

Rental revenues were $46.2 million for 1998, as compared to $40.3 million for 1997, representing an increase of approximately $6.0 million or 14.8%. This increase relates primarily to acquisitions and, to a lesser degree, new development and activity at the Company's existing retail properties. Occupancy of the Company's total portfolio increased to 92.9% at March 31, 1998 from 92.7% at the end of the first quarter of the prior year and was up from 91.8% at year-end 1997. During the first quarter of 1998 the Company completed 163 renewals or leases comprising .6 million square feet of space. Rental rates increased an average of 8.9% over the rates charged to the prior tenants. Net of capital costs for tenant improvements, the increase averaged 6.2%. Retail sales on a same store basis increased by 1% based on sales reported during the last twelve months.

Gross interest costs, before capitalization of interest, increased by $1.6 million from $7.0 million in the first quarter of 1997 to $8.6 million in the first quarter of 1998. The increase was due primarily to the increase in the average debt outstanding between periods, from $389.3 million in 1997 to $473.8 million in 1998. The average interest rate between periods was unchanged at 7.2%.

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

              (27)  Article  5  Financial  Data  Schedule  (EDGAR filing only).


         (b)  Reports  on  Form  8-K

              A Form 8-K, dated February 23, 1998, was filed to report the issuance of preferred shares in response to Item 5., Other Events.

              A Form 8-K, dated April 24, 1998, was filed to report significant acquisitions in response to Item 2., Acquisition or Disposition of Assets and Item 7., Financial Statements, Pro Forma Financial Information and Exhibits.

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



                                      WEINGARTEN  REALTY  INVESTORS
                                    ---------------------------------
                                               (Registrant)




                                   BY:   /s/    Stanford  Alexander
                                      -------------------------------
                                           Stanford  Alexander
                                   Chairman/Chief  Executive  Officer
                                    (Principal  Executive  Officer)




                                   BY:   /s/  Stephen  C.  Richter
                                      -------------------------------
                                          Stephen  C.  Richter
                                    Senior  Vice  President/Financial
                                      Administration  and  Treasurer
                                     (Principal  Accounting  Officer)


DATE:   April  28,  1998
       ------------------