Form 10-Q
period 1998-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 1998-07-29
CIK 828916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-Q
(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998
                                                -------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 27, 1998, there were 26,666,501 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.










                                    PART 1
                             FINANCIAL INFORMATION

ITEM  1.          CONSOLIDATED  FINANCIAL  STATEMENTS

                                 WEINGARTEN REALTY INVESTORS
                              STATEMENTS OF CONSOLIDATED INCOME
                                         (UNAUDITED)
                       (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      Three Months Ended     Six Months Ended
                                                            June 30,             June 30,
                                                    ----------------------  -----------------
                                                          1998        1997     1998      1997
                                                     ----------  ---------  --------  -------
Revenues:
  Rentals . . . . . . . . . . . . . . . . . . . . .  $  47,787   $  41,613  $94,021   $81,880
  Interest:
    Securities and Other. . . . . . . . . . . . . .         63         261      106       551
    Affiliates. . . . . . . . . . . . . . . . . . .        292         370      656       731
  Equity in earnings of real estate joint ventures
    and partnerships. . . . . . . . . . . . . . . .         91         259      186       503
  Other . . . . . . . . . . . . . . . . . . . . . .        575         340      801       851
                                                     ----------  ---------  --------  -------

       Total. . . . . . . . . . . . . . . . . . . .     48,808      42,843   95,770    84,516
                                                     ----------  ---------  --------  -------

Expenses:
  Depreciation and amortization . . . . . . . . . .     10,219       9,438   20,306    18,741
  Interest. . . . . . . . . . . . . . . . . . . . .      8,086       7,243   16,419    14,141
  Operating . . . . . . . . . . . . . . . . . . . .      7,475       6,706   14,288    12,712
  Ad valorem taxes. . . . . . . . . . . . . . . . .      6,075       5,524   12,058    10,861
  General and administrative. . . . . . . . . . . .      1,863       1,230    3,397     2,632
                                                     ----------  ---------  --------  -------

       Total. . . . . . . . . . . . . . . . . . . .     33,718      30,141   66,468    59,087
                                                     ----------  ---------  --------  -------

Income from Operations. . . . . . . . . . . . . . .     15,090      12,702   29,302    25,429
Gain (loss) on sales of property and securities . .        (13)         53       70       102
                                                     ----------  ---------  --------  -------
Income Before Extraordinary Charge. . . . . . . . .     15,077      12,755   29,372    25,531
Extraordinary Charge (early retirement of debt)                              (1,392)
                                                     ----------  ---------  --------  -------
Net Income. . . . . . . . . . . . . . . . . . . . .     15,077      12,755   27,980    25,531
Dividends on Preferred Shares . . . . . . . . . . .      1,395                1,969
                                                     ----------  ---------  --------  -------
Net Income Available to Common Shareholders . . . .  $  13,682   $  12,755  $26,011   $25,531
                                                     ==========  =========  ========  =======

Net Income Per Common Share - Basic:
Income Before Extraordinary Charge. . . . . . . . .  $     .51   $     .48  $  1.03   $   .96
Extraordinary Charge. . . . . . . . . . . . . . . .                            (.05)
                                                     ----------  ---------  --------  -------
Net Income. . . . . . . . . . . . . . . . . . . . .  $     .51   $     .48  $   .98   $   .96
                                                     ==========  =========  ========  =======

Net Income Per Common Share - Diluted:
Income Before Extraordinary Charge. . . . . . . . .  $     .51   $     .48  $  1.02   $   .95
Extraordinary Charge. . . . . . . . . . . . . . . .                            (.05)
                                                     ----------  ---------  --------  -------
Net Income. . . . . . . . . . . . . . . . . . . . .  $     .51   $     .48  $   .97   $   .95
                                                     ==========  =========  ========  =======



                See notes to consolidated financial statements.

                                     WEINGARTEN REALTY INVESTORS
                                     CONSOLIDATED BALANCE SHEETS
                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                           June 30,     December 31,
                                                                             1998           1997
                                                                         ------------  --------------
                                                                         (unaudited)
ASSETS
Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   1,202,921   $   1,118,758
Accumulated Depreciation. . . . . . . . . . . . . . . . . . . . . . . .       (279,851)       (262,551)
                                                                         --------------  --------------
Property - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        923,070         856,207
Investment in Real Estate Joint Ventures and Partnerships . . . . . . .          2,506           2,824
                                                                         --------------  --------------

Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        925,576         859,031

Mortgage Bonds and Notes Receivable from:
Affiliate (net of deferred gain of $4,487 in 1998 and 1997) . . . . . .         12,827          14,752
Real Estate Joint Ventures and Partnerships . . . . . . . . . . . . . .         15,289          15,250
Marketable Debt Securities. . . . . . . . . . . . . . . . . . . . . . .                         12,345
Unamortized Debt and Lease Costs. . . . . . . . . . . . . . . . . . . .         24,340          23,536
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $875 in 1998 and $1,000 in 1997). . . . . . . . . . . . .          9,923          14,583
Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . .          1,798           2,754
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,656           4,542
                                                                         --------------  --------------

Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     995,409   $     946,793
                                                                         ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     499,034   $     507,366
Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . . .         36,753          43,305
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,493           6,136
                                                                         --------------  --------------

          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .        542,280         556,807
                                                                         --------------  --------------
Shareholders' Equity:
  Preferred Shares of Beneficial Interest - par value, $.03 per share;
    shares authorized: 10,000; shares issued and outstanding:
    3,000 in 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . .             90
  Common Shares of Beneficial Interest - par value, $.03 per share;
    shares authorized: 150,000; shares issued and outstanding:
    26,667 in 1998 and 26,660 in 1997 . . . . . . . . . . . . . . . . .            800             800
  Capital surplus . . . . . . . . . . . . . . . . . . . . . . . . . . .        452,239         389,186
                                                                         ------------  --------------
  Shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . .        453,129         389,986
                                                                         ------------  --------------

               Total. . . . . . . . . . . . . . . . . . . . . . . . . .  $     995,409   $     946,793
                                                                         ==============  ==============



                     See notes to consolidated financial statements.


                            WEINGARTEN REALTY INVESTORS
                       STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    (UNAUDITED)
                              (AMOUNTS IN THOUSANDS)

                                                                Six Months Ended
                                                                    June 30,
                                                              --------------------

                                                                1998       1997
                                                              ---------  ---------
Cash Flows from Operating Activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $ 27,980   $ 25,531
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization. . . . . . . . . . . . . . . .    20,306     18,741
Equity in earnings of real estate joint ventures and
    partnerships . . . . . . . . . . . . . . . . . . . . . .      (138)      (503)
Gain on sales of property. . . . . . . . . . . . . . . . . .       (70)      (102)
Extraordinary change (Early retirement of debt). . . . . . .     1,392
Amortization of direct financing leases. . . . . . . . . . .       336        429
Changes in accrued rents and accounts receivable . . . . . .     4,644      3,197
Changes in other assets. . . . . . . . . . . . . . . . . . .    (5,285)    (3,301)
Changes in accounts payable and accrued expenses . . . . . .    (6,271)    (2,174)
Other, net . . . . . . . . . . . . . . . . . . . . . . . . .        30         63
                                                              ---------  ---------
Net cash provided by operating activities. . . . . . . . . .    42,924     41,881
                                                              ---------  ---------

Cash Flows from Investing Activities:
Investment in properties . . . . . . . . . . . . . . . . . .   (77,792)   (48,456)
Mortgage bonds and notes receivable:
Advances . . . . . . . . . . . . . . . . . . . . . . . . . .      (514)    (1,260)
Collections. . . . . . . . . . . . . . . . . . . . . . . . .       353      1,062
Proceeds from sales and disposition of property. . . . . . .       221        269
Real estate joint ventures and partnerships:
Investments                                                                   (46)
Distributions. . . . . . . . . . . . . . . . . . . . . . . .       250        397
Proceeds from sale of marketable debt securities . . . . . .    12,269
Other, net . . . . . . . . . . . . . . . . . . . . . . . . .       281      1,089
                                                              ---------  ---------
Net cash used in investing activities. . . . . . . . . . . .   (64,932)   (46,945)
                                                              ---------  ---------

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .    66,095     55,000
Common shares of beneficial interest . . . . . . . . . . . .       124        902
Preferred shares of beneficial interest. . . . . . . . . . .    72,512
Principal payments of debt . . . . . . . . . . . . . . . . .   (79,789)   (13,520)
Dividends paid . . . . . . . . . . . . . . . . . . . . . . .   (37,701)   (34,078)
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (189)      (156)
                                                              ---------  ---------
Net cash provided by financing activities. . . . . . . . . .    21,052      8,148
                                                              ---------  ---------

Net (decrease)/increase in cash and cash equivalents . . . .      (956)     3,084
Cash and cash equivalents at January 1 . . . . . . . . . . .     2,754        169
                                                              ---------  ---------
Cash and cash equivalents at June 30 . . . . . . . . . . . .  $  1,798   $  3,253
                                                              =========  =========



                See notes to consolidated financial statements.





                          WEINGARTEN REALTY INVESTORS
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                            (AMOUNTS IN THOUSANDS)

1.          INTERIM  FINANCIAL  STATEMENTS

The consolidated financial statements included in this report are unaudited, except for the balance sheet as of December 31, 1997. In the opinion of the Company, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

2.          SIGNIFICANT  ACCOUNTING  POLICIES

On March 19, 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") reached a consensus decision on Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which provides that internal costs of identifying and acquiring operating property incurred subsequent to March 19, 1998 should be expensed. The Company has historically capitalized the direct internal costs of identifying and acquiring operating property and, accordingly, realized an increase in expense for the quarter ended June 30, 1998 of $.3 million or approximately $.01 per common share. The Company expects that this level of acquisition costs will continue in the future.

On May 21, 1998, the EITF reached a consensus decision on Issue No. 98-9, "Accounting for Contingent Rent In Interim Financial Periods" which provides that recognition of rental income in interim periods must be deferred until the specified target that triggers the contingent rental income is achieved. The Company has historically recognized rental income based on a percentage of tenant sales ratably over the course of the year. This consensus is effective May 21, 1998 and will require the Company to defer recognition of this income until the date that the tenant's sales exceed the breakpoint set forth in the lease agreement. The Company believes the impact of this consensus will be to decrease percentage rentals in the fiscal year ending December 31, 1998 by approximately $.4 million and increase revenue in the year ending December 31, 1999 by a like amount. Additionally, the amount of percentage rentals recognized in each quarter of subsequent fiscal years will differ from historical experience, with a significant concentration in the fourth quarter.

3.          PER  SHARE  DATA

Net income per common share-basic ("Basic EPS") is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share-diluted ("Diluted EPS") is also computed using net income available to common shareholders, however, the weighted average shares outstanding are adjusted for potentially dilutive securities for the periods indicated, as follows (in thousands):



                                    Three Months Ended  Six Months Ended
                                         June 30,            June 30,
                                    ------------------  --------------
Weighted Average Shares: . . . . .      1998    1997       1998     1997
                                    --------  -------    -------  -------

Basic EPS. . . . . . . . . . . . .    26,667   26,641     26,666   26,620
Effect of dilutive securities:
  Employee share options . . . . .       128      150        153      144
  Convertible partnership interest        39                 39

Diluted EPS. . . . . . . . . . . .    26,834   26,791     26,858   26,764
                                     =======  =======    =======  =======












4.          COMPREHENSIVE  INCOME

Effective  January  1,  1998,  the  Company  adopted  Statement  of  Financial
Accounting  Standards  No.  130,  "Reporting  Comprehensive  Income."    This
statement requires presentation of the components of comprehensive income, including the changes in equity from non-owner sources such as unrealized gains on marketable securities. The Company's total comprehensive income was as follows:



                                                    Three Months Ended    Six Months Ended
                                                         June 30,            June 30,
                                                    ------------------    -----------------
                                                  1998        1997        1998      1997
                                               ---------  ---------    ---------  ---------
Net Income. . . . . . . . . . . . . . . . . .  $  15,077  $  12,755      $27,980    $25,531
                                               ---------  ---------    ---------  ---------
Unrealized gains on marketable securities:
Unrealized holding gain arising during period                   214           58        362
Less:  Reclassification adjustment for gain
    included in net income                                                   (1)
                                               ---------  ---------    ---------  ---------
                                                                214           57        362
                                               ---------  ---------    ---------  ---------
Comprehensive Income. . . . . . . . . . . . .  $  15,077  $  12,969      $28,037    $25,893
                                               =========  =========    =========  =========


5.          DEBT

     The  Company's  debt  consists  of  the  following:


                                                     June 30,     December 31,
                                                       1998          1997
                                                  -------------  -------------
Fixed-rate debt payable to 2015 at 6.0% to 10.5%  $     355,190  $     379,749
Notes payable under revolving credit agreements.        122,896         94,400
Repurchase agreements. . . . . . . . . . . . . .                        12,176
Industrial revenue bonds to 2015 at 4.7% to 6.8%
    at June 30, 1997 . . . . . . . . . . . . . .          7,372          7,437
Obligations under capital leases . . . . . . . .         12,467         12,467
Other. . . . . . . . . . . . . . . . . . . . . .          1,109          1,137
                                                  -------------  -------------
Total. . . . . . . . . . . . . . . . . . . . . .  $     499,034  $     507,366
                                                  =============  =============


At June 30, 1998, the variable interest rate for notes payable under the $200 million revolving credit agreement, including the cost of the related commitment fee, was 6.2% and the variable interest rate under the $20 million
revolving  credit  agreement    was  6.4%.

In January 1998, the Company entered into a forward Treasury lock whereby the Company locked a ten-year Treasury rate of 5.49% until August of 1998 for a notional amount of $35 million in anticipation of the issuance of debt at a future date. This Treasury lock was sold in April 1998 for a gain of $.8 million. Since this financial instrument was purchased to hedge the Company's exposure against changes in interest rates, this gain on settlement will be deferred until the anticipated issuance of debt occurs, at which time it will be recognized as a reduction to interest expense over the life of the debt issued in the future.

In June 1998, the Company entered into two forward Treasury locks whereby the Company locked ten-year Treasury rates averaging 5.50% until November and December of 1998, for notional amounts of $25 million each, in anticipation of the issuance of debt at a future date. These financial instruments were purchased to hedge the Company's exposure against changes in interest rates and, accordingly, the gain or loss upon settlement will be recognized as a component of interest expense over the life of the debt issued in the future.

During the quarter, the Company issued $7 million of unsecured Medium Term Notes with an average life of 9 years at an average interest rate of 6.4%. Including the effect of amortizing a prorata portion of the deferred gain on the settlement of the Treasury lock discussed above, the average rate is 6.2%.

The  Company's  debt  can  be  summarized  as  follows:


                                              June 30,   December 31,
                                                1998         1997
                                           ------------  ------------
As to interest rate:
Fixed-rate debt (including amounts fixed
through interest rate swaps). . . . . . .  $    395,204  $    419,792
Variable-rate debt. . . . . . . . . . . .       103,830        87,574
                                           ------------  ------------

Total . . . . . . . . . . . . . . . . . .  $    499,034  $    507,366
                                           ============  ============
As to collateralization:
Secured debt. . . . . . . . . . . . . . .  $     75,366  $    107,152
Unsecured debt. . . . . . . . . . . . . .       423,668       400,214
                                           ----------  ----------

Total . . . . . . . . . . . . . . . . . .  $    499,034  $    507,366
                                           ============  ============



6.          PROPERTY

     The  Company's  property  consists  of  the  following:


                                            June 30,  December 31,
                                              1998       1997
                                        ------------  ------------
Land . . . . . . . . . . . . . . . . .  $    220,531  $    208,512
Land held for development. . . . . . .        33,954        31,679
Land under development . . . . . . . .         8,880         5,958
Buildings and improvements . . . . . .       926,285       863,567
Construction in-progress . . . . . . .         6,564         1,940
Property under direct financing leases         6,707         7,102
                                        ------------  ------------

Total. . . . . . . . . . . . . . . . .  $  1,202,921  $  1,118,758
                                        ============  ============



7.          CARRYING  CHARGES  CAPITALIZED

During  the  periods  shown,  the following carrying charges were capitalized:


                      Three Months Ended     Six Months Ended
                           June 30,             June 30,
                      ------------------    -----------------

                         1998      1997        1998     1997
                       -------   -------    -------   -------
Interest . . . . . . .  $  378    $  172     $  650    $  297
Ad valorem taxes . . .      11         9         21        17
                       -------   -------    -------   -------
Total. . . . . . . . .  $  389    $  181     $  671   $  314
                       =======   =======    =======   =======



8.          RELATED  PARTY  TRANSACTION

During  the  second  quarter  of  1998,  the  Company  purchased 13.7 acres of undeveloped land from WRI Holdings, Inc. ("Holdings") to be used for the development of a luxury apartment complex in Conroe, Texas, a suburb of Houston. The Company and Holdings share certain directors and are under common management. The purchase price was $2.2 million and was based upon an independent third party appraisal.

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

Weingarten Realty Investors owned and operated 175 anchored shopping centers, 25 industrial properties, one multi-family residential project and one office building at June 30, 1998. Of the Company's 202 developed properties, 153 are located in Texas (including 93 in Houston and Harris County). The Company's remaining properties are located in Louisiana (11), Arizona (10), Nevada (5), Arkansas (5), New Mexico (5), Oklahoma (4), Kansas (3), Colorado (2), Missouri
(1), Illinois (1), Maine (1) and Tennessee (1). The Company has nearly 3,300 leases and 2,500 different tenants. Leases for the Company's properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of the Company's anchor tenants are supermarkets, drugstores and other retailers which generally sell basic necessity-type items.

CAPITAL  RESOURCES  AND  LIQUIDITY

The Company anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements, and that cash on hand, borrowings under its existing credit facilities, issuance of unsecured debt and the use of project financing as well as other debt and equity alternatives will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows was $42.9 million for the first six months of 1998 as compared to $41.9 million for the same period of 1997. The increase was due primarily to the Company's acquisition and new development programs.

The Company's Board of Trust Managers approved a quarterly dividend per common share of $.67 for the second quarter of 1998. The percentage of funds from operations paid out in cash dividends, or dividend payout ratio, was 75% and 77% for the second quarters of 1998 and 1997, respectively.

The Company invested an additional $33.5 million in the portfolio through acquisitions, new development and redevelopment's of existing properties, bringing the 1998 total to $82.7 million. Acquisitions during the quarter added .8 million square feet to the portfolio, representing an investment of $18.7 million. The Company purchased three industrial projects during the quarter, including two facilities in Dallas which represent the Company's first industrial properties in this market. Regal Distribution Center is an office/distribution facility totaling 203,000 square feet which was 100% leased at the time of purchase. Also located in Dallas is Space Center Industrial Park, a 265,000 square foot office/service center which was also 100% leased at the date of acquisition. The Company purchased the 128,000 square foot Houston Cold Storage Warehouse, located at the Company's master-planned Railwood Industrial Park. In late June, the Company purchased two buildings formerly occupied by Wal-Mart, both of which are adjacent to shopping centers owned by the Company.

With respect to new development, construction continues at the two retail locations where the Company is constructing retail space adjacent to occupant-owned supermarkets or other national retailers. Arrowhead Festival Shopping Center in Glendale, Arizona, a suburb of Phoenix, came on line during the quarter. Construction is nearly complete at the bulk warehouse facility located at Railwood Industrial Park. A lease on approximately 100,000 square feet of this 162,000 square foot facility has been signed and is expected to commence in early August and firm prospects exist for the remainder of the space. Construction is underway on the first of three buildings which will be developed on 11.5 acres of land in southwest Houston purchased in the first quarter of 1998. The first building of this 158,000 square foot industrial facility will be completed in the fourth quarter of 1998, with the remainder projected to be finished in 1999.

Debt to total market capitalization at June 30, 1998 was unchanged at 30% from December 31, 1997. Total debt outstanding decreased to $499.0 million at quarter-end from $507.4 at December 31, 1997. This decrease was primarily due to the retirement of debt with the $72.5 million of proceeds from the Company's first quarter preferred share offering, offset by acquisitions in the first six months of this year and the Company's ongoing development and redevelopment efforts.

During the second quarter of 1998, the Company sold a $35 million forward Treasury lock with a notional amount of $35 million which it had purchased in the first quarter of 1998, resulting in a gain of $.8 million. As this Treasury lock was purchased in anticipation of the sale of additional debt in the future, the gain from the sale of the lock has been deferred and will effectively reduce the interest cost of future debt issued by the Company going forward. In the second quarter of 1998, the Company purchased an additional notional amount of $50 million of forward Treasury locks which lock the ten-year Treasury rate at an average of 5.5% These locks will mature in equal amounts in November and December of 1998 and were also purchased in anticipation of the sale of additional debt by the Company in the future.

In June, the Company issued $7 million of Medium Term Notes. These unsecured notes have an average life of nine years and an average interest rate of 6.4%. Including the effect of the deferred gain on the sale of the Treasury lock discussed above, the average rate is 6.2%.

At quarter-end, the Company has protection against interest rate increases through fixed-rate loans and interest rate swap agreements on $395.2 million of the total debt outstanding at June 30, 1998. For the quarter ended June 30, 1998, the Company's average interest rate was 7.1% as compared to 7.2% for the same period of the prior year and its cash flow covered its interest costs
3.75  times  for  the  twelve  months  ended  June  30,  1998.

FUNDS  FROM  OPERATIONS

The Company considers funds from operations to be an alternate measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization of real estate assets as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The National Association of Real Estate Investment Trusts defines funds from operations as net income plus depreciation and amortization of real estate assets, less gains and losses on sales of properties and securities. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows from operations as a measure of liquidity.

Funds from operations increased to $23.8 million for the second quarter of 1998, as compared to $22.0 million for the same period of 1997. For the six months ended June 30, 1998, funds from operations increased to $47.4 million from $44.0 million. These increases relate primarily to the impact of the Company's acquisitions and, to a lesser degree, new development and activity at its existing properties.

RESULTS  OF  OPERATIONS

Net income available to common shareholders increased to $13.7 million, or $.51 per share, from $12.8 million, or $.48 per share, for the second quarter of 1998 as compared with the same quarter of 1997. This increase is due primarily to the Company's acquisitions and new developments during the past twelve months.

Rental revenues were $47.8 million for 1998, as compared to $41.6 million for 1997, representing an increase of approximately $6.2 million or 14.8%. This increase relates primarily to acquisitions and, to a lesser degree, new development and activity at the Company's existing properties. Occupancy of the Company's total portfolio increased to 93.4% at June 30, 1998 from 92.5% at the end of the second quarter of the prior year and was up from 91.8% at year-end 1997. During the first six months of 1998, the Company completed 379 renewals or leases comprising 1.7 million square feet of space. Rental rates increased an average of 7.5% over the rates charged to the prior tenants. Net of capital costs for tenant improvements, the increase averaged 4.5%. Retail sales on a same-store basis increased by 1% based on sales reported during the last twelve months.

Gross interest costs, before capitalization of interest, increased by $1.1 million from $7.4 million in the second quarter of 1997 to $8.5 million in the second quarter of 1998. The increase was due primarily to the increase in the average debt outstanding between periods from $411.1 million in 1997 to $476.1 million in 1998. The average interest rate between periods decreased from 7.2% in 1997 to 7.1% in 1998. The amount of interest capitalized during the period increased from $.2 million in 1997 to $.4 million in 1998 due to an increase in new development activity.

General and administrative expenses increased by $.6 million to $1.8 million in the second quarter of 1998 from $1.2 million in the same quarter of 1997. The increase is partly due to the expensing of $.3 million of direct costs of acquiring operating properties in 1998, while such costs were capitalized in 1997. Also contributing to the increase is an increase in staffing necessitated by the growth in the portfolio and the increased activity in acquisitions and new development.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of the Company's acquisition and new development programs.

SIX  MONTHS  ENDED  JUNE  30,  1998

Net income increased by $.5 million to $26.0 million, or $.98 per share, for the first six months of 1998 from $25.5 million, or $.96 per share, for the
comparable  period  in  1997.    Included  in  net  income  for  1998  is  an
extraordinary loss of $1.4 million, or $.05 per share, on the early retirement of debt.

Rental revenues increased 14.8% to $94.0 million, compared with $81.9 million for the same period of the prior year. This increase relates primarily to acquisitions and, to a lesser degree, new development and activity at the Company's existing properties.

Gross interest costs, before capitalization of interest, increased by $2.7 million to $17.1 million in the first six months of 1998 from $14.4 million in the same period of 1997, or 18.8%. The increase was due primarily to an increase in the average debt outstanding between periods, from $400.0 million in 1997 to $475.0 million in 1998. The average interest rate remained unchanged at 7.2%. The amount of interest capitalized during the period increased from $.3 million in 1997 to $.6 million in 1998 due to an increase in new development activity.

General and administrative expense increased by $.8 million, from $2.6 million in 1997 to $3.4 million in 1998. The increase is partly due to the expensing of $.3 million of direct costs of acquiring operating properties in 1998, while such costs were capitalized in 1997. Also contributing to the increase is an increase in staffing necessitated by the growth in the portfolio and the increased activity in acquisitions and new development.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of the Company's acquisition and new development programs.

                                    PART II
                               OTHER INFORMATION

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

         (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

              (12) A statement of ratios of earnings and funds from operationsto fixed charges.

              (27.1)  Article  5  Financial  Data Schedule (EDGAR filing only).

              (27.2)  Article  5  Financial  Data Schedule (EDGAR filing only).

              (27.3)  Article  5  Financial  Data Schedule (EDGAR filing only).

              (27.4)  Article  5  Financial  Data Schedule (EDGAR filing only).

              (27.5)  Article  5  Financial  Data Schedule (EDGAR filing only).

              (27.6)  Article  5  Financial  Data Schedule (EDGAR filing only).

         (b)  Reports  on  Form  8-K

              A Form 8-K, dated April 24, 1998, was filed to report significant acquisitions in response to Item 2., Acquisition or Disposition of Assets and Item 7., Financial Statements, Pro orma Financial Information and Exhibits.

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



          WEINGARTEN  REALTY  INVESTORS
          -----------------------------
          (Registrant)



          BY:    /s/    Stanford  Alexander
            -------------------------------
          Stanford  Alexander
          Chairman/Chief  Executive  Officer
           (Principal  Executive  Officer)



          BY:      /s/  Stephen  C.  Richter
            --------------------------------
          Stephen  C.  Richter
          Senior  Vice  President/Financial
          Administration  and  Treasurer
          (Principal  Accounting  Officer)


DATE:          July  29,  1998
               ---------------