Form 10-Q
period 1998-09-30
WEINGARTEN REALTY INVESTORS /TX/
filed 1998-10-27
CIK 828916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-Q
(Mark  One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For the quarterly period ended September 30, 1998
                                              ------------------

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 26, 1998, there were 26,666,834 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.


                                    PART 1
                             FINANCIAL INFORMATION

ITEM  1.          CONSOLIDATED  FINANCIAL  STATEMENTS

                                       WEINGARTEN REALTY INVESTORS
                                    STATEMENTS OF CONSOLIDATED INCOME
                                               (UNAUDITED)
                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      Three Months Ended      Nine Months Ended
                                                        September 30,           September 30,
                                                     -------------------     --------------------
                                                        1998       1997        1998       1997
                                                     ---------  ---------    ---------  ---------
Revenues:
  Rentals . . . . . . . . . . . . . . . . . . . . .   $ 49,169   $ 42,600    $ 143,192  $ 124,480
  Interest:
    Securities and Other. . . . . . . . . . . . . .         65        249          143        800
    Affiliates. . . . . . . . . . . . . . . . . . .        356        364        1,040      1,095
  Equity in earnings of real estate joint ventures
    and partnerships. . . . . . . . . . . . . . . .         89        266          275        769
  Other . . . . . . . . . . . . . . . . . . . . . .        276        521        1,075      1,372
                                                     ---------  ---------    ---------  ---------

       Total. . . . . . . . . . . . . . . . . . . .     49,955     44,000      145,725    128,516
                                                     ---------  ---------    ---------  ---------

Expenses:
  Depreciation and amortization . . . . . . . . . .     10,493      9,450       30,798     28,191
  Interest. . . . . . . . . . . . . . . . . . . . .      8,479      7,588       24,899     21,729
  Operating . . . . . . . . . . . . . . . . . . . .      7,439      6,625       21,727     19,337
  Ad valorem taxes. . . . . . . . . . . . . . . . .      6,530      5,618       18,588     16,479
  General and administrative. . . . . . . . . . . .      1,662      1,381        5,058      4,013
                                                     ---------  ---------    ---------  ---------

       Total. . . . . . . . . . . . . . . . . . . .     34,603     30,662      101,070     89,749
                                                     ---------  ---------    ---------  ---------

Income from Operations. . . . . . . . . . . . . . .     15,352     13,338       44,655     38,767
Gain on sales of property and securities. . . . . .        347      2,839          417      2,941
                                                     ---------  ---------    ---------  ---------
Income Before Extraordinary Charge. . . . . . . . .     15,699     16,177       45,072     41,708
Extraordinary Charge (early retirement of debt) . .                             (1,392)
                                                     ---------  ---------    ---------  ---------
Net Income. . . . . . . . . . . . . . . . . . . . .     15,699     16,177       43,680     41,708
Dividends on Preferred Shares . . . . . . . . . . .      1,395                   3,364
                                                     ---------  ---------    ---------  ---------
Net Income Available to Common Shareholders . . . .   $ 14,304   $ 16,177     $ 40,316   $ 41,708
                                                     =========  =========    =========  =========

Net Income Per Common Share - Basic:
  Income Before Extraordinary Charge. . . . . . . .   $    .54   $    .61     $   1.56   $   1.57
  Extraordinary Charge. . . . . . . . . . . . . . .                               (.05)
                                                     ---------  ---------    ---------  ---------
  Net Income. . . . . . . . . . . . . . . . . . . .   $    .54   $    .61     $   1.51   $   1.57
                                                     =========  =========    =========  =========

Net Income Per Common Share - Diluted:
  Income Before Extraordinary Charge. . . . . . . .   $    .53   $    .60     $   1.55   $   1.56
  Extraordinary Charge. . . . . . . . . . . . . . .                               (.05)
                                                     ---------  ---------    ---------  ---------
  Net Income. . . . . . . . . . . . . . . . . . . .   $    .53   $    .60     $   1.50   $   1.56
                                                     =========  =========    =========  =========



                See notes to consolidated financial statements.







                                       WEINGARTEN REALTY INVESTORS
                                       CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          September 30,    December 31,
                                                                              1998             1997
                                                                         ---------------  --------------
                                                                           (unaudited)
                                ASSETS
Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,227,530   $   1,118,758
Accumulated Depreciation. . . . . . . . . . . . . . . . . . . . . . . .        (288,006)       (262,551)
                                                                         ---------------  --------------
    Property - net. . . . . . . . . . . . . . . . . . . . . . . . . . .         939,524         856,207
Investment in Real Estate Joint Ventures and Partnerships . . . . . . .           2,425           2,824
                                                                         ---------------  --------------

        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         941,949         859,031

Mortgage Bonds and Notes Receivable from:
    Affiliate (net of deferred gain of $4,487 in 1998 and 1997) . . . .          12,872          14,752
    Real Estate Joint Ventures and Partnerships . . . . . . . . . . . .          21,502          15,250
Marketable Debt Securities                                                                       12,345
Unamortized Debt and Lease Costs. . . . . . . . . . . . . . . . . . . .          24,841          23,536
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $903 in 1998 and $1,000 in 1997). . . . . . . . . . . . .          15,258          14,583
Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . .           2,451           2,754
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,379           4,542
                                                                         ---------------  --------------

        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,025,252   $     946,793
                                                                         ===============  ==============

                LIABILITIES AND SHAREHOLDERS' EQUITY

Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      529,356   $     507,366
Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . . .          39,041          43,305
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,206           6,136
                                                                         ---------------  --------------

          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .         575,603         556,807
                                                                         ---------------  --------------

Shareholders' Equity:
  Preferred Shares of Beneficial Interest - par value, $.03 per share;
    shares authorized: 10,000; shares issued and outstanding:
    3,000 in 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . .              90
  Common Shares of Beneficial Interest - par value, $.03 per share;
    shares authorized: 150,000; shares issued and outstanding:
    26,667 in 1998 and 26,660 in 1997 . . . . . . . . . . . . . . . . .             800             800
  Capital surplus . . . . . . . . . . . . . . . . . . . . . . . . . . .         448,759         389,186
                                                                         ---------------  --------------
  Shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . .         449,649         389,986
                                                                         ---------------  --------------

         Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,025,252   $     946,793
                                                                         ===============  ==============



                See notes to consolidated financial statements.


                            WEINGARTEN REALTY INVESTORS
                       STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    (UNAUDITED)
                               (AMOUNTS IN THOUSANDS)

                                                                  Nine Months Ended
                                                                     September 30,
                                                                ---------------------

                                                                   1998        1997
                                                                ----------  ---------
Cash Flows from Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $  43,680   $ 41,708
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . .     30,798     28,191
      Equity in earnings of real estate joint ventures and
        partnerships . . . . . . . . . . . . . . . . . . . . .       (204)      (769)
      Gain on sales of property. . . . . . . . . . . . . . . .       (418)    (2,941)
      Extraordinary charge (early retirement of debt). . . . .      1,392
      Amortization of direct financing leases. . . . . . . . .        483        513
      Changes in accrued rents and accounts receivable . . . .       (560)       295
      Changes in other assets. . . . . . . . . . . . . . . . .     (8,125)    (5,560)
      Changes in accounts payable and accrued expenses . . . .     (3,362)    (2,823)
      Other, net . . . . . . . . . . . . . . . . . . . . . . .        (89)        54
                                                                ----------  ---------
        Net cash provided by operating activities. . . . . . .     63,595     58,668
                                                                ----------  ---------

Cash Flows from Investing Activities:
  Investment in properties . . . . . . . . . . . . . . . . . .   (103,714)   (69,191)
  Mortgage bonds and notes receivable:
      Advances . . . . . . . . . . . . . . . . . . . . . . . .     (7,298)    (1,388)
      Collections. . . . . . . . . . . . . . . . . . . . . . .        884      1,462
  Proceeds from sales and disposition of property. . . . . . .        371      8,749
  Real estate joint ventures and partnerships:
      Investments                                                                (53)
      Distributions. . . . . . . . . . . . . . . . . . . . . .        279        558
  Proceeds from sale of marketable debt securities . . . . . .     12,229
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . .        241      1,845
                                                                ----------  ---------
        Net cash used in investing activities. . . . . . . . .    (97,008)   (58,018)
                                                                ----------  ---------

Cash Flows from Financing Activities:
  Proceeds from issuance of:
      Debt . . . . . . . . . . . . . . . . . . . . . . . . . .    138,528    102,220
      Common shares of beneficial interest . . . . . . . . . .        124      1,582
      Preferred shares of beneficial interest. . . . . . . . .     72,512
  Principal payments of debt . . . . . . . . . . . . . . . . .   (120,847)   (50,271)
  Dividends paid . . . . . . . . . . . . . . . . . . . . . . .    (56,962)   (51,138)
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (245)      (214)
                                                                ----------  ---------
        Net cash provided by financing activities. . . . . . .     33,110      2,179
                                                                ----------  ---------

Net (decrease)/increase in cash and cash equivalents . . . . .       (303)     2,829
Cash and cash equivalents at January 1 . . . . . . . . . . . .      2,754        169
                                                                ----------  ---------
Cash and cash equivalents at September 30. . . . . . . . . .     $  2,451   $  2,998
                                                                ==========  =========



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

2.   SIGNIFICANT  ACCOUNTING  POLICIES

On March 19, 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") reached a consensus decision on Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which provides that internal costs of identifying and acquiring operating property incurred subsequent to March 19, 1998 should be expensed. The Company has historically capitalized the direct internal costs of identifying and acquiring operating property and, accordingly, realized an increase in expense in each of the quarters ended June 30, 1998 and September 30, 1998 of $.3 million or approximately $.01 per common share. The Company expects that this level of acquisition costs will continue in the future.

On May 21, 1998, the EITF reached a consensus decision on Issue No. 98-9, "Accounting for Contingent Rent In Interim Financial Periods" which provides that recognition of rental income in interim periods must be deferred until the specified target that triggers the contingent rental income is achieved. The Company has historically recognized rental income based on a percentage of tenant sales ratably over the course of the year. This consensus was effective May 21, 1998 and requires the Company to defer recognition of this income until the date that the tenant's sales exceed the breakpoint set forth in the lease agreement. The application of this consensus resulted in a reduction in rental revenue in the quarter ended September 30, 1998 of $.2 million and is expected to result in similar reductions in each of the next three fiscal quarters.

3.   PER  SHARE  DATA

Net income per common share-basic ("Basic EPS") and net income per common share-diluted ("Diluted EPS") are computed as follows (in thousands except per share amounts):




                                                        Three Months Ended      Nine Months Ended
                                                         September 30,            September 30,
                                                      ---------  ---------    ---------  ---------
                                                         1998       1997         1998       1997
                                                      ---------  ---------    ---------  ---------
Basic EPS:

Numerator:
    Net income . . . . . . . . . . . . . . . . . . .   $ 15,699   $ 16,177     $ 43,680   $ 41,708
    Preferred dividends. . . . . . . . . . . . . . .     (1,395)                 (3,364)
                                                      ---------  ---------    ---------  ---------
    Net income available to common shareholders. . .   $ 14,304   $ 16,177     $ 40,316   $ 41,708
                                                      =========  =========    =========  =========

Denominator:
    Weighted average common
      shares outstanding . . . . . . . . . . . . . .     26,667     26,652       26,666     26,631
                                                      =========  =========    =========  =========

Net income per common share - basic. . . . . . . . .   $    .54   $    .61     $   1.51   $   1.57
                                                      =========  =========    =========  =========


Diluted EPS:

Numerator:
    Net income . . . . . . . . . . . . . . . . . . .   $ 15,699   $ 16,177     $ 43,680   $ 41,708
    Preferred dividends. . . . . . . . . . . . . . .     (1,395)                 (3,364)
    Adjustment for convertible partnership interests          5                       5
                                                      ---------  ---------    ---------  ---------
                                                       $ 14,309   $ 16,177     $ 40,321   $ 41,708
                                                      =========  =========    =========  =========

Denominator:
    Weighted average of common
      shares outstanding . . . . . . . . . . . . . .     26,667     26,652       26,666     26,631
    Effect of dilutive securities:
      Employee share options . . . . . . . . . . . .         65        129          124        141
      Convertible partnership interests. . . . . . .         54                      44
                                                      ---------  ---------    ---------  ---------

                                                         26,786     26,781       26,834     26,772
                                                      =========  =========    =========  =========

Net income per common share - diluted. . . . . . . .   $    .53   $    .60     $   1.50   $   1.56
                                                      =========  =========    =========  =========



4.   COMPREHENSIVE  INCOME

Effective  January  1,  1998,  the  Company  adopted  Statement  of  Financial
Accounting  Standards  No.  130,  "Reporting  Comprehensive  Income."    This
statement requires presentation of the components of comprehensive income, including the changes in equity from non-owner sources such as unrealized gains on marketable securities. The Company's total comprehensive income was as follows:



                                                       Three Months Ended       Nine Months Ended
                                                         September 30,            September 30,
                                                      --------------------    --------------------
                                                         1998       1997         1998       1997
                                                      ---------  ---------    ---------  ---------
Net Income . . . . . . . . . . . . . . . . . . . . .   $ 15,699   $ 16,177     $ 43,680   $ 41,708
                                                      ---------  ---------    ---------  ---------
Unrealized gains (loss) on marketable securities:
Unrealized holding gain (loss) arising during period                    11           58        (81)
Less:  Reclassification adjustment for gain
    included in net income                                                           (1)
                                                      ---------  ---------    ---------  ---------
                                                                        11           57        (81)
                                                      ---------  ---------    ---------  ---------

Comprehensive Income . . . . . . . . . . . . . . . .   $ 15,699   $ 16,188     $ 43,737   $ 41,627
                                                      =========  =========    =========  =========



5.   DEBT

     The  Company's  debt  consists  of  the  following:


                                                   September 30,   December 31,
                                                        1998           1997
                                                   --------------  -------------
Fixed-rate debt payable to 2015 at 6.0% to 10.5%.  $      402,900  $     379,749
Variable-rate unsecured notes to 2000 . . . . . .          82,000
Notes payable under revolving credit agreements .          24,590         94,400
Obligations under capital leases. . . . . . . . .          12,467         12,467
Repurchase agreements                                                     12,176
Industrial revenue bonds to 2015 at 4.05% to 6.2%
    at September 30, 1998 . . . . . . . . . . . .           6,290          7,437
Other . . . . . . . . . . . . . . . . . . . . . .           1,109          1,137
                                                   --------------  -------------
        Total . . . . . . . . . . . . . . . . . .  $      529,356  $     507,366
                                                   ==============  =============


At September 30, 1998, the variable interest rate for notes payable under the $200 million revolving credit agreement was 5.8% and the variable interest rate under the $20 million revolving credit agreement was 6.5%.

During the quarter, the Company issued $129.5 million of unsecured Medium Term Notes. Of those issued $47.5 million are fixed-rate notes with an average life of 6.4 years at an average interest rate of 6.3%. Including the effect of a gain of $.7 million on the sale of a Treasury lock which was designated as a hedge against $28 million of the fixed-rate notes, the average rate is 6.0%. The remaining $82 million of Medium Term Notes are two-year variable-rate notes which bear interest at 17 basis points over LIBOR and are callable quarterly by the Company after six months. At September 30, 1998 the interest rate on these variable-rate notes was 5.9%.

     The  Company's  debt  can  be  summarized  as  follows:


                                           September 30,   December 31,
                                                1998           1997
                                           --------------  -------------
As to interest rate:
  Fixed-rate debt (including amounts fixed
    through interest rate swaps). . . . .  $      442,900  $     419,792
  Variable-rate debt. . . . . . . . . . .          86,456         87,574
                                           --------------  -------------

        Total . . . . . . . . . . . . . .  $      529,356  $     507,366
                                           ==============  =============
As to collateralization:
  Secured debt. . . . . . . . . . . . . .  $       73,848  $     107,152
  Unsecured debt. . . . . . . . . . . . .         455,508        400,214
                                           --------------  -------------

        Total . . . . . . . . . . . . . .  $      529,356  $     507,366
                                           ==============  =============


6.   PROPERTY

The  Company's  property  consists  of  the  following:


                                        September 30,   December 31,
                                             1998           1997
                                        --------------  -------------
Land . . . . . . . . . . . . . . . . .  $      222,313  $     208,512
Land held for development. . . . . . .          30,541         31,679
Land under development . . . . . . . .          12,355          5,958
Buildings and improvements . . . . . .         953,128        863,567
Construction in-progress . . . . . . .           2,978          1,940
Property under direct financing leases           6,215          7,102
                                        --------------  -------------

Total. . . . . . . . . . . . . . . . .  $    1,227,530  $   1,118,758
                                        ==============  =============

7.   CARRYING  CHARGES  CAPITALIZED

During  the  periods  shown,  the following carrying charges were capitalized:

                        Three Months Ended     Nine Months Ended
                          September 30,          September 30,
                       -------------------    ------------------

                          1998      1997        1998      1997
                        --------  --------    --------  --------
Interest . . . . . . .   $   361   $   277     $ 1,010   $   574
Ad valorem taxes . . .        13         6          34        23
                        --------  --------    --------  --------

Total. . . . . . . . .   $   374   $   283     $ 1,044   $   597
                        ========  ========    ========  ========




8.   SUBSEQUENT  EVENT

On October 20, 1998, the Company issued $90 million of 7.125% Series B cumulative redeemable preferred shares with a liquidation preference of $25 per share in an underwritten public offering. These shares are redeemable by the shareholder only upon death in cash or common shares, at the Company's option, and are redeemable by the Company any time after October 20, 2003 in cash only. The redemption price is payable solely out of the sale proceeds of other capital shares of the Company, which may include other series of preferred shares. Dividends are cumulative and are payable quarterly on or about the 15th day of each March, June, September and December. The net proceeds of $87.2 million from the preferred shares will be used to pay down all amounts outstanding under the Company's $200 million revolving credit facility, with the excess invested in short-term interest-bearing securities.

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

Weingarten Realty Investors owned and operated 176 anchored shopping centers, 28 industrial properties and one office building at September 30, 1998. Of the Company's 205 developed properties, 155 are located in Texas (including 95 in Houston and Harris County). The Company's remaining properties are located in Louisiana (11), Arizona (10), Arkansas (6), Nevada (5), New Mexico (5), Oklahoma (4), Kansas (3), Colorado (2), Missouri (1), Illinois (1), Maine (1) and Tennessee (1). The Company has nearly 3,300 leases and 2,500 different tenants. Leases for the Company's properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of the Company's anchor tenants are supermarkets, drugstores and other retailers which generally sell basic necessity-type items.

CAPITAL  RESOURCES  AND  LIQUIDITY

The Company anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements, and that cash on hand, borrowings under its existing credit facilities, issuance of unsecured debt and the use of project financing as well as other debt and equity alternatives will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows was $63.6 million for the first nine months of 1998 as compared to $58.7 million for the same period of 1997. The increase was due primarily to the Company's acquisition and new development programs.

The Company's Board of Trust Managers approved a quarterly dividend per common share of $.67 for the third quarter of 1998. The percentage of funds from operations paid out in cash dividends, or dividend payout ratio, was 74% and 75% for the third quarters of 1998 and 1997, respectively.

The Company invested an additional $28.7 million in the portfolio through acquisitions, new development and redevelopment of existing properties, bringing the 1998 total to $111.4 million. Acquisitions during the quarter added .5 million square feet to the portfolio, representing an investment of $15.1 million. The Company purchased three industrial projects during the quarter, including two facilities in Houston and one facility in Dallas. The Company purchased a 111,000 square foot distribution facility located in this market. This property was 100% leased at the time of purchase and represents the Company's third industrial facility in Dallas. In Houston, the Company purchased a 60,000 square foot office/warehouse facility which is 100% leased and a 184,000 square foot office/warehouse facility which was vacant.

Additionally, the Company purchased the 81,000 square foot Phase II of Mission Center, a retail center in Las Vegas purchased by the Company in 1995. In mid-September, the Company purchased a 30% partnership interest in the 178,000 square foot Markham Commercial Center in Little Rock, Arkansas, the Company's fifth property in the Little Rock market. Subsequent to quarter-end, Brodie Oaks Shopping Center, a 245,000 square foot center located in Austin, Texas, was acquired.

With  respect  to new development,  the  Company  purchased  land  and started development of 32,000 square feet of retail space adjacent to a 63,000 square foot Smith's Food Store in Avondale, Arizona, a suburb of Phoenix Construction continues at two retail locations where the Company is constructing space adjacent to occupant-owned supermarkets or other national retailers. Construction is also underway on the first of three office/service buildings which will be developed on 11.5 acres of land in southwest Houston purchased in the first quarter of 1998. The first building of this 158,000 square foot industrial facility will be completed in the fourth quarter of 1998, with the remainder to be finished in 1999. Additionally, construction began on the 260-unit luxury apartment project in River Pointe, a multi-use master-planned project developed by the Company in Conroe, a suburb north of Houston. The projected total investment in these development projects is $37.1 million.

Construction was completed earlier in the year on Arrowhead Festival Shopping Center in Glendale, Arizona, a suburb of Phoenix. This 26,000 square foot center is now 100% leased. A bulk warehouse facility located at the Company's Railwood Industrial Park in Houston has also been completed with 126,000 square feet currently leased. The Company's investment in these projects totals  $8.5  million.

During the quarter, the Company issued $47.5 million of fixed-rate unsecured notes and $82 million of two-year variable-rate unsecured notes. The fixed-rate notes have an average life of 6.4 years and an average rate of 6.0%, including the effect of a gain of $.7 million on the sale of a Treasury lock which was designated as a hedge against $28 million of the fixed-rate notes. The variable-rate notes are priced at 17 basis points over LIBOR and are callable quarterly by the Company after six months.

Total debt outstanding increased to $529.4 million at quarter-end from $507.4 at December 31, 1997. This increase was primarily due to the funding of acquisitions, new development activity and other capital expenditures, offset by the retirement of debt with the $72.5 million of proceeds from the Company's first quarter preferred share offering. The Company had an average interest rate for the third quarter of 7.08%, down from 7.34% in 1997. The Company's debt to total capitalization is a conservative 31.2% and its cash flow covers its interest costs a strong 3.75 times for the four quarters ended September 30, 1998.

Subsequent  to  quarter-end,  the  Company sold $90 million of 7.125% Series B cumulative redeemable preferred shares with a liquidation preference of $25 per share in an underwritten public offering. These shares are redeemable by the shareholder only upon death in cash or common shares, at the Company's option, and are redeemable by the Company any time after five years from the date of issuance in cash only. The proceeds from the preferred share offering will be used to pay down all amounts outstanding under the Company's $200 million revolving credit facility and the excess funds will be invested in short-term interest-bearing securities. Such excess funds will be used to fund acquisition and new development activity and to retire the two-year variable-rate unsecured notes on or before maturity.

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

Funds from operations increased to $24.4 million for the third quarter of 1998, as compared to $22.7 million for the same period of 1997. For the nine months ended September 30, 1998, funds from operations increased to $71.8 million from $66.6 million. These increases relate primarily to the impact of the Company's acquisitions and, to a lesser degree, new development and activity at its existing properties.

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  SEPTEMBER  30,  1998

Net income available to common shareholders decreased to $14.3 million from $16.2 million for the third quarter of 1998 as compared with the same quarter of 1997. Basic net income per share decreased to $.54 in 1998 from $.61 in 1997 while diluted net income per share decreased to $.53 in 1998 from $.60 in 1997. Included in net income in 1997 was $2.9 million, or $.11 per share, of gain on the condemnation of a portion of a shopping center, while net income in 1998 included a gain on the sale of the Company's interest in an apartment complex of $.3 million, or $.01 per share. Excluding these gains, the increase in net income is due primarily to the Company's acquisitions and new developments during the past twelve months.

Rental revenues were $49.2 million for 1998, as compared to $42.6 million for 1997, representing an increase of approximately $6.6 million or 15.4%. This increase relates primarily to acquisitions and, to a lesser degree, new development and activity at the Company's existing properties. Occupancy of the Company's total portfolio increased to 93.1% at September 30, 1998 from 92.4% at the end of the third quarter of the prior year and was up from 91.8% at year-end 1997. During the first nine months of 1998, the Company completed 593 renewals or leases comprising 2.5 million square feet of space. Rental rates increased an average of 5.8% over the rates charged to the prior tenants. Net of capital costs for tenant improvements, the increase averaged 2.8%. Retail sales on a same-store basis increased by 1% based on sales reported during the last twelve months.

Gross interest costs, before capitalization of interest, increased by $1.0 million from $7.9 million in the third quarter of 1997 to $8.8 million in the third quarter of 1998. The increase was due primarily to the increase in the average debt outstanding between periods from $427.6 million in 1997 to $500.3 million in 1998. The average interest rate between periods decreased from 7.3% in 1997 to 7.1% in 1998. The amount of interest capitalized during the period increased from $.3 million in 1997 to $.4 million in 1998 due to an increase in new development activity.

General and administrative expenses increased by $.3 million to $1.7 million in the third quarter of 1998 from $1.4 million in the same quarter of 1997. The increase is partly due to the expensing of $.3 million of direct costs of acquiring operating properties in 1998, while such costs were capitalized in 1997. Also contributing to the increase is an increase in staffing necessitated by the growth in the portfolio and the increased activity in acquisitions and new development.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of the Company's acquisition and new development programs.

NINE  MONTHS  ENDED  SEPTEMBER  30,  1998

Net income available to common shareholders decreased by $1.4 million to $40.3 million for the first nine months of 1998 from $41.7 million for the comparable period in 1997. Basic net income per share decreased to $1.51 in 1998 from $1.57 in 1997 while diluted net income per share decreased to $1.50 in 1998 from $1.56 in 1997. Included in net income in 1997 was $2.9 million, or $.11 per share, of gain on the condemnation of a shopping center, while net income in 1998 included a gain on the sale of the Company's interest in an apartment complex of $.3 million, or $.01 per share. Also included in net income for 1998 is an extraordinary loss of $1.4 million, or $.05 per share, on the early retirement of debt. Excluding these items, the increase in net income is due primarily to the Company's acquisitions and new developments during the past twelve months.

Rental revenues increased 15.0% to $143.2 million, compared with $124.5 million for the same period of the prior year. This increase relates primarily to acquisitions and, to a lesser degree, new development and activity at the Company's existing properties.

Gross interest costs, before capitalization of interest, increased by $3.6 million to $25.9 million in the first nine months of 1998 from $22.3 million in the same period of 1997, or 16.2%. The increase was due primarily to an increase in the average debt outstanding between periods, from $409.3 million in 1997 to $483.7 million in 1998. The average interest rate decreased from 7.3% in 1997 to 7.1% in 1998. The amount of interest capitalized during the period increased from $.6 million in 1997 to $1.0 million in 1998 due to an increase in new development activity.

General and administrative expense increased by $1.0 million, from $4.0 million in 1997 to $5.1 million in 1998. The increase is partly due to the expensing of $.6 million of direct costs of acquiring operating properties in 1998, while such costs were capitalized in 1997. Also contributing to the increase is an increase in staffing necessitated by the growth in the portfolio and the increased activity in acquisitions and new development.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of the Company's acquisition and new development programs.

YEAR  2000  COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. These date code fields will need to be amended to allow the system to distinguish 21st century dates from the 20th century dates. The use of software and computer systems that are not Year 2000 compliant could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with Year 2000 requirements.

The Company has completed a review of its software and hardware and determined that all mission-critical systems are Year 2000 compliant. Non-mission critical software and hardware have also been reviewed and the Company has identified certain personal computers, local area networks and file servers which are scheduled for upgrades or replacement as part of the Company's ongoing maintenance of its information system technology. The Company has also completed a review of Year 2000 issues not related to information technology including, but not limited to, the use of imbedded chips or internal clocks in machinery or equipment. As the Company owns primarily single story industrial buildings and neighborhood retail centers without enclosed common areas, the use of this technology is very limited and, accordingly, the Company has determined that it is Year 2000 compliant. The Company has no incremental costs in addressing these Year 2000 issues.

The  Company  has  communicated with its major tenants, financial institutions and utility companies to determine the extent to which the Company is vulnerable to third parties' failures to resolve their Year 2000 issues. Based on the representations received from these third parties, the Company does not believe this represents a material risk to the Company. Nevertheless, the Company has no guarantee that such third party systems will operate as represented. In the event significant systems of one of these third parties fails, the operating results and financial condition of the Company could be adversely effected.

Based on the Company's assessment of the readiness of its own systems and those of significant third parties, it has not deemed it necessary to develop a formal contingency plan. In the event additional information comes to the Company's attention which would change its current assessment, it will consider the need for a contingency plan at that time.



                                    PART II
                               OTHER INFORMATION

ITEM  6. EXHIBITS  AND  REPORTS  ON  FORM  8-K

        (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

            (12) A statement of ratios of earnings and funds from operations to fixed charges.

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



                                                WEINGARTEN  REALTY  INVESTORS
                                                -----------------------------
                                                      (Registrant)



                                               BY:   /s/  Stanford  Alexander
                                               -------------------------------
                                                    Stanford  Alexander
                                              Chairman/Chief Executive Officer
                                              (Principal  Executive  Officer)



                                               BY:   /s/  Stephen  C.  Richter
                                               --------------------------------
                                                   Stephen  C.  Richter
                                              Senior  Vice  President/Financial
                                               Administration  and  Treasurer
                                              (Principal  Accounting  Officer)


DATE:  October  27,  1998
       ------------------