Form 10-K
period 1998-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 1999-03-12
CIK 828916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K
(Mark  One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                                    (713) 866-6000
                                            (Registrant's telephone number)

                             Securities registered pursuant to Section 12(b) of the Act.

                     Title of Each Class                            Name of each exchange on which registered
-----------------------------------------------------------------  -------------------------------------------
     Common Shares of Beneficial Interest, $0.03 par value                    New York Stock Exchange
Series A Cumulative Redeemable Preferred Shares, $0.03 par value              New York Stock Exchange
Series C Cumulative Redeemable Preferred Shares, $0.03 par value              New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common shares held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on February 23, 1999 was approximately $1,120,950,474. As of February 23, 1999 there were 26,689,297 shares of beneficial interest, $.03 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held April 28, 1999 are incorporated by reference in Part III.

     Exhibit  Index  beginning  on  Page  40


                                    TABLE OF CONTENTS


ITEM NO.                                                                        PAGE NO.
--------                                                                        --------
PART I

           1.  Business                                                                1
           2.  Properties                                                              3
           3.  Legal Proceedings                                                      13
           4.  Submission of Matters to a Vote of Shareholders                        13
               Executive Officers of the Registrant                                   14


PART II

           5.  Market for Registrant's Common Shares of Beneficial
               Interest and Related Shareholder Matters                               15
           6.  Selected Financial Data                                                16
           7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                    17
          7A.  Qualitative and Quantitative Disclosure about Market Risk              21
           8.  Financial Statements and Supplementary Data                            22
           9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                                    39


PART III

          10.  Trust Managers and Executive Officers of the Registrant                40
          11.  Executive Compensation                                                 40
          12.  Security Ownership of Certain Beneficial Owners and
               Management                                                             40
          13.  Certain Relationships and Related Transactions                         40


PART IV

          14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K        40

                                     PART I

ITEM  1.  BUSINESS

     General. Weingarten Realty Investors (the "Company"), an unincorporated trust organized under the Texas Real Estate Investment Trust Act, and its predecessor entity began the ownership and development of shopping centers and other commercial real estate in 1948. The Company is self-advised and self-managed and, as of December 31, 1998, owned or operated under long-term leases interests in 217 developed income-producing real estate projects, 179 of which were shopping centers, located in the Houston metropolitan area and in other parts of Texas and in Louisiana, Nevada, Arizona, New Mexico, Oklahoma, Arkansas, Kansas, Colorado, Missouri, Tennessee, Illinois and Maine. The Company's other commercial real estate projects included 37 industrial projects and one office building, which serves, in part, as the Company's headquarters. The Company's interests in these projects aggregated approximately 26.1 million square feet of building area and 96.6 million square feet of land area. The Company also owned interests in 27 parcels of unimproved land under development or held for future development which aggregated approximately 9.3 million square feet.

     The Company currently employs 188 persons and its principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008, and its phone number is (713) 866-6000.

     Reorganizations. In December 1984, the Company engaged in a series of transactions primarily designed to enable it to qualify as a real estate investment trust ("REIT") for federal income tax purposes for the 1985 calendar year and subsequent years. The Company contributed certain assets considered unsuitable for ownership by the Company as a REIT and $3.5 million in cash to WRI Holdings, Inc. ("Holdings"), a Texas corporation and a newly-formed subsidiary of the Company, in exchange for voting and non-voting common stock of Holdings (which was subsequently distributed to the Company's shareholders) and $26.8 million of mortgage bonds. For additional information concerning Holdings, refer to Note 4 of the Notes to Consolidated Financial Statements at page 31.

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

     Location of Properties. Historically, the Company has emphasized investments in properties located primarily in the Houston area. Since 1987, the Company has actively acquired properties outside of Houston. Of the Company's 244 properties which were owned or operated under long-term leases as of December 31, 1998, 97 of its 217 developed properties and 16 of its 27 parcels of unimproved land were located in the Houston metropolitan area. In addition to these properties, the Company owned 65 developed properties and 8 parcels of unimproved land located in other parts of Texas. Because of the Company's investments in the Houston area, as well as in other parts of Texas, the Houston and Texas economies affect, to some degree, the business and operations of the Company.

     In 1998, the economies of Houston and Texas continued to grow, albeit at a slower pace than 1997, but still exceeding the national average; the economy of the entire southwestern United States, where the company has its primary operations, also remained strong relative to the national average. The Houston economy, because of its strengths in energy and engineering and construction, has become much more integrated into the international economy and is somewhat affected by the international climate. Thus, Houston's expansion is expected to pause in 1999 showing only modest growth but expand in 2000 and beyond. A deterioration in the Houston or Texas economies could adversely affect the Company. However, the Company's centers are generally anchored by grocery and drug stores under long term leases, and such types of stores, which deal in basic necessity-type items, tend to be less affected by economic change.


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

     Financial Information. Certain additional financial information concerning the Company is included in the Company's Consolidated Financial Statements located on pages 23 through 38 herein.

ITEM  2.  PROPERTIES

     At December 31, 1998, the Company's real estate properties consisted of 244 locations in thirteen states. A complete listing of these properties, including the name, location, building area and land area (in square feet), as applicable, is as follows:


                                           SHOPPING CENTERS

                                                                        Building
                      Name and Location                                   Area           Land Area
---------------------------------------------------------------------  ----------       -----------
HOUSTON AND HARRIS COUNTY, TOTAL. . . . . . . . . . . . . . . . . . .   7,084,000        28,074,000
Alabama-Shepherd, S. Shepherd at W. Alabama . . . . . . . . . . . . .      28,000    *       88,000  *
Almeda Road, Almeda at Cleburne . . . . . . . . . . . . . . . . . . .      34,000           147,000
Bayshore Plaza, Spencer Hwy. at Burke Rd. . . . . . . . . . . . . . .      36,000           196,000
Bellaire Boulevard, Bellaire at S. Rice . . . . . . . . . . . . . . .      35,000           137,000
Bellfort, Bellfort at Southbank . . . . . . . . . . . . . . . . . . .      48,000           167,000
Bellfort Southwest, Bellfort at Gessner . . . . . . . . . . . . . . .      30,000            89,000
Bellwood, Bellaire at Kirkwood. . . . . . . . . . . . . . . . . . . .     136,000           655,000
Bingle Square, U.S. Hwy. 290 at Bingle. . . . . . . . . . . . . . . .      46,000           168,000
Braeswood Square, N. Braeswood at Chimney Rock. . . . . . . . . . . .     103,000           422,000
Centre at Post Oak, Westheimer at Post Oak Blvd.. . . . . . . . . . .     184,000           505,000
Copperfield Village, Hwy. 6 at F.M. 529 . . . . . . . . . . . . . . .     153,000           712,000
Crestview, Bissonnet at Wilcrest. . . . . . . . . . . . . . . . . . .       9,000            35,000
Crosby, F.M. 2100 at Kenning Road (61%) . . . . . . . . . . . . . . .      36,000    *      124,000  *
Cullen Place, Cullen at Reed. . . . . . . . . . . . . . . . . . . . .       7,000            30,000
Cullen Plaza, Cullen at Wilmington. . . . . . . . . . . . . . . . . .      81,000           318,000
Cypress Pointe, F.M. 1960 at Cypress Station. . . . . . . . . . . . .     191,000           737,000
Cypress Village, Louetta and Grant Road . . . . . . . . . . . . . . .      25,000           134,000
Del Sol Market Place, Telephone at Monroe . . . . . . . . . . . . . .      26,000            87,000
Eastpark, Mesa Rd. at Tidwell . . . . . . . . . . . . . . . . . . . .     140,000           665,000
Edgebrook, Edgebrook at Gulf Fwy. . . . . . . . . . . . . . . . . . .      78,000           360,000
Fiesta Village, Quitman at Fulton . . . . . . . . . . . . . . . . . .      30,000            80,000
Fondren Southwest Village, Fondren at W. Bellfort . . . . . . . . . .     225,000         1,014,000
Fondren/West Airport, Fondren at W. Airport . . . . . . . . . . . . .      62,000           223,000
45/York Plaza, I-45 at W. Little York . . . . . . . . . . . . . . . .     210,000           840,000
Glenbrook Square, Telephone Road. . . . . . . . . . . . . . . . . . .      71,000           320,000
Griggs Road, Griggs at Cullen . . . . . . . . . . . . . . . . . . . .      85,000           422,000
Harrisburg Plaza, Harrisburg at Wayside . . . . . . . . . . . . . . .      95,000           334,000
Heights Plaza, 20th St. at Yale . . . . . . . . . . . . . . . . . . .      72,000           228,000
Humblewood Shopping Plaza, Eastex Fwy. at F.M. 1960 . . . . . . . . .     180,000           784,000
I-45/Telephone Rd. Center, I-45 at Maxwell Street . . . . . . . . . .     126,000           819,000
Inwood Village, W. Little York at N. Houston-Rosslyn. . . . . . . . .      68,000           305,000
Jacinto City, Market at Baca. . . . . . . . . . . . . . . . . . . . .      24,000    *       67,000  *
Kingwood, Kingwood Dr. at Chesnut Ridge . . . . . . . . . . . . . . .     155,000           648,000
Landmark, Gessner at Harwin . . . . . . . . . . . . . . . . . . . . .      56,000           228,000
Lawndale, Lawndale at 75th St.. . . . . . . . . . . . . . . . . . . .      53,000           177,000
Little York Plaza, Little York at E. Hardy. . . . . . . . . . . . . .     118,000           486,000
Long Point, Long Point at Wirt (77%). . . . . . . . . . . . . . . . .      58,000    *      257,000  *
Lyons Avenue, Lyons at Shotwell . . . . . . . . . . . . . . . . . . .      68,000           179,000
Market at Westchase, Westheimer at Wilcrest . . . . . . . . . . . . .      84,000           333,000
Miracle Corners, S. Shaver at Southmore . . . . . . . . . . . . . . .      87,000           386,000
Northbrook, Northwest Fwy. at W. 34th . . . . . . . . . . . . . . . .     204,000           656,000
North Main Square, Pecore at N. Main. . . . . . . . . . . . . . . . .      18,000            64,000

                                                                  Table continued on next page


                                                                        Building
                      Name and Location                                   Area            Land Area
---------------------------------------------------------------------  ----------        -----------

North Oaks, F.M. 1960 at Veterans Memorial. . . . . . . . . . . . . .     322,000         1,246,000
North Triangle, I-45 at F.M. 1960 . . . . . . . . . . . . . . . . . .      16,000           113,000
Northway, Northwest Fwy. at 34th. . . . . . . . . . . . . . . . . . .     212,000           793,000
Northwest Crossing, N.W. Fwy. at Hollister (75%). . . . . . . . . . .     135,000    *      671,000  *
Northwest Park Plaza, F.M. 149 at Champions Forest. . . . . . . . . .      32,000           268,000
Oak Forest, W. 43rd at Oak Forest . . . . . . . . . . . . . . . . . .     158,000           541,000
Orchard Green, Gulfton at Renwick . . . . . . . . . . . . . . . . . .      64,000           257,000
Randall's/Cypress Station, F.M. 1960 at I-45. . . . . . . . . . . . .     141,000           618,000
Randall's/El Dorado, El Dorado at Hwy. 3. . . . . . . . . . . . . . .     119,000           429,000
Randall's/Kings Crossing, Kingwood Dr. at Lake Houston Pkwy.. . . . .     128,000           624,000
Randall's/Norchester, Grant at Jones. . . . . . . . . . . . . . . . .     109,000           475,000
Richmond Square, Richmond Ave. at W. Loop 610 . . . . . . . . . . . .      33,000           136,000
River Oaks, East, W. Gray at Woodhead . . . . . . . . . . . . . . . .      71,000           206,000
River Oaks, West, W. Gray at S. Shepherd. . . . . . . . . . . . . . .     235,000           609,000
Sheldon Forest, North, I-10 at Sheldon. . . . . . . . . . . . . . . .      22,000           131,000
Sheldon Forest, South, I-10 at Sheldon. . . . . . . . . . . . . . . .      38,000    *      164,000  *
Shops at Three Corners, S. Main at Old Spanish Trail (70%). . . . . .     183,000    *      803,000  *
Southgate, W. Fuqua at Hiram Clark. . . . . . . . . . . . . . . . . .     115,000           533,000
Spring Plaza, Hammerly at Campbell. . . . . . . . . . . . . . . . . .      56,000           202,000
Steeplechase, Jones Rd. at F.M. 1960. . . . . . . . . . . . . . . . .     193,000           849,000
Stella Link, North, Stella Link at S. Braeswood (77%) . . . . . . . .      40,000    *      156,000  *
Stella Link, South, Stella Link at S. Braeswood . . . . . . . . . . .      15,000            56,000
Studemont, Studewood at E. 14th St. . . . . . . . . . . . . . . . . .      28,000            91,000
Ten Blalock Square, I-10 at Blalock . . . . . . . . . . . . . . . . .      97,000           321,000
10/Federal, I-10 at Federal . . . . . . . . . . . . . . . . . . . . .     132,000           474,000
University Plaza, Bay Area At Space Center. . . . . . . . . . . . . .      96,000           424,000
The Village Arcade, University at Kirby . . . . . . . . . . . . . . .     192,000           414,000
West  Junction, Hwy. 6 at Kieth Harrow Dr.. . . . . . . . . . . . . .      67,000           264,000
Westbury Triangle, Chimney Rock at W. Bellfort. . . . . . . . . . . .      67,000           257,000
Westchase, Westheimer at Wilcrest . . . . . . . . . . . . . . . . . .     236,000           766,000
Westhill Village, Westheimer at Hillcroft . . . . . . . . . . . . . .     131,000           480,000
Wilcrest Southwest, Wilcrest at Southwest Fwy.. . . . . . . . . . . .      26,000            77,000

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL . . . . . . . . . . . .   6,056,000        25,883,000
Coronado, S.W. 34th St. at Wimberly Dr., Amarillo . . . . . . . . . .      49,000           201,000
Grand Plaza, Interstate Hwy 40 at Grand Ave., Amarillo. . . . . . . .     157,000           637,000
Puckett Plaza, Bell Road, Amarillo. . . . . . . . . . . . . . . . . .     133,000           621,000
Spanish Crossroads, Bell St. at Atkinson St., Amarillo. . . . . . . .      72,000           275,000
Wolflin Village, Wolflin Ave. at Georgia St., Amarillo. . . . . . . .     191,000           421,000
Brodie Oaks, South Lamar Blvd. at Loop 360, Austin. . . . . . . . . .     245,000         1,050,000
Southridge Plaza, William Cannon Dr. at S. 1st St., Austin. . . . . .     143,000           565,000
Baywood, State Hwy. 60 at Baywood Dr., Bay City . . . . . . . . . . .      40,000           169,000
Calder, Calder at 24th St., Beaumont. . . . . . . . . . . . . . . . .      34,000           129,000
North Park Plaza, Eastex Fwy. at Dowlen, Beaumont . . . . . . . . . .      70,000    *      318,000  *
Phelan West, Phelan at 23rd St., Beaumont (67%) . . . . . . . . . . .      16,000    *       59,000  *
Southgate, Calder Ave. at 6th St., Beaumont . . . . . . . . . . . . .      34,000           118,000
Westmont, Dowlen at Phelan, Beaumont. . . . . . . . . . . . . . . . .      95,000           507,000
Bryan Village, Texas at Pease, Bryan. . . . . . . . . . . . . . . . .      29,000            98,000
Parkway Square, Southwest Pkwy at Texas Ave., College Station . . . .     158,000           685,000

                                                                  Table continued on next page


                                                                        Building
                      Name and Location                                   Area            Land Area
---------------------------------------------------------------------  ----------        -----------

Montgomery Plaza, Loop 336 West, Conroe . . . . . . . . . . . . . . .     315,000         1,156,000
River Pointe, I-45 at Loop 336, Conroe. . . . . . . . . . . . . . . .      42,000           329,000
Moore Plaza, S. Padre Island Dr. at Staples, Corpus Christi . . . . .     360,000         1,491,000
Portairs, Ayers St. at Horne Rd., Corpus Christi. . . . . . . . . . .     121,000           416,000
Dickinson, I-45 at F.M. 517, Dickinson (72%). . . . . . . . . . . . .      55,000    *      225,000  *
Coronado Hills, Mesa at Balboa, El Paso . . . . . . . . . . . . . . .     128,000           575,000
Southcliff, I-20 and Grandbury Rd., Ft. Worth . . . . . . . . . . . .     116,000           568,000
Broadway, Broadway at 59th St., Galveston (77%) . . . . . . . . . . .      58,000    *      167,000  *
Galveston Place, Central City Blvd. at 61st St., Galveston. . . . . .     206,000           828,000
Food King Place, 25th St. at Avenue P, Galveston. . . . . . . . . . .      28,000            78,000
Fiesta, Belt Line Rd. at Marshall Dr., Grand Prairie. . . . . . . . .      32,000           236,000
Cedar Bayou, Bayou Rd., La Marque . . . . . . . . . . . . . . . . . .      15,000            51,000
Corum South, Gulf Fwy., League City . . . . . . . . . . . . . . . . .     112,000           680,000
Caprock Center, 50th at Boston Ave., Lubbock. . . . . . . . . . . . .     375,000         1,255,000
Central Plaza, Loop 289 at Slide Rd., Lubbock . . . . . . . . . . . .     152,000           529,000
Town & Country, 4th St. at University, Lubbock. . . . . . . . . . . .     134,000           339,000
Angelina Village, Hwy. 59 at Loop 287, Lufkin . . . . . . . . . . . .     254,000         1,835,000
Independence Plaza, Town East Blvd., Mesquite . . . . . . . . . . . .     179,000           787,000
McKinney Centre, US Hwy 380  at U.S Hwy 75, McKinney. . . . . . . . .      27,000           145,000
University Park Plaza, University Dr. at E. Austin St., Nacogdoches .      78,000           283,000
Mid-County, Twin Cities Hwy. at Nederland Ave., Nederland . . . . . .     107,000           611,000
Gillham Circle, Gillham Circle at Thomas, Port Arthur . . . . . . . .      33,000            94,000
Village, 9th Ave. at 25th St., Port Arthur (77%). . . . . . . . . . .      39,000    *      185,000  *
Porterwood, Eastex Fwy. at F.M. 1314, Porter. . . . . . . . . . . . .      99,000           487,000
Plaza, Ave. H at U.S. Hwy. 90A, Rosenberg . . . . . . . . . . . . . .      41,000    *      135,000  *
Rose-Rich, U.S. Hwy. 90A at Lane Dr., Rosenberg . . . . . . . . . . .     104,000           386,000
Bandera Village, Bandera at Hillcrest, San Antonio. . . . . . . . . .      57,000           607,000
Oak Park Village, Nacogdoches at New Braunfels, San Antonio . . . . .      65,000           221,000
Parliament Square, W. Ave. at Blanco, San Antonio . . . . . . . . . .      65,000           260,000
San Pedro Court, San Pedro at Hwy. 281N., San Antonio . . . . . . . .       2,000            18,000
Valley View, West Ave. at Blanco Rd., San Antonio . . . . . . . . . .      89,000           341,000
Market at Town Center, Town Center Blvd., Sugar Land. . . . . . . . .     392,000         1,732,000
Williams Trace, Hwy. 6 at Williams Trace, Sugar Land. . . . . . . . .     263,000         1,187,000
New Boston Road, New Boston at Summerhill, Texarkana. . . . . . . . .      90,000           335,000
Island Market Place, 6th St. at 9th Ave., Texas City. . . . . . . . .      27,000            90,000
Mainland, Hwy. 1765 at Hwy. 3, Texas City . . . . . . . . . . . . . .      69,000           279,000
Palmer Plaza, F.M. 1764 at 34th St., Texas City . . . . . . . . . . .      97,000           367,000
Broadway, S. Broadway at W. 9th St., Tyler (77%). . . . . . . . . . .      46,000    *      197,000  *
Crossroads, I-10 at N. Main, Vidor. . . . . . . . . . . . . . . . . .     116,000           516,000
Watauga, Hwy. 377 at Bursey Rd., Watauga. . . . . . . . . . . . . . .       2,000             9,000

LOUISIANA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .   1,337,000         5,504,000
Park Terrace, U.S. Hwy. 171 at Parish, DeRidder . . . . . . . . . . .     137,000           520,000
Town & Country Plaza, U.S. Hwy. 190 West, Hammond . . . . . . . . . .     215,000           915,000
Westwood Village, W. Congress at Bertrand, Lafayette. . . . . . . . .     141,000           942,000
East Town, 3rd Ave. at 1st St., Lake Charles. . . . . . . . . . . . .      33,000    *      117,000  *
14/Park Plaza, Hwy. 14 at General Doolittle, Lake Charles . . . . . .     207,000           654,000
Kmart Plaza, Ryan St., Lake Charles . . . . . . . . . . . . . . . . .     105,000    *      406,000  *
Southgate, Ryan at Eddy, Lake Charles . . . . . . . . . . . . . . . .     171,000           628,000
Danville Plaza, Louisville at 19th, Monroe. . . . . . . . . . . . . .     143,000           539,000

                                                                  Table continued on next page


                                                                        Building
                      Name and Location                                   Area            Land Area
---------------------------------------------------------------------  ----------        -----------

LOUISIANA, (CONT'D.)
Orleans Station, Paris, Robert E. Lee & Chatham, New Orleans. . . . .       5,000            31,000
Southgate, 70th at Mansfield, Shreveport. . . . . . . . . . . . . . .      73,000           359,000
Westwood, Jewella at Greenwood, Shreveport. . . . . . . . . . . . . .     107,000           393,000

NEVADA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,091,000         4,398,000
Francisco Centre, E. Desert Inn Rd. at S. Eastern Ave., Las Vegas . .     116,000           639,000
Mission Center, Flamingo Rd. at Maryland Pkwy, Las Vegas. . . . . . .     152,000           570,000
Paradise Marketplace, Flamingo Rd. at Sandhill, Las Vegas . . . . . .     149,000           536,000
Rainbow Plaza, Rainbow Blvd. at Charleston Blvd., Las Vegas . . . . .     280,000         1,063,000
Rancho Towne & Country, Rancho Dr. at Charleston Blvd., Las Vegas . .      87,000           350,000
Tropicana Marketplace, Tropicana at Jones Blvd., Las Vegas. . . . . .     143,000           519,000
College Park, E. Lake Mead Blvd. at Civic Ctr. Dr., North Las Vegas .     164,000           721,000

ARIZONA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,052,000         4,702,000
University Plaza, Plaza Way at Milton Rd., Flagstaff. . . . . . . . .     166,000           918,000
Arrowhead Festival, 75th Ave. and W. Bell Rd., Glendale . . . . . . .      26,000           157,000
Camelback Village Square, Camelback at 7th Avenue, Phoenix. . . . . .     135,000           543,000
Squaw Peak Plaza, 16th Street at Glendale Ave., Phoenix . . . . . . .      61,000           220,000
Fountain Plaza, 77th St. at McDowell, Scottsdale. . . . . . . . . . .     112,000           460,000
Rancho Encanto, 35th Avenue and Greenway Rd., Phoenix . . . . . . . .      71,000           259,000
Broadway Marketplace, Broadway at Rural, Tempe. . . . . . . . . . . .      86,000           347,000
Fry's Valley Plaza, S. McClintock at E. Southern, Tempe . . . . . . .     145,000           570,000
Pueblo Anozira, McClintock Dr. at Guadalupe Rd., Tempe. . . . . . . .     152,000           769,000
Desert Square Shopping Center, Golf Links at Kolb, Tucson . . . . . .      98,000           459,000

NEW MEXICO, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .     703,000         3,177,000
Eastdale, Candelaria Rd. at Eubank Blvd., Albuquerque . . . . . . . .     111,000           601,000
North Towne Plaza, Academy Rd. @ Wyoming Blvd., Albuquerque . . . . .     103,000           607,000
Valle del Sol, Isleta Blvd. at Rio Bravo, Albuquerque . . . . . . . .     106,000           475,000
Wyoming Mall, Academy Rd. at Northeastern, Albuquerque. . . . . . . .     326,000         1,309,000
DeVargas, N. Guadalupe at Paseo de Peralta, Santa Fe (23%). . . . . .      57,000    *      185,000  *

OKLAHOMA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . .     687,000         3,173,000
Bryant Square, Bryant Ave. at 2nd St., Edmond . . . . . . . . . . . .     268,000         1,259,000
Market Boulevard, E. Reno Ave. at N. Douglas Ave., Midwest City . . .      36,000           142,000
Town & Country, Reno Ave at North Air Depot, Midwest City . . . . . .     137,000           540,000
Windsor Hills Center, Meridian at Windsor Place, Oklahoma City. . . .     246,000         1,232,000

ARKANSAS, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . .     596,000         2,323,000
Evelyn Hills, College Ave. at Abshier, Fayetteville . . . . . . . . .     154,000           750,000
Broadway Plaza, Broadway at W. Roosevelt, Little Rock . . . . . . . .      43,000           148,000
Geyer Springs, Geyer Springs at Baseline, Little Rock . . . . . . . .     153,000           415,000
Markham Square, W. Markham at John Barrow, Little Rock. . . . . . . .     134,000           535,000
Markham West, 11400 W. Markham, Little Rock (35%) . . . . . . . . . .      62,000    *      269,000  *
Westgate, Cantrell at Bryant, Little Rock . . . . . . . . . . . . . .      50,000           206,000

                                                                  Table continued on next page


                                                                        Building
                      Name and Location                                   Area            Land Area
---------------------------------------------------------------------  ----------        -----------

KANSAS, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . .     466,000         2,231,000
West State Plaza, State Ave. at 78th St., Kansas City . . . . . . . .      94,000           401,000
Westbrooke Village, Quivira Road at 75th St., Shawnee . . . . . . . .     237,000         1,269,000
Shawnee Village, Shawnee Mission Pkwy. at Quivera Rd., Shawnee. . . .     135,000           561,000

COLORADO, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . .     211,000           867,000
Carefree, Academy Blvd. at N. Carefree Circle, Colorado Springs . . .     127,000           460,000
Academy Place, Academy Blvd. at Union Blvd., Colorado Springs . . . .      84,000           407,000

MISSOURI, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . .     135,000           448,000
PineTree Plaza, U.S. Hwy. 150 at Hwy. 291, Lee's Summit . . . . . . .     135,000           448,000

MAINE, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     124,000           482,000
The Promenade, Essex at Summit, Lewiston. . . . . . . . . . . . . . .     124,000    *      482,000  *

TENNESSEE, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .      20,000            84,000
Highland Square, Summer at Highland, Memphis. . . . . . . . . . . . .      20,000            84,000

ILLINOIS, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,000            29,000
Lincoln Place Centre, Hwy. 59, Fairview Heights (99%) . . . . . . . .       7,000    *       29,000  *


                                                                        Building
                       INDUSTRIAL                                         Area           Land Area
                                                                       ----------       -----------

HOUSTON AND HARRIS COUNTY, TOTAL. . . . . . . . . . . . . . . . . . .   4,503,000        11,066,000
Blankenship Building, Kempwood Drive. . . . . . . . . . . . . . . . .      59,000           175,000
Brookhollow Business Center, Dacoma at Directors Row. . . . . . . . .     133,000           405,000
Cannon/So. Loop Business Park, Cannon Street (75%). . . . . . . . . .     221,000    *      362,000  *
Central Park North, W. Hardy Rd. at Kendrick Dr.. . . . . . . . . . .     155,000           465,000
Central Park Northwest VI, Central Pkwy. at Dacoma. . . . . . . . . .     175,000           518,000
Central Park Northwest VII, Central Pkwy. at Dacoma . . . . . . . . .     104,000           283,000
Crosspoint Warehouse, Crosspoint. . . . . . . . . . . . . . . . . . .      73,000           179,000
Jester Plaza, West T.C. Jester. . . . . . . . . . . . . . . . . . . .     101,000           244,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr.. . . . . . . . .     320,000           778,000
Lathrop Warehouse, Lathrop St. at Larimer St. . . . . . . . . . . . .     252,000           436,000
Levitz Furniture Warehouse, Loop 610 South. . . . . . . . . . . . . .     184,000           450,000
Little York Mini-Storage, West Little York. . . . . . . . . . . . . .      32,000    *      124,000  *
Navigation Business Park, Navigation At N. York . . . . . . . . . . .     238,000           555,000
Northway Park II, Loop 610 East at Homestead. . . . . . . . . . . . .     303,000           745,000
Park Southwest, Stancliff at Brooklet . . . . . . . . . . . . . . . .      52,000           159,000
Railwood Industrial Park, Mesa at U.S. 90 . . . . . . . . . . . . . .   1,112,000         2,913,000
South Loop Business Park, S. Loop at Long Dr. . . . . . . . . . . . .      46,000    *      103,000  *
Southport Business Park 5, South Loop 610 . . . . . . . . . . . . . .     157,000           358,000
Southwest Park II, Rockley Road . . . . . . . . . . . . . . . . . . .      68,000           216,000
Stonecrest Business Center, Wilcrest at Fallstone . . . . . . . . . .     111,000           308,000
West-10 Business Center, Wirt Rd. at I-10 . . . . . . . . . . . . . .     141,000           330,000
West-10 Business Center II, Wirt Rd. at I-10. . . . . . . . . . . . .      83,000           150,000
West Loop Commerce Center, W. Loop N. at I-10 . . . . . . . . . . . .      34,000            91,000
610 and 11th St. Warehouse, Loop 610 at 11th St.. . . . . . . . . . .     349,000           719,000

                                                                  Table continued on next page


                                                                        Building
                      Name and Location                                   Area            Land Area
---------------------------------------------------------------------  ----------        -----------

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL . . . . . . . . . . . .   1,194,000         2,505,000
Randol Mill Place, Randol Mill Road, Arlington. . . . . . . . . . . .      55,000           178,000
Corporate Center I & II, Putnam Dr. at Research Blvd., Austin . . . .     117,000           326,000
River Pointe Mini-Storage, I-45 at Hwy. 336, Conroe . . . . . . . . .      32,000    *       97,000  *
Northaven Business Center, Northaven Rd., Dallas. . . . . . . . . . .     151,000           178,000
Redbird Distribution Center, Joseph Hardin Drive, Dallas. . . . . . .     111,000           233,000
Regal Distribution Center, Leston Avenue, Dallas. . . . . . . . . . .     203,000           318,000
Space Center Industrial Park, Pulaski St. at Irving Blvd., Dallas . .     265,000           426,000
Walnut Trails Business Park, Walnut Hill Land, Dallas . . . . . . . .     103,000           311,000
DFW-Port America, Port America Place, Grapevine . . . . . . . . . . .      45,000           110,000
Nasa One Business Center, Nasa Road One at Hwy. 3, Webster. . . . . .     112,000           328,000

TENNESSEE, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .     679,000         1.471,000
Southwide Warehouse # 2, Federal Compress Ind. Pk., Memphis . . . . .     124,000           302,000
Southwide Warehouse # 3, Federal Compress Ind. Pk., Memphis . . . . .     112,000           209,000
Southwide Warehouse # 4, Federal Compress Ind. Pk., Memphis . . . . .     120,000           220,000
Thomas Street Warehouse, N. Thomas Street, Memphis. . . . . . . . . .     164,000           423,000
Crowfarn Drive Warehouse, Crowfarn Dr. at Getwell Rd., Memphis. . . .     159,000           317,000




                      OFFICE BUILDING

HOUSTON & HARRIS COUNTY, TOTAL. . . . . . . . . . . . . . . . . . . .     121,000           171,000
Citadel Plaza, N. Loop 610 at Citadel Plaza Dr. . . . . . . . . . . .     121,000           171,000





                                                                  Table continued on next page


                                                                        Building
                      Name and Location                                   Area            Land Area
---------------------------------------------------------------------  ----------        -----------

                       UNIMPROVED LAND

HOUSTON & HARRIS COUNTY, TOTAL. . . . . . . . . . . . . . . . . . . .                     5,088,000
Beltway 8 at W. Belfort . . . . . . . . . . . . . . . . . . . . . . .                       499,000
Bissonnet at Wilcrest . . . . . . . . . . . . . . . . . . . . . . . .                       773,000
Citadel Plaza at 610 N. Loop. . . . . . . . . . . . . . . . . . . . .                       137,000
East Orem . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       122,000
Kirkwood at Dashwood Dr.. . . . . . . . . . . . . . . . . . . . . . .                       322,000
Lockwood at Navigation. . . . . . . . . . . . . . . . . . . . . . . .                       163,000
Mesa Rd. at Tidwell . . . . . . . . . . . . . . . . . . . . . . . . .                       901,000
Mesa Rd. at Spikewood . . . . . . . . . . . . . . . . . . . . . . . .                     1,030,000
Mowery at Cullen. . . . . . . . . . . . . . . . . . . . . . . . . . .                       118,000
Northwest Fwy. at Gessner . . . . . . . . . . . . . . . . . . . . . .                       484,000
Redman at W. Denham . . . . . . . . . . . . . . . . . . . . . . . . .                        17,000
Renwick at Gulfton. . . . . . . . . . . . . . . . . . . . . . . . . .                        17,000
Sheldon at I-10 . . . . . . . . . . . . . . . . . . . . . . . . . . .                        19,000
W. Little York at I-45. . . . . . . . . . . . . . . . . . . . . . . .                       322,000
W. Little York at N. Houston-Rosslyn. . . . . . . . . . . . . . . . .                        19,000
W. Loop N. at I-10. . . . . . . . . . . . . . . . . . . . . . . . . .                       145,000

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL . . . . . . . . . . . .                     2,142,000
McDermott Drive at Custer Rd., Allen. . . . . . . . . . . . . . . . .                       369,000
Phelan Blvd., Beaumont. . . . . . . . . . . . . . . . . . . . . . . .                        63,000
US Hwy 380 (University Drive) and US Hwy 75, McKinney . . . . . . . .                       189,000
River Pointe Dr. at I-45, Conroe. . . . . . . . . . . . . . . . . . .                       186,000
River Pointe Dr. at I-45, Conroe. . . . . . . . . . . . . . . . . . .                       595,000
Hillcrest, Sunshine at Quill, San Antonio . . . . . . . . . . . . . .                       171,000
Hwy. 3 at Hwy. 1765, Texas City . . . . . . . . . . . . . . . . . . .                       184,000
Hwy 377 at Bursey Road, Watauga . . . . . . . . . . . . . . . . . . .                       385,000

LOUISIANA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .                     1,284,000
U.S. Hwy. 171 at Parish, DeRidder . . . . . . . . . . . . . . . . . .                       462,000
Woodland Hwy., Plaquemines Parish (5%). . . . . . . . . . . . . . . .                       822,000  *

ILLINOIS, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . .                       474,000
Lincoln Place Ctr., SBI Rt. 159 at Matilda , Fairview Heights (99%) .                       474,000  *

ARIZONA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . .                       271,000
Dysart Rd. at McDowell Rd., Avondale. . . . . . . . . . . . . . . . .                       271,000


                                                                  Table continued on next page


                                                                        Building
                                                                          Area            Land Area
                                                                       ----------        -----------

                 ALL PROPERTIES-BY LOCATION

GRAND TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26,066,000       105,847,000
Houston & Harris County . . . . . . . . . . . . . . . . . . . . . . .  11,708,000        44,399,000
Texas (excluding Houston & Harris County) . . . . . . . . . . . . . .   7,250,000        30,530,000
Louisiana . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,337,000         6,788,000
Nevada. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,091,000         4,398,000
Arizona . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,052,000         4,973,000
New Mexico. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     703,000         3,177,000
Tennessee . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     699,000         1,555,000
Oklahoma. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     687,000         3,173,000
Arkansas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     596,000         2,323,000
Kansas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     466,000         2,231,000
Colorado. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     211,000           867,000
Missouri. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     135,000           448,000
Maine . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     124,000           482,000
Illinois. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,000           503,000


                  ALL PROPERTIES-BY CLASSIFICATION

GRAND TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26,066,000       105,847,000
Shopping Centers. . . . . . . . . . . . . . . . . . . . . . . . . . .  19,569,000        81,375,000
Industrial. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6,376,000        15,042,000
Office Building . . . . . . . . . . . . . . . . . . . . . . . . . . .     121,000           171,000
Unimproved Land . . . . . . . . . . . . . . . . . . . . . . . . . . .                     9,259,000


Note:     Total  square  footage includes 8,060,000 square feet of land leased  and 450,000 square feet of  building  leased  from  others.

       *  Denotes partial ownership.  The Company's interest is 50% except where noted. The square feet figures represent the Company's  proportionate  ownership  of  the entire property.

     General. In 1998, no single property accounted for more than 3.4% of the Company's total assets or 3.1% of gross revenues. Four properties, in the aggregate, represented approximately 10.6% of the Company's gross revenues for the year ended December 31, 1998; otherwise, none of the remaining properties accounted for more than 1.9% of the Company's gross revenues during the same period. The occupancy rate for all of the Company's improved properties as of December 31, 1998 was 93.1%.

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

     Shopping Centers. As of December 31, 1998, the Company owned or operated under long-term leases, either directly or through its interests in joint ventures, 179 shopping centers with approximately 19.6 million square feet of building area. The shopping centers were located predominantly in Texas with other locations in Louisiana, Oklahoma, Arkansas, Arizona, New Mexico, Maine, Tennessee, Nevada, Kansas, Missouri, Illinois and Colorado.

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

     The Company has approximately 3,900 separate leases with 2,900 different tenants in its portfolio, including national and regional supermarket chains, other nationally or regionally known stores (including drug stores, discount department stores, junior department stores and catalog stores) and a great variety of other regional and local retailers. The large number of locations offered by the Company and the types of traditional anchor tenants help attract prospective new tenants. Some of the national and regional supermarket chains which are tenants in the Company's centers include Albertson's, Fiesta, Smith's, H.E.B., Kroger Company, Randall's Food Markets, Fry's Food Stores and Safeway. In addition to these supermarket chains, the Company's nationally and regionally known retail store tenants include Eckerd, Walgreen and Osco drugstores; Kmart discount stores; Bealls, Palais Royal and Weiner's junior department stores; Marshall's, Office Depot, 50-Off, Office Max, Babies 'R' Us, Ross, Stein Mart and T.J. Maxx off-price specialty stores; Luby's, Piccadilly and Furr's cafeterias; Academy sporting goods; Service Merchandise catalog stores; FAO Schwarz toy store; Cost Plus Imports; Linens 'N Things; Barnes & Noble bookstore; Home Depot; Comp USA; and the following restaurant chains: Arby's, Burger King, Champ's, Church's Fried Chicken, Dairy Queen, Domino's, Jack-in-the-Box, CiCi Pizza, Long John Silver's, McDonald's, Olive Garden, Outback Steakhouse, Pizza Hut, Shoney's, Steak & Ale, Taco Bell and Whataburger. The Company also leases space in 3,000 to 10,000 square foot areas to national chains such as the Limited Store, The Gap, One Price Stores, Eddie Bauer and Radio Shack.

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

     During 1998, the Company added approximately 3.3 million square feet to its portfolio of properties through acquisitions and another .2 million square feet of space through development. Regarding the retail portfolio, the Company purchased anchored shopping centers in Corpus Christi, Austin and Lubbock, Texas, and a free-standing supermarket in the Dallas/Fort Worth area. The Company also purchased the second phase of a center it already owned in Las Vegas and bought adjoining buildings at two of its Houston-area shopping centers. A partnership formed by the Company acquired an anchored shopping center in Little Rock, Arkansas in exchange for operating partnership units and the assumption of $9.1 million of debt. The Company has an effective ownership interest of 35% in this partnership. These transactions increased the Company's retail portfolio by 1.1 million square feet of building area and represent an investment of $82.8 million. The Company also entered into long-term lease agreements with purchase options for two anchored shopping centers in Las Vegas totaling 280,000 square feet.

     With respect to new development, construction was completed on retail space adjacent to an occupant-owned supermarket at a newly developed shopping center in Phoenix. The Company currently has four retail centers under development and has investments in two additional retail centers under construction in the Denver area in joint ventures with a Denver-based developer.

     Industrial Properties. The Company currently owns a total of 37 industrial projects and was expanded in 1998 through the purchase of fifteen facilities. The Company purchased seven facilities in Dallas and three properties in Memphis, its first industrial projects in both of these cities. The Company also acquired five buildings in the Houston area, including a refrigerated storage facility in Railwood, the Company's master planned industrial park. These projects added 2.2 million square feet to the industrial portfolio and represent an investment of $45.6 million.

     During 1998, the Company completed the development of a 162,000 square foot speculative bulk warehouse facility on a tract of undeveloped land located in the Company's Railwood Industrial Park.

     Office Building. The Company owns a seven-story, 121,000 square foot masonry office building with a detached, covered, three-level parking garage situated on 171,000 square feet of land fronting on North Loop 610 West in Houston. The building serves as the Company's headquarters. Other than the Company, the major tenant of the building is Nations Bank, which currently occupies 9% of the office space.

     Multi-family Residential Properties. During 1998, the Company sold its joint venture interest in the apartment project located in San Antonio, Texas. The Company began development of a 260-unit luxury apartment complex on land within a multi-use master-planned project developed by the Company in a suburb north of Houston. An unrelated Houston-based developer will build and lease the property on the Company's behalf. Construction is scheduled for completion in the spring of 1999.

     Unimproved Land. The Company owns, directly or through its interest in a joint venture, 27 parcels of unimproved land aggregating approximately 9.3 million square feet of land area located in Texas, Arizona, Illinois and Louisiana. These properties include approximately 3.6 million square feet of land adjacent to certain of the Company's existing developed properties, which may be used for expansion of these developments, as well as approximately 5.7 million square feet of land, which may be used for new development. Almost all of these unimproved properties are served by roads and utilities and are ready for development. Most of these parcels are suitable for development as shopping centers or industrial projects, and the Company intends to emphasize the development of these parcels for such purpose.

ITEM  3.  LEGAL  PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business, to which the Company is a party or to which any of its properties are subject.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SHAREHOLDERS

     None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of the Company as of February 23, 1999. All executive officers of the Company are elected annually by the Board of Trust Managers and serve until the successors are elected and qualified.


        Name              Age           Position
Stanford Alexander . . .   70  Chairman/Chief Executive Officer
Martin Debrovner . . . .   62  Vice Chairman
Andrew M. Alexander. . .   42  President
Joseph W. Robertson, Jr.   51  Executive Vice President/Chief Financial Officer
Stephen C. Richter . . .   44  Senior Vice President/Financial
                               Administration and Treasurer


     Mr. S. Alexander is the Company's Chairman and its Chief Executive Officer. He has been employed by the Company since 1955 and has served in his present capacity since January 1, 1993. Prior to becoming Chairman, Mr. Alexander served as President and Chief Executive Officer of the Company since 1962. Mr. Alexander is President, Chief Executive Officer and a Trust Manager of Weingarten Properties Trust and a member of the Houston Regional Advisory Board of Chase Bank of Texas, N.A. through January 27, 1999.

     Mr. Debrovner became Vice Chairman of the Company on February 25, 1997. Prior to assuming such position, Mr. Debrovner served as President and Chief Operating Officer since January 1, 1993. Mr. Debrovner served as President of Weingarten Realty Management Company (the "Management Company") since the Company's reorganization in December 1984. Prior to such time, Mr. Debrovner was an employee of the Company for 17 years, holding the positions of Senior Vice President from 1980 until March 1984 and Executive Vice President until December 1984. As Executive Vice President, Mr. Debrovner was generally responsible for the Company's operations. Mr. Debrovner is also a Trust Manager of Weingarten Properties Trust.

     Mr. A. Alexander became President of the Company on February 25, 1997. Prior to his present position, Mr. Alexander was Executive Vice President/Asset Management of the Company and President of the Management Company. Prior to such time, Mr. Alexander was Senior Vice President/Asset Management of the Management Company. He also served as Vice President of the Management Company and, prior to the Company's reorganization in December 1984, was Vice President and an employee of the Company since 1978. Mr. Alexander has been primarily involved with leasing operations at both the Company and the Management Company. Mr. Alexander is also a Trust Manager of Weingarten Properties Trust and a Director of Academy Sports and Outdoors, Inc.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS

The Company's Common Shares are listed and traded on the New York Stock Exchange under the symbol "WRI". The number of holders of record of the Company's Common Shares as of February 23, 1999 was 3,437. The high and low sale prices per share of the Company's Common Shares, as reported on the New York Stock Exchange composite tape, and dividends per share paid for the fiscal quarters indicated were as follows:


                      HIGH        LOW      DIVIDENDS
                   ----------  ----------  ---------
1998:
  Fourth . . . .   $ 46 7/8    $ 39 3/4    $  0.67
  Third. . . . .     43          35 15/16     0.67
  Second . . . .     44 15/16    40 5/8       0.67
  First. . . . .     45 5/8      43 7/8       0.67

1997:
  Fourth . . . .   $ 45        $ 38 7/8    $  0.64
  Third. . . . .     44 1/8      39 7/16      0.64
  Second . . . .     45 5/8      41 3/8       0.64
  First. . . . .     44 3/4      40           0.64


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

                                              (Amounts in thousands, except per share amounts)
                                                        Years Ended December 31,
                                             1998         1997        1996       1995       1994
                                          -----------  -----------  ---------  ---------  ---------

Revenues (primarily real estate rentals)  $  198,467   $  174,512   $151,123   $134,197   $120,793
                                          -----------  -----------  ---------  ---------  ---------
Expenses:
    Depreciation and amortization. . . .      41,946       37,976     33,769     30,060     26,842
    Interest . . . . . . . . . . . . . .      33,654       30,009     21,975     16,707     10,694
    Other. . . . . . . . . . . . . . . .      61,995       54,888     47,004     42,614     39,235
                                          -----------  -----------  ---------  ---------  ---------
        Total. . . . . . . . . . . . . .     137,595      122,873    102,748     89,381     76,771
                                          -----------  -----------  ---------  ---------  ---------
Income from operations . . . . . . . . .      60,872       51,639     48,375     44,816     44,022
Gain (loss) on sales of property and
  securities . . . . . . . . . . . . . .         885        3,327      5,563        (14)      (234)
Extraordinary charge (early retirement
  of debt) . . . . . . . . . . . . . . .      (1,392)
                                          -----------  -----------  ---------  ---------  ---------
Net income . . . . . . . . . . . . . . .  $   60,365   $   54,966   $ 53,938   $ 44,802   $ 43,788
                                          ===========  ===========  =========  =========  =========
Net income available to common
  shareholders . . . . . . . . . . . . .  $   54,484   $   54,966   $ 53,938   $ 44,802   $ 43,788
                                          ===========  ===========  =========  =========  =========

Cash flows from operations . . . . . . .  $   97,464   $   89,902   $ 76,299   $ 72,498   $ 64,305
                                          ===========  ===========  =========  =========  =========

Weighted average number of common
  shares outstanding:
    Basic. . . . . . . . . . . . . . . .      26,667       26,638     26,555     26,464     26,190
    Diluted. . . . . . . . . . . . . . .      26,869       26,771     26,598     26,493     26,245

Net income per common share - basic. . .  $     2.04   $     2.06   $   2.03   $   1.69   $   1.67
Net income per common share - diluted. .  $     2.03   $     2.05   $   2.03   $   1.69   $   1.67
Cash dividends per common share. . . . .  $     2.68   $     2.56   $   2.48   $   2.40   $   2.28

Property (at cost) . . . . . . . . . . .  $1,294,632   $1,118,758   $970,418   $849,894   $735,134
Total assets . . . . . . . . . . . . . .  $1,107,043   $  946,793   $831,097   $734,824   $682,037
Debt . . . . . . . . . . . . . . . . . .  $  516,366   $  507,366   $389,225   $289,339   $229,597

Other data:
Funds from operations (1)
    Net income available to common
     shareholders. . . . . . . . . . . .  $   54,484   $   54,966   $ 53,938   $ 44,802   $ 43,788
    Depreciation and amortization (2). .      41,580       37,544     33,414     29,813     26,842
    (Gain) loss on sales of property
     and securities. . . . . . . . . . .        (885)      (3,327)    (5,563)        14        234
    Extraordinary charge . . . . . . . .       1,392
                                          -----------  -----------  ---------  ---------  ---------
        Total. . . . . . . . . . . . . .  $   96,571   $   89,183   $ 81,789   $ 74,629   $ 70,864
                                          ===========  ===========  =========  =========  =========


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

Weingarten Realty Investors owned or operated under long-term leases 179 shopping centers, 37 industrial properties and one office building at December 31, 1998. Of the Company's 217 developed properties, 162 are located in Texas (including 97 in Houston and Harris County). The Company's remaining properties are located in Louisiana (11), Arizona (10), Nevada (7), New Mexico (5), Oklahoma (4), Arkansas (6), Tennessee (4), Kansas (3), Colorado (2), Missouri
(1), Illinois (1) and Maine (1). The Company has nearly 3,900 leases and 2,900 different tenants. Leases for the Company's properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of the Company's anchor tenants are supermarkets, drugstores and other retailers, which generally sell basic necessity-type items.

CAPITAL  RESOURCES  AND  LIQUIDITY

The Company anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements and that cash on hand, borrowings under its existing credit facility, issuance of unsecured debt and the use of project financing, as well as other debt and equity alternatives, will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows increased to $97.5 million for 1998 from $89.9 million for 1997 and $76.3 million for 1996.

Common and preferred dividends increased to $77.3 million in 1998, compared to $68.2 million in 1997 and $65.9 million in 1996. The Company satisfied its REIT requirement of distributing at least 95% of ordinary taxable income for each of the three years ended December 31, 1998, and, accordingly, federal income taxes were not required to be paid in these years. The Company's dividend payout ratio on common equity for 1998, 1997 and 1996 approximated 74.4%, 76.4% and 80.5%, respectively, based on funds from operations for the applicable year.

The Company invested $128.4 million in acquisitions in 1998, adding 3.3 million square feet to its portfolio of properties. Regarding the retail portfolio, the Company purchased anchored shopping centers in Corpus Christi, Austin and Lubbock, Texas, and a free-standing supermarket in the Dallas/Fort Worth area. The Company also purchased the second phase of a center it already owned in Las Vegas and bought adjoining buildings at two of its Houston-area shopping centers. A partnership formed by the Company acquired an anchored shopping center in Little Rock, Arkansas in exchange for operating partnership units and the assumption of $9.1 million of debt. The Company has an effective ownership interest of 35% in this partnership. These transactions increased the Company's retail portfolio by 1.1 million square feet of building area and represent an investment of $82.8 million. The Company also entered into long-term lease agreements with purchase options for two anchored shopping centers in Las Vegas totaling 280,000 square feet. The Company's industrial portfolio was expanded in 1998 through the purchase of fifteen facilities. The Company purchased seven facilities in Dallas and three properties in Memphis, its first industrial projects in both of these cities. The Company also acquired five buildings in the Houston area, including a refrigerated storage facility in Railwood, the Company's master planned industrial park. These projects added 2.2 million square feet to the industrial portfolio and represent an investment of $45.6 million.

With respect to new development, construction was completed on retail space adjacent to an occupant-owned supermarket at a newly-developed shopping center in Phoenix and on a bulk warehouse facility in the Company's Railwood Industrial Park. The Company currently has several other facilities under development, including four retail centers, an industrial office/service center and a 260-unit luxury apartment project. The Company also has investments in two additional retail centers under construction in the Denver area in joint ventures with a Denver-based developer. The projects under construction or completed in 1998 represent an estimated investment by the Company of $58.4 million and will add .7 million square feet to our portfolio.

Additionally, the Company has an ongoing program for maintaining and renovating its existing portfolio of properties. Capitalized expenditures for acquisitions, new development and additions to the existing portfolio were, in millions, $176.5, $152.6 and $131.6 during 1998, 1997 and 1996, respectively.
All of the acquisitions and new development during 1998 were either initially financed under the Company's revolving credit facility or funded with excess cash balances. Capital expenditures in 1999 are expected to equal, if not exceed, the total for 1998.

The Company issued $165 million of preferred shares in 1998 and $115 million subsequent to year-end in underwritten public offerings. In February 1998, the Company issued $75 million of 7.44% Series A Cumulative Redeemable Preferred Shares with a liquidation preference of $25 per share. The shares are callable at the Company's option any time after March 31, 2003 and have no stated maturity. In October, the Company issued $90 million of 7.125% Series B Cumulative Redeemable Preferred Shares with a liquidation preference of $25 per share and no stated maturity. The Company can elect to redeem the shares anytime after October 20, 2003. The Series B preferred shares are redeemable by the holder only upon their death and are also redeemable in either cash or common shares at the Company's option. There are limitations on the number of shares per shareholder and in the aggregate that may be redeemed per year. In January of 1999, the Company issued $115 million of 7.0% Series C Cumulative Redeemable Preferred Shares with a liquidation preference of $50 per share and no stated maturity. The Company can elect to redeem these shares anytime after March 15, 2004. The redemption rights of the shareholders and the related restrictions are effectively the same as for the Series B preferred shares. The proceeds of these offerings were used to pay down variable-rate debt, to fund acquisition and new development activity and to retire $35 million of 9.11% secured notes payable to an insurance company. The early extinguishment of the $35 million of secured notes in February of 1998 that were scheduled to mature in August of 2001 resulted in an extraordinary loss of $1.4 million. Any redemption of preferred shares initiated by the Company must be funded with proceeds from an offering of additional common or preferred shares.

During 1998, the Company completed $54.5 million of the prospective transactions through the sale of fixed-rate, unsecured Medium Term Notes with an average life of seven years and an average interest rate of 6.3%. The Company also issued $82 million of two-year, variable-rate Medium Term Notes during the year. Interest on these Medium Term Notes accrues at a rate of LIBOR plus .17%, which averaged 5.9% during 1998. The $82 million of Medium Term Notes were retired in February of 1999 with the proceeds from the Series C preferred share offering.

The Company has three interest rate swap contracts with an aggregate notional amount of $40 million which fix interest rates on variable-rate debt at 8.1% and expire through 2004.

Total debt outstanding increased to $516.4 million at December 31, 1998 from $507.4 million at December 31, 1997, primarily to fund acquisitions and new development. Continued growth through acquisitions and new development will eventually necessitate the need for additional capital. The Company will continue to closely monitor both the debt and equity markets and carefully consider its available alternatives, including both public and private placements.

During 1997, the Company's $200 million unsecured revolving credit facility was amended to improve the pricing and, effectively, extend the term of the commitment. The Company has an annual option to request a one-year extension of the commitment, which currently expires in November of 2000. Additionally, the Company has an unsecured and uncommitted overnight credit facility totaling $20 million to be used for cash management purposes. The Company will maintain adequate funds available under the $200 million revolving credit facility at all times to cover the outstanding balance under the $20 million facility.

At December 31, 1998, the Company had approximately $175 million of funds available under the revolving credit facilities in addition to $15 million of proceeds from its Series B preferred share offering which were invested in short-term instruments. In the second quarter of 1998, the Company filed a $400 million shelf registration statement with the Securities and Exchange Commission (which includes $11.5 million from the Company's prior shelf registration) which allows for the issuance of debt, equity securities or warrants. At December 31, 1998, amounts available under the shelf registration totaled $221 million, however, this amount was reduced by $115 million due to the issuance of Series C preferred shares subsequent to year-end. The Company intends to amend the shelf registration in early 1999 to increase the amount available by $80 million.

During 1998, the Company sold its investment in U.S. government agency guaranteed pass-through certificates for $12.2 million, resulting in a gain of less than $.1 million. The proceeds from the sale were used primarily to retire overnight repurchase agreements, which were collateralized by these marketable debt securities.

MARKET  RISK

The Company uses fixed- and floating-rate debt to finance its capital requirements. These transactions expose the Company to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk. During 1998, the Company entered into and settled three forward treasury lock agreements with a total notional amount of $85 million as a hedge against potential changes in interest rates of prospective issuances of fixed-rate debt. Amounts paid or received upon settlement of these contracts are deferred and amortized as an adjustment to interest expense over the life of the fixed-rate debt. At year-end, the Company had a deferred loss of $1.9 million which will be amortized over the life of the next $30.5 million of fixed-rate debt issues. At December 31, 1998, the Company had fixed-rate debt of $444.1 million and variable-rate debt of $72.3 million, after adjusting for the effect of interest rate swaps. In the event that interest rates were to increase 100 basis points, the fair value of fixed-rate debt would decrease by $27.9 million and net income, funds from operations and future cash flows would decrease $.7 million based upon the debt outstanding at December 31, 1998. Following the issuance of the Series C preferred shares in January of 1999 and the related retirement of the variable-rate Medium Term Notes, all variable-rate debt other than that covered by the interest rate swaps was eliminated.

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

Funds from operations increased to $96.6 million in 1998, as compared to $89.2 million in 1997 and $81.8 million in 1996. These increases relate primarily to the impact of the Company's acquisitions and new developments and, to a lesser degree, the activity at its existing properties. For further information on changes between years, see "Results of Operations" below.

RESULTS  OF  OPERATIONS

Rental revenues increased 15.1%, or $25.6 million, from $169.0 million in 1997 to $194.6 million in 1998 and by 16.3%, or $23.7 million, from $145.3 million in 1996. These increases are primarily the result of the Company's acquisition and new development programs. Occupancy of the Company's shopping centers and total portfolio increased to 93% at December 31, 1998 from 92% at the end of 1997. The Company's industrial portfolio occupancy was 93% at December 31, 1998 and 1997. The Company completed 830 renewals or leases comprising 3.4 million square feet at an average rental rate increase of 5.8%. Net of the amortized portion of capital costs for tenant improvements, the increase averaged 3.2%.

Interest income totaled $2.1 million in 1998, $2.5 million in 1997 and $3.1 million in 1996. This decrease in income is primarily the result of the Company selling $12.2 million of its marketable debt securities during the first quarter of 1998 offset by interest earned on the investment of excess cash balances resulting from the Company's preferred share offerings.

Equity in earnings of real estate joint ventures and partnerships totaled $.3 million in 1998, $1.0 million in 1997 and $1.2 million in 1996. The decrease in 1998 is due to the Company's purchase at December 31, 1997 of its joint venture partner's 85% interest in four shopping centers.

Direct costs and expenses of operating the Company's properties (i.e., operating and ad valorem tax expenses) increased to $54.8 million in 1998 from $49.2 million in 1997 and $41.9 million in 1996. These increases are primarily due to property acquired and developed during these periods. Overall, direct operating costs and expenses as a percentage of rental revenues were 28% in 1998 and 29% in 1997 and 1996. Depreciation and amortization have increased to $41.9 million in 1998 from $38.0 million in 1997 and $33.8 million in 1996, also as a result of the properties acquired and developed during these periods. General and administrative expense have increased to $7.1 million in 1998 from $5.6 million in 1997 and $5.1 million in 1996. The increase in 1998 results primarily from the Company's adoption of a new Emerging Issues Task Force consensus decision which provides that internal costs of identifying and acquiring operating property incurred subsequent to March 19, 1998 should be expensed. The Company realized an increase in expense of $1.1 million in 1998 due to the adoption of this standard.

Gross interest costs, before capitalization of interest to development projects, increased by $4.2 million from $30.8 million in 1997 to $35.0 million in 1998. This increase in interest cost was due mainly to the increase in the average debt outstanding from $422.9 million for 1997 to $492.2 million for 1998. The weighted-average interest rate decreased from 7.27% in 1997 to 7.11% in 1998. Interest expense, net of amounts capitalized, increased $3.6 million from 1997. The amount of interest capitalized increased to $1.4 million in 1998 from $.8 million in 1997 due to an increase in the amount of development activity during the year. Included in interest expense during 1997 was $.7 million related to repurchase agreements which were collateralized by the Company's investment in marketable debt securities which were sold during the first quarter of 1998. Comparing 1997 to 1996, gross interest costs increased from $23.3 million in 1996 to $30.8 million in 1997. This was due to an increase in the average debt outstanding from $314.4 million in 1996 to $422.9 million in 1997. The weighted-average interest rate decreased slightly between the two periods from 7.36% in 1996 to 7.27% in 1997. Interest expense, net of amounts capitalized, increased $8.0 million from 1996 due to an increase in the amount of development activity during the year.

The gain on sale of $.9 million in 1998 was due primarily to the sale of its joint venture interest in an apartment project located in San Antonio, Texas and the sale of excess land associated with the Company's investment in the development of a retail center in Denver, Colorado. The gain on sale of $3.3 million in 1997 was primarily due to the condemnation of a portion of a shopping center by the State of Texas. The Company leased back the portion of the shopping center purchased by the state, and continues to operate the center.

EFFECTS  OF  INFLATION

The rate of inflation was relatively unchanged in 1998. The Company has structured its leases, however, in such a way as to remain largely unaffected should significant inflation occur. Most of the leases contain percentage rent provisions whereby the Company receives rentals based on the tenants' gross sales. Many leases provide for increasing minimum rentals during the terms of the leases through escalation provisions. In addition, many of the Company's leases are for terms of less than ten years, which allows the Company to adjust rental rates to changing market conditions when the leases expire. Most of the Company's leases require the tenants to pay their proportionate share of operating expenses and ad valorem taxes. As a result of these lease provisions, increases due to inflation, as well as ad valorem tax rate increases, generally do not have a significant adverse effect upon the Company's operating results.

NEW  ACCOUNTING  PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement requires that an entity recognize all derivatives as either assets or liabilities and measure the instruments at fair value. The accounting for changes in fair value of a derivative depends upon its intended use. The Company will adopt the provisions of this statement in the first quarter of fiscal year 2000. The Company is still evaluating the effects of adopting this statement.

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

The Company has completed a review of its software and hardware and determined that all mission-critical systems are Year 2000 compliant. Non-mission critical software and hardware have also been reviewed and the Company has identified certain personal computers, local area networks and file servers which are scheduled for upgrades or replacement as part of the Company's ongoing maintenance of its information system technology. The Company has also completed a review of Year 2000 issues not related to information technology including, but not limited to, the use of imbedded chips or internal clocks in machinery or equipment. As the Company owns primarily single-story industrial buildings and neighborhood retail centers without enclosed common areas, the use of this technology is very limited and, accordingly, the Company believes that it is Year 2000 compliant. The Company has no incremental costs in addressing these Year 2000 issues.

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

FORWARD-LOOKING  STATEMENTS

This Annual Report includes certain forward-looking statements reflecting the Company's expectations in the near term that involve a number of risks and uncertainties; however, many factors may materially affect the actual results, including demand for our properties, changes in rental and occupancy rates, changes in property operating costs, interest rate fluctuations, and changes in local and general economic conditions. Accordingly, there is no assurance that the Company's expectations will be realized.

ITEM  7A.  QUALITATIVE  AND  QUANTITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

Reference  is  made to Item 7 of this Form 10-K under the caption "Market Risk".

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


INDEPENDENT  AUDITORS'  REPORT

To  the  Board  of  Trust  Managers  and  Shareholders  of
     Weingarten  Realty  Investors:

     We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors (the "Company") as of December 31, 1998 and 1997, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weingarten Realty Investors at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE  &  TOUCHE  LLP

Houston,  Texas
February  23,  1999


                        STATEMENTS OF CONSOLIDATED INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      Years Ended December 31,
                                                   -----------------------------
                                                     1998       1997      1996
                                                   ---------  --------  --------
Revenues:
  Rentals . . . . . . . . . . . . . . . . . . . .  $194,624   $169,041  $145,307
  Interest
    Securities and Other. . . . . . . . . . . . .       511      1,053     1,572
    Affiliates. . . . . . . . . . . . . . . . . .     1,578      1,434     1,576
  Equity in earnings of real estate joint
   ventures and partnerships. . . . . . . . . . .       342      1,003     1,232
  Other . . . . . . . . . . . . . . . . . . . . .     1,412      1,981     1,436
                                                   ---------  --------  --------

          Total . . . . . . . . . . . . . . . . .   198,467    174,512   151,123
                                                   ---------  --------  --------

Expenses:
  Depreciation and amortization . . . . . . . . .    41,946     37,976    33,769
  Interest. . . . . . . . . . . . . . . . . . . .    33,654     30,009    21,975
  Operating . . . . . . . . . . . . . . . . . . .    30,413     27,131    23,021
  Ad valorem taxes. . . . . . . . . . . . . . . .    24,436     22,110    18,874
  General and administrative. . . . . . . . . . .     7,146      5,647     5,109
                                                   ---------  --------  --------

          Total . . . . . . . . . . . . . . . . .   137,595    122,873   102,748
                                                   ---------  --------  --------

Income from Operations. . . . . . . . . . . . . .    60,872     51,639    48,375
Gain on Sales of Property and Securities. . . . .       885      3,327     5,563
                                                   ---------  --------  --------
Income Before Extraordinary Charge. . . . . . . .    61,757     54,966    53,938
Extraordinary Charge (early retirement of debt) .    (1,392)
                                                   ---------  --------  --------
Net Income. . . . . . . . . . . . . . . . . . . .  $ 60,365   $ 54,966  $ 53,938
                                                   =========  ========  ========
Net Income Available to Common Shareholders . . .  $ 54,484   $ 54,966  $ 53,938
                                                   =========  ========  ========

Net Income Per Common Share - Basic:
    Income Before Extraordinary Charge. . . . . .  $   2.09   $   2.06  $   2.03
    Extraordinary Charge. . . . . . . . . . . . .      (.05)
                                                   ---------  --------  --------
      Net Income. . . . . . . . . . . . . . . . .  $   2.04   $   2.06  $   2.03
                                                   =========  ========  ========

Net Income Per Common Share - Diluted:
    Income Before Extraordinary Charge. . . . . .  $   2.08   $   2.05  $   2.03
    Extraordinary Charge. . . . . . . . . . . . .      (.05)
                                                   ---------  --------  --------
      Net Income. . . . . . . . . . . . . . . . .  $   2.03   $   2.05  $   2.03
                                                   =========  ========  ========






                 See Notes to Consolidated Financial Statements.


                                  CONSOLIDATED BALANCE SHEETS
                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             December 31,
                                                                       ------------------------
                                                                          1998         1997
                                                                       -----------  -----------
                                ASSETS
Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,294,632   $1,118,758
Accumulated Depreciation. . . . . . . . . . . . . . . . . . . . . . .    (296,989)    (262,551)
                                                                       -----------  -----------
    Property - net. . . . . . . . . . . . . . . . . . . . . . . . . .     997,643      856,207
Investment in Real Estate Joint Ventures and Partnerships . . . . . .       2,741        2,824
                                                                       -----------  -----------

        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,000,384      859,031

Mortgage Bonds and Notes Receivable from:
    Affiliate (net of deferred gain of $4,487 in 1998 and 1997) . . .      13,444       14,752
    Real Estate Joint Ventures and Partnerships . . . . . . . . . . .      23,388       15,250
Marketable Debt Securities. . . . . . . . . . . . . . . . . . . . . .      14,951       12,345
Unamortized Debt and Lease Costs. . . . . . . . . . . . . . . . . . .      25,612       23,536
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $888 in 1998 and $1,000 in 1997). . . . . . . . . . . .      15,197       14,583
Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . .       1,672        2,754
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,395        4,542
                                                                       -----------  -----------

                Total . . . . . . . . . . . . . . . . . . . . . . . .  $1,107,043   $  946,793
                                                                       ===========  ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  516,366   $  507,366
Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . .      49,269       43,305
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,229        6,136
                                                                       -----------  -----------

        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .     573,864      556,807
                                                                       -----------  -----------

Commitments and Contingencies

Shareholders' Equity:
  Preferred Shares of Beneficial Interest - par value, $.03 per share;
    shares authorized: 10,000
      7.44% Series A cumulative redeemable preferred shares of
        beneficial interest;  3,000 shares issued and outstanding;
        liquidation preference $25 per share. . . . . . . . . . . . .          90
      7.125% Series B cumulative redeemable preferred shares of
        beneficial interest;  3,600 shares issued and outstanding;
        liquidation preference $25 per share. . . . . . . . . . . . .         108
  Common Shares of Beneficial Interest - par value, $.03 per share;
    shares authorized: 150,000; shares issued and outstanding:
    26,673 in 1998 and 26,660 in 1997 . . . . . . . . . . . . . . . .         800          800
  Capital Surplus . . . . . . . . . . . . . . . . . . . . . . . . . .     532,254      389,186
  Deferred Compensation Obligation. . . . . . . . . . . . . . . . . .         (73)
                                                                       -----------  -----------
    Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . . .     533,179      389,986
                                                                       -----------  -----------
                Total . . . . . . . . . . . . . . . . . . . . . . . .  $1,107,043   $  946,793
                                                                       ===========  ===========



                 See Notes to Consolidated Financial Statements.



                            STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    (AMOUNTS IN THOUSANDS)

                                                                 Years Ended December 31,
                                                           ----------------------------------
                                                              1998        1997        1996
                                                           ----------  ----------  ----------
Cash Flows from Operating Activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . .  $  60,365   $  54,966   $  53,938
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization . . . . . . . . . . .     41,946      37,976      33,769
      Equity in earnings of real estate joint ventures
        and partnerships. . . . . . . . . . . . . . . . .       (342)     (1,003)     (1,232)
      Gain on sales of property and securities. . . . . .       (885)     (3,327)     (5,563)
      Extraordinary charge (early retirement of debt) . .      1,392
      Changes in accrued rent and accounts receivable . .       (621)     (2,462)     (1,836)
      Changes in other assets . . . . . . . . . . . . . .    (12,662)     (6,105)     (7,507)
      Changes in accounts payable and accrued expenses. .      7,614       9,113       4,032
      Other, net. . . . . . . . . . . . . . . . . . . . .        657         744         698
                                                           ----------  ----------  ----------
           Net cash provided by operating activities. . .     97,464      89,902      76,299
                                                           ----------  ----------  ----------

Cash Flows from Investing Activities:
  Investment in properties. . . . . . . . . . . . . . . .   (172,470)   (136,632)   (121,379)
  Mortgage bonds and notes receivable:
        Advances. . . . . . . . . . . . . . . . . . . . .    (12,598)     (1,501)     (3,151)
        Collections . . . . . . . . . . . . . . . . . . .      3,745       2,090       6,188
  Proceeds from sales and disposition of property . . . .      1,109      11,741       7,231
  Purchase of marketable debt securities. . . . . . . . .    (14,951)
  Proceeds from sales of marketable debt securities . . .     12,229
  Real estate joint ventures and partnerships:
        Investments . . . . . . . . . . . . . . . . . . .       (453)        (59)        (69)
        Distributions . . . . . . . . . . . . . . . . . .        345         808       1,032
  Other, net. . . . . . . . . . . . . . . . . . . . . . .        241       2,517       3,291
                                                           ----------  ----------  ----------
           Net cash used in investing activities. . . . .   (182,803)   (121,036)   (106,857)
                                                           ----------  ----------  ----------

Cash Flows from Financing Activities:
  Proceeds from issuance of:
        Debt. . . . . . . . . . . . . . . . . . . . . . .    136,575     104,526      95,770
        Common shares of beneficial interest. . . . . . .        301       1,325         231
        Preferred shares of beneficial interest . . . . .    159,552
  Principal payments of debt. . . . . . . . . . . . . . .   (134,443)     (3,644)     (2,350)
  Common and preferred dividends paid . . . . . . . . . .    (77,347)    (68,200)    (65,851)
  Other, net. . . . . . . . . . . . . . . . . . . . . . .       (381)       (288)       (428)
                                                           ----------  ----------  ----------
          Net cash provided by financing activities . . .     84,257      33,719      27,372
                                                           ----------  ----------  ----------

Net increase (decrease) in cash and cash equivalents. . .     (1,082)      2,585      (3,186)
Cash and cash equivalents at January 1. . . . . . . . . .      2,754         169       3,355
                                                           ----------  ----------  ----------

Cash and cash equivalents at December 31. . . . . . . . .  $   1,672   $   2,754   $     169
                                                           ==========  ==========  ==========



                 See Notes to Consolidated Financial Statements.


                               STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                            (AMOUNTS IN THOUSANDS)

                                 Years Ended December 31, 1998, 1997 and 1996


                                                 Preferred     Common
                                                 Shares of    Shares of                             Deferred
                                                 Beneficial   Beneficial   Capital    Retained    Compensation
                                                  Interest     Interest    Surplus    Earnings     Obligation
                                                -----------  -----------  ---------  ----------  --------------
Balance, January 1, 1996 . . . . . . . . . . .               $       796  $410,803
  Net income . . . . . . . . . . . . . . . . .                                       $  53,938
  Shares exchanged for property. . . . . . . .                         1       968
  Shares issued under benefit plans. . . . . .                                 469
  Dividends declared - common shares . . . . .                             (11,914)    (53,938)
  Other. . . . . . . . . . . . . . . . . . . .                                (125)
                                                -----------  -----------  ---------  ----------  --------------
Balance, December 31, 1996 . . . . . . . . . .                       797   400,201        ----
  Net income . . . . . . . . . . . . . . . . .                                          54,966
  Shares exchanged for property. . . . . . . .                         1       275
  Shares issued under benefit plans. . . . . .                         2     1,733
  Dividends declared - common shares . . . . .                             (13,234)    (54,966)
  Other. . . . . . . . . . . . . . . . . . . .                                 211
                                                -----------  -----------  ---------  ----------  --------------
Balance, December 31, 1997 . . . . . . . . . .                       800   389,186        ----
  Net income. . . . . . . . . . . . . . . . .                                           60,365
  Issuance of Series A preferred shares. . . .  $        90                 72,422
  Issuance of Series B preferred shares. . . .          108                 86,932
  Shares issued under benefit plans . . . . .                                  696
  Dividends declared - common shares. . . . .                              (16,982)    (54,484)
  Dividends declared - preferred shares . . .                                           (5,881)
  Adjustment for cumulative effect of adopting
   accounting for deferred compensation plan:
    Common shares held in plan . . . . . . . .                                                   $      (3,531)
    Deferred compensation obligation . . . . .                                                           3,458
                                                -----------  -----------  ---------  ----------  --------------
Balance, December 31, 1998 . . . . . . . . . .  $       198  $       800  $532,254   $    ----   $         (73)
                                                ===========  ===========  =========  ==========  ==============





                 See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Business
Weingarten Realty Investors (the "Company"), a Texas real estate investment trust, is engaged in the acquisition, development and management of real estate, primarily anchored neighborhood and community shopping centers and, to a lesser extent, industrial properties. Over 70% of the Company's properties are located in Texas, with the remainder located primarily throughout the southwestern part of the United States. The Company's major tenants include supermarkets, drugstores and other retailers who generally sell basic necessity-type commodities. The Company currently operates and intends to operate in the future as a real estate investment trust ("REIT").

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

Revenue  Recognition
Rental revenue is generally recognized on a straight-line basis over the life of the lease. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Revenue based on a percentage of tenants' sales is estimated and accrued ratably over the year. If the Company recognized such revenue only after the tenant exceeded their sales breakpoint, revenue for 1998 would be reduced by $.3 million.

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

The Company had also capitalized the direct internal costs of identifying and acquiring operating property. In March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus decision on Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" which provides that internal costs of identifying and acquiring operating property incurred subsequent to March 19, 1998 should be expensed. The Company realized an increase in expense of $1.1 million in 1998 due to the adoption of this standard.

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

Per  Share  Data
Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated, as follows (in thousands):



                                                        1998     1997     1996
                                                       -------  -------  -------
Numerator:
Net income available to common shareholders - basic .  $54,484  $54,966  $53,938
Income attributable to operating partnership units. .       37
                                                       -------  -------  -------
Net income available to common shareholders - diluted  $54,521  $54,966  $53,938
                                                       =======  =======  =======

Denominator:
Weighted average shares outstanding - basic . . . . .   26,667   26,638   26,555
Effect of dilutive securities:
  Share options and awards. . . . . . . . . . . . . .      132      132       43
  Operating partnership units . . . . . . . . . . . .       70        1
                                                       -------  -------  -------
Weighted average shares outstanding - diluted . . . .   26,869   26,771   26,598
                                                       =======  =======  =======



Options to purchase 13,200, 800 and 25,000 shares in 1998, 1997 and 1996, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price for the year.

Statements  of  Cash  Flows
The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents. The Company issued .1 million common shares of beneficial interest in 1997 and 1996 valued at $.2 million and $1.0 million in 1997 and 1996, respectively, in connection with purchases of property. The Company assumed debt and/or capital lease obligations totaling $6.7 million, $17.3 million and $6.6 million in connection with purchases of property during 1998, 1997 and 1996, respectively. The Company issued limited partnership interests in exchange for property valued at $4.0 million and $1.7 million in 1998 and 1997, respectively.

New  Accounting  Pronouncement
The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in 1998. The Company's net income differs from comprehensive income by less than $50,000 in each year presented.

Reclassifications
Certain reclassifications of prior years' amounts have been made to conform with the current year presentation.

NOTE  2.  DEBT

The  Company's  debt  consists  of  the  following  (in  thousands):

                                                              DECEMBER 31,
                                                          ------------------
                                                            1998      1997
                                                          --------  --------
Fixed-rate debt payable to 2015 at 6.0% to 10.5% . . . .  $404,061  $379,749
Variable-rate unsecured notes payable to 2000. . . . . .    82,000
Notes payable under revolving credit agreements. . . . .    10,250    94,400
Obligations under capital leases . . . . . . . . . . . .    12,467    12,467
Repurchase agreements. . . . . . . . . . . . . . . . . .              12,176
Industrial revenue bonds payable to 2015 at 3.6% to 5.8%     6,262     7,437
Other. . . . . . . . . . . . . . . . . . . . . . . . . .     1,326     1,137
                                                          --------  --------

      Total. . . . . . . . . . . . . . . . . . . . . . .  $516,366  $507,366
                                                          ========  ========


The Company has an unsecured $200 million revolving credit agreement with a bank syndicate. The agreement expires in November 2000, but the Company has an annual option to request a one-year extension of the agreement. All members of the bank syndicate must agree to the requested extension or the agreement expires on the scheduled date, at which time all loans outstanding under the credit agreement become payable over a two-year period. The Company also has an agreement for an unsecured and uncommitted overnight credit facility totaling $20 million with a bank to be used for cash management purposes. The Company will maintain adequate funds available under the $200 million revolving credit facility at all times to cover the outstanding balance under the $20 million facility. The Company also has letters of credit totaling $15.1 million outstanding under the $200 million revolving credit facility at December 31, 1998. The revolving credit agreements are subject to normal banking terms and conditions and do not adversely restrict the Company's operations or liquidity.

At December 31, 1998, the variable interest rate for notes payable under the $20 million revolving credit agreement was 5.2%. During 1998, the maximum balance and weighted average balance outstanding under both credit facilities were $122.7 million and $65.8 million, respectively, at an average interest rate of 6.3%. The Company made cash payments for interest on debt, net of amounts capitalized, of $32.6 million in 1998, $27.4 million in 1997 and $21.3 million in 1996.

Certain debt is collateralized by various leases or other property and current and future rentals from these leases and properties. At December 31, 1998 and 1997, the carrying value of such property aggregated $177 million and $209 million, respectively.

The Company has three interest rate swap contracts with an aggregate notional amount of $40 million. Such contracts, which expire through 2004, have been outstanding since their purchase in 1992. The Company intends to hold such contracts through their expiration date and to use them as a means of managing interest rate risk by fixing the interest rate on a portion of the Company's variable-rate debt. The interest rate swaps have an effective interest rate of 8.1%. The difference between the interest received and paid on the interest rate swaps is recognized as interest expense as incurred. The interest rate swaps increased interest expense and decreased net income by $.9 million in 1998, 1997 and 1996. The interest rate swaps increased the average interest rate for the Company's debt by the following amounts: .2% for 1998 and 1997, and
 .3% for 1996. The Company could be exposed to credit losses in the event of non-performance by the counterparty; however, the likelihood of such non-performance is remote.

During 1998, the Company entered into and settled three forward treasury lock agreements with an aggregate notional amount of $85 million as a hedge against potential changes in interest rates of prospective issues of fixed-rate debt. Amounts paid or received upon settlement of these contracts are deferred and amortized as an adjustment to interest expense over the life of the fixed-rate debt. During 1998, the Company completed $54.5 million of the prospective transactions through the sale of fixed-rate, unsecured Medium Term Notes ("MTNs") with an average life of seven years and an average interest rate of 6.3%. At year-end, the Company had a deferred loss of $1.9 million which will be amortized over the life of the next $30.5 million of fixed-rate debt issues. The Company also issued $82 million of two-year, variable-rate MTNs during the year. Interest on these MTNs accrues at a rate of LIBOR plus .17%, which averaged 5.9% during 1998. The $82 million of MTNs were retired in February of 1999 with the proceeds from the Series C preferred share offering.

The  Company's  debt  can  be  summarized  as  follows  (in  thousands):


                                              DECEMBER 31,
                                           ------------------
                                             1998      1997
                                           --------  --------
As to interest rate:
  Fixed-rate debt (including amounts
    fixed through interest rate swaps). .  $444,060  $419,792
  Variable-rate debt. . . . . . . . . . .    72,306    87,574
                                           --------  --------

        Total . . . . . . . . . . . . . .  $516,366  $507,366
                                           ========  ========



As to collateralization:
  Unsecured debt. . . . . . . . . . . . .  $440,433  $400,214
  Secured debt. . . . . . . . . . . . .      75,933   107,152
                                           --------  --------

        Total . . . . . . . . . . . . . .  $516,366  $507,366
                                           ========  ========




Scheduled principal payments on the Company's debt (excluding $10.3 million potentially due under the Company's revolving credit agreements in 1999 and 2002 and $82 million of variable-rate MTNs retired in February of 1999) are due during the following years (in thousands):


  1999. . . . . . . . . . . . .  $  6,196
  2000. . . . . . . . . . . . .    28,499
  2001. . . . . . . . . . . . .    30,851
  2002. . . . . . . . . . . . .    30,729
  2003. . . . . . . . . . . . .    27,759
  2004 through 2008 . . . . . .   249,380
  2009 through 2013 . . . . . .    45,077
  Thereafter. . . . . . . . . .     5,750



Various debt agreements contain restrictive covenants, the most restrictive of which requires the Company to produce annual consolidated distributable cash flow, as defined by the agreements, of not less than 250% of interest payments, to limit the payment of dividends to no more than 100% of the Company's annual consolidated cash flow (as defined), to limit short-term debt (as defined) to the greater of 33% of total debt or $200 million and to maintain uncollateralized assets equal to at least 150% of unsecured debt. Management believes that the Company is in compliance with all restrictive covenants.

In the second quarter of 1998, the Company filed a $400 million shelf registration statement with the Securities and Exchange Commission, which allows for the issuance of debt or equity securities or warrants. Following the Company's issuance of $115 million of Series C preferred shares in January of 1999, the unused portion of the shelf registration totaled $106 million.

NOTE  3.  PROPERTY

The  Company's  property  consists  of  the  following  (in  thousands):

                                          DECEMBER 31,
                                    ----------------------
                                       1998        1997
                                    ----------  ----------
Land . . . . . . . . . . . . . . .  $  236,221  $  208,512
Land held for development. . . . .      30,156      31,679
Land under development . . . . . .      13,024       5,958
Buildings and improvements . . . .   1,009,166     870,669
Construction in-progress . . . . .       6,065       1,940
                                    ----------  ----------

      Total. . . . . . . . . . . .  $1,294,632  $1,118,758
                                    ==========  ==========



The  following  carrying  charges  were  capitalized  (in  thousands):

                       DECEMBER 31,
                  ---------------------
                   1998   1997    1996
                  ------  -----  ------
Interest . . . .  $1,375  $ 812  $1,285
Ad valorem taxes      50     33     269
                  ------  -----  ------

      Total. . .  $1,425  $ 845  $1,554
                  ======  =====  ======


In 1998 and 1997, the Company formed limited partnerships to acquire certain property. The Company controls the partnerships and consolidates their operations in the accompanying consolidated financial statements. The partnership agreements allow for the outside limited partners to put their interests to the partnership after the second anniversary of the agreement for the original consideration of $4.0 million and $1.7 million in 1998 and 1997, respectively, payable in cash or common shares of the Company, at the option of the Company.

NOTE  4.  RELATED  PARTY  TRANSACTIONS

The Company has mortgage bonds and notes receivable of $13.4 million and $14.8 million, net of deferred gain of $4.5 million, at December 31, 1998 and 1997, respectively, from WRI Holdings, Inc. ("Holdings"). The Company and Holdings share certain directors and are under common management. These receivables are collateralized by unimproved land and an investment in a joint venture which owns and manages a motor hotel. The bonds and notes bear interest at rates of 16% and prime plus 1%, respectively. However, due to Holdings' poor financial condition, the Company has limited the recognition of interest income for financial statement purposes to the amount of cash payments received. The Company did not receive any interest payments in 1998 and does not anticipate receiving such payments going forward. Interest income recognized for financial reporting purposes was $.1 million and $.3 million in 1997 and 1996, respectively.

During the second quarter of 1998, the Company purchased 13.7 acres of undeveloped land from Holdings to be used for the development of a luxury apartment complex in Conroe, Texas. The purchase price was $2.2 million and was based upon an independent third party appraisal. Holdings used the proceeds to pay down amounts outstanding under mortgage bonds and notes receivable.

The Company's unrecorded receivable for interest on the mortgage bonds and notes receivable was $30.5 million and $26.4 million at December 31, 1998 and 1997, respectively. Interest income not recognized by the Company for financial reporting purposes aggregated, in millions, $4.2, $4.0 and $3.7 for 1998, 1997 and 1996, respectively.

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

The Company owns interests in several joint ventures and partnerships. Notes receivable from these entities bear interest at 7.3% to 9.3% at December 31, 1998 and are due at various dates through 2020. The Company recognized interest income on these notes as follows, in millions: $1.5 in 1998; $1.4 in 1997 and $1.3 in 1996.

During 1997, the Company purchased its joint venture partner's 85% interest in four shopping centers for $26 million.

Chase Bank of Texas, National Association ("Chase") is a significant participant in and the agent for the banks that provide the Company's $200 million revolving credit agreement. The Company and Chase have a common director.

NOTE  5.  FEDERAL  INCOME  TAX  CONSIDERATIONS

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

Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of interest, ad valorem taxes, depreciation, rental revenue, pension expense and installment gains on sales of property. As a result of these differences, the book value of the Company's net assets exceeds the tax basis by $97.3 million at December 31, 1998.

For federal income tax purposes, the cash dividends distributed to common shareholders are characterized as follows:


                                            1998    1997    1996
                                           ------  ------  ------
Ordinary income . . . . . . . . . . . . .   97.0%   95.9%   87.1%
Return of capital (generally non-taxable)    2.1     2.9     4.0
Capital gain distributions. . . . . . . .     .9     1.2     8.9
                                           ------  ------  ------

        Total . . . . . . . . . . . . . .  100.0%  100.0%  100.0%
                                           ======  ======  ======



NOTE  6.  LEASING  OPERATIONS

The Company's lease terms range from less than one year for smaller tenant spaces to over twenty-five years for larger tenant spaces. In addition to minimum lease payments, most of the leases provide for contingent rentals
(payments for taxes, maintenance and insurance by lessees and for an amount based on a percentage of the tenants' sales). Future minimum rental income from non-cancelable tenant leases at December 31, 1998, in millions, is: $153.9 in 1999; $134.0 in 2000; $114.9 in 2001; $95.8 in 2002; $80.6 in 2003 and $555.8
thereafter. The future minimum rental amounts do not include estimates for contingent rentals. Such contingent rentals, in millions, aggregated $40.9 in 1998, $36.8 in 1997 and $31.9 in 1996.

NOTE  7.  COMMITMENTS  AND  CONTINGENCIES

The Company leases land and three shopping centers from the owners and then subleases these properties to other parties. Future minimum rental payments under these operating leases, in millions, are: $1.6 in 1999; $1.5 in 2000 and 2001; $1.3 in 2002; $1.1 in 2003 and $38.5 thereafter. Future minimum rental payments on these leases have not been reduced by future minimum sublease rentals aggregating $18.0 million through 2036 that are due under various non-cancelable subleases. Rental expense (including insignificant amounts for contingent rentals) for operating leases aggregated, in millions: $2.6 in 1998 and $2.0 in 1997 and $1.8 in 1996. Sublease rental revenue (excluding amounts for improvements constructed by the Company on the leased land) from these leased properties was as follows, in millions: $2.9 in 1998; $2.4 in 1997 and $2.0 in 1996.

Property under capital leases, consisting of two shopping centers, aggregated $12.3 million at December 31, 1998 and 1997 and is included in buildings and improvements. Future minimum lease payments under these capital leases total $18.1 million, with annual payments due of $.5 million in each of 1999 through 2003, and $15.5 million thereafter. The amount of these total payments representing interest is $5.7 million. Accordingly, the present value of the net minimum lease payments is $12.4 million at December 31, 1998.

The Company is involved in various matters of litigation arising in the normal course of business. While the Company is unable to predict with certainty the amounts involved, the Company's management and counsel are of the opinion that, when such litigation is resolved, the Company's resulting liability, if any, will not have a material effect on the Company's consolidated financial statements.

NOTE  8.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The fair value of the Company's financial instruments was determined using available market information and appropriate valuation methodologies as of December 31, 1998. Unless otherwise described below, all other financial instruments are carried at amounts which approximate their fair values.

Based on rates currently available to the Company for debt with similar terms and average maturities, fixed-rate debt with carrying values of $444.1 million and $419.8 million have fair values of approximately $443.9 million and $437.9 million at December 31, 1998 and 1997, respectively. The fair value of the Company's variable-rate debt approximates its carrying values of $72.3 million and $87.6 million at year-end 1998 and 1997, respectively.

The fair value of the interest rate swap agreements is based on the estimated amounts the Company would receive or pay to terminate the contracts. If the Company had terminated these agreements at December 31, 1998 and 1997, the Company would have paid $3.8 million and $3.1 million at each year-end, respectively.

The fair value of the mortgage bonds and notes receivable from Holdings was not determined because it is not practical to reasonably assess the credit adjustment that would be applied in the marketplace for such bonds and notes receivable.

NOTE  9.  SHARE  OPTIONS  AND  AWARDS

The Company has an incentive share option plan which provides for the issuance of options and share awards up to a maximum of 700,000 common shares that expired in December 1997. Options granted under this plan become exercisable in equal increments over a three-year period. The Company has an additional share option plan which grants 100 share options to every employee of the Company, excluding officers, upon completion of each five-year interval of service. This plan, which expires in 2002, provides options for a maximum of 100,000 common shares. Options granted under this plan are exercisable immediately. For both of these share option plans, options are granted to employees of the Company at an exercise price equal to the quoted fair market value of the common shares on the date the options are granted and expire upon termination of employment or ten years from the date of grant.

In 1998, the Company granted 13,000 share options under a compensatory incentive share plan. This plan, which expires in 2002, provides for the issuance of up to 1,000,000 shares, either in the form of restricted shares or share options. The restricted shares generally vest over a ten-year period, with potential acceleration of vesting due to appreciation in the market value of the Company's shares. The share options vest over a five-year period beginning three years after the date of grant. Share options were granted at the quoted fair market value on the date of grant. The Company recognized compensation expense relating to restricted shares as follows, in millions: $.3 in 1998 and 1997, and $.2 in 1996.

The Company does not recognize compensation cost for share options when the option exercise price equals or exceeds the quoted fair market value on the date of the grant. Had the Company determined compensation cost for its share option and award plans based on the fair value of the options granted at the grant dates, the Company's proforma net income available to common shareholders would have been as follows, in millions: $53.8, $54.3 and $53.9 in 1998, 1997 and 1996, respectively. Proforma net income per common share-basic would have been $2.02, $2.04 and $2.03 in 1998, 1997 and 1996, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing method with the following weighted-average assumptions in 1998, 1997 and 1996, respectively: dividend yield of 6.5%, 6.0% and 6.0%; expected volatility of 18.1%, 18.0% and 18.3%; expected lives of 6.9,
6.9  and  7.1  and  risk-free  interest  rates  of  4.8%,  6.5%  and  6.4%.

Following is a summary of the option activity for the three years ended December 31, 1998:


                                  SHARES       WEIGHTED
                                  UNDER         AVERAGE
                                  OPTION    EXERCISE PRICE
                                ----------  ---------------
Outstanding, January 1, 1996 .    708,650   $    35.25
Granted. . . . . . . . . . . .     24,260        38.10
Canceled . . . . . . . . . . .    (34,300)       37.00
Exercised. . . . . . . . . . .    (10,875)       27.00
                                ----------
Outstanding, December 31, 1996    687,735        35.40
Granted. . . . . . . . . . . .    558,600        40.25
Canceled . . . . . . . . . . .     (9,400)       37.60
Exercised. . . . . . . . . . .    (61,910)       32.00
                                ----------
Outstanding, December 31, 1997  1,175,025        37.85
Granted. . . . . . . . . . . .     14,900        42.99
Canceled . . . . . . . . . . .     (7,802)       40.14
Exercised. . . . . . . . . . .    (29,344)       34.01
                                ----------

Outstanding, December 31, 1998  1,152,779   $    37.99
                                ==========


The number of share options exercisable at December 31, 1998, 1997 and 1996 was 432,000, 296,000 and 243,000, respectively. Options exercisable at year-end 1998 had a weighted average exercise price of $35.91. The weighted average fair value of share options granted during 1998, 1997 and 1996 was $4.05, $5.35 and $5.10, respectively. Share options outstanding at December 31, 1998 had exercise prices ranging from $25.00 to $45.81 and a weighted average remaining contractual life of 6.6 years. Approximately 88% of the options outstanding at year-end 1998 have exercise prices between $37.00 and $40.25 and a weighted average contractual life of 7.0 years. There were 277,000 common shares available for the future grant of options or awards at December 31, 1998.

NOTE  10.  EMPLOYEE  BENEFIT  PLANS

The Company has a Savings and Investment Plan to which eligible employees may elect to contribute from 1% to 12% of their salaries. Employee contributions are matched by the Company at the rate of $.50 per $1.00 for the first 6% of the employee's salary. The employees vest in the employer contributions ratably over a six-year period. Compensation expense related to the plan was $.3 million in 1998 and $.2 million in 1997 and 1996.

The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation during the last five years of service. The Company's funding policy is to make annual contributions as required by applicable regulations, however, the Company has not been required to make contributions for any of the past three years. Reconciliations of the benefit obligation, plan assets at fair value and the funded status of the plan are as follows (in thousands):



                                                     1998      1997
                                                   --------  --------
Benefit obligation at beginning of year . . . . .  $ 9,318   $ 7,943
Service cost. . . . . . . . . . . . . . . . . . .      457       430
Interest cost . . . . . . . . . . . . . . . . . .      663       587
Actuarial loss. . . . . . . . . . . . . . . . . .      245       527
Benefit payments. . . . . . . . . . . . . . . . .     (198)     (169)
                                                   --------  --------
Benefit obligation at end of year . . . . . . . .  $10,485   $ 9,318
                                                   ========  ========

Fair value of plan assets at beginning of year. .  $10,348   $ 8,599
Actual return on plan assets. . . . . . . . . . .      526     1,918
Benefit payments. . . . . . . . . . . . . . . . .     (198)     (169)
                                                   --------  --------
Fair value of plan assets at end of year. . . . .  $10,676   $10,348
                                                   ========  ========

Plan assets at fair value less benefit obligation  $   191   $ 1,030
Unrecognized prior service cost . . . . . . . . .        8        55
Unrecognized gain . . . . . . . . . . . . . . . .   (1,681)   (2,447)
                                                   --------  --------
Pension liability . . . . . . . . . . . . . . . .  $(1,482)  $(1,362)
                                                   ========  ========






The components of net periodic pension cost are as follows (in thousands):

                                                    ------  ------  ------
                                                     1998    1997    1996
                                                    ------  ------  ------
Service cost . . . . . . . . . . . . . . . . . . .  $ 457   $ 430   $ 361
Interest cost. . . . . . . . . . . . . . . . . . .    663     587     506
Expected return on plan assets . . . . . . . . . .   (923)   (703)   (539)
Amortization of transition asset . . . . . . . . .            (54)    (72)
Prior service cost . . . . . . . . . . . . . . . .     47      47      47
Recognized gains . . . . . . . . . . . . . . . . .   (124)    (44)    (43)
                                                    ------  ------  ------
      Total. . . . . . . . . . . . . . . . . . . .  $ 120   $ 263   $ 260
                                                    ======  ======  ======


Assumptions used to develop periodic expense and the actuarial present value of the benefit obligations were:


                                                  1998   1997   1996
                                                  -----  -----  -----
Weighted average discount rate . . . . . . . . .   6.7%   7.0%   7.0%
Expected long-term rate of return on plan assets   9.0%   9.0%   8.0%
Rate of increase in compensation levels. . . . .   5.0%   5.0%   5.0%


The Company also has a non-qualified supplemental retirement plan for officers of the Company which provides for benefits in excess of the statutory limits of its defined benefit pension plan. The obligation is funded in a grantor trust with common shares of the Company. The Company recognized expense as follows, in millions: $.3 in 1998, 1997 and 1996.

NOTE  11.  PREFERRED  SHARES

In February, the Company issued $75 million of 7.44% Series A cumulative redeemable preferred shares with a liquidation preference of $25 per share. The shares are callable at the Company's option any time after March 31, 2003 and have no stated maturity. In October, the Company issued $90 million of 7.125% Series B cumulative redeemable preferred shares with a liquidation preference of $25 per share and no stated maturity. The Company can elect to redeem the shares anytime after October 20, 2003. The Series B shares are redeemable by the holder only upon their death and are also redeemable in either cash or common shares at the Company's option. There are limitations on the number of shares per shareholder and in the aggregate that may be redeemed per year.

In January of 1999, the Company issued $115 million of 7.0% Series C cumulative redeemable preferred shares with a liquidation preference of $50 per share and no stated maturity. The Company can elect to redeem these shares anytime after March 15, 2004. The redemption rights of the shareholders and the related restrictions are effectively the same as for the Series B preferred shares.

The proceeds of these offerings were used to pay down amounts outstanding under the Company's revolving credit facilities, to fund acquisition and new development activity, to retire $35 million of 9.11% secured notes payable and to retire $82 million of variable-rate MTN's due in 2000. Any redemption of preferred shares initiated by the Company must be funded with proceeds from an offering of additional common or preferred shares.

NOTE  12.  MARKETABLE  SECURITIES

The Company's investment in marketable debt securities at December 31, 1998 consists of short-term commercial paper that matured January 4, 1999. The proceeds were used to pay down amounts outstanding under the Company's $20 million credit facility.

The Company's investment in marketable debt securities at December 31, 1997 consisted of U.S. government agency guaranteed pass-through certificates. At December 31, 1997, the fair value of the investments totaled $12.3 million. The amortized cost of the investments at December 31, 1997 was $12.4 million, and the related unrealized loss was $.1 million, respectively. In January 1998, the Company sold its investment in these securities for $12.2 million, resulting in a gain of less than $.1 million.

NOTE  13.  SEGMENT  INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" that requires disclosure of financial and descriptive information about the Company's reportable operating segments. The operating segments presented are the segments of the Company for which separate financial information is available and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance. The Company evaluates the performance of its operating segments based on net operating income that is defined as total revenues less operating expenses and ad valorem taxes.

The shopping center segment is engaged in the acquisition, development and management of real estate, primarily anchored neighborhood and community shopping centers located in Texas, Louisiana, Arizona, Nevada, New Mexico, Oklahoma, Arkansas, Kansas, Colorado, Missouri, Illinois, Maine and Tennessee. The customer base includes supermarkets, drugstores and other retailers who generally sell basic necessity-type commodities. The industrial segment is engaged in the acquisition, development and management of bulk warehouses and office/service centers. Its properties are located in Texas, Nevada and Tennessee, and the customer base is diverse. Included in "Other" are corporate-related items, insignificant operations and costs that are not allocated to the reportable segments.

Information concerning the Company's reportable segments is as follows (in thousands):



                         SHOPPING
                          CENTER    INDUSTRIAL   OTHER     TOTAL
                        ---------  -----------  -------  ----------
1998:
  Revenues . . . . . .  $ 176,269  $    18,574  $ 3,624  $  198,467
  Net operating income    125,949       13,342    4,327     143,618
  Total assets . . . .    898,805      133,379   74,859   1,107,043
  Capital expenditures    117,190       54,790    7,607     179,587

1997:
  Revenues . . . . . .  $ 154,979  $    14,912  $ 4,621  $  174,512
  Net operating income    109,776       10,855    4,640     125,271
  Total assets . . . .    816,852       88,091   41,850     946,793
  Capital expenditures    138,365       16,908    2,985     158,258

1996:
  Revenues . . . . . .  $ 135,375  $    11,294  $ 4,454  $  151,123
  Net operating income     96,527        8,078    4,623     109,228
  Total assets . . . .    707,133       73,025   50,939     831,097
  Capital expenditures    113,626       17,017    1,466     132,109



Net operating income reconciles to income from operations as shown on the Statements of Consolidated Income as follows (in thousands):

                                        ----------------------------
                                          1998      1997      1996
                                        --------  --------  --------

Total segment net operating income. .   $143,618  $125,271  $109,228
Less:
    Depreciation and amortization. . .    41,946    37,976    33,769
    Interest . . . . . . . . . . . . .    33,654    30,009    21,975
    General and administrative . . . .     7,146     5,647     5,109
                                        --------  --------  --------
Income from operations . . . . . . . .  $ 60,872  $ 51,639  $ 48,375
                                        ========  ========  ========



Equity in earnings of real estate joint ventures and partnerships as shown on the Statements of Consolidated Income are included in net operating income of the shopping center segment, with the exception of $.2 million included in "Other" in 1996. The corresponding investment balances relate exclusively to the shopping center segment.

NOTE  14.  PRO  FORMA  FINANCIAL  INFORMATION  (UNAUDITED)

During the year ended December 31, 1998, the Company acquired eight retail centers and fifteen industrial projects for a total of $128 million. The pro forma financial information for the years ended December 31, 1998 and 1997 is based on the historical statements of the Company after giving effect to the acquisitions as if such acquisitions took place on January 1, 1998 and 1997, respectively.

The pro forma financial information shown below is presented for informational purposes only and may not be indicative of results that would have actually occurred if the acquisitions had been in effect at the dates indicated, nor does it purport to be indicative of the results that may be achieved in the future (in thousands, except per share amounts).

                                                           DECEMBER 31,
                                                       ------------------
                                                         1998      1997
                                                       --------  --------
Pro forma revenues. . . . . . . . . . . . . . . . . .  $208,869  $192,903
                                                       ========  ========
Pro forma net income available to common shareholders  $ 56,518  $ 57,915
                                                       ========  ========
Pro forma net income per common share - basic . . . .  $   2.12  $   2.17
                                                       ========  ========
Pro forma net income per common share - diluted . . .  $   2.10  $   2.16
                                                       ========  ========



NOTE  15.  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 1998 and 1997 is as follows:



                                               FIRST    SECOND   THIRD         FOURTH
                                               -------  -------  -------       -------
1998:
  Revenues. . . . . . . . . . . . . . . . . .  $46,962  $48,808  $49,955       $52,742
  Net income available to common shareholders   12,329   13,682   14,304        14,169
  Net income per common share - basic . . . .     0.46     0.51     0.54          0.53
  Net income per common share - diluted . . .     0.46     0.51     0.53          0.53

1997:
  Revenues. . . . . . . . . . . . . . . . . .  $41,673  $42,843  $44,000       $45,996
  Net income available to common shareholders   12,776   12,755   16,177  (1)   13,258
  Net income per common share - basic . . . .     0.48     0.48     0.61  (1)     0.50
  Net income per common share - diluted . . .     0.48     0.48     0.60  (1)     0.50


         (1)    Increase  is  primarily the result of a gain on the sale of property during  the  quarter.



NOTE  16.  PRICE  RANGE  OF  COMMON  SHARES  (UNAUDITED)

The high and low sale prices per share of the Company's common shares, as reported on the New York Stock Exchange composite tape, and dividends per share paid for the fiscal quarters indicated were as follows:



                      HIGH        LOW      DIVIDENDS
                   ----------  ----------  ---------
1998:
  Fourth . . . .   $ 46 7/8    $ 39 3/4    $  0.67
  Third. . . . .     43          35 15/16     0.67
  Second . . . .     44 15/16    40 5/8       0.67
  First. . . . .     45 5/8      43 7/8       0.67

1997:
  Fourth . . . .   $ 45        $ 38 7/8    $  0.64
  Third. . . . .     44 1/8      39 7/16      0.64
  Second . . . .     45 5/8      41 3/8       0.64
  First. . . . .     44 3/4      40           0.64


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM  10.  TRUST  MANAGERS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

      (a) Information with respect to the Company's Trust Managers is incorporated herein by reference to the "Election of Trust Managers" section of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 1999.

ITEM  11.  EXECUTIVE  COMPENSATION

     Incorporated herein by reference to the "Executive Compensation" and "Pension Plan" sections of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 1999.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the "Election of Trust Managers" section of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 1999.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Incorporated herein by reference to the "Compensation Committee Interlocks and Insider Participation" section of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 1999.

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Financial Statement Schedules:          PAGE
                                                                           ----

      (1)  (A)  Independent  Auditors'  Report. . . . . . . . . . . . .      22
           (B)  Financial  Statements
                (i)    Statements of Consolidated Income for the years
                        ended December 31, 1998, 1997 and 1996. . . . .      23
                (ii)   Consolidated Balance Sheets as of December 31,
                        1998 and 1997 . . . . . . . . . . . . . . . . .      24
                (iii)  Statements of Consolidated Cash Flows for the years
                        ended December 31, 1998, 1997 and 1996. . . . .      25
                (iv)   Statements of Consolidated Shareholders' Equity for
                        the years ended December 31, 1998, 1997 and 1996     26
                (v)    Notes  to  Consolidated  Financial Statements . .     27

     (2)  Financial  Statement  Schedules:

              SCHEDULE                                                     PAGE
              --------                                                     ----

                II   Valuation  and  Qualifying  Accounts. . . . . . . .     46
                III  Real  Estate  and  Accumulated  Depreciation. . . .     47
                IV   Mortgage  Loans  on  Real  Estate . . . . . . . . .     49

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes hereto.

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

     (c)  Exhibits:


     3.1     ----     Restated Declaration of Trust (filed as Exhibit 3.1 to the Company's Registration Statement on
                      Form S-3 (No. 33-49206) and incorporated herein by reference).
     3.2     ----     Amendment of the Restated Declaration of Trust (filed as Exhibit 3.2 to the Company's
                      Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
     3.3     ----     Second Amendment of the Restated Declaration of Trust (filed as Exhibit 3.3 to the Company's
                      Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
     3.4     ----     Third Amendment of the Restated Declaration of Trust (filed as Exhibit 3.4 to the Company's
                      Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
     3.5     ----     Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company's
                      Registration Statement on Form S-3 (No. 33-49206) and incorporated herein by reference).
     4.1     ----     16% Mortgage Bonds Due 2004 of WRI Holdings, Inc., dated December 28, 1984, payable to the
                      Company in the original principal amount of $16,682,000 (filed as Exhibit 10.10 to the Company's
                      Registration Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).
     4.2     ----     16% Mortgage Bonds Due 1994 of WRI Holdings, Inc. dated December 28, 1984, payable to the
                      Company in the original principal amount of $3,150,000 (filed as Exhibit 10.8 to the Company's
                      Registration Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).
     4.2.1*  ----     Fifth Bonds Renewal and Extension Agreement, effective December 28, 1998, for the 16%
                      Mortgage Bonds of WRI Holdings, Inc., payable to the Company in the original principal amount of $3,150,000.
     4.3     ----     Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Chase Bank of
                      Texas, National Association (formerly, Texas Commerce Bank National Association), as Trustee,
                      relating to the 16% Mortgage Bonds Due 1994 of WRI Holdings, Inc. in the original principal amount of $3,150,000 (filed as Exhibit 10.9 to the Company's Registration Statement on
                      Form S-4 (No. 33-19730) and incorporated herein by reference).
     4.3.1   ----     Supplemental Indenture of Trust, dated February 22, 1995, between WRI Holdings, Inc. and
                      Chase Bank of Texas, National Association (formerly, Texas Commerce Bank National
                      Association) relating to the 16% Mortgage Bonds due December 28, 1994 of WRI Holdings, Inc.
                      in the original principal amount of $3,150,000 (filed as exhibit 10.4.1 to the Company's Annual
                      Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
     4.4*    ----     Fifth Supplemental Indenture of Trust between WRI Holdings, Inc. and Chase Bank of Texas,
                      National Association (formerly, Texas Commerce Trust Company of New York), as Trustee,
                      amending Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Chase
                      Bank of Texas, National Association (formerly, Texas Commerce Bank National Association), as
                      Trustee, relating to the 16% Mortgage Bonds Due 1994 of WRI Holdings, Inc. in the original principal amount of $3,150,000.
     4.5     ----     Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Chase Bank of
                      Texas, National Association (formerly, Texas Commerce Bank National Association), as Trustee,
                      relating to the 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the original principal amount of $16,682,000 (filed as Exhibit 10.11 to the Company's Registration Statement on Form
                      S-4 (No. 33-19730) and incorporated herein by reference).
     4.5.1   ----     First Supplemental Indenture of Trust between WRI Holdings, Inc. and Chase Bank of Texas,
                      National Association (formerly, Texas Commerce Trust Company of New York), as Trustee,
                      amending Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Chase
                      Bank of Texas, National Association (formerly, Texas Commerce Bank National Association), as
                      Trustee, relating to the 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the original principal amount of $16,682,000 (filed as Exhibit 10.7.1 to the Company's Annual Report on
                      Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).
     4.6     ----     Third Amended Promissory Note, as restated, effective as of January 1, 1992, executed by WRI
                      Holdings, Inc., pursuant to which it may borrow up to the principal sum of $40,000,000 from the
                      Company (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).


     4.7     ----     16% Mortgage Bonds Due 2004 of WRI Holdings, Inc., dated December 28, 1984, payable to the
                      Company in the original principal amount of $7,000,000 (filed as Exhibit 10.13 to the Company's
                      Registration Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).
     4.8     ----     Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Chase Bank of
                      Texas, National Association (formerly, Texas Commerce Bank National Association), as Trustee,
                      relating to the 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the original principal amount of $7,000,000 (filed as Exhibit 10.14 to the Company's Registration Statement on
                      Form S-4 (No. 33-19730) and incorporated herein by reference).
     4.8.1   ----     First Supplemental Indenture of Trust between WRI Holdings, Inc. and Chase Bank of Texas,
                      National Association (formerly, Texas Commerce Trust Company of New York), as Trustee,
                      amending Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Chase
                      Bank of Texas, National Association (formerly, Texas Commerce Bank National Association), as
                      Trustee, relating to the 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the original principal amount of $7,000,000 (filed as Exhibit 10.10.1 to the Company's Annual Report on
                      Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).
     4.9     ----     Agreement Correcting Trust Indenture, dated February 11, 1985, relating to 16% Mortgage
                      Bonds Due 2004 of WRI Holdings, Inc. in the original principal amount of $7,000,000 (filed as
                      Exhibit 10.15 to the Company's Registration Statement on Form S-4 (No. 33-19730) and
                      incorporated herein by reference).
     4.10    ----     Amendment to Note Purchase Agreement, dated March 31, 1991, amending loan agreement, dated August 6, 1987, Life and Accident Insurance Company for $5,000,000, American General
                      Life Insurance Company of Delaware for $5,000,000, Republic National Life Insurance Company
                      for $3,000,000 and American Amicable Life Insurance Company of Texas for $2,000,000
                      (filed as Exhibit 10.15.1 to the Company's Annual Report on Form 10-K for the year ended
                      December 31, 1992 and incorporated herein by reference).
     4.11    ----     Promissory Note in the amount of $12,000,000 between the Company, as payee, and Plaza
                      Construction, Inc., as maker (filed as Exhibit 10.23 to the Company's Annual Report on
                      Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).
     4.11.1* ----     Tenth Renewal and Extension of Promissory Note in the amount of $12,000,000, effective as of
                      December 1, 1998, between the Company, as payee, and Plaza Construction, Inc., as maker.
     4.12    ----     Amended and Restated Master Swap Agreement dated as of January 29, 1992, between the
                      Company and Chase Bank of Texas, National Association (formerly, Texas Commerce Bank
                      National Association) (filed as Exhibit 10.24 to the Company's Annual Report on Form 10-K for
                      the year ended December 31, 1992 and incorporated herein by reference).
     4.12.1  ----     Rate Swap Transaction, dated as of May 15, 1992, between the Company and Chase Bank of
                      Texas, National Association (formerly, Texas Commerce Bank National Association) (filed as
                      Exhibit 10.24.1 to the Company's Annual Report on Form 10-K for the year ended
                      December 31, 1992 and incorporated herein by reference).
     4.12.2  ----     Rate Swap Transaction, dated as of June 24, 1992, between the Company and Chase Bank of
                      Texas, National Association (formerly, Texas Commerce Bank National Association) (filed as
                      Exhibit 10.24.2 to the Company's Annual Report on Form 10-K for the year ended
                      December 31, 1992 and incorporated herein by reference).
     4.12.3  ----     Rate Swap Transaction, dated as of July 2, 1992, between the Company and Chase Bank of
                      Texas, National Association (formerly, Texas Commerce Bank National Association) (filed as
                      Exhibit 10.24.3 to the Company's Annual Report on Form 10-K for the year ended
                      December 31, 1992 and incorporated herein by reference).
     4.13    ----     Amended and Restated Credit Agreement dated as of November 21, 1996 between the
                      Company and Chase Bank of Texas, National Association (formerly, Texas Commerce Bank
                      National Association), as Agent, and individually as a Bank, and the Banks defined therein
                      (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended
                      December 31, 1997 and incorporated herein by reference).
     4.13.1  ----     First, Second and Third Amendments to the Amended and Restated Credit Agreement  dated
                      November 21, 1996 between the Company and Chase Bank of Texas, National Association
                      (formerly, Texas Commerce Bank National Association) (filed as Exhibit 10.17.1 to the
                      Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).


     4.14    ----     Note Purchase Agreement, dated April 1, 1994, between The Variable Annuity Life Insurance
                      Company, American General Life Insurance Company and the Company in the amount of
                      30,000,000 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
     4.15*   ----     Master Promissory Note in the amount of $20,000,000 between the Company, as payee, and
                      Chase Bank of Texas, National Association (formerly, Texas Commerce Bank National
                      Association), as maker, effective December 30, 1998.
     4.16    ----     Distribution Agreement among the Company and the Agents dated November 15, 1996 relating to the Medium Term Notes (filed as Exhibit 1.1 to the Company's Current Report of Form 8-K
                      dated November 15, 1996 and incorporated herein by reference).
     4.17    ----     Senior Indenture dated as of May 1, 1995 between the Company and Chase Bank of Texas,
                      National Association (formerly, Texas Commerce Bank National Association), as trustee (filed as Exhibit 4(a) to the Company's Registration Statement on Form S-3 (No. 33-57659) and
                      incorporated herein by reference).
     4.18    ----     Subordinated Indenture dated as of May 1, 1995 between the Company and Chase Bank of
                      Texas, National Association (formerly, Texas Commerce Bank National Association) (filed as
                      Exhibit 4(b) to the Company's Registration Statement on Form S-3 (No. 33-57659) and
                      incorporated herein by reference).
     4.19*   ----     Form of Fixed Rate Senior Medium Term Note.
     4.20*   ----     Form of Floating Rate Senior Medium Term Note.
     4.21*   ----     Form of Fixed Rate Subordinated Medium Term Note.
     4.22*   ----     Form of Floating Rate Subordinated Medium Term Note.
     4.23    ----     Statement of Designation of 7.44% Series A Cumulative Redeemable Preferred Shares (filed as
                      Exhibit 99 to the Company's Current Report on Form 8-A dated February 18, 1998 and incorporated herein by reference).
     4.24    ----     Statement of Designation of 7.125% Series B Cumulative Redeemable Preferred Shares (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K dated October 28, 1998 and incorporated herein by reference).
     4.25    ----     Statement of Designation of 7.00% Series C Cumulative Redeemable Preferred Shares (filed as
                      Exhibit 4.1 to the Company's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
     4.26    ----     7.44% Series A Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4 to the
                      Company's Current Report on Form 8-K dated February 23, 1998 and incorporated herein by reference).
     4.27    ----     7.125% Series B Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.1 to the
                      Company's Current Report on  Form 8-K dated October 28, 1998 and incorporated herein by reference).
     4.28    ----     7.00% Series C Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to the
                      Company's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
     4.29    ----     Distribution Agreement among the Company and the Agents dated August 10, 1998 relating to the Medium Term Notes (filed as Exhibit 1.1 to the Company's current report on Form 8-K dated
                      August 12, 1998 and incorporated herein by reference).
    10.1**   ----     1988 Share Option Plan of the Company, as amended (filed as Exhibit 10.1 to the Company's
                      Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).
    10.2**   ----     Weingarten Realty Investors Supplemental Retirement Account Plan, as amended and restated
                      (filed as Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended
                      December 31, 1992 and incorporated herein by reference).
    10.3**   ----     The Savings and Investment Plan for Employees of the Company, as amended (filed as Exhibit
                      4.1 to the Company's Registration Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).
    10.4**   ----     The Fifth Amendment to Savings and Investment Plan for Employees of the Company (filed as
                      Exhibit 4.1.1 to the Company's Post-Effective Amendment No. 1 to Registration Statement on
                      Form S-8 (No. 33-25581) and incorporated herein by reference).


    10.5**   ----     The 1993 Incentive Share Plan of the Company (filed as Exhibit 4.1 to the Company's
                      Registration Statement on Form S-8 (No. 33-52473) and incorporated herein by reference).
    12.1*    ----     Computation of Fixed Charges Ratios.
    21.1*    ----     Subsidiaries of the Registrant.
    23.1*    ----     Consent of Deloitte & Touche LLP.
    27.1*    ----     Financial Data Schedule.

*      Filed  with  this  report.
**     Management  contract  or  compensatory  plan  or  arrangement.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               WEINGARTEN  REALTY  INVESTORS

                                               By:   Stanford  Alexander
                                                  --------------------------
                                                     Stanford  Alexander
                                              Chairman/Chief Executive Officer

Date:   March  12,  1999

     Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                            DATE
          ---------                       -----                            ----

By:  Stanford Alexander        Chairman and Trust Manager               March 12, 1999
     ------------------------
     Stanford Alexander        (Chief Executive Officer)

By:  Andrew M.  Alexander      President                                March 12, 1999
     ------------------------
     Andrew M.  Alexander      and Trust Manager

By:  Robert J. Cruikshank      Trust Manager                            March 12, 1999
     ------------------------
     Robert J. Cruikshank

By:  Martin Debrovner          Vice Chairman                            March 12, 1999
     ------------------------
     Martin Debrovner          and Trust Manager

By:  Melvin Dow                Trust Manager                            March 12, 1999
     ------------------------
     Melvin Dow

By:  Stephen A. Lasher         Trust Manager                            March 12, 1999
     ------------------------
     Stephen A. Lasher

By:  Joseph W. Robertson, Jr.  Executive Vice President and             March 12, 1999
     ------------------------
     Joseph W. Robertson, Jr.  Trust Manager (Chief Financial Officer)

By:  Douglas W. Schnitzer      Trust Manager                            March 12, 1999
     ------------------------
     Douglas W. Schnitzer

By:  Marc J. Shapiro           Trust Manager                            March 12, 1999
     ------------------------
     Marc J. Shapiro

By:  J.T. Trotter              Trust Manager                            March 12, 1999
     ------------------------
     J.T. Trotter

By:  Stephen C. Richter        Senior Vice President/                   March 12, 1999
     ------------------------
     Stephen C. Richter        Financial Administration
                               and Treasurer
                               (Principal Accounting Officer)

                                                                     SCHEDULE II

                                WEINGARTEN REALTY INVESTORS
                             VALUATION AND QUALIFYING ACCOUNTS
                              DECEMBER 31, 1998, 1997 AND 1996

                                   (AMOUNTS IN THOUSANDS)


                                                   CHARGED
                                     BALANCE  AT   TO COSTS   CHARGED                  BALANCE
                                      BEGINNING      AND     TO OTHER   DEDUCTIONS    AT END OF
          DESCRIPTION                 OF PERIOD   EXPENSES   ACCOUNTS      (A)         PERIOD
-----------------------------------  -----------  ---------  --------  ------------  ----------
1998:
    Allowance for Doubtful Accounts  $     1,000  $     683            $        795  $      888
1997:
    Allowance for Doubtful Accounts  $     1,236  $     877            $      1,113  $    1,000
1996:
    Allowance for Doubtful Accounts  $     1,436  $   1,014            $      1,214  $    1,236

Note  A --  Write-offs  of  accounts  receivable  previously  reserved.


                                                                                                  SCHEDULE III
                                             WEINGARTEN REALTY INVESTORS
                                       REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                  DECEMBER 31, 1998

                                                (AMOUNTS IN THOUSANDS)


                                          Total Cost
                               -------------------------------------
                                          Buildings      Projects
                                             and          Under         Total     Accumulated    Encumbrances
                                 Land    Improvements   Development      Cost     Depreciation       (A)
                               --------  -------------  ------------  ----------  ------------  --------------
SHOPPING CENTERS:
  Texas . . . . . . . . . . .  $156,679  $     596,365                $  753,044  $   206,043   $       8,800
  Other States. . . . . . . .    52,350        257,560                   309,910       50,591          24,637
                               --------  -------------  ------------  ----------  ------------  --------------
    Total Shopping Centers. .   209,029        853,925                 1,062,954      256,634          33,437
INDUSTRIAL PROPERTIES:
  Texas . . . . . . . . . . .    24,908        120,794                   145,702       26,748           5,711
  Other States. . . . . . . .     1,750          7,002                     8,752           44
                               --------  -------------  ------------  ----------  ------------  --------------
    Total Shopping Centers. .    26,658        127,796                   154,454       26,792           5,711
OFFICE BUILDING:
  Texas . . . . . . . . . . .       534         15,191                    15,725        9,964
                               --------  -------------  ------------  ----------  ------------  --------------
    Total Improved
      Properties. . . . . . .   236,221        996,912                 1,233,133      293,390          39,148
                               --------  -------------  ------------  ----------  ------------  --------------
LAND UNDER DEVELOPMENT
OR HELD FOR DEVELOPMENT:
  Texas . . . . . . . . . . .                           $     35,347      35,347
  Other States. . . . . . . .                                  7,833       7,833
                               --------  -------------  ------------  ----------  ------------  --------------
     Total Land Under
       Development. . . . . .                                 43,180      43,180
                               --------  -------------  ------------  ----------  ------------  --------------
LEASED PROPERTY
(SHOPPING CENTER)
    UNDER CAPITAL LEASE:
     Other States . . . . . .                   12,254                    12,254        3,599           5,857
                               --------  -------------  ------------  ----------  ------------  --------------
CONSTRUCTION IN
PROGRESS:
  Texas . . . . . . . . . . .                                  4,575       4,575
  Other States. . . . . . . .                                  1,490       1,490
                               --------  -------------  ------------  ----------  ------------  --------------
     Total Construction in
     Progress . . . . . . . .                                  6,065       6,065
                               --------  -------------  ------------  ----------  ------------  --------------
  TOTAL OF ALL
    PROPERTIES. . . . . . . .  $236,221  $   1,009,166  $     49,245  $1,294,632  $   296,989   $       45,005
                               ========  =============  ============  ==========  ============  ==============

Note  A --  Encumbrances  do  not include $25.6 million outstanding under a  $30 million 20-year term loan, payable to a group of insurance companies secured by a property collateral pool including all or part of three shopping centers.

                                                                    SCHEDULE III
                                                                     (CONTINUED)



     The changes in total cost of the properties for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                 1998         1997        1996
                              -----------  -----------  ---------
Balance at beginning of year  $1,118,758   $  970,418   $849,894
Additions at cost. . . . . .     179,587      158,258    132,109
Retirements or sales . . . .      (3,713)      (9,918)   (11,585)
                              -----------  -----------  ---------

Balance at end of year . . .  $1,294,632   $1,118,758   $970,418
                              ===========  ===========  =========


     The changes in accumulated depreciation for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                1998       1997       1996
                              ---------  ---------  ---------
Balance at beginning of year  $262,551   $233,514   $216,657
Additions at cost. . . . . .    35,678     32,226     27,732
Retirements or sales . . . .    (1,240)    (3,189)   (10,875)
                              ---------  ---------  ---------

Balance at end of year . . .  $296,989   $262,551   $233,514
                              =========  =========  =========


                                                                     SCHEDULE IV

                            WEINGARTEN REALTY INVESTORS
                           MORTGAGE LOANS ON REAL ESTATE
                                 DECEMBER 31, 1998

                               (AMOUNTS IN THOUSANDS)




                                       FINAL     PERIODIC     FACE      CARRYING
                           INTEREST   MATURITY   PAYMENT    AMOUNT OF   AMOUNT OF
                             RATE       DATE      TERMS     MORTGAGES  MORTGAGES(C)
                           ---------  --------  ----------  ---------  ------------
SHOPPING CENTERS:
  FIRST MORTGAGES:
    Eastex Venture
      Beaumont, TX (Note A) .  Prime  12-31-98  Varying         3,500         2,243
                              +1 1/2            ($2,243
                                                balloon)
    Main/O.S.T., Ltd.
      Houston, TX . . . .       9.3%  02-01-20  $476            4,800         4,572
                                                Annual
                                                P & I
                                                ($1,241
                                                balloon)
    Markham West
    Shopping Center L.P.
      Little Rock, AK . .        10%  12-31-28  Varying         3,104         3,116
                                                ($3,116
                                                balloon)
INDUSTRIAL:
  FIRST MORTGAGES:
    Railwood
      Houston, TX . . . .        10%  12-28-04  Varying         7,000         6,223
                                                ($6,223
                                                balloon)
    River Pointe, Conroe,TX
      (Note D). . . . . .         9%  11-30-03  Varying         2,133         1,890

    Little York, Houston, TX
      (Note D). . . . . .      Prime  12-31-03  Varying         1,922         1,758
                                 +2%










                                                 Schedule continued on next page

                                                                     SCHEDULE IV
                                                                     (CONTINUED)

                            WEINGARTEN REALTY INVESTORS
                           MORTGAGE LOANS ON REAL ESTATE
                                 DECEMBER 31, 1998

                               (AMOUNTS IN THOUSANDS)





                                      FINAL    PERIODIC      FACE       CARRYING
                          INTEREST   MATURITY   PAYMENT   AMOUNT OF     AMOUNT OF
                            RATE       DATE      TERMS    MORTGAGES   MORTGAGES(C)
                          ---------  --------  ---------  ----------  -------------
UNIMPROVED LAND:
  SECOND MORTGAGE:
    River Pointe
      Conroe, TX . . . .  Prime      12-01-99  Varying        12,000          8,557
                            +1%                ($8,557
                                               balloon)
TOTAL MORTGAGE LOANS ON                                   ----------  -------------
    REAL ESTATE (Note B)                                  $   34,459  $      28,359
                                                          ==========  =============



Note  A -- Mortgage  Loan  was  amended  effective  January  1,  1999  as  follows:
            The  maturity  date  was  extended  to  October  31,  2009,  and
            The  interest  rate  was modified to 6% through October 31, 1999 and  to  8%  commencing November  1,  1999 through  the maturity date.
Note  B -- Changes  in mortgage loans for  the years ended  December 31, 1998, 1997 and 1996  are summarized  below:





                                 1998      1997      1996
                               --------  --------  --------
  Balance,  Beginning of year  $25,653   $27,157   $31,292
  New Mortgage Loans. . . . .    3,116
  Additions to Existing Loans    1,560       589     1,075
  Collections of Principal. .   (1,970)   (2,093)   (5,210)
                               --------  --------  --------

  Balance,  End of Year . . .  $28,359   $25,653   $27,157
                               ========  ========  ========

Note  C -- The aggregate cost at December 31, 1998 for federal income tax purposes is  $27,895.
Note  D -- Principal payments are due monthly to the extent of cash flow generated  by  the  underlying property.