Form 10-Q
period 1999-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 1999-04-29
CIK 828916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q
(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

                  For the quarterly period ended March 31, 1999
                                                 --------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes     X         No
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
                                -----            -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 26, 1999, there were 26,690,320 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

                                     PART 1
                              FINANCIAL INFORMATION

ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS

                           WEINGARTEN REALTY INVESTORS
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      Three Months Ended
                                                           March 31,
                                                     --------------------
                                                        1999       1998
                                                     ---------  ---------
Revenues:
  Rentals . . . . . . . . . . . . . . . . . . . . .  $ 53,433   $ 46,236
  Interest:
    Securities and Other. . . . . . . . . . . . . .       523         43
    Affiliates. . . . . . . . . . . . . . . . . . .       475        364
  Equity in earnings of real estate joint ventures
    and partnerships. . . . . . . . . . . . . . . .        85         95
  Other . . . . . . . . . . . . . . . . . . . . . .       248        224
                                                     ---------  ---------

       Total. . . . . . . . . . . . . . . . . . . .    54,764     46,962
                                                     ---------  ---------

Expenses:
  Depreciation and amortization . . . . . . . . . .    11,637     10,086
  Operating . . . . . . . . . . . . . . . . . . . .     8,178      6,813
  Interest. . . . . . . . . . . . . . . . . . . . .     8,033      8,334
  Ad valorem taxes. . . . . . . . . . . . . . . . .     6,812      5,983
  General and administrative. . . . . . . . . . . .     1,868      1,534
                                                     ---------  ---------

       Total. . . . . . . . . . . . . . . . . . . .    36,528     32,750
                                                     ---------  ---------

Income from Operations. . . . . . . . . . . . . . .    18,236     14,212
Gain on Sales of Property and Securities. . . . . .                   83
                                                     ---------  ---------
Income Before Extraordinary Charge. . . . . . . . .    18,236     14,295
Extraordinary Charge (early retirement of debt) . .       149      1,392
                                                     ---------  ---------
Net Income. . . . . . . . . . . . . . . . . . . . .    18,087     12,903
Dividends on Preferred Shares . . . . . . . . . . .     4,563        574
                                                     ---------  ---------
Net Income Available to Common Shareholders . . . .  $ 13,524   $ 12,329
                                                     =========  =========

Net Income Per Common Share - Basic:
       Income Before Extraordinary Charge . . . . .  $    .52   $    .51
       Extraordinary Charge . . . . . . . . . . . .      (.01)      (.05)
                                                     ---------  ---------
       Net Income . . . . . . . . . . . . . . . . .  $    .51   $    .46
                                                     =========  =========

Net Income Per Common Share - Diluted:
       Income Before Extraordinary Charge . . . . .  $    .51   $    .51
       Extraordinary Charge . . . . . . . . . . . .      (.01)      (.05)
                                                     ---------  ---------
       Net Income . . . . . . . . . . . . . . . . .  $    .50   $    .46
                                                     =========  =========




                 See Notes to Consolidated Financial Statements.






                                    WEINGARTEN REALTY INVESTORS
                                    CONSOLIDATED BALANCE SHEETS
                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                         March 31,   December 31,
                                                                           1999          1998
                                                                       ------------  ------------
                                                                        (unaudited)
                                ASSETS
Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,361,387   $ 1,294,632
Accumulated Depreciation. . . . . . . . . . . . . . . . . . . . . . .     (306,708)     (296,989)
                                                                       ------------  ------------

    Property - net. . . . . . . . . . . . . . . . . . . . . . . . . .    1,054,679       997,643
Investment in Real Estate Joint Ventures and Partnerships . . . . . .        2,758         2,741
                                                                       ------------  ------------


        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,057,437     1,000,384

Mortgage Bonds and Notes Receivable from:
    Affiliate (net of deferred gain of $4,487 in 1999 and 1998) . . .       12,410        13,444
    Real Estate Joint Ventures and Partnerships . . . . . . . . . . .       20,345        23,388
Marketable Debt Securities. . . . . . . . . . . . . . . . . . . . . .                     14,951
Unamortized Debt and Lease Costs. . . . . . . . . . . . . . . . . . .       25,974        25,612
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $1,229 in 1999 and $888 in 1998). . . . . . . . . . . .       11,517        15,197
Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . .          126         1,672
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,038        12,395
                                                                       ------------  ------------
            Total . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,140,847   $ 1,107,043
                                                                       ============  ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   460,198   $   516,366
Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . .       29,079        49,269
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,069         8,229
                                                                       ------------  ------------
        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .      501,346       573,864
                                                                       ------------  ------------


Commitments and Contingencies

Shareholders' Equity:
  Preferred Shares of Beneficial Interest - par value, $.03 per share;
    shares authorized: 10,000
      7.44% Series A cumulative redeemable preferred shares of
        beneficial interest;  3,000 shares issued and outstanding;
        liquidation preference $25 per share. . . . . . . . . . . . .           90            90
      7.125% Series B cumulative redeemable preferred shares of
        beneficial interest;  3,600 shares issued and outstanding;
        liquidation preference $25 per share. . . . . . . . . . . . .          108           108
      7.0% Series C cumulative redeemable preferred shares of
        beneficial interest;  2,300 shares issued and outstanding;
        liquidation preference $50 per share. . . . . . . . . . . . .           69
  Common Shares of Beneficial Interest - par value, $.03 per share;
    shares authorized: 150,000; shares issued and outstanding:
    26,690 in 1999 and 26,673 in 1998 . . . . . . . . . . . . . . . .          801           800
  Capital Surplus . . . . . . . . . . . . . . . . . . . . . . . . . .      638,506       532,254
  Deferred Compensation Obligation. . . . . . . . . . . . . . . . . .          (73)          (73)
                                                                       ------------   -----------

        Shareholders' Equity. . . . . . . . . . . . . . . . . . . . .      639,501       533,179
                                                                       ------------   -----------

            Total . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,140,847   $ 1,107,043
                                                                       ============  ============



                        See Notes to Consolidated Financial Statements.


                                   WEINGARTEN REALTY INVESTORS
                              STATEMENTS OF CONSOLIDATED CASH FLOWS
                                           (UNAUDITED)
                                     (AMOUNTS IN THOUSANDS)



                                                                        Three Months Ended
                                                                             March 31,
                                                                       ---------------------
                                                                          1999        1998
                                                                       ----------  ---------
Cash Flows from Operating Activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  18,087   $ 12,903
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization . . . . . . . . . . . . . . . . .     11,637     10,086
      Equity in earnings of real estate joint ventures and
        partnerships. . . . . . . . . . . . . . . . . . . . . . . . .        (85)       (71)
      Gain on sales of property and securities. . . . . . . . . . . .                   (83)
      Extraordinary charge (early retirement of debt) . . . . . . . .        149      1,392
      Changes in accrued rents and accounts receivable. . . . . . . .      3,680      6,983
      Changes in other assets . . . . . . . . . . . . . . . . . . . .     (3,884)    (3,827)
      Changes in accounts payable and accrued expenses. . . . . . . .    (19,690)   (18,281)
      Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . .         42        154
                                                                       ----------  ---------
        Net cash provided by operating activities . . . . . . . . . .      9,936      9,256
                                                                       ----------  ---------

Cash Flows from Investing Activities:
  Investment in properties. . . . . . . . . . . . . . . . . . . . . .    (55,666)   (44,097)
  Mortgage bonds and notes receivable:
      Advances. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,953)      (162)
      Collections . . . . . . . . . . . . . . . . . . . . . . . . . .         90        544
  Proceeds from sales and disposition of property . . . . . . . . . .                   221
  Proceeds from marketable debt securities. . . . . . . . . . . . . .     15,000     12,269
  Distributions from real estate joint ventures and partnerships. . .                    56
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (47)       281
                                                                       ----------  ---------
        Net cash used in investing activities . . . . . . . . . . . .    (43,576)   (30,888)
                                                                       ----------  ---------

Cash Flows from Financing Activities:
  Proceeds from issuance of:
      Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     26,810     16,776
      Common shares of beneficial interest. . . . . . . . . . . . . .        475        120
      Preferred shares of beneficial interest . . . . . . . . . . . .    111,263     72,512
  Principal payments of debt. . . . . . . . . . . . . . . . . . . . .    (82,935)   (48,863)
  Common and preferred dividends paid . . . . . . . . . . . . . . . .    (23,512)   (18,440)
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (7)       (13)
                                                                       ----------  ---------
        Net cash provided by financing activities . . . . . . . . . .     32,094     22,092
                                                                       ----------  ---------

Net (decrease)/increase in cash and cash equivalents. . . . . . . . .     (1,546)       460
Cash and cash equivalents at January 1. . . . . . . . . . . . . . . .      1,672      2,754
                                                                       ----------  ---------

Cash and cash equivalents at March 31 . . . . . . . . . . . . . . . .  $     126   $  3,214
                                                                       ==========  =========




                   See Notes to Consolidated Financial Statements.

                           WEINGARTEN REALTY INVESTORS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


1.     INTERIM  FINANCIAL  STATEMENTS

The consolidated financial statements included in this report are unaudited, except for the balance sheet as of December 31, 1998. In the opinion of the Company, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

2.     PER  SHARE  DATA

Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated, as follows (in thousands):



                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
Numerator:
Net income available to common shareholders - basic . . .   $ 13,524  $ 12,329
Income attributable to operating partnership units. . . .         41
                                                            --------  --------
Net income available to common shareholders - diluted . .   $ 13,565  $ 12,329
                                                            ========  ========

Denominator:
Weighted average shares outstanding - basic . . . . . . .     26,683    26,665
Effect of dilutive securities:
    Share options and awards. . . . . . . . . . . . . . .         88       178
    Operating partnership units . . . . . . . . . . . . .        148        39
                                                            --------  --------
Weighted average shares outstanding - diluted . . . . . .     26,919    26,882
                                                            ========  ========


3.     DEBT

     The  Company's  debt  consists  of  the  following:


                                                       March 31,   December 31,
                                                         1999          1998
                                                     ------------  ------------
Fixed-rate debt payable to 2015 at 6.0% to 10.5% . .   $ 403,118    $  404,061
Variable-rate unsecured notes payable to 2000. . . .                    82,000
Notes payable under revolving credit agreements. . .      37,060        10,250
Obligations under capital leases . . . . . . . . . .      12,467        12,467
Industrial revenue bonds to 2015 at 3.1% to 5.8%
    at March 31, 1999. . . . . . . . . . . . . . . .       6,232         6,262
Other. . . . . . . . . . . . . . . . . . . . . . . .       1,321         1,326
                                                     ------------  ------------
          Total. . . . . . . . . . . . . . . . . . .   $ 460,198    $  516,366
                                                     ============  ============


At March 31, 1999, the variable interest rate for notes payable under the $200 million revolving credit agreement was 5.4%, and the variable interest rate under the $20 million revolving credit agreement was 5.1%.

In  February  1999,  the  Company retired $82 million of variable-rate unsecured
Medium Term Notes resulting in an extraordinary charge to earnings of $.1 million.

The  Company's  debt  can  be  summarized  as  follows  (in  thousands):


                                                     March 31,   December 31,
                                                       1999          1998
                                                   ------------  ------------
As to interest rate:
    Fixed-rate debt (including amounts fixed
      through interest rate swaps). . . . . . .     $  443,131    $  444,060
    Variable-rate debt. . . . . . . . . . . . .         17,067        72,306
                                                   ------------  ------------

    Total . . . . . . . . . . . . . . . . . . .     $  460,198    $  516,366
                                                   ============  ============
As to collateralization:
    Unsecured debt. . . . . . . . . . . . . . .     $  385,200    $  440,433
    Secured debt. . . . . . . . . . . . . . . .         74,998        75,933
                                                   ------------  ------------

    Total . . . . . . . . . . . . . . . . . . .     $  460,198    $  516,366
                                                   ============  ============


4.     PREFERRED  SHARES

     On January 21, 1999, the Company issued $115 million of 7.0% Series C cumulative redeemable preferred shares with a liquidation preference of $50 per share and no stated maturity in an underwritten public offering. The Company can elect to redeem the shares anytime after March 15, 2004. The Series C shares are redeemable by the holder only upon their death and are also redeemable in cash or common shares at the Company's option. Dividends are cumulative and payable quarterly on or about the 15th of each March, June, September and December. The net proceeds of $111.3 million from the preferred shares were used to pay down all amounts outstanding under the Company's revolving credit facilities and retire $82 million of variable-rate unsecured Medium Term Notes.

5.     PROPERTY

The  Company's  property  consists  of  the  following  (in  thousands):



                                   March 31,    December 31,
                                     1999           1998
                                -------------  -------------
Land . . . . . . . . . . . . .  $     247,702  $     236,221
Land held for development. . .         30,194         30,156
Land under development . . . .         14,428         13,024
Buildings and improvements . .      1,052,228      1,009,166
Construction in-progress . . .         16,835          6,065
                                -------------  -------------

Total. . . . . . . . . . . . .  $   1,361,387  $   1,294,632
                                =============  =============



Interest and ad valorem taxes totaling $.5 million in 1999 and $1.4 million in 1998 were capitalized to land under development or buildings under construction.

6.     SEGMENT  INFORMATION

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

Information concerning the Company's reportable segments is as follows (in thousands):




                                SHOPPING
                                 CENTER    INDUSTRIAL   OTHER     TOTAL
                               ---------  -----------  -------  ----------
Three Months Ended
March 31, 1999:
    Revenues . . . . . . . .   $  47,366  $     6,086  $ 1,312  $   54,764
    Net operating income . .      33,875        4,424    1,475      39,774
    Total assets . . . . . .     941,063      136,799   62,985   1,140,847

Three Months Ended
March 31, 1998:
    Revenues . . . . . . . .   $  42,175  $     3,964  $   823  $   46,962
    Net operating income . .      30,357        2,889      920      34,166
    Total assets . . . . . .     845,869       88,985   34,157     969,011




Net operating income reconciles to income from operations as shown on The Statements of Consolidated Income as follows (in thousands):


                                          Three Months Ended
                                               March 31,
                                          ------------------
                                            1999      1998
                                          --------  --------
Total segment net operating income . . .  $ 39,774  $ 34,166
Less:
    Depreciation and amortization. . . .    11,637    10,086
    Interest . . . . . . . . . . . . . .     8,033     8,334
    General and administrative . . . . .     1,868     1,534
                                          --------  --------
Income from operations . . . . . . . . .  $ 18,236  $ 14,212
                                          ========  ========



Equity in earnings of real estate joint ventures and partnerships as shown on the Statements of Consolidated Income and the corresponding investment balances relate exclusively to the shopping center segment.

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

Weingarten Realty Investors owned and operated 180 anchored shopping centers, 38 industrial properties and one office building at March 31, 1999. Of the Company's 219 developed properties, 163 are located in Texas (including 98 in Houston and Harris County). The Company's remaining properties are located in Louisiana (11), Arizona (10), Nevada (8), Arkansas (6), New Mexico (5), Oklahoma
(4), Tennessee (4), Kansas (3), Colorado (2), Missouri (1), Illinois (1), and Maine (1). The Company has nearly 4,000 leases and 3,000 different tenants.
Leases for the Company's properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of the Company's anchor tenants are supermarkets, drugstores and other retailers which generally sell basic necessity-type items.

CAPITAL  RESOURCES  AND  LIQUIDITY

The Company anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements, and that cash on hand, borrowings under its existing credit facilities, issuance of unsecured debt and the use of project financing, as well as other debt and equity alternatives, will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows was $9.9 million for the first three months of 1999 as compared to $9.3 million for the same period of 1998. The increase was due primarily to the Company's acquisition and new development programs.

The Company's Board of Trust Managers approved an increase in the quarterly dividend per common share from $.67 to $.71, effective this first quarter of 1999. The Company's dividend payout ratio on common equity was 75% for the first quarter of 1999 and 1998 based on funds from operations for the applicable period.

The Company invested $53.0 million in the portfolio through acquisitions and new development. Acquisitions during the quarter added .6 million square feet to the portfolio, representing an investment of $41.8 million. The Company purchased a shopping center, an office/service center and a vacant 98,000 square foot building adjacent to one of our shopping centers on which we are finalizing a lease for the entire space with a national discount department store. Champions Village Shopping Center is a 408,000 square foot supermarket-anchored shopping center located in one of the more affluent and densely populated areas of Houston. The center is anchored by Randall's Foods, Barnes & Noble, Steinmart, Palais Royal and Walgreens and was 87% occupied when acquired. The office/service center purchased represents our first industrial property in Las Vegas. This 66,000 square foot facility was 95% occupied when acquired.

With respect to new development, the Company began construction of retail space adjacent to a corporately-owned Albertson's supermarket in a suburb of Dallas during the quarter and purchased land for the development of a 134,000 square foot shopping center in the Denver area. The Denver shopping center, which will be owned in a joint venture with our Denver-based partner, is anchored by a 68,000 square foot King Soopers supermarket for which a lease has been executed. Including these two shopping centers, we currently have eight retail locations and one industrial facility under construction. The projects will total about 575,000 square feet upon completion and will represent an investment of approximately $47.5 million. Additionally, we are finishing construction of a 260-unit luxury apartment complex on previously undeveloped land of the Company, which will represent an investment of about $14 million. With the exception of the Denver property purchased during this quarter, the balance of the projects will be substantially completed prior to year-end.

Total debt outstanding decreased to $460.2 million at quarter-end from $516.4 at December 31, 1998. This decrease was primarily due to the retirement of debt with the $111.3 million of net proceeds from the Company's first quarter preferred share offering. The Company's debt to total capitalization is a conservative 25.6% and its cash flow covers its interest costs a strong 4.0 times for the four quarters ended March 31, 1999.

In January 1999, the Company issued $115 million of 7.0% Series C cumulative redeemable preferred shares with a liquidation preference of $50 per share and no stated maturity in an underwritten public offering. The Company can elect to redeem the shares anytime after March 15, 2004. The Series C shares are redeemable by the holder only upon their death (up to a maximum of 3% of the total issue per year) and are also redeemable in cash or common shares at the Company's option. The proceeds from the preferred share offering were used to pay down all amounts outstanding under the Company's revolving credit facilities and retire $82 million of variable-rate unsecured Medium Term Notes.

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

Funds from operations increased to $25.2 million for the first quarter of 1999, as compared to $23.6 million for the same period of 1998. This increase relates primarily to the impact of the Company's acquisitions and, to a lesser degree, new development and activity at its existing properties.

RESULTS  OF  OPERATIONS

Net income available to common shareholders increased to $13.5 million from $12.3 million for the first quarter of 1999 as compared with the same quarter of 1998. Net income per common share-basic increased to $.51 in 1999 from $.46 in 1998, while net income per share-diluted increased to $.50 in 1999 from $.46 in 1998. Included in net income in 1998 was an extraordinary loss of $1.4 million, or $.05 per share, on the early retirement of fixed-rate debt.

Rental revenues were $53.4 million in 1999, as compared to $46.2 million in 1998, representing an increase of approximately $7.2 million or 15.6%. This increase relates primarily to acquisitions and, to a lesser degree, new development and activity at the Company's existing properties. Occupancy of the Company's retail properties was 92.9% at the end of the first quarter of 1999 as compared to 92.7% at March 31, 1998. Occupancy of the Company's total portfolio stood at 92.8% at March 31, 1999 as compared to 92.9% at the end of the first quarter of the prior year. During the first quarter of 1999, the Company completed 193 renewals or leases comprising .8 million square feet of space. Rental rates increased an average of 6.8% over the rates charged to the prior tenants. Net of capital costs for tenant improvements, the increase averaged 4.0%. Retail sales on a same-store basis increased by 1% based on sales reported during the last twelve months.

Gross interest costs, before capitalization of interest, decreased by $.1 million from $8.6 million in the first quarter of 1998 to $8.5 million in the first quarter of 1999. The decrease was due primarily to the decrease in the average interest rate between periods from 7.2% in 1998 to 7.1% in 1999. The amount of interest capitalized during the period increased from $.3 million in 1998 to $.4 million in 1999 due to an increase in new development activity.

General and administrative expenses increased by $.3 million to $1.9 million in the first quarter of 1999 from $1.5 million in the same quarter of 1998. The increase is due to the Company's adoption of the new Emerging Issues Task Force Consensus decision which provides that internal costs of identifying and acquiring operating property incurred subsequent to March 19, 1998 should be expensed. Also, contributing to the increase is an increase in staffing necessitated by the growth in the portfolio.

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

The Company has completed a review of its software and hardware and determined that all mission-critical systems are Year 2000 compliant. Non-mission critical software and hardware have also been reviewed, and the Company has identified certain personal computers, local area networks and file servers which are scheduled for upgrades or replacement as part of the Company's ongoing maintenance of its information system technology. The Company has also completed a review of Year 2000 issues not related to information technology including, but not limited to, the use of imbedded chips or internal clocks in machinery or equipment. As the Company owns primarily single-story industrial buildings and neighborhood retail centers without enclosed common areas, the use of this technology is very limited and, accordingly, the Company believes that it is Year 2000 compliant. The Company has no incremental costs in addressing these Year 2000 issues.

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

                                     PART II
                                OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

               (12) A statement of computation of ratios of earnings and funds from operations to combined fixed charges and preferred dividends.

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



                                              WEINGARTEN  REALTY  INVESTORS
                                              -----------------------------
                                                      (Registrant)



                                              BY:  /s/  Stanford Alexander
                                                 --------------------------
                                                      Stanford Alexander
                                              Chairman/Chief Executive Officer
                                              (Principal  Executive  Officer)



                                              BY:  /s/  Stephen C. Richter
                                                 --------------------------
                                                      Stephen C. Richter
                                              Senior  Vice  President/Financial
                                                Administration  and  Treasurer
                                               (Principal  Accounting  Officer)


DATE:     April  29,  1999
          ----------------