Form 10-Q
period 1999-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 1999-07-27
CIK 828916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q
(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes     X.        No
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 23, 1999, there were 26,692,018 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

                                            PART 1
                                    FINANCIAL INFORMATION

ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS

                                  WEINGARTEN REALTY INVESTORS
                               STATEMENTS OF CONSOLIDATED INCOME
                                          (UNAUDITED)
                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       Three Months Ended       Six Months Ended
                                                            June 30,                June 30,
                                                     ----------------------  ----------------------
                                                        1999        1998        1999        1998
                                                     ----------  ----------  ----------  ----------
Revenues:
  Rentals. . . . . . . . . . . . . . . . . . . . .   $  54,989   $  47,787   $ 108,422   $  94,021
  Interest:
    Securities and Other . . . . . . . . . . . . .           1          63         524         106
    Affiliates . . . . . . . . . . . . . . . . . .         623         292       1,098         656
  Equity in earnings of real estate joint ventures
    and partnerships . . . . . . . . . . . . . . .          83          91         168         186
  Other. . . . . . . . . . . . . . . . . . . . . .         616         575         864         801
                                                     ----------  ----------  ----------  ----------

       Total . . . . . . . . . . . . . . . . . . .      56,312      48,808     111,076      95,770
                                                     ----------  ----------  ----------  ----------

Expenses:
  Depreciation and amortization. . . . . . . . . .      11,527      10,219      23,164      20,306
  Operating. . . . . . . . . . . . . . . . . . . .       9,182       7,475      17,360      14,288
  Interest . . . . . . . . . . . . . . . . . . . .       7,491       8,086      15,524      16,419
  Ad valorem taxes . . . . . . . . . . . . . . . .       6,951       6,075      13,763      12,058
  General and administrative . . . . . . . . . . .       1,922       1,863       3,790       3,397
                                                     ----------  ----------  ----------  ----------

       Total . . . . . . . . . . . . . . . . . . .      37,073      33,718      73,601      66,468
                                                     ----------  ----------  ----------  ----------

Income from Operations . . . . . . . . . . . . . .      19,239      15,090      37,475      29,302
Gain (Loss) on Sales of Property and Securities. .         (55)        (13)        (55)         70
                                                     ----------  ----------  ----------  ----------
Income Before Extraordinary Charge . . . . . . . .      19,184      15,077      37,420      29,372
Extraordinary Charge (early retirement of debt). .                                (149)     (1,392)
                                                     ----------  ----------  ----------  ----------
Net Income . . . . . . . . . . . . . . . . . . . .      19,184      15,077      37,271      27,980
Dividends on Preferred Shares. . . . . . . . . . .       5,010       1,395       9,573       1,969
                                                     ----------  ----------  ----------  ----------
Net Income Available to Common Shareholders. . . .   $  14,174   $  13,682   $  27,698   $  26,011
                                                     ==========  ==========  ==========  ==========

Net Income Per Common Share - Basic:
       Income Before Extraordinary Charge. . . . .   $     .53   $     .51   $    1.05   $    1.03
       Extraordinary Charge. . . . . . . . . . . .                                (.01)       (.05)
                                                     ----------  ----------  ----------  ----------
       Net Income. . . . . . . . . . . . . . . . .   $     .53   $     .51   $    1.04   $     .98
                                                     ==========  ==========  ==========  ==========

Net Income Per Common Share - Diluted:
       Income Before Extraordinary Charge. . . . .   $     .53   $     .51   $    1.04   $    1.02
       Extraordinary Charge. . . . . . . . . . . .                                (.01)       (.05)
                                                     ----------  ----------  ----------  ----------
       Net Income. . . . . . . . . . . . . . . . .   $     .53   $     .51   $    1.03   $     .97
                                                     ==========  ==========  ==========  ==========

                         See Notes to Consolidated Financial Statements.

                                    WEINGARTEN REALTY INVESTORS
                                    CONSOLIDATED BALANCE SHEETS
                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                         June 30,    December 31,
                                                                           1999          1998
                                                                       ------------  ------------
                                                                       (unaudited)
                           ASSETS
Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,404,132   $ 1,294,632
Accumulated Depreciation. . . . . . . . . . . . . . . . . . . . . . .     (316,620)     (296,989)
                                                                       ------------  ------------
    Property - net. . . . . . . . . . . . . . . . . . . . . . . . . .    1,087,512       997,643
Investment in Real Estate Joint Ventures and Partnerships . . . . . .        2,881         2,741
                                                                       ------------  ------------

              Total . . . . . . . . . . . . . . . . . . . . . . . . .    1,090,393     1,000,384

Mortgage Bonds and Notes Receivable from:
    Affiliate (net of deferred gain of $4,487 in 1999 and 1998) . . .       11,925        13,444
    Real Estate Joint Ventures and Partnerships . . . . . . . . . . .       21,852        23,388
Marketable Debt Securities. . . . . . . . . . . . . . . . . . . . . .                     14,951
Unamortized Debt and Lease Costs. . . . . . . . . . . . . . . . . . .       26,888        25,612
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $1,059 in 1999 and $888 in 1998). . . . . . . . . . . .       10,696        15,197
Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . .        3,892         1,672
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,428        12,395
                                                                       ------------  ------------

                          Total . . . . . . . . . . . . . . . . . . .  $ 1,177,074   $ 1,107,043
                                                                       ============  ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   489,328   $   516,366
Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . .       41,293        49,269
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,645         8,229
                                                                       ------------  ------------

              Total . . . . . . . . . . . . . . . . . . . . . . . . .      542,266       573,864
                                                                       ------------  ------------

Commitments and Contingencies

Shareholders' Equity:
  Preferred Shares of Beneficial Interest - par value, $.03 per share;
    shares authorized: 10,000
     7.44% Series A cumulative redeemable preferred shares of
       beneficial interest;  3,000 shares issued and outstanding;
       liquidation preference $25 per share . . . . . . . . . . . . .           90            90
     7.125% Series B cumulative redeemable preferred shares of
       beneficial interest;  3,600 shares issued and outstanding;
       liquidation preference $25 per share . . . . . . . . . . . . .          108           108
     7.0% Series C cumulative redeemable preferred shares of
       beneficial interest;  2,300 shares issued and outstanding;
       liquidation preference $50 per share . . . . . . . . . . . . .           69
  Common Shares of Beneficial Interest - par value, $.03 per share;
    shares authorized: 150,000; shares issued and outstanding:
    26,693 in 1999 and 26,673 in 1998 . . . . . . . . . . . . . . . .          801           800
  Capital Surplus . . . . . . . . . . . . . . . . . . . . . . . . . .      633,813       532,254
  Deferred Compensation Obligation. . . . . . . . . . . . . . . . . .          (73)          (73)
                                                                       ------------  ------------
      Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . .      634,808       533,179
                                                                       ------------  ------------

                          Total . . . . . . . . . . . . . . . . . . .  $ 1,177,074   $ 1,107,043
                                                                       ============  ============

                       See Notes to Consolidated Financial Statements.

                                WEINGARTEN REALTY INVESTORS
                           STATEMENTS OF CONSOLIDATED CASH FLOWS
                                        (UNAUDITED)
                                   (AMOUNTS IN THOUSANDS)

                                                                  Six Months Ended
                                                                      June 30,
                                                              ----------------------
                                                                 1999        1998
                                                              ----------  ----------
Cash Flows from Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .  $  37,271   $  27,980
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization. . . . . . . . . . . . .     23,164      20,306
      Equity in earnings of real estate joint ventures and
        partnerships . . . . . . . . . . . . . . . . . . . .       (168)       (138)
      (Gain) loss on sales of property and securities. . . .         55         (70)
      Extraordinary charge (early retirement of debt). . . .        149       1,392
      Changes in accrued rents and accounts receivable . . .      4,370       4,644
      Changes in other assets. . . . . . . . . . . . . . . .     (5,116)     (5,285)
      Changes in accounts payable and accrued expenses . . .     (8,077)     (6,271)
      Other, net . . . . . . . . . . . . . . . . . . . . . .        260         366
                                                              ----------  ----------
        Net cash provided by operating activities. . . . . .     51,908      42,924
                                                              ----------  ----------

Cash Flows from Investing Activities:
  Investment in properties . . . . . . . . . . . . . . . . .    (94,866)    (77,792)
  Mortgage bonds and notes receivable:
      Advances . . . . . . . . . . . . . . . . . . . . . . .     (4,820)       (514)
      Collections. . . . . . . . . . . . . . . . . . . . . .      1,122         353
  Proceeds from sales and disposition of property. . . . . .          3         221
  Proceeds from marketable debt securities . . . . . . . . .     15,000      12,269
  Real estate joint ventures and partnerships:
      Investments. . . . . . . . . . . . . . . . . . . . . .       (454)
      Distributions. . . . . . . . . . . . . . . . . . . . .        216         250
  Other, net . . . . . . . . . . . . . . . . . . . . . . . .         (7)        281
                                                              ----------  ----------
        Net cash used in investing activities. . . . . . . .    (83,806)    (64,932)
                                                              ----------  ----------

Cash Flows from Financing Activities:
  Proceeds from issuance of:
      Debt . . . . . . . . . . . . . . . . . . . . . . . . .     53,417      66,095
      Common shares of beneficial interest . . . . . . . . .        475         124
      Preferred shares of beneficial interest. . . . . . . .    111,263      72,512
  Principal payments of debt . . . . . . . . . . . . . . . .    (83,487)    (79,789)
  Common and preferred dividends paid. . . . . . . . . . . .    (47,474)    (37,701)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . .        (76)       (189)
                                                              ----------  ----------
        Net cash provided by financing activities. . . . . .     34,118      21,052
                                                              ----------  ----------

Net (decrease)/increase in cash and cash equivalents . . . .      2,220        (956)
Cash and cash equivalents at January 1 . . . . . . . . . . .      1,672       2,754
                                                              ----------  ----------

Cash and cash equivalents at June 30 . . . . . . . . . . . .  $   3,892   $   1,798
                                                              ==========  ==========

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

2.     PER  SHARE  DATA

Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated, as follows (in thousands):

                                                         Three Months Ended   Six Months Ended
                                                              June 30,            June 30,
                                                         ------------------  ------------------
                                                           1999      1998      1999      1998
                                                         --------  --------  --------  --------
Numerator:
Net income available to common shareholders - basic . .  $ 14,174  $ 13,682  $ 27,698  $ 26,011
Income attributable to operating partnership units. . .        35                  76
                                                         --------  --------  --------  --------
Net income available to common shareholders - diluted .  $ 14,209  $ 13,682  $ 27,774  $ 26,011
                                                         ========  ========  ========  ========

Denominator:
Weighted average shares outstanding - basic . . . . . .    26,692    26,667    26,687    26,666
Effect of dilutive securities:
    Share options and awards. . . . . . . . . . . . . .        90       128        88       153
    Operating partnership units . . . . . . . . . . . .       148        39       148        39
                                                         --------  --------  --------  --------
Weighted average shares outstanding - diluted . . . . .    26,930    26,834    26,923    26,858
                                                         ========  ========  ========  ========

3.     DEBT

     The  Company's  debt  consists  of  the  following  (in  thousands):

                                                        June 30,    December 31,
                                                          1999          1998
                                                      ------------  ------------
Fixed-rate debt payable to 2015 at 6.0% to 10.5% . .  $    405,722  $    404,061
Variable-rate unsecured notes payable to 2000. . . .                      82,000
Notes payable under revolving credit agreements. . .        63,450        10,250
Obligations under capital leases . . . . . . . . . .        12,467        12,467
Industrial revenue bonds to 2015 at 3.6% to 5.8%
      at June 30, 1999 . . . . . . . . . . . . . . .         6,202         6,262
Other. . . . . . . . . . . . . . . . . . . . . . . .         1,487         1,326
                                                      ------------  ------------

      Total. . . . . . . . . . . . . . . . . . . . .  $    489,328  $    516,366
                                                      ============  ============

At June 30, 1999, the variable interest rate for notes payable under the $200 million revolving credit agreement was 5.8%, and the variable interest rate under the $20 million revolving credit agreement was 5.3%.

In  February  1999,  the  Company retired $82 million of variable-rate unsecured
Medium Term Notes resulting in an extraordinary charge to earnings of $.1 million.

The Company has three interest rate swap contracts with an aggregate notional amount of $40 million. Such contracts, which expire through 2004, have been outstanding since their purchase in 1992. The interest rate swaps have an effective interest rate of 8.1%.

     The  Company's  debt  can  be  summarized  as  follows  (in  thousands):

                                                  June 30,   December 31,
                                                    1999          1998
                                               ------------  ------------
As to interest rate:
    Fixed-rate debt (including amounts fixed
      through interest rate swaps). . . . . .  $    445,735  $    444,060
    Variable-rate debt. . . . . . . . . . . .        43,593        72,306
                                               ------------  ------------

    Total . . . . . . . . . . . . . . . . . .  $    489,328  $    516,366
                                               ============  ============
As to collateralization:
    Unsecured debt. . . . . . . . . . . . . .  $    411,718  $    440,433
    Secured debt. . . . . . . . . . . . . . .        77,610        75,933
                                               ------------  ------------

    Total . . . . . . . . . . . . . . . . . .  $    489,328  $    516,366
                                               ============  ============

4.     PROPERTY

The  Company's  property  consists  of  the  following  (in  thousands):

                                     June 30,    December 31,
                                       1999          1998
                                   ------------  ------------
Land . . . . . . . . . . . . . .   $    252,330  $    236,221
Land held for development. . . .         30,212        30,156
Land under development . . . . .         16,586        13,024
Buildings and improvements . . .      1,073,146     1,009,166
Construction in-progress . . . .         31,858         6,065
                                   ------------  ------------

Total. . . . . . . . . . . . . .   $  1,404,132  $  1,294,632
                                   ============  ============

Interest and ad valorem taxes capitalized to land under development or buildings under construction was $.8 million and $.4 million for the quarter ending June 30, 1999 and 1998 and $1.3 and $.7 million for the six months ended June 30, 1999 and 1998.

5.     SEGMENT  INFORMATION

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

Information concerning the Company's reportable segments is as follows (in thousands):

                               SHOPPING
                                CENTER    INDUSTRIAL     OTHER       TOTAL
                              ----------  ----------  ----------  ------------
Three Months Ended
June 30, 1999:
    Revenues . . . . . . . .  $   48,707  $    6,559  $    1,046  $    56,312
    Net operating income . .      34,429       4,717       1,033       40,179
    Total assets . . . . . .     949,049     153,340      74,685    1,177,074

Three Months Ended
June 30, 1998:
    Revenues . . . . . . . .  $   43,733  $    4,302  $      773  $    48,808
    Net operating income . .      31,384       3,115         759       35,258
    Total assets . . . . . .     854,000     101,086      40,323      995,409


Six Months Ended
June 30, 1999:
    Revenues . . . . . . . .  $   96,074  $   12,645  $    2,357  $   111,076
    Net operating income . .      68,305       9,141       2,507       79,953

Six Months Ended
June 30, 1998:
    Revenues . . . . . . . .  $   85,909  $    8,266  $    1,595  $    95,770
    Net operating income . .      61,741       6,003       1,680       69,424

Net operating income reconciles to income from operations as shown on the Statements of Consolidated Income as follows (in thousands):

                                        Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                        ------------------    ------------------
                                          1999      1998        1999      1998
                                        --------  --------    --------  --------
Total segment net operating income . .  $ 40,179  $ 35,258    $ 79,953  $ 69,424
Less:
    Depreciation and amortization. . .    11,527    10,219      23,164    20,306
    Interest . . . . . . . . . . . . .     7,491     8,086      15,524    16,419
    General and administrative . . . .     1,922     1,863       3,790     3,397
                                        --------  --------    --------  --------
Income from operations                  $ 19,239  $ 15,090    $ 37,475  $ 29,302
                                        ========  ========    ========  ========

Equity in earnings of real estate joint ventures and partnerships as shown on the Statements of Consolidated Income and the corresponding investment balances relate exclusively to the shopping center segment.

6.     SUBSEQUENT  EVENT

On July 19, 1999, the Company issued $20 million of ten year 7.35% fixed-rate, unsecured Medium Term Notes. Including the effect of a loss of $1.2 million on the sale of Treasury locks which were designated as a hedge against the future issuance of fixed-rate notes, the effective interest rate is 8.2%.

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

Weingarten Realty Investors owned and operated 184 anchored shopping centers, 43 industrial properties, one office building and one apartment complex at June 30, 1999. Of the Company's 229 developed properties, 172 are located in Texas (including 100 in Houston and Harris County). The Company's remaining properties are located in Louisiana (11), Arizona (11), Nevada (8), Arkansas
(6), New Mexico (5), Oklahoma (4), Tennessee (4), Kansas (3), Colorado (2), Missouri (1), Illinois (1), and Maine (1). The Company has nearly 4,000 leases and 3,000 different tenants. Leases for the Company's properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of the Company's anchor tenants are supermarkets, drugstores and other retailers which generally sell basic necessity-type items.

CAPITAL  RESOURCES  AND  LIQUIDITY

The Company anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements, and that cash on hand, borrowings under its existing credit facilities, issuance of unsecured debt and the use of project financing, as well as other debt and equity alternatives, will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows was $51.9 million for the first six months of 1999 as compared to $42.9 million for the same period of 1998. The increase was due primarily to the Company's acquisition and new development programs.

The Company's Board of Trust Managers approved a quarterly dividend per common share of $.71 for the second quarter. The Company's dividend payout ratio on common equity was 74% and 75% for the second quarters of 1999 and 1998 based on funds from operations for the applicable period.

The Company invested an additional $36.2 million in the portfolio through acquisitions and new development. Acquisitions during the quarter added .7 million square feet to the portfolio, representing an investment of $21.9 million. The Company purchased a shopping center and five industrial projects. Bell Plaza, a 144,000 square foot shopping center in Amarillo, Texas, is our sixth property in Amarillo and is anchored by a 63,500 square foot United Supermarket. This center was 87% occupied when purchased. Sherman Plaza Business Park is a 100,000 square foot office/service center in Richardson, Texas, a suburb of Dallas. The Company also acquired three office/service facilities in Austin, Texas that totaled 148,000 square feet. With the addition of these facilities, we now own two retail and four industrial properties totaling nearly 700,000 square feet in Austin. Lastly, the Company purchased a
40.4 acre tract in the Claywood Industrial Park in Houston. Included with this acquisition is a 330,000 square foot warehouse that was 100% leased when purchased. Additionally, the surplus land at this site allows for development of an additional 400,000 square feet of warehouse space.

With respect to new development, construction continues at the eight retail locations and one industrial facility. The projects will total about 575,000 square feet upon completion and will represent an investment of approximately $47.5 million. Additionally, we are finishing construction of a 260-unit luxury apartment complex on previously undeveloped land of the Company, which will represent an investment of about $14 million. With the exception of the newly acquired site in Denver, the balance of the projects will be substantially completed prior to year-end.

Total debt outstanding decreased to $489.3 million at quarter-end from $516.4 at December 31, 1998. This decrease was primarily due to the retirement of debt with the $111.3 million of net proceeds from the Company's first quarter preferred share offering, offset by acquisitions in the first six months of this year and the Company's ongoing development and redevelopment efforts. The Company's debt to total capitalization is a conservative 26.0% and its cash flow covers its interest costs a strong 4.2 times for the four quarters ended June 30, 1999.

During the quarter, the Company announced that it was negotiating the sale of 130 acres of unimproved land at Railwood, the Company's master-planned industrial park, and an 80% interest in nearly two million square feet of bulk warehouse facilities. The Company will continue to provide leasing and property management services for the improved properties and also retain the right to develop the unimproved land in joint ventures with the purchaser. Assuming the transaction is finalized, it is expected to close in the fourth quarter and the total cash proceeds to the Company are projected to be approximately $59 million. The effect of this transaction on funds from operations will be neutral in 1999 but will be accretive over the long-term as the proceeds are reinvested.

Subsequent to quarter-end, the Company issued $20 million of ten-year 7.35% fixed-rate, unsecured Medium Term Notes. Including the effect of a loss of $1.2 million on the sale of Treasury locks which were designated as a hedge against the future issuance of fixed-rate notes, the effective interest rate is 8.2%.

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

Funds from operations increased to $25.7 million for the second quarter of 1999, as compared to $23.8 million for the same period of 1998. For the six months ended June 30, 1999, funds from operations increased to $50.9 million from $47.4 million. These increases primarily relate to the impact of the Company's acquisitions and, to a lesser degree, new development and activity at its existing properties.

RESULTS  OF  OPERATIONS

Net income available to common shareholders increased to $14.2 million from $13.7 million for the second quarter of 1999 as compared with the same quarter of 1998. Net income per common share-basic increased to $.53 in 1999 from $.51 in 1998, while net income per share-diluted also increased to $.53 in 1999 from $.51 in 1998.

Rental revenues were $55.0 million in 1999, as compared to $47.8 million in 1998, representing an increase of approximately $7.2 million or 15.1%. This increase relates primarily to acquisitions and, to a lesser degree, new development and activity at the Company's existing properties. Occupancy of the Company's retail properties was 92.4% at the end of the second quarter of 1999 as compared to 93.1% at June 30, 1998. Occupancy of the Company's total portfolio was 92.7% at June 30, 1999 as compared to 93.4% at the end of the second quarter of the prior year. During the first six months of 1999, the Company completed 390 renewals or leases comprising 1.8 million square feet of space. Rental rates increased an average of 9.3% over the rates charged to the prior tenants. Net of capital costs for tenant improvements, the increase averaged 6.5%. Retail sales on a same-store basis increased by 1.6% based on sales reported during the last twelve months.

Gross interest costs, before capitalization of interest, decreased by $.2 million from $8.5 million in the second quarter of 1998 to $8.3 million in the second quarter of 1999. The decrease was due primarily to a decrease in the average debt outstanding between periods from $476.1 million in 1998 to $461.8 million in 1999. The amount of interest capitalized during the period increased from $.4 million in 1998 to $.8 million in 1999 due to an increase in new development activity.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of the Company's acquisition and new development programs.

SIX  MONTHS  ENDED  JUNE  30,  1999

Net income available to common shareholders increased by $1.7 million to $27.7 million for the first six months of 1999 from $26.0 million for the comparable period in 1998. Net income per common share-basic increased to $1.04 in 1999 from $.98 in 1998, while net income per share-diluted increased to $1.03 in 1999 from $.97 in 1998. Included in net income for 1998 is an extraordinary loss of $1.4 million, or $.05 per share, on the early retirement of debt.

Rental revenues increased 15.3% to $108.4 million, compared with $94.0 million for the same period of the prior year. This increase relates primarily to acquisitions and, to a lesser degree, new development and activity at the Company's existing properties.

Gross interest costs, before capitalization of interest, decreased by $.1 million to $17.0 million in the first six months of 1999 from $17.1 million in the same period of 1998. The decrease was due primarily to a decrease in the average debt outstanding between periods, from $475.0 million in 1998 to $469.1 million in 1999. The average interest rate remained unchanged at 7.2%. The amount of interest capitalized during the period increased from $.6 million in 1998 to $1.3 million in 1999 due to an increase in new development activity.

General and administrative expenses increased by $.4 million to $3.8 million for the first six months of 1999 from $3.4 million for the comparable period of 1998. The increase is due to the Company's adoption of the new Emerging Issues Task Force Consensus decision which provides that internal costs of identifying and acquiring operating property incurred subsequent to March 19, 1998 should be expensed. Also, contributing to the increase is an increase in staffing necessitated by the growth in the portfolio.

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



                                               WEINGARTEN  REALTY  INVESTORS
                                               -----------------------------
                                                        (Registrant)



                                               BY:  /s/  Stanford  Alexander
                                                 ---------------------------
                                                      Stanford  Alexander
                                               Chairman/Chief Executive Officer
                                                (Principal  Executive  Officer)



                                               BY:  /s/  Stephen C. Richter
                                                 ---------------------------
                                                      Stephen C. Richter
                                               Senior Vice President/Financial
                                                 Administration and Treasurer
                                               (Principal  Accounting  Officer)


DATE:   July  27,  1999
        ---------------