Form 10-Q
period 1999-09-30
WEINGARTEN REALTY INVESTORS /TX/
filed 1999-11-02
CIK 828916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q
(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                               ------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 1, 1999, there were 26,692,018 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

                                     PART 1
                              FINANCIAL INFORMATION

ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS

                                        WEINGARTEN REALTY INVESTORS
                                     STATEMENTS OF CONSOLIDATED INCOME
                                                (UNAUDITED)
                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       Three Months Ended       Nine Months Ended
                                                          September 30,           September 30,
                                                     ----------------------  ----------------------
                                                       1999         1998        1999        1998
                                                     ----------  ----------  ----------  ----------
Revenues:
  Rentals. . . . . . . . . . . . . . . . . . . . .   $  57,171   $  49,169   $ 165,593   $ 143,192
  Interest:
    Affiliates . . . . . . . . . . . . . . . . . .         529         356       1,627       1,040
    Securities and Other . . . . . . . . . . . . .         125          65         649         143
  Equity in earnings of real estate joint ventures
    and partnerships . . . . . . . . . . . . . . .          43          89         211         275
  Other. . . . . . . . . . . . . . . . . . . . . .         519         276       1,383       1,075
                                                     ----------  ----------  ----------  ----------

       Total . . . . . . . . . . . . . . . . . . .      58,387      49,955     169,463     145,725
                                                     ----------  ----------  ----------  ----------

Expenses:
  Depreciation and amortization. . . . . . . . . .      12,640      10,493      35,804      30,798
  Operating. . . . . . . . . . . . . . . . . . . .       9,026       7,439      26,386      21,727
  Interest . . . . . . . . . . . . . . . . . . . .       8,155       8,479      23,679      24,899
  Ad valorem taxes . . . . . . . . . . . . . . . .       7,146       6,530      20,909      18,588
  General and administrative . . . . . . . . . . .       1,843       1,662       5,633       5,058
                                                     ----------  ----------  ----------  ----------

       Total . . . . . . . . . . . . . . . . . . .      38,810      34,603     112,411     101,070
                                                     ----------  ----------  ----------  ----------

Income from Operations . . . . . . . . . . . . . .      19,577      15,352      57,052      44,655
Gain (Loss) on Sales of Property and Securities. .          (5)        347         (60)        417
                                                     ----------  ----------  ----------  ----------
Income Before Extraordinary Charge . . . . . . . .      19,572      15,699      56,992      45,072
Extraordinary Charge (early retirement of debt). .                                (149)     (1,392)
                                                     ----------  ----------  ----------  ----------
Net Income . . . . . . . . . . . . . . . . . . . .      19,572      15,699      56,843      43,680
Dividends on Preferred Shares. . . . . . . . . . .       5,010       1,395      14,583       3,364
                                                     ----------  ----------  ----------  ----------
Net Income Available to Common Shareholders. . . .   $  14,562   $  14,304   $  42,260   $  40,316
                                                     ==========  ==========  ==========  ==========

Net Income Per Common Share - Basic:
       Income Before Extraordinary Charge. . . . .   $     .55   $     .54   $    1.59   $    1.56
       Extraordinary Charge. . . . . . . . . . . .                                (.01)       (.05)
                                                     ----------  ----------  ----------  ----------
       Net Income. . . . . . . . . . . . . . . . .   $     .55   $     .54   $    1.58   $    1.51
                                                     ==========  ==========  ==========  ==========

Net Income Per Common Share - Diluted:
       Income Before Extraordinary Charge. . . . .   $     .54   $     .53   $    1.58   $    1.55
       Extraordinary Charge. . . . . . . . . . . .                                (.01)       (.05)
                                                     ----------  ----------  ----------  ----------
       Net Income. . . . . . . . . . . . . . . . .   $     .54   $     .53   $    1.57   $    1.50
                                                     ==========  ==========  ==========  ==========

                         See Notes to Consolidated Financial Statements.

                                      WEINGARTEN REALTY INVESTORS
                                      CONSOLIDATED BALANCE SHEETS
                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      September 30,  December 31,
                                                                          1999           1998
                                                                     -------------  -------------
                                                                      (unaudited)
                                ASSETS
Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,468,274    $ 1,294,632
Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . .     (328,876)      (296,989)
                                                                     -------------  -------------
    Property - net . . . . . . . . . . . . . . . . . . . . . . . . .    1,139,398        997,643
Investment in Real Estate Joint Ventures and Partnerships. . . . . .        1,688          2,741
                                                                     -------------  -------------

            Total. . . . . . . . . . . . . . . . . . . . . . . . . .    1,141,086      1,000,384

Mortgage Bonds and Notes Receivable from:
    Affiliate (net of deferred gain of $4,487 in 1999 and 1998). . .       11,960         13,444
    Real Estate Joint Ventures and Partnerships. . . . . . . . . . .       41,968         23,388
Marketable Debt Securities . . . . . . . . . . . . . . . . . . . . .                      14,951
Unamortized Debt and Lease Costs . . . . . . . . . . . . . . . . . .       28,003         25,612
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $1,346 in 1999 and $888 in 1998) . . . . . . . . . . .       12,848         15,197
Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . . .        3,234          1,672
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,039         12,395
                                                                     -------------  -------------

                  Total. . . . . . . . . . . . . . . . . . . . . . .  $ 1,250,138    $ 1,107,043
                                                                     =============  =============

              LIABILITIES AND SHAREHOLDERS' EQUITY

Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   564,296    $   516,366
Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . .       44,748         49,269
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,555          8,229
                                                                     -------------  -------------

            Total. . . . . . . . . . . . . . . . . . . . . . . . . .      619,599        573,864
                                                                     -------------  -------------

Commitments and Contingencies

Shareholders' Equity:
  Preferred Shares of Beneficial Interest - par value, $.03 per share;
   shares authorized: 10,000
    7.44% Series A cumulative redeemable preferred shares of
      beneficial interest;  3,000 shares issued and outstanding;
      liquidation preference $25 per share . . . . . . . . . . . . .           90             90
    7.125% Series B cumulative redeemable preferred shares of
      beneficial interest;  3,600 shares issued and outstanding;
      liquidation preference $25 per share . . . . . . . . . . . . .          108            108
    7.0% Series C cumulative redeemable preferred shares of
      beneficial interest;  2,300 shares issued and outstanding;
      liquidation preference $50 per share . . . . . . . . . . . . .           69
  Common Shares of Beneficial Interest - par value, $.03 per share;
    shares authorized: 150,000; shares issued and outstanding:
    26,692 in 1999 and 26,673 in 1998. . . . . . . . . . . . . . . .          801            800
  Capital Surplus. . . . . . . . . . . . . . . . . . . . . . . . . .      629,509        532,254
  Deferred Compensation Obligation . . . . . . . . . . . . . . . . .          (38)           (73)
                                                                     -------------  -------------
      Shareholders' Equity . . . . . . . . . . . . . . . . . . . . .      630,539        533,179
                                                                     -------------  -------------

                  Total. . . . . . . . . . . . . . . . . . . . . . .  $ 1,250,138    $ 1,107,043
                                                                     =============  =============

                See Notes to Consolidated Financial Statements.

                                 WEINGARTEN REALTY INVESTORS
                            STATEMENTS OF CONSOLIDATED CASH FLOWS
                                         (UNAUDITED)
                                    (AMOUNTS IN THOUSANDS)

                                                                 Nine Months Ended
                                                                   September 30,
                                                             -----------------------
                                                                1999         1998
                                                             ----------   ----------
Cash Flows from Operating Activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . .  $  56,843    $  43,680
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization . . . . . . . . . . . .     35,804       30,798
      Equity in earnings of real estate joint ventures and
        partnerships. . . . . . . . . . . . . . . . . . . .       (211)        (204)
      (Gain) loss on sales of property and securities . . .         60         (418)
      Extraordinary charge (early retirement of debt) . . .        149        1,392
      Changes in accrued rents and accounts receivable. . .      2,603         (560)
      Changes in other assets . . . . . . . . . . . . . . .     (7,542)      (8,125)
      Changes in accounts payable and accrued expenses. . .     (7,208)      (3,362)
      Other, net. . . . . . . . . . . . . . . . . . . . . .        729          394
                                                             ----------   ----------
        Net cash provided by operating activities . . . . .     81,227       63,595
                                                             ----------   ----------

Cash Flows from Investing Activities:
  Investment in properties. . . . . . . . . . . . . . . . .   (150,547)    (103,714)
  Mortgage bonds and notes receivable:
      Advances. . . . . . . . . . . . . . . . . . . . . . .     (6,031)      (7,298)
      Collections . . . . . . . . . . . . . . . . . . . . .      1,284          884
  Proceeds from sales and disposition of property . . . . .          3          371
  Proceeds from marketable debt securities. . . . . . . . .     15,000       12,229
  Real estate joint ventures and partnerships:
      Investments . . . . . . . . . . . . . . . . . . . . .     (1,321)
      Distributions . . . . . . . . . . . . . . . . . . . .        216          279
  Other, net. . . . . . . . . . . . . . . . . . . . . . . .         (7)         241
                                                             ----------   ----------
        Net cash used in investing activities . . . . . . .   (141,403)     (97,008)
                                                             ----------   ----------

Cash Flows from Financing Activities:
  Proceeds from issuance of:
      Debt. . . . . . . . . . . . . . . . . . . . . . . . .    105,658      138,528
      Common shares of beneficial interest. . . . . . . . .        475          124
      Preferred shares of beneficial interest . . . . . . .    111,263       72,512
  Principal payments of debt. . . . . . . . . . . . . . . .    (83,993)    (120,847)
  Common and preferred dividends paid . . . . . . . . . . .    (71,435)     (56,962)
  Other, net. . . . . . . . . . . . . . . . . . . . . . . .       (230)        (245)
                                                             ----------   ----------
        Net cash provided by financing activities . . . . .     61,738       33,110
                                                             ----------   ----------

Net increase/(decrease) in cash and cash equivalents. . . .      1,562         (303)
Cash and cash equivalents at January 1. . . . . . . . . . .      1,672        2,754
                                                             ----------   ----------

Cash and cash equivalents at September 30 . . . . . . . . .  $   3,234    $   2,451
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

2.     PER  SHARE  DATA

Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated, as follows (in thousands):

                                                         Three Months Ended     Nine Months Ended
                                                            September 30,         September 30,
                                                        --------------------   --------------------
                                                           1999       1998       1999       1998
                                                        ---------  ---------   ---------  ---------
Numerator:
Net income available to common shareholders - basic . . $ 14,562   $ 14,304    $ 42,260   $ 40,316
Income attributable to operating partnership units. . .       35          5         111          5
                                                        ---------  ---------   ---------  ---------
Net income available to common shareholders - diluted . $ 14,597   $ 14,309    $ 42,371   $ 40,321
                                                        =========  =========   =========  =========

Denominator:
Weighted average shares outstanding - basic . . . . . .   26,692     26,667      26,688     26,666
Effect of dilutive securities:
    Share options and awards. . . . . . . . . . . . . .       57         65          77        124
    Operating partnership units . . . . . . . . . . . .      142         54         142         44
                                                        ---------  ---------   ---------  ---------
Weighted average shares outstanding - diluted . . . . .   26,891     26,786      26,907     26,834
                                                        =========  =========   =========  =========

3.     DEBT

The  Company's  debt  consists  of  the  following  (in  thousands):

                                                     September 30,   December 31,
                                                          1999           1998
                                                     -------------  -------------
Fixed-rate debt payable to 2015 at 6.0% to 10.5% . .   $  423,987     $  404,061
Variable-rate unsecured notes payable to 2000. . . .                      82,000
Notes payable under revolving credit agreements. . .       95,687         10,250
Obligations under capital leases . . . . . . . . . .       36,949         12,467
Industrial revenue bonds to 2015 at 3.8% to 6.2%
    at September 30, 1999. . . . . . . . . . . . . .        6,171          6,262
Other. . . . . . . . . . . . . . . . . . . . . . . .        1,502          1,326
                                                     -------------  -------------

    Total. . . . . . . . . . . . . . . . . . . . . .   $  564,296     $  516,366
                                                     =============  =============

At September 30, 1999, the variable interest rate for notes payable under the $200 million revolving credit agreement was 5.8%, and the variable interest rate under the $20 million revolving credit agreement was 5.6%.

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

The  Company's  debt  can  be  summarized  as  follows  (in  thousands):

                                                September 30,  December 31,
                                                     1999          1998
                                                -------------  ------------
As to interest rate:
    Fixed-rate debt (including amounts fixed
      through interest rate swaps). . . . . . .  $   488,469    $  444,060
    Variable-rate debt. . . . . . . . . . . . .       75,827        72,306
                                                -------------  ------------

    Total . . . . . . . . . . . . . . . . . . .  $   564,296    $  516,366
                                                =============  ============

As to collateralization:
    Unsecured debt. . . . . . . . . . . . . . .  $   462,721    $  440,433
    Secured debt. . . . . . . . . . . . . . . .      101,575        75,933
                                                -------------  ------------

    Total . . . . . . . . . . . . . . . . . . .  $   564,296    $  516,366
                                                =============  ============

4.     PROPERTY

The  Company's  property  consists  of  the  following  (in  thousands):

                                September 30,   December 31,
                                    1999           1998
                               --------------  --------------
Land . . . . . . . . . . . . .  $    269,751    $    236,221
Land held for development. . .        29,616          30,156
Land under development . . . .        15,025          13,024
Buildings and improvements . .     1,139,769       1,009,166
Construction in-progress . . .        14,113           6,065
                               --------------  --------------

Total. . . . . . . . . . . . .  $  1,468,274    $  1,294,632
                               ==============  ==============

Interest and ad valorem taxes capitalized to land under development or buildings under construction was $1.0 million and $.4 million for the quarter ending September 30, 1999 and 1998 and $2.3 and $1.0 million for the nine months ended September 30, 1999 and 1998.

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

Information concerning the Company's reportable segments is as follows (in thousands):

                             SHOPPING
                              CENTER    INDUSTRIAL    OTHER      TOTAL
                             ---------  ----------  ---------  ----------
Three Months Ended
September 30, 1999:
    Revenues . . . . . . . . $  49,514  $    7,745  $   1,128  $   58,387
    Net operating income . .    35,449       5,538      1,228      42,215
    Total assets . . . . . .   983,697     185,717     80,724   1,250,138

Three Months Ended
September 30, 1998:
    Revenues . . . . . . . . $  44,259  $    4,923  $     773  $   49,955
    Net operating income . .    31,394       3,571      1,021      35,986
    Total assets . . . . . .   872,385     113,737     39,130   1,025,252


Nine Months Ended
September 30, 1999:
    Revenues . . . . . . . . $ 145,587  $   20,391  $   3,485  $  169,463
    Net operating income . .   103,753      14,679      3,736     122,168

Nine Months Ended
September 30, 1998:
    Revenues . . . . . . . . $ 130,168  $   13,189  $   2,368  $  145,725
    Net operating income . .    93,135       9,574      2,701     105,410

Net operating income reconciles to income from operations as shown on the Statements of Consolidated Income as follows (in thousands):

                                         Three Months Ended        Nine Months Ended
                                            September 30,            September 30,
                                        --------------------    ----------------------
                                           1999       1998         1999         1998
                                        ---------  ---------    ----------  ----------
Total segment net operating income . .  $ 42,215   $ 35,986     $ 122,168   $ 105,410
Less:
    Depreciation and amortization. . .    12,640     10,493        35,804      30,798
    Interest . . . . . . . . . . . . .     8,155      8,479        23,679      24,899
    General and administrative . . . .     1,843      1,662         5,633       5,058
                                        ---------  ---------    ----------  ----------
Income from operations . . . . . . . .  $ 19,577   $ 15,352     $  57,052   $  44,655
                                        =========  =========    ==========  ==========

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

Weingarten Realty Investors owned and operated 184 anchored shopping centers, 50 industrial properties, one office building and one apartment complex at September 30, 1999. Of the Company's 236 developed properties, 179 are located in Texas (including 101 in Houston and Harris County). The Company's remaining properties are located in Louisiana (11), Arizona (11), Nevada (8), Arkansas
(6), New Mexico (5), Oklahoma (4), Tennessee (4), Kansas (3), Colorado (2), Missouri (1), Illinois (1), and Maine (1). The Company has nearly 4,200 leases and 3,200 different tenants. Leases for the Company's properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of the Company's anchor tenants are supermarkets, drugstores and other retailers which generally sell basic necessity-type items.

CAPITAL  RESOURCES  AND  LIQUIDITY

The Company anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements, and that cash on hand, borrowings under its existing credit facilities, issuance of unsecured debt and the use of project financing, as well as other debt and equity alternatives, will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows was $81.2 million for the first nine months of 1999 as compared to $63.6 million for the same period of 1998. The increase was due primarily to the Company's acquisition and new development programs and improvements in the performance of its existing portfolio of properties.

The Company's Board of Trust Managers approved a quarterly dividend per common share of $.71 for the third quarter. The Company's dividend payout ratio on common equity was 73% and 74% for the third quarters of 1999 and 1998 based on funds from operations for the applicable period.

The Company invested an additional $50.7 million in the portfolio through acquisitions and new development. Acquisitions during the quarter added .9 million square feet to the portfolio, representing an investment of $39.5 million. The Company acquired its joint venture partner's 77% interest in a 245,000 square foot shopping center in Santa Fe, New Mexico and executed a lease on six industrial projects that has been recorded as a capital lease. The six office/distribution facilities in Dallas, Texas totaled 755,000 square feet and were 89% occupied when acquired. With the addition of these facilities, the Company owns seven retail and fourteen industrial properties in the Dallas/Fort Worth metroplex totaling 2.3 million square feet of building space. Three of the seven retail centers are currently under construction with anchor retailers in place.

With respect to new development, the Company acquired land for two additional development projects in Louisiana and Arizona. The Company currently has ten retail centers and one industrial facility under construction. These projects will total about 700,000 square feet upon completion and will represent an investment of approximately $62 million. At the end of August, construction was completed on the 260-unit luxury apartment complex, representing an investment of about $14 million. The Company views this development as an opportunistic use of land inventory rather than a programmed expansion into the multi-family sector. At quarter-end, the complex was 78% leased.

Total debt outstanding increased to $564.3 million at quarter-end from $516.4 at December 31, 1998. This increase was primarily due to acquisitions in the first nine months of this year and the Company's ongoing development and redevelopment efforts, offset by the retirement of debt with the $111.3 million of net proceeds from the Company's first quarter preferred share offering. Included in total debt outstanding of $564.3 at September 30, 1999 is floating-rate debt of $75.8 million, after recognizing the offsetting effect of $40 million of interest rate swaps. Additionally, our exposure to interest rate increases is further reduced by $9.6 of floating-rate notes receivable from various joint venture partners. The Company's debt to total capitalization is a conservative 30.6% and the interest coverage and the fixed charge coverage ratios are 4.3 to 1 and 2.9 to 1, respectively, for the four quarters ended September 30, 1999.

In July 1999, the Company issued $20 million of ten-year 7.35% fixed-rate, unsecured Medium Term Notes. Including the effect of a loss of $1.2 million on the sale of Treasury locks which were designated as a hedge against the future issuance of fixed-rate notes, the effective interest rate is 8.2%.

During the second quarter, the Company announced that it was negotiating the sale of 130 acres of unimproved land at Railwood, the Company's master-planned industrial park, and an 80% interest in nearly two million square feet of bulk warehouse facilities. The Company will continue to provide leasing and property management services for the improved properties and also retain the right to develop the unimproved land in joint ventures with the purchaser. This transaction is expected to close in the fourth quarter and the total cash proceeds to the Company are projected to be approximately $59 million. The effect of this transaction on funds from operations will be neutral in 1999, but will be accretive over the long-term as the proceeds are reinvested.

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

Funds from operations increased to $27.1 million for the third quarter of 1999, as compared to $24.4 million for the same period of 1998. For the nine months ended September 30, 1999, funds from operations increased to $78.0 million from $71.8 million. These increases primarily relate to the impact of the Company's acquisitions and, to a lesser degree, new development and activity at its existing properties.

RESULTS  OF  OPERATIONS
THREE  MONTHS  ENDED  SEPTEMBER  30,  1999

Net income available to common shareholders increased to $14.6 million from $14.3 million for the third quarter of 1999 as compared with the same quarter of 1998. Net income per common share-basic increased to $.55 in 1999 from $.54 in 1998, while net income per share-diluted also increased to $.54 in 1999 from $.53 in 1998.

Rental revenues were $57.2 million in 1999, as compared to $49.2 million in 1998, representing an increase of approximately $8.0 million or 16.3%. This increase relates primarily to acquisitions and, to a lesser degree, new development and activity at the Company's existing properties. Occupancy of the Company's retail and industrial properties was 92.1% and 93.9%, respectively, at the end of the third quarter of 1999 as compared to 93.2% and 92.6%, respectively, at September 30, 1998. Occupancy of the Company's total portfolio was 92.7% at September 30, 1999 as compared to 93.1% at the end of the third quarter of the prior year. During the first nine months of 1999, the Company completed 633 renewals or leases comprising 3.4 million square feet of space. Rental rates increased an average of 9.6% over the rates charged to the prior tenants. Net of capital costs for tenant improvements, the increase averaged 6.4%. Retail sales on a same-store basis increased by 2.1% based on sales reported during the last twelve months.

Gross interest costs, before capitalization of interest, increased by $.2 million from $8.8 million in the third quarter of 1998 to $9.0 million in the third quarter of 1999. The increase was due primarily to an increase in the average debt outstanding between periods from $500.3 million in 1998 to $512.5 million in 1999. The average interest rate remained unchanged at 7.1%. The amount of interest capitalized during the period increased from $.4 million in 1998 to $.9 million in 1999 due to an increase in new development activity.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of the Company's acquisition and new development programs.

NINE  MONTHS  ENDED  SEPTEMBER  30,  1999

Net income available to common shareholders increased by $2.0 million to $42.3 million for the first nine months of 1999 from $40.3 million for the comparable period in 1998. Net income per common share-basic increased to $1.58 in 1999 from $1.51 in 1998, while net income per share-diluted increased to $1.57 in 1999 from $1.50 in 1998. Included in net income for 1998 is an extraordinary loss of $1.4 million, or $.05 per share, on the early retirement of debt.

Rental revenues increased 15.6% to $165.6 million, compared with $143.2 million for the same period of the prior year. This increase relates primarily to acquisitions and, to a lesser degree, new development and activity at the Company's existing properties.

Gross interest costs, before capitalization of interest, decreased by $.1 million to $25.8 million in the first nine months of 1999 from $25.9 million in the same period of 1998. The average interest rate remained unchanged at 7.1%. The amount of interest capitalized during the period increased from $1.0 million in 1998 to $2.1 million in 1999 due to an increase in new development activity.

General and administrative expenses increased by $.5 million to $5.6 million for the first nine months of 1999 from $5.1 million for the comparable period of 1998. The increase is due to the Company's adoption of the new Emerging Issues Task Force Consensus decision which provides that internal costs of identifying and acquiring operating property incurred subsequent to March 19, 1998 should be expensed. Also, contributing to the increase is an increase in staffing necessitated by the growth in the portfolio.

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

              (27)  Article  5  Financial Data Schedule (EDGAR  filing only).


         (b)  Reports  on  Form  8-K

              A Form 8-K, dated August 13, 1999, was filed to report significant acquisitions in response to Item 2., Acquisitions or Disposition of Assets and Item 7., Financial Statements, Pro Forma Financial Information and Exhibits.

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



                                               WEINGARTEN  REALTY  INVESTORS
                                               -----------------------------
                                                      (Registrant)



                                               BY:  /s/  Stanford  Alexander
                                               -----------------------------
                                                   Stanford  Alexander
                                            Chairman/Chief  Executive  Officer
                                              (Principal  Executive  Officer)



                                               BY:  /s/  Stephen  C.  Richter
                                               -----------------------------
                                                    Stephen  C.  Richter
                                              Senior  Vice  President/Financial
                                                Administration  and  Treasurer
                                               (Principal  Accounting  Officer)


DATE:     November  2,  1999
          ------------------