Form 10-K
period 1999-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2000-03-17
CIK 828916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K
(Mark  One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                      (713) 866-6000
                               (Registrant's telephone number)

                        Securities registered pursuant to Section 12(b) of the Act.

                    Title of Each Class                            Name of each exchange on which registered
-----------------------------------------------------------------  -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common shares held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on February 22, 2000 was approximately $952,676,135. As of February 22, 2000 there were 26,694,953 common shares of beneficial interest, $.03 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held April 24, 2000 are incorporated by reference in Part III.

     Exhibit  Index  beginning  on  Page  40


                                    TABLE OF CONTENTS


ITEM NO.                                                                        PAGE NO.
--------                                                                        --------
PART I

           1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1
           2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .       2
           3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .      13
           4.  Submission of Matters to a Vote of Shareholders . . . . . . . . .      13
               Executive Officers of the Registrant. . . . . . . . . . . . . . .      14


PART II

           5.  Market for Registrant's Common Shares of Beneficial
               Interest and Related Shareholder Matters. . . . . . . . . . . . .      15
           6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . .      16
           7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . . . .      17
          7A.  Quantitative and Qualitative Disclosure about Market Risk . . . .      20
           8.  Financial Statements and Supplementary Data . . . . . . . . . . .      21
           9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure . . . . . . . . . . . . . . .      39


PART III

          10.  Trust Managers and Executive Officers of the Registrant . . . . .      39
          11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . .      39
          12.  Security Ownership of Certain Beneficial Owners and
               Management. . . . . . . . . . . . . . . . . . . . . . . . . . . .      39
          13.  Certain Relationships and Related Transactions. . . . . . . . . .      39


PART IV

          14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K .      39

                                     PART I

ITEM  1.  BUSINESS

     General. Weingarten Realty Investors, an unincorporated trust organized under the Texas Real Estate Investment Trust Act, and its predecessor entity began the ownership and development of shopping centers and other commercial real estate in 1948. WRI is self-advised and self-managed. As of December 31, 1999, we owned or operated under long-term leases interests in 239 developed income-producing real estate projects. We owned 187 shopping centers located in the Houston metropolitan area and in other parts of Texas and in Louisiana, Arizona, Nevada, Arkansas, New Mexico, Oklahoma, Tennessee, Kansas, Colorado, Missouri, Illinois, Florida and Maine. We also owned 50 industrial projects located in Tennessee, Nevada and Houston, Austin and Dallas, Texas. Additionally, we owned one multi-family residential project and one office building, which serves, in part, as WRI's headquarters. Our interests in these projects aggregated approximately 27.8 million square feet of building area and
104.1 million square feet of land area. We also owned interests in 31 parcels of unimproved land under development or held for future development which aggregated approximately 8.2 million square feet.

     WRI currently employs 203 persons and its principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008, and its phone number is (713) 866-6000.

     Location of Properties. Historically, WRI has emphasized investments in properties located primarily in the Houston area. Since 1987, we actively acquired properties outside of Houston. Of our 270 properties which were owned or operated under long-term leases as of December 31, 1999, 100 of our 239 developed properties and 14 of our 31 parcels of unimproved land were located in the Houston metropolitan area. In addition to these properties, we owned 79 developed properties and eight parcels of unimproved land located in other parts of Texas. Because of our investments in the Houston area, as well as in other parts of Texas, the Houston and Texas economies affect, to some degree, the business and operations of WRI.

     In 1999, the economies of Houston and Texas continued to grow, albeit at a slower pace than 1998, but still exceeding the national average; the economy of the entire southwestern United States, where WRI has its primary operations, also remained strong relative to the national average. The Houston economy, because of its strengths in energy and engineering and construction, has become much more integrated into the international economy and is somewhat affected by the international climate. Thus, while Houston's expansion slowed in 1999, it is expected to continue to expand in 2000 and beyond. A deterioration in the Houston or Texas economies could adversely affect WRI. However, WRI's centers are generally anchored by grocery and drug stores under long-term leases, and these types of stores, which deal in basic necessity-type items, tend to be less affected by economic change.

     Competition. There are other developers and owner-operators engaged in the development, acquisition and operation of shopping centers and commercial property who compete with us in our trade areas. This results in competition for both acquisitions of existing income-producing properties and also for prime development sites. There is also competition for tenants to occupy the space that WRI and its competitors develop, acquire and manage.

     We believe that the principal competitive factors in attracting tenants in our market areas are location, price, anchor tenants and maintenance of properties. We also believe that our competitive advantages include the favorable locations of our properties, our ability to provide a retailer with multiple locations with anchor tenants in the Houston area and the practice of continuous maintenance and renovation of our properties.

     Financial Information. Additional financial information concerning WRI is included in the Consolidated Financial Statements located on pages 22 through 38 herein.

ITEM  2.  PROPERTIES

     At December 31, 1999, WRI's real estate properties consisted of 270 locations in fourteen states. A complete listing of these properties, including the name, location, building area and land area (in square feet), as applicable, is set forth below:


                                  SHOPPING CENTERS

                                                               Building
                Name and Location                                Area          Land Area
---------------------------------------------------------      ---------       ---------
HOUSTON AND HARRIS COUNTY, TOTAL. . . . . . . . . . . . . . .  7,647,000       29,720,000
Alabama-Shepherd, S. Shepherd at W. Alabama . . . . . . . . .     28,000  *        88,000  *
Almeda Road, Almeda at Southmore. . . . . . . . . . . . . . .     17,000           37,000
Bayshore Plaza, Spencer Hwy. at Burke Rd. . . . . . . . . . .     36,000          196,000
Bellaire Boulevard, Bellaire at S. Rice . . . . . . . . . . .     35,000          137,000
Bellfort, Bellfort at Southbank . . . . . . . . . . . . . . .     48,000          167,000
Bellfort Southwest, Bellfort at Gessner . . . . . . . . . . .     30,000           89,000
Bellwood, Bellaire at Kirkwood. . . . . . . . . . . . . . . .    136,000          655,000
Bingle Square, U.S. Hwy. 290 at Bingle. . . . . . . . . . . .     46,000          168,000
Braeswood Square, N. Braeswood at Chimney Rock. . . . . . . .    103,000          422,000
Centre at Post Oak, Westheimer at Post Oak Blvd.. . . . . . .    184,000          505,000
Champions Village, F.M. 1960 at Champions Forest Dr.. . . . .    408,000        1,391,000
Copperfield Village, Hwy. 6 at F.M. 529 . . . . . . . . . . .    157,000          712,000
Crestview, Bissonnet at Wilcrest. . . . . . . . . . . . . . .      9,000           35,000
Crosby, F.M. 2100 at Kenning Road (61%) . . . . . . . . . . .     36,000  *       124,000  *
Cullen Place, Cullen at Reed. . . . . . . . . . . . . . . . .      7,000           30,000
Cullen Plaza, Cullen at Wilmington. . . . . . . . . . . . . .     81,000          318,000
Cypress Pointe, F.M. 1960 at Cypress Station. . . . . . . . .    191,000          737,000
Cypress Village, Louetta at Grant Road. . . . . . . . . . . .     25,000          134,000
Del Sol Market Place, Telephone at Monroe . . . . . . . . . .     21,000           87,000
Eastpark, Mesa Rd. at Tidwell . . . . . . . . . . . . . . . .    140,000          665,000
Edgebrook, Edgebrook at Gulf Fwy. . . . . . . . . . . . . . .     78,000          360,000
Fiesta Village, Quitman at Fulton . . . . . . . . . . . . . .     30,000           80,000
Fondren Southwest Village, Fondren at W. Bellfort . . . . . .    323,000        1,362,000
Fondren/West Airport, Fondren at W. Airport . . . . . . . . .     62,000          223,000
45/York Plaza, I-45 at W. Little York . . . . . . . . . . . .    218,000          840,000
Glenbrook Square, Telephone Road. . . . . . . . . . . . . . .     71,000          320,000
Griggs Road, Griggs at Cullen . . . . . . . . . . . . . . . .     85,000          422,000
Harrisburg Plaza, Harrisburg at Wayside . . . . . . . . . . .     95,000          334,000
Heights Plaza, 20th St. at Yale . . . . . . . . . . . . . . .     72,000          228,000
Humblewood Shopping Plaza, Eastex Fwy. at F.M. 1960 . . . . .    180,000          784,000
I-45/Telephone Rd. Center, I-45 at Maxwell Street . . . . . .    178,000          819,000
Inwood Village, W. Little York at N. Houston-Rosslyn. . . . .     68,000          305,000
Jacinto City, Market at Baca. . . . . . . . . . . . . . . . .     24,000  *        67,000  *
Kingwood, Kingwood Dr. at Chestnut Ridge. . . . . . . . . . .    155,000          648,000
Landmark, Gessner at Harwin . . . . . . . . . . . . . . . . .     56,000          228,000
Lawndale, Lawndale at 75th St.. . . . . . . . . . . . . . . .     53,000          177,000
Little York Plaza, Little York at E. Hardy. . . . . . . . . .    118,000          486,000
Long Point, Long Point at Wirt (77%). . . . . . . . . . . . .     58,000  *       257,000  *
Lyons Avenue, Lyons at Shotwell . . . . . . . . . . . . . . .     68,000          179,000
Market at Westchase, Westheimer at Wilcrest . . . . . . . . .     84,000          333,000
Miracle Corners, S. Shaver at Southmore . . . . . . . . . . .     87,000          386,000
Northbrook, Northwest Fwy. at W. 34th . . . . . . . . . . . .    204,000          656,000
North Main Square, Pecore at N. Main. . . . . . . . . . . . .     18,000           64,000

                                               Table  continued  on  next  page


                                                                Building
               Name and Location                                  Area           Land Area
--------------------------------------------------------------  ---------        ----------
North Oaks, F.M. 1960 at Veterans Memorial . . . . . . . . . .    322,000        1,246,000
North Triangle, I-45 at F.M. 1960. . . . . . . . . . . . . . .     16,000          113,000
Northway, Northwest Fwy. at 34th . . . . . . . . . . . . . . .    212,000          793,000
Northwest Crossing, N.W. Fwy. at Hollister (75%) . . . . . . .    135,000  *       671,000  *
Northwest Park Plaza, F.M. 149 at Champions Forest . . . . . .     32,000          268,000
Oak Forest, W. 43rd at Oak Forest. . . . . . . . . . . . . . .    164,000          541,000
Orchard Green, Gulfton at Renwick. . . . . . . . . . . . . . .     74,000          273,000
Randall's/Cypress Station, F.M. 1960 at I-45 . . . . . . . . .    141,000          618,000
Randall's/El Dorado, El Dorado at Hwy. 3 . . . . . . . . . . .    119,000          429,000
Randall's/Kings Crossing, Kingwood Dr. at Lake Houston Pkwy. .    128,000          624,000
Randall's/Norchester, Grant at Jones . . . . . . . . . . . . .    109,000          475,000
Richmond Square, Richmond Ave. at W. Loop 610. . . . . . . . .     33,000          136,000
River Oaks, East, W. Gray at Woodhead. . . . . . . . . . . . .     71,000          206,000
River Oaks, West, W. Gray at S. Shepherd . . . . . . . . . . .    235,000          609,000
Sheldon Forest, North, I-10 at Sheldon . . . . . . . . . . . .     22,000          131,000
Sheldon Forest, South, I-10 at Sheldon . . . . . . . . . . . .     38,000  *       164,000  *
Shops at Three Corners, S. Main at Old Spanish Trail (70%) . .    183,000  *       803,000  *
Southgate, W. Fuqua at Hiram Clark . . . . . . . . . . . . . .    115,000          533,000
Spring Plaza, Hammerly at Campbell . . . . . . . . . . . . . .     56,000          202,000
Steeplechase, Jones Rd. at F.M. 1960 . . . . . . . . . . . . .    193,000          849,000
Stella Link, North, Stella Link at S. Braeswood (77%). . . . .     40,000  *       156,000  *
Stella Link, South, Stella Link at S. Braeswood. . . . . . . .     15,000           56,000
Studemont, Studewood at E. 14th St . . . . . . . . . . . . . .     28,000           91,000
Ten Blalock Square, I-10 at Blalock. . . . . . . . . . . . . .     97,000          321,000
10/Federal, I-10 at Federal. . . . . . . . . . . . . . . . . .    132,000          474,000
University Plaza, Bay Area at Space Center . . . . . . . . . .     96,000          424,000
The Village Arcade, University at Kirby. . . . . . . . . . . .    191,000          414,000
West  Junction, Hwy. 6 at Keith Harrow Dr. . . . . . . . . . .     67,000          264,000
Westbury Triangle, Chimney Rock at W. Bellfort . . . . . . . .     67,000          257,000
Westchase, Westheimer at Wilcrest. . . . . . . . . . . . . . .    236,000          766,000
Westhill Village, Westheimer at Hillcroft. . . . . . . . . . .    131,000          480,000
Wilcrest Southwest, Wilcrest at Southwest Fwy. . . . . . . . .     26,000           78,000

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL. . . . . . . . .  6,246,000       26,820,000
McDermott Commons, McDermott at Custer Rd., Allen. . . . . . .     12,000           72,000
Bell Plaza, 45th Ave. at Bell St., Amarillo. . . . . . . . . .    144,000          682,000
Coronado, S.W. 34th St. at Wimberly Dr., Amarillo. . . . . . .     49,000          201,000
Grand Plaza, Interstate Hwy 40 at Grand Ave., Amarillo . . . .    157,000          637,000
Puckett Plaza, Bell Road, Amarillo . . . . . . . . . . . . . .    133,000          621,000
Spanish Crossroads, Bell St. at Atkinsen St., Amarillo . . . .     72,000          275,000
Wolflin Village, Wolflin Ave. at Georgia St., Amarillo . . . .    191,000          421,000
Brodie Oaks, South Lamar Blvd. at Loop 360, Austin . . . . . .    245,000        1,050,000
Southridge Plaza, William Cannon Dr. at S. 1st St., Austin . .    143,000          565,000
Baywood, State Hwy. 60 at Baywood Dr., Bay City. . . . . . . .     40,000          169,000
Calder, Calder at 24th St., Beaumont . . . . . . . . . . . . .     34,000          129,000
North Park Plaza, Eastex Fwy. at Dowlen, Beaumont. . . . . . .     70,000  *       318,000  *
Phelan West, Phelan at 23rd St., Beaumont (67%). . . . . . . .     16,000  *        59,000  *
Southgate, Calder Ave. at 6th St., Beaumont. . . . . . . . . .     34,000          118,000
Westmont, Dowlen at Phelan, Beaumont . . . . . . . . . . . . .     95,000          507,000
Bryan Village, Texas at Pease, Bryan . . . . . . . . . . . . .     29,000           98,000
Parkway Square, Southwest Pkwy at Texas Ave., College Station.    158,000          685,000

                                                   Table continued on next page


                                                                      Building
               Name and Location                                        Area          Land Area
--------------------------------------------------------------------  ---------       ---------
Montgomery Plaza, Loop 336 West at I-45, Conroe. . . . . . . . . . .    315,000       1,156,000
River Pointe, I-45 at Loop 336, Conroe . . . . . . . . . . . . . . .     42,000         329,000
Moore Plaza, S. Padre Island Dr. at Staples, Corpus Christi. . . . .    360,000       1,492,000
Portairs, Ayers St. at Horne Rd., Corpus Christi . . . . . . . . . .    121,000         416,000
Dickinson, I-45 at F.M. 517, Dickinson (72%) . . . . . . . . . . . .     55,000  *      225,000  *
Coronado Hills, Mesa at Balboa, El Paso. . . . . . . . . . . . . . .    127,000         575,000
Southcliff, I-20 at Grandbury Rd., Ft. Worth . . . . . . . . . . . .    116,000         568,000
Broadway, Broadway at 59th St., Galveston (77%). . . . . . . . . . .     58,000  *      167,000  *
Galveston Place, Central City Blvd. at 61st St., Galveston . . . . .    206,000         828,000
Food King Place, 25th St. at Avenue P, Galveston . . . . . . . . . .     28,000          78,000
Fiesta, Belt Line Rd. at Marshall Dr., Grand Prairie . . . . . . . .     32,000         236,000
Cedar Bayou, Bayou Rd., La Marque. . . . . . . . . . . . . . . . . .     15,000          51,000
Corum South, I-45 at F.M. 518, League City . . . . . . . . . . . . .    112,000         680,000
Caprock Center, 50th at Boston Ave., Lubbock . . . . . . . . . . . .    375,000       1,255,000
Central Plaza, Loop 289 at Slide Rd., Lubbock. . . . . . . . . . . .    152,000         529,000
Town & Country, 4th St. at University, Lubbock . . . . . . . . . . .    134,000         339,000
Angelina Village, Hwy. 59 at Loop 287, Lufkin. . . . . . . . . . . .    254,000       1,835,000
Independence Plaza, Town East Blvd., Mesquite. . . . . . . . . . . .    179,000         787,000
McKinney Centre, US Hwy 380  at U.S.Hwy 75, McKinney . . . . . . . .     27,000         145,000
Murphy Crossing, F.M. 544 at Murphy Rd., Murphy. . . . . . . . . . .      8,000          71,000
University Park Plaza, University Dr. at E. Austin St., Nacogdoches.     78,000         283,000
Mid-County, Twin Cities Hwy. at Nederland Ave., Nederland. . . . . .    107,000         611,000
Gillham Circle, Gillham Circle at Thomas, Port Arthur. . . . . . . .     33,000          94,000
Village, 9th Ave. at 25th St., Port Arthur (77%) . . . . . . . . . .     39,000  *      185,000  *
Porterwood, Eastex Fwy. at F.M. 1314, Porter . . . . . . . . . . . .     99,000         487,000
Plaza, Ave. H at U.S. Hwy. 90A, Rosenberg. . . . . . . . . . . . . .     41,000  *      135,000  *
Rose-Rich, U.S. Hwy. 90A at Lane Dr., Rosenberg. . . . . . . . . . .    104,000         386,000
Bandera Village, Bandera at Hillcrest, San Antonio . . . . . . . . .     57,000         607,000
Oak Park Village, Nacogdoches at New Braunfels, San Antonio. . . . .     65,000         221,000
Parliament Square, W. Ave. at Blanco, San Antonio. . . . . . . . . .     65,000         260,000
San Pedro Court, San Pedro at Hwy. 281N., San Antonio. . . . . . . .      2,000          18,000
Valley View, West Ave. at Blanco Rd., San Antonio. . . . . . . . . .     89,000         341,000
Market at Town Center, Town Center Blvd., Sugar Land . . . . . . . .    392,000       1,732,000
Williams Trace, Hwy. 6 at Williams Trace, Sugar Land . . . . . . . .    263,000       1,187,000
New Boston Road, New Boston at Summerhill, Texarkana . . . . . . . .     97,000         335,000
Island Market Place, 6th St. at 9th Ave., Texas City . . . . . . . .     27,000          90,000
Mainland, Hwy. 1765 at Hwy. 3, Texas City. . . . . . . . . . . . . .     69,000         279,000
Palmer Plaza, F.M. 1764 at 34th St., Texas City. . . . . . . . . . .     97,000         367,000
Broadway, S. Broadway at W. 9th St., Tyler (77%) . . . . . . . . . .     46,000  *      197,000  *
Crossroads, I-10 at N. Main, Vidor . . . . . . . . . . . . . . . . .    116,000         516,000
Watauga Towne Center, Hwy. 377 at Bursey Rd., Watauga. . . . . . . .     22,000         120,000

LOUISIANA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .  1,343,000       5,504,000
Park Terrace, U.S. Hwy. 171 at Parish, DeRidder. . . . . . . . . . .    137,000         520,000
Town & Country Plaza, U.S. Hwy. 190 West, Hammond. . . . . . . . . .    215,000         915,000
Westwood Village, W. Congress at Bertrand, Lafayette . . . . . . . .    141,000         942,000
East Town, 3rd Ave. at 1st St., Lake Charles . . . . . . . . . . . .     33,000  *      117,000  *
14/Park Plaza, Hwy. 14 at General Doolittle, Lake Charles. . . . . .    207,000         654,000
Kmart Plaza, Ryan St., Lake Charles. . . . . . . . . . . . . . . . .    105,000  *      406,000  *
Southgate, Ryan at Eddy, Lake Charles. . . . . . . . . . . . . . . .    171,000         628,000
Danville Plaza, Louisville at 19th, Monroe . . . . . . . . . . . . .    143,000         539,000

                                                   Table continued on next page



                                                                      Building
               Name and Location                                        Area          Land Area
--------------------------------------------------------------------  ---------       ----------
LOUISIANA, (CONT'D.)
Orleans Station, Paris, Robert E. Lee at Chatham, New Orleans. . . .      5,000          31,000
Southgate, 70th at Mansfield, Shreveport . . . . . . . . . . . . . .     73,000         359,000
Westwood, Jewella at Greenwood, Shreveport . . . . . . . . . . . . .    113,000         393,000

NEVADA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,091,000       4,397,000
Francisco Centre, E. Desert Inn Rd. at S. Eastern Ave., Las Vegas. .    116,000         639,000
Mission Center, Flamingo Rd. at Maryland Pkwy, Las Vegas . . . . . .    152,000         570,000
Paradise Marketplace, Flamingo Rd. at Sandhill, Las Vegas. . . . . .    149,000         536,000
Rainbow Plaza, Rainbow Blvd. at Charleston Blvd., Las Vegas. . . . .    280,000       1,062,000
Rancho Towne & Country, Rancho Dr. at Charleston Blvd., Las Vegas. .     87,000         350,000
Tropicana Marketplace, Tropicana at Jones Blvd., Las Vegas . . . . .    143,000         519,000
College Park, E. Lake Mead Blvd. at Civic Ctr. Dr., North Las Vegas.    164,000         721,000

ARIZONA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,058,000       4,733,000
Palmilla Center, Dysart Rd. at McDowell Rd., Avondale. . . . . . . .      6,000          31,000
University Plaza, Plaza Way at Milton Rd., Flagstaff . . . . . . . .    166,000         918,000
Arrowhead Festival, 75th Ave. at W. Bell Rd., Glendale . . . . . . .     26,000         157,000
Camelback Village Square, Camelback at 7th Avenue, Phoenix . . . . .    135,000         543,000
Squaw Peak Plaza, 16th Street at Glendale Ave., Phoenix. . . . . . .     61,000         220,000
Rancho Encanto, 35th Avenue at Greenway Rd., Phoenix . . . . . . . .     71,000         259,000
Fountain Plaza, 77th St. at McDowell, Scottsdale . . . . . . . . . .    112,000         460,000
Broadway Marketplace, Broadway at Rural, Tempe . . . . . . . . . . .     86,000         347,000
Fry's Valley Plaza, S. McClintock at E. Southern, Tempe. . . . . . .    145,000         570,000
Pueblo Anozira, McClintock Dr. at Guadalupe Rd., Tempe . . . . . . .    152,000         769,000
Desert Square Shopping Center, Golf Links at Kolb, Tucson. . . . . .     98,000         459,000

NEW MEXICO, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . .    893,000       3,787,000
Eastdale, Candelaria Rd. at Eubank Blvd., Albuquerque. . . . . . . .    111,000         601,000
North Towne Plaza, Academy Rd. at Wyoming Blvd., Albuquerque . . . .    103,000         607,000
Valle del Sol, Isleta Blvd. at Rio Bravo, Albuquerque. . . . . . . .    106,000         475,000
Wyoming Mall, Academy Rd. at Northeastern, Albuquerque . . . . . . .    326,000       1,309,000
DeVargas, N. Guadalupe at Paseo de Peralta, Santa Fe . . . . . . . .    247,000         795,000

OKLAHOMA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .    702,000       3,173,000
Bryant Square, Bryant Ave. at 2nd St., Edmond. . . . . . . . . . . .    282,000       1,259,000
Market Boulevard, E. Reno Ave. at N. Douglas Ave., Midwest City. . .     36,000         142,000
Town & Country, Reno Ave at North Air Depot, Midwest City. . . . . .    138,000         540,000
Windsor Hills Center, Meridian at Windsor Place, Oklahoma City . . .    246,000       1,232,000

ARKANSAS, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .    596,000       2,322,000
Evelyn Hills, College Ave. at Abshier, Fayetteville. . . . . . . . .    154,000         750,000
Broadway Plaza, Broadway at W. Roosevelt, Little Rock. . . . . . . .     43,000         148,000
Geyer Springs, Geyer Springs at Baseline, Little Rock. . . . . . . .    153,000         414,000
Markham Square, W. Markham at John Barrow, Little Rock . . . . . . .    134,000         535,000
Markham West, 11400 W. Markham, Little Rock (35%). . . . . . . . . .     62,000  *      269,000  *
Westgate, Cantrell at Bryant, Little Rock. . . . . . . . . . . . . .     50,000         206,000

                                                   Table continued on next page


                                                                  Building
               Name and Location                                    Area          Land Area
----------------------------------------------------------------  ---------       ----------
KANSAS, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . .    466,000       2,231,000
West State Plaza, State Ave. at 78th St., Kansas City. . . . . .     94,000         401,000
Westbrooke Village, Quivira Road at 75th St., Shawnee. . . . . .    237,000       1,269,000
Shawnee Village, Shawnee Mission Pkwy. at Quivera Rd., Shawnee .    135,000         561,000

MISSOURI, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . .    338,000       1,101,000
Ballwin Plaza, Manchester Rd. at Vlasis Dr., Ballwin . . . . . .    203,000         653,000
PineTree Plaza, U.S. Hwy. 50 at Hwy. 291, Lee's Summit . . . . .    135,000         448,000

FLORIDA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . .    316,000       1,394,000
Pembroke Commons, University at Pines Blvd., Pembroke Pines. . .    316,000       1,394,000

COLORADO, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . .    217,000         902,000
Carefree, Academy Blvd. at N. Carefree Circle, Colorado Springs.    127,000         460,000
Academy Place, Academy Blvd. at Union Blvd., Colorado Springs. .     84,000         407,000
Gold Creek Center, Hwy. 86 at Elizabeth St., Elizabeth . . . . .      6,000  *       35,000  *

MAINE, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .    124,000         482,000
The Promenade, Essex at Summit, Lewiston . . . . . . . . . . . .    124,000  *      482,000  *

ILLINOIS, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . .     93,000         464,000
Lincoln Place Centre, Hwy. 59, Fairview Heights (99%). . . . . .     93,000  *      464,000  *

TENNESSEE, TOTAL . . . . . . . . . . . . . . . . . . . . . . . .     20,000          84,000
Highland Square, Summer at Highland, Memphis . . . . . . . . . .     20,000          84,000


                                                                  Building
                        INDUSTRIAL                                  Area          Land Area
----------------------------------------------------------------  ---------       ----------

HOUSTON AND HARRIS COUNTY, TOTAL . . . . . . . . . . . . . . . .  3,330,000       9,537,000
Beltway 8 Business Park, Beltway 8 at Petersham Dr.. . . . . . .     52,000         166,000
Blankenship Building, Kempwood Drive . . . . . . . . . . . . . .     59,000         175,000
Brookhollow Business Center, Dacoma at Directors Row . . . . . .    133,000         405,000
Cannon/So. Loop Business Park, Cannon Street (20%) . . . . . . .     59,000  *       96,000  *
Central Park North, W. Hardy Rd. at Kendrick Dr. . . . . . . . .    155,000         466,000
Central Park Northwest VI, Central Pkwy. at Dacoma . . . . . . .    175,000         518,000
Central Park Northwest VII, Central Pkwy. at Dacoma. . . . . . .    103,000         283,000
Claywood Industrial Park, Clay at Hollister. . . . . . . . . . .    330,000       1,761,000
Crosspoint Warehouse, Crosspoint . . . . . . . . . . . . . . . .     73,000         179,000
Jester Plaza, West T.C. Jester . . . . . . . . . . . . . . . . .    101,000         244,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr. . . . . . .    113,000         327,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr. (20%) . . .     42,000  *      106,000  *
Lathrop Warehouse, Lathrop St. at Larimer St. (20%). . . . . . .     51,000  *       87,000  *
Levitz Furniture Warehouse, Loop 610 South . . . . . . . . . . .    184,000         450,000
Little York Mini-Storage, West Little York . . . . . . . . . . .     32,000  *      124,000  *
Navigation Business Park, Navigation at N. York (20%). . . . . .     47,000  *      111,000  *
Northway Park II, Loop 610 East at Homestead (20%) . . . . . . .     61,000  *      149,000  *
Park Southwest, Stancliff at Brooklet. . . . . . . . . . . . . .     52,000         160,000

                                                   Table continued on next page


                                                                      Building
               Name and Location                                        Area          Land Area
--------------------------------------------------------------------  ---------      -----------
HOUSTON AND HARRIS COUNTY, (CONT'D)
Railwood Industrial Park, Mesa at U.S. 90. . . . . . . . . . . . . .    616,000       1,651,000
Railwood Industrial Park, Mesa at U.S. 90 (20%). . . . . . . . . . .     99,000  *      213,000  *
South Loop Business Park, S. Loop at Long Dr.. . . . . . . . . . . .     46,000  *      103,000  *
Southport Business Park 5, South Loop 610. . . . . . . . . . . . . .    157,000         358,000
Southwest Park II, Rockley Road. . . . . . . . . . . . . . . . . . .     68,000         216,000
Stonecrest Business Center, Wilcrest at Fallstone. . . . . . . . . .    111,000         308,000
West-10 Business Center, Wirt Rd. at I-10. . . . . . . . . . . . . .    141,000         331,000
West-10 Business Center II, Wirt Rd. at I-10 . . . . . . . . . . . .     83,000         149,000
West Loop Commerce Center, W. Loop N. at I-10. . . . . . . . . . . .     34,000          91,000
610 and 11th St. Warehouse, Loop 610 at 11th St. . . . . . . . . . .    105,000         202,000
610 and 11th St. Warehouse, Loop 610 at 11th St. (20%) . . . . . . .     48,000  *      108,000  *

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL. . . . . . . . . . . .  2,197,000       5,085,000
Randol Mill Place, Randol Mill Road, Arlington . . . . . . . . . . .     55,000         178,000
Corporate Center I & II, Putnam Dr. at Research Blvd., Austin. . . .    117,000         326,000
Southpoint Service Center, Burleson at Promontory Point Dr., Austin.     54,000         234,000
Walnut Creek Office Park, Cameron Rd., Austin. . . . . . . . . . . .     34,000         122,000
Wells Branch Corporate Center, Wells Branch Pkwy., Austin. . . . . .     60,000         183,000
Midway Business Center, Midway at Boyington, Carrollton. . . . . . .    142,000         309,000
River Pointe Mini-Storage, I-45 at Hwy. 336, Conroe. . . . . . . . .     32,000  *       97,000  *
Manana Office Center, I-35 at Manana, Dallas . . . . . . . . . . . .    223,000         473,000
Newkirk Service Center, Newkirk near N.W. Hwy., Dallas . . . . . . .    106,000         223,000
Northaven Business Center, Northaven Rd., Dallas . . . . . . . . . .    151,000         178,000
Northeast Crossing Off/Svc Ctr., East N.W. Hwy. at Shiloh, Dallas. .     79,000         199,000
Northwest Crossing Off/Svc Ctr., N.W. Hwy. at Walton Walker, Dallas.    127,000         290,000
Redbird Distribution Center, Joseph Hardin Drive, Dallas . . . . . .    111,000         234,000
Regal Distribution Center, Leston Avenue, Dallas . . . . . . . . . .    203,000         318,000
Space Center Industrial Park, Pulaski St. at Irving Blvd., Dallas. .    265,000         426,000
Walnut Trails Business Park, Walnut Hill Lane, Dallas. . . . . . . .    103,000         311,000
DFW-Port America, Port America Place, Grapevine. . . . . . . . . . .     45,000         110,000
Jupiter Service Center, Jupiter near Plano Pkwy., Plano. . . . . . .     78,000         234,000
Sherman Plaza Business Park, Sherman at Phillips, Richardson . . . .    100,000         312,000
Nasa One Business Center, Nasa Road One at Hwy. 3, Webster . . . . .    112,000         328,000

TENNESSEE, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .    679,000       1,470,000
Southwide Warehouse # 2, Federal Compress Ind. Pk., Memphis. . . . .    124,000         302,000
Southwide Warehouse # 3, Federal Compress Ind. Pk., Memphis. . . . .    112,000         209,000
Southwide Warehouse # 4, Federal Compress Ind. Pk., Memphis. . . . .    120,000         220,000
Thomas Street Warehouse, N. Thomas Street, Memphis . . . . . . . . .    164,000         423,000
Crowfarn Drive Warehouse, Crowfarn Dr. at Getwell Rd., Memphis . . .    159,000         316,000

NEVADA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . .     66,000         162,000
East Sahara Off/Svc Ctr., E. Sahara Blvd., Las Vegas . . . . . . . .     66,000         162,000

                                                   Table continued on next page


                                                                      Building
               Name and Location                                        Area          Land Area
--------------------------------------------------------------------  ---------       ----------

                    OFFICE BUILDING

HOUSTON & HARRIS COUNTY, TOTAL . . . . . . . . . . . . . . . . . . .    121,000          171,000
Citadel Plaza, N. Loop 610 at Citadel Plaza Dr.. . . . . . . . . . .    121,000          171,000


MULTI-FAMILY RESIDENTIAL

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL. . . . . . . . . . . .    236,000          595,000
River Pointe Drive at I-45, Conroe . . . . . . . . . . . . . . . . .    236,000          595,000


UNIMPROVED LAND

HOUSTON & HARRIS COUNTY, TOTAL . . . . . . . . . . . . . . . . . . .                  3,875,000
Beltway 8 at W. Belfort. . . . . . . . . . . . . . . . . . . . . . .                    333,000
Bissonnet at Wilcrest. . . . . . . . . . . . . . . . . . . . . . . .                    773,000
Citadel Plaza at 610 N. Loop . . . . . . . . . . . . . . . . . . . .                    137,000
East Orem. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    122,000
Kirkwood at Dashwood Dr. . . . . . . . . . . . . . . . . . . . . . .                    322,000
Lockwood at Navigation . . . . . . . . . . . . . . . . . . . . . . .                    163,000
Mesa Rd. at Tidwell. . . . . . . . . . . . . . . . . . . . . . . . .                    901,000
Mowery at Cullen . . . . . . . . . . . . . . . . . . . . . . . . . .                    118,000
Northwest Fwy. at Gessner. . . . . . . . . . . . . . . . . . . . . .                    484,000
Redman at W. Denham. . . . . . . . . . . . . . . . . . . . . . . . .                     17,000
Sheldon at I-10. . . . . . . . . . . . . . . . . . . . . . . . . . .                     19,000
W. Little York at I-45 . . . . . . . . . . . . . . . . . . . . . . .                    322,000
W. Little York at N. Houston-Rosslyn . . . . . . . . . . . . . . . .                     19,000
W. Loop N. at I-10 . . . . . . . . . . . . . . . . . . . . . . . . .                    145,000

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL. . . . . . . . . . . .                  1,657,000
McDermott Drive at Custer Rd., Allen . . . . . . . . . . . . . . . .                    297,000
Phelan Blvd., Beaumont . . . . . . . . . . . . . . . . . . . . . . .                     63,000
US Hwy 380 (University Drive) and US Hwy 75, McKinney. . . . . . . .                    189,000
F.M. 544 at Murphy Rd., Murphy . . . . . . . . . . . . . . . . . . .                    293,000
River Pointe Dr. at I-45, Conroe . . . . . . . . . . . . . . . . . .                    186,000
Hillcrest, Sunshine at Quill, San Antonio. . . . . . . . . . . . . .                    171,000
Hwy. 3 at Hwy. 1765, Texas City. . . . . . . . . . . . . . . . . . .                    184,000
Hwy 377 at Bursey Road, Watauga. . . . . . . . . . . . . . . . . . .                    274,000

LOUISIANA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,480,000
U.S. Hwy. 171 at Parish, DeRidder. . . . . . . . . . . . . . . . . .                    462,000
Ambassador Caffery Pkwy. at Congress St., Lafayette. . . . . . . . .                    196,000
Woodland Hwy., Plaquemines Parish (5%) . . . . . . . . . . . . . . .                    822,000  *

                                                   Table continued on next page


                                                                      Building
               Name and Location                                        Area          Land Area
--------------------------------------------------------------------  ---------       ----------

UNIMPROVED LAND (CONT'D.)

ARIZONA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . .                     606,000
Dysart Rd. at McDowell Rd., Avondale . . . . . . . . . . . . . . . .                     240,000
Warner Rd. at Val Vista, Gilbert . . . . . . . . . . . . . . . . . .                     366,000

COLORADO, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .                     507,000
Jordan Rd. at Lincoln Ave., Parker (38%) . . . . . . . . . . . . . .                     326,000  *
Smokey Hill Rd. at S. Picadilly St. , Aurora . . . . . . . . . . . .                     136,000  *
Hwy. 86 at Elizabeth St., Elizabeth. . . . . . . . . . . . . . . . .                      45,000  *

ILLINOIS, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .                      34,000
Lincoln Place Centre, SBI Rt. 159 at Matilda , Fairview Heights (99%)                     34,000  *

                                                   Table continued on next page


                                                                      Building
               Name and Location                                        Area        Land Area
--------------------------------------------------------------------  ----------    -----------
                    ALL PROPERTIES-BY LOCATION

GRAND TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27,779,000    112,293,000
Houston & Harris County. . . . . . . . . . . . . . . . . . . . . . .  11,098,000     43,303,000
Texas (excluding Houston & Harris County). . . . . . . . . . . . . .   8,679,000     34,157,000
Louisiana. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,343,000      6,984,000
Nevada . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,157,000      4,559,000
Arizona. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,058,000      5,339,000
New Mexico . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     893,000      3,787,000
Oklahoma . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     702,000      3,173,000
Tennessee. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     699,000      1,554,000
Arkansas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     596,000      2,322,000
Kansas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     466,000      2,231,000
Missouri . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     338,000      1,101,000
Florida. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     316,000      1,394,000
Colorado . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     217,000      1,409,000
Maine. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     124,000        482,000
Illinois . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      93,000        498,000


                  ALL PROPERTIES-BY CLASSIFICATION

GRAND TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27,779,000    112,293,000
Shopping Centers . . . . . . . . . . . . . . . . . . . . . . . . . .  21,150,000     87,114,000
Industrial . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6,272,000     16,254,000
Multi-Family Residential . . . . . . . . . . . . . . . . . . . . . .     236,000        595,000
Office Building. . . . . . . . . . . . . . . . . . . . . . . . . . .     121,000        171,000
Unimproved Land. . . . . . . . . . . . . . . . . . . . . . . . . . .                  8,159,000


Note: Total square footage includes 8,041,000 square feet of land leased and 450,000 square feet of building leased from others.

     *  Denotes  partial ownership.  WRI's interest  is 50% except  where noted.
        The square feet figures represent WRI's proportionate ownership of the entire property.

     General. In 1999, no single property accounted for more than 2.9% of WRI's total assets or 2.6% of gross revenues. Four properties, in the aggregate, represented approximately 9.27% of our gross revenues for the year ended December 31, 1999; otherwise, none of the remaining properties accounted for more than 1.9% of our gross revenues during the same period. The weighted average occupancy rate for all of our improved properties as of December 31, 1999 was 91.3%.

     Substantially all of our properties are owned directly by WRI (subject in some cases to mortgages), although our interests in some properties are held indirectly through interests in joint ventures or under long-term leases. In our opinion, our properties are well maintained and in good repair, suitable for their intended uses, and adequately covered by insurance.

     Shopping Centers. As of December 31, 1999, WRI owned or operated under long-term leases, either directly or through its interests in joint ventures, 187 shopping centers with approximately 21.1 million square feet of building area. The shopping centers were located predominantly in Texas with other locations in Louisiana, Arizona, Nevada, Arkansas, New Mexico, Oklahoma, Tennessee, Kansas, Colorado, Missouri, Illinois, Florida and Maine.

     WRI's shopping centers are primarily community shopping centers which range in size from 100,000 to 400,000 square feet, as distinguished from small strip centers which generally contain 5,000 to 25,000 square feet and from large regional enclosed malls which generally contain over 500,000 square feet. Most of the centers do not have climatized common areas but are designed to allow retail customers to park their automobiles in close proximity to any retailer in the center. Our centers are customarily constructed of masonry, steel and glass and all have lighted, paved parking areas which are typically landscaped with berms, trees and shrubs. They are generally located at major intersections in close proximity to neighborhoods which have existing populations sufficient to support retail activities of the types conducted in our centers.

     We have approximately 4,200 separate leases with 3,300 different tenants, including national and regional supermarket chains, drug stores, discount department stores, junior department stores, other nationally or regionally known stores and a great variety of other regional and local retailers. The large number of locations offered by WRI and the types of traditional anchor tenants help attract prospective new tenants. Some of the national and regional supermarket chains which are tenants in our centers include Albertson's, Fiesta, Smith's, H.E.B., Kroger Company, Randall's Food Markets, Fry's Food Stores and Safeway. In addition to these supermarket chains, WRI's nationally and regionally known retail store tenants include Eckerd, Walgreen and Osco drugstores; Kmart discount stores; Bealls, Palais Royal and Weiner's junior department stores; Marshall's, Office Depot, Office Max, Babies 'R' Us, Ross, Stein Mart and T.J. Maxx off-price specialty stores; Luby's, Piccadilly and Furr's cafeterias; Academy sporting goods; FAO Schwarz toy store; Cost Plus Imports; Linens 'N Things; Barnes & Noble bookstore; Home Depot; CompUSA; and the following restaurant chains: Arby's, Burger King, Champ's, Church's Fried Chicken, Dairy Queen, Domino's, Jack-in-the-Box, CiCi Pizza, Long John Silver's, McDonald's, Olive Garden, Outback Steakhouse, Pizza Hut, Shoney's, Steak & Ale, Taco Bell and Whataburger. We also lease space in 3,000 to 10,000 square foot areas to national chains such as the Limited Store, The Gap, One Price Stores, Eddie Bauer and Radio Shack.

     WRI's shopping center leases have lease terms generally ranging from three to five years for tenant space under 5,000 square feet and from 10 to 35 years for tenant space over 10,000 square feet. Leases with primary lease terms in excess of 10 years, generally for anchor and out-parcels, frequently contain renewal options which allow the tenant to extend the term of the lease for one or more additional periods, with each of these periods generally being of a shorter duration than the primary lease term. The rental rates paid during a renewal period are generally based upon the rental rate for the primary term, sometimes adjusted for inflation or for the amount of the tenant's sales during the primary term.

     Most of our leases provide for the monthly payment in advance of fixed minimum rentals, the tenants' pro rata share of ad valorem taxes, insurance (including fire and extended coverage, rent insurance and liability insurance) and common area maintenance for the center (based on estimates of the costs for these items). They also provide for the payment of additional rentals based on a percentage of the tenants' sales. Utilities are generally paid directly by tenants except where common metering exists with respect to a center. In this case, WRI makes the payments for the utilities and is reimbursed by the tenants on a monthly basis. Generally, our leases prohibit the tenant from assigning or subletting its space. They also require the tenant to use its space for the purpose designated in its lease agreement and to operate its business on a continuous basis. Some of the lease agreements with major tenants contain modifications of these basic provisions in view of the financial condition, stability or desirability of those tenants. Where a tenant is granted the right to assign its space, the lease agreement generally provides that the original lessee will remain liable for the payment of the lease obligations under that lease agreement.

     During 1999, we added approximately 2.8 million square feet to our portfolio of properties through acquisitions and another .4 million square feet of space through development. Regarding the retail portfolio, we purchased three anchored shopping centers in Texas, a supermarket-anchored retail center in Florida and a building adjacent to one of our shopping centers in Houston, Texas. We also purchased our joint venture partner's 77% interest in a shopping center in Santa Fe, New Mexico and executed a lease on a retail center in Ballwin, Missouri, a suburb of St. Louis. These transactions increased our retail portfolio by 1.4 million square feet of building area and represent an investment of $107.3 million.

     With respect to new development, construction was completed on .1 million square feet of retail space. WRI currently has seven retail centers under development and has investments in three additional retail centers in joint ventures with our Denver-based development partner.

     Industrial Properties. At December 31, 1999, WRI owned a total of 50 industrial projects. During 1999, we purchased twelve facilities, including seven facilities in the Dallas/Fort Worth metroplex and our first industrial project in Las Vegas, Nevada. We also acquired three buildings in Austin, Texas, and one facility in Houston, Texas. These projects added 1.4 million square feet to the industrial portfolio and represent an investment of $43.2 million.

     During 1999, WRI completed the development of one 52,500 square foot building of a three-building office/service facility in Houston, Texas. The remaining two buildings are currently under development.

     In December 1999, WRI sold seven industrial properties totaling 2.0 million square feet of building area to a joint venture in which we retained a 20% ownership interest, with the other 80% purchased by American National Insurance Company.

     Office Building. We own a seven-story, 121,000 square foot masonry office building with a detached, covered, three-level parking garage situated on 171,000 square feet of land fronting on North Loop 610 West in Houston. The building serves as our headquarters. Other than WRI, the major tenant of the building is Bank of America, which currently occupies 9% of the office space.

     Multi-family Residential Properties. WRI completed development of a 260-unit luxury apartment complex within a multi-use master-planned project we developed in a suburb north of Houston. An unrelated Houston-based multi-family operator manages the property on our behalf.

     Unimproved Land. At December 31, 1999, WRI owned, directly or through its interest in a joint venture, 31 parcels of unimproved land aggregating approximately 8.2 million square feet of land area located in Texas, Louisiana, Arizona, Colorado and Illinois. These properties include approximately 2.6 million square feet of land adjacent to certain of our existing developed properties, which may be used for expansion of these developments, as well as approximately 5.6 million square feet of land, which may be used for new development. Almost all of these unimproved properties are served by roads and utilities and are ready for development. Most of these parcels are suitable for development as shopping centers or industrial projects, and WRI intends to emphasize the development of these parcels for such purpose.

     In  December  1999, WRI and WRI Holdings, Inc., an affiliated company, sold
28.5 acres and 102.6 acres, respectively, of undeveloped land to American National Insurance Company with WRI retaining the right to co-develop this land with American National.

ITEM  3.  LEGAL  PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to its business or litigation we believe is substantially covered by insurance, to which WRI is a party or to which any of its properties are subject.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SHAREHOLDERS

     None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the executive officers of WRI as of February 22, 2000. All executive officers of WRI are elected annually by our Board of Trust Managers and serve until the successors are elected and qualified.


              Name                    Age           Position
      Stanford Alexander. . . . . . .  71  Chairman/Chief Executive Officer
      Martin Debrovner. . . . . . . .  63  Vice Chairman
      Andrew M. Alexander . . . . . .  43  President
      Joseph W. Robertson, Jr.. . . .  52  Executive Vice President/Chief Financial Officer
      Stephen C. Richter. . . . . . .  45  Senior Vice President/Financial
                                             Administration and Treasurer


     Mr. S. Alexander is WRI's Chairman and its Chief Executive Officer. He has been employed by WRI since 1955 and has served in his present capacity since January 1, 1993. Prior to becoming Chairman, Mr. Alexander served as President and Chief Executive Officer of WRI since 1962. Mr. Alexander is President, Chief Executive Officer and a Trust Manager of Weingarten Properties Trust.

     Mr. Debrovner became Vice Chairman of WRI on February 25, 1997. Prior to assuming such position, Mr. Debrovner served as President and Chief Operating Officer since January 1, 1993. Mr. Debrovner served as President of Weingarten Realty Management Company since WRI's reorganization in December 1984. Prior to such time, Mr. Debrovner was an employee of WRI for 17 years, holding the positions of Senior Vice President from 1980 until March 1984 and Executive Vice President until December 1984. As Executive Vice President, Mr. Debrovner was generally responsible for WRI's operations. Mr. Debrovner is also a Trust Manager of Weingarten Properties Trust.

     Mr. A. Alexander became President of WRI on February 25, 1997. Prior to his present position, Mr. Alexander was Executive Vice President/Asset Management of WRI and President of Weingarten Realty Management Company. Prior to such time, Mr. Alexander was Senior Vice President/Asset Management of the Management Company. He also served as Vice President of the Management Company and, prior to WRI's reorganization in December 1984, was Vice President and an employee of WRI since 1978. Mr. Alexander has been primarily involved with leasing operations at both WRI and the Management Company. Mr. Alexander is also a Trust Manager of Weingarten Properties Trust and a Director of Academy Sports and Outdoors, Inc.

     Mr. Robertson became Executive Vice President of WRI and its Chief Financial Officer on January 1, 1993. Prior to becoming Executive Vice President, Mr. Robertson served as Senior Vice President and Chief Financial Officer since 1980. He has been with WRI since 1971. Mr. Robertson is also a Trust Manager of Weingarten Properties Trust.

     Mr. Richter became Senior Vice President/Financial Administration and Treasurer on January 1, 1997. Prior to his present position, Mr. Richter served as Vice President/Financial Administration and Treasurer of WRI since January 1, 1993. For the five years prior to that time, he served as Vice President/Financial Administration and Treasurer of the Management Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS

WRI's common shares are listed and traded on the New York Stock Exchange under the symbol "WRI". The number of holders of record of our common shares as of February 22, 2000 was 3,324. The high and low sale prices per share of our common shares, as reported on the New York Stock Exchange composite tape, and dividends per share paid for the fiscal quarters indicated were as follows:

                HIGH         LOW        DIVIDENDS
              ---------    ---------    ---------
1999:
  Fourth. . . $ 39 3/8     $  37        $   0.71
  Third . . .   42 7/16       37 1/4        0.71
  Second. . .   43 7/16       38 1/4        0.71
  First . . .   45 5/8        38 3/8        0.71

1998:
  Fourth. . . $ 46 7/8     $  39 3/4    $   0.67
  Third . . .   43            35 15/16      0.67
  Second. . .   44 15/16      40 5/8        0.67
  First . . .   45 5/8        43 7/8        0.67

ITEM  6.  SELECTED  FINANCIAL  DATA

The following table sets forth selected consolidated financial data with respect to WRI and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and accompanying Notes in "Item 8. Financial Statements and Supplementary Data" and the financial schedules included elsewhere in this Form 10-K.

                                                (Amounts in thousands, except per share amounts)
                                                            Years Ended December 31,
                                              1999         1998         1997        1996       1995
                                          -----------  -----------  -----------  ---------  ---------
Revenues (primarily real estate rentals). $  230,469   $  198,467   $  174,512   $151,123   $134,197
                                          -----------  -----------  -----------  ---------  ---------
Expenses:
    Depreciation and amortization . . . .     49,612       41,946       37,976     33,769     30,060
    Interest. . . . . . . . . . . . . . .     33,186       33,654       30,009     21,975     16,707
    Other . . . . . . . . . . . . . . . .     71,947       61,995       54,888     47,004     42,614
                                          -----------  -----------  -----------  ---------  ---------
         Total. . . . . . . . . . . . . .    154,745      137,595      122,873    102,748     89,381
                                          -----------  -----------  -----------  ---------  ---------
Income before gain (loss) on sales of
  property and securities and
  extraordinary charge. . . . . . . . . .     75,724       60,872       51,639     48,375     44,816
Gain (loss) on sales of property and
  securities. . . . . . . . . . . . . . .     20,596          885        3,327      5,563        (14)
                                          -----------  -----------  -----------  ---------  ---------
Income before extraordinary charge. . . .     96,320       61,757       54,966     53,938     44,802
Extraordinary charge (early retirement
  of debt) . . . . . . . . . . . . . . .        (190)      (1,392)
                                          -----------  -----------  -----------  ---------  ---------
Net income . . . . . . . . . . . . . . .  $   96,130   $   60,365   $   54,966   $ 53,938   $ 44,802
                                          ===========  ===========  ===========  =========  =========
Net income available to common
  shareholders . . . . . . . . . . . . .  $   76,537   $   54,484   $   54,966   $ 53,938   $ 44,802
                                          ===========  ===========  ===========  =========  =========

Cash flows from operations . . . . . . .  $  118,476   $   97,464   $   89,902   $ 76,299   $ 72,498
                                          ===========  ===========  ===========  =========  =========

Per share data - basic:
    Income before extraordinary charge .  $     2.88   $     2.09   $     2.06   $   2.03   $   1.69
    Net income . . . . . . . . . . . . .  $     2.87   $     2.04   $     2.06   $   2.03   $   1.69
    Weighted average number of shares. .      26,690       26,667       26,638     26,555     26,464

Per share data - diluted:
    Income before extraordinary charge .  $     2.86   $     2.08   $     2.05   $   2.03   $   1.69
    Net income . . . . . . . . . . . . .  $     2.85   $     2.03   $     2.05   $   2.03   $   1.69
    Weighted average number of shares. .      26,890       26,869       26,771     26,598     26,493

Cash dividends per common share. . . . .  $     2.84   $     2.68   $     2.56   $   2.48   $   2.40

Property (at cost) . . . . . . . . . . .  $1,514,139   $1,294,632   $1,118,758   $970,418   $849,894
Total assets . . . . . . . . . . . . . .  $1,309,396   $1,107,043   $  946,793   $831,097   $734,824
Debt . . . . . . . . . . . . . . . . . .  $  594,185   $  516,366   $  507,366   $389,225   $289,339

Other data:
Funds from operations (1)
      Net income available to common
       shareholders. . . . . . . . . . .  $   76,537   $   54,484   $   54,966   $ 53,938   $ 44,802
      Depreciation and amortization. . .      49,256       41,580       37,544     33,414     29,813
      (Gain) loss on sales of property
       and securities. . . . . . . . . .     (20,596)        (885)      (3,327)    (5,563)        14
Extraordinary charge (early retirement
  of debt) . . . . . . . . . . . . . . .         190        1,392
                                          -----------  -----------  -----------  ---------  ---------
         Total . . . . . . . . . . . . .  $  105,387   $   96,571   $   89,183   $ 81,789   $ 74,629
                                          ===========  ===========  ===========  =========  =========


(1)  Funds  from  operations does not represent cash flows from operations as defined by generally accepted  accounting  principles  and  should not be considered as an alternative to net income as an indicator of WRI's operating performance or to cash flows as a  measure  of  liquidity.

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

Weingarten Realty Investors owned or operated under long-term leases 187 shopping centers, 50 industrial properties, one multi-family residential project and one office building at December 31, 1999. Of our 239 developed properties, 179 are located in Texas (including 100 in Houston and Harris County). Our remaining properties are located in Louisiana (11), Arizona (11), Nevada (8), Arkansas (6), New Mexico (5), Oklahoma (4), Tennessee (4), Kansas (3), Colorado
(3), Missouri (2), Illinois (1), Florida (1) and Maine (1). WRI has nearly 4,200 leases and 3,300 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, drugstores, value-oriented apparel and discount stores and other retailers, which generally sell basic necessity-type items.

CAPITAL  RESOURCES  AND  LIQUIDITY

WRI anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements. Cash on hand, internally-generated cash flow, borrowings under our existing credit facilities, issuance of unsecured debt and the use of project financing, as well as other debt and equity alternatives, will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows increased to $118.5 million for 1999 from $97.5 million for 1998 and $89.9 million for 1997.

Common and preferred dividends increased to $95.4 million in 1999, compared to $77.3 million in 1998 and $68.2 million in 1997. WRI satisfied its REIT requirement of distributing at least 95% of ordinary taxable income for each of the three years ended December 31, 1999, and, accordingly, federal income taxes were not required to be paid in these years. Our dividend payout ratio on common equity for 1999, 1998 and 1997 approximated 71.9%, 74.4% and 76.4%, respectively, based on funds from operations for the applicable year.

WRI invested $150.5 million in acquisitions in 1999, adding 2.8 million square feet to its portfolio of properties. Regarding the retail portfolio, we purchased three anchored shopping centers in Texas, a supermarket-anchored retail center in Florida and a building adjacent to one of our shopping centers in Houston, Texas. We also purchased our joint venture partner's 77% interest in a shopping center in Santa Fe, New Mexico and executed a lease on a retail center in Ballwin, Missouri, a suburb of St. Louis. These transactions increased our retail portfolio by 1.4 million square feet of building area and represent an investment of $107.3 million.

WRI currently owns a total of 50 industrial projects. During 1999, we purchased twelve properties, including seven facilities in the Dallas/Fort Worth metroplex and our first industrial project in Las Vegas, Nevada. We also acquired three buildings in Austin, Texas, and one facility in Houston, Texas. These projects added 1.4 million square feet to the industrial portfolio and represent an investment of $43.2 million. In December 1999, we sold seven industrial properties totaling 2.0 million square feet to a joint venture in which we retained 20% ownership, with the remainder owned by American National Insurance Company. Additionally, American National purchased 131 acres of undeveloped land in our Railwood Industrial Park. WRI retained the right to co-develop this land with American National. WRI owned 28.5 acres of this land and WRI Holdings, Inc., an affiliated entity, owned 102.6 acres. The proceeds of $8.1 million received by WRI Holdings were remitted to WRI in payment of mortgage bonds and notes. Including the payment received from WRI Holdings, these transactions provided WRI with $21 million of cash and a six-month $33 million note receivable from American National. We have retained the leasing and management of the properties and also contracted to lease and manage an additional 1.4 million square feet of Houston industrial properties owned by American National.

With respect to new development, construction was completed on retail and industrial space totaling .2 million square feet. An additional .2 million square feet was added with the completion of a 260-unit luxury apartment complex within a multi-use master-planned project WRI developed in a suburb north of Houston. WRI currently has several other facilities under development, including seven retail centers, an industrial office/service center and three additional retail centers in joint ventures with our Denver-based development partner. The projects under construction or completed in 1999 represent an estimated investment by WRI of approximately $77 million and will add .9 million square feet to our portfolio.

Additionally, WRI has an ongoing program for maintaining and renovating its existing portfolio of properties. Capitalized expenditures for acquisitions, new development and additions to the existing portfolio were, in millions, $224.3, $176.5 and $152.6 during 1999, 1998 and 1997, respectively. All of the acquisitions and new development during 1999 were either initially financed under WRI's revolving credit facility, funded with excess cash balances or funded with excess cash flow from our existing portfolio of properties.

In January 1999, we issued $115 million of 7.0% Series C cumulative redeemable preferred shares with a liquidation preference of $50 per share and no stated maturity. We can elect to redeem these shares anytime after March 15, 2004. The Series C preferred shares are redeemable by the holder only upon their death and are also redeemable in either cash or common shares at WRI's option. There are limitations on the number of shares per shareholder and in the aggregate that may be redeemed per year. The proceeds of this offering were used to pay down all amounts outstanding under our revolving credit facilities and retire $82 million of variable-rate, unsecured medium term notes, resulting in an extraordinary loss of $.2 million. Any redemption of preferred shares initiated by WRI must be funded with proceeds from an offering of additional common or preferred shares.

In July 1999, WRI issued $20 million of ten-year 7.35% fixed-rate, unsecured medium term notes. Including the effect of a loss of $1.2 million on the sale of Treasury locks, which were designated as a hedge against future issuance of fixed-rate notes, the effective interest rate is 8.0%.

In January 2000, WRI issued $10.5 million of ten-year 8.25% fixed-rate, unsecured medium term notes. In connection with this debt issuance, we entered into a ten-year interest rate swap agreement with a notional amount of $10.5 million to swap 8.25% fixed-rate interest for floating-rate interest.

WRI has a $200 million unsecured revolving credit facility which expires in November of 2000. WRI has an annual option to request a one-year extension of the commitment. Upon expiration, we have an option to convert amounts outstanding under the facility to a term loan payable over a two-year period.
Additionally, WRI has an unsecured and uncommitted overnight credit facility totaling $20 million to be used for cash management purposes. WRI will maintain adequate funds available under the $200 million revolving credit facility at all times to cover the outstanding balance under the $20 million facility. WRI has three interest rate swap contracts with an aggregate notional amount of $40 million which fix interest rates on variable-rate debt at 8.1% and expire through 2004.

Subsequent to year-end, WRI finalized an additional $100 million revolving credit agreement with a major bank. This one-year facility became effective on March 1, 2000 and is renewable at our option for an additional two-year period. We also filed a new $400 million shelf registration statement in August of this year, all of which was available at year-end.

Total debt outstanding increased to $594.2 million at December 31, 1999 from $516.4 million at December 31, 1998, primarily to fund acquisitions and new development. WRI will continue to closely monitor both the debt and equity markets and carefully consider its available alternatives, including both public and private placements.

FUNDS  FROM  OPERATIONS

Industry analysts generally consider funds from operations to be an appropriate measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization of real estate assets as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The National Association of Real Estate Investment Trusts defines funds from operations as net income plus depreciation and amortization of real estate assets, less gains and losses on sales of properties. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of WRI's operating performance or to cash flows as a measure of liquidity.

Funds from operations increased to $105.4 million in 1999, as compared to $96.6 million in 1998 and $89.2 million in 1997. These increases relate primarily to the impact of WRI's acquisitions, new developments and activity at its existing properties. For further information on changes between years, see "Results of Operations" below.

RESULTS  OF  OPERATIONS

Rental revenues increased 15.7%, or $30.6 million, from $194.6 million in 1998 to $225.2 million in 1999 and by 15.1%, or $25.6 million, from $169.0 million in 1997. Of these increases, property acquisitions and new development contributed $24.8 million in 1999 and $18.4 million in 1998. The remaining portion of these increases is due to activity at our existing properties. Occupancy of our shopping centers, industrial properties and total portfolio decreased to 91% at December 31, 1999 from 93% at the end of 1998. This is primarily the result of the loss of certain large tenants in the latter half of the year. Among the larger losses were Builders Square, which occupied a 105,000 square foot space in Corpus Christi, Texas, a 91,500 square foot Kmart in Houston, Texas, a 63,000 square foot Service Merchandise in Lake Charles, Louisiana and a 60,000 square foot Pay & Save in Lubbock, Texas. In 1999, we completed 894 renewals or new leases comprising 4.8 million square feet at an average rental rate increase of 9.5%. Net of the amortized portion of capital costs for tenant improvements, the increase averaged 5.9%. Occupancy of our total portfolio increased to 93% at December 31, 1998 from 92% at the end of 1997. In 1998, we completed 830 renewals or new leases comprising 3.4 million square feet at an average rental rate increase of 5.8%. Net of the amortized portion of capital costs for tenant improvements, the increase averaged 3.2%.

Interest income totaled $3.1 million in 1999, $2.1 million in 1998 and $2.5 million in 1997. The increase in income in 1999 is due to the funding of loans to our joint venture partners. The decrease from 1997 to 1998 was due to the sale of $12.2 million of marketable debt securities during the first quarter of 1998.

Equity in earnings of real estate joint ventures and partnerships totaled $.2 million in 1999, $.3 million in 1998 and $1.0 million in 1997. The decrease in 1999 and 1998 is due to the purchase at December 31, 1997 of our joint venture partner's 85% interest in four shopping centers and the purchase of our joint venture partner's 77% interest in a shopping center in July 1999.

Direct costs and expenses of operating our properties (i.e., operating and ad valorem tax expenses) increased to $64.4 million in 1999 from $54.8 million in 1998 and $49.2 million in 1997. These increases are primarily due to property acquired and developed during these periods. Overall, direct operating costs and expenses as a percentage of rental revenues were 29% in 1999, 28% in 1998 and 29% in 1997. Depreciation and amortization have increased to $49.6 million in 1999 from $41.9 million in 1998 and $38.0 million in 1997, also as a result of the properties acquired and developed during these periods. General and administrative expense has increased to $7.5 million in 1999 from $7.1 million in 1998 and $5.6 million in 1997. The increase in 1998 results primarily from the adoption of a new Emerging Issues Task Force consensus decision which required that internal costs of identifying and acquiring operating property incurred subsequent to March 19, 1998 be expensed. WRI realized an increase in expense of $1.1 million in 1998 due to the adoption of this standard. The remainder of the increase in 1998 and the majority of the increase in 1999 are due to normal compensation increases as well as slight increases in staffing.

Gross interest costs, before capitalization of interest to development projects, increased from $35.0 million in 1998 to $35.9 million in 1999. This increase in interest cost was due mainly to an increase in the average debt outstanding from $492.2 million for 1998 to $501.6 million for 1999. The weighted-average interest rate increased from 7.11% in 1998 to 7.15% in 1999. Interest expense, net of amounts capitalized, decreased $.5 million from 1998. The amount of interest capitalized increased to $2.7 million in 1999 from $1.4 million in 1998 due to an increase in the amount of development activity during the year. Comparing 1998 to 1997, gross interest costs increased from $30.8 million in 1997 to $35.0 million in 1998. This was due to an increase in the average debt outstanding from $422.9 million in 1997 to $492.2 million in 1998. The weighted-average interest rate decreased between the two periods from 7.27% in 1997 to 7.11% in 1998. Interest expense, net of amounts capitalized, increased $3.6 million from 1997. The amount of interest capitalized increased by $.6 million in 1998 due to an increase in the amount of development activity during the year. Included in interest expense during 1997 was $.7 million related to repurchase agreements collateralized by our investment in marketable debt securities which were sold during the first quarter of 1998.

The gain on sale of $20.6 million in 1999 was due primarily to the sale of 28.5 acres of undeveloped land and an 80% interest in certain industrial properties to American National Insurance Company.

EFFECTS  OF  INFLATION

The rate of inflation was relatively unchanged in 1999. WRI has structured its leases, however, in such a way as to remain largely unaffected should significant inflation occur. Most of the leases contain percentage rent provisions whereby WRI receives rentals based on the tenants' gross sales. Many leases provide for increasing minimum rentals during the terms of the leases through escalation provisions. In addition, many of WRI's leases are for terms of less than ten years, which allows WRI to adjust rental rates to changing market conditions when the leases expire. Most of WRI's leases require the tenants to pay their proportionate share of operating expenses and ad valorem taxes. As a result of these lease provisions, increases due to inflation, as well as ad valorem tax rate increases, generally do not have a significant adverse effect upon WRI's operating results.

NEW  ACCOUNTING  PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. This statement requires that an entity recognize all derivatives as either assets or liabilities and measure the instruments at fair value. The accounting for changes in fair value of a derivative depends upon its intended use. WRI will adopt the provisions of this statement in the first quarter of fiscal year 2001. WRI is still evaluating the effects of adopting this statement, however, we do not expect the impact to be material to our operating results or our financial position.

In December 1999, the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" was issued. This bulletin requires that revenue based on a percentage of tenants' sales be recognized only after the tenant exceeds their sales breakpoint. Implementation of this bulletin is expected to reduce revenue by $.6 million in 2000.

YEAR  2000

Based on a review of our mission critical and non-mission critical software and hardware, we concluded that our company's systems were Year 2000 compliant. No significant problems related to the Year 2000 were experienced or are expected in the future. Our major tenants, financial institutions and utility companies represented to us that they also were Year 2000 compliant. While we have not been affected by any Year 2000 issues experienced by these third parties, we have no guarantee that these third-party systems will continue to operate as represented.

FORWARD-LOOKING  STATEMENTS

This Annual Report includes certain forward-looking statements reflecting WRI's expectations in the near term that involve a number of risks and uncertainties; however, many factors may materially affect the actual results, including demand for our properties, changes in rental and occupancy rates, changes in property operating costs, interest rate fluctuations, and changes in local and general economic conditions. Accordingly, there is no assurance that WRI's expectations will be realized.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

WRI uses fixed and floating-rate debt to finance its capital requirements. These transactions expose WRI to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk. We do not engage in the trading of derivative financial instruments in the normal course of business. During 1998, we entered into and settled three forward Treasury lock agreements with a total notional amount of $85 million as a hedge against potential changes in interest rates of prospective issuances of fixed-rate debt. Amounts paid or received upon settlement of these contracts are deferred and amortized as an adjustment to interest expense over the life of the fixed-rate debt. At December 31, 1999, WRI had fixed-rate debt of $499.9 million and variable-rate debt of $94.3 million, after adjusting for the effect of interest rate swaps. We also had variable-rate notes receivable totaling $44.8 million at year-end. In the event that interest rates were to increase 100 basis points, the fair value of fixed-rate debt would decrease by $21.8 million and net income, funds from operations and future cash flows would decrease $.5 million based upon the variable-rate debt and notes receivable outstanding at December 31, 1999.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA



INDEPENDENT  AUDITORS'  REPORT

To  the  Board  of  Trust  Managers  and  Shareholders  of
     Weingarten  Realty  Investors:

     We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors (the "Company") as of December 31, 1999 and 1998, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weingarten Realty Investors at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.





DELOITTE  &  TOUCHE  LLP

Houston,  Texas
February  22,  2000


                        STATEMENTS OF CONSOLIDATED INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         Years Ended December 31,
                                                     -------------------------------
                                                       1999       1998       1997
                                                     ---------  ---------  ---------
Revenues:
  Rentals . . . . . . . . . . . . . . . . . . . . .  $225,244   $194,624   $169,041
  Interest:
    Affiliates. . . . . . . . . . . . . . . . . . .     2,403      1,578      1,434
    Securities and Other. . . . . . . . . . . . . .       721        511      1,053
  Equity in earnings of real estate joint ventures
    and partnerships. . . . . . . . . . . . . . . .       213        342      1,003
  Other . . . . . . . . . . . . . . . . . . . . . .     1,888      1,412      1,981
                                                     ---------  ---------  ---------

        Total . . . . . . . . . . . . . . . . . . .   230,469    198,467    174,512
                                                     ---------  ---------  ---------

Expenses:
  Depreciation and amortization . . . . . . . . . .    49,612     41,946     37,976
  Operating . . . . . . . . . . . . . . . . . . . .    36,112     30,413     27,131
  Interest. . . . . . . . . . . . . . . . . . . . .    33,186     33,654     30,009
  Ad valorem taxes. . . . . . . . . . . . . . . . .    28,323     24,436     22,110
  General and administrative. . . . . . . . . . . .     7,512      7,146      5,647
                                                     ---------  ---------  ---------

        Total . . . . . . . . . . . . . . . . . . .   154,745    137,595    122,873
                                                     ---------  ---------  ---------

Income Before Gain on Sales of Property
  and Extraordinary Charge. . . . . . . . . . . . .    75,724     60,872     51,639
Gain on Sales of Property . . . . . . . . . . . . .    20,596        885      3,327
                                                     ---------  ---------  ---------
Income Before Extraordinary Charge. . . . . . . . .    96,320     61,757     54,966
Extraordinary Charge (early retirement of debt) . .      (190)    (1,392)
                                                     ---------  ---------  ---------
Net Income. . . . . . . . . . . . . . . . . . . . .  $ 96,130   $ 60,365   $ 54,966
                                                     =========  =========  =========
Net Income Available to Common Shareholders . . . .  $ 76,537   $ 54,484   $ 54,966
                                                     =========  =========  =========

Net Income Per Common Share - Basic:
    Income Before Extraordinary Charge. . . . . . .  $   2.88   $   2.09   $   2.06
    Extraordinary Charge. . . . . . . . . . . . . .      (.01)      (.05)
                                                     ---------  ---------  ---------
    Net Income. . . . . . . . . . . . . . . . . . .  $   2.87   $   2.04   $   2.06
                                                     =========  =========  =========

Net Income Per Common Share - Diluted:
    Income Before Extraordinary Charge. . . . . . .  $   2.86   $   2.08   $   2.05
    Extraordinary Charge. . . . . . . . . . . . . .      (.01)      (.05)
                                                     ---------  ---------  ---------
    Net Income. . . . . . . . . . . . . . . . . . .  $   2.85   $   2.03   $   2.05
                                                     =========  =========  =========

                 See Notes to Consolidated Financial Statements.


                                  CONSOLIDATED BALANCE SHEETS
                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             December 31,
                                                                       ------------------------
                                                                          1999         1998
                                                                       -----------  -----------
                              ASSETS
Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,514,139   $1,294,632
Accumulated Depreciation. . . . . . . . . . . . . . . . . . . . . . .    (328,645)    (296,989)
                                                                       -----------  -----------
    Property - net. . . . . . . . . . . . . . . . . . . . . . . . . .   1,185,494      997,643
Investment in Real Estate Joint Ventures and Partnerships . . . . . .       2,006        2,741
                                                                       -----------  -----------

      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,187,500    1,000,384

Mortgage Bonds and Notes Receivable from:
  Real Estate Joint Ventures and Partnerships . . . . . . . . . . . .      52,824       23,388
  Affiliate (net of deferred gain of $3,050 in 1999 and $4,487 in 1998)     3,907       13,444
Marketable Debt Securities. . . . . . . . . . . . . . . . . . . . . .                   14,951
Unamortized Debt and Lease Costs. . . . . . . . . . . . . . . . . . .      29,986       25,612
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $908 in 1999 and $888 in 1998). . . . . . . . . . . . .      16,874       15,197
Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . .       5,842        1,672
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12,463       12,395
                                                                       -----------  -----------

            Total . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,309,396   $1,107,043
                                                                       ===========  ===========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  594,185   $  516,366
Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . .      57,518       49,269
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11,791        8,229
                                                                       -----------  -----------

      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     663,494      573,864
                                                                       -----------  -----------

Commitments and Contingencies

Shareholders' Equity:
  Preferred Shares of Beneficial Interest - par value, $.03 per share;
    shares authorized: 10,000
      7.44% Series A cumulative redeemable preferred shares of
        beneficial interest;  3,000 shares issued and outstanding;
        liquidation preference $25 per share. . . . . . . . . . . . .          90           90
      7.125% Series B cumulative redeemable preferred shares of
        beneficial interest;  3,600 shares issued and outstanding;
        liquidation preference $25 per share. . . . . . . . . . . . .         108          108
      7.0% Series C cumulative redeemable preferred shares of
        beneficial interest;  2,300 shares issued and 2,297 shares
        outstanding;  liquidation preference $50 per share. . . . . .          69
  Common Shares of Beneficial Interest - par value, $.03 per share;
    shares authorized: 150,000; shares issued and outstanding:
    26,695 in 1999 and 26,673 in 1998 . . . . . . . . . . . . . . . .         801          800
  Capital Surplus . . . . . . . . . . . . . . . . . . . . . . . . . .     753,030      641,180
  Accumulated Dividends in Excess of Net Income . . . . . . . . . . .    (108,193)    (108,926)
  Deferred Compensation Obligation. . . . . . . . . . . . . . . . . .          (3)         (73)
                                                                       -----------  -----------
      Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . .     645,902      533,179
                                                                       -----------  -----------

             Total . . . . . . . . . . . . . . . . . . . . . . . . . . $1,309,396   $1,107,043
                                                                       ===========  ===========

                 See Notes to Consolidated Financial Statements.



                            STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    (AMOUNTS IN THOUSANDS)

                                                                Years Ended December 31,
                                                           ---------------------------------
                                                              1999        1998        1997
                                                           ----------  ----------  ----------
Cash Flows from Operating Activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . .  $  96,130   $  60,365   $  54,966
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization . . . . . . . . . . . .     49,612      41,946      37,976
    Equity in earnings of real estate joint ventures and
     partnerships . . . . . . . . . . . . . . . . . . . .       (213)       (342)     (1,003)
    Gain on sales of property . . . . . . . . . . . . . .    (20,596)       (885)     (3,327)
    Extraordinary charge (early retirement of debt) . . .        190       1,392
    Changes in accrued rent and accounts receivable . . .     (1,532)       (621)     (2,462)
    Changes in other assets . . . . . . . . . . . . . . .    (12,616)    (12,662)     (6,105)
    Changes in accounts payable and accrued expenses. . .      6,924       7,614       9,113
    Other, net. . . . . . . . . . . . . . . . . . . . . .        577         657         744
                                                           ----------  ----------  ----------
        Net cash provided by operating activities . . . .    118,476      97,464      89,902
                                                           ----------  ----------  ----------

Cash Flows from Investing Activities:
  Investment in properties. . . . . . . . . . . . . . . .   (198,741)   (172,470)   (136,632)
  Mortgage bonds and notes receivable:
    Advances. . . . . . . . . . . . . . . . . . . . . . .     (8,187)    (12,598)     (1,501)
    Collections . . . . . . . . . . . . . . . . . . . . .      9,719       3,745       2,090
  Proceeds from sales and disposition of property . . . .     15,010       1,109      11,741
  Purchase of marketable debt securities. . . . . . . . .                (14,951)
  Proceeds from sales of marketable debt securities . . .     15,000      12,229
  Real estate joint ventures and partnerships:
    Investments . . . . . . . . . . . . . . . . . . . . .     (1,643)       (453)        (59)
    Distributions . . . . . . . . . . . . . . . . . . . .        216         345         808
  Other, net. . . . . . . . . . . . . . . . . . . . . . .         (4)        241       2,517
                                                           ----------  ----------  ----------
        Net cash used in investing activities . . . . . .   (168,630)   (182,803)   (121,036)
                                                           ----------  ----------  ----------

Cash Flows from Financing Activities:
  Proceeds from issuance of:
    Debt. . . . . . . . . . . . . . . . . . . . . . . . .    124,100     136,575     104,526
    Common shares of beneficial interest. . . . . . . . .        546         301       1,325
    Preferred shares of beneficial interest . . . . . . .    111,263     159,552
  Principal payments of debt. . . . . . . . . . . . . . .    (85,532)   (134,443)     (3,644)
  Common and preferred dividends paid . . . . . . . . . .    (95,397)    (77,347)    (68,200)
  Other, net. . . . . . . . . . . . . . . . . . . . . . .       (656)       (381)       (288)
                                                           ----------  ----------  ----------
        Net cash provided by financing activities . . . .     54,324      84,257      33,719
                                                           ----------  ----------  ----------

Net increase (decrease) in cash and cash equivalents. . .      4,170      (1,082)      2,585
Cash and cash equivalents at January 1. . . . . . . . . .      1,672       2,754         169
                                                           ----------  ----------  ----------

Cash and cash equivalents at December 31. . . . . . . . .  $   5,842   $   1,672   $   2,754
                                                           ==========  ==========  ==========

                 See Notes to Consolidated Financial Statements.


                                 STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                              (AMOUNTS IN THOUSANDS)

                                  Years Ended December 31, 1999, 1998 and 1997

                                                 Preferred     Common                 Accumulated
                                                 Shares of    Shares of               Dividends in      Deferred
                                                Beneficial   Beneficial    Capital     Excess of      Compensation
                                                 Interest     Interest     Surplus     Net Income      Obligation
                                                -----------  -----------  ---------  --------------  --------------
Balance, January 1, 1997 . . . . . . . . . . . .             $      797   $478,911   $     (78,710)
  Net income . . . . . . . . . . . . . . . . . .                                            54,966
  Shares exchanged for property. . . . . . . . .                      1        275
  Shares issued under benefit plans. . . . . . .                      2      1,733
  Dividends declared - common shares . . . . . .                                           (68,200)
  Other. . . . . . . . . . . . . . . . . . . . .                               211
                                                -----------  -----------  ---------  --------------  --------------
Balance, December 31, 1997 . . . . . . . . . . .                    800    481,130         (91,944)
  Net income . . . . . . . . . . . . . . . . . .                                            60,365
  Issuance of Series A preferred shares. . . . .$       90                  72,422
  Issuance of Series B preferred shares. . . . .       108                  86,932
  Shares issued under benefit plans. . . . . . .                               696
  Dividends declared - common shares . . . . . .                                           (71,466)
  Dividends declared - preferred shares. . . . .                                            (5,881)
  Adjustment for cumulative effect of adopting
    accounting for deferred compensation plan:
      Common shares held in plan . . . . . . . .                                                     $      (3,531)
      Deferred compensation obligation . . . . .                                                             3,458
                                                -----------  -----------  ---------  --------------  --------------
Balance, December 31, 1998 . . . . . . . . . . .       198          800    641,180        (108,926)            (73)
  Net income . . . . . . . . . . . . . . . . . .                                            96,130
  Issuance of Series C preferred shares. . . . .        69                 111,119
  Shares issued under benefit plans. . . . . . .                      1        883
  Dividends declared - common shares . . . . . .                                           (75,804)
  Dividends declared - preferred shares. . . . .                                           (19,593)
  Redemption of Series C preferred shares. . . .                              (152)
  Deferred compensation obligation . . . . . . .                                                                70
                                                -----------  -----------  ---------  --------------  --------------
Balance, December 31, 1999 . . . . . . . . . . .$      267   $      801   $753,030   $    (108,193)  $          (3)
                                                ===========  ===========  =========  ==============  ==============

                 See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Business
Weingarten Realty Investors, a Texas real estate investment trust, is engaged in the acquisition, development and management of real estate, primarily anchored neighborhood and community shopping centers and, to a lesser extent, industrial properties. Over 74% of WRI's properties are located in Texas, with the remainder located primarily throughout the southwestern part of the United States. WRI's major tenants include supermarkets, drugstores and other retailers who generally sell basic necessity-type commodities. WRI currently operates and intends to operate in the future as a real estate investment trust.

Basis  of  Presentation
The consolidated financial statements include the accounts of WRI, its subsidiaries and its interest in joint ventures and partnerships over which WRI exercises control. All significant intercompany balances and transactions have been eliminated. Investments in less than 50%-owned joint ventures and partnerships where WRI does not exercise control are accounted for using the equity method.

Revenue  Recognition
Rental revenue is generally recognized on a straight-line basis over the life of the lease. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded.

Revenue based on a percentage of tenants' sales is estimated and accrued ratably over the year. Beginning January 1, 2000, such revenue will be recognized only after the tenant exceeds their sales breakpoint, in accordance with the SEC
Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Implementation of this bulletin is expected to reduce revenue by $.6 million in 2000.

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

WRI had also capitalized the direct internal costs of identifying and acquiring operating property. In March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus decision on Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions." This consensus requires that internal costs of identifying and acquiring operating property incurred subsequent to March 19, 1998 be expensed. Such amounts capitalized totaled $.2 million and $1.1 million in 1998 and 1997, respectively.

Deferred  Charges
Debt and lease costs are amortized primarily on a straight-line basis over the terms of the debt and over the lives of leases, respectively.

Marketable  Debt  Securities
WRI's investment in marketable securities is classified as "available for sale." The securities are carried at market with any unrealized gains or losses included as a component of shareholders' equity.

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

Per  Share  Data
Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated, as follows (in thousands):


                                                                 1999     1998     1997
                                                               -------  -------  -------
Numerator:
Net income available to common shareholders - basic. . . . . . $76,537  $54,484  $54,966
Income attributable to operating partnership units . . . . . .     141       37
                                                               -------  -------  -------
Net income available to common shareholders - diluted. . . . . $76,678  $54,521  $54,966
                                                               =======  =======  =======

Denominator:
Weighted average shares outstanding - basic. . . . . . . . . .  26,690   26,667   26,638
Effect of dilutive securities:
    Share options and awards . . . . . . . . . . . . . . . . .      58      132      132
    Operating partnership units. . . . . . . . . . . . . . . .     142       70        1
                                                               -------  -------  -------
Weighted average shares outstanding - diluted. . . . . . . . .  26,890   26,869   26,771
                                                               =======  =======  =======

Options to purchase 550,200, 13,200 and 800 common shares in 1999, 1998 and 1997, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price for the year.

Statements  of  Cash  Flows
WRI considers all highly liquid investments with original maturities of three months or less as cash equivalents. WRI issued .1 million common shares of beneficial interest in 1997 valued at $.2 million in connection with purchases of property. We assumed debt and/or capital lease obligations totaling $39.1 million, $6.7 million and $17.3 million in connection with purchases of property during 1999, 1998 and 1997, respectively. We issued limited partnership interests in exchange for property valued at $4.0 million and $1.7 million in 1998 and 1997, respectively. In connection with the sale of improved properties in 1999, we received notes receivable totaling $33.1 million.

Comprehensive  Income
WRI adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in 1998. Net income differs from comprehensive income by less than $50,000 in each year presented.

Reclassifications
Certain reclassifications of prior years' amounts have been made to conform with the current year presentation, including the classification of "accumulated dividends in excess of net income" as a separate caption on the Consolidated Balance Sheets.

NOTE  2.  DEBT

WRI's  debt  consists  of  the  following  (in  thousands):

                                                                    DECEMBER 31,
                                                                ---------------------
                                                                   1999      1998
                                                                ----------  ---------
Fixed-rate debt payable to 2015 at 6.0% to 10.5% . . . . . . .  $ 423,906   $ 404,061
Variable-rate unsecured notes payable. . . . . . . . . . . . .                 82,000
Unsecured notes payable under revolving credit agreements. . .    114,000      10,250
Obligations under capital leases . . . . . . . . . . . . . . .     48,467      12,467
Industrial revenue bonds payable to 2015 at 5.6% to 6.4% . . .      6,141       6,262
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,671       1,326
                                                                ---------   ---------

          Total. . . . . . . . . . . . . . . . . . . . . . . .  $ 594,185   $ 516,366
                                                                =========   =========

WRI has an unsecured $200 million revolving credit agreement with a syndicate of banks. The agreement expires in November 2000, but WRI has an annual option to request a one-year extension of the agreement. All members of the bank syndicate must agree to the requested extension or the agreement expires on the scheduled date, at which time WRI has the option to convert all amounts outstanding under the credit agreement to a term loan payable over a two-year period. We also have an agreement for an unsecured and uncommitted overnight credit facility totaling $20 million with a bank to be used for cash management purposes. We will maintain adequate funds available under our revolving credit facilities at all times to cover the outstanding balance under the $20 million facility. WRI also has letters of credit totaling $16.0 million outstanding under the $200 million revolving credit facility at December 31, 1999. The revolving credit agreements are subject to normal banking terms and conditions and do not adversely restrict our operations or liquidity. Subsequent to year-end, we finalized an additional $100 million revolving credit agreement with a bank which became effective March 1, 2000. This one-year facility is renewable at our option for an additional two-year period.

At December 31, 1999, the variable interest rate for notes payable under the $20 million revolving credit agreement was 5.3%. During 1999, the maximum balance and weighted average balance outstanding under both credit facilities were $114.0 million and $53.2 million, respectively, at an average interest rate of 6.0%. WRI made cash payments for interest on debt, net of amounts capitalized, of $32.3 million in 1999, $32.6 million in 1998 and $27.4 million in 1997.

Various leases and properties and current and future rentals from those leases and properties collateralize certain debt. At December 31, 1999 and 1998, the carrying value of such property aggregated $174 million and $177 million, respectively.

WRI has three interest rate swap contracts with an aggregate notional amount of $40 million. Such contracts, which expire through 2004, have been outstanding since their purchase in 1992. We intend to hold such contracts through their expiration date and to use them as a means of managing interest rate risk by fixing the interest rate on a portion of our variable-rate debt. The interest rate swaps have an effective interest rate of 8.1%. The difference between the interest received and paid on the interest rate swaps is recognized as interest expense as incurred. The interest rate swaps increased interest expense and decreased net income by $1.0 million in 1999 and $.9 million in both 1998 and 1997. The interest rate swaps increased the average interest rate for our debt by .2% for 1999, 1998 and 1997. WRI could be exposed to credit losses in the event of non-performance by the counterparty; however, the likelihood of such non-performance is remote.

In February 1999, WRI retired $82 million of variable-rate, unsecured medium term notes resulting in an extra-ordinary charge to earnings of $.2 million. In July 1999, we issued $20 million of ten-year 7.35% fixed-rate, unsecured medium term notes. Including the effect of a loss of $1.2 million on the sale of Treasury locks which were designated as a hedge against future issuance of fixed-rate notes, the effective interest rate is 8.0%.

WRI's  debt  can  be  summarized  as  follows  (in  thousands):


                                                            DECEMBER 31,
                                                       --------------------
                                                          1999       1998
                                                       ---------  ---------
As to interest rate (including the effects of
interest rate swaps):
    Fixed-rate debt . . . . . . . . . . . . . . . . .  $ 499,919  $ 444,060
    Variable-rate debt. . . . . . . . . . . . . . . .     94,266     72,306
                                                       ---------  ---------

        Total . . . . . . . . . . . . . . . . . . . .  $ 594,185  $ 516,366
                                                       =========  =========

As to collateralization:
    Unsecured debt. . . . . . . . . . . . . . . . . .  $ 482,671  $ 440,433
    Secured debt. . . . . . . . . . . . . . . . . . .    111,514     75,933
                                                       ---------  ---------

        Total . . . . . . . . . . . . . . . . . . . .  $ 594,185  $ 516,366
                                                       =========  =========

Scheduled principal payments on our debt (excluding $114.0 million potentially due under our revolving credit agreements and $36 million of capital leases) are due during the following years (in thousands):


          2000. . . . . . . . .  $ 32,480
          2001. . . . . . . . .    30,152
          2002. . . . . . . . .    33,636
          2003. . . . . . . . .    27,709
          2004. . . . . . . . .    51,921
          2005 through 2009 . .   237,769
          2010 through 2014 . .    29,345
          Thereafter. . . . . .       936


In the event our $200 million revolving credit agreement expires in November 2000 and we elect to convert amounts outstanding under the revolver at that time to a term loan, such amounts would be payable as follows; 50% in 2001 and 50% in 2002.

Various debt agreements contain restrictive covenants, the most restrictive of which requires WRI to produce annual consolidated distributable cash flow, as defined by the agreements, of not less than 250% of interest payments, to limit total debt to no more than 60% of total assets (as defined) and to maintain uncollateralized assets equal to at least 150% of unsecured debt. Management believes that WRI is in compliance with all restrictive covenants.

In the third quarter of 1999, WRI filed a $400 million shelf registration statement with the SEC which allows for the issuance of debt or equity securities or warrants. The shelf registration was totally available at December 31, 1999.

In January 2000, WRI issued $10.5 million of ten-year 8.25% fixed-rate, unsecured medium term notes. In connection with this debt issuance, we entered into a ten-year interest rate swap agreement with a notional amount of $10.5 million to swap 8.25% fixed-rate interest for floating-rate interest.

NOTE  3.  PREFERRED  SHARES

In February 1998, WRI issued $75 million of 7.44% Series A cumulative redeemable preferred shares with a liquidation preference of $25 per share. The shares are callable at WRI's option any time after March 31, 2003 and have no stated maturity. In October 1998, WRI issued $90 million of 7.125% Series B cumulative redeemable preferred shares with a liquidation preference of $25 per share and no stated maturity. WRI can elect to redeem the shares anytime after October
20, 2003. The Series B shares are redeemable by the holder only upon their death and are also redeemable in either cash or common shares at our option.
There are limitations on the number of shares per shareholder and in the aggregate that may be redeemed per year.

In January 1999, WRI issued $115 million of 7.0% Series C cumulative redeemable preferred shares with a liquidation preference of $50 per share and no stated maturity. WRI can elect to redeem these shares anytime after March 15, 2004. The redemption rights of the shareholders and the related restrictions are effectively the same as for the Series B preferred shares.

The proceeds of these offerings were used to pay down amounts outstanding under WRI's revolving credit facilities, to fund acquisition and new development activity, to retire $35 million of 9.11% secured notes payable and to retire $82 million of variable-rate, medium term notes due in 2000. Any redemption of preferred shares initiated by WRI must be funded with proceeds from an offering of additional common or preferred shares.

NOTE  4.  PROPERTY

WRI's  property  consists  of  the  following  (in  thousands):

                                       DECEMBER 31,
                                  ----------------------
                                     1999        1998
                                  ----------  ----------
Land . . . . . . . . . . . . . .  $  279,871  $  236,221
Land held for development. . . .      24,509      30,156
Land under development . . . . .      12,139      13,024
Buildings and improvements . . .   1,189,687   1,009,166
Construction in-progress . . . .       7,933       6,065
                                  ----------  ----------

      Total. . . . . . . . . . .  $1,514,139  $1,294,632
                                  ==========  ==========

The  following  carrying  charges  were  capitalized  (in  thousands):

                                        DECEMBER 31,
                                  ----------------------
                                   1999    1998    1997
                                  ------  ------  ------
Interest . . . . . . . . . . . .  $2,722  $1,375  $  812
Ad valorem taxes . . . . . . . .     333      50      33
                                  ------  ------  ------

      Total. . . . . . . . . . .  $3,055  $1,425  $  845
                                  ======  ======  ======

During 1999, WRI purchased five shopping centers and twelve industrial facilities. Additionally, we purchased a building adjacent to a WRI-owned shopping center and purchased our joint venture partner's 77% interest in a shopping center. These transactions added 2.8 million square feet to our portfolio and represent an investment of $150.5 million. We also completed new development totaling $35.4 million, which added .4 million square feet to the portfolio.

In December 1999, WRI sold 28.5 acres of undeveloped land and an 80% interest in
2.0 million square feet of industrial properties for $46.4 million, resulting in a gain of $20.6 million.

NOTE  5.  MARKETABLE  DEBT  SECURITIES

WRI's investment in marketable debt securities at December 31, 1998 consisted of short-term commercial paper that matured January 4, 1999. The proceeds were used to pay down amounts outstanding under our $20 million credit facility.

NOTE  6.  RELATED  PARTY  TRANSACTIONS

WRI has mortgage bonds and notes receivable from WRI Holdings, Inc. of $3.9 million and $13.4 million, net of deferred gain of $3.0 million and $4.5 million at December 31, 1999 and 1998, respectively. WRI and WRI Holdings share certain directors and are under common management. Unimproved land and an investment in a joint venture which owns and manages a motor hotel collateralize these receivables. The bonds and notes bear interest at rates of 16% and prime plus 1%, respectively. However, due to WRI Holdings' poor financial condition, WRI has limited the recognition of interest income for financial statement purposes to the amount of cash payments received. WRI did not receive any interest payments in 1999 and does not anticipate receiving such payments in the near term. Interest income recognized for financial reporting purposes was $.1 million in 1997.

In the second quarter of 1998, WRI purchased 13.7 acres of undeveloped land from WRI Holdings to be used for the development of a luxury apartment complex in Conroe, Texas. The purchase price was $2.2 million and was based upon an independent third party appraisal. WRI Holdings used the proceeds to pay down amounts outstanding under mortgage bonds and notes payable to WRI.

In December 1999, undeveloped land from WRI Holdings of 102.6 acres was sold and the net proceeds of $8.1 million were used to pay down amounts outstanding under mortgage bonds and notes payable to WRI.

Management of WRI believes that the fair market value of the security collateralizing debt from WRI Holdings approximates the net investment in such debt and that there would not be a charge to operations if WRI were to foreclose on the debt. If foreclosure were required, the net investment in such debt would become WRI's basis of the repossessed assets. WRI's management believes that the net investment in the mortgage bonds and notes receivable from WRI Holdings is not impaired.

WRI's unrecorded receivable for interest on the mortgage bonds and notes receivable was $20.9 million and $31.1 million at December 31, 1999 and 1998, respectively. Interest income not recognized by WRI for financial reporting purposes aggregated, in millions, $4.2, $4.8 and $4.0 for 1999, 1998 and 1997, respectively. WRI does not anticipate recovery of the unrecorded receivable in the future.

WRI owns interests in several joint ventures and partnerships. Notes receivable from these entities bear interest at 8% to 10.5% at December 31, 1999, are due at various dates through 2028 and are generally secured by real estate assets. WRI recognized interest income on these notes as follows, in millions: $2.3 in 1999; $1.5 in 1998 and $1.4 in 1997.

Chase Bank of Texas, National Association is a significant participant in and the agent for the banks that provide WRI's $200 million revolving credit agreement and is a counterparty in three interest rate swap agreements with WRI. An executive officer of Chase serves on the WRI Board of Trustees.

NOTE  7.  FEDERAL  INCOME  TAX  CONSIDERATIONS

Federal income taxes are not provided because WRI believes it qualifies as a REIT under the provisions of the Internal Revenue Code. Shareholders of WRI include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 95% of our ordinary taxable income to our shareholders and meet certain income source and investment restriction requirements.

Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of interest, ad valorem taxes, depreciation, rental revenue, pension expense and installment gains on sales of property. As a result of these differences, the book value of our net assets exceeds the tax basis by $23.3 million at December 31, 1999.

For federal income tax purposes, the cash dividends distributed to common shareholders are characterized as follows:

                                                1999    1998    1997
                                               ------  ------  ------
Ordinary income . . . . . . . . . . . . . . .   84.2%   97.0%   95.9%
Return of capital (generally non-taxable) . .    4.0     2.1     2.9
Capital gain distributions. . . . . . . . . .   11.8      .9     1.2
                                               ------  ------  ------

            Total . . . . . . . . . . . . . .  100.0%  100.0%  100.0%
                                               ======  ======  ======

NOTE  8.  LEASING  OPERATIONS

WRI's lease terms range from less than one year for smaller tenant spaces to over twenty-five years for larger tenant spaces. In addition to minimum lease payments, most of the leases provide for contingent rentals (payments for taxes, maintenance and insurance by lessees and for an amount based on a percentage of the tenants' sales). Future minimum rental income from non-cancelable tenant leases at December 31, 1999, in millions, is: $172.4 in 2000; $151.5 in 2001; $127.6 in 2002; $107.9 in 2003; $90.5 in 2004 and $627.5 thereafter. The future minimum rental amounts do not include estimates for contingent rentals. Such contingent rentals, in millions, aggregated $44.4 in 1999, $40.9 in 1998, and $36.8 in 1997.

NOTE  9.  COMMITMENTS  AND  CONTINGENCIES

WRI leases land and one shopping center from the owners and then subleases these properties to other parties. Future minimum rental payments under these operating leases, in millions, are: $1.8 in 2000; $1.7 in 2001; $1.7 in 2002; $1.6 in 2003; $1.4 in 2004 and $11.7 thereafter. Future minimum rental payments on these leases have not been reduced by future minimum sublease rentals aggregating $22.1 million through 2036 that are due under various non-cancelable subleases. Rental expense (including insignificant amounts for contingent rentals) for operating leases aggregated, in millions: $4.9 in 1999, $2.6 in 1998 and $2.0 in 1997. Sublease rental revenue (excluding amounts for improvements constructed by WRI on the leased land) from these leased properties was as follows, in millions: $2.9 in 1999 and 1998 and $2.4 in 1997.

Property under capital leases, consisting of five shopping centers, aggregated $41.1 and $12.3 million, respectively, at December 31, 1999 and 1998 and is included in buildings and improvements. Amortization of property under capital leases is included in depreciation and amortization expense. Future minimum lease payments under these capital leases total $89.6 million, with annual payments due, in millions, of $3.2 in each of 2000 through 2002; $18.3 in 2003; $1.9 in 2004; and $59.8 thereafter. The amount of these total payments representing interest is $41.1 million. Accordingly, the present value of the net minimum lease payments is $48.5 million at December 31, 1999.

In 1998 and 1997, WRI formed limited partnerships to acquire certain property. WRI controls the partnerships and consolidates their operations in the accompanying consolidated financial statements. The partnership agreements allow for the outside limited partners to put their interests to the partnership after the second anniversary of the agreement for the original consideration of $4.0 million and $1.7 million in 1998 and 1997, respectively, payable in cash or WRI common shares at the option of WRI. Subsequent to year-end, one limited partner put its interest in a partnership to WRI. We expect to issue common shares or remit cash to the limited partner in early 2000.

WRI is involved in various matters of litigation arising in the normal course of business. While WRI is unable to predict with certainty the amounts involved, WRI's management and counsel are of the opinion that, when such litigation is resolved, WRI's resulting liability, if any, will not have a material effect on WRI's consolidated financial statements.

NOTE  10.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The fair value of WRI's financial instruments was determined using available market information and appropriate valuation methodologies as of December 31, 1999. Unless otherwise described below, all other financial instruments are carried at amounts which approximate their fair values.

Based on rates currently available to WRI for debt with similar terms and average maturities, fixed-rate debt with carrying values of $499.9 million and $444.1 million have fair values of approximately $485.6 million and $443.9 million at December 31, 1999 and 1998, respectively. The fair value of WRI's variable-rate debt approximates its carrying values of $94.3 million and $72.3 million at year-end 1999 and 1998, respectively.

The fair value of the interest rate swap agreements is based on the estimated amounts WRI would receive or pay to terminate the contracts. If WRI had terminated these agreements at December 31, 1999 and 1998, WRI would have paid $1.1 million and $3.8 million at each year-end, respectively.

The fair value of the mortgage bonds and notes receivable from WRI Holdings was not determined because it is not practicable to reasonably assess the credit adjustment that would be applied in the marketplace for such bonds and notes receivable.

NOTE  11.  SHARE  OPTIONS  AND  AWARDS

WRI had an incentive share option plan which provided for the issuance of options and share awards up to a maximum of 700,000 common shares that expired in December 1997. Options granted under this plan become exercisable in equal increments over a three-year period. WRI has an additional share option plan which grants 100 share options to every employee of WRI, excluding officers, upon completion of each five-year interval of service. This plan, which expires in 2002, provides options for a maximum of 100,000 common shares. Options granted under this plan are exercisable immediately. For both of these share option plans, options are granted to employees of WRI at an exercise price equal to the quoted fair market value of the common shares on the date the options are granted and expire upon termination of employment or ten years from the date of grant.

In 1999, WRI granted 16,000 share options under a compensatory incentive share plan. This plan, which expires in 2002, provides for the issuance of up to 1,750,000 shares, either in the form of restricted shares or share options. The restricted shares generally vest over a ten-year period, with potential acceleration of vesting due to appreciation in the market value of our common shares. The share options generally vest over a three-year period beginning one year after the date of grant. Share options were granted at the quoted fair market value on the date of grant. Restricted shares are issued at no cost to the employee, and as such we recognized compensation expense relating to restricted shares as follows, in millions: $.3 in 1999, 1998 and 1997.

WRI does not recognize compensation cost for share options when the option exercise price equals or exceeds the quoted fair market value on the date of the grant. Had we determined compensation cost for our share option and award plans based on the fair value of the options granted at the grant dates, our proforma net income available to common shareholders would have been as follows, in millions: $75.9, $53.8 and $54.3 in 1999, 1998 and 1997, respectively. Proforma net income per common share - basic would have been $2.84, $2.02 and $2.04 in 1999, 1998 and 1997, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing method with the following weighted-average assumptions in 1999, 1998 and 1997, respectively: dividend yield of 7.3%, 6.5% and 6.0%; expected volatility of 18.1%, 18.1% and 18.0%; expected lives of 6.9,
6.9  and  6.9  and  risk-free  interest  rates  of  6.6%,  4.8%  and  6.5%.

Following is a summary of the option activity for the three years ended December 31, 1999:

                                             SHARES        WEIGHTED
                                             UNDER          AVERAGE
                                             OPTION     EXERCISE PRICE
                                           -----------  --------------
Outstanding, January 1, 1997 . . . . . . .    687,735   $    35.40
Granted. . . . . . . . . . . . . . . . . .    558,600        40.25
Canceled . . . . . . . . . . . . . . . . .     (9,400)       37.60
Exercised. . . . . . . . . . . . . . . . .    (61,910)       32.00
                                           -----------
Outstanding, December 31, 1997 . . . . . .  1,175,025        37.85
Granted. . . . . . . . . . . . . . . . . .     14,900        42.99
Canceled . . . . . . . . . . . . . . . . .     (7,802)       40.14
Exercised. . . . . . . . . . . . . . . . .    (29,344)       34.01
                                           -----------
Outstanding, December 31, 1998 . . . . . .  1,152,779        37.99
Granted. . . . . . . . . . . . . . . . . .     17,900        41.29
Canceled . . . . . . . . . . . . . . . . .    (14,800)       40.23
Exercised. . . . . . . . . . . . . . . . .    (39,089)       32.95
                                           -----------
Outstanding, December 31, 1999 . . . . . .  1,116,790   $    38.19
                                           ===========


The number of share options exercisable at December 31, 1999, 1998 and 1997 was 728,000, 432,000 and 296,000, respectively. Options exercisable at year-end 1999 had a weighted average exercise price of $37.74. The weighted average fair value of share options granted during 1999, 1998 and 1997 was $4.25, $4.05 and $5.35, respectively. Share options outstanding at December 31, 1999 had exercise prices ranging from $25.00 to $45.81 and a weighted average remaining contractual life of 5.7 years. Approximately 89% of the options outstanding at year-end 1999 have exercise prices between $37.00 and $40.25 and a weighted average contractual life of 6.0 years. There were 1,011,000 common shares available for the future grant of options or awards at December 31, 1999.

NOTE  12.  EMPLOYEE  BENEFIT  PLANS

WRI has a Savings and Investment Plan to which eligible employees may elect to contribute from 1% to 12% of their salaries. Employee contributions are matched by WRI at the rate of $.50 per $1.00 for the first 6% of the employee's salary. The employees vest in the employer contributions ratably over a six-year period. Compensation expense related to the plan was $.3 million in 1999 and 1998 and $.2 million in 1997.

Effective April 1, 1999, WRI adopted an Employee Share Purchase Plan under which 250,000 WRI common shares have been authorized. These shares, as well as common shares purchased by WRI on the open market, are made available for sale to employees at a discount of 15%. Shares purchased by the employee under the plan are restricted from being sold for two years from the date of purchase or until termination of employment with WRI. During 1999, a total of 8,028 shares were purchased by employees at an average price of $33.01.

WRI has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation during the last five years of service. Our funding policy is to make annual contributions as required by applicable regulations, however, we have not been required to make contributions for any of the past three years. Reconciliations of the benefit obligation, plan assets at fair value and the funded status of the plan are as follows (in thousands):

                                                         1999      1998
                                                       --------  --------

Benefit obligation at beginning of year . . . . . . .  $10,485   $ 9,318
Service cost. . . . . . . . . . . . . . . . . . . . .      533       457
Interest cost . . . . . . . . . . . . . . . . . . . .      729       663
Actuarial (gain) loss . . . . . . . . . . . . . . . .     (841)      245
Benefit payments. . . . . . . . . . . . . . . . . . .     (203)     (198)
                                                       --------  --------
Benefit obligation at end of year . . . . . . . . . .  $10,703   $10,485
                                                       ========  ========

Fair value of plan assets at beginning of year. . . .  $10,676   $10,348
Actual return on plan assets. . . . . . . . . . . . .    1,584       526
Benefit payments. . . . . . . . . . . . . . . . . . .     (203)     (198)
                                                       --------  --------
Fair value of plan assets at end of year. . . . . . .  $12,057   $10,676
                                                       ========  ========

Plan assets at fair value less benefit obligation . .  $ 1,354   $   191
Unrecognized prior service cost . . . . . . . . . . .                  8
Unrecognized gain . . . . . . . . . . . . . . . . . .   (3,096)   (1,681)
                                                       --------  --------
Pension liability . . . . . . . . . . . . . . . . . .  $(1,742)  $(1,482)
                                                       ========  ========


The  components  of  net  periodic  pension  cost are as follows (in thousands):


                                                     1999    1998    1997
                                                   ------  ------  ------
Service cost . . . . . . . . . . . . . . . . . . . $ 533   $ 457   $ 430
Interest cost. . . . . . . . . . . . . . . . . . .   729     663     587
Expected return on plan assets . . . . . . . . . .  (950)   (923)   (703)
Amortization of transition asset . . . . . . . . .                   (54)
Prior service cost . . . . . . . . . . . . . . . .     8      47      47
Recognized gains . . . . . . . . . . . . . . . . .   (59)   (124)    (44)
                                                   ------  ------  ------

          Total. . . . . . . . . . . . . . . . . . $ 261   $ 120   $ 263
                                                   ======  ======  ======

Assumptions used to develop periodic expense and the actuarial present value of the benefit obligations were:


                                                    1999    1998    1997
                                                   ------  ------  ------
Weighted average discount rate . . . . . . . . . .  7.5%    6.7%    7.0%
Expected long-term rate of return on plan assets .  9.0%    9.0%    9.0%
Rate of increase in compensation levels. . . . . .  5.0%    5.0%    5.0%

WRI also has a non-qualified supplemental retirement plan for officers of WRI which provides for benefits in excess of the statutory limits of its defined benefit pension plan. The obligation is funded in a grantor trust with our common shares. We recognized expense as follows, in millions: $.3 in 1999, 1998 and 1997.

NOTE  13.  SEGMENT  INFORMATION

The operating segments presented are the segments of WRI for which separate financial information is available and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance. WRI evaluates the performance of its operating segments based on net operating income that is defined as total revenues less operating expenses and ad valorem taxes. Management does not consider the effect of gains or losses from the sale of property in evaluating ongoing operating performance.

The shopping center segment is engaged in the acquisition, development and management of real estate, primarily anchored neighborhood and community shopping centers located in Texas, Louisiana, Arizona, Nevada, Arkansas, New Mexico, Oklahoma, Tennessee, Kansas, Colorado, Missouri, Illinois, Florida and Maine. The customer base includes supermarkets, drugstores and other retailers who generally sell basic necessity-type commodities. The industrial segment is engaged in the acquisition, development and management of bulk warehouses and office/service centers. Its properties are located in Texas, Nevada and Tennessee, and the customer base is diverse. Included in "Other" are corporate-related items, insignificant operations and costs that are not allocated to the reportable segments.

Information  concerning  WRI's reportable segments is as follows (in thousands):


                                 SHOPPING
                                  CENTER    INDUSTRIAL    OTHER       TOTAL
                                 ---------  -----------  --------  ------------
1999:
    Revenues . . . . . . . . .  $  197,084  $    28,331  $  5,054  $  230,469
    Net operating income . . .     140,191       20,127     5,716     166,034
    Total assets . . . . . . .   1,025,090      173,502   110,804   1,309,396
    Capital expenditures . . .     189,445       56,461    12,777     258,683

1998:
    Revenues . . . . . . . . .  $  176,269  $    18,574  $  3,624  $  198,467
    Net operating income . . .     125,949       13,342     4,327     143,618
    Total assets . . . . . . .     898,805      133,379    74,859   1,107,043
    Capital expenditures . . .     118,746       54,790     6,051     179,587

1997:
    Revenues . . . . . . . . .  $  154,979  $    14,912  $  4,621  $  174,512
    Net operating income . . .     109,776       10,855     4,640     125,271
    Total assets . . . . . . .     816,852       88,091    41,850     946,793
    Capital expenditures . . .     138,365       16,908     2,985     158,258

Net operating income reconciles to income before extraordinary charge as shown on the Statements of Consolidated Income as follows (in thousands):

                                        -------------------------------
                                           1999       1998       1997
                                        ---------  ---------  ---------

Total segment net operating income . .  $166,034   $143,618   $125,271
Less:
    Depreciation and amortization. . .    49,612     41,946     37,976
    Interest . . . . . . . . . . . . .    33,186     33,654     30,009
    General and administrative . . . .     7,512      7,146      5,647
    Gain on sales of property. . . . .   (20,596)      (885)    (3,327)
                                        ---------  ---------  ---------
Income before extraordinary charge . .  $ 96,320   $ 61,757   $ 54,966
                                        =========  =========  =========



Equity in earnings of real estate joint ventures and partnerships as shown on the Statements of Consolidated Income and the corresponding investment balances are included in net operating income of the shopping center segment.

NOTE  14.  PRO  FORMA  FINANCIAL  INFORMATION  (UNAUDITED)

During the year ended December 31, 1999, WRI acquired five retail centers, a building adjacent to a WRI-owned shopping center, a joint venture partner's 77% interest in a retail center and twelve industrial projects for a total of $150.5 million. The pro forma financial information for the years ended December 31, 1999 and 1998 is based on the historical statements of WRI after giving effect to the acquisitions as if such acquisitions took place on January 1, 1999 and 1998, respectively.

The pro forma financial information shown below is presented for informational purposes only and may not be indicative of results that would have actually occurred if the acquisitions had been in effect at the dates indicated, nor does it purport to be indicative of the results that may be achieved in the future (in thousands, except per share amounts).


                                                                   DECEMBER 31,
                                                                ------------------
                                                                  1999      1998
                                                                --------  --------
Pro forma revenues . . . . . . . . . . . . . . . . . . . . . .  $241,091  $219,827
                                                                ========  ========
Pro forma net income available to common shareholders. . . . .  $ 78,544  $ 57,977
                                                                ========  ========
Pro forma net income per common share - basic. . . . . . . . .  $   2.94  $   2.17
                                                                ========  ========
Pro forma net income per common share - diluted. . . . . . . .  $   2.93  $   2.16
                                                                ========  ========

NOTE  15.  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

Summarized quarterly financial data is as follows (in thousands, except per share amounts):



                                                         FIRST    SECOND   THIRD    FOURTH
                                                         -------  -------  -------  -------
1999:
     Revenues . . . . . . . . . . . . . . . . . . . . .  $54,764  $56,312  $58,387  $61,006
     Net income available to common shareholders. . . .   13,524   14,174   14,562   34,277  (1)
     Net income per common share - basic. . . . . . . .     0.51     0.53     0.55     1.28  (1)
     Net income per common share - diluted. . . . . . .     0.50     0.53     0.54     1.28  (1)

1998:
     Revenues . . . . . . . . . . . . . . . . . . . . .  $46,962  $48,808  $49,955  $52,742
     Net income available to common shareholders. . . .   12,329   13,682   14,304   14,169
     Net income per common share - basic. . . . . . . .     0.46     0.51     0.54     0.53
     Net income per common share - diluted. . . . . . .     0.46     0.51     0.53     0.53

     (1) Increase is primarily the result of a gain on the sale of property during the quarter.


NOTE  16.  PRICE  RANGE  OF  COMMON  SHARES  (UNAUDITED)

The high and low sale prices per share of WRI's common shares, as reported on the New York Stock Exchange composite tape, and dividends per common share paid for the fiscal quarters indicated were as follows:


                HIGH         LOW        DIVIDENDS
              ---------    ---------    ---------
1999:
  Fourth. . . $ 39 3/8     $  37        $   0.71
  Third . . .   42 7/16       37 1/4        0.71
  Second. . .   43 7/16       38 1/4        0.71
  First . . .   45 5/8        38 3/8        0.71

1998:
  Fourth. . . $ 46 7/8     $  39 3/4    $   0.67
  Third . . .   43            35 15/16      0.67
  Second. . .   44 15/16      40 5/8        0.67
  First . . .   45 5/8        43 7/8        0.67

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.


                                    PART III

ITEM  10.   TRUST  MANAGERS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

            (a) Information with respect to WRI's Trust Managers is incorporated herein by reference to the "Election of Trust Managers" section of WRI's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2000.

ITEM  11.   EXECUTIVE  COMPENSATION

     Incorporated herein by reference to the "Executive Compensation" and "Pension Plan" sections of WRI's definitive Proxy Statement for the Annual
Meeting  of  Shareholders  to  be  held  April  24,  2000.

ITEM  12.   SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the "Election of Trust Managers" section of WRI's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2000.

ITEM  13.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Incorporated herein by reference to the "Compensation Committee Interlocks and Insider Participation" section of WRI's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2000.

                                     PART IV

ITEM  14.   EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

     (a)    Financial Statements and Financial Statement Schedules:        PAGE
                                                                           ----

       (1)  (A)  Independent  Auditors'  Report . . . . . . . . . . . . . . 21
            (B)  Financial  Statements
                 (i)    Statements of Consolidated Income for the years
                          ended December 31, 1999, 1998 and 1997. . . . . . 22
                 (ii)   Consolidated Balance Sheets as of December 31,
                          1999  and  1998 . . . . . . . . . . . . . . . . . 23
                 (iii)  Statements of Consolidated Cash Flows for the
                          years ended December 31, 1999, 1998 and 1997. . . 24
                 (iv)   Statements of Consolidated Shareholders'
                          Equity for the years ended December 31, 1999,
                          1998  and  1997.. . . . . . . . . . . . . . . . . 25
                 (v)    Notes to Consolidated Financial Statements. . . . . 26

       (2)  Financial  Statement  Schedules:

            SCHEDULE                                                       PAGE
            --------                                                       ----

               II   Valuation  and  Qualifying Accounts . . . . . . . . . . 45
               III  Real  Estate  and  Accumulated  Depreciation. . . . . . 46
               IV   Mortgage  Loans  on  Real  Estate . . . . . . . . . . . 48

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes hereto.

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

     (c)     Exhibits:



3.1       -  Restated Declaration of Trust (filed as Exhibit 3.1 to WRI's Registration Statement on Form S-3
             (No. 33-49206) and incorporated herein by reference).
3.2       -  Amendment of the Restated Declaration of Trust (filed as Exhibit 3.2 to WRI's Registration
             Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.3       -  Second Amendment of the Restated Declaration of Trust (filed as Exhibit 3.3 to WRI's
             Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.4       -  Third Amendment of the Restated Declaration of Trust (filed as Exhibit 3.4 to WRI's
             Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.5       -  Amended and Restated Bylaws of WRI (filed as Exhibit 3.2 to WRI's Registration Statement on
             Form S-3 (No. 33-49206) and incorporated herein by reference).
4.1       -  16% Mortgage Bonds Due 2004 of WRI Holdings, Inc., dated December 28, 1984, payable to
             WRI in the original principal amount of $16,682,000 (filed as Exhibit 10.10 to WRI's
             Registration Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).
4.2       -  16% Mortgage Bonds Due 1994 of WRI Holdings, Inc. dated December 28, 1984, payable to
             WRI in the original principal amount of $3,150,000 (filed as Exhibit 10.8 to WRI's Registration
             Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).
4.2.1*    -  Sixth Bonds Renewal and Extension Agreement, effective December 28, 2000, for the 16%
             Mortgage Bonds of WRI Holdings, Inc., payable to WRI in the original principal amount of
             3,150,000.
4.3       -  Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Chase Bank of
             Texas, National Association (formerly, Texas Commerce Bank National Association), as
             Trustee, relating to the 16% Mortgage Bonds Due 1994 of WRI Holdings, Inc. in the original principal amount of $3,150,000 (filed as Exhibit 10.9 to WRI's Registration Statement on Form
             S-4 (No. 33-19730) and incorporated herein by reference).
4.3.1     -  Supplemental Indenture of Trust, dated February 22, 1995, between WRI Holdings, Inc. and
             Chase Bank of Texas, National Association (formerly, Texas Commerce Bank National
             Association) relating to the 16% Mortgage Bonds due December 28, 1994 of WRI Holdings,
             Inc. in the original principal amount of $3,150,000 (filed as Exhibit 10.4.1 to WRI's Annual
             Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
4.4*      -  Sixth Supplemental Indenture of Trust between WRI Holdings, Inc. and Chase Bank of Texas,
             National Association (formerly, Texas Commerce Trust Company of New York), as Trustee,
             amending Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Chase
             Bank of Texas, National Association (formerly, Texas Commerce Bank National Association), as Trustee, relating to the 16% Mortgage Bonds Due 1994 of WRI Holdings, Inc. in the original principal amount of $3,150,000.
4.5       -  Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Chase Bank of
             Texas, National Association (formerly, Texas Commerce Bank National Association), as
             Trustee, relating to the 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the original principal amount of $16,682,000 (filed as Exhibit 10.11 to WRI's Registration Statement on
             Form S-4 (No. 33-19730) and incorporated herein by reference).



4.5.1      -  First Supplemental Indenture of Trust between WRI Holdings, Inc. and Chase Bank of Texas,
              National Association (formerly, Texas Commerce Trust Company of New York), as Trustee,
              amending Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Chase
              Bank of Texas, National Association (formerly, Texas Commerce Bank National Association), as Trustee, relating to the 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the original principal amount of $16,682,000 (filed as Exhibit 10.7.1 to WRI's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).
4.6        -  Third Amended Promissory Note, as restated, effective as of January 1, 1992, executed by
              WRI Holdings, Inc., pursuant to which it may borrow up to the principal sum of $40,000,000 from WRI (filed as Exhibit 10.8 to WRI's Annual Report on Form 10-K for the year ended
              December 31, 1997 and incorporated herein by reference).
4.7        -  16% Mortgage Bonds Due 2004 of WRI Holdings, Inc., dated December 28, 1984, payable to
              WRI in the original principal amount of $7,000,000 (filed as Exhibit 10.13 to WRI's Registration
              Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).
4.8        -  Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Chase Bank of
              Texas, National Association (formerly, Texas Commerce Bank National Association), as
              Trustee, relating to the 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the original principal amount of $7,000,000 (filed as Exhibit 10.14 to WRI's Registration Statement on Form
              S-4 (No. 33-19730) and incorporated herein by reference).
4.8.1      -  First Supplemental Indenture of Trust between WRI Holdings, Inc. and Chase Bank of Texas,
              National Association (formerly, Texas Commerce Trust Company of New York), as Trustee,
              amending Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Chase
              Bank of Texas, National Association (formerly, Texas Commerce Bank National Association), as Trustee, relating to the 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the original principal amount of $7,000,000 (filed as Exhibit 10.10.1 to WRI's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).
4.9        -  Agreement Correcting Trust Indenture, dated February 11, 1985, relating to 16% Mortgage
              Bonds Due 2004 of WRI Holdings, Inc. in the original principal amount of $7,000,000 (filed as
              Exhibit 10.15 to WRI's Registration Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).
4.10       -  Amendment to Note Purchase Agreement, dated March 31, 1991, amending loan agreement, dated August 6, 1987, Life and Accident Insurance Company for $5,000,000, American
              General Life Insurance Company of Delaware for $5,000,000, Republic National Life Insurance
              Company for $3,000,000 and American Amicable Life Insurance Company of Texas for
              2,000,000 (filed as Exhibit 10.15.1 to WRI's Annual Report on Form 10-K for the year ended
              December 31, 1992 and incorporated herein by reference).
4.11       -  Promissory Note in the amount of $12,000,000 between WRI, as payee, and Plaza
              Construction, Inc., as maker (filed as Exhibit 10.23 to WRI's Annual Report on Form 10-K for
              the year ended December 31, 1991 and incorporated herein by reference).
4.11.1*    -  Eleventh Renewal and Extension of Promissory Note in the amount of $12,000,000, effective as of December 1, 2000, between WRI, as payee, and Plaza Construction, Inc., as maker.
4.12       -  Amended and Restated Master Swap Agreement dated as of January 29, 1992, between WRI and Chase Bank of Texas, National Association (formerly, Texas Commerce Bank National
              Association) (filed as Exhibit 10.24 to WRI's Annual Report on Form 10-K for the year ended
              December 31, 1992 and incorporated herein by reference).
4.12.1     -  Rate Swap Transaction, dated as of May 15, 1992, between WRI and Chase Bank of Texas,
              National Association (formerly, Texas Commerce Bank National Association) (filed as Exhibit
              10.24.1 to WRI's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).
4.12.2     -  Rate Swap Transaction, dated as of June 24, 1992, between WRI and Chase Bank of Texas,
              National Association (formerly, Texas Commerce Bank National Association) (filed as Exhibit
              10.24.2 to WRI's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).
4.12.3     -  Rate Swap Transaction, dated as of July 2, 1992, between WRI and Chase Bank of Texas,
              National Association (formerly, Texas Commerce Bank National Association) (filed as Exhibit
              10.24.3 to WRI's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).




4.13      -  Amended and Restated Credit Agreement dated as of November 21, 1996 between WRI and
             Chase Bank of Texas, National Association (formerly, Texas Commerce Bank National
             Association), as Agent, and individually as a Bank, and the Banks defined therein (filed as
             Exhibit 10.17 to WRI's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
4.13.1    -  First, Second and Third Amendments to the Amended and Restated Credit Agreement  dated
             November 21, 1996 between WRI and Chase Bank of Texas, National Association (formerly,
             Texas Commerce Bank National Association) (filed as Exhibit 10.17.1 to WRI's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).
4.14      -  Note Purchase Agreement, dated April 1, 1994, between The Variable Annuity Life Insurance
             Company, American General Life Insurance Company and WRI in the amount of $30,000,000
             (filed as Exhibit 10.25 to WRI's Annual Report on Form 10-K for the year ended December 31,
             1994 and incorporated herein by reference).
4.15      -  Master Promissory Note in the amount of $20,000,000 between WRI, as payee, and Chase
             Bank of Texas, National Association (formerly, Texas Commerce Bank National Association), as maker, effective December 30, 1998 (filed as Exhibit 4.15 to WRI's Annual Report on Form
             10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.16      -  Distribution Agreement among WRI and the Agents dated November 15, 1996 relating to the
             Medium Term Notes (filed as Exhibit 1.1 to WRI's Current Report of Form 8-K dated November
             15, 1996 and incorporated herein by reference).
4.17      -  Senior Indenture dated as of May 1, 1995 between WRI and Chase Bank of Texas, National
             Association (formerly, Texas Commerce Bank National Association), as trustee (filed as Exhibit
             4(a) to WRI's Registration Statement on Form S-3 (No. 33-57659) and incorporated herein by reference).
4.18      -  Subordinated Indenture dated as of May 1, 1995 between WRI and Chase Bank of Texas,
             National Association (formerly, Texas Commerce Bank National Association) (filed as Exhibit
             4(b) to WRI's Registration Statement on Form S-3 (No. 33-57659) and incorporated herein by reference).
4.19      -  Form of Fixed Rate Senior Medium Term Note (filed as Exhibit 4.19 to WRI's Annual Report on
             Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.20      -  Form of Floating Rate Senior Medium Term Note (filed as Exhibit 4.20 to WRI's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.21      -  Form of Fixed Rate Subordinated Medium Term Note (filed as Exhibit 4.21 to WRI's Annual
             Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.22      -  Form of Floating Rate Subordinated Medium Term Note (filed as Exhibit 4.22 to WRI's Annual
             Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.23      -  Statement of Designation of 7.44% Series A Cumulative Redeemable Preferred Shares (filed as Exhibit 99 to WRI's Current Report on Form 8-A dated February 18, 1998 and incorporated herein by reference).
4.24      -  Statement of Designation of 7.125% Series B Cumulative Redeemable Preferred Shares (filed as Exhibit 4.2 to WRI's Current Report on Form 8-K dated October 28, 1998 and incorporated herein by reference).
4.25      -  Statement of Designation of 7.00% Series C Cumulative Redeemable Preferred Shares (filed as Exhibit 4.1 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
4.26      -  7.44% Series A Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4 to
             WRI's Current Report on Form 8-K dated February 23, 1998 and incorporated herein by reference).
4.27      -  7.125% Series B Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.1 to
             WRI's Current Report on  Form 8-K dated October 28, 1998 and incorporated herein by reference).
4.28      -  7.00% Series C Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to
             WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).




4.29       -  Distribution Agreement among WRI and the Agents dated August 10, 1998 relating to the
              Medium Term Notes (filed as Exhibit 1.1 to WRI's current report on Form 8-K dated August 12,
              1998 and incorporated herein by reference).
4.30*      -  Credit Agreement, dated January 6, 2000, between WRI and Bank of America, N.A.
4.30.1*    -  First Amendment to Credit Agreement, dated February 24, 2000, between WRI and Bank of
              America, N.A.
4.31*      -  Promissory Note in the amount of $100,000,000, or aggregate principal amount outstanding under Credit Agreement, between WRI, as payee, and Bank of America, N.A., as maker, dated
              January 6, 2000.
10.1**     -  1988 Share Option Plan of WRI, as amended (filed as Exhibit 10.1 to WRI's Annual Report on
              Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).
10.2**     -  Weingarten Realty Investors Supplemental Retirement Account Plan, as amended and restated (filed as Exhibit 10.26 to WRI's Annual Report on Form 10-K for the year ended
              December 31, 1992 and incorporated herein by reference).
10.3**     -  The Savings and Investment Plan for Employees of WRI, as amended (filed as Exhibit 4.1 to
              WRI's Registration Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).
10.4**     -  The Fifth Amendment to Savings and Investment Plan for Employees of WRI (filed as Exhibit
              4.1.1 to WRI's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (No.
              33-25581) and incorporated herein by reference).
10.5**     -  The 1993 Incentive Share Plan of WRI (filed as Exhibit 4.1 to WRI's Registration Statement on
              Form S-8 (No. 33-52473) and incorporated herein by reference).
10.6***    -  1999 WRI Employee Share Purchase Plan
12.1*      -  Computation of Fixed Charges Ratios.
21.1*      -  Subsidiaries of the Registrant.
23.1*      -  Consent of Deloitte & Touche LLP.
27.1*      -  Financial Data Schedule.

*     Filed  with  this  report.
**    Management  contract  or  compensatory  plan  or  arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               WEINGARTEN REALTY INVESTORS
                                             By:    Stanford Alexander
                                            ---------------------------------
                                                  Stanford Alexander
                                             Chairman/Chief Executive Officer


Date:   March  17,  2000

     Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                    TITLE                                DATE
          ---------                    -----                                ----

By:     Stanford Alexander         Chairman and Trust Manager           March 17, 2000
     ------------------------
        Stanford Alexander         (Chief Executive Officer)

By:    Andrew M.  Alexander              President                      March 17, 2000
     ------------------------
       Andrew M.  Alexander          and Trust Manager

By:    Robert J. Cruikshank            Trust Manager                    March 17, 2000
     ------------------------
       Robert J. Cruikshank

By:      Martin Debrovner               Vice Chairman                   March 17, 2000
     ------------------------
         Martin Debrovner             and Trust Manager

By:        Melvin Dow                  Trust Manager                    March 17, 2000
     ------------------------
           Melvin Dow

By:     Stephen A. Lasher              Trust Manager                    March 17, 2000
     ------------------------
        Stephen A. Lasher

By:  Joseph W. Robertson, Jr.      Executive Vice President and         March 17, 2000
     ------------------------
     Joseph W. Robertson, Jr.   Trust Manager (Chief Financial Officer)

By:    Douglas W. Schnitzer            Trust Manager                    March 17, 2000
     ------------------------
       Douglas W. Schnitzer

By:      Marc J. Shapiro               Trust Manager                    March 17, 2000
     ------------------------
         Marc J. Shapiro

By:       J.T. Trotter                 Trust Manager                    March 17, 2000
     ------------------------
          J.T. Trotter

By:     Stephen C. Richter          Senior Vice President/              March 17, 2000
     ------------------------
       Stephen C. Richter           Financial Administration
                                        and Treasurer
                                 (Principal Accounting Officer)

                                                                     SCHEDULE II

                                WEINGARTEN REALTY INVESTORS
                             VALUATION AND QUALIFYING ACCOUNTS
                              DECEMBER 31, 1999, 1998 AND 1997

                                         (AMOUNTS IN THOUSANDS)

                                                       CHARGED
                                         BALANCE AT    TO COSTS  CHARGED                  BALANCE
                                          BEGINNING      AND     TO OTHER  DEDUCTIONS    AT END OF
            DESCRIPTION                   OF PERIOD    EXPENSES  ACCOUNTS     (A)         PERIOD
-----------------------------------      -----------  ---------  --------  -----------  ----------
1999:
    Allowance for Doubtful Accounts. . . $       888  $   1,047            $     1,027  $      908
1998:
    Allowance for Doubtful Accounts. . . $     1,000  $     683            $       795  $      888
1997:
    Allowance for Doubtful Accounts. . . $     1,236  $     877            $     1,113  $    1,000

  _________
    Note  A  -  Write-offs  of  accounts  receivable  previously  reserved.


                                                                                             SCHEDULE III
                                       WEINGARTEN REALTY INVESTORS
                                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                                            DECEMBER 31, 1999

                                          (AMOUNTS IN THOUSANDS)


                                            Total Cost
                             -------------------------------------
                                         Buildings     Projects
                                            and          Under        Total      Accumulated    Encumbrances
                               Land    Improvements   Development      Cost     Depreciation        (A)
                             --------  -------------  ------------  ----------  -------------  --------------
SHOPPING CENTERS:
  Texas . . . . . . . . . . .$167,757  $     659,682                $  827,439  $     230,568  $       11,709
  Other States. . . . . . . .  78,388        316,309                   394,697         61,746          23,948
                             --------  -------------  ------------  ----------  -------------  --------------
    Total Shopping Centers. . 246,145        975,991                 1,222,136        292,314          35,657
INDUSTRIAL:
  Texas . . . . . . . . . . .  28,404        133,564                   161,968         20,234           3,974
  Other States. . . . . . . .   2,512         10,665                    13,177            317
                             --------  -------------  ------------  ----------  -------------  --------------
    Total Industrial. . . . .  30,916        144,229                   175,145         20,551           3,974
OFFICE BUILDING:
  Texas . . . . . . . . . . .     534         15,650                    16,184         10,782
                             --------  -------------  ------------  ----------  -------------  --------------
MULTI-FAMILY
 RESIDENTIAL:
  Texas . . . . . . . . . . .   2,276         12,724                    15,000            215
                             --------  -------------  ------------  ----------  -------------  --------------
    Total Improved
     Properties . . . . . . . 279,871      1,148,594                 1,428,465        323,862          39,631
                             --------  -------------  ------------  ----------  -------------  --------------
LAND UNDER DEVELOPMENT
 OR HELD FOR
 DEVELOPMENT:
  Texas . . . . . . . . . . .                         $     29,544      29,544
  Other States. . . . . . . .                                7,104       7,104
                             --------  -------------  ------------  ----------  -------------  --------------
    Total Land Under
     Development or Held
     for Development. . . . .                               36,648      36,648
                             --------  -------------  ------------  ----------  -------------  --------------
LEASED PROPERTY
 (SHOPPING CENTER)
 UNDER CAPITAL LEASE:
  Other States. . . . . . . .                 41,093                    41,093          4,783           5,857
                             --------  -------------  ------------  ----------  -------------  --------------
CONSTRUCTION IN
 PROGRESS:
  Texas . . . . . . . . . . .                                5,240       5,240
  Other States. . . . . . . .                                2,693       2,693
                             --------  -------------  ------------  ----------  -------------  --------------
    Total Construction in
     Progress . . . . . . . .                                7,933       7,933
                             --------  -------------  ------------  ----------  -------------  --------------
TOTAL OF ALL
PROPERTIES. . . . . . . . . .$279,871  $   1,189,687  $     44,581  $1,514,139  $     328,645  $       45,488
                             ========  =============  ============  ==========  =============  ==============
____________

Note A  -   Encumbrances do not include $24.9 million outstanding under a  $30 million 20-year term loan, payable  to a group of insurance companies secured by a property collateral pool including all or part of three  shopping  centers.

                                                                    SCHEDULE III
                                                                     (CONTINUED)



     The changes in total cost of the properties for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                              1999         1998         1997
                                           -----------  -----------  -----------
Balance at beginning of year. . . . . . .  $1,294,632   $1,118,758   $  970,418
Additions at cost . . . . . . . . . . . .     258,683      179,587      158,258
Retirements or sales. . . . . . . . . . .     (39,176)      (3,713)      (9,918)
                                           -----------  -----------  -----------

Balance at end of year. . . . . . . . . .  $1,514,139   $1,294,632   $1,118,758
                                           ===========  ===========  ===========

     The changes in accumulated depreciation for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                              1999         1998         1997
                                           -----------  -----------  -----------
Balance at beginning of year. . . . . . .  $  296,989   $  262,551   $  233,514
Additions at cost . . . . . . . . . . . .      43,930       35,678       32,226
Retirements or sales. . . . . . . . . . .     (12,274)      (1,240)      (3,189)
                                           -----------  -----------  -----------

Balance at end of year. . . . . . . . . .  $  328,645   $  296,989   $  262,551
                                           ===========  ===========  ===========

                                                                     SCHEDULE IV

                           WEINGARTEN REALTY INVESTORS
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1999

                             (AMOUNTS IN THOUSANDS)

                                           FINAL    PERIODIC    FACE      CARRYING
                               INTEREST  MATURITY   PAYMENT   AMOUNT OF   AMOUNT  OF
                                 RATE      DATE      TERMS    MORTGAGES  MORTGAGES(A)
                               --------  --------  ---------  ---------  ------------
SHOPPING CENTERS:
  FIRST MORTGAGES:
    Eastex Venture
     Beaumont, TX (Note B). . .   8%     10-31-09     $335     $  2,300   $  2,288
                                                     Annual
                                                      P & I

    Main/O.S.T., Ltd.
     Houston, TX. . . . . . . .  9.3%    02-01-20     $476        4,800      4,524
                                                     Annual
                                                      P & I
                                                    ($1,241
                                                    balloon)
INDUSTRIAL:
FIRST MORTGAGES:
    River Pointe, Conroe,TX
     (Note C) . . . . . . . . . Prime    11-30-03    Varying      2,133      1,891
                                 +2%

    Little York, Houston, TX
     (Note C) . . . . . . . . . Prime    12-31-03    Varying      1,922      1,760
                                 +2%

    AN/WRI Partnership, Ltd.
     Houston, TX. . . . . . . . Libor    06-05-00    Varying     33,149     33,149
                                 +2%

    South Loop Business Park
     Houston, TX. . . . . . . . 9.25%    11-01-07     $74           439        410
                                                     Annual
                                                      P & I

                                                 Schedule continued on next page

                                                                     SCHEDULE IV
                                                                     (CONTINUED)

                           WEINGARTEN REALTY INVESTORS
                          MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1999

                             (AMOUNTS IN THOUSANDS)

                                           FINAL    PERIODIC    FACE      CARRYING
                               INTEREST  MATURITY   PAYMENT   AMOUNT OF   AMOUNT  OF
                                 RATE      DATE      TERMS    MORTGAGES  MORTGAGES(A)
                               --------  --------  ---------  ---------  ------------
UNIMPROVED LAND:
  SECOND MORTGAGE:
    River Pointe
     Conroe, TX . . . . . . . . Prime    12-01-00   Varying    $ 12,000   $    3,806
                                 +1%                ($3,806
                                                    balloon)

                                                              ---------  ------------
TOTAL MORTGAGE LOANS ON
   REAL ESTATE (Note D) . . . .                                $ 56,743   $    47,828
                                                              =========  ============


Note A -  The  aggregate  cost  at December 31, 1999 for federal income tax purposes is  $47,828.
Note B -  The  periodic payment terms were 6% interest only through October 31, 1999 and 8% interest and principal commencing November 1, 1999 through the maturity  date.
Note C -  Principal payments are due monthly to the extent of cash flow generated by  the  underlying  property.
Note D -  Changes  in mortgage loans for the years ended December 31, 1999, 1998 and  1997  are summarized  below:



                                    ---------  ---------  ---------
                                       1999       1998      1997
                                    ---------  ---------  ---------
Balance,  Beginning of Year . . . . $ 28,359   $ 25,653   $ 27,157
New Mortgage Loans. . . . . . . . .   33,588      3,116
Additions to Existing Loans . . . .    1,773      1,560        589
Collections of Principal. . . . . .  (15,892)    (1,970)    (2,093)
                                    ---------  ---------  ---------

Balance,  End of Year . . . . . . . $ 47,828   $ 28,359   $ 25,653
                                    =========  =========  =========