Form 10-Q
period 2000-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2000-04-25
CIK 828916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q
(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

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
                                                     ---        ---

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
                               ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 24, 2000, there were 26,746,306 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

                                     PART 1
                              FINANCIAL INFORMATION

ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS

                           WEINGARTEN REALTY INVESTORS
                        STATEMENTS OF CONSOLIDATED INCOME
                                   (UNAUDITED)
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                              2000       1999
                                                            ---------  ---------
Revenues:
  Rentals. . . . . . . . . . . . . . . . . . . . . . . . . .$ 59,439   $ 53,433
  Interest:
    Affiliates . . . . . . . . . . . . . . . . . . . . . . .   1,286        475
    Securities and Other . . . . . . . . . . . . . . . . . .     100        523
  Equity in earnings (loss) of real estate joint ventures
      and partnerships . . . . . . . . . . . . . . . . . . .     (72)        85
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .     448        248
                                                            ---------  ---------

       Total . . . . . . . . . . . . . . . . . . . . . . . .  61,201     54,764
                                                            ---------  ---------

Expenses:
  Depreciation and amortization. . . . . . . . . . . . . . .  13,199     11,637
  Interest . . . . . . . . . . . . . . . . . . . . . . . . .  10,194      8,033
  Operating. . . . . . . . . . . . . . . . . . . . . . . . .   8,929      8,178
  Ad valorem taxes . . . . . . . . . . . . . . . . . . . . .   7,561      6,812
  General and administrative . . . . . . . . . . . . . . . .   1,867      1,868
                                                            ---------  ---------

       Total . . . . . . . . . . . . . . . . . . . . . . . .  41,750     36,528
                                                            ---------  ---------

Income Before Extraordinary Charge . . . . . . . . . . . . .  19,451     18,236
Extraordinary Charge (early retirement of debt). . . . . . .               (149)
                                                            ---------  ---------
Net Income . . . . . . . . . . . . . . . . . . . . . . . . .  19,451     18,087
Dividends on Preferred Shares. . . . . . . . . . . . . . . .   5,010      4,563
                                                            ---------  ---------
Net Income Available to Common Shareholders. . . . . . . . .$ 14,441   $ 13,524
                                                            =========  =========

Net Income Per Common Share - Basic:
       Income Before Extraordinary Charge. . . . . . . . . .$    .54   $    .52
       Extraordinary Charge. . . . . . . . . . . . . . . . .               (.01)
                                                            ---------  ---------
       Net Income. . . . . . . . . . . . . . . . . . . . . .$    .54   $    .51
                                                            =========  =========

Net Income Per Common Share - Diluted:
       Income Before Extraordinary Charge. . . . . . . . . .$    .54   $    .51
       Extraordinary Charge. . . . . . . . . . . . . . . . .               (.01)
                                                            ---------  ---------
       Net Income. . . . . . . . . . . . . . . . . . . . . .$    .54   $    .50
                                                            =========  =========

                See Notes to Consolidated Financial Statements.


                                    WEINGARTEN REALTY INVESTORS
                                    CONSOLIDATED BALANCE SHEETS
                          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        March 31,     December 31,
                                                                           2000           1999
                                                                       ------------   ------------
                                                                        (unaudited)
                                  ASSETS
Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,536,612    $ 1,514,139
Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . . .    (340,070)      (328,645)
                                                                       ------------   ------------
    Property - net . . . . . . . . . . . . . . . . . . . . . . . . . .   1,196,542      1,185,494
Investment in Real Estate Joint Ventures and Partnerships. . . . . . .       2,304          2,006
                                                                       ------------   ------------

      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,198,846      1,187,500

Mortgage Bonds and Notes Receivable from:
    Real Estate Joint Ventures and Partnerships. . . . . . . . . . . .      54,515         52,824
    Affiliate (net of deferred gain of $3,050 in 2000 and 1999). . . .       3,935          3,907
Unamortized Debt and Lease Costs . . . . . . . . . . . . . . . . . . .      31,565         29,986
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $1,091 in 2000 and $908 in 1999) . . . . . . . . . . . .       9,766         16,874
Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . . . .       6,546          5,842
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      13,141         12,463
                                                                       ------------   ------------

                Total. . . . . . . . . . . . . . . . . . . . . . . . . $ 1,318,314    $ 1,309,396
                                                                       ============   ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   631,163    $   594,185
Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . . .      34,668         57,518
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,673         11,791
                                                                       ------------   ------------

      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     676,504        663,494
                                                                       ------------   ------------

Commitments and Contingencies

Shareholders' Equity:
  Preferred Shares of Beneficial Interest - par value, $.03 per share;
    shares authorized: 10,000
      7.44% Series A cumulative redeemable preferred shares of
        beneficial interest;  3,000 shares issued and outstanding;
        liquidation preference $25 per share . . . . . . . . . . . . .          90             90
      7.125% Series B cumulative redeemable preferred shares of
        beneficial interest;  3,600 shares issued and 3,591 shares
        outstanding;  liquidation preference $25 per share . . . . . .         108            108
      7.0% Series C cumulative redeemable preferred shares of
        beneficial interest;  2,300 shares issued and 2,292 shares
        outstanding;  liquidation preference $50 per share . . . . . .          68             69
Common Shares of Beneficial Interest - par value, $.03 per share;
  shares authorized: 150,000; shares issued and outstanding:
  26,746 in 2000 and 26,695 in 1999. . . . . . . . . . . . . . . . . .         802            801
Capital Surplus. . . . . . . . . . . . . . . . . . . . . . . . . . . .     754,515        753,030
Accumulated Dividends in Excess of Net Income. . . . . . . . . . . . .    (113,772)      (108,193)
Deferred Compensation Obligation . . . . . . . . . . . . . . . . . . .          (1)            (3)
                                                                       ------------   ------------
      Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . .     641,810        645,902
                                                                       ------------  --------------

                Total. . . . . . . . . . . . . . . . . . . . . . . . . $ 1,318,314    $ 1,309,396
                                                                       ============   ============


                See Notes to Consolidated Financial Statements.


                                 WEINGARTEN REALTY INVESTORS
                            STATEMENTS OF CONSOLIDATED CASH FLOWS
                                         (UNAUDITED)
                                    (AMOUNTS IN THOUSANDS)


                                                                          Three Months Ended
                                                                               March 31,
                                                                        ----------------------
                                                                           2000        1999
                                                                        ----------  ----------
Cash Flows from Operating Activities:
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  19,451   $  18,087
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization. . . . . . . . . . . . . . . . .     13,199      11,637
        Equity in earnings (loss) of real estate joint ventures and
          partnerships . . . . . . . . . . . . . . . . . . . . . . . .         72         (85)
        Extraordinary charge (early retirement of debt). . . . . . . .                    149
        Changes in accrued rents and accounts receivable . . . . . . .      7,105       3,680
        Changes in other assets. . . . . . . . . . . . . . . . . . . .     (3,816)     (3,884)
        Changes in accounts payable and accrued expenses . . . . . . .    (21,861)    (19,690)
        Other, net . . . . . . . . . . . . . . . . . . . . . . . . . .         13          42
                                                                        ----------  ----------
            Net cash provided by operating activities. . . . . . . . .     14,163       9,936
                                                                        ----------  ----------

Cash Flows from Investing Activities:
    Investment in properties . . . . . . . . . . . . . . . . . . . . .    (18,844)    (55,666)
    Mortgage bonds and notes receivable:
        Advances . . . . . . . . . . . . . . . . . . . . . . . . . . .     (2,595)     (2,953)
        Collections. . . . . . . . . . . . . . . . . . . . . . . . . .        171          90
    Proceeds from the sale of marketable debt securities . . . . . . .                 15,000
    Investments in real estate joint ventures and partnerships . . . .       (316)
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    (47)
                                                                        ----------  ----------
            Net cash used in investing activities. . . . . . . . . . .    (21,584)    (43,576)
                                                                        ----------  ----------

Cash Flows from Financing Activities:
    Proceeds from issuance of:
        Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     33,508      26,810
        Common shares of beneficial interest . . . . . . . . . . . . .                    475
        Preferred shares of beneficial interest. . . . . . . . . . . .                111,263
    Principal payments of debt . . . . . . . . . . . . . . . . . . . .       (238)    (82,935)
    Common and preferred dividends paid. . . . . . . . . . . . . . . .    (25,030)    (23,512)
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (115)         (7)
                                                                        ----------  ----------
            Net cash provided by financing activities. . . . . . . . .      8,125      32,094
                                                                        ----------  ----------

Net increase/(decrease) in cash and cash equivalents . . . . . . . . .        704      (1,546)
Cash and cash equivalents at January 1 . . . . . . . . . . . . . . . .      5,842       1,672
                                                                        ----------  ----------

Cash and cash equivalents at March 31. . . . . . . . . . . . . . . . .  $   6,546   $     126
                                                                        ==========  ==========


                 See Notes to Consolidated Financial Statements.

                           WEINGARTEN REALTY INVESTORS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)


1.     INTERIM  FINANCIAL  STATEMENTS

The consolidated financial statements included in this report are unaudited, except for the balance sheet as of December 31, 1999. In the opinion of WRI, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items.
Interim  results  are  not  necessarily  indicative  of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in WRI's annual financial statements and notes.

2.     NEWLY  ADOPTED  ACCOUNTING  PRONOUNCEMENT

Effective January 1, 2000, WRI adopted the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" that requires recognition of percentage rental revenue only after a tenant exceeds their sales breakpoint.

3.     PER  SHARE  DATA

Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated, as follows (in thousands):



                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                         2000     1999
                                                       --------  --------
Numerator:
Net income available to common shareholders - basic .  $ 14,441  $ 13,524
Income attributable to operating partnership units. .        39        41
                                                       --------  --------
Net income available to common shareholders - diluted  $ 14,480  $ 13,565
                                                       ========  ========

Denominator:
Weighted average shares outstanding - basic . . . . .    26,707    26,683
Effect of dilutive securities:
    Share options and awards. . . . . . . . . . . . .        19        88
    Operating partnership units . . . . . . . . . . .       132       148
                                                       --------  --------
Weighted average shares outstanding - diluted . . . .    26,858    26,919
                                                       ========  ========


4.     DEBT

     WRI's  debt  consists  of  the  following  (in  thousands):



                                                        March 31,   December 31,
                                                          2000         1999
                                                      ------------  ------------
Fixed-rate debt payable to 2015 at 6.0% to 10.0% . .  $   436,203    $   423,906
Notes payable under revolving credit agreements. . .      138,715        114,000
Obligations under capital leases . . . . . . . . . .       48,460         48,467
Industrial revenue bonds to 2015 at 3.9% to 6.8% . .        6,115          6,141
Other. . . . . . . . . . . . . . . . . . . . . . . .        1,670          1,671
                                                      ------------  ------------

      Total. . . . . . . . . . . . . . . . . . . . .  $   631,163    $   594,185
                                                      ============  ============

At March 31, 2000, the variable interest rate for notes payable under the $200 million revolving credit agreement was 6.6%, and the variable interest rate under the $20 million revolving credit agreement was 6.5%. Effective March 1, 2000, WRI finalized an unsecured $100 million revolving credit agreement with a bank. This one-year facility is renewable at our option for an additional two-year period. There were no borrowings under this line of credit during the quarter ended March 31, 2000.

In January 2000, WRI issued $10.5 million of ten-year 8.25% fixed-rate, unsecured medium term notes. In connection with this debt issuance, we entered into a ten-year interest rate swap agreement with a notional amount of $10.5 million to swap 8.25% fixed-rate interest for floating-rate interest. Additionally, WRI has three interest rate swap contracts with an aggregate notional amount of $40 million which swap floating-rate interest for fixed-rate interest. Such contracts, which expire through 2004, have been outstanding since their purchase in 1992. These interest rate swaps have an effective interest rate of 8.1%.

In August 1999, we filed a new $400 million shelf registration statement, of which $389.5 million is currently available.

     WRI's  debt  can  be  summarized  as  follows  (in  thousands):


                                                 March 31,   December 31,
                                                   2000          1999
                                               ------------  ------------
As to interest rate (including the effects of
  interest rate swaps):
    Fixed-rate debt . . . . . . . . . . . . .  $   501,716   $   499,919
    Variable-rate debt. . . . . . . . . . . .      129,447        94,266
                                               ------------  ------------

    Total . . . . . . . . . . . . . . . . . .  $   631,163   $   594,185
                                               ============  ============

As to collateralization:
    Unsecured debt. . . . . . . . . . . . . .  $   517,885   $   482,671
    Secured debt. . . . . . . . . . . . . . .      113,278       111,514
                                               ------------  ------------

    Total . . . . . . . . . . . . . . . . . .  $   631,163   $   594,185
                                               ============  ============

5.     PROPERTY

WRI's  property  consists  of  the  following  (in  thousands):

                                         March 31,   December 31,
                                           2000          1999
                                       ------------  ------------
       Land . . . . . . . . . . . . .  $   282,650   $   279,871
       Land held for development. . .       24,536        24,509
       Land under development . . . .       11,370        12,139
       Buildings and improvements . .    1,202,498     1,189,687
       Construction in-progress . . .       15,558         7,933
                                       ------------  ------------

       Total. . . . . . . . . . . . .  $ 1,536,612   $ 1,514,139
                                       ============  ============



Interest and ad valorem taxes capitalized to land under development or buildings under construction for the first quarter of 2000 and 1999 was $.6 million and $.5 million, respectively.

6.     SEGMENT  INFORMATION

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

Information  concerning  WRI's reportable segments is as follows (in thousands):




                           SHOPPING
                            CENTER    INDUSTRIAL    OTHER        TOTAL
                          ----------  ----------  ----------  -----------
Three Months Ended
March 31, 2000:
    Revenues . . . . . .  $   52,144  $   6,944  $   2,113    $    61,201
    Net operating income      37,745      4,941      2,025         44,711
    Total assets . . . .   1,068,310    175,852     74,152      1,318,314

Three Months Ended
March 31, 1999:
    Revenues . . . . . .  $   47,366  $   6,086  $   1,312    $    54,764
    Net operating income      33,875      4,424      1,475         39,774
    Total assets . . . .     941,063    136,799     62,985      1,140,847




Net operating income reconciles to income before extraordinary charge as shown on the Statements of Consolidated Income as follows (in thousands):

                                       Three Months Ended
                                            March 31,
                                       --------------------
                                          2000       1999
                                       ---------  ---------
Total segment net operating income . . $  44,711  $  39,774
Less:
    Depreciation and amortization. . .    13,199     11,637
    Interest . . . . . . . . . . . . .    10,194      8,033
    General and administrative . . . .     1,867      1,868
                                       ---------  ---------
Income before extraordinary charge . . $  19,451  $  18,236
                                       =========  =========


Equity in earnings (loss) of real estate joint ventures and partnerships as shown on the Statements of Consolidated Income and the corresponding investment balances relate exclusively to the shopping center segment.

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

Weingarten Realty Investors owned and operated 189 anchored shopping centers, 50 industrial properties, one multi-family residential property and one office building at March 31, 2000. Of WRI's 241 developed properties, 180 are located in Texas (including 100 in Houston and Harris County). Our remaining properties are located in Louisiana (11), Arizona (11), Nevada (8), Arkansas (6), New Mexico (5), Oklahoma (4), Tennessee (4), Kansas (3), Colorado (4), Missouri (2), Illinois (1), Florida (1) and Maine (1). WRI has nearly 4,300 leases and 3,300 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, value-oriented apparel and discount stores and other retailers, which generally sell basic necessity-type items.

CAPITAL  RESOURCES  AND  LIQUIDITY

WRI anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements. Cash on hand, borrowings under our existing credit facilities, issuance of unsecured debt and the use of project financing, as well as other debt and equity alternatives, will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows was $14.2 million for the first three months of 2000 as compared to $9.9 million for the same period of 1999. The increase was due primarily to WRI's acquisition and new development programs and improvements in the performance of its existing portfolio of properties.

Our Board of Trust Managers approved a quarterly dividend per common share of $.75 for the first quarter of 2000. Our dividend payout ratio on common equity for the first quarter of 2000 and 1999 was 73% and 75%, respectively, based on funds from operations for the applicable period.

WRI invested $11.9 million for the acquisition of a 147,000 square foot center in Plano, Texas, a suburb of Dallas. Redevelopment of this center will begin immediately with the demolition of a portion of the buildings, construction of a 64,000 square foot supermarket and extensive renovation and remerchandising of the remainder of the project. This redevelopment should be completed in the latter half of 2001.

In March 2000, WRI formed a strategic joint venture with Dana Commercial Credit Corporation to acquire $200 million of real estate assets using limited leverage. The joint venture will primarily target well-anchored neighborhood and community shopping centers. As general partner in the joint venture, WRI will manage and lease the acquired properties. The cash flow distributions are structured such that neither party will receive a preferred return.

With respect to new development, construction continues on four retail centers, an industrial office/service center and three additional retail centers in joint ventures with our Denver-based development partner. The projects under construction represent an estimated investment by WRI of approximately $55 million and will add over 540,000 square feet to the portfolio.

Total debt outstanding increased to $631.2 million at quarter-end from $594.2 at December 31, 1999. This increase was primarily due to acquisitions and WRI's ongoing development and redevelopment efforts. Included in total debt outstanding of $631.2 at March 31, 2000 is variable-rate debt of $82.4 million, after recognizing the effect of $50.5 million of interest rate swaps and $47.0 million of variable-rate notes receivables. WRI's debt to total capitalization is a conservative 33.3% and the interest coverage ratio is 4.2 to 1 for the four quarters ended March 31, 2000.

In January 2000, WRI issued $10.5 million of ten-year 8.25% fixed-rate, unsecured medium term notes. In connection with this debt issuance, we entered into a ten-year interest rate swap agreement with a notional amount of $10.5 million to swap 8.25% fixed-rate interest for floating-rate interest.

Effective March 1, 2000, WRI finalized an unsecured $100 million revolving credit agreement with a bank. This one-year facility is renewable at our option for an additional two-year period.

FUNDS  FROM  OPERATIONS

Industry analysts generally consider funds from operations to be an appropriate measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization of real estate assets as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The National Association of Real Estate Investment Trusts defines funds from operations as net income plus depreciation and amortization of real estate assets, less gains and losses on sales of properties and securities. Funds from operations does not represent cash flows from operations as defined by generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of WRI's operating performance or to cash flows from operations as a measure of liquidity.

Funds from operations increased to $27.5 million for the first quarter of 2000, as compared to $25.2 million for the same period of 1999. These increases primarily relate to the impact of WRI's acquisitions, new development and activity at its existing properties. For further information on changes between years, see "Results of Operations" below.

RESULTS  OF  OPERATIONS
THREE  MONTHS  ENDED  MARCH  31,  2000

Net income available to common shareholders increased to $14.4 million from $13.5 million for the first quarter of 2000 as compared with the same quarter of 1999. Net income per common share-basic increased to $.54 in 2000 from $.51 in 1999, while net income per share-diluted also increased to $.54 in 2000 from $.50 in 1999.

Rental revenues were $59.4 million in 2000, as compared to $53.4 million in 1999, representing an increase of approximately $6.0 million or 11.2%. Of these increases, property acquisitions and new development contributed $5.9 million in 2000, as compared to $6.7 million for the same period of 1999. The remaining portion of these increases is due to activity at our existing properties. Occupancy of WRI's retail and industrial properties was 91.5% and 94.1%, respectively, at the end of the first quarter of 2000 as compared to 92.9% and 92.4%, respectively, at March 31, 1999. Occupancy of WRI's total portfolio was 92.1% at March 31, 2000 as compared to 92.8% at the end of the first quarter of the prior year. This is primarily the result of the loss of certain large tenants in the latter half of 1999 offset by strong leasing activity in the first quarter of 2000. Among the larger losses were Builders Square, which occupied a 105,000 square foot space in Corpus Christi, Texas, a 91,500 square foot Kmart in Houston, Texas, a 63,000 square foot Service Merchandise in Lake Charles, Louisiana and a 60,000 square foot Pay & Save in Lubbock, Texas. During the first three months of 2000, WRI completed 216 renewals or leases comprising 1.4 million square feet of space at an average rental rate of 9.0%. Net of the amortized portion of capital costs for tenant improvements, the increase averaged 7.4%. Retail sales on a same-store basis increased by 2.3% based on sales reported during the last twelve months.

Gross interest costs, before capitalization of interest, increased by $2.2 million from $8.5 million in the first quarter of 1999 to $10.7 million in the first quarter of 2000. The increase was due primarily to an increase in the average debt outstanding between periods from $476.1 million in 1999 to $595.6 million in 2000. The average interest rate for the first quarter of 2000 was 7.2% compared to 7.1% for the same period of 1999. The amount of interest capitalized during the period increased from $.4 million in 1999 to $.5 million in 2000 due to an increase in new development activity.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of WRI's acquisition and new development programs.

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



                                               WEINGARTEN  REALTY  INVESTORS
                                               -----------------------------
                                                      (Registrant)



                                               BY:  /s/  Stanford  Alexander
                                               -----------------------------
                                                   Stanford  Alexander
                                            Chairman/Chief  Executive  Officer
                                              (Principal  Executive  Officer)




                                               BY:  /s/  Stephen  C.  Richter
                                               -----------------------------
                                                    Stephen  C.  Richter
                                                Senior  Vice  President/Chief
                                                     Financial  Officer
                                               (Principal  Accounting  Officer)



DATE:     April  25,  2000
          ----------------