Form 10-Q
period 2000-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2000-08-04
CIK 828916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q
(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

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
                               ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 2000, there were 26,783,962 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding

                                     PART 1
                              FINANCIAL INFORMATION

ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS

                                      WEINGARTEN REALTY INVESTORS
                                   STATEMENTS OF CONSOLIDATED INCOME
                                              (UNAUDITED)
                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              Three Months Ended          Six Months Ended
                                                                  June 30,                   June 30,
                                                            ----------------------    ----------------------
                                                               2000        1999          2000        1999
                                                            ----------  ----------    ----------  ----------
Revenues:
  Rentals. . . . . . . . . . . . . . . . . . . . . . . . .  $  61,362   $  54,989     $ 120,801   $ 108,422
  Interest:
    Affiliates . . . . . . . . . . . . . . . . . . . . . .      1,442         623         2,728       1,098
    Securities and Other . . . . . . . . . . . . . . . . .         96           1           196         524
  Equity in earnings (loss) of real estate joint ventures
      and partnerships . . . . . . . . . . . . . . . . . .        (26)         83           (98)        168
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .        709         616         1,157         864
                                                            ----------  ----------    ----------  ----------

       Total . . . . . . . . . . . . . . . . . . . . . . .     63,583      56,312       124,784     111,076
                                                            ----------  ----------    ----------  ----------

Expenses:
  Depreciation and amortization. . . . . . . . . . . . . .     13,231      11,527        26,430      23,164
  Interest . . . . . . . . . . . . . . . . . . . . . . . .     10,668       7,491        20,862      15,524
  Operating. . . . . . . . . . . . . . . . . . . . . . . .      9,969       9,182        18,898      17,360
  Ad valorem taxes . . . . . . . . . . . . . . . . . . . .      7,691       6,951        15,252      13,763
  General and administrative . . . . . . . . . . . . . . .      2,046       1,922         3,913       3,790
                                                            ----------  ----------    ----------  ----------

       Total . . . . . . . . . . . . . . . . . . . . . . .     43,605      37,073        85,355      73,601
                                                            ----------  ----------    ----------  ----------

Income from Operations . . . . . . . . . . . . . . . . . .     19,978      19,239        39,429      37,475
Loss on Sales of Property. . . . . . . . . . . . . . . . .                    (55)                      (55)
                                                            ----------  ----------    ----------  ----------
Income Before Extraordinary Charge . . . . . . . . . . . .     19,978      19,184        39,429      37,420
Extraordinary Charge (early retirement of debt). . . . . .                                             (149)
                                                            ----------  ----------    ----------  ----------
Net Income . . . . . . . . . . . . . . . . . . . . . . . .     19,978      19,184        39,429      37,271
Dividends on Preferred Shares. . . . . . . . . . . . . . .      5,010       5,010        10,020       9,573
                                                            ----------  ----------    ----------  ----------
Net Income Available to Common Shareholders. . . . . . . .  $  14,968   $  14,174      $ 29,409    $ 27,698
                                                            ==========  ==========    ==========  ==========

Net Income Per Common Share - Basic:
       Income Before Extraordinary Charge. . . . . . . . .  $     .56   $     .53      $   1.10    $   1.05
       Extraordinary Charge. . . . . . . . . . . . . . . .                                             (.01)
                                                            ----------  ----------    ----------  ----------
       Net Income. . . . . . . . . . . . . . . . . . . . .  $     .56   $     .53      $   1.10    $   1.04
                                                            ==========  ==========    ==========  ==========

Net Income Per Common Share - Diluted:
       Income Before Extraordinary Charge. . . . . . . . .  $     .56   $     .53      $   1.10    $   1.04
       Extraordinary Charge. . . . . . . . . . . . . . . .                                             (.01)
                                                            ----------  ----------    ----------  ----------
       Net Income. . . . . . . . . . . . . . . . . . . . .  $     .56   $     .53      $   1.10   $    1.03
                                                            ==========  ==========    ==========  ==========




                                See Notes to Consolidated Financial Statements.


                                    WEINGARTEN REALTY INVESTORS
                                    CONSOLIDATED BALANCE SHEETS
                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                              June 30,    December 31,
                                                                                2000           1999
                                                                            ------------  ------------
                                                                             (unaudited)
                                 ASSETS
Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,589,882   $ 1,514,139
Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .     (351,154)     (328,645)
                                                                             ------------  ------------
   Property - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,238,728     1,185,494
Investment in Real Estate Joint Ventures and Partnerships. . . . . . . . .        3,014         2,006
                                                                            ------------  ------------

        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,241,742     1,187,500

Mortgage Bonds and Notes Receivable from:
    Real Estate Joint Ventures and Partnerships. . . . . . . . . . . . . .       70,038        52,824
    Affiliate (net of deferred gain of $3,050 in 2000 and 1999). . . . . .        4,085         3,907
Unamortized Debt and Lease Costs . . . . . . . . . . . . . . . . . . . . .       32,878        29,986
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $1,068 in 2000 and $908 in 1999) . . . . . . . . . . . . . .       10,648        16,874
Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . . . . . .        3,050         5,842
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,791        12,463
                                                                            ------------  ------------

                  Total. . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,377,232   $ 1,309,396
                                                                            ============  ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   681,995   $   594,185
Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . . . . .       48,615        57,518
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,805        11,791
                                                                            ------------  ------------

        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      740,415       663,494
                                                                            ------------  ------------

Commitments and Contingencies

Shareholders' Equity:
  Preferred Shares of Beneficial Interest - par value, $.03 per share;
    shares authorized: 10,000
     7.44% Series A cumulative redeemable preferred shares of
       beneficial interest;  3,000 shares issued and outstanding;
       liquidation preference $25 per share. . . . . . . . . . . . . . . .           90            90
     7.125% Series B cumulative redeemable preferred shares of
       beneficial interest;  3,600 shares issued and 3,575 and 3,600 shares
       outstanding in 2000 and 1999; liquidation preference $25 per share.          108           108
     7.0% Series C cumulative redeemable preferred shares of
       beneficial interest;  2,300 shares issued and 2,280 and 2,297 shares
       outstanding in 2000 and 1999; liquidation preference $50 per share.           68            69
  Common Shares of Beneficial Interest - par value, $.03 per share;
    shares authorized: 150,000; shares issued and outstanding:
    26,784 in 2000 and 26,695 in 1999. . . . . . . . . . . . . . . . . . .          803           801
  Capital Surplus. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      754,610       753,030
  Accumulated Dividends in Excess of Net Income. . . . . . . . . . . . . .     (118,861)     (108,193)
  Deferred Compensation Obligation . . . . . . . . . . . . . . . . . . . .           (1)           (3)
                                                                            ------------  ------------
    Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . .      636,817       645,902
                                                                            ------------  ------------

                  Total. . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,377,232   $ 1,309,396
                                                                            ============  ============



                             See Notes to Consolidated Financial Statements.


                                WEINGARTEN REALTY INVESTORS
                           STATEMENTS OF CONSOLIDATED CASH FLOWS
                                        (UNAUDITED)
                                   (AMOUNTS IN THOUSANDS)



                                                                        Six Months Ended
                                                                            June 30,
                                                                    ------------------------
                                                                        2000         1999
                                                                    -----------  -----------
Cash Flows from Operating Activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   39,429   $   37,271
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . .      26,430       23,164
      Equity in (earnings) loss of real estate joint ventures and
        partnerships . . . . . . . . . . . . . . . . . . . . . . .          98         (168)
      Loss on sales of property. . . . . . . . . . . . . . . . . .                       55
      Extraordinary charge (early retirement of debt). . . . . . .                      149
      Changes in accrued rent and accounts receivable. . . . . . .       6,172        4,370
      Changes in other assets. . . . . . . . . . . . . . . . . . .      (8,290)      (5,116)
      Changes in accounts payable and accrued expenses . . . . . .      (8,621)      (8,077)
      Other,  net. . . . . . . . . . . . . . . . . . . . . . . . .          21          260
                                                                    -----------  -----------
        Net cash provided by operating activities. . . . . . . . .      55,239       51,908
                                                                    -----------  -----------

Cash Flows from Investing Activities:
  Investment in properties . . . . . . . . . . . . . . . . . . . .     (70,050)     (94,866)
  Mortgage bonds and notes receivable:
      Advances . . . . . . . . . . . . . . . . . . . . . . . . . .     (18,908)      (4,820)
      Collections. . . . . . . . . . . . . . . . . . . . . . . . .         288        1,122
  Proceeds from sales and disposition of property. . . . . . . . .                        3
  Proceeds from the sale of marketable debt securities . . . . . .                   15,000
  Real estate joint ventures and partnerships:
      Investments. . . . . . . . . . . . . . . . . . . . . . . . .      (1,049)        (454)
      Distributions. . . . . . . . . . . . . . . . . . . . . . . .                      216
  Other,  net. . . . . . . . . . . . . . . . . . . . . . . . . . .                       (7)
                                                                    -----------  -----------
        Net cash used in investing activities. . . . . . . . . . .     (89,719)     (83,806)
                                                                    -----------  -----------

Cash Flows from Financing Activities:
  Proceeds from issuance of:
      Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .     108,115       53,417
      Common shares of beneficial interest . . . . . . . . . . . .          14          475
      Preferred shares of beneficial interest. . . . . . . . . . .                  111,263
  Principal payments of debt . . . . . . . . . . . . . . . . . . .     (25,891)     (83,487)
  Common and preferred dividends paid. . . . . . . . . . . . . . .     (50,097)     (47,474)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .        (453)         (76)
                                                                    -----------  -----------
        Net cash provided by financing activities. . . . . . . . .      31,688       34,118
                                                                    -----------  -----------

Net increase/(decrease) in cash and cash equivalents . . . . . . .      (2,792)       2,220
Cash and cash equivalents at January 1 . . . . . . . . . . . . . .       5,842        1,672
                                                                    -----------  -----------

Cash and cash equivalents at June 30 . . . . . . . . . . . . . . .  $    3,050   $    3,892
                                                                    ===========  ===========




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

3.   PER  SHARE  DATA

Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated, as follows (in thousands):



                                                           Three Months Ended     Six Months Ended
                                                                June 30,               June 30,
                                                           ------------------    ------------------
                                                             2000      1999        2000      1999
                                                           --------  --------    --------  --------
Numerator:
Net income available to common shareholders - basic . . .  $ 14,968  $ 14,174    $ 29,409  $ 27,698
Income attributable to operating partnership units. . . .        42        35          81        76
                                                           --------  --------    --------  --------
Net income available to common shareholders - diluted . .  $ 15,010  $ 14,209    $ 29,490  $ 27,774
                                                           ========  ========    ========  ========

Denominator:
Weighted average shares outstanding - basic . . . . . . .    26,754    26,692      26,730    26,687
Effect of dilutive securities:
    Share options and awards. . . . . . . . . . . . . . .        54        90          37        88
    Operating partnership units . . . . . . . . . . . . .       103       148         117       148
                                                           --------  --------    --------  --------
Weighted average shares outstanding - diluted . . . . . .    26,911    26,930      26,884    26,923
                                                           ========  ========    ========  ========


4.   DEBT

     WRI's  debt  consists  of  the  following  (in  thousands):


                                                              June 30,   December 31,
                                                               2000          1999
                                                           ------------  ------------
     Fixed-rate debt payable to 2015 at 6.0% to 10.0% . .   $  427,460    $  423,906
     Notes payable under revolving credit agreements. . .      212,750       114,000
     Obligations under capital leases . . . . . . . . . .       33,467        48,467
     Industrial revenue bonds to 2015 at 4.9% to 7.1% . .        6,076         6,141
     Other. . . . . . . . . . . . . . . . . . . . . . . .        2,242         1,671
                                                           ------------  ------------

          Total . . . . . . . . . . . . . . . . . . . . .   $  681,995    $  594,185
                                                           ============  ============


At June 30, 2000, the variable interest rate for notes payable under the $200 million revolving credit agreement was 7.2%, and the variable interest rate under the $20 million revolving credit agreement was 7.1%. Effective March 1, 2000, WRI finalized an unsecured $100 million revolving credit agreement with a bank. This one-year facility is renewable at our option for an additional two-year period. At June 30, 2000, $12 million was borrowed under this line at a variable interest rate of 7.4%.

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

In July 2000, WRI issued $50 million of variable-rate, unsecured medium term notes. Of the $50 million issued, $25 million is a two-year variable-rate note that bears interest at 50 basis points over LIBOR. The other $25 million is a three-year variable-rate note that bears interest at 60 basis points over LIBOR. At the time of issuance, the interest rates were 7.23% and 7.33%, respectively.

In July 2000, we filed a $400 million shelf registration statement, of which $350 million is currently available.

     WRI's  debt  can  be  summarized  as  follows  (in  thousands):


                                                            June 30,    December 31,
                                                              2000          1999
                                                          ------------  ------------
     As to interest rate (including the effects of
       interest rate swaps):
           Fixed-rate debt . . . . . . . . . . . . . . .   $  477,972    $  499,919
           Variable-rate debt. . . . . . . . . . . . . .      204,023        94,266
                                                          ------------  ------------

           Total . . . . . . . . . . . . . . . . . . . .   $  681,995    $  594,185
                                                          ============  ============

     As to collateralization:
           Unsecured debt. . . . . . . . . . . . . . . .   $  567,493    $  482,671
           Secured debt. . . . . . . . . . . . . . . . .      114,502       111,514
                                                          ------------  ------------

           Total . . . . . . . . . . . . . . . . . . . .   $  681,995    $  594,185
                                                          ============  ============

5.   PROPERTY

     WRI's  property  consists  of  the  following  (in  thousands):


                                        June 30,    December 31,
                                          2000          1999
                                      ------------  ------------
     Land . . . . . . . . . . . . .   $   287,291   $   279,871
     Land held for development. . .        24,567        24,509
     Land under development . . . .        29,530        12,139
     Buildings and improvements . .     1,224,087     1,189,687
     Construction in-progress . . .        24,407         7,933
                                      ------------  ------------

     Total. . . . . . . . . . . . .   $ 1,589,882   $ 1,514,139
                                      ============  ============



Interest and ad valorem taxes capitalized to land under development or buildings under construction was $1.0 and $.8 million, respectively, for the quarter ending June 30, 2000 and 1999 and $1.5 and $1.3 million, respectively, for the six months ended June 30, 2000 and 1999.

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

Information  concerning  WRI's reportable segments is as follows (in thousands):


                                 SHOPPING
                                  CENTER    INDUSTRIAL    OTHER        TOTAL
                                ----------  ----------  ----------  ------------
Three Months Ended
June 30, 2000:
    Revenues . . . . . . . . .  $   54,056  $    7,219  $    2,308  $     63,583
    Net operating income . . .      38,710       5,143       2,070        45,923
    Total assets . . . . . . .   1,103,151     176,176      97,905     1,377,232

Three Months Ended
June 30, 1999:
    Revenues . . . . . . . . .  $   48,707  $    6,559  $    1,046  $     56,312
    Net operating income . . .      34,429       4,717       1,033        40,179
    Total assets . . . . . . .     949,049     153,340      74,685     1,177,074


Six Months Ended
June 30, 2000:
    Revenues . . . . . . . . .  $  106,200  $   14,164  $    4,420  $    124,784
    Net operating income . . .      76,455      10,085       4,094        90,634

Six Months Ended
June 30, 1999:
    Revenues . . . . . . . . .  $   96,074  $   12,645  $    2,357  $    111,076
    Net operating income . . .      68,305       9,141       2,507        79,953




Net operating income reconciles to income from operations as shown on the Statements of Consolidated Income as follows (in thousands):



                                          Three Months Ended     Six Months Ended
                                               June 30,                June 30,
                                          ------------------    ------------------
                                            2000      1999         2000     1999
                                          --------  --------    --------  --------
Total segment net operating income. . .   $ 45,923  $ 40,179    $ 90,634  $ 79,953
Less:
    Depreciation and amortization . . .     13,231    11,527      26,430    23,164
    Interest. . . . . . . . . . . . . .     10,668     7,491      20,862    15,524
    General and administrative. . . . .      2,046     1,922       3,913     3,790
                                          --------  --------    --------  --------
Income from operations. . . . . . . . .   $ 19,978  $ 19,239    $ 39,429  $ 37,475
                                          ========  ========    ========  ========


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

Weingarten Realty Investors owned and operated 193 anchored shopping centers, 50 industrial properties, one multi-family residential property and one office building at June 30, 2000. Of WRI's 245 developed properties, 181 are located in Texas (including 100 in Houston and Harris County). Our remaining properties are located in Louisiana (11), Arizona (11), Nevada (8), Arkansas (6), New Mexico (6), Oklahoma (4), Tennessee (4), Kansas (4), Colorado (5), Missouri (2), Illinois (1), Florida (1) and Maine (1). WRI has nearly 4,300 leases and 3,300 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, value-oriented apparel and discount stores and other retailers, which generally sell basic necessity-type items.

CAPITAL  RESOURCES  AND  LIQUIDITY

WRI anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements. Cash on hand, borrowings under our existing credit facilities, issuance of unsecured debt and the use of project financing, as well as other debt and equity alternatives, will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows was $55.2 million for the first six months of 2000 as compared to $51.9 million for the same period of 1999. The increase was due primarily to WRI's acquisition and new development programs and improvements in the performance of its existing portfolio of properties.

Our Board of Trust Managers approved a quarterly dividend per common share of $.75 for the second quarter of 2000. Our dividend payout ratio on common equity for the second quarter of 2000 and 1999 was 71% and 74%, respectively, based on funds from operations for the applicable period.

WRI invested an additional $22.9 million for the acquisition of three shopping centers during the second quarter. In April, we acquired Kohl's Shopping Center in Topeka, Kansas. This 116,000 square foot shopping center is anchored by an 80,700 square foot Kohl's Department Store and a 35,000 square foot Barnes and Noble.

In March, WRI formed a strategic joint venture with Dana Commercial Credit Corporation to acquire $200 million of real estate assets using limited leverage. As general partner in the joint venture, WRI is responsible for the acquisition process, as well as, the on-going leasing and management activities of the acquired properties. In June, two shopping centers were acquired with Dana Commercial Credit Corporation. Our first purchase was the Pavilions at San Mateo in Albuquerque, New Mexico. This 196,000 square foot center is anchored by Circuit City, Linens 'n Things, CompUSA and Old Navy. This represents WRI's fifth property in Albuquerque and our sixth in New Mexico. The second shopping center is Lone Star Pavilion in College Station, Texas. This 107,000 square foot shopping center is anchored by Best Buy, Barnes and Noble and Office Depot.

With respect to new development, we purchased land for three new projects. In April, twenty-five acres of land in Shreveport, Louisiana was purchased for the development of a 196,000 square foot shopping center adjacent to a new 176,000 square foot tenant-owned Super Target. This project is expected to open in the fall of 2001. In May, we purchased land in Arizona adjacent to a 65,000 square foot tenant-owned Fry's Supermarket on which we will develop 12,000 square feet of restaurant/small shop space. In June, we purchased approximately 13 acres of land in Las Vegas for the development of 60,000 square feet of retail space surrounding a 140,000 square foot tenant-owned Super Kmart. Construction continues to progress at several other locations, highlighted by the opening of the 66,000 square foot King Soopers supermarket anchoring the 134,000 square foot center owned in a joint venture with our Denver-based development partner. The projects under construction represent an estimated investment by WRI of approximately $76 million and will add over 700,000 square feet to the portfolio.

Total debt outstanding increased to $682.0 million at quarter-end from $594.2 at December 31, 1999. This increase was primarily due to acquisitions and WRI's ongoing development and redevelopment efforts. Included in total debt outstanding of $682.0 at June 30, 2000 is variable-rate debt of $154.9 million, after recognizing the effect of $50.5 million of interest rate swaps and $49.1 million of variable-rate notes receivables. WRI's debt to total capitalization is a conservative 33.4% and the interest coverage ratio is 4.0 to 1 for the four quarters ended June 30, 2000.

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

In July 2000, the Company issued $50 million of variable-rate, unsecured medium term notes. Of the $50 million issued, $25 million is a two-year variable-rate note that bears interest at 50 basis points over LIBOR. The other $25 million is a three-year variable-rate note that bears interest at 60 basis points over LIBOR. At the time of issuance, the interest rates were 7.23% and 7.33%, respectively.

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

Funds from operations increased to $28.1 million for the second quarter of 2000, as compared to $25.7 million for the same period of 1999. For the six months ended June 30, 2000, funds from operations increased to $55.6 million from $50.9 million in 1999. These increases primarily relate to the impact of WRI's acquisitions, new development and activity at its existing properties. For further information on changes between years, see "Results of Operations" below.

RESULTS  OF  OPERATIONS
THREE  MONTHS  ENDED  JUNE  30,  2000

Net income available to common shareholders increased to $15.0 million from $14.2 million for the second quarter of 2000 as compared with the same quarter of 1999. Net income per common share-basic increased to $.56 in 2000 from $.53 in 1999, while net income per share-diluted also increased to $.56 in 2000 from $.53 in 1999.

Rental revenues were $61.4 million in 2000, as compared to $55.0 million in 1999, representing an increase of approximately $6.4 million or 11.6%. Of these increases, property acquisitions and new development contributed $5.9 million in 2000, as compared to $6.2 million for the same period of 1999. The remaining portion of these increases is due to activity at our existing properties. Occupancy of the total portfolio increased to 92.7% as compared to 91.3% as of December 31, 1999. The occupancy of the retail portfolio was also 92.7%, up from 91.3% at year-end 1999, while the industrial portfolio increased from 91.0% at year-end to 92.7%. This increase in occupancy results primarily from the lease-up of several large spaces that were vacated in the latter half of 1999. During the first six months of 2000, WRI completed 420 renewals or leases comprising 2.3 million square feet at an average rental rate of 10.7%. Net of the amortized portion of capital costs for tenant improvements, the increased averaged 7.3%. Retail sales on the same-store basis increased by 1.5% based on sales reported during the last twelve months.

Gross interest costs, before capitalization of interest, increased by $3.2 million from $8.3 million in the second quarter of 1999 to $11.5 million in the second quarter of 2000. The increase is due primarily to an increase in the average debt outstanding between periods of $461.8 in 1999 to $638.5 million in 2000. The average interest rate remained unchanged at 7.2%. The amount of interest capitalized during the period was $.8 million in 2000 and 1999.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of WRI's acquisitions and new development programs.

SIX  MONTHS  ENDED  JUNE  30,  2000

Net income available to common shareholders increased to $29.4 million from $27.7 million for the first six months of 2000 as compared with the same period of 1999. Net income per common share-basic increased to $1.10 in 2000 from $1.04 in 1999, while net income per share-diluted also increased to $1.10 in 2000 from $1.03 in 1999.

Rental revenues were $120.8 million in 2000, as compared to $108.4 million in 1999, representing an increase of approximately $12.4 million or 11.4%. Of these increases, property acquisitions and new development contributed $11.8 million in 2000, as compared to $12.9 million for the same period of 1999. The remaining portion of these increases is due to activity at our existing properties.

Gross interest costs, before capitalization of interest, increased by $5.4 million from $16.8 million for the first six months of 1999 to $22.2 million for the same period of 2000. The increase was due primarily to an increase in the average debt outstanding between periods from $469.1 million in 1999 to $616.2 million in 2000. The average interest rate remained unchanged at 7.2%. The amount of interest capitalized during the period was $1.3 million in 2000 and 1999.

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

               (27)  Article 5 Financial Data Schedule (EDGAR filing only).



          (b)  Reports  on  Form  8-K


          A Form 8-K, dated April 26, 2000, was filed with the Securities and Exchange Commission to file the Independent Auditors' Consent of Deloitte & Touche LLP relating to the Registration Statement No. 333-35174 on Form S-3.

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



                                               WEINGARTEN  REALTY  INVESTORS
                                               -----------------------------
                                                      (Registrant)



                                               BY:  /s/  Stanford  Alexander
                                               -----------------------------
                                                   Stanford  Alexander
                                            Chairman/Chief  Executive  Officer
                                              (Principal  Executive  Officer)




                                               BY:  /s/  Stephen  C.  Richter
                                               -----------------------------
                                                    Stephen  C.  Richter
                                                Senior  Vice  President/Chief
                                                     Financial  Officer
                                               (Principal  Accounting  Officer)




DATE:     August  4,  2000
          ----------------