Form 10-Q
period 2000-09-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2000-10-24
CIK 828916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q
(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

                For the quarterly period ended September 30, 2000
                                               ------------------


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
                               ---        ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 20, 2000, there were 26,807,764 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.


                                                          PART 1
                                                   FINANCIAL INFORMATION

ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS

                                                WEINGARTEN REALTY INVESTORS
                                             STATEMENTS OF CONSOLIDATED INCOME
                                                        (UNAUDITED)
                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              Three Months Ended        Nine Months Ended
                                                                  September 30,            September 30,
                                                            ----------------------    ----------------------
                                                               2000        1999          2000        1999
                                                            ----------  ----------    ----------  ----------
Revenues:
  Rentals. . . . . . . . . . . . . . . . . . . . . . . . .  $  63,595   $  57,171     $ 184,396   $ 165,593
  Interest:
    Affiliates . . . . . . . . . . . . . . . . . . . . . .      1,512         529         4,240       1,627
    Securities and Other . . . . . . . . . . . . . . . . .        118         125           314         649
  Equity in earnings (loss) of real estate joint ventures
      and partnerships . . . . . . . . . . . . . . . . . .        (37)         43          (135)        211
  Other. . . . . . . . . . . . . . . . . . . . . . . . . .        798         519         1,955       1,383
                                                            ----------  ----------    ----------  ----------

       Total . . . . . . . . . . . . . . . . . . . . . . .     65,986      58,387       190,770     169,463
                                                            ----------  ----------    ----------  ----------

Expenses:
  Depreciation and amortization. . . . . . . . . . . . . .     14,141      12,640        40,571      35,804
  Interest . . . . . . . . . . . . . . . . . . . . . . . .     11,626       8,155        32,488      23,679
  Operating. . . . . . . . . . . . . . . . . . . . . . . .      9,813       9,026        28,711      26,386
  Ad valorem taxes . . . . . . . . . . . . . . . . . . . .      8,437       7,146        23,689      20,909
  General and administrative . . . . . . . . . . . . . . .      2,107       1,843         6,020       5,633
                                                            ----------  ----------    ----------  ----------

       Total . . . . . . . . . . . . . . . . . . . . . . .     46,124      38,810       131,479     112,411
                                                            ----------  ----------    ----------  ----------

Income from Operations . . . . . . . . . . . . . . . . . .     19,862      19,577        59,291      57,052
Loss on Sales of Property. . . . . . . . . . . . . . . . .                     (5)                      (60)
                                                            ----------  ----------    ----------  ----------
Income Before Extraordinary Charge . . . . . . . . . . . .     19,862      19,572        59,291      56,992
Extraordinary Charge (early retirement of debt). . . . . .                                             (149)
                                                            ----------  ----------    ----------  ----------
Net Income . . . . . . . . . . . . . . . . . . . . . . . .     19,862      19,572        59,291      56,843
Dividends on Preferred Shares. . . . . . . . . . . . . . .      5,010       5,010        15,030      14,583
                                                            ----------  ----------    ----------  ----------
Net Income Available to Common Shareholders. . . . . . . .  $  14,852   $  14,562      $ 44,261   $  42,260
                                                            ==========  ==========    ==========  ==========

Net Income Per Common Share - Basic:
       Income Before Extraordinary Charge. . . . . . . . .  $     .55   $     .55     $    1.65   $    1.59
       Extraordinary Charge. . . . . . . . . . . . . . . .                                             (.01)
                                                            ----------  ----------    ----------  ----------
       Net Income. . . . . . . . . . . . . . . . . . . . .  $     .55   $     .55     $    1.65   $    1.58
                                                            ==========  ==========    ==========  ==========

Net Income Per Common Share - Diluted:
       Income Before Extraordinary Charge. . . . . . . . .  $     .55   $     .54     $    1.65   $    1.58
       Extraordinary Charge. . . . . . . . . . . . . . . .                                             (.01)
                                                            ----------  ----------    ----------  ----------
       Net Income. . . . . . . . . . . . . . . . . . . . .  $     .55   $     .54     $    1.65   $    1.57
                                                            ==========  ==========    ==========  ==========


                          See Notes to Consolidated Financial Statements.


                                           WEINGARTEN REALTY INVESTORS
                                           CONSOLIDATED BALANCE SHEETS
                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                  September 30,  December 31,
                                                                                      2000           1999
                                                                                  -------------  -------------
                                                                                   (unaudited)
                                 ASSETS
Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,659,388   $  1,514,139
Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (361,616)      (328,645)
                                                                                  -------------  -------------
    Property - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,297,772      1,185,494
Investment in Real Estate Joint Ventures and Partnerships. . . . . . . . . . . .         2,417          2,006
                                                                                  -------------  -------------
          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,300,189      1,187,500

Mortgage Bonds and Notes Receivable from:
    Real Estate Joint Ventures and Partnerships. . . . . . . . . . . . . . . . .        36,583         52,824
    Affiliate (net of deferred gain of $3,050 in 2000 and 1999). . . . . . . . .         4,135          3,907
Unamortized Debt and Lease Costs . . . . . . . . . . . . . . . . . . . . . . . .        33,807         29,986
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $1,619 in 2000 and $908 in 1999) . . . . . . . . . . . . . . . . .        14,420         16,874
Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,345          5,842
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13,817         12,463
                                                                                  -------------  -------------
                    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,410,296   $  1,309,396
                                                                                  =============  =============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    716,355   $    594,185
Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . . . . . . . .        53,058         57,518
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         9,077         11,791
                                                                                  -------------  -------------
          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       778,490        663,494
                                                                                  -------------  -------------

Commitments and Contingencies

Shareholders' Equity:
    Preferred Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 10,000
        7.44% Series A cumulative redeemable preferred shares of
          beneficial interest;  3,000 shares issued and outstanding;
          liquidation preference $25 per share . . . . . . . . . . . . . . . . .            89             90
        7.125% Series B cumulative redeemable preferred shares of
          beneficial interest;  3,600 shares issued and 3,566 and 3,600 shares
          outstanding in 2000 and 1999; liquidation preference $25 per share . .           108            108
        7.0% Series C cumulative redeemable preferred shares of
          beneficial interest;  2,300 shares issued and 2,272 and 2,297 shares
          outstanding in 2000 and 1999; liquidation preference $50 per share . .            68             69
    Common Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 150,000; shares issued and outstanding:
      26,808 in 2000 and 26,695 in 1999. . . . . . . . . . . . . . . . . . . . .           806            801
  Capital Surplus. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       754,839        753,030
  Accumulated Dividends in Excess of Net Income. . . . . . . . . . . . . . . . .      (124,104)      (108,193)
  Deferred Compensation Obligation . . . . . . . . . . . . . . . . . . . . . . .                           (3)
                                                                                  -------------  -------------
    Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .       631,806        645,902
                                                                                  -------------  -------------

                    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,410,296   $  1,309,396
                                                                                  =============  =============




                               See Notes to Consolidated Financial Statements.


                                      WEINGARTEN REALTY INVESTORS
                                 STATEMENTS OF CONSOLIDATED CASH FLOWS
                                              (UNAUDITED)
                                         (AMOUNTS IN THOUSANDS)



                                                                                Nine Months Ended
                                                                                  September 30,
                                                                            ------------------------
                                                                               2000          1999
                                                                            -----------  -----------
Cash Flows from Operating Activities:
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   59,291   $   56,843
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization. . . . . . . . . . . . . . . . . .      40,571       35,804
          Equity in (earnings) loss of real estate joint ventures and
            partnerships . . . . . . . . . . . . . . . . . . . . . . . . .         135         (211)
          Loss on sales of property. . . . . . . . . . . . . . . . . . . .                       60
          Extraordinary charge (early retirement of debt). . . . . . . . .                      149
          Changes in accrued rent and accounts receivable. . . . . . . . .       2,770        2,603
          Changes in other assets. . . . . . . . . . . . . . . . . . . . .     (11,328)      (7,542)
          Changes in accounts payable and accrued expenses . . . . . . . .      (4,691)      (7,208)
          Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .         (20)         729
                                                                            -----------  -----------
            Net cash provided by operating activities. . . . . . . . . . .      86,728       81,227
                                                                            -----------  -----------

Cash Flows from Investing Activities:
    Investment in properties . . . . . . . . . . . . . . . . . . . . . . .    (139,229)    (150,547)
    Mortgage bonds and notes receivable:
          Advance. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (32,630)      (6,031)
          Collections. . . . . . . . . . . . . . . . . . . . . . . . . . .      61,613        1,284
    Proceeds from sales and disposition of property. . . . . . . . . . . .                        3
    Proceeds from the sale of marketable debt securities . . . . . . . . .                   15,000
    Real estate joint ventures and partnerships:
          Investments. . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,510)      (1,321)
          Distributions. . . . . . . . . . . . . . . . . . . . . . . . . .                      216
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       (7)
                                                                            -----------  -----------
            Net cash used in investing activities. . . . . . . . . . . . .    (111,756)    (141,403)
                                                                            -----------  -----------

Cash Flows from Financing Activities:
    Proceeds from issuance of:
          Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     129,068      105,658
          Common shares of beneficial interest . . . . . . . . . . . . . .          14          475
          Preferred shares of beneficial interest. . . . . . . . . . . . .                  111,263
    Principal payments of debt . . . . . . . . . . . . . . . . . . . . . .     (26,584)     (83,993)
    Common and preferred dividends paid. . . . . . . . . . . . . . . . . .     (75,202)     (71,435)
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (765)        (230)
                                                                            -----------  -----------
            Net cash provided by financing activities. . . . . . . . . . .      26,531       61,738
                                                                            -----------  -----------

Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . .       1,503        1,562
Cash and cash equivalents at January 1 . . . . . . . . . . . . . . . . . .       5,842        1,672
                                                                            -----------  -----------

Cash and cash equivalents at September 30. . . . . . . . . . . . . . . . .  $    7,345   $    3,234
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


3.     PER  SHARE  DATA

Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated, as follows (in thousands):



                                                              Three Months Ended       Nine Months Ended
                                                                 September 30,           September 30,
                                                             --------------------    --------------------
                                                               2000       1999          2000       1999
                                                             ---------  ---------    ---------  ---------
Numerator:
Net income available to common shareholders - basic . . . .  $ 14,852   $ 14,562     $ 44,261   $ 42,260
Income attributable to operating partnership units. . . . .        22         35          103        111
                                                             ---------  ---------    ---------  ---------
Net income available to common shareholders - diluted . . .  $ 14,874   $ 14,597     $ 44,364   $ 42,371
                                                             =========  =========    =========  =========

Denominator:
Weighted average shares outstanding - basic . . . . . . . .    26,792     26,692       26,751     26,688
Effect of dilutive securities:
      Share options and awards. . . . . . . . . . . . . . .        81         57           46         77
      Operating partnership units . . . . . . . . . . . . .       103        142          112        142
                                                             ---------  ---------    ---------  ---------
Weighted average shares outstanding - diluted . . . . . . .    26,976     26,891       26,909     26,907
                                                             =========  =========    =========  =========


4.     DEBT

     WRI's  debt  consists  of  the  following  (in  thousands):



                                                               September 30,   December 31,
                                                                   2000            1999
                                                               -------------  -------------
Fixed-rate debt payable to 2015 at 6.0% to 10.0% . . . . . . . $    440,899   $    423,906
Variable-rate unsecured notes payable to 2003. . . . . . . . .       50,000
Notes payable under revolving credit agreements. . . . . . . .      183,705        114,000
Obligations under capital leases . . . . . . . . . . . . . . .       33,467         48,467
Industrial revenue bonds to 2015 at 5.6% to 7.1% . . . . . . .        6,043          6,141
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,241          1,671
                                                               -------------  -------------

      Total. . . . . . . . . . . . . . . . . . . . . . . . . . $    716,355   $    594,185
                                                               =============  =============




At September 30, 2000, the variable interest rate for notes payable under the $200 million revolving credit agreement was 7.1%, and the variable interest rate under the $20 million revolving credit agreement was 6.9%. Effective March 1, 2000, WRI finalized an unsecured $100 million revolving credit agreement with a bank. This one-year facility is renewable at our option for an additional two-year period. At September 30, 2000, no amounts were outstanding under this line.

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

In July 2000, we filed a $400 million shelf registration statement, of which $350 million is currently available.

     WRI's  debt  can  be  summarized  as  follows  (in  thousands):


                                               September 30,   December 31,
                                                    2000           1999
                                               -------------  -------------
As to interest rate (including the effects of
  interest rate swaps):
        Fixed-rate debt . . . . . . . . . . .  $    491,412   $    499,919
        Variable-rate debt. . . . . . . . . .       224,943         94,266
                                               -------------  -------------

        Total . . . . . . . . . . . . . . . .  $    716,355   $    594,185
                                               =============  =============

As to collateralization:
        Unsecured debt. . . . . . . . . . . .  $    588,446   $    482,671
        Secured debt. . . . . . . . . . . . .       127,909        111,514
                                               -------------  -------------

        Total . . . . . . . . . . . . . . . .  $    716,355   $    594,185
                                               =============  =============



5.     PROPERTY

WRI's  property  consists  of  the  following  (in  thousands):

                                               September 30,   December 31,
                                                    2000           1999
                                               -------------  -------------
Land. . . . . . . . . . . . . . . . . . . . .  $    299,312   $    279,871
Land held for development . . . . . . . . . .        24,603         24,509
Land under development. . . . . . . . . . . .        30,765         12,139
Buildings and improvements. . . . . . . . . .     1,276,817      1,189,687
Construction in-progress. . . . . . . . . . .        27,891          7,933
                                               -------------  -------------

Total . . . . . . . . . . . . . . . . . . . .  $  1,659,388   $  1,514,139
                                               =============  =============



Interest and ad valorem taxes capitalized to land under development or buildings under construction was $1.1 million and $1.0 million, respectively, for the quarters ended September 30, 2000 and 1999 and $2.6 million and $2.3 million, respectively, for the nine months ended September 30, 2000 and 1999.

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

Information  concerning  WRI's reportable segments is as follows (in thousands):



                                     SHOPPING
                                      CENTER     INDUSTRIAL    OTHER          TOTAL
                                    -----------  ----------  ----------    ------------
Three Months Ended
September 30, 2000:
    Revenues . . . . . . . . . . .  $   56,340   $   7,176   $   2,470      $   65,986
    Net operating income . . . . .      40,300       4,670       2,766          47,736
    Total assets . . . . . . . . .   1,174,775     177,349      58,172       1,410,296

Three Months Ended
September 30, 1999:
    Revenues . . . . . . . . . . .  $   49,514   $   7,745   $   1,128      $   58,387
    Net operating income . . . . .      35,449       5,538       1,228          42,215
    Total assets . . . . . . . . .     983,697     185,717      80,724       1,250,138


Nine Months Ended
September 30, 2000:
    Revenues . . . . . . . . . . .  $  162,540   $  21,340   $   6,890      $  190,770
    Net operating income . . . . .     116,755      14,755       6,860         138,370

Nine Months Ended
September 30, 1999:
    Revenues . . . . . . . . . . .  $  145,587   $  20,391   $   3,485      $  169,463
    Net operating income . . . . .     103,753      14,679       3,736         122,168





Net operating income reconciles to income from operations as shown on the Statements of Consolidated Income as follows (in thousands):

                                                               Three Months Ended        Nine Months Ended
                                                                  September 30,            September 30,
                                                             ----------------------    ----------------------
                                                                2000        1999          2000         1999
                                                             ----------  ----------    ----------  ----------
Total segment net operating income. . . . . . . . . . . . .  $  47,736   $  42,215     $ 138,370   $ 122,168
Less:
      Depreciation and amortization . . . . . . . . . . . .     14,141      12,640        40,571      35,804
      Interest. . . . . . . . . . . . . . . . . . . . . . .     11,626       8,155        32,488      23,679
      General and administrative. . . . . . . . . . . . . .      2,107       1,843         6,020       5,633
                                                             ----------  ----------    ----------  ----------
Income from operations. . . . . . . . . . . . . . . . . . .  $  19,862   $  19,577     $  59,291   $  57,052
                                                             ==========  ==========    ==========  ==========



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

Weingarten Realty Investors owned and operated 196 anchored shopping centers, 53 industrial properties, one multi-family residential property and one office building at September 30, 2000. Of WRI's 251 developed properties, 185 are located in Texas (including 100 in Houston and Harris County). Our remaining properties are located in Louisiana (11), Arizona (11), Nevada (8), Arkansas
(6), New Mexico (6), Kansas (5), Colorado (5), Oklahoma (4), Tennessee (4), Missouri (2), Florida (2), Illinois (1) and Maine (1). WRI has 4,400 leases and 3,400 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, value-oriented apparel and discount stores and other retailers, which generally sell basic necessity-type items.

CAPITAL  RESOURCES  AND  LIQUIDITY

WRI anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements. Cash on hand, borrowings under our existing credit facilities, issuance of unsecured debt and the use of project financing, as well as other debt and equity alternatives, will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows was $86.7 million for the first nine months of 2000 as compared to $81.2 million for the same period of 1999. The increase was due primarily to WRI's acquisition and new development programs and improvements in the performance of its existing portfolio of properties.

Our Board of Trust Managers approved a quarterly dividend per common share of $.75 for the third quarter of 2000. Our dividend payout ratio on common equity for the third quarter of 2000 and 1999 was 70%, based on funds from operations for the applicable period.

WRI invested an additional $50.0 million for the acquisition of three shopping centers and three industrial projects during the third quarter. In August, WRI purchased Regency Park Shopping Center in Overland Park, Kansas. This 202,000 square foot center is anchored by Micro Center, Border's Books and Music, Marshall's and Old Navy and represents our fifth property in this market.

Later in August, WRI in partnership with Dana Commercial Credit Corporation acquired Rockwall Market Center located in Rockwall, Texas, a suburb of Dallas. Rockwall Market Center contains 217,000 square feet and is anchored by Linens 'n Things, Ross Dress for Less, Office Max, Petco, Michael's Crafts, Pier 1 Imports and Old Navy and is 96% leased. This is the third purchase under the joint venture relationship between WRI and Dana, bringing the total investment in these partnerships to nearly $62 million. WRI and Dana have agreed to invest up to $200 million under this agreement.

Also in August, WRI purchased the Market at Southside, our first shopping center in the Orlando area. Anchored by a Walgreen's and Ross Dress for Less, this 97,000 square foot center is part of a 310,000 square foot center anchored by Office Depot, Publix and Albertson's.

Lastly, we purchased three office/service facilities in Austin, Texas. Collectively, these buildings added 160,000 square feet to the portfolio and were 96% occupied at the date of purchase. With these acquisitions, we now have seven industrial and two retail properties in Austin, comprising more than 850,000 square feet of building area.

With respect to new development, in July we purchased 23 acres of land in Baton Rouge, Louisiana for the development of a 173,000 square foot shopping center adjacent to a new 181,000 square foot Super Target. This project is expected to open in the fall of 2001. In August, Miller Weingarten, our Denver-based development partnership, entered into a ground lease in Englewood, Colorado, a suburb of Denver, for the purpose of developing a 200,000 square foot shopping center within an 800,000 square foot mixed use development. This development will also contain a 130,000 square foot Super Wal Mart, a 450-unit apartment project and a new City Hall complex, including a library and a performing arts center. Completion is expected in mid to late 2001.

With the addition of these properties, WRI now has eleven new development projects at various stages of completion. These projects will add 876,000 square feet to the portfolio and will represent a total investment of $103 million.

We recently announced the formation of an alliance with a North Carolina-based developer, Bob Hughes Associates. Founded in 1980, Bob Hughes Associates will be responsible for the identification and development of primarily supermarket-anchored retail centers, while WRI will provide leasing and management support. Additionally, WRI will assume leasing and management responsibility for the majority of the retail properties currently owned by Bob Hughes Associates, a portfolio totaling 1.4 million square feet. We will also manage all properties developed under this alliance.

Total debt outstanding increased to $716.4 million at quarter-end from $594.2 at December 31, 1999. This increase was primarily due to acquisitions and WRI's ongoing development and redevelopment efforts. Included in total debt outstanding of $716.4 at September 30, 2000 is variable-rate debt of $204.4 million, after recognizing the effect of $50.5 million of interest rate swaps and $20.6 million of variable-rate notes receivables. WRI's debt to total capitalization is a conservative 34.3% and the interest coverage ratio is 3.8 to 1 for the four quarters ended September 30, 2000.

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

Funds from operations - diluted for the three months and nine months ended September 30, 1999 and 2000 is calculated as follows:



                                                        Three Months Ended       Nine Months Ended
                                                           September 30,           September 30,
                                                       --------------------    --------------------
                                                         2000       1999          2000       1999
                                                       ---------  ---------    ---------  ---------

Numerator:
Net income available to common shareholders. . . . . . $ 14,852   $ 14,562     $ 44,261   $ 42,260
Depreciation and amortization. . . . . . . . . . . . .   14,032     12,554       40,258     35,544
Loss on sales of property. . . . . . . . . . . . . . .                   5                      60
Extraordinary charge - early retirement of debt. . . .                                         149
                                                       ---------  ---------    ---------  ---------
        Funds from Operations - Basic. . . . . . . . .   28,884     27,121       84,519     78,013
Funds from operations attributable to operating
  partnership units. . . . . . . . . . . . . . . . . .       69         79          239        243
                                                       ---------  ---------    ---------  ---------
        Funds from Operations - Diluted. . . . . . . . $ 28,953   $ 27,200     $ 84,758   $ 78,256
                                                       =========  =========    =========  =========

Denominator:
Weighted average shares outstanding - basic. . . . . .   26,792     26,692       26,751     26,688
Effect of dilutive securities:
      Share options and awards . . . . . . . . . . . .       81         57           46         77
      Operating partnership units. . . . . . . . . . .      103        142          112        142
                                                       ---------  ---------    ---------  ---------
Weighted average shares outstanding - diluted. . . . .   26,976     26,891       26,909     26,907
                                                       =========  =========    =========  =========




RESULTS  OF  OPERATIONS
THREE  MONTHS  ENDED  SEPTEMBER  30,  2000

Net income available to common shareholders increased to $14.9 million from $14.6 million for the third quarter of 2000 as compared with the same quarter of 1999. Net income per common share-basic was $.55 in 2000 and 1999, while net income per share-diluted increased to $.55 in 2000 from $.54 in 1999.

Rental revenues were $63.6 million in 2000, as compared to $57.2 million in 1999, representing an increase of approximately $6.4 million or 11.2%. Of these increases, property acquisitions and new development contributed $5.3 million in 2000, as compared to $6.5 million for the same period of 1999. The remaining portion of these increases is due to activity at our existing properties. Occupancy of the total portfolio increased to 92.8% as compared to 91.3% as of December 31, 1999. The occupancy of the retail portfolio was also 92.8%, up from 91.3% at year-end 1999, while the industrial portfolio increased from 91.0% at year-end to 92.5%. This increase in occupancy results from significant leasing activity during the last several months. During the first nine months of 2000, WRI completed 704 renewals or leases comprising 3.6 million square feet at an average rental rate increase of 10.2%. Net of the amortized portion of capital costs for tenant improvements, the increased averaged 7.2%. Retail sales on the same-store basis increased by 1.5% based on sales reported during the last twelve months.

Gross interest costs, before capitalization of interest, increased by $3.7 million from $9.0 million in the third quarter of 1999 to $12.7 million in the third quarter of 2000. The increase is due primarily to an increase in the average debt outstanding between periods of $512.5 in 1999 to $690.8 million in 2000. The average interest rate increased from 7.1% in 1999 to 7.3% in 2000. The amount of interest capitalized during the period was $1.0 million and $.9 million in 2000 and 1999.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of WRI's acquisitions and new development programs.

NINE  MONTHS  ENDED  SEPTEMBER  30,  2000

Net income available to common shareholders increased to $44.3 million from $42.3 million for the first nine months of 2000 as compared with the same period of 1999. Net income per common share-basic increased to $1.65 in 2000 from $1.58 in 1999, while net income per share-diluted also increased to $1.65 in 2000 from $1.57 in 1999.

Rental revenues were $184.4 million in 2000, as compared to $165.6 million in 1999, representing an increase of approximately $18.8 million or 11.4%. Of these increases, property acquisitions and new development contributed $17.1 million in 2000, as compared to $19.0 million for the same period of 1999. The remaining portion of these increases is due to activity at our existing properties.

Gross interest costs, before capitalization of interest, increased by $9.1 million from $25.8 million for the first nine months of 1999 to $34.9 million for the same period of 2000. The increase was due primarily to an increase in the average debt outstanding between periods from $482.2 million in 1999 to $644.6 million in 2000. The average interest rate remained unchanged at 7.1%. The amount of interest capitalized during the period increased to $2.4 million in 2000 from $2.1 million in 1999.

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



                                              WEINGARTEN  REALTY  INVESTORS
                                              -----------------------------
                                                      (Registrant)



                                              BY:  /s/  Stanford  Alexander
                                                 -----------------------------
                                                     Stanford  Alexander
                                             Chairman/Chief  Executive  Officer
                                              (Principal  Executive  Officer)



                                              BY:   /s/  Stephen  C.  Richter
                                                 -----------------------------
                                                     Stephen  C.  Richter
                                                Senior  Vice  President/Chief
                                                      Financial  Officer
                                              (Principal  Accounting  Officer)


DATE:     October  24,  2000
          ------------------