Form 10-K
period 2000-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2001-03-13
CIK 828916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K
(Mark  One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common shares held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on February 23, 2001 was approximately $1,303,669,277. As of February 23, 2001 there were 31,444,025 common shares of beneficial interest, $.03 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held April 20, 2001 are incorporated by reference in Part III.

     Exhibit  Index  beginning  on  Page  44


                                    TABLE OF CONTENTS


ITEM NO.                                                                            PAGE NO.
--------                                                                            --------
PART I

           1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1
           2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2
           3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .      16
           4.  Submission of Matters to a Vote of Shareholders . . . . . . . . . . .      16
               Executive Officers of the Registrant. . . . . . . . . . . . . . . . .      17


PART II

           5.  Market for Registrant's Common Shares of Beneficial
               Interest and Related Shareholder Matters. . . . . . . . . . . . . . .      18
           6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . .      19
           7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . . . . . .      20
          7A.  Quantitative and Qualitative Disclosures About Market Risk. . . . . .      24
           8.  Financial Statements and Supplementary Data . . . . . . . . . . . . .      25
           9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure . . . . . . . . . . . . . . . . .      43


PART III

          10.  Trust Managers and Executive Officers of the Registrant . . . . . . .      44
          11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . .      44
          12.  Security Ownership of Certain Beneficial Owners and
               Management. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      44
          13.  Certain Relationships and Related Transactions. . . . . . . . . . . .      44


PART IV

          14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K . . .      44

                                     PART I

ITEM  1.  BUSINESS

General. Weingarten Realty Investors, an unincorporated trust organized under the Texas Real Estate Investment Trust Act, and its predecessor entity began the ownership and development of shopping centers and other commercial real estate in 1948. WRI is self-advised and self-managed. As of December 31, 2000, we owned or operated under long-term leases interests in 254 developed income-producing real estate projects. We owned 197 shopping centers located in the Houston metropolitan area and in other parts of Texas and in Louisiana, Arizona, Nevada, Arkansas, New Mexico, Oklahoma, Tennessee, Kansas, Colorado, Missouri, Illinois, Florida and Maine. We also owned 55 industrial projects located in Tennessee, Nevada and Houston, Austin and Dallas, Texas. Additionally, we owned one multi-family residential project and one office building, which serves, in part, as WRI's headquarters. Our interests in these projects aggregated approximately 30.0 million square feet of building area and
113.4 million square feet of land area. We also owned interests in 38 parcels of unimproved land under development or held for future development that aggregated approximately 12.5 million square feet.

WRI currently employs 222 persons and its principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008, and its phone number is (713) 866-6000.

Location of Properties. Historically, WRI has emphasized investments in properties located primarily in the Houston area. Since 1987, we began actively acquiring properties outside of Houston. Of our 292 properties that were owned or operated under long-term leases as of December 31, 2000, 99 of our 254 developed properties and 14 of our 38 parcels of unimproved land were located in the Houston metropolitan area. In addition to these properties, we owned 88 developed properties and eight parcels of unimproved land located in other parts of Texas. Because of our investments in the Houston area, as well as in other parts of Texas, the Houston and Texas economies affect, to a significant degree, the business and operations of WRI.

In 2000, the economies of Houston and Texas continued to grow, still exceeding the national average. The economy of the entire southwestern United States, where we have our primary operations, also remained strong relative to the national average. The Houston economy, although bolstered by a resurgent oil market, has become highly diversified after experiencing significant growth in the technology, construction, services, health care and finance, insurance and real estate sectors. It has become much more integrated into the international economy and is somewhat affected by the international climate. Thus, Houston's expansion is expected to continue in 2001 and beyond against a backdrop of a slowing national economy. Any deterioration in the Houston or Texas economies could adversely affect us. However, our centers are generally anchored by supermarkets and drug stores under long-term leases, and these types of stores, which deal in basic necessity-type items, tend to be less affected by economic change.

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

Financial Information. Additional financial information concerning WRI is included in the Consolidated Financial Statements located on pages 26 through 42 herein.

ITEM  2.  PROPERTIES

At December 31, 2000, WRI's real estate properties consisted of 292 locations in fourteen states. A complete listing of these properties, including the name, location, building area and land area (in square feet), as applicable, is set forth below:

                                  SHOPPING CENTERS

                                                       Building
            Name and Location                            Area          Land Area
-----------------------------------------------------  ---------       ---------
HOUSTON AND HARRIS COUNTY, TOTAL . . . . . . . . . . . 7,661,000       29,629,000
Alabama-Shepherd, S. Shepherd at W. Alabama. . . . . .    28,000    *      88,000  *
Almeda Road, Almeda at Southmore . . . . . . . . . . .    17,000           37,000
Bayshore Plaza, Spencer Hwy. at Burke Rd.. . . . . . .    36,000          196,000
Bellaire Boulevard, Bellaire at S. Rice. . . . . . . .    35,000          137,000
Bellfort, Bellfort at Southbank. . . . . . . . . . . .    48,000          167,000
Bellfort Southwest, Bellfort at Gessner. . . . . . . .    30,000           89,000
Bellwood, Bellaire at Kirkwood . . . . . . . . . . . .   136,000          655,000
Bingle Square, U.S. Hwy. 290 at Bingle . . . . . . . .    46,000          168,000
Braeswood Square, N. Braeswood at Chimney Rock . . . .   103,000          422,000
Centre at Post Oak, Westheimer at Post Oak Blvd. . . .   184,000          505,000
Champions Village, F.M. 1960 at Champions Forest Dr. .   408,000        1,391,000
Copperfield Village, Hwy. 6 at F.M. 529. . . . . . . .   163,000          712,000
Crestview, Bissonnet at Wilcrest . . . . . . . . . . .     9,000           35,000
Crosby, F.M. 2100 at Kenning Road (61%). . . . . . . .    36,000    *     124,000  *
Cullen Place, Cullen at Reed . . . . . . . . . . . . .     7,000           30,000
Cullen Plaza, Cullen at Wilmington . . . . . . . . . .    81,000          318,000
Cypress Pointe, F.M. 1960 at Cypress Station . . . . .   191,000          737,000
Cypress Village, Louetta at Grant Road . . . . . . . .    25,000          134,000
Eastpark, Mesa Rd. at Tidwell. . . . . . . . . . . . .   140,000          665,000
Edgebrook, Edgebrook at Gulf Fwy.. . . . . . . . . . .    78,000          360,000
Fiesta Village, Quitman at Fulton. . . . . . . . . . .    30,000           80,000
Fondren Southwest Village, Fondren at W. Bellfort. . .   323,000        1,362,000
Fondren/West Airport, Fondren at W. Airport. . . . . .    62,000          223,000
45/York Plaza, I-45 at W. Little York. . . . . . . . .   218,000          840,000
Glenbrook Square, Telephone Road . . . . . . . . . . .    76,000          320,000
Griggs Road, Griggs at Cullen. . . . . . . . . . . . .    85,000          422,000
Harrisburg Plaza, Harrisburg at Wayside. . . . . . . .    95,000          334,000
Heights Plaza, 20th St. at Yale. . . . . . . . . . . .    72,000          228,000
Humblewood Shopping Plaza, Eastex Fwy. at F.M. 1960. .   180,000          784,000
I-45/Telephone Rd. Center, I-45 at Maxwell Street. . .   178,000          819,000
Inwood Village, W. Little York at N. Houston-Rosslyn .    68,000          305,000
Jacinto City, Market at Baca . . . . . . . . . . . . .    24,000    *      67,000  *


                                                    Table continued on next page

                                                               Building
            Name and Location                                    Area         Land Area
-------------------------------------------------------------  --------       ---------

HOUSTON AND HARRIS COUNTY, (CONT'D.)
Kingwood, Kingwood Dr. at Chestnut Ridge . . . . . . . . . .    155,000         648,000
Landmark, Gessner at Harwin  . . . . . . . . . . . . . . . .     56,000         228,000
Lawndale, Lawndale at 75th St. . . . . . . . . . . . . . . .     53,000         177,000
Little York Plaza, Little York at E. Hardy . . . . . . . . .    118,000         483,000
Long Point, Long Point at Wirt (77%) . . . . . . . . . . . .     68,000    *    257,000  *
Lyons Avenue, Lyons at Shotwell. . . . . . . . . . . . . . .     68,000         179,000
Market at Westchase, Westheimer at Wilcrest. . . . . . . . .     87,000         333,000
Miracle Corners, S. Shaver at Southmore. . . . . . . . . . .     86,000         386,000
Northbrook, Northwest Fwy. at W. 34th. . . . . . . . . . . .    204,000         656,000
North Main Square, Pecore at N. Main . . . . . . . . . . . .     18,000          64,000
North Oaks, F.M. 1960 at Veterans Memorial . . . . . . . . .    322,000       1,246,000
North Triangle, I-45 at F.M. 1960. . . . . . . . . . . . . .     16,000         113,000
Northway, Northwest Fwy. at 34th . . . . . . . . . . . . . .    212,000         793,000
Northwest Crossing, N.W. Fwy. at Hollister (75%) . . . . . .    135,000    *    671,000  *
Northwest Park Plaza, F.M. 149 at Champions Forest . . . . .     32,000         268,000
Oak Forest, W. 43rd at Oak Forest. . . . . . . . . . . . . .    164,000         541,000
Orchard Green, Gulfton at Renwick. . . . . . . . . . . . . .     74,000         273,000
Randall's/Cypress Station, F.M. 1960 at I-45 . . . . . . . .    141,000         618,000
Randall's/El Dorado, El Dorado at Hwy. 3 . . . . . . . . . .    119,000         429,000
Randall's/Kings Crossing, Kingwood Dr. at Lake Houston Pkwy.    127,000         624,000
Randall's/Norchester, Grant at Jones . . . . . . . . . . . .    109,000         475,000
Richmond Square, Richmond Ave. at W. Loop 610. . . . . . . .     33,000         136,000
River Oaks, East, W. Gray at Woodhead. . . . . . . . . . . .     71,000         206,000
River Oaks, West, W. Gray at S. Shepherd . . . . . . . . . .    235,000         609,000
Sheldon Forest, North, I-10 at Sheldon . . . . . . . . . . .     22,000         131,000
Sheldon Forest, South, I-10 at Sheldon . . . . . . . . . . .     38,000    *    164,000  *
Shops at Three Corners, S. Main at Old Spanish Trail (70%) .    185,000    *    803,000  *
Southgate, W. Fuqua at Hiram Clark . . . . . . . . . . . . .    126,000         533,000
Spring Plaza, Hammerly at Campbell . . . . . . . . . . . . .     56,000         202,000
Steeplechase, Jones Rd. at F.M. 1960 . . . . . . . . . . . .    193,000         849,000
Stella Link, North, Stella Link at S. Braeswood (77%). . . .     40,000    *    156,000  *
Stella Link, South, Stella Link at S. Braeswood. . . . . . .     15,000          56,000
Studemont, Studewood at E. 14th St . . . . . . . . . . . . .     28,000          91,000
Ten Blalock Square, I-10 at Blalock. . . . . . . . . . . . .     97,000         321,000
10/Federal, I-10 at Federal. . . . . . . . . . . . . . . . .    132,000         474,000
University Plaza, Bay Area at Space Center . . . . . . . . .     96,000         424,000
The Village Arcade, University at Kirby. . . . . . . . . . .    191,000         413,000
West  Junction, Hwy. 6 at Keith Harrow Dr. . . . . . . . . .     67,000         264,000


                                                    Table continued on next page

                                                                    Building
                 Name and Location                                    Area          Land Area
------------------------------------------------------------------  --------        ---------
HOUSTON AND HARRIS COUNTY, (CONT'D.)
Westbury Triangle, Chimney Rock at W. Bellfort . . . . . . . . . .     67,000          257,000
Westchase, Westheimer at Wilcrest. . . . . . . . . . . . . . . . .    236,000          766,000
Westhill Village, Westheimer at Hillcroft. . . . . . . . . . . . .    131,000          480,000
Wilcrest Southwest, Wilcrest at Southwest Fwy. . . . . . . . . . .     26,000           78,000

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL. . . . . . . . . . .  6,665,000       28,948,000
McDermott Commons, McDermott at Custer Rd., Allen. . . . . . . . .     38,000          224,000
Bell Plaza, 45th Ave. at Bell St., Amarillo. . . . . . . . . . . .    129,000          682,000
Coronado, S.W. 34th St. at Wimberly Dr., Amarillo. . . . . . . . .     49,000          201,000
Grand Plaza, Interstate Hwy 40 at Grand Ave., Amarillo . . . . . .    157,000          637,000
Puckett Plaza, Bell Road, Amarillo . . . . . . . . . . . . . . . .    133,000          621,000
Spanish Crossroads, Bell St. at Atkinsen St., Amarillo . . . . . .     72,000          275,000
Wolflin Village, Wolflin Ave. at Georgia St., Amarillo . . . . . .    191,000          421,000
Brodie Oaks, South Lamar Blvd. at Loop 360, Austin . . . . . . . .    245,000        1,050,000
Southridge Plaza, William Cannon Dr. at S. 1st St., Austin . . . .    143,000          565,000
Baywood, State Hwy. 60 at Baywood Dr., Bay City. . . . . . . . . .     40,000          169,000
Calder, Calder at 24th St., Beaumont . . . . . . . . . . . . . . .     34,000          129,000
North Park Plaza, Eastex Fwy. at Dowlen, Beaumont. . . . . . . . .     70,000    *     318,000  *
Phelan West, Phelan at 23rd St., Beaumont (67%). . . . . . . . . .     16,000    *      59,000  *
Phelan, Phelan at 23rd St, Beaumont. . . . . . . . . . . . . . . .     12,000           63,000
Southgate, Calder Ave. at 6th St., Beaumont. . . . . . . . . . . .     34,000          118,000
Westmont, Dowlen at Phelan, Beaumont . . . . . . . . . . . . . . .     98,000          507,000
Bryan Village, Texas at Pease, Bryan . . . . . . . . . . . . . . .     29,000           98,000
Lone Star Pavilions, Texas. at Lincoln Ave., College Station (30%)     32,000    *     132,000  *
Parkway Square, Southwest Pkwy at Texas Ave., College Station. . .    158,000          685,000
Montgomery Plaza, Loop 336 West at I-45, Conroe. . . . . . . . . .    317,000        1,179,000
River Pointe, I-45 at Loop 336, Conroe . . . . . . . . . . . . . .     46,000          329,000
Moore Plaza, S. Padre Island Dr. at Staples, Corpus Christi. . . .    360,000        1,492,000
Portairs, Ayers St. at Horne Rd., Corpus Christi . . . . . . . . .    118,000          416,000
Dickinson, I-45 at F.M. 517, Dickinson (72%) . . . . . . . . . . .     55,000    *     225,000  *
Coronado Hills, Mesa at Balboa, El Paso. . . . . . . . . . . . . .    127,000          575,000
Southcliff, I-20 at Grandbury Rd., Ft. Worth . . . . . . . . . . .    116,000          568,000
Broadway, Broadway at 59th St., Galveston (77%). . . . . . . . . .     58,000    *     167,000  *
Galveston Place, Central City Blvd. at 61st St., Galveston . . . .    210,000          828,000
Food King Place, 25th St. at Avenue P, Galveston . . . . . . . . .     28,000           78,000
Fiesta, Belt Line Rd. at Marshall Dr., Grand Prairie . . . . . . .     32,000          236,000
Killeen Marketplace, 3200 E. Central Texas Expressway, Killeen . .    115,000          512,000
Cedar Bayou, Bayou Rd., La Marque. . . . . . . . . . . . . . . . .     15,000           51,000
Corum South, I-45 at F.M. 518, League City . . . . . . . . . . . .    112,000          680,000


                                                    Table continued on next page

                                                                      Building
                Name and Location                                       Area          Land Area
--------------------------------------------------------------------  --------        ---------
TEXAS (EXCLUDING HOUSTON & HARRIS CO.),(CONT'D.)
Caprock Center, 50th at Boston Ave., Lubbock . . . . . . . . . . . .    375,000       1,255,000
Central Plaza, Loop 289 at Slide Rd., Lubbock. . . . . . . . . . . .    152,000         529,000
Town & Country, 4th St. at University, Lubbock . . . . . . . . . . .    134,000         339,000
Angelina Village, Hwy. 59 at Loop 287, Lufkin. . . . . . . . . . . .    257,000       1,835,000
Independence Plaza, Town East Blvd., Mesquite. . . . . . . . . . . .    179,000         787,000
McKinney Centre, US Hwy 380 at U.S.Hwy 75, McKinney. . . . . . . . .     34,000         199,000
Murphy Crossing, F.M. 544 at Murphy Rd., Murphy. . . . . . . . . . .     28,000         134,000
University Park Plaza, University Dr. at E. Austin St., Nacogdoches.     78,000         283,000
Mid-County, Twin Cities Hwy. at Nederland Ave., Nederland. . . . . .    107,000         611,000
Custer Park, SWC Custer Road at Parker Road, Plano . . . . . . . . .    119,000         641,000
Gillham Circle, Gillham Circle at Thomas, Port Arthur. . . . . . . .     33,000          94,000
Village, 9th Ave. at 25th St., Port Arthur (77%) . . . . . . . . . .     39,000    *    185,000  *
Porterwood, Eastex Fwy. at F.M. 1314, Porter . . . . . . . . . . . .     99,000         487,000
Rockwall, I-30 at Market Center Street, Rockwall (30%) . . . . . . .     65,000    *    280,000  *
Plaza, Ave. H at U.S. Hwy. 90A, Rosenberg. . . . . . . . . . . . . .     41,000    *    135,000  *
Rose-Rich, U.S. Hwy. 90A at Lane Dr., Rosenberg. . . . . . . . . . .    104,000         386,000
Bandera Village, Bandera at Hillcrest, San Antonio . . . . . . . . .     57,000         607,000
Oak Park Village, Nacogdoches at New Braunfels, San Antonio. . . . .     65,000         221,000
Parliament Square, W. Ave. at Blanco, San Antonio. . . . . . . . . .     65,000         260,000
San Pedro Court, San Pedro at Hwy. 281N., San Antonio. . . . . . . .      2,000          18,000
Valley View, West Ave. at Blanco Rd., San Antonio. . . . . . . . . .     89,000         341,000
Market at Town Center, Town Center Blvd., Sugar Land . . . . . . . .    392,000       1,732,000
Williams Trace, Hwy. 6 at Williams Trace, Sugar Land . . . . . . . .    263,000       1,187,000
New Boston Road, New Boston at Summerhill, Texarkana . . . . . . . .     97,000         335,000
Island Market Place, 6th St. at 9th Ave., Texas City . . . . . . . .     27,000          90,000
Mainland, Hwy. 1765 at Hwy. 3, Texas City. . . . . . . . . . . . . .     56,000         279,000
Palmer Plaza, F.M. 1764 at 34th St., Texas City. . . . . . . . . . .     97,000         367,000
Broadway, S. Broadway at W. 9th St., Tyler (77%) . . . . . . . . . .     46,000    *    197,000  *
Crossroads, I-10 at N. Main, Vidor . . . . . . . . . . . . . . . . .    116,000         516,000
Watauga Towne Center, Hwy. 377 at Bursey Rd., Watauga. . . . . . . .     60,000         328,000

LOUISIANA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .  1,343,000       5,504,000
Park Terrace, U.S. Hwy. 171 at Parish, DeRidder. . . . . . . . . . .    137,000         520,000
Town & Country Plaza, U.S. Hwy. 190 West, Hammond. . . . . . . . . .    215,000         915,000
Westwood Village, W. Congress at Bertrand, Lafayette . . . . . . . .    141,000         942,000
East Town, 3rd Ave. at 1st St., Lake Charles . . . . . . . . . . . .     33,000    *    117,000  *
14/Park Plaza, Hwy. 14 at General Doolittle, Lake Charles. . . . . .    207,000         654,000
Kmart Plaza, Ryan St., Lake Charles. . . . . . . . . . . . . . . . .    105,000    *    406,000  *
Southgate, Ryan at Eddy, Lake Charles. . . . . . . . . . . . . . . .    171,000         628,000
Danville Plaza, Louisville at 19th, Monroe . . . . . . . . . . . . .    143,000         539,000


                                                   Table continued on next page

                                                                      Building
                 Name and Location                                      Area          Land Area
--------------------------------------------------------------------  --------        ---------
LOUISIANA, (CONT'D.)
Orleans Station, Paris, Robert E. Lee at Chatham, New Orleans. . . .      5,000          31,000
Southgate, 70th at Mansfield, Shreveport . . . . . . . . . . . . . .     73,000         359,000
Westwood, Jewella at Greenwood, Shreveport . . . . . . . . . . . . .    113,000         393,000

NEVADA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,692,000       7,229,000
Francisco Centre, E. Desert Inn Rd. at S. Eastern Ave., Las Vegas. .    116,000         639,000
Mission Center, Flamingo Rd. at Maryland Pkwy, Las Vegas . . . . . .    152,000         570,000
Paradise Marketplace, Flamingo Rd. at Sandhill, Las Vegas. . . . . .    149,000         536,000
Rainbow Plaza, Rainbow Blvd. at Charleston Blvd., Las Vegas. . . . .    417,000       1,548,000
Rancho Towne & Country, Rancho Dr. at Charleston Blvd., Las Vegas. .     87,000         350,000
Tropicana Marketplace, Tropicana at Jones Blvd., Las Vegas . . . . .    143,000         519,000
Westland Fair, Charleston Blvd. At Decatur Blvd., Las Vegas. . . . .    464,000       2,346,000
College Park, E. Lake Mead Blvd. at Civic Ctr. Dr., North Las Vegas.    164,000         721,000

ARIZONA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,092,000       4,928,000
Palmilla Center, Dysart Rd. at McDowell Rd., Avondale. . . . . . . .     45,000         226,000
University Plaza, Plaza Way at Milton Rd., Flagstaff . . . . . . . .    162,000         918,000
Arrowhead Festival, 75th Ave. at W. Bell Rd., Glendale . . . . . . .     26,000         157,000
Camelback Village Square, Camelback at 7th Avenue, Phoenix . . . . .    135,000         543,000
Squaw Peak Plaza, 16th Street at Glendale Ave., Phoenix. . . . . . .     61,000         220,000
Rancho Encanto, 35th Avenue at Greenway Rd., Phoenix . . . . . . . .     71,000         259,000
Fountain Plaza, 77th St. at McDowell, Scottsdale . . . . . . . . . .    112,000         460,000
Broadway Marketplace, Broadway at Rural, Tempe . . . . . . . . . . .     83,000         347,000
Fry's Valley Plaza, S. McClintock at E. Southern, Tempe. . . . . . .    145,000         570,000
Pueblo Anozira, McClintock Dr. at Guadalupe Rd., Tempe . . . . . . .    152,000         769,000
Desert Square Shopping Center, Golf Links at Kolb, Tucson. . . . . .    100,000         459,000

NEW MEXICO, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . .    952,000       4,024,000
Eastdale, Candelaria Rd. at Eubank Blvd., Albuquerque. . . . . . . .    111,000         601,000
North Towne Plaza, Academy Rd. at Wyoming Blvd., Albuquerque . . . .    103,000         607,000
Pavilions at San Mateo, I-40 at San Mateo, Albuquerque (30%) . . . .     59,000    *    237,000  *
Valle del Sol, Isleta Blvd. at Rio Bravo, Albuquerque. . . . . . . .    106,000         475,000
Wyoming Mall, Academy Rd. at Northeastern, Albuquerque . . . . . . .    326,000       1,309,000
DeVargas, N. Guadalupe at Paseo de Peralta, Santa Fe . . . . . . . .    247,000         795,000

OKLAHOMA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .    702,000       3,173,000
Bryant Square, Bryant Ave. at 2nd St., Edmond. . . . . . . . . . . .    282,000       1,259,000
Market Boulevard, E. Reno Ave. at N. Douglas Ave., Midwest City. . .     36,000         142,000
Town & Country, Reno Ave at North Air Depot, Midwest City. . . . . .    138,000         540,000
Windsor Hills Center, Meridian at Windsor Place, Oklahoma City . . .    246,000       1,232,000


                                                   Table continued on next page

                                                                    Building
                  Name and Location                                   Area         Land Area
------------------------------------------------------------------  --------       ---------
ARKANSAS, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . .   624,000       2,568,000
Evelyn Hills, College Ave. at Abshier, Fayetteville. . . . . . . .   125,000         750,000
Broadway Plaza, Broadway at W. Roosevelt, Little Rock. . . . . . .    43,000         148,000
Geyer Springs, Geyer Springs at Baseline, Little Rock. . . . . . .   153,000         414,000
Markham Square, W. Markham at John Barrow, Little Rock . . . . . .   134,000         535,000
Markham West, 11400 W. Markham, Little Rock (67%). . . . . . . . .   119,000    *    515,000  *
Westgate, Cantrell at Bryant, Little Rock. . . . . . . . . . . . .    50,000         206,000

KANSAS, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .   784,000       3,418,000
West State Plaza, State Ave. at 78th St., Kansas City. . . . . . .    94,000         401,000
Regency Park, 93rd St. at Metcalf Ave., Overland Park. . . . . . .   202,000         742,000
Westbrooke Village, Quivira Road at 75th St., Shawnee. . . . . . .   237,000       1,270,000
Shawnee Village, Shawnee Mission Pkwy. at Quivera Rd., Shawnee . .   135,000         561,000
Kohl's, Wanamaker Rd. at S.W. 17th St., Topeka . . . . . . . . . .   116,000         444,000

MISSOURI, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . .   338,000       1,101,000
Ballwin Plaza, Manchester Rd. at Vlasis Dr., Ballwin . . . . . . .   203,000         653,000
PineTree Plaza, U.S. Hwy. 50 at Hwy. 291, Lee's Summit . . . . . .   135,000         448,000

FLORIDA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .   413,000       1,743,000
Pembroke Commons, University at Pines Blvd., Pembroke Pines. . . .   316,000       1,394,000
Market at Southside, Michigan Ave. at Delaney Ave., Orlando. . . .    97,000         349,000

COLORADO, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . .   268,000       1,193,000
Bridges at Smoky Hill, Smoky Hill Rd. at S. Picadilly St., Aurora.     6,000    *     28,000  *
Carefree, Academy Blvd. at N. Carefree Circle, Colorado Springs. .   127,000         460,000
Academy Place, Academy Blvd. at Union Blvd., Colorado Springs. . .    84,000         407,000
Gold Creek Center, Hwy. 86 at Elizabeth St., Elizabeth . . . . . .    14,000    *     55,000  *
Crossing at Stonegate, Jordon Rd. at Lincoln Ave., Parker (37.5%).    37,000    *    243,000  *

MAINE, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . .   124,000         482,000
The Promenade, Essex at Summit, Lewiston . . . . . . . . . . . . .   124,000    *    482,000  *

ILLINOIS, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . .    93,000         469,000
Lincoln Place Centre, Hwy. 59, Fairview Heights. . . . . . . . . .    93,000         469,000

TENNESSEE, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . .    20,000          84,000
Highland Square, Summer at Highland, Memphis . . . . . . . . . . .    20,000          84,000


                                                   Table continued on next page

                                                                        Building
                 INDUSTRIAL                                               Area          Land Area
                                                                        --------        ---------

HOUSTON AND HARRIS COUNTY, TOTAL . . . . . . . . . . . . . . . . . . .  3,383,000       9,703,000
Beltway 8 Business Park, Beltway 8 at Petersham Dr.. . . . . . . . . .    105,000         332,000
Blankenship Building, Kempwood Drive . . . . . . . . . . . . . . . . .     59,000         175,000
Brookhollow Business Center, Dacoma at Directors Row . . . . . . . . .    133,000         405,000
Cannon/So. Loop Business Park, Cannon Street (20%) . . . . . . . . . .     59,000    *     96,000  *
Central Park North, W. Hardy Rd. at Kendrick Dr. . . . . . . . . . . .    155,000         466,000
Central Park Northwest VI, Central Pkwy. at Dacoma . . . . . . . . . .    175,000         518,000
Central Park Northwest VII, Central Pkwy. at Dacoma. . . . . . . . . .    103,000         283,000
Claywood Industrial Park, Clay at Hollister. . . . . . . . . . . . . .    330,000       1,761,000
Crosspoint Warehouse, Crosspoint . . . . . . . . . . . . . . . . . . .     73,000         179,000
Jester Plaza, West T.C. Jester . . . . . . . . . . . . . . . . . . . .    101,000         244,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr. . . . . . . . . .    113,000         327,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr. (20%) . . . . . .     42,000    *    106,000  *
Lathrop Warehouse, Lathrop St. at Larimer St. (20%). . . . . . . . . .     51,000    *     87,000  *
Levitz Furniture Warehouse, Loop 610 South . . . . . . . . . . . . . .    184,000         450,000
Little York Mini-Storage, West Little York . . . . . . . . . . . . . .     32,000    *    124,000  *
Navigation Business Park, Navigation at N. York (20%). . . . . . . . .     47,000    *    111,000  *
Northway Park II, Loop 610 East at Homestead (20%) . . . . . . . . . .     61,000    *    149,000  *
Park Southwest, Stancliff at Brooklet. . . . . . . . . . . . . . . . .     52,000         160,000
Railwood Industrial Park, Mesa at U.S. 90. . . . . . . . . . . . . . .    616,000       1,651,000
Railwood Industrial Park, Mesa at U.S. 90 (20%). . . . . . . . . . . .     99,000    *    213,000  *
South Loop Business Park, S. Loop at Long Dr.  . . . . . . . . . . . .     46,000    *    103,000  *
Southport Business Park 5, South Loop 610. . . . . . . . . . . . . . .    157,000         358,000
Southwest Park II, Rockley Road. . . . . . . . . . . . . . . . . . . .     68,000         216,000
Stonecrest Business Center, Wilcrest at Fallstone. . . . . . . . . . .    111,000         308,000
West-10 Business Center, Wirt Rd. at I-10. . . . . . . . . . . . . . .    141,000         331,000
West-10 Business Center II, Wirt Rd. at I-10 . . . . . . . . . . . . .     83,000         149,000
West Loop Commerce Center, W. Loop N. at I-10. . . . . . . . . . . . .     34,000          91,000
610 and 11th St. Warehouse, Loop 610 at 11th St. . . . . . . . . . . .    105,000         202,000
610 and 11th St. Warehouse, Loop 610 at 11th St. (20%) . . . . . . . .     48,000    *    108,000  *

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL. . . . . . . . . . . . .  2,725,000       6,756,000
Randol Mill Place, Randol Mill Road, Arlington . . . . . . . . . . . .     55,000         178,000
Braker 2 Business Center, Kramer Ln. at Metric Blvd., Austin . . . . .     27,000          93,000
Corporate Center I & II, Putnam Dr. at Research Blvd., Austin. . . . .    117,000         326,000
Rutland 10 Business Center, Metric Blvd. At Centimeter Circle, Austin.     54,000         139,000
Southpark A,B,C., East St. Elmo Rd. at Woodward St., Austin. . . . . .     78,000         238,000
Southpoint Service Center, Burleson at Promontory Point Dr., Austin. .     54,000         234,000
Walnut Creek Office Park, Cameron Rd., Austin. . . . . . . . . . . . .     34,000         122,000


                                                    Table continued on next page

                                                                      Building
Name and Location                                                       Area         Land Area
--------------------------------------------------------------------  --------       ---------
TEXAS (EXCLUDING HOUSTON & HARRIS CO.), (CONT'D)
Wells Branch Corporate Center, Wells Branch Pkwy., Austin. . . . . .    60,000         183,000
Midway Business Center, Midway at Boyington, Carrollton. . . . . . .   142,000         309,000
River Pointe Mini-Storage, I-45 at Hwy. 336, Conroe. . . . . . . . .    32,000    *     97,000  *
Manana Office Center, I-35 at Manana, Dallas . . . . . . . . . . . .   223,000         473,000
Newkirk Service Center, Newkirk near N.W. Hwy., Dallas . . . . . . .   106,000         223,000
Northaven Business Center, Northaven Rd., Dallas . . . . . . . . . .   151,000         178,000
Northeast Crossing Off/Svc Ctr., East N.W. Hwy. at Shiloh, Dallas. .    79,000         199,000
Northwest Crossing Off/Svc Ctr., N.W. Hwy. at Walton Walker, Dallas.   127,000         290,000
Redbird Distribution Center, Joseph Hardin Drive, Dallas . . . . . .   111,000         234,000
Regal Distribution Center, Leston Avenue, Dallas . . . . . . . . . .   203,000         318,000
Space Center Industrial Park, Pulaski St. at Irving Blvd., Dallas. .   265,000         426,000
Walnut Trails Business Park, Walnut Hill Lane, Dallas. . . . . . . .   103,000         311,000
DFW-Port America, Port America Place, Grapevine. . . . . . . . . . .    46,000         110,000
Jupiter Service Center, Jupiter near Plano Pkwy., Plano. . . . . . .    78,000         234,000
Sherman Plaza Business Park, Sherman at Phillips, Richardson . . . .   100,000         312,000
Interwest Business Park, Alamo Downs Parkway, San Antonio. . . . . .   218,000         742,000
O'Connor Road Business Park, O'Connor Road, San Antonio. . . . . . .   150,000         459,000
Nasa One Business Center, Nasa Road One at Hwy. 3, Webster . . . . .   112,000         328,000

TENNESSEE, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .   679,000       1,470,000
Southwide Warehouse # 2, Federal Compress Ind. Pk., Memphis. . . . .   124,000         302,000
Southwide Warehouse # 3, Federal Compress Ind. Pk., Memphis. . . . .   112,000         209,000
Southwide Warehouse # 4, Federal Compress Ind. Pk., Memphis. . . . .   120,000         220,000
Thomas Street Warehouse, N. Thomas Street, Memphis . . . . . . . . .   164,000         423,000
Crowfarn Drive Warehouse, Crowfarn Dr. at Getwell Rd., Memphis . . .   159,000         316,000

NEVADA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . .    66,000         162,000
East Sahara Off/Svc Ctr., E. Sahara Blvd., Las Vegas . . . . . . . .    66,000         162,000

                            OFFICE BUILDING
HOUSTON & HARRIS COUNTY, TOTAL . . . . . . . . . . . . . . . . . . .   121,000         171,000
Citadel Plaza, N. Loop 610 at Citadel Plaza Dr.. . . . . . . . . . .   121,000         171,000

                       MULTI-FAMILY RESIDENTIAL

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL. . . . . . . . . . . .   236,000         595,000
River Pointe Drive at I-45, Conroe . . . . . . . . . . . . . . . . .   236,000         595,000

                                                   Table continued on next page

                                                        Building
Name and Location                                         Area    Land Area
------------------------------------------------------  --------  ---------
                         UNIMPROVED LAND

HOUSTON & HARRIS COUNTY, TOTAL . . . . . . . . . . . .            3,646,000
Beltway 8 at W. Belfort. . . . . . . . . . . . . . . .              166,000
Bissonnet at Wilcrest. . . . . . . . . . . . . . . . .              773,000
Citadel Plaza at 610 N. Loop . . . . . . . . . . . . .              137,000
East Orem  . . . . . . . . . . . . . . . . . . . . . .              122,000
Kirkwood at Dashwood Dr. . . . . . . . . . . . . . . .              322,000
Lockwood at Navigation . . . . . . . . . . . . . . . .              163,000
Mesa Rd. at Tidwell. . . . . . . . . . . . . . . . . .              901,000
Mowery at Cullen . . . . . . . . . . . . . . . . . . .              118,000
Northwest Fwy. at Gessner. . . . . . . . . . . . . . .              422,000
Redman at W. Denham. . . . . . . . . . . . . . . . . .               17,000
Sheldon at I-10. . . . . . . . . . . . . . . . . . . .               19,000
W. Little York at I-45 . . . . . . . . . . . . . . . .              322,000
W. Little York at N. Houston-Rosslyn . . . . . . . . .               19,000
W. Loop N. at I-10 . . . . . . . . . . . . . . . . . .              145,000

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL. . . . .            1,498,000
McDermott Drive at Custer Rd., Allen . . . . . . . . .              145,000
River Pointe Dr. at I-45, Conroe . . . . . . . . . . .              186,000
US Hwy 380 (University Drive) and US Hwy 75, McKinney.              135,000
F.M. 544 at Murphy Rd., Murphy . . . . . . . . . . . .              230,000
Dalrock Rd. at Lakeview Parkway, Rowlett . . . . . . .              381,000
Hillcrest, Sunshine at Quill, San Antonio. . . . . . .              171,000
Hwy. 3 at Hwy. 1765, Texas City. . . . . . . . . . . .              184,000
Hwy 377 at Bursey Road, Watauga. . . . . . . . . . . .               66,000

LOUISIANA, TOTAL . . . . . . . . . . . . . . . . . . .            5,311,000
Siegen Lane at Honore Ln., Baton Rouge . . . . . . . .            1,000,000
U.S. Hwy. 171 at Parish, DeRidder. . . . . . . . . . .              462,000
Ambassador Caffery Pkwy. at Congress St., Lafayette. .              196,000
Prien Lake Plaza, Lake Charles . . . . . . . . . . . .              860,000
Manhattan Blvd. at Gretna Blvd., Harvey. . . . . . . .              894,000
Woodland Hwy., Plaquemines Parish (5%) . . . . . . . .              822,000  *
70th. St. at Youree Dr., Shreveport. . . . . . . . . .            1,077,000

                                                   Table continued on next page

                                                                 Building
                Name and Location                                  Area       Land Area
---------------------------------------------------------------  ---------    ---------

                    UNIMPROVED LAND (CONT'D.)

ARIZONA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . .                  424,000
Broadway Rd. and Ellsworth Rd., Mesa. . . . . . . . . . . . . .                   58,000
Warner Rd. at Val Vista, Gilbert. . . . . . . . . . . . . . . .                  366,000

COLORADO, TOTAL . . . . . . . . . . . . . . . . . . . . . . . .                1,021,000
Jordan Rd. at Lincoln Ave., Parker (38%). . . . . . . . . . . .                   84,000  *
Smoky Hill Rd. at S. Picadilly St., Aurora. . . . . . . . . . .                  108,000  *
Hwy. 86 at Elizabeth St., Elizabeth . . . . . . . . . . . . . .                   25,000  *
Hampton at Santa Fe, Englewood, Colorado. . . . . . . . . . . .                  226,000  *
120th at Washington, Thornton, Colorado . . . . . . . . . . . .                  578,000  *

ILLINOIS, TOTAL . . . . . . . . . . . . . . . . . . . . . . . .                   34,000
Lincoln Place Centre, SBI Rt. 159 at Matilda, Fairview Heights.                   34,000

NEVADA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . .                  601,000
Eastern Ave. at Horizon Ridge Pkwy., Henderson. . . . . . . . .                  601,000

                   ALL PROPERTIES-BY LOCATION

GRAND TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .  29,981,000  125,885,000
Houston & Harris County . . . . . . . . . . . . . . . . . . . .  11,165,000   43,149,000
Texas (excluding Houston & Harris County) . . . . . . . . . . .   9,626,000   37,797,000
Louisiana . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,343,000   10,815,000
Nevada. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,758,000    7,992,000
Arizona . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,092,000    5,352,000
New Mexico. . . . . . . . . . . . . . . . . . . . . . . . . . .     952,000    4,024,000
Oklahoma. . . . . . . . . . . . . . . . . . . . . . . . . . . .     702,000    3,173,000
Tennessee . . . . . . . . . . . . . . . . . . . . . . . . . . .     699,000    1,554,000
Arkansas. . . . . . . . . . . . . . . . . . . . . . . . . . . .     624,000    2,568,000
Kansas. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     784,000    3,418,000
Missouri. . . . . . . . . . . . . . . . . . . . . . . . . . . .     338,000    1,101,000
Florida . . . . . . . . . . . . . . . . . . . . . . . . . . . .     413,000    1,743,000
Colorado. . . . . . . . . . . . . . . . . . . . . . . . . . . .     268,000    2,214,000
Maine . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     124,000      482,000
Illinois. . . . . . . . . . . . . . . . . . . . . . . . . . . .      93,000      503,000

                                                   Table continued on next page

                                   Building
                                     Area      Land Area
                                  ----------  ----------

   ALL PROPERTIES-BY CLASSIFICATION

GRAND TOTAL. . . . . . . . . . .  29,981,000  125,885,000
Shopping Centers . . . . . . . .  22,771,000   94,493,000
Industrial . . . . . . . . . . .   6,853,000   18,091,000
Multi-Family Residential . . . .     236,000      595,000
Office Building. . . . . . . . .     121,000      171,000
Unimproved Land. . . . . . . . .               12,535,000

Note: Total square footage includes 7,875,000 square feet of land leased and 450,000 square feet of building leased from others.

     * Denotes partial ownership. WRI's interest is 50% except where noted. The square feet figures represent WRI's proportionate ownership of the entire property.

General. In 2000, no single property accounted for more than 2.5% of WRI's total assets or 2.4% of gross revenues. Four properties, in the aggregate, represented approximately 8.5% of our gross revenues for the year ended December 31, 2000; otherwise, none of the remaining properties accounted for more than 1.7% of our gross revenues during the same period. The weighted average occupancy rate for all of our improved properties as of December 31, 2000 was 93.0%.

Substantially all of our properties are owned directly by WRI (subject in some cases to mortgages), although our interests in some properties are held indirectly through interests in joint ventures or under long-term leases. In our opinion, our properties are well maintained and in good repair, suitable for their intended uses, and adequately covered by insurance.

Shopping Centers. As of December 31, 2000, WRI owned or operated under long-term leases, either directly or through its interests in joint ventures, 197 shopping centers with approximately 22.8 million square feet of building area. The shopping centers were located predominantly in Texas with other locations in Louisiana, Arizona, Nevada, Arkansas, New Mexico, Oklahoma, Tennessee, Kansas, Colorado, Missouri, Illinois, Florida and Maine.

WRI's shopping centers are primarily neighborhood and community shopping centers that range in size from 100,000 to 400,000 square feet, as distinguished from small strip centers, which generally contain 5,000 to 25,000 square feet, and from large regional enclosed malls that generally contain over 500,000 square feet. Most of the centers do not have climatized common areas but are designed to allow retail customers to park their automobiles in close proximity to any retailer in the center. Our centers are customarily constructed of masonry, steel and glass and all have lighted, paved parking areas, which are typically landscaped with berms, trees and shrubs. They are generally located at major intersections in close proximity to neighborhoods that have existing populations sufficient to support retail activities of the types conducted in our centers.

We have approximately 4,600 separate leases with 3,500 different tenants, including national and regional supermarket chains, drug stores, discount department stores, junior department stores, other nationally or regionally known stores and a great variety of other regional and local retailers. The large number of locations offered by WRI and the types of traditional anchor tenants help attract prospective new tenants. Some of the national and regional supermarket chains, which are tenants in our centers, include Albertson's, Fiesta, Smith's (Kroger), H.E.B., Kroger Company, Randall's Food Markets (Safeway), Fry's Food Stores (Kroger), Publix, King Soopers, Inc. (Kroger) and Safeway. In addition to these supermarket chains, WRI's nationally and regionally known retail store tenants include Eckerd, Walgreen and Osco (Albertson's) drugstores; Kmart discount stores; Bealls, Palais Royal and Weiner's junior department stores; Kohl's, Marshall's, Office Depot, Office Max, Babies 'R' Us, Ross, Stein Mart and T.J. Maxx off-price specialty stores; Luby's, Piccadilly and Furr's cafeterias; Academy s porting goods; CompUSA, Best Buy, Conn's and Circuit City electronics stores; FAO Schwarz toy store; Cost Plus Imports; Linens 'N Things; Barnes & Noble bookstore; Border's Books; Home Depot; Bed, Bath & Beyond; and the following restaurant chains: Arby's, Burger King, Champ's, Church's Fried Chicken, Dairy Queen, Domino's,
Jack-in-the-Box, CiCi Pizza, Long John Silver's, McDonald's, Olive Garden, Outback Steakhouse, Pizza Hut, Shoney's, Steak & Ale, Taco Bell and Whataburger. We also lease space in 3,000 to 10,000 square foot areas to national chains such as the Limited Store, The Gap, One Price Stores, Old Navy, Eddie Bauer and Radio Shack. The diversity of our tenant base is also evidenced in the fact that our largest tenant accounted for only 3.53% of rental revenue during 2000.

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

During 2000, WRI acquired seven shopping centers and made investments in joint ventures that acquired three additional retail centers. The investment in retail properties totaled $184.5 million with our share being $141.3 million, which added 1.4 million square feet to our portfolio.

In March, we purchased a 315,000 square foot shopping center in Plano, Texas, a suburb of Dallas. Redevelopment of this center is underway with the demolition of a portion of the buildings, construction of a 64,000 square foot Kroger supermarket and extensive renovation and remerchandising of the remainder of the project. This redevelopment should be completed in the latter half of 2001.

Also in March, WRI formed a strategic joint venture with an institutional investor to acquire $200 million of real estate assets using limited leverage. As general partner in the joint venture, WRI is responsible for the acquisition process, as well as, the on-going leasing and management activities of the acquired properties. In June, two shopping centers were acquired with this institutional joint venture partner. Our first purchase was the Pavilions at San Mateo in Albuquerque, New Mexico. This 196,000 square foot center is anchored by Circuit City, Linens 'n Things, CompUSA and Old Navy. This represents WRI's fifth property in Albuquerque and our sixth in New Mexico. The second shopping center is Lone Star Pavilion in College Station, Texas. This 107,000 square foot shopping center is anchored by Best Buy, Barnes and Noble and Office Depot.

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

Later in August, WRI in partnership with its institutional joint venture partner acquired Rockwall Market Center located in Rockwall, Texas, a suburb of Dallas. Rockwall Market Center contains 217,000 square feet and is anchored by Linens 'n Things, Ross Dress for Less, Office Max, Petco, Michael's Crafts, Pier 1 Imports and Old Navy.

Also in August, WRI purchased the Market at Southside, our first shopping center in the Orlando area. Anchored by a Walgreen's and Ross Dress for Less, this 97,000 square foot center is part of a 310,000 square foot center anchored by Office Depot, Publix and Albertson's.

In December, we purchased three shopping centers. The largest was the 465,000 square foot Westland Fair shopping center, located in Las Vegas. We have managed the center for the past three years and have planned a major renovation and redevelopment of the property, including the demolition of several buildings and the development of approximately 370,000 square feet of new buildings. The redeveloped center will contain approximately 561,000 square feet when completed and will feature a 220,000 square foot Super Wal-Mart and a 115,000 square foot Home Depot. With the acquisition of Westland Fair, WRI now owns eight shopping centers and one industrial property in the Las Vegas market.

WRI also acquired the 136,000 square foot first phase of Rainbow Plaza located in Las Vegas, Nevada. WRI now owns this entire 416,000 square foot center, as the Company acquired Phase II of the project in 1997. Anchor tenants for the entire property include Home Depot, Lucky's Supermarket, Rite Aid Drugs, JC Penny Home Store and the Q Club.

Lastly, we acquired Killeen Marketplace, a 115,000 square foot shopping center in Killeen, Texas, which is located approximately 60 miles north of Austin. The center, which was developed in 2000, is anchored by Best Buy, Ross Dress for Less and Staples. The center is strategically located across from Killeen Mall.

In 2000, WRI acquired land at nine separate locations for the development of retail shopping centers. Two of these acquisitions were made in joint ventures with our development partner in Denver. Total expenditures on these projects during 2000 totaled $41.0 million. At the beginning of 2001, we have 13 retail developments underway which, upon completion, will represent an investment of approximately $140 million and will add 1.2 million square feet to the portfolio. These projects will come on-line beginning in early 2001 through mid 2002.

Industrial Properties. At December 31, 2000, WRI owned 55 industrial projects. The acquisition of five industrial office service centers added .5 million square feet to our industrial portfolio and represented an investment of $23.4 million. We purchased three office/service facilities in Austin, Texas, which added 160,000 square feet to the portfolio. With these acquisitions, we now have seven industrial and two retail properties in Austin, comprising more than 813,000 square feet of building area. WRI also acquired two industrial properties in San Antonio, Texas totaling 368,000 square feet. The two industrial acquisitions bring WRI's total property holdings in San Antonio to seven including five shopping centers and the two newly acquired industrial properties.

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

Unimproved Land. At December 31, 2000, WRI owned, directly or through its interest in a joint venture, 38 parcels of unimproved land aggregating approximately 12.5 million square feet of land area located in Texas, Louisiana, Arizona, Colorado, Illinois and Nevada. These properties include approximately
3.5 million square feet of land adjacent to certain of our existing developed properties, which may be used for expansion of these developments, as well as approximately 9.0 million square feet of land, which may be used for new development. Almost all of these unimproved properties are served by roads and utilities and are ready for development. Most of these parcels are suitable for development as shopping centers or industrial projects, and WRI intends to emphasize the development of these parcels for such purpose.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SHAREHOLDERS

     None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers of WRI as of February 23, 2001. All executive officers of WRI are elected annually by our Board of Trust Managers and serve until the successors are elected and qualified.


Name                                Age      Position
Stanford Alexander. . . . . . . . .  72      Chairman
Martin Debrovner. . . . . . . . . .  64      Vice Chairman
Andrew M. Alexander . . . . . . . .  44      President/Chief Executive Officer
Stephen C. Richter. . . . . . . . .  46      Senior Vice President/Chief Financial Officer



Mr. S. Alexander is the Chairman of WRI's Board of Trust Managers. He has been employed by WRI since 1955 and has served in his present capacity since January 1, 1993. Prior to becoming Chairman, Mr. Alexander served as President and Chief Executive Officer of WRI since 1962. Mr. Alexander is President, Chief Executive Officer and a Trust Manager of Weingarten Properties Trust.

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

Mr. A. Alexander became Chief Executive Officer of WRI on January 1, 2001. He has also served as President since February 25, 1997. Prior to his present position, Mr. Alexander was Executive Vice President/Asset Management of WRI and President of Weingarten Realty Management Company. Prior to such time, Mr. Alexander was Senior Vice President/Asset Management of the Management Company. He also served as Vice President of the Management Company and, prior to WRI's reorganization in December 1984, was Vice President and an employee of WRI since 1978. Mr. Alexander has been primarily involved with leasing operations at both WRI and the Management Company. Mr. Alexander is also a Trust Manager of Weingarten Properties Trust and a Director of Academy Sports and Outdoors, Inc.

Mr. Richter became Senior Vice President and Chief Financial Officer on April 15, 2000. Prior to his present position, Mr. Richter served as Senior Vice President/Financial Administration and Treasurer since January 1, 1997 and Vice President/Financial Administration and Treasurer of WRI since January 1, 1993. For the five years prior to that time, he served as Vice President/Financial Administration and Treasurer of the Management Company.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS

WRI's common shares are listed and traded on the New York Stock Exchange under the symbol "WRI". The number of holders of record of our common shares as of February 23, 2001 was 3,201. The high and low sale prices per share of our common shares, as reported on the New York Stock Exchange composite tape, and dividends per share paid for the fiscal quarters indicated were as follows:


                              HIGH        LOW      DIVIDENDS
                           ---------   ---------   ---------
2000:
Fourth. . . . . . . . . .  $45.00       $40.13      $  0.75
Third . . . . . . . . . .   43.00        40.06         0.75
Second. . . . . . . . . .   42.50        36.56         0.75
First . . . . . . . . . .   40.75        34.56         0.75

1999:
Fourth. . . . . . . . . .  $39.38       $37.00      $  0.71
Third . . . . . . . . . .   42.44        37.25         0.71
Second. . . . . . . . . .   43.44        38.25         0.71
First . . . . . . . . . .   45.63        38.38         0.71


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

                                                  (Amounts in thousands, except per share amounts) (1)
                                                              Years Ended December 31,

                                              2000         1999         1998         1997         1996
                                           -----------  -----------  -----------  -----------  -----------
Revenues (primarily real estate rentals).  $  273,374   $  236,651   $  204,709   $  180,228   $  156,632
                                           -----------  -----------  -----------  -----------  -----------
Expenses:
    Depreciation and amortization . . . .      58,518       50,659       42,949       38,985       34,774
    Interest. . . . . . . . . . . . . . .      45,545       32,941       33,900       30,274       22,219
    Other . . . . . . . . . . . . . . . .      82,651       72,685       63,505       56,410       48,566
                                           -----------  -----------  -----------  -----------  -----------
        Total . . . . . . . . . . . . . .     186,714      156,285      140,354      125,669      105,559
                                           -----------  -----------  -----------  -----------  -----------

Income from operations. . . . . . . . . .      86,660       80,366       64,355       54,559       51,073
Minority interest . . . . . . . . . . . .      (8,041)      (4,923)      (4,041)      (2,920)      (2,698)
Gain on sales of property and securities.         382       20,877        1,443        3,327        5,563
Extraordinary charge. . . . . . . . . . .                     (190)      (1,392)
                                           -----------  -----------  -----------  -----------  -----------
Net income. . . . . . . . . . . . . . . .  $   79,001   $   96,130   $   60,365   $   54,966   $   53,938
                                           ===========  ===========  ===========  ===========  ===========
Net income available to common
  shareholders. . . . . . . . . . . . . .  $   58,961   $   76,537   $   54,484   $   54,966   $   53,938
                                           ===========  ===========  ===========  ===========  ===========

Cash flows from operations. . . . . . . .  $  132,933   $  119,473   $   97,886   $   89,968   $   76,386
                                           ===========  ===========  ===========  ===========  ===========

Per share data - basic:
  Income before extraordinary charge. . .  $     2.20   $     2.88   $     2.09   $     2.06   $     2.03
  Net income. . . . . . . . . . . . . . .  $     2.20   $     2.87   $     2.04   $     2.06   $     2.03
  Weighted average number of shares . . .      26,775       26,690       26,667       26,638       26,555

Per share data - diluted:
  Income before extraordinary charge. . .  $     2.19   $     2.86   $     2.08   $     2.05   $     2.03
  Net income. . . . . . . . . . . . . . .  $     2.19   $     2.85   $     2.03   $     2.05   $     2.03
  Weighted average number of shares . . .      26,931       26,890       26,869       26,771       26,598

Cash dividends per common share . . . . .  $     3.00   $     2.84   $     2.68   $     2.56   $     2.48

Property (at cost). . . . . . . . . . . .  $1,906,431   $1,595,346   $1,335,495   $1,151,430   $1,003,889
Total assets. . . . . . . . . . . . . . .  $1,646,011   $1,382,709   $1,139,475   $  970,682   $  855,266
Debt. . . . . . . . . . . . . . . . . . .  $  869,627   $  595,843   $  518,555   $  510,513   $  392,423

Other data:
Funds from operations (2)
    Net income available to common
      shareholders. . . . . . . . . . . .  $   58,961   $   76,537   $   54,484   $   54,966   $   53,938
    Depreciation and amortization . . . .      55,344       49,256       41,580       37,544       33,414
    Gain on sales of property
      and securities. . . . . . . . . . .        (382)     (20,596)        (885)      (3,327)      (5,563)
    Extraordinary charge. . . . . . . . .                      190        1,392
                                           -----------  -----------  -----------  -----------  -----------
        Total . . . . . . . . . . . . . .  $  113,923   $  105,387   $   96,571   $   89,183   $   81,789
                                           ===========  ===========  ===========  ===========  ===========

(1)     Certain  joint  ventures  and  partnerships were previously included in WRI's consolidated balance sheets  and  income  statements  to  the extent of  WRI's  proportionate  share of ownership.  All prior year amounts  have  been  restated  to  include  100%  of such balances with a corresponding amount of minority interest.

(2)     Funds  from  operations  does  not  represent  cash flows from operations as defined by accounting principles  generally accepted in  the  United  States  of  America  and  should not be considered as an alternative to net income as an indicator of WRI's operating performance or to cash flows as a measure of liquidity.


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

Weingarten Realty Investors owned or operated under long-term leases 197 shopping centers, 55 industrial properties, one multi-family residential project and one office building at December 31, 2000. Of our 254 developed properties, 187 are located in Texas (including 99 in Houston and Harris County). Our remaining properties are located in Louisiana (11), Arizona (11), Nevada (9), Arkansas (6), New Mexico (6), Kansas (5), Colorado (5), Oklahoma (4), Tennessee
(4), Missouri (2), Florida (2), Illinois (1) and Maine (1). WRI has nearly 4,600 leases and 3,500 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, drugstores, value-oriented apparel and discount stores and other retailers, which generally sell basic necessity-type items.

CAPITAL  RESOURCES  AND  LIQUIDITY

WRI anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements. Cash on hand, internally-generated cash flow, borrowings under our existing credit facilities, issuance of unsecured debt and the use of project financing, as well as other debt and equity alternatives, will provide the necessary capital to achieve planned growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows increased to $132.9 million in 2000 from $119.5 million for 1999 and $97.9 million for 1998.

During 2000, WRI invested $164.8 million through the acquisition of operating properties. We acquired seven shopping centers and made investments in joint ventures that acquired three additional retail centers. The investment in retail properties totaled $184.5 million with our share being $141.3 million, which added 1.4 million square feet to our portfolio. The acquisition of five industrial office service centers added 500,000 square feet to our industrial portfolio and represented an investment of $23.4 million. Two of the shopping centers purchased in 2000 will be extensively redeveloped, which will require the investment of an additional $10.8 million by WRI over the next 12 to 18 months.

In 2000, WRI acquired land at nine separate locations for the development of retail shopping centers. Two of these acquisitions were made in joint ventures with our development partner in Denver. Our share of total expenditures on these nine projects during 2000 totaled $41.0 million. We also invested an additional $17.0 million in projects which were under development at the beginning of 2000, and $37.3 million in renovating, expanding and maintaining our existing properties. At the beginning of 2001, we have 13 retail developments underway which, upon completion, will represent an investment of approximately $140 million and will add 1.2 million square feet to the portfolio. These projects will come on-line beginning in early 2001 through mid 2002. We expect to invest approximately $67.0 million in these properties during 2001.

Capitalized expenditures for acquisitions, new development and additions to the existing portfolio were, in millions, $260.2, $224.3 and $176.5 during 2000, 1999 and 1998, respectively. All of the acquisitions and new development during 2000 were either initially financed under WRI's revolving credit facilities or funded with excess cash flow from our existing portfolio of properties.

With respect to other 2001 capital needs, WRI signed a contract in January of 2001 to acquire 19 supermarket-anchored shopping centers in California for a total purchase price of $277.5 million, including the assumption of approximately $132 million of debt. This acquisition is expected to close in March of 2001 and will add approximately 2.5 million square feet to our portfolio. In addition, we completed the purchase of a 488,000 square foot retail center in Orlando, Florida in February of 2001 for $54.0 million.

Common and preferred dividends increased to $100.4 million in 2000, compared to $95.4 million in 1999 and $77.3 million in 1998. WRI satisfied its REIT requirement of distributing at least 95% of ordinary taxable income for each of the three years ended December 31, 2000. Our dividend payout ratio on common equity for 2000, 1999 and 1998 approximated 70.5%, 71.9% and 74.4%, respectively,  based  on  funds  from  operations  for  the  applicable  year.

In January 2000, WRI issued $10.5 million of ten-year 8.25% fixed-rate, unsecured medium term notes. In connection with this debt issuance, we entered into a ten-year interest rate swap agreement with a notional amount of $10.5 million to swap 8.25% fixed-rate interest for floating-rate interest. On
January 4, 2001, we terminated this swap with the counter-party, resulting in the receipt of $.9 million. As the swap was accounted for as a hedge of the medium term note, the gain will be amortized over the remaining life of the note, which lowers the effective interest rate on the note to 7.4%.

In July 2000, the Company issued a two-year $25 million variable-rate, unsecured medium term note that bears interest at 50 basis points over LIBOR and a three-year $25 million variable-rate note that bears interest at 60 basis points over LIBOR. At the time of issuance, the interest rates were 7.23% and 7.33%, respectively. During November and December of 2000, we entered into interest rate swap agreements, which fix the interest rates on these notes. Designated as cash flow hedges of the medium term notes, these swaps fix the interest rates at 7.02% and 6.80% for the two and three year notes, respectively.

In December 2000, we completed three medium term note transactions totaling $36 million which included a twelve-year $11 million note bearing interest at 7.5%, a ten-year $10 million note bearing interest at 7.4% and a ten-year $15 million note bearing interest at 7.5%.

In conjunction with acquisitions completed during 2000, we assumed $30.7 million of non-recourse debt secured by the related properties. The weighted average interest rate on this debt is 8.1%, and the average remaining life is 5.0 years. Additionally, we issued $73.1 million of ten-year non-recourse debt secured by retail properties held by joint ventures in which we participate. The weighted average interest rate on this debt is 7.93%.

WRI had a $200 million unsecured revolving credit facility, which expired in November of 2000. Concurrently, we entered into a new three-year $350 million unsecured revolving credit facility with a syndicate of banks. This facility will mature in November of 2003 and contains a one-year extension, at our sole option. The facility bears interest at a rate of LIBOR plus 50 basis points. Additionally, the facility includes a competitive bid option that allows WRI to hold auctions at lower pricing for short-term funds for up to $175 million. WRI also has an unsecured and uncommitted overnight credit facility totaling $20 million to be used for cash management purposes. WRI will maintain adequate funds available under the $350 million revolving credit facility at all times to cover the outstanding balance under the $20 million facility. WRI has three interest rate swap contracts with an aggregate notional amount of $40 million which fix interest rates on a like amount of the $350 million revolver at 7.8%. One contract with a notional amount of $20 million expires in May of 2001 and the other two contracts expire in June of 2004.

Effective March 1, 2000, WRI finalized an unsecured $100 million revolving credit agreement with a bank. No amounts were outstanding under this line at year-end, and the agreement expired on February 28, 2001.

In January 2001, WRI sold 4.5 million common shares of beneficial trust in a secondary public offering. In February, the underwriters exercised their over-allotment option and purchased an additional 200,000 shares. Net proceeds to WRI totaled $188.1 million based on a price of $42.19 per share and were used to pay down amounts outstanding under our $350 million revolving credit facility.

We have a $400 million shelf registration statement on file under which $113.4 million was available after the sale of 4.7 million common shares in early 2001.

Total debt outstanding increased to $869.6 million at December 31, 2000 from $595.8 million at December 31, 1999, primarily to fund acquisitions and new development. Total debt at December 31, 2000 includes $645.9 million on which interest rates are fixed, including the net effect of our $100.5 million of interest rate swaps, and $223.7 million which bears interest at variable rates. Additionally, debt totaling $200.5 million is secured by operating properties while the remaining $669.1 million is unsecured.

WRI will continue to closely monitor both the debt and equity markets and carefully consider its available alternatives, including both public and private placements.

RESULTS  OF  OPERATIONS

Rental revenues increased 14.4%, or $33.3 million, from $231.3 million in 1999 to $264.6 million in 2000 and by 15.2%, or $30.5 million, from $200.8 million in 1998. Of these increases, property acquisitions and new development contributed $25.4 million in 2000 and $27.0 million in 1999. The remaining portion of these increases is due to activity at our existing properties. Occupancy of our shopping centers increased to 93.4% at December 31, 2000 from 91.3% at the end of 1999. Occupancy of our industrial portfolio increased slightly from 91.0% at the end of 1999 to 91.2% at December 31, 2000 and occupancy of the total portfolio increased from 91.3% to 93.0% at year-end. These increases are due to a generally strong leasing environment in most of the markets in which we operate, and more specifically, the leasing of a substantial portion of large vacancies that arose in the latter part of 1999. In 2000, we completed 1,008 renewals or new leases comprising 4.9 million square feet at an average rental rate increase of 10.0%. Net of the amortized portion of capital costs for tenant improvements, the increase averaged 6.4%. Occupancy of our total portfolio decreased from 93.1% at December 31, 1998 to 91.3% at the end of 1999. In 1999, we completed 894 renewals or new leases comprising 4.8 million square feet at an average rental rate increase of 9.5%. Net of the amortized portion of capital costs for tenant improvements, the increase averaged 5.9%.

Interest income totaled $5.6 million in 2000, $3.2 million in 1999 and $2.1 million in 1998. The increase in income in 2000 and 1999 was due to the funding of interim loans to our joint venture partners, pending the completion of permanent financing with third parties. Interest income should decrease in 2001 as this permanent financing was finalized during 2000.

Direct costs and expenses of operating our properties (i.e., operating and ad valorem tax expenses) increased to $74.4 million in 2000 from $65.2 million in 1999 and $56.3 million in 1998. These increases are primarily due to property acquired and developed during these periods. Overall, direct operating costs and expenses as a percentage of rental revenues were 28% in 2000, 1999 and 1998.

Depreciation and amortization have increased to $58.5 million in 2000 from $50.7 million in 1999 and $42.9 million in 1998, also as a result of the properties acquired and developed during these periods. General and administrative expense has increased to $8.2 million in 2000 from $7.5 million in 1999 and $7.2 million in 1998. These increases are due to normal compensation increases as well as increases in staffing necessitated by the growth in the portfolio.

Gross interest costs, before capitalization of interest to development projects, increased from $36.0 million in 1999 to $49.7 million in 2000. This increase in interest cost was due mainly to an increase in the average debt outstanding from $501.9 million for 1999 to $680.3 million for 2000. The weighted-average interest rate increased from 7.17% in 1999 to 7.29% in 2000. Interest expense, net of amounts capitalized, increased $12.6 million from 1999. The amount of interest capitalized increased to $4.2 million in 2000 from $3.0 million in 1999 due to an increase in the amount of development activity during the year. Comparing 1999 to 1998, gross interest costs increased from $35.3 million in 1998 to $36.0 million in 1999. This was due to an increase in the average debt outstanding from $492.2 million in 1998 to $501.9 million in 1999. The weighted-average interest rate increased between the two periods from 7.11% in 1998 to 7.17% in 1999. Interest expense, net of amounts capitalized, decreased $1.0 million from 1998. The amount of interest capitalized increased by $1.7 million in 1999 due to an increase in the amount of development activity during the year.

The gain on sale of $20.6 million in 1999 was due primarily to the sale of 28.5 acres of undeveloped land and an 80% interest in certain industrial properties to American National Insurance Company.

FUNDS  FROM  OPERATIONS

Industry analysts generally consider funds from operations to be an appropriate measure of the performance of an equity REIT since such measure does not recognize depreciation and amortization of real estate assets as operating expenses. Management believes that reductions for these charges are not meaningful in evaluating income-producing real estate, which historically has not depreciated. The National Association of Real Estate Investment Trusts defines funds from operations as net income plus depreciation and amortization of real estate assets, less gains and losses on sales of properties. Funds from operations does not represent cash flows from operations as defined by accounting principles generally accepted in the United States of America and should not be considered as an alternative to net income as an indicator of WRI's operating performance or to cash flows as a measure of liquidity.

Funds  from  operations  is  calculated  as  follows  (in  thousands):



                                                        2000       1999      1998
                                                     ---------  ---------  ---------
Numerator:
Net income available to common shareholders . . . .  $ 58,961   $ 76,537   $ 54,484
Depreciation and amortization . . . . . . . . . . .    55,344     49,256     41,580
Gain on sales of property . . . . . . . . . . . . .      (382)   (20,596)      (885)
Extraordinary charge - early retirement of debt . .                  190      1,392
                                                     ---------  ---------  ---------
              Funds from operations - basic . . . .   113,923    105,387     96,571
Funds from operations attributable to operating
  partnership units . . . . . . . . . . . . . . . .       305        318         95
                                                     ---------  ---------  ---------
              Funds from operations - diluted . . .  $114,228   $105,705   $ 96,666
                                                    ==========  =========  =========

Denominator:
Weighted average shares outstanding - basic . . . .    26,775     26,690     26,667
Effect of dilutive securities:
      Share options and awards. . . . . . . . . . .        52         58        132
      Operating partnership units . . . . . . . . .       104        142         70
                                                     ---------  ---------  ---------
Weighted average shares outstanding - diluted . . .    26,931     26,890     26,869
                                                    ==========  =========  =========



EFFECTS  OF  INFLATION

The rate of inflation was relatively unchanged in 2000. WRI has structured its leases, however, in such a way as to remain largely unaffected should significant inflation occur. Most of the leases contain percentage rent provisions whereby WRI receives rentals based on the tenants' gross sales. Many leases provide for increasing minimum rentals during the terms of the leases through escalation provisions. In addition, many of WRI's leases are for terms of less than ten years, which allows WRI to adjust rental rates to changing market conditions when the leases expire. Most of WRI's leases require the tenants to pay their proportionate share of operating expenses and ad valorem taxes. As a result of these lease provisions, increases due to inflation, as well as ad valorem tax rate increases, generally do not have a significant adverse effect upon WRI's operating results.

NEW  ACCOUNTING  PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, was issued. This statement requires that an entity recognize all derivatives as either assets or liabilities and measure the instruments at fair value. The accounting for changes in fair value of a derivative depends upon its intended use. WRI adopted the provisions of this statement in the first quarter of fiscal year 2001. Based upon valuations at December 31, 2000, WRI would record liabilities totaling $1.9 million with a corresponding entry to other comprehensive income at that date relating to interest rate swaps that have been designated as cash flow hedges. The effect of this pronouncement on net income and funds from operations will be insignificant.

In December 1999, the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" was issued. This bulletin requires that revenue based on a percentage of tenants' sales be recognized only after the tenant exceeds their sales breakpoint. Implementation of this bulletin reduced revenue by an estimated $.6 million in 2000 and will have no effect on 2001.

In July 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on EITF Issue No. 00-1,"Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures." This consensus requires that the proportionate share method of presenting balance sheet and income statement information for partnerships and other ventures in which entities have joint interest and control be discontinued, except in limited circumstances. WRI was required to conform with the guidance provided in this Issue effective December 31, 2000. Accordingly, the consolidated financial statements for all periods presented in this Annual Report have been restated to conform with the revised presentation.

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

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

WRI uses fixed and floating-rate debt to finance its capital requirements. These transactions expose WRI to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose WRI to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At December 31, 2000, WRI had fixed-rate debt of $645.9 million and variable-rate debt of $223.7 million, after adjusting for the effect of interest rate swaps. We also had variable-rate notes receivable totaling $23.8 million at year-end. In the event interest rates were to increase 100 basis points, net income, funds from operations and future cash flows would decrease $2.0 million based upon the variable-rate debt and notes receivable outstanding at December 31, 2000.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


INDEPENDENT  AUDITORS'  REPORT

To  the  Board  of  Trust  Managers  and  Shareholders  of
     Weingarten  Realty  Investors:

     We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors (the "Company") as of December 31, 2000 and 1999, and the related statements of consolidated income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weingarten Realty Investors at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE  &  TOUCHE  LLP

Houston,  Texas
February  28,  2001


                         STATEMENTS OF CONSOLIDATED INCOME
                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             Years Ended December 31,
                                                         -------------------------------
                                                           2000       1999        1998
                                                         ---------  ---------  ---------
Revenues:
  Rentals. . . . . . . . . . . . . . . . . . . . . . . . $264,552   $231,331   $200,792
  Interest income. . . . . . . . . . . . . . . . . . . .    5,638      3,158      2,111
  Other. . . . . . . . . . . . . . . . . . . . . . . . .    3,184      2,162      1,806
                                                         ---------  ---------  ---------

          Total. . . . . . . . . . . . . . . . . . . . .  273,374    236,651    204,709
                                                         ---------  ---------  ---------

Expenses:
  Depreciation and amortization. . . . . . . . . . . . .   58,518     50,659     42,949
  Interest . . . . . . . . . . . . . . . . . . . . . . .   45,545     32,941     33,900
  Operating. . . . . . . . . . . . . . . . . . . . . . .   40,268     36,102     31,178
  Ad valorem taxes . . . . . . . . . . . . . . . . . . .   34,170     29,061     25,171
  General and administrative . . . . . . . . . . . . . .    8,213      7,522      7,156
                                                         ---------  ---------  ---------

          Total. . . . . . . . . . . . . . . . . . . . .  186,714    156,285    140,354
                                                         ---------  ---------  ---------

Income Before Gain on Sales of Property, Minority
  Interest in Income of Partnerships, and
  Extraordinary Charge . . . . . . . . . . . . . . . . .   86,660     80,366     64,355
Minority Interest in Income of Partnerships. . . . . . .   (8,041)    (4,923)    (4,041)
Gain on Sales of Property. . . . . . . . . . . . . . . .      382     20,877      1,443
                                                         ---------  ---------  ---------
Income Before Extraordinary Charge . . . . . . . . . . .   79,001     96,320     61,757
Extraordinary Charge (early retirement of debt). . . . .                (190)    (1,392)
                                                         ---------  ---------  ---------
Net Income . . . . . . . . . . . . . . . . . . . . . . . $ 79,001   $ 96,130   $ 60,365
                                                         =========  =========  =========
Net Income Available to Common Shareholders. . . . . . . $ 58,961   $ 76,537   $ 54,484
                                                         =========  =========  =========

Net Income Per Common Share - Basic:
    Income Before Extraordinary Charge . . . . . . . . . $   2.20   $   2.88   $   2.09
    Extraordinary Charge . . . . . . . . . . . . . . . .                (.01)      (.05)
                                                         ---------  ---------  ---------
    Net Income . . . . . . . . . . . . . . . . . . . . . $   2.20   $   2.87   $   2.04
                                                         =========  =========  =========

Net Income Per Common Share - Diluted:
    Income Before Extraordinary Charge . . . . . . . . . $   2.19   $   2.86   $   2.08
    Extraordinary Charge . . . . . . . . . . . . . . . .                (.01)      (.05)
                                                         ---------  ---------  ---------
    Net Income . . . . . . . . . . . . . . . . . . . . . $   2.19   $   2.85   $   2.03
                                                         =========  =========  =========



                 See Notes to Consolidated Financial Statements.


                                  CONSOLIDATED BALANCE SHEETS
                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                December 31,
                                                                          ------------------------
                                                                              2000         1999
                                                                          -----------  -----------
                                  ASSETS
Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $1,906,431   $1,595,346
Accumulated Depreciation. . . . . . . . . . . . . . . . . . . . . . . . .   (387,118)    (340,789)
                                                                          -----------  -----------
      Property - net. . . . . . . . . . . . . . . . . . . . . . . . . . .  1,519,313    1,254,557

Notes Receivable from Real Estate Joint Ventures and Partnerships . . . .     31,002       52,824
Unamortized Debt and Lease Costs. . . . . . . . . . . . . . . . . . . . .     38,453       30,638
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $1,898 in 2000 and $908 in 1999). . . . . . . . . . . . . .     22,273       17,557
Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . . .     14,825        8,467
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     20,145       18,666
                                                                          -----------  -----------

                       Total. . . . . . . . . . . . . . . . . . . . . . . $1,646,011   $1,382,709
                                                                          ===========  ===========


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  869,627   $  595,843
Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . . . .     69,561       59,156
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4,263        4,945
                                                                          -----------  -----------

            Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .    943,451      659,944
                                                                          -----------  -----------

Minority Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .     72,693       76,863
                                                                          -----------  -----------


Commitments and Contingencies

Shareholders' Equity:
  Preferred Shares of Beneficial Interest - par value, $.03 per share;
    shares authorized: 10,000
      7.44% Series A cumulative redeemable preferred shares of
        beneficial interest;  3,000 shares issued and outstanding;
        liquidation preference $25 per share. . . . . . . . . . . . . . .         90           90
      7.125% Series B cumulative redeemable preferred shares of
        beneficial interest;  3,600 shares issued and 3,552 and
        3,600 shares outstanding in 2000 and 1999; liquidation
        preference $25 per share. . . . . . . . . . . . . . . . . . . . .        107          108
      7.0% Series C cumulative redeemable preferred shares of
        beneficial interest;  2,300 shares issued and 2,266 and
        2,297 shares outstanding in 2000 and 1999; liquidation
        preference $50 per share. . . . . . . . . . . . . . . . . . . . .         68           69
  Common Shares of Beneficial Interest - par value, $.03 per share;
    shares authorized: 150,000; shares issued and outstanding:
    26,921 in 2000 and 26,695 in 1999 . . . . . . . . . . . . . . . . . .        807          801
  Capital Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . .    758,363      753,030
  Accumulated Dividends in Excess of Net Income . . . . . . . . . . . . .   (129,568)    (108,193)
  Deferred Compensation Obligation. . . . . . . . . . . . . . . . . . . .                      (3)
                                                                          -----------  -----------
        Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . . .    629,867      645,902
                                                                          -----------  -----------

                       Total. . . . . . . . . . . . . . . . . . . . . . . $1,646,011   $1,382,709
                                                                          ===========  ===========


                        See Notes to Consolidated Financial Statements.



                            STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    (AMOUNTS IN THOUSANDS)

                                                                     Years Ended December 31,
                                                               ----------------------------------
                                                                  2000        1999        1998
                                                               ----------  ----------  ----------
Cash Flows from Operating Activities:
  Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $  79,001   $  96,130   $  60,365
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization . . . . . . . . . . . . . .     58,518      50,659      42,949
    Minority interest in income of partnerships . . . . . . .      8,041       4,923       4,041
    Gain on sales of property . . . . . . . . . . . . . . . .       (382)    (20,877)     (1,443)
    Extraordinary charge (early retirement of debt) . . . . .                    190       1,392
    Changes in accrued rent and accounts receivable . . . . .     (5,564)     (1,587)       (784)
    Changes in other assets . . . . . . . . . . . . . . . . .    (14,288)    (13,255)    (13,028)
    Changes in accounts payable and accrued expenses. . . . .      7,308       2,462       7,235
    Other, net. . . . . . . . . . . . . . . . . . . . . . . .        299         828      (2,841)
                                                               ----------  ----------  ----------
        Net cash provided by operating activities . . . . . .    132,933     119,473      97,886
                                                               ----------  ----------  ----------

Cash Flows from Investing Activities:
  Investment in properties. . . . . . . . . . . . . . . . . .   (247,052)   (198,741)   (172,470)
  Notes receivable:
    Advances. . . . . . . . . . . . . . . . . . . . . . . . .    (35,443)     (8,187)    (12,598)
    Collections . . . . . . . . . . . . . . . . . . . . . . .     74,698       9,719       3,745
  Proceeds from sales and disposition of property . . . . . .      3,368      15,010       1,109
  Purchase of marketable debt securities. . . . . . . . . . .                            (14,951)
  Proceeds from sales of marketable debt securities . . . . .                 15,000      12,229
  Real estate joint ventures and partnerships:
    Investments . . . . . . . . . . . . . . . . . . . . . . .     (3,138)     (1,643)       (453)
    Distributions . . . . . . . . . . . . . . . . . . . . . .                    216         345
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . .       (514)         (4)        241
                                                               ----------  ----------  ----------
         Net cash used in investing activities. . . . . . . .   (208,081)   (168,630)   (182,803)
                                                               ----------  ----------  ----------

Cash Flows from Financing Activities:
  Proceeds from issuance of:
    Debt. . . . . . . . . . . . . . . . . . . . . . . . . . .    211,557     124,100     136,575
    Common shares of beneficial interest. . . . . . . . . . .      1,398         546         301
    Preferred shares of beneficial interest . . . . . . . . .                111,263     159,552
  Principal payments of debt. . . . . . . . . . . . . . . . .    (27,317)    (85,532)   (134,443)
  Common and preferred dividends paid . . . . . . . . . . . .   (100,376)    (95,397)    (77,347)
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . .     (3,756)       (656)       (381)
                                                               ----------  ----------  ----------
        Net cash provided by financing activities . . . . . .     81,506      54,324      84,257
                                                               ----------  ----------  ----------

Net increase (decrease) in cash and cash equivalents. . . . .      6,358       5,167        (660)
Cash and cash equivalents at January 1. . . . . . . . . . . .      8,467       3,300       3,960
                                                               ----------  ----------  ----------

Cash and cash equivalents at December 31. . . . . . . . . . .  $  14,825   $   8,467   $   3,300
                                                               ==========  ==========  ==========



                 See Notes to Consolidated Financial Statements.


                                  STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                              (AMOUNTS IN THOUSANDS)

                                   Years Ended December 31, 2000, 1999 and 1998


                                                   Preferred      Common                 Accumulated
                                                   Shares of     Shares of               Dividends in      Deferred
                                                   Beneficial   Beneficial    Capital     Excess of      Compensation
                                                    Interest     Interest     Surplus     Net Income      Obligation
                                                  -----------  ------------  ---------  --------------  --------------
Balance, January 1, 1998. . . . . . . . . . . . .               $      800   $481,130   $     (91,944)
    Net income. . . . . . . . . . . . . . . . . .                                              60,365
    Issuance of Series A preferred shares . . . . $        90                  72,422
    Issuance of Series B preferred shares . . . .         108                  86,932
    Shares issued under benefit plans . . . . . .                                 696
    Dividends declared - common shares. . . . . .                                             (71,466)
    Dividends declared - preferred shares . . . .                                              (5,881)
    Adjustment for cumulative effect of adopting
      accounting for deferred compensation plan:
        Common shares held in plan. . . . . . . .                                                       $      (3,531)
        Deferred compensation obligation. . . . .                                                               3,458
                                                  -----------  ------------  ---------  --------------  --------------
Balance, December 31, 1998. . . . . . . . . . . .         198          800    641,180        (108,926)            (73)
    Net income. . . . . . . . . . . . . . . . . .                                              96,130
    Issuance of Series C preferred shares . . . .          69                 111,119
    Shares issued under benefit plans . . . . . .                        1        883
    Dividends declared - common shares. . . . . .                                             (75,804)
    Dividends declared - preferred shares . . . .                                             (19,593)
    Redemption of Series C preferred shares . . .                                (152)
    Deferred compensation obligation. . . . . . .                                                                  70
                                                  ------------  -----------  ---------  --------------  --------------
Balance, December 31, 1999. . . . . . . . . . . .         267          801    753,030        (108,193)             (3)
    Net income. . . . . . . . . . . . . . . . . .                                              79,001
    Shares issued under benefit plans . . . . . .                        2      1,783
    Shares issued in exchange for interest
      in limited partnerships . . . . . . . . . .                        2      3,554
    Dividends declared - common shares. . . . . .                                             (80,336)
    Dividends declared - preferred shares . . . .                                             (20,040)
    Redemption of Series B preferred shares . . .          (1)           1         (2)
    Redemption of Series C preferred shares . . .          (1)           1         (2)
    Deferred compensation obligation. . . . . . .                                                                   3
                                                  ------------  -----------  ---------  --------------  --------------
Balance, December 31, 2000. . . . . . . . . . . . $       265   $      807   $758,363   $    (129,568)  $           -
                                                  ============  ===========  =========  ==============  ==============


                 See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Business
Weingarten Realty Investors, a Texas real estate investment trust, is engaged in the acquisition, development and management of real estate, primarily anchored neighborhood and community shopping centers and, to a lesser extent, industrial properties. Over 69% of the square footage of WRI's portfolio is in Texas, with the remainder located primarily throughout the southwestern part of the United States. WRI's major tenants include supermarkets, drugstores and other retailers who generally sell basic necessity-type commodities. WRI currently operates and intends to operate in the future as a real estate investment trust.

Basis  of  Presentation
In July 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on EITF Issue No. 00-1, "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures." This consensus requires that the proportionate share method of presenting balance sheet and income statement information for partnerships and other ventures in which entities have joint interest and control be discontinued, except in limited circumstances. WRI was required to conform with the guidance provided in this Issue effective December 31, 2000. Accordingly, the consolidated financial statements for all periods have been restated to include the accounts of WRI and its subsidiaries, as well as 100% of the accounts of joint ventures and partnerships over which WRI exercises control and the related amounts of minority interests. All significant intercompany balances and transactions have been eliminated. Investments in less than 50%-owned joint ventures and partnerships where WRI does not exercise control are accounted for using the equity method.

Revenue  Recognition
Rental revenue is generally recognized on a straight-line basis over the life of the lease. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded.

Revenue based on a percentage of tenants' sales was estimated and accrued ratably over the year in 1999 and 1998. Beginning January 1, 2000, such revenue was recognized only after the tenant exceeded their sales breakpoint, in accordance with the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Implementation of this bulletin reduced revenue by an estimated $.6 million in 2000 and will have no effect on 2001.

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

WRI's properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair value to reflect an impairment in the value of the asset.

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

Per  Share  Data
Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated, as follows (in thousands):

                                                                2000        1999        1998
                                                             ----------  ----------  ----------
Numerator:
Net income available to common shareholders - basic. . . . .  $ 58,961    $ 76,537    $ 54,484
Income attributable to operating partnership units . . . . .       131         141          37
                                                             ----------  ----------  ----------
Net income available to common shareholders - diluted. . . .  $ 59,092    $ 76,678    $ 54,521
                                                             ==========  ==========  ==========

Denominator:
Weighted average shares outstanding - basic. . . . . . . . .    26,775      26,690      26,667
Effect of dilutive securities:
      Share options and awards . . . . . . . . . . . . . . .        52          58         132
      Operating partnership units. . . . . . . . . . . . . .       104         142          70
                                                             ----------  ----------  ----------
Weighted average shares outstanding - diluted. . . . . . . .    26,931      26,890      26,869
                                                             ==========  ==========  ==========


Options to purchase 893,401, 550,200 and 13,200 common shares in 2000, 1999 and 1998, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price for the year.

On January 29, 2001, WRI issued 4.5 million common shares of beneficial interest in a secondary public offering. On February 27, 2001, an additional 200,000 shares were sold upon exercise of a portion of the over-allotment option. Had these transactions occurred on January 1, 2000, earnings per common share-basic and earnings per common share-diluted for the year ended December 31, 2000 would have both decreased by $.07.

Statements  of  Cash  Flows
WRI considers all highly liquid investments with original maturities of three months or less as cash equivalents. WRI issued .1 million common shares of beneficial interest in 2000 valued at $3.6 million in exchange for interests in limited partnerships which had been formed to acquire operating properties. We assumed debt and/or capital lease obligations totaling $30.7 million, $39.1 million and $6.7 million in connection with purchases of property during 2000, 1999 and 1998, respectively. We issued limited partnership interests in exchange for property valued at $4.0 million in 1998, and in connection with the sale of improved properties in 1999, we received notes receivable totaling $33.1 million.

Comprehensive  Income
WRI adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" in 1998. For the years presented, WRI did not have significant amounts of comprehensive income.

New  Accounting  Pronouncement
In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, was issued. This statement requires that an entity recognize all derivatives as either assets or liabilities and measure the instruments at fair value. The accounting for changes in fair value of a derivative depends upon its intended use. WRI adopted the provisions of this statement in the first quarter of fiscal year 2001. Based upon valuations at December 31, 2000, WRI would record liabilities totaling $1.9 million with a corresponding entry to other comprehensive income at that date relating to interest rate swaps that have been designated as cash flow hedges. The effect of this pronouncement on net income and funds from operations will be insignificant.

Reclassifications
Certain reclassifications of prior years' amounts have been made to conform with the current year presentation.

NOTE  2.  DEBT

WRI's  debt  consists  of  the  following  (in  thousands):

                                                                DECEMBER 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Fixed-rate debt payable to 2015 at 6.0% to 10.0% . . . . .  $545,391  $423,906
Variable-rate unsecured notes payable. . . . . . . . . . .    50,000
Unsecured notes payable under revolving credit agreements.   230,100   114,000
Obligations under capital leases . . . . . . . . . . . . .    33,467    48,467
Industrial revenue bonds payable to 2015 at 5.0% to 7.1% .     6,010     6,141
Other. . . . . . . . . . . . . . . . . . . . . . . . . . .     4,659     3,329
                                                            --------  --------

      Total. . . . . . . . . . . . . . . . . . . . . . . .  $869,627  $595,843
                                                            ========  ========

In November 2000, WRI entered into a new unsecured $350 million revolving credit agreement with a syndicate of banks. The agreement expires in November 2003, but we can request a one-year extension of the agreement, solely at our option. We also have an agreement for an unsecured and uncommitted overnight credit facility totaling $20 million with a bank to be used for cash management purposes. We will maintain adequate funds available under our revolving credit facilities at all times to cover the outstanding balance under the $20 million facility. WRI also has letters of credit totaling $19.3 million outstanding under the $350 million revolving credit facility at December 31, 2000. The revolving credit agreements are subject to normal banking terms and conditions and do not adversely restrict our operations or liquidity. On March 1, 2000, we finalized an additional $100 million revolving credit agreement with a bank, which expired February 28, 2001. There were no amounts outstanding under this line at year-end.

At December 31, 2000, the variable interest rate for notes payable under the $20 million revolving credit agreement was 7.0%. During 2000, the maximum balance and weighted average balance outstanding under all three credit facilities were $232.9 million and $152.5 million, respectively, at an average interest rate of 6.97%. WRI made cash payments for interest on debt, net of amounts capitalized, of $43.9 million in 2000, $32.1 million in 1999 and $33.0 million in 1998.

Various leases and properties and current and future rentals from those leases and properties collateralize certain debt. At December 31, 2000 and 1999, the carrying value of such property aggregated $350.9 million and $184.9 million, respectively.

WRI has three interest rate swap contracts with an aggregate notional amount of $40 million that serve as a hedge against changes in interest rates on a like amount of our $350 million variable-rate revolving credit facility. Such contracts, which expire through 2004, have been outstanding since their purchase in 1992 and fix the interest rate at 7.8%. We also entered into two additional interest rate swaps for a notional amount of $25 million each which serve as hedges against changes in interest rates on two separate $25 million variable-rate medium term notes which mature in 2002 and 2003. These swaps fix the interest rates on the medium term notes at 7.0% and 6.8% for the two-year and three-year notes, respectively. The interest rate swaps increased interest expense and decreased net income by $.5 million in 2000, $1.0 million in 1999 and $.9 million in 1998. The interest rate swaps increased the average interest rate for our debt by .1% for 2000 and .2% for 1999 and 1998. WRI could be exposed to credit losses in the event of non-performance by the counter-party; however, the likelihood of such non-performance is remote.

In January 2000, WRI issued $10.5 million of ten-year 8.25% fixed-rate, unsecured medium term notes. In connection with this debt issuance, we entered into a ten-year interest rate swap agreement with a notional amount of $10.5 million to swap 8.25% fixed-rate interest for floating-rate interest. On
January 4, 2001, we terminated this swap with the counter-party, resulting in the receipt of $.9 million. As the swap was accounted for as a hedge of the medium term note, the gain will be amortized over the remaining life of the note, which lowers the effective interest rate on the note to 7.4%.

In July 2000, the Company issued a two-year $25 million variable-rate, unsecured medium term note that bears interest at 50 basis points over LIBOR and a three-year $25 million variable-rate note that bears interest at 60 basis points over LIBOR. At the time of issuance, the interest rates were 7.23% and 7.33%, respectively. During November and December of 2000, we entered into interest rate swap agreements which fix the interest rates on these notes.

In December 2000, we completed three fixed-rate medium term note transactions totaling $36 million which included a twelve-year $11 million note bearing interest at 7.5%, a ten-year $10 million note bearing interest at 7.4% and a ten-year $15 million note bearing interest at 7.5%.

In conjunction with acquisitions completed during 2000, we assumed $30.7 million of non-recourse debt secured by the related properties. The weighted average interest rate on this debt is 8.1%, and the average remaining life is 5.0 years. Additionally, we issued $73.1 million of ten-year non-recourse debt secured by retail properties held by joint ventures in which we participate. The weighted average interest rate on this debt is 7.93%.

In the third quarter of 1999, WRI filed a $400 million shelf registration statement with the SEC, which allows for the issuance of debt or equity securities or warrants. The unused portion of the shelf registration was $311.7 million at December 31, 2000 and $113.4 million following the sale of 4.7 million common shares in early 2001.

WRI's  debt  can  be  summarized  as  follows  (in  thousands):

                                                    DECEMBER 31,
                                              ----------------------
                                                 2000        1999
                                              ----------  ----------
As to interest rate (including the effects of
interest rate swaps):
  Fixed-rate debt . . . . . . . . . . . . . . $ 645,903   $ 499,906
  Variable-rate debt. . . . . . . . . . . . .   223,724      95,937
                                              ----------  ----------

      Total . . . . . . . . . . . . . . . . . $ 869,627   $ 595,843
                                              ==========  ==========


As to collateralization:
  Unsecured debt. . . . . . . . . . . . . . . $ 669,106   $ 481,464
  Secured debt. . . . . . . . . . . . . . . .   200,521     114,379
                                              ----------  ----------

      Total . . . . . . . . . . . . . . . . . $ 869,627   $ 595,843
                                              ==========  ==========


Scheduled principal payments on our debt (excluding $230.1 million due under our revolving credit agreements and $21 million of capital leases) are due during the following years (in thousands):


2001. . . . . . . . . .  $ 36,360
2002. . . . . . . . . .    70,094
2003. . . . . . . . . .    54,311
2004. . . . . . . . . .    53,655
2005. . . . . . . . . .    63,741
2006 through 2010 . . .   298,273
2011 through 2015 . . .    39,511


Various debt agreements contain restrictive covenants, the most restrictive of which requires WRI to maintain a pool of qualifying assets, as defined, of not less than 185% of unsecured debt. Other restrictions include minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and both secured and unsecured debt to total asset value measures. Management believes that WRI is in compliance with all restrictive covenants.

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

NOTE  4.  PROPERTY

WRI's  property  consists  of  the  following  (in  thousands):

                                         DECEMBER 31,
                                  --------------------------
                                      2000         1999
                                  ------------  ------------
Land . . . . . . . . . . . . . .  $   362,987   $   295,375
Land held for development. . . .       24,013        24,516
Land under development . . . . .       43,240        14,755
Buildings and improvements . . .    1,442,536     1,249,095
Construction in-progress . . . .       33,655        11,605

                                  ------------  ------------
      Total. . . . . . . . . . .  $ 1,906,431   $ 1,595,346
                                  ============  ============

The  following  carrying  charges  were  capitalized  (in  thousands):

                                          DECEMBER 31,
                                  ----------------------------
                                    2000      1999      1998
                                  --------  --------  --------
Interest . . . . . . . . . . . .  $ 4,204   $ 3,037   $ 1,375
Ad valorem taxes . . . . . . . .      411       349        50
                                  --------  --------  --------

      Total. . . . . . . . . . .  $ 4,615   $ 3,386   $ 1,425
                                  ========  ========  ========




During 2000, WRI acquired ten shopping centers and five industrial properties. Three of the shopping center acquisitions were made through investment in joint ventures. These transactions added 2.0 million square feet to our portfolio and represent an investment of $164.8 million. In 2000, WRI acquired land at nine separate locations for the development of retail shopping centers. We also completed new development totaling $22 million, which added 215,000 square feet to the portfolio.

NOTE  5.  RELATED  PARTY  TRANSACTIONS

WRI has mortgage bonds and notes receivable from WRI Holdings, Inc. of $3.8 million and $3.9 million, net of deferred gain of $3.0 million at December 31, 2000 and 1999, respectively. WRI and WRI Holdings share certain directors and are under common management. Unimproved land and an investment in a joint venture which owns and manages a motor hotel collateralize these receivables. The bonds and notes bear interest at rates of 16% and prime plus 1%, respectively. However, due to WRI Holdings' poor financial condition, WRI has limited the recognition of interest income for financial statement purposes to the amount of cash payments received. WRI did not receive any interest payments in 1999 or 2000 and does not anticipate receiving such payments in the near term. No interest income has been recognized for financial reporting purposes in the last three years.

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

WRI's unrecorded receivable for interest on the mortgage bonds and notes receivable was $23.6 million and $20.9 million at December 31, 2000 and 1999, respectively. Interest income not recognized by WRI for financial reporting purposes aggregated, in millions, $2.7, $4.2 and $4.8 for 2000, 1999 and 1998, respectively. WRI does not anticipate recovery of the unrecorded receivable in the future.

WRI owns interests in several joint ventures and partnerships. Notes receivable from these entities bear interest at 8% to 10.5% at December 31, 2000, are due at various dates through 2028 and are generally secured by real estate assets. WRI recognized interest income on these notes as follows, in millions: $5.0 in 2000; $2.3 in 1999 and $1.5 in 1998.

The Chase Manhattan Bank is a significant participant in and the agent for the banks that provide WRI's $350 million revolving credit agreement and is a counter-party in four interest rate swap agreements with WRI. An executive officer of J.P. Morgan Chase serves on the WRI Board of Trustees.

NOTE  6.  FEDERAL  INCOME  TAX  CONSIDERATIONS

Federal income taxes are not provided because WRI believes it qualifies as a REIT under the provisions of the Internal Revenue Code. Shareholders of WRI include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 95% of our ordinary taxable income to our shareholders and meet certain income source and investment restriction requirements.

Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of interest, ad valorem taxes, depreciation, rental revenue, pension expense and installment gains on sales of property. As a result of these differences, the book value of our net assets exceeds the tax basis by $4.6 million at December 31, 2000.

For federal income tax purposes, the cash dividends distributed to common shareholders are characterized as follows:


                                                2000      1999      1998
                                              --------  --------  --------
Ordinary income . . . . . . . . . . . . . . .   87.1%     84.2%     97.0%
Return of capital (generally non-taxable) . .   12.7       4.0       2.1
Capital gain distributions. . . . . . . . . .     .2      11.8        .9
                                              --------  --------  --------

        Total . . . . . . . . . . . . . . . .   100.0%    100.0%    100.0%
                                              ========  ========  ========



NOTE  7.  LEASING  OPERATIONS

WRI's lease terms range from less than one year for smaller tenant spaces to over twenty-five years for larger tenant spaces. In addition to minimum lease payments, most of the leases provide for contingent rentals (payments for taxes, maintenance and insurance by lessees and for an amount based on a percentage of the tenants' sales). Future minimum rental income from non-cancelable tenant leases at December 31, 2000, in millions, is: $207.9 in 2001; $180.6 in 2002;
$155.2  in  2003;  $129.2  in  2004;  $102.9 in 2005 and $565.7 thereafter.  The future minimum rental amounts do not include estimates for contingent rentals. Such contingent rentals, in millions, aggregated $53.8 in 2000, $47.2 in 1999 and $41.9 in 1998.

NOTE  8.  COMMITMENTS  AND  CONTINGENCIES

WRI leases land and one shopping center from the owners and then subleases these properties to other parties. Future minimum rental payments under these operating leases, in millions, are: $1.3 in 2001; $1.2 in 2002; $1.1 in 2003; $.9 in 2004; $.8 in 2005 and $9.1 thereafter. Future minimum rental payments on these leases have not been reduced by future minimum sublease rentals aggregating $21.1 million through 2036 that are due under various non-cancelable subleases. Rental expense (including insignificant amounts for contingent rentals) for operating leases aggregated, in millions: $2.7 in 2000, $4.9 in 1999 and $2.6 in 1998. Sublease rental revenue (excluding amounts for improvements constructed by WRI on the leased land) from these leased properties was as follows, in millions: $3.2 in 2000, $2.9 in 1999 and $2.4 in 1998.

Property under capital leases, consisting of four shopping centers, aggregated $29.1 and $41.1 million, respectively, at December 31, 2000 and 1999 and is included in buildings and improvements. Amortization of property under capital leases is included in depreciation and amortization expense. Future minimum lease payments under these capital leases total $67.2 million, with annual payments due, in millions, of $1.8 in each of 2001 and 2002; $1.9 in each of 2003 and 2004; $2.0 in 2005; and $57.8 thereafter. The amount of these total payments representing interest is $33.7 million. Accordingly, the present value of the net minimum lease payments is $33.5 million at December 31, 2000.

In 1998 and 1997, WRI formed limited partnerships to acquire certain property. WRI controls the partnerships and consolidates their operations in the accompanying consolidated financial statements. The partnership agreements allow for the outside limited partners to put their interests to the partnership for the original consideration of $5.7 million payable in cash or WRI common shares at the option of WRI. In 2000, WRI issued .1 million common shares of beneficial interest valued at $3.6 million in exchange for certain of these limited partnership interests.

WRI is involved in various matters of litigation arising in the normal course of business. While WRI is unable to predict with certainty the amounts involved, WRI's management and counsel are of the opinion that, when such litigation is resolved, WRI's resulting liability, if any, will not have a material effect on WRI's consolidated financial statements.

NOTE  9.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The fair value of WRI's financial instruments was determined using available market information and appropriate valuation methodologies as of December 31, 2000. Unless otherwise described below, all other financial instruments are carried at amounts which approximate their fair values.

Based on rates currently available to WRI for debt with similar terms and average maturities, fixed-rate debt with carrying values of $645.9 million and $499.9 million have fair values of approximately $652.6 million and $485.6 million at December 31, 2000 and 1999, respectively. The fair value of WRI's variable-rate debt approximates its carrying values of $223.7 million and $95.9 million at year-end 2000 and 1999, respectively.

The fair value of the interest rate swap agreements is based on the estimated amounts WRI would receive or pay to terminate the contracts. If WRI had terminated these agreements at December 31, 2000 and 1999, WRI would have paid $1.9 million and $1.1 million at each year-end, respectively.

NOTE  10.  SHARE  OPTIONS  AND  AWARDS

WRI had an incentive share option plan, which provided for the issuance of options and share awards up to a maximum of 700,000 common shares that expired in December 1997. Options granted under this plan become exercisable in equal increments over a three-year period. WRI has an additional share option plan, which grants 100 share options to every employee of WRI, excluding officers, upon completion of each five-year interval of service. This plan, which expires in 2002, provides options for a maximum of 100,000 common shares. Options granted under this plan are exercisable immediately. For both of these share option plans, options are granted to employees of WRI at an exercise price equal to the quoted fair market value of the common shares on the date the options are granted and expire upon termination of employment or ten years from the date of grant.

In 2000, WRI granted 370,801 share options under a compensatory incentive share plan. This plan, which expires in 2002, provides for the issuance of up to 1,750,000 shares, either in the form of restricted shares or share options. Prior to 2000, the restricted shares generally vested over a ten-year period, with potential acceleration of vesting due to appreciation in the market value of our common shares. Beginning in 2000, the vesting period is five years. The share options granted to non-officers vest over a three-year period beginning one year after the date of grant and over a seven-year period beginning two years after the date of grant for officers. Share options were granted at the quoted fair market value on the date of grant. Restricted shares are issued at no cost to the employee, and as such we recognized compensation expense relating to restricted shares as follows, in millions: $ .3 in 2000, 1999 and 1998.

WRI does not recognize compensation cost for share options when the option exercise price equals or exceeds the quoted fair market value on the date of the grant. Had we determined compensation cost for our share option and award plans based on the fair value of the options granted at the grant dates, our proforma net income available to common shareholders would have been as follows, in millions: $58.7, $75.9 and $53.8 in 2000, 1999 and 1998, respectively. Proforma net income per common share - basic would have been $2.19, $2.84 and $2.02 in 2000, 1999 and 1998, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing method with the following weighted-average assumptions in 2000, 1999 and 1998, respectively: dividend yield of 6.9%, 7.3% and 6.5%; expected volatility of 15.4%, 18.1% and 18.1%; expected lives of 7.4,
6.9  and  6.9  and  risk-free  interest  rates  of  5.1%,  6.6%  and  4.8%.

Following is a summary of the option activity for the three years ended December 31, 2000:


                                          SHARES          WEIGHTED
                                          UNDER           AVERAGE
                                          OPTION       EXERCISE PRICE
                                      --------------   --------------
Outstanding, January 1, 1998 . . . .    1,175,025         $ 37.85
Granted. . . . . . . . . . . . . . .       14,900           42.99
Canceled . . . . . . . . . . . . . .       (7,802)          40.14
Exercised. . . . . . . . . . . . . .      (29,344)          34.01
                                      --------------
Outstanding, December 31, 1998 . . .    1,152,779           37.99
Granted. . . . . . . . . . . . . . .       17,900           41.29
Canceled . . . . . . . . . . . . . .      (14,800)          40.23
Exercised. . . . . . . . . . . . . .      (39,089)          32.95
                                      --------------
Outstanding, December 31, 1999 . . .    1,116,790           38.19
Granted. . . . . . . . . . . . . . .      371,801           42.17
Canceled . . . . . . . . . . . . . .      (27,800)          42.17
Exercised. . . . . . . . . . . . . .      (45,000)          34.40
                                      --------------
Outstanding, December 31, 2000 . . .    1,415,791         $ 39.28
                                      ==============


The number of share options exercisable at December 31, 2000, 1999 and 1998 was 920,000, 728,000 and 432,000, respectively. Options exercisable at year-end 2000 had a weighted average exercise price of $38.23. The weighted average fair value per share of options granted during 2000, 1999 and 1998 was $2.92, $4.25 and $4.05, respectively. Share options outstanding at December 31, 2000 had exercise prices ranging from $25.00 to $45.81 and a weighted average remaining contractual life of 6.1 years. Approximately 94% of the options outstanding at year-end 2000 have exercise prices between $37.00 and $42.63 and a weighted average contractual life of 6.4 years. There were 629,000 common shares available for the future grant of options or awards at December 31, 2000.

NOTE  11.  EMPLOYEE  BENEFIT  PLANS

WRI has a Savings and Investment Plan to which eligible employees may elect to contribute from 1% to 12% of their salaries. Employee contributions are matched by WRI at the rate of $.50 per $1.00 for the first 6% of the employee's salary. The employees vest in the employer contributions ratably over a six-year period. Compensation expense related to the plan was $.3 million in 2000, 1999 and 1998.

Effective April 1, 1999, WRI adopted an Employee Share Purchase Plan under which 250,000 WRI common shares have been authorized. These shares, as well as common shares purchased by WRI on the open market, are made available for sale to employees at a discount of 15%. Shares purchased by the employee under the plan are restricted from being sold for two years from the date of purchase or until termination of employment with WRI. During 2000, a total of 9,759 shares were purchased by employees at an average price of $37.73.

WRI has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation during the last five years of service. Our funding policy is to make annual contributions as required by applicable regulations; however, we have not been required to make contributions for any of the past three years. Reconciliation of the benefit obligation, plan assets at fair value and the funded status of the plan are as follows (in thousands):


                                                           2000       1999
                                                        ---------  ---------
Benefit obligation at beginning of year . . . . . . .   $ 10,703   $ 10,485
Service cost. . . . . . . . . . . . . . . . . . . . .        539        533
Interest cost . . . . . . . . . . . . . . . . . . . .        746        729
Actuarial gain. . . . . . . . . . . . . . . . . . . .       (640)      (841)
Benefit payments. . . . . . . . . . . . . . . . . . .       (219)      (203)
                                                        ---------  ---------
Benefit obligation at end of year . . . . . . . . . .   $ 11,129   $ 10,703
                                                        =========  =========

Fair value of plan assets at beginning of year. . . .   $ 12,057   $ 10,676
Actual return on plan assets. . . . . . . . . . . . .        405      1,584
Benefit payments. . . . . . . . . . . . . . . . . . .       (219)      (203)
                                                        ---------  ---------
Fair value of plan assets at end of year. . . . . . .   $ 12,243   $ 12,057
                                                        =========  =========

Plan assets at fair value less benefit obligation . .   $  1,114   $  1,354
Unrecognized gain . . . . . . . . . . . . . . . . . .     (2,785)    (3,096)
                                                        ---------  ---------
Pension liability . . . . . . . . . . . . . . . . . .   $ (1,671)  $ (1,742)
                                                        =========  =========



The  components  of  net  periodic  pension  cost are as follows (in thousands):


                                                        2000       1999      1998
                                                      --------  --------  --------
Service cost . . . . . . . . . . . . . . . . . . . . .$   539   $   533   $   457
Interest cost. . . . . . . . . . . . . . . . . . . . .    746       729       663
Expected return on plan assets . . . . . . . . . . . . (1,075)     (950)     (923)
Prior service cost . . . . . . . . . . . . . . . . . .                8        47
Recognized gains . . . . . . . . . . . . . . . . . . .   (281)      (59)     (124)
                                                      --------  --------  --------

            Total. . . . . . . . . . . . . . . . . . .$   (71)  $   261   $   120
                                                      ========  ========  ========


Assumptions used to develop periodic expense and the actuarial present value of the benefit obligations were:



                                                        2000      1999      1998
                                                      --------  --------  --------
Weighted average discount rate . . . . . . . . . . .    7.5%      7.5%      6.7%
Expected long-term rate of return on plan assets . .    9.0%      9.0%      9.0%
Rate of increase in compensation levels. . . . . . .    5.0%      5.0%      5.0%




WRI also has a non-qualified supplemental retirement plan for officers of WRI, which provides for benefits in excess of the statutory limits of its defined benefit pension plan. The obligation is funded in a grantor trust with our common shares. We recognized expense as follows, in millions: $.3 in 2000, 1999 and 1998.

NOTE  12.  SEGMENT  INFORMATION

The operating segments presented are the segments of WRI for which separate financial information is available, and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance. WRI evaluates the performance of its operating segments based on net operating income that is defined as total revenues less operating expenses and ad valorem taxes. Management does not consider the effect of gains or losses from the sale of property in evaluating ongoing operating performance.

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

Information  concerning WRI's reportable segments is as follows (in thousands):


                                SHOPPING
                                 CENTER     INDUSTRIAL     OTHER         TOTAL
                              -----------  -----------  -----------  -------------
2000:
  Revenues . . . . . . . . .  $  228,674   $   35,756   $    8,944   $   273,374
  Net operating income . . .     164,414       24,625        9,897       198,936
  Total assets . . . . . . .   1,326,524      246,733       72,754     1,646,011
  Capital expenditures . . .     296,035       32,852          205       329,092

1999:
  Revenues . . . . . . . . .  $  202,265   $   29,356   $    5,030   $   236,651
  Net operating income . . .     143,851       20,806        6,831       171,488
  Total assets . . . . . . .   1,082,169      220,499       80,041     1,382,709
  Capital expenditures . . .     187,080       56,464       12,657       256,201

1998:
  Revenues . . . . . . . . .  $  181,469   $   19,467   $    3,773   $   204,709
  Net operating income . . .     129,724       13,852        4,784       148,360
  Total assets . . . . . . .     929,862      142,920       66,693     1,139,475
  Capital expenditures . . .     128,460       53,932        6,595       188,987

Net operating income reconciles to income before extraordinary charge as shown on the Statements of Consolidated Income as follows (in thousands):



                                           ----------------------------------
                                              2000        1999        1998
                                           ----------  ----------  ----------
Total segment net operating income . . . . $ 198,936   $ 171,488   $ 148,360
Less:
  Depreciation and amortization. . . . . .    58,518      50,659      42,949
  Interest . . . . . . . . . . . . . . . .    45,545      32,941      33,900
  General and administrative . . . . . . .     8,213       7,522       7,156
  Minority interest in partnerships. . . .     8,041       4,923       4,041
  Gain on sales of property. . . . . . . .      (382)    (20,877)     (1,443)
                                           ----------  ----------  ----------
Income before extraordinary charge . . . . $  79,001   $  96,320   $  61,757
                                           ==========  ==========  ==========


NOTE  13.  SUBSEQUENT  EVENTS

In January 2001, we entered into a contract to acquire 19 supermarket-anchored shopping centers in California for a total purchase price of $277.5 million, including the assumption of approximately $132 million of debt. This acquisition is expected to close in March of 2001 and will add approximately 2.5 million square feet to our portfolio.

On January 29, 2001, we issued 4.5 million common shares of beneficial interest in a secondary public offering. In February 2001, the underwriters exercised their over-allotment option and purchased an additional 200,000 shares. Net proceeds of $188.1 million based on a price of $42.19 per share were used to pay down amounts outstanding under our $350 revolving line of credit.

In February 2001, we purchased a 488,000 square foot retail center in Orlando, Florida for $54.0 million.


NOTE  14.  PRO  FORMA  FINANCIAL  INFORMATION  (UNAUDITED)

During the year ended December 31, 2000, WRI acquired seven retail centers, five industrial projects and interests in joint ventures which own three additional retail centers for a total of $164.8 million. The pro forma financial information for the years ended December 31, 2000 and 1999 is based on the historical statements of WRI after giving effect to the acquisitions as if such acquisitions took place on January 1, 2000 and 1999, respectively.

The pro forma financial information shown below is presented for informational purposes only and may not be indicative of results that would have actually occurred if the acquisitions had been in effect at the dates indicated, nor does it purport to be indicative of the results that may be achieved in the future (in thousands, except per share amounts).


                                                                           DECEMBER 31,
                                                                      ---------------------
                                                                        2000        1999
                                                                      ---------   ---------
Pro forma revenues . . . . . . . . . . . . . . . . . . . . . . . . .  $ 290,805   $ 261,798
                                                                      =========   =========
Pro forma net income available to common shareholders. . . . . . . .  $  59,205   $  77,592
                                                                      =========   =========
Pro forma net income per common share - basic. . . . . . . . . . . .  $    2.22   $    2.91
                                                                      =========   =========
Pro forma net income per common share - diluted. . . . . . . . . . .  $    2.20   $    2.89
                                                                      =========   =========

NOTE  15.  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

Summarized quarterly financial data is as follows (in thousands, except per share amounts):


                                                   FIRST   SECOND   THIRD    FOURTH
                                                 -------  -------  -------  --------
2000:
  Revenues . . . . . . . . . . . . . . . . . . . . $63,972  $66,484  $70,229  $72,689
  Net income available to common shareholders. . .  14,441   14,968   14,852   14,700
  Net income per common share - basic. . . . . . .    0.54     0.56     0.55      .55
  Net income per common share - diluted. . . . . .    0.54     0.56     0.55      .54

1999:
  Revenues . . . . . . . . . . . . . . . . . . . . $56,292  $57,762  $59,909  $62,688
  Net income available to common shareholders. . .  13,524   14,174   14,562   34,277   (1)
  Net income per common share - basic. . . . . . .    0.51     0.53     0.55     1.28   (1)
  Net income per common share - diluted. . . . . .    0.50     0.53     0.54     1.28   (1)


    (1) Increase is primarily the result of a gain on the sale of property during the quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM  10.  TRUST  MANAGERS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     (a) Information with respect to WRI's Trust Managers is incorporated herein by reference to the "Election of Trust Managers" section of WRI's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2001.

ITEM  11.  EXECUTIVE  COMPENSATION

     Incorporated herein by reference to the "Executive Compensation" and "Pension Plan" sections of WRI's definitive Proxy Statement for the Annual
Meeting  of  Shareholders  to  be  held  April  20,  2001.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the "Election of Trust Managers" section of WRI's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2001.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Incorporated herein by reference to the "Compensation Committee Interlocks and Insider Participation" section of WRI's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 2001.


                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial  Statements  and  Financial  Statement  Schedules:     PAGE
                                                                           ----

      (1)  (A)  Independent  Auditors'  Report . . . . . . . . . . . . . .  25
           (B)  Financial  Statements
               (i)    Statements of Consolidated Income for the years
                        ended  December  31,  2000,  1999  and 1998. . . .  26
               (ii)   Consolidated  Balance  Sheets  as  of
                        December  31,  2000  and  1999 . . . . . . . . . .  27
               (iii)  Statements of Consolidated Cash Flows for the years ended  December  31,  2000,  1999  and  1998 . . .  28
               (iv)   Statements  of Consolidated Shareholders' Equity
                        for the years ended  December  31,  2000,
                        1999  and  1998. . . . . . . . . . . . . . . . . .  29
               (v)    Notes  to  Consolidated  Financial Statements. . . .  30

     (2)  Financial  Statement  Schedules:

          SCHEDULE                                                         PAGE
          --------                                                         ----

          II    Valuation  and  Qualifying Accounts. . . . . . . . . . . .  49
          III   Real  Estate  and  Accumulated  Depreciation . . . . . . .  50
          IV    Mortgage  Loans  on  Real  Estate. . . . . . . . . . . . .  52

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes hereto.

     (b) No reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

     (c)     Exhibits:



3.1       -  Restated Declaration of Trust (filed as Exhibit 3.1 to WRI's Registration Statement on Form
             S-3 (No. 33-49206) and incorporated herein by reference).
3.2       -  Amendment of the Restated Declaration of Trust (filed as Exhibit 3.2 to WRI's Registration
             Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.3       -  Second Amendment of the Restated Declaration of Trust (filed as Exhibit 3.3 to WRI's
             Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.4       -  Third Amendment of the Restated Declaration of Trust (filed as Exhibit 3.4 to WRI's Registration
             Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.5       -  Amended and Restated Bylaws of WRI (filed as Exhibit 3.2 to WRI's Registration Statement on
             Form S-3 (No. 33-49206) and incorporated herein by reference).
4.1       -  16% Mortgage Bonds Due 2004 of WRI Holdings, Inc., dated December 28, 1984, payable to
             WRI in the original principal amount of $16,682,000 (filed as Exhibit 10.10 to WRI's Registration
             Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).
4.2       -  16% Mortgage Bonds Due 1994 of WRI Holdings, Inc. dated December 28, 1984, payable to
             WRI in the original principal amount of $3,150,000 (filed as Exhibit 10.8 to WRI's Registration
             Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).
4.2.1*    -  Seventh Bonds Renewal and Extension Agreement, effective December 28, 2000, for the 16%
             Mortgage Bonds of WRI Holdings, Inc., payable to WRI in the original principal amount of
             3,150,000.
4.3       -  Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Chase Bank of
             Texas, National Association (formerly, Texas Commerce Bank National Association), as Trustee,
             relating to the 16% Mortgage Bonds Due 1994 of WRI Holdings, Inc. in the original principal amount of $3,150,000 (filed as Exhibit 10.9 to WRI's Registration Statement on Form S-4
             (No. 33-19730) and incorporated herein by reference).
4.3.1     -  Supplemental Indenture of Trust, dated February 22, 1995, between WRI Holdings, Inc. and
             Chase Bank of Texas, National Association (formerly, Texas Commerce Bank National
             Association) relating to the 16% Mortgage Bonds due December 28, 1994 of WRI Holdings, Inc.
             in the original principal amount of $3,150,000 (filed as Exhibit 10.4.1 to WRI's Annual Report on
             Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
4.4*      -  Seventh Supplemental Indenture of Trust between WRI Holdings, Inc. and Chase Bank of Texas,
             National Association (formerly, Texas Commerce Trust Company of New York), as Trustee,
             amending Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Chase
             Bank of Texas, National Association (formerly, Texas Commerce Bank National Association), as
             Trustee, relating to the 16% Mortgage Bonds Due 1994 of WRI Holdings, Inc. in the original principal amount of $3,150,000.
4.5       -  Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Chase Bank of
             Texas, National Association (formerly, Texas Commerce Bank National Association), as Trustee,
             relating to the 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the original principal amount of $16,682,000 (filed as Exhibit 10.11 to WRI's Registration Statement on Form S-4
             (No. 33-19730) and incorporated herein by reference).
4.5.1     -  First Supplemental Indenture of Trust between WRI Holdings, Inc. and Chase Bank of Texas,
             National Association (formerly, Texas Commerce Trust Company of New York), as Trustee,
             amending Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Chase
             Bank of Texas, National Association (formerly, Texas Commerce Bank National Association), as
             Trustee, relating to the 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the original principal amount of $16,682,000 (filed as Exhibit 10.7.1 to WRI's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).
4.6       -  Third Amended Promissory Note, as restated, effective as of January 1, 1992, executed by WRI
             Holdings, Inc., pursuant to which it may borrow up to the principal sum of $40,000,000 from WRI
             (filed as Exhibit 10.8 to WRI's Annual Report on Form 10-K for the year ended December 31,
             1998 and incorporated herein by reference).
4.7       -  16% Mortgage Bonds Due 2004 of WRI Holdings, Inc., dated December 28, 1984, payable to
             WRI in the original principal amount of $7,000,000 (filed as Exhibit 10.13 to WRI's Registration
             Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).





4.8        -  Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Chase Bank of
              Texas, National Association (formerly, Texas Commerce Bank National Association), as Trustee,
              relating to the 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the original principal amount of $7,000,000 (filed as Exhibit 10.14 to WRI's Registration Statement on Form S-4
              (No. 33-19730) and incorporated herein by reference).
4.8.1      -  First Supplemental Indenture of Trust between WRI Holdings, Inc. and Chase Bank of Texas,
              National Association (formerly, Texas Commerce Trust Company of New York), as Trustee,
              amending Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Chase
              Bank of Texas, National Association (formerly, Texas Commerce Bank National Association), as
              Trustee, relating to the 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the original principal amount of $7,000,000 (filed as Exhibit 10.10.1 to WRI's Annual Report on Form 10-K for the year ended December 31, 1989 and incorporated herein by reference).
4.9        -  Agreement Correcting Trust Indenture, dated February 11, 1985, relating to 16% Mortgage Bonds
              Due 2004 of WRI Holdings, Inc. in the original principal amount of $7,000,000 (filed as Exhibit
              10.15 to WRI's Registration Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).
4.10       -  Amendment to Note Purchase Agreement, dated March 31, 1991, amending loan agreement, dated August 6, 1987, Life and Accident Insurance Company for $5,000,000, American General
              Life Insurance Company of Delaware for $5,000,000, Republic National Life Insurance Company
              for $3,000,000 and American Amicable Life Insurance Company of Texas for $2,000,000 (filed as Exhibit 10.15.1 to WRI's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).
4.11       -  Promissory Note in the amount of $12,000,000 between WRI, as payee, and Plaza Construction,
              Inc., as maker (filed as Exhibit 10.23 to WRI's Annual Report on Form 10-K for the year ended
              December 31, 1991 and incorporated herein by reference).
4.11.1*    -  Twelfth Renewal and Extension of Promissory Note in the amount of $12,000,000, effective as of December 1, 2000, between WRI, as payee, and Plaza Construction, Inc., as maker.
4.12       -  Master Promissory Note in the amount of $20,000,000 between WRI, as payee, and Chase Bank of Texas, National Association (formerly, Texas Commerce Bank National Association), as maker, effective December 30, 1998 (filed as Exhibit 4.15 to WRI's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
4.13       -  Senior Indenture dated as of May 1, 1995 between WRI and Chase Bank of Texas, National
              Association (formerly, Texas Commerce Bank National Association), as trustee (filed as Exhibit
              4(a) to WRI's Registration Statement on Form S-3 (No. 33-57659) and incorporated herein by reference).
4.14       -  Subordinated Indenture dated as of May 1, 1995 between WRI and Chase Bank of Texas,
              National Association (formerly, Texas Commerce Bank National Association) (filed as
              Exhibit 4(b) to WRI's Registration Statement on Form S-3 (No. 33-57659) and incorporated herein by reference).
4.15       -  Form of Fixed Rate Senior Medium Term Note (filed as Exhibit 4.19 to WRI's Annual Report on
              Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
4.16       -  Form of Floating Rate Senior Medium Term Note (filed as Exhibit 4.20 to WRI's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
4.17       -  Form of Fixed Rate Subordinated Medium Term Note (filed as Exhibit 4.21 to WRI's Annual
              Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
4.18       -  Form of Floating Rate Subordinated Medium Term Note (filed as Exhibit 4.22 to WRI's Annual
              Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
4.19       -  Statement of Designation of 7.44% Series A Cumulative Redeemable Preferred Shares (filed as
              Exhibit 99 to WRI's Current Report on Form 8-A dated February 18, 1999 and incorporated herein by reference).
4.20       -  Statement of Designation of 7.125% Series B Cumulative Redeemable Preferred Shares (filed as Exhibit 4.2 to WRI's Current Report on Form 8-K dated October 28, 1999 and incorporated herein by reference).





4.21       -  Statement of Designation of 7.00% Series C Cumulative Redeemable Preferred Shares (filed as
              Exhibit 4.1 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
4.22       -  7.44% Series A Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4 to WRI's
              Current Report on Form 8-K dated February 23, 1999 and incorporated herein by reference).
4.23       -  7.125% Series B Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.1 to
              WRI's Current Report on  Form 8-K dated October 28, 1999 and incorporated herein by reference).
4.24       -  7.00% Series C Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to
              WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
4.25*      -  Credit Agreement dated November 21, 2000 among WRI, the Lenders Party Hereto and The
              Chase Manhattan Bank as Administrative Agent.
10.1**     -  1988 Share Option Plan of WRI, as amended (filed as Exhibit 10.1 to WRI's Annual Report on
              Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).
10.2**     -  Weingarten Realty Investors Supplemental Retirement Account Plan, as amended and restated
              (filed as Exhibit 10.26 to WRI's Annual Report on Form 10-K for the year ended December 31,
              1992 and incorporated herein by reference).
10.3**     -  The Savings and Investment Plan for Employees of WRI, as amended (filed as Exhibit 4.1 to
              WRI's Registration Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).
10.4**     -  The Fifth Amendment to Savings and Investment Plan for Employees of WRI (filed as Exhibit
              4.1.1 to WRI's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (No. 33-
              25581) and incorporated herein by reference).
10.5**     -  The 1993 Incentive Share Plan of WRI (filed as Exhibit 4.1 to WRI's Registration Statement on
              Form S-8 (No. 33-52473) and incorporated herein by reference).
10.6**     -  1999 WRI Employee Share Purchase Plan (filed as Exhibit 10.6 to WRI's Annual Report on
              Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
12.1*      -  Computation of Fixed Charges Ratios.
21.1*      -  Subsidiaries of the Registrant.
23.1*      -  Consent of Deloitte & Touche LLP.

*     Filed  with  this  report.
**    Management  contract  or  compensatory  plan  or  arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              WEINGARTEN REALTY INVESTORS
                              By:  Andrew M. Alexander
                                   -------------------------------
                                   Andrew M. Alexander
                                   Chief Executive Officer


Date:   March  13,  2001

     Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                     TITLE                           DATE
          ---------                     -----                           ----

By:  Stanford Alexander                Chairman                     March 13, 2001
     --------------------
     Stanford Alexander           and Trust Manager

By:  Andrew M.  Alexander      Chief Executive Officer,             March 13, 2001
     --------------------
     Andrew M.  Alexander    President and Trust Manager

By:  Robert J. Cruikshank           Trust Manager                   March 13, 2001
     --------------------
     Robert J. Cruikshank

By:  Martin Debrovner               Vice Chairman                   March 13, 2001
     --------------------
     Martin Debrovner             and Trust Manager

By:  Melvin Dow                     Trust Manager                   March 13, 2001
     --------------------
     Melvin Dow

By:  Stephen A. Lasher              Trust Manager                   March 13, 2001
     --------------------
     Stephen A. Lasher

By:  Douglas W. Schnitzer           Trust Manager                   March 13, 2001
     --------------------
     Douglas W. Schnitzer

By:  Marc J. Shapiro                Trust Manager                   March 13, 2001
     --------------------
     Marc J. Shapiro

By:  J.T. Trotter                   Trust Manager                   March 13, 2001
     --------------------
     J.T. Trotter

By:  Joe D. Shafer             Vice President/Controller            March 13, 2001
     --------------------
     Joe D. Shafer           (Principal Accounting Officer)


                                                                     SCHEDULE II

                                WEINGARTEN REALTY INVESTORS
                             VALUATION AND QUALIFYING ACCOUNTS
                              DECEMBER 31, 2000, 1999 AND 1998

                                   (AMOUNTS IN THOUSANDS)


                                                     CHARGED
                                        BALANCE AT   TO COSTS   CHARGED                  BALANCE
                                         BEGINNING      AND     TO OTHER   DEDUCTIONS   AT END OF
DESCRIPTION                              OF PERIOD   EXPENSES   ACCOUNTS      (A)         PERIOD
-------------------------------         -----------  ---------  ---------  ----------  ----------
2000:
  Allowance for Doubtful Accounts. . .    $   908     $ 1,732                $   742     $ 1,898
1999:
  Allowance for Doubtful Accounts. . .    $   888     $ 1,049                $ 1,029     $   908
1998:
  Allowance for Doubtful Accounts. . .    $ 1,001     $   683                $   796     $   888

Note  A  -  Write-offs  of  accounts  receivable  previously  reserved.


                                                                                                        SCHEDULE III
                                             WEINGARTEN REALTY INVESTORS
                                      REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                  DECEMBER 31, 2000

                                               (AMOUNTS IN THOUSANDS)


                                                 Total Cost
                                    ---------------------------------------
                                                  Buildings      Projects
                                                     and           Under         Total        Accumulated   Encumbrances
                                       Land      Improvements   Development       Cost       Depreciation       (A)
                                    ----------   ------------   -----------   ------------   ------------   ------------
SHOPPING CENTERS:
  Texas. . . . . . . . . . . . . . .$ 186,811    $   736,546                  $   923,357    $   269,645    $    33,151
  Other States . . . . . . . . . . .  128,085        439,780                      567,865         76,345         66,312
                                    ----------   ------------   -----------   ------------   ------------   ------------
    Total Shopping Centers . . . . .  314,896      1,176,326                    1,491,222        345,990         99,463

INDUSTRIAL:
  Texas. . . . . . . . . . . . . . .   42,769        185,357                      228,126         27,446         43,586
  Other States . . . . . . . . . . .    2,512         10,786                       13,298            622
                                    ----------   ------------   -----------   ------------   ------------   ------------
    Total Industrial . . . . . . . .   45,281        196,143                      241,424         28,068         43,586

OFFICE BUILDING:
  Texas. . . . . . . . . . . . . . .      534          9,340                        9,874          6,200
                                    ----------   ------------   -----------   ------------   ------------   ------------

MULTI-FAMILY
 RESIDENTIAL:
  Texas. . . . . . . . . . . . . . .    2,276         12,720                       14,996            855
                                    ----------   ------------   -----------   ------------   ------------   ------------
    Total Improved
      Properties . . . . . . . . . .  362,987      1,394,529                    1,757,516        381,113        143,049
                                    ----------   ------------   -----------   ------------   ------------   ------------
LAND UNDER DEVELOPMENT
 OR HELD FOR
 DEVELOPMENT:
  Texas. . . . . . . . . . . . . . .                             $  33,885         33,885
  Other States . . . . . . . . . . .                                33,368         33,368
                                    ----------   ------------   -----------   ------------   ------------   ------------
    Total Land Under
     Development or Held
     for Development . . . . . . . .                                67,253         67,253
                                    ----------   ------------   -----------   ------------   ------------   ------------
LEASED PROPERTY
 (SHOPPING CENTER)
 UNDER CAPITAL LEASE:
  Texas. . . . . . . . . . . . . . .                  18,953                       18,953             39
  Other States . . . . . . . . . . .                  29,054                       29,054          5,966          5,857
                                    ----------   ------------   -----------   ------------   ------------   ------------
    Total Leased Property
     Under Capital Lease . . . . . .                  48,007                       48,007          6,005          5,857
                                    ----------   ------------   -----------   ------------   ------------   ------------
CONSTRUCTION IN
 PROGRESS:
  Texas. . . . . . . . . . . . . . .                                 9,319          9,319
  Other States . . . . . . . . . . .                                24,336         24,336
                                    ----------   ------------   -----------   ------------   ------------   ------------
    Total Construction in
     Progress. . . . . . . . . . . .                                33,655         33,655
                                    ----------   ------------   -----------   ------------   ------------   ------------
  TOTAL OF ALL
   PROPERTIES. . . . . . . . . . . .$ 362,987    $ 1,442,536    $  100,908    $ 1,906,431    $   387,118    $   148,906
                                    ==========   ============   ===========   ============   ============   ============



Note  A  -  Encumbrances do not include $24.0 million outstanding under a $30 million 20-year term loan, payable to a group of insurance companies secured by a property collateral pool including all or part of three shopping centers.

                                                                    SCHEDULE III
                                                                     (CONTINUED)



     The changes in total cost of the properties for the years ended December 31, 2000, 1999 and 1998 were as follows:


                                             2000           1999           1998
                                         ------------   ------------   ------------
Balance at beginning of year . . . . . . $ 1,595,346    $ 1,335,495    $ 1,151,430
Additions at cost. . . . . . . . . . . .     329,092        299,027        188,987
Retirements or sales . . . . . . . . . .     (18,007)       (39,176)        (4,922)
                                         ------------   ------------   ------------

Balance at end of year . . . . . . . . . $ 1,906,431    $ 1,595,346    $ 1,335,495
                                         ============   ============   ============


     The changes in accumulated depreciation for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                             2000           1999           1998
                                         ------------   ------------   ------------
Balance at beginning of year. . . . . . . $ 340,789      $ 308,403      $ 273,792
Additions at cost . . . . . . . . . . . .    50,546         44,893         36,568
Retirements or sales. . . . . . . . . . .    (4,217)       (12,507)        (1,957)
                                         ------------   ------------   ------------

Balance at end of year. . . . . . . . . . $ 387,118      $ 340,789      $ 308,403
                                         ============   ============   ============


                                                                     SCHEDULE IV

                                    WEINGARTEN REALTY INVESTORS
                                   MORTGAGE LOANS ON REAL ESTATE
                                         DECEMBER 31, 2000

                                       (AMOUNTS IN THOUSANDS)



                                             FINAL         PERIODIC        FACE           CARRYING
                              INTEREST      MATURITY       PAYMENT       AMOUNT OF       AMOUNT  OF
                                RATE         DATE           TERMS        MORTGAGES      MORTGAGES(A)
                              --------   ------------   -------------   -----------   --------------

SHOPPING CENTERS:
  FIRST MORTGAGES:
    Eastex Venture
      Beaumont, TX . . . . . .   8%       10-31-09        $   670         $  2,300        $  2,130
                                                            Annual
                                                             P & I

    Main/O.S.T., Ltd.
      Houston, TX. . . . . . .  9.3%      02-01-20        $   476            4,800           4,461
                                                            Annual
                                                             P & I
                                                           ($1,241
                                                            balloon)

INDUSTRIAL:
  FIRST MORTGAGES:
    River Pointe, Conroe,TX
      (Note B) . . . . . . . .  Prime     11-30-03         Varying           2,133           1,891
                                 +2%

    Little York, Houston, TX .
      (Note B) . . . . . . . .  Prime     12-31-03         Varying           1,922           1,760
                                 +2%

    South Loop Business Park
      Houston, TX. . . . . . .  9.25%     11-01-07        $    74              439             373
                                                            Annual
                                                             P & I



                                    Schedule continued on next page

                                                                     SCHEDULE IV
                                                                     (CONTINUED)


                                    WEINGARTEN REALTY INVESTORS
                                   MORTGAGE LOANS ON REAL ESTATE
                                         DECEMBER 31, 2000

                                       (AMOUNTS IN THOUSANDS)



                                             FINAL         PERIODIC        FACE           CARRYING
                              INTEREST      MATURITY       PAYMENT       AMOUNT OF       AMOUNT  OF
                                RATE         DATE           TERMS        MORTGAGES      MORTGAGES(A)
                              --------   ------------   -------------   -----------   --------------

UNIMPROVED LAND:
  SECOND MORTGAGE:
    River Pointe
      Conroe, TX. . . . . . .   Prime      12-01-01       Varying          12,000           3,712
                                 +1%                      ($3,806
                                                           balloon)
                                                                        -----------   --------------

TOTAL MORTGAGE LOANS ON
    REAL ESTATE (Note D)                                                  $ 23,594       $  14,327
                                                                        ===========   ==============


Note  A  -  The  aggregate  cost  at December 31, 2000 for federal income tax purposes  is  $14,327.
Note  B  -  Principal  payments  are  due  monthly to the extent of cash flow generated  by  the  underlying  property.
Note  C  -  Changes  in mortgage loans for the years ended December 31, 2000,
            1999  and  1998  are  summarized  below:



                                   ---------  ---------  ---------
                                     2000       1999       1998
                                   ---------  ---------  ---------
Balance, Beginning of Year. . . .  $ 47,828   $ 28,359   $ 25,653
New Mortgage Loans. . . . . . . .               33,588      3,116
Additions to Existing Loans . . .       380      1,773      1,560
Collections of Principal. . . . .   (33,881)   (15,892)    (1,970)
                                   ---------  ---------  ---------

Balance, End of Year. . . . . . .  $ 14,327   $ 47,828   $ 28,359
                                   =========  =========  =========