Form 10-Q
period 2001-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2001-05-15
CIK 828916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q

(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

                  For the quarterly period ended March 31, 2001
                                                 --------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 11, 2001, there were 32,348,057 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.


                                             PART 1
                                      FINANCIAL INFORMATION

ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS

                                   WEINGARTEN REALTY INVESTORS
                                STATEMENTS OF CONSOLIDATED INCOME
                                           (UNAUDITED)
                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   Three Months Ended
                                                                        March 31,
                                                                  --------------------
                                                                    2001        2000
                                                                  ---------  ---------
Revenues:
  Rentals. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 72,696   $ 62,154
  Interest income. . . . . . . . . . . . . . . . . . . . . . . .       923      1,403
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       880        415
                                                                  ---------  ---------

       Total . . . . . . . . . . . . . . . . . . . . . . . . . .    74,499     63,972
                                                                  ---------  ---------

Expenses:
  Depreciation and amortization. . . . . . . . . . . . . . . . .    16,855     13,655
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,421     10,143
  Operating. . . . . . . . . . . . . . . . . . . . . . . . . . .    10,663      9,007
  Ad valorem taxes . . . . . . . . . . . . . . . . . . . . . . .     9,319      7,926
  General and administrative . . . . . . . . . . . . . . . . . .     2,377      1,874
                                                                  ---------  ---------

       Total . . . . . . . . . . . . . . . . . . . . . . . . . .    51,635     42,605
                                                                  ---------  ---------

Income Before Minority Interest in Income of Partnerships and
  Gain on Sales of Property. . . . . . . . . . . . . . . . . . .    22,864     21,367
Minority Interest in Income of Partnerships. . . . . . . . . . .    (1,772)    (1,916)
Gain on Sales of Property. . . . . . . . . . . . . . . . . . . .     4,310
                                                                  ---------  ---------

Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . .    25,402     19,451
Dividends on Preferred Shares. . . . . . . . . . . . . . . . . .     5,010      5,010
                                                                  ---------  ---------
Net Income Available to Common Shareholders. . . . . . . . . . .  $ 20,392   $ 14,441
                                                                  =========  =========

Net Income Per Common Share - Basic. . . . . . . . . . . . . . .  $    .68   $    .54
                                                                  =========  =========

Net Income Per Common Share - Diluted. . . . . . . . . . . . . .  $    .68   $    .54
                                                                  =========  =========



Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 25,402   $ 19,451
                                                                  ---------  ---------

Other Comprehensive Loss:
  Cumulative effect of change in accounting principle (SFAS 133)
    on other comprehensive loss. . . . . . . . . . . . . . . . .    (1,877)
  Unrealized derivative losses on interest rate swaps. . . . . .    (1,269)
                                                                  ---------  ---------
Other Comprehensive Loss . . . . . . . . . . . . . . . . . . . .    (3,146)
                                                                  ---------  ---------

Comprehensive Income . . . . . . . . . . . . . . . . . . . . . .  $ 22,256   $ 19,451
                                                                  =========  =========




                See Notes to Consolidated Financial Statements.


                                         WEINGARTEN REALTY INVESTORS
                                         CONSOLIDATED BALANCE SHEETS
                               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                   March 31,   December 31,
                                                                                     2001          2000
                                                                                 ------------  ------------
                                                                                  (unaudited)
                                      ASSETS
Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,973,500   $ 1,906,431
Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (396,503)     (387,118)
                                                                                 ------------  ------------
    Property - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,576,997     1,519,313


Notes Receivable from Real Estate Joint Ventures and Partnerships. . . . . . . .      33,522        31,002
Unamortized Debt and Lease Costs . . . . . . . . . . . . . . . . . . . . . . . .      38,178        38,453
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $1,921 in 2001 and $1,898 in 2000) . . . . . . . . . . . . . . . .      15,549        22,273
Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,277        14,825
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      27,498        20,145
                                                                                 ------------  ------------

                    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,701,021   $ 1,646,011
                                                                                 ============  ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   771,613   $   869,627
Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . . . . . . . .      40,496        69,561
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,409         4,263
                                                                                 ------------  ------------

      Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     815,518       943,451
                                                                                 ------------  ------------

Minority Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      74,450        72,693
                                                                                 ------------  ------------

Commitments and Contingencies

Shareholders' Equity:
    Preferred Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 10,000
        7.44% Series A cumulative redeemable preferred shares of
          beneficial interest;  3,000 shares issued and outstanding;
          liquidation preference $25 per share . . . . . . . . . . . . . . . . .          90            90
        7.125% Series B cumulative redeemable preferred shares of
          beneficial interest;  3,600 shares issued and 3,543 and 3,552 shares
          outstanding in 2001 and 2000; liquidation preference $25 per share . .         106           107
        7.0% Series C cumulative redeemable preferred shares of
          beneficial interest;  2,300 shares issued and 2,260 and 2,266 shares
          outstanding in 2001 and 2000; liquidation preference $50 per share . .          68            68
    Common Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 150,000; shares issued and outstanding:
      31,658 in 2001 and 26,921 in 2000. . . . . . . . . . . . . . . . . . . . .         949           807
  Capital Surplus. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     947,161       758,363
  Accumulated Dividends in Excess of Net Income. . . . . . . . . . . . . . . . .    (134,175)     (129,568)
  Accumulated Other Comprehensive Loss . . . . . . . . . . . . . . . . . . . . .      (3,146)
                                                                                 ------------  ------------
    Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .     811,053       629,867
                                                                                 ------------  ------------

                    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,701,021   $ 1,646,011
                                                                                 ============  ============


                          See  Notes  to  Consolidated  Financial  Statements.


                                   WEINGARTEN REALTY INVESTORS
                              STATEMENTS OF CONSOLIDATED CASH FLOWS
                                           (UNAUDITED)
                                     (AMOUNTS IN THOUSANDS)



                                                                        Three Months Ended
                                                                             March 31,
                                                                     ------------------------
                                                                        2001         2000
                                                                     -----------  -----------
Cash Flows from Operating Activities:
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   25,402   $   19,451
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization . . . . . . . . . . . . . .      16,855       13,655
          Minority interest in income of partnerships . . . . . . .       1,772        1,916
          Gain on sales of property . . . . . . . . . . . . . . . .      (4,310)
          Changes in accrued rent and accounts receivable . . . . .       6,324        7,521
          Changes in other assets . . . . . . . . . . . . . . . . .     (10,344)      (4,055)
          Changes in accounts payable and accrued expenses. . . . .     (29,481)     (24,546)
          Other, net. . . . . . . . . . . . . . . . . . . . . . . .         (12)          85
                                                                     -----------  -----------
            Net cash provided by operating activities . . . . . . .       6,206       14,027
                                                                     -----------  -----------

Cash Flows from Investing Activities:
    Investment in properties. . . . . . . . . . . . . . . . . . . .     (72,550)     (18,844)
    Notes Receivable:
          Advances. . . . . . . . . . . . . . . . . . . . . . . . .      (2,808)      (2,595)
          Collections . . . . . . . . . . . . . . . . . . . . . . .         142          171
    Proceeds from sales and disposition of property . . . . . . . .       5,450
    Investment in real estate joint ventures and partnerships . . .        (351)        (316)
                                                                     -----------  -----------
            Net cash used in investing activities . . . . . . . . .     (70,117)     (21,584)
                                                                     -----------  -----------

Cash Flows from Financing Activities:
    Proceeds from issuance of:
          Debt. . . . . . . . . . . . . . . . . . . . . . . . . . .                   33,508
          Common shares of beneficial interest. . . . . . . . . . .     188,830
    Principal payments of debt. . . . . . . . . . . . . . . . . . .    (101,269)        (238)
    Common and preferred dividends paid . . . . . . . . . . . . . .     (30,009)     (25,030)
    Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . .         811         (115)
                                                                     -----------  -----------
            Net cash provided by financing activities . . . . . . .      58,363        8,125
                                                                     -----------  -----------

Net increase (decrease) in cash and cash equivalents. . . . . . . .      (5,548)         568
Cash and cash equivalents at January 1. . . . . . . . . . . . . . .      14,825        8,467
                                                                     -----------  -----------

Cash and cash equivalents at March 31 . . . . . . . . . . . . . . .  $    9,277   $    9,035
                                                                     ===========  ===========



                    See Notes to Consolidated Financial Statements.

                           WEINGARTEN REALTY INVESTORS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)



1.   INTERIM  FINANCIAL  STATEMENTS

     The consolidated financial statements included in this report are unaudited, except for the balance sheet as of December 31, 2000. In the opinion of WRI, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in WRI's annual financial statements and notes.


2.   NEWLY  ADOPTED  ACCOUNTING  PRONOUNCEMENTS

     On January 1, 2001, WRI adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. Specifically SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instruments qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

     WRI hedges the future cash flows of debt transactions principally through interest rate swaps with major financial institutions. WRI has five interest rate swap contracts with an aggregate notional amount of $90 million that convert variable interest payments to fixed interest payments at rates from 6.8% to 7.87%. These swaps have been designated and qualify as cash flow hedges. We have determined these swap agreements are highly effective in offsetting future variable interest cash flows of the related debt instruments. As of January 1, 2001, the adoption of the new standard resulted in a cumulative transition adjustment of $1.9 million to accumulated other comprehensive loss, a component of shareholders' equity, and a corresponding liability of the same amount. For the three months ended March 31, 2001, the change in fair market value of our interest rate swaps was $1.2 million and was recorded in accumulated other comprehensive loss. We do not anticipate any material reclassifications to earnings from accumulated other comprehensive loss over the next 12 months.

     In July 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on EITF Issue No. 00-1,"Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures." This consensus requires that the proportionate share method of presenting balance sheet and income statement information for partnerships and other ventures in which entities have joint interest and control be discontinued, except in limited circumstances. WRI was required to conform with the guidance provided in this Issue effective December 31, 2000. Accordingly, the consolidated financial statements for all periods presented in this Form 10-Q have been restated to conform with the revised presentation.

3.   PER  SHARE  DATA

     Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated, as follows (in thousands):


                                                                   Three Months Ended
                                                                       March 31,
                                                                 --------------------
                                                                    2001       2000
                                                                 ---------  ---------
     Numerator:
     Net income available to common shareholders - basic . . . . $ 20,392   $ 14,441
     Income attributable to operating partnership units. . . . .       35         39
                                                                 ---------  ---------
     Net income available to common shareholders - diluted . . . $ 20,427   $ 14,480
                                                                 =========  =========

     Denominator:
     Weighted average shares outstanding - basic . . . . . . . .   30,109     26,707
     Effect of dilutive securities:
           Share options and awards. . . . . . . . . . . . . . .       97         19
           Operating partnership units . . . . . . . . . . . . .       51        132
                                                                 ---------  ---------
     Weighted average shares outstanding - diluted . . . . . . .   30,257     26,858
                                                                 =========  =========



4.   DEBT

     WRI's  debt  consists  of  the  following  (in  thousands):


                                                         March 31,    December 31,
                                                            2001          2000
                                                        ------------  ------------
     Fixed-rate debt payable to 2015 at 6.0% to 10.0%. .$   543,068   $   545,391
     Variable-rate unsecured notes payable to 2003 . . .     50,000        50,000
     Notes payable under revolving credit agreements . .    131,190       230,100
     Obligations under capital leases. . . . . . . . . .     33,576        33,467
     Industrial revenue bonds to 2015 at 3.65% to 6.0% .      5,975         6,010
     Interest rate swaps . . . . . . . . . . . . . . . .      3,146
     Other . . . . . . . . . . . . . . . . . . . . . . .      4,658         4,659
                                                        ------------  ------------

          Total. . . . . . . . . . . . . . . . . . . . .$   771,613   $   869,627
                                                        ============  ============



     At March 31, 2001, the variable interest rate for notes payable under the $20 and $350 million revolving credit agreement was 5.7%.

     In January 2000, WRI issued $10.5 million of ten-year 8.25% fixed-rate, unsecured medium term notes. In connection with this debt issuance, we entered into a ten-year interest rate swap agreement with a notional amount of $10.5 million to swap 8.25% fixed-rate interest for floating-rate interest. On January 4, 2001, we terminated this interest rate swap with the counter-party, resulting in the receipt of $.9 million. As the swap was accounted for as a hedge of the medium term note, the gain will be amortized over the remaining life of the note, which lowers the effective interest rate on the note to 7.4%

     In March 2001, we filed a $500 million shelf registration statement which can be utilized for the issuance of either debt or equity securities. This registration statement is not yet effective.

     WRI's  debt  can  be  summarized  as  follows  (in  thousands):


                                                      March 31,   December 31,
                                                        2001          2000
                                                    ------------  ------------
     As to interest rate (including the effects of
         interest rate swaps):
             Fixed-rate debt . . . . . . . . . . .  $   657,336   $   645,903
             Variable-rate debt. . . . . . . . . .      114,277       223,724
                                                    ------------  ------------

             Total . . . . . . . . . . . . . . . .  $   771,613   $   869,627
                                                    ============  ============

     As to collateralization:
             Unsecured debt. . . . . . . . . . . .  $   573,354   $   669,106
             Secured debt. . . . . . . . . . . . .      198,259       200,521
                                                    ------------  ------------
             Total . . . . . . . . . . . . . . . .  $   771,613   $   869,627
                                                    ============  ============





5.   PROPERTY

     WRI's  property  consists  of  the  following  (in  thousands):



                                        March 31,   December 31,
                                          2001          2000
                                      ------------  ------------

     Land . . . . . . . . . . . . . . $   372,996   $   362,987
     Land held for development. . . .      25,164        24,013
     Land under development . . . . .      46,185        43,240
     Buildings and improvements . . .   1,484,985     1,442,536
     Construction in-progress . . . .      44,170        33,655
                                      ------------  ------------

     Total. . . . . . . . . . . . . . $ 1,973,500   $ 1,906,431
                                      ============  ============


     Interest and ad valorem taxes capitalized to land under development or buildings under construction was $2.0 million and $.7 million, respectively, for the quarters ended March 31, 2001 and 2000.

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

     Information concerning WRI's reportable segments is as follows (in thousands):


                                    SHOPPING
                                     CENTER      INDUSTRIAL    OTHER       TOTAL
                                  ------------  -----------  ---------  ------------
     Three Months Ended
     March 31, 2001:
         Revenues . . . . . . . . $    62,812    $   9,780   $  1,907   $    74,499
         Net operating income . .      45,750        6,957      1,810        54,517
         Total assets . . . . . .   1,379,749      246,234     75,038     1,701,021

     Three Months Ended
     March 31, 2000:
         Revenues . . . . . . . . $    53,460    $   8,381   $  2,131   $    63,972
         Net operating income . .      38,673        6,001      2,365        47,039
         Total assets . . . . . .   1,081,820      222,886     88,123     1,392,829


     Net operating income reconciles to net income as shown on the Statements of Consolidated Income as follows (in thousands):




                                                              Three Months Ended
                                                                   March 31,
                                                             --------------------
                                                               2001       2000
                                                             ---------  ---------
     Total segment net operating income. . . . . . . . . . . $ 54,517   $ 47,039
     Less:
           Depreciation and amortization . . . . . . . . . .   16,855     13,655
           Interest. . . . . . . . . . . . . . . . . . . . .   12,421     10,143
           General and administrative. . . . . . . . . . . .    2,377      1,874
           Minority interest in income of partnerships . . .    1,772      1,916
           Gain on sales of property . . . . . . . . . . . .   (4,310)
                                                             ---------  ---------
     Net Income. . . . . . . . . . . . . . . . . . . . . . . $ 25,402   $ 19,451
                                                             =========  =========



7.   COMMON  SHARES  OF  BENEFICIAL  INTEREST

     On January 29, 2001, we issued 4.5 million common shares of beneficial interest in a secondary public offering. In February 2001, the underwriters exercised their over-allotment option and purchased an additional 200,000 shares. Net proceeds of 188.1 million based on a price of $42.19 per share were used to pay down the amounts outstanding under our $350 million revolving line of credit.

     On May 7, 2001, we issued an additional 690,000 common shares of beneficial interest in a secondary public offering. Net proceeds of $28.1 million based on a price of $42.85 per share were used to pay down amounts outstanding under our $350 million revolving line of credit. Had this transaction occurred on January 1, 2001, earnings per common share - basic and earnings per common share - diluted would have both decreased by $.02 per share.


8.   SUBSEQUENT  EVENT

     On April 2, 2001, we purchased 19 supermarket-anchored shopping centers, aggregating 2.5 million square feet, in California from Burnham Pacific Properties, Inc. The purchase price for the properties was $277.5 million, including the assumption of approximately $132 million in debt secured by all 19 properties. These properties, which are over 96% leased, are located in the Sacramento/San Francisco Bay area (13 properties) and in the Los Angeles area (six properties).

     These 19 properties having a net book value of approximately $277.5 million at April 2, 2001 (collectively the "Bankruptcy Remote Properties", and each a "Bankruptcy Remote Property"), are wholly-owned by various "Bankruptcy Remote Entities". Each Bankruptcy Remote Entity is an indirect subsidiary of the Company. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against the Company, its affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of the Company, any of its affiliates, or any other person or entity. Neither the Company nor any of its affiliates has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity.

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

Weingarten Realty Investors owned and operated 198 anchored shopping centers, 55 industrial properties, one multi-family residential property and one office building at March 31, 2001. Of WRI's 255 developed properties, 186 are located in Texas (including 98 in Houston and Harris County). Our remaining properties are located in Arizona (12), Louisiana (11), Nevada (9), Arkansas (6), New Mexico (6), Kansas (5), Colorado (5), Oklahoma (4), Tennessee (4), Florida (3), Missouri (2), Illinois (1) and Maine (1). WRI has 5,000 leases and 3,900 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, value-oriented apparel and discount stores and other retailers, which generally sell basic necessity-type items.

CAPITAL  RESOURCES  AND  LIQUIDITY

WRI anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements. Cash on hand, borrowings under our existing credit facilities, issuance of unsecured debt and the use of project financing, as well as other debt and equity alternatives, will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows was $6.2 million for the first three months of 2001 as compared to $14.0 million for the same period of 2000. The increase was due primarily to WRI's acquisition and new development programs and improvements in the performance of its existing portfolio of properties.

Our Board of Trust Managers approved a quarterly dividend per common share of $.79 for the first quarter of 2001. Our dividend payout ratio on common equity for the first quarter of 2001 and 2000 was 79% and 73%, respectively, based on funds from operations for the applicable period.

WRI invested $54.4 million for the acquisition of two shopping centers during the first quarter. In February, a community shopping center in Orlando, Florida was purchased for $54 million. Strategically located near downtown Orlando, Colonial Plaza contains 488,000 square feet of building area and is anchored by Barnes and Noble, Old Navy, Stein Mart, Linens 'N Things, Marshalls, Babies 'R' Us, Rhodes, Staples, Ross Dress For Less, Circuit City and Just For Feet. This center, which is currently 97% leased, represents our third property in the Florida market. In March, our second acquisition was purchased in Lake Charles, Louisiana, a 23,000 square foot building.

With respect to new development, in March we acquired land in Chandler, Arizona, a suburb of Phoenix, for the development of retail space adjacent to a corporately-owned Target. Including this Arizona development, WRI has fourteen new development projects at various stages of completion that represents an investment of approximately $152 million and will add 1.3 million square feet to the portfolio. We expect to invest approximately $75.3 million in these properties during 2001. These projects will come on-line beginning in early 2001 through mid 2002. Additionally, we commenced an $11 million redevelopment of a shopping center in Las Vegas which will include a new 220,000 square foot Super Wal-Mart and a 120,000 square foot Home Depot.

On April 2, 2001, we completed the largest acquisition in the history of the Company, purchasing 19 supermarket-anchored shopping centers, an aggregate of
2.5 million square feet, in California from Burnham Pacific Properties, Inc. This purchase provides an outstanding platform for our entry into the California market as the 19 centers immediately give us the critical mass of properties necessary for efficient and effective leasing and management. These properties, which are over 96% leased, are located in the Sacramento/San Francisco Bay area (13 properties) and in the Los Angeles area (six properties). Anchor merchants include the market's major supermarket companies such as Ralph's (Kroger), Albertson's, Safeway, Raley's and Food 4 Less (Fleming Company). Additionally, the properties include other well-known anchor retailers including Target, K-Mart, Home Depot, and Walgreens, with whom we have solid long-standing relationships. The properties are located in trade areas with high population density and have significant barriers to entry for new competition. The purchase price for the properties was $277.5 million, including the assumption of approximately $132 million in debt secured by all 19 properties.

In January, we issued 4.5 million common shares of beneficial interest in a secondary public offering and an additional 200,000 shares in February, as the underwriters exercised their over-allotment option. Net proceeds of $188.1 million, based on a price of $42.19 per share, were used to pay down amounts outstanding under our $350 million revolving line of credit.

On May 7, 2001, we issued an additional 690,000 common shares of beneficial interest in a secondary public offering. Net proceeds of $28.1 million based on a price of $42.85 per share were used to pay down amounts outstanding under our $350 million revolving line of credit.

Total debt outstanding decreased to $771.6 million at quarter-end from $869.6 at December 31, 2000. This decrease was primarily due to the retirement of debt with the $188.1 million of net proceeds from the common share offering, offset by the funding of acquisitions and ongoing development and redevelopment efforts. Included in total debt outstanding of $771.6 at March 31, 2001 is variable-rate debt of $88.3 million, after recognizing the effect of $90.0 million of interest rate swaps and $26.0 million of variable-rate notes receivables.

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

In March 2001, we filed a $500 million shelf registration statement that can be utilized for the issuance of either debt or equity securities. This registration statement is not yet effective.

FUNDS  FROM  OPERATIONS

The Board of Governors of the National Association of Real Estate Investment Trusts defines funds from operations (FFO) as net income (loss) computed in accordance with generally accepted accounting principles, excluding gains or losses from sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. We calculate FFO in a manner consistent with the NAREIT definition. Most industry analysts and equity REITS, including Weingarten, believe FFO is an appropriate measure of performance relative to other REITs. FFO provides investors with an understanding of our ability to incur and service debt, make capital expenditures and pay common share dividends. There can be no assurance that FFO presented by Weingarten is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements, or principal payments on indebtedness.

Funds from operations - diluted for the three months ended March 31, 2001 and 2000 is calculated as follows:



                                                                         Three Months Ended
                                                                              March 31,
                                                                        --------------------
                                                                           2001      2000
                                                                        ---------  ---------

Net income available to common shareholders . . . . . . . . . . . . . . $ 20,392   $ 14,441
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .   15,673     13,104
Gain on sales of property . . . . . . . . . . . . . . . . . . . . . . .   (4,310)
                                                                        ---------  ---------
              Funds from operations . . . . . . . . . . . . . . . . . .   31,755     27,545

Funds from operations attributable to operating
  partnership units . . . . . . . . . . . . . . . . . . . . . . . . . .       60         83
                                                                        ---------  ---------
              Funds from operations assuming conversion of OP units . . $ 31,815   $ 27,628
                                                                        =========  =========


Weighted average shares outstanding - basic . . . . . . . . . . . . . .   30,109     26,707
Effect of dilutive securities:
      Share options and awards. . . . . . . . . . . . . . . . . . . . .       97         19
      Operating partnership units . . . . . . . . . . . . . . . . . . .       51        132
                                                                        ---------  ---------
Weighted average shares outstanding - diluted . . . . . . . . . . . . .   30,257     26,858
                                                                        =========  =========



RESULTS  OF  OPERATIONS
THREE  MONTHS  ENDED  MARCH  31,  2001

Net income available to common shareholders increased to $20.4 million, or $.68 per diluted share, from $14.4 million, or $.54 per diluted share for the first quarter of 2001 as compared with the same quarter of 2000. Included in net income available to common shareholders for 2001 is a gain on the sale of a shopping center of $4.3 million. No comparable transaction occurred in the first quarter of 2000.

Rental revenues were $72.7 million in 2001, as compared to $62.2 million in 2000, representing an increase of approximately $10.5 million or 17.0%. Of these increases, property acquisitions and new development contributed $8.2 million in 2001, as compared to $5.9 million for the same period of 2000. The remaining portion of these increases is due to activity at our existing properties. Occupancy of the total portfolio increased to 92.3% as compared to 91.5% as of March 31, 2000. The occupancy of the retail portfolio was 92.5%, up from 91.5% at March 31, 2000, while the industrial portfolio decreased from 94.1% at March 31, 2000 to 91.6%. During the first three months of 2001, WRI completed 205 renewals or leases comprising 1.0 million square feet at an average rental rate increase of 8.1%. Net of the amortized portion of capital costs for tenant improvements, the increased averaged 6.8%.

Gross interest costs, before capitalization of interest, increased by $3.6 million from $10.8 million in the first quarter of 2000 to $14.4 million in the first quarter of 2001. The increase is due primarily to an increase in the average debt outstanding between periods of $595.7 in 2000 to $772.2 million in 2001. The average interest rate increased from 7.2% in 2000 to 7.4% in 2001. The amount of interest capitalized during the period was $2.0 million and $.6 million in 2001 and 2000, respectively.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of WRI's acquisitions and new development programs.

NEWLY  ADOPTED  ACCOUNTING  PRONOUNCEMENTS

On January 1, 2001, WRI adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. Specifically SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instruments qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

WRI hedges the future cash flows of debt transactions principally through interest rate swaps with major financial institutions. WRI has five interest rate swap contracts with an aggregate notional amount of $90 million that convert variable interest payments to fixed interest payments at rates from 6.8% to 7.87%. These swaps have been designated and qualify as cash flow hedges. We have determined these swaps agreements are highly effective in offsetting future vairable interest cash flows of the related debt instruments. As of January 1, 2001, the adoption of the new standard resulted in a cumulative transition adjustment of $1.9 million to accumulated other comprehensive loss, a component of shareholders' equity and a corresponding liability of the same amount. For the three months ended March 31, 2001, the change in fair market value of our interest rate swaps was $1.2 million and was recorded in accumulated other comprehensive loss. We do not anticipate any material reclassifications to earnings from accumulated other comprehensive loss over the next 12 months.

In July 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on EITF Issue No. 00-1,"Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures." This consensus requires that the proportionate share method of presenting balance sheet and income statement information for partnerships and other ventures in which entities have joint interest and control be discontinued, except in limited circumstances. WRI was required to conform with the guidance provided in this Issue effective December 31, 2000. Accordingly, the consolidated financial statements for all periods presented in this Form 10-Q have been restated to conform with the revised presentation.

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

WRI uses fixed and floating-rate debt to finance its capital requirements. These transactions expose WRI to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose WRI to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At March 31, 2001, WRI had fixed-rate debt of $657.3 million and variable-rate debt of $88.3 million, after adjusting for the effect of $90 million of interest rate swaps and $26.0 million of variable-rate notes receivables.

PART  II
OTHER  INFORMATION

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

      (a)    Exhibits  (numbered  in accordance with Item 601 of Regulation
             S-K)

             (12) A statement of computation of ratios of earnings and funds from operations to combined fixed charges and preferred dividends.


      (b)    Reports  on  Form  8-K

                    A Form 8-K, dated January 22, 2001, was filed to report a significant acquisition in response to Item 5., Other Events and Item 7., Financial Statements, Pro Forma Financial Information and Exhibits.

                    A Form 8-K, dated March 22, 2001, was filed to report significant acquisitions in response to Item 2., Acquisitions or Dispositions of Assets and Item 7., Financial Statements, Pro Forma Financial Information and Exhibits.

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



                                               WEINGARTEN  REALTY  INVESTORS
                                               -----------------------------
                                                      (Registrant)



                                               BY:  /s/  Andrew  M.  Alexander
                                                  -----------------------------
                                                       Andrew  M.  Alexander
                                               President/Chief Executive Officer
                                                (Principal  Executive  Officer)




                                               BY:    /s/  Joe  D.  Shafer
                                                  -----------------------------
                                                        Joe  D.  Shafer
                                                   Vice  President/Controller
                                               (Principal  Accounting  Officer)


DATE:     May  15,  2001
          --------------