Form 10-Q/A
period 2001-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2001-07-10
CIK 828916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q/A

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

     The accounts of the Bankruptcy Remote Entities are included in WRI's consolidated financial statements as WRI owns, indirectly, 100% of each of the entities. Additionally, WRI, through its wholly-owned subsidiaries, makes all day to day operating and financial decisions with respect to these properties, subject to approval by the loan servicing agent for certain significant transactions. WRI has the right to prepay the loan at any time, which would eliminate all encumbrances and restrictions.

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



                                               WEINGARTEN  REALTY  INVESTORS
                                               -----------------------------
                                                      (Registrant)



                                               BY:  /s/  Andrew  M.  Alexander
                                                  -----------------------------
                                                       Andrew  M.  Alexander
                                               President/Chief Executive Officer
                                                (Principal  Executive  Officer)




                                               BY:    /s/  Joe  D.  Shafer
                                                  -----------------------------
                                                        Joe  D.  Shafer
                                                   Vice  President/Controller
                                               (Principal  Accounting  Officer)


DATE:     July 10,  2001
          --------------