Form 10-Q
period 2001-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2001-08-14
CIK 828916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q
(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 2001, there were 32,405,500 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.


                                                          PART 1
                                                  FINANCIAL INFORMATION

ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS

                                               WEINGARTEN REALTY INVESTORS
                                STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
                                                       (UNAUDITED)
                                     (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                            Three Months Ended       Six Months Ended
                                                                 June 30,                June 30,
                                                           --------------------    ----------------------
                                                              2001       2000         2001       2000
                                                           ---------  ---------    ----------  ----------
Revenues:
  Rentals . . . . . . . . . . . . . . . . . . . . . . . .  $ 83,392   $ 64,218     $ 156,088   $ 126,372
  Interest income . . . . . . . . . . . . . . . . . . . .       945      1,556         1,868       2,959
  Other . . . . . . . . . . . . . . . . . . . . . . . . .     1,659        708         2,539       1,123
                                                           ---------  ---------    ----------  ----------

       Total. . . . . . . . . . . . . . . . . . . . . . .    85,996     66,482       160,495     130,454
                                                           ---------  ---------    ----------  ----------

Expenses:
  Depreciation and amortization . . . . . . . . . . . . .    17,858     13,720        34,713      27,375
  Interest. . . . . . . . . . . . . . . . . . . . . . . .    16,072     10,601        28,493      20,744
  Operating . . . . . . . . . . . . . . . . . . . . . . .    11,676     10,093        22,339      19,100
  Ad valorem taxes. . . . . . . . . . . . . . . . . . . .    10,464      8,054        19,783      15,980
  General and administrative. . . . . . . . . . . . . . .     2,740      2,053         5,117       3,927
                                                           ---------  ---------    ----------  ----------

       Total. . . . . . . . . . . . . . . . . . . . . . .    58,810     44,521       110,445      87,126
                                                           ---------  ---------    ----------  ----------

Income Before Minority Interest in Income of
  Partnerships and Gain on Sales of Property. . . . . . .    27,186     21,961        50,050      43,328
Minority Interest in Income of Partnerships . . . . . . .    (1,879)    (1,983)       (3,651)     (3,899)
Gain on Sales of Property . . . . . . . . . . . . . . . .       674                    4,984
                                                           ---------  ---------    ----------  ----------

Net Income. . . . . . . . . . . . . . . . . . . . . . . .    25,981     19,978        51,383      39,429
Dividends on Preferred Shares . . . . . . . . . . . . . .     5,010      5,010        10,020      10,020
                                                           ---------  ---------    ----------  ----------
Net Income Available to Common Shareholders . . . . . . .  $ 20,971   $ 14,968      $ 41,363   $  29,409
                                                           =========  =========    ==========  ==========

Net Income Per Common Share - Basic . . . . . . . . . . .  $    .65   $    .56     $    1.33   $    1.10
                                                           =========  =========    ==========  ==========

Net Income Per Common Share - Diluted . . . . . . . . . .  $    .65   $    .56     $    1.33   $    1.10
                                                           =========  =========    ==========  ==========


Net Income. . . . . . . . . . . . . . . . . . . . . . . .  $ 25,981   $ 19,978     $  51,383   $  39,429
                                                           ---------  ---------    ----------  ----------

Other Comprehensive Income:
  Cumulative effect of change in accounting principle
    (SFAS 133) on other comprehensive loss. . . . . . . .                             (1,877)
  Unrealized derivative gain(loss) on interest rate swaps       282                     (987)
  Unrealized derivative gain on forward-starting
    interest rate swaps . . . . . . . . . . . . . . . . .     3,771                    3,771
                                                           ---------  ---------    ----------  ----------
Other Comprehensive Income. . . . . . . . . . . . . . . .     4,053                      907
                                                           ---------  ---------    ----------  ----------

Comprehensive Income. . . . . . . . . . . . . . . . . . .  $ 30,034   $ 19,978     $  52,290   $  39,429
                                                           =========  =========    ==========  ==========



                See Notes to Consolidated Financial Statements.


                                         WEINGARTEN REALTY INVESTORS
                                         CONSOLIDATED BALANCE SHEETS
                               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                   June 30,    December 31,
                                                                                     2001          2000
                                                                                 ------------  ------------
                                                                                  (unaudited)
                                      ASSETS
Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,343,989   $ 1,906,431
Accumulated Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (411,955)     (387,118)
                                                                                 ------------  ------------
    Property - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,932,034     1,519,313


Notes Receivable from Real Estate Joint Ventures and Partnerships . . . . . . .       35,092        31,002
Unamortized Debt and Lease Costs. . . . . . . . . . . . . . . . . . . . . . . .       39,327        38,453
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $2,106 in 2001 and $1,898 in 2000). . . . . . . . . . . . . . . .       19,433        22,273
Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,107        14,825
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29,997        20,145
                                                                                 ------------  ------------

                    Total . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,065,990   $ 1,646,011
                                                                                 ============  ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,080,328   $   869,627
Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . . . . . . .       63,508        69,561
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,808         4,263
                                                                                 ------------  ------------

      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,150,644       943,451
                                                                                 ------------  ------------

Minority Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       75,430        72,693
                                                                                 ------------  ------------

Commitments and Contingencies

Shareholders' Equity:
    Preferred Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 10,000
        7.44% Series A cumulative redeemable preferred shares of
          beneficial interest;  3,000 shares issued and outstanding;
          liquidation preference $25 per share. . . . . . . . . . . . . . . . .           90            90
        7.125% Series B cumulative redeemable preferred shares of
          beneficial interest;  3,600 shares issued and 3,536 and 3,552 shares
          outstanding in 2001 and 2000; liquidation preference $25 per share. .          106           107
        7.0% Series C cumulative redeemable preferred shares of
          beneficial interest;  2,300 shares issued and 2,258 and 2,266 shares
          outstanding in 2001 and 2000; liquidation preference $50 per share. .           68            68
    Common Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 150,000; shares issued and outstanding:
      32,405 in 2001 and 26,921 in 2000 . . . . . . . . . . . . . . . . . . . .          971           807
  Capital Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      976,534       758,363
  Accumulated Dividends in Excess of Net Income . . . . . . . . . . . . . . . .     (138,760)     (129,568)
  Accumulated Other Comprehensive Income. . . . . . . . . . . . . . . . . . . .          907
                                                                                 ------------  ------------
    Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . . . . .      839,916       629,867
                                                                                 ------------  ------------

                    Total . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,065,990   $ 1,646,011
                                                                                 ============  ============


                          See Notes to Consolidated Financial Statements.


                                  WEINGARTEN REALTY INVESTORS
                             STATEMENTS OF CONSOLIDATED CASH FLOWS
                                          (UNAUDITED)
                                    (AMOUNTS IN THOUSANDS)



                                                                         Six Months Ended
                                                                              June 30,
                                                                     ------------------------
                                                                         2001         2000
                                                                     -----------  -----------
Cash Flows from Operating Activities:
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . .  $   51,383   $   39,429
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization . . . . . . . . . . . . . .      34,713       27,375
          Minority interest in income of partnerships . . . . . . .       3,651        3,899
          Gain on sales of property . . . . . . . . . . . . . . . .      (4,984)
          Changes in accrued rent and accounts receivable . . . . .       1,547        6,772
          Changes in other assets . . . . . . . . . . . . . . . . .     (16,101)      (9,327)
          Changes in accounts payable and accrued expenses. . . . .      (8,154)     (13,158)
          Other, net. . . . . . . . . . . . . . . . . . . . . . . .          (4)         119
                                                                     -----------  -----------
            Net cash provided by operating activities . . . . . . .      62,051       55,109
                                                                     -----------  -----------

Cash Flows from Investing Activities:
    Investment in properties. . . . . . . . . . . . . . . . . . . .    (290,127)     (70,050)
    Notes Receivable:
          Advances. . . . . . . . . . . . . . . . . . . . . . . . .      (5,082)     (18,908)
          Collections . . . . . . . . . . . . . . . . . . . . . . .         336          288
    Proceeds from sales and disposition of property . . . . . . . .       6,811
    Investment in real estate joint ventures and partnerships . . .        (811)      (1,049)
                                                                     -----------  -----------
            Net cash used in investing activities . . . . . . . . .    (288,873)     (89,719)
                                                                     -----------  -----------

Cash Flows from Financing Activities:
    Proceeds from issuance of:
          Debt. . . . . . . . . . . . . . . . . . . . . . . . . . .     166,590      108,115
          Common shares of beneficial interest. . . . . . . . . . .     218,089           14
    Principal payments of debt. . . . . . . . . . . . . . . . . . .    (102,465)     (25,891)
    Common and preferred dividends paid . . . . . . . . . . . . . .     (60,574)     (50,097)
    Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . .         464         (453)
                                                                     -----------  -----------
            Net cash provided by financing activities . . . . . . .     222,104       31,688
                                                                     -----------  -----------

Net decrease in cash and cash equivalents . . . . . . . . . . . . .      (4,718)      (2,922)
Cash and cash equivalents at January 1. . . . . . . . . . . . . . .      14,825        8,467
                                                                     -----------  -----------

Cash and cash equivalents at June 30. . . . . . . . . . . . . . . .  $   10,107   $    5,545
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

     Certain reclassifications of prior year's amounts have been made to conform with the current year presentation.

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

     WRI hedges the future cash flows of debt transactions principally through interest rate swaps with major financial institutions. WRI has four interest rate swap contracts with an aggregate notional amount of $70 million that convert variable interest payments to fixed interest payments at rates from 6.80% to 7.87%. These swaps have been designated and qualify as cash flow hedges. We have determined these swap agreements are highly effective in offsetting future variable interest cash flows of the related debt instruments. As of January 1, 2001, the adoption of the new standard resulted in a cumulative transition adjustment of $1.9 million to accumulated other comprehensive income, a component of shareholders' equity, and a corresponding liability of the same amount. For the six months ended June 30, 2001, the change in fair market value of our interest rate swaps was $1.0 million and was recorded in accumulated other comprehensive income.

     On June 25, 2001, WRI entered into two forward-starting interest rate swap contracts with a notional amount of $188.7 million. These contracts have been designated and qualify as cash flow hedges of forecasted interest payments. We have determined these contracts are highly effective in offsetting future variable interest cash flows of fixed-rate debt instruments to be issued in future periods. For the six months ended June 30, 2001, the change in fair market value of our forward-starting interest rate swap contracts was $3.8 million and was recorded in accumulated other comprehensive income and other assets.

     We do not anticipate any material reclassifications to earnings from accumulated other comprehensive income over the next 12 months.

     In July 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on EITF Issue No. 00-1,"Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures." This consensus requires that the proportionate share method of presenting balance sheet and income statement information for partnerships and other ventures in which entities have joint interest and control be discontinued, except in limited circumstances. WRI was required to conform with the guidance provided in this Issue effective December 31, 2000. Accordingly, the consolidated financial statements for all periods of the prior year presented in this Form 10-Q have been restated to conform with the revised presentation.


3.   PER  SHARE  DATA

     Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated, as follows (in thousands):


                                                                 Three Months Ended       Six Months Ended
                                                                      June 30,                June 30,
                                                                --------------------    --------------------
                                                                   2001       2000         2001       2000
                                                                ---------  ---------    ---------  ---------
     Numerator:
     Net income available to common shareholders - basic . . .  $ 20,971   $ 14,968     $ 41,363   $ 29,409
     Income attributable to operating partnership units. . . .        29         42           64         81
                                                                ---------  ---------    ---------  ---------
     Net income available to common shareholders - diluted . .  $ 21,000   $ 15,010     $ 41,427   $ 29,490
                                                                =========  =========    =========  =========

     Denominator:
     Weighted average shares outstanding - basic . . . . . . .    32,090     26,754       31,105     26,730
     Effect of dilutive securities:
           Share options and awards. . . . . . . . . . . . . .       113         54           95         37
           Operating partnership units . . . . . . . . . . . .        51        103           51        117
                                                                ---------  ---------    ---------  ---------
     Weighted average shares outstanding - diluted . . . . . .    32,254     26,911       31,251     26,884
                                                                =========  =========    =========  =========



4.   DEBT

     WRI's  debt  consists  of  the  following  (in  thousands):


                                                                June 30,   December 31,
                                                                  2001         2000
                                                             ------------  ------------
     Fixed-rate debt payable to 2015 at 6.0% to 10.0%. . . . $   688,944   $   545,391
     Variable-rate unsecured notes payable to 2003 . . . . .      50,000        50,000
     Notes payable under revolving credit agreements . . . .     297,780       230,100
     Obligations under capital leases. . . . . . . . . . . .      33,569        33,467
     Industrial revenue bonds to 2015 at 2.8% to 5.25% . . .       5,939         6,010
     Other . . . . . . . . . . . . . . . . . . . . . . . . .       4,096         4,659
                                                             ------------  ------------

          Total. . . . . . . . . . . . . . . . . . . . . . . $ 1,080,328   $   869,627
                                                             ============  ============


     At June 30, 2001, the variable interest rate for notes payable under the $20 and $350 million revolving credit agreements was 4.4% and 4.5%, respectively.

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

     WRI's  debt  can  be  summarized  as  follows  (in  thousands):


                                                      June 30,    December 31,
                                                        2001          2000
                                                    ------------  ------------
     As to interest rate (including the effects of
         interest rate swaps):
             Fixed-rate debt . . . . . . . . . . .  $   780,031   $   645,903
             Variable-rate debt. . . . . . . . . .      300,297       223,724
                                                    ------------  ------------

             Total . . . . . . . . . . . . . . . .  $ 1,080,328   $   869,627
                                                    ============  ============

     As to collateralization:
             Unsecured debt. . . . . . . . . . . .  $   736,265   $   669,106
             Secured debt. . . . . . . . . . . . .      344,063       200,521
                                                    ------------  ------------

             Total . . . . . . . . . . . . . . . .  $ 1,080,328   $   869,627
                                                    ============  ============




     Subsequent to June 30, 2001, the Company completed two additional financing transactions. On July 5, 2001, we entered into a $50 million unsecured term loan with two banks that also participate in our $350 million revolving credit facility. The terms of the $50 million loan are substantially identical to those of our $350 million revolving credit facility, and it also matures on the same date. On July 12, 2001, we sold $200 million of unsecured notes with a coupon of 7%. Net proceeds from the offering totaled $198.3 million and were used to pay down amounts outstanding under our $350 revolving credit facility. Concurrent with the sale of the 7% notes, we settled our $188.7 million forward-starting interest rate swap contracts, resulting in a gain of $1.6 million. These swap contracts had been designated as a cash flow hedge of forecasted interest payments for fixed-rate notes to be issued in future periods, and accordingly, the gain will be amortized over the life of the 7% notes.

     On July 26, 2001, the Company entered into eleven interest rate swaps with an aggregate notional amount of $107.5 million that convert fixed interest payments to variable interest payments at rates from 6.35% to 7.35%. These interest rate swaps have been designated as fair value hedges. We have determined that these contracts will be highly effective in limiting our risk of changes in the fair value of the fixed-rate notes attributable to changes in variable interest rates.

5.   PROPERTY

     WRI's  property  consists  of  the  following  (in  thousands):


                                       June 30,    December 31,
                                         2001          2000
                                     ------------  ------------
     Land . . . . . . . . . . . . .  $   443,317   $   362,987
     Land held for development. . .       25,379        24,013
     Land under development . . . .       47,883        43,240
     Buildings and improvements . .    1,771,229     1,442,536
     Construction in-progress . . .       56,181        33,655
                                     ------------  ------------

     Total. . . . . . . . . . . . .  $ 2,343,989   $ 1,906,431
                                     ============  ============



     Interest and ad valorem taxes capitalized to land under development or buildings under construction was $2.5 million and $1.1 million, respectively, for the quarters ended June 30, 2001 and 2000 and $4.5 million and $1.8 million, respectively, for the six months ended June 30, 2001 and 2000.


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

     The shopping center segment is engaged in the acquisition, development and management of real estate, primarily anchored neighborhood and community shopping centers located in Texas, California, Louisiana, Arizona, Nevada, Arkansas, New Mexico, Oklahoma, Tennessee, Kansas, Colorado, Missouri, Illinois, Florida, Mississippi, North Carolina and Maine. The customer base includes supermarkets, drugstores and other retailers who generally sell basic necessity-type commodities. The industrial segment is engaged in the acquisition, development and management of bulk warehouses and office/service centers. Its properties are located in Texas, Nevada and Tennessee, and the customer base is diverse. Included in "Other" are corporate-related items, insignificant operations and costs that are not allocated to the reportable segments.

     Information concerning WRI's reportable segments is as follows (in thousands):


                                      SHOPPING
                                       CENTER      INDUSTRIAL    OTHER        TOTAL
                                    -------------  ----------  ---------  ------------
     Three Months Ended
     June 30, 2001:
         Revenues . . . . . . . . .  $    73,926   $  10,180   $  1,890   $    85,996
         Net operating income . . .       54,543       7,233      2,080        63,856
         Total assets . . . . . . .    1,735,574     244,901     85,515     2,065,990

     Three Months Ended
     June 30, 2000:
         Revenues . . . . . . . . .  $    55,493   $   8,664   $  2,325   $    66,482
         Net operating income . . .       39,764       6,160      2,411        48,335
         Total assets . . . . . . .    1,156,674     223,041    101,680     1,481,395

     Six Months Ended
     June 30, 2001:
         Revenues . . . . . . . . .  $   136,790   $  19,960   $  3,745   $   160,495
         Net operating income . . .      100,344      14,190      3,839       118,373

     Six Months Ended
     June 30, 2000:
         Revenues . . . . . . . . .  $   108,953   $  17,044   $  4,457   $   130,454
         Net operating income . . .       78,437      12,161      4,776        95,374


     Net operating income reconciles to net income as shown on the Statements of Consolidated Income as follows (in thousands):



                                                              Three Months Ended        Six Months Ended
                                                                   June 30,                 June 30,
                                                             --------------------    ----------------------
                                                               2001       2000          2001        2000
                                                             ---------  ---------    ----------  ----------

     Total segment net operating income. . . . . . . . . . . $ 63,856   $ 48,335     $ 118,373   $  95,374
     Less:
           Depreciation and amortization . . . . . . . . . .   17,858     13,720        34,713      27,375
           Interest. . . . . . . . . . . . . . . . . . . . .   16,072     10,601        28,493      20,744
           General and administrative. . . . . . . . . . . .    2,740      2,053         5,117       3,927
           Minority interest in income of partnerships . . .    1,879      1,983         3,651       3,899
           Gain on sales of property . . . . . . . . . . . .     (674)                  (4,984)
                                                             ---------  ---------    ----------  ----------
     Net Income. . . . . . . . . . . . . . . . . . . . . . . $ 25,981   $ 19,978     $  51,383   $  39,429
                                                             =========  =========    ==========  ==========



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

     On May 7, 2001, we issued an additional 690,000 common shares of beneficial interest in a secondary public offering. Net proceeds of $27.9 million based on a price of $42.85 per share were used to pay down amounts outstanding under our $350 million revolving line of credit. Had this transaction occurred on January 1, 2001, earnings per common share - basic and earnings per common share - diluted would have both decreased by $.02 per share.


8.   BANKRUPTCY  REMOTE  PROPERTIES

     On April 2, 2001, we purchased 19 supermarket-anchored shopping centers, aggregating 2.5 million square feet, in California from Burnham Pacific Properties, Inc. The purchase price for the properties was $277.5 million, including the assumption of approximately $132 million in debt secured by all 19 properties. These properties are located in the Sacramento/San Francisco Bay area (13 properties) and in the Los Angeles area (six properties).

     These 19 properties having a net book value of approximately $276.8 million at June 30, 2001 (collectively the "Bankruptcy Remote Properties", and each a "Bankruptcy Remote Property"), are wholly-owned by various "Bankruptcy Remote Entities". Each Bankruptcy Remote Entity is an indirect subsidiary of the Company. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against the Company, its affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of the Company, any of its affiliates, or any other person or entity. Neither the Company nor any of its affiliates has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity.

     The accounts of the Bankruptcy Remote Entities are included in WRI's consolidated financial statements as WRI owns, indirectly, 100% of each of the entities. Additionally, WRI, through its wholly-owned subsidiaries, makes all day to day operating and financial decisions with respect to these properties, subject to approval by the loan servicing agent for the certain significant transactions. WRI has the right to prepay the loan at any time, which would eliminate all encumbrances and restrictions.

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

Weingarten Realty Investors owned and operated 224 anchored shopping centers, 55 industrial properties, one multi-family residential property and one office building at June 30, 2001. Of WRI's 281 developed properties, 185 are located in Texas (including 98 in Houston and Harris County). Our remaining properties are located in California (19), Louisiana (13), Arizona (12), Nevada (9), Tennessee (7), Arkansas (6), New Mexico (6), Kansas (5), Colorado (5), Oklahoma
(4),  Florida  (4),  Missouri (2), Illinois (1), North Carolina (1), Mississippi
(1) and Maine (1). WRI has 5,200 leases and 4,000 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, value-oriented apparel and discount stores and other retailers, which generally sell basic necessity-type items.

CAPITAL  RESOURCES  AND  LIQUIDITY

WRI anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements. Cash on hand, borrowings under our existing credit facilities, issuance of unsecured debt and the use of project financing, as well as other debt and equity alternatives, will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows was $62.1 million for the first six months of 2001 as compared to $55.1 million for the same period of 2000. The increase was due primarily to WRI's acquisition and new development programs and improvements in the performance of its existing portfolio of properties.

Our Board of Trust Managers approved a quarterly dividend per common share of $.79 for the second quarter of 2001. Our dividend payout ratio on common equity for the second quarter of 2001 and 2000 was 69% and 71%, respectively, based on funds from operations for the applicable period.

WRI invested $343.8 million for the acquisition of 25 shopping centers during the second quarter. On April 2, 2001, we completed the acquisition of 19 supermarket-anchored shopping centers in California. These properties are located in the Sacramento/San Francisco Bay area (13 properties) and in the Los Angeles area (six properties). Anchor merchants include the market's major supermarket companies such as Ralph's (Kroger), Albertson's, Safeway, Raley's and Food 4 Less (Fleming Company). Additionally, the properties include other well-known anchor retailers including Target, K-Mart, Home Depot and Walgreens. These properties added nearly 2.5 million square feet to the portfolio.

On May 15, 2001, we acquired four supermarket-anchored shopping centers in the Memphis, Tennessee market area. Three of the centers are anchored by Kroger and the fourth is anchored by Seessel's (owned by Albertson's). Other anchor retailers include Walgreen Drugs and Stein Mart. These properties total nearly 617,000 square feet and were over 92% leased in the aggregate. With this acquisition, WRI now owns eight properties totaling over 1.3 million square feet in the Memphis area.

On June 6, 2001, we purchased the Venice Pines Shopping Center in Venice, Florida, our fourth property in the state of Florida. This 97,000 square foot center is anchored by Kash N Karry Supermarket and is 91% leased.

On June 29, 2001, we purchased Parkway Pointe Shopping Center in Cary, North Carolina, a suburb of Raleigh. Anchored by Food Lion, Eckerd Drugs and Ace Hardware, the center was 95% leased upon acquisition.

With respect to new development, we have 15 retail developments underway including three joint ventures with our development partner in Denver. These projects, upon completion, will represent an investment of approximately $160 million and will add 1.3 million square feet to the portfolio. We expect to invest approximately $84.0 million in these properties during 2001. These projects with continue to come on-line during the second half of this year and through mid 2002. Additionally, we commenced an $11 million redevelopment of a shopping center in Las Vegas which will include a new 220,000 square foot Super Wal-Mart.

In January, we issued 4.5 million common shares of beneficial interest in a secondary public offering and an additional 200,000 shares in February, as the underwriters exercised their over-allotment option. Net proceeds of $188.1 million, based on a price of $42.19 per share, were used to pay down amounts outstanding under our $350 million revolving line of credit.

On May 7, 2001, we issued an additional 690,000 common shares of beneficial interest in a secondary public offering. Net proceeds of $27.9 million based on a price of $42.85 per share were used to pay down amounts outstanding under our $350 million revolving line of credit.

Total debt outstanding increased to $1.1 billion at quarter-end from $869.6 million at December 31, 2000. This increase was primarily due to the funding of the Company's acquisitions and ongoing development and redevelopment efforts, offset by the use of proceeds from the common equity offerings. Included in total debt outstanding of $1.1 billion at June 30, 2001 is variable-rate debt of $272.3 million, after recognizing the effect of $70.0 million of interest rate swaps and $28.0 million of variable-rate notes receivables.

In March 2001, we filed a $500 million shelf registration statement that can be utilized for the issuance of either debt or equity securities. This registration statement is not yet effective.

Subsequent to June 30, 2001, the Company completed two additional financing transactions. On July 5, 2001, we entered into a $50 million unsecured term loan with two banks that also participate in our $350 million revolving credit facility. The terms of the $50 million loan are substantially identical to those of our $350 million revolving credit facility, and it also matures on the same date. On July 12, 2001, we sold $200 million of unsecured notes with a coupon of 7%. Net proceeds from the offering totaled $198.3 million and were used to pay down amounts outstanding under our $350 revolving credit facility. Concurrent with the sale of the 7% notes, we settled our $188.7 million forward-starting interest rate swap contracts, resulting in a gain of $1.6 million. These swap contracts had been designated as a cash flow hedge of forecasted interest payments for fixed-rate notes to be issued in future periods, and accordingly, the gain will be amortized over the life of the 7% notes.

On July 26, 2001, the Company entered into eleven interest rate swaps with an aggregate notional amount of $107.5 million that convert fixed interest payments to variable interest payments at rates from 6.35% to 7.35%. These interest rate swaps have been designated as fair value hedges. We have determined that these contracts will be highly effective in limiting our risk of changes in the fair value of the fixed-rate notes attributable to changes in variable interest rates.

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

Funds from operations - diluted for the three and six months ended June 30, 2001 and 2000 is calculated as follows:



                                                               Three Months Ended       Six Months Ended
                                                                     June 30,                June 30,
                                                              --------------------    --------------------
                                                                 2001       2000         2001       2000
                                                              ---------  ---------    ---------  ---------

Net income available to common shareholders . . . . . . . . . $ 20,971   $ 14,968     $ 41,363   $ 29,409
Depreciation and amortization . . . . . . . . . . . . . . . .   16,714     13,122       32,387     26,226
Gain on sales of property . . . . . . . . . . . . . . . . . .     (674)                 (4,984)
                                                              ---------  ---------    ---------  ---------
              Funds from operations . . . . . . . . . . . . .   37,011     28,090       68,766     55,635
Funds from operations attributable to operating
  partnership units . . . . . . . . . . . . . . . . . . . . .       53         87          113        170
                                                              ---------  ---------    ---------  ---------
              Funds from operations assuming conversion
                of OP units . . . . . . . . . . . . . . . . . $ 37,064   $ 28,177     $ 68,879   $ 55,805
                                                              =========  =========    =========  =========


Weighted average shares outstanding - basic . . . . . . . . .   32,090     26,754       31,105     26,730
Effect of dilutive securities:
      Share options and awards. . . . . . . . . . . . . . . .      113         54           95         37
      Operating partnership units . . . . . . . . . . . . . .       51        103           51        117
                                                              ---------  ---------    ---------  ---------
Weighted average shares outstanding - diluted . . . . . . . .   32,254     26,911       31,251     26,884
                                                              =========  =========    =========  =========




RESULTS  OF  OPERATIONS
THREE  MONTHS  ENDED  JUNE  30,  2001

Net income available to common shareholders increased to $21.0 million, or $.65 per diluted share, from $15.0 million, or $.56 per diluted share for the second quarter of 2001 as compared with the same quarter of 2000. The increase in net income available to common shareholders is due primarily from the growth in the portfolio from acquisitions and new development. Also, the increase is attributable to a large lease cancellation, offset by a one-time adjustment to administrative expenses in 2001 that is not present in 2000.

Rental revenues were $83.4 million in 2001, as compared to $64.2 million in 2000, representing an increase of approximately $19.2 million or 29.9%. Of these increases, property acquisitions and new development contributed $18.1 million in 2001, as compared to $6.0 million for the same period of 2000. The remaining portion of these increases is due to activity at our existing properties. Occupancy of the total portfolio was unchanged from the prior year at 92.7%. The occupancy of the retail portfolio stood at 92.8% as compared to 92.7% at June 30, 2000, while the occupancy of the industrial portfolio decreased to 92.1% from 92.7% in the prior year. During the first six months of 2001, WRI completed 422 renewals or new leases comprising 1.7 million square feet at an average rental rate increase of 10.2%. Net of the amortized portion of capital costs for tenant improvements, the increased averaged 6.9%.

Gross interest costs, before capitalization of interest, increased by $6.8 million from $11.6 million in the second quarter of 2000 to $18.4 million in the second quarter of 2001. The increase is due primarily to an increase in the average debt outstanding between periods of $641.0 in 2000 to $1.0 billion in 2001. The average interest rate decreased from 7.2% in 2000 to 7.1% in 2001. The amount of interest capitalized during the period was $2.4 million and $1.0 million in 2001 and 2000, respectively.

General and administrative expenses increased by $.7 million to $2.7 million in the second quarter of 2001 from $2.1 million in the same quarter of 2000. The increase is due primarily to an increase in staffing necessitated by the growth in the portfolio from acquisitions and new development, as well as an increase in professional fees from a non-recurring adjustment of $.2 million in June 2001.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of WRI's acquisitions and new development programs.

RESULTS  OF  OPERATIONS
SIX  MONTHS  ENDED  JUNE  30,  2001

Net income available to common shareholders increased to $41.4 million, or $1.33 per diluted share, from $29.4 million, or $1.10 per diluted share for the six months of 2001 as compared with the same period of 2000. The increase in net income available to common shareholders is due primarily from the growth in the portfolio from acquisitions and new development, as well as a gain on the sales of property of $5.0 million in 2001 that is absent from 2000.

Rental revenues were $156.1 million in 2001, as compared to $126.4 million in 2000, representing an increase of approximately $29.7 million or 23.5%. Of these increases, property acquisitions and new development contributed $26.3 million in 2001, as compared to $11.9 million for the same period of 2000. The remaining portion of these increases is due to activity at our existing properties.

Gross interest costs, before capitalization of interest, increased by $10.5 million from $22.4 million for the six months of 2000 to $32.8 million for the six months of 2001. The increase is due primarily to an increase in the average debt outstanding between periods of $616.2 million in 2000 to $905.6 million in 2001. The average interest rate remained unchanged at 7.2% in 2001 and 2000. The amount of interest capitalized during the period was $4.3 million and $1.6 million in 2001 and 2000, respectively.

General and administrative expenses increased by $1.2 million to $5.1 million for the six months of 2001 from $3.9 million for the same period of 2000. The increase is due primarily to an increase in staffing necessitated by the growth in the portfolio from acquisitions and new development, as well as an increase in professional fees from a non-recurring adjustment of $.2 million in June 2001.

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

WRI hedges the future cash flows of debt transactions principally through interest rate swaps with major financial institutions. WRI has four interest rate swap contracts with an aggregate notional amount of $70 million that convert variable interest payments to fixed interest payments at rates from

6.80% to 7.87%. These swaps have been designated and qualify as cash flow hedges. We have determined these swap agreements are highly effective in offsetting future variable interest cash flows of the related debt instruments. As of January 1, 2001, the adoption of the new standard resulted in a cumulative transition adjustment of $1.9 million to accumulated other comprehensive income, a component of shareholders' equity, and a corresponding liability of the same amount. For the six months ended June 30, 2001, the change in fair market value of our interest rate swaps was $1.0 million and was recorded in accumulated other comprehensive income.

On June 25, 2001, WRI entered into two forward-starting interest rate swap contracts with a notional amount of $188.7 million. These contracts have been designated and qualify as cash flow hedges of forecasted interest payments. We have determined these contracts are highly effective in offsetting future variable interest cash flows of fixed-rate debt instruments to be issued in future periods. For the six months ended June 30, 2001, the change in fair market value of our forward-starting interest rate swap contracts was $3.8 million and was recorded in accumulated other comprehensive income and other assets.

We do not anticipate any material reclassifications to earnings from accumulated other comprehensive income over the next 12 months.

In July 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on EITF Issue No. 00-1,"Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures." This consensus requires that the proportionate share method of presenting balance sheet and income statement information for partnerships and other ventures in which entities have joint interest and control be discontinued, except in limited circumstances. WRI was required to conform with the guidance provided in this Issue effective December 31, 2000. Accordingly, the consolidated financial statements for all periods of the prior year presented in this Form 10-Q have been restated to conform with the revised presentation.

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

WRI uses fixed and floating-rate debt to finance its capital requirements. These transactions expose WRI to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose WRI to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At June 30, 2001, WRI had fixed-rate debt of $780.0 million and variable-rate debt of $272.3 million, after adjusting for the effect of $70 million of interest rate swaps and $28.0 million of variable-rate notes receivables.

PART  II
OTHER  INFORMATION

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)    Exhibits (numbered in accordance with Item 601 of Regulation S-K)

            (12) A statement of computation of ratios of earnings and funds from operations to combined fixed charges and preferred dividends.


     (b)    Reports  on  Form  8-K

                    A Form 8-K, dated April 16, 2001, was filed to report a significant acquisition in response to Item 2., Acquisition or Disposition of Assets.

                    A Form 8-K, dated April 26, 2001, was filed to report significant acquisitions in response to Item 5., Other Events and Item 7., Financial Statements, Pro Forma Financial Information and Exhibits.

                    A Form 8-K/A, dated April 30, 2001, was filed to supplement information previously filed on April 26, 2001 in response to Item 5., Other Events.

                    A Form 8-K, dated May 4, 2001, was filed to report an event in response to Item 5., Other Events and
                    Item 7., Financial Statements, Pro Forma Financial Information and Exhibits.

                    A Form 8-K/A, dated June 18, 2001, was filed to supplement information previously filed on April 26, 2001 in response to Item 2., Acquisition or Disposition of Assets and Item 7., Financial Statements, Pro Forma Financial Information and Exhibits.

                    A Form 8-K/A, dated June 21, 2001, was filed to supplement information previously filed on April 30, 2001 in response to Item 5., Other Events.

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



                                        WEINGARTEN  REALTY  INVESTORS
                                        -----------------------------
                                               (Registrant)



                                        BY:    /s/  Andrew  M.  Alexander
                                           ---------------------------------
                                                 Andrew  M.  Alexander
                                           President/Chief Executive Officer
                                            (Principal  Executive  Officer)



                                        BY:      /s/  Joe  D.  Shafer
                                           ---------------------------------
                                                   Joe  D.  Shafer
                                               Vice  President/Controller
                                           (Principal  Accounting  Officer)



DATE:   August  14,  2001
        -----------------