Form 10-K/A
period 2000-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2001-10-25
CIK 828916

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-K/A

(Mark  One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

                                 (713) 866-6000
                        (Registrant's telephone number)

                      Securities registered pursuant to Section 12(b) of the Act.

Title of Each Class                                                Name of each exchange on which registered
-----------------------------------------------------------------  ------------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

     The aggregate market value of the common shares held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on February 23, 2001 was approximately $1,303,669,277. As of February 23, 2001 there were 31,444,025 common shares of beneficial interest, $.03 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held April 20, 2001 are incorporated by reference in Part III.

     Exhibit Index beginning on Page 44

                                    TABLE OF CONTENTS

ITEM NO.                                                                PAGE NO.
--------                                                                --------

                                     PART I

1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1
2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3
3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .     17
4.  Submission of Matters to a Vote of Shareholders . . . . . . . . . . .     17
    Executive Officers of the Registrant. . . . . . . . . . . . . . . . .     18


                                    PART II

5.  Market for Registrant's Common Shares of Beneficial
    Interest and Related Shareholder Matters. . . . . . . . . . . . . . .     19
6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . .     20
7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations . . . . . . . . . . . . . . . . .     23
7A. Quantitative and Qualitative Disclosures About Market Risk. . . . . .     27
8.  Financial Statements and Supplementary Data . . . . . . . . . . . . .     28
9.  Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure . . . . . . . . . . . . . . . . .     48


                                    PART III

10.  Trust Managers and Executive Officers of the Registrant . . . . . . .    49
11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . .    49
12.  Security Ownership of Certain Beneficial Owners and
     Management. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    49
13.  Certain Relationships and Related Transactions. . . . . . . . . . . .    49


                                    PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K . . .   49

                                     PART I

ITEM  1.  BUSINESS

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

Investment and Operating Strategy. WRI's investment strategy is to increase cash flow and the value of its portfolio through intensive, hands-on management of its existing portfolio of assets, selective remerchandising and renovation of properties and the acquisition and development of income-producing real estate assets where the returns on such investments exceed our blended long-term cost of capital. We will also pursue the disposition of selective non-core assets as circumstances warrant, and we believe the sales proceeds can be effectively redeployed into assets with higher growth potential.

At December 31, 2000, neighborhood and community centers represented 83.6% of total revenue, including our share of revenue from unconsolidated joint ventures and excluding our partners share of revenue from consolidated joint ventures, industrial properties accounted for 13.1% and the remainder relates to one apartment complex and one office building, which serves in part as the company's corporate headquarters. We expect to continue to focus the future growth of the portfolio in neighborhood and community centers and bulk and office/service industrial properties, generally in a ratio similar to our current holdings. We expect this external growth to occur in the markets in which we currently operate as well as other markets in the southern half of the U.S. While we do not anticipate investment in other classes of real estate such as multi-family or office assets, we remain open to opportunistic uses of our undeveloped land.

WRI may either purchase or lease income-producing properties in the future, and may also participate with other entities in property ownership through partnerships, joint ventures or similar types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness or such financing or indebtedness may be incurred in connection with acquiring such investments.

WRI may invest in mortgages; however, we currently have only invested in first mortgages to joint ventures or partnerships in which we own an equity interest. We may also invest in securities of other issuers, for the purpose, among others, of exercising control over such entities, subject to the gross income and asset tests necessary for REIT qualification.

Our operating philosophy is based on intensive hands-on management and leasing of our properties. In acquiring and developing properties, we attempt to accumulate enough properties in a geographic area to allow for the establishment of a regional office, which enables us to obtain in-depth knowledge of the market from a leasing perspective and to have easy access to the property and our tenants from a management viewpoint.

Diversification from both a geographic and tenancy perspective is a critical component of our operating strategy. While over 70% of our properties are located in the state of Texas, we continue to expand our holdings outside of the state. With respect to tenant diversification, our two largest merchants, Kroger and Safeway, accounted for 3.5% and 3.4% of our total revenue including our share of revenue from unconsolidated joint ventures and excluding our partners share of revenue from consolidated joint ventures, as of December 31, 2000, respectively. No other tenant accounted for more than 1.4%.

We finance the growth and working capital needs of the company in a conservative manner. With a credit rating of A/a3 from Standard & Poors and Moody's Investor Services, respectively, we have the highest unsecured credit rating of any public REIT. We intend to maintain this conservative approach to managing our balance combined sheet, which , in turn, gives us many options to raising debt or equity capital when needed. At December 31, 2000, our fixed charge coverage ratio was 2.6 to 1 and our debt to total market capitalization was 35%.

WRI's policies with respect to the investment and operating philosophies discussed above are reviewed by our Board of Trust Managers periodically and may be modified without a vote of our shareholders.

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


Competition. WRI is among the five largest publicly-held owners and operators of neighborhood and community shopping centers in the nation based on revenues, number of properties and total market capitalization. There are numerous other developers and real estate companies (both public and private) financial institutions and other investors engaged in the development, acquisition and operation of shopping centers and commercial property who compete with us in our trade areas. This results in competition for both acquisitions of existing income-producing properties and also for prime development sites. There is also competition for tenants to occupy the space that WRI and its competitors develop, acquire and manage.

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

Financial Information. Additional financial information concerning WRI is included in the Consolidated Financial Statements located on pages 29 through 47 herein.

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

General. In 2000, no single property accounted for more than 2.7% of WRI's total assets or 2.6% of gross revenues. Four properties, in the aggregate, represented approximately 9.2% of our gross revenues for the year ended December 31, 2000; otherwise, none of the remaining properties accounted for more than 1.8% of our gross revenues during the same period. The weighted average occupancy rate for all of our improved properties as of December 31, 2000 was 93.0%.

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

We have approximately 4,600 separate leases with 3,500 different tenants, including national and regional supermarket chains, drug stores, discount department stores, junior department stores, other nationally or regionally known stores and a great variety of other regional and local retailers. The large number of locations offered by WRI and the types of traditional anchor tenants help attract prospective new tenants. Some of the national and regional supermarket chains, which are tenants in our centers, include Albertson's, Fiesta, Smith's (Kroger), H.E.B., Kroger Company, Randall's Food Markets (Safeway), Fry's Food Stores (Kroger), Publix, King Soopers, Inc. (Kroger) and Safeway. In addition to these supermarket chains, WRI's nationally and regionally known retail store tenants include Eckerd, Walgreen and Osco (Albertson's) drugstores; Kmart discount stores; Bealls, Palais Royal and Weiner's junior department stores; Kohl's, Marshall's, Office Depot, Office Max, Babies 'R' Us, Ross, Stein Mart and T.J. Maxx off-price specialty stores; Luby's, Piccadilly and Furr's cafeterias; Academy sporting goods; CompUSA, Best Buy, Conn's and Circuit City electronics stores; FAO Schwarz toy store; Cost Plus Imports; Linens 'N Things; Barnes & Noble bookstore; Border's Books; Home Depot; Bed, Bath & Beyond; and the following restaurant chains: Arby's, Burger King, Champ's, Church's Fried Chicken, Dairy Queen, Domino's, Jack-in-the-Box, CiCi Pizza, Long John Silver's, McDonald's, Olive Garden, Outback Steakhouse, Pizza Hut, Shoney's, Steak & Ale, Taco Bell and Whataburger. We also lease space in 3,000 to 10,000 square foot areas to national chains such as the Limited Store, The Gap, One Price Stores, Old Navy, Eddie Bauer and Radio Shack. Other merchants in our portfolio include Al's Formal Wear, Anna's Linens, TGF Haircutters, Clothestime, Big Lots, Jason's Deli, Dollar General, Dress Barn, Family Dollar, Shoe Cents, Fashion Bug, Cloth World, Fox Photo, GNC, Goodyear Tire, Luther's Bar-B-Q, Mattress Firm, Fantastic Sam's, One Price Clothing Stores, Paper Warehouse, Rent-A-Center, Sally Beauty, Souper Salad, Black Eyed Pea, Men's Wearhouse and Tuesday Morning. The diversity of our tenant base is also evidenced in the fact that our largest tenant accounted for only 3.53% of rental revenue during 2000 including our share of revenue from unconsolidated joint ventures and excluding our partners share of revenue from consolidated joint ventures.

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

During 2000, WRI acquired seven shopping centers and made investments in joint ventures that acquired three additional retail centers. The investment in retail properties totaled $184.5 million with our share being $141.3 million, which added 1.4 million square feet to our portfolio. These joint ventures have been accounted for under the equity method.

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

In 2000, WRI acquired land at nine separate locations for the development of retail shopping centers. Two of these acquisitions were made in joint ventures with our development partner in Denver. These joint ventures are included in the consolidated financial statements of WRI as we exercise financial and operating control. Total expenditures on these nine projects during 2000 totaled $41.0 million. At the beginning of 2001, we have 13 retail developments underway which, upon completion, will represent an investment of approximately $140 million and will add 1.2 million square feet to the portfolio. These projects will come on-line beginning in early 2001 through mid 2002.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS

WRI's common shares are listed and traded on the New York Stock Exchange under the symbol "WRI". The number of holders of record of our common shares as of February 23, 2001 was 3,201. The high and low sale prices per share of our common shares, as reported on the New York Stock Exchange composite tape, and dividends per share paid for the fiscal quarters indicated were as follows:

                                      HIGH    LOW    DIVIDENDS
                                     ------  ------  ----------
2000:
     Fourth. . . . . . . . . . . . . $45.00  $40.13  $     0.75
     Third . . . . . . . . . . . . .  43.00   40.06        0.75
     Second. . . . . . . . . . . . .  42.50   36.56        0.75
     First . . . . . . . . . . . . .  40.75   34.56        0.75

1999:
     Fourth. . . . . . . . . . . . . $39.38  $37.00  $     0.71
     Third . . . . . . . . . . . . .  42.44   37.25        0.71
     Second. . . . . . . . . . . . .  43.44   38.25        0.71
     First . . . . . . . . . . . . .  45.63   38.38        0.71

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data with respect to WRI and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and accompanying Notes in "Item 8. Financial Statements and Supplementary Data" and the financial schedules included elsewhere in this Form 10-K/A.

                                 (Amounts in thousands, except per share amounts)
                                             Years Ended December 31,
                                              2000         1999         1998         1997        1996
                                           -----------  -----------  -----------  -----------  ---------
                                                          (As restated, see (1) below)
Revenues (primarily real estate rentals)   $  252,245   $  225,478   $  193,003   $  168,368   $144,963
                                           -----------  -----------  -----------  -----------  ---------
Expenses:
  Depreciation and amortization . . . . .      54,597       48,668       41,051       36,995     32,852
  Interest. . . . . . . . . . . . . . . .      43,190       32,792       33,338       29,695     21,674
  Other . . . . . . . . . . . . . . . . .      77,341       69,774       60,396       53,270     45,385
                                           -----------  -----------  -----------  -----------  ---------
    Total . . . . . . . . . . . . . . . .     175,128      151,234      134,785      119,960     99,911
                                           -----------  -----------  -----------  -----------  ---------

Income from operations. . . . . . . . . .      77,117       74,244       58,218       48,408     45,052
Equity in earnings of joint ventures. . .       4,150        3,655        4,469        4,249      4,278
Minority interest . . . . . . . . . . . .      (2,648)      (2,173)      (1,258)      (1,018)      (955)
Gain on sales of property and securities.         382       20,594          328        3,327      5,563
Extraordinary charge. . . . . . . . . . .                     (190)      (1,392)
                                           -----------  -----------  -----------  -----------  ---------
Net income. . . . . . . . . . . . . . . .  $   79,001   $   96,130   $   60,365   $   54,966   $ 53,938
                                           ===========  ===========  ===========  ===========  =========
Net income available to common
  shareholders. . . . . . . . . . . . . .  $   58,961   $   76,537   $   54,484   $   54,966   $ 53,938
                                           ===========  ===========  ===========  ===========  =========

Cash flows from operations. . . . . . . .  $  122,624   $  113,554   $   93,054   $   85,846   $ 74,636
                                           ===========  ===========  ===========  ===========  =========

Per share data - basic:
    Income before extraordinary charge. .  $     2.20   $     2.88   $     2.09   $     2.06   $   2.03
    Net income. . . . . . . . . . . . . .  $     2.20   $     2.87   $     2.04   $     2.06   $   2.03
    Weighted average number of shares . .      26,775       26,690       26,667       26,638     26,555

Per share data - diluted:
    Income before extraordinary charge. .  $     2.19   $     2.86   $     2.08   $     2.05   $   2.03
    Net income. . . . . . . . . . . . . .  $     2.19   $     2.85   $     2.03   $     2.05   $   2.03
    Weighted average number of shares . .      26,931       26,890       26,869       26,771     26,598

Cash dividends per common share . . . . .  $     3.00   $     2.84   $     2.68   $     2.56   $   2.48

Property (at cost). . . . . . . . . . . .  $1,730,617   $1,484,177   $1,278,466   $1,092,869   $946,755
Total assets. . . . . . . . . . . . . . .  $1,517,581   $1,320,095   $1,117,723   $  948,230   $833,664
Debt. . . . . . . . . . . . . . . . . . .  $  792,353   $  592,978   $  513,361   $  503,287   $385,349

Other data:
Funds from operations (2)
    Net income available to common
     shareholders . . . . . . . . . . . .  $   58,961   $   76,537   $   54,484   $   54,966   $ 53,938
    Depreciation and amortization . . . .      55,344       49,256       41,580       37,544     33,414
    Gain on sales of property
     and securities. . . . . . . . . . . .        (382)     (20,596)        (885)      (3,327)    (5,563)
    Extraordinary charge . . . . . . . . .                      190        1,392
                                           -----------  -----------  -----------  -----------  ---------
       Total . . . . . . . . . . . . . . .  $  113,923   $  105,387   $   96,571   $   89,183   $ 81,789
                                           ===========  ===========  ===========  ===========  =========

(1) As discussed in Note 17 to the Consolidated Financial Statements, WRI has revised its consolidation policies with respect to certain joint ventures and partnerships and, accordingly, has restated its previously issued consolidated financial statements. There is no change in net income or shareholders' equity. The effects of the restatement on the amounts shown in the preceding table are as follows (in thousands):

                                 (Amounts in thousands, except per share amounts)
                                             Years Ended December 31,

                                               2000         1999         1998        1997        1996
                                            -----------  -----------  ----------  ----------  ----------
Revenues, as previously reported . . . . .  $  273,374   $  236,651     204,709     180,228     156,632
Adjustment . . . . . . . . . . . . . . . .     (21,129)     (11,173)    (11,706)    (11,860)    (11,669)
Revenues, as restated. . . . . . . . . . .     252,245      225,478     193,003     168,368     144,963

Depreciation and amortization, as
previously reported
  previously reported. . . . . . . . . . .      58,518       50,659      42,949      38,985      34,774
Adjustment . . . . . . . . . . . . . . . .      (3,921)      (1,991)     (1,898)     (1,990)     (1,922)
                                            -----------  -----------  ----------  ----------  ----------
Depreciation and amortization, as restated      54,597       48,668      41,051      36,995      32,852

Interest expense, as previously reported .      45,545       32,941      33,900      30,274      22,219
Adjustment . . . . . . . . . . . . . . . .      (2,355)        (149)       (562)       (579)       (545)
                                            -----------  -----------  ----------  ----------  ----------
Interest expense, as restated. . . . . . .      43,190       32,792      33,338      29,695      21,674

Other expense, as previously reported. . .      82,651       72,685      63,505      56,410      48,566
Adjustment . . . . . . . . . . . . . . . .      (5,310)      (2,911)     (3,109)     (3,140)     (3,181)
                                            -----------  -----------  ----------  ----------  ----------
Other expense, as restated . . . . . . . .      77,341       69,774      60,396      53,270      45,385

Income from operations, as
  previously reported. . . . . . . . . . .      86,660       80,366      64,355      54,559      51,073
Adjustment . . . . . . . . . . . . . . . .      (9,543)      (6,122)     (6,137)     (6,151)     (6,021)
                                            -----------  -----------  ----------  ----------  ----------
Income from operations, as restated. . . .      77,117       74,244      58,218      48,408      45,052

Equity in earnings of joint ventures, as
  previously reported
Adjustment . . . . . . . . . . . . . . . .       4,150        3,655       4,469       4,249       4,278
Equity in earnings of joint ventures,
                                            -----------  -----------  ----------  ----------  ----------
  as restated. . . . . . . . . . . . . . .       4,150        3,655       4,469       4,249       4,278

Gain on sales of property, as
  previously reported. . . . . . . . . . .         382       20,877       1,443       3,327       5,563
Adjustment                                                     (283)     (1,115)
                                            -----------  -----------  ----------  ----------  ----------
Gain on sales of property, as restated . .         382       20,594         328       3,327       5,563

Minority interest, as previously reported.       8,041        4,923       4,041       2,920       2,698
Adjustment . . . . . . . . . . . . . . . .      (5,393)      (2,750)     (2,783)     (1,902)     (1,743)
                                            -----------  -----------  ----------  ----------  ----------
Minority interest, as restated . . . . . .       2,648        2,173       1,258       1,018         955

Property (at cost), as previously reported   1,906,431    1,595,346   1,335,495   1,151,430   1,003,889
Adjustment . . . . . . . . . . . . . . . .    (175,814)    (111,169)    (57,029)    (58,561)    (57,134)
                                            -----------  -----------  ----------  ----------  ----------
Property (at cost), as restated. . . . . .   1,730,617    1,484,177   1,278,466   1,092,869     946,755

Total assets, as previously reported . . .   1,646,011    1,382,709   1,139,475     970,682     855,266
Adjustment . . . . . . . . . . . . . . . .    (128,430)     (62,614)    (21,752)    (22,452)    (21,602)
                                            -----------  -----------  ----------  ----------  ----------
Total assets, as restated. . . . . . . . .   1,517,581    1,320,095   1,117,723     948,230     833,664

Debt, as previously reported . . . . . . .     869,627      595,843     518,555     510,513     392,423
Adjustment . . . . . . . . . . . . . . . .     (77,274)      (2,865)     (5,194)     (7,226)     (7,074)
                                            -----------  -----------  ----------  ----------  ----------
Debt, as restated. . . . . . . . . . . . .     792,353      592,978     513,361     503,287     385,349

(2)  The  Board  of  Governors  of  the  National  Association  of  Real  Estate
     Investment Trusts defines funds from operations as net income (loss) computed in accordance with generally accepted accounting principles, excluding gains or losses from sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. We calculate FFO in a manner consistent with the NAREIT definition. Most industry analysts and equity REITs, including Weingarten, believe FFO is an alternative measure of performance relative to other REITs. There can be no assurance that FFO presented by Weingarten is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements, or principal payments on indebtedness.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WRI's financial statements for the years ended December 31, 2000, 1999 and 1998 have been restated as discussed in Note 17 to the accompanying consolidated financial statements. The information included in the following discussion gives effect to that restatement. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations.

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

CAPITAL  RESOURCES  AND  LIQUIDITY

WRI anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements. Cash on hand, internally-generated cash flow, borrowings under our existing credit facilities, issuance of unsecured debt and the use of project financing, as well as other debt and equity alternatives, will provide the necessary capital to achieve planned growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows increased to $122.6 million in 2000 from $113.6 million for 1999 and $93.1 million for 1998.

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

In 2000, WRI acquired land at nine separate locations for the development of retail shopping centers. Two of these acquisitions were made in joint ventures with our development partner in Denver. These joint ventures are included in the consolidated financial statements of WRI as we exercise financial and operating control. Our share of total expenditures on these nine projects during 2000 totaled $41.0 million. We also invested an additional $17.0 million in projects which were under development at the beginning of 2000, and $37.3 million in renovating, expanding and maintaining our existing properties. At the beginning of 2001, we have 13 retail developments underway which, upon completion, will represent an investment of approximately $140 million and will add 1.2 million square feet to the portfolio. These projects will come on-line beginning in early 2001 through mid 2002. We expect to invest approximately $67.0 million in these properties during 2001.

Capitalized expenditures for acquisitions, new development and additions to the existing portfolio were, in millions, $240.0, $213.2 and $176.0 during 2000, 1999 and 1998, respectively. All of the acquisitions and new development during 2000 were either initially financed under WRI's revolving credit facilities or funded with excess cash flow from our existing portfolio of properties. WRI's share of capitalized expenditures for unconsolidated joint ventures and partnerships were, in millions: $20.2, $11.1 and $.5 during 2000, 1999 and 1998.

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


In July 2000, the Company issued a two-year $25 million variable-rate, unsecured medium term note that bears interest at 50 basis points over LIBOR and a three-year $25 million variable-rate note that bears interest at 60 basis points over LIBOR. At the time of issuance, the interest rates were 7.23% and 7.33%, respectively. During November and December of 2000, we entered into interest rate swap agreements, which fix the interest rates on these notes. We have determined these swap agreements are highly effective in offsetting future variable interest cash flows of the medium term notes and, accordingly, they have been designated as cash flow hedges. These swaps fix the interest rates at 7.02% and 6.80% for the two and three year notes, respectively.

In December 2000, we completed three medium term note transactions totaling $36 million which included a twelve-year $11 million note bearing interest at 7.5%, a ten-year $10 million note bearing interest at 7.4% and a ten-year $15 million note bearing interest at 7.5%.

In conjunction with acquisitions completed during 2000, we assumed $30.7 million of non-recourse debt secured by the related properties. The weighted average interest rate on this debt is 8.1%, and the average remaining life is 5.0 years. Additionally, non-recourse debt secured by retail properties held by joint ventures in which we participate was issued during 2000, our share of which totaled 17.8 million. The weighted average interest rate on our share of this debt is 7.9%.

WRI had a $200 million unsecured revolving credit facility, which expired in November of 2000. Concurrently, we entered into a new three-year $350 million unsecured revolving credit facility with a syndicate of banks. This facility will mature in November of 2003 and contains a one-year extension, at our sole option. The facility bears interest at a rate of LIBOR plus 50 basis points. Additionally, the facility includes a competitive bid option that allows WRI to hold auctions at lower pricing for short-term funds for up to $175 million. WRI also has an unsecured and uncommitted overnight credit facility totaling $20 million to be used for cash management purposes. WRI will maintain adequate funds available under the $350 million revolving credit facility at all times to cover the outstanding balance under the $20 million facility. WRI has three interest rate swap contracts with an aggregate notional amount of $40 million which fix interest rates on a like amount of the $350 million revolver at 7.8%. One contract with a notional amount of $20 million expires in May of 2001 and the other two contracts expire in June of 2004. We have determined these swap agreements are highly effective in offsetting future variable interest cash flows of the revolving credit debt and, accordingly, they have been designated as cash flow hedges.


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


Total debt outstanding increased to $792.4 million at December 31, 2000 from $593.0 million at December 31, 1999, primarily to fund acquisitions and new development. Total debt at December 31, 2000 includes $572.8 million on which interest rates are fixed, including the net effect of our $100.5 million of interest rate swaps, and $219.6 million which bears interest at variable rates. Additionally, debt totaling $123.2 million is secured by operating properties while the remaining $669.1 million is unsecured.

WRI will continue to closely monitor both the debt and equity markets and carefully consider its available alternatives, including both public and private placements.

RESULTS  OF  OPERATIONS

Rental revenues increased 10.5%, or $23.1 million, from $220.6 million in 1999 to $243.6 million in 2000 and by 16.3%, or $31.0 million, from $189.6 million in 1998. Of these increases, property acquisitions and new development contributed $21.5 million in 2000 and $27.0 million in 1999. The remaining portion of these increases is due to activity at our existing properties. Occupancy of our shopping centers increased to 93.4% at December 31, 2000 from 91.3% at the end of 1999. Occupancy of our industrial portfolio increased slightly from 91.0% at the end of 1999 to 91.2% at December 31, 2000 and occupancy of the total portfolio increased from 91.3% to 93.0% at year-end. These increases are due to a generally strong leasing environment in most of the markets in which we operate, and more specifically, the leasing of a substantial portion of large vacancies that arose in the latter part of 1999. In 2000, we completed 1,008 renewals or new leases comprising 4.9 million square feet at an average rental rate increase of 10.0%. Net of the amortized portion of capital costs for tenant improvements, the increase averaged 6.4%. Occupancy of our total portfolio decreased from 93.1% at December 31, 1998 to 91.3% at the end of 1999. In 1999, we completed 894 renewals or new leases comprising 4.8 million square feet at an average rental rate increase of 9.5%. Net of the amortized portion of capital costs for tenant improvements, the increase averaged 5.9%.

Interest income totaled $5.5 million in 2000, $3.1 million in 1999 and $2.1 million in 1998. The increase in income in 2000 and 1999 was due to the funding of interim loans to our joint venture partners, pending the completion of permanent financing with third parties. Interest income should decrease in 2001 as this permanent financing was finalized during 2000.

Direct costs and expenses of operating our properties (i.e., operating and ad valorem tax expenses) increased to $69.1 million in 2000 from $62.3 million in 1999 and $53.3 million in 1998. These increases are primarily due to property acquired and developed during these periods. Overall, direct operating costs and expenses as a percentage of rental revenues were 28% in 2000, 1999 and 1998. Bad debt expense increased from $.2 million in 1999 to $.9 million in 2000 due to tenant bankruptcies in 2000, primarily Weiners and Stage Stores. This resulted in an increase in the allowance for doubtful accounts from $.9 million in 1999 to $1.9 million in 2000.

Depreciation and amortization have increased to $54.6 million in 2000 from $48.7 million in 1999 and $41.1 million in 1998, also as a result of the properties acquired and developed during these periods. General and administrative expense has increased to $8.2 million in 2000 from $7.5 million in 1999 and $7.1 million in 1998. These increases are due to normal compensation increases as well as increases in staffing necessitated by the growth in the portfolio.

Gross interest costs, before capitalization of interest to development projects, increased from $35.8 million in 1999 to $47.4 million in 2000. This increase in interest cost was due mainly to an increase in the average debt outstanding from $499.7 million for 1999 to $652.9 million for 2000. The weighted-average interest rate increased from 7.14% in 1999 to 7.23% in 2000. Interest expense, net of amounts capitalized, increased $10.4 million from 1999. The amount of interest capitalized increased to $4.2 million in 2000 from $3.0 million in 1999 due to an increase in the amount of development activity during the year. Comparing 1999 to 1998, gross interest costs increased from $34.7 million in 1998 to $35.8 million in 1999. This was due to an increase in the average debt outstanding from $488.6 million in 1998 to $499.7 million in 1999. The weighted-average interest rate increased between the two periods from 7.10% in 1998 to 7.14% in 1999. Interest expense, net of amounts capitalized, decreased $.5 million from 1998. The amount of interest capitalized increased to $3.0 million in 1999 from $1.4 million in 1998 due to an increase in the amount of development activity during the year.

The gain on sale of $20.6 million in 1999 was due primarily to the sale of 28.5 acres of undeveloped land and an 80% interest in certain industrial properties to American National Insurance Company.

FUNDS  FROM  OPERATIONS

The Board of Governors of the National Association of Real Estate Investment Trusts defines funds from operations as net income (loss) computed in accordance with generally accepted accounting principles, excluding gains or losses from sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. We calculate FFO in a manner consistent with the NAREIT definition. Most industry analysts and equity REITs, including Weingarten, believe FFO is an alternative measure of performance relative to other REITs.

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

Funds from operations is calculated as follows (in thousands):

                                                                       2000       1999       1998
                                                                     ---------  ---------  --------
Net income available to common shareholders . . . . . . . . . . . .  $ 58,961   $ 76,537   $54,484
Depreciation and amortization . . . . . . . . . . . . . . . . . . .    53,624     48,099    40,387
Depreciation and amortization of unconsolidated joint ventures. . .     1,720      1,157     1,193
Gain on sales of property . . . . . . . . . . . . . . . . . . . . .      (382)   (20,594)     (328)
Gain on sales of property of unconsolidated joint ventures                            (2)     (557)
Extraordinary charge - early retirement of debt                                      190     1,392
                                                                     ---------  ---------  --------
              Funds from operations . . . . . . . . . . . . . . . .   113,923    105,387    96,571
Funds from operations attributable to operating
  partnership units . . . . . . . . . . . . . . . . . . . . . . . .       305        318        95
                                                                     ---------  ---------  --------
              Funds from operations assuming conversion of OP units  $114,228   $105,705   $96,666
                                                                     =========  =========  ========

Weighted average shares outstanding - basic . . . . . . . . . . . .    26,775     26,690    26,667
Effect of dilutive securities:
      Share options and awards. . . . . . . . . . . . . . . . . . .        52         58       132
      Operating partnership units . . . . . . . . . . . . . . . . .       104        142        70
                                                                     ---------  ---------  --------
Weighted average shares outstanding - diluted . . . . . . . . . . .    26,931     26,890    26,869
                                                                     =========  =========  ========



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

NEW  ACCOUNTING  PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, was issued. This statement requires that an entity recognize all derivatives as either assets or liabilities and measure the instruments at fair value. The accounting for changes in fair value of a derivative depends upon its intended use. WRI adopted the provisions of this statement in the first quarter of fiscal year 2001. Based upon valuations at December 31, 2000, WRI would record liabilities totaling $1.9 million with a corresponding entry to other comprehensive income at that date relating to interest rate swaps that have been designated as cash flow hedges. The effect of this pronouncement on net income will be insignificant.


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

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK


WRI uses fixed and floating-rate debt to finance its capital requirements. These transactions expose WRI to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose WRI to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At December 31, 2000, WRI had fixed-rate debt of $572.8 million and variable-rate debt of $219.6 million, after adjusting for the effect of interest rate swaps. We also had variable-rate notes receivable from joint venture partners totaling $23.8 million at year-end. In the event interest rates were to increase 100 basis points, net income, funds from operations and future cash flows would decrease $2.0 million based upon the variable-rate debt and notes receivable outstanding at December 31, 2000.

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


     As discussed in Note 17, the accompanying consolidated financial statements have been restated.



DELOITTE  &  TOUCHE  LLP

Houston,  Texas
February 28, 2001 (October 24, 2001 as to Note 17)

                          STATEMENTS OF CONSOLIDATED INCOME
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          Years Ended December 31,
                                                      -------------------------------
                                                        2000       1999       1998
                                                      ---------  ---------  ---------
                                                          (As restated, Note 17)
Revenues:
  Rentals . . . . . . . . . . . . . . . . . . . . . . $243,633   $220,552   $189,563
  Interest income. . . . . . . . . . . . . . . . . .     5,476      3,097      2,060
  Other. . . . . . . . . . . . . . . . . . . . . .  .    3,136      1,829      1,380

     Total. . . . . . . . . . . . . . . . . . . . . .  252,245    225,478    193,003

Expenses:
  Depreciation and amortization. . . . . . . . . . . .  54,597     48,668     41,051
  Interest. . . . . . . . . . . . . . . . . . . . . .   43,190     32,792     33,338
  Operating. . . . . . . . . . . . . . . . . . . . . .  37,689     34,480     29,432
  Ad valorem taxes. . . . . . . . . . . . . . . . . .   31,439     27,781     23,845
  General and administrative. . . . . . . . . . . . .    8,213      7,513      7,119

     Total. . . . . . . . . . . . . . . . . . . . . .  175,128    151,234    134,785

Income Before Equity in Earnings of Joint Ventures,
  Minority Interest in Income of Partnerships, Gain
  on Sales of Property,  and Extraordinary Charge. .    77,117     74,244     58,218
Equity in Earnings of Joint Ventures . . . . . . . .     4,150      3,655      4,469
Minority Interest in Income of Partnerships. . . . .    (2,648)    (2,173)    (1,258)
Gain on Sales of Property. . . . . . . . . . . . . .       382     20,594        328
Income Before Extraordinary Charge. . . . . . . . . .   79,001     96,320     61,757
                                                      ---------  ---------  ---------
Extraordinary Charge (early retirement of debt) . . .                (190)    (1,392)
Net Income. . . . . . . . . . . . . . . . . . . . . . $ 79,001   $ 96,130   $ 60,365
                                                      ---------  ---------  ---------
Net Income Available to Common Shareholders . . . . . $ 58,961   $ 76,537   $ 54,484
                                                      =========  =========  =========

Net Income Per Common Share - Basic:
    Income Before Extraordinary Charge . . . . . . .  $   2.20   $   2.88   $   2.09
    Extraordinary Charge. . . . . . . . . . . . . . .                (.01)      (.05)
                                                      ---------  ---------  ---------
    Net Income. . . . . . . . . . . . . . . . . . . . $   2.20   $   2.87   $   2.04
                                                      =========  =========  =========

Net Income Per Common Share - Diluted:
    Income Before Extraordinary Charge . . . . . . .  $   2.19   $   2.86   $   2.08
    Extraordinary Charge . . . . . . . . . . . . . .                 (.01)      (.05)
                                                      ---------  ---------  ---------
    Net Income . . . . . . . . . . . . . . . . . . .  $   2.19   $   2.85   $   2.03
                                                      =========  =========  =========


                 See Notes to Consolidated Financial Statements.

                                  CONSOLIDATED BALANCE SHEETS
                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             December 31,
                                                                       ------------------------
                                                                          2000         1999
                                                                       -----------  -----------
                                                                         (As restated, Note 17)
                                        ASSETS

Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,730,617   $1,484,177
Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . . .   (365,344)    (322,386)
                                                                       -----------  -----------
    Property - net . . . . . . . . . . . . . . . . . . . . . . . . . .  1,365,273    1,161,791
Investment in Real Estate Joint Ventures . . . . . . . . . . . . . . .     27,871       18,782
                                                                       -----------  -----------
     Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,393,144    1,180,573
                                                                       -----------  -----------

Notes Receivable from Real Estate Joint Ventures and Partnerships. . .     38,636       69,158
Unamortized Debt and Lease Costs . . . . . . . . . . . . . . . . . . .     36,970       29,773
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $1,884 in 2000 and $909 in 1999) . . . . . . . . . . . .     24,485       19,373
Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . .       7,321        4,603
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17,025       16,615
                                                                       -----------  -----------
               Total. . . . . . . . . . . . . . . . . . . . . . . . .  $1,517,581   $1,320,095
                                                                       ===========  ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  792,353   $  592,978
Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . . .     63,884       57,059
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,891        4,637
                                                                       -----------  -----------

     Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     860,128      654,674
                                                                       -----------  -----------

Minority Interest. . . . . . . . . . . . . . . . . . . . . . . . . .       27,586       19,519
                                                                       -----------  -----------

Commitments and Contingencies

Shareholders' Equity:
  Preferred Shares of Beneficial Interest - par value, $.03 per share;
    shares authorized: 10,000
      7.44% Series A cumulative redeemable preferred shares of
        beneficial interest;  3,000 shares issued and outstanding;
        liquidation preference $25 per share . . . . . . . . . . . .           90           90
      7.125% Series B cumulative redeemable preferred shares of
        beneficial interest;  3,600 shares issued and 3,552 and
        3,600 shares outstanding in 2000 and 1999; liquidation
        preference $25 per share. . . . . . . . . . . . . . . . . .           107          108
      7.0% Series C cumulative redeemable preferred shares of
        beneficial interest;  2,300 shares issued and 2,266 and
        2,297 shares outstanding in 2000 and 1999; liquidation
        preference $50 per share. . . . . . . . . . . . . . . . . .            68           69
  Common Shares of Beneficial Interest - par value, $.03 per share;
    shares authorized: 150,000; shares issued and outstanding:
    26,921 in 2000 and 26,695 in 1999. . . . . . . . . . . . . . . .          807          801
  Capital Surplus. . . . . . . . . . . . . . . . . . . . . . . . . .      758,363      753,030
  Accumulated Dividends in Excess of Net Income. . . . . . . . . . .     (129,568)    (108,193)
  Deferred Compensation Obligation. . . . . . . . . . . . . . . . . .                       (3)
                                                                       -----------  -----------
      Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . .     629,867      645,902
                                                                       -----------  -----------

               Total. . . . . . . . . . . . . . . . . . . . . . . . .  $1,517,581   $1,320,095
                                                                       ===========  ===========


                 See Notes to Consolidated Financial Statements.

                            STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    (AMOUNTS IN THOUSANDS)

                                                                 Years Ended December 31,
                                                           ----------------------------------
                                                              2000        1999        1998
                                                           ----------  ----------  ----------
                                                                 (As restated, Note 17)

Cash Flows from Operating Activities:
  Net income                                               $  79,001   $  96,130   $  60,365
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                           54,597      48,668      41,051
      Equity in earnings of joint ventures                    (4,150)     (3,655)     (4,469)
      Minority interest in income of partnerships              2,648       2,173       1,258
      Gain on sales of property                                 (382)    (20,594)       (328)
      Extraordinary charge (early retirement of debt)                        190       1,392
      Changes in accrued rent and accounts receivable         (5,171)     (4,215)       (463)
      Changes in other assets                                (15,577)    (13,078)    (12,717)
      Changes in accounts payable and accrued expenses         6,067       5,595       5,410
      Other, net                                               5,591       2,340       1,555
                                                           ----------  ----------  ----------
          Net cash provided by operating activities          122,624     113,554      93,054
                                                           ----------  ----------  ----------

Cash Flows from Investing Activities:
  Investment in properties                                  (228,068)   (185,667)   (171,601)
  Notes receivable:
     Advances                                                (41,786)    (20,602)    (12,598)
     Collections                                              75,054       9,761       4,408
  Proceeds from sales and disposition of property              3,368      15,010       1,109
  Purchase of marketable debt securities                                             (14,951)
  Proceeds from sales of marketable debt securities                       15,000      12,229
  Real estate joint ventures and partnerships:
     Investments                                             (12,475)     (3,368)       (882)
     Distributions                                             3,241       4,057       3,665
  Other, net                                                    (514)         (4)        241
                                                           ----------  ----------  ----------
          Net cash used in investing activities             (201,180)   (165,813)   (178,380)
                                                           ----------  ----------  ----------

Cash Flows from Financing Activities:
  Proceeds from issuance of:
     Debt                                                    211,557     125,898     136,363
     Common shares of beneficial interest                      1,398         546         301
     Preferred shares of beneficial interest                             111,263     159,552
  Principal payments of debt                                 (28,161)    (85,532)   (134,210)
  Common and preferred dividends paid                       (100,376)    (95,397)    (77,347)
  Other, net                                                  (3,144)       (628)       (354)
                                                           ----------  ----------  ----------
          Net cash provided by financing activities           81,274      56,150      84,305
                                                           ----------  ----------  ----------

Net increase (decrease) in cash and cash equivalents           2,718       3,891      (1,021)
Cash and cash equivalents at January 1                         4,603         712       1,733
                                                           ----------  ----------  ----------

Cash and cash equivalents at December 31                   $   7,321   $   4,603   $     712
                                                           ==========  ==========  ==========


                 See Notes to Consolidated Financial Statements.

                                  STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                              (AMOUNTS IN THOUSANDS)

                                   Years Ended December 31, 2000, 1999 and 1998



                                               Preferred      Common                 Accumulated
                                               Shares of     Shares of               Dividends in      Deferred
                                               Beneficial   Beneficial    Capital     Excess of      Compensation
                                                Interest     Interest     Surplus     Net Income      Obligation
                                              ------------  -----------  ---------  --------------  --------------
Balance, January 1, 1998  . . . . . . . . . .               $       800  $481,130   $     (91,944)
  Net income . . . . . . . . . . . . . . . .                                               60,365
  Issuance of Series A preferred shares . .   $        90                  72,422
  Issuance of Series B preferred shares . . .         108                  86,932
  Shares issued under benefit plans . . . . .                                 696
  Dividends declared - common shares . . . .                                              (71,466)
  Dividends declared - preferred shares . . .                                              (5,881)
  Adjustment for cumulative effect of adopting
    accounting for deferred compensation
     plan:
       Common shares held in plan . . . . .                                                         $      (3,531)
       Deferred compensation obligation . . .                                                               3,458
                                              ------------  -----------  ---------  --------------  --------------
Balance, December 31, 1998 . . . . . . . . .          198           800   641,180        (108,926)            (73)
  Net income . . . . . . . . . . . . . . . .                                               96,130
  Issuance of Series C preferred shares . . .          69                 111,119
  Shares issued under benefit plans . . . .                           1       883
  Dividends declared - common shares . . . .                                              (75,804)
  Dividends declared - preferred shares . . .                                             (19,593)
  Redemption of Series C preferred shares . .                                (152)
  Deferred compensation obligation . . . . .                                                                   70
                                              ------------  -----------  ---------  --------------  --------------
Balance, December 31, 1999 . . . . . . . . .          267           801   753,030        (108,193)             (3)
  Net income . . . . . . . . . . . . . . . .                                               79,001
  Shares issued under benefit plans . . . . .                         2     1,783
  Shares issued in exchange for interest
    in limited partnerships . . . . . . . . .                         2     3,554
  Dividends declared - common shares. . . . .                                             (80,336)
  Dividends declared - preferred shares . . .                                             (20,040)
  Redemption of Series B preferred shares. .           (1)            1        (2)
  Redemption of Series C preferred shares. .           (1)            1        (2)
  Deferred compensation obligation . . . . .                                                                    3
                                              ------------  -----------  ---------  --------------  --------------
Balance, December 31, 2000 . . . . . . . . .  $       265   $       807  $758,363   $    (129,568)  $           -
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

Basis  of  Presentation
In July 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on EITF Issue No. 00-1, "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures." This consensus requires that the proportionate share method of presenting balance sheet and income statement information for partnerships and other ventures in which entities have joint interest and control be discontinued, except in limited circumstances. WRI was required to conform with the guidance provided in this Issue effective December 31, 2000. Accordingly, the consolidated financial statements for all periods have been restated to include the accounts of WRI and its subsidiaries, as well as 100% of the accounts of joint ventures and partnerships over which WRI exercises financial and operating control and the related amounts of minority interests. All significant intercompany balances and transactions have been eliminated. Investments in joint ventures and partnerships where WRI has the ability to exercise significant influence but does not exercise financial and operating control are accounted for using the equity method.

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

Property
Real estate assets are stated at cost less accumulated depreciation, which, in the opinion of management, is not in excess of the individual property's estimated undiscounted future cash flows, including estimated proceeds from disposition. Depreciation is computed using the straight-line method, generally over estimated useful lives of 18-50 years for buildings and 10-20 years for parking lot surfacing and equipment. Major replacements where the betterment extends the useful life of the asset are capitalized and the replaced asset and corresponding accumulated depreciation are removed from the accounts. All other maintenance and repair items are charged to expense as incurred.

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

Per  Share  Data
Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated, as follows (in thousands):

                                                         2000     1999     1998
                                                       -------  -------  -------
Numerator:
Net income available to common shareholders - basic .  $58,961  $76,537  $54,484
Income attributable to operating partnership units . .     131      141       37
                                                       -------  -------  -------
Net income available to common shareholders - diluted  $59,092  $76,678  $54,521
                                                       =======  =======  =======

Denominator:
Weighted average shares outstanding - basic . . . . .   26,775   26,690   26,667
Effect of dilutive securities:
    Share options and awards . . . . . . . . . . . . .      52       58      132
    Operating partnership units . . . . . . . . . . .      104      142       70
                                                       -------  -------  -------
Weighted average shares outstanding - diluted . . . .   26,931   26,890   26,869
                                                       =======  =======  =======

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

Statements  of  Cash  Flows
WRI considers all highly liquid investments with original maturities of three months or less as cash equivalents. WRI issued .1 million common shares of beneficial interest in 2000 valued at $3.6 million in exchange for interests in limited partnerships which had been formed to acquire operating properties. We assumed debt and/or capital lease obligations totaling $30.7 million, $39.1 million and $6.7 million in connection with purchases of property during 2000, 1999 and 1998, respectively. We issued limited partnership interests in exchange for property valued at $4.0 million in 1998, and in connection with the sale of improved properties in 1999, we received notes receivable totaling $41.4 million.

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

Reclassifications
Certain reclassifications of prior years' amounts have been made to conform with the current year presentation.

NOTE  2.  DEBT

WRI's debt consists of the following (in thousands):

                                                               DECEMBER 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Fixed-rate debt payable to 2015 at 6.0% to 10.0% . . . . .  $472,271  $423,906
Variable-rate unsecured notes payable. . . . . . . . . . .    50,000
Unsecured notes payable under revolving credit agreements.   230,100   114,000
Obligations under capital leases . . . . . . . . . . . . .    33,467    48,467
Industrial revenue bonds payable to 2015 at 5.0% to 7.1% .     6,010     6,141
Other. . . . . . . . . . . . . . . . . . . . . . . . . . .       505       464
                                                            --------  --------

     Total. . . . . . . . . . . . . . . . . . . . . . . .   $792,353  $592,978
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

At December 31, 2000, the variable interest rate for notes payable under the $20 million revolving credit agreement was 7.0%. During 2000, the maximum balance and weighted average balance outstanding under all three credit facilities were $232.9 million and $152.5 million, respectively, at an average interest rate of 6.97%. WRI made cash payments for interest on debt, net of amounts capitalized, of $40.8 million in 2000, $31.9 million in 1999 and $32.4 million in 1998.

Various leases and properties and current and future rentals from those leases and properties collateralize certain debt. At December 31, 2000 and 1999, the carrying value of such property aggregated $221.6 million and $175.1 million, respectively.

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

In conjunction with acquisitions completed during 2000, we assumed $30.7 million of non-recourse debt secured by the related properties. The weighted average interest rate on this debt is 8.1%, and the average remaining life is 5.0 years. Additionally, ten-year non-recourse debt secured by retail properties held by joint ventures in which we participate was issued during 2000, our share of which totaled $17.8 million. The weighted average interest rate on this debt is 7.90%.

In the third quarter of 1999, WRI filed a $400 million shelf registration statement with the SEC, which allows for the issuance of debt or equity securities or warrants. The unused portion of the shelf registration was $311.7 million at December 31, 2000 and $113.4 million following the sale of 4.7 million common shares in early 2001.

WRI's debt can be summarized as follows (in thousands):

                                                   DECEMBER 31,
                                               --------------------
                                                  2000      1999
                                               ---------  ---------
As to interest rate (including the effects of
interest rate swaps):
  Fixed-rate debt . . . . . . . . . . . . . .  $ 572,783  $ 499,906
  Variable-rate debt. . . . . . . . . . . . . .  219,570     93,072
                                               ---------  ---------

     Total . . . . . . . . . . . . . . . . . . $ 792,353  $ 592,978
                                               =========  =========


As to collateralization:
  Unsecured debt. . . . . . . . . . . . . . .  $ 669,106  $ 481,464
  Secured debt. . . . . . . . . . . . . . . .    123,247    111,514
                                               ---------  ---------

     Total . . . . . . . . . . . . . . . . . . $ 792,353  $ 592,978
                                               =========  =========

Scheduled principal payments on our debt (excluding $230.1 million due under our revolving credit agreements and $21 million of capital leases) are due during the following years (in thousands):

                   2001. . . . . . .  $ 34,244
                   2002. . . . . . .    69,503
                   2003. . . . . . .    53,671
                   2004. . . . . . .    52,961
                   2005. . . . . . .    62,989
                   2006 through 2010   228,374
                   2011 through 2015    39,511


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

NOTE  4.  PROPERTY

WRI's  property  consists  of  the  following  (in  thousands):

                                 DECEMBER 31,
                            ----------------------
                               2000        1999
                            ----------  ----------
Land . . . . . . . . . . .  $  328,462  $  274,047
Land held for development.      24,013      22,964
Land under development . .      42,430      14,755
Buildings and improvements   1,302,092   1,163,051
Construction in-progress .      33,620       9,360
                            ----------  ----------

Total. . . . . . . . . . .  $1,730,617  $1,484,177
                            ==========  ==========

The following carrying charges were capitalized (in thousands):

                        DECEMBER 31,
                  ----------------------
                   2000    1999    1998
                  ------  ------  ------

Interest . . . .  $4,204  $3,037  $1,375
Ad valorem taxes     333     326      50
                  ------  ------  ------

     Total. . .   $4,537  $3,363  $1,425
                  ======  ======  ======


During 2000, WRI acquired ten shopping centers and five industrial properties. Three of the shopping center acquisitions were made through investment in joint ventures which are accounted for under the equity method. These transactions added 2.0 million square feet to our portfolio and represent an investment of $164.8 million. In 2000, WRI acquired land at nine separate locations for the development of retail shopping centers. We also completed new development totaling $22 million, which added 215,000 square feet to the portfolio.

NOTE  5.  INVESTMENTS  IN  REAL  ESTATE  JOINT  VENTURES

WRI owns interests in 17 joint ventures or limited partnerships where we do not exercise financial and operating control. These partnerships are accounted for under the equity method since WRI exercises significant influence. Our interests range from 20% to 75% and, with the exception of our partnership with American National Insurance Company ("AN") discussed further below, each venture owns a single real estate asset. Combined condensed financial information of these ventures is summarized as follows (in thousands):

                                                        December 31,
                                                    --------------------
                                                       2000       1999
                                                    ---------  ---------
                       Combined Balance Sheets

Property . . . . . . . . . . . . . . . . . . . . .  $176,247   $111,214
Accumulated Depreciation . . . . . . . . . . . . .   (21,755)   (18,384)
                                                    ---------  ---------
    Property - net . . . . . . . . . . . . . . . .   154,492     92,830

Other Assets . . . . . . . . . . . . . . . . . . .    10,800      6,043
                                                    ---------  ---------

          Total. . . . . . . . . . . . . . . . . .  $165,292   $ 98,873
                                                    =========  =========


Debt . . . . . . . . . . . . . . . . . . . . . . .  $ 77,274   $  2,866
Amounts Payable to WRI . . . . . . . . . . . . . .    16,622     57,434
Other Liabilities . . . . . . . . . . . . . . . . .    5,359      2,578
Accumulated Equity. . . . . . . . . . . . . . . . .   66,037     35,995
                                                    ---------  ---------

     Total. . . . . . . . . . . . . . . . . . . .   $165,292   $ 98,873
                                                    =========  =========

                                                Years Ended December 31,
                                                -------------------------
                                                  2000     1999     1998
                                                -------  -------  -------
Combined Statements of Income

Revenues. . . . . . . . . . . . . . . . . . . . $21,301  $10,960  $11,363
                                                -------  -------  -------

Expenses:
  Depreciation and amortization . . . . . . . .   3,924    1,991    1,919
  Operating . . . . . . . . . . . . . . . . . .   3,208    1,943    2,089
  Interest . . . . . . . . . . . . . . . . . . .  6,427    1,538    1,681
  Ad valorem taxes . . . . . . . . . . . . . . .  2,731    1,280    1,325
  General and administrative . . . . . . . . . .     18       16       17
                                                -------  -------  -------
Total . . . . . . . . . . . . . . . . . . . . .  16,308    6,768    7,031
                                                -------  -------  -------

  Gain on sales of property . . . . . . . . . .                5    1,114
                                                -------  -------  -------

Net Income . . . . . . . . . . . . . . . . . .  $ 4,993  $ 4,197  $ 5,446
                                                =======  =======  =======

Our investment in real estate joint ventures, as reported on the balance sheets, differs from our proportionate share of the joint ventures' underlying net assets due to basis differentials which arose upon the transfer of assets from WRI to the joint ventures. This basis differential which totaled $2.0 million at December 31, 2000 and 1999, respectively, is depreciated over the useful lives of the related assets.

Fees earned by WRI for the management of these joint ventures totaled, in millions, $.4 in 2000, $.1 in 1999 and $.1 in 1998.

In 1999, we entered into a limited partnership, Weingarten-Murphy, LTD., which was formed to develop a shopping center in a suburb of Dallas. WRI is the general partner and owns a 50% interest in the partnership.

In  December  1999,  WRI  sold  seven industrial properties totaling 2.0 million square feet to a limited partnership, AN/WRI PARTNERSHIP, LTD. in which we retained 20% ownership. WRI serves as general partner. WRI loaned $41.4 million to the partnership until August of 2000, at which time the loan was replaced with a ten-year non-recourse third party mortgage with an interest rate of 8.1%.

In March 2000, WRI formed a strategic joint venture with an institutional investor to acquire $200 million of real estate assets using limited leverage. Each asset purchase is made by a separate limited partnership in which WRI has a 30% interest. As general partner in the joint venture, WRI is responsible for the acquisition process, as well as, the on-going leasing and management activities of the acquired properties, subject to limited partner approval of significant transactions. Two shopping centers were acquired in June and one in August of this year under this joint venture arrangement. WRI loaned these three partnerships an aggregate of $32.0 million which was replaced with ten-year non-recourse third party mortgages with a weighted average rate of 7.8%.

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

For federal income tax purposes, the cash dividends distributed to common shareholders are characterized as follows:

                                            2000    1999    1998
                                           ------  ------  ------
Ordinary income . . . . . . . . . . . . .   87.1%   84.2%   97.0%
Return of capital (generally non-taxable) . 12.7     4.0     2.1
Capital gain distributions . . . . . . . .    .2    11.8      .9
                                           ------  ------  ------

     Total . . . . . . . . . . . . . . .   100.0%  100.0%  100.0%
                                           ======  ======  ======

NOTE  8.  LEASING  OPERATIONS

WRI's lease terms range from less than one year for smaller tenant spaces to over twenty-five years for larger tenant spaces. In addition to minimum lease payments, most of the leases provide for contingent rentals (payments for taxes, maintenance and insurance by lessees and for an amount based on a percentage of the tenants' sales). Future minimum rental income from non-cancelable tenant leases at December 31, 2000, in millions, is: $191.3 in 2001; $166.2 in 2002; $142.6 in 2003; $119.2 in 2004; $95.7 in 2005 and $523.7 thereafter. The future minimum rental amounts do not include estimates for contingent rentals. Such contingent rentals, in millions, aggregated $50.3 in 2000, $44.5 in 1999 and $39.6 in 1998.

NOTE  9.  COMMITMENTS  AND  CONTINGENCIES

WRI leases land and one shopping center from the owners and then subleases these properties to other parties. Future minimum rental payments under these operating leases, in millions, are: $1.2 in 2001; $1.1 in 2002; $1.0 in 2003; $.8 in 2004; $.7 in 2005 and $4.4 thereafter. Future minimum rental payments on these leases have not been reduced by future minimum sublease rentals aggregating $20.1 million through 2036 that are due under various non-cancelable subleases. Rental expense (including insignificant amounts for contingent rentals) for operating leases aggregated, in millions: $2.5 in 2000, $3.8 in 1999 and $2.6 in 1998. Sublease rental revenue (excluding amounts for improvements constructed by WRI on the leased land) from these leased properties was as follows, in millions: $3.1 in 2000, $2.9 in 1999 and $2.8 in 1998.

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

In 1998 and 1997, WRI formed limited partnerships to acquire certain property. WRI exercises operating and financial control of the partnerships and consolidates their operations in the accompanying consolidated financial statements. The partnership agreements allow for the outside limited partners to put their interests to the partnership for the original consideration of $5.7 million payable in cash or WRI common shares at the option of WRI. In 2000, WRI issued .1 million common shares of beneficial interest valued at $3.6 million in exchange for certain of these limited partnership interests.

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

Based on rates currently available to WRI for debt with similar terms and average maturities, fixed-rate debt with carrying values of $572.8 million and $499.9 million have fair values of approximately $575.9 million and $485.6 million at December 31, 2000 and 1999, respectively. The fair value of WRI's variable-rate debt approximates its carrying values of $219.6 million and $93.1 million at year-end 2000 and 1999, respectively.

The fair value of the interest rate swap agreements is based on the estimated amounts WRI would receive or pay to terminate the contracts. If WRI had terminated these agreements at December 31, 2000 and 1999, WRI would have paid $1.9 million and $1.1 million at each year-end, respectively.

NOTE  11.  SHARE  OPTIONS  AND  AWARDS

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

Following is a summary of the option activity for the three years ended December 31, 2000:

                                  SHARES       WEIGHTED
                                  UNDER         AVERAGE
                                  OPTION    EXERCISE PRICE
                                ----------  ---------------
Outstanding, January 1, 1998 .  1,175,025   $         37.85
Granted. . . . . . . . . . . .     14,900             42.99
Canceled . . . . . . . . . . .     (7,802)            40.14
Exercised. . . . . . . . . . .    (29,344)            34.01
                                ----------
Outstanding, December 31, 1998  1,152,779             37.99
Granted. . . . . . . . . . . .     17,900             41.29
Canceled . . . . . . . . . . .    (14,800)            40.23
Exercised. . . . . . . . . . .    (39,089)            32.95
                                ----------
Outstanding, December 31, 1999  1,116,790             38.19
Granted. . . . . . . . . . . .    371,801             42.17
Canceled . . . . . . . . . . .    (27,800)            42.17
Exercised. . . . . . . . . . .    (45,000)            34.40
                                ----------
Outstanding, December 31, 2000  1,415,791   $         39.28
                               ===========

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


                                                          2000      1999
                                                        --------  --------

     Benefit obligation at beginning of year . . . . .  $10,703   $10,485
     Service cost. . . . . . . . . . . . . . . . . . .      539       533
     Interest cost . . . . . . . . . . . . . . . . . .      746       729
     Actuarial gain. . . . . . . . . . . . . . . . . .     (640)     (841)
     Benefit payments. . . . . . . . . . . . . . . . .     (219)     (203)
                                                        --------  --------
     Benefit obligation at end of year . . . . . . . .  $11,129   $10,703
                                                        ========  ========

     Fair value of plan assets at beginning of year. .  $12,057   $10,676
     Actual return on plan assets. . . . . . . . . . .      405     1,584
     Benefit payments. . . . . . . . . . . . . . . . .     (219)     (203)
                                                        --------  --------
     Fair value of plan assets at end of year. . . . .  $12,243   $12,057
                                                        ========  ========

     Plan assets at fair value less benefit obligation  $ 1,114   $ 1,354
     Unrecognized gain . . . . . . . . . . . . . . . .   (2,785)   (3,096)
                                                        --------  --------
     Pension liability . . . . . . . . . . . . . . . .  $(1,671)  $(1,742)
                                                        ========  ========

The  components  of  net  periodic  pension  cost are as follows (in thousands):

                                       2000     1999    1998
                                     --------  ------  ------
     Service cost. . . . . . . . . . $   539   $ 533   $ 457
     Interest cost . . . . . . . . .     746     729     663
     Expected return on plan assets.  (1,075)   (950)   (923)
     Prior service cost. . . . . . .               8      47
     Recognized gains. . . . . . . .    (281)    (59)   (124)
                                     --------  ------  ------
               Total . . . . . . . . $   (71)  $ 261   $ 120
                                     ========  ======  ======


Assumptions used to develop periodic expense and the actuarial present value of the benefit obligations were:

                                                       2000   1999   1998
                                                       -----  -----  -----
     Weighted average discount rate. . . . . . . . . .  7.5%   7.5%   6.7%
     Expected long-term rate of return on plan assets.  9.0%   9.0%   9.0%
     Rate of increase in compensation levels . . . . .  5.0%   5.0%   5.0%


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

Information  concerning WRI's reportable segments is as follows (in thousands):

                                             SHOPPING
                                              CENTER     INDUSTRIAL    OTHER      TOTAL
                                            ----------  -----------  ---------  ----------
2000:
  Revenues . . . . . . . . . . . . . . . .  $  215,780  $    27,500  $  8,965   $  252,245
  Net operating income . . . . . . . . . .     155,003       18,826     9,288      183,117
  Equity in earnings of joint ventures . .       3,410          907      (167)       4,150
  Investment in real estate joint ventures      25,514        1,311     1,046       27,871
  Total assets . . . . . . . . . . . . . .   1,229,340      185,938   102,303    1,517,581
  Capital expenditures . . . . . . . . . .     241,321       22,532       594      264,447

1999:
  Revenues . . . . . . . . . . . . . . . .  $  193,163  $    27,556  $  4,759   $  225,478
  Net operating income . . . . . . . . . .     137,315       19,653     6,249      163,217
  Equity in earnings of joint ventures . .       3,277          398       (20)       3,655
  Investment in real estate joint ventures      16,940        1,401       441       18,782
  Total assets . . . . . . . . . . . . . .   1,048,408      159,464   112,223    1,320,095
  Capital expenditures . . . . . . . . . .     184,323       49,469    11,095      244,887

1998:
  Revenues . . . . . . . . . . . . . . . .  $  172,694  $    17,208  $  3,101   $  193,003
  Net operating income . . . . . . . . . .     123,354       12,453     3,919      139,726
  Equity in earnings of joint ventures . .       3,388          560       521        4,469
  Investment in real estate joint ventures      18,534        1,004       418       19,956
  Total assets . . . . . . . . . . . . . .     899,041      132,355    86,327    1,117,723
  Capital expenditures . . . . . . . . . .     126,096       53,870     8,136      188,102

Net operating income reconciles to income before extraordinary charge as shown on the Statements of Consolidated Income as follows (in thousands):

                                        -------------------------------
                                           2000       1999       1998
                                        ---------  ---------  ---------
Total segment net operating income . .  $183,117   $163,217   $139,726
Less:
  Depreciation and amortization           54,597     48,668     41,051
  Interest . . . . . . . . . . . . . .    43,190     32,792     33,338
  General and administrative . . . . .     8,213      7,513      7,119
  Minority interest in partnerships. .     2,648      2,173      1,258
  Equity in Earnings of Joint Ventures    (4,150)    (3,655)    (4,469)
  Gain on sales of property. . . . . .      (382)   (20,594)      (328)
                                        ---------  ---------  ---------
Income before extraordinary charge . .  $ 79,001   $ 96,320   $ 61,757
                                        =========  =========  =========

NOTE  14.  SUBSEQUENT  EVENTS

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


NOTE  15.  PRO  FORMA  FINANCIAL  INFORMATION  (UNAUDITED)

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

                                                               DECEMBER 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
     Pro forma revenues . . . . . . . . . . . . . . . . . . $265,790  $243,274
                                                            ========  ========
     Pro forma net income available to common shareholders. $ 79,246  $ 97,183
                                                            ========  ========
     Pro forma net income per common share - basic. . . . . $   2.97  $   3.64
                                                            ========  ========
     Pro forma net income per common share - diluted. . . . $   2.95  $   3.62
                                                            ========  ========


NOTE  16.  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

Summarized quarterly financial data is as follows (in thousands, except per share amounts):

                                               FIRST    SECOND   THIRD    FOURTH
                                               -------  -------  -------  -------
2000:
  Revenues. . . . . . . . . . . . . . . . . .  $59,699  $62,033  $64,218  $66,295
  Net income available to common shareholders   14,441   14,968   14,852   14,700
  Net income per common share - basic . . . .     0.54     0.56     0.55      .55
  Net income per common share - diluted . . .     0.54     0.56     0.55      .54

1999:
  Revenues. . . . . . . . . . . . . . . . . .  $53,372  $54,918  $57,003  $60,185
  Net income available to common shareholders   13,524   14,174   14,562   34,277  (1)
  Net income per common share - basic . . . .     0.51     0.53     0.55     1.28  (1)
  Net income per common share - diluted . . .     0.50     0.53     0.54     1.28  (1)

     (1) Increase is primarily the result of a gain on the sale of property during the quarter.

NOTE  17.  RESTATEMENT

Subsequent to the issuance of its financial statements for each of the three years in the period ended December 31, 2000, WRI determined that 17 joint ventures or partnerships which had previously been consolidated should have been accounted for under the equity method. The accompanying financial statements have been restated to present these joint ventures and partnerships on the equity method. The restatement did not change net income or shareholders' equity. The effect of the restatement on specific line items on the statements of consolidated income and consolidated balance sheets is as follows (in thousands):

                                                              Year ended December 31,
                                   -----------------------------------------------------------------------------
                                              2000                       1999                     1998
                                   -------------------------  -------------------------  -----------------------
                                        As                         As                        As
                                    Previously       As        Previously       As       Previously      As
                                     Reported     Restated      Reported     Restated     Reported    Restated
                                   ------------  -----------  ------------  -----------  -----------  ----------
Operating results:
  Rental revenues . . . . . . . .  $   264,552   $  243,633   $   231,331   $  220,552   $   200,792  $ 189,563
  Interest Income . . . . . . . .        5,638        5,476         3,158        3,097         2,111      2,060
  Other . . . . . . . . . . . . .        3,184        3,136         2,162        1,829         1,806      1,380

Expenses:
  Depreciation and amortization .       58,518       54,597        50,659       48,668        42,949     41,051
  Interest. . . . . . . . . . . .       45,545       43,190        32,941       32,792        33,900     33,338
  Operating . . . . . . . . . . .       40,268       37,689        36,102       34,480        31,178     29,432
  Ad valorem taxes. . . . . . . .       34,170       31,439        29,061       27,781        25,171     23,845
  General and administrative. . .        8,213        8,213         7,522        7,513         7,156      7,119

Equity in earnings of joint
ventures. . . . . . . . . . . . .                     4,150                      3,655                    4,469

Minority interest in income
  of partnerships . . . . . . . .        8,041        2,648         4,923        2,173         4,041      1,258

Gain on sale of property. . . . .          382          382        20,877       20,594         1,443        328

Balance sheet:

Property. . . . . . . . . . . . .    1,906,431    1,730,617     1,595,346    1,484,177

Accumulated Depreciation. . . . .     (387,118)    (365,344)     (340,789)    (322,386)

Investment in real estate joint
  ventures. . . . . . . . . . . .                    27,871                     18,782

Notes receivable from real estate
  joint ventures and partnerships       31,002       38,636        52,824       69,158

Unamortized Debt and Lease Costs
  Costs . . . . . . . . . . . . .       38,453       36,970        30,638       29,773

Accrued Rent and Accounts
  Receivable. . . . . . . . . . .       22,273       24,485        17,557       19,373

Cash and Cash Equivalents . . . .       14,825        7,321         8,467        4,603

Other Assets. . . . . . . . . . .       20,145       17,025        18,666       16,615

Debt. . . . . . . . . . . . . . .      869,627      792,353       595,843      592,978

Accounts Payable and Accrued
  Expenses. . . . . . . . . . . .       69,561       63,884        59,156       57,059

Other Liabilities . . . . . . . .        4,263        3,891         4,945        4,637

Minority Interest . . . . . . . .       72,693       27,586        76,863       19,519


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

                                     PART IV

ITEM 14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  ON  FORM 8-K

 (a)   Financial Statements and Financial Statement Schedules:              PAGE
                                                                            ----

  (1) (A)  Independent Auditors' Report . . . . . . . . . . . . . . . . . . . 28
      (B)  Financial Statements
          (i)   Statements of Consolidated Income for the years
                  ended December 31, 2000, 1999 and 1998. . . . . . . . . . . 29
          (ii)  Consolidated Balance Sheets as of December 31, 2000 and 1999  30
          (iii) Statements of Consolidated Cash Flows for the years ended
                  December 31, 2000, 1999 and 1998. . . . . . . . . . . . . . 31
          (iv)  Statements of Consolidated Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998 . . . . . . . . . . . 32
          (v) Notes to Consolidated Financial Statements. . . . . . . . . . . 33

  (2) Financial Statement Schedules:

      SCHEDULE                                                              PAGE
      --------                                                              ----

        II    Valuation  and  Qualifying Accounts . . . . . . . . . . . . . . 54
        III   Real  Estate  and  Accumulated  Depreciation. . . . . . . . . . 55
        IV    Mortgage  Loans  on  Real  Estate . . . . . . . . . . . . . . . 57

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes hereto.

  (b) No reports on Form 8-K were filed during the last quarter of the period covered by this annual report.

  (c)  Exhibits:

3.1        -  Restated Declaration of Trust (filed as Exhibit 3.1 to WRI's Registration Statement on Form S-3
              (No. 33-49206) and incorporated herein by reference).
3.2        -  Amendment of the Restated Declaration of Trust (filed as Exhibit 3.2 to WRI's Registration
              Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.3        -  Second Amendment of the Restated Declaration of Trust (filed as Exhibit 3.3 to WRI's
              Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.4        -  Third Amendment of the Restated Declaration of Trust (filed as Exhibit 3.4 to WRI's Registration
              Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.5        -  Amended and Restated Bylaws of WRI (filed as Exhibit 3.2 to WRI's Registration Statement on
              Form S-3 (No. 33-49206) and incorporated herein by reference).
4.1        -  16% Mortgage Bonds Due 2004 of WRI Holdings, Inc., dated December 28, 1984, payable to
              WRI in the original principal amount of $16,682,000 (filed as Exhibit 10.10 to WRI's Registration
              Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).
4.2        -  16% Mortgage Bonds Due 1994 of WRI Holdings, Inc. dated December 28, 1984, payable to WRI in the original principal amount of $3,150,000 (filed as Exhibit 10.8 to WRI's Registration
              Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).
4.2.1***   -  Seventh Bonds Renewal and Extension Agreement, effective December 28, 2000, for the 16%
              Mortgage Bonds of WRI Holdings, Inc., payable to WRI in the original principal amount of
              3,150,000.
4.3        -  Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Chase Bank of
              Texas, National Association (formerly, Texas Commerce Bank National Association), as Trustee,
              relating to the 16% Mortgage Bonds Due 1994 of WRI Holdings, Inc. in the original principal amount of $3,150,000 (filed as Exhibit 10.9 to WRI's Registration Statement on Form S-4 (No. 33-
              19730) and incorporated herein by reference).
4.3.1      -  Supplemental Indenture of Trust, dated February 22, 1995, between WRI Holdings, Inc. and
              Chase Bank of Texas, National Association (formerly, Texas Commerce Bank National
              Association) relating to the 16% Mortgage Bonds due December 28, 1994 of WRI Holdings, Inc.
              in the original principal amount of $3,150,000 (filed as Exhibit 10.4.1 to WRI's Annual Report on
              Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).
4.4***     -  Seventh Supplemental Indenture of Trust between WRI Holdings, Inc. and Chase Bank of Texas,
              National Association (formerly, Texas Commerce Trust Company of New York), as Trustee,
              amending Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Chase
              Bank of Texas, National Association (formerly, Texas Commerce Bank National Association), as
              Trustee, relating to the 16% Mortgage Bonds Due 1994 of WRI Holdings, Inc. in the original principal amount of $3,150,000.
4.5        -  Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Chase Bank of
              Texas, National Association (formerly, Texas Commerce Bank National Association), as Trustee,
              relating to the 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the original principal amount of $16,682,000 (filed as Exhibit 10.11 to WRI's Registration Statement on Form S-4 (No.
              33-19730) and incorporated herein by reference).
4.5.1      -  First Supplemental Indenture of Trust between WRI Holdings, Inc. and Chase Bank of Texas,
              National Association (formerly, Texas Commerce Trust Company of New York), as Trustee,
              amending Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Chase
              Bank of Texas, National Association (formerly, Texas Commerce Bank National Association), as
              Trustee, relating to the 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the original principal amount of $16,682,000 (filed as Exhibit 10.7.1 to WRI's Annual Report on Form 10-K for
              the year ended December 31, 1989 and incorporated herein by reference).
4.6        -  Third Amended Promissory Note, as restated, effective as of January 1, 1992, executed by WRI
              Holdings, Inc., pursuant to which it may borrow up to the principal sum of $40,000,000 from WRI
              (filed as Exhibit 10.8 to WRI's Annual Report on Form 10-K for the year ended December 31,
              1998 and incorporated herein by reference).
4.7        -  16% Mortgage Bonds Due 2004 of WRI Holdings, Inc., dated December 28, 1984, payable to
              WRI in the original principal amount of $7,000,000 (filed as Exhibit 10.13 to WRI's Registration
              Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).


4.8        -  Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Chase Bank of
              Texas, National Association (formerly, Texas Commerce Bank National Association), as Trustee,
              relating to the 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the original principal amount of $7,000,000 (filed as Exhibit 10.14 to WRI's Registration Statement on Form S-4 (No.
              33-19730) and incorporated herein by reference).
4.8.1      -  First Supplemental Indenture of Trust between WRI Holdings, Inc. and Chase Bank of Texas,
              National Association (formerly, Texas Commerce Trust Company of New York), as Trustee,
              amending Trust Indenture, dated December 28, 1984, between WRI Holdings, Inc. and Chase
              Bank of Texas, National Association (formerly, Texas Commerce Bank National Association), as
              Trustee, relating to the 16% Mortgage Bonds Due 2004 of WRI Holdings, Inc. in the original principal amount of $7,000,000 (filed as Exhibit 10.10.1 to WRI's Annual Report on Form 10-K for
              the year ended December 31, 1989 and incorporated herein by reference).
4.9        -  Agreement Correcting Trust Indenture, dated February 11, 1985, relating to 16% Mortgage Bonds
              Due 2004 of WRI Holdings, Inc. in the original principal amount of $7,000,000 (filed as Exhibit
              10.15 to WRI's Registration Statement on Form S-4 (No. 33-19730) and incorporated herein by reference).
4.10       -  Amendment to Note Purchase Agreement, dated March 31, 1991, amending loan agreement, dated August 6, 1987, Life and Accident Insurance Company for $5,000,000, American General
              Life Insurance Company of Delaware for $5,000,000, Republic National Life Insurance Company
              for $3,000,000 and American Amicable Life Insurance Company of Texas for $2,000,000 (filed as
              Exhibit 10.15.1 to WRI's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).
4.11       -  Promissory Note in the amount of $12,000,000 between WRI, as payee, and Plaza Construction,
              Inc., as maker (filed as Exhibit 10.23 to WRI's Annual Report on Form 10-K for the year ended
              December 31, 1991 and incorporated herein by reference).
4.11.1***  -  Twelfth Renewal and Extension of Promissory Note in the amount of $12,000,000, effective as of
              December 1, 2000, between WRI, as payee, and Plaza Construction, Inc., as maker.
4.12       -  Master Promissory Note in the amount of $20,000,000 between WRI, as payee, and Chase Bank of Texas, National Association (formerly, Texas Commerce Bank National Association), as maker, effective December 30, 1998 (filed as Exhibit 4.15 to WRI's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
4.13       -  Senior Indenture dated as of May 1, 1995 between WRI and Chase Bank of Texas, National
              Association (formerly, Texas Commerce Bank National Association), as trustee (filed as Exhibit
              4(a) to WRI's Registration Statement on Form S-3 (No. 33-57659) and incorporated herein by reference).
4.14       -  Subordinated Indenture dated as of May 1, 1995 between WRI and Chase Bank of Texas,
              National Association (formerly, Texas Commerce Bank National Association) (filed as Exhibit 4(b)
              to WRI's Registration Statement on Form S-3 (No. 33-57659) and incorporated herein by reference).
4.15       -  Form of Fixed Rate Senior Medium Term Note (filed as Exhibit 4.19 to WRI's Annual Report on
              Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
4.16       -  Form of Floating Rate Senior Medium Term Note (filed as Exhibit 4.20 to WRI's Annual Report on
              Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
4.17       -  Form of Fixed Rate Subordinated Medium Term Note (filed as Exhibit 4.21 to WRI's Annual
              Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
4.18       -  Form of Floating Rate Subordinated Medium Term Note (filed as Exhibit 4.22 to WRI's Annual
              Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
4.19       -  Statement of Designation of 7.44% Series A Cumulative Redeemable Preferred Shares (filed as
              Exhibit 99 to WRI's Current Report on Form 8-A dated February 18, 1999 and incorporated herein by reference).
4.20       -  Statement of Designation of 7.125% Series B Cumulative Redeemable Preferred Shares (filed as
              Exhibit 4.2 to WRI's Current Report on Form 8-K dated October 28, 1999 and incorporated herein by reference).

4.21       -  Statement of Designation of 7.00% Series C Cumulative Redeemable Preferred Shares (filed as
              Exhibit 4.1 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
4.22       -  7.44% Series A Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4 to WRI's
              Current Report on Form 8-K dated February 23, 1999 and incorporated herein by reference).
4.23       -  7.125% Series B Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.1 to
              WRI's Current Report on  Form 8-K dated October 28, 1999 and incorporated herein by reference).
4.24       -  7.00% Series C Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to WRI's
              Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
4.25***    -  Credit Agreement dated November 21. 2000 among WRI, the Lenders Party Hereto and the
              Chase Manhattan Bank as Administrative Agent.
10.1+      -  1988 Share Option Plan of WRI, as amended (filed as Exhibit 10.1 to WRI's Annual Report on
              Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).
10.2+      -  Weingarten Realty Investors Supplemental Retirement Account Plan, as amended and restated
              (filed as Exhibit 10.26 to WRI's Annual Report on Form 10-K for the year ended December 31,
              1992 and incorporated herein by reference).
10.3+      -  The Savings and Investment Plan for Employees of WRI, as amended (filed as Exhibit 4.1 to
              WRI's Registration Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).
10.4+      -  The Fifth Amendment to Savings and Investment Plan for Employees of WRI (filed as Exhibit
              4.1.1 to WRI's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (No. 33-
              25581) and incorporated herein by reference).
10.5+      -  The 1993 Incentive Share Plan of WRI (filed as Exhibit 4.1 to WRI's Registration Statement on
              Form S-8 (No. 33-52473) and incorporated herein by reference).
10.6+      -  1999 WRI Employee Share Purchase Plan (filed as Exhibit 10.6 to WRI's Annual Report on Form
              10-K for the year ended December 31, 1999 and incorporated herein by reference).
12.1*      -  Computation of Fixed Charges Ratios.
21.1***    -  Subsidiaries of the Registrant.
23.1*      -  Consent of Deloitte & Touche llp.

*     Filed  with  this  report.
+     Management  contract  or  compensatory  plan  or  arrangement.
***   Previously filed with the Form 10-K filed with the Commission on March 13, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WEINGARTEN REALTY INVESTORS


                                            By:  Andrew M. Alexander
                                                 -----------------------
                                                 Andrew M. Alexander
                                                 Chief Executive Officer

Date: October 25, 2001

     Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                TITLE                        DATE
-------------------------  ------------------------------  ----------------

By:  Stanford Alexander    Chairman                        October 25, 2001
     --------------------  and Trust Manager
     Stanford Alexander


By:  Andrew M.  Alexander  Chief Executive Officer,        October 25, 2001
     --------------------  President and Trust Manager
     Andrew M.  Alexander


By:  Robert J. Cruikshank  Trust Manager                   October 25, 2001
     --------------------
     Robert J. Cruikshank


By:  Martin Debrovner      Vice Chairman                   October 25, 2001
     --------------------  and Trust Manager
     Martin Debrovner


By:  Melvin Dow            Trust Manager                   October 25, 2001
     --------------------
     Melvin Dow


By:  Stephen A. Lasher     Trust Manager                   October 25, 2001
     --------------------
     Stephen A. Lasher


By:  Douglas W. Schnitzer  Trust Manager                   October 25, 2001
     --------------------
     Douglas W. Schnitzer


By:  Marc J. Shapiro       Trust Manager                   October 25, 2001
     --------------------
     Marc J. Shapiro


By:  J.T. Trotter          Trust Manager                   October 25, 2001
     --------------------
     J.T. Trotter


By:  Joe D. Shafer         Vice President/Controller       October 25, 2001
     --------------------  (Principal Accounting Officer)
     Joe D. Shafer

                                                                                  SCHEDULE II

                                 WEINGARTEN REALTY INVESTORS
                              VALUATION AND QUALIFYING ACCOUNTS
                               DECEMBER 31, 2000, 1999 AND 1998

                                    (AMOUNTS IN THOUSANDS)


                                                 CHARGED
                                   BALANCE AT   TO COSTS   CHARGED                  BALANCE
                                    BEGINNING      AND     TO OTHER   DEDUCTIONS   AT END OF
DESCRIPTION                         OF PERIOD   EXPENSES   ACCOUNTS      (A)         PERIOD
---------------------------------  -----------  ---------  --------  ------------  ----------
2000:
  Allowance for Doubtful Accounts  $       909  $   1,667            $        692  $    1,884
1999:
  Allowance for Doubtful Accounts  $       887  $   1,043            $      1,021  $      909
1998:
  Allowance for Doubtful Accounts  $     1,001  $     681            $        795  $      887

_______________
Note  A  -  Write-offs  of  accounts  receivable  previously  reserved.

                                                                                                   SCHEDULE III
                                          WEINGARTEN REALTY INVESTORS
                                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                               DECEMBER 31, 2000

                                             (AMOUNTS IN THOUSANDS)


                                          Total Cost
                               -------------------------------------
                                           Buildings      Projects
                                              and          Under        Total      Accumulated    Encumbrances
                                  Land   Improvements   Development      Cost     Depreciation        (A)
                               --------  -------------  ------------  ----------  -------------  --------------
SHOPPING CENTERS:
    Texas. . . . . . . . . .   $171,211  $     680,464                $  851,675  $     256,363  $       33,151
    Other States . . . . . .    121,603        404,996                   526,599         69,914          66,312
                               --------  -------------  ------------  ----------  -------------  --------------
      Total Shopping Centers    292,814      1,085,460                 1,378,274        326,277          99,463
INDUSTRIAL:
    Texas. . . . . . . . . .     30,325        135,779                   166,104         25,384          43,586
    Other States . . . . . .      2,512         10,786                    13,298            623
                               --------  -------------  ------------  ----------  -------------  --------------
      Total Industrial . . .     32,837        146,565                   179,402         26,007          43,586
OFFICE BUILDING:
    Texas. . . . . . . . . .        534          9,340                     9,874          6,200
                               --------  -------------  ------------  ----------  -------------  --------------
MULTI-FAMILY
  RESIDENTIAL:
    Texas. . . . . . . . . .      2,277         12,720                    14,997            855
                               --------  -------------  ------------  ----------  -------------  --------------
     Total Improved
        Properties . . . . .    328,462      1,254,085                 1,582,547        359,339         143,049
                               --------  -------------  ------------  ----------  -------------  --------------
LAND UNDER DEVELOPMENT
  OR HELD FOR
  DEVELOPMENT:
    Texas. . . . . . . . . .                            $     27,509      27,509
    Other States . . . . . .                                  38,934      38,934
                               --------  -------------  ------------  ----------  -------------  --------------
      Total Land Under
        Development or Held
        for Development. . .                                  66,443      66,443
                               --------  -------------  ------------  ----------  -------------  --------------
LEASED PROPERTY
  (SHOPPING CENTER)
  UNDER CAPITAL LEASE:
    Texas. . . . . . . . . .                    18,953                    18,953             39
    Other States . . . . . .                    29,054                    29,054          5,966           5,857
                               --------  -------------  ------------  ----------  -------------  --------------
      Total Leased Property
      Under Capital Lease. .                    48,007                    48,007          6,005           5,857
                               --------  -------------  ------------  ----------  -------------  --------------
CONSTRUCTION IN
  PROGRESS:
    Texas. . . . . . . . . .                                   8,221       8,221
    Other States . . . . . .                                  25,399      25,399
                               --------  -------------  ------------  ----------  -------------  --------------
      Total Construction in
        Progress . . . . . .                                  33,620      33,620
                               --------  -------------  ------------  ----------  -------------  --------------
    TOTAL OF ALL
      PROPERTIES . . . . . .   $328,462  $   1,302,092  $    100,063  $1,730,617  $     365,344  $      148,906
                               ========  =============  ============  ==========  =============  ==============

Note A - Encumbrances do not include $24.0 million outstanding under a $30 million 20-year term loan, payable to a group of insurance companies secured by a property collateral pool including all or part of three shopping centers.

                                                                    SCHEDULE III
                                                                     (CONTINUED)

     The changes in total cost of the properties for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                 2000         1999         1998
                              -----------  -----------  -----------
Balance at beginning of year  $1,484,177   $1,278,466   $1,092,869
Additions at cost . . . . . .    264,447      244,887      188,102
Retirements or sales. . . . .    (18,007)     (39,176)      (2,505)
                              -----------  -----------  -----------
Balance at end of year. . . .  $1,730,617   $1,484,177   $1,278,466
                              ===========  ===========  ===========

     The changes in accumulated depreciation for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                2000       1999       1998
                              ---------  ---------  ---------
Balance at beginning of year  $322,386   $291,080   $256,689
Additions at cost. . . . . .    47,175     42,882     34,916
Retirements or sales . . . .    (4,217)   (11,576)      (525)
                              ---------  ---------  ---------
Balance at end of year . . .  $365,344   $322,386   $291,080
                              =========  =========  =========

                                                                             SCHEDULE IV

                               WEINGARTEN REALTY INVESTORS
                              MORTGAGE LOANS ON REAL ESTATE
                                    DECEMBER 31, 2000

                                  (AMOUNTS IN THOUSANDS)


                                           FINAL     PERIODIC      FACE       CARRYING
                               INTEREST   MATURITY   PAYMENT    AMOUNT OF     AMOUNT OF
                                 RATE       DATE      TERMS     MORTGAGES   MORTGAGES(A)
                               ---------  --------  ----------  ----------  -------------
SHOPPING CENTERS:
  FIRST MORTGAGES:
    Eastex Venture
      Beaumont, TX
      (Note D) . . . . . . . .        8%  10-31-09  $      335  $    2,300  $       2,130
                                                        Annual
                                                         P & I
    Main/O.S.T., Ltd.
     Houston, TX
     (Note D). . . . . . . . .      9.3%  02-01-20  $      476       4,800          4,461
                                                        Annual
                                                         P & I
                                                       ($1,241
                                                       balloon)
INDUSTRIAL:
  FIRST MORTGAGES:
    River Pointe, Conroe,TX
      (Notes B and D). . . . .     Prime  11-30-03     Varying       2,133          1,891
                                     +2%

    Little York, Houston, TX
      (Notes B and D). . . . .     Prime  12-31-03     Varying       1,922          1,760
                                     +2%

    South Loop Business Park
      Houston, TX
      (Note D) . . . . . . . .     9.25%  11-01-07  $       74         439            373
                                                        Annual
                                                         P & I

                                                 Schedule continued on next page

                                                                       SCHEDULE IV
                                                                       (CONTINUED)

                            WEINGARTEN REALTY INVESTORS
                           MORTGAGE LOANS ON REAL ESTATE
                                 DECEMBER 31, 2000

                               (AMOUNTS IN THOUSANDS)


                                      FINAL    PERIODIC      FACE       CARRYING
                          INTEREST   MATURITY   PAYMENT   AMOUNT OF     AMOUNT OF
                            RATE       DATE      TERMS    MORTGAGES   MORTGAGES(A)
                          ---------  --------  ---------  ----------  -------------
UNIMPROVED LAND:
  SECOND MORTGAGE:
    River Pointe
      Conroe, TX. . . . .     Prime  12-01-01    Varying      12,000          3,712
                                +1%              ($3,806
                                                 balloon)
                                                          ----------  -------------
TOTAL MORTGAGE LOANS ON
  REAL ESTATE (Note D). .                                 $   23,594  $      14,327
                                                          ==========  =============

Note A - The aggregate cost at December 31, 2000 for federal income tax purposes is  $14,327.
Note B - Principal payments are due monthly to the extent of cash flow generated by  the  underlying  property.
Note C - Changes in mortgage loans for the years ended December 31, 2000, 1999 and  1998  are  summarized  below:
Note D - Represents  WRI  share  of  mortgage  loans  to  joint  ventures.

                             ---------  ---------  --------
                               2000       1999       1998
                             ---------  ---------  --------
Balance, Beginning of Year   $ 47,828   $ 28,359   $25,653
New Mortgage Loans                        33,588     3,116
Additions to Existing Loans       380      1,773     1,560
Collections of Principal      (33,881)   (15,892)   (1,970)
                             ---------  ---------  --------
Balance, End of Year         $ 14,327   $ 47,828   $28,359
                             =========  =========  ========