Form 10-Q/A
period 2001-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2001-10-25
CIK 828916

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

                                     PART 1
                              FINANCIAL INFORMATION


This amendment on Form 10-Q/A is being filed to give effect to the restatement of the Company's financial statements, as discussed in Note 10 thereto.


ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS



                                       WEINGARTEN REALTY INVESTORS
                                    STATEMENTS OF CONSOLIDATED INCOME
                                               (UNAUDITED)
                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                          Three Months Ended
                                                                              March 31,
                                                                          2001        2000
                                                                        ---------   ---------
                                                                        (As restated, Note 10)
Revenues:
  Rentals. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 66,479    $ 57,888
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . .       870       1,378
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       869         433
                                                                        ---------   ---------

       Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    68,218      59,699
                                                                        ---------   ---------

Expenses:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . .    15,751      12,935
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,873      10,046
  Operating. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9,961       8,491
  Ad valorem taxes . . . . . . . . . . . . . . . . . . . . . . . . . .     8,511       7,387
  General and administrative . . . . . . . . . . . . . . . . . . . . .     2,375       1,874
                                                                        ---------   ---------

       Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    47,471      40,733
                                                                        ---------   ---------

Income Before Equity in Earnings of Joint Ventures, Minority Interest
   in Income of Partnerships and Gain on Sales of Property . . . . . .    20,747      18,966
Equity in Earnings of Joint Ventures . . . . . . . . . . . . . . . . .     1,005       1,040
Minority Interest in Income of Partnerships. . . . . . . . . . . . . .      (660)       (555)
Gain on Sales of Property. . . . . . . . . . . . . . . . . . . . . . .     4,310
                                                                        ---------   ---------

Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25,402      19,451
Dividends on Preferred Shares. . . . . . . . . . . . . . . . . . . . .     5,010       5,010
                                                                        ---------   ---------
Net Income Available to Common Shareholders. . . . . . . . . . . . . .  $ 20,392    $ 14,441
                                                                        =========   =========

Net Income Per Common Share - Basic. . . . . . . . . . . . . . . . . .  $    .68    $    .54
                                                                        =========   =========

Net Income Per Common Share - Diluted. . . . . . . . . . . . . . . . .  $    .68    $    .54
                                                                        =========   =========


Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 25,402    $ 19,451
                                                                        ---------   ---------

Other Comprehensive Loss:
  Cumulative effect of change in accounting principle (SFAS 133)
    on other comprehensive loss. . . . . . . . . . . . . . . . . . . .    (1,877)
  Unrealized derivative losses on interest rate swaps. . . . . . . . .    (1,269)
                                                                        ---------   ---------
Other Comprehensive Loss . . . . . . . . . . . . . . . . . . . . . . .    (3,146)
                                                                        ---------   ---------

Comprehensive Income . . . . . . . . . . . . . . . . . . . . . . . . .  $ 22,256    $ 19,451
                                                                        =========   =========



                See Notes to Consolidated Financial Statements.


                                              WEINGARTEN REALTY INVESTORS
                                              CONSOLIDATED BALANCE SHEETS (unaudited)
                                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                   March 31,    December 31,
                                                                                     2001           2000
                                                                                 ------------   ------------
                                                                                   (As restated, Note 10)
                                     ASSETS
Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,797,200    $ 1,730,617
Accumulated Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (373,716)      (365,344)
                                                                                 ------------   ------------
    Property - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,423,484      1,365,273

Investment in Real Estate Joint Ventures. . . . . . . . . . . . . . . . . . . .       27,852         27,871
                                                                                 ------------   ------------
         Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,451,336      1,393,144

Notes Receivable from Real Estate Joint Ventures and Partnerships . . . . . . .       40,568         38,636
Unamortized Debt and Lease Costs. . . . . . . . . . . . . . . . . . . . . . . .       36,717         36,970
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $1,905 in 2001 and $1,884 in 2000). . . . . . . . . . . . . . . .       19,496         24,485
Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .        4,193          7,321
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24,320         17,025
                                                                                 ------------   ------------

                    Total . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,576,630    $ 1,517,581
                                                                                 ============   ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   691,339    $   792,353
Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . . . . . . .       37,198         63,884
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,244          3,891
                                                                                 ------------   ------------

         Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      735,781        860,128
                                                                                 ------------   ------------

Minority Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29,796         27,586
                                                                                 ------------   ------------

Commitments and Contingencies

Shareholders' Equity:
    Preferred Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 10,000
        7.44% Series A cumulative redeemable preferred shares of
          beneficial interest;  3,000 shares issued and outstanding;
          liquidation preference $25 per share. . . . . . . . . . . . . . . . .           90             90
        7.125% Series B cumulative redeemable preferred shares of
          beneficial interest;  3,600 shares issued and 3,543 and 3,552 shares
          outstanding in 2001 and 2000; liquidation preference $25 per share. .          106            107
        7.0% Series C cumulative redeemable preferred shares of
          beneficial interest;  2,300 shares issued and 2,260 and 2,266 shares
          outstanding in 2001 and 2000; liquidation preference $50 per share . .          68             68
    Common Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 150,000; shares issued and outstanding:
      31,658 in 2001 and 26,921 in 2000 . . . . . . . . . . . . . . . . . . . .          949            807
  Capital Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      947,161        758,363
  Accumulated Dividends in Excess of Net Income . . . . . . . . . . . . . . . .     (134,175)      (129,568)
  Accumulated Other Comprehensive Loss. . . . . . . . . . . . . . . . . . . . .       (3,146)
                                                                                 ------------   ------------
    Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . . . . .      811,053        629,867
                                                                                 ------------   ------------

                    Total . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,576,630    $ 1,517,581
                                                                                 ============   ============



                        See  Notes  to  Consolidated  Financial  Statements.


                                    WEINGARTEN REALTY INVESTORS
                               STATEMENTS OF CONSOLIDATED CASH FLOWS
                                            (UNAUDITED)
                                      (AMOUNTS IN THOUSANDS)



                                                                         Three Months Ended
                                                                             March 31,
                                                                         2001         2000
                                                                      ----------   ----------
                                                                       (As restated, Note 10)
Cash Flows from Operating Activities:
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . $  25,402    $  19,451
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . .    15,751       12,935
          Minority interest in income of partnerships . . . . . . . .       660          555
          Equity in earnings of joint ventures. . . . . . . . . . . .    (1,005)      (1,040)
          Gain on sales of property . . . . . . . . . . . . . . . . .    (4,310)
          Changes in accrued rent and accounts receivable . . . . . .     4,589        7,434
          Changes in other assets . . . . . . . . . . . . . . . . . .    (5,541)      (3,973)
          Changes in accounts payable and accrued expenses. . . . . .   (24,476)     (23,076)
          Other, net. . . . . . . . . . . . . . . . . . . . . . . . .       614          797
                                                                      ----------   ----------
            Net cash provided by operating activities . . . . . . . .    11,684       13,083
                                                                      ----------   ----------

Cash Flows from Investing Activities:
    Investment in properties. . . . . . . . . . . . . . . . . . . . .   (77,064)     (18,171)
    Notes Receivable:
          Advances. . . . . . . . . . . . . . . . . . . . . . . . . .    (2,271)      (2,641)
          Collections . . . . . . . . . . . . . . . . . . . . . . . .       193          171
    Proceeds from sales and disposition of property . . . . . . . . .     5,450
    Real estate joint ventures and partnerships:
          Investments . . . . . . . . . . . . . . . . . . . . . . . .      (550)        (381)
          Distributions . . . . . . . . . . . . . . . . . . . . . . .       921          687
                                                                      ----------   ----------
            Net cash used in investing activities . . . . . . . . . .   (73,321)     (20,335)
                                                                      ----------   ----------

Cash Flows from Financing Activities:
    Proceeds from issuance of:
          Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .                 33,508
          Common shares of beneficial interest. . . . . . . . . . . .   188,830
    Principal payments of debt. . . . . . . . . . . . . . . . . . . .  (101,123)        (228)
    Common and preferred dividends paid . . . . . . . . . . . . . . .   (30,009)     (25,030)
    Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .       811         (116)
                                                                      ----------   ----------
            Net cash provided by financing activities . . . . . . . .    58,509        8,134
                                                                      ----------   ----------

Net increase (decrease) in cash and cash equivalents. . . . . . . . .    (3,128)         882
Cash and cash equivalents at January 1. . . . . . . . . . . . . . . .     7,321        4,603
                                                                      ----------   ----------

Cash and cash equivalents at March 31 . . . . . . . . . . . . . . . . $   4,193    $   5,485
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

3.   PER  SHARE  DATA

     Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated, as follows (in thousands):


                                                                     Three Months Ended
                                                                         March 31,
                                                                   ---------------------
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
                                                                   =========   =========



4.     DEBT

     WRI's  debt  consists  of  the  following  (in  thousands):



                                                             March 31,   December 31,
                                                              2001         2000
                                                            ------------   ------------
     Fixed-rate debt payable to 2015 at 6.0% to 10.0%. . .  $   470,080    $   472,271
     Variable-rate unsecured notes payable to 2003 . . . .       50,000         50,000
     Notes payable under revolving credit agreements . . .      131,190        230,100
     Obligations under capital leases. . . . . . . . . . .       33,576         33,467
     Industrial revenue bonds to 2015 at 3.65% to 6.0% . .        5,975          6,010
     Other . . . . . . . . . . . . . . . . . . . . . . . .          518            505
                                                            ------------   ------------

           Total . . . . . . . . . . . . . . . . . . . . .  $   691,339    $   792,353
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

     WRI's  debt  can  be  summarized  as  follows  (in  thousands):



                                                      March 31,   December 31,
                                                        2001          2000
                                                    ------------  ------------
     As to interest rate (including the effects of
         interest rate swaps):
             Fixed-rate debt . . . . . . . . . . . .$   581,202   $   572,783
             Variable-rate debt. . . . . . . . . . .    110,137       219,570
                                                    ------------  ------------

             Total . . . . . . . . . . . . . . . . .$   691,339   $   792,353
                                                    ============  ============


     As to collateralization:
             Unsecured debt. . . . . . . . . . . . .$   570,208   $   669,106
             Secured debt. . . . . . . . . . . . . .    121,131       123,247
                                                    ------------  ------------

             Total . . . . . . . . . . . . . . . . .$   691,339   $   792,353
                                                    ============  ============




5.     PROPERTY

WRI's  property  consists  of  the  following  (in  thousands):



                                        March 31,   December 31,
                                          2001          2000
                                      ------------  ------------
     Land . . . . . . . . . . . . . . $   338,471   $   328,462
     Land held for development. . . .      24,855        24,013
     Land under development . . . . .      45,675        42,430
     Buildings and improvements . . .   1,344,347     1,302,092
     Construction in-progress . . . .      43,852        33,620
                                      ------------  ------------

     Total. . . . . . . . . . . . . . $ 1,797,200   $ 1,730,617
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


                                        March 31,   December 31,
                                          2001          2000
                                      ------------  ------------
        Combined Balance Sheets

     Property. . . . . . . . . . . . .$   176,733   $   176,247
     Accumulated Depreciation. . . . .    (22,768)      (21,755)
                                      ------------  ------------
     Property - net. . . . . . . . . .    153,965       154,492

     Other Assets. . . . . . . . . . .      8,933        10,800
                                      ------------  ------------

          Total. . . . . . . . . . . .$   162,898   $   165,292
                                      ============  ============



     Debt. . . . . . . . . . . . . . .$    77,128   $    77,274
     Amounts Payable to WRI. . . . . .     16,318        16,622
     Other liabilities . . . . . . . .      3,062         5,359
     Accumulated Equity. . . . . . . .     66,390        66,037
                                      ------------  ------------

     Total . . . . . . . . . . . . . .$   162,898   $   165,292
                                      ============  ============




        Combined Statements of Income
                                         Three Months Ended
                                              March 31,
                                           2001      2000
                                         --------  --------
     Revenues                            $ 6,321   $ 4,349
                                         --------  --------

     Expenses:
     Depreciation and amortization. . . .  1,103       720
     Operating. . . . . . . . . . . . . .    894       639
     Interest . . . . . . . . . . . . . .  1,851     1,243
     Ad valorem taxes . . . . . . . . . .    809       539
     General and administrative . . . . .     16         4
                                         --------  --------

          Total . . . . . . . . . . . . .  4,673     3,145
                                         --------  --------

     Net Income . . . . . . . . . . . . .$ 1,648   $ 1,204
                                         ========  ========


Our investment in real estate joint ventures, as reported on the balance sheets, differs from our proportionate share of the joint ventures' underlying net assets due to basis differentials which arose upon the transfer of assets from WRI to the joint ventures. This basis differential which totaled $2.0 million at March 31, 2001 and December 31, 2000, respectively, is depreciated over the useful lives of the related assets.

Fees earned by WRI for the management of these joint ventures totaled $.1 million and $.07 million, respectively, for the quarters ended March 31, 2001 and 2000.

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

In March 2000, WRI formed a strategic joint venture with an institutional investor to acquire $200 million of real estate assets using limited leverage. Each asset purchase is made by a separate limited partnership in which WRI has a 30% interest. As general partner in the joint venture, WRI is responsible for the acquisition process, as well as, the on-going leasing and management activities of the acquired properties, subject to limited partner approval of significant transactions. Two shopping centers were acquired in June and one in August of 2000 under this joint venture arrangement. WRI loaned these three partnerships an aggregate of $32.0 million which was replaced with ten-year non-recourse third party mortgages with a weighted average rate of 7.8%.




7.   SEGMENT  INFORMATION


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

Information  concerning  WRI's reportable segments is as follows (in thousands):



                                                          SHOPPING
                                                           CENTER    INDUSTRIAL    OTHER       TOTAL
                                                        -----------  ----------  ---------  ------------
     Three Months Ended
     March 31, 2001:
         Revenues . . . . . . . . . . . . . . . . . . . $   58,661   $   7,662   $  1,895   $    68,218
         Net operating income . . . . . . . . . . . . .     42,698       5,443      1,605        49,746
         Equity in earnings of joint ventures . . . . .        913         125        (33)        1,005
         Investment in real estate joint ventures . . .     25,305       1,512      1,035        27,852
         Total assets . . . . . . . . . . . . . . . . .  1,283,265     185,356    108,009     1,576,630

     Three Months Ended
     March 31, 2000:
         Revenues . . . . . . . . . . . . . . . . . . . $   51,068   $   6,449   $  2,182   $    59,699
         Net operating income . . . . . . . . . . . . .     36,944       4,584      2,293        43,821
         Equity in earnings of joint ventures . . . . .        820         291        (71)        1,040
         Investment in real estate joint ventures . . .     16,892       1,474        420        18,786
         Total assets . . . . . . . . . . . . . . . . .  1,047,972     161,899    120,464     1,330,335



Net operating income reconciles to net income as shown on the Statements of Consolidated Income as follows (in thousands):



                                                               Three Months Ended
                                                                   March 31,
                                                                2001       2000
                                                             ---------  ---------
     Total segment net operating income. . . . . . . . . . . $ 49,746   $ 43,821
     Less:
           Depreciation and amortization . . . . . . . . . .   15,751     12,935
           Interest. . . . . . . . . . . . . . . . . . . . .   10,873     10,046
           General and administrative. . . . . . . . . . . .    2,375      1,874
           Minority interest in income of partnerships . . .      660        555
           Equity in earnings of joint ventures. . . . . . .   (1,005)    (1,040)
           Gain on sales of property . . . . . . . . . . . .   (4,310)
                                                             ---------  ---------
     Net Income. . . . . . . . . . . . . . . . . . . . . . . $ 25,402   $ 19,451
                                                             =========  =========





8.   COMMON  SHARES  OF  BENEFICIAL  INTEREST


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



9.   SUBSEQUENT  EVENT


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



10.     RESTATEMENT

     Subsequent to the issuance of its financial statements for the quarters ended March 31, 2001 and 2000, WRI determined that 17 joint ventures or partnerships which had previously been consolidated should have been accounted for under the equity method. The accompanying financial statements have been restated to present these joint ventures and partnerships on the equity method. The restatement did not change net income or shareholders' equity. The effect of the restatement on specific line items on the statements of consolidated income and consolidated balance sheets is as follows (in thousands):


                                                               Three Months Ended March 31,
                                                  ---------------------------------------------------------
                                                            2001                            2000
                                                  --------------------------     --------------------------
                                                       As                             As
                                                   Previously        As           Previously        As
                                                    Reported      Restated         Reported      Restated
                                                  ------------  ------------     ------------  ------------
     Operating results:
       Rental revenues . . . . . . . . . . . . . .$    72,696   $    66,479      $    62,154   $    57,888
       Interest Income . . . . . . . . . . . . . .        923           870            1,403         1,378
       Other . . . . . . . . . . . . . . . . . . .        880           869              415           433

     Expenses:
       Depreciation and amortization . . . . . . .     16,855        15,751           13,655        12,935
       Interest. . . . . . . . . . . . . . . . . .     12,421        10,873           10,143        10,046
       Operating . . . . . . . . . . . . . . . . .     10,663         9,961            9,007         8,491
       Ad valorem taxes. . . . . . . . . . . . . .      9,319         8,511            7,926         7,387
       General and administrative. . . . . . . . .      2,377         2,375            1,874         1,874

     Minority interest in income of partnerships .      1,772           660            1,916           555

     Equity in earnings of joint ventures. . . . .                    1,005                          1,040





                                                        March 31, 2001               December 31, 2000
                                                  --------------------------     --------------------------
                                                       As                             As
                                                   Previously        As           Previously        As
                                                    Reported      Restated         Reported      Restated
                                                  ------------  ------------     ------------  ------------

     Balance sheet:

     Property . . . . . . . . . . . . . . . . . . $ 1,973,500   $ 1,797,200      $ 1,906,431   $ 1,730,617

     Accumulated Depreciation . . . . . . . . . .    (396,503)     (373,716)        (387,118)     (365,344)

     Investment in real estate joint ventures . .                    27,852                         27,871

     Notes receivable from real estate joint
       ventures and partnerships. . . . . . . . .      33,522        40,568           31,002        38,636

     Unamortized Debt and Lease Costs . . . . . .      38,178        36,717           38,453        36,970

     Accrued Rent and Accounts Receivable . . . .      15,549        19,496           22,273        24,485

     Cash and Cash Equivalents. . . . . . . . . .       9,277         4,193           14,825         7,321

     Other Assets . . . . . . . . . . . . . . . .      27,498        24,320           20,145        17,025

     Debt . . . . . . . . . . . . . . . . . . . .     771,613       691,339          869,627       792,353

     Accounts Payable and Accrued
       Interest . . . . . . . . . . . . . . . . .      40,496        37,198           69,561        63,884

     Other Liabilities. . . . . . . . . . . . . .       3,409         7,244            4,263         3,891

     Minority Interest. . . . . . . . . . . . . .      74,450        29,796           72,693        27,586


PART  I
                              FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


WRI's financial statements for the three months ended March 31, 2001 and 2000 have been restated as discussed in Note 10 to the accompanying consolidated financial statements. The information included in the following discussion gives effect to that restatement. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations.


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

CAPITAL  RESOURCES  AND  LIQUIDITY


WRI anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements. Cash on hand, borrowings under our existing credit facilities, issuance of unsecured debt and the use of project financing, as well as other debt and equity alternatives, will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows was $11.7 million for the first three months of 2001 as compared to $13.1 million for the same period of 2000. The decrease was due primarily to the timing of cash receipts and payments.


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


Total debt outstanding decreased to $691.3 million at quarter-end from $792.4 at December 31, 2000. This decrease was primarily due to the retirement of debt with the $188.1 million of net proceeds from the common share offering, offset by the funding of acquisitions and ongoing development and redevelopment efforts. Included in total debt outstanding of $691.3 at March 31, 2001 is variable-rate debt of $84.1 million, after recognizing the effect of $90.0 million of interest rate swaps and $26.0 million of variable-rate notes receivables from joint venture partners.


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

Funds from operations - diluted for the three months ended March 31, 2001 and 2000 is calculated as follows:



                                                                           Three Months Ended
                                                                                March 31,
                                                                          --------------------
                                                                             2001       2000
                                                                          ---------  ---------

Net income available to common shareholders . . . . . . . . . . . . . .   $ 20,392   $ 14,441
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .     15,211     12,793
Depreciation and amortization of unconsolidated joint ventures. . . . .        462        311
Gain on sales of property . . . . . . . . . . . . . . . . . . . . . . .     (4,310)
                                                                          ---------  ---------
              Funds from operations . . . . . . . . . . . . . . . . . .     31,755     27,545
Funds from operations attributable to operating
  partnership units . . . . . . . . . . . . . . . . . . . . . . . . . .         60         83
                                                                          ---------  ---------
              Funds from operations assuming conversion of OP units . .   $ 31,815   $ 27,628
                                                                          =========  =========


Weighted average shares outstanding - basic . . . . . . . . . . . . . .     30,109     26,707
Effect of dilutive securities:
      Share options and awards. . . . . . . . . . . . . . . . . . . . .         97         19
      Operating partnership units . . . . . . . . . . . . . . . . . . .         51        132
                                                                          ---------  ---------
Weighted average shares outstanding - diluted . . . . . . . . . . . . .     30,257     26,858
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


Rental revenues were $66.5 million in 2001, as compared to $57.9 million in 2000, representing an increase of approximately $8.6 million or 14.8%. Of these increases, property acquisitions and new development contributed $6.1 million in 2001, as compared to $5.8 million for the same period of 2000. The remaining portion of these increases is due to activity at our existing properties. Occupancy of the total portfolio increased to 92.3% as compared to 91.5% as of March 31, 2000. The occupancy of the retail portfolio was 92.5%, up from 91.5% at March 31, 2000, while the industrial portfolio decreased from 94.1% at March 31, 2000 to 91.6%. During the first three months of 2001, WRI completed 205 renewals or leases comprising 1.0 million square feet at an average rental rate increase of 8.1%. Net of the amortized portion of capital costs for tenant improvements, the increased averaged 6.8%.

Gross interest costs, before capitalization of interest, increased by $2.2 million from $10.7 million in the first quarter of 2000 to $12.9 million in the first quarter of 2001. The increase is due primarily to an increase in the average debt outstanding between periods of $593.5 in 2000 to $695.0 million in 2001. The average interest rate increased from 7.2% in 2000 to 7.3% in 2001. The amount of interest capitalized during the period was $2.0 million and $.6 million in 2001 and 2000, respectively.


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

WRI hedges the future cash flows of debt transactions principally through interest rate swaps with major financial institutions. WRI has five interest rate swap contracts with an aggregate notional amount of $90 million that convert variable interest payments to fixed interest payments at rates from 6.8% to 7.87%. These swaps have been designated and qualify as cash flow hedges. We have determined these swaps agreements are highly effective in offsetting future variable interest cash flows of the related debt instruments. As of January 1, 2001, the adoption of the new standard resulted in a cumulative transition adjustment of $1.9 million to accumulated other comprehensive loss, a component of shareholders' equity and a corresponding liability of the same amount. For the three months ended March 31, 2001, the change in fair market value of our interest rate swaps was $1.2 million and was recorded in accumulated other comprehensive loss. We do not anticipate any material reclassifications to earnings from accumulated other comprehensive loss over the next 12 months.

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

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK


WRI uses fixed and floating-rate debt to finance its capital requirements. These transactions expose WRI to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose WRI to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At March 31, 2001, WRI had fixed-rate debt of $581.2 million and variable-rate debt of $84.1 million, after adjusting for the effect of $90 million of interest rate swaps and $26.0 million of variable-rate notes receivables from joint venture partners.

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



DATE:     October 25, 2001
          ----------------