Form 10-Q/A
period 2001-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2001-10-25
CIK 828916

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

ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS

                                        WEINGARTEN REALTY INVESTORS
                         STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
                                                (UNAUDITED)
                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                              Three Months Ended       Six Months Ended
                                                                   June 30,                June 30,
                                                           ------------------------  ----------------------
                                                              2001       2000         2001       2000
                                                           -----------  -----------  ---------  -----------
                                                                        (As restated, Note 10)
Revenues:
  Rentals . . . . . . . . . . . . . . . . . . . . . . . .  $   77,032   $   59,824   $143,511   $  117,712
  Interest income . . . . . . . . . . . . . . . . . . . .         915        1,527      1,785        2,905
  Other . . . . . . . . . . . . . . . . . . . . . . . . .       1,616          682      2,485        1,115
                                                           -----------  -----------  ---------  -----------
       Total. . . . . . . . . . . . . . . . . . . . . . .      79,563       62,033    147,781      121,732
                                                           -----------  -----------  ---------  -----------
Expenses:
  Depreciation and amortization . . . . . . . . . . . . .      16,715       12,960     32,466       25,895
  Interest. . . . . . . . . . . . . . . . . . . . . . . .      14,522       10,426     25,395       20,472
  Operating . . . . . . . . . . . . . . . . . . . . . . .      10,951        9,499     20,912       17,990
  Ad valorem taxes. . . . . . . . . . . . . . . . . . . .       9,682        7,516     18,193       14,903
  General and administrative. . . . . . . . . . . . . . .       2,729        2,049      5,104        3,923
                                                           -----------  -----------  ---------  -----------
       Total. . . . . . . . . . . . . . . . . . . . . . .      54,599       42,450    102,070       83,183
                                                           -----------  -----------  ---------  -----------
Income Before Equity in Earnings of Joint  Ventures,
  Minority Interest in Income of Partnerships and
  Gain on Sales of Property . . . . . . . . . . . . . . .      24,964       19,583     45,711       38,549
Equity in Earnings of Joint Ventures. . . . . . . . . . .       1,049        1,073      2,054        2,113
Minority Interest in Income of Partnerships . . . . . . .        (706)        (678)    (1,366)      (1,233)
Gain on Sales of Property . . . . . . . . . . . . . . . .         674                   4,984
                                                           -----------  -----------  ---------  -----------
Net Income. . . . . . . . . . . . . . . . . . . . . . . .      25,981       19,978     51,383       39,429
Dividends on Preferred Shares . . . . . . . . . . . . . .       5,010        5,010     10,020       10,020
                                                           -----------  -----------  ---------  -----------
Net Income Available to Common Shareholders . . . . . . .  $   20,971   $   14,968   $ 41,363   $   29,409
                                                           ===========  ===========  =========  ===========

Net Income Per Common Share - Basic . . . . . . . . . . .  $      .65   $      .56   $   1.33   $     1.10
                                                           ===========  ===========  =========  ===========

Net Income Per Common Share - Diluted . . . . . . . . . .  $      .65   $      .56   $   1.33   $     1.10
                                                           ===========  ===========  =========  ===========


Net Income. . . . . . . . . . . . . . . . . . . . . . . .  $   25,981   $   19,978   $ 51,383   $   39,429
                                                           -----------  -----------  ---------  -----------

Other Comprehensive Income:
  Cumulative effect of change in accounting principle
    (SFAS 133) on other comprehensive loss                                             (1,877)
  Unrealized derivative gain(loss) on interest rate swaps         282                    (987)
  Unrealized derivative gain on forward-starting
    interest rate swaps . . . . . . . . . . . . . . . . .       3,771                   3,771
                                                           -----------  -----------  ---------  -----------
Other Comprehensive Income. . . . . . . . . . . . . . . .       4,053                     907
                                                           -----------  -----------  ---------  -----------

Comprehensive Income. . . . . . . . . . . . . . . . . . .  $   30,034   $   19,978   $ 52,290   $   39,429
                                                           ===========  ===========  =========  ===========



                See Notes to Consolidated Financial Statements.

                                         WEINGARTEN REALTY INVESTORS
                                         CONSOLIDATED BALANCE SHEETS (unaudited)
                               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                   June 30,     December 31,
                                                                                     2001           2000
                                                                                 ------------  --------------
ASSETS                                                                               (As restated, Note 10)
Property                                                                         $ 2,166,717   $   1,730,617
Accumulated Depreciation                                                            (388,117)       (365,344)
                                                                                 ------------  --------------
    Property - net                                                                 1,778,600       1,365,273

Investment in Real Estate Joint Ventures                                              27,458          27,871
                                                                                 ------------  --------------
        Total                                                                      1,806,058       1,393,144

Notes Receivable from Real Estate Joint Ventures and Partnerships                     43,499          38,636
Unamortized Debt and Lease Costs                                                      37,814          36,970
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $2,094 in 2001 and $1,884 in 2000)                                      20,998          24,485
Cash and Cash Equivalents                                                              5,356           7,321
Other                                                                                 26,407          17,025
                                                                                 ------------  --------------
                    Total                                                        $ 1,940,132   $   1,517,581
                                                                                 ============  ==============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Debt                                                                             $ 1,003,364   $     792,353
Accounts Payable and Accrued Expenses                                                 59,815          63,884
Other                                                                                  5,961           3,891
                                                                                 ------------  --------------

        Total                                                                      1,069,140         860,128
                                                                                 ------------  --------------

Minority Interest                                                                     31,076          27,586
                                                                                 ------------  --------------

Commitments and Contingencies

Shareholders' Equity:
    Preferred Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 10,000
        7.44% Series A cumulative redeemable preferred shares of
          beneficial interest;  3,000 shares issued and outstanding;
          liquidation preference $25 per share                                            90              90
        7.125% Series B cumulative redeemable preferred shares of
          beneficial interest;  3,600 shares issued and 3,536 and 3,552 shares
          outstanding in 2001 and 2000; liquidation preference $25 per share             106             107
        7.0% Series C cumulative redeemable preferred shares of
          beneficial interest;  2,300 shares issued and 2,258 and 2,266 shares
          outstanding in 2001 and 2000; liquidation preference $50 per share              68              68
    Common Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 150,000; shares issued and outstanding:
      32,405 in 2001 and 26,921 in 2000                                                  971             807
  Capital Surplus                                                                    976,534         758,363
  Accumulated Dividends in Excess of Net Income                                     (138,760)       (129,568)
  Accumulated Other Comprehensive Income. . . . . . . . . . . . . . . . . . . .          907
                                                                                 ------------  --------------
    Shareholders' Equity                                                             839,916         629,867
                                                                                 ------------  --------------

                    Total                                                        $ 1,940,132   $   1,517,581
                                                                                 ============  ==============


                          See Notes to Consolidated Financial Statements.

                                 WEINGARTEN REALTY INVESTORS
                            STATEMENTS OF CONSOLIDATED CASH FLOWS
                                         (UNAUDITED)
                                   (AMOUNTS IN THOUSANDS)



                                                                      Six Months Ended
                                                                          June 30,
                                                                 ---------------------------
                                                                      2001         2000
                                                                 ------------  -------------
                                                                    (As restated, Note 10)
Cash Flows from Operating Activities:
    Net income                                                   $    51,383   $     39,429
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                               32,466         25,895
          Equity in earnings of joint ventures                        (2,054)        (2,113)
          Minority interest in income of partnerships                  1,366          1,233
          Gain on sales of property . . . . . . . . . . . . . .       (4,984)
          Changes in accrued rent and accounts receivable              2,194          6,107
          Changes in other assets                                    (16,274)        (7,706)
          Changes in accounts payable and accrued expenses            (3,607)        (7,432)
          Other, net                                                   1,014          1,471
                                                                 ------------  -------------
            Net cash provided by operating activities                 61,504         56,884
                                                                 ------------  -------------

Cash Flows from Investing Activities:
    Investment in properties                                        (288,669)       (61,237)
    Notes Receivable:
          Advances                                                    (5,855)       (25,438)
          Collections                                                    336            288
    Proceeds from sales and disposition of property . . . . . .        6,811
    Real estate joint ventures and partnerships:
          Investments                                                 (1,010)        (6,808)
          Distributions                                                2,414          1,535
                                                                 ------------  -------------
            Net cash used in investing activities                   (285,973)       (91,660)
                                                                 ------------  -------------

Cash Flows from Financing Activities:
    Proceeds from issuance of:
          Debt                                                       166,590        107,563
          Common shares of beneficial interest                       218,089             14
    Principal payments of debt                                      (102,155)       (25,891)
    Common and preferred dividends paid                              (60,574)       (50,097)
    Other, net                                                           554           (314)
                                                                 ------------  -------------
            Net cash provided by financing activities                222,504         31,275
                                                                 ------------  -------------

Net decrease in cash and cash equivalents                             (1,965)        (3,501)
Cash and cash equivalents at January 1                                 7,321          4,603
                                                                 ------------  -------------

Cash and cash equivalents at June 30                             $     5,356   $      1,102
                                                                 ============  =============


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
                                                                =========  =========    =========  =========


4.   DEBT

     WRI's  debt  consists  of  the  following  (in  thousands):

                                                         June 30,   December 31,
                                                           2001         2000
                                                        ----------  ------------
     Fixed-rate debt payable to 2015 at 6.0% to 10.0%.  $  616,063  $    472,271
     Variable-rate unsecured notes payable to 2003 . .      50,000        50,000
     Notes payable under revolving credit agreements .     297,780       230,100
     Obligations under capital leases. . . . . . . . .      33,569        33,467
     Industrial revenue bonds to 2015 at 2.8% to 5.25%       5,939         6,010
     Other . . . . . . . . . . . . . . . . . . . . . .          13           505
                                                        ----------  ------------
     Total . . . . . . . . . . . . . . . . . . . . . .  $1,003,364  $    792,353
                                                        ==========  ============

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

     WRI's  debt  can  be  summarized  as  follows  (in  thousands):

                                                     June 30,   December 31,
                                                       2001         2000
                                                    ----------  ------------
     As to interest rate (including the effects of
         interest rate swaps):
             Fixed-rate debt . . . . . . . . . . .  $  707,178  $    572,783
             Variable-rate debt. . . . . . . . . .     296,186       219,570
                                                    ----------  ------------

             Total . . . . . . . . . . . . . . . .  $1,003,364  $    792,353
                                                    ==========  ============

     As to collateralization:
             Unsecured debt. . . . . . . . . . . .  $  736,265  $    669,106
             Secured debt. . . . . . . . . . . . .     267,099       123,247
                                                    ----------  ------------

             Total . . . . . . . . . . . . . . . .  $1,003,364  $    792,353
                                                    ==========  ============

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

5.   PROPERTY

     WRI's  property  consists  of  the  following  (in  thousands):

                                   June 30,   December 31,
                                     2001         2000
                                 ----------  -------------
     Land . . . . . . . . . . .  $  408,792  $     328,462
     Land held for development.      25,378         24,013
     Land under development . .      47,059         42,430
     Buildings and improvements   1,629,216      1,302,092
     Construction in-progress .      56,272         33,620
                                 ----------  -------------

     Total. . . . . . . . . . .  $2,166,717  $   1,730,617
                                 ==========  =============

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

                                June 30,    December 31,
                               ----------  --------------
                                  2001          2000
                               ----------  --------------
     Combined Balance Sheets

     Property . . . . . . . .  $ 177,715   $     176,247
     Accumulated Depreciation    (23,819)        (21,755)
                               ----------  --------------
       Property - net . . . .    153,896         154,492

     Other Assets . . . . . .      7,873          10,800
                               ----------  --------------

             Total. . . . . .  $ 161,769   $     165,292
                               ==========  ==============



     Debt . . . . . . . . . .  $  76,964   $      77,274
     Amounts Payable to WRI .     16,209          16,622
     Other liabilities. . . .      3,667           5,359
     Accumulated Equity . . .     64,929          66,037
                               ----------  --------------

         Total. . . . . . . .  $ 161,769   $     165,292
                               ==========  ==============

Combined Statements of Income
                                      Three Months Ended      Six Months Ended
                                            June 30,              June 30,
                                    ----------------------  --------------------
                                       2001        2000       2001       2000
                                    ----------  ----------  ---------  ---------
     Revenues. . . . . . . . . . .  $    6,442  $    4,471  $  12,763  $   8,820

     Expenses:
     Depreciation and amortization       1,143         760      2,246      1,480
     Operating . . . . . . . . . .         899         718      1,793      1,357
     Interest  . . . . . . . . . .       1,828       1,447      3,679      2,690
     Ad valorem taxes. . . . . . .         783         538      1,592      1,077
     General and administrative. .          28           5         44          9
                                    ----------  ----------  ---------  ---------

     Total . . . . . . . . . . . .       4,681       3,468      9,354      6,613
                                    ----------  ----------  ---------  ---------

     Net Income. . . . . . . . . .  $    1,761  $    1,003  $   3,409  $   2,207
                                    ==========  ==========  =========  =========

     Our investment in real estate joint ventures, as reported on the balance sheets, differs from our proportionate share of the joint ventures' underlying net assets due to basis differentials which arose upon the transfer of assets from WRI to the joint ventures. This basis differential which totaled $2.0 million at June 30, 2001 and December 31, 2000, respectively, is depreciated over the useful lives of the related assets.

     Fees earned by WRI for the management of these joint ventures totaled, in millions, $.1 and $.07 for the quarters ended June 30, 2001 and 2000 and $.2 and $.1 for the six months ended June 30, 2001 and 2000.

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

     In March 2000, WRI formed a strategic joint venture with an institutional investor to acquire $200 million of real estate assets using limited leverage. Each asset purchase is made by a separate limited partnership in which WRI has a 30% interest. As general partner in the joint venture, WRI is responsible for the acquisition process, as well as, the on-going leasing and management activities of the acquired properties, subject to limited partner approval of significant transactions. Two shopping centers were acquired in June 2000 and one in August of 2000 under this joint venture arrangement. WRI loaned these three partnerships an aggregate of $32.0 million which was replaced with ten-year non-recourse third party mortgages with a weighted average rate of 7.8%.


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

     Information concerning WRI's reportable segments is as follows (in thousands):


                                                    SHOPPING
                                                     CENTER    INDUSTRIAL   OTHER      TOTAL
                                                   ----------  -----------  ---------  ----------
     Three Months Ended
     June 30, 2001:
         Revenues . . . . . . . . . . . . . . . .  $   69,713  $     7,981  $  1,869   $   79,563
         Net operating income . . . . . . . . . .      51,416        5,628     1,886       58,930
         Equity in earnings of joint ventures . .         933          135       (19)       1,049
         Investment in real estate joint ventures      24,850        1,421     1,187       27,458
         Total assets . . . . . . . . . . . . . .   1,639,062      184,560   116,510    1,940,132

     Three Months Ended
     June 30, 2000:
         Revenues . . . . . . . . . . . . . . . .  $   52,985  $     6,728  $  2,320   $   62,033
         Net operating income . . . . . . . . . .      37,919        4,816     2,283       45,018
         Equity in earnings of joint ventures . .         837          262       (26)       1,073
         Investment in real estate joint ventures      22,484        1,399       892       24,775
         Total assets . . . . . . . . . . . . . .   1,083,167      162,196   144,574    1,389,937

     Six Months Ended
     June 30, 2001:
         Revenues . . . . . . . . . . . . . . . .  $  128,375  $    15,643  $  3,763   $  147,781
         Net operating income . . . . . . . . . .      94,114       11,071     3,491      108,676
         Equity in earnings of joint ventures . .       1,846          260       (52)       2,054

     Six Months Ended
     June 30, 2000:
         Revenues . . . . . . . . . . . . . . . .  $  104,053  $    13,177  $  4,502   $  121,732
         Net operating income . . . . . . . . . .      74,863        9,401     4,575       88,839
         Equity in earnings of joint ventures . .       1,657          553       (97)       2,113

Net operating income reconciles to net income as shown on the Statements of Consolidated Income as follows (in thousands):

                                                           Three Months Ended       Six Months Ended
                                                                June 30,                June 30,
                                                        ------------------------  ----------------------
                                                              2001         2000        2001        2000
                                                        -----------  -----------  ----------  ----------

     Total segment net operating income. . . . . . . .  $   58,930   $   45,018   $ 108,676   $  88,839
     Less:
           Depreciation and amortization . . . . . . .      16,715       12,960      32,466      25,895
           Interest. . . . . . . . . . . . . . . . . .      14,522       10,426      25,395      20,472
           General and administrative. . . . . . . . .       2,729        2,049       5,104       3,923
           Minority interest in income of partnerships         706          678       1,366       1,233
           Equity in earnings of joint ventures. . . .      (1,049)      (1,073)     (2,054)     (2,113)
           Gain on sales of property . . . . . . . . .        (674)                  (4,984)
                                                        -----------  -----------  ----------  ----------
     Net Income. . . . . . . . . . . . . . . . . . . .  $   25,981   $   19,978   $  51,383   $  39,429
                                                        ===========  ===========  ==========  ==========


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

10.  RESTATEMENT

     Subsequent to the issuance of its financial statements for the six and three months ended June 30, 2001 and 2000, WRI determined that 17 joint ventures or partnerships which had previously been consolidated should have been accounted for under the equity method. The accompanying financial statements have been restated to present these joint ventures and partnerships on the equity method. The restatement did not change net income or shareholders' equity. The effect of the restatement on specific line items on the statements of consolidated income and consolidated balance sheets is as follows (in thousands):

                                                     Three Months Ended June 30,
                                         ------------------------------------------------
                                                     2001                   2000
                                         ------------------------  ----------------------
                                               As                      As
                                           Previously      As      Previously      As
                                            Reported    Restated    Reported    Restated
                                         -------------  ---------  -----------  ---------
     Operating results:
       Rental revenues. . . . . . . . . .  $    83,392  $  77,032  $    64,218  $  59,824
       Interest Income. . . . . . . . . .          945        915        1,556      1,527
       Other. . . . . . . . . . . . . . .        1,659      1,616          708        682

     Expenses:
       Depreciation and amortization. . .       17,858     16,715       13,720     12,960
       Interest . . . . . . . . . . . . .       16,072     14,522       10,601     10,426
       Operating. . . . . . . . . . . . .       11,676     10,591       10,093      9,499
       Ad valorem taxes . . . . . . . . .       10,464      9,682        8,054      7,516
       General and administrative . . . .        2,740      2,729        2,053      2,049

     Minority interest in income
       of partnerships. . . . . . . . . .        1,879        706        1,983        678

     Equity in earnings of joint ventures                   1,049                   1,073


                                                       Six Months Ended June 30,
                                         ------------------------------------------------
                                                     2001                   2000
                                         ------------------------  ----------------------
                                               As                      As
                                           Previously      As      Previously      As
                                            Reported    Restated    Reported    Restated
                                         -------------  ---------  -----------  ---------
     Operating results:
       Rental revenues. . . . . . . . . .  $   156,088  $ 143,511  $   126,372  $ 117,712
       Interest Income. . . . . . . . . .        1,868      1,785        2,959      2,905
       Other. . . . . . . . . . . . . . .        2,539      2,485        1,123      1,115


     Expenses:
       Depreciation and amortization. . .       34,713     32,466       27,375     25,895
       Interest . . . . . . . . . . . . .       28,493     25,395       20,744     20,472
       Operating. . . . . . . . . . . . .       22,339     20,912       19,100     17,990
       Ad valorem taxes . . . . . . . . .       19,783     18,193       15,980     14,903
       General and administrative . . . .        5,117      5,104        3,927      3,923

     Minority interest in income
       of partnerships. . . . . . . . . .        3,651      1,366        3,899      1,233

     Equity in earnings of joint ventures                   2,054                   2,113

                                                 June 30, 2001           December 31, 2000
                                          -------------------------  -------------------------
                                               As                         As
                                           Previously       As        Previously       As
                                            Reported     Restated      Reported     Restated
                                          ------------  -----------  ------------  -----------
Property . . . . . . . . . . . . . . . .  $ 2,343,989   $2,166,717   $ 1,906,431   $1,730,617

Accumulated Depreciation . . . . . . . .     (411,955)    (388,117)     (387,118)    (365,344)

Investment in real estate joint ventures                    27,458                     27,871

Notes receivable from real estate
  joint ventures and partnerships. . . .       35,092       43,499        31,002       38,636

Unamortized Debt and Lease Costs . . . .       39,327       37,814        38,453       36,970

Accrued Rent and Accounts Receivable . .       19,433       20,998        22,273       24,485

Cash and Cash Equivalents. . . . . . . .       10,107        5,356        14,825        7,321

Other Assets . . . . . . . . . . . . . .       29,997       26,407        20,145       17,025

Debt . . . . . . . . . . . . . . . . . .    1,080,328    1,003,364       869,627      792,353

Accounts Payable and Accrued
  Expenses . . . . . . . . . . . . . . .       63,508       59,815        69,561       63,884

Other Liabilities. . . . . . . . . . . .        6,808        5,961         4,263        3,891

Minority Interest. . . . . . . . . . . .       75,430       31,076        72,693       27,586

PART  I
                              FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WRI's financial statements for the three and six months ended June 30, 2001 and 2000 have been restated as discussed in Note 10 to the accompanying consolidated financial statements. The information included in the following discussion gives effect to that restatement.

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

CAPITAL  RESOURCES  AND  LIQUIDITY

WRI anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements. Cash on hand, borrowings under our existing credit facilities, issuance of unsecured debt and the use of project financing, as well as other debt and equity alternatives, will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows was $61.5 million for the first six months of 2001 as compared to $56.9 million for the same period of 2000. The increase was due primarily to WRI's acquisition and new development programs and improvements in the performance of its existing portfolio of properties.

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

Total debt outstanding increased to $1.0 billion at quarter-end from $792.4 million at December 31, 2000. This increase was primarily due to the funding of the Company's acquisitions and ongoing development and redevelopment efforts, offset by the use of proceeds from the common equity offerings. Included in total debt outstanding of $1.0 billion at June 30, 2001 is variable-rate debt of $268.2 million, after recognizing the effect of $70.0 million of interest rate swaps and $28.0 million of variable-rate notes receivables from joint venture partners.

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

Funds from operations - diluted for the three and six months ended June 30, 2001 and 2000 is calculated as follows:

                                                                  Three Months Ended      Six Months Ended
                                                                       June 30,               June 30,
                                                              -----------------------  ---------------------
                                                                  2001        2000        2001       2000
                                                              -----------  ----------  ----------  ---------
     Net income available to common shareholders . . . . . .  $   20,971   $   14,968  $  41,363   $  29,409
     Depreciation and amortization . . . . . . . . . . . . .      16,235       12,792     31,446      25,585
     Depreciation and amortization of unconsolidated
       joint ventures. . . . . . . . . . . . . . . . . . . .         479          330        941         641
     Gain on sales of property . . . . . . . . . . . . . . .        (674)                 (4,984)
                                                              -----------  ----------  ----------  ---------
                   Funds from operations . . . . . . . . . .      37,011       28,090     68,766      55,635
     Funds from operations attributable to operating
       partnership units . . . . . . . . . . . . . . . . . .          53           87        113         170
                                                              -----------  ----------  ----------  ---------
                   Funds from operations assuming conversion
                     of OP units . . . . . . . . . . . . . .  $   37,064   $   28,177  $  68,879   $  55,805
                                                            =============  ==========  ==========  =========

     Weighted average shares outstanding - basic . . . . . .      32,090       26,754     31,105      26,730
     Effect of dilutive securities:
           Share options and awards. . . . . . . . . . . . .         113           54         95          37
           Operating partnership units . . . . . . . . . . .          51          103         51         117
                                                              -----------  ----------  ----------  ---------
     Weighted average shares outstanding - diluted . . . . .      32,254       26,911     31,251      26,884
                                                            =============  ==========  ==========  =========


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

Rental revenues were $77.0 million in 2001, as compared to $59.8 million in 2000, representing an increase of approximately $17.2 million or 28.8%. Of these increases, property acquisitions and new development contributed $16.2 million in 2001, as compared to $5.9 million for the same period of 2000. The remaining portion of these increases is due to activity at our existing properties. Occupancy of the total portfolio was unchanged from the prior year at 92.7%. The occupancy of the retail portfolio stood at 92.8% as compared to 92.7% at June 30, 2000, while the occupancy of the industrial portfolio decreased to 92.1% from 92.7% in the prior year. During the first six months of 2001, WRI completed 422 renewals or new leases comprising 1.7 million square feet at an average rental rate increase of 10.2%. Net of the amortized portion of capital costs for tenant improvements, the increased averaged 6.9%.

Gross interest costs, before capitalization of interest, increased by $5.5 million from $11.4 million in the second quarter of 2000 to $16.9 million in the second quarter of 2001. The increase is due primarily to an increase in the average debt outstanding between periods of $636.6 in 2000 to $962.6 million in 2001. The average interest rate decreased from 7.2% in 2000 to 7.0% in 2001. The amount of interest capitalized during the period was $2.4 million and $1.0 million in 2001 and 2000, respectively.

General and administrative expenses increased by $.7 million to $2.7 million in the second quarter of 2001 from $2.0 million in the same quarter of 2000. The increase is due primarily to an increase in staffing necessitated by the growth in the portfolio from acquisitions and new development, as well as an increase in professional fees from a non-recurring adjustment of $.2 million in June 2001.

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

Rental revenues were $143.5 million in 2001, as compared to $117.7 million in 2000, representing an increase of approximately $25.8 million or 21.9%. Of these increases, property acquisitions and new development contributed $22.3 million in 2001, as compared to $11.7 million for the same period of 2000. The remaining portion of these increases is due to activity at our existing properties.

Gross interest costs, before capitalization of interest, increased by $7.6 million from $22.1 million for the six months of 2000 to $29.7 million for the six months of 2001. The increase is due primarily to an increase in the average debt outstanding between periods of $614.1 million in 2000 to $829.1 million in 2001. The average interest rate remained unchanged at 7.2% in 2001 and 2000. The amount of interest capitalized during the period was $4.3 million and $1.6 million in 2001 and 2000, respectively.

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

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

WRI uses fixed and floating-rate debt to finance its capital requirements. These transactions expose WRI to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose WRI to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At June 30, 2001, WRI had fixed-rate debt of $707.2 million and variable-rate debt of $268.2 million, after adjusting for the effect of $70 million of interest rate swaps and $28.0 million of variable-rate notes receivables from joint venture partners.

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



                                        WEINGARTEN  REALTY  INVESTORS
                                        -----------------------------
                                               (Registrant)



                                        BY:    /s/  Andrew  M.  Alexander
                                           ---------------------------------
                                                 Andrew  M.  Alexander
                                           President/Chief Executive Officer
                                            (Principal  Executive  Officer)



                                        BY:      /s/  Joe  D.  Shafer
                                           ---------------------------------
                                                   Joe  D.  Shafer
                                               Vice  President/Controller
                                           (Principal  Accounting  Officer)



DATE:   October  25,  2001
        ------------------