Form 10-Q
period 2001-09-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2001-11-14
CIK 828916

10

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q
(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

                For the quarterly period ended September 30, 2001
                                               ------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 31, 2001, there were 32,513,500 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

                                     PART 1
                              FINANCIAL INFORMATION

ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS

                           WEINGARTEN REALTY INVESTORS
           STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                           Three Months Ended       Nine Months Ended
                                                             September 30,           September 30,
                                                         --------------------    ----------------------
                                                            2001       2000         2001        2000
                                                         ---------  ---------    ----------  ----------
Revenues:
  Rentals . . . . . . . . . . . . . . . . . . . . . . .  $ 81,428   $ 61,822     $ 224,939   $ 179,534
  Interest income . . . . . . . . . . . . . . . . . . .       795      1,615         2,580       4,520
  Other . . . . . . . . . . . . . . . . . . . . . . . .       790        781         3,275       1,896
                                                         ---------  ---------    ----------  ----------

       Total. . . . . . . . . . . . . . . . . . . . . .    83,013     64,218       230,794     185,950
                                                         ---------  ---------    ----------  ----------

Expenses:
  Depreciation and amortization . . . . . . . . . . . .    17,085     13,817        49,551      39,712
  Interest. . . . . . . . . . . . . . . . . . . . . . .    14,677     11,403        40,072      31,875
  Operating . . . . . . . . . . . . . . . . . . . . . .    12,857      9,400        33,769      27,390
  Ad valorem taxes. . . . . . . . . . . . . . . . . . .     9,921      8,207        28,114      23,110
  General and administrative. . . . . . . . . . . . . .     2,385      2,110         7,489       6,033
                                                         ---------  ---------    ----------  ----------

       Total. . . . . . . . . . . . . . . . . . . . . .    56,925     44,937       158,995     128,120
                                                         ---------  ---------    ----------  ----------

Income Before Equity in Earnings of Joint  Ventures,
  Minority Interest in Income of Partnerships and
  Gain (Loss) on Sales of Property. . . . . . . . . . .    26,088     19,281        71,799      57,830
Equity in Earnings of Joint Ventures. . . . . . . . . .     2,517      1,210         4,571       3,323
Minority Interest in Income of Partnerships . . . . . .      (699)      (629)       (2,065)     (1,862)
Gain (Loss) on Sales of Property. . . . . . . . . . . .      (517)                   4,467
                                                         ---------  ---------    ----------  ----------

Net Income. . . . . . . . . . . . . . . . . . . . . . .    27,389     19,862        78,772      59,291
Dividends on Preferred Shares . . . . . . . . . . . . .     5,010      5,010        15,030      15,030
                                                         ---------  ---------    ----------  ----------
Net Income Available to Common Shareholders . . . . . .  $ 22,379   $ 14,852     $  63,742   $  44,261
                                                         =========  =========    ==========  ==========

Net Income Per Common Share - Basic . . . . . . . . . .  $    .69   $    .55     $    2.02   $    1.65
                                                         =========  =========    ==========  ==========

Net Income Per Common Share - Diluted . . . . . . . . .  $    .69   $    .55     $    2.01   $    1.65
                                                         =========  =========    ==========  ==========


Net Income. . . . . . . . . . . . . . . . . . . . . . .  $ 27,389   $ 19,862     $  78,772   $  59,291
                                                         ---------  ---------    ----------  ----------

Other Comprehensive Loss:
  Cumulative effect of change in accounting principle
    (SFAS 133) on other comprehensive loss. . . . . . .                             (1,877)
  Unrealized derivative loss on interest rate swaps . .    (1,669)                  (2,656)
  Unrealized derivative gain (loss) on forward-starting
    interest rate swaps . . . . . . . . . . . . . . . .    (2,210)                   1,561
                                                         ---------  ---------    ----------  ----------
Other Comprehensive Loss. . . . . . . . . . . . . . . .    (3,879)                  (2,972)
                                                         ---------  ---------    ----------  ----------

Comprehensive Income. . . . . . . . . . . . . . . . . .  $ 23,510   $ 19,862     $  75,800   $  59,291
                                                         =========  =========    ==========  ==========


                 See Notes to Consolidated Financial Statements.


                                           WEINGARTEN REALTY INVESTORS
                                     CONSOLIDATED BALANCE SHEETS (unaudited)
                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                 September 30,    December 31,
                                                                                     2001             2000
                                                                                 -------------   -------------

                                    ASSETS
Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  2,232,284   $   1,730,617
Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (402,070)       (365,344)
                                                                                 -------------   -------------
    Property - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,830,214       1,365,273

Investment in Real Estate Joint Ventures . . . . . . . . . . . . . . . . . . . .       28,788          27,871
                                                                                 -------------   -------------
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,859,002       1,393,144

Notes Receivable from Real Estate Joint Ventures and Partnerships. . . . . . . .       33,524          38,636
Unamortized Debt and Lease Costs . . . . . . . . . . . . . . . . . . . . . . . .       41,239          36,970
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $2,209 in 2001 and $1,884 in 2000) . . . . . . . . . . . . . . . .       28,980          24,485
Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,298           7,321
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       28,892          17,025
                                                                                 -------------   -------------

                    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . $  2,011,935    $  1,517,581
                                                                                 =============   =============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  1,076,077    $    792,353
Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . . . . . . . .       59,857          63,884
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10,119           3,891
                                                                                 -------------   -------------

        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,146,053         860,128
                                                                                 -------------   -------------

Minority Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29,656          27,586
                                                                                 -------------   -------------

Commitments and Contingencies

Shareholders' Equity:
    Preferred Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 10,000
        7.44% Series A cumulative redeemable preferred shares of
          beneficial interest;  3,000 shares issued and outstanding;
          liquidation preference $25 per share . . . . . . . . . . . . . . . . .           90              90
        7.125% Series B cumulative redeemable preferred shares of
          beneficial interest;  3,600 shares issued and 3,528 and 3,552 shares
          outstanding in 2001 and 2000; liquidation preference $25 per share . .          106             107
        7.0% Series C cumulative redeemable preferred shares of
          beneficial interest;  2,300 shares issued and 2,256 and 2,266 shares
          outstanding in 2001 and 2000; liquidation preference $50 per share . .           68              68
    Common Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 150,000; shares issued and outstanding:
      32,491 in 2001 and 26,921 in 2000. . . . . . . . . . . . . . . . . . . . .          974             807
  Capital Surplus. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      979,980         758,363
  Accumulated Dividends in Excess of Net Income. . . . . . . . . . . . . . . . .     (142,020)       (129,568)
  Accumulated Other Comprehensive Loss . . . . . . . . . . . . . . . . . . . . .       (2,972)
                                                                                 -------------   -------------
    Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .      836,226         629,867
                                                                                 -------------   -------------

                    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . $  2,011,935    $  1,517,581
                                                                                 =============   =============


                 See Notes to Consolidated Financial Statements.


                                   WEINGARTEN REALTY INVESTORS
                              STATEMENTS OF CONSOLIDATED CASH FLOWS
                                           (UNAUDITED)
                                     (AMOUNTS IN THOUSANDS)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                 -------------------------
                                                                    2001          2000
                                                                 -----------   -----------
Cash Flows from Operating Activities:
    Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $   78,772    $   59,291
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization . . . . . . . . . . . .      49,551        39,712
          Equity in earnings of joint ventures. . . . . . . . .      (4,571)       (3,323)
          Minority interest in income of partnerships . . . . .       2,065         1,862
          Gain on sales of property . . . . . . . . . . . . . .      (4,467)
          Changes in accrued rent and accounts receivable . . .      (6,135)        6,196
          Changes in other assets . . . . . . . . . . . . . . .     (22,838)       (8,982)
          Changes in accounts payable and accrued expenses. . .     (10,337)       (6,574)
          Other, net. . . . . . . . . . . . . . . . . . . . . .         965         1,256
                                                                 -----------   -----------
            Net cash provided by operating activities . . . . .      83,005        89,438
                                                                 -----------   -----------

Cash Flows from Investing Activities:
    Investment in properties. . . . . . . . . . . . . . . . . .    (353,073)     (127,164)
    Notes Receivable:
          Advances. . . . . . . . . . . . . . . . . . . . . . .     (13,444)      (40,592)
          Collections . . . . . . . . . . . . . . . . . . . . .      21,782        62,047
    Proceeds from sales and disposition of property . . . . . .       8,321
    Real estate joint ventures and partnerships:
          Investments . . . . . . . . . . . . . . . . . . . . .      (1,011)      (10,845)
          Distributions . . . . . . . . . . . . . . . . . . . .       3,279         2,502
                                                                 -----------   -----------
            Net cash used in investing activities . . . . . . .    (334,146)     (114,052)
                                                                 -----------   -----------

Cash Flows from Financing Activities:
    Proceeds from issuance of:
          Debt. . . . . . . . . . . . . . . . . . . . . . . . .     431,150       126,835
          Common shares of beneficial interest. . . . . . . . .     221,401            14
    Principal payments of debt. . . . . . . . . . . . . . . . .    (297,261)      (26,584)
    Common and preferred dividends paid . . . . . . . . . . . .     (91,224)      (75,202)
    Other, net. . . . . . . . . . . . . . . . . . . . . . . . .          52          (537)
                                                                 -----------   -----------
            Net cash provided by financing activities . . . . .     264,118        24,526
                                                                 -----------   -----------

Net increase (decrease) in cash and cash equivalents. . . . . .      12,977           (88)
Cash and cash equivalents at January 1. . . . . . . . . . . . .       7,321         4,603
                                                                 -----------   -----------

Cash and cash equivalents at September 30 . . . . . . . . . . .  $   20,298    $    4,515
                                                                 ===========   ===========



                See Notes to Consolidated Financial Statements.

                           WEINGARTEN REALTY INVESTORS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)



1.   INTERIM  FINANCIAL  STATEMENTS

     The consolidated financial statements included in this report are unaudited, however, amounts presented in the balance sheet as of December 31, 2000 are derived from the audited financial statements of the Company at that date. In the opinion of WRI, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.


     The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in WRI's annual financial statements and notes.

     Certain reclassifications of prior year's amounts have been made to conform to the current year presentation.

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

     WRI hedges the future cash flows of debt transactions principally through interest rate swaps with major financial institutions. WRI has four interest rate swap contracts with an aggregate notional amount of $70 million that convert variable interest payments to fixed interest payments at rates from 6.80% to 7.87%. These swaps have been designated and qualify as cash flow hedges. We have determined these swap agreements are highly effective in offsetting future variable interest cash flows of the related debt instruments. As of January 1, 2001, the adoption of the new standard resulted in a cumulative transition adjustment of $1.9 million to accumulated other comprehensive loss, a component of shareholders' equity, and a corresponding liability of the same amount. For the nine months ended September 30, 2001, the change in fair market value of our interest rate swaps was $2.7 million and was recorded in accumulated other comprehensive loss and other liabilities.

     On June 25, 2001, WRI entered into two forward-starting interest rate swap contracts with a notional amount of $188.7 million. These contracts were designated as a cash flow hedge of forecasted interest payments for $200 million of unsecured notes with a coupon of 7% that were sold on July 12, 2001. Concurrent with the sale of the 7% notes, we settled our $188.7 million forward-starting interest rate swap contracts, resulting in a gain of $1.6 million recorded in accumulated other comprehensive income. This $1.6 million gain will be amortized to earnings over the life of the 7% notes.

     On July 26, 2001, the Company entered into eleven interest rate swaps with an aggregate notional amount of $107.5 million that convert fixed interest payments to variable interest payments at rates from 6.35% to 7.35%. These interest rate swaps have been designated as fair value hedges. We have determined that these contracts will be highly effective in limiting our risk of changes in the fair value of the fixed-rate notes attributable to changes in variable interest rates. For the nine months ended September 30, 2001, the change in fair market value of the eleven interest rate swaps was $3.3 million and was recorded in other assets and fixed-rate debt.

     Within the next twelve months, the Company expects to reclassify to earnings as interest expense approximately $2.4 million of the current balance held in accumulated other comprehensive loss. With respect to fair value hedges, both changes in fair market value of the derivative hedging instrument and changes in the fair value of the hedged item will be recorded in earnings each reporting period. These amounts should completely offset with no impact to earnings, except for the portion of the hedge that proves to be ineffective, if any.

     In July 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on EITF Issue No. 00-1,"Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures." This consensus requires that the proportionate share method of presenting balance sheet and income statement information for partnerships and other ventures in which entities have joint interest and control be discontinued, except in limited circumstances. WRI was required to conform to the guidance provided in this Issue effective December 31, 2000. Accordingly, the consolidated financial statements for all periods of the prior year presented in this Form 10-Q have been restated to conform to the revised presentation.

     In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 will not have a material impact on our financial position, results of operations, or cash flows.

     In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of a segment of a business. The adoption of SFAS No. 144 will not have a material impact on our financial position, results of operations, or cash flows.


3.   PER  SHARE  DATA

     Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated, as follows (in thousands):


                                                                  Three Months Ended       Nine Months Ended
                                                                     September 30,           September 30,
                                                                 --------------------    --------------------
                                                                    2001       2000         2001       2000
                                                                 ---------  ---------    ---------  ---------
     Numerator:
     Net income available to common shareholders - basic . . . . $ 22,379   $ 14,852     $ 63,742   $ 44,261
     Income attributable to operating partnership units. . . . .       10         22           75        103
                                                                 ---------  ---------    ---------  ---------
     Net income available to common shareholders - diluted . . . $ 22,389   $  14,874    $ 63,817   $ 44,364
                                                                 =========  =========    =========  =========

     Denominator:
     Weighted average shares outstanding - basic . . . . . . . .   32,443     26,792       31,556     26,751
     Effect of dilutive securities:
           Share options and awards. . . . . . . . . . . . . . .      159         81          109         46
           Operating partnership units . . . . . . . . . . . . .       51        103           51        112
                                                                 ---------  ---------    ---------  ---------
     Weighted average shares outstanding - diluted . . . . . . .   32,653     26,976       31,716     26,909
                                                                 =========  =========    =========  =========


     Options to purchase common shares that were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price for the applicable period were 100 and 14,700 for the quarters ended September 30, 2001 and 2000, respectively, and 1,200 and 613,000 for the nine months ended September 30, 2001 and 2000, respectively.


4.   DEBT

     WRI's  debt  consists  of  the  following  (in  thousands):


                                                            September 30,   December 31,
                                                                 2001           2000
                                                            -------------   -------------

     Fixed-rate debt payable to 2015 at 6.0% to 10.0% . . . $    813,594    $    472,271
     Variable-rate unsecured notes payable to 2003. . . . .       50,000          50,000
     Notes payable under revolving credit agreements. . . .      173,000         230,100
     Obligations under capital leases . . . . . . . . . . .       33,566          33,467
     Industrial revenue bonds to 2015 at 2.4% to 4.5% . . .        5,904           6,010
     Other. . . . . . . . . . . . . . . . . . . . . . . . .           13             505
                                                            -------------   -------------

          Total . . . . . . . . . . . . . . . . . . . . . . $  1,076,077    $    792,353
                                                            =============   =============



     At September 30, 2001, the variable interest rate for notes payable under the $50 and $350 million revolving credit agreements was 3.5% and 3.6%, respectively. At September 30, 2001 we had nothing outstanding under the $20 million revolving credit agreement.

     In January 2000, WRI issued $10.5 million of ten-year 8.25% fixed-rate, unsecured medium term notes. In connection with this debt issuance, we entered into a ten-year interest rate swap agreement with a notional amount of $10.5 million to swap 8.25% fixed-rate interest for floating-rate interest. On January 4, 2001, we terminated this interest rate swap with the counter-party, resulting in the receipt of $.9 million. As the swap was accounted for as a hedge of the medium term note, the gain will be amortized over the remaining life of the note, which lowers the effective interest rate on the note to 7.4%

     In March 2001, we filed a $500 million shelf registration statement, of which $412.2 million is currently available. This registration statement became effective in October 2001.

     WRI's  debt  can  be  summarized  as  follows  (in  thousands):


                                                            September 30,   December 31,
                                                                 2001           2000
                                                            -------------   -------------

     As to interest rate (including the effects of
         interest rate swaps):
             Fixed-rate debt . . . . . . . . . . . . . . . .$    797,207    $    572,783
             Variable-rate debt. . . . . . . . . . . . . . .     278,870         219,570
                                                            -------------   -------------

             Total . . . . . . . . . . . . . . . . . . . . .$  1,076,077    $    792,353
                                                            =============   =============

     As to collateralization:
             Unsecured debt. . . . . . . . . . . . . . . . .$    799,256    $    669,106
             Secured debt. . . . . . . . . . . . . . . . . .     276,821         123,247
                                                            -------------   -------------

             Total . . . . . . . . . . . . . . . . . . . . .$  1,076,077    $    792,353
                                                            =============   =============



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

5.   PROPERTY

     WRI's  property  consists  of  the  following  (in  thousands):



                                                            September 30,   December 31,
                                                                 2001           2000
                                                            -------------   -------------

     Land . . . . . . . . . . . . . . . . . . . . . . . . . $    416,353    $    328,462
     Land held for development. . . . . . . . . . . . . . .       25,472          24,013
     Land under development . . . . . . . . . . . . . . . .       53,447          42,430
     Buildings and improvements . . . . . . . . . . . . . .    1,659,314       1,302,092
     Construction in-progress . . . . . . . . . . . . . . .       77,698          33,620
                                                            -------------   -------------

     Total. . . . . . . . . . . . . . . . . . . . . . . . . $  2,232,284    $  1,730,617
                                                            =============   =============



     Interest and ad valorem taxes capitalized to land under development or buildings under construction was $2.9 million and $1.2 million, respectively, for the quarters ended September 30, 2001 and 2000 and $7.4 million and $3.0 million, respectively, for the nine months ended September 30, 2001 and 2000.


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


                                                            September 30,   December 31,
                                                                 2001           2000
                                                            -------------   -------------

                  Combined Balance Sheets

     Property. . . . . . . . . . . . . . . . . . . . . . . .$    171,555    $    176,247
     Accumulated Depreciation. . . . . . . . . . . . . . . .     (23,866)        (21,755)
                                                            -------------   -------------
          Property - net . . . . . . . . . . . . . . . . . .     147,689         154,492

     Other Assets. . . . . . . . . . . . . . . . . . . . . .       9,248          10,800
                                                            -------------   -------------

               Total . . . . . . . . . . . . . . . . . . . .$    156,937    $    165,292
                                                            =============   =============



     Debt. . . . . . . . . . . . . . . . . . . . . . . . . .$     76,808     $    77,274
     Amounts Payable to WRI. . . . . . . . . . . . . . . . .       8,839          16,622
     Other liabilities . . . . . . . . . . . . . . . . . . .       4,053           5,359
     Accumulated Equity. . . . . . . . . . . . . . . . . . .      67,237          66,037
                                                            -------------   -------------

               Total . . . . . . . . . . . . . . . . . . . .$    156,937    $    165,292
                                                            =============   =============



     Combined Statements of Income
                                              Three Months Ended    Nine Months Ended
                                                 September 30,         September 30,
                                              ------------------   --------------------
                                                2001      2000        2001       2000
                                              --------  --------   ---------  ---------

     Revenues . . . . . . . . . . . . . . . . $ 6,435   $ 6,051    $ 19,198   $ 14,871
                                              --------  --------   ---------  ---------

     Expenses:
       Depreciation and amortization. . . . .   1,061     1,080       3,307      2,560
       Operating. . . . . . . . . . . . . . .     870       858       2,663      2,215
       Interest . . . . . . . . . . . . . . .   1,758     1,769       5,437      4,459
       Ad valorem taxes . . . . . . . . . . .     845       825       2,437      1,902
       General and administrative . . . . . .                 9          44         18
                                              --------  --------   ---------  ---------

          Total . . . . . . . . . . . . . . .   4,534     4,541      13,888     11,154
                                              --------  --------   ---------  ---------

     Gain on Sales of Property. . . . . . . .   2,855                 2,855
                                              --------  --------   ---------  ---------

     Net Income . . . . . . . . . . . . . . . $ 4,756   $ 1,510    $  8,165   $  3,717
                                              ========  ========   =========  =========




     Our investment in real estate joint ventures, as reported on the balance sheets, differs from our proportionate share of the joint ventures' underlying net assets due to basis differentials, which arose upon the transfer of assets from WRI to the joint ventures. This basis differential, which totaled $2.0 million at September 30, 2001 and December 31, 2000, respectively, is depreciated over the useful lives of the related assets.

     Fees earned by WRI for the management of these joint ventures totaled: $.1 million for the quarters ended September 30, 2001 and 2000, respectively, and $.4 million and $.2 million for the nine months ended September 30, 2001 and 2000, respectively.


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

     Information concerning WRI's reportable segments is as follows (in thousands):


                                                         SHOPPING
                                                          CENTER       INDUSTRIAL      OTHER         TOTAL
                                                        ------------   ----------   ----------   ------------
     Three Months Ended
     September 30, 2001:
         Revenues . . . . . . . . . . . . . . . . . . . $    73,804    $   7,845    $   1,364    $    83,013
         Net operating income . . . . . . . . . . . . .      53,560        5,390        1,285         60,235
         Equity in earnings of joint ventures . . . . .       1,265        1,270          (18)         2,517
         Investment in real estate joint ventures . . .      24,820        2,748        1,220         28,788
         Total assets . . . . . . . . . . . . . . . . .   1,695,906      184,634      131,395      2,011,935

     Three Months Ended
     September 30, 2000:
         Revenues . . . . . . . . . . . . . . . . . . . $    55,072    $   6,644    $   2,502    $    64,218
         Net operating income . . . . . . . . . . . . .      39,332        4,320        2,959         46,611
         Equity in earnings of joint ventures . . . . .       1,024          223          (37)         1,210
         Investment in real estate joint ventures . . .      25,883        1,338          965         28,186
         Total assets . . . . . . . . . . . . . . . . .   1,135,771      174,352       99,655      1,409,778

     Nine Months Ended
     September 30, 2001:
         Revenues . . . . . . . . . . . . . . . . . . . $  202,179    $   23,488    $   5,127    $   230,794
         Net operating income . . . . . . . . . . . . .    147,674        16,462        4,775        168,911
         Equity in earnings of joint ventures . . . . .      3,111         1,530          (70)         4,571

     Nine Months Ended
     September 30, 2000:
         Revenues . . . . . . . . . . . . . . . . . . . $  159,125    $   19,821    $   7,004    $   185,950
         Net operating income . . . . . . . . . . . . .    114,195        13,721        7,534        135,450
         Equity in earnings of joint ventures . . . . .      2,681           776         (134)         3,323


     Net operating income reconciles to net income as shown on the Statements of Consolidated Income as follows (in thousands):


                                                                  Three Months Ended         Nine Months Ended
                                                                     September 30,             September 30,
                                                                 --------------------    ----------------------
                                                                    2001       2000         2001        2000
                                                                 ---------  ---------    ----------  ----------

     Total segment net operating income . . . . . . . . . . . . .$ 60,235   $ 46,611     $ 168,911   $ 135,450
     Less:
          Depreciation and amortization . . . . . . . . . . . . .  17,085     13,817        49,551      39,712
          Interest. . . . . . . . . . . . . . . . . . . . . . . .  14,677     11,403        40,072      31,875
          General and administrative. . . . . . . . . . . . . . .   2,385      2,110         7,489       6,033
          Minority interest in income of partnerships . . . . . .     699        629         2,065       1,862
          Equity in earnings of joint ventures. . . . . . . . . .  (2,517)    (1,210)       (4,571)     (3,323)
          Gain (loss) on sales of property. . . . . . . . . . . .     517                   (4,467)
                                                                 ---------  ---------    ----------  ----------
     Net Income . . . . . . . . . . . . . . . . . . . . . . . . .$ 27,389   $ 19,862     $  78,772   $  59,291
                                                                 =========  =========    ==========  ==========



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

     On November 7, 2001, we issued an additional 1.8 million common shares of beneficial interest. Net proceeds of $83.3 million based on a price of $50.20 per share were used to pay down amounts outstanding under our $350 million revolving line of credit.


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

     These 19 properties, having a net book value of approximately $275.5 million at September 30, 2001 (collectively the "Bankruptcy Remote Properties", and each a "Bankruptcy Remote Property"), are wholly owned by various "Bankruptcy Remote Entities". Each Bankruptcy Remote Entity is an indirect subsidiary of the Company. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against the Company, its affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of the Company, any of its affiliates, or any other person or entity. Neither the Company nor any of its affiliates has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity.

     The accounts of the Bankruptcy Remote Entities are included in WRI's consolidated financial statements, as WRI owns, indirectly, 100% of each of the entities. Additionally, WRI, through its wholly owned subsidiaries, makes all day to day operating and financial decisions with respect to these properties, subject to approval by the loan servicing agent for the certain significant transactions. WRI has the right to prepay the loan at any time, which would eliminate all encumbrances and restrictions.

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

Weingarten Realty Investors owned and operated 282 anchored shopping centers, 53 industrial properties, one multi-family residential property and one office building at September 30, 2001. Of WRI's 282 developed properties, 182 are located in Texas (including 96 in Houston and Harris County). Our remaining properties are located in California (19), Louisiana (14), Arizona (13), Nevada
(9), Tennessee (7), Florida (6), Arkansas (6), New Mexico (6), Kansas (5), Colorado (5), Oklahoma (4), Missouri (2), Illinois (1), North Carolina (1), Mississippi (1) and Maine (1). WRI has 5,200 leases and 4,000 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, value-oriented apparel and discount stores and other retailers, which generally sell basic necessity-type items.

CAPITAL  RESOURCES  AND  LIQUIDITY

WRI anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements. Cash on hand, borrowings under our existing credit facilities, issuance of unsecured debt and the use of project financing, as well as other debt and equity alternatives, will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows was $83.0 million for the first nine months of 2001 as compared to $89.4 million for the same period of 2000. The decrease was due primarily to the timing of cash receipts and payments.

Our Board of Trust Managers approved a quarterly dividend per common share of $.79 for the third quarter of 2001. Our dividend payout ratio on common equity for the third quarter of 2001 and 2000 was 67% and 70%, respectively, based on funds from operations for the applicable period.

WRI invested $30.1 million for the acquisition of two shopping centers during the third quarter. On August 17, 2001, we acquired the Boca Lyons Shopping
Center in Boca Raton, Florida. This center is anchored by Ross Dress for Less and also includes Ethan Allen Furniture, Sun Trust Bank and World Savings. This 113,000 square foot center was 94% leased upon acquisition. On September 6, 2001, we purchased Winter Park Corners in Winter Park, Florida. This 103,000 square foot center is anchored by Whole Foods and includes Bank of America and Outback Steakhouse and is 100% leased. With the acquisition of these two shopping centers, we now own six centers in Florida totaling over 1.2 million square feet.

With respect to new development, we had 15 retail developments underway at the beginning of the third quarter, including three joint ventures with our development partner in Denver. During the quarter, we purchased three additional sites. In July, we purchased four acres in the Dallas-Fort Worth area that will be anchored by a 62,000 square foot Albertsons-owned supermarket. In August, 24 acres were purchased in Lafayette, Louisiana, which will be anchored by a 175,000 square foot corporately-owned Super Target. Lastly, we acquired six acres in Denver with our development partner in Colorado. This center will be anchored by a 53,000 square foot Albertsons-owned supermarket. These projects, upon completion, will represent an investment of approximately $190 million and will add 1.6 million square feet to the portfolio. We expect to invest approximately $79.0 million in these properties during 2001. These projects will continue to come on-line during the last quarter of this year and through mid 2003.

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

On November 7, 2001, we issued an additional 1.8 million common shares of beneficial interest. Net proceeds of $83.3 million based on a price of $50.20 per share were used to pay down amounts outstanding under our $350 million revolving line of credit.

Total debt outstanding increased to $1.1 billion at quarter-end from $792.4 million at December 31, 2000. This increase was primarily due to the funding of the Company's acquisitions and ongoing development and redevelopment efforts, offset by the use of proceeds from the common equity offerings. Included in total debt outstanding of $1.1 billion at September 30, 2001 is variable-rate debt of $256.5 million, after recognizing the net effect of $177.5 million of interest rate swaps and $22.4 million of variable-rate notes receivables from joint venture partners.

In March 2001, we filed a $500 million shelf registration statement, of which $412.2 is currently available.

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

Funds from operations - diluted for the three and nine months ended September 30, 2001 and 2000 is calculated as follows:



                                                                  Three Months Ended         Nine Months Ended
                                                                     September 30,             September 30,
                                                                 --------------------    ----------------------
                                                                    2001       2000         2001        2000
                                                                 ---------  ---------    ----------  ----------

Net income available to common shareholders . . . . . . . . . . .$ 22,379   $ 14,852     $  63,742   $  44,261
Depreciation and amortization . . . . . . . . . . . . . . . . . .  16,451     13,546        47,897      39,131
Depreciation and amortization of unconsolidated
  joint ventures. . . . . . . . . . . . . . . . . . . . . . . . .     435        486         1,376       1,127
(Gain) loss on sales of property. . . . . . . . . . . . . . . . .     517                   (4,467)
Gain on sales of property of unconsolidated
  joint ventures. . . . . . . . . . . . . . . . . . . . . . . . .  (1,427)                  (1,427)
                                                                 ---------  ---------    ----------  ----------
              Funds from operations . . . . . . . . . . . . . . .  38,355     28,884       107,121      84,519
Funds from operations attributable to operating
  partnership units . . . . . . . . . . . . . . . . . . . . . . .      35         69           147         239
                                                                 ---------  ---------    ----------  ----------
              Funds from operations assuming conversion
                of OP units . . . . . . . . . . . . . . . . . . .$ 38,390   $ 28,953     $ 107,268   $  84,758
                                                                 =========  =========    ==========  ==========


Weighted average shares outstanding - basic . . . . . . . . . . .  32,443     26,792        31,556      26,751
Effect of dilutive securities:
      Share options and awards. . . . . . . . . . . . . . . . . .     159         81           109          46
      Operating partnership units . . . . . . . . . . . . . . . .      51        103            51         112
                                                                 ---------  ---------    ----------  ----------
Weighted average shares outstanding - diluted . . . . . . . . . .  32,653     26,976        31,716      26,909
                                                                 =========  =========    ==========  ==========



RESULTS  OF  OPERATIONS
THREE  MONTHS  ENDED  SEPTEMBER  30,  2001

Net income available to common shareholders increased to $22.4 million, or $.69 per diluted share, from $14.9 million, or $.55 per diluted share for the third quarter of 2001 as compared with the same quarter of 2000. The increase in net income available to common shareholders is due primarily from the growth in the portfolio from acquisitions and new development.

Rental revenues were $81.4 million in 2001, as compared to $61.8 million in 2000, representing an increase of approximately $19.6 million or 31.7%. Of these increases, property acquisitions and new development contributed $18.0 million in 2001, as compared to $4.9 million for the same period of 2000. The remaining portion of these increases is due to activity at our existing properties. Occupancy of the total portfolio was 92.4% at the end of the quarter as compared to 92.8% last year. The occupancy of the retail portfolio stood at 92.4% as compared to 92.8% at September 30, 2000, while the occupancy of the industrial portfolio was 92.4% compared to 92.5% in the prior year. During the first nine months of 2001, WRI completed 690 renewals or new leases comprising 3.2 million square feet at an average rental rate increase of 10.6%. Net of the amortized portion of capital costs for tenant improvements, the increase averaged 7.6%.

Gross interest costs, before capitalization of interest, increased by $4.8 million from $12.5 million in the third quarter of 2000 to $17.4 million for the third quarter of 2001. The increase is due primarily to an increase in the average debt outstanding between periods of $689.1 in 2000 to $1.0 billion in 2001. The average interest rate decreased from 7.2% in 2000 to 6.98% in 2001. The amount of interest capitalized during the period was $2.7 million and $1.1 million in 2001 and 2000, respectively.

General and administrative expenses increased by $.3 million to $2.4 million in the third quarter of 2001 from $2.1 million in the same quarter of 2000. The increase is due primarily to an increase in staffing necessitated by the growth in the portfolio from acquisitions and new development.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of WRI's acquisitions and new development programs.

RESULTS  OF  OPERATIONS
NINE  MONTHS  ENDED  SEPTEMBER  30,  2001

Net income available to common shareholders increased to $63.7 million, or $2.01 per diluted share, from $44.3 million, or $1.65 per diluted share for the nine months of 2001 as compared with the same period of 2000. The increase in net income available to common shareholders is due primarily from the growth in the portfolio from acquisitions and new development, as well as a gain on the sales of property of $4.5 million in 2001 that is absent from 2000.

Rental revenues were $224.9 million in 2001, as compared to $179.5 million in 2000, representing an increase of approximately $45.4 million or 25.3%. Of these increases, property acquisitions and new development contributed $40.4 million in 2001, as compared to $16.6 million for the same period of 2000. The remaining portion of these increases is due to activity at our existing properties.

Gross interest costs, before capitalization of interest, increased by $12.5 million from $34.6 million for the nine months of 2000 to $47.1 million for the nine months of 2001. The increase is due primarily to an increase in the average debt outstanding between periods of $644.7 million in 2000 to $891.9 million in 2001. The average interest rate decreased from 7.1% in 2000 to 7.0% in 2001. The amount of interest capitalized during the period was $7.0 million and $2.8 million in 2001 and 2000, respectively.

General and administrative expenses increased by $1.5 million to $7.5 million for the nine months of 2001 from $6.0 million for the same period of 2000. The increase is due primarily to an increase in staffing necessitated by the growth in the portfolio from acquisitions and new development, as well as an increase in professional fees from a non-recurring adjustment of $.2 million in June 2001.

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

WRI hedges the future cash flows of debt transactions principally through interest rate swaps with major financial institutions. WRI has four interest rate swap contracts with an aggregate notional amount of $70 million that convert variable interest payments to fixed interest payments at rates from 6.80% to 7.87%. These swaps have been designated and qualify as cash flow hedges. We have determined these swap agreements are highly effective in offsetting future variable interest cash flows of the related debt instruments. As of January 1, 2001, the adoption of the new standard resulted in a cumulative transition adjustment of $1.9 million to accumulated other comprehensive loss, a component of shareholders' equity, and a corresponding liability of the same amount. For the nine months ended September 30, 2001, the change in fair market value of our interest rate swaps was $2.7 million and was recorded in accumulated other comprehensive loss and other liabilities.

On June 25, 2001, WRI entered into two forward-starting interest rate swap contracts with a notional amount of $188.7 million. These contracts were designated as a cash flow hedge of forecasted interest payments for $200 million of unsecured notes with a coupon of 7% that were sold on July 12, 2001. Concurrent with the sale of the 7% notes, we settled our $188.7 million forward-starting interest rate swap contracts, resulting in a gain of $1.6 million recorded in accumulated other comprehensive income. This $1.6 million gain will be amortized to earnings over the life of the 7% notes.

On July 26, 2001, the Company entered into eleven interest rate swaps with an aggregate notional amount of $107.5 million that convert fixed interest payments to variable interest payments at rates from 6.35% to 7.35%. These interest rate swaps have been designated as fair value hedges. We have determined that these contracts will be highly effective in limiting our risk of changes in the fair value of the fixed-rate notes attributable to changes in variable interest rates. For the nine months ended September 30, 2001, the change in fair market value of the eleven interest rate swaps was $3.3 million and was recorded in other assets and fixed-rate debt.

Within the next twelve months, the Company expects to reclassify to earnings as interest expense approximately $2.4 million of the current balance held in accumulated other comprehensive loss. With respect to fair value hedges, both changes in fair market value of the derivative hedging instrument and changes in the fair value of the hedged item will be recorded in earnings each reporting period. These amounts should completely offset with no impact to earnings, except for the portion of the hedge that proves to be ineffective, if any.

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

In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 will not have a material impact on our financial position, results of operations, or cash flows.

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of a segment of a business. The adoption of SFAS No. 144 will not have a material impact on our financial position, results of operations, or cash flows.

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

WRI uses fixed and floating-rate debt to finance its capital requirements. These transactions expose WRI to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose WRI to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At September 30, 2001, WRI had fixed-rate debt of $797.2 million and variable-rate debt of $256.5 million, after adjusting for the net effect of $177.5 million of interest rate swaps and $22.4 million of variable-rate notes receivables from joint venture partners.

PART  II
OTHER  INFORMATION


     ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

          (a)     Exhibits (numbered  in accordance with Item 601 of
                  Regulation  S-K)

                  (12) A statement of computation of ratios of earnings and funds from operations to combined fixed charges and preferred dividends.


          (b)     Reports  on  Form  8-K

                           A Form 8-K, dated August 13, 2001, was filed in response to Item 5., Other Events and Item 7., Financial Statements, Pro Forma Financial Information and Exhibits.

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



                                            WEINGARTEN  REALTY  INVESTORS
                                            -----------------------------
                                            (Registrant)



                                            BY:   /s/  Andrew  M.  Alexander
                                            ----------------------------------
                                                   Andrew  M.  Alexander
                                            President/Chief  Executive  Officer
                                              (Principal  Executive  Officer)



                                            BY:    /s/  Joe  D.  Shafer
                                            ----------------------------------
                                                     Joe  D.  Shafer
                                                Vice  President/Controller
                                             (Principal  Accounting  Officer)



DATE:   November  14, 2001
       --------------------