Form 10-K
period 2001-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2002-03-19
CIK 828916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K
          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark  One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2001

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


                        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the common shares held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on February 26, 2002 was approximately $1,736,144,041. As of February 26, 2002 there were 34,385,899 common shares of beneficial interest, $.03 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held April 29, 2002 are incorporated by reference in Part III.


                                 TABLE OF CONTENTS


ITEM NO.                                                                   PAGE NO.
--------                                                                   --------

                                     PART I

      1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . .         1
      2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .         3
      3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .        16
      4.  Submission of Matters to a Vote of Shareholders . . . . . . . .        16


                                     PART II

      5.  Market for Registrant's Common Shares of Beneficial
            Interest and Related Shareholder Matters. . . . . . . . . . .        17
      6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . .        18
      7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . .        19
     7A.  Quantitative and Qualitative Disclosures About Market Risk. . .        25
      8.  Financial Statements and Supplementary Data . . . . . . . . . .        26
      9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . . . . . .        45


                                     PART III

     10.  Trust Managers and Executive Officers of the Registrant . . . .        46
     11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . .        46
     12.  Security Ownership of Certain Beneficial Owners and
            Management. . . . . . . . . . . . . . . . . . . . . . . . . .        46
     13.  Certain Relationships and Related Transactions. . . . . . . . .        46


                                     PART IV

     14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K        46


                                     PART I

ITEM  1.  BUSINESS

General. Weingarten Realty Investors, a real estate investment trust organized under the Texas Real Estate Investment Trust Act, and its predecessor entity began the ownership and development of shopping centers and other commercial real estate in 1948. WRI is self-advised and self-managed. As of December 31, 2001, we owned or operated under long-term leases interests in 287 developed income-producing real estate projects. We owned 228 shopping centers located in the Houston metropolitan area and in other parts of Texas and in California, Louisiana, Arizona, Nevada, Tennessee, Florida, Arkansas, New Mexico, Kansas, Colorado, Oklahoma, Missouri, Illinois, North Carolina, Georgia, Mississippi and Maine. We also owned 57 industrial projects located in Tennessee, Nevada, Georgia, Florida and Houston, Austin and Dallas, Texas. Additionally, we owned one multi-family residential project and one office building, which serves, in part, as WRI's headquarters. Our interests in these projects aggregated approximately 35.7 million square feet of building area and 135.7 million square feet of land area. We also owned interests in 40 parcels of unimproved land under development or held for future development that aggregated approximately
13.6  million  square  feet.

We currently employ 265 persons and our principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008, and our phone number is (713) 866-6000.

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

At December 31, 2001, neighborhood and community shopping centers represented 87.3% of total revenue, including our share of revenue from unconsolidated joint ventures and excluding our partners' share of revenue from consolidated joint ventures, industrial properties accounted for 10.5% and the remainder relates to one apartment complex and one office building, which serves in part as the company's corporate headquarters. We expect to continue to focus the future growth of the portfolio in neighborhood and community centers and bulk and office/service industrial properties, generally in a ratio similar to our current holdings. We expect this external growth to occur in the markets in which we currently operate as well as other markets in the southern half of the United States. While we do not anticipate investment in other classes of real estate such as multi-family or office assets, we remain open to opportunistic uses of our undeveloped land.

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

Diversification from both a geographic and tenancy perspective is a critical component of our operating strategy. While over 60% of our properties are located in the State of Texas, we continue to expand our holdings outside the state. With respect to tenant diversification, our two largest merchants, Kroger and Safeway, accounted for 3.8% and 3.0% of our total revenue including our share of revenue from unconsolidated joint ventures and excluding our partners' share of revenue from consolidated joint ventures, as of December 31, 2001, respectively. No other tenant accounted for more than 1.3% of our total revenues.

We finance the growth and working capital needs of the company in a conservative manner. With a credit rating of A/a3 from Standard & Poors and Moody's Investor Services, respectively, we have the highest unsecured credit rating of any public REIT. We intend to maintain this conservative approach to managing our balance sheet, which, in turn, gives us many options to raising debt or equity capital when needed. At December 31, 2001, our fixed charge coverage ratio was
2.6  to  1  and  our  debt  to  total  market  capitalization  was  36%.

WRI's policies with respect to the investment and operating philosophies discussed above are reviewed by our Board of Trust Managers periodically and may be modified without a vote of our shareholders.

Location of Properties. Historically, WRI has emphasized investments in properties located primarily in the Houston area. Since 1987, we began actively acquiring properties outside Houston. Of our 327 properties that were owned or operated under long-term leases as of December 31, 2001, 105 of our 287 developed properties and 12 of our 40 parcels of unimproved land were located in the Houston metropolitan area. In addition to these properties, we owned 86 developed properties and nine parcels of unimproved land located in other parts of Texas. Because of our investments in the Houston area, as well as in other parts of Texas, the Houston and Texas economies affect, to a significant degree, the business and operations of WRI.

Although the economies of Houston and Texas slowed in 2001, they continued to outperform the national average. The economy of the entire southwest United States, where we have our primary operations, also remained strong with respect to the overall national average. The Houston economy is highly diversified, with over 50% of base jobs in sectors that are affected marginally, if at all, by changing energy prices. In 2001, Houston posted a positive job growth rate, compared to a national net loss. Houston's growth is expected to continue in 2002, although at a more modest rate than previous years, despite instability in the energy market. As the national and global economies rebound, Houston's economy should regain momentum heading into 2003. Any downturn in the Houston or Texas economies could adversely affect us. However, our centers are generally anchored by supermarkets and drug stores, which deal in basic necessity-type items and tend to be less affected by economic change.

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

We believe that the principal competitive factors in attracting tenants in our market areas are location, price, anchor tenants and maintenance of properties. We also believe that our competitive advantages include the favorable locations of our properties, our ability to provide a retailer with multiple locations with anchor tenants and the practice of continuous maintenance and renovation of our properties.

Financial Information. Additional financial information concerning WRI is included in the Consolidated Financial Statements located on pages 27 through 45 herein.

ITEM  2.  PROPERTIES

At December 31, 2001, WRI's real estate properties consisted of 327 locations in eighteen states. A complete listing of these properties, including the name, location, building area and land area (in square feet), as applicable, is set forth below:


                                  SHOPPING CENTERS


                                                                       Building
                         Name and Location                               Area         Land Area
--------------------------------------------------------------------  ---------       ----------
HOUSTON AND HARRIS COUNTY, TOTAL. . . . . . . . . . . . . . . . . .   7,208,000       27,758,000
Alabama-Shepherd, S. Shepherd at W. Alabama . . . . . . . . . . . .      28,000  *        88,000  *
Almeda Road, Almeda at Southmore. . . . . . . . . . . . . . . . . .      17,000           37,000
Bayshore Plaza, Spencer Hwy. at Burke Rd. . . . . . . . . . . . . .      36,000          196,000
Bellaire Boulevard, Bellaire at S. Rice . . . . . . . . . . . . . .      35,000          137,000
Bellfort, Bellfort at Southbank . . . . . . . . . . . . . . . . . .      48,000          167,000
Bingle Square, U.S. Hwy. 290 at Bingle. . . . . . . . . . . . . . .      46,000          168,000
Braeswood Square, N. Braeswood at Chimney Rock. . . . . . . . . . .     103,000          422,000
Centre at Post Oak, Westheimer at Post Oak Blvd.. . . . . . . . . .     184,000          505,000
Champions Village, F.M. 1960 at Champions Forest Dr.. . . . . . . .     408,000        1,391,000
Copperfield Village, Hwy. 6 at F.M. 529 . . . . . . . . . . . . . .     163,000          712,000
Crestview, Bissonnet at Wilcrest. . . . . . . . . . . . . . . . . .       9,000           35,000
Crosby, F.M. 2100 at Kenning Road (61%) . . . . . . . . . . . . . .      36,000  *       124,000  *
Cullen Place, Cullen at Reed. . . . . . . . . . . . . . . . . . . .       7,000           30,000
Cullen Plaza, Cullen at Wilmington. . . . . . . . . . . . . . . . .      83,000          318,000
Cypress Pointe, F.M. 1960 at Cypress Station. . . . . . . . . . . .     191,000          737,000
Cypress Village, Louetta at Grant Road. . . . . . . . . . . . . . .      25,000          134,000
Eastpark, Mesa Rd. at Tidwell . . . . . . . . . . . . . . . . . . .     140,000          665,000
Edgebrook, Edgebrook at Gulf Fwy. . . . . . . . . . . . . . . . . .      78,000          360,000
Fiesta Village, Quitman at Fulton . . . . . . . . . . . . . . . . .      30,000           80,000
Fondren Southwest Village, Fondren at W. Bellfort . . . . . . . . .     337,000        1,416,000
Fondren/West Airport, Fondren at W. Airport . . . . . . . . . . . .      62,000          223,000
Glenbrook Square, Telephone Road. . . . . . . . . . . . . . . . . .      76,000          320,000
Griggs Road, Griggs at Cullen . . . . . . . . . . . . . . . . . . .      85,000          422,000
Harrisburg Plaza, Harrisburg at Wayside . . . . . . . . . . . . . .      95,000          334,000
Heights Plaza, 20th St. at Yale . . . . . . . . . . . . . . . . . .      72,000          228,000
Humblewood Shopping Plaza, Eastex Fwy. at F.M. 1960 . . . . . . . .     180,000          784,000
I-45/Telephone Rd. Center, I-45 at Maxwell Street . . . . . . . . .     178,000          819,000
Inwood Village, W. Little York at N. Houston-Rosslyn. . . . . . . .      68,000          305,000
Jacinto City, Market at Baca. . . . . . . . . . . . . . . . . . . .      24,000  *        67,000  *
Kingwood, Kingwood Dr. at Chestnut Ridge. . . . . . . . . . . . . .     155,000          648,000
Landmark, Gessner at Harwin . . . . . . . . . . . . . . . . . . . .      56,000          228,000
Lawndale, Lawndale at 75th St.. . . . . . . . . . . . . . . . . . .      53,000          177,000
Little York Plaza, Little York at E. Hardy. . . . . . . . . . . . .     118,000          483,000
Long Point, Long Point at Wirt (77%). . . . . . . . . . . . . . . .      68,000  *       261,000  *
Lyons Avenue, Lyons at Shotwell . . . . . . . . . . . . . . . . . .      68,000          179,000
Market at Westchase, Westheimer at Wilcrest . . . . . . . . . . . .      87,000          333,000
Miracle Corners, S. Shaver at Southmore . . . . . . . . . . . . . .      86,000          386,000
Northbrook, Northwest Fwy. at W. 34th . . . . . . . . . . . . . . .     175,000          656,000


                                                Table  continued  on  next  page


                                                                       Building
                         Name and Location                               Area         Land Area
--------------------------------------------------------------------  ---------       ----------
HOUSTON AND HARRIS COUNTY, (CONT'D.)
North Main Square, Pecore at N. Main. . . . . . . . . . . . . . . .      18,000           64,000
North Oaks, F.M. 1960 at Veterans Memorial. . . . . . . . . . . . .     322,000        1,246,000
North Triangle, I-45 at F.M. 1960 . . . . . . . . . . . . . . . . .      16,000          113,000
Northway, Northwest Fwy. at 34th. . . . . . . . . . . . . . . . . .     212,000          793,000
Northwest Crossing, N.W. Fwy. at Hollister (75%). . . . . . . . . .     135,000  *       671,000  *
Oak Forest, W. 43rd at Oak Forest . . . . . . . . . . . . . . . . .     164,000          541,000
Orchard Green, Gulfton at Renwick . . . . . . . . . . . . . . . . .      74,000          273,000
Randall's/Cypress Station, F.M. 1960 at I-45. . . . . . . . . . . .     141,000          618,000
Randall's/El Dorado, El Dorado at Hwy. 3. . . . . . . . . . . . . .     119,000          429,000
Randall's/Kings Crossing, Kingwood Dr. at Lake Houston Pkwy.. . . .     128,000          624,000
Randall's/Norchester, Grant at Jones. . . . . . . . . . . . . . . .     110,000          475,000
Richmond Square, Richmond Ave. at W. Loop 610 . . . . . . . . . . .      33,000          135,000
River Oaks, East, W. Gray at Woodhead . . . . . . . . . . . . . . .      71,000          206,000
River Oaks, West, W. Gray at S. Shepherd. . . . . . . . . . . . . .     235,000          609,000
Sheldon Forest, North, I-10 at Sheldon. . . . . . . . . . . . . . .      22,000          131,000
Sheldon Forest, South, I-10 at Sheldon. . . . . . . . . . . . . . .      38,000  *       164,000  *
Shops at Three Corners, S. Main at Old Spanish Trail (70%). . . . .     185,000  *       803,000  *
Southgate, W. Fuqua at Hiram Clark. . . . . . . . . . . . . . . . .     126,000          533,000
Spring Plaza, Hammerly at Campbell. . . . . . . . . . . . . . . . .      56,000          202,000
Steeplechase, Jones Rd. at F.M. 1960. . . . . . . . . . . . . . . .     193,000          849,000
Stella Link, North, Stella Link at S. Braeswood (77%) . . . . . . .      40,000  *       158,000  *
Stella Link, South, Stella Link at S. Braeswood . . . . . . . . . .      15,000           56,000
Studemont, Studewood at E. 14th St. . . . . . . . . . . . . . . . .      28,000           91,000
Ten Blalock Square, I-10 at Blalock . . . . . . . . . . . . . . . .      97,000          321,000
10/Federal, I-10 at Federal . . . . . . . . . . . . . . . . . . . .     132,000          474,000
University Plaza, Bay Area at Space Center. . . . . . . . . . . . .      96,000          424,000
The Village Arcade, University at Kirby . . . . . . . . . . . . . .     191,000          413,000
West  Junction, Hwy. 6 at Keith Harrow Dr.. . . . . . . . . . . . .      67,000          264,000
Westbury Triangle, Chimney Rock at W. Bellfort. . . . . . . . . . .      67,000          257,000
Westchase, Westheimer at Wilcrest . . . . . . . . . . . . . . . . .     236,000          766,000
Westhill Village, Westheimer at Hillcroft . . . . . . . . . . . . .     131,000          480,000

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL . . . . . . . . . . .   6,553,000       28,129,000
McDermott Commons, McDermott at Custer Rd., Allen . . . . . . . . .      56,000          328,000
Bell Plaza, 45th Ave. at Bell St., Amarillo . . . . . . . . . . . .     129,000          682,000
Coronado, S.W. 34th St. at Wimberly Dr., Amarillo . . . . . . . . .      49,000          201,000
Grand Plaza, Interstate Hwy 40 at Grand Ave., Amarillo. . . . . . .     157,000          637,000
Puckett Plaza, Bell Road, Amarillo. . . . . . . . . . . . . . . . .     133,000          621,000
Spanish Crossroads, Bell St. at Atkinsen St., Amarillo. . . . . . .      72,000          275,000
Wolflin Village, Wolflin Ave. at Georgia St., Amarillo. . . . . . .     191,000          421,000
Brodie Oaks, South Lamar Blvd. at Loop 360, Austin. . . . . . . . .     245,000        1,050,000
Southridge Plaza, William Cannon Dr. at S. 1st St., Austin. . . . .     143,000          565,000
Baywood, State Hwy. 60 at Baywood Dr., Bay City . . . . . . . . . .      40,000          169,000


                                                Table  continued  on  next  page


                                                                       Building
                         Name and Location                               Area         Land Area
--------------------------------------------------------------------  ---------       ----------
TEXAS (EXCLUDING HOUSTON & HARRIS CO.), (CONT'D.)
Calder, Calder at 24th St., Beaumont . . . . . . . . . . . . . . . .     34,000          129,000
North Park Plaza, Eastex Fwy. at Dowlen, Beaumont. . . . . . . . . .     70,000  *       318,000  *
Phelan West, Phelan at 23rd St., Beaumont (67%). . . . . . . . . . .     16,000  *        59,000  *
Phelan, Phelan at 23rd St, Beaumont. . . . . . . . . . . . . . . . .     12,000           63,000
Southgate, Calder Ave. at 6th St., Beaumont. . . . . . . . . . . . .     34,000          118,000
Westmont, Dowlen at Phelan, Beaumont . . . . . . . . . . . . . . . .     98,000          507,000
Lone Star Pavilions, Texas at Lincoln Ave., College Station (30%). .     32,000  *       132,000  *
Parkway Square, Southwest Pkwy at Texas Ave., College Station. . . .    158,000          685,000
Montgomery Plaza, Loop 336 West at I-45, Conroe. . . . . . . . . . .    317,000        1,179,000
River Pointe, I-45 at Loop 336, Conroe . . . . . . . . . . . . . . .     46,000          329,000
Moore Plaza, S. Padre Island Dr. at Staples, Corpus Christi. . . . .    355,000        1,492,000
Portairs, Ayers St. at Horne Rd., Corpus Christi . . . . . . . . . .    118,000          416,000
Dickinson, I-45 at F.M. 517, Dickinson (72%) . . . . . . . . . . . .     55,000  *       225,000  *
Coronado Hills, Mesa at Balboa, El Paso. . . . . . . . . . . . . . .    127,000          575,000
Southcliff, I-20 at Grandbury Rd., Ft. Worth . . . . . . . . . . . .    116,000          568,000
Broadway, Broadway at 59th St., Galveston (77%). . . . . . . . . . .     58,000  *       170,000  *
Galveston Place, Central City Blvd. at 61st St., Galveston . . . . .    210,000          828,000
Food King Place, 25th St. at Avenue P, Galveston . . . . . . . . . .     28,000           78,000
Fiesta, Belt Line Rd. at Marshall Dr., Grand Prairie . . . . . . . .     32,000          236,000
Killeen Marketplace, 3200 E. Central Texas Expressway, Killeen . . .    115,000          512,000
Cedar Bayou, Bayou Rd., La Marque. . . . . . . . . . . . . . . . . .     15,000           51,000
Corum South, I-45 at F.M. 518, League City . . . . . . . . . . . . .    112,000          680,000
Caprock Center, 50th at Boston Ave., Lubbock . . . . . . . . . . . .    375,000        1,255,000
Central Plaza, Loop 289 at Slide Rd., Lubbock. . . . . . . . . . . .    152,000          529,000
Town & Country, 4th St. at University, Lubbock . . . . . . . . . . .    134,000          339,000
Angelina Village, Hwy. 59 at Loop 287, Lufkin. . . . . . . . . . . .    257,000        1,835,000
Independence Plaza, Town East Blvd., Mesquite. . . . . . . . . . . .    179,000          787,000
McKinney Centre, US Hwy 380 at U.S.Hwy 75, McKinney. . . . . . . . .     34,000          199,000
Murphy Crossing, F.M. 544 at Murphy Rd., Murphy. . . . . . . . . . .     33,000          158,000
University Park Plaza, University Dr. at E. Austin St., Nacogdoches.     78,000          283,000
Custer Park, SWC Custer Road at Parker Road, Plano . . . . . . . . .    119,000          376,000
Gillham Circle, Gillham Circle at Thomas, Port Arthur. . . . . . . .     33,000           94,000
Village, 9th Ave. at 25th St., Port Arthur (77%) . . . . . . . . . .     40,000  *       187,000  *
Porterwood, Eastex Fwy. at F.M. 1314, Porter . . . . . . . . . . . .     99,000          487,000
Rockwall, I-30 at Market Center Street, Rockwall (30%) . . . . . . .     66,000  *       280,000  *
Plaza, Ave. H at U.S. Hwy. 90A, Rosenberg. . . . . . . . . . . . . .     41,000  *       135,000  *
Rose-Rich, U.S. Hwy. 90A at Lane Dr., Rosenberg. . . . . . . . . . .    104,000          386,000
Bandera Village, Bandera at Hillcrest, San Antonio . . . . . . . . .     57,000          607,000
Oak Park Village, Nacogdoches at New Braunfels, San Antonio. . . . .     65,000          221,000
Parliament Square, W. Ave. at Blanco, San Antonio. . . . . . . . . .     65,000          260,000
San Pedro Court, San Pedro at Hwy. 281N., San Antonio. . . . . . . .      2,000           18,000
Valley View, West Ave. at Blanco Rd., San Antonio. . . . . . . . . .     90,000          341,000
Market at Town Center, Town Center Blvd., Sugar Land . . . . . . . .    392,000        1,732,000
Williams Trace, Hwy. 6 at Williams Trace, Sugar Land . . . . . . . .    263,000        1,187,000
New Boston Road, New Boston at Summerhill, Texarkana . . . . . . . .     97,000          335,000
Island Market Place, 6th St. at 9th Ave., Texas City . . . . . . . .     27,000           90,000


                                                Table  continued  on  next  page



                                                                           Building
                         Name and Location                                   Area         Land Area
------------------------------------------------------------------------  ---------       ----------
TEXAS (EXCLUDING HOUSTON & HARRIS CO.), (CONT'D.)
Mainland, Hwy. 1765 at Hwy. 3, Texas City. . . . . . . . . . . . . . . .     56,000          279,000
Palmer Plaza, F.M. 1764 at 34th St., Texas City. . . . . . . . . . . . .     97,000          367,000
Broadway, S. Broadway at W. 9th St., Tyler (77%) . . . . . . . . . . . .     46,000  *       200,000  *
Crossroads, I-10 at N. Main, Vidor . . . . . . . . . . . . . . . . . . .    116,000          516,000
Watauga Towne Center, Hwy. 377 at Bursey Rd., Watauga. . . . . . . . . .     63,000          347,000

CALIFORNIA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . .  2,480,000       10,353,000
Centerwood Plaza, Lakewood Blvd. at Alondra Dr., Bellflower. . . . . . .     71,000          333,000
Southampton Center, IH-780 at Southampton Rd., Benecia . . . . . . . . .    162,000          596,000
580 Marketplace, E. Castro Valley at Hwy. I-580, Castro Valley . . . . .    102,000          444,000
Buena Vista Marketplace, Huntington Dr. at Buena Vista St., Duarte . . .     91,000          322,000
Fremont Gateway Plaza, Paseo Padre Pkwy. Walnut Ave., Fremont. . . . . .    195,000          650,000
Hallmark Town Center, W. Cleveland Ave. at Stephanie Ln., Madera . . . .     85,000          365,000
Menifee Town Center, Antelope Rd. at Newport Rd., Menifee. . . . . . . .     83,000          658,000
Prospectors Plaza, Missouri Flat Rd. at US Hwy. 50, Placerville. . . . .    219,000          873,000
Shasta Crossroads, Churn Creek Rd. at Dana Dr., Redding. . . . . . . . .    121,000          520,000
Ralph's Redondo, Hawthorne Blvd. at 182nd St., Redondo Beach . . . . . .     67,000          431,000
Arcade Square, Watt Ave. at Whitney Ave., Sacramento . . . . . . . . . .     76,000          234,000
Discovery Plaza, W. El Camino Ave. at Truxel Rd., Sacramento . . . . . .     93,000          417,000
Summerhill Plaza, Antelope Rd. at Lichen Dr., Sacramento . . . . . . . .    134,000          704,000
Silver Creek Plaza, E. Capital Expwy. at Silver Creek Rd., San Jose. . .    134,000          573,000
San Marcos Plaza, San Marcos Blvd. at Rancho Santa Fe Dr., San Marcos. .     36,000          116,000
Stony Point Plaza, Stony Point Rd. at Hwy, 12, Santa Rosa. . . . . . . .    199,000          619,000
Sunset Center, Sunset Avenue at State Hwy. 12, Suisun City . . . . . . .     85,000          359,000
Creekside Center, Alamo Dr. at Nut Creek Rd., Vacaville. . . . . . . . .    116,000          400,000
Westminster Center, Westminster Blvd. at Golden West St., Westminster. .    411,000        1,739,000

FLORIDA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,796,000        7,668,000
Boca Lyons, Glades Rd. at Lyons Rd., Boca Raton. . . . . . . . . . . . .    117,000          545,000
Sunset Point 19, US Hwy. 19 at Sunset Pointe Rd., Clearwater . . . . . .    273,000        1,078,000
Argyle Village, Blanding at Argyle Forest Blvd., Jacksonville. . . . . .    305,000        1,329,000
Colonial Plaza, Colonial Dr. at Primrose Dr., Orlando. . . . . . . . . .    488,000        2,009,000
Market at Southside, Michigan Ave. at Delaney Ave., Orlando. . . . . . .     97,000          348,000
Pembroke Commons, University at Pines Blvd., Pembroke Pines. . . . . . .    316,000        1,394,000
Venice Pines Plaza, Center Rd. at Jacaranda Blvd., Venice. . . . . . . .     97,000          565,000
Winter Park Corners, Aloma Ave. at Lakemont Ave., Winter Park. . . . . .    103,000          400,000

NEVADA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,610,000        7,322,000
Eastern Horizon, Eastern Ave. at  Horizon Ridge Pkwy., Henderson . . . .     15,000           93,000
Francisco Centre, E. Desert Inn Rd. at S. Eastern Ave., Las Vegas. . . .    116,000          639,000
Mission Center, Flamingo Rd. at Maryland Pkwy, Las Vegas . . . . . . . .    152,000          570,000
Paradise Marketplace, Flamingo Rd. at Sandhill, Las Vegas. . . . . . . .    149,000          536,000
Rainbow Plaza, Rainbow Blvd. at Charleston Blvd., Las Vegas. . . . . . .    410,000        1,548,000
Rancho Towne & Country, Rancho Dr. at Charleston Blvd., Las Vegas. . . .     87,000          350,000
Tropicana Marketplace, Tropicana at Jones Blvd., Las Vegas . . . . . . .    143,000          519,000
Westland Fair, Charleston Blvd. At Decatur Blvd., Las Vegas. . . . . . .    374,000        2,346,000
College Park, E. Lake Mead Blvd. at Civic Ctr. Dr., North Las Vegas. . .    164,000          721,000


                                                Table  continued  on  next  page


                                                                       Building
                         Name and Location                               Area         Land Area
--------------------------------------------------------------------  ---------       ----------
LOUISIANA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . .   1,558,000        6,606,000
Siegen Plaza, Siegen Lane at Honore Lane, Baton Rouge . . . . . . .      30,000          179,000
Park Terrace, U.S. Hwy. 171 at Parish, DeRidder . . . . . . . . . .     137,000          520,000
Town & Country Plaza, U.S. Hwy. 190 West, Hammond . . . . . . . . .     215,000          915,000
Ambassador Plaza, Ambassador Caffery at W. Congress, Lafayette. . .      29,000          173,000
Westwood Village, W. Congress at Bertrand, Lafayette. . . . . . . .     141,000          942,000
Conn's Building, Ryan at 17th St., Lake Charles . . . . . . . . . .      23,000           36,000
East Town, 3rd Ave. at 1st St., Lake Charles. . . . . . . . . . . .      33,000  *       117,000  *
14/Park Plaza, Hwy. 14 at General Doolittle, Lake Charles . . . . .     207,000          654,000
Kmart Plaza, Ryan St., Lake Charles . . . . . . . . . . . . . . . .     105,000  *       406,000  *
Southgate, Ryan at Eddy, Lake Charles . . . . . . . . . . . . . . .     171,000          628,000
Danville Plaza, Louisville at 19th, Monroe. . . . . . . . . . . . .     143,000          539,000
Orleans Station, Paris, Robert E. Lee at Chatham, New Orleans . . .       5,000           31,000
Southgate, 70th at Mansfield, Shreveport t. . . . . . . . . . . . .      73,000          359,000
Westwood, Jewella at Greenwood, Shreveport. . . . . . . . . . . . .     113,000          393,000
University Place, 70th Street at Youree Dr., Shreveport . . . . . .     133,000          714,000

ARIZONA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .   1,190,000        5,316,000
Palmilla Center, Dysart Rd. at McDowell Rd., Avondale . . . . . . .      45,000          226,000
University Plaza, Plaza Way at Milton Rd., Flagstaff. . . . . . . .     162,000          918,000
Val Vista Towne Center, Warner at Val Vista Rd., Gilbert. . . . . .      93,000          366,000
Arrowhead Festival, 75th Ave. at W. Bell Rd., Glendale. . . . . . .      26,000          157,000
Fry's Ellsworth Plaza, Broadway Rd. at Ellsworth Rd., Mesa. . . . .       5,000           22,000
Camelback Village Square, Camelback at 7th Avenue, Phoenix. . . . .     135,000          543,000
Squaw Peak Plaza, 16th Street at Glendale Ave., Phoenix . . . . . .      61,000          220,000
Rancho Encanto, 35th Avenue at Greenway Rd., Phoenix. . . . . . . .      71,000          259,000
Fountain Plaza, 77th St. at McDowell, Scottsdale. . . . . . . . . .     112,000          460,000
Broadway Marketplace, Broadway at Rural, Tempe. . . . . . . . . . .      83,000          347,000
Fry's Valley Plaza, S. McClintock at E. Southern, Tempe . . . . . .     145,000          570,000
Pueblo Anozira, McClintock Dr. at Guadalupe Rd., Tempe. . . . . . .     152,000          769,000
Desert Square Shopping Center, Golf Links at Kolb, Tucson . . . . .     100,000          459,000

NEW MEXICO, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . .     952,000        4,024,000
Eastdale, Candelaria Rd. at Eubank Blvd., Albuquerque . . . . . . .     111,000          601,000
North Towne Plaza, Academy Rd. at Wyoming Blvd., Albuquerque. . . .     103,000          607,000
Pavilions at San Mateo, I-40 at San Mateo, Albuquerque (30%). . . .      59,000  *       237,000  *
Valle del Sol, Isleta Blvd. at Rio Bravo, Albuquerque . . . . . . .     106,000          475,000
Wyoming Mall, Academy Rd. at Northeastern, Albuquerque. . . . . . .     326,000        1,309,000
DeVargas, N. Guadalupe at Paseo de Peralta, Santa Fe. . . . . . . .     247,000          795,000

KANSAS, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . .     784,000        3,418,000
West State Plaza, State Ave. at 78th St., Kansas City . . . . . . .      94,000          401,000
Regency Park, 93rd St. at Metcalf Ave., Overland Park . . . . . . .     202,000          742,000
Westbrooke Village, Quivira Rd. at 75th St., Shawnee. . . . . . . .     237,000        1,270,000
Shawnee Village, Shawnee Mission Pkwy. at Quivera Rd., Shawnee. . .     135,000          561,000
Kohl's, Wanamaker Rd. at S.W. 17th St., Topeka. . . . . . . . . . .     116,000          444,000


                                                Table  continued  on  next  page


                                                                       Building
                         Name and Location                               Area         Land Area
--------------------------------------------------------------------  ---------       ----------
OKLAHOMA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .    702,000        3,173,000
Bryant Square, Bryant Ave. at 2nd St., Edmond. . . . . . . . . . . .    282,000        1,259,000
Market Boulevard, E. Reno Ave. at N. Douglas Ave., Midwest City. . .     36,000          142,000
Town & Country, Reno Ave at North Air Depot, Midwest City. . . . . .    138,000          540,000
Windsor Hills Center, Meridian at Windsor Place, Oklahoma City . . .    246,000        1,232,000

ARKANSAS, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .    597,000        2,568,000
Evelyn Hills, College Ave. at Abshier, Fayetteville. . . . . . . . .    125,000          750,000
Broadway Plaza, Broadway at W. Roosevelt, Little Rock. . . . . . . .     16,000          148,000
Geyer Springs, Geyer Springs at Baseline, Little Rock. . . . . . . .    153,000          414,000
Markham Square, W. Markham at John Barrow, Little Rock . . . . . . .    134,000          535,000
Markham West, 11400 W. Markham, Little Rock (67%). . . . . . . . . .    119,000  *       515,000  *
Westgate, Cantrell at Bryant, Little Rock. . . . . . . . . . . . . .     50,000          206,000

TENNESSEE, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .    520,000        2,089,000
Bartlett Towne Center, Bartlett Blvd. at Stage Rd., Bartlett . . . .    179,000          774,000
Commons at Dexter Lake, Dexter at N. Germantown, Memphis . . . . . .    167,000          671,000
Highland Square, Summer at Highland, Memphis . . . . . . . . . . . .     20,000           84,000
Summer Center, Summer Ave. at Waling Rd., Memphis. . . . . . . . . .    154,000          560,000

MISSOURI, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .    338,000        1,101,000
Ballwin Plaza, Manchester Rd. at Vlasis Dr., Ballwin . . . . . . . .    203,000          653,000
PineTree Plaza, U.S. Hwy. 50 at Hwy. 291, Lee's Summit . . . . . . .    135,000          448,000

COLORADO, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .    291,000        1,281,000
Bridges at Smoky Hill, Smoky Hill Rd. at S. Picadilly St., Aurora. .      6,000  *        28,000  *
Carefree, Academy Blvd. at N. Carefree Circle, Colorado Springs. . .    127,000          460,000
Academy Place, Academy Blvd. at Union Blvd., Colorado Springs. . . .     84,000          404,000
Gold Creek Center, Hwy. 86 at Elizabeth St., Elizabeth . . . . . . .     14,000  *        55,000  *
City Center Englewood, S. Santa Fe at Hampden Ave., Englewood. . . .     15,000  *        35,000  *
Crossing at Stonegate, Jordon Rd. at Lincoln Ave., Parker (37.5%). .     45,000  *       299,000  *

MAINE, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . .    124,000          482,000
The Promenade, Essex at Summit, Lewiston . . . . . . . . . . . . . .    124,000  *       482,000  *

MISSISSIPPI, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . .    117,000          581,000
Southaven Commons, Goodman Rd. at Swinnea Rd., Southaven . . . . . .    117,000          581,000

ILLINOIS, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .    103,000          503,000
Lincoln Place Centre, Hwy. 59, Fairview Heights. . . . . . . . . . .    103,000          503,000

NORTH CAROLINA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . .     80,000          461,000
Parkway Pointe, Cory Parkway and S. R. 1011, Cary. . . . . . . . . .     80,000          461,000


                                                Table  continued  on  next  page



                                                                        Building
                        Name and Location                                 Area          Land Area
----------------------------------------------------------------------  ---------       ---------
                            INDUSTRIAL

HOUSTON AND HARRIS COUNTY, TOTAL . . . . . . . . . . . . . . . . . . .  3,404,000       9,746,000
Beltway 8 Business Park, Beltway 8 at Petersham Dr.. . . . . . . . . .    158,000         499,000
Blankenship Building, Kempwood Drive . . . . . . . . . . . . . . . . .     59,000         175,000
Brookhollow Business Center, Dacoma at Directors Row . . . . . . . . .    133,000         405,000
Cannon/So. Loop Business Park, Cannon Street (20%) . . . . . . . . . .     59,000  *       96,000  *
Central Park North, W. Hardy Rd. at Kendrick Dr. . . . . . . . . . . .    155,000         466,000
Central Park Northwest VI, Central Pkwy. at Dacoma . . . . . . . . . .    175,000         518,000
Central Park Northwest VII, Central Pkwy. at Dacoma. . . . . . . . . .    103,000         283,000
Claywood Industrial Park, Clay at Hollister. . . . . . . . . . . . . .    330,000       1,761,000
Crosspoint Warehouse, Crosspoint . . . . . . . . . . . . . . . . . . .     73,000         179,000
Jester Plaza, West T.C. Jester . . . . . . . . . . . . . . . . . . . .    101,000         244,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr. . . . . . . . . .    113,000         327,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr. (20%) . . . . . .     42,000  *      106,000  *
Lathrop Warehouse, Lathrop St. at Larimer St. (20%). . . . . . . . . .     51,000  *       87,000  *
Levitz Furniture Warehouse, Loop 610 South . . . . . . . . . . . . . .    184,000         450,000
Navigation Business Park, Navigation at N. York (20%). . . . . . . . .     47,000  *      111,000  *
Northway Park II, Loop 610 East at Homestead (20%) . . . . . . . . . .     61,000  *      149,000  *
Park Southwest, Stancliff at Brooklet. . . . . . . . . . . . . . . . .     52,000         160,000
Railwood Industrial Park, Mesa at U.S. 90. . . . . . . . . . . . . . .    616,000       1,651,000
Railwood Industrial Park, Mesa at U.S. 90 (20%). . . . . . . . . . . .     99,000  *      213,000  *
South Loop Business Park, S. Loop at Long Dr.. . . . . . . . . . . . .     46,000  *      103,000  *
Southport Business Park 5, South Loop 610. . . . . . . . . . . . . . .    157,000         358,000
Southwest Park II, Rockley Road. . . . . . . . . . . . . . . . . . . .     68,000         216,000
Stonecrest Business Center, Wilcrest at Fallstone. . . . . . . . . . .    111,000         308,000
West-10 Business Center, Wirt Rd. at I-10. . . . . . . . . . . . . . .    141,000         331,000
West-10 Business Center II, Wirt Rd. at I-10 . . . . . . . . . . . . .     83,000         149,000
West Loop Commerce Center, W. Loop N. at I-10. . . . . . . . . . . . .     34,000          91,000
610 and 11th St. Warehouse, Loop 610 at 11th St. . . . . . . . . . . .    105,000         202,000
610 and 11th St. Warehouse, Loop 610 at 11th St. (20%) . . . . . . . .     48,000  *      108,000  *

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL. . . . . . . . . . . . .  2,783,000       6,999,000
Randol Mill Place, Randol Mill Road, Arlington . . . . . . . . . . . .     55,000         178,000
Braker 2 Business Center, Kramer Ln. at Metric Blvd., Austin . . . . .     27,000          93,000
Corporate Center I & II, Putnam Dr. at Research Blvd., Austin. . . . .    117,000         326,000
Oak Hills Industrial Park, Industrial Oaks Blvd., Austin . . . . . . .     90,000         340,000
Rutland 10 Business Center, Metric Blvd. At Centimeter Circle, Austin.     54,000         139,000
Southpark A,B,C., East St. Elmo Rd. at Woodward St., Austin. . . . . .     78,000         238,000
Southpoint Service Center, Burleson at Promontory Point Dr., Austin. .     54,000         234,000
Walnut Creek Office Park, Cameron Rd., Austin. . . . . . . . . . . . .     34,000         122,000
Wells Branch Corporate Center, Wells Branch Pkwy., Austin. . . . . . .     60,000         183,000
Midway Business Center, Midway at Boyington, Carrollton. . . . . . . .    142,000         309,000
Manana Office Center, I-35 at Manana, Dallas . . . . . . . . . . . . .    223,000         473,000
Newkirk Service Center, Newkirk near N.W. Hwy., Dallas . . . . . . . .    106,000         223,000


                                                Table  continued  on  next  page



                                                                       Building
                         Name and Location                               Area         Land Area
--------------------------------------------------------------------  ---------       ----------
                        INDUSTRIAL (CONT'D)

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), (CONT'D.)
Northaven Business Center, Northaven Rd., Dallas . . . . . . . . . .    151,000          178,000
Northeast Crossing Off/Svc Ctr., East N.W. Hwy. at Shiloh, Dallas. .     79,000          199,000
Northwest Crossing Off/Svc Ctr., N.W. Hwy. at Walton Walker, Dallas.    127,000          290,000
Redbird Distribution Center, Joseph Hardin Drive, Dallas . . . . . .    111,000          234,000
Regal Distribution Center, Leston Avenue, Dallas . . . . . . . . . .    203,000          318,000
Space Center Industrial Park, Pulaski St. at Irving Blvd., Dallas. .    265,000          426,000
Walnut Trails Business Park, Walnut Hill Lane, Dallas. . . . . . . .    103,000          311,000
DFW-Port America, Port America Place, Grapevine. . . . . . . . . . .     46,000          110,000
Jupiter Service Center, Jupiter near Plano Pkwy., Plano. . . . . . .     78,000          234,000
Sherman Plaza Business Park, Sherman at Phillips, Richardson . . . .    100,000          312,000
Interwest Business Park, Alamo Downs Parkway, San Antonio. . . . . .    218,000          742,000
O'Connor Road Business Park, O'Connor Road, San Antonio. . . . . . .    150,000          459,000
Nasa One Business Center, Nasa Road One at Hwy. 3, Webster . . . . .    112,000          328,000

TENNESSEE, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .  1,086,000        2,684,000
Southwide Warehouse # 2, Federal Compress Ind. Pk., Memphis. . . . .    124,000          302,000
Southwide Warehouse # 3, Federal Compress Ind. Pk., Memphis. . . . .    112,000          209,000
Southwide Warehouse # 4, Federal Compress Ind. Pk., Memphis. . . . .    120,000          220,000
Thomas Street Warehouse, N. Thomas Street, Memphis . . . . . . . . .    164,000          423,000
Crowfarn Drive Warehouse, Crowfarn Dr. at Getwell Rd., Memphis . . .    159,000          316,000
Outland Business Center, Outland Center Dr., Memphis . . . . . . . .    407,000        1,214,000

FLORIDA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . .    600,000        1,535,000
Lakeland Industrial Ctr., I-4 at County Rd., Lakeland. . . . . . . .    600,000        1,535,000

GEORGIA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . .    363,000          965,000
6485 Crescent Dr., I-85 at Jimmy Carter Blvd., Norcross. . . . . . .    363,000          965,000

NEVADA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . .     66,000          162,000
East Sahara Off/Svc Ctr., E. Sahara Blvd., Las Vegas . . . . . . . .     66,000          162,000


                         OFFICE BUILDING

HOUSTON & HARRIS COUNTY, TOTAL . . . . . . . . . . . . . . . . . . .    121,000          171,000
Citadel Plaza, N. Loop 610 at Citadel Plaza Dr.. . . . . . . . . . .    121,000          171,000


                    MULTI-FAMILY RESIDENTIAL

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL. . . . . . . . . . . .    273,000          595,000
River Pointe Apartments, River Pointe Drive at I-45, Conroe. . . . .    273,000          595,000


                                                Table  continued  on  next  page


                                                                       Building
                         Name and Location                               Area         Land Area
--------------------------------------------------------------------  ---------       ----------
                          UNIMPROVED LAND

HOUSTON & HARRIS COUNTY, TOTAL . . . . . . . . . . . . . . . . . . .                   3,158,000
Bissonnet at Wilcrest. . . . . . . . . . . . . . . . . . . . . . . .                     773,000
Citadel Plaza at 610 N. Loop . . . . . . . . . . . . . . . . . . . .                     137,000
East Orem. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     122,000
Kirkwood at Dashwood Dr. . . . . . . . . . . . . . . . . . . . . . .                     322,000
Lockwood at Navigation . . . . . . . . . . . . . . . . . . . . . . .                     163,000
Mesa Rd. at Tidwell. . . . . . . . . . . . . . . . . . . . . . . . .                     901,000
Mowery at Cullen . . . . . . . . . . . . . . . . . . . . . . . . . .                     118,000
Northwest Fwy. at Gessner. . . . . . . . . . . . . . . . . . . . . .                     422,000
Redman at W. Denham. . . . . . . . . . . . . . . . . . . . . . . . .                      17,000
Sheldon at I-10. . . . . . . . . . . . . . . . . . . . . . . . . . .                      19,000
W. Little York at N. Houston-Rosslyn . . . . . . . . . . . . . . . .                      19,000
W. Loop N. at I-10 . . . . . . . . . . . . . . . . . . . . . . . . .                     145,000

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL. . . . . . . . . . . .                   1,785,000
McDermott Drive at Custer Rd., Allen . . . . . . . . . . . . . . . .                      41,000
River Pointe Dr. at I-45, Conroe . . . . . . . . . . . . . . . . . .                     186,000
Beach St. at Golden Triangle Blvd., Fort Worth . . . . . . . . . . .                     340,000
US Hwy 380 (University Drive) and US Hwy 75, McKinney. . . . . . . .                     135,000
F.M. 544 at Murphy Rd., Murphy . . . . . . . . . . . . . . . . . . .                     206,000
Dalrock Rd. at Lakeview Parkway, Rowlett . . . . . . . . . . . . . .                     346,000
Highway 287 at Bailey Boswell Rd., Saginaw . . . . . . . . . . . . .                     176,000
Hillcrest, Sunshine at Quill, San Antonio. . . . . . . . . . . . . .                     171,000
Hwy. 3 at Hwy. 1765, Texas City. . . . . . . . . . . . . . . . . . .                     184,000

LOUISIANA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .                   5,276,000
Siegen Lane at Honore Ln., Baton Rouge . . . . . . . . . . . . . . .                     821,000
U.S. Hwy. 171 at Parish, DeRidder. . . . . . . . . . . . . . . . . .                     462,000
Ambassador Caffery Pkwy. at Congress St., Lafayette. . . . . . . . .                      23,000
Ambassador Caffery Pkwy. at Kaliste Saloom Rd., Lafayette. . . . . .                   1,031,000
Prien Lake Plaza, Lake Charles . . . . . . . . . . . . . . . . . . .                     860,000
Manhattan Blvd. at Gretna Blvd., Harvey. . . . . . . . . . . . . . .                     894,000
Woodland Hwy., Plaquemines Parish (5%) . . . . . . . . . . . . . . .                     822,000  *
70th. St. at Youree Dr., Shreveport. . . . . . . . . . . . . . . . .                     363,000

COLORADO, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .                   2,183,000
E. Alameda at I-225, Aurora. . . . . . . . . . . . . . . . . . . . .                   1,130,000  *
Smoky Hill Rd. at S. Picadilly St., Aurora . . . . . . . . . . . . .                     108,000  *
2nd Ave. at Lowry Ave., Denver . . . . . . . . . . . . . . . . . . .                     123,000  *
Hwy. 86 at Elizabeth St., Elizabeth. . . . . . . . . . . . . . . . .                      24,000  *
Hampton at Santa Fe, Englewood . . . . . . . . . . . . . . . . . . .                     192,000  *
Jordan Rd. at Lincoln Ave., Parker (38%) . . . . . . . . . . . . . .                      28,000  *
120th at Washington, Thornton. . . . . . . . . . . . . . . . . . . .                     578,000  *


                                                Table  continued  on  next  page


                                                                        Building
                         Name and Location                               Area         Land Area
--------------------------------------------------------------------  ---------       ----------
                     UNIMPROVED LAND (CONT'D)

ARIZONA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . .                     735,000
Dysart Rd. at Rancho Santa Fe Blvd., Avondale. . . . . . . . . . . .                     309,000
Broadway Rd. and Ellsworth Rd., Mesa . . . . . . . . . . . . . . . .                      36,000
Power Rd. at McKellips Rd., Mesa . . . . . . . . . . . . . . . . . .                     390,000

NEVADA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . .                     508,000
Eastern Ave. at Horizon Ridge Pkwy., Henderson . . . . . . . . . . .                     508,000



                                                Table  continued  on  next  page



                                                                        Building
                         Name and Location                                Area          Land Area
--------------------------------------------------------------------  -----------     ------------
                       ALL PROPERTIES-BY LOCATION

GRAND TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . .    35,699,000      149,335,000
Houston & Harris County . . . . . . . . . . . . . . . . . . . . . .    10,733,000       40,833,000
Texas (excluding Houston & Harris County) . . . . . . . . . . . . .     9,609,000       37,508,000
California. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,480,000       10,353,000
Florida . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,396,000        9,203,000
Nevada. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,676,000        7,992,000
Tennessee . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,606,000        4,773,000
Louisiana . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,558,000       11,882,000
Arizona . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,190,000        6,051,000
New Mexico. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       952,000        4,024,000
Kansas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       784,000        3,418,000
Oklahoma. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       702,000        3,173,000
Arkansas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       597,000        2,568,000
Georgia . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       363,000          965,000
Missouri. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       338,000        1,101,000
Colorado. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       291,000        3,464,000
Maine . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       124,000          482,000
Mississippi . . . . . . . . . . . . . . . . . . . . . . . . . . . .       117,000          581,000
Illinois. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       103,000          503,000
North Carolina. . . . . . . . . . . . . . . . . . . . . . . . . . .        80,000          461,000



                      ALL PROPERTIES-BY CLASSIFICATION

GRAND TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . .    35,699,000      149,335,000
Shopping Centers. . . . . . . . . . . . . . . . . . . . . . . . . .    27,003,000      112,833,000
Industrial. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,302,000       22,091,000
Multi-Family Residential. . . . . . . . . . . . . . . . . . . . . .       273,000          595,000
Office Building . . . . . . . . . . . . . . . . . . . . . . . . . .       121,000          171,000
Unimproved Land . . . . . . . . . . . . . . . . . . . . . . . . . .                     13,645,000
__________

Note: Total square footage includes 7,847,000 square feet of land leased and 450,000 square feet of building leased from others.

       *  Denotes  partial  ownership.  WRI's  interest is 50% except where noted.
          The square  feet  figures  represent  WRI's  proportionate  ownership  of the entire property.


General. In 2001, no single property accounted for more than 2.7% of WRI's total assets or 2.0% of gross revenues. Four properties, in the aggregate, represented approximately 7.7% of our gross revenues for the year ended December 31, 2001; otherwise, none of the remaining properties accounted for more than 1.7% of our gross revenues during the same period. The weighted average occupancy rate for all of our improved properties as of December 31, 2001 was 92.2%.

Substantially all of our properties are owned directly by WRI (subject in some cases to mortgages), although our interests in some properties are held indirectly through interests in joint ventures or under long-term leases. In our opinion, our properties are well maintained and in good repair, suitable for their intended uses, and adequately covered by insurance.

Shopping Centers. As of December 31, 2001, WRI owned or operated under long-term leases, either directly or through its interests in joint ventures, 228 shopping centers with approximately 27.0 million square feet of building area. The shopping centers were located predominantly in Texas with other locations in California, Louisiana, Arizona, Nevada, Arkansas, New Mexico, Oklahoma, Tennessee, Kansas, Colorado, Missouri, Illinois, Florida, North Carolina, Georgia, Mississippi and Maine.

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

We have approximately 5,200 separate leases with 4,100 different tenants, including national and regional supermarket chains, drug stores, discount department stores, junior department stores, other nationally or regionally known stores and a great variety of other regional and local retailers. The large number of locations offered by WRI and the types of traditional anchor tenants help attract prospective new tenants. Some of the national and regional supermarket chains, which are tenants in our centers, include Albertson's, Fiesta, Smith's (Kroger), H.E.B., Kroger Company, Randall's Food Markets (Safeway), Fry's Food Stores (Kroger), Ralph's (Kroger), Raley's, Publix, King Soopers, Inc. (Kroger) and Safeway. In addition to these supermarket chains, WRI's nationally and regionally known retail store tenants include Eckerd, Walgreen and Osco (Albertson's) drugstores; Kmart discount stores; Bealls and Palais Royal junior department stores; Kohl's, Marshall's, Office Depot, Office Max, Staples, Babies 'R' Us, Ross, Stein Mart and T.J. Maxx off-price specialty stores; Luby's, Piccadilly and Furr's cafeterias; Academy sporting goods; CompUSA, Best Buy, Conn's and Circuit City electronics stores; FAO Schwarz toy store; Cost Plus Imports; Linens 'N Things; Barnes & Noble bookstore; Border's
Books;  Home  Depot;  Bed,  Bath  & Beyond; and the following restaurant chains:
Arby's, Burger King, Church's Fried Chicken, Dairy Queen, Domino's, Jack-in-the-Box, CiCi Pizza, Long John Silver's, McDonald's, Olive Garden, Outback Steakhouse, Pizza Hut, Shoney's, Steak & Ale, Taco Bell and Whataburger. We also lease space in 3,000 to 20,000 square foot areas to national chains such as the Limited Store, The Gap, One Price Stores, Old Navy, Eddie Bauer and Radio Shack. Other merchants in our portfolio include Al's Formal Wear, Anna's Linens, TGF Haircutters, Clothestime, Big Lots, Jason's Deli, Dollar General, Dress Barn, Family Dollar, Shoe Cents, Fashion Bug, Cloth World, Fox Photo, GNC, Goodyear Tire, Luther's Bar-B-Q, Mattress Firm, Fantastic Sam's, One Price Clothing Stores, Paper Warehouse, Rent-A-Center, Sally Beauty, Souper Salad,
Black Eyed Pea, Men's Wearhouse and Tuesday Morning. The diversity of our tenant base is also evidenced in the fact that our largest tenant (Kroger) accounted for only 3.82% of rental revenue during 2001 including our share of revenue from unconsolidated joint ventures and excluding our partners share of revenue from consolidated joint ventures.

WRI's shopping center leases have lease terms generally ranging from three to five years for tenant space under 5,000 square feet and from 10 to 25 years for tenant space over 10,000 square feet. Leases with primary lease terms in excess of 10 years, generally for anchor and out-parcels, frequently contain renewal options which allow the tenant to extend the term of the lease for one or more additional periods, with each of these periods generally being of a shorter duration than the primary lease term. The rental rates paid during a renewal period are generally based upon the rental rate for the primary term, sometimes adjusted for inflation or for the amount of the tenant's sales during the primary term.

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

During 2001, WRI acquired 30 shopping centers for an aggregate purchase price of $479.3 million, which added 4.6 million square feet to our portfolio.

In February, a community shopping center in Orlando, Florida was purchased for $54 million. Strategically located near downtown Orlando, Colonial Plaza contains 488,000 square feet of building area and is anchored by Barnes & Noble, Old Navy, Stein Mart, Linens 'N Things, Marshall's, Babies 'R' Us, Rhodes, Staples, Ross Dress For Less, Circuit City and Just For Feet.

In April, we completed the acquisition of 19 supermarket-anchored shopping centers in California. Anchor merchants include the market's major supermarket companies such as Ralph's (Kroger), Albertson's, Safeway, Raley's and Food 4 Less (Fleming Company). Additionally, the properties include other well-known anchor retailers including Target, K-Mart, Home Depot and Walgreens. These properties added nearly 2.5 million square feet to the portfolio.

In May, we acquired four supermarket-anchored shopping centers in the Memphis, Tennessee market area. Three of the centers are anchored by Kroger and the fourth is anchored by Seessel's (owned by Albertson's). Other anchor retailers include Walgreens and Stein Mart. These properties total nearly 617,000 square feet and were over 92% leased in the aggregate.

In June, we purchased the Venice Pines Shopping Center in Venice, Florida. This 97,000 square foot center is anchored by Kash N Karry Supermarket and is 91% leased. Also in June, we purchased Parkway Pointe Shopping Center in Cary, North Carolina, a suburb of Raleigh. Anchored by Food Lion, Eckerd Drugs and Ace Hardware, the center was 95% leased upon acquisition.

In August, we acquired the Boca Lyons Shopping Center in Boca Raton, Florida. This center is anchored by Ross Dress for Less and also includes Ethan Allen Furniture, Sun Trust Bank and World Savings. This 113,000 square foot center was 94% leased upon acquisition.

In September, we purchased Winter Park Corners in Winter Park, Florida. This 103,000 square foot center is anchored by Whole Foods and includes Bank of America and Outback Steakhouse and is 100% leased.

In October, we purchased the Sunset Point 19 Shopping Center in Clearwater, Florida. This 273,00 square foot shopping center is anchored by Publix, Bed, Bath & Beyond, Barnes & Noble, The Sports Authority and Staples.

In November, Argyle Village, a 305,000 square foot shopping center was acquired in Jacksonville, Florida. This center is currently 97% leased and is anchored by Publix, JoAnn's Fabrics, T.J. Maxx and Baby Superstore, Inc.

In 2001, WRI acquired land at seven separate locations for the development of retail shopping centers. Two of these acquisitions were made in joint ventures with our development partner in Denver. These joint ventures are included in the consolidated financial statements of WRI as we exercise financial and operating control. Total expenditures on these seven projects during 2001 totaled $30.4 million. At the beginning of 2002, we have 20 retail developments underway which, upon completion, will represent an investment of approximately $223 million and will add 1.8 million square feet to the portfolio. These projects will come on-line beginning in early 2002 through mid 2003.

Industrial Properties. At December 31, 2001, WRI owned 57 industrial projects. The acquisition of four industrial office service centers added 1.5 million square feet to our industrial portfolio and represented an investment of $39.3 million. We purchased one office/service facility in Austin, Texas, which added 90,000 square feet to the portfolio. With this acquisition, we now have eight industrial and two retail properties in Austin, comprising more than 902,000 square feet of building area. WRI also acquired three additional industrial properties totaling 1.4 million square feet.

Office Building. We own a seven-story, 121,000 square foot masonry office building with a detached, covered, three-level parking garage situated on 171,000 square feet of land fronting on North Loop 610 West in Houston. The building serves as our headquarters. Other than WRI, the major tenant of the building is Bank of America, which currently occupies 9% of the office space.

Multi-family Residential Properties. WRI completed development of a 300-unit luxury apartment complex within a multi-use master-planned project we developed in a suburb north of Houston. An unrelated Houston-based multi-family operator manages the property on our behalf.

Unimproved Land. At December 31, 2001, WRI owned, directly or through its interest in a joint venture, 40 parcels of unimproved land aggregating approximately 13.6 million square feet of land area located in Texas, Louisiana, Arizona, Colorado, Illinois and Nevada. These properties include approximately
6.5 million square feet of land adjacent to certain of our existing developed properties, which may be used for expansion of these developments, as well as approximately 7.1 million square feet of land, which may be used for new development. Almost all of these unimproved properties are served by roads and utilities and are ready for development. Most of these parcels are suitable for development as shopping centers or industrial projects, and WRI intends to emphasize the development of these parcels for such purpose.

ITEM  3.  LEGAL  PROCEEDINGS

WRI is involved in various matters of litigation arising in the normal course of business. While WRI is unable to predict with certainty the amounts involved, WRI's management and counsel are of the opinion that, when such litigation is resolved, WRI's resulting liability, if any, will not have a material adverse effect on WRI's consolidated financial statements.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SHAREHOLDERS

     None.

                                   PART  II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS

WRI's common shares are listed and traded on the New York Stock Exchange under the symbol "WRI". The number of holders of record of our common shares as of February 26, 2002 was 3,313. The high and low sale prices per common share, as reported on the New York Stock Exchange composite tape, and dividends per share paid for the fiscal quarters indicated were as follows:


                            HIGH      LOW    DIVIDENDS
                           -------  -------  ---------
      2001:
         Fourth . . . . .  $ 50.40  $ 47.64   $ 0.79
         Third. . . . . .    49.80    43.65     0.79
         Second . . . . .    46.07    41.77     0.79
         First. . . . . .    44.88    40.06     0.79

      2000:
         Fourth . . . . .  $ 45.00  $ 40.13   $ 0.75
         Third. . . . . .    43.00    40.06     0.75
         Second . . . . .    42.50    36.56     0.75
         First. . . . . .    40.75    34.56     0.75


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


                                                       (Amounts in thousands, except per share amounts)
                                                                 Years  Ended  December  31,
                                                  2001         2000         1999         1998         1997
                                               -----------  -----------  -----------  -----------  -----------
Revenues (primarily real estate rentals) . . . $  314,892   $  250,234   $  224,095   $  192,339   $  167,856
                                               -----------  -----------  -----------  -----------  -----------
Expenses:
    Depreciation and amortization. . . . . . .     68,316       54,597       48,668       41,051       36,995
    Interest . . . . . . . . . . . . . . . . .     54,473       43,190       32,792       33,338       29,695
    Other. . . . . . . . . . . . . . . . . . .     96,972       77,341       69,774       60,384       53,254
                                               -----------  -----------  -----------  -----------  -----------
        Total. . . . . . . . . . . . . . . . .    219,761      175,128      151,234      134,773      119,944
                                               -----------  -----------  -----------  -----------  -----------

Income from operations . . . . . . . . . . . .     95,131       75,106       72,861       57,566       47,912
Equity in earnings of joint ventures . . . . .      5,547        4,143        3,654        4,469        4,249
Minority interest in income of partnerships. .       (475)        (630)        (789)        (606)        (522)
Gain on sales of property and securities . . .      8,339          382       20,594          328        3,327
Extraordinary charge                                                           (190)      (1,392)
                                               -----------  -----------  -----------  -----------  -----------
Net income . . . . . . . . . . . . . . . . . . $  108,542   $   79,001   $   96,130   $   60,365   $   54,966
                                               ===========  ===========  ===========  ===========  ===========
Net income available to common
  shareholders . . . . . . . . . . . . . . . . $   88,839   $   58,961   $   76,537   $   54,484   $   54,966
                                               ===========  ===========  ===========  ===========  ===========

Cash flows from operations . . . . . . . . . . $  146,659   $  119,043   $  113,351   $   93,054   $   85,846
                                               ===========  ===========  ===========  ===========  ===========

Per share data - basic:
    Income before extraordinary charge . . . . $     2.77   $     2.20   $     2.88   $     2.09   $     2.06
    Net income . . . . . . . . . . . . . . . . $     2.77   $     2.20   $     2.87   $     2.04   $     2.06
    Weighted average number of shares. . . . .     32,069       26,775       26,690       26,667       26,638

Per share data - diluted:
    Income before extraordinary charge . . . . $     2.76   $     2.19   $     2.86   $     2.08   $     2.05
    Net income . . . . . . . . . . . . . . . . $     2.76   $     2.19   $     2.85   $     2.03   $     2.05
    Weighted average number of shares. . . . .     32,246       26,931       26,890       26,869       26,771

Cash dividends per common share. . . . . . . . $     3.16   $     3.00   $     2.84   $     2.68   $     2.56

Property (at cost) . . . . . . . . . . . . . . $2,352,393   $1,728,414   $1,486,224   $1,278,466   $1,092,869
Total assets . . . . . . . . . . . . . . . . . $2,095,747   $1,498,477   $1,312,746   $1,107,077   $  943,486
Debt . . . . . . . . . . . . . . . . . . . . . $1,070,835   $  792,353   $  592,978   $  513,361   $  503,287

Other data:
Funds from operations (1)
      Net income available to common
        shareholders . . . . . . . . . . . . . $   88,839   $   58,961   $   76,537   $   54,484   $   54,966
      Depreciation and amortization. . . . . .     67,803       55,344       49,256       41,580       37,544
      Gain on sales of property
        and securities . . . . . . . . . . . .     (9,795)        (382)     (20,596)        (885)      (3,327)
      Extraordinary charge . . . . . . . . . .                                  190        1,392
                                               -----------  -----------  -----------  -----------  -----------
        Total. . . . . . . . . . . . . . . . . $  146,847   $  113,923   $  105,387   $   96,571   $   89,183
                                               ===========  ===========  ===========  ===========  ===========
__________

(1)     The  Board  of  Governors  of the National Association of Real Estate Investment Trusts defines funds from  operations  as  net income (loss) computed in accordance  with  generally  accepted  accounting principles, excluding gains or  losses from sales of property,  plus real estate related depreciation and amortization, and after  adjustments  for  unconsolidated  partnerships  and  joint ventures.  In addition, NAREIT recommends that extraordinary  items  not  be  considered in  arriving  at  FFO.  We calculate FFO in a manner consistent with the NAREIT  definition.  Most industry  analysts and equity
        REITs, including WRI, believe FFO is an alternative measure of performance relative to  other  REITs.
        There can be no assurance that FFO presented by WRI is comparable  to  similarly  titled  measures of other REITs.  FFO  should not be considered as an alternative to net  income  or  other  measurements under GAAP as an indicator of our operating performance or to cash flows from  operating,  investing, or financing activities as a measure of  liquidity.  FFO  does not reflect working  capital  changes, cash  expenditures  for  capital  improvements,  or  principal  payments  on indebtedness.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations. The results of operations and financial condition of the company, as reflected in the accompanying statements and related footnotes, is subject to managements' evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors which could affect the ongoing viability of the company's tenancy. Management believes the most critical accounting policies in this regard are the estimation of an allowance for doubtful receivables (more specifically the allowance for straight-line receivables) and the determination of reserves for self-insured general liability insurance. Both of these issues require management to make judgments that are subjective in nature, however, management is able to consider and assess a significant amount of historical data and current market data in arriving at reasonable estimates.

Weingarten Realty Investors owned or operated under long-term leases, either directly or through its interest in joint ventures, 228 shopping centers, 57 industrial properties, one multi-family residential project and one office building at December 31, 2001. Of our 287 developed properties, 179 are located in Texas (including 93 in Houston and Harris County). Our remaining properties are located in California (19), Louisiana (15), Arizona (13), Nevada (10), Florida (9), Tennessee (8), Arkansas (6), New Mexico (6), Colorado (6), Kansas
(5), Oklahoma (4), Missouri (2), Illinois (1), North Carolina (1), Georgia (1), Mississippi (1) and Maine (1). WRI has nearly 5,200 leases and 4,100 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and reimbursements of property operating expenses and for an amount based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, drugstores, value-oriented apparel and discount stores and other retailers, which generally sell basic necessity-type items.

CAPITAL  RESOURCES  AND  LIQUIDITY

WRI anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements. Cash on hand, internally-generated cash flow, borrowings under our existing credit facilities, issuance of unsecured debt and the use of project financing, as well as other debt and equity alternatives, will provide the necessary capital to maintain and operate our properties, refinance debt maturities and achieve planned growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows increased to $146.7 million in 2001 from $119.0 million in 2000 and $113.4 million for 1999.

During 2001, WRI invested $518.6 million through the acquisition of operating properties. We acquired 30 shopping centers, adding 4.6 million square feet to our portfolio and representing an investment of $479.3 million. The acquisition of four industrial properties added 1.5 million square feet to our industrial portfolio and represented an investment of $39.3 million.

In 2001, WRI acquired land at seven separate locations for the development of retail shopping centers. Two of these acquisitions were made in joint ventures with our development partner in Denver. These joint ventures are included in the consolidated financial statements of WRI as we exercise financial and operating control. We also had 13 projects which were under development at the beginning of 2001. We invested $76.9 million in these projects during 2001. At the beginning of 2002, we have 20 retail developments underway which, upon completion, will represent an investment of approximately $223 million and will add 1.8 million square feet to the portfolio. These projects will come on-line beginning in early 2002 through mid 2003. We expect to invest approximately $89 million in these properties during 2002 and 2003.

Capitalized expenditures for acquisitions, new development and additions to the existing portfolio were, in millions, $632.2, $240.0 and $213.2 during 2001, 2000 and 1999, respectively. All of the acquisitions and new development during 2001 were either initially financed under WRI's revolving credit facilities or funded with excess cash flow from our existing portfolio of properties. WRI's share of capitalized expenditures for unconsolidated joint ventures or partnerships, including the purchase of properties by newly-formed joint ventures or partnerships, were, in millions: $.7, $20.2 and $11.1 during 2001, 2000 and 1999.

Common and preferred dividends increased to $123.0 million in 2001, compared to $100.4 million in 2000 and $95.4 million in 1999. WRI satisfied its REIT requirement of distributing at least 90% (95% in 2000 and 1999) of ordinary taxable income for the year ended December 31, 2001. Our dividend payout ratio on common equity for 2001, 2000 and 1999 approximated 70.4%, 70.5% and 71.9%, respectively, based on funds from operations for the applicable year.

In January 2001, WRI sold 4.5 million common shares of beneficial interest in a secondary public offering. In February, the underwriters exercised their over-allotment option and purchased an additional 200,000 shares. Net proceeds to WRI totaled $188.1 million based on a price of $42.19 per share. In May 2001, we issued 690,000 common shares of beneficial interest in a secondary public offering. Net proceeds totaled $27.9 million based on a price of $42.85 per share. In November 2001, we issued 1.8 million common shares of beneficial interest. Net proceeds totaled $86.0 million based on a price of $50.20 per share. Proceeds from these offerings were used to pay down amounts outstanding under our $350 million revolving credit facility.

In February 2002, we issued 198,098 common shares of beneficial interest. Net proceeds to WRI totaled $9.5 million based on a price of $50.48 per share and will be used to pay down amounts outstanding under our $350 million revolving credit facility.

In February 2002, a three-for-two stock split was declared for shareholders of record on April 1, 2002, payable April 15, 2002.

WRI has a $350 million unsecured revolving credit facility with a syndicate of banks. This facility will mature in November of 2003 and contains a one-year extension, at our sole option. The facility bears interest at a rate of LIBOR plus 50 basis points. Additionally, the facility includes a competitive bid option that allows WRI to hold auctions at lower pricing for short-term funds for up to $175 million. WRI also has an unsecured and uncommitted overnight credit facility totaling $20 million to be used for cash management purposes. WRI has two interest rate swap contracts with an aggregate notional amount of $20 million which expire in June 2004 and fix interest rates on a like amount of the $350 million revolver at 7.7%. We have determined these swap agreements are highly effective in offsetting future variable interest cash flows of the revolving credit debt and, accordingly, they have been designated as cash flow hedges. An additional interest rate swap contract with a notional amount of $20 million expired in May of 2001.

On July 5, 2001, we entered into a $50 million unsecured term loan with two banks that also participate in our $350 million revolving credit facility. The terms of the $50 million loan, including pricing, are substantially identical to those of our $350 million revolving credit facility, and it matures on the same date.

On July 12, 2001, we sold $200 million of unsecured notes with a coupon of 7%. Net proceeds from the offering totaled $198.3 million and were used to pay down amounts outstanding under our $350 revolving credit facility. Concurrent with the sale of the 7% notes, we settled our $188.7 million forward-starting interest rate swap contracts, resulting in a gain of $1.6 million. These swap contracts, which we entered into on June 25, 2001, had been designated as a cash flow hedge of forecasted interest payments for fixed-rate notes to be issued in future periods, and accordingly, the gain is being amortized over the life of the 7% notes.

In July 2000, the Company issued a two-year $25 million variable-rate, unsecured medium term note that bears interest at 50 basis points over LIBOR and a three-year $25 million variable-rate note that bears interest at 60 basis points over LIBOR. At the time of issuance, the interest rates were 7.23% and 7.33%, respectively. During November and December of 2000, we entered into interest rate swap agreements which fixed the interest rates on these notes.

On July 26, 2001, the Company entered into eleven interest rate swaps with an aggregate notional amount of $107.5 million that convert fixed interest payments at rates from 6.35% to 7.35% to variable interest payments. These interest rate swaps have been designated as fair value hedges. We have determined that these contracts will be highly effective in limiting our risk of changes in the fair value of the fixed-rate notes attributable to changes in variable interest rates.

Subsequent to year end, we completed two medium term note transactions totaling $65 million which included a twelve-year $35 million note bearing interest at 6.7% and a twelve-year $30 million note bearing interest at 6.5%.

Total debt outstanding increased to $1.1 billion at December 31, 2001 from $792.4 million at December 31, 2000, primarily to fund acquisitions and new development. Total debt at December 31, 2001 includes $780.5 million on which interest rates are fixed, including the net effect of our $177.5 million of interest rate swaps, and $290.3 million which bears interest at variable rates. Additionally, debt totaling $272.3 million is secured by operating properties while the remaining $798.5 million is unsecured.

In conjunction with acquisitions completed during 2001, we assumed $165.0 million of non-recourse debt secured by the related properties. The weighted average interest rate on this debt is 8.22%, and the average remaining life is
7.8 years. Additionally, non-recourse debt secured by retail properties held by joint ventures in which we participate was issued during 2001, our share of which totaled $5.4 million. The weighted average interest rate on our share of this debt is 7.3%.

We have a $400 million shelf registration statement on file under which $18.0 million was available after the sale of $65 million medium term notes in early 2002. In March 2001, we filed a $500 million shelf registration statement, of which $398.9 million is currently available.

WRI will continue to closely monitor both the debt and equity markets and carefully consider its available alternatives, including both public and private placements.

Numerous retailer bankruptcies across the country have been announced. WRI has four Service Merchandise and seven Kmart stores. The communication and timing of store closings varies by retailer, however, we believe the effect of these bankruptcies and other known retailer failures will reduce our net operating income in 2002 by approximately $1.7 million. With the significant diversification of WRI's tenant base, we would not expect further retailer bankruptcies to have a significant effect on the liquidity of our company.

RESULTS  OF  OPERATIONS

Rental revenues increased 27.0%, or $65.8 million, from $243.6 million in 2000 to $309.5 million in 2001 and by 10.5%, or $23.1 million, from $220.6 million in 1999. Of these increases, property acquisitions and new development contributed $61.1 million in 2001 and $21.5 million in 2000. The remaining portion of these increases is due to activity at our existing properties. Occupancy of our shopping centers decreased to 92.8% at December 31, 2001 from 93.4% at the end of 2000. Occupancy of our industrial portfolio decreased from 91.2% at the end of 2000 to 90.1% at December 31, 2001, and occupancy of the total portfolio decreased from 93.0% to 92.2% at year-end. In 2001, we completed 966 renewals or new leases comprising 4.9 million square feet at an average rental rate increase of 10.4%. Net of the amortized portion of capital costs for tenant improvements, the increase averaged 7.8%. Occupancy of our total portfolio increased from 91.3% at the end of 1999 to 93.0% at the end of 2000. In 2000, we completed 1,008 renewals or new leases comprising 4.9 million square feet at an average rental rate increase of 10.0%. Net of the amortized portion of capital costs for tenant improvements, the increase averaged 6.4%.

Interest income totaled $1.2 million in 2001, $3.5 million in 2000 and $1.8 million in 1999. The increase in interest income from 1999 to 2000 was due to the funding of interim loans to our unconsolidated joint ventures, pending the completion of permanent financing with third parties. Interest income decreased in 2001 as a significant amount of permanent financing was finalized during 2000.

Direct costs and expenses of operating our properties (i.e., operating and ad valorem tax expenses) increased to $87.4 million in 2001 from $69.1 million in 2000 and $62.3 million in 1999. These increases are primarily due to property acquired and developed during these periods. Overall, direct operating costs and expenses as a percentage of rental revenues were 28% in 2001, 2000 and 1999. Bad debt expense increased from $.2 million in 1999 and $.9 million in 2000 to $2.6 million in 2001 due to tenant bankruptcies in 2000 and 2001, primarily Kmart, Service Merchandise, Weiners and Stage Stores. As a result of these bankruptcies, the allowance for doubtful accounts increased from $1.9 million in 2000 to $2.9 million in 2001.

Depreciation and amortization have increased to $68.3 million in 2001 from $54.6 million in 2000 and $48.7 million in 1999, also as a result of the properties acquired and developed during these periods. General and administrative expense has increased to $9.6 million in 2001 from $8.2 million in 2000 and $7.5 million in 1999. These increases are due to normal compensation increases as well as increases in staffing necessitated by the growth in the portfolio.

Gross interest costs, before capitalization of interest to development projects, increased from $47.4 million in 2000 to $64.2 million in 2001. This increase in interest cost was due mainly to an increase in the average debt outstanding from $652.9 million for 2000 to $927.6 million for 2001. The weighted-average interest rate decreased from 7.23% in 2000 to 6.89% in 2001. Interest expense, net of amounts capitalized, increased $11.3 million from 2000. The amount of interest capitalized increased to $9.7 million in 2001 from $4.2 million in 2000 due to an increase in the amount of development activity during the year. Comparing 2000 to 1999, gross interest costs increased from $35.8 million in 1999 to $47.4 million in 2000. This was due to an increase in the average debt outstanding from $499.7 million in 1999 to $652.9 million in 2000. The weighted-average interest rate increased between the two periods from 7.14% in 1999 to 7.23% in 2000. Interest expense, net of amounts capitalized, increased $10.4 million from 1999. The amount of interest capitalized increased to $4.2 million in 2000 from $3.0 million in 1999 due to an increase in the amount of development activity during the year.

The gain on sale of $8.3 million in 2001 was due primarily to the sale of nine properties. The gain on sale of $20.6 million in 1999 was due primarily to the sale of 28.5 acres of undeveloped land and an 80% interest in certain industrial properties.

FUNDS  FROM  OPERATIONS

The Board of Governors of the National Association of Real Estate Investment Trusts defines funds from operations as net income (loss) computed in accordance with generally accepted accounting principles, excluding gains or losses from sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. We calculate FFO in a manner consistent with the NAREIT definition. Most industry analysts and equity REITs, including WRI, believe FFO is an alternative measure of performance relative to other REITs. There can be no assurance that FFO presented by WRI is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements, or principal payments on indebtedness.

Funds  from  operations  is  calculated  as  follows  (in  thousands):


                                                                              2001        2000        1999
                                                                           ----------  ----------  ----------

Net income available to common shareholders . . . . . . . . . . . . . . .  $  88,839   $  58,961   $  76,537
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .     65,940      53,624      48,099
Depreciation and amortization of unconsolidated joint ventures. . . . . .      1,863       1,720       1,157
Gain on sales of property . . . . . . . . . . . . . . . . . . . . . . . .     (8,368)       (382)    (20,594)
Gain on sales of property of unconsolidated joint ventures. . . . . . . .     (1,427)                     (2)
Extraordinary charge - early retirement of debt . . . . . . . . . . . . .                                190
                                                                           ----------  ----------  ----------
              Funds from operations . . . . . . . . . . . . . . . . . . .    146,847     113,923     105,387
Funds from operations attributable to operating
  partnership units . . . . . . . . . . . . . . . . . . . . . . . . . . .        180         305         318
                                                                           ----------  ----------  ----------
              Funds from operations assuming conversion of OP units . . .  $ 147,027   $ 114,228   $ 105,705
                                                                           ==========  ==========  ==========


Weighted average shares outstanding - basic . . . . . . . . . . . . . . .     32,069      26,775      26,690
Effect of dilutive securities:
      Share options and awards. . . . . . . . . . . . . . . . . . . . . .        126          52          58
      Operating partnership units . . . . . . . . . . . . . . . . . . . .         51         104         142
                                                                           ----------  ----------  ----------
Weighted average shares outstanding - diluted . . . . . . . . . . . . . .     32,246      26,931      26,890
                                                                           ==========  ==========  ==========



EFFECTS  OF  INFLATION

The rate of inflation was relatively unchanged in 2001. WRI has structured its leases, however, in such a way as to remain largely unaffected should significant inflation occur. Most of the leases contain percentage rent provisions whereby WRI receives rentals based on the tenants' gross sales. Many leases provide for increasing minimum rentals during the terms of the leases through escalation provisions. In addition, many of WRI's leases are for terms of less than ten years, which allows WRI to adjust rental rates to changing market conditions when the leases expire. Most of WRI's leases require the tenants to pay their proportionate share of operating expenses and ad valorem taxes. As a result of these lease provisions, increases due to inflation, as well as ad valorem tax rate increases, generally do not have a significant adverse effect upon WRI's operating results.

NEW  ACCOUNTING  PRONOUNCEMENTS

On January 1, 2001, WRI adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instruments qualify as a hedge for accounting purposes and, if so, the nature of the hedging activity.

WRI hedges the future cash flows of debt transactions principally through interest rate swaps with major financial institutions. WRI has four interest rate swap contracts with an aggregate notional amount of $70 million that convert variable interest payments to fixed interest payments at rates from 6.80% to 7.87%. These swaps have been designated and qualify as cash flow hedges. We have determined these swap agreements are highly effective in offsetting future variable interest cash flows of the related debt instruments. As of January 1, 2001, the adoption of the new standard resulted in a cumulative transition adjustment of $1.9 million to accumulated other comprehensive loss, a component of shareholders' equity, and a corresponding liability of the same amount. For the year ended December 31, 2001, the decrease in fair market value of our interest rate swaps was $2.6 million and was recorded in accumulated other comprehensive loss and other liabilities.

On June 25, 2001, WRI entered into two forward-starting interest rate swap contracts with a notional amount of $188.7 million. These contracts were designated as a cash flow hedge of forecasted interest payments for $200 million of unsecured notes with a coupon of 7% that were sold on July 12, 2001. Concurrent with the sale of the 7% notes, we settled our $188.7 million forward-starting interest rate swap contracts, resulting in a gain of $1.6 million recorded in accumulated other comprehensive income. This $1.6 million gain is being amortized to earnings over the life of the 7% notes.

On July 26, 2001, the Company entered into eleven interest rate swap contracts with an aggregate notional amount of $107.5 million that convert fixed interest payments at rates from 6.35% to 7.35% to variable interest payments. These interest rate swaps have been designated as fair value hedges. We have determined that these contracts will be highly effective in limiting our risk of changes in the fair value of the fixed-rate notes attributable to changes in variable interest rates. For the year ended December 31, 2001, the increase in fair market value of the eleven interest rate swaps was $1.0 million and was recorded in other assets and fixed-rate debt.

Within the next twelve months, the Company expects to reclassify to earnings as interest expense approximately $2.6 million of the current balance held in accumulated other comprehensive loss. With respect to fair value hedges, both changes in fair market value of the derivative hedging instrument and changes in the fair value of the hedged item will be recorded in earnings each reporting period. These amounts should completely offset with no impact to earnings, except for the portion of the hedge that proves to be ineffective, if any.

In July 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on EITF Issue No. 00-1,"Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures." This consensus requires that the proportionate share method of presenting balance sheet and income statement information for partnerships and other ventures in which entities have joint interest and control be discontinued, except in limited circumstances. WRI was required to conform to the guidance provided in this Issue effective December 31, 2000. Accordingly, the consolidated financial statements for all periods prior to December 31, 2000 presented in this Form 10-K have been restated to conform to the revised presentation.

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

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

WRI uses fixed and floating-rate debt to finance its capital requirements. These transactions expose WRI to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose WRI to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At December 31, 2001, WRI had fixed-rate debt of $780.5 million and variable-rate debt of $290.3 million, after adjusting for the effect of interest rate swaps. We also had variable-rate notes receivable from joint venture partners totaling $32.4 million at year-end. In the event interest rates were to increase 100 basis points, net income, funds from operations and future cash flows would decrease $2.9 million based upon the variable-rate debt and notes receivable outstanding at December 31, 2001.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


INDEPENDENT  AUDITORS'  REPORT

To  the  Board  of  Trust  Managers  and  Shareholders  of
     Weingarten  Realty  Investors:


     We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors (the "Company") as of December 31, 2001 and 2000, and the related statements of consolidated income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weingarten Realty Investors at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE  &  TOUCHE  LLP

Houston,  Texas
March  1,  2002


               STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           Years  Ended  December  31,
                                                        ----------------------------------
                                                           2001        2000        1999
                                                        ----------  ----------  ----------
Revenues:
  Rentals. . . . . . . . . . . . . . . . . . . . . . .  $ 309,457   $ 243,633   $ 220,552
  Interest income .. . . . . . . . . . . . . . . . . .      1,167       3,538       1,776
  Other. . . . . . . . . . . . . . . . . . . . . . . .      4,268       3,063       1,767
                                                        ----------  ----------  ----------

              Total. . . . . . . . . . . . . . . . . .    314,892     250,234     224,095
                                                        ----------  ----------  ----------

Expenses:
  Depreciation and amortization. . . . . . . . . . . .     68,316      54,597      48,668
  Interest . . . . . . . . . . . . . . . . . . . . . .     54,473      43,190      32,792
  Operating. . . . . . . . . . . . . . . . . . . . . .     48,459      37,689      34,480
  Ad valorem taxes . . . . . . . . . . . . . . . . . .     38,943      31,439      27,781
  General and administrative . . . . . . . . . . . . .      9,570       8,213       7,513
                                                        ----------  ----------  ----------

              Total. . . . . . . . . . . . . . . . . .    219,761     175,128     151,234
                                                        ----------  ----------  ----------

Income Before Equity in Earnings of Joint Ventures,
  Minority Interest in Income of Partnerships, Gain
    on Sales of Property and Extraordinary Charge. . .     95,131      75,106      72,861
Equity in Earnings of Joint Ventures . . . . . . . . .      5,547       4,143       3,654
Minority Interest in Income of Partnerships. . . . . .       (475)       (630)       (789)
Gain on Sales of Property. . . . . . . . . . . . . . .      8,339         382      20,594
                                                        ----------  ----------  ----------
Income Before Extraordinary Charge . . . . . . . . . .    108,542      79,001      96,320
Extraordinary Charge (early retirement of debt). . . .                               (190)
                                                        ----------  ----------  ----------
Net Income . . . . . . . . . . . . . . . . . . . . . .  $  108,542  $  79,001   $  96,130
                                                        ==========  ==========  ==========
Net Income Available to Common Shareholders. . . . . .  $  88,839   $  58,961   $  76,537
                                                        ==========  ==========  ==========

Net Income Per Common Share - Basic:
      Income Before Extraordinary Charge . . . . . . .  $    2.77   $    2.20   $    2.88
      Extraordinary Charge . . . . . . . . . . . . . .                               (.01)
                                                        ----------  ----------  ----------
      Net Income . . . . . . . . . . . . . . . . . . .  $    2.77   $    2.20   $    2.87
                                                        ==========  ==========  ==========

Net Income Per Common Share - Diluted:
      Income Before Extraordinary Charge . . . . . . .  $    2.76   $    2.19   $    2.86
      Extraordinary Charge . . . . . . . . . . . . . .                               (.01)
                                                        ----------  ----------  ----------
      Net Income . . . . . . . . . . . . . . . . . . .  $    2.76   $    2.19   $    2.85
                                                        ==========  ==========  ==========

Net Income . . . . . . . . . . . . . . . . . . . . . .  $ 108,542   $  79,001   $  96,130
Other Comprehensive Loss:
  Cumulative effect of change in accounting principle
    (SFAS 133) on other comprehensive loss . . . . . .     (1,877)
  Unrealized derivative loss on interest rate swaps. .     (2,579)
  Unrealized derivative gain on forward-starting
    interest rate swaps. . . . . . . . . . . . . . . .      1,520
                                                        ----------  ----------  ----------
Other Comprehensive Loss . . . . . . . . . . . . . . .     (2,936)
                                                        ----------  ----------  ----------

Comprehensive Income . . . . . . . . . . . . . . . . .  $ 105,606   $  79,001   $  96,130
                                                        ==========  ==========  ==========


                 See Notes to Consolidated Financial Statements.


                                    CONSOLIDATED BALANCE SHEETS
                          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  December  31,
                                                                           ------------- ------------
                                                                               2001          2000
                                                                           ------------  ------------
                                 ASSETS
Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,352,393   $ 1,728,414
Accumulated Depreciation. . . . . . . . . . . . . . . . . . . . . . . . .     (402,958)     (362,267)
                                                                           ------------  ------------
      Property - net. . . . . . . . . . . . . . . . . . . . . . . . . . .    1,949,435     1,366,147
Investment in Real Estate Joint Ventures. . . . . . . . . . . . . . . . .       25,742        26,848
                                                                           ------------  ------------

          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,975,177     1,392,995
                                                                           ------------  ------------

Notes Receivable from Real Estate Joint Ventures and Partnerships . . . .        6,068        15,772
Unamortized Debt and Lease Costs. . . . . . . . . . . . . . . . . . . . .       42,755        36,970
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $2,926 in 2001 and $1,884 in 2000). . . . . . . . . . . . .       32,382        24,145
Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . . .       12,434         7,321
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26,931        21,274
                                                                           ------------  ------------

                           Total. . . . . . . . . . . . . . . . . . . . .  $ 2,095,747   $ 1,498,477
                                                                           ============  ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,070,835   $   792,353
Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . . . .       80,412        63,742
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       19,542         8,146
                                                                           ------------  ------------

          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,170,789       864,241
                                                                           ------------  ------------

Minority Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,886         4,369
                                                                           ------------  ------------

Commitments and Contingencies

Shareholders' Equity:
    Preferred Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 10,000
        7.44% Series A cumulative redeemable preferred shares of
          beneficial interest;  3,000 shares issued and outstanding;
          liquidation preference $25 per share. . . . . . . . . . . . . .           90            90
        7.125% Series B cumulative redeemable preferred shares of
          beneficial interest;  3,600 shares issued and 3,526 and
          3,552 shares outstanding in 2001 and 2000; liquidation
          preference $25 per share. . . . . . . . . . . . . . . . . . . .          106          107
        7.0% Series C cumulative redeemable preferred shares of
          beneficial interest;  2,300 shares issued and 2,256 and
          2,266 shares outstanding in 2001 and 2000; liquidation
          preference $50 per share. . . . . . . . . . . . . . . . . . . .           67            68
    Common Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 150,000; shares issued and outstanding:
      34,347 in 2001 and 26,921 in 2000 . . . . . . . . . . . . . . . . .        1,029           807
    Capital Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,066,757       758,363
    Accumulated Dividends in Excess of Net Income . . . . . . . . . . . .     (144,041)     (129,568)
    Accumulated Other Comprehensive Loss. . . . . . . . . . . . . . . . .       (2,936)
                                                                           ------------  ------------
        Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . . .      921,072       629,867
                                                                           ------------  ------------

                           Total. . . . . . . . . . . . . . . . . . . . .  $ 2,095,747   $ 1,498,477
                                                                           ============  ============


                 See Notes to Consolidated Financial Statements.



                              STATEMENTS OF CONSOLIDATED CASH FLOWS
                                      (AMOUNTS IN THOUSANDS)

                                                                   Years  Ended  December  31,
                                                               ----------------------------------
                                                                  2001        2000        1999
                                                               ----------  ----------  ----------
Cash Flows from Operating Activities:
    Net income. . . . . . . . . . . . . . . . . . . . . . . .  $ 108,542   $  79,001   $  96,130
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization . . . . . . . . . . . .     68,316      54,597      48,668
        Equity in earnings of joint ventures. . . . . . . . .     (5,547)     (4,143)     (3,654)
        Minority interest in income of partnerships . . . . .        475         630         789
        Gain on sales of property . . . . . . . . . . . . . .     (8,339)       (382)    (20,594)
        Extraordinary charge (early retirement of debt) . . .                                190
        Changes in accrued rent and accounts receivable . . .    (12,680)     (5,071)     (4,265)
        Changes in other assets . . . . . . . . . . . . . . .    (22,869)    (15,667)    (13,076)
        Changes in accounts payable and accrued expenses. . .     17,307       5,505       6,823
        Other, net. . . . . . . . . . . . . . . . . . . . . .      1,454       4,573       2,340
                                                               ----------  ----------  ----------
                Net cash provided by operating activities . .    146,659     119,043     113,351
                                                               ----------  ----------  ----------

Cash Flows from Investing Activities:
    Investment in properties. . . . . . . . . . . . . . . . .   (471,174)   (228,068)   (185,667)
    Notes receivable:
        Advances. . . . . . . . . . . . . . . . . . . . . . .     (2,895)    (37,818)    (20,602)
        Collections . . . . . . . . . . . . . . . . . . . . .      7,943      74,420       9,964
    Proceeds from sales and disposition of property . . . . .     23,146       3,368      15,010
    Proceeds from sales of marketable debt securities . . . .                             15,000
    Real estate joint ventures and partnerships:
        Investments . . . . . . . . . . . . . . . . . . . . .     (1,011)    (12,475)     (3,368)
        Distributions . . . . . . . . . . . . . . . . . . . .      4,774       3,241       4,057
    Other, net. . . . . . . . . . . . . . . . . . . . . . . .                   (514)         (4)
                                                               ----------  ----------  ----------
        Net cash used in investing activities . . . . . . . .   (439,217)   (197,846)   (165,610)
                                                               ----------  ----------  ----------

Cash Flows from Financing Activities:
    Proceeds from issuance of:
        Debt. . . . . . . . . . . . . . . . . . . . . . . . .    442,650     211,804     125,898
        Common shares of beneficial interest. . . . . . . . .    307,722       1,398         546
        Preferred shares of beneficial interest . . . . . . .                            111,263
    Principal payments of debt. . . . . . . . . . . . . . . .   (329,824)    (28,161)    (85,532)
    Common and preferred dividends paid . . . . . . . . . . .   (123,015)   (100,376)    (95,397)
    Other, net. . . . . . . . . . . . . . . . . . . . . . . .        138      (3,144)       (628)
                                                               ----------  ----------  ----------
        Net cash provided by financing activities . . . . . .    297,671      81,521      56,150
                                                               ----------  ----------  ----------

Net increase in cash and cash equivalents . . . . . . . . . .      5,113       2,718       3,891
Cash and cash equivalents at January 1. . . . . . . . . . . .      7,321       4,603         712

                                                               ----------  ----------  ----------
Cash and cash equivalents at December 31. . . . . . . . . . .  $  12,434   $   7,321   $   4,603
                                                               ==========  ==========  ==========


                 See Notes to Consolidated Financial Statements.


                                          STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                                      (AMOUNTS IN THOUSANDS)

                                           Years Ended December 31, 2001, 2000 and 1999



                                            Preferred      Common                   Accumulated                      Accumulated
                                            Shares of     Shares of                 Dividends in      Deferred          Other
                                            Beneficial   Beneficial     Capital      Excess of      Compensation    Comprehensive
                                             Interest     Interest      Surplus      Net Income      Obligation         Loss
                                           ------------  -----------  -----------  --------------  --------------  ---------------
Balance, January 1, 1999. . . . . . . . .  $       198   $       800  $  641,180   $    (108,926)  $         (73)
  Net income. . . . . . . . . . . . . . .                                                 96,130
  Issuance of Series C preferred shares .           69                   111,119
  Shares issued under benefit plans . . .                          1         883
  Dividends declared - common shares. . .                                                (75,804)
  Dividends declared - preferred shares .                                                (19,593)
  Redemption of Series C preferred shares                                   (152)
  Deferred compensation obligation. . . .                                                                     70
                                           ------------  -----------  -----------  --------------  --------------  ---------------
Balance, December 31, 1999. . . . . . . .          267           801     753,030        (108,193)             (3)
  Net income. . . . . . . . . . . . . . .                                                 79,001
  Shares issued under benefit plans . . .                          2       1,783
  Shares issued in exchange for interest
     in limited partnerships. . . . . . .                          2       3,554
  Dividends declared - common shares. . .                                                (80,336)
  Dividends declared - preferred shares .                                                (20,040)
  Redemption of Series B preferred shares           (1)            1          (2)
  Redemption of Series C preferred shares           (1)            1          (2)
  Deferred compensation obligation. . . .                                                                      3
                                           ------------  -----------  -----------  --------------  --------------  ---------------
Balance, December 31, 2000. . . . . . . .          265           807     758,363        (129,568)
  Net income. . . . . . . . . . . . . . .                                                108,542
  Issuance of common stock. . . . . . . .                        216     301,824
  Shares issued under benefit plans . . .                          4       6,571
  Dividends declared - common shares. . .                                               (103,312)
  Dividends declared - preferred shares .                                                (19,703)
  Redemption of Series B preferred shares           (1)            1
  Redemption of Series C preferred shares           (1)            1          (1)
  Other Comprehensive Loss. . . . . . . .                                                                          $       (2,936)
                                           ------------  -----------  -----------  --------------  --------------  ---------------
Balance, December 31, 2001. . . . . . . .  $       263   $     1,029  $1,066,757   $    (144,041)  $           -   $       (2,936)
                                           ============  ===========  ===========  ==============  ==============  ===============


                 See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Business
Weingarten Realty Investors, a Texas real estate investment trust, is engaged in the acquisition, development and management of real estate, primarily anchored neighborhood and community shopping centers and, to a lesser extent, industrial properties. Over 60% of the square footage of WRI's portfolio is in Texas, with the remainder located primarily in the southern half of the United States. WRI's major tenants include supermarkets, discount retailers, drugstores and other merchants who generally sell basic, necessity-type commodities. WRI currently operates and intends to operate in the future as a real estate investment trust.

Basis  of  Presentation
The consolidated financial statements include the accounts of WRI and its subsidiaries, as well as 100% of the accounts of joint ventures and partnerships over which WRI exercises financial and operating control and the related amounts of minority interests. All significant intercompany balances and transactions have been eliminated. Investments in joint ventures and partnerships where WRI has the ability to exercise significant influence but does not exercise financial and operating control are accounted for using the equity method. In July 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on EITF Issue No. 00-1, "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures." This consensus requires that the proportionate share method of presenting balance sheet and income statement information for partnerships and other ventures in which entities have joint interest and control be discontinued, except in limited circumstances. WRI was required to conform with the guidance provided in this Issue effective December 31, 2000.

Revenue  Recognition
Rental revenue is generally recognized on a straight-line basis over the life of the lease. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded.

Revenue based on a percentage of tenants' sales was estimated and accrued ratably over the year in 1999. Beginning January 1, 2000, such revenue was recognized only after the tenant exceeded their sales breakpoint, in accordance with the SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in
Financial Statements." Implementation of this bulletin reduced revenue by an estimated $.6 million in 2000 and had no effect on 2001.

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

Per  Share  Data
Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated, as follows (in thousands):



                                                                2001       2000       1999
                                                             ---------  ---------  ---------
Numerator:
Net income available to common shareholders - basic. . . . . $ 88,839   $ 58,961   $ 76,537
Income attributable to operating partnership units . . . . .       83        131        141
                                                             ---------  ---------  ---------
Net income available to common shareholders - diluted. . . . $ 88,922   $ 59,092   $ 76,678
                                                             =========  =========  =========

Denominator:
Weighted average shares outstanding - basic. . . . . . . . .   32,069     26,775     26,690
Effect of dilutive securities:
    Share options and awards . . . . . . . . . . . . . . . .      126         52         58
    Operating partnership units. . . . . . . . . . . . . . .       51        104        142
                                                             ---------  ---------  ---------
Weighted average shares outstanding - diluted. . . . . . . .   32,246     26,931     26,890
                                                             =========  =========  =========


Options to purchase, in millions: .3, .9 and .6 common shares in 2001, 2000 and 1999, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price for the year.

Statements  of  Cash  Flows
WRI considers all highly liquid investments with original maturities of three months or less as cash equivalents. WRI issued .1 million common shares of beneficial interest in 2000 valued at $3.6 million in exchange for interests in limited partnerships which had been formed to acquire operating properties. We assumed debt and/or capital lease obligations totaling $165.0 million, $30.7 million and $39.1 million in connection with purchases of property during 2001, 2000 and 1999, respectively. In connection with the sale of improved properties in 1999, we received notes receivable totaling $41.4 million.

Reclassifications
Certain reclassifications of prior years' amounts have been made to conform with the current year presentation.

NOTE  2.  NEWLY  ADOPTED  ACCOUNTING  PRONOUNCEMENTS

On January 1, 2001, WRI adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instruments qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

WRI hedges the future cash flows of debt transactions principally through interest rate swaps with major financial institutions. WRI has four interest rate swap contracts with an aggregate notional amount of $70 million, which are designated as cash flow hedges, and eleven interest rate swap contracts with an aggregate notional amount of $107.5 million, which are designated as fair value hedges. As of January 1, 2001, the adoption of the new standard resulted in a cumulative transition adjustment of $1.9 million to accumulated other comprehensive loss, a component of shareholders' equity, and a corresponding liability of the same amount for our interest rate swaps designated as cash flow hedges. For the year ended December 31, 2001, the decrease in fair market value of these interest rate swaps was $2.6 million and was recorded in accumulated other comprehensive loss and other liabilities. For the year ended December 31, 2001, the increase in fair market value of the interest rate swaps designated as fair value hedges was $1.0 million and was recorded in other assets and fixed-rate debt.

Within the next twelve months, the Company expects to reclassify to earnings as interest expense approximately $2.6 million of the current balance held in accumulated other comprehensive loss. With respect to fair value hedges, both changes in fair market value of the derivative hedging instrument and changes in the fair value of the hedged item will be recorded in earnings each reporting period. These amounts should completely offset with no impact to earnings, except for the portion of the hedge that proves to be ineffective, if any.

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

NOTE  3.  DEBT

WRI's  debt  consists  of  the  following  (in  thousands):


                                                                             DECEMBER 31,
                                                                     --------------------------
                                                                         2001          2000
                                                                     ------------  ------------
Fixed-rate debt payable to 2015 at 6.0% to 8.75% . . . . . . . . . . $   796,900   $   472,271
Variable-rate unsecured notes payable. . . . . . . . . . . . . . . .     100,000        50,000
Unsecured notes payable under revolving credit agreements. . . . . .     134,500       230,100
Obligations under capital leases . . . . . . . . . . . . . . . . . .      33,554        33,467
Industrial revenue bonds payable to 2015 at 1.8% to 3.6% . . . . . .       5,868         6,010
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13           505
                                                                     ------------  ------------

          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,070,835   $   792,353
                                                                     ============  ============


In November 2000, WRI entered into an unsecured $350 million revolving credit agreement with a syndicate of banks. The agreement expires in November 2003, but we can request a one-year extension of the agreement, solely at our option. We also have an agreement for an unsecured and uncommitted overnight credit facility totaling $20 million with a bank to be used for cash management purposes. WRI also has letters of credit totaling $39.6 million outstanding under the $350 million revolving credit facility at December 31, 2001. The revolving credit agreements are subject to normal banking terms and conditions and do not adversely restrict our operations or liquidity.

On July 5, 2001, we entered into a $50 million unsecured term loan with two banks that also participate in our $350 million revolving credit facility. The terms of the $50 million loan, including pricing, are substantially identical to those of our $350 million revolving credit facility, and it also matures on the same date.

At December 31, 2001, the variable interest rate for notes payable under the $20 million revolving credit agreement was 2.04%. During 2001, the maximum balance and weighted average balance outstanding under both revolving credit facilities were $302.9 million and $149.5 million, respectively, at an average interest rate of 5.16%. WRI made cash payments for interest on debt, net of amounts capitalized, of $42.9 million in 2001, $40.8 million in 2000 and $31.9 million in 1999.

Various leases and properties and current and future rentals from those leases and properties collateralize certain debt. At December 31, 2001 and 2000, the carrying value of such property aggregated $491.3 million and $221.6 million, respectively.

On June 25, 2001, WRI entered into two forward-starting interest rate swap contracts with a notional amount of $188.7 million. These contracts were designated as a cash flow hedge of forecasted interest payments for $200 million of unsecured notes with a coupon of 7% that were sold on July 12, 2001. Concurrent with the sale of the 7% notes, we settled our $188.7 million forward-starting interest rate swap contracts, resulting in a gain of $1.6 million recorded in accumulated other comprehensive income. This $1.6 million gain is being amortized to earnings over the life of the 7% notes.

On July 26, 2001, the Company entered into eleven interest rate swaps with an aggregate notional amount of $107.5 million that convert fixed interest payments at rates from 6.35% to 7.35% to variable interest payments. These interest rate swaps have been designated as fair value hedges. We have determined that these contracts will be highly effective in limiting our risk of changes in the fair value of the fixed-rate notes attributable to changes in variable interest rates.

WRI has two interest rate swap contracts with an aggregate notional amount of $20 million that serve as a hedge against changes in interest rates on a like amount of our $350 million variable-rate revolving credit facility. Such contracts, which expire in 2004, have been outstanding since their purchase in 1992 and fix the interest rate at 7.7%. We also entered into two additional interest rate swaps for a notional amount of $25 million each which serve as hedges against changes in interest rates on two separate $25 million variable-rate medium term notes which mature in 2002 and 2003. These swaps fix the interest rates on the medium term notes at 7.0% and 6.8% for the two-year and three-year notes, respectively.

The interest rate swaps increased interest expense and decreased net income by $.8 million in 2001, $.5 million in 2000 and $1.0 million in 1999. The interest rate swaps increased the average rate for our debt by .1% for 2001 and 2000 and ..2% for 1999. WRI could be exposed to credit losses in the event of non-performance by the counter-party; however, the likelihood of such non-performance is remote.

In January 2000, WRI issued $10.5 million of ten-year 8.25% fixed-rate, unsecured medium term notes. In connection with this debt issuance, we entered into a ten-year interest rate swap agreement with a notional amount of $10.5 million to swap 8.25% fixed-rate interest for floating-rate interest. On
January 4, 2001, we terminated this swap with the counter-party, resulting in the receipt of $.9 million. As the swap was accounted for as a hedge of the medium term note, the gain is being amortized over the remaining life of the note, which lowers the effective interest rate on the note to 7.4%.

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

In conjunction with acquisitions completed during 2001, we assumed $165.0 million of non-recourse debt secured by the related properties. The weighted average interest rate on this debt is 8.22%, and the average remaining life is
7.8 years. Additionally, ten-year non-recourse debt secured by retail properties held by joint ventures in which we participate was issued during 2001, our share of which totaled $5.4 million. The weighted average interest rate on this debt is 7.3%.

In the third quarter of 1999, WRI filed a $400 million shelf registration statement with the SEC, which allows for the issuance of debt or equity securities or warrants. The unused portion of the shelf registration was $83.0 million at December 31, 2001 and $18.0 million following the issuance of $65 million medium term notes in early 2002.

In March 2001, we filed a $500 million shelf registration statement, of which $398.9 million is currently available.

WRI's  debt  can  be  summarized  as  follows  (in  thousands):


                                                            DECEMBER 31,
                                                     --------------------------
                                                         2001          2000
                                                     ------------  ------------
As to interest rate (including the effects of
  interest rate swaps):
    Fixed-rate debt . . . . . . . . . . . . . . . . .$   780,500   $   572,783
    Variable-rate debt. . . . . . . . . . . . . . . .    290,335       219,570
                                                     ------------  ------------

                Total . . . . . . . . . . . . . . . .$ 1,070,835   $   792,353
                                                     ============  ============



As to collateralization:
    Unsecured debt. . . . . . . . . . . . . . . . . .$   798,524   $   669,106
    Secured debt. . . . . . . . . . . . . . . . . . .    272,311       123,247
                                                     ------------  ------------

                Total . . . . . . . . . . . . . . . .$ 1,070,835   $   792,353
                                                     ============  ============


Subsequent to year end, we completed two medium term note transactions totaling $65 million which included a twelve-year $35 million note bearing interest at 6.7% and a twelve-year $30 million note bearing interest at 6.5%.

Scheduled principal payments on our debt (excluding $134.5 million due under our revolving credit agreements, $50.0 million term loan, $21 million of capital leases and $1.0 million market value of rate swaps) are due during the following years (in thousands):


           2002 . . . . . . $ 58,781
           2003 . . . . . .   53,925
           2004 . . . . . .   55,755
           2005 . . . . . .   66,057
           2006 . . . . . .   53,603
           2007 . . . . . .   59,984
           2008 . . . . . .  162,231
           2009 . . .  . . .  56,068
           2010 . . . . . .   39,771
           2011 . . . . . .  231,683
           Thereafter . . .   26,365


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

NOTE  4.  PREFERRED  SHARES

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

NOTE  5.  COMMON  SHARES

On January 29, 2001, we issued 4.5 million common shares of beneficial interest. In February 2001, the underwriters exercised their over-allotment option and purchased an additional 200,000 shares. Net proceeds to WRI totaled $188.1 million based on a price of $42.19 per share. In May 2001, we issued 690,000 common shares of beneficial interest. Net proceeds of $27.9 million were based on a price of $42.85 per share. In November 2001, we issued 1.8 million common shares of beneficial interest. Net proceeds of $86.0 million were based on a price of $50.20 per share. Proceeds from these offerings were used to pay down amounts outstanding under our $350 million revolving credit facility.

In February 2002, we issued 198,098 common shares of beneficial interest. Net proceeds to WRI totaled $9.5 million based on a price of $50.48 per share and will be used to pay down amounts outstanding under our $350 million revolving credit facility.

In February 2002, a three-for-two stock split was declared for shareholders of record on April 1, 2002, payable April 15, 2002.

NOTE  6.  PROPERTY

WRI's  property  consists  of  the  following  (in  thousands):


                                         DECEMBER 31,
                                  --------------------------
                                      2001          2000
                                  ------------  ------------
Land . . . . . . . . . . . . . .  $   439,332   $   329,082
Land held for development. . . .       24,131        23,924
Land under development . . . . .       56,414        38,181
Buildings and improvements . . .    1,750,059     1,303,595
Construction in-progress . . . .       82,457        33,632
                                  ------------  ------------

          Total. . . . . . . . .  $ 2,352,393   $ 1,728,414
                                  ============  ============


The  following  carrying  charges  were  capitalized  (in  thousands):

                                            DECEMBER 31,
                                  -------------------------------
                                    2001       2000       1999
                                  ---------  ---------  ---------
Interest . . . . . . . . . . . .  $  9,698   $  4,204   $  3,037
Ad valorem taxes . . . . . . . .       383        333        326
                                  ---------  ---------  ---------

          Total. . . . . . . . .  $ 10,081   $  4,537   $  3,363
                                  =========  =========  =========


During 2001, WRI acquired 30 shopping centers and four industrial properties. These transactions added 6.1 million square feet to our portfolio and represent an investment of $518.6 million. In 2001, WRI acquired land at seven separate locations for the development of retail shopping centers. During 2001, we invested $76.9 million in new developments.

NOTE  7.  INVESTMENTS  IN  REAL  ESTATE  JOINT  VENTURES

WRI owns interests in 15 joint ventures or limited partnerships where we do not exercise financial and operating control. These partnerships are accounted for under the equity method since WRI exercises significant influence. Our interests in these joint ventures and limited partnerships range from 20% to 75% and, with the exception of one partnership which owns seven industrial properties, each venture owns a single real estate asset. Combined condensed financial information of these ventures is summarized as follows (in thousands):



                                             DECEMBER  31,
                                        ----------------------
                                           2001        2000
                                        ----------  ----------
        Combined Balance Sheets

Property . . . . . . . . . . . . . . .  $ 171,344   $ 176,247
Accumulated depreciation . . . . . . .    (24,941)    (21,755)
                                        ----------  ----------
     Property - net. . . . . . . . . .    146,403     154,492

Other assets . . . . . . . . . . . . .     11,373      10,800
                                        ----------  ----------

               Total . . . . . . . . .  $ 157,776   $ 165,292
                                        ==========  ==========



Debt . . . . . . . . . . . . . . . . .  $  76,635   $  77,274
Amounts payable to WRI . . . . . . . .      9,270      16,622
Other liabilities. . . . . . . . . . .      4,705       5,359
Accumulated equity . . . . . . . . . .     67,166      66,037
                                        ----------  ----------

               Total . . . . . . . . .  $ 157,776   $ 165,292
                                        ==========  ==========





                                        YEARS ENDED DECEMBER 31,
                                      ----------------------------
                                        2001      2000      1999
                                      --------  --------  --------
     Combined Statements of Income

Revenues. . . . . . . . . . . . . . . $ 25,548  $ 21,301  $ 10,960
                                      --------  --------  --------

Expenses:
  Interest. . . . . . . . . . . . . .    7,082     6,427     1,538
  Depreciation and amortization . . .    4,519     3,924     1,991
  Operating . . . . . . . . . . . . .    3,578     3,208     1,943
  Ad valorem taxes. . . . . . . . . .    3,294     2,731     1,280
  General and administrative. . . . .       46        18        16
                                      --------  --------  --------

       Total. . . . . . . . . . . . .   18,519    16,308     6,768
                                      --------  --------  --------

Gain on sales of property . . . . . .    2,854                   5
                                      --------  --------  --------
Net income. . . . . . . . . . . . . . $  9,883  $  4,993  $  4,197
                                      ========  ========  ========


Our investment in real estate joint ventures, as reported on the balance sheets, differs from our proportionate share of the joint ventures' underlying net assets due to basis differentials which arose upon the transfer of assets from WRI to the joint ventures. This basis differential which totaled $5.0 million and $5.1 million at December 31, 2001 and 2000, respectively, is depreciated over the useful lives of the related assets.

Fees earned by WRI for the management of these joint ventures totaled, in millions, $.5 in 2001, $.4 in 2000 and $.1 in 1999.

In December 1999, WRI sold seven industrial properties totaling 2.0 million square feet to a limited partnership in which we retained 20% ownership. WRI serves as general partner. WRI loaned $41.4 million to the partnership until August of 2000, at which time the loan was replaced with a ten-year non-recourse third party mortgage with an interest rate of 8.1%.

Two shopping centers were acquired in June and one in August of 2000 in joint ventures with an institutional investor. WRI loaned these three partnerships an aggregate of $32.0 million which was replaced with ten-year non-recourse third party mortgages with a weighted average interest rate of 7.8%.

In August of 2001, WRI sold its interests in two joint ventures which owned mini-storage warehouses resulting in a gain of $2.9 million.

NOTE  8.  RELATED  PARTY  TRANSACTIONS

WRI has mortgage bonds and notes receivable from WRI Holdings, Inc. of $4.0 million and $3.8 million, net of deferred gain of $3.0 million at December 31, 2001 and 2000, respectively. WRI and WRI Holdings share certain directors and are under common management. Unimproved land and an investment in a joint venture which owns a motor hotel collateralize these receivables. The bonds and notes bear interest at rates of 16% and prime plus 1%, respectively. However, due to WRI Holdings' poor financial condition, WRI has limited the recognition of interest income for financial statement purposes to the amount of cash payments received. WRI did not receive any interest payments in 2001 or 2000 and does not anticipate receiving such payments in the near term. No interest income has been recognized for financial reporting purposes in the last three years.

In December 1999, undeveloped land from WRI Holdings of 102.6 acres was sold and the net proceeds of $8.1 million were used to pay down amounts outstanding under mortgage bonds and notes payable to WRI.

WRI's unrecorded receivable for interest on the mortgage bonds and notes receivable was $26.2 million and $23.6 million at December 31, 2001 and 2000, respectively. Interest income not recognized by WRI for financial reporting purposes aggregated, in millions, $2.5, $2.7 and $4.2 for 2001, 2000 and 1999, respectively. WRI does not anticipate recovery of the unrecorded receivable in the future.

WRI owns interests in several joint ventures and partnerships. Notes receivable from these entities bear interest at 4.25% to 10% at December 31, 2001, are due at various dates through 2028 and are generally secured by real estate assets. WRI recognized interest income on these notes as follows, in millions: $.6 in 2001; $3.1 in 2000 and $1.0 in 1999.

JPMorgan Chase Bank is a significant participant in and the agent for the banks that provide WRI's $350 million revolving credit agreement and is a counter-party in 13 interest rate swap agreements with WRI. An executive officer of J.P. Morgan Chase & Co. serves on the WRI Board of Trustees.

NOTE  9.  FEDERAL  INCOME  TAX  CONSIDERATIONS

Federal income taxes are not provided because WRI believes it qualifies as a REIT under the provisions of the Internal Revenue Code. Shareholders of WRI include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 90% (95% in 2000 and 1999) of our ordinary taxable income to our shareholders and meet certain income source and investment restriction requirements.

Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of interest, ad valorem taxes, depreciation, rental revenue and pension expense. As a result of these differences, the tax basis of our net assets exceeds the book value by $1.4 million at December 31, 2001.

For federal income tax purposes, the cash dividends distributed to common shareholders are characterized as follows:


                                                    2001      2000      1999
                                                  --------  --------  --------
Ordinary income . . . . . . . . . . . . . . . . .   92.2%     87.1%     84.2%
Return of capital (generally non-taxable) . . . .    6.2      12.7       4.0
Capital gain distributions. . . . . . . . . . . .    1.6        .2      11.8
                                                  --------  --------  --------

            Total . . . . . . . . . . . . . . . .  100.0%    100.0%    100.0%
                                                  ========  ========  ========


NOTE  10.  LEASING  OPERATIONS

WRI's lease terms range from less than one year for smaller tenant spaces to over twenty-five years for larger tenant spaces. In addition to minimum lease payments, most of the leases provide for contingent rentals (payments for taxes, maintenance and insurance by lessees and for an amount based on a percentage of the tenants' sales). Future minimum rental income from non-cancelable tenant leases at December 31, 2001, in millions, is: $248.9 in 2002; $220.9 in 2003;
$190.0  in  2004;  $158.1  in  2005;  $125.1 in 2006 and $644.8 thereafter.  The future minimum rental amounts do not include estimates for contingent rentals. Such contingent rentals, in millions, aggregated $64.0 in 2001, $50.3 in 2000 and $44.5 in 1999.

NOTE  11.  COMMITMENTS  AND  CONTINGENCIES

WRI leases land from the owners and then subleases these properties to other parties. Future minimum rental payments under these operating leases, in millions, are: $1.5 in 2002; $1.4 in 2003; $1.2 in 2004; $1.0 in 2005, $1.0 in
2006; and $19.1 thereafter. Future minimum rental payments on these leases have not been reduced by future minimum sublease rentals aggregating $21.4 million through 2036 that are due under various non-cancelable subleases. Rental expense (including insignificant amounts for contingent rentals) for operating leases aggregated, in millions: $2.8 in 2001, $2.5 in 2000 and $3.8 in 1999. Sublease rental revenue (excluding amounts for improvements constructed by WRI on the leased land) from these leased properties was as follows, in millions:
$3.0  in  2001,  $3.1  in  2000  and  $2.9  in  1999.

Property under capital leases, consisting of four shopping centers, aggregated $29.1 million at December 31, 2001 and 2000, respectively, and is included in buildings and improvements. Amortization of property under capital leases is included in depreciation and amortization expense. Future minimum lease payments under these capital leases total $65.4 million, with annual payments due, in millions, of $1.8 in 2002; $1.9 in each of 2003, 2004 and 2005; $2.0 in
2006 and $55.9 thereafter. The amount of these total payments representing interest is $31.8 million. Accordingly, the present value of the net minimum lease payments is $33.6 million at December 31, 2001.

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

NOTE  12.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The fair value of WRI's financial instruments was determined using available market information and appropriate valuation methodologies as of December 31, 2001. Unless otherwise described below, all other financial instruments are carried at amounts which approximate their fair values.

Based on rates currently available to WRI for debt with similar terms and average maturities, fixed-rate debt with carrying values of $780.5 million and $572.8 million have fair values of approximately $816.9 million and $575.9 million at December 31, 2001 and 2000, respectively. The fair value of WRI's variable-rate debt approximates its carrying values of $290.3 million and $219.6 million at year-end 2001 and 2000, respectively.

NOTE  13.  SHARE  OPTIONS  AND  AWARDS

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

In 2001, WRI granted .3 million share options under a compensatory incentive share plan. This plan, which expires in 2002, provides for the issuance of up to 1,750,000 shares, either in the form of restricted shares or share options. Prior to 2000, the restricted shares generally vested over a ten-year period, with potential acceleration of vesting due to appreciation in the market value of our common shares. Beginning in 2000, the vesting period is five years. The share options granted to non-officers vest over a three-year period beginning one year after the date of grant and over a seven-year period beginning two years after the date of grant for officers. Share options were granted at the quoted fair market value on the date of grant. Restricted shares are issued at no cost to the employee, and as such we recognized compensation expense relating to restricted shares as follows, in millions: $.8 in 2001 and $.3 in 2000 and 1999.

In April 2001, the Company adopted the 2001 Long Term Incentive Plan for the issuance of options and share awards up to a maximum of one million common shares. The plan expires in April 2011.

WRI does not recognize compensation cost for share options when the option exercise price equals or exceeds the quoted fair market value on the date of the grant. Had we determined compensation cost for our share option and award plans based on the fair value of the options granted at the grant dates, our proforma net income available to common shareholders would have been as follows, in millions: $88.3, $58.7 and $75.9 in 2001, 2000 and 1999, respectively. Proforma net income per common share - basic would have been $2.75, $2.19 and $2.84 in 2001, 2000 and 1999, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing method with the following weighted-average assumptions in 2001, 2000 and 1999, respectively: dividend yield of 6.6%, 6.9% and 7.3%; expected volatility of 15.3%, 15.4% and 18.1%; expected lives of 7.4,
7.4  and  6.9  and  risk-free  interest  rates  of  5.1%,  5.1%  and  6.6%.

Following is a summary of the option activity for the three years ended December 31, 2001:


                                          SHARES       WEIGHTED
                                          UNDER         AVERAGE
                                          OPTION    EXERCISE PRICE
                                       -----------  --------------
Outstanding, January 1, 1999 . . . . .  1,152,779     $  37.99
Granted. . . . . . . . . . . . . . . .     17,900        41.29
Canceled . . . . . . . . . . . . . . .    (14,800)       40.23
Exercised. . . . . . . . . . . . . . .    (39,089)       32.95
                                       -----------
Outstanding, December 31, 1999 . . . .  1,116,790        38.19
Granted. . . . . . . . . . . . . . . .    371,801        42.17
Canceled . . . . . . . . . . . . . . .    (27,800)       42.17
Exercised. . . . . . . . . . . . . . .    (45,000)       34.40
                                       -----------
Outstanding, December 31, 2000 . . . .  1,415,791        39.28
Granted. . . . . . . . . . . . . . . .    351,640        46.59
Canceled . . . . . . . . . . . . . . .   (110,900)       37.79
Exercised. . . . . . . . . . . . . . .   (286,434)       36.76
                                       -----------
Outstanding, December 31, 2001 . . . .  1,370,097     $  41.80
                                       ===========


The number of share options exercisable at December 31, 2001, 2000 and 1999 was, in millions: .7, .9 and .7, respectively. Options exercisable at year-end 2001 had a weighted average exercise price of $38.94. The weighted average fair value per share of options granted during 2001, 2000 and 1999 was $3.64, $2.92 and $4.25, respectively. Share options outstanding at December 31, 2001 had exercise prices ranging from $25.00 to $49.04 and a weighted average remaining contractual life of 6.6 years. Approximately 98% of the options outstanding at year-end 2001 have exercise prices between $37.00 and $49.04 and a weighted average contractual life of 6.6 years. There were 1.4 million common shares available for the future grant of options or awards at December 31, 2001.

NOTE  14.  EMPLOYEE  BENEFIT  PLANS

WRI has a Savings and Investment Plan to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the Internal Revenue Service. Employee contributions are matched by WRI at the rate of $.50 per $1.00 for the first 6% of the employee's salary. The employees vest in the employer contributions ratably over a six-year period. Compensation expense related to the plan was $.4 million in 2001 and $.3 million in 2000 and 1999.

Effective April 1, 1999, WRI adopted an Employee Share Purchase Plan under which 250,000 WRI common shares have been authorized. These shares, as well as common shares purchased by WRI on the open market, are made available for sale to employees at a discount of 15%. Shares purchased by the employee under the plan are restricted from being sold for two years from the date of purchase or until termination of employment with WRI. A total of 10,574 and 9,759 shares were purchased by employees at an average price of $38.76 and $37.73 during 2001 and 2000, respectively.

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


                                                           2001       2000
                                                        ---------  ---------
Benefit obligation at beginning of year . . . . . . . . $ 11,129   $ 10,703
Service cost. . . . . . . . . . . . . . . . . . . . . .      556        539
Interest cost . . . . . . . . . . . . . . . . . . . . .      825        746
Actuarial gain. . . . . . . . . . . . . . . . . . . . .      (19)      (640)
Benefit payments. . . . . . . . . . . . . . . . . . . .     (294)      (219)
                                                        ---------  ---------
Benefit obligation at end of year . . . . . . . . . . . $ 12,197   $ 11,129
                                                        =========  =========

Fair value of plan assets at beginning of year. . . . . $ 12,243   $ 12,057
Actual return on plan assets. . . . . . . . . . . . . .   (1,095)       405
Benefit payments. . . . . . . . . . . . . . . . . . . .     (322)      (219)
                                                        ---------  ---------
Fair value of plan assets at end of year. . . . . . . . $ 10,826   $ 12,243
                                                        =========  =========

Plan assets at fair value less benefit obligation . . . $ (1,371)  $  1,114
Unrecognized gain . . . . . . . . . . . . . . . . . . .     (432)    (2,785)
                                                        ---------  ---------
Pension liability . . . . . . . . . . . . . . . . . . . $ (1,803)  $ (1,671)
                                                        =========  =========


The  components  of  net  periodic  pension  cost are as follows (in thousands):


                                                 2001      2000      1999
                                               --------  --------  --------
Service cost . . . . . . . . . . . . . . . . . $   556   $   539   $   533
Interest cost. . . . . . . . . . . . . . . . .     825       746       729
Expected return on plan assets . . . . . . . .  (1,092)   (1,075)     (950)
Prior service cost . . . . . . . . . . . . . .                           8
Recognized gains . . . . . . . . . . . . . . .    (158)     (281)      (59)
                                               --------  --------  --------

               Total . . . . . . . . . . . . . $   131   $   (71)  $   261
                                               ========  ========  ========


Assumptions used to develop periodic expense and the actuarial present value of the benefit obligations were:


                                                            2001    2000    1999
                                                           ------  ------  ------
Weighted average discount rate. . . . . . . . . . . . . . . 7.5%    7.5%    7.5%
Expected long-term rate of return on plan assets. . . . . . 9.0%    9.0%    9.0%
Rate of increase in compensation levels . . . . . . . . . . 5.0%    5.0%    5.0%


In December of 2001, WRI informed the participants that their accrual of benefits under this plan would cease effective December 31, 2001, but would be replaced by another plan. We do not anticipate any gain or loss relating to this change.

WRI also has a non-qualified supplemental retirement plan for officers of WRI, which provides for benefits in excess of the statutory limits of its defined benefit pension plan. The obligation is funded in a grantor trust with our common shares. We recognized expense as follows, in millions: $.4 in 2001 and $.3 in 2000 and 1999.

NOTE  15.  SEGMENT  INFORMATION

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

The shopping center segment is engaged in the acquisition, development and management of real estate, primarily anchored neighborhood and community shopping centers located in Texas, California, Louisiana, Arizona, Nevada, Arkansas, New Mexico, Oklahoma, Tennessee, Kansas, Colorado, Missouri, Illinois, Florida, North Carolina, Mississippi and Maine. The customer base includes supermarkets, discount retailers, drugstores and other retailers who generally sell basic necessity-type commodities. The industrial segment is engaged in the acquisition, development and management of bulk warehouses and office/service centers. Its properties are located in Texas, Nevada, Georgia, Florida and Tennessee, and the customer base is diverse. Included in "Other" are corporate-related items, insignificant operations and costs that are not allocated to the reportable segments.

Information  concerning  WRI's reportable segments is as follows (in thousands):


                                                   SHOPPING
                                                    CENTER     INDUSTRIAL     OTHER       TOTAL
                                                 -----------  ------------  ---------  ------------
2001
    Revenues . . . . . . . . . . . . . . . . . . $  277,647   $    32,148   $  5,097   $   314,892
    Net operating income . . . . . . . . . . . .    200,372        22,256      4,862       227,490
    Equity in earnings of joint ventures . . . .      3,696         1,909        (58)        5,547
    Investment in real estate joint ventures . .     25,094                      648        25,742
    Total assets . . . . . . . . . . . . . . . .  1,775,131       222,005     98,611     2,095,747
    Capital expenditures . . . . . . . . . . . .    615,144        44,083      3,306       662,533

2000:
    Revenues . . . . . . . . . . . . . . . . . . $  215,780   $    27,500   $  6,954   $   250,234
    Net operating income . . . . . . . . . . . .    155,003        18,826      7,277       181,106
    Equity in earnings of joint ventures . . . .      3,410           907       (174)        4,143
    Investment in real estate joint ventures . .     25,802                    1,046        26,848
    Total assets . . . . . . . . . . . . . . . .  1,229,340       185,938     83,199     1,498,477
    Capital expenditures . . . . . . . . . . . .    237,071        22,532        594       260,197

1999:
    Revenues . . . . . . . . . . . . . . . . . . $  193,163   $    27,556   $  3,376   $   224,095
    Net operating income . . . . . . . . . . . .    137,315        19,653      4,866       161,834
    Equity in earnings of joint ventures . . . .      3,277           398        (21)        3,654
    Investment in real estate joint ventures . .     17,197                      481        17,678
    Total assets . . . . . . . . . . . . . . . .  1,048,408       159,464    104,874     1,312,746
    Capital expenditures . . . . . . . . . . . .    184,323        49,469     11,095       244,887


Net operating income reconciles to income before extraordinary charge as shown on the Statements of Consolidated Income and Comprehensive Income as follows (in thousands):


                                                 ----------------------------------
                                                   2001        2000        1999
                                                 ----------  ----------  ----------

Total segment net operating income . . . . . . . $ 227,490   $ 181,106   $ 161,834
Less:
    Depreciation and amortization. . . . . . . .    68,316      54,597      48,668
    Interest. . . . . . . . . . . . . .. . . . .    54,473      43,190      32,792
    General and administrative. . . . .. . . . .     9,570       8,213       7,513
    Minority interest in partnerships .. . . . .       475         630         789
    Equity in earnings of joint ventures . . . .    (5,547)     (4,143)     (3,654)
    Gain on sales of property . . . . .. . . . .    (8,339)       (382)    (20,594)
                                                 ----------  ----------  ----------
Income before extraordinary charge.. . . . . . . $ 108,542   $  79,001   $  96,320
                                                 ==========  ==========  ==========


NOTE  16.  BANKRUPTCY  REMOTE  PROPERTIES

On April 2, 2001, we purchased 19 supermarket-anchored shopping centers, aggregating 2.5 million square feet, in California. The purchase price for the properties was $277.5 million, including the assumption of approximately $132 million in debt secured by all 19 properties.

These 19 properties, having a net book value of approximately $275.1 million at December 31, 2001 (collectively the "Bankruptcy Remote Properties", and each a "Bankruptcy Remote Property"), are wholly owned by various "Bankruptcy Remote Entities". Each Bankruptcy Remote Entity is an indirect subsidiary of the Company. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against the Company, its affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of the Company, any of its affiliates, or any other person or entity. Neither the Company nor any of its affiliates has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity.

The accounts of the Bankruptcy Remote Entities are included in WRI's consolidated financial statements, as WRI owns, indirectly, 100% of each of the entities. Additionally, WRI, through its wholly owned subsidiaries, makes all day-to-day operating and financial decisions with respect to these properties, subject to approval by the loan servicing agent for the certain significant transactions. WRI has the right to prepay the loan, subject to prepayment penalties, at any time, which would eliminate all encumbrances and restrictions.

NOTE  17.  PRO  FORMA  FINANCIAL  INFORMATION  (UNAUDITED)

During the year ended December 31, 2001, WRI acquired 30 retail centers and four industrial projects totaling $518.6 million. The pro forma financial information for the years ended December 31, 2001 and 2000 is based on the historical statements of WRI after giving effect to the acquisitions as if such acquisitions took place on January 1, 2001 and 2000, respectively.

The pro forma financial information shown below is presented for informational purposes only and may not be indicative of results that would have actually occurred if the acquisitions had been in effect at the dates indicated, nor does it purport to be indicative of the results that may be achieved in the future (in thousands, except per share amounts).


                                                                DECEMBER 31,
                                                           ----------------------
                                                              2001        2000
                                                           ----------  ----------
Pro forma revenues . . . . . . . . . . . . . . . . . . . . $ 341,471   $ 319,709
                                                           ==========  ==========
Pro forma net income available to common shareholders. . . $  92,931   $  61,883
                                                           ==========  ==========
Pro forma net income per common share - basic. . . . . . . $    2.90   $    2.31
                                                           ==========  ==========
Pro forma net income per common share - diluted. . . . . . $    2.89   $    2.31
                                                           ==========  ==========


NOTE  18.  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

Summarized quarterly financial data is as follows (in thousands, except per share amounts):


                                                       FIRST      SECOND     THIRD      FOURTH
                                                     ---------  ---------  ---------  ---------
2001:
    Revenues. . . . . . . . . . . . . .. . . . . . . $ 67,625   $ 78,979   $ 82,460   $ 85,828
    Net income available to common shareholders. . .   20,392     20,971     22,379     25,097   (1)
    Net income per common share - basic. . . . . . .     0.68       0.65       0.69       0.75   (1)
    Net income per common share - diluted. . . . . .     0.68       0.65       0.69       0.74   (1)

2000:
    Revenues. . . . . . . . . . . . . .. . . . . . . $ 59,302   $ 61,566   $ 63,676   $ 65,690
    Net income available to common shareholders. . .   14,441     14,968     14,852     14,700
    Net income per common share - basic. . . . . . .     0.54       0.56       0.55       0.55
    Net income per common share - diluted. . . . . .     0.54       0.56       0.55       0.54

     (1) Increase is primarily the result of a gains on the sale of property during the quarter.



                                      ****




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM  10.     TRUST  MANAGERS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Information with respect to WRI's Trust Managers and executive officers is incorporated herein by reference to the "Election of Trust Managers" and "Executive Officers" sections of WRI's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2002.

ITEM  11.     EXECUTIVE  COMPENSATION

     Incorporated herein by reference to the "Executive Compensation" section of WRI's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2002.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the "Share Ownership of Certain Beneficial Owners" section of WRI's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2002.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Incorporated herein by reference to the "Compensation Committee Interlocks and Insider Participation" section of WRI's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2002.

                                     PART IV

ITEM  14.   EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K


   (a)       Financial Statements and Financial Statement Schedules:        PAGE
                                                                            ----

       (1)   (A)  Independent Auditors' Report. . . . . . . . . . . . . . .   26
             (B)  Financial  Statements
                  (i)     Statements  of  Consolidated  Income  and
                            Comprehensive Income for the years ended
                            December 31, 2001, 2000 and 1999. . . . . . . .   27
                  (ii)    Consolidated  Balance  Sheets  as of
                          December 31, 2001  and 2000 . . . . . . . . . . .   28
                  (iii)   Statements of Consolidated Cash Flows for the
                            years ended December 31, 2001, 2000 and 1999. .   29
                  (iv)    Statements of Consolidated Shareholders'
                            Equity for the years  ended
                               ended December 31, 2001, 2000 and 1999 . . .   30
                  (v)     Notes to Consolidated Financial Statements. . . .   31

       (2)   Financial  Statement  Schedules:

             SCHEDULE                                                       PAGE
             --------                                                       ----

                  II      Valuation and Qualifying Accounts . . . . . . . .   51
                  III     Real Estate and Accumulated Depreciation. . . . .   52
                  IV      Mortgage Loans on Real Estate . . . . . . . . . .   54


All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes hereto.

     (b)       Reports  on  Form  8-K

               Form 8-K, dated October 26, 2001, was filed to report significant acquisitions in response to Item 2., Acquisition or Disposition of Assets and Item 7., Financial Statements, Pro Forma Financial Information and Exhibits.

               A Form 8-K/A, dated October 29, 2001, was filed to supplement information previously filed on October 26, 2001 in response to
               Item  2.,  Acquisition  or  Disposition  of  Assets  and Item 7.,
               Financial  Statements,  Pro  Forma  Financial  Information  and
               Exhibits.

               Form 8-K, dated October 29, 2001, was filed to report an event in response to Item 5., Other Events and Item 7., Financial Statements, Pro Forma Financial Information and Exhibits.

               Form 8-K, dated November 29, 2001, was filed to report an event in response to Item 5., Other Events and Item 7., Financial
               Statements,  Pro  Forma  Financial  Information  and  Exhibits.


   (c)       Exhibits:

     3.1     -     Restated  Declaration of Trust (filed as Exhibit 3.1 to WRI's
                   Registration Statement on Form 8-A dated January 19, 1999 and incorporated  herein  by  reference).
     3.2     -     Amendment  of  the  Restated  Declaration  of Trust (filed as
                   Exhibit 3.2 to WRI's Registration Statement on Form 8-A dated
                   January  19,  1999  and  incorporated  herein  by reference).
     3.3     -     Second  Amendment of the Restated Declaration of Trust (filed as  Exhibit  3.3  to WRI's Registration Statement on Form 8-A
                   dated January 19, 1999 and incorporated herein by reference).
     3.4     -     Third  Amendment  of the Restated Declaration of Trust (filed as  Exhibit  3.4  to WRI's Registration Statement on Form 8-A
                   dated January 19, 1999 and incorporated herein by reference).
     3.5*    -     Fourth  Amendment of the Restated Declaration of Trust dated
                   April  28,  1999.
     3.6*    -     Fifth  Amendment  of the Restated Declaration of Trust dated
                   April  20,  2001.
     3.7     -     Amended  and Restated Bylaws of WRI (filed as Exhibit 99.2 to
                   WRI's  Registration  Statement on Form 8-A dated February 23,
                   1998  and  incorporated  herein  by  reference).
     4.1     -     Third  Amended  Promissory Note, as restated, effective as of
                   January  1, 1992, executed by WRI Holdings, Inc., pursuant to which  it  may  borrow up to the principal sum of $40,000,000 from  WRI  (filed  as  Exhibit 10.8 to WRI's Annual Report on
                   Form  10-K  for  the  year  ended  December  31,  1997  and incorporated  herein  by  reference).
     4.2     -     Master  Promissory  Note in the amount of $20,000,000 between
                   WRI,  as payee, and Chase Bank of Texas, National Association
                   (formerly,  Texas  Commerce  Bank  National  Association), as maker,  effective December 30, 1998 (filed as Exhibit 4.15 to
                   WRI's  Annual Report on Form 10-K for the year ended December
                   31,  1999  and  incorporated  herein  by  reference).
     4.3     -     Senior  Indenture  dated  as  of  May 1, 1995 between WRI and
                   Chase  Bank  of  Texas, National Association (formerly, Texas
                   Commerce  Bank  National  Association),  as trustee (filed as
                   Exhibit 4(a) to WRI's Registration Statement on Form S-3 (No.
                   33-57659)  and  incorporated  herein  by  reference).
     4.4     -     Subordinated  Indenture  dated  as of May 1, 1995 between WRI and  Chase  Bank  of  Texas,  National Association (formerly,
                   Texas  Commerce  Bank National Association) (filed as Exhibit
                   4(b)  to  WRI's  Registration  Statement  on  Form  S-3  (No.
                   33-57659)  and  incorporated  herein  by  reference).
     4.5     -     Form  of Fixed Rate Senior Medium Term Note (filed as Exhibit
                   4.19  to  WRI's Annual Report on Form 10-K for the year ended
                   December  31,  1998  and  incorporated  herein by reference).

     4.6     -     Form  of  Floating  Rate  Senior  Medium  Term Note (filed as
                   Exhibit 4.20 to WRI's Annual Report on Form 10-K for the year ended  December  31,  1998  and  incorporated  herein  by
                   reference).
     4.7     -     Form  of  Fixed  Rate Subordinated Medium Term Note (filed as
                   Exhibit 4.21 to WRI's Annual Report on Form 10-K for the year ended  December  31,  1998  and  incorporated  herein  by
                   reference).
     4.8     -     Form of Floating Rate Subordinated Medium Term Note (filed as
                   Exhibit 4.22 to WRI's Annual Report on Form 10-K for the year ended  December  31,  1998  and  incorporated  herein  by
                   reference).
     4.9     -     Statement  of  Designation  of  7.44%  Series  A  Cumulative
                   Redeemable  Preferred  Shares (filed as Exhibit 99.3 to WRI's
                   Current  Report  on  Form  8-A  dated  February  23, 1998 and incorporated  herein  by  reference).
     4.10    -     Statement  of  Designation  of  7.125%  Series  B Cumulative
                   Redeemable  Preferred  Shares  (filed as Exhibit 4.2 to WRI's
                   Current  Report  on  Form  8-K  dated  October  28,  1998 and incorporated  herein  by  reference).
     4.11    -     Statement  of  Designation  of  7.00%  Series  C  Cumulative
                   Redeemable  Preferred  Shares  (filed as Exhibit 4.1 to WRI's
                   Registration Statement on Form 8-A dated January 19, 1999 and incorporated  herein  by  reference).
     4.12    -     7.44%  Series  A  Cumulative  Redeemable  Preferred  Share
                   Certificate  (filed  as  Exhibit 4 to WRI's Current Report on
                   Form  8-K  dated February 23, 1998 and incorporated herein by reference).
     4.13    -     7.125%  Series  B  Cumulative  Redeemable  Preferred  Share
                   Certificate  (filed as Exhibit 4.1 to WRI's Current Report on
                   Form  8-K  dated  October 28, 1998 and incorporated herein by reference).
     4.14    -     7.00%  Series  C  Cumulative  Redeemable  Preferred  Share
                   Certificate  (filed  as  Exhibit  4.2  to  WRI's Registration
                   Statement on Form 8-A dated January 19, 1999 and incorporated herein  by  reference).
     4.15    -     Credit  Agreement  dated  November  21,  2000 among WRI, the
                   Lenders  Party  Hereto  and  the  Chase  Manhattan  Bank  as
                   Administrative  Agent  (filed as Exhibit 4.25 to WRI's Annual
                   Report  on Form 10-K for the year ended December 31, 2000 and incorporated  herein  by  reference).
     4.16*   -     Credit Agreement dated  July 5, 2001 among WRI,  the Lenders
                   Party Hereto and Commerzbank AG, as Administrative Agent.
     4.17*   -     Form  of  7%  Notes  due  2011.
     10.1    -     1988  Share Option Plan of WRI, as amended (filed as Exhibit
                   10.1  to  WRI's Annual Report on Form 10-K for the year ended
                   December  31,  1990  and  incorporated  herein by reference).
     10.2    -     Weingarten  Realty Investors  Supplemental Retirement Account
                   Plan,  as  amended  and  restated  (filed as Exhibit 10.26 to
                   WRI's  Annual Report on Form 10-K for the year ended December
                   31,  1992  and  incorporated  herein  by  reference).
     10.3    -     The  Savings  and  Investment  Plan for Employees of WRI, as
                   amended (filed as Exhibit 4.1 to WRI's Registration Statement on  Form  S-8  (No.  33-25581)  and  incorporated  herein  by reference).
     10.4    -     The  Fifth  Amendment  to  Savings  and  Investment Plan for
                   Employees  of  WRI  (filed  as  Exhibit  4.1.1  to  WRI's
                   Post-Effective  Amendment  No. 1 to Registration Statement on
                   Form  S-8  (No.  33-25581)  and  incorporated  herein  by
                   reference).
     10.5    -     The  1993  Incentive Share Plan of WRI (filed as Exhibit 4.1 to  WRI's  Registration  Statement on Form S-8 (No. 33-52473)
                   and  incorporated  herein  by  reference).
     10.6    -     1999 WRI  Employee Share Purchase Plan (filed as Exhibit 10.6 to  WRI's  Annual  Report  on  Form  10-K  for the year ended
                   December  31,  1999  and  incorporated  herein by reference).
     10.7*   -     2001 Long Term Incentive Plan.
     12.1*   -     Computation  of  Fixed  Charges  Ratios.
     21.1*   -     Subsidiaries  of  the  Registrant.
     23.1*   -     Consent  of  Deloitte  &  Touche  LLP.
     24.1*   -     Power  of  Attorney (included on first signature page).

*     Filed  with  this  report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         WEINGARTEN REALTY INVESTORS


                                         By: /s/  Andrew M. Alexander
                                             ------------------------
                                                Andrew M. Alexander
                                              Chief Executive Officer


Date:   March  19,  2002


                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each of Weingarten Realty Investors, a real estate investment trust organized under the Texas Real Estate Investment Trust Act, and the undersigned trust managers and officers of Weingarten Realty Investors hereby constitutes and appoints Andrew M. Alexander, Stanford Alexander, Martin Debrovner, Stephen C. Richter and Joe D. Shafer, or any one of them, its or his true and lawful attorney-in-fact and agent, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.


     Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                       TITLE                      DATE
          ---------                       -----                      ----


By:  /s/  Stanford Alexander           Chairman                 March 19, 2002
     -------------------------
     Stanford Alexander            and Trust Manager

By:  /s/  Andrew M.  Alexander     Chief Executive Officer,     March 19, 2002
     -------------------------
     Andrew M.  Alexander        President and Trust Manager

By:  /s/  James W. Crownover         Trust Manager              March 19, 2002
     -------------------------
     James W. Crownover

By:  /s/  Robert J. Cruikshank       Trust Manager              March 19, 2002
     -------------------------
     Robert J. Cruikshank

By:  /s/  Martin Debrovner           Vice Chairman              March 19, 2002
     -------------------------
     Martin Debrovner              and Trust Manager

By:  /s/  Melvin Dow                 Trust Manager              March 19, 2002
     -------------------------
     Melvin Dow





By:  /s/  Stephen A. Lasher          Trust Manager              March 19, 2002
     -------------------------
     Stephen A. Lasher

By:  /s/  Stephen C. Richter     Sr. Vice President  and        March 19, 2002
     -------------------------
     Stephen C. Richter          Chief Financial Officer

By:  /s/  Douglas W. Schnitzer       Trust Manager              March 19, 2002
     -------------------------
     Douglas W. Schnitzer

By:  /s/  Marc J. Shapiro            Trust Manager              March 19, 2002
     -------------------------
     Marc J. Shapiro

By:  /s/  Joe D. Shafer           Vice President/Controller     March 19, 2002
     -------------------------
     Joe D. Shafer              (Principal Accounting Officer)


                                                                     SCHEDULE II


                                   WEINGARTEN REALTY INVESTORS
                                VALUATION AND QUALIFYING ACCOUNTS
                                 DECEMBER 31, 2001, 2000 AND 1999

                                     (AMOUNTS IN THOUSANDS)


                                                           CHARGED
                                               BALANCE AT  TO COSTS  CHARGED                BALANCE
                                               BEGINNING     AND     TO OTHER  DEDUCTIONS  AT END OF
DESCRIPTION                                    OF PERIOD   EXPENSES  ACCOUNTS      (A)      PERIOD
---------------------------------------------  ----------  --------  --------  ----------  ---------
2001:
    Allowance for Doubtful Accounts. . . . . . $   1,884   $ 3,764             $   2,722   $  2,926
2000:
    Allowance for Doubtful Accounts. . . . . . $     909   $ 1,667             $     692   $  1,884
1999:
    Allowance for Doubtful Accounts. . . . . . $     887   $ 1,043             $   1,021   $    909

---------
Note  A  -  Write-offs  of  accounts  receivable  previously  reserved.



                                                                                                            SCHEDULE III
                                               WEINGARTEN REALTY INVESTORS
                                        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                    DECEMBER 31, 2001

                                                 (AMOUNTS IN THOUSANDS)




                                                    Total Cost
                                      ---------------------------------------
                                                    Buildings      Projects
                                                       and          Under        Total      Accumulated   Encumbrances
                                        Land      Improvements   Development      Cost     Depreciation        (A)
                                     -----------  -------------  ------------  ----------  -------------  ------------
SHOPPING CENTERS:
      Texas. . . . . . . . . . . . . $   167,882  $     668,938                $  836,820  $     262,767  $     18,727
      Other States . . . . . . . . .     227,757        823,382                 1,051,139         90,839       203,553
                                     -----------  -------------  ------------  ----------  -------------  ------------
          Total Shopping Centers . .     395,639      1,492,320                 1,887,959        353,606       222,280
INDUSTRIAL:
      Texas. . . . . . . . . . . . .      31,813        148,621                   180,434         32,756
      Other States . . . . . . . . .       9,070         37,100                    46,170            996
                                     -----------  -------------  ------------  ----------  -------------  ------------
          Total Industrial . . . . .      40,883        185,721                   226,604         33,752

OFFICE BUILDING:
      Texas. . . . . . . . . . . . .         534          9,306                     9,840          6,409
                                     -----------  -------------  ------------  ----------  -------------  ------------
MULTI-FAMILY
  RESIDENTIAL:
      Texas. . . . . . . . . . . . .       2,276         14,705                    16,981          1,529
                                     -----------  -------------  ------------  ----------  -------------  ------------
          Total Improved
             Properties. . . . . . .     439,332      1,702,052                 2,141,384        395,296       222,280
                                     -----------  -------------  ------------  ----------  -------------  ------------
LAND UNDER DEVELOPMENT
   OR HELD FOR
   DEVELOPMENT:
      Texas. . . . . . . . . . . . .                             $     32,640      32,640
      Other States . . . . . . . . .                                   47,905      47,905
                                     -----------  -------------  ------------  ----------  -------------  ------------
          Total Land Under
             Development or Held
             for Development . . . .                                   80,545      80,545
                                     -----------  -------------  ------------  ----------  -------------  ------------
LEASED PROPERTY
   (SHOPPING CENTER)
   UNDER CAPITAL LEASE:
      Texas. . . . . . . . . . . . .                     18,953                    18,953            513
      Other States . . . . . . . . .                     29,054                    29,054          7,149         5,857
                                     -----------  -------------  ------------  ----------  -------------  ------------
          Total Leased Property
             Under Capital Lease . .                     48,007                    48,007          7,662         5,857
                                     -----------  -------------  ------------  ----------  -------------  ------------
CONSTRUCTION IN
   PROGRESS:
      Texas. . . . . . . . . . . . .                                    9,972       9,972
      Other States . . . . . . . . .                                   72,485      72,485
                                     -----------  -------------  ------------  ----------  -------------  ------------
             Total Construction in
             Progress. . . . . . . .                                   82,457      82,457
                                     -----------  -------------  ------------  ----------  -------------  ------------
    TOTAL OF ALL
           PROPERTIES. . . . . . . . $   439,332  $   1,750,059  $    163,002  $2,352,393  $     402,958  $    228,137
                                     ===========  =============  ============  ==========  =============  ============
__________

Note  A  -   Encumbrances  do  not include $23.5 million outstanding under a $30 million 20-year term loan, payable to a group  of  insurance  companies  secured  by a property collateral pool including all or part of three shopping centers.


                                                                    SCHEDULE III
                                                                     (CONTINUED)




     The changes in total cost of the properties for the years ended December 31, 2001, 2000 and 1999 were as follows:


                                         2001          2000          1999
                                     ------------  ------------  ------------
Balance at beginning of year . . . . $ 1,728,414   $ 1,486,224   $ 1,278,466
Additions at cost. . . . . . . . . .     662,533       260,197       244,887
Retirements or sales . . . . . . . .     (38,554)      (18,007)      (37,129)
                                     ------------  ------------  ------------

Balance at end of year . . . . . . . $ 2,352,393   $ 1,728,414   $ 1,486,224
                                     ============  ============  ============



     The changes in accumulated depreciation for the years ended December 31, 2001, 2000 and 1999 were as follows:


                                         2001       2000        1999
                                     ----------  ----------  ----------
Balance at beginning of year . . . . $ 362,267   $ 319,276   $ 291,080
Additions at cost. . . . . . . . . .    58,297      47,208      42,882
Retirements or sales . . . . . . . .   (17,606)     (4,217)    (14,686)
                                     ----------  ----------  ----------

Balance at end of year . . . . . . . $ 402,958   $ 362,267   $ 319,276
                                     ==========  ==========  ==========


                                                                     SCHEDULE IV

                                       WEINGARTEN REALTY INVESTORS
                                      MORTGAGE LOANS ON REAL ESTATE
                                            DECEMBER 31, 2001

                                         (AMOUNTS IN THOUSANDS)



                                                  FINAL         PERIODIC          FACE       CARRYING
                                      INTEREST   MATURITY       PAYMENT        AMOUNT OF     AMOUNT OF
                                        RATE       DATE          TERMS         MORTGAGES   MORTGAGES(A)
                                      --------  ---------  ------------------  ----------  -------------
SHOPPING CENTERS:
     FIRST MORTGAGES:
           Eastex Venture
              Beaumont, TX
              (Note D). . . . . . . .    8%      10-31-09  $ 335 Annual P & I   $  2,300     $  2,012

           Main/O.S.T., Ltd.
              Houston, TX
              (Note D). . . . . . . .   9.3%     02-01-20  $ 476 Annual P & I      4,800        4,397
                                                             ($1,241 balloon)


INDUSTRIAL:
     FIRST MORTGAGES:
           South Loop Business Park
              Houston, TX
              (Note D). . . . . . . .   9.25%    11-01-07  $  74 Annual P & I        439          331
                                                             ($1,241 balloon)


UNIMPROVED LAND:
     SECOND MORTGAGE:
           River Pointe, Conroe,TX
              (Notes B and D) . . . .   Prime    12-01-02        Varying          12,000        3,887
                                         +1%                 ($3,887 balloon)


                                                                               ----------  -------------
TOTAL MORTGAGE LOANS ON
         REAL ESTATE (Note D) . . . .                                           $ 19,539     $ 10,627
                                                                               ==========  =============
_________

Note  A  -     The  aggregate  cost  at  December  31,  2001 for federal income tax purposes is $10,627.
Note  B  -     Principal payments are due monthly to the extent of cash flow generated by the underlying property.
Note  C  -     Changes  in  mortgage  loans  for  the  years  ended December 31, 2001, 2000 and 1999 are summarized  below.
Note  D  -     Represents  WRI  share  of  mortgage  loans  to  joint  ventures.





                                    -------------------------------
                                      2001      2000       1999
                                    ---------  ---------  ---------
Balance, Beginning of Year . . . . .$ 14,327   $ 47,828   $ 28,359
New Mortgage Loans . . . . . . . . .                        33,588
Additions to Existing Loans. . . . .     205        380      1,773
Collections of Principal . . . . . .  (3,905)   (33,881)   (15,892)
                                    ---------  ---------  ---------

Balance, End of Year . . . . . . . .$ 10,627   $ 14,327   $ 47,828
                                    =========  =========  =========
