Form 10-Q
period 2002-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2002-05-15
CIK 828916

6

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q
(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from____________________ to ____________________

                          Commission file number 1-9876
                                                 ------


                           WEINGARTEN REALTY INVESTORS
                           ---------------------------
             (Exact name of registrant as specified in its charter)


                        Texas                                     74-1464203
----------------------------------------------------------   -------------------
          (State or other jurisdiction of                     (I.R.S. Employer
           incorporation or organization)                    Identification No.)

 2600 Citadel Plaza Drive, P.O. Box 924133, Houston, Texas        77292-4133
-----------------------------------------------------------  -------------------
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
                               ----       ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 6, 2002, there were 51,922,290 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

                                     PART 1
                              FINANCIAL INFORMATION

ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS

                           WEINGARTEN REALTY INVESTORS
           STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           Three Months Ended
                                                                               March 31,
                                                                          --------------------
                                                                             2002       2001
                                                                          ---------  ---------
Revenues:
  Rentals. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 84,905   $ 66,418
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . .       200        300
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       804        845
                                                                          ---------  ---------

       Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    85,909     67,563
                                                                          ---------  ---------
Expenses:
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . . .    18,089     15,737
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,996     10,873
  Operating. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,571      9,953
  Ad valorem taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,364      8,504
  General and administrative . . . . . . . . . . . . . . . . . . . . . .     2,676      2,375
                                                                          ---------  ---------

       Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    58,696     47,442
                                                                          ---------  ---------

Income Before Equity in Earnings of Joint  Ventures, Minority
    Interest in Income of Partnerships, Gain on Sales of Property
    and Discontinued Operations. . . . . . . . . . . . . . . . . . . . .    27,213     20,121
Equity in Earnings of Joint Ventures . . . . . . . . . . . . . . . . . .     1,074      1,005
Minority Interest in Income of Partnerships. . . . . . . . . . . . . . .      (116)       (67)
Gain on Sales of Property. . . . . . . . . . . . . . . . . . . . . . . .                4,310
                                                                          ---------  ---------
Income Before Discontinued Operations. . . . . . . . . . . . . . . . . .    28,171     25,369
                                                                          ---------  ---------
Income from Operations of Shopping Centers Sold. . . . . . . . . . . . .        25         33
Gain on Sale of Shopping Centers . . . . . . . . . . . . . . . . . . . .     1,221
                                                                          ---------  ---------
       Income From Discontinued Operations . . . . . . . . . . . . . . .     1,246         33
                                                                          ---------  ---------
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29,417     25,402
Dividends on Preferred Shares. . . . . . . . . . . . . . . . . . . . . .     4,939      5,010
                                                                          ---------  ---------
Net Income Available to Common Shareholders. . . . . . . . . . . . . . .  $ 24,478   $ 20,392
                                                                          =========  =========

Net Income Per Common Share - Basic:
  Income Before Discontinued Operations. . . . . . . . . . . . . . . . .  $    .45   $    .45
  Income From Discontinued Operations. . . . . . . . . . . . . . . . . .       .02
                                                                          ---------  ---------
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    .47   $    .45
                                                                          =========  =========

Net Income Per Common Share - Diluted:
  Income Before Discontinued Operations. . . . . . . . . . . . . . . . .  $    .45   $    .45
  Income From Discontinued Operations. . . . . . . . . . . . . . . . . .       .02
                                                                          ---------  ---------
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    .47   $   .45
                                                                          =========  =========

Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 29,417   $ 25,402
                                                                          ---------  ---------

Other Comprehensive Loss:
  Cumulative effect of change in accounting principle
    (SFAS 133) on other comprehensive loss . . . . . . . . . . . . . . .               (1,877)
  Unrealized derivative loss on interest rate swaps. . . . . . . . . . .    (3,290)    (1,269)
  Unrealized derivative gain on forward-starting interest rate swaps . .     1,480
                                                                          ---------  ---------
Other Comprehensive Loss . . . . . . . . . . . . . . . . . . . . . . . .    (1,810)    (3,146)
                                                                          ---------  ---------

Comprehensive Income . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 27,607   $ 22,256
                                                                          =========  =========


                See Notes to Consolidated Financial Statements.


                                         WEINGARTEN REALTY INVESTORS
                                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                   March 31,    December 31,
                                                                                     2002           2001
                                                                                 ------------   ------------
                                      ASSETS
Property. . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . . $ 2,414,614    $ 2,352,393
Accumulated Depreciation. . . . . . . . . . . . . . . . . .  . . . . . . . . . .    (417,634)      (402,958)
                                                                                 ------------   ------------
    Property - net. . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . .   1,996,980      1,949,435

Investment in Real Estate Joint Ventures. . . . . . . . . .  . . . . . . . . . .      25,765         25,742
                                                                                 ------------   ------------
        Total . . . . . . . . . . . . . . . . . . . . . . .  . . . . . . . . . .   2,022,745      1,975,177

Notes Receivable from Real Estate Joint Ventures and Partnerships. . . . . . . .       6,191          6,068
Unamortized Debt and Lease Costs . . . . . . . . . . . . . . . . . . . . . . . .      44,420         42,755
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $3,427 in 2002 and $2,926 in 2001) . . . . . . . . . . . . . . . .      22,590         32,382
Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . .      33,553         12,434
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      24,954         26,931
                                                                                 ------------   ------------

                    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 2,154,453    $ 2,095,747
                                                                                 ============   ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,148,484    $ 1,070,835
Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . . . . . . . .      49,397         80,412
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22,881         19,542
                                                                                 ------------   ------------

        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,220,762      1,170,789
                                                                                 ------------   ------------

Minority Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,909          3,886
                                                                                 ------------   ------------

Commitments and Contingencies

Shareholders' Equity:
    Preferred Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 10,000
        7.44% Series A cumulative redeemable preferred shares of
          beneficial interest;  3,000 shares issued and outstanding;
          liquidation preference $25 per share . . . . . . . . . . . . . . . . .          90             90
        7.125% Series B cumulative redeemable preferred shares of
          beneficial interest;  3,600 shares issued and 3,524 and 3,526 shares
          outstanding in 2002 and 2001; liquidation preference $25 per share . .         106            106
        7.0% Series C cumulative redeemable preferred shares of
          beneficial interest;  2,300 shares issued and 2,255 and 2,256 shares
          outstanding in 2002 and 2001; liquidation preference $50 per share . .          67             67
    Common Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 150,000; shares issued and outstanding:
      34,613 in 2002 and 34,347 in 2001. . . . . . . . . . . . . . . . . . . . .       1,037          1,029
  Capital Surplus. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,078,669      1,066,757
  Accumulated Dividends in Excess of Net Income. . . . . . . . . . . . . . . . .    (148,377)      (144,041)
  Accumulated Other Comprehensive Loss . . . . . . . . . . . . . . . . . . . . .      (1,810)        (2,936)
                                                                                 ------------   ------------
    Shareholders' Equity. . . . . . . . . . . . . . . . . .  . . . . . . . . . .     929,782        921,072
                                                                                 ------------   ------------

                    Total . . . . . . . . . . . . . . . . .  . . . . . . . . . . $ 2,154,453    $ 2,095,747
                                                                                 ============   ============

                See Notes to Consolidated Financial Statements.


                                   WEINGARTEN REALTY INVESTORS
                              STATEMENTS OF CONSOLIDATED CASH FLOWS
                                           (UNAUDITED)
                                      (AMOUNTS IN THOUSANDS)


                                                                             Three Months Ended
                                                                                 March 31,
                                                                            ----------------------
                                                                               2002        2001
                                                                            ----------  ----------
Cash Flows from Operating Activities:
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  29,417   $  25,402
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . . . . .    18,103      15,751
          Equity in earnings of joint ventures. . . . . . . . . . . . . . .    (1,074)     (1,005)
          Minority interest in income of partnerships . . . . . . . . . . .       116          67
          Gain on sales of property . . . . . . . . . . . . . . . . . . . .    (1,221)     (4,310)
          Changes in accrued rent and accounts receivable . . . . . . . . .     8,385       5,533
          Changes in other assets . . . . . . . . . . . . . . . . . . . . .    (4,825)     (5,542)
          Changes in accounts payable and accrued expenses. . . . . . . . .   (26,839)    (26,169)
          Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .       200         614
                                                                            ----------  ----------
            Net cash provided by operating activities . . . . . . . . . . .    22,262      10,341
                                                                            ----------  ----------

Cash Flows from Investing Activities:
    Investment in properties. . . . . . . . . . . . . . . . . . . . . . . .   (62,696)    (77,064)
    Notes Receivable:
          Advances. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (255)       (867)
          Collections . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,464         132
    Proceeds from sales and disposition of property . . . . . . . . . . . .     2,412       5,450
    Real estate joint ventures and partnerships:
          Investments . . . . . . . . . . . . . . . . . . . . . . . . . . .      (194)       (550)
          Distributions . . . . . . . . . . . . . . . . . . . . . . . . . .       979         921
                                                                            ----------  ----------
            Net cash used in investing activities . . . . . . . . . . . . .   (58,290)    (71,978)
                                                                            ----------  ----------

Cash Flows from Financing Activities:
    Proceeds from issuance of:
          Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    80,500
          Common shares of beneficial interest. . . . . . . . . . . . . . .    11,730     188,830
    Principal payments of debt. . . . . . . . . . . . . . . . . . . . . . .    (1,291)   (101,123)
    Common and preferred dividends paid . . . . . . . . . . . . . . . . . .   (33,753)    (30,009)
    Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (39)        811
                                                                            ----------  ----------
            Net cash provided by financing activities . . . . . . . . . . .    57,147      58,509
                                                                            ----------  ----------

Net increase (decrease) in cash and cash equivalents. . . . . . . . . . . .    21,119      (3,128)
Cash and cash equivalents at January 1. . . . . . . . . . . . . . . . . . .    12,434       7,321
                                                                            ----------  ----------

Cash and cash equivalents at March 31 . . . . . . . . . . . . . . . . . . . $  33,553   $   4,193
                                                                            ==========  ==========



                See Notes to Consolidated Financial Statements.

                           WEINGARTEN REALTY INVESTORS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)



1.   INTERIM  FINANCIAL  STATEMENTS

     The consolidated financial statements included in this report are unaudited, however, amounts presented in the balance sheet as of December 31, 2001 are derived from the audited financial statements of the Company at that date. In the opinion of WRI, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in WRI's annual financial statements and notes.

     Certain reclassifications of prior year's amounts have been made to conform to the current year presentation.

2.   NEWLY  ADOPTED  ACCOUNTING  PRONOUNCEMENTS

     On January 1, 2002, WRI adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses accounting and reporting for the impairment or disposal of a segment of a business. More specifically, this Statement broadens the presentation of discontinued operations to include a component of an entity whose operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.

     In March 2002, we sold two retail projects located in Houston and San Antonio, Texas. Accordingly, the operating results of the disposed shopping centers have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income. Included in the December 31, 2001 Consolidated Balance Sheet was $1.5 million of Property and $1.0 million of Accumulated Depreciation associated with the shopping centers that were sold.

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

3.   DERIVATIVES  AND  HEDGING

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

     On March 31, 2002 the derivative instruments were reported at their fair values as Other Liabilities of $3.9 million.

     Within the next twelve months, the Company expects to reclassify to earnings as interest expense approximately $2.0 million of the current balance held in accumulated other comprehensive loss. As of March 31, 2002, the balance in Accumulated Other Comprehensive Loss relating to the derivatives was $1.8 million. With respect to fair value hedges, both changes in fair market value of the derivative hedging instrument and changes in the fair value of the hedged item will be recorded in earnings each reporting period. These amounts should completely offset with no impact to earnings, except for the portion of the hedge that proves to be ineffective, if any.

4.   PER  SHARE  DATA

     Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding that have been adjusted for the three-for-two stock split described in Footnote
     9. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated, as follows (in thousands):


                                                               Three Months Ended
                                                                    March 31,
                                                              --------------------
                                                                2002       2001
                                                              ---------  ---------
Numerator:
Net income available to common shareholders - basic . . . . . $ 24,478   $ 20,392
Income attributable to operating partnership units. . . . . .       31         35
                                                              ---------  ---------
Net income available to common shareholders - diluted . . . . $ 24,509   $ 20,427
                                                              =========  =========

Denominator:
Weighted average shares outstanding - basic . . . . . . . . .   51,686     45,163
Effect of dilutive securities:
      Share options and awards. . . . . . . . . . . . . . . .      298        145
      Operating partnership units . . . . . . . . . . . . . .       77         77
                                                              ---------  ---------
Weighted average shares outstanding - diluted . . . . . . . .   52,061     45,385
                                                              =========  =========



     Options to purchase .4 million common shares (post-split) for the first quarter ended March 31, 2001 were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price. No common shares have been excluded from the first quarter ended March 31, 2002 calculation of net income per common share-diluted.

5.   DEBT

     WRI's  debt  consists  of  the  following  (in  thousands):


                                                                          March 31,   December 31,
                                                                            2002          2001
                                                                        ------------  ------------
     Fixed-rate debt payable to 2015 at 6.0% to 8.75% . . . . . . . . . $   859,093   $   796,900
     Variable-rate unsecured notes payable. . . . . . . . . . . . . . .     100,000       100,000
     Unsecured notes payable under revolving credit agreements. . . . .     150,000       134,500
     Obligations under capital leases . . . . . . . . . . . . . . . . .      33,541        33,554
     Industrial revenue bonds payable to 2015 at 1.6% to 3.6% . . . . .       5,837         5,868
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13            13
                                                                        ------------  ------------

           Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,148,484   $ 1,070,835
                                                                        ============  ============



     At March 31, 2002, the variable interest rate for notes payable under both the $50 million term loan agreement and the $350 million revolving credit agreement was 2.5%. At March 31, 2002, we had no amounts outstanding under the $20 million revolving credit agreement.

     In January 2002, WRI issued $35 million of twelve-year 6.7% fixed-rate, unsecured medium term notes. An additional $30 million of twelve-year 6.525% fixed-rate, unsecured medium term notes were issued in February 2002.

     In March 2001, we filed a $500 million shelf registration statement, of which $398.9 million is currently available. Also, we have a $400 million shelf registration statement, of which $18 million is currently available.

     WRI's  debt  can  be  summarized  as  follows  (in  thousands):


                                                           March 31,   December 31,
                                                             2002         2001
                                                         ------------  ------------
     As to interest rate (including the effects of
         interest rate swaps):
             Fixed-rate debt . . . . . . . . . . . . . . $   842,687   $   780,500
             Variable-rate debt. . . . . . . . . . . . .     305,797       290,335
                                                         ------------  ------------

             Total . . . . . . . . . . . . . . . . . . . $ 1,148,484   $ 1,070,835
                                                         ============  ============

     As to collateralization:
             Unsecured debt. . . . . . . . . . . . . . . $  877,464    $   798,524
             Secured debt. . . . . . . . . . . . . . . .    271,020        272,311
                                                         ------------  ------------

             Total . . . . . . . . . . . . . . . . . . . $ 1,148,484   $ 1,070,835
                                                         ============  ============


     In July 2001, we sold $200 million of unsecured notes with a coupon of 7%. Net proceeds from the offering totaled $198.3 million and were used to pay down amounts outstanding under our $350 revolving credit facility. Concurrent with the sale of the 7% notes, we settled our $188.7 million forward-starting interest rate swap contracts, resulting in a gain of $1.6 million that was recorded in the caption Accumulated Other Comprehensive Loss. This gain is being amortized to earnings over the life of the 7% notes.

     Also, in July 2001, we entered into eleven interest rate swaps with an aggregate notional amount of $107.5 million that convert fixed interest payments to variable interest payments at rates from 6.35% to 7.35%. These interest rate swaps have been designated as fair value hedges. We have determined that these contracts will be highly effective in limiting our risk of changes in the fair value of the fixed-rate notes attributable to changes in variable interest rates.

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

6.   PROPERTY

     WRI's  property  consists  of  the  following  (in  thousands):





                                        March 31,    December 31,
                                          2002          2001
                                      ------------  ------------
     Land . . . . . . . . . . . . . . $   449,440   $   439,332
     Land held for development. . . .      23,685        24,131
     Land under development . . . . .      55,252        56,414
     Buildings and improvements . . .   1,791,984     1,750,059
     Construction in-progress . . . . .    94,253        82,457
                                      ------------  ------------

     Total. . . . . . . . . . . . . . $ 2,414,614   $ 2,352,393
                                      ============  ============



     Interest and ad valorem taxes capitalized to land under development or buildings under construction was $2.6 million and $2.0 million, respectively, for the quarters ended March 31, 2002 and 2001.

7.   INVESTMENTS  IN  REAL  ESTATE  JOINT  VENTURES

     WRI owns interests in 15 joint ventures or limited partnerships where we do not exercise financial and operating control. These partnerships are accounted for under the equity method since WRI exercises significant influence. Our interests in these joint ventures and limited partnerships range from 20% to 75% and, with the exception of one partnership, which owns seven industrial properties, each venture owns a single real estate asset. Combined condensed financial information of these ventures is summarized as follows (in thousands):


                                              March 31,   December 31,
                                                2002           2001
                                            ------------  ------------
           Combined Balance Sheets

     Property . . . . . . . . . . . . . . . $   171,520   $   171,344
     Accumulated Depreciation . . . . . . .     (26,017)      (24,941)
                                            ------------  ------------
          Property - net. . . . . . . . . .     145,503       146,403

     Other Assets . . . . . . . . . . . . .      10,044        11,373
                                            ------------  ------------

               Total. . . . . . . . . . . . $   155,547   $   157,776
                                            ============  ============


     Debt . . . . . . . . . . . . . . . . . $    76,474   $    76,635
     Amounts Payable to WRI . . . . . . . .       9,516         9,270
     Other liabilities. . . . . . . . . . .       2,355         4,705
     Accumulated Equity . . . . . . . . . .      67,202        67,166
                                            ------------  ------------

               Total. . . . . . . . . . . . $   155,547   $   157,776
                                            ============  ============




           Combined Statements of Income
                                                Three Months Ended
                                                     March 31,
                                            --------------------------
                                                2002           2001
                                            ------------  ------------

     Revenues . . . . . . . . . . . . . . . $     6,421   $     6,321
                                            ------------  ------------

     Expenses:
       Depreciation and amortization. . . .       1,164         1,103
       Operating. . . . . . . . . . . . . .         860           894
       Interest . . . . . . . . . . . . . .       1,634         1,851
       Ad valorem taxes . . . . . . . . . .         797           809
       General and administrative . . . . .          15            16
                                            ------------  ------------

            Total . . . . . . . . . . . . .       4,470         4,673
                                            ------------  ------------

     Net Income . . . . . . . . . . . . . . $     1,951   $     1,648
                                            ============  ============


     Our investment in real estate joint ventures, as reported on the balance sheets, differs from our proportionate share of the joint ventures' underlying net assets due to basis differentials, which arose upon the transfer of assets from WRI to the joint ventures. This basis differential, which totaled $4.9 million and $5.0 million at March 31, 2002 and December 31, 2001, respectively, is depreciated over the useful lives of the related assets.

     Fees earned by WRI for the management of these joint ventures totaled: $.1 million for the quarters ended March 31, 2002 and 2001, respectively.

     In December 1999, WRI sold seven industrial properties totaling 2.0 million square feet to a limited partnership in which we retained 20% ownership. WRI serves as general partner. WRI loaned $41.4 million to the partnership until August of 2000, at which time the loan was replaced with a ten-year non-recourse third party mortgage with an interest rate of 8.1%.

     In 2000, three shopping centers were acquired through joint ventures with an institutional investor. WRI loaned these three partnerships an aggregate of $32.0 million, which was replaced with ten-year non-recourse third party mortgages with a weighted average rate of 7.8%.

     In August of 2001, WRI sold its interest in two joint ventures, which owned mini-storage warehouses resulting in a gain of $2.9 million.

8.   SEGMENT  INFORMATION

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

     Information concerning WRI's reportable segments is as follows (in thousands):


                                                         SHOPPING
                                                          CENTER     INDUSTRIAL     OTHER       TOTAL
                                                        -----------  ----------  ----------  ------------
     Three Months Ended
     March 31, 2002:
         Revenues . . . . . . . . . . . . . . . . . . . $   75,608   $   9,066   $   1,235   $    85,909
         Net operating income . . . . . . . . . . . . .     55,637       6,259       1,078        62,974
         Equity in earnings of joint ventures . . . . .        987          96          (9)        1,074
         Investment in real estate joint ventures . . .     24,920                     845        25,765
         Total assets . . . . . . . . . . . . . . . . .  1,815,020     221,588     117,845     2,154,453

     Three Months Ended
     March 31, 2001:
         Revenues . . . . . . . . . . . . . . . . . . . $   58,599   $   7,662   $   1,302   $    67,563
         Net operating income . . . . . . . . . . . . .     42,651       5,443       1,012        49,106
         Equity in earnings of joint ventures . . . . .        917         125         (37)        1,005
         Investment in real estate joint ventures . . .     25,589                   1,035        26,624
         Total assets . . . . . . . . . . . . . . . . .  1,283,265     185,356      86,260     1,554,881



     Net operating income reconciles to income before discontinued operations as shown on the Statements of Consolidated Income and Comprehensive Income as follows (in thousands):

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                              2002        2001
                                                            ---------  ---------

     Total segment net operating income . . . . . . . . . . $ 62,974   $ 49,106
     Less:
          Depreciation and amortization . . . . . . . . . .   18,089     15,737
          Interest. . . . . . . . . . . . . . . . . . . . .   14,996     10,873
          General and administrative. . . . . . . . . . . .    2,676      2,375
          Minority interest in income of partnerships . . .      116         67
          Equity in earnings of joint ventures. . . . . . .   (1,074)    (1,005)
          Gain on sales of property . . . . . . . . . . . .              (4,310)
                                                            ---------  ---------
     Income Before Discontinued Operations. . . . . . . . . $ 28,171   $ 25,369
                                                            =========  =========



9.   COMMON  SHARES  OF  BENEFICIAL  INTEREST

     In February 2002, a three-for-two stock split, affected in the form of a 50% stock dividend, was declared for shareholders of record on April 1, 2002, payable April 15, 2002.

     In February 2002, we issued 198,098 common shares (pre-split) of beneficial interest. Net proceeds to WRI totaled $9.5 million based on a price of $50.48 per share (pre-split) and were used to pay down amounts outstanding under our $350 million revolving credit facility.

     On January 29, 2001, we issued 4.5 million common shares (pre-split) of beneficial interest. In February 2001, the underwriters exercised their over-allotment option and purchased an additional 200,000 shares (pre-split). Net proceeds to WRI totaled $188.1 million based on a price of $42.19 per share (pre-split). In May 2001, we issued 690,000 common shares (pre-split) of beneficial interest. Net proceeds of $27.9 million were based on a price of $42.85 per share (pre-split). In November 2001, we issued 1.8 million common shares (pre-split) of beneficial interest. Net proceeds of $86.0 million were based on a price of $50.20 per share
     (pre-split). Proceeds from these offerings were used to pay down amounts outstanding under our $350 million revolving credit facility.

10.  BANKRUPTCY  REMOTE  PROPERTIES

     On April 2, 2001, we purchased 19 supermarket-anchored shopping centers, aggregating 2.5 million square feet, in California. The purchase price for the properties was $277.5 million, including the assumption of approximately $132 million in debt secured by all 19 properties.

     These 19 properties, having a net book value of approximately $274.1 million at March 31, 2002 (collectively the "Bankruptcy Remote Properties", and each a "Bankruptcy Remote Property"), are wholly owned by various "Bankruptcy Remote Entities". Each Bankruptcy Remote Entity is an indirect subsidiary of the Company. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against the Company, its affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of the Company, any of its affiliates, or any other person or entity. Neither the Company nor any of its affiliates has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity.

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

11.  SUBSEQUENT  EVENTS

     On April 4, 2002, the Company completed the acquisition of seven supermarket-anchored shopping centers in the Raleigh-Durham market totaling
     1.15 million square feet from Bob Hughes and Associates and related partnerships. This transaction utilized a DownREIT structure whereby we issued operating partnership units that are convertible into WRI common shares and will be included in the consolidated financial statements of WRI as we exercise financial and operating control. Anchored by Food Lion (5) and Harris Teeter (2), these centers are currently 96.3% leased.

     On April 8, 2002, we also acquired Pitman Corners, a supermarket-anchored center located in Plano, Texas (a Dallas suburb), containing a total of 189,800 square feet. This acquisition brings our Dallas-Fort Worth portfolio to 10 shopping centers and 14 industrial properties aggregating over 2.7 million square feet.

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

Weingarten Realty Investors owned and operated 229 anchored shopping centers, 57 industrial properties, one multi-family residential property and one office building at March 31, 2002. Of WRI's 288 developed properties, 178 are located in Texas (including 93 in Houston and Harris County). Our remaining properties are located in California (19), Louisiana (15), Arizona (13), Nevada (10), Florida (10), Tennessee (8), Colorado (7), Arkansas (6), New Mexico (6), Kansas
(5),  Oklahoma  (4), Missouri (2), Illinois (1), North Carolina (1), Mississippi
(1), Georgia (1) and Maine (1). WRI has 5,500 leases and 4,300 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, value-oriented apparel and discount stores and other retailers, which generally sell basic necessity-type items.

CAPITAL  RESOURCES  AND  LIQUIDITY

WRI anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements. Cash on hand, borrowings under our existing credit facilities, issuance of unsecured debt and the use of project financing, as well as other debt and equity alternatives, will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows was $22.3 million for the first three months of 2002 as compared to $10.3 million for the same period of 2001. The increase was due primarily to WRI's acquisition and new development programs and improvements in the performance of its existing portfolio of properties.

Our Board of Trust Managers approved a quarterly dividend of $.555 per common share (post-split) for the first quarter of 2002. Our dividend payout ratio on common equity for the first quarter of 2002 and 2001 was 70% and 79%, respectively, based on funds from operations for the applicable period.

WRI invested $35.4 million for the acquisition of the Northridge Shopping Center located in Fort Lauderdale, Florida. This 234,600 square foot center is anchored by Publix Supermarket, Ross Dress For Less and Bally's Total Fitness, and has recently undergone redevelopment and expansion. With this acquisition, the Company now owns nine shopping centers in Florida, which collectively total over 2.0 million square feet.

On April 4, 2002, the Company completed the acquisition of seven supermarket-anchored shopping centers in the Raleigh-Durham market totaling 1.15 million square feet from Bob Hughes and Associates and related partnerships. This transaction utilized a DownREIT structure whereby we issued operating partnership units that are convertible into WRI common shares and will be included in the consolidated financial statements of WRI as we exercise financial and operating control. Anchored by Food Lion (5) and Harris Teeter
(2),  these  centers  are  currently  96.3%  leased.

On April 8, 2002, we also acquired Pitman Corners, a supermarket-anchored center located in Plano, Texas (a Dallas suburb), containing a total of 189,800 square feet. This acquisition brings our Dallas-Fort Worth portfolio to 10 shopping centers and 14 industrial properties aggregating over 2.7 million square feet.

With respect to new development, we had 16 projects at various stages of construction. These projects, upon completion, will represent an investment of approximately $203 million and will add 1.6 million square feet to the portfolio. We expect to invest approximately $79.1 million in these properties during 2002. These projects will continue to come on-line during the remainder of 2002 through mid-2003.

In January 2002, WRI issued $35 million of twelve-year 6.7% fixed-rate, unsecured medium term notes. An additional $30 million of twelve-year 6.525% fixed-rate, unsecured medium term notes were issued in February 2002.

Total debt outstanding increased $77.6 million to $1.1 billion at March 31, 2002. This increase was primarily due to the funding of the Company's acquisitions and ongoing development and redevelopment efforts. Included in total debt outstanding of $1.1 billion at March 31, 2002 is variable-rate debt of $305.8 million, after recognizing the net effect of $177.5 million of interest rate swaps.

In March 2001, we filed a $500 million shelf registration statement, of which $398.9 million is currently available. Also, we have a $400 million shelf registration statement, of which $18 million is currently available.

In February 2002, a three-for-two stock split, affected in the form of a 50% stock dividend, was declared for shareholders of record on April 1, 2002, payable April 15, 2002.

In February 2002, we issued 198,098 common shares (pre-split) of beneficial interest. Net proceeds to WRI totaled $9.5 million based on a price of $50.48 per share (pre-split) and were used to pay down amounts outstanding under our $350 million revolving credit facility.

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

Funds from operations - diluted for the three months ended March 31, 2002 and 2001 is calculated as follows:

                                                                           Three Months Ended
                                                                                March 31,
                                                                          --------------------
                                                                             2002       2001
                                                                          ---------  ---------

Net income available to common shareholders . . . . . . . . . . . . . . . $ 24,478   $ 20,392
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .   17,476     15,211
Depreciation and amortization of unconsolidated joint ventures. . . . . .      475        462
Gain on sales of property . . . . . . . . . . . . . . . . . . . . . . . .   (1,221)    (4,310)
                                                                          ---------  ---------
              Funds from operations . . . . . . . . . . . . . . . . . . .   41,208     31,755
Funds from operations attributable to operating partnership units . . . .       55         60
                                                                          ---------  ---------
              Funds from operations assuming conversion of OP units . . . $ 41,263   $ 31,815
                                                                          =========  =========

Weighted average shares outstanding - basic . . . . . . . . . . . . . . .   51,686     45,163
Effect of dilutive securities:
      Share options and awards. . . . . . . . . . . . . . . . . . . . . .      298        145
      Operating partnership units . . . . . . . . . . . . . . . . . . . .       77         77
                                                                          ---------  ---------
Weighted average shares outstanding - diluted . . . . . . . . . . . . . .   52,061     45,385
                                                                          =========  =========



RESULTS  OF  OPERATIONS
THREE  MONTHS  ENDED  MARCH  31,  2002

Net income available to common shareholders increased to $24.5 million, or $.47 per diluted share, from $20.4 million, or $.45 per diluted share for the first quarter of 2002 as compared with the same quarter of 2001. The increase in net income available to common shareholders is due primarily to a gain on the sale of a shopping center of $4.3 million in 2001, while the 2002 results include only $1.2 million of such gains.

Rental revenues were $84.9 million in 2002, as compared to $66.4 million in 2001, representing an increase of approximately $18.5 million or 27.8%. Of these increases, property acquisitions and new development contributed $18.4 million in 2002, as compared to $6.3 million for the same period of 2001. The remaining portion of these increases is due to activity at our existing properties. Occupancy of the total portfolio was 91.7% at the end of the quarter as compared to 92.3% last year. The occupancy of the retail portfolio was up slightly at 92.8% as compared to 92.5% at March 31, 2001, while the occupancy of the industrial portfolio decreased to 88.2% from 91.6% in the prior year. During the first three months of 2002, WRI completed 258 renewals or new leases comprising 1.0 million square feet at an average rental rate increase of 9.1%. Net of the amortized portion of capital costs for tenant improvements, the increase averaged 7.6%.

Gross interest costs, before capitalization of interest, increased by $4.5 million from $12.9 million in the first quarter of 2001 to $17.4 million for the first quarter of 2002. The increase is due primarily to an increase in the average debt outstanding between periods of $695.0 in 2001 to $1.1 billion in 2002. The average interest rate decreased from 7.3% in 2001 to 6.4% in 2002. The amount of interest capitalized during the period was $2.4 million and $2.0 million in 2002 and 2001, respectively.

General and administrative expenses increased by $.3 million to $2.7 million in the first quarter of 2002 from $2.4 million in the same quarter of 2001. The increase is due primarily to an increase in staffing necessitated by the growth in the portfolio from acquisitions and new development.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of WRI's acquisitions and new development programs.

NEWLY  ADOPTED  ACCOUNTING  PRONOUNCEMENTS

On January 1, 2002, WRI adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses accounting and reporting for the impairment or disposal of a segment of a business. More specifically, this Statement broadens the presentation of discontinued operations to include a component of an entity whose operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.

In March 2002, we sold two retail projects located in Houston and San Antonio, Texas. Accordingly, the operating results of the disposed shopping centers have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income. Included in the December 31, 2001 Consolidated Balance Sheet was $1.5 million of Property and $1.0 million of Accumulated Depreciation associated with the shopping centers that were sold.

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

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

WRI uses fixed and floating-rate debt to finance its capital requirements. These transactions expose WRI to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose WRI to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At March 31, 2002, WRI had fixed-rate debt of $842.7 million and variable-rate debt of $305.8 million, after adjusting for the net effect of $177.5 million of interest rate swaps.

PART  II
OTHER  INFORMATION

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

      (a)    Exhibits (numbered in accordance with Item 601 of Regulation S-K)

             (12) A statement of computation of ratios of earnings and funds from operations to combined fixed charges and preferred dividends.


      (b)    Reports  on  Form  8-K

                     A Form 8-K, dated February 27, 2002, was filed in response to Item 5., Other Events and Item 7., Financial Statements, Pro Forma Financial Information and Exhibits.

                     A Form 8-K, dated February 28, 2002, was filed in response to Item 5., Other Events and Item 7., Financial Statements, Pro Forma Financial Information and Exhibits.

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




                                            WEINGARTEN  REALTY  INVESTORS
                                            -----------------------------
                                                      (Registrant)



                                            BY:   /s/  Andrew  M.  Alexander
                                            ----------------------------------
                                                   Andrew  M.  Alexander
                                            President/Chief  Executive  Officer
                                              (Principal  Executive  Officer)



                                            BY:    /s/  Joe  D.  Shafer
                                            ----------------------------------
                                                     Joe  D.  Shafer
                                                Vice  President/Controller
                                             (Principal  Accounting  Officer)



DATE:     May  15,  2002
          --------------