Form 10-Q
period 2002-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2002-08-13
CIK 828916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q
(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

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
                               ----       ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 5, 2002, there were 51,973,522 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

                                     PART 1
                              FINANCIAL INFORMATION

ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS

                           WEINGARTEN REALTY INVESTORS
           STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              Three Months Ended        Six Months Ended
                                                                   June 30,                 June 30,
                                                             --------------------    ----------------------
                                                                2002       2001         2002        2001
                                                             ---------  ---------    ----------  ----------
Revenues:
  Rentals . . . . . . . . . . . . . . . . . . . . . . . . .  $ 90,338   $ 76,493     $ 174,597   $ 142,392
  Interest income . . . . . . . . . . . . . . . . . . . . .       231        349           431         649
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .     1,257      1,539         2,018       2,347
                                                             ---------  ---------    ----------  ----------

       Total. . . . . . . . . . . . . . . . . . . . . . . .    91,826     78,381       177,046     145,388
                                                             ---------  ---------    ----------  ----------
Expenses:
  Depreciation and amortization . . . . . . . . . . . . . .    19,291     16,541        37,186      31,976
  Interest. . . . . . . . . . . . . . . . . . . . . . . . .    16,532     14,522        31,528      25,395
  Operating . . . . . . . . . . . . . . . . . . . . . . . .    13,623     10,749        25,980      20,526
  Ad valorem taxes. . . . . . . . . . . . . . . . . . . . .    10,860      9,596        21,141      18,021
  General and administrative. . . . . . . . . . . . . . . .     3,398      2,729         6,074       5,104
                                                             ---------  ---------    ----------  ----------

       Total. . . . . . . . . . . . . . . . . . . . . . . .    63,704     54,137       121,909     101,022
                                                             ---------  ---------    ----------  ----------

Income Before Equity in Earnings of Joint  Ventures,
     Minority  Interest in Income of Partnerships, Gain on
     Sale of Properties and Discontinued Operations . . . .    28,122     24,244        55,137      44,366
Equity in Earnings of Joint Ventures. . . . . . . . . . . .       965      1,042         2,039       2,047
Minority Interest in Income of Partnerships . . . . . . . .      (943)      (115)       (1,059)       (182)
Gain on Sale of Properties. . . . . . . . . . . . . . . . .                  674                     4,984
                                                             ---------  ---------    ----------  ----------
Income Before Discontinued Operations . . . . . . . . . . .    28,144     25,845        56,117      51,215
                                                             ---------  ---------    ----------  ----------
Operating Income from Discontinued Operations . . . . . . .        71        136           294         168
Gain on Sale of Properties. . . . . . . . . . . . . . . . .     3,119                    4,340
                                                             ---------  ---------    ----------  ----------
       Income From Discontinued Operations. . . . . . . . .     3,190        136         4,634         168
                                                             ---------  ---------    ----------  ----------
Net Income. . . . . . . . . . . . . . . . . . . . . . . . .    31,334     25,981        60,751      51,383
Dividends on Preferred Shares . . . . . . . . . . . . . . .     4,939      5,010         9,878      10,020
                                                             ---------  ---------    ----------  ----------
Net Income Available to Common Shareholders . . . . . . . .  $ 26,395   $ 20,971     $  50,873   $  41,363
                                                             =========  =========    ==========  ==========

Net Income Per Common Share - Basic:
  Income Before Discontinued Operations . . . . . . . . . .       .45        .44           .89         .89
  Income From Discontinued Operations . . . . . . . . . . .       .06                      .09
                                                             ---------  ---------    ----------  ----------
  Net Income. . . . . . . . . . . . . . . . . . . . . . . .  $    .51   $    .44     $     .98   $     .89
                                                             =========  =========    ==========  ==========
Net Income Per Common Share - Diluted:
  Income Before Discontinued Operations . . . . . . . . . .       .45        .43           .89         .88
  Income From Discontinued Operations . . . . . . . . . . .       .06                      .09
                                                             ---------  ---------    ----------  ----------
  Net Income. . . . . . . . . . . . . . . . . . . . . . . .  $    .51   $    .43     $     .98   $     .88
                                                             =========  =========    ==========  ==========

Net Income. . . . . . . . . . . . . . . . . . . . . . . . .  $ 31,334   $ 25,981     $  60,751   $  51,383
                                                             ---------  ---------    ----------  ----------

Other Comprehensive Income (Loss):
  Cumulative effect of change in accounting principle
    (SFAS 133) on other comprehensive loss. . . . . . . . .                                         (1,877)
  Unrealized derivative gain (loss) on interest rate swaps.      (445)       282        (3,735)       (987)
  Unrealized derivative gain (loss) on forward-starting
    interest rate swaps . . . . . . . . . . . . . . . . . .       (39)     3,771         1,441       3,771
                                                             ---------  ---------    ----------  ----------
Other Comprehensive Income (Loss) . . . . . . . . . . . . .      (484)     4,053        (2,294)        907
                                                             ---------  ---------    ----------  ----------

Comprehensive Income. . . . . . . . . . . . . . . . . . . .  $ 30,850   $ 30,034     $  58,457   $  52,290
                                                             =========  =========    ==========  ==========


                See Notes to Consolidated Financial Statements.


                                         WEINGARTEN REALTY INVESTORS
                                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                 June 30,      December 31,
                                                                                   2002            2001
                                                                               ------------    ------------

                                  ASSETS
Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 2,555,925     $ 2,352,393
Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .    (432,619)       (402,958)
                                                                               ------------    ------------
    Property - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,123,306       1,949,435

Investment in Real Estate Joint Ventures . . . . . . . . . . . . . . . . . . .      30,732          25,742
                                                                               ------------    ------------
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,154,038       1,975,177

Notes Receivable from Real Estate Joint Ventures and Partnerships. . . . . . .       6,351           6,068
Unamortized Debt and Lease Costs . . . . . . . . . . . . . . . . . . . . . . .      46,775          42,755
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $3,710 in 2002 and $2,926 in 2001) . . . . . . . . . . . . . . .      26,911          32,382
Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .      36,143          12,434
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28,963          26,931
                                                                               ------------    ------------

                    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . $ 2,299,181     $ 2,095,747
                                                                               ============    ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,220,391     $ 1,070,835
Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . . . . . . .      74,305          80,412
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22,588          19,542
                                                                               ------------    ------------

        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,317,284       1,170,789
                                                                               ------------    ------------

Minority Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      54,718           3,886
                                                                               ------------    ------------

Commitments and Contingencies

Shareholders' Equity:
    Preferred Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 10,000
        7.44% Series A cumulative redeemable preferred shares of
          beneficial interest;  3,000 shares issued and outstanding;
          liquidation preference $25 per share . . . . . . . . . . . . . . . .          90              90
        7.125% Series B cumulative redeemable preferred shares of
          beneficial interest;  3,600 shares issued and 3,520 and 3,526 shares
          outstanding in 2002 and 2001; liquidation preference $25 per share .         106             106
        7.0% Series C cumulative redeemable preferred shares of
          beneficial interest;  2,300 shares issued and 2,255 and 2,256 shares
          outstanding in 2002 and 2001; liquidation preference $50 per share .          67              67
    Common Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 150,000; shares issued and outstanding:
      51,970 in 2002 and 51,521 in 2001. . . . . . . . . . . . . . . . . . . .       1,556           1,548
  Capital Surplus. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,079,015       1,066,757
  Accumulated Dividends in Excess of Net Income. . . . . . . . . . . . . . . .    (151,361)       (144,560)
  Accumulated Other Comprehensive Loss . . . . . . . . . . . . . . . . . . . .      (2,294)         (2,936)
                                                                               ------------    ------------
    Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . .     927,179         921,072
                                                                               ------------    ------------

                    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . $ 2,299,181     $ 2,095,747
                                                                               ============    ============


                See Notes to Consolidated Financial Statements.


                                  WEINGARTEN REALTY INVESTORS
                             STATEMENTS OF CONSOLIDATED CASH FLOWS
                                          (UNAUDITED)
                                     (AMOUNTS IN THOUSANDS)



                                                                           Six Months Ended
                                                                               June 30,
                                                                      --------------------------
                                                                          2002           2001
                                                                      -----------    -----------
Cash Flows from Operating Activities:
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . $   60,751     $   51,383
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . .     37,588         32,466
          Equity in earnings of joint ventures. . . . . . . . . . . .     (2,039)        (2,047)
          Minority interest in income of partnerships . . . . . . . .      1,059            182
          Gain on sale of properties. . . . . . . . . . . . . . . . .     (4,340)        (4,984)
          Changes in accrued rent and accounts receivable . . . . . .      4,341          2,168
          Changes in other assets . . . . . . . . . . . . . . . . . .    (10,933)       (16,272)
          Changes in accounts payable and accrued expenses. . . . . .     (3,585)        (6,215)
          Other, net. . . . . . . . . . . . . . . . . . . . . . . . .        303          1,007
                                                                      -----------    -----------
            Net cash provided by operating activities . . . . . . . .     83,145         57,688
                                                                      -----------    -----------

Cash Flows from Investing Activities:
    Investment in properties. . . . . . . . . . . . . . . . . . . . .   (116,312)      (288,669)
    Notes Receivable:
          Advances. . . . . . . . . . . . . . . . . . . . . . . . . .       (653)        (1,861)
          Collections . . . . . . . . . . . . . . . . . . . . . . . .      2,032            158
    Proceeds from sales and disposition of property                       20,134          6,811
    Real estate joint ventures and partnerships:
          Investments . . . . . . . . . . . . . . . . . . . . . . . .     (5,355)        (1,010)
          Distributions . . . . . . . . . . . . . . . . . . . . . . .      2,130          2,414
                                                                      -----------    -----------
            Net cash used in investing activities . . . . . . . . . .    (98,024)      (282,157)
                                                                      -----------    -----------

Cash Flows from Financing Activities:
    Proceeds from issuance of:
          Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .    122,000        166,590
          Common shares of beneficial interest. . . . . . . . . . . .     11,886        218,089
    Principal payments of debt. . . . . . . . . . . . . . . . . . . .    (27,667)      (102,155)
    Common and preferred dividends paid . . . . . . . . . . . . . . .    (67,552)       (60,574)
    Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (79)           554
                                                                      -----------    -----------
            Net cash provided by financing activities . . . . . . . .     38,588        222,504
                                                                      -----------    -----------

Net increase (decrease) in cash and cash equivalents. . . . . . . . .     23,709         (1,965)
Cash and cash equivalents at January 1. . . . . . . . . . . . . . . .     12,434          7,321
                                                                      -----------    -----------

Cash and cash equivalents at June 30. . . . . . . . . . . . . . . . . $   36,143     $    5,356
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

     In  March  2002,  we  sold  two  retail projects located in Houston and San
     Antonio, Texas. In June 2002, the River Pointe Apartments located in Conroe, Texas were sold. Accordingly, the operating results of the disposed properties have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income. Included in the December 31, 2001 Consolidated Balance Sheet was $18.5 million of Property and $2.5 million of Accumulated Depreciation associated with the two shopping centers and the multi-family residential project that were sold.

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

     In April 2002, FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." The purpose of this statement is to update, clarify and simplify existing accounting standards. We adopted this statement effective April 30, 2002 and determined that the adoption of this statement did not have a material impact on our financial position, results of operations, or cash flows.

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

     WRI hedges the future cash flows of debt transactions principally through interest rate swaps with major financial institutions. WRI has four interest rate swap contracts with an aggregate notional amount of $70 million, which are designated as cash flow hedges, and eleven interest rate swap contracts with an aggregate notional amount of $107.5 million, which are designated as fair value hedges. In July 2002, one interest rate swap matured with a notional amount of $25 million.

     On June 30, 2002, the derivative instruments designated as cash flow hedges were reported at their fair values as Other Liabilities of $3.8 million. The derivative instruments designated as fair value hedges on June 30, 2002 were reported at their fair values as Other Assets and Fixed-Rate Debt of $3.3 million.

     Within the next twelve months, the Company expects to reclassify to earnings as interest expense approximately $2.6 million of the current balance held in accumulated other comprehensive loss. As of June 30, 2002, the balance in accumulated other comprehensive loss relating to the derivatives was $2.3 million. With respect to fair value hedges, both changes in fair market value of the derivative hedging instrument and changes in the fair value of the hedged item will be recorded in earnings each reporting period. These amounts should completely offset with no impact to earnings, except for the portion of the hedge that proves to be ineffective, if any.

4.   PER  SHARE  DATA

     Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding that have been adjusted for the three-for-two share split described in Footnote
     9. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated, as follows (in thousands):


                                                               Three Months Ended       Six Months Ended
                                                                    June 30,               June 30,
                                                               --------------------    --------------------
                                                                 2002       2001         2002       2001
                                                               ---------  ---------    ---------  ---------
     Numerator:
     Net income available to common shareholders - basic . . . $ 26,395   $ 20,971    $ 50,873    $ 41,363
     Income attributable to operating partnership units. . . .      845         29         875          64
                                                               ---------  ---------    ---------  ---------
     Net income available to common shareholders - diluted . . $ 27,240   $ 21,000     $ 51,748   $ 41,427
                                                               =========  =========    =========  =========

     Denominator:
     Weighted average shares outstanding - basic . . . . . . .   51,926     48,135       51,806     46,658
     Effect of dilutive securities:
           Share options and awards. . . . . . . . . . . . . .      396        170          344        142
           Operating partnership units . . . . . . . . . . . .    1,432         77          759         77
                                                               ---------  ---------    ---------  ---------
     Weighted average shares outstanding - diluted . . . . . .   53,754     48,382       52,909     46,877
                                                               =========  =========    =========  =========


     Options to purchase 150 and 1,200 common shares for the second quarter ended June 30, 2002 and 2001, respectively were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price, while 150 and 1,950 common shares have been excluded from the calculation of net income per common share-diluted for the six months ended June 30, 2002 and 2001, respectively.

5.   DEBT

     WRI's  debt  consists  of  the  following  (in  thousands):


                                                                          June 30,      December 31,
                                                                            2002            2001
                                                                        ------------    ------------
     Fixed-rate debt payable to 2030 at 6.0% to 8.75% . . . . . . . . . $   889,546     $   796,900
     Variable-rate unsecured notes payable. . . . . . . . . . . . . . .     100,000         100,000
     Unsecured notes payable under revolving credit agreements. . . . .     191,500         134,500
     Obligations under capital leases . . . . . . . . . . . . . . . . .      33,534          33,554
     Industrial revenue bonds payable to 2015 at 1.3% to 3.6% . . . . .       5,798           5,868
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13              13
                                                                        ------------    ------------

                  Total . . . . . . . . . . . . . . . . . . . . . . . . $ 1,220,391     $ 1,070,835
                                                                        ============    ============


     At June 30, 2002, the variable interest rate for notes payable under the $50 million term loan agreement was 2.36%, and the $350 million revolving credit agreement was 2.44%. At June 30, 2002, $18.5 million was outstanding under the $20 million revolving credit agreement at 2.31%.

     In January 2002, WRI issued $35 million of twelve-year 6.7% fixed-rate, unsecured medium term notes. An additional $30 million of twelve-year 6.525% fixed-rate, unsecured medium term notes were issued in February 2002.

     Subsequent to quarter-end, the Company issued $62 million of unsecured fixed-rate medium term notes. On July 1, 2002, WRI issued $10 million of five-year 5.29% fixed-rate medium term notes. An additional $42 million was issued on July 15, 2002 consisting of $15 million five-year and $27 million eleven-year fixed-rate medium term notes at 5.14% and 6.11%, respectively. On July 18, 2002, WRI issued an additional $10 million of ten-year 6.00% fixed-rate medium term notes. Proceeds received were used to pay down amounts outstanding under our $350 million revolving credit facility.

     In March 2001, we filed a $500 million shelf registration statement, of which $336.9 million is currently available. Also, we have a $400 million shelf registration statement, of which $18 million is currently available.

     WRI's  debt  can  be  summarized  as  follows  (in  thousands):


                                                     June 30,       December 31,
                                                       2002            2001
                                                   ------------    ------------
     As to interest rate (including the effects of
         interest rate swaps):
             Fixed-rate debt . . . . . . . . . . . $   873,132     $   780,500
             Variable-rate debt. . . . . . . . . .     347,259         290,335
                                                   ------------    ------------

             Total . . . . . . . . . . . . . . . . $ 1,220,391     $ 1,070,835
                                                   ============    ============

     As to collateralization:
             Unsecured debt. . . . . . . . . . . . $   897,849     $   798,524
             Secured debt. . . . . . . . . . . . .     322,542         272,311
                                                   ------------    ------------

             Total . . . . . . . . . . . . . . . . $ 1,220,391     $ 1,070,835
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

     WRI has two interest rate swap contracts with an aggregate notional amount of $20 million that serve as a hedge against changes in interest rates on a like amount of our $350 million variable-rate revolving credit facility.
     Such contracts, which expire in 2004, have been outstanding since their purchase in 1992 and fix the interest rate at 7.7%. We also entered into two additional interest rate swaps for a notional amount of $25 million each which serve as hedges against changes in interest rates on two separate $25 million variable-rate medium term notes. These swaps fix the interest rates on the medium term notes at 7.0% and 6.8%, respectively. Subsequent to quarter-end, one interest rate swap with a notional of $25 million matured in July 2002 with the remaining interest rate swap of $25 million maturing in July 2003.

6.   PROPERTY

     WRI's  property  consists  of  the  following  (in  thousands):




                                        June 30,      December 31,
                                          2002            2001
                                      ------------    ------------

     Land . . . . . . . . . . . . . . $   474,609      $  439,332
     Land held for development. . . .      22,957          24,131
     Land under development . . . . .      53,861          56,414
     Buildings and improvements . . .   1,906,057       1,750,059
     Construction in-progress              98,441          82,457
                                      ------------    ------------

     Total. . . . . . . . . . . . . . $ 2,555,925     $ 2,352,393
                                      ============    ============


     Interest and ad valorem taxes capitalized to land under development or buildings under construction was $2.5 million for the quarters ended June 30, 2002 and 2001, respectively, and $5.1 million and $4.5 million for the six months ended June 30, 2002 and 2001, respectively.

7.   INVESTMENTS  IN  REAL  ESTATE  JOINT  VENTURES

     WRI owns interests in 16 joint ventures or limited partnerships where we do not exercise financial and operating control. These partnerships are accounted for under the equity method since WRI exercises significant influence. Our interests in these joint ventures and limited partnerships range from 20% to 75% and, with the exception of one partnership, which owns seven industrial properties, each venture owns a single real estate asset. Combined condensed financial information of these ventures (at 100%) is summarized as follows (in thousands):


                                           June 30,     December 31,
                                             2002           2001
                                         ------------    ------------
          Combined Balance Sheets

     Property. . . . . . . . . . . . . . $   181,771     $   171,344
     Accumulated Depreciation. . . . . .     (27,038)        (24,941)
                                         ------------    ------------
        Property - net . . . . . . . . .     154,733         146,403

     Other Assets. . . . . . . . . . . .      10,539          11,373
                                         ------------    ------------

               Total . . . . . . . . . . $   165,272     $   157,776
                                         ============    ============


     Debt. . . . . . . . . . . . . . . . $    76,292     $    76,635
     Amounts Payable to WRI. . . . . . .       9,239           9,270
     Other liabilities . . . . . . . . .       3,223           4,705
     Accumulated Equity. . . . . . . . .      76,518          67,166
                                         ------------    ------------

               Total . . . . . . . . . . $   165,272     $   157,776
                                         ============    ============




            Combined Statements of Income
                                              Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                             --------------------    --------------------
                                                2002       2001         2002      2001
                                             ---------  ---------    ---------  ---------

     Revenues. . . . . . . . . . . . . . . . $  6,281   $  6,442     $ 12,702   $ 12,763
                                             ---------  ---------    ---------  ---------

     Expenses:
       Depreciation and amortization . . . .    1,319      1,143        2,483      2,246
       Operating . . . . . . . . . . . . . .      848        899        1,708      1,793
       Interest. . . . . . . . . . . . . . .    1,629      1,828        3,263      3,679
       Ad valorem taxes. . . . . . . . . . .      796        783        1,593      1,592
       General and administrative. . . . . .       13         28           28         44
                                             ---------  ---------    ---------  ---------

             Total . . . . . . . . . . . . .    4,605      4,681        9,075      9,354
                                             ---------  ---------    ---------  ---------

     Net Income. . . . . . . . . . . . . . . $  1,676   $  1,761     $  3,627   $  3,409
                                             =========  =========    =========  =========


     Our investment in real estate joint ventures, as reported on the balance sheets, differs from our proportionate share of the joint ventures' underlying net assets due to basis differentials, which arose upon the transfer of assets from WRI to the joint ventures. This basis differential, which totaled $4.8 million and $5.0 million at June 30, 2002 and December 31, 2001, respectively, is depreciated over the useful lives of the related assets.

     Fees earned by WRI for the management of these joint ventures totaled: $.1 million for the quarters ended June 30, 2002 and 2001, respectively, and $.3 million and $.2 million for the six months ended June 30, 2002 and 2001, respectively.

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

     In May of 2002, a 50% owned joint venture commenced construction on Tropicana Beltway Center, a 660,000 square foot center in Las Vegas, Nevada, which will include a corporate-owned WalMart of 224,000 square feet and a corporate-owned Lowe's of 170,000 square feet.

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

Information  concerning  WRI's reportable segments is as follows (in thousands):


                                                          SHOPPING
                                                           CENTER     INDUSTRIAL     OTHER      TOTAL
                                                        ------------  ----------  ----------  ------------
     Three Months Ended
     June 30, 2002:
         Revenues . . . . . . . . . . . . . . . . . . . $    82,205   $   9,234   $     387   $    91,826
         Net operating income . . . . . . . . . . . . .      60,518       6,376         449        67,343
         Equity in earnings of joint ventures . . . . .         921          59         (15)          965
         Investment in real estate joint ventures . . .      29,881                     851        30,732
         Total assets . . . . . . . . . . . . . . . . .   1,962,078     222,027     115,076     2,299,181

     Three Months Ended
     June 30, 2001:
         Revenues . . . . . . . . . . . . . . . . . . . $    69,648   $   7,981   $     752   $    78,381
         Net operating income . . . . . . . . . . . . .      51,368       5,628       1,040        58,036
         Equity in earnings of joint ventures . . . . .         930         135         (23)        1,042
         Investment in real estate joint ventures . . .      25,131                   1,187        26,318
         Total assets . . . . . . . . . . . . . . . . .   1,639,061     184,560      93,337     1,916,958

     Six Months Ended
     June 30, 2002:
         Revenues . . . . . . . . . . . . . . . . . . . $   157,813   $  18,300   $     933   $   177,046
         Net operating income . . . . . . . . . . . . .     116,164      12,635       1,126       129,925
         Equity in earnings of joint ventures . . . . .       1,908         155         (24)        2,039

     Six Months Ended
     June 30, 2001:
         Revenues . . . . . . . . . . . . . . . . . . . $   128,248   $  15,643   $   1,497   $   145,388
         Net operating income . . . . . . . . . . . . .      94,019      11,071       1,751       106,841
         Equity in earnings of joint ventures . . . . .       1,847         260         (60)        2,047


     Net operating income reconciles to income before discontinued operations as shown on the Statements of Consolidated Income and Comprehensive Income as follows (in thousands):



                                                            Three Months Ended          Six Months Ended
                                                                 June 30,                   June 30,
                                                          ----------------------    -----------------------
                                                              2002        2001           2002        2001
                                                           ----------  ----------    ----------  ----------

     Total segment net operating income . . . . . . . . .  $  67,343   $  58,036     $ 129,925   $ 106,841
     Less:
          Depreciation and amortization . . . . . . . . .     19,291      16,541        37,186      31,976
          Interest. . . . . . . . . . . . . . . . . . . .     16,532      14,522        31,528      25,395
          General and administrative. . . . . . . . . . .      3,398       2,729         6,074       5,104
          Minority interest in income of partnerships . .        943         115         1,059         182
          Equity in earnings of joint ventures. . . . . .       (965)     (1,042)       (2,039)     (2,047)
          Gain on sale of properties. . . . . . . . . . .                   (674)                   (4,984)
                                                           ----------  ----------    ----------  ----------
     Income Before Discontinued Operations. . . . . . . .  $  28,144   $  25,845     $  56,117   $  51,215
                                                           ==========  ==========    ==========  ==========


9.   COMMON  SHARES  OF  BENEFICIAL  INTEREST

     In February 2002, a three-for-two share split, affected in the form of a 50% share dividend, was declared for shareholders of record on April 1, 2002, payable April 15, 2002. We issued 17.3 million common shares of beneficial interest as a result of the share split. All references to the number of shares and per share amounts have been restated to reflect the share split, and an amount equal to the par value of the number of common shares issued have been reclassified to common stock from retained earnings.

     In February 2002, we completed the sale of .3 million common shares of beneficial interest. Net proceeds to WRI totaled $9.5 million based on a price of $33.65 per share and were used to pay down amounts outstanding under our $350 million revolving credit facility.

     On January 29, 2001, we issued 6.8 million common shares of beneficial interest in a secondary public offering. In February 2001, the underwriters exercised their over-allotment option and purchased an additional 300,000 shares. Net proceeds to WRI totaled $188.1 million based on a price of $28.13 per share. In May 2001, we issued 1.0 million common shares of beneficial interest in a secondary public offering. Net proceeds of $27.9 million were based on a price of $28.57 per share. In November 2001, we issued 2.7 million common shares of beneficial interest in a secondary public offering. Net proceeds of $86.0 million were based on a price of $33.47 per share. Proceeds from these offerings were used to pay down amounts outstanding under our $350 million revolving credit facility.

10.  BANKRUPTCY  REMOTE  PROPERTIES

     On April 2, 2001, we purchased 19 supermarket-anchored shopping centers, aggregating 2.5 million square feet, in California. The purchase price for the properties was $277.5 million, including the assumption of approximately $132 million in debt secured by all 19 properties.

     These 19 properties, having a net book value of approximately $272.7 million at June 30, 2002 (collectively the "Bankruptcy Remote Properties", and each a "Bankruptcy Remote Property"), are wholly owned by various "Bankruptcy Remote Entities". Each Bankruptcy Remote Entity is an indirect subsidiary of the Company. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against the Company, its affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of the Company, any of its affiliates, or any other person or entity. Neither the Company nor any of its affiliates has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity.

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

Weingarten Realty Investors owned and operated 239 anchored shopping centers, 57 industrial properties and one office building at June 30, 2002. Of WRI's 297 developed properties, 178 are located in Texas (including 93 in Houston and Harris County). Our remaining properties are located in California (19), Louisiana (15), Arizona (13), Florida (11), Nevada (10), Tennessee (8), Colorado
(8), North Carolina (8), Arkansas (6), New Mexico (6), Kansas (5), Oklahoma (4), Missouri (2), Illinois (1), Mississippi (1), Georgia (1) and Maine (1). WRI has 5,600 leases and 4,400 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, value-oriented apparel and discount stores and other retailers, which generally sell basic necessity-type items.

CAPITAL  RESOURCES  AND  LIQUIDITY

WRI anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements. Cash on hand, borrowings under our existing credit facilities, issuance of unsecured debt and the use of project financing, as well as other debt and equity alternatives, will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows was $83.1 million for the first six months of 2002 as compared to $57.7 million for the same period of 2001. The increase was due primarily to WRI's acquisition and new development programs and improvements in the performance of its existing portfolio of properties.

Our Board of Trust Managers approved a quarterly dividend of $.555 per common share for the second quarter of 2002. Our dividend payout ratio on common equity for the second quarter of 2002 and 2001 was 68% and 69%, respectively, based on funds from operations for the applicable period.

WRI invested $125.8 million for the acquisition of ten shopping centers during the second quarter.

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

On June 21, 2002, Westminster Plaza, a 91,300 square foot center located in Westminster, Colorado, was acquired through a 50% joint venture with our Denver-based development partner. This joint venture will be included in the consolidated financial statements of WRI as we exercise financial and operating control.

On June 28, 2002, we acquired Lake Washington Square, an 112,000 square foot center located in Melbourne, Florida.

In May 2002, a 50% owned joint venture commenced construction on Tropicana Beltway Center, a 660,000 square foot center in Las Vegas, Nevada, which will include a corporate-owned WalMart of 224,000 square feet and a corporate-owned Lowe's of 170,000 square feet. This joint venture will be accounted for using the equity method of accounting, as WRI has the ability to exercise significant influence, but does not have financial or operating control.

With respect to new development, we had 17 projects at various stages of construction. These projects, upon completion, will represent an investment of approximately $228 million and will add 1.8 million square feet to the portfolio. We expect to invest approximately $80.1 million in these properties during 2002. These projects will continue to come on-line during the remainder of 2002 through 2003.

In January 2002, WRI issued $35 million of twelve-year 6.7% fixed-rate, unsecured medium term notes. An additional $30 million of twelve-year 6.525% fixed-rate, unsecured medium term notes were issued in February 2002.

Subsequent to quarter-end, the Company issued $62 million of unsecured fixed-rate medium term notes. On July 1, 2002, WRI issued $10 million of five-year 5.29% fixed-rate medium term notes. An additional $42 million was issued on July 15, 2002 consisting of $15 million five-year and $27 million eleven-year fixed-rate medium term notes at 5.14% and 6.11%, respectively. On July 18, 2002, WRI issued an additional $10 million of ten-year 6.00% fixed-rate medium term notes. Proceeds received were used to pay down amounts outstanding under our $350 million revolving credit facility.

Total debt outstanding increased $149.6 million to $1.2 billion at June 30, 2002. This increase was primarily due to the funding of the Company's acquisitions and ongoing development and redevelopment efforts. Included in total debt outstanding of $1.2 billion at June 30, 2002 is variable-rate debt of $347.3 million, after recognizing the net effect of $177.5 million of interest rate swaps.

In March 2001, we filed a $500 million shelf registration statement, of which $336.9 million is currently available. Also, we have a $400 million shelf registration statement, of which $18 million is currently available.

In February 2002, a three-for-two share split, affected in the form of a 50% share dividend, was declared for shareholders of record on April 1, 2002, payable April 15, 2002. We issued 17.3 million common shares of beneficial interest as a result of the share split.

In February 2002, we completed the sale of .3 million common shares of beneficial interest. Net proceeds to WRI totaled $9.5 million based on a price of $33.65 per share and were used to pay down amounts outstanding under our $350 million revolving credit facility.

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

Funds from operations - diluted for the three and six months ended June 30, 2002 and 2001 is calculated as follows:


                                                         Three Months Ended      Six Months Ended
                                                               June 30,               June 30,
                                                        --------------------    --------------------
                                                           2002       2001         2002       2001
                                                        ---------  ---------    ---------  ---------
Net income available to common shareholders . . . . . . $ 26,395   $ 20,971     $ 50,873   $ 41,363
Depreciation and amortization . . . . . . . . . . . . .   18,754     16,235       36,230     31,446
Depreciation and amortization of unconsolidated
  joint ventures. . . . . . . . . . . . . . . . . . . .      543        479        1,018        941
Gain on sale of properties. . . . . . . . . . . . . . .   (3,119)      (674)      (4,340)    (4,984)
                                                        ---------  ---------    ---------  ---------
              Funds from operations . . . . . . . . . .   42,573     37,011       83,781     68,766
Funds from operations attributable to operating
  partnership units . . . . . . . . . . . . . . . . . .    1,144         53        1,199        113
                                                        ---------  ---------    ---------  ---------
              Funds from operations assuming
                conversion of OP units. . . . . . . . . $ 43,717   $ 37,064     $ 84,980   $ 68,879
                                                        =========  =========    =========  =========

Weighted average shares outstanding - basic . . . . . .   51,926     48,135       51,806     46,658
Effect of dilutive securities:
      Share options and awards. . . . . . . . . . . . .      396        170          344        142
      Operating partnership units . . . . . . . . . . .    1,432         77          759         77
                                                        ---------  ---------    ---------  ---------
Weighted average shares outstanding - diluted . . . . .   53,754     48,382       52,909     46,877
                                                        =========  =========    =========  =========


RESULTS  OF  OPERATIONS
THREE  MONTHS  ENDED  JUNE  30,  2002  AND  2001

Net income available to common shareholders increased to $26.4 million, or $.51 per diluted share, from $21.0 million, or $.43 per diluted share for the second quarter of 2002 as compared with the same quarter of 2001. The increase in net income available to common shareholders is due primarily from growth in the portfolio from acquisitions and new development, and the $3.1 million gain on the sale of the multi-family residential project.

Rental revenues were $90.3 million in 2002, as compared to $76.5 million in 2001, representing an increase of approximately $13.8 million or 18.1%. Of these increases, property acquisitions and new development contributed $11.8 million in 2002, as compared to $16.8 million for the same period of 2001. The remaining portion of these increases is due to activity at our existing properties. Occupancy of the total portfolio was 91.3% at June 30, 2002 as compared to 92.7% last year. The occupancy of the retail portfolio was down slightly at 91.9% as compared to 92.8% at June 30,2001, while the occupancy of the industrial portfolio decreased to 89.0% from 92.1% in the prior year. The decrease in the retail portfolio is due to three K-Mart and two Service Merchandise stores that were vacated during the second quarter, representing approximately 370,000 square feet. During the first six months of 2002, WRI completed 584 renewals or new leases comprising 2.3 million square feet at an average rental rate increase of 9.9%. Net of the amortized portion of capital costs for tenant improvements, the increase averaged 8.1%.

Gross interest costs, before capitalization of interest, increased by $2.0 million from $16.9 million in the second quarter of 2001 to $18.9 million for the second quarter of 2002. The increase is due primarily to an increase in the average debt outstanding between periods of $962.6 in 2001 to $1.2 billion in 2002. The average interest rate decreased from 7.0% in 2001 to 6.4% in 2002. The amount of interest capitalized during the period was $2.3 million and $2.4 million in 2002 and 2001, respectively.

General and administrative expenses increased by $.7 million to $3.4 million in the second quarter of 2002 from $2.7 million for the same quarter of 2001. The increase is due primarily to an increase in staffing necessitated by the growth in the portfolio from acquisitions and new development.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of WRI's acquisitions and new development programs.

RESULTS  OF  OPERATIONS
SIX  MONTHS  ENDED  JUNE  30,  2002  AND  2001

Net income available to common shareholders increased to $50.9 million, or $.98 per diluted share, from $41.4 million, or $.88 per diluted share for the six months of 2002 as compared with the same period of 2001. The increase in net income available to common shareholders is due primarily from growth in the portfolio from acquisitions and new development.

Rental revenues were $174.6 million in 2002, as compared to $142.4 million in 2001, representing an increase of approximately $32.2 million or 22.6%. Of these increases, property acquisitions and new development contributed $30.1 million in 2002, as compared to $23.1 million for the same period of 2001. The remaining portion of these increases is due to activity at our existing properties.

Gross interest costs, before capitalization of interest, increased by $6.5 million from $29.7 million for the six months of 2001 to $36.3 million for the six months of 2002. The increase is due primarily to an increase in the average debt outstanding between periods of $829.1 million in 2001 to $1.1 billion in 2002. The average interest rate decreased from 7.2% in 2001 to 6.4% in 2002. The amount of interest capitalized during the period was $4.7 million and $4.3 million in 2002 and 2001, respectively.

General and administrative expenses increased by $1.0 million to $6.1 million for the six months of 2002 from $5.1 million for the same period of 2001. The increase is due primarily to an increase in staffing necessitated by the growth in the portfolio from acquisitions and new development.

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

In March 2002, we sold two retail projects located in Houston and San Antonio, Texas. In June 2002, the River Pointe Apartments located in Conroe, Texas were sold. Accordingly, the operating results of the disposed properties have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income. Included in the December 31, 2001 Consolidated Balance Sheet was $18.5 million of Property and $2.5 million of Accumulated Depreciation associated with the two shopping centers and the multi-family residential project that were sold.

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

In April 2002, FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." The purpose of this statement is to update, clarify and simplify existing accounting standards. We adopted this statement effective April 30, 2002 and determined that the adoption of this statement did not have a material impact on our financial position, results of operations, or cash flows.

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

WRI uses fixed and floating-rate debt to finance its capital requirements. These transactions expose WRI to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose WRI to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At June 30, 2002, WRI had fixed-rate debt of $873.1 million and variable-rate debt of $347.3 million, after adjusting for the net effect of $177.5 million of interest rate swaps.

PART  II
OTHER  INFORMATION

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

      (a)    Exhibits (numbered in accordance with Item 601 of Regulation S-K)

             (12) A statement of computation of ratios of earnings and funds from operations to combined fixed charges and preferred dividends.

                     (99.1)   Certification  certificate  for  Chief  Executive
                              Officer.

                     (99.2)   Certification  certificate  for  Chief  Financial
                              Officer.

      (b)    Reports  on  Form  8-K

                     A Form 8-K, dated April 9, 2002, was filed in response to Item 2., Acquisition of Disposition of Assets.

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



                                              WEINGARTEN  REALTY  INVESTORS
                                              -----------------------------
                                                     (Registrant)



                                              BY:  /s/ Andrew M. Alexander
                                                 --------------------------
                                                    Andrew  M.  Alexander
                                            President/Chief  Executive  Officer
                                             (Principal  Executive  Officer)



                                              BY:   /s/ Joe D. Shafer
                                                 --------------------------
                                                      Joe  D.  Shafer
                                                 Vice  President/Controller
                                               (Principal  Accounting  Officer)



DATE:     August  13,  2002
          -----------------