Form 10-Q
period 2002-09-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2002-11-14
CIK 828916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q
(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

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
                                -----        -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 8, 2002, there were 52,035,100 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART  1
                              FINANCIAL INFORMATION

ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS

                           WEINGARTEN REALTY INVESTORS
           STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   Three Months Ended        Nine Months Ended
                                                                      September 30,            September 30,
                                                                  --------------------    ----------------------
                                                                     2002       2001          2002        2001
                                                                  ---------  ---------    ----------  ----------
Revenues:
  Rentals . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 91,347   $ 80,262     $ 264,770   $ 221,479
  Interest income . . . . . . . . . . . . . . . . . . . . . . . .      270        261           701         910
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,202        732         4,217       3,072
                                                                  ---------  ---------    ----------  ----------

       Total. . . . . . . . . . . . . . . . . . . . . . . . . . .   93,819     81,255       269,688     225,461
                                                                  ---------  ---------    ----------  ----------

Expenses:
  Depreciation and amortization . . . . . . . . . . . . . . . . .   19,390     16,812        56,380      48,732
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .   17,062     14,677        48,590      40,072
  Operating . . . . . . . . . . . . . . . . . . . . . . . . . . .   14,879     12,616        40,767      33,046
  Ad valorem taxes. . . . . . . . . . . . . . . . . . . . . . . .   11,914      9,755        32,910      27,638
  General and administrative. . . . . . . . . . . . . . . . . . .    2,576      2,385         8,650       7,489
                                                                  ---------  ---------    ----------  ----------

       Total. . . . . . . . . . . . . . . . . . . . . . . . . . .   65,821     56,245       187,297     156,977
                                                                  ---------  ---------    ----------  ----------

Income Before Equity in Earnings of Joint  Ventures,
     Minority Interest in Income of Partnerships, Gain (Loss)
      on Sale of Properties and Discontinued Operations . . . . .   27,998     25,010        82,391      68,484
Equity in Earnings of Joint Ventures. . . . . . . . . . . . . . .      989      2,512         3,028       4,559
Minority Interest in Income of Partnerships . . . . . . . . . . .     (578)      (141)       (1,637)       (323)
Gain (Loss) on Sale of Properties . . . . . . . . . . . . . . . .                (517)                    4,467
                                                                  ---------  ---------    ----------  ----------
Income Before Discontinued Operations . . . . . . . . . . . . . .   28,409     26,864        83,782      77,187
                                                                  ---------  ---------    ----------  ----------
Operating Income from Discontinued Operations . . . . . . . . . .      198        525         1,236       1,585
Gain on Sale of Properties. . . . . . . . . . . . . . . . . . . .   10,818                   15,158
                                                                  ---------  ---------    ----------  ----------
       Income From Discontinued Operations. . . . . . . . . . . .   11,016        525        16,394       1,585
                                                                  ---------  ---------    ----------  ----------
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . .   39,425     27,389       100,176      78,772
Dividends on Preferred Shares . . . . . . . . . . . . . . . . . .    4,939      5,010        14,817      15,030
                                                                  ---------  ---------    ----------  ----------
Net Income Available to Common Shareholders . . . . . . . . . . . $ 34,486   $ 22,379     $  85,359   $  63,742
                                                                  =========  =========    ==========  ==========

Net Income Per Common Share - Basic:
  Income Before Discontinued Operations . . . . . . . . . . . . . $    .45   $    .45     $    1.33   $    1.32
  Income From Discontinued Operations . . . . . . . . . . . . . .      .21        .01           .32         .03
                                                                  ---------  ---------    ----------  ----------
  Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . $    .66   $    .46     $    1.65   $    1.35
                                                                  =========  =========    ==========  ==========

Net Income Per Common Share - Diluted:
  Income Before Discontinued Operations . . . . . . . . . . . . . $    .45   $    .45     $    1.33   $    1.31
  Income From Discontinued Operations . . . . . . . . . . . . . .      .20        .01           .31         .03
                                                                  ---------  ---------    ----------  ----------
  Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . $    .65   $    .46     $    1.64   $    1.34
                                                                  =========  =========    ==========  ==========

Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 39,425   $ 27,389     $ 100,176   $  78,772
                                                                  ---------  ---------    ----------  ----------

Other Comprehensive Income (Loss):
  Cumulative effect of change in accounting principle
    (SFAS 133) on other comprehensive loss. . . . . . . . . . . .                                        (1,877)
  Unrealized derivative gain (loss) on interest rate swaps. . . .      905     (1,669)       (2,830)     (2,656)
  Unrealized derivative gain (loss) on forward-starting
    interest rate swaps . . . . . . . . . . . . . . . . . . . . .      (40)    (2,210)        1,401       1,561
                                                                  ---------  ---------    ----------  ----------
Other Comprehensive Income (Loss) . . . . . . . . . . . . . . . .      865     (3,879)       (1,429)     (2,972)
                                                                  ---------  ---------    ----------  ----------

Comprehensive Income. . . . . . . . . . . . . . . . . . . . . . . $ 40,290   $ 23,510     $  98,747   $  75,800
                                                                  =========  =========    ==========  ==========



                See Notes to Consolidated Financial Statements.


                                           WEINGARTEN REALTY INVESTORS
                                           CONSOLIDATED BALANCE SHEETS
                                                   (UNAUDITED)
                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                  September 30,    December 31,
                                                                                      2002             2001
                                                                                  -------------    -------------

                                       ASSETS
Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  2,623,683     $  2,352,393
Accumulated Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (447,862)        (402,958)
                                                                                  -------------    -------------
    Property - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,175,821        1,949,435

Investment in Real Estate Joint Ventures. . . . . . . . . . . . . . . . . . . . .       29,761           25,742
                                                                                  -------------    -------------
        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,205,582        1,975,177

Notes Receivable from Real Estate Joint Ventures and Partnerships . . . . . . . .        9,961            6,068
Unamortized Debt and Lease Costs. . . . . . . . . . . . . . . . . . . . . . . . .       48,722           42,755
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $4,146 in 2002 and $2,926 in 2001). . . . . . . . . . . . . . . . .       31,122           32,382
Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . .       37,850           12,434
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       29,703           26,931
                                                                                  -------------    -------------

                    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  2,362,940     $  2,095,747
                                                                                  =============    =============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  1,283,700     $  1,070,835
Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . . . . . . . .       68,563           80,412
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,278           19,542
                                                                                  -------------    -------------

        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,372,541        1,170,789
                                                                                  -------------    -------------

Minority Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       54,192            3,886
                                                                                  -------------    -------------

Commitments and Contingencies

Shareholders' Equity:
    Preferred Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 10,000
        7.44% Series A cumulative redeemable preferred shares of
          beneficial interest;  3,000 shares issued and outstanding;
          liquidation preference $25 per share. . . . . . . . . . . . . . . . . .           90               90
        7.125% Series B cumulative redeemable preferred shares of
          beneficial interest;  3,600 shares issued and 3,519 and 3,526 shares
          outstanding in 2002 and 2001; liquidation preference $25 per share. . .          106              106
        7.0% Series C cumulative redeemable preferred shares of
          beneficial interest;  2,300 shares issued and 2,254 and 2,256 shares
          outstanding in 2002 and 2001; liquidation preference $50 per share. . .           67               67
    Common Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 150,000; shares issued and outstanding:
      52,021 in 2002 and 51,521 in 2001 . . . . . . . . . . . . . . . . . . . . .        1,558            1,548
  Capital Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,081,541        1,066,757
  Accumulated Dividends in Excess of Net Income . . . . . . . . . . . . . . . . .     (145,726)        (144,560)
  Accumulated Other Comprehensive Loss. . . . . . . . . . . . . . . . . . . . . .       (1,429)          (2,936)
                                                                                  -------------    -------------
    Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      936,207          921,072
                                                                                  -------------    -------------

                    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  2,362,940     $  2,095,747
                                                                                  =============    =============



                See Notes to Consolidated Financial Statements.


                                   WEINGARTEN REALTY INVESTORS
                              STATEMENTS OF CONSOLIDATED CASH FLOWS
                                           (UNAUDITED)
                                     (AMOUNTS IN THOUSANDS)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                     ----------------------
                                                                        2002        2001
                                                                     ----------  ----------
Cash Flows from Operating Activities:
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 100,176   $  78,772
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization. . . . . . . . . . . . . . .    57,060      49,551
          Equity in earnings of joint ventures . . . . . . . . . . .    (3,028)     (4,559)
          Minority interest in income of partnerships. . . . . . . .     1,637         323
          Gain on sale of properties . . . . . . . . . . . . . . . .   (15,158)     (4,467)
          Changes in accrued rent and accounts receivable. . . . . .       198      (6,153)
          Changes in other assets. . . . . . . . . . . . . . . . . .   (11,271)    (22,837)
          Changes in accounts payable and accrued expenses . . . . .   (10,978)     (4,296)
          Other, net . . . . . . . . . . . . . . . . . . . . . . . .       384         953
                                                                     ----------  ----------
            Net cash provided by operating activities. . . . . . . .   119,020      87,287
                                                                     ----------  ----------

Cash Flows from Investing Activities:
    Investment in properties . . . . . . . . . . . . . . . . . . . .  (162,661)   (353,073)
    Notes Receivable:
          Advances . . . . . . . . . . . . . . . . . . . . . . . . .    (4,747)     (3,616)
          Collections. . . . . . . . . . . . . . . . . . . . . . . .     2,166       7,672
    Proceeds from sales and disposition of property. . . . . . . . .    37,525       8,321
    Real estate joint ventures and partnerships:
          Investments. . . . . . . . . . . . . . . . . . . . . . . .    (5,355)     (1,011)
          Distributions. . . . . . . . . . . . . . . . . . . . . . .     3,217       3,279
                                                                     ----------  ----------
            Net cash used in investing activities. . . . . . . . . .  (129,855)   (338,428)
                                                                     ----------  ----------

Cash Flows from Financing Activities:
    Proceeds from issuance of:
          Debt . . . . . . . . . . . . . . . . . . . . . . . . . . .   201,997     431,150
          Common shares of beneficial interest . . . . . . . . . . .    13,454     221,401
    Principal payments of debt . . . . . . . . . . . . . . . . . . .   (77,735)   (297,261)
    Common and preferred dividends paid. . . . . . . . . . . . . . .  (101,342)    (91,224)
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .      (123)         52
                                                                     ----------  ----------
            Net cash provided by financing activities. . . . . . . .    36,251     264,118
                                                                     ----------  ----------

Net increase in cash and cash equivalents. . . . . . . . . . . . . .    25,416      12,977
Cash and cash equivalents at January 1 . . . . . . . . . . . . . . .    12,434       7,321
                                                                     ----------  ----------

Cash and cash equivalents at September 30. . . . . . . . . . . . . . $  37,850   $  20,298
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

     In 2002, we sold four retail projects located in Houston (2), Grand Prairie and San Antonio, Texas; one industrial building located in Houston, Texas and the River Pointe Apartments located in Conroe, Texas. Accordingly, the operating results of the disposed properties have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income. Included in the December 31, 2001 Consolidated Balance Sheet was $28.8 million of Property and $6.1 million of Accumulated Depreciation associated with the four shopping centers, the industrial building and the multi-family residential project that were sold.

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

3.   DERIVATIVES  AND  HEDGING

     On January 1, 2001, WRI adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

     WRI hedges the future cash flows of debt transactions principally through interest rate swaps with major financial institutions. WRI has three interest rate swap contracts with an aggregate notional amount of $45 million, which are designated as cash flow hedges, and eleven interest rate swap contracts with an aggregate notional amount of $107.5 million, which are designated as fair value hedges. In July 2002, one interest rate swap with a notional amount of $25 million matured.

     On September 30, 2002, the derivative instruments designated as cash flow hedges were reported at their fair values as Other Liabilities, net of accrued interest, of $2.9 million. The derivative instruments designated as fair value hedges on September 30, 2002 were reported at their fair values as Other Assets and Fixed-Rate Debt, net of accrued interest, of $7.7 million.

     Within the next twelve months, the Company expects to reclassify to earnings as interest expense approximately $1.9 million of the current balance held in accumulated other comprehensive loss. As of September 30, 2002, the balance in accumulated other comprehensive loss relating to the derivatives was $1.4 million. With respect to fair value hedges, both changes in fair market value of the derivative hedging instrument and changes in the fair value of the hedged item will be recorded in earnings each reporting period. These amounts should completely offset with no impact to earnings, except for the portion of the hedge that proves to be ineffective, if any.

4.   PER  SHARE  DATA

     Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding that have been adjusted for the three-for-two share split described in Note 9. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated, as follows (in thousands):


                                                                  Three Months Ended       Nine Months Ended
                                                                     September 30,           September 30,
                                                                 --------------------    --------------------
                                                                    2002       2001         2002       2001
                                                                 ---------  ---------    ---------  ---------
     Numerator:
     Net income available to common shareholders - basic . . . . $ 34,486   $ 22,379     $ 85,359   $ 63,742
     Income attributable to operating partnership units. . . . .      764         10        1,640         75
                                                                 ---------  ---------    ---------  ---------
     Net income available to common shareholders - diluted . . . $ 35,250   $ 22,389     $ 86,999   $ 63,817
                                                                 =========  =========    =========  =========

     Denominator:
     Weighted average shares outstanding - basic . . . . . . . .   51,993     48,665       51,869     47,334
     Effect of dilutive securities:
           Share options and awards. . . . . . . . . . . . . . .      369        237          326        163
           Operating partnership units . . . . . . . . . . . . .    1,479         77        1,001         77
                                                                 ---------  ---------    ---------  ---------
     Weighted average shares outstanding - diluted . . . . . . .   53,841     48,979       53,196     47,574
                                                                 =========  =========    =========  =========


     Options to purchase 800 and 150 common shares for the third quarter ended September 30, 2002 and 2001, respectively, and 1,050 and 1,800 common shares for the nine months ended September 30, 2002 and 2001, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price.

5.   DEBT

     WRI's  debt  consists  of  the  following  (in  thousands):


                                                                      September 30,   December 31,
                                                                           2002           2001
                                                                      ------------    ------------
     Fixed-rate debt payable to 2030 at 5.14% to 8.75%. . . . . . . . $ 1,001,585     $   796,900
     Variable-rate unsecured notes payable. . . . . . . . . . . . . .      75,000         100,000
     Unsecured notes payable under revolving credit agreements. . . .     167,880         134,500
     Obligations under capital leases . . . . . . . . . . . . . . . .      33,462          33,554
     Industrial revenue bonds payable to 2015 at 1.8% to 3.6% . . . .       5,760           5,868
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13              13
                                                                      ------------    ------------

          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,283,700     $ 1,070,835
                                                                      ============    ============


     At September 30, 2002, the variable interest rate for notes payable under the $50 million term loan agreement was 2.33%, and the $350 million revolving credit agreement was 2.38%. At September 30, 2002, $14.9 million was outstanding under the $20 million revolving credit agreement at 2.28%.

     In January 2002, WRI issued $35 million of twelve-year 6.7% fixed-rate, unsecured medium term notes. An additional $30 million of twelve-year 6.525% fixed-rate, unsecured medium term notes were issued in February 2002.

     In the third quarter of 2002, the Company issued a total of $82 million of unsecured fixed-rate medium term notes at a weighted average fixed rate of 5.7% and weighted average term of 8.8 years. On July 1, 2002, WRI issued $10 million of five-year 5.29% fixed-rate medium term notes. An additional $42 million was issued on July 15, 2002 consisting of $15 million five-year and $27 million eleven-year fixed-rate medium term notes at 5.14% and 6.11%, respectively. On July 18, 2002, WRI issued an additional $10 million of ten-year 5.99% fixed-rate medium term notes. On August 20, 2002, WRI issued at a discount $10 million of ten-year 3% fixed-rate medium term notes with an effective rate of 5.66%. On September 18 and 24, 2002, WRI issued two additional ten-year fixed-rate medium term notes of $5 million each at 5.5% and 5.4%, respectively. Proceeds received were used to pay down amounts outstanding under our $350 million revolving credit facility.

     In March 2001, we filed a $500 million shelf registration statement, of which $316.9 million is currently available. Also, we have a $400 million shelf registration statement, of which $18 million is currently available.

     WRI's  debt  can  be  summarized  as  follows  (in  thousands):


                                                         September 30,     December 31,
                                                              2002             2001
                                                         -------------    -------------
     As to interest rate (including the effects of
         interest rate swaps):
             Fixed-rate debt . . . . . . . . . . . . . . $    960,100     $    780,500
             Variable-rate debt. . . . . . . . . . . . .      323,600          290,335
                                                         -------------    -------------

             Total . . . . . . . . . . . . . . . . . . . $  1,283,700     $  1,070,835
                                                         =============    =============

     As to collateralization:
             Unsecured debt. . . . . . . . . . . . . . . $    933,589     $    798,524
             Secured debt. . . . . . . . . . . . . . . .      350,111          272,311
                                                         -------------    -------------

             Total . . . . . . . . . . . . . . . . . . . $  1,283,700     $  1,070,835
                                                         =============    =============


     In July 2001, we sold $200 million of unsecured notes with a coupon of 7%. Net proceeds from the offering totaled $198.3 million and were used to pay down amounts outstanding under our $350 million revolving credit facility. Concurrent with the sale of the 7% notes, we settled our $188.7 million forward-starting interest rate swap contracts, resulting in a gain of $1.6 million that was recorded in the caption Accumulated Other Comprehensive Loss. This gain is being amortized to earnings over the life of the 7% notes.

     Also, in July 2001, we entered into eleven interest rate swaps with an aggregate notional amount of $107.5 million that convert fixed interest payments to variable interest payments. These interest rate swaps have been designated as fair value hedges. We have determined that these contracts will be highly effective in limiting our risk of changes in the fair value of the fixed-rate notes attributable to changes in variable interest rates.

     WRI has two interest rate swap contracts with an aggregate notional amount of $20 million that serve as a hedge against changes in interest rates on a like amount of our $350 million variable-rate revolving credit facility.
     Such contracts, which expire in 2004, have been outstanding since their purchase in 1992 and fix the interest rate at 7.7%. We also have an additional interest rate swap for a notional amount of $25 million which serves as a hedge against changes in interest rates on a $25 million variable-rate medium term note. This swap fixes the interest rate on the medium term note at 6.8% and matures in July 2003. In July 2002, an interest rate swap with a notional amount of $25 million matured.

6.   PROPERTY

     WRI's  property  consists  of  the  following  (in  thousands):


                                      September 30,     December 31,
                                           2002             2001
                                      -------------    -------------
     Land . . . . . . . . . . . . . . $    483,368     $    439,332
     Land held for development. . . .       23,491           24,131
     Land under development . . . . .       48,824           56,414
     Buildings and improvements . . .    1,952,604        1,750,059
     Construction in-progress . . . .      115,396           82,457
                                      -------------    -------------

     Total. . . . . . . . . . . . . . $  2,623,683     $  2,352,393
                                      =============    =============




     Interest and ad valorem taxes capitalized to land under development or buildings under construction was $2.2 million and $2.9 million for the quarters ended September 30, 2002 and 2001, respectively, and $7.3 million and $7.4 million for the nine months ended September 30, 2002 and 2001, respectively.

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


                                     September 30,     December 31,
                                          2002             2001
                                     -------------    -------------
         Combined Balance Sheets

     Property. . . . . . . . . . . . $    176,059     $    171,344
     Accumulated Depreciation. . . .      (22,895)         (24,941)
                                     -------------    -------------
          Property - net . . . . . .      153,164          146,403

     Other Assets. . . . . . . . . .       10,935           11,373
                                     -------------    -------------

              Total. . . . . . . . . $    164,099     $    157,776
                                     =============    =============


     Debt. . . . . . . . . . . . . . $     72,137     $     76,635
     Amounts Payable to WRI. . . . .       13,978            9,270
     Other Liabilities . . . . . . .        3,725            4,705
     Accumulated Equity. . . . . . .       74,259           67,166
                                     -------------    -------------

              Total. . . . . . . . . $    164,099     $    157,776
                                     =============    =============



        Combined Statements of Income
                                            Three Months Ended       Nine Months Ended
                                               September 30,           September 30,
                                           --------------------    --------------------
                                              2002       2001         2002       2001
                                           ---------  ---------    ---------  ---------

     Revenues. . . . . . . . . . . . . . . $  6,129   $  6,435     $ 18,831   $ 19,198
                                           ---------  ---------    ---------  ---------

     Expenses:
       Depreciation and amortization . . .    1,175      1,061        3,658      3,307
       Operating . . . . . . . . . . . . .      846        870        2,554      2,663
       Interest. . . . . . . . . . . . . .    1,550      1,758        4,813      5,437
       Ad valorem taxes. . . . . . . . . .      798        845        2,391      2,437
       General and administrative. . . . .        9                      37         44
                                           ---------  ---------    ---------  ---------

            Total. . . . . . . . . . . . .    4,378      4,534       13,453     13,888
                                           ---------  ---------    ---------  ---------

     Gain on Sale of Properties. . . . . .               2,855                   2,855
                                           ---------  ---------    ---------  ---------

     Net Income. . . . . . . . . . . . . . $  1,751   $  4,756     $  5,378   $  8,165
                                           =========  =========    =========  =========


     Our investment in real estate joint ventures, as reported on the balance sheets, differs from our proportionate share of the joint ventures' underlying net assets due to basis differentials, which arose upon the transfer of assets from WRI to the joint ventures. This basis differential, which totaled $4.8 million and $5.0 million at September 30, 2002 and December 31, 2001, respectively, is depreciated over the useful lives of the related assets.

     Fees earned by WRI for the management of these joint ventures totaled: $.1 million for the quarters ended September 30, 2002 and 2001, respectively, and $.4 million for the nine months ended September 30, 2002 and 2001, respectively.

     In August of 2001, WRI sold its interest in two joint ventures which owned mini-storage warehouses resulting in a gain of $2.9 million.

     In May of 2002, a 50%-owned joint venture commenced construction on Tropicana Beltway Center, a 660,000 square foot center in Las Vegas, Nevada, which will include a corporate-owned WalMart of 224,000 square feet and a corporate-owned Lowe's of 170,000 square feet.

     In August of 2002, a 33%-owned limited partnership commenced construction on Alpine Valley Center, a 240,000 square foot center in American Fork, Utah, which will include a corporate-owned Target of 147,000 square feet.

     Also, in August of 2002, WRI acquired a joint venture partner's 50% interest in a shopping center in Lewiston, Maine.

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

     Information concerning WRI's reportable segments is as follows (in thousands):


                                                        SHOPPING
                                                         CENTER     INDUSTRIAL     OTHER         TOTAL
                                                      ------------  ----------  -----------  -------------
     Three Months Ended
     September 30, 2002:
         Revenues . . . . . . . . . . . . . . . . . . $    84,094   $   9,175   $      550   $     93,819
         Net operating income . . . . . . . . . . . .      60,131       6,303          592         67,026
         Equity in earnings of joint ventures . . . .         913          84           (8)           989
         Investment in real estate joint ventures . .      29,083                      678         29,761
         Total assets . . . . . . . . . . . . . . . .   2,008,031     212,215      142,694      2,362,940

     Three Months Ended
     September 30, 2001:
         Revenues . . . . . . . . . . . . . . . . . . $    73,300   $   7,710   $      245   $     81,255
         Net operating income . . . . . . . . . . . .      53,172       5,285          427         58,884
         Equity in earnings of joint ventures . . . .         971       1,562          (21)         2,512
         Investment in real estate joint ventures . .      25,391                    1,220         26,611
         Total assets . . . . . . . . . . . . . . . .   1,695,904     184,634      108,712      1,989,250

     Nine Months Ended
     September 30, 2002:
         Revenues . . . . . . . . . . . . . . . . . . $   241,006   $  27,199   $    1,483   $    269,688
         Net operating income . . . . . . . . . . . .     175,567      18,726        1,718        196,011
         Equity in earnings of joint ventures . . . .       2,821         239          (32)         3,028

     Nine Months Ended
     September 30, 2001:
         Revenues . . . . . . . . . . . . . . . . . . $   200,652   $  23,066   $    1,743   $    225,461
         Net operating income . . . . . . . . . . . .     146,463      16,136        2,178        164,777
         Equity in earnings of joint ventures . . . .       2,818       1,822          (81)         4,559


     Net operating income reconciles to income before discontinued operations as shown on the Statements of Consolidated Income and Comprehensive Income as follows (in thousands):


                                                             Three Months Ended       Nine Months Ended
                                                                September 30,           September 30,
                                                            --------------------    ----------------------
                                                               2002       2001         2002       2001
                                                            ---------  ---------    ----------  ----------

     Total segment net operating income . . . . . . . . . . $ 67,026   $ 58,884     $ 196,011   $ 164,777
     Less:
          Depreciation and amortization . . . . . . . . . .   19,390     16,812        56,380      48,732
          Interest. . . . . . . . . . . . . . . . . . . . .   17,062     14,677        48,590      40,072
          General and administrative. . . . . . . . . . . .    2,576      2,385         8,650       7,489
          Minority interest in income of partnerships . . .      578        141         1,637         323
          Equity in earnings of joint ventures. . . . . . .     (989)    (2,512)       (3,028)     (4,559)
          Gain (loss) on sale of properties . . . . . . . .                 517                    (4,467)
                                                            ---------  ---------    ----------  ----------
     Income Before Discontinued Operations. . . . . . . . . $ 28,409   $ 26,864     $  83,782   $  77,187
                                                            =========  =========    ==========  ==========


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

     These 19 properties, having a net book value of approximately $271.6 million at September 30, 2002 (collectively the "Bankruptcy Remote Properties", and each a "Bankruptcy Remote Property"), are wholly owned by various "Bankruptcy Remote Entities". Each Bankruptcy Remote Entity is an indirect subsidiary of the Company. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against the Company, its affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of the Company, any of its affiliates, or any other person or entity. Neither the Company nor any of its affiliates has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity.

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

Weingarten Realty Investors owned and operated 242 anchored shopping centers, 56 industrial properties and one office building at September 30, 2002. Of WRI's 299 developed properties, 176 are located in Texas (including 91 in Houston and Harris County). Our remaining properties are located in California (20), Louisiana (17), Arizona (14), Florida (11), Nevada (10), Tennessee (8), Colorado
(8), North Carolina (8), Arkansas (6), New Mexico (6), Kansas (5), Oklahoma (4), Missouri (2), Illinois (1), Mississippi (1), Georgia (1) and Maine (1). WRI has 5,800 leases and 4,500 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, value-oriented apparel and discount stores and other retailers, which generally sell basic necessity-type items.

CAPITAL  RESOURCES  AND  LIQUIDITY

WRI anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements. Cash on hand, borrowings under our existing credit facilities, issuance of unsecured debt and the use of project financing, as well as other debt and equity alternatives, will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows was $119.0 million for the first nine months of 2002 as compared to $87.3 million for the same period of 2001. The increase was due primarily to WRI's acquisition and new development programs and improvements in the performance of its existing portfolio of properties.

Our Board of Trust Managers approved a quarterly dividend of $.555 per common share for the third quarter of 2002. Our dividend payout ratio on common equity for the third quarter of 2002 and 2001, respectively, was 67% based on funds from operations for the applicable period.

WRI invested $39.1 million for the acquisition of one shopping center and our joint venture partner's 50% interest in a shopping center in Lewiston, Maine during the third quarter.

In August 2002, the Company acquired Chino Hills Shopping Center, a 320,000 square foot supermarket-anchored center located in Chino Hills, California (Los Angeles metropolitan area). This property is anchored by Von's (Safeway), Rite-Aid and Kmart, and is 94% occupied.

In August 2002, a 33%-owned limited partnership commenced construction on Alpine Valley Center, a 240,000 square foot center in American Fork, Utah, which will include a corporate-owned Target of 147,000 square feet. This limited partnership will be accounted for using the equity method of accounting, as WRI has the ability to exercise significant influence, but does not have financial or operating control.

With respect to new development, we had 18 projects at various stages of construction. These projects, upon completion, will represent an investment of approximately $244 million and will add 1.8 million square feet to the portfolio. We expect to invest approximately $68.4 million in these properties during 2002. These projects will continue to come on-line during the remainder of 2002 throughout 2003.

In January 2002, WRI issued $35 million of twelve-year 6.7% fixed-rate, unsecured medium term notes. An additional $30 million of twelve-year 6.525% fixed-rate, unsecured medium term notes were issued in February 2002.

In the third quarter 2002, the Company issued a total of $82 million of unsecured fixed-rate medium term notes at a weighted average fixed rate of 5.7% and weighted average term of 8.8 years. On July 1, 2002, WRI issued $10 million of five-year 5.29% fixed-rate medium term notes. An additional $42 million was issued on July 15, 2002 consisting of $15 million five-year and $27 million eleven-year fixed-rate medium term notes at 5.14% and 6.11%, respectively. On July 18, 2002, WRI issued an additional $10 million of ten-year 5.99% fixed-rate medium term notes. On August 20, 2002, WRI issued at a discount $10 million of ten-year 3% fixed-rate medium term notes with an effective rate of 5.66%. On September 18 and 24, 2002, WRI issued two additional ten-year fixed-rate medium term notes of $5 million each at 5.5% and 5.4%, respectively. Proceeds received were used to pay down amounts outstanding under our $350 million revolving credit facility.

Total debt outstanding increased $212.9 million to $1.3 billion at September 30, 2002. This increase was primarily due to the funding of the Company's acquisitions and ongoing development and redevelopment efforts. Included in total debt outstanding of $1.3 billion at September 30, 2002 is variable-rate debt of $323.6 million, after recognizing the net effect of $152.5 million of interest rate swaps.

In March 2001, we filed a $500 million shelf registration statement, of which $316.9 million is currently available. Also, we have a $400 million shelf registration statement, of which $18 million is currently available.

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

FUNDS  FROM  OPERATIONS

The Board of Governors of the National Association of Real Estate Investment Trusts defines funds from operations (FFO) as net income (loss) computed in accordance with generally accepted accounting principles, excluding gains or losses from sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. We calculate FFO in a manner consistent with the NAREIT definition. Most industry analysts and equity REITS, including Weingarten, believe FFO is an appropriate alternative measurement of performance relative to other REITs. FFO provides investors with additional information to better understand our ability to incur and service debt, make capital expenditures and pay common share dividends. There can be no assurance that FFO presented by Weingarten is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements, or principal payments on indebtedness.

Funds from operations - diluted for the three and nine months ended September 30, 2002 and 2001 is calculated as follows:


                                                             Three Months Ended        Nine Months Ended
                                                                September 30,            September 30,
                                                            --------------------    ----------------------
                                                               2002       2001         2002       2001
                                                            ---------  ---------    ----------  ----------
Net income available to common shareholders . . . . . . . . $ 34,486   $ 22,379     $  85,359   $  63,742
Depreciation and amortization . . . . . . . . . . . . . . .   18,691     16,451        54,921      47,897
Depreciation and amortization of unconsolidated
  joint ventures. . . . . . . . . . . . . . . . . . . . . .      476        435         1,494       1,376
(Gain) loss on sale of properties . . . . . . . . . . . . .  (10,818)       517       (15,158)     (4,467)
Gain on sale of properties of unconsolidated
  joint ventures. . . . . . . . . . . . . . . . . . . . . .              (1,427)                   (1,427)
                                                            ---------  ---------    ----------  ----------
              Funds from operations . . . . . . . . . . . .   42,835     38,355       126,616     107,121
Funds from operations attributable to operating
  partnership units . . . . . . . . . . . . . . . . . . . .    1,089         35         2,288         147
                                                            ---------  ---------    ----------  ----------
              Funds from operations assuming
                conversion of OP units. . . . . . . . . . . $ 43,924   $ 38,390     $ 128,904   $ 107,268
                                                            =========  =========    ==========  ==========

Weighted average shares outstanding - basic . . . . . . . .   51,993     48,665        51,869      47,334
Effect of dilutive securities:
      Share options and awards. . . . . . . . . . . . . . .      369        237           326         163
      Operating partnership units . . . . . . . . . . . . .    1,479         77         1,001          77
                                                            ---------  ---------    ----------  ----------
Weighted average shares outstanding - diluted . . . . . . .   53,841     48,979        53,196      47,574
                                                            =========  =========    ==========  ==========


RESULTS  OF  OPERATIONS
THREE  MONTHS  ENDED  SEPTEMBER  30,  2002  AND  2001

Net income available to common shareholders increased to $34.5 million, or $.65 per diluted share, from $22.4 million, or $.46 per diluted share for the third quarter of 2002 as compared with the same quarter of 2001. The increase in net income available to common shareholders is due primarily from growth in the portfolio from acquisitions and new development, and the $10.8 million gain from the sale of certain non-core assets, whereas the third quarter of 2001 only contains $.9 million of such gains (including a $1.4 million gain from our unconsolidated joint ventures).

Rental revenues were $91.3 million in 2002, as compared to $80.3 million in 2001, representing an increase of approximately $11.1 million or 13.8%. Property acquisitions and new development contributed $11.8 million to this increase, with an offsetting decrease of $.7 million attributable to our existing properties. This decrease in rental revenues at our existing properties is due primarily to the sale of non-core assets in 2001. Occupancy of the total portfolio was 91.4% at September 30, 2002 as compared to 92.4% last year. The occupancy of the retail portfolio was down slightly at 92.3% as compared to 92.4% at September 30, 2001, while the occupancy of the industrial portfolio decreased to 88.0% from 92.4% in the prior year. The decrease in the industrial portfolio is due to vacancies in the Memphis properties, totaling 307,000 square feet. During the first nine months of 2002, WRI completed 933 renewals or new leases comprising 3.8 million square feet at an average rental rate increase of 8.3%. Net of the amortized portion of capital costs for tenant improvements, the increase averaged 6.2%.

Other income increased by $1.5 million to $2.2 million in the third quarter of 2002 from $.7 million for the same quarter of 2001. This increase is due primarily to an increase in lease cancellation income from various tenants.

Gross interest costs, before capitalization of interest, increased by $1.9 million from $17.4 million in the third quarter of 2001 to $19.3 million for the third quarter of 2002. The increase is due primarily to an increase in the average debt outstanding between periods of $1.0 billion in 2001 to $1.2 billion in 2002. The average interest rate decreased from 6.98% in 2001 to 6.2% in 2002. The amount of interest capitalized during the period was $2.2 million and $2.7 million in 2002 and 2001, respectively.

General and administrative expenses increased by $.2 million to $2.6 million in the third quarter of 2002 from $2.4 million for the same quarter of 2001. The increase is due primarily to an increase in staffing necessitated by the growth in the portfolio from acquisitions and new development.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of WRI's acquisitions and new development programs.

RESULTS  OF  OPERATIONS
NINE  MONTHS  ENDED  SEPTEMBER  30,  2002  AND  2001

Net income available to common shareholders increased to $85.4 million, or $1.64 per diluted share, from $63.7 million, or $1.34 per diluted share for the nine months of 2002 as compared with the same period of 2001. The increase in net income available to common shareholders is due primarily from growth in the portfolio from acquisitions and new development, and the $15.2 million gain from the sale of certain non-core assets, whereas the nine months of 2001 only contains $5.9 million of such gains (including $1.4 million gain from our unconsolidated joint ventures).

Rental revenues were $264.8 million in 2002, as compared to $221.5 million in 2001, representing an increase of approximately $43.3 million or 19.5%. Property acquisitions and new development contributed $42.5 million to the increase with the remaining increase of $.8 million attributable to our existing properties.

Gross interest costs, before capitalization of interest, increased by $8.4 million from $47.1 million for the nine months of 2001 to $55.5 million for the nine months of 2002. The increase is due primarily to an increase in the average debt outstanding between periods of $891.9 million in 2001 to $1.2 billion in 2002. The average interest rate decreased from 7.0% in 2001 to 6.3% in 2002. The amount of interest capitalized during the period was $6.9 million and $7.0 million in 2002 and 2001, respectively.

General and administrative expenses increased by $1.2 million to $8.7 million for the nine months of 2002 from $7.5 million for the same period of 2001. The increase is due primarily to an increase in staffing necessitated by the growth in the portfolio from acquisitions and new development.

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

In 2002, we sold four retail projects located in Houston (2), Grand Prairie and San Antonio, Texas; one industrial building located in Houston Texas and the River Pointe Apartments located in Conroe, Texas. Accordingly, the operating results of the disposed properties have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income. Included in the December 31, 2001 Consolidated Balance Sheet was $28.8 million of Property and $6.1 million of Accumulated Depreciation associated with the four shopping centers, the industrial building and the multi-family residential project that were sold.

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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

WRI uses fixed and floating-rate debt to finance its capital requirements. These transactions expose WRI to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose WRI to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At September 30, 2002, WRI had fixed-rate debt of $960.1 million and variable-rate debt of $323.6 million, after adjusting for the net effect of $152.5 million of interest rate swaps.

ITEM  4.  CONTROLS  AND  PROCEDURES

The principal executive officer and principal financial officer have evaluated the disclosure controls and procedures as of a date within 90 days before the filing date of this quarterly report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company's filings and submissions with the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal controls and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of its last evaluation.

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

            (99.1)   Certification certificate for Chief Executive Officer.

            (99.2)   Certification certificate for Chief Financial Officer.

      (b)   Reports  on  Form  8-K

                     A Form 8-K, dated July 29, 2002, was filed in response to Item 5., Other Events and Item 7., Financial Statements, Pro Forma Financial Information and Exhibits.

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



                                              WEINGARTEN  REALTY  INVESTORS
                                              -----------------------------
                                                     (Registrant)



                                              BY:  /s/ Andrew M. Alexander
                                                 --------------------------
                                                    Andrew  M.  Alexander
                                            President/Chief  Executive  Officer
                                             (Principal  Executive  Officer)



                                              BY:   /s/ Joe D. Shafer
                                                 --------------------------
                                                      Joe  D.  Shafer
                                                 Vice  President/Controller
                                               (Principal  Accounting  Officer)



DATE:     November  14,  2002
          -------------------

                                  CERTIFICATION


I, Andrew M. Alexander, Chief Executive Officer of Weingarten Realty Investors certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Weingarten Realty Investors;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



BY:    /s/  Andrew  M.  Alexander
   -----------------------------------
          Andrew  M.  Alexander
   President/Chief  Executive  Officer


November  14,  2002

                                  CERTIFICATION


I, Stephen C. Richter, Sr. Vice President/Chief Financial Officer of Weingarten Realty Investors certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Weingarten Realty Investors;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



BY:         /s/  Stephen  C.  Richter
   ------------------------------------------
            Stephen  C.  Richter
   Sr. Vice President/Chief Financial Officer


November  14,  2002