Form 10-K
period 2002-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2003-03-17
CIK 828916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K
          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark  One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

     Indicate by check mark whether the registrant is an  accelerated filer  (as
defined  in  Exchange  Act  Rule  12b-2).   YES  [X]  NO  [  ].

     The aggregate market value of the common shares held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2002 was approximately $1,839,751,169. As of June 30, 2002 there were 51,970,372 common shares of beneficial interest, $.03 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held April 25, 2003 are incorporated by reference in Part III.


                                 TABLE OF CONTENTS



ITEM NO.                                                                   PAGE NO.
--------                                                                   --------
                                         PART I

      1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . .         1
      2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .         3
      3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .        16
      4.  Submission of Matters to a Vote of Shareholders . . . . . . . .        16


                                         PART II

      5.  Market for Registrant's Common Shares of Beneficial
            Interest and Related Shareholder Matters. . . . . . . . . . .        17
      6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . .        18
      7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . .        19
     7A.  Quantitative and Qualitative Disclosures About Market Risk. . .        25
      8.  Financial Statements and Supplementary Data . . . . . . . . . .        26
      9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . . . . . .        47


                                        PART III

     10.  Trust Managers and Executive Officers of the Registrant . . . .        48
     11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . .        48
     12.  Security Ownership of Certain Beneficial Owners and
            Management. . . . . . . . . . . . . . . . . . . . . . . . . .        48
     13.  Certain Relationships and Related Transactions. . . . . . . . .        48
     14.  Controls and Procedures . . . . . . . . . . . . . . . . . . . .        48


                                        PART IV

     15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K        49


                                     PART I

ITEM  1.  BUSINESS

General. Weingarten Realty Investors, a real estate investment trust organized under the Texas Real Estate Investment Trust Act, and its predecessor entity began the ownership and development of shopping centers and other commercial real estate in 1948. WRI is self-advised and self-managed. As of December 31, 2002, we owned or operated under long-term leases interests in 302 developed income-producing real estate projects. We owned 245 shopping centers located in the Houston metropolitan area and in other parts of Texas and in California, Louisiana, Arizona, Florida, Nevada, North Carolina, Tennessee, Arkansas, New Mexico, Kansas, Colorado, Oklahoma, Missouri, Illinois, Mississippi and Maine. We also owned 56 industrial projects located in Tennessee, Nevada, Georgia, Florida and Houston, Austin and Dallas, Texas. Additionally, we owned one office building, which serves, in part, as WRI's headquarters. Our interests in these projects aggregated approximately 38.0 million square feet of building area and 147.4 million square feet of land area. We also owned interests in 41 parcels of unimproved land under development or held for future development that aggregated approximately 12.9 million square feet.

We currently employ 292 persons and our principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008, and our phone number is (713) 866-6000.

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

At December 31, 2002, neighborhood and community shopping centers generated 89.6% of total revenue, industrial properties accounted for 9.9% and the remainder relates to the office building. We expect to continue to focus the future growth of the portfolio in neighborhood and community centers and bulk and office/service industrial properties. We expect this external growth to occur in the markets in which we currently operate as well as other markets in the southern half of the United States. While we do not anticipate investment in other classes of real estate such as multi-family or office assets, we remain open to opportunistic uses of our undeveloped land.

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

WRI may invest in mortgages; however, we currently have only invested in first mortgages to joint ventures or partnerships in which we own an equity interest. We may also invest in securities of other issuers for the purpose, among others, of exercising control over such entities, subject to the gross income and asset tests necessary for REIT qualification.

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

Diversification from both a geographic and tenancy perspective is a critical component of our operating strategy. While over 55% of our properties are located in the State of Texas, we continue to expand our holdings outside the state. With respect to tenant diversification, our two largest merchants, Kroger and Safeway, accounted for 3.5% and 2.8%, respectively, of our total rental revenues as of December 31, 2002. No other tenant accounted for more than 1.4% of our total rental revenues.

We finance the growth and working capital needs of the company in a conservative manner. With a credit rating of A/A3 from Standard & Poors and Moody's Investor Services, respectively, we have the highest unsecured credit rating of any public REIT. We intend to maintain a conservative approach to managing our balance sheet, which, in turn, gives us many options to raising debt or equity capital when needed. At December 31, 2002, our fixed charge coverage ratio was
2.7  to  1  and  our  debt  to  total  market  capitalization  was  37%.

WRI's policies with respect to the investment and operating philosophies discussed above are reviewed by our Board of Trust Managers periodically and may be modified without a vote of our shareholders.

Location of Properties. Historically, WRI has emphasized investments in properties located primarily in the Houston area. Since 1987, we began actively acquiring properties outside Houston. Of our 343 properties that were owned or operated under long-term leases as of December 31, 2002, 90 of our 302 developed properties and 12 of our 41 parcels of unimproved land were located in the Houston metropolitan area. In addition to these properties, we owned 86 developed properties and ten parcels of unimproved land located in other parts of Texas. Because of our investments in the Houston area, as well as in other parts of Texas, the Houston and Texas economies affect, to a significant degree, the business and operations of WRI.

Although the economies of Houston and Texas slowed in 2002, many indicators show that we continue to outperform the national averages. Many of our operating areas throughout the southern United States are also continuing to perform as such. The Houston economy is highly diversified, with over 50% of the workforce employed in sectors that are effected marginally, if at all, by changing energy prices. In 2002, the unemployment rates in both Texas and Houston were below the US average and inflation was less pronounced in Houston and Texas, compared to the national average. Houston's economy is expected to regain momentum in 2003 as the national and global economies rebound. Any downturn in the Houston or Texas economies could adversely affect us, however, supermarkets and discount stores, which generally anchor our centers providing basic necessity-type items, tend to be less affected by economic changes.

Competition. WRI is among the five largest publicly-held owners and operators of neighborhood and community shopping centers in the nation based on revenues, number of properties and total market capitalization. There are numerous other developers and real estate companies (both public and private), financial institutions and other investors engaged in the development, acquisition and operation of shopping centers and commercial property which compete with us in our trade areas. This results in competition for both acquisitions of existing income-producing properties and also for prime development sites. There is also competition for tenants to occupy the space that WRI and its competitors develop, acquire and manage.

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

Financial Information. Additional financial information concerning WRI is included in the Consolidated Financial Statements located on pages 27 through 47 herein.

ITEM  2.  PROPERTIES

At December 31, 2002, WRI's real estate properties consisted of 343 locations in nineteen states. A complete listing of these properties, including the name, location, building area and land area (in square feet), as applicable, is set forth below:


                                               SHOPPING CENTERS

                                                                            Building
                  Name and Location                                           Area            Land Area
-------------------------------------------------------------------------  -----------       -----------
HOUSTON AND HARRIS COUNTY, TOTAL. . . . . . . . . . . . . . . . . . . . .    7,008,000        26,926,000
Alabama-Shepherd, S. Shepherd at W. Alabama . . . . . . . . . . . . . . .       28,000   *        88,000   *
Almeda Road, Almeda at Southmore. . . . . . . . . . . . . . . . . . . . .       17,000            37,000
Bayshore Plaza, Spencer Hwy. at Burke Rd. . . . . . . . . . . . . . . . .       36,000           196,000
Bellaire Boulevard, Bellaire at S. Rice . . . . . . . . . . . . . . . . .       35,000           137,000
Bellfort, Bellfort at Southbank . . . . . . . . . . . . . . . . . . . . .       48,000           167,000
Bingle Square, U.S. Hwy. 290 at Bingle. . . . . . . . . . . . . . . . . .       46,000           168,000
Braeswood Square, N. Braeswood at Chimney Rock. . . . . . . . . . . . . .      103,000           422,000
Centre at Post Oak, Westheimer at Post Oak Blvd.. . . . . . . . . . . . .      184,000           505,000
Champions Village, F.M. 1960 at Champions Forest Dr.. . . . . . . . . . .      408,000         1,391,000
Copperfield Village, Hwy. 6 at F.M. 529 . . . . . . . . . . . . . . . . .      163,000           712,000
Crestview, Bissonnet at Wilcrest. . . . . . . . . . . . . . . . . . . . .        9,000            35,000
Crosby, F.M. 2100 at Kenning Road (61%) . . . . . . . . . . . . . . . . .       36,000   *       124,000   *
Cullen Place, Cullen at Reed. . . . . . . . . . . . . . . . . . . . . . .        7,000            30,000
Cullen Plaza, Cullen at Wilmington. . . . . . . . . . . . . . . . . . . .       83,000           318,000
Cypress Pointe, F.M. 1960 at Cypress Station. . . . . . . . . . . . . . .      191,000           737,000
Cypress Village, Louetta at Grant Road. . . . . . . . . . . . . . . . . .       25,000           134,000
Eastpark, Mesa Rd. at Tidwell . . . . . . . . . . . . . . . . . . . . . .      140,000           665,000
Edgebrook, Edgebrook at Gulf Fwy. . . . . . . . . . . . . . . . . . . . .       78,000           360,000
Fiesta Village, Quitman at Fulton . . . . . . . . . . . . . . . . . . . .       30,000            80,000
Fondren Southwest Village, Fondren at W. Bellfort . . . . . . . . . . . .      303,000         1,269,000
Fondren/West Airport, Fondren at W. Airport . . . . . . . . . . . . . . .       62,000           223,000
Glenbrook Square, Telephone Road. . . . . . . . . . . . . . . . . . . . .       76,000           320,000
Griggs Road, Griggs at Cullen . . . . . . . . . . . . . . . . . . . . . .       85,000           422,000
Harrisburg Plaza, Harrisburg at Wayside . . . . . . . . . . . . . . . . .       95,000           334,000
Heights Plaza, 20th St. at Yale . . . . . . . . . . . . . . . . . . . . .       72,000           228,000
Humblewood Shopping Plaza, Eastex Fwy. at F.M. 1960 . . . . . . . . . . .      180,000           784,000
I-45/Telephone Rd. Center, I-45 at Maxwell Street . . . . . . . . . . . .      178,000           819,000
Inwood Village, W. Little York at N. Houston-Rosslyn. . . . . . . . . . .       68,000           305,000
Jacinto City, Market at Baca. . . . . . . . . . . . . . . . . . . . . . .       24,000   *        67,000   *
Kingwood, Kingwood Dr. at Chestnut Ridge. . . . . . . . . . . . . . . . .      155,000           648,000
Landmark, Gessner at Harwin . . . . . . . . . . . . . . . . . . . . . . .       56,000           228,000
Lawndale, Lawndale at 75th St.. . . . . . . . . . . . . . . . . . . . . .       53,000           177,000
Little York Plaza, Little York at E. Hardy. . . . . . . . . . . . . . . .      118,000           483,000
Lyons Avenue, Lyons at Shotwell . . . . . . . . . . . . . . . . . . . . .       68,000           179,000
Market at Westchase, Westheimer at Wilcrest . . . . . . . . . . . . . . .       87,000           333,000
Miracle Corners, S. Shaver at Southmore . . . . . . . . . . . . . . . . .       86,000           386,000
Northbrook, Northwest Fwy. at W. 34th . . . . . . . . . . . . . . . . . .      175,000           656,000
North Main Square, Pecore at N. Main. . . . . . . . . . . . . . . . . . .       18,000            64,000
North Oaks, F.M. 1960 at Veterans Memorial. . . . . . . . . . . . . . . .      322,000         1,246,000



                                Table  continued  on  next  page


                                                                            Building
                  Name and Location                                           Area            Land Area
-------------------------------------------------------------------------  -----------       -----------
HOUSTON AND HARRIS COUNTY, (CONT'D.)
North Triangle, I-45 at F.M. 1960 . . . . . . . . . . . . . . . . . . . .       16,000           113,000
Northway, Northwest Fwy. at 34th. . . . . . . . . . . . . . . . . . . . .      212,000           793,000
Northwest Crossing, N.W. Fwy. at Hollister (75%). . . . . . . . . . . . .      135,000   *       671,000   *
Oak Forest, W. 43rd at Oak Forest . . . . . . . . . . . . . . . . . . . .      164,000           541,000
Orchard Green, Gulfton at Renwick . . . . . . . . . . . . . . . . . . . .       74,000           273,000
Randall's/Cypress Station, F.M. 1960 at I-45. . . . . . . . . . . . . . .      141,000           618,000
Randall's/El Dorado, El Dorado at Hwy. 3. . . . . . . . . . . . . . . . .      119,000           429,000
Randall's/Kings Crossing, Kingwood Dr. at Lake Houston Pkwy.. . . . . . .      128,000           624,000
Randall's/Norchester, Grant at Jones. . . . . . . . . . . . . . . . . . .      108,000           475,000
Richmond Square, Richmond Ave. at W. Loop 610 . . . . . . . . . . . . . .       33,000           135,000
River Oaks, East, W. Gray at Woodhead . . . . . . . . . . . . . . . . . .       71,000           206,000
River Oaks, West, W. Gray at S. Shepherd. . . . . . . . . . . . . . . . .      235,000           609,000
Sheldon Forest, North, I-10 at Sheldon. . . . . . . . . . . . . . . . . .       22,000           131,000
Sheldon Forest, South, I-10 at Sheldon. . . . . . . . . . . . . . . . . .       38,000    *      164,000   *
Shops at Three Corners, S. Main at Old Spanish Trail (70%). . . . . . . .      185,000    *      803,000   *
Southgate, W. Fuqua at Hiram Clark. . . . . . . . . . . . . . . . . . . .      126,000           533,000
Spring Plaza, Hammerly at Campbell. . . . . . . . . . . . . . . . . . . .       56,000           202,000
Steeplechase, Jones Rd. at F.M. 1960. . . . . . . . . . . . . . . . . . .      193,000           849,000
Stella Link, North, Stella Link at S. Braeswood (77%) . . . . . . . . . .       40,000    *      158,000   *
Stella Link, South, Stella Link at S. Braeswood . . . . . . . . . . . . .       15,000            56,000
Studemont, Studewood at E. 14th St. . . . . . . . . . . . . . . . . . . .       28,000            91,000
Ten Blalock Square, I-10 at Blalock . . . . . . . . . . . . . . . . . . .       97,000           321,000
10/Federal, I-10 at Federal . . . . . . . . . . . . . . . . . . . . . . .      132,000           474,000
The Village Arcade, University at Kirby . . . . . . . . . . . . . . . . .      191,000           413,000
West Junction, Hwy. 6 at Keith Harrow Dr. . . . . . . . . . . . . . . . .       67,000           264,000
Westbury Triangle, Chimney Rock at W. Bellfort. . . . . . . . . . . . . .       67,000           257,000
Westchase, Westheimer at Wilcrest . . . . . . . . . . . . . . . . . . . .      236,000           766,000
Westhill Village, Westheimer at Hillcroft . . . . . . . . . . . . . . . .      131,000           480,000

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL . . . . . . . . . . . . . .    6,670,000        28,812,000
McDermott Commons, McDermott at Custer Rd., Allen . . . . . . . . . . . .       56,000           328,000
Bell Plaza, 45th Ave. at Bell St., Amarillo . . . . . . . . . . . . . . .      129,000           682,000
Coronado, S.W. 34th St. at Wimberly Dr., Amarillo . . . . . . . . . . . .       49,000           201,000
Grand Plaza, Interstate Hwy 40 at Grand Ave., Amarillo. . . . . . . . . .      157,000           637,000
Puckett Plaza, Bell Road, Amarillo. . . . . . . . . . . . . . . . . . . .      133,000           621,000
Spanish Crossroads, Bell St. at Atkinsen St., Amarillo. . . . . . . . . .       74,000           275,000
Wolflin Village, Wolflin Ave. at Georgia St., Amarillo. . . . . . . . . .      193,000           421,000
Brodie Oaks, South Lamar Blvd. at Loop 360, Austin. . . . . . . . . . . .      245,000         1,050,000
Southridge Plaza, William Cannon Dr. at S. 1st St., Austin. . . . . . . .      143,000           565,000
Baywood, State Hwy. 60 at Baywood Dr., Bay City . . . . . . . . . . . . .       40,000           169,000
Calder, Calder at 24th St., Beaumont. . . . . . . . . . . . . . . . . . .       34,000           129,000
North Park Plaza, Eastex Fwy. at Dowlen, Beaumont . . . . . . . . . . . .       70,000    *      318,000   *
Phelan West, Phelan at 23rd St., Beaumont (67%) . . . . . . . . . . . . .       16,000    *       59,000   *
Phelan, Phelan at 23rd St, Beaumont . . . . . . . . . . . . . . . . . . .       12,000            63,000
Southgate, Calder Ave. at 6th St., Beaumont . . . . . . . . . . . . . . .       34,000           118,000



                                Table  continued  on  next  page


                                                                             Building
                  Name and Location                                            Area            Land Area
--------------------------------------------------------------------------  -----------       -----------
TEXAS (EXCLUDING HOUSTON & HARRIS CO.), (CONT'D.)
Westmont, Dowlen at Phelan, Beaumont . . . . . . . . . . . . . . . . . . .       98,000           507,000
Lone Star Pavilions, Texas at Lincoln Ave., College Station (30%). . . . .       32,000   *       132,000   *
Parkway Square, Southwest Pkwy. at Texas Ave., College Station . . . . . .      158,000           684,000
Montgomery Plaza, Loop 336 West at I-45, Conroe. . . . . . . . . . . . . .      317,000         1,179,000
River Pointe, I-45 at Loop 336, Conroe . . . . . . . . . . . . . . . . . .       46,000           329,000
Moore Plaza, S. Padre Island Dr. at Staples, Corpus Christi. . . . . . . .      355,000         1,492,000
Portairs, Ayers St. at Horne Rd., Corpus Christi . . . . . . . . . . . . .      118,000           416,000
Dickinson, I-45 at F.M. 517, Dickinson (72%) . . . . . . . . . . . . . . .       55,000   *       225,000   *
Coronado Hills, Mesa at Balboa, El Paso. . . . . . . . . . . . . . . . . .      127,000           545,000
Southcliff, I-20 at Grandbury Rd., Ft. Worth . . . . . . . . . . . . . . .      116,000           568,000
Broadway, Broadway at 59th St., Galveston (77%). . . . . . . . . . . . . .       58,000   *       170,000   *
Galveston Place, Central City Blvd. at 61st St., Galveston . . . . . . . .      210,000           828,000
Food King Place, 25th St. at Avenue P, Galveston . . . . . . . . . . . . .       28,000            78,000
Killeen Marketplace, 3200 E. Central Texas Expressway, Killeen . . . . . .      115,000           512,000
Cedar Bayou, Bayou Rd., La Marque. . . . . . . . . . . . . . . . . . . . .       15,000            51,000
League City Plaza, I-45 at F.M. 518, League City . . . . . . . . . . . . .      112,000           680,000
Caprock Center, 50th at Boston Ave., Lubbock . . . . . . . . . . . . . . .      375,000         1,255,000
Central Plaza, Loop 289 at Slide Rd., Lubbock. . . . . . . . . . . . . . .      152,000           529,000
Town & Country, 4th St. at University, Lubbock . . . . . . . . . . . . . .       50,000           339,000
Angelina Village, Hwy. 59 at Loop 287, Lufkin. . . . . . . . . . . . . . .      257,000         1,835,000
Independence Plaza, Town East Blvd., Mesquite. . . . . . . . . . . . . . .      179,000           787,000
McKinney Centre, U.S. Hwy. 380 at U.S. Hwy. 75, McKinney . . . . . . . . .       34,000           199,000
Murphy Crossing, F.M. 544 at Murphy Rd., Murphy. . . . . . . . . . . . . .       33,000           158,000
University Park Plaza, University Dr. at E. Austin St., Nacogdoches. . . .       78,000           283,000
Custer Park, SWC Custer Road at Parker Road, Plano . . . . . . . . . . . .      116,000           376,000
Pitman Corners, Custer Rd. at West 15th, Plano . . . . . . . . . . . . . .      190,000           699,000
Gillham Circle, Gillham Circle at Thomas, Port Arthur. . . . . . . . . . .       33,000            94,000
Village, 9th Ave. at 25th St., Port Arthur (77%) . . . . . . . . . . . . .       40,000   *       187,000   *
Porterwood, Eastex Fwy. at F.M. 1314, Porter . . . . . . . . . . . . . . .       99,000           487,000
Rockwall, I-30 at Market Center Street, Rockwall (30%) . . . . . . . . . .       63,000   *       280,000   *
Plaza, Ave. H at U.S. Hwy. 90A, Rosenberg. . . . . . . . . . . . . . . . .       41,000   *       135,000   *
Rose-Rich, U.S. Hwy. 90A at Lane Dr., Rosenberg. . . . . . . . . . . . . .      104,000           386,000
Lake Pointe Market Center, Dalrock Rd. at Lakeview Parkway, Rowlett. . . .       33,000           206,000
Boswell Towne Center, Hwy. 287 at Bailey Boswell Rd., Saginaw. . . . . . .       11,000            63,000
Bandera Village, Bandera at Hillcrest, San Antonio . . . . . . . . . . . .       57,000           607,000
Oak Park Village, Nacogdoches at New Braunfels, San Antonio. . . . . . . .       65,000           221,000
Parliament Square, W. Ave. at Blanco, San Antonio. . . . . . . . . . . . .       65,000           260,000
Valley View, West Ave. at Blanco Rd., San Antonio. . . . . . . . . . . . .       90,000           341,000
Market at Town Center, Town Center Blvd., Sugar Land . . . . . . . . . . .      392,000         1,732,000
Williams Trace, Hwy. 6 at Williams Trace, Sugar Land . . . . . . . . . . .      263,000         1,187,000
New Boston Road, New Boston at Summerhill, Texarkana . . . . . . . . . . .       97,000           335,000
Island Market Place, 6th St. at 9th Ave., Texas City . . . . . . . . . . .       27,000            90,000
Mainland, Hwy. 1765 at Hwy. 3, Texas City. . . . . . . . . . . . . . . . .       56,000           279,000
Palmer Plaza, F.M. 1764 at 34th St., Texas City. . . . . . . . . . . . . .       97,000           367,000
Broadway, S. Broadway at W. 9th St., Tyler (77%) . . . . . . . . . . . . .       46,000   *       200,000   *



                                Table  continued  on  next  page


                                                                            Building
                  Name and Location                                           Area            Land Area
-------------------------------------------------------------------------  -----------       -----------
TEXAS (EXCLUDING HOUSTON & HARRIS CO.), (CONT'D.)
Crossroads, I-10 at N. Main, Vidor . . . . . . . . . . . . . . . . . . . .     116,000           516,000
Watauga Towne Center, Hwy. 377 at Bursey Rd., Watauga. . . . . . . . . . .      66,000           347,000

CALIFORNIA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,809,000        11,540,000
Centerwood Plaza, Lakewood Blvd. at Alondra Dr., Bellflower. . . . . . . .      71,000           333,000
Southampton Center, IH 780 at Southampton Rd., Benecia . . . . . . . . . .     162,000           596,000
580 Marketplace, E. Castro Valley at Hwy. 580, Castro Valley . . . . . . .     102,000           444,000
Chino Hills Marketplace, Chino Hills Pkwy. at Pipeline Ave, Chino Hills. .     320,000         1,187,000
Buena Vista Marketplace, Huntington Valley at Buena Vista St., Duarte. . .      91,000           322,000
Fremont Gateway Plaza, Paseo Padre Pkwy. at Walnut Ave., Fremont . . . . .     195,000           650,000
Hallmark Town Center, W. Cleveland Ave. at Stephanie Ln., Madera . . . . .      85,000           365,000
Menifee Town Center, Antelope Rd. at Newport Rd., Menifee. . . . . . . . .      83,000           658,000
Prospectors Plaza, Missouri Flat Rd. at U.S. Hwy. 50, Placerville. . . . .     228,000           873,000
Shasta Crossroads, Churn Creek Rd. at Dana Dr., Redding. . . . . . . . . .     121,000           520,000
Ralph's Redondo, Hawthorne Blvd. at 182nd St., Redondo Beach . . . . . . .      67,000           431,000
Arcade Square, Watt Ave. at Whitney Ave., Sacramento . . . . . . . . . . .      76,000           234,000
Discovery Plaza, W. El Camino Ave. at Truxel Rd., Sacramento . . . . . . .      93,000           417,000
Summerhill Plaza, Antelope Rd. at Lichen Dr., Sacramento . . . . . . . . .     134,000           704,000
Silver Creek Plaza, E. Capital Expwy. at Silver Creek Blvd., San Jose. . .     134,000           573,000
San Marcos Plaza, San Marcos Blvd. at Rancho Santa Fe Dr., San Marcos. . .      36,000           116,000
Stony Point Plaza, Stony Point Rd. at Hwy. 12, Santa Rosa. . . . . . . . .     199,000           619,000
Sunset Center, Sunset Avenue at Hwy. 12, Suisun City . . . . . . . . . . .      85,000           359,000
Creekside Center, Alamo Dr. at Nut Creek Rd., Vacaville. . . . . . . . . .     116,000           400,000
Westminster Center, Westminster Blvd. at Golden West St., Westminster. . .     411,000         1,739,000

FLORIDA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,382,000        10,395,000
Boca Lyons, Glades Rd. at Lyons Rd., Boca Raton. . . . . . . . . . . . . .     117,000           544,000
Sunset 19, U.S. Hwy. 19 at Sunset Pointe Rd., Clearwater . . . . . . . . .     273,000         1,078,000
Embassy Lakes, Sheraton St. at Hiatus Rd., Cooper City . . . . . . . . . .     132,000           618,000
Argyle Village, Blanding at Argyle Forest Blvd., Jacksonville. . . . . . .     305,000         1,329,000
Lake Washington Square, Wickham Rd. at Lake Washington Rd., Melbourne. . .     112,000           688,000
Northridge, E. Commercial Blvd. at Dixie Hwy., Oakland Park. . . . . . . .     234,000           901,000
Colonial Plaza, E. Colonial Dr. at Primrose Dr., Orlando . . . . . . . . .     488,000         2,009,000
Market at Southside, Michigan Ave. at Delaney Ave., Orlando. . . . . . . .      97,000           348,000
Pembroke Commons, University at Pines Blvd., Pembroke Pines. . . . . . . .     316,000         1,394,000
Vizcaya Square, Nob Hill Rd. at Cleary Blvd., Plantation . . . . . . . . .     108,000           521,000
Venice Pines Plaza, Center Rd. at Jacaranda Blvd., Venice. . . . . . . . .      97,000           565,000
Winter Park Corners, Aloma Ave. at Lakemont Ave., Winter Park. . . . . . .     103,000           400,000

LOUISIANA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,698,000         7,385,000
Siegen Plaza, Siegen Lane at Honore Lane, Baton Rouge. . . . . . . . . . .      83,000           494,000
Park Terrace, U.S. Hwy. 171 at Parish, DeRidder. . . . . . . . . . . . . .     137,000           520,000
Town & Country Plaza, U.S. Hwy. 190 West, Hammond. . . . . . . . . . . . .     215,000           915,000
Manhattan Place, Manhattan Place at Gretna Blvd., Harvey . . . . . . . . .      10,000            25,000
Ambassador Plaza, Ambassador Caffery at W. Congress, Lafayette . . . . . .      29,000           173,000
Westwood Village, W. Congress at Bertrand, Lafayette . . . . . . . . . . .     141,000           942,000



                                Table  continued  on  next  page


                                                                             Building
                  Name and Location                                            Area            Land Area
--------------------------------------------------------------------------  -----------       -----------
LOUISIANA, (CONT'D.)
Conn's Building, Ryan at 17th St., Lake Charles. . . . . . . . . . . . . .       23,000            36,000
East Town, 3rd Ave. at 1st St., Lake Charles . . . . . . . . . . . . . . .       33,000   *       117,000   *
14/Park Plaza, Hwy. 14 at General Doolittle, Lake Charles. . . . . . . . .      207,000           654,000
Kmart Plaza, Ryan St., Lake Charles. . . . . . . . . . . . . . . . . . . .      105,000   *       406,000   *
Prien Lake Plaza, Prien Lake Rd. at Nelson Rd., Lake Charles . . . . . . .       43,000           261,000
Southgate, Ryan at Eddy, Lake Charles. . . . . . . . . . . . . . . . . . .      171,000           628,000
Danville Plaza, Louisville at 19th, Monroe . . . . . . . . . . . . . . . .      143,000           539,000
Orleans Station, Paris, Robert E. Lee at Chatham, New Orleans. . . . . . .        5,000            31,000
Southgate, 70th at Mansfield, Shreveport . . . . . . . . . . . . . . . . .       73,000           359,000
Westwood, Jewella at Greenwood, Shreveport . . . . . . . . . . . . . . . .      113,000           393,000
University Place, 70th Street at Youree Dr., Shreveport. . . . . . . . . .      167,000           892,000

NEVADA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,632,000         7,464,000
Eastern Horizon, Eastern Ave. at  Horizon Ridge Pkwy., Henderson . . . . .       37,000           235,000
Francisco Centre, E. Desert Inn Rd. at S. Eastern Ave., Las Vegas. . . . .      116,000           639,000
Mission Center, Flamingo Rd. at Maryland Pkwy., Las Vegas. . . . . . . . .      152,000           570,000
Paradise Marketplace, Flamingo Rd. at Sandhill, Las Vegas. . . . . . . . .      149,000           536,000
Rainbow Plaza, Rainbow Blvd. at Charleston Blvd., Las Vegas. . . . . . . .      410,000         1,548,000
Rancho Towne & Country, Rancho Dr. at Charleston Blvd., Las Vegas. . . . .       87,000           350,000
Tropicana Marketplace, Tropicana at Jones Blvd., Las Vegas . . . . . . . .      143,000           519,000
Westland Fair, Charleston Blvd. At Decatur Blvd., Las Vegas. . . . . . . .      374,000         2,346,000
College Park, E. Lake Mead Blvd. at Civic Ctr. Dr., North Las Vegas. . . .      164,000           721,000

NORTH CAROLINA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . .    1,334,000         6,516,000
Capital Square, Capital Blvd. at Huntleigh Dr., Cary . . . . . . . . . . .      157,000           607,000
High House Crossing, NC Hwy. 55 at Green Level W. Rd., Cary. . . . . . . .       90,000           606,000
Northwoods Market, Maynard Rd. at Harrison Ave., Cary. . . . . . . . . . .       78,000           431,000
Parkway Pointe, Cory Parkway and S. R. 1011, Cary. . . . . . . . . . . . .       80,000           461,000
Mineral Springs Village, Mineral Springs Rd. at Wake Forest Rd., Durham. .       58,000           572,000
Avent Ferry, Avent Ferry Rd. at Gorman St., Raleigh. . . . . . . . . . . .      112,000           669,000
Falls Pointe, Neuce Rd. at Durant Rd., Raleigh . . . . . . . . . . . . . .      103,000           658,000
Six Forks Station, Six Forks Rd. at Strickland Rd., Raleigh. . . . . . . .      468,000         1,843,000
Stonehenge Market, Creedmoor Rd. at Bridgeport Dr., Raleigh. . . . . . . .      188,000           669,000

ARIZONA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,327,000         5,728,000
Palmilla Center, Dysart Rd. at McDowell Rd., Avondale. . . . . . . . . . .      104,000           264,000
University Plaza, Plaza Way at Milton Rd., Flagstaff . . . . . . . . . . .      162,000           919,000
Val Vista Towne Center, Warner at Val Vista Rd., Gilbert . . . . . . . . .       93,000           366,000
Arrowhead Festival, 75th Ave. at W. Bell Rd., Glendale . . . . . . . . . .       30,000           157,000
Fry's Ellsworth Plaza, Broadway Rd. at Ellsworth Rd., Mesa . . . . . . . .        9,000            43,000
Red Mountain Gateway, Power Rd. at McKellips Rd., Mesa . . . . . . . . . .       70,000           353,000
Camelback Village Square, Camelback at 7th Avenue, Phoenix . . . . . . . .      135,000           543,000
Squaw Peak Plaza, 16th Street at Glendale Ave., Phoenix. . . . . . . . . .       61,000           220,000
Rancho Encanto, 35th Avenue at Greenway Rd., Phoenix . . . . . . . . . . .       71,000           259,000
Fountain Plaza, 77th St. at McDowell, Scottsdale . . . . . . . . . . . . .      112,000           460,000
Broadway Marketplace, Broadway at Rural, Tempe . . . . . . . . . . . . . .       83,000           347,000
Basha Valley Plaza, S. McClintock at E. Southern, Tempe. . . . . . . . . .      145,000           570,000



                                Table  continued  on  next  page


                                                                             Building
                   Name and Location                                           Area            Land Area
--------------------------------------------------------------------------  -----------       -----------
ARIZONA, (CONT'D.)
Pueblo Anozira, McClintock Dr. at Guadalupe Rd., Tempe . . . . . . . . . .      152,000           769,000
Desert Square Shopping Center, Golf Links at Kolb, Tucson. . . . . . . . .      100,000           458,000

NEW MEXICO, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      952,000         4,024,000
Eastdale, Candelaria Rd. at Eubank Blvd., Albuquerque. . . . . . . . . . .      111,000           601,000
North Towne Plaza, Academy Rd. at Wyoming Blvd., Albuquerque . . . . . . .      103,000           607,000
Pavilions at San Mateo, I-40 at San Mateo, Albuquerque (30%) . . . . . . .       59,000   *       237,000   *
Valle del Sol, Isleta Blvd. at Rio Bravo, Albuquerque. . . . . . . . . . .      106,000           475,000
Wyoming Mall, Academy Rd. at Northeastern, Albuquerque . . . . . . . . . .      326,000         1,309,000
DeVargas, N. Guadalupe at Paseo de Peralta, Santa Fe . . . . . . . . . . .      247,000           795,000

KANSAS, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      784,000         3,418,000
West State Plaza, State Ave. at 78th St., Kansas City. . . . . . . . . . .       94,000           401,000
Regency Park, 93rd St. at Metcalf Ave., Overland Park. . . . . . . . . . .      202,000           742,000
Westbrooke Village, Quivira Rd. at 75th St., Shawnee . . . . . . . . . . .      237,000         1,270,000
Shawnee Village, Shawnee Mission Pkwy. at Quivera Rd., Shawnee . . . . . .      135,000           561,000
Kohl's, Wanamaker Rd. at S.W. 17th St., Topeka . . . . . . . . . . . . . .      116,000           444,000

OKLAHOMA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      702,000         3,173,000
Bryant Square, Bryant Ave. at 2nd St., Edmond. . . . . . . . . . . . . . .      282,000         1,259,000
Market Boulevard, E. Reno Ave. at N. Douglas Ave., Midwest City. . . . . .       36,000           142,000
Town & Country, Reno Ave at North Air Depot, Midwest City. . . . . . . . .      138,000           540,000
Windsor Hills Center, Meridian at Windsor Place, Oklahoma City . . . . . .      246,000         1,232,000

ARKANSAS, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      679,000         2,700,000
Evelyn Hills, College Ave. at Abshier, Fayetteville. . . . . . . . . . . .      155,000           750,000
Broadway Plaza, Broadway at W. Roosevelt, Little Rock. . . . . . . . . . .       16,000            48,000
Geyer Springs, Geyer Springs at Baseline, Little Rock. . . . . . . . . . .      153,000           414,000
Markham Square, W. Markham at John Barrow, Little Rock . . . . . . . . . .      127,000           514,000
Markham West, 11400 W. Markham, Little Rock. . . . . . . . . . . . . . . .      178,000           768,000
Westgate, Cantrell at Bryant, Little Rock. . . . . . . . . . . . . . . . .       50,000           206,000

TENNESSEE, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      520,000         2,089,000
Bartlett Towne Center, Bartlett Blvd. at Stage Rd., Bartlett . . . . . . .      179,000           774,000
Commons at Dexter Lake, Dexter at N. Germantown, Memphis . . . . . . . . .      167,000           671,000
Highland Square, Summer at Highland, Memphis . . . . . . . . . . . . . . .       20,000            84,000
Summer Center, Summer Ave. at Waling Rd., Memphis. . . . . . . . . . . . .      154,000           560,000

COLORADO, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      468,000         2,248,000
Bridges at Smoky Hill, Smoky Hill Rd. at S. Picadilly St., Aurora. . . . .       10,000   *        47,000   *
Carefree, Academy Blvd. at N. Carefree Circle, Colorado Springs. . . . . .      127,000           460,000
Academy Place, Academy Blvd. at Union Blvd., Colorado Springs. . . . . . .       84,000           404,000
Gold Creek Center, Hwy. 86 at Elizabeth St., Elizabeth . . . . . . . . . .       13,000   *        55,000   *
City Center Englewood, S. Santa Fe at Hampden Ave., Englewood. . . . . . .       74,000   *       168,000   *
Crossing at Stonegate, Jordan Rd. at Lincoln Ave., Parker (37.5%). . . . .       45,000   *       299,000   *
Thorncreek Crossing, Washington St. at 120th St., Thornton . . . . . . . .       66,000   *       179,000   *
Westminster Plaza, North Federal Blvd. at 72nd Ave., Westminster . . . . .       49,000   *       636,000   *



                                Table  continued  on  next  page


                                                                            Building
                  Name and Location                                           Area            Land Area
-------------------------------------------------------------------------  -----------       -----------
MISSOURI, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      338,000         1,101,000
Ballwin Plaza, Manchester Rd. at Vlasis Dr., Ballwin. . . . . . . . . . .      203,000           653,000
PineTree Plaza, U.S. Hwy. 50 at Hwy. 291, Lee's Summit. . . . . . . . . .      135,000           448,000

MAINE, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      249,000           963,000
The Promenade, Essex at Summit, Lewiston. . . . . . . . . . . . . . . . .      249,000           963,000

MISSISSIPPI, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . .      117,000           581,000
Southaven Commons, Goodman Rd. at Swinnea Rd., Southaven. . . . . . . . .      117,000           581,000

ILLINOIS, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      103,000           503,000
Lincoln Place Centre, Hwy. 59, Fairview Heights . . . . . . . . . . . . .      103,000           503,000



                                       INDUSTRIAL

HOUSTON AND HARRIS COUNTY, TOTAL. . . . . . . . . . . . . . . . . . . . .    3,224,000         9,296,000
Beltway 8 Business Park, Beltway 8 at Petersham Dr. . . . . . . . . . . .      158,000           499,000
Blankenship Building, Kempwood Drive. . . . . . . . . . . . . . . . . . .       59,000           175,000
Brookhollow Business Center, Dacoma at Directors Row. . . . . . . . . . .      133,000           405,000
Cannon/So. Loop Business Park, Cannon Street (20%). . . . . . . . . . . .       59,000   *        96,000   *
Central Park North, W. Hardy Rd. at Kendrick Dr.. . . . . . . . . . . . .      155,000           466,000
Central Park Northwest VI, Central Pkwy. at Dacoma. . . . . . . . . . . .      175,000           518,000
Central Park Northwest VII, Central Pkwy. at Dacoma . . . . . . . . . . .      103,000           283,000
Claywood Industrial Park, Clay at Hollister . . . . . . . . . . . . . . .      330,000         1,761,000
Crosspoint Warehouse, Crosspoint. . . . . . . . . . . . . . . . . . . . .       73,000           179,000
Jester Plaza, West T.C. Jester. . . . . . . . . . . . . . . . . . . . . .      101,000           244,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr.. . . . . . . . . . .      113,000           327,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr. (20%). . . . . . . .       42,000   *       106,000   *
Lathrop Warehouse, Lathrop St. at Larimer St. (20%) . . . . . . . . . . .       51,000   *        87,000   *
Navigation Business Park, Navigation at N. York (20%) . . . . . . . . . .       47,000   *       111,000   *
Northway Park II, Loop 610 East at Homestead (20%). . . . . . . . . . . .       61,000   *       149,000   *
Park Southwest, Stancliff at Brooklet . . . . . . . . . . . . . . . . . .       52,000           160,000
Railwood Industrial Park, Mesa at U.S. 90 . . . . . . . . . . . . . . . .      616,000         1,651,000
Railwood Industrial Park, Mesa at U.S. 90 (20%) . . . . . . . . . . . . .       99,000   *       213,000   *
South Loop Business Park, S. Loop at Long Dr. . . . . . . . . . . . . . .       46,000   *       103,000   *
Southport Business Park 5, South Loop 610 . . . . . . . . . . . . . . . .      161,000           358,000
Southwest Park II, Rockley Road . . . . . . . . . . . . . . . . . . . . .       68,000           216,000
Stonecrest Business Center, Wilcrest at Fallstone . . . . . . . . . . . .      111,000           308,000
West-10 Business Center, Wirt Rd. at I-10 . . . . . . . . . . . . . . . .      141,000           331,000
West-10 Business Center II, Wirt Rd. at I-10. . . . . . . . . . . . . . .       83,000           149,000
West Loop Commerce Center, W. Loop N. at I-10 . . . . . . . . . . . . . .       34,000            91,000
610 and 11th St. Warehouse, Loop 610 at 11th St.. . . . . . . . . . . . .      105,000           202,000
610 and 11th St. Warehouse, Loop 610 at 11th St. (20%). . . . . . . . . .       48,000   *       108,000   *



                                Table  continued  on  next  page


                                                                            Building
                  Name and Location                                           Area            Land Area
-------------------------------------------------------------------------  -----------       -----------
                        INDUSTRIAL (CONT'D)

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL . . . . . . . . . . . . . .    2,782,000         6,999,000
Randol Mill Place, Randol Mill Road, Arlington. . . . . . . . . . . . . .       55,000           178,000
Braker 2 Business Center, Kramer Ln. at Metric Blvd., Austin. . . . . . .       27,000            93,000
Corporate Center I & II, Putnam Dr. at Research Blvd., Austin . . . . . .      117,000           326,000
Oak Hills Industrial Park, Industrial Oaks Blvd., Austin. . . . . . . . .       90,000           340,000
Rutland 10 Business Center, Metric Blvd. At Centimeter Circle, Austin . .       54,000           139,000
Southpark A,B,C., East St. Elmo Rd. at Woodward St., Austin . . . . . . .       78,000           238,000
Southpoint Service Center, Burleson at Promontory Point Dr., Austin . . .       54,000           234,000
Walnut Creek Office Park, Cameron Rd., Austin . . . . . . . . . . . . . .       34,000           122,000
Wells Branch Corporate Center, Wells Branch Pkwy., Austin . . . . . . . .       60,000           183,000
Midway Business Center, Midway at Boyington, Carrollton . . . . . . . . .      142,000           309,000
Manana Office Center, I-35 at Manana, Dallas. . . . . . . . . . . . . . .      223,000           473,000
Newkirk Service Center, Newkirk near N.W. Hwy., Dallas. . . . . . . . . .      106,000           223,000
Northaven Business Center, Northaven Rd., Dallas. . . . . . . . . . . . .      151,000           178,000
Northeast Crossing Off/Svc Ctr., East N.W. Hwy. at Shiloh, Dallas . . . .       79,000           199,000
Northwest Crossing Off/Svc Ctr., N.W. Hwy. at Walton Walker, Dallas . . .      127,000           290,000
Redbird Distribution Center, Joseph Hardin Drive, Dallas. . . . . . . . .      111,000           234,000
Regal Distribution Center, Leston Avenue, Dallas. . . . . . . . . . . . .      203,000           318,000
Space Center Industrial Park, Pulaski St. at Irving Blvd., Dallas . . . .      265,000           426,000
Walnut Trails Business Park, Walnut Hill Lane, Dallas . . . . . . . . . .      103,000           311,000
DFW-Port America, Port America Place, Grapevine . . . . . . . . . . . . .       45,000           110,000
Jupiter Service Center, Jupiter near Plano Pkwy., Plano . . . . . . . . .       78,000           234,000
Sherman Plaza Business Park, Sherman at Phillips, Richardson. . . . . . .      100,000           312,000
Interwest Business Park, Alamo Downs Parkway, San Antonio . . . . . . . .      218,000           742,000
O'Connor Road Business Park, O'Connor Road, San Antonio . . . . . . . . .      150,000           459,000
Nasa One Business Center, Nasa Road One at Hwy. 3, Webster. . . . . . . .      112,000           328,000

TENNESSEE, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,089,000         2,684,000
Southwide Warehouse # 2, Federal Compress Ind. Pk., Memphis . . . . . . .      124,000           302,000
Southwide Warehouse # 3, Federal Compress Ind. Pk., Memphis . . . . . . .      112,000           209,000
Southwide Warehouse # 4, Federal Compress Ind. Pk., Memphis . . . . . . .      120,000           220,000
Thomas Street Warehouse, N. Thomas Street, Memphis. . . . . . . . . . . .      165,000           423,000
Crowfarn Drive Warehouse, Crowfarn Dr. at Getwell Rd., Memphis. . . . . .      161,000           316,000
Outland Business Center, Outland Center Dr., Memphis. . . . . . . . . . .      407,000         1,214,000

FLORIDA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      600,000         1,535,000
Lakeland Industrial Ctr., I-4 at County Rd., Lakeland . . . . . . . . . .      600,000         1,535,000

GEORGIA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      363,000           965,000
6485 Crescent Dr., I-85 at Jimmy Carter Blvd., Norcross . . . . . . . . .      363,000           965,000

NEVADA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       66,000           162,000
East Sahara Off/Svc Ctr., E. Sahara Blvd., Las Vegas. . . . . . . . . . .       66,000           162,000



                                Table  continued  on  next  page


                                                                            Building
                  Name and Location                                           Area            Land Area
-------------------------------------------------------------------------  -----------       -----------


                            OFFICE BUILDING

HOUSTON & HARRIS COUNTY, TOTAL. . . . . . . . . . . . . . . . . . . . . .      121,000           171,000
Citadel Plaza, N. Loop 610 at Citadel Plaza Dr. . . . . . . . . . . . . .      121,000           171,000



                            UNIMPROVED LAND

HOUSTON & HARRIS COUNTY, TOTAL. . . . . . . . . . . . . . . . . . . . . .                      3,156,000
Bissonnet at Wilcrest . . . . . . . . . . . . . . . . . . . . . . . . . .                        773,000
Citadel Plaza at 610 N. Loop. . . . . . . . . . . . . . . . . . . . . . .                        137,000
East Orem . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        122,000
Kirkwood at Dashwood Dr.. . . . . . . . . . . . . . . . . . . . . . . . .                        322,000
Mesa Rd. at Tidwell . . . . . . . . . . . . . . . . . . . . . . . . . . .                        901,000
Mowery at Cullen. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        118,000
Northwest Fwy. at Gessner . . . . . . . . . . . . . . . . . . . . . . . .                        422,000
Redman at W. Denham . . . . . . . . . . . . . . . . . . . . . . . . . . .                         17,000
Sheldon at I-10 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         19,000
W. Little York at N. Houston-Rosslyn. . . . . . . . . . . . . . . . . . .                         19,000
W. Little York at Interstate 45 . . . . . . . . . . . . . . . . . . . . .                        161,000
W. Loop N. at I-10. . . . . . . . . . . . . . . . . . . . . . . . . . . .                        145,000

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL . . . . . . . . . . . . . .                      2,109,000
McDermott Drive at Custer Rd., Allen. . . . . . . . . . . . . . . . . . .                         41,000
River Pointe Dr. at I-45, Conroe. . . . . . . . . . . . . . . . . . . . .                        186,000
F.M. 731 at F.M. 1187, Crowley. . . . . . . . . . . . . . . . . . . . . .                        635,000
Beach St. at Golden Triangle Blvd., Fort Worth. . . . . . . . . . . . . .                        340,000
U.S. Hwy. 380 (University Drive) and U.S. Hwy. 75, McKinney . . . . . . .                        135,000
F.M. 544 at Murphy Rd., Murphy. . . . . . . . . . . . . . . . . . . . . .                        165,000
Dalrock Rd. at Lakeview Parkway, Rowlett. . . . . . . . . . . . . . . . .                        139,000
Highway 287 at Bailey Boswell Rd., Saginaw. . . . . . . . . . . . . . . .                        113,000
Hillcrest, Sunshine at Quill, San Antonio . . . . . . . . . . . . . . . .                        171,000
Hwy. 3 at Hwy. 1765, Texas City . . . . . . . . . . . . . . . . . . . . .                        184,000

LOUISIANA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      4,497,000
Siegen Lane at Honore Ln., Baton Rouge. . . . . . . . . . . . . . . . . .                        506,000
U.S. Hwy. 171 at Parish, DeRidder . . . . . . . . . . . . . . . . . . . .                        462,000
Ambassador Caffery Pkwy. at Congress St., Lafayette . . . . . . . . . . .                         23,000
Ambassador Caffery Pkwy. at Kaliste Saloom Rd., Lafayette . . . . . . . .                      1,031,000
Prien Lake Rd. at Nelson Rd., Lake Charles. . . . . . . . . . . . . . . .                        599,000
Manhattan Blvd. at Gretna Blvd., Harvey . . . . . . . . . . . . . . . . .                        869,000
Woodland Hwy., Plaquemines Parish (5%). . . . . . . . . . . . . . . . . .                        822,000   *
70th. St. at Youree Dr., Shreveport . . . . . . . . . . . . . . . . . . .                        185,000



                                Table  continued  on  next  page


                                                                            Building
                  Name and Location                                           Area            Land Area
-------------------------------------------------------------------------  -----------       -----------
                           UNIMPROVED LAND (CONT'D)

COLORADO, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      1,852,000
E. Alameda at I-225, Aurora . . . . . . . . . . . . . . . . . . . . . . .                      1,130,000   *
Smoky Hill Rd. at S. Picadilly St., Aurora. . . . . . . . . . . . . . . .                         90,000   *
2nd Ave. at Lowry Ave., Denver. . . . . . . . . . . . . . . . . . . . . .                        123,000   *
Hwy. 86 at Elizabeth St., Elizabeth . . . . . . . . . . . . . . . . . . .                         24,000   *
Hampton at Santa Fe, Englewood. . . . . . . . . . . . . . . . . . . . . .                         58,000   *
Jordan Rd. at Lincoln Ave., Parker (38%). . . . . . . . . . . . . . . . .                         28,000   *
120th at Washington, Thornton . . . . . . . . . . . . . . . . . . . . . .                        399,000   *

NEVADA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      1,099,000
Eastern Ave. at Horizon Ridge Pkwy., Henderson. . . . . . . . . . . . . .                        366,000
Tropicana Ave. at Fort Apache Rd., Las Vegas. . . . . . . . . . . . . . .                        733,000   *

UTAH, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        149,000
Main St. at State St., American Fork (33%). . . . . . . . . . . . . . . .                        149,000   *

ARIZONA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         15,000
Broadway Rd. at Ellsworth Rd., Mesa . . . . . . . . . . . . . . . . . . .                         15,000



                                Table  continued  on  next  page


                                                                            Building
                  Name and Location                                           Area            Land Area
-------------------------------------------------------------------------  -----------       -----------
                     ALL PROPERTIES-BY LOCATION

GRAND TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   38,017,000       160,255,000
Houston & Harris County . . . . . . . . . . . . . . . . . . . . . . . . .   10,353,000        39,549,000
Texas (excluding Houston & Harris County) . . . . . . . . . . . . . . . .    9,452,000        37,920,000
Florida . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,982,000        11,930,000
California. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,809,000        11,540,000
Louisiana . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,698,000        11,882,000
Nevada. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,698,000         8,725,000
Tennessee . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,609,000         4,773,000
North Carolina. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,334,000         6,516,000
Arizona . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,327,000         5,743,000
New Mexico. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      952,000         4,024,000
Kansas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      784,000         3,418,000
Oklahoma. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      702,000         3,173,000
Arkansas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      679,000         2,700,000
Colorado. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      468,000         4,100,000
Georgia . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      363,000           965,000
Missouri. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      338,000         1,101,000
Maine . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      249,000           963,000
Mississippi . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      117,000           581,000
Illinois. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      103,000           503,000
Utah. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        149,000



                 ALL PROPERTIES-BY CLASSIFICATION

GRAND TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   38,017,000       160,255,000
Shopping Centers. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29,772,000       125,566,000
Industrial. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8,124,000        21,641,000
Office Building . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      121,000           171,000
Unimproved Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     12,877,000



Note: Total square footage includes 7,847,000 square feet of land leased and 450,000 square feet of building leased from others.

       *  Denotes  partial  ownership.  WRI's  interest is 50% except where noted.
          The square  feet  figures  represent  WRI's  proportionate  ownership  of the entire property.


General. In 2002, no single property accounted for more than 2.3% of WRI's total assets or 2.0% of gross revenues. Four properties, in the aggregate, represented approximately 7.2% of our gross revenues for the year ended December 31, 2002; otherwise, none of the remaining properties accounted for more than 1.5% of our gross revenues during the same period. The weighted average occupancy rate for all of our improved properties as of December 31, 2002 was 91.7%.

Substantially all of our properties are owned directly by WRI (subject in some cases to mortgages), although our interests in some properties are held indirectly through interests in joint ventures or under long-term leases. In our opinion, our properties are well maintained and in good repair, suitable for their intended uses, and adequately covered by insurance.

Shopping Centers. As of December 31, 2002, WRI owned or operated under long-term leases, either directly or through its interests in joint ventures, 245 shopping centers with approximately 29.8 million square feet of building area. The shopping centers were located predominantly in Texas with other locations in California, Louisiana, Arizona, Florida, Nevada, North Carolina, Colorado, Tennessee, Arkansas, New Mexico, Kansas, Oklahoma, Missouri, Illinois, Mississippi and Maine.

WRI's shopping centers are primarily neighborhood and community shopping centers that range in size from 100,000 to 400,000 square feet, as distinguished from small strip centers, which generally contain 5,000 to 25,000 square feet, and from large regional enclosed malls that generally contain over 500,000 square feet. Most of the centers do not have climatized common areas, but are designed to allow retail customers to park their automobiles in close proximity to any retailer in the center. Our centers are customarily constructed of masonry, steel and glass, and all have lighted, paved parking areas, which are typically landscaped with berms, trees and shrubs. They are generally located at major intersections in close proximity to neighborhoods that have existing populations sufficient to support retail activities of the types conducted in our centers.

We have approximately 5,700 separate leases with 4,300 different tenants, including national and regional supermarket chains, drug stores, discount department stores, junior department stores, other nationally or regionally known stores and a great variety of other regional and local retailers. The large number of locations offered by WRI and the types of traditional anchor tenants help attract prospective new tenants. Some of the national and regional supermarket chains, which are tenants in our centers, include Albertson's, Fiesta, Smith's (Kroger), H.E.B., Kroger Company, Randall's Food Markets (Safeway), Fry's Food Stores (Kroger), Ralph's (Kroger), Raley's, Publix, King Soopers, Inc. (Kroger) and Safeway. In addition to these supermarket chains, WRI's nationally and regionally known retail store tenants include Eckerd, Walgreen and Osco (Albertson's) drugstores; Kmart discount stores; Bealls and Palais Royal junior department stores; Kohl's, Marshall's, Office Depot, Office Max, Staples, Babies 'R' Us, Ross Dress For Less, Stein Mart and T.J. Maxx off-price specialty stores; Academy sporting goods; CompUSA, Best Buy, Conn's and Circuit City electronics stores; FAO Schwarz toy store; Cost Plus Imports; Linens 'N Things; Barnes & Noble bookstore; Border's Books; Home Depot; Lowe's; Bed, Bath & Beyond; and the following restaurant chains: Luby's, Piccadilly and Furr's cafeterias, Arby's, Burger King, Church's Fried Chicken, Dairy Queen, Domino's, Jack-in-the-Box, CiCi Pizza, Long John Silver's, McDonald's, Olive Garden, Outback Steakhouse, Pizza Hut, Shoney's, Steak & Ale, Taco Bell and
Whataburger. We also lease space in 3,000 to 20,000 square foot areas to national chains such as the Limited Store, The Gap, One Price Stores, Old Navy, Eddie Bauer and Radio Shack. Other merchants in our portfolio include Al's Formal Wear, Anna's Linens, TGF Haircutters, Clothestime, Big Lots, Jason's Deli, Dollar General, Dress Barn, Family Dollar, Shoe Cents, Fashion Bug, Cloth World, Fox Photo, GNC, Goodyear Tire, Luther's Bar-B-Q, Mattress Firm, Fantastic Sam's, One Price Clothing Stores, Paper Warehouse, Rent-A-Center, Sally Beauty, Souper Salad, Black Eyed Pea, Men's Wearhouse and Tuesday Morning. The diversity of our tenant base is also evidenced in the fact that our largest tenant (Kroger) accounted for only 3.5% of rental revenues during 2002.

In the ordinary course of business, WRI has tenants that filed for bankruptcy protection, such as Kmart, Service Merchandise and FAO Schwartz. The communication and timing of store closings varies by retailer; however, we believe the effect of these bankruptcies will not have a material impact on our financial position or results of operations. Also, we would not expect other retailer bankruptcies to have a significant effect on the liquidity of WRI, due to the significant diversification of our tenant base, where no one tenant represents more than 3.5% of our rental revenues.

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

During 2002, WRI invested $196.2 million through the acquisition of retail operating properties. Additionally, operating partnership units valued at $51.5 million were issued in conjunction with the purchase of seven properties in North Carolina which utilized the DownREIT structure. Including these North Carolina properties, we acquired 15 shopping centers, adding 2.5 million square feet to our portfolio.

In March 2002, we acquired the Northridge Shopping Center located in Fort Lauderdale, Florida. This 234,000 square foot center is anchored by Publix Supermarket, Ross Dress For Less and Bally's Total Fitness, and has recently undergone redevelopment and expansion.

In April 2002, we formed two limited partnerships to acquire seven supermarket-anchored shopping centers in the Raleigh-Durham market totaling 1.2 million square feet from Bob Hughes and Associates and related partnerships. This transaction utilized a DownREIT structure whereby we issued operating partnership units that are convertible into WRI common shares and will be included in the consolidated financial statements of WRI because we exercise financial and operating control. Also, in April 2002, we acquired Pitman Corners, a supermarket-anchored center located in Plano, Texas (a Dallas suburb), containing a total of 190,000 square feet.

In June 2002, Westminster Plaza, a 97,000 square foot center located in Westminster, Colorado, was acquired through a 50% joint venture with our Denver-based development partner. This joint venture will be included in the consolidated financial statements of WRI because we exercise financial and operating control. Also, in June 2002, we acquired Lake Washington Square, an 112,000 square foot center located in Melbourne, Florida.

In August 2002, we acquired Chino Hills Shopping Center, a 320,000 square foot supermarket-anchored center located in Chino Hills, California (Los Angeles metropolitan area). This property is anchored by Von's (Safeway), Rite-Aid and Kmart, and is 92% occupied.

In December, we acquired three retail shopping centers. Falls Pointe Shopping Center, located in Raleigh, North Carolina is a 98,000 square foot center that is anchored by Harris Teeter. Also, Embassy Lakes and Vizcaya Square Shopping Centers, totaling 244,000 square feet, were acquired and both are located in Florida and anchored by Winn Dixie.

In 2002, WRI acquired land at three separate locations for the development of retail shopping centers. Two of these acquisitions were made in joint ventures. These joint ventures are accounted for using the equity method of accounting, as WRI has the ability to exercise significant influence, but does not have financial or operating control. We currently have 20 retail developments underway which, upon completion, will represent an investment of approximately $269 million and will add 1.9 million square feet to the portfolio. These projects will come on-line beginning in early 2003 through mid 2004.

Industrial Properties. At December 31, 2002, WRI owned 56 industrial projects with approximately 8.1 million square feet of building area. Its properties are located in Texas, Nevada, Georgia, Florida and Tennessee.

Office Building. We own a seven-story, 121,000 square foot masonry office building with a detached, covered, three-level parking garage situated on 171,000 square feet of land fronting on North Loop 610 West in Houston. The building serves, in part, as WRI's headquarters. Other than WRI, the major tenant of the building is Bank of America, which currently occupies 9% of the office space.

Unimproved Land. At December 31, 2002, WRI owned, directly or through its interest in a joint venture, 41 parcels of unimproved land aggregating approximately 12.9 million square feet of land area located in Texas, Louisiana, Arizona, Colorado, Illinois, Nevada and Utah. These properties include approximately 5.2 million square feet of land adjacent to certain of our existing developed properties, which may be used for expansion of these developments, as well as approximately 7.7 million square feet of land, which may be used for new development. Almost all of these unimproved properties are served by roads and utilities and are ready for development. Most of these parcels are suitable for development as shopping centers or industrial projects, and WRI intends to emphasize the development of these parcels for such purpose.

ITEM  3.  LEGAL  PROCEEDINGS

WRI is involved in various matters of litigation arising in the normal course of business. While WRI is unable to predict with certainty the amounts involved, WRI's management and counsel believe that, when such litigation is resolved, WRI's resulting liability, if any, will not have a material adverse effect on WRI's consolidated financial statements.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SHAREHOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS

WRI's common shares are listed and traded on the New York Stock Exchange under the symbol "WRI". The number of holders of record of our common shares as of February 19, 2003 was 3,366. The high and low sale prices per common share (restated to reflect the three-for-two share split in April 2002), as reported on the New York Stock Exchange composite tape, and dividends per share paid for the fiscal quarters indicated were as follows:


                       HIGH     LOW     DIVIDENDS
                     -------  -------  ----------
2002:
    Fourth . . . . . $ 38.25  $ 34.45  $ 0.555
    Third. . . . . .   38.64    30.85    0.555
    Second . . . . .   36.90    33.55    0.555
    First. . . . . .   34.43    32.13    0.555

2001:
    Fourth . . . . . $ 33.60  $ 31.76  $ 0.526
    Third. . . . . .   33.20    29.10    0.526
    Second . . . . .   30.71    27.85    0.526
    First. . . . . .   30.33    26.71    0.526


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


                                                           (Amounts in thousands, except per share amounts)
                                                                       Year Ended December 31,
                                                     2002         2001         2000         1999         1998
                                                  -----------  -----------  -----------  -----------  -----------

Revenues (primarily real estate rentals) . . . .  $  365,410   $  309,004   $  245,168   $  220,753   $  190,070
                                                  -----------  -----------  -----------  -----------  -----------
Expenses:
    Depreciation and amortization. . . . . . . .      78,481       67,039       53,451       47,943       40,674
    Interest . . . . . . . . . . . . . . . . . .      65,863       54,473       43,190       32,792       33,338
    Other. . . . . . . . . . . . . . . . . . . .     111,133       95,017       75,475       68,351       59,625
                                                  -----------  -----------  -----------  -----------  -----------
                  Total. . . . . . . . . . . . .     255,477      216,529      172,116      149,086      133,637
                                                  -----------  -----------  -----------  -----------  -----------

Income from operations . . . . . . . . . . . . .     109,933       92,475       73,052       71,667       56,433
Equity in earnings of joint ventures . . . . . .       4,043        5,547        4,143        3,654        4,469
Minority interest in income of partnerships. . .      (3,553)        (475)        (630)        (789)        (606)
Gain on sale of properties and securities. . . .         188        8,339          382       20,594          328
Discontinued operations (1). . . . . . . . . . .      21,256        2,656        2,054        1,194        1,133
Extraordinary charge . . . . . . . . . . . . . .                                               (190)      (1,392)
                                                  -----------  -----------  -----------  -----------  -----------
Net income . . . . . . . . . . . . . . . . . . .  $  131,867   $  108,542   $   79,001   $   96,130   $   60,365
                                                  ===========  ===========  ===========  ===========  ===========
Net income available to common
  shareholders . . . . . . . . . . . . . . . . .  $  112,111   $   88,839   $   58,961   $   76,537   $   54,484
                                                  ===========  ===========  ===========  ===========  ===========

Cash flows from operations . . . . . . . . . . .  $  168,488   $  146,659   $  119,043   $  113,351   $   93,054
                                                  ===========  ===========  ===========  ===========  ===========

Per share data - basic: (2)
    Income before discontinued operations
      and extraordinary charge . . . . . . . . .  $     1.75   $     1.79   $     1.42   $     1.88   $     1.36
    Net income . . . . . . . . . . . . . . . . .  $     2.16   $     1.85   $     1.47   $     1.91   $     1.36
    Weighted average number of shares. . . . . .      51,911       48,104       40,163       40,035       40,001

Per share data - diluted: (2)
    Income before discontinued operations
      and extraordinary charge . . . . . . . . .  $     1.75   $     1.79   $     1.41   $     1.87   $     1.35
    Net income . . . . . . . . . . . . . . . . .  $     2.15   $     1.84   $     1.46   $     1.90   $     1.35
    Weighted average number of shares. . . . . .      53,360       48,369       40,397       40,335       40,304

Cash dividends per common share (2). . . . . . .  $     2.22   $     2.11   $     2.00   $     1.89   $     1.79

Property (at cost) . . . . . . . . . . . . . . .  $2,695,286   $2,352,393   $1,728,414   $1,486,224   $1,278,466
Total assets . . . . . . . . . . . . . . . . . .  $2,423,889   $2,095,747   $1,498,477   $1,312,746   $1,107,077
Debt . . . . . . . . . . . . . . . . . . . . . .  $1,330,369   $1,070,835   $  792,353   $  592,978   $  513,361

Other data:
Funds from operations: (3)
      Net income available to common
        shareholders . . . . . . . . . . . . . .  $  112,111   $   88,839   $   58,961   $   76,537   $   54,484
      Depreciation and amortization. . . . . . .      76,855       67,803       55,344       49,256       41,580
      Gain on sale of properties and securities.     (18,614)      (9,795)        (382)     (20,596)        (885)
      Extraordinary charge . . . . . . . . . . .                                                190        1,392
                                                  -----------  -----------  -----------  -----------  -----------
                  Total. . . . . . . . . . . . .  $  170,352   $  146,847   $  113,923   $  105,387   $   96,571
                                                  ===========  ===========  ===========  ===========  ===========
__________

(1)  Adoption of  SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"  requires the operating  results and gain (loss)  on the sale of  operating properties to be reported  as  discontinued
     operations.





(2) All per share and weighted average share information has been restated to reflect the three-for-two share split in April 2002.

(3)  The  Board  of  Governors  of  the  National  Association  of  Real  Estate
     Investment Trusts defines funds from operations as net income (loss) computed in accordance with generally accepted accounting principles, excluding gains or losses from sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. We calculate FFO in a manner consistent with the NAREIT definition. Most industry analysts and equity REITs, including WRI, believe FFO is an alternative measure of performance relative to other REITs. There can be no assurance that FFO presented by WRI is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations. The results of operations and financial condition of the company, as reflected in the accompanying statements and related footnotes, are subject to management's evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors which could affect the ongoing viability of the company's tenants. Management believes the most critical accounting policies in this regard are the estimation of an allowance for doubtful receivables (including the allowance for straight-line rent receivables), the determination of reserves for self-insured general liability insurance and the periodic determination of whether the value of a real estate asset has been impaired. Each of these issues requires management to make judgments that are subjective in nature; however, management considers and assesses a significant amount of historical data and current market data in arriving at what it believes to be reasonable estimates.

Weingarten Realty Investors owned or operated under long-term leases, either directly or through its interest in joint ventures, 245 shopping centers, 56 industrial properties and one office building at December 31, 2002. Of our 302 developed properties, 176 are located in Texas (including 90 in Houston and Harris County). Our remaining properties are located in California (20), Louisiana (17), Arizona (14), Florida (13), Nevada (10), North Carolina (9), Colorado (8), Tennessee (8), Arkansas (6), New Mexico (6), Kansas (5), Oklahoma
(4), Missouri (2), Illinois (1), Georgia (1), Mississippi (1) and Maine (1). WRI has nearly 5,700 leases and 4,300 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments, reimbursements of property operating expenses and an amount based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, drugstores, value-oriented apparel/discount stores and other retailers, which generally sell basic necessity-type items.

CAPITAL  RESOURCES  AND  LIQUIDITY
WRI anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements. Cash on hand, internally-generated cash flow, borrowings under our existing credit facilities, issuance of unsecured debt and the use of project financing, as well as other debt and equity alternatives, will provide the necessary capital to maintain and operate our properties, refinance debt maturities and achieve planned growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows increased to $168.5 million in 2002 from $146.7 million in 2001 and $119.0 million for 2000.

During 2002, WRI invested $196.2 million through the acquisition of retail operating properties. Additionally, operating partnership units valued at $51.5 million were issued in conjunction with the purchase of seven properties in North Carolina which utilized the DownREIT structure. Including these North Carolina properties, we acquired 15 shopping centers, adding 2.5 million square feet to our portfolio.

In 2002, WRI acquired land at three separate locations for the development of retail shopping centers. Two of these acquisitions were made in joint ventures. These joint ventures are accounted for using the equity method of accounting, because WRI has the ability to exercise significant influence, but does not have financial or operating control. We currently have 20 retail developments underway which, upon completion, will represent an investment of approximately $269 million and will add 1.9 million square feet to the portfolio. These projects will come on-line beginning in early 2003 through mid-2004. We invested $70.3 million in these projects during 2002 and expect to invest approximately $88 million in these properties during 2003 and 2004.

Capitalized expenditures for acquisitions, new development and additions to the existing portfolio were, in millions, $351.2, $632.2 and $240.0 during 2002, 2001 and 2000, respectively. All of the acquisitions and new development during 2002 were either initially financed under WRI's revolving credit facilities or funded with excess cash flow from our existing portfolio of properties. WRI's share of capitalized expenditures for unconsolidated joint ventures or partnerships, including the purchase of properties by newly-formed joint ventures or partnerships, were, in millions: $1.8, $.7 and $20.2 during 2002, 2001 and 2000, respectively.

Common and preferred dividends increased to $135.2 million in 2002, compared to $123.0 million in 2001 and $100.4 million in 2000. WRI satisfied its REIT requirement of distributing at least 90% (95% in 2000) of ordinary taxable income for each of the three years ending December 31, 2002. Our dividend payout ratio on common equity for 2002, 2001 and 2000 approximated 67.7%, 70.4% and 70.5%, respectively, based on funds from operations for the applicable year.

In February 2002, a three-for-two share split, affected in the form of a 50% share dividend, was declared for shareholders of record on April 1, 2002, payable April 15, 2002. We issued 17.3 million common shares of beneficial interest as a result of the share split. All references to the number of shares and per share amounts have been restated to reflect the share split, and an amount equal to the par value of the number of common shares issued has been reclassified to common shares from retained earnings.

In February 2002, we completed the sale of .3 million common shares of beneficial interest. Net proceeds to WRI totaled $9.5 million based on a price of $33.65 per share and were used to pay down amounts outstanding under our $350 million revolving credit facility.

WRI has a $350 million unsecured revolving credit facility with a syndicate of banks. This facility will mature in November 2003 and provides for a one-year extension, at our sole option. The facility bears interest at a rate of LIBOR plus 50 basis points. Additionally, the facility includes a competitive bid option that allows WRI to hold auctions at lower pricing for short-term funds for up to $175 million. WRI also has an unsecured and uncommitted overnight credit facility totaling $20 million to be used for cash management purposes. WRI has two interest rate swap contracts with an aggregate notional amount of $20 million which expire in June 2004 and fix interest rates on a like amount of the $350 million revolver at 7.7%. We have determined these swap agreements are highly effective in offsetting future variable interest cash flows of the revolving credit debt and, accordingly, they have been designated as cash flow hedges. An additional interest rate swap contract with a notional amount of $25 million serves as a hedge against changes in interest rates on a $25 million variable-rate medium term note. This swap fixes the interest rate on the medium term note at 6.8% and matures in July 2003. In July 2002, an interest rate swap with a notional amount of $25 million matured. The fair value of these interest rate swaps at December 31, 2002 was reflected as a liability of $2.4 million.

In July 2001, we entered into a $50 million unsecured term loan with two banks that also participate in our $350 million revolving credit facility. The terms of the $50 million loan, including pricing, are substantially identical to those of our $350 million revolving credit facility, and it also matures on the same date.

In July 2001, we sold $200 million of unsecured notes with a coupon of 7%. Net proceeds from the offering totaled $198.3 million and were used to pay down amounts outstanding under our $350 million revolving credit facility. Concurrent with the sale of the 7% notes, we settled our $188.7 million forward-starting interest rate swap contracts, resulting in a gain of $1.6 million. These swap contracts, which we entered into in June 2001, have been designated as a cash flow hedge of forecasted interest payments for fixed-rate notes to be issued in future periods, and accordingly, the gain is being amortized over the life of the 7% notes.

Also in July 2001, we entered into eleven interest rate swaps with an aggregate notional amount of $107.5 million that convert fixed interest payments at rates from 6.4% to 7.4% to variable interest payments. These interest rate swaps have been designated as fair value hedges. We have determined that these contracts will be highly effective in limiting our risk of changes in the fair value of the fixed-rate notes attributable to changes in variable interest rates. The fair value of these interest rate swaps at December 31, 2002 was reflected as an asset of $7.7 million.

During the first nine months of 2002, the Company issued a total of $147 million of unsecured fixed-rate medium term notes at a weighted average rate of 6.1% and a weighted average term of 10.2 years. Proceeds received were used to pay down amounts outstanding under our $350 million revolving credit facility.

On November 25, 2002, WRI issued a ten-year $32 million medium term note bearing interest at 5.7%, and on December 26, 2002, we issued a ten-year $42 million medium term note bearing interest at 5.7%. Proceeds received were used to pay down amounts outstanding under our $350 million revolving credit facility.

Subsequent to year-end, the Company issued a total of $136 million of unsecured fixed-rate medium term notes at a weighted average rate of 5.4% and a weighted average term of 11.4 years. Proceeds received were used to pay down amounts outstanding under our $350 million revolving credit facility.

Total debt outstanding increased to $1.3 billion at December 31, 2002 from $1.1 billion at December 31, 2001, primarily to fund acquisitions and new development. Total debt at December 31, 2002 includes $1.1 billion on which interest rates are fixed, including the net effect of our $152.5 million of interest rate swaps, and $274.7 million which bears interest at variable rates. Additionally, debt totaling $371.7 million is secured by operating properties while the remaining $958.7 million is unsecured.

In conjunction with acquisitions completed during 2002, we assumed $98.3 million of non-recourse debt secured by the related properties. The weighted average interest rate on this debt is 7.5%, and the average remaining life is 7.8 years. Additionally, we assumed non-recourse debt secured by a retail property that is held by a joint venture in which we participate. Our share of this debt totaled $2.6 million with an interest rate of 8.0% and a remaining life of 28 years.

In March 2001, we filed a $500 million shelf registration statement, of which $112.9 million is currently available. WRI will continue to closely monitor both the debt and equity markets and carefully consider its available financing alternatives, including both public and private placements.

RESULTS  OF  OPERATIONS

Rental revenues increased 18.2%, or $55.3 million, from $303.8 million in 2001 to $359.0 million in 2002 and by 27.2%, or $65.0 million, from $238.7 million in 2000. Of these increases, property acquisitions and new development contributed $53.3 million in 2002 and $61.1 million in 2001. The remaining portion of these increases, which are offset by the effect of property dispositions, is due to activity at our existing properties. Occupancy of our shopping centers decreased from 92.8% at the end of 2001 to 92.5% at December 31, 2002. Occupancy of our industrial portfolio decreased from 90.1% at the end of 2001 to 88.7% at December 31, 2002, and occupancy of the total portfolio decreased from 92.2% at December 31, 2001 to 91.7% at December 31, 2002. In 2002, we completed 1,301 renewals or new leases comprising 5.1 million square feet at an average rental rate increase of 8.2%. Net of the amortized portion of capital costs for tenant improvements, the increase averaged 5.6%. Occupancy of our total portfolio decreased from 93.0% at the end of 2000 to 92.2% at the end of 2001. In 2001, we completed 966 renewals or new leases comprising 4.9 million square feet at an average rental rate increase of 10.4%. Net of the amortized portion of capital costs for tenant improvements, the increase averaged 7.8%.

Interest income totaled $1.1 million in 2002, $1.2 million in 2001 and $3.5 million in 2000. The decrease in interest income from 2000 to 2001 was due to the completion of permanent financing with third parties of interim loans by us to our unconsolidated joint ventures in 2000.

Direct costs and expenses of operating our properties (operating and ad valorem tax expenses) increased to $100.0 million in 2002 from $85.4 million in 2001 and $67.3 million in 2000. These increases are primarily due to properties acquired and developed during these periods. Overall, direct operating costs and expenses as a percentage of rental revenues were 28% in 2002, 2001 and 2000, respectively. Bad debt expense increased from $.9 million in 2000 to $2.7 million in 2001 and decreased to $1.8 million in 2002. The decrease in bad debt expense from 2001 to 2002 is due to the recovery of previously reserved receivables, primarily from Stage Stores and Weiners. The increase in bad debt expense from 2000 to 2001 is due to tenant bankruptcies in 2000 and 2001, primarily Kmart, Service Merchandise, Weiners and Stage Stores.

Depreciation and amortization have increased to $78.5 million in 2002 from $67.0 million in 2001 and $53.5 million in 2000, also as a result of the properties acquired and developed during these periods. General and administrative expense has increased to $11.1 million in 2002 from $9.6 million in 2001 and $8.2 million in 2000. These increases are due to normal compensation increases as well as increases in staffing necessitated by the growth in the portfolio. General and administrative expense as a percentage of rental revenues was 3% in 2002, 2001 and 2000, respectively.

Gross interest costs, before capitalization of interest to development projects, increased from $64.2 million in 2001 to $75.5 million in 2002. This increase in interest cost was due mainly to an increase in the average debt outstanding from $927.6 million for 2001 to $1.2 billion for 2002. The weighted-average interest rate decreased from 6.9% in 2001 to 6.3% in 2002. Interest expense, net of amounts capitalized, increased $11.4 million from 2001. The amount of interest capitalized decreased to $9.6 million in 2002 from $9.7 million in 2001. Comparing 2001 to 2000, gross interest costs increased from $47.4 million in 2000 to $64.2 million in 2001. This was due to an increase in the average debt outstanding from $652.9 million in 2000 to $927.6 million in 2001. The weighted-average interest rate decreased between the two periods from 7.2% in 2000 to 6.9% in 2001. Interest expense, net of amounts capitalized, increased $11.3 million from 2000. The amount of interest capitalized increased to $9.7 million in 2001 from $4.2 million in 2000 due to an increase in the amount of development activity during the year.

Minority interest in income of partnerships has increased to $3.6 million in 2002 from $.5 million in 2001 and $.6 million in 2000. This increase in minority interest in income of partnerships from 2001 to 2002 results primarily from the acquisition of seven supermarket-anchored shopping centers in the Raleigh-Durham market in April 2002 utilizing a DownREIT structure. These limited partnerships are included in our consolidated financial statements because we exercise financial and operating control. Also, $1.1 million of this increase from 2001 to 2002 results from a gain from the sale of one shopping center at a consolidated partnership that is reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income.

The gain on sale of $19.7 million in 2002 was due primarily to the sale of seven properties. The gain on sale of $8.3 million in 2001 was due primarily to the sale of nine properties.

FUNDS  FROM  OPERATIONS

The Board of Governors of the National Association of Real Estate Investment Trusts defines funds from operations as net income (loss) computed in accordance with generally accepted accounting principles, excluding gains or losses from sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. We calculate FFO in a manner consistent with the NAREIT definition. Most industry analysts and equity REITs, including WRI, believe FFO is an alternative measure of performance relative to other REITs. There can be no assurance that FFO presented by WRI is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

Funds  from  operations  is  calculated  as  follows  (in  thousands):


                                                                                    YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                                 2002        2001        2000
                                                                              ----------  ----------  ----------

Net income available to common shareholders . . . . . . . . . . . . . . . . . $ 112,111   $  88,839   $  58,961
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .    74,870      65,940      53,624
Depreciation and amortization of unconsolidated joint ventures. . . . . . . .     1,985       1,863       1,720
Gain on sale of properties. . . . . . . . . . . . . . . . . . . . . . . . . .   (18,614)     (8,368)       (382)
Gain on sale of properties of unconsolidated joint ventures . . . . . . . . .                (1,427)
                                                                              ----------  ----------  ----------
              Funds from operations . . . . . . . . . . . . . . . . . . . . .   170,352     146,847     113,923
Funds from operations attributable to operating
  partnership units . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3,644         180         305
                                                                              ----------  ----------  ----------
              Funds from operations assuming conversion of OP units . . . . . $ 173,996   $ 147,027   $ 114,228
                                                                              ==========  ==========  ==========


Weighted average shares outstanding - basic . . . . . . . . . . . . . . . . .    51,911      48,104      40,163
Effect of dilutive securities:
      Share options and awards. . . . . . . . . . . . . . . . . . . . . . . .       327         188          78
      Operating partnership units . . . . . . . . . . . . . . . . . . . . . .     1,122          77         156
                                                                              ----------  ----------  ----------
Weighted average shares outstanding - diluted . . . . . . . . . . . . . . . .    53,360      48,369      40,397
                                                                              ==========  ==========  ==========



EFFECTS  OF  INFLATION

The rate of inflation was relatively unchanged in 2002. WRI has structured its leases, however, in such a way as to remain largely unaffected should significant inflation occur. Most of the leases contain percentage rent provisions whereby WRI receives rentals based on the tenants' gross sales. Many leases provide for increasing minimum rentals during the terms of the leases through escalation provisions. In addition, many of WRI's leases are for terms of less than ten years, which allows WRI to adjust rental rates to changing market conditions when the leases expire. Most of WRI's leases also require the tenants to pay their proportionate share of operating expenses and ad valorem taxes. As a result of these lease provisions, increases due to inflation, as well as ad valorem tax rate increases, generally do not have a significant adverse effect upon WRI's operating results.

NEW  ACCOUNTING  PRONOUNCEMENTS

On January 1, 2002, WRI adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses accounting and reporting for the impairment or disposal of a segment of a business. More specifically, this Statement broadens the presentation of discontinued operations to include a component of an entity whose operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.

In 2002, we sold five retail projects located in Houston (3), Grand Prairie and San Antonio, Texas; one industrial building located in Houston, Texas and the River Pointe Apartments located in Conroe, Texas. Accordingly, the operating results and the gain on sale of the disposed properties have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income. Included in the December 31, 2001 Consolidated Balance Sheet was $33.0 million of Property and $7.5 million of Accumulated Depreciation associated with the five shopping centers, the industrial building and the multi-family residential project that were sold.

Subsequent to year-end, a warehouse building was sold that was classified as held for sale in 2002. The operating results of this industrial facility have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income, and $1.6 million is reported as property held for sale in the Consolidated Balance Sheet at December 31, 2002.

In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 will not have a material impact on our financial position, results of operations or cash flows.

In April 2002, FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections". The purpose of this statement is to update, clarify and simplify existing accounting standards. We adopted this statement effective April 30, 2002 and determined that the adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123", which is effective for fiscal years beginning after December 15, 2002. This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will adopt this statement effective January 1, 2003 using the prospective method, and we do not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial-statement periods ending after December 15, 2002. WRI has adopted the disclosure provisions, and management does not expect the full adoption of FIN 45 to have a material impact on the financial position, results of operations or cash flows.

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We will adopt this statement in 2003, and we do not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

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

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

WRI uses fixed and floating-rate debt to finance its capital requirements. These transactions expose WRI to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose WRI to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At December 31, 2002, WRI had fixed-rate debt of $1.1 billion and variable-rate debt of $274.7 million, after adjusting for the effect of interest rate swaps. We also had variable-rate notes receivable from joint venture partners totaling $61.3 million at year-end. In the event interest rates were to increase 100 basis points, net income, funds from operations and future cash flows would decrease $2.7 million based upon the variable-rate debt and notes receivable outstanding at December 31, 2002.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


INDEPENDENT  AUDITORS'  REPORT

To  the  Board  of  Trust  Managers  and  Shareholders  of
     Weingarten  Realty  Investors:


     We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related statements of consolidated income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weingarten Realty Investors and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for the impairment and disposal of long-lived assets to conform to Statement of Financial Accounting Standards No. 144.




DELOITTE  &  TOUCHE  LLP

Houston,  Texas
February  24,  2003


                      STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                           Year Ended December 31,
                                                                       -------------------------------
                                                                         2002       2001       2000
                                                                       ---------  ---------  ---------
Revenues:
      Rentals. . . . . . . . . . . . . . . . . . . . . . . . . . . . . $359,044   $303,767   $238,742
      Interest income. . . . . . . . . . . . . . . . . . . . . . . . .    1,054      1,167      3,538
      Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,312      4,070      2,888
                                                                       ---------  ---------  ---------

                   Total . . . . . . . . . . . . . . . . . . . . . . .  365,410    309,004    245,168
                                                                       ---------  ---------  ---------

Expenses:
      Depreciation and amortization. . . . . . . . . . . . . . . . . .   78,481     67,039     53,451
      Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .   65,863     54,473     43,190
      Operating. . . . . . . . . . . . . . . . . . . . . . . . . . . .   55,615     47,237     36,534
      Ad valorem taxes . . . . . . . . . . . . . . . . . . . . . . . .   44,370     38,210     30,728
      General and administrative . . . . . . . . . . . . . . . . . . .   11,148      9,570      8,213
                                                                       ---------  ---------  ---------

                   Total . . . . . . . . . . . . . . . . . . . . . . .  255,477    216,529    172,116
                                                                       ---------  ---------  ---------

Income Before Equity in Earnings of Joint Ventures,
  Minority Interest in Income of Partnerships, Gain
  on Sale of Properties and Discontinued Operations. . . . . . . . . .  109,933     92,475     73,052
      Equity in Earnings of Joint Ventures . . . . . . . . . . . . . .    4,043      5,547      4,143
      Minority Interest in Income of Partnerships. . . . . . . . . . .   (3,553)      (475)      (630)
      Gain on Sale of Properties . . . . . . . . . . . . . . . . . . .      188      8,339        382
                                                                       ---------  ---------  ---------
Income Before Discontinued Operations. . . . . . . . . . . . . . . . .  110,611    105,886     76,947
                                                                       ---------  ---------  ---------
      Operating Income from Discontinued Operations. . . . . . . . . .    1,784      2,656      2,054
      Gain on Sale of Properties . . . . . . . . . . . . . . . . . . .   19,472
                                                                       ---------  ---------  ---------
                   Income from Discontinued Operations . . . . . . . .   21,256      2,656      2,054
                                                                       ---------  ---------  ---------
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $131,867   $108,542   $ 79,001
                                                                       =========  =========  =========
Net Income Available to Common Shareholders. . . . . . . . . . . . . . $112,111   $ 88,839   $ 58,961
                                                                       =========  =========  =========

Net Income Per Common Share - Basic:
      Income Before Discontinued Operations. . . . . . . . . . . . . . $   1.75   $   1.79   $   1.42
      Discontinued Operations. . . . . . . . . . . . . . . . . . . . .      .41        .06        .05
                                                                       ---------  ---------  ---------
      Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . $   2.16   $   1.85   $   1.47
                                                                       =========  =========  =========

Net Income Per Common Share - Diluted:
      Income Before Discontinued Operations. . . . . . . . . . . . . . $   1.75   $   1.79   $   1.41
      Discontinued Operations. . . . . . . . . . . . . . . . . . . . .      .40        .05        .05
                                                                       ---------  ---------  ---------
      Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . $   2.15   $   1.84   $   1.46
                                                                       =========  =========  =========

Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $131,867   $108,542   $ 79,001
                                                                       ---------  ---------  ---------
Other Comprehensive Income (Loss):
      Cumulative effect of change in accounting principle
        (SFAS 133) on other comprehensive loss . . . . . . . . . . . .              (1,877)
      Unrealized derivative gain (loss) on interest rate swaps . . . .    2,065     (2,579)
      Unrealized derivative gain (loss) on forward-starting
        interest rate swaps. . . . . . . . . . . . . . . . . . . . . .     (159)     1,520
      Minimum pension liability adjustment . . . . . . . . . . . . . .   (1,572)
                                                                       ---------  ---------  ---------
Other Comprehensive Income (Loss). . . . . . . . . . . . . . . . . . .      334     (2,936)
                                                                       ---------  ---------  ---------

Comprehensive Income . . . . . . . . . . . . . . . . . . . . . . . . . $132,201   $105,606   $ 79,001
                                                                       =========  =========  =========



                       See Notes to Consolidated Financial Statements.


                                    CONSOLIDATED BALANCE SHEETS
                          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 December 31,
                                                                           ------------------------
                                                                              2002         2001
                                                                           -----------  -----------
                                    ASSETS
Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $2,695,286   $2,352,393
Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .   (460,832)    (402,958)
                                                                           -----------  -----------
      Property - net . . . . . . . . . . . . . . . . . . . . . . . . . . .  2,234,454    1,949,435
Investment in Real Estate Joint Ventures . . . . . . . . . . . . . . . . .     28,738       25,742
                                                                           -----------  -----------

          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2,263,192    1,975,177
                                                                           -----------  -----------

Notes Receivable from Real Estate Joint Ventures and Partnerships. . . . .     14,747        6,068
Unamortized Debt and Lease Costs . . . . . . . . . . . . . . . . . . . . .     48,377       42,755
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $4,302 in 2002 and $2,926 in 2001) . . . . . . . . . . . . .     38,256       32,382
Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . . . . . .     27,420       12,434
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     31,897       26,931
                                                                           -----------  -----------

                           Total . . . . . . . . . . . . . . . . . . . . . $2,423,889   $2,095,747
                                                                           ===========  ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $1,330,369   $1,070,835
Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . . . . .     81,488       80,412
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23,636       19,542
                                                                           -----------  -----------

          Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,435,493    1,170,789
                                                                           -----------  -----------

Minority Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     54,983        3,886
                                                                           -----------  -----------

Commitments and Contingencies

Shareholders' Equity:
    Preferred Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 10,000
        7.44% Series A cumulative redeemable preferred shares of
          beneficial interest;  3,000 shares issued and outstanding;
          aggregate liquidation preference $75,000 . . . . . . . . . . . .         90           90
        7.125% Series B cumulative redeemable preferred shares of
          beneficial interest;  3,600 shares issued and 3,518 and
          3,526 shares outstanding in 2002 and 2001; aggregate
          liquidation preference $87,955 . . . . . . . . . . . . . . . . .        106          106
        7.0% Series C cumulative redeemable preferred shares of
          beneficial interest;  2,300 shares issued and 2,253 and
          2,256 shares outstanding in 2002 and 2001; aggregate
          liquidation preference $112,629. . . . . . . . . . . . . . . . .         67           67
    Common Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 150,000; shares issued and outstanding:
      52,076 in 2002 and 51,521 in 2001. . . . . . . . . . . . . . . . . .      1,559        1,548
    Capital Surplus. . . . . . . . . . . . . . . . . . . . . . . . . . . .  1,082,046    1,066,757
    Accumulated Dividends in Excess of Net Income. . . . . . . . . . . . .   (147,853)    (144,560)
    Accumulated Other Comprehensive Loss . . . . . . . . . . . . . . . . .     (2,602)      (2,936)
                                                                           -----------  -----------
          Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . .    933,413      921,072
                                                                           -----------  -----------

                           Total . . . . . . . . . . . . . . . . . . . . . $2,423,889   $2,095,747
                                                                           ===========  ===========



                See Notes to Consolidated Financial Statements.



                              STATEMENTS OF CONSOLIDATED CASH FLOWS
                                     (AMOUNTS IN THOUSANDS)

                                                                                 Year Ended December 31,
                                                                            -------------------------------
                                                                               2002        2001        2000
                                                                            ----------  ----------  ----------
Cash Flows from Operating Activities:
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 131,867   $ 108,542   $  79,001
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization. . . . . . . . . . . . . . . . . . .     79,344      68,316      54,597
        Equity in earnings of joint ventures . . . . . . . . . . . . . . .     (4,043)     (5,547)     (4,143)
        Minority interest in income of partnerships. . . . . . . . . . . .      3,553         475         630
        Gain on sale of properties . . . . . . . . . . . . . . . . . . . .    (19,660)     (8,339)       (382)
        Changes in accrued rent and accounts receivable. . . . . . . . . .     (9,016)    (12,680)     (5,071)
        Changes in other assets. . . . . . . . . . . . . . . . . . . . . .    (16,947)    (22,869)    (15,667)
        Changes in accounts payable and accrued expenses . . . . . . . . .      2,940      17,307       5,505
        Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .        450       1,454       4,573
                                                                            ----------  ----------  ----------
                Net cash provided by operating activities. . . . . . . . .    168,488     146,659     119,043
                                                                            ----------  ----------  ----------

Cash Flows from Investing Activities:
    Investment in properties . . . . . . . . . . . . . . . . . . . . . . .   (214,128)   (471,174)   (228,068)
    Notes receivable:
        Advances . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (9,663)     (2,895)    (37,818)
        Collections. . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,285       7,943      74,420
    Proceeds from sale of properties . . . . . . . . . . . . . . . . . . .     45,763      23,146       3,368
    Real estate joint ventures and partnerships:
        Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (5,355)     (1,011)    (12,475)
        Distributions. . . . . . . . . . . . . . . . . . . . . . . . . . .      5,229       4,774       3,241
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                               (514)
                                                                            ----------  ----------  ----------
                Net cash used in investing activities. . . . . . . . . . .   (175,869)   (439,217)   (197,846)
                                                                            ----------  ----------  ----------

Cash Flows from Financing Activities:
    Proceeds from issuance of:
        Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    275,997     442,650     211,804
        Common shares of beneficial interest . . . . . . . . . . . . . . .     13,850     307,722       1,398
    Principal payments of debt . . . . . . . . . . . . . . . . . . . . . .   (132,189)   (329,824)    (28,161)
    Common and preferred dividends paid. . . . . . . . . . . . . . . . . .   (135,160)   (123,015)   (100,376)
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (131)        138      (3,144)
                                                                            ----------  ----------  ----------
                Net cash provided by financing activities. . . . . . . . .     22,367     297,671      81,521
                                                                            ----------  ----------  ----------

Net increase in cash and cash equivalents. . . . . . . . . . . . . . . . .     14,986       5,113       2,718
Cash and cash equivalents at January 1 . . . . . . . . . . . . . . . . . .     12,434       7,321       4,603
                                                                            ----------  ----------  ----------

Cash and cash equivalents at December 31 . . . . . . . . . . . . . . . . .  $  27,420   $  12,434   $   7,321
                                                                            ==========  ==========  ==========



                 See Notes to Consolidated Financial Statements.


                                          STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                                      (AMOUNTS IN THOUSANDS)

                                           Years Ended December 31, 2002, 2001 and 2000



                                            Preferred      Common                   Accumulated                      Accumulated
                                            Shares of     Shares of                 Dividends in      Deferred          Other
                                            Beneficial   Beneficial     Capital      Excess of      Compensation    Comprehensive
                                             Interest     Interest      Surplus      Net Income      Obligation         Loss
                                           ------------  -----------  -----------  --------------  --------------  ---------------
Balance, January 1, 2000 . . . . . . . . . $       267   $     1,320  $  753,030   $    (108,712)  $          (3)
  Net income . . . . . . . . . . . . . . .                                                79,001
  Shares issued under benefit plans. . . .                         2       1,783
  Shares issued in exchange for interest
    in limited partnerships. . . . . . . .                         2       3,554
  Dividends declared - common shares . . .                                               (80,336)
  Dividends declared - preferred shares. .                                               (20,040)
  Redemption of Series B preferred shares.          (1)            1          (2)
  Redemption of Series C preferred shares.          (1)            1          (2)
  Deferred compensation obligation . . . .                                                                     3
                                           ------------  -----------  -----------  --------------  --------------  ---------------
Balance, December 31, 2000 . . . . . . . .         265         1,326     758,363        (130,087)
  Net income . . . . . . . . . . . . . . .                                               108,542
  Issuance of common shares. . . . . . . .                       216     301,824
  Shares issued under benefit plans. . . .                         4       6,571
  Dividends declared - common shares . . .                                              (103,312)
  Dividends declared - preferred shares. .                                               (19,703)
  Redemption of Series B preferred shares.          (1)            1
  Redemption of Series C preferred shares.          (1)            1          (1)
  Other Comprehensive Loss . . . . . . . .                                                                         $       (2,936)
                                           ------------  -----------  -----------  --------------  --------------  ---------------
Balance, December 31, 2001 . . . . . . . .         263         1,548   1,066,757        (144,560)                          (2,936)
  Net income . . . . . . . . . . . . . . .                                               131,867
  Issuance of common shares. . . . . . . .                         6       9,482
  Shares issued under benefit plans. . . .                         5       5,807
  Dividends declared - common shares . . .                                              (115,404)
  Dividends declared - preferred shares. .                                               (19,756)
  Other Comprehensive Income . . . . . . .                                                                                    334
                                           ------------  -----------  -----------  --------------  --------------  ---------------
Balance, December 31, 2002 . . . . . . . . $       263   $     1,559  $1,082,046   $    (147,853)  $           -   $       (2,602)
                                           ============  ===========  ===========  ==============  ==============  ===============



                 See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Business
Weingarten Realty Investors, a Texas real estate investment trust, is engaged in the management, acquisition and development of real estate, primarily anchored neighborhood and community shopping centers and, to a lesser extent, industrial properties. Over 55% of the square footage of WRI's portfolio is in Texas, with the remainder located primarily in the southern half of the United States. WRI's major tenants include supermarkets, discount retailers, drugstores and other merchants who generally sell basic, necessity-type goods and services. WRI currently operates, and intends to operate in the future, as a real estate investment trust.

Basis  of  Presentation
The consolidated financial statements include the accounts of WRI and its subsidiaries, as well as 100% of the accounts of joint ventures and partnerships over which WRI exercises financial and operating control and the related amounts of minority interests. All significant intercompany balances and transactions have been eliminated. Investments in joint ventures and partnerships where WRI has the ability to exercise significant influence, but does not exercise financial and operating control, are accounted for using the equity method.

Revenue  Recognition
Rental revenue is generally recognized on a straight-line basis over the life of the lease. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded.

Revenue based on a percentage of tenants' sales is recognized only after the tenant exceeds their sales breakpoint.

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

Deferred  Charges
Debt and lease costs are amortized primarily on a straight-line basis, which approximates the effective interest method, over the terms of the debt and over the lives of leases, respectively.

Use  of  Estimates
The preparation of financial statements requires management to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain disclosures. Actual results could differ from those estimates.

Per  Share  Data
Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding that have been adjusted for the three-for-two share split described in Note 6. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated, as follows (in thousands):


                                                                    YEAR ENDED DECEMBER 31,
                                                                 -----------------------------
                                                                    2002      2001      2000
                                                                 ---------  --------  --------
Numerator:
Net income available to common shareholders - basic. . . . . . . $ 112,111  $ 88,839  $ 58,961
Income attributable to operating partnership units . . . . . . .     2,388        83       131
                                                                 ---------  --------  --------
Net income available to common shareholders - diluted. . . . . . $ 114,499  $ 88,922  $ 59,092
                                                                 =========  ========  ========

Denominator:
Weighted average shares outstanding - basic. . . . . . . . . . .    51,911    48,104    40,163
Effect of dilutive securities:
    Share options and awards . . . . . . . . . . . . . . . . . .       327       188        78
    Operating partnership units. . . . . . . . . . . . . . . . .     1,122        77       156
                                                                 ---------  --------  --------
Weighted average shares outstanding - diluted. . . . . . . . . .    53,360    48,369    40,397
                                                                 =========  ========  ========



Options to purchase, in millions: .4, .4 and 1.3 common shares in 2002, 2001 and 2000, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price for the year.

Statements  of  Cash  Flows
WRI considers all highly liquid investments with original maturities of three months or less as cash equivalents. WRI issued .1 million common shares of beneficial interest in 2000 valued at $3.6 million in exchange for interests in limited partnerships which had been formed to acquire operating properties. We assumed debt totaling $105.1 million, $165.0 million and $30.7 million in connection with purchases of property during 2002, 2001 and 2000, respectively.

Reclassifications
Certain reclassifications of prior years' amounts have been made to conform with the current year presentation.

NOTE  2.  NEWLY  ADOPTED  ACCOUNTING  PRONOUNCEMENTS

On January 1, 2002, WRI adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses accounting and reporting for the impairment or disposal of a segment of a business. More specifically, this Statement broadens the presentation of discontinued operations to include a component of an entity whose operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.

In 2002, we sold five retail projects located in Houston (3), Grand Prairie and San Antonio, Texas; one industrial building located in Houston, Texas and the River Pointe Apartments located in Conroe, Texas. Accordingly, the operating results and the gain on sale of the disposed properties have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income. Included in the December 31, 2001 Consolidated Balance Sheet was $33.0 million of Property and $7.5 million of Accumulated Depreciation associated with the five shopping centers, the industrial building and the multi-family residential project that were sold.

Subsequent to year-end, a warehouse building was sold that was classified as held for sale in 2002. The operating results of this industrial facility have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income, and $1.6 million is reported as property held for sale in the Consolidated Balance Sheet at December 31, 2002.

In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS No. 143 will not have a material impact on our financial position, results of operations or cash flows.

In April 2002, FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections". The purpose of this statement is to update, clarify and simplify existing accounting standards. We adopted this statement effective April 30, 2002 and determined that the adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123", which is effective for fiscal years beginning after December 15, 2002. This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will adopt this statement effective January 1, 2003 using the prospective method, and we do not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial-statement periods ending after December 15, 2002. WRI has adopted the disclosure provisions, and management does not expect the full adoption of FIN 45 to have a material impact on the financial position, results of operations or cash flows.

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We will adopt this statement in 2003, and we do not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

NOTE  3.  DERIVATIVES  AND  HEDGING

On January 1, 2001, WRI adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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

On December 31, 2002, the derivative instruments designated as cash flow hedges were reported at their fair values as Other Liabilities, net of accrued interest, of $2.4 million. The derivative instruments designated as fair value hedges on December 31, 2002 were reported at their fair values as Other Assets, net of accrued interest, of $7.7 million.

Within the next twelve months, the Company expects to reclassify to earnings as interest expense approximately $1.9 million of the current balance held in accumulated other comprehensive loss. As of December 31, 2002, the balance in accumulated other comprehensive loss relating to the derivatives was $1.0 million. With respect to fair value hedges, both changes in fair market value of the derivative hedging instrument and changes in the fair value of the hedged item will be recorded in earnings each reporting period. These amounts should completely offset with no impact to earnings, except for the portion of the hedge that proves to be ineffective, if any.

NOTE  4.  DEBT

WRI's  debt  consists  of  the  following  (in  thousands):


                                                                           DECEMBER 31,
                                                                     -----------------------
                                                                         2002        2001
                                                                     -----------  ----------
Fixed-rate debt payable to 2030 at 5.1% to 8.8%. . . . . . . . . . . $ 1,097,185  $  796,913
Variable-rate unsecured notes payable. . . . . . . . . . . . . . . .      75,000     100,000
Unsecured notes payable under revolving credit agreements. . . . . .     119,000     134,500
Obligations under capital leases . . . . . . . . . . . . . . . . . .      33,462      33,554
Industrial revenue bonds payable to 2015 at 1.6% to 3.2% . . . . . .       5,722       5,868
                                                                     -----------  ----------

                Total. . . . . . . . . . . . . . . . . . . . . . . . $ 1,330,369  $1,070,835
                                                                     ===========  ==========



In November 2000, WRI entered into an unsecured $350 million revolving credit agreement with a syndicate of banks. The agreement expires in November 2003, but we can request a one-year extension of the agreement, solely at our option. We also have an agreement for an unsecured and uncommitted overnight credit facility totaling $20 million with a bank to be used for cash management purposes. WRI also has letters of credit totaling $25.4 million outstanding under the $350 million revolving credit facility at December 31, 2002. The revolving credit agreements are subject to normal banking terms and conditions and do not adversely restrict our operations or liquidity.

In July 2001, we entered into a $50 million unsecured term loan with two banks that also participate in our $350 million revolving credit facility. The terms of the $50 million loan, including pricing, are substantially identical to those of our $350 million revolving credit facility, and it also matures on the same date.

At December 31, 2002, the variable interest rate for notes payable under the $350 million revolving credit agreement was 1.9%. During 2002, the maximum balance and weighted average balance outstanding under both revolving credit facilities were $191.5 million and $141.5 million, respectively, at an average interest rate of 2.3%. WRI made cash payments for interest on debt, net of amounts capitalized, of $63.1 million in 2002, $42.9 million in 2001 and $40.8 million in 2000.

Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At December 31, 2002 and 2001, the carrying value of such property aggregated $688.5 million and $491.3 million, respectively.

During the first nine months of 2002, the Company issued a total of $147 million of unsecured fixed-rate medium term notes at a weighted average rate of 6.1% and a weighted average term of 10.2 years. Proceeds received were used to pay down amounts outstanding under our $350 million revolving credit facility.

On November 25, 2002, WRI issued a ten-year $32 million medium term note bearing interest at 5.7%, and on December 26, 2002, we issued a ten-year $42 million medium term note bearing interest at 5.7%. Proceeds received were used to pay down amounts outstanding under our $350 million revolving credit facility.

In June 2001, WRI entered into two forward-starting interest rate swap contracts with a notional amount of $188.7 million. These contracts were designated as a cash flow hedge of forecasted interest payments for $200 million of unsecured notes with a coupon of 7% that were sold in July 2001. Concurrent with the sale of the 7% notes, we settled our $188.7 million forward-starting interest rate swap contracts, resulting in a gain of $1.6 million recorded in accumulated other comprehensive income. This $1.6 million gain is being amortized to earnings over the life of the 7% notes.

In July 2001, we entered into eleven interest rate swaps with an aggregate notional amount of $107.5 million that convert fixed interest payments at rates from 6.4% to 7.4% to variable interest payments. These interest rate swaps have been designated as fair value hedges. We have determined that these contracts will be highly effective in limiting our risk of changes in the fair value of the fixed-rate notes attributable to changes in variable interest rates.

WRI has two interest rate swap contracts with an aggregate notional amount of $20 million, which expire in June 2004 and fix interest rates on a like amount of the $350 million revolver at 7.7%. We have determined these swap agreements are highly effective in offsetting future variable interest cash flows of the revolving credit debt and, accordingly, they have been designated as cash flow hedges. An additional interest rate swap contract with a notional amount of $25 million serves as a hedge against changes in interest rates on a $25 million variable-rate medium term note. This swap fixes the interest rate on the medium term note at 6.8% and matures in July 2003. In July 2002, an interest rate swap with a notional amount of $25 million matured.

The interest rate swaps decreased interest expense and increased net income by $.8 million in 2002. In 2001 and 2000, the interest rate swaps increased interest expense and decreased net income by $.8 million and $.5 million, respectively. The interest rate swaps decreased the average rate for our debt by ..03% for 2002. In 2001 and 2000, the interest rate swaps increased the average rate by .1% for both years. WRI could be exposed to credit losses in the event of non-performance by the counter-party; however, the likelihood of such non-performance is remote.

In January 2000, WRI issued $10.5 million of ten-year 8.3% fixed-rate, unsecured medium term notes. In connection with this debt issuance, we entered into a ten-year interest rate swap agreement with a notional amount of $10.5 million to swap 8.3% fixed-rate interest for floating-rate interest. In January 2001, we terminated this swap with the counter-party, resulting in the receipt of $.9 million. As the swap was accounted for as a hedge of the medium term note, the gain is being amortized over the remaining life of the note, which lowers the effective interest rate on the note to 7.4%.

In conjunction with property acquisitions completed during 2002, we assumed $98.3 million of non-recourse debt secured by the related properties. The weighted average interest rate on this debt is 7.5%, and the average remaining life is 7.8 years. Additionally, we assumed non-recourse debt secured by a retail property that is held by a joint venture in which we participate. Our share of this debt totaled $2.6 million with an interest rate of 8.0% and a remaining life of 28 years.

In March 2001, we filed a $500 million shelf registration statement, of which $112.9 million is currently available.

WRI's  debt  can  be  summarized  as  follows  (in  thousands):


                                                             DECEMBER 31,
                                                      ------------------------
                                                         2002         2001
                                                      -----------  -----------
As to interest rate (including the effects of
  interest rate swaps):
    Fixed-rate debt . . . . . . . . . . . . . . . . . $ 1,055,688  $   780,500
    Variable-rate debt. . . . . . . . . . . . . . . .     274,681      290,335
                                                      -----------  -----------

                Total . . . . . . . . . . . . . . . . $ 1,330,369  $ 1,070,835
                                                      ===========  ===========



As to collateralization:
    Unsecured debt. . . . . . . . . . . . . . . . . . $   958,719  $   798,524
    Secured debt. . . . . . . . . . . . . . . . . . .     371,650      272,311
                                                      -----------  -----------

                Total . . . . . . . . . . . . . . . . $ 1,330,369  $ 1,070,835
                                                      ===========  ===========


Subsequent to year-end, the Company issued a total of $136 million of unsecured fixed-rate medium term notes at a weighted average rate of 5.4% and a weighted average term of 11.4 years. Proceeds received were used to pay down amounts outstanding under our $350 million revolving credit facility.

Scheduled principal payments on our debt (excluding $119 million due under our revolving credit agreements, $50.0 million term loan, $21 million of capital leases and $7.7 million market value of rate swaps) are due during the following years (in thousands):


      2003 . . . . . .  $  66,349
      2004 . . . . . .     64,277
      2005 . . . . . .     67,177
      2006 . . . . . .     54,822
      2007 . . . . . .     86,299
      2008 . . . . . .    163,639
      2009 . . . . . .     66,768
      2010 . . . . . .     41,259
      2011 . . . . . .    278,873
      2012 . . . . . .     87,610
      2013 . . . . . .     74,032
      2014 . . . . . .     71,743
      2015 . . . . . .      6,250
      Thereafter . . .      5,550


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

NOTE  5.  PREFERRED  SHARES

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

NOTE  6.  COMMON  SHARES

In February 2002, a three-for-two share split, affected in the form of a 50% share dividend, was declared for shareholders of record on April 1, 2002, payable April 15, 2002. We issued 17.3 million common shares of beneficial interest as a result of the share split. All references to the number of shares and per share amounts have been restated to reflect the share split, and an amount equal to the par value of the number of common shares issued has been reclassified to common shares from retained earnings.

In February 2002, we completed the sale of .3 million common shares of beneficial interest. Net proceeds to WRI totaled $9.5 million based on a price of $33.65 per share and were used to pay down amounts outstanding under our $350 million revolving credit facility.

In January 2001, we issued 6.8 million common shares of beneficial interest in a secondary public offering. In February 2001, the underwriters exercised their over-allotment option and purchased an additional 300,000 shares. Net proceeds to WRI totaled $188.1 million based on a price of $28.13 per share. In May 2001, we issued 1.0 million common shares of beneficial interest in a secondary public offering. Net proceeds of $27.9 million were based on a price of $28.57 per share. In November 2001, we issued 2.7 million common shares of beneficial interest in a secondary public offering. Net proceeds of $86.0 million were based on a price of $33.47 per share. Proceeds from these offerings were used to pay down amounts outstanding under our $350 million revolving credit facility.

NOTE  7.  PROPERTY

WRI's  property  consists  of  the  following  (in  thousands):



                                        DECEMBER 31,
                                 ------------------------
                                     2002         2001
                                 -----------  -----------
Land . . . . . . . . . . . . . . $   497,168  $   439,332
Land held for development. . . .      23,613       24,131
Land under development . . . . .      44,847       56,414
Buildings and improvements . . .   2,051,065    1,750,059
Construction in-progress . . . .      77,006       82,457
Property held for sale . . . . .       1,587
                                 -----------  -----------

    Total. . . . . . . . . . . . $ 2,695,286  $ 2,352,393
                                 ===========  ===========


The  following  carrying  charges  were  capitalized  (in  thousands):


                       YEAR ENDED DECEMBER 31,
                     ---------------------------
                       2002      2001      2000
                     --------  --------  -------
Interest . . . . . . $  9,642  $  9,698  $ 4,204
Ad valorem taxes . .      974       383      333
                     --------  --------  -------

    Total. . . . . . $ 10,616  $ 10,081  $ 4,537
                     ========  ========  =======



During 2002, WRI invested $196.2 million through the acquisition of retail operating properties. Additionally, operating partnership units valued at $51.5 million were issued in conjunction with the purchase of seven properties in North Carolina which utilized the DownREIT structure. Including these North Carolina properties, we acquired 15 shopping centers, adding 2.5 million square feet to our portfolio. In 2002, WRI acquired land, either directly or through its interests in joint ventures, at three separate locations for the development of retail shopping centers. During 2002, we invested $70.3 million in new developments.

NOTE  8.  RELATED  PARTY  TRANSACTIONS

WRI has mortgage bonds and notes receivable from WRI Holdings, Inc. of $2.7 million and $4.0 million, net of deferred gain of $3.0 million at December 31, 2002 and 2001, respectively. WRI and WRI Holdings share certain directors and are under common management. Unimproved land and an investment in a joint venture collateralize these receivables. Management believes that the fair market value of the collateral exceeds the carrying value of the bonds and notes. The bonds and notes bear interest at rates of 16% and prime plus 1%, respectively. However, due to WRI Holdings' poor financial condition, WRI has limited the recognition of interest income for financial statement purposes to the amount of cash payments received. WRI did not receive any interest payments in 2002 or 2001, and does not anticipate receiving such payments in the near term. No interest income has been recognized for financial reporting purposes in the last three years.

In 2002, undeveloped land from WRI Holdings of 6.9 acres was sold and the net proceeds of $1.4 million were used to pay down amounts outstanding under mortgage bonds and notes payable to WRI.

WRI's unrecorded receivable for interest on the mortgage bonds and notes receivable was $28.1 million and $26.2 million at December 31, 2002 and 2001, respectively. Interest income not recognized by WRI for financial reporting purposes aggregated, in millions, $1.9, $2.5 and $2.7 for 2002, 2001 and 2000, respectively. WRI does not anticipate recovery of the unrecorded receivable in the future.

WRI owns interests in several joint ventures and partnerships. Notes receivable from these entities bear interest at 3.8% to 10% at December 31, 2002, are due at various dates through 2028 and are generally secured by real estate assets. WRI recognized interest income on these notes as follows, in millions: $.3 in 2002; $.6 in 2001 and $3.1 in 2000.

JPMorgan Chase Bank is a significant participant in, and the agent for, the banks that provide WRI's $350 million revolving credit agreement, and is a counter-party in 13 interest rate swap agreements with WRI. An executive officer of J.P. Morgan Chase & Co. serves on the WRI Board of Trustees.

NOTE  9.  INVESTMENT  IN  REAL  ESTATE  JOINT  VENTURES

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


                                      DECEMBER 31,
                                 ----------------------
                                    2002         2001
                                 ----------  ----------
    Combined Balance Sheets

Property . . . . . . . . . . . . $ 177,396   $ 171,344
Accumulated depreciation . . . .   (23,877)    (24,941)
                                 ----------  ----------
    Property - net . . . . . . .   153,519     146,403

Other assets . . . . . . . . . .    11,898      11,373
                                 ----------  ----------

          Total. . . . . . . . . $ 165,417   $ 157,776
                                 ==========  ==========



Debt . . . . . . . . . . . . . . $  71,985   $  76,635
Amounts payable to WRI . . . . .    16,334       9,270
Other liabilities. . . . . . . .     4,152       4,705
Accumulated equity . . . . . . .    72,946      67,166
                                 ----------  ----------

          Total. . . . . . . . . $ 165,417   $ 157,776
                                 ==========  ==========




                                           Year Ended December 31,
                                         ----------------------------
                                           2002      2001      2000
                                         --------  --------  --------
     Combined Statements of Income

Revenues . . . . . . . . . . . . . . . . $ 25,094  $ 25,548  $ 21,301
                                         --------  --------  --------

Expenses:
  Interest . . . . . . . . . . . . . . .    6,311     7,082     6,427
  Depreciation and amortization. . . . .    4,902     4,519     3,924
  Operating. . . . . . . . . . . . . . .    3,430     3,578     3,208
  Ad valorem taxes . . . . . . . . . . .    3,220     3,294     2,731
  General and administrative . . . . . .       44        46        18
                                         --------  --------  --------

          Total. . . . . . . . . . . . .   17,907    18,519    16,308
                                         --------  --------  --------

Gain on sale of properties . . . . . . .              2,854
                                         --------  --------  --------
Net income . . . . . . . . . . . . . . . $  7,187  $  9,883  $  4,993
                                         ========  ========  ========


Our investment in real estate joint ventures, as reported on the balance sheets, differs from our proportionate share of the joint ventures' underlying net assets due to basis differentials, which arose upon the transfer of assets from WRI to the joint ventures. This basis differential, which totaled $4.8 million and $5.0 million at December 31, 2002 and 2001, respectively, is depreciated over the useful lives of the related assets.

Fees earned by WRI for the management of these joint ventures totaled, in millions, $.5 in 2002 and 2001 and $.4 in 2000.

In August 2001, WRI sold its interest in two joint ventures, which owned mini-storage warehouses resulting in a gain of $2.9 million.

In May 2002, a 50%-owned joint venture commenced construction on Tropicana Beltway Center, a 660,000 square foot center in Las Vegas, Nevada, which will include a corporate-owned Wal-Mart of 224,000 square feet and a corporate-owned Lowe's of 170,000 square feet.

In August 2002, a 33%-owned limited partnership commenced construction on Alpine Valley Center, a 240,000 square foot center in American Fork, Utah, which will include a corporate-owned Target of 147,000 square feet.

Also, in August 2002, WRI acquired a joint venture partner's 50% interest in a shopping center in Lewiston, Maine.

NOTE  10.  FEDERAL  INCOME  TAX  CONSIDERATIONS

Federal income taxes are not provided because WRI qualifies as a REIT under the provisions of the Internal Revenue Code. Shareholders of WRI include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 90% (95% in 2000) of our ordinary taxable income to our shareholders and meet certain income source and investment restriction requirements.

Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of interest, ad valorem taxes, depreciation, rental revenue and pension expense. As a result of these differences, the book value of our net assets exceeds the tax basis by $6.5 million at December 31, 2002.

For federal income tax purposes, the cash dividends distributed to common shareholders are characterized as follows:



                                                    2002      2001      2000
                                                  --------  --------  --------
Ordinary income . . . . . . . . . . . . . . . . .   97.1%     92.2%     87.1%
Return of capital (generally non-taxable) . . . .              6.2      12.7
Capital gain distributions. . . . . . . . . . . .    2.9       1.6        .2
                                                  --------  --------  --------

                 Total. . . . . . . . . . . . . .  100.0%    100.0%    100.0%
                                                  ========  ========  ========


NOTE  11.  LEASING  OPERATIONS

WRI's lease terms range from less than one year for smaller tenant spaces to over twenty-five years for larger tenant spaces. In addition to minimum lease payments, most of the leases provide for contingent rentals (payments for taxes, maintenance and insurance by lessees and an amount based on a percentage of the tenants' sales). Future minimum rental income from non-cancelable tenant leases at December 31, 2002, in millions, is: $287.1 in 2003; $256.3 in 2004; $218.0 in
2005; $177.1 in 2006; $138.5 in 2007 and $687.0 thereafter. The future minimum rental amounts do not include estimates for contingent rentals. Such contingent rentals, in millions, aggregated $72.5 in 2002, $64.0 in 2001 and $50.3 in 2000.

NOTE  12.  COMMITMENTS  AND  CONTINGENCIES

On certain properties, WRI leases from the landowners and then subleases these properties to other parties. Future minimum rental payments under these operating leases, in millions, are: $1.5 in 2003; $1.3 in 2004; $1.2 in 2005; $1.0 in 2006; $.8 in 2007; and $18.4 thereafter. Future minimum rental payments on these leases have not been reduced by future minimum sublease rentals aggregating $19.3 million through 2036 that are due under various non-cancelable subleases. Rental expense (including insignificant amounts for contingent rentals) for operating leases aggregated, in millions: $2.7 in 2002, $2.8 in 2001 and $2.5 in 2000. Sublease rental revenue (excluding amounts for improvements constructed by WRI on the leased land) from these leased properties was as follows, in millions: $3.0 in 2002 and 2001 and $3.1 in 2000.

Property under capital leases, consisting of four shopping centers, aggregated $29.1 million at December 31, 2002 and 2001, respectively, and is included in buildings and improvements. Amortization of property under capital leases is included in depreciation and amortization expense. Future minimum lease payments under these capital leases total $63.5 million, with annual payments due, in millions, of $1.9 in each of 2003 and 2004; $2.0 in each of 2005, 2006 and 2007; and $53.7 thereafter. The amount of these total payments representing interest is $30.0 million. Accordingly, the present value of the net minimum lease payments is $33.5 million at December 31, 2002.

In 1998 and 1997, WRI formed limited partnerships to acquire certain property. WRI exercises operating and financial control of the partnerships and consolidates their operations in the accompanying consolidated financial statements. The partnership agreements allow for the outside limited partners to put their interests to the partnership for the original consideration of $5.7 million payable in cash or WRI common shares at the option of WRI. In 2000, WRI issued .1 million common shares of beneficial interest valued at $3.6 million in exchange for certain of these limited partnership interests. In April 2002, WRI formed two limited partnerships to acquire seven supermarket-anchored shopping centers in the Raleigh-Durham market totaling 1.2 million square feet. These partnership agreements also allow the outside limited partners to put their interests to the partnerships for the original consideration of $51.5 million payable in cash or WRI common shares at the option of WRI.

WRI is involved in various matters of litigation arising in the normal course of business. While WRI is unable to predict with certainty the amounts involved, WRI's management and counsel are of the opinion that, when such litigation is resolved, WRI's resulting liability, if any, will not have a material effect on WRI's consolidated financial statements.

NOTE  13.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The fair value of WRI's financial instruments was determined using available market information and appropriate valuation methodologies as of December 31, 2002. Unless otherwise described below, all other financial instruments are carried at amounts which approximate their fair values.

Based on rates currently available to WRI for debt with similar terms and average maturities, fixed-rate debt with carrying values of $1.1 billion and $780.5 million have fair values of approximately $1.2 billion and $816.9 million at December 31, 2002 and 2001, respectively. The fair value of WRI's variable-rate debt approximates its carrying values of $274.7 million and $290.3 million at year-end 2002 and 2001, respectively.

NOTE  14.  SHARE  OPTIONS  AND  AWARDS

WRI had an incentive share option plan, which provided for the issuance of options and share awards up to a maximum of 1.1 million common shares that expired in December 1997. Options granted under this plan generally became exercisable in equal increments over a three-year period. WRI has an additional share option plan, which grants 100 share options to every employee of WRI, excluding officers, upon completion of each five-year interval of service. This plan, which expires in 2012, provides options for a maximum of 150,000 common shares. Options granted under this plan are exercisable immediately. For both of these share option plans, options are granted to employees of WRI at an exercise price equal to the quoted fair market value of the common shares on the date the options are granted and expire upon termination of employment or ten years from the date of grant.

In 2002, WRI granted .4 million share options under a compensatory incentive share plan. This plan, which expires in 2003, provides for the issuance of up to
2.6 million shares, either in the form of restricted shares or share options. Prior to 2000, the restricted shares generally vested over a ten-year period, with potential acceleration of vesting due to appreciation in the market value of our common shares. Beginning in 2000, the vesting period is five years. During 2002, the vesting of certain restricted share grants was accelerated pursuant to the terms of the award agreements, due to appreciation in the market share price resulting in additional compensation expense of $.7 million. The share options granted to non-officers vest over a three-year period beginning one year after the date of grant, and over a seven-year period beginning two years after the date of grant for officers. Share options were granted at the quoted fair market value on the date of grant. Restricted shares are issued at no cost to the employee, and as such we recognized compensation expense relating to restricted shares, excluding the effect of accelerated vesting, as follows, in millions: $.7 in 2002 and $.8 in 2001 and $.3 in 2000.

In April 2001, the Company adopted the 2001 Long Term Incentive Plan for the issuance of options and share awards up to a maximum of 1.5 million common shares. The plan expires in April 2011.

WRI does not recognize compensation cost for share options when the option exercise price equals or exceeds the quoted fair market value on the date of the grant. The following table illustrates the effect on net income available to common shareholders and net income per common share had we determined compensation cost for our share option and award plans based on the fair value of the options granted at the grant dates (in thousands, except per share amounts):



                                                                         YEAR ENDED DECEMBER 31,
                                                                    --------------------------------
                                                                       2002       2001       2000
                                                                    ----------  ---------  ---------
Net income available to common shareholders . . . . . . . . . . . . $ 112,111   $ 88,839   $ 58,961
Compensation expense based on fair value of options granted . . . .      (344)      (531)      (280)
                                                                    ----------  ---------  ---------

Pro forma net income available to common shareholders . . . . . . . $ 111,767   $ 88,308   $ 58,681
                                                                    ==========  =========  =========

Net income per common share:
      Basic - as reported . . . . . . . . . . . . . . . . . . . . . $    2.16   $   1.85   $   1.47
                                                                    ==========  =========  =========
      Basic - pro forma . . . . . . . . . . . . . . . . . . . . . . $    2.15   $   1.84   $   1.46
                                                                    ==========  =========  =========

      Diluted - as reported . . . . . . . . . . . . . . . . . . . . $    2.15   $   1.84   $   1.46
                                                                    ==========  =========  =========
      Diluted - pro forma . . . . . . . . . . . . . . . . . . . . . $    2.14   $   1.83   $   1.46
                                                                    ==========  =========  =========


Effective January 1, 2003, WRI will adopt SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123". We have elected to use the prospective method of adoption, which requires us to recognize compensation expense as new share options are awarded.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing method with the following weighted-average assumptions in 2002, 2001 and 2000, respectively: dividend yield of 6.0%, 6.6% and 6.9%; expected volatility of 16.5%, 15.3% and 15.4%; expected lives of 7.4,
7.4  and  7.4  and  risk-free  interest  rates  of  3.6%,  5.1%  and  5.1%.

Following is a summary of the option activity for the three years ended December 31, 2002 (amounts reflect the three-for-two share split in 2002):


                                                    SHARES       WEIGHTED
                                                     UNDER        AVERAGE
                                                    OPTION     EXERCISE PRICE
                                                 -----------   --------------
Outstanding, January 1, 2000 . . . . . . . . . .  1,675,185       $ 25.46
  Granted. . . . . . . . . . . . . . . . . . . .    557,702         28.11
  Canceled . . . . . . . . . . . . . . . . . . .    (41,700)        28.11
  Exercised. . . . . . . . . . . . . . . . . . .    (67,500)        22.93
                                                 -----------
Outstanding, December 31, 2000 . . . . . . . . .  2,123,687         26.19
  Granted. . . . . . . . . . . . . . . . . . . .    527,460         31.06
  Canceled . . . . . . . . . . . . . . . . . . .   (166,350)        25.20
  Exercised. . . . . . . . . . . . . . . . . . .   (429,651)        24.51
                                                 -----------
Outstanding, December 31, 2001 . . . . . . . . .  2,055,146         27.87
  Granted. . . . . . . . . . . . . . . . . . . .    394,784         36.59
  Canceled . . . . . . . . . . . . . . . . . . .    (33,316)        29.84
  Exercised. . . . . . . . . . . . . . . . . . .   (376,455)        25.19
                                                 -----------
Outstanding, December 31, 2002 . . . . . . . . .  2,040,159       $ 29.98
                                                 ===========



The number of share options exercisable at December 31, 2002, 2001 and 2000 was, in millions: .8, 1.1 and 1.4, respectively. Options exercisable at year-end 2002 had a weighted average exercise price of $26.72. The weighted average fair value per share of options granted during 2002, 2001 and 2000 was $2.62, $2.43 and $1.95, respectively. Share options outstanding at December 31, 2002 had exercise prices ranging from $21.59 to $36.87 and a weighted average remaining contractual life of 6.9 years. There were 1.6 million common shares available for the future grant of options or awards at December 31, 2002.

NOTE  15.  BANKRUPTCY  REMOTE  PROPERTIES

In April 2001, we purchased 19 supermarket-anchored shopping centers, aggregating 2.5 million square feet, in California. The purchase price for the properties was $277.5 million, including the assumption of approximately $132 million in debt secured by all 19 properties.

These 19 properties, having a net book value of approximately $270.7 million at December 31, 2002 (collectively the "Bankruptcy Remote Properties", and each a "Bankruptcy Remote Property"), are wholly owned by various "Bankruptcy Remote Entities". Each Bankruptcy Remote Entity is an indirect subsidiary of the Company. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against the Company, its affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of the Company, any of its affiliates, or any other person or entity. Neither the Company nor any of its affiliates has agreed to pay, or make its assets available to pay, creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity.

The accounts of the Bankruptcy Remote Entities are included in WRI's consolidated financial statements, as WRI indirectly owns 100% of each of the entities. Additionally, WRI, through its wholly-owned subsidiaries, makes all day-to-day operating and financial decisions with respect to these properties, subject to approval by the loan servicing agent for certain significant transactions. WRI has the right to prepay the loan, subject to prepayment penalties, at any time, which would eliminate all encumbrances and restrictions.

NOTE  16.  EMPLOYEE  BENEFIT  PLANS

WRI has a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the Internal Revenue Service. Employee contributions are matched by WRI at the rate of $.50 per $1.00 for the first 6% of the employee's salary. The employees vest in the employer contributions ratably over a six-year period. Compensation expense related to the plan was $.5 million in 2002, $.4 million in 2001 and $.3 million in 2000.

Effective April 1, 1999, WRI adopted an Employee Share Purchase Plan under which ..4 million of WRI common shares have been authorized. These shares, as well as common shares purchased by WRI on the open market, are made available for sale to employees at a discount of 15%. Shares purchased by the employee under the plan are restricted from being sold for two years from the date of purchase or until termination of employment with WRI. A total of 15,355, 15,861 and 14,639 shares were purchased by employees at an average price of $30.11, $25.84 and $25.15 during 2002, 2001 and 2000, respectively.

Prior to April 1, 2002, WRI maintained a non-contributory pension plan covering substantially all of its employees. Effective April 1, 2002, WRI converted to a non-contributory cash balance retirement plan under which each participant received an actuarially-determined opening balance. Annual additions to each participant's account include a service credit ranging from 3-5% of compensation, depending on years of service, and an interest credit based on the ten-year US Treasury Bill rate. Vesting generally occurs after five years of service. Certain participants were grandfathered under the prior pension plan. Reconciliation of the benefit obligation, plan assets at fair value, funded status of the plan and net amount recognized are as follows (in thousands):


                                                                          2002           2001
                                                                       ---------     ---------
Benefit obligation at beginning of year . . . . . . . . . . . . . . .  $ 12,197      $ 11,129
Service cost. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       384           556
Interest cost . . . . . . . . . . . . . . . . . . . . . . . . . . . .       807           825
Amendments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (1,407)
Assumption changes. . . . . . . . . . . . . . . . . . . . . . . . . .     1,607
Actuarial (gain) loss . . . . . . . . . . . . . . . . . . . . . . . .       115           (19)
Benefit payments. . . . . . . . . . . . . . . . . . . . . . . . . . .      (413)         (294)
                                                                       ---------     ---------
Benefit obligation at end of year . . . . . . . . . . . . . . . . . .  $ 13,290       $12,197
                                                                       =========     =========

Fair value of plan assets at beginning of year. . . . . . . . . . . .  $ 10,826      $ 12,243
Actual return on plan assets. . . . . . . . . . . . . . . . . . . . .    (1,211)       (1,095)
Benefit payments. . . . . . . . . . . . . . . . . . . . . . . . . . .      (432)         (322)
                                                                       ---------     ---------
Fair value of plan assets at end of year. . . . . . . . . . . . . . .  $  9,183      $ 10,826
                                                                       =========     =========

Funded status . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (4,107)     $ (1,371)
Unrecognized actuarial (gain) loss. . . . . . . . . . . . . . . . . .     3,481          (432)
Unrecognized prior service cost . . . . . . . . . . . . . . . . . . .    (1,279)
                                                                       ---------     ---------
Pension liability . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (1,905)     $ (1,803)
                                                                       =========     =========

Amounts recognized in the Consolidated Balance Sheets:
Accrued benefit liability . . . . . . . . . . . . . . . . . . . . . .  $ (3,477)     $ (1,803)
Accumulated other comprehensive loss. . . . . . . . . . . . . . . . .     1,572
                                                                       ---------     ---------
Net amount recognized . . . . . . . . . . . . . . . . . . . . . . . .  $ (1,905)     $ (1,803)
                                                                       =========     =========


The  components  of  net  periodic  benefit  cost are as follows (in thousands):


                                           2002       2001       2000
                                         ---------  ---------  ---------
Service cost . . . . . . . . . . . . . . $    384   $    556   $    539
Interest cost. . . . . . . . . . . . . .      807        825        746
Expected return on plan assets . . . . .     (961)    (1,092)    (1,075)
Prior service cost . . . . . . . . . . .     (128)
Recognized gains . . . . . . . . . . . .                (158)      (281)
                                         ---------  ---------  ---------

         Total . . . . . . . . . . . . . $    102   $    131    $   (71)
                                         =========  =========  =========


Assumptions used to develop periodic expense and the actuarial present value of the benefit obligations were:


                                                       2002       2001       2000
                                                     ---------  ---------  ---------
Weighted average discount rate . . . . . . . . . . .   6.50%      7.50%      7.50%
Expected long-term rate of return on plan assets . .   8.75%      9.00%      9.00%
Rate of increase in compensation levels. . . . . . .   4.00%      5.00%      5.00%


WRI also has a non-qualified supplemental retirement plan for officers of WRI, which provides for benefits in excess of the statutory limits of its defined benefit retirement plan. The obligation is funded in a grantor trust with our common shares. We recognized expense as follows, in millions: $.4 in 2002 and 2001 and $.3 in 2000.

NOTE  17.  SEGMENT  INFORMATION

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

Information  concerning WRI's reportable segments is as follows (in thousands):


                                                    SHOPPING
                                                     CENTER    INDUSTRIAL    OTHER      TOTAL
                                                   ----------  ----------  ---------  ----------
2002
  Revenues . . . . . . . . . . . . . . . . . . . . $  327,282  $   36,123  $  2,005   $  365,410
  Net operating income . . . . . . . . . . . . . .    239,281      24,653     1,491      265,425
  Equity in earnings of joint ventures . . . . . .      3,779         314       (50)       4,043
  Investment in real estate joint ventures . . . .     28,469                   269       28,738
  Total assets . . . . . . . . . . . . . . . . . .  2,075,764     212,189   135,936    2,423,889
  Capital expenditures . . . . . . . . . . . . . .    374,864       6,395     7,752      389,011

2001
  Revenues . . . . . . . . . . . . . . . . . . . . $  274,661  $   31,576  $  2,767   $  309,004
  Net operating income . . . . . . . . . . . . . .    199,638      22,065     1,854      223,557
  Equity in earnings of joint ventures . . . . . .      3,696       1,909       (58)       5,547
  Investment in real estate joint ventures . . . .     25,094                   648       25,742
  Total assets . . . . . . . . . . . . . . . . . .  1,775,131     215,782   104,834    2,095,747
  Capital expenditures . . . . . . . . . . . . . .    615,144      44,083     3,306      662,533

2000:
  Revenues . . . . . . . . . . . . . . . . . . . . $  213,222  $   27,160  $  4,786   $  245,168
  Net operating income . . . . . . . . . . . . . .    154,933      18,922     4,051      177,906
  Equity in earnings of joint ventures . . . . . .      3,410         907      (174)       4,143
  Investment in real estate joint ventures . . . .     25,802                 1,046       26,848
  Total assets . . . . . . . . . . . . . . . . . .  1,229,340     179,715    89,422    1,498,477
  Capital expenditures . . . . . . . . . . . . . .    237,071      22,532       594      260,197


Net operating income reconciles to income before discontinued operations as shown on the Statements of Consolidated Income and Comprehensive Income as follows (in thousands):

                                                         2002       2001       2000
                                                      ---------  ---------  ---------

Total segment net operating income. . . . . . . . . . $265,425   $223,557   $177,906
Less:
    Depreciation and amortization . . . . . . . . . .   78,481     67,039     53,451
    Interest. . . . . . . . . . . . . . . . . . . . .   65,863     54,473     43,190
    General and administrative. . . . . . . . . . . .   11,148      9,570      8,213
    Minority interest in income of partnerships . . .    3,553        475        630
    Equity in earnings of joint ventures. . . . . . .   (4,043)    (5,547)    (4,143)
    Gain on sale of properties. . . . . . . . . . . .     (188)    (8,339)      (382)
                                                      ---------  ---------  ---------
Income before discontinued operations . . . . . . . . $110,611   $105,886   $ 76,947
                                                      =========  =========  =========


NOTE  18.  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

Summarized quarterly financial data is as follows (in thousands, except per share amounts that have been restated to reflect the three-for-two share split in April 2002):


                                                              FIRST     SECOND    THIRD         FOURTH
                                                             --------  --------  --------      ---------
2002:
    Revenues . . . . . . . . . . . . . . . . . . . . . . . . $ 84,381  $ 90,908  $ 93,442       $ 96,679
    Net income available to common shareholders. . . . . . .   24,478    26,395    34,486  (1)    26,752
    Net income per common share - basic. . . . . . . . . . .     0.47      0.51      0.66  (1)      0.51
    Net income per common share - diluted. . . . . . . . . .     0.47      0.51      0.65  (1)      0.51

2001:
    Revenues . . . . . . . . . . . . . . . . . . . . . . . . $ 66,186  $ 77,567  $ 80,996       $ 84,255
    Net income available to common shareholders. . . . . . .   20,392    20,971    22,379         25,097  (1)
    Net income per common share - basic. . . . . . . . . . .     0.45      0.44      0.46           0.50  (1)
    Net income per common share - diluted. . . . . . . . . .     0.45      0.43      0.46           0.49  (1)

----------
       (1) The change is primarily the result of gains on the sale of property during the quarter.


                                      ****

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not  applicable.

PART  III

ITEM  10.     TRUST  MANAGERS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Information with respect to WRI's Trust Managers and executive officers is incorporated herein by reference to the "Election of Trust Managers" and "Executive Officers" sections of WRI's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2003.

ITEM  11.     EXECUTIVE  COMPENSATION

     Incorporated herein by reference to the "Executive Compensation" section of WRI's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2003.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the "Share Ownership of Certain Beneficial Owners" section of WRI's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2003.

     The following table summarizes the equity compensation plans under which WRI's common shares may be issued as of December 31, 2002.


                                          Number of shares to
                                        be issued upon exercise   Weighted average exercise       Number of shares
                                        of outstanding options,      price of outstanding       remaining available
          Plan category                   warrants and rights    options, warrants and rights   for future issuance
--------------------------------------  -----------------------  -----------------------------  --------------------

Equity compensation plans approved
  by shareholders . . . . . . . . . . .      2,040,159                   $ 29.98                     1,633,069

Equity compensation plans not approved
  by  shareholders. . . . . . . . . . .         ---                        ---                          ---
                                        -----------------------  -----------------------------  --------------------

                Total . . . . . . . . .      2,040,159                   $ 29.98                     1,633,069
                                        =======================  =============================  ====================


ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Incorporated herein by reference to the "Compensation Committee Interlocks and Insider Participation" section of WRI's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2003.

ITEM  14.  CONTROLS  AND  PROCEDURES

     The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures as of a date within 90 days before the filing date of this annual report. Based on this evaluation, the principal executive officer and principal financial officer have concluded that the disclosure controls and procedures effectively ensure that information required to be disclosed in the Company's filings and submissions with the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. In addition, the Company has reviewed its internal controls and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of its last evaluation.

PART  IV

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K


     (a)       Financial Statements and Financial Statement Schedules:      PAGE
                                                                            ----

        (1)  (A)  Independent Auditors' Report . . . . . . . . . . . . . . .  26
             (B)  Financial  Statements
                 (i)    Statements of Consolidated Income and
                        Comprehensive Income for the year ended
                        December 31, 2002, 2001 and 2000 . . . . . . . . . .  27
                 (ii)   Consolidated Balance Sheets as
                        of December 31, 2002 and 2001. . . . . . . . . . . .  28
                 (iii)  Statements of Consolidated Cash Flows
                        for the year ended December 31,
                        2002, 2001 and 2000. . . . . . . . . . . . . . . . .  29
                 (iv)   Statements of Consolidated Shareholders'
                        Equity for the years  ended December 31,
                        2002, 2001 and 2000. . . . . . . . . . . . . . . . .  30
                 (v)    Notes to Consolidated Financial Statements . . . . .  31

        (2)  Financial  Statement  Schedules:

              SCHEDULE                                                      PAGE
              --------                                                      ----

                 II     Valuation and Qualifying Accounts. . . . . . . . . .  56
                 III    Real Estate and Accumulated Depreciation . . . . . .  57
                 IV     Mortgage Loans on Real Estate. . . . . . . . . . . .  59


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
     3.5   -   Fourth Amendment of the Restated Declaration of Trust dated April
               28,  1999  (filed  as  Exhibit  3.5 to  WRI's  Annual  Report  on
               Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

     3.6   -   Fifth  Amendment of the Restated Declaration of Trust dated April
               20, 2001  (filed as  Exhibit  3.6 to WRI's  Annual Report on Form
               10-K  for  the  year ended  December  31, 2001  and  incorporated herein  by  reference).
     3.7   -   Amended  and  Restated  Bylaws  of  WRI (filed as Exhibit 99.2 to
               WRI's  Registration  Statement  on Form  8-A  dated February 23,
               1998 and incorporated herein by reference).
     4.1   -   Senior  Indenture  dated  as of May 1, 1995 between WRI and Chase
               Bank  of  Texas,  National Association (formerly,  Texas Commerce
               Bank  National Association),as  trustee  (filed  as  Exhibit 4(a)
               to  WRI's Registration Statement on Form S-3  (No. 33-57659)  and
               incorporated  herein  by reference).
     4.2   -   Subordinated  Indenture  dated  as of May 1, 1995 between WRI and
               Chase  Bank  of  Texas,  National  Association  (formerly,  Texas
               Commerce  Bank  National  Association)  (filed  as  Exhibit  4(b)
               to  WRI's  Registration  Statement on Form S-3 (No. 33-57659) and
               incorporated  herein  by  reference).
     4.3   -   Form of Fixed Rate  Senior Medium  Term  Note  (filed as  Exhibit
               4.19 to WRI's  Annual  Report on  Form  10-K  for the year  ended
               December  31,  1998  and incorporated  herein  by  reference).
     4.4   -   Form  of  Floating Rate Senior Medium Term Note (filed as Exhibit
               4.20  to  WRI's  Annual  Report  on    Form  10-K  for  the  year
               ended  December  31, 1998 and incorporated herein  by reference).
     4.5   -   Form  of  Fixed  Rate  Subordinated  Medium  Term  Note (filed as
               Exhibit 4.21 to WRI's Annual Report on Form  10-K  for  the  year ended December 31, 1998 and incorporated  herein  by  reference).
     4.6   -   Form  of  Floating  Rate  Subordinated Medium Term Note (filed as
               Exhibit 4.22 to WRI's Annual Report  on  Form  10-K for  the year ended December 31, 1998 and incorporated  herein  by  reference).
     4.7   -   Statement  of Designation of 7.44% Series A Cumulative Redeemable
               Preferred  Shares (filed as Exhibit 99.3 to WRI's Current  Report on  Form 8-A  dated February 23,  1998  and  incorporated  herein by  reference).
     4.8   -   Statement of Designation of 7.125% Series B Cumulative Redeemable
               Preferred  Shares  (filed  as Exhibit 4.2 to WRI's Current Report on Form 8-K dated October 28, 1998  and  incorporated  herein  by reference).
     4.9   -   Statement  of Designation of 7.00% Series C Cumulative Redeemable
               Preferred Shares (filed  as Exhibit  4.1  to  WRI's  Registration
               Statement on Form 8-A dated January  19,  1999  and  incorporated herein  by  reference).
     4.10  -   7.44%  Series A Cumulative Redeemable Preferred Share Certificate
               (filed as Exhibit 4 to WRI's Current  Report  on  Form 8-K  dated
               February 23, 1998 and incorporated  herein  by  reference).
     4.11  -   7.125% Series B Cumulative Redeemable Preferred Share Certificate
               (filed  as  Exhibit  4.1  to WRI's  Current  Report  on  Form 8-K
               dated October 28, 1998 and incorporated  herein  by  reference).
     4.12  -   7.00%  Series C Cumulative Redeemable Preferred Share Certificate
               (filed as Exhibit 4.2  to WRI's Registration  Statement  on  Form
               8-A dated January 19, 1999 and incorporated herein by reference).
     4.13  -   Form  of 7% Notes due 2011 (filed as Exhibit 4.17 to WRI's Annual
               Report  on  Form  10-K  for  the year  ended  December  31,  2001 and incorporated herein by reference).
    10.1   -   1988  Share Option Plan of WRI, as amended (filed as Exhibit 10.1 to  WRI's  Annual  Report  on  Form  10-K  for  the  year  ended
               December  31,  1990  and incorporated  herein  by  reference).
    10.2   -   Weingarten Realty Investors Supplemental Retirement Account Plan,
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
               WRI's  Annual Report  on  Form 10-K  for  the year ended December
               31, 1999 and incorporated herein  by  reference).
   10.7    -   2001  Long  Term  Incentive  Plan (filed as Exhibit 10.7 to WRI's
               Annual Report on Form 10-K  for the  year ended December 31, 2001 and incorporated herein by reference).
   10.8    -   Third  Amended  Promissory  Note,  as  restated,  effective as of
               January 1,  1992,  executed by  WRI Holdings,  Inc.,  pursuant to which  it  may  borrow  up to the principal  sum  of  $40,000,000 from  WRI (filed  as  Exhibit 10.8 to WRI's Annual Report on Form
               10-K for  the  year  ended  December  31, 1997  and  incorporated herein  by  reference).
   10.9    -   Master  Promissory Note in the amount of $20,000,000 between WRI, as  payee,  and  Chase  Bank of  Texas,  National  Association
               (formerly, Texas Commerce Bank National  Association),  as maker, effective  December  30,  1998  (filed  as Exhibit 4.15 to  WRI's
               Annual Report on  Form  10-K for the year ended December 31, 1999 and incorporated herein by  reference).
  10.10    -   Credit  Agreement  dated November 21, 2000 among WRI, the Lenders
               Party  Hereto  and  the Chase  Manhattan  Bank  as Administrative
               Agent (filed as Exhibit 4.25 to WRI's Annual Report on Form  10-K for the year  ended  December  31,  2001 and incorporated  herein by  reference).
  10.11    -   Credit  Agreement dated July 5, 2001 among WRI, the Lenders Party
               Hereto and  Commerzbank AG,  as  Administrative Agent  (filed  as
               Exhibit 4.16 to WRI's Annual  Report  on  Form  10-K for the year ended  December  31,  2001 and incorporated herein by reference).
  12.1*    -   Computation  of  Fixed  Charges  Ratios.
  21.1*    -   Subsidiaries  of  the  Registrant.
  23.1*    -   Consent  of  Deloitte  &  Touche  LLP.
  24.1*    -   Power  of  Attorney  (included  on  first  signature page).
  99.1*    -   Certification  certificate  for  Chief  Executive  Officer.
  99.2*    -   Certification  certificate  for  Chief  Financial  Officer.
-------------
*     Filed  with  this  report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               WEINGARTEN REALTY INVESTORS


                               By:  /s/  Andrew M. Alexander
                                   --------------------------
                                     Andrew M. Alexander
                                   Chief Executive Officer


Date:   March  17,  2003

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS that each of Weingarten Realty Investors, a real estate investment trust organized under the Texas Real Estate Investment Trust Act, and the undersigned trust managers and officers of Weingarten Realty Investors hereby constitutes and appoints Andrew M. Alexander, Stanford Alexander, Martin Debrovner, Stephen C. Richter and Joe D. Shafer or any one of them, its or his true and lawful attorney-in-fact and agent, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


              SIGNATURE                           TITLE                         DATE
              ---------                           -----                         ----



By:  /s/  Stanford Alexander                    Chairman                   March 17, 2003
     -------------------------
     Stanford Alexander                     and Trust Manager


By:  /s/  Andrew M.  Alexander            Chief Executive Officer,         March 17, 2003
     -------------------------
     Andrew M.  Alexander               President and Trust Manager


By:  /s/  J. Murry Bowden                     Trust Manager                March 17, 2003
     -------------------------
     J. Murry Bowden


By:  /s/  James W. Crownover                  Trust Manager                March 17, 2003
     -------------------------
     James W. Crownover


By:  /s/  Robert J. Cruikshank                Trust Manager                March 17, 2003
     -------------------------
     Robert J. Cruikshank


By:  /s/  Martin Debrovner                    Vice Chairman                March 17, 2003
     -------------------------
     Martin Debrovner                       and Trust Manager





By:  /s/  Melvin Dow                          Trust Manager                March 17, 2003
     -------------------------
     Melvin Dow


By:  /s/  Stephen A. Lasher                   Trust Manager                March 17, 2003
     -------------------------
     Stephen A. Lasher


By:  /s/  Stephen C. Richter              Sr. Vice President  and          March 17, 2003
     -------------------------
     Stephen C. Richter                   Chief Financial Officer


By:  /s/  Douglas W. Schnitzer                Trust Manager                March 17, 2003
     -------------------------
     Douglas W. Schnitzer


By:  /s/  Marc J. Shapiro                     Trust Manager                March 17, 2003
     -------------------------
     Marc J. Shapiro


By:  /s/  Joe D. Shafer                  Vice President/Controller         March 17, 2003
     -------------------------
     Joe D. Shafer                    (Principal Accounting Officer)


                                  CERTIFICATION


I, Andrew M. Alexander, Chief Executive Officer of Weingarten Realty Investors certify that:

     1. I have reviewed this annual report on Form 10-K of Weingarten Realty Investors;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



BY:      /s/  Andrew  M.  Alexander
     -----------------------------------
            Andrew  M.  Alexander
     President/Chief  Executive  Officer


March 17, 2003

                                  CERTIFICATION


I, Stephen C. Richter, Sr. Vice President/Chief Financial Officer of Weingarten Realty Investors certify that:

     1. I have reviewed this annual report on Form 10-K of Weingarten Realty Investors;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



BY:         /s/  Stephen  C.  Richter
     ------------------------------------------
               Stephen  C.  Richter
     Sr. Vice President/Chief Financial Officer


March 17, 2003

                                                                     SCHEDULE II

                                WEINGARTEN REALTY INVESTORS
                             VALUATION AND QUALIFYING ACCOUNTS
                              DECEMBER 31, 2002, 2001 AND 2000

                                   (AMOUNTS IN THOUSANDS)



                                                       CHARGED
                                          BALANCE AT  TO COSTS   CHARGED                  BALANCE
                                           BEGINNING     AND     TO OTHER  DEDUCTIONS    AT END OF
DESCRIPTION                                OF PERIOD  EXPENSES   ACCOUNTS      (A)         PERIOD
----------------------------------------  ----------  ---------  --------  ----------  -----------
2002:
    Allowance for Doubtful Accounts. . .   $ 2,926      $ 3,869             $ 2,493       $ 4,302
2001:
    Allowance for Doubtful Accounts. . .   $ 1,884      $ 3,764             $ 2,722       $ 2,926
2000:
    Allowance for Doubtful Accounts. . .   $   909      $ 1,667             $   692       $ 1,884



--------
Note  A  -  Write-offs  of  accounts  receivable  previously  reserved.


                                                                                                                SCHEDULE III
                                                 WEINGARTEN REALTY INVESTORS
                                          REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      DECEMBER 31, 2002

                                                   (AMOUNTS IN THOUSANDS)




                                                        Total Cost
                                         ----------------------------------------
                                                        Buildings      Projects
                                                           and          Under        Total      Accumulated    Encumbrances
                                            Land      Improvements   Development      Cost     Depreciation        (A)
                                         -----------  -------------  ------------  ----------  -------------  --------------
SHOPPING CENTERS:
      Texas. . . . . . . . . . . . . . . $   171,039  $     686,318                $  857,357  $     279,920  $       14,088
      Other States . . . . . . . . . . .     285,631      1,119,141                 1,404,772        123,390         302,012
                                         -----------  -------------  ------------  ----------  -------------  --------------
          Total Shopping Centers . . . .     456,670      1,805,459                 2,262,129        403,310         316,100
INDUSTRIAL:
      Texas. . . . . . . . . . . . . . .      31,166        158,812                   189,978         40,021
      Other States . . . . . . . . . . .       8,798         36,623                    45,421          2,061
                                         -----------  -------------  ------------  ----------  -------------  --------------
          Total Industrial . . . . . . .      39,964        195,435                   235,399         42,082
OFFICE BUILDING:
      Texas. . . . . . . . . . . . . . .         534         12,069                    12,603          6,636
                                         -----------  -------------  ------------  ----------  -------------  --------------
          Total Improved Properties. . .     497,168      2,012,963                 2,510,131        452,028         316,100
                                         -----------  -------------  ------------  ----------  -------------  --------------
LAND UNDER DEVELOPMENT
   OR HELD FOR DEVELOPMENT:
      Texas. . . . . . . . . . . . . . .                             $     31,552      31,552
      Other States . . . . . . . . . . .                                   36,908      36,908
                                         -----------  -------------  ------------  ----------  -------------  --------------
          Total Land Under Development
             or Held for Development . .                                   68,460      68,460
                                         -----------  -------------  ------------  ----------  -------------  --------------
PROPERTY HELD FOR SALE:
      Other States . . . . . . . . . . .         275          1,312                     1,587
                                         -----------  -------------  ------------  ----------  -------------  --------------
          Total Property Held For Sale .         275          1,312                     1,587
LEASED PROPERTY
   (SHOPPING CENTERS)
   UNDER CAPITAL LEASE:
      Texas. . . . . . . . . . . . . . .                      9,048                     9,048            471
      Other States . . . . . . . . . . .                     29,054                    29,054          8,333          12,467
                                         -----------  -------------  ------------  ----------  -------------  --------------
          Total Leased Property
             Under Capital Lease . . . .                     38,102                    38,102          8,804          12,467
                                         -----------  -------------  ------------  ----------  -------------  --------------
CONSTRUCTION IN
   PROGRESS:
      Texas. . . . . . . . . . . . . . .                                   11,104      11,104
      Other States . . . . . . . . . . .                                   65,902      65,902
                                         -----------  -------------  ------------  ----------  -------------  --------------
          Total Construction in
             Progress. . . . . . . . . .                                   77,006      77,006
                                         -----------  -------------  ------------  ----------  -------------  --------------

          TOTAL OF ALL PROPERTIES. . . . $   497,443  $   2,052,377  $    145,466  $2,695,286  $     460,832  $      328,567
                                         ===========  =============  ============  ==========  =============  ==============

-------------
Note  A  -   Encumbrances do not include $22.1 million outstanding under a $30 million 20-year term loan, payable to a group of  insurance  companies  secured  by  a  property collateral pool including all  or  part  of  three  shopping centers.


                                                                    SCHEDULE III
                                                                     (CONTINUED)




     The changes in total cost of the properties for the years ended December 31, 2002, 2001 and 2000 were as follows:


                                            2002         2001         2000
                                         -----------  -----------  -----------
Balance at beginning of year . . . . . . $2,352,393   $1,728,414   $1,486,224
Additions at cost. . . . . . . . . . . .    389,011      662,533      260,197
Retirements or sales . . . . . . . . . .    (46,118)     (38,554)     (18,007)
                                         -----------  -----------  -----------

Balance at end of year . . . . . . . . . $2,695,286   $2,352,393   $1,728,414
                                         ===========  ===========  ===========



     The changes in accumulated depreciation for the years ended December 31, 2002, 2001 and 2000 were as follows:


                                            2002         2001         2000
                                         -----------  -----------  -----------
Balance at beginning of year . . . . . . $  402,958   $  362,267   $  319,276
Additions at cost. . . . . . . . . . . .     70,403       58,297       47,208
Retirements or sales . . . . . . . . . .    (12,529)     (17,606)      (4,217)
                                         -----------  -----------  -----------

Balance at end of year . . . . . . . . . $  460,832   $  402,958   $  362,267
                                         ===========  ===========  ===========


                                                                     SCHEDULE IV

                                       WEINGARTEN REALTY INVESTORS
                                      MORTGAGE LOANS ON REAL ESTATE
                                            DECEMBER 31, 2002

                                         (AMOUNTS IN THOUSANDS)



                                                  FINAL         PERIODIC          FACE       CARRYING
                                      INTEREST   MATURITY       PAYMENT        AMOUNT OF     AMOUNT OF
                                        RATE       DATE          TERMS         MORTGAGES   MORTGAGES(A)
                                      ---------  --------  ------------------  ----------  ------------
SHOPPING CENTERS:
     FIRST MORTGAGES:
           Eastex Venture
              Beaumont, TX
              (Note D). . . . . . . .  6.75%     10-31-09  $ 314 Annual P & I    $ 2,300     $  1,775

           Main/O.S.T., Ltd.
              Houston, TX
              (Note D). . . . . . . .  9.3%      02-01-20  $ 476 Annual P & I      4,800        4,327
                                                             ($1,241 balloon)


INDUSTRIAL:
     FIRST MORTGAGES:
           South Loop Business Park
              Houston, TX
              (Note D). . . . . . . .  9.25%     11-01-07  $  74 Annual P & I        439          286



UNIMPROVED LAND:
     SECOND MORTGAGE:
           River Pointe, Conroe,TX
              (Notes B and D) . . . .  Prime    12-01-03        Varying           12,000        2,618
                                        +1%                 ($2,618 balloon)


                                                                               ----------  -------------
TOTAL MORTGAGE LOANS ON
         REAL ESTATE (Note D) . . . .                                          $  19,539     $  9,006
                                                                               ==========  =============

------------
Note  A  -  The  aggregate  cost  at  December  31,  2002  for federal income tax purposes is $9,006.
Note  B  -  Principal payments are due monthly to the extent of cash flow generated by the underlying property.
Note  C  -  Changes  in  mortgage  loans  for  the  years  ended December 31, 2002, 2001 and 2000 are summarized  below.
Note  D  -  Represents  WRI  share  of  mortgage  loans  to  joint  ventures.


                                           2002       2001       2000
                                         ---------  ---------  ---------
Balance, Beginning of Year. . . . . . . .$ 10,627   $ 14,327   $ 47,828
Additions to Existing Loans . . . . . . .     173        205        380
Collections of Principal. . . . . . . . .  (1,794)    (3,905)   (33,881)
                                         ---------  ---------  ---------

Balance, End of Year. . . . . . . . . . .$  9,006   $ 10,627   $ 14,327
                                         =========  =========  =========
