Form 10-Q
period 2003-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2003-05-13
CIK 828916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q
(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

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
                               ---             ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Exchange  Act  Rule  12b-2).  Yes    X.        No     .
                                                 ---            ---

     As of April 30, 2003, there were 52,122,029 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART  1
                              FINANCIAL INFORMATION

ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS

                           WEINGARTEN REALTY INVESTORS
           STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 Three Months Ended
                                                                     March 31,
                                                                --------------------
                                                                  2003       2002
                                                                ---------  ---------
Revenues:
  Rentals . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 96,917   $ 83,421
  Interest income . . . . . . . . . . . . . . . . . . . . . . .      246        200
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,022        760
                                                                ---------  ---------

       Total. . . . . . . . . . . . . . . . . . . . . . . . . .   98,185     84,381
                                                                ---------  ---------

Expenses:
  Depreciation and amortization . . . . . . . . . . . . . . . .   21,199     17,761
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .   19,439     14,996
  Operating . . . . . . . . . . . . . . . . . . . . . . . . . .   14,146     12,250
  Ad valorem taxes. . . . . . . . . . . . . . . . . . . . . . .   11,491     10,171
  General and administrative. . . . . . . . . . . . . . . . . .    3,057      2,676
                                                                ---------  ---------

       Total. . . . . . . . . . . . . . . . . . . . . . . . . .   69,332     57,854
                                                                ---------  ---------

Income Before Equity in Earnings of Joint Ventures,
     Minority Interest in Income of Partnerships, Gain
      on Sale of Properties and Discontinued Operations . . . .   28,853     26,527
Equity in Earnings of Joint Ventures. . . . . . . . . . . . . .    1,038      1,074
Minority Interest in Income of Partnerships . . . . . . . . . .     (895)      (116)
Gain on Sale of Properties. . . . . . . . . . . . . . . . . . .        9
                                                                ---------  ---------
Income Before Discontinued Operations . . . . . . . . . . . . .   29,005     27,485
                                                                ---------  ---------
Operating Income from Discontinued Operations . . . . . . . . .       15        711
Gain on Sale of Properties. . . . . . . . . . . . . . . . . . .      871      1,221
                                                                ---------  ---------
       Income From Discontinued Operations. . . . . . . . . . .      886      1,932
                                                                ---------  ---------
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . .   29,891     29,417
Dividends on Preferred Shares . . . . . . . . . . . . . . . . .    4,922      4,939
                                                                ---------  ---------
Net Income Available to Common Shareholders . . . . . . . . . . $ 24,969   $ 24,478
                                                                =========  =========

Net Income Per Common Share - Basic:
  Income Before Discontinued Operations . . . . . . . . . . . . $    .46   $    .43
  Income From Discontinued Operations . . . . . . . . . . . . .      .02        .04
                                                                ---------  ---------
  Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . $    .48   $    .47
                                                                =========  =========

Net Income Per Common Share - Diluted:
  Income Before Discontinued Operations . . . . . . . . . . . . $    .46   $    .43
  Income From Discontinued Operations . . . . . . . . . . . . .      .02        .04
                                                                ---------  ---------
  Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . $    .48   $    .47
                                                                =========  =========

Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . $ 29,891   $ 29,417
                                                                ---------  ---------

Other Comprehensive Income:
  Unrealized derivative gain on interest rate swaps . . . . . .      529      1,166
  Amortization of forward-starting interest rate swaps. . . . .      (40)       (40)
                                                                ---------  ---------
Other Comprehensive Income. . . . . . . . . . . . . . . . . . .      489      1,126
                                                                ---------  ---------
Comprehensive Income. . . . . . . . . . . . . . . . . . . . . . $ 30,380   $ 30,543
                                                                =========  =========


                See Notes to Consolidated Financial Statements.


                                         WEINGARTEN REALTY INVESTORS
                                         CONSOLIDATED BALANCE SHEETS
                                                 (UNAUDITED)
                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                   March 31,   December 31,
                                                                                     2003          2002
                                                                                 ------------  ------------
                                   ASSETS
Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 2,762,271   $ 2,695,286
Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (475,034)     (460,832)
                                                                                 ------------  ------------
    Property - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,287,237     2,234,454

Investment in Real Estate Joint Ventures . . . . . . . . . . . . . . . . . . . .      28,574        28,738
                                                                                 ------------  ------------
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,315,811     2,263,192

Notes Receivable from Real Estate Joint Ventures and Partnerships. . . . . . . .      18,304        14,747
Unamortized Debt and Lease Costs . . . . . . . . . . . . . . . . . . . . . . . .      50,614        48,377
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $4,926 in 2003 and $4,302 in 2002) . . . . . . . . . . . . . . . .      30,584        38,256
Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . .      31,630        27,420
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      32,108        31,897
                                                                                 ------------  ------------

                    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 2,479,051   $ 2,423,889
                                                                                 ============  ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,423,143   $ 1,330,369
Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . . . . . . . .      48,025        81,488
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      21,074        23,636
                                                                                 ------------  ------------

        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,492,242     1,435,493
                                                                                 ------------  ------------

Minority Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      57,238        54,983
                                                                                 ------------  ------------

Commitments and Contingencies

Shareholders' Equity:
    Preferred Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 10,000
        7.44% Series A cumulative redeemable preferred shares of
          beneficial interest;  3,000 shares issued and outstanding;
          liquidation preference $75,000 . . . . . . . . . . . . . . . . . . . .          90            90
        7.125% Series B cumulative redeemable preferred shares of
          beneficial interest;  3,600 shares issued and 3,518 shares
          outstanding in 2003 and 2002; liquidation preference $87,950 . . . . .         106           106
        7.0% Series C cumulative redeemable preferred shares of
          beneficial interest;  2,300 shares issued and 2,252 and 2,253 shares
          outstanding in 2003 and 2002; liquidation preference $112,590. . . . .          67            67
    Common Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 150,000; shares issued and outstanding:
      52,113 in 2003 and 52,076 in 2002. . . . . . . . . . . . . . . . . . . . .       1,560         1,559
  Capital Surplus. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,083,227     1,082,046
  Accumulated Dividends in Excess of Net Income. . . . . . . . . . . . . . . . .    (153,366)     (147,853)
  Accumulated Other Comprehensive Loss . . . . . . . . . . . . . . . . . . . . .      (2,113)       (2,602)
                                                                                 ------------  ------------
    Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . .     929,571       933,413
                                                                                 ------------  ------------

                    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 2,479,051   $ 2,423,889
                                                                                 ============  ============


                See Notes to Consolidated Financial Statements.


                                   WEINGARTEN REALTY INVESTORS
                              STATEMENTS OF CONSOLIDATED CASH FLOWS
                                           (UNAUDITED)
                                     (AMOUNTS IN THOUSANDS)



                                                                          Three Months Ended
                                                                              March 31,
                                                                       -----------------------
                                                                          2003         2002
                                                                       ----------   ----------
Cash Flows from Operating Activities:
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  29,891    $  29,417
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization. . . . . . . . . . . . . . . .    21,199       18,103
          Equity in earnings of joint ventures . . . . . . . . . . . .    (1,038)      (1,074)
          Minority interest in income of partnerships. . . . . . . . .       895          116
          Gain on sale of properties . . . . . . . . . . . . . . . . .      (880)      (1,221)
          Changes in accrued rent and accounts receivable. . . . . . .     7,690        8,385
          Changes in other assets . . . . . . . . . . . . . . .. . . .    (7,023)      (4,825)
          Changes in accounts payable and accrued expenses . . . . . .   (36,418)     (26,839)
          Other, net . . . . . . . . . . . . . . . . . . . . . . . . .       236          200
                                                                       ----------   ----------
            Net cash provided by operating activities. . . . . . . . .    14,552       22,262
                                                                       ----------   ----------

Cash Flows from Investing Activities:
    Investment in properties . . . . . . . . . . . . . . . . . . . . .   (56,088)     (62,696)
    Notes Receivable:
          Advances . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,678)        (255)
          Collections. . . . . . . . . . . . . . . . . . . . . . . . .       131        1,464
    Proceeds from sales and disposition of property. . . . . . . . . .     1,716        2,412
    Real estate joint ventures and partnerships:
          Investments. . . . . . . . . . . . . . . . . . . . . . . . .       (60)        (194)
          Distributions. . . . . . . . . . . . . . . . . . . . . . . .       904          979
                                                                       ----------   ----------
            Net cash used in investing activities. . . . . . . . . . .   (57,075)     (58,290)
                                                                       ----------   ----------

Cash Flows from Financing Activities:
    Proceeds from issuance of:
          Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .   136,013       80,500
          Common shares of beneficial interest . . . . . . . . . . . .     1,050       11,730
    Principal payments of debt . . . . . . . . . . . . . . . . . . . .   (54,883)      (1,291)
    Common and preferred dividends paid. . . . . . . . . . . . . . . .   (35,404)     (33,753)
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (43)         (39)
                                                                       ----------   ----------
            Net cash provided by financing activities. . . . . . . . .    46,733       57,147
                                                                       ----------   ----------

Net increase in cash and cash equivalents. . . . . . . . . . . . . . .     4,210       21,119
Cash and cash equivalents at January 1 . . . . . . . . . . . . . . . .    27,420       12,434
                                                                       ----------   ----------

Cash and cash equivalents at March 31. . . . . . . . . . . . . . . . . $  31,630    $  33,553
                                                                       ==========   ==========


                See Notes to Consolidated Financial Statements.

                           WEINGARTEN REALTY INVESTORS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)



1.   INTERIM  FINANCIAL  STATEMENTS

     The consolidated financial statements included in this report are unaudited, however, amounts presented in the balance sheet as of December 31, 2002 are derived from the audited financial statements of the Company at that date. In the opinion of WRI, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in WRI's annual financial statements and notes.

     Certain reclassifications of prior year's amounts have been made to conform to the current year presentation.

2.   NEWLY  ADOPTED  ACCOUNTING  PRONOUNCEMENTS

     In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123", which is effective for fiscal years beginning after December 15, 2002. This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted this statement effective January 1, 2003 using the prospective method, which requires us to recognize stock-based employee compensation as new share options are awarded. No stock-based employee compensation was recognized for the quarter ending March 31, 2003 as only a diminimus number of options were awarded during this period. With respect to share options awarded prior to January 1, 2003, WRI accounted for stock-based employee compensation using the intrinsic valued method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. In accordance with this opinion, no stock-based employee compensation had been recognized in WRI's financial statements prior to January 1, 2003.

     The following table illustrates the effect on net income available to common shareholders and net income per common share if the fair value-based method had been applied to all outstanding and unvested awards in each period:



                                                                          Three Months Ended
                                                                               March 31,
                                                                         --------------------
                                                                           2003       2002
                                                                         ---------  ---------
     Net income available to common shareholders . . . . . . . . . . . . $ 24,969   $ 24,478
     Stock-based employee compensation included in net income
       available to common shareholders . . . . . . .. . . . . . . . . .        -          -
     Stock-based employee compensation determined under the
       fair value-based method for all awards. . . . . . . . . . . . . .     (101)       (86)
                                                                         ---------  ---------
     Pro forma net income available to common shareholders . . . . . . . $ 24,868   $ 24,392
                                                                         =========  =========

     Net income per common share:
           Basic - as reported . . . . . . . . . . . . . . . . . . . . . $    .48   $    .47
                                                                         =========  =========
           Basic - pro forma . . . . . . . . . . . . . . . . . . . . . . $    .48   $    .47
                                                                         =========  =========

     Net income per common share:
           Diluted - as reported . . . . . . . . . . . . . . . . . . . . $    .48   $    .47
                                                                         =========  =========
           Diluted - pro forma . . . . . . . . . . . . . . . . . . . . . $    .48   $    .47
                                                                         =========  =========



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

3.   DISCONTINUED  OPERATIONS

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

     In January 2003, a warehouse building was sold that was classified as held for sale in 2002. The operating results of this industrial facility have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income, and $1.6 million was reported as property held for sale in the Consolidated Balance Sheet at December 31, 2002.

4.  DERIVATIVES  AND  HEDGING

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

     On March 31, 2003, the derivative instruments designated as cash flow hedges were reported at their fair values as Other Liabilities, net of accrued interest, of $1.9 million. The derivative instruments designated as fair value hedges on March 31, 2003 were reported at their fair values as Other Assets, net of accrued interest, of $7.5 million.

     Within the next twelve months, the Company expects to reclassify to earnings as interest expense approximately $1.5 million of the current balance held in accumulated other comprehensive loss. As of March 31, 2003, the balance in accumulated other comprehensive loss relating to the derivatives was $.5 million. With respect to fair value hedges, both changes in fair market value of the derivative hedging instrument and changes in the fair value of the hedged item will be recorded in earnings each reporting period. These amounts should completely offset with no impact to earnings, except for the portion of the hedge that proves to be ineffective, if any.

5.   PER  SHARE  DATA

     Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated, as follows (in thousands):

                                                                      Three Months Ended
                                                                           March 31,
                                                                     --------------------
                                                                        2003       2002
                                                                     ---------  ---------
     Numerator:
     Net income available to common shareholders - basic . . . . . . $ 24,969   $ 24,478
     Income attributable to operating partnership units. . . . . . .      832         31
                                                                     ---------  ---------
     Net income available to common shareholders - diluted . . . . . $ 25,801   $ 24,509
                                                                     =========  =========

     Denominator:
     Weighted average shares outstanding - basic . . . . . . . . . .   52,091     51,686
     Effect of dilutive securities:
           Share options and awards. . . . . . . . . . . . . . . . .      397        298
           Operating partnership units . . . . . . . . . . . . . . .    1,529         77
                                                                     ---------  ---------
     Weighted average shares outstanding - diluted . . . . . . . . .   54,017     52,061
                                                                     =========  =========



     Options to purchase 1,300 shares for the first quarter ended March 31, 2003 were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price. No common shares have been excluded from the first quarter ended March 31, 2002 calculation of net income per common share - diluted.

6.   DEBT

     WRI's  debt  consists  of  the  following  (in  thousands):


                                                                        March 31,   December 31,
                                                                          2003          2002
                                                                      ------------  ------------
     Fixed-rate debt payable to 2030 at 5.0 to 8.8% . . . . . . . . . $ 1,231,181   $ 1,097,185
     Variable-rate unsecured notes payable. . . . . . . . . . . . . .      75,000        75,000
     Unsecured notes payable under revolving credit agreements. . . .      75,170       119,000
     Obligations under capital leases . . . . . . . . . . . . . . . .      33,462        33,462
     Industrial revenue bonds payable to 2015 at 1.1% to 3.2% . . . .       8,330         5,722
                                                                      ------------  ------------

          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,423,143   $ 1,330,369
                                                                      ============  ============



     At March 31, 2003, the variable interest rate for notes payable under the $50 million term loan agreement and the $350 million revolving credit agreement was 1.8%. At March 31, 2003, $13.2 million was outstanding under the $20 million revolving credit agreement at 1.8%.

     During the first quarter of 2003, WRI issued a total of $136 million of unsecured fixed-rate medium term notes at a weighted average rate of 5.4% and a weighted average term of 11.4 years. Proceeds received were used to pay down amounts outstanding under our $350 million revolving credit facility. Following is a summary of the medium term note activity for the three months ended March 31, 2003 (in thousands, except years to maturity and interest rate):



                                         YEARS TO    INTEREST
          DATE ISSUED        PRINCIPAL   MATURITY      RATE
     ----------------------  ---------  ----------  ----------

     January 15, 2003. . . . $ 20,000      12.0        5.75%
     January 28, 2003. . . .   15,000      10.0        5.50%
     January 28, 2003. . . .    6,000      10.0        5.50%
     February 12, 2003 . . .   20,000      12.0        5.57%
     February 26, 2003 . . .   25,000      12.0        5.35%
     February 28, 2003 . . .   25,000      12.0        5.25%
     March 5, 2003 . . . . .   25,000      10.5        4.99%



     On April 24, 2003, the SEC declared effective WRI's $1 billion shelf registration statement. WRI has not used the shelf registration statement for offerings of its securities.

     WRI's  debt  can  be  summarized  as  follows  (in  thousands):


                                                           March 31,   December 31,
                                                             2003          2002
                                                         ------------  ------------
     As to interest rate (including the effects of
         interest rate swaps):
             Fixed-rate debt . . . . . . . . . . . . . . $ 1,189,683   $ 1,055,688
             Variable-rate debt. . . . . . . . . . . . .     233,460       274,681
                                                         ------------  ------------

             Total . . . . . . . . . . . . . . . . . . . $ 1,423,143   $ 1,330,369
                                                         ============  ============

     As to collateralization:
             Unsecured debt. . . . . . . . . . . . . . . $ 1,050,578   $   958,719
             Secured debt. . . . . . . . . . . . . . . .     372,565       371,650
                                                         ------------  ------------

             Total . . . . . . . . . . . . . . . . . . . $ 1,423,143   $ 1,330,369
                                                         ============  ============


7.   PROPERTY

     WRI's  property  consists  of  the  following  (in  thousands):


                                        March 31,   December 31,
                                          2003          2002
                                      ------------  ------------
     Land . . . . . . . . . . . . . . $   512,490   $   497,168
     Land held for development. . . .      23,675        23,613
     Land under development . . . . .      42,468        44,847
     Buildings and improvements . . .   2,102,523     2,051,065
     Construction in-progress . . . .      81,115        77,006
     Property held for sale . . . . .                     1,587
                                      ------------  ------------

     Total. . . . . . . . . . . . . . $ 2,762,271   $ 2,695,286
                                      ============  ============


     Interest and ad valorem taxes capitalized to land under development or buildings under construction was $2.2 million and $2.6 million for the quarters ended March 31, 2003 and 2002, respectively.

8.   INVESTMENTS  IN  REAL  ESTATE  JOINT  VENTURES

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


                                                March 31,   December 31,
                                                  2003          2002
                                              ------------  ------------
          Combined Balance Sheets

     Property . . . . . . . . . . . . . . . . $  182,155    $  177,396
     Accumulated depreciation . . . . . . . .    (24,844)      (23,877)
                                              ------------  ------------
          Property - net. . . . . . . . . . .    157,311       153,519

     Other assets . . . . . . . . . . . . . .      9,394        11,898
                                              ------------  ------------

               Total. . . . . . . . . . . . . $  166,705    $  165,417
                                              ============  ============


     Debt . . . . . . . . . . . . . . . . . . $   71,830    $   71,985
     Amounts payable to WRI . . . . . . . . .     19,321        16,334
     Other liabilities. . . . . . . . . . . .      2,004         4,152
     Accumulated equity . . . . . . . . . . .     73,550        72,946
                                              ------------  ------------

               Total. . . . . . . . . . . . . $  166,705    $  165,417
                                              ============  ============



         Combined Statements of Income
                                                   Three Months Ended
                                                        March 31,
                                              --------------------------
                                                  2003          2002
                                              ------------  ------------
     Revenues . . . . . . . . . . . . . . . . $    6,142    $    6,421
                                              ------------  ------------

     Expenses:
       Depreciation and amortization. . . . .      1,058         1,164
       Operating. . . . . . . . . . . . . . .        778           860
       Interest . . . . . . . . . . . . . . .      1,518         1,634
       Ad valorem taxes . . . . . . . . . . .        782           797
       General and administrative . . . . . .         38            15
                                              ------------  ------------

          Total . . . . . . . . . . . . . . .      4,174         4,470
                                              ------------  ------------

     Net Income . . . . . . . . . . . . . . . $    1,968    $    1,951
                                              ============  ============


     Our investment in real estate joint ventures, as reported on the balance sheets, differs from our proportionate share of the joint ventures' underlying net assets due to basis differentials, which arose upon the transfer of assets from WRI to the joint ventures. This basis differential, which totaled $4.8 million at March 31, 2003 and December 31, 2002, respectively, is depreciated over the useful lives of the related assets.

     Fees earned by WRI for the management of these joint ventures totaled $.1 million for the quarters ended March 31, 2003 and 2002, respectively.

9.   SEGMENT  INFORMATION

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

     Information concerning WRI's reportable segments is as follows (in thousands):




                                                         SHOPPING
                                                          CENTER      INDUSTRIAL    OTHER         TOTAL
                                                        ------------  ----------  ----------  -------------
     Three Months Ended
     March 31, 2003:
         Revenues . . . . . . . . . . . . . . . . . . . $    87,985   $   9,708   $     492   $     98,185
         Net operating income . . . . . . . . . . . . .      65,529       6,872         147         72,548
         Equity in earnings of joint ventures . . . . .         977          92         (31)         1,038
         Investment in real estate joint ventures . . .      28,299                     275         28,574
         Total assets . . . . . . . . . . . . . . . . .   2,090,813     236,932     151,306      2,479,051

     Three Months Ended
     March 31, 2002:
         Revenues . . . . . . . . . . . . . . . . . . . $    74,906   $   8,929   $     546   $     84,381
         Net operating income . . . . . . . . . . . . .      55,522       6,228         210         61,960
         Equity in earnings of joint ventures . . . . .         987          96          (9)         1,074
         Investment in real estate joint ventures . . .      24,920                     845         25,765
         Total assets . . . . . . . . . . . . . . . . .   1,815,020     221,588     117,845      2,154,453


     Net operating income reconciles to income before discontinued operations as shown on the Statements of Consolidated Income and Comprehensive Income as follows (in thousands):


                                                             Three Months Ended
                                                                 March 31,
                                                            --------------------
                                                               2003       2002
                                                            ---------  ---------
     Total segment net operating income . . . . . . . . . . $ 72,548   $ 61,960
     Less:
          Depreciation and amortization . . . . . . . . . .   21,199     17,761
          Interest. . . . . . . . . . . . . . . . . . . . .   19,439     14,996
          General and administrative. . . . . . . . . . . .    3,057      2,676
          Minority interest in income of partnerships . . .      895        116
          Equity in earnings of joint ventures. . . . . . .   (1,038)    (1,074)
          Gain on sale of properties. . . . . . . . . . . .       (9)
                                                            ---------  ---------
     Income Before Discontinued Operations. . . . . . . . . $ 29,005   $ 27,485
                                                            =========  =========



10.  COMMON  SHARES  OF  BENEFICIAL  INTEREST

     In February 2002, a three-for-two share split, effected in the form of a 50% share dividend, was declared for shareholders of record on April 1, 2002, payable April 15, 2002. We issued 17.3 million common shares of beneficial interest as a result of the share split. All references to the number of shares and per share amounts have been restated to reflect the share split, and an amount equal to the par value of the number of common shares issued have been reclassified to common stock from retained earnings.

     In February 2002, we completed the sale of .3 million common shares of beneficial interest. Net proceeds to WRI totaled $9.5 million based on a price of $33.65 per share and were used to pay down amounts outstanding under our $350 million revolving credit facility.

11.  BANKRUPTCY  REMOTE  PROPERTIES

     On April 2, 2001, we purchased 19 supermarket-anchored shopping centers, aggregating 2.5 million square feet, in California. The purchase price for the properties was $277.5 million, including the assumption of approximately $132 million in debt secured by all 19 properties.

     These 19 properties, having a net book value of approximately $269.8 million at March 31, 2003 (collectively the "Bankruptcy Remote Properties", and each a "Bankruptcy Remote Property"), are wholly owned by various "Bankruptcy Remote Entities". Each Bankruptcy Remote Entity is an indirect subsidiary of the Company. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against the Company, its affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of the Company, any of its affiliates, or any other person or entity. Neither the Company nor any of its affiliates has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity.

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

12.  SUBSEQUENT  EVENTS

     On April 4, 2003, WRI called for redemption of the 7.44% Series A Cumulative Redeemable Preferred Shares. The redemption of these shares on May 5, 2003 was financed through the issuance on April 30, 2003 of $75 million of depositary shares. Each depositary share, representing one-thirtieth of a Series D Cumulative Redeemable Preferred Share, is redeemable at par at WRI's election on or after April 30, 2008. The depositary shares pay a 6.75% annual dividend and have a liquidation value of $25 per share.

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

At March 31, 2003, WRI owned or operated under long-term leases, either directly or through its interests in joint ventures, 306 developed income-producing properties located in 18 states that span from coast to coast in the southern half of the United States. Included in the portfolio are 247 shopping centers, 58 industrial properties and one office building. WRI has 5,700 leases and 4,400 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers, which generally sell basic necessity-type items.

CAPITAL  RESOURCES  AND  LIQUIDITY

WRI anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements. Cash on hand, borrowings under our existing credit facilities, issuance of unsecured debt and the use of project financing, as well as other debt and equity alternatives, will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows decreased to $14.6 million for the first three months of 2003 as compared to $22.3 million for the same period of 2002. This decrease was due primarily to changes in working capital items.

Our Board of Trust Managers approved a quarterly dividend of $.585 per common share for the first quarter of 2003. Our dividend payout ratio on common equity for the first quarter of 2003 and 2002 was 69% and 70%, respectively, based on funds from operations for the applicable period.

WRI invested $41.8 million for the acquisition of one retail center and two industrial properties during the first quarter of 2003.

In January 2003, we acquired the Sears Distribution Center located in Atlanta, Georgia. This 403,000 square foot property is 100% occupied with Sears
Logistics Services as the sole tenant. In February 2003, we acquired the Atlanta Industrial Park. This seven-building complex aggregates 502,000 square feet and is also located in Atlanta, Georgia. With these acquisitions, we now own three industrial properties in Atlanta, which collectively total over 1.3 million square feet.

In February 2003, we also completed the acquisition of Rancho San Marcos Village, a 121,000 square foot shopping center anchored by Von's (Safeway) and 24-Hour Fitness. The center is located in San Marcos, California (near San Diego), and is currently 94% occupied.

With respect to new development, we have 18 projects at various stages of construction. These projects, upon completion, will represent an investment of approximately $216 million and will add 1.6 million square feet to the portfolio. We expect to invest approximately $56.6 million in these properties during 2003. These projects will continue to come on-line during the remainder of 2003 and into 2004.

During the first quarter of 2003, WRI issued a total of $136 million of unsecured fixed-rate medium term notes at a weighted average rate of 5.4% and a weighted average term of 11.4 years. Proceeds received were used to pay down amounts outstanding under our $350 million revolving credit facility. Following is a summary of the medium term note activity for the three months ended March 31, 2003 (in thousands, except years to maturity and interest rate):



                                    YEARS TO    INTEREST
     DATE ISSUED        PRINCIPAL   MATURITY      RATE
----------------------  ---------  ----------  ----------

January 15, 2003. . . . $ 20,000      12.0        5.75%
January 28, 2003. . . .   15,000      10.0        5.50%
January 28, 2003. . . .    6,000      10.0        5.50%
February 12, 2003 . . .   20,000      12.0        5.57%
February 26, 2003 . . .   25,000      12.0        5.35%
February 28, 2003 . . .   25,000      12.0        5.25%
March 5, 2003 . . . . .   25,000      10.5        4.99%



Total debt outstanding increased $92.8 million to $1.4 billion at March 31, 2003. This increase was primarily due to the funding of the Company's acquisitions and ongoing development and redevelopment efforts. Included in total debt outstanding of $1.4 billion at March 31, 2003 is variable-rate debt of $233.5 million, after recognizing the net effect of $152.5 million of interest rate swaps.

On April 24, 2003, the SEC declared effective WRI's $1 billion shelf registration statement. WRI has not used the shelf registration statement for offerings of its securities.

On April 4, 2003, WRI called for redemption of the 7.44% Series A Cumulative Redeemable Preferred Shares. The redemption of these shares on May 5, 2003 was financed through the issuance on April 30, 2003 of $75 million of depositary shares. Each depositary share, representing one-thirtieth of a Series D Cumulative Redeemable Preferred Share, is redeemable at par at WRI's election on or after April 30, 2008. The depositary shares pay a 6.75% annual dividend and have a liquidation value of $25 per share.

FUNDS  FROM  OPERATIONS

The Board of Governors of the National Association of Real Estate Investment Trusts defines funds from operations (FFO) as net income (loss) computed in accordance with generally accepted accounting principles, excluding gains or losses from sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. We calculate FFO in a manner consistent with the NAREIT definition. Most industry analysts and equity REITS, including WRI, believe FFO is an appropriate alternative measurement of performance relative to other REITs. FFO provides investors with additional information to better understand our ability to incur and service debt, make capital expenditures and pay common share dividends. There can be no assurance that FFO presented by WRI is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements, or principal payments on indebtedness.

Funds from operations - diluted for the three months ended March 31, 2003 and 2002 is calculated as follows:


                                                                          Three Months Ended
                                                                              March 31,
                                                                        --------------------
                                                                           2003       2002
                                                                        ---------  ---------
Net income available to common shareholders . . . . . . . . . . . . . . $ 24,969   $ 24,478
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .   19,392     17,476
Depreciation and amortization of unconsolidated joint ventures. . . . .      434        475
Gain on sale of properties. . . . . . . . . . . . . . . . . . . . . . .     (880)    (1,221)
                                                                        ---------  ---------
              Funds from operations . . . . . . . . . . . . . . . . . .   43,915     41,208
Funds from operations attributable to operating partnership units . . .    1,263         55
                                                                        ---------  ---------

              Funds from operations assuming conversion of OP units . . $ 45,178   $ 41,263
                                                                        =========  =========

Weighted average shares outstanding - basic . . . . . . . . . . . . . .    52,091    51,686
Effect of dilutive securities:
      Share options and awards. . . . . . . . . . . . . . . . . . . . .       397       298
      Operating partnership units . . . . . . . . . . . . . . . . . . .     1,529        77
                                                                        ---------  ---------
Weighted average shares outstanding - diluted . . . . . . . . . . . . .    54,017    52,061
                                                                        =========  =========



RESULTS  OF  OPERATIONS
THREE  MONTHS  ENDED  MARCH  31,  2003  AND  2002

Net income available to common shareholders increased to $25.0 million, or $.48 per diluted share, from $24.5 million, or $.47 per diluted share for the first quarter of 2003 as compared with the same quarter of 2002. The increase in net income available to common shareholders is due primarily from growth in the portfolio from acquisitions and new development.

Rental revenues were $96.9 million in 2003, as compared to $83.4 million in 2002, representing an increase of approximately $13.5 million or 16.2%. Property acquisitions and new development contributed $11.5 million to this increase, with the remaining increase of $2.0 million attributable to our existing properties. Occupancy of the total portfolio was 91.8% at March 31, 2003 as compared to 91.7% at March 31, 2002. The occupancy of the retail portfolio was down slightly at 92.6% at March 31, 2003 as compared to 92.8% at March 31, 2002, while the occupancy of the industrial portfolio increased to 89.0% from 88.2% in the prior year. During the first three months of 2003, WRI completed 238 renewals or new leases comprising 1.5 million square feet at an average rental rate increase of 6.8%. Net of the amortized portion of capital costs for tenant improvements, the increase averaged 4.1%.

Other income increased by $.2 million to $1.0 million in the first quarter of 2003 from $.8 million for the same quarter of 2002. This increase is due primarily to an increase in lease cancellation income from various tenants.

Gross interest costs, before capitalization of interest, increased by $3.9 million from $17.4 million in the first quarter of 2002 to $21.3 million for the first quarter of 2003. The increase is due primarily to an increase in the average debt outstanding between periods of $1.1 billion in 2002 to $1.4 billion in 2003. The average interest rate decreased from 6.4% in 2002 to 6.2% in 2003. The amount of interest capitalized during the period was $1.8 million and $2.4 million in 2003 and 2002, respectively. The decrease in interest capitalized between periods is due primarily to the completion of five new development projects during the first quarter of 2003.

General and administrative expenses increased by $.4 million to $3.1 million in the first quarter of 2003 from $2.7 million for the same quarter of 2002. The increase is due primarily to an increase in staffing necessitated by the growth in the portfolio from acquisitions and new development.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of WRI's acquisitions and new development programs.

Minority interest in income of partnerships increased by $.8 million to $.9 million in the first quarter of 2003 from $.1 million for the same quarter of 2002. The increase is due primarily from the acquisition of seven supermarket-anchored shopping centers in the Raleigh-Durham market in April 2002 utilizing a DownREIT structure. These limited partnerships are included in our consolidated financial statements because we exercise financial and operating control.

NEWLY  ADOPTED  ACCOUNTING  PRONOUNCEMENTS

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123", which is effective for fiscal years beginning after December 15, 2002. This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted this statement effective January 1, 2003 using the prospective method, which requires us to recognize stock-based employee compensation as new share options are awarded. No stock-based employee compensation was recognized for the quarter ending March 31, 2003 as only a diminimus number of options were awarded during this period. With respect to share options awarded prior to January 1, 2003, WRI accounted for stock-based employee compensation using the intrinsic valued method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. In accordance with this opinion, no stock-based employee compensation had been recognized in WRI's financial statements prior to January 1, 2003.

The following table illustrates the effect on net income available to common shareholders and net income per common share if the fair value-based method had been applied to all outstanding and unvested awards in each period:



                                                                    Three Months Ended
                                                                        March 31,
                                                                  --------------------
                                                                     2003       2002
                                                                  ---------  ---------
Net income available to common shareholders . . . . . . . . . . . $ 24,969   $ 24,478
Stock-based employee compensation included in net income
  available to common shareholders . . . . . . .. . . . . . . . .        -          -
Stock-based employee compensation determined under the
  fair value-based method for all awards. . . . . . . . . . . . .     (101)       (86)
                                                                  ---------  ---------
Pro forma net income available to common shareholders . . . . . . $ 24,868   $ 24,392
                                                                  =========  =========

Net income per common share:
      Basic - as reported . . . . . . . . . . . . . . . . . . . . $    .48   $    .47
                                                                  =========  =========
      Basic - pro forma . . . . . . . . . . . . . . . . . . . . . $    .48   $    .47
                                                                  =========  =========


Net income per common share:
      Diluted - as reported . . . . . . . . . . . . . . . . . . . $    .48   $    .47
                                                                  =========  =========
      Diluted - pro forma . . . . . . . . . . . . . . . . . . . . $    .48   $    .47
                                                                  =========  =========



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

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

WRI uses fixed and floating-rate debt to finance its capital requirements. These transactions expose WRI to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose WRI to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At March 31, 2003, WRI had fixed-rate debt of $1.2 billion and variable-rate debt of $233.5 million, after adjusting for the net effect of $152.5 million of interest rate swaps.

ITEM  4.  DISCLOSURE  CONTROLS  AND  PROCEDURES

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

PART  II
OTHER  INFORMATION

ITEM  6.       EXHIBITS  AND  REPORTS  ON  FORM  8-K

      (a)      Exhibits

               12.1 A statement of computation of ratios of earnings and funds from operations to combined fixed charges and preferred dividends.

               99.1 Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

               99.2 Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

      (b)      Reports  on  Form  8-K

                         No reports on Form 8-K were filed during the quarter covered by this quarterly report.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           WEINGARTEN  REALTY  INVESTORS
                                       --------------------------------------
                                                     (Registrant)



                                       BY:    /s/  Andrew  M.  Alexander
                                          -----------------------------------
                                                 Andrew  M.  Alexander
                                          President/Chief  Executive  Officer
                                            (Principal  Executive  Officer)



                                       BY:      /s/  Joe  D.  Shafer
                                          -----------------------------------
                                                    Joe  D.  Shafer
                                               Vice  President/Controller
                                            (Principal  Accounting  Officer)


DATE:     May  13,  2003
          ---------------

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of trust managers:

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



BY:    /s/  Andrew  M.  Alexander
   -----------------------------------
          Andrew  M.  Alexander
   President/Chief  Executive  Officer


May  13,  2003

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

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of trust managers:

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



BY:      /s/  Stephen  C.  Richter
   ------------------------------------------
            Stephen  C.  Richter
   Sr. Vice President/Chief Financial Officer


May  13,  2003

                                  EXHIBIT INDEX

EXHIBIT
NUMBER
------

 12.1 A statement of computation of ratios of earnings and funds from operations to combined fixed charges and preferred dividends.

 99.1 Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

 99.2 Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).