Form 10-Q
period 2003-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2003-08-14
CIK 828916

5

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q
(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

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
                                -----           -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Exchange  Act  Rule  12b-2).  Yes    X  .      No       .
                                                -----           -----

     As of August 6, 2003, there were 52,145,735 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART 1
                              FINANCIAL INFORMATION

ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS

                           WEINGARTEN REALTY INVESTORS
           STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   Three Months Ended          Six Months Ended
                                                                        June 30,                   June 30,
                                                                 ----------------------    ----------------------
                                                                    2003        2002          2003         2002
                                                                 ----------  ----------    ----------  ----------
Revenues:
  Rentals. . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 100,774   $  89,024     $ 197,326   $ 172,084
  Interest income. . . . . . . . . . . . . . . . . . . . . . .         560         231           806         431
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,619       1,253         2,639       2,011
                                                                 ----------  ----------    ----------  ----------

       Total . . . . . . . . . . . . . . . . . . . . . . . . .     102,953      90,508       200,771     174,526
                                                                 ----------  ----------    ----------  ----------
Expenses:
  Depreciation and amortization. . . . . . . . . . . . . . . .      22,584      19,040        43,689      36,698
  Interest . . . . . . . . . . . . . . . . . . . . . . . . . .      21,036      16,532        40,475      31,528
  Operating. . . . . . . . . . . . . . . . . . . . . . . . . .      16,215      13,451        30,304      25,656
  Ad valorem taxes . . . . . . . . . . . . . . . . . . . . . .      11,415      10,708        22,858      20,837
  General and administrative . . . . . . . . . . . . . . . . .       3,414       3,398         6,471       6,074
                                                                 ----------  ----------    ----------  ----------

       Total . . . . . . . . . . . . . . . . . . . . . . . . .      74,664      63,129       143,797     120,793
                                                                 ----------  ----------    ----------  ----------


Operating Income . . . . . . . . . . . . . . . . . . . . . . .      28,289      27,379        56,974      53,733
Equity in Earnings of Joint Ventures . . . . . . . . . . . . .         998         965         2,036       2,039
Income Allocated to Minority Interests . . . . . . . . . . . .        (837)       (943)       (1,732)     (1,059)
Loss on Sale of Properties . . . . . . . . . . . . . . . . . .         (17)                       (8)
                                                                 ----------  ----------    ----------  ----------
Income Before Discontinued Operations. . . . . . . . . . . . .      28,433      27,401        57,270      54,713
                                                                 ----------  ----------    ----------  ----------
Operating Income from Discontinued Operations. . . . . . . . .         143         814           326       1,698
Gain (Loss) on Sale of Properties. . . . . . . . . . . . . . .        (108)      3,119           763       4,340
                                                                 ----------  ----------    ----------  ----------
       Income From Discontinued Operations . . . . . . . . . .          35       3,933         1,089       6,038
                                                                 ----------  ----------    ----------  ----------
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . .      28,468      31,334        58,359      60,751
                                                                 ----------  ----------    ----------  ----------
Dividends on Preferred Shares. . . . . . . . . . . . . . . . .       4,920       4,939         9,842       9,878
Original Issuance Costs associated with Redeemed
  Series A Preferred Shares. . . . . . . . . . . . . . . . . .       2,488                     2,488
                                                                 ----------  ----------    ----------  ----------
Net Income Available to Common Shareholders. . . . . . . . . .   $  21,060   $  26,395     $  46,029   $  50,873
                                                                 ==========  ==========    ==========  ==========

Net Income Per Common Share - Basic:
  Income Before Discontinued Operations. . . . . . . . . . . .   $     .40   $     .44     $     .86   $     .87
  Income From Discontinued Operations. . . . . . . . . . . . .                     .07           .02         .11
                                                                 ----------  ----------    ----------  ----------
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . .   $     .40   $     .51     $     .88   $     .98
                                                                 ==========  ==========    ==========  ==========

Net Income Per Common Share - Diluted:
  Income Before Discontinued Operations. . . . . . . . . . . .   $     .40   $     .44     $     .86   $     .87
  Income From Discontinued Operations. . . . . . . . . . . . .                     .07           .02         .11
                                                                 ----------  ----------    ----------  ----------
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . .   $     .40   $     .51     $     .88   $     .98
                                                                 ==========  ==========    ==========  ==========

Net Income . . . . . . . . . . . . . . . . . . . . . . . . . .   $  28,468   $  31,334     $  58,359   $  60,751
                                                                 ----------  ----------    ----------  ----------

Other Comprehensive Income:
  Unrealized derivative gain (loss) on interest rate swaps . .         590        (444)        1,119         722
  Amortization of forward-starting interest rate swaps . . . .         (40)        (40)          (80)        (80)
                                                                 ----------  ----------    ----------  ----------
Other Comprehensive Income (Loss). . . . . . . . . . . . . . .         550        (484)        1,039         642
                                                                 ----------  ----------    ----------  ----------

Comprehensive Income . . . . . . . . . . . . . . . . . . . . .   $  29,018   $  30,850     $  59,398   $  61,393
                                                                 ==========  ==========    ==========  ==========



                See Notes to Consolidated Financial Statements.


                                         WEINGARTEN REALTY INVESTORS
                                         CONSOLIDATED BALANCE SHEETS
                                                 (UNAUDITED)
                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                       June 30,      December 31,
                                                                                         2003           2002
                                                                                     ------------    ------------
                                       ASSETS
Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 2,866,838     $ 2,695,286
Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (490,137)       (460,832)
                                                                                     ------------    ------------
    Property - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,376,701       2,234,454

Investment in Real Estate Joint Ventures . . . . . . . . . . . . . . . . . . . . . .      28,460          28,738
                                                                                     ------------    ------------
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,405,161       2,263,192

Notes Receivable from Real Estate Joint Ventures and Partnerships. . . . . . . . . .      24,432          14,747
Unamortized Debt and Lease Costs . . . . . . . . . . . . . . . . . . . . . . . . . .      52,659          48,377
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $3,944 in 2003 and $4,302 in 2002) . . . . . . . . . . . . . . . . . .      33,870          38,156
Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      24,177          27,420
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      35,500          31,997
                                                                                     ------------    ------------

                    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 2,575,799     $ 2,423,889
                                                                                     ============    ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,509,965     $ 1,330,369
Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . . . . . . . . . .      75,941          81,488
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18,945          23,636
                                                                                     ------------    ------------

        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,604,851       1,435,493
                                                                                     ------------    ------------

Minority Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      49,018          54,983
                                                                                     ------------    ------------

Commitments and Contingencies

Shareholders' Equity:
    Preferred Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 10,000
        7.44% Series A cumulative redeemable preferred shares of beneficial
          interest;  3,000 shares issued and outstanding at December 31, 2002. . . .                          90
        7.125% Series B cumulative redeemable preferred shares of
          beneficial interest;  3,600 shares issued and 3,518 shares
          outstanding in 2003 and 2002; liquidation preference $87,950 . . . . . . .         106             106
        7.0% Series C cumulative redeemable preferred shares of
          beneficial interest;  2,300 shares issued and 2,252 and 2,253 shares
          outstanding in 2003 and 2002; liquidation preference $112,590. . . . . . .          67              67
        6.75% Series D cumulative redeemable preferred shares of
          beneficial interest;  3,000 shares issued and outstanding;
          liquidation preference $75,000 . . . . . . . . . . . . . . . . . . . . . .          90
    Common Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 150,000; shares issued and outstanding:
      52,141 in 2003 and 52,076 in 2002. . . . . . . . . . . . . . . . . . . . . . .       1,561           1,559
  Capital Surplus. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,084,476       1,082,046
  Accumulated Dividends in Excess of Net Income. . . . . . . . . . . . . . . . . . .    (162,807)       (147,853)
  Accumulated Other Comprehensive Loss . . . . . . . . . . . . . . . . . . . . . . .      (1,563)         (2,602)
                                                                                     ------------    ------------
    Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     921,930         933,413
                                                                                     ------------    ------------

                    Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 2,575,799     $ 2,423,889
                                                                                     ============    ============



                See Notes to Consolidated Financial Statements.


                                  WEINGARTEN REALTY INVESTORS
                             STATEMENTS OF CONSOLIDATED CASH FLOWS
                                          (UNAUDITED)
                                     (AMOUNTS IN THOUSANDS)


                                                                          Six Months Ended
                                                                              June 30,
                                                                      ------------------------
                                                                         2003          2002
                                                                      ----------    ----------
Cash Flows from Operating Activities:
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . $  58,359     $  60,751
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . .    43,859        37,588
          Equity in earnings of joint ventures. . . . . . . . . . . .    (2,036)       (2,039)
          Income allocated to minority interests. . . . . . . . . . .     1,732         1,059
          Gain on sale of properties. . . . . . . . . . . . . . . . .      (755)       (4,340)
          Changes in accrued rent and accounts receivable . . . . . .     4,401         4,341
          Changes in other assets . . . . . . . . . . . . . . . . . .   (14,871)      (10,933)
          Changes in accounts payable and accrued expenses. . . . . .    (9,970)       (3,585)
          Other, net. . . . . . . . . . . . . . . . . . . . . . . . .       352           303
                                                                      ----------    ----------
                Net cash provided by operating activities . . . . . .    81,071        83,145
                                                                      ----------    ----------

Cash Flows from Investing Activities:
    Investment in properties. . . . . . . . . . . . . . . . . . . . .  (146,718)     (116,312)
    Notes Receivable:
          Advances. . . . . . . . . . . . . . . . . . . . . . . . . .    (9,930)         (653)
          Collections . . . . . . . . . . . . . . . . . . . . . . . .       255         2,032
    Proceeds from sales and disposition of property . . . . . . . . .     5,499        20,134
    Real estate joint ventures and partnerships:
          Investments . . . . . . . . . . . . . . . . . . . . . . . .      (386)       (5,355)
          Distributions . . . . . . . . . . . . . . . . . . . . . . .     2,242         2,130
                                                                      ----------    ----------
                Net cash used in investing activities . . . . . . . .  (149,038)      (98,024)
                                                                      ----------    ----------

Cash Flows from Financing Activities:
    Proceeds from issuance of:
          Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .   199,485       122,000
          Common shares of beneficial interest. . . . . . . . . . . .     1,849        11,886
          Preferred shares of beneficial interest . . . . . . . . . .    72,691
    Redemption of preferred shares of beneficial interest . . . . . .   (75,000)
    Principal payments of debt. . . . . . . . . . . . . . . . . . . .   (63,387)      (27,667)
    Common and preferred dividends paid . . . . . . . . . . . . . . .   (70,825)      (67,552)
    Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (89)          (79)
                                                                      ----------    ----------
                Net cash provided by financing activities . . . . . .    64,724        38,588
                                                                      ----------    ----------

Net increase (decrease) in cash and cash equivalents. . . . . . . . .    (3,243)       23,709
Cash and cash equivalents at January 1. . . . . . . . . . . . . . . .    27,420        12,434
                                                                      ----------    ----------

Cash and cash equivalents at June 30. . . . . . . . . . . . . . . . . $  24,177     $  36,143
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

2.   NEWLY  ADOPTED  ACCOUNTING  PRONOUNCEMENTS

     In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123", which is effective for fiscal years beginning after December 15, 2002. This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted this statement effective January 1, 2003 using the prospective method, which requires us to recognize stock-based employee compensation as new share options are awarded. Stock-based employee compensation of five thousand was recognized for the quarter ending June 30, 2003 associated with the options awarded during 2003. With respect to share options awarded prior to January 1, 2003, WRI accounted for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. In accordance with this opinion, no stock-based employee compensation had been recognized in WRI's financial statements prior to January 1, 2003.

     The following table illustrates the effect on net income available to common shareholders and net income per common share if the fair value-based method had been applied to all outstanding and unvested awards in each period:



                                                               Three Months Ended    Six Months Ended
                                                                    June 30,             June 30,
                                                              --------------------    --------------------
                                                                 2003       2002         2003       2002
                                                              ---------  ---------    ---------  ---------
     Net income available to common shareholders. . . . . . . $ 21,060   $ 26,395     $ 46,029   $ 50,873
     Stock-based employee compensation included in
       net income available to common shareholders. . . . . .        5                       5
     Stock-based employee compensation determined
       under the fair value-based method for all awards . . .     (106)       (86)        (207)      (172)
                                                              ---------  ---------    ---------  ---------
     Pro forma net income available to
       common shareholders. . . . . . . . . . . . . . . . . . $ 20,959   $ 26,309     $ 45,827   $ 50,701
                                                             =========  =========    =========  =========

     Net income per common share:
           Basic - as reported. . . . . . . . . . . . . . . . $    .40   $    .51     $    .88   $    .98
                                                              =========  =========    =========  =========
           Basic - pro forma. . . . . . . . . . . . . . . . . $    .40   $    .51     $    .88   $    .98
                                                              =========  =========    =========  =========

     Net income per common share:
           Diluted - as reported. . . . . . . . . . . . . . . $    .40   $    .51     $    .88   $    .98
                                                              =========  =========    =========  =========
           Diluted - pro forma. . . . . . . . . . . . . . . . $    .40   $    .51     $    .88   $    .97
                                                              =========  =========    =========  =========


     In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial-statement periods ending after December 15, 2002. WRI has adopted the disclosure provisions, and management has concluded that the full adoption of FIN 45 does not have a material impact on the financial position, results of operations or cash flows.

     In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We adopted this statement in 2003, and we do not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

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

     In January 2003, a warehouse building was sold that was classified as held for sale in 2002. In May 2003, a retail property in San Antonio, Texas was sold. The operating results of both properties have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income. Included in the Consolidated Balance Sheet at December 31, 2002 is $1.6 million reported as property held for sale for the industrial facility and $3.8 million of Property and $1.2 million of Accumulated Depreciation associated with the retail property in San Antonio, Texas.

     Subsequent to quarter-end, two retail centers in McKinney (suburb of Dallas) and Nacogdoches, Texas were sold. The operating results of both properties have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income, and $4.3 million is reported as property held for sale in the Consolidated Balance Sheet at June 30, 2003.

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

     On June 30, 2003, the derivative instruments designated as cash flow hedges were reported at their fair values as Other Liabilities, net of accrued interest, of $1.3 million. The derivative instruments designated as fair value hedges on June 30, 2003 were reported at their fair values as Other Assets, net of accrued interest, of $7.9 million.

     Within the next twelve months, the Company expects to reclassify to earnings as interest expense approximately $1.3 million of the current balance held in accumulated other comprehensive loss. With respect to fair value hedges, both changes in fair market value of the derivative hedging instrument and changes in the fair value of the hedged item will be recorded in earnings each reporting period. These amounts should completely offset with no impact to earnings, except for the portion of the hedge that proves to be ineffective, if any.

5.   PER  SHARE  DATA

     Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated, as follows (in thousands):



                                                                 Three Months Ended      Six Months Ended
                                                                      June 30,                June 30,
                                                               --------------------    --------------------
                                                                  2003       2002         2003       2002
                                                               ---------  ---------    ---------  ---------
     Numerator:
     Net income available to common shareholders - basic . . . $ 21,060   $ 26,395     $ 46,029   $ 50,873
     Income attributable to operating partnership units. . . .      760        845        1,592        875
                                                               ---------  ---------    ---------  ---------
     Net income available to common shareholders - diluted . . $ 21,820   $ 27,240     $ 47,621   $ 51,748
                                                               =========  =========    =========  =========

     Denominator:
     Weighted average shares outstanding - basic . . . . . . .   52,128     51,926       52,110     51,806
     Effect of dilutive securities:
           Share options and awards. . . . . . . . . . . . . .      514        396          453        344
           Operating partnership units . . . . . . . . . . . .    1,396      1,432        1,462        759
                                                               ---------  ---------    ---------  ---------
     Weighted average shares outstanding - diluted . . . . . .   54,038     53,754       54,025     52,909
                                                               =========  =========    =========  =========


     Options to purchase 500 and 150 common shares for the second quarter ended June 30, 2003 and 2002, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price, while 900 and 150 common shares have been excluded from the calculation of net income per common share - diluted for the six months ended June 30, 2003 and 2002, respectively.

6.   DEBT

     WRI's  debt  consists  of  the  following  (in  thousands):


                                                                       June 30,     December 31,
                                                                         2003          2002
                                                                    ------------    ------------
     Fixed-rate debt payable to 2030 at 5.0 to 8.8% . . . . . . . . $ 1,324,905     $ 1,097,185
     Variable-rate unsecured notes payable. . . . . . . . . . . . .      75,000          75,000
     Unsecured notes payable under revolving credit agreements. . .      68,310         119,000
     Obligations under capital leases . . . . . . . . . . . . . . .      33,462          33,462
     Industrial revenue bonds payable to 2015 at 1.1% to 3.0% . . .       8,288           5,722
                                                                    ------------    ------------

          Total . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,509,965     $ 1,330,369
                                                                    ============    ============



     At June 30, 2003, the variable interest rates for notes payable under the $50 million term loan agreement and the $350 million revolving credit agreement were 1.6% and 1.7%, respectively. At June 30, 2003, $12.3 million was outstanding under the $20 million revolving credit agreement at 1.6%.

     During 2003, WRI issued a total of $136 million of unsecured fixed-rate medium term notes at a weighted average rate of 5.4% and a weighted average term of 11.4 years. Proceeds received were used to pay down amounts outstanding under our $350 million revolving credit facility. Following is a summary of the medium term note activity for the six months ended June 30, 2003 (in thousands, except years to maturity and interest rate):


                                          YEARS TO  INTEREST
     DATE ISSUED              PRINCIPAL   MATURITY    RATE
     -----------------------  ----------  --------  --------
     January 15, 2003. . . .  $  20,000      12.0      5.75%
     January 28, 2003. . . .     15,000      10.0      5.50%
     January 28, 2003. . . .      6,000      10.0      5.50%
     February 12, 2003 . . .     20,000      12.0      5.57%
     February 26, 2003 . . .     25,000      12.0      5.35%
     February 28, 2003 . . .     25,000      12.0      5.25%
     March 5, 2003 . . . . .     25,000      10.5      4.99%
                              ----------
            Total. . . . . .  $ 136,000
                              ==========



     On April 24, 2003, the SEC declared effective WRI's $1 billion shelf registration statement. As of June 30, 2003, WRI has not used the shelf registration statement for offerings of its securities.

     WRI's  debt  can  be  summarized  as  follows  (in  thousands):


                                                           June 30,     December 31,
                                                             2003           2002
                                                         -----------    -----------
     As to interest rate (including the effects of
       interest rate swaps):
             Fixed-rate debt . . . . . . . . . . . . . . $ 1,283,407    $ 1,055,688
             Variable-rate debt. . . . . . . . . . . . .     226,558        274,681
                                                         -----------    -----------

                 Total . . . . . . . . . . . . . . . . . $ 1,509,965    $ 1,330,369
                                                         ===========    ===========

     As to collateralization:
             Unsecured debt. . . . . . . . . . . . . . . $ 1,044,100    $   958,719
             Secured debt. . . . . . . . . . . . . . . .     465,865        371,650
                                                         -----------    -----------

                 Total . . . . . . . . . . . . . . . . . $ 1,509,965    $ 1,330,369
                                                         ===========    ===========


7.   PROPERTY

     WRI's  property  consists  of  the  following  (in  thousands):


                                        June 30,      December 31,
                                          2003            2002
                                      ------------    ------------
     Land . . . . . . . . . . . . . . $   533,262     $   497,168
     Land held for development. . . .      22,206          23,613
     Land under development . . . . .      37,637          44,847
     Buildings and improvements . . .   2,198,770       2,051,065
     Construction in-progress . . . .      70,659          77,006
     Property held for sale . . . . .       4,304           1,587
                                      ------------    ------------

                 Total. . . . . . . . $ 2,866,838     $ 2,695,286
                                      ============    ============


     Interest and ad valorem taxes capitalized to land under development or buildings under construction was $1.8 million and $2.5 million for the quarters ended June 30, 2003 and 2002, respectively, and $3.9 million and $5.1 million for the six months ended June 30, 2003 and 2002, respectively.

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

                                             June 30,      December 31,
                                               2003            2002
                                           ------------    ------------
     Combined Balance Sheets

     Property. . . . . . . . . . . . . . . $   189,876     $   177,396
     Accumulated depreciation. . . . . . .     (25,845)        (23,877)
                                           ------------    ------------
          Property - net . . . . . . . . .     164,031         153,519

     Other assets. . . . . . . . . . . . .      11,863          11,898
                                           ------------    ------------

          Total. . . . . . . . . . . . . . $   175,894     $   165,417
                                           ============    ============


     Debt. . . . . . . . . . . . . . . . . $    71,671     $    71,985
     Amounts payable to WRI. . . . . . . .      26,162          16,334
     Other liabilities . . . . . . . . . .       2,911           4,152
     Accumulated equity. . . . . . . . . .      75,150          72,946
                                           ------------    ------------

          Total. . . . . . . . . . . . . . $   175,894     $   165,417
                                           ============    ============



       Combined Statements of Income
                                              Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                              -------------------    --------------------
                                                2003       2002        2003       2002
                                              --------   --------    ---------  ---------
     Revenues . . . . . . . . . . . . . . . . $ 5,815    $ 6,281     $ 11,957   $ 12,702
                                              --------   --------    ---------  ---------

     Expenses:
       Depreciation and amortization. . . . .   1,152      1,319        2,210      2,483
       Operating. . . . . . . . . . . . . . .     861        848        1,639      1,708
       Interest . . . . . . . . . . . . . . .   1,486      1,629        3,004      3,263
       Ad valorem taxes . . . . . . . . . . .     799        796        1,581      1,593
       General and administrative . . . . . .      18         13           56         28
                                              --------   --------    ---------  ---------

                Total . . . . . . . . . . . .   4,316      4,605        8,490      9,075
                                              --------   --------    ---------  ---------

     Net Income . . . . . . . . . . . . . . . $ 1,499    $ 1,676     $  3,467   $  3,627
                                              ========   ========    =========  =========


     Our investment in real estate joint ventures, as reported on the balance sheets, differs from our proportionate share of the joint ventures' underlying net assets due to basis differentials, which arose upon the transfer of assets from WRI to the joint ventures. This basis differential, which totaled $4.8 million at June 30, 2003 and December 31, 2002, respectively, is depreciated over the useful lives of the related assets.

     Fees earned by WRI for the management of these joint ventures totaled $.1 million for the quarters ended June 30, 2003 and 2002, respectively, and $.3 million for the six months ended June 30, 2003 and 2002, respectively.

     In April of 2003, a 38%-owned limited partnership commenced construction on Green Valley Ranch Town Center, a 116,000 square foot center in Denver, Colorado, which will include a corporate-owned King Sooper of 67,000 square feet.

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

     The shopping center segment is engaged in the acquisition, development and management of real estate, primarily anchored neighborhood and community shopping centers located in Texas, California, Louisiana, Arizona, Nevada, Arkansas, New Mexico, Oklahoma, Tennessee, Kansas, Colorado, Missouri, Illinois, Florida, Mississippi, North Carolina and Maine. The customer base includes supermarkets, discount retailers, drugstores and other retailers who generally sell basic necessity-type commodities. The industrial segment is engaged in the acquisition, development and management of bulk warehouses and office/service centers. Its properties are currently located in Texas, Nevada, Georgia, Florida and Tennessee, and the customer base is diverse. Included in "Other" are corporate-related items, insignificant operations and costs that are not allocated to the reportable segments.

     Information concerning WRI's reportable segments is as follows (in thousands):


                                                       SHOPPING
                                                        CENTER        INDUSTRIAL      OTHER           TOTAL
                                                      ------------    ----------    ----------    ------------
     Three Months Ended
     June 30, 2003:
         Revenues . . . . . . . . . . . . . . . . . . $    92,680     $   9,790     $     483     $   102,953
         Net operating income . . . . . . . . . . . .      67,954         7,195           174          75,323
         Equity in earnings of joint ventures . . . .       1,003            13           (18)            998
         Investment in real estate joint ventures . .      28,260                         200          28,460
         Total assets . . . . . . . . . . . . . . . .   2,163,861       235,838       176,100       2,575,799

     Three Months Ended
     June 30, 2002:
         Revenues . . . . . . . . . . . . . . . . . . $    81,086     $   9,032     $     390     $    90,508
         Net operating income . . . . . . . . . . . .      59,964         6,265           120          66,349
         Equity in earnings of joint ventures . . . .         921            59           (15)            965
         Investment in real estate joint ventures . .      29,881                         851          30,732
         Total assets . . . . . . . . . . . . . . . .   1,962,078       222,027       115,076       2,299,181

     Six Months Ended
     June 30, 2003:
         Revenues . . . . . . . . . . . . . . . . . . $   180,298     $   19,498    $     975     $   200,771
         Net operating income . . . . . . . . . . . .     133,221         14,067          321         147,609
         Equity in earnings of joint ventures . . . .       1,980            105          (49)          2,036

     Six Months Ended
     June 30, 2002:
         Revenues . . . . . . . . . . . . . . . . . . $   155,630     $   17,961    $     935     $   174,526
         Net operating income . . . . . . . . . . . .     115,210         12,492          331         128,033
         Equity in earnings of joint ventures . . . .       1,908            155          (24)          2,039


     Net operating income reconciles to income before discontinued operations as shown on the Statements of Consolidated Income and Comprehensive Income as follows (in thousands):


                                                             Three Months Ended        Six Months Ended
                                                                  June 30,                 June 30,
                                                            -------------------     ----------------------
                                                               2003      2002          2003        2002
                                                            ---------  ---------    ----------  ----------
     Total segment net operating income . . . . . . .       $ 75,323   $ 66,349     $ 147,609   $ 128,033
     Less:
          Depreciation and amortization . . . . . . .         22,584     19,040        43,689      36,698
          Interest. . . . . . . . . . . . . . . . . .         21,036     16,532        40,475      31,528
          General and administrative. . . . . . . . .          3,414      3,398         6,471       6,074
          Income allocated to minority interests. . .            837        943         1,732       1,059
          Equity in earnings of joint ventures. . . .           (998)      (965)       (2,036)     (2,039)
          Loss on sale of properties. . . . . . . . .             17                        8
                                                            ---------  ---------    ----------  ----------
     Income Before Discontinued Operations. . . . . .       $ 28,433   $ 27,401     $  57,270   $  54,713
                                                            =========  =========    ==========  ==========


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

11.  BANKRUPTCY  REMOTE  PROPERTIES

     WRI has 30 properties, having a net book value of approximately $488.9 million at June 30, 2003 (collectively the "Bankruptcy Remote Properties", and each a "Bankruptcy Remote Property"), which are wholly owned by various "Bankruptcy Remote Entities". Each Bankruptcy Remote Entity is an indirect subsidiary of the Company. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against the Company, its affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of the Company, any of its affiliates, or any other person or entity. Neither the Company nor any of its affiliates has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity.

     The accounts of the Bankruptcy Remote Entities are included in WRI's consolidated financial statements as WRI exercises financial and operating control.

12.  PREFERRED  SHARES

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

At June 30, 2003, WRI owned or operated under long-term leases, either directly or through its interests in joint ventures, 310 developed income-producing properties located in 18 states that span from coast to coast in the southern half of the United States. Included in the portfolio are 250 shopping centers, 59 industrial properties and one office building. WRI has 5,900 leases and 4,500 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers, which generally sell basic necessity-type items.

CAPITAL  RESOURCES  AND  LIQUIDITY

WRI anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements. Cash on hand, borrowings under our existing credit facilities, issuance of unsecured debt and the use of project financing, as well as other debt and equity alternatives, will provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows decreased to $81.1 million for the first six months of 2003 as compared to $83.1 million for the same period of 2002. This decrease was due primarily to changes in working capital items.

Our Board of Trust Managers approved a quarterly dividend of $.585 per common share for the second quarter of 2003. Our dividend payout ratio on common equity for the second quarter of 2003 and 2002 was 68%, respectively, based on funds from operations for the applicable period.

WRI invested $84.2 million for the acquisition of three retail centers and one industrial property during the second quarter of 2003.

In April 2003, we acquired 1801 Massaro Boulevard located in Tampa, Florida. This 159,000 square foot distribution/manufacturing facility that is rail served is 100% occupied. In April 2003, we also acquired Hollywood Hills Plaza, a 365,000 square foot shopping center anchored by Publix, Target and Eckerd Drug. The center is located in Hollywood, Florida, and is 98% occupied.

In June 2003, we completed the acquisition of Lincoln Place II, a 168,000 square foot shopping center anchored by Marshall's, Linens N Things, Office Depot, Old Navy and Ultimate Electronics. The center is located in Fairview Heights, Illinois (a St. Louis, Missouri suburb), and is currently 99% occupied. In June 2003, we also acquired Tamiami Trail Shops, a 111,000 square foot center located in Miami, Florida. This center anchored by Publix and Eckerd Drug is 100% leased.

In April 2003, a 38%-owned limited partnership commenced construction on Green Valley Ranch Town Center, a 116,000 square foot center in Denver, Colorado, which will include a corporate-owned King Sooper of 67,000 square feet.

With respect to new development, we have 19 projects at various stages of construction. These projects, upon completion, will represent an investment of approximately $219 million and will add 1.6 million square feet to the portfolio. We expect to invest approximately $72.0 million in these properties during 2003. These projects will continue to come on-line during the remainder of 2003 and into 2004.

During 2003, WRI issued a total of $136 million of unsecured fixed-rate medium term notes at a weighted average rate of 5.4% and a weighted average term of
11.4 years. Proceeds received were used to pay down amounts outstanding under our $350 million revolving credit facility. Following is a summary of the medium term note activity for the six months ended June 30, 2003 (in thousands, except years to maturity and interest rate):


                                     YEARS TO  INTEREST
DATE ISSUED              PRINCIPAL   MATURITY    RATE
-----------------------  ----------  --------  --------
January 15, 2003. . . .  $  20,000      12.0      5.75%
January 28, 2003. . . .     15,000      10.0      5.50%
January 28, 2003. . . .      6,000      10.0      5.50%
February 12, 2003 . . .     20,000      12.0      5.57%
February 26, 2003 . . .     25,000      12.0      5.35%
February 28, 2003 . . .     25,000      12.0      5.25%
March 5, 2003 . . . . .     25,000      10.5      4.99%
                         ----------
       Total             $ 136,000
                         ==========



Total debt outstanding increased $179.6 million to $1.5 billion during the six month period ending June 30, 2003. This increase was primarily due to the funding of the Company's acquisitions and ongoing development and redevelopment efforts. Included in total debt outstanding of $1.5 billion at June 30, 2003 is variable-rate debt of $226.6 million, after recognizing the net effect of $152.5 million of interest rate swaps.

On April 24, 2003, the SEC declared effective WRI's $1 billion shelf registration statement. As of June 30, 2003, WRI has not used the shelf registration statement for offerings of its securities.

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

FUNDS  FROM  OPERATIONS

The Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT) defines funds from operations (FFO) as net income (loss) computed in accordance with generally accepted accounting principles, excluding gains or losses from sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. We calculate FFO in a manner consistent with the NAREIT definition. Most industry analysts and equity REITS, including WRI, believe FFO is an appropriate alternative measurement of performance relative to other REITs. FFO provides investors with additional information to better understand our ability to incur and service debt, make capital expenditures and pay common share dividends. There can be no assurance that FFO presented by WRI is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements, or principal payments on indebtedness.

Funds from operations - diluted for the three and six months ended June 30, 2003 and 2002 is calculated as follows (in thousands):


                                                             Three Months Ended        Six Months Ended
                                                                 June 30,                 June 30,
                                                            --------------------    --------------------
                                                               2003       2002         2003       2002
                                                            ---------  ---------    ---------  ---------
Net income available to common shareholders . . . . . . . . $ 21,060   $ 26,395     $ 46,029   $ 50,873
Depreciation and amortization . . . . . . . . . . . . . . .   20,786     18,754       40,178     36,230
Depreciation and amortization of unconsolidated
  joint ventures. . . . . . . . . . . . . . . . . . . . . .      463        543          897      1,018
(Gain) loss on sale of properties . . . . . . . . . . . . .      115     (3,119)        (765)    (4,340)
Original issuance costs associated with
  redeemed Series A Preferred Shares. . . . . . . . . . . .    2,488                   2,488
                                                            ---------  ---------    ---------  ---------
              Funds from operations . . . . . . . . . . . .   44,912     42,573       88,827     83,781
Funds from operations attributable to operating
  partnership units . . . . . . . . . . . . . . . . . . . .    1,091      1,144        2,355      1,199
                                                            ---------  ---------    ---------  ---------
              Funds from operations assuming
                conversion of OP units. . . . . . . . . . . $ 46,003   $ 43,717     $ 91,182   $ 84,980
                                                            =========  =========    =========  =========

Weighted average shares outstanding - basic . . . . . . . .   52,128     51,926       52,110     51,806
Effect of dilutive securities:
      Share options and awards. . . . . . . . . . . . . . .      514        396          453        344
      Operating partnership units . . . . . . . . . . . . .    1,396      1,432        1,462        759
                                                            ---------  ---------    ---------  ---------
Weighted average shares outstanding - diluted . . . . . . .   54,038     53,754       54,025     52,909
                                                            =========  =========    =========  =========


RESULTS  OF  OPERATIONS
THREE  MONTHS  ENDED  JUNE  30,  2003  AND  2002

Net income available to common shareholders decreased to $21.1 million, or $.40 per diluted share, from $26.4 million, or $.51 per diluted share for the second quarter of 2003 as compared with the same quarter of 2002. The decrease in net income available to common shareholders is due primarily to the disposition of non-core assets, plus $2.5 million of issuance costs associated with the redemption of the Series A Preferred Shares in 2003 that was not present in 2002.

Rental revenues were $100.8 million in 2003, as compared to $89.0 million in 2002, representing an increase of approximately $11.8 million or 13.2%. Property acquisitions and new development contributed $9.5 million to this increase, with the remaining increase of $2.3 million attributable to our existing properties. Occupancy of the total portfolio was 92.2% at June 30, 2003 as compared to 91.3% at June 30, 2002. The occupancy of the retail portfolio was 92.6% at June 30, 2003 as compared to 91.9% at June 30, 2002, while the occupancy of the industrial portfolio increased to 91.0% from 89.0% in the prior year. During the first six months of 2003, WRI completed 511 renewals or new leases comprising 2.5 million square feet at an average rental rate increase of 8.1%. Net of the amortized portion of capital costs for tenant improvements, the increase averaged 4.5%.

Other income increased by $.3 million to $1.6 million in the second quarter of 2003 from $1.3 million for the same quarter of 2002. This increase is due primarily to an increase in lease cancellation income from various tenants.

Gross interest costs, before capitalization of interest, increased by $3.6 million from $18.9 million in the second quarter of 2002 to $22.5 million for the second quarter of 2003. The increase is due primarily to an increase in the average debt outstanding between periods of $1.2 billion in 2002 to $1.4 billion in 2003. The average interest rate decreased from 6.4% in 2002 to 6.3% in 2003. The amount of interest capitalized during the period was $1.5 million and $2.3 million in 2003 and 2002, respectively. The decrease in interest capitalized between periods is due primarily to the completion of new development projects.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of WRI's acquisitions and new development programs.

RESULTS  OF  OPERATIONS
SIX  MONTHS  ENDED  JUNE  30,  2003  AND  2002

Net income available to common shareholders decreased to $46.0 million, or $.88 per diluted share, from $50.9 million, or $.98 per diluted share for the six months of 2003 as compared with the same period of 2002. The decrease in net income available to common shareholders is due primarily to the disposition of non-core assets, plus $2.5 million of issuance costs associated with the redemption of the Series A Preferred Shares in 2003 that was not present in 2002.

Rental revenues were $197.3 million in 2003, as compared to $172.1 million in 2002, representing an increase of approximately $25.2 million or 14.7%. Property acquisitions and new development contributed $21.0 million to this increase, with the remaining increase of $4.2 million attributable to our existing properties.

Other income increased by $.6 million to $2.6 million for the six months of 2003 from $2.0 million for the same period of 2002. This increase is due primarily to an increase in lease cancellation income from various tenants.

Gross interest costs, before capitalization of interest, increased by $7.5 million from $36.3 million for the six months of 2002 to $43.8 million for the six months of 2003. The increase is due primarily to an increase in the average debt outstanding between periods of $1.1 billion in 2002 to $1.4 billion in 2003. The average interest rate decreased from 6.4% in 2002 to 6.3% in 2003. The amount of interest capitalized during the period was $3.3 million and $4.7 million in 2003 and 2002, respectively. The decrease in interest capitalized between periods is due primarily to the completion of new development projects.

General and administrative expenses increased by $.4 million to $6.5 million for the six months of 2003 from $6.1 million for the period of 2002. The increase is due primarily to an increase in staffing necessitated by the growth in the portfolio from acquisitions and new development.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of WRI's acquisitions and new development programs.

Income allocated to minority interests increased by $.6 million to $1.7 million for the six months of 2003 from $1.1 million for the period of 2002. The increase is due primarily from the acquisition of seven supermarket-anchored shopping centers in the Raleigh-Durham market in April 2002 utilizing a DownREIT structure. These limited partnerships are included in our consolidated financial statements because we exercise financial and operating control.

NEWLY  ADOPTED  ACCOUNTING  PRONOUNCEMENTS

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123", which is effective for fiscal years beginning after December 15, 2002. This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted this statement effective January 1, 2003 using the prospective method, which requires us to recognize stock-based employee compensation as new share options are awarded. Stock-based employee compensation of five thousand was recognized for the quarter ending June 30, 2003 associated with the options awarded during 2003. With respect to share options awarded prior to January 1, 2003, WRI accounted for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. In accordance with this opinion, no stock-based employee compensation had been recognized in WRI's financial statements prior to January 1, 2003.

The following table illustrates the effect on net income available to common shareholders and net income per common share if the fair value-based method had been applied to all outstanding and unvested awards in each period:

                                                             Three Months Ended        Six Months Ended
                                                                 June 30,                 June 30,
                                                            --------------------    --------------------
                                                               2003       2002         2003       2002
                                                            ---------  ---------    ---------  ---------
Net income available to common shareholders . . . . . . . . $ 21,060  $  26,395     $ 46,029   $ 50,873
Stock-based employee compensation included in
  net income available to common shareholders . . . . . . .        5                       5
Stock-based employee compensation determined
  under the fair value-based method for all awards. . . . .     (106)       (86)        (207)      (172)
                                                            ---------  ---------    ---------  ---------
Pro forma net income available to
  common shareholders . . . . . . . . . . . . . . . . . . . $ 20,959   $ 26,309     $ 45,827   $ 50,701
                                                            =========  =========    =========  =========

Net income per common share:
      Basic - as reported . . . . . . . . . . . . . . . . . $    .40   $    .51     $    .88   $    .98
                                                            =========  =========    =========  =========
      Basic - pro forma . . . . . . . . . . . . . . . . . . $    .40   $    .51     $    .88   $    .98
                                                            =========  =========    =========  =========


Net income per common share:
      Diluted - as reported . . . . . . . . . . . . . . . . $    .40   $    .51     $    .88   $    .98
                                                            =========  =========    =========  =========
      Diluted - pro forma . . . . . . . . . . . . . . . . . $    .40   $    .51     $    .88   $    .97
                                                            =========  =========    =========  =========


In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial-statement periods ending after December 15, 2002. WRI has adopted the disclosure provisions, and management has concluded that the full adoption of FIN 45 does not have a material impact on the financial position, results of operations or cash flows.

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We adopted this statement in 2003, and we do not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

WRI uses fixed and floating-rate debt to finance its capital requirements. These transactions expose WRI to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose WRI to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At June 30, 2003, WRI had fixed-rate debt of $1.3 billion and variable-rate debt of $226.6 million, after adjusting for the net effect of $152.5 million of interest rate swaps.

ITEM  4.  DISCLOSURE  CONTROLS  AND  PROCEDURES

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(e) and 15d-14(c) of the Securities
Exchange Act of 1934) as of June 30, 2003. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2003.

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART  II
OTHER  INFORMATION

ITEM  6.       EXHIBITS  AND  REPORTS  ON  FORM  8-K

      (a)      Exhibits

               12.1 A statement of computation of ratios of earnings and funds from operations to combined fixed charges and preferred dividends.

               31.1 Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

               31.2 Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

               32.1 Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

               32.2 Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).


      (b)      Reports  on  Form  8-K

                        A Form 8-K, dated April 30, 2003, was filed in response to Item 7. Exhibits and Item 12. Results of Operation and Financial Condition.

                        A Form 8-K, dated June 26, 2003, was filed in response to Item 4. Changes in Registrant's Certifying Accountant (soley for the Weingarten Realty Investors Employee Savings and Investment Plan and the Weingarten Realty Pension Plan) and Item 7. Financial Statements and Exhibits.

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




                                           WEINGARTEN  REALTY  INVESTORS
                                       --------------------------------------
                                                     (Registrant)



                                       BY:    /s/  Andrew  M.  Alexander
                                          -----------------------------------
                                                 Andrew  M.  Alexander
                                          President/Chief  Executive  Officer
                                            (Principal  Executive  Officer)



                                       BY:      /s/  Joe  D.  Shafer
                                          -----------------------------------
                                                    Joe  D.  Shafer
                                               Vice  President/Controller
                                            (Principal  Accounting  Officer)


DATE:     August  14,  2003
          -----------------

                                  EXHIBIT INDEX
EXHIBIT
NUMBER
-------

 12.1 A statement of computation of ratios of earnings and funds from operations to combined fixed charges and preferred dividends.

 31.1 Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

 31.2 Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

 32.1 Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

 32.2 Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).