Form 10-Q
period 2003-09-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2003-11-14
CIK 828916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q


(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               ------------------

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
                                                      -----          -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Exchange  Act  Rule  12b-2).  Yes   X   .     No       .
                                               -----          -----

     As of November 5, 2003, there were 53,493,439 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART 1
                              FINANCIAL INFORMATION

ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS

                           WEINGARTEN REALTY INVESTORS
           STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               Three Months Ended          Nine Months Ended
                                                                  September 30,              September 30,
                                                             ----------------------    ----------------------
                                                                2003        2002          2003        2002
                                                             ----------  ----------    ----------  ----------
Revenues:
  Rentals. . . . . . . . . . . . . . . . . . . . . . . . . . $ 103,547   $  90,474     $ 300,556   $ 262,254
  Interest income. . . . . . . . . . . . . . . . . . . . . .       480         270         1,283         701
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . .     3,118       2,039         5,756       4,048
                                                             ----------  ----------    ----------  ----------

       Total . . . . . . . . . . . . . . . . . . . . . . . .   107,145      92,783       307,595     267,003
                                                             ----------  ----------    ----------  ----------
Expenses:
  Depreciation and amortization. . . . . . . . . . . . . . .    23,251      19,174        66,810      55,772
  Interest . . . . . . . . . . . . . . . . . . . . . . . . .    22,220      17,062        62,695      48,590
  Operating. . . . . . . . . . . . . . . . . . . . . . . . .    16,661      14,729        46,885      40,313
  Ad valorem taxes . . . . . . . . . . . . . . . . . . . . .    12,586      11,786        35,403      32,583
  General and administrative . . . . . . . . . . . . . . . .     3,655       2,576        10,126       8,650
                                                             ----------  ----------    ----------  ----------

       Total . . . . . . . . . . . . . . . . . . . . . . . .    78,373      65,327       221,919     185,908
                                                             ----------  ----------    ----------  ----------


Operating Income . . . . . . . . . . . . . . . . . . . . . .    28,772      27,456        85,676      81,095
Equity in Earnings of Joint Ventures . . . . . . . . . . . .     1,485         989         3,521       3,028
Income Allocated to Minority Interests . . . . . . . . . . .      (591)       (578)       (2,323)     (1,637)
Gain on Sale of Properties . . . . . . . . . . . . . . . . .         8
                                                             ----------  ----------    ----------  ----------
Income Before Discontinued Operations. . . . . . . . . . . .    29,674      27,867        86,874      82,486
                                                             ----------  ----------    ----------  ----------
Operating Income from Discontinued Operations. . . . . . . .        46         740           442       2,532
Gain on Sale of Properties . . . . . . . . . . . . . . . . .     3,465      10,818         4,228      15,158
                                                             ----------  ----------    ----------  ----------
       Income From Discontinued Operations . . . . . . . . .     3,511      11,558         4,670      17,690
                                                             ----------  ----------    ----------  ----------
Net Income . . . . . . . . . . . . . . . . . . . . . . . . .    33,185      39,425        91,544     100,176
                                                             ----------  ----------    ----------  ----------
Dividends on Preferred Shares. . . . . . . . . . . . . . . .     4,804       4,939        14,646      14,817
Original Issuance Costs associated with Redeemed
  Series A Preferred Shares. . . . . . . . . . . . . . . . .                               2,488
                                                             ----------  ----------    ----------  ----------
Net Income Available to Common Shareholders. . . . . . . . . $  28,381   $  34,486     $  74,410   $  85,359
                                                             ==========  ==========    ==========  ==========

Net Income Per Common Share - Basic:
  Income Before Discontinued Operations. . . . . . . . . . . $     .47   $     .44     $    1.34   $    1.31
  Income From Discontinued Operations. . . . . . . . . . . .       .07         .22           .09         .34
                                                             ----------  ----------    ----------  ----------
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $     .54   $     .66     $    1.43   $    1.65
                                                             ==========  ==========    ==========  ==========

Net Income Per Common Share - Diluted:
  Income Before Discontinued Operations. . . . . . . . . . . $     .47   $     .44     $    1.33   $    1.31
  Income From Discontinued Operations. . . . . . . . . . . .       .07         .21           .09         .33
                                                             ----------  ----------    ----------  ----------
  Net Income . . . . . . . . . . . . . . . . . . . . . . . . $     .54   $     .65     $    1.42   $    1.64
                                                             ==========  ==========    ==========  ==========

Net Income . . . . . . . . . . . . . . . . . . . . . . . . . $  33,185   $  39,425     $  91,544   $ 100,176
                                                             ----------  ----------    ----------  ----------

Other Comprehensive Income:
  Unrealized derivative gain on interest rate swaps. . . . .       387         905         1,506       1,627
  Amortization of forward-starting interest rate swaps . . .       (40)        (40)         (120)       (120)
                                                             ----------  ----------    ----------  ----------
Other Comprehensive Income . . . . . . . . . . . . . . . . .       347         865         1,386       1,507
                                                             ----------  ----------    ----------  ----------

Comprehensive Income . . . . . . . . . . . . . . . . . . . . $  33,532   $  40,290     $  92,930   $ 101,683
                                                             ==========  ==========    ==========  ==========



                See Notes to Consolidated Financial Statements.


                                           WEINGARTEN REALTY INVESTORS
                                           CONSOLIDATED BALANCE SHEETS
                                                   (UNAUDITED)
                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                September 30,   December 31,
                                                                                    2003            2002
                                                                                -------------  -------------

                                    ASSETS
Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  3,018,599   $  2,695,286
Accumulated Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (508,781)      (460,832)
                                                                                -------------  -------------
    Property - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,509,818      2,234,454

Investment in Real Estate Joint Ventures. . . . . . . . . . . . . . . . . . . .       28,240         28,738
                                                                                -------------  -------------
        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,538,058      2,263,192

Notes Receivable from Real Estate Joint Ventures and Partnerships . . . . . . .       30,136         14,747
Unamortized Debt and Lease Costs        . . . . . . . . . . . . . . . . . . . .       54,696         48,377
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $4,192 in 2003 and $4,302 in 2002). . . . . . . . . . . . . . . .       38,398         38,156
Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,741         27,420
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       41,430         31,997
                                                                                -------------  -------------

                    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . $  2,717,459   $  2,423,889
                                                                                =============  =============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  1,653,368   $  1,330,369
Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . . . . . . .       72,395         81,488
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,894         23,636
                                                                                -------------  -------------

        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,746,657      1,435,493
                                                                                -------------  -------------

Minority Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       47,080         54,983
                                                                                -------------  -------------

Commitments and Contingencies

Shareholders' Equity:
    Preferred Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 10,000
        7.44% Series A cumulative redeemable preferred shares of beneficial
          interest;  3,000 shares issued and outstanding at December 31, 2002 .                          90
        7.125% Series B cumulative redeemable preferred shares of
          beneficial interest;  3,600 shares issued and 3,518 shares
          outstanding in 2003 and 2002; liquidation preference $87,940. . . . .          106            106
        7.0% Series C cumulative redeemable preferred shares of
          beneficial interest;  2,300 shares issued and 2,252 and 2,253 shares
          outstanding in 2003 and 2002; liquidation preference $112,590 . . . .           67             67
        6.75% Series D cumulative redeemable preferred shares of
          beneficial interest;  3,000 shares issued and outstanding;
          liquidation preference $75,000. . . . . . . . . . . . . . . . . . . .           90
    Common Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 150,000; shares issued and outstanding:
      52,222 in 2003 and 52,076 in 2002 . . . . . . . . . . . . . . . . . . . .        1,563          1,559
  Capital Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,088,050      1,082,046
  Accumulated Dividends in Excess of Net Income . . . . . . . . . . . . . . . .     (164,938)      (147,853)
  Accumulated Other Comprehensive Loss. . . . . . . . . . . . . . . . . . . . .       (1,216)        (2,602)
                                                                                -------------  -------------
    Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . . . . .      923,722        933,413
                                                                                -------------  -------------

                    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . $  2,717,459   $  2,423,889
                                                                                =============  =============


                See Notes to Consolidated Financial Statements.


                                   WEINGARTEN REALTY INVESTORS
                              STATEMENTS OF CONSOLIDATED CASH FLOWS
                                           (UNAUDITED)
                                     (AMOUNTS IN THOUSANDS)


                                                                      Nine Months Ended
                                                                        September 30,
                                                                    ----------------------
                                                                       2003        2002
                                                                    ----------  ----------
Cash Flows from Operating Activities:
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . $  91,544   $ 100,176
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization . . . . . . . . . . . . . .    67,151      57,060
          Equity in earnings of joint ventures. . . . . . . . . . .    (3,521)     (3,028)
          Income allocated to minority interests. . . . . . . . . .     2,323       1,637
          Gain on sale of properties. . . . . . . . . . . . . . . .    (4,228)    (15,158)
          Changes in accrued rent and accounts receivable . . . . .      (374)        198
          Changes in other assets . . . . . . . . . . . . . . . . .   (21,632)    (11,271)
          Changes in accounts payable and accrued expenses. . . . .   (11,406)    (10,978)
          Other, net. . . . . . . . . . . . . . . . . . . . . . . .       699         384
                                                                    ----------  ----------
                Net cash provided by operating activities . . . . .   120,556     119,020
                                                                    ----------  ----------

Cash Flows from Investing Activities:
    Investment in properties. . . . . . . . . . . . . . . . . . . .  (249,796)   (162,661)
    Notes Receivable:
          Advances. . . . . . . . . . . . . . . . . . . . . . . . .   (15,760)     (4,747)
          Collections . . . . . . . . . . . . . . . . . . . . . . .       381       2,166
    Proceeds from sales and disposition of property . . . . . . . .    13,575      37,525
    Real estate joint ventures and partnerships:
          Investments . . . . . . . . . . . . . . . . . . . . . . .      (801)     (5,355)
          Distributions . . . . . . . . . . . . . . . . . . . . . .     4,053       3,217
                                                                    ----------  ----------
                Net cash used in investing activities . . . . . . .  (248,348)   (129,855)
                                                                    ----------  ----------

Cash Flows from Financing Activities:
    Proceeds from issuance of:
          Debt. . . . . . . . . . . . . . . . . . . . . . . . . . .   317,102     201,997
          Common shares of beneficial interest. . . . . . . . . . .     2,173      13,454
          Preferred shares of beneficial interest . . . . . . . . .    72,691
    Redemption of preferred shares of beneficial interest . . . . .   (75,000)
    Principal payments of debt. . . . . . . . . . . . . . . . . . .   (95,577)    (77,735)
    Common and preferred dividends paid . . . . . . . . . . . . . .  (106,141)   (101,342)
    Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . .      (135)       (123)
                                                                    ----------  ----------
                Net cash provided by financing activities . . . . .   115,113      36,251
                                                                    ----------  ----------

Net increase (decrease) in cash and cash equivalents. . . . . . . .   (12,679)     25,416
Cash and cash equivalents at January 1. . . . . . . . . . . . . . .    27,420      12,434
                                                                    ----------  ----------

Cash and cash equivalents at September 30 . . . . . . . . . . . . . $  14,741   $  37,850
                                                                    ==========  ==========


                See Notes to Consolidated Financial Statements.

                           WEINGARTEN REALTY INVESTORS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   INTERIM  FINANCIAL  STATEMENTS

     The consolidated financial statements included in this report are unaudited; however, amounts presented in the balance sheet as of December 31, 2002 are derived from the audited financial statements of WRI at that date. In the opinion of WRI, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in WRI's annual financial statements and notes.

     Certain reclassifications of prior year's amounts have been made to conform to the current year presentation.

2.   NEWLY  ADOPTED  ACCOUNTING  PRONOUNCEMENTS

     In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123", which is effective for fiscal years beginning after December 15, 2002. This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted this statement effective January 1, 2003 using the prospective method, which requires us to recognize stock-based employee compensation as new share options are awarded. Stock-based employee compensation associated with share options awarded during 2003 was $2 thousand for the quarter ending September 30, 2003 and $7 thousand for the nine months ended September 30, 2003, respectively. With respect to share options awarded prior to January 1, 2003, WRI accounted for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. In accordance with this opinion, no stock-based employee compensation had been recognized in WRI's financial statements prior to January 1, 2003.

     The following table illustrates the effect on net income available to common shareholders and net income per common share if the fair value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):



                                                          Three Months Ended      Nine Months Ended
                                                             September 30,          September 30,
                                                         --------------------    --------------------
                                                            2003       2002         2003       2002
                                                         ---------  ---------    ---------  ---------
Net income available to common shareholders. . . . . . . $ 28,381   $ 34,486     $ 74,410   $ 85,359
Stock-based employee compensation included in
  net income available to common shareholders. . . . . .        2                       7
Stock-based employee compensation determined
  under the fair value-based method for all awards . . .     (103)       (86)        (310)      (258)
                                                         ---------  ---------    ---------  ---------
Pro forma net income available to
  common shareholders. . . . . . . . . . . . . . . . . . $ 28,280   $ 34,400     $ 74,107   $ 85,101
                                                         =========  =========    =========  =========

Net income per common share:
      Basic - as reported. . . . . . . . . . . . . . . . $    .54   $    .66     $   1.43   $   1.65
                                                         =========  =========    =========  =========
      Basic - pro forma. . . . . . . . . . . . . . . . . $    .54   $    .66     $   1.42   $   1.64
                                                         =========  =========    =========  =========


Net income per common share:
      Diluted - as reported. . . . . . . . . . . . . . . $    .54   $    .65     $   1.42   $   1.64
                                                         =========  =========    =========  =========
      Diluted - pro forma. . . . . . . . . . . . . . . . $    .54   $    .65     $   1.41   $   1.63
                                                         =========  =========    =========  =========



     In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial-statement periods ending after December 15, 2002. WRI has adopted the disclosure provisions, and management has concluded that the full adoption of FIN 45 does not have a material impact on our financial position, results of operations or cash flows.

     In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. On October 9, 2003, the FASB issued FIN 46-6 deferring the effective date until the first interim or annual period ending after December 15, 2003 for interests held in entities created before February 1, 2003. WRI is evaluating the potential impact of FIN 46 on our financial position, results of operations and cash flows for those entities created prior to February 1, 2003. WRI has assessed its joint ventures formed subsequent to February 1, 2003 and determined that the adoption of FIN 46 did not have a material impact to our financial position, results of operations or cash flows.

     In May 2003, FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective in the first interim period after June 15, 2003. SFAS No. 150 requires that certain financial instruments previously classified as equity be reported as liabilities. Financial instruments that fall within the scope of SFAS No. 150 are those that incorporate an obligation by the issuer to transfer assets or issue equity. Included in this group are mandatorily redeemable non-controlling interests in subsidiaries, obligations to repurchase the issuer's equity shares by transferring assets such as cash, and certain obligations to issue a variable number of shares. We do not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

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

     In 2002, we sold five retail projects located in Houston (3), Grand Prairie and San Antonio, Texas, one industrial building located in Houston, Texas and the River Pointe Apartments located in Conroe, Texas. Accordingly, the operating results and the gain on sale of the disposed properties have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income.

     In January 2003, a warehouse building was sold that was classified as held for sale in 2002. In May 2003, a retail property in San Antonio, Texas was sold. During the third quarter of 2003, two retail properties located in McKinney (suburb of Dallas) and Nacogdoches, Texas were sold. The operating results of these properties have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income. Included in the Consolidated Balance Sheet at December 31, 2002 is $1.6 million reported as property held for sale for the warehouse building and $8.8 million of Property and $2.4 million of Accumulated Depreciation associated with the three retail centers in Texas.

     Subsequent to quarter-end, two retail centers in Houston, Texas were sold. The operating results of both properties had been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income, and $5.8 million is reported as property held for sale in the Consolidated Balance Sheet at September 30, 2003.

4.   DERIVATIVES  AND  HEDGING

     WRI hedges the future cash flows of debt transactions principally through interest rate swaps with major financial institutions. WRI has two interest rate swap contracts with an aggregate notional amount of $20 million, which are designated as cash flow hedges, and eleven interest rate swap contracts with an aggregate notional amount of $107.5 million, which are designated as fair value hedges. In July 2003, an interest rate swap with a notional amount of $25 million matured.

     On September 30, 2003, the derivative instruments designated as cash flow hedges were reported at their fair values as Other Liabilities, net of accrued interest, of $.9 million. The derivative instruments designated as fair value hedges on September 30, 2003 were reported at their fair values as Other Assets, net of accrued interest, of $6.4 million.

     Within the next 12 months, the Company expects to reclassify to earnings as interest expense approximately $.7 million of the current balance held in accumulated other comprehensive loss. With respect to fair value hedges, both changes in fair market value of the derivative hedging instrument and changes in the fair value of the hedged item will be recorded in earnings each reporting period. These amounts should completely offset with no impact to earnings, except for the portion of the hedge that proves to be ineffective, if any.

5.   PER  SHARE  DATA

     Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated, as follows (in thousands):


                                                                  Three Months Ended      Nine Months Ended
                                                                     September 30,          September 30,
                                                                 --------------------    --------------------
                                                                    2003       2002         2003       2002
                                                                 ---------  ---------    ---------  ---------
     Numerator:
     Net income available to common shareholders - basic . . . . $ 28,381   $ 34,486     $ 74,410   $ 85,359
     Income attributable to operating partnership units. . . . .      755        764        2,347      1,640
                                                                 ---------  ---------    ---------  ---------
     Net income available to common shareholders - diluted . . . $ 29,136   $ 35,250     $ 76,757   $ 86,999
                                                                 =========  =========    =========  =========

     Denominator:
     Weighted average shares outstanding - basic . . . . . . . .   52,161     51,993       52,127     51,869
     Effect of dilutive securities:
           Share options and awards. . . . . . . . . . . . . . .      598        369          499        326
           Operating partnership units . . . . . . . . . . . . .    1,358      1,479        1,427      1,001
                                                                 ---------  ---------    ---------  ---------
     Weighted average shares outstanding - diluted . . . . . . .   54,117     53,841       54,053     53,196
                                                                 =========  =========    =========  =========



     Options to purchase 300 and 800 common shares for the third quarter ended September 30, 2003 and 2002, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price, while options to purchase 1,100 and 1,050 common shares have been excluded from the calculation of net income per common share - diluted for the nine months ended September 30, 2003 and 2002, respectively.

6.   DEBT

     WRI's  debt  consists  of  the  following  (in  thousands):


                                                                      September 30,   December 31,
                                                                          2003            2002
                                                                      -------------   -------------
     Fixed-rate debt payable to 2030 at 5.0 to 8.8% . . . . . . . . . $  1,378,170    $  1,097,185
     Variable-rate unsecured notes payable. . . . . . . . . . . . . .       50,000          75,000
     Unsecured notes payable under revolving credit agreements. . . .      183,490         119,000
     Obligations under capital leases . . . . . . . . . . . . . . . .       33,462          33,462
     Industrial revenue bonds payable to 2015 at 1.1% to 3.0% . . . .        8,246           5,722
                                                                      -------------   -------------

          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . $  1,653,368    $  1,330,369
                                                                      =============   =============


     As of September 30, 2003, WRI had a $350 million unsecured revolving credit facility and a $50 million unsecured term loan that would mature on November 21, 2003. WRI determined that, as of September 30, 2003, it was not in compliance with one covenant under these facilities. On November 14, 2003, WRI closed on an Amended and Restated Credit Agreement and concurrently borrowed funds under this $400 million unsecured facility that were used to retire the $195.0 million outstanding under the existing facilities. WRI is in full compliance with the Amended and Restated Credit Agreement.

     At September 30, 2003, the variable interest rates for notes payable under the $50 million term loan agreement and the $350 million revolving credit agreement were 1.6% and 1.9%, respectively. At September 30, 2003, $15.5 million was outstanding under the $20 million revolving credit agreement at 1.5%.

     For the nine months ended September 30, 2003, WRI issued a total of $136 million of unsecured fixed-rate medium term notes at a weighted average interest rate of 5.4% and a weighted average term of 11.4 years. Proceeds received were used to pay down amounts outstanding under our $350 million revolving credit facility. Following is a summary of the medium term note activity for the nine months ended September 30, 2003 (in thousands, except years to maturity and interest rate):


                                               YEARS TO   INTEREST
          DATE ISSUED             PRINCIPAL    MATURITY     RATE
     --------------------------  -----------  ---------  ----------

     January 15, 2003 . . . . .  $  20,000       12.0       5.75%
     January 28, 2003 . . . . .     15,000       10.0       5.50%
     January 28, 2003 . . . . .      6,000       10.0       5.50%
     February 12, 2003. . . . .     20,000       12.0       5.57%
     February 26, 2003. . . . .     25,000       12.0       5.35%
     February 28, 2003. . . . .     25,000       12.0       5.25%
     March 5, 2003. . . . . . .     25,000       10.5       4.99%
                                 -----------
         Total. . . . . . . . .  $ 136,000
                                 ===========


     Subsequent to quarter-end, WRI issued a seven-year $15 million medium term note bearing interest at 4.48%. Proceeds received were used to pay down amounts outstanding under our $350 million revolving credit facility.

     On April 24, 2003, the SEC declared effective WRI's $1 billion shelf registration statement, of which $932.7 million is currently available.

     WRI's  debt  can  be  summarized  as  follows  (in  thousands):


                                                    September 30,   December 31,
                                                        2003            2002
                                                    -------------   -------------

     As to interest rate (including the effects of
         interest rate swaps):
             Fixed-rate debt . . . . . . . . . . .  $  1,311,672    $  1,055,688
             Variable-rate debt. . . . . . . . . .       341,696         274,681
                                                    -------------   -------------

                 Total . . . . . . . . . . . . . .  $  1,653,368    $  1,330,369
                                                    =============   =============

     As to collateralization:
             Unsecured debt. . . . . . . . . . . .  $  1,132,780    $    958,719
             Secured debt. . . . . . . . . . . . .       520,588         371,650
                                                    -------------   -------------

                 Total . . . . . . . . . . . . . .  $  1,653,368    $  1,330,369
                                                    =============   =============


7.   PROPERTY

     WRI's  property  consists  of  the  following  (in  thousands):


                                      September 30,   December 31,
                                          2003            2002
                                      -------------   -------------
     Land . . . . . . . . . . . . . . $    565,533    $    497,168
     Land held for development. . . .       21,371          23,613
     Land under development . . . . .       31,293          44,847
     Buildings and improvements . . .    2,313,164       2,051,065
     Construction in-progress . . . .       81,484          77,006
     Property held for sale . . . . .        5,754           1,587
                                      -------------   -------------

                 Total. . . . . . . . $  3,018,599    $  2,695,286
                                      =============   =============



     Interest and ad valorem taxes capitalized to land under development or buildings under construction was $1.7 million and $2.2 million for the quarters ended September 30, 2003 and 2002, respectively, and $5.6 million and $7.3 million for the nine months ended September 30, 2003 and 2002, respectively.

8.   INVESTMENTS  IN  REAL  ESTATE  JOINT  VENTURES

     WRI owns interests in 18 joint ventures or limited partnerships in which we do not exercise financial and operating control. These partnerships are accounted for under the equity method since WRI exercises significant influence. Our interests in these joint ventures and limited partnerships range from 20% to 75% and, with the exception of one partnership, which owns seven industrial properties, each venture owns a single real estate asset. Combined condensed financial information of these ventures (at 100%) is summarized as follows (in thousands):



                                      September 30,   December 31,
                                          2003            2002
                                      -------------   -------------
         Combined Balance Sheets

     Property . . . . . . . . . . . . $   199,717     $   177,396
     Accumulated depreciation . . . .     (25,718)        (23,877)
                                      -------------   -------------
        Property - net. . . . . . . .     173,999         153,519

     Other assets . . . . . . . . . .      12,373          11,898
                                      -------------   -------------

            Total . . . . . . . . . . $   186,372     $   165,417
                                      =============   =============


     Debt . . . . . . . . . . . . . . $    76,724     $    71,985
     Amounts payable to WRI . . . . .      31,318          16,334
     Other liabilities. . . . . . . .       3,476           4,152
     Accumulated equity . . . . . . .      74,854          72,946
                                      -------------   -------------

            Total . . . . . . . . . . $   186,372     $   165,417
                                      =============   =============


          Combined Statements of Income

                                                  Three Months Ended       Nine Months Ended
                                                     September 30,           September 30,
                                                 --------------------    --------------------
                                                    2003       2002         2003       2002
                                                 ---------  ---------    ---------  ---------
     Revenues. . . . . . . . . . . . . . . . . . $  5,642   $  6,129     $ 17,599   $ 18,831
                                                 ---------  ---------    ---------  ---------

     Expenses:
       Depreciation and amortization . . . . . .    1,140      1,175        3,350      3,658
       Operating . . . . . . . . . . . . . . . .      826        839        2,465      2,547
       Interest. . . . . . . . . . . . . . . . .    1,532      1,550        4,536      4,813
       Ad valorem taxes. . . . . . . . . . . . .      832        798        2,413      2,391
       General and administrative. . . . . . . .       17         16           73         44
                                                 ---------  ---------    ---------  ---------

          Total. . . . . . . . . . . . . . . . .    4,347      4,378       12,837     13,453
                                                 ---------  ---------    ---------  ---------

     Gain on sale of property. . . . . . . . . .    1,016                  1,016
                                                 ---------  ---------    ---------  ---------

     Net Income. . . . . . . . . . . . . . . . . $  2,311   $  1,751     $  5,778   $  5,378
                                                 =========  =========    =========  =========


     Our investment in real estate joint ventures, as reported on the balance sheets, differs from our proportionate share of the joint ventures' underlying net assets due to basis differentials, which arose upon the transfer of assets from WRI to the joint ventures. These basis differentials, which totaled $4.8 million at September 30, 2003 and December 31, 2002, respectively, are depreciated over the useful lives of the related assets.

     Fees earned by WRI for the management of these joint ventures totaled $.1 million for the quarters ended September 30, 2003 and 2002, respectively, and $.4 million for the nine months ended September 30, 2003 and 2002, respectively.

     In April 2003, a 38%-owned limited partnership commenced construction on Green Valley Ranch Town Center, a 116,000 square foot center in Denver, Colorado, which will include a corporate-owned King Sooper Supermarket of 67,000 square feet.

     In July 2003, a 20%-owned limited partnership commenced construction on a 300,000 square foot state-of-the-art distribution warehouse, which is located in Houston, Texas and is leased to Shell Oil Products US.

     In August 2003, a 50%-owned joint venture sold a shopping center in Lake Charles, Louisiana resulting in a gain of $1.0 million.

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

     The shopping center segment is engaged in the acquisition, development and management of real estate, primarily neighborhood and community shopping centers located in Texas, California, Louisiana, Arizona, Nevada, Arkansas, New Mexico, Oklahoma, Tennessee, Kansas, Colorado, Missouri, Illinois, Florida, Mississippi, North Carolina and Maine. The customer base includes supermarkets, discount retailers, drugstores and other retailers or service providers who generally sell basic necessity-type goods and services. The industrial segment is engaged in the acquisition, development and management of bulk warehouses and office/service centers. Its properties are currently located in Texas, Nevada, Georgia, Florida, California and Tennessee, and the customer base is diverse. Included in "Other" are corporate-related items, insignificant operations and costs that are not allocated to the reportable segments.

     Information concerning WRI's reportable segments is as follows (in thousands):


                                                         SHOPPING
                                                          CENTER       INDUSTRIAL      OTHER             TOTAL
                                                        ------------  ------------  ------------    --------------
     Three Months Ended
     September 30, 2003:
         Revenues . . . . . . . . . . . . . . . . . . . $    95,751   $   10,710    $      684      $    107,145
         Net operating income . . . . . . . . . . . . .      69,944        7,478           476            77,898
         Equity in earnings of joint ventures . . . . .       1,525          (19)          (21)            1,485
         Investment in real estate joint ventures . . .      28,007                        233            28,240
         Total assets . . . . . . . . . . . . . . . . .   2,230,312      290,082       197,065         2,717,459

     Three Months Ended
     September 30, 2002:
         Revenues . . . . . . . . . . . . . . . . . . . $    83,161   $    9,073    $      549      $     92,783
         Net operating income . . . . . . . . . . . . .      59,795        6,260           213            66,268
         Equity in earnings of joint ventures . . . . .         913           84            (8)              989
         Investment in real estate joint ventures . . .      29,083                        678            29,761
         Total assets . . . . . . . . . . . . . . . . .   2,008,031      212,215       142,694         2,362,940

     Nine Months Ended
     September 30, 2003:
         Revenues . . . . . . . . . . . . . . . . . . . $   275,606   $   30,330    $    1,659      $    307,595
         Net operating income . . . . . . . . . . . . .     202,874       21,635           798           225,307
         Equity in earnings of joint ventures . . . . .       3,505           86           (70)            3,521

     Nine Months Ended
     September 30, 2002:
         Revenues . . . . . . . . . . . . . . . . . . . $   238,487   $   27,033    $    1,483      $    267,003
         Net operating income . . . . . . . . . . . . .     174,811       18,752           544           194,107
         Equity in earnings of joint ventures . . . . .       2,821          239           (32)            3,028



     Net operating income reconciles to income before discontinued operations as shown on the Statements of Consolidated Income and Comprehensive Income as follows (in thousands):


                                                        Three Months Ended        Nine Months Ended
                                                           September 30,           September 30,
                                                       --------------------    ----------------------
                                                          2003       2002         2003        2002
                                                       ---------  ---------    ----------  ----------
     Total segment net operating income. . . . . . . . $ 77,898   $ 66,268     $ 225,307   $ 194,107
     Less:
          Depreciation and amortization. . . . . . . .   23,251     19,174        66,810      55,772
          Interest . . . . . . . . . . . . . . . . . .   22,220     17,062        62,695      48,590
          General and administrative . . . . . . . . .    3,655      2,576        10,126       8,650
          Income allocated to minority interests . . .      591        578         2,323       1,637
          Equity in earnings of joint ventures . . . .   (1,485)      (989)       (3,521)     (3,028)
          Gain on sale of properties . . . . . . . . .       (8)
                                                       ---------  ---------    ----------  ----------
     Income Before Discontinued Operations . . . . . . $ 29,674   $ 27,867     $  86,874   $  82,486
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

     Subsequent to quarter-end, we completed the sale of 1.15 million common shares of beneficial interest. Net proceeds to WRI totaled $50.9 million based on a price of $45.50 per share. These funds may be used for the possible redemption of a portion of our 7.125% Series B Cumulative Redeemable Preferred Shares, but in the interim we have paid down amounts outstanding under our $350 million revolving credit facility.

11.  BANKRUPTCY  REMOTE  PROPERTIES

     WRI has 33 properties, having a net book value of approximately $555.1 million at September 30, 2003 (collectively the "Bankruptcy Remote Properties", and each a "Bankruptcy Remote Property"), which are wholly owned by various "Bankruptcy Remote Entities". Each Bankruptcy Remote Entity is either a direct or an indirect subsidiary of the Company. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against the Company, its affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of the Company, any of its affiliates, or any other person or entity. Neither the Company nor any of its affiliates has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the comparative summary of selected financial data appearing elsewhere in this Form 10-Q. Historical results and trends which might appear should not be taken as indicative of future operations. The results of operations and financial condition of the company, as reflected in the accompanying statements and related footnotes, are subject to management's evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors which could affect the ongoing viability of the company's tenants. Management believes the most critical accounting policies in this regard are the estimation of an allowance for doubtful receivables (including the allowance for straight-line rent receivables), the determination of reserves for self-insured general liability insurance and the periodic determination of whether the value of a real estate asset has been impaired. Each of these issues requires management to make judgments that are subjective in nature; however, management considers and assesses a significant amount of historical data and current market data in arriving at what it believes to be reasonable estimates.

At September 30, 2003, WRI owned or operated under long-term leases, either directly or through its interests in joint ventures, 313 developed income-producing properties located in 18 states that span from coast to coast in the southern half of the United States. Included in the portfolio are 252 shopping centers, 60 industrial properties and one office building. WRI has approximately 6,400 leases and 4,600 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants; leases generally include minimum lease payments and contingent rentals for payment of taxes, insurance and maintenance and for an amount based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services.

CAPITAL  RESOURCES  AND  LIQUIDITY

WRI anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements. Cash on hand, borrowings under our existing credit facilities, issuance of unsecured debt and the use of project financing, as well as other debt and equity alternatives, should provide the necessary capital to achieve growth. Cash flow from operating activities as reported in the Statements of Consolidated Cash Flows increased to $120.6 million for the first nine months of 2003 as compared to $119.0 million for the same period of 2002.

Our Board of Trust Managers approved a quarterly dividend of $.585 per common share for the third quarter of 2003. Our dividend payout ratio on common equity for the third quarter of 2003 and 2002 was 66% and 67%, respectively, based on funds from operations for the applicable period.

WRI invested $128.1 million for the acquisition of three retail centers and one industrial property during the third quarter of 2003.

In August 2003, we acquired Thousand Oaks Shopping Center located in San Antonio, Texas. This 163,000 square foot center, anchored by an HEB Supermarket, Palais Royal and Tuesday Morning, is 97% occupied.

In September 2003, we completed the acquisition of Siempre Viva Business Park located in San Diego, California. Part of a 1.26 million square foot industrial park, our acquisition of this state-of-the-art dock-high project includes seven buildings totaling 727,000 square feet. The property is 100% leased to tenants such as UPS Supply Chain Solutions, Hitachi, Pioneer and Bose Corporation.

Also in September of 2003, we acquired Fiesta Trails Shopping Center located in San Antonio, Texas and Durham Festival located in Durham, North Carolina. Fiesta Trails Shopping Center, which is 92% occupied, is a 312,000 square foot shopping center anchored by Barnes & Noble, Marshalls, OfficeMax, Regal Cinemas and Steinmart. This shopping center also includes an HEB Supermarket and a Target which are corporately-owned. Durham Festival is a 134,000 square foot shopping center anchored by Kroger and is 99% occupied.

With respect to new development, we have 17 projects at various stages of construction. These projects, upon completion, will represent an investment of approximately $176 million and will add 1.3 million square feet to the portfolio. We expect to invest approximately $64.7 million in these properties during 2003. These projects will continue to come on-line during the remainder of 2003 and into 2004.

In July 2003, a 20%-owned limited partnership commenced construction on a 300,000 square foot state-of-the-art distribution warehouse, which is located in Houston, Texas and is leased to Shell Oil Products US.

As of September 30, 2003, WRI had a $350 million unsecured revolving credit facility and a $50 million unsecured term loan that would mature on November 21, 2003. WRI determined that, as of September 30, 2003, it was not in compliance with one covenant under these facilities. On November 14, 2003, WRI closed on an Amended and Restated Credit Agreement and concurrently borrowed funds under this $400 million unsecured facility that were used to retire the $195.0 million outstanding under the existing facilities. WRI is in full compliance with the Amended and Restated Credit Agreement.

For the nine months ended September 30, 2003, WRI issued a total of $136 million of unsecured fixed-rate medium term notes at a weighted average interest rate of 5.4% and a weighted average term of 11.4 years. Proceeds received were used to pay down amounts outstanding under our $350 million revolving credit facility. Following is a summary of the medium term note activity for the nine months ended September 30, 2003 (in thousands, except years to maturity and interest rate):


                                               YEARS TO   INTEREST
          DATE ISSUED             PRINCIPAL    MATURITY     RATE
     --------------------------  -----------  ---------  ----------

January 15, 2003 . . . . . . . . $  20,000       12.0       5.75%
January 28, 2003 . . . . . . . .    15,000       10.0       5.50%
January 28, 2003 . . . . . . . .     6,000       10.0       5.50%
February 12, 2003. . . . . . . .    20,000       12.0       5.57%
February 26, 2003. . . . . . . .    25,000       12.0       5.35%
February 28, 2003. . . . . . . .    25,000       12.0       5.25%
March 5, 2003. . . . . . . . . .    25,000       10.5       4.99%
                                 -----------
         Total . . . . . . . . . $ 136,000
                                 ===========



Subsequent to quarter-end, WRI issued a seven-year $15 million medium term note bearing interest at 4.48%. Proceeds received were used to pay down amounts outstanding under our $350 million revolving credit facility.

Total debt outstanding increased $323.0 million to $1.7 billion during the nine month period ending September 30, 2003. This increase was primarily due to the funding of the Company's acquisitions and ongoing development and redevelopment efforts. Included in total debt outstanding of $1.7 billion at September 30, 2003 is variable-rate debt of $341.7 million, after recognizing the net effect of $127.5 million of interest rate swaps.

On April 24, 2003, the SEC declared effective WRI's $1 billion shelf registration statement, of which $932.7 million is currently available.

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

Subsequent to quarter-end, we completed the sale of 1.15 million common shares of beneficial interest. Net proceeds to WRI totaled $50.9 million based on a price of $45.50 per share. These funds may be used for the possible redemption of a portion of our 7.125% Series B Cumulative Redeemable Preferred Shares, but in the interim we have paid down amounts outstanding under our $350 million revolving credit facility.

FUNDS  FROM  OPERATIONS

The Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT) defines funds from operations (FFO) as net income (loss) computed in accordance with generally accepted accounting principles, excluding gains or losses from sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. In the third quarter of 2003, NAREIT amended its definition of FFO to include the effect of writing off original issuance costs associated with preferred share redemptions. We calculate FFO in a manner consistent with the NAREIT definition and have adjusted FFO for the nine months ending September 30, 2003 for the $2.5 million of issuance costs associated with the redemption of Series A Preferred Shares in May 2003. Most industry analysts and equity REITS, including WRI, believe FFO is an appropriate alternative measurement of operating performance relative to other REITs. FFO provides investors with additional information to better understand our ability to incur and service debt, make capital expenditures and pay common share dividends. There can be no assurance that FFO presented by WRI is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements, or principal payments on indebtedness.

Funds from operations - diluted for the three and nine months ended September 30, 2003 and 2002 is calculated as follows (in thousands):


                                                     Three Months Ended        Nine Months Ended
                                                        September 30,            September 30,
                                                    --------------------    ----------------------
                                                       2003       2002         2003       2002
                                                    ---------  ---------    ----------  ----------
Net income available to common shareholders . . . . $ 28,381   $ 34,486     $  74,410   $  85,359
Depreciation and amortization . . . . . . . . . . .   21,340     18,691        61,518      54,921
Depreciation and amortization of unconsolidated
  joint ventures. . . . . . . . . . . . . . . . . .      460        476         1,357       1,494
Gain on sale of properties. . . . . . . . . . . . .   (3,473)   (10,818)       (4,238)    (15,158)
Gain on sale of properties of unconsolidated
  joint ventures. . . . . . . . . . . . . . . . . .     (508)                    (508)
                                                    ---------  ---------    ----------  ----------
              Funds from operations . . . . . . . .   46,200     42,835       132,539     126,616
Funds from operations attributable to operating
  partnership units . . . . . . . . . . . . . . . .    1,207      1,089         3,561       2,288
                                                    ---------  ---------    ----------  ----------
              Funds from operations assuming
                conversion of OP units. . . . . . . $ 47,407   $ 43,924     $ 136,100   $ 128,904
                                                    =========  =========    ==========  ==========

Weighted average shares outstanding - basic . . . .   52,161     51,993        52,127      51,869
Effect of dilutive securities:
      Share options and awards. . . . . . . . . . .      598        369           499         326
      Operating partnership units . . . . . . . . .    1,358      1,479         1,427       1,001
                                                    ---------  ---------    ----------  ----------
Weighted average shares outstanding - diluted . . .   54,117     53,841        54,053      53,196
                                                    =========  =========    ==========  ==========


RESULTS  OF  OPERATIONS
THREE  MONTHS  ENDED  SEPTEMBER  30,  2003  AND  2002

Net income available to common shareholders decreased to $28.4 million, or $.54 per diluted share, from $34.5 million, or $.65 per diluted share for the third quarter of 2003 as compared with the same quarter of 2002. The decrease in net income available to common shareholders is due primarily to the $10.8 million gain from the disposition of non-core assets in 2002, whereas the third quarter of 2003 only contains $3.5 million of such gains.

Rental revenues were $103.5 million in the third quarter of 2003, as compared to $90.5 million in the third quarter of 2002, representing an increase of approximately $13.0 million, or 14.4%. Property acquisitions and new development contributed $10.2 million to this increase, with the remaining increase of $2.8 million attributable to our existing properties. Occupancy of the total portfolio was 92.6% at September 30, 2003 as compared to 91.4% at September 30, 2002. The occupancy of the retail portfolio was 93.1% at September 30, 2003 as compared to 92.3% at September 30, 2002, while the occupancy of the industrial portfolio increased to 91.0% from 88.0% in the prior year. During the first nine months of 2003, WRI completed 855 renewals or new leases comprising 4.7 million square feet at an average rental rate increase of 8.7%. Net of the amortized portion of capital costs for tenant improvements, the increase averaged 5.1%.

Other income increased by $1.1 million to $3.1 million in the third quarter of 2003 from $2.0 million for the same quarter of 2002. This increase is due primarily to an increase in lease cancellation income from various tenants.

Gross interest costs, before capitalization of interest, increased by $4.4 million from $19.3 million in the third quarter of 2002 to $23.7 million for the third quarter of 2003. The increase is due primarily to an increase in the average debt outstanding between periods of $.3 billion from $1.2 billion in 2002 to $1.5 billion in 2003. The average interest rate remained unchanged at 6.2% in 2002 and 2003, respectively. The amount of interest capitalized during the period was $1.5 million and $2.2 million in 2003 and 2002, respectively. The decrease in interest capitalized between periods is due primarily to the completion of new development projects.

General and administrative expenses increased by $1.1 million to $3.7 million in the third quarter of 2003 from $2.6 for the same quarter of 2002. This increase is due primarily to an increase in staffing necessitated by growth in portfolio from acquisitions and new development.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of WRI's acquisitions and new development programs.

Equity in earnings of joint ventures increased by $.5 million to $1.5 million in the third quarter of 2003 from $1.0 million for the same quarter of 2002. This increase is due primarily from the gain on the sale of a shopping center in Lake Charles, Louisiana in a 50%-owned joint venture.

RESULTS  OF  OPERATIONS
NINE  MONTHS  ENDED  SEPTEMBER  30,  2003  AND  2002

Net income available to common shareholders decreased to $74.4 million, or $1.42 per diluted share, from $85.4 million, or $1.64 per diluted share for the nine months of 2003 as compared with the same period of 2002. The decrease in net income available to common shareholders is due primarily to the $15.2 million gain from the disposition of non-core assets in 2002, whereas the nine months of 2003 only contains $4.2 million of such gains.

Rental revenues were $300.6 million for the nine months of 2003, as compared to $262.3 million for the nine months of 2002, representing an increase of approximately $38.3 million, or 14.6%. Property acquisitions and new development contributed $31.2 million to this increase, with the remaining increase of $7.1 million attributable to our existing properties.

Other income increased by $1.7 million to $5.7 million for the nine months of 2003 from $4.0 million for the same period of 2002. This increase is due primarily to an increase in lease cancellation income from various tenants.

Gross interest costs, before capitalization of interest, increased by $12.0 million from $55.5 million for the nine months of 2002 to $67.5 million for the nine months of 2003. The increase is due primarily to an increase in the average debt outstanding between periods of $.2 billion from $1.2 billion in 2002 to $1.4 billion in 2003. The average interest rate decreased from 6.3% in 2002 to 6.2% in 2003. The amount of interest capitalized during the period was $4.8 million and $6.9 million in 2003 and 2002, respectively. The decrease in interest capitalized between periods is due primarily to the completion of new development projects.

General and administrative expenses increased by $1.4 million to $10.1 million for the nine months of 2003 from $8.7 million for the same period of 2002. The increase is due primarily to an increase in staffing necessitated by the growth in the portfolio from acquisitions and new development.

The increases in depreciation and amortization, operating expenses and ad valorem taxes were primarily the result of WRI's acquisitions and new development programs.

Equity in earnings of joint ventures increased by $.5 million to $3.5 million for the nine months of 2003 from $3.0 million for the same period of 2002. This increase is due primarily from the gain on the sale of a shopping center in Lake Charles, Louisiana in a 50%-owned joint venture.

Income allocated to minority interests increased by $.7 million to $2.3 million for the nine months of 2003 from $1.6 million for the same period of 2002. The increase is due primarily from the acquisition of seven supermarket-anchored shopping centers in the Raleigh-Durham market in April 2002 utilizing a DownREIT structure. These limited partnerships are included in our consolidated financial statements because we exercise financial and operating control.

NEWLY  ADOPTED  ACCOUNTING  PRONOUNCEMENTS

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123", which is effective for fiscal years beginning after December 15, 2002. This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted this statement effective January 1, 2003 using the prospective method, which requires us to recognize stock-based employee compensation as new share options are awarded. Stock-based employee compensation associated with share options awarded during 2003 was $2 thousand for the quarter ending September 30, 2003 and $7 thousand for the nine months ended September 30, 2003, respectively. With respect to share options awarded prior to January 1, 2003, WRI accounted for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. In accordance with this opinion, no stock-based employee compensation had been recognized in WRI's financial statements prior to January 1, 2003.

The following table illustrates the effect on net income available to common shareholders and net income per common share if the fair value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):


                                                          Three Months Ended        Nine Months Ended
                                                             September 30,            September 30,
                                                         --------------------    ----------------------
                                                            2003       2002         2003       2002
                                                         ---------  ---------    ----------  ----------
Net income available to common shareholders. . . . . . . $ 28,381   $ 34,486     $  74,410   $  85,359
Stock-based employee compensation included in
  net income available to common shareholders. . . . . .        2                        7
Stock-based employee compensation determined
  under the fair value-based method for all awards . . .     (103)       (86)         (310)       (258)
                                                         ---------  ---------    ----------  ----------
Pro forma net income available to
  common shareholders. . . . . . . . . . . . . . . . . . $ 28,280   $ 34,400     $  74,107   $  85,101
                                                         =========  =========    ==========  ==========

Net income per common share:
      Basic - as reported. . . . . . . . . . . . . . . . $    .54   $    .66     $    1.43   $    1.65
                                                         =========  =========    ==========  ==========
      Basic - pro forma. . . . . . . . . . . . . . . . . $    .54   $    .66     $    1.42   $    1.64
                                                         =========  =========    ==========  ==========

Net income per common share:
      Diluted - as reported. . . . . . . . . . . . . . . $    .54   $    .65     $    1.42   $    1.64
                                                         =========  =========    ==========  ==========
      Diluted - pro forma. . . . . . . . . . . . . . . . $    .54   $    .65     $    1.41   $    1.63
                                                         =========  =========    ==========  ==========



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

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. On October 9, 2003, the FASB issued FIN 46-6 deferring the effective date until the first interim or annual period ending after December 15, 2003 for interests held in entities created before February 1, 2003. WRI is evaluating the potential impact of FIN 46 on our financial position, results of operations and cash flows for those entities created prior to February 1, 2003. WRI has assessed its joint ventures formed subsequent to February 1, 2003 and determined that the adoption of FIN 46 did not have a material impact to our financial position, results of operations or cash flows.

In  May  2003,  FASB  issued  SFAS  No.  150  "Accounting  for Certain Financial
Instruments with Characteristics of both Liabilities and Equity" which is effective in the first interim period after June 15, 2003. SFAS No. 150 requires that certain financial instruments previously classified as equity be reported as liabilities. Financial instruments that fall within the scope of SFAS No. 150 are those that incorporate an obligation by the issuer to transfer assets or issue equity. Included in this group are mandatorily redeemable non-controlling interests in subsidiaries, obligations to repurchase the issuer's equity shares by transferring assets such as cash, and certain obligations to issue a variable number of shares. We do not expect the adoption of this statement to have a material impact on our financial position, results of operations or cash flows.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

WRI uses fixed and floating-rate debt to finance its capital requirements. These transactions expose WRI to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose WRI to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At September 30, 2003, WRI had fixed-rate debt of $1.3 billion and variable-rate debt of $341.7 million, after adjusting for the net effect of $127.5 million of interest rate swaps.

ITEM  4.  DISCLOSURE  CONTROLS  AND  PROCEDURES

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(e) and 15d-14(c) of the Securities Exchange Act of 1934) as of September 30, 2003. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2003.

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

            31.1 Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

            31.2 Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

            32.1 Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

            32.2 Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).


      (b)   Reports  on  Form  8-K

                   A Form 8-K, dated August 15, 2003, was filed in response to Item 7. Exhibits and Item 12. Results of Operation and Financial Condition.

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



                                           WEINGARTEN  REALTY  INVESTORS
                                           -----------------------------
                                                  (Registrant)



                                           BY:   /s/  Andrew  M.  Alexander
                                              ---------------------------------
                                                    Andrew  M.  Alexander
                                              President/Chief Executive Officer
                                               (Principal  Executive  Officer)



                                           BY:     /s/  Joe  D.  Shafer
                                              ---------------------------------
                                                     Joe  D.  Shafer
                                                 Vice  President/Controller
                                              (Principal  Accounting  Officer)


DATE:     November  14,  2003
          -------------------

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