Form 10-Q/A
period 2003-09-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2004-02-24
CIK 828916

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

     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Exchange  Act  Rule  12b-2).  Yes   X.     No.
                                               -----        -----


     As of November 5, 2003, there were 53,493,439 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART 1
                              FINANCIAL INFORMATION

     This amendment on Form 10-Q/A is being filed to give effect to the restatement related to the Company's adoption of SFAS No. 150, as discussed in Note 13 thereto.

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
                                                             ==========  ==========    ==========  ==========



                See Notes to Consolidated Financial Statements.


                                           WEINGARTEN REALTY INVESTORS
                                           CONSOLIDATED BALANCE SHEETS
                                                   (UNAUDITED)
                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                September 30,   December 31,
                                                                                    2003            2002
                                                                                -------------  -------------
                                                                                (as restated,
                                                                                see Note 13)

                                    ASSETS
Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  3,018,599   $  2,695,286
Accumulated Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (508,781)      (460,832)
                                                                                -------------  -------------
    Property - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,509,818      2,234,454

Investment in Real Estate Joint Ventures. . . . . . . . . . . . . . . . . . . .       28,240         28,738
                                                                                -------------  -------------
        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,538,058      2,263,192

Notes Receivable from Real Estate Joint Ventures and Partnerships . . . . . . .       30,136         14,747
Unamortized Debt and Lease Costs        . . . . . . . . . . . . . . . . . . . .       54,696         48,377
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $4,192 in 2003 and $4,302 in 2002). . . . . . . . . . . . . . . .       38,398         38,156
Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,741         27,420
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       41,430         31,997
                                                                                -------------  -------------

                    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . $  2,717,459   $  2,423,889
                                                                                =============  =============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  1,653,368   $  1,330,369
Preferred Shares Subject to Mandatory Redemption, net . . . . . . . . . . . . .      194,214
Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . . . . . . .       72,395         81,488
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,894         23,636
                                                                                -------------  -------------

        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,940,871      1,435,493
                                                                                -------------  -------------

Minority Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       47,080         54,983
                                                                                -------------  -------------

Commitments and Contingencies

Shareholders' Equity:
    Preferred Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 10,000
        7.44% Series A cumulative redeemable preferred shares of beneficial
          interest;  3,000 shares issued and outstanding at December 31, 2002 .                          90
        7.125% Series B cumulative redeemable preferred shares of
          beneficial interest;  3,600 shares issued and 3,518 shares
          outstanding at December 31, 2002. . . . . . . . . . . . . . . . . . .                         106
        7.0% Series C cumulative redeemable preferred shares of
          beneficial interest;  2,300 shares issued and 2,253 shares
          outstanding at December 31, 2002. . . . . . . . . . . . . . . . . . .                          67
        6.75% Series D cumulative redeemable preferred shares of
          beneficial interest;  3,000 shares issued and outstanding;
          liquidation preference $75,000. . . . . . . . . . . . . . . . . . . .           90
    Common Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 150,000; shares issued and outstanding:
      52,222 in 2003 and 52,076 in 2002 . . . . . . . . . . . . . . . . . . . .        1,563          1,559
  Capital Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      894,009      1,082,046
  Accumulated Dividends in Excess of Net Income . . . . . . . . . . . . . . . .     (164,938)      (147,853)
  Accumulated Other Comprehensive Loss. . . . . . . . . . . . . . . . . . . . .       (1,216)        (2,602)
                                                                                -------------  -------------
    Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . . . . .      729,508        933,413
                                                                                -------------  -------------

                    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . $  2,717,459   $  2,423,889
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

     The consolidated financial statements and notes are presented as permitted by Form 10-Q/A and do not contain certain information included in WRI's annual financial statements and notes. These Consolidated Financial Statements should be read in conjunction with WRI's Annual Report on Form 10-K for the year ended December 31, 2002.

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

     In May 2003, FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective in the first interim period beginning after June 15, 2003. SFAS No. 150 requires that certain financial instruments that incorporate an obligation by the issuer to transfer assets or issue equity be reported as liabilities. Financial instruments that fall within the scope of SFAS No. 150 include equity shares and non-controlling interests in subsidiaries that are mandatorily redeemable. WRI's Series B and Series C Cumulative Redeemable Preferred Shares fall within the scope of SFAS No. 150, since they are mandatorily redeemable and redemption is through transfer of cash or a variable number of WRI common shares. As a result as of September 30, 2003, we reclassified the redemption value, net of unamortized issuance costs of $6.3 million, of these shares from equity to liabilities identified as "Preferred Shares Subject to Mandatory Redemption."

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

13.  RESTATEMENT

     Subsequent to the issuance of its financial statements for the quarter ended September 30, 2003, WRI concluded that its Series B and Series C Cumulative Redeemable Preferred Shares fell within the scope of SFAS No. 150 as discussed in Note 2. The accompanying financial statements have been restated to present the reclassification of these preferred shares from equity to liabilities identified as "Preferred Shares Subject to Mandatory Redemption." The effect of the restatement on specific line items on the Consolidated Balance Sheet is as follows (in thousands):


                                                                             September 30, 2003
                                                                        ----------------------------
                                                                             As
                                                                         Previously          As
                                                                          Reported        Restated
                                                                        ------------    ------------
     Balance Sheet:
     Preferred Shares Subject to Mandatory Redemption, net. . . . . . .                  $  194,214
     Total Liabilities. . . . . . . . . . . . . . . . . . . . . . . . . $ 1,746,657       1,940,871
     7.125% Series B Cumulative Redeemable Preferred Shares . . . . . .         106
     7.0% Series C Cumulative Redeemable Preferred Shares . . . . . . .          67
     Capital Surplus. . . . . . . . . . . . . . . . . . . . . . . . . .   1,088,050         894,009
     Total Shareholders' Equity . . . . . . . . . . . . . . . . . . . .     923,722         729,508


                                      *****




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying management's discussion and analysis of financial condition and results of operations gives effect to the restatement of the unaudited consolidated financial statements for the period ended September 30, 2003 as described in Note 13 to those unaudited consolidated financial statements.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the comparative summary of selected financial data appearing elsewhere in this Form 10-Q/A. Historical results and trends which might appear should not be taken as indicative of future operations. The results of operations and financial condition of the company, as reflected in the accompanying statements and related footnotes, are subject to management's evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors which could affect the ongoing viability of the company's tenants. Management believes the most critical accounting policies in this regard are the estimation of an allowance for doubtful receivables (including the allowance for straight-line rent receivables), the determination of reserves for self-insured general liability insurance and the periodic determination of whether the value of a real estate asset has been impaired. Each of these issues requires management to make judgments that are subjective in nature; however, management considers and assesses a significant amount of historical data and current market data in arriving at what it believes to be reasonable estimates.

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

In  May  2003,  FASB  issued  SFAS  No.  150  "Accounting  for Certain Financial
Instruments with Characteristics of both Liabilities and Equity" which is effective in the first interim period beginning after June 15, 2003. SFAS No. 150 requires that certain financial instruments that incorporate an obligation by the issuer to transfer assets or issue equity be reported as liabilities. Financial instruments that fall within the scope of SFAS No. 150 include equity shares and non-controlling interests in subsidiaries that are mandatorily redeemable. WRI's Series B and Series C Cumulative Redeemable Preferred Shares fall within the scope of SFAS No. 150, since they are mandatorily redeemable and redemption is through transfer of cash or a variable number of WRI common shares. As a result as of September 30, 2003, we reclassified the redemption value, net of unamortized issuance costs of $6.3 million, of these shares from equity to liabilities identified as "Preferred Shares Subject to Mandatory Redemption."

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

In January 2004, WRI determined that a newly-released accounting standard governing financial instruments having characteristics of both liabilities and equity needed to be applied in a manner different from that previously applied in its financial statements for the period ended September 30, 2003. Steps have been taken to enhance our internal controls to ensure that we properly apply new accounting standards including access to enhanced accounting research tools. We will continue to evaluate the effectiveness of our disclosure controls over financial reporting on an on-going basis and will take further action as appropriate.

Other than described above, there has been no change to our internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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



                                           WEINGARTEN  REALTY  INVESTORS
                                           -----------------------------
                                                  (Registrant)



                                           BY:   /s/  Andrew  M.  Alexander
                                              ---------------------------------
                                                    Andrew  M.  Alexander
                                              President/Chief Executive Officer
                                               (Principal  Executive  Officer)



                                           BY:     /s/  Joe  D.  Shafer
                                              ---------------------------------
                                                     Joe  D.  Shafer
                                                 Vice  President/Controller
                                              (Principal  Accounting  Officer)


DATE:     February 24,  2004
          ------------------

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