Form 10-K
period 2003-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2004-03-15
CIK 828916

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K
          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark  One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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
     Common Shares of Beneficial Interest, $0.03 par value                  New York Stock Exchange
Series C Cumulative Redeemable Preferred Shares, $0.03 par value            New York Stock Exchange
Series D Cumulative Redeemable Preferred Shares, $0.03 par value            New York Stock Exchange


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

     The aggregate market value of the common shares held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2003 was approximately $2,184,728,222. As of June 30, 2003 there were 52,141,485 common shares of beneficial interest, $.03 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held April 23, 2004 are incorporated by reference in Part III.


                                 TABLE OF CONTENTS


ITEM NO.                                                                      PAGE NO.
--------                                                                      --------
                                   PART I

      1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2
      2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4
      3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .      17
      4.  Submission of Matters to a Vote of Shareholders . . . . . . . . . .      17


                                   PART II

      5.  Market for Registrant's Common Shares of Beneficial
            Interest and Related Shareholder Matters. . . . . . . . . . . . .      18
      6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . .      19
      7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . . . .      20
     7A.  Quantitative and Qualitative Disclosures About Market Risk. . . . .      29
      8.  Financial Statements and Supplementary Data . . . . . . . . . . . .      30
      9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . . . . . . . .      54
     9A.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . .      54


                                  PART III

     10.  Trust Managers and Executive Officers of the Registrant . . . . . .      55
     11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . .      55
     12.  Security Ownership of Certain Beneficial Owners and
            Management. . . . . . . . . . . . . . . . . . . . . . . . . . . .      55
     13.  Certain Relationships and Related Transactions. . . . . . . . . . .      56
     14.  Principal Accountant Fees and Services. . . . . . . . . . . . . . .      56


                                   PART IV

     15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K . .      56


FORWARD  LOOKING  STATEMENTS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are not guarantees of performance. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "plans," "intends," "estimates," "anticipates," "expects," "believes" or similar expressions in this annual report on Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this annual report on Form 10-K or the date of any document incorporated by reference. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Form 10-K.

                                     PART I

ITEM  1.  BUSINESS

General. Weingarten Realty Investors, a real estate investment trust organized under the Texas Real Estate Investment Trust Act, and its predecessor entity began the ownership and development of shopping centers and other commercial real estate in 1948. WRI is self-advised and self-managed. As of December 31, 2003, we owned or operated under long-term leases, either directly or through its interest in joint ventures or partnerships, interests in 327 developed income-producing real estate projects. We owned 266 shopping centers located in the Houston metropolitan area and in other parts of Texas and in California, Louisiana, Arizona, Florida, Nevada, North Carolina, Tennessee, Arkansas, New Mexico, Kansas, Colorado, Utah, Oklahoma, Missouri, Illinois, Mississippi, Georgia and Maine. We also owned 61 industrial projects located in Tennessee, Nevada, Georgia, Florida, California and Houston, Austin and Dallas, Texas. Our interest in these projects amounts to approximately 43.1 million square feet of building area and 171.3 million square feet of land area. We also owned interests in 13 parcels of unimproved land held for future development that totaled approximately 3.8 million square feet.

We currently employ 309 persons and our principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008, and our phone number is (713) 866-6000.

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

At December 31, 2003, neighborhood and community shopping centers generated 89.4% of total revenue and industrial properties accounted for 10.1%. We expect to continue to focus the future growth of the portfolio in neighborhood and community centers and bulk and office/service industrial properties. We expect this external growth to occur in the markets in which we currently operate as well as other markets in the southern half of the United States. While we do not anticipate investment in other classes of real estate such as multi-family or office assets, we remain open to opportunistic uses of our undeveloped land.

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

Diversification from both a geographic and tenancy perspective is a critical component of our operating strategy. While over 45% of the building square footage of our properties is located in the state of Texas, we continue to expand our holdings outside the state. With respect to tenant diversification, our two largest merchants, Kroger and Safeway, accounted for 3.2% and 2.4%, respectively, of our total rental revenues as of December 31, 2003. No other tenant accounted for more than 1.4% of our total rental revenues.

We finance the growth and working capital needs of the company in a conservative manner. With a credit rating of A from Standard & Poors and A3 from Moody's Investor Services, we have the highest unsecured credit rating of any public REIT. We intend to maintain a conservative approach to managing our balance sheet, which, in turn, gives us many options to raising debt or equity capital when needed. At December 31, 2003, our fixed charge coverage ratio was 2.5 to 1 and our debt to total market capitalization was 40%.

WRI's policies with respect to the investment and operating philosophies discussed above are reviewed by our Board of Trust Managers periodically and may be modified without a vote of our shareholders.

Location of Properties. Historically, WRI has emphasized investments in properties located primarily in the Houston area. Since 1987, we began actively acquiring properties outside Houston. Of our 340 properties that were owned or operated under long-term leases, either directly or through its interest in joint ventures or partnerships, as of December 31, 2003, 88 of our 327 developed properties and 10 of our 13 parcels of unimproved land were located in the Houston metropolitan area. In addition to these properties, we owned 87 developed properties and two parcels of unimproved land located in other parts of Texas. Because of our investments in the Houston area, as well as in other parts of Texas, the Houston and Texas economies affect, to a significant degree, the business and operations of WRI.

The national economy showed marked improvement in 2003 and many indicators show that the Houston and Texas economies outperformed the national averages. Many of our operating areas throughout the southern United States also performed as such. The Houston economy is highly diversified, with over 50% of the workforce employed in sectors that are marginally, if at all, affected by changing energy prices. In 2003, the unemployment rates for both Texas and Houston were below the national average and inflation was less pronounced in Houston and Texas, compared to the national average. Houston's economy is expected to maintain it's current upward momentum in 2004 as the national and global economies continue to improve. Any downturn in the Houston economy could adversely affect us; however, supermarkets and discount stores, which generally anchor our centers, provide basic necessity-type items, and tend to be less affected by economic changes.

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

Materials Available on Our Website. Copies of WRI's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding Officers, Trustees or 10% Beneficial Owners of the Company, filed or furnished pursuant to
Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through our website (www.weingarten.com) as soon as
                                                  ------------------
reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission. We have also made available on our website copies of our Audit Committee Charter, Management Development and Compensation Committee Charter, Governance Committee Charter, Code of Conduct and Ethics and Governance Policies. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website.

Financial Information. Additional financial information concerning WRI is included in the Consolidated Financial Statements located on pages 31 through 54 herein.

ITEM 2.  PROPERTIES

At December 31, 2003, WRI's real estate properties consisted of 340 locations in nineteen states. A complete listing of these properties, including the name, location, building area and land area (in square feet), as applicable, is set forth below:


                                     SHOPPING CENTERS

                                                                                  Building
                    Name and Location                                               Area           Land Area
-------------------------------------------------------------------------------  -----------       -----------
HOUSTON AND HARRIS COUNTY, TOTAL. . . . . . . . . . . . . . . . . . . . . . . .    6,918,000        26,585,000
Alabama-Shepherd, S. Shepherd at W. Alabama . . . . . . . . . . . . . . . . . .       28,000   *        88,000   *
Bayshore Plaza, Spencer Hwy. at Burke Rd. . . . . . . . . . . . . . . . . . . .       36,000           196,000
Bellaire Boulevard, Bellaire at S. Rice . . . . . . . . . . . . . . . . . . . .       35,000           137,000
Bellfort, Bellfort at Southbank . . . . . . . . . . . . . . . . . . . . . . . .       48,000           167,000
Bingle Square, U.S. Hwy. 290 at Bingle. . . . . . . . . . . . . . . . . . . . .       46,000           168,000
Braeswood Square, N. Braeswood at Chimney Rock. . . . . . . . . . . . . . . . .      103,000           422,000
Centre at Post Oak, Westheimer at Post Oak Blvd.. . . . . . . . . . . . . . . .      184,000           505,000
Champions Village, F.M. 1960 at Champions Forest Dr.. . . . . . . . . . . . . .      408,000         1,391,000
Copperfield Village, Hwy. 6 at F.M. 529 . . . . . . . . . . . . . . . . . . . .      163,000           712,000
Crestview, Bissonnet at Wilcrest. . . . . . . . . . . . . . . . . . . . . . . .        9,000            35,000
Crosby, F.M. 2100 at Kenning Road (61%) . . . . . . . . . . . . . . . . . . . .       36,000    *      124,000   *
Cullen Place, Cullen at Reed. . . . . . . . . . . . . . . . . . . . . . . . . .        7,000            30,000
Cullen Plaza, Cullen at Wilmington. . . . . . . . . . . . . . . . . . . . . . .       83,000           318,000
Cypress Pointe, F.M. 1960 at Cypress Station. . . . . . . . . . . . . . . . . .      191,000           737,000
Cypress Village, Louetta at Grant Road. . . . . . . . . . . . . . . . . . . . .       25,000           134,000
Eastpark, Mesa Rd. at Tidwell . . . . . . . . . . . . . . . . . . . . . . . . .      140,000           665,000
Edgebrook, Edgebrook at Gulf Fwy. . . . . . . . . . . . . . . . . . . . . . . .       78,000           360,000
Fiesta Village, Quitman at Fulton . . . . . . . . . . . . . . . . . . . . . . .       30,000            80,000
Fondren Southwest Village, Fondren at W. Bellfort . . . . . . . . . . . . . . .      300,000         1,263,000
Fondren/West Airport, Fondren at W. Airport . . . . . . . . . . . . . . . . . .       62,000           223,000
Glenbrook Square, Telephone Road. . . . . . . . . . . . . . . . . . . . . . . .       76,000           320,000
Griggs Road, Griggs at Cullen . . . . . . . . . . . . . . . . . . . . . . . . .       83,000           382,000
Harrisburg Plaza, Harrisburg at Wayside . . . . . . . . . . . . . . . . . . . .       95,000           334,000
Heights Plaza, 20th St. at Yale . . . . . . . . . . . . . . . . . . . . . . . .       72,000           228,000
Humblewood Shopping Plaza, Eastex Fwy. at F.M. 1960 . . . . . . . . . . . . . .      180,000           784,000
I-45/Telephone Rd. Center, I-45 at Maxwell Street . . . . . . . . . . . . . . .      178,000           819,000
Jacinto City, Market at Baca. . . . . . . . . . . . . . . . . . . . . . . . . .       24,000    *       67,000   *
Kingwood, Kingwood Dr. at Chestnut Ridge. . . . . . . . . . . . . . . . . . . .      155,000           648,000
Landmark, Gessner at Harwin . . . . . . . . . . . . . . . . . . . . . . . . . .       56,000           228,000
Lawndale, Lawndale at 75th St.. . . . . . . . . . . . . . . . . . . . . . . . .       53,000           177,000
Little York Plaza, Little York at E. Hardy. . . . . . . . . . . . . . . . . . .      118,000           483,000
Lyons Avenue, Lyons at Shotwell . . . . . . . . . . . . . . . . . . . . . . . .       68,000           179,000
Market at Westchase, Westheimer at Wilcrest . . . . . . . . . . . . . . . . . .       87,000           333,000
Miracle Corners, S. Shaver at Southmore . . . . . . . . . . . . . . . . . . . .       86,000           386,000
Northbrook, Northwest Fwy. at W. 34th . . . . . . . . . . . . . . . . . . . . .      175,000           656,000
North Main Square, Pecore at N. Main. . . . . . . . . . . . . . . . . . . . . .       18,000            64,000
North Oaks, F.M. 1960 at Veterans Memorial. . . . . . . . . . . . . . . . . . .      322,000         1,246,000
North Triangle, I-45 at F.M. 1960 . . . . . . . . . . . . . . . . . . . . . . .       16,000           113,000
Northway, Northwest Fwy. at 34th. . . . . . . . . . . . . . . . . . . . . . . .      209,000           793,000
Northwest Crossing, N.W. Fwy. at Hollister (75%). . . . . . . . . . . . . . . .      135,000    *      671,000   *


                                                   Table continued on next page


                                                                                  Building
                    Name and Location                                               Area           Land Area
-------------------------------------------------------------------------------  -----------       -----------
HOUSTON AND HARRIS COUNTY, (CONT'D.)
Oak Forest, W. 43rd at Oak Forest . . . . . . . . . . . . . . . . . . . . . . .      164,000           541,000
Orchard Green, Gulfton at Renwick . . . . . . . . . . . . . . . . . . . . . . .       74,000           273,000
Randall's/Cypress Station, F.M. 1960 at I-45  . . . . . . . . . . . . . . . . .      141,000           618,000
Randall's/El Dorado, El Dorado at Hwy. 3. . . . . . . . . . . . . . . . . . . .      119,000           429,000
Randall's/Kings Crossing, Kingwood Dr. at Lake Houston Pkwy.. . . . . . . . . .      128,000           624,000
Randall's/Norchester, Grant at Jones. . . . . . . . . . . . . . . . . . . . . .      108,000           475,000
Richmond Square, Richmond Ave. at W. Loop 610 . . . . . . . . . . . . . . . . .       33,000           135,000
River Oaks, East, W. Gray at Woodhead . . . . . . . . . . . . . . . . . . . . .       71,000           206,000
River Oaks, West, W. Gray at S. Shepherd. . . . . . . . . . . . . . . . . . . .      235,000           609,000
Sheldon Forest, North, I-10 at Sheldon. . . . . . . . . . . . . . . . . . . . .       22,000           131,000
Sheldon Forest, South, I-10 at Sheldon. . . . . . . . . . . . . . . . . . . . .       38,000   *       164,000   *
Shops at Three Corners, S. Main at Old Spanish Trail (70%). . . . . . . . . . .      176,000   *       803,000   *
Southgate, W. Fuqua at Hiram Clark. . . . . . . . . . . . . . . . . . . . . . .      126,000           533,000
Spring Plaza, Hammerly at Campbell. . . . . . . . . . . . . . . . . . . . . . .       56,000           202,000
Steeplechase, Jones Rd. at F.M. 1960. . . . . . . . . . . . . . . . . . . . . .      193,000           849,000
Stella Link, Stella Link at S. Braeswood. . . . . . . . . . . . . . . . . . . .       67,000           261,000
Studemont, Studewood at E. 14th St. . . . . . . . . . . . . . . . . . . . . . .       28,000            91,000
Ten Blalock Square, I-10 at Blalock . . . . . . . . . . . . . . . . . . . . . .       97,000           321,000
10/Federal, I-10 at Federal . . . . . . . . . . . . . . . . . . . . . . . . . .      132,000           474,000
The Village Arcade, University at Kirby . . . . . . . . . . . . . . . . . . . .      191,000           413,000
West Junction, Hwy. 6 at Keith Harrow Dr. . . . . . . . . . . . . . . . . . . .       67,000           264,000
Westbury Triangle, Chimney Rock at W. Bellfort. . . . . . . . . . . . . . . . .       67,000           257,000
Westchase, Westheimer at Wilcrest . . . . . . . . . . . . . . . . . . . . . . .      236,000           766,000
Westhill Village, Westheimer at Hillcroft . . . . . . . . . . . . . . . . . . .      131,000           480,000

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL . . . . . . . . . . . . . . . . .    7,372,000        33,737,000
McDermott Commons, McDermott at Custer Rd., Allen . . . . . . . . . . . . . . .       56,000           369,000
Bell Plaza, 45th Ave. at Bell St., Amarillo . . . . . . . . . . . . . . . . . .      129,000           682,000
Coronado, S.W. 34th St. at Wimberly Dr., Amarillo . . . . . . . . . . . . . . .       49,000           201,000
Grand Plaza, Interstate Hwy 40 at Grand Ave., Amarillo. . . . . . . . . . . . .      157,000           637,000
Puckett Plaza, Bell Road, Amarillo. . . . . . . . . . . . . . . . . . . . . . .      133,000           621,000
Spanish Crossroads, Bell St. at Atkinsen St., Amarillo. . . . . . . . . . . . .       74,000           275,000
Wolflin Village, Wolflin Ave. at Georgia St., Amarillo. . . . . . . . . . . . .      193,000           421,000
Brodie Oaks, South Lamar Blvd. at Loop 360, Austin. . . . . . . . . . . . . . .      245,000         1,050,000
Southridge Plaza, William Cannon Dr. at S. 1st St., Austin. . . . . . . . . . .      143,000           565,000
Calder, Calder at 24th St., Beaumont. . . . . . . . . . . . . . . . . . . . . .       34,000           129,000
North Park Plaza, Eastex Fwy. at Dowlen, Beaumont . . . . . . . . . . . . . . .       70,000   *       318,000   *
Phelan West, Phelan at 23rd St., Beaumont (67%) . . . . . . . . . . . . . . . .       16,000   *        59,000   *
Phelan, Phelan at 23rd St., Beaumont. . . . . . . . . . . . . . . . . . . . . .       12,000            63,000
Southgate, Calder Ave. at 6th St., Beaumont . . . . . . . . . . . . . . . . . .       34,000           118,000
Westmont, Dowlen at Phelan, Beaumont. . . . . . . . . . . . . . . . . . . . . .       98,000           507,000
Lone Star Pavilions, Texas at Lincoln Ave., College Station (30%) . . . . . . .       32,000   *       132,000   *
Parkway Square, Southwest Pkwy. at Texas Ave., College Station. . . . . . . . .      158,000           684,000
Montgomery Plaza, Loop 336 West at I-45, Conroe . . . . . . . . . . . . . . . .      317,000         1,179,000
River Pointe, I-45 at Loop 336, Conroe. . . . . . . . . . . . . . . . . . . . .       46,000           329,000
Moore Plaza, S. Padre Island Dr. at Staples, Corpus Christi . . . . . . . . . .      355,000         1,492,000


                                                   Table continued on next page


                                                                                  Building
                    Name and Location                                               Area           Land Area
-------------------------------------------------------------------------------  -----------       -----------
TEXAS (EXCLUDING HOUSTON & HARRIS CO.), (CONT'D.)
Portairs, Ayers St. at Horne Rd., Corpus Christi. . . . . . . . . . . . . . . .      118,000           416,000
Shoppes at Deer Creek, FM 731 at FM 1137, Crowley . . . . . . . . . . . . . . .        4,000           634,000
Dickinson, I-45 at F.M. 517, Dickinson (72%). . . . . . . . . . . . . . . . . .       55,000   *       225,000   *
Coronado Hills, Mesa at Balboa, El Paso . . . . . . . . . . . . . . . . . . . .      127,000           545,000
Golden Beach Market Place, Golden Triangle Blvd at N. Beach St., Ft. Worth. . .            0   #       340,000
Overton Park Plaza, SW Loop 820/Interstate 20 at S. Hulen, Fort Worth . . . . .      353,000         1,636,000
Southcliff, I-20 at Grandbury Rd., Ft. Worth. . . . . . . . . . . . . . . . . .      116,000           568,000
Broadway, Broadway at 59th St., Galveston . . . . . . . . . . . . . . . . . . .       76,000           220,000
Galveston Place, Central City Blvd. at 61st St., Galveston. . . . . . . . . . .      210,000           828,000
Food King Place, 25th St. at Avenue P, Galveston. . . . . . . . . . . . . . . .       28,000            78,000
Killeen Marketplace, 3200 E. Central Texas Expressway, Killeen. . . . . . . . .      115,000           512,000
Cedar Bayou, Bayou Rd., La Marque . . . . . . . . . . . . . . . . . . . . . . .       15,000            51,000
League City Plaza, I-45 at F.M. 518, League City. . . . . . . . . . . . . . . .      112,000           680,000
Caprock Center, 50th at Boston Ave., Lubbock. . . . . . . . . . . . . . . . . .      375,000         1,255,000
Central Plaza, Loop 289 at Slide Rd., Lubbock . . . . . . . . . . . . . . . . .      152,000           529,000
Town & Country, 4th St. at University, Lubbock. . . . . . . . . . . . . . . . .       50,000           339,000
Angelina Village, Hwy. 59 at Loop 287, Lufkin . . . . . . . . . . . . . . . . .      257,000         1,835,000
Independence Plaza, Town East Blvd., Mesquite . . . . . . . . . . . . . . . . .      179,000           787,000
McKinney Centre, U.S. Hwy. 380 at U.S. Hwy. 75, McKinney. . . . . . . . . . . .        7,000           188,000
Murphy Crossing, F.M. 544 at Murphy Rd., Murphy . . . . . . . . . . . . . . . .       39,000           322,000
Custer Park, SWC Custer Road at Parker Road, Plano. . . . . . . . . . . . . . .      116,000           376,000
Pitman Corners, Custer Rd. at West 15th, Plano. . . . . . . . . . . . . . . . .      190,000           699,000
Gillham Circle, Gillham Circle at Thomas, Port Arthur . . . . . . . . . . . . .       33,000            94,000
Village, 9th Ave. at 25th St., Port Arthur. . . . . . . . . . . . . . . . . . .       52,000           243,000
Porterwood, Eastex Fwy. at F.M. 1314, Porter. . . . . . . . . . . . . . . . . .       99,000           487,000
Rockwall, I-30 at Market Center Street, Rockwall (30%). . . . . . . . . . . . .       63,000   *       280,000   *
Plaza, Ave. H at U.S. Hwy. 90A, Rosenberg . . . . . . . . . . . . . . . . . . .       41,000   *       135,000   *
Rose-Rich, U.S. Hwy. 90A at Lane Dr., Rosenberg . . . . . . . . . . . . . . . .      104,000           386,000
Round Rock Towne Ctr., Gattis School Rd. at A. W. Grimes Blvd., Round Rock. . .            0   #       443,000
Lake Pointe Market Center, Dalrock Rd. at Lakeview Parkway, Rowlett . . . . . .       40,000           346,000
Boswell Towne Center, Hwy. 287 at Bailey Boswell Rd., Saginaw . . . . . . . . .       26,000           176,000
Fiesta Trails, I-10 at DeZavala Rd., San Antonio. . . . . . . . . . . . . . . .      312,000         1,589,000
Oak Park Village, Nacogdoches at New Braunfels, San Antonio . . . . . . . . . .       65,000           221,000
Parliament Square, W. Ave. at Blanco, San Antonio . . . . . . . . . . . . . . .       65,000           260,000
Thousand Oaks, Thousand Oaks Dr. at Jones Maltsberg Rd., San Antonio. . . . . .      163,000           730,000
Valley View, West Ave. at Blanco Rd., San Antonio . . . . . . . . . . . . . . .       90,000           341,000
Market at Town Center, Town Center Blvd., Sugar Land. . . . . . . . . . . . . .      392,000         1,732,000
Williams Trace, Hwy. 6 at Williams Trace, Sugar Land. . . . . . . . . . . . . .      263,000         1,187,000
New Boston Road, New Boston at Summerhill, Texarkana. . . . . . . . . . . . . .       97,000           335,000
Island Market Place, 6th St. at 9th Ave., Texas City. . . . . . . . . . . . . .       27,000            90,000
Mainland, Hwy. 1765 at Hwy. 3, Texas City . . . . . . . . . . . . . . . . . . .       56,000           279,000
Palmer Plaza, F.M. 1764 at 34th St., Texas City . . . . . . . . . . . . . . . .       97,000           367,000
Broadway, S. Broadway at W. 9th St., Tyler. . . . . . . . . . . . . . . . . . .       60,000           259,000
Crossroads, I-10 at N. Main, Vidor. . . . . . . . . . . . . . . . . . . . . . .      116,000           516,000
Watauga Towne Center, Hwy. 377 at Bursey Rd., Watauga . . . . . . . . . . . . .       66,000           347,000


                                                   Table continued on next page


                                                                                  Building
                    Name and Location                                               Area           Land Area
-------------------------------------------------------------------------------  -----------       -----------
CALIFORNIA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,921,000        12,081,000
Centerwood Plaza, Lakewood Blvd. at Alondra Dr., Bellflower . . . . . . . . . .       71,000           333,000
Southampton Center, IH 780 at Southampton Rd., Benecia. . . . . . . . . . . . .      162,000           596,000
580 Marketplace, E. Castro Valley at Hwy. 580, Castro Valley. . . . . . . . . .      100,000           444,000
Chino Hills Marketplace, Chino Hills Pkwy. at Pipeline Ave., Chino Hills. . . .      320,000         1,187,000
Buena Vista Marketplace, Huntington Valley at Buena Vista St., Duarte . . . . .       91,000           322,000
Fremont Gateway Plaza, Paseo Padre Pkwy. at Walnut Ave., Fremont. . . . . . . .      195,000           650,000
Hallmark Town Center, W. Cleveland Ave. at Stephanie Ln., Madera. . . . . . . .       85,000           365,000
Menifee Town Center, Antelope Rd. at Newport Rd., Menifee . . . . . . . . . . .       79,000           658,000
Prospectors Plaza, Missouri Flat Rd. at U.S. Hwy. 50, Placerville . . . . . . .      228,000           873,000
Shasta Crossroads, Churn Creek Rd. at Dana Dr., Redding . . . . . . . . . . . .      121,000           520,000
Ralph's Redondo, Hawthorne Blvd. at 182nd St., Redondo Beach. . . . . . . . . .       67,000           431,000
Arcade Square, Watt Ave. at Whitney Ave., Sacramento. . . . . . . . . . . . . .       76,000           234,000
Discovery Plaza, W. El Camino Ave. at Truxel Rd., Sacramento. . . . . . . . . .       93,000           417,000
Summerhill Plaza, Antelope Rd. at Lichen Dr., Sacramento. . . . . . . . . . . .      134,000           704,000
Silver Creek Plaza, E. Capital Expwy. at Silver Creek Blvd., San Jose . . . . .      131,000           573,000
Rancho San Marcos, San Marcos Blvd. at Rancho Santa Fe Dr., San Marcos. . . . .      121,000           541,000
San Marcos Plaza, San Marcos Blvd. at Rancho Santa Fe Dr., San Marcos . . . . .       36,000           116,000
Stony Point Plaza, Stony Point Rd. at Hwy. 12, Santa Rosa . . . . . . . . . . .      199,000           619,000
Sunset Center, Sunset Avenue at Hwy. 12, Suisun City. . . . . . . . . . . . . .       85,000           359,000
Creekside Center, Alamo Dr. at Nut Creek Rd., Vacaville . . . . . . . . . . . .      116,000           400,000
Westminster Center, Westminster Blvd. at Golden West St., Westminster . . . . .      411,000         1,739,000

FLORIDA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,094,000        13,573,000
Boca Lyons, Glades Rd. at Lyons Rd., Boca Raton . . . . . . . . . . . . . . . .      117,000           544,000
Sunset 19, U.S. Hwy. 19 at Sunset Pointe Rd., Clearwater. . . . . . . . . . . .      273,000         1,078,000
Embassy Lakes, Sheraton St. at Hiatus Rd., Cooper City. . . . . . . . . . . . .      132,000           618,000
Hollywood Hills Plaza, Hollywood Blvd. at North Park Rd., Hollywood . . . . . .      365,000         1,429,000
Argyle Village, Blanding at Argyle Forest Blvd., Jacksonville . . . . . . . . .      305,000         1,329,000
Lake Washington Square, Wickham Rd. at Lake Washington Rd., Melbourne . . . . .      112,000           688,000
Tamiami Trail Shops, S.W. 8th St. at S.W. 137th Ave., Miami . . . . . . . . . .      111,000           515,000
Northridge, E. Commercial Blvd. at Dixie Hwy., Oakland Park . . . . . . . . . .      234,000           901,000
Colonial Plaza, E. Colonial Dr. at Primrose Dr., Orlando. . . . . . . . . . . .      488,000         2,009,000
Market at Southside, Michigan Ave. at Delaney Ave., Orlando . . . . . . . . . .       97,000           348,000
Westland Terrace Plaza, SR 50 at Apopka Vineland Rd., Orlando . . . . . . . . .       68,000           312,000
University Palms, Alafaya Trail at McCullough Rd., Oveido . . . . . . . . . . .       99,000           522,000
Publix at Laguna Isles, Sheridan St. at SW 196th Ave., Pembroke Pines . . . . .       69,000           400,000
Pembroke Commons, University at Pines Blvd., Pembroke Pines . . . . . . . . . .      316,000         1,394,000
Vizcaya Square, Nob Hill Rd. at Cleary Blvd., Plantation. . . . . . . . . . . .      108,000           521,000
Venice Pines Plaza, Center Rd. at Jacaranda Blvd., Venice . . . . . . . . . . .       97,000           565,000
Winter Park Corners, Aloma Ave. at Lakemont Ave., Winter Park . . . . . . . . .      103,000           400,000

LOUISIANA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,991,000        10,351,000
Siegen Plaza, Siegen Lane at Honore Lane, Baton Rouge . . . . . . . . . . . . .      156,000         1,000,000
Park Terrace, U.S. Hwy. 171 at Parish, DeRidder . . . . . . . . . . . . . . . .      137,000           520,000
Town & Country Plaza, U.S. Hwy. 190 West, Hammond . . . . . . . . . . . . . . .      215,000           915,000
Manhattan Place, Manhattan Place at Gretna Blvd., Harvey. . . . . . . . . . . .       61,000           894,000


                                                   Table continued on next page


                                                                                  Building
                    Name and Location                                               Area           Land Area
-------------------------------------------------------------------------------  -----------       -----------

LOUISIANA, (CONT'D.)
Ambassador Plaza, Ambassador Caffery at W. Congress, Lafayette. . . . . . . . .       29,000           196,000
River Marketplace, Ambassador Caffery at Kaliste Saloom, Lafayette. . . . . . .      109,000         1,031,000
Westwood Village, W. Congress at Bertrand, Lafayette. . . . . . . . . . . . . .      141,000           942,000
Conn's Building, Ryan at 17th St., Lake Charles . . . . . . . . . . . . . . . .       23,000            36,000
14/Park Plaza, Hwy. 14 at General Doolittle, Lake Charles . . . . . . . . . . .      207,000           654,000
Kmart Plaza, Ryan St., Lake Charles . . . . . . . . . . . . . . . . . . . . . .      105,000   *       406,000   *
Prien Lake Plaza, Prien Lake Rd. at Nelson Rd., Lake Charles. . . . . . . . . .      104,000           730,000
Southgate, Ryan at Eddy, Lake Charles . . . . . . . . . . . . . . . . . . . . .      171,000           628,000
Danville Plaza, Louisville at 19th, Monroe. . . . . . . . . . . . . . . . . . .      143,000           539,000
Orleans Station, Paris, Robert E. Lee at Chatham, New Orleans . . . . . . . . .        5,000            31,000
Southgate, 70th at Mansfield, Shreveport. . . . . . . . . . . . . . . . . . . .       73,000           359,000
University Place, 70th Street at Youree Dr., Shreveport . . . . . . . . . . . .      199,000         1,077,000
Westwood, Jewella at Greenwood, Shreveport . . . . . . . .  . . . . . . . . . .      113,000           393,000

NEVADA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,912,000         8,440,000
Eastern Horizon, Eastern Ave. at  Horizon Ridge Pkwy., Henderson. . . . . . . .       67,000           478,000
Francisco Centre, E. Desert Inn Rd. at S. Eastern Ave., Las Vegas . . . . . . .      116,000           639,000
Mission Center, Flamingo Rd. at Maryland Pkwy., Las Vegas . . . . . . . . . . .      152,000           570,000
Paradise Marketplace, Flamingo Rd. at Sandhill, Las Vegas . . . . . . . . . . .      149,000           536,000
Rainbow Plaza, Rainbow Blvd. at Charleston Blvd., Las Vegas . . . . . . . . . .      410,000         1,548,000
Rancho Towne & Country, Rancho Dr. at Charleston Blvd., Las Vegas . . . . . . .       87,000           350,000
Tropicana Beltway, Tropicana Beltway at Fort Apache Rd., Las Vegas. . . . . . .       58,000   *       733,000   *
Tropicana Marketplace, Tropicana at Jones Blvd., Las Vegas. . . . . . . . . . .      143,000           519,000
Westland Fair, Charleston Blvd. At Decatur Blvd., Las Vegas . . . . . . . . . .      566,000         2,346,000
College Park, E. Lake Mead Blvd. at Civic Ctr. Dr., North Las Vegas . . . . . .      164,000           721,000

NORTH CAROLINA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,468,000         7,003,000
Capital Square, Capital Blvd. at Huntleigh Dr., Cary. . . . . . . . . . . . . .      157,000           607,000
High House Crossing, NC Hwy. 55 at Green Level W. Rd., Cary . . . . . . . . . .       90,000           606,000
Northwoods Market, Maynard Rd. at Harrison Ave., Cary . . . . . . . . . . . . .       78,000           431,000
Parkway Pointe, Cory Parkway and S. R. 1011, Cary . . . . . . . . . . . . . . .       80,000           461,000
Durham Festival, Hillsborough Rd. at LaSalle St., Durham. . . . . . . . . . . .      134,000           487,000
Mineral Springs Village, Mineral Springs Rd. at Wake Forest Rd., Durham . . . .       58,000           572,000
Avent Ferry, Avent Ferry Rd. at Gorman St., Raleigh . . . . . . . . . . . . . .      112,000           669,000
Falls Pointe, Neuce Rd. at Durant Rd., Raleigh. . . . . . . . . . . . . . . . .      103,000           658,000
Six Forks Station, Six Forks Rd. at Strickland Rd., Raleigh . . . . . . . . . .      468,000         1,843,000
Stonehenge Market, Creedmoor Rd. at Bridgeport Dr., Raleigh . . . . . . . . . .      188,000           669,000

ARIZONA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,327,000         6,442,000
Palmilla Center, Dysart Rd. at McDowell Rd., Avondale . . . . . . . . . . . . .      104,000           264,000
University Plaza, Plaza Way at Milton Rd., Flagstaff. . . . . . . . . . . . . .      162,000           919,000
Val Vista Towne Center, Warner at Val Vista Rd., Gilbert. . . . . . . . . . . .       93,000           366,000
Arrowhead Festival, 75th Ave. at W. Bell Rd., Glendale. . . . . . . . . . . . .       30,000           157,000
Fry's Ellsworth Plaza, Broadway Rd. at Ellsworth Rd., Mesa. . . . . . . . . . .        9,000            58,000
Monte Vista Village Center, Baseline Rd. at Ellsworth Rd., Mesa . . . . . . . .            0   #       353,000
Red Mountain Gateway, Power Rd. at McKellips Rd., Mesa. . . . . . . . . . . . .       70,000           353,000


                                                   Table continued on next page


                                                                                  Building
                    Name and Location                                               Area           Land Area
-------------------------------------------------------------------------------  -----------       -----------
ARIZONA, (CONT'D.)
Camelback Village Square, Camelback at 7th Avenue, Phoenix. . . . . . . . . . .      135,000           543,000
Laveen Village Market, Baseline Rd. at 51st St., Phoenix. . . . . . . . . . . .            0   #       346,000
Squaw Peak Plaza, 16th Street at Glendale Ave., Phoenix . . . . . . . . . . . .       61,000           220,000
Rancho Encanto, 35th Avenue at Greenway Rd., Phoenix. . . . . . . . . . . . . .       71,000           259,000
Fountain Plaza, 77th St. at McDowell, Scottsdale. . . . . . . . . . . . . . . .      112,000           460,000
Broadway Marketplace, Broadway at Rural, Tempe. . . . . . . . . . . . . . . . .       83,000           347,000
Basha Valley Plaza, S. McClintock at E. Southern, Tempe . . . . . . . . . . . .      145,000           570,000
Pueblo Anozira, McClintock Dr. at Guadalupe Rd., Tempe. . . . . . . . . . . . .      152,000           769,000
Desert Square Shopping Center, Golf Links at Kolb, Tucson . . . . . . . . . . .      100,000           458,000

NEW MEXICO, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      952,000         4,024,000
Eastdale, Candelaria Rd. at Eubank Blvd., Albuquerque . . . . . . . . . . . . .      111,000           601,000
North Towne Plaza, Academy Rd. at Wyoming Blvd., Albuquerque. . . . . . . . . .      103,000           607,000
Pavilions at San Mateo, I-40 at San Mateo, Albuquerque (30%). . . . . . . . . .       59,000   *       237,000   *
Valle del Sol, Isleta Blvd. at Rio Bravo, Albuquerque . . . . . . . . . . . . .      106,000           475,000
Wyoming Mall, Academy Rd. at Northeastern, Albuquerque. . . . . . . . . . . . .      326,000         1,309,000
DeVargas, N. Guadalupe at Paseo de Peralta, Santa Fe. . . . . . . . . . . . . .      247,000           795,000

COLORADO, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      905,000         4,393,000
Aurora City Place, E. Alameda at I225, Aurora . . . . . . . . . . . . . . . . .      173,000   *     1,130,000   *
Bridges at Smoky Hill, Smoky Hill Rd. at S. Picadilly St., Aurora . . . . . . .       10,000   *       137,000   *
Carefree, Academy Blvd. at N. Carefree Circle, Colorado Springs . . . . . . . .      127,000           460,000
Academy Place, Academy Blvd. at Union Blvd., Colorado Springs . . . . . . . . .       84,000           404,000
Green Valley Ranch, Tower Rd. at 48th Ave., Denver (38%). . . . . . . . . . . .        5,000   *       171,000   *
Lowry Town Center, 2nd Ave. at Lowry Ave., Denver . . . . . . . . . . . . . . .       39,000   *       123,000   *
Gold Creek Center, Hwy. 86 at Elizabeth St., Elizabeth. . . . . . . . . . . . .       13,000   *        79,000   *
City Center Englewood, S. Santa Fe at Hampden Ave., Englewood . . . . . . . . .      219,000           452,000
University Park, Highlands Ranch at University Blvd., Highlands Ranch (40%) . .       35,000   *       214,000   *
Crossing at Stonegate, Jordan Rd. at Lincoln Ave., Parker (37.5%) . . . . . . .       45,000   *       327,000   *
Thorncreek Crossing, Washington St. at 120th St., Thornton. . . . . . . . . . .      106,000   *       578,000   *
Westminster Plaza, North Federal Blvd. at 72nd Ave., Westminster. . . . . . . .       49,000   *       318,000   *

KANSAS, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      784,000         3,418,000
West State Plaza, State Ave. at 78th St., Kansas City . . . . . . . . . . . . .       94,000           401,000
Regency Park, 93rd St. at Metcalf Ave., Overland Park . . . . . . . . . . . . .      202,000           742,000
Westbrooke Village, Quivira Rd. at 75th St., Shawnee. . . . . . . . . . . . . .      237,000         1,270,000
Shawnee Village, Shawnee Mission Pkwy. at Quivera Rd., Shawnee. . . . . . . . .      135,000           561,000
Kohl's, Wanamaker Rd. at S.W. 17th St., Topeka. . . . . . . . . . . . . . . . .      116,000           444,000

OKLAHOMA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      702,000         3,173,000
Bryant Square, Bryant Ave. at 2nd St., Edmond . . . . . . . . . . . . . . . . .      282,000         1,259,000
Market Boulevard, E. Reno Ave. at N. Douglas Ave., Midwest City . . . . . . . .       36,000           142,000
Town & Country, Reno Ave. at North Air Depot, Midwest City. . . . . . . . . . .      138,000           540,000
Windsor Hills Center, Meridian at Windsor Place, Oklahoma City. . . . . . . . .      246,000         1,232,000


                                                   Table continued on next page


                                                                                  Building
                    Name and Location                                               Area           Land Area
-------------------------------------------------------------------------------  -----------       -----------
ARKANSAS, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      679,000         2,700,000
Evelyn Hills, College Ave. at Abshier, Fayetteville . . . . . . . . . . . . . .      155,000           750,000
Broadway Plaza, Broadway at W. Roosevelt, Little Rock . . . . . . . . . . . . .       16,000            48,000
Geyer Springs, Geyer Springs at Baseline, Little Rock . . . . . . . . . . . . .      153,000           414,000
Markham Square, W. Markham at John Barrow, Little Rock. . . . . . . . . . . . .      127,000           514,000
Markham West, 11400 W. Markham, Little Rock . . . . . . . . . . . . . . . . . .      178,000           768,000
Westgate, Cantrell at Bryant, Little Rock . . . . . . . . . . . . . . . . . . .       50,000           206,000

TENNESSEE, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      520,000         2,089,000
Bartlett Towne Center, Bartlett Blvd. at Stage Rd., Bartlett. . . . . . . . . .      179,000           774,000
Commons at Dexter Lake, Dexter at N. Germantown, Memphis. . . . . . . . . . . .      167,000           671,000
Highland Square, Summer at Highland, Memphis. . . . . . . . . . . . . . . . . .       20,000            84,000
Summer Center, Summer Ave. at Waling Rd., Memphis . . . . . . . . . . . . . . .      154,000           560,000

GEORGIA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      326,000         1,423,000
Brookwood Square, East-West Connector and Austell Rd., Austell. . . . . . . . .      253,000           971,000
Sandy Plains Exchange, Sandy Plains at Scufflegirt, Marietta. . . . . . . . . .       73,000           452,000

UTAH, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      273,000         1,361,000
Alpine Valley Center, Main St. at Stale St., American Fork (33%). . . . . . . .        1,000   *       148,000   *
Taylorsville Town Center, West 4700 South at Redwood Rd., Taylorsville. . . . .       94,000           399,000
West Jordan Town Center, West 7000 South at S. Redwood Rd., West Jordan . . . .      178,000           814,000

MISSOURI, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      338,000         1,101,000
Ballwin Plaza, Manchester Rd. at Vlasis Dr., Ballwin. . . . . . . . . . . . . .      203,000           653,000
PineTree Plaza, U.S. Hwy. 50 at Hwy. 291, Lee's Summit. . . . . . . . . . . . .      135,000           448,000

MAINE, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      249,000           963,000
The Promenade, Essex at Summit, Lewiston. . . . . . . . . . . . . . . . . . . .      249,000           963,000

MISSISSIPPI, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      117,000           581,000
Southaven Commons, Goodman Rd. at Swinnea Rd., Southaven. . . . . . . . . . . .      117,000           581,000

ILLINOIS, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      273,000         1,268,000
Lincoln Place Centre, Hwy. 59, Fairview Heights . . . . . . . . . . . . . . . .      103,000           503,000
Lincoln Place II, Route 159 at Hwy 50, Fairview Heights . . . . . . . . . . . .      170,000           765,000


                                                   Table continued on next page


                                                                                  Building
                    Name and Location                                               Area           Land Area
-------------------------------------------------------------------------------  -----------       -----------

                        INDUSTRIAL

HOUSTON AND HARRIS COUNTY, TOTAL. . . . . . . . . . . . . . . . . . . . . . . .    3,403,000         9,907,000
Beltway 8 Business Park, Beltway 8 at Petersham Dr. . . . . . . . . . . . . . .      158,000           499,000
Blankenship Building, Kempwood Drive. . . . . . . . . . . . . . . . . . . . . .       59,000           175,000
Brookhollow Business Center, Dacoma at Directors Row. . . . . . . . . . . . . .      133,000           405,000
Cannon/So. Loop Business Park, Cannon Street (20%). . . . . . . . . . . . . . .       59,000   *        96,000   *
Central Park North, W. Hardy Rd. at Kendrick Dr.. . . . . . . . . . . . . . . .      155,000           466,000
Central Park Northwest VI, Central Pkwy. at Dacoma. . . . . . . . . . . . . . .      175,000           518,000
Central Park Northwest VII, Central Pkwy. at Dacoma . . . . . . . . . . . . . .      103,000           283,000
Claywood Industrial Park, Clay at Hollister . . . . . . . . . . . . . . . . . .      330,000         1,761,000
Crosspoint Warehouse, Crosspoint. . . . . . . . . . . . . . . . . . . . . . . .       73,000           179,000
Jester Plaza, West T.C. Jester. . . . . . . . . . . . . . . . . . . . . . . . .      101,000           244,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr.. . . . . . . . . . . . . .      113,000           327,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr. (20%). . . . . . . . . . .       42,000   *       106,000   *
Lathrop Warehouse, Lathrop St. at Larimer St. (20%) . . . . . . . . . . . . . .       51,000   *        87,000   *
Navigation Business Park, Navigation at N. York (20%) . . . . . . . . . . . . .       47,000   *       111,000   *
Northway Park II, Loop 610 East at Homestead (20%). . . . . . . . . . . . . . .       61,000   *       149,000   *
Park Southwest, Stancliff at Brooklet . . . . . . . . . . . . . . . . . . . . .       52,000           160,000
Railwood Industrial Park, Market at U.S. 90 (20%) . . . . . . . . . . . . . . .       60,000   *       112,000   *
Railwood Industrial Park, Mesa at U.S. 90 . . . . . . . . . . . . . . . . . . .      616,000         1,651,000
Railwood Industrial Park, Mesa at U.S. 90 (20%) . . . . . . . . . . . . . . . .       99,000   *       213,000   *
South Loop Business Park, S. Loop at Long Dr. . . . . . . . . . . . . . . . . .       46,000   *       103,000   *
Southport Business Park 5, South Loop 610 . . . . . . . . . . . . . . . . . . .      161,000           358,000
Southwest Park II, Rockley Road . . . . . . . . . . . . . . . . . . . . . . . .       68,000           216,000
Stonecrest Business Center, Wilcrest at Fallstone . . . . . . . . . . . . . . .      111,000           308,000
West-10 Business Center, Wirt Rd. at I-10 . . . . . . . . . . . . . . . . . . .      141,000           331,000
West-10 Business Center II, Wirt Rd. at I-10. . . . . . . . . . . . . . . . . .       83,000           149,000
Westgate Service Center, Park Row Dr. at Whiteback Dr.. . . . . . . . . . . . .      119,000           499,000
West Loop Commerce Center, W. Loop N. at I-10 . . . . . . . . . . . . . . . . .       34,000            91,000
610 and 11th St. Warehouse, Loop 610 at 11th St.. . . . . . . . . . . . . . . .      105,000           202,000
610 and 11th St. Warehouse, Loop 610 at 11th St. (20%). . . . . . . . . . . . .       48,000   *       108,000   *

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL . . . . . . . . . . . . . . . . .    2,782,000         6,999,000
Randol Mill Place, Randol Mill Road, Arlington. . . . . . . . . . . . . . . . .       55,000           178,000
Braker 2 Business Center, Kramer Ln. at Metric Blvd., Austin. . . . . . . . . .       27,000            93,000
Corporate Center I & II, Putnam Dr. at Research Blvd., Austin . . . . . . . . .      117,000           326,000
Oak Hills Industrial Park, Industrial Oaks Blvd., Austin. . . . . . . . . . . .       90,000           340,000
Rutland 10 Business Center, Metric Blvd. At Centimeter Circle, Austin . . . . .       54,000           139,000
Southpark A,B,C., East St. Elmo Rd. at Woodward St., Austin . . . . . . . . . .       78,000           238,000
Southpoint Service Center, Burleson at Promontory Point Dr., Austin . . . . . .       54,000           234,000
Walnut Creek Office Park, Cameron Rd., Austin . . . . . . . . . . . . . . . . .       34,000           122,000
Wells Branch Corporate Center, Wells Branch Pkwy., Austin . . . . . . . . . . .       60,000           183,000
Midway Business Center, Midway at Boyington, Carrollton . . . . . . . . . . . .      142,000           309,000
Manana Office Center, I-35 at Manana, Dallas. . . . . . . . . . . . . . . . . .      223,000           473,000
Newkirk Service Center, Newkirk near N.W. Hwy., Dallas. . . . . . . . . . . . .      106,000           223,000


                                                    Table continued on next page


                                                                                  Building
                    Name and Location                                               Area           Land Area
-------------------------------------------------------------------------------  -----------       -----------
                   INDUSTRIAL (CONT'D)

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), (CONT'D)
Northaven Business Center, Northaven Rd., Dallas. . . . . . . . . . . . . . . .      151,000           178,000
Northeast Crossing Off/Svc Ctr., East N.W. Hwy. at Shiloh, Dallas . . . . . . .       79,000           199,000
Northwest Crossing Off/Svc Ctr., N.W. Hwy. at Walton Walker, Dallas . . . . . .      127,000           290,000
Redbird Distribution Center, Joseph Hardin Drive, Dallas. . . . . . . . . . . .      111,000           234,000
Regal Distribution Center, Leston Avenue, Dallas. . . . . . . . . . . . . . . .      203,000           318,000
Space Center Industrial Park, Pulaski St. at Irving Blvd., Dallas . . . . . . .      265,000           426,000
Walnut Trails Business Park, Walnut Hill Lane, Dallas . . . . . . . . . . . . .      103,000           311,000
DFW-Port America, Port America Place, Grapevine . . . . . . . . . . . . . . . .       45,000           110,000
Jupiter Service Center, Jupiter near Plano Pkwy., Plano . . . . . . . . . . . .       78,000           234,000
Sherman Plaza Business Park, Sherman at Phillips, Richardson. . . . . . . . . .      100,000           312,000
Interwest Business Park, Alamo Downs Parkway, San Antonio . . . . . . . . . . .      218,000           742,000
O'Connor Road Business Park, O'Connor Road, San Antonio . . . . . . . . . . . .      150,000           459,000
Nasa One Business Center, Nasa Road One at Hwy. 3, Webster. . . . . . . . . . .      112,000           328,000

TENNESSEE, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      972,000         2,441,000
Southwide Warehouse # 2, Federal Compress Ind. Pk., Memphis . . . . . . . . . .      124,000           279,000
Southwide Warehouse # 3, Federal Compress Ind. Pk., Memphis . . . . . . . . . .      112,000           209,000
Thomas Street Warehouse, N. Thomas Street, Memphis. . . . . . . . . . . . . . .      165,000           423,000
Crowfarn Drive Warehouse, Crowfarn Dr. at Getwell Rd., Memphis. . . . . . . . .      161,000           316,000
Outland Business Center, Outland Center Dr., Memphis. . . . . . . . . . . . . .      410,000         1,214,000

FLORIDA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      759,000         1,872,000
Lakeland Industrial Ctr., I-4 at County Rd., Lakeland . . . . . . . . . . . . .      600,000         1,535,000
1801 Massaro, 1801 Massaro Blvd., Tampa . . . . . . . . . . . . . . . . . . . .      159,000           337,000

GEORGIA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,268,000         3,414,000
Atlanta Industrial Park, Atlanta Industrial Dr., Atlanta. . . . . . . . . . . .      502,000         1,559,000
Sears Logistics, 3700 Southside Industrial Way, Atlanta . . . . . . . . . . . .      403,000           890,000
6485 Crescent Dr., I-85 at Jimmy Carter Blvd., Norcross . . . . . . . . . . . .      363,000           965,000

NEVADA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       66,000           162,000
East Sahara Off/Svc Ctr., E. Sahara Blvd., Las Vegas. . . . . . . . . . . . . .       66,000           162,000

CALIFORNIA, TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      727,000         1,760,000
Siempre Viva Business Park, Siempre Viva Rd at Kerns St., San Diego . . . . . .      727,000         1,760,000


                                                   Table continued on next page


                                UNIMPROVED LAND

HOUSTON & HARRIS COUNTY, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . .                      2,953,000
Bissonnet at Wilcrest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        707,000
Citadel Plaza at 610 N. Loop. . . . . . . . . . . . . . . . . . . . . . . . . .                        137,000
East Orem . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        122,000
Kirkwood at Dashwood Dr.. . . . . . . . . . . . . . . . . . . . . . . . . . . .                        322,000
Mesa Rd. at Tidwell . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        901,000
Northwest Fwy. at Gessner . . . . . . . . . . . . . . . . . . . . . . . . . . .                        422,000
Redman at W. Denham . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         17,000
W. Little York at N. Houston-Rosslyn. . . . . . . . . . . . . . . . . . . . . .                         19,000
W. Little York at Interstate 45 . . . . . . . . . . . . . . . . . . . . . . . .                        161,000
W. Loop N. at I-10. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        145,000

TEXAS (EXCLUDING HOUSTON & HARRIS CO.), TOTAL . . . . . . . . . . . . . . . . .                        370,000
River Pointe Dr. at I-45, Conroe. . . . . . . . . . . . . . . . . . . . . . . .                        186,000
Hwy. 3 at Hwy. 1765, Texas City . . . . . . . . . . . . . . . . . . . . . . . .                        184,000

LOUISIANA, TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        462,000
U.S. Hwy. 171 at Parish, DeRidder . . . . . . . . . . . . . . . . . . . . . . .                        462,000


                                                    Table continued on next page


                                                                                  Building
                    Name and Location                                               Area           Land Area
-------------------------------------------------------------------------------  -----------       -----------

                       ALL PROPERTIES-BY LOCATION

GRAND TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   43,098,000       175,046,000
Houston & Harris County . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10,321,000        39,445,000
Texas (excluding Houston & Harris County) . . . . . . . . . . . . . . . . . . .   10,154,000        41,106,000
Florida . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,853,000        15,445,000
California. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,648,000        13,841,000
Louisiana . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,991,000        10,813,000
Nevada. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,978,000         8,602,000
Georgia . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,594,000         4,837,000
Tennessee . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,492,000         4,530,000
North Carolina. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,468,000         7,003,000
Arizona . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,327,000         6,442,000
New Mexico. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      952,000         4,024,000
Colorado. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      905,000         4,393,000
Kansas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      784,000         3,418,000
Oklahoma. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      702,000         3,173,000
Arkansas. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      679,000         2,700,000
Missouri. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      338,000         1,101,000
Illinois. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      273,000         1,268,000
Utah. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      273,000         1,361,000
Maine . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      249,000           963,000
Mississippi . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      117,000           581,000




ALL PROPERTIES-BY CLASSIFICATION

GRAND TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   43,098,000       175,046,000
Shopping Centers. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   33,121,000       144,706,000
Industrial. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9,977,000        26,555,000
Unimproved Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      3,785,000



Note: Total square footage includes 410,000 square feet of building area and 7,678,000 square feet of land leased from others.

          * Denotes partial ownership. WRI's interest is 50% except where noted. The square feet figures represent WRI's proportionate ownership of the entire property.

          # Denotes property under development that does not currently have rental revenues.


General. In 2003, no single property accounted for more than 2.7% of WRI's total assets or 1.8% of gross revenues. Four properties, in the aggregate, represented approximately 6.6% of our gross revenues for the year ended December 31, 2003; otherwise, none of the remaining properties accounted for more than 1.3% of our gross revenues during the same period. The weighted average occupancy rate for all of our improved properties as of December 31, 2003 was 93.3%.

Substantially all of our properties are owned directly by WRI (subject in some cases to mortgages), although our interests in some properties are held indirectly through interests in joint ventures or under long-term leases. In our opinion, our properties are well maintained and in good repair, suitable for their intended uses, and adequately covered by insurance.

Shopping Centers. As of December 31, 2003, WRI owned or operated under long-term leases, either directly or through its interest in joint ventures or partnerships, 266 shopping centers with approximately 33.1 million square feet of building area. The shopping centers were located predominantly in Texas with other locations in California, Louisiana, Arizona, Florida, Nevada, North Carolina, Tennessee, Arkansas, New Mexico, Kansas, Colorado, Utah, Oklahoma, Missouri, Illinois, Mississippi, Georgia and Maine.

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

We have approximately 6,600 separate leases with 4,800 different tenants, including national and regional supermarket chains, drugstores, discount department stores, junior department stores, other nationally or regionally known stores and a great variety of other regional and local retailers. The large number of locations offered by WRI and the types of traditional anchor tenants help attract prospective new tenants. Some of the national and regional supermarket chains, which are tenants in our centers, include Albertson's, Fiesta, Smith's (Kroger), H.E.B., Kroger, Randall's Food Markets (Safeway), Fry's Food Stores (Kroger), Ralph's (Kroger), Raley's, Publix, King Soopers (Kroger) and Safeway. In addition to these supermarket chains, WRI's nationally and regionally known retail store tenants include Target, Eckerd, Walgreen, Osco (Albertson's) and Sav-On (Albertson's) drugstores; Kmart discount stores; Bealls and Palais Royal junior department stores; Kohl's, Marshall's, Office Depot, Office Max, Staples, Babies 'R' Us, Ross Dress For Less, Stein Mart and T.J. Maxx off-price specialty stores; Academy and Sports Authority sporting goods; CompUSA, Best Buy, Conn's and Circuit City electronics stores; Cost Plus Imports; Linens 'N Things; Barnes & Noble bookstore; Border's Books; Home Depot; Lowe's; Bed, Bath & Beyond; and the following restaurant chains: Luby's and Furr's cafeterias, Arby's, Burger King, Church's Fried Chicken, Dairy Queen, Domino's, Jack-in-the-Box, CiCi Pizza, Long John Silver's, McDonald's, Olive Garden, Outback Steakhouse, Pizza Hut, Steak & Ale, Taco Bell and Whataburger. We also lease space in 3,000 to 20,000 square foot areas to national chains such as the Limited Store, The Gap, Old Navy, Eddie Bauer and Radio Shack. Some other merchants in our portfolio include Al's Formal Wear, Anna's Linens, TGF Haircutters, Big Lots, Jason's Deli, Dollar General, Dress Barn, Family Dollar, Shoe Cents, Fashion Bug, GNC, Goodyear Tire, Luther's Bar-B-Q, Mattress Firm, Fantastic Sam's, Paper Warehouse, Rent-A-Center, Sally Beauty, Souper Salad, Black Eyed Pea, Men's Wearhouse and Tuesday Morning. The diversity of our tenant base is also evidenced by the fact that our largest tenant (Kroger) accounted for only 3.2% of rental revenues during 2003.

In the ordinary course of business, WRI has tenants that filed for bankruptcy protection, such as Kmart, Service Merchandise, One Price Clothing Stores and FAO Schwartz. The communication and timing of store closings varies by retailer; however, we believe the effect of these bankruptcies will not have a material impact on our financial position or results of operations. Also, we would not expect other retailer bankruptcies to have a significant effect on the liquidity of WRI, due to the significant diversification of our tenant base, where no one tenant represents more than 3.2% of our rental revenues.

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

During 2003, WRI invested $307.8 million in the acquisition of 15 shopping centers totaling 2.6 million square feet. Additionally, we acquired an 88,000 square foot retail property through an investment of $9.2 million in a 40%-owned unconsolidated joint venture.

In February 2003, we completed the acquisition of Rancho San Marcos Village, a 121,000 square foot shopping center anchored by Von's (Safeway) and 24-Hour Fitness. The center is located in San Marcos, California.

In April 2003, we acquired Hollywood Hills Plaza, a 365,000 square foot shopping center anchored by Publix, Target and Eckerd Drug. The center is located in Hollywood, Florida.

In June 2003, we completed the acquisition of Lincoln Place II, a 168,000 square foot shopping center anchored by Marshall's, Linens N Things, Office Depot, Old Navy and Ultimate Electronics. The center is located in Fairview Heights, Illinois, a St. Louis, Missouri suburb. Also in June 2003, we acquired Tamiami Trail Shops, a 111,000 square foot center located in Miami, Florida. Publix and Eckerd Drug anchor this center.

In August 2003, we acquired Thousand Oaks Shopping Center located in San Antonio, Texas. An HEB Supermarket, Palais Royal and Tuesday Morning anchor this 163,000 square foot center.

In September 2003, we acquired Fiesta Trails Shopping Center located in San Antonio, Texas and Durham Festival located in Durham, North Carolina. Fiesta Trails Shopping Center is a 312,000 square foot shopping center anchored by Barnes & Noble, Marshall's, OfficeMax, Regal Cinemas and Steinmart. This shopping center also includes an HEB Supermarket and a Target, which are corporate-owned. Durham Festival is a 134,000 square foot shopping center anchored by Kroger.

In October 2003, we acquired five retail properties. Sandy Plains Exchange is a 73,000 square foot center located in Marietta, Georgia, a suburb of Atlanta, and is anchored by Publix supermarket. Westland Terrace in Orlando, Florida is a 68,000 square foot center anchored by a corporate-owned Super Target. Overton Park is an Albertson's-anchored 351,000 square foot center located in Fort Worth, Texas. Publix at Laguna Isles is a 69,000 square foot shopping center located in Pembroke Pines, Florida and is anchored by Publix. University Palms is a 99,000 square foot shopping center anchored by Publix and Blockbuster and is located in Oveido, Florida.

In December 2003, we acquired Brookwood Square, a 253,000 square foot shopping center anchored by Home Depot, Staples and Marshall's, which is located in Austell, Georgia, a suburb of Atlanta. Also in December, we acquired two retail centers in Utah, the 19th state in which WRI operates. West Jordan Town Center is a 178,000 square foot center located in West Jordan, Utah, and Taylorsville Town Center is a 94,000 square foot center located in Taylorsville, Utah. Both shopping centers are located in the greater Salt Lake City area-suburbs.

In 2003, WRI acquired land at three separate locations for the development of retail shopping centers. One acquisition was made through a joint venture. This joint venture is accounted for using the equity method of accounting, as WRI has the ability to exercise significant influence, but does not have financial or operating control. We currently have 13 retail developments underway which, upon completion, will represent an investment of approximately $129 million and will add 944,000 square feet to the portfolio. These projects will come on-line during 2004.

Industrial Properties. At December 31, 2003, WRI owned, either directly or through its interest in joint ventures or partnerships, 61 industrial projects with approximately 10.0 million square feet of building area. Its properties are located in Texas, Nevada, Georgia, Florida, California and Tennessee. During 2003, WRI invested $96.8 million in the acquisition of five industrial properties totaling 1.9 million square feet.

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

In December 2003, Westgate Service Center, located in Houston, Texas, was acquired. This three-building office service center complex is comprised of 119,000 square feet.

Also in 2003, we completed the construction of a 300,000 square foot state-of-the-art distribution warehouse located in Houston, Texas in a 20% unconsolidated limited partnership.

Unimproved Land. At December 31, 2003, WRI owned 13 parcels of unimproved land consisting of approximately 3.8 million square feet of land area located in Texas and Louisiana. These properties include approximately 2.0 million square feet of land adjacent to certain of our existing developed properties, which may be used for expansion of these developments, as well as approximately 1.8 million square feet of land, which may be used for new development. Almost all of these unimproved properties are served by roads and utilities and are ready for development. Most of these parcels are suitable for development as shopping centers or industrial projects, and WRI intends to emphasize the development of these parcels for such purpose.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SHAREHOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES OF BENEFICIAL INTEREST AND RELATED SHAREHOLDER MATTERS

WRI's common shares are listed and traded on the New York Stock Exchange under the symbol "WRI". The number of holders of record of our common shares as of February 20, 2004 was 3,387. The closing high and low sale prices per common share, as reported on the New York Stock Exchange, and dividends per share paid for the fiscal quarters indicated were as follows:


                                      HIGH       LOW      DIVIDENDS
                                     --------  --------  ----------
2003:
        Fourth. . . . . . . . . . . .$ 45.87   $ 42.59    $ 0.585
        Third . . . . . . . . . . . .  46.05     41.95      0.585
        Second. . . . . . . . . . . .  42.42     39.50      0.585
        First . . . . . . . . . . . .  40.40     35.70      0.585

2002:
        Fourth. . . . . . . . . . . .$ 38.25   $ 34.45    $ 0.555
        Third . . . . . . . . . . . .  38.64     30.85      0.555
        Second. . . . . . . . . . . .  36.90     33.55      0.555
        First . . . . . . . . . . . .  34.43     32.13      0.555


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


                                                       (Amounts in thousands, except per share amounts)
                                                                   Year Ended December 31,
                                                 2003         2002         2001         2000         1999
                                              -----------  -----------  -----------  -----------  -----------
Revenues (primarily real estate rentals) . . .$  419,160   $  363,087   $  306,808   $  243,068   $  219,129
                                              -----------  -----------  -----------  -----------  -----------
Expenses:
    Depreciation and amortization. . . . . . .    94,108       77,822       66,434       52,856       47,501
    Interest . . . . . . . . . . . . . . . . .    88,871       65,863       54,473       43,190       32,982
    Other. . . . . . . . . . . . . . . . . . .   129,134      110,456       94,368       74,818       67,774
                                              -----------  -----------  -----------  -----------  -----------
        Total. . . . . . . . . . . . . . . . .   312,113      254,141      215,275      170,864      148,257
                                              -----------  -----------  -----------  -----------  -----------

Income from operations . . . . . . . . . . . .   107,047      108,946       91,533       72,204       70,872
Equity in earnings of joint ventures . . . . .     4,743        4,043        5,547        4,143        3,654
Income allocated to minority interests . . . .    (2,723)      (3,553)        (475)        (630)        (789)
Gain on sale of properties . . . . . . . . . .       714          188        8,339          382       20,594
Discontinued operations (1). . . . . . . . . .     6,499       22,243        3,598        2,902        1,799
                                              -----------  -----------  -----------  -----------  -----------
Net income . . . . . . . . . . . . . . . . . .$  116,280   $  131,867   $  108,542   $   79,001   $   96,130
                                              ===========  ===========  ===========  ===========  ===========
Net income available to common
  shareholders . . . . . . . . . . . . . . . .$   97,880   $  112,111   $   88,839   $   58,961   $   76,537
                                              ===========  ===========  ===========  ===========  ===========
Cash flows from operations . . . . . . . . . .$  163,545   $  168,488   $  146,659   $  119,043   $  113,351
                                              ===========  ===========  ===========  ===========  ===========

Per share data - basic:
    Income before discontinued operations. . .$     1.74   $     1.73   $     1.78   $     1.40   $     1.87
    Net income . . . . . . . . . . . . . . . .$     1.86   $     2.16   $     1.85   $     1.47   $     1.91
    Weighted average number of shares. . . . .    52,534       51,911       48,104       40,163       40,035

Per share data - diluted:
    Income before discontinued operations. . .$     1.74   $     1.73   $     1.77   $     1.39   $     1.86
    Net income . . . . . . . . . . . . . . . .$     1.86   $     2.15   $     1.84   $     1.46   $     1.90
    Weighted average number of shares. . . . .    54,383       53,360       48,369       40,397       40,335

Cash dividends per common share. . . . . . . .$     2.34   $     2.22   $     2.11   $     2.00   $     1.89

Property (at cost) . . . . . . . . . . . . . .$3,200,091   $2,695,286   $2,352,393   $1,728,414   $1,486,224
Total assets . . . . . . . . . . . . . . . . .$2,923,794   $2,423,889   $2,095,747   $1,498,477   $1,312,746
Debt . . . . . . . . . . . . . . . . . . . . .$1,810,706   $1,330,369   $1,070,835   $  792,353   $  592,978

Other data:
Funds from operations: (2)
      Net income available to common
        shareholders . . . . . . . . . . . . .$   97,880   $  112,111   $   88,839   $   58,961   $   76,537
      Depreciation and amortization. . . . . .    88,853       76,855       67,803       55,344       49,256
      Gain on sale of properties . . . . . . .    (7,273)     (18,614)      (9,795)        (382)     (20,596)
                                              -----------  -----------  -----------  -----------  -----------
                  Total. . . . . . . . . . . .$  179,460   $  170,352   $  146,847   $  113,923   $  105,197
                                              ===========  ===========  ===========  ===========  ===========


(1)     SFAS  No.  144,  "Accounting  for  the  Impairment  or  Disposal of Long-Lived Assets" requires the operating  results  and  gain  (loss)  on  the  sale of  operating  properties to  be  reported  as discontinued operations.

(2)     The  National Association of Real Estate Investment Trusts  defines funds from  operations  as  net income (loss) computed in accordance with generally accepted accounting principles, excluding gains or  losses  from  sales  of  property,  plus real estate  related  depreciation  and  amortization, and  after  adjustments for unconsolidated partnerships and joint  ventures.  In addition ,  NAREIT recommends  that  extraordinary  items  not  be  considered  in  arriving  at  FFO.  We  calculate
        FFO in  a  manner  consistent  with  the  NAREIT  definition.  We believe  FFO  is  an  appropriate supplemental measure  of  operating performance because it helps investors  compare  the  operating performance  of  our  company  relative to other  REITs.  There  can  be  no  assurance  that  FFO presented  by WRI  is comparable to similarly titled measures of other REITs. FFO  should  not  be considered  as  an  alternative  to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing  activities as a measure  of  liquidity.  FFO  does  not  reflect  working capital  changes,  cash expenditures for capital improvements  or  principal  payments  on  indebtedness.



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

EXECUTIVE  OVERVIEW

WRI focuses on increasing Funds from Operations and dividend payments to the company's common shareholders through hands-on leasing and management of the existing portfolio of properties and through disciplined growth from selective acquisitions and new developments. The company is also committed to maintaining a conservative balance sheet, a well-staggered debt maturity schedule and strong credit agency ratings.

At December 31, 2003, WRI owned or operated under long-term leases, either directly or through its interest in joint ventures or partnerships, a total of 327 developed income-producing properties located in 19 states that span the southern half of the United States from coast to coast. Included in the portfolio are 266 shopping centers and 61 industrial properties. WRI has approximately 6,600 leases and 4,800 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Leases generally include minimum lease payments (which often increase over the lease term), reimbursements of property operating expenses, including ad valorem taxes, and additional rent payments based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. The stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.

In assessing the performance of the company's properties, management carefully tracks the occupancy of the company's portfolio. Occupancy for the total portfolio was 93.3% as of year-end 2003 compared to 91.7% as of year-end 2002. Another important indicator of performance is the spread in rental rates on a same-space basis as we complete new leases and renew existing leases. In 2003, WRI completed 1,215 new leases or renewals for the year totaling 6.7 million square feet, increasing rental rates an average of 9.2% on a same-space basis. Net of capital costs, the average increase in rental rates was 5.1%.

With respect to external growth through acquisitions and new developments, management closely monitors movements in returns in relation to its blended weighted average cost of capital, the amount of product in its acquisition and new development pipelines and the geographic areas in which opportunities are present. The company purchased 16 shopping centers and five industrial properties during 2003, comprising 4.5 million square feet, and representing a total investment of $413.8 million. These purchases included six properties in Florida, four each in Georgia and Texas, two in California, one each in Colorado, Illinois and North Carolina, and two in the state of Utah. Utah represents the 19th state in which WRI operates, and was a logical expansion given WRI's geographic footprint in the southern part of the United States from coast to coast.

With  respect to new development, WRI completed 12 projects during 2003 totaling
1.1 million square feet, representing an investment of $151.1 million. As with acquisitions, management closely monitors returns on new opportunities as well as performance against underwritten returns on projects under development. Projects completed in 2003 are 97.5% leased. WRI also has 13 shopping centers in various stages of development in Arizona, Colorado, Louisiana, Nevada, Texas and Utah, and the company anticipates that the majority of them will come on-line during 2004.

Continuing its strategy of selling assets that no longer meet its ownership criteria, the company disposed of eight properties during the year. These property sales represented a total of 404,000 square feet and provided proceeds of $17.9 million, generating a gain of $6.5 million, which includes $.5 million from an unconsolidated joint venture.

Management is also committed to maintaining a strong, conservative capital structure, which provides constant access to a variety of capital sources. The strength of WRI's balance sheet is evidenced by unsecured debt ratings of "A" by Standard and Poor's and "A3" by Moody's rating services, the highest combined ratings of any public REIT. The company carefully balances obtaining low cost financing with minimizing exposure to interest rate movements, matching long-term liabilities with the long-term assets acquired or developed and maintaining adequate debt to market capitalization, fixed charge coverage and other ratios as necessary to retain our current credit ratings. In executing this strategy, the company redeemed its Series A and B Cumulative Redeemable Preferred Shares during the year through issuance of $75 million of depositary shares, each representing one-thirtieth of a 6.75% Series D Cumulative
Redeemable Preferred Share, and 2.2 million common shares of beneficial interest, respectively. The company also issued $211 million of unsecured fixed-rate medium term notes during the year with a weighted average rate of 5.2% and a weighted average term of 10.7 years.

With respect to future trends, management expects continued improvement in the performance of the existing portfolio through increased occupancy and rental rate increases as the economy trends upward. With respect to external growth, we have already closed seven acquisitions totaling $231.9 million in 2004 and have nearly $140 million of properties in the pipeline. Each of these potential acquisitions is still subject to a stringent due diligence process and, therefore, there is no assurance that any or all will be purchased. Management anticipates an increase in interest rates over the course of 2004. In managing this risk and maintaining adequate capacity to fund external growth, the company has issued $150 million of ten-year unsecured fixed-rate medium term notes with a weighted average interest rate, net of the effect of related swaps, of 5.1% thus far in 2004.

SUMMARY  OF  CRITICAL  ACCOUNTING  POLICIES

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Valuation  of  Receivables
An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon an analysis of balances outstanding, historical bad debt levels, tenant credit worthiness and current economic trends. Balances outstanding include base rents, tenant reimbursements and receivables attributable to the straight-lining of rental commitments. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy is considered in assessing the collectibility of the related receivables.

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

Upon acquisitions of real estate, the company assesses the fair value of acquired assets (including land, buildings on an "as if vacant" basis, acquired out-of-market and in-place leases, and tenant relationships) and acquired liabilities, and allocates the purchase price based on these assessments. The company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and specific market/economic conditions that may affect the property.

Property also includes costs incurred in the development of new operating properties. These costs include preacquisition costs directly identifiable with the specific project, development and construction costs, interest and real estate taxes. Indirect development costs, including salaries and benefits, travel and other related costs that are clearly attributable to the development of the property, are also capitalized. The capitalization of such costs ceases at the earlier of one year from the completion of major construction or when the property, or any completed portion, becomes available for occupancy.

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

RESULTS  OF  OPERATIONS
COMPARISON  OF  THE  YEAR ENDED DECEMBER 31, 2003 TO THE YEAR ENDED DECEMBER 31,
2002

Revenues
Total revenues increased by $56.1 million or 15.4% in 2003 ($419.2 million in 2003 versus $363.1 million in 2002). This increase resulted primarily from the increase in rental revenues of $53.6 million and other income of $2.0 million. Property acquisitions and new development activity contributed $45.7 million of the rental income increase with the remainder of $7.9 million due to the activity at our existing properties, as described below.

Occupancy (leased space) of the total portfolio increased as compared to the prior year as follows:


                                           DECEMBER 31,
                                       -------------------
                                         2003       2002
                                       --------   --------
Shopping Centers . . . . . . . . . . .   93.5%      92.5%
Industrial . . . . . . . . . . . . . .   92.4%      88.7%
Total. . . . . . . . . . . . . . . . .   93.3%      91.7%



In 2003, we completed 1,215 renewals and new leases comprising 6.7 million square feet at an average rental rate increase of 9.2%. Net of the amortized portion of capital costs for tenant improvements, the increase averaged 5.1%.

Other income increased by $2.0 million or 39.2% in 2003 ($7.1 million in 2003 versus $5.1 million in 2002). This increase is due primarily to an increase in lease cancellation payments from various tenants.

Expenses
Total expenses increased by $58.0 million or 22.8% in 2003 ($312.1 million in 2003 versus $254.1 million in 2002).

The increases in 2003 for depreciation and amortization expense ($16.3 million), operating expenses ($9.8 million) and ad valorem taxes ($3.5 million) are primarily a result of the properties acquired and developed during the year. Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues declined from 28% in 2002 to 27% in 2003.

Interest expense as reported represents the gross interest expense on our indebtedness plus interest expense on our preferred shares classified as liabilities less interest that is capitalized for properties under development and over-market interest payments on mortgages assumed through acquisitions. Interest expense as reported in 2003 increased by $23.0 million due to the combination of increased gross interest expense, increased interest expense from preferred shares, decreased interest capitalization and increased over-market interest. Gross interest expense increased by $17.3 million in 2003 due to an increase in the average debt outstanding from $1.2 billion in 2002 to $1.5 billion in 2003. This was offset by a decrease in the weighted-average interest rate between the two periods from 6.3% in 2002 to 6.2% in 2003. Interest on preferred shares increased by $3.4 million and represents the dividends paid or accrued as of December 31, 2003 on WRI's Series B and Series C Cumulative Redeemable Preferred Shares that are classified as liabilities in 2003 versus equity in 2002, as a result of the adoption of SFAS No. 150. Interest capitalized in 2003 decreased by $3.3 million versus 2002 due to completion of new development projects in 2003. Interest from our over-market mortgages increased from zero in 2002 to $1.0 million in 2003.

General and administrative expenses increased by $2.7 million or 24.3% in 2003 ($13.8 million in 2003 versus $11.1 million in 2002). This increase results primarily from normal compensation increases as well as increases in staffing necessitated by the growth in the portfolio. General and administrative expense as a percentage of rental revenues was 3% in 2003 and 2002, respectively.

Loss on early redemption of preferred shares of $2.7 million represents the unamortized original issuance costs related to the Series B Cumulative Redeemable Preferred Shares redeemed in December 2003.

Other
Equity in earnings of joint ventures increased by $.7 million or 17.5% in 2003 ($4.7 million in 2003 versus $4.0 million in 2002). This increase is due primarily to the gain on the sale of a shopping center in Lake Charles, Louisiana in a 50%-owned unconsolidated joint venture.

Income allocated to minority interests decreased by $.8 million or 22.9% in 2003 ($2.7 million in 2003 versus $3.5 million in 2002). This decrease resulted primarily from a $1.1 million gain on the sale of a shopping center in a consolidated partnership in 2002 that did not recur in 2003. Offsetting this decrease is higher minority interest expense from the acquisition of an industrial park in Atlanta in March 2003 and seven shopping centers in Raleigh in April 2002, both of which utilized a DownREIT structure. These limited partnerships are included in our consolidated financial statements because we exercise financial and operating control.

WRI began reporting discontinued operations effective January 2002 based on the guidelines established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which broadened the definition of discontinued operations to include components of an entity whose operations and cash flows are clearly distinguishable from the rest of the entity for operational and financial reporting purposes. Income from discontinued operations decreased $15.7 million in 2003 ($6.5 million in 2003 versus $22.2 million in 2002). Included in this caption for 2003 are the operating results and gain from the disposition of seven properties in 2003 totaling 371,000 square feet of gross leasable area. Included in the 2002 amounts are the operating results and gain from the disposition of seven properties in 2002 totaling 681,000 square feet of gross leasable area plus the operating income of the seven properties sold in 2003.

RESULTS  OF  OPERATIONS
COMPARISON  OF  THE  YEAR ENDED DECEMBER 31, 2002 TO THE YEAR ENDED DECEMBER 31,
2001

Revenues
Total revenues increased by $56.3 million or 18.4% in 2002 ($363.1 million in 2002 versus $306.8 million in 2001). This increase resulted primarily from the increase in rental revenues of $55.3 million in 2002. Property acquisitions and new development contributed $53.3 million of this increase. Bad debt expense contributed $.9 million as it declined from $2.7 million in 2001 to $1.8 million in 2002 due to the recovery of previously reserved receivables. The remaining portion of the rental revenue increase is due to activity at our existing properties, as described below, offset by the effect of property dispositions in 2001.

Occupancy (leased space) of the total portfolio decreased as compared to the prior year as follows:


                                           DECEMBER 31,
                                       -------------------
                                         2002       2001
                                       --------   --------
Shopping Centers . . . . . . . . . . .   92.5%      92.8%
Industrial . . . . . . . . . . . . . .   88.7%      90.1%
Total. . . . . . . . . . . . . . . . .   91.7%      92.2%



In 2002, we completed 1,301 renewals and new leases comprising 5.1 million square feet at an average rental rate increase of 8.2%. Net of the amortized portion of capital costs for tenant improvements, the increase averaged 5.6%.

Expenses
Total expenses increased by $38.9 million or 18.1% in 2002 ($254.1 million in 2002 versus $215.3 million in 2001).

The increases in 2002 for depreciation and amortization expense ($11.4 million), operating expenses ($8.4 million) and ad valorem taxes ($6.1 million) are primarily a result of the properties acquired and developed during the year. Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues were 28% in 2002 and 2001, respectively.

Interest expense as reported represents the gross interest expense on our indebtedness less interest that is capitalized for properties under development. Gross interest expense increased by $11.3 million in 2002 due to an increase in the average debt outstanding from $927.6 million in 2001 to $1.2 billion in 2002. This was offset by a decrease in the weighted-average interest rate between the two periods from 6.9% in 2001 to 6.3% in 2002. Interest expense as reported increased $11.4 million in 2002 due primarily to the increase in gross interest expense.

General and administrative expenses increased by $1.6 million or 16.7% in 2002 ($11.1 million in 2002 versus $9.6 million in 2001), which is primarily due to normal compensation increases as well as increases in staffing necessitated by the growth in the portfolio. General and administrative expense as a percentage of rental revenues was 3% in 2002 and 2001, respectively.

Other
Equity in earnings of joint ventures decreased by $1.5 million or 27.3% in 2002 ($4.0 million in 2002 versus $5.5 million in 2001). This decrease results primarily from the gain on the sale of two mini-storage warehouses in 50%-owned unconsolidated joint ventures in August 2001.

Income allocated to minority interests increased by $3.1 million in 2002 ($3.6 million in 2002 versus $.5 million in 2001). This increase is due primarily to the acquisition of seven supermarket-anchored shopping centers in the Raleigh-Durham market in April 2002 utilizing a DownREIT structure. These limited partnerships are included in our consolidated financial statements because we exercise financial and operating control. Also, $1.1 million of this increase results from a gain from the sale of a shopping center in a consolidated partnership that is reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income.

Income from discontinued operations increased $18.6 million in 2002 ($22.2 million in 2002 versus $3.6 million in 2001). Included in this caption for 2002 are the operating results and gain from the disposition of seven properties in 2002 totaling 681,000 square feet of gross leasable area plus the operating results of seven properties disposed in 2003. Included in the 2001 amounts are the operating results of the seven properties sold in 2003 and the seven properties sold in 2002.

The gain on sale of $8.3 million in continuing operations in 2001 was due primarily to the sale of nine properties. Prior to the application of SFAS No. 144, WRI reported its property dispositions in this caption.

FUNDS  FROM  OPERATIONS

The National Association of Real Estate Investment Trusts defines funds from operations as net income (loss) computed in accordance with generally accepted accounting principles, excluding gains or losses from sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. We calculate FFO in a manner consistent with the NAREIT definition. We believe FFO is an appropriate supplemental measure of operating performance because it helps investors compare the operating performance of our company relative to other REITs. There can be no assurance that FFO presented by WRI is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

Funds  from  operations  is  calculated  as  follows  (in  thousands):


                                                                                YEAR ENDED DECEMBER 31,
                                                                          ----------------------------------
                                                                             2003        2002        2001
                                                                          ----------  ----------  ----------
Net income available to common shareholders . . . . . . . . . . . . . . . $  97,880   $ 112,111   $  88,839
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .    86,913      74,870      65,940
Depreciation and amortization of unconsolidated joint ventures. . . . . .     1,940       1,985       1,863
Gain on sale of properties. . . . . . . . . . . . . . . . . . . . . . . .    (6,765)    (18,614)     (8,368)
Gain on sale of properties of unconsolidated joint ventures . . . . . . .      (508)                 (1,427)
                                                                          ----------  ----------  ----------
              Funds from operations . . . . . . . . . . . . . . . . . . .   179,460     170,352     146,847
Funds from operations attributable to operating
  partnership units . . . . . . . . . . . . . . . . . . . . . . . . . . .     4,554       3,644         180
                                                                          ----------  ----------  ----------
              Funds from operations assuming conversion of OP units . . . $ 184,014   $ 173,996   $ 147,027
                                                                          ==========  ==========  ==========


Weighted average shares outstanding - basic . . . . . . . . . . . . . . .    52,534     51,911       48,104
Effect of dilutive securities:
      Share options and awards. . . . . . . . . . . . . . . . . . . . . .       460        327          188
      Operating partnership units . . . . . . . . . . . . . . . . . . . .     1,389      1,122           77
                                                                          ----------  ----------  ----------
Weighted average shares outstanding - diluted . . . . . . . . . . . . . .    54,383      53,360      48,369
                                                                          ==========  ==========  ==========



EFFECTS  OF  INFLATION

The rate of inflation was relatively unchanged in 2003. WRI has structured its leases, however, in such a way as to remain largely unaffected should significant inflation occur. Most of the leases contain percentage rent provisions whereby WRI receives increased rentals based on the tenants' gross sales. Many leases provide for increasing minimum rentals during the terms of the leases through escalation provisions. In addition, many of WRI's leases are for terms of less than ten years, which allows WRI to adjust rental rates to changing market conditions when the leases expire. Most of WRI's leases also require the tenants to pay their proportionate share of operating expenses and ad valorem taxes. As a result of these lease provisions, increases due to inflation, as well as ad valorem tax rate increases, generally do not have a significant adverse effect upon WRI's operating results.

CAPITAL  RESOURCES  AND  LIQUIDITY

WRI anticipates that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements. Cash on hand, internally-generated cash flow, borrowings under our existing credit facilities, issuance of secured and unsecured debt, as well as other debt and equity alternatives, should provide the necessary capital to maintain and operate our properties, refinance debt maturities and achieve planned growth, which are WRI's primary liquidity needs.

Investing  Activities  -  Acquisitions
During 2003, WRI invested $404.6 million in the acquisition of operating properties of which $307.8 million was invested in shopping centers and $96.8 million was invested in industrial properties. Additionally, we acquired a retail property through an investment of $9.2 million in a 40%-owned unconsolidated joint venture. We acquired 16 shopping centers adding 2.6 million square feet and five industrial properties adding 1.9 million square feet to our portfolio. Non-recourse secured debt totaling $180.2 million, of which $25.2 million is held by joint ventures or partnerships in which we participate, was assumed in conjunction with these purchases. Additionally, operating partnership units valued at $6.8 million were issued in conjunction with the purchase of three properties that used the DownREIT structure. The cash requirements for all acquisitions in 2003 were initially financed under WRI's revolving credit facilities, funded with excess cash flow from our existing portfolio of properties or with proceeds from property dispositions.

Investing  Activities  -  New  Development  and  Capital  Expenditures
With  respect to new development, WRI completed 12 projects during 2003 totaling
1.1 million square feet, representing an investment of $151.1 million. As of December 31, 2003, WRI has 13 retail developments underway in which we invested $41.3 million during 2003 and expect to invest $22.7 million in 2004. Upon completion, these projects will represent a total investment of approximately $129.0 million and will add 944,000 square feet to the portfolio. These projects will come on-line during 2004. All new development in 2003 was initially financed under WRI's revolving credit facilities, funded with excess cash flow from our existing portfolio of properties or with proceeds from property dispositions.

Capital expenditures for additions to the existing portfolio, acquisitions, and new development totaled $507.7 million in 2003 and $351.2 million in 2002.
WRI's share of capital expenditures for unconsolidated joint ventures or partnerships, including the purchase and development of properties by newly-formed joint ventures or partnerships was $20.9 million in 2003 and $1.8 million in 2002.

Financing  Activities  -  Debt
Total debt outstanding increased to $1.8 billion at December 31, 2003 from $1.3 billion at December 31, 2002, due primarily to funding of acquisitions and new development. Total debt at December 31, 2003 includes $1.5 billion on which interest rates are fixed, including the net effect of our $112.5 million of interest rate swaps, and $351.9 million which bears interest at variable rates. Additionally, debt totaling $593.7 million is secured by operating properties while the remaining $1.2 billion is unsecured.

In November 2003, WRI closed on an Amended and Restated Credit Agreement for a $400 million unsecured revolving credit facility with a syndicate of banks. The facility bears an interest rate of LIBOR plus 50 basis points. Additionally, the facility includes a competitive bid option that allows WRI to hold auctions at lower pricing for short-term funds for up to $200 million and an accordion feature, which can increase the facility amount up to $600 million at our option. WRI used $195.0 million under this facility to retire in full its outstanding obligations under a $350 million unsecured revolving credit facility and a $50 million unsecured term loan, both of which matured in November 2003. As of December 31, 2003, WRI is in full compliance with the Amended and Restated Credit Agreement currently in place. WRI also has an unsecured and uncommitted overnight credit facility totaling $20 million to be used for cash management purposes.

During the year ended December 31, 2003, WRI issued a total of $211 million of unsecured fixed-rate medium term notes with a weighted average interest rate of 5.2% and a weighted average term of 10.7 years. Subsequent to year-end, WRI issued a total of $150 million of ten-year unsecured fixed-rate medium term notes with a weighted average rate of 5.1%, including the effect of related swap transactions discussed below. Proceeds received from both the 2003 and 2004 medium term note issuances were used to pay down amounts outstanding under our revolving credit facilities. In addition, a $25 million floating-rate medium term note matured in July 2003, and a $15 million fixed-rate medium term note matured in December 2003.

WRI hedges the future cash flows of its debt transactions, as well as changes in the fair value of its debt instruments, principally through interest rate swaps with major financial institutions. As of December 31, 2003, we have two interest rate swap contracts, which fix interest rates at 7.7% on an aggregate notional amount of $20 million and expire in June 2004. We have determined that these swap contracts are highly effective in offsetting future variable interest cash flows of the revolving credit debt and, accordingly, they have been designated as cash flow hedges with a fair value, net of accrued interest, of $.6 million at December 31, 2003 and are included in Other Liabilities. Also, we have ten interest rate swap contracts with an aggregate notional amount of $92.5 million at December 31, 2003 that convert fixed interest payments at rates ranging from 6.4% to 7.4% to variable interest payments. These contracts have been designated as fair value hedges. We have determined that they are highly effective in limiting our risk of changes in the fair value of the fixed-rate notes attributable to changes in variable interest rates. The fair value of these ten interest rate swaps, net of accrued interest, at December 31, 2003 was $5.1 million and is included in Other Assets.

In December 2003, we entered into two forward-starting interest rate swaps with an aggregate notional amount of $97.0 million in anticipation of the issuance of fixed-rate medium term notes subsequent to year-end. These contracts were designated as a cash flow hedge of forecasted interest payments for $100 million of unsecured notes with a coupon of 4.9% that were sold in February 2004. Concurrent with the sale of the 4.9% notes, we settled our $97.0 million forward-starting interest rate swap contracts, resulting in a loss of $.9 million recorded in accumulated other comprehensive income. This $.9 million loss is being amortized to earnings over the life of the 4.9% notes. In January 2004, we entered into four additional forward-starting interest rate swaps with an aggregate notional amount of $194.0 million in anticipation of the issuance of fixed-rate medium term notes before April 2004. Medium term notes totaling $50 million were issued in January 2004, at which time one of the four forward-starting interest rate swaps with a notional amount of $48.5 million was settled at a loss of $.7 million.

In conjunction with acquisitions completed during 2003, we assumed $155.0 million of non-recourse debt secured by the related properties. The weighted average interest rate on this debt is 7.1%, and the weighted average remaining life is 6.6 years. Additionally, we assumed non-recourse debt secured by three properties that are held by joint ventures or partnerships in which we participate. Our share of this debt totaled $25.2 million with a weighted average interest rate of 7.6% and a weighted average remaining life of 7.5 years.

In December 2003, $88.0 million of 7.125% Series B Cumulative Redeemable Preferred Shares were redeemed from the proceeds of the common share offerings in the fourth quarter of 2003.

Financing  Activities  -  Equity
Common and preferred dividends increased to $139.3 million in 2003, compared to $135.2 million in 2002 and $123.0 million in 2001. WRI satisfied its REIT requirement of distributing at least 90% of ordinary taxable income for each of the three years ending December 31, 2003. Our dividend payout ratio on common equity for 2003, 2002 and 2001 approximated 68.8%, 67.7% and 70.4%, respectively,  based  on  funds  from  operations  for  the  applicable  year.

In April 2003, the SEC declared effective WRI's $1 billion shelf registration statement, of which $555.9 million was available as of March 2, 2004. WRI will continue to closely monitor both the debt and equity markets and carefully consider its available financing alternatives, including both public and private placements.

With respect to its preferred shares, WRI has engaged in the following transactions:

In April 2003, the company issued $75 million of depositary shares. Each depositary share represents one-thirtieth of a 6.75% Series D Cumulative Redeemable Preferred Share at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon. The depositary shares are not convertible or exchangeable for any other property or securities of WRI and are classified as equity at December 31, 2003.

The 7.44% Series A Cumulative Redeemable Preferred Shares were redeemed in May 2003 with proceeds from the April 2003 issuance of $75 million of depositary shares. The original issuance costs of $2.5 million for the Series A shares were reported as a deduction in arriving at Net Income Available to Common Shareholders.

The 7.125% Series B Cumulative Redeemable Preferred Shares were redeemed in December 2003 with proceeds from common share offerings in the fourth quarter of 2003. Due to the adoption of SFAS No. 150 in the third quarter of 2003, these shares were reclassified from equity to liabilities. The unamortized original issuance costs of $2.7 million for these shares were reported as a loss in arriving at Operating Income.

The 7.0% Series C Cumulative Redeemable Preferred Shares remain outstanding as of December 31, 2003, have a liquidation value of $50 per share, and, due to the adoption of SFAS No. 150 in the third quarter of 2003, were reclassified from equity to liabilities.

In October 2003, we issued 1.2 million common shares of beneficial interest. Net proceeds to WRI totaled $50.9 million based on a price of $45.50 per share. In November 2003, we issued an additional 1.0 million common shares of beneficial interest. Net proceeds to WRI totaled $44.5 million based on a price of $45.70 per share. The proceeds from the above offerings were used primarily to redeem our Series B preferred shares.

In March 2004, we issued an additional 2.4 million common shares of beneficial interest. Net proceeds to WRI totaled $118.0 million based on a price of $50.46 per share. The proceeds from this offering will be used primarily to redeem our Series C preferred shares on April 1, 2004.

CONTRACTUAL  OBLIGATIONS

The following table summarizes the company's principal contractual obligations as of December 31, 2003 (in thousands):


                                           2004       2005       2006       2007       2008     Thereafter      Total
                                         ---------  ---------  ---------  ---------  ---------  -----------  -----------
Unsecured Debt: (1)
      Medium Term Notes . . . . . . . . .$  50,000  $  52,500  $  37,000  $  79,000  $  36,000  $   500,500  $   755,000
      7% 2011 Bonds . . . . . . . . . . .                                                           200,000      200,000
      Revolving Credit Facilities . . . .   18,050               241,000                                         259,050

Secured Debt. . . . . . . . . . . . . . .   53,412     21,824     21,063     19,378    163,682      314,349      593,708

Ground Lease Payments . . . . . . . . . .    1,468      1,310      1,075        904        874       22,986       28,617

Construction Contracts on
  Development Projects. . . . . . . . . .   22,651                                                                22,651

                                         ---------  ---------  ---------  ---------  ---------  -----------  -----------
Total Contractual Obligations . . . . . .$ 145,581  $  75,634  $ 300,138  $  99,282  $ 200,556  $ 1,037,835  $ 1,859,026
                                         =========  =========  =========  =========  =========  ===========  ===========
________

(1)    Total  unsecured  debt obligations as shown above are $2.9 million less than total unsecured debt as reported  due  to  amortization  of  the  discount on medium term notes and the fair value of interest rate swaps.



As of year-end 2003 and 2002, WRI did not have any off-balance sheet arrangements.

NEW  ACCOUNTING  PRONOUNCEMENTS

On January 1, 2002, WRI adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 broadened the definition of discontinued operations to include components of an entity whose operations and cash flows are clearly distinguishable from the rest of the entity for operational and financial reporting purposes. Included in Income from Discontinued Operations for 2003 are the operating results and gain from the disposition of seven properties in 2003 totaling 371,000 square feet of gross leasable area. Included in the 2002 amounts are the operating results and gain from the disposition of seven properties in 2002 totaling 681,000 square feet of gross leasable area plus the operating income of the seven properties sold in 2003.

In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others". FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on WRI's financial position, results of operations or cash flows.

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", which was effective for fiscal years beginning after December 15, 2002. This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted this statement effective January 1, 2003 using the prospective method, which requires us to recognize stock-based employee compensation as an expense when new share options are awarded, and determined that the adoption of SFAS No. 148 did not have a material impact on our results of operations or cash flows.

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46, as amended, requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest (other than a majority voting interest). WRI has assessed its joint ventures and believes that the adoption of FIN 46 will not have a material impact on our financial position, results of operations or cash flows.

In  May  2003,  FASB  issued  SFAS  No.  150  "Accounting  for Certain Financial
Instruments with Characteristics of both Liabilities and Equity", which was effective for the first interim period beginning after June 15, 2003. SFAS No. 150 requires that certain financial instruments that incorporate an obligation by the issuer to transfer assets or issue equity be reported as liabilities. Financial instruments that fall within the scope of SFAS No. 150 include equity shares and non-controlling interests in subsidiaries that are mandatorily redeemable. WRI's Series B and Series C Cumulative Redeemable Preferred Shares fall within the scope of SFAS No. 150, since they are mandatorily redeemable and redemption is through transfer of cash or a variable number of WRI common shares. Accordingly, we reclassified the redemption value, net of unamortized issuance costs of $6.3 million, from equity to liabilities identified as "Preferred Shares Subject to Mandatory Redemption" as of September 30, 2003.

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


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

WRI uses fixed and floating-rate debt to finance its capital requirements. These transactions expose WRI to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose WRI to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At December 31, 2003, WRI had fixed-rate debt of $1.5 billion and variable-rate debt of $351.9 million, after adjusting for the effect of interest rate swaps. We also had variable-rate notes receivable from joint venture partners totaling $36.7 million at year-end. In the event interest rates were to increase 100 basis points, net income, funds from operations and future cash flows would decrease $3.5 million based upon the variable-rate debt and notes receivable outstanding at December 31, 2003.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Trust Managers and Shareholders of
     Weingarten Realty Investors:

     We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related statements of consolidated income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weingarten Realty Investors and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for the impairment and disposal of long-lived assets to conform to Statement of Financial Accounting Standards No. 144.

DELOITTE  &  TOUCHE  LLP

Houston,  Texas
March  9,  2004


                           STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
                                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                ----------------------------------
                                                                      Year Ended December 31,
                                                                ----------------------------------
                                                                   2003        2002        2001
                                                                ----------  ----------  ----------
Revenues:
     Rentals. . . . . . . . . . . . . . . . . . . . . . . . . . $ 410,490   $ 356,887   $ 301,578
     Interest income. . . . . . . . . . . . . . . . . . . . . .     1,594       1,054       1,167
     Other. . . . . . . . . . . . . . . . . . . . . . . . . . .     7,076       5,146       4,063
                                                                ----------  ----------  ----------

                   Total. . . . . . . . . . . . . . . . . . . .   419,160     363,087     306,808
                                                                ----------  ----------  ----------

Expenses:
     Depreciation and amortization. . . . . . . . . . . . . . .    94,108      77,822      66,434
     Interest . . . . . . . . . . . . . . . . . . . . . . . . .    88,871      65,863      54,473
     Operating. . . . . . . . . . . . . . . . . . . . . . . . .    65,022      55,232      46,865
     Ad valorem taxes . . . . . . . . . . . . . . . . . . . . .    47,553      44,076      37,933
     General and administrative . . . . . . . . . . . . . . . .    13,820      11,148       9,570
     Loss on early redemption of preferred shares . . . . . . .     2,739
                                                                ----------  ----------  ----------
                   Total. . . . . . . . . . . . . . . . . . . .   312,113     254,141     215,275
                                                                ----------  ----------  ----------
Operating Income. . . . . . . . . . . . . . . . . . . . . . . .   107,047     108,946      91,533
     Equity in Earnings of Joint Ventures . . . . . . . . . . .     4,743       4,043       5,547
     Income Allocated to Minority Interests . . . . . . . . . .    (2,723)     (3,553)       (475)
     Gain on Sale of Properties . . . . . . . . . . . . . . . .       714         188       8,339
                                                                ----------  ----------  ----------
Income Before Discontinued Operations . . . . . . . . . . . . .   109,781     109,624     104,944
                                                                ----------  ----------  ----------
     Operating Income from Discontinued Operations. . . . . . .       460       2,771       3,598
     Gain on Sale of Properties . . . . . . . . . . . . . . . .     6,039      19,472
                                                                ----------  ----------  ----------
                   Income from Discontinued Operations. . . . .     6,499      22,243       3,598
                                                                ----------  ----------  ----------
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . .   116,280     131,867     108,542
                                                                ----------  ----------  ----------

     Preferred Share Dividends. . . . . . . . . . . . . . . . .   (15,912)    (19,756)    (19,703)
     Redemption Costs of Series A Preferred Shares. . . . . . .    (2,488)
                                                                ----------  ----------  ----------
Net Income Available to Common Shareholders . . . . . . . . . . $  97,880   $ 112,111   $  88,839
                                                                ==========  ==========  ==========

Net Income Per Common Share - Basic:
     Income Before Discontinued Operations. . . . . . . . . . . $    1.74    $   1.73   $    1.78
     Discontinued Operations. . . . . . . . . . . . . . . . . .       .12         .43         .07
                                                                ----------  ----------  ----------
     Net Income . . . . . . . . . . . . . . . . . . . . . . . . $    1.86   $    2.16   $    1.85
                                                                ==========  ==========  ==========

Net Income Per Common Share - Diluted:
     Income Before Discontinued Operations. . . . . . . . . . . $    1.74   $    1.73   $    1.77
     Discontinued Operations. . . . . . . . . . . . . . . . . .       .12         .42         .07
                                                                ----------  ----------  ----------
     Net Income. . . . . . . . . . . . . . . . . .. . . . . . . $    1.86   $    2.15   $    1.84
                                                                ==========  ==========  ==========

Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . $ 116,280   $ 131,867   $ 108,542
                                                                ----------  ----------  ----------
Other Comprehensive Income (Loss):
     Cumulative effect of change in accounting principle
       (SFAS No. 133) on other comprehensive loss . . . . . . .                            (1,877)
     Unrealized derivative gain (loss) on interest rate swaps .     1,451       2,065      (2,579)
     Unrealized derivative gain (loss) on forward-starting
       interest rate swaps. . . . . . . . . . . . . . . . . . .      (159)       (159)      1,520
     Minimum pension liability adjustment . . . . . . . . . . .       959      (1,572)
                                                                ----------  ----------  ----------
Other Comprehensive Income (Loss) . . . . . . . . . . . . . . .     2,251         334      (2,936)
                                                                ----------  ----------  ----------

Comprehensive Income. . . . . . . . . . . . . . . . . . . . . . $ 118,531   $ 132,201   $ 105,606
                                                                ==========  ==========  ==========


                 See Notes to Consolidated Financial Statements.


                                      CONSOLIDATED BALANCE SHEETS
                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                          December 31,
                                                                                  --------------------------
                                                                                      2003          2002
                                                                                  ------------  ------------
                                ASSETS
Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 3,200,091   $ 2,695,286
Accumulated Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (527,375)     (460,832)
                                                                                  ------------  ------------
      Property - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,672,716     2,234,454
Investment in Real Estate Joint Ventures. . . . . . . . . . . . . . . . . . . . .      32,742        28,738
                                                                                  ------------  ------------

          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,705,458     2,263,192
                                                                                  ------------  ------------

Notes Receivable from Real Estate Joint Ventures and Partnerships . . . . . . . .      36,825        14,747
Unamortized Debt and Lease Costs. . . . . . . . . . . . . . . . . . . . . . . . .      70,895        48,377
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $4,066 in 2003 and $4,302 in 2002). . . . . . . . . . . . . . . . .      43,368        38,156
Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,255        27,420
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      46,993        31,997
                                                                                  ------------  ------------

                           Total. . . . . . . . . . . . . . . . . . . . . . . . . $ 2,923,794   $ 2,423,889
                                                                                  ============  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,810,706   $ 1,330,369
Preferred Shares Subject to Mandatory Redemption, net . . . . . . . . . . . . . .     109,364
Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . . . . . . . .      79,686        81,488
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      52,671        23,636
                                                                                  ------------  ------------

          Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,052,427     1,435,493
                                                                                  ------------  ------------

Minority Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      49,804        54,983
                                                                                  ------------  ------------

Commitments and Contingencies

Shareholders' Equity:
    Preferred Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 10,000
        7.44% Series A cumulative redeemable preferred shares of
          beneficial interest;  3,000 shares issued and outstanding
          at December 31, 2002. . . . . . . . . . . . . . . . . . . . . . . . . .                        90
        7.125% Series B cumulative redeemable preferred shares of
          beneficial interest;  3,600 shares issued and 3,518 shares
          outstanding at December 31, 2002. . . . . . . . . . . . . . . . . . . .                       106
        7.0% Series C cumulative redeemable preferred shares of
          beneficial interest;  2,300 shares issued and 2,253 shares
          outstanding at December 31, 2002. . . . . . . . . . . . . . . . . . . .                        67
        6.75% Series D cumulative redeemable preferred shares of
          beneficial interest;  100 shares issued and outstanding
          at December 31, 2003; liquidation preference $75,000. . . . . . . . . .          90
    Common Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 150,000; shares issued and outstanding:
      54,592 in 2003 and 52,076 in 2002 . . . . . . . . . . . . . . . . . . . . .       1,632         1,559
    Capital Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     993,570     1,082,046
    Accumulated Dividends in Excess of Net Income . . . . . . . . . . . . . . . .    (173,378)     (147,853)
    Accumulated Other Comprehensive Loss. . . . . . . . . . . . . . . . . . . . .        (351)       (2,602)
                                                                                  ------------  ------------
          Shareholders' Equity . . . . . . . . . . . . . . . .  . . . . . . . . .     821,563       933,413
                                                                                  ------------  ------------

                           Total. . . . . . . . . . . . . . . . . . . . . . . . . $ 2,923,794   $ 2,423,889
                                                                                  ============  ============


                See Notes to Consolidated Financial Statements.


                                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                             (AMOUNTS IN THOUSANDS)


                                                                                 Year Ended December 31,
                                                                           ----------------------------------
                                                                              2003        2002         2001
                                                                           ----------  ----------  ----------
Cash Flows from Operating Activities:
    Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 116,280   $ 131,867   $ 108,542
    Adjustments to reconcile net income to net cash provided
      by operating activities:
        Depreciation and amortization. . . . . . . . . . . . . . . . . . .    94,455      79,344      68,316
        Loss on early redemption of preferred shares . . . . . . . . . . .     2,739
        Equity in earnings of joint ventures . . . . . . . . . . . . . . .    (4,743)     (4,043)     (5,547)
        Income allocated to minority interests . . . . . . . . . . . . . .     2,723       3,553         475
        Gain on sale of properties . . . . . . . . . . . . . . . . . . . .    (6,753)    (19,660)     (8,339)
        Changes in accrued rent and accounts receivable. . . . . . . . . .    (5,596)     (9,016)    (12,680)
        Changes in other assets. . . . . . . . . . . . . . . . . . . . . .   (31,579)    (16,947)    (22,869)
        Changes in accounts payable and accrued expenses . . . . . . . . .    (3,491)      2,940      17,307
        Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (490)        450       1,454
                                                                           ----------  ----------  ----------
                Net cash provided by operating activities. . . . . . . . .   163,545     168,488     146,659
                                                                           ----------  ----------  ----------

Cash Flows from Investing Activities:
    Investment in properties . . . . . . . . . . . . . . . . . . . . . . .  (339,287)   (214,128)   (471,174)
    Notes receivable:
        Advances . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (22,577)     (9,663)     (2,895)
        Collections. . . . . . . . . . . . . . . . . . . . . . . . . . . .       509       2,285       7,943
    Proceeds from sale of properties . . . . . . . . . . . . . . . . . . .    21,713      45,763      23,146
    Real estate joint ventures and partnerships:
        Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . .    (3,888)     (5,355)     (1,011)
        Distributions. . . . . . . . . . . . . . . . . . . . . . . . . . .     5,064       5,229       4,774
                                                                           ----------  ----------  ----------
                Net cash used in investing activities. . . . . . . . . . .  (338,466)   (175,869)   (439,217)
                                                                           ----------  ----------  ----------

Cash Flows from Financing Activities:
  Proceeds from issuance of:
      Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   467,625     275,997     442,650
      Common shares of beneficial interest . . . . . . . . . . . . . . . .   100,250      13,850     307,722
      Preferred shares of beneficial interest. . . . . . . . . . . . . . .    72,758
  Redemption of preferred shares . . . . . . . . . . . . . . . . . . . . .  (162,995)
  Principal payments of debt . . . . . . . . . . . . . . . . . . . . . . .  (170,408)   (132,189)   (329,824)
  Common and preferred dividends paid. . . . . . . . . . . . . . . . . . .  (139,317)   (135,160)   (123,015)
  Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (157)       (131)        138
                                                                           ----------  ----------  ----------
                Net cash provided by financing activities. . . . . . . . .   167,756      22,367     297,671
                                                                           ----------  ----------  ----------

Net increase (decrease) in cash and cash equivalents . . . . . . . . . . .    (7,165)     14,986       5,113
Cash and cash equivalents at January 1 . . . . . . . . . . . . . . . . . .    27,420      12,434       7,321
                                                                           ----------  ----------  ----------

Cash and cash equivalents at December 31 . . . . . . . . . . . . . . . . . $  20,255   $  27,420   $  12,434
                                                                           ==========  ==========  ==========


                 See Notes to Consolidated Financial Statements.


                                  STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
                                              (AMOUNTS IN THOUSANDS)

                                    Year Ended December 31, 2003, 2002 and 2001




                                                   Preferred      Common                   Accumulated      Accumulated
                                                   Shares of     Shares of                 Dividends in        Other
                                                   Beneficial   Beneficial     Capital      Excess of      Comprehensive
                                                    Interest     Interest      Surplus      Net Income         Loss
                                                  ------------  -----------  -----------  --------------  ---------------
Balance, January 1, 2001. . . . . . . . . . . . . $       265   $    1,326   $  758,363   $    (130,087)
  Net income. . . . . . . . . . . . . . . . . . .                                               108,542
  Issuance of common shares . . . . . . . . . . .                      216      301,824
  Shares issued under benefit plans . . . . . . .                        4        6,571
  Dividends declared - common shares. . . . . . .                                              (103,312)
  Dividends declared - preferred shares . . . . .                                               (19,703)
  Redemption of Series B preferred shares . . . .          (1)           1
  Redemption of Series C preferred shares . . . .          (1)           1           (1)
  Other comprehensive loss. . . . . . . . . . . .                                                         $       (2,936)
                                                  ------------  -----------  -----------  --------------  ---------------
Balance, December 31, 2001. . . . . . . . . . . .         263        1,548    1,066,757        (144,560)          (2,936)
  Net income. . . . . . . . . . . . . . . . . . .                                               131,867
  Issuance of common shares . . . . . . . . . . .                        6        9,482
  Shares issued under benefit plans . . . . . . .                        5        5,807
  Dividends declared - common shares. . . . . . .                                              (115,404)
  Dividends declared - preferred shares . . . . .                                               (19,756)
  Other comprehensive income. . . . . . . . . . .                                                                    334
                                                  ------------  -----------  -----------  --------------  ---------------
Balance, December 31, 2002. . . . . . . . . . . .         263        1,559    1,082,046        (147,853)          (2,602)
  Net income. . . . . . . . . . . . . . . . . . .                                               116,280
  Issuance of common shares . . . . . . . . . . .                       65       95,201
  Shares issued under benefit plans . . . . . . .                        5        4,708
  Shares issued in exchange for interests
    in limited partnerships . . . . . . . . . . .                        3        5,410
  Dividends declared - common shares. . . . . . .                                              (123,405)
  Dividends declared - preferred shares . . . . .                                               (15,912)
  Redemption of Series A preferred shares . . . .         (90)                  (72,422)         (2,488)
  Issuance of Series D preferred shares . . . . .          90                    72,668
  Effect of adoption of SFAS No. 150. . . . . . .        (173)                 (194,041)
  Other comprehensive income. . . . . . . . . . .                                                                  2,251
                                                  ------------  -----------  -----------  --------------  ---------------
Balance, December 31, 2003. . . . . . . . . . . . $        90   $    1,632   $  993,570   $    (173,378)  $         (351)
                                                  ============  ===========  ===========  ==============  ===============



                 See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Business
Weingarten Realty Investors, a Texas real estate investment trust, is engaged in the management, acquisition and development of real estate, primarily anchored neighborhood and community shopping centers and, to a lesser extent, industrial properties. Over 45% of the building square footage of WRI's portfolio is in Texas, with the remainder located primarily in the southern half of the United States. WRI's major tenants include supermarkets, discount retailers, drugstores and other merchants who generally sell basic, necessity-type goods and services. WRI currently operates, and intends to operate in the future, as a real estate investment trust.

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

Accrued  Rent  and  Accounts  Receivable
An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon an analysis of balances outstanding, historical bad debt levels, customer credit worthiness and current economic trends. Balances outstanding include base rents, tenant reimbursements and receivables attributable to the straight-lining of rental commitments. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy is considered in assessing the collectibility of the related receivables.

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

Acquisitions of properties are accounted for utilizing the purchase method (as set forth in SFAS No. 141 and SFAS No. 142) and, accordingly, the results of operations are included in the company's results of operations from the respective dates of acquisition. The company has used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property among land, buildings on an "as if vacant" basis, and other identifiable intangibles. Other identifiable intangibles include the effect of out-of-market leases, the value of having leases in place, out-of-market assumed mortgages and tenant relationships.

Property also includes costs incurred in the development of new operating properties. These costs include preacquisition costs directly identifiable with the specific project, development and construction costs, interest and real estate taxes. Indirect development costs, including salaries and benefits, travel and other related costs that are clearly attributable to the development of the property, are also capitalized. The capitalization of such costs ceases at the earlier of one year from the completion of major construction or when the property, or any completed portion, becomes available for occupancy.

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

Interest  Capitalization
Interest is capitalized on land under development and buildings under construction based on rates applicable to borrowings outstanding during the period and the weighted average balance of qualified assets under construction during the period.

Deferred  Charges
Debt and lease costs are amortized primarily on a straight-line basis, which approximates the effective interest method, over the terms of the debt and over the lives of leases, respectively. Lease costs represent the initial direct costs incurred in origination, negotiation and processing of a lease agreement. Such costs include outside broker commissions and other independent third party costs as well as salaries and benefits, travel and other related internal costs incurred in completing the leases. Costs related to supervision, administration, unsuccessful origination efforts and other activities not directly related to completed lease agreements are charged to expense as incurred.

Stock-Based  Compensation
As a result of adopting SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", beginning January 1, 2003, WRI recognized stock-based employee compensation as new shares were awarded. With respect to share options awarded prior to January 1, 2003, WRI accounted for stock-based employee compensation using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. In accordance with APB Opinion No. 25, no stock-based employee compensation had been recognized in WRI's financial statements prior to January 1, 2003.

The following table illustrates the effect on net income available to common shareholders and net income per common share if the fair value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):


                                                                 Year Ended December 31,
                                                           ----------------------------------
                                                              2003        2002        2001
                                                           ----------  ----------  ----------
Net income available to common shareholders. . . . . . . . $  97,880   $ 112,111   $  88,839
Stock-based employee compensation included in
  net income available to common shareholders. . . . . . .         7
Stock-based employee compensation determined
  under the fair value-based method for all awards . . . .      (410)       (344)       (531)
                                                           ----------  ----------  ----------

Pro forma net income available to
  common shareholders. . . . . . . . . . . . . . . . . . . $  97,477   $ 111,767   $  88,308
                                                           ==========  ==========  ==========

Net income per common share:
      Basic - as reported. . . . . . . . . . . . . . . . . $    1.86   $    2.16   $    1.85
                                                           ==========  ==========  ==========
      Basic - pro forma. . . . . . . . . . . . . . . . . . $    1.86   $    2.15   $    1.84
                                                           ==========  ==========  ==========

Net income per common share:
      Diluted - as reported. . . . . . . . . . . . . . . . $    1.86   $    2.15   $    1.84
                                                           ==========  ==========  ==========
      Diluted - pro forma. . . . . . . . . . . . . . . . . $    1.85   $    2.14   $    1.83
                                                           ==========  ==========  ==========


The weighted average fair value per share of options granted during 2003, 2002 and 2001 was $2.46, $2.62 and $2.43, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing method with the following weighted-average assumptions in 2003, 2002 and 2001, respectively: dividend yield of 6.6%, 6.0% and 6.6%; expected volatility of 15.1%, 16.5% and 15.3%; expected lives of 6.8, 7.4 and 7.4 and risk-free interest rates of 3.7%, 3.6% and 5.1%.

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

Per  Share  Data
Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated, as follows (in thousands):


                                                                 Year Ended December 31,
                                                           ----------------------------------
                                                              2003        2002        2001
                                                           ----------  ----------  ----------
Numerator:
Net income available to common shareholders - basic. . . . $  97,880   $ 112,111   $  88,839
Income attributable to operating partnership units . . . .     3,040       2,388          83
                                                           ----------  ----------  ----------
Net income available to common shareholders - diluted. . . $ 100,920   $ 114,499   $  88,922
                                                           ==========  ==========  ==========

Denominator:
Weighted average shares outstanding - basic. . . . . . . .    52,534      51,911      48,104
Effect of dilutive securities:
    Share options and awards . . . . . . . . . . . . . . .       460         327         188
    Operating partnership units. . . . . . . . . . . . . .     1,389       1,122          77
                                                           ----------  ----------  ----------
Weighted average shares outstanding - diluted. . . . . . .    54,383      53,360      48,369
                                                           ==========  ==========  ==========



Options to purchase, in millions: .3, .4 and .4 common shares of beneficial interest in 2003, 2002 and 2001, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price for the year.

Statements  of  Cash  Flows  -  Additional  Data
WRI considers all highly liquid investments with original maturities of three months or less as cash equivalents. WRI issued .1 million common shares of beneficial interest in 2003 valued at $5.4 million in exchange for interests in limited partnerships which had been formed to acquire operating properties. We assumed debt totaling $180.2 million, $105.1 million and $165.0 million in connection with purchases of property during 2003, 2002 and 2001, respectively.

Reclassifications
Certain reclassifications of prior years' amounts have been made to conform with the current year presentation.

NOTE  2.  NEWLY  ADOPTED  ACCOUNTING  PRONOUNCEMENTS

On January 1, 2002, WRI adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 broadened the definition of discontinued operations to include components of an entity whose operations and cash flows are clearly distinguishable from the rest of the entity for operational and financial reporting purposes. Included in Income from Discontinued Operations for 2003 are the operating results and gain from the disposition of seven properties in 2003 totaling 371,000 square feet of gross leasable area. Included in the 2002 amounts are the operating results and gain from the disposition of seven properties in 2002 totaling 681,000 square feet of gross leasable area plus the operating income of the seven properties sold in 2003.

In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others". FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on WRI's financial position, results of operations or cash flows.

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", which was effective for fiscal years beginning after December 15, 2002. This statement provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted this statement effective January 1, 2003 using the prospective method, which requires us to recognize stock-based employee compensation as an expense when new share options are awarded, and determined that the adoption of SFAS No. 148 did not have a material impact on our results of operations or cash flows.

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46, as amended, requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest (other than a majority voting interest). WRI has assessed its joint ventures and believes that the adoption of FIN 46 will not have a material impact on our financial position, results of operations or cash flows.

In  May  2003,  FASB  issued  SFAS  No.  150  "Accounting  for Certain Financial
Instruments with Characteristics of both Liabilities and Equity", which was effective for the first interim period beginning after June 15, 2003. SFAS No. 150 requires that certain financial instruments that incorporate an obligation by the issuer to transfer assets or issue equity be reported as liabilities. Financial instruments that fall within the scope of SFAS No. 150 include equity shares and non-controlling interests in subsidiaries that are mandatorily redeemable. WRI's Series B and Series C Cumulative Redeemable Preferred Shares fall within the scope of SFAS No. 150, since they are mandatorily redeemable and redemption is through transfer of cash or a variable number of WRI common shares. Accordingly, we reclassified the redemption value, net of unamortized issuance costs of $6.3 million, from equity to liabilities identified as "Preferred Shares Subject to Mandatory Redemption" as of September 30, 2003.

NOTE  3.  DERIVATIVES  AND  HEDGING

On January 1, 2001, WRI adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

WRI hedges the future cash flows of its debt transactions, as well as changes in the fair value of its debt instruments, principally through interest rate swaps with major financial institutions. As of December 31, 2003, we have two interest rate swap contracts, which fix interest rates at 7.7% on an aggregate notional amount of $20 million and expire in June 2004. We have determined that these swap contracts are highly effective in offsetting future variable interest cash flows of the revolving credit debt and, accordingly, they have been designated as cash flow hedges with a fair value, net of accrued interest, of $ ..6 million at December 31, 2003 and are included in Other Liabilities. Also, we have ten interest rate swap contracts with an aggregate notional amount of $92.5 million at December 31, 2003 that convert fixed interest payments at rates ranging from 6.4% to 7.4% to variable interest payments. These contracts have been designated as fair value hedges. We have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates. The fair value of these ten interest rate swaps, net of accrued interest, at December 31, 2003 was $5.1 million and is included in Other Assets.

In December 2003, we entered into two forward-starting interest rate swaps with an aggregate notional amount of $97.0 million in anticipation of the issuance of fixed-rate medium term notes subsequent to year-end. These contracts were designated as a cash flow hedge of forecasted interest payments for $100 million of unsecured notes with a coupon of 4.9% that were sold in February 2004. Concurrent with the sale of the 4.9% notes, we settled our $97.0 million forward-starting interest rate swap contracts, resulting in a loss of $.9 million recorded in accumulated other comprehensive income. This $.9 million loss is being amortized to earnings over the life of the 4.9% notes. In January 2004, we entered into four additional forward-starting interest rate swaps with an aggregate notional amount of $194.0 million in anticipation of the issuance of fixed-rate medium term notes before April 2004. Medium term notes totaling $50 million were issued in January 2004, at which time one of the four forward-starting interest rate swaps with a notional amount of $48.5 million was settled at a loss of $.7 million.

On December 31, 2003 and 2002, the derivative instruments designated as cash flow hedges were reported at their fair values as Other Liabilities, net of accrued interest, of $0.9 million and $2.4 million, respectively. The derivative instruments designated as fair value hedges on December 31, 2003 and 2002 were reported at their fair values as Other Assets, net of accrued interest, of $5.1 million and $7.7 million, respectively.

Within the next twelve months, the Company expects to reclassify to earnings as interest expense approximately $0.6 million of the current balance held in accumulated other comprehensive loss. As of December 31, 2003 and 2002, the balance in accumulated other comprehensive income (loss) relating to the derivatives was $.3 million and ($1.0) million, respectively. With respect to fair value hedges, both changes in fair market value of the derivative hedging instrument and changes in the fair value of the hedged item will be recorded in earnings each reporting period. These amounts should completely offset with no impact to earnings, except for the portion of the hedge that proves to be ineffective, if any.

The interest rate swaps decreased interest expense and increased net income by $2.3 million in 2003. In 2002 and 2001, the interest rate swaps increased interest expense and decreased net income by $.8 million and $.5 million, respectively. The interest rate swaps decreased the average rate for our debt by .2% for 2003. In 2002 and 2001, the interest rate swaps increased the average rate by .1% for both years. WRI could be exposed to credit losses in the event of non-performance by the counter-party; however, management believes the likelihood of such non-performance is remote.

NOTE  4.  DEBT

WRI's  debt  consists  of  the  following  (in  thousands):



                                                                       DECEMBER 31,
                                                               ---------------------------
                                                                   2003           2002
                                                               ------------   ------------
Fixed-rate debt payable to 2030 at 4.5% to 8.9%. . . . . . . . $ 1,510,294    $ 1,097,185
Variable-rate unsecured notes payable. . . . . . . . . . . . .                     75,000
Unsecured notes payable under revolving credit agreements. . .     259,050        119,000
Obligations under capital leases . . . . . . . . . . . . . . .      33,458         33,462
Industrial revenue bonds payable to 2015 at 1.3% to 3.0% . . .       7,904          5,722
                                                               ------------   ------------

            Total. . . . . . . . . . . . . . . . . . . . . . . $ 1,810,706    $ 1,330,369
                                                               ============   ============


The grouping of WRI's total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):




                                                                                     DECEMBER 31,
                                                                            ---------------------------
                                                                                2003           2002
                                                                            ------------   ------------
As to interest rate (including the effects of interest rate swaps):
    Fixed-rate debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,458,792    $ 1,055,688
    Variable-rate debt. . . . . . . . . . . . . . . . . . . . . . . . . . .     351,914        274,681
                                                                            ------------   ------------

                Total . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,810,706    $ 1,330,369
                                                                            ============   ============



As to collateralization:
    Unsecured debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,216,998    $   958,719
    Secured debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     593,708        371,650
                                                                            ------------   ------------

                Total . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,810,706    $ 1,330,369
                                                                            ============   ============



In November 2003, WRI entered into an Amended and Restated Credit Agreement creating a $400 million unsecured revolving credit facility. The agreement expires in November 2006, but we can request a one-year extension of the agreement, solely at our option. We also have an agreement for an unsecured and uncommitted overnight credit facility totaling $20 million with a bank to be used for cash management purposes. WRI had letters of credit totaling $14.9 million outstanding under the $400 million revolving credit facility at December 31, 2003. The revolving credit agreements are subject to normal banking terms and conditions and do not adversely restrict our operations or liquidity.

At December 31, 2003, the variable interest rate for notes payable under the $400 million revolving credit agreement was 1.7%. During 2003, the maximum balance and weighted average balance outstanding under both the $400 million and the $20 million revolving credit facilities were $275.2 million and $110.6 million, respectively, at a weighted average interest rate of 2.2%. WRI made cash payments for interest on debt, net of amounts capitalized, of $84.5 million in 2003, $63.1 million in 2002 and $42.9 million in 2001.

During the year ended December 31, 2003, WRI issued a total of $211 million of unsecured fixed-rate medium term notes with a weighted average rate of 5.2% and a weighted average term of 10.7 years. Subsequent to year-end, WRI issued a total of $150 million of ten-year unsecured fixed-rate medium term notes with a weighted average rate, net of the effect of related swaps, of 5.1%. Proceeds received from both 2003 and 2004 medium term note issuances were used to pay down amounts outstanding under our revolving credit facilities. In addition, a $25 million floating-rate medium term note matured in July 2003, and a $15 million fixed-rate medium term note matured in December 2003.

In conjunction with property acquisitions completed during 2003, we assumed $155.0 million of non-recourse debt secured by the related properties. The weighted average interest rate on this debt is 7.1% and the weighted average remaining life is 6.6 years. Additionally, we assumed non-recourse debt secured by three properties that are held by joint ventures or partnerships in which we participate. Our share of this debt totaled $25.2 million with a weighted average interest rate of 7.6% and a weighted average remaining life of 7.5 years. This non-recourse assumed debt falls within the scope of SFAS No. 141 and 142 since the contractual interest rate was higher than current market rates. The over-market mortgage adjustment on all debt assumed in 2003 was $24.4 million and is reported in Other Liabilities.

Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At December 31, 2003 and 2002, the carrying value of such property aggregated $933.5 million and $688.5 million, respectively.

Scheduled principal payments on our debt (excluding $259 million due under our revolving credit agreements, $21.0 million of capital leases and $5.1 million market value of rate swaps) are due during the following years (in thousands):


        2004 . . . . . . . . . . . $ 82,402
        2005 . . . . . . . . . . .   74,324
        2006 . . . . . . . . . . .   58,063
        2007 . . . . . . . . . . .   98,378
        2008 . . . . . . . . . . .  199,682
        2009 . . . . . . . . . . .   94,277
        2010 . . . . . . . . . . .   71,021
        2011 . . . . . . . . . . .  282,778
        2012 . . . . . . . . . . .  144,879
        2013 . . . . . . . . . . .  240,745
        Thereafter . . . . . . . .  181,162


Various debt agreements contain restrictive covenants, the most restrictive of which requires WRI to maintain a pool of qualifying assets, as defined, of not less than 160% of unsecured debt. Other restrictions include minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and both secured and unsecured debt to total asset value measures. Management believes that WRI is in compliance with all restrictive covenants.

NOTE  5.  PREFERRED  SHARES  SUBJECT  TO  MANDATORY  REDEMPTION

In  May  2003,  FASB  issued  SFAS  No.  150  "Accounting  for Certain Financial
Instruments with Characteristics of both Liabilities and Equity", which was effective for the first interim period beginning after June 15, 2003. SFAS No. 150 requires that certain financial instruments that incorporate an obligation by the issuer to transfer assets or issue equity be reported as liabilities. Financial instruments that fall within the scope of SFAS No. 150 include equity shares and non-controlling interests in subsidiaries that are mandatorily redeemable. WRI's Series B and Series C Cumulative Redeemable Preferred Shares fall within the scope of SFAS No. 150, since they are mandatorily redeemable and redemption is through transfer of cash or a variable number of WRI common shares. Accordingly, we reclassified the redemption value of these shares, net of unamortized issuance costs of $6.3 million, from equity to liabilities identified as "Preferred Shares Subject to Mandatory Redemption" as of September 30, 2003.

In December 2003, WRI redeemed $88.0 million of 7.125% Series B Cumulative Redeemable Preferred Shares. This early redemption resulted in a loss equal to the unamortized original issuance cost of $2.7 million. Proceeds from the common share offerings in October and November 2003 were used to redeem these shares.

Preferred Shares Subject to Mandatory Redemption at December 31, 2003 of $109.4 million represents the redemption value, net of unamortized issuance costs totaling $3.6 million, of the 7.0% Series C Cumulative Redeemable Preferred Shares. These shares, with a liquidation preference of $50 per share and no stated maturity, can be redeemed by the holder only upon their death in either cash or a variable number of common shares at our option. There are limitations on the number of shares per shareholder and in the aggregate that may be redeemed per year. These shares are also redeemable by WRI any time on or after March 15, 2004. On March 2, 2004, WRI called for redemption of all of these shares effective April 1, 2004.

NOTE  6.  PREFERRED  SHARES

In February 1998, WRI issued $75 million of 7.44% Series A Cumulative Redeemable Preferred Shares with a liquidation preference of $25 per share, which were called for redemption in April 2003. Upon the redemption of these shares, the related original issuance costs of $2.5 million were reported as a deduction in arriving at Net Income Available to Common Shareholders. The redemption in May 2003 was financed through the issuance of $75 million of depositary shares in April 2003. Each depositary share represents one-thirtieth of a Series D Cumulative Redeemable Preferred Share. The depositary shares are redeemable, in whole or in part, for cash on or after April 30, 2008 at the option of WRI, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon. The depositary shares are not convertible or exchangeable for any other property or securities of WRI. The Series D preferred shares pay a 6.75% annual dividend and have a liquidation value of $750 per share.

NOTE  7.  COMMON  SHARES

In October 2003, we issued 1.2 million common shares of beneficial interest. Net proceeds to WRI totaled $50.9 million based on a price of $45.50 per share. In November 2003, we issued an additional 1.0 million common shares of beneficial interest. Net proceeds to WRI totaled $44.5 million based on a price of $45.70 per share. The proceeds from the above offerings were used primarily to redeem our 7.125% Series B Cumulative Redeemable Preferred Shares.

In February 2004, a three-for-two share split, to be affected in the form of a 50% share dividend, was declared for shareholders of record on March 16, 2004, payable March 30, 2004. In March 2004, we issued an additional 2.4 million common shares of beneficial interest. Net proceeds to WRI totaled $118.0 million based on a price of $50.46 per share. The proceeds from this offering will be used primarily to redeem our 7.0% Series C Cumulative Redeemable Preferred Shares.

In February 2002, a three-for-two share split, affected in the form of a 50% share dividend, was declared for shareholders of record on April 1, 2002, payable April 15, 2002. We issued 17.3 million common shares of beneficial interest as a result of the share split. All references to the number of shares and per share amounts have been restated to reflect the share split, and an amount equal to the par value of the number of common shares issued has been reclassified to common shares from retained earnings. Also in February 2002, we completed the sale of .3 million common shares of beneficial interest. Net proceeds to WRI totaled $9.5 million based on a price of $33.65 per share and were used to pay down amounts outstanding under our revolving credit facilities.

NOTE  8.  PROPERTY

WRI's  property  consists  of  the  following  (in  thousands):


                                                 DECEMBER 31,
                                         ---------------------------
                                             2003           2002
                                         ------------   ------------
Land . . . . . . . . . . . . . . . . . . $   603,972    $   497,168
Land held for development. . . . . . . .      21,112         23,613
Land under development . . . . . . . . .      22,459         44,847
Buildings and improvements . . . . . . .   2,483,414      2,051,065
Construction in-progress . . . . . . . .      69,134         77,006
Property held for sale . . . . . . . . .                      1,587
                                         ------------   ------------

          Total. . . . . . . . . . . . . $ 3,200,091    $ 2,695,286
                                         ============  =============



The  following  carrying  charges  were  capitalized  (in  thousands):


                                            YEAR ENDED DECEMBER 31,
                                       --------------------------------
                                         2003        2002        2001
                                       ---------   ---------   ---------
Interest . . . . . . . . . . . . . . . $  6,361    $  9,642    $  9,698
Ad valorem taxes . . . . . . . . . . .      945         974         383
                                       ---------   ---------   ---------

          Total. . . . . . . . . . . . $  7,306    $ 10,616    $ 10,081
                                       =========   =========   =========


Acquisitions of properties are accounted for utilizing the purchase method (as set forth in SFAS No. 141 and SFAS No. 142) and, accordingly, the results of operations are included in the company's results of operations from the respective dates of acquisition. The company has used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property among land, buildings on an "as if vacant" basis, and other identifiable intangibles. Other identifiable intangibles include the effect of out-of-market leases, the value of having leases in place and out-of-market assumed mortgages. At December 31, 2003, the company included deferred charges of $5.2 million for above-market leases in Other Assets, deferred credits of $4.9 million for below-market leases and $24.4 million for out-of-market assumed mortgages in Other Liabilities and deferred charges of $12.4 million for lease origination costs in Unamortized Debt and Lease Costs. These identifiable debit and credit intangibles are amortized over the terms of the acquired leases or the remaining lives of the mortgages.

During 2003, WRI invested $404.6 million in the acquisition of operating properties of which $307.8 million was invested in shopping centers and $96.8 million was invested in industrial properties. Additionally, we acquired a retail property through an investment of $9.2 million in a 40%-owned unconsolidated joint venture. We acquired 16 shopping centers adding 2.6 million square feet and five industrial properties adding 1.9 million square feet to our portfolio. Non-recourse secured debt totaling $180.2 million, of which $25.2 million is held by joint ventures or partnerships in which we participate, was assumed in conjunction with these purchases. Additionally, operating partnership units valued at $6.8 million were issued in conjunction with the purchase of three properties that used the DownREIT structure. The cash requirements for all acquisitions in 2003 were initially financed under WRI's revolving credit facilities, funded with excess cash flow from our existing portfolio of properties or with proceeds from property dispositions.

In 2003, WRI acquired land, either directly or through its interests in joint ventures, at four separate locations for the development of three retail shopping centers and one industrial distribution warehouse. During 2003, we invested $64.0 million in new developments.

NOTE  9.  DISCONTINUED  OPERATIONS

On January 1, 2002, WRI adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses accounting and reporting for the impairment or disposal of a component of a business. More specifically, this Statement broadens the presentation of discontinued operations to include a component of an entity whose operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.

In 2003, we sold five retail projects located in San Antonio (1), McKinney (1), Nacogdoches (1) and Houston (2), Texas. Also, a warehouse building in Memphis, Tennessee and a retail building in Houston, Texas were sold. The operating results and the gain on sale of these properties have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income. Included in the Consolidated Balance Sheet at December 31, 2002 is $1.6 million reported as property held for sale for the warehouse building and $14.3 million of Property and $4.7 million of Accumulated Depreciation associated with the remaining 2003 property dispositions.

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

The Company's discontinued operations in 2003 and 2002 had no debt that was required to be repaid upon their disposition. In addition, we elected not to allocate other consolidated interest to discontinued operations since the interest savings to be realized from the proceeds of the sale of these operations was not material.

NOTE  10.  RELATED  PARTY  TRANSACTIONS

WRI has mortgage bonds and notes receivable from WRI Holdings, Inc. of $2.8 million, net of deferred gain of $3.0 million at both December 31, 2003 and 2002. WRI and WRI Holdings share certain directors and are under common management. Unimproved land collateralizes these receivables. Management believes that the fair market value of the collateral exceeds the carrying value of the bonds and notes. The bonds and notes bear interest at rates of 16% and prime plus 1%, respectively. However, due to WRI Holdings' poor financial condition, WRI has limited the recognition of interest income for financial statement purposes to the amount of cash payments received. WRI did not receive any interest payments in 2003 or 2002, and does not anticipate receiving such payments in the near term. No interest income has been recognized for financial reporting purposes in the last three years.

In 2002, undeveloped land from WRI Holdings of 6.9 acres was sold and the net proceeds of $1.4 million were used to pay down amounts outstanding under mortgage bonds and notes payable to WRI.

WRI's unrecorded receivable for interest on the mortgage bonds and notes receivable was $30.0 million and $28.1 million at December 31, 2003 and 2002, respectively. Interest income not recognized by WRI for financial reporting purposes aggregated, in millions, $1.9, $1.9 and $2.5 for 2003, 2002 and 2001, respectively. WRI does not anticipate recovery of the unrecorded receivable in the future.

WRI owns interests in several joint ventures and partnerships. Notes receivable from these entities bear interest at 3.5% to 10% at December 31, 2003, are due at various dates through 2028 and are generally secured by real estate assets. WRI recognized interest income on these notes as follows, in millions: $.5 in 2003; $.3 in 2002 and $.6 in 2001.

NOTE  11.  INVESTMENT  IN  REAL  ESTATE  JOINT  VENTURES

WRI owns interests in joint ventures or limited partnerships where we do not exercise financial and operating control. These partnerships are accounted for under the equity method since WRI exercises significant influence. Our interests in these joint ventures and limited partnerships range from 20% to 75% and, with the exception of one partnership which owns seven industrial properties, each venture owns a single real estate asset. Combined condensed financial information of these ventures (at 100%) is summarized as follows (in thousands):


                                               DECEMBER 31,
                                         -----------------------
                                            2003         2002
                                         ----------   ----------
          Combined Balance Sheets

Property . . . . . . . . . . . . . . . . $ 229,285    $ 177,396
Accumulated depreciation . . . . . . . .   (26,845)     (23,877)
                                         ----------   ----------
     Property - net. . . . . . . . . . .   202,440      153,519

Other assets . . . . . . . . . . . . . .    15,788       11,898
                                         ----------   ----------

          Total. . . . . . . . . . . . . $ 218,228    $ 165,417
                                         ==========   ==========



Debt . . . . . . . . . . . . . . . . . . $  92,839    $  71,985
Amounts payable to WRI . . . . . . . . .    38,105       16,334
Other liabilities. . . . . . . . . . . .     4,729        4,152
Accumulated equity . . . . . . . . . . .    82,555       72,946
                                         ----------   ----------

          Total. . . . . . . . . . . . . $ 218,228    $ 165,417
                                         ==========   ==========



                                                    YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                  2003        2002        2001
                                               ---------   ---------   ---------

      Combined Statements of Income

Revenues . . . . . . . . . . . . . . . . . . . $ 24,572    $ 25,094    $ 25,548
                                               ---------   ---------   ---------

Expenses:
  Interest . . . . . . . . . . . . . . . . . .    6,212       6,311       7,082
  Depreciation and amortization. . . . . . . .    4,730       4,902       4,519
  Operating. . . . . . . . . . . . . . . . . .    3,586       3,430       3,578
  Ad valorem taxes . . . . . . . . . . . . . .    3,238       3,220       3,294
  General and administrative . . . . . . . . .       81          44          46
                                               ---------   ---------   ---------

               Total . . . . . . . . . . . . .   17,847      17,907      18,519
                                               ---------   ---------   ---------

Gain on sale of properties . . . . . . . . . .    1,016                   2,854
                                               ---------   ---------   ---------
Net income . . . . . . . . . . . . . . . . . . $  7,741    $  7,187    $  9,883
                                               =========   =========   =========



Our investment in real estate joint ventures, as reported on the balance sheets, differs from our proportionate share of the joint ventures' underlying net assets due to basis differentials, which arose upon the transfer of assets from WRI to the joint ventures. This basis differential, which totaled $4.8 million at December 31, 2003 and 2002, respectively, is depreciated over the useful lives of the related assets.

Fees earned by WRI for the management of these joint ventures totaled, in millions, $.6 in 2003 and $.5 in both 2002 and 2001.

In April 2003, a 38%-owned limited partnership commenced construction on a 116,000 square foot center in Denver, Colorado, which will include a corporate-owned King Sooper Supermarket of 67,000 square feet. In July 2003, a 20%-owned limited partnership commenced construction on a 300,000 square foot state-of-the-art distribution warehouse, which is located in Houston, Texas. In August 2003, a 50%-owned joint venture sold a shopping center in Lake Charles, Louisiana resulting in a gain of $1.0 million. In October 2003, a 40%-owned joint venture acquired an 88,000 square foot shopping center in Highlands Ranch, Colorado.

In May 2002, a 50%-owned joint venture commenced construction on a 660,000 square foot center in Las Vegas, Nevada, which will include a corporate-owned Wal-Mart of 224,000 square feet and a corporate-owned Lowe's of 170,000 square feet. In August 2002, a 33%-owned limited partnership commenced construction on a 240,000 square foot center in American Fork, Utah, which will include a corporate-owned Target of 147,000 square feet. Also, in August 2002, WRI acquired a joint venture partner's 50% interest in a shopping center in Lewiston, Maine.

NOTE  12.  FEDERAL  INCOME  TAX  CONSIDERATIONS

Federal income taxes are not provided because WRI qualifies as a REIT under the provisions of the Internal Revenue Code. Shareholders of WRI include their proportionate taxable income in their individual tax returns. As a REIT, we must distribute at least 90% of our ordinary taxable income to our shareholders and meet certain income source and investment restriction requirements.

Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of interest, ad valorem taxes, depreciation, rental revenue and pension expense. As a result of these differences, the tax basis exceeds the book value of our net assets by $6.7 million at December 31, 2003.

For federal income tax purposes, the cash dividends distributed to common shareholders are characterized as follows:


                                                      2003        2002        2001
                                                    ---------   ---------   ---------

Ordinary income . . . . . . . . . . . . . . . . . .   91.0%       97.1%       92.2%
Return of capital (generally non-taxable) . . . . .    8.7                     6.2
Capital gain distributions. . . . . . . . . . . . .    0.3         2.9         1.6
                                                    ---------   ---------   ---------

          Total . . . . . . . . . . . . . . . . . .  100.0%      100.0%      100.0%
                                                    =========   =========   =========



NOTE  13.  LEASING  OPERATIONS

WRI's lease terms range from less than one year for smaller tenant spaces to over twenty-five years for larger tenant spaces. In addition to minimum lease payments, most of the leases provide for contingent rentals (payments for taxes, maintenance and insurance by lessees and an amount based on a percentage of the tenants' sales). Future minimum rental income from non-cancelable tenant leases at December 31, 2003, in millions, is: $341.5 in 2004; $301.7 in 2005; $255.1 in
2006; $207.8 in 2007; $164.6 in 2008 and $660.2 thereafter. The future minimum rental amounts do not include estimates for contingent rentals. Such contingent rentals, in millions, aggregated $82.1 in 2003, $72.5 in 2002 and $64.0 in 2001.

NOTE  14.  COMMITMENTS  AND  CONTINGENCIES

On certain properties, WRI leases from the landowners and then subleases these properties to other parties. Future minimum rental payments under these operating leases, in millions, are: $1.5 in 2004; $1.3 in 2005; $1.1 in 2006; $.9 in 2007; $.9 in 2008; and $23.0 thereafter. Future minimum rental payments on these leases have not been reduced by future minimum sublease rentals aggregating $19.1 million through 2023 that are due under various non-cancelable subleases. Rental expense (including insignificant amounts for contingent rentals) for operating leases was, in millions: $2.8 in 2003; $2.7 in 2002 and $2.8 in 2001. Sublease rental revenue (excluding amounts for improvements constructed by WRI on the leased land) from these leased properties was as follows, in millions: $3.2 in 2003, $3.0 in 2002 and $3.1 in 2001.

Property under capital leases, consisting of four shopping centers, aggregated $29.1 million at December 31, 2003 and 2002, respectively, and is included in buildings and improvements. Amortization of property under capital leases is included in depreciation and amortization expense. Future minimum lease payments under these capital leases total $61.6 million, with annual payments due, in millions, of $1.9 in 2004; $2.0 in each of 2005, 2006 and 2007; $2.1 in
2008 and $51.6 thereafter. The amount of these total payments representing interest is $28.1 million. Accordingly, the present value of the net minimum lease payments is $33.5 million at December 31, 2003.

WRI owns interests in six limited partnerships (referred to as DownREITs) that have acquired properties in Utah, Georgia, Arkansas and North Carolina. These limited partnerships allow the outside limited partners to put their interest to the partnership for WRI common shares of beneficial interest or an equivalent amount in cash. WRI may assume the right to acquire any limited partnership interests that are put to the partnership and may, at its option, settle the put in cash or a fixed number of WRI common shares. In 2003, WRI paid $4.2 million and issued .1 million common shares of beneficial interest valued at $5.4 million in exchange for certain of these limited partnership interests. WRI, as general partner, exercises operating and financial control of the partnerships and consolidates their operations in the accompanying consolidated financial statements.

WRI expects to invest $22.7 million in 2004 to complete construction of properties currently under development.

WRI is involved in various matters of litigation arising in the normal course of business. While WRI is unable to predict with certainty the amounts involved, WRI's management and counsel are of the opinion that, when such litigation is resolved, WRI's resulting liability, if any, will not have a material effect on WRI's consolidated financial statements.

NOTE  15.  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The fair value of WRI's financial instruments was determined using available market information and appropriate valuation methodologies as of December 31, 2003. Unless otherwise described below, all other financial instruments are carried at amounts which approximate their fair values.

Based on rates currently available to WRI for debt with similar terms and average maturities, fixed-rate debt with carrying values of $1.5 billion and $1.1 billion have fair values of approximately $1.6 billion and $1.2 billion at December 31, 2003 and 2002, respectively. The fair value of WRI's variable-rate debt approximates its carrying values of $351.9 million and $274.7 million at year-end 2003 and 2002, respectively.

NOTE  16.  SHARE  OPTIONS  AND  AWARDS

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

WRI has another share option plan, which expired in 2002, that provided for the issuance of up to 2.6 million common shares, either in the form of restricted shares or share options. Prior to 2000, the restricted shares generally vested over a ten-year period, with potential acceleration of vesting due to appreciation in the market value of our common shares. Beginning in 2000, the vesting period is five years. During 2003 and 2002, the vesting of certain restricted share grants was accelerated pursuant to the terms of the award agreements, due to appreciation in the market share price, resulting in additional compensation expense of $.7 million for both 2003 and 2002. The share options granted to non-officers vest over a three-year period beginning one year after the date of grant, and over a seven-year period beginning two years after the date of grant for officers. Share options were granted at the quoted fair market value on the date of grant. Restricted shares are issued at no cost to the employee, and as such we recognized compensation expense relating to restricted shares, excluding the effect of accelerated vesting, as follows, in millions: $.5 in 2003, $.7 in 2002 and $.8 in 2001.

In April 2001, WRI adopted the 2001 Long Term Incentive Plan for the issuance of options and share awards up to a maximum of 1.5 million common shares. The plan expires in April 2011. In December 2003, .3 million share options were granted. The share options granted to non-officers vest over a three-year period beginning one year after the date of grant and, for officers over a five-year period one year after the date of grant.

Following is a summary of the option activity for the three years ended December 31, 2003:


                                           SHARES          WEIGHTED
                                           UNDER           AVERAGE
                                           OPTION       EXERCISE PRICE
                                         -----------    --------------
Outstanding, January 1, 2001 . . . . . .  2,123,687        $ 26.19
  Granted. . . . . . . . . . . . . . . .    527,460          31.06
  Canceled . . . . . . . . . . . . . . .   (166,350)         25.20
  Exercised. . . . . . . . . . . . . . .   (429,651)         24.51
                                         -----------
Outstanding, December 31, 2001 . . . . .  2,055,146          27.87
  Granted. . . . . . . . . . . . . . . .    394,784          36.59
  Canceled . . . . . . . . . . . . . . .    (33,316)         29.84
  Exercised. . . . . . . . . . . . . . .   (376,455)         25.19
                                         -----------
Outstanding, December 31, 2002 . . . . .  2,040,159          29.98
  Granted. . . . . . . . . . . . . . . .    332,722          45.01
  Canceled . . . . . . . . . . . . . . .     (5,200)         33.42
  Exercised. . . . . . . . . . . . . . .   (305,990)         26.08
                                         -----------
Outstanding, December 31, 2003 . . . . .  2,061,691        $ 33.02
                                         ===========



The number of share options exercisable at December 31, 2003, 2002 and 2001 was, in millions: .7, .8 and 1.1, respectively. Options exercisable at year-end 2003 had a weighted average exercise price of $28.00. The weighted average fair value per share of options granted during 2003, 2002 and 2001 was $2.46, $2.62 and $2.43, respectively. There were 1.3 million common shares available for the future grant of options or awards at December 31, 2003.

The following table summarizes information about share options outstanding and exercisable at December 31, 2003:


                                      OUTSTANDING                          EXERCISABLE
                          -----------------------------------------  -----------------------
                                          WEIGHTED        WEIGHTED                 WEIGHTED
                                           AVERAGE        AVERAGE                   AVERAGE
       RANGE OF                           REMAINING       EXERCISE                 EXERCISE
    EXERCISE PRICES          NUMBER    CONTRACTUAL LIFE    PRICE       NUMBER        PRICE
------------------------  -----------  ----------------  ----------  -----------  ----------

$24.67 - $36.87            1,734,545       6.50 years     $   30.73     693,938     $ 28.00

$36.88 - $45.13              327,146      10.00 years     $   45.13

                          -----------  ----------------  ----------  -----------  ----------

          Total. . . . .   2,061,691       7.06 years     $   33.02     693,938     $ 28.00
                          ===========  ================  ==========  ============  =========


NOTE  17.  BANKRUPTCY  REMOTE  PROPERTIES

WRI has 41 properties, having a net book value of approximately $711.8 million at December 31, 2003 (collectively the "Bankruptcy Remote Properties", and each a "Bankruptcy Remote Property"), which are wholly owned by various "Bankruptcy Remote Entities". Each Bankruptcy Remote Entity is either a direct or an indirect subsidiary of WRI. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against WRI, its affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of WRI, any of its affiliates, or any other person or entity. Neither WRI nor any of its affiliates has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity.

The accounts of the Bankruptcy Remote Entities are included in WRI's consolidated financial statements because WRI exercises financial and operating control over each of these entities.

NOTE  18.  EMPLOYEE  BENEFIT  PLANS

WRI has a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the Internal Revenue Service. Employee contributions are matched by WRI at the rate of $.50 per $1.00 for the first 6% of the employee's salary. The employees vest in the employer contributions ratably over a six-year period. Compensation expense related to the plan was $.5 million in both 2003 and 2002 and $.4 million in 2001.

WRI also has an Employee Share Purchase Plan under which .4 million of WRI common shares have been authorized. These shares, as well as common shares purchased by WRI on the open market, are made available for sale to employees at a discount of 15%. Shares purchased by the employee under the plan are restricted from being sold for two years from the date of purchase or until termination of employment with WRI. A total of 12,813, 15,355 and 15,861 shares were purchased by employees at an average price of $43.36, $30.11 and $25.84 during 2003, 2002 and 2001, respectively.

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


                                                          2003       2002
                                                        ---------  ---------
Benefit obligation at beginning of year. . . . . . . .  $ 13,290   $ 12,197
Service cost . . . . . . . . . . . . . . . . . . . . .       509        384
Interest cost. . . . . . . . . . . . . . . . . . . . .       870        807
Amendments . . . . . . . . . . . . . . . . . . . . . .               (1,407)
Assumption changes . . . . . . . . . . . . . . . . . .                1,607
Actuarial loss . . . . . . . . . . . . . . . . . . . .       704        115
Benefit payments . . . . . . . . . . . . . . . . . . .      (433)      (413)
                                                        ---------  ---------
Benefit obligation at end of year. . . . . . . . . . .  $ 14,940   $ 13,290
                                                        =========  =========

Fair value of plan assets at beginning of year . . . .  $  9,183   $ 10,826
Actual return on plan assets . . . . . . . . . . . . .     2,089     (1,230)
Employer contributions . . . . . . . . . . . . . . . .       550
Benefit payments . . . . . . . . . . . . . . . . . . .      (433)      (413)
                                                        ---------  ---------
Fair value of plan assets at end of year . . . . . . .  $ 11,389   $  9,183
                                                        =========  =========

Funded status. . . . . . . . . . . . . . . . . . . . .  $ (3,551)  $ (4,107)
Unrecognized actuarial loss. . . . . . . . . . . . . .     2,680      3,481
Unrecognized prior service cost. . . . . . . . . . . .    (1,151)    (1,279)
                                                        ---------  ---------
Pension liability. . . . . . . . . . . . . . . . . . .  $ (2,022)  $ (1,905)
                                                        =========  =========

Amounts recognized in the Consolidated Balance Sheets:
Accrued benefit liability. . . . . . . . . . . . . . .  $ (2,635)  $ (3,477)
Accumulated other comprehensive loss . . . . . . . . .       613      1,572
                                                        ---------  ---------
Net amount recognized. . . . . . . . . . . . . . . . .  $ (2,022)  $ (1,905)
                                                        =========  =========


The  components  of  net  periodic  benefit  cost are as follows (in thousands):


                                                       2003          2002        2001
                                                    ----------   ----------   ----------
Service cost. . . . . . . . . . . . . . . . . . . . $    509     $    384     $    556
Interest cost . . . . . . . . . . . . . . . . . . .      870          807          825
Expected return on plan assets. . . . . . . . . . .     (807)        (961)      (1,092)
Prior service cost. . . . . . . . . . . . . . . . .     (128)        (128)
Recognized (gain) loss. . . . . . . . . . . . . . .      224                      (158)
                                                    ----------   ----------   ----------

                     Total. . . . . . . . . . . . . $    668     $    102     $    131
                                                    ==========   ==========   ==========



The  assumptions  used  to  develop  periodic  expense  are  shown  below:



                                                            2003         2002         2001
                                                         ----------   ----------   ----------
Discount rate for net periodic benefit cost . . . .  . .   6.50%        7.50%        7.50%
Salary scale increases for net periodic benefit cost . .   4.00%        5.00%        5.00%
Long-term rate of return on assets . . . . . . . . . . .   8.75%        9.00%        9.00%



The selection of the discount rate follows the guidance provided in SFAS No. 87, "Employers' Accounting for Pensions". The selection of the discount rate is made annually after comparison to yields based on high quality fixed-income investments. The salary scale is the composite rate which reflects anticipated inflation, merit increases, and promotions for the group of covered participants. The long-term rate of return is a composite rate for the trust. It is derived as the sum of the percentages invested in each principal asset class included in the portfolio multiplied by their respective expected rates of return. WRI considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This analysis resulted in the selection of 8.75% as the long-term rate of return assumption for 2003.

The assumptions used to develop the actuarial present value of the benefit obligations were:


                                            2003         2002         2001
                                         ----------   ----------   ----------
Discount rate. . . . . . . . . . . . . .   6.25%        6.50%        7.50%
Salary scale increases . . . . . . . . .   4.00%        4.00%        5.00%



Contributions expected to be paid to the plan during 2004 are approximately $500,000.

The measurement dates for the non-contributory pension plan were December 31, 2003 and December 31, 2002. The participant data used in determining the liabilities and costs was collected as of January 1, 2003.

The fair value of the major categories of plan assets as provided by the plan trustee is as follows (in thousands):


                                               AS OF DECEMBER 31, 2003
                                               -----------------------
Cash and short-term investments. . . . . . . . $    357          3%
Mutual funds - equity. . . . . . . . . . . . .    8,062         71%
Mutual funds - fixed income. . . . . . . . . .    2,970         26%
                                               ----------   -----------

               Total . . . . . . . . . . . . . $ 11,389        100%
                                               ==========   ===========


WRI's investment policy and strategy for plan assets require that plan assets be allocated based on a "Broad Market Diversification" model. For purposes of classifying domestic stock funds, approximately 65% of plan assets will be allocated to large company funds and 20% to mid and small-company funds. Approximately 15% of the overall stock allocation will be in the foreign stock category. The remaining balance of plan assets is in the fixed-income component of the portfolio that is divided between a short-term bond option and at least two intermediate-term bond options. On a semi-annual basis, the plan assets are rebalanced to maintain this asset allocation. Selected investment funds are monitored as reasonably necessary to permit the WRI Investment Committee to evaluate any material changes to the investment fund's performance.

WRI also has a non-qualified supplemental retirement plan for officers of WRI, which provides for benefits in excess of the statutory limits of its non-contributory cash balance retirement plan. The obligation is funded in a grantor trust with a mix of assets similar to the non-contributory cash balance retirement plan. We recognized expense of $.6 million in 2003 and $.4 million in both 2002 and 2001.

NOTE  19.  SEGMENT  INFORMATION

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

The shopping center segment is engaged in the acquisition, development and management of real estate, primarily anchored neighborhood and community shopping centers located in Texas, California, Louisiana, Arizona, Nevada, Arkansas, New Mexico, Oklahoma, Tennessee, Kansas, Colorado, Missouri, Illinois, Florida, North Carolina, Mississippi, Georgia, Utah and Maine. The customer base includes supermarkets, discount retailers, drugstores and other retailers who generally sell basic necessity-type commodities. The industrial segment is engaged in the acquisition, development and management of bulk warehouses and office/service centers. Its properties are located in Texas, Nevada, Georgia, Florida, California and Tennessee, and the customer base is diverse. Included in "Other" are corporate-related items, insignificant operations and costs that are not allocated to the reportable segments.

Information  concerning  WRI's reportable segments is as follows (in thousands):


                                                       SHOPPING
                                                        CENTER      INDUSTRIAL     OTHER         TOTAL
                                                     ------------   ----------   ----------   ------------
2003:
    Revenues . . . . . . . . . . . . . . . . . . . . $   374,550    $  42,389    $   2,221    $   419,160
    Net operating income . . . . . . . . . . . . . .     274,819       30,268        1,498        306,585
    Equity in earnings of joint ventures . . . . . .       4,704          118          (79)         4,743
    Investment in real estate joint ventures . . . .      32,453                       289         32,742
    Total assets . . . . . . . . . . . . . . . . . .   2,397,273      295,611      230,910      2,923,794
    Capital expenditures . . . . . . . . . . . . . .     429,666      105,773        1,914        537,353

2002:
    Revenues . . . . . . . . . . . . . . . . . . . . $   324,959    $  36,123    $   2,005    $   363,087
    Net operating income . . . . . . . . . . . . . .     237,629       24,653        1,497        263,779
    Equity in earnings of joint ventures . . . . . .       3,779          314          (50)         4,043
    Investment in real estate joint ventures . . . .      28,469                       269         28,738
    Total assets . . . . . . . . . . . . . . . . . .   2,075,764      212,189      135,936      2,423,889
    Capital expenditures . . . . . . . . . . . . . .     374,864        6,395        7,752        389,011

2001:
    Revenues . . . . . . . . . . . . . . . . . . . . $   272,465    $  31,576    $   2,767    $   306,808
    Net operating income . . . . . . . . . . . . . .     198,084       22,065        1,861        222,010
    Equity in earnings of joint ventures . . . . . .       3,696        1,909          (58)         5,547
    Investment in real estate joint ventures . . . .      25,094                       648         25,742
    Total assets . . . . . . . . . . . . . . . . . .   1,775,131      215,782      104,834      2,095,747
    Capital expenditures . . . . . . . . . . . . . .     615,144       44,083        3,306        662,533


Net operating income reconciles to income before discontinued operations as shown on the Statements of Consolidated Income and Comprehensive Income as follows (in thousands):


                                                          2003        2002        2001
                                                       ----------  ----------  ----------
Total segment net operating income . . . . . . . . . . $ 306,585   $ 263,779   $ 222,010
Less:
    Depreciation and amortization. . . . . . . . . . .    94,108      77,822      66,434
    Interest . . . . . . . . . . . . . . . . . . . . .    88,871      65,863      54,473
    General and administrative . . . . . . . . . . . .    13,820      11,148       9,570
    Loss on early redemption of preferred shares . . .     2,739
    Income allocated to minority interests . . . . . .     2,723       3,553         475
    Equity in earnings of joint ventures . . . . . . .    (4,743)     (4,043)     (5,547)
    Gain on sale of properties . . . . . . . . . . . .      (714)       (188)     (8,339)
                                                       ----------  ----------  ----------
Income before discontinued operations. . . . . . . . . $ 109,781   $ 109,624   $ 104,944
                                                       ==========  ==========  ==========


NOTE  20.  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

Summarized quarterly financial data is as follows (in thousands, except per share amounts):


                                                           FIRST     SECOND          THIRD           FOURTH
                                                          --------  ---------       ---------       ---------
2003:
    Revenues. . . . . . . . . . . . . . . . . . . . . . . $ 97,647  $ 102,781       $ 107,134       $ 111,598
    Net income available to common shareholders . . . . .   24,969     21,060  (1)     28,381  (2)     23,470  (1)
    Net income per common share - basic . . . . . . . . .     0.48       0.40  (1)       0.54  (2)       0.44  (1)
    Net income per common share - diluted . . . . . . . .     0.48       0.40  (1)       0.54  (2)       0.43  (1)

2002:
    Revenues. . . . . . . . . . . . . . . . . . . . . . . $ 83,852  $  90,342       $  92,773       $  96,120
    Net income available to common shareholders . . . . .   24,478     26,395          34,486  (2)     26,752
    Net income per common share - basic . . . . . . . . .     0.47       0.51            0.66  (2)       0.51
    Net income per common share - diluted . . . . . . . .     0.47       0.51            0.65  (2)       0.51


          (1)  The change is primarily the result of non-cash charges for the redemption of  preferred  shares during  the  quarter.
          (2)  The change  is  primarily  the result of  gains on the sale of properties during  the  quarter.



                                      ****



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not  applicable

ITEM  9A.  CONTROLS  AND  PROCEDURES

     Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(e) and 15d-14(c) of the Securities Exchange Act of 1934) as of December 31, 2003. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2003.

     In January 2004, WRI determined that a newly-released accounting standard governing financial instruments having characteristics of both liabilities and equity needed to be applied in a manner different from that previously applied in its financial statements for the period ended September 30, 2003. Steps had been taken to enhance our internal controls to ensure that we properly apply new accounting standards including access to enhanced accounting research tools. We will continue to evaluate the effectiveness of our disclosure controls over financial reporting on an on-going basis and will take further action as appropriate.

     Other than described above, there has been no change to our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM  10.     TRUST  MANAGERS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Information with respect to WRI's Trust Managers and executive officers is incorporated herein by reference to the "Election of Trust Managers" and "Executive Officers" sections of WRI's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2004.

CODE  OF  ETHICS

     We have adopted a code of business and ethics for trust managers, officers and employees, known as the Code of Conduct and Ethics. The Code of Conduct and Ethics is available on our website at www.weingarten.com. Shareholders may
                                           ------------------
request  a  free  copy  of  the  Code  of  Conduct  and  Ethics  from:

                    Weingarten  Realty  Investors
                    Attention:  Investor  Relations
                    2600  Citadel  Plaza  Drive,  Suite  300
                    Houston,  Texas  77008
                    (713)  866-6000
                    www.weingarten.com
                    ------------------

     We have also adopted a Code of Conduct for Financial Managers setting forth a code of ethics applicable to our principal executive officer, principal financial officer and financial managers, which is available on our website at www.weingarten.com. Shareholders may request a free copy of the Code of Conduct
------------------
for  Financial  Managers  from  the  address  and  phone number set forth above.

GOVERNANCE  GUIDELINES

     We have adopted Trust Managers Governance Guidelines, which are available on our website at www.weingarten.com. Shareholders may request a free copy of
                    -------------------
the Trust Managers Governance Guidelines from the address and phone number set forth above under "--Code of Ethics."

ITEM  11.  EXECUTIVE  COMPENSATION

           Incorporated herein by reference to the "Executive Compensation" section of WRI's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2004.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

           Incorporated herein by reference to the "Share Ownership of Certain Beneficial Owners" section of WRI's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2004.

           The following table summarizes the equity compensation plans under which WRI's common shares may be issued as of December 31, 2003:


                                         NUMBER OF SHARES TO      WEIGHTED AVERAGE
                                       BE ISSUED UPON EXERCISE    EXERCISE PRICE OF     NUMBER OF SHARES
                                       OF OUTSTANDING OPTIONS,  OUTSTANDING OPTIONS,   REMAINING AVAILABLE
         PLAN CATEGORY                   WARRANTS AND RIGHTS     WARRANTS AND RIGHTS   FOR FUTURE ISSUANCE
-------------------------------------- -----------------------  ---------------------  -------------------

Equity compensation plans
    approved by shareholders . . . . .        2,061,691               $ 33.02               1,254,704

Equity compensation plans not
    approved by shareholders . . . . .            --                     --                     --
                                       -----------------------  ---------------------  -------------------

             Total . . . . . . . . . .        2,061,691               $ 33.02                1,254,704
                                       =======================  =====================  ===================


ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to the "Compensation Committee Interlocks and Insider Participation" section of WRI's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2004.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

     Incorporated herein by reference to the "Principal Accounting Firm Fees" within Proposal Two of WRI's definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2004.

PART IV

ITEM  15.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K


  (a)      Financial Statements and Financial Statement Schedules:          PAGE
                                                                            ----
      (1)  (A)  Independent Auditors' Report . . . . . . . . . . . . . . .    30
           (B)  Financial  Statements
                (i)    Statements of Consolidated Income and
                          Comprehensive  Income  for the  year
                          ended December 31, 2003,  2002 and 2001. . . . .    31
                (ii)   Consolidated Balance Sheets as of
                           December 31,  2003 and 2002 . . . . . . . . . .    32
                (iii)  Statements  of  Consolidated  Cash Flows
                           for the year ended December 31,
                           2003, 2002 and 2001 . . . . . . . . . . . . . .    33
                (iv)   Statements  of  Consolidated Shareholders'
                           Equity for the  year ended December 31,
                           2003, 2002 and 2001 . . . . . . . . . . . . . .    34
                (v)    Notes to Consolidated Financial Statements. . . . .    35


      (2)  Financial Statement Schedules:

           SCHEDULE                                                         PAGE
           --------                                                         ----
               II      Valuation and Qualifying Accounts . . . . . . . . .    61
               III     Real Estate and Accumulated Depreciation. . . . . .    62
               IV      Mortgage Loans on Real Estate . . . . . . . . . . .    64

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes hereto.


               (b) A Form 8-K, dated October 29, 2003, was filed in response to Item 7. Exhibits and Item 12. Results of Operation and Financial Condition.

               (c)     Exhibits:



 3.1     -   Restated Declaration of Trust (filed as Exhibit 3.1 to WRI's Registration Statement on Form 8-A
             dated January 19, 1999 and incorporated herein by reference).
 3.2     -   Amendment of the Restated Declaration of Trust (filed as Exhibit 3.2 to WRI's Registration
             Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
 3.3     -   Second Amendment of the Restated Declaration of Trust (filed as Exhibit 3.3 to WRI's
             Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
 3.4     -   Third Amendment of the Restated Declaration of Trust (filed as Exhibit 3.4 to WRI's Registration
             Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
 3.5     -   Fourth Amendment of the Restated Declaration of Trust dated April 28, 1999 (filed as Exhibit 3.5 to WRI's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
 3.6     -   Fifth Amendment of the Restated Declaration of Trust dated April 20, 2001 (filed as Exhibit 3.6 to
             WRI's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
 3.7     -   Amended and Restated Bylaws of WRI (filed as Exhibit 99.2 to WRI's Registration Statement on
             Form 8-A dated February 23, 1998 and incorporated herein by reference).
 4.1     -   Subordinated Indenture dated as of May 1, 1995 between WRI and Chase Bank of Texas,
             National Association (formerly, Texas Commerce Bank National Association) (filed as Exhibit 4(a)
             to WRI's Registration Statement on Form S-3 (No. 33-57659) and incorporated herein by reference).
 4.2     -   Subordinated Indenture dated as of May 1, 1995 between WRI and Chase Bank of Texas,
             National Association (formerly, Texas Commerce Bank National Association) (filed as Exhibit 4(b)
             to WRI's Registration Statement on Form S-3 (No. 33-57659) and incorporated herein by reference).
 4.3     -   Form of Fixed Rate Senior Medium Term Note (filed as Exhibit 4.19 to WRI's Annual Report on
             Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
 4.4     -   Form of Floating Rate Senior Medium Term Note (filed as Exhibit 4.20 to WRI's Annual Report on
             Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
 4.5     -   Form of Fixed Rate Subordinated Medium Term Note (filed as Exhibit 4.21 to WRI's Annual
             Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
 4.6     -   Form of Floating Rate Subordinated Medium Term Note (filed as Exhibit 4.22 to WRI's Annual
             Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
 4.7     -   Statement of Designation of 7.00% Series C Cumulative Redeemable Preferred Shares (filed as
             Exhibit 4.1 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
 4.8     -   Statement of Designation of 6.75% Series D Cumulative Redeemable Preferred Shares (filed as
             Exhibit 3.1 to WRI's Registration Statement on Form 8-A dated April 17, 2003 and incorporated herein by reference).
 4.9     -   7.00% Series C Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to WRI's
             Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).



 4.10    -   6.175% Series D Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to
             WRI's Registration Statement on Form 8-A dated April 17, 2003 and incorporated herein by reference).
 4.11    -   Form of Receipt for Depositary Shares, each representing 1/30 of a share of 6.75% Series D
             Cumulative Redeemable Preferred Shares, par value $.03 per share (filed as Exhibit 4.3 to WRI's
             Registration Statement on Form 8-A dated April 17, 2003 and incorporated herein by reference).
 4.12    -   Form of 7% Notes due 2011 (filed as Exhibit 4.17 to WRI's Annual Report on Form 10-K for the
             year ended December 31, 2001 and incorporated herein by reference).
10.1     -   1988 Share Option Plan of WRI, as amended (filed as Exhibit 10.1 to WRI's Annual Report on
             Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).
10.2     -   Weingarten Realty Investors Supplemental Retirement Account Plan, as amended and restated
             (filed as Exhibit 10.26 to WRI's Annual Report on Form 10-K for the year ended December 31,
             1992 and incorporated herein by reference).
10.3     -   The Savings and Investment Plan for Employees of WRI, as amended (filed as Exhibit 4.1 to
             WRI's Registration Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).
10.4     -   The Fifth Amendment to Savings and Investment Plan for Employees of WRI (filed as Exhibit
             4.1.1 to WRI's Post-Effective Amendment No. 1 to Registration Statement on Form S-8
             (No. 33-25581) and incorporated herein by reference).
10.5     -   The 1993 Incentive Share Plan of WRI (filed as Exhibit 4.1 to WRI's Registration Statement on
             Form S-8 (No. 33-52473) and incorporated herein by reference).
10.6     -   1999 WRI Employee Share Purchase Plan (filed as Exhibit 10.6 to WRI's Annual Report on Form
             10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.7     -   2001 Long Term Incentive Plan (filed as Exhibit 10.7 to WRI's Annual Report on Form 10-K for
             the year ended December 31, 2001 and incorporated herein by reference).
10.8     -   Third Amended Promissory Note, as restated, effective as of January 1, 1992, executed by WRI
             Holdings, Inc., pursuant to which it may borrow up to the principal sum of $40,000,000 from WRI
             (filed as Exhibit 10.8 to WRI's Annual Report on Form 10-K for the year ended December 31,
             1997 and incorporated herein by reference).
10.9     -   Master Promissory Note in the amount of $20,000,000 between WRI, as payee, and Chase Bank of Texas, National Association (formerly, Texas Commerce Bank National Association), as maker, effective December 30, 1998 (filed as Exhibit 4.15 to WRI's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.10*   -   Amended and Restated Credit Agreement dated November 14, 2003 among WRI, the Lenders
             Party Hereto and JPMorgan Chase Bank as Administrative Agent.
12.1*    -   Computation of Fixed Charges Ratios.
14.1*    -   Code of Ethical Conduct for Senior Financial Officers - Andrew M. Alexander.
14.2*    -   Code of Ethical Conduct for Senior Financial Officers - Stephen C. Richter.
14.3*    -   Code of Ethical Conduct for Senior Financial Officers - Joe D. Shafer.
21.1*    -   Subsidiaries of the Registrant.
23.1*    -   Consent of Deloitte & Touche LLP.
24.1*    -   Power of Attorney (included on first signature page).
31.1*    -   Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive
             Officer).
31.2*    -   Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial
             Officer).
32.1*    -   Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-
             Oxley Act of 2002 (Chief Executive Officer).
32.2*    -   Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-
             Oxley Act of 2002 (Chief Financial Officer).
____________

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


                                               WEINGARTEN REALTY INVESTORS
                                               By:  /s/  Andrew M. Alexander
                                                  ------------------------
                                                     Andrew M. Alexander
                                                   Chief Executive Officer


Date:   March  15,  2004

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

     Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



              SIGNATURE                           TITLE                         DATE
              ---------                           -----                         ----



By:  /s/  Stanford Alexander                    Chairman                   March 15, 2004
     -------------------------
     Stanford Alexander                     and Trust Manager


By:  /s/  Andrew M.  Alexander            Chief Executive Officer,         March 15, 2004
     -------------------------
     Andrew M.  Alexander               President and Trust Manager


By:  /s/  J. Murry Bowden                     Trust Manager                March 15, 2004
     -------------------------
     J. Murry Bowden


By:  /s/  James W. Crownover                  Trust Manager                March 15, 2004
     -------------------------
     James W. Crownover


By:  /s/  Robert J. Cruikshank                Trust Manager                March 15, 2004
     -------------------------
     Robert J. Cruikshank


By:  /s/  Martin Debrovner                    Vice Chairman                March 15, 2004
     -------------------------
     Martin Debrovner





By:  /s/  Melvin Dow                          Trust Manager                March 15, 2004
     -------------------------
     Melvin Dow


By:  /s/  Stephen A. Lasher                   Trust Manager                March 15, 2004
     -------------------------
     Stephen A. Lasher


By:  /s/  Stephen C. Richter              Sr. Vice President  and          March 15, 2004
     -------------------------
     Stephen C. Richter                   Chief Financial Officer


By:  /s/  Douglas W. Schnitzer                Trust Manager                March 15, 2004
     -------------------------
     Douglas W. Schnitzer


By:  /s/  Marc J. Shapiro                     Trust Manager                March 15, 2004
     -------------------------
     Marc J. Shapiro


By:  /s/  Joe D. Shafer                  Vice President/Controller         March 15, 2004
     -------------------------
     Joe D. Shafer                    (Principal Accounting Officer)


                                                                     SCHEDULE II

                                     WEINGARTEN REALTY INVESTORS
                                  VALUATION AND QUALIFYING ACCOUNTS
                                   DECEMBER 31, 2003, 2002 AND 2001

                                        (AMOUNTS IN THOUSANDS)

                                                         Charged
                                           Balance at    to costs   Charged                  Balance
                                           beginning       and      to other  Deductions    at end of
           Description                     of period     expenses   accounts      (A)        period
         ---------------                  -----------   ----------  --------  -----------  -----------
2003:
    Allowance for Doubtful Accounts . . . $  4,302      $  3,637              $  3,873     $  4,066
2002:
    Allowance for Doubtful Accounts . . . $  2,926      $  3,869              $  2,493     $  4,302
2001:
    Allowance for Doubtful Accounts . . . $  1,884      $  3,764              $  2,722     $  2,926

_______
Note A - Write-offs of accounts receivable previously reserved.

                                                                    SCHEDULE III


                                                 WEINGARTEN REALTY INVESTORS
                                          REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      DECEMBER 31, 2003

                                                   (AMOUNTS IN THOUSANDS)


                                                      Total Cost
                                         ----------------------------------------
                                                        Buildings      Projects
                                                           and          Under         Total       Accumulated   Encumbrances
                                            Land      Improvements   Development       Cost      Depreciation        (A)
                                         -----------  -------------  ------------  ------------  -------------  ------------

SHOPPING CENTERS:
      Texas. . . . . . . . . . . . . . . $   191,277  $     773,046                $    964,323  $     296,879  $     57,981
      Other States . . . . . . . . . . .     350,500      1,382,737                   1,733,237        164,761       455,226
                                         -----------  -------------  ------------  ------------  -------------  ------------
          Total Shopping Centers . . . .     541,777      2,155,783                   2,697,560        461,640       513,207

INDUSTRIAL:
      Texas. . . . . . . . . . . . . . .      32,591        166,957                     199,548         44,065         2,555
      Other States . . . . . . . . . . .      29,070        110,027                     139,097          4,132        23,476
                                         -----------  -------------  ------------  ------------  -------------  ------------
          Total Industrial . . . . . . .      61,661        276,984                     338,645         48,197        26,031

OTHER:
      Texas. . . . . . . . . . . . . . .         534         12,545                      13,079          7,325
                                         -----------  -------------  ------------  ------------  -------------  ------------
          Total Improved Properties. . .     603,972      2,445,312                   3,049,284        517,162       539,238
                                         -----------  -------------  ------------  ------------  -------------  ------------
LAND UNDER DEVELOPMENT
   OR HELD FOR DEVELOPMENT:
      Texas. . . . . . . . . . . . . . .                             $     30,949        30,949
      Other States . . . . . . . . . . .                                   12,622        12,622
                                         -----------  -------------  ------------  ------------  -------------  ------------
          Total Land Under Development
             or Held for Development . .                                   43,571        43,571
                                         -----------  -------------  ------------  ------------  -------------  ------------
LEASED PROPERTY
   (SHOPPING CENTERS)
   UNDER CAPITAL LEASE:
      Texas. . . . . . . . . . . . . . .                      9,048                       9,048            697
      Other States . . . . . . . . . . .                     29,054                      29,054          9,516        12,467
                                         -----------  -------------  ------------  ------------  -------------  ------------
          Total Leased Property
             Under Capital Lease . . . .                     38,102                      38,102         10,213        12,467
                                         -----------  -------------  ------------  ------------  -------------  ------------
CONSTRUCTION IN
   PROGRESS:
      Texas. . . . . . . . . . . . . . .                                   24,128        24,128
      Other States . . . . . . . . . . .                                   45,006        45,006
                                         -----------  -------------  ------------  ------------  -------------  ------------
          Total Construction in
             Progress. . . . . . . . . .                                   69,134        69,134
                                         -----------  -------------  ------------  ------------  -------------  ------------

          TOTAL OF ALL PROPERTIES. . . . $   603,972  $   2,483,414  $    112,705  $  3,200,091  $     527,375  $    551,705
                                         ===========  =============  ============  ============  =============  ============


Note  A  -   Encumbrances do not include $21.0 million outstanding under a $30 million 20-year term loan, payable to a group of  insurance  companies  secured  by  a  property  collateral  pool  including  all  or  part  of three  shopping centers.


                                                                    SCHEDULE III
                                                                     (CONTINUED)




     The changes in total cost of the properties for the years ended December 31, 2003, 2002 and 2001 were as follows:


                                              2003          2002          2001
                                          ------------  ------------  ------------

Balance at beginning of year. . . . . . . $ 2,695,286   $ 2,352,393   $ 1,728,414
Additions at cost . . . . . . . . . . . .     537,353       389,011       662,533
Retirements or sales. . . . . . . . . . .     (32,548)      (46,118)      (38,554)
                                          ------------  ------------  ------------

Balance at end of year. . . . . . . . . . $ 3,200,091   $ 2,695,286   $ 2,352,393
                                          ============  ============  ============



     The changes in accumulated depreciation for the years ended December 31, 2003, 2002 and 2001 were as follows:


                                              2003          2002          2001
                                          ------------  ------------  ------------

Balance at beginning of year. . . . . . . $   460,832   $   402,958   $   362,267
Additions at cost . . . . . . . . . . . .      77,067        70,403        58,297
Retirements or sales. . . . . . . . . . .     (10,524)      (12,529)      (17,606)
                                          ------------  ------------  ------------

Balance at end of year. . . . . . . . . . $   527,375   $   460,832   $   402,958
                                          ============  ============  ============


                                                                     SCHEDULE IV

                                       WEINGARTEN REALTY INVESTORS
                                      MORTGAGE LOANS ON REAL ESTATE
                                            DECEMBER 31, 2003

                                         (AMOUNTS IN THOUSANDS)

                                                   Final            Periodic         Face        Carrying
                                      Interest    Maturity          Payment        Amount of     Amount of
                                        Rate        Date             Terms         Mortgages   Mortgages(A)
                                      ---------  ----------  --------------------  ----------  ------------
SHOPPING CENTERS:
     FIRST MORTGAGES:
           Eastex Venture
              Beaumont, TX
              (Note D). . . . . . . .    6.75%    10-31-09    $ 314 Annual P & I   $   2,300    $   1,574

           Main/O.S.T., Ltd.
              Houston, TX
              (Note D). . . . . . . .    9.3%     02-01-20    $ 476 Annual P & I       4,800        4,250
                                                               ($1,241 balloon)

INDUSTRIAL:
     FIRST MORTGAGES:
           South Loop Business Park
              Houston, TX
              (Note D). . . . . . . .    9.25%     11-01-07   $  74 Annual P & I         439          236


UNIMPROVED LAND:
     SECOND MORTGAGE:
           River Pointe, Conroe,TX
              (Notes B and D) . . . .    Prime     12-01-04          Varying          12,000        2,698
                                          +1%                   ($2,698 balloon)

                                                                                   ----------  ------------
TOTAL MORTGAGE LOANS ON
         REAL ESTATE (Note D) . . . .                                              $  19,539    $   8,758
                                                                                   ==========  ============


Note A  -  The aggregate cost at December 31, 2003 for federal income tax purposes is $8,758.
Note B  -  Principal payments are due monthly to the extent of cash flow generated by the underlying property.
Note C -   Changes in mortgage loans for the years ended December 31, 2003, 2002 and 2001 are summarized below.
Note D -   Represents WRI share of mortgage loans to joint ventures.





                                             2003        2002        2001
                                          ----------  ----------  ----------

Balance, Beginning of Year. . . . . . . . $   9,006   $  10,627   $  14,327
Additions to Existing Loans . . . . . . .        80         173         205
Collections of Principal. . . . . . . . .      (328)     (1,794)     (3,905)
                                          ----------  ----------  ----------

Balance, End of Year. . . . . . . . . . . $   8,758   $   9,006   $  10,627
                                          ==========  ==========  ==========
