Form 10-Q
period 2004-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2004-05-10
CIK 828916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q

(Mark  One)

[X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

                  For the quarterly period ended March 31, 2004
                                                 --------------

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
                                                     -----         -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Exchange  Act  Rule  12b-2).  Yes   X  .    No      .
                                               -----        -----


     As of April 30, 2004, there were 85,602,210 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART 1
                              FINANCIAL INFORMATION

ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS

                           WEINGARTEN REALTY INVESTORS
           STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS THAT ARE REPORTED ON A
                               POST-SPLIT BASIS)


                                                                   Three Months Ended
                                                                        March 31,
                                                                ------------------------
                                                                   2004          2003
                                                                ----------    ----------
Revenues:
  Rentals . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 116,001     $  96,383
  Interest income . . . . . . . . . . . . . . . . . . . . . . .       276           246
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,571         1,018
                                                                ----------    ----------

       Total. . . . . . . . . . . . . . . . . . . . . . . . . .   117,848        97,647
                                                                ----------    ----------
Expenses:
  Depreciation and amortization . . . . . . . . . . . . . . . .    26,663        21,057
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . .    27,733        19,439
  Operating . . . . . . . . . . . . . . . . . . . . . . . . . .    17,214        14,047
  Ad valorem taxes. . . . . . . . . . . . . . . . . . . . . . .    14,527        11,419
  General and administrative. . . . . . . . . . . . . . . . . .     4,026         3,057
                                                                ----------    ----------

       Total. . . . . . . . . . . . . . . . . . . . . . . . . .    90,163        69,019
                                                                ----------    ----------


Operating Income. . . . . . . . . . . . . . . . . . . . . . . .    27,685        28,628
Equity in Earnings of Joint Ventures. . . . . . . . . . . . . .     1,286         1,038
Income Allocated to Minority Interests. . . . . . . . . . . . .      (879)         (895)
Gain on Sale of Properties. . . . . . . . . . . . . . . . . . .       317             9
                                                                ----------    ----------
Income Before Discontinued Operations . . . . . . . . . . . . .    28,409        28,780
                                                                ----------    ----------
Operating Income from Discontinued Operations . . . . . . . . .                     240
Gain on Sale of Properties. . . . . . . . . . . . . . . . . . .                     871
                                                                ----------    ----------
       Income From Discontinued Operations. . . . . . . . . . .                   1,111
                                                                ----------    ----------
Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . .    28,409        29,891
Dividends on Preferred Shares . . . . . . . . . . . . . . . . .    (1,266)       (4,922)
                                                                ----------    ----------
Net Income Available to Common Shareholders . . . . . . . . . . $  27,143     $  24,969
                                                                ==========    ==========

Net Income Per Common Share - Basic:
  Income Before Discontinued Operations . . . . . . . . . . . . $     .33     $     .31
  Income From Discontinued Operations . . . . . . . . . . . . .                     .01
                                                                ----------    ----------
  Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . $     .33     $     .32
                                                                ==========    ==========

Net Income Per Common Share - Diluted:
  Income Before Discontinued Operations . . . . . . . . . . . . $     .32     $     .31
  Income From Discontinued Operations . . . . . . . . . . . . .                     .01
                                                                ----------    ----------
  Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . $     .32     $     .32
                                                                ==========    ==========

Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . $  28,409     $  29,891
                                                                ----------    ----------

Other Comprehensive Income (Loss):
  Unrealized derivative gain (loss) on interest rate swaps. . .    (1,450)          529
  Amortization of forward-starting interest rate swaps. . . . .       (22)          (40)
  Unrealized derivative loss on forward-starting
    interest rate swaps . . . . . . . . . . . . . . . . . . . .    (4,257)
                                                                ----------    ----------
Other Comprehensive Income (Loss) . . . . . . . . . . . . . . .    (5,729)          489
                                                                ----------    ----------

Comprehensive Income. . . . . . . . . . . . . . . . . . . . . . $  22,680     $  30,380
                                                                ==========    ==========


                See Notes to Consolidated Financial Statements.


                                      WEINGARTEN REALTY INVESTORS
                                      CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)
                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                    March 31,     December 31,
                                                                                      2004            2003
                                                                                  ------------    ------------
                                        ASSETS

Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 3,447,492     $ 3,200,091
Accumulated Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (549,714)       (527,375)
                                                                                  ------------    ------------
    Property - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,897,778       2,672,716

Investment in Real Estate Joint Ventures. . . . . . . . . . . . . . . . . . . . .      35,671          35,085
                                                                                  ------------    ------------
        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,933,449       2,707,801

Notes Receivable from Real Estate Joint Ventures and Partnerships . . . . . . . .      41,705          36,825
Unamortized Debt and Lease Costs. . . . . . . . . . . . . . . . . . . . . . . . .      78,170          70,895
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $4,146 in 2004 and $4,066 in 2003). . . . . . . . . . . . . . . . .      29,244          40,325
Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . .      34,455          20,255
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      52,152          46,993
                                                                                  ------------    ------------

                    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 3,169,175     $ 2,923,094
                                                                                  ============    ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,947,070     $ 1,810,706
Preferred Shares Subject to Mandatory Redemption, net . . . . . . . . . . . . . .     109,378         109,364
Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . . . . . . . .      52,466          78,986
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      77,558          52,671
                                                                                  ------------    ------------
        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2,186,472       2,051,727
                                                                                  ------------    ------------
Minority Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      56,033          49,804
                                                                                  ------------    ------------

Commitments and Contingencies

Shareholders' Equity:
    Preferred Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 10,000
        6.75% Series D cumulative redeemable preferred shares of
          beneficial interest;  100 shares issued and outstanding in 2004
          and 2003; liquidation preference $75,000. . . . . . . . . . . . . . . .          90              90
    Common Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 150,000; shares issued and outstanding:
      85,578 in 2004 and 81,889 in 2003 . . . . . . . . . . . . . . . . . . . . .       2,562           2,488
  Capital Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,112,768         993,570
  Accumulated Dividends in Excess of Net Income . . . . . . . . . . . . . . . . .    (182,670)       (174,234)
  Accumulated Other Comprehensive Loss. . . . . . . . . . . . . . . . . . . . . .      (6,080)           (351)
                                                                                  ------------    ------------
    Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     926,670         821,563
                                                                                  ------------    ------------
                    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 3,169,175     $ 2,923,094
                                                                                  ============    ============



                See Notes to Consolidated Financial Statements.


                                   WEINGARTEN REALTY INVESTORS
                              STATEMENTS OF CONSOLIDATED CASH FLOWS
                                           (UNAUDITED)
                                     (AMOUNTS IN THOUSANDS)

                                                                            Three Months Ended
                                                                                March 31,
                                                                        --------------------------
                                                                           2004           2003
                                                                        -----------    -----------
Cash Flows from Operating Activities:
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . $   28,409     $   29,891
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . . .     26,663         21,199
          Equity in earnings of joint ventures. . . . . . . . . . . . .     (1,286)        (1,038)
          Income allocated to minority interests. . . . . . . . . . . .        879            895
          Gain on sale of properties. . . . . . . . . . . . . . . . . .       (317)          (880)
          Changes in accrued rent and accounts receivable . . . . . . .     11,082          7,690
          Changes in other assets . . . . . . . . . . . . . . . . . . .    (13,683)        (7,023)
          Changes in accounts payable and accrued expenses. . . . . . .    (24,668)       (36,418)
          Other, net. . . . . . . . . . . . . . . . . . . . . . . . . .        195            236
                                                                        -----------    -----------
                Net cash provided by operating activities . . . . . . .     27,274         14,552
                                                                        -----------    -----------

Cash Flows from Investing Activities:
    Investment in properties. . . . . . . . . . . . . . . . . . . . . .   (199,741)       (56,088)
    Notes Receivable:
          Advances. . . . . . . . . . . . . . . . . . . . . . . . . . .     (7,027)        (3,678)
          Collections . . . . . . . . . . . . . . . . . . . . . . . . .      2,087            131
    Proceeds from sales and disposition of property . . . . . . . . . .        593          1,716
    Real estate joint ventures and partnerships:
          Investments . . . . . . . . . . . . . . . . . . . . . . . . .       (643)           (60)
          Distributions . . . . . . . . . . . . . . . . . . . . . . . .      1,134            904
                                                                        -----------    -----------
                Net cash used in investing activities . . . . . . . . .   (203,597)       (57,075)
                                                                        -----------    -----------

Cash Flows from Financing Activities:
    Proceeds from issuance of:
          Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    207,250        136,013
          Common shares of beneficial interest. . . . . . . . . . . . .    119,076          1,050
    Principal payments of debt. . . . . . . . . . . . . . . . . . . . .    (98,946)       (54,883)
    Common and preferred dividends paid . . . . . . . . . . . . . . . .    (36,846)       (35,404)
    Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (11)           (43)
                                                                        -----------    -----------
                Net cash provided by financing activities . . . . . . .    190,523         46,733
                                                                        -----------    -----------

Net increase in cash and cash equivalents . . . . . . . . . . . . . . .     14,200          4,210
Cash and cash equivalents at January 1. . . . . . . . . . . . . . . . .     20,255         27,420
                                                                        -----------    -----------

Cash and cash equivalents at March 31 . . . . . . . . . . . . . . . . . $   34,455     $   31,630
                                                                        ===========    ===========


                See Notes to Consolidated Financial Statements.

                           WEINGARTEN REALTY INVESTORS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   INTERIM  FINANCIAL  STATEMENTS

     The consolidated financial statements included in this report are unaudited; however, amounts presented in the balance sheet as of December 31, 2003 are derived from our audited financial statements at that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

     The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in our annual financial statements and notes. These Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003.

     Certain reclassifications of prior year's amounts have been made to conform to the current year presentation.


2.   STOCK-BASED  COMPENSATION

     On January 1, 2003, we adopted SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", and began recognizing stock-based employee compensation as new shares were awarded. With respect to share options awarded prior to January 1, 2003, we accounted for stock-based employee compensation using the intrinsic value method set forth in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. In accordance with APB Opinion No. 25, no stock-based employee compensation had been recognized in our financial statements prior to January 1, 2003.

     The following table illustrates the effect on net income available to common shareholders and net income per common share if the fair value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):


                                                                    Three Months Ended
                                                                         March 31,
                                                                ------------------------
                                                                    2004          2003
                                                                ----------    ----------
     Net income available to common shareholders. . . . . . . . $  27,143     $  24,969
     Stock-based employee compensation included in
       net income available to common shareholders. . . . . . .        47
     Stock-based employee compensation determined
       under the fair value-based method for all awards . . . .      (140)         (101)
                                                                ----------    ----------
     Pro forma net income available to
       common shareholders. . . . . . . . . . . . . . . . . . . $  27,050     $  24,868
                                                                ==========    ==========

     Net income per common share:
           Basic - as reported. . . . . . . . . . . . . . . . . $     .33     $     .32
                                                                ==========    ==========
           Basic - pro forma. . . . . . . . . . . . . . . . . . $     .33     $     .32
                                                                ==========    ==========

Net income per common share:
           Diluted - as reported. . . . . . . . . . . . . . . . $     .32     $     .32
                                                                ==========    ==========
           Diluted - pro forma. . . . . . . . . . . . . . . . . $     .32     $     .32
                                                                ==========    ==========



3.   PER  SHARE  DATA

     Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding, which have been adjusted for the three-for-two share split described in Note 12. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated, as follows (in thousands):


                                                                       Three Months Ended
                                                                           March 31,
                                                                   ------------------------
                                                                      2004          2003
                                                                   ----------    ----------

     Numerator:
     Net income available to common shareholders - basic . . . . . $  27,143     $  24,969
     Income attributable to operating partnership units. . . . . .       826           832
                                                                   ----------    ----------
     Net income available to common shareholders - diluted . . . . $  27,969     $  25,801
                                                                   ==========    ==========

     Denominator:
     Weighted average shares outstanding - basic . . . . . . . . .    83,143        78,136
     Effect of dilutive securities:
           Share options and awards. . . . . . . . . . . . . . . .       957           596
           Operating partnership units . . . . . . . . . . . . . .     2,181         2,294
                                                                   ----------    ----------
     Weighted average shares outstanding - diluted . . . . . . . .    86,281        81,026
                                                                   ==========    ==========


     Options to purchase 1,950 common shares for the first quarter ended March 31, 2003 were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price. No common shares have been excluded from the first quarter ended March 31, 2004 calculation of net income per common share - diluted.


4.   NEWLY  ADOPTED  ACCOUNTING  PRONOUNCEMENTS

     In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which was reissued as Interpretation No. 46R in December 2003. FIN 46R requires a variable interest entity to be consolidated by a company if that company absorbs a majority of the variable interest entity's expected losses, receives a majority of the entity's expected residual returns, or both. It further requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. We have applied FIN 46R to our joint ventures and concluded that it did not require consolidation of additional entities.


5.   DISCONTINUED  OPERATIONS

     In  2003, we sold five retail projects located in San Antonio (1), McKinney
     (1), Nacogdoches (1) and Houston (2), Texas. Also, a warehouse building in Memphis, Tennessee and a retail building in Houston, Texas were sold. The operating results and the gain on sale of these properties have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For the three months ended March 31, 2004, we had no dispositions to be reported as discontinued operations.

     The discontinued operations reported in 2003 had no debt that was required to be repaid upon their disposition. In addition, we elected not to allocate other consolidated interest to discontinued operations since the interest savings to be realized from the proceeds of the sale of these operations was not material.


6.   DERIVATIVES  AND  HEDGING

     We hedge the future cash flows of our debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions. As of March 31, 2004, we had two interest rate swap contracts, which fix interest rates at 7.7% on an aggregate notional amount of $20 million and expire in June 2004. We have determined that these swap contracts are highly effective in offsetting future variable interest cash flows of the revolving credit debt and, accordingly, they have been designated as cash flow hedges with a fair value, net of accrued interest, of $ .2 million at March 31, 2004 and are included in Other Liabilities. In March 2004, we entered into two interest rate swaps with an aggregate notional amount of $50 million that convert fixed interest rate payments to variable interest payments. At March 31, 2004, we have twelve interest rate swap contracts with an aggregate notional amount of $142.5 million that convert fixed interest payments at rates ranging from 4.2% to 7.4% to variable interest payments. These contracts have been designated as fair value hedges. We have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates.

     In December 2003, we entered into two forward-starting interest rate swaps with an aggregate notional amount of $97.0 million in anticipation of the issuance of fixed-rate medium term notes subsequent to year-end. These contracts were designated as a cash flow hedge of forecasted interest payments for $100 million of unsecured notes with a coupon of 4.9% that were sold in February 2004. Concurrent with the sale of the 4.9% notes, we settled our $97.0 million forward-starting interest rate swap contracts, resulting in a loss of $.9 million, which is being amortized as a reduction to earnings over the life of the 4.9% notes. In January 2004, we entered into four additional forward-starting interest rate swaps with an aggregate notional amount of $194.0 million in anticipation of the issuance of fixed-rate medium term notes. A medium term note totaling $50 million was issued in January 2004, at which time one of the four forward-starting interest rate swaps with a notional amount of $48.5 million was settled at a loss of $.7 million. This $.7 million loss is being amortized as a reduction to earnings over the life of the related medium term note. An additional medium term note totaling $50 million was issued in March 2004, at which time the second of the four forward-starting interest rate swaps with a notional amount of $48.5 million was settled at a loss of $2.7 million. This $2.7 million loss is being amortized as a reduction to earnings over the life of the related medium term note. Subsequent to quarter-end, the remaining two forward-starting interest rate swaps with an aggregate notional amount of $97 million were settled at a net loss of $.7 million. This loss will be amortized as a reduction to earnings over the life of the related medium term notes, which were also issued subsequent to quarter-end.

     On March 31, 2004, the derivative instruments designated as cash flow hedges were reported at their fair values as Other Liabilities, net of accrued interest, of $2.4 million. The derivative instruments designated as fair value hedges on March 31, 2004 were reported at their fair values as Other Assets, net of accrued interest, of $5.3 million and as Other Liabilities, net of accrued interest, of $.6 million.

     Within the next twelve months, we expect to reclassify to earnings as interest expense approximately $0.7 million of the current balance held in accumulated other comprehensive loss. As of March 31, 2004, the balance in accumulated other comprehensive loss relating to the derivatives was $5.5 million. With respect to fair value hedges, both changes in fair market value of the derivative hedging instrument and changes in the fair value of the hedged item will be recorded in earnings each reporting period. These amounts should completely offset with no impact to earnings, except for the portion of the hedge that proves to be ineffective, if any.


7.   DEBT

     Our  debt  consists  of  the  following  (in  thousands):


                                                                          March 31,     December 31,
                                                                            2004            2003
                                                                        ------------    ------------
     Fixed-rate debt payable to 2030 at 4.5% to 8.9%. . . . . . . . . . $ 1,735,754     $ 1,510,294
     Unsecured notes payable under revolving credit agreements. . . . .     170,000         259,050
     Obligations under capital leases . . . . . . . . . . . . . . . . .      33,458          33,458
     Industrial revenue bonds payable to 2015 at 1.1% to 3.0% . . . . .       7,858           7,904
                                                                        ------------    ------------

                    Total . . . . . . . . . . . . . . . . . . . . . . . $ 1,947,070     $ 1,810,706
                                                                        ============    ============


     As of March 31, 2004, we had a $400 million unsecured revolving credit facility that matures in November 2006. At March 31, 2004, the variable interest rate of the $400 million revolving credit facility was 1.5%. At March 31, 2004, we had no amounts outstanding under the $20 million revolving credit agreement.

     For the three months ended March 31, 2004, we issued a total of $200 million of ten-year unsecured fixed-rate medium term notes at a weighted average interest rate of 5.2%, net of the effect of related interest rate swaps. Proceeds received were used to pay down amounts outstanding under our $400 million revolving credit facility.

     Subsequent to quarter-end, we issued an additional $125 million of unsecured fixed-rate medium term notes with a weighted average life of 8.8 years at a weighted average interest rate of 5.2%, net of the effect of related interest rate swaps. Proceeds received were used to pay down amounts outstanding under our $400 million revolving credit facility.

     Our  debt  can  be  summarized  as  follows  (in  thousands):


                                                           March 31,     December 31,
                                                             2004            2003
                                                         ------------    ------------
     As to interest rate (including the effects of
         interest rate swaps):
             Fixed-rate debt . . . . . . . . . . . . . . $ 1,634,252     $ 1,458,792
             Variable-rate debt. . . . . . . . . . . . .     312,818         351,914
                                                         ------------    ------------

                 Total . . . . . . . . . . . . . . . . . $ 1,947,070     $ 1,810,706
                                                         ============    ============

     As to collateralization:
             Unsecured debt. . . . . . . . . . . . . . . $ 1,327,390     $ 1,216,998
             Secured debt. . . . . . . . . . . . . . . .     619,680         593,708
                                                         ------------    ------------

                 Total . . . . . . . . . . . . . . . . . $ 1,947,070     $ 1,810,706
                                                         ============    ============



8.   PREFERRED  SHARES  SUBJECT  TO  MANDATORY  REDEMPTION

     In 2003, we adopted SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires that certain financial instruments that incorporate an obligation by the issuer to transfer assets or issue equity be reported as liabilities. Financial instruments that fall within the scope of SFAS No. 150 include equity shares and non-controlling interests in subsidiaries that are mandatorily redeemable. Our 7.0% Series C Cumulative Redeemable Preferred Shares fall within the scope of SFAS No. 150, since they are mandatorily redeemable and redemption is through transfer of cash or a variable number of our common shares.

     Preferred Shares Subject to Mandatory Redemption at March 31, 2004 of $109.4 million represents the redemption value, net of unamortized issuance costs totaling $3.5 million, of the 7.0% Series C Cumulative Redeemable Preferred Shares. These shares, with a liquidation preference of $50 per share and no stated maturity, can be redeemed by the holder only upon their death in either cash or a variable number of common shares at our option. There are limitations on the number of shares per shareholder and in the aggregate that may be redeemed per year. These shares are also redeemable by us any time on or after March 15, 2004. On March 2, 2004, we called for redemption of all of these shares effective April 1, 2004.

9.   PROPERTY

     Our  property  consists  of  the  following  (in  thousands):



                                        March 31,     December 31,
                                          2004            2003
                                      ------------    ------------
     Land . . . . . . . . . . . . . . $   652,625     $   603,972
     Land held for development. . . .      21,226          21,112
     Land under development . . . . .      20,291          22,459
     Buildings and improvements . . .   2,677,209       2,483,414
     Construction in-progress . . . .      76,141          69,134
                                      ------------    ------------

                 Total. . . . . . . . $ 3,447,492     $ 3,200,091
                                      ============    ============


     Interest and ad valorem taxes capitalized to land under development or buildings under construction was $1.6 million and $2.2 million for the quarters ended March 31, 2004 and 2003, respectively.

     Acquisitions of properties are accounted for utilizing the purchase method (as set forth in SFAS No. 141 and SFAS No. 142) and, accordingly, the results of operations are included in our results of operations from the respective dates of acquisition. We have used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property among land, buildings on an "as if vacant" basis, and other identifiable intangibles. Other identifiable intangibles include the effect of out-of-market leases, the value of having leases in place and out-of-market assumed mortgages. At March 31, 2004, deferred charges of $6.4 million for above-market leases are included in Other Assets, deferred credits of $5.6 million for below-market leases and $27.7 million for out-of-market assumed mortgages are included in Other Liabilities and deferred charges of $18.8 million for lease origination costs are included in Unamortized Debt and Lease Costs. These identifiable debit and credit intangibles are amortized over the terms of the acquired leases or the remaining lives of the mortgages.

     We purchased seven shopping centers during the first quarter of 2004, comprising 1.5 million square feet, and representing a total investment of $230.4 million. These purchases included two each in North Carolina and Florida and one each in California, Texas and Kentucky.

     With respect to new development, we have 13 shopping centers in various stages of development in Arizona, Colorado, Louisiana, Nevada, Texas and Utah, and we anticipate that the majority of them will come on-line during the remainder of 2004 and into 2005.

10.  INVESTMENTS  IN  REAL  ESTATE  JOINT  VENTURES

     We own interests in joint ventures or limited partnerships in which we do not exercise financial and operating control. These partnerships are accounted for under the equity method since we exercise significant influence. Our interests in these joint ventures and limited partnerships range from 20% to 75% and, with the exception of one partnership, which owns seven industrial properties, each venture owns a single real estate asset. Combined condensed financial information of these ventures (at 100%) is summarized as follows (in thousands):


                                        March 31,     December 31,
                                          2004            2003
                                      ------------    ------------

        Combined Balance Sheets

     Property . . . . . . . . . . . . $   237,256     $   229,285
     Accumulated depreciation . . . .     (28,024)        (26,845)
                                      ------------    ------------
          Property - net. . . . . . .     209,232         202,440

     Other assets . . . . . . . . . .      13,942          15,088
                                      ------------    ------------

               Total. . . . . . . . . $   223,174     $   217,528
                                      ============    ============


     Debt . . . . . . . . . . . . . . $    94,969      $   92,839
     Amounts payable to WRI . . . . .      37,814          35,062
     Other liabilities. . . . . . . .       2,929           4,729
     Accumulated equity . . . . . . .      87,462          84,898
                                      ------------    ------------

               Total. . . . . . . . . $   223,174     $   217,528
                                      ============    ============




          Combined Statements of Income

                                                  Three Months Ended
                                                       March 31,
                                               ------------------------
                                                  2004          2003
                                               ----------    ----------

     Revenues. . . . . . . . . . . . . . . . . $   7,666     $   6,142
                                               ----------    ----------

     Expenses:
       Depreciation and amortization . . . . .     1,559         1,058
       Operating . . . . . . . . . . . . . . .     1,117           778
       Interest. . . . . . . . . . . . . . . .     1,999         1,518
       Ad valorem taxes. . . . . . . . . . . .       992           782
       General and administrative. . . . . . .        64            38
                                               ----------    ----------

          Total. . . . . . . . . . . . . . . .     5,731         4,174
                                               ----------    ----------

     Net Income. . . . . . . . . . . . . . . . $   1,935     $   1,968
                                               ==========    ==========


     Our investment in real estate joint ventures, as reported on the balance sheets, differs from our proportionate share of the joint ventures' underlying net assets due to basis differentials, which arose upon the transfer of assets from us to the joint ventures. This basis differential, which totaled $4.8 million at March 31, 2004 and December 31, 2003, respectively, is depreciated over the useful lives of the related assets.

     Fees earned by us for the management of these joint ventures totaled $.2 million and $.1 million for the quarters ended March 31, 2004 and 2003, respectively.


11.  SEGMENT  INFORMATION

     The operating segments presented are the segments for which separate financial information is available and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance. We evaluate the performance of our operating segments based on net operating income that is defined as total revenues less operating expenses and ad valorem taxes. Management does not consider the effect of gains or losses from the sale of property in evaluating ongoing operating performance.

     The shopping center segment is engaged in the acquisition, development and management of real estate, primarily neighborhood and community shopping centers, located in Texas, California, Louisiana, Arizona, Nevada, Arkansas, New Mexico, Oklahoma, Tennessee, Kansas, Colorado, Missouri, Illinois, Florida, North Carolina, Mississippi, Georgia, Utah, Kentucky and Maine. The customer base includes supermarkets, discount retailers, drugstores and other retailers who generally sell basic necessity-type commodities. The industrial segment is engaged in the acquisition, development and management of bulk warehouses and office/service centers. Its properties are currently located in Texas, Nevada, Georgia, Florida, California and Tennessee, and the customer base is diverse. Included in "Other" are corporate-related items, insignificant operations and costs that are not allocated to the reportable segments.


     Information concerning our reportable segments is as follows (in thousands):


                                                         SHOPPING
                                                          CENTER    INDUSTRIAL     OTHER        TOTAL
                                                        ----------  -----------  ---------  ------------
     Three Months Ended
     March 31, 2004:
         Revenues . . . . . . . . . . . . . . . . . . . $  105,563  $    11,591  $    694   $   117,848
         Net operating income . . . . . . . . . . . . .     77,451        8,248       408        86,107
         Equity in earnings of joint ventures . . . . .      1,242           35         9         1,286
         Investment in real estate joint ventures . . .     35,228                    443        35,671
         Total assets . . . . . . . . . . . . . . . . .  2,617,028      294,864   257,283     3,169,175

     Three Months Ended
     March 31, 2003:
         Revenues . . . . . . . . . . . . . . . . . . . $   87,447  $     9,708  $    492   $    97,647
         Net operating income . . . . . . . . . . . . .     65,160        6,872       149        72,181
         Equity in earnings of joint ventures . . . . .        977           92       (31)        1,038
         Investment in real estate joint ventures . . .     28,299                    275        28,574
         Total assets . . . . . . . . . . . . . . . . .  2,090,813      236,932   151,306     2,479,051


     Net operating income reconciles to income before discontinued operations as shown on the Statements of Consolidated Income and Comprehensive Income as follows (in thousands):


                                                             Three Months Ended
                                                                 March 31,
                                                         ------------------------
                                                            2004          2003
                                                         ----------    ----------
     Total segment net operating income. . . . . . . . . $  86,107     $  72,181
     Less:
          Depreciation and amortization. . . . . . . . .    26,663        21,057
          Interest . . . . . . . . . . . . . . . . . . .    27,733        19,439
          General and administrative . . . . . . . . . .     4,026         3,057
          Income allocated to minority interests . . . .       879           895
          Equity in earnings of joint ventures . . . . .    (1,286)       (1,038)
          Gain on sale of properties . . . . . . . . . .      (317)           (9)
                                                         ----------    ----------
     Income Before Discontinued Operations . . . . . . . $  28,409     $  28,780
                                                         ==========    ==========



12.  COMMON  SHARES  OF  BENEFICIAL  INTEREST

     In February 2004, a three-for-two share split, to be effected in the form of a 50% share dividend, was declared for shareholders of record on March 16, 2004, payable March 30, 2004. We issued 28.5 million common shares of beneficial interest as a result of the share split. All references to the number of shares and per share amounts have been restated to reflect the share split, and an amount equal to the par value of the number of common shares issued have been reclassified to common shares of beneficial interest from accumulated dividends in excess of net income.

     In March 2004, we issued an additional 3.6 million common shares of beneficial interest. Net proceeds to us totaled $118.0 million based on a price of $33.64 per share. The proceeds from this offering were used primarily to redeem our 7.0% Series C Cumulative Redeemable Preferred Shares on April 1, 2004.

     In October 2003, we issued 1.7 million common shares of beneficial interest. Net proceeds to us totaled $50.9 million based on a price of $30.33 per share. In November 2003, we issued an additional 1.5 million common shares of beneficial interest. Net proceeds to us totaled $44.5 million based on a price of $30.47 per share. The proceeds from the above offerings were used primarily to redeem our 7.125% Series B Cumulative Redeemable Preferred Shares in December 2003.


13.  PREFERRED  SHARES

     In February 1998, we issued $75 million of 7.44% Series A Cumulative Redeemable Preferred Shares with a liquidation preference of $25 per share, which were called for redemption in April 2003. The redemption in May 2003 was financed through the issuance of $75 million of depositary shares in April 2003. Each depositary share represents one-thirtieth of a Series D Cumulative Redeemable Preferred Share. The depositary shares are redeemable, in whole or in part, for cash on or after April 30, 2008 at our option, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon. The depositary shares are not convertible or exchangeable for any of our other property or securities. The Series D preferred shares pay a 6.75% annual dividend and have a liquidation value of $750 per share.

14.  EMPLOYEE  BENEFIT  PLANS

     In December 2003, FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirements Benefits" as amended. SFAS No. 132 revises employers' disclosures about pension plans and other postretirement benefit plans to include disclosures of the amount of net periodic benefit cost and the total amount of employers' contributions made.

     The  components of net periodic benefit cost are as follows (in thousands):


                                               Three Months Ended
                                                    March 31,
                                              --------------------
                                                2004        2003
                                              --------    --------

     Service cost . . . . . . . . . . . . . . $   151     $    48
     Interest cost. . . . . . . . . . . . . .     259          82
     Expected return on plan assets . . . . .    (240)        (76)
     Prior service cost . . . . . . . . . . .     (38)        (12)
     Recognized loss. . . . . . . . . . . . .      67          21
                                              --------    --------
          Total . . . . . . . . . . . . . . . $   199     $    63
                                              ========    ========


     We contributed approximately $850,000 to the plan subsequent to quarter-end. We will make no additional payments in 2004.


15.  BANKRUPTCY  REMOTE  PROPERTIES

     We had 42 properties, having a net book value of approximately $730.8 million at March 31, 2004 (collectively the "Bankruptcy Remote Properties", and each a "Bankruptcy Remote Property"), which are wholly owned by various "Bankruptcy Remote Entities". Each Bankruptcy Remote Entity is either a direct or an indirect subsidiary of us. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against us, our affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay our creditors, any of its affiliates, or any other person or entity. Neither we nor any of our affiliates have agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity.

     The accounts of the Bankruptcy Remote Entities are included in our consolidated financial statements because we exercise financial and operating control over each of these entities.


                                      *****

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the comparative summary of selected financial data appearing elsewhere in this Form 10-Q. Historical results and trends which might appear should not be taken as indicative of future operations. Our results of operations and financial condition, as reflected in the accompanying statements and related footnotes, are subject to management's evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors which could affect the ongoing viability of our tenants.

EXECUTIVE  OVERVIEW

We focus on increasing Funds from Operations and dividend payments to our common shareholders through hands-on leasing and management of the existing portfolio of properties and through disciplined growth from selective acquisitions and new developments. We are also committed to maintaining a conservative balance sheet, a well-staggered debt maturity schedule and strong credit agency ratings.

At March 31, 2004, we owned or operated under long-term leases, either directly or through our interests in joint ventures, 331 developed income-producing properties and three properties that are currently under development, which are located in 20 states that span the southern half of the United States from coast to coast. Included in the portfolio are 273 shopping centers and 61 industrial properties. We have approximately 6,800 leases and 4,900 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Leases generally include minimum lease payments that often increase over the lease term, reimbursements of property operating expenses, including ad valorem taxes, and additional rent payments based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services.
The stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.

In assessing the performance of our properties, management carefully tracks the occupancy of our portfolio. Occupancy for the total portfolio was 93.5% at March 31, 2004 compared to 91.8% at March 31, 2003. Another important indicator of performance is the increase in rental rates on a same-space basis as we complete new leases and renew existing leases. We completed 264 new leases or renewals for the first quarter of 2004 totaling 1.0 million square feet, increasing rental rates an average of 8.5% on a same-space basis. Net of capital costs, the average increase in rental rates was 6.4%.

With respect to external growth through acquisitions and new developments, management closely monitors movements in returns in relation to its blended weighted average cost of capital, the amount of product in its acquisition and new development pipelines and the geographic areas in which opportunities are present. We purchased seven shopping centers during the first quarter of 2004, comprising 1.5 million square feet, and representing a total investment of $230.4 million. These purchases included two each in North Carolina and Florida and one each in California, Texas and Kentucky. Kentucky represents the 20th state in which we operate, and was a logical expansion given our geographic footprint in the southern part of the United States from coast to coast.

With respect to new development, we have 13 shopping centers in various stages of development in Arizona, Colorado, Louisiana, Nevada, Texas and Utah, and we anticipate that the majority of them will come on-line during the remainder of 2004 and into 2005.

Management is also committed to maintaining a strong, conservative capital structure, which provides constant access to a variety of capital sources. The strength of our balance sheet is evidenced by unsecured debt ratings of "A" by Standard and Poor's and "A3" by Moody's rating services, the highest combined ratings of any public REIT. We carefully balance obtaining low cost financing with minimizing exposure to interest rate movements, matching long-term liabilities with the long-term assets acquired or developed and maintaining adequate debt to market capitalization, fixed charge coverage and other ratios as necessary to retain our current credit ratings. In executing this strategy, we redeemed our Series C Cumulative Redeemable Preferred Shares on April 1, 2004 and issued 3.6 million common shares of beneficial interest, respectively. We also issued $200 million of ten-year unsecured fixed-rate medium term notes during the first quarter of 2004 at a weighted average rate of 5.2%, net of the effect of related interest rate swaps. Subsequent to quarter-end, an additional $125 million of unsecured fixed-rate medium term notes with a weighted average life of 8.8 years at a weighted average interest rate of 5.2%, net of the effect of related interest rate swaps, were issued.

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

Property
Real estate assets are stated at cost less accumulated depreciation, which, in the opinion of management, is not in excess of the individual property's estimated undiscounted future cash flows, including estimated proceeds from disposition. Depreciation is computed using the straight-line method, generally over estimated useful lives of 18-50 years for buildings and 10-20 years for parking lot surfacing and equipment. Major replacements where the improvement extends the useful life of the asset are capitalized and the replaced asset and corresponding accumulated depreciation are removed from the accounts. All other maintenance and repair items are charged to expense as incurred.

Upon acquisitions of real estate, we assess the fair value of acquired assets (including land, buildings on an "as if vacant" basis, acquired out-of-market and in-place leases, and tenant relationships) and acquired liabilities, and allocate the purchase price based on these assessments. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and specific market/economic conditions that may affect the property.

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

Our properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair value to reflect an impairment in the value of the asset.


RESULTS  OF  OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 TO THE THREE MONTHS ENDED MARCH 31, 2003

Revenues
Total revenues increased by $20.2 million or 20.7% in 2004 ($117.8 million in 2004 versus $97.6 million in 2003). This increase resulted primarily from the increase in rental revenues of $19.6 million and other income of $.6 million. Property acquisitions and new development activity contributed $17.7 million of the rental income increase with the remainder of $2.5 million due to the activity at our existing properties, as described below.

Occupancy (leased space) of the total portfolio increased as compared to the prior year as follows:


                                          MARCH 31,
                                    --------------------
                                      2004        2003
                                    --------    --------
          Shopping Centers. . . . .   93.5%       92.6%
          Industrial. . . . . . . .   93.2%       89.0%
          Total . . . . . . . . . .   93.5%       91.8%



In 2004, we completed 264 renewals and new leases comprising 1.0 million square feet at an average rental rate increase of 8.5%. Net of the amortized portion of capital costs for tenant improvements, the increase averaged 6.4%.

Other income increased by $.6 million or 60.0% in 2004 ($1.6 million in 2004 versus $1.0 million in 2003). This increase is due primarily to an increase in lease cancellation payments from various tenants.

Expenses
Total expenses increased by $21.2 million or 30.7% in 2004 ($90.2 million in 2004 versus $69.0 million in 2003).

The increases in 2004 for depreciation and amortization expense ($5.6 million), operating expenses ($3.2 million) and ad valorem taxes ($3.1 million) are primarily a result of the properties acquired and developed during the year. Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues increased to 27% in 2004 from 26% in 2003.

Interest expense as reported represents the gross interest expense on our indebtedness plus interest expense on our preferred shares classified as liabilities less interest that is capitalized for properties under development and over-market interest payments on mortgages assumed through acquisitions. Interest expense as reported in 2004 increased by $8.3 million due to the combination of increased gross interest expense, increased interest expense from preferred shares, decreased interest capitalization and increased over-market interest. Gross interest expense increased by $6.9 million in 2004 due to an increase in the average debt outstanding from $1.4 billion in 2003 to $1.9 billion in 2004. This was offset by a decrease in the weighted-average interest rate between the two periods from 6.2% in 2003 to 6.0% in 2004. Interest on preferred shares increased by $2.0 million and represents the dividends paid or accrued as of March 31, 2004 on the Series C Cumulative Redeemable Preferred Shares that are classified as liabilities, as a result of the adoption of SFAS No. 150. Interest capitalized in 2004 decreased by $.5 million versus 2003 due to completion of new development projects in 2003. Interest from our over-market mortgages increased from zero in 2003 to $1.1 million in 2004.

General and administrative expenses increased by $.9 million or 29.0% in 2004 ($4.0 million in 2004 versus $3.1 million in 2003). This increase results primarily from normal compensation increases as well as increases in staffing necessitated by the growth in the portfolio. General and administrative expense as a percentage of rental revenues was 3% in 2004 and 2003, respectively.

Other
We began reporting discontinued operations effective January 2002 based on the guidelines established in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which broadened the definition of discontinued operations to include components of an entity whose operations and cash flows are clearly distinguishable from the rest of the entity for operational and financial reporting purposes. Income from discontinued operations decreased $1.1 million in 2004. Included in this caption for 2003 are the operating results and gain from the disposition of seven properties in 2003 totaling 371,000 square feet of gross leasable area with no such activity present in 2004.


CAPITAL  RESOURCES  AND  LIQUIDITY

We anticipate that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements. Cash on hand, internally-generated cash flow, borrowings under our existing credit facilities, issuance of secured and unsecured debt, as well as other debt and equity alternatives, should provide the necessary capital to maintain and operate our properties, refinance debt maturities and achieve planned growth, which are our primary liquidity needs.

Investing  Activities  -  Acquisitions
We invested $230.4 million for the acquisition of seven centers during the first quarter of 2004.

In January 2004, we acquired three supermarket-anchored shopping centers. Greenhouse Marketplace, located in San Leandro, California, is a 100% leased 151,000 square foot shopping center anchored by Safeway and Longs Drugs, which are corporately-owned, and includes other retailers such as 99 Cents Only, Factory 2-U and Big Lots. Leesville Town Centre is a 114,000 square foot center located in Raleigh, North Carolina that is 100% occupied, and is anchored by Harris Teeter and Blockbuster. Harrison Pointe Center is a 124,000 square foot center anchored by Harris Teeter and Staples and is located in Cary, North Carolina, a suburb of Raleigh. All of these acquisitions were acquired in limited partnerships utilizing a DownREIT structure and are included in our consolidated financial statements because we exercise financial and operating control.

In March 2004, we completed the acquisition of a portfolio of four shopping centers. First Colony Commons is a 410,000 square foot community center located in Sugar Land, Texas, a suburb of Houston, and is anchored by Home Depot, Michael's, Office Depot, Babies R Us and Conn's Appliances. T.J. Maxx Plaza is a 162,000 square foot center anchored by T.J. Maxx and Winn Dixie and is located in Kendall, Florida, a suburb of Miami. Largo Mall, a 378,000 square foot community center, is anchored by a corporately-owned Albertson's and Target, as well as Marshall's, Bed, Bath & Beyond, PetsMart, Staples and Michael's and is located near St. Petersburg, Florida. Tates Creek is a 185,000 square foot shopping center located in Lexington, Kentucky, which represents the 20th state in which we operate. Kroger and Rite Aid anchor the center.

Investing  Activities  -  New  Development  and  Capital  Expenditures
With respect to new development, we have 13 projects at various stages of construction. These projects, upon completion, will represent an investment of approximately $129 million and will add .9 million square feet to the portfolio. We expect to invest approximately $24.7 million in these properties during 2004. These projects will continue to come on-line during the remainder of 2004 and into 2005.

Financing  Activities  -  Debt
Total debt outstanding increased to $1.9 billion at March 31, 2004 from $1.8 billion at December 31, 2003. This increase was primarily due to the funding of acquisitions and ongoing development and redevelopment efforts. Included in total debt outstanding of $1.9 billion at March 31, 2004 is variable-rate debt of $312.8 million, after recognizing the net effect of $162.5 million of interest rate swaps.

For the three months ended March 31, 2004, we issued a total of $200 million of ten-year unsecured fixed-rate medium term notes at a weighted average interest rate of 5.2%, net of the effect of related interest rate swaps. Proceeds received were used to pay down amounts outstanding under our $400 million revolving credit facility.

Subsequent to quarter-end, we issued an additional $125 million of unsecured fixed-rate medium term notes with a weighted average life of 8.8 years at a weighted average interest rate of 5.2%, net of the effect of related interest rate swaps. Proceeds received were used to pay down amounts outstanding under our $400 million revolving credit facility.

In December 2003, we entered into two forward-starting interest rate swaps with an aggregate notional amount of $97.0 million in anticipation of the issuance of fixed-rate medium term notes subsequent to year-end. These contracts were designated as a cash flow hedge of forecasted interest payments for $100 million of unsecured notes with a coupon of 4.9% that were sold in February 2004. Concurrent with the sale of the 4.9% notes, we settled our $97.0 million forward-starting interest rate swap contracts, resulting in a loss of $.9 million, which is being amortized as a reduction to earnings over the life of the 4.9% notes. In January 2004, we entered into four additional forward-starting interest rate swaps with an aggregate notional amount of $194.0 million in anticipation of the issuance of fixed-rate medium term notes. A medium term note totaling $50 million was issued in January 2004, at which time one of the four forward-starting interest rate swaps with a notional amount of $48.5 million was settled at a loss of $.7 million. This $.7 million loss is being amortized as a reduction to earnings over the life of the related medium term note. An additional medium term note totaling $50 million was issued in March 2004, at which time the second of the four forward-starting interest rate swaps with a notional amount of $48.5 million was settled at a loss of $2.7 million. This $2.7 million loss is being amortized as a reduction to earnings over the life of the related medium term note. Subsequent to quarter-end, the remaining two forward-starting interest rate swaps with an aggregate notional amount of $97 million were settled at a net loss of $.7 million. This loss will be amortized as a reduction to earnings over the life of the related medium term notes, which were also issued subsequent to quarter-end.

In April 2003, the SEC declared effective our $1 billion shelf registration statement, of which $505.9 million was available as of March 31, 2004. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

Financing  Activities  -  Equity
Our Board of Trust Managers approved a quarterly dividend of $.415 per common share for the first quarter of 2004. Our dividend payout ratio on common equity for the first quarter of 2004 and 2003 was 68% and 69%, respectively, based on funds from operations for the applicable period.

In February 2004, a three-for-two share split, to be effected in the form of a 50% share dividend, was declared for shareholders of record on March 16, 2004, payable March 30, 2004. We issued 28.5 million common shares of beneficial interest as a result of the share split. All references to the number of shares and per share amounts have been restated to reflect the share split, and an amount equal to the par value of the number of common shares issued have been reclassified to common shares of beneficial interest from accumulated dividends in excess of net income.

In March 2004, we issued an additional 3.6 million common shares of beneficial interest. Net proceeds to us totaled $118.0 million based on a price of $33.64 per share. The proceeds from this offering were used primarily to redeem our 7.0% Series C Cumulative Redeemable Preferred Shares on April 1, 2004.

CONTRACTUAL  OBLIGATIONS

The following table summarizes our principal contractual obligations as of March 31, 2004 (in thousands):


                                    Remainder
                                       of
                                      2004       2005      2006       2007       2008     Thereafter      Total
                                    ---------   -------  ---------  ---------  ---------  -----------  -----------
Unsecured Debt: (1)
      Medium Term Notes . . . . . . $  50,000  $ 52,500  $  37,000  $  79,000  $  36,000  $   700,500  $   955,000
      7% 2011 Bonds . . . . . . . .                                                           200,000      200,000
      Revolving Credit Facilities .                        170,000                                         170,000

Secured Debt. . . . . . . . . . . .    41,459    30,146     21,769     20,114    164,446      341,746      619,680

Ground Lease Payments . . . . . . .     1,217     1,464      1,230      1,059      1,029       25,426       31,425

Construction Contracts on
  Development Projects. . . . . . .    24,725                                                               24,725

                                    ---------   -------  ---------  ---------  ---------  -----------  -----------
Total Contractual Obligations . . . $ 117,401  $ 84,110  $ 229,999  $ 100,173  $ 201,475  $ 1,267,672  $ 2,000,830
                                    =========  ========  =========  =========  =========  ===========  ===========

-------
(1)    Total  unsecured  debt  obligations  as  shown above are $2.4 million less than total unsecured debt as reported  due  to amortization of the discount on medium term notes and the fair value of interest rate swaps.


As of March 31, 2004 and 2003, we did not have any off-balance sheet arrangements.


FUNDS  FROM  OPERATIONS

The National Association of Real Estate Investment Trusts (NAREIT) defines funds from operations (FFO) as net income (loss) computed in accordance with generally accepted accounting principles, excluding gains or losses from sales of property, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. We calculate FFO in a manner consistent with the NAREIT definition. We believe FFO is an appropriate supplemental measure of operating performance because it helps investors compare the operating performance to similarly titled measures of other REITs. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing, or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

Funds  from  operations  is  calculated  as  follows  (in  thousands):

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                              ------------------------
                                                                                 2004          2003
                                                                              ----------    ----------
Net income available to common shareholders . . . . . . . . . . . . . . . . . $  27,143     $  24,969
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . .    24,754        19,392
Depreciation and amortization of unconsolidated joint ventures. . . . . . . .       657           434
Gain on sale of properties. . . . . . . . . . . . . . . . . . . . . . . . . .      (317)         (880)
                                                                              ----------    ----------
              Funds from operations . . . . . . . . . . . . . . . . . . . . .    52,237        43,915
Funds from operations attributable to operating partnership units . . . . . .     1,330         1,263
                                                                              ----------    ----------

              Funds from operations assuming conversion of OP units . . . . . $  53,567     $  45,178
                                                                              ==========    ==========

Weighted average shares outstanding - basic . . . . . . . . . . . . . . . . .    83,143        78,136
Effect of dilutive securities:
      Share options and awards. . . . . . . . . . . . . . . . . . . . . . . .       957           596
      Operating partnership units . . . . . . . . . . . . . . . . . . . . . .     2,181         2,294
                                                                              ----------    ----------
Weighted average shares outstanding - diluted . . . . . . . . . . . . . . . .    86,281        81,026
                                                                              ==========    ==========



NEWLY  ADOPTED  ACCOUNTING  PRONOUNCEMENTS

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which was reissued as Interpretation No. 46R in December 2003. FIN 46R requires a variable interest entity to be consolidated by a company if that company absorbs a majority of the variable interest entity's expected losses, receives a majority of the entity's expected residual returns, or both. It further requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. We have applied FIN 46R to our joint ventures and concluded that it did not require consolidation of additional entities.


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose us to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At March 31, 2004, we had fixed-rate debt of $1.6 billion and variable-rate debt of $312.8 million, after adjusting for the net effect of $162.5 million of interest rate swaps.


ITEM  4.  DISCLOSURE  CONTROLS  AND  PROCEDURES

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities
Exchange Act of 1934) as of March 31, 2004. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2004.

In January 2004, we determined that a newly-released accounting standard governing financial instruments having characteristics of both liabilities and equity needed to be applied in a manner different from that previously applied in our financial statements for the period ended September 30, 2003. Steps have been taken to enhance our internal controls to ensure that we properly apply new accounting standards including access to enhanced accounting research tools. We will continue to evaluate the effectiveness of our disclosure controls over financial reporting on an on-going basis and will take further action as appropriate.

Other than described above, there has been no change to our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

            31.1 Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

            31.2 Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

            32.1 Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

            32.2 Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).


     (b)    Reports  on  Form  8-K

                    A Form 8-K, dated February 24, 2004, was filed in response to Item 7. Exhibits and Item 12.
                    Results  of  Operation  and Financial  Condition.

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



                                       WEINGARTEN  REALTY  INVESTORS
                                       -----------------------------
                                               (Registrant)



                                       BY:    /s/ Andrew M. Alexander
                                          ---------------------------------
                                                 Andrew  M.  Alexander
                                          President/Chief Executive Officer
                                           (Principal  Executive  Officer)



                                       BY:      /s/  Joe  D.  Shafer
                                          ---------------------------------
                                                   Joe  D.  Shafer
                                               Vice  President/Controller
                                             (Principal Accounting Officer)


DATE:  May  10,  2004

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