Form 10-Q
period 2004-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2004-08-06
CIK 828916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                                 -------------

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes     X         No
                                                       ----.            ----.


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Exchange  Act  Rule  12b-2).  Yes     X         No.
                                                 ----.            ----


     As of July 30, 2004, there were 85,607,610 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART  1
                              FINANCIAL INFORMATION

ITEM  1.        CONSOLIDATED  FINANCIAL  STATEMENTS

                           WEINGARTEN REALTY INVESTORS
           STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS THAT ARE REPORTED ON A
                               POST-SPLIT BASIS)


                                                          Three Months Ended      Six Months Ended
                                                               June 30,                June 30,
                                                         ----------------------  ----------------------
                                                            2004        2003        2004        2003
                                                         ----------  ----------  ----------  ----------
Revenues:
  Rentals . . . . . . . . . . . . . . . . . . . . . . .  $ 122,224   $  99,826   $ 237,411   $ 195,411
  Interest income . . . . . . . . . . . . . . . . . . .        383         551         659         797
  Other . . . . . . . . . . . . . . . . . . . . . . . .      1,145       1,617       2,713       2,632
                                                         ----------  ----------  ----------  ----------

       Total. . . . . . . . . . . . . . . . . . . . . .    123,752     101,994     240,783     198,840
                                                         ----------  ----------  ----------  ----------
Expenses:
  Depreciation and amortization . . . . . . . . . . . .     29,215      22,312      55,707      43,195
  Interest. . . . . . . . . . . . . . . . . . . . . . .     28,140      21,036      55,873      40,475
  Operating . . . . . . . . . . . . . . . . . . . . . .     18,886      16,073      35,994      30,033
  Ad valorem taxes. . . . . . . . . . . . . . . . . . .     14,697      11,312      29,112      22,614
  General and administrative. . . . . . . . . . . . . .      3,936       3,414       7,962       6,471
  Loss on early redemption of preferred shares. . . . .      3,566                   3,566
                                                         ----------  ----------  ----------  ----------

       Total. . . . . . . . . . . . . . . . . . . . . .     98,440      74,147     188,214     142,788
                                                         ----------  ----------  ----------  ----------

Operating Income. . . . . . . . . . . . . . . . . . . .     25,312      27,847      52,569      56,052
Equity in Earnings of Joint Ventures. . . . . . . . . .      1,651         998       2,937       2,036
Income Allocated to Minority Interests. . . . . . . . .       (975)       (837)     (1,854)     (1,732)
Impairment Loss on Land Held for Development. . . . . .     (2,700)                 (2,700)
Gain (Loss) on Sale of Properties . . . . . . . . . . .        102         (17)        419          (8)
                                                         ----------  ----------  ----------  ----------
Income Before Discontinued Operations . . . . . . . . .     23,390      27,991      51,371      56,348
                                                         ----------  ----------  ----------  ----------
Operating Income from Discontinued Operations . . . . .        362         585         790       1,248
Gain (Loss) on Sale of Properties . . . . . . . . . . .     13,430        (108)     13,430         763
                                                         ----------  ----------  ----------  ----------
       Income From Discontinued Operations. . . . . . .     13,792         477      14,220       2,011
                                                         ----------  ----------  ----------  ----------
Net Income. . . . . . . . . . . . . . . . . . . . . . .     37,182      28,468      65,591      58,359
Dividends on Preferred Shares . . . . . . . . . . . . .      1,265       4,920       2,531       9,842
Original Issuance Cost Associated with Series A
  Preferred Shares. . . . . . . . . . . . . . . . . . .                   2,488                  2,488
                                                         ----------  ----------  ----------  ----------
Net Income Available to Common Shareholders . . . . . .  $  35,917   $  21,060   $  63,060   $  46,029
                                                         ==========  ==========  ==========  ==========

Net Income Per Common Share - Basic:
  Income Before Discontinued Operations . . . . . . . .  $     .26   $     .26   $     .58   $     .56
  Income From Discontinued Operations . . . . . . . . .        .16         .01         .17         .03
                                                         ----------  ----------  ----------  ----------
  Net Income. . . . . . . . . . . . . . . . . . . . . .  $     .42   $     .27   $     .75   $     .59
                                                         ==========  ==========  ==========  ==========

Net Income Per Common Share - Diluted:
  Income Before Discontinued Operations . . . . . . . .  $     .26   $     .26   $     .58   $     .56
  Income From Discontinued Operations . . . . . . . . .        .16         .01         .16         .03
                                                         ----------  ----------  ----------  ----------
  Net Income. . . . . . . . . . . . . . . . . . . . . .  $     .42   $     .27   $     .74   $     .59
                                                         ==========  ==========  ==========  ==========

Net Income. . . . . . . . . . . . . . . . . . . . . . .  $  37,182   $  28,468   $  65,591   $  58,359
                                                         ----------  ----------  ----------  ----------

Other Comprehensive Income (Loss):
  Unrealized derivative gain on interest rate swaps . .      2,389         590         939       1,119
  Amortization of forward-starting interest rate swaps.         87         (40)         65         (80)
  Unrealized derivative loss on forward-starting
    interest rate swaps . . . . . . . . . . . . . . . .       (720)                 (4,977)
                                                         ----------  ----------  ----------  ----------
Other Comprehensive Income (Loss) . . . . . . . . . . .      1,756         550      (3,973)      1,039
                                                         ----------  ----------  ----------  ----------

Comprehensive Income. . . . . . . . . . . . . . . . . .  $  38,938   $  29,018   $  61,618   $  59,398
                                                         ==========  ==========  ==========  ==========


                See Notes to Consolidated Financial Statements.



                                      WEINGARTEN REALTY INVESTORS
                                      CONSOLIDATED BALANCE SHEETS
                                              (UNAUDITED)
                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              June 30,    December 31,
                                                                                2004         2003
                                                                           ------------   ------------

                                ASSETS
Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,608,809    $ 3,200,091
Accumulated Depreciation. . . . . . . . . . . . . . . . . . . . . . . . .     (573,048)      (527,375)
                                                                           ------------   ------------
    Property - net. . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,035,761      2,672,716

Investment in Real Estate Joint Ventures. . . . . . . . . . . . . . . . .       48,939         35,085
                                                                           ------------   ------------
        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,084,700      2,707,801

Notes Receivable from Real Estate Joint Ventures and Partnerships . . . .       44,892         36,825
Unamortized Debt and Lease Costs. . . . . . . . . . . . . . . . . . . . .       82,935         70,895
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $4,228 in 2004 and $4,066 in 2003). . . . . . . . . . . . .       38,571         40,325
Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . . . .       42,700         20,255
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       54,228         46,993
                                                                           ------------   ------------

                    Total . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,348,026    $ 2,923,094
                                                                           ============   ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,202,048    $ 1,810,706
Preferred Shares Subject to Mandatory Redemption, net . . . . . . . . . .                     109,364
Accounts Payable and Accrued Expenses . . . . . . . . . . . . . . . . . .       82,278         78,986
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       79,058         52,671
                                                                           ------------   ------------

        Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,363,384      2,051,727
                                                                           ------------   ------------

Minority Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .       57,479         49,804
                                                                           ------------   ------------

Commitments and Contingencies

Shareholders' Equity:
    Preferred Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 10,000;
        6.75% Series D cumulative redeemable preferred shares of
        beneficial interest;  100 shares issued and outstanding in 2004
        and 2003; liquidation preference $75,000. . . . . . . . . . . . .           90             90
    Common Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 150,000; shares issued and outstanding:
      85,608 in 2004 and 81,889 in 2003 . . . . . . . . . . . . . . . . .        2,563          2,488
  Capital Surplus . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,111,113        993,570
  Accumulated Dividends in Excess of Net Income . . . . . . . . . . . . .     (182,279)      (174,234)
  Accumulated Other Comprehensive Loss. . . . . . . . . . . . . . . . . .       (4,324)          (351)
                                                                           ------------   ------------
    Shareholders' Equity. . . . . . . . . . . . . . . . . . . . . . . . .      927,163        821,563
                                                                           ------------   ------------

                    Total . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,348,026    $ 2,923,094
                                                                           ============   ============



                See Notes to Consolidated Financial Statements.



                                  WEINGARTEN REALTY INVESTORS
                             STATEMENTS OF CONSOLIDATED CASH FLOWS
                                          (UNAUDITED)
                                     (AMOUNTS IN THOUSANDS)


                                                                      Six Months Ended
                                                                          June 30,
                                                                 --------------------------
                                                                     2004           2003
                                                                 -----------    -----------
Cash Flows from Operating Activities:
    Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $   65,591     $   58,359
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization . . . . . . . . . . . .      56,045         43,859
          Loss on early redemption of preferred shares. . . . .       3,566
          Equity in earnings of joint ventures. . . . . . . . .      (2,937)        (2,036)
          Income allocated to minority interests. . . . . . . .       1,854          1,732
          Impairment loss on land held for development. . . . .       2,700
          Gain on sale of properties. . . . . . . . . . . . . .     (13,849)          (755)
          Changes in accrued rent and accounts receivable . . .       1,478          4,401
          Changes in other assets . . . . . . . . . . . . . . .     (23,014)       (14,871)
          Changes in accounts payable and accrued expenses. . .         754         (9,970)
          Other, net. . . . . . . . . . . . . . . . . . . . . .         569            352
                                                                 -----------    -----------
                Net cash provided by operating activities . . .      92,757         81,071
                                                                 -----------    -----------

Cash Flows from Investing Activities:
    Investment in properties. . . . . . . . . . . . . . . . . .    (292,987)      (146,718)
    Notes receivable:
          Advances. . . . . . . . . . . . . . . . . . . . . . .     (10,365)        (9,930)
          Collections . . . . . . . . . . . . . . . . . . . . .       2,238            255
    Proceeds from sales and disposition of property . . . . . .      26,937          5,499
    Real estate joint ventures and partnerships:
          Investments . . . . . . . . . . . . . . . . . . . . .     (22,741)          (386)
          Distributions . . . . . . . . . . . . . . . . . . . .       2,170          2,242
                                                                 -----------    -----------
                Net cash used in investing activities . . . . .    (294,748)      (149,038)
                                                                 -----------    -----------

Cash Flows from Financing Activities:
    Proceeds from issuance of:
          Debt. . . . . . . . . . . . . . . . . . . . . . . . .     403,070        199,485
          Common shares of beneficial interest. . . . . . . . .     119,351          1,849
          Preferred shares of beneficial interest . . . . . . .                     72,691
          Redemption of preferred shares of beneficial interest    (112,940)       (75,000)
    Principal payments of debt. . . . . . . . . . . . . . . . .    (111,476)       (63,387)
    Common and preferred dividends paid . . . . . . . . . . . .     (73,636)       (70,825)
    Other, net. . . . . . . . . . . . . . . . . . . . . . . . .          67            (89)
                                                                 -----------    -----------
                Net cash provided by financing activities . . .     224,436         64,724
                                                                 -----------    -----------

Net increase (decrease) in cash and cash equivalents. . . . . .      22,445         (3,243)
Cash and cash equivalents at January 1. . . . . . . . . . . . .      20,255         27,420
                                                                 -----------    -----------

Cash and cash equivalents at June 30. . . . . . . . . . . . . .  $   42,700     $   24,177
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

     The following table illustrates the effect on net income available to common shareholders and net income per common share if the fair value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):




                                                                  Three Months Ended        Six Months Ended
                                                                       June 30,                  June 30,
                                                                 ---------------------   ---------------------
                                                                   2004        2003        2004        2003
                                                                 ---------   ---------   ---------   ---------
     Net income available to common shareholders. . . . . . . .  $ 35,917    $ 21,060    $ 63,060    $ 46,029
     Stock-based employee compensation included in
       net income available to common shareholders. . . . . . .        46           5          93           5
     Stock-based employee compensation determined
       under the fair value-based method for all awards . . . .      (140)       (106)       (280)       (207)
                                                                 ---------   ---------   ---------   ---------
     Pro forma net income available to
       common shareholders. . . . . . . . . . . . . . . . . . .  $  35,823   $ 20,959    $ 62,873    $ 45,827
                                                                 =========   =========   =========   =========

     Net income per common share:
           Basic - as reported. . . . . . . . . . . . . . . . .  $     .42   $    .27    $    .75    $    .59
                                                                 =========   =========   =========   =========

           Basic - pro forma. . . . . . . . . . . . . . . . . .  $     .42   $    .27    $    .75    $    .59
                                                                 =========   =========   =========   =========


     Net income per common share:
           Diluted - as reported. . . . . . . . . . . . . . . .  $     .42   $    .27    $    .74    $    .59
                                                                 =========   =========   =========   =========

           Diluted - pro forma. . . . . . . . . . . . . . . . .  $     .41   $    .27    $    .74    $    .59
                                                                 =========   =========   =========   =========




3.   PER  SHARE  DATA

     Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding, which have been adjusted for the three-for-two share split declared in February 2004 and described in Note 12. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated, as follows (in thousands):




                                                                  Three Months Ended        Six Months Ended
                                                                       June 30,                  June 30,
                                                                 ---------------------   ---------------------
                                                                   2004        2003        2004        2003
                                                                 ---------   ---------   ---------   ---------
     Numerator:
     Net income available to common shareholders - basic. . . .  $ 35,917    $ 21,060    $ 63,060    $ 46,029
     Income attributable to operating partnership units . . . .       866         760       1,691       1,592
                                                                 ---------   ---------   ---------   ---------
     Net income available to common shareholders - diluted. . .  $ 36,783    $ 21,820    $ 64,751    $ 47,621
                                                                 =========   =========   =========   =========

     Denominator:
     Weighted average shares outstanding - basic. . . . . . . .    85,598      78,193      84,371      78,165
     Effect of dilutive securities:
           Share options and awards . . . . . . . . . . . . . .       787         771         869         680
           Operating partnership units. . . . . . . . . . . . .     2,242       2,093       2,211       2,193
                                                                 ---------   ---------   ---------   ---------

     Weighted average shares outstanding - diluted. . . . . . .    88,627      81,057      87,451      81,038
                                                                 =========   =========   =========   =========




     Options to purchase 491,120 and 750 common shares for the second quarter ended June 30, 2004 and 2003, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price. No common shares have been excluded from the six months ended June 30, 2004 calculation of net income per common share - diluted, while 1,350 common shares were excluded from the six months ended June 30, 2003 calculation of net income per common share - diluted.


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


5.   DISCONTINUED  OPERATIONS

     In 2004, two retail projects located in Webster and Kingwood, Texas were sold. In 2003, we sold five retail projects located in San Antonio (1), McKinney (1), Nacogdoches (1) and Houston (2), Texas. Also in 2003, a warehouse building in Memphis, Tennessee and a retail building in Houston, Texas were sold. The operating results and the gain on sale of these properties have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Included in the Consolidated Balance Sheet at December 31, 2003 is $19.5 million of Property and $7.0 million of Accumulated Depreciation associated with the two retail projects located in Texas, which were sold in 2004.

     The discontinued operations reported in 2004 and 2003 had no debt that was required to be repaid upon their disposition. In addition, we elected not to allocate other consolidated interest to discontinued operations since the interest savings to be realized from the proceeds of the sale of these operations was not material.


6.   DERIVATIVES  AND  HEDGING

     We hedge the future cash flows of our debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions. In March 2004, we entered into two interest rate swaps with an aggregate notional amount of $50 million that convert fixed interest rate payments to variable interest payments. At June 30, 2004, we have ten interest rate swap contracts with an aggregate notional amount of $132.5 million that convert fixed interest payments at rates ranging from 4.2% to 7.4% to variable interest payments. These contracts have been designated as fair value hedges. We have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates. In June 2004, two interest rate swaps designated as cash flow hedges and two interest rate swaps designated as fair value hedges expired. The derivative instruments designated as fair value hedges on June 30, 2004 were reported at their fair values as Other Assets, net of accrued interest, of $2.9 million and as Other Liabilities, net of accrued interest, of $3.8 million.

     In December 2003, we entered into two forward-starting interest rate swaps with an aggregate notional amount of $97.0 million in anticipation of the issuance of fixed-rate medium term notes subsequent to year-end. These contracts were designated as a cash flow hedge of forecasted interest payments for $100 million of unsecured notes that were ultimately sold in February 2004. Concurrent with the sale of these notes, we settled our $97.0 million forward-starting interest rate swap contracts, resulting in a loss of $.9 million, which is being amortized as a reduction to earnings over the life of the notes. In January 2004, we entered into four additional forward-starting interest rate swaps with an aggregate notional amount of $194.0 million in anticipation of the issuance of fixed-rate medium term notes. A medium term note totaling $50 million was issued in January 2004, at which time one of the four forward-starting interest rate swaps with a notional amount of $48.5 million was settled at a loss of $.7 million. This $.7 million loss is being amortized as a reduction to earnings over the life of the related medium term note. An additional medium term note totaling $50 million was issued in March 2004, at which time the second of the four forward-starting interest rate swaps with a notional amount of $48.5 million was settled at a loss of $2.7 million.

     This $2.7 million loss is being amortized as a reduction to earnings over the life of the related medium term note. In the second quarter of 2004, the remaining two forward-starting interest rate swaps with an aggregate notional amount of $97 million were settled concurrent with the issuance of an additional $100 million of notes at a net loss of $.7 million. This loss will be amortized as a reduction to earnings over the life of the related medium term notes.

     As of June 30, 2004, the balance in accumulated other comprehensive loss relating to the derivatives was $3.7 million. Within the next twelve months, we expect to reclassify to earnings as interest expense approximately $0.3 million of that balance. With respect to fair value hedges, both changes in fair market value of the derivative hedging instrument and changes in the fair value of the hedged item will be recorded in earnings each reporting period. These amounts should completely offset with no impact to earnings, except for the portion of the hedge that proves to be ineffective, if any.


7.   DEBT

     Our  debt  consists  of  the  following  (in  thousands):


                                                                        June 30,     December 31,
                                                                          2004           2003
                                                                      ------------  -------------
     Fixed-rate debt payable to 2030 at 4.5% to 8.9%. . . . . . . . . $ 1,969,957   $ 1,510,294
     Unsecured notes payable under revolving credit agreements . . .      190,820       259,050
     Obligations under capital leases . . . . . . . . . . . . . . . .      33,458        33,458
     Industrial revenue bonds payable to 2015 at 1.1% to 3.2% . . . .       7,813         7,904
                                                                      ------------  -------------

         Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 2,202,048   $ 1,810,706
                                                                      ============  =============




     As of June 30, 2004, we had a $400 million unsecured revolving credit facility that matures in November 2006, of which $175.0 million was outstanding. At June 30, 2004, the variable interest rate of the $400 million revolving credit facility was 1.5%. At June 30, 2004, we had $15.8 million outstanding under a $20 million revolving credit agreement at a variable interest rate of 1.6%.

     For the three months ended June 30, 2004, we issued an additional $175 million of unsecured fixed-rate medium term notes with a weighted average life of 8.6 years at a weighted average interest rate of 5.3%, net of the effect of related interest rate swaps. Proceeds received were used to pay down amounts outstanding under our $400 million revolving credit facility.

     Our  debt  can  be  summarized  as  follows  (in  thousands):



                                                 June 30,      December 31,
                                                  2004             2003
                                               ------------    -----------
As to interest rate (including the effects of
    interest rate swaps):
        Fixed-rate debt . . . . . . . . . . .  $ 1,853,878     $ 1,458,792
        Variable-rate debt. . . . . . . . . .      348,170         351,914
                                               ------------    ------------

            Total . . . . . . . . . . . . . .  $ 2,202,048     $ 1,810,706
                                               ============    ============

As to collateralization:
        Unsecured debt. . . . . . . . . . . .  $ 1,507,611     $ 1,216,998
        Secured debt. . . . . . . . . . . . .      694,437         593,708
                                               ------------    ------------

            Total . . . . . . . . . . . . . .  $ 2,202,048     $ 1,810,706
                                               ============    ============




     Various debt agreements contain restrictive covenants, the most restrictive of which requires us to maintain a pool of qualifying assets, as defined, of not less than 160% of unsecured debt. Other restrictions include a minimum interest coverage ratio of 2.25, a minimum fixed charge coverage ratio of 1.75, a minimum net worth requirement, and both secured and total debt to total asset value ratio limited to 30% and 55%, respectively. Management believes that we are in compliance with all restrictive covenants.


8.   PREFERRED  SHARES  SUBJECT  TO  MANDATORY  REDEMPTION

     In 2003, we adopted SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires that certain financial instruments that incorporate an obligation by the issuer to transfer assets or issue equity be reported as liabilities. Financial instruments that fall within the scope of SFAS No. 150 include equity shares and non-controlling interests in subsidiaries that are mandatorily redeemable. Our 7.0% Series C Cumulative Redeemable Preferred Shares fell within the scope of SFAS No. 150, since they were mandatorily redeemable and redemption was through transfer of cash or a variable number of our common shares. These shares were redeemed on April 1, 2004.

     Preferred Shares Subject to Mandatory Redemption reported at December 31, 2003 of $109.4 million represents the redemption value, net of unamortized issuance costs totaling $3.6 million, of the 7.0% Series C Cumulative Redeemable Preferred Shares. These shares were redeemed on April 1, 2004 resulting in the recognition of $3.6 million of unamortized issuance costs as a loss on early redemption of preferred shares in arriving at Operating Income.

9.   PROPERTY

     Our  property  consists  of  the  following  (in  thousands):




                                           June 30,      December 31,
                                             2004            2003
                                         ------------   --------------
     Land. . . . . . . . . . . . . . . . $   677,193    $     603,972
     Land held for development . . . . .      19,563           21,112
     Land under development. . . . . . .      24,989           22,459
     Buildings and improvements. . . . .   2,806,130        2,483,414
     Construction in-progress. . . . . .      80,933           69,134
                                         ------------   --------------

                 Total . . . . . . . . . $ 3,608,808    $   3,200,091
                                         ============   ==============




     Interest and ad valorem taxes capitalized to land under development or buildings under construction was $1.6 million and $1.8 million for the quarters ended June 30, 2004 and 2003, respectively, and $3.2 million and $3.9 million for the six months ended June 30, 2004 and 2003, respectively.

     Acquisitions of properties are accounted for utilizing the purchase method (as set forth in SFAS No. 141 and SFAS No. 142) and, accordingly, the results of operations are included in our results of operations from the respective dates of acquisition. We have used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property among land, buildings on an "as if vacant" basis, and other identifiable intangibles. Other identifiable intangibles include the effect of out-of-market leases, the value of having leases in place and out-of-market assumed mortgages. At June 30, 2004, deferred charges of $7.6 million for above-market leases are included in Other Assets, deferred credits of $7.2 million for below-market leases and $29.6 million for out-of-market assumed mortgages are included in Other Liabilities and deferred charges of $22.6 million for lease origination costs are included in Unamortized Debt and Lease Costs. These identifiable debit and credit intangibles are amortized over the terms of the acquired leases or the remaining lives of the mortgages.

     During the first six months of 2004, we invested a total of $365.5 million in the acquisition of consolidated operating properties. Of this, $363.4 million was invested in ten shopping centers as well as the purchase of our partners' interest in four of our existing centers, and $2.1 million was invested in one industrial project. An additional $24.5 million was
     invested  in  four  shopping  centers,  each   through   a   new  50%-owned
     unconsolidated  joint  venture  as  discussed  in  Note  10.

     With respect to new development, we have ten shopping centers in various stages of development in Arizona, Louisiana, Nevada, Texas and Utah, and we anticipate that the majority of them will come on-line during the remainder of 2004 and into 2005. Two projects in Texas and one in Colorado were completed as of June 30, 2004.

     In the second quarter of 2004, an impairment loss of $2.7 million was recognized on a parcel of land held for development located in Houston, Texas. During the second quarter of 2004, we determined that it was probable that we would sell a portion of this land to a third party. Accordingly, we revised the estimated holding period for this asset as well as the estimates of future cash flows to be generated from the property, resulting in the impairment loss.

10.  INVESTMENTS  IN  REAL  ESTATE  JOINT  VENTURES

     We own interests in joint ventures or limited partnerships in which we do not exercise financial and operating control. These partnerships are accounted for under the equity method since we exercise significant influence. Our interests in these joint ventures and limited partnerships range from 20% to 75% and, with the exception of one partnership, which owns seven industrial properties, each venture owns a single real estate asset. Combined condensed unaudited financial information of these ventures (at 100%) is summarized as follows (in thousands):




                                      June 30,     December 31,
                                       2004            2003
                                     ----------    ------------
       Combined Balance Sheets

     Property. . . . . . . . . . . . $ 223,362     $ 229,285
     Accumulated depreciation. . . .   (22,288)      (26,845)
                                     ----------    ------------
         Property - net. . . . . . .   201,074       202,440

     Other assets. . . . . . . . . .    14,359        15,088
                                     ----------    ------------

                 Total . . . . . . . $ 215,433     $ 217,528
                                     ===========   ============


     Debt. . . . . . . . . . . . . . $  66,258     $  92,839
     Amounts payable to WRI. . . . .    40,388        35,062
     Other liabilities . . . . . . .     5,266         4,729
     Accumulated equity. . . . . . .   103,521        84,898
                                     ----------    ------------

                 Total . . . . . . . $ 215,433     $ 217,528
                                     ===========   ============






    Combined Statements of Income
                                         Three Months Ended      Six Months Ended
                                               June 30,              June 30,
                                         -------------------   ---------------------
                                           2004       2003       2004        2003
                                         --------   --------   --------    ---------
     Revenues. . . . . . . . . . . . . . $ 8,039    $ 5,815    $ 15,705    $ 11,957
                                         --------   --------   --------    ---------

     Expenses:
       Depreciation and amortization . .   1,592      1,152       3,151       2,210
       Operating . . . . . . . . . . . .   1,029        861       2,146       1,639
       Interest. . . . . . . . . . . . .   1,456      1,486       3,455       3,004
       Ad valorem taxes. . . . . . . . .     942        799       1,934       1,581
       General and administrative. . . .      43         18         107          56
                                         --------   --------   --------    ---------

                 Total . . . . . . . . .   5,062      4,316      10,793       8,490
                                         --------   --------   --------    ---------

     Net Income. . . . . . . . . . . . . $ 2,977    $ 1,499    $  4,912    $  3,467
                                         ========   ========   =========   =========




     Our investment in real estate joint ventures, as reported on the balance sheets, differs from our proportionate share of the joint ventures' underlying net assets due to basis differentials, which arose upon the transfer of assets from us to the joint ventures. This basis differential, which totaled $5.0 million and $4.8 million at June 30, 2004 and December 31, 2003, respectively, is depreciated over the useful lives of the related assets.

     Fees earned by us for the management of these joint ventures totaled $.1 million for the quarters ended June 30, 2004 and 2003, respectively, and $.3 million for the six months ended June 30, 2004 and 2003, respectively.

     In April 2004, we acquired our joint venture partners' interest in four of our existing shopping centers, of which three are located in Texas and one in New Mexico.

     Also, in April 2004, three 50%-owned unconsolidated joint ventures acquired an interest in three retail properties located in McAllen, Texas. Las Tiendas Plaza, a 499,900 square foot center, is anchored by Target and Mervyn's (both corporately-owned), as well as Ross Dress for Less, Marshall's and Office Depot. Northcross is a 76,500 square foot center and is anchored by Barnes & Noble and Blockbuster. The third property is HEB South 10th Street, which is anchored by an HEB supermarket.

     In June 2004, a 50%-owned unconsolidated joint venture acquired an interest in a retail property located in Fenton, Missouri. Western Plaza is a 56,000 square foot center, which is anchored by Big Lots.


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

     Information  concerning  our  reportable   segments  is  as   follows   (in
     thousands):



                                                           SHOPPING
                                                            CENTER      INDUSTRIAL     OTHER         TOTAL
                                                         ------------   ----------   ---------    ------------
     Three Months Ended
     June 30, 2004:
         Revenues . . . . . . . . . . . . . . . . . . .  $   111,772    $  11,675    $     305    $   123,752
         Net operating income . . . . . . . . . . . . .       81,978        8,185            6         90,169
         Equity in earnings of joint ventures . . . . .        1,764           69         (182)         1,651
         Investment in real estate joint ventures . . .       47,901          581          457         48,939
         Total assets . . . . . . . . . . . . . . . . .    2,772,805      296,030      279,191      3,348,026

     Three Months Ended
     June 30, 2003:
         Revenues . . . . . . . . . . . . . . . . . . .  $    91,601    $   9,909    $     484    $   101,994
         Net operating income . . . . . . . . . . . . .       67,163        7,271          175         74,609
         Equity in earnings of joint ventures . . . . .        1,003           13          (18)           998
         Investment in real estate joint ventures . . .       28,260                       200         28,460
         Total assets . . . . . . . . . . . . . . . . .    2,163,861      235,838      176,100      2,575,799

     Six Months Ended
     June 30, 2004:
         Revenues . . . . . . . . . . . . . . . . . . .  $   216,518    $  23,266    $     999    $   240,783
         Net operating income . . . . . . . . . . . . .      158,830       16,433          414        175,677
         Equity in earnings of joint ventures . . . . .        3,006          104         (173)         2,937

     Six Months Ended
     June 30, 2003:
         Revenues . . . . . . . . . . . . . . . . . . .  $   178,245    $  19,619    $     976    $   198,840
         Net operating income . . . . . . . . . . . . .      131,712       14,158          323        146,193
         Equity in earnings of joint ventures . . . . .        1,980          105          (49)         2,036




     Net operating income reconciles to income before discontinued operations as shown on the Statements of Consolidated Income and Comprehensive Income as follows (in thousands):




                                                               Three Months Ended          Six Months Ended
                                                                     June 30,                   June 30,
                                                              ---------------------    ------------------------
                                                                2004        2003          2004         2003
                                                              ---------   ---------    ----------   -----------
     Total segment net operating income. . . . . . . . . . .  $ 90,169    $ 74,609     $ 175,677     $ 146,193
     Less:
          Depreciation and amortization. . . . . . . . . . .    29,215      22,312        55,707        43,195
          Interest . . . . . . . . . . . . . . . . . . . . .    28,140      21,036        55,873        40,475
          General and administrative . . . . . . . . . . . .     3,936       3,414         7,962         6,471
          Loss on early redemption of preferred shares . . .     3,566                     3,566
          Income allocated to minority interests . . . . . .       975         837         1,854         1,732
          Impairment loss on land held for development . . .     2,700                     2,700
          Equity in earnings of joint ventures . . . . . . .    (1,651)       (998)       (2,937)       (2,036)
          Gain (loss) on sale of properties. . . . . . . . .      (102)         17          (419)            8
                                                              ---------   ---------    ----------   -----------
     Income Before Discontinued Operations . . . . . . . . .  $ 23,390    $ 27,991     $  51,371    $   56,348
                                                              =========   =========    ==========   ===========



12.  COMMON  SHARES  OF  BENEFICIAL  INTEREST

     In February 2004, a three-for-two share split, effected in the form of a 50% share dividend, was declared for shareholders of record on March 16, 2004, payable March 30, 2004. We issued 28.5 million common shares of beneficial interest as a result of the share split. All references to the number of shares and per share amounts have been restated to reflect the share split, and an amount equal to the par value of the number of common shares issued have been reclassified to common shares of beneficial interest from accumulated dividends in excess of net income.

     In March 2004, we issued an additional 3.6 million common shares of beneficial interest. Net proceeds to us totaled $118.0 million based on a price of $33.64 per share. The proceeds from this offering were used primarily to redeem our 7.0% Series C Cumulative Redeemable Preferred Shares on April 1, 2004.


13.  PREFERRED  SHARES

     In May 2003, we redeemed $75 million of 7.44% Series A Cumulative Redeemable Preferred Shares. The redemption was financed through the issuance of $75 million of depositary shares in April 2003. Each depositary share represents one-thirtieth of a Series D Cumulative Redeemable Preferred Share. The depositary shares are redeemable, in whole or in part, for cash on or after April 30, 2008 at our option, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon. The depositary shares are not convertible or exchangeable for any of our other property or securities. The Series D preferred shares pay a 6.75% annual dividend and have a liquidation value of $750 per share.

     On July 8, 2004, we issued $72.5 million of depositary shares. Each depositary share represents one-hundredth of a Series E Cumulative Redeemable Preferred Share. The depositary shares are redeemable, in whole or in part, for cash at our election on or after July 8, 2009, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon. The depositary shares are not convertible or exchangeable for any of our other property or securities. The Series E preferred shares pay a 6.95% annual dividend and have a liquidation value of $2,500 per share. Net proceeds of $70.2 million were utilized to pay down amounts outstanding under our $400 million revolving credit facility.


14.  EMPLOYEE  BENEFIT  PLANS

     In December 2003, FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirements Benefits" as amended. SFAS No. 132 revises employers' disclosures about pension plans and other postretirement benefit plans to include disclosures of the amount of net periodic benefit cost and the total amount of employers' contributions made.

     The  components of net periodic benefit cost are as follows (in thousands):




                                          Three Months Ended    Six Months Ended
                                                June 30,             June 30,
                                          ------------------   ------------------
                                             2004      2003      2004      2003
                                          --------   -------   -------   --------
     Service cost . . . . . . . . . . . .  $  151    $  114    $  302    $  162
     Interest cost. . . . . . . . . . . .     259       195       518       277
     Expected return on plan assets . . .    (240)     (181)     (480)     (257)
     Prior service cost . . . . . . . . .     (38)      (29)      (76)      (41)
     Recognized loss. . . . . . . . . . .      67        50       134        71
                                          --------   -------   -------   --------
          Total . . . . . . . . . . . . .  $  199    $  149    $  398    $  212
                                          ========   =======   =======   ========




     We contributed $850,000 to the plan in the second quarter of 2004. We will make no additional payments in 2004.

15.  BANKRUPTCY  REMOTE  PROPERTIES

     We had 48 properties, having a net book value of approximately $866.7 million at June 30, 2004 (collectively the "Bankruptcy Remote Properties", and each a "Bankruptcy Remote Property"), which are wholly owned by various "Bankruptcy Remote Entities". Each Bankruptcy Remote Entity is either a direct or an indirect subsidiary of us. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against us, our affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay our creditors, any of its affiliates, or any other person or entity. Neither we nor any of our affiliates have agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any other Bankruptcy Remote Entity.

     The  accounts  of  the  Bankruptcy  Remote  Entities  are  included  in our
     consolidated  financial  statements  because  we  exercise  financial   and
     operating  control  over  each  of  these  entities.


16.  SUBSEQUENT  EVENT

     At June 30, 2004, we had mortgage bonds and notes receivable from WRI Holdings, Inc. of $2.8 million, net of deferred gain of $3.0 million. Unimproved land collateralized these receivables. We shared certain directors and were under common management with WRI Holdings. On July 20, 2004, the shareholders of WRI Holdings adopted a Plan of Dissolution and transferred 9.7 acres of land in Conroe, Texas, WRI Holdings' only remaining asset, to us in satisfaction of its obligations under the bonds and notes. The land will be recorded at the net carrying value of the mortgage bonds and notes. The estimated fair market value of the land is in excess of this carrying value.

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

At June 30, 2004, we owned or operated under long-term leases, either directly or through our interests in joint ventures, 338 developed income-producing properties and two properties that are currently under development, which are located in 20 states that span the southern half of the United States from coast to coast. Included in the portfolio are 278 shopping centers and 62 industrial properties. We have approximately 6,800 leases and 5,000 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Leases generally include minimum lease payments that often increase over the lease term, reimbursements of property operating expenses, including ad valorem taxes, and additional rent payments based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services.
The stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio. As of June 30, 2004, no single tenant accounted for more than 2.8% of total rental revenues.

In assessing the performance of our properties, management carefully tracks the occupancy of our portfolio. Occupancy for the total portfolio was 94.2% at June 30, 2004 compared to 92.2% at June 30, 2003. Another important indicator of performance is the increase in rental rates on a same-space basis as we complete new leases and renew existing leases. We completed 618 new leases or renewals in the first six months of 2004 totaling 2.6 million square feet, increasing rental rates an average of 6.2% on a same-space basis. Net of capital costs, the average increase in rental rates was 3.4%.

With respect to external growth through acquisitions and new developments, management closely monitors movements in returns relative to our blended weighted average cost of capital, the amount of product in our acquisition and new development pipelines and the geographic areas where opportunities are present. We purchased ten shopping centers and one industrial project during the first half of 2004. Also, we acquired four shopping centers, each through a 50% unconsolidated joint venture, and acquired our joint venture partners' interest in four existing centers. These transactions added 2.6 million square feet to our portfolio and represent a total investment of $390.0 million. These purchases included two each in North Carolina, Florida and California, four in Texas, three in Georgia and one each in Missouri and Kentucky. Kentucky represents the 20th state in which we operate, and was a logical expansion given our geographic footprint in the southern half of the United States.

Our new development activity includes two projects in Texas and one project in Colorado that were completed as of June 30, 2004 adding 92,000 square feet to our portfolio with an investment of $10.5 million. These properties are 89.6% leased.

Our new development activity also includes ten shopping centers in various stages of development in Arizona, Louisiana, Nevada, Texas and Utah. We anticipate that the majority of these projects will come on-line during the remainder of 2004 and into 2005.

Management is also committed to maintaining a strong, conservative capital structure, which provides constant access to a variety of capital sources. The strength of our balance sheet is evidenced by unsecured debt ratings of "A" by

Standard and Poor's and "A3" by Moody's rating services, the highest combined ratings of any public REIT. We carefully balance obtaining low cost financing with minimizing exposure to interest rate movements, matching long-term liabilities with the long-term assets acquired or developed and maintaining adequate debt to market capitalization, fixed charge coverage and other ratios as necessary to retain our current credit ratings. In executing this strategy, we redeemed our Series C Cumulative Redeemable Preferred Shares on April 1, 2004 and issued 3.6 million common shares of beneficial interest. We also issued $200 million of ten-year unsecured fixed-rate medium term notes during the first quarter of 2004 at a weighted average rate of 5.2%, net of the effect of related interest rate swaps. In the second quarter of 2004, an additional $175 million of unsecured fixed-rate medium term notes were issued with a weighted average life of 8.6 years at a weighted average interest rate of 5.3%, net of the effect of related interest rate swaps.

On July 8, 2004, we issued $72.5 million of depositary shares. Each depositary share represents one-hundredth of a Series E Cumulative Redeemable Preferred Share. The depositary shares are redeemable, in whole or in part, for cash at our election on or after July 8, 2009, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon. The depositary shares are not convertible or exchangeable for any of our other property or securities. The Series E preferred shares pay a 6.95% annual dividend and have a liquidation value of $2,500 per share. Net proceeds of $70.2 million were utilized to pay down amounts outstanding under our $400 million revolving credit facility.

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

Property
Real estate assets are stated at cost less accumulated depreciation, which, in the opinion of management, is not in excess of the individual property's estimated undiscounted future cash flows, including estimated proceeds from disposition. Depreciation is computed using the straight-line method, generally over estimated useful lives of 18-50 years for buildings and 10-20 years for parking lot surfacing and equipment. Major replacements where the improvement extends the useful life of the asset are capitalized, and the replaced asset and corresponding accumulated depreciation are removed from the accounts. All other maintenance and repair items are charged to expense as incurred.

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

Our properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property. Such carrying amount would be adjusted, if necessary, to estimated fair value to reflect an impairment in the value of the asset. In the second quarter of 2004, we recognized a $2.7 impairment charge on a parcel of land held for development located in Houston, Texas.

RESULTS  OF  OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 TO THE THREE MONTHS ENDED JUNE 30, 2003

Revenues
Total revenues increased by $21.8 million or 21.4% in 2004 ($123.8 million in 2004 versus $102.0 million in 2003). This increase resulted primarily from the increase in rental revenues of $22.4 million. Property acquisitions and new development activity contributed $20.4 million of the rental income increase with the remainder of $2.0 million due to the activity at our existing properties, based on factors described below.

Occupancy (leased space) of the total portfolio increased as compared to the prior year as follows:




                                      JUNE 30,
                                  ----------------
                                   2004      2003
                                  ------    ------
          Shopping Centers . . .  94.7%     92.6%
          Industrial . . . . . .  92.7%     91.0%
          Total. . . . . . . . .  94.2%     92.2%


In the second quarter of 2004, we completed 354 renewals and new leases comprising 1.6 million square feet at an average rental rate increase of 4.7%. Net of the amortized portion of capital costs for tenant improvements, the increase averaged 1.4%.

Expenses
Total expenses increased by $24.3 million or 32.8% in 2004 ($98.4 million in 2004 versus $74.1 million in 2003).

The increases in 2004 for depreciation and amortization expense ($6.9 million), operating expenses ($2.8 million) and ad valorem taxes ($3.4 million) are primarily a result of growth in the portfolio due to properties acquired and developed. Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues were 27% in both 2004 and 2003.

Interest expense as reported represents primarily the gross interest expense on our indebtedness less interest that is capitalized for properties under development and over-market interest adjustments on mortgages assumed through acquisitions. Interest expense as reported in 2004 increased by $7.1 million, which is due primarily to an increase in gross interest expense offset by a higher benefit from over-market interest adjustments. Gross interest expense increased by $8.2 million in 2004 due to an increase in the average debt outstanding from $1.4 billion in 2003 to $2.1 billion in 2004. This was offset by a decrease in the weighted-average interest rate between the two periods from 6.3% in 2003 to 5.9% in 2004. The interest benefit from our over-market mortgage adjustment increased from zero in 2003 to $1.2 million in 2004.

General and administrative expenses increased by $.5 million or 14.7% in 2004 ($3.9 million in 2004 versus $3.4 million in 2003). This increase results primarily from normal compensation increases as well as increases in staffing necessitated by the growth in the portfolio. General and administrative expense as a percentage of rental revenues was 3% in both 2004 and 2003.

Loss  on  early  redemption  of  preferred shares of $3.6 million represents the
unamortized  original  issuance  costs  related  to   the  Series  C  Cumulative
Redeemable  Preferred  Shares  redeemed  in  April  2004.

Other
Equity in earnings of joint ventures increased by $.7 million or 70.0% ($1.7 million in 2004 versus $1.0 million in 2003). This increase is due primarily to the acquisition of four retail properties, each through a 50%-owned unconsolidated joint venture.

Impairment loss on land held for development represents the $2.7 million charge related to a parcel of land held for development in Houston, Texas. During the second quarter of 2004, we determined that it was probable that we would sell a portion of this land to a third party. Accordingly, we revised the estimated holding period for this asset as well as the estimates of future cash flows to be generated from the property, resulting in the impairment loss.

Income from discontinued operations increased $13.3 million in 2004 ($13.8 million in 2004 versus $.5 million in 2003). Included in this caption for 2004 are the operating results and gain from disposition of two retail properties totaling 271,000 square feet of gross leasable area. Included in this caption for 2003 are the operating results of properties disposed in 2004 and 2003 as well as any gain or loss on dispositions during the three months ended June 30, 2003.

RESULTS  OF  OPERATIONS
COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 TO THE SIX MONTHS ENDED JUNE 30, 2003

Revenues
Total revenues increased by $42.0 million or 21.1% in 2004 ($240.8 million in 2004 versus $198.8 million in 2003). This increase resulted primarily from the increase in rental revenues of $42.0 million. Property acquisitions and new development activity contributed $38.1 million of the rental income increase with the remainder of $3.9 million due to the activity at our existing properties, based on factors described below.

Occupancy (leased space) of the total portfolio increased as compared to the prior year as follows:




                                      JUNE 30,
                                  ----------------
                                   2004      2003
                                  ------    ------
          Shopping Centers . . .  94.7%     92.6%
          Industrial . . . . . .  92.7%     91.0%
          Total. . . . . . . . .  94.2%     92.2%




In 2004, we completed 618 renewals and new leases comprising 2.6 million square feet at an average rental rate increase of 6.2%. Net of the amortized portion of capital costs for tenant improvements, the increase averaged 3.4%.

Expenses
Total expenses increased by $45.4 million or 31.8% in 2004 ($188.2 million in 2004 versus $142.8 million in 2003).

The increases in 2004 for depreciation and amortization expense ($12.5 million), operating expenses ($6.0 million) and ad valorem taxes ($6.5 million) are primarily a result of growth in the portfolio due to properties acquired and developed. Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues were 27% in both 2004 and 2003.

Interest expense as reported represents primarily the gross interest expense on our indebtedness and the interest associated with our preferred shares less interest that is capitalized for properties under development and over-market interest adjustments on mortgages assumed through acquisitions. Interest expense as reported in 2004 increased by $15.4 million due primarily to an increase in gross interest expense on our indebtedness and the interest associated with our mandatorily redeemable preferred shares, offset by a higher benefit from over-market interest adjustments. Gross interest expense increased by $15.1 million in 2004 due to an increase in the average debt outstanding from $1.4 billion in 2003 to $2.0 billion in 2004. This was offset by a decrease in the weighted-average interest rate between the two periods from 6.3% in 2003 to 6.0% in 2004. As a result of the adoption of SFAS No. 150, dividends paid or accrued on our Series C Preferred Shares are reported as interest expense, causing interest expense to increase by $2.0 million. The interest benefit from our over-market mortgage adjustment increased from zero in 2003 to $2.3 million in 2004.

General and administrative expenses increased by $1.5 million or 23.1% in 2004 ($8.0 million in 2004 versus $6.5 million in 2003). This increase results primarily from normal compensation increases as well as increases in staffing necessitated by the growth in the portfolio. General and administrative expense as a percentage of rental revenues was 3% in both 2004 and 2003.

Loss  on  early  redemption  of  preferred shares of $3.6 million represents the
unamortized  original  issuance  costs  related  to  the   Series  C  Cumulative
Redeemable  Preferred  Shares  redeemed  in  April  2004.

Other
Equity in earnings of joint ventures increased by $.9 million or 45.0% ($2.9 million in 2004 versus $2.0 million in 2003). This increase is due primarily to the acquisition of four retail properties, each through a 50%-owned unconsolidated joint venture.

Impairment loss on land held for development represents the $2.7 million charge related to a parcel of land held for development in Houston, Texas. During the second quarter of 2004, we determined that it was probable that we would sell a portion of this land to a third party. Accordingly, we revised the estimated holding period for this asset as well as the estimates of future cash flows to be generated from the property, resulting in the impairment loss.

Income from discontinued operations increased $12.2 million in 2004 ($14.2 million in 2004 from $2.0 million in 2003). Included in this caption for 2004 are the operating results and gain from disposition of two retail properties totaling 271,000 square feet of gross leasable area. Included in this caption for 2003 are the operating results of properties disposed in 2004 and 2003 as well as any gain or loss on dispositions during the first six months of 2003.

CAPITAL  RESOURCES  AND  LIQUIDITY

We anticipate that cash flows from operating activities will continue to provide adequate capital for all dividend payments in accordance with REIT requirements. Cash on hand, internally-generated cash flow, borrowings under our existing credit facilities, issuance of secured and unsecured debt, as well as other debt and equity alternatives, should provide the necessary capital to maintain and operate our properties, refinance debt maturities and achieve planned growth, which together with our dividend payments, are our primary liquidity needs. We hedge the future cash flows of our debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions. We generally have the right to sell or otherwise dispose of our assets except in certain cases where we are required to obtain a third party consent, such as for assets held in entities in which we have less than 100% ownership.

Investing  Activities  -  Acquisitions
During the first six months of 2004, we invested $365.5 million in the acquisition of operating properties of which $363.4 million was invested in ten shopping centers as well as the purchase of our partners' interest in four of our existing centers, and $2.1 million was invested in one industrial project. We invested an additional $24.5 million in four retail properties, each through a 50%-owned unconsolidated joint venture. These combined acquisitions added 2.6 million square feet to our portfolio.

In January 2004, we acquired three supermarket-anchored shopping centers. Greenhouse Marketplace located in San Leandro, California; Leesville Town Centre located in Raleigh, North Carolina and Harrison Pointe Center located in Cary,

North Carolina, a suburb of Raleigh. All of these acquisitions were acquired in limited partnerships utilizing a DownREIT structure and are included in our consolidated financial statements because we exercise financial and operating control.

In March 2004, we completed the acquisition of a portfolio of four shopping centers; First Colony Commons located in Sugar Land, Texas, a suburb of Houston; T.J. Maxx Plaza located in Kendall, Florida, a suburb of Miami; Largo Mall located near St. Petersburg, Florida and Tates Creek located in Lexington, Kentucky.

In April 2004, three 50%-owned unconsolidated joint ventures acquired an interest in three retail properties located in McAllen, Texas. Las Tiendas Plaza, a 499,900 square foot center, is anchored by Target and Mervyn's (both corporately-owned), as well as Ross Dress for Less, Marshall's and Office Depot. Northcross is a 76,500 square foot center and is anchored by Barnes & Noble and Blockbuster. The third property is HEB South 10th Street, which is anchored by an HEB supermarket. In April 2004, we also acquired our joint venture partners' interests in four of our existing shopping centers, of which three are located in Texas and one in New Mexico.

In May 2004, we acquired an industrial project and two retail centers. Southside Industrial Parkway is a 72,000 square foot industrial center located in Atlanta, Georgia. El Camino Promenade is an 111,000 square foot shopping center that is anchored by TJ Maxx, AMC Theater and Beverages & More, and is located in Encinitas, California. Village Shoppes of Sugarloaf is a 148,000 square foot shopping center, which is located in Lawrenceville, Georgia, a suburb of Atlanta. Publix anchors this retail center.

In June 2004, we acquired Roswell Corners, a 137,000 square foot shopping center, which is located in Roswell, Georgia and is anchored by Staples, TJ Maxx and Super Target (corporately-owned). In June 2004, we also acquired an interest in a retail property through a 50%-owned unconsolidated joint venture. Western Plaza is a 56,000 square foot center, which is anchored by Big Lots and located in Fenton, Missouri.

Investing  Activities  -  New  Development  and  Capital  Expenditures
Our new development activity includes two projects in Texas and one project in Colorado that were completed as of June 30, 2004 adding 92,000 square feet to our portfolio with an investment of $10.5 million. These properties are 89.6% leased. We also have ten shopping centers in various stages of development in Arizona, Louisiana, Nevada, Texas and Utah. These projects, upon completion, will represent an investment of approximately $116 million and will add .8 million square feet to the portfolio. We invested $13.5 million in the first half of 2004 in these properties and expect to invest approximately $9.0 million during the remainder of 2004. These projects will continue to come on-line during the remainder of 2004 and into 2005.

Financing  Activities  -  Debt
Total debt outstanding increased to $2.2 billion at June 30, 2004 from $1.8 billion at December 31, 2003. This increase was primarily due to the funding of acquisitions and ongoing development and redevelopment efforts. Included in total debt outstanding of $2.2 billion at June 30, 2004 is variable-rate debt of $348.2 million, after recognizing the net effect of $132.5 million of interest rate swaps.

In December 2003, we entered into two forward-starting interest rate swaps with an aggregate notional amount of $97.0 million in anticipation of the issuance of fixed-rate medium term notes subsequent to year-end. These contracts were designated as a cash flow hedge of forecasted interest payments for $100 million of unsecured notes that were ultimately sold in February 2004. Concurrent with the sale of these notes, we settled our $97.0 million forward-starting interest rate swap contracts, resulting in a loss of $.9 million, which is being amortized as a reduction to earnings over the life of the notes. In January 2004, we entered into four additional forward-starting interest rate swaps with an aggregate notional amount of $194.0 million in anticipation of the issuance of fixed-rate medium term notes. A medium term note totaling $50 million was issued in January 2004, at which time one of the four forward-starting interest rate swaps with a notional amount of $48.5 million was settled at a loss of $.7 million. This $.7 million loss is being amortized as a reduction to earnings over the life of the related medium term note. An additional medium term note totaling $50 million was issued in March 2004, at which time the second of the four forward-starting interest rate swaps with a notional amount of $48.5 million was settled at a loss of $2.7 million. This $2.7 million loss is being amortized as a reduction to earnings over the life of the related medium term note. In the second quarter of 2004, the remaining two forward-starting interest rate swaps with an aggregate notional amount of $97 million were settled concurrent with the issuance of an additional $100 million of notes at a net loss of $.7 million. This loss will be amortized as a reduction to earnings over the life of the related medium term notes.

For the three months ended March 31, 2004, we issued a total of $200 million of ten-year unsecured fixed-rate medium term notes at a weighted average interest rate of 5.2%, net of the effect of related interest rate swaps. Proceeds received were used to pay down amounts outstanding under our $400 million revolving credit facility.

For the three months ended June 30, 2004, we issued an additional $175 million of unsecured fixed-rate medium term notes with a weighted average life of 8.6 years at a weighted average interest rate of 5.3%, net of the effect of related interest rate swaps. Proceeds received were used to pay down amounts outstanding under our $400 million revolving credit facility.

In March 2004, we entered into two interest rate swaps with an aggregate notional amount of $50 million that convert fixed interest rate payments to variable interest payments. At June 30, 2004, we have ten interest rate swap contracts with an aggregate notional amount of $132.5 million that convert fixed interest payments at rates ranging from 4.2% to 7.4% to variable interest payments. These contracts have been designated as fair value hedges. We have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates. In June 2004, two interest rate swaps designated as cash flow hedges and two interest rate swaps designated as fair value hedges expired.

In April 2003, the SEC declared effective our $1 billion shelf registration statement, of which $330.9 million was available as of June 30, 2004. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

Financing  Activities  -  Equity
Our Board of Trust Managers approved a quarterly dividend of $.415 per common share for the second quarter of 2004. Our dividend payout ratio on common equity for the second quarter of 2004 and 2003 was 71% and 72%, respectively, based on funds from operations for the applicable period.

In February 2004, a three-for-two share split, effected in the form of a 50% share dividend, was declared for shareholders of record on March 16, 2004, payable March 30, 2004. We issued 28.5 million common shares of beneficial interest as a result of the share split. All references to the number of shares and per share amounts have been restated to reflect the share split, and an amount equal to the par value of the number of common shares issued have been reclassified to common shares of beneficial interest from accumulated dividends in excess of net income.

In March 2004, we issued an additional 3.6 million common shares of beneficial interest. Net proceeds to us totaled $118.0 million based on a price of $33.64 per share. The proceeds from this offering were used primarily to redeem our 7.0% Series C Cumulative Redeemable Preferred Shares on April 1, 2004. The unamortized original issuance costs of $3.6 million for these shares were reported as a loss in arriving at Operating Income.

On July 8, 2004, we issued $72.5 million of depositary shares. Each depositary share represents one-hundredth of a Series E Cumulative Redeemable Preferred Share. The depositary shares are redeemable, in whole or in part, for cash at our election on or after July 8, 2009, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon. The depositary shares are not convertible or exchangeable for any of our other property or securities. The Series E preferred shares pay a 6.95% annual dividend and have a liquidation value of $2,500 per share. Net proceeds of $70.2 million were utilized to pay down amounts outstanding under our $400 million revolving credit facility.

CONTRACTUAL  OBLIGATIONS

The following table summarizes our principal contractual obligations as of June 30, 2004 (in thousands):



                                          Remainder
                                             of
                                            2004       2005       2006        2007         2008      Thereafter     Total
                                          ---------  --------   ---------   ---------   ---------   -----------   ----------
Unsecured Debt: (1)
      Medium Term Notes. . . . . . . . .  $  7,100   $ 52,500   $  37,000   $  79,000   $  36,000   $   908,400   $1,120,000
      7% 2011 Bonds. . . . . . . . . . .                                                                200,000      200,000
      Revolving Credit Facilities. . . .    15,820                175,000                                            190,820

Secured Debt . . . . . . . . . . . . . .    37,461     31,589      21,907      20,245     164,540       418,695      694,437

Ground Lease Payments. . . . . . . . . .       811      1,464       1,230       1,059       1,029        25,426       31,019

Obligations to Acquire/
  Develop Properties . . . . . . . . . .    15,264                                                                    15,264
                                          ---------  --------   ---------   ---------   ---------   -----------   ----------

Total Contractual Obligations. . . . . .  $ 76,456   $ 85,553   $ 235,137   $ 100,304   $ 201,569   $ 1,552,521   $2,251,540
                                          =========  ========   =========   =========   =========   ===========   ==========

--------------------------------------------------------------------------------------------------------------
(1)   Total  unsecured  debt  obligations  as  shown  above are $3.2 million more than total unsecured debt as reported  due  to amortization of the discount on medium term notes and the fair value of interest rate swaps.




As of June 30, 2004 and 2003, we did not have any off-balance sheet arrangements.

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

Funds  from  operations  is  calculated  as  follows  (in  thousands):



                                                      Three Months Ended        Six Months Ended
                                                           June 30,                  June 30,
                                                    ----------------------   ----------------------
                                                       2004         2003        2004         2003
                                                    ----------   ---------   ----------   ---------
Net income available to common shareholders. . . .  $  35,917    $ 21,060    $  63,060    $ 46,029
Depreciation and amortization. . . . . . . . . . .     27,027      20,786       51,781      40,178
Depreciation and amortization of
  unconsolidated joint ventures. . . . . . . . . .        701         463        1,358         897
(Gain) loss on sale of properties. . . . . . . . .    (13,508)        115      (13,825)       (765)
                                                    ----------   ---------   ----------   ---------
              Funds from operations. . . . . . . .     50,137      42,424      102,374      86,339
Funds from operations attributable to
  operating partnership units. . . . . . . . . . .      1,508       1,091        2,838       2,355
                                                    ----------   ---------   ----------   ---------

              Funds from operations assuming
                conversion of OP units . . . . . .  $  51,645    $ 43,515    $ 105,212    $ 88,694
                                                    ==========   =========   ==========   =========

Weighted average shares outstanding - basic. . . .     85,598      78,193       84,371      78,165
Effect of dilutive securities:
      Share options and awards . . . . . . . . . .        787         771          869         680
      Operating partnership units. . . . . . . . .      2,242       2,093        2,211       2,193
                                                    ----------   ---------   ----------   ---------
Weighted average shares outstanding -
  diluted. . . . . . . . . . . . . . . . . . . . .     88,627      81,057       87,451      81,038
                                                    ==========   =========   ==========   =========




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


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose us to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At June 30, 2004, we had fixed-rate debt of $1.9 billion and variable-rate debt of $348.2 million, after adjusting for the net effect of $132.5 million of interest rate swaps.


ITEM  4.  DISCLOSURE  CONTROLS  AND  PROCEDURES

Under  the  supervision  and  with  the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities
Exchange Act of 1934) as of June 30, 2004. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2004.

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

               31.1      Certification   pursuant  to   Section  302(a)  of  the
                         Sarbanes-Oxley  Act  of 2002 (Chief Executive Officer).

               31.2      Certification   pursuant   to  Section  302(a)  of  the
                         Sarbanes-Oxley  Act  of 2002 (Chief Financial Officer).

               32.1 Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

               32.2 Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).


          (b)  Reports  on  Form  8-K

               A  Form  8-K, dated April 27, 2004, was filed in response to Item
               7. Exhibits and Item 12. Results of Operation and Financial Condition.

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



                                                   WEINGARTEN  REALTY  INVESTORS
                                                   -----------------------------
                                                          (Registrant)



                                          BY:    /s/  Andrew  M.  Alexander
                                             -----------------------------------
                                                   Andrew  M.  Alexander
                                             President/Chief  Executive  Officer
                                               (Principal  Executive  Officer)



                                          BY:       /s/  Joe  D.  Shafer
                                             -----------------------------------
                                                      Joe  D.  Shafer
                                                 Vice  President/Controller
                                              (Principal  Accounting  Officer)


DATE:     August  6,  2004

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