Form 10-Q/A
period 2004-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2004-09-22
CIK 828916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q/A

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June  30, 2004
                                                 --------------

                                       OR

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE  ACT  OF  1934

   For the transition period from____________________ to ____________________


                          Commission file number 1-9876
                                                 ------

                           WEINGARTEN REALTY INVESTORS
                           ---------------------------
             (Exact name of registrant as specified in its charter)




            Texas                                               74-1464203
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

2600 Citadel Plaza Drive, P.O. Box 924133, Houston, Texas        77292-4133
---------------------------------------------------------   -------------------
        (Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code:  (713) 866-6000
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

PART  II
OTHER  INFORMATION

This amendment on Form 10-Q/A is being filed to give effect for Item 4. Submission of Matters to a Vote of Security Holders.

ITEM  4.       SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Weingarten Realty Investors held its Annual Meeting of Shareholders on April 23, 2004. For more information on the following proposals, see our proxy statement dated March 17, 2004, the relevant portions of which are incorporated herein by reference.

(1) The shareholders elected each of the nine nominees to the Board of Trust Managers for a one-year term:



   TRUST MANAGER                      FOR            WITHHELD
--------------------               ----------       ----------


Stanford Alexander . . . . . . .   51,618,571         419,567
Andrew M. Alexander. . . . . . .   51,668,827         369,311
J. Murry Bowden. . . . . . . . .   51,448,431         589,708
James W. Crownover . . . . . . .   50,984,554       1,053,585
Robert J. Cruikshank . . . . . .   50,925,867       1,112,272
Melvin A. Dow. . . . . . . . . .   51,371,359         666,780
Stephen A. Lasher. . . . . . . .   51,683,087         355,052
Douglas W. Schnitzer . . . . . .   51,681,769         356,369
Marc J. Shapiro. . . . . . . . .   51,165,937         872,202
                                  ------------      ----------
          TOTAL. . . . . . . . .  462,548,402       5,794,846
                                  ============      ==========


(2) The shareholders ratified the appointment of Deloitte & Touche LLP as our independent accountants:




FOR . . . . . . . . . . . . . . .  51,117,961
AGAINST . . . . . . . . . . . . .     801,745
ABSTAIN . . . . . . . . . . . . .     118,433
                                   -----------
          TOTAL . . . . . . . . .  52,038,139
                                   ===========


(3) The shareholders defeated a shareholder proposal on "Performance and Time-Based Restricted Shares":



FOR . . . . . . . . . . . . . . .   9,449,215
AGAINST . . . . . . . . . . . . .  26,843,788
ABSTAIN . . . . . . . . . . . . .     977,291
                                   -----------
          TOTAL . . . . . . . . .  37,270,294
                                   ===========

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


                               WEINGARTEN  REALTY  INVESTORS
                               -----------------------------
                                       (Registrant)



                                BY:    /s/  Andrew  M.  Alexander
                                   ----------------------------------
                                          Andrew  M.  Alexander
                                  President/Chief  Executive  Officer
                                    (Principal  Executive  Officer)



                                BY:       /s/  Joe  D.  Shafer
                                  -----------------------------------
                                             Joe  D.  Shafer
                                       Vice  President/Controller
                                   (Principal  Accounting  Officer)


DATE:     September  22,  2004
          --------------------