Form 10-Q
period 2004-09-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2004-11-09
CIK 828916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004
                                               ------------------

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

                 ______________________________________________
                 (Former name, former address and former fiscal
                       year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes    X         No
                                                      ------.         ------.


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate  by  check mark whether the registrant is an accelerated filer (as
defined  in  Exchange  Act  Rule  12b-2).  Yes    X          No
                                                ------.          ------.


     As of October 28, 2004, there were 88,931,301 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

                          PART I-FINANCIAL INFORMATION

ITEM  1.     CONSOLIDATED  FINANCIAL  STATEMENTS


                           WEINGARTEN REALTY INVESTORS
           STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS THAT ARE REPORTED ON A
                               POST-SPLIT BASIS)


                                                               Three Months Ended      Nine Months Ended
                                                                 September 30,           September 30,
                                                             ----------------------  ----------------------
                                                                2004        2003        2004        2003
                                                             ----------  ----------  ----------  ----------
Revenues:
  Rentals . . . . . . . . . . . . . . . . . . . . . . . . .  $ 128,433   $ 102,781   $ 365,844   $ 298,192
  Interest income . . . . . . . . . . . . . . . . . . . . .        374         480       1,033       1,277
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .      1,079       3,118       3,792       5,750
                                                             ----------  ----------  ----------  ----------
       Total. . . . . . . . . . . . . . . . . . . . . . . .    129,886     106,379     370,669     305,219
                                                             ----------  ----------  ----------  ----------
Expenses:
  Depreciation and amortization . . . . . . . . . . . . . .     30,421      23,070      86,128      66,265
  Interest. . . . . . . . . . . . . . . . . . . . . . . . .     29,826      22,220      85,699      62,695
  Operating . . . . . . . . . . . . . . . . . . . . . . . .     20,888      16,562      56,882      46,595
  Ad valorem taxes. . . . . . . . . . . . . . . . . . . . .     14,453      12,466      43,565      35,080
  General and administrative. . . . . . . . . . . . . . . .      4,085       3,655      12,047      10,126
  Loss on early redemption of preferred shares. . . . . . .                              3,566
                                                             ----------  ----------  ----------  ----------
       Total. . . . . . . . . . . . . . . . . . . . . . . .     99,673      77,973     287,887     220,761
                                                             ----------  ----------  ----------  ----------
Operating Income. . . . . . . . . . . . . . . . . . . . . .     30,213      28,406      82,782      84,458
Equity in Earnings of Joint Ventures. . . . . . . . . . . .      1,656       1,485       4,593       3,521
Income Allocated to Minority Interests. . . . . . . . . . .     (1,001)       (591)     (2,855)     (2,323)
Impairment Loss on Land Held for Development. . . . . . . .                             (2,700)
Gain on Sale of Properties. . . . . . . . . . . . . . . . .        370           8         789
                                                             ----------  ----------  ----------  ----------
Income Before Discontinued Operations . . . . . . . . . . .     31,238      29,308      82,609      85,656
                                                             ----------  ----------  ----------  ----------
Operating Income from Discontinued Operations . . . . . . .                    412         790       1,660
Gain on Sale of Properties. . . . . . . . . . . . . . . . .                  3,465      13,430       4,228
                                                             ----------  ----------  ----------  ----------
       Income From Discontinued Operations. . . . . . . . .                  3,877      14,220       5,888
                                                             ----------  ----------  ----------  ----------
Net Income. . . . . . . . . . . . . . . . . . . . . . . . .     31,238      33,185      96,829      91,544
Dividends on Preferred Shares . . . . . . . . . . . . . . .      2,428       4,804       4,959      14,646
Original Issuance Cost Associated with Series A
  Preferred Shares. . . . . . . . . . . . . . . . . . . . .                                          2,488
                                                             ----------  ----------  ----------  ----------
Net Income Available to Common Shareholders . . . . . . . .  $  28,810   $  28,381   $  91,870   $  74,410
                                                             ==========  ==========  ==========  ==========

Net Income Per Common Share - Basic:
  Income Before Discontinued Operations . . . . . . . . . .  $     .33   $     .31   $     .91   $     .88
  Income From Discontinued Operations . . . . . . . . . . .                    .05         .17         .07
                                                             ----------  ----------  ----------  ----------
  Net Income. . . . . . . . . . . . . . . . . . . . . . . .  $     .33   $     .36   $    1.08   $     .95
                                                             ==========  ==========  ==========  ==========

Net Income Per Common Share - Diluted:
  Income Before Discontinued Operations . . . . . . . . . .  $     .33   $     .31   $     .91   $     .88
  Income From Discontinued Operations . . . . . . . . . . .                    .05         .16         .07
                                                             ----------  ----------  ----------  ----------
  Net Income. . . . . . . . . . . . . . . . . . . . . . . .  $     .33   $     .36   $    1.07   $     .95
                                                             ==========  ==========  ==========  ==========

Net Income. . . . . . . . . . . . . . . . . . . . . . . . .  $  31,238   $  33,185   $  96,829   $  91,544
                                                             ----------  ----------  ----------  ----------

Other Comprehensive Income (Loss):
  Unrealized derivative gain on interest rate swaps . . . .                    387         939       1,506
  Amortization of forward-starting interest rate swaps. . .         86         (40)        151        (120)
  Unrealized derivative loss on forward-starting
    interest rate swaps . . . . . . . . . . . . . . . . . .                             (4,977)
                                                             ----------  ----------  ----------  ----------
Other Comprehensive Income (Loss) . . . . . . . . . . . . .         86         347      (3,887)      1,386
                                                             ----------  ----------  ----------  ----------

Comprehensive Income. . . . . . . . . . . . . . . . . . . .  $  31,324   $  33,532   $  92,942   $  92,930
                                                             ==========  ==========  ==========  ==========


                See Notes to Consolidated Financial Statements.

                          WEINGARTEN REALTY INVESTORS
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                September 30,   December 31,
                                                                                    2004            2003
                                                                                -------------   ------------

                                     ASSETS
Property . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,695,442     $ 3,200,091
Accumulated Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .     (594,910)       (527,375)
                                                                                -------------   ------------
    Property - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,100,532       2,672,716

Investment in Real Estate Joint Ventures . . . . . . . . . . . . . . . . . . .       46,686          35,085
                                                                                -------------   ------------
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,147,218       2,707,801

Notes Receivable from Real Estate Joint Ventures and Partnerships. . . . . . .       18,949          36,825
Unamortized Debt and Lease Costs . . . . . . . . . . . . . . . . . . . . . . .       85,615          70,895
Accrued Rent and Accounts Receivable (net of allowance for doubtful
  accounts of $4,185 in 2004 and $4,066 in 2003) . . . . . . . . . . . . . . .       43,987          40,325
Cash and Cash Equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .       38,236          20,255
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       56,122          46,993
                                                                                -------------   ------------
                    Total. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,390,127     $ 2,923,094
                                                                                =============   ============


                        LIABILITIES AND SHAREHOLDERS' EQUITY

Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,054,281     $ 1,810,706
Preferred Shares Subject to Mandatory Redemption, net. . . . . . . . . . . . .                      109,364
Accounts Payable and Accrued Expenses. . . . . . . . . . . . . . . . . . . . .       88,881          78,986
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       82,198          52,671
                                                                                -------------   ------------
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,225,360       2,051,727
                                                                                -------------   ------------
Minority Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       72,789          49,804
                                                                                -------------   ------------
Commitments and Contingencies
Shareholders' Equity:
    Preferred Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 10,000;
        6.75% Series D cumulative redeemable preferred shares of
          beneficial interest;  100 shares issued and outstanding in 2004
          and 2003; liquidation preference $75,000 . . . . . . . . . . . . . .            3               3
        6.95% Series E cumulative redeemable preferred shares of
          beneficial interest; 29 shares issued and outstanding in 2004;
          liquidation preference $72,500 . . . . . . . . . . . . . . . . . . .            1
    Common Shares of Beneficial Interest - par value, $.03 per share;
      shares authorized: 150,000; shares issued and outstanding:
        88,865 in 2004 and 81,889 in 2003. . . . . . . . . . . . . . . . . . .        2,661           2,488
    Capital Surplus. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,283,897         993,657
    Accumulated Dividends in Excess of Net Income. . . . . . . . . . . . . . .     (190,346)       (174,234)
    Accumulated Other Comprehensive Loss . . . . . . . . . . . . . . . . . . .       (4,238)           (351)
                                                                                -------------   ------------
      Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . .    1,091,978         821,563
                                                                                -------------   ------------

                    Total. . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 3,390,127     $ 2,923,094
                                                                                =============   ============


                See Notes to Consolidated Financial Statements.

                          WEINGARTEN REALTY INVESTORS
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)
                             (AMOUNTS IN THOUSANDS)



                                                                          Nine Months Ended
                                                                            September 30,
                                                                       -----------------------
                                                                           2004        2003
                                                                       -----------  ----------
Cash Flows from Operating Activities:
    Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   96,829   $  91,544
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization . . . . . . . . . . . . . . .      86,466      67,151
          Loss on early redemption of preferred shares. . . . . . . .       3,566
          Equity in earnings of joint ventures. . . . . . . . . . . .      (4,593)     (3,521)
          Income allocated to minority interests. . . . . . . . . . .       2,855       2,323
          Impairment loss on land held for development. . . . . . . .       2,700
          Gain on sale of properties. . . . . . . . . . . . . . . . .     (14,219)     (4,228)
          Changes in accrued rent and accounts receivable . . . . . .      (3,933)       (374)
          Changes in other assets . . . . . . . . . . . . . . . . . .     (29,703)    (21,632)
          Changes in accounts payable and accrued expenses. . . . . .       6,244     (11,406)
          Other, net. . . . . . . . . . . . . . . . . . . . . . . . .         755         699
                                                                       -----------  ----------
                Net cash provided by operating activities . . . . . .     146,967     120,556
                                                                       -----------  ----------

Cash Flows from Investing Activities:
    Investment in properties. . . . . . . . . . . . . . . . . . . . .    (349,321)   (249,796)
    Notes receivable:
          Advances. . . . . . . . . . . . . . . . . . . . . . . . . .     (18,316)    (15,760)
          Collections . . . . . . . . . . . . . . . . . . . . . . . .      36,132         381
    Proceeds from sales and disposition of property . . . . . . . . .      27,440      13,575
    Real estate joint ventures and partnerships:
          Investments . . . . . . . . . . . . . . . . . . . . . . . .     (23,168)       (801)
          Distributions . . . . . . . . . . . . . . . . . . . . . . .       8,119       4,053
                                                                       -----------  ----------
                Net cash used in investing activities . . . . . . . .    (319,114)   (248,348)
                                                                       -----------  ----------

Cash Flows from Financing Activities:
    Proceeds from issuance of:
          Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . .     413,070     317,102
          Common shares of beneficial interest, net . . . . . . . . .     222,134       2,173
          Preferred shares of beneficial interest, net. . . . . . . .      70,009      72,691
    Redemption of preferred shares of beneficial interest . . . . . .    (112,940)    (75,000)
    Principal payments of debt. . . . . . . . . . . . . . . . . . . .    (289,357)    (95,577)
    Common and preferred dividends paid . . . . . . . . . . . . . . .    (112,941)   (106,141)
    Other, net. . . . . . . . . . . . . . . . . . . . . . . . . . . .         153        (135)
                                                                       -----------  ----------
                Net cash provided by financing activities . . . . . .     190,128     115,113
                                                                       -----------  ----------

Net increase (decrease) in cash and cash equivalents. . . . . . . . .      17,981     (12,679)
Cash and cash equivalents at January 1. . . . . . . . . . . . . . . .      20,255      27,420
                                                                       -----------  ----------
Cash and cash equivalents at September 30 . . . . . . . . . . . . . .  $   38,236   $  14,741
                                                                       ===========  ==========


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

     All highly liquid investments with original maturities of three months or less are considered cash equivalents. We issued 24,615 and 86,776 common shares of beneficial interest valued at $.6 million and $2.0 million for the nine months ended September 30, 2004 and 2003, respectively, in exchange for interests in limited partnerships, which had been formed to acquire operating properties. We assumed debt totaling $123.6 million and $100.1 million in connection with purchases of property during the nine months ended September 30, 2004 and 2003, respectively. Cash payments for interest on debt, net of amounts capitalized, of $88.5 million and $77.7 million were made during the nine months ended September 30, 2004 and 2003, respectively. In satisfaction of obligations under mortgage bonds and notes receivable from WRI Holding, Inc. of $2.9 million, we acquired 9.7 acres of land in July 2004.

     Certain reclassifications of prior year amounts have been made to conform to the current year presentation.


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



                                                               Three Months Ended      Nine Months Ended
                                                                  September 30,           September 30,
                                                             ---------------------   ---------------------
                                                               2004        2003        2004        2003
                                                             ---------   ---------   ---------   ---------
     Net income available to common shareholders. . . . . .  $ 28,810    $ 28,381    $ 91,870    $ 74,410
     Stock-based employee compensation included in
       net income available to common shareholders. . . . .        54           2         147           7
     Stock-based employee compensation determined
       under the fair value-based method for all awards . .      (147)       (103)       (427)       (310)
                                                             ---------   ---------   ---------   ---------
     Pro forma net income available to
       common shareholders. . . . . . . . . . . . . . . . .  $ 28,717    $ 28,280    $ 91,590    $ 74,107
                                                             =========   =========   =========   =========
     Net income per common share:
           Basic - as reported. . . . . . . . . . . . . . .  $    .33    $    .36    $   1.08    $    .95
                                                             =========   =========   =========   =========
           Basic - pro forma. . . . . . . . . . . . . . . .  $    .33    $    .36    $   1.07    $    .95
                                                             =========   =========   =========   =========

     Net income per common share:
           Diluted - as reported. . . . . . . . . . . . . .  $    .33    $    .36    $   1.07    $    .95
                                                             =========   =========   =========   =========
           Diluted - pro forma. . . . . . . . . . . . . . .  $    .33    $    .36    $   1.07    $    .94
                                                             =========   =========   =========   =========


3.   PER  SHARE  DATA

     Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding, which have been adjusted for the three-for-two share split declared in February 2004 and described in Note 12. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated as follows (in thousands):



                                                                 Three Months Ended       Nine Months Ended
                                                                    September 30,            September 30,
                                                                ---------------------   ---------------------
                                                                  2004        2003        2004        2003
                                                                ---------   ---------   ---------   ---------
     Numerator:
     Net income available to common shareholders - basic . . .  $ 28,810    $ 28,381    $ 91,870    $ 74,410
     Income attributable to operating partnership units. . . .       951         755       2,643       2,347
                                                                ---------   ---------   ---------   ---------
     Net income available to common shareholders - diluted . .  $ 29,761    $ 29,136    $ 94,513    $ 76,757
                                                                =========   =========   =========   =========

     Denominator:
     Weighted average shares outstanding - basic . . . . . . .    86,951      78,241      85,237      78,191
     Effect of dilutive securities:
           Share options and awards. . . . . . . . . . . . . .       920         897         874         748
           Operating partnership units . . . . . . . . . . . .     2,666       2,038       2,364       2,141
                                                                ---------   ---------   ---------   ---------
     Weighted average shares outstanding - diluted . . . . . .    90,537      81,176      88,475      81,080
                                                                =========   =========   =========   =========


     Options to purchase 1,000 and 450 common shares for the third quarter ended September 30, 2004 and 2003, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price, while 1,700 and 1,650 common shares have been excluded from the nine months ended September 30, 2004 and 2003 calculations of net income per common share - diluted as the exercise prices were greater than the average market price.

4.   NEWLY  ADOPTED  ACCOUNTING  PRONOUNCEMENTS

     In January 2003 FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which was reissued as Interpretation No. 46R in December 2003. FIN 46R requires a variable interest entity to be consolidated by a company if that company absorbs a majority of the variable interest entity's expected losses, receives a majority of the entity's expected residual returns, or both. It further requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. We have applied FIN 46R to our joint ventures and concluded that it did not require consolidation of additional entities.


5.   DISCONTINUED  OPERATIONS

     In 2004 two retail projects located in Webster and Kingwood, Texas were sold. In 2003 we sold five retail projects located in San Antonio (1), McKinney (1), Nacogdoches (1) and Houston (2), Texas. Also, in 2003 a warehouse building in Memphis, Tennessee and a retail building in Houston, Texas were sold. The operating results and the gain on sale of these properties have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Included in the Consolidated Balance Sheet at December 31, 2003 is $19.5 million of Property and $7.0 million of Accumulated Depreciation associated with the two retail projects located in Texas, which were sold in 2004.

     The discontinued operations reported in 2004 and 2003 had no debt that was required to be repaid upon their disposition. In addition, we elected not to allocate other consolidated interest to discontinued operations since the interest savings to be realized from the proceeds of the sale of these operations was not material.


6.   DERIVATIVES  AND  HEDGING

     We hedge the future cash flows of our debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions. At September 30, 2004, we have ten active interest rate swap contracts with an aggregate notional amount of $132.5 million that convert fixed interest payments at rates ranging from 4.2% to 7.4% to variable interest payments. These contracts have been designated as fair value hedges. We have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates. The derivative instruments designated as fair value hedges on September 30, 2004 were reported at their fair values as Other Assets, net of accrued interest, of $2.9 million and as Other Liabilities, net of accrued interest, of $1.5 million.

     Changes in the market value of fair value hedges, both in the market value of the derivative instrument and in market value of the hedged item, are recorded in earnings each reporting period, except for the portion of the hedge that proves ineffective. For the quarter and nine months ending September 30, 2004, these changes in fair market value offset with no impact to earnings.

     During the nine month period ending September 30, 2004, we settled various forward-starting interest rate swaps designed to hedge the cash flow of forecasted interest payments on future debt. These contracts were designated as cash flow hedges and are described in more detail below. Losses on the settlement of these cash flow hedges were recorded to Accumulated Other Comprehensive Loss and are being amortized to interest expense over the life of the hedged item.

     As of September 30, 2004, the balance in Accumulated Other Comprehensive Loss relating to derivatives was $3.6 million. Within the next twelve months, we expect to amortize to interest expense approximately $0.3 million of that balance.

     In December 2003 we entered into two forward-starting interest rate swaps with an aggregate notional amount of $97.0 million in anticipation of the issuance of fixed-rate medium term notes subsequent to year-end. These contracts were designated as a cash flow hedge of forecasted interest payments for $100 million of unsecured notes that were ultimately sold in February 2004. Concurrent with the sale of these notes, we settled our $97.0 million forward-starting interest rate swap contracts, resulting in a loss of $.9 million. In January 2004 we entered into four additional forward-starting interest rate swaps designated as cash flow hedges with an aggregate notional amount of $194.0 million in anticipation of the issuance of fixed-rate medium term notes. A medium term note totaling $50 million was issued in January 2004, at which time one of the four forward-starting interest rate swaps with a notional amount of $48.5 million was settled at a loss of $.7 million. An additional medium term note totaling $50 million was issued in March 2004, at which time the second of the four forward-starting interest rate swaps with a notional amount of $48.5 million was settled at a loss of $2.7 million. In the second quarter of 2004, the remaining two forward-starting interest rate swaps with an aggregate notional amount of $97 million were settled concurrent with the issuance of an additional $100 million of medium term notes at a net loss of $.7 million. Each of the losses described above was recorded to Accumulated Other Comprehensive Loss and is being amortized to interest expense over the life of the related medium term notes.

     Also, in June 2004 two interest rate swaps designated as cash flow hedges and two interest rate swaps designated as fair value hedges expired.


7.   DEBT

     Our  debt  consists  of  the  following  (in  thousands):


                                                                     September 30,  December 31,
                                                                         2004           2003
                                                                     -------------  ------------
     Fixed-rate debt payable to 2030 at 4.5% to 8.9%. . . . . . . .  $ 1,977,500    $ 1,510,294
     Unsecured notes payable under revolving credit agreements. . .       31,000        259,050
     Obligations under capital leases . . . . . . . . . . . . . . .       33,458         33,458
     Industrial revenue bonds payable to 2015 at 1.7% to 3.6% . . .        7,768          7,904
     Variable-rate debt payable to 2009 . . . . . . . . . . . . . .        4,555
                                                                     -------------  ------------

     Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,054,281    $ 1,810,706
                                                                     =============  ============


     As of September 30, 2004, we had a $400 million unsecured revolving credit facility that matures in November 2006, of which $31 million was outstanding, and the variable interest rate was 2.3%. At September 30, 2004, we had nothing outstanding under a $20 million revolving credit agreement.

     Our  debt  can  be  summarized  as  follows  (in  thousands):


                                                        September 30,   December 31,
                                                            2004            2003
                                                        -------------  -------------
     As to interest rate (including the effects of
         interest rate swaps):
             Fixed-rate debt . . . . . . . . . . . . .  $ 1,865,998     $ 1,458,792
             Variable-rate debt. . . . . . . . . . . .      188,283         351,914
                                                        -------------  -------------
                 Total . . . . . . . . . . . . . . . .  $ 2,054,281     $ 1,810,706
                                                        =============  =============
     As to collateralization:
             Unsecured debt. . . . . . . . . . . . . .  $ 1,334,771     $ 1,216,998
             Secured debt. . . . . . . . . . . . . . .      719,510         593,708
                                                        -------------  -------------
                 Total . . . . . . . . . . . . . . . .  $ 2,054,281     $ 1,810,706
                                                        =============  =============


     Various debt agreements contain restrictive covenants, the most restrictive of which requires us to maintain a pool of qualifying assets, as defined, of not less than 160% of unsecured debt and a total debt to total asset value ratio limited to 55%. Other restrictions include a minimum interest coverage ratio of 2.25, a minimum fixed charge coverage ratio of 1.75, a minimum net worth requirement and secured debt to total asset value ratio limited to 30%. Management believes that we are in compliance with all restrictive covenants.


8.   PREFERRED  SHARES  SUBJECT  TO  MANDATORY  REDEMPTION

     In 2003 we adopted SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires that certain financial instruments that incorporate an obligation by the issuer to transfer assets or issue equity be reported as liabilities. Financial instruments that fall within the scope of SFAS No. 150 include equity shares and non-controlling interests in subsidiaries that are mandatorily redeemable. Our 7.0% Series C Cumulative Redeemable Preferred Shares fell within the scope of SFAS No. 150, since they were mandatorily redeemable and redemption was through transfer of cash or a variable number of our common shares.

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

9.   PROPERTY

     Our  property  consists  of  the  following  (in  thousands):


                                       September 30,   December 31,
                                           2004            2003
                                       -------------  -------------
     Land . . . . . . . . . . . . . .  $   699,359    $   603,972
     Land held for development. . . .       22,459         21,112
     Land under development . . . . .       20,098         22,459
     Buildings and improvements . . .    2,876,642      2,483,414
     Construction in-progress . . . .       76,884         69,134
                                       -------------  -------------
                 Total. . . . . . . .  $ 3,695,442    $ 3,200,091
                                       =============  =============


     Interest and ad valorem taxes capitalized to land under development or buildings under construction was $1.1 million and $1.7 million for the quarters ended September 30, 2004 and 2003, respectively, and $4.3 million and $5.6 million for the nine months ended September 30, 2004 and 2003, respectively.

     Acquisitions of properties are accounted for utilizing the purchase method (as set forth in SFAS No. 141 and SFAS No. 142) and, accordingly, the results of operations are included in our results of operations from the respective dates of acquisition. We have used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property among land, buildings on an "as if vacant" basis, and other identifiable intangibles. Other identifiable intangibles include the effect of out-of-market leases, the value of having leases in place and out-of-market assumed mortgages. At September 30, 2004, deferred charges of $9.1 million for above-market leases are included in Other Assets, deferred credits of $7.5 million for below-market leases and $32.0 million for out-of-market assumed mortgages are included in Other Liabilities and deferred charges of $25.1 million for lease origination costs are included in Unamortized Debt and Lease Costs. These identifiable debit and credit intangibles are amortized over the terms of the acquired leases or the remaining lives of the mortgages.

     During the first nine months of 2004, we purchased 17 shopping centers and one industrial project, as well as the purchase of our partners' interest in four of our existing centers. These transactions added 3.1 million square feet to our portfolio and represent a total investment of $449.7 million. These purchases included two each in North Carolina, Florida and California, seven in Texas, three in Georgia and one each in Missouri and Kentucky. Of the 17 shopping centers acquired, four involved buying shopping centers through four 50% unconsolidated joint ventures.

     In addition to seven development properties in various stages of construction that were started prior to this quarter, we commenced three shopping center developments during the quarter. Two of these are in North Carolina and one in Colorado.

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

10.  INVESTMENTS  IN  REAL  ESTATE  JOINT  VENTURES

     We own interests in joint ventures or limited partnerships in which we exercise significant influence but do not have financial and operating control. These partnerships are accounted for under the equity method. Our interests in these joint ventures and limited partnerships range from 20% to 75% and, with the exception of one partnership, which owns seven industrial properties, each venture owns a single real estate asset. Combined condensed unaudited financial information of these ventures (at 100%) is summarized as follows (in thousands):



                                  September 30,   December 31,
                                      2004            2003
                                  -------------   -------------
       Combined Balance Sheets

     Property . . . . . . . . . .  $ 240,192        $ 229,285
     Accumulated depreciation . .    (23,527)         (26,845)
                                  -------------   -------------
         Property - net . . . . .    216,665          202,440
     Other assets . . . . . . . .     17,623           15,088
                                  -------------   -------------
             Total. . . . . . . .  $ 234,288        $ 217,528
                                  =============   =============


     Debt . . . . . . . . . . . .  $ 110,108        $  92,839
     Amounts payable to WRI . . .     17,059           35,062
     Other liabilities. . . . . .      6,354            4,729
     Accumulated equity . . . . .    100,767           84,898
                                  -------------   -------------
             Total. . . . . . . .  $ 234,288        $ 217,528
                                  =============   =============



       Combined Statements of Income
                                          Three Months Ended      Nine Months Ended
                                             September 30,           September 30,
                                          -------------------   ---------------------
                                            2004       2003       2004        2003
                                          --------   --------   ---------   ---------
     Revenues. . . . . . . . . . . . . .  $ 7,394    $ 5,642    $ 23,099    $ 17,599
                                          --------   --------   ---------   ---------
     Expenses:
         Interest. . . . . . . . . . . .    1,454      1,532       4,909       4,536
         Depreciation and amortization .    1,660      1,140       4,811       3,350
         Operating . . . . . . . . . . .    1,136        826       3,282       2,465
         Ad valorem taxes. . . . . . . .      731        832       2,665       2,413
         General and administrative. . .       (5)        17         102          73
                                          --------   --------   ---------   ---------
             Total . . . . . . . . . . .    4,976      4,347      15,769      12,837
                                          --------   --------   ---------   ---------
     Gain (loss) on sale of property . .       (7)     1,016          (7)      1,016
                                          --------   --------   ---------   ---------
     Net Income. . . . . . . . . . . . .  $ 2,411    $ 2,311    $  7,323    $  5,778
                                          ========   ========   =========   =========

     Our investment in real estate joint ventures, as reported on the balance sheets, differs from our proportionate share of the joint ventures' underlying net assets due to basis differentials, which arose upon the transfer of assets from us to the joint ventures. This basis differential, which totaled $5.0 million and $4.8 million at September 30, 2004 and December 31, 2003, respectively, is depreciated over the useful lives of the related assets.

     Fees earned by us for the management of these joint ventures totaled $.1 million for each quarter ended September 30, 2004 and 2003, and $.4 million for each nine months ended September 30, 2004 and 2003.

     In April 2004 we acquired our joint venture partners' interest in four of our existing shopping centers, of which three are located in Texas and one in New Mexico.

     Also, in April 2004 three 50%-owned unconsolidated joint ventures acquired an interest in three retail properties located in McAllen, Texas. Las Tiendas Plaza, a 499,900 square foot center, is anchored by Target and Mervyn's (both corporately-owned), as well as Ross Dress for Less, Marshall's and Office Depot. Northcross is a 76,500 square foot center and is anchored by Barnes & Noble and Blockbuster. The third property is HEB South 10th Street, which is anchored by an HEB supermarket.

     In June 2004 a 50%-owned unconsolidated joint venture acquired an interest in a retail property located in Fenton, Missouri (a suburb of St. Louis). Western Plaza is a 56,000 square foot center, which is anchored by Big Lots.

     In July 2004 a 25%-owned limited liability company commenced construction on Heritage Station, a 69,000 square foot shopping center in Wake Forest, North Carolina, which is anchored by Harris Teeter.

     In August 2004 a 41%-owned limited liability company commenced construction on Glenwood Meadows, a 402,000 square foot shopping center in Glenwood Springs, Colorado, which will include a corporate-owned Target.


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

     Information concerning our reportable segments is as follows (in thousands):


                                                         Shopping
                                                          Center     Industrial    Other        Total
                                                       ------------  ----------  ----------  ------------
     Three Months Ended September 30, 2004:
         Revenues . . . . . . . . . . . . . . . . . .  $   117,011   $  12,328   $     547   $   129,886
         Net operating income . . . . . . . . . . . .       85,246       8,883         416        94,545
         Equity in earnings of joint ventures . . . .        1,627          16          13         1,656
         Investment in real estate joint ventures . .       45,126         646         914        46,686
         Total assets . . . . . . . . . . . . . . . .    2,855,081     291,360     243,686     3,390,127

     Three Months Ended September 30, 2003:
         Revenues . . . . . . . . . . . . . . . . . .  $    94,985  $   10,710   $     684   $   106,379
         Net operating income . . . . . . . . . . . .       69,397       7,478         476        77,351
         Equity in earnings of joint ventures . . . .        1,525         (19)        (21)        1,485
         Investment in real estate joint ventures . .       28,007                     233        28,240
         Total assets . . . . . . . . . . . . . . . .    2,230,312     290,082     197,065     2,717,459

     Nine  Months Ended September 30, 2004:
         Revenues . . . . . . . . . . . . . . . . . .  $   333,529  $   35,594   $   1,546   $   370,669
         Net operating income . . . . . . . . . . . .      244,076      25,316         830       270,222
         Equity in earnings of joint ventures . . . .        4,633         120        (160)        4,593

     Nine Months Ended September 30, 2003:
         Revenues . . . . . . . . . . . . . . . . . .  $   273,230  $   30,329   $   1,660   $   305,219
         Net operating income . . . . . . . . . . . .      201,109      21,636         799       223,544
         Equity in earnings of joint ventures . . . .        3,505          86         (70)        3,521


     Net operating income reconciles to income before discontinued operations as shown on the Statements of Consolidated Income and Comprehensive Income as follows (in thousands):


                                                             Three Months Ended        Nine Months Ended
                                                               September 30,             September 30,
                                                            --------------------    -----------------------
                                                              2004        2003         2004         2003
                                                            ---------   ---------   ----------   ----------
     Total segment net operating income. . . . . . . . . .  $ 94,545    $ 77,351    $ 270,222    $ 223,544
     Less:
          Depreciation and amortization. . . . . . . . . .    30,421      23,070       86,128       66,265
          Interest . . . . . . . . . . . . . . . . . . . .    29,826      22,220       85,699       62,695
          General and administrative . . . . . . . . . . .     4,085       3,655       12,047       10,126
          Loss on early redemption of preferred shares . .                              3,566
          Income allocated to minority interests . . . . .     1,001         591        2,855        2,323
          Impairment loss on land held for development . .                              2,700
          Equity in earnings of joint ventures . . . . . .    (1,656)     (1,485)      (4,593)      (3,521)
          Gain on sale of properties . . . . . . . . . . .      (370)         (8)        (789)
                                                            ---------   ---------   ----------   ----------
     Income Before Discontinued Operations . . . . . . . .  $ 31,238    $ 29,308    $  82,609    $  85,656
                                                            =========   =========   ==========   ==========

12.  COMMON  SHARES  OF  BENEFICIAL  INTEREST

     In February 2004 a three-for-two share split, effected in the form of a 50% share dividend, was declared for shareholders of record on March 16, 2004, payable March 30, 2004. We issued 28.5 million common shares of beneficial interest as a result of the share split. All references to the number of shares and per share amounts have been restated to reflect the share split, and an amount equal to the par value of the number of common shares issued has been reclassified to Common Shares of Beneficial Interest from Accumulated Dividends in Excess of Net Income.

     In March 2004 we issued an additional 3.6 million common shares of beneficial interest. Net proceeds to us totaled $118.0 million. The proceeds from this offering were used primarily to redeem our 7.0% Series C Cumulative Redeemable Preferred Shares on April 1, 2004.

     In August 2004 we issued an additional 3.2 million common shares of beneficial interest. Net proceeds to us totaled $101.9 million. The proceeds from this offering were used to pay down amounts outstanding under our $400 million revolving credit facility.


13.   PREFERRED  SHARES

     As of September 30, 2004, we have two series of preferred shares outstanding: Series D and Series E, both of which are Cumulative Redeemable Preferred Shares.

     In April 2003 we issued $75 million of depositary shares. Each depositary share represents one-thirtieth of a Series D Cumulative Redeemable Preferred Share. The depositary shares are redeemable, in whole or in part, for cash on or after April 30, 2008 at our option, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon. The depositary shares are not convertible or exchangeable for any of our other property or securities. The Series D preferred shares pay a 6.75% annual dividend and have a liquidation value of $750 per share. Net proceeds of $73.0 million were used to redeem the 7.44% Series A Cumulative Redeemable Preferred Shares.

     In July 2004 we issued $72.5 million of depositary shares. Each depositary share represents one-hundredth of a Series E Cumulative Redeemable Preferred Share. The depositary shares are redeemable, in whole or in part, for cash on or after July 8, 2009 at our option, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon. The depositary shares are not convertible or exchangeable for any of our other property or securities. The Series E preferred shares pay a 6.95% annual dividend and have a liquidation value of $2,500 per share. Net proceeds of $70.2 million were utilized to pay down amounts outstanding under our $400 million revolving credit facility.


14.  EMPLOYEE  BENEFIT  PLANS

     In December 2003 FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirements Benefits" as amended. SFAS No. 132 revises employers' disclosures about pension plans and other postretirement benefit plans to include disclosures of the amount of net periodic benefit cost and the total amount of employers' contributions made.

     The  components of net periodic benefit cost are as follows (in thousands):


                                       Three Months Ended     Nine Months Ended
                                         September 30,          September 30,
                                       -------------------   -------------------
                                          2004     2003        2004      2003
                                       --------   --------   --------   --------
     Service cost . . . . . . . . . . .  $  27    $  148      $ 329     $ 310
     Interest cost. . . . . . . . . . .     47       253        565       530
     Expected return on plan assets . .    (43)     (234)      (523)     (491)
     Prior service cost . . . . . . . .     (7)      (37)       (83)      (78)
     Recognized loss. . . . . . . . . .     12        65        146       136
                                       --------   --------   --------   --------
          Total . . . . . . . . . . . .  $  36    $  195      $ 434     $ 407
                                       ========   ========   ========   ========


     We contributed $850,000 to the plan in the second quarter of 2004. We are not required to make any additional payments in 2004.


15.  BANKRUPTCY  REMOTE  PROPERTIES

     We had 51 properties, having a net book value of approximately $925.3 million at September 30, 2004 (collectively the "Bankruptcy Remote Properties", and each a "Bankruptcy Remote Property"), which are wholly owned by various "Bankruptcy Remote Entities". Each Bankruptcy Remote Entity is either a direct or an indirect subsidiary of us. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against us, our affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay our creditors, any of its affiliates, or any other person or entity. Neither we nor any of our affiliates have agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any other Bankruptcy Remote Entity.

     The accounts of the Bankruptcy Remote Entities are included in our consolidated financial statements because we exercise financial and operating control over each of these entities.


16.  RELATED  PARTY  TRANSACTION

     At December 31, 2003, we had mortgage bonds and notes receivable from WRI Holdings, Inc. of $2.8 million, net of deferred gain of $3.0 million. Unimproved land collateralized these receivables. We shared certain directors and were under common management with WRI Holdings, Inc. On July 20, 2004, the shareholders of WRI Holdings, Inc. adopted a Plan of Dissolution and transferred 9.7 acres of land in Conroe, Texas, the only remaining asset, to us in satisfaction of its obligations under the bonds and notes. The land was recorded at the net carrying value of the mortgage bonds and notes. The estimated fair market value of the land is in excess of this carrying value.

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

At September 30, 2004, we owned or operated under long-term leases, either directly or through our interests in joint ventures, 343 income-producing properties and three properties that are under development and have no rental income. Our 346 properties are located in 20 states that span the southern half of the United States from coast to coast and include 284 shopping centers and 62 industrial properties. We have approximately 6,800 leases and 5,000 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Leases generally include minimum lease payments that often increase over the lease term, reimbursements of property operating expenses, including ad valorem taxes, and additional rent payments based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. The stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio. As of September 30, 2004, no single tenant accounted for more than 2.8% of annualized rental revenues.

In assessing the performance of our properties, management carefully tracks the occupancy of our portfolio. Occupancy for the total portfolio was 94.2% at September 30, 2004 compared to 92.6% at September 30, 2003. Another important indicator of performance is the increase in rental rates on a same-space basis as we complete new leases and renew existing leases. We completed 991 new leases or renewals in the first nine months of 2004 totaling 4.0 million square feet, increasing rental rates an average of 6.0% on a same-space basis. Net of capital costs, the average increase in rental rates was 2.9%.

In evaluating growth through acquisitions, management closely monitors movements in returns relative to our blended weighted average cost of capital, the amount of product in our acquisition pipeline and the geographic areas where opportunities are present. During the first nine months of 2004, we purchased 17 shopping centers and one industrial project, as well as the purchase of our partners' interest in four of our existing centers. These transactions added 3.1 million square feet to our portfolio and represent a total investment of $449.7 million. These purchases included two each in North Carolina, Florida and California, seven in Texas, three in Georgia and one each in Missouri and Kentucky. Kentucky represents the 20th state in which we operate, and was a logical expansion given our geographic footprint in the southern half of the United States. Of the 17 shopping centers acquired, four involved buying shopping centers through four 50% unconsolidated joint ventures.

As with growth through acquisitions, we monitor our new development activity relative to our blended weighted average cost of capital, the amount of product in our new development pipeline and the geographic areas where opportunities are present. During the nine months ended September 30, 2004, we completed six new development projects adding 518,000 square feet to our portfolio with an investment of $62.2 million. These properties, two each in Texas and Louisiana and one each in Colorado and Nevada, were 94.2% leased as of September 30, 2004.

We have ten shopping center developments underway including three that were added during the quarter ended September 30, 2004. Of the new developments added this quarter, two are in North Carolina and one is in Colorado. The remaining seven shopping centers in various stages of development are located in Arizona, Louisiana, Texas and Utah. We anticipate that the majority of these ten projects will come on-line during the remainder of 2004 and into 2005.

Management is also committed to maintaining a strong, conservative capital structure, which provides constant access to a variety of capital sources. The strength of our balance sheet is evidenced by unsecured debt ratings of "A" by Standard and Poor's and "A3" by Moody's rating services, the highest combined ratings of any public REIT. We carefully balance obtaining low cost financing with minimizing exposure to interest rate movements, matching long-term liabilities with the long-term assets acquired or developed and maintaining adequate debt to market capitalization, fixed charge coverage and other ratios as necessary to retain our current credit ratings. In executing this strategy, we redeemed our Series C Cumulative Redeemable Preferred Shares on April 1, 2004 and issued 3.6 million and 3.2 million of common shares of beneficial interest in March and August of 2004, respectively. We also issued $200 million of ten-year unsecured fixed-rate medium term notes during the first quarter of 2004 at a weighted average rate of 5.2%, net of the effect of related interest rate swaps. In the second quarter of 2004, an additional $175 million of unsecured fixed-rate medium term notes were issued with a weighted average life of 8.6 years at a weighted average interest rate of 5.3%, net of the effect of related interest rate swaps.

In July 2004 we issued $72.5 million of depositary shares. Each depositary share represents one-hundredth of a Series E Cumulative Redeemable Preferred Share. The depositary shares are redeemable, in whole or in part, for cash on or after July 8, 2009 at our option, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon. The depositary shares are not convertible or exchangeable for any of our other property or securities. The Series E preferred shares pay a 6.95% annual dividend and have a liquidation value of $2,500 per share. Net proceeds of $70.2 million were utilized to pay down amounts outstanding under our $400 million revolving credit facility.

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

RESULTS  OF  OPERATIONS
COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenues
Total revenues increased by $23.5 million or 22.1% in 2004 ($129.9 million in 2004 versus $106.4 million in 2003). This increase resulted primarily from the increase in rental revenues of $25.6 million and the decrease in other income of $2.0 million. Property acquisitions and new development activity contributed $21.8 million of the rental income increase with the remainder of $3.8 million due to the activity at our existing properties, based on factors described below.

Occupancy (leased space) of the total portfolio increased as compared to the prior year as follows:



                                    September 30,
                                  ----------------
                                  2004       2003
                                  -----      -----
          Shopping Centers . . .  95.0%      93.1%
          Industrial . . . . . .  91.5%      91.0%
          Total. . . . . . . . .  94.2%      92.6%


In the third quarter of 2004, we completed 373 renewals and new leases comprising 1.4 million square feet at an average rental rate increase of 5.8%. Net of the amortized portion of capital costs for tenant improvements, the increase averaged 2.3%.

Other income decreased by $2.0 million or 64.5% in 2004 ($1.1 million in 2004 versus $3.1 million in 2003). This decrease is due primarily to lease cancellation payments received from various tenants in 2003 that did not occur to the same extent as in 2004.

Expenses
Total expenses increased by $21.7 million or 27.8% in 2004 ($99.7 million in 2004 versus $78.0 million in 2003).

The increases in 2004 for depreciation and amortization expense ($7.4 million), operating expenses ($4.3 million) and ad valorem taxes ($1.9 million) are primarily a result of growth in the portfolio due to properties acquired and developed. Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues were 28% in both 2004 and 2003.

Interest expense as reported represents the gross interest on our indebtedness less interest that is capitalized for properties under development and over-market interest adjustments on mortgages assumed through acquisitions. Interest expense as reported in 2004 increased by $7.6 million ($29.8 million in 2004 versus $22.2 million in 2003). The principal components of this increase are as follows (in thousands):



                                              Three Months Ended
                                                September 30,
                                            ---------------------
                                              2004        2003
                                            ---------   ---------
Interest expense paid or accrued . . . . .  $ 32,249    $ 23,719
Capitalized interest . . . . . . . . . . .    (1,096)     (1,499)
Over-market mortgage adjustment. . . . . .    (1,327)
                                            ---------   ---------
          Interest expense as reported . .  $ 29,826    $ 22,220
                                            =========   =========


Interest expense paid or accrued increased by $8.5 million in 2004 due to an increase in the average debt outstanding from $1.5 billion in 2003 to $2.1 billion in 2004 and a relatively unchanged weighted-average interest rate of 6.2%. The interest benefit from the over-market mortgage adjustment increased from zero in 2003 to $1.3 million in 2004.

General and administrative expenses increased by $.4 million or 10.8% in 2004 ($4.1 million in 2004 versus $3.7 million in 2003). This increase results primarily from normal compensation increases as well as increases in staffing necessitated by the growth in the portfolio. General and administrative expense as a percentage of rental revenues was 3.2% in 2004 and 3.6% in 2003.

Other
Income from discontinued operations decreased $3.9 million in 2004. Included in this caption for 2003 are the operating results of two properties disposed in 2004 and seven properties disposed in 2003, plus the gain on dispositions during the three months ended September 30, 2003. No such activity is present for the third quarter of 2004.

RESULTS  OF  OPERATIONS
COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenues
Total revenues increased by $65.5 million or 21.5% in 2004 ($370.7 million in 2004 versus $305.2 million in 2003). This increase resulted primarily from the increase in rental revenues of $67.6 million and the decrease in other income of $2.0 million. Property acquisitions and new development activity contributed $59.8 million of the rental income increase with the remainder of $7.8 million due to the activity at our existing properties, based on factors described below.

Occupancy (leased space) of the total portfolio increased as compared to the prior year as follows:



                                        September 30,
                                        --------------
                                        2004     2003
                                        -----    -----
          Shopping Centers . . . . . .  95.0%    93.1%
          Industrial . . . . . . . . .  91.5%    91.0%
          Total. . . . . . . . . . . .  94.2%    92.6%


In 2004, we completed 991 renewals and new leases comprising 4.0 million square feet at an average rental rate increase of 6.0%. Net of the amortized portion of capital costs for tenant improvements, the increase averaged 2.9%.

Other income decreased by $2.0 million or 34.5% in 2004 ($3.8 million in 2004 versus $5.8 million in 2003). This decrease is due primarily to a decrease in lease cancellation payments received from various tenants in 2003 that did not occur to the same extent in 2004.

Expenses
Total expenses increased by $67.1 million or 30.4% in 2004 ($287.9 million in 2004 versus $220.8 million in 2003).

The increases in 2004 for depreciation and amortization expense ($19.8 million), operating expenses ($10.3 million) and ad valorem taxes ($8.5 million) are primarily a result of growth in the portfolio due to properties acquired and developed. Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues were 27% in both 2004 and 2003.

Interest expense as reported represents the gross interest on our indebtedness and the interest associated with our preferred shares less interest that is capitalized for properties under development and over-market interest adjustments on mortgages assumed through acquisitions. Interest expense as reported in 2004 increased by $23.0 million ($85.7 million in 2004 versus $62.7 million in 2003). The principal components of this increase are as follows (in thousands):


                                                         Nine Months Ended
                                                           September 30,
                                                       ---------------------
                                                         2004        2003
                                                       ---------   ---------
Interest expense paid or accrued. . . . . . . . . . .  $ 91,147    $ 67,498
Interest on preferred shares subject to mandatory
  redemption. . . . . . . . . . . . . . . . . . . . .     2,007
Capitalized interest. . . . . . . . . . . . . . . . .    (3,802)     (4,803)
Over-market mortgage adjustment . . . . . . . . . . .    (3,653)
                                                       ---------   ---------
          Interest expense as reported. . . . . . . .  $ 85,699    $ 62,695
                                                       =========   =========


Interest expense paid or accrued increased by $23.6 million in 2004 due to an increase in the average debt outstanding from $1.4 billion in 2003 to $2.0 billion in 2004, offset by a slight decrease in the weighted average interest rate between the two periods from 6.2% in 2003 to 6.0% in 2004. The interest benefit from the over-market mortgage adjustment increased from zero in 2003 to $3.7 million in 2004. As a result of the adoption of SFAS No. 150, dividends paid or accrued on our Series C Preferred Shares are reported as interest expense, causing interest expense to increase by $2.0 million in 2004.

General and administrative expenses increased by $1.9 million or 18.8% in 2004 ($12.0 million in 2004 versus $10.1 million in 2003). This increase results primarily from normal compensation increases as well as increases in staffing necessitated by the growth in the portfolio. General and administrative expense as a percentage of rental revenues was 3.3% in 2004 and 3.4% in 2003.

Loss on early redemption of preferred shares of $3.6 million represents the unamortized original issuance costs related to the Series C Cumulative Redeemable Preferred Shares redeemed in April 2004.

Other
Equity in earnings of joint ventures increased by $1.1 million or 31.4% ($4.6 million in 2004 versus $3.5 million in 2003). This increase is due primarily to the acquisition of four retail properties, each through a 50%-owned unconsolidated joint venture.

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

Income from discontinued operations increased $8.3 million in 2004 ($14.2 million in 2004 from $5.9 million in 2003). Included in this caption for 2004 are the operating results and gain from disposition of two retail properties totaling 271,000 square feet of gross leasable area. Included in this caption for 2003 are the operating results of properties disposed in 2004 and 2003 as well as the gain on dispositions during the first nine months of 2003.

CAPITAL  RESOURCES  AND  LIQUIDITY

We anticipate that cash flows from operating activities will continue to provide adequate capital for all common and preferred dividend payments. Cash on hand, internally-generated cash flow, borrowings under our existing credit facilities, issuance of secured and unsecured debt, as well as other debt and equity alternatives, should provide the necessary capital to maintain and operate our properties, refinance debt maturities and achieve planned growth through acquisitions and new development, which together with our dividend payments, are our primary liquidity needs. We hedge the future cash flows of our debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions. We generally have the right to sell or otherwise dispose of our assets except in certain cases where we are required to obtain a third party consent, such as for assets held in entities in which we have less than 100% ownership.

Investing  Activities  -  Acquisitions
During the first nine months of 2004, we invested $449.7 million in the acquisition of operating properties. Of this, $421.4 million was invested in 17 shopping centers (which includes the purchase of our partners' interest in four of our existing centers), $2.1 million was invested in one industrial project, and an additional $26.2 million was invested in four retail properties, each through a 50%-owned unconsolidated joint venture. These combined acquisitions added 3.1 million square feet to our portfolio.

In January 2004 we acquired three supermarket-anchored shopping centers. Greenhouse Marketplace is located in San Leandro, California; Leesville Town
Centre is located in Raleigh, North Carolina and Harrison Pointe Center is located in Cary, North Carolina, a suburb of Raleigh. All of these acquisitions were acquired in limited partnerships utilizing a DownREIT structure and are included in our consolidated financial statements because we exercise financial and operating control.

In March 2004 we completed the acquisition of a portfolio of four shopping centers. First Colony Commons is located in Sugar Land, Texas, a suburb of Houston; T.J. Maxx Plaza is located in Kendall, Florida, a suburb of Miami; Largo Mall is located near St. Petersburg, Florida and Tates Creek is located in Lexington, Kentucky.

In April 2004 three 50%-owned unconsolidated joint ventures acquired an interest in three retail properties located in McAllen, Texas. In April 2004 we also acquired our joint venture partners' interests in four of our existing shopping centers, of which three are located in Texas and one in New Mexico.

In May 2004 we acquired an industrial project and two retail centers. Southside Industrial Parkway is located in Atlanta; Georgia, El Camino Promenade is located in Encinitas, California and Village Shoppes of Sugarloaf is located in Lawrenceville, Georgia, a suburb of Atlanta.

In June 2004 we acquired Roswell Corners, which is located in Roswell, Georgia. In June 2004 we also acquired an interest in Western Plaza through a 50%-owned unconsolidated joint venture. Western Plaza is located in Fenton, Missouri (a suburb of St. Louis).

In August 2004 we acquired Northtown Plaza, a 74,000 square foot shopping center, which is located in Lubbock, Texas and is anchored by United Supermarkets. Also, in August 2004 we acquired two shopping centers in Laredo, Texas. North Creek Plaza is a 245,000 square foot shopping center, which is anchored by Best Buy, Old Navy, Bed, Bath & Beyond, TJ Maxx, Pier One and United Artists. Plantation Centre is a 135,000 square foot shopping center anchored by a 84,500 square foot HEB Supermarket. Both of the Laredo, Texas acquisitions were acquired in a limited partnership utilizing a DownREIT structure and are included in our consolidated financial statements because we exercise financial and operating control.

Investing  Activities  -  New  Development  and  Capital  Expenditures
Our new development activity includes two projects each in Texas and Louisiana and one project each in Colorado and Nevada that were completed during the nine months ended September 30, 2004 adding 518,000 square feet to our portfolio with an investment of $62.2 million. These properties were 94.2% leased as of September 30, 2004. We also commenced three shopping center developments, two in North Carolina and one in Colorado. In addition, there are seven other shopping centers in various stages of development in Arizona, Louisiana, Texas and Utah. These projects, upon completion, will represent an investment of approximately $84.8 million and will add .6 million square feet to the portfolio. We invested $25.5 million in the first nine months of 2004 in these properties and expect to invest approximately $5.7 million during the remainder of 2004. These projects will continue to come on-line during the remainder of 2004 and into 2005.

Financing  Activities  -  Debt
Total debt outstanding increased to $2.1 billion at September 30, 2004 from $1.8 billion at December 31, 2003. This increase was primarily due to the funding of acquisitions and ongoing development and redevelopment efforts. Included in total debt outstanding of $2.1 billion at September 30, 2004 is variable-rate debt of $188.3 million, after recognizing the net effect of $132.5 million of interest rate swaps.

During the nine month period ending September 30, 2004, we settled various forward-starting interest rate swaps designed to hedge the cash flow of forecasted interest payments on future debt. These contracts were designated as cash flow hedges and are described in more detail below. Losses on the settlement of these cash flow hedges were recorded to Accumulated Other Comprehensive Loss and are being amortized to interest expense over the life of the hedged item.

In December 2003 we entered into two forward-starting interest rate swaps with an aggregate notional amount of $97.0 million in anticipation of the issuance of fixed-rate medium term notes subsequent to year-end. These contracts were designated as a cash flow hedge of forecasted interest payments for $100 million of unsecured notes that were ultimately sold in February 2004. Concurrent with the sale of these notes, we settled our $97.0 million forward-starting interest rate swap contracts, resulting in a loss of $.9 million. In January 2004, we entered into four additional forward-starting interest rate swaps designated as cash flow hedges with an aggregate notional amount of $194.0 million in anticipation of the issuance of fixed-rate medium term notes. A medium term note totaling $50 million was issued in January 2004, at which time one of the four forward-starting interest rate swaps with a notional amount of $48.5 million was settled at a loss of $.7 million. An additional medium term note totaling $50 million was issued in March 2004, at which time the second of the four forward-starting interest rate swaps with a notional amount of $48.5 million was settled at a loss of $2.7 million. In the second quarter of 2004, the remaining two forward-starting interest rate swaps with an aggregate notional amount of $97 million were settled concurrent with the issuance of an additional $100 million of medium term notes at a net loss of $.7 million. Each of the losses described above was recorded to Accumulated Other Comprehensive Loss and is being amortized to interest expense over the life of the related medium term notes.

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

At September 30, 2004, we have ten active interest rate swap contracts with an aggregate notional amount of $132.5 million that convert fixed interest payments at rates ranging from 4.2% to 7.4% to variable interest payments. Included in the ten active contracts are two interest rate swaps entered into in March 2004 with an aggregate notional amount of $50 million. These contracts have been designated as fair value hedges. We have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates.

In June 2004, two interest rate swaps designated as cash flow hedges and two interest rate swaps designated as fair value hedges expired.

In September 2004 the SEC declared effective two additional shelf registration statements totaling $1.55 billion, all of which is available as of September 30, 2004. In addition, we have $160.4 million available as of September 30, 2004 under our $1 billion shelf registration statement, which became effective in April 2003. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

Financing  Activities  -  Equity
Our Board of Trust Managers approved a quarterly dividend of $.415 per common share for the third quarter of 2004. Our dividend payout ratio on common equity for the third quarter of 2004 and 2003 was 64% and 66%, respectively, based on funds from operations for the applicable period.

In February 2004 a three-for-two share split, effected in the form of a 50% share dividend, was declared for shareholders of record on March 16, 2004, payable March 30, 2004. We issued 28.5 million common shares of beneficial interest as a result of the share split. All references to the number of shares and per share amounts have been restated to reflect the share split, and an amount equal to the par value of the number of common shares issued have been reclassified to Common Shares of Beneficial Interest from Accumulated Dividends in Excess of Net Income.

In March 2004 we issued an additional 3.6 million common shares of beneficial interest. Net proceeds to us totaled $118.0 million. The proceeds from this offering were used primarily to redeem our 7.0% Series C Cumulative Redeemable Preferred Shares on April 1, 2004. The unamortized original issuance costs of $3.6 million for these shares were reported as a loss in arriving at Operating Income.

In August 2004 we issued an additional 3.2 million common shares of beneficial interest. Net proceeds to us totaled $101.9 million. The proceeds from this offering were used to pay down amounts outstanding under our $400 million revolving credit facility.

In July 2004 we issued $72.5 million of depositary shares. Each depositary share represents one-hundredth of a Series E Cumulative Redeemable Preferred Share. The depositary shares are redeemable, in whole or in part, for cash on or after July 8, 2009 at our option, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon. The depositary shares are not convertible or exchangeable for any of our other property or securities. The Series E preferred shares pay a 6.95% annual dividend and have a liquidation value of $2,500 per share. Net proceeds of $70.2 million were utilized to pay down amounts outstanding under our $400 million revolving credit facility.

CONTRACTUAL  OBLIGATIONS

The following table summarizes our principal contractual obligations as of September 30, 2004 (in thousands):



                                    Remainder
                                       of
                                      2004       2005       2006        2007        2008      Thereafter      Total
                                    ---------  ---------  ---------  ----------  ----------  ------------  ------------
Unsecured Debt: (1)
    Medium Term Notes. . . . . . .             $ 52,500   $ 37,000   $  79,000   $  36,000   $   900,220   $ 1,104,720
    7% 2011 Bonds. . . . . . . . .                                                               200,000       200,000
    Revolving Credit Facilities. .                          31,000                                              31,000

Secured Debt . . . . . . . . . . .  $ 35,196     32,825     23,233      21,667     167,027       439,562       719,510

Ground Lease Payments. . . . . . .     1,116      1,330      1,095         924         894        23,216        28,575

Obligations to Acquire/
  Develop Properties . . . . . . .    22,504                                                                    22,504
                                    ---------  ---------  ---------  ----------  ----------  ------------  ------------
Total Contractual Obligations. . .  $ 58,816   $ 86,655   $ 92,328   $ 101,591   $ 203,921   $ 1,562,998   $ 2,106,309
                                    =========  =========  =========  ==========  ==========  ============  ============

-------------------------------------------------------------------------------------------------------------
(1)   Total  unsecured  debt obligations as shown above are $949 thousand higher than total unsecured debt as reported  due to amortization of the discount on medium term notes and the fair value of interest rate swaps.


As of September 30, 2004 and 2003, we did not have any off-balance sheet arrangements.

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

Funds  from  operations  is  calculated  as  follows  (in  thousands):



                                                    Three Months Ended      Nine Months Ended
                                                      September 30,           September 30,
                                                   --------------------  ----------------------
                                                     2004       2003        2004        2003
                                                   ---------  ---------  ----------  ----------
Net income available to common shareholders . . .  $ 28,810   $ 28,381   $  91,870   $  74,410
Depreciation and amortization . . . . . . . . . .    28,092     21,340      79,873      61,518
Depreciation and amortization of
  unconsolidated joint ventures . . . . . . . . .       715        460       2,073       1,357
Gain on sale of properties. . . . . . . . . . . .      (370)    (3,473)    (14,195)     (4,238)
(Gain) loss on sale of properties of
  unconsolidated joint ventures . . . . . . . . .         2       (508)          2        (508)
                                                   ---------  ---------  ----------  ----------
              Funds from operations . . . . . . .    57,249     46,200     159,623     132,539
Funds from operations attributable to
  operating partnership units (OP). . . . . . . .     1,625      1,207       4,463       3,561
                                                   ---------  ---------  ----------  ----------

              Funds from operations assuming
                conversion of OP units. . . . . .  $ 58,874   $ 47,407   $ 164,086   $ 136,100
                                                   =========  =========  ==========  ==========

Weighted average shares outstanding - basic . . .    86,951     78,241      85,237      78,191
Effect of dilutive securities:
      Share options and awards. . . . . . . . . .       920        897         874         748
      Operating partnership units . . . . . . . .     2,666      2,038       2,364       2,141
                                                   ---------  ---------  ----------  ----------
Weighted average shares outstanding -
  diluted . . . . . . . . . . . . . . . . . . . .    90,537     81,176      88,475      81,080
                                                   =========  =========  ==========  ==========


NEWLY  ADOPTED  ACCOUNTING  PRONOUNCEMENTS

In January 2003 FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", which was reissued as Interpretation No. 46R in December 2003. FIN 46R requires a variable interest entity to be consolidated by a company if that company absorbs a majority of the variable interest entity's expected losses, receives a majority of the entity's expected residual returns, or both. It further requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. We have applied FIN 46R to our joint ventures and concluded that it did not require consolidation of additional entities.


ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK

We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose us to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At September 30, 2004, we had fixed-rate debt of $1.9 billion and variable-rate debt of $188.3 million, after adjusting for the net effect of $132.5 million notional amount of interest rate swaps.


ITEM  4.     DISCLOSURE  CONTROLS  AND  PROCEDURES

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2004. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2004.

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

          31.1 Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

          31.2 Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

          32.1 Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

          32.2 Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

     (b)  Reports  on  Form  8-K

          A Form 8-K, dated July 20, 2004, was filed in response to Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits.

          A Form 8-K, dated July 28, 2004, was filed in response to Item 7. Exhibits and Item 12. Results of Operation and Financial Condition.

          A  Form  8-K,  dated  September 8, 2004, was filed in response to Item
          8.01 Other Events and Item 9.01 Financial Statements, Pro Forma Financial Information and Exhibits.

          A  Form  8-K,  dated  September 9, 2004, was filed in response to Item
          2.01 Completion of Acquisition or Disposition of Assets and Item 9.01 Financial Statements, Pro Forma Financial Information and Exhibits.

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







                                                  WEINGARTEN REALTY INVESTORS
                                               ---------------------------------
                                                         (Registrant)


                                               BY: /s/ Andrew M. Alexander
                                               ---------------------------------
                                                     Andrew M. Alexander
                                               President/Chief Executive Officer
                                                 (Principal Executive Officer)



                                               BY: /s/ Joe D. Shafer
                                               ---------------------------------
                                                         Joe D. Shafer
                                                   Vice President/Controller
                                                 (Principal Accounting Officer)



DATE:     November  9,  2004

                                  EXHIBIT INDEX



EXHIBIT
NUMBER
------

 12.1 A statement of computation of ratios of earnings and funds from operations to combined fixed charges and preferred dividends.

 31.1 Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

 31.2    Certification  pursuant  to 18 U.S.C. Sec. 1350, as adopted pursuant to
         Sec.  906   of   the  Sarbanes-Oxley   Act  of  2002  (Chief  Executive
         Officer).

 32.1    Certification  pursuant  to 18 U.S.C. Sec. 1350, as adopted pursuant to
         Sec.  906   of  the   Sarbanes-Oxley   Act  of  2002  (Chief  Executive
         Officer).

 32.2    Certification  pursuant  to 18 U.S.C. Sec. 1350, as adopted pursuant to
         Sec.  906   of  the   Sarbanes-Oxley   Act  of  2002  (Chief  Financial
         Officer).