Form 10-K
period 2004-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2005-03-16
CIK 828916

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [__________________] to [________________]

Commission file number 1-9876

WEINGARTEN REALTY INVESTORS
(Exact name of registrant as specified in its charter)

TEXAS	74-1464203
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2600 Citadel Plaza Drive
P.O. Box 924133
Houston, Texas	77292-4133
(Address of principal executive offices)	(Zip Code)
(713) 866-6000
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $0.03 par value	New York Stock Exchange
Series D Cumulative Redeemable Preferred Shares, $0.03 par value	New York Stock Exchange
Series E Cumulative Redeemable Preferred Shares, $0.03 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☒ NO ☐.

The aggregate market value of the common shares held by non-affiliates (based upon the closing sale price on the New York Stock Exchange of $31.28) on June 30, 2004 was approximately $2,446,255,810. As of June 30, 2004 there were 85,607,610 common shares of beneficial interest, $.03 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 3, 2005 are incorporated by reference in Part III.

Forward-Looking Statements

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of performance. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as "plans," "intends," "estimates," "anticipates," "expects," "believes" or similar expressions in this annual report on Form 10-K. These forward-looking statements are subject to numerous assumptions, risks and uncertainties. Many of the factors that will determine these items are beyond our ability to control or predict.

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

PART I

ITEM 1. Business

General. Weingarten Realty Investors, a real estate investment trust organized under the Texas Real Estate Investment Trust Act, and its predecessor entity began the ownership and development of shopping centers and other commercial real estate in 1948. As of December 31, 2004, we owned or operated under long-term leases, either directly or through our interest in joint ventures or partnerships, interests in 343 developed income-producing real estate projects and five projects in various stages of development. We owned 288 shopping centers located in the Houston metropolitan area and in other parts of Texas as well as in Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Maine, Mississippi, Missouri, Nevada, New Mexico, North Carolina, Oklahoma, Tennessee and Utah. We also owned 60 industrial projects located in California, Florida, Georgia, Nevada, Tennessee, and Houston, Austin and Dallas, Texas. Our interest in these projects amounts to approximately 46.1 million square feet of building area and 187.2 million square feet of land area. We also owned interests in 12 parcels of unimproved land held for future development that totaled approximately 3.7 million square feet.

At December 31, 2004, we employed 330 full-time persons and our principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008, and our phone number is (713) 866-6000.

Investment and Operating Strategy. WRI's investment strategy is to increase cash flow and the value of its portfolio through intensive hands-on management of its existing portfolio of assets, selective remerchandising and renovation of properties and the acquisition and development of income-producing real estate assets where the returns on such investments exceed our blended long-term cost of capital. We will also pursue the disposition of selective noncore assets as circumstances warrant when we believe the sales proceeds can be effectively redeployed into assets with higher growth potential.

At December 31, 2004, neighborhood and community shopping centers generated 90.3% of total revenue and industrial properties accounted for 9.3%. We expect to continue to focus the future growth of the portfolio in neighborhood and community centers and bulk and office/service industrial properties in markets where we currently operate as well as other markets in the southern half of the United States. While we do not anticipate significant investment in other classes of real estate such as multi-family or office assets, we remain open to opportunistic uses of our undeveloped land.

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

Diversification from both a geographic and tenancy perspective is a critical component of our operating strategy. While over 45% of the building square footage of our properties is located in the state of Texas, we continue to expand our holdings outside the state. With respect to tenant diversification, our two largest merchants, Kroger and Safeway, accounted for 2.7% and 1.9%, respectively, of our total rental revenues as of December 31, 2004. No other tenant accounted for more than 1.6% of our total rental revenues.

We finance our growth and working capital needs in a conservative manner. With a credit rating of A from Standard & Poors and A3 from Moody's Investor Services, we have the highest unsecured credit rating of any public REIT. We intend to maintain a conservative approach to managing our balance sheet, which, in turn, gives us many options to raising debt or equity capital when needed. At December 31, 2004, our fixed charge coverage ratio was 2.6 to 1 and our debt to total market capitalization was 35%.

WRI's policies with respect to the investment and operating philosophies discussed above are reviewed by our Board of Trust Managers periodically and may be modified without a vote of our shareholders.

Location of Properties. Historically, WRI has emphasized investments in properties located primarily in the Houston area. Since 1987, we began actively acquiring properties outside Houston. Of our 348 properties that were owned or operated under long-term leases, either directly or through our interest in joint ventures or partnerships, as of December 31, 2004, 343 are developed income-producing properties and five are in various stages of development. Of the 343 income-producing properties, 85 are located in the Houston metropolitan area. An additional 95 income-producing properties are located in other parts of Texas. We also have 12 parcels of unimproved land, 9 of which are located in the Houston area and two of which are located in other parts of Texas. Because of our investments in the Houston area, as well as in other parts of Texas, the Houston and Texas economies affect, to a significant degree, the business and operations of WRI.

The national economy showed marked improvement in 2004 and many indicators show that the Houston and Texas economies outperformed the national averages. Many of our operating areas throughout the southern United States also performed as such. The Houston economy is diversified, with over 50% of the workforce employed in sectors that are marginally, if at all, affected by changing energy prices. In 2004 the unemployment rates for both Texas and Houston were below the national average and inflation was less pronounced in Houston and Texas, compared to the national average. Houston's economy is expected to maintain it's current upward momentum in 2005 as the national and global economies continue to improve. Any downturn in the Houston economy could adversely affect us; however, supermarkets and discount stores, which generally anchor our centers, provide basic necessity-type items, and tend to be less affected by economic changes.

Competition. WRI is among the five largest publicly held owners and operators of neighborhood and community shopping centers in the nation based on revenues, number of properties and total market capitalization. There are numerous other developers and real estate companies (both public and private), financial institutions and other investors engaged in the development, acquisition and operation of shopping centers and commercial property which compete with us in our trade areas. This results in competition for both acquisitions of existing income-producing properties and also for prime development sites. There is also competition for tenants to occupy the space that WRI and its competitors develop, acquire and manage.

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

Materials Available on Our Website. Copies of WRI's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding Officers, Trustees or 10% Beneficial Owners of the Company, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through our website (www.weingarten.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission. We have also made available on our website copies of our Audit Committee Charter, Management Development and Compensation Committee Charter, Governance Committee Charter, Code of Conduct and Ethics and Governance Policies. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website.

Financial Information. Additional financial information concerning WRI is included in the Consolidated Financial Statements located on pages 33 through 55 herein.

ITEM 2. Properties

At December 31, 2004, WRI's real estate properties consisted of 348 locations in twenty states. A complete listing of these properties, including the name, location, building area and land area (in square feet), as applicable, is set forth below:

SHOPPING CENTERS
	Building
Name and Location	Area		Land Area

Houston and Harris County, Total	6,639,000		25,596,000
Alabama-Shepherd, S. Shepherd at W. Alabama	56,000		176,000
Bayshore Plaza, Spencer Hwy. at Burke Rd.	36,000		196,000
Bellaire Boulevard, Bellaire at S. Rice	35,000		137,000
Bellfort, Bellfort at Southbank	48,000		167,000
Bingle Square, U.S. Hwy. 290 at Bingle	46,000		168,000
Braeswood Square, N. Braeswood at Chimney Rock	103,000		422,000
Centre at Post Oak, Westheimer at Post Oak Blvd.	184,000		505,000
Champions Village, F.M. 1960 at Champions Forest Dr.	408,000		1,391,000
Copperfield Village, Hwy. 6 at F.M. 529	163,000		712,000
Crestview, Bissonnet at Wilcrest	9,000		35,000
Crosby, F.M. 2100 at Kenning Road (61%)	36,000	*	124,000	*
Cullen Place, Cullen at Reed	7,000		30,000
Cullen Plaza, Cullen at Wilmington	83,000		318,000
Cypress Pointe, F.M. 1960 at Cypress Station	191,000		737,000
Cypress Village, Louetta at Grant Road	25,000		134,000
Eastpark, Mesa Rd. at Tidwell	140,000		665,000
Edgebrook, Edgebrook at Gulf Fwy.	78,000		360,000
Fiesta Village, Quitman at Fulton	30,000		80,000
Fondren Southwest Village, Fondren at W. Bellfort	269,000		1,263,000
Fondren/West Airport, Fondren at W. Airport	62,000		223,000
Glenbrook Square, Telephone Road	76,000		320,000
Griggs Road, Griggs at Cullen	81,000		382,000
Harrisburg Plaza, Harrisburg at Wayside	95,000		334,000
Heights Plaza, 20th St. at Yale	72,000		228,000
Humblewood Shopping Plaza, Eastex Fwy. at F.M. 1960	180,000		784,000
I-45/Telephone Rd. Center, I-45 at Maxwell Street	178,000		819,000
Jacinto City, Market at Baca	24,000	*	67,000	*
Landmark, Gessner at Harwin	56,000		228,000
Lawndale, Lawndale at 75th St.	53,000		177,000
Little York Plaza, Little York at E. Hardy	118,000		483,000
Lyons Avenue, Lyons at Shotwell	68,000		179,000
Market at Westchase, Westheimer at Wilcrest	87,000		333,000
Miracle Corners, S. Shaver at Southmore	86,000		386,000
Northbrook, Northwest Fwy. at W. 34th	175,000		656,000
North Main Square, Pecore at N. Main	18,000		64,000
North Oaks, F.M. 1960 at Veterans Memorial	322,000		1,246,000
North Triangle, I-45 at F.M. 1960	16,000		113,000
Northway, Northwest Fwy. at 34th	209,000		793,000
Northwest Crossing, N.W. Fwy. at Hollister (75%)	135,000	*	671,000	*

Table continued on next page

	Building
Name and Location	Area		Land Area

Houston and Harris County, (Cont'd.)
Oak Forest, W. 43rd at Oak Forest	164,000		541,000
Orchard Green, Gulfton at Renwick	74,000		273,000
Randall's/Cypress Station, F.M. 1960 at I-45	141,000		618,000
Randall's/Kings Crossing, Kingwood Dr. at Lake Houston Pkwy.	128,000		624,000
Randall's/Norchester, Grant at Jones	108,000		475,000
Richmond Square, Richmond Ave. at W. Loop 610	33,000		135,000
River Oaks, East, W. Gray at Woodhead	71,000		206,000
River Oaks, West, W. Gray at S. Shepherd	235,000		609,000
Sheldon Forest, North, I-10 at Sheldon	22,000		131,000
Sheldon Forest, South, I-10 at Sheldon	38,000	*	164,000	*
Shops at Three Corners, S. Main at Old Spanish Trail (70%)	176,000	*	803,000	*
Southgate, W. Fuqua at Hiram Clark	126,000		533,000
Spring Plaza, Hammerly at Campbell	56,000		202,000
Steeplechase, Jones Rd. at F.M. 1960	193,000		849,000
Stella Link, Stella Link at S. Braeswood	67,000		261,000
Studemont, Studewood at E. 14th St	28,000		91,000
Ten Blalock Square, I-10 at Blalock	97,000		321,000
10/Federal, I-10 at Federal	132,000		474,000
The Village Arcade, University at Kirby	191,000		413,000
West Junction, Hwy. 6 at Keith Harrow Dr.	67,000		264,000
Westbury Triangle, Chimney Rock at W. Bellfort	67,000		257,000
Westchase, Westheimer at Wilcrest	236,000		766,000
Westhill Village, Westheimer at Hillcroft	131,000		480,000

Texas (Excluding Houston & Harris Co.), Total	8,581,000		38,452,000
McDermott Commons, McDermott at Custer Rd., Allen	56,000		369,000
Bell Plaza, 45th Ave. at Bell St., Amarillo	129,000		682,000
Coronado, S.W. 34th St. at Wimberly Dr., Amarillo	49,000		201,000
Grand Plaza, Interstate Hwy 40 at Grand Ave., Amarillo	157,000		637,000
Puckett Plaza, Bell Road, Amarillo	133,000		621,000
Spanish Crossroads, Bell St. at Atkinsen St., Amarillo	74,000		275,000
Wolflin Village, Wolflin Ave. at Georgia St., Amarillo	193,000		421,000
Brodie Oaks, South Lamar Blvd. at Loop 360, Austin	245,000		1,050,000
Southridge Plaza, William Cannon Dr. at S. 1st St., Austin	143,000		565,000
Calder, Calder at 24th St., Beaumont	34,000		129,000
North Park Plaza, Eastex Fwy. at Dowlen, Beaumont	70,000	*	318,000	*
Phelan West, Phelan at 23rd St., Beaumont (67%)	16,000	*	59,000	*
Phelan, Phelan at 23rd St., Beaumont	12,000		63,000
Southgate, Calder Ave. at 6th St., Beaumont	34,000		118,000
Westmont, Dowlen at Phelan, Beaumont	98,000		507,000
Lone Star Pavilions, Texas at Lincoln Ave., College Station	107,000		439,000
Montgomery Plaza, Loop 336 West at I-45, Conroe	317,000		1,179,000
River Pointe, I-45 at Loop 336, Conroe	46,000		310,000
Moore Plaza, S. Padre Island Dr. at Staples, Corpus Christi	373,000		1,492,000

Table continued on next page

	Building
Name and Location	Area		Land Area

Texas (Excluding Houston & Harris Co.), (Cont'd.)
Portairs, Ayers St. at Horne Rd., Corpus Christi	118,000		416,000
Shoppes at Deer Creek, FM 731 at FM 1137, Crowley	15,000		634,000
Dickinson, I-45 at F.M. 517, Dickinson (72%)	55,000	*	225,000	*
Coronado Hills, Mesa at Balboa, El Paso	127,000		545,000
Golden Beach Market Place, Golden Triangle Blvd at N. Beach St., Ft. Worth	29,000		340,000
Overton Park Plaza, SW Loop 820/Interstate 20 at S. Hulen, Fort Worth	353,000		1,636,000
Southcliff, I-20 at Grandbury Rd., Ft. Worth	116,000		568,000
Broadway, Broadway at 59th St., Galveston	76,000		220,000
Galveston Place, Central City Blvd. at 61st St., Galveston	210,000		828,000
Food King Place, 25th St. at Avenue P, Galveston	28,000		78,000
Killeen Marketplace, 3200 E. Central Texas Expressway, Killeen	115,000		512,000
Cedar Bayou, Bayou Rd., La Marque	15,000		51,000
North Creek Plaza, Del Mar Blvd at Hwy. I-35, Laredo	245,000		1,251,000
Plantation Centre, Del Mar Blvd at McPherson Rd., Laredo	135,000		596,000
League City Plaza, I-45 at F.M. 518, League City	112,000		680,000
Caprock Center, 50th at Boston Ave., Lubbock	375,000		1,255,000
Central Plaza, Loop 289 at Slide Rd., Lubbock	152,000		529,000
Northtown Plaza, 1st St. at University Plaza, Lubbock	74,000		308,000
Town & Country, 4th St. at University, Lubbock	50,000		339,000
Angelina Village, Hwy. 59 at Loop 287, Lufkin	257,000		1,835,000
H.E.B. Center, S. 10th at Houston St., McAllen	52,000	*	184,000	*
Las Tiendas Plaza, Expressway 83 at McCall Rd., McAllen	144,000	*	455,000	*
Northcross, N. 10th St. and Nolana Loop, McAllen	38,000	*	109,000	*
Old Navy Center, 1815 10th Street, McAllen	8,000	*	31,000	*
Independence Plaza, Town East Blvd., Mesquite	179,000		787,000
McKinney Centre, U.S. Hwy. 380 at U.S. Hwy. 75, McKinney	7,000		140,000
Murphy Crossing, F.M. 544 at Murphy Rd., Murphy	46,000		322,000
Custer Park, SWC Custer Road at Parker Road, Plano	116,000		376,000
Pitman Corners, Custer Rd. at West 15th, Plano	190,000		699,000
Gillham Circle, Gillham Circle at Thomas, Port Arthur	33,000		94,000
Village, 9th Ave. at 25th St., Port Arthur	52,000		243,000
Porterwood, Eastex Fwy. at F.M. 1314, Porter	99,000		487,000
Rockwall, I-30 at Market Center Street, Rockwall	209,000		933,000
Plaza, Ave. H at U.S. Hwy. 90A, Rosenberg	41,000	*	135,000	*
Rose-Rich, U.S. Hwy. 90A at Lane Dr., Rosenberg	104,000		386,000
Round Rock Towne Ctr., Gattis School Rd. at A. W. Grimes Blvd., Round Rock	22,000		398,000
Lake Pointe Market Center, Dalrock Rd. at Lakeview Parkway, Rowlett	40,000		346,000
Boswell Towne Center, Hwy. 287 at Bailey Boswell Rd., Saginaw	26,000		176,000
Fiesta Trails, I-10 at DeZavala Rd., San Antonio	312,000		1,589,000
Oak Park Village, Nacogdoches at New Braunfels, San Antonio	65,000		221,000
Parliament Square, W. Ave. at Blanco, San Antonio	65,000		260,000
Thousand Oaks, Thousand Oaks Dr. at Jones Maltsberg Rd., San Antonio	163,000		730,000
Valley View, West Ave. at Blanco Rd., San Antonio	90,000		341,000
First Colony Commons, Hwy 59 at Williams Trace Blvd., Sugar Land	410,000		1,649,000
Market at Town Center, Town Center Blvd., Sugar Land	345,000		1,732,000
Williams Trace, Hwy. 6 at Williams Trace, Sugar Land	263,000		1,187,000

Table continued on next page

	Building
Name and Location	Area	Land Area

Texas, (Excluding Houston & Harris Co.), (Cont'd.)
New Boston Road, New Boston at Summerhill, Texarkana	97,000	335,000
Island Market Place, 6th St. at 9th Ave., Texas City	27,000	90,000
Mainland, Hwy. 1765 at Hwy. 3, Texas City	56,000	279,000
Palmer Plaza, F.M. 1764 at 34th St., Texas City	97,000	367,000
Broadway, S. Broadway at W. 9th St., Tyler	60,000	259,000
Crossroads, I-10 at N. Main, Vidor	116,000	484,000
Watauga Towne Center, Hwy. 377 at Bursey Rd., Watauga	66,000	347,000

California, Total	3,183,000	13,110,000
Centerwood Plaza, Lakewood Blvd. at Alondra Dr., Bellflower	71,000	333,000
Southampton Center, IH 780 at Southampton Rd., Benecia	162,000	596,000
580 Marketplace, E. Castro Valley at Hwy. 580, Castro Valley	100,000	444,000
Chino Hills Marketplace, Chino Hills Pkwy. at Pipeline Ave., Chino Hills	320,000	1,187,000
Buena Vista Marketplace, Huntington Valley at Buena Vista St., Duarte	91,000	322,000
Fremont Gateway Plaza, Paseo Padre Pkwy. at Walnut Ave., Fremont	195,000	650,000
El Camino Promenade, El Camino Real and Via Molena, Encinitas	111,000	451,000
Hallmark Town Center, W. Cleveland Ave. at Stephanie Ln., Madera	85,000	365,000
Menifee Town Center, Antelope Rd. at Newport Rd., Menifee	79,000	658,000
Prospectors Plaza, Missouri Flat Rd. at U.S. Hwy. 50, Placerville	228,000	873,000
Shasta Crossroads, Churn Creek Rd. at Dana Dr., Redding	121,000	520,000
Ralph's Redondo, Hawthorne Blvd. at 182nd St., Redondo Beach	67,000	431,000
Arcade Square, Watt Ave. at Whitney Ave., Sacramento	76,000	234,000
Discovery Plaza, W. El Camino Ave. at Truxel Rd., Sacramento	93,000	417,000
Summerhill Plaza, Antelope Rd. at Lichen Dr., Sacramento	134,000	704,000
Silver Creek Plaza, E. Capital Expwy. at Silver Creek Blvd., San Jose	131,000	573,000
Greenhouse Marketplace, Lewelling Blvd. at Washington Ave., San Leandro	151,000	578,000
Rancho San Marcos, San Marcos Blvd. at Rancho Santa Fe Dr., San Marcos	121,000	541,000
San Marcos Plaza, San Marcos Blvd. at Rancho Santa Fe Dr., San Marcos	36,000	116,000
Stony Point Plaza, Stony Point Rd. at Hwy. 12, Santa Rosa	199,000	619,000
Sunset Center, Sunset Avenue at Hwy. 12, Suisun City	85,000	359,000
Creekside Center, Alamo Dr. at Nut Creek Rd., Vacaville	116,000	400,000
Westminster Center, Westminster Blvd. at Golden West St., Westminster	411,000	1,739,000

Florida, Total	3,634,000	16,009,000
Boca Lyons, Glades Rd. at Lyons Rd., Boca Raton	117,000	544,000
Sunset 19, U.S. Hwy. 19 at Sunset Pointe Rd., Clearwater	273,000	1,078,000
Embassy Lakes, Sheraton St. at Hiatus Rd., Cooper City	132,000	618,000
Hollywood Hills Plaza, Hollywood Blvd. at North Park Rd., Hollywood	365,000	1,429,000
Argyle Village, Blanding at Argyle Forest Blvd., Jacksonville	305,000	1,329,000
T. J. Maxx Plaza, 117th Ave. and Sunset Blvd., Kendall A	162,000	540,000
Largo Mall, Ulmerton Rd. at Seminole Ave., Largo	378,000	1,888,000
Lake Washington Square, Wickham Rd. at Lake Washington Rd., Melbourne	112,000	688,000
Tamiami Trail Shops, S.W. 8th St. at S.W. 137th Ave., Miami	111,000	515,000
Northridge, E. Commercial Blvd. at Dixie Hwy., Oakland Park	234,000	901,000
Colonial Plaza, E. Colonial Dr. at Primrose Dr., Orlando	488,000	2,009,000
Market at Southside, Michigan Ave. at Delaney Ave., Orlando	97,000	348,000
Westland Terrace Plaza, SR 50 at Apopka Vineland Rd., Orlando	68,000	361,000

Table continued on next page

	Building
Name and Location	Area		Land Area

Florida, (Cont'd.)
University Palms, Alafaya Trail at McCullough Rd., Oveido	99,000		522,000
Publix at Laguna Isles, Sheridan St. at SW 196th Ave., Pembroke Pines	69,000		400,000
Pembroke Commons, University at Pines Blvd., Pembroke Pines	316,000		1,394,000
Vizcaya Square, Nob Hill Rd. at Cleary Blvd., Plantation	108,000		521,000
Venice Pines Plaza, Center Rd. at Jacaranda Blvd., Venice	97,000		524,000
Winter Park Corners, Aloma Ave. at Lakemont Ave., Winter Park	103,000		400,000

Louisiana, Total	2,083,000		10,351,000
Siegen Plaza, Siegen Lane at Honore Lane, Baton Rouge	156,000		1,000,000
Park Terrace, U.S. Hwy. 171 at Parish, DeRidder	137,000		520,000
Town & Country Plaza, U.S. Hwy. 190 West, Hammond	215,000		915,000
Manhattan Place, Manhattan Place at Gretna Blvd., Harvey	95,000		894,000
Ambassador Plaza, Ambassador Caffery at W. Congress, Lafayette	29,000		196,000
River Marketplace, Ambassador Caffery Pkwy and W. Congress St., Lafayette	143,000		1,031,000
Westwood Village, W. Congress at Bertrand, Lafayette	141,000		942,000
Conn's Building, Ryan at 17th St., Lake Charles	23,000		36,000
14/Park Plaza, Hwy. 14 at General Doolittle, Lake Charles	207,000		654,000
Kmart Plaza, Ryan St., Lake Charles	105,000	*	406,000	*
Prien Lake Plaza, Prien Lake Rd. at Nelson Rd., Lake Charles	127,000		730,000
Southgate, Ryan at Eddy, Lake Charles	171,000		628,000
Danville Plaza, Louisville at 19th, Monroe	144,000		539,000
Orleans Station, Paris, Robert E. Lee at Chatham, New Orleans	5,000		31,000
Southgate, 70th at Mansfield, Shreveport	73,000		359,000
University Place, 70th Street at Youree Dr., Shreveport	199,000		1,077,000
Westwood, Jewella at Greenwood, Shreveport	113,000		393,000

Nevada, Total	1,975,000		8,440,000
Eastern Horizon, Eastern Ave. at Horizon Ridge Pkwy., Henderson	67,000		478,000
Francisco Centre, E. Desert Inn Rd. at S. Eastern Ave., Las Vegas	116,000		639,000
Mission Center, Flamingo Rd. at Maryland Pkwy., Las Vegas	152,000		570,000
Paradise Marketplace, Flamingo Rd. at Sandhill, Las Vegas	149,000		536,000
Rainbow Plaza, Rainbow Blvd. at Charleston Blvd., Las Vegas	410,000		1,548,000
Rancho Towne & Country, Rancho Dr. at Charleston Blvd., Las Vegas	87,000		350,000
Tropicana Beltway, Tropicana Beltway at Fort Apache Rd., Las Vegas	121,000	*	733,000	*
Tropicana Marketplace, Tropicana at Jones Blvd., Las Vegas	143,000		519,000
Westland Fair, Charleston Blvd. At Decatur Blvd., Las Vegas	566,000		2,346,000
College Park, E. Lake Mead Blvd. at Civic Ctr. Dr., North Las Vegas	164,000		721,000

North Carolina, Total	1,811,000		10,725,000
Capital Square, Capital Blvd. at Huntleigh Dr., Cary	157,000		607,000
Harrison Pointe Center, Harrison Ave. at Maynard Rd., Cary	124,000		1,343,000
High House Crossing, NC Hwy. 55 at Green Level W. Rd., Cary	90,000		606,000
Northwoods Market, Maynard Rd. at Harrison Ave., Cary	78,000		431,000
Parkway Pointe, Cory Parkway and S. R. 1011, Cary	80,000		461,000
Durham Festival, Hillsborough Rd. at LaSalle St., Durham	134,000		487,000
Mineral Springs Village, Mineral Springs Rd. at Wake Forest Rd., Durham	58,000		572,000
Waterford Village, US Hwy 17 at US Hwy 74/76, Leland (75%)	0	* #	948,000	*
Avent Ferry, Avent Ferry Rd. at Gorman St., Raleigh	117,000		669,000

Table continued on next page

	Building
Name and Location	Area		Land Area

North Carolina, (Cont'd.)
Falls Pointe, Neuce Rd. at Durant Rd., Raleigh	103,000		658,000
Leesville Town Centre, Leesville Rd. and Leesville Church Rd., Raleigh	114,000		904,000
Lynnwood Collection, Creedmoor Rd. at Lynn Rd., Raleigh	86,000		429,000
Six Forks Station, Six Forks Rd. at Strickland Rd., Raleigh	468,000		1,843,000
Stonehenge Market, Creedmoor Rd. at Bridgeport Dr., Raleigh	188,000		669,000
Heritage Station, Forestville Rd. at Rogers Rd., Wake Forest (25%)	14,000	*	98,000	*

Arizona, Total	1,377,000		6,442,000
Palmilla Center, Dysart Rd. at McDowell Rd., Avondale	104,000		264,000
University Plaza, Plaza Way at Milton Rd., Flagstaff	162,000		919,000
Val Vista Towne Center, Warner at Val Vista Rd., Gilbert	93,000		366,000
Arrowhead Festival, 75th Ave. at W. Bell Rd., Glendale	30,000		157,000
Fry's Ellsworth Plaza, Broadway Rd. at Ellsworth Rd., Mesa	9,000		58,000
Monte Vista Village Center, Baseline Rd. at Ellsworth Rd., Mesa	40,000		353,000
Red Mountain Gateway, Power Rd. at McKellips Rd., Mesa	70,000		353,000
Camelback Village Square, Camelback at 7th Avenue, Phoenix	135,000		543,000
Laveen Village Market, Baseline Rd. at 51st St., Phoenix	10,000		346,000
Squaw Peak Plaza, 16th Street at Glendale Ave., Phoenix	61,000		220,000
Rancho Encanto, 35th Avenue at Greenway Rd., Phoenix	71,000		259,000
Fountain Plaza, 77th St. at McDowell, Scottsdale	112,000		460,000
Broadway Marketplace, Broadway at Rural, Tempe	83,000		347,000
Basha Valley Plaza, S. McClintock at E. Southern, Tempe	145,000		570,000
Pueblo Anozira, McClintock Dr. at Guadalupe Rd., Tempe	152,000		769,000
Desert Square Shopping Center, Golf Links at Kolb, Tucson	100,000		458,000

New Mexico, Total	1,182,000		4,964,000
Eastdale, Candelaria Rd. at Eubank Blvd., Albuquerque	118,000		601,000
North Towne Plaza, Academy Rd. at Wyoming Blvd., Albuquerque	103,000		607,000
Pavilions at San Mateo, I-40 at San Mateo, Albuquerque	196,000		791,000
Plaza at Cottonwood, Coors Bypass Blvd NW at Seven Bar Loop Rd NW, Albuquerque	84,000		386,000
Valle del Sol, Isleta Blvd. at Rio Bravo, Albuquerque	106,000		475,000
Wyoming Mall, Academy Rd. at Northeastern, Albuquerque	326,000		1,309,000
DeVargas, N. Guadalupe at Paseo de Peralta, Santa Fe	249,000		795,000

Colorado, Total	923,000		4,917,000
Aurora City Place, E. Alameda at I225, Aurora	173,000	*	1,130,000	*
Bridges at Smoky Hill, Smoky Hill Rd. at S. Picadilly St., Aurora	10,000	*	137,000	*
Carefree, Academy Blvd. at N. Carefree Circle, Colorado Springs	127,000		460,000
Academy Place, Academy Blvd. at Union Blvd., Colorado Springs	84,000		404,000
Green Valley Ranch, Tower Rd. at 48th Ave., Denver (37%)	26,000	*	167,000	*
Lowry Town Center, 2nd Ave. at Lowry Ave., Denver	39,000	*	123,000	*
Gold Creek Center, Hwy. 86 at Elizabeth St., Elizabeth	13,000	*	79,000	*
City Center Englewood, S. Santa Fe at Hampden Ave., Englewood	219,000		452,000
Glenwood Meadows, Midland Ave. and W. Meadows, Glenwood Springs (41%)	0	* #	528,000	*
University Park, Highlands Ranch at University Blvd., Highlands Ranch (40%)	35,000	*	214,000	*
Crossing at Stonegate, Jordan Rd. at Lincoln Ave., Parker (38%)	45,000	*	327,000	*
Thorncreek Crossing, Washington St. at 120th St., Thornton	106,000	*	578,000	*
Westminster Plaza, North Federal Blvd. at 72nd Ave., Westminster	46,000	*	318,000	*

Table continued on next page

	Building
Name and Location	Area		Land Area

Kansas, Total	784,000		3,418,000
West State Plaza, State Ave. at 78th St., Kansas City	94,000		401,000
Regency Park, 93rd St. at Metcalf Ave., Overland Park	202,000		742,000
Westbrooke Village, Quivira Rd. at 75th St., Shawnee	237,000		1,270,000
Shawnee Village, Shawnee Mission Pkwy. at Quivera Rd., Shawnee	135,000		561,000
Kohl's, Wanamaker Rd. at S.W. 17th St., Topeka	116,000		444,000

Oklahoma, Total	654,000		2,931,000
Bryant Square, Bryant Ave. at 2nd St., Edmond	282,000		1,259,000
Market Boulevard, E. Reno Ave. at N. Douglas Ave., Midwest City	36,000		142,000
Town & Country, Reno Ave. at North Air Depot, Midwest City	138,000		540,000
Windsor Hills Center, Meridian at Windsor Place, Oklahoma City	198,000		990,000

Arkansas, Total	679,000		2,700,000
Evelyn Hills, College Ave. at Abshier, Fayetteville	155,000		750,000
Broadway Plaza, Broadway at W. Roosevelt, Little Rock.	16,000		48,000
Geyer Springs, Geyer Springs at Baseline, Little Rock	153,000		414,000
Markham Square, W. Markham at John Barrow, Little Rock	127,000		514,000
Markham West, 11400 W. Markham, Little Rock	178,000		768,000
Westgate, Cantrell at Bryant, Little Rock	50,000		206,000

Tennessee, Total	514,000		2,089,000
Bartlett Towne Center, Bartlett Blvd. at Stage Rd., Bartlett	179,000		774,000
Commons at Dexter Lake, Dexter at N. Germantown, Memphis	167,000		671,000
Highland Square, Summer at Highland, Memphis	14,000		84,000
Summer Center, Summer Ave. at Waling Rd., Memphis	154,000		560,000

Georgia, Total	696,000		3,548,000
Brookwood Square, East-West Connector and Austell Rd., Austell	253,000		971,000
Grayson Commons, Grayson Hwy. at Rosebud Rd., Grayson	77,000		510,000
Village Shoppes of Sugarloaf, Sugarloaf Pkwy at Five Forks Trickum Rd., Lawrenceville	148,000		831,000
Sandy Plains Exchange, Sandy Plains at Scufflegirt, Marietta	73,000		452,000
Roswell Corners, Woodstock Rd. at Hardscrabble Rd., Roswell	145,000		784,000

Utah, Total	278,000		1,362,000
Alpine Valley Center, Main St. at Stale St., American Fork (33%)	8,000	*	149,000	*
Taylorsville Town Center, West 4700 South at Redwood Rd., Taylorsville	94,000		399,000
West Jordan Town Center, West 7000 South at S. Redwood Rd., West Jordan	176,000		814,000

Missouri, Total	366,000		1,428,000
Ballwin Plaza, Manchester Rd. at Vlasis Dr., Ballwin	203,000		653,000
Western Plaza, Hwy. 141 at Hwy. 30, Fenton	28,000	*	327,000	*
PineTree Plaza, U.S. Hwy. 50 at Hwy. 291, Lee's Summit	135,000		448,000

Maine, Total	148,000		722,000
The Promenade, Essex at Summit, Lewiston (75%)	148,000	*	722,000	*

Kentucky, Total	354,000		1,813,000
Tates Creek, Tates Creek at Man O'War, Lexington	185,000		660,000
Festival at Jefferson Court, Outer Loop at Jefferson Blvd., Louisville	169,000		1,153,000

Table continued on next page

	Building
Name and Location	Area		Land Area

Mississippi, Total	117,000		581,000
Southaven Commons, Goodman Rd. at Swinnea Rd., Southaven	117,000		581,000

Illinois, Total	273,000		1,268,000
Lincoln Place Centre, Hwy. 59, Fairview Heights	103,000		503,000
Lincoln Place II, Route 159 at Hwy 50, Fairview Heights	170,000		765,000

INDUSTRIAL

Houston and Harris County, Total	3,196,000		9,281,000
Beltway 8 Business Park, Beltway 8 at Petersham Dr.	158,000		499,000
Blankenship Building, Kempwood Drive	59,000		175,000
Brookhollow Business Center, Dacoma at Directors Row	133,000		405,000
Central Park Northwest VI, Central Pkwy. at Dacoma	175,000		518,000
Central Park Northwest VII, Central Pkwy. at Dacoma	103,000		283,000
Claywood Industrial Park, Clay at Hollister	330,000		1,761,000
Crossppoint Warehouse, Crosspoint	73,000		179,000
Jester Plaza, West T.C. Jester	101,000		244,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr.	113,000		327,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr. (20%)	42,000	*	106,000	*
Lathrop Warehouse, Lathrop St. at Larimer St. (20%)	51,000	*	87,000	*
Navigation Business Park, Navigation at N. York (20%)	47,000	*	111,000	*
Northway Park II, Loop 610 East at Homestead (20%)	61,000	*	149,000	*
Railwood Industrial Park, Market at U.S. 90 (20%)	60,000	*	112,000	*
Railwood Industrial Park, Mesa at U.S. 90	616,000		1,651,000
Railwood Industrial Park, Mesa at U.S. 90 (20%)	99,000	*	213,000	*
South Loop Business Park, S. Loop at Long Dr.	46,000	*	103,000	*
Southport Business Park 5, South Loop 610	161,000		358,000
Southwest Park II, Rockley Road	68,000		216,000
Stonecrest Business Center, Wilcrest at Fallstone	111,000		308,000
West-10 Business Center, Wirt Rd. at I-10	141,000		331,000
West-10 Business Center II, Wirt Rd. at I-10	83,000		149,000
Westgate Service Center, Park Row Dr. at Whiteback Dr.	119,000		499,000
West Loop Commerce Center, W. Loop N. at I-10	34,000		91,000
610 and 11th St. Warehouse, Loop 610 at 11th St.	105,000		202,000
610 and 11th St. Warehouse, Loop 610 at 11th St. (20%)	48,000	*	108,000	*
610/288 Business Park, Cannon Street (20%)	59,000	*	96,000	*

Texas (excluding Houston & Harris Co.), Total	2,781,000		6,999,000
Randol Mill Place, Randol Mill Road, Arlington	55,000		178,000
Braker 2 Business Center, Kramer Ln. at Metric Blvd., Austin	27,000		93,000
Corporate Center I & II, Putnam Dr. at Research Blvd., Austin	117,000		326,000
Oak Hills Industrial Park, Industrial Oaks Blvd., Austin	90,000		340,000
Rutland 10 Business Center, Metric Blvd. At Centimeter Circle, Austin	54,000		139,000
Southpark A,B,C., East St. Elmo Rd. at Woodward St., Austin	78,000		238,000
Southpoint Service Center, Burleson at Promontory Point Dr., Austin	54,000		234,000
Walnut Creek Office Park, Cameron Rd., Austin	34,000		122,000
Wells Branch Corporate Center, Wells Branch Pkwy., Austin	59,000		183,000
Midway Business Center, Midway at Boyington, Carrollton	142,000		309,000

Table continued on next page

	Building
Name and Location	Area	Land Area

INDUSTRIAL (Cont'd.)

Texas (excluding Houston & Harris Co.), (Cont'd.)
Manana Office Center, I-35 at Manana, Dallas	223,000	473,000
Newkirk Service Center, Newkirk near N.W. Hwy., Dallas	106,000	223,000
Northaven Business Center, Northaven Rd., Dallas	151,000	178,000
Northeast Crossing Off/Svc Ctr., East N.W. Hwy. at Shiloh, Dallas	79,000	199,000
Northwest Crossing Off/Svc Ctr., N.W. Hwy. at Walton Walker, Dallas	127,000	290,000
Redbird Distribution Center, Joseph Hardin Drive, Dallas	111,000	234,000
Regal Distribution Center, Leston Avenue, Dallas	203,000	318,000
Space Center Industrial Park, Pulaski St. at Irving Blvd., Dallas	265,000	426,000
Walnut Trails Business Park, Walnut Hill Lane, Dallas	103,000	311,000
DFW-Port America, Port America Place, Grapevine	45,000	110,000
Jupiter Service Center, Jupiter near Plano Pkwy., Plano	78,000	234,000
Sherman Plaza Business Park, Sherman at Phillips, Richardson	100,000	312,000
Interwest Business Park, Alamo Downs Parkway, San Antonio	218,000	742,000
O'Connor Road Business Park, O'Connor Road, San Antonio	150,000	459,000
Nasa One Business Center, Nasa Road One at Hwy. 3, Webster	112,000	328,000

Tennessee, Total	972,000	2,441,000
Southwide Warehouse # 2, Federal Compress Ind. Pk., Memphis	124,000	279,000
Southwide Warehouse # 3, Federal Compress Ind. Pk., Memphis	112,000	209,000
Thomas Street Warehouse, N. Thomas Street, Memphis	165,000	423,000
Crowfarn Drive Warehouse, Crowfarn Dr. at Getwell Rd., Memphis	161,000	316,000
Outland Business Center, Outland Center Dr., Memphis	410,000	1,214,000

Florida, Total	759,000	1,872,000
Lakeland Industrial Ctr., I-4 at County Rd., Lakeland	600,000	1,535,000
1801 Massaro, 1801 Massaro Blvd., Tampa	159,000	337,000

Georgia, Total	1,390,000	3,852,000
Atlanta Industrial Park, Atlanta Industrial Dr., Atlanta	552,000	1,755,000
Sears Logistics, 3700 Southside Industrial Way, Atlanta	403,000	890,000
Southside Industrial Pkwy, Southside Industrial Pkwy at Jonesboro Rd., Atlanta	72,000	242,000
6485 Crescent Dr., I-85 at Jimmy Carter Blvd., Norcross	363,000	965,000

Nevada, Total	66,000	162,000
East Sahara Off/Svc Ctr., E. Sahara Blvd., Las Vegas	66,000	162,000

California, Total	727,000	1,760,000
Siempre Viva Business Park, Siempre Viva Rd at Kerns St., San Diego	727,000	1,760,000

Table continued on next page

	Building
	Area	Land Area

UNIMPROVED LAND

Houston & Harris County, Total		2,423,000
Bissonnet at Wilcrest		196,000
Citadel Plaza at 610 N. Loop		137,000
East Orem		122,000
Kirkwood at Dashwood Dr.		322,000
Mesa Rd. at Tidwell		901,000
Northwest Fwy. at Gessner		422,000
Redman at W. Denham		17,000
W. Little York at Interstate 45		161,000
W. Loop N. at I-10		145,000

Texas (excluding Houston & Harris Co.), Total		775,000
River Pointe Dr. at I-45, Conroe		591,000
Hwy. 3 at Hwy. 1765, Texas City		184,000

Louisiana, Total		462,000
U.S. Hwy. 171 at Parish, DeRidder		462,000

Table continued on next page

	Building
Name and Location	Area	Land Area

ALL PROPERTIES-BY LOCATION

Grand Total	46,142,000	190,893,000
Texas (excluding Houston & Harris County)	11,362,000	46,226,000
Houston & Harris County	9,835,000	37,300,000
Florida	4,393,000	17,881,000
California	3,910,000	14,870,000
Georgia	2,086,000	7,400,000
Louisiana	2,083,000	10,813,000
Nevada	2,041,000	8,602,000
North Carolina	1,811,000	10,725,000
Tennessee	1,486,000	4,530,000
Arizona	1,377,000	6,442,000
New Mexico	1,182,000	4,964,000
Colorado	923,000	4,917,000
Kansas	784,000	3,418,000
Arkansas	679,000	2,700,000
Oklahoma	654,000	2,931,000
Missouri	366,000	1,428,000
Kentucky	354,000	1,813,000
Utah	278,000	1,362,000
Illinois	273,000	1,268,000
Maine	148,000	722,000
Mississippi	117,000	581,000

ALL PROPERTIES-BY CLASSIFICATION

Grand Total	46,142,000	190,893,000
Shopping Centers	36,251,000	160,866,000
Industrial	9,891,000	26,367,000
Unimproved Land		3,660,000

________________

Note:	Total square footage includes 410,000 square feet of building area and 10,521,000 square feet of land leased from others.

*	Denotes partial ownership. WRI's interest is 50% except where noted. The square feet figures represent WRI's proportionate ownership of the entire property.

#	Denotes property under development where rental revenues have yet to be commenced.

General. In 2004 no single property accounted for more than 2.4% of WRI's total assets or 1.5% of gross revenues. Four properties, in the aggregate, represented approximately 5.9% of our gross revenues for the year ended December 31, 2004; otherwise, none of the remaining properties accounted for more than 1.4% of our gross revenues during the same period. The weighted average occupancy rate for all of our improved properties as of December 31, 2004 was 94.3% compared to 93.3% as of December 31, 2003.

Substantially all of our properties are owned directly by WRI (subject in some cases to mortgages), although our interests in some properties are held indirectly through interests in joint ventures or under long-term leases. We currently participate in 62 joint ventures or partnerships that hold 57 of our properties. Of these 62 ventures, eight use the DownREIT structure in which our partners are numerous and are passive investors. The remaining ventures involve one or more partners that are actively involved in the venture. Our ownership interest ranges from 20% to 99%; we are normally the managing partner and receive a management fee for acting in this capacity. Thirty-five of these ventures have an unlimited life, 26 have lives in excess of 30 years and one venture expires in 2013. Ventures using the DownREIT structure give our partners the right to redeem their DownREIT units and leave the venture one year after its formation. Those ventures using other structures have typical buy/sell provisions that allow any partner to exit at his option. In our opinion, our properties are well maintained and in good repair, suitable for their intended uses, and adequately covered by insurance.

Shopping Centers. As of December 31, 2004, WRI owned or operated under long-term leases, either directly or through our interest in joint ventures or partnerships, 288 shopping centers with approximately 36.3 million square feet of building area. The shopping centers were located predominantly in Texas with other locations in Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Maine, Mississippi, Missouri, Nevada, New Mexico, North Carolina, Oklahoma, Tennessee and Utah.

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

We have approximately 6,900 separate leases with 5,100 different tenants, including national and regional supermarket chains, drugstores, discount department stores, junior department stores, other nationally or regionally known stores and a great variety of other regional and local retailers. The large number of locations offered by WRI and the types of traditional anchor tenants help attract prospective new tenants. Some of the national and regional supermarket chains, which are tenants in our centers, include Albertsons, Fiesta, Smith's (Kroger), H.E.B., Kroger, Randall's Food Markets (Safeway), Fry's Food Stores (Kroger), Ralph's (Kroger), Raley's, Publix, King Soopers (Kroger), Harris Teeter and Safeway. In addition to these supermarket chains, WRI's nationally and regionally known retail store tenants include Target, CVS/pharmacy, Eckerd's, Walgreen, Osco (Albertsons) and Sav-On (Albertsons) drugstores; Kmart discount stores; Bealls and Palais Royal junior department stores; Kohl's, Marshall's, Office Depot, Office Max, Staples, Babies R Us, Ross Dress For Less, Stein Mart and T.J. Maxx off-price specialty stores; Academy, Sports Authority and Gart sporting goods; CompUSA, Best Buy, Conn's and Circuit City electronics stores; Cost Plus Imports; Linens ‘N Things; Barnes & Noble bookstore; Border's Books; Blockbuster Video; Home Depot; Lowe's; Bed, Bath & Beyond; and the following restaurant chains: Luby's and Furr's cafeterias, Arby's, Burger King, Church's Fried Chicken, Dairy Queen, Domino's, Jack-in-the-Box, CiCi Pizza, Long John Silver's, McDonald's, Olive Garden, Outback Steakhouse, Pizza Hut, Steak & Ale, Taco Bell and Whataburger. We also lease space in 3,000 to 20,000 square foot areas to national chains such as the Limited Store, The Gap, Old Navy, Eddie Bauer and Radio Shack. Some other merchants in our portfolio include Al's Formal Wear, Anna's Linens, TGF Haircutters, Big Lots, Jason's Deli, Dollar General, Dress Barn, Family Dollar, Shoe Cents, Fashion Bug, GNC, Goodyear Tire, Luther's Bar-B-Q, Mattress Firm, Fantastic Sam's, Rent-A-Center, Sally Beauty, Souper Salad, Black Eyed Pea, Men's Wearhouse and Tuesday Morning. The diversity of our tenant base is also evidenced by the fact that our largest tenant (Kroger) accounted for only 2.7% of rental revenues during 2004.

In the ordinary course of business, WRI has tenants that filed for bankruptcy protection, such as Ultimate Electronics and Winn Dixie. The communication and timing of store closings varies by retailer; however, we believe the effect of these bankruptcies will not have a material impact on our financial position or results of operations. Also, we would not expect other retailer bankruptcies to have a significant effect on the liquidity of WRI, due to the significant diversification of our tenant base, where no one tenant represents more than 2.7% of our rental revenues.

WRI's shopping center leases have lease terms generally ranging from three to five years for tenant space under 5,000 square feet and from 10 to 25 years for tenant space over 10,000 square feet. Leases with primary lease terms in excess of 10 years, generally for anchor and out-parcels, frequently contain renewal options which allow the tenant to extend the term of the lease for one or more additional periods, with each of these periods generally being of a shorter duration than the primary lease term. The rental rates paid during a renewal period are generally based upon the rental rate for the primary term, sometimes adjusted for inflation, market conditions or an amount of the tenant's sales during the primary term.

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

During 2004 we invested $507.2 million in the acquisition of operating retail properties. Of this total, $481.9 million was invested in 21 shopping centers (which includes the purchase of our partners' interest in four of our existing centers) and an additional $25.3 million was invested in five retail properties, each through a 50%-owned unconsolidated joint venture. These combined acquisitions added 3.5 million square feet to our portfolio.

In January 2004 we acquired three supermarket-anchored shopping centers. Greenhouse Marketplace, located in San Leandro, California, is a 151,000 square foot shopping center anchored by Safeway and Longs Drugs, which are corporately owned, and includes other retailers such as 99 Cents Only, Factory 2-U and Big Lots. Leesville Town Centre is a 114,000 square foot center located in Raleigh, North Carolina, and is anchored by Harris Teeter and Blockbuster. Harrison Pointe Center is a 124,000 square foot center anchored by Harris Teeter and Staples and is located in Cary, North Carolina, a suburb of Raleigh. All of these acquisitions were acquired in limited partnerships utilizing a DownREIT structure and are included in our consolidated financial statements because we exercise financial and operating control.

In March 2004 we completed the acquisition of a portfolio of four shopping centers. First Colony Commons is a 410,000 square foot community center located in Sugar Land, Texas, a suburb of Houston, and is anchored by Home Depot, Michael’s, Office Depot, Babies R Us and Conn’s Appliances. T.J. Maxx Plaza is a 162,000 square foot center anchored by T.J. Maxx and is located in Kendall, Florida, a suburb of Miami. Largo Mall, a 378,000 square foot community center, is anchored by a corporately owned Albertsons and Target, as well as Marshall’s; Bed, Bath & Beyond; PetsMart; Staples and Michael’s and is located near St. Petersburg, Florida. Tates Creek is a 185,000 square foot shopping center located in Lexington, Kentucky, which represents the 20th state in which we operate. Kroger and Rite Aid anchor the center.

In April 2004 three 50%-owned unconsolidated joint ventures acquired an interest in three retail properties located in McAllen, Texas. Las Tiendas Plaza, a 530,000 square foot center, is anchored by Target and Mervyn’s (both corporately owned), as well as Ross Dress for Less, Marshall’s and Office Depot. Northcross is a 76,000 square foot center and is anchored by Barnes & Noble and Blockbuster. The third property is HEB South 10th Street, which is anchored by an HEB supermarket. In April 2004, we also acquired our joint venture partners’ interests in four of our existing shopping centers, of which three are located in Texas and one in New Mexico.

In May 2004 we acquired two retail centers. El Camino Promenade is a 111,000 square foot shopping center that is anchored by TJ Maxx, AMC Theater and Beverages & More, and is located in Encinitas, California. Village Shoppes of Sugarloaf is a 148,000 square foot shopping center, which is located in Lawrenceville, Georgia, a suburb of Atlanta. Publix anchors this retail center.

In June 2004 we acquired Roswell Corners, a 145,000 square foot shopping center, which is located in Roswell (Atlanta), Georgia and is anchored by Staples, TJ Maxx and Super Target (corporately owned). In June 2004, we also acquired an interest in a retail property through a 50%-owned unconsolidated joint venture. Western Plaza is a 56,000 square foot center, which is anchored by Big Lots and located in Fenton, Missouri.

In August 2004 we acquired Northtown Plaza, a 74,000 square foot shopping center, which is located in Lubbock, Texas and is anchored by United Supermarkets. Also, in August 2004 we acquired two shopping centers in Laredo, Texas. North Creek Plaza is a 245,000 square foot shopping center, which is anchored by Best Buy; Old Navy; Bed, Bath & Beyond; TJ Maxx; Pier One and United Artists. Plantation Centre is a 135,000 square foot shopping center anchored by a 84,500 square foot HEB Supermarket. Both of the Laredo, Texas acquisitions were acquired in a limited partnership utilizing a DownREIT structure and are included in our consolidated financial statements because we exercise financial and operating control.

In October 2004 we acquired Plaza at Cottonwood, an 84,000 square foot shopping center located in Albuquerque, New Mexico. This shopping center is anchored by Petsmart and Staples.

In November 2004 we acquired Grayson Commons which is located in Grayson (Atlanta), Georgia. Grayson Commons is a 77,000 square foot retail center that is anchored by Kroger and Blockbuster. Also in November 2004 we acquired an interest in the Old Navy Building, a 15,000 square foot property located in McAllen, Texas through a 50%-owned unconsolidated joint venture.

In December 2004 we acquired Lynnwood Collection, an 86,000 square foot shopping center located in Raleigh, North Carolina. Kroger anchors this center. Also in December 2004 we acquired The Festival on Jefferson Court, a 169,000 square foot shopping center that is anchored by Kroger, Sofa Express and Factory Card Outlet, as well as a corporately owned Petsmart, Applebee's and Red Lobster. This center is located in Louisville, Kentucky.

We currently have five retail developments underway which, upon completion, will represent an investment of approximately $32 million and will add 284,000 square feet to the portfolio. These projects should come on-line during 2005.

Industrial Properties. At December 31, 2004, WRI owned, either directly or through its interest in joint ventures or partnerships, 60 industrial projects with approximately 9.9 million square feet of building area. WRI’s industrial properties consist of bulk warehouse, business distribution and office-service center assets ranging in size from 27,000 to 727,000 square feet. Similar to our shopping centers, these properties are customarily constructed of masonry, steel and glass, and have lighted, concrete parking areas and are well landscaped. The national and regional tenants in our industrial centers include Hitachi Transport Systems, Sears Logistics, Publix, Shell, Fed-Ex, Rooms to Go, UPS Supply Chain Solutions, Sanderson Industries, Distribution International, Home Depot, Stone Container, Iron Mountain and Kranson Industries. Its properties are located in California, Florida, Georgia, Nevada, Tennessee and Texas. During 2004 WRI invested $4.0 million in the acquisition of two industrial properties totaling 122,000 square feet.

In May 2004 we acquired Southside Industrial Parkway, which is a 72,000 square foot industrial center located in Atlanta, Georgia.

In October 2004 we acquired 3500 Atlanta Industrial Parkway located in Atlanta, Georgia. This 50,000 square foot property is adjacent to two of our existing industrial properties and consists of one industrial tenant, Sanderson Industries, Inc.

Unimproved Land. At December 31, 2004, WRI owned 12 parcels of unimproved land consisting of approximately 3.7 million square feet of land area located in Texas and Louisiana. These properties include approximately 2.4 million square feet of land adjacent to certain of our existing developed properties, which may be used for expansion of these developments, as well as approximately 1.2 million square feet of land, which may be used for new development. Almost all of these unimproved properties are served by roads and utilities and are ready for development. Most of these parcels are suitable for development as shopping centers or industrial projects, and WRI intends to emphasize the development of these parcels for such purpose.

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

ITEM 4. Submission of Matters to a Vote of Shareholders

None.

PART II

ITEM 5. Market for Registrant's Common Shares of Beneficial Interest and Related Shareholder Matters

WRI's common shares are listed and traded on the New York Stock Exchange under the symbol "WRI." The number of holders of record of our common shares as of February 24, 2005 was 3,448. The closing high and low sale prices per common share (restated to reflect the three-for-two share split in March 2004), as reported on the New York Stock Exchange, and dividends per share paid for the fiscal quarters indicated were as follows:

	High	Low	Dividends

2004:
Fourth	$40.90	$33.27	$0.415
Third	33.72	30.33	0.415
Second	35.26	28.10	0.415
First	34.60	29.65	0.415

2003:
Fourth	$30.58	$28.39	$0.39
Third	30.70	27.97	0.39
Second	28.28	26.33	0.39
First	26.93	23.80	0.39

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
	(Amounts in thousands, except per share amounts)
	Year Ended December 31,
	2004	2003	2002	2001	2000

Revenues (primarily real estate rentals)	$502,291	$412,486	$356,392	$300,131	$236,438
Expenses:
Depreciation and amortization	115,791	92,394	76,313	64,727	51,142
Interest	115,506	88,871	65,863	54,473	43,190
Other	158,676	127,106	108,423	92,373	72,908
Total	389,973	308,371	250,599	211,573	167,240

Income from operations	112,318	104,115	105,793	88,558	69,198
Equity in earnings of joint ventures	5,572	4,743	4,043	5,547	4,143
Income allocated to minority interests	(4,928)	(2,723)	(3,553)	(475)	(630)
Gain on sale of properties	1,535	714	188	8,339	382
Discontinued operations (1)	26,884	9,431	25,396	6,573	5,908
Net income	$141,381	$116,280	$131,867	$108,542	$79,001

Net income available to common shareholders	$133,911	$97,880	$112,111	$88,839	$58,961

Cash flows from operations	$211,157	$163,545	$168,488	$146,659	$119,043

Per share data - basic: (2)
Income before discontinued operations	$1.24	$1.12	$1.11	$1.14	$.88
Net income	$1.55	$1.24	$1.44	$1.23	$.98
Weighted average number of shares	86,171	78,800	77,866	72,155	60,245

Per share data - diluted: (2)
Income before discontinued operations	$1.24	$1.12	$1.11	$1.14	$.88
Net income	$1.54	$1.24	$1.43	$1.23	$.98
Weighted average number of shares	89,511	81,574	80,041	72,553	60,595

Cash dividends per common share (2)	$1.66	$1.56	$1.48	$1.41	$1.33

Property (at cost)	$3,751,607	$3,200,091	$2,695,286	$2,352,393	$1,728,414
Total assets	$3,470,318	$2,923,094	$2,423,241	$2,095,747	$1,498,477
Debt	$2,105,948	$1,810,706	$1,330,369	$1,070,835	$792,353

Other data:
Funds from operations: (3)
Net income available to common shareholders	$133,911	$97,880	$112,111	$88,839	$58,961
Depreciation and amortization	111,809	88,853	76,855	67,803	55,344
Gain on sale of properties	(26,316)	(7,273)	(18,614)	(9,795)	(382)
Total	$219,404	$179,460	$170,352	$146,847	$113,923

(1)
SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires the operating results and gain (loss) on the sale of operating properties to be reported as discontinued operations.

(2)	All per share and weighted average share information has been restated to reflect the three-for-two share split in March 2004.

(3)
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

Executive Overview

WRI focuses on increasing Funds from Operations and dividend payments to our common shareholders through hands-on leasing and management of the existing portfolio of properties, through disciplined growth from selective acquisitions and new developments, and through the disposition of assets that no longer meet our ownership criteria. The company is also committed to maintaining a conservative balance sheet, a well-staggered debt maturity schedule and strong credit agency ratings.

At December 31, 2004, WRI owned or operated under long-term leases, either directly or through our interest in joint ventures or partnerships, a total of 343 developed income-producing properties and five properties that are in various stages of development. Our 348 properties are located in 20 states that span the southern half of the United States from coast to coast and include 288 shopping centers and 60 industrial properties. WRI has approximately 6,900 leases and 5,100 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Leases generally include minimum lease payments (which often increase over the lease term), reimbursements of property operating expenses, including ad valorem taxes, and additional rent payments based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.

In assessing the performance of the company's properties, management carefully tracks the occupancy of the company's portfolio. Occupancy for the total portfolio was 94.3% as of year-end 2004 compared to 93.3% as of year-end 2003, due to increases in both the shopping center and industrial portfolios. Another important indicator of performance is the spread in rental rates on a same-space basis as we complete new leases and renew existing leases. In 2004 WRI completed 1,337 new leases or renewals for the year totaling 5.6 million square feet, increasing rental rates an average of 6.2% on a same-space basis.

With respect to external growth through acquisitions and new developments, management closely monitors movements in returns in relation to WRI's blended weighted average cost of capital, the amount of product in its acquisition and new development pipelines and the geographic areas in which opportunities are present. The company purchased 22 shopping centers, two industrial properties and our partners' interest in four existing shopping centers during 2004, comprising 3.6 million square feet, and representing a total investment of $511.2 million. Our purchases include eleven properties in Texas (primarily in the Rio Grande Valley), five in Georgia, three in North Carolina, two each in California, Florida, New Mexico and Kentucky, and one in Missouri. Kentucky represents the 20th state in which WRI operates, and was a logical expansion given WRI's geographic footprint in the southern part of the United States from coast to coast.

With respect to new development, WRI completed 11 projects during 2004 totaling 851,000 square feet, representing an investment of $116.4 million. As with acquisitions, management closely monitors returns on new opportunities as well as performance against underwritten returns on projects under development. Projects completed in 2004 are 91.6% leased. WRI commenced three new developments in 2004 resulting in five shopping centers in various stages of development in Arizona, Colorado, North Carolina, and Utah. We anticipate that the majority of these centers should come on-line during 2005.

Continuing our strategy of selling assets that no longer meet our ownership criteria, we disposed of six properties during the year. These property sales represented a total of 683,000 square feet and provided proceeds of $49.9 million, generating a gain of $24.9 million.

WRI continues to maintain a strong, conservative capital structure, which provides ready access to a variety of attractive capital sources. The strength of WRI's balance sheet is evidenced by unsecured debt ratings of "A" by Standard and Poor's and "A3" by Moody's rating services, the highest combined ratings of any public REIT. We carefully balance obtaining low cost financing with minimizing exposure to interest rate movements, matching long-term liabilities with the long-term assets acquired or developed. In executing this strategy, we redeemed our Series C Cumulative Redeemable Preferred Shares in April 2004 and issued 3.6 million and 3.2 million of common shares of beneficial interest in March and August of 2004, respectively. In July 2004 we issued $72.5 million of depositary shares each representing one-hundredth of a Series E Cumulative Redeemable Preferred Share that pays a 6.95% annual dividend. We also issued $375 million of unsecured fixed-rate medium term notes during the year with a weighted average rate of 5.2%, net of the effect of related interest rate swaps, and a weighted average term of 9.3 years.

With respect to future trends, management expects continued improvement in the performance of the existing portfolio through strong occupancy and increases in rental rates as the economy trends upward. Any deterioration in the economy could alter these expectations. With respect to external growth, we have already closed two acquisitions totaling $54.2 million in 2005 and have over $175 million of properties in the pipeline. Each of these potential acquisitions is still subject to a stringent due diligence process and, therefore, there is no assurance that any or all will be purchased. Changes in interest rates and the capitalization rates inherent in the pricing of acquisitions could affect our external growth prospects in 2005.

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

Basis of Presentation
The consolidated financial statements include the accounts of WRI and its subsidiaries, as well as 100% of the accounts of joint ventures and partnerships over which WRI exercises financial and operating control and the related amounts of minority interests. All significant intercompany balances and transactions have been eliminated. Investments in joint ventures and partnerships where WRI has the ability to exercise significant influence, but does not exercise financial and operating control, are accounted for using the equity method. WRI has determined that it is not required to consolidate any entities under the variable interest guidelines set forth in FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities."

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

Upon acquisition of real estate, we assess the fair value of acquired assets (including land, buildings on an "as if vacant" basis, acquired out-of-market and in-place leases, and tenant relationships) and acquired liabilities, and allocate the purchase price based on these assessments. These fair value assessments are based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and specific market/economic conditions that may affect the property.

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

Results of Operations
Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Revenues
Total revenues increased by $89.8 million or 21.8% in 2004 ($502.3 million in 2004 versus $412.5 million in 2003). This increase resulted primarily from the increase in rental revenues of $88.1 million and other income of $1.8 million. Property acquisitions and new development activity contributed $77.3 million of the rental income increase with the remainder of $10.8 million due to the activity at our existing properties, as described below.

Occupancy (leased space) of the portfolio increased as compared to the prior year as follows:

	December 31,
	2004	2003

Shopping Centers	94.8%	93.5%
Industrial	92.6%	92.4%
Total	94.3%	93.3%

In 2004 we completed 1,337 renewals and new leases comprising 5.6 million square feet at an average rental rate increase of 6.2%.

Other income increased by $1.8 million or 25.4% in 2004 ($8.9 million in 2004 versus $7.1 million in 2003). This increase was due primarily to an increase in lease cancellation payments from various tenants.

Expenses
Total expenses increased by $81.6 million or 26.5% in 2004 ($390.0 million in 2004 versus $308.4 million in 2003).

The increases in 2004 for depreciation and amortization expense ($23.4 million), operating expenses ($14.2 million) and ad valorem taxes ($10.7 million) were primarily a result of the properties acquired and developed during the year. Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues increased to 28% in 2004 from 27% in 2003.

Interest expense increased by $26.6 million or 29.9% in 2004 ($115.5 million in 2004 versus $88.9 million in 2003). The components of interest expense were as follows (in thousands):

	Year Ended December 31,
	2004	2003

Gross interest expense	$123,479	$92,839
Interest on preferred shares subject to mandatory redemption	2,007	3,368
Over-market mortgage adjustment of acquired properties	(4,988)	(975)
Capitalized interest	(4,992)	(6,361)

Total	$115,506	$88,871

Gross interest expense increased $30.7 million ($123.5 million in 2004 versus $92.8 million in 2003) due to an increase in the average debt outstanding from $1.5 billion in 2003 to $2.0 billion in 2004. This was offset by a decrease in the weighted average interest rate between the two periods from 6.2% in 2003 to 6.1% in 2004. Interest on preferred shares subject to mandatory redemption decreased $1.4 million due to the redemption of the Series B Cumulative Redeemable Preferred Shares in December 2003. Increase in the over-market mortgage adjustment of $4.0 million resulted from our 2004 property acquisitions. Capitalized interest decreased $1.4 million due to completion of new development projects in 2004.

General and administrative expenses increased by $2.3 million or 16.7% in 2004 ($16.1 million in 2004 versus $13.8 million in 2003). This increase resulted primarily from normal compensation increases as well as increases in staffing necessitated by the growth in the portfolio. General and administrative expense as a percentage of rental revenues was 3% in both 2004 and 2003.

Loss on redemption of preferred shares of $3.6 million in 2004 represents the unamortized original issuance costs related to the Series C Cumulative Preferred Shares redeemed in April 2004. In 2003 the $2.7 million loss on redemption of preferred shares was the unamortized original issuance costs related to the Series B Cumulative Preferred Shares redeemed in December 2003.

Impairment loss of $3.6 million relates to a parcel of land held for development in Houston, Texas, which was sold in December 2004, and one retail property in Houston and one retail property in Port Arthur, Texas. The estimated holding period and the estimated future cash flows to be generated from these assets were revised which resulted in the impairment losses.

Other
WRI's share of earnings in joint ventures where we do not exercise financial and operating control is reported as equity in earnings of joint ventures. These earnings of joint ventures increased by $.9 million or 19.1% in 2004 ($5.6 million in 2004 versus $4.7 million in 2003). This increase is due primarily to the acquisition of five retail properties, each through a 50%-owned unconsolidated joint venture.

Income allocated to minority interests increased by $2.2 million or 81.5% in 2004 ($4.9 million in 2004 versus $2.7 million in 2003). This increase resulted primarily from our interest in four retail properties whose net income increased from the completion of new development activities in the latter part of 2003. Also contributing to the increase was the acquisition of five retail properties through limited partnerships utilizing a DownREIT structure. These limited partnerships are consolidated in our consolidated financial statements because we exercise financial and operating control.

Income from discontinued operations increased $17.5 million in 2004 ($26.9 million in 2004 versus $9.4 million in 2003). Included in this caption for 2004 are the operating results and gain from disposition of five properties and one free-standing building totaling 683,000 square feet that provided sales proceeds of $49.9 million and generated gains of $24.9 million. Included in this caption for 2003 are the operating results of properties disposed in 2004 and the disposition of five properties and two free-standing buildings totaling 371,000 square feet in 2003. The 2003 dispositions provided sales proceeds of $17.2 million and generated gains of $6.0 million.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

Revenues
Total revenues increased by $56.1 million or 15.7% in 2003 ($412.5 million in 2003 versus $356.4 million in 2002). This increase resulted primarily from the increase in rental revenues of $53.7 million and other income of $2.0 million. Property acquisitions and new development activity contributed $45.7 million of the rental income increase with the remainder of $8.0 million due to the activity at our existing properties, as described below.

Occupancy (leased space) of the portfolio increased as compared to the prior year as follows:

	December 31,
	2003	2002

Shopping Centers	93.5%	92.5%
Industrial	92.4%	88.7%
Total	93.3%	91.7%

In 2003 we completed 1,215 renewals and new leases comprising 6.7 million square feet at an average rental rate increase of 9.2%.

Other income increased by $2.0 million or 39.2% in 2003 ($7.1 million in 2003 versus $5.1 million in 2002). This increase was due primarily to an increase in lease cancellation payments from various tenants.

Expenses
Total expenses increased by $57.8 million or 23.1% in 2003 ($308.4 million in 2003 versus $250.6 million in 2002).

The increases in 2003 for depreciation and amortization expense ($16.1 million), operating expenses ($9.7 million) and ad valorem taxes ($3.5 million) were primarily a result of the properties acquired and developed during the year. Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues declined from 28% in 2002 to 27% in 2003.

Interest expense increased by $23.0 million or 34.9% in 2003 ($88.9 million in 2003 versus $65.9 million in 2002). The components of interest expense were as follows (in thousands):

	Year Ended December 31,
	2003	2002

Gross interest expense	$92,839	$75,505
Interest on preferred shares subject to mandatory redemption	3,368
Over-market mortgage adjustment of acquired properties	(975)
Capitalized interest	(6,361)	(9,642)

Total	$88,871	$65,863

Gross interest expense increased $17.3 million ($9.2 million in 2003 versus $75.5 million in 2002) due to an increase in the average debt outstanding from $1.2 billion in 2002 to $1.5 billion in 2003. This was offset by a decrease in the weighted average interest rate between the two periods from 6.3% in 2002 to 6.2% in 2003. Interest on preferred shares subject to mandatory redemption increased $3.4 million and represented the dividends on the Series B and C Cumulative Redeemable Preferred Shares. The interest benefit of $1.0 million was the over-market mortgage adjustment from our 2003 acquisitions. Capitalized interest decreased $3.3 million due to completion of new development projects in 2003.

General and administrative expenses increased by $2.7 million or 24.3% in 2003 ($13.8 million in 2003 versus $11.1 million in 2002). This increase resulted primarily from normal compensation increases as well as increases in staffing necessitated by the growth in the portfolio. General and administrative expense as a percentage of rental revenues was 3% in 2003 and 2002, respectively.

Loss on early redemption of preferred shares of $2.7 million represents the unamortized original issuance costs related to the Series B Cumulative Redeemable Preferred Shares redeemed in December 2003.

Other
Equity in earnings of joint ventures increased by $.7 million or 17.5% in 2003 ($4.7 million in 2003 versus $4.0 million in 2002). This increase was due primarily to the gain on the sale of a shopping center in Lake Charles, Louisiana in a 50%-owned unconsolidated joint venture.

Income allocated to minority interests decreased by $.8 million or 22.9% in 2003 ($2.7 million in 2003 versus $3.5 million in 2002). This decrease resulted primarily from a $1.1 million gain on the sale of a shopping center in a consolidated partnership in 2002 that did not recur in 2003. Offsetting this decrease was higher minority interest expense from the acquisition of an industrial park in Atlanta in March 2003 and seven shopping centers in Raleigh in April 2002, both of which utilized a DownREIT structure. These limited partnerships are included in our consolidated financial statements because we exercise financial and operating control.

Income from discontinued operations decreased $16.0 million in 2003 ($9.4 million in 2003 versus $25.4 million in 2002). Included in this caption for 2003 are the operating results of properties disposed in 2004 and the disposition of five properties and two free-standing buildings totaling 371,000 square feet in 2003. These 2003 dispositions provided sales proceeds of $17.2 million and generated gains of $6.0 million. Included in this caption for 2002 are the operating results of properties disposed in 2004 and 2003 plus the disposition of seven properties totaling 681,000 square feet in 2002. The 2002 dispositions provided sales proceeds of $44.8 million and generated gains of $19.5 million.

Funds from Operations

The National Association of Real Estate Investment Trusts defines funds from operations as net income (loss) available to common shareholders computed in accordance with generally accepted accounting principles, excluding gains or losses from sales of property, plus real estate related depreciation and amortization, and after adjustments for WRI's share of unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. We calculate FFO in a manner consistent with the NAREIT definition. We believe FFO is an appropriate supplemental measure of operating performance because it helps investors compare the operating performance of our company relative to other REITs. There can be no assurance that FFO presented by WRI is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

Funds from operations is calculated as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002

Net income available to common shareholders	$133,911	$97,880	$112,111
Depreciation and amortization	108,678	86,913	74,870
Depreciation and amortization of unconsolidated joint ventures	3,131	1,940	1,985
Gain on sale of properties	(26,403)	(6,765)	(18,614)
(Gain) loss on sale of properties of unconsolidated joint ventures	87	(508)
Funds from operations	219,404	179,460	170,352
Funds from operations attributable to operating partnership units	6,331	4,554	3,644
Funds from operations assuming conversion of OP units	$225,735	$184,014	$173,996

Weighted average shares outstanding - basic	86,171	78,800	77,866
Effect of dilutive securities:
Share options and awards	827	690	492
Operating partnership units	2,513	2,084	1,683
Weighted average shares outstanding - diluted	89,511	81,574	80,041

Effects of Inflation

The rate of inflation was relatively unchanged in 2004. WRI has structured its leases, however, in such a way as to remain largely unaffected should significant inflation occur. Most of the leases contain percentage rent provisions whereby WRI receives increased rentals based on the tenants' gross sales. Many leases provide for increasing minimum rentals during the terms of the leases through escalation provisions. In addition, many of WRI's leases are for terms of less than ten years, which allows WRI to adjust rental rates to changing market conditions when the leases expire. Most of WRI's leases also require the tenants to pay their proportionate share of operating expenses and ad valorem taxes. As a result of these lease provisions, increases due to inflation, as well as ad valorem tax rate increases, generally do not have a significant adverse effect upon WRI's operating results as they are absorbed by the tenants.

Capital Resources and Liquidity

WRI’s primary liquidity needs are payment of its common and preferred dividends, maintaining and operating our existing properties, payment of our debt service costs, and funding planned growth through acquisitions and new development. We anticipate that cash flows from operating activities will continue to provide adequate capital for all common and preferred dividend payments and debt service costs, as well as the capital necessary to maintain and operate our existing properties. Our primary source of capital for funding acquisitions and new development is our $400 million revolving credit facility coupled with cash generated from dispositions of properties that no longer meet our investment criteria and cash flow generated by our operating properties. Amounts outstanding under the revolving credit agreement are retired as needed with proceeds from the issuance of long-term unsecured debt and common and preferred equity. As of December 31, 2004 the balance outstanding on our $400 million revolving credit facility was $56.0 million.

Our capital structure also includes nonrecourse secured debt that we assume in conjunction with some of our acquisitions. We also have nonrecourse debt secured by newly developed properties held in several of our joint ventures. We hedge the future cash flows of certain debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions. We generally have the right to sell or otherwise dispose of our assets except in certain cases where we are required to obtain a third party consent, such as assets held in entities in which we have less than 100% ownership.

Investing Activities - Acquisitions
During 2004 we invested $511.2 million in the acquisition of operating properties. Of this total, $481.9 million was invested in 21 shopping centers (which includes the purchase of our partners' interest in four of our existing centers), $4.0 million was invested in two industrial projects, and an additional $25.3 million was invested in five retail properties, each through a 50%-owned unconsolidated joint venture. Nonrecourse secured debt totaling $141 million, of which $42 million was held by joint ventures or partnerships in which we participate, was assumed in conjunction with these purchases. The cash requirements for all acquisitions in 2004 were initially financed under WRI's revolving credit facilities.

Investing Activities - New Development and Capital Expenditures
With respect to new development, WRI completed 11 projects during 2004 totaling 2.3 million square feet, representing an investment of $116.4 million. As of December 31, 2004, WRI had five retail developments underway in which we invested $12.0 million during 2004 and expect to invest approximately $16 million in 2005. These projects should come on-line during 2005. All new development in 2004 was initially financed under WRI's revolving credit facilities.

Capital expenditures for additions to the existing portfolio, acquisitions, and new development totaled $584.7 million in 2004 and $507.7 million in 2003. WRI's share of capital expenditures for unconsolidated joint ventures or partnerships, including the purchase and development of properties by newly formed joint ventures or partnerships was $18.6 million in 2004 and $20.9 million in 2003.

Financing Activities - Debt
Total debt outstanding increased to $2.1 billion at December 31, 2004 from $1.8 billion at December 31, 2003, due primarily to funding of acquisitions and new development. Total debt at December 31, 2004 includes $1.9 billion on which interest rates are fixed and $218.6 million which bears interest at variable rates, including the effect of $132.5 million of interest rate swaps. Additionally, debt totaling $741.4 million was secured by operating properties while the remaining $1.4 billion was unsecured.

WRI has a $400 million unsecured revolving credit facility with a syndicate of banks that bears an interest rate of LIBOR plus 50 basis points. The facility allows WRI to hold auctions at lower pricing for up to $200 million. The facility expires in November 2006, but allows a one-year extension at our option. The facility can be increased to $600 million at our option prior to November 2005. As of December 31, 2004, WRI is in full compliance with the Amended and Restated Credit Agreement currently in place. WRI also has an unsecured and uncommitted overnight credit facility totaling $20 million to be used for cash management purposes.

During the year ended December 31, 2004, WRI issued a total of $375 million of unsecured fixed-rate medium term notes with a weighted average interest rate of 5.2%, net of the effect of related interest rate swaps, and a weighted average term of 9.3 years. Proceeds received from the medium term note issuances were used to pay down amounts outstanding under our revolving credit facilities.

During 2004 we settled various interest rate swaps entered into in 2003 to hedge interest payments on future debt. In 2004 we also entered into interest rate swaps to convert $50 million of our fixed rate debt to variable interest rates. The effect of the interest rate swap activity in 2004 and 2003 was to decrease interest expense and increase net income by $3.5 million and $2.3 million, respectively, and to decrease the average rate on our debt by .2% in both years. In 2002 interest rate swap activity increased interest expense and decreased net income by $.8 million and increased the average rate on our debt by .1%.

At December 31, 2004, we had ten interest rate swap contracts with an aggregate notional amount of $132.5 million that convert fixed rate interest payments at rates ranging from 4.2% to 7.4% to variable interest payments. WRI could be exposed to credit losses in the event of nonperformance by the counter-party; however, management believes the likelihood of such nonperformance to be remote.

In conjunction with acquisitions completed during 2004, we assumed $141 million of nonrecourse debt secured by the related properties. As of December 31, 2004, the balance of this secured debt related to wholly owned properties was $98.4 million which had a weighted average interest rate of 6.9% and a weighted average remaining life of 8.9 years. As of December 31, 2004, the balance of this secured debt related to joint venture or partnership properties in which we participate was $41.2 million which had a weighted average interest rate of 7.0% and a weighted average remaining life of 7.0 years.

Financing Activities - Equity
Common and preferred dividends increased to $152.4 million in 2004, compared to $139.3 million in 2003 and $135.2 million in 2002. WRI satisfied its REIT requirement of distributing at least 90% of ordinary taxable income for each of the three years ending December 31, 2004. Our dividend payout ratio on common equity for 2004, 2003 and 2002 approximated 66.1%, 68.8% and 67.7%, respectively, based on funds from operations for the applicable year. We do not have a common share buyback program.

In September 2004 the SEC declared effective two additional shelf registration statements totaling $1.55 billion, all of which was available as of March 7, 2005. In addition, we have $160.4 million available as of March 7, 2005 under our $1 billion shelf registration statement, which became effective in April 2003. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

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

In October 2003 we issued 1.8 million common shares of beneficial interest. Net proceeds to us totaled $50.9 million. In November 2003 we issued an additional 1.5 million common shares of beneficial interest. Net proceeds to us totaled $44.5 million. The proceeds from the above offerings were used primarily to redeem our 7.125% Series B preferred shares in December 2003.

Contractual Obligations

The following table summarizes our principal contractual obligations as of December 31, 2004 (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total

Unsecured Debt: (1)
Medium Term Notes	$52,500	$37,000	$79,000	$36,000	$32,000	$868,220	$1,104,720
7% 2011 Bonds						200,000	200,000
Revolving Credit Facilities	5,700	56,000					61,700

Secured Debt	32,117	23,669	22,112	167,499	69,079	426,968	741,444

Ground Lease Payments	1,509	1,429	1,170	1,075	1,046	27,174	33,403

Obligations to Acquire/Develop Projects	62,657						62,657

Total Contractual Obligations	$154,483	$118,098	$102,282	$204,574	$102,125	$1,522,362	$2,203,924
_________________
(1)
Total unsecured debt obligations as shown above are $1.9 million more than total unsecured debt as reported due to the unamortized discount on medium term notes and the fair value of interest rate swaps.

As of year-end 2004 and 2003, we believe we did not have any off-balance sheet arrangements.

Newly Adopted Accounting Pronouncements

In December 2003 FASB issued Interpretation No. 46R to replace Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN 46R requires a variable interest entity to be consolidated by a company if that company absorbs a majority of the variable interest entity's expected losses, receives a majority of the entity's expected residual returns, or both. It further requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. We have applied FIN 46R to our joint ventures and concluded that it did not require consolidation of additional entities.

In December 2004 the FASB issued SFAS No. 123R, “Share-Based Payment,” which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. This accounting standard focuses primarily on equity transactions with employees and will be effective in our reporting for the quarter ending September 30, 2005. Currently we record compensation expense over the vesting period on awards granted since January 1, 2003. Awards granted prior to January 1, 2003 are not recorded as compensation expense but their impact on net income is disclosed. Under SFAS No. 123R, we will record compensation expense on those awards granted prior to January 1, 2003 as they vest. We believe that the adoption of SFAS No. 123R will not have a material effect on our financial position, results of operations or cash flows.

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

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose us to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At December 31, 2004, we had fixed-rate debt of $1.9 billion and variable-rate debt of $218.6 million, after adjusting for the net effect of $132.5 million notional amount of interest rate swaps. In the event interest rates were to increase 100 basis points, net income and future cash flows would decrease $2.2 million based upon the variable-rate debt and notes receivable outstanding at December 31, 2004.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust Managers and Shareholders of Weingarten Realty Investors

We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related statements of consolidated income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weingarten Realty Investors and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP
Houston, Texas
March 11, 2005

STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002

Revenues:
Rentals	$492,036	$403,851	$350,227
Interest income	1,391	1,584	1,054
Other	8,864	7,051	5,111

Total	502,291	412,486	356,392

Expenses:
Depreciation and amortization	115,791	92,394	76,313
Interest	115,506	88,871	65,863
Operating	78,134	63,906	54,156
Ad valorem taxes	57,304	46,641	43,119
General and administrative	16,122	13,820	11,148
Loss on early redemption of preferred shares	3,566	2,739
Impairment loss	3,550

Total	389,973	308,371	250,599

Operating Income	112,318	104,115	105,793
Equity in Earnings of Joint Ventures	5,572	4,743	4,043
Income Allocated to Minority Interests	(4,928)	(2,723)	(3,553)
Gain on Sale of Properties	1,535	714	188
Income Before Discontinued Operations	114,497	106,849	106,471
Operating Income from Discontinued Operations	2,001	3,392	5,924
Gain on Sale of Properties	24,883	6,039	19,472
Income from Discontinued Operations	26,884	9,431	25,396
Net Income	$141,381	$116,280	$131,867

Preferred Share Dividends	(7,470)	(15,912)	(19,756)
Redemption Costs of Series A Preferred Shares		(2,488)
Net Income Available to Common Shareholders	$133,911	$97,880	$112,111

Net Income Per Common Share - Basic:
Income Before Discontinued Operations	$1.24	$1.12	$1.11
Discontinued Operations	.31	.12	.33
Net Income	$1.55	$1.24	$1.44

Net Income Per Common Share - Diluted:
Income Before Discontinued Operations	$1.24	$1.12	$1.11
Discontinued Operations	.30	.12	.32
Net Income	$1.54	$1.24	$1.43

Net Income	$141,381	$116,280	$131,867
Other Comprehensive Income (Loss):
Unrealized gain (loss) on derivatives	(4,038)	1,451	2,065
Amortization of (gain) loss on derivatives	236	(159)	(159)
Minimum pension liability adjustment	(590)	959	(1,572)
Other Comprehensive Income (Loss)	(4,392)	2,251	334

Comprehensive Income	$136,989	$118,531	$132,201

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2004	2003
ASSETS

Property	$3,751,607	$3,200,091
Accumulated Depreciation	(609,772)	(527,375)
Property - net	3,141,835	2,672,716
Investment in Real Estate Joint Ventures	48,382	35,085

Total	3,190,217	2,707,801

Notes Receivable from Real Estate Joint Ventures and Partnerships	16,593	36,825
Unamortized Debt and Lease Costs	91,155	73,945
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $4,205 in 2004 and $4,066 in 2003)	57,964	40,325
Cash and Cash Equivalents	45,415	20,255
Other	68,974	43,943

Total	$3,470,318	$2,923,094

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt	$2,105,948	$1,810,706
Preferred Shares Subject to Mandatory Redemption, net		109,364
Accounts Payable and Accrued Expenses	99,680	78,986
Other	94,800	52,671

Total	2,300,428	2,051,727

Minority Interest	73,930	49,804

Commitments and Contingencies

Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2004; liquidation preference $72,500	1
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 150,000; shares issued and outstanding: 89,066 in 2004 and 81,889 in 2003	2,672	2,488
Capital Surplus	1,283,270	993,657
Accumulated Dividends in Excess of Net Income	(185,243)	(174,234)
Accumulated Other Comprehensive Loss	(4,743)	(351)
Shareholders' Equity	1,095,960	821,563

Total	$3,470,318	$2,923,094

See Notes to Consolidated Financial Statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2003	2002

Cash Flows from Operating Activities:
Net income	$141,381	$116,280	$131,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,053	94,455	79,344
Loss on early redemption of preferred shares	3,566	2,739
Impairment loss	3,550
Equity in earnings of joint ventures	(5,572)	(4,743)	(4,043)
Income allocated to minority interests	4,928	2,723	3,553
Gain on sale of properties	(26,418)	(6,753)	(19,660)
Changes in accrued rent and accounts receivable	(17,926)	(5,596)	(9,016)
Changes in other assets	(35,634)	(31,579)	(16,947)
Changes in accounts payable and accrued expenses	25,329	(3,491)	2,940
Other, net	900	(490)	450
Net cash provided by operating activities	211,157	163,545	168,488

Cash Flows from Investing Activities:
Investment in properties	(411,158)	(339,287)	(214,128)
Notes receivable:
Advances	(24,920)	(22,577)	(9,663)
Collections	43,224	509	2,285
Proceeds from sale of properties	52,475	21,713	45,763
Real estate joint ventures and partnerships:
Investments	(24,906)	(3,888)	(5,355)
Distributions	9,176	5,064	5,229
Net cash used in investing activities	(356,109)	(338,466)	(175,869)

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	443,770	467,625	275,997
Common shares of beneficial interest	221,578	100,250	13,850
Preferred shares of beneficial interest	70,000	72,758
Redemption of preferred shares	(112,940)	(162,995)
Principal payments of debt	(300,144)	(170,408)	(132,189)
Common and preferred dividends paid	(152,390)	(139,317)	(135,160)
Other, net	238	(157)	(131)
Net cash provided by financing activities	170,112	167,756	22,367

Net increase (decrease) in cash and cash equivalents	25,160	(7,165)	14,986
Cash and cash equivalents at January 1	20,255	27,420	12,434

Cash and cash equivalents at December 31	$45,415	$20,255	$27,420

See Notes to Consolidated Financial Statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands)

Year Ended December 31, 2004, 2003 and 2002

	Preferred	Common		Accumulated	Accumulated
	Shares of	Shares of		Dividends in	Other
	Beneficial	Beneficial	Capital	Excess of	Comprehensive
	Interest	Interest	Surplus	Net Income	Loss

Balance, January 1, 2002	$263	$2,404	$1,066,757	$(145,416)	$(2,936)
Net income				131,867
Issuance of common shares		6	9,482
Shares issued under benefit plans		5	5,807
Dividends declared - common shares				(115,404)
Dividends declared - preferred shares				(19,756)
Other comprehensive income					334
Balance, December 31, 2002	263	2,415	1,082,046	(148,709)	(2,602)
Net income				116,280
Issuance of common shares		65	95,201
Shares issued under benefit plans		5	4,708
Shares issued in exchange for interests in limited partnerships		3	5,410
Dividends declared - common shares				(123,405)
Dividends declared - preferred shares				(15,912)
Redemption of Series A preferred shares	(90)		(72,422)	(2,488)
Issuance of Series D preferred shares	3		72,755
Effect of adoption of SFAS No. 150	(173)		(194,041)
Other comprehensive income					2,251
Balance, December 31, 2003	3	2,488	993,657	(174,234)	(351)
Net income				141,381
Issuance of Series E preferred shares	1		69,999
Issuance of common shares		168	219,256
Shares issued in exchange for interests in limited partnerships		1	852
Valuation adjustment on shares issued in exchange for interests in limited partnerships			(2,934)
Shares issued under benefit plans		15	2,440
Dividends declared - common shares				(144,920)
Dividends declared - preferred shares				(7,470)
Other comprehensive loss					(4,392)
Balance, December 31, 2004	$4	$2,672	$1,283,270	$(185,243)	$(4,743)

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

Basis of Presentation
The consolidated financial statements include the accounts of WRI and its subsidiaries, as well as 100% of the accounts of joint ventures and partnerships over which WRI exercises financial and operating control and the related amounts of minority interests. All significant intercompany balances and transactions have been eliminated. Investments in joint ventures and partnerships where WRI has the ability to exercise significant influence, but does not exercise financial and operating control, are accounted for using the equity method. WRI has determined that it is not required to consolidate any entities under the variable interest guidelines set forth in FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities."

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

Acquisitions of properties are accounted for utilizing the purchase method (as set forth in SFAS No. 141 and SFAS No. 142) and, accordingly, the results of operations are included in our results of operations from the respective dates of acquisition. We have used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property among land, buildings on an "as if vacant" basis, and other identifiable intangibles. Other identifiable intangible assets and liabilities include the effect of out-of-market leases, the value of having leases in place, out-of-market assumed mortgages and tenant relationships.

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

Stock-Based Compensation
On January 1, 2003, we adopted SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," and began recognizing stock-based employee compensation as new shares were awarded. The following table illustrates the effect on net income available to common shareholders and net income per common share if the fair value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

	Year Ended December 31,
	2004	2003	2002

Net income available to common shareholders	$133,911	$97,880	$112,111
Stock-based employee compensation included in net income available to common shareholders	193	7
Stock-based employee compensation determined under the fair value-based method for all awards	(567)	(410)	(344)

Pro forma net income available to common shareholders	$133,537	$97,477	$111,767

Net income per common share:
Basic - as reported	$1.55	$1.24	$1.44

Basic - pro forma	$1.55	$1.24	$1.44

Net income per common share:
Diluted - as reported	$1.54	$1.24	$1.43

Diluted - pro forma	$1.53	$1.23	$1.43

The weighted average fair value per share of options granted using the Black-Scholes option pricing method and weighted average assumptions are as follows:

	Year Ended December 31,
	2004	2003	2002

Fair value per share	$2.72	$1.64	$1.75
Dividend yield	6.5%	6.6%	6.0%
Expected volatility	16.3%	15.1%	16.5%
Expected life (in years)	6.9	6.8	7.4
Risk-free interest rate	4.1%	3.7%	3.6%

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make use of estimates and assumptions that affect amounts reported in the financial statements as well as certain disclosures. Actual results could differ from those estimates.

Per Share Data
Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding that have been adjusted for the three-for-two share split described in Note 7. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated, as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002

Numerator:
Net income available to common shareholders - basic	$133,911	$97,880	$112,111
Income attributable to operating partnership units	3,798	3,040	2,388
Net income available to common shareholders - diluted	$137,709	$100,920	$114,499

Denominator:
Weighted average shares outstanding - basic	86,171	78,800	77,866
Effect of dilutive securities:
Share options and awards	827	690	492
Operating partnership units	2,513	2,084	1,683
Weighted average shares outstanding - diluted	89,511	81,574	80,041

Options to purchase, in millions: .4, .5 and .6 common shares of beneficial interest in 2004, 2003 and 2002, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price for the year.

Statements of Cash Flows - Additional Data
WRI considers all highly liquid investments with original maturities of three months or less as cash equivalents. We issued common shares of beneficial interest valued at $.9 million and $4.2 million in 2004 and 2003, respectively, in exchange for interests in limited partnerships, which had been formed to acquire operating properties. In connection with purchases of property, we assumed debt totaling $141.0 million, $180.2 million and $105.1 million in 2004, 2003 and 2002, respectively, and a $15.5 million capital lease obligation in December 2004. Also, we issued operating partnership units valued at $20.8 million and $9.0 million in 2004 and 2003, respectively, in association with property acquisitions utilizing the DownREIT structure. Cash payments for interest on debt, net of amounts capitalized, of $112.9 million, $84.5 million and $63.1 million were made in 2004, 2003 and 2002, respectively. In satisfaction of obligations under mortgage bonds and notes receivable from WRI Holding, Inc. of $2.9 million, we acquired 9.7 acres of land in July 2004.

Reclassifications
Certain reclassifications of prior years' amounts have been made to conform with the current year presentation.

Note 2. Newly Adopted Accounting Pronouncements

In December 2003 the FASB issued Interpretation No. 46R to replace Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN 46R requires a variable interest entity to be consolidated by a company if that company absorbs a majority of the variable interest entity's expected losses, receives a majority of the entity's expected residual returns, or both. It further requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. We have applied FIN 46R to our joint ventures and concluded that it did not require consolidation of additional entities.

In December 2004 the FASB issued SFAS No. 123R, “Share-Based Payment,” which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. This accounting standard focuses primarily on equity transactions with employees and will be effective in our reporting for the quarter ending September 30, 2005. Currently we record compensation expense over the vesting period on awards granted since January 1, 2003. Awards granted prior to January 1, 2003 are not recorded as compensation expense but their impact on net income is disclosed. Under SFAS No. 123R, we will record compensation expense on those awards granted prior to January 1, 2003 as they vest. We believe that the adoption of SFAS No. 123R will not have a material effect on our financial position, results of operations or cash flows.

Note 3. Derivatives and Hedging

We hedge the future cash flows of certain debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions. At December 31, 2004, we had ten interest rate swap contracts with an aggregate notional amount of $132.5 million that convert fixed interest payments at rates ranging from 4.2% to 7.4% to variable interest payments. These contracts have been designated as fair value hedges. We have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates. The derivative instruments designated as fair value hedges on December 31, 2004 were reported at their fair values as Other Assets, net of accrued interest, of $2.1 million and as Other Liabilities, net of accrued interest, of $1.7 million.

Changes in the market value of fair value hedges, both in the market value of the derivative instrument and in market value of the hedged item, are recorded in earnings each reporting period. For fiscal year 2004 and 2003, these changes in fair market value offset with no impact to earnings.

During 2004 we settled various forward-starting interest rate swaps designed to hedge the cash flow of forecasted interest payments on future debt. These contracts were designated as cash flow hedges and are described in more detail below. Losses on the settlement of these cash flow hedges were recorded to Accumulated Other Comprehensive Loss and are being amortized to interest expense over the life of the hedged item.

As of December 31, 2004, the balance in Accumulated Other Comprehensive Loss relating to derivatives was $3.5 million. Within the next twelve months, we expect to amortize to interest expense approximately $0.3 million of that balance.

In December 2003 we entered into two forward-starting interest rate swaps with an aggregate notional amount of $97.0 million in anticipation of the issuance of fixed-rate medium term notes. These contracts were designated as a cash flow hedge of forecasted interest payments for $100 million of unsecured notes that were ultimately sold in February 2004. Concurrent with the sale of these notes, we settled our $97.0 million forward-starting interest rate swap contracts, resulting in a loss of $.9 million. In January 2004 we entered into four additional forward-starting interest rate swaps designated as cash flow hedges with an aggregate notional amount of $194.0 million in anticipation of the issuance of fixed-rate medium term notes. A medium term note totaling $50 million was issued in January 2004, at which time one of the four forward-starting interest rate swaps with a notional amount of $48.5 million was settled at a loss of $.7 million. An additional medium term note totaling $50 million was issued in March 2004, at which time the second of the four forward-starting interest rate swaps with a notional amount of $48.5 million was settled at a loss of $2.7 million. In the second quarter of 2004, the remaining two forward-starting interest rate swaps with an aggregate notional amount of $97 million were settled concurrent with the issuance of an additional $100 million of medium term notes at a net loss of $.7 million. Each of the losses described above was recorded to Accumulated Other Comprehensive Loss and is being amortized to interest expense over the life of the related medium term notes.

Also, in June 2004 two interest rate swaps designated as cash flow hedges and two interest rate swaps designated as fair value hedges expired.

The interest rate swaps decreased interest expense and increased net income by $3.5 million and $2.3 million in 2004 and 2003, respectively. In 2002 the interest rate swaps increased interest expense and decreased net income by $.8 million. The interest rate swaps decreased the average rate for our debt by .2% for both 2004 and 2003. In 2002 the interest rate swaps increased the average rate by ..1%. WRI could be exposed to credit losses in the event of nonperformance by the counter-party; however, management believes the likelihood of such nonperformance is remote.

Note 4. Debt

WRI's debt consists of the following (in thousands):

	December 31,
	2004	2003

Debt payable to 2030 at 4.5% to 8.9%	$1,987,828	$1,510,294
Unsecured notes payable under revolving credit agreements	61,700	259,050
Obligations under capital leases	48,998	33,458
Industrial revenue bonds payable to 2015 at 2.0% to 3.9%	7,422	7,904

Total	$2,105,948	$1,810,706

The grouping of WRI's total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	December 31,
	2004	2003

As to interest rate (including the effects of interest rate swaps):
Fixed-rate debt	$1,887,342	$1,458,792
Variable-rate debt	218,606	351,914

Total	$2,105,948	$1,810,706

As to collateralization:
Unsecured debt	$1,364,504	$1,216,998
Secured debt	741,444	593,708

Total	$2,105,948	$1,810,706

WRI has a $400 million unsecured revolving credit facility that expires in November 2006, but which allows a one-year extension solely at our option. The facility can be increased by $600 million at our option prior to November 2005. We also have an agreement for an unsecured and uncommitted overnight credit facility totaling $20 million with a bank to be used for cash management purposes. At December 31, 2004, the balance outstanding under the $400 million revolving credit facility was $56.0 million and under the $20 million credit facility was $5.7 million. WRI had letters of credit totaling $14.9 million outstanding under the $400 million revolving credit facility at December 31, 2004. The revolving credit agreements are subject to normal banking terms and conditions and do not adversely restrict our operations or liquidity.

At December 31, 2004, the variable interest rate for notes payable under the $400 million revolving credit agreement was 2.6%. During 2004 the maximum balance and weighted average balance outstanding under both the $400 million and the $20 million revolving credit facilities were $293.1 million and $123.8 million, respectively, at a weighted average interest rate of 2.2%.

During the year ended December 31, 2004, WRI issued a total of $375 million of unsecured fixed-rate medium term notes with a weighted average rate of 5.2%, net of the effect of related interest rate swaps, and a weighted average term of 9.3 years. Proceeds received were used to pay down amounts outstanding under our revolving credit facilities.

In conjunction with acquisitions completed during 2004, we assumed $141 million of nonrecourse debt secured by the related properties. As of December 31, 2004, the balance of this secured debt related to wholly owned properties was $98.4 million which had a weighted average interest rate of 6.9% and a weighted average remaining life of 8.9 years. As of December 31, 2004, the balance of this secured debt related to joint venture or partnership properties in which we participate was $41.2 million which had a weighted average interest rate of 7.0% and a weighted average remaining life of 7.0 years. The cash requirements for all acquisitions in 2004 were initially financed under WRI's revolving credit facilities.

Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At December 31, 2004 and 2003, the carrying value of such property aggregated $1.3 billion and $933.5 million, respectively.

Scheduled principal payments on our debt (excluding $61.7 million due under our revolving credit agreements, $34.2 million of capital leases and $0.4 million market value of rate swaps) are due during the following years (in thousands):

2005	$84,617
2006	60,669
2007	101,112
2008	203,499
2009	101,079
2010	112,379
2011	306,738
2012	292,138
2013	275,883
2014	323,534
2015	99,606
Thereafter	48,373

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

Note 5. Preferred Shares Subject to Mandatory Redemption

Our 7.0% Series C Cumulative Redeemable Preferred Shares fell within the scope of SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," since they were mandatorily redeemable and redemption was through transfer of cash or a variable number of our common shares. Preferred Shares Subject to Mandatory Redemption reported as a liability at December 31, 2003 of $109.4 million represented the redemption value, net of unamortized issuance costs totaling $3.6 million, of the Series C Preferred Shares. These shares were redeemed on April 1, 2004 resulting in the recognition of a $3.6 million loss on early redemption of preferred shares.

Our remaining preferred equity issuances do not fall within the scope of SFAS No. 150. As a result, there were no preferred shares subject to mandatory redemption as of December 31, 2004.

Note 6. Preferred Shares

In July 2004 we issued $72.5 million of depositary shares with each share representing one-hundredth of a Series E Cumulative Redeemable Preferred Share. The depositary shares are redeemable, in whole or in part, for cash on or after July 8, 2009 at our option, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon. The depositary shares are not convertible or exchangeable for any of our other property or securities. The Series E preferred shares pay a 6.95% annual dividend and have a liquidation value of $2,500 per share. Net proceeds of $70.2 million were utilized to pay down amounts outstanding under our $400 million revolving credit facility.

In April 2003 $75 million of depositary shares were issued with each share representing one-thirtieth of a Series D Cumulative Redeemable Preferred Share. The depositary shares are redeemable, in whole or in part, for cash on or after April 30, 2008 at the option of WRI, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon. The depositary shares are not convertible or exchangeable for any other property or securities of WRI. The Series D preferred shares pay a 6.75% annual dividend and have a liquidation value of $750 per share. Net proceeds of $73.0 million were used to redeem the 7.44% Series A Cumulative Redeemable Preferred Shares.

Note 7. Common Shares

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

In March 2004 we issued 3.6 million common shares of beneficial interest. Net proceeds to us totaled $118.0 million. The proceeds from this offering were used primarily to redeem our 7.0% Series C Cumulative Redeemable Preferred Shares on April 1, 2004. In August 2004 we issued an additional 3.2 million common shares of beneficial interest. Net proceeds to us totaled $101.9 million. The proceeds from this offering were used to pay down amounts outstanding under our $400 million revolving credit facility.

In October 2003 we issued 1.8 million common shares of beneficial interest. Net proceeds to WRI totaled $50.9 million. In November 2003 we issued an additional 1.5 million common shares of beneficial interest. Net proceeds to WRI totaled $44.5 million. The proceeds from the above offerings were used primarily to redeem our 7.125% Series B Cumulative Redeemable Preferred Shares.

Note 8. Property

WRI's property consisted of the following (in thousands):

	December 31,
	2004	2003

Land	$711,092	$603,972
Land held for development	20,696	21,112
Land under development	18,712	22,459
Buildings and improvements	2,930,845	2,483,414
Construction in-progress	65,551	69,134
Property held for sale	4,711

Total	$3,751,607	$3,200,091

The following carrying charges were capitalized (in thousands):

	Year Ended December 31,
	2004	2003	2002

Interest	$4,992	$6,361	$9,642
Ad valorem taxes	653	945	974

Total	$5,645	$7,306	$10,616

Acquisitions of properties are accounted for utilizing the purchase method (as set forth in SFAS No. 141 and SFAS No. 142) and, accordingly, the results of operations are included in our results of operations from the respective dates of acquisition. We have used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property among land, buildings on an "as if vacant" basis, and other identifiable intangibles. Other identifiable intangible assets and liabilities associated with our property acquisitions were as follows (in thousands):

	December 31,
	2004	2003

Above-market leases	$9,230	$5,204
Below-market leases	(7,733)	(4,887)
Out-of-market assumed mortgages	(32,894)	(24,420)
Lease origination costs	25,764	12,393

These identifiable intangible assets and liabilities are amortized over the terms of the acquired leases or the remaining lives of the mortgages. The above-market leases are included in Other Assets, the below-market leases and out-of-market assumed mortgages are included in Other Liabilities and Unamortized Debt and Lease Costs include the lease origination costs. The amortization expense of above-market leases, which is recorded in Revenues-Rentals, was $1.2 million and $.3 million in 2004 and 2003, respectively. The estimated amortization of this intangible asset for each of the next five years is $1.5 million in 2005, $1.4 million in 2006, $1.3 million in 2007, $1.1 million in 2008 and $1.0 million in 2009. The amortization expense of lease origination costs, which is recorded in Depreciation and Amortization, was $4.3 million and $.9 million in 2004 and 2003, respectively. The estimated amortization of this intangible asset for each of the next five years is $4.0 million in 2005, $4.4 million in 2006, $3.7 million in 2007, $2.8 million in 2008 and $2.3 million in 2009.

During 2004 we invested $511.2 million in the acquisition of operating properties. Of this total, $481.9 million was invested in 21 shopping centers (which includes the purchase of our partners' interest in four of our existing centers), $4.0 million was invested in two industrial projects, and an additional $25.3 million was invested in five retail properties, each through a 50%-owned unconsolidated joint venture. These combined acquisitions added 3.6 million square feet to our portfolio.

In 2004 WRI acquired land, either directly or through its interests in joint ventures, at three separate locations for the development of three retail shopping centers. During 2004 we invested $39.8 million in new developments.

Impairment loss of $3.6 million relates to a parcel of land held for development in Houston, Texas, which was sold in December 2004, and one retail property in Houston and one retail property in Port Arthur, Texas. The estimated holding period and the estimated future cash flows to be generated from these assets were revised which resulted in the impairment losses.

Note 9. Discontinued Operations

In 2004 we sold three retail and two industrial properties located in College Station (1) and Houston (4), Texas. Also, a free-standing building in Oklahoma City was sold. In 2003, we sold five retail properties located in San Antonio (1), McKinney (1), Nacogdoches (1) and Houston (2), Texas. Also, in 2003 a warehouse building in Memphis, Tennessee and a retail building in Houston, Texas were sold. The operating results and the gain on sale of these properties have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Included in the Consolidated Balance Sheet at December 31, 2003 was $23.7 million of Property and $13.8 million of Accumulated Depreciation associated with the 2004 dispositions.

Subsequent to year-end, two retail properties located in Houston, Texas were sold that were classified as held for sale at December 31, 2004. The operating results have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income, and $4.7 million was included as property held for sale in the Consolidated Balance Sheet at December 31, 2004.

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

WRI owns interests in several joint ventures and partnerships. Notes receivable from these entities bear interest ranging from 4.1% to 10% at December 31, 2004, are due at various dates through 2028 and are generally secured by real estate assets. WRI recognized interest income on these notes as follows, in millions: $.8 in 2004; $.5 in 2003 and $.3 in 2002.

Note 11. Investment in Real Estate Joint Ventures

WRI owns interests in joint ventures where we do not exercise financial and operating control. These ventures are accounted for under the equity method since WRI exercises significant influence. Our interests in these joint ventures and limited partnerships range from 20% to 75% and, with the exception of one partnership which owns seven industrial properties, each venture owns a single real estate asset. Combined condensed financial information of these ventures (at 100%) is summarized as follows (in thousands):

	December 31,
	2004	2003

Combined Balance Sheets

Property	$248,397	$229,285
Accumulated depreciation	(25,746)	(26,845)
Property - net	222,651	202,440

Other assets	25,723	15,088

Total	$248,374	$217,528

Debt	$116,847	$92,839
Amounts payable to WRI	17,469	35,062
Other liabilities	8,189	4,729
Accumulated equity	105,869	84,898

Total	$248,374	$217,528

	Year Ended December 31,
	2004	2003	2002

Combined Statements of Income

Revenues	$32,117	$24,572	$25,094

Expenses:
Interest	6,819	6,212	6,311
Depreciation and amortization	7,445	4,730	4,902
Operating	5,041	3,586	3,430
Ad valorem taxes	3,645	3,238	3,220
General and administrative	395	81	44

Total	23,345	17,847	17,907

Gain (loss) on sale of properties	(182)	1,016
Net income	$8,590	$7,741	$7,187

Our investment in real estate joint ventures, as reported on the balance sheets, differs from our proportionate share of the joint ventures' underlying net assets due to basis differentials, which arose upon the transfer of assets from WRI to the joint ventures. This basis differential, which totaled $5.0 and $4.8 million at December 31, 2004 and 2003, respectively, is generally depreciated over the useful lives of the related assets.

Fees earned by WRI for the management of these joint ventures totaled, in millions, $.6 in 2004 and 2003 and $.5 in 2002.

In April 2004 we acquired our joint venture partners' interest in four of our existing shopping centers, of which three are located in Texas and one in New Mexico. Also, in April 2004 we acquired an interest in three retail properties located in McAllen, Texas each through a 50%-owned unconsolidated joint venture. In June 2004 a 50%-owned unconsolidated joint venture acquired an interest in a retail property located in Fenton, Missouri (a suburb of St. Louis). In July 2004 a 25%-owned limited liability company commenced construction on Heritage Station, a 69,000 square foot shopping center in Wake Forest, North Carolina. In August 2004 a 41%-owned limited liability company commenced construction on Glenwood Meadows, a 402,000 square foot shopping center in Glenwood Springs, Colorado. In November 2004 a 50%-owned unconsolidated joint venture acquired an interest in a 15,000 square foot building located in McAllen, Texas.

In April 2003 a 38%-owned limited partnership commenced construction on a 116,000 square foot center in Denver, Colorado. In July 2003 a 20%-owned limited partnership commenced construction on a 300,000 square foot state-of-the-art distribution warehouse, which is located in Houston, Texas. In August 2003 a 50%-owned joint venture sold a shopping center in Lake Charles, Louisiana resulting in a gain of $1.0 million. In October 2003 a 40%-owned joint venture acquired a shopping center in Highlands Ranch, Colorado.

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

Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of interest, ad valorem taxes, depreciation, rental revenue and pension expense. As a result of these differences, the book value of our net fixed assets exceeds the tax basis by $64.2 million at December 31, 2004.

For federal income tax purposes, the cash dividends distributed to common shareholders are characterized as follows:

	2004	2003	2002

Ordinary income	84.0%	91.0%	97.1%
Return of capital (generally nontaxable)	7.1	8.7
Capital gain distributions	8.9	0.3	2.9

Total	100.0%	100.0%	100.0%

WRI has two taxable REIT subsidiaries that are subject to federal, state, and local income tax. A minimal provision for federal income taxes was made in 2004; no provision was required in 2003 or 2002. Only minimal state income taxes were paid in these periods.

Note 13. Leasing Operations

WRI's lease terms range from less than one year for smaller tenant spaces to over twenty-five years for larger tenant spaces. In addition to minimum lease payments, most of the leases provide for contingent rentals (payments for taxes, maintenance and insurance by lessees and an amount based on a percentage of the tenants' sales). Future minimum rental income from noncancelable tenant leases at December 31, 2004, in millions, is: $393.9 in 2005; $343.5 in 2006; $286.9 in 2007; $234.7 in 2008; $187.7 in 2009 and $817.3 thereafter. The future minimum rental amounts do not include estimates for contingent rentals. Such contingent rentals, in millions, aggregated $101.3 in 2004; $82.1 in 2003 and $72.5 in 2002.

Note 14. Commitments and Contingencies

On certain properties, WRI leases from the landowners and then subleases these properties to other parties. Future minimum rental payments under these operating leases, in millions, are: $1.5 in 2005; $1.4 in 2006; $1.2 in 2007; $1.1 in 2008; $1.0 in 2009; and $27.2 thereafter. Future minimum rental payments on these leases have not been reduced by future minimum sublease rentals aggregating $20.5 million through 2044 that are due under various noncancelable subleases. Rental expense (including insignificant amounts for contingent rentals) for operating leases was, in millions: $2.7 in 2004; $2.8 in 2003 and $2.7 in 2002. Sublease rental revenue (excluding amounts for improvements constructed by WRI on the leased land) from these leased properties was as follows, in millions: $3.5 in 2004; $3.2 in 2003 and $3.0 in 2002.

Property under capital leases, consisting of five shopping centers, aggregated $41.5 million and $29.1 million at December 31, 2004 and 2003, respectively, and is included in buildings and improvements. Amortization of property under capital leases is included in depreciation and amortization expense. Future minimum lease payments under these capital leases total $75.3 million, with annual payments due, in millions, of $17.6 million in 2005; $2.0 in each of 2006 and 2007; $2.1 in each of 2008 and 2009; and $49.5 thereafter. The amount of these total payments representing interest is $26.3 million. Accordingly, the present value of the net minimum lease payments was $49.0 million at December 31, 2004.

WRI participates in eight ventures that use the DownREIT structure that have properties in Arkansas, California, Georgia, North Carolina, Texas and Utah. WRI, as general partner, exercises operating and financial control of the ventures and consolidates their operations in the accompanying consolidated financial statements. These ventures allow the outside limited partners to put their interest to the partnership for WRI common shares of beneficial interest or an equivalent amount in cash. WRI may acquire any limited partnership interests that are put to the partnership and has the option to settle the put in cash or a fixed number of WRI common shares. In 2004 WRI issued common shares of beneficial interest valued at $.9 million in exchange for certain of these limited partnership interests.

WRI expects to invest approximately $16 million in 2005 to complete construction of five properties under various stages of development.

WRI is involved in various matters of litigation arising in the normal course of business. While WRI is unable to predict with certainty the amounts involved, WRI's management and counsel are of the opinion that, when such litigation is resolved, WRI's resulting liability, if any, will not have a material effect on WRI's consolidated financial statements.

Note 15. Bankruptcy Remote Properties

We had 52 properties, having a net book value of approximately $940.3 million at December 31, 2004 (collectively the "Bankruptcy Remote Properties," and each a "Bankruptcy Remote Property"), which were wholly owned by various "Bankruptcy Remote Entities." Each Bankruptcy Remote Entity was either a direct or an indirect subsidiary of us. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, were owned by that Bankruptcy Remote Entity alone and were not available to satisfy claims that any creditor may have against us, our affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay our creditors, any of its affiliates, or any other person or entity. Neither we nor any of our affiliates have agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any other Bankruptcy Remote Entity.

The accounts of the Bankruptcy Remote Entities are included in our consolidated financial statements because we exercise financial and operating control over each of these entities.

Note 16. Fair Value of Financial Instruments

The fair value of WRI's financial instruments was determined using available market information and appropriate valuation methodologies as of December 31, 2004. Unless otherwise described below, all other financial instruments are carried at amounts which approximate their fair values.

Based on rates currently available to WRI for debt with similar terms and average maturities, fixed-rate debt with carrying values of $1.9 billion and $1.5 billion have fair values of approximately $2.0 billion and $1.6 billion at December 31, 2004 and 2003, respectively. The fair value of WRI's variable-rate debt approximates its carrying values of $218.6 million and $351.9 million at year-end 2004 and 2003, respectively.

Note 17. Share Options and Awards

In 1988 WRI adopted its Share Option Plan that provided for the issuance of options and share awards up to a maximum of 1.6 million common shares. This plan expired in December 1997 but some awards made pursuant to it remain outstanding as of December 31, 2004. In 1992 WRI adopted its Employee Share Option Plan that grants 100 share options to every employee of WRI, excluding officers, upon completion of each five-year interval of service. This plan expires in 2012 and provides options for a maximum of 225,000 common shares. Options granted under this plan are exercisable immediately. For both of these plans options are granted to employees of WRI at an exercise price equal to the quoted fair market value of the common shares on the date the options are granted and expire upon termination of employment or ten years from the date of grant.

In 1993 WRI adopted its Incentive Share Option Plan that provided for the issuance of up to 3.9 million common shares, either in the form of restricted shares or share options. This plan expired in 2002 but some awards made pursuant to it remain outstanding as of December 31, 2004. The share options granted to nonofficers vest over a three-year period beginning after the grant date, and for officers vest over a seven-year period beginning two years after the grant date. Restricted shares under this plan have multiple vesting periods. Prior to 2000, restricted shares generally vested over a ten-year period. Effective in 2000, the vesting period became five years. In addition, the vesting period for these restricted shares can be accelerated based on appreciation in the market share price. In 2004 and 2003, the vesting of certain restricted shares was accelerated due to appreciation in the market price for WRI shares, resulting in additional compensation expense of $.3 million and $.7 million in 2004 and 2003, respectively. Since restricted shares are issued at no cost to the employee, compensation expense, excluding the effect of accelerated vesting, was as follows, in millions: $.1 in 2004, $.5 in 2003 and $.7 in 2002.

In 2001 WRI adopted its Long-term Incentive Plan for the issuance of options and share awards up to a maximum of 2.3 million common shares. This plan expires in 2011. In December 2004 and 2003, .4 million and .5 million share options were granted. The share options granted to nonofficers vest over a three-year period beginning after the grant date and, for officers, over a five-year period after the grant date. Compensation expense related to restricted shares granted to officers and trust managers totaled $.5 million in 2004 for this plan.

Following is a summary of the option activity for the three years ended December 31, 2004:

	Shares	Weighted
	Under	Average
	Option	Exercise Price

Outstanding, January 1, 2002	3,082,719	$18.58
Granted	592,176	24.39
Canceled	(49,974)	19.89
Exercised	(564,683)	16.79
Outstanding, December 31, 2002	3,060,238	19.99
Granted	499,083	30.01
Canceled	(7,800)	22.28
Exercised	(458,985)	17.38
Outstanding, December 31, 2003	3,092,536	22.01
Granted	380,071	39.69
Canceled	(13,000)	23.40
Exercised	(447,817)	18.42
Outstanding, December 31, 2004	3,011,790	$24.77

The number of share options exercisable at December 31, 2004, 2003 and 2002 was, in millions: 1.1, 1.0, and 1.2, respectively. The weighted average fair value per share of options granted during 2004, 2003 and 2002 was $2.72, $1.64, and $1.75, respectively. There were 1.4 million common shares available for the future grant of options or awards at December 31, 2004.

The following table summarizes information about share options outstanding and exercisable at December 31, 2004:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Number	Life	Price	Number	Price

$16.89 - $24.58	2,150,390	6.00 years	$20.95	945,934	$19.10

$24.59 - $30.09	484,681	9.00 years	$30.09	111,873	$30.09

$30.10 - $39.75	376,719	9.92 years	$39.75

Total	3,011,790	6.97 years	$24.77	1,057,807	$20.71

Note 18. Employee Benefit Plans

WRI has a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the Internal Revenue Service. Employee contributions are matched by WRI at the rate of $.50 per $1.00 for the first 6% of the employee's salary. The employees vest in the employer contributions ratably over a six-year period. Compensation expense related to the plan was $.6 million in 2004 and $.5 million in both 2003 and 2002.

WRI also has an Employee Share Purchase Plan under which .6 million of WRI common shares have been authorized. These shares, as well as common shares purchased by WRI on the open market, are made available for sale to employees at a discount of 15%. Shares purchased by the employee under the plan are restricted from being sold for two years from the date of purchase or until termination of employment with WRI. A total of 20,671, 19,220, and 23,033 shares were purchased by employees at an average price of $28.27, $23.54, and $20.08 during 2004, 2003 and 2002, respectively.

In December 2003 FASB issued SFAS No. 132R, "Employers' Disclosures about Pensions and Other Postretirements Benefits." SFAS No. 132R revises employers' disclosures about pension plans and other postretirement benefit plans to include disclosures of the amount of net periodic benefit cost and the total amount of employers' contributions made.

Effective April 1, 2002, WRI converted a noncontributory pension plan to a noncontributory cash balance retirement plan ("Retirement Plan") under which each participant received an actuarially determined opening balance. Annual additions to each participant's account include a service credit ranging from 3-5% of compensation, depending on years of service, and an interest credit based on the ten-year US Treasury Bill rate. Vesting generally occurs after five years of service. Certain participants were grandfathered under the prior pension plan formula. In addition to the plan described above, effective September 1, 2002, we established a separate and independent nonqualified supplemental retirement plan ("SRP") for officers of WRI, the assets of which are held in a grantor trust. This unfunded plan provides benefits in excess of the statutory limits of WRI's noncontributory cash balance retirement plan. Reconciliation of the benefit obligation, plan assets at fair value, funded status of both plans and net amount recognized are as follows (in thousands):

	2004	2003

Benefit obligation at beginning of year	$23,216	$19,768
Service cost	2,004	1,729
Interest cost	1,756	1,448
Actuarial loss	730	704
Benefit payments	(499)	(433)
Benefit obligation at end of year	$27,207	$23,216

Fair value of plan assets at beginning of year	$11,389	$9,183
Actual return on plan assets	1,279	2,089
Employer contributions	850	550
Benefit payments	(499)	(433)
Fair value of plan assets at end of year	$13,019	$11,389

Funded status	$(14,188)	$(11,827)
Unrecognized actuarial loss	3,048	2,680
Unrecognized prior service cost	(1,023)	(1,151)
Pension liability	$(12,163)	$(10,298)

Amounts recognized in the Consolidated Balance Sheets:
Accrued benefit liability	$(13,366)	$(10,911)
Accumulated other comprehensive loss	1,203	613
Net amount recognized	$(12,163)	$(10,298)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were as follows (in thousands): $27,207, $26,386, and $13,019, respectively, as of December 31, 2004, and $23,216, $22,301, and $11,389, respectively, as of December 31, 2003.

The components of net periodic benefit cost for both plans are as follows (in thousands):

	2004	2003	2002

Service cost	$2,004	$1,729	$384
Interest cost	1,756	1,448	807
Expected return on plan assets	(1,028)	(807)	(961)
Prior service cost	(128)	(128)	(128)
Recognized loss	110	224

Total	$2,714	$2,466	$102

The assumptions used to develop periodic expense for both plans are shown below:

	2004	2003	2002

Discount rate	6.25%	6.50%	7.50%
Salary scale increases - Retirement Plan	4.00%	4.00%	5.00%
Salary scale increases - SRP	5.00%	5.00%	5.00%
Long-term rate of return on assets	8.75%	8.75%	9.00%

The selection of the discount rate follows the guidance provided in SFAS No. 87, "Employers' Accounting for Pensions." The selection of the discount rate is made annually after comparison to yields based on high quality fixed-income investments. The salary scale is the composite rate which reflects anticipated inflation, merit increases, and promotions for the group of covered participants. The long-term rate of return is a composite rate for the trust. It is derived as the sum of the percentages invested in each principal asset class included in the portfolio multiplied by their respective expected rates of return. WRI considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This analysis resulted in the selection of 8.75% as the long-term rate of return assumption for 2004.

The assumptions used to develop the actuarial present value of the benefit obligations for both plans are shown below:

	2004	2003	2002

Discount rate	6.00%	6.25%	6.50%
Salary scale increases - Retirement Plan	4.00%	4.00%	4.00%
Salary scale increases - SRP	5.00%	5.00%	5.00%

The minimum contribution expected to be paid for both plans by WRI during 2005 is approximately $1.8 million. The expected benefit payments for the next ten years for both plans are as follows, in millions: $.5 in 2005; $5.2 in 2006; $.7 in each of 2007, 2008 and 2009; and $5.5 thereafter.

The measurement dates of both plans were December 31, 2004 and December 31, 2003. The participant data used in determining the liabilities and costs was collected as of January 1, 2004.

The fair value of the major categories of plan assets as provided by the plan trustee was as follows (in thousands):

	As of December 31, 2004

Cash and short-term investments	$376	3%
Mutual funds - equity	9,463	73
Mutual funds - fixed income	3,180	24

Total	$13,019	100%

WRI's investment policy and strategy for plan assets require that plan assets be allocated based on a "Broad Market Diversification" model. Approximately 70% of plan assets are allocated to equity investments and 30% to fixed income investments. On a semi-annual basis, the plan assets are rebalanced to maintain this asset allocation. Selected investment funds are monitored as reasonably necessary to permit the WRI Investment Committee to evaluate any material changes to the investment fund's performance.

WRI also has a deferred compensation plan for eligible employees allowing them to defer portions of their current compensation. Amounts deferred are reported as compensation expense in the year service is rendered. The amounts are deposited in a grantor trust and invested based on the employee’s investment selections from a mix of assets similar to the noncontributory cash balance retirement plan.

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

The shopping center segment is engaged in the acquisition, development and management of real estate, primarily anchored neighborhood and community shopping centers located in Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Maine, Mississippi, Missouri, Nevada, New Mexico, North Carolina, Oklahoma, Tennessee, Texas and Utah. The customer base includes supermarkets, discount retailers, drugstores and other retailers who generally sell basic necessity-type commodities. The industrial segment is engaged in the acquisition, development and management of bulk warehouses and office/service centers. Its properties are located in California, Florida, Georgia, Nevada, Tennessee and Texas, and the customer base is diverse. Included in "Other" are corporate-related items, insignificant operations and costs that are not allocated to the reportable segments.

Information concerning WRI's reportable segments is as follows (in thousands):

	Shopping
	Center	Industrial	Other	Total

2004
Revenues	$453,323	$46,564	$2,404	$502,291
Net operating income	332,304	33,065	1,484	366,853
Equity in earnings of joint ventures	5,629	96	(153)	5,572
Investment in real estate joint ventures	46,861	539	982	48,382
Total assets	2,897,772	288,480	284,066	3,470,318
Capital expenditures	579,912	12,089	2,793	594,794

2003
Revenues	$369,072	$41,193	$2,221	$412,486
Net operating income	270,927	29,515	1,497	301,939
Equity in earnings of joint ventures	4,704	118	(79)	4,743
Investment in real estate joint ventures	34,796		289	35,085
Total assets	2,397,273	295,611	230,210	2,923,094
Capital expenditures	429,666	105,773	1,914	537,353

2002
Revenues	$319,645	$34,742	$2,005	$356,392
Net operating income	233,936	23,684	1,497	259,117
Equity in earnings of joint ventures	3,779	314	(50)	4,043
Investment in real estate joint ventures	30,812		269	31,081
Total assets	2,075,764	212,189	135,288	2,423,241
Capital expenditures	374,864	6,395	7,752	389,011

Net operating income reconciles to income before discontinued operations as shown on the Statements of Consolidated Income and Comprehensive Income as follows (in thousands):

	2004	2003	2002

Total segment net operating income	$366,853	$301,939	$259,117
Less:
Depreciation and amortization	115,791	92,394	76,313
Interest	115,506	88,871	65,863
General and administrative	16,122	13,820	11,148
Loss on early redemption of preferred shares	3,566	2,739
Impairment loss	3,550
Income allocated to minority interests	4,928	2,723	3,553
Equity in earnings of joint ventures	(5,572)	(4,743)	(4,043)
Gain on sale of properties	(1,535)	(714)	(188)
Income before discontinued operations	$114,497	$106,849	$106,471

Note 20. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows (in thousands, except per share amounts that reflect the three-for-two share split in March 2004):

	First	Second		Third		Fourth

2004:
Revenues	$116,235	$122,779		$129,065		$134,212
Net income available to common shareholders	27,143	35,917	(1)	28,810		42,041	(2)
Net income per common share - basic	0.33	0.42	(1)	0.33		0.47	(2)
Net income per common share - diluted	0.32	0.42	(1)	0.33		0.46	(2)

2003:
Revenues	$95,960	$101,106		$105,475		$109,945
Net income available to common shareholders	24,969	21,060	(3)	28,381	(2)	23,470	(3)
Net income per common share - basic	0.32	0.27	(3)	0.36	(2)	0.29	(3)
Net income per common share - diluted	0.32	0.27	(3)	0.36	(2)	0.29	(3)

(1)	The change was primarily the result of gains on the sale of properties, offset by the noncash charges for the redemption of preferred shares and the impairment loss during the quarter.
(2)	The change was primarily the result of gains on the sale of properties during the quarter.
(3)	The change was primarily the result of noncash charges for the redemption of preferred shares during the quarter.

****

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

ITEM 9A. Controls and Procedures

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Weingarten Realty Investors and subsidiaries ("WRI") maintain a system of internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, which is a process designed under the supervision of the WRI's principal executive officer and principal financial officer and effected by WRI's board of trust managers, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

WRI's internal control over financial reporting includes those policies and procedures that:

▪	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of WRI's assets;

▪
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of WRI are being made only in accordance with authorizations of management and trust managers of WRI; and

▪	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of WRI's assets that could have a material effect on the financial statements.

WRI's management has responsibility for establishing and maintaining adequate internal control over financial reporting for WRI. Management, with the participation of WRI's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WRI's internal control over financial reporting as of December 31, 2004 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on their evaluation of WRI's internal control over financial reporting, WRI's management along with the Chief Executive and Chief Financial Officers believe that the WRI's internal control over financial reporting is effective as of December 31, 2004. Deloitte & Touche LLP, WRI's independent registered public accounting firm that audited the financial statements and financial statement schedules included in this Form 10-K, has issued an attestation report on management's assessment of WRI's internal control over financial reporting.

March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust Managers and Shareholders of Weingarten Realty Investors

We have audited management’s assessment, included in the accompanying Management's Report on Internal Conrol Over Financial Reporting, that Weingarten Realty Investors and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors (or trust managers), management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors (or trust managers) of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2004 of the Company and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules.

DELOITTE & TOUCHE LLP
Houston, Texas
March 11, 2005

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Trust Managers and Executive Officers of the Registrant

Information with respect to WRI's Trust Managers and executive officers is incorporated herein by reference to the "Election of Trust Managers" and "Executive Officers" sections of WRI's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2005.

Code of Ethics

We have adopted a code of business and ethics for trust managers, officers and employees, known as the Code of Conduct and Ethics. The Code of Conduct and Ethics is available on our website at www.weingarten.com. Shareholders may request a free copy of the Code of Conduct and Ethics from:

Weingarten Realty Investors
Attention: Investor Relations
2600 Citadel Plaza Drive, Suite 300
Houston, Texas 77008
(713) 866-6000
www.weingarten.com

We have also adopted a Code of Conduct for Financial Managers setting forth a code of ethics applicable to our principal executive officer, principal financial officer and financial managers, which is available on our website at www.weingarten.com. Shareholders may request a free copy of the Code of Conduct for Financial Managers from the address and phone number set forth above.

Governance Guidelines

We have adopted Trust Managers Governance Guidelines, which are available on our website at www.weingarten.com. Shareholders may request a free copy of the Trust Managers Governance Guidelines from the address and phone number set forth above under "--Code of Ethics."

ITEM 11. Executive Compensation

Incorporated herein by reference to the "Executive Compensation" section of WRI's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2005.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the "Share Ownership of Certain Beneficial Owners" section of WRI's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2005.

The following table summarizes the equity compensation plans under which WRI's common shares may be issued as of December 31, 2004:

	Number of shares to	Weighted average
	be issued upon exercise	exercise price of	Number of shares
	of outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance

Equity compensation plans approved by shareholders	3,011,790	$24.77	1,443,942

Equity compensation plans not approved by shareholders	―	―	―

Total	3,011,790	$24.77	1,443,942

ITEM 13. Certain Relationships and Related Transactions

Incorporated herein by reference to the "Compensation Committee Interlocks and Insider Participation" section of WRI's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2005.

ITEM 14. Principal Accountant Fees and Services

Incorporated herein by reference to the "Principal Accounting Firm Fees" within Proposal Two of WRI's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2005.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)		Financial Statements and Financial Statement Schedules:			Page

	(1)	(A)	Independent Registered Public Accounting Firm's Report		32
		(B)	Financial Statements
			(i)	Statements of Consolidated Income and Comprehensive Income for
				the year ended December 31, 2004, 2003 and 2002	33
			(ii)	Consolidated Balance Sheets as of December 31, 2004 and 2003	34
			(iii)	Statements of Consolidated Cash Flows for the year
				ended December 31, 2004, 2003 and 2002	35
			(iv)	Statements of Consolidated Shareholders' Equity for the year ended
				December 31, 2004, 2003 and 2002	36
			(v)	Notes to Consolidated Financial Statements	37

	(2)	Financial Statement Schedules:

		Schedule

			II	Valuation and Qualifying Accounts	64
			III	Real Estate and Accumulated Depreciation	65
			IV	Mortgage Loans on Real Estate	67

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes hereto.

(b)		Exhibits:

3.1	—	Restated Declaration of Trust (filed as Exhibit 3.1 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.2	—	Amendment of the Restated Declaration of Trust (filed as Exhibit 3.2 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.3	—	Second Amendment of the Restated Declaration of Trust (filed as Exhibit 3.3 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.4	—	Third Amendment of the Restated Declaration of Trust (filed as Exhibit 3.4 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.5	—
Fourth Amendment of the Restated Declaration of Trust dated April 28, 1999 (filed as Exhibit 3.5 to WRI's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

3.6	—
Fifth Amendment of the Restated Declaration of Trust dated April 20, 2001 (filed as Exhibit 3.6 to WRI's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

3.7	—	Amended and Restated Bylaws of WRI (filed as Exhibit 99.2 to WRI's Registration Statement on Form 8-A dated February 23, 1998 and incorporated herein by reference).
4.1	—
Subordinated Indenture dated as of May 1, 1995 between WRI and Chase Bank of Texas, National Association (formerly, Texas Commerce Bank National Association) (filed as Exhibit 4(a) to WRI's Registration Statement on Form S-3 (No. 33-57659) and incorporated herein by reference).

4.2	—
Subordinated Indenture dated as of May 1, 1995 between WRI and Chase Bank of Texas, National Association (formerly, Texas Commerce Bank National Association) (filed as Exhibit 4(b) to WRI's Registration Statement on Form S-3 (No. 33-57659) and incorporated herein by reference).

4.3	—	Form of Fixed Rate Senior Medium Term Note (filed as Exhibit 4.19 to WRI's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.4	—	Form of Floating Rate Senior Medium Term Note (filed as Exhibit 4.20 to WRI's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.5	—	Form of Fixed Rate Subordinated Medium Term Note (filed as Exhibit 4.21 to WRI's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.6	—	Form of Floating Rate Subordinated Medium Term Note (filed as Exhibit 4.22 to WRI's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.7	—
Statement of Designation of 6.75% Series D Cumulative Redeemable Preferred Shares (filed as Exhibit 3.1 to WRI's Registration Statement on Form 8-A dated April 17, 2003 and incorporated herein by reference).

4.8	—
Statement of Designation of 6.95% Series E Cumulative Redeemable Preferred Shares (filed as Exhibit 3.1 to WRI's Registration Statement on Form 8-A dated July 8, 2004 and incorporated herein by reference).

4.9	—	6.75% Series D Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to WRI's Registration Statement on Form 8-A dated April 17, 2003 and incorporated herein by reference).
4.10	—	6.95% Series E Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to WRI's Registration Statement on Form 8-A dated July 8, 2004 and incorporated herein by reference).
4.11	—
Form of Receipt for Depositary Shares, each representing 1/30 of a share of 6.75% Series D Cumulative Redeemable Preferred Shares, par value $.03 per share (filed as Exhibit 4.3 to WRI's Registration Statement on Form 8-A dated April 17, 2003 and incorporated herein by reference).

4.12	—
Form of Receipt for Depositary Shares, each representing 1/100 of a share of 6.95% Series E Cumulative Redeemable Preferred Shares, par value $.03 per share (filed as Exhibit 4.3 to WRI's Registration Statement on Form 8-A dated July 8, 2004 and incorporated herein by reference).

4.13	—	Form of 7% Notes due 2011 (filed as Exhibit 4.17 to WRI's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.1†	—	1988 Share Option Plan of WRI, as amended (filed as Exhibit 10.1 to WRI's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).
10.2†	—
Weingarten Realty Investors Supplemental Retirement Account Plan, as amended and restated (filed as Exhibit 10.26 to WRI's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.3†	—	The Savings and Investment Plan for Employees of WRI, as amended (filed as Exhibit 4.1 to WRI's Registration Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).
10.4†	—
The Fifth Amendment to Savings and Investment Plan for Employees of WRI (filed as Exhibit 4.1.1 to WRI's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).

10.5†	—	The 1993 Incentive Share Plan of WRI (filed as Exhibit 4.1 to WRI's Registration Statement on Form S-8 (No. 33-52473) and incorporated herein by reference).
10.6†	—	1999 WRI Employee Share Purchase Plan (filed as Exhibit 10.6 to WRI's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.7†	—	2001 Long Term Incentive Plan (filed as Exhibit 10.7 to WRI's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.8	—
Master Promissory Note in the amount of $20,000,000 between WRI, as payee, and Chase Bank of Texas, National Association (formerly, Texas Commerce Bank National Association), as maker, effective December 30, 1998 (filed as Exhibit 4.15 to WRI's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.9	—
Amended and Restated Credit Agreement dated November 14, 2003 among WRI, the Lenders Party Hereto and JPMorgan Chase Bank as Administrative Agent (filed as Exhibit 10.10 to WRI's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

12.1*	—	Computation of Fixed Charges Ratios.
14.1	—
Code of Ethical Conduct for Senior Financial Officers - Andrew M. Alexander (filed as Exhibit 14.1 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

14.2	—
Code of Ethical Conduct for Senior Financial Officers - Stephen C. Richter (filed as Exhibit 14.2 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

14.3	—
Code of Ethical Conduct for Senior Financial Officers - Joe D. Shafer (filed as Exhibit 14.3 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

21.1*	—	Subsidiaries of the Registrant.
23.1*	—	Consent of Deloitte & Touche llp.
24.1*	—	Power of Attorney (included on first signature page).
31.1*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
_______________

*	Filed with this report.

**	Furnished with this report.

†	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEINGARTEN REALTY INVESTORS

By:	/s/ Andrew M. Alexander
Andrew M. Alexander
Chief Executive Officer

Date: March 16, 2005

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

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Stanford Alexander	Chairman	March 16, 2005
	Stanford Alexander	and Trust Manager

By:	/s/ Andrew M. Alexander	Chief Executive Officer,	March 16, 2005
	Andrew M. Alexander	President and Trust Manager

By:	/s/ J. Murry Bowden	Trust Manager	March 16, 2005
J. Murry Bowden

By:	/s/ James W. Crownover	Trust Manager	March 16, 2005
James W. Crownover

By:	/s/ Robert J. Cruikshank	Trust Manager	March 16, 2005
Robert J. Cruikshank

By:	/s/ Martin Debrovner	Vice Chairman	March 16, 2005
Martin Debrovner

By:	/s/ Melvin Dow	Trust Manager	March 16, 2005
Melvin Dow

By:	/s/ Stephen A. Lasher	Trust Manager	March 16, 2005
Stephen A. Lasher

By:	/s/ Stephen C. Richter	Executive Vice President and	March 16, 2005
	Stephen C. Richter	Chief Financial Officer

By:	/s/ Douglas W. Schnitzer	Trust Manager	March 16, 2005
Douglas W. Schnitzer

By:	/s/ Marc J. Shapiro	Trust Manager	March 16, 2005
Marc J. Shapiro

By:	/s/ Joe D. Shafer	Vice President/Controller	March 16, 2005
	Joe D. Shafer	(Principal Accounting Officer)

Schedule II

WEINGARTEN REALTY INVESTORS
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2004, 2003 and 2002

(Amounts in thousands)

		Charged
	Balance at	to costs	Charged		Balance
	beginning	and	to other	Deductions	at end of
Description	of period	expenses	accounts	(A)	period

2004:
Allowance for Doubtful Accounts	$4,066	$3,325		$3,186	$4,205
2003:
Allowance for Doubtful Accounts	$4,302	$3,637		$3,873	$4,066
2002:
Allowance for Doubtful Accounts	$2,926	$3,869		$2,493	$4,302
_______________
Note A - Write-offs of accounts receivable previously reserved.

Schedule III

WEINGARTEN REALTY INVESTORS
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2004

(Amounts in thousands)

	Total Cost
		Buildings	Projects
		and	Under	Total	Accumulated	Encumbrances
	Land	Improvements	Development	Cost	Depreciation	(A)

SHOPPING CENTERS:
Texas	$217,131	$904,971		$1,122,102	$319,296	$92,810
Other States	431,652	1,682,042		2,113,694	215,790	554,344
Total Shopping Centers	648,783	2,587,013		3,235,796	535,086	647,154
INDUSTRIAL:
Texas	31,486	166,275		197,761	47,597	2,522
Other States	30,289	113,986		144,275	7,420	22,930
Total Industrial	61,775	280,261		342,036	55,017	25,452
OTHER:
Texas	534	13,037		13,571	8,046
Total Improved Properties	711,092	2,880,311		3,591,403	598,149	672,606
LAND UNDER DEVELOPMENT OR HELD FOR DEVELOPMENT:
Texas			$26,120	26,120
Other States			13,288	13,288
Total Land Under Development or Held for Development			39,408	39,408
PROPERTY HELD FOR SALE:
Texas	310	4,399	2	4,711
Total Property Held for Sale	310	4,399	2	4,711

(SHOPPING CENTERS)
UNDER CAPITAL LEASE:
Texas		9,048		9,048	924
Other States		41,486		41,486	10,699	12,467
Total Leased Property Under Capital Lease		50,534		50,534	11,623	12,467
CONSTRUCTION IN PROGRESS:
Texas			32,325	32,325
Other States			33,226	33,226
Total Construction in Progress			65,551	65,551

TOTAL OF ALL PROPERTIES	$711,402	$2,935,244	$104,961	$3,751,607	$609,772	$685,073

Note A -
Encumbrances do not include $19.8 million outstanding under a $30 million 20-year term loan, payable to a group of insurance companies secured by a property collateral pool including all or part of three shopping centers.

Schedule III
(Continued)

The changes in total cost of the properties for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002

Balance at beginning of year	$3,200,091	$2,695,286	$2,352,393
Additions at cost	594,794	537,353	389,011
Retirements or sales	(43,278)	(32,548)	(46,118)

Balance at end of year	$3,751,607	$3,200,091	$2,695,286

The changes in accumulated depreciation for the years ended December 31, 2004, 2003 and 2002 were as follows:

	2004	2003	2002

Balance at beginning of year	$527,375	$460,832	$402,958
Additions at cost	100,074	77,067	70,403
Retirements or sales	(17,677)	(10,524)	(12,529)

Balance at end of year	$609,772	$527,375	$460,832

Schedule IV

WEINGARTEN REALTY INVESTORS
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2004

(Amounts in thousands)

	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgages	Carrying Amount of Mortgages(A)

SHOPPING CENTERS:
FIRST MORTGAGES:
Eastex Venture
Beaumont, TX
(Note B)	6.75%	10-31-09	$314 Annual P & I	$2,300	$1,347

Main/O.S.T., Ltd.
Houston, TX
(Note B)	9.3%	02-01-20	$476 Annual P & I	4,800	4,166
			($1,241 balloon)

INDUSTRIAL:
FIRST MORTGAGES:
South Loop Business Park
Houston, TX
(Note B)	9.25%	11-01-07	$74 Annual P & I	439	181

TOTAL MORTGAGE LOANS ON
REAL ESTATE (Note B)				$7,539	$5,694

Note A -	The aggregate cost at December 31, 2004 for federal income tax purposes is $5,694.
Note B -	Represents WRI share of mortgage loans to joint ventures.
Note C -	Changes in mortgage loans for the years ended December 31, 2004, 2003 and 2002 are summarized below.

	2004	2003	2002

Balance, Beginning of Year	$8,758	$9,006	$10,627
Additions to Existing Loans		80	173
Collections of Principal	(3,064)	(328)	(1,794)

Balance, End of Year	$5,694	$8,758	$9,006