Form 10-Q
period 2005-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2005-05-10
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

OR

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

As of April 29, 2005, there were 89,155,574 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

WEINGARTEN REALTY INVESTORS
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2005	2004

Revenues:
Rentals	$132,169	$114,174
Other	1,161	1,832
Total	133,330	116,006
Expenses:
Depreciation and amortization	30,673	26,262
Operating	19,363	16,908
Ad valorem taxes	16,041	14,256
General and administrative	4,247	4,026
Total	70,324	61,452
Operating Income	63,006	54,554

Interest Expense	(30,603)	(27,733)
Equity in Earnings of Joint Ventures	1,345	1,286
Income Allocated to Minority Interests	(1,400)	(879)
Gain (Loss) on Sale of Properties	(27)	317
Income from Continuing Operations	32,321	27,545
Operating Income from Discontinued Operations	126	864
Gain on Sale of Properties from Discontinued Operations	4,115
Income from Discontinued Operations	4,241	864
Net Income	36,562	28,409
Dividends on Preferred Shares	2,525	1,266
Net Income Available to Common Shareholders	$34,037	$27,143
Net Income Per Common Share - Basic:
Income from Continuing Operations	$.33	$.32
Income from Discontinued Operations	.05	.01
Net Income	$.38	$.33
Net Income Per Common Share - Diluted:
Income from Continuing Operations	$.33	$.31
Income from Discontinued Operations	.05	.01
Net Income	$.38	$.32

Net Income	$36,562	$28,409
Other Comprehensive Loss:
Unrealized derivative loss on interest rate swaps		(1,450)
Amortization of forward-starting interest rate swaps	(84)	(22)
Unrealized derivative loss on forward-starting interest rate swaps		(4,257)
Other Comprehensive Loss	(84)	(5,729)
Comprehensive Income	$36,478	$22,680

See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except per share amounts)

	March 31,	December 31,
	2005	2004

ASSETS
Property	$3,810,569	$3,751,607
Accumulated Depreciation	(631,651)	(609,772)
Property - net	3,178,918	3,141,835
Investment in Real Estate Joint Ventures	48,602	48,382
Total	3,227,520	3,190,217
Notes Receivable from Real Estate Joint Ventures and Partnerships	20,321	16,593
Unamortized Debt and Lease Costs	92,774	91,155
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $4,563 in 2005 and $4,205 in 2004)	43,392	57,964
Cash and Cash Equivalents	38,698	45,415
Other	57,198	68,974
Total	$3,479,903	$3,470,318

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt	$2,155,703	$2,105,948
Accounts Payable and Accrued Expenses	65,097	99,680
Other	83,408	94,800
Total	2,304,208	2,300,428
Minority Interest	82,927	73,930
Commitments and Contingencies
Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000;
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2005 and 2004; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2005 and 2004; liquidation preference $72,500	1	1
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 150,000; shares issued and outstanding: 89,134 in 2005 and 89,066 in 2004	2,674	2,672
Additional Paid In Capital	1,285,173	1,283,270
Accumulated Dividends in Excess of Net Income	(190,424)	(185,243)
Accumulated Other Comprehensive Loss	(4,659)	(4,743)
Shareholders' Equity	1,092,768	1,095,960
Total	$3,479,903	$3,470,318

See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2005	2004

Cash Flows from Operating Activities:
Net income	$36,562	$28,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,753	26,663
Equity in earnings of joint ventures	(1,345)	(1,286)
Minority interest in income of partnerships	1,400	879
Gain on sale of properties	(4,088)	(317)
Changes in accrued rent and accounts receivable	14,586	11,082
Changes in other assets	(15,089)	(13,683)
Changes in accounts payable and accrued expenses	(35,718)	(24,668)
Other, net	133	195
Net cash provided by operating activities	27,194	27,274

Cash Flows from Investing Activities:
Investment in properties	(27,230)	(199,741)
Notes receivable:
Advances	(4,788)	(7,027)
Collections	1,068	2,087
Proceeds from sales and disposition of property, net	11,297	593
Real estate joint ventures and partnerships:
Investments	(4,319)	(643)
Distributions	1,427	1,134
Net cash used in investing activities	(22,545)	(203,597)

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	32,346	207,250
Common shares of beneficial interest, net	1,228	119,076
Principal payments of debt	(3,281)	(98,946)
Common and preferred dividends paid	(41,743)	(36,846)
Other, net	84	(11)
Net cash provided by (used in) financing activities	(11,366)	190,523

Net increase (decrease) in cash and cash equivalents	(6,717)	14,200
Cash and cash equivalents at January 1	45,415	20,255

Cash and cash equivalents at March 31	$38,698	$34,455

See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements

The consolidated financial statements included in this report are unaudited; however, amounts presented in the balance sheet as of December 31, 2004 are derived from our audited financial statements at that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in our annual financial statements and notes. These Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Revenue Recognition
Rental revenue is generally recognized on a straight-line basis over the life of the lease. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Revenue based on a percentage of tenants' sales is recognized only after the tenant exceeds their sales breakpoint. We recognize rental revenue on a straight-line basis over the term of the lease, which begins the earlier of the date the tenant occupies the space during construction of tenant specific leasehold improvements or the contracted lease commencement date.

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

Property includes costs for tenant improvements paid by WRI including reimbursements to tenants for improvements that will remain the property of WRI after the lease expires.

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

Stock-Based Compensation
Stock-based employee compensation is recognized, as set forth in SFAS No. 148, as new shares are awarded. The following table illustrates the effect on net income available to common shareholders and net income per common share if the fair value-based method had been applied to all outstanding awards in each period (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004

Net income available to common shareholders	$34,037	$27,143
Stock-based employee compensation included in net income available to common shareholders	83	47
Stock-based employee compensation determined under the fair value-based method for all awards	(212)	(140)

Pro forma net income available to common shareholders	$33,908	$27,050

Net income per common share:
Basic - as reported	$.38	$.33

Basic - pro forma	$.38	$.33

Net income per common share:
Diluted - as reported	$.38	$.32

Diluted - pro forma	$.38	$.32

Per Share Data
Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004

Numerator:
Net income available to common shareholders - basic	$34,037	$27,143
Income attributable to operating partnership units	1,234	826

Net income available to common shareholders - diluted	$35,271	$27,969

Denominator:
Weighted average shares outstanding - basic	89,122	83,143
Effect of dilutive securities:
Share options and awards	966	957
Operating partnership units	3,004	2,181

Weighted average shares outstanding - diluted	93,092	86,281

Options to purchase 376,469 common shares for the first quarter ended March 31, 2005 were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price. No common shares have been excluded from the first quarter ended March 31, 2004 calculation of net income per common share - diluted.

Cash Flow Information
All highly liquid investments with original maturities of three months or less are considered cash equivalents. We assumed debt totaling $38.3 million and $28.5 million in connection with purchases of property during the three months ended March 31, 2005 and 2004, respectively. Cash payments for interest on debt, net of amounts capitalized, of $50.9 million and $41.9 million were made during the three months ended March 31, 2005 and 2004, respectively. In connection with the sale of improved properties, a $15.5 million capital lease obligation was satisfied.

Reclassifications
Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Note 2. Newly Adopted Accounting Pronouncements

In December 2004 the FASB issued SFAS No. 123R, “Share-Based Payment,” which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. This accounting standard focuses primarily on equity transactions with employees and will be effective in our reporting for the year beginning January 1, 2006. Currently we record compensation expense over the vesting period on awards granted since January 1, 2003. Awards granted prior to January 1, 2003 are not recorded as compensation expense but their impact on net income is disclosed. Under SFAS No. 123R, we will record compensation expense on those awards granted prior to January 1, 2003 as they vest. We believe that the adoption of SFAS No. 123R will not have a material effect on our financial position, results of operations or cash flows.

Note 3. Discontinued Operations

In 2005 two shopping centers and a vacant retail building located in Houston, Texas City and Lubbock, Texas were sold. In addition, we sold one industrial property in Las Vegas, Nevada. In 2004 three shopping centers, two industrial properties and a free-standing building located in College Station (1) and Houston (4), Texas and Oklahoma City (1) were sold. The operating results and gain on sale of these properties have been reclassified and reported as discontinued operations in the Statement of Consolidated Income and Comprehensive Income as set forth in SFAS No. 144. Included in the Consolidated Balance Sheet at December 31, 2004 is $12.0 million of Property, of which $4.7 million was reported as property held for sale, and $4.9 million of Accumulated Depreciation associated with the 2005 dispositions.

Subsequent to quarter-end, we sold an industrial and retail property located in Austin and Houston, Texas, respectively, which had been classified as held for sale at March 31, 2005. The operating results have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income, and $3.4 million was included as property held for sale in the Consolidated Balance Sheet at March 31, 2005. Also, subsequent to quarter-end, we sold an 80% interest in two additional shopping centers located in Shreveport and Lafayette, Louisiana. Due to our continuing involvement with the leasing and managing of operations for both properties, the operating results of these properties have not been reclassified and reported as discontinued operations in the Statement of Consolidated Income and Comprehensive Income.

The discontinued operations reported in 2005 and 2004 had no debt that was required to be repaid upon their disposition. In addition, we elected not to allocate other consolidated interest to discontinued operations since the interest savings to be realized from the proceeds of the sale of these operations was not material.

Note 4. Derivatives and Hedging

We hedge the future cash flows of our debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions. At March 31, 2005, we had ten interest rate swap contracts with an aggregate notional amount of $132.5 million that convert fixed interest payments at rates ranging from 4.2% to 7.4% to variable interest payments. These contracts have been designated as fair value hedges. We have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates. The derivative instruments designated as fair value hedges on March 31, 2005 were reported at their fair values as Other Assets, net of accrued interest, of $1.1 million and as Other Liabilities, net of accrued interest, of $2.7 million.

Changes in the market value of fair value hedges, both in the market value of the derivative instrument and in the market value of the hedged item, are recorded in earnings each reporting period, except for the portion of the hedge that proves ineffective. For the quarter ending March 31, 2005 and 2004, these changes in fair market value offset with no impact to earnings.

As of March 31, 2005, the balance in Accumulated Other Comprehensive Loss relating to derivatives was $3.5 million. Within the next twelve months, we expect to amortize to interest expense approximately $0.3 million of that balance.

The interest rate swaps decreased interest expense and increased net income by $0.6 million and $0.7 million for the three months ended March 31, 2005 and 2004, respectively. The interest rate swaps decreased the average rate for our debt by 0.1% for both quarters ended March 31, 2005 and 2004. WRI could be exposed to credit losses in the event of nonperformance by the counter-party; however, management believes the likelihood of such nonperformance is remote.

Note 5. Debt

Our debt consists of the following (in thousands):

	March 31,	December 31,
	2005	2004

Debt payable to 2030 at 4.5% to 8.9%	$2,020,872	$1,987,828
Unsecured notes payable under revolving credit agreements	94,000	61,700
Obligations under capital leases	33,458	48,998
Industrial revenue bonds payable to 2015 at 2.3% to 4.3%	7,373	7,422

Total	$2,155,703	$2,105,948

The grouping of WRI’s total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	March 31,	December 31,
	2005	2004

As to interest rate (including the effects of interest rate swaps):
Fixed-rate debt	$1,904,868	$1,887,342
Variable-rate debt	250,835	218,606

Total	$2,155,703	$2,105,948

As to collateralization:
Unsecured debt	$1,394,701	$1,364,504
Secured debt	761,002	741,444

Total	$2,155,703	$2,105,948

At March 31, 2005, we had a $400 million unsecured revolving credit facility that expires in November 2006, but which allows a one-year extension solely at our option. We also had an agreement for an unsecured and uncommitted overnight credit facility totaling $20 million with a bank to be used for cash management purposes. At March 31, 2005, the balance outstanding under the $400 million revolving credit facility was $94.0 million and we had no amount outstanding under the $20 million credit facility.

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

Note 6. Property

Our property consists of the following (in thousands):

	March 31,	December 31,
	2005	2004

Land	$727,878	$711,092
Land held for development	19,939	20,696
Land under development	17,620	18,712
Buildings and improvements	2,998,633	2,930,845
Construction in-progress	43,135	65,551
Property held for sale	3,364	4,711

Total	$3,810,569	$3,751,607

Interest and ad valorem taxes capitalized to land under development or buildings under construction was $.8 million and $1.6 million for the quarters ended March 31, 2005 and 2004, respectively.

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

	March 31,	December 31,
	2005	2004

Above-market leases	$9,449	$9,230
Below-market leases	(8,256)	(7,733)
Out-of-market assumed mortgages	(34,577)	(32,894)
Lease origination costs	26,850	25,764

These identifiable debit and credit intangibles are amortized over the terms of the acquired leases or the remaining lives of the mortgages. The above-market leases are included in Other Assets, and the below-market leases and out-of-market assumed mortgages are included in Other Liabilities. Unamortized Debt and Lease Costs include the lease origination costs.

During the first quarter of 2005, we invested $65.6 million in the acquisition of two shopping centers and one industrial property. These transactions added 495,000 square feet to our portfolio and are located in Florida, Georgia and North Carolina.

WRI has six retail developments in various stages of development, which includes one that commenced during the first quarter of 2005. During the first quarter of 2005, we invested $4.1 million in these new development projects.

Note 7. Investments in Real Estate Joint Ventures

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

	March 31,	December 31,
	2005	2004

Combined Balance Sheets

Property	$249,887	$248,397
Accumulated depreciation	(26,105)	(25,746)
Property - net	223,782	222,651

Other assets	29,559	25,723

Total	$253,341	$248,374

Debt	$116,093	$116,847
Amounts payable to WRI	21,182	17,469
Other liabilities	6,634	8,189
Accumulated equity	109,432	105,869

Total	$253,341	$248,374

	Three Months Ended
	March 31,
	2005	2004

Combined Statements of Income

Revenues	$8,486	$7,666

Expenses:
Interest	1,927	1,999
Depreciation and amortization	2,090	1,559
Operating	1,122	1,117
Ad valorem taxes	1,137	992
General and administrative	109	64

Total	6,385	5,731

Loss on sale of property	(2)

Net Income	$2,099	$1,935

Our investment in real estate joint ventures, as reported on the balance sheets, differs from our proportionate share of the joint ventures' underlying net assets due to basis differentials, which arose upon the transfer of assets from us to the joint ventures. This basis differential, which totaled $5.0 million at March 31, 2005 and December 31, 2004, respectively, is depreciated over the useful lives of the related assets.

Fees earned by us for the management of these joint ventures totaled $.1 million and $.2 million for the quarters ended March 31, 2005 and 2004, respectively.

In March 2005 we acquired our joint venture partners' interest in one of our existing shopping centers located in Texas. Also, in March 2005 a 50%-owned unconsolidated joint venture acquired an interest in a retail property located in McAllen, Texas, which will be redeveloped.

Note 8. Segment Information

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

Information concerning our reportable segments is as follows (in thousands):

	Shopping Center	Industrial	Other	Total

Three Months Ended March 31, 2005:
Revenues	$120,497	$11,739	$1,094	$133,330
Net operating income	88,719	8,433	774	97,926
Equity in earnings of joint ventures	1,304	22	19	1,345
Investment in real estate joint ventures	46,769	528	1,305	48,602
Total assets	2,910,361	294,713	274,829	3,479,903

Three Months Ended March 31, 2004:
Revenues	$104,163	$11,149	$694	$116,006
Net operating income	76,470	7,964	408	84,842
Equity in earnings of joint ventures	1,242	35	9	1,286
Investment in real estate joint ventures	35,228		443	35,671
Total assets	2,617,028	294,864	257,283	3,169,175

Net operating income reconciles to Income from Continuing Operations as shown on the Statements of Consolidated Income and Comprehensive Income as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004

Total segment net operating income	$97,926	$84,842
Less:
Depreciation and amortization	30,673	26,262
Interest expense	30,603	27,733
General and administrative	4,247	4,026
Income allocated to minority interests	1,400	879
Equity in earnings of joint ventures	(1,345)	(1,286)
(Gain) loss on sale of properties	27	(317)
Income from Continuing Operations	$32,321	$27,545
Note 9. Employee Benefit Plans

WRI sponsors a noncontributory qualified retirement plan and a separate and independent nonqualified supplemental retirement plan for officers of WRI. The components of net periodic benefit costs for both plans are as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004

Service cost	$376	$341
Interest cost	302	449
Expected return on plan assets	(209)	(437)
Prior service cost	(22)	(54)
Recognized loss	28	50

Total	$475	$349

We contributed $1.4 million to the supplemental retirement plan during the first quarter of 2005. In the second quarter of 2005, $1.7 million was contributed to the retirement plan trust. We are not required to make any additional payments in 2005.

Note 10. Bankruptcy Remote Properties

We had 55 properties, having a net book value of approximately $998.2 million at March 31, 2005 (collectively the "Bankruptcy Remote Properties", and each a "Bankruptcy Remote Property"), which are wholly owned by various "Bankruptcy Remote Entities". Each Bankruptcy Remote Entity is either a direct or an indirect subsidiary of us. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against us, our affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay our creditors, any of its affiliates, or any other person or entity. Neither we nor any of our affiliates have agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any other Bankruptcy Remote Entity.

The accounts of the Bankruptcy Remote Entities are included in our consolidated financial statements because we exercise financial and operating control over each of these entities.

*****

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations. The results of operations and financial condition of WRI, as reflected in the accompanying statements and related footnotes, are subject to management's evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors which could affect the ongoing viability of the company's tenants.

Executive Overview

WRI focuses on increasing Funds from Operations and dividend payments to our common shareholders through hands-on leasing and management of the existing portfolio of properties, through disciplined growth from selective acquisitions and new developments, and through the disposition of assets that no longer meet our ownership criteria. We are also committed to maintaining a conservative balance sheet, a well-staggered debt maturity schedule and acceptable credit agency ratings.

At March 31, 2005, WRI owned or operated under long-term leases, either directly or through our interest in joint ventures or partnerships, a total of 346 developed income-producing properties and three properties that are in various stages of development and have no rental income. Our 349 properties are located in 20 states that span the southern half of the United States from coast to coast and include 289 shopping centers and 60 industrial properties. WRI has approximately 6,900 leases and 5,200 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Leases generally include minimum lease payments (which often increase over the lease term), reimbursements of property operating expenses, including ad valorem taxes, and additional rent payments based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.

In assessing the performance of the company's properties, management carefully tracks the occupancy of the company's portfolio. Occupancy for the total portfolio was 93.9% at March 31, 2005 compared to 93.5% at March 31, 2004. Another important indicator of performance is the spread in rental rates on a same-space basis as we complete new leases and renew existing leases. WRI completed 296 new leases or renewals for the first quarter of 2005 totaling 1.8 million square feet, increasing rental rates an average of 7.7% on a same-space basis. Net of capital costs, the average increase in rental rates was 5.4%.

With respect to external growth through acquisitions and new developments, management closely monitors movements in returns in relation to WRI's blended weighted average cost of capital, the amount of product in its acquisition and new development pipelines and the geographic areas in which opportunities are present. We purchased two shopping centers and one industrial property during the first quarter of 2005 comprising 495,000 square feet, and representing a total investment of $65.6 million. Our purchases include a property in Florida, Georgia and North Carolina.

New development activity consists of six retail developments in various stages of development, which includes one that commenced during the first quarter of 2005. Anchored by market-dominant supermarkets or national discount department stores, these developments will represent an investment of approximately $43 million and will add 374,000 square feet to the portfolio when completed. These properties are slated to open during the remainder of 2005.

Continuing our strategy of selling assets that no longer meet our ownership criteria, we disposed of four properties during the first quarter of 2005. The disposition included two shopping centers, one industrial property and a vacant building. These property sales represented a total of 296,000 square feet and provided proceeds of $11.6 million, generating a gain of $4.1 million.

WRI continues to maintain a strong, conservative capital structure, which provides ready access to a variety of attractive capital sources. We carefully balance obtaining low cost financing with minimizing exposure to interest rate movements, matching long-term liabilities with the long-term assets acquired or developed.

With respect to future trends, management expects continued improvement in the performance of the existing portfolio through strong occupancy and increases in rental rates as the economy trends upward. Any deterioration in the economy could alter these expectations. Regarding external growth, we have already closed three acquisitions totaling $112 million in the second quarter of 2005 and have over $165 million of properties in the pipeline. Each of these potential acquisitions is still subject to a stringent due diligence process and, therefore, there is no assurance that any or all will be purchased. Changes in interest rates and the capitalization rates inherent in the pricing of acquisitions could affect our external growth prospects in 2005. Also, subsequent to quarter-end, we sold an industrial and retail property, as well as an 80% interest in two additional shopping centers.

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

Property includes costs for tenant improvements paid by WRI including reimbursements to tenants for improvements that will remain the property of WRI after the lease expires.

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

Results of Operations
Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004

Revenues
Total revenues increased by $17.3 million or 14.9% in 2005 ($133.3 million in 2005 versus $116.0 million in 2004). This increase resulted primarily from the increase in rental revenues of $18.0 million offset by a decrease in other income of $.6 million. Property acquisitions and new development activity contributed $13.5 million of the rental income increase with the remainder of $4.5 million due to the activity at our existing properties, based on the factors described below.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	March 31,
	2005	2004

Shopping Centers	95.1%	93.5%
Industrial	89.5%	93.2%
Total	93.9%	93.5%

In the first quarter of 2005 we completed 296 renewals and new leases comprising 1.8 million square feet at an average rental rate increase of 7.7%.

Other income decreased by $.6 million or 33.3% in 2005 ($1.2 million in 2005 versus $1.8 million in 2004). This decrease was due primarily to a decrease in lease cancellation payments from various tenants.

Expenses
Total expenses increased by $8.8 million or 14.3% in 2005 ($70.3 million in 2005 versus $61.5 million in 2004).

The increases in 2005 for depreciation and amortization expense ($4.4 million), operating expenses ($2.5 million) and ad valorem taxes ($1.7 million) were primarily a result of the properties acquired and developed during the year. Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues were 27% in 2005 and 2004.

Other
Interest expense increased by $2.9 million or 10.5% in 2005 ($30.6 million in 2005 versus $27.7 million in 2004). The components of interest expense were as follows (in thousands):

	Three months ended
	March 31,
	2005	2004

Gross interest expense	$32,796	$28,187
Interest on preferred shares subject to mandatory redemption		1,971
Over-market mortgage adjustment of acquired properties	(1,493)	(1,083)
Capitalized interest	(700)	(1,342)

Total	$30,603	$27,733

Gross interest expense increased $4.6 million ($32.8 million in 2005 versus $28.2 million in 2004) due to an increase in the average debt outstanding from $1.9 billion in 2004 to $2.1 billion in 2005 and by an increase in the weighted average interest rate between the two periods from 6.0% in 2004 to 6.3% in 2005. Interest on preferred shares subject to mandatory redemption decreased by $2.0 million due to the redemption of the Series C Cumulative Redeemable Preferred Shares in April 2004. Increase in the over-market mortgage adjustment of $.4 million resulted from our property acquisitions. Capitalized interest decreased $.6 million due to completion of new development projects in 2004.

Income allocated to minority interests increased by $.5 million or 55.6% in 2005 ($1.4 million in 2005 versus $.9 million in 2004). This increase resulted primarily from the acquisition of five retail properties during 2004 through limited partnerships utilizing the DownREIT structure. These limited partnerships are consolidated in our consolidated financial statements because we exercise financial and operating control.

Income from discontinued operations increased $3.3 million in 2005 ($4.2 million in 2005 versus $.9 million in 2004). This increase is due primarily to the disposition of four properties totaling 296,000 square feet that provided sales proceeds of $11.6 million and generated gains of $4.1 million. There were no property sales in the first quarter of 2004. Both the first quarter of 2005 and 2004 include the operating results of two properties classified as held for sale at March 31, 2005.

Capital Resources and Liquidity

WRI’s primary liquidity needs are payment of its common and preferred dividends, maintaining and operating our existing properties, payment of our debt service costs, and funding planned growth primarily through acquisitions and new development. We anticipate that cash flows from operating activities will continue to provide adequate capital for all common and preferred dividend payments and debt service costs, as well as the capital necessary to maintain and operate our existing properties. Our primary source of capital for funding acquisitions and new development is our $400 million revolving credit facility coupled with cash generated from dispositions of properties that no longer meet our investment criteria and cash flow generated by our operating properties. Amounts outstanding under the revolving credit agreement are retired as needed with proceeds from the issuance of long-term unsecured debt, common and preferred equity, and cash generated from dispositions of properties. As of March 31, 2005 the balance outstanding on our $400 million revolving credit facility was $94.0 million.

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

Investing Activities - Acquisitions
In the first quarter of 2005 we invested $65.6 million in the acquisition of two shopping centers and one industrial property. The cash requirements for these acquisitions were initially financed under WRI's revolving credit facilities.

In January 2005 we acquired Flamingo Pines Shopping Center, a 257,000 square foot shopping center, which is located in Pembroke Pines, Florida, a suburb of Fort Lauderdale. Publix and the U.S. Post Office anchor this retail center.

In February 2005 Kennesaw 75 Business Park was acquired. This 178,000 square foot business park is located in Kennesaw, Georgia, a suburb of Atlanta.

In March 2005 we acquired Ravenstone Commons Shopping Center, a 60,000 square foot shopping center, which is located in Durham, North Carolina, a suburb of Raleigh. Food Lion and Blockbuster anchor this retail center.

Subsequent to quarter-end, we invested $112 million in the acquisition of three additional retail centers adding 759,000 square feet to the portfolio. Pinecrest Plaza Shopping Center is located in Pinehurst, North Carolina and is anchored by Food Lion, Belks, Michaels and Pier One. Thompson Bridge Commons is located in Gainesville, Georgia and is anchored by Kroger. Best in the West Shopping Center is located in Las Vegas, Nevada and is anchored by Best Buy, Office Depot and PetsMart.

Investing Activities-Dispositions
In the first quarter of 2005 two shopping centers and a vacant retail building located in Houston, Texas City and Lubbock, Texas were sold. In addition, we sold one industrial property in Las Vegas, Nevada. These four properties, totaling 296,000 square feet, provided sales proceeds of $11.6 million and generated gains of $4.1 million.

Subsequent to quarter-end, we sold an industrial and retail property located in Austin and Houston, Texas, respectively, as well as an 80% interest in two additional shopping centers located in Shreveport and Lafayette, Louisiana, respectively. These four properties, totaling 440,000 square feet, provided sales proceeds of $61.7 million and generated gains of $25 million.

Investing Activities - New Development and Capital Expenditures
With respect to new development, we have six retail projects in various stages of development. These projects, upon completion, will represent an investment of $43 million and add 374,000 square feet to the portfolio. We expect to invest $13 million in these projects in 2005 and they are slated to open during the remainder of 2005. All new development in the first quarter of 2005 was initially financed under WRI's revolving credit facilities.

Financing Activities - Debt
Total debt outstanding increased to $2.2 billion at March 31, 2005 from $2.1 billion at December 31, 2004, due primarily to funding of acquisitions and new development. Total debt at March 31, 2005 includes $1.9 billion on which interest rates are fixed and $250.8 million which bears interest at variable rates, including the effect of $132.5 million of interest rate swaps. Additionally, debt totaling $761.0 million was secured by operating properties while the remaining $1.4 billion was unsecured.

WRI has a $400 million unsecured revolving credit facility with a syndicate of banks that bears an interest rate of LIBOR plus 50 basis points. The facility allows WRI to hold auctions at lower pricing for up to $200 million. The facility expires in November 2006, but allows a one-year extension at our option. The facility can be increased to $600 million at our option prior to November 2005. As of March 31, 2005, WRI is in full compliance with the Amended and Restated Credit Agreement currently in place. WRI also has an unsecured and uncommitted overnight credit facility totaling $20 million to be used for cash management purposes.

At March 31, 2005, we had ten interest rate swap contracts with an aggregate notional amount of $132.5 million that convert fixed rate interest payments at rates ranging from 4.2% to 7.4% to variable interest payments. WRI could be exposed to credit losses in the event of nonperformance by the counter-party; however, management believes the likelihood of such nonperformance to be remote.

In conjunction with acquisitions completed during 2005, we assumed $38.3 million of nonrecourse debt secured by the related properties, which had a weighted average interest rate of 7.1% and a weighted average remaining life of 4.4 years.

Financing Activities - Equity
Common and preferred dividends increased to $41.7 million in the first quarter of 2005, compared to $36.8 million for the first quarter of 2004. The dividend rate for the common shares for the first quarter of 2005 was $0.44 compared to $0.415 for the same period in 2004. Our dividend payout ratio on common equity for 2005 and 2004 approximated 66.2% and 68.1%, respectively, based on funds from operations for the applicable year. We do not have a common share buyback program.

In September 2004 the SEC declared effective two additional shelf registration statements totaling $1.55 billion, all of which was available as of May 2, 2005. In addition, we have $160.4 million available as of May 2, 2005 under our $1 billion shelf registration statement, which became effective in April 2003. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

Contractual Obligations

The following table summarizes our principal contractual obligations as of March 31, 2005 (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total

Unsecured Debt: (1)
Medium Term Notes	$52,500	$37,000	$79,000	$36,000	$32,000	$868,220	$1,104,720
7% 2011 Bonds						200,000	200,000
Revolving Credit Facilities		94,000					94,000

Secured Debt	29,373	24,250	22,736	198,122	69,182	417,339	761,002

Ground Lease Payments	1,128	1,429	1,170	1,075	1,046	27,174	33,022

Obligations to Acquire / Develop Projects	125,205						125,205

Total Contractual Obligations	$208,206	$156,679	$102,906	$235,197	$102,228	$1,512,733	$2,317,949
_________________
(1)
Total unsecured debt obligations as shown above are $4.0 million more than total unsecured debt as reported due to the unamortized discount on medium term notes and the fair value of interest rate swaps.

As of March 31, 2005 and 2004, we believe we did not have any off-balance sheet arrangements.

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

Funds from operations is calculated as follows (in thousands):

	Three months ended
	March 31,
	2005	2004

Net income available to common shareholders	$34,037	$27,143
Depreciation and amortization	28,312	24,754
Depreciation and amortization of unconsolidated joint ventures	904	657
Gain on sale of properties	(4,091)	(317)
Loss on sale of properties of unconsolidated joint ventures	1
Funds from operations	59,163	52,237
Funds from operations attributable to operating partnership units	2,072	1,330
Funds from operations assuming conversion of OP units	$61,235	$53,567

Weighted average shares outstanding - basic	89,122	83,143
Effect of dilutive securities:
Share options and awards	966	957
Operating partnership units	3,004	2,181
Weighted average shares outstanding - diluted	93,092	86,281

Newly Adopted Accounting Pronouncements

In December 2004 the FASB issued SFAS No. 123R, “Share-Based Payment,” which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. This accounting standard focuses primarily on equity transactions with employees and will be effective in our reporting for the year beginning January 1, 2006. Currently we record compensation expense over the vesting period on awards granted since January 1, 2003. Awards granted prior to January 1, 2003 are not recorded as compensation expense but their impact on net income is disclosed. Under SFAS No. 123R, we will record compensation expense on those awards granted prior to January 1, 2003 as they vest. We believe that the adoption of SFAS No. 123R will not have a material effect on our financial position, results of operations or cash flows.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose us to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At March 31, 2005, we had fixed-rate debt of $1.9 billion and variable-rate debt of $250.8 million, after adjusting for the net effect of $132.5 million notional amount of interest rate swaps.

ITEM 4. Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2005. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2005.

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

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

A Form 8-K, dated February 24, 2005, was filed in response to Item 2.02. Results of Operations and Financial Condition and Item 9.01. Financial Statements and Exhibits.

A Form 8-K, dated March 31, 2005, was filed in response to Item 8.01. Other Events.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEINGARTEN REALTY INVESTORS
(Registrant)

By:	/s/ Andrew M. Alexander
Andrew M. Alexander
Chief Executive Officer

By:	/s/ Joe D. Shafer
Joe D. Shafer
Vice President/Controller
(Principal Accounting Officer)

DATE: May 10, 2005

EXHIBIT INDEX

Exhibit Number

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