Form 10-Q
period 2005-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2005-08-09
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

As of July 29, 2005, there were 89,223,806 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

WEINGARTEN REALTY INVESTORS
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues:
Rentals	$133,598	$119,622	$264,318	$232,435
Other	3,134	1,483	4,283	3,310
Total	136,732	121,105	268,601	235,745
Expenses:
Depreciation and amortization	31,476	28,608	61,858	54,584
Operating	19,298	18,437	38,503	35,181
Ad valorem taxes	15,929	14,321	31,759	28,375
General and administrative	4,522	3,936	8,769	7,962
Impairment loss		2,700		2,700
Total	71,225	68,002	140,889	128,802

Operating Income	65,507	53,103	127,712	106,943
Interest Expense	(31,887)	(28,140)	(62,490)	(55,873)
Loss on Redemption of Preferred Shares		(3,566)		(3,566)
Equity in Earnings of Joint Ventures, net	1,619	1,587	2,893	2,816
Income Allocated to Minority Interests	(1,745)	(975)	(3,145)	(1,854)
Gain on Sale of Properties	22,006	102	21,979	419
Income from Continuing Operations	55,500	22,111	86,949	48,885
Operating Income from Discontinued Operations	878	1,641	1,876	3,276
Gain on Sale of Properties from Discontinued Operations	13,827	13,430	17,942	13,430
Income from Discontinued Operations	14,705	15,071	19,818	16,706
Net Income	70,205	37,182	106,767	65,591
Preferred Share Dividends	(2,526)	(1,265)	(5,051)	(2,531)
Net Income Available to Common Shareholders	$67,679	$35,917	$101,716	$63,060
Net Income Per Common Share - Basic:
Income from Continuing Operations	$.59	$.24	$.92	$.55
Income from Discontinued Operations	.17	.18	.22	.20
Net Income	$.76	$.42	$1.14	$.75
Net Income Per Common Share - Diluted:
Income from Continuing Operations	$.58	$.24	$.91	$.55
Income from Discontinued Operations	.16	.18	.21	.19
Net Income	$.74	$.42	$1.12	$.74

Net Income	$70,205	$37,182	$106,767	$65,591
Other Comprehensive Income (Loss):
Unrealized derivative gain on interest rate swaps		2,389		939
Amortization of forward-starting interest rate swaps	(85)	87	(169)	65
Unrealized derivative loss on forward-starting interest rate swaps		(720)		(4,977)
Other Comprehensive Income (Loss)	(85)	1,756	(169)	(3,973)
Comprehensive Income	$70,120	$38,938	$106,598	$61,618

See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except per share amounts)

	June 30,	December 31,
	2005	2004

ASSETS
Property	$3,938,800	$3,751,607
Accumulated Depreciation	(645,883)	(609,772)
Property - net	3,292,917	3,141,835
Investment in Real Estate Joint Ventures	62,149	48,382
Total	3,355,066	3,190,217
Notes Receivable from Real Estate Joint Ventures and Partnerships	23,840	16,593
Unamortized Debt and Lease Costs	96,875	91,155
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $3,961 in 2005 and $4,205 in 2004)	47,113	57,964
Cash and Cash Equivalents	45,545	45,415
Restricted Deposits and Mortgage Escrows	16,471	10,623
Other	44,062	58,351

Total	$3,628,972	$3,470,318

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt	$2,221,554	$2,105,948
Accounts Payable and Accrued Expenses	93,447	99,680
Other	104,538	94,800
Total	2,419,539	2,300,428
Minority Interest	86,370	73,930
Commitments and Contingencies
Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000;
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2005 and 2004; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2005 and 2004; liquidation preference $72,500	1	1
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 150,000; shares issued and outstanding: 89,215 in 2005 and 89,066 in 2004	2,677	2,672
Additional Paid In Capital	1,286,950	1,283,270
Accumulated Dividends in Excess of Net Income	(161,994)	(185,243)
Accumulated Other Comprehensive Loss	(4,574)	(4,743)
Shareholders' Equity	1,123,063	1,095,960

Total	$3,628,972	$3,470,318

See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2005	2004

Cash Flows from Operating Activities:
Net income	$106,767	$65,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,581	56,045
Impairment loss		2,700
Loss on redemption of preferred shares		3,566
Equity earnings of joint ventures, net	(2,964)	(2,937)
Income allocated to minority interests	3,145	1,854
Gain on sale of properties	(39,921)	(13,849)
Distributions of income from unconsolidated entities	1,993	554
Changes in accrued rent and accounts receivable	10,469	1,478
Changes in other assets	(15,429)	(21,219)
Changes in accounts payable and accrued expenses	(16,002)	483
Other, net	396	569
Net cash provided by operating activities	111,035	94,835

Cash Flows from Investing Activities:
Investment in properties	(125,085)	(292,987)
Proceeds from sales and disposition of property, net	109,328	26,937
Changes in restricted deposits and mortgage escrows	(3,158)	(1,795)
Notes receivable:
Advances	(9,087)	(10,365)
Collections	1,856	2,238
Real estate joint ventures and partnerships:
Investments	(4,611)	(22,741)
Distributions	1,128	1,616
Net cash used in investing activities	(29,629)	(297,097)

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	46,217	403,070
Common shares of beneficial interest, net	1,882	119,351
Redemption of preferred shares of beneficial interest		(112,940)
Principal payments of debt	(46,652)	(111,476)
Common and preferred dividends paid	(83,518)	(73,636)
Other, net	795	338
Net cash provided by (used in) financing activities	(81,276)	224,707

Net increase in cash and cash equivalents	130	22,445
Cash and cash equivalents at January 1	45,415	20,255

Cash and cash equivalents at June 30	$45,545	$42,700

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

Basis of Presentation
The consolidated financial statements include the accounts of WRI and its subsidiaries, as well as 100% of the accounts of joint ventures and partnerships over which WRI exercises financial and operating control and the related amounts of minority interests. All significant intercompany balances and transactions have been eliminated. Investments in joint ventures and partnerships where WRI has the ability to exercise significant influence, but does not exercise financial and operating control, are accounted for using the equity method. WRI has determined that it is not required to consolidate any entities under the variable interest guidelines set forth in FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" or the expanded definition of operating control as defined in EITF Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

Revenue Recognition
Rental revenue is generally recognized on a straight-line basis over the life of the lease, which begins the earlier of the date the leasehold improvements are substantially complete or the contracted lease commencement date. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Revenue based on a percentage of tenants' sales is recognized only after the tenant exceeds their sales breakpoint.

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

Property includes costs for tenant improvements paid by WRI, including reimbursements to tenants for improvements that will remain the property of WRI after the lease expires.

WRI's properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property. Such carrying amount is adjusted, if necessary, to estimated fair value to reflect an impairment in the value of the asset.

Stock-Based Compensation
Stock-based employee compensation is recognized, as set forth in SFAS No. 123 as amended by SFAS No. 148, as new shares are awarded. The following table illustrates the effect on net income available to common shareholders and net income per common share if the fair value-based method had been applied to all outstanding awards in each period (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income available to common shareholders	$67,679	$35,917	$101,716	$63,060
Stock-based employee compensation included in net income available to common shareholders	114	46	197	93
Stock-based employee compensation determined under the fair value-based method for all awards	(213)	(140)	(425)	(280)

Pro forma net income available to common shareholders	$67,580	$35,823	$101,488	$62,873

Net income per common share:
Basic - as reported	$.76	$.42	$1.14	$.75

Basic - pro forma	$.76	$.42	$1.14	$.75

Net income per common share:
Diluted - as reported	$.74	$.42	$1.12	$.74

Diluted - pro forma	$.74	$.41	$1.12	$.74

Per Share Data
Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Numerator:
Net income available to common shareholders - basic	$67,679	$35,917	$101,716	$63,060
Income attributable to operating partnership units	1,339	866	2,573	1,691

Net income available to common shareholders - diluted	$69,018	$36,783	$104,289	$64,751

Denominator:
Weighted average shares outstanding - basic	89,178	85,598	89,150	84,371
Effect of dilutive securities:
Share options and awards	949	787	944	869
Operating partnership units	3,043	2,242	3,024	2,211

Weighted average shares outstanding - diluted	93,170	88,627	93,118	87,451

Options to purchase 372,649 common shares for the second quarter and six months ended June 30, 2005 were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price. Options to purchase 491,120 for the second quarter ended June 30, 2004 were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price. No common shares have been excluded from the six months ended June 30, 2004 calculation of net income per common share - diluted.

Cash Flow Information
All highly liquid investments with original maturities of three months or less are considered cash equivalents. We issued common shares of beneficial interest valued at $1.3 million during the first six months of 2005 in exchange for interests in limited partnerships, which had been formed to acquire properties. We assumed debt and accounts payable totaling $118.0 million and $105.7 million in connection with purchases and construction of property during the six months ended June 30, 2005 and 2004, respectively. Also, we issued operating partnership units valued at $6.0 million and $7.0 million during the six months ended 2005 and 2004, respectively, in association with property acquisitions utilizing the DownREIT structure. Cash payments for interest on debt, net of amounts capitalized, of $62.9 million and $54.1 million were made during the six months ended June 30, 2005 and 2004, respectively. In connection with the sale of improved properties, a $15.5 million capital lease obligation was satisfied. In connection with the sale of an 80% interest in two retail properties in Louisiana, we assumed debt of $11.1 million and retained a 20% unconsolidated investment of $14.7 million.

Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted cash that is held in a qualified escrow account for the purposes of completing like-kind exchange transactions. At June 30, 2005, we had $13.4 million held in escrow related to our mortgages and $3.1 million held for like-kind exchange transactions. At December 31, 2004, we had $10.6 million held in escrow related to our mortgages.

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

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of SFAS No. 154 will not have a material effect on our financial position, results of operations or cash flows.

In June 2005 the FASB ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF Issue 04-5 expands the definition of when a general partner, or general partners as a group, controls a limited partnership or similar entity. In July 2005 the FASB issued FSP No. SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5.” FSP No. SOP 78-9-1 eliminates the concept of “important rights” and replaces it with concepts of “kick-out rights” and “substantive participating rights” as defined in EITF Issue No. 04-5. FSP No. SOP 78-9-1 and EITF Issue No. 04-5 are effective for all general partners of partnerships formed or modified after June 29, 2005, and for all other partnerships the first reporting period beginning after December 15, 2005. We have applied FSP No. SOP 78-9-1 and EITF Issue No. 04-5 to our joint ventures and concluded that they did not require consolidation of additional entities.

Note 3. Discontinued Operations

During the first six months of 2005, six shopping centers and a vacant retail building located in Texas were sold. In addition, we sold two industrial properties in Las Vegas, Nevada and Austin, Texas, respectively. In 2004 three shopping centers, two industrial properties and a free-standing building located in College Station (1) and Houston (4), Texas and Oklahoma City (1) were sold. The operating results have been reclassified and reported as discontinued operations in the Statement of Consolidated Income and Comprehensive Income as set forth in SFAS No. 144, as well as any gain or loss on the respective dispositions during the first six months of 2005 and 2004. Included in the Consolidated Balance Sheet at December 31, 2004 is $31.7 million of Property, of which $4.7 million was reported as property held for sale, and $8.8 million of Accumulated Depreciation associated with the 2005 dispositions.

Subsequent to quarter-end, we sold a shopping center located in Sugar Land, Texas, which had been classified as held for sale at June 30, 2005. The operating results have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income, and $24.7 million was included as property held for sale in the Consolidated Balance Sheet at June 30, 2005.

The discontinued operations reported in 2005 and 2004 had no debt that was required to be repaid upon their disposition. In addition, we elected not to allocate other consolidated interest to discontinued operations since the interest savings to be realized from the proceeds of the sale of these operations was not material.

During the second quarter of 2005, we also sold an 80% interest in two additional shopping centers located in Shreveport and Lafayette, Louisiana. Due to our continuing involvement with the leasing and managing of operations for both properties, the operating results of these properties have not been reclassified and reported as discontinued operations in the Statement of Consolidated Income and Comprehensive Income.

Note 4. Derivatives and Hedging

We hedge the future cash flows of our debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions. At June 30, 2005, we had seven interest rate swap contracts with an aggregate notional amount of $95.0 million that convert fixed interest payments at rates ranging from 4.2% to 7.1% to variable interest payments. These contracts have been designated as fair value hedges. We have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates. The derivative instruments designated as fair value hedges on June 30, 2005 were reported at their fair values as Other Assets, net of accrued interest, of $1.1 million and as Other Liabilities, net of accrued interest, of $.5 million.

Changes in the market value of fair value hedges, both in the market value of the derivative instrument and in the market value of the hedged item, are recorded in earnings each reporting period, except for the portion of the hedge that proves ineffective. For the quarter and six months ending June 30, 2005 and 2004, these changes in fair market value offset with no impact to earnings.

As of June 30, 2005, the balance in Accumulated Other Comprehensive Loss relating to derivatives was $3.4 million. Within the next twelve months, we expect to amortize to interest expense approximately $0.3 million of that balance.

During the second quarter of 2005, we had three interest rate swap contracts with an aggregate notional of $37.5 million mature. All of these contracts were designated as fair value hedges.

The interest rate swaps decreased interest expense and increased net income by $0.4 million and $1.0 million for the three months ended June 30, 2005 and 2004, respectively, and $1.0 million and $1.7 million for the six months ended June 30, 2005 and 2004, respectively. The interest rate swaps decreased the average interest rate for our debt by 0.1% for both the six months ended June 30, 2005 and 2004. WRI could be exposed to credit losses in the event of nonperformance by the counter-party; however, management believes the likelihood of such nonperformance is remote.

Note 5. Debt

Our debt consists of the following (in thousands):

	June 30,	December 31,
	2005	2004

Debt payable to 2030 at 4.5% to 8.9%	$2,072,900	$1,987,828
Unsecured notes payable under revolving credit agreements	107,870	61,700
Obligations under capital leases	33,460	48,998
Industrial revenue bonds payable to 2015 at 2.3% to 4.5%	7,324	7,422

Total	$2,221,554	$2,105,948

The grouping of WRI’s total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	June 30,	December 31,
	2005	2004

As to interest rate (including the effects of interest rate swaps):
Fixed-rate debt	$1,994,438	$1,887,342
Variable-rate debt	227,116	218,606

Total	$2,221,554	$2,105,948

As to collateralization:
Unsecured debt	$1,373,345	$1,364,504
Secured debt	848,209	741,444

Total	$2,221,554	$2,105,948

At June 30, 2005, we had a $400 million unsecured revolving credit facility that matures in November 2006, but which allows a one-time, one-year extension solely at our option. We also had an agreement for an unsecured and uncommitted overnight credit facility totaling $20 million with a bank to be used for cash management purposes. At June 30, 2005, the balance outstanding under the $400 million revolving credit facility was $90.0 million and we had $17.9 million outstanding under the $20 million credit facility.

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

Note 6. Property

Our property consists of the following (in thousands):

	June 30,	December 31,
	2005	2004

Land	$737,272	$711,092
Land held for development	19,850	20,696
Land under development	18,440	18,712
Buildings and improvements	3,095,570	2,930,845
Construction in-progress	43,004	65,551
Property held for sale	24,664	4,711

Total	$3,938,800	$3,751,607

Interest and ad valorem taxes capitalized to land under development or buildings under construction was $1.1 million and $1.6 million for the quarters ended June 30, 2005 and 2004, respectively, and $1.9 million and $3.2 million for the six months ended June 30, 2005 and 2004, respectively.

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

	June 30,	December 31,
	2005	2004

Above-market leases	$10,537	$9,230
Below-market leases	(14,335)	(7,733)
Out-of-market assumed mortgages	(51,447)	(32,894)
Lease origination costs	32,992	25,764

These identifiable debit and credit intangibles are amortized over the terms of the acquired leases or the remaining lives of the mortgages. The above-market leases are included in Other Assets, and the below-market leases and out-of-market assumed mortgages are included in Other Liabilities. Unamortized Debt and Lease Costs include the lease origination costs.

During the first six months of 2005, we invested $229.4 million in the acquisition of nine shopping centers and one industrial property that are located in California, Florida, Georgia, Nevada and North Carolina. An additional $3.2 million was invested in a shopping center in Florida through a 25%-owned unconsolidated joint venture.

WRI has seven retail developments in various stages of development, including one that commenced during the second quarter of 2005. During the first six months of 2005, we invested $8.9 million in these new development projects. We expect to invest approximately $26.1 million to complete construction of these seven retail developments.

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

	June 30,	December 31,
	2005	2004

Combined Balance Sheets

Property	$338,216	$248,397
Accumulated depreciation	(28,138)	(25,746)
Property - net	310,078	222,651

Other assets	36,449	25,723

Total	$346,527	$248,374

Debt	$115,818	$116,847
Amounts payable to WRI	24,644	17,469
Other liabilities	9,656	8,189
Accumulated equity	196,409	105,869

Total	$346,527	$248,374

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Combined Statements of Income

Revenues	$10,330	$8,039	$18,816	$15,705

Expenses:
Depreciation and amortization	2,571	1,592	4,661	3,151
Interest	2,551	1,456	4,478	3,455
Operating	1,267	1,029	2,389	2,146
Ad valorem taxes	1,188	942	2,325	1,934
General and administrative	172	43	281	107

Total	7,749	5,062	14,134	10,793
Loss on sale of property	(6)		(8)

Net Income	$2,575	$2,977	$4,674	$4,912

Our investment in real estate joint ventures, as reported on the balance sheets, differs from our proportionate share of the joint ventures' underlying net assets due to basis differentials, which arose upon the transfer of assets from us to the joint ventures. This basis differential, which totaled $10.4 million and $5.0 million at June 30, 2005 and December 31, 2004, respectively, is depreciated over the useful lives of the related assets.

Fees earned by us for the management of these joint ventures totaled $.2 million and $.1 million for the quarters ended June 30, 2005 and 2004, respectively, and $.4 million and $.3 million for the six months ended June 30, 2005 and 2004, respectively.

In March 2005 we acquired our joint venture partners' interest in one of our existing shopping centers located in Texas. Also, in March 2005 a 50%-owned unconsolidated joint venture acquired an interest in a retail property located in McAllen, Texas, which will be redeveloped. In April 2005 we sold an 80% interest in two retail properties totaling 295,000 square feet in Lafayette and Shreveport, Louisiana. These properties are held in a tenancy-in-common arrangement in which we retained a 20% interest. In May 2005 we acquired a 25% interest in Lake Washington Crossing, a 118,800 square foot retail center located in Melbourne, Florida.

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

Information concerning our reportable segments is as follows (in thousands):

	Shopping
	Center	Industrial	Other	Total

Three Months Ended
June 30, 2005:
Revenues	$124,576	$11,870	$286	$136,732
Net operating income	92,966	8,403	136	101,505
Equity in earnings of joint ventures	1,582	21	16	1,619
Investment in real estate joint ventures	59,958	522	1,669	62,149
Total assets	3,037,762	287,282	303,928	3,628,972

Three Months Ended
June 30, 2004:
Revenues	$109,557	$11,243	$305	$121,105
Net operating income	80,402	7,939	6	88,347
Equity in earnings (losses) of joint ventures	1,700	69	(182)	1,587
Investment in real estate joint ventures	47,901	581	457	48,939
Total assets	2,772,805	296,030	279,191	3,348,026

Six Months Ended
June 30, 2005:
Revenues	$243,612	$23,610	$1,379	$268,601
Net operating income	180,594	16,836	909	198,339
Equity in earnings of joint ventures	2,815	43	35	2,893

Six Months Ended
June 30, 2004:
Revenues	$212,354	$22,392	$999	$235,745
Net operating income	155,872	15,903	414	172,189
Equity in earnings (losses) of joint ventures	2,885	104	(173)	2,816

Net operating income reconciles to Income from Continuing Operations as shown on the Statements of Consolidated Income and Comprehensive Income as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Total segment net operating income	$101,505	$88,347	$198,339	$172,189
Less:
Depreciation and amortization	31,476	28,608	61,858	54,584
General and administrative	4,522	3,936	8,769	7,962
Impairment loss		2,700		2,700
Interest expense	31,887	28,140	62,490	55,873
Loss on redemption of preferred shares		3,566		3,566
Income allocated to minority interests	1,745	975	3,145	1,854
Equity in earnings of joint ventures, net	(1,619)	(1,587)	(2,893)	(2,816)
Gain on sale of properties	(22,006)	(102)	(21,979)	(419)

Income from Continuing Operations	$55,500	$22,111	$86,949	$48,885

Note 9. Employee Benefit Plans

WRI sponsors a noncontributory qualified retirement plan and a separate and independent nonqualified supplemental retirement plan for officers of WRI. The components of net periodic benefit costs for both plans are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Service cost	$734	$341	$1,110	$682
Interest cost	476	449	778	898
Expected return on plan assets	(297)	(437)	(506)	(874)
Prior service cost	(32)	(54)	(54)	(108)
Recognized loss	39	50	67	100

Total	$920	$349	$1,395	$698

We contributed $1.7 million to the qualified retirement plan during the second quarter of 2005. We are not required under ERISA to make any additional contributions to this plan during the remainder of 2005. We also made elective contributions to the supplemental retirement plan of $1.4 million during the first quarter of 2005 for the plan year ending December 31, 2004 plus $2.0 million during the third quarter of 2005 for the plan year ending December 31, 2005. We do not anticipate making any additional contributions to the supplemental retirement plan during the remainder of 2005.

Note 10. Bankruptcy Remote Properties

We had 61 properties, having a net book value of approximately $1.2 billion at June 30, 2005 (collectively the "Bankruptcy Remote Properties", and each a "Bankruptcy Remote Property"), which are wholly owned by various "Bankruptcy Remote Entities". Each Bankruptcy Remote Entity is either a direct or an indirect subsidiary of us. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against us, our affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay our creditors, any of its affiliates, or any other person or entity. Neither we nor any of our affiliates have agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any other Bankruptcy Remote Entity.

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

At June 30, 2005, we owned or operated under long-term leases, either directly or through our interest in joint ventures or partnerships, a total of 350 developed, income-producing properties and three properties that are in various stages of development and have no rental income. Our 353 properties are located in 20 states that span the southern half of the United States from coast to coast and include 294 shopping centers and 59 industrial properties. We have approximately 5,300 leases and 7,000 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Leases generally include minimum lease payments (which often increase over the lease term), reimbursements of property operating expenses, including ad valorem taxes, and additional rent payments based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.

In assessing the performance of our properties, management carefully tracks the occupancy of the portfolio. Occupancy for the total portfolio was 94.2% at June 30, 2005 and 2004. Another important indicator of performance is the spread in rental rates on a same-space basis as we complete new leases and renew existing leases. We have completed 632 new leases or renewals for the first six months of 2005 totaling 3.5 million square feet, increasing rental rates an average of 8.0% on a same-space basis. Net of capital costs, the average increase in rental rates was 5.2%.

With respect to external growth through acquisitions and new developments, management closely monitors movements in returns in relation to our blended weighted average cost of capital, the amount of product in the acquisition and new development pipelines and the geographic areas in which opportunities are present. We purchased ten shopping centers and one industrial property during the first half of 2005 comprising 1.6 million square feet, and representing a total investment of $232.6 million, including investments made through joint ventures or partnerships. Our purchases include five in North Carolina, two each in Florida and Georgia, and one in both California and Nevada.

New development activity consists of seven retail developments in various stages of development, which includes two that commenced during the first half of 2005. Anchored by market-dominant supermarkets or national discount department stores, these developments will represent an investment of approximately $50 million and will add 404,000 square feet to the portfolio when completed. These properties are slated to open during the remainder of 2005 or 2006.

Continuing our strategy of selling assets that no longer meet our ownership criteria, we disposed of nine properties during the first half of 2005. The disposition included six shopping centers, two industrial properties and a vacant building. In addition, we sold an 80% interest in two shopping centers located in Louisiana. These property sales represented a total of 798,000 square feet and provided proceeds of $99.1 million, generating a gain of $39.7 million.

We continue to maintain a strong, conservative capital structure, which provides ready access to a variety of attractive capital sources. We carefully balance obtaining low cost financing with minimizing exposure to interest rate movements, matching long-term liabilities with the long-term assets acquired or developed.

With respect to future trends, management expects continued improvement in the performance of the existing portfolio through strong occupancy and increases in rental rates as the economy trends upward. Any deterioration in the economy could alter these expectations. Regarding external growth, we have already closed two acquisitions totaling $26 million in the third quarter of 2005 and have over $79 million of properties in the pipeline. Also, we are seeing a significant increase in the development pipeline. We currently have fifteen sites under contract negotiations, which will add 2.2 million square feet with an investment value of approximately $225 million when fully developed over the next two to three years. These potential acquisitions or new development opportunities are still subject to a stringent due diligence process and, therefore, there is no assurance that any or all will be purchased or developed. Changes in interest rates and the capitalization rates inherent in the pricing of acquisitions could affect our external growth prospects in 2005. Also, subsequent to quarter-end, we sold a shopping center in Sugar Land, Texas.

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

Basis of Presentation
Our consolidated financial statements include the accounts of our subsidiaries, as well as 100% of the accounts of joint ventures and partnerships over which we exercise financial and operating control and the related amounts of minority interests. All significant intercompany balances and transactions have been eliminated. Investments in joint ventures and partnerships where we have the ability to exercise significant influence, but do not exercise financial and operating control, are accounted for using the equity method. We have determined that we are not required to consolidate any entities under the variable interest guidelines set forth in FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" or the expanded definition of operating control as defined in EITF Issue No. 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

Revenue Recognition
Rental revenue is generally recognized on a straight-line basis over the life of the lease, which begins the earlier of the date the leasehold improvements are substantially complete or the contracted lease commencement date. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Revenue based on a percentage of tenants' sales is recognized only after the tenant exceeds their sales breakpoint.

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

Property includes costs for tenant improvements paid by us, including reimbursements to tenants for improvements that will remain our property after the lease expires.

Our properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property. Such carrying amount is adjusted, if necessary, to estimated fair value to reflect an impairment in the value of the asset.

Results of Operations
Comparison of the Three Months Ended June 30, 2005 to the Three Months Ended June 30, 2004

Revenues
Total revenues increased by $15.6 million or 12.9% in 2005 ($136.7 million in 2005 versus $121.1 million in 2004). This increase resulted primarily from the increase in rental revenues of $14.0 million and an increase in other income of $1.6 million. Property acquisitions and new development activity contributed $10.8 million of the rental income increase with $4.3 million resulting from our existing properties, based on the occupancy and average rental rate factors described below. Offsetting these rental income increases is a decrease of $1.1 million, which results from the sale of an 80% interest in two retail centers in Louisiana.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	June 30,
	2005	2004

Shopping Centers	94.8%	94.7%
Industrial	91.9%	92.7%
Total	94.2%	94.2%

In the second quarter of 2005, we completed 336 renewals and new leases comprising 1.7 million square feet at an average rental rate increase of 8.1%.

Other income increased by $1.6 million or 106.7% in 2005 ($3.1 million in 2005 versus $1.5 million in 2004). This increase was due primarily to an increase in lease cancellation payments from various tenants.

Expenses
Total expenses increased by $3.2 million or 4.7% in 2005 ($71.2 million in 2005 versus $68.0 million in 2004).

The increases in 2005 for depreciation and amortization expense ($2.9 million), operating expenses ($.9 million) and ad valorem taxes ($1.6 million) were primarily a result of the properties acquired and developed during the year. Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues were 26% in 2005 and 27% in 2004.

General and administrative expenses increased by $.6 million or 15.4% in 2005 ($4.5 million in 2005 versus $3.9 million in 2004). This increase resulted primarily from normal compensation increases as well as increases in staffing necessitated by the growth in the portfolio. General and administrative expense as a percentage of rental revenues was 3% in both 2005 and 2004.

Impairment loss of $2.7 million in 2004 represents a charge related to a parcel of land held for development in Houston, Texas which was sold in December 2004. The estimated holding period and estimated cash flows to be generated from this asset were revised resulting in the impairment loss.

Other
Interest expense increased by $3.8 million or 13.5% in 2005 ($31.9 million in 2005 versus $28.1 million in 2004). The components of interest expense were as follows (in thousands):

	Three Months Ended
	June 30,
	2005	2004

Gross interest expense	$34,714	$30,725
Interest on preferred shares subject to mandatory redemption		22
Over-market mortgage adjustment of acquired properties	(1,870)	(1,243)
Capitalized interest	(957)	(1,364)

Total	$31,887	$28,140

Gross interest expense increased $4.0 million ($34.7 million in 2005 versus $30.7 million in 2004) due to an increase in the average debt outstanding from $2.1 billion in 2004 to $2.2 billion in 2005 and by an increase in the weighted average interest rate between the two periods from 5.9% in 2004 to 6.3% in 2005. Interest on preferred shares subject to mandatory redemption decreased due to the redemption of the Series C Cumulative Redeemable Preferred Shares in April 2004. The increase in the over-market mortgage adjustment of $.6 million resulted from our property acquisitions. Capitalized interest decreased $.4 million due to completion of new development projects in 2004.

Loss on redemption of preferred shares of $3.6 million in 2004 represents the unamortized original issuance costs related to the Series C Cumulative Preferred Shares redeemed in April 2004.

Income allocated to minority interests increased by $.7 million or 70.0% in 2005 ($1.7 million in 2005 versus $1.0 million in 2004). This increase resulted primarily from the acquisition of five retail properties during 2004 through limited partnerships utilizing the DownREIT structure. In June 2005 three additional retail properties were acquired through a limited partnership utilizing the DownREIT structure. These limited partnerships are consolidated in our consolidated financial statements because we exercise financial and operating control.

Gain on sale of properties increased by $21.9 million in 2005 ($22.0 million in 2005 versus $.1 million in 2004). This increase was due primarily to the sale of an 80% interest in two shopping centers in Lafayette and Shreveport, Louisiana totaling 295,000 square feet. Due to our continuing involvement with the leasing and managing of operations for both properties, the operating results of these properties have not been reclassified and reported as discontinued operations. The gain on the sale of our 80% interest in these two properties totaled $21.7 million.

Results of Operations
Comparison of the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004

Revenues
Total revenues increased by $32.9 million or 14.0% in 2005 ($268.6 million in 2005 versus $235.7 million in 2004). This increase resulted primarily from the increase in rental revenues of $31.9 million and an increase in other income of $1.0 million. Property acquisitions and new development activity contributed $24.2 million of the rental income increase with $8.7 million resulting from our existing properties, based on the occupancy and average rental rate factors described below. Offsetting these rental income increases is a decrease of $1.0 million, which results from the sale of an 80% interest in two retail centers in Louisiana.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	June 30,
	2005	2004

Shopping Centers	94.8%	94.7%
Industrial	91.9%	92.7%
Total	94.2%	94.2%

In the first six months of 2005, we completed 632 renewals and new leases comprising 3.5 million square feet at an average rental rate increase of 8.0%.

Other income increased by $1.0 million or 30.3% in 2005 ($4.3 million in 2005 versus $3.3 million in 2004). This increase was due primarily to an increase in lease cancellation payments from various tenants.

Expenses
Total expenses increased by $12.1 million or 9.4% in 2005 ($140.9 million in 2005 versus $128.8 million in 2004).

The increases in 2005 for depreciation and amortization expense ($7.3 million), operating expenses ($3.3 million) and ad valorem taxes ($3.4 million) were primarily a result of the properties acquired and developed during the year. Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues were 27% in 2005 and 2004.

General and administrative expenses increased by $.8 million or 10.0% in 2005 ($8.8 million in 2005 versus $8.0 million in 2004). This increase resulted primarily from normal compensation increases as well as increases in staffing necessitated by the growth in the portfolio. General and administrative expense as a percentage of rental revenues was 3% in both 2005 and 2004.

Impairment loss of $2.7 million in 2004 represents a charge related to a parcel of land held for development in Houston, Texas which was sold in December 2004. The estimated holding period and estimated cash flows to be generated from this asset were revised resulting in the impairment loss.

Other
Interest expense increased by $6.6 million or 11.8% in 2005 ($62.5 million in 2005 versus $55.9 million in 2004). The components of interest expense were as follows (in thousands):

	Six Months Ended
	June 30,
	2005	2004

Gross interest expense	$67,510	$58,898
Interest on preferred shares subject to mandatory redemption		2,007
Over-market mortgage adjustment of acquired properties	(3,363)	(2,326)
Capitalized interest	(1,657)	(2,706)

Total	$62,490	$55,873

Gross interest expense increased $8.6 million ($67.5 million in 2005 versus $58.9 million in 2004) due to an increase in the average debt outstanding from $2.0 billion in 2004 to $2.2 billion in 2005 and by an increase in the weighted average interest rate between the two periods from 6.0% in 2004 to 6.3% in 2005. Interest on preferred shares subject to mandatory redemption decreased due to the redemption of the Series C Cumulative Redeemable Preferred Shares in April 2004. The increase in the over-market mortgage adjustment of $1.0 million resulted from our property acquisitions. Capitalized interest decreased $1.0 million due to completion of new development projects in 2004.

Loss on redemption of preferred shares of $3.6 million in 2004 represents the unamortized original issuance costs related to the Series C Cumulative Preferred Shares redeemed in April 2004.

Income allocated to minority interests increased by $1.2 million or 63.2% in 2005 ($3.1 million in 2005 versus $1.9 million in 2004). This increase resulted primarily from the acquisition of five retail properties during 2004 through a limited partnership utilizing the DownREIT structure. Also, in June 2005 three additional retail properties were acquired through a limited partnership utilizing the DownREIT structure. These limited partnerships are consolidated in our consolidated financial statements because we exercise financial and operating control.

Gain on sale of properties increased by $21.6 million in 2005 ($22.0 million in 2005 versus $.4 million in 2004). The increase was due primarily to the sale of an 80% interest in two shopping centers in Lafayette and Shreveport, Louisiana totaling 295,00 square feet. Due to our continuing involvement with the leasing and managing of operations for both properties, the operating results of these properties have not been reclassified and reported as discontinued operations. The gain on the sale of our 80% interest in these two properties totaled $21.7 million.

Income from discontinued operations increased $3.1 million or 18.6% in 2005 ($19.8 million in 2005 versus $16.7 million in 2004). This increase is due primarily to the disposition of nine properties totaling 503,000 square feet in the first half of 2005 that provided sales proceeds of $42.3 million and generated gains of $17.9 million. Included in this caption for 2004 are the operating results of properties disposed in 2005 and 2004 as well as the gain from the disposition of two retail properties during the first six months of 2004.

Capital Resources and Liquidity

Our primary liquidity needs are payment of our common and preferred dividends, maintaining and operating our existing properties, payment of our debt service costs, and funding planned growth primarily through acquisitions and new development. We anticipate that cash flows from operating activities will continue to provide adequate capital for all common and preferred dividend payments and debt service costs, as well as the capital necessary to maintain and operate our existing properties. Our primary source of capital for funding acquisitions and new development is our $400 million revolving credit facility coupled with cash generated from dispositions of properties that no longer meet our investment criteria and cash flow generated by our operating properties. Amounts outstanding under the revolving credit agreement are retired as needed with proceeds from the issuance of long-term unsecured debt, common and preferred equity, cash generated from dispositions of properties, and cash flow generated by our operating properties. As of June 30, 2005 the balance outstanding on our $400 million revolving credit facility was $90.0 million.

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

Investing Activities - Acquisitions
In the first six months of 2005, we invested $229.4 million in the acquisition of nine shopping centers and one industrial property. An additional $3.2 million was invested in a shopping center through a 25%-owned unconsolidated joint venture. The cash requirements for these acquisitions were initially financed either under our revolving credit facilities or using available cash generated from disposition of properties.

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

In April 2005 we acquired three additional retail centers adding 765,000 square feet to the portfolio. Pinecrest Plaza Shopping Center is located in Pinehurst, North Carolina and is anchored by Food Lion, Belk’s, Michael’s and Pier One. Thompson Bridge Commons is located in Gainesville, Georgia and is anchored by Kroger. Best in the West Shopping Center is located in Las Vegas, Nevada and is anchored by Best Buy, Office Depot and PetsMart.

In May 2005 a 25%-owned unconsolidated joint venture acquired an interest in Lake Washington Crossing Shopping Center, a 118,000 square foot shopping center, which is located in Melbourne, Florida. Publix and Beall’s department store anchor this retail center.

In June 2005 we acquired Marshall’s Plaza Shopping Center, a 78,800 square foot shopping center located in Modesto, California and anchored by Marshall’s. We also acquired a package of three properties in North Carolina. Bull City Market, a 42,500 square foot shopping center in Durham, is anchored by Whole Foods Market. Steele Creek Crossing, located in Charlotte, occupies 77,300 square feet and is anchored by BI-LO and Eckerd. Johnston Road Plaza, also located in Charlotte, contains 79,500 square feet and is anchored by Food Lion. These North Carolina acquisitions were acquired in a limited partnership utilizing a DownREIT structure and are included in our consolidated financial statements because we exercise financial and operating control.

Investing Activities-Dispositions
In the first six months of 2005, six shopping centers and a vacant retail building located in Texas were sold. In addition, we sold two industrial properties in Las Vegas, Nevada and Austin, Texas. We also sold an 80% interest in two additional shopping centers located in Shreveport, and Lafayette, Louisiana. These 11 properties, totaling 798,000 square feet, provided sales proceeds of $99.1 million and generated gains of $39.6 million.

Investing Activities - New Development and Capital Expenditures
With respect to new development, we have seven retail projects in various stages of development. These projects, upon completion, will represent an investment of $50 million and add 404,000 square feet to the portfolio. We expect to invest $11 million in these projects over the remainder of 2005 and they are slated to open during the remainder of 2005 or 2006. All new development in the first six months of 2005 was initially financed under our revolving credit facilities.

Financing Activities - Debt
Total debt outstanding increased to $2.2 billion at June 30, 2005 from $2.1 billion at December 31, 2004, due primarily to funding of acquisitions and new development. Total debt at June 30, 2005 includes $2.0 billion on which interest rates are fixed and $227.1 million which bears interest at variable rates, including the effect of $95.0 million of interest rate swaps. Additionally, debt totaling $848.2 million was secured by operating properties while the remaining $1.4 billion was unsecured.

We have a $400 million unsecured revolving credit facility with a syndicate of banks that bears an interest rate of LIBOR plus 50 basis points. The facility allows us to hold auctions at lower pricing for up to $200 million. The facility matures in November 2006, but allows a one-time, one-year extension at our option. The facility can be increased to $600 million at our option prior to November 2005. Currently we are in full compliance with the Amended and Restated Credit Agreement in place. We also have an unsecured and uncommitted overnight credit facility totaling $20 million to be used for cash management purposes.

At June 30, 2005, we had seven interest rate swap contracts with an aggregate notional amount of $95.0 million that convert fixed rate interest payments at rates ranging from 4.2% to 7.1% to variable interest payments. We could be exposed to credit losses in the event of nonperformance by the counter-party; however, management believes the likelihood of such nonperformance to be remote.

During the second quarter of 2005, we had three interest rate swap contracts with an aggregate notional of $37.5 million mature. All of these contracts were designated as fair value hedges.

In conjunction with acquisitions completed during the six months ended June 30, 2005, we assumed $120.3 million of nonrecourse debt secured by the related properties, which had a weighted average interest rate of 7.5% and a weighted average remaining life of 11.7 years.

Financing Activities - Equity
Common and preferred dividends increased to $83.5 million in the first six months of 2005, compared to $73.6 million for the first six months of 2004. The dividend rate for the common shares for the first and second quarter of 2005 was $0.44 compared to $0.415 for the same periods in 2004. Our dividend payout ratio on common equity for the first six months of 2005 and 2004 approximated 64.5% and 69.5%, respectively, based on funds from operations for the applicable period. We do not have a common share buyback program.

In September 2004 the SEC declared effective two additional shelf registration statements totaling $1.55 billion, all of which was available as of August 1, 2005. In addition, we have $160.4 million available as of August 1, 2005 under our $1 billion shelf registration statement, which became effective in April 2003. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

Contractual Obligations

The following table summarizes our principal contractual obligations as of June 30, 2005 (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total

Unsecured Debt: (1)
Medium Term Notes	$15,000	$37,000	$79,000	$36,000	$32,000	$868,220	$1,067,220
7% 2011 Bonds						200,000	200,000
Revolving Credit Facilities	17,870	90,000					107,870

Secured Debt	24,201	25,332	23,916	199,378	70,556	504,826	848,209

Ground Lease Payments	746	1,429	1,170	1,075	1,046	27,174	32,640

Obligations to Acquire Projects	26,125						26,125

Obligations to Develop Projects	10,573	15,478					26,051

Total Contractual Obligations	$94,515	$169,239	$104,086	$236,453	$103,602	$1,600,220	$2,308,115
_________________________

(1)
Total unsecured debt obligations as shown above are $1.7 million more than total unsecured debt as reported due to the unamortized discount on medium term notes and the fair value of interest rate swaps.

As of June 30, 2005 and 2004, we do not have any off-balance sheet arrangements that would materially affect our liquidity or availability of, or requirement for, our capital resources.

Funds from Operations

The National Association of Real Estate Investment Trusts defines funds from operations as net income (loss) available to common shareholders computed in accordance with generally accepted accounting principles, excluding gains or losses from sales of property, plus real estate related depreciation and amortization, and after adjustments for our share of unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. We calculate FFO in a manner consistent with the NAREIT definition. We believe FFO is an appropriate supplemental measure of operating performance because it helps investors compare the operating performance of us relative to other REITs. Management also uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that uses historical cost accounting is insufficient by itself. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

Funds from operations is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income available to common shareholders	$67,679	$35,917	$101,716	$63,060
Depreciation and amortization	29,447	27,027	57,759	51,781
Depreciation and amortization of unconsolidated joint ventures	939	701	1,843	1,358
Gain on sale of properties	(35,622)	(13,508)	(39,713)	(13,825)
Loss on sale of properties of unconsolidated joint ventures	2		3
Funds from operations	62,445	50,137	121,608	102,374
Funds from operations attributable to operating partnership units	2,161	1,508	4,234	2,838

Funds from operations assuming conversion of OP units	$64,606	$51,645	$125,842	$105,212

Weighted average shares outstanding - basic	89,178	85,598	89,150	84,371
Effect of dilutive securities:
Share options and awards	949	787	943	869
Operating partnership units	3,043	2,242	3,025	2,211

Weighted average shares outstanding - diluted	93,170	88,627	93,118	87,451

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

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of SFAS No. 154 will not have a material effect on our financial position, results of operations or cash flows.

In June 2005 the FASB ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF Issue 04-5 expands the definition of when a general partner, or general partners as a group, controls a limited partnership or similar entity. In July 2005 the FASB issued FSP No. SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5.” FSP No. SOP 78-9-1 eliminates the concept of “important rights” and replaces it with concepts of “kick-out rights” and “substantive participating rights” as defined in EITF Issue No. 04-5. FSP No. SOP 78-9-1 and EITF Issue No. 04-5 are effective for all general partners of partnerships formed or modified after June 29, 2005, and for all other partnerships the first reporting period beginning after December 15, 2005. We have applied FSP No. SOP 78-9-1 and EITF Issue No. 04-5 to our joint ventures and concluded that they did not require consolidation of additional entities.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose us to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At June 30, 2005, we had fixed-rate debt of $2.0 billion and variable-rate debt of $227.1 million, after adjusting for the net effect of $95.0 million notional amount of interest rate swaps.

ITEM 4. Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2005. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2005.

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on May 3, 2005. At that meeting:

(1) The shareholders elected each of the nine nominees to the Board of Trust Managers for a one-year term:

TRUST MANAGER	FOR	WITHHELD

Stanford Alexander	75,583,659	766,457
Andrew M. Alexander	75,595,790	754,327
J. Murry Bowden	75,869,384	480,733
James W. Crownover	75,760,610	589,506
Robert J. Cruikshank	74,254,555	2,095,561
Melvin A. Dow	74,055,889	2,294,228
Stephen A. Lasher	75,439,589	910,528
Douglas W. Schnitzer	75,542,019	808,098
Marc J. Shapiro	75,528,212	821,905

TOTAL	677,629,707	9,521,343

(2) The shareholders ratified the appointment of Deloitte & Touche LLP as our independent accountants:

FOR	75,487,050
AGAINST	736,434
ABSTAIN	126,632

TOTAL	76,350,116

ITEM 6. Exhibits

(a)	Exhibits
	3.1	Restated Declaration of Trust (filed as Exhibit 3.1 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
	3.2	Amendment of the Restated Declaration of Trust (filed as Exhibit 3.2 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
	3.3	Second Amendment of the Restated Declaration of Trust (filed as Exhibit 3.3 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
	3.4	Third Amendment of the Restated Declaration of Trust (filed as Exhibit 3.4 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
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

	3.7	Amended and Restated Bylaws of WRI (filed as Exhibit 99.2 to WRI's Registration Statement on Form 8-A dated February 23, 1998 and incorporated herein by reference).
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

	4.3	Form of Fixed Rate Senior Medium Term Note (filed as Exhibit 4.19 to WRI's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
	4.4	Form of Floating Rate Senior Medium Term Note (filed as Exhibit 4.20 to WRI's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
	4.5	Form of Fixed Rate Subordinated Medium Term Note (filed as Exhibit 4.21 to WRI's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
	4.6	Form of Floating Rate Subordinated Medium Term Note (filed as Exhibit 4.22 to WRI's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
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

	4.9	6.75% Series D Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to WRI's Registration Statement on Form 8-A dated April 17, 2003 and incorporated herein by reference).
	4.10	6.95% Series E Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to WRI's Registration Statement on Form 8-A dated July 8, 2004 and incorporated herein by reference).

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

4.13	Form of 7% Notes due 2011 (filed as Exhibit 4.17 to WRI's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.1†	1988 Share Option Plan of WRI, as amended (filed as Exhibit 10.1 to WRI's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).
10.2†
Weingarten Realty Investors Supplemental Retirement Account Plan, as amended and restated (filed as Exhibit 10.26 to WRI's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.3†	The Savings and Investment Plan for Employees of WRI, as amended (filed as Exhibit 4.1 to WRI's Registration Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).
10.4†
The Fifth Amendment to Savings and Investment Plan for Employees of WRI (filed as Exhibit 4.1.1 to WRI's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).

10.5†	The 1993 Incentive Share Plan of WRI (filed as Exhibit 4.1 to WRI's Registration Statement on Form S-8 (No. 33-52473) and incorporated herein by reference).
10.6†	1999 WRI Employee Share Purchase Plan (filed as Exhibit 10.6 to WRI's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.7†	2001 Long Term Incentive Plan (filed as Exhibit 10.7 to WRI's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
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

10.10† *	Weingarten Realty Investors Supplemental Executive Retirement Plan amended and restated effective September 1, 2002.
10.11† *	First Amendment to the Weingarten Realty Investors Supplemental Executive Retirement Plan amended on November 3, 2003.
10.12† *	Second Amendment to the Weingarten Realty Investors Supplemental Executive Retirement Plan amended October 22, 2004.
10.13† *	Third Amendment to the Weingarten Realty Investors Supplemental Executive Retirement Plan amended October 22, 2004.
10.14† *	Weingarten Realty Investors Retirement Benefit Restoration Plan adopted effective September 1, 2002.
10.15† *	First Amendment to the Weingarten Realty Investors Retirement Benefit Restoration Plan amended on November 3, 2003.
10.16† *	Second Amendment to the Weingarten Realty Investors Retirement Benefit Restoration Plan amended October 22, 2004.
10.17† *	Weingarten Realty Investors Deferred Compensation Plan amended and restated as a separate and independent plan effective September 1, 2002.

10.18† *	Supplement to the Weingarten Realty Investors Deferred Compensation Plan amended on April 25, 2003.
10.19† *	First Amendment to the Weingarten Realty Investors Deferred Compensation Plan amended on November 3, 2003.
10.20† *	Second Amendment to the Weingarten Realty Investors Deferred Compensation Plan amended and restated effective January 1, 2004.
10.21† *	Trust Under the Weingarten Realty Investors Deferred Compensation Plan amended and restated effective October 21, 2003.
10.22† *	Trust Under the Weingarten Realty Investors Retirement Benefit Restoration Plan amended and restated effective October 21, 2003.
10.23† *	Trust Under the Weingarten Realty Investors Supplemental Executive Retirement Plan amended and restated effective October 21, 2003.
10.24† *
First Amendment to the Trust Under the Weingarten Realty Investors Deferred Compensation Plan, Supplemental Executive Retirement Plan, and Retirement Benefit Restoration Plan amended on March 16, 2004.

12.1 *	A statement of computation of ratios of earnings and funds from operations to combined fixed charges and preferred dividends.
31.1 *	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2 *	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1 **	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2 **	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
_______________

*	Filed with this report.

**	Furnished with this report.

†	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEINGARTEN REALTY INVESTORS
(Registrant)

By:	/s/ Andrew M. Alexander
Andrew M. Alexander
Chief Executive Officer

By:	/s/ Joe D. Shafer
Joe D. Shafer
Vice President/Controller
(Principal Accounting Officer)

DATE: August 9, 2005

EXHIBIT INDEX

Exhibit Number

3.1	Restated Declaration of Trust (filed as Exhibit 3.1 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.2	Amendment of the Restated Declaration of Trust (filed as Exhibit 3.2 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.3	Second Amendment of the Restated Declaration of Trust (filed as Exhibit 3.3 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.4	Third Amendment of the Restated Declaration of Trust (filed as Exhibit 3.4 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
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

3.7	Amended and Restated Bylaws of WRI (filed as Exhibit 99.2 to WRI's Registration Statement on Form 8-A dated February 23, 1998 and incorporated herein by reference).
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

4.3	Form of Fixed Rate Senior Medium Term Note (filed as Exhibit 4.19 to WRI's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.4	Form of Floating Rate Senior Medium Term Note (filed as Exhibit 4.20 to WRI's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.5	Form of Fixed Rate Subordinated Medium Term Note (filed as Exhibit 4.21 to WRI's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.6	Form of Floating Rate Subordinated Medium Term Note (filed as Exhibit 4.22 to WRI's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
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

4.9	6.75% Series D Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to WRI's Registration Statement on Form 8-A dated April 17, 2003 and incorporated herein by reference).
4.10	6.95% Series E Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to WRI's Registration Statement on Form 8-A dated July 8, 2004 and incorporated herein by reference).

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

4.13	Form of 7% Notes due 2011 (filed as Exhibit 4.17 to WRI's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.1	1988 Share Option Plan of WRI, as amended (filed as Exhibit 10.1 to WRI's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).
10.2
Weingarten Realty Investors Supplemental Retirement Account Plan, as amended and restated (filed as Exhibit 10.26 to WRI's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.3	The Savings and Investment Plan for Employees of WRI, as amended (filed as Exhibit 4.1 to WRI's Registration Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).
10.4
The Fifth Amendment to Savings and Investment Plan for Employees of WRI (filed as Exhibit 4.1.1 to WRI's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).

10.5	The 1993 Incentive Share Plan of WRI (filed as Exhibit 4.1 to WRI's Registration Statement on Form S-8 (No. 33-52473) and incorporated herein by reference).
10.6	1999 WRI Employee Share Purchase Plan (filed as Exhibit 10.6 to WRI's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.7	2001 Long Term Incentive Plan (filed as Exhibit 10.7 to WRI's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
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

10.10	Weingarten Realty Investors Supplemental Executive Retirement Plan amended and restated effective September 1, 2002.
10.11	First Amendment to the Weingarten Realty Investors Supplemental Executive Retirement Plan amended on November 3, 2003.
10.12	Second Amendment to the Weingarten Realty Investors Supplemental Executive Retirement Plan amended October 22, 2004.
10.13	Third Amendment to the Weingarten Realty Investors Supplemental Executive Retirement Plan amended October 22, 2004.
10.14	Weingarten Realty Investors Retirement Benefit Restoration Plan adopted effective September 1, 2002.
10.15	First Amendment to the Weingarten Realty Investors Retirement Benefit Restoration Plan amended on November 3, 2003.
10.16	Second Amendment to the Weingarten Realty Investors Retirement Benefit Restoration Plan amended October 22, 2004.
10.17	Weingarten Realty Investors Deferred Compensation Plan amended and restated as a separate and independent plan effective September 1, 2002.

10.18	Supplement to the Weingarten Realty Investors Deferred Compensation Plan amended on April 25, 2003.
10.19	First Amendment to the Weingarten Realty Investors Deferred Compensation Plan amended on November 3, 2003.
10.20	Second Amendment to the Weingarten Realty Investors Deferred Compensation Plan amended and restated effective January 1, 2004.
10.21	Trust Under the Weingarten Realty Investors Deferred Compensation Plan amended and restated effective October 21, 2003.
10.22	Trust Under the Weingarten Realty Investors Retirement Benefit Restoration Plan amended and restated effective October 21, 2003.
10.23	Trust Under the Weingarten Realty Investors Supplemental Executive Retirement Plan amended and restated effective October 21, 2003.
10.24
First Amendment to the Trust Under the Weingarten Realty Investors Deferred Compensation Plan, Supplemental Executive Retirement Plan, and Retirement Benefit Restoration Plan amended on March 16, 2004.

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