Form 10-K/A
period 2004-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2005-10-25
CIK 828916

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES ☒ NO ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☒.

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

EXPLANATORY PARAGRAPH

This amendment on Form 10-K/A is being filed to include the conclusions of the principal executive officer and principal financial officer regarding the effectiveness of the disclosure controls and procedures as of December 31, 2004, as defined in Rule 13a-15(e) and 15d-15-(e) promulgated under the Securities Exchange Act of 1934. In addition, in connection with the filing of this amendment and pursuant to the rules of the Securities and Exchange Commission, this amendment includes certain currently dated certifications. This Form 10-K/A has not been updated for events or information subsequent to the date of filing of the original Form 10-K except in connection with the foregoing. This amendment has not resulted in any changes to our previously reported financial results.

ITEM 9A. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2004. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2004.

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

March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust Managers and Shareholders of Weingarten Realty Investors

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Weingarten Realty Investors and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

DELOITTE & TOUCHE LLP
Houston, Texas
March 11, 2005

PART IV

ITEM 15. Exhibits and Financial Statement Schedules
(a)	Exhibits
23.1 *	Consent of Deloitte & Touche LLP.
31.1 *	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2 *	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
_______________
* Filed with this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEINGARTEN REALTY INVESTORS

By:	/s/ Andrew M. Alexander
Andrew M. Alexander
Chief Executive Officer

Date: October 25, 2005

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Stanford Alexander	Chairman	October 25, 2005
	Stanford Alexander	and Trust Manager

By:	/s/ Andrew M. Alexander	Chief Executive Officer,	October 25, 2005
	Andrew M. Alexander	President and Trust Manager
(Principal Executive Officer)

By:	*	Trust Manager	October 25, 2005
J. Murry Bowden

By:	*	Trust Manager	October 25, 2005
James W. Crownover

By:	*	Trust Manager	October 25, 2005
Robert J. Cruikshank

By:	/s/ Martin Debrovner	Vice Chairman	October 25, 2005
Martin Debrovner

By:	*	Trust Manager	October 25, 2005
Melvin Dow

By:	*	Trust Manager	October 25, 2005
Stephen A. Lasher

By:	/s/ Stephen C. Richter	Executive Vice President and	October 25, 2005
	Stephen C. Richter	Chief Financial Officer
(Principal Financial Officer)

By:	*	Trust Manager	October 25, 2005
Douglas W. Schnitzer

By:	*	Trust Manager	October 25, 2005
Marc J. Shapiro

By:	/s/ Joe D. Shafer	Vice President/Chief Accounting Officer	October 25, 2005
	Joe D. Shafer	(Principal Accounting Officer)

* By:	/s/ Stephen C. Richter
Stephen C. Richter
Attorney-in-Fact