Form 10-Q
period 2005-09-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2005-11-09
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒.

As of October 31, 2005, there were 89,308,376 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

WEINGARTEN REALTY INVESTORS
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues:
Rentals	$137,121	$125,654	$400,806	$357,527
Other	2,963	1,426	7,244	4,734
Total	140,084	127,080	408,050	362,261
Expenses:
Depreciation and amortization	32,285	29,713	93,985	84,160
Operating	20,803	20,473	59,203	55,573
Ad valorem taxes	16,965	14,040	48,619	42,347
General and administrative	4,354	4,085	13,123	12,047
Impairment loss				2,700
Total	74,407	68,311	214,930	196,827

Operating Income	65,677	58,769	193,120	165,434
Interest Expense	(32,795)	(29,826)	(95,285)	(85,699)
Loss on Redemption of Preferred Shares				(3,566)
Equity in Earnings of Joint Ventures, net	1,895	1,615	4,788	4,431
Income Allocated to Minority Interests	(1,385)	(1,001)	(4,530)	(2,855)
Gain on Sale of Properties	132	370	22,111	789
Income from Continuing Operations	33,524	29,927	120,204	78,534
Operating Income from Discontinued Operations	219	1,311	2,364	4,865
Gain on Sale of Properties from Discontinued Operations	27,740		45,682	13,430
Income from Discontinued Operations	27,959	1,311	48,046	18,295
Net Income	61,483	31,238	168,250	96,829
Preferred Share Dividends	(2,525)	(2,428)	(7,576)	(4,959)
Net Income Available to Common Shareholders	$58,958	$28,810	$160,674	$91,870
Net Income Per Common Share - Basic:
Income from Continuing Operations	$.35	$.31	$1.26	$.86
Income from Discontinued Operations	.31	.02	.54	.22
Net Income	$.66	$.33	$1.80	$1.08
Net Income Per Common Share - Diluted:
Income from Continuing Operations	$.35	$.31	$1.25	$.86
Income from Discontinued Operations	.30	.02	.52	.21
Net Income	$.65	$.33	$1.77	$1.07

Net Income	$61,483	$31,238	$168,250	$96,829
Other Comprehensive Income (Loss):
Unrealized derivative gain on interest rate swaps				939
Amortization of forward-starting interest rate swaps	86	86	255	151
Unrealized derivative loss on forward-starting interest rate swaps				(4,977)
Other Comprehensive Income (Loss)	86	86	255	(3,887)
Comprehensive Income	$61,569	$31,324	$168,505	$92,942

See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except per share amounts)

	September 30,	December 31,
	2005	2004

ASSETS
Property	$3,955,425	$3,751,607
Accumulated Depreciation	(664,534)	(609,772)
Property - net	3,290,891	3,141,835
Investment in Real Estate Joint Ventures	61,006	48,382
Total	3,351,897	3,190,217
Notes Receivable from Real Estate Joint Ventures and Partnerships	29,235	16,593
Unamortized Debt and Lease Costs	95,527	91,155
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $4,848 in 2005 and $4,205 in 2004)	51,921	57,964
Cash and Cash Equivalents	23,961	45,415
Restricted Deposits and Mortgage Escrows	66,160	10,623
Other	48,699	58,351

Total	$3,667,400	$3,470,318

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt	$2,246,583	$2,105,948
Accounts Payable and Accrued Expenses	90,492	99,680
Other	102,108	94,800
Total	2,439,183	2,300,428
Minority Interest	85,035	73,930
Commitments and Contingencies
Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000;
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2005 and 2004; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2005 and 2004; liquidation preference $72,500	1	1
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 150,000; shares issued and outstanding: 89,307 in 2005 and 89,066 in 2004	2,683	2,672
Additional Paid In Capital	1,287,314	1,283,270
Accumulated Dividends in Excess of Net Income	(142,331)	(185,243)
Accumulated Other Comprehensive Loss	(4,488)	(4,743)
Shareholders' Equity	1,143,182	1,095,960

Total	$3,667,400	$3,470,318

See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2005	2004

Cash Flows from Operating Activities:
Net income	$168,250	$96,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,930	86,466
Impairment loss		2,700
Loss on redemption of preferred shares		3,566
Equity in earnings of joint ventures, net	(4,859)	(4,593)
Income allocated to minority interests	4,530	2,855
Gain on sale of properties	(67,793)	(14,219)
Distributions of income from unconsolidated entities	1,700	295
Changes in accrued rent and accounts receivable	5,470	(3,933)
Changes in other assets	(22,590)	(26,688)
Changes in accounts payable and accrued expenses	(29,954)	(1,838)
Other, net	597	755
Net cash provided by operating activities	150,281	142,195

Cash Flows from Investing Activities:
Investment in properties	(170,182)	(341,863)
Proceeds from sales and disposition of property, net	161,704	27,440
Changes in restricted deposits and mortgage escrows	(52,767)	(12,777)
Notes receivable:
Advances	(16,737)	(18,316)
Collections	4,119	36,132
Real estate joint ventures and partnerships:
Investments	(4,636)	(23,168)
Distributions	5,327	7,824
Net cash used in investing activities	(73,172)	(324,728)

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	87,777	413,070
Common shares of beneficial interest, net	2,108	222,134
Preferred shares of beneficial interest, net		70,009
Redemption of preferred shares of beneficial interest		(112,940)
Principal payments of debt	(63,973)	(289,357)
Common and preferred dividends paid	(125,338)	(112,941)
Other, net	863	777
Net cash (used in) provided by financing activities	(98,563)	190,752

Net (decrease) increase in cash and cash equivalents	(21,454)	8,219
Cash and cash equivalents at January 1	45,415	20,255

Cash and cash equivalents at September 30	$23,961	$28,474

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

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in our annual financial statements and notes. These Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004, as updated by Form 8-K filed on August 30, 2005 to reflect discontinued operations from dispositions during the period from January 1, 2005 through June 30, 2005.

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

Stock-Based Compensation
Stock-based employee compensation is recognized, as set forth in SFAS No. 123 as amended by SFAS No. 148, as new shares are awarded. The following table illustrates the effect on net income available to common shareholders and net income per common share if the fair value-based method had been applied to all outstanding awards in each period (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income available to common shareholders	$58,958	$28,810	$160,674	$91,870
Stock-based employee compensation included in net income available to common shareholders	115	54	312	147
Stock-based employee compensation determined under the fair value-based method for all awards	(212)	(147)	(637)	(427)

Pro forma net income available to common shareholders	$58,861	$28,717	$160,349	$91,590

Net income per common share:
Basic - as reported	$.66	$.33	$1.80	$1.08

Basic - pro forma	$.66	$.33	$1.80	$1.07

Net income per common share:
Diluted - as reported	$.65	$.33	$1.77	$1.07

Diluted - pro forma	$.64	$.33	$1.76	$1.07

Per Share Data
Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Numerator:
Net income available to common shareholders - basic	$58,958	$28,810	$160,674	$91,870
Income attributable to operating partnership units	1,315	951	3,888	2,643

Net income available to common shareholders - diluted	$60,273	$29,761	$164,562	$94,513

Denominator:
Weighted average shares outstanding - basic	89,257	86,951	89,186	85,237
Effect of dilutive securities:
Share options and awards	930	920	880	874
Operating partnership units	3,129	2,666	3,060	2,364

Weighted average shares outstanding - diluted	93,316	90,537	93,126	88,475

Options to purchase 371,149 and 372,149 common shares for the third quarter and nine months ended September 30, 2005 were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price. Options to purchase 1,000 and 1,700 common shares for the third quarter and nine months ended September 30, 2004, respectively were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price.

Statement of Cash Flows - Additional Data
All highly liquid investments with original maturities of three months or less are considered cash equivalents. We issued common shares of beneficial interest valued at $1.3 million and $.9 million during the first nine months of 2005 and 2004, respectively, in exchange for interests in limited partnerships, which had been formed to acquire properties. We assumed debt and accounts payable totaling $120.7 million and $131.0 million in connection with purchases and construction of property during the nine months ended September 30, 2005 and 2004, respectively. Also, we issued operating partnership units valued at $6.0 million and $23.4 million during the first nine months of 2005 and 2004, respectively, in association with property acquisitions utilizing the DownREIT structure. Cash payments for interest on debt, net of amounts capitalized, of $115.4 million and $88.5 million were made during the nine months ended September 30, 2005 and 2004, respectively. In connection with the sale of improved properties, a $15.5 million capital lease obligation was satisfied in February 2005. In connection with the sale of an 80% interest in two Louisiana retail properties in April 2005, we assumed debt of $11.1 million and retained a 20% unconsolidated investment of $14.7 million. In satisfaction of obligations under mortgage bonds and notes receivable from WRI Holdings, Inc. of $2.9 million, we acquired 9.7 acres of land in July 2004.

Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted cash that is held in a qualified escrow account for the purposes of completing like-kind exchange transactions. At September 30, 2005, we had $16.3 million held in escrow related to our mortgages and $49.9 million held for like-kind exchange transactions. At December 31, 2004, we had $10.6 million held in escrow related to our mortgages.

Reclassifications
Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

Note 2. Newly Adopted Accounting Pronouncements

In December 2004 the FASB issued SFAS No. 123R, “Share-Based Payment,” which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. This accounting standard focuses primarily on equity transactions with employees and will be effective in our reporting for the year beginning January 1, 2006. Currently we record compensation expense over the vesting period on awards granted since January 1, 2003. Awards granted prior to January 1, 2003 are not recorded as compensation expense, but their impact on net income is disclosed. Under SFAS No. 123R, we will record compensation expense on those awards granted prior to January 1, 2003 as they vest. We believe that the adoption of SFAS No. 123R will not have a material effect on our financial position, results of operations or cash flows.

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

In June 2005 the FASB ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF Issue No. 04-5 expands the definition of when a general partner, or general partners as a group, controls a limited partnership or similar entity. In July 2005 the FASB issued FSP No. SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5.” FSP No. SOP 78-9-1 eliminates the concept of “important rights” and replaces it with concepts of “kick-out rights” and “substantive participating rights” as defined in EITF Issue No. 04-5. FSP No. SOP 78-9-1 and EITF Issue No. 04-5 are effective for all general partners of partnerships formed or modified after June 29, 2005, and for all other partnerships the first reporting period beginning after December 15, 2005. We have applied FSP No. SOP 78-9-1 and EITF Issue No. 04-5 to our joint ventures and concluded that these pronouncements did not require consolidation of additional entities.

Note 3. Discontinued Operations

During the first nine months of 2005, eight shopping centers and a vacant retail building located in Texas were sold. In addition, we sold two industrial properties in Las Vegas, Nevada and Austin, Texas, respectively. In 2004 three shopping centers, two industrial properties and a free-standing building located in College Station (1) and Houston (4), Texas and Oklahoma City (1) were sold. The operating results have been reclassified and reported as discontinued operations in the Statement of Consolidated Income and Comprehensive Income as set forth in SFAS No. 144, as well as any gain or loss on the respective dispositions during the first nine months of 2005 and 2004. Included in the Consolidated Balance Sheet at December 31, 2004 is $57.6 million of Property, of which $4.7 million was reported as property held for sale, and $14.9 million of Accumulated Depreciation associated with the 2005 dispositions.

The discontinued operations reported in 2005 and 2004 had no debt that was required to be repaid upon their disposition. In addition, we elected not to allocate other consolidated interest to discontinued operations since the interest savings to be realized from the proceeds of the sale of these operations was not material.

During the second quarter of 2005, we sold an 80% interest in two additional shopping centers located in Shreveport and Lafayette, Louisiana. Due to our continuing involvement with the leasing and managing of operations for both properties, the operating results of these properties have not been reclassified and reported as discontinued operations in the Statement of Consolidated Income and Comprehensive Income.

Subsequent to quarter-end, a retail center located in Houston, Texas has been classified as held for sale. Included in the Consolidated Balance Sheet at September 30, 2005 was $5.0 million of Property and $3.8 million of Accumulated Depreciation.

Note 4. Derivatives and Hedging

We hedge the future cash flows of our debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions. At September 30, 2005, we had seven interest rate swap contracts with an aggregate notional amount of $95.0 million that convert fixed interest payments at rates ranging from 4.2% to 7.1% to variable interest payments. These contracts have been designated as fair value hedges. We have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates. The derivative instruments designated as fair value hedges on September 30, 2005 were reported at their fair values as Other Assets, net of accrued interest, of $.6 million and as Other Liabilities, net of accrued interest, of $2.0 million.

Changes in the market value of fair value hedges, both in the market value of the derivative instrument and in the market value of the hedged item, are recorded in earnings each reporting period, except for the portion of the hedge that proves ineffective. For the quarter and nine months ending September 30, 2005 and 2004, these changes in fair market value offset with no impact to earnings.

As of September 30, 2005, the balance in Accumulated Other Comprehensive Loss relating to derivatives was $3.3 million. Within the next twelve months, we expect to amortize to interest expense approximately $.3 million of that balance.

During the second quarter of 2005, we had three interest rate swap contracts with an aggregate notional of $37.5 million mature. All of these contracts were designated as fair value hedges.

The interest rate swaps decreased interest expense and increased net income by $.2 million and $1.0 million for the three months ended September 30, 2005 and 2004, respectively, and $1.2 million and $2.7 million for the nine months ended September 30, 2005 and 2004, respectively. The interest rate swaps decreased the average interest rate for our debt by 0.1% and 0.2% for the nine months ended September 30, 2005 and 2004, respectively. WRI could be exposed to credit losses in the event of nonperformance by the counter-party; however, management believes the likelihood of such nonperformance is remote.

Note 5. Debt

Our debt consists of the following (in thousands):

	September 30,	December 31,
	2005	2004

Debt payable to 2030 at 4.5% to 8.9%	$2,056,419	$1,987,828
Unsecured notes payable under revolving credit agreements	149,430	61,700
Obligations under capital leases	33,460	48,998
Industrial revenue bonds payable to 2015 at 2.8% to 5.1%	7,274	7,422

Total	$2,246,583	$2,105,948

The grouping of WRI’s total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	September 30,	December 31,
	2005	2004

As to interest rate (including the effects of interest rate swaps):
Fixed-rate debt	$1,977,982	$1,887,342
Variable-rate debt	268,601	218,606

Total	$2,246,583	$2,105,948

As to collateralization:
Unsecured debt	$1,412,868	$1,364,504
Secured debt	833,715	741,444

Total	$2,246,583	$2,105,948

At September 30, 2005, we had a $400 million unsecured revolving credit facility that matures in November 2006, but which allows a one-time, one-year extension solely at our option. We also had an agreement for an unsecured and uncommitted overnight credit facility totaling $20 million with a bank to be used for cash management purposes. At September 30, 2005, the balance outstanding under the $400 million revolving credit facility was $130.0 million, and we had $19.4 million outstanding under the $20 million credit facility.

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

Note 6. Property

Our property consists of the following (in thousands):

	September 30,	December 31,
	2005	2004

Land	$746,920	$711,092
Land held for development	20,551	20,696
Land under development	14,844	18,712
Buildings and improvements	3,137,639	2,930,845
Construction in-progress	35,471	65,551
Property held for sale		4,711

Total	$3,955,425	$3,751,607

Interest and ad valorem taxes capitalized to land under development or buildings under construction was $.7 million and $1.1 million for the quarters ended September 30, 2005 and 2004, respectively, and $2.6 million and $4.3 million for the nine months ended September 30, 2005 and 2004, respectively.

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

	September 30,	December 31,
	2005	2004

Above-market leases	$10,022	$9,230
Below-market leases	(13,692)	(7,733)
Out-of-market assumed mortgages	(49,912)	(32,894)
Lease origination costs	31,852	25,764

These identifiable debit and credit intangibles are amortized over the terms of the acquired leases or the remaining lives of the mortgages. The above-market leases are included in Other Assets, and the below-market leases and out-of-market assumed mortgages are included in Other Liabilities. Unamortized Debt and Lease Costs include the lease origination costs.

During the first nine months of 2005, we invested $263.2 million in the acquisition of ten shopping centers and three industrial properties that are located in California, Florida, Georgia, Kentucky, Nevada, North Carolina and Texas. An additional $3.2 million was invested in a shopping center in Florida through a 25%-owned unconsolidated joint venture.

WRI has eight retail developments in various stages of development, including one that commenced during the third quarter of 2005. During the first nine months of 2005, we invested $14.5 million in these new development projects. We expect to invest approximately $24.4 million to complete construction of these eight retail developments.

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

	September 30,	December 31,
	2005	2004

Combined Balance Sheets

Property	$349,001	$248,397
Accumulated depreciation	(29,867)	(25,746)
Property - net	319,134	222,651

Other assets	33,873	25,723

Total	$353,007	$248,374

Debt	$124,203	$116,847
Amounts payable to WRI	30,528	17,469
Other liabilities	10,646	8,189
Accumulated equity	187,630	105,869

Total	$353,007	$248,374

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Combined Statements of Income

Revenues	$10,693	$7,394	$29,509	$23,099

Expenses:
Interest	2,767	1,660	7,245	4,811
Depreciation and amortization	2,224	1,454	6,885	4,909
Operating	1,299	1,136	3,688	3,282
Ad valorem taxes	1,318	731	3,643	2,665
General and administrative	115	(5)	396	102

Total	7,723	4,976	21,857	15,769
Gain (loss) on sale of property	173	(7)	165	(7)

Net Income	$3,143	$2,411	$7,817	$7,323

Our investment in real estate joint ventures, as reported on the balance sheets, differs from our proportionate share of the joint ventures' underlying net assets due to basis differentials, which arose upon the transfer of assets from us to the joint ventures. This basis differential, which totaled $10.4 million and $5.0 million at September 30, 2005 and December 31, 2004, respectively, is depreciated over the useful lives of the related assets.

Fees earned by us for the management of these joint ventures totaled $.2 million and $.1 million for the quarters ended September 30, 2005 and 2004, respectively, and $.6 million and $.4 million for the nine months ended September 30, 2005 and 2004, respectively.

In March 2005 we acquired our joint venture partners' interest in one of our existing shopping centers located in Texas. Also, in March 2005 a 50%-owned unconsolidated joint venture acquired an interest in a retail property located in McAllen, Texas, which will be redeveloped. In April 2005 we sold an 80% interest in two retail properties totaling 295,000 square feet in Lafayette and Shreveport, Louisiana. These properties are held in a tenancy-in-common arrangement in which we retained a 20% interest. In May 2005 we acquired a 25% interest in Lake Washington Crossing, a 118,800 square foot retail center located in Melbourne, Florida. In September 2005 a 50%-owned unconsolidated joint venture commenced development on a 161,000 square foot retail center located in Liberty Lake, Washington.

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

The shopping center segment is engaged in the acquisition, development and management of real estate, primarily neighborhood and community shopping centers, located in Texas, California, Louisiana, Arizona, Nevada, Arkansas, New Mexico, Oklahoma, Tennessee, Kansas, Colorado, Missouri, Illinois, Florida, North Carolina, Mississippi, Georgia, Utah, Kentucky, Maine and Washington. The customer base includes supermarkets, discount retailers, drugstores and other retailers who generally sell basic necessity-type commodities. The industrial segment is engaged in the acquisition, development and management of bulk warehouses and office/service centers. Its properties are currently located in California, Florida, Georgia, Tennessee, and Texas, and the customer base is diverse. Included in "Other" are corporate-related items, insignificant operations and costs that are not allocated to the reportable segments.

Information concerning our reportable segments is as follows (in thousands):

	Shopping
	Center	Industrial	Other	Total

Three Months Ended
September 30, 2005:
Revenues	$125,729	$12,674	$1,681	$140,084
Net operating income	91,669	9,240	1,407	102,316
Equity in earnings of joint ventures	1,844	9	42	1,895
Investment in real estate joint ventures	58,761	492	1,753	61,006
Total assets	3,017,140	306,374	343,886	3,667,400

Three Months Ended
September 30, 2004:
Revenues	$114,639	$11,894	$547	$127,080
Net operating income	83,692	8,641	234	92,567
Equity in earnings of joint ventures	1,586	16	13	1,615
Investment in real estate joint ventures	45,126	646	914	46,686
Total assets	2,855,081	291,360	243,686	3,390,127

Nine Months Ended
September 30, 2005:
Revenues	$368,706	$36,283	$3,061	$408,050
Net operating income	271,834	26,076	2,318	300,228
Equity in earnings of joint ventures	4,659	52	77	4,788

Nine Months Ended
September 30, 2004:
Revenues	$326,429	$34,286	$1,546	$362,261
Net operating income	239,148	24,544	649	264,341
Equity in earnings (loss) of joint ventures	4,471	120	(160)	4,431

Net operating income reconciles to Income from Continuing Operations as shown on the Statements of Consolidated Income and Comprehensive Income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Total segment net operating income	$102,316	$92,567	$300,228	$264,341
Less:
Depreciation and amortization	32,285	29,713	93,985	84,160
General and administrative	4,354	4,085	13,123	12,047
Impairment loss				2,700
Interest expense	32,795	29,826	95,285	85,699
Loss on redemption of preferred shares				3,566
Income allocated to minority interests	1,385	1,001	4,530	2,855
Equity in earnings of joint ventures, net	(1,895)	(1,615)	(4,788)	(4,431)
Gain on sale of properties	(132)	(370)	(22,111)	(789)

Income from Continuing Operations	$33,524	$29,927	$120,204	$78,534

Note 9. Employee Benefit Plans

WRI sponsors a noncontributory qualified retirement plan and a separate and independent nonqualified supplemental retirement plan for officers of WRI. The components of net periodic benefit costs for both plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Service cost	$815	$330	$1,925	$1,012
Interest cost	537	237	1,315	1,135
Expected return on plan assets	(343)	(79)	(849)	(953)
Prior service cost	(37)	(9)	(91)	(117)
Recognized loss	46	7	113	107

Total	$1,018	$486	$2,413	$1,184

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

Note 10. Bankruptcy Remote Properties

We had 59 properties, having a net book value of approximately $1.1 billion at September 30, 2005 (collectively the "Bankruptcy Remote Properties", and each a "Bankruptcy Remote Property"), which are wholly owned by various "Bankruptcy Remote Entities". Each Bankruptcy Remote Entity is either a direct or an indirect subsidiary of us. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, are owned by that Bankruptcy Remote Entity alone and are not available to satisfy claims that any creditor may have against us, our affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay our creditors, any of its affiliates, or any other person or entity. Neither we nor any of our affiliates have agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any other Bankruptcy Remote Entity.

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

Executive Overview

We focus on increasing Funds from Operations and dividend payments to our common shareholders through hands-on leasing, management and selected redevelopment of the existing portfolio of properties, through disciplined growth from selective acquisitions and new developments, and through the disposition of assets that no longer meet our ownership criteria. We are also committed to maintaining a conservative balance sheet, a well-staggered debt maturity schedule and strong credit agency ratings.

At September 30, 2005, we owned or operated under long-term leases, either directly or through our interest in joint ventures or partnerships, a total of 351 developed, income-producing properties and four properties that are in various stages of development and rental income has yet to commence. Our 355 properties are located in 21 states that span the southern half of the United States from coast to coast and include 294 shopping centers and 61 industrial properties. We have approximately 6,900 leases and 5,200 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Leases generally include minimum lease payments (which often increase over the lease term), reimbursements of property operating expenses, including ad valorem taxes, and additional rent payments based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.

In assessing the performance of our properties, management carefully tracks the occupancy of the portfolio. Occupancy for the total portfolio was 94.7% at September 30, 2005 compared to 94.2% at September 30, 2004. Another important indicator of performance is the spread in rental rates on a same-space basis as we complete new leases and renew existing leases. We have completed 973 new leases or renewals for the first nine months of 2005 totaling 5.2 million square feet, increasing rental rates an average of 7.6% on a same-space basis. Net of capital costs, the average increase in rental rates was 5.6%.

With respect to external growth through acquisitions and new developments, management closely monitors movements in returns in relation to our blended weighted average cost of capital, the amount of product in the acquisition and new development pipelines and the geographic areas in which opportunities are present. We purchased 11 shopping centers and 3 industrial properties during the first nine months of 2005 comprising 2.1 million square feet, and representing a total investment of $266.3 million, including investments made through joint ventures or partnerships. Our purchases include five in North Carolina, two each in Florida, Georgia and Texas, and one in California, Kentucky and Nevada.

New development activity consists of eight retail developments in various stages of development, which includes three that commenced during the first nine months of 2005. Anchored by market-dominant supermarkets or national discount department stores, these developments will represent an investment of approximately $55 million and will add 416,000 square feet to the portfolio when completed. These properties are slated to open during the remainder of 2005 or in 2006.

Continuing our strategy of selling assets that no longer meet our ownership criteria, we disposed of 11 properties during the first nine months of 2005. The disposition included eight shopping centers, two industrial properties and a vacant building. In addition, we sold an 80% interest in two shopping centers located in Louisiana. These property sales represented a total of 1.2 million square feet and provided proceeds of $152.8 million, generating a gain of $67.4 million.

We continue to maintain a strong, conservative capital structure, which provides ready access to a variety of attractive capital sources. We carefully balance obtaining low cost financing with minimizing exposure to interest rate movements, matching long-term liabilities with the long-term assets acquired or developed.

With respect to future trends, management expects continued improvement in the performance of the existing portfolio through further increases in occupancy and increases in rental rates as the economy moves forward. Any deterioration in the economy could alter these expectations. Regarding external growth, we have already closed three acquisitions totaling $28 million in the fourth quarter of 2005 and have over $100 million of properties in the pipeline. These potential acquisitions are still subject to a stringent due diligence process and, therefore, there is no assurance that any or all will be purchased or developed. Changes in interest rates and the capitalization rates inherent in the pricing of acquisitions could affect our external growth prospects for the remainder of 2005 and 2006.

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

Acquisitions of properties are accounted for utilizing the purchase method (as set forth in SFAS No. 141 and SFAS No. 142) and, accordingly, the results of operations of an acquired property are included in our results of operations from the respective dates of acquisition. We have used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property among land, buildings on an "as if vacant" basis, and other identifiable intangibles. Other identifiable intangible assets and liabilities include the effect of out-of-market leases, the value of having leases in place, out-of-market assumed mortgages and tenant relationships.

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

Results of Operations
Comparison of the Three Months Ended September 30, 2005 to the Three Months Ended September 30, 2004

Revenues
Total revenues increased by $13.0 million or 10.2% in 2005 ($140.1 million in 2005 versus $127.1 million in 2004). This increase resulted primarily from the increase in rental revenues of $11.4 million and an increase in other income of $1.6 million. Property acquisitions and new development activity contributed $8.7 million of the rental income increase with $4.2 million resulting from our existing properties, based on the occupancy and average rental rate factors described below. Offsetting these rental income increases was a decrease of $1.5 million, which resulted from the sale of an 80% interest in two retail centers in Louisiana.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	September 30,
	2005	2004

Shopping Centers	94.9%	95.0%
Industrial	93.8%	91.5%
Total	94.7%	94.2%

In the third quarter of 2005, we completed 341 renewals and new leases comprising 1.7 million square feet at an average rental rate increase of 6.9%. Net of capital costs, the average increase in rental rates was 5.9%.

Other income increased by $1.6 million or 114.3% in 2005 ($3.0 million in 2005 versus $1.4 million in 2004). This increase was due primarily to an increase in lease cancellation payments from various tenants and interest earned from a qualified escrow account for the purpose of completing like-kind exchange transactions.

Expenses
Total expenses increased by $6.1 million or 8.9% in 2005 ($74.4 million in 2005 versus $68.3 million in 2004).

The increases in 2005 for depreciation and amortization expense ($2.6 million), operating expenses ($.3 million) and ad valorem taxes ($2.9 million) were primarily a result of the properties acquired and developed during the year. Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues were 28% in 2005 and 27% in 2004.

General and administrative expenses increased by $.3 million or 7.3% in 2005 ($4.4 million in 2005 versus $4.1 million in 2004). This increase resulted primarily from normal compensation increases as well as increases in staffing necessitated by the growth in the portfolio. General and administrative expense as a percentage of rental revenues was 3% in both 2005 and 2004.

Other
Interest expense increased by $3.0 million or 10.1% in 2005 ($32.8 million in 2005 versus $29.8 million in 2004). The components of interest expense were as follows (in thousands):

	Three Months Ended
	September 30,
	2005	2004

Gross interest expense	$35,215	$32,249
Over-market mortgage adjustment of acquired properties	(1,749)	(1,327)
Capitalized interest	(671)	(1,096)

Total	$32,795	$29,826

Gross interest expense increased $3.0 million ($35.2 million in 2005 versus $32.2 million in 2004) due to an increase in the average debt outstanding from $2.1 billion in 2004 to $2.2 billion in 2005 and an increase in the weighted average interest rate between the two periods from 6.2% in 2004 to 6.4% in 2005. The increase in the over-market mortgage adjustment of $.4 million resulted from our property acquisitions. Capitalized interest decreased $.4 million due to completion of new development projects in 2004.

Equity in earnings of joint ventures increased by $.3 million or 18.8% in 2005 ($1.9 million in 2005 versus $1.6 million in 2004). This increase is due primarily to the acquisition of five retail properties during 2005.

Income allocated to minority interests increased by $.4 million or 40.0% in 2005 ($1.4 million in 2005 versus $1.0 million in 2004). This increase resulted primarily from the acquisition of five retail properties during 2004 and three retail properties in June 2005 through limited partnerships utilizing the DownREIT structure. These limited partnerships are consolidated in our consolidated financial statements because we exercise financial and operating control.

Income from discontinued operations increased by $26.7 million ($28.0 million in 2005 versus $1.3 million in 2004). This increase resulted primarily from the sale of two shopping centers totaling 390,000 square feet in the third quarter of 2005.

Results of Operations
Comparison of the Nine Months Ended September 30, 2005 to the Nine Months Ended September 30, 2004

Revenues
Total revenues increased by $45.8 million or 12.6% in 2005 ($408.1 million in 2005 versus $362.3 million in 2004). This increase resulted primarily from the increase in rental revenues of $43.3 million and an increase in other income of $2.5 million. Property acquisitions and new development activity contributed $32.9 million of the rental income increase with $13.0 million resulting from our existing properties, based on the occupancy and average rental rate factors described below. Offsetting these rental income increases was a decrease of $2.6 million, which resulted from the sale of an 80% interest in two retail centers in Louisiana.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	September 30,
	2005	2004

Shopping Centers	94.9%	95.0%
Industrial	93.8%	91.5%
Total	94.7%	94.2%

In the first nine months of 2005, we completed 973 renewals and new leases comprising 5.2 million square feet at an average rental rate increase of 7.6%. Net of capital costs, the average increase in rental rates was 5.6%.

Other income increased by $2.5 million or 53.2% in 2005 ($7.2 million in 2005 versus $4.7 million in 2004). This increase was due primarily to an increase in lease cancellation payments from various tenants and interest earned from a qualified escrow account for the purpose of completing like-kind exchange transactions.

Expenses
Total expenses increased by $18.1 million or 9.2% in 2005 ($214.9 million in 2005 versus $196.8 million in 2004).

The increases in 2005 for depreciation and amortization expense ($9.8 million), operating expenses ($3.6 million) and ad valorem taxes ($6.3 million) were primarily a result of the properties acquired and developed during the year. Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues were 27% in 2005 and 2004.

General and administrative expenses increased by $1.1 million or 9.2% in 2005 ($13.1 million in 2005 versus $12.0 million in 2004). This increase resulted primarily from normal compensation increases as well as increases in staffing necessitated by the growth in the portfolio. General and administrative expense as a percentage of rental revenues was 3% in both 2005 and 2004.

Impairment loss of $2.7 million in 2004 represents a charge related to a parcel of land held for development in Houston, Texas which was sold in December 2004. The estimated holding period and estimated cash flows to be generated from this asset were revised resulting in the impairment loss.

Other
Interest expense increased by $9.6 million or 11.2% in 2005 ($95.3 million in 2005 versus $85.7 million in 2004). The components of interest expense were as follows (in thousands):

	Nine Months Ended
	September 30,
	2005	2004

Gross interest expense	$102,725	$91,147
Interest on preferred shares subject to mandatory redemption		2,007
Over-market mortgage adjustment of acquired properties	(5,112)	(3,653)
Capitalized interest	(2,328)	(3,802)

Total	$95,285	$85,699

Gross interest expense increased $11.6 million ($102.7 million in 2005 versus $91.1 million in 2004) due to an increase in the average debt outstanding from $2.0 billion in 2004 to $2.2 billion in 2005 and by an increase in the weighted average interest rate between the two periods from 6.0% in 2004 to 6.3% in 2005. Interest on preferred shares subject to mandatory redemption decreased due to the redemption of the Series C Cumulative Redeemable Preferred Shares in April 2004. The increase in the over-market mortgage adjustment of $1.5 million resulted from our property acquisitions. Capitalized interest decreased $1.5 million due to completion of new development projects in 2004.

Loss on redemption of preferred shares of $3.6 million in 2004 represents the unamortized original issuance costs related to the Series C Cumulative Preferred Shares redeemed in April 2004.

Equity in earnings of joint ventures increased by $.4 million or 9.1% in 2005 ($4.8 million in 2005 versus $4.4 million in 2004). This increase is due primarily to the acquisition of five retail properties in 2005. Also, contributing to the increase is a $.2 million write-off of predevelopment costs in 2004, which did not recur in 2005.

Income allocated to minority interests increased by $1.6 million or 55.2% in 2005 ($4.5 million in 2005 versus $2.9 million in 2004). This increase resulted primarily from the acquisition of five retail properties during 2004 and three retail properties in June 2005 through limited partnerships utilizing the DownREIT structure. These limited partnerships are consolidated in our consolidated financial statements because we exercise financial and operating control. Also contributing to the increase is an increase in net income at two consolidated joint ventures. This increase resulted primarily from a $.2 million decrease in interest expense from a loan payoff and the gain of $.1 million from the sale of a tract of undeveloped land.

Gain on sale of properties increased by $21.3 million in 2005 ($22.1 million in 2005 versus $.8 million in 2004). The increase was due primarily to the sale of an 80% interest in two shopping centers in Lafayette and Shreveport, Louisiana totaling 295,000 square feet. Due to our continuing involvement with the leasing and managing of operations for both properties, the operating results of these properties have not been reclassified and reported as discontinued operations. The gain on the sale of our 80% interest in these two properties totaled $21.7 million.

Income from discontinued operations increased $29.7 million in 2005 ($48.0 million in 2005 versus $18.3 million in 2004). This increase is due primarily to the disposition of 11 properties totaling 893,000 square feet in the first nine months of 2005 that provided sales proceeds of $95.9 million and generated gains of $45.7 million. Included in this caption for 2004 are the operating results of properties disposed in 2005 and 2004 as well as the gain from the disposition of two retail properties during the first nine months of 2004.

Capital Resources and Liquidity

Our primary liquidity needs are payment of our common and preferred dividends, maintaining and operating our existing properties, payment of our debt service costs, and funding planned growth primarily through acquisitions and new development. We anticipate that cash flows from operating activities will continue to provide adequate capital for all common and preferred dividend payments and debt service costs, as well as the capital necessary to maintain and operate our existing properties. Our primary source of capital for funding acquisitions and new development is our $400 million revolving credit facility coupled with cash generated from dispositions of properties that no longer meet our investment criteria and cash flow generated by our operating properties. Amounts outstanding under the revolving credit agreement are retired as needed with proceeds from the issuance of long-term unsecured debt, common and preferred equity, cash generated from dispositions of properties, and cash flow generated by our operating properties. As of September 30, 2005, the balance outstanding on our $400 million revolving credit facility was $130.0 million, and $19.4 million was outstanding under the $20 million credit facility used for cash management purposes.

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

Investing Activities - Acquisitions
In the first nine months of 2005, we invested $263.2 million in the acquisition of ten shopping centers and three industrial properties. An additional $3.2 million was invested in a shopping center through a 25%-owned unconsolidated joint venture. The cash requirements for these acquisitions were initially financed either under our revolving credit facilities or using available cash generated from disposition of properties.

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

In July 2005 we acquired Freeport Business Center. This 251,000 square foot business park is located in Stafford, Texas. In addition, we purchased Millpond Center, a 117,000 square foot retail shopping center located in Lexington, Kentucky and anchored by Kroger.

In September 2005 we acquired Central Plano Business Park. The business park contains 138,000 square feet and is located in Plano, Texas.

Investing Activities-Dispositions
In the first nine months of 2005, eight shopping centers and a vacant retail building located in Texas were sold. In addition, we sold two industrial properties in Las Vegas, Nevada and Austin, Texas. We also sold an 80% interest in two additional shopping centers located in Shreveport, and Lafayette, Louisiana. These 13 properties, totaling 1.2 million square feet, provided sales proceeds of $152.8 million and generated gains of $67.4 million.

Investing Activities - New Development and Capital Expenditures
With respect to new development, we have eight retail projects in various stages of development. These projects, upon completion, will represent an investment of $55.0 million and add 416,000 square feet to the portfolio. We expect to invest $8.3 million in these projects over the remainder of 2005, and they are slated to open during the remainder of 2005 or in 2006. All new development in the first nine months of 2005 was initially financed under our revolving credit facilities.

Financing Activities - Debt
Total debt outstanding increased to $2.2 billion at September 30, 2005 from $2.1 billion at December 31, 2004, due primarily to funding of acquisitions and new development. Total debt at September 30, 2005 includes $2.0 billion of which interest rates are fixed and $268.6 million which bears interest at variable rates, including the effect of $95.0 million of interest rate swaps. Additionally, debt totaling $833.7 million was secured by operating properties while the remaining $1.4 billion was unsecured.

We have a $400 million unsecured revolving credit facility with a syndicate of banks. This facility bears interest at LIBOR plus a grid-based margin tied to our credit agency ratings, which is currently 50 basis points on amounts outstanding. We pay an additional facility fee of 15 basis points on the entire facility amount. Under this facility, we are allowed to request bids for borrowings up to $200 million from the syndicate banks. As of September 30, 2005, we had $130 million outstanding under the competitive bid provision at an average margin of 16 basis points over LIBOR. This facility matures in November 2006, but allows a one-time, one-year extension at our option. We are in full compliance with the covenants of this facility, which include financial covenants relating to leverage and capitalization value. We also maintain a $20 million unsecured and uncommitted overnight facility that it used for cash management purposes.

At September 30, 2005, we had seven interest rate swap contracts with an aggregate notional amount of $95.0 million that convert fixed rate interest payments at rates ranging from 4.2% to 7.1% to variable interest payments. We could be exposed to credit losses in the event of nonperformance by the counter-party; however, management believes the likelihood of such nonperformance to be remote.

During the second quarter of 2005, we had three interest rate swap contracts with an aggregate notional of $37.5 million mature. All of these contracts were designated as fair value hedges.

In conjunction with acquisitions completed during the nine months ended September 30, 2005, we assumed $123.2 million of nonrecourse debt secured by the related properties, which had a weighted average interest rate of 7.5% and a weighted average remaining life of 11.3 years.

Financing Activities - Equity
Common and preferred dividends increased to $125.3 million in the first nine months of 2005, compared to $112.9 million for the first nine months of 2004. The dividend rate for the common shares for each quarter of 2005 was $.44 compared to $.415 for the same periods in 2004. Our dividend payout ratio on common equity for the first nine months of 2005 and 2004 approximated 64.3% and 67.6%, respectively, based on funds from operations for the applicable period. We do not have a common share buyback program.

In September 2004 the SEC declared effective two shelf registration statements totaling $1.55 billion, all of which was available as of October 31, 2005. In addition, we have $160.4 million available as of October 31, 2005 under our $1 billion shelf registration statement, which became effective in April 2003. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

Contractual Obligations

The following table summarizes our principal contractual obligations as of September 30, 2005 (in thousands):

	2005	2006	2007	2008	2009	Thereafter	Total

Unsecured Debt: (1)
Medium Term Notes	$15,000	$37,000	$79,000	$36,000	$32,000	$868,220	$1,067,220
7% 2011 Bonds						200,000	200,000
Revolving Credit Facilities	19,430	130,000					149,430

Secured Debt	7,139	25,849	24,498	200,010	71,165	505,054	833,715

Ground Lease Payments	384	1,477	1,219	1,101	1,046	27,174	32,401

Obligations to Acquire Projects	28,212	10,400					38,612

Obligations to Develop Projects	8,254	16,333					24,587

Total Contractual Obligations	$78,419	$221,059	$104,717	$237,111	$104,211	$1,600,448	$2,345,965
_________________________

(1)
Total unsecured debt obligations as shown above are $3.8 million more than total unsecured debt as reported due to the unamortized discount on medium term notes and the fair value of interest rate swaps.

As of September 30, 2005 and 2004, we do not have any off-balance sheet arrangements that would materially affect our liquidity or availability of, or requirement for, our capital resources.

Funds from Operations

The National Association of Real Estate Investment Trusts defines funds from operations as net income (loss) available to common shareholders computed in accordance with generally accepted accounting principles, excluding gains or losses from sales of property, plus real estate related depreciation and amortization, and after adjustments for our share of unconsolidated partnerships and joint ventures. In addition, NAREIT recommends that extraordinary items not be considered in arriving at FFO. We calculate FFO in a manner consistent with the NAREIT definition. We believe FFO is an appropriate supplemental measure of operating performance because it helps investors compare our operating performance relative to other REITs. Management also uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that uses historical cost accounting is insufficient by itself. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

Funds from operations is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income available to common shareholders	$58,958	$28,810	$160,674	$91,870
Depreciation and amortization	29,946	28,092	87,705	79,873
Depreciation and amortization of unconsolidated joint ventures	735	715	2,578	2,073
Gain on sale of properties	(27,880)	(370)	(67,593)	(14,195)
(Gain) loss on sale of properties of unconsolidated joint ventures	(86)	2	(83)	2
Funds from operations	61,673	57,249	183,281	159,623
Funds from operations attributable to operating partnership units	2,176	1,625	6,410	4,463

Funds from operations assuming conversion of OP units	$63,849	$58,874	$189,691	$164,086

Weighted average shares outstanding - basic	89,257	86,951	89,186	85,237
Effect of dilutive securities:
Share options and awards	930	920	880	874
Operating partnership units	3,129	2,666	3,060	2,364

Weighted average shares outstanding - diluted	93,316	90,537	93,126	88,475

Newly Adopted Accounting Pronouncements

In December 2004 the FASB issued SFAS No. 123R, “Share-Based Payment,” which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. This accounting standard focuses primarily on equity transactions with employees and will be effective in our reporting for the year beginning January 1, 2006. Currently we record compensation expense over the vesting period on awards granted since January 1, 2003. Awards granted prior to January 1, 2003 are not recorded as compensation expense, but their impact on net income is disclosed. Under SFAS No. 123R, we will record compensation expense on those awards granted prior to January 1, 2003 as they vest. We believe that the adoption of SFAS No. 123R will not have a material effect on our financial position, results of operations or cash flows.

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

In June 2005 the FASB ratified the consensus in EITF Issue No. 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF Issue No. 04-5 expands the definition of when a general partner, or general partners as a group, controls a limited partnership or similar entity. In July 2005 the FASB issued FSP No. SOP 78-9-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-5.” FSP No. SOP 78-9-1 eliminates the concept of “important rights” and replaces it with concepts of “kick-out rights” and “substantive participating rights” as defined in EITF Issue No. 04-5. FSP No. SOP 78-9-1 and EITF Issue No. 04-5 are effective for all general partners of partnerships formed or modified after June 29, 2005, and for all other partnerships the first reporting period beginning after December 15, 2005. We have applied FSP No. SOP 78-9-1 and EITF Issue No. 04-5 to our joint ventures and concluded that these pronouncements did not require consolidation of additional entities.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose us to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At September 30, 2005, we had fixed-rate debt of $2.0 billion and variable-rate debt of $268.6 million, after adjusting for the net effect of $95.0 million notional amount of interest rate swaps.

ITEM 4. Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2005. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2005.

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.10†
Weingarten Realty Investors Supplemental Executive Retirement Plan amended and restated effective September 1, 2002 (filed as Exhibit 10.10 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.11†
First Amendment to the Weingarten Realty Investors Supplemental Executive Retirement Plan amended on November 3, 2003 (filed as Exhibit 10.11 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.12†
Second Amendment to the Weingarten Realty Investors Supplemental Executive Retirement Plan amended October 22, 2004 (filed as Exhibit 10.12 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.13†
Third Amendment to the Weingarten Realty Investors Supplemental Executive Retirement Plan amended October 22, 2004 (filed as Exhibit 10.13 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.14†
Weingarten Realty Investors Retirement Benefit Restoration Plan adopted effective September 1, 2002 (filed as Exhibit 10.14 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.15†
First Amendment to the Weingarten Realty Investors Retirement Benefit Restoration Plan amended on November 3, 2003 (filed as Exhibit 10.15 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.16†
Second Amendment to the Weingarten Realty Investors Retirement Benefit Restoration Plan amended October 22, 2004 (filed as Exhibit 10.16 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.17†
Weingarten Realty Investors Deferred Compensation Plan amended and restated as a separate and independent plan effective September 1, 2002 (filed as Exhibit 10.17 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.18†
Supplement to the Weingarten Realty Investors Deferred Compensation Plan amended on April 25, 2003 (filed as Exhibit 10.18 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.19†
First Amendment to the Weingarten Realty Investors Deferred Compensation Plan amended on November 3, 2003 (filed as Exhibit 10.19 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.20†
Second Amendment to the Weingarten Realty Investors Deferred Compensation Plan amended and restated effective January 1, 2004 (filed as Exhibit 10.20 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.21†
Trust Under the Weingarten Realty Investors Deferred Compensation Plan amended and restated effective October 21, 2003 (filed as Exhibit 10.21 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.22†
Trust Under the Weingarten Realty Investors Retirement Benefit Restoration Plan amended and restated effective October 21, 2003 (filed as Exhibit 10.22 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.23†
Trust Under the Weingarten Realty Investors Supplemental Executive Retirement Plan amended and restated effective October 21, 2003 (filed as Exhibit 10.23 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.24†
First Amendment to the Trust Under the Weingarten Realty Investors Deferred Compensation Plan, Supplemental Executive Retirement Plan, and Retirement Benefit Restoration Plan amended on March 16, 2004 (filed as Exhibit 10.24 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.25†*	First Amendment to the Savings and Investment Plan for Employees of Weingarten Realty Investors, dated August 1, 2005.
10.26†*	Mandatory Distribution Amendment for the Savings and Investment Plan for Employees of Weingarten Realty Investors, dated August 1, 2005.
10.27†*	First Amendment to the Weingarten Realty Pension Plan, dated August 1, 2005.
10.28†*	Mandatory Distribution Amendment for the Weingarten Realty Retirement Plan, dated August 1, 2005.
10.29†*	Second Amendment to the Weingarten Realty Investors Deferred Compensation Plan, as amended, dated October 13, 2005.
10.30†*	Third Amendment to the Weingarten Realty Investors Deferred Compensation Plan, dated August 1, 2005.
12.1 *	A statement of computation of ratios of earnings and funds from operations to combined fixed charges and preferred dividends.
31.1 *	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2 *	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1 **	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2 **	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
_______________

*	Filed with this report.

**	Furnished with this report.

†	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEINGARTEN REALTY INVESTORS
(Registrant)

By:	/s/ Andrew M. Alexander
Andrew M. Alexander
Chief Executive Officer

By:	/s/ Joe D. Shafer
Joe D. Shafer
Vice President/Chief Accounting Officer
(Principal Accounting Officer)

DATE: November 9, 2005

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

10.25	First Amendment to the Savings and Investment Plan for Employees of Weingarten Realty Investors, dated August 1, 2005.

10.26	Mandatory Distribution Amendment for the Savings and Investment Plan for Employees of Weingarten Realty Investors, dated August 1, 2005.
10.27	First Amendment to the Weingarten Realty Pension Plan, dated August 1, 2005.
10.28	Mandatory Distribution Amendment for the Weingarten Realty Retirement Plan, dated August 1, 2005.
10.29	Second Amendment to the Weingarten Realty Investors Deferred Compensation Plan, as amended, dated October 13, 2005.
10.30	Third Amendment to the Weingarten Realty Investors Deferred Compensation Plan, dated August 1, 2005.
12.1	A statement of computation of ratios of earnings and funds from operations to combined fixed charges and preferred dividends.
31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).