Form 10-K
period 2005-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2006-03-16
CIK 828916

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). YES ☒ NO ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☐.

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
YES ☐ NO ☒.

The aggregate market value of the common shares held by non-affiliates (based upon the closing sale price on the New York Stock Exchange of $39.22) on June 30, 2005 was $3,121,295,971. As of June 30, 2005, there were 89,215,127 common shares of beneficial interest, $.03 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 1, 2006 are incorporated by reference in Part III.

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

PART I

ITEM 1. Business

General. Weingarten Realty Investors, a real estate investment trust organized under the Texas Real Estate Investment Trust Act, and its predecessor entity began the ownership and development of shopping centers and other commercial real estate in 1948. At December 31, 2005, we owned or operated under long-term leases, either directly or through our interest in joint ventures or partnerships, a total of 353 developed income-producing properties and seven projects in various stages of development for which rental income has yet to commence. We owned 296 neighborhood and community shopping centers located in the Houston metropolitan area and in other parts of Texas as well as in Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Maine, Missouri, Nevada, New Mexico, North Carolina, Oklahoma, Tennessee, Utah and Washington. We also owned 64 industrial projects located in California, Florida, Georgia, Tennessee and Texas. Our interest in these projects amounts to approximately 48.7 million square feet of building area and 198.8 million square feet of land area. We also owned interests in 12 parcels of unimproved land held for future development that totaled approximately 3.7 million square feet.

At December 31, 2005, we employed 366 full-time persons and our principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008, and our phone number is (713) 866-6000.

Investment and Operating Strategy. Our investment strategy is to increase cash flow and the value of our portfolio through intensive hands-on management of our existing portfolio of assets, selective remerchandising and renovation of properties and the acquisition and development of income-producing real estate assets where the returns on such investments exceed our blended long-term cost of capital. We are expanding our new development program to include a merchant developer component where we will build, lease and then sell the developed real estate. We will also pursue the disposition of selective noncore assets as circumstances warrant when we believe the sales proceeds can be effectively redeployed into assets with higher growth potential.

At December 31, 2005, neighborhood and community shopping centers generated 90.1% of total revenue and industrial properties accounted for 9.1%. We expect to continue to focus the future growth of the portfolio in neighborhood and community centers and bulk and office/service industrial properties in markets where we currently operate as well as other markets primarily in the southern half of the United States. While we do not anticipate significant investment in other classes of real estate such as multi-family or office assets, we remain open to opportunistic uses of our undeveloped land.

We may either purchase or lease income-producing properties in the future, and may also participate with other entities in property ownership through partnerships, joint ventures or similar types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness or such financing or indebtedness may be incurred in connection with acquiring such investments.

We may invest in mortgages; however, we currently have only invested in first mortgages to joint ventures or partnerships in which we own an equity interest. We may also invest in securities of other issuers for the purpose, among others, of exercising control over such entities, subject to the gross income and asset tests necessary for REIT qualification.

Our operating strategy consists of intensive hands-on management and leasing of our properties. In acquiring and developing properties, we attempt to accumulate enough properties in a geographic area to allow for the establishment of a regional office, which enables us to obtain in-depth knowledge of the market from a leasing perspective and to have easy access to the property and our tenants from a management viewpoint.

Diversification from both a geographic and tenancy perspective is a critical component of our operating strategy. While over 43% of the building square footage of our properties is located in the state of Texas, we continue to expand our holdings outside the state. With respect to tenant diversification, our two largest merchants accounted for 3.1% and 1.7%, respectively, of our total rental revenues for the year-end December 31, 2005. No other tenant accounted for more than 1.6% of our total rental revenues.

We finance our growth and working capital needs in a conservative manner. With a credit rating of A from Standard & Poors and A3 from Moody's Investor Services, we have the highest unsecured credit rating of any public REIT. We intend to maintain a conservative approach to managing our balance sheet, which, in turn, gives us many options to raising debt or equity capital when needed. At December 31, 2005, our fixed charge coverage ratio was 2.6 to 1 and our debt to total market capitalization was 38.7%.

Our policies with respect to the investment and operating strategies discussed above are reviewed by our Board of Trust Managers periodically and may be modified without a vote of our shareholders.

Location of Properties. Historically, we have emphasized investments in properties located primarily in the Houston area. Since 1987, we began actively acquiring properties outside Houston. Of our 360 properties that were owned or operated under long-term leases, either directly or through our interest in joint ventures or partnerships, as of December 31, 2005, 81 are located in the Houston metropolitan area and an additional 95 properties are located in other parts of Texas. We also have 12 parcels of unimproved land, nine of which are located in the Houston area and two of which are located in other parts of Texas. Because of our investments in the Houston area, as well as in other parts of Texas, the Houston and Texas economies affect, to a significant degree, our business and operations.

Although 2005 was a busy hurricane season, we had minimal damage to our properties from hurricanes Katrina and Rita.

The national economy showed improvement in 2005 and many indicators show that the southern US economies outperformed the national averages. Many of our operating areas throughout the southern United States are showing strong diversified economies with very few sectors being affected by changing energy prices. In 2005 the unemployment rates in most of our markets were equal to or below the national average, and inflation in our markets was also less pronounced than the rest of the country. The US economy is expected to maintain its current upward momentum in 2006 - especially in the south where the majority of our assets are located. Any downturn in the economy could adversely affect us; however, the majority of our properties are located in densely populated metropolitan areas and are anchored by supermarkets and discount stores, which generally provide basic necessity-type items and tend to be less affected by economic changes.

Competition. Within our peer group of publicly held owners and operators of neighborhood and community shopping centers, we are in the top tier based on revenues and total market capitalization. There are numerous other developers and real estate companies (both public and private), financial institutions and other investors engaged in the development, acquisition and operation of shopping centers and commercial property which compete with us in our trade areas. This results in competition for the acquisition of both existing income-producing properties and prime development sites. There is also competition for tenants to occupy the space that is developed, acquired and managed by our competitors or us.

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

Materials Available on Our Website. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding Officers, Trustees or 10% Beneficial Owners of the Company, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through our website (www.weingarten.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission. We have also made available on our website copies of our Audit Committee Charter, Management Development and Compensation Committee Charter, Governance Committee Charter, Code of Conduct and Ethics and Governance Policies. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website.

Financial Information. Additional financial information concerning us is included in the Consolidated Financial Statements located on pages 39 through 59 herein.

ITEM 1A. Risk Factors

The economic performance and value of our shopping centers depend on many factors, each of which could have an adverse impact on our cash flows and operating results.

The economic performance and value of our properties can be affected by many factors, including the following:

▪	Changes in the national, regional and local economic climate;
▪	Local conditions such as an oversupply of space or a reduction in demand for real estate in the area;
▪	The attractiveness of the properties to tenants;
▪	Competition from other available space;
▪	Our ability to provide adequate management services and to maintain our properties;
▪	Increased operating costs, if these costs cannot be passed through to tenants; and
▪	The expense of periodically renovating, repairing and reletting spaces.

Our properties consist primarily of neighborhood and community shopping centers and, therefore, our performance is linked to general economic conditions in the market for retail space. The market for retail space has been and may continue to be adversely affected by weakness in the national, regional and local economies where our properties are located, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing consumer purchases through catalogues and the Internet. To the extent that any of these conditions occur, they are likely to affect market rents for retail space. In addition, we may face challenges in the management and maintenance of the properties or encounter increased operating costs, such as real estate taxes, insurance and utilities, which may make our properties unattractive to tenants.

Our acquisition activities may not produce the cash flows that we expect and may be limited by competitive pressures or other factors.

We intend to acquire existing retail properties to the extent that suitable acquisitions can be made on advantageous terms. Acquisitions of commercial properties involve risks such as:

▪	Our estimates on expected occupancy and rental rates may differ from actual conditions;
▪	Our estimates of the costs of any redevelopment or repositioning of acquired properties may prove to be inaccurate;
▪	We may be unable to operate successfully in new markets where acquired properties are located, due to a lack of market knowledge or understanding of local economies;
▪	We may be unable to successfully integrate new properties into our existing operations; or
▪	We may have difficulty obtaining financing on acceptable terms or paying the operating expenses and debt service associated with acquired properties prior to sufficient occupancy.

In addition, we may not be in a position or have the opportunity in the future to make suitable property acquisitions on advantageous terms due to competition for such properties with others engaged in real estate investment. Our inability to successfully acquire new properties may have an adverse effect on our results of operations.

Our dependence on rental income may adversely affect our ability to meet our debt obligations and make distributions to our shareholders.

Substantially all of our income is derived from rental income from real property. As a result, our performance depends on our ability to collect rent from tenants. Our income and funds for distribution would be negatively affected if a significant number of our tenants, or any of our major tenants (as discussed in more detail below):

▪	Delay lease commencements;
▪	Decline to extend or renew leases upon expiration;
▪	Fail to make rental payments when due; or
▪	Close stores or declare bankruptcy.

Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. Lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could also result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In addition, we cannot be sure that any tenant whose lease expires will renew that lease or that we will be able to re−lease space on economically advantageous terms. The loss of rental revenues from a number of our tenants and our inability to replace such tenants may adversely affect our profitability and our ability to meet debt and other financial obligations and make distributions to the shareholders.

Our development and construction activities could affect our operating results.

We intend to continue the selective development and construction of retail properties in accordance with our development and underwriting policies as opportunities arise. Our development and construction activities include risks that:

▪	We may abandon development opportunities after expending resources to determine feasibility;
▪	Construction costs of a project may exceed our original estimates;
▪	Occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;
▪	Rental rates per square foot could be less than projected;
▪	Financing may not be available to us on favorable terms for development of a property;
▪	We may not complete construction and lease−up on schedule, resulting in increased debt service expense and construction costs; and
▪	We may not be able to obtain, or may experience delays in obtaining necessary zoning, land use, building, occupancy and other required governmental permits and authorizations.

Additionally, the time frame required for development, construction and lease−up of these properties means that we may have to wait years for a significant cash return. If any of the above events occur, the development of properties may hinder our growth and have an adverse effect on our results of operations. In addition, new development activities, regardless of whether or not they are ultimately successful, typically require substantial time and attention from management.

Real estate property investments are illiquid, and therefore we may not be able to dispose of properties when appropriate or on favorable terms.

Real estate property investments generally cannot be disposed of quickly. In addition, the federal tax code imposes restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which could cause us to incur extended losses and reduce our cash flows and adversely affect distributions to shareholders.

Our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing.

We are generally subject to risks associated with debt financing. These risks include:

▪	Our cash flow may not satisfy required payments of principal and interest;
▪	We may not be able to refinance existing indebtedness on our properties as necessary or the terms of the refinancing may be less favorable to us than the terms of existing debt;
▪	Required debt payments are not reduced if the economic performance of any property declines;
▪	Debt service obligations could reduce funds available for distribution to our shareholders and funds available for acquisitions;
▪	Any default on our indebtedness could result in acceleration of those obligations and possible loss of property to foreclosure; and
▪	The risk that necessary capital expenditures for purposes such as re−leasing space cannot be financed on favorable terms.

If a property is mortgaged to secure payment of indebtedness and we cannot make the mortgage payments, we may have to surrender the property to the lender with a consequent loss of any prospective income and equity value from such property. Any of these risks can place strains on our cash flows, reduce our ability to grow and adversely affect our results of operations.

Property ownership through partnerships and joint ventures could limit our control of those investments and reduce our expected return.

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by us, including the possibility that our partner or co−venturer might become bankrupt, that our partner or co−venturer might at any time have different interests or goals than us, and that our partner or co−venturer may take action contrary to our instructions, requests, policies or objectives. Other risks of joint venture investments could include impasse on decisions, such as a sale, because neither our partner or co−venturer nor we would have full control over the partnership or joint venture. These factors could limit the return that we receive from those investments or cause our cash flows to be lower than our estimates.

Our financial condition could be adversely affected by financial covenants.

Our credit facilities under which our indebtedness is, or may be, issued contain certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on our ability to incur secured and unsecured indebtedness, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions. These covenants could limit our ability to obtain additional funds needed to address cash shortfalls or pursue growth opportunities or transactions that would provide substantial return to our shareholders. In addition, a breach of these covenants could cause a default under or accelerate some or all of our indebtedness, which could have a material adverse effect on our financial condition.

If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax as a regular corporation and could have significant tax liability.

We intend to operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes. However, REIT qualification requires us to satisfy numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Internal Revenue Code, for which there are a limited number of judicial or administrative interpretations. Our status as a REIT requires an analysis of various factual matters and circumstances that are not entirely within our control. Accordingly, it is not certain we will be able to qualify and remain qualified as a REIT for U.S. federal income tax purposes. Even a technical or inadvertent violation of the REIT requirements could jeopardize our REIT qualification. Furthermore, Congress or the IRS might change the tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect that could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

▪
We would be taxed as a regular domestic corporation, which, among other things, means that we would be unable to deduct distributions to our shareholders in computing our taxable income and would be subject to U.S. federal income tax on our taxable income at regular corporate rates;

▪
Any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to shareholders, and could force us to liquidate assets or take other actions that could have a detrimental effect on our operating results; and

▪
Unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which we lost our qualification, and our cash available for distribution to our shareholders therefore would be reduced for each of the years in which we do not qualify as a REIT.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow. We may also be subject to certain U.S. federal, state and local taxes on our income and property either directly or at the level of our subsidiaries. Any of these taxes would decrease cash available for distribution to our shareholders.

Compliance with REIT requirements may negatively affect our operating decisions.

To maintain our status as a REIT for U.S. federal income tax purposes, we must meet certain requirements, on an ongoing basis, including requirements regarding our sources of income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our shares. We may also be required to make distributions to our shareholders when we do not have funds readily available for distribution or at times when our funds are otherwise needed to fund capital expenditures.

As a REIT, we must distribute at least 90% of our annual net taxable income (excluding net capital gains) to our shareholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our net taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. From time to time, we may generate taxable income greater than our income for financial reporting purposes, or our net taxable income may be greater than our cash flow available for distribution to our shareholders. If we do not have other funds available in these situations, we could be required to borrow funds, sell a portion of our securities at unfavorable prices or find other sources of funds in order to meet the REIT distribution requirements.

Dividends paid by REITs generally do not qualify for reduced tax rates.

In general, the maximum U.S. federal income tax rate for dividends paid to individual U.S. shareholders is 15% (through 2008). Unlike dividends received from a corporation that is not a REIT, our distributions to individual shareholders generally are not eligible for the reduced rates.

Our real estate investments may contain environmental risks that could adversely affect our operating results.

The acquisition of certain assets may subject us to liabilities, including environmental liabilities. Our operating expenses could be higher than anticipated due to the cost of complying with existing or future environmental laws and regulations. In addition, under various federal, state and local laws, ordinances and regulations, we may be considered an owner or operator of real property or to have arranged for the disposal or treatment of hazardous or toxic substances. As a result, we may become liable for the costs of removal or remediation of certain hazardous substances released on or in our property.

We may also be liable for other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). We may incur such liability whether or not we knew of, or were responsible for, the presence of such hazardous or toxic substances. Any liability could be of substantial magnitude and divert management’s attention from other aspects of our business and, as a result, could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to the shareholders.

An uninsured loss or a loss that exceeds the policies on our properties could subject us to lost capital or revenue on those properties.

Under the terms and conditions of the leases currently in force on our properties, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises, due to activities conducted on the properties, except for claims arising from our negligence or intentional misconduct or that of our agents. Tenants are generally required, at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. We have obtained comprehensive liability, casualty, property, flood and rental loss insurance policies on our properties. All of these policies may involve substantial deductibles and certain exclusions. In addition, we cannot assure the shareholders that the tenants will properly maintain their insurance policies or have the ability to pay the deductibles. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to the shareholders.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unintended expenditures that adversely affect our cash flows.

All of our properties are required to comply with the Americans with Disabilities Act (ADA). The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and noncompliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom we lease properties are obligated by law to comply with the ADA provisions, and typically under tenant leases are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected. As a result, we could be required to expend funds to comply with the provisions of the ADA, which could adversely affect the results of operations and financial condition and our ability to make distributions to shareholders. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to the properties. We may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could have a material adverse effect on our ability to meet the financial obligations and make distributions to our shareholders.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

At December 31, 2005, our real estate properties consisted of 360 locations in twenty states. A complete listing of these properties, including the name, location, building area and land area (in square feet), as applicable, is set forth below:

SHOPPING CENTERS
	Building
Name and Location	Area		Land Area

Houston and Harris County, Total	6,517,000		25,263,000
Alabama-Shepherd, S. Shepherd at W. Alabama	56,000		176,000
Bayshore Plaza, Spencer Hwy. at Burke Rd.	36,000		196,000
Bellaire Boulevard, Bellaire at S. Rice	35,000		137,000
Braeswood Square, N. Braeswood at Chimney Rock	103,000		422,000
Centre at Post Oak, Westheimer at Post Oak Blvd.	184,000		505,000
Champions Village, F.M. 1960 at Champions Forest Dr.	408,000		1,391,000
Copperfield Village, Hwy. 6 at F.M. 529	163,000		712,000
Crestview, Bissonnet at Wilcrest	9,000		35,000
Crosby, F.M. 2100 at Kenning Road (61%)	34,000	*	124,000	*
Cullen Place, Cullen at Reed	7,000		30,000
Cullen Plaza, Cullen at Wilmington	85,000		318,000
Cypress Pointe, F.M. 1960 at Cypress Station	191,000		737,000
Eastpark, Mesa Rd. at Tidwell	113,000		665,000
Edgebrook, Edgebrook at Gulf Fwy.	78,000		360,000
Fiesta Village, Quitman at Fulton	30,000		80,000
Fondren Southwest Village, Fondren at W. Bellfort	269,000		1,263,000
Fondren/West Airport, Fondren at W. Airport	62,000		223,000
Glenbrook Square, Telephone Road	76,000		320,000
Griggs Road, Griggs at Cullen	80,000		382,000
Harrisburg Plaza, Harrisburg at Wayside	93,000		334,000
Heights Plaza, 20th St. at Yale	72,000		228,000
Humblewood Shopping Plaza, Eastex Fwy. at F.M. 1960	180,000		784,000
I-45/Telephone Rd. Center, I-45 at Maxwell Street	164,000		819,000
Jacinto City, Market at Baca	25,000	*	67,000	*
Landmark, Gessner at Harwin	56,000		228,000
Lawndale, Lawndale at 75th St.	53,000		177,000
Little York Plaza, Little York at E. Hardy	118,000		483,000
Lyons Avenue, Lyons at Shotwell	68,000		179,000
Market at Westchase, Westheimer at Wilcrest	87,000		333,000
Miracle Corners, S. Shaver at Southmore	86,000		386,000
Northbrook, Northwest Fwy. at W. 34th	175,000		656,000
North Main Square, Pecore at N. Main	19,000		64,000
North Oaks, F.M. 1960 at Veterans Memorial	425,000		1,646,000
North Triangle, I-45 at F.M. 1960	16,000		113,000
Northway, Northwest Fwy. at 34th	209,000		793,000
Northwest Crossing, N.W. Fwy. at Hollister (75%)	138,000	*	671,000	*
Oak Forest, W. 43rd at Oak Forest	164,000		541,000
Orchard Green, Gulfton at Renwick	74,000		273,000
Randall's/Cypress Station, F.M. 1960 at I-45	141,000		618,000
Randall's/Kings Crossing, Kingwood Dr. at Lake Houston Pkwy.	128,000		624,000
Randall's/Norchester, Grant at Jones	108,000		475,000
Richmond Square, Richmond Ave. at W. Loop 610	33,000		135,000
River Oaks, East, W. Gray at Woodhead	71,000		206,000

Table continued on next page

	Building
Name and Location	Area		Land Area

Houston and Harris County, (Cont'd.)
River Oaks, West, W. Gray at S. Shepherd	235,000		609,000
Sheldon Forest, North, I-10 at Sheldon	22,000		131,000
Sheldon Forest, South, I-10 at Sheldon	38,000	*	164,000	*
Shops at Three Corners, S. Main at Old Spanish Trail (70%)	176,000	*	803,000	*
Southgate, W. Fuqua at Hiram Clark	125,000		533,000
Spring Plaza, Hammerly at Campbell	56,000		202,000
Steeplechase, Jones Rd. at F.M. 1960	193,000		849,000
Stella Link, Stella Link at S. Braeswood	68,000		261,000
Studemont, Studewood at E. 14th St	28,000		91,000
Ten Blalock Square, I-10 at Blalock	97,000		321,000
10/Federal, I-10 at Federal	132,000		474,000
The Village Arcade, University at Kirby	191,000		413,000
Westbury Triangle, Chimney Rock at W. Bellfort	67,000		257,000
Westchase, Westheimer at Wilcrest	236,000		766,000
Westhill Village, Westheimer at Hillcroft	131,000		480,000

Texas (Excluding Houston & Harris Co.), Total	7,945,000		37,141,000
Bell Plaza, 45th Ave. at Bell St., Amarillo	129,000		682,000
Coronado, S.W. 34th St. at Wimberly Dr., Amarillo	49,000		201,000
Grand Plaza, Interstate Hwy 40 at Grand Ave., Amarillo	157,000		637,000
Puckett Plaza, Bell Road, Amarillo	133,000		621,000
Spanish Crossroads, Bell St. at Atkinsen St., Amarillo	74,000		275,000
Wolflin Village, Wolflin Ave. at Georgia St., Amarillo	193,000		421,000
Brodie Oaks, South Lamar Blvd. at Loop 360, Austin	245,000		1,050,000
Southridge Plaza, William Cannon Dr. at S. 1st St., Austin	143,000		565,000
Calder, Calder at 24th St., Beaumont	34,000		129,000
North Park Plaza, Eastex Fwy. at Dowlen, Beaumont	70,000	*	318,000	*
Phelan West, Phelan at 23rd St., Beaumont (67%)	16,000	*	59,000	*
Phelan, Phelan at 23rd St., Beaumont	12,000		63,000
Southgate, Calder Ave. at 6th St., Beaumont	34,000		118,000
Westmont, Dowlen at Phelan, Beaumont	98,000		507,000
Lone Star Pavilions, Texas at Lincoln Ave., College Station	107,000		439,000
Rock Prairie Marketplace, Rock Prairie Rd. at Hwy. 6, College Station	0	#	222,000
Montgomery Plaza, Loop 336 West at I-45, Conroe	317,000		1,179,000
River Pointe, I-45 at Loop 336, Conroe	46,000		310,000
Moore Plaza, S. Padre Island Dr. at Staples, Corpus Christi	373,000		1,492,000
Portairs, Ayers St. at Horne Rd., Corpus Christi	118,000		416,000
Shoppes at Deer Creek, FM 731 at FM 1137, Crowley	22,000		634,000
Dickinson, I-45 at F.M. 517, Dickinson (72%)	63,000	*	225,000	*
Golden Beach Market Place, Golden Triangle Blvd. at N. Beach St., Ft. Worth	31,000		340,000
Overton Park Plaza, SW Loop 820/Interstate 20 at South Hulen St., Fort Worth	353,000		1,636,000
Southcliff, I-20 at Grandbury Rd., Ft. Worth	116,000		568,000
Broadway, Broadway at 59th St., Galveston	76,000		220,000
Galveston Place, Central City Blvd. at 61st St., Galveston	210,000		828,000
Food King Place, 25th St. at Avenue P, Galveston	28,000		78,000
Killeen Marketplace, 3200 E. Central Texas Expressway, Killeen	115,000		512,000
Cedar Bayou, Bayou Rd., La Marque	15,000		51,000
North Creek Plaza, Del Mar Blvd at Hwy. I-35, Laredo	245,000		1,251,000
Plantation Centre, Del Mar Blvd. at McPherson Rd., Laredo	135,000		596,000

Table continued on next page

	Building
Name and Location	Area		Land Area

Texas (Excluding Houston & Harris Co.), (Cont'd.)
League City Plaza, I-45 at F.M. 518, League City	126,000		680,000
Caprock Center, 50th at Boston Ave., Lubbock	262,000		829,000
Central Plaza, Loop 289 at Slide Rd., Lubbock	152,000		529,000
Northtown Plaza, 1st St. at University Plaza, Lubbock	74,000		308,000
Town & Country, 4th St. at University, Lubbock	50,000		339,000
Angelina Village, Hwy. 59 at Loop 287, Lufkin	257,000		1,835,000
Independence Plaza, Town East Blvd., Mesquite	179,000		787,000
H-E-B Center, S. 10th at Houston St., McAllen	52,000	*	184,000	*
Las Tiendas Plaza, Expressway 83 at McColl Rd., McAllen	144,000	*	455,000	*
Northcross, N. 10th St. at Nolana Loop, McAllen	38,000	*	109,000	*
Old Navy Building, 1815 10th Street, McAllen	8,000	*	31,000	*
McKinney Centre, U.S. Hwy. 380 at U.S. Hwy. 75, McKinney	7,000		140,000
North Sharyland, Shary Rd. at North Hwy. 83, Mission	0	#*	483,000
Sharyland Towne Crossing, Shary Rd. at Hwy 83, Mission	0	#*	1,004,000
Custer Park, SWC Custer Road at Parker Road, Plano	116,000		376,000
Pitman Corners, Custer Rd. at West 15th, Plano	190,000		699,000
Gillham Circle, Gillham Circle at Thomas, Port Arthur	33,000		94,000
Village, 9th Ave. at 25th St., Port Arthur	52,000		243,000
Starr Plaza, U.S. Hwy. 83 at Bridge St., Rio Grande City (45%)	32,000	*	371,000
Rockwall, I-30 at Market Center Street, Rockwall	209,000		933,000
Plaza, Ave. H at Eighth St., Rosenberg	41,000	*	135,000	*
Rose-Rich, U.S. Hwy. 90A at Lane Dr., Rosenberg	104,000		386,000
Round Rock Towne Ctr., Gattis School Rd. at A. W. Grimes Blvd., Round Rock	28,000		398,000
Lake Pointe Market Center, Dalrock Rd. at Lakeview Pkwy., Rowlett	40,000		346,000
Boswell Towne Center, Highway 287 at Bailey Boswell Rd., Saginaw	26,000		176,000
Fiesta Trails, I-10 at DeZavala Rd., San Antonio	312,000		1,589,000
Oak Park Village, Nacogdoches at New Braunfels, San Antonio	65,000		221,000
Parliament Square, W. Ave. at Blanco, San Antonio	120,000		484,000
Thousand Oaks, Thousand Oaks Dr. at Jones Maltsberger Rd., San Antonio	163,000		730,000
Valley View, West Ave. at Blanco Rd., San Antonio	90,000		341,000
First Colony Commons, Hwy 59 at Williams Trace Blvd., Sugar Land	410,000		1,649,000
Market at Town Center, Town Center Blvd., Sugar Land	345,000		1,732,000
New Boston Road, New Boston at Summerhill, Texarkana	97,000		335,000
Island Market Place, 6th St. at 9th Ave., Texas City	27,000		90,000
Palmer Plaza, F.M. 1764 at 34th St., Texas City	97,000		367,000
Broadway, S. Broadway at W. 9th St., Tyler	60,000		259,000
Crossroads, I-10 at N. Main, Vidor	116,000		484,000
Watauga Towne Center, Hwy. 377 at Bursey Rd., Watauga	66,000		347,000

California, Total	3,307,000		13,328,000
Centerwood Plaza, Lakewood Blvd. at Alondra Dr., Bellflower	71,000		333,000
Southampton Center, IH 780 at Southampton Rd., Benecia	162,000		596,000
580 Marketplace, E. Castro Valley at Hwy. I-580, Castro Valley	100,000		444,000
Chino Hills Marketplace, Chino Hills Pkwy. at Pipeline Ave., Chino Hills	320,000		1,187,000
Buena Vista Marketplace, Huntington Dr. at Buena Vista St., Duarte	91,000		322,000
El Camino Promenade, El Camino Real at Via Molena, Encinitas	111,000		451,000
Fremont Gateway Plaza, Paseo Padre Pkwy. at Walnut Ave., Fremont	195,000		650,000
Hallmark Town Center, W. Cleveland Ave. at Stephanie Ln., Madera	85,000		365,000

Table continued on next page

	Building
Name and Location	Area		Land Area

California, (Cont'd.)
Menifee Town Center, Antelope Rd. at Newport Rd., Menifee	124,000		658,000
Marshall’s Plaza, McHenry at Sylvan Ave., Modesto	79,000		218,000
Prospectors Plaza, Missouri Flat Rd. at US Hwy. 50, Placerville	228,000		873,000
Shasta Crossroads, Churn Creek Rd. at Dana Dr., Redding	121,000		520,000
Ralphs Redondo, Hawthorne Blvd. at 182nd St., Redondo Beach	67,000		431,000
Arcade Square, Watt Ave. at Whitney Ave., Sacramento	76,000		234,000
Discovery Plaza, W. El Camino Ave. at Truxel Rd., Sacramento	93,000		417,000
Summerhill Plaza, Antelope Rd. at Lichen Dr., Sacramento	134,000		704,000
Silver Creek Plaza, E. Capital Expressway. at Silver Creek Blvd., San Jose	131,000		573,000
Greenhouse Marketplace, Lewelling Blvd. at Washington Ave., San Leandro	151,000		578,000
Rancho San Marcos Village, San Marcos Blvd. at Rancho Santa Fe Rd., San Marcos	121,000		541,000
San Marcos Plaza, San Marcos Blvd. at Rancho Santa Fe Rd., San Marcos	36,000		116,000
Stony Point Plaza, Stony Point Rd. at Hwy. 12, Santa Rosa	199,000		619,000
Sunset Center, Sunset Ave. at State Hwy. 12, Suisun City	85,000		359,000
Creekside Center, Alamo Dr. at Nut Creek Rd., Vacaville	116,000		400,000
Westminster Center, Westminster Blvd. at Golden West St., Westminster	411,000		1,739,000

Florida, Total	3,921,000		20,170,000
Boca Lyons, Glades Rd. at Lyons Rd., Boca Raton	117,000		544,000
Sunset 19, U.S. Hwy. 19 at Sunset Pointe Rd., Clearwater	273,000		1,078,000
Embassy Lakes, Sheraton St. at Hiatus Rd., Cooper City	132,000		618,000
Hollywood Hills Plaza, Hollywood Blvd. at North Park Rd., Hollywood	365,000		1,429,000
Argyle Village, Blanding at Argyle Forest Blvd., Jacksonville	305,000		1,329,000
T. J. Maxx Plaza, 117th Avenue at Sunset Blvd., Kendall A	162,000		540,000
Largo Mall, Ulmerton Rd. at Seminole Ave., Largo	378,000		1,888,000
Lake Washington Crossing, Wickham Rd. at Lake Washington Rd., Melbourne (25%)25%)	30,000	*	145,000
Lake Washington Square, Wickham Rd. at Lake Washington Rd., Melbourne	112,000		688,000
Tamiami Trail Shops, S.W. 8th St. at S.W. 137th Ave., Miami	111,000		515,000
Northridge, E. Commercial Blvd. at Dixie Hwy., Oakland Park	234,000		901,000
Colonial Plaza, E. Colonial Dr. at Primrose Dr., Orlando	488,000		2,009,000
Market at Southside, Michigan Ave. at Delaney Ave., Orlando	97,000		348,000
Phillips Landing, Turkey Lake Rd., Orlando	0	#	2,359,000
Town Center at Timber Springs, Timber Springs Blvd. at Avalon Blvd., Orlando	0	#	210,000
Westland Terrace Plaza, SR 50 at Apopka Vineland Rd., Orlando	68,000		361,000
University Palms, Alafaya Trail at McCullough Rd., Oviedo	99,000		522,000
Flamingo Pines, Pines Blvd. at Flamingo Rd., Pembroke Pines	257,000		1,447,000
Pembroke Commons, University at Pines Blvd., Pembroke Pines	316,000		1,394,000
Publix at Laguna Isles, Sheridan St. at SW 196th Ave., Pembroke Pines	69,000		400,000
Vizcaya Square, Nob Hill Rd. at Cleary Blvd., Plantation	108,000		521,000
Venice Pines Plaza, Center Rd. at Jacaranda Blvd., Venice	97,000		524,000
Winter Park Corners, Aloma Ave. at Lakemont Ave., Winter Park	103,000		400,000

Louisiana, Total	1,804,000		8,313,000
Siegen Plaza, Siegen Lane at Honore Lane, Baton Rouge	163,000		1,000,000
Park Terrace, U.S. Hwy. 171 at Parish, DeRidder	137,000		520,000
Town & Country Plaza, U.S. Hwy. 190 West, Hammond	227,000		915,000
Manhattan Place, Manhattan Blvd. at Gretna Blvd., Harvey	133,000		894,000
Ambassador Plaza, Ambassador Caffery at W. Congress, Lafayette	29,000		196,000
River Marketplace, Ambassador Caffery Pkwy at Kaliste Saloom, Lafayette (20%)	34,000	*	210,000

Table continued on next page

	Building
Name and Location	Area		Land Area

Louisiana, (Cont'd.)
Westwood Village, W. Congress at Bertrand, Lafayette	141,000		942,000
Conn's Building, Ryan at 17th St., Lake Charles	23,000		36,000
14/Park Plaza, Hwy. 14 at General Doolittle, Lake Charles	207,000		654,000
Kmart Plaza, Ryan St., Lake Charles	105,000	*	406,000	*
Prien Lake Plaza, Prien Lake Rd. at Nelson Rd., Lake Charles	131,000		730,000
Southgate, Ryan at Eddy, Lake Charles	171,000		628,000
Orleans Station, Paris, Robert E. Lee at Chatham, New Orleans	5,000		31,000
Danville Plaza, Louisville at 19th, Monroe	144,000		539,000
University Place, 70th Street at Youree Dr., Shreveport (20%)	41,000	*	219,000
Westwood, Jewella at Greenwood, Shreveport	113,000		393,000

Nevada, Total	2,413,000		9,956,000
Eastern Horizon, Eastern Ave. at Horizon Ridge Pkwy., Henderson	67,000		478,000
Best in the West Shopping Center, Rainbow at Lake Mead Rd., Las Vegas	437,000		1,516,000
Francisco Centre, E. Desert Inn Rd. at S. Eastern Ave., Las Vegas	116,000		639,000
Mission Center, Flamingo Rd. at Maryland Pkwy., Las Vegas	152,000		570,000
Paradise Marketplace, Flamingo Rd. at Sandhill, Las Vegas	149,000		536,000
Rainbow Plaza, Rainbow Blvd. at Charleston Blvd., Las Vegas	410,000		1,548,000
Rancho Towne & Country, Rancho Dr. at Charleston Blvd., Las Vegas	87,000		350,000
Tropicana Beltway, Tropicana Beltway at Fort Apache Rd., Las Vegas	122,000	*	733,000	*
Tropicana Marketplace, Tropicana at Jones Blvd., Las Vegas	143,000		519,000
Westland Fair, Charleston Blvd. At Decatur Blvd., Las Vegas	566,000		2,346,000
College Park, E. Lake Mead Blvd. at Civic Ctr. Dr., North Las Vegas	164,000		721,000

North Carolina, Total	2,380,000		14,072,000
Capital Square, Capital Blvd. at Huntleigh Dr., Cary	157,000		607,000
Harrison Pointe Center, Harrison Ave. at Maynard Rd., Cary	124,000		1,343,000
High House Crossing, NC Hwy 55 at Green Level W. Rd., Cary	90,000		606,000
Northwoods Market, Maynard Rd. at Harrison Ave., Cary	78,000		431,000
Parkway Pointe, Cory Parkway and S. R. 1011, Cary	80,000		461,000
Chatham Crossing, US 15/501 at Plaza Dr., Chapel Hill (25%)	24,000	*	106,000
Johnston Road Plaza, Johnston Rd. at McMullen Creek Pkwy., Charlotte	80,000		466,000
Steele Creek Crossing, York Rd. at Steele Creek Rd., Charlotte	77,000		491,000
Whitehall Commons, NWC of Hwy. 49 at I-485, Charlotte	33,000		360,000
Bull City Market, Broad St. at West Main St., Durham	43,000		112,000
Durham Festival, Hillsborough Rd. at LaSalle St., Durham	134,000		487,000
Mineral Springs Village, Mineral Springs Rd. at Wake Forest Rd., Durham	58,000		572,000
Ravenstone Commons, Hwy 98 at Sherron Rd., Durham	60,000		374,000
Waterford Village, US Hwy 17 at US Hwy 74/76, Leland (75%)	0	* #	948,000	*
Pinecrest Plaza, Hwy 15-501 at Morganton Rd., Pinehurst	250,000		1,438,000
Avent Ferry, Avent Ferry Rd. at Gorman St., Raleigh	117,000		669,000
Falls Pointe, Neuce Rd. at Durant Rd., Raleigh	103,000		658,000
Leesville Town Centre, Leesville Rd. at Leesville Church Rd., Raleigh	114,000		904,000
Lynnwood Collection, Creedmoor Rd. at Lynn Road, Raleigh	86,000		429,000
Six Forks Station, Six Forks Rd. at Strickland Rd., Raleigh	468,000		1,843,000
Stonehenge Market, Creedmoor Rd. at Bridgeport Dr., Raleigh	188,000		669,000
Heritage Station, Forestville Rd. at Rogers Rd., Wake Forest (25%)	16,000	*	98,000	*

Table continued on next page

	Building
Name and Location	Area		Land Area

Arizona, Total	1,396,000		6,427,000
Palmilla Center, Dysart Rd. at McDowell Rd., Avondale	104,000		264,000
University Plaza, Plaza Way at Milton Rd., Flagstaff	162,000		919,000
Val Vista Towne Center, Warner at Val Vista Rd., Gilbert	93,000		366,000
Arrowhead Festival, 75th Ave. at W. Bell Rd., Glendale	30,000		157,000
Fry's Ellsworth Plaza, Broadway Rd. at Ellsworth Rd., Mesa	9,000		58,000
Monte Vista Village Center, Baseline Rd. at Ellsworth Rd., Mesa	40,000		353,000
Red Mountain Gateway, Power Rd. at McKellips Rd., Mesa	70,000		353,000
Camelback Village Square, Camelback at 7th Avenue, Phoenix	135,000		543,000
Laveen Village Market, Baseline Rd. at 51st St., Phoenix	36,000		346,000
Rancho Encanto, 35th Avenue at Greenway Rd., Phoenix	71,000		259,000
Squaw Peak Plaza, 16th Street at Glendale Ave., Phoenix	61,000		220,000
Fountain Plaza, 77th St. at McDowell, Scottsdale	105,000		445,000
Basha Valley Plaza, S. McClintock at E. Southern, Tempe	145,000		570,000
Broadway Marketplace, Broadway at Rural, Tempe	83,000		347,000
Pueblo Anozira, McClintock Dr. at Guadalupe Rd., Tempe	152,000		769,000
Desert Square Shopping Center, Golf Links at Kolb, Tucson	100,000		458,000

New Mexico, Total	1,182,000		4,964,000
Eastdale, Candelaria Rd. at Eubank Blvd., Albuquerque	118,000		601,000
North Towne Plaza, Academy Rd. at Wyoming Blvd., Albuquerque	103,000		607,000
Pavilions at San Mateo, I-40 at San Mateo, Albuquerque	196,000		791,000
Plaza at Cottonwood, Coors Bypass Blvd. at Seven Bar Loop Rd., Albuquerque	84,000		386,000
Valle del Sol, Isleta Blvd. at Rio Bravo, Albuquerque	106,000		475,000
Wyoming Mall, Academy Rd. at Northeastern, Albuquerque	326,000		1,309,000
DeVargas, N. Guadalupe at Paseo de Peralta, Santa Fe	249,000		795,000

Colorado, Total	1,228,000		5,594,000
Aurora City Place, E. Alameda at I225, Aurora	173,000	*	1,130,000	*
Bridges at Smoky Hill, Smoky Hill Rd. at S. Picadilly St., Aurora	10,000	*	137,000	*
Academy Place, Academy Blvd. at Union Blvd., Colorado Springs	84,000		404,000
Carefree, Academy Blvd. at N. Carefree Circle, Colorado Springs	127,000		460,000
Uintah Gardens, NEC 19th St. at West Uintah, Colorado Springs	212,000		677,000
Green Valley Ranch Towne Center, Tower Rd. at 48th Ave., Denver (37%)	27,000	*	167,000	*
Lowry Town Center, 2nd Ave. at Lowry Ave., Denver	39,000	*	123,000	*
Gold Creek Center, Hwy. 86 at Elizabeth St., Elizabeth	13,000	*	79,000	*
City Center Englewood, S. Santa Fe at Hampden Ave., Englewood	219,000		452,000
Glenwood Meadows, Midland Ave. and W. Meadows, Glenwood Springs (41%) (41%)	92,000	*	528,000	*
University Park, Highlands Ranch at University Blvd., Highlands Ranch (40%)	35,000	*	214,000	*
Crossing at Stonegate, Jordan Rd. at Lincoln Ave., Parker (38%)	45,000	*	327,000	*
Thorncreek Crossing, Washington St. at 120th St., Thornton	106,000	*	578,000	*
Westminster Plaza, North Federal Blvd. at 72nd Ave., Westminster	46,000	*	318,000	*

Kansas, Total	784,000		3,418,000
West State Plaza, State Ave. at 78th St., Kansas City	94,000		401,000
Regency Park, 93rd St. at Metcalf Ave., Overland Park	202,000		742,000
Westbrooke Village, Quivira Rd. at 75th St., Shawnee	237,000		1,270,000
Shawnee Village, Shawnee Mission Pkwy. at Quivera Rd., Shawnee	135,000		561,000
Kohl's, Wanamaker Rd. at S.W. 17th St., Topeka	116,000		444,000

Table continued on next page

	Building
Name and Location	Area		Land Area

Oklahoma, Total	654,000		2,931,000
Bryant Square, Bryant Ave. at 2nd St., Edmond	282,000		1,259,000
Market Boulevard, E. Reno Ave. at N. Douglas Ave., Midwest City	36,000		142,000
Town & Country, Reno Ave. at North Air Depot, Midwest City	138,000		540,000
Windsor Hills Center, Meridian at Windsor Place, Oklahoma City	198,000		990,000

Arkansas, Total	636,000		2,652,000
Evelyn Hills, College Ave. at Abshier, Fayetteville	128,000		750,000
Geyer Springs, Geyer Springs at Baseline, Little Rock	153,000		414,000
Markham Square, W. Markham at John Barrow, Little Rock	127,000		514,000
Markham West, 11400 W. Markham, Little Rock	178,000		768,000
Westgate, Cantrell at Bryant, Little Rock	50,000		206,000

Tennessee, Total	576,000		2,431,000
Bartlett Towne Center, Bartlett Blvd. at Stage Rd., Bartlett	179,000		774,000
Commons at Dexter Lake, Dexter at N. Germantown, Memphis	229,000		1,013,000
Highland Square, Summer at Highland, Memphis	14,000		84,000
Summer Center, Summer Ave. at Waring Rd., Memphis	154,000		560,000

Georgia, Total	774,000		4,088,000
Brookwood Square, East-West Connector at Austell Rd., Austell	253,000		971,000
Thompson Bridge Commons, Thompson Bridge Rd. at Mount Vernon Rd., Gainesville	78,000		540,000
Grayson Commons Shopping Center, Grayson Hwy. at Rosebud Rd., Grayson	77,000		510,000
Village Shoppes of Sugarloaf, Sugarloaf Pkwy at Five Forks Trickum Rd., Lawrenceville	148,000		831,000
Sandy Plains Exchange, Sandy Plains at Scufflegirt, Marietta	73,000		452,000
Roswell Corners, Woodstock Rd. at Hardscrabble Rd., Roswell	145,000		784,000

Utah, Total	292,000		1,362,000
Alpine Valley Center, Main St. at State St., American Fork (33%)	22,000	*	149,000	*
Taylorsville Town Center, West 4700 South at Redwood Rd., Taylorsville	94,000		399,000
West Jordan Town Center, West 7000 South at S. Redwood Rd., West Jordan	176,000		814,000

Missouri, Total	366,000		1,428,000
Ballwin Plaza, Manchester Rd. at Vlasis Dr., Ballwin	203,000		653,000
Western Plaza, Hwy. 141 at Hwy. 30, Fenton	28,000	*	327,000	*
PineTree Plaza, U.S. Hwy. 50 at Hwy. 291, Lee's Summit	135,000		448,000

Maine, Total	154,000		722,000
The Promenade, Essex at Summit, Lewiston (75%)	154,000	*	722,000	*

Kentucky, Total	471,000		2,586,000
Millpond Center, Boston at Man O’War, Lexington	117,000		773,000
Tates Creek, Tates Creek at Man O'War, Lexington	185,000		660,000
Festival at Jefferson Court, Outer Loop at Jefferson Blvd., Louisville	169,000		1,153,000

Illinois, Total	273,000		1,268,000
Lincoln Place Centre, Hwy. 59, Fairview Heights	103,000		503,000
Lincoln Place II, Route 159 at Hwy 50, Fairview Heights	170,000		765,000

Table continued on next page

	Building
Name and Location	Area		Land Area

Washington, Total	0		71,000
Village at Liberty Lake, E. Country Vista Dr. at N. Liberty Rd., Liberty Lake	0	*#	71,000

INDUSTRIAL

Houston and Harris County, Total	3,296,000		9,609,000
Beltway 8 Business Park, Beltway 8 at Petersham Dr.	158,000		499,000
Blankenship Building, Kempwood Drive	59,000		175,000
Brookhollow Business Center, Dacoma at Directors Row	133,000		405,000
Central Park Northwest VI, Central Pkwy. at Dacoma	175,000		518,000
Central Park Northwest VII, Central Pkwy. at Dacoma	103,000		283,000
Claywood Industrial Park, Clay at Hollister	330,000		1,761,000
Crossppoint Warehouse, Crosspoint	73,000		179,000
Jester Plaza, West T.C. Jester	101,000		244,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr.	113,000		327,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr. (20%)	42,000	*	106,000	*
Lathrop Warehouse, Lathrop St. at Larimer St. (20%)	51,000	*	87,000	*
Nasa One Business Center, Nasa Road One at Hwy. 3	112,000		328,000
Navigation Business Park, Navigation at N. York (20%)	47,000	*	111,000	*
Northway Park II, Loop 610 East at Homestead (20%)	61,000	*	149,000	*
Railwood F, Market at U.S. 90 (20%)	60,000	*	112,000	*
Railwood Industrial Park, Mesa at U.S. 90	616,000		1,651,000
Railwood Industrial Park, Mesa at U.S. 90 (20%)	99,000	*	213,000	*
South Loop Business Park, S. Loop at Long Dr. (50%)	46,000	*	103,000	*
Southport Business Park 5, South Loop 610	161,000		358,000
Southwest Park II, Rockley Road	68,000		216,000
Stonecrest Business Center, Wilcrest at Fallstone	111,000		308,000
West-10 Business Center, Wirt Rd. at I-10	129,000		331,000
West-10 Business Center II, Wirt Rd. at I-10	83,000		149,000
Westgate Service Center, Park Row Dr. at Whiteback Dr.	119,000		499,000
West Loop Commerce Center, W. Loop N. at I-10	34,000		91,000
610 and 11th St. Warehouse, Loop 610 at 11th St.	105,000		202,000
610 and 11th St. Warehouse, Loop 610 at 11th St. (20%)	48,000	*	108,000	*
610/288 Business Park, Cannon Street (20%)	59,000	*	96,000	*

Texas (excluding Houston & Harris Co.), Total	3,261,000		8,150,000
Randol Mill Place, Randol Mill Road, Arlington	55,000		178,000
Braker 2 Business Center, Kramer Ln. at Metric Blvd., Austin	27,000		93,000
Corporate Center I & II, Putnam Dr. at Research Blvd., Austin	117,000		326,000
Oak Hill Industrial Park, Industrial Oaks Blvd., Austin	90,000		340,000
Rutland 10 Business Center, Metric Blvd. At Centimeter Circle, Austin	54,000		139,000
Southpark A,B,C., East St. Elmo Rd. at Woodward St., Austin	78,000		238,000
Southpoint Service Center, Burleson at Promontory Point Dr., Austin	54,000		234,000
Wells Branch Corporate Center, Wells Branch Pkwy., Austin	59,000		183,000
1625 Diplomat Drive, SWC Diplomat Dr. at McDaniel Dr., Carrollton	106,000		199,000
Midway Business Center, Midway at Boyington, Carrollton	141,000		309,000
Manana Office Center, I-35 at Manana, Dallas	223,000		473,000
Newkirk Service Center, Newkirk near N.W. Hwy., Dallas	106,000		223,000
Northaven Business Center, Northaven Rd., Dallas	151,000		178,000

Table continued on next page

	Building
Name and Location	Area	Land Area

INDUSTRIAL (Cont'd.)

Texas (excluding Houston & Harris Co.), (Cont’d)	3,261,000	8,150,000
Northeast Crossing Off/Svc Ctr., East N.W. Hwy. at Shiloh, Dallas	79,000	199,000
Northwest Crossing Off/Svc Ctr., N.W. Hwy. at Walton Walker, Dallas	127,000	290,000
Redbird Distribution Center, Joseph Hardin Drive, Dallas	111,000	234,000
Regal Distribution Center, Leston Avenue, Dallas	203,000	318,000
Space Center Industrial Park, Pulaski St. at Irving Blvd., Dallas	265,000	426,000
Walnut Trails Business Park, Walnut Hill Lane, Dallas	104,000	311,000
Central Plano Business Park, Klein Rd. at Plano Pkwy., Plano.	138,000	415,000
Jupiter Service Center, Jupiter near Plano Pkwy., Plano	78,000	234,000
Sherman Plaza Business Park, Sherman at Phillips, Richardson	101,000	312,000
Interwest Business Park, Alamo Downs Parkway, San Antonio	218,000	742,000
ISOM Business Park, 919-981 Isom Road, San Antonio	175,000	462,000
O'Connor Road Business Park, O'Connor Road, San Antonio	150,000	459,000
Freeport Business Center, 13215 N. Promenade Blvd., Stafford	251,000	635,000

Tennessee, Total	1,543,000	3,567,000
Crowfarn Drive Warehouse, Crowfarn Dr. at Getwell Rd., Memphis	161,000	316,000
Outland Business Center, Outland Center Dr., Memphis	410,000	1,214,000
Southpoint I & II, Pleasant Hill Rd. at Shelby Dr., Memphis	571,000	1,127,000
Southwide Warehouse # 2 - # 4, Federal Compress Ind. Pk., Memphis	236,000	487,000
Thomas Street Warehouse, N. Thomas Street, Memphis	165,000	423,000

Florida, Total	1,272,000	3,214,000
Lakeland Industrial Ctr., I-4 at County Rd., Lakeland	600,000	1,535,000
1801 Massaro, 1801 Massaro Blvd., Tampa	159,000	337,000
Tampa East Portfolio, 1841 Massaro Blvd., Tampa	513,000	1,342,000

Georgia, Total	1,568,000	4,343,000
Atlanta Industrial Park, Atlanta Industrial Pkwy. at Atlanta Industrial Dr., Atlanta	552,000	1,755,000
Sears Logistics, 3700 Southside Industrial Way, Atlanta	403,000	890,000
Southside Industrial Parkway, Southside Industrial Pkwy at Jonesboro Rd., Atlanta	72,000	242,000
Kennesaw 75, 3850-3900 Kennesaw Pkwy., Kennesaw	178,000	491,000
6485 Crescent Dr., I-85 at Jimmy Carter Blvd., Norcross	363,000	965,000

California, Total	727,000	1,760,000
Siempre Viva Business Park, Siempre Viva Rd at Kerns St., San Diego	727,000	1,760,000

Table continued on next page

	Building
	Area	Land Area

UNIMPROVED LAND

Houston & Harris County, Total		2,423,000
Bissonnet at Wilcrest		196,000
Citadel Plaza at 610 N. Loop		137,000
East Orem		122,000
Kirkwood at Dashwood Dr.		322,000
Mesa Rd. at Tidwell		901,000
Northwest Fwy. at Gessner		422,000
S. Shaver Street		17,000
W. Little York at Interstate 45		161,000
W. Loop N. at I-10		145,000

Texas (excluding Houston & Harris Co.), Total		792,000
River Pointe Dr. at I-45, Conroe		590,000
Hwy. 3 at Hwy. 1765, Texas City		202,000

Louisiana, Total		462,000
U.S. Hwy. 171 at Parish, DeRidder		462,000

Table continued on next page

	Building
Name and Location	Area	Land Area

ALL PROPERTIES-BY LOCATION

Grand Total	48,740,000	202,505,000
Texas (excluding Houston & Harris County)	11,206,000	46,083,000
Houston & Harris County	9,813,000	37,295,000
Florida	5,193,000	23,384,000
California	4,034,000	15,088,000
Georgia	2,342,000	8,431,000
Louisiana	1,804,000	8,775,000
Nevada	2,413,000	9,956,000
North Carolina	2,380,000	14,072,000
Tennessee	2,119,000	5,998,000
Arizona	1,396,000	6,427,000
New Mexico	1,182,000	4,964,000
Colorado	1,228,000	5,594,000
Kansas	784,000	3,418,000
Arkansas	636,000	2,652,000
Oklahoma	654,000	2,931,000
Missouri	366,000	1,428,000
Kentucky	471,000	2,586,000
Utah	292,000	1,362,000
Illinois	273,000	1,268,000
Maine	154,000	722,000
Washington	0	71,000

ALL PROPERTIES-BY CLASSIFICATION

Grand Total	48,740,000	202,505,000
Shopping Centers	37,073,000	168,185,000
Industrial	11,667,000	30,643,000
Unimproved Land		3,677,000

________________

Note:	Total square footage includes 465,000 square feet of building area and 10,745,000 square feet of land leased from others.

*	Denotes partial ownership. Our interest is 50% except where noted. The square feet figures represent our proportionate ownership of the entire property.

#	Denotes property under development where rental revenues have yet to be commenced.

General. In 2005 no single property accounted for more than 2.5% of our total assets or 1.4% of gross revenues. Four properties, in the aggregate, represented approximately 5.4% of our gross revenues for the year ended December 31, 2005; otherwise, none of the remaining properties accounted for more than 1.3% of our gross revenues during the same period. The weighted average occupancy rate for all of our improved properties as of December 31, 2005 was 94.2% compared to 94.3% as of December 31, 2004.

Substantially all of our properties are owned directly by us (subject in some cases to mortgages), although our interests in some properties are held indirectly through interests in joint ventures or under long-term leases. In our opinion, our properties are well maintained and in good repair, suitable for their intended uses, and adequately covered by insurance.

We currently participate in 55 joint ventures or partnerships that hold 66 of our properties. Our ownership interest ranges from 20% to 99%; we are normally the managing partner and receive a management fee for acting in this capacity, and these entities have typical buy/sell provisions that allow any partner to exit at his option. Twenty-eight of these ventures have an unlimited life, 25 have lives in excess of 30 years and two ventures expire in 2012 and 2013, respectively.

Also, the DownREIT operating partnership structure is utilized in the acquisition of certain real estate properties. In these transactions, a fair value purchase price is agreed upon between us, as general partner of the DownREIT, and the seller where the seller receives operating partnership units in exchange for some or all of its ownership interest in the property. Each operating partnership unit is the equivalent of one of our common share of beneficial interest. Also, these ventures generally allow our partners the right to put their limited partnership interest in the entity on or after the first anniversary of the entity’s formation. We may acquire these limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares at our discretion.

Shopping Centers. As of December 31, 2005, we owned or operated under long-term leases, either directly or through our interest in joint ventures or partnerships, 296 shopping centers with approximately 37.1 million square feet of building area. The shopping centers were located predominantly in Texas with other locations in Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Maine, Missouri, Nevada, New Mexico, North Carolina, Oklahoma, Tennessee, Utah and Washington.

Our shopping centers are primarily neighborhood and community shopping centers that range in size from 100,000 to 400,000 square feet, as distinguished from small strip centers, which generally contain 5,000 to 25,000 square feet, and from large regional enclosed malls that generally contain over 500,000 square feet. Most of the centers do not have climatized common areas, but are designed to allow retail customers to park their automobiles in close proximity to any retailer in the center. Our centers are customarily constructed of masonry, steel and glass, and all have lighted, paved parking areas, which are typically landscaped with berms, trees and shrubs. They are generally located at major intersections in close proximity to neighborhoods that have existing populations sufficient to support retail activities of the types conducted in our centers.

We have approximately 6,900 separate leases with 5,200 different tenants. Included among our top revenue-producing tenants are: Albertsons, Barnes & Noble, Blockbuster Video, Dollar Tree, Fiesta, Gap, H-E-B, Harris Teeter, Hollywood Video, Home Depot, Kroger, Linens ‘ n Things, Marshall’s, Office Depot, Office Max, Petco, Petsmart, Publix, Raley’s, Ross Dress for Less, Safeway, Stage Stores, Staples, Stein Mart, and Toys ‘R’ Us. The diversity of our tenant base is also evidenced by the fact that our largest tenant accounted for 3.1% of rental revenues during 2005.

In the ordinary course of business, we have tenants that file for bankruptcy protection. The communication and timing of store closings varies by retailer; however, we believe the effect of these bankruptcies will not have a material impact on our financial position or results of operations. Also, we would not expect other retailer bankruptcies to have a significant effect on our liquidity due to the significant diversification of our tenant base.

Our shopping center leases have lease terms generally ranging from three to five years for tenant space under 5,000 square feet and from 10 to 25 years for tenant space over 10,000 square feet. Leases with primary lease terms in excess of 10 years, generally for anchor and out-parcels, frequently contain renewal options which allow the tenant to extend the term of the lease for one or more additional periods, with each of these periods generally being of a shorter duration than the primary lease term. The rental rates paid during a renewal period are generally based upon the rental rate for the primary term; sometimes adjusted for inflation, market conditions or an amount of the tenant's sales during the primary term.

Most of our leases provide for the monthly payment in advance of fixed minimum rentals, the tenants' pro rata share of ad valorem taxes, insurance (including fire and extended coverage, rent insurance and liability insurance) and common area maintenance for the center (based on estimates of the costs for these items). They also provide for the payment of additional rentals based on a percentage of the tenants' sales. Utilities are generally paid directly by tenants except where common metering exists with respect to a center. In this case we make payments for the utilities, and the tenants on a monthly basis reimburse us. Generally, our leases prohibit the tenant from assigning or subletting its space. They also require the tenant to use its space for the purpose designated in its lease agreement and to operate its business on a continuous basis. Some of the lease agreements with major tenants contain modifications of these basic provisions in view of the financial condition, stability or desirability of those tenants. Where a tenant is granted the right to assign its space, the lease agreement generally provides that the original lessee will remain liable for the payment of the lease obligations under that lease agreement.

During 2005 we invested $275.5 million in the acquisition of operating retail properties. Of this total, $267.9 million was invested in 13 shopping centers, a building adjacent to one of our shopping centers and an additional $7.6 million was invested in a 25%-owned unconsolidated joint venture to acquire two retail properties. These combined acquisitions added 1.9 million square feet to our portfolio.

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

In May 2005 a 25%-owned unconsolidated joint venture acquired an interest in Lake Washington Crossing Shopping Center, a 119,000 square foot shopping center, which is located in Melbourne, Florida. Publix and Beall’s department store anchor this retail center. Also, we acquired Marshall’s Plaza Shopping Center; a 79,000 square foot shopping center located in Modesto, California and is anchored by Marshall’s.

In June 2005 we acquired a package of three properties in North Carolina. Bull City Market, a 43,000 square foot shopping center in Durham, is anchored by Whole Foods Market. Steele Creek Crossing, located in Charlotte, occupies 77,000 square feet and is anchored by BI-LO and Eckerd. Johnston Road Plaza, also located in Charlotte, contains 80,000 square feet and is anchored by Food Lion. These North Carolina acquisitions were acquired in a limited partnership utilizing a DownREIT structure and are included in our consolidated financial statements because we exercise financial and operating control.

In July 2005 we purchased Millpond Center, a 117,000 square foot shopping center located in Lexington, Kentucky and anchored by Kroger.

In October 2005 Whitehall Commons Shopping Center was acquired. This 33,000 square foot shopping center is located in Charlotte, North Carolina and is anchored by a corporately owned Lowe’s and a corporately owned Wal-Mart.

In November 2005 we acquired Commons at Dexter Lake Phase II, which is adjacent to Phase I, which we own. The 62,000 square foot shopping center is located in Memphis, Tennessee and is anchored by Marshall’s.

In December 2005 we acquired Uintah Gardens Shopping Center, which is located in Colorado Springs, Colorado. The shopping center is anchored by King Soopers and contains 212,000 square feet. We also acquired a 100,000 square foot building adjacent to our North Oaks Shopping Center in Houston. We plan to redevelop this building to enhance our existing shopping center. We also acquired Chatham Crossing Shopping Center, a 96,000 square foot shopping center located in Chapel Hill, North Carolina, through a 25% owned unconsolidated joint venture.

We currently have nine retail developments underway which, upon completion, will represent an investment of approximately $114 million and will add 851,000 square feet to the portfolio. These projects should commence operations during 2006 and into 2007.

In 2005 we sold 13 retail properties and a vacant building, ten of which were located in Texas and one each in Louisiana, Mississippi and Arkansas. We also sold an 80% interest in two shopping centers in Louisiana, which are held in tenancy-in-common arrangements in which we retained a 20% interest.

Industrial Properties. At December 31, 2005, we owned, either directly or through our interest in joint ventures or partnerships, 64 industrial projects with approximately 11.7 million square feet of building area. Our industrial properties consist of bulk warehouse, business distribution and office-service center assets ranging in size from 27,000 to 727,000 square feet. Similar to our shopping centers, these properties are customarily constructed of masonry, steel and glass, and have lighted, concrete parking areas and are well landscaped. The national and regional tenants in our industrial centers include Hitachi Transport Systems, Sears Logistics, Publix, Shell, Rooms to Go, UPS Supply Chain Solutions, Sanderson Industries, Distribution International, Stone Container, General Electric Company, G.E. Polymershapes, Inc., Interline Brands, Inc., Northrop Grumman, Federal Canstar Inc., Rooftop Systems Inc., Wells Fargo Bank, and Iron Mountain. Its properties are located in California, Florida, Georgia, Tennessee and Texas. During 2005 we invested $83.5 million in the acquisition of seven industrial properties totaling 1.9 million square feet, and we sold two industrial properties in Texas and one in Nevada.

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

In October 2005 we acquired ISOM Business Park in San Antonio, Texas. The business park contains 175,000 square feet.

In November 2005 Tampa East Industrial in Tampa, Florida was acquired. The business center contains 13 building/warehouse/distribution and service centers containing 513,000 square feet.

In December 2005 we acquired Southpoint I and II. The business park contained 571,000 square feet and is located in Memphis, Tennessee. We also acquired 1625 Diplomat, which contains 106,000 square feet and is located in Carrollton, Texas.

Other. In 2005 we began development of a 224-unit apartment complex within a multi-use master planned project. This represents Phase II of a project where the initial phase was completed in 2001. We anticipate completing the project in early 2007.

Unimproved Land. At December 31, 2005, we owned 12 parcels of unimproved land consisting of approximately 3.7 million square feet of land area located in Texas and Louisiana. These properties include approximately 2.4 million square feet of land adjacent to certain of our existing developed properties, which may be used for expansion of these developments, as well as approximately 1.3 million square feet of land, which may be used for new development. Almost all of these unimproved properties are served by roads and utilities and are ready for development. Most of these parcels are suitable for development as shopping centers or industrial projects, and we intend to emphasize the development of these parcels for such purpose.

ITEM 3. Legal Proceedings

We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the amounts involved, our management and counsel believe that when such litigation is resolved, our resulting liability, if any, will not have a material adverse effect on our consolidated financial statements.

ITEM 4. Submission of Matters to a Vote of Shareholders

None.

PART II

ITEM 5. Market for Registrant's Common Shares of Beneficial Interest and Related Shareholder Matters

Our common shares are listed and traded on the New York Stock Exchange under the symbol "WRI." The number of holders of record of our common shares as of February 24, 2006 was 3,353. The closing high and low sale prices per common share as reported on the New York Stock Exchange, and dividends per share paid for the fiscal quarters indicated were as follows:

	High	Low	Dividends

2005:
Fourth	$38.98	$33.99	$0.44
Third	40.50	36.83	0.44
Second	39.32	34.08	0.44
First	39.97	33.49	0.44

2004:
Fourth	$40.90	$33.27	$0.415
Third	33.72	30.33	0.415
Second	35.26	28.10	0.415
First	34.60	29.65	0.415

ITEM 6. Selected Financial Data

The following table sets forth our selected consolidated financial data and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and accompanying Notes in "Item 8. Financial Statements and Supplementary Data" and the financial schedules included elsewhere in this Form 10-K.

	(Amounts in thousands, except per share amounts)
	Year Ended December 31,
	2005	2004	2003	2002	2001

Revenues (primarily real estate rentals)	$544,045	$490,636	$401,443	$345,772	$290,305
Expenses:
Depreciation and amortization	125,314	111,737	88,190	72,489	61,088
Other	161,966	151,708	121,190	105,293	89,550
Total	287,280	263,445	209,380	177,782	150,638
Operating income	256,765	227,191	192,063	167,990	139,667
Interest expense	(130,761)	(117,096)	(90,269)	(67,171)	(55,835)
Loss on redemption of preferred shares		(3,566)	(2,739)
Equity in earnings of joint ventures, net	6,610	5,384	4,681	3,930	5,424
Income allocated to minority interests	(6,060)	(4,928)	(2,723)	(3,553)	(475)
Gain on land sales	804
Gain on sale of properties	22,306	1,535	714	188	8,339
Income from continuing operations	149,664	108,520	101,727	101,384	97,120
Income from discontinued operations (1)	69,989	32,861	14,553	30,483	11,422
Net income	$219,653	$141,381	$116,280	$131,867	$108,542

Net income available to common shareholders	$209,552	$133,911	$97,880	$112,111	$88,839
Per share data - basic:
Income from continuing operations	$1.57	$1.17	$1.06	$1.05	$1.07
Net income	$2.35	$1.55	$1.24	$1.44	$1.23
Weighted average number of shares	89,224	86,171	78,800	77,866	72,155
Per share data - diluted:
Income from continuing operations	$1.56	$1.17	$1.06	$1.05	$1.07
Net income	$2.31	$1.54	$1.24	$1.43	$1.23
Weighted average number of shares	93,166	89,511	81,574	80,041	72,553
Cash dividends per common share	$1.76	$1.66	$1.56	$1.48	$1.41

Property (at cost)	$4,033,579	$3,751,607	$3,200,091	$2,695,286	$2,352,393
Total assets	$3,737,741	$3,470,318	$2,923,094	$2,423,241	$2,095,747
Debt	$2,299,855	$2,105,948	$1,810,706	$1,330,369	$1,070,835

Other data:
Cash flows from operating activities	$200,525	$203,886	$162,316	$167,095	$148,705
Cash flows from investing activities	$(105,459)	$(349,654)	$(331,503)	$(182,161)	$(441,692)
Cash flows from financing activities	$(97,791)	$170,928	$168,623	$23,451	$298,100
Funds from operations: (2)
Net income available to common shareholders	$209,552	$133,911	$97,880	$112,111	$88,839
Depreciation and amortization	122,277	111,809	88,853	76,855	67,803
Gain on sale of properties	(87,561)	(26,316)	(7,273)	(18,614)	(9,795)
Total	$244,268	$219,404	$179,460	$170,352	$146,847

(1)
SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires the operating results and gain (loss) on the sale of operating properties to be reported as discontinued operations.

(2)
The National Association of Real Estate Investment Trusts defines funds from operations as net income (loss) available to common shareholders computed in accordance with generally accepted accounting principles, excluding gains or losses from sales of operating properties and extraordinary items, plus depreciation and amortization of real estate assets, including our share of unconsolidated partnerships and joint ventures. We calculate FFO in a manner consistent with the NAREIT definition. We believe FFO is an appropriate supplemental measure of operating performance because it helps investors compare our operating performance relative to other REITs. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs. FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations. Our results of operations and financial condition, as reflected in the accompanying financial statements and related footnotes, are subject to management's evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors which could affect the ongoing viability of our tenants.

Forward-Looking Statements

This Annual Report includes certain forward-looking statements reflecting our expectations in the near term that involve a number of risks and uncertainties; however, many factors may materially affect the actual results, including demand for our properties, changes in rental and occupancy rates, changes in property operating costs, interest rate fluctuations, and changes in local and general economic conditions. Accordingly, there is no assurance that our expectations will be realized.

Executive Overview

Weingarten Realty Investors is a real estate investment trust (REIT) that has been in the business of owning and developing shopping centers and other commercial real estate since 1948. We attempt to deliver superior rates of return to shareholders by actively developing, acquiring and intensively managing properties in 20 states that span the southern portion of the United States from coast to coast. Our portfolio of properties includes neighborhood and community shopping centers and industrial properties aggregating over 48.7 million square feet. We have a diversified tenant base with our largest tenant comprising only 3.1% of total rental revenues during 2005.

We focus on increasing Funds from Operations and increasing dividend payments to our common shareholders. We do this through hands-on leasing, management and selected redevelopment of the existing portfolio of properties, through disciplined growth from selective acquisitions and new developments, and through the disposition of assets that no longer meet our ownership criteria. We do this while remaining committed to maintaining a conservative balance sheet, a well-staggered debt maturity schedule and strong credit agency ratings.

At December 31, 2005, we owned or operated under long-term leases, either directly or through our interest in joint ventures or partnerships, a total of 353 developed, income-producing properties and seven properties that are in various stages of development. Our properties include 296 shopping centers and 64 industrial properties. We have approximately 6,900 leases and 5,200 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Rental revenues generally include minimum lease payments (which often increase over the lease term), reimbursements of property operating expenses, including ad valorem taxes, and additional rent payments based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.

In assessing the performance of our properties, management carefully tracks the occupancy of the portfolio. Occupancy for the total portfolio was 94.2% at December 31, 2005 compared to 94.3% at December 31, 2004. Another important indicator of performance is the spread in rental rates on a same-space basis as we complete new leases and renew existing leases. We completed 1,298 new leases or renewals in 2005 totaling 6.8 million square feet; increasing rental rates an average of 7.0% on a same-space basis.

With respect to external growth through acquisitions and new developments, management closely monitors movements in returns in relation to our blended weighted average cost of capital, the amount of product in the acquisition and new development pipelines and the geographic areas in which opportunities are present. We acquired 15 shopping centers, a building adjacent to one of our Houston shopping centers and seven industrial properties in 2005 comprising 3.9 million square feet, and representing a total investment of $359.0 million, which included investments made through joint ventures or partnerships. Our purchases include seven in North Carolina, four in Texas, three in Florida, two each in Georgia and Tennessee, and one in California, Nevada, Colorado and Kentucky.

With respect to new development, we completed three retail projects during 2005 totaling 88,000 square feet, representing an investment of $11.0 million. As of December 31, 2005, we had nine retail projects and one apartment complex in various stages of development. These projects, upon completion, will represent an investment of $128.4 million and add 1.1 million square feet to the portfolio. Anchored by market-dominant supermarkets or national discount department stores, these properties are slated to open during 2006 and into 2007.

Continuing our strategy of selling assets that no longer meet our ownership criteria, we sold 17 properties in 2005. These dispositions included 13 shopping centers, three industrial properties and a vacant building. In addition, we sold an 80% interest in two shopping centers located in Louisiana. These property sales represented a total of 1.6 million square feet and provided proceeds of $190.6 million, generating a gain of $87.2 million.

We continue to maintain a strong, conservative capital structure, which provides ready access to a variety of attractive capital sources. We carefully balance obtaining low cost financing with minimizing exposure to interest rate movements, matching long-term liabilities with the long-term assets acquired or developed.

With respect to future trends, management expects continued improvement in the performance of the existing portfolio through further increases in occupancy and increases in rental rates as the economy moves forward. Any deterioration in the economy could alter these expectations. We are also committed to an accelerated disposition plan for non-core properties. We will be disposing of properties in smaller markets where we have a minimal investment or markets with slower growth rates, which are often the markets that have low barriers to entry. We plan to sell $250 million to $350 million of non-core assets in 2006, which will allow us to recycle capital and lessen our need to raise new equity. Also, we anticipate selling or contributing an additional $100 million to $150 million of properties to new joint ventures. Through the use of joint ventures we expect to earn more fee revenue from managing properties. Also, we are expanding our new development program, which will include a merchant developer component where we will build, lease and then sell the developed real estate.

Subsequent to year-end, two retail properties were sold, which represented a total of .2 million square feet and provided proceeds of $16.3 million. Also, we have purchased an industrial property totaling $23 million in the first quarter of 2006 and have over $125 million of properties in the acquisition pipeline. These potential acquisitions are still subject to a stringent due diligence process and, therefore, there is no assurance that any or all will be purchased. Changes in interest and capitalization rates inherent in the pricing of acquisitions could affect our external growth prospects for 2006.

Summary of Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Among the more significant ones are the depreciable lives of our assets, the allocation of purchase price on acquisitions, the recoverability of our receivables, our consolidation policy and our impairment review of property. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Basis of Presentation
Our consolidated financial statements include the accounts of our subsidiaries and certain partially owned joint ventures or partnerships, which meet the guidelines for consolidation. All significant intercompany balances and transactions have been eliminated.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. Such statements require management to make estimates and assumptions that affect the reported amounts on our consolidated financial statements.

Partially Owned Joint Ventures and Partnerships
To determine the method of accounting for partially owned joint ventures or partnerships, we first apply the guidelines set forth in FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities." Based upon our analysis, we have determined that we have no variable interest entities.

Partially owned joint ventures or partnerships over which we exercise financial and operating control are consolidated in our financial statements. In determining if we exercise financial and operating control, we consider factors such as ownership interest, authority to make decisions, kick-out rights and substantive participating rights. Partially owned joint ventures and partnerships where we have the ability to exercise significant influence, but do not exercise financial and operating control are accounted for using the equity method.

Revenue Recognition
Rental revenue is generally recognized on a straight-line basis over the life of the lease, which begins the earlier of the date the leasehold improvements are substantially complete, if owned by us, or the date the tenant takes control of the space, if the leasehold improvements are owned by the tenant. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Revenue based on a percentage of tenants' sales is recognized only after the tenant exceeds their sales breakpoint.

Accrued Rent and Accounts Receivable
Receivable balances outstanding include base rents, tenant reimbursements and receivables attributable to the straight-lining of rental commitments. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon an analysis of balances outstanding, historical bad debt levels, tenant credit worthiness and current economic trends. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectibility of the related receivables.

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

Results of Operations
Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

Revenues
Total revenues increased by $53.4 million or 10.9% in 2005 ($544.0 million in 2005 versus $490.6 million in 2004). This increase resulted primarily from the increase in rental revenues of $54.0 million and a decrease in other income of $.6 million. Property acquisitions and new development activity contributed $41.3 million of the rental income increase with $16.8 million resulting from our existing properties, based on the occupancy and average rental rate factors described below. Offsetting these rental income increases was a decrease of $4.1 million, which resulted from the sale of an 80% interest in two retail centers in Louisiana.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	December 31,
	2005	2004

Shopping Centers	94.6%	94.8%
Industrial	93.1%	92.6%
Total	94.2%	94.3%

In 2005 we completed 1,298 renewals and new leases comprising 6.8 million square feet at an average rental rate increase of 7.0%.

Other income decreased by $.6 million or 6.0% in 2005 ($9.6 million in 2005 versus $10.2 million in 2004). This decrease was due primarily to a decrease in lease cancellation payments from various tenants offset by interest earned from a qualified escrow account for the purpose of completing like-kind exchange transactions.

Expenses
Total expenses increased by $23.9 million or 9.1% in 2005 ($287.3 million in 2005 versus $263.4 million in 2004).

The increases in 2005 for depreciation and amortization expense ($13.6 million), operating expenses ($5.3 million) and ad valorem taxes ($7.2 million) were primarily a result of the properties acquired and developed during the year. Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues were 27% in both 2005 and 2004.

General and administrative expenses increased by $1.3 million or 8.1% in 2005 ($17.4 million in 2005 versus $16.1 million in 2004). This increase resulted primarily from normal compensation increases as well as increases in staffing necessitated by the growth in the portfolio. General and administrative expense as a percentage of rental revenues was 3% in both 2005 and 2004.

Impairment loss of $3.6 million in 2004 related to a parcel of land held for development in Houston, Texas, which was sold in December 2004, and one retail property in Houston and one retail property in Port Arthur, Texas.

Other
Interest expense increased by $13.7 million or 11.7% in 2005 ($130.8 million in 2005 versus $117.1 million in 2004). The components of interest expense were as follows (in thousands):

	Year Ended December 31,
	2005	2004

Gross interest expense	$140,317	$125,069
Interest on preferred shares subject to mandatory redemption		2,007
Over-market mortgage adjustment of acquired properties	(6,927)	(4,988)
Capitalized interest	(2,629)	(4,992)

Total	$130,761	$117,096

Gross interest expense increased $15.2 million ($140.3 million in 2005 versus $125.1 million in 2004) due to an increase in the average debt outstanding from $2.0 billion in 2004 to $2.2 billion in 2005 and an increase in the weighted average interest rate between the two periods from 5.9% in 2004 to 6.1% in 2005. The increase in the over-market mortgage adjustment of $1.9 million resulted from our property acquisitions. Capitalized interest decreased $2.4 million due to completion of new development projects in 2004.

Loss on redemption of preferred shares of $3.6 million in 2004 represents the unamortized original issuance costs related to the Series C Cumulative Preferred Shares redeemed in April 2004.

Equity in earnings of joint ventures increased by $1.2 million or 22.2% in 2005 ($6.6 million in 2005 versus $5.4 million in 2004). This increase is due primarily to the acquisition of three retail properties in two newly formed unconsolidated joint ventures during 2005 and a gain from the disposition of an unimproved land tract. Also contributing to this increase is the sale of an 80% interest in two retail properties during 2005, which are held in tenancy-in-common arrangements in which we retained a 20% interest, and the acquisitions of five retail properties in 2004, each through a 50% unconsolidated joint venture.

Income allocated to minority interests increased by $1.2 million or 24.5% in 2005 ($6.1 million in 2005 versus $4.9 million in 2004). This increase resulted primarily from the acquisition of five retail properties during 2004 and three retail properties in June 2005 through limited partnerships utilizing the DownREIT structure. These limited partnerships are consolidated in our consolidated financial statements because we exercise financial and operating control.

Gain on land sales of $.8 million represents the gain from the sale of an unimproved land tract in Orlando, Florida.

Gain on sale of properties increased by $20.8 million in 2005 ($22.3 million in 2005 versus $1.5 million in 2004). The increase was due primarily to the sale of an 80% interest in two shopping centers in Lafayette and Shreveport, Louisiana totaling 295,000 square feet. Due to our continuing involvement with the leasing and managing of operations for both properties, the operating results of these properties have not been reclassified and reported as discontinued operations. The gain on the sale of our 80% interest in these two properties totaled $21.7 million.

Income from discontinued operations increased by $37.1 million ($70.0 million in 2005 versus $32.9 million in 2004). Included in this caption for 2005 are the operating results and gain from disposition of 16 properties and a vacant building totaling 1.3 million square feet that provided sales proceeds of $133.8 million and generated gains of $65.5 million. Included in this caption for 2004 are the operating results of properties disposed in 2005 and the disposition of five properties and one free-standing building totaling .7 million square feet in 2004. The 2004 dispositions provided sales proceeds of $49.9 million and generated gains of $24.9 million.

Results of Operations
Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Revenues
Total revenues increased by $89.2 million or 22.2% in 2004 ($490.6 million in 2004 versus $401.4 million in 2003). This increase resulted primarily from the increase in rental revenues of $87.6 million and other income of $1.6 million. Property acquisitions and new development activity contributed $77.3 million of the rental income increase with the remainder of $10.3 million due to the activity at our existing properties, based on the occupancy and average rental rate factors described below.

Occupancy (leased space) of the portfolio increased as compared to the prior year as follows:

	December 31,
	2004	2003

Shopping Centers	94.8%	93.5%
Industrial	92.6%	92.4%
Total	94.3%	93.3%

In 2004 we completed 1,337 renewals and new leases comprising 5.6 million square feet at an average rental rate increase of 6.2%.

Other income increased by $1.6 million or 18.6% in 2004 ($10.2 million in 2004 versus $8.6 million in 2003). This increase was due primarily to an increase in lease cancellation payments from various tenants.

Expenses
Total expenses increased by $54.0 million or 25.8% in 2004 ($263.4 million in 2004 versus $209.4 million in 2003).

The increases in 2004 for depreciation and amortization expense ($23.5 million), operating expenses ($14.2 million) and ad valorem taxes ($10.6 million) were primarily a result of the properties acquired and developed during the year. Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues were 27% in both 2004 and 2003.

General and administrative expenses increased by $2.3 million or 16.7% in 2004 ($16.1 million in 2004 versus $13.8 million in 2003). This increase resulted primarily from normal compensation increases as well as increases in staffing necessitated by the growth in the portfolio. General and administrative expense as a percentage of rental revenues was 3% in 2004 and 4% in 2003.

Impairment loss of $3.6 million relates to a parcel of land held for development in Houston, Texas, which was sold in December 2004, and one retail property in Houston and one retail property in Port Arthur, Texas. The estimated holding period and the estimated future cash flows to be generated from these assets were revised which resulted in the impairment losses.

Other
Interest expense increased by $26.8 million or 29.7% in 2004 ($117.1 million in 2004 versus $90.3 million in 2003). The components of interest expense were as follows (in thousands):

	Year Ended December 31,
	2004	2003

Gross interest expense	$125,069	$94,237
Interest on preferred shares subject to mandatory redemption	2,007	3,368
Over-market mortgage adjustment of acquired properties	(4,988)	(975)
Capitalized interest	(4,992)	(6,361)

Total	$117,096	$90,269

Gross interest expense increased $30.9 million ($125.1 million in 2004 versus $94.2 million in 2003) due to an increase in the average debt outstanding from $1.5 billion in 2003 to $2.0 billion in 2004. This was offset by a decrease in the weighted average interest rate between the two periods from 6.1% in 2003 to 5.9% in 2004. Interest on preferred shares subject to mandatory redemption decreased $1.4 million due to the redemption of the Series B Cumulative Redeemable Preferred Shares in December 2003. Increase in the over-market mortgage adjustment of $4.0 million resulted from our 2004 property acquisitions. Capitalized interest decreased $1.4 million due to completion of new development projects in 2004.

Loss on redemption of preferred shares of $3.6 million in 2004 represents the unamortized original issuance costs related to the Series C Cumulative Preferred Shares redeemed in April 2004. In 2003 the $2.7 million loss on redemption of preferred shares was the unamortized original issuance costs related to the Series B Cumulative Preferred Shares redeemed in December 2003.

Equity in earnings of joint ventures increased by $.7 million or 14.9% in 2004 ($5.4 million in 2004 versus $4.7 million in 2003). This increase is due primarily to the acquisition of five retail properties, each through a 50%-owned unconsolidated joint venture.

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

Income from discontinued operations increased $18.3 million in 2004 ($32.9 million in 2004 versus $14.6 million in 2003). Included in this caption for 2004 are the operating results of properties disposed in 2005 and the disposition of five properties and one free-standing building totaling .7 million square feet in 2004. These 2004 dispositions provided sales proceeds of $49.9 million and generated gains of $24.9 million. Included in this caption for 2003 are the operating results of properties disposed in 2005 and 2004 plus the disposition of five properties and two free-standing buildings totaling .4 million square feet in 2003. The 2003 dispositions provided sales proceeds of $17.2 million and generated gains of $6.0 million.

Effects of Inflation

We have structured our leases in such a way as to remain largely unaffected should significant inflation occur. Most of the leases contain percentage rent provisions whereby we receive increased rentals based on the tenants' gross sales. Many leases provide for increasing minimum rentals during the terms of the leases through escalation provisions. In addition, many of our leases are for terms of less than ten years, which allow us to adjust rental rates to changing market conditions when the leases expire. Most of our leases also require the tenants to pay their proportionate share of operating expenses and ad valorem taxes. As a result of these lease provisions, increases due to inflation, as well as ad valorem tax rate increases, generally do not have a significant adverse effect upon our operating results as they are absorbed by our tenants.

Capital Resources and Liquidity

Our primary liquidity needs are payment of our common and preferred dividends, maintaining and operating our existing properties, payment of debt service costs, and funding planned growth. We anticipate that cash flows from operating activities will continue to provide adequate capital for all common and preferred dividend payments and debt service costs, as well as the capital necessary to maintain and operate our existing properties. Our primary sources of capital for funding acquisitions and new development are our $400 million revolving credit facility and cash generated from dispositions of properties that no longer meet our investment criteria and cash flow generated by our operating properties. Amounts outstanding under the revolving credit agreement are retired as needed with proceeds from the issuance of long-term unsecured debt, common and preferred equity, cash generated from dispositions of properties, and cash flow generated by our operating properties. As of December 31, 2005 and February 28, 2006, the balance outstanding on our $400 million revolving credit facility was $190.0 million and $195.0 million, respectively, and $20.0 million and $14.6 million, respectively, was outstanding under the $20 million credit facility used for cash management purposes.

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

Investing Activities—Acquisitions
In 2005 we invested $351.4 million in the acquisition of 13 shopping centers, a building adjacent to one of our shopping centers and seven industrial properties. An additional $7.6 million was invested in a 25%-owned unconsolidated joint venture to acquire two retail properties. The cash requirements for these acquisitions were initially financed either under our revolving credit facilities, using available cash generated from dispositions of properties or cash flow generated by our operating properties.

Investing Activities—Dispositions
In 2005 thirteen shopping centers and a vacant retail building in Lubbock, Texas were sold. Ten of the shopping centers were located in Texas and one each in Louisiana, Arkansas and Mississippi. In addition, we sold three industrial properties in Las Vegas, Nevada and Grapevine and Austin, Texas. We also sold an 80% interest in two additional shopping centers located in Shreveport and Lafayette, Louisiana. These 19 properties, totaling 1.6 million square feet, provided sales proceeds of $190.6 million and generated gains of $87.2 million.

Investing Activities—New Development and Capital Expenditures
With respect to new development, we completed three retail projects during 2005 totaling 88,000 square feet, representing an investment of $11.0 million. As of December 31, 2005, we had nine retail projects and one apartment complex in various stages of development. These projects, upon completion, will represent an investment of $128.4 million and add 1.1 million square feet to the portfolio. We expect to invest $60.1 million in these projects in 2006, and they are slated to open during 2006 and into 2007. All new development in 2005 was initially financed under our revolving credit facilities, using available cash generated from dispositions of properties or cash flow generated by our operating properties.

Capital expenditures for additions to the existing portfolio, acquisitions, new development and investments in unconsolidated joint ventures totaled $455.1 million in 2005 and $610.1 million in 2004.

Financing Activities—Debt
Total debt outstanding increased to $2.3 billion at December 31, 2005 from $2.1 billion at December 31, 2004, due primarily to funding of acquisitions and new development. Total debt at December 31, 2005 includes $2.0 billion of which interest rates are fixed and $313.8 million, which bears interest at variable rates, including the effect of $80.0 million of interest rate swaps. Additionally, debt totaling $842.1 million was secured by operating properties while the remaining $1.5 billion was unsecured.

At December 31, 2005, we had a $400 million unsecured revolving credit facility with a syndicate of banks. This facility bears interest at LIBOR plus a grid-based margin tied to our senior unsecured credit agency ratings, which is currently 50 basis points on amounts outstanding. We pay an additional facility fee of 15 basis points on the entire facility amount. Under this facility, we are allowed to request bids for borrowings up to $200 million from the syndicate banks. As of December 31, 2005, we had $190.0 million outstanding under the competitive bid provision at 17 basis points over LIBOR.

In February 2006 we amended and restated our $400 million unsecured revolving credit facility. Terms and conditions of this facility held by a syndicate of banks are not materially different from the agreement executed in 2003. The amended facility has an initial four-year term and provides a one-year extension option available at our request. Borrowing rates under this amended facility float at a margin over LIBOR, plus a facility fee. The borrowing margin and facility fee, which are currently 35 and 12.5 basis points, respectively, are priced off a grid that is tied to our senior unsecured credit ratings. The amended facility retains its competitive bid feature that allows us to request bids for amounts up to $200 million from the syndicate banks. Additionally, the amended facility contains an accordion feature, which will allow us to increase the facility amount up to $600 million. As of February 28, 2006, the balance outstanding on this facility was $195.0 million all under the competitive bid provision at 17 basis points over LIBOR. We also maintain a $20 million unsecured and uncommitted overnight facility that is used for cash management purposes, of which $14.6 million was outstanding at February 28, 2006. We are in full compliance with the covenants of this facility.

During the year ended December 31, 2004, we issued a total of $375 million of unsecured fixed-rate medium term notes with a weighted average interest rate of 5.2%, net of the effect of related interest rate swaps, and a weighted average term of 9.3 years. Proceeds received from the medium term note issuances were used to pay down amounts outstanding under our revolving credit facilities.

In December 2005 we entered into two forward-starting interest rate swaps, with a notional amount of $59.3 million each, to mitigate the risk of changes in the interest rates on forecasted long-term debt issuances over a maximum period of two years. These contracts have been designated as cash flow hedges.

During 2005 we had four interest rate swap contracts with an aggregate notional amount of $52.5 million mature. All of these contracts were designated as fair value hedges.

At December 31, 2005, we have six remaining fair value interest rate swap contracts with an aggregate notional amount of $80.0 million that convert fixed rate interest payments ranging from 4.2% to 6.8% to variable interest payments.

In 2004 two interest rate swaps designated as cash flow hedges and two interest rate swaps designated as fair value hedges expired. Also, we settled various forward-starting interest rate swaps designed to hedge the cash flow of forecasted interest payments on future debt. These contracts were designated as cash flow hedges and net losses on the settlement of these cash flow hedges totaling $5.0 million were recorded to Accumulated Other Comprehensive Loss and are being amortized to interest expense over the life of the hedged item.

The effect of the fair value interest rate swap activity in 2005, 2004, and 2003 was to decrease interest expense and increase net income by $1.3 million, $3.5 million, and $2.3 million, respectively, and to decrease the average rate on our debt by .1% in 2005 and by .2% in both 2004 and 2003. We could be exposed to credit losses in the event of nonperformance by the counter-party; however, management believes the likelihood of such nonperformance to be remote.

In conjunction with acquisitions completed during 2005 and 2004, we assumed $135.3 million and $140.7 million, respectively, of nonrecourse debt secured by the related properties.

Financing Activities—Equity
Common and preferred dividends increased to $167.2 million in 2005, compared to $152.4 million for 2004. The dividend rate for the common shares for each quarter of 2005 was $.44 compared to $.415 for the same periods in 2004. Our dividend payout ratio on common equity for 2005, 2004 and 2003 approximated 64.3%, 66.1%, and 68.8%, respectively, based on funds from operations for the applicable period.

In September 2004 the SEC declared effective two shelf registration statements registering $1.55 billion of debt and equity securities, all of which was available as of February 28, 2006. In addition, we have $160.4 million available as of February 28, 2006 under our $1 billion shelf registration statement, which became effective in April 2003. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

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

Subsequent to year-end, our board of trust managers authorized up to $100 million for the purchase of outstanding common shares of beneficial interest. Share repurchases may be made in the open market or in privately negotiated transactions during the next twelve months.

Contractual Obligations

The following table summarizes our contractual obligations and commitments as of December 31, 2005 (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total

Mortgages and Notes Payable:(1)
Unsecured Debt	$295,897	$149,764	$127,349	$94,471	$110,759	$1,161,702	$1,939,942
Secured Debt	85,343	82,165	244,621	115,343	96,177	554,449	1,178,098

Ground Lease Payments	1,603	1,326	1,190	1,113	1,015	27,687	33,934

Obligations to Acquire Projects	56,781						56,781

Obligations to Develop Projects	60,051	30,369					90,420

Total Contractual Obligations	$499,675	$263,624	$373,160	$210,927	$207,951	$1,743,838	$3,299,175

(1) Includes principal and interest with interest on variable-rate debt calculated using rates at December 31, 2005.

As of December 31, 2005 and 2004, we did not have any off-balance sheet arrangements that would materially affect our liquidity or availability of, or requirement for, our capital resources.

Funds from Operations

The National Association of Real Estate Investment Trusts defines funds from operations as net income (loss) available to common shareholders computed in accordance with generally accepted accounting principles, excluding gains or losses from sales of real estate assets and extraordinary items, plus depreciation and amortization of operating properties, including our share of unconsolidated partnerships and joint ventures. We calculate FFO in a manner consistent with the NAREIT definition.

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

Funds from operations is calculated as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Net income available to common shareholders	$209,552	$133,911	$97,880
Depreciation and amortization	118,738	108,678	86,913
Depreciation and amortization of unconsolidated joint ventures	3,539	3,131	1,940
Gain on sale of properties	(87,569)	(26,403)	(6,765)
(Gain) loss on sale of properties of unconsolidated joint ventures	8	87	(508)
Funds from operations	244,268	219,404	179,460
Funds from operations attributable to operating partnership units	8,683	6,331	4,554
Funds from operations assuming conversion of OP units	$252,951	$225,735	$184,014

Weighted average shares outstanding - basic	89,224	86,171	78,800
Effect of dilutive securities:
Share options and awards	860	827	690
Operating partnership units	3,082	2,513	2,084
Weighted average shares outstanding - diluted	93,166	89,511	81,574

Newly Adopted Accounting Pronouncements

In December 2004 the FASB issued SFAS No. 123R, “Share-Based Payment,” which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. This accounting standard focuses primarily on equity transactions with employees and will be effective in our reporting for the year beginning January 1, 2006. Through December 31, 2005, we recorded compensation expense over the vesting period on awards granted since January 1, 2003. Awards granted prior to January 1, 2003 were not recorded as compensation expense, but their impact on net income was disclosed. Under SFAS No. 123R, we will also record compensation expense on those awards granted prior to January 1, 2003 as they vest. We believe that the adoption of SFAS No. 123R will not have a material effect on our financial position, results of operations or cash flows.

In March 2005 the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This statement clarifies that an entity is required to recognize a liability for the fair value of the obligation when there is a legal obligation to perform an asset retirement activity regardless of the timing or dependence upon a future event beyond the entity’s control. The adoption of FIN 47 did not have a material effect on our financial position, results of operations or cash flows.

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

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose us to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At December 31, 2005, we had fixed-rate debt of $2.0 billion and variable-rate debt of $313.8 million, after adjusting for the net effect of $80.0 million notional amount of interest rate swaps. At December 31, 2004, we had fixed-rate debt of $1.9 billion and variable-rate debt of $218.6 million, after adjusting for the net effect of $132.5 million notional amount of interest rate swaps. In the event interest rates were to increase 100 basis points, net income and future cash flows would decrease by $3.1 million and $2.2 million based upon the variable-rate debt and notes receivable outstanding at December 31, 2005 and 2004, respectively, and the fair value of fixed-rate debt at December 31, 2005 and 2004 would decrease by $129.6 million and $141.4 million, respectively.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust Managers and Shareholders of Weingarten Realty Investors

We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weingarten Realty Investors and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Houston, Texas
March 7, 2006

STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003

Revenues:
Rentals	$534,495	$480,478	$392,887
Other	9,550	10,158	8,556

Total	544,045	490,636	401,443

Expenses:
Depreciation and amortization	125,314	111,737	88,190
Operating	81,686	76,354	62,239
Ad valorem taxes	62,901	55,682	45,131
General and administrative	17,379	16,122	13,820
Impairment loss		3,550

Total	287,280	263,445	209,380

Operating Income	256,765	227,191	192,063
Interest Expense	(130,761)	(117,096)	(90,269)
Loss on Redemption of Preferred Shares		(3,566)	(2,739)
Equity in Earnings of Joint Ventures, net	6,610	5,384	4,681
Income Allocated to Minority Interests	(6,060)	(4,928)	(2,723)
Gain on Land Sales	804
Gain on Sale of Properties	22,306	1,535	714
Income from Continuing Operations	149,664	108,520	101,727
Operating Income from Discontinued Operations	4,530	7,978	8,514
Gain on Sale of Properties from Discontinued Operations	65,459	24,883	6,039
Income from Discontinued Operations	69,989	32,861	14,553
Net Income	$219,653	$141,381	$116,280

Redemption Costs of Series A Preferred Shares			(2,488)
Preferred Share Dividends	(10,101)	(7,470)	(15,912)
Net Income Available to Common Shareholders	$209,552	$133,911	$97,880

Net Income Per Common Share - Basic:
Income from Continuing Operations	$1.57	$1.17	$1.06
Income from Discontinued Operations	.78	.38	.18
Net Income	$2.35	$1.55	$1.24

Net Income Per Common Share - Diluted:
Income from Continuing Operations	$1.56	$1.17	$1.06
Income from Discontinued Operations	.75	.37	.18
Net Income	$2.31	$1.54	$1.24

Net Income	$219,653	$141,381	$116,280
Other Comprehensive Income (Loss):
Unrealized gain (loss) on derivatives	(1,943)	(4,038)	1,451
Amortization of (gain) loss on derivatives	340	236	(159)
Minimum pension liability adjustment	(1,704)	(590)	959
Other Comprehensive Income (Loss)	(3,307)	(4,392)	2,251

Comprehensive Income	$216,346	$136,989	$118,531

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2005	2004
ASSETS

Property	$4,033,579	$3,751,607
Accumulated Depreciation	(679,642)	(609,772)
Property - net	3,353,937	3,141,835
Investment in Real Estate Joint Ventures	84,348	48,382

Total	3,438,285	3,190,217

Notes Receivable from Real Estate Joint Ventures and Partnerships	42,195	16,593
Unamortized Debt and Lease Costs	95,616	91,155
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $4,673 in 2005 and $4,205 in 2004)	60,905	57,964
Cash and Cash Equivalents	42,690	45,415
Restricted Deposits and Mortgage Escrows	11,747	10,623
Other	46,303	58,351

Total	$3,737,741	$3,470,318

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt	$2,299,855	$2,105,948
Accounts Payable and Accrued Expenses	102,143	99,680
Other	102,099	94,800

Total	2,504,097	2,300,428

Minority Interest	83,358	73,930

Commitments and Contingencies

Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2005 and 2004; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2005 and 2004; liquidation preference $72,500	1	1
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 150,000; shares issued and outstanding: 89,403 in 2005 and 89,066 in 2004	2,686	2,672
Additional Paid-In Capital	1,288,432	1,283,270
Accumulated Dividends in Excess of Net Income	(132,786)	(185,243)
Accumulated Other Comprehensive Loss	(8,050)	(4,743)
Shareholders' Equity	1,150,286	1,095,960

Total	$3,737,741	$3,470,318

See Notes to Consolidated Financial Statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003

Cash Flows from Operating Activities:
Net income	$219,653	$141,381	$116,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,573	117,053	94,455
Impairment loss		3,550
Loss on redemption of preferred shares		3,566	2,739
Equity in earnings of joint ventures, net	(6,681)	(5,572)	(4,743)
Income allocated to minority interests	6,060	4,928	2,723
Gain on land sales	(804)
Gain on sale of properties	(87,765)	(26,418)	(6,753)
Distributions of income from unconsolidated entities	2,603	1,204	1,543
Changes in accrued rent and accounts receivable	(3,281)	(17,926)	(5,596)
Changes in other assets	(30,769)	(36,122)	(33,484)
Changes in accounts payable and accrued expenses	(27,964)	17,342	(4,358)
Other, net	900	900	(490)
Net cash provided by operating activities	200,525	203,886	162,316

Cash Flows from Investing Activities:
Investment in properties	(259,730)	(403,987)	(339,287)
Proceeds from sales and disposition of property, net	201,363	52,475	21,713
Changes in restricted deposits and mortgage escrows	1,764	488	8,506
Notes receivable:
Advances	(30,852)	(24,920)	(22,577)
Collections	5,278	43,224	509
Real estate joint ventures and partnerships:
Investments	(29,233)	(24,906)	(3,888)
Distributions	5,951	7,972	3,521
Net cash used in investing activities	(105,459)	(349,654)	(331,503)

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	148,347	443,770	467,625
Common shares of beneficial interest	2,829	221,578	100,250
Preferred shares of beneficial interest		70,000	72,758
Redemption of preferred shares of beneficial interest		(112,940)	(162,995)
Principal payments of debt	(82,810)	(300,144)	(170,408)
Common and preferred dividends paid	(167,196)	(152,390)	(139,317)
Other, net	1,039	1,054	710
Net cash (used in) provided by financing activities	(97,791)	170,928	168,623

Net (decrease) increase in cash and cash equivalents	(2,725)	25,160	(564)
Cash and cash equivalents at January 1	45,415	20,255	20,819

Cash and cash equivalents at December 31	$42,690	$45,415	$20,255

See Notes to Consolidated Financial Statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

Year Ended December 31, 2005, 2004 and 2003

	Preferred	Common		Accumulated	Accumulated
	Shares of	Shares of		Dividends in	Other
	Beneficial	Beneficial	Capital	Excess of	Comprehensive
	Interest	Interest	Surplus	Net Income	Loss

Balance, January 1, 2003	$263	$2,415	$1,082,046	$(148,709)	$(2,602)
Net income				116,280
Issuance of common shares		65	95,201
Shares issued under benefit plans		5	4,708
Shares issued in exchange for interests in limited partnerships		3	5,410
Dividends declared - common shares (1)				(123,405)
Dividends declared - preferred shares (2)				(15,912)
Redemption of Series A preferred shares	(90)		(72,422)	(2,488)
Issuance of Series D preferred shares	3		72,755
Effect of adoption of SFAS No. 150	(173)		(194,041)
Other comprehensive income					2,251
Balance, December 31, 2003	3	2,488	993,657	(174,234)	(351)
Net income				141,381
Issuance of Series E preferred shares	1		69,999
Issuance of common shares		168	219,256
Shares issued in exchange for interests in limited partnerships		1	852
Valuation adjustment on shares issued in exchange for interests in limited partnerships			(2,934)
Shares issued under benefit plans		15	2,440
Dividends declared - common shares (1)				(144,920)
Dividends declared - preferred shares (3)				(7,470)
Other comprehensive loss					(4,392)
Balance, December 31, 2004	4	2,672	1,283,270	(185,243)	(4,743)
Net income				219,653
Shares issued in exchange for interests in limited partnerships		1	1,302
Valuation adjustment on shares issued in exchange for interests in limited partnerships			550
Shares issued under benefit plans		13	3,310
Dividends declared - common shares (1)				(157,095)
Dividends declared - preferred shares (4)				(10,101)
Other comprehensive loss					(3,307)
Balance, December 31, 2005	$4	$2,686	$1,288,432	$(132,786)	$(8,050)

(1)	Common dividends per share were $1.76, $1.66 and $1.56 for the year ended December 31, 2005, 2004 and 2003, respectively.
(2)	Series A, Series B, Series C and Series D preferred dividends per share were $.65, $1.34, $2.63 and $33.65, respectively.
(3)	Series D and Series E preferred dividends per share were $50.63 and $83.01, respectively.
(4)	Series D and Series E preferred dividends per share were $50.63 and $173.75, respectively.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business
Weingarten Realty Investors, a real estate investment trust, is engaged in the management, acquisition and development of real estate, primarily anchored neighborhood and community shopping centers and, to a lesser extent, industrial properties. Over 43% of the building square footage of our portfolio is in Texas, with the remainder located primarily in the southern half of the United States. Our major tenants include supermarkets, discount retailers, drugstores and other merchants who generally sell basic, necessity-type goods and services. We currently operate, and intend to operate in the future, as a real estate investment trust.

Basis of Presentation
Our consolidated statements include the accounts of our subsidiaries and certain partially owned joint ventures or partnerships which meet the guidelines for consolidation. All significant intercompany balances and transactions have been eliminated.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. Such statements require management to make estimates and assumptions that affect the reported amounts on our consolidated financial statements.

Partially Owned Joint Ventures and Partnerships
To determine the method of accounting for partially owned joint ventures or partnerships, we first apply the guidelines set forth in FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.” Based upon our analysis, we have determined that we have no variable interest entities.

Partially owned joint ventures or partnerships over which we exercise financial and operating control are consolidated in our financial statements. In determining if we exercise financial and operating control, we consider factors such as ownership interest, authority to make decisions, kick-out rights and substantive participating rights. Partially owned joint ventures and partnerships where we have the ability to exercise significant influence, but do not exercise financial and operating control are accounted for using the equity method.

Revenue Recognition
Rental revenue is generally recognized on a straight-line basis over the life of the lease, which begins the earlier of the date the leasehold improvements are substantially complete, if owned by us, or the date the tenant takes control of the space, if the leasehold improvements are owned by the tenant. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Revenue based on a percentage of tenants' sales is recognized only after the tenant exceeds their sales breakpoint.

Accrued Rent and Accounts Receivable
Receivable balances outstanding include base rents, tenant reimbursements and receivables attributable to the straight lining of rental commitments. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon an analysis of balances outstanding, historical bad debt levels, customer credit worthiness and current economic trends. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectibility of the related receivables.

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

Stock-Based Compensation
Stock-based employee compensation is recognized, as set forth in SFAS No. 123 as amended by SFAS No. 148, as new shares are awarded. The following table illustrates the effect on net income available to common shareholders and net income per common share if the fair value-based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004	2003

Net income available to common shareholders	$209,552	$133,911	$97,880
Stock-based employee compensation included in net income available to common shareholders	434	193	7
Stock-based employee compensation determined under the fair value-based method for all awards	(849)	(567)	(410)

Pro forma net income available to common shareholders	$209,137	$133,537	$97,477

Net income per common share:
Basic - as reported	$2.35	$1.55	$1.24

Basic - pro forma	$2.34	$1.55	$1.24

Net income per common share:
Diluted - as reported	$2.31	$1.54	$1.24

Diluted - pro forma	$2.30	$1.53	$1.23

The weighted average fair value per share of options granted using the Black-Scholes option pricing method and weighted average assumptions are as follows:

	Year Ended December 31,
	2005	2004	2003

Fair value per share	$3.02	$2.72	$1.64
Dividend yield	6.3%	6.5%	6.6%
Expected volatility	16.8%	16.3%	15.1%
Expected life (in years)	6.7	6.9	6.8
Risk-free interest rate	4.4%	4.1%	3.7%

Per Share Data
Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated, as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Numerator:
Net income available to common shareholders - basic	$209,552	$133,911	$97,880
Income attributable to operating partnership units	5,218	3,798	3,040
Net income available to common shareholders - diluted	$214,770	$137,709	$100,920

Denominator:
Weighted average shares outstanding - basic	89,224	86,171	78,800
Effect of dilutive securities:
Share options and awards	860	827	690
Operating partnership units	3,082	2,513	2,084
Weighted average shares outstanding - diluted	93,166	89,511	81,574

Options to purchase, in millions: .9, .4 and .5 common shares of beneficial interest in 2005, 2004 and 2003, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price for the year.

Statements of Cash Flows—Additional Data
All highly liquid investments with original maturities of three months or less are considered cash equivalents. We issued common shares of beneficial interest valued at $1.3 million, $.9 million and $4.2 million during 2005, 2004 and 2003, respectively, in exchange for interests in limited partnerships, which had been formed to acquire properties. In connection with purchases and construction of property, we assumed debt and accounts payable totaling $140.2 million, $147.9 million, and $180.2 million during 2005, 2004 and 2003, respectively, and a $15.5 million capital lease obligation in December 2004. In connection with the sale of improved properties, this capital lease obligation was settled in February 2005. Also, we issued operating partnership units valued at $6.9 million, $23.4 million and $9.0 million during 2005, 2004 and 2003, respectively, in association with property acquisitions. Cash payments for interest on debt, net of amounts capitalized, of $135.4 million, $117.0 million and $85.3 million were made during 2005, 2004, and 2003, respectively. In connection with the sale of an 80% interest in two Louisiana retail properties in April 2005, we assumed debt of $11.1 million and retained a 20% unconsolidated investment of $14.7 million. In satisfaction of obligations under mortgage bonds and notes receivable from WRI Holdings, Inc. of $2.9 million, we acquired 9.7 acres of land in July 2004.

Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted cash that is held in a qualified escrow account for the purposes of completing like-kind exchange transactions. At December 31, 2005 and 2004, we had $11.7 million and $10.6 million, respectively, held in escrow.

Reclassifications
Certain reclassifications of prior years' amounts have been made to conform with the current year presentation.

Note 2. Newly Adopted Accounting Pronouncements

In December 2004 the FASB issued SFAS No. 123R, “Share-Based Payment,” which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. This accounting standard focuses primarily on equity transactions with employees and will be effective in our reporting for the year beginning January 1, 2006. Through December 31, 2005, we recorded compensation expense over the vesting period on awards granted since January 1, 2003. Awards granted prior to January 1, 2003 were not recorded as compensation expense, but their impact on net income was disclosed. Under SFAS No. 123R, we will also record compensation expense on those awards granted prior to January 1, 2003 as they vest. We believe that the adoption of SFAS No. 123R will not have a material effect on our financial position, results of operations or cash flows.

In March 2005 the FASB issued Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” This statement clarifies that an entity is required to recognize a liability for the fair value of the obligation when there is a legal obligation to perform an asset retirement activity regardless of the timing or dependence upon a future event beyond the entity’s control. The adoption of FIN 47 did not have a material effect on our financial position, results of operations or cash flows.

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

Note 3. Derivatives and Hedging

We hedge the future cash flows of certain debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions. At December 31, 2005, we had six interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $80 million that convert fixed interest payments at rates ranging from 4.2% to 6.8% to variable interest payments. We have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates. In December 2005 we entered into two forward-starting interest rate swaps, with notional amounts of $59.3 million each, to mitigate the risk of future fluctuations in interest rates on forecasted issuances of long-term debt over a maximum period of two years. These contracts have been designated as cash flow hedges and expire in January 2008. We have determined that they are highly effective in offsetting future variable interest cash flows on anticipated long-term debt issuances.

Changes in the market value of fair value hedges, both in the market value of the derivative instrument and in the market value of the hedged item, are recorded in earnings each reporting period, except for the portion of the hedge that becomes ineffective. For fiscal years 2005, 2004 and 2003, these changes in fair market value offset with minimal impact to earnings. The derivative instruments at December 31, 2005 were reported at their fair values as Other Assets, net of accrued interest, of $.4 million and as Other Liabilities, net of accrued interest, of $4.4 million.

In 2005 we had four interest rate swap contracts with an aggregate notional amount of $52.5 million mature. All of these contracts were designated as fair value hedges. In 2004 two interest rate swaps designated as cash flow hedges and two interest rate swaps designated as fair value hedges expired.

During 2004 we settled various forward-starting interest rate swaps designed to hedge the cash flow of forecasted interest payments on future debt. These contracts were designated as cash flow hedges and net losses on the settlement of these cash flow hedges totaling $5.0 million were recorded to Accumulated Other Comprehensive Loss and are being amortized to interest expense over the life of the hedged item.

As of December 31, 2005 and 2004, the balance in Accumulated Other Comprehensive Loss relating to derivatives was $5.1 million and $3.5 million, respectively. Within the next twelve months, we expect to amortize to interest expense approximately $0.3 million of the balance in Accumulated Other Comprehensive Loss.

The interest rate swaps decreased interest expense and increased net income by $1.3 million, $3.5 million and $2.3 million in 2005, 2004 and 2003, respectively. The interest rate swaps decreased the average rate on our debt by .1% in 2005 and .2% in both 2004 and 2003. We could be exposed to credit losses in the event of nonperformance by the counter-party; however, management believes the likelihood of such nonperformance is remote.

Note 4. Debt

Our debt consists of the following (in thousands):

	December 31,
	2005	2004

Debt payable to 2030 at 4.5% to 8.9%	$2,049,470	$1,987,828
Unsecured notes payable under revolving credit agreements	210,000	61,700
Obligations under capital leases	33,460	48,998
Industrial revenue bonds payable to 2015 at 3.6% to 5.4%	6,925	7,422

Total	$2,299,855	$2,105,948

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	December 31,
	2005	2004

As to interest rate (including the effects of interest rate swaps):
Fixed-rate debt	$1,986,059	$1,887,342
Variable-rate debt	313,796	218,606

Total	$2,299,855	$2,105,948

As to collateralization:
Unsecured debt	$1,457,805	$1,364,504
Secured debt	842,050	741,444

Total	$2,299,855	$2,105,948

At December 31, 2005, we had a $400 million unsecured revolving credit facility. We also had an agreement for an unsecured and uncommitted overnight credit facility totaling $20 million with a bank to be used for cash management purposes. At December 31, 2005, the balance outstanding under the $400 million revolving credit facility was $190.0 million, and we had $20.0 million outstanding under the $20 million credit facility. We had letters of credit totaling $14.9 million outstanding under the $400 million revolving credit facility at December 31, 2005. The revolving credit agreements are subject to normal banking terms and conditions and do not adversely restrict our operations or liquidity.

At December 31, 2005, the variable interest rate for notes payable under the $400 million revolving credit agreement was 4.5%. During 2005 the maximum balance and weighted average balance outstanding under both the $400 million and the $20 million revolving credit facilities combined were $210.0 million and $102.3 million, respectively, at a weighted average interest rate of 5.1%.

During the year ended December 31, 2004, we issued a total of $375 million of unsecured fixed-rate medium term notes with a weighted average rate of 5.2%, net of the effect of related interest rate swaps, and a weighted average term of 9.3 years. Proceeds received were used to pay down amounts outstanding under our revolving credit facilities.

In conjunction with acquisitions completed during 2005 and 2004, we assumed $135.3 million and $140.7 million, respectively, of nonrecourse debt secured by the related properties. As of December 31, 2005, the balance of secured debt that was assumed during 2005 was $134.0 million, which had a weighted average interest rate of 7.5% and a weighted average remaining life of 10.6 years. As of December 31, 2004, the balance of secured debt that was assumed during 2004 was $139.6 million, which had a weighted average interest rate of 6.9% and a weighted average remaining life of 8.3 years. The cash requirements for all acquisitions in 2005 and 2004 were initially financed under our revolving credit facilities, coupled with cash generated from dispositions of properties that no longer meet our investment criteria or cash flow generated from our operating properties.

Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At December 31, 2005 and 2004, the carrying value of such property aggregated $1.6 billion and $1.3 billion, respectively.

Scheduled principal payments on our debt (excluding $210.0 million due under our revolving credit agreements, $18.7 million of capital leases and $2.1 million market value of interest rate swaps) are due during the following years (in thousands):

2006	$41,457
2007	103,799
2008	261,312
2009	109,668
2010	114,324
2011	326,349
2012	299,931
2013	277,618
2014	330,715
2015	112,535
Thereafter	95,562

In February 2006 we amended and restated our $400 million unsecured revolving credit facility. Terms and conditions of this facility held by a syndicate of banks are not materially different from the agreement executed in 2003. The amended facility has an initial four-year term and provides a one-year extension option available at our request. Borrowing rates under this amended facility float at a margin over LIBOR, plus a facility fee. The borrowing margin and facility fee, which are currently 35 and 12.5 basis points, respectively, are priced off a grid that is tied to our senior unsecured credit ratings. The amended facility retains its competitive bid feature that allows us to request bids for amounts up to $200 million from the syndicate banks. Additionally, the amended facility contains an accordion feature, which will allow us to increase the facility amount up to $600 million.

Various of our debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios and minimum net worth requirements. Management believes that we are in compliance with all restrictive covenants.

Note 5. Preferred Shares

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

In April 2003 $75 million of depositary shares were issued with each share representing one-thirtieth of a Series D Cumulative Redeemable Preferred Share. The depositary shares are redeemable, in whole or in part, for cash on or after April 30, 2008 at our option, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon. The depositary shares are not convertible or exchangeable for any of our property or securities. The Series D preferred shares pay a 6.75% annual dividend and have a liquidation value of $750 per share. Net proceeds of $73.0 million were used to redeem the 7.44% Series A Cumulative Redeemable Preferred Shares.

Note 6. Common Shares

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

Subsequent to year-end, our board of trust managers authorized up to $100 million for the purchase of outstanding common shares of beneficial interest. Share repurchases may be made in the open market or in privately negotiated transactions during the next twelve months.

Note 7. Property

Our property consisted of the following (in thousands):

	December 31,
	2005	2004

Land	$761,454	$711,092
Land held for development	20,634	20,696
Land under development	16,895	18,712
Buildings and improvements	3,195,207	2,930,845
Construction in-progress	39,389	65,551
Property held for sale		4,711

Total	$4,033,579	$3,751,607

The following carrying charges were capitalized (in thousands):

	Year Ended December 31,
	2005	2004	2003

Interest	$2,629	$4,992	$6,361
Ad valorem taxes	293	653	945

Total	$2,922	$5,645	$7,306

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

	December 31,
	2005	2004

Above-market leases	$9,445	$9,230
Below-market leases	(13,277)	(7,733)
Out-of-market assumed mortgages	(48,649)	(32,894)
Lease origination costs	31,950	25,764

These identifiable intangible assets and liabilities are amortized over the terms of the acquired leases or the remaining lives of the mortgages. The above-market leases are included in Other Assets, the below-market leases and out-of-market assumed mortgages are included in Other Liabilities and Unamortized Debt and Lease Costs includes the lease origination costs. The amortization of above-market and below-market leases increased Revenues—Rentals by $.3 million in 2005 and $.04 million in both 2004 and 2003. The estimated net amortization of these intangible assets and liabilities for each of the next five years is $.6 million in 2006, $.4 million in 2007, $.2 million in 2008, $.4 million in 2009 and $.1 million in 2010. The amortization of lease origination costs, which is recorded in Depreciation and Amortization, was $6.2 million, $4.3 million and $.9 million in 2005, 2004 and 2003, respectively. The estimated amortization of this intangible asset for each of the next five years is $6.5 million in 2006, $5.6 million in 2007, $4.4 million in 2008, $3.5 million in 2009 and $2.9 million in 2010. The amortization of out-of-market assumed mortgages decreased Interest Expense by $6.9 million, $5.0 million and $1.0 million in 2005, 2004 and 2003, respectively. The estimated amortization of this intangible liability for each of the next five years is $7.3 million in 2006, $7.2 million in 2007, $6.2 million in 2008, $4.8 million in 2009 and $4.1 million in 2010.

During 2005 we invested $359.0 million in the acquisition of operating properties. Of this total, $267.9 million was invested in 13 shopping centers and a building adjacent to one of our shopping centers, $83.5 million was invested in seven industrial projects, and an additional $7.6 million was invested in a 25%-owned unconsolidated joint venture to acquire two retail properties. These combined acquisitions added 3.9 million square feet to our portfolio.

In 2005 we acquired land, either directly or through our interests in joint ventures, at seven separate locations for the development of seven retail shopping centers. During 2005 we invested $33.2 million in new developments.

Impairment loss of $3.6 million in 2004 related to a parcel of land held for development in Houston, Texas, which was sold in December 2004, and one retail property in Houston and one retail property in Port Arthur, Texas. The estimated holding period and the estimated future cash flows to be generated from these assets were revised which resulted in the impairment losses.

Note 8. Discontinued Operations

In 2005 we sold 13 retail properties and a vacant building, ten of which were located in Texas and one each in Louisiana, Mississippi and Arkansas. In addition, we sold two industrial properties in Texas and one in Nevada. In 2004 we sold three retail and two industrial properties located in Texas. Also, a free-standing building in Oklahoma was sold. The operating results and the gain on sale of these properties have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Included in the Consolidated Balance Sheet at December 31, 2004 is $82.6 million of Property, of which $4.7 million was reported as property held for sale, and $24.6 million of Accumulated Depreciation associated with the 2005 dispositions. Revenues for our 2005 dispositions totaled $8.2 million in 2005, $12.4 million in 2004 and $11.0 million in 2003.

The discontinued operations reported in 2005 and 2004 had no debt that was required to be repaid upon their disposition. In addition, we elected not to allocate other consolidated interest to discontinued operations since the interest savings to be realized from the proceeds of the sale of these operations was not material.

During the second quarter of 2005, we sold an 80% interest in two additional shopping centers located in Shreveport and Lafayette, Louisiana. Due to our significant continuing involvement, the operating results of these properties have not been reclassified and reported as discontinued operations in the Statement of Consolidated Income and Comprehensive Income.

Subsequent to year-end, retail properties located in Tucson, Arizona and Kansas City, Kansas were sold. Included in the Consolidated Balance Sheet at December 31, 2005 was $8.7 million of Property and $2.0 million of Accumulated Depreciation related to these properties.

Note 9. Related Party Transactions

On July 20, 2004, the shareholders of WRI Holdings, Inc. adopted a Plan of Dissolution and transferred 9.7 acres of land in Conroe, Texas, the only remaining asset, to us in satisfaction of its obligations under certain mortgage bonds and notes receivable owed. The land was recorded at the net carrying value of the mortgage bonds and notes. The estimated fair market value of the land is in excess of this carrying value. We shared certain directors and were under common management with WRI Holdings, Inc.

We also have interests in several joint ventures and partnerships. Notes receivable from these entities bear interest ranging from 6.0% to 10% at December 31, 2005, are due at various dates through 2028 and are generally secured by real estate assets. We recognized interest income on these notes as follows, in millions: $1.3 in 2005; $.8 in 2004; and $.5 in 2003.

Note 10. Investment in Real Estate Joint Ventures

Partially owned joint ventures and partnerships where we have the ability to exercise significant influence, but do not exercise financial and operating control, are accounted for using the equity method. Our interests in these joint ventures and limited partnerships range from 20% to 75% and, with the exception of two partnerships, each venture owns a single real estate asset. Combined condensed financial information of these ventures (at 100%) is summarized as follows (in thousands):

	December 31,
	2005	2004

Combined Balance Sheets

Property	$397,689	$248,397
Accumulated depreciation	(32,032)	(25,746)
Property - net	365,657	222,651

Other assets	61,543	25,723

Total	$427,200	$248,374

Debt	$136,182	$116,847
Amounts payable to WRI	43,239	17,469
Other liabilities	12,081	8,189
Accumulated equity	235,698	105,869

Total	$427,200	$248,374

	Year Ended December 31,
	2005	2004	2003

Combined Statements of Income

Revenues	$41,059	$32,117	$24,572

Expenses:
Interest	10,565	7,061	6,287
Depreciation and amortization	9,322	7,203	4,655
Operating	5,480	5,041	3,586
Ad valorem taxes	4,756	3,645	3,238
General and administrative	301	395	81

Total	30,424	23,345	17,847

Gain on land sales	170
Gain (loss) on sale of properties	(20)	(182)	1,016
Net income	$10,785	$8,590	$7,741

Our investment in real estate joint ventures, as reported on the balance sheets, differs from our proportionate share of the joint ventures' underlying net assets due to basis differentials, which arose upon the transfer of assets to the joint ventures. This basis differential, which totaled $10.3 million and $5.0 million at December 31, 2005 and 2004, respectively, is generally depreciated over the useful lives of the related assets.

Fees earned by us for the management of these joint ventures totaled, in millions, $.8 in 2005, $.6 in each of 2004 and 2003.

In March 2005 we acquired our joint venture partners' interest in one of our existing shopping centers located in Texas. Also, in March 2005 a 50%-owned unconsolidated joint venture acquired an interest in a retail property located in McAllen, Texas, which will be redeveloped. In April 2005 we sold an 80% interest in two retail properties in Lafayette and Shreveport, Louisiana. These properties are held in a tenancy-in-common arrangement in which we retained a 20% interest. In May 2005 we acquired a 25% interest in a 118,800 square foot retail center located in Melbourne, Florida. In September 2005 a 50%-owned unconsolidated joint venture commenced development on a 161,000 square foot retail center located in Liberty Lake, Washington. In November 2005 two 50%-owned joint ventures commenced construction on two retail centers in Mission, Texas. In December 2005 we acquired a 25% interest in a 96,000 square foot retail center located in Chapel Hill, North Carolina.

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

Note 11. Federal Income Tax Considerations

We qualify as a REIT under the provisions of the Internal Revenue Code, and therefore, no tax is imposed on us for our taxable income distributed to shareholders. To maintain our REIT status, we must distribute at least 90% of our ordinary taxable income to our shareholders and meet certain income source and investment restriction requirements. Our shareholders must report their share of income distributed in the form of dividends.

Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of interest, ad valorem taxes, depreciation, rental revenue, pension expense, and gain from sales of property. As a result of these differences, the book value of our net fixed assets exceeds the tax basis by $17 million at December 31, 2005.

For federal income tax purposes, the cash dividends distributed to common shareholders are characterized as follows:

	2005	2004	2003

Ordinary income	81.2%	84.0%	91.0%
Return of capital (generally nontaxable)	9.1	7.1	8.7
Capital gain distributions	9.7	8.9	0.3

Total	100.0%	100.0%	100.0%

We have two taxable REIT subsidiaries that are subject to federal, state, and local income tax. A minimal provision for federal income taxes was made in 2005 and 2004; no provision was required in 2003. Only minimal state income taxes were paid in these periods.

Note 12. Leasing Operations

The terms of our leases range from less than one year for smaller tenant spaces to over 25 years for larger tenant spaces. In addition to minimum lease payments, most of the leases provide for contingent rentals (payments for taxes, maintenance and insurance by lessees and an amount based on a percentage of the tenants' sales). Future minimum rental income from noncancelable tenant leases at December 31, 2005, in millions, is: $410.7 in 2006; $351.1 in 2007; $294.6 in 2008; $241.9 in 2009; $191.0 in 2010; and $730.3 thereafter. The future minimum rental amounts do not include estimates for contingent rentals. Such contingent rentals, in millions, aggregated $108.8 in 2005, $101.3 in 2004 and $82.1 in 2003.

Note 13. Commitments and Contingencies

On certain properties, we lease from the landowners and then sublease these properties to other parties. Future minimum rental payments under these operating leases, in millions, are: $1.6 in 2006; $1.3 in 2007; $1.2 in 2008; $1.1 in 2009; $1.0 in 2010; and $27.7 thereafter. Future minimum rental payments on these leases have not been reduced by future minimum sublease rentals aggregating $19.0 million through 2075 that are due under various noncancelable subleases. Rental expense (including insignificant amounts for contingent rentals) for operating leases was, in millions: $2.9 in 2005; $2.7 in 2004; and $2.8 in 2003. Sublease rental revenue (excluding amounts for improvements constructed by us on the leased land) from these leased properties was as follows, in millions: $3.5 in both 2005 and 2004 and $3.2 in 2003.

Property under capital leases, consisting of four shopping centers at December 31, 2005 and five shopping centers at December 31, 2004, aggregated $29.1 million and $41.5 million, respectively, and is included in buildings and improvements. Amortization of property under capital leases is included in depreciation and amortization expense, and the balance of Accumulated Depreciation associated with these capital leases at December 31, 2005 and 2004 was $11.9 million and $10.7 million, respectively. Future minimum lease payments under these capital leases total $57.7 million, with annual payments due, in millions, of $2.0 in each of 2006 and 2007; $2.1 in each of 2008 and 2009; $2.2 in 2010; and $47.3 thereafter. The amount of these total payments representing interest is $24.3 million. Accordingly, the present value of the net minimum lease payments was $33.4 million at December 31, 2005.

We participate in seven ventures, structured as DownREIT partnerships, that have properties in Arkansas, California, Georgia, North Carolina, Texas and Utah. As general partner we have operating and financial control over these ventures and consolidate their operations in our consolidated financial statements. These ventures allow the outside limited partners to put their interest to the partnership for our common shares of beneficial interest or an equivalent amount in cash. We may acquire any limited partnership interests that are put to the partnership and we have the option to redeem the interest in cash or a fixed number of our common shares at our discretion. In 2005 and 2004 we issued common shares of beneficial interest valued at $1.3 million and $.9 million in exchange for certain of these limited partnership interests.

We expect to invest approximately $60.1 million in 2006 and $30.4 million in 2007 to complete construction of ten properties under various stages of development.

We are subject to numerous federal, state and local environmental laws, ordinances and regulations in the areas where we own or operate properties. We are not aware of any material contamination, which may have been caused by us or any of our tenants, that would have a material effect on our financial position, results of operation or cash flows.

As part of our risk management activities we have applied and been accepted into state sponsored environmental programs which will limit our expenses if contaminants need to be remediated. We also have an environmental insurance policy that covers us against third party liabilities and remediation costs.

While we believe that we do not have any material exposure to environmental remediation costs, we cannot give absolute assurance that changes in the law or new discoveries of contamination will not result in increased liabilities to us.

We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, our resulting liability, if any, will not have a material effect on our consolidated financial statements.

Note 14. Bankruptcy Remote Properties

We had 60 properties, having a net book value of approximately $1.2 billion at December 31, 2005 (collectively the "Bankruptcy Remote Properties," and each a "Bankruptcy Remote Property"), which were wholly owned by various "Bankruptcy Remote Entities." Each Bankruptcy Remote Entity was either a direct or an indirect subsidiary of us. The assets of each Bankruptcy Remote Entity, including the respective Bankruptcy Remote Property or Properties owned by each, were owned by that Bankruptcy Remote Entity alone and were not available to satisfy claims that any creditor may have against us, our affiliates, or any other person or entity. No Bankruptcy Remote Entity has agreed to pay or make its assets available to pay our creditors, any of its affiliates, or any other person or entity. Neither we nor any of our affiliates have agreed to pay or make its assets available to pay creditors of any Bankruptcy Remote Entity (other than any agreement by a Bankruptcy Remote Entity to pay its own creditors). No affiliate of any Bankruptcy Remote Entity has agreed to pay or make its assets available to pay creditors of any other Bankruptcy Remote Entity.

The accounts of the Bankruptcy Remote Entities are included in our consolidated financial statements because we exercise financial and operating control over each of these entities.

Note 15. Fair Value of Financial Instruments

The fair value of our financial instruments was determined using available market information and appropriate valuation methodologies as of December 31, 2005. Unless otherwise described below, all other financial instruments are carried at amounts which approximate their fair values.

Based on rates currently available to us for debt with similar terms and average maturities, fixed-rate debt with carrying values of $2.0 billion and $1.9 billion have fair values of approximately $2.1 billion and $2.0 billion at December 31, 2005 and 2004, respectively. The fair value of our variable-rate debt approximates its carrying values of $313.8 million and $218.6 million at year-end 2005 and 2004, respectively.

Note 16. Share Options and Awards

In 1988 we adopted a Share Option Plan that provided for the issuance of options and share awards up to a maximum of 1.6 million common shares. This plan expired in December 1997, but some awards made pursuant to it remain outstanding as of December 31, 2005. In 1992 we adopted the Employee Share Option Plan that grants 100 share options to every employee, excluding officers, upon completion of each five-year interval of service. This plan expires in 2012 and provides options for a maximum of 225,000 common shares. Options granted under this plan are exercisable immediately. For both of these plans, options granted to employees were at an exercise price equal to the quoted fair market value of the common shares on the date the options were granted and expire upon termination of employment or ten years from the date of grant.

In 1993 we adopted the Incentive Share Option Plan that provided for the issuance of up to 3.9 million common shares, either in the form of restricted shares or share options. This plan expired in 2002, but some awards made pursuant to it remain outstanding as of December 31, 2005. The share options granted to nonofficers vest over a three-year period beginning after the grant date, and for officers vest over a seven-year period beginning two years after the grant date. Restricted shares under this plan have multiple vesting periods. Prior to 2000, restricted shares generally vested over a ten-year period. Effective in 2000, the vesting period became five years. In addition, the vesting period for these restricted shares can be accelerated based on appreciation in the market share price. In 2004 and 2003, the vesting of certain restricted shares was accelerated due to appreciation in the market price of our shares, resulting in additional compensation expense of $.3 million and $.7 million in 2004 and 2003, respectively. Since restricted shares are issued at no cost to the employee, compensation expense, excluding the effect of accelerated vesting, was as follows, in millions: $.1 in 2004, and $.5 in 2003. All restricted shares related to this plan vested prior to 2005.

In 2001 we adopted the Long-term Incentive Plan for the issuance of options and share awards up to a maximum of 2.3 million common shares. This plan expires in 2011. In December 2005 and 2004, .5 million and .4 million share options were granted. The share options granted to nonofficers vest over a three-year period beginning after the grant date, and share options and restricted shares for officers vest over a five-year period after the grant date. Restricted shares granted to trust managers vest immediately. Compensation expense related to restricted shares granted to officers and trust managers totaled $1.1 million in 2005 and $.5 million in 2004. No restricted shares related to this plan vested in 2003.

Following is a summary of the option activity for the three years ended December 31, 2005:

	Shares	Weighted
	Under	Average
	Option	Exercise Price

Outstanding, January 1, 2003	3,060,238	$19.99
Granted	499,083	30.01
Canceled	(7,800)	22.28
Exercised	(458,985)	17.38
Outstanding, December 31, 2003	3,092,536	22.01
Granted	380,071	39.69
Canceled	(13,000)	23.40
Exercised	(447,817)	18.42
Outstanding, December 31, 2004	3,011,790	24.77
Granted	537,319	37.40
Canceled	(30,797)	28.10
Exercised	(338,666)	19.17
Outstanding, December 31, 2005	3,179,646	$27.47

The number of share options exercisable at December 31, 2005, 2004 and 2003 was, in millions: 1.3, 1.1, and 1.0, respectively. The weighted average fair value per share of options granted during 2005, 2004 and 2003 was $3.02, $2.72, and $1.64, respectively. There were .8 million common shares available for the future grant of options or awards at December 31, 2005.

The following table summarizes information about share options outstanding and exercisable at December 31, 2005:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Number	Life	Price	Number	Price

$16.89 - $24.58	1,786,856	5.44 years	$21.29	953,714	$20.51

$24.59 - $30.09	487,872	7.67 years	$29.90	233,783	$29.69

$30.10 - $39.75	904,918	9.51 years	$38.36	86,370	$39.75

Total	3,179,646	6.94 years	$27.47	1,273,867	$23.50

Note 17. Employee Benefit Plans

We have a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the Internal Revenue Service. Employee contributions are matched by us at the rate of $.50 per $1.00 for the first 6% of the employee's salary. The employees vest in the employer contributions ratably over a six-year period. Compensation expense related to the plan was $.7 million in 2005, $.6 million in 2004 and $.5 million in 2003.

We also have an Employee Share Purchase Plan under which .6 million of our common shares have been authorized. These shares, as well as common shares purchased by us on the open market, are made available for sale to employees at a discount of 15%. Shares purchased by the employee under the plan are restricted from being sold for two years from the date of purchase or until termination of employment. A total of 22,717, 20,671, and 19,220 shares were purchased by employees at an average price of $30.89, $28.27 and $23.54 during 2005, 2004 and 2003, respectively.

Effective April 1, 2002, we converted a noncontributory pension plan to a noncontributory cash balance retirement plan ("Retirement Plan") under which each participant received an actuarially determined opening balance. Annual additions to each participant's account include a service credit ranging from 3-5% of compensation, depending on years of service, and an interest credit based on the ten-year US Treasury Bill rate. Vesting generally occurs after five years of service. Certain participants were grandfathered under the prior pension plan formula. In addition to the plan described above, effective September 1, 2002, we established a separate and independent nonqualified supplemental retirement plan ("SRP") for officers, the assets of which are held in a grantor trust. This unfunded plan provides benefits in excess of the statutory limits of our noncontributory cash balance retirement plan. Reconciliation of the benefit obligation, plan assets at fair value, funded status of both plans and net amount recognized are as follows (in thousands):

	2005	2004

Benefit obligation at beginning of year	$27,207	$23,216
Service cost	2,641	2,004
Interest cost	1,724	1,756
Actuarial loss	1,539	730
Benefit payments	(655)	(499)
Benefit obligation at end of year	$32,456	$27,207

Fair value of plan assets at beginning of year	$13,019	$11,389
Actual return on plan assets	1,014	1,279
Employer contributions	1,835	850
Benefit payments	(655)	(499)
Fair value of plan assets at end of year	$15,213	$13,019

Funded status	$(17,243)	$(14,188)
Unrecognized actuarial loss	4,607	3,048
Unrecognized prior service cost	(895)	(1,023)
Pension liability	$(13,531)	$(12,163)

Amounts recognized in the Consolidated Balance Sheets:
Accrued benefit liability	$(16,438)	$(13,366)
Accumulated other comprehensive loss	2,907	1,203
Net amount recognized	$(13,531)	$(12,163)

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were as follows (in thousands): $32,456, $31,653, and $15,213, respectively, as of December 31, 2005, and $27,207, $26,386, and $13,019, respectively, as of December 31, 2004.

The components of net periodic benefit cost for both plans are as follows (in thousands):

	2005	2004	2003

Service cost	$2,641	$2,004	$1,729
Interest cost	1,724	1,756	1,448
Expected return on plan assets	(1,192)	(1,028)	(807)
Prior service cost	(128)	(128)	(128)
Recognized loss	159	110	224

Total	$3,204	$2,714	$2,466

The assumptions used to develop periodic expense for both plans are shown below:

	2005	2004	2003

Discount rate	6.00%	6.25%	6.50%
Salary scale increases - Retirement Plan	4.00%	4.00%	4.00%
Salary scale increases - SRP	5.00%	5.00%	5.00%
Long-term rate of return on assets	8.50%	8.75%	8.75%

The selection of the discount rate follows the guidance provided in SFAS No. 87, "Employers' Accounting for Pensions." The selection of the discount rate is made annually after comparison to yields based on high quality fixed-income investments. The salary scale is the composite rate which reflects anticipated inflation, merit increases, and promotions for the group of covered participants. The long-term rate of return is a composite rate for the trust. It is derived as the sum of the percentages invested in each principal asset class included in the portfolio multiplied by their respective expected rates of return. We considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This analysis resulted in the selection of 8.50% as the long-term rate of return assumption for 2005.

The assumptions used to develop the actuarial present value of the benefit obligations at year-end for both plans are shown below:

	2005	2004	2003

Discount rate	5.75%	6.00%	6.25%
Salary scale increases - Retirement Plan	4.00%	4.00%	4.00%
Salary scale increases - SRP	5.00%	5.00%	5.00%

The expected contribution to be paid for both plans by us during 2006 is approximately $3.6 million. The expected benefit payments for the next ten years for both plans are as follows, in millions: $.7 in 2006; $6.4 in 2007; $.7 in 2008; $.8 in both 2009 and 2010; and $8.3 in 2011 through 2015.

The measurement dates of both plans were December 31, 2005 and December 31, 2004. The participant data used in determining the liabilities and costs was collected as of January 1, 2005.

The allocation of the fair value of plan assets as provided by the plan trustee was as follows (in thousands):

	December 31
	2005	2004

Cash and short-term investments	3%	3%
Mutual funds - equity	71	73
Mutual funds - fixed income	26	24

Total	100%	100%

Our investment policy and strategy for plan assets require that plan assets be allocated based on a "Broad Market Diversification" model. Approximately 70% of plan assets are allocated to equity investments and 30% to fixed income investments. On a quarterly basis, the plan assets are reviewed in an effort to maintain this asset allocation. Selected investment funds are monitored as reasonably necessary to permit our Investment Committee to evaluate any material changes to the investment fund's performance.

We also have a deferred compensation plan for eligible employees allowing them to defer portions of their current cash or share-based compensation. Amounts deferred are reported as compensation expense in the year service is rendered and are deposited in a grantor trust. Cash deferrals are invested based on the employee’s investment selections from a mix of assets similar to the noncontributory cash balance retirement plan. Deferred share-based compensation can not be diversified, and distributions from this plan are made in the same form as the original deferral.

Note 18. Segment Information

The operating segments presented are the segments for which separate financial information is available, and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance. We evaluate the performance of the operating segments based on net operating income that is defined as total revenues less operating expenses and ad valorem taxes. Management does not consider the effect of gains or losses from the sale of property in evaluating ongoing operating performance.

The shopping center segment is engaged in the acquisition, development and management of real estate, primarily anchored neighborhood and community shopping centers located in Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Maine, Missouri, Nevada, New Mexico, North Carolina, Oklahoma, Tennessee, Texas, Utah and Washington. The customer base includes supermarkets, discount retailers, drugstores and other retailers who generally sell basic necessity-type commodities. The industrial segment is engaged in the acquisition, development and management of bulk warehouses and office/service centers. Its properties are located in California, Florida, Georgia, Tennessee and Texas, and the customer base is diverse. Included in "Other" are corporate-related items, insignificant operations and costs that are not allocated to the reportable segments.

Information concerning our reportable segments is as follows (in thousands):

	Shopping
	Center	Industrial	Other	Total

2005
Revenues	$490,022	$49,548	$4,475	$544,045
Net operating income	360,722	35,450	3,286	399,458
Equity in earnings of joint ventures, net	6,533	87	(10)	6,610
Investment in real estate joint ventures	82,092	480	1,776	84,348
Total assets	3,035,964	355,848	345,929	3,737,741
Capital expenditures	339,328	89,066	646	429,040

2004
Revenues	$442,563	$45,669	$2,404	$490,636
Net operating income	324,537	32,579	1,484	358,600
Equity in earnings of joint ventures, net	5,441	96	(153)	5,384
Investment in real estate joint ventures	46,861	539	982	48,382
Total assets	2,897,772	288,480	284,066	3,470,318
Capital expenditures	579,912	12,089	2,793	594,794

2003
Revenues	$358,807	$40,415	$2,221	$401,443
Net operating income	263,490	29,086	1,497	294,073
Equity in earnings of joint ventures, net	4,642	118	(79)	4,681
Investment in real estate joint ventures	34,796		289	35,085
Total assets	2,397,273	295,611	230,210	2,923,094
Capital expenditures	429,666	105,773	1,914	537,353

Net operating income reconciles to Income from Continuing Operations as shown on the Statements of Consolidated Income and Comprehensive Income as follows (in thousands):

	2005	2004	2003

Total segment net operating income	$399,458	$358,600	$294,073
Less:
Depreciation and amortization	125,314	111,737	88,190
General and administrative	17,379	16,122	13,820
Impairment loss		3,550
Interest expense	130,761	117,096	90,269
Loss on redemption of preferred shares		3,566	2,739
Income allocated to minority interests	6,060	4,928	2,723
Equity in earnings of joint ventures, net	(6,610)	(5,384)	(4,681)
Gain on land sales	(804)
Gain on sale of properties	(22,306)	(1,535)	(714)
Income from Continuing Operations	$149,664	$108,520	$101,727

Note 19. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows (in thousands):

	First	Second		Third		Fourth

2005:
Revenues	$130,613	$135,422		$139,115		$138,895
Net income available to common shareholders	34,037	67,679	(1)	58,958	(1)	48,878
Net income per common share - basic	0.38	0.76	(1)	0.66	(1)	0.55
Net income per common share - diluted	0.38	0.74	(1)	0.65	(1)	0.54

2004:
Revenues	$113,379	$119,870		$126,137		$131,250
Net income available to common shareholders	27,143	35,917	(2)	28,810		42,041	(1)
Net income per common share - basic	0.33	0.42	(2)	0.33		0.47	(1)
Net income per common share - diluted	0.32	0.42	(2)	0.33		0.46	(1)

(1)	The quarter results include gains on the sale of properties.
(2)	The quarter results include gains on the sale of properties, offset by the noncash charges for the redemption of preferred shares and the impairment loss.

****

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

ITEM 9A. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2005. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2005.

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

WRI's management has responsibility for establishing and maintaining adequate internal control over financial reporting for WRI. Management, with the participation of WRI's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WRI's internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on their evaluation of WRI's internal control over financial reporting, WRI's management along with the Chief Executive and Chief Financial Officers believe that the WRI's internal control over financial reporting is effective as of December 31, 2005. Deloitte & Touche LLP, WRI's independent registered public accounting firm that audited the financial statements and financial statement schedules included in this Form 10-K, has issued an attestation report on management's assessment of WRI's internal control over financial reporting.

March 7, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust Managers and Shareholders of Weingarten Realty Investors

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Weingarten Realty Investors and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors (or trust managers), management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors (or trust managers) of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2005 of the Company and our report dated March 7, 2006 expressed an unqualified opinion on those financial statements and financial statement schedules.

DELOITTE & TOUCHE LLP
Houston, Texas
March 7, 2006

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Trust Managers and Executive Officers of the Registrant

Information with respect to our trust managers and executive officers is incorporated herein by reference to the "Election of Trust Managers" and "Executive Officers" sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2006.

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

Governance Guidelines

We have adopted Trust Managers Governance Guidelines, which are available on our website at www.weingarten.com. Shareholders may request a free copy of the Trust Managers Governance Guidelines from the address and phone number set forth above under "—Code of Ethics."

ITEM 11. Executive Compensation

Incorporated herein by reference to the "Executive Compensation" section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2006.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference to the "Share Ownership of Certain Beneficial Owners" section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2006.

The following table summarizes the equity compensation plans under which our common shares may be issued as of December 31, 2005:

	Number of shares to	Weighted average
	be issued upon exercise	exercise price of	Number of shares
	of outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance

Equity compensation plans approved by shareholders	3,179,646	$ 27.47	843,024

Equity compensation plans not approved by shareholders	―	―	―

Total	3,179,646	$ 27.47	843,024

ITEM 13. Certain Relationships and Related Transactions

Incorporated herein by reference to the "Compensation Committee Interlocks and Insider Participation" section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2006.

ITEM 14. Principal Accountant Fees and Services

Incorporated herein by reference to the "Principal Accounting Firm Fees" within Proposal Two of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2006.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)		Financial Statements and Financial Statement Schedules:			Page

	(1)	(A)	Independent Registered Public Accounting Firm's Report		38
		(B)	Financial Statements
			(i)	Statements of Consolidated Income and Comprehensive Income for the year ended December 31, 2005, 2004 and 2003	39
			(ii)	Consolidated Balance Sheets as of December 31, 2005 and 2004	40
			(iii)	Statements of Consolidated Cash Flows for the year ended December 31, 2005, 2004 and 2003	41
			(iv)	Statements of Consolidated Shareholders' Equity for the year ended December 31, 2005, 2004 and 2003	42
			(v)	Notes to Consolidated Financial Statements	43

	(2)	Financial Statement Schedules:

		Schedule

			II	Valuation and Qualifying Accounts	73
			III	Real Estate and Accumulated Depreciation	74
			IV	Mortgage Loans on Real Estate	76

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

4.13	—	Form of 7% Notes due 2011 (filed as Exhibit 4.17 to WRI's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.1†	—	1988 Share Option Plan of WRI, as amended (filed as Exhibit 10.1 to WRI's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).
10.2†	—	The Savings and Investment Plan for Employees of WRI, as amended (filed as Exhibit 4.1 to WRI's Registration Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).
10.3†	—
The Fifth Amendment to Savings and Investment Plan for Employees of WRI (filed as Exhibit 4.1.1 to WRI's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).

10.4†	—	The 1993 Incentive Share Plan of WRI (filed as Exhibit 4.1 to WRI's Registration Statement on Form S-8 (No. 33-52473) and incorporated herein by reference).
10.5†	—	1999 WRI Employee Share Purchase Plan (filed as Exhibit 10.6 to WRI's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.6†	—	2001 Long Term Incentive Plan (filed as Exhibit 10.7 to WRI's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.7	—
Master Promissory Note in the amount of $20,000,000 between WRI, as payee, and Chase Bank of Texas, National Association (formerly, Texas Commerce Bank National Association), as maker, effective December 30, 1998 (filed as Exhibit 4.15 to WRI's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.8	—
Amended and Restated Credit Agreement dated November 14, 2003 among WRI, the Lenders Party Hereto and JPMorgan Chase Bank as Administrative Agent (filed as Exhibit 10.10 to WRI's Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.09†	—
Weingarten Realty Investors Supplemental Executive Retirement Plan amended and restated effective September 1, 2002 (filed as Exhibit 10.10 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.10†	—
First Amendment to the Weingarten Realty Investors Supplemental Executive Retirement Plan amended on November 3, 2003 (filed as Exhibit 10.11 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.11†	—
Second Amendment to the Weingarten Realty Investors Supplemental Executive Retirement Plan amended October 22, 2004 (filed as Exhibit 10.12 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.12†	—
Third Amendment to the Weingarten Realty Investors Supplemental Executive Retirement Plan amended October 22, 2004 (filed as Exhibit 10.13 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.13†	—
Weingarten Realty Investors Retirement Benefit Restoration Plan adopted effective September 1, 2002 (filed as Exhibit 10.14 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.14†	—
First Amendment to the Weingarten Realty Investors Retirement Benefit Restoration Plan amended on November 3, 2003 (filed as Exhibit 10.15 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.15†	—
Second Amendment to the Weingarten Realty Investors Retirement Benefit Restoration Plan amended October 22, 2004 (filed as Exhibit 10.16 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.16†	—
Weingarten Realty Investors Deferred Compensation Plan amended and restated as a separate and independent plan effective September 1, 2002 (filed as Exhibit 10.17 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.17†	—
Supplement to the Weingarten Realty Investors Deferred Compensation Plan amended on April 25, 2003 (filed as Exhibit 10.18 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.18†	—
First Amendment to the Weingarten Realty Investors Deferred Compensation Plan amended on November 3, 2003 (filed as Exhibit 10.19 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.19†	—
Second Amendment to the Weingarten Realty Investors Deferred Compensation Plan, as amended, dated October 13, 2005 (filed as Exhibit 10.29 on WRI’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.20†	—
Trust Under the Weingarten Realty Investors Deferred Compensation Plan amended and restated effective October 21, 2003 (filed as Exhibit 10.21 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.21†	—
Trust Under the Weingarten Realty Investors Retirement Benefit Restoration Plan amended and restated effective October 21, 2003 (filed as Exhibit 10.22 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.22†	—
Trust Under the Weingarten Realty Investors Supplemental Executive Retirement Plan amended and restated effective October 21, 2003 (filed as Exhibit 10.23 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.23†	—
First Amendment to the Trust Under the Weingarten Realty Investors Deferred Compensation Plan, Supplemental Executive Retirement Plan, and Retirement Benefit Restoration Plan amended on March 16, 2004 (filed as Exhibit 10.24 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.24†	—
First Amendment to the Savings and Investment Plan for Employees of Weingarten Realty Investors, dated August 1, 2005 (filed as Exhibit 10.25 on WRI’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.25†	—
Mandatory Distribution Amendment for the Savings and Investment Plan for Employees of Weingarten Realty Investors, dated August 1, 2005 (filed as Exhibit 10.26 on WRI’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.26†	—	First Amendment to the Weingarten Realty Pension Plan, dated August 1, 2005 (filed as Exhibit 10.27 on WRI’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).
10.27†	—
Mandatory Distribution Amendment for the Weingarten Realty Retirement Plan, dated August 1, 2005 (filed as Exhibit 10.28 on WRI’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.28†	—
Third Amendment to the Weingarten Realty Investors Deferred Compensation Plan, dated August 1, 2005 (filed as Exhibit 10.30 on WRI’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.29†*	—	Weingarten Realty Retirement Plan restated effective April 1, 2002.
10.30†*	—	Third Amendment to the Weingarten Realty Pension Plan, dated December 23, 2005.
10.31†*	—	Fourth Amendment to the Weingarten Realty Investors Deferred Compensation Plan, dated December 23, 2005.
10.32*	—	Amended and Restated Credit Agreement dated February 22, 2006 among Weingarten Realty Investors, the Lenders Party Hereto and JPMorgan Chase Bank, N.A., as Administrative Agent.
10.33†*	—	First Amendment to the Weingarten Realty Retirement Plan, dated December 31, 2003.
10.34†*	—	The Savings and Investment Plan for Employees of Weingarten Realty Investors, dated December 17, 2003.
12.1*	—	Computation of Fixed Charges Ratios.
14.1	—
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

Date: March 16, 2006

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

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Stanford Alexander	Chairman	March 16, 2006
	Stanford Alexander	and Trust Manager

By:	/s/ Andrew M. Alexander	Chief Executive Officer,	March 16, 2006
	Andrew M. Alexander	President and Trust Manager

By:	/s/ J. Murry Bowden	Trust Manager	March 16, 2006
J. Murry Bowden

By:	/s/ James W. Crownover	Trust Manager	March 16, 2006
James W. Crownover

By:	/s/ Robert J. Cruikshank	Trust Manager	March 16, 2006
Robert J. Cruikshank

By:	/s/ Martin Debrovner	Vice Chairman	March 16, 2006
Martin Debrovner

By:	/s/ Melvin Dow	Trust Manager	March 16, 2006
Melvin Dow

By:	/s/ Stephen A. Lasher	Trust Manager	March 16, 2006
Stephen A. Lasher

By:	/s/ Stephen C. Richter	Executive Vice President and	March 16, 2006
	Stephen C. Richter	Chief Financial Officer

By:	/s/ Douglas W. Schnitzer	Trust Manager	March 16, 2006
Douglas W. Schnitzer

By:	/s/ Marc J. Shapiro	Trust Manager	March 16, 2006
Marc J. Shapiro

By:	/s/ Joe D. Shafer	Vice President/Chief Accounting Officer	March 16, 2006
	Joe D. Shafer	(Principal Accounting Officer)

Schedule II

WEINGARTEN REALTY INVESTORS
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2005, 2004 and 2003

(Amounts in thousands)

		Charged
	Balance at	to costs	Charged		Balance
	beginning	and	to other	Deductions	at end of
Description	of period	expenses	accounts	(A)	period

2005:
Allowance for Doubtful Accounts	$4,205	$3,720		$3,252	$4,673
2004:
Allowance for Doubtful Accounts	$4,066	$3,325		$3,186	$4,205
2003:
Allowance for Doubtful Accounts	$4,302	$3,637		$3,873	$4,066
_______________

Note A - Write-offs of accounts receivable previously reserved.

Schedule III

WEINGARTEN REALTY INVESTORS
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005

(Amounts in thousands)

	Total Cost
		Buildings	Projects
		and	Under	Total	Accumulated	Encumbrances
	Land	Improvements	Development	Cost	Depreciation	(A)

SHOPPING CENTERS:
Texas	$210,047	$910,003		$1,120,050	$328,911	$91,010
Other States	470,185	1,899,620		2,369,805	264,705	671,090
Total Shopping Centers	680,232	2,809,623		3,489,855	593,616	762,100
INDUSTRIAL:
Texas	38,581	193,872		232,453	54,799
Other States	42,108	148,795		190,903	10,458	27,923
Total Industrial	80,689	342,667		423,356	65,257	27,923
OTHER:
Texas	533	13,863		14,396	8,887
Total Improved Properties	761,454	3,166,153		3,927,607	667,760	790,023
LAND UNDER DEVELOPMENT OR HELD FOR DEVELOPMENT:
Texas			$22,045	22,045
Other States			15,484	15,484
Total Land Under Development or Held for Development			37,529	37,529
SHOPPING CENTERS UNDER CAPITAL LEASE:
Other States		29,054		29,054	11,882	12,467
Total Leased Property Under Capital Lease		29,054		29,054	11,882	12,467
CONSTRUCTION IN PROGRESS:
Texas			18,099	18,099
Other States			21,290	21,290
Total Construction in Progress			39,389	39,389

TOTAL OF ALL PROPERTIES	$761,454	$3,195,207	$76,918	$4,033,579	$679,642	$802,490

Note A -
Encumbrances do not include $18.6 million outstanding under a $30 million 20-year term loan, payable to a group of insurance companies secured by a property collateral pool including all or part of three shopping centers.

Schedule III
(Continued)

The changes in total cost of the properties for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003

Balance at beginning of year	$3,751,607	$3,200,091	$2,695,286
Additions at cost	429,040	594,794	537,353
Retirements or sales	(147,068)	(43,278)	(32,548)

Balance at end of year	$4,033,579	$3,751,607	$3,200,091

The changes in accumulated depreciation for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003

Balance at beginning of year	$609,772	$527,375	$460,832
Additions at cost	107,901	100,074	77,067
Retirements or sales	(38,031)	(17,677)	(10,524)

Balance at end of year	$679,642	$609,772	$527,375

Schedule IV

WEINGARTEN REALTY INVESTORS
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2005

(Amounts in thousands)

		Final	Periodic	Face	Carrying
	Interest	Maturity	Payment	Amount of	Amount of
	Rate	Date	Terms	Mortgages	Mortgages(A)

SHOPPING CENTERS:
FIRST MORTGAGES:
Eastex Venture
Beaumont, TX
(Note B)	6.75%	10-31-09	$317 Annual P & I	$ 2,300	$ 1,104

Main/O.S.T., Ltd.
Houston, TX
(Note B)	9.3%	02-01-20	$476 Annual P & I	4,800	4,074
			($1,241 balloon)

INDUSTRIAL:
FIRST MORTGAGES:
South Loop Business Park
Houston, TX
(Note B)	9.25%	11-01-07	$74 Annual P & I	439	121

TOTAL MORTGAGE LOANS ON
REAL ESTATE (Note B)				$ 7,539	$ 5,299

Note A -	The aggregate cost at December 31, 2005 for federal income tax purposes is $5,299.
Note B -	Represents our share of mortgage loans to joint ventures.
Note C -	Changes in mortgage loans for the years ended December 31, 2005, 2004 and 2003 are summarized below.

	2005	2004	2003

Balance, Beginning of Year	$5,694	$8,758	$9,006
Additions to Existing Loans			80
Collections of Principal	(395)	(3,064)	(328)

Balance, End of Year	$5,299	$5,694	$8,758