Form 10-Q
period 2006-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2006-05-10
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated Filer ☒      Accelerated Filer ☐     Non-accelerated Filer ☐.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒.

As of April 28, 2006, there were 89,620,900 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

WEINGARTEN REALTY INVESTORS
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2006	2005

Revenues:
Rentals	$138,687	$128,726
Other	2,242	828
Total	140,929	129,554
Expenses:
Depreciation and amortization	32,542	29,493
Operating	19,824	18,890
Ad valorem taxes	16,691	15,567
General and administrative	5,355	4,247
Total	74,412	68,197

Operating Income	66,517	61,357
Interest Expense	(34,437)	(31,036)
Interest and Other Income	1,467	319
Equity in Earnings of Joint Ventures, net	4,066	1,274
Income Allocated to Minority Interests	(1,657)	(1,400)
Gain (Loss) on Sale of Properties	90	(27)
Gain on Land and Merchant Development Sales	1,676
Provision for Income Taxes	(519)
Income from Continuing Operations	37,203	30,487
Operating Income from Discontinued Operations	358	1,960
Gain on Sale of Properties from Discontinued Operations	17,048	4,115
Income from Discontinued Operations	17,406	6,075
Net Income	54,609	36,562
Dividends on Preferred Shares	(2,525)	(2,525)
Net Income Available to Common Shareholders	$52,084	$34,037
Net Income Per Common Share - Basic:
Income from Continuing Operations	$.39	$.31
Income from Discontinued Operations	.19	.07
Net Income	$.58	$.38
Net Income Per Common Share - Diluted:
Income from Continuing Operations	$.38	$.31
Income from Discontinued Operations	.19	.07
Net Income	$.57	$.38

Net Income	$54,609	$36,562
Other Comprehensive Income
Unrealized gain on derivatives	3,751
Amortization of loss on derivatives	86	84
Other Comprehensive Income	3,837	84
Comprehensive Income	$58,446	$36,646

See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31,	December 31,
	2006	2005

ASSETS
Property	$4,059,431	$4,033,579
Accumulated Depreciation	(691,120)	(679,642)
Property - net	3,368,311	3,353,937
Investment in Real Estate Joint Ventures	94,600	84,348
Total	3,462,911	3,438,285
Notes Receivable from Real Estate Joint Ventures and Partnerships	49,213	42,195
Unamortized Debt and Lease Costs	96,436	95,616
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $4,963 in 2006 and $4,673 in 2005)	48,984	60,905
Cash and Cash Equivalents	37,446	42,690
Restricted Deposits and Mortgage Escrows	31,879	11,747
Other	55,399	46,303
Total	$3,782,268	$3,737,741

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt	$2,351,349	$2,299,855
Accounts Payable and Accrued Expenses	69,546	102,143
Other	112,114	102,099
Total	2,533,009	2,504,097
Minority Interest	82,029	83,358

Commitments and Contingencies

Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000;
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2006 and 2005; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2006 and 2005; liquidation preference $72,500	1	1
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 150,000; shares issued and outstanding: 89,621 in 2006 and 89,403 in 2005	2,698	2,686
Additional Paid In Capital	1,291,092	1,288,432
Accumulated Dividends in Excess of Net Income	(122,351)	(132,786)
Accumulated Other Comprehensive Loss	(4,213)	(8,050)
Shareholders' Equity	1,167,230	1,150,286
Total	$3,782,268	$3,737,741

See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,
	2006	2005

Cash Flows from Operating Activities:
Net income	$54,609	$36,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,672	30,753
Equity in earnings of joint ventures, net	(4,066)	(1,345)
Income allocated to minority interests	1,657	1,400
Gain on sale of properties	(18,814)	(4,088)
Distributions of income from unconsolidated entities	315	301
Changes in accrued rent and accounts receivable	12,524	14,586
Changes in other assets	(14,245)	(11,987)
Changes in accounts payable and accrued expenses	(26,997)	(35,027)
Other, net	437	133
Net cash provided by operating activities	38,092	31,288

Cash Flows from Investing Activities:
Investment in properties	(59,942)	(28,218)
Proceeds from sales and disposition of property, net	36,788	11,297
Changes in restricted deposits and mortgage escrows	(20,132)	(3,102)
Notes receivable:
Advances	(8,378)	(4,788)
Collections	1,369	1,068
Real estate joint ventures and partnerships:
Investments	(5,925)	(4,319)
Distributions	3,781	1,126
Net cash used in investing activities	(52,439)	(26,936)

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	56,922	32,346
Common shares of beneficial interest, net	7	1,228
Principal payments of debt	(3,897)	(3,281)
Common and preferred dividends paid	(44,174)	(41,743)
Other, net	245	381
Net cash provided by (used in) financing activities	9,103	(11,069)

Net decrease in cash and cash equivalents	(5,244)	(6,717)
Cash and cash equivalents at January 1	42,690	45,415

Cash and cash equivalents at March 31	$37,446	$38,698

See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements

The consolidated financial statements included in this report are unaudited; however, amounts presented in the balance sheet as of December 31, 2005 are derived from our audited financial statements at that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in our annual financial statements and notes. These Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.

Basis of Presentation
Our consolidated statements include the accounts of our subsidiaries and certain partially owned joint ventures or partnerships that meet the guidelines for consolidation. All significant intercompany balances and transactions have been eliminated.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. Such statements require management to make estimates and assumptions that affect the reported amounts on our consolidated financial statements.

Revenue Recognition
Rental revenue is generally recognized on a straight-line basis over the life of the lease, which begins the date the leasehold improvements are substantially complete, if owned by us, or the date the tenant takes control of the space, if the leasehold improvements are owned by the tenant. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Revenue based on a percentage of tenants' sales is recognized only after the tenant exceeds their sales breakpoint.

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

Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations are included in our results of operations from the respective dates of acquisition. We have used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property among land, buildings on an "as if vacant" basis, and other identifiable intangibles. Other identifiable intangible assets and liabilities include the effect of out-of-market leases, the value of having leases in place, out-of-market assumed mortgages and tenant relationships.

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

Our properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property. Such carrying amount is adjusted, if necessary, to the estimated fair value to reflect an impairment in the value of the asset.

Some of our properties are held in single purpose entities. A single purpose entity is a legal entity typically established at the request of a lender solely for the purpose of owning a property or group of properties subject to a mortgage. There may be restrictions limiting the entity’s ability to engage in an activity other than owning or operating the property, assume or guaranty the debt of any other entity, or dissolve itself or declare bankruptcy before the debt has been repaid. Most of our single purpose entities are 100% owned by us and are consolidated in our financial statements.

Interest Capitalization
Interest is capitalized on land under development and buildings under construction based on rates applicable to borrowings outstanding during the period and the weighted average balance of qualified assets under development/construction during the period.

Deferred Charges
Debt and lease costs are amortized primarily on a straight-line basis, which approximates the effective interest method, over the terms of the debt and over the lives of leases, respectively. Lease costs represent the initial direct costs incurred in origination, negotiation and processing of a lease agreement. Such costs include outside broker commissions and other independent third party costs as well as salaries and benefits, travel and other related internal costs incurred in executing the leases. Costs related to supervision, administration, unsuccessful origination efforts and other activities not directly related to executed lease agreements are charged to expense as incurred.

Sales of Real Estate
We recognize profit on sales of real estate in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” Profits from real estate sales are not recognized until (a) a sale is consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay; (c) the seller’s receivable is not subject to future subordination; and (d) we have transferred to the buyer the usual risks and rewards of ownership in the transaction, and we do not have a substantial continuing involvement with the property.

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

Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted cash that is held in a qualified escrow account for the purposes of completing like-kind exchange transactions. At March 31, 2006, we had $18.5 million held for like-kind exchange transactions and $13.4 million held in escrow related to our mortgages. At December 31, 2005, we had $11.7 million held in escrow related to our mortgages.

Other Assets
Other assets in our consolidated financial statements include investments held in grantor trusts, prepaid expenses, the value of above-market leases and the related accumulated amortization and other miscellaneous receivables. Investments held in grantor trusts are adjusted to fair market value at each period end. Above-market leases are amortized over terms of the acquired leases.

Per Share Data
Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Numerator:
Net income available to common shareholders - basic	$52,084	$34,037
Income attributable to operating partnership units	1,399	1,234

Net income available to common shareholders - diluted	$53,483	$35,271

Denominator:
Weighted average shares outstanding - basic	89,515	89,122
Effect of dilutive securities:
Share options and awards	850	966
Operating partnership units	3,151	3,004

Weighted average shares outstanding - diluted	93,516	93,092

Options to purchase 900 and 376,469 common shares for the first quarter ended March 31, 2006 and March 31, 2005, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price for the period.

Income Taxes
We have elected to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income we distribute to our shareholders. To be taxed as a REIT we must meet a number of requirements including meeting defined percentage tests concerning the amount of our assets and revenues that come from, or are attributable to, real estate operations. As long as we distribute at least 90% of the taxable income of the REIT to our shareholders as dividends, we will not be taxed on the portion of our income we distribute as dividends unless we have ineligible transactions.

The Tax Relief Extension Act of 1999 gave REITs the ability to conduct activities which a REIT was previously precluded from doing as long as they are done in entities which have elected to be treated as taxable REIT subsidiaries under the IRS code. These activities include buying or developing properties with the express purpose of selling them.

Income taxes are recorded as appropriate. Deferred taxes are recorded as required under SFAS No. 109, “Accounting for Income Taxes.”

Cash Flow Information
All highly liquid investments with original maturities of three months or less are considered cash equivalents. We issued common shares of beneficial interest valued at $2.2 million and $.05 million during the first quarter of 2006 and 2005 in exchange for interests in limited partnerships, which had been formed to acquire properties. In connection with purchases and construction of property, we assumed debt and accounts payable totaling $4.7 million and $44.5 million during the first quarter of 2006 and 2005, respectively. Cash payments for interest on debt, net of amounts capitalized, of $55.3 million and $52.1 million were made during the three months ended March 31, 2006 and 2005, respectively. A cash payment of $.2 million for federal income taxes was made during the three months ended March 31, 2006. In connection with the sale of improved properties in the first quarter of 2005, a $15.5 million capital lease obligation was satisfied.

Reclassifications
Certain reclassifications of prior years’ amounts have been made to conform to the current year presentation. In our Statements of Consolidated Cash Flows for the three months ended March 31, 2005, we changed the classification of distributions of income from unconsolidated entities representing a return on investment, changes in restricted deposits and mortgage escrows, changes in accounts payable related to construction of property, and changes in tenant security deposit liabilities.

Note 2. Newly Adopted Accounting Pronouncements

In December 2004 the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. This accounting standard focuses primarily on equity transactions with employees. On January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective application method, and accordingly, prior period amounts have not been restated. Through December 31, 2005, we recorded compensation expense over the vesting period on awards granted since January 1, 2003. Compensation expense was not recorded on awards granted prior to January 1, 2003, but its pro forma impact on net income was disclosed. Under SFAS No. 123(R), we will also record compensation expense on any unvested awards granted prior to January 1, 2003 during the remaining vesting periods.

Based upon our current estimates, we expect the impact in 2006 of the adoption of SFAS No. 123(R) to be an additional expense of approximately $2.1 million. For the three months ended March 31, 2006, the incremental impact decreased both Income from Continuing Operations and Net Income by $.5 million and decreased both Net Income per Common Share - Basic and Net Income per Common Share - Diluted by $.01.

The following table illustrates the effect on Net Income Available to Common Shareholders and Net Income per Common Share if the fair value-based method had been applied to all outstanding and unvested share option awards for the period prior to the adoption of SFAS No. 123(R) (in thousands, except per share amounts):

Three Months Ended
March 31,
2005

Net income available to common shareholders	$34,037
Stock-based employee compensation included in net income available to common shareholders	83
Stock-based employee compensation determined under the fair value-based method for all awards	(212)

Pro forma net income available to common shareholders	$33,908

Net income per common share:
Basic - as reported	$.38

Basic - pro forma	$.38

Net income per common share:
Diluted - as reported	$.38

Diluted - pro forma	$.38

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. This statement also redefines ‘”restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on our financial position, results of operations or cash flows.

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

Note 3. Discontinued Operations

In the first quarter of 2006, we sold three shopping centers located in Texas, Arizona and Kansas. In 2005 we sold 13 retail properties and a vacant building, ten of which were located in Texas and one each in Louisiana, Mississippi and Arkansas. Also in 2005, we sold two industrial properties in Texas and one in Nevada. The operating results of these properties have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as well as any gains on the respective disposition during the first three months of 2006 and 2005. Revenues recorded in Operating Income From Discontinued Operations related to our 2006 and 2005 dispositions for the quarters ended March 31, 2006 and 2005, totaled $.6 million and $3.8 million, respectively. Included in the Consolidated Balance Sheet at December 31, 2005 was $22.6 million of Property and $6.6 million of Accumulated Depreciation related to properties sold in the first quarter of 2006.

The discontinued operations reported in 2006 and 2005 had no debt that was required to be repaid upon their disposition. In addition, we elected not to allocate other consolidated interest to discontinued operations since the interest savings to be realized from the proceeds of the sale of these operations was not material.

In March 2006 we sold a warehouse in Memphis Tennessee. Due to our significant continuing involvement with the property, the operating results of this property have not been reclassified and reported as discontinued operations in the Statement of Consolidated Income and Comprehensive Income.

Subsequent to the quarter end, we sold an industrial property located in Webster, Texas and classified a shopping center located Fort Worth, Texas as held for sale. Included in the Consolidated Balance Sheet at March 31, 2006 was $10.0 million of Property and $3.7 million of Accumulated Depreciation related to these properties.

Note 4. Derivatives and Hedging

We occasionally hedge the future cash flows of our debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions. At March 31, 2006, we had six interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $80.0 million that convert fixed interest payments at rates ranging from 4.2% to 6.8% to variable interest payments. We have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates. In December 2005 we entered into two forward-starting interest rate swaps, with notional amounts of $59.3 million each, to mitigate the risk of future increases in interest rates on forecasted issuances of long-term debt over a maximum period of two years. These contracts have been designated as cash flow hedges and expire in January 2008. We have determined that they are highly effective in offsetting future variable interest cash flows on anticipated long-term debt issuances.

Changes in the market value of fair value hedges, both in the market value of the derivative instrument and in the market value of the hedged item, are recorded in earnings each reporting period. For the quarter ending March 31, 2006 and 2005, these changes in fair market value offset with minimal impact to earnings. The derivative instruments at March 31, 2006 were reported at their fair values in Other Assets, net of accrued interest, of $2.0 million and as Other Liabilities, net of accrued interest, of $3.7 million.

As of March 31, 2006, the balance in Accumulated Other Comprehensive Loss relating to derivatives was $1.3 million. Within the next twelve months, we expect to amortize to interest expense approximately $.3 million of the balance in Accumulated Other Comprehensive Loss.

For the three months ended March 31, 2006, the interest rate swaps increased interest expense and decreased net income by $.05 million and increased the average interest rate of our debt by 0.01%. For the three months ended March 31, 2005, the interest rate swaps decreased interest expense and increased net income by $0.6 million and decreased the average interest rate of our debt by 0.1%. We could be exposed to credit losses in the event of nonperformance by the counter-party; however, management believes the likelihood of such nonperformance is remote.

Note 5. Debt

Our debt consists of the following (in thousands):

	March 31,	December 31,
	2006	2005

Debt payable to 2030 at 4.5% to 8.9%	$2,044,097	$2,049,470
Unsecured notes payable under revolving credit agreements	266,920	210,000
Obligations under capital leases	33,460	33,460
Industrial revenue bonds payable to 2015 at 3.2% to 5.8%	6,872	6,925

Total	$2,351,349	$2,299,855

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	March 31,	December 31,
	2006	2005

As to interest rate (including the effects of interest rate swaps):
Fixed-rate debt	$1,980,759	$1,986,059
Variable-rate debt	370,590	313,796

Total	$2,351,349	$2,299,855

As to collateralization:
Unsecured debt	$1,513,194	$1,457,805
Secured debt	838,155	842,050

Total	$2,351,349	$2,299,855

In February 2006 we amended and restated our $400 million unsecured revolving credit facility. The amended facility has an initial four-year term and provides a one-year extension option available at our request. Borrowing rates under this amended facility float at a margin over LIBOR, plus a facility fee. The borrowing margin and facility fee, which are currently 35 and 12.5 basis points, respectively, are priced off a grid that is tied to our senior unsecured credit ratings. This amended facility retains a competitive bid feature that allows us to request bids for amounts up to $200 million from each of the syndicate banks. Additionally, the amended facility contains an accordion feature, which allows us the ability to increase the facility up to $600 million.

At March 31, 2006, the balance outstanding under the $400 million revolving credit facility was $250 million at a variable interest rate of 5.1%. We also have an agreement for an unsecured and uncommitted overnight facility totaling $20 million with a bank that is used for cash management purposes. We had $16.9 million outstanding at March 31, 2006 under the $20 million credit facility at a variable interest rate of 5.3%. Letters of credit totaling $14.9 million were outstanding under the $400 million revolving credit facility at March 31, 2006 and December 31, 2005. The available balance under our revolving credit agreement was $118.2 million at March 31, 2006. During the first quarter of 2006 the maximum balance and weighted average balance outstanding under both the $400 million and the $20 million revolving credit facilities combined were $277.4 million and $216.8 million, respectively, at a weighted average interest rate of 4.7%.

In conjunction with acquisitions completed during the first quarter of 2006, we assumed no nonrecourse debt secured by the related properties. As of December 31, 2005, the balance of secured debt that was assumed in conjunction with the 2005 acquisitions was $134.0 million and had a weighted average interest rate of 7.5% and a weighted average remaining life of 10.6 years.

Scheduled principal payments on our debt (excluding $266.9 million due under our revolving credit agreements, $18.7 million of capital leases and $3.6 million market value of interest rate swaps) are due during the following years (in thousands):

2006	$37,594
2007	103,799
2008	261,311
2009	109,668
2010	114,292
2011	326,349
2012	299,931
2013	277,618
2014	330,715
2015	112,535
Thereafter	95,563

Various of our debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios and minimum net worth requirements. Management believes that we are in compliance with all restrictive covenants.

Note 6. Property

Our property consists of the following (in thousands):

	March 31,	December 31,
	2006	2005

Land	$761,399	$761,454
Land held for development	21,585	20,634
Land under development	33,784	16,895
Buildings and improvements	3,209,053	3,195,207
Construction in-progress	33,610	39,389
Total	$4,059,431	$4,033,579

Interest and ad valorem taxes capitalized to land under development or buildings under construction was $.8 million for both quarters ended March 31, 2006 and 2005.

Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations are included in our results of operations from the respective dates of acquisition. We have used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property among land, buildings on an "as if vacant" basis, and other identifiable intangibles. See Note 10, “Identified Intangible Assets and Liabilities,” for additional information.

During the first quarter of 2006, we completed the acquisition of an industrial property in Texas and purchased three tracts of land in Arizona, North Carolina and Texas for our new development program.

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

	March 31,	December 31,
	2006	2005

Combined Balance Sheets

Property	$465,226	$397,689
Accumulated depreciation	(32,746)	(32,032)
Property - net	432,480	365,657

Other assets	68,341	61,543

Total	$500,821	$427,200

Debt	$175,143	$136,182
Amounts payable to WRI	51,218	43,239
Other liabilities	9,047	12,081
Accumulated equity	265,413	235,698

Total	$500,821	$427,200

	Three Months Ended
	March 31,
	2006	2005

Combined Statements of Income

Revenues	$11,948	$8,486

Expenses:
Interest	3,332	1,987
Depreciation and amortization	2,799	2,030
Operating	1,556	1,122
Ad valorem taxes	1,207	1,137
General and administrative	121	109

Total	9,015	6,385

Gain on land and merchant development sales	555
Gain (loss) on sale of property	2,550	(2)

Net Income	$6,038	$2,099

Our investment in real estate joint ventures, as reported on the balance sheets, differs from our proportionate share of the joint ventures' underlying net assets due to basis differentials, which arose upon the transfer of assets from us to the joint ventures. This basis differential, which totaled $10.2 million and $10.3 million at March 31, 2006 and December 31, 2005, respectively, is depreciated over the useful lives of the related assets.

Fees earned by us for the management of these joint ventures totaled $.3 million and $.1 million for the quarters ended March 31, 2006 and 2005, respectively.

During the first quarter of 2006, we invested in a 25%-owned unconsolidated joint venture, which acquired two shopping centers. Fresh Market Shoppes is located in Hilton Head, South Carolina and the Shoppes at Paradise Isle is located in Destin, Florida. A newly formed 50%-owned joint venture commenced construction on a retail center in Mission, Texas, and a 61%-owned joint venture sold a shopping center located in Crosby, Texas. Our share of the sales proceeds totaled $2.8 million and generated a gain of $1.5 million. Associated with our land and merchant development activities, a parcel of land in Houston, Texas was sold in a 75%-owned joint venture, of which our share of the gain totaled $.4 million.

Subsequent to quarter-end, a shopping center in a 72%-owned unconsolidated joint venture was sold.

During the first quarter of 2005, we acquired our joint venture partners' interest in one of our existing shopping centers located in Texas, and a 50%-owned unconsolidated joint venture acquired an interest in a retail property located in McAllen, Texas, which will be redeveloped.

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

The shopping center segment is engaged in the acquisition, development and management of real estate, primarily neighborhood and community shopping centers, located in Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Maine, Missouri, Nevada, New Mexico, North Carolina, Oklahoma, South Carolina, Tennessee, Texas, Utah and Washington. The customer base includes supermarkets, discount retailers, drugstores and other retailers who generally sell basic necessity-type commodities. The industrial segment is engaged in the acquisition, development and management of bulk warehouses and office/service centers. Its properties are currently located in California, Florida, Georgia, Tennessee and Texas, and the customer base is diverse. Included in "Other" are corporate-related items, insignificant operations and costs that are not allocated to the reportable segments.

Information concerning our reportable segments is as follows (in thousands):

	Shopping Center	Industrial	Other	Total

Three Months Ended March 31, 2006:
Revenues	$125,986	$14,569	$374	$140,929
Net operating income	93,549	10,509	356	104,414
Equity in earnings of joint ventures, net	4,023	(4)	47	4,066
Investment in real estate joint ventures	91,917	464	2,219	94,600
Total assets	3,017,936	376,692	387,640	3,782,268

Three Months Ended March 31, 2005:
Revenues	$117,026	$11,656	$872	$129,554
Net operating income	86,173	8,375	549	95,097
Equity in earnings of joint ventures, net	1,233	22	19	1,274
Investment in real estate joint ventures	46,769	528	1,305	48,602
Total assets	2,910,361	294,713	274,829	3,479,903

Net operating income reconciles to Income from Continuing Operations as shown on the Statements of Consolidated Income and Comprehensive Income as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Total segment net operating income	$104,414	$95,097
Depreciation and amortization	(32,542)	(29,493)
General and administrative	(5,355)	(4,247)
Interest expense	(34,437)	(31,036)
Interest income	1,467	319
Equity in earnings of joint ventures, net	4,066	1,274
Income allocated to minority interests	(1,657)	(1,400)
Gain (loss) on sale of properties	90	(27)
Gain on land and merchant development sales	1,676
Provision for income taxes	(519)
Income from Continuing Operations	$37,203	$30,487

Note 9. Employee Benefit Plans

WRI sponsors a noncontributory qualified retirement plan and a separate and independent nonqualified supplemental retirement plan for officers of WRI. The components of net periodic benefit costs for both plans are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Service cost	$772	$376
Interest cost	565	302
Expected return on plan assets	(346)	(209)
Prior service cost	(32)	(22)
Recognized loss	102	28

Total	$1,061	$475

We contributed $1.5 million to the qualified retirement plan during the first quarter of 2006 and $1.7 million in the second quarter of 2005. Also, we contributed $1.5 million in the first quarter of 2006 and $.5 million in the second quarter of 2006 to the supplemental retirement plan. During the first quarter of 2005 we contributed $1.4 million to this plan. We do not expect to make any additional contributions to both plans in 2006.

We have a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the Internal Revenue Service. We match employee contributions at the rate of $.50 per $1.00 for the first 6% of the employee's salary. The employees vest in the employer contributions ratably over a six-year period. Compensation expense related to the plan was $.2 million for both the three months ended March 31, 2006 and 2005.

We have an Employee Share Purchase Plan under which .6 million of our common shares have been authorized. These shares, as well as common shares purchased by us on the open market, are made available for sale to employees at a discount of 15%. Purchases are limited to 10% of an employee’s regular salary. Shares purchased by the employee under the plan are restricted from being sold for two years from the date of purchase or until termination of employment. During the first quarter of 2006 and 2005, a total of 5,825 shares and 7,518 shares, respectively, were purchased for the employees at a per share price of $34.15 and $29.33, respectively.

We also have a deferred compensation plan for eligible employees allowing them to defer portions of their current cash salary or share-based compensation. Deferred amounts are deposited in a grantor trust, which are included in Other Assets, and are reported as compensation expense in the year service is rendered. Cash deferrals are invested based on the employee’s investment selections from a mix of assets based on a “Broad Market Diversification” model. Deferred share-based compensation can not be diversified, and distributions from this plan are made in the same form as the original deferral.

Note 10. Identified Intangible Assets and Liabilities

Identified intangible assets and liabilities associated with our property acquisitions were as follows (in thousands):

	March 31,	December 31,
	2006	2005

Identified Intangible Assets:
Above-Market Leases (included in Other Assets)	$12,838	$12,838
Above-Market Leases - Accumulated Amortization	(3,867)	(3,393)
Lease Origination Costs (incl. in Unamortized Debt and Lease Cost)	43,845	42,772
Lease Origination Costs - Accumulated Amortization	(12,450)	(10,822)

	$40,366	$41,395

Identified Intangible Liabilities (included in Other Liabilities):
Below-Market Leases	$17,012	$17,012
Below-Market Leases - Accumulated Amortization	(4,374)	(3,735)
Out-of-Market Assumed Mortgages	60,792	60,792
Out-of-Market Assumed Mortgages - Accumulated Amortization	(13,969)	(12,143)

	$59,461	$61,926

These identified intangible assets and liabilities are amortized over the terms of the acquired leases or the remaining lives of the assumed mortgages.

The net amortization of above-market and below-market leases increased Revenues-Rentals by $.2 million for the quarter ended March 31, 2006, but decreased Revenues-Rentals by $.02 million for the quarter ended March 31, 2005. The estimated net amortization of these intangible assets and liabilities for each of the next five years is as follows (in thousands):

2007	$401
2008	247
2009	383
2010	148
2011	162

The amortization of lease origination costs, which is recorded in Depreciation and Amortization was $1.8 million and $1.3 million for the quarters ended March 31, 2006 and 2005, respectively. The estimated amortization of this intangible asset for each of the next five years is as follows (in thousands):

2007	$5,686
2008	4,480
2009	3,680
2010	3,034
2011	2,424

The amortization of out-of-market assumed mortgages decreased Interest Expense by $1.8 million and $1.5 million for the quarters ended March 31, 2006 and 2005, respectively. The estimated amortization of this intangible liability for each of the next five years is as follows (in thousands):

2007	$7,224
2008	6,154
2009	4,758
2010	4,070
2011	2,907

Note 11. Income Taxes

We have elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income we distribute to our shareholders. To retain our REIT status, we must satisfy a number of requirements that include meeting defined percentage tests concerning the amount of our assets and revenues attributable to our real estate operations. As long as we distribute at least 90% of the taxable income of the REIT to our shareholders as dividends, we will not be taxed on the portion of our income distributed unless we have prohibited transactions.

The Tax Relief Extension Act of 1999 gives REITs the ability to conduct activities that were previously disallowed as long as they are done in entities that elect to be treated as taxable REIT subsidiaries under the Internal Revenue Code. These activities include buying or developing properties with the express purpose of selling them.

During the first quarter of 2006, we recorded a provision for federal income taxes of $.5 million in our taxable REIT subsidiaries.

Note 12. Commitments and Contingencies

We participate in seven ventures structured as DownREIT partnerships that have properties in Arkansas, California, Georgia, North Carolina, Texas and Utah. As general partner we have operating and financial control over these ventures and consolidate their operations in our consolidated financial statements. These ventures allow the outside limited partners to put their interest to the partnership for our common shares of beneficial interest or an equivalent amount in cash. We may acquire any limited partnership interests that are put to the partnership and we have the option to redeem the interest in cash or a fixed number of our common shares at our discretion. In the first quarter of 2006 and 2005, we issued common shares of beneficial interest valued at $2.2 million and $.05 million in exchange for certain of these limited partnership interests.

We expect to invest approximately $57.7 million in 2006 and $138.8 million in 2007 to complete construction of thirteen properties under various stages of development. As of March 31, 2006, we expect to invest $58.1 million towards the acquisition of operating properties.

We are subject to numerous federal, state and local environmental laws, ordinances and regulations in the areas where we own or operate properties. We are not aware of any environmental contamination, which may have been caused by us or any of our tenants, that would have a material effect on our financial position, results of operation or cash flows.

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

During the first quarter of 2006, our board of trust managers authorized up to $100 million for the purchase of outstanding common shares of beneficial interest in 2006. Share repurchases may be made in the open market or in privately negotiated transactions. During the first quarter of 2006, there were no repurchases made.

Note 13. Share Options and Awards

In 1988 we adopted a Share Option Plan that provided for the issuance of options and share awards up to a maximum of 1.6 million common shares. This plan expired in December 1997, but some awards made pursuant to it remain outstanding as of March 31, 2006.

In 1992 we adopted the Employee Share Option Plan that grants 100 share options to every employee, excluding officers, upon completion of each five-year interval of service. This plan expires in 2012 and provides options for a maximum of 225,000 common shares. Options granted under this plan are exercisable immediately.

In 1993 we adopted the Incentive Share Option Plan that provided for the issuance of up to 3.9 million common shares, either in the form of restricted shares or share options. This plan expired in 2002, but some awards made pursuant to it remain outstanding as of March 31, 2006. The share options granted to nonofficers vest over a three-year period beginning after the grant date, and for officers vest over a seven-year period beginning two years after the grant date. Restricted shares under this plan have multiple vesting periods. Prior to 2000, restricted shares generally vested over a ten-year period. Effective in 2000, the vesting period became five years. In addition, the vesting period for these restricted shares can be accelerated based on appreciation in the market share price. All restricted shares related to this plan vested prior to 2005.

In 2001 we adopted the Long-term Incentive Plan for the issuance of options and share awards. In May 2006 the maximum number of common shares issuable under this plan was increased up to 4.8 million common shares of beneficial interest, of which 3.2 million is available for the future grant of options or awards at March 31, 2006. This plan expires in 2011. The share options granted to nonofficers vest over a three-year period beginning after the grant date, and share options and restricted shares for officers vest over a five-year period after the grant date. Restricted shares granted to trust managers vest immediately.

Our Employee Share Option Plan and the Long-term Incentive Plan provide for the granting of share options to employees at an exercise price equal to the quoted fair market value of our common shares on the date of grant and expire upon termination of employment or ten years from the date of grant. In the Long-term Incentive Plan restricted shares for officers and trust managers are granted at no exercise price. Our policy is to recognize compensation expense for equity awards ratably over the vesting period. For the three months ended March 31, 2006 and 2005, compensation expense associated with share options and restricted shares totaled $1.0 million and $.3 million, of which $.2 million and $.1 million was capitalized, respectively.

The fair value of share options and restricted shares is estimated on the date of grant using the Black-Scholes option pricing method based on the expected weighted average assumptions in the following table. The dividend yield is an average of the historical yields at each record date over the estimated expected life. We estimate volatility using our historical volatility data for a period of ten years, and the expected life is based on historical data from an option valuation model of employee exercises and terminations. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value and weighted average assumptions are as follows:

Three Months Ended
March 31,
2006

Fair value per share	$3.22
Dividend yield	6.3%
Expected volatility	16.8%
Expected life (in years)	6.7
Risk-free interest rate	4.4%

Following is a summary of the option activity for the three months ended March 31, 2006:

	Shares	Weighted
	Under	Average
	Option	Exercise Price
Outstanding, January 1, 2006	3,179,646	$27.47
Granted	2,000	39.97
Forfeited or expired	(15,159)	35.15
Exercised	(319,581)	20.91
Outstanding, March 31, 2006	2,846,906	$24.07

The total intrinsic value of options exercised during the first quarter of 2006 and 2005 was $6.1 million and $1.4 million, respectively. As of March 31, 2006, there was approximately $3.9 million of total unrecognized compensation cost related to nonvested share options, which is expected to be amortized over a weighted average of 3.1 years. During the first quarter of 2005, no share options or awards were granted.

The following table summarizes information about share options outstanding and exercisable at March 31, 2006:

	Outstanding				Exercisable
		Weighted
		Average	Weighted	Aggregate		Weighted	Aggregate
		Remaining	Average	Intrinsic		Average	Intrinsic
Range of		Contractual	Exercise	Value		Exercise	Value
Exercise Prices	Number	Life	Price	(000’s)	Number	Price	(000’s)

$16.89 - $24.58	1,483,379	5.32 years	$21.49		778,574	$20.69

$24.59 - $30.09	472,887	7.40 years	$29.95		227,091	$29.79

$30.10 - $39.75	890,640	9.26 years	$38.36		84,801	$39.75

Total	2,846,906	6.90 years	$28.17	35,814	1,090,466	$24.07	18,189

A summary of the status of nonvested restricted shares for the three months ended March 31, 2006 is as follows:

	Nonvested	Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2006	142,277	$36.32
Granted	-	-
Vested	-	-
Forfeited	(3,041)	36.24
Outstanding, March 31, 2006	139,236	$36.32

As of March 31, 2006, there was approximately $4.8 million of total unrecognized compensation cost related to nonvested restricted shares, which is expected to be amortized over a weighted average of 3.9 years.

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

Executive Overview

Weingarten Realty Investors is a real estate investment trust (“REIT”) that has been in the business of owning and developing shopping centers and other commercial real estate since 1948. We are focused on delivering solid returns to our shareholders by actively developing, acquiring and intensively managing properties in 21 states generally spanning the southern portion of the United States from coast to coast. Our portfolio of properties includes neighborhood and community shopping centers and industrial properties aggregating over 48.6 million square feet. We have a diversified tenant base with our largest tenant comprising 3% of total rental revenues during the first quarter of 2006.

We focus on increasing Funds from Operations and growing dividend payments to our common shareholders. We do this through hands-on leasing, management and selected redevelopment of the existing portfolio of properties, through disciplined growth from selective acquisitions and new developments, and through the disposition of assets that no longer meet our ownership criteria. We do this while remaining committed to maintaining a conservative balance sheet, a well-staggered debt maturity schedule and strong credit agency ratings.

We continue to maintain a strong, conservative capital structure, which provides ready access to a variety of attractive capital sources. We carefully balance obtaining low cost financing with minimizing exposure to interest rate movements and matching long-term liabilities with the long-term assets acquired or developed.

At March 31, 2006, we owned or operated under long-term leases, either directly or through our interest in joint ventures or partnerships, a total of 350 income-producing properties and nine properties that are in various stages of development. Our properties include 294 shopping centers and 65 industrial properties. We have approximately 6,900 leases and approximately 5,200 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including ad valorem taxes, and additional rent payments based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.

In assessing the performance of our properties, management carefully tracks the occupancy of the portfolio. Occupancy for the total portfolio was 94.4% at March 31, 2006 compared to 93.9% at March 31, 2005. Another important indicator of performance is the spread in rental rates on a same-space basis as we complete new leases and renew existing leases. We completed 293 new leases or renewals in the first quarter of 2006 totaling 1.8 million square feet; increasing rental rates an average of 9.5% on a cash basis.

To grow through acquisitions and new developments, management closely monitors movements in returns in relation to our blended weighted average cost of capital, the amount of product in the acquisition and new development pipelines and the geographic areas in which opportunities are present. During the first quarter of 2006, we acquired one industrial property and invested in a 25%-owned joint venture, which acquired two shopping centers, for a total investment of $38.3 million.

In February 2006 we acquired McGraw Hill Distribution Center, a single-tenant distribution warehouse located in DeSoto, Texas, which added 418,000 square feet to our portfolio.

In March 2006 Fresh Market Shoppes and Shoppes at Paradise Isle were acquired through a 25%-owned unconsolidated joint venture. Fresh Market Shoppes is an 87,000 square foot shopping center, which is located in Hilton Head, South Carolina, and represents our first property in this state. The Fresh Market and Bonefish Grill anchor this specialty retail center. The Shoppes at Paradise Isle is a 172,000 square foot shopping center located in Destin, Florida. Best Buy, Linens-N-Things, PetsMart and Office Depot anchor this property.

Our new development program includes twelve retail projects and one apartment complex in various stages of development at March 31, 2006. These projects, upon completion, will represent an investment of $197 million from us and add 1.5 million square feet to our portfolio out of an aggregate total of $267 million and 3.5 million square feet. The retail projects are anchored by market-dominant supermarkets or national discount department stores and are slated to open during the remainder of 2006 and into 2007. Our new development program also includes a merchant developer component where we will build, lease and then sell the developed real estate.

Subsequent to quarter-end, we acquired Valley Shopping Center located in Sacramento, California. This 90,000 square foot shopping center is anchored by Raley’s. Although the acquisition market remains challenging, we have over $600 million of potential acquisitions in various stages of due diligence. We also have approximately $350 million to $400 million of new development projects in our pipeline in various planning and pre-construction phases. These potential acquisitions are still subject to a stringent due diligence process and, therefore, there is no assurance that any or all will be purchased. Changes in interest rates and the capitalization rates inherent in the pricing of acquisitions could affect our external growth prospects.

Continuing our strategy of selling assets that no longer meet our ownership criteria, we sold three shopping centers and a warehouse building totaling 489,000 square feet during the first quarter of 2006. These properties were located in Arizona, Kansas, Tennessee, and Texas. Sales proceeds from these dispositions totaled $35 million and generated gains of $17.1 million. Also sold during the quarter was a shopping center in an unconsolidated joint venture, of which our share of the sales proceeds totaled $2.8 million and generated a gain of $1.5 million.

Subsequent to quarter end, a shopping center in an unconsolidated joint venture and an industrial property were sold. We are committed to an accelerated disposition plan for non-core properties. We will be selling properties in smaller markets where we have a minimal investment or markets with slower growth rates, which are often the markets that have low barriers to entry. We plan to sell $250 million to $350 million of non-core assets in 2006, which will allow us to recycle capital and reduce our need to raise new equity.

We also expect to see continued improvement in the performance of the existing portfolio through further increases in occupancy and increases in rental rates as leases come up for renewal. Any deterioration in the economy could alter these expectations.

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

Revenue Recognition
Rental revenue is generally recognized on a straight-line basis over the life of the lease, which begins the date the leasehold improvements are substantially complete, if owned by us, or the date the tenant takes control of the space, if the leasehold improvements are owned by the tenant. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recorded. Revenue based on a percentage of tenants' sales is recognized only after the tenant exceeds their sales breakpoint.

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

Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations of an acquired property are included in our results of operations from the respective dates of acquisition. We have used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property among land, buildings on an "as if vacant" basis, and other identifiable intangibles. Other identifiable intangible assets and liabilities include the effect of out-of-market leases, the value of having leases in place, out-of-market assumed mortgages and tenant relationships.

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

Our properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property. Such carrying amount is adjusted, if necessary, to the estimated fair value to reflect an impairment in the value of the asset.

Some of our properties are held in single purpose entities. A single purpose entity is a legal entity typically established at the request of a lender solely for the purpose of owning a property or group of properties subject to a mortgage. There may be restrictions limiting the entity’s ability to engage in an activity other than owning or operating the property, assume or guaranty the debt of any other entity, or dissolve itself or declare bankruptcy before the debt has been repaid. Most of our single purpose entities are 100% owned by us and are consolidated in our financial statements.

Interest Capitalization
Interest is capitalized on land under development and buildings under construction based on rates applicable to borrowings outstanding during the period and the weighted average balance of qualified assets under development/construction during the period.

Deferred Charges
Debt and lease costs are amortized primarily on a straight-line basis, which approximates the effective interest method, over the terms of the debt and over the lives of leases, respectively. Lease costs represent the initial direct costs incurred in origination, negotiation and processing of a lease agreement. Such costs include outside broker commissions and other independent third party costs as well as salaries and benefits, travel and other related internal costs incurred in executing the leases. Costs related to supervision, administration, unsuccessful origination efforts and other activities not directly related to executed lease agreements are charged to expense as incurred.

Sales of Real Estate
We recognize profit on sales of real estate in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” Profits from real estate sales are not recognized until (a) a sale is consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay; (c) the seller’s receivable is not subject to future subordination; and (d) we have transferred to the buyer the usual risks and rewards of ownership in the transaction, and we do not have a substantial continuing involvement with the property.

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

Income Taxes
We have elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income we distribute to our shareholders. To be taxed as a REIT we must meet a number of requirements including meeting defined percentage tests concerning the amount of our assets and revenues that come from, or are attributable to, real estate operations. As long as we distribute at least 90% of the taxable income of the REIT to our shareholders as dividends, we will not be taxed on the portion of our income we distribute as dividends unless we have ineligible transactions.

The Tax Relief Extension Act of 1999 gave REITs the ability to conduct activities which a REIT was previously precluded from doing as long as they are done in entities which have elected to be treated as taxable REIT subsidiaries under the IRS code. These activities include buying or developing properties with the express purpose of selling them.

Income taxes are recorded as appropriate. Deferred taxes are recorded as required under SFAS No. 109, “Accounting for Income Taxes.”

Results of Operations
Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

Revenues
Total revenues were $140.9 million in the first quarter of 2006 versus $129.6 million in the first quarter of 2005, an increase of $11.3 million or 8.7%. This increase resulted primarily from the increase in rental revenues of $10.0 million. Property acquisitions and new development activity contributed $8.4 million of the rental income increase with the remainder of $3.1 million resulting from 293 renewals and new leases, comprising 1.8 million square feet at an average rental rate increase of 9.5%. Offsetting these rental income increases was a decrease of $1.5 million, which resulted from the sale of an 80% interest in two retail centers in Louisiana.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	March 31,
	2006	2005

Shopping Centers	94.9%	95.1%
Industrial	92.9%	89.5%
Total	94.4%	93.9%

Other income was $2.2 million in the first quarter of 2006 versus $.8 million in the first quarter of 2005, an increase of $1.4 million or 175%. This increase was due primarily to an increase in lease cancellation payments from various tenants.

Expenses
Total expenses for the first quarter of 2006 were $74.4 million versus $68.2 million in the first quarter of 2005, an increase of $6.2 million or 9.1%.

The increases in 2006 for depreciation and amortization expense ($3.0 million), operating expenses ($.9 million) and ad valorem taxes ($1.1 million) were primarily a result of the properties acquired and developed during the year. Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues were 26% in 2006 and 27% in 2005.

General and administrative expenses were $5.4 million for the first quarter of 2006 versus $4.2 million in the first quarter of 2005, an increase of $1.2 million or 28.6%. This increase resulted primarily from normal compensation increases as well as increases in staffing necessitated by growth in the portfolio. Also, an additional $.5 million of compensation expense was realized in the first quarter of 2006 due to the adoption of SFAS No. 123(R), “Share-Based Payment.” General and administrative expense as a percentage of rental revenues was 4% in 2006 and 3% in 2005.

Interest Expense
Interest expense totaled $34.4 million for the first quarter of 2006, up $3.4 million or 11.0% from the first quarter of 2005. The components of interest expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Gross interest expense	$37,072	$33,229
Over-market mortgage adjustment of acquired properties	(1,826)	(1,493)
Capitalized interest	(809)	(700)

Total	$34,437	$31,036

Gross interest expense totaled $37.1 million in the first quarter of 2006, up $3.9 million or 11.7% from the first quarter of 2005. The increase in gross interest expense was due to an increase in the average debt outstanding from $2.1 billion in 2005 to $2.3 billion in 2006 at a weighted average interest rate of 6.1% for both periods. The increase in the over-market mortgage adjustment of $.3 million resulted from our property acquisitions, and capitalized interest increased $.1 million due to an increase in new development activity.

Interest and Other Income
Interest and other income was $1.5 million in the first quarter of 2006 versus $.3 million in the first quarter of 2005, an increase of $1.2 million or 400%. This increase was attributable primarily to interest earned and gains or losses associated with a qualified escrow account for the purposes of completing like-kind exchanges, construction loans advanced for new development activities and assets held in a grantor trust related to our deferred compensation plan.

Equity in Earnings of Joint Ventures
Our equity in earnings of joint ventures was $4.1 million in the first quarter of 2006 versus $1.3 million in the first quarter of 2005, an increase of $2.8 million or 215%. This increase was attributable primarily to our share of the gain generated from the disposition of a shopping center in Crosby, Texas totaling $1.5 million and a gain of $.4 million associated with our land and merchant development activities in Houston, Texas. Also, contributing to the increase is the incremental income from our investments in newly formed joint ventures in 2005 and 2006 for the acquisition and development of retail properties.

Income Allocated to Minority Interests
Income allocated to minority interests was $1.7 million in the first quarter of 2006 versus $1.4 million in the first quarter of 2005, an increase of $.3 million or 21.4%. This increase resulted primarily from the acquisition of three retail properties during 2005 through a limited partnership utilizing the DownREIT structure. This limited partnership is consolidated in our consolidated financial statements because we exercise financial and operating control.

Gain on Land and Merchant Development Sales
Gain on land and merchant development sales of $1.7 million for the first quarter of 2006 represents the gain from the sale of an unimproved land tract in Phoenix, Arizona. Associated with this transaction, we have recorded a $.5 million tax provision.

Income from Discontinued Operations
Income from discontinued operations was $17.4 million in the first quarter of 2006 versus $6.1 million in the first quarter of 2005, an increase of $11.3 million or 185%. This increase was due primarily to the disposition of three properties totaling 456,000 square feet that provided sales proceeds of $35 million and generated gains of $17 million. The 2005 caption includes the operating results of properties disposed in 2006 and 2005 as well as the gain from the disposition of four properties during the first quarter of 2005, which provided sales proceeds of $11.6 million and generated gains of $4.1 million.

Capital Resources and Liquidity

Our primary liquidity needs are payment of our common and preferred dividends, maintaining and operating our existing properties, payment of our debt service costs, and funding planned growth. We anticipate that cash flows from operating activities will continue to provide adequate capital for all common and preferred dividend payments and debt service costs, as well as the capital necessary to maintain and operate our existing properties. Our primary source of capital for funding acquisitions and new development is our $400 million revolving credit facility, cash generated from sales of properties that no longer meet our investment criteria and cash flow generated by our operating properties. Amounts outstanding under the revolving credit agreement are retired as needed with proceeds from the issuance of long-term unsecured debt, common and preferred equity, cash generated from dispositions of properties, and cash flow generated by our operating properties. As of March 31, 2006, the balance outstanding on our $400 million revolving credit facility was $250.0 million, and $16.9 million was outstanding under the $20 million credit facility used for cash management purposes.

Our capital structure also includes nonrecourse secured debt that we assume in conjunction with some of our acquisitions. We also have nonrecourse debt secured by acquired or developed properties that is held in several of our joint ventures. We hedge the future cash flows of certain debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions. We generally have the right to sell or otherwise dispose of our assets except in certain cases where we are required to obtain a third party consent, such as assets held in entities in which we have less than 100% ownership.

Investing Activities:

Acquisitions
In the first quarter of 2006, we purchased an industrial property and invested in a 25%-owned joint venture, which acquired two shopping centers. Our share of these acquisitions totaled 483,000 square feet with a combined investment of $38.3 million. The cash requirements for these acquisitions were initially financed either under our revolving credit facilities, using available cash generated from dispositions of properties or cash flow generated by our operating properties.

In February 2006 we acquired the McGraw Hill Distribution Center, a single tenant warehouse located at in DeSoto, Texas.

In March 2006 we acquired Fresh Market Shoppes Shopping Center, an 87,000 square foot shopping center, which is located in Hilton Head, South Carolina. Fresh Market and Bonefish Grill anchor this specialty retail center. We also acquired The Shoppes at Paradise Isle, a 172,000 shopping center located in Destin, Florida. Best Buy, Linens-N-Things, PetsMart and Office Depot anchor this property. Both of these shopping centers were acquired through a 25%-owned unconsolidated joint venture.

Subsequent to quarter-end, we acquired a 98,000 square feet retail center. Valley Shopping Center is located in Sacramento, California and is anchored by Raley’s Supermarket.

Dispositions
In the first quarter of 2006, three shopping centers located in Arizona, Kansas and Texas were sold. In addition, we sold an industrial warehouse in Tennessee. Sales proceeds from these dispositions totaled $35 million and generated gains of $17.1 million. Also, an unconsolidated joint venture, in which we own 61%, sold a shopping center located in Texas. Our share of the sales proceeds totaled $2.8 million and generated a gain of $1.5 million.

Subsequent to quarter-end, a shopping center in a 72%-owned unconsolidated joint venture and an industrial property were sold.

New Development and Capital Expenditures
We have 12 retail projects and one apartment complex in various stages of development. These projects, upon completion, will represent a total investment of $267 million, of which our share is $197 million, and add 1.5 million square feet to the portfolio. We expect to invest an additional $58 million in these projects in 2006, and they are slated to open during the remainder of 2006 and into 2007. Our new development projects were initially financed through our revolving credit facilities, cash generated from disposed properties or cash generated by our operating properties.

Capital expenditures for additions to the existing portfolio, acquisitions, new development and investments in unconsolidated joint ventures totaled $74.2 million and $75.7 million for the first quarter of 2006 and 2005, respectively.

Financing Activities:

Debt
Total debt outstanding increased to $2.4 billion at March 31, 2006 from $2.3 billion at December 31, 2005, due primarily to funding of acquisitions and new development activity. Total debt at March 31, 2006 includes $2.0 billion of which interest rates are fixed and $370.6 million, which bears interest at variable rates, including the effect of $80.0 million of interest rate swaps. Additionally, debt totaling $838.2 million was secured by operating properties while the remaining $1.5 billion was unsecured.

In February 2006 we amended and restated our $400 million unsecured revolving credit facility held by a syndicate of banks. This amended facility has an initial four-year term and provides a one-year extension option available at our request. Borrowing rates under this facility float at a margin over LIBOR, plus a facility fee. The borrowing margin and facility fee, which are currently 35 and 12.5 basis points, respectively, are priced off a grid that is tied to our senior unsecured credit. Under this facility, we are allowed to request bids for borrowings up to $200 million from the syndicate banks. Additionally, the facility contains an accordion feature, which allows us to increase the facility amount up to $600 million. As of May 3, 2006, the balance outstanding on this facility was $200 million all under the competitive bid provision at 18 basis points over LIBOR. We also maintain a $20 million unsecured and uncommitted overnight facility that is used for cash management purposes, of which $7.9 million was outstanding at May 3, 2006. The available balance under our $400 million unsecured revolving credit facility was $177.2 million at May 3, 2006, and we are in full compliance with the covenants of this facility.

At March 31, 2006, we had six interest rate swap contracts with an aggregate notional amount of $80.0 million that convert fixed rate interest payments at rates ranging from 4.2% to 6.8% to variable interest payments.

In December 2005 we entered into two forward-starting interest rate swaps, with a notional amount of $59.3 million each, to mitigate the risk of increasing interest rates on forecasted long-term debt issuances over a maximum period of two years. These contracts have been designated as cash flow hedges.

For the three months ended March 31, 2006, the interest rate swaps increased interest expense and decreased net income by $.05 million and increased the average interest rate of our debt by 0.01%. For the three months ended March 31, 2005, the interest rate swaps decreased interest expense and increased net income by $0.6 million and decreased the average interest rate of our debt by 0.1%. We could be exposed to credit losses in the event of nonperformance by the counter-party; however, management believes the likelihood of such nonperformance is remote.

In conjunction with acquisitions completed during the first quarter of 2006, we did not assume any nonrecourse debt secured by the related property. During the first quarter of 2005, we assumed $38.3 million of nonrecourse debt secured by the related properties.

Equity
Common and preferred dividends increased to $44.2 million in the first quarter of 2006, compared to $41.7 million for the first quarter of 2005. The dividend rate for the common shares for the first quarter of 2006 was $0.465 compared to $0.44 for the same period in 2005. Our dividend payout ratio on common equity for 2006 and 2005 approximated 64.2% and 66.3%, respectively, based on funds from operations for the applicable period.

During the first quarter of 2006, our board of trust managers authorized up to $100 million for the purchase of outstanding common shares of beneficial interest in 2006. Share repurchases may be made in the open market or in privately negotiated transactions. During the first quarter of 2006, there were no repurchases made.

In September 2004 the SEC declared effective two additional shelf registration statements totaling $1.55 billion, all of which was available as of May 3, 2006. In addition, we have $160.4 million available as of May 3, 2006 under our $1 billion shelf registration statement, which became effective in April 2003. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

Contractual Obligations

The following table summarizes our principal contractual obligations as of March 31, 2006 (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total

Mortgages and Notes Payable:(1)
Unsecured Debt	$348,636	$149,764	$127,349	$94,471	$110,759	$1,161,702	$1,992,681
Secured Debt	52,254	82,149	244,605	115,328	96,176	554,439	1,144,951

Ground Lease Payments	1,238	1,513	1,378	1,324	1,271	27,588	34,312

Obligations to Acquire Projects	58,148						58,148

Obligations to Develop Projects	57,682	138,819					196,501

Total Contractual Obligations	$517,958	$372,245	$373,332	$211,123	$208,206	$1,743,729	$3,426,593

(1) Includes principal and interest with interest on variable-rate debt calculated using rates at March 31, 2006.

As of March 31, 2006 and December 31, 2005, we did not have any off-balance sheet arrangements that would materially affect our liquidity or availability of, or requirement for, our capital resources.

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

Funds from operations is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Net income available to common shareholders	$52,084	$34,037
Depreciation and amortization	30,458	28,312
Depreciation and amortization of unconsolidated joint ventures	1,018	904
Gain on sale of properties	(17,142)	(4,091)
(Gain) loss on sale of properties of unconsolidated joint ventures	(1,557)	1
Funds from operations	64,861	59,163
Funds from operations attributable to operating partnership units	2,372	2,072
Funds from operations assuming conversion of OP units	$67,233	$61,235

Weighted average shares outstanding - basic	89,515	89,122
Effect of dilutive securities:
Share options and awards	850	966
Operating partnership units	3,151	3,004
Weighted average shares outstanding - diluted	93,516	93,092

Newly Adopted Accounting Pronouncements

In December 2004 the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. This accounting standard focuses primarily on equity transactions with employees. On January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective application method and, accordingly, prior period amounts have not been restated. Through December 31, 2005, we recorded compensation expense over the vesting period on awards granted since January 1, 2003. Compensation expense was not recorded on awards granted prior to January 1, 2003, but its pro forma impact on net income was disclosed. Under SFAS No. 123(R), we will also record compensation expense on any unvested awards granted prior to January 1, 2003 during the remaining vesting periods.

Based upon our current estimates, we expect the impact in 2006 of the adoption of SFAS No. 123(R) to be an additional expense of approximately $2.1 million. For the three months ended March 31, 2006, the incremental impact decreased both Income from Continuing Operations and Net Income by $.5 million and decreased both Net Income per Common Share - Basic and Net Income per Common Share - Diluted by $.01.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. This statement also redefines ‘”restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on our financial position, results of operations or cash flows.

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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose us to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At March 31, 2006, we had fixed-rate debt of $2.0 billion and variable-rate debt of $370.6 million, after adjusting for the net effect of $80.0 million notional amount of interest rate swaps. At March 31, 2005, we had fixed-rate debt of $1.9 billion and variable-rate debt of $250.8 million, after adjusting for the net effect of $132.5 million notional amount of interest rate swaps.

ITEM 4. Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2006. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2006.

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

We are not presently involved in any litigation, nor to our knowledge is any litigation threatened against us or our subsidiaries, which in management’s opinion, would result in any material adverse effect on our ownership, management or operation of properties, not covered by liability insurance.

Item 1A. Risk Factors

There were no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults in Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

(a)		Exhibits:
3.1	—	Restated Declaration of Trust (filed as Exhibit 3.1 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.2	—	Amendment of the Restated Declaration of Trust (filed as Exhibit 3.2 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.3	—	Second Amendment of the Restated Declaration of Trust (filed as Exhibit 3.3 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.4	—	Third Amendment of the Restated Declaration of Trust (filed as Exhibit 3.4 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.5	—
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
The Savings and Investment Plan for Employees of Weingarten Realty Investors dated December 17, 2003 (filed as Exhibit 10.34 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.3†	—	The Savings and Investment Plan for Employees of WRI, as amended (filed as Exhibit 4.1 to WRI's Registration Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).
10.4†	—
First Amendment to the Savings and Investment Plan for Employees of Weingarten Realty Investors dated August 1, 2005 (filed as Exhibit 10.25 on WRI’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.5†	—
The Fifth Amendment to Savings and Investment Plan for Employees of WRI (filed as Exhibit 4.1.1 to WRI's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).

10.6†	—
Mandatory Distribution Amendment for the Savings and Investment Plan for Employees of Weingarten Realty Investors dated August 1, 2005 (filed as Exhibit 10.26 on WRI’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.7†	—	The 1993 Incentive Share Plan of WRI (filed as Exhibit 4.1 to WRI's Registration Statement on Form S-8 (No. 33-52473) and incorporated herein by reference).
10.8†	—	1999 WRI Employee Share Purchase Plan (filed as Exhibit 10.6 to WRI's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.9†	—	2001 Long Term Incentive Plan (filed as Exhibit 10.7 to WRI's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.10	—
Master Promissory Note in the amount of $20,000,000 between WRI, as payee, and Chase Bank of Texas, National Association (formerly, Texas Commerce Bank National Association), as maker, effective December 30, 1998 (filed as Exhibit 4.15 to WRI's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.11†	—
Weingarten Realty Retirement Plan restated effective April 1, 2002 (filed as Exhibit 10.29 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.12†	—
First Amendment to the Weingarten Realty Retirement Plan, dated December 31, 2003 (filed as Exhibit 10.33 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.13†	—	First Amendment to the Weingarten Realty Pension Plan, dated August 1, 2005 (filed as Exhibit 10.27 on WRI’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).
10.14†	—
Mandatory Distribution Amendment for the Weingarten Realty Retirement Plan dated August 1, 2005 (filed as Exhibit 10.28 on WRI’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.15†	—
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

10.20†	—
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
Third Amendment to the Weingarten Realty Pension Plan dated December 23, 2005 (filed as Exhibit 10.30 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.23†	—
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

10.25†	—
First Amendment to the Weingarten Realty Investors Deferred Compensation Plan amended on November 3, 2003 (filed as Exhibit 10.19 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.26†	—
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

10.28†	—
Fourth Amendment to the Weingarten Realty Investors Deferred Compensation Plan, dated December 23, 2005 (filed as Exhibit 10.31 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.29†	—
Trust Under the Weingarten Realty Investors Retirement Benefit Restoration Plan amended and restated effective October 21, 2003 (filed as Exhibit 10.22 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.30†	—
Trust Under the Weingarten Realty Investors Supplemental Executive Retirement Plan amended and restated effective October 21, 2003 (filed as Exhibit 10.23 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.31†	—
First Amendment to the Trust Under the Weingarten Realty Investors Deferred Compensation Plan, Supplemental Executive Retirement Plan, and Retirement Benefit Restoration Plan amended on March 16, 2004 (filed as Exhibit 10.24 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.32†	—
Third Amendment to the Weingarten Realty Investors Deferred Compensation Plan dated August 1, 2005 (filed as Exhibit 10.30 on WRI’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.33	—
Amended and Restated Credit Agreement dated February 22, 2006 among Weingarten Realty Investors, the Lenders Party Hereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.32 on WRI’s Form 10-K for the year ended December 31, 2005 and incorporated by reference).

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
Joe D. Shafer
Vice President/Chief Accounting Officer
(Principal Accounting Officer)

DATE: May 10, 2006

EXHIBIT INDEX

(a)		Exhibits:
3.1	—	Restated Declaration of Trust (filed as Exhibit 3.1 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.2	—	Amendment of the Restated Declaration of Trust (filed as Exhibit 3.2 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.3	—	Second Amendment of the Restated Declaration of Trust (filed as Exhibit 3.3 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.4	—	Third Amendment of the Restated Declaration of Trust (filed as Exhibit 3.4 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.5	—
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

4.13	—	Form of 7% Notes due 2011 (filed as Exhibit 4.17 to WRI's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.1	—	1988 Share Option Plan of WRI, as amended (filed as Exhibit 10.1 to WRI's Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).
10.2	—
The Savings and Investment Plan for Employees of Weingarten Realty Investors dated December 17, 2003 (filed as Exhibit 10.34 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.3	—	The Savings and Investment Plan for Employees of WRI, as amended (filed as Exhibit 4.1 to WRI's Registration Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).
10.4	—
First Amendment to the Savings and Investment Plan for Employees of Weingarten Realty Investors dated August 1, 2005 (filed as Exhibit 10.25 on WRI’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.5	—
The Fifth Amendment to Savings and Investment Plan for Employees of WRI (filed as Exhibit 4.1.1 to WRI's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).

10.6	—
Mandatory Distribution Amendment for the Savings and Investment Plan for Employees of Weingarten Realty Investors dated August 1, 2005 (filed as Exhibit 10.26 on WRI’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.7	—	The 1993 Incentive Share Plan of WRI (filed as Exhibit 4.1 to WRI's Registration Statement on Form S-8 (No. 33-52473) and incorporated herein by reference).
10.8	—	1999 WRI Employee Share Purchase Plan (filed as Exhibit 10.6 to WRI's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.9	—	2001 Long Term Incentive Plan (filed as Exhibit 10.7 to WRI's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.10	—
Master Promissory Note in the amount of $20,000,000 between WRI, as payee, and Chase Bank of Texas, National Association (formerly, Texas Commerce Bank National Association), as maker, effective December 30, 1998 (filed as Exhibit 4.15 to WRI's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.11	—
Weingarten Realty Retirement Plan restated effective April 1, 2002 (filed as Exhibit 10.29 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.12	—
First Amendment to the Weingarten Realty Retirement Plan, dated December 31, 2003 (filed as Exhibit 10.33 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.13	—	First Amendment to the Weingarten Realty Pension Plan, dated August 1, 2005 (filed as Exhibit 10.27 on WRI’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).
10.14	—
Mandatory Distribution Amendment for the Weingarten Realty Retirement Plan dated August 1, 2005 (filed as Exhibit 10.28 on WRI’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.15	—
Weingarten Realty Investors Supplemental Executive Retirement Plan amended and restated effective September 1, 2002 (filed as Exhibit 10.10 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.16	—
First Amendment to the Weingarten Realty Investors Supplemental Executive Retirement Plan amended on November 3, 2003 (filed as Exhibit 10.11 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.17	—
Second Amendment to the Weingarten Realty Investors Supplemental Executive Retirement Plan amended October 22, 2004 (filed as Exhibit 10.12 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.18	—
Third Amendment to the Weingarten Realty Investors Supplemental Executive Retirement Plan amended October 22, 2004 (filed as Exhibit 10.13 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.19	—
Weingarten Realty Investors Retirement Benefit Restoration Plan adopted effective September 1, 2002 (filed as Exhibit 10.14 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.20	—
First Amendment to the Weingarten Realty Investors Retirement Benefit Restoration Plan amended on November 3, 2003 (filed as Exhibit 10.15 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.21	—
Second Amendment to the Weingarten Realty Investors Retirement Benefit Restoration Plan amended October 22, 2004 (filed as Exhibit 10.16 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.22	—
Third Amendment to the Weingarten Realty Pension Plan dated December 23, 2005 (filed as Exhibit 10.30 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.23	—
Weingarten Realty Investors Deferred Compensation Plan amended and restated as a separate and independent plan effective September 1, 2002 (filed as Exhibit 10.17 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.24	—
Supplement to the Weingarten Realty Investors Deferred Compensation Plan amended on April 25, 2003 (filed as Exhibit 10.18 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.25	—
First Amendment to the Weingarten Realty Investors Deferred Compensation Plan amended on November 3, 2003 (filed as Exhibit 10.19 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.26	—
Second Amendment to the Weingarten Realty Investors Deferred Compensation Plan, as amended, dated October 13, 2005 (filed as Exhibit 10.29 on WRI’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.27	—
Trust Under the Weingarten Realty Investors Deferred Compensation Plan amended and restated effective October 21, 2003 (filed as Exhibit 10.21 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.28	—
Fourth Amendment to the Weingarten Realty Investors Deferred Compensation Plan, dated December 23, 2005 (filed as Exhibit 10.31 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.29	—
Trust Under the Weingarten Realty Investors Retirement Benefit Restoration Plan amended and restated effective October 21, 2003 (filed as Exhibit 10.22 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.30	—
Trust Under the Weingarten Realty Investors Supplemental Executive Retirement Plan amended and restated effective October 21, 2003 (filed as Exhibit 10.23 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.31	—
First Amendment to the Trust Under the Weingarten Realty Investors Deferred Compensation Plan, Supplemental Executive Retirement Plan, and Retirement Benefit Restoration Plan amended on March 16, 2004 (filed as Exhibit 10.24 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.32	—
Third Amendment to the Weingarten Realty Investors Deferred Compensation Plan dated August 1, 2005 (filed as Exhibit 10.30 on WRI’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.33	—
Amended and Restated Credit Agreement dated February 22, 2006 among Weingarten Realty Investors, the Lenders Party Hereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.32 on WRI’s Form 10-K for the year ended December 31, 2005 and incorporated by reference).

12.1	—	Computation of Fixed Charges Ratios.
14.1	—
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

31.1	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).