Form 10-Q
period 2006-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2006-08-09
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

As of July 31, 2006, there were 89,706,244 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

WEINGARTEN REALTY INVESTORS
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues:
Rentals	$138,265	$127,855	$273,204	$252,945
Other	1,336	2,933	3,545	3,708
Total	139,601	130,788	276,749	256,653
Expenses:
Depreciation and amortization	32,045	29,714	63,677	58,382
Operating	21,919	18,474	41,201	36,829
Ad valorem taxes	16,331	15,056	32,363	30,016
General and administrative	5,648	4,522	11,003	8,769
Total	75,943	67,766	148,244	133,996

Operating Income	63,658	63,022	128,505	122,657
Interest Expense, net	(34,741)	(32,287)	(69,178)	(63,323)
Interest and Other Income	579	109	2,046	428
Equity in Earnings of Joint Ventures, net	4,547	1,619	8,613	2,893
Income Allocated to Minority Interests	(1,644)	(1,745)	(3,301)	(3,145)
Gain on Sale of Properties	47	22,006	137	21,979
Gain on Land and Merchant Development Sales			1,676
Benefit (Provision) for Income Taxes	371		(148)
Income from Continuing Operations	32,817	52,724	68,350	81,489
Operating Income from Discontinued Operations	1,339	3,654	3,367	7,336
Gain on Sale of Properties from Discontinued Operations	56,110	13,827	73,158	17,942
Income from Discontinued Operations	57,449	17,481	76,525	25,278
Net Income	90,266	70,205	144,875	106,767
Dividends on Preferred Shares	(2,525)	(2,526)	(5,050)	(5,051)
Net Income Available to Common Shareholders	$87,741	$67,679	$139,825	$101,716
Net Income Per Common Share - Basic:
Income from Continuing Operations	$0.34	$0.56	$0.71	$0.86
Income from Discontinued Operations	0.64	0.20	0.85	0.28
Net Income	$0.98	$0.76	$1.56	$1.14
Net Income Per Common Share - Diluted:
Income from Continuing Operations	$0.34	$0.55	$0.71	$0.85
Income from Discontinued Operations	0.61	0.19	0.82	0.27
Net Income	$0.95	$0.74	$1.53	$1.12

Net Income	$90,266	$70,205	$144,875	$106,767
Other Comprehensive Income:
Unrealized gain on derivatives	2,720		6,471
Amortization of loss on derivatives	86	85	171	169
Other Comprehensive Income	2,806	85	6,642	169
Comprehensive Income	$93,072	$70,290	$151,517	$106,936

See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30,	December 31,
	2006	2005

ASSETS
Property	$4,114,530	$4,033,579
Accumulated Depreciation	(695,979)	(679,642)
Property - net	3,418,551	3,353,937
Investment in Real Estate Joint Ventures	94,900	84,348
Total	3,513,451	3,438,285
Notes Receivable from Real Estate Joint Ventures and Partnerships	20,467	42,195
Unamortized Debt and Lease Costs	96,791	95,616
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $4,985 in 2006 and $4,673 in 2005)	50,273	60,905
Cash and Cash Equivalents	132,858	42,690
Restricted Deposits and Mortgage Escrows	13,550	11,747
Other	70,598	46,303
Total	$3,897,988	$3,737,741

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt	$2,373,399	$2,299,855
Accounts Payable and Accrued Expenses	100,059	102,143
Other	120,815	102,099
Total	2,594,273	2,504,097
Minority Interest	84,913	83,358

Commitments and Contingencies

Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000;
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2006 and 2005; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2006 and 2005; liquidation preference $72,500	1	1
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 150,000; shares issued and outstanding: 89,705 in 2006 and 89,403 in 2005	2,700	2,686
Additional Paid In Capital	1,293,826	1,288,432
Accumulated Dividends in Excess of Net Income	(76,321)	(132,786)
Accumulated Other Comprehensive Loss	(1,407)	(8,050)
Shareholders' Equity	1,218,802	1,150,286
Total	$3,897,988	$3,737,741

See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Six Months Ended
	June 30,
	2006	2005

Cash Flows from Operating Activities:
Net income	$144,875	$106,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,535	62,581
Equity in earnings of joint ventures, net	(8,613)	(2,964)
Income allocated to minority interests	3,301	3,145
Gain on sale of properties	(74,971)	(39,921)
Distributions of income from unconsolidated entities	873	1,993
Changes in accrued rent and accounts receivable	10,209	10,469
Changes in other assets	(35,603)	(15,429)
Changes in accounts payable and accrued expenses	1,415	(16,002)
Other, net	889	396
Net cash provided by operating activities	107,910	111,035

Cash Flows from Investing Activities:
Investment in properties	(176,108)	(125,085)
Proceeds from sales and disposition of property, net	165,556	109,328
Changes in restricted deposits and mortgage escrows	(1,245)	(3,158)
Notes receivable:
Advances	(14,024)	(9,087)
Collections	35,770	1,856
Real estate joint ventures and partnerships:
Investments	(8,099)	(4,611)
Distributions	10,501	1,128
Net cash provided by (used in) investing activities	12,351	(29,629)

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	71,802	46,217
Common shares of beneficial interest, net	715	1,882
Principal payments of debt	(14,685)	(46,652)
Common and preferred dividends paid	(88,410)	(83,518)
Other, net	485	795
Net cash used in financing activities	(30,093)	(81,276)

Net increase in cash and cash equivalents	90,168	130
Cash and cash equivalents at January 1	42,690	45,415

Cash and cash equivalents at June 30	$132,858	$45,545

See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements

The consolidated financial statements included in this report are unaudited; however, amounts presented in the consolidated balance sheet as of December 31, 2005 are derived from our audited financial statements at that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

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

Property includes costs for tenant improvements paid by us, including reimbursements to tenants for improvements that are owned by us and will remain our property after the lease expires.

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

Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted cash that is held in a qualified escrow account for the purposes of completing like-kind exchange transactions. At June 30, 2006 and December 31, 2005, we had $13.6 million and $11.7 million, respectively, held in escrow related to our mortgages.

Other Assets
Other assets in our consolidated financial statements include investments held in grantor trusts, prepaid expenses, the value of above-market leases and the related accumulated amortization, deferred tax assets and other miscellaneous receivables. Investments held in grantor trusts are adjusted to fair market value at each period end. Above-market leases are amortized over terms of the acquired leases.

Per Share Data
Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Numerator:
Net income available to common shareholders - basic	$87,741	$67,679	$139,825	$101,716
Income attributable to operating partnership units	1,368	1,339	2,768	2,573

Net income available to common shareholders - diluted	$89,109	$69,018	$142,593	$104,289

Denominator:
Weighted average shares outstanding - basic	89,519	89,178	89,446	89,150
Effect of dilutive securities:
Share options and awards	854	949	905	944
Operating partnership units	3,160	3,043	3,151	3,024

Weighted average shares outstanding - diluted	93,533	93,170	93,502	93,118

Options to purchase 364,520 and 364,220 common shares for the three and six months ended June 30, 2006 were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price for the period. Options to purchase 372,649 common shares for both the three and six months ended June 30, 2005 were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price for the period.

On August 2, 2006, we purchased 4.3 million common shares of beneficial interest from the net proceeds of the $575 million debt offering. Had this transaction occurred on January 1, 2006, earnings per common share - basic and earnings per common share - diluted for the three months ended June 30, 2006 would have both increased by $.05, and earnings per common share - basic and earnings per common share - diluted for the six months ended June 30, 2006 would have increased by $.08 and $.07, respectively.

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

The Tax Relief Extension Act of 1999 gave REITs the ability to conduct activities which a REIT was previously precluded from doing as long as they are done in entities which have elected to be treated as taxable REIT subsidiaries under the IRS code. These activities include buying or developing properties with the express purpose of selling them. We conduct certain of these activities in taxable REIT subsidiaries that we have created. We calculate and record income taxes in our financial statements based on the activities in those entities. We also record deferred taxes for the temporary tax differences that have resulted from those activities as required under SFAS No. 109, “Accounting for Income Taxes.”

Cash Flow Information
All highly liquid investments with original maturities of three months or less are considered cash equivalents. We issued common shares of beneficial interest valued at $3.3 million and $1.3 million during the first six months of 2006 and 2005 in exchange for interests in limited partnerships, which had been formed to acquire properties. In connection with purchases and construction of property, we assumed debt and accounts payable and accrued expenses totaling $27.9 million and $125.2 million during the first six months of 2006 and 2005, respectively. Also, we issued operating partnership units valued at $11.1 million and $6.0 million during the six months ended 2006 and 2005, respectively, in association with property acquisitions. Cash payments for interest on debt, net of amounts capitalized, of $71.4 million and $65.7 million were made during six months ended June 30, 2006 and 2005, respectively. A cash payment of $.3 million for federal income taxes was made during the first six months of 2006. In connection with the sale of an 80% interest in two Louisiana retail properties in April 2005, we assumed debt of $11.1 million and retained a 20% unconsolidated investment of $14.7 million. In connection with the sale of improved properties, a $15.5 million capital lease obligation was settled in February 2005.

Reclassifications
Certain reclassifications of prior years’ amounts have been made to conform to the current year presentation, which include the reclassification of the operating results of certain properties to discontinued operations. For additional information see Note 3, “Discontinued Operations.”

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

Based upon our current estimates, we expect the impact in 2006 of the adoption of SFAS No. 123(R) to be an additional expense of approximately $2.1 million. For the three and six months ended June 30, 2006, the incremental impact decreased both Income from Continuing Operations and Net Income by $.5 million and $1.0 million, respectively, and decreased both Net Income per Common Share - Basic and Net Income per Common Share - Diluted by $.01 and $.01, respectively.

The following table illustrates the effect on Net Income Available to Common Shareholders and Net Income per Common Share if the fair value-based method had been applied to all outstanding and unvested share option awards for the period prior to the adoption of SFAS No. 123(R) (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005

Net income available to common shareholders	$67,679	$101,716
Stock-based employee compensation included in net income available to common shareholders	114	197
Stock-based employee compensation determined under the fair value-based method for all awards	(213)	(425)

Pro forma net income available to common shareholders	$67,580	$101,488

Net income per common share:
Basic - as reported	$.76	$1.14

Basic - pro forma	$.76	$1.14

Net income per common share:
Diluted - as reported	$.74	$1.12

Diluted - pro forma	$.74	$1.12

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. This statement also redefines ”restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on our financial position, results of operations or cash flows.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. There are also several disclosure requirements. The interpretation is effective for fiscal years beginning after December 15, 2006, and we do not expect the adoption of this interpretation to have a material effect on our consolidated financial statements.

Note 3. Discontinued Operations

During the first six months of 2006 we sold nine shopping centers and two industrial properties, five of which were located in Texas, three in Kansas and one each in Arizona, Arkansas and Missouri. Also, we classified a shopping center totaling $8.5 million located in Round Rock, Texas as held for sale as of June 30, 2006. In 2005 we sold 13 retail properties and a vacant building, ten of which were located in Texas and one each in Louisiana, Mississippi and Arkansas. Also in 2005, we sold two industrial properties in Texas and one in Nevada. The operating results of these properties have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as well as any gains on the respective disposition during the first six months of 2006 and 2005. Revenues recorded in Operating Income From Discontinued Operations related to our 2006 and 2005 dispositions totaled $3.2 million and $7.5 million for the quarter ended June 30, 2006 and 2005, respectively, and $7.6 million and $14.9 million for the six months ended June 30, 2006 and 2005, respectively. Included in the Consolidated Balance Sheet at December 31, 2005 was $113.1 million of Property and $26.9 million of Accumulated Depreciation related to properties sold during the first six months of 2006.

The discontinued operations reported in 2006 and 2005 had no debt that was required to be repaid upon their disposition. In addition, we elected not to allocate other consolidated interest to discontinued operations since the interest savings to be realized from the proceeds of the sale of these operations was not material.

Subsequent to quarter end, we sold three shopping centers, two of which were located in Arkansas and one in Texas, and we classified a shopping center located in Oklahoma as held for sale. Included in the Consolidated Balance Sheet at June 30, 2006 was $14.1 million of Property and $7.0 million of Accumulated Depreciation related to these properties. The operating results of these properties have not been reclassified and reported as discontinued operations as these properties did not meet the held for sale criteria as of June 30, 2006.

Note 4. Derivatives and Hedging

We occasionally hedge the future cash flows of our debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions. At June 30, 2006, we had five interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $75.0 million that convert fixed interest payments at rates ranging from 4.2% to 6.8% to variable interest payments. We have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates. Also, at June 30, 2006, we had three forward-starting interest rate swap contracts with an aggregate notional amount of $192.6 million, of which one with a notional amount of $74.0 million was entered into in May 2006. The purpose of these forward-starting swaps, which are designated as cash flow hedges, is to mitigate the risk of future fluctuations in interest rates on forecasted issuances of long-term debt. Of these three contracts, one with a notional amount of $74.0 million expires in October 2006 and two with an aggregate notional amount of $118.6 million expire in January 2008. We have determined that they are highly effective in offsetting future variable interest cash flows on anticipated long-term debt issuances.

In June 2006 a $5 million swap matured in conjunction with the maturity of the associated medium term note. This contract was designated as a fair value hedge.

Changes in the market value of fair value hedges as well as changes in the market value of the hedged item are recorded in earnings each reporting period. For the quarter and six months ending June 30, 2006 and 2005, these changes in fair market value offset with minimal impact to earnings. The derivative instruments at June 30, 2006 and December 31, 2005 were reported at their fair values in Other Assets, net of accrued interest, of $4.5 million and $.4 million, respectively, and as Other Liabilities, net of accrued interest, of $4.6 million and $4.4 million, respectively.

As of June 30, 2006 and December 31, 2005, the balance in Accumulated Other Comprehensive Loss relating to derivatives was $1.5 million and $5.1 million, respectively. Within the next twelve months, we expect to amortize to interest expense approximately $.3 million of the balance in Accumulated Other Comprehensive Loss.

The interest rate swaps increased interest expense and decreased net income by $.1 million and $.2 million for the three and six months ended June 30, 2006, respectively, and increased the average interest rate of our debt by 0.02% for both periods. For the three and six months ended June 30, 2005, the interest rate swaps decreased interest expense and increased net income by $.4 million and $1.0 million, respectively, and decreased the average interest rate of our debt by 0.1% for both periods. We could be exposed to credit losses in the event of nonperformance by the counter-party; however, management believes the likelihood of such nonperformance is remote.

Note 5. Debt

Our debt consists of the following (in thousands):

	June 30,	December 31,
	2006	2005

Debt payable to 2030 at 4.0% to 8.9%	$2,053,328	$2,049,470
Unsecured notes payable under revolving credit agreements	281,800	210,000
Obligations under capital leases	33,460	33,460
Industrial revenue bonds payable to 2015 at 4.6% to 6.6%	4,811	6,925

Total	$2,373,399	$2,299,855

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	June 30,	December 31,
	2006	2005

As to interest rate (including the effects of interest rate swaps):
Fixed-rate debt	$1,995,019	$1,986,059
Variable-rate debt	378,380	313,796

Total	$2,373,399	$2,299,855

As to collateralization:
Unsecured debt	$1,522,072	$1,457,805
Secured debt	851,327	842,050

Total	$2,373,399	$2,299,855

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

At June 30, 2006 and December 31, 2005, the balance outstanding under the $400 million revolving credit facility was $265 million at a variable interest rate of 5.6% and $190.0 million at a variable interest rate of 4.5%, respectively. We also have an agreement for an unsecured and uncommitted overnight facility totaling $20 million with a bank that is used for cash management purposes. At June 30, 2006 and December 31, 2005, we had $16.8 million and $20.0 million outstanding under the $20 million credit facility at a variable interest rate of 5.5% and 4.7%, respectively. Letters of credit totaling $13.3 million and $14.9 million were outstanding under the $400 million revolving credit facility at June 30, 2006 and December 31, 2005, respectively. The available balance under our revolving credit agreement was $104.9 million at June 30, 2006. During the first six months of 2006 the maximum balance and weighted average balance outstanding under both the $400 million and the $20 million revolving credit facilities combined were $281.8 million and $221.2 million, respectively, at a weighted average interest rate of 5.0%.

In conjunction with acquisitions completed during the first six months of 2006 and 2005, we assumed $18.9 million and $120.3 million, respectively, of nonrecourse debt secured by the related properties.

Scheduled principal payments on our debt (excluding $281.8 million due under our revolving credit agreements, $18.6 million of capital leases and $4.6 million market value of interest rate swaps) are due during the following years (in thousands):

2006	$27,026
2007	104,208
2008	261,748
2009	110,140
2010	114,769
2011	326,895
2012	300,515
2013	292,440
2014	331,018
2015	112,865
Thereafter	95,923

Various of our debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios and minimum net worth requirements. Management believes that we are in compliance with all restrictive covenants of our $400 million unsecured revolving credit facility.

In July 2006 we priced an offering of $575 million aggregate principal amount of 3.95% convertible senior notes due 2026, which closed in August 2006. The net proceeds from the sale of the notes were used for general business purposes, to repurchase some of our common shares of beneficial interest and to reduce amounts outstanding under our revolving credit facility.

Note 6. Property

Our property consists of the following (in thousands):

	June 30,	December 31,
	2006	2005

Land	$771,870	$761,454
Land held for development	21,254	20,634
Land under development	59,621	16,895
Buildings and improvements	3,205,029	3,195,207
Construction-in progress	48,256	39,389
Property held for sale	8,500
Total	$4,114,530	$4,033,579

Interest and ad valorem taxes capitalized to land under development or buildings under construction was $1.4 million and $1.1 million for the quarter ended June 30, 2006 and 2005, respectively, and $2.2 million and $1.9 million for the six months ended June 30, 2006 and 2005, respectively.

Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations are included in our results of operations from the respective dates of acquisition. We have used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property among land, buildings on an "as if vacant" basis, and other identifiable intangibles. For additional information see Note 10, “Identified Intangible Assets and Liabilities.”

During the first six months of 2006, we completed the acquisition of four shopping centers and three industrial properties that are located in California, Florida, Georgia and Texas. Also, we purchased tracts of land in Arizona, Florida, North Carolina and Texas for five developments that commenced in 2006.

Subsequent to quarter end we have purchased three retail centers. These properties are located in Kentucky, North Carolina and Tennessee.

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

	June 30,	December 31,
	2006	2005
Combined Balance Sheets

Property	$492,491	$397,689
Accumulated depreciation	(34,185)	(32,032)
Property - net	458,306	365,657

Other assets	75,303	61,543

Total	$533,609	$427,200

Debt	$233,256	$136,182
Amounts payable to WRI	21,086	43,239
Other liabilities	13,370	12,081
Accumulated equity	265,897	235,698

Total	$533,609	$427,200

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Combined Statements of Income

Revenues	$13,567	$10,330	$25,515	$18,816

Expenses:
Interest	4,127	2,648	7,459	4,635
Depreciation and amortization	3,172	2,474	5,971	4,504
Operating	1,737	1,267	3,293	2,389
Ad valorem taxes	1,379	1,188	2,586	2,325
General and administrative	138	172	259	281

Total	10,553	7,749	19,568	14,134

Gain on land and merchant development sales			555
Gain (loss) on sale of property	3,442	(6)	5,992	(8)

Net Income	$6,456	$2,575	$12,494	$4,674

Our investment in real estate joint ventures, as reported on the balance sheets, differs from our proportionate share of the joint ventures' underlying net assets due to basis differentials, which arose upon the transfer of assets from us to the joint ventures. This basis differential, which totaled $10.2 million and $10.3 million at June 30, 2006 and December 31, 2005, respectively, is depreciated over the useful lives of the related assets.

Fees earned by us for the management of these joint ventures totaled $.4 million and $.2 million for the quarter ended June 30, 2006 and 2005, respectively, and $.7 million and $.4 million for the six months ended June 30, 2006 and 2005, respectively.

During the first six months of 2006, we invested in a 25%-owned unconsolidated joint venture, which acquired two shopping centers. Fresh Market Shoppes is located in Hilton Head, South Carolina and the Shoppes at Paradise Isle is located in Destin, Florida. A newly formed 50%-owned joint venture commenced construction on a retail center in Mission, Texas, and a 61%-owned joint venture sold a shopping center located in Crosby, Texas. Our share of the sales proceeds totaled $2.8 million and generated a gain of $1.5 million. Associated with our land and merchant development activities, a parcel of land in Houston, Texas was sold in a 75%-owned joint venture, of which our share of the gain totaled $.4 million. In June 2006 we invested in a 25%-owned unconsolidated joint venture, which acquired a shopping center, Indian Harbor Place, located in Melbourne, Florida. Additionally, a shopping center in a 72%-owned unconsolidated joint venture was sold in Dickinson, Texas. Our share of the sales proceeds totaled $5.3 million and generated a gain of $2.5 million.

During the first six months of 2005, we acquired our joint venture partners' interest in one of our existing shopping centers located in Texas, and a 50%-owned unconsolidated joint venture acquired an interest in a retail property located in McAllen, Texas, which will be redeveloped. We sold an 80% interest in two retail properties totaling 295,000 square feet in Lafayette and Shreveport, Louisiana. These properties were held in tenancy-in-common arrangements in which we retained a 20% interest. Additionally, we acquired a 25% interest in Lake Washington Crossing, a 118,800 square foot retail center in Melbourne, Florida.

Subsequent to quarter end two additional centers were acquired in Florida through a 25%-owned unconsolidated joint venture.

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

Information concerning our reportable segments is as follows (in thousands):

	Shopping
	Center	Industrial	Other	Total

Three Months Ended June 30, 2006:
Revenues	$123,512	$14,576	$1,513	$139,601
Net operating income	89,999	10,184	1,168	101,351
Equity in earnings of joint ventures	4,409	49	89	4,547
Investment in real estate joint ventures	91,684	446	2,770	94,900
Total assets	3,073,367	400,334	424,287	3,897,988

Three Months Ended June 30, 2005:
Revenues	$119,075	$11,430	$283	$130,788
Net operating income	89,037	8,092	129	97,258
Equity in earnings of joint ventures	1,582	21	16	1,619
Investment in real estate joint ventures	59,958	522	1,669	62,149
Total assets	3,037,762	287,282	303,928	3,628,972

Six Months Ended June 30, 2006:
Revenues	$246,075	$28,787	$1,887	$276,749
Net operating income	181,198	20,465	1,522	203,185
Equity in earnings of joint ventures	8,432	45	136	8,613

Six Months Ended June 30, 2005:
Revenues	$232,767	$22,732	$1,154	$256,653
Net operating income	172,908	16,226	674	189,808
Equity in earnings of joint ventures	2,815	43	35	2,893

Net operating income reconciles to Income from Continuing Operations as shown on the Statements of Consolidated Income and Comprehensive Income as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Total segment net operating income	$101,351	$97,258	$203,185	$189,808
Depreciation and amortization	(32,045)	(29,714)	(63,677)	(58,382)
General and administrative	(5,648)	(4,522)	(11,003)	(8,769)
Interest expense, net	(34,741)	(32,287)	(69,178)	(63,323)
Interest and other income	579	109	2,046	428
Equity in earnings of joint ventures, net	4,547	1,619	8,613	2,893
Income allocated to minority interests	(1,644)	(1,745)	(3,301)	(3,145)
Gain on sale of properties	47	22,006	137	21,979
Gain on land and merchant development sales			1,676
Benefit (provision) for income taxes	371		(148)

Income from Continuing Operations	$32,817	$52,724	$68,350	$81,489

Note 9. Employee Benefit Plans

WRI sponsors a noncontributory qualified retirement plan and a separate and independent nonqualified supplemental retirement plan for officers of WRI. The components of net periodic benefit costs for both plans are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Service cost	$772	$734	$1,544	$1,110
Interest cost	565	476	1,130	778
Expected return on plan assets	(346)	(297)	(692)	(506)
Prior service cost	(32)	(32)	(64)	(54)
Recognized loss	102	39	204	67

Total	$1,061	$920	$2,122	$1,395

During the six months ended June 30, 2006 and 2005, we contributed $1.5 million and $1.7 million, respectively, to the qualified retirement plan and $2.0 million and $1.4 million, respectively, to the supplemental retirement plan. We do not expect to make any additional contributions to either plan in 2006.

We have a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the Internal Revenue Service. We match employee contributions at the rate of $.50 per $1.00 for the first 6% of the employee's salary. The employees vest in the employer contributions ratably over a six-year period. Compensation expense related to the plan was $.2 million for both the three months ended June 30, 2006 and 2005 and $.4 million and $.3 million, respectively, for the six months ended June 30, 2006 and 2005.

We have an Employee Share Purchase Plan under which .6 million of our common shares have been authorized. These shares, as well as common shares purchased by us on the open market, are made available for sale to employees at a discount of 15%. Purchases are limited to 10% of an employee’s regular salary. Shares purchased by the employee under the plan are restricted from being sold for two years from the date of purchase or until termination of employment. During the first six months of 2006 and 2005, a total of 11,374 and 12,337 shares, respectively, were purchased for the employees at an average per share price of $33.55 and $30.02, respectively.

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

Note 10. Identified Intangible Assets and Liabilities

Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	June 30,	December 31,
	2006	2005

Identified Intangible Assets:
Above-Market Leases (included in Other Assets)	$12,914	$12,838
Above-Market Leases - Accumulated Amortization	(4,331)	(3,393)
Lease Origination Costs (incl. in Unamortized Debt and Lease Cost)	46,024	42,772
Lease Origination Costs - Accumulated Amortization	(14,045)	(10,822)

	$40,562	$41,395

Identified Intangible Liabilities (included in Other Liabilities):
Below-Market Leases	$19,103	$17,012
Below-Market Leases - Accumulated Amortization	(5,014)	(3,735)
Out-of-Market Assumed Mortgages	60,988	60,792
Out-of-Market Assumed Mortgages - Accumulated Amortization	(15,795)	(12,143)

	$59,282	$61,926

These identified intangible assets and liabilities are amortized over the terms of the acquired leases or the remaining lives of the assumed mortgages.

The net amortization of above-market and below-market leases increased Revenues-Rentals by $.1 million for both the quarter ended June 30, 2006 and 2005 and by $.3 million and $.1 million for the six months ended June 30, 2006 and 2005, respectively. The estimated net amortization of these intangible assets and liabilities for each of the next five years is as follows (in thousands):

2007	$807
2008	559
2009	634
2010	300
2011	193

The amortization of lease origination costs, which is recorded in Depreciation and Amortization, was $1.7 million and $1.5 million for the quarter ended June 30, 2006 and 2005, respectively, and $3.5 million and $2.8 million for the six months ended June 30, 2006 and 2005, respectively. The estimated amortization of this intangible asset for each of the next five years is as follows (in thousands):

2007	$6,180
2008	4,889
2009	3,931
2010	3,178
2011	2,542

The amortization of out-of-market assumed mortgages decreased Interest Expense by $1.8 million and $1.9 million for the quarter ended June 30, 2006 and 2005, respectively, and $3.6 million and $3.4 million for the six months ended June 30, 2006 and 2005, respectively. The estimated amortization of this intangible liability for each of the next five years is as follows (in thousands):

2007	$7,236
2008	6,166
2009	4,771
2010	4,083
2011	2,920

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

The Tax Relief Extension Act of 1999 gives REITs the ability to conduct activities that were previously disallowed as long as they are done in entities that elect to be treated as taxable REIT subsidiaries under the Internal Revenue Code. These activities include buying or developing properties with the express purpose of selling them. We conduct certain of these activities in taxable REIT subsidiaries that we have created. We calculate and record income taxes in our financial statements based on the activities in those entities. We also record deferred taxes for the temporary tax differences that have resulted from those activities as required under SFAS No. 109, “Accounting for Income Taxes.”

During the first six months of 2006, we recorded a provision for federal income taxes of $.1 million in our taxable REIT subsidiaries. A benefit of $.4 million was realized during the three months ending June 30, 2006.

On May 18, 2006 the State of Texas enacted a “margin tax” to replace the current franchise tax. It is calculated by applying a tax rate against a base that considers both revenues and expenses and becomes due May 15, 2008 based on our fiscal year ending on December 31, 2007. In accordance with SFAS No. 109, “Accounting for Income Taxes” a deferred tax provision for the Texas margin tax of $.1 million was recorded in the second quarter of 2006.

Note 12. Commitments and Contingencies

We participate in seven ventures structured as DownREIT partnerships that have properties in Arkansas, California, Georgia, North Carolina, Texas and Utah. As general partner we have operating and financial control over these ventures and consolidate their operations in our consolidated financial statements. These ventures allow the outside limited partners to put their interest to the partnership for our common shares of beneficial interest or an equivalent amount in cash. We may acquire any limited partnership interests that are put to the partnership and we have the option to redeem the interest in cash or a fixed number of our common shares at our discretion. During the first six months of 2006 and 2005, we issued common shares of beneficial interest valued at $3.3 million and $1.3 million, respectively, in exchange for certain of these limited partnership interests.

We expect to invest approximately $56.4 million in 2006 and $222.5 million in 2007 to complete construction of 16 properties under various stages of development. As of June 30, 2006, we expect to invest $293.8 million towards the acquisition of operating properties in 2006.

We are subject to numerous federal, state and local environmental laws, ordinances and regulations in the areas where we own or operate properties. We are not aware of any environmental contamination, which may have been caused by us or any of our tenants, that would have a material effect on our financial position, results of operation or cash flows.

As part of our risk management activities we have applied and been accepted into state sponsored environmental programs which should limit our expenses if contaminants need to be remediated. We also have an environmental insurance policy that covers us against third party liabilities and remediation costs.

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

In February 2006 our board of trust managers authorized up to $100 million for the purchase of outstanding common shares of beneficial interest in 2006. Share repurchases may be made in the open market or in privately negotiated transactions. During the first six months of 2006, there were no repurchases made. In July 2006 our board of trust managers revised the authorized repurchase amount of our common shares of beneficial interest to a total of $207 million, and we used $167.6 million of the net proceeds from the $575 million debt offering to purchase 4.3 million common shares of beneficial interest at $39.26 per share.

Note 13. Share Options and Awards

In 1988 we adopted a Share Option Plan that provided for the issuance of options and share awards up to a maximum of 1.6 million common shares. This plan expired in December 1997, but some awards made pursuant to it remain outstanding as of June 30, 2006.

In 1992 we adopted the Employee Share Option Plan that grants 100 share options to every employee, excluding officers, upon completion of each five-year interval of service. This plan expires in 2012 and provides options for a maximum of 225,000 common shares. Options granted under this plan are exercisable immediately.

In 1993 we adopted the Incentive Share Option Plan that provided for the issuance of up to 3.9 million common shares, either in the form of restricted shares or share options. This plan expired in 2002, but some awards made pursuant to it remain outstanding as of June 30, 2006. The share options granted to nonofficers vest over a three-year period beginning after the grant date, and for officers vest over a seven-year period beginning two years after the grant date. Restricted shares under this plan have multiple vesting periods. Prior to 2000, restricted shares generally vested over a ten-year period. Effective in 2000, the vesting period became five years. In addition, the vesting period for these restricted shares can be accelerated based on appreciation in the market share price. All restricted shares related to this plan vested prior to 2005.

In 2001 we adopted the Long-term Incentive Plan for the issuance of options and share awards. In 2006 the maximum number of common shares issuable under this plan was increased to 4.8 million common shares of beneficial interest, of which 3.2 million is available for the future grant of options or awards at June 30, 2006. This plan expires in 2011. The share options granted to nonofficers vest over a three-year period beginning after the grant date, and share options and restricted shares for officers vest over a five-year period after the grant date. Restricted shares granted to trust managers vest immediately.

Our Employee Share Option Plan and the Long-term Incentive Plan provide for the granting of share options to employees at an exercise price equal to the quoted fair market value of our common shares on the date of grant and expire upon termination of employment or ten years from the date of grant. In the Long-term Incentive Plan restricted shares for officers and trust managers are granted at no exercise price. Our policy is to recognize compensation expense for equity awards ratably over the vesting period. For the three months ended June 30, 2006 and 2005, compensation expense associated with share options and restricted shares totaled $1.0 million and $.3 million, of which $.3 million and $.1 million was capitalized, respectively. For the six months ended June 30, 2006 and 2005, compensation expense associated with share options and restricted shares totaled $2.0 million and $.6 million, of which $.5 million and $.2 million was capitalized, respectively.

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

Six Months Ended
June 30,
2006

Fair value per share	$3.22
Dividend yield	6.3%
Expected volatility	16.8%
Expected life (in years)	6.7
Risk-free interest rate	4.4%

Following is a summary of the option activity for the six months ended June 30, 2006:

	Shares	Weighted
	Under	Average
	Option	Exercise Price
Outstanding, January 1, 2006	3,179,646	$27.47
Granted	2,000	39.97
Forfeited or expired	(26,411)	30.81
Exercised	(364,421)	20.65
Outstanding, June 30, 2006	2,790,814	$28.34

The total intrinsic value of options exercised was $.9 million for both the three months ended June 30, 2006 and 2005. For the six months ended June 30, 2006 and 2005, the total intrinsic value of options exercised was $7.0 million and $2.3 million, respectively. As of June 30, 2006, there was approximately $3.6 million of total unrecognized compensation cost related to nonvested share options, which is expected to be amortized over a weighted average of 2.8 years. During the first six months of 2005, no share options were granted.

The following table summarizes information about share options outstanding and exercisable at June 30, 2006:

	Outstanding				Exercisable
		Weighted
		Average	Weighted	Aggregate		Weighted	Aggregate
		Remaining	Average	Intrinsic		Average	Intrinsic
Range of		Contractual	Exercise	Value		Exercise	Value
Exercise Prices	Number	Life	Price	(000’s)	Number	Price	(000’s)

$16.89 - $24.58	1,434,413	5.14 years	$21.58		753,366	$20.74

$24.59 - $30.09	467,262	7.20 years	$30.00		222,497	$29.90

$30.10 - $39.75	889,139	9.01 years	$38.36		84,547	$39.75

Total	2,790,814	6.72 years	$28.34	$27,741	1,060,410	$24.18	$14,952

A summary of the status of nonvested restricted shares for the six months ended June 30, 2006 is as follows:

	Nonvested	Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2006	142,268	$36.32
Granted	9,800	38.68
Vested	(9,800)	38.68
Forfeited	(3,041)	36.24
Outstanding, June 30, 2006	139,227	$36.32

As of June 30, 2006, there was approximately $4.4 million of total unrecognized compensation cost related to nonvested restricted shares, which is expected to be amortized over a weighted average of 3.6 years.

*****

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) changes in governmental laws and regulations, (v) the level and volatility of interest rates, (vi) the availability of suitable acquisition opportunities and (vii) increases in operating costs. Accordingly, there is no assurance that our expectations will be realized.

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

Executive Overview

Weingarten Realty Investors is a real estate investment trust (“REIT”) that has been in the business of owning and developing shopping centers and other commercial real estate since 1948. We are focused on delivering solid returns to our shareholders by actively developing, acquiring and intensively managing properties in 21 states generally spanning the southern portion of the United States from coast to coast. Our portfolio of properties includes neighborhood and community shopping centers and industrial properties aggregating over 48.3 million square feet out of a total of 61.4 million square feet including square feet owned by others. We have a diversified tenant base with our largest tenant comprising 3% of total rental revenues during the first six months of 2006.

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

At June 30, 2006, we owned or operated under long-term leases, either directly or through our interests in joint ventures or partnerships, a total of 350 income-producing properties and another ten non-income producing properties that are in various stages of development. Our properties include 295 shopping centers and 65 industrial properties. We have approximately 6,900 leases and 5,200 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including ad valorem taxes, and additional rent payments based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.

In assessing the performance of our properties, management carefully tracks the occupancy of the portfolio. Occupancy for the total portfolio was 93.7% at June 30, 2006 compared to 94.2% at June 30, 2005. Another important indicator of performance is the spread in rental rates on a same-space basis as we complete new leases and renew existing leases. We completed 333 new leases or renewals in the second quarter of 2006 totaling 1.4 million square feet, increasing rental rates an average of 5.1% on a cash basis.

To grow through acquisitions and new developments, management closely monitors movements in returns in relation to our blended weighted average cost of capital, the amount of product in the acquisition and new development pipelines and the geographic areas in which opportunities are present. During the first half of 2006, we acquired three industrial properties and four shopping centers and invested in a 25%-owned joint venture, which acquired three shopping centers. Our investment in these properties totaled $135.3 million and consisted of the following.

In February 2006 we acquired the McGraw Hill Distribution Center, a single tenant warehouse located in DeSoto, Texas.

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

In April 2006 Valley Shopping Center, a 98,000 square foot shopping center anchored by Raley’s Supermarket was acquired. The center has below-market rents providing strong growth opportunities and is in close proximity to our regional office in Sacramento.

In May 2006 Brownsville Commons, an 82,000 square foot shopping center including a 54,000 square foot (corporately owned) Kroger supermarket, was acquired in Powder Springs, Georgia, a suburb of Atlanta. This is part of a three-center portfolio, all Kroger anchored, that we will acquire over the next six months. Also, The Shoppes of Parkland, a 146,000 square foot shopping center located in Parkland, Florida and anchored by BJ’s Wholesale, was acquired. This center services two upper income neighborhoods, Parkland and Boca Raton.

In June 2006 we purchased three properties in California and acquired a shopping center in Florida through a 25%-owned unconsolidated joint venture. Freedom Centre, anchored by Ralph’s and Rite Aid, is a 151,000 square foot shopping center located in Freedom, California. In San Diego, California, two vacant industrial warehouse buildings, 1725 and 1855 Dornoch Court, were acquired. These state-of-the-art buildings, aggregating 317,000 square feet, are located within one and a half miles of our Siempre Viva Business Park, and based on the high demand for top quality space in this area, we anticipate leasing both newly acquired buildings within the next year. Indian Harbour Place was acquired through a 25%-owned unconsolidated joint venture. This 164,000 square foot shopping center is located in Melbourne, Florida and is anchored by Publix. This shopping center represents our third property in Melbourne, Florida.

Our new development program has been growing each quarter. We currently have 16 properties in various stages of development. Eight of the properties are wholly owned and eight are part of joint ventures. We have invested $103 million to-date in these projects and we estimate our total investment will be $279 million out of the total required investment of $364 million. These properties are slated to open during the remainder of 2006 and 2007 and will add 2.0 million square feet to the portfolio.

Our new development program also includes a merchant developer component where we will build, lease and then sell the developed real estate.

In addition to the 16 new development projects, we have significantly increased our development pipeline. We currently have 21 development sites under contract, which will add 1.8 million square feet with an investment value of approximately $308 million. In addition to the 21 development sites under contract, we have another 35 development sites under preliminary pursuit. Our development pipeline includes properties that are in the early stages, and we may not proceed with the purchase of all of these land sites for a variety of reasons. Our current development pipeline is representative of the level required to produce completed developments in our target range of $250 - $300 million annually.

We expect to continue to grow as a result of acquisitions in addition to new development. Although the acquisition market remains challenging, we have over $700 million of potential acquisitions in various stages of due diligence. These potential acquisitions are still subject to a stringent due diligence process and, therefore, there is no assurance that any or all will be purchased. Changes in interest rates and the capitalization rates inherent in the pricing of acquisitions could affect our external growth prospects.

Subsequent to quarter end we have purchased three retail centers and acquired two additional centers through a 25%-owned unconsolidated joint venture. These properties are located in Florida, Kentucky, North Carolina and Tennessee.

Continuing our strategy of selling assets that no longer meet our ownership criteria, we sold nine shopping centers and two industrial properties, five of which were located in Texas, three in Kansas and one each in Arizona, Arkansas and Missouri, during the first half of 2006. Sales proceeds from these dispositions totaled $166.3 million and generated gains of $73.2 million. Also sold during this same period were two shopping centers each in an unconsolidated joint venture, of which our share of the sales proceeds totaled $8.1 million and generated gains of $4.1 million.

Subsequent to the quarter end, we sold three shopping centers, two of which were located in Arkansas and one in Texas, and an industrial property in Tennessee.

We remain committed to an accelerated disposition plan for non-core properties. We will continue to sell properties in smaller markets where we have a minimal investment or markets with slower growth rates, which are often the markets that have low barriers to entry. We plan to sell $250 million to $350 million of non-core assets in 2006, which will allow us to recycle capital and reduce our need to raise new equity.

We expect to see continued improvement in the performance of the existing portfolio through further increases in occupancy and increases in rental rates as leases come up for renewal. Any deterioration in the economy could alter these expectations.

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

Property includes costs for tenant improvements paid by us, including reimbursements to tenants for improvements that are owned by us and will remain our property after the lease expires.

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

The Tax Relief Extension Act of 1999 gave REITs the ability to conduct activities which a REIT was previously precluded from doing as long as they are done in entities which have elected to be treated as taxable REIT subsidiaries under the IRS code. These activities include buying or developing properties with the express purpose of selling them. We conduct certain of these activities in taxable REIT subsidiaries that we have created. We calculate and record income taxes in our financial statements based on the activities in those entities. We also record deferred taxes for the temporary tax differences that have resulted from those activities as required under SFAS No. 109, “Accounting for Income Taxes.”

Results of Operations
Comparison of the Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2005

Revenues
Total revenues were $139.6 million in the second quarter of 2006 versus $130.8 million in the second quarter 2005, an increase of $8.8 million or 6.7%. This increase resulted primarily from an increase in rental revenues of $10.4 million.

Property acquisitions and new development activity contributed $6.5 million of the rental income increase. The remaining increase of $4.1 million resulted from 333 renewals and new leases, comprising 1.4 million square feet at an average rental rate increase of 5.1%. Offsetting these rental income increases was a decrease of $.2 million, which resulted from the sale of an 80% interest in two retail centers in Louisiana.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	June 30,
	2006	2005

Shopping Centers	95.2%	94.8%
Industrial	89.5%	91.9%
Total	93.7%	94.2%

Other income was $1.3 million in the second quarter of 2006 versus $2.9 million in the second quarter of 2005, a decrease of $1.6 million or 55%. This decrease was due primarily to a decrease in lease cancellation payments from various tenants.

Expenses
Total expenses for the second quarter 2006 were $75.9 million versus $67.8 million in the second quarter of 2005, an increase of $8.1 million or 11.9%.

The increases in 2006 for depreciation and amortization expense ($2.3 million), operating expenses ($3.4 million), ad valorem taxes ($1.2 million) and general and administrative expenses ($1.1 million) were primarily a result of the properties acquired and developed during the year, an increase in insurance expenses as a result of the hurricanes experienced in 2005, and increases associated with planned growth of the portfolio. Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues were 28% in 2006 and 26% in 2005.

Interest Expense
Interest expense totaled $34.7 million for the second quarter 2006, up $2.4 million or 7.4% from the second quarter 2005. The components of interest expense were as follows (in thousands):

	Three Months Ended
	June 30,
	2006	2005

Gross interest expense	$37,913	$35,114
Over-market mortgage adjustment of acquired properties	(1,826)	(1,870)
Capitalized interest	(1,346)	(957)

Total	$34,741	$32,287

Gross interest expense totaled $37.9 million in the second quarter of 2006, up $2.8 million or 8.0% from the second quarter 2005. The increase in gross interest expense was due to an increase in the average debt outstanding from $2.2 billion in 2005 to $2.3 billion in 2006 at a weighted average interest rate of 6.2% for the second quarter 2006 and 6.0% for the second quarter 2005. Capitalized interest increased $.3 million due to an increase in new development activity, and the over-market mortgage adjustment decreased by $.1 million.

Interest and Other Income
Interest and other income was $.6 million in the second quarter of 2006 versus $.1 million in the second quarter of 2005, an increase of $.5 million or 500%. This increase was attributable to interest earned from a qualified escrow account for the purposes of completing like-kind exchanges, construction loans associated with our new development activities and assets held in a grantor trust related to our deferred compensation plan.

Equity in Earnings of Joint Ventures
Our equity in earnings of joint ventures was $4.5 million in the second quarter of 2006 versus $1.6 million in the second quarter of 2005, an increase of $2.9 million or 181.3%. This increase was attributable primarily to our share of the gain generated from the disposition of a shopping center in Dickinson, Texas totaling $2.5 million. Also, contributing to the increase is the incremental income from our investments in newly formed joint ventures in 2005 and 2006 for the acquisition and development of retail properties.

Gain on Sale of Properties
The gain of $22 million in the second quarter of 2005 resulted primarily from the sale of an 80% interest in two shopping centers in Lafayette and Shreveport, Louisiana in which we have a continuing operating interest.

Benefit (Provision) for Income Taxes
The amount reported in 2006 includes the tax expense in our taxable REIT subsidiary and the deferred tax impact attributable to the Texas margin tax enacted in the second quarter of 2006.

Income from Discontinued Operations
Income from discontinued operations was $57.4 million in the second quarter of 2006 versus $17.5 million in the second quarter of 2005, an increase of $39.9 million or 228%. This increase was due primarily to the disposition of eight properties totaling 1.1 million square feet that provided sales proceeds of $132 million and generated gains of $56.1 million. The 2005 caption includes the operating results of properties disposed in 2006 and 2005 as well as the gain from the disposition of five properties during the second quarter of 2005, which provided sales proceeds of $31 million and generated gains of $13.8 million.

Results of Operations
Comparison of the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005

Revenues
Total revenues were $276.7 million in the first six months of 2006 versus $256.7 million in the first six months of 2005, an increase of $20 million or 7.8%. This increase resulted primarily from the increase in rental revenues of $20.3 million.

Property acquisitions and new development activity contributed $14.9 million of the rental income increase. The remaining increase of $7.1 million resulted from 626 renewals and new leases, comprising 3.3 million square feet at an average rental rate increase of 7.4%. Offsetting these rental income increases was a decrease of $1.7 million, which resulted from the sale of an 80% interest in two retail centers in Louisiana.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	June 30,
	2006	2005

Shopping Centers	95.2%	94.8%
Industrial	89.5%	91.9%
Total	93.7%	94.2%

Other income was $3.5 million in the first six months of 2006 versus $3.7 million in the first six months of 2005, a decrease of $.2 million or 5.4%. This decrease was due primarily to a decrease in lease cancellation payments from various tenants.

Expenses
Total expenses for the first six months of 2006 were $148.2 million versus $134.0 million in the first six months of 2005, an increase of $14.2 million or 10.6%.

The increases in 2006 for depreciation and amortization expense ($5.3 million), operating expenses ($4.4 million), ad valorem taxes ($2.4 million) and general and administrative expenses ($2.2 million) were primarily a result of the properties acquired and developed during the year, an increase in insurance expenses as a result of the hurricanes experienced in 2005 and increases associated with planned growth of the portfolio. Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues were 27% in 2006 and 26% in 2005.

Interest Expense
Interest expense totaled $69.2 million for the first six months of 2006, up $5.9 million or 9.3% from the first six months of 2005. The components of interest expense were as follows (in thousands):

	Six Months Ended
	June 30,
	2006	2005

Gross interest expense	$74,985	$68,343
Over-market mortgage adjustment of acquired properties	(3,652)	(3,363)
Capitalized interest	(2,155)	(1,657)

Total	$69,178	$63,323

Gross interest expense totaled $75.0 million in the first six months of 2006, up $6.7 million or 9.8% from the first six months of 2005. The increase in gross interest expense was due to an increase in the average debt outstanding from $2.2 billion in 2005 to $2.3 billion in 2006 at a weighted average interest rate of 6.2% for the six months ended June 30, 2006 and 6.1% for the six months ended June 30, 2005. The increase in the over-market mortgage adjustment of $.3 million resulted from our property acquisitions. Capitalized interest increased $.5 million due to new development activity.

Interest and Other Income
Interest and other income was $2.0 million in the first six months of 2006 versus $.4 million in the first six months of 2005, an increase of $1.6 million or 400%. This increase was attributable to interest earned from a qualified escrow account for the purposes of completing like-kind exchanges, construction loans associated with our new development activities and assets held in a grantor trust related to our deferred compensation plan.

Equity in Earnings of Joint Ventures
Our equity in earnings of joint ventures was $8.6 million in the first six months of 2006 versus $2.9 million in the first six months of 2005, an increase of $5.7 million or 196.6%. This increase was attributable primarily to our share of the gains generated from the disposition of two shopping centers, one each in Crosby and Dickinson, Texas, totaling $1.5 million and $2.5 million, respectively. Additionally, there was a gain of $.4 million associated with land and merchant development activities in Houston, Texas. Also, contributing to the increase is the incremental income from our investments in newly formed joint ventures in 2005 and 2006 for the acquisition and development of retail properties.

Gain on Sale of Properties
The gain of $22 million in 2005 resulted primarily from the sale of an 80% interest in two shopping centers in Lafayette and Shreveport, Louisiana in which we have a continuing operating interest.

Gain on Land and Merchant Development Sales
Gain on land and merchant development sales of $1.7 million for the first six months of 2006 represents the gain from the sale of an unimproved land tract in Phoenix, Arizona.

Benefit (Provision) for Income Taxes
The amount reported in 2006 includes the tax expense in our taxable REIT subsidiary and the deferred tax impact attributable to the Texas margin tax enacted in the second quarter of 2006.

Income from Discontinued Operations
Income from discontinued operations was $76.5 million in the first six months of 2006 versus $25.3 million in the first six months of 2005, an increase of $51.2 million or 202.4%. This increase was due primarily to the disposition of eleven properties totaling 1.6 million square feet that provided sales proceeds of $166.3 million and generated gains of $73.2 million. The 2005 caption includes the operating results of properties disposed in 2006 and 2005 as well as the gain from the disposition of nine properties during the first half of 2005, which provided sales proceeds of $42.3 million and generated gains of $17.9 million.

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

Our sources of capital for funding acquisitions and new development is our $400 million revolving credit facility, cash generated from sales of properties that no longer meet our investment criteria, cash flow generated by our operating properties and proceeds from capital issuances as needed. Amounts outstanding under the revolving credit agreement are retired as needed with proceeds from the issuance of long-term unsecured debt, common and preferred equity, cash generated from dispositions of properties, and cash flow generated by our operating properties. As of June 30, 2006 the balance outstanding on our $400 million revolving credit facility was $265.0 million, and $16.8 million was outstanding under the $20 million credit facility used for cash management purposes.

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

In July 2006 we priced an offering of $575 million aggregate principal amount of 3.95% convertible senior notes due 2026, which closed in August 2006. The net proceeds from the sale of the notes were used for general business purposes, to repurchase some of our common shares of beneficial interest and to reduce amounts outstanding under our revolving credit facility.

Investing Activities:

Acquisitions
In the first half of 2006 we acquired three industrial properties and four shopping centers and invested in a 25%-owned joint venture, which acquired three shopping centers. Our investment in these properties totaled $135.3 million and consisted of the following.

In February 2006 we acquired the McGraw Hill Distribution Center, a single tenant warehouse located in DeSoto, Texas.

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

In April 2006 Valley Shopping Center, a 98,000 square foot shopping center anchored by Raley’s Supermarket was acquired. The center has below-market rents providing strong growth opportunities and is in close proximity to our regional office in Sacramento.

In May 2006 Brownsville Commons, an 82,000 square foot shopping center including a 54,000 square foot (corporately owned) Kroger supermarket, was acquired in Powder Springs, Georgia, a suburb of Atlanta. This is part of a three-center portfolio, all Kroger anchored, that we will acquire over the next six months. Also, The Shoppes of Parkland, a 146,000 square foot shopping center located in Parkland, Florida and anchored by BJ’s Wholesale, was acquired. This center services two upper income neighborhoods, Parkland and Boca Raton.

In June 2006 we purchased three properties in California and acquired a shopping center in Florida through a 25%-owned unconsolidated joint venture. Freedom Centre, anchored by Ralph’s and Rite Aid, is a 151,000 square foot shopping center located in Freedom, California. In San Diego, California, two vacant industrial warehouse buildings, 1725 and 1855 Dornoch Court, were acquired. These state-of-the-art buildings, aggregating 317,000 square feet, are located within one and a half miles of our Siempre Viva Business Park, and based on the high demand for top quality space in this area, we anticipate leasing both newly acquired buildings within the next year. Indian Harbour Place was acquired through a 25%-owned unconsolidated joint venture. This 164,000 square foot shopping center is located in Melbourne, Florida and is anchored by Publix. This shopping center represents our third property in Melbourne, Florida.

Subsequent to quarter end we have purchased three retail centers and acquired two additional centers through a 25%-owned unconsolidated joint venture. These properties are located in Florida, Kentucky, North Carolina and Tennessee.

The cash requirements for these acquisitions were initially financed under our revolving credit facilities, using available cash generated from dispositions of properties or using cash flow generated by our operating properties.

Dispositions
During the first six months of 2006, we sold nine shopping centers and two industrial properties, five of which were located in Texas, three in Kansas and one each in Arizona, Arkansas and Missouri. Sales proceeds from these dispositions totaled $166.3 million and generated gains of $73.2 million. Also sold during this same period were two shopping centers each in an unconsolidated joint venture, of which our share of the sales proceeds totaled $8.1 million and generated gains of $4.1 million.

Subsequent to the quarter end, we sold three shopping centers, two of which were located in Arkansas and one in Texas, and an industrial property in Tennessee.

New Development and Capital Expenditures
We currently have 16 properties in various stages of development. Eight of the properties are wholly owned and eight are part of joint ventures. We have invested $103 million to-date in these projects and we estimate our total investment will be $279 million out of the total required investment of $364 million. These properties are slated to open during the remainder of 2006 and 2007 and will add 2.0 million square feet to the portfolio.

Our new development projects are financed initially under our revolving credit facilities, using available cash generated from dispositions of properties or using cash flow generated by our operating properties.

Capital expenditures for additions to the existing portfolio, acquisitions, new development and investments in unconsolidated joint ventures totaled $221.9 million and $259.1 million for the first six months of 2006 and 2005, respectively.

Financing Activities:

Debt
Total debt outstanding increased to $2.4 billion at June 30, 2006 from $2.3 billion at December 31, 2005, due primarily to funding of acquisitions and new development activity. Total debt at June 30, 2006 includes $2.0 billion of which interest rates are fixed and $378.4 million, which bears interest at variable rates, including the effect of $75.0 million of interest rate swaps. Additionally, debt totaling $851.3 million was secured by operating properties while the remaining $1.5 billion was unsecured.

In February 2006 we amended and restated our $400 million unsecured revolving credit facility held by a syndicate of banks. This amended facility has an initial four-year term and provides a one-year extension option available at our request. Borrowing rates under this facility float at a margin over LIBOR, plus a facility fee. The borrowing margin and facility fee, which are currently 35 and 12.5 basis points, respectively, are priced off a grid that is tied to our senior unsecured credit. Under this facility, we are allowed to request bids for borrowings up to $200 million from the syndicate banks. Additionally, the facility contains an accordion feature, which allows us to increase the facility amount up to $600 million. As of July 31, 2006, the balance outstanding on this facility was $274 million at an interest rate of 5.7%, none of which was under the competitive bid provision in anticipation of our convertible bond offering. We also maintain a $20 million unsecured and uncommitted overnight facility that is used for cash management purposes, of which $13.6 million at 5.7% was outstanding at July 31, 2006. We are in full compliance with the covenants of our $400 million unsecured revolving credit facility.

At June 30, 2006 we had five interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $75.0 million that convert fixed rate interest payments at rates ranging from 4.2% to 6.8% to variable interest payments. Also, at June 30, 2006, we had three forward-starting interest rate swap contracts with an aggregate notional amount of $192.6 million, of which one with a notional amount of $74.0 million was entered into in May 2006. These contracts have been designated as cash flow hedges and mitigate the risk of increasing interest rates on forecasted long-term debt issuances over a maximum period of two years.

In June 2006 a $5 million swap matured in conjunction with the maturity of the associated medium term note. This contract was designated as a fair value hedge.

The interest rate swaps increased interest expense and decreased net income by $.1 million and $.2 million for the three and six months ended June 30, 2006, respectively, and increased the average interest rate of our debt by 0.02% for both periods. For the three and six months ended June 30, 2005, the interest rate swaps decreased interest expense and increased net income by $.4 million and $1.0 million, respectively, and decreased the average interest rate of our debt by 0.1% for both periods. We could be exposed to credit losses in the event of nonperformance by the counter-party; however, management believes the likelihood of such nonperformance is remote.

In conjunction with acquisitions completed during the first six months of 2006 and 2005, we assumed $18.9 million and $120.3 million, respectively, of nonrecourse debt secured by the related properties.

Financing Activities:

Equity
Common and preferred dividends increased to $88.4 million in the first six months of 2006, compared to $83.5 million for the first six months of 2005. The quarterly dividend rate for the common shares of beneficial interest in 2006 was $.465 compared to $.44 for the same periods in 2005. Our dividend payout ratio on common equity for the first six months of 2006 and 2005 approximated 66.3% and 64.5%, respectively, based on funds from operations for the applicable year.

In February 2006 our board of trust managers authorized up to $100 million for the purchase of outstanding common shares of beneficial interest in 2006. Share repurchases may be made in the open market or in privately negotiated transactions. During the first six months of 2006, there were no repurchases made. In July 2006 our board of trust managers revised the authorized repurchase amount of our common shares of beneficial interest to a total of $207 million, and we used $167.6 million of the net proceeds from the $575 million debt offering to purchase 4.3 million common shares of beneficial interest at $39.26 per share.

In September 2004 the SEC declared effective two additional shelf registration statements totaling $1.55 billion, all of which was available as of July 31, 2006. In addition, we have $160.4 million available as of July 31, 2006 under our $1 billion shelf registration statement, which became effective in April 2003. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

Contractual Obligations

The following table summarizes our principal contractual obligations as of June 30, 2006 (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total

Mortgages and Notes Payable:(1)
Unsecured Debt	$358,508	$149,764	$127,349	$94,471	$110,759	$1,156,151	$1,997,002
Secured Debt	51,870	83,881	246,334	117,049	97,844	574,231	1,171,209

Ground Lease Payments	997	1,876	1,782	1,737	1,691	41,085	49,168

Obligations to Acquire Projects	293,803						293,803

Obligations to Develop Projects	56,428	222,532					278,960

Total Contractual Obligations	$761,606	$458,053	$375,465	$213,257	$210,294	$1,771,467	$3,790,142

(1) Includes principal and interest with interest on variable-rate debt calculated using rates at June 30, 2006.

As of June 30, 2006 and December 31, 2005, we did not have any off-balance sheet arrangements that would materially affect our liquidity or availability of, or requirement for, our capital resources.

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

Funds from operations is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income available to common shareholders	$87,741	$67,679	$139,825	$101,716
Depreciation and amortization	30,617	29,447	61,075	57,759
Depreciation and amortization of unconsolidated joint ventures	1,106	939	2,124	1,843
Gain on sale of properties	(56,157)	(35,622)	(73,299)	(39,713)
(Gain) loss on sale of properties of unconsolidated joint ventures	(2,497)	2	(4,054)	3
Funds from operations	60,810	62,445	125,671	121,608
Funds from operations attributable to operating partnership units	2,355	2,161	4,727	4,234

Funds from operations assuming conversion of OP units	$63,165	$64,606	$130,398	$125,842

Weighted average shares outstanding - basic	89,519	89,178	89,446	89,150
Effect of dilutive securities:
Share options and awards	854	949	905	943
Operating partnership units	3,160	3,043	3,151	3,025

Weighted average shares outstanding - diluted	93,533	93,170	93,502	93,118

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

Based upon our current estimates, we expect the impact in 2006 of the adoption of SFAS No. 123(R) to be an additional expense of approximately $2.1 million. For the three and six months ended June 30, 2006, the incremental impact decreased both Income from Continuing Operations and Net Income by $.5 million and $1.0 million, respectively, and decreased both Net Income per Common Share - Basic and Net Income per Common Share - Diluted by $.01 and $.01, respectively.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3.” SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods’ financial statements of the change in accounting principle, unless it is impracticable to do so. This statement also redefines ”restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material effect on our financial position, results of operations or cash flows.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. There are also several disclosure requirements. The interpretation is effective for fiscal years beginning after December 15, 2006, and we do not expect the adoption of this interpretation to have a material effect on our consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose us to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At June 30, 2006, we had fixed-rate debt of $2.0 billion and variable-rate debt of $378.4 million, after adjusting for the net effect of $75.0 million notional amount of interest rate swaps. At June 30, 2005, we had fixed-rate debt of $2.0 billion and variable-rate debt of $227.1 million, after adjusting for the net effect of $95.0 million notional amount of interest rate swaps.

ITEM 4. Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2006. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2006.

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults in Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on May 1, 2006. At that meeting:

(1) The shareholders elected each of the nine nominees to the Board of Trust Managers for a one-year term:

TRUST MANAGER	FOR	WITHHELD

Stanford Alexander	79,883,846	724,628
Andrew M. Alexander	79,945,221	663,253
J. Murry Bowden	80,074,712	533,762
James W. Crownover	80,022,227	586,248
Robert J. Cruikshank	77,494,108	3,114,366
Melvin A. Dow	77,396,455	3,212,019
Stephen A. Lasher	79,570,331	1,038,144
Douglas W. Schnitzer	79,976,288	632,186
Marc J. Shapiro	79,727,774	880,700

TOTAL	714,090,962	11,385,306

(2) The shareholders ratified the appointment of Deloitte & Touche LLP as our independent accountants:

FOR	79,717,781
AGAINST	739,477
ABSTAIN	151,214

TOTAL	80,608,472

(3) The shareholders approved the amendment to the 2001 Long-Term Incentive Plan:

FOR	58,707,907
AGAINST	3,425,536
ABSTAIN	627,068

TOTAL	62,760,511

(4) The shareholders defeated the proposal entitled “Pay-For-Superior-Performance:”

FOR	16,989,649
AGAINST	44,962,909
ABSTAIN	809,079

TOTAL	62,761,637

Item 5. Other Information

None

Item 6. Exhibits

(a)		Exhibits:
3.1	—	Restated Declaration of Trust (filed as Exhibit 3.1 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.2	—	Amendment of the Restated Declaration of Trust (filed as Exhibit 3.2 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.3	—	Second Amendment of the Restated Declaration of Trust (filed as Exhibit 3.3 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.4	—	Third Amendment of the Restated Declaration of Trust (filed as Exhibit 3.4 to WRI's Registration Statement on Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.5	—
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

4.3	—	Form of Fixed Rate Senior Medium Term Note (filed as Exhibit 4.19 to WRI's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.4	—	Form of Floating Rate Senior Medium Term Note (filed as Exhibit 4.20 to WRI's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

4.5	—	Form of Fixed Rate Subordinated Medium Term Note (filed as Exhibit 4.21 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.6	—	Form of Floating Rate Subordinated Medium Term Note (filed as Exhibit 4.22 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.7	—
Statement of Designation of 6.75% Series D Cumulative Redeemable Preferred Shares (filed as Exhibit 3.1 to WRI’s Registration Statement on Form 8-A dated April 17, 2003 and incorporated herein by reference).

4.8	—
Statement of Designation of 6.95% Series E Cumulative Redeemable Preferred Shares (filed as Exhibit 3.1 to WRI’s Registration Statement on Form 8-A dated July 8, 2004 and incorporated herein by reference).

4.9	—	6.75% Series D Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to WRI’s Registration Statement on Form 8-A dated April 17, 2003 and incorporated herein by reference).
4.10	—	6.95% Series E Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to WRI’s Registration Statement on Form 8-A dated July 8, 2004 and incorporated herein by reference).
4.11	—
Form of Receipt for Depositary Shares, each representing 1/30 of a share of 6.75% Series D Cumulative Redeemable Preferred Shares, par value $.03 per share (filed as Exhibit 4.3 to WRI’s Registration Statement on Form 8-A dated April 17, 2003 and incorporated herein by reference).

4.12	—
Form of Receipt for Depositary Shares, each representing 1/100 of a share of 6.95% Series E Cumulative Redeemable Preferred Shares, par value $.03 per share (filed as Exhibit 4.3 to WRI’s Registration Statement on Form 8-A dated July 8, 2004 and incorporated herein by reference).

4.13	—	Form of 7% Notes due 2011 (filed as Exhibit 4.17 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.1†	—	1988 Share Option Plan of WRI, as amended (filed as Exhibit 10.1 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).
10.2†	—
The Savings and Investment Plan for Employees of Weingarten Realty Investors dated December 17, 2003 (filed as Exhibit 10.34 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.3†	—	The Savings and Investment Plan for Employees of WRI, as amended (filed as Exhibit 4.1 to WRI’s Registration Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).
10.4†	—
First Amendment to the Savings and Investment Plan for Employees of Weingarten Realty Investors dated August 1, 2005 (filed as Exhibit 10.25 on WRI’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.5†	—
The Fifth Amendment to Savings and Investment Plan for Employees of WRI (filed as Exhibit 4.1.1 to WRI’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).

10.6†	—
Mandatory Distribution Amendment for the Savings and Investment Plan for Employees of Weingarten Realty Investors dated August 1, 2005 (filed as Exhibit 10.26 on WRI’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.7†	—	The 1993 Incentive Share Plan of WRI (filed as Exhibit 4.1 to WRI’s Registration Statement on Form S-8 (No. 33-52473) and incorporated herein by reference).
10.8†	—	1999 WRI Employee Share Purchase Plan (filed as Exhibit 10.6 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.9†	—	2001 Long Term Incentive Plan (filed as Exhibit 10.7 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.10	—
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

10.34†*	—	Fifth Amendment to the Weingarten Realty Investors Deferred Compensation Plan.
12.1*	—	Computation of Fixed Charges Ratios.
14.1	—
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

DATE: August 9, 2006

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

4.3	—	Form of Fixed Rate Senior Medium Term Note (filed as Exhibit 4.19 to WRI's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.4	—	Form of Floating Rate Senior Medium Term Note (filed as Exhibit 4.20 to WRI's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.5	—	Form of Fixed Rate Subordinated Medium Term Note (filed as Exhibit 4.21 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.6	—	Form of Floating Rate Subordinated Medium Term Note (filed as Exhibit 4.22 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.7	—
Statement of Designation of 6.75% Series D Cumulative Redeemable Preferred Shares (filed as Exhibit 3.1 to WRI’s Registration Statement on Form 8-A dated April 17, 2003 and incorporated herein by reference).

4.8	—
Statement of Designation of 6.95% Series E Cumulative Redeemable Preferred Shares (filed as Exhibit 3.1 to WRI’s Registration Statement on Form 8-A dated July 8, 2004 and incorporated herein by reference).

4.9	—	6.75% Series D Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to WRI’s Registration Statement on Form 8-A dated April 17, 2003 and incorporated herein by reference).
4.10	—	6.95% Series E Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to WRI’s Registration Statement on Form 8-A dated July 8, 2004 and incorporated herein by reference).

4.11	—
Form of Receipt for Depositary Shares, each representing 1/30 of a share of 6.75% Series D Cumulative Redeemable Preferred Shares, par value $.03 per share (filed as Exhibit 4.3 to WRI’s Registration Statement on Form 8-A dated April 17, 2003 and incorporated herein by reference).

4.12	—
Form of Receipt for Depositary Shares, each representing 1/100 of a share of 6.95% Series E Cumulative Redeemable Preferred Shares, par value $.03 per share (filed as Exhibit 4.3 to WRI’s Registration Statement on Form 8-A dated July 8, 2004 and incorporated herein by reference).

4.13	—	Form of 7% Notes due 2011 (filed as Exhibit 4.17 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.1	—	1988 Share Option Plan of WRI, as amended (filed as Exhibit 10.1 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).
10.2	—
The Savings and Investment Plan for Employees of Weingarten Realty Investors dated December 17, 2003 (filed as Exhibit 10.34 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.3	—	The Savings and Investment Plan for Employees of WRI, as amended (filed as Exhibit 4.1 to WRI’s Registration Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).
10.4	—
First Amendment to the Savings and Investment Plan for Employees of Weingarten Realty Investors dated August 1, 2005 (filed as Exhibit 10.25 on WRI’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.5	—
The Fifth Amendment to Savings and Investment Plan for Employees of WRI (filed as Exhibit 4.1.1 to WRI’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 (No. 33-25581) and incorporated herein by reference).

10.6	—
Mandatory Distribution Amendment for the Savings and Investment Plan for Employees of Weingarten Realty Investors dated August 1, 2005 (filed as Exhibit 10.26 on WRI’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.7	—	The 1993 Incentive Share Plan of WRI (filed as Exhibit 4.1 to WRI’s Registration Statement on Form S-8 (No. 33-52473) and incorporated herein by reference).
10.8	—	1999 WRI Employee Share Purchase Plan (filed as Exhibit 10.6 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.9	—	2001 Long Term Incentive Plan (filed as Exhibit 10.7 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.10	—
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

10.34	—	Fifth Amendment to the Weingarten Realty Investors Deferred Compensation Plan.
12.1	—	Computation of Fixed Charges Ratios.
14.1	—
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