Form 10-Q
period 2006-09-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2006-11-09
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

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

As of October 31, 2006, there were 85,595,269 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

WEINGARTEN REALTY INVESTORS
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Rentals	$143,965	$129,273	$412,480	$377,671
Other	1,323	1,564	4,801	5,212
Total	145,288	130,837	417,281	382,883
Expenses:
Depreciation and amortization	32,535	30,113	94,896	87,081
Operating	23,918	19,593	64,317	55,584
Ad valorem taxes	19,770	15,942	51,709	45,566
General and administrative	5,497	4,354	16,500	13,123
Total	81,720	70,002	227,422	201,354

Operating Income	63,568	60,835	189,859	181,529
Interest Expense, net	(37,709)	(33,202)	(106,887)	(96,525)
Interest and Other Income	2,788	1,330	4,819	1,758
Equity in Earnings of Joint Ventures, net	2,253	1,895	10,866	4,788
Income Allocated to Minority Interests	(1,676)	(1,385)	(4,977)	(4,530)
Gain on Sale of Properties	26,871	132	27,008	22,111
Gain on Land and Merchant Development Sales	4,504		6,180
Provision for Income Taxes	(1,253)		(1,401)
Income from Continuing Operations	59,346	29,605	125,467	109,131
Operating Income from Discontinued Operations	1,015	4,138	6,611	13,437
Gain on Sale of Properties from Discontinued Operations	45,388	27,740	118,546	45,682
Income from Discontinued Operations	46,403	31,878	125,157	59,119
Net Income	105,749	61,483	250,624	168,250
Dividends on Preferred Shares	(2,526)	(2,525)	(7,576)	(7,576)
Net Income Available to Common Shareholders	$103,223	$58,958	$243,048	$160,674
Net Income Per Common Share - Basic:
Income from Continuing Operations	$0.65	$0.30	$1.33	$1.14
Income from Discontinued Operations	0.54	0.36	1.42	0.66
Net Income	$1.19	$0.66	$2.75	$1.80
Net Income Per Common Share - Diluted:
Income from Continuing Operations	$0.64	$0.30	$1.32	$1.13
Income from Discontinued Operations	0.51	0.35	1.35	0.64
Net Income	$1.15	$0.65	$2.67	$1.77

Net Income	$105,749	$61,483	$250,624	$168,250
Other Comprehensive Income:
Unrealized loss on derivatives	(8,384)		(1,913)
Amortization of loss on derivatives	85	86	257	255
Other Comprehensive Income (Loss)	(8,299)	86	(1,656)	255
Comprehensive Income	$97,450	$61,569	$248,968	$168,505

See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30,	December 31,
	2006	2005

ASSETS
Property	$4,397,465	$4,033,579
Accumulated Depreciation	(690,738)	(679,642)
Property - net	3,706,727	3,353,937
Investment in Real Estate Joint Ventures	120,891	84,348
Total	3,827,618	3,438,285
Notes Receivable from Real Estate Joint Ventures and Partnerships	28,099	42,195
Unamortized Debt and Lease Costs	123,947	95,616
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $4,939 in 2006 and $4,673 in 2005)	91,488	60,905
Cash and Cash Equivalents	187,036	42,690
Restricted Deposits and Mortgage Escrows	100,038	11,747
Other	70,945	46,303
Total	$4,429,171	$3,737,741

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt	$2,991,307	$2,299,855
Accounts Payable and Accrued Expenses	110,553	102,143
Other	127,654	102,099
Total	3,229,514	2,504,097
Minority Interest	90,446	83,358

Commitments and Contingencies

Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000;
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2006 and 2005; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2006 and 2005; liquidation preference $72,500	1	1
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 150,000; shares issued and outstanding: 85,543 in 2006 and 89,403 in 2005	2,576	2,686
Additional Paid In Capital	1,129,176	1,288,432
Accumulated Dividends in Excess of Net Income	(12,839)	(132,786)
Accumulated Other Comprehensive Loss	(9,706)	(8,050)
Shareholders' Equity	1,109,211	1,150,286
Total	$4,429,171	$3,737,741

See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,
	2006	2005

Cash Flows from Operating Activities:
Net income	$250,624	$168,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,337	94,930
Equity in earnings of joint ventures, net	(10,866)	(4,859)
Income allocated to minority interests	4,977	4,530
Gain on sale of properties	(151,734)	(67,793)
Distributions of income from unconsolidated entities	1,808	1,700
Changes in accrued rent and accounts receivable	(29,762)	5,470
Changes in other assets	(29,121)	(22,590)
Changes in accounts payable and accrued expenses	1,985	(29,954)
Other, net	1,403	597
Net cash provided by operating activities	137,651	150,281

Cash Flows from Investing Activities:
Investment in properties	(575,035)	(170,182)
Proceeds from sales and disposition of property, net	356,053	161,704
Changes in restricted deposits and mortgage escrows	(85,984)	(52,767)
Notes receivable:
Advances	(33,135)	(16,737)
Collections	47,265	4,119
Real estate joint ventures and partnerships:
Investments	(9,165)	(4,636)
Distributions	11,094	5,327
Net cash used in investing activities	(288,907)	(73,172)

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	700,782	87,777
Common shares of beneficial interest, net	2,244	2,108
Purchase of common shares of beneficial interest	(167,573)
Principal payments of debt	(96,414)	(63,973)
Common and preferred dividends paid	(130,677)	(125,338)
Other, net	(12,760)	863
Net cash provided by (used in) financing activities	295,602	(98,563)

Net increase (decrease) in cash and cash equivalents	144,346	(21,454)
Cash and cash equivalents at January 1	42,690	45,415

Cash and cash equivalents at September 30	$187,036	$23,961

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

The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in our annual financial statements and notes. These Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005 and our Current Report on Form 8-K filed on September 14, 2006.

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

Property
Real estate assets are stated at cost less accumulated depreciation, which, in the opinion of management, is not in excess of the individual property's estimated undiscounted future cash flows, including estimated proceeds from disposition. Depreciation is computed using the straight-line method, generally over estimated useful lives of 18-40 years for buildings and 10-20 years for parking lot surfacing and equipment. Major replacements where the betterment extends the useful life of the asset are capitalized and the replaced asset and corresponding accumulated depreciation are removed from the accounts. All other maintenance and repair items are charged to expense as incurred.

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

Sales of Real Estate
We recognize profit on sales of real estate, including merchant development sales, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” Profits are not recognized until (a) a sale is consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay; (c) the seller’s receivable is not subject to future subordination; and (d) we have transferred to the buyer the usual risks and rewards of ownership in the transaction, and we do not have a substantial continuing involvement with the property.

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

Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted cash that is held in a qualified escrow account for the purposes of completing like-kind exchange transactions. At September 30, 2006, we had $83.2 million held for like-kind exchange transactions and $16.8 million held in escrow related to our mortgages. At December 31, 2005, we had $11.7 million held in escrow related to our mortgages.

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

Per Share Data
Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Numerator:
Net income available to common shareholders - basic	$103,223	$58,958	$243,048	$160,674
Income attributable to operating partnership units	1,355	1,315	4,123	3,888

Net income available to common shareholders - diluted	$104,578	$60,273	$247,171	$164,562

Denominator:
Weighted average shares outstanding - basic	86,567	89,257	88,476	89,186
Effect of dilutive securities:
Share options and awards	905	930	902	880
Operating partnership units	3,138	3,129	3,150	3,060

Weighted average shares outstanding - diluted	90,610	93,316	92,528	93,126

Options to purchase 300 and 1,700 common shares for the three and nine months ended September 30, 2006, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price for the period. Options to purchase 371,149 and 372,149 common shares for the three and nine months ended September 30, 2005, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price for the period.

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

Cash Flow Information
All highly liquid investments with original maturities of three months or less are considered cash equivalents. We issued common shares of beneficial interest valued at $3.9 million and $1.3 million during the first nine months of 2006 and 2005, respectively, in exchange for interests in limited partnerships, which had been formed to acquire properties. During the nine months ended 2006 and 2005, in association with property acquisitions, we assumed debt totaling $76.2 million and $123.2 million, respectively, and we issued operating partnership units valued at $11.1 million and $6.0 million , respectively. Also, we accrued $10.2 million and $4.7 million during the first nine months of 2006 and 2005, respectively, associated with the construction of property. Cash payments for interest on debt, net of amounts capitalized, of $125.3 million and $119.8 million were made during nine months ended September 30, 2006 and 2005, respectively. A cash payment of $.6 million for federal income taxes was made during the first nine months of 2006. In connection with the sale of an 80% interest in five industrial properties in 2006 and two retail properties in 2005, we retained a 20% unconsolidated investment of $24.8 million and $14.7 million, respectively. In connection with the sale of improved properties, we received notes receivable totaling $2.6 million in July 2006, a $15.5 million capital lease obligation was settled in February 2005 and debt of $11.1 million was assumed in April 2005.

Reclassifications
Certain reclassifications of prior years’ amounts have been made to conform to the current year presentation, which includes the reclassification of the operating results of certain properties to discontinued operations. For additional information see Note 3, “Discontinued Operations.”

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

Based upon our current estimates, we expect the impact in 2006 of the adoption of SFAS No. 123(R) to be an additional expense of approximately $2.1 million. For the three and nine months ended September 30, 2006, the incremental impact decreased both Income from Continuing Operations and Net Income by $.5 million and $1.6 million, respectively, and decreased both Net Income per Common Share - Basic and Net Income per Common Share - Diluted by $.01 and $.02, respectively.

The following table illustrates the effect on Net Income Available to Common Shareholders and Net Income per Common Share if the fair value-based method had been applied to all outstanding and unvested share option awards for the period prior to the adoption of SFAS No. 123(R) (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005

Net income available to common shareholders	$58,958	$160,674
Stock-based employee compensation included in net income available to common shareholders	115	312
Stock-based employee compensation determined under the fair value-based method for all awards	(212)	(637)

Pro forma net income available to common shareholders	$58,861	$160,349

Net income per common share:
Basic - as reported	$.66	$1.80

Basic - pro forma	$.66	$1.80

Net income per common share:
Diluted - as reported	$.65	$1.77

Diluted - pro forma	$.64	$1.76

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

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R.” This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes will be reported in comprehensive income of a business entity. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

FASB Statement No. 157, “Fair Value Measurements,” was issued by the FASB in September 2006. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances.

Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-market value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data.

Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating the effects of this standard to our consolidated financial statements.

Note 3. Discontinued Operations

During the first nine months of 2006 we sold 14 shopping centers and three industrial properties, seven of which were located in Texas, three in Kansas, two each in Arkansas and Oklahoma and one each in Arizona, Missouri and Tennessee. Also, we classified two shopping centers totaling $8.2 million both located in Amarillo, Texas as held for sale as of September 30, 2006. In 2005 we sold 13 retail properties and a vacant building, ten of which were located in Texas and one each in Louisiana, Mississippi and Arkansas. Also in 2005, we sold two industrial properties in Texas and one in Nevada. The operating results of these properties have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as well as any gains on the respective disposition for all periods presented. Revenues recorded in Operating Income From Discontinued Operations related to our 2006 and 2005 dispositions totaled $1.9 million and $8.3 million for the quarter ended September 30, 2006 and 2005, respectively, and $14.3 million and $27.8 million for the nine months ended September 30, 2006 and 2005, respectively. Included in the Consolidated Balance Sheet at December 31, 2005 was $180.1 million of Property and $52.1 million of Accumulated Depreciation related to properties sold during the first nine months of 2006.

The discontinued operations reported in 2006 and 2005 had no debt that was required to be repaid upon their disposition. In addition, we elected not to allocate other consolidated interest to discontinued operations since the interest savings to be realized from the proceeds of the sale of these operations was not material.

Note 4. Derivatives and Hedging

We occasionally hedge the future cash flows of our debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions. At September 30, 2006, we had five interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $75.0 million that convert fixed interest payments at rates ranging from 4.2% to 6.8% to variable interest payments. We have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates. Also, at September 30, 2006, we had three forward-starting interest rate swap contracts with an aggregate notional amount of $192.6 million, of which one with a notional amount of $74.0 million was entered into in May 2006. The purpose of these forward-starting swaps, which are designated as cash flow hedges, is to mitigate the risk of future fluctuations in interest rates on forecasted issuances of long-term debt. Of these three contracts, one with a notional amount of $74.0 million has a cash settlement date of December 1, 2006 and two with an aggregate notional amount of $118.6 million effective January 2008. We have determined that they are highly effective in offsetting future variable interest cash flows on anticipated long-term debt issuances.

In June 2006 a $5 million swap matured in conjunction with the maturity of the associated medium term note. This contract was designated as a fair value hedge.

Changes in the market value of fair value hedges as well as changes in the market value of the hedged item are recorded in earnings each reporting period. For the quarter and nine months ending September 30, 2006 and 2005, these changes in fair market value offset with minimal impact to earnings. The derivative instruments at September 30, 2006 and December 31, 2005 were reported at their fair values in Other Assets, net of accrued interest, of $.1 million and $.4 million, respectively, and as Other Liabilities, net of accrued interest, of $6.4 million and $4.4 million, respectively.

As of September 30, 2006 and December 31, 2005, the balance in Accumulated Other Comprehensive Loss relating to derivatives was $6.8 million and $5.1 million, respectively. Within the next twelve months, we expect to amortize to interest expense approximately $.3 million of the balance in Accumulated Other Comprehensive Loss.

The interest rate swaps increased interest expense and decreased net income by $.2 million and $.3 million for the three and nine months ended September 30, 2006, respectively, and increased the average interest rate of our debt by .02% for both periods. For the three and nine months ended September 30, 2005, the interest rate swaps decreased interest expense and increased net income by $.2 million and $1.2 million, respectively, and decreased the average interest rate of our debt by .1% for both periods. We could be exposed to credit losses in the event of nonperformance by the counter-party; however, management believes the likelihood of such nonperformance is remote.

Note 5. Debt

Our debt consists of the following (in thousands):

	September 30,	December 31,
	2006	2005

Debt payable to 2030 at 4.0% to 8.9%	$2,723,472	$2,049,470
Unsecured notes payable under revolving credit agreements	229,600	210,000
Obligations under capital leases	33,460	33,460
Industrial revenue bonds payable to 2015 at 4.2% to 6.3%	4,775	6,925

Total	$2,991,307	$2,299,855

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	September 30,	December 31,
	2006	2005

As to interest rate (including the effects of interest rate swaps):
Fixed-rate debt	$2,665,191	$1,986,059
Variable-rate debt	326,116	313,796

Total	$2,991,307	$2,299,855

As to collateralization:
Unsecured debt	$2,046,791	$1,457,805
Secured debt	944,516	842,050

Total	$2,991,307	$2,299,855

In February 2006 we amended and restated our $400 million unsecured revolving credit facility. The amended facility has an initial four-year term and provides a one-year extension option available at our request. Borrowing rates under this amended facility float at a margin over LIBOR, plus a facility fee. The borrowing margin and facility fee, which are currently 37.5 and 12.5 basis points, respectively, are priced off a grid that is tied to our senior unsecured credit ratings. This amended facility retains a competitive bid feature that allows us to request bids for amounts up to $200 million from each of the syndicate banks. Additionally, the amended facility contains an accordion feature, which allows us the ability to increase the facility up to $600 million.

At September 30, 2006 and December 31, 2005, the balance outstanding under the $400 million revolving credit facility was $209.6 million at an average variable interest rate of 5.6% and $190.0 million at an average variable interest rate of 4.5%, respectively. We also have an agreement for an unsecured and uncommitted overnight facility totaling $20 million with a bank that is used for cash management purposes. At September 30, 2006 and December 31, 2005, we had $20.0 million outstanding under this credit facility at a variable interest rate of 5.7% and 4.7%, respectively. Letters of credit totaling $14.4 million and $14.9 million were outstanding under the $400 million revolving credit facility at September 30, 2006 and December 31, 2005, respectively. The available balance under our revolving credit agreement was $176.0 million at September 30, 2006. During the first nine months of 2006 the maximum balance and weighted average balance outstanding under both the $400 million and the $20 million revolving credit facilities combined were $293.9 million and $185.4 million, respectively, at a weighted average interest rate of 5.1%.

In conjunction with acquisitions completed during the first nine months of 2006 and 2005, we assumed $76.2 million and $123.2 million, respectively, of nonrecourse debt secured by the related properties.

Scheduled principal payments on our debt (excluding $229.6 million due under our revolving credit agreements, $16 million of capital leases and $2.7 million market value of interest rate swaps) are due during the following years (in thousands):

2006	$11,216
2007	104,923
2008	251,650
2009	112,437
2010	108,524
2011	913,857
2012	303,078
2013	295,169
2014	333,894
2015	152,704
Thereafter	158,284

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios and minimum net worth requirements. Management believes that we are in compliance with all restrictive covenants including our $400 million unsecured revolving credit facility, which is our most restrictive agreement.

In July 2006 we priced an offering of $575 million aggregate principal amount of 3.95% convertible senior notes due 2026, which closed on August 2, 2006. Interest is payable semi-annually in arrears on February 1 and August 1 of each year, beginning February 1, 2007. The net proceeds from the sale of the notes were used for general business purposes, to repurchase 4.3 million of our common shares of beneficial interest and to reduce amounts outstanding under our revolving credit facility.

The notes are senior unsecured obligations and rank equally with all of our other senior unsecured indebtedness. The notes will mature on August 1, 2026 unless previously redeemed, repurchased or converted in accordance with their terms prior to that date. Prior to August 4, 2011, we may not redeem the notes except to preserve our status as a REIT for U.S. federal income tax purposes. However, on or after August 4, 2011, we may redeem the notes in whole or in part, upon not less than 30, nor more than 60, days prior written notice to holders of the notes, for cash equal to 100% of the principal amount of the notes to be redeemed plus any unpaid interest (including additional interest, if any) accrued to the redemption date.

Holders of the notes may require us to repurchase their notes in whole or in part on August 1, 2011, August 1, 2016 and August 1, 2021 for cash equal to 100% of the principal amount of the notes to be repurchased plus any unpaid interest (including additional interest, if any) accrued to the repurchase date.

The holders of the notes may also require us to repurchase their notes in whole or in part for cash equal to 100% of the principal amount of the notes to be repurchased plus any unpaid interest (including additional interest, if any) accrued to the repurchase date if we undergo certain change in control transactions on or prior to August 4, 2011.

The initial conversion rate for each $1,000 principal amount of notes is 20.3770 of our common shares, payable in cash and, at our election, common shares. This is equivalent to an initial conversion price of $49.075 per common share. In addition, if certain change in control transactions occur on or prior to August 4, 2011 and a holder elects to convert notes in connection with any such transaction, we will increase the conversion rate in connection with such conversion by a number of additional common shares based on the date such transaction becomes effective and the price paid per common share. The conversion rate may also be adjusted under certain other circumstances, including the payment of cash dividends in excess of our current regular quarterly common share cash dividend of $0.465 per share.

Holders may convert their notes based on the applicable conversion rate (described below) prior to the close of business on the second business day prior to the stated maturity date at any time on or after August 1, 2025 and also under any of the following circumstances:

•
during any calendar quarter beginning after December 31, 2006 (and only during such calendar quarter), if, and only if, the closing sale price of our common shares for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the preceding calendar quarter is greater than 130% of the conversion price per common share in effect on the applicable trading day;

•
during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price of the notes was less than 98% of the product of the closing sale price of our common shares multiplied by the applicable conversion rate;

•	if those notes have been called for redemption, at any time prior to the close of business on the third business day prior to the redemption date; or

•	if our common shares are not listed on a U.S. national or regional securities exchange or quoted on the NASDAQ National Market for 30 consecutive trading days.

Upon the conversion of notes, we will deliver cash and, at our election, common shares, with an aggregate value, which we refer to as the “conversion value,” equal to the conversion rate multiplied by the average price of our common shares as follows: (i) an amount in cash, which we refer to as the “principal return,” equal to the lesser of (a) the principal amount of the converted notes and (b) the conversion value and (ii) if the conversion value is greater than the principal return, an amount with a value equal to the difference between the conversion value and the principal return, which we refer to as the “net amount.” The net amount may be paid, at our option, in cash, common shares or a combination of cash and common shares. We refer to any cash delivered upon the conversion of notes as part of the net amount as the “net cash amount” and we refer to any common shares delivered upon the conversion of notes as the “net shares.” Any portion of the net amount that we elect to issue as net shares will be based on the average of the daily share amounts for each trading day in the ten consecutive trading-day period except that we will pay cash in lieu of any fractional common shares issuable.

As part of the offering, we agreed to file a shelf registration statement related to the resale of the debentures and the common shares issuable upon conversion of the debentures within a specified period of time and to have the registration statement become effective and maintain effectiveness during periods specified in the debenture agreement. If the registration statement ceases to be effective, we could be subject to liquidated damage payments of up to 0.50% per year on the principal amount of the debentures during the period that the registration statement is not effective, as defined in the debenture agreement. The registration statement was filed within the specified time on October 31, 2006.

Note 6. Property

Our property consists of the following (in thousands):

	September 30,	December 31,
	2006	2005

Land	$821,622	$761,454
Land held for development	26,604	20,634
Land under development	75,168	16,895
Buildings and improvements	3,410,092	3,195,207
Construction-in progress	55,793	39,389
Property held for sale	8,186
Total	$4,397,465	$4,033,579

Interest capitalized to land under development or buildings under construction was $2.1 million and $.7 million for the quarter ended September 30, 2006 and 2005, respectively, and $4.3 million and $2.3 million for the nine months ended September 30, 2006 and 2005, respectively. Ad valorem taxes capitalized to land under development or buildings under construction was $.5 million and $0 for the quarter ended September 30, 2006 and 2005, respectively, and $.5 million and $.3 million for the nine months ended September 30, 2006 and 2005, respectively.

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

During the first nine months of 2006, we completed the acquisition of 19 shopping centers and three industrial properties that are located in California, Florida, Georgia, Kentucky, North Carolina, Tennessee and Texas. Also, we purchased tracts of land in Arizona, California, Colorado, Florida, North Carolina and Texas for ten developments that commenced in 2006.

Note 7. Investments in Real Estate Joint Ventures

We own interests in joint ventures or limited partnerships in which we exercise significant influence but do not have financial and operating control. These partnerships are accounted for under the equity method. Our interests in these joint ventures and limited partnerships range from 20% to 75%. Combined condensed unaudited financial information of these ventures (at 100%) is summarized as follows (in thousands):

	September 30,	December 31,
	2006	2005
Combined Balance Sheets

Property	$660,102	$397,689
Accumulated depreciation	(37,064)	(32,032)
Property - net	623,038	365,657

Other assets	87,158	61,543

Total	$710,196	$427,200

Debt	$263,048	$136,182
Amounts payable to WRI	26,336	43,239
Other liabilities	15,340	12,081
Accumulated equity	405,472	235,698

Total	$710,196	$427,200

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Combined Statements of Income

Revenues	$15,721	$10,693	$41,236	$29,509

Expenses:
Interest	4,617	2,803	12,076	7,438
Depreciation and amortization	3,556	2,188	9,527	6,692
Operating	1,900	1,299	5,193	3,688
Ad valorem taxes	1,840	1,318	4,426	3,643
General and administrative	156	115	415	396

Total	12,069	7,723	31,637	21,857

Gain on land and merchant development sales		170	555	170
Gain (loss) on sale of property	1	3	5,993	(5)

Net Income	$3,653	$3,143	$16,147	$7,817

Our investment in real estate joint ventures, as reported on the consolidated balance sheets, differs from our proportionate share of the joint ventures' underlying net assets due to basis differentials, which arose upon the transfer of assets from us to the joint ventures. This basis differential, which totaled $17.4 million and $10.3 million at September 30, 2006 and December 31, 2005, respectively, is amortized over the useful lives of the related assets.

Fees earned by us for the management of these joint ventures totaled $.3 million and $.2 million for the quarter ended September 30, 2006 and 2005, respectively, and $1.0 million and $.6 million for the nine months ended September 30, 2006 and 2005, respectively.

During the first nine months of 2006, we invested in a 25%-owned unconsolidated joint venture, which acquired five shopping centers: Fresh Market Shoppes is located in Hilton Head, South Carolina; Shoppes at Paradise Isle is located in Destin, Florida; Indian Harbor Place is located in Melbourne, Florida, and both Quesada Commons and Shoppes of Port Charlotte are located in Port Charlotte, Florida. Two 50%-owned joint ventures commenced development of a retail center each located in Mission, Texas and Apple Valley, California. Also, two shopping centers, one each in Crosby and Dickinson, Texas, were sold. Our share of the sales proceeds totaled $8.1 million and generated a gain of $4.1 million. Associated with our land and merchant development activities, a parcel of land in Houston, Texas was sold in a 75%-owned joint venture, of which our share of the gain totaled $.4 million.

During the third quarter of 2006, we formed a strategic joint venture with Mercantile Real Estate Advisors, Inc. (“MREA”) to acquire and operate industrial properties within target markets across the United States. MREA served as investment advisor to the AFL-CIO Building Investment Trust (“BIT”). The BIT is a $2.4 billion bank collective trust fund serving pension plans with union beneficiaries. The joint venture is 80% owned by BIT and 20% by us.

We will oversee the acquisition process and the ongoing management and leasing of the properties. Acquisitions will be focused on bulk warehouse and business distribution properties within targeted markets. The partners plan to invest $500 million in total capital over the next two years including leverage targeted at approximately 50% of total capital. As part of this transaction, we provided the initial “seeding” for the joint venture, contributing 16 buildings at five properties with a total value of $123 million and aggregating more than two million square feet. The sale of an 80% interest in these properties resulted in a gain to us of $26.9 million, and due to our continuing involvement with these properties, the operating results have not been reclassified and reported in discontinued operations. The properties are located in the San Diego, Memphis, and Atlanta markets.

During the first nine months of 2005, we acquired our joint venture partners' interest in one of our existing shopping centers located in Texas, and a 50%-owned unconsolidated joint venture acquired an interest in a retail property located in McAllen, Texas, which will be redeveloped. We sold an 80% interest in two retail properties totaling 295,000 square feet in Lafayette and Shreveport, Louisiana. These properties were held in tenancy-in-common arrangements in which we retained a 20% interest. Additionally, we acquired a 25% interest in Lake Washington Crossing, a 118,800 square foot retail center in Melbourne, Florida and a 50%-owned unconsolidated joint venture commenced development on a 161,000 square foot retail center located in Liberty Lake, Washington.

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

Information concerning our reportable segments is as follows (in thousands):

	Shopping
	Center	Industrial	Other	Total

Three Months Ended September 30, 2006:
Revenues	$130,605	$14,406	$277	$145,288
Net operating income (loss)	93,041	9,463	(904)	101,600
Equity in earnings of joint ventures	2,069	39	145	2,253
Investment in real estate joint ventures	117,602	437	2,852	120,891
Total assets	3,565,720	292,610	570,841	4,429,171

Three Months Ended September 30, 2005:
Revenues	$118,259	$12,117	$461	$130,837
Net operating income	86,261	8,860	181	95,302
Equity in earnings of joint ventures	1,844	9	42	1,895
Investment in real estate joint ventures	58,761	492	1,753	61,006
Total assets	3,017,140	306,374	343,886	3,667,400

Nine Months Ended September 30, 2006:
Revenues	$373,070	$42,993	$1,218	$417,281
Net operating income (loss)	271,782	29,811	(338)	301,255
Equity in earnings of joint ventures	10,502	84	280	10,866

Nine Months Ended September 30, 2005:
Revenues	$346,595	$34,672	$1,616	$382,883
Net operating income	255,891	24,986	856	281,733
Equity in earnings of joint ventures	4,659	52	77	4,788

Net operating income reconciles to Income from Continuing Operations as shown on the Statements of Consolidated Income and Comprehensive Income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Total segment net operating income	$101,600	$95,302	$301,255	$281,733
Depreciation and amortization	(32,535)	(30,113)	(94,896)	(87,081)
General and administrative	(5,497)	(4,354)	(16,500)	(13,123)
Interest expense, net	(37,709)	(33,202)	(106,887)	(96,525)
Interest and other income	2,788	1,330	4,819	1,758
Equity in earnings of joint ventures, net	2,253	1,895	10,866	4,788
Income allocated to minority interests	(1,676)	(1,385)	(4,977)	(4,530)
Gain on sale of properties	26,871	132	27,008	22,111
Gain on land and merchant development sales	4,504		6,180
Provision for income taxes	(1,253)		(1,401)

Income from Continuing Operations	$59,346	$29,605	$125,467	$109,131

Note 9. Employee Benefit Plans

WRI sponsors a noncontributory qualified retirement plan and a separate and independent nonqualified supplemental retirement plan for officers of WRI. The components of net periodic benefit costs for both plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Service cost	$772	$815	$2,316	$1,925
Interest cost	565	537	1,695	1,315
Expected return on plan assets	(346)	(343)	(1,038)	(849)
Prior service cost	(32)	(37)	(96)	(91)
Recognized loss	102	46	306	113

Total	$1,061	$1,018	$3,183	$2,413

During the nine months ended September 30, 2006 and 2005, we contributed $1.5 million and $1.7 million, respectively, to the qualified retirement plan and $2.0 million and $3.4 million, respectively, to the supplemental retirement plan. We do not expect to make any additional contributions to either plan in 2006.

We have a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the Internal Revenue Service. We match employee contributions at the rate of $.50 per $1.00 for the first 6% of the employee's salary. The employees vest in the employer contributions ratably over a six-year period. Compensation expense related to the plan was $.2 million for both the three months ended September 30, 2006 and 2005 and $.5 million for both nine months ended September 30, 2006 and 2005.

We have an Employee Share Purchase Plan under which .6 million of our common shares have been authorized. These shares, as well as common shares purchased by us on the open market, are made available for sale to employees at a discount of 15%. Purchases are limited to 10% of an employee’s regular salary. Shares purchased by the employee under the plan are restricted from being sold for two years from the date of purchase or until termination of employment. During the first nine months of 2006 and 2005, a total of 16,769 and 16,502 shares, respectively, were purchased for the employees at an average per share price of $33.83 and $30.56, respectively.

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

Note 10. Identified Intangible Assets and Liabilities

Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	September 30,	December 31,
	2006	2005

Identified Intangible Assets:
Above-Market Leases (included in Other Assets)	$15,737	$12,838
Above-Market Leases - Accumulated Amortization	(4,956)	(3,393)
Lease Origination Costs (incl. in Unamortized Debt and Lease Cost)	62,999	42,772
Lease Origination Costs - Accumulated Amortization	(14,717)	(10,822)

	$59,063	$41,395

Identified Intangible Liabilities (included in Other Liabilities):
Below-Market Leases	$31,597	$17,012
Below-Market Leases - Accumulated Amortization	(6,126)	(3,735)
Out-of-Market Assumed Mortgages	59,704	60,792
Out-of-Market Assumed Mortgages - Accumulated Amortization	(16,325)	(12,143)

	$68,850	$61,926

These identified intangible assets and liabilities are amortized over the terms of the acquired leases or the remaining lives of the assumed mortgages.

The net amortization of above-market and below-market leases increased Revenues-Rentals by $.5 and $.1 million for the quarter ended September 30, 2006 and 2005, respectively and by $.8 million and $.2 million for the nine months ended September 30, 2006 and 2005, respectively. The estimated net amortization of these intangible assets and liabilities for each of the next five years is as follows (in thousands):

2007	$2,979
2008	2,531
2009	2,413
2010	1,463
2011	782

The amortization of lease origination costs, which is recorded in Depreciation and Amortization, was $1.9 million and $1.7 million for the quarter ended September 30, 2006 and 2005, respectively, and $5.4 million and $4.5 million for the nine months ended September 30, 2006 and 2005, respectively. The estimated amortization of this intangible asset for each of the next five years is as follows (in thousands):

2007	$8,787
2008	7,586
2009	6,616
2010	5,559
2011	4,156

The amortization of out-of-market assumed mortgages decreased Interest Expense by $1.9 million and $1.7 million for the quarter ended September 30, 2006 and 2005, respectively, and $5.5 million and $5.1 million for the nine months ended September 30, 2006 and 2005, respectively. The estimated amortization of this intangible liability for each of the next five years is as follows (in thousands):

2007	$7,455
2008	6,385
2009	4,990
2010	4,248
2011	2,924

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

For the three and nine months ending September 30, 2006, we recorded a provision for federal income taxes of $1.2 million and $1.3 million, respectively, in our taxable REIT subsidiaries.

On May 18, 2006 the State of Texas enacted a “margin tax” to replace the current franchise tax. It is calculated by applying a tax rate against a base that considers both revenues and expenses and becomes due May 15, 2008 based on our fiscal year ending on December 31, 2007. In accordance with SFAS No. 109, “Accounting for Income Taxes,” a deferred tax provision for the Texas margin tax of $.02 million and $.1 million, respectively, was recorded for the three and nine months ended September 30, 2006.

Note 12. Commitments and Contingencies

We participate in seven ventures structured as DownREIT partnerships that have properties in Arkansas, California, Georgia, North Carolina, Texas and Utah. As general partner we have operating and financial control over these ventures and consolidate their operations in our consolidated financial statements. These ventures allow the outside limited partners to put their interest to the partnership for our common shares of beneficial interest or an equivalent amount in cash. We may acquire any limited partnership interests that are put to the partnership and we have the option to redeem the interest in cash or a fixed number of our common shares at our discretion. During the first nine months of 2006 and 2005, we issued common shares of beneficial interest valued at $3.9 million and $1.3 million, respectively, in exchange for certain of these limited partnership interests.

We expect to invest approximately $30.4 million in 2006, $158.8 million in 2007, $26.3 in 2008 and the remaining balance of $.9 million in 2009 to complete construction of 21 properties under various stages of development. As of September 30, 2006, we expect to invest $256.8 million towards the acquisition of operating properties for the remainder of 2006.

The purchase agreement of the North American portfolio allows for the subsequent development and leasing of an additional phase of Brookwood Marketplace by the property seller. If the terms of the purchase agreement are met by the seller, the purchase price would be increased by approximately $6.9 million. This agreement expires in August 2008.

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

Note 13. Share Options and Awards

In 1988 we adopted a Share Option Plan that provided for the issuance of options and share awards up to a maximum of 1.6 million common shares. This plan expired in December 1997, but some awards made pursuant to it remain outstanding as of September 30, 2006.

In 1992 we adopted the Employee Share Option Plan that grants 100 share options to every employee, excluding officers, upon completion of each five-year interval of service. This plan expires in 2012 and provides options for a maximum of 225,000 common shares. Options granted under this plan are exercisable immediately.

In 1993 we adopted the Incentive Share Option Plan that provided for the issuance of up to 3.9 million common shares, either in the form of restricted shares or share options. This plan expired in 2002, but some awards made pursuant to it remain outstanding as of September 30, 2006. The share options granted to nonofficers vest over a three-year period beginning after the grant date, and for officers vest over a seven-year period beginning two years after the grant date. Restricted shares under this plan have multiple vesting periods. Prior to 2000, restricted shares generally vested over a ten-year period. Effective in 2000, the vesting period became five years. In addition, the vesting period for these restricted shares can be accelerated based on appreciation in the market share price. All restricted shares related to this plan vested prior to 2005.

In 2001 we adopted the Long-term Incentive Plan for the issuance of options and share awards. In 2006 the maximum number of common shares issuable under this plan was increased to 4.8 million common shares of beneficial interest, of which 3.4 million is available for the future grant of options or awards at September 30, 2006. This plan expires in 2011. The share options granted to nonofficers vest over a three-year period beginning after the grant date, and share options and restricted shares for officers vest over a five-year period after the grant date. Restricted shares granted to trust managers vest immediately.

Our Employee Share Option Plan and the Long-term Incentive Plan provide for the granting of share options to employees at an exercise price equal to the quoted fair market value of our common shares on the date of grant and expire upon termination of employment or ten years from the date of grant. In the Long-term Incentive Plan restricted shares for officers and trust managers are granted at no exercise price. Our policy is to recognize compensation expense for equity awards ratably over the vesting period. For the three months ended September 30, 2006 and 2005, compensation expense associated with share options and restricted shares totaled $1.0 million and $.3 million, of which $.2 million and $.1 million was capitalized, respectively. For the nine months ended September 30, 2006 and 2005, compensation expense associated with share options and restricted shares totaled $3.1 million and $.9 million, of which $.8 million and $.3 million was capitalized, respectively.

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

Nine Months Ended
September 30,
2006

Fair value per share	$3.22
Dividend yield	6.3%
Expected volatility	16.9%
Expected life (in years)	6.7
Risk-free interest rate	4.4%

Following is a summary of the option activity for the nine months ended September 30, 2006:

	Shares	Weighted
	Under	Average
	Option	Exercise Price
Outstanding, January 1, 2006	3,179,646	$27.47
Granted	5,600	38.89
Forfeited or expired	(26,761)	30.89
Exercised	(456,816)	20.74
Outstanding, September 30, 2006	2,701,669	$28.60

The total intrinsic value of options exercised was $1.9 million and $3.6 million for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the total intrinsic value of options exercised was $8.9 million and $5.9 million, respectively. As of September 30, 2006, there was approximately $3.3 million of total unrecognized compensation cost related to nonvested share options, which is expected to be amortized over a weighted average of 2.6 years. During the first nine months of 2005, 1,700 share options were granted.

The following table summarizes information about share options outstanding and exercisable at September 30, 2006:

	Outstanding				Exercisable
		Weighted
		Average	Weighted	Aggregate		Weighted	Aggregate
		Remaining	Average	Intrinsic		Average	Intrinsic
Range of		Contractual	Exercise	Value		Exercise	Value
Exercise Prices	Number	Life	Price	(000’s)	Number	Price	(000’s)

$16.89 - $24.58	1,348,692	5.21 years	$21.65		696,175	$20.84

$24.59 - $30.09	463,588	7.16 years	$30.07		221,751	$30.05

$30.10 - $39.75	889,389	9.01 years	$38.36		84,547	$39.75

Total	2,701,669	6.80 years	$28.60	$39,958	1,002,473	$24.47	$18,596

A summary of the status of nonvested restricted shares for the nine months ended September 30, 2006 is as follows:

	Nonvested	Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2006	142,268	$36.32
Granted	11,214	39.14
Vested	(11,214)	39.14
Forfeited	(3,041)	36.24
Outstanding, September 30, 2006	139,227	$36.32

As of September 30, 2006, there was approximately $4.0 million of total unrecognized compensation cost related to nonvested restricted shares, which is expected to be amortized over a weighted average of 3.4 years.

Note 14. Subsequent Events

In November 2006 we announced the formation of a joint venture with TIAA-CREF to hold and operate the Woolbright Properties Portfolio. TIAA-CREF will own 80% of the venture and we will own 20%. We will oversee the ongoing management and leasing of the properties.

Also, we sold the two Texas shopping centers, which were classified as held for sale as of September 30, 2006, and we purchased two retail centers and two industrial facilities. These properties are located in Florida and Texas.

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

Executive Overview

Weingarten Realty Investors is a real estate investment trust (“REIT”) that has been in the business of owning and developing shopping centers and other commercial real estate since 1948. We are focused on delivering solid returns to our shareholders by actively developing, acquiring and intensively managing properties in 21 states generally spanning the southern portion of the United States from coast to coast. Our portfolio of properties includes neighborhood and community shopping centers and industrial properties aggregating over 47.5 million square feet out of a total of 63.1 million square feet including square feet owned by others. We have a diversified tenant base with our largest tenant comprising 3% of total rental revenues during the first nine months of 2006.

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

At September 30, 2006, we owned or operated under long-term leases, either directly or through our interests in joint ventures or partnerships, a total of 362 income-producing properties, of which 10 are still in development, and another 11 non-income producing properties that are in various stages of development. Our properties include 309 shopping centers and 64 industrial properties. We have approximately 7,300 leases and 5,400 different tenants. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including ad valorem taxes, and additional rent payments based on a percentage of the tenants' sales. The majority of our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.

In assessing the performance of our properties, management carefully tracks the occupancy of the portfolio. Occupancy for the total portfolio was 94.0% at September 30, 2006 compared to 94.7% at September 30, 2005. Another important indicator of performance is the spread in rental rates on a same-space basis as we complete new leases and renew existing leases. We completed 355 new leases or renewals in the third quarter of 2006 totaling 1.3 million square feet, increasing rental rates an average of 7.3% on a cash basis. During the first nine months of 2006, we completed 981 new leases or renewals totaling 4.5 million square feet, increasing rental rates an average of 7.3% on a cash basis.

To grow through acquisitions and new developments, management closely monitors movements in returns in relation to our blended weighted average cost of capital, the amount of product in the acquisition and new development pipelines and the geographic areas in which opportunities are present. During the first nine months of 2006, we acquired three industrial properties and 19 shopping centers and invested in a 25%-owned joint venture, which acquired five shopping centers. Our investment in these properties totaled $559.4 million. For additional information on each property acquisition, see “Investing Activities” within “Capital Resources and Liquidity.”

Our new development program has been growing each quarter. We currently have 21 properties in various stages of development. Eight of the properties are wholly owned and 13 are part of joint ventures. We have invested $130 million to-date in these projects and we estimate our total investment will be $346 million out of the total required investment of $477 million. These properties are slated to open over the next three years and will add approximately 2.5 million square feet to the portfolio out of total of almost six million square feet. We expect to complete these developments during the next three years.

Our new development program also includes a merchant developer component where we will build, lease and then sell the developed real estate. For the first nine months of 2006, we recognized a gain on land and merchant development sales of $6.2 million from the sale of an unimproved land tract in Phoenix, Arizona and the Timber Springs shopping center in Orlando, Florida. Our new development program described above includes eight developments, which are potential merchant developments.

In addition to the 21 new development projects, we have significantly increased our development pipeline. This pipeline includes 17 development sites that are in various stages of negotiation, which could add 2.6 million square feet with an investment value of approximately $560 million. In addition to the 17 development sites, we have another 33 development sites under preliminary pursuit. Our development pipeline includes properties that are in the early stages, and we may not proceed with the purchase of all of these land sites for a variety of reasons. Our current development pipeline is representative of the level required to produce completed developments in our target range of $250 - $300 million annually.

We expect to continue to grow as a result of acquisitions in addition to new development. Although the acquisition market remains challenging, we have over $460 million of potential acquisitions in various stages of due diligence, of which $256.8 million has been committed towards acquisitions during the fourth quarter of 2006. These potential acquisitions are still subject to a stringent due diligence process and, therefore, there is no assurance that any or all will be purchased. Changes in interest rates and the capitalization rates inherent in the pricing of acquisitions could affect our external growth prospects.

Subsequent to September 30, 2006, we acquired two retail centers and two industrial facilities. These properties are located in Florida and Texas.

Continuing our strategy of selling assets that no longer meet our ownership criteria, we sold 14 shopping centers and three industrial properties, seven of which were located in Texas, three in Kansas, two each in Arkansas and Oklahoma and one each in Arizona, Missouri and Tennessee, during the first nine months of 2006. Sales proceeds from these dispositions totaled $263 million and generated gains of $118.5 million. Also sold during this same period were two shopping centers each in an unconsolidated joint venture, of which our share of the sales proceeds totaled $8.1 million and generated gains of $4.1 million.

Subsequent to the September 30,2006, we sold two shopping centers both located in Texas.

We remain committed to an accelerated disposition plan for non-core properties. We will continue to sell properties in smaller markets where we have a minimal investment or markets with slower growth rates, which are often the markets that have low barriers to entry. We plan to sell approximately $100 million of non-core assets during the fourth quarter of 2006, which will allow us to recycle capital and reduce our need to raise new equity.

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

Property
Real estate assets are stated at cost less accumulated depreciation, which, in the opinion of management, is not in excess of the individual property's estimated undiscounted future cash flows, including estimated proceeds from disposition. Depreciation is computed using the straight-line method, generally over estimated useful lives of 18-40 years for buildings and 10-20 years for parking lot surfacing and equipment. Major replacements where the betterment extends the useful life of the asset are capitalized and the replaced asset and corresponding accumulated depreciation are removed from the accounts. All other maintenance and repair items are charged to expense as incurred.

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

Sales of Real Estate
We recognize profit on sales of real estate, including merchant development sales, in accordance with SFAS No. 66, “Accounting for Sales of Real Estate.” Profits are not recognized until (a) a sale is consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay; (c) the seller’s receivable is not subject to future subordination; and (d) we have transferred to the buyer the usual risks and rewards of ownership in the transaction, and we do not have a substantial continuing involvement with the property.

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

Results of Operations
Comparison of the Three Months Ended September 30, 2006 to the Three Months Ended September 30, 2005

Revenues
Total revenues were $145.3 million in the third quarter of 2006 versus $130.8 million in the third quarter 2005, an increase of $14.5 million or 11.1%. This increase resulted primarily from an increase in rental revenues of $14.7 million.

Property acquisitions and new development activity contributed $8.2 million of the rental income increase. The remaining increase of $6.5 million resulted from 355 renewals and new leases, comprising 1.3 million square feet at an average rental rate increase of 7.3%.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	September 30,
	2006	2005

Shopping Centers	95.0%	94.9%
Industrial	90.4%	93.8%
Total	94.0%	94.7%

Expenses
Total expenses for the third quarter 2006 were $81.7 million versus $70.0 million in the third quarter of 2005, an increase of $11.7 million or 16.7%.

The increases in 2006 for depreciation and amortization expense ($2.4 million), operating expenses ($4.3 million), ad valorem taxes ($3.9 million) and general and administrative expenses ($1.1 million) were primarily a result of the properties acquired and developed during the year, an increase in property insurance expenses as a result of the hurricanes experienced in 2005, and increases associated with planned growth of the portfolio. Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues were 30% in 2006 and 27% in 2005.

Interest Expense
Interest expense totaled $37.7 million for the third quarter 2006, up $4.5 million or 13.6% from the third quarter 2005. The components of interest expense were as follows (in thousands):

	Three Months Ended
	September 30,
	2006	2005

Gross interest expense	$41,711	$35,622
Over-market mortgage adjustment of acquired properties	(1,883)	(1,749)
Capitalized interest	(2,119)	(671)

Total	$37,709	$33,202

Gross interest expense totaled $41.7 million in the third quarter of 2006, up $6.1 million or 17.1% from the third quarter 2005. The increase in gross interest expense was due to an increase in the average debt outstanding from $2.2 billion in 2005 to $2.3 billion in 2006 at a weighted average interest rate of 6.2% for the third quarter 2006 and 6.0% for the third quarter 2005. Capitalized interest increased $1.4 million due to an increase in new development activity, and the over-market mortgage adjustment increased by $.2 million.

Interest and Other Income
Interest and other income was $2.8 million in the third quarter of 2006 versus $1.3 million in the third quarter of 2005, an increase of $1.5 million or 115%. This increase was attributable to interest earned from a qualified escrow account for the purposes of completing like-kind exchanges, construction loans associated with our new development activities and assets held in a grantor trust related to our deferred compensation plan.

Equity in Earnings of Joint Ventures
Our equity in earnings of joint ventures was $2.3 million in the third quarter of 2006 versus $1.9 million in the third quarter of 2005, an increase of $.4 million or 21.1%. This increase was attributable primarily to the incremental income from our investments in newly formed joint ventures in 2005 and 2006 for the acquisition and development of retail properties.

Gain on Sale of Properties
The gain of $26.9 million in the third quarter of 2006 resulted primarily from the sale of an 80% interest in five industrial properties in the San Diego, Memphis and Atlanta markets in which we have a continuing 20% operating interest.

Gain on Land and Merchant Development Sales
Gain on land and merchant development sales of $4.5 million resulted from the gain from the sale of the Timber Springs shopping center in Orlando, Florida.

Provision for Income Taxes
The amount reported in 2006 includes the tax expense in our taxable REIT subsidiary and the deferred tax impact attributable to the Texas margin tax enacted in the second quarter of 2006.

Income from Discontinued Operations
Income from discontinued operations was $46.4 million in the third quarter of 2006 versus $31.9 million in the third quarter of 2005, an increase of $14.5 million or 45.5%. This increase was due primarily to the disposition of six properties totaling 1.2 million square feet that provided sales proceeds of $88 million and generated gains of $45.4 million. The 2005 caption includes the operating results of properties disposed in 2006 and 2005 as well as the gain from the disposition of two properties during the third quarter of 2005, which provided sales proceeds of $53.7 million and generated gains of $27.7 million.

Results of Operations
Comparison of the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005

Revenues
Total revenues were $417.3 million in the first nine months of 2006 versus $382.9 million in the first nine months of 2005, an increase of $34.4 million or 9.0%. This increase resulted primarily from the increase in rental revenues of $34.8 million.

Property acquisitions and new development activity contributed $23.1 million of the rental income increase. The remaining increase of $13.4 million resulted from 981 renewals and new leases, comprising 4.5 million square feet at an average rental rate increase of 7.3%. Offsetting these rental income increases was a decrease of $1.7 million, which resulted from the sale of an 80% interest in two retail centers in Louisiana.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	September 30,
	2006	2005

Shopping Centers	95.0%	94.9%
Industrial	90.4%	93.8%
Total	94.0%	94.7%

Other income was $4.8 million in the first nine months of 2006 versus $5.2 million in the first nine months of 2005, a decrease of $.4 million or 7.7%. This decrease was due primarily to a decrease in lease cancellation payments from various tenants.

Expenses
Total expenses for the first nine months of 2006 were $227.4 million versus $201.4 million in the first nine months of 2005, an increase of $26.0 million or 12.9%.

The increases in 2006 for depreciation and amortization expense ($7.8 million), operating expenses ($8.7 million), ad valorem taxes ($6.1 million) and general and administrative expenses ($3.4 million) were primarily a result of the properties acquired and developed during the year, an increase in property insurance expenses as a result of the hurricanes experienced in 2005 and increases associated with planned growth of the portfolio. Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues were 28% in 2006 and 27% in 2005.

Interest Expense
Interest expense totaled $106.9 million for the first nine months of 2006, up $10.4 million or 10.8% from the first nine months of 2005. The components of interest expense were as follows (in thousands):

	Nine Months Ended
	September 30,
	2006	2005

Gross interest expense	$116,695	$103,965
Over-market mortgage adjustment of acquired properties	(5,534)	(5,112)
Capitalized interest	(4,274)	(2,328)

Total	$106,887	$96,525

Gross interest expense totaled $116.7 million in the first nine months of 2006, up $12.7 million or 12.2% from the first nine months of 2005. The increase in gross interest expense was due to an increase in the average debt outstanding from $2.2 billion in 2005 to $2.4 billion in 2006 at a weighted average interest rate of 6.2% for the nine months ended September 30, 2006 and 6.1% for the nine months ended September 30, 2005. Capitalized interest increased $2.0 million due to an increase in new development activity, and the over-market mortgage adjustment increased by $.4 million.

Interest and Other Income
Interest and other income was $4.8 million in the first nine months of 2006 versus $1.8 million in the first nine months of 2005, an increase of $3.0 million or 167%. This increase was attributable to interest earned from a qualified escrow account for the purposes of completing like-kind exchanges, construction loans associated with our new development activities and assets held in a grantor trust related to our deferred compensation plan.

Equity in Earnings of Joint Ventures
Our equity in earnings of joint ventures was $10.9 million in the first nine months of 2006 versus $4.8 million in the first nine months of 2005, an increase of $6.1 million or 127%. This increase was attributable primarily to our share of the gains generated from the disposition of two shopping centers, one each in Crosby and Dickinson, Texas, totaling $1.5 million and $2.5 million, respectively. Additionally, there was a gain of $.4 million associated with land and merchant development activities in Houston, Texas. Also, contributing to the increase is the incremental income from our investments in newly formed joint ventures in 2005 and 2006 for the acquisition and development of retail properties.

Gain on Sale of Properties
Gain on sale of properties was $27.0 million in the first nine months of 2006 versus $22.1 million in the first nine months of 2005, an increase of $4.9 million or 22.2%. A gain of $26.9 million was realized in the third quarter of 2006 from the sale of an 80% interest in five industrial properties in the San Diego, Memphis and Atlanta markets in which we have a continuing operating interest. The gain of $22 million in 2005 resulted primarily from the sale of an 80% interest in two shopping centers in Lafayette and Shreveport, Louisiana in which we have a continuing operating interest.

Gain on Land and Merchant Development Sales
Gain on land and merchant development sales of $6.2 million for the first nine months of 2006 represents the gain from the sale of an unimproved land tract in Phoenix, Arizona and the Timber Springs shopping center in Orlando, Florida.

Provision for Income Taxes
The amount reported in 2006 includes the tax expense in our taxable REIT subsidiary and the deferred tax impact attributable to the Texas margin tax enacted in the second quarter of 2006.

Income from Discontinued Operations
Income from discontinued operations was $125.2 million in the first nine months of 2006 versus $59.1 million in the first nine months of 2005, an increase of $66.1 million or 112%. This increase was due primarily to the disposition of 17 properties totaling 2.8 million square feet that provided sales proceeds of $254 million and generated gains of $118.5 million. The 2005 caption includes the operating results of properties disposed in 2006 and 2005 as well as the gain from the disposition of ten properties and a free-standing building during the first nine months of 2005, which provided sales proceeds of $95.9 million and generated gains of $45.7 million.

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

Our sources of capital for funding acquisitions and new development is our $400 million revolving credit facility, cash generated from sales of properties that no longer meet our investment criteria, cash flow generated by our operating properties and proceeds from capital issuances as needed. Amounts outstanding under the revolving credit agreement are retired as needed with proceeds from the issuance of long-term unsecured debt, common and preferred equity, cash generated from dispositions of properties, and cash flow generated by our operating properties. As of September 30, 2006 the balance outstanding on our $400 million revolving credit facility was $209.6 million, and $20.0 million was outstanding under the $20 million credit facility used for cash management purposes.

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

In July 2006 we priced an offering of $575 million aggregate principal amount of 3.95% convertible senior notes due 2026, which closed in August 2006. The net proceeds from the sale of the notes were used for general business purposes, to repurchase 4.3 million of our common shares of beneficial interest and to reduce amounts outstanding under our revolving credit facility.

Investing Activities:

Acquisitions
During the first nine months of 2006 we acquired three industrial properties and 19 shopping centers and invested in a 25%-owned joint venture, which acquired five shopping centers. Our investment in these properties totaled $559.4 million and consisted of the following:

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

In July 2006 we acquired Mendenhall Commons, an 80,000 square foot grocery-anchored neighborhood shopping center located in the affluent East Memphis submarket of Memphis, Tennessee. Kroger anchors the center. We also acquired the Regency Shopping Center, located in Lexington, Kentucky, and Little Brier Creek Lane in Raleigh, North Carolina. Regency Shopping Center is a 136,000 square foot shopping center, which is anchored by Kroger (corporately owned), Michael’s and TJ Maxx. Little Brier Creek Lane is a 63,000 square foot shopping center anchored by Pei Wei.

Quesada Commons, a 59,000 square foot shopping center, and Shoppes of Port Charlotte, a 41,000 square foot shopping center, were acquired through a 25%-owned unconsolidated joint venture in July 2006. Both centers are located in Port Charlotte, Florida and are recently constructed shopping centers. Publix, Florida’s dominant supermarket chain, anchors Quesada Commons, and Petco and Panera Bread anchor the Shoppes of Port Charlotte.

In August 2006, we acquired the North American Property portfolio consisting of five retail properties, including four properties in metropolitan Atlanta, Georgia and one in Sanford, Florida, a suburb north of Orlando. This acquisition added more than 900,000 square feet to our portfolio and represented a total investment of $183 million. The properties are all new construction and are anchored by strong national tenants as described in the below table:

Center Name	Total Square Feet of Property*	Location	Anchors	Occupancy at Acquisition Date	Property Development Completed
Brookwood Marketplace	375,000	Atlanta, GA	SuperTarget*, Home Depot, OfficeMax	96.4%	3rd Qtr. 2006
Camp Creek Phase II	230,000	Atlanta, GA	SuperTarget*, Circuit City	99.2%	3rd Qtr. 2006
Lakeside Marketplace	330,000	Acworth (Atlanta), GA	SuperTarget*, Circuit City, Ross Dress for Less, PETCO, OfficeMax	100.0%	3rd Qtr. 2006
Publix at Princeton Lakes	70,000	Atlanta, GA	Publix	100.0%	3rd Qtr. 2006
Marketplace at Seminole Towne Center	550,000	Sanford (Orlando), FL	SuperTarget*, Circuit City, Linens ‘n Things, Marshalls, PETCO	99.3%	3rd Qtr. 2005
* Target owns its own property and is not part of the transaction.

The purchase agreement allows for the subsequent development and leasing of an additional phase of Brookwood Marketplace by the property seller. If the terms of the purchase agreement are met by the seller, the purchase price would be increased by approximately $6.9 million. This agreement expires in August 2008.

In September 2006 Dallas Commons and Reynolds Crossing were acquired in Atlanta, Georgia. Dallas Commons is a 95,000 square foot shopping center and Reynolds Crossing is an 116,000 square foot shopping center. Both centers are anchored by a 70,000 square foot (corporately owned) Kroger supermarket.

The Woolbright Properties Portfolio was acquired, which consisted of seven neighborhood/community anchored retail shopping centers. Five of the centers were purchased in September 2006 with Alafaya and the Marketplace at Dr. Phillips purchased in early October 2006. This acquisition added 1.3 million square feet to our portfolio, and represented a total investment of $325 million. All seven properties are located in highly desirable locations within Florida’s three largest metropolitan markets of South Florida, Orlando, and Tampa/St. Petersburg. The centers are leased to a diverse mix of strong national retailers as described in the table below:

Center Name	Total Square Feet	Location	Anchors	Occupancy at Acquisition Date
Alafaya Square	176,486	Ovieda (Orlando), FL	Publix, Planet Fitness	100%
Marketplace at Dr. Phillips	327,561	Orlando, FL	Albertson’s, Stein Mart, HomeGoods, Office Depot	99%
East Lake Woodlands	140,103	Palm Harbor (Tampa), FL	Publix, Walgreens	91%
International Drive	185,664	Orlando, FL	Bed Bath & Beyond, Ross, TJ Maxx	100%
Kendall Corners	96,515	Miami, FL	City Furniture	100%
Palm Lakes Plaza	113,752	Margate (Ft. Lauderdale), FL	Publix, CVS	99%
South Dade Shopping Center	219,473	Miami, FL	Publix, Bed Bath & Beyond, PETCO	100%

In addition to the two Woolbright Portfolio properties mentioned above, we acquired two industrial facilities subsequent to September 30, 2006. These properties are located in Florida and Texas.

In November 2006 we announced the formation of a joint venture with TIAA-CREF to hold and operate the Woolbright Properties Portfolio. TIAA-CREF will own 80% of the venture and we will own 20%. We will oversee the ongoing management and leasing of the properties.

The cash requirements for these acquisitions were initially financed under our revolving credit facilities, using available cash generated from dispositions of properties or using cash flow generated by our operating properties.

Dispositions
During the first nine months of 2006, we sold 14 shopping centers and three industrial properties, seven of which were located in Texas, three in Kansas, two each in Arkansas and Oklahoma and one each in Arizona, Missouri and Tennessee. Sales proceeds from these dispositions totaled $263 million and generated gains of $118.5 million. Also sold during this same period were two shopping centers each in an unconsolidated joint venture, of which our share of the sales proceeds totaled $8.1 million and generated gains of $4.1 million.

Subsequent to the September 30, 2006, we sold two shopping centers both located in Texas.

New Development and Capital Expenditures
We currently have 21 properties in various stages of development. Eight of the properties are wholly owned and 13 are part of joint ventures. We have invested $130 million to-date in these projects and we estimate our total investment will be $346 million out of the total required investment of $477 million. These properties are slated to open over the next three years and will add approximately 2.5 million square feet to the portfolio.

Our new development projects are financed initially under our revolving credit facilities, using available cash generated from dispositions of properties or using cash flow generated by our operating properties.

Capital expenditures for additions to the existing portfolio, acquisitions, new development and investments in unconsolidated joint ventures totaled $698.2 million and $314.7 million for the first nine months of 2006 and 2005, respectively.

Financing Activities:

Debt
Total debt outstanding increased to $3.0 billion at September 30, 2006 from $2.3 billion at December 31, 2005, due primarily to funding of acquisitions and new development activity. Total debt at September 30, 2006 includes $2.7 billion of which interest rates are fixed and $326 million, which bears interest at variable rates, including the effect of $75 million of interest rate swaps. Additionally, debt totaling $945 million was secured by operating properties while the remaining $2.0 billion was unsecured.

In February 2006 we amended and restated our $400 million unsecured revolving credit facility held by a syndicate of banks. This amended facility has an initial four-year term and provides a one-year extension option available at our request. Borrowing rates under this facility float at a margin over LIBOR, plus a facility fee. The borrowing margin and facility fee, which are currently 37.5 and 12.5 basis points, respectively, are priced off a grid that is tied to our senior unsecured credit. Under this facility, we are allowed to request bids for borrowings up to $200 million from the syndicate banks. Additionally, the facility contains an accordion feature, which allows us to increase the facility amount up to $600 million. As of October 31, 2006, the balance outstanding on this facility was $318.0 million at an interest rate of 5.7%, none of which was under the competitive bid provision in anticipation of an additional joint venture opportunity. We also maintain a $20 million unsecured and uncommitted overnight facility that is used for cash management purposes, of which $16.2 million at 5.7% was outstanding at October 31, 2006. We are in full compliance with the covenants of our $400 million unsecured revolving credit facility.

At September 30, 2006, we had five interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $75 million that convert fixed rate interest payments at rates ranging from 4.2% to 6.8% to variable interest payments. Also, at September 30, 2006, we had three forward-starting interest rate swap contracts with an aggregate notional amount of $192.6 million, of which one with a notional amount of $74.0 million was entered into in May 2006. These contracts have been designated as cash flow hedges and mitigate the risk of increasing interest rates on forecasted long-term debt issuances over a maximum period of two years.

In June 2006 a $5 million swap matured in conjunction with the maturity of the associated medium term note. This contract was designated as a fair value hedge.

The interest rate swaps increased interest expense and decreased net income by $.2 million and $.3 million for the three and nine months ended September 30, 2006, respectively, and increased the average interest rate of our debt by 0.02% for both periods. For the three and nine months ended September 30, 2005, the interest rate swaps decreased interest expense and increased net income by $.2 million and $1.2 million, respectively, and decreased the average interest rate of our debt by .1% for both periods. We could be exposed to credit losses in the event of nonperformance by the counter-party; however, management believes the likelihood of such nonperformance is remote.

In conjunction with acquisitions completed during the first nine months of 2006 and 2005, we assumed $76.2 million and $123.2 million, respectively, of nonrecourse debt secured by the related properties.

Equity
Common and preferred dividends increased to $88.4 million in the first nine months of 2006, compared to $83.5 million for the first nine months of 2005. The quarterly dividend rate for the common shares of beneficial interest in 2006 was $.465 compared to $.44 for the same periods in 2005. Our dividend payout ratio on common equity for the first nine months of 2006 and 2005 approximated 66.4% and 63.4%, respectively, based on funds from operations for the applicable year.

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

In September 2004 the SEC declared effective two additional shelf registration statements totaling $1.55 billion, all of which was available as of October 31, 2006. In addition, we have $160.4 million available as of October 31, 2006 under our $1 billion shelf registration statement, which became effective in April 2003. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

Contractual Obligations

The following table summarizes our principal contractual obligations as of September 30, 2006 (in thousands):

	2006	2007	2008	2009	2010	Thereafter	Total

Mortgages and Notes Payable:(1)
Unsecured Debt	$304,868	$102,457	$102,457	$102,457	$102,457	$2,250,784	$2,965,480
Secured Debt	24,160	90,374	242,559	125,825	108,044	695,917	1,286,879

Ground Lease Payments	484	1,876	1,782	1,737	1,691	41,085	48,655

Obligations to Acquire Projects	256,828						256,828

Obligations to Develop Projects	30,387	158,834	26,329	898			216,448

Total Contractual Obligations	$616,727	$353,541	$373,127	$230,917	$212,192	$2,987,786	$4,774,290

(1) Includes principal and interest with interest on variable-rate debt calculated using rates at September 30, 2006.

As of September 30, 2006 and December 31, 2005, we did not have any off-balance sheet arrangements that would materially affect our liquidity or availability of, or requirement for, our capital resources.

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

Funds from operations is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income available to common shareholders	$103,223	$58,958	$243,048	$160,674
Depreciation and amortization	31,475	30,807	94,510	90,227
Depreciation and amortization of unconsolidated joint ventures	1,204	735	3,328	2,578
Gain on sale of properties	(72,260)	(27,880)	(145,559)	(67,593)
(Gain) loss on sale of properties of unconsolidated joint ventures		(1)	(4,054)	2
Funds from operations	63,642	62,619	191,273	185,888
Funds from operations attributable to operating partnership units	1,355	1,315	4,123	3,888

Funds from operations assuming conversion of OP units	$64,997	$63,934	$195,396	$189,776

Weighted average shares outstanding - basic	86,567	89,257	88,476	89,186
Effect of dilutive securities:
Share options and awards	905	930	902	880
Operating partnership units	3,138	3,129	3,150	3,060

Weighted average shares outstanding - diluted	90,610	93,316	92,528	93,126

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

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R.” This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes will be reported in comprehensive income of a business entity. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

FASB Statement No. 157, “Fair Value Measurements,” was issued by the FASB in September 2006. This new standard provides guidance for using fair value to measure assets and liabilities. The FASB believes the standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances.

Currently, over 40 accounting standards within GAAP require (or permit) entities to measure assets and liabilities at fair value. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-market value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data.

Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating the effects of this standard to our consolidated financial statements.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose us to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At September 30, 2006, we had fixed-rate debt of $2.7 billion and variable-rate debt of $326.1 million, after adjusting for the net effect of $75 million notional amount of interest rate swaps. At September 30, 2005, we had fixed-rate debt of $2.0 billion and variable-rate debt of $268.6 million, after adjusting for the net effect of $95 million notional amount of interest rate swaps.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2006. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2006.

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

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

DATE: November 9, 2006

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

10.34†	—	Fifth Amendment to the Weingarten Realty Investors Deferred Compensation Plan (filed as Exhibit 10.34 to WRI’s Form 10-Q for quarter ended June 30, 2006 and incorporated herein by reference).
10.35†*	—	Restatement of the Weingarten Realty Investors Supplemental Executive Retirement Plan dated August 4, 2006.
10.36†*	—	Restatement of the Weingarten Realty Investors Deferred Compensation Plan dated August 4, 2006.
10.37†*	—	Restatement of the Weingarten Realty Investors Retirement Benefit Restoration Plan dated August 4, 2006.
12.1*	—	Computation of Fixed Charges Ratios.
14.1	—
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