Form 10-K
period 2006-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2007-03-01
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [__________________] to [________________]

Commission file number 1-9876

WEINGARTEN REALTY INVESTORS
(Exact name of registrant as specified in its charter)

TEXAS	74-1464203
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2600 Citadel Plaza Drive
P.O. Box 924133
Houston, Texas	77292-4133
(Address of principal executive offices)	(Zip Code)
(713) 866-6000
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $0.03 par value	New York Stock Exchange
Series D Cumulative Redeemable Preferred Shares, $0.03 par value	New York Stock Exchange
Series E Cumulative Redeemable Preferred Shares, $0.03 par value	New York Stock Exchange
Series F Cumulative Redeemable Preferred Shares, $0.03 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). YES ☒ NO ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☒.

The aggregate market value of the common shares held by non-affiliates (based upon the closing sale price on the New York Stock Exchange of $38.28) on June 30, 2006 was $3,003,015,509. As of June 30, 2006, there were 89,704,771 common shares of beneficial interest, $.03 par value, outstanding.

As of February 2, 2007 there were 85,857,373 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 3, 2007 are incorporated by reference in Part III.

Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) changes in governmental laws and regulations, (v) the level and volatility of interest rates, (vi) the availability of suitable acquisition opportunities and (vii) changes in operating costs. Accordingly, there is no assurance that our expectations will be realized.

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

PART I

ITEM 1. Business

General. Weingarten Realty Investors is a real estate investment trust organized under the Texas Real Estate Investment Trust Act. We, and our predecessor entity, began the ownership and development of shopping centers and other commercial real estate in 1948. Our primary business is leasing space to tenants in the shopping and industrial centers we own or lease. We also manage centers for joint ventures in which we are partners or for other outside owners for which we charge fees.

At December 31, 2006, we owned or operated under long-term leases, either directly or through our interest in joint ventures or partnerships, a total of 363 developed income-producing properties and 26 properties under various stages of construction and development. The total number of centers includes 322 neighborhood and community shopping centers located in Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Maine, Missouri, Nevada, New Mexico, North Carolina, Oklahoma, Oregon, Tennessee, Utah, Texas, South Carolina and Washington. We also owned 67 industrial projects located in California, Florida, Georgia, Tennessee and Texas. The portfolio of properties is approximately 65 million square feet.

We also owned interests in 15 parcels of unimproved land held for future development that totaled approximately 5.7 million square feet.

At December 31, 2006, we employed 457 full-time persons and our principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008, and our phone number is (713) 866-6000. We also have 13 regional offices located in various parts of the United States.

Investment and Operating Strategy. Our investment strategy is to increase cash flow and the value of our portfolio through intensive hands-on management of our existing portfolio of assets, selective remerchandising and renovation of properties and the acquisition and development of income-producing real estate assets where the returns on such investments exceed our blended long-term cost of capital. We have expanded our new development program to include both operating properties and a merchant developer component where we will build, lease and then sell the developed real estate. Our estimated gross investment in the 26 properties currently under development or predevelopment is $657 million.

To help fund our growth strategy we pursue the disposition of selective noncore assets as circumstances warrant when we believe the sales proceeds can be effectively redeployed into assets with higher growth potential.

At December 31, 2006, neighborhood and community shopping centers generated 89.7% of total revenue and industrial properties accounted for 9.8%. We expect to continue to focus the future growth of the portfolio in neighborhood and community centers and bulk and office/service industrial properties in markets where we currently operate as well as other markets primarily throughout the United States. While we do not anticipate significant investment in other classes of real estate such as multi-family or office assets, we remain open to opportunistic uses of our undeveloped land.

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

Diversification from both a geographic and tenancy perspective is a critical component of our operating strategy. While over 38% of the building square footage of our properties is located in the State of Texas, we continue to expand our holdings outside the state. With respect to tenant diversification, our two largest merchants accounted for 3.0% and 1.6%, respectively, of our total rental revenues for the year-end December 31, 2006. No other tenant accounted for more than 1.5% of our total rental revenues.

We finance our growth and working capital needs in a conservative manner. We have a credit rating of A- from Standard & Poors and Baa1 from Moody's Investor Services. We intend to maintain a conservative approach to managing our balance sheet, which, in turn, gives us many options to raising debt or equity capital when needed. At December 31, 2006, our fixed charge coverage ratio was 2.4 to 1 and our debt to total market capitalization was 40.6%.

Our policies with respect to the investment and operating strategies discussed above are reviewed by our Board of Trust Managers periodically and may be modified without a vote of our shareholders.

Location of Properties. Our properties are located in 22 states, primarily throughout the southern half of the country. Of our 389 properties that were owned or operated under long-term leases, either directly or through our interest in joint ventures or partnerships, as of December 31, 2006, 77 are located in the Houston metropolitan area and an additional 96 properties are located in other parts of Texas. We also have 15 parcels of unimproved land, nine of which are located in the Houston area and four of which are located in other parts of Texas. Because of our investments in the Houston area, as well as in other parts of Texas, the Houston and Texas economies affect, to a degree, our business and operations.

Economic Factors. The national economy remained strong in 2006. The US economy is expected to continue to grow in 2007, although at a more moderate pace. While the housing market and energy prices may indicate economic uncertainty, we are strategically positioned in markets that are forecasted to exceed the national average according to many economic measures. Many of our operating areas throughout the United States are showing high employment growth and higher than average rent growth among larger metropolitan areas. Any downturn in the economy could adversely affect us; however, the vast majority of our properties are located in densely populated metropolitan areas and are anchored by supermarkets and discount stores, which generally provide basic necessity-type items and tend to be less affected by economic changes.

Competition. We compete with numerous other developers and real estate companies (both public and private), financial institutions and other investors engaged in the development, acquisition and operation of shopping centers and commercial property in our trade areas. This results in competition for the acquisition of both existing income-producing properties and prime development sites. There is also competition for tenants to occupy the space that is developed, acquired and managed by our competitors or us.

We believe that the principal competitive factors in attracting tenants in our market areas are location, price, anchor tenants and maintenance of properties. We also believe that our competitive advantages include the favorable locations of our properties, knowledge of markets and customer bases, our ability to provide a retailer with multiple locations with anchor tenants and the practice of continuous maintenance and renovation of our properties.

Materials Available on Our Website. Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding Officers, Trustees or 10% Beneficial Owners of the Company, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through our website (www.weingarten.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission. We have also made available on our website copies of our Audit Committee Charter, Management Development and Compensation Committee Charter, Governance Committee Charter, Code of Conduct and Ethics and Governance Policies. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.

Financial Information. Additional financial information concerning us is included in the Consolidated Financial Statements located on pages 45 through 72 herein.

ITEM 1A. Risk Factors

The economic performance and value of our shopping centers depend on many factors, each of which could have an adverse impact on our cash flows and operating results.

The economic performance and value of our properties can be affected by many factors, including the following:

▪	Changes in the national, regional and local economic climate;
▪	Local conditions such as an oversupply of space or a reduction in demand for real estate in the area;
▪	The attractiveness of the properties to tenants;
▪	Competition from other available space;
▪	Our ability to provide adequate management services and to maintain our properties;
▪	Increased operating costs, if these costs cannot be passed through to tenants; and
▪	The expense of periodically renovating, repairing and releasing spaces.

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

The substantial majority of our income is derived from rental income from real property. As a result, our performance depends on our ability to collect rent from tenants. Our income and funds for distribution would be negatively affected if a significant number of our tenants, or any of our major tenants (as discussed in more detail below):

▪	Delay lease commencements;
▪	Decline to extend or renew leases upon expiration;
▪	Fail to make rental payments when due; or
▪	Close stores or declare bankruptcy.

Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. Lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could also result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In addition, we cannot be sure that any tenant whose lease expires will renew that lease or that we will be able to re-lease space on economically advantageous terms. The loss of rental revenues from a number of our tenants and our inability to replace such tenants may adversely affect our profitability and our ability to meet debt and other financial obligations and make distributions to the shareholders.

Our development and construction activities could affect our operating results.

We intend to continue the selective development and construction of retail properties in accordance with our development and underwriting policies as opportunities arise. Our development and construction activities include risks that:

▪	We may abandon development opportunities after expending resources to determine feasibility;
▪	Construction costs of a project may exceed our original estimates;
▪	Occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;
▪	Rental rates per square foot could be less than projected;
▪	Financing may not be available to us on favorable terms for development of a property;
▪	We may not complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs; and
▪	We may not be able to obtain, or may experience delays in obtaining necessary zoning, land use, building, occupancy and other required governmental permits and authorizations.

Additionally, the time frame required for development, construction and lease-up of these properties means that we may have to wait years for a significant cash return. If any of the above events occur, the development of properties may hinder our growth and have an adverse effect on our results of operations. In addition, new development activities, regardless of whether or not they are ultimately successful, typically require substantial time and attention from management.

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

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by us, including the possibility that our partner or co-venturer might become bankrupt, that our partner or co-venturer might at any time have different interests or goals than us, and that our partner or co-venturer may take action contrary to our instructions, requests, policies or objectives. Other risks of joint venture investments could include impasse on decisions, such as a sale, because neither our partner or co-venturer nor we would have full control over the partnership or joint venture. These factors could limit the return that we receive from those investments or cause our cash flows to be lower than our estimates.

Our financial condition could be adversely affected by financial covenants.

Our credit facilities and public debt indentures under which our indebtedness is, or may be, issued contain certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on our ability to incur secured and unsecured indebtedness, sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions. These covenants could limit our ability to obtain additional funds needed to address cash shortfalls or pursue growth opportunities or transactions that would provide substantial return to our shareholders. In addition, a breach of these covenants could cause a default under or accelerate some or all of our indebtedness, which could have a material adverse effect on our financial condition.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

At December 31, 2006, our real estate properties consisted of 389 locations in 22 states. A complete listing of these properties, including the name, location, building area and land area:

		Building	Land
Center and Location		Total	Total

Houston and Harris County, Total		6,804,000	23,395,000
Alabama-Shepherd, S. Shepherd at W. Alabama		56,000	176,000
Bayshore Plaza, Spencer Hwy. at Burke Rd.		122,000	196,000
Bellaire Boulevard, Bellaire at S. Rice		35,000	137,000
Braeswood Square, N. Braeswood at Chimney Rock		103,000	422,000
Centre at Post Oak, Westheimer at Post Oak Blvd.		184,000	505,000
Champions Village, F.M. 1960 at Champions Forest Dr.		408,000	1,391,000
Crestview, Bissonnet at Wilcrest		9,000	35,000
Cullen Place, Cullen at Reed		7,000	30,000
Cullen Plaza, Cullen at Wilmington		85,000	318,000
Cypress Pointe, F.M. 1960 at Cypress Station		288,000	737,000
Eastpark, Mesa Rd. at Tidwell		113,000	664,000
Edgebrook, Edgebrook at Gulf Fwy.		78,000	360,000
Fiesta Village, Quitman at Fulton		30,000	80,000
Fondren/West Airport, Fondren at W. Airport		62,000	223,000
Glenbrook Square, Telephone Road		76,000	320,000
Griggs Road, Griggs at Cullen		80,000	382,000
Harrisburg Plaza, Harrisburg at Wayside		93,000	334,000
Heights Plaza, 20th St. at Yale		72,000	228,000
Humblewood Shopping Plaza, Eastex Fwy. at F.M. 1960		279,000	784,000
I-45/Telephone Rd. Center, I-45 at Maxwell Street		164,000	819,000
Jacinto City, Market at Baca	*	50,000	134,000
Landmark, Gessner at Harwin		56,000	228,000
Lawndale, Lawndale at 75th St.		54,000	177,000
Little York Plaza, Little York at E. Hardy		117,000	483,000
Lyons Avenue, Lyons at Shotwell		68,000	178,000
Market at Westchase, Westheimer at Wilcrest		87,000	318,000
Northbrook Center, Northwest Fwy. at W. 34th		174,000	655,000
North Main Square, Pecore at N. Main		19,000	64,000
North Oaks, F.M. 1960 at Veterans Memorial		425,000	1,646,000
North Triangle , I-45 at F.M. 1960		16,000	113,000
Northway, Northwest Fwy. at 34th		209,000	793,000
Northwest Crossing, N.W. Fwy. at Hollister (75%)	* !	299,000	884,000
Oak Forest, W. 43rd at Oak Forest		164,000	541,000
Orchard Green, Gulfton at Renwick		74,000	273,000
Randall's /Cypress Station, F.M. 1960 at I-45		141,000	618,000
Randall's /Kings Crossing, Kingwood Dr. at Lake Houston Pkwy.		128,000	624,000
Randall's /Norchester, Grant at Jones		108,000	475,000
Richmond Square, Richmond Ave. at W. Loop 610		91,000	135,000
River Oaks East, W. Gray at Woodhead		71,000	206,000
River Oaks West, W. Gray at S. Shepherd		235,000	609,000
Sheldon Forest North , North, I-10 at Sheldon	*	22,000	131,000
Sheldon Forest South , North, I-10 at Sheldon	*	76,000	328,000
Shops at Three Corners, S. Main at Old Spanish Trail (70%)	*	252,000	1,007,000
Southgate, W. Fuqua at Hiram Clark		125,000	533,000
Spring Plaza, Hammerly at Campbell		56,000	202,000
Steeplechase, Jones Rd. at F.M. 1960		293,000	849,000
Stella Link , Stella Link at S. Braeswood		68,000	261,000
Studemont, Studewood at E. 14th St		28,000	91,000
Ten Blalock Square, I-10 at Blalock		97,000	321,000
10/Federal, I-10 at Federal		132,000	474,000
Village Arcade, University at Kirby		191,000	413,000
Westbury Triangle, Chimney Rock at W. Bellfort		67,000	257,000

Westchase Center, Westheimer at Wilcrest		336,000	754,000
Westhill Village, Westheimer at Hillcroft		131,000	479,000

Texas (Excluding Houston & Harris Co.), Total		9,628,000	45,481,000
Bell Plaza, 45th Ave. at Bell St., Amarillo		129,000	682,000
Coronado, 34th St. at Wimberly Dr., Amarillo		48,000	201,000
Puckett Plaza, Bell Road, Amarillo		133,000	621,000
Wolflin Village, Wolflin Ave. at Georgia St., Amarillo		193,000	421,000
Brodie Oaks, South Lamar Blvd. at Loop 360, Austin		354,000	1,050,000
Southrigde Plaza, William Cannon Dr. at S. 1st St., Austin		143,000	565,000
Calder, Calder at 24th St., Beaumont		34,000	95,000
North Park Plaza, Eastex Fwy. at Dowlen, Beaumont	* !	238,000	636,000
Phelan West, Phelan at 23rd St., Beaumont (67%)	* !	83,000	89,000
Phelan, Phelan at 23rd St, Beaumont		12,000	63,000
Southgate, Calder Ave. at 6th St., Beaumont		34,000	118,000
Westmont, Dowlen at Phelan, Beaumont		98,000	507,000
North Towne Plaza, U.S. 77 and 83 at SHFM 802, Brownsville (75%)	# *	-	1,629,000
Gateway Station, I-35W and McAlister Rd., Burleson (70%)	# *	-	344,000
Lone Star Pavilions, Texas at Lincoln Ave., College Station		107,000	439,000
Rock Prairie Marketplace, Rock Prairie Rd. at Hwy. 6, College Station	#	-	2,590,000
Montgomery Plaza, Loop 336 West at I-45, Conroe		317,000	1,179,000
River Pointe, I-45 at Loop 336, Conroe		190,000	310,000
Moore Plaza, S. Padre Island Dr. at Staples, Corpus Christi		535,000	1,491,000
Portairs, Ayers St. at Horne Rd., Corpus Christi		117,000	416,000
Shoppes at Deer Creek, FM 731 at FM 1137, Crowley		75,000	635,000
Golden Beach Market Place, Golden Triangle Blvd. at N. Beach St., Ft. Worth		83,000	340,000
Overton Park Plaza, SW Loop 820/Interstate 20 at South Hulen St., Ft. Worth		463,000	1,636,000
Southcliff, I-20 at Grandbury Rd., Ft. Worth		116,000	568,000
Broadway , Broadway at 59th St., Galveston		76,000	220,000
Galveston Place, Central City Blvd. at 61st St., Galveston		210,000	828,000
Food King Place, 25th St. at Avenue P, Galveston		28,000	78,000
Festival Plaza, Helotes, TX	#	-	75,000
Killeen Marketplace, 3200 E. Central Texas Expressway, Killeen		251,000	512,000
Cedar Bayou, Bayou Rd., La Marque		46,000	51,000
North Creek Plaza, Del Mar Blvd. at Hwy. I-35, Laredo		451,000	1,251,000
Plantation Centre, Del Mar Blvd. at McPherson Rd., Laredo		135,000	596,000
League City Plaza, I-45 at F.M. 518, League City		127,000	680,000
Central Plaza, Loop 289 at Slide Rd., Lubbock		151,000	529,000
Northtown Plaza, 1st St. at University Plaza, Lubbock		74,000	308,000
Town and Country, 4th St. at University, Lubbock		51,000	339,000
Angelina Village, Hwy. 59 at Loop 287, Lufkin		257,000	1,835,000
Independence Plaza, Town East Blvd., Mesquite		179,000	787,000
South 10th St. HEB, S. 10th St. at Houston St., McAllen	* !	104,000	368,000
Las Tiendas Plaza, Expressway 83 at McColl Rd., McAllen	* !	530,000	910,000
Market at Nolana, Nolana Ave and 29th St., McAllen	# * !	-	508,000
Northcross, N. 10th St. at Nolana Loop, McAllen	* !	76,000	218,000
Old Navy Building, 1815 10th Street, McAllen	* !	16,000	62,000
Market at Sharyland Place, U.S. Expressway 83 and Shary Road, Mission	# * !	-	543,000
Sharyland Towne Crossing, U.S. Expressway 83 and Shary Road, Mission	* ! #	7,000	2,008,000
North Sharyland Crossing, Shary Rd. at North Hwy. 83, Mission	# * !	-	966,000
Custer Park, SWC Custer Road at Parker Road, Plano		181,000	376,000
Pitman Corners, Custer Road at West 15th, Plano		190,000	699,000
Gillham Circle, Gillham Circle at Thomas, Port Arthur		33,000	94,000
Starr Plaza, U.S. Hwy. 83 at Bridge St., Rio Grande City	* ! #	170,000	742,000
Rockwall, I-30 at Market Center Street, Rockwall		209,000	933,000
Plaza, Ave. H at Eighth Street, Rosenberg	*	82,000	270,000
Rose-Rich, U.S. Hwy. 90A at Lane Dr., Rosenberg		104,000	386,000
Lake Pointe Market Center, Dalrock Rd. at Lakeview Pkwy., Rowlett		121,000	294,000
Boswell Towne Center, Highway 287 at Bailey Boswell Rd., Saginaw		88,000	176,000
Fiesta Trails, I-10 at DeZavala Rd., San Antonio		488,000	1,589,000
Oak Park Village, Nacogdoches at New Braunfels, San Antonio		66,000	221,000

Parliament Square, W. Ave. at Blanco, San Antonio		120,000	484,000
Thousand Oaks, Thousand Oaks Dr. at Jones Maltsberger Rd., San Antonio		163,000	730,000
Valley View, West Ave. at Blanco Rd., San Antonio		90,000	341,000
Westover Square, 151 and Ingram, San Antonio (67%)	# *	-	501,000
First Colony Commons, Hwy. 59 at Williams Trace Blvd., Sugar Land		410,000	1,649,000
Market at Town Center, Town Center Blvd., Sugar Land		345,000	1,733,000
New Boston Road, New Boston at Summerhill, Texarkana		97,000	335,000
Island Market Place, 6th St. at 9th Ave., Texas City		27,000	90,000
Palmer Plaza, F.M. 1764 at 34th St., Texas City		197,000	367,000
Tomball Marketplace, FM 2920 and Future 249, Tomball	#	-	2,431,000
Broadway, S. Broadway at W. 9th St., Tyler		60,000	259,000
Crossroads, I-10 at N. Main, Vidor		116,000	484,000

Florida, Total		7,217,000	30,934,000
Boca Lyons, Glades Rd. at Lyons Rd., Boca Raton		117,000	545,000
Sunset 19, US Hwy. 19 at Sunset Pointe Rd., Clearwater		273,000	1,078,000
Embassy Lakes, Sheraton St. at Hiatus Rd., Cooper City		180,000	618,000
Shoppes at Paradise Isle, 34940 Emerald Coast Pkwy, Destin (25%)	* !	172,000	765,000
Hollywood Hills Plaza, Hollywood Blvd. at North Park Rd., Hollywood		365,000	1,429,000
Indian Harbour Place, East Eau Gallie Boulevard, Indian Harbour Beach (25%)	* !	164,000	637,000
Argyle Village, Blanding at Argyle Forest Blvd., Jacksonville		305,000	1,329,000
TJ Maxx Plaza, 117th Avenue at Sunset Blvd., Kendall		162,000	540,000
Largo Mall, Ulmerton Rd. at Seminole Ave., Largo		576,000	1,888,000
Palm Lakes Plaza, Atlantic Boulevard and Rock Island Road, Maragate (20%)	* !	114,000	548,000
Lake Washington Crossing, Wickham Rd. at Lake Washington Rd., Melbourne (25%)	* !	119,000	580,000
Lake Washington Square, Wickham Rd. at Lake Washington Rd., Melbourne		112,000	688,000
Kendall Corners, Kendall Drive and SW 127th Avenue, Miami (20%)	* !	96,000	363,000
South Dade, South Dixie Highway and Eureka Drive, Miami (20%)	* !	220,000	1,229,000
Tamiami Trail Shops, S.W. 8th St. at S.W. 137th Ave., Miami		111,000	515,000
Northridge, E. Commercial Blvd. at Dixie Hwy., Oakland Park		235,000	901,000
Colonial Plaza, E. Colonial Dr. at Primrose Dr., Orlando		488,000	2,009,000
Colonial Landing, East Colonial Dr. at Maguire Boulevard, Orlando	* #	266,000	980,000
International Drive Value Center, International Drive and Touchstone Drive, Orlando (20%)	* !	186,000	985,000
Market at Southside, Michigan Ave. at Delaney Ave., Orlando		162,000	349,000
Phillips Crossing, Interstate 4 and Sand Lake Road, Orlando	#	-	697,000
Phillips Landing, Turkey Lake Rd., Orlando	#	-	311,000
The Marketplace at Dr. Phillips, Dr. Phillips Boulevard and Sand Lake Road, Orlando (20%)	* !	328,000	1,496,000
Westland Terrace Plaza, SR 50 at Apopka Vineland Rd., Orlando		251,000	361,000
Alafaya Square, Alafaya Trail, Oviedo (20%)	* !	176,000	917,000
University Palms, Alafaya Trail at McCullough Rd., Oviedo		99,000	522,000
East Lake Woodlands, East Lake Road and Tampa Road, Palm Harbor (20%)	* !	145,000	730,000
Shoppes at Parkland, Hillsboro Boulevard at State Road #7, Parkland		146,000	905,000
Flamingo Pines, Pines Blvd. at Flamingo Rd., Pembroke Pines		362,000	1,447,000
Pembroke Commons, University at Pines Blvd., Pembroke Pines		316,000	1,394,000
Publix at Laguna Isles, Sheridan St. at SW 196th Ave., Pembroke Pines		69,000	400,000
Vizcaya Square, Nob Hill Rd. at Cleary Blvd., Plantation		108,000	521,000
Quesada Commons, Quesada Avenue and Toledo Blade Boulevard, Port Charlotte (25%)	* !	59,000	313,000
Shoppes of Port Charlotte, Toledo Blade Boulevard and Tamiami Trail, Port Charlotte (25%)	* !	41,000	276,000
Marketplace at Seminole Towne Center, Central Florida Greenway and Rinehart Rd, Sanford		494,000	1,743,000
Venice Pines, Center Rd. at Jacaranda Blvd., Venice		97,000	525,000
Winter Park Corners, Aloma Ave. at Lakemont Ave., Winter Park		103,000	400,000

California, Total		4,013,000	14,451,000
Jess Ranch Marketplace, Bear Valley Road at Jess Ranch Parkway, Apple Valley	* ! #	-	-
Centerwood Plaza, Lakewood Blvd. at Alondra Dr., Bellflower		71,000	333,000
Southampton Center, IH-780 at Southampton Rd., Benecia		162,000	596,000
580 Market Place, E. Castro Valley at Hwy. I-580, Castro Valley		100,000	444,000
Chino Hills Marketplace, Chino Hills Pkwy. at Pipeline Ave., Chino Hills		320,000	1,187,000
Buena Vista Marketplace, Huntington Dr. at Buena Vista St., Duarte		91,000	322,000
El Camino Promenade, El Camino Real at Via Molena, Encinitas		111,000	451,000
Freedom Centre, Freedom Blvd. At Airport Blvd., Watsonville		151,000	543,000

Fremont Gateway Plaza, Paseo Padre Pkwy. at Walnut Ave., Fremont		195,000	650,000
Hallmark Town Center, W. Cleveland Ave. at Stephanie Ln., Madera		85,000	365,000
Menifee Town Center, Antelope Rd. at Newport Rd., Menifee		248,000	658,000
Marshalls Plaza, McHenry at Sylvan Ave., Modesto		79,000	218,000
Prospectors Plaza, Missouri Flat Rd. at US Hwy. 50, Placerville		228,000	873,000
Shasta Crossroads, Churn Creek Rd. at Dana Dr., Redding		252,000	520,000
Ralphs Redondo, Hawthorne Blvd. at 182nd St., Redondo Beach		67,000	431,000
Arcade Square, Watt Ave. at Whitney Ave., Sacramento		76,000	234,000
Discovery Plaza, W. El Camino Ave. at Truxel Rd., Sacramento		93,000	417,000
Summerhill Plaza, Antelope Rd. at Lichen Dr., Sacramento		134,000	704,000
Valley, Franklin Boulevard and Mack Road, Sacramento		103,000	580,000
Silver Creek Plaza, E. Capital Expressway at Silver Creek Blvd., San Jose		196,000	573,000
Greenhouse Marketplace, Lewelling Blvd. at Washington Ave., San Leandro		238,000	578,000
Rancho San Marcos Village, San Marcos Blvd. at Rancho Santa Fe Rd., San Marcos		121,000	541,000
San Marcos Plaza, San Marcos Blvd. at Rancho Santa Fe Rd., San Marcos		81,000	116,000
Stony Point Plaza, Stony Point Rd. at Hwy. 12, Santa Rosa		199,000	619,000
Sunset Center, Sunset Ave. at State Hwy. 12, Suisun City		85,000	359,000
Creekside Center, Alamo Dr. at Nut Creek Rd., Vacaville		116,000	400,000
Westminster Center, Westminster Blvd. at Golden West St., Westminster		411,000	1,739,000

Louisiana, Total		3,058,000	9,206,000
Seigen Plaza, Siegen Lane at Honore Lane, Baton Rouge		349,000	1,000,000
Park Terrace, U.S. Hwy. 171 at Parish, DeRidder		137,000	520,000
Town & Country Plaza, U.S. Hwy. 190 West, Hammond		227,000	645,000
Manhattan Place, Manhattan Blvd. at Gretna Blvd., Harvey		258,000	894,000
Ambassador Plaza, Ambassador Caffery at W. Congress, Lafayette		102,000	196,000
River Marketplace, Ambassador Caffery at Kaliste Saloom, Lafayette (20%)	* !	343,000	1,031,000
Westwood Village, W. Congress at Bertrand, Lafayette		141,000	942,000
Conn's Building, Ryan at 17th St., Lake Charles		23,000	36,000
14/Park Plaza, Hwy. 14 at General Doolittle, Lake Charles		207,000	535,000
K-Mart Plaza, Ryan St., Lake Charles	* !	210,000	126,000
Prien Lake Plaza, Prien Lake Rd. at Nelson Rd., Lake Charles		252,000	730,000
Southgate, Ryan at Eddy, Lake Charles		171,000	511,000
Orleans Station, Paris, Robert E. Lee at Chatham, New Orleans		5,000	31,000
Danville Plaza, Louisville at 19th, Monroe		144,000	539,000
University Place, 70th St. at Youree Dr., Shreveport (20%)	* !	376,000	1,077,000
Westwood, Jewella at Greenwood, Shreveport		113,000	393,000

Nevada, Total		3,499,000	12,004,000
Eastern Horizon, Eastern Ave. at Horizon Ridge Pkwy., Henderson		211,000	478,000
Best in the West, Rainbow at Lake Mead Rd., Las Vegas		437,000	1,516,000
Charleston Commons, Charleston and Nellis, Las Vegas		338,000	1,316,000
Francisco Centre, E. Desert Inn Rd. at S. Eastern Ave., Las Vegas		148,000	639,000
Mission Center, Flamingo Rd. at Maryland Pkwy, Las Vegas		208,000	570,000
Paradise Marketplace, Flamingo Rd. at Sandhill, Las Vegas		149,000	537,000
Rainbow Plaza, Rainbow Blvd. at Charleston Blvd., Las Vegas		410,000	1,548,000
Rancho Towne & Country, Rainbow Blvd. at Charleston Blvd., Las Vegas		87,000	350,000
Tropicana Beltway, Tropicana Beltway at Fort Apache Rd., Las Vegas	* !	638,000	1,466,000
Tropicana Marketplace, Tropicana at Jones Blvd., Las Vegas		143,000	519,000
Westland Fair North, Charleston Blvd. At Decatur Blvd., Las Vegas		566,000	2,344,000
College Park S.C., E. Lake Mead Blvd. at Civic Ctr. Dr., North Las Vegas		164,000	721,000

North Carolina, Total		3,366,000	18,880,000
Capital Square, Capital Blvd. at Huntleigh Dr., Cary		157,000	607,000
Harrison Pointe, Harrison Ave. at Maynard Rd., Cary		124,000	1,343,000
High House Crossing, NC Hwy 55 at Green Level W. Rd., Cary		90,000	606,000
Northwoods Market, Maynard Rd. at Harrison Ave., Cary		78,000	431,000
Parkway Pointe, Cory Parkway at S. R. 1011, Cary		80,000	461,000
Chatham Crossing, US 15/501 at Plaza Dr., Chapel Hill (25%)	* !	96,000	425,000
Galleria, Galleria Boulevard and Sardis Road, Charlotte		316,000	799,000
Johnston Road Plaza, Johnston Rd. at McMullen Creek Pkwy., Charlotte		80,000	466,000

Steele Creek Crossing, York Rd. at Steele Creek Rd., Charlotte		77,000	491,000
Whitehall Commons, NWC of Hwy. 49 at I-485, Charlotte		436,000	360,000
Bull City Market, Broad St. at West Main St., Durham		43,000	112,000
Durham Festival, Hillsborough Rd. at LaSalle St., Durham		134,000	487,000
Mineral Springs Village, Mineral Springs Rd. at Wake Forest Rd., Durham		58,000	572,000
Ravenstone Commons, Hwy 98 at Sherron Rd., Durham		60,000	374,000
Waterford Village, US Hwy 17 & US Hwy 74/76, Leland (75%)	# *	-	1,264,000
Pinecrest Plaza, Hwy. 15-501 at Morganton Rd., Pinehurst		250,000	1,438,000
Avent Ferry, Avent Ferry Rd. at Gorman St., Raleigh		117,000	669,000
Falls Pointe, Neuce Rd. at Durant Rd., Raleigh		189,000	659,000
Leesville Town Centre, Leesville Rd. at Leesville Church Rd., Raleigh		114,000	904,000
Lynnwood Collection, Creedmoor Rd at Lynn Road, Raleigh		86,000	429,000
Six Forks Station, Six Forks Rd. at Strickland Rd., Raleigh		468,000	1,843,000
Little Brier Creek, Little Brier Creek Lane and Brier Leaf Lane, Raleigh		63,000	90,000
Stonehenge Market, Creedmoor Rd. at Bridgeport Dr., Raleigh		188,000	669,000
Surf City Crossing, Highway 17 and Highway 210, Surf City	#	-	1,359,000
Heritage Station, Forestville Rd. at Rogers Rd., Wake Forest		62,000	392,000
The Shoppes at Caveness Farms, Capitol Blvd and Caveness Farms Ave, Wake Forest	#	-	1,630,000

Arizona, Total		2,132,000	7,186,000
Palmilla Center, Dysart Rd. at McDowell Rd., Avondale		170,000	264,000
Raintree Ranch, Ray Road at Price Road, Chandler	#	60,000	759,000
University Plaza, Plaza Way at Milton Rd., Flagstaff		162,000	919,000
Val Vista Towne Center, Warner at Val Vista Rd., Gilbert		216,000	366,000
Arrowhead Festival S.C., 75th Ave. at W. Bell Rd., Glendale		177,000	157,000
Fry's Ellsworth Plaza, Broadway Rd. at Ellsworth Rd., Mesa		74,000	58,000
Monte Vista Village Center, Baseline Rd. at Ellsworth Rd., Mesa		104,000	353,000
Red Mountain Gateway, Power Rd. at McKellips Rd., Mesa		206,000	353,000
Camelback Village Square, Camelback at 7th Avenue, Phoenix		235,000	543,000
Laveen Village Market, Baseline Rd. at 51st St., Phoenix	#	108,000	773,000
Rancho Encanto, 35th Avenue at Greenway Rd., Phoenix		74,000	290,000
Squaw Peak Plaza, 16th Street at Glendale Ave., Phoenix		61,000	220,000
Fountain Plaza, 77th St. at McDowell, Scottsdale		105,000	445,000
Fry's Valley Plaza, S. McClintock at E. Southern, Tempe		145,000	570,000
Broadway Marketplace, Broadway at Rural, Tempe		83,000	347,000
Pueblo Anozira, McClintock Dr. at Guadalupe Rd., Tempe		152,000	769,000

New Mexico, Total		1,473,000	4,489,000
Eastdale, Candelaria Rd. at Eubank Blvd., Albuquerque		118,000	601,000
North Towne Plaza, Academy Rd. at Wyoming Blvd., Albuquerque		103,000	607,000
Pavillions at San Mateo, I-40 at San Mateo, Albuquerque		196,000	791,000
Plaza at Cottonwood, Coors Bypass Blvd. at Seven Bar Loop Rd., Albuquerque		418,000	386,000
Wyoming Mall, Academy Rd. at Northeastern, Albuquerque		326,000	1,309,000
De Vargas, N. Guadalupe at Paseo de Peralta, Santa Fe		312,000	795,000

Colorado, Total		2,707,000	13,648,000
Aurora City Place, E. Alameda at I225, Aurora	*	528,000	2,260,000
Bridges at Smoky Hill, Smoky Hill Rd. at S. Picadilly St., Aurora	*	59,000	272,000
Buckingham Square, Mississippi at Havana, Aurora	* #	-	-
Academy Place, Academy Blvd. at Union Blvd., Colorado Springs		261,000	404,000
Uintah Gardens, NEC 19th St. at West Uintah, Colorado Springs		212,000	677,000
Green Valley Ranch Towne Center, Tower Rd. at 48th Ave., Denver (37%)	* !	104,000	421,000
Lowry Town Center, 2nd Ave. at Lowry Ave., Denver	*	131,000	246,000
Gold Creek, Hwy. 86 at Elizabeth St., Elizabeth	*	80,000	160,000
CityCenter Englewood, S. Santa Fe at Hampden Ave., Englewood (51%)	*	307,000	453,000
Glenwood Meadows, Midland Ave. at W. Meadows, Glenwood Springs (41%)	* ! #	350,000	1,288,000
Highlands Ranch University Park, Highlands Ranch at University Blvd., Highlands Ranch (40%)	* !	88,000	534,000
Crossing at Stonegate, Jordon Rd. at Lincoln Ave., Parker (51%)	*	109,000	870,000
River Point at Sheridan, Highway 77 and Highway 88, Sheridan	# *	-	4,270,000
Thorncreek Crossing, Washington St. at 120th St., Thornton (51%)	*	386,000	1,157,000
Westminster Plaza, North Federal Blvd. at 72nd Ave., Westminster	*	92,000	636,000

Kansas, Total		251,000	454,000
Shawnee Village, Shawnee Mission Pkwy. at Quivera Rd., Shawnee		135,000	10,000
Kohl's, Wanamaker Rd. at S.W. 17th St., Topeka		116,000	444,000

Oklahoma, Total		174,000	682,000
Market Boulevard , E. Reno Ave. at N. Douglas Ave., Midwest City		36,000	142,000
Town and Country, Reno Ave at North Air Depot, Midwest City		138,000	540,000

Arkansas, Total		355,000	1,489,000
Markham Square, W. Markham at John Barrow, Little Rock		127,000	514,000
Markham West, 11400 W. Markham, Little Rock		178,000	769,000
Westgate, Cantrell at Bryant, Little Rock		50,000	206,000

Tennessee, Total		656,000	3,396,000
Bartlett Towne Center, Bartlett Blvd. at Stage Rd., Bartlett		179,000	774,000
Mendenhall Commons, South Mendenahall Rd. and Sanderlin Avenue, Memphis		80,000	250,000
Commons at Dexter Lake, Dexter at N. Germantown, Memphis		229,000	1,013,000
Highland Square, Summer at Highland, Memphis		14,000	84,000
Ridgeway Trace, Memphis	#	-	715,000
Summer Center, Summer Ave. at Waring Rd., Memphis		154,000	560,000

Missouri, Total		259,000	1,307,000
Ballwin Plaza, Manchester Rd. at Vlasis Dr., Ballwin		203,000	653,000
Western Plaza, Hwy 141 at Hwy 30, Fenton	* !	56,000	654,000

Georgia, Total		2,167,000	8,199,000
Lakeside Marketplace, Cobb Parkway (US Hwy 41), Acworth		322,000	736,000
Camp Creek Marketplace II, Camp Creek Parkway and Carmia Drive, Atlanta		196,000	724,000
Publix at Princeton Lakes, Carmia Drive and Camp Creek Drive, Atlanta		68,000	336,000
Brookwood Square, East-West Connector at Austell Rd., Austell		253,000	971,000
Dallas Commons, US Highway 278 and Nathan Dean Boulevard, Dallas		95,000	244,000
Reynolds Crossing, Steve Reynolds and Old North Cross Rd., Duluth		116,000	407,000
Thompson Bridge Commons, Thompson Bridge Rd. at Mt. Vernon Rd., Gainesville		78,000	540,000
Grayson Commons, Grayson Hwy at Rosebud Rd., Grayson		77,000	510,000
Village Shoppes of Sugarloaf, Sugarloaf Pkwy at Five Forks Trickum Rd., Lawrenceville		148,000	831,000
Sandy Plains Exchange, Sandy Plains at Scufflegrit, Marietta		73,000	452,000
Brownsville Commons, Brownsville Road and Hiram-Lithia Springs Road, Powder Springs		82,000	205,000
Roswell Corners, Woodstock Rd. at Hardscrabble Rd., Roswell		319,000	784,000
Brookwood Marketplace, Peachtree Parkway at Mathis Airport Rd., Suwannee		340,000	1,459,000

Utah, Total		633,000	1,660,000
Alpine Valley Center, Main St. at State St., American Fork (33%)	* !	200,000	447,000
Taylorsville Town Center, West 4700 South at Redwood Rd., Taylorsville		134,000	399,000
West Jordan Town Center, West 7000 South at S. Redwood Rd., West Jordan		299,000	814,000

Illinois, Total		394,000	1,268,000
Lincoln Place, Hwy. 59, Fairview Heights		224,000	503,000
Lincoln Place II, Route 159 at Hwy. 50, Fairview Heights		170,000	765,000

Maine, Total		205,000	963,000
The Promenade, Essex at Summit, Lewiston (75%)	*	205,000	963,000

Kentucky, Total		683,000	3,176,000
Millpond Center, Boston at Man O’War, Lexington		144,000	773,000
Tates Creek, Tates Creek at Man O’ War, Lexington		185,000	660,000
Regency Shopping Centre, Nicholasville Rd.& West Lowry Lane, Lexington		136,000	590,000
Festival at Jefferson Court, Outer Loop at Jefferson Blvd., Louisville		218,000	1,153,000

Washington, Total		617,000	1,888,000
Village at Liberty Lake, E. Country Vista Dr. at N. Liberty Rd., Liberty Lake	* ! #	143,000	142,000
Mukilteo Speedway Center, Mukilteo Speedway, Lincoln Way, and Highway 99, Lynnwood (20%)	* !	90,000	353,000

Meridian Town Center, Meridian Avenue East and 132nd Street East, Puyallup (20%)	* !	143,000	535,000
South Hill Center, 43rd Avenue Southwest and Meridian Street South, Puyallup (20%)	* !	134,000	514,000
Rainier Square Plaza, Rainer Avenue South and South Charleston Street, Seattle (20%)	* !	107,000	344,000

Oregon Total		177,000	382,000
Clackamas Square, SE 82nd Avenue and SE Causey Avenue, Portland (20%)	* !	137,000	216,000
Raleigh Hills Plaza, SW Beaverton-Hillsdale Hwy and SW Scholls Ferry Road, Portland (20%)	* !	40,000	166,000

South Carolina, Total		87,000	436,000
Fresh Market Shoppes, 890 William Hilton Head Pkwy, Hilton Head (25%)	* !	87,000	436,000

INDUSTRIAL

Houston and Harris County, Total		5,242,000	13,308,000
1919 North Loop West, Hacket Drive at West Loop 610 North		140,000	157,000
Beltway 8 Business Park, Beltway 8 at Petersham Dr.		158,000	499,000
Blankenship Building, Kempwood Drive		59,000	175,000
Brookhollow Business Center, Dacoma at Directors Row		133,000	405,000
Central Park Northwest VI, Central Pkwy. at Dacoma		175,000	518,000
Central Park Northwest VII, Central Pkwy. at Dacoma		103,000	283,000
Claywood Industrial Park, Clay at Hollister		330,000	1,761,000
Crosspoint Warehouse, Crosspoint		73,000	179,000
Jester Plaza Office Service Center, West T.C. Jester		101,000	244,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr.		113,000	327,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr. (20%)	* !	207,000	531,000
Lathrop Warehouse, Lathrop St. at Larimer St. (20%)	* !	253,000	435,000
Navigation Business Park, Navigation at N. York (20%)	* !	238,000	555,000
Northway Park II, Loop 610 East at Homestead (20%)	* !	304,000	746,000
Railwood F, Market at U.S. 90 (20%)	* !	300,000	559,000
Railwood Industrial Park, Mesa at U.S. 90		616,000	1,651,000
Railwood Industrial Park, Mesa at U.S. 90 (20%)	* !	498,000	1,061,000
South Loop Business Park, S. Loop at Long Dr.	* !	92,000	206,000
Southport Business Park 5, South Loop 610		161,000	358,000
Southwest Park II Service Center, Rockley Road		68,000	216,000
Stonecrest Business Center, Wilcrest at Fallstone		111,000	308,000
West-10 Business Center, Wirt Rd. at I-10		129,000	331,000
West 10 Business Center II, Wirt Rd. at I-10		83,000	147,000
Westgate Service Center, Park Row Drive at Whiteback Dr.		119,000	499,000
West Loop Commerce Center, W. Loop N. at I-10		34,000	91,000
610 and 11th St. Warehouse, Loop 610 at 11th St.		105,000	202,000
610 and 11th St. Warehouse, Loop 610 at 11th St. (20%)	* !	244,000	539,000
610/288 Business Park , Cannon Street (20%)	* !	295,000	482,000

Texas (excluding Houston & Harris Co.), Total		3,879,000	9,515,000
Midpoint I-20 Distribution Center, New York Avenue and Arbrook Boulevard, Arlington		253,000	593,000
Randol Mill Place, Randol Mill Road, Arlington		55,000	178,000
Braker 2 Business Center, Kramer Ln. at Metric Blvd., Austin		27,000	93,000
Corporate Center Park I and II, Putnam Dr. at Research Blvd., Austin		117,000	326,000
Oak Hills Industrial Park, Industrial Oaks Blvd., Austin		90,000	340,000
Rutland 10 Business Center, Metric Blvd. At Centimeter Circle, Austin		54,000	139,000
Southpark A,B,C, East St. Elmo Rd. at Woodward St., Austin		78,000	238,000
Southpoint Service Center, Burleson at Promontory Point Dr., Austin		54,000	234,000
Wells Branch Corporate Center, Wells Branch Pkwy., Austin		59,000	183,000
1625 Diplomat Drive, SWC Diplomat Dr. at McDaniel Dr., Carrollton		106,000	199,000
Midway Business Center, Midway at Boyington, Carrollton		141,000	309,000
Manana Office Center, I-35 at Manana, Dallas		223,000	473,000
Newkirk Service Center, Newkirk near N.W. Hwy., Dallas		106,000	223,000
Northaven Business Center, Northaven Rd., Dallas		151,000	178,000
Northeast Crossing Office/Service Center, East N.W. Hwy. at Shiloh, Dallas		79,000	199,000

Northwest Crossing Office/Service Center, N.W. Hwy. at Walton Walker, Dallas		127,000	290,000
Redbird Distribution Center, Joseph Hardin Drive, Dallas		111,000	233,000
Regal Distribution Center, Leston Avenue, Dallas		203,000	318,000
Space Center Industrial Park, Pulaski St. at Irving Blvd., Dallas		265,000	426,000
McGraw Hill Distribution Center, 420 E. Danieldale Rd, DeSoto		418,000	888,000
Freeport Commerce Center, Sterling Street and Statesman Drive, Irving		51,000	196,000
Central Plano Business Park, Klein Rd. at Plano Pkwy., Plano		138,000	415,000
Jupiter Service Center, Jupiter near Plano Pkwy., Plano		78,000	234,000
Sherman Plaza Business Park, Sherman at Phillips, Richardson		101,000	312,000
Interwest Business Park, Alamo Downs Parkway, San Antonio		218,000	742,000
Isom Business Park, 919-981 Isom Road, San Antonio		175,000	462,000
O'Connor Road Business Park, O’Connor Road, San Antonio		150,000	459,000
Freeport Business Center, 13215 N. Promenade Blvd., Stafford		251,000	635,000

Georgia, Total		1,568,000	4,343,000
Atlanta Industrial Park II & VI, Atlanta Industrial Pkwy. at Atlanta Industrial Dr., Atlanta		552,000	1,755,000
Sears Logistics, 3700 Southside Industrial Way, Atlanta (20%)	* !	403,000	890,000
Southside Industrial Parkway, Southside Industrial Pkwy at Jonesboro Rd., Atlanta		72,000	242,000
Kennesaw 75, 3850-3900 Kennesaw Prkwy, Kennesaw		178,000	491,000
6485 Crescent Drive, I-85 at Jimmy Carter Blvd., Norcross (20%)	* !	363,000	965,000

Tennessee, Total		1,142,000	2,658,000
Crowfarn Drive Warehouse, Crowfarn Dr. at Getwell Rd., Memphis (20%)	* !	161,000	316,000
Outland Business Center, Outland Center Dr., Memphis (20%)	* !	410,000	1,215,000
Southpoint I & II, Pleasant Hill Rd. at Shelby Dr., Memphis		571,000	1,127,000

Florida, Total		1,496,000	3,700,000
Lakeland Industrial Center, I-4 at County Rd., Lakeland		600,000	1,535,000
1801 Massaro, 1801 Massaro Blvd., Tampa		159,000	337,000
Hopewell Industrial Center, Old Hopewell Boulevard and U.S. Highway 301, Tampa		224,000	486,000
Tampa East Industrial Portfolio, 1841 Massaro Blvd., Tampa		513,000	1,342,000

California, Total		1,043,000	2,548,000
1725 Dornoch, Donroch Court, San Diego		112,000	268,000
1855 Dornoch, Donroch Court, San Diego		205,000	520,000
Siempre Viva Business Park, Siempre Viva Rd. at Kerns St., San Diego (20%)	* !	726,000	1,760,000

UNIMPROVED LAND

Houston & Harris County, Total			2,402,000
Bissonnet at Wilcrest			175,000
Citadel Plaza at 610 North Loop			137,000
East Orem			122,000
Kirkwood at Dashwood Drive			322,000
Mesa Road at Tidwell			901,000
Northwest Freeway at Gessner			422,000
Shaver at Denham			17,000
West Little York at Interstate 45			161,000
West Loop North at Interstate 10			145,000

Texas (excluding Houston & Harris Co.), Total			1,121,000
River Pointe Drive at Interstate 45, Conroe	#		590,000
NEC of US Hwy 380 & Hwy 75, McKinney			87,000
9th Ave. at 25th St., Port Arthur			243,000
Highway 3 at Highway 1765, Texas City			201,000

Louisiana, Total			462,000
U.S. Highway 171 at Parish, DeRidder			462,000

North Carolina, Total			1,750,000
The Shoppes at Caveness Farms			1,750,000

Weingarten Realty Investors
Property Listing at December 31, 2006

	NUMBER OF	BUILDING	LAND
ALL PROPERTIES-BY LOCATION	PROPERTIES	TOTAL	TOTAL

Grand Total	389	64,925,000	246,781,000
Texas (excluding Houston and Harris County)	96	13,507,000	56,117,000
Houston & Harris County	77	12,046,000	39,105,000
Florida	41	8,713,000	34,634,000
California	30	5,056,000	16,999,000
North Carolina	26	3,366,000	20,630,000
Louisiana	16	3,058,000	9,668,000
Arizona	16	2,132,000	7,186,000
Colorado	15	2,707,000	13,648,000
Georgia	18	3,735,000	12,542,000
Nevada	12	3,499,000	12,004,000
Tennessee	9	1,798,000	6,054,000
New Mexico	6	1,473,000	4,489,000
Oklahoma	2	174,000	682,000
Arkansas	3	355,000	1,489,000
Utah	3	633,000	1,660,000
Kentucky	4	683,000	3,176,000
Kansas	2	251,000	454,000
Missouri	2	259,000	1,307,000
Illinois	2	394,000	1,268,000
Maine	1	205,000	963,000
Washington	5	617,000	1,888,000
South Carolina	1	87,000	436,000
Oregon	2	177,000	382,000

ALLPROPERTIES-BY CLASSIFICATION
Grand Total	389	64,925,000	246,781,000
Shopping Centers	322	50,555,000	204,974,000
Industrial	67	14,370,000	36,072,000
Unimproved Land	0		5,735,000

Total square footage includes 465,000 square feet of building area and 11,933,000 square feet of land leased from others.

_______________

*	Denotes partial ownership. Our interest is 50% except where noted. The square feet figures represent the total property amounts.

#	Denotes property under development.

!	Denotes properties of an unconsolidated joint venture. These properties are not consolidated in our financial statements.

General. In 2006 no single property accounted for more than 2.1% of our total assets or 1.5% of gross revenues. Five properties, in the aggregate, represented approximately 7.0% of our gross revenues for the year ended December 31, 2006; otherwise, none of the remaining properties accounted for more than 1.3% of our gross revenues during the same period. The weighted average occupancy rate for all of our improved properties as of December 31, 2006 was 94.1% compared to 94.2% as of December 31, 2005.

Substantially all of our properties are owned directly by us (subject in some cases to mortgages), although our interests in some properties are held indirectly through interests in joint ventures or under long-term leases. In our opinion, our properties are well maintained and in good repair, suitable for their intended uses, and adequately covered by insurance.

We participate in 65 joint ventures or partnerships that hold 103 of our properties. Our ownership interest ranges from 20% to 99%; we are normally the managing or operating partner and receive a fee for acting in this capacity.

We may use a DownREIT operating partnership structure in the acquisition of some real estate properties. In these transactions, a fair value purchase price is agreed upon between us, as general partner of the DownREIT, and the seller where the seller receives operating partnership units in exchange for some or all of its ownership interest in the property. Each operating partnership unit is the equivalent of one of our common shares of beneficial interest. These units generally allow our partners the right to put their limited partnership units interest to us on or after the first anniversary of the entity’s formation. We may acquire these limited partnership units for either cash or a fixed number of our common shares at our discretion.

Shopping Centers. At December 31, 2006, we owned or operated under long-term leases, either directly or through our interest in joint ventures or partnerships, a total of 297 developed income-producing properties and 25 properties under various stages of construction and development. Our shopping centers are located Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Maine, Missouri, Nevada, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Utah and Washington.

Our shopping centers are primarily neighborhood and community shopping centers that range in size from 100,000 to 600,000 square feet of building area, as distinguished from small strip centers, which generally contain 5,000 to 25,000 square feet, and from large regional enclosed malls. Almost none of the centers have climatized common areas, but are designed to allow retail customers to park their automobiles in close proximity to any retailer in the center. Our centers are customarily constructed of masonry, steel and glass, and all have lighted, paved parking areas, which are typically landscaped with berms, trees and shrubs. They are generally located at major intersections in close proximity to neighborhoods that have existing populations sufficient to support retail activities of the types conducted in our centers.

We have approximately 6,600 separate leases with 4,800 different tenants. Included among our top revenue-producing tenants are: The Kroger Co., T.J.X. Companies, Ross Stores, Safeway, Publix, Office Depot, Blockbuster Video, Home Depot, Barnes & Noble, and the Gap. The diversity of our tenant base is also evidenced by the fact that our largest tenant accounted for only 3.0% of rental revenues during 2006.

In the ordinary course of business, we have tenants who cease making payments under their leases or who file for bankruptcy protection. We are unable to predict or forecast the timing of store closings or unexpected vacancies; however, we believe the effect of this will not have a material impact on our financial position, results of operations, or our liquidity due to the significant diversification of our tenant base.

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

During 2006 we invested approximately $781 million in the acquisition of operating retail properties. Approximately $402 million was invested in 17 shopping centers and $54 million was invested in two unconsolidated joint ventures to acquire 11 retail properties. We also invested $325 million in the Woolbright Properties Portfolio, 80% of which was subsequently bought from us as part of a joint venture arrangement with TIAA-CREF Global Real Estate. These combined acquisitions added 4.0 million square feet to our share of the portfolio.

In March 2006 we acquired Fresh Market Shoppes Shopping Center, an 87,000 square foot shopping center located in Hilton Head, South Carolina. Fresh Market and Bonefish Grill anchor this specialty retail center. We also acquired The Shoppes at Paradise Isle, a 172,000 shopping center located in Destin, Florida. Best Buy, Linens-N-Things, PetsMart and Office Depot anchor this property. Both of these shopping centers were acquired through a 25%-owned unconsolidated joint venture.

In April 2006 Valley Shopping Center, a 103,000 square foot shopping center anchored by Raley’s Supermarket was acquired. The center has below-market rents providing strong growth opportunities and is in close proximity to our regional office in Sacramento.

In May 2006 Brownsville Commons, an 82,000 square foot shopping center including a 54,000 square foot (corporate owned) Kroger supermarket, was acquired in Powder Springs, Georgia, a suburb of Atlanta. The Shoppes of Parkland, was also acquired, which is a 146,000 square foot shopping center located in Parkland, Florida and is anchored by BJ’s Wholesale. This center services two upper income neighborhoods, Parkland and Boca Raton.

In June 2006 we purchased a property in California and acquired a shopping center in Florida through a 25%-owned unconsolidated joint venture. Freedom Centre, anchored by Ralph’s and Rite Aid, is a 151,000 square foot shopping center located in Freedom, California. Indian Harbour Place is a 164,000 square foot shopping center located in Melbourne, Florida and is anchored by Publix.

In July 2006 we acquired Mendenhall Commons, an 80,000 square foot grocery-anchored neighborhood shopping center located in the affluent East Memphis submarket of Memphis, Tennessee. Kroger anchors the center. We also acquired the Regency Shopping Center, located in Lexington, Kentucky, and Little Brier Creek Lane in Raleigh, North Carolina. Regency Shopping Center is a 136,000 square foot shopping center, which is anchored by Kroger (corporate owned), Michael’s and TJ Maxx. Little Brier Creek Lane is a 63,000 square foot shopping center anchored by Pei Wei.

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

In August 2006 we acquired the North American Properties portfolio consisting of five retail properties, including four properties in metropolitan Atlanta, Georgia and one in Sanford, Florida, a suburb north of Orlando. The properties are all new construction and are anchored by strong national tenants as described in the below table:

Center Name	Square Feet of Property*	Location	Anchors	Occupancy at Acquisition Date
Brookwood Marketplace	253,000	Suwannee (Atlanta), GA	SuperTarget*, Home Depot, OfficeMax	96%
Camp Creek Phase II	196,000	Atlanta, GA	SuperTarget*, Circuit City	99%
Lakeside Marketplace	322,000	Acworth (Atlanta), GA	SuperTarget*, Circuit City, Ross Dress for Less, PETCO, OfficeMax	100%
Publix at Princeton Lakes	68,000	Atlanta, GA	Publix	100%
Marketplace at Seminole Towne Center	494,000	Sanford (Orlando), FL	SuperTarget*, Circuit City, Linens ‘n Things, Marshalls, PETCO	99%
* Target owns its own property and is not part of the transaction.

The purchase agreement allows for the subsequent development and leasing of an additional phase of Brookwood Marketplace by the property seller. If the terms of the purchase agreement are met by the seller, the purchase price would be increased by approximately $6.9 million. This agreement expires in August 2008.

In September 2006 Dallas Commons and Reynolds Crossing were acquired in Atlanta, Georgia. Dallas Commons is a 95,000 square foot shopping center and Reynolds Crossing is an 116,000 square foot shopping center. Both centers are anchored by a 70,000 square foot (corporate owned) Kroger supermarket.

The Woolbright Properties Portfolio was acquired, which consisted of seven neighborhood/community anchored retail shopping centers. Five of the centers were purchased in September 2006 with Alafaya Square and the Marketplace at Dr. Phillips purchased in early October 2006. This acquisition added 1.3 million square feet to our portfolio, and represented a total investment of $325 million. All seven properties are located in highly desirable locations within Florida’s three largest metropolitan markets of South Florida, Orlando, and Tampa/St. Petersburg. The centers are leased to a diverse mix of strong national retailers as described in the table below:

Center Name	Square Feet of Property	Location	Anchors	Occupancy at Acquisition Date
Alafaya Square	176,000	Oviedo (Orlando), FL	Publix, Planet Fitness	100%
Marketplace at Dr. Phillips	328,000	Orlando, FL	Albertson’s, Stein Mart, HomeGoods, Office Depot	99%
East Lake Woodlands	145,000	Palm Harbor (Tampa), FL	Publix, Walgreens	91%
International Drive Value Center	186,000	Orlando, FL	Bed Bath & Beyond, Ross, TJ Maxx	100%
Kendall Corners	96,000	Miami, FL	Ashley Furniture	100%
Palm Lakes Plaza	114,000	Maragate (Ft. Lauderdale), FL	Publix, CVS	99%
South Dade Shopping Center	220,000	Miami, FL	Publix, Bed Bath & Beyond, PETCO	100%

In November 2006, 80% of the Woolbright Properties Portfolio was sold as part of a joint venture arrangement with TIAA-CREF Global Real Estate.

In November 2006 we purchased six properties, four in Washington and two in Oregon through a 20%-owned unconsolidated joint venture. The centers are leased to a diverse mix of strong national retailers as described in the table below:

Center Name	Square Feet of Property	Location	Anchors	Occupancy at Acquisition Date
Mukilteo Speedway Center	90,000	Lynnwood (Seattle), WA	Food Emporium, Bartell Drug	96%
Meridian Town Center	143,000	Puyallup (Tacoma), WA	Safeway, JoAnn’s	100%
Rainier Valley Square	107,000	Seattle, WA	Safeway, Long Drugs	100%
South Hill Center	134,000	Puyallup (Tacoma), WA	Best Buy, Bed Bath & Beyond and Ross	99%
Clackamas Square	137,000	Portland, OR	TJ Maxx	100%
Raleigh Hills Plaza	40,000	Portland, OR	Walgreen, New Season Market	100%

In December 2006 we acquired Galleria Shopping Center in Charlotte, North Carolina and Charleston Commons in Las Vegas, Nevada. Galleria is a 316,000 square foot shopping center anchored by Cato Corporation and Dollar Tree. Charleston Commons, a 338,000 square foot shopping center, is anchored by Walmart, Office Max, Ross and PetSmart. We also acquired our partner’s share of Heritage Station, which is located in Wake Forest, North Carolina. Heritage Station is a 62,000 square foot shopping center that is anchored by Harris Teeter.

In 2006 we sold 19 wholly-owned shopping centers totaling 2.9 million square feet of building area. We also sold two joint venture properties totaling 97,000 square feet. Sales proceeds from these dispositions totaled $300 million and generated gains of $145 million.

Industrial Properties. At December 31, 2006, we owned, either directly or through our interest in joint ventures or partnerships, 67 industrial projects with approximately 50.6 million square feet of building area. We have approximately 690 tenants and 749 leases. Our industrial properties consist of bulk warehouse, business distribution and office-service center assets ranging in size from 27,000 to 616,000 square feet. Similar to our shopping centers, these properties are customarily constructed of masonry, steel and glass, and have lighted, concrete parking areas and are well landscaped. The national and regional tenants in our industrial centers include Hitachi Transport Systems, Sears Logistics, Publix, Shell, Rooms to Go, UPS Supply Chain Solutions, Sanderson Industries, Stone Container, General Electric Company, G.E. Polymershapes, Inc., Interline Brands, Inc., Constar International, Inc., Rooftop Systems Inc., Wells Fargo Bank, and Iron Mountain. Its properties are located in California, Florida, Georgia, Tennessee and Texas. During 2006 we invested approximately $82 million in the acquisition of seven industrial properties totaling 1.4 million square feet.

In February 2006 we acquired the McGraw Hill Distribution Center, a single tenant warehouse of 418,000 square feet located in De Soto, Texas.

In June 2006 we acquired two vacant industrial warehouse buildings in San Diego, California at 1725 and 1855 Dornoch Court. These state-of-the-art buildings, aggregating 317,000 square feet, are located within one and a half miles of our Siempre Viva Business Park. Based on the high demand for top quality space in this area, we anticipate leasing both newly acquired buildings within the next year.

In October 2006 we acquired Midpoint I-20 Distribution Center, a 253,000 square foot property located in Arlington, Texas.

In November 2006 we acquired Hopewell Industrial Center in Tampa, Florida and Freeport Commerce Center located in Irving, Texas. These centers aggregate 224,000 and 51,000 square feet, respectively.

In December 2006 we acquired 1919 North Loop West, an office building adjacent to our corporate headquarters in Houston, Texas where we intend to relocate some of our administrative operations. The building contains 140,000 square feet.

During 2006 we sold four industrial properties totaling 616,000 square feet. We also formed an industrial joint venture where five properties totaling 2.1 million square feet were contributed to a joint venture, and we retained a 20% interest. Sales proceeds from these dispositions totaled $115 million and generated gains of $26 million.

Other. In 2005 we began development of a 224-unit apartment complex within a multi-use master planned project. This represents Phase II of a project where the initial phase was completed in 2001 and sold in 2002. We anticipate completing the project in 2007.

Unimproved Land. At December 31, 2006, we owned 15 parcels of unimproved land consisting of approximately 5.7 million square feet of land area located in Texas, Louisiana and North Carolina. These properties include approximately 2.8 million square feet of land adjacent to certain of our existing developed properties, which may be used for expansion of these developments, as well as approximately 2.9 million square feet of land, which may be used for new development. Almost all of these unimproved properties are served by roads and utilities and are ready for development. Most of these parcels are suitable for development as shopping centers or industrial projects, and we intend to emphasize the development of these parcels for such purpose.

New Development Properties. At December 31, 2006, we had 26 projects under construction or in preconstruction stages. The total square footage is approximately 7.6 million.

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

ITEM 4. Submission of Matters to a Vote of Shareholders

None.

PART II

ITEM 5. Market for Registrant's Common Shares of Beneficial Interest, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed and traded on the New York Stock Exchange under the symbol "WRI." The number of holders of record of our common shares as of January 31, 2007 was 3,317. The closing high and low sale prices per common share as reported on the New York Stock Exchange, and dividends per share paid for the fiscal quarters indicated were as follows:

	High	Low	Dividends

2006:
Fourth	$47.83	$42.72	$.465
Third	43.26	38.19	.465
Second	40.56	37.10	.465
First	41.76	38.66	.465

2005:
Fourth	$38.98	$33.99	$.44
Third	40.50	36.83	.44
Second	39.32	34.08	.44
First	39.97	33.49	.44

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

Performance Graph

The graph below provides an indicator of cumulative total shareholder returns for us as compared with the S&P 500 Stock Index and the NAREIT All Equity Index, weighted by market value at each measurement point. The graph assumes that $100 was invested on December 31, 2001 in our common shares and that all dividends were reinvested by the shareholder.

Comparison of Five Year Cumulative Return

	2002	2003	2004	2005	2006

Weingarten	122.54	155.85	221.88	219.11	279.34
S&P 500 Index	77.90	100.24	111.15	116.61	135.03
The NAREIT All Equity Index	103.82	142.37	187.33	210.12	283.78

There can be no assurance that our share performance will continue into the future with the same or similar trends depicted in the graph above. We will not make or endorse any predications as to future share performance.

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

	(Amounts in thousands, except per share amounts)
	Year Ended December 31,
	2006	2005	2004	2003	2002

Revenues (primarily real estate rentals)	$561,380	$510,401	$460,914	$372,016	$317,119
Expenses:
Depreciation and amortization	127,613	117,062	103,870	80,776	65,803
Other	180,751	152,932	143,178	113,128	97,253
Total	308,364	269,994	247,048	193,904	163,056
Operating income	253,016	240,407	213,866	178,112	154,063
Interest expense	(146,943)	(130,761)	(117,096)	(90,269)	(67,171)
Interest and other income	9,045	2,867	1,390	1,563	1,053
Loss on redemption of preferred shares			(3,566)	(2,739)
Equity in earnings of joint ventures, net	14,655	6,610	5,384	4,681	3,930
Income allocated to minority interests	(6,414)	(6,060)	(4,928)	(2,723)	(3,553)
Gain on land and merchant development sales	7,166	804
Gain on sale of properties	22,467	22,306	1,562	665	188
Provision for Income Taxes	(1,366)
Income from continuing operations	151,626	136,173	96,612	89,290	88,510
Income from discontinued operations (1)	153,384	83,480	44,769	26,990	43,357
Net income	$305,010	$219,653	$141,381	$116,280	$131,867

Net income available to common shareholders	$294,909	$209,552	$133,911	$97,880	$112,111
Per share data - basic:
Income from continuing operations	$1.61	$1.41	$1.04	$.92	$.89
Net income	$3.36	$2.35	$1.55	$1.24	$1.44
Weighted average number of shares	87,719	89,224	86,171	78,800	77,866
Per share data - diluted:
Income from continuing operations	$1.60	$1.41	$1.04	$.92	$.89
Net income	$3.27	$2.31	$1.54	$1.24	$1.43
Weighted average number of shares	91,779	93,166	89,511	81,574	80,041

Property (at cost)	$4,445,888	$4,033,579	$3,751,607	$3,200,091	$2,695,286
Total assets	$4,375,540	$3,737,741	$3,470,318	$2,923,094	$2,423,241
Debt	$2,900,952	$2,299,855	$2,105,948	$1,810,706	$1,330,369

Other data:
Cash flows from operating activities	$242,592	$200,525	$203,886	$162,316	$167,095
Cash flows from investing activities	$(314,686)	$(105,459)	$(349,654)	$(331,503)	$(182,161)
Cash flows from financing activities	$100,407	$(97,791)	$170,928	$168,623	$23,451
Cash dividends per common share	$1.86	$1.76	$1.66	$1.56	$1.48
Funds from operations: (2)
Net income available to common shareholders	$294,909	$209,552	$133,911	$97,880	$112,111
Depreciation and amortization	131,792	125,742	114,342	90,367	78,111
Gain on sale of properties	(172,056)	(87,561)	(26,316)	(7,273)	(18,614)
Total	$254,645	$247,733	$221,937	$180,974	$171,608

______________

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

Executive Overview

Weingarten Realty Investors is a real estate investment trust organized under the Texas Real Estate Investment Trust Act. We, and our predecessor entity, began the ownership and development of shopping centers and other commercial real estate in 1948. Our primary business is leasing space to tenants in the shopping and industrial centers we own or lease. We also manage centers for joint ventures in which we are partners or for other outside owners for which we charge fees.

We operate a portfolio of properties includes neighborhood and community shopping centers and industrial properties of approximately 65 million square feet. We have a diversified tenant base with our largest tenant comprising only 3% of total rental revenues during 2006.

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

At December 31, 2006, we owned or operated under long-term leases, either directly or through our interest in joint ventures or partnerships, a total of 363 developed income-producing properties and 26 properties under various stages of construction and development. The total number of centers includes 322 neighborhood and community shopping centers located in Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Maine, Missouri, Nevada, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Utah, Texas, and Washington. We also owned 67 industrial projects located in California, Florida, Georgia, Tennessee and Texas.

We also owned interests in 15 parcels of unimproved land held for future development that totaled approximately 5.7 million square feet.

We have approximately 7,400 leases with 5,500 different tenants at December 31, 2006.

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

In assessing the performance of our properties, management carefully tracks the occupancy of the portfolio. Occupancy for the total portfolio was 94.1% at December 31, 2006 compared to 94.2% at December 31, 2005. We expect occupancy to remain at this high level or improve slightly in 2007. Another important indicator of performance is the spread in rental rates on a same-space basis as we complete new leases and renew existing leases. We completed 1,264 new leases or renewals during 2006 totaling 6.1 million square feet, increasing rental rates an average of 7.5% on a cash basis.

In the first quarter of 2006, we articulated a new long-term growth strategy with a planned three-year implementation. The key elements of this strategy are as follows:

•	A much greater focus on new development, including merchant development, with $300 million in annual new development completions beginning in 2009.

•
Increased use of joint ventures for acquisitions including the recapitalization (or partial sale) of existing assets, which provide the opportunity to further increase returns on investment through the generation of fee income from leasing and management services we will provide to the venture.

•
Further recycling capital through the active disposition of non-core properties and reinvesting the proceeds into properties with barriers to entry within high growth metropolitan markets. This, combined with our continuous focus on our assets, produces a higher quality portfolio with higher occupancy rates and much stronger internal revenue growth.

During 2006, we made excellent progress in the execution of this long-term growth strategy as described in the following sections on new development, acquisitions and joint ventures, and dispositions.

New Development
At December 31, 2006, we had 26 properties in various stages of development, up from 10 properties under development at the end of 2005. We have invested $204 million to-date on these projects and, at completion, we estimate our total investment to be $485 million. These properties are slated to open over the next two years with a projected return on investment of approximately 9% when completed.

In addition to these projects, we have significantly increased our development pipeline with nine development sites under contract, which will represent an investment of approximately $218 million. In addition to the nine development sites under contract, we have another 22 development sites under preliminary pursuit.

Merchant development is a new program in which we develop a project with the objective of selling all or part of it, instead of retaining it in our portfolio on a long-term basis. We generated $6.9 million (after-tax) from this program in 2006 adding $0.08 of earnings and FFO per share.

We are making excellent progress in new development including merchant development activities. During 2006, we almost tripled the number of properties under development and invested $167 million in our new development program.

Acquisitions and Joint Ventures
In 2006, we completed a record $1 billion of acquisitions, including $194 million bought on behalf of joint venture partners. Properties acquired in 2006 included 34 shopping centers and seven industrial properties that added a total of 4.0 million square feet under management. During 2006, just over half of our acquisitions were with institutional joint ventures.

We formed the following new joint venture partnerships in 2006:

•	We acquired seven neighborhood/community shopping centers in South Florida in a new joint venture with TIAA-CREF Global Real Estate;

•
In partnership with AEW Capital Management, on behalf of its institutional client, we acquired four grocery-anchored centers and two power centers in Oregon and Washington, marking our entry into two desirable markets - Portland, Oregon and Seattle/Tacoma, Washington;

•
We also formed a joint venture with Mercantile Real Estate Advisors and its client, the AFL-CIO Building Investment Trust, to acquire and operate industrial properties within target markets across the United States. We sold $123 million of our existing assets to the joint venture upon formation. Including the $123 million, the partners plan to invest up to $500 million in total capital over the next two years.

Acquisitions are critical to our growth and a key component of our strategy. However, intense competition for good quality assets has driven asset prices up and returns down. Partnering with institutional investors through joint ventures enables us to acquire high quality assets in our target markets while also meeting our financial return objectives. We benefit from access to lower-cost capital as well as leveraging our expertise to provide fee-based services, such as the acquisition, leasing, and management of properties, to the joint ventures.

Dispositions
During 2006, we sold 21 shopping centers and four industrial projects representing 3.6 million square feet from our share of the portfolio. Sale proceeds from these dispositions totaled $316 million and generated gains of $150 million. We also sold an 80% interest in two property portfolios to two joint ventures totaling $358 million. The proceeds from these dispositions, combined with the joint venture program, provided more than 70% of the capital required for the 2006 acquisitions and reduced the need to issue additional common equity or incur additional debt.

Capitalizing on strong demand and favorable prices for real estate assets during 2006, we completed a record level of asset sales. Dispositions are part of an on-going portfolio management process where we prune our portfolio of properties that do not meet our geographic or growth targets and provide capital to recycle into properties that have barrier-to-entry locations within high growth metropolitan markets. Over time we expect this to produce a portfolio with higher occupancy rates and much stronger internal revenue growth.

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

Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations of an acquired property are included in our results of operations from the respective dates of acquisition. We have used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property among land, buildings on an "as if vacant" basis, and other identifiable intangibles. Other identifiable intangible assets and liabilities include the effect of out-of-market leases, the value of having leases in place (lease origination and absorption costs), out-of-market assumed mortgages and tenant relationships.

Property also includes costs incurred in the development of new operating properties and properties in our merchant development program.  These properties are carried at costs and no depreciation is recorded on these assets. These costs include preacquisition costs directly identifiable with the specific project, development and construction costs, interest and real estate taxes. Indirect development costs, including salaries and benefits, travel and other related costs that are clearly attributable to the development of the property, are also capitalized. The capitalization of such costs ceases at the earlier of one year from the completion of major construction or when the property, or any completed portion, becomes available for occupancy.

Property also includes costs for tenant improvements paid by us, including reimbursements to tenants for improvements that are owned by us and will remain our property after the lease expires.

Our properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of either the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis or the estimated net sales price to the carrying amount of such property. Such carrying amount is adjusted, if necessary, to the estimated fair value to reflect an impairment in the value of the asset.

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

Sales of Real Estate
Sales of real estate include the sale of shopping center pads, property adjacent to shopping centers, shopping center properties, merchant development properties and investments in real estate ventures.

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

We recognize gains on the sale of real estate to joint ventures in which we participate to the extent we receive cash from the joint venture.

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

Income Taxes
We have elected to be treated as a Real Estate Investment Trust (REIT) under the Internal Revenue Code of 1986, as amended. As a REIT, we generally will not be subject to corporate level federal income tax on taxable income we distribute to our shareholders. To be taxed as a REIT we must meet a number of requirements including meeting defined percentage tests concerning the amount of our assets and revenues that come from, or are attributable to, real estate operations. As long as we distribute at least 90% of the taxable income of the REIT to our shareholders as dividends, we will not be taxed on the portion of our income we distribute as dividends unless we have ineligible transactions.

The Tax Relief Extension Act of 1999 gave REITs the ability to conduct activities which a REIT was previously precluded from doing as long as they are performed in entities which have elected to be treated as taxable REIT subsidiaries under the IRS code. These activities include buying or developing properties with the express purpose of selling them. We conduct certain of these activities in taxable REIT subsidiaries that we have created. We calculate and record income taxes in our financial statements based on the activities in those entities. We also record deferred taxes for the temporary tax differences that have resulted from those activities as required under SFAS No. 109, “Accounting for Income Taxes.”

Results of Operations
Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

Revenues
Total revenues were $561.4 million for the year ended 2006 versus $510.4 million for the year ended 2005, an increase of $51.0 million or 10%. This increase resulted primarily from an increase in rental revenues of $50.4 million.

Property acquisitions and new development activity contributed $35.6 million of the rental income increase. The remaining increase of $14.8 million resulted from 1,264 renewals and new leases, comprising 6.1 million square feet at an average rental rate increase of 7.5%.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	December 31,
	2006	2005

Shopping Centers	95.0%	94.6%
Industrial	91.2%	93.1%
Total	94.1%	94.2%

Expenses
Total expenses for 2006 were $308.4 million versus $270.0 million in 2005, an increase of $38.4 million or 14.2%.

The increases in 2006 for depreciation and amortization expense ($10.5 million), operating expenses ($14.8 million), ad valorem taxes ($6.6 million) and general and administrative expenses ($6.4 million) were primarily a result of the properties acquired and developed during the year, an increase in property insurance expenses as a result of the hurricanes experienced in 2005, and increases associated with headcount increases related to the growth of the portfolio. Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues were 28% in 2006 and 27% in 2005.

Interest Expense
Interest expense totaled $146.9 million for 2006, up $16.1 million or 12.3% from 2005. The components of interest expense were as follows (in thousands):

	Year Ended December 31,
	2006	2005

Gross interest expense	$161,894	$140,317
Over-market mortgage adjustment of acquired properties	(7,335)	(6,927)
Capitalized interest	(7,616)	(2,629)

Total	$146,943	$130,761

Gross interest expense totaled $161.9 million in 2006, up $21.6 million or 15.4% from 2005. The increase in gross interest expense was due to an increase in the average debt outstanding from $2.2 billion in 2005 to $2.5 billion in 2006 at a weighted average interest rate of 6.0% in 2006 and 6.1% for 2005. Capitalized interest increased $5.0 million due to an increase in new development activity, and the over-market mortgage adjustment increased by $.4 million.

Interest and Other Income
Interest and other income was $9.0 million in 2006 versus $2.9 million in 2005, an increase of $6.1 million or 210%. This increase was attributable to interest earned from a qualified escrow account for the purposes of completing like-kind exchanges, construction loans associated with our new development activities, excess proceeds from our $575 million Convertible Debt Offering and assets held in a grantor trust related to our deferred compensation plan.

Equity in Earnings of Joint Ventures
Our equity in earnings of joint ventures was $14.7 million in 2006 versus $6.6 million in 2005, an increase of $8.1 million or 123%. This increase was attributable primarily to our share of the gains generated from the disposition of two shopping centers in Texas totaling $4.0 million, a gain of $1.1 million associated with land and merchant development activities in Texas and Washington and incremental income from our investments in newly formed joint ventures in 2005 and 2006 for the acquisition and development of retail and industrial properties.

Gain on Sale of Properties
The gain of $22.5 million and $22.3 million in 2006 and 2005, respectively, resulted primarily from the sale of an 80% interest in five industrial properties in the San Diego, Memphis and Atlanta markets and two retail centers in Louisiana, respectively, in which we retained a continuing 20% operating interest.

Gain on Land and Merchant Development Sales
Gain on land and merchant development sales of $7.1 million in 2006 resulted from the gain from the sale of the Timber Springs shopping center in Orlando, Florida and the sale of three parcels of land in Arizona (1) and Texas (2). The activity in 2005 resulted from the sale of a parcel of land in Orlando, Florida.

Provision for Income Taxes
The amount reported in 2006 includes the tax expense in our taxable REIT subsidiary and the deferred tax impact attributable to the Texas margin tax enacted in the second quarter of 2006.

Income from Discontinued Operations
Income from discontinued operations was $153.4 million in 2006 versus $83.5 million in 2005, an increase of $69.9 million or 83.7%. This increase was due to the disposition of 23 properties totaling 3.5 million square feet that provided sales proceeds of $308.2 million and generated gains of $145.5 million. The 2005 caption includes the operating results of properties disposed in 2006 and 2005 as well as the gain from the disposition of 16 properties and a vacant building totaling 1.3 million square feet that provided sales proceeds of $133.8 million and generated gains of $65.5 million.

Results of Operations
Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

Revenues
Total revenues increased by $49.5 million or 10.7% in 2005 ($510.4 million in 2005 versus $460.9 million in 2004). This increase resulted primarily from the increase in rental revenues of $51.4 million and a decrease in other income of $1.9 million. Property acquisitions and new development activity contributed $41.3 million of the rental income increase with $14.2 million resulting from our existing properties, based on the occupancy and average rental rate factors described below. Offsetting these rental income increases was a decrease of $4.1 million, which resulted from the sale of an 80% interest in two retail centers in Louisiana.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	December 31,
	2005	2004

Shopping Centers	94.6%	94.8%
Industrial	93.1%	92.6%
Total	94.2%	94.3%

In 2005 we completed 1,298 renewals and new leases comprising 6.8 million square feet at an average rental rate increase of 7.0%.

Other income decreased by $1.9 million or 22.9% in 2005 ($6.4 million in 2005 versus $8.3 million in 2004). This decrease was due primarily to a decrease in lease cancellation payments from various tenants.

Expenses
Total expenses increased by $23.0 million or 9.3% in 2005 ($270.0 million in 2005 versus $247.0 million in 2004).

The increases in 2005 for depreciation and amortization expense ($13.2 million), operating expenses ($5.1 million) and ad valorem taxes ($6.9 million) were primarily a result of the properties acquired and developed during the year. Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues were 27% in both 2005 and 2004.

General and administrative expenses increased by $1.3 million or 8.1% in 2005 ($17.4 million in 2005 versus $16.1 million in 2004). This increase resulted primarily from normal compensation increases as well as increases in staffing necessitated by the growth in the portfolio. General and administrative expense as a percentage of rental revenues was 3% in 2005 and 4% in 2004.

Impairment loss of $3.6 million in 2004 related to a parcel of land held for development in Houston, Texas, which was sold in December 2004, and one retail property in Houston and one retail property in Port Arthur, Texas.

Interest Expense
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

Gain on Land and Merchant Development Sales
Gain on land sales of $.8 million represents the gain from the sale of an unimproved land tract in Orlando, Florida.

Income from Discontinued Operations
Income from discontinued operations increased by $38.7 million ($83.5 million in 2005 versus $44.8 million in 2004). Included in this caption for 2005 are the operating results of properties disposed in 2006 and the disposition of 16 properties and a vacant building totaling 1.3 million square feet that provided sales proceeds of $133.8 million and generated gains of $65.5 million. Included in this caption for 2004 are the operating results of properties disposed in 2006 and 2005 plus the disposition of five properties and one free-standing building totaling .7 million square feet in 2004. The 2004 dispositions provided sales proceeds of $49.9 million and generated gains of $24.9 million.

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

Primary sources of capital for funding our acquisitions and new development programs are our $400 million revolving credit facility, cash generated from sales of properties that no longer meet our investment criteria, cash flow generated by our operating properties and proceeds from capital issuances as needed. Amounts outstanding under the revolving credit agreement are retired as needed with proceeds from the issuance of long-term unsecured debt, common and preferred equity, cash generated from dispositions of properties, and cash flow generated by our operating properties. As of December 31, 2006 the balance outstanding on our $400 million revolving credit facility was $18.0 million, and there were no borrowings under our $20 million credit facility, which we use for cash management purposes.

Our capital structure also includes nonrecourse secured debt that we assume in conjunction with our acquisitions program. We also have nonrecourse debt secured by acquired or developed properties held in several of our joint ventures. We hedge the future cash flows of certain debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions. We generally have the right to sell or otherwise dispose of our assets except in certain cases where we are required to obtain a third party consent, such as assets held in entities in which we have less than 100% ownership.

Investing Activities:

Acquisitions
Retail Properties. During 2006 we invested approximately $781 million in the acquisition of operating retail properties. Approximately $402 million was invested in 17 shopping centers and $54 million was invested in two unconsolidated joint ventures to acquire 11 retail properties. We also invested $325 million in the Woolbright properties portfolio, 80% of which was subsequently bought from us as part of a joint venture arrangement with TIAA-CREF Global Real Estate. These combined acquisitions added 4.0 million square feet to our share of the portfolio.

In March 2006 we acquired Fresh Market Shoppes Shopping Center, an 87,000 square foot shopping center located in Hilton Head, South Carolina. Fresh Market and Bonefish Grill anchor this specialty retail center. We also acquired The Shoppes at Paradise Isle, a 172,000 shopping center located in Destin, Florida. Best Buy, Linens-N-Things, PetsMart and Office Depot anchor this property. Both of these shopping centers were acquired through a 25%-owned unconsolidated joint venture.

In April 2006 Valley Shopping Center, a 103,000 square foot shopping center anchored by Raley’s Supermarket was acquired. The center has below-market rents providing strong growth opportunities and is in close proximity to our regional office in Sacramento.

In May 2006 Brownsville Commons, an 82,000 square foot shopping center including a 54,000 square foot (corporate owned) Kroger supermarket, was acquired in Powder Springs, Georgia, a suburb of Atlanta. The Shoppes of Parkland, was also acquired, which is a 146,000 square foot shopping center located in Parkland, Florida and is anchored by BJ’s Wholesale. This center services two upper income neighborhoods, Parkland and Boca Raton.

In June 2006 we purchased a property in California and acquired a shopping center in Florida through a 25%-owned unconsolidated joint venture. Freedom Centre, anchored by Ralph’s and Rite Aid, is a 151,000 square foot shopping center located in Freedom, California. Indian Harbour Place is a 164,000 square foot shopping center located in Melbourne, Florida and is anchored by Publix.

In July 2006 we acquired Mendenhall Commons, an 80,000 square foot grocery-anchored neighborhood shopping center located in the affluent East Memphis submarket of Memphis, Tennessee. Kroger anchors the center. We also acquired the Regency Shopping Center, located in Lexington, Kentucky, and Little Brier Creek Lane in Raleigh, North Carolina. Regency Shopping Center is a 136,000 square foot shopping center, which is anchored by Kroger (corporate owned), Michael’s and TJ Maxx. Little Brier Creek Lane is a 63,000 square foot shopping center anchored by Pei Wei.

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

In August 2006 we acquired the North American Properties portfolio consisting of five retail properties, including four properties in metropolitan Atlanta, Georgia and one in Sanford, Florida, a suburb north of Orlando. The properties are all new construction and are anchored by strong national tenants as described in the below table:

Center Name	Square Feet of Property*	Location	Anchors	Occupancy at Acquisition Date
Brookwood Marketplace	253,000	Suwannee (Atlanta), GA	SuperTarget*, Home Depot, OfficeMax	96%
Camp Creek Phase II	196,000	Atlanta, GA	SuperTarget*, Circuit City	99%
Lakeside Marketplace	322,000	Acworth (Atlanta), GA	SuperTarget*, Circuit City, Ross Dress for Less, PETCO, OfficeMax	100%
Publix at Princeton Lakes	68,000	Atlanta, GA	Publix	100%
Marketplace at Seminole Towne Center	494,000	Sanford (Orlando), FL	SuperTarget*, Circuit City, Linens ‘n Things, Marshalls, PETCO	99%
* Target owns its own property and is not part of the transaction.

The purchase agreement allows for the subsequent development and leasing of an additional phase of Brookwood Marketplace by the property seller. If the terms of the purchase agreement are met by the seller, the purchase price would be increased by approximately $6.9 million. This agreement expires in August 2008.

In September 2006 Dallas Commons and Reynolds Crossing were acquired in Atlanta, Georgia. Dallas Commons is a 95,000 square foot shopping center and Reynolds Crossing is an 116,000 square foot shopping center. Both centers are anchored by a 70,000 square foot (corporate owned) Kroger supermarket.

The Woolbright Properties Portfolio was acquired, which consisted of seven neighborhood/community anchored retail shopping centers. Five of the centers were purchased in September 2006 with Alafaya Square and the Marketplace at Dr. Phillips purchased in early October 2006. This acquisition added 1.3 million square feet to our portfolio, and represented a total investment of $325 million. All seven properties are located in highly desirable locations within Florida’s three largest metropolitan markets of South Florida, Orlando, and Tampa/St. Petersburg. The centers are leased to a diverse mix of strong national retailers as described in the table below:

Center Name	Square Feet of Property	Location	Anchors	Occupancy at Acquisition Date
Alafaya Square	176,000	Oviedo (Orlando), FL	Publix, Planet Fitness	100%
Marketplace at Dr. Phillips	328,000	Orlando, FL	Albertson’s, Stein Mart, HomeGoods, Office Depot	99%
East Lake Woodlands	145,000	Palm Harbor (Tampa), FL	Publix, Walgreens	91%
International Drive Value Center	186,000	Orlando, FL	Bed Bath & Beyond, Ross, TJ Maxx	100%
Kendall Corners	96,000	Miami, FL	Ashley Furniture	100%
Palm Lakes Plaza	114,000	Maragate (Ft. Lauderdale), FL	Publix, CVS	99%
South Dade Shopping Center	220,000	Miami, FL	Publix, Bed Bath & Beyond, PETCO	100%

In November 2006, 80% of the Woolbright Properties Portfolio was sold as part of a joint venture arrangement with TIAA-CREF Global Real Estate.

In November 2006 we purchased six properties, four in Washington and two in Oregon through a 20%-owned unconsolidated joint venture. The centers are leased to a diverse mix of strong national retailers as described in the table below:

Center Name	Square Feet of Property	Location	Anchors	Occupancy at Acquisition Date
Mukilteo Speedway Center	90,000	Lynnwood (Seattle), WA	Food Emporium, Bartell Drug	96%
Meridian Town Center	143,000	Puyallup (Tacoma), WA	Safeway, JoAnn’s	100%
Rainier Valley Square	107,000	Seattle, WA	Safeway, Long Drugs	100%
South Hill Center	134,000	Puyallup (Tacoma), WA	Best Buy, Bed Bath & Beyond and Ross	99%
Clackamas Square	137,000	Portland, OR	TJ Maxx	100%
Raleigh Hills Plaza	40,000	Portland, OR	Walgreen, New Season Market	100%

In December 2006 we acquired Galleria Shopping Center in Charlotte, North Carolina and Charleston Commons in Las Vegas, Nevada. Galleria is a 316,000 square foot shopping center anchored by Cato Corporation and Dollar Tree. Charleston Commons, a 338,000 square foot shopping center, is anchored by Walmart, Office Max, Ross and PetSmart. We also acquired our partner’s share of Heritage Station, which is located in Wake Forest, North Carolina. Heritage Station is a 62,000 square foot shopping center that is anchored by Harris Teeter.

Industrial Properties. During 2006 we invested approximately $82 million in the acquisition of seven industrial properties totaling 1.4 million square feet.

In February 2006 we acquired the McGraw Hill Distribution Center, a single tenant warehouse of 418,000 square feet located in De Soto, Texas.

In June 2006 we acquired two vacant industrial warehouse buildings in San Diego, California at 1725 and 1855 Dornoch Court. These state-of-the-art buildings, aggregating 317,000 square feet, are located within one and a half miles of our Siempre Viva Business Park. Based on the high demand for top quality space in this area, we anticipate leasing both newly acquired buildings within the next year.

In October 2006 we acquired Midpoint I-20 Distribution Center, a 253,000 square foot property located in Arlington, Texas.

In November 2006 we acquired Hopewell Industrial Center in Tampa, Florida and Freeport Commerce Center located in Irving, Texas. These centers aggregate 224,000 and 51,000 square feet, respectively.

In December 2006 we acquired 1919 North Loop West, an office building adjacent to our corporate headquarters in Houston, Texas where we intend to relocate some of our administrative operations. The building contains 140,000 square feet.

The cash requirements for these acquisitions were initially financed under our revolving credit facilities, using available cash generated from dispositions of properties or using cash flow generated by our operating properties.

Dispositions
Retail Properties. In 2006 we sold 19 wholly-owned shopping centers totaling 2.9 million square feet of building area. Sales proceeds from these retail dispositions totaled $292 million and generated gains of $141 million. We also sold two joint venture properties totaling 97,000 square feet, and sales proceeds totaled $8 million and generated gains of $4 million.

Industrial Properties. During 2006 we sold four industrial properties totaling 616,000 square feet. We also formed an industrial joint venture where five properties totaling 2.1 million square feet were contributed to a joint venture, and we retained a 20% interest. Sales proceeds from these dispositions totaled $115 million and generated gains of $26 million.

New Development and Capital Expenditures
At December 31, 2006, we had 26 projects under construction or in preconstruction stages. The total square footage is approximately 7.6 million. These properties are slated to open over the next two years.

Our new development projects are financed initially under our revolving credit facilities, using available cash generated from dispositions of properties or using cash flow generated by our operating properties.

Capital expenditures for additions to the existing portfolio, acquisitions, new development and our share of investments in unconsolidated joint ventures totaled $1.1 billion in 2006 and $455.1 million in 2005.

Financing Activities:

Debt
Total debt outstanding increased to $2.9 billion at December 31, 2006 from $2.3 billion at December 31, 2005, due primarily to funding of acquisitions and new development activity. Total debt at December 31, 2006 includes $2.8 billion of which interest rates are fixed and $115 million, which bears interest at variable rates, including the effect of $75 million of interest rate swaps. Additionally, debt totaling $1 billion was secured by operating properties while the remaining $1.9 billion was unsecured.

In February 2006 we amended and restated our $400 million unsecured revolving credit facility held by a syndicate of banks. This amended facility has an initial four-year term and provides a one-year extension option available at our request. Borrowing rates under this facility float at a margin over LIBOR, plus a facility fee. The borrowing margin and facility fee, which are currently 37.5 and 12.5 basis points, respectively, are priced off a grid that is tied to our senior unsecured credit rating. This facility includes a competitive bid feature where we are allowed to request bids for borrowings up to $200 million from the syndicate banks. Additionally, the facility contains an accordion feature, which allows us to increase the facility amount up to $600 million. The available balance under our revolving credit agreement was $371.9 million and $175.1 million at December 31, 2006 and 2005, respectively. As of February 15, 2007, there was no outstanding balance under this facility. We also maintain a $20 million unsecured and uncommitted overnight facility that is used for cash management purposes and as of February 15, 2007 there were no borrowings under this facility. We are in full compliance with the covenants of our $400 million unsecured revolving credit facility.

In August 2006 we issued $575 million of 3.95% convertible senior notes due 2026. The net proceeds from the sale of the debentures were used for general business purposes including the repurchase of 4.3 million of our common shares of beneficial interest and to reduce amounts outstanding under our revolving credit facilities. The debentures are convertible under certain circumstances for our common shares of beneficial interest at an initial conversion rate of 20.3770 common shares per $1,000 of principal amount of debentures (an initial conversion price of $49.075). Upon the conversion of notes, we will deliver cash for the principal return, as defined, and cash or common shares, at our option, for the excess of the conversion value, as defined, over the principal return. The debentures are redeemable for cash at our option beginning in 2011 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require us to repurchase their debentures for cash equal to the principal of the notes plus accrued and unpaid interest in 2011, 2016 and 2021 and in the event of a change in control.

In December 2006 we issued $75 million of ten year unsecured fixed rate medium term notes at 6.1% including the effect of an interest rate swap that hedged the transaction. Proceeds from this issuance were used to repay balances under our revolving credit facilities, to cash settle a forward hedge and for general business purposes.

At December 31, 2006, we had five interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $75 million that convert fixed rate interest payments at rates ranging from 4.2% to 6.8% to variable interest payments. Also, at December 31, 2006, we had two forward-starting interest rate swap contracts with an aggregate notional amount of $118.6 million. These contracts have been designated as cash flow hedges and mitigate the risk of increasing interest rates on forecasted long-term debt issuances over a maximum period of two years.

In May 2006 we entered into a forward-starting interest rate swap with a notional amount of $74.0 million. In December 2006 we terminated this rate swap in conjunction with the issuance of $75.0 million of medium term notes. The termination fee of $4.1 million is being amortized over the life of the medium term note.

In June 2006 a $5 million swap matured in conjunction with the maturity of the associated medium term note. This contract was designated as a fair value hedge.

The interest rate swaps increased interest expense and decreased net income by $.5 million, $1.3 million, and $3.5 million in 2006, 2005, and 2004, respectively, and increased the average interest rate of our debt by .02%, .1%, and .2% in 2006, 2005, and 2004, respectively. We could be exposed to credit losses in the event of nonperformance by the counter-party; however, management believes the likelihood of such nonperformance is remote.

In conjunction with acquisitions completed during 2006 and 2005, we assumed $140.7 million and $135.3 million, respectively, of non-recourse debt secured by the related properties.

Equity
Common and preferred dividends increased to $173.0 million in 2006, compared to $167.2 million for 2005. The dividend rate for our common shares of beneficial interest for each quarter of 2006 was $.465 compared to $.44 for the same periods in 2005. Our dividend payout ratio on common equity for 2006, 2005 and 2004 approximated 64.0%, 63.4% and 65.3%, respectively, based on basic funds from operations for the respective periods.

In February 2006 our board of trust managers authorized up to $100 million for the purchase of outstanding common shares of beneficial interest in 2006. Share repurchases may be made in the open market or in privately negotiated transactions. In July 2006 our board of trust managers authorized the repurchase of our common shares of beneficial interest to a total of $207 million, and we used $167.6 million of the net proceeds from the $575 million debt offering to purchase 4.3 million common shares of beneficial interest at $39.26 per share.

On January 30, 2007, we issued $200 million of depositary shares. Each depositary share represents one-hundredth of a 6.5% Series F Cumulative Redeemable Preferred Share. The depositary shares are redeemable, in whole or in part, on or after January 30, 2012 at our option, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon. The depositary shares are not convertible or exchangeable for any of our other property or securities. The Series F Preferred Shares pay a 6.5% annual dividend and have a liquidation value of $2,500 per share. Net proceeds of $194.4 million were used to repay amounts outstanding under our credit facilities and for general business purposes.

In September 2004 the SEC declared effective two additional shelf registration statements totaling $1.55 billion, of which $1.35 billion was available as of February 15, 2007. In addition, we have $85.4 million available as of February 15, 2007 under our $1 billion shelf registration statement, which became effective in April 2003. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

Contractual Obligations

The following table summarizes our principal contractual obligations as of December 31, 2006 (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total

Mortgages and Notes Payable:(1)
Unsecured Debt	$196,651	$154,680	$121,802	$138,090	$665,301	$1,207,200	$2,483,724
Secured Debt	93,857	246,031	129,297	111,517	136,720	626,882	1,344,304

Ground Lease Payments	1,876	1,782	1,737	1,691	1,626	39,459	48,171

Obligations to Acquire Projects	218,322						218,322

Obligations to Develop Projects	149,614	71,312	37,891	22,796			281,613

Total Contractual Obligations	$660,320	$473,805	$290,727	$274,094	$803,647	$1,873,541	$4,376,134

(1) Includes principal and interest with interest on variable-rate debt calculated using rates at December 31, 2006 excluding the effect of interest rate swaps.

As of December 31, 2006 and December 31, 2005, we did not have any off-balance sheet arrangements that would materially affect our liquidity or availability of, or requirement for, our capital resources.  We have not guaranteed the debt of any of our joint ventures in which we own an interest.

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

Funds from operations is calculated as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Net income available to common shareholders	$294,909	$209,552	$133,911
Depreciation and amortization	126,713	122,203	111,211
Depreciation and amortization of unconsolidated joint ventures	5,079	3,539	3,131
Gain on sale of properties	(168,004)	(87,569)	(26,403)
(Gain) loss on sale of properties of unconsolidated joint ventures	(4,052)	8	87
Funds from operations	254,645	247,733	221,937
Funds from operations attributable to operating partnership units	5,453	5,218	3,798
Funds from operations assuming conversion of OP units	$260,098	$252,951	$225,735

Weighted average shares outstanding - basic	87,719	89,224	86,171
Effect of dilutive securities:
Share options and awards	926	860	827
Operating partnership units	3,134	3,082	2,513
Weighted average shares outstanding - diluted	91,779	93,166	89,511

Newly Adopted Accounting Pronouncements

In December 2004 the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. This accounting standard focuses primarily on equity transactions with employees. On January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective application method, and accordingly, prior period amounts have not been restated. We began recording compensation expense on any unvested awards granted prior to January 1, 2003 during the remaining vesting periods. Through December 31, 2005, we recorded compensation expense over the vesting period on awards granted since January 1, 2003. Compensation expense was not recorded on awards granted prior to January 1, 2003, but its pro forma impact on net income was disclosed.

The impact in 2006 from the adoption of SFAS No. 123(R) was an additional expense of $2.1 million, which decreased both Income from Continuing Operations and Net Income and decreased both Net Income per Common Share - Basic and Net Income per Common Share - Diluted by $.02.

The following table illustrates the effect on Net Income Available to Common Shareholders and Net Income per Common Share if the fair value-based method had been applied to all outstanding and unvested share option awards for the period prior to the adoption of SFAS No. 123(R) (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004

Net income available to common shareholders	$209,552	$133,911
Stock-based employee compensation included in net income available to common shareholders	434	193
Stock-based employee compensation determined under the fair value-based method for all awards	(849)	(567)

Pro forma net income available to common shareholders	$209,137	$133,537

Net income per common share:
Basic - as reported	$2.35	$1.55
Basic - pro forma	$2.34	$1.55

Net income per common share:
Diluted - as reported	$2.31	$1.54
Diluted - pro forma	$2.30	$1.53

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. There are also several disclosure requirements. The interpretation is effective for fiscal years beginning after December 15, 2006. We have assessed the potential impact of FIN 48 and have concluded that the adoption of this interpretation will not have a material effect on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles. The key changes to current practice are (1) the definition of fair value, which focuses on an exit price rather than an entry price; (2) the methods used to measure fair value, such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions and credit standing and (3) the expanded disclosures about fair value measurements. This Statement does not require any new fair value measurements.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS No. 157 in the first quarter of 2008, and we are currently evaluating the impact that this Statement will have on our financial financial position, results of operations or cash flows.

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R.” This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements (the “Recognition Provision”) are effective as of the end of the fiscal year ending after December 15, 2006. We recognized an additional liability of $803 thousand as a result of the adoption of the Recognition Provision of SFAS No. 158. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position (the “Measurement Provision”) is effective for fiscal years ending after December 15, 2008. We have assessed the potential impact of SFAS No. 158 and concluded that the adoption of the Measurement Provision of SFAS No. 158 will not have a material effect on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective for the first fiscal period ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The adoption of SAB 108 on December 31, 2006 did not have a material effect on our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We have not decided if we will early adopt SFAS No. 159 or if we will choose to measure any eligible financial assets and liabilities at fair value.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose us to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At December 31, 2006, we had fixed-rate debt of $2.8 billion and variable-rate debt of $115.4 million, after adjusting for the net effect of $75 million notional amount of interest rate swaps. At December 31, 2005, we had fixed-rate debt of $2.0 billion and variable-rate debt of $313.8 million, after adjusting for the net effect of $80.0 million notional amount of interest rate swaps. In the event interest rates were to increase 100 basis points, net income and future cash flows would decrease by $1.2 million and $3.1 million based upon the variable-rate debt and notes receivable outstanding at December 31, 2006 and 2005, respectively, and the fair value of fixed-rate debt at December 31, 2006 and 2005 would decrease by $200.7 million and $129.6 million, respectively.

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust Managers and Shareholders of
Weingarten Realty Investors

We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weingarten Realty Investors and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Houston, Texas
March 1, 2007

STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004

Revenues:
Rentals	$554,361	$504,034	$452,567
Other	7,019	6,367	8,347

Total	561,380	510,401	460,914

Expenses:
Depreciation and amortization	127,613	117,062	103,870
Operating	91,422	76,630	71,540
Ad valorem taxes	65,528	58,923	51,966
General and administrative	23,801	17,379	16,122
Impairment loss			3,550

Total	308,364	269,994	247,048

Operating Income	253,016	240,407	213,866
Interest Expense	(146,943)	(130,761)	(117,096)
Interest and Other Income	9,045	2,867	1,390
Loss on Redemption of Preferred Shares			(3,566)
Equity in Earnings of Joint Ventures, net	14,655	6,610	5,384
Income Allocated to Minority Interests	(6,414)	(6,060)	(4,928)
Gain on Sale of Properties	22,467	22,306	1,562
Gain on Land and Merchant Development Sales	7,166	804
Provision for Income Taxes	(1,366)
Income from Continuing Operations	151,626	136,173	96,612
Operating Income from Discontinued Operations	7,864	18,021	19,886
Gain on Sale of Properties from Discontinued Operations	145,520	65,459	24,883
Income from Discontinued Operations	153,384	83,480	44,769
Net Income	$305,010	$219,653	$141,381

Dividends on Preferred Shares	(10,101)	(10,101)	(7,470)
Net Income Available to Common Shareholders	$294,909	$209,552	$133,911

Net Income Per Common Share - Basic:
Income from Continuing Operations	$1.61	$1.41	$1.04
Income from Discontinued Operations	1.75	.94	.51
Net Income	$3.36	$2.35	$1.55

Net Income Per Common Share - Diluted:
Income from Continuing Operations	$1.60	$1.41	$1.04
Income from Discontinued Operations	1.67	.90	.50
Net Income	$3.27	$2.31	$1.54

Net Income	$305,010	$219,653	$141,381
Other Comprehensive Loss:
Unrealized loss on derivatives	(2,861)	(1,943)	(4,038)
Amortization of loss on derivatives	364	340	236
Minimum pension liability adjustment	(1,150)	(1,704)	(590)
Other Comprehensive Loss	(3,647)	(3,307)	(4,392)

Comprehensive Income	$301,363	$216,346	$136,989

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2006	2005
ASSETS

Property	$4,445,888	$4,033,579
Accumulated Depreciation	(707,005)	(679,642)
Property - net	3,738,883	3,353,937
Investment in Real Estate Joint Ventures	203,839	84,348

Total	3,942,722	3,438,285

Notes Receivable from Real Estate Joint Ventures and Partnerships	3,971	42,195
Unamortized Debt and Lease Costs	112,873	95,616
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $5,995 in 2006 and $4,673 in 2005)	78,893	60,905
Cash and Cash Equivalents	71,003	42,690
Restricted Deposits and Mortgage Escrows	94,466	11,747
Other	71,612	46,303

Total	$4,375,540	$3,737,741

LIABILITIES AND SHAREHOLDERS' EQUITY

Debt	$2,900,952	$2,299,855
Accounts Payable and Accrued Expenses	132,821	102,143
Other	128,306	102,099

Total	3,162,079	2,504,097

Minority Interest	87,680	83,358

Commitments and Contingencies

Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2006 and 2005; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2006 and 2005; liquidation preference $72,500	1	1
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 150,000; shares issued and outstanding: 85,765 in 2006 and 89,403 in 2005	2,582	2,686
Additional Paid-In Capital	1,136,481	1,288,432
Accumulated Dividends in Excess of Net Income	(786)	(132,786)
Accumulated Other Comprehensive Loss	(12,500)	(8,050)
Shareholders' Equity	1,125,781	1,150,286

Total	$4,375,540	$3,737,741

See Notes to Consolidated Financial Statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004

Cash Flows from Operating Activities:
Net income	$305,010	$219,653	$141,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,992	128,573	117,053
Impairment loss			3,550
Loss on redemption of preferred shares			3,566
Equity in earnings of joint ventures, net	(14,655)	(6,681)	(5,572)
Income allocated to minority interests	6,414	6,060	4,928
Gain on land and merchant development sales	(7,166)	(804)
Gain on sale of properties	(167,987)	(87,765)	(26,418)
Distributions of income from unconsolidated entities	2,524	2,603	1,204
Changes in accrued rent and accounts receivable	(18,056)	(3,281)	(17,926)
Changes in other assets	(37,607)	(30,769)	(36,122)
Changes in accounts payable and accrued expenses	43,641	(27,964)	17,342
Other, net	(1,518)	900	900
Net cash provided by operating activities	242,592	200,525	203,886

Cash Flows from Investing Activities:
Investment in properties	(880,471)	(259,730)	(403,987)
Proceeds from sales and disposition of property, net	661,175	201,363	52,475
Changes in restricted deposits and mortgage escrows	(79,737)	1,764	488
Notes receivable:
Advances	(54,800)	(30,852)	(24,920)
Collections	47,617	5,278	43,224
Real estate joint ventures and partnerships:
Investments	(21,547)	(29,233)	(24,906)
Distributions	13,077	5,951	7,972
Net cash used in investing activities	(314,686)	(105,459)	(349,654)

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	780,782	148,347	443,770
Common shares of beneficial interest	4,570	2,829	221,578
Preferred shares of beneficial interest			70,000
Redemption of preferred shares of beneficial interest			(112,940)
Repurchase of common shares of beneficial interest	(167,573)
Principal payments of debt	(327,601)	(82,810)	(300,144)
Common and preferred dividends paid	(173,010)	(167,196)	(152,390)
Debt issuance cost paid	(13,681)
Other, net	(3,080)	1,039	1,054
Net cash provided by (used in) financing activities	100,407	(97,791)	170,928

Net increase (decrease) in cash and cash equivalents	28,313	(2,725)	25,160
Cash and cash equivalents at January 1	42,690	45,415	20,255

Cash and cash equivalents at December 31	$71,003	$42,690	$45,415

See Notes to Consolidated Financial Statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

Year Ended December 31, 2006, 2005, and 2004

	Preferred	Common		Accumulated	Accumulated
	Shares of	Shares of	Additional	Dividends in	Other
	Beneficial	Beneficial	Paid-In	Excess of	Comprehensive
	Interest	Interest	Capital	Net Income	Loss

Balance, January 1, 2004	$3	$2,488	$993,657	$(174,234)	$(351)
Net income				141,381
Issuance of Series E preferred shares	1		69,999
Issuance of common shares		168	219,256
Shares issued in exchange for interests in limited partnerships		1	852
Valuation adjustment on shares issued in exchange for interests in limited partnerships			(2,934)
Shares issued under benefit plans		15	2,440
Dividends declared - common shares (1)				(144,920)
Dividends declared - preferred shares (2)				(7,470)
Other comprehensive loss					(4,392)
Balance, December 31, 2004	4	2,672	1,283,270	(185,243)	(4,743)
Net income				219,653
Shares issued in exchange for interests in limited partnerships		1	1,302
Valuation adjustment on shares issued in exchange for interests in limited partnerships			550
Shares issued under benefit plans		13	3,310
Dividends declared - common shares (1)				(157,095)
Dividends declared - preferred shares (3)				(10,101)
Other comprehensive loss					(3,307)
Balance, December 31, 2005	4	2,686	1,288,432	(132,786)	(8,050)
Net income				305,010
Shares issued in exchange for interests in limited partnerships		7	7,988
Shares cancelled		(128)	(167,445)
Shares issued under benefit plans		17	7,506
Dividends declared - common shares (1)				(162,909)
Dividends declared - preferred shares (3)				(10,101)
Adjustment to initially apply FASB Statement No. 158					(803)
Other comprehensive loss					(3,647)
Balance, December 31, 2006	$4	$2,582	$1,136,481	$(786)	$(12,500)

(1)	Common dividends per share were $1.86, $1.76 and $1.66 for the year ended December 31, 2006, 2005 and 2004, respectively.
(2)	Series D and Series E preferred dividends per share were $50.63 and $83.01, respectively.
(3)	Series D and Series E preferred dividends per share were $50.63 and $173.75, respectively.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Business
Weingarten Realty Investors is a real estate investment trust organized under the Texas Real Estate Investment Trust Act. We, and our predecessor entity, began the ownership and development of shopping centers and other commercial real estate in 1948. Our primary business is leasing space to tenants in the shopping and industrial centers we own or lease. We also manage centers for joint ventures in which we are partners or for other outside owners for which we charge fees.

We operate a portfolio of properties includes neighborhood and community shopping centers and industrial properties of approximately 65 million square feet. We have a diversified tenant base with our largest tenant comprising only 3% of total rental revenues during 2006.

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

Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations are included in our results of operations from the respective dates of acquisition. We have used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property among land, buildings on an "as if vacant" basis, and other identifiable intangibles. Other identifiable intangible assets and liabilities include the effect of out-of-market leases, the value of having leases in place (lease origination and absorption costs), out-of-market assumed mortgages and tenant relationships.

Property also includes costs incurred in the development of new operating properties and properties in our merchant development program.  These properties are carried at cost and no depreciation is recorded on these assets. These costs include preacquisition costs directly identifiable with the specific project, development and construction costs, interest and real estate taxes. Indirect development costs, including salaries and benefits, travel and other related costs that are clearly attributable to the development of the property, are also capitalized. The capitalization of such costs ceases at the earlier of one year from the completion of major construction or when the property, or any completed portion, becomes available for occupancy.

Property also includes costs for tenant improvements paid by us, including reimbursements to tenants for improvements that are owned by us and will remain our property after the lease expires.

Our properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of either the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis or the estimated net sales price to the carrying amount of such property. Such carrying amount is adjusted, if necessary, to the estimated fair value to reflect an impairment in the value of the asset.

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

Sales of Real Estate
Sales of real estate include the sale of shopping center pads, property adjacent to shopping centers, shopping center properties, merchant development properties, investments in real estate ventures, and partial sales to joint ventures in which we participate.

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

We recognize gains on the sale of real estate to joint ventures in which we participate to the extent we receive cash from the joint venture.

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

Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted cash that is held in a qualified escrow account for the purposes of completing like-kind exchange transactions. At December 31, 2006, we had $79.4 million held for like-kind exchange transactions and $15.1 million held in escrow related to our mortgages. At December 31, 2005, we had $11.7 million held in escrow related to our mortgages.

Other Assets
Other assets in our consolidated financial statements include investments held in grantor trusts, prepaid expenses, the value of above-market leases and assumed mortgages and the related accumulated amortization, deferred tax assets and other miscellaneous receivables. Investments held in grantor trusts are adjusted to fair market value at each period end. Above-market leases and assumed mortgages are amortized over terms of the acquired leases and the remaining life of the mortgage, respectively.

Per Share Data
Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Numerator:
Net income available to common shareholders - basic	$294,909	$209,552	$133,911
Income attributable to operating partnership units	5,453	5,218	3,798
Net income available to common shareholders - diluted	$300,362	$214,770	$137,709

Denominator:
Weighted average shares outstanding - basic	87,719	89,224	86,171
Effect of dilutive securities:
Share options and awards	926	860	827
Operating partnership units	3,134	3,082	2,513
Weighted average shares outstanding - diluted	91,779	93,166	89,511

Options to purchase, in millions: .5, .9 and .4 common shares of beneficial interest in 2006, 2005 and 2004, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price for the year.

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

Cash Flow Information
All highly liquid investments with original maturities of three months or less are considered cash equivalents. We issued common shares of beneficial interest valued at $8.0 million, $1.3 million and $.9 million during 2006, 2005 and 2004, respectively, in exchange for interests in limited partnerships, which had been formed to acquire properties. In association with property acquisitions, we assumed debt and a capital lease obligation totaling $140.7 million, $135.3 million, and $140.7 million, and we issued operating partnership units valued at $11.1 million, $6.9 million and $23.4 million, during 2006, 2005 and 2004, respectively. Also, we accrued $6.5 million, $4.9 million and $7.2 million during 2006, 2005 and 2004, respectively, associated with the construction of property. Cash payments for interest on debt, net of amounts capitalized, of $139.1 million, $135.4 million, and $117.0 million were made during 2006, 2005, and 2004, respectively. A cash payment of $.6 million for federal income taxes was made during 2006. In connection with the sale of an 80% interest in 12 properties in 2006 and two properties in 2005, we retained a 20% unconsolidated investment of $90.6 million and $14.7 million, respectively. In connection with the sale of improved properties, we received notes receivable totaling $2.6 million in 2006, a $15.5 million capital lease obligation was settled, and debt of $11.1 million was assumed in 2005, respectively. In satisfaction of obligations under mortgage bonds and notes receivable of $2.9 million, we acquired 9.7 acres of land in 2004.

Reclassifications
Certain reclassifications of prior years’ amounts have been made to conform to the current year presentation, which includes the reclassification of the operating results of certain properties to discontinued operations. For additional information see Note 8, “Discontinued Operations.”

Note 2. Newly Adopted Accounting Pronouncements

In December 2004 the FASB issued SFAS No. 123(R), “Share-Based Payment,” which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. This accounting standard focuses primarily on equity transactions with employees. On January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective application method, and accordingly, prior period amounts have not been restated. We began recording compensation expense on any unvested awards granted prior to January 1, 2003 during the remaining vesting periods. Through December 31, 2005, we recorded compensation expense over the vesting period on awards granted since January 1, 2003. Compensation expense was not recorded on awards granted prior to January 1, 2003, but its pro forma impact on net income was disclosed.

The impact in 2006 from the adoption of SFAS No. 123(R) was an additional expense of $2.1 million, which decreased both Income from Continuing Operations and Net Income and decreased both Net Income per Common Share - Basic and Net Income per Common Share - Diluted by $.02.

The following table illustrates the effect on Net Income Available to Common Shareholders and Net Income per Common Share if the fair value-based method had been applied to all outstanding and unvested share option awards for the period prior to the adoption of SFAS No. 123(R) (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004

Net income available to common shareholders	$209,552	$133,911
Stock-based employee compensation included in net income available to common shareholders	434	193
Stock-based employee compensation determined under the fair value-based method for all awards	(849)	(567)

Pro forma net income available to common shareholders	$209,137	$133,537

Net income per common share:
Basic - as reported	$2.35	$1.55
Basic - pro forma	$2.34	$1.55

Net income per common share:
Diluted - as reported	$2.31	$1.54
Diluted - pro forma	$2.30	$1.53

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. There are also several disclosure requirements. The interpretation is effective for fiscal years beginning after December 15, 2006. We have assessed the potential impact of FIN 48 and have concluded that the adoption of this interpretation will not have a material effect on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles. The key changes to current practice are (1) the definition of fair value, which focuses on an exit price rather than an entry price; (2) the methods used to measure fair value, such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions and credit standing and (3) the expanded disclosures about fair value measurements. This Statement does not require any new fair value measurements.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS No. 157 in the first quarter of 2008, and we are currently evaluating the impact that this Statement will have on our financial position, results of operations or cash flows.

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R.” This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements (the “Recognition Provision”) are effective as of the end of the fiscal year ending after December 15, 2006. We recognized an additional liability of $803 thousand as a result of the adoption of the Recognition Provision of SFAS No. 158. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position (the “Measurement Provision”) is effective for fiscal years ending after December 15, 2008. We have assessed the potential impact of SFAS No. 158 and concluded that the adoption of the Measurement Provision of SFAS No. 158 will not have a material effect on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which becomes effective for the first fiscal period ending after November 15, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The adoption of SAB 108 on December 31, 2006 did not have a material effect on our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We have not decided if we will early adopt SFAS No. 159 or if we will choose to measure any eligible financial assets and liabilities at fair value.

Note 3. Derivatives and Hedging

We occasionally hedge the future cash flows of our debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions. At December 31, 2006, we had five interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $75.0 million that convert fixed interest payments at rates ranging from 4.2% to 6.8% to variable interest payments. We have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates. Also, at December 31, 2006, we had two forward-starting interest rate swap contracts with an aggregate notional amount of $118.6 million which lock the swap rate at 5.2% until January 2008. The purpose of these forward-starting swaps, which are designated as cash flow hedges, is to mitigate the risk of future fluctuations in interest rates on forecasted issuances of long-term debt. We have determined that they are highly effective in offsetting future variable interest cash flows on anticipated long-term debt issuances.

In May 2006 we entered into a forward-starting interest rate swap with a notional amount of $74.0 million. In December 2006 we terminated this rate swap in conjunction with the issuance of $75.0 million of medium term notes. The termination fee of $4.1 million is being amortized over the life of the medium term note.

In June 2006 a $5 million swap matured in conjunction with the maturity of the associated medium term note. This contract was designated as a fair value hedge.

Changes in the market value of fair value hedges as well as changes in the market value of the hedged item are recorded in earnings each reporting period. For fiscal year 2006 and 2005, these changes in fair market value offset with minimal impact to earnings. The derivative instruments at December 31, 2006 and December 31, 2005 were reported at their fair values in Other Assets, net of accrued interest, of $.1 million and $.4 million, respectively, and as Other Liabilities, net of accrued interest, of $3.2 million and $4.4 million, respectively.

As of December 31, 2006 and December 31, 2005, the balance in Accumulated Other Comprehensive Loss relating to derivatives was $7.6 million and $5.1 million, respectively, and amounts amortized to interest expense were $.4 million in 2006, $.3 million in 2005 and $.2 million in 2004. Within the next twelve months, we expect to amortize to interest expense approximately $.9 million of the balance in Accumulated Other Comprehensive Loss.

The interest rate swaps increased interest expense and decreased net income by $.5 million, $1.3 million, and $3.5 million in 2006, 2005, and 2004, respectively, and increased the average interest rate of our debt by .02%, .1%, and .2% in 2006, 2005, and 2004, respectively. We could be exposed to credit losses in the event of nonperformance by the counter-party; however, management believes the likelihood of such nonperformance is remote.

Note 4. Debt

Our debt consists of the following (in thousands):

	December 31,
	2006	2005

Debt payable to 2030 at 4.5% to 8.9%	$2,848,805	$2,049,470
Unsecured notes payable under revolving credit agreements	18,000	210,000
Obligations under capital leases	29,725	33,460
Industrial revenue bonds payable to 2015 at 4.0% to 6.19%	4,422	6,925

Total	$2,900,952	$2,299,855

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	December 31,
	2006	2005

As to interest rate (including the effects of interest rate swaps):
Fixed-rate debt	$2,785,553	$1,986,059
Variable-rate debt	115,399	313,796

Total	$2,900,952	$2,299,855

As to collateralization:
Unsecured debt	$1,910,216	$1,457,805
Secured debt	990,736	842,050

Total	$2,900,952	$2,299,855

In February 2006 we amended and restated our $400 million unsecured revolving credit facility. The amended facility has an initial four-year term and provides a one-year extension option available at our request. Borrowing rates under this amended facility float at a margin over LIBOR, plus a facility fee. The borrowing margin and facility fee, which are currently 37.5 and 12.5 basis points, respectively, are priced off a grid that is tied to our senior unsecured credit ratings. This amended facility retains a competitive bid feature that allows us to request bids for amounts up to $200 million from each of the syndicate banks, allowing us an opportunity to obtain pricing below what we would pay using the grid. Additionally, the amended facility contains an accordion feature, which allows us the ability to increase the facility up to $600 million.

At December 31, 2006 and December 31, 2005, the balance outstanding under the $400 million revolving credit facility was $18 million at an average variable interest rate of 5.75% and $190 million at an average variable interest rate of 4.5%, respectively. We also have an agreement for an unsecured and uncommitted overnight facility totaling $20 million with a bank that is used for cash management purposes, of which nothing was outstanding at December 31, 2006. At December 31, 2005, we had $20 million outstanding under this credit facility at a variable interest rate of 4.7%. Letters of credit totaling $10.1 million and $14.9 million were outstanding under the $400 million revolving credit facility at December 31, 2006 and December 31, 2005, respectively. The available balance under our revolving credit agreement was $371.9 million and $175.1 million at December 31, 2006 and 2005, respectively. During 2006 the maximum balance and weighted average balance outstanding under both the $400 million and the $20 million revolving credit facilities combined were $368.2 million and $179.1 million, respectively, at a weighted average interest rate of 5.5%. During 2005 the maximum balance and weighted average balance outstanding under both the $400 million and the $20 million revolving credit facilities combined were $210.0 million and $102.3 million, respectively, at a weighted average interest rate of 5.1%.

In conjunction with acquisitions completed during 2006 and 2005, we assumed $140.7 million and $135.3 million, respectively, of nonrecourse debt secured by the related properties.

Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At December 31, 2006 and 2005, the carrying value of such property aggregated $1.8 billion and $1.6 billion, respectively.

Scheduled principal payments on our debt (excluding $18.0 million due under our revolving credit agreements, $18.6 million of capital leases and $2.7 million market value of interest rate swaps) are due during the following years (in thousands):

2007	$114,098
2008	252,768
2009	113,624
2010	119,310
2011	890,450
2012	308,032
2013	324,696
2014	334,466
2015	176,228
Thereafter	233,284

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios and minimum net worth requirements and maximum total debt levels. Management believes that we are in compliance with all restrictive covenants.

In December 2006 we issued $75 million of ten year unsecured fixed rate medium term notes at 6.1% including the effect of an interest rate swap that hedged the transaction. Proceeds from this issuance were used to repay balances under our revolving credit facilities, to cash settle a forward hedge and for general business purposes.

In July 2006 we priced an offering of $575 million aggregate principal amount of 3.95% convertible senior notes due 2026, which closed on August 2, 2006. Interest is payable semi-annually in arrears on February 1 and August 1 of each year, beginning February 1, 2007. The net proceeds of $395.9 million from the sale of the notes were used for general business purposes, to repurchase 4.3 million shares of our common shares of beneficial interest and to reduce amounts outstanding under our revolving credit facility.

The debentures are convertible under certain circumstances for our common shares of beneficial interest at an initial conversion rate of 20.3770 common shares per $1,000 of principal amount of debentures (an initial conversion price of $49.075). In addition, the conversion rate may be adjusted if certain change in control transactions or other specified events occur on or prior to August 4, 2011. Upon the conversion of notes, we will deliver cash for the principal return, as defined, and cash or common shares, at our option, for the excess of the conversion value, as defined, over the principal return. The debentures are redeemable for cash at our option beginning in 2011 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require us to repurchase their debentures for cash equal to the principal of the notes plus accrued and unpaid interest in 2011, 2016 and 2021 and in the event of a change in control.

Holders may convert their notes based on the applicable conversion rate prior to the close of business on the second business day prior to the stated maturity date at any time on or after August 1, 2025 and also under any of the following circumstances:

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

In connection with the issuance of these notes, we filed a shelf registration statement related to the resale of the debentures and the common shares issuable upon the conversion of the debentures. This registration statement has been declared effective.

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

On January 30, 2007, we issued $200 million of depositary shares. Each depositary share represents one-hundredth of a Series F Cumulative Redeemable Preferred Share. The depositary shares are redeemable, in whole or in part, on or after January 30, 2012 at our option, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon. The depositary shares are not convertible or exchangeable for any of our other property or securities. The Series F Preferred Shares pay a 6.5% annual dividend and have a liquidation value of $2,500 per share. Net proceeds of $194.4 million were used to repay amounts outstanding under our credit facilities and for general business purposes.

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

In February 2006 our board of trust managers authorized up to $100 million for the purchase of outstanding common shares of beneficial interest in 2006. Share repurchases may be made in the open market or in privately negotiated transactions. In July 2006 our board of trust managers authorized the repurchase of our common shares of beneficial interest to a total of $207 million, and we used $167.6 million of the net proceeds from the $575 million debt offering to purchase 4.3 million common shares of beneficial interest at $39.26 per share.

Note 7. Property

Our property consisted of the following (in thousands):

	December 31,
	2006	2005

Land	$847,295	$761,454
Land held for development	21,405	20,634
Land under development	146,990	16,895
Buildings and improvements	3,339,074	3,195,207
Construction in-progress	91,124	39,389

Total	$4,445,888	$4,033,579

The following carrying charges were capitalized (in thousands):

	Year Ended December 31,
	2006	2005	2004

Interest	$7,616	$2,629	$4,992
Ad valorem taxes	780	293	653

Total	$8,396	$2,922	$5,645

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

During 2006 we invested $484 million in the acquisition of operating properties. Of this total, $402 million was invested in 17 shopping centers and $82 million was invested in seven industrial projects.

In 2006 we acquired land, either directly or through our interests in joint ventures at 17 separate locations for the development of 17 retail centers. During 2006 we invested $167 million in new developments.

Note 8. Discontinued Operations

In 2006 we sold 19 shopping centers and four industrial properties, ten of which were located in Texas, three in Kansas, two each in Arkansas, Oklahoma and Tennessee, and one each in Arizona, Missouri, New Mexico and Colorado. In 2005 we sold 13 retail properties and a vacant building, ten of which were located in Texas and one each in Louisiana, Mississippi and Arkansas. Also in 2005, we sold two industrial properties in Texas and one in Nevada. The operating results of these properties have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as well as any gains on the respective disposition for all periods presented. Revenues recorded in Operating Income From Discontinued Operations related to our dispositions totaled $17.7 million in 2006, $39.0 million in 2005 and $44.9 million in 2004. Included in the Consolidated Balance Sheet at December 31, 2005 were $205.4 million of Property and $59.6 million of Accumulated Depreciation related to properties sold during 2006.

The discontinued operations reported in 2006 and 2005 had no debt that was required to be repaid upon their disposition. In addition, we elected not to allocate other consolidated interest to discontinued operations since the interest savings to be realized from the proceeds of the sale of these operations was not material.

Note 9. Related Party Transactions

We have interests in several joint ventures and partnerships. Notes receivable from these entities bear interest ranging from 6.0% to 10% at December 31, 2006, are due at various dates through 2028 and are generally secured by real estate assets. We recognized interest income on these notes as follows, in millions: $1.3 in both 2006 and 2005 and $.8 in 2004.

Note 10. Investment in Real Estate Joint Ventures

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

	December 31,
	2006	2005

Combined Balance Sheets

Property	$1,123,600	$397,689
Accumulated depreciation	(41,305)	(32,032)
Property - net	1,082,295	365,657

Other assets	118,642	61,543

Total	$1,200,937	$427,200

Debt	$327,695	$136,182
Amounts payable to Weingarten Realty Investors	22,657	43,239
Other liabilities	39,967	12,081
Accumulated equity	810,618	235,698

Total	$1,200,937	$427,200

	Year Ended December 31,
	2006	2005	2004

Combined Statements of Income

Revenues	$65,002	$41,059	$32,117

Expenses:
Interest	17,398	10,565	7,061
Depreciation and amortization	15,390	9,322	7,203
Operating	8,750	5,480	5,041
Ad valorem taxes	6,187	4,756	3,645
General and administrative	783	301	395

Total	48,508	30,424	23,345

Gain on land sales	1,938	170
Gain (loss) on sale of properties	5,991	(20)	(182)
Net income	$24,423	$10,785	$8,590

Our investment in real estate joint ventures, as reported on the balance sheets, differs from our proportionate share of the joint ventures' underlying net assets due to basis differentials, which arose upon the transfer of assets to the joint ventures. This basis differential, which totaled $20.1 million and $10.3 million at December 31, 2006 and 2005, respectively, is generally amortized over the useful lives of the related assets.

Fees earned by us for the management of these joint ventures totaled, in millions, $1.9 in 2006, $.8 in 2005, and $.6 in 2004.

During 2006, we invested in a 25%-owned unconsolidated joint venture, which acquired five shopping centers. Fresh Market Shoppes is located in Hilton Head, South Carolina; Shoppes at Paradise Isle is located in Destin, Florida; Indian Harbor Place is located in Melbourne, Florida, and both Quesada Commons and Shoppes of Port Charlotte are located in Port Charlotte, Florida. Two 50%-owned joint ventures commenced development of a retail center each located in Mission, Texas and Apple Valley, California. Also, two shopping centers, one each in Crosby and Dickinson, Texas, were sold. Our share of the sales proceeds totaled $8.1 million and generated a gain of $4.1 million. Associated with our land and merchant development activities, two parcels of land in Houston, Texas and Liberty Lake, Washington were sold in a 75%-owned and a 50%-owned joint venture, respectively, of which our share of the gain totaled $1.1 million. We also acquired our partner’s share of Heritage Station, which is located in Wake Forest, North Carolina. Heritage Station is a 62,000 square foot shopping center that is anchored by Harris Teeter.

During the third quarter of 2006, we formed a strategic joint venture with Mercantile Real Estate Advisors, Inc. (“MREA”) to acquire and operate industrial properties within target markets across the United States. MREA served as investment advisor to the AFL-CIO Building Investment Trust (“BIT”). The joint venture is 80% owned by BIT and 20% by us. We will earn fees for operating the properties. BIT as the majority owner will make or approve all significant decisions.

Acquisitions will be focused on bulk warehouse and business distribution properties within targeted markets. The partners plan to invest $500 million in total capital over the next two years including leverage targeted at approximately 50% of total capital. As part of this transaction, we provided the initial seeding for the joint venture, contributing 16 buildings at five properties with a total value of $123 million and aggregating more than two million square feet. The sale of these properties to the joint venture resulted in a gain to us of $21.6 million. The properties are located in the San Diego, Memphis, and Atlanta markets.

During the fourth quarter of 2006, two new strategic joint ventures were formed with TIAA-CREF Global Real Estate and AEW Capital Management on behalf of its institutional clients, of which we own 20%. We provided the initial seeding for the TIAA-CREF Global Real Estate joint venture, whereby seven newly purchased neighborhood/community shopping centers in South Florida were contributed by us with a total value of $325 million and aggregating more than 1.3 million square feet. The AEW Capital Management joint venture acquired four grocery-anchored centers and two power centers located in Oregon and Washington.

During 2005, we acquired our joint venture partners' interest in one of our existing shopping centers located in Texas, and a 50%-owned unconsolidated joint venture acquired an interest in a retail property located in McAllen, Texas, which will be redeveloped. We sold an 80% interest in two retail properties totaling 295,000 square feet in Lafayette and Shreveport, Louisiana. These properties were held in tenancy-in-common arrangements in which we retained a 20% interest. We acquired a 25% interest in Lake Washington Crossing, a 119,000 square foot retail center in Melbourne, Florida, and a 25% interest in a 96,000 square foot retail center located in Chapel Hill, North Carolina. Additionally, a 50%-owned unconsolidated joint venture commenced development on a 161,000 square foot retail center located in Liberty Lake, Washington and two 50%-owned joint ventures commenced construction on two retail centers in Mission, Texas.

We have not guaranteed the debt of any of our joint ventures in which we own an interest.

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

Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of interest, ad valorem taxes, depreciation, rental revenue, pension expense, and gain from sales of property. As a result of these differences, the book value of our net fixed assets exceeds the tax basis by $70.8 million at December 31, 2006.

The following table reconciles net income to REIT taxable income for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006		2005	2004

Net Income	$305,010		$219,653	$141,381
Net (income) loss of taxable REIT subsidiaries included above	(4,264)		(923)	143
Net Income from REIT operations	300,746		218,730	141,524
Book depreciation and amortization including discontinued operations	127,613		117,062	103,870
Tax depreciation and amortization	(86,002)		(80,922)	(76,432)
Book/tax difference on gains/losses from capital transactions	(128,628)		(69,885)	(12,716)
Other book/tax differences, net	(18,155)		(22,468)	(6,285)
REIT taxable income	195,574		162,517	149,961
Dividends paid deduction	(195,574)	(1)	(167,196)	(155,029)
Dividends paid in excess of taxable income	$0		$(4,679)	$(5,068)

(1)	The dividend deduction includes designated dividends from 2007 of $22.5 million.

For federal income tax purposes, the cash dividends distributed to common shareholders are characterized as follows:

	2006	2005	2004

Ordinary income	76.2%	81.2%	84.0%
Return of capital (generally nontaxable)	0.0	9.1	7.1
Capital gain distributions	23.8	9.7	8.9

Total	100.0%	100.0%	100.0%

We have two taxable REIT subsidiaries that are subject to federal, state, and local income tax. A minimal provision for federal income taxes was made in all three years. Only minimal state income taxes were paid in these periods.

We have reviewed our tax positions under FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We believe it is more likely than not that our tax positions will be sustained in any tax examinations.

In May 2006, the state of Texas enacted a margin tax, replacing the taxable capital components of the current franchise tax with a new “taxable margin” component. Most REIT’s are subject to the margin tax, where as they were previously exempt from the franchise tax. The tax becomes effective for us beginning in calendar year 2007. Since the tax base on the margin tax is derived from an income based measure, we believe the margin tax is an income tax. As a result, the provisions of SFAS 109, “Accounting for Income Taxes” applies to this tax. In accordance with SFAS 109, the effect on deferred tax liabilities of a change in a tax law should be included in tax expense attributable to continuing operations in the period including the enactment date. We have calculated our deferred tax assets and liabilities for Texas based on the new margin tax and the amount is immaterial. We anticipate incurring an expense for this tax in 2007.

Note 12. Leasing Operations

The terms of our leases range from less than one year for smaller tenant spaces to over 25 years for larger tenant spaces. In addition to minimum lease payments, most of the leases provide for contingent rentals (payments for taxes, maintenance and insurance by lessees and an amount based on a percentage of the tenants' sales). Future minimum rental income from noncancelable tenant leases at December 31, 2006, in millions, is: $425.6 in 2007; $374.7 in 2008; $317.9 in 2009; $259.8 in 2010; $197.3 in 2011; and $779.5 thereafter. The future minimum rental amounts do not include estimates for contingent rentals. Such contingent rentals, in millions, aggregated $119.0 in 2006, $108.8 in 2005 and $101.3 in 2004.

Note 13. Commitments and Contingencies

We are engaged in the operations of shopping centers, which are either owned or, with respect to certain shopping centers, operated under long-term ground leases. These ground leases expire at various dates through 2075, with renewal options. Space in our shopping centers is leased to tenants pursuant to agreements that provide for terms ranging generally from one month to 25 years and, in some cases, for annual rentals subject to upward adjustments based on operating expense levels, sales volume, or contractual increases as defined in the lease agreements.

Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which we are the lessee, principally for shopping center ground leases, for the subsequent five years and thereafter ending December 31, are as follows (in thousands):

2007	$1,876
2008	1,782
2009	1,737
2010	1,691
2011	1,626
Thereafter	39,459
$48,171

The scheduled future minimum revenues, applicable to the ground lease rentals above, under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for the subsequent five years and thereafter ending December 31, are as follows (in thousands):

2007	$30,299
2008	25,897
2009	21,538
2010	18,062
2011	15,006
Thereafter	63,626
$174,428

Property under capital leases, consisting of four shopping centers at both December 31, 2006 and 2005, aggregated $29.1 million, and is included in buildings and improvements. Amortization of property under capital leases is included in depreciation and amortization expense, and the balance of Accumulated Depreciation associated with these capital leases at December 31, 2006 and 2005 was $13.1 million and $11.9 million, respectively. Future minimum lease payments under these capital leases total $52.0 million, with annual payments due, in millions, of $1.9 in each of 2007 and 2008; $2.0 in each of 2009 and 2010; $2.1 in 2011; and $42.1 thereafter. The amount of these total payments representing interest is $22.3 million. Accordingly, the present value of the net minimum lease payments was $29.7 million at December 31, 2006.

We participate in nine ventures, structured as DownREIT partnerships, that have properties in Arkansas, California, Florida, Georgia, North Carolina, Texas and Utah. As general partner we have operating and financial control over these ventures and consolidate their operations in our consolidated financial statements. These ventures allow the outside limited partners to put their interest to the partnership for our common shares of beneficial interest or an equivalent amount in cash. We may acquire any limited partnership interests that are put to the partnership and we have the option to redeem the interest in cash or a fixed number of our common shares at our discretion. In 2006 and 2005 we issued common shares of beneficial interest valued at $8.0 million and $1.3 million in exchange for certain of these limited partnership interests.

We expect to invest approximately $149.6 million in 2007, $71.3 million in 2008, $37.9 million in 2009, and $22.8 million in 2010 to complete construction of 26 properties under various stages of development. We also expect to invest $218.3 million to acquire projects in 2007.

In August 2006 we purchased a portfolio of properties from North American Properties. The purchase agreement allows for the subsequent development and leasing of an additional phase of Brookwood Marketplace by the property seller. If the terms of the purchase agreement are met by the seller, the purchase price would be increased by approximately $6.9 million. This agreement expires in August 2008.

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

Note 14. Identified Intangible Assets and Liabilities

Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	December 31,	December 31,
	2006	2005

Identified Intangible Assets:
Above-Market Leases (included in Other Assets)	$14,686	$12,838
Above-Market Leases - Accumulated Amortization	(5,277)	(3,393)
Above-Market Assumed Mortgages (included in Other Assets)	1,653
Valuation of In Place Lease (included in Unamortized Debt and Lease Cost)	52,878	42,772
Valuation of In Place Lease - Accumulated Amortization	(16,297)	(10,822)

	$47,643	$41,395

Identified Intangible Liabilities (included in Other Liabilities):
Below-Market Leases	$24,602	$17,012
Below-Market Leases - Accumulated Amortization	(6,569)	(3,735)
Below-Market Assumed Mortgages	59,863	60,792
Below-Market Assumed Mortgages - Accumulated Amortization	(18,123)	(12,143)

	$59,773	$61,926

These identified intangible assets and liabilities are amortized over the terms of the acquired leases or the remaining lives of the assumed mortgages.

The net amortization of above-market and below-market leases increased Revenues-Rentals by $1.3 million, $.3 million, and $.04 million in 2006, 2005, and 2004, respectively. The estimated net amortization of these intangible assets and liabilities for each of the next five years is as follows (in thousands):

2007	$1,649
2008	1,477
2009	1,389
2010	753
2011	364

The amortization of the in place lease intangible, which is recorded in Depreciation and Amortization, was $7.6 million, $6.2 million, and $4.3 million in 2006, 2005, and 2004, respectively. The estimated amortization of this intangible asset for each of the next five years is as follows (in thousands):

2007	$6,797
2008	6,021
2009	5,127
2010	4,293
2011	3,379

The amortization of above-market and below-market assumed mortgages decreased Interest Expense by $7.3 million, $6.9 million, and $5.0 million in 2006, 2005, and 2004, respectively. The estimated amortization of these intangible assets and liabilities for each of the next five years is as follows (in thousands):

2007	$6,774
2008	6,011
2009	4,671
2010	4,019
2011	2,722

Note 15. Fair Value of Financial Instruments

The fair value of our financial instruments was determined using available market information and appropriate valuation methodologies as of December 31, 2006. Unless otherwise described below, all other financial instruments are carried at amounts which approximate their fair values.

Based on rates currently available to us for debt with similar terms and average maturities, fixed-rate debt with carrying values of $2.8 billion and $2.0 billion have fair values of approximately $2.7 billion and $2.1 billion at December 31, 2006 and 2005, respectively. The fair value of our variable-rate debt approximates its carrying values of $115.4 million and $313.8 million at year-end 2006 and 2005, respectively.

Note 16. Share Options and Awards

In 1988 we adopted a Share Option Plan that provided for the issuance of options and share awards up to a maximum of 1.6 million common shares. This plan expired in December 1997, but some awards made pursuant to it remain outstanding as of December 31, 2006.

In 1992 we adopted the Employee Share Option Plan that grants 100 share options to every employee, excluding officers, upon completion of each five-year interval of service. This plan expires in 2012 and provides options for a maximum of 225,000 common shares, of which .2 million is available for future grant of options or awards at December 31, 2006. Options granted under this plan are exercisable immediately.

In 1993 we adopted the Incentive Share Option Plan that provided for the issuance of up to 3.9 million common shares, either in the form of restricted shares or share options. This plan expired in 2002, but some awards made pursuant to it remain outstanding as of December 31, 2006. The share options granted to nonofficers vest over a three-year period beginning after the grant date, and for officers vest over a seven-year period beginning two years after the grant date. Restricted shares under this plan have multiple vesting periods. Prior to 2000, restricted shares generally vested over a ten-year period. Effective in 2000, the vesting period became five years. In addition, the vesting period for these restricted shares can be accelerated based on appreciation in the market share price. All restricted shares related to this plan vested prior to 2005.

In 2001 we adopted the Long-term Incentive Plan for the issuance of options and share awards. In 2006 the maximum number of common shares issuable under this plan was increased to 4.8 million common shares of beneficial interest, of which 2.6 million is available for the future grant of options or awards at December 31, 2006. This plan expires in 2011. The share options granted to nonofficers vest over a three-year period beginning after the grant date, and share options and restricted shares for officers vest over a five-year period after the grant date. Restricted shares granted to trust managers and retirement eligible employees are expensed immediately.

The grant price for the Employee Share Option Plan is equal to the quoted fair market value of our common shares on the date of grant. The grant price of the Long-term Incentive Plan is calculated as an average of the high and low of the quoted fair market value of our common shares on the date of grant. In both plans, these options expire upon termination of employment or ten years from the date of grant. In the Long-term Incentive Plan restricted shares for officers and trust managers are granted at no exercise price. Our policy is to recognize compensation expense for equity awards ratably over the vesting period, except for retirement eligible amounts. Compensation expense, net of forfeitures, associated with share options and restricted shares totaled $4.9 million in 2006, $1.7 million in 2005 and $1.3 million in 2004, of which $1.3 million in 2006 and $.5 million in both 2005 and 2004 was capitalized.

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

	Year ended December 31,
	2006	2005	2004

Fair value per share	$4.97	$3.02	$2.72
Dividend yield	5.7%	6.3%	6.5%
Expected volatility	18.2%	16.8%	16.3%
Expected life (in years)	5.9	6.7	6.9
Risk-free interest rate	4.4%	4.4%	4.1%

Following is a summary of the option activity for the three years ended December 31, 2006:

	Shares	Weighted
	Under	Average
	Option	Exercise Price
Outstanding, January 1, 2004	3,092,536	$22.01
Granted	380,071	39.69
Forfeited or expired	(13,000)	23.40
Exercised	(447,817)	18.42
Outstanding, December 31, 2004	3,011,790	24.77
Granted	537,319	37.40
Forfeited or expired	(30,797)	28.10
Exercised	(338,666)	19.17
Outstanding, December 31, 2005	3,179,646	27.47
Granted	544,346	47.41
Forfeited or expired	(65,996)	28.63
Exercised	(510,843)	20.73
Outstanding, December 31, 2006	3,147,153	$31.99

The total intrinsic value of options exercised was $10.3 million in 2006, $6.4 million in 2005 and $7.7 million in 2004. As of December 31, 2006, there was approximately $4.9 million of total unrecognized compensation cost related to nonvested share options, which is expected to be amortized over a weighted average of 3.00 years.

The following table summarizes information about share options outstanding and exercisable at December 31, 2006:

	Outstanding				Exercisable
		Weighted					Weighted
		Average	Weighted	Aggregate		Weighted	Average	Aggregate
		Remaining	Average	Intrinsic		Average	Remaining	Intrinsic
Range of		Contractual	Exercise	Value		Exercise	Contractual	Value
Exercise Prices	Number	Life	Price	(000’s)	Number	Price	Life	(000’s)

$17.89 - $26.83	1,273,216	4.78 years	$21.72		844,091	$21.20	4.54 years

$26.84 - $40.26	1,333,391	7.98 years	$35.53		600,580	$34.21	7.60 years

$40.27 - $47.50	540,546	9.92 years	$47.46

Total	3,147,153	7.02 years	$31.99	$44,438	1,444,671	$26.61	5.81 years	$28,171

A summary of the status of nonvested restricted shares for the year ended December 31, 2006 is as follows:

	Nonvested	Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2006	142,268	36.32
Granted	83,057	46.34
Vested	(50,029)	37.56
Forfeited	(3,041)	36.24
Outstanding, December 31, 2006	172,255	$40.80

As of December 31, 2006, there was approximately $6.1 million of total unrecognized compensation cost related to nonvested restricted shares, which is expected to be amortized over a weighted average of 3.66 years.

Note 17. Employee Benefit Plans

We have a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the Internal Revenue Service. Employee contributions are matched by us at the rate of $.50 per $1.00 for the first 6% of the employee's salary. The employees vest in the employer contributions ratably over a six-year period. Compensation expense related to the plan was $.8 million in 2006, $.7 million in 2005 and $.6 million in 2004.

We also have an Employee Share Purchase Plan under which .6 million of our common shares have been authorized. These shares, as well as common shares purchased by us on the open market, are made available for sale to employees at a discount of 15%. Shares purchased by the employee under the plan are restricted from being sold for two years from the date of purchase or until termination of employment. A total of 24,181, 22,717 and 20,671 shares were purchased by employees at an average price of $35.38, $30.89 and $28.27 during 2006, 2005 and 2004, respectively.

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

At December 31, 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” As a result of the adoption we recognized additional minimum liability directly to accumulated other comprehensive income of $803 thousand.

The estimated net loss, prior service cost, and transition obligation that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $307 thousand, ($117) thousand and zero, respectively.

The following tables summarize changes in the benefit obligation, the plan assets and the funded status of our pension plans as well as the components of net periodic benefit costs, including key assumptions. The measurement dates for plan assets and obligations were December 31, 2006 and 2005.

	Fiscal Year End
	2006	2005
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$32,456	$27,207
Service cost	3,090	2,641
Interest cost	2,309	1,724
Plan amendments	63
Actuarial losses	1,882	1,539
Benefit payments	(803)	(655)
Benefit obligation at end of year	$38,997	$32,456

Change in Plan Assets:
Fair value of plan assets at beginning of year	$15,213	$13,019
Actual return on plan assets	1,901	1,014
Employer contributions	1,622	1,835
Benefit payments	(803)	(655)
Fair value of plan assets at end of year	$17,933	$15,213

Unfunded Status at End of Year:	$21,064	$17,243
Unrecognized actuarial loss		(4,607)
Unrecognized prior service credit		895
Pension liability		$13,531

Amounts recognized in the balance sheets:
Pension liabilities - SRP	$16,262	$16,438
Other	(58)
Accumulated other comprehensive loss - Retirement Plan	4,860	2,907
Net amounts recognized	$21,064	$13,531

Accumulated benefit obligation	$38,194	$31,653

Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$5,565	N/A
Prior service credit	(704)	N/A
Total amount recognized	$4,861	N/A

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158

Liability for pension benefits (included in Other Liabilities)	$3,999	$803	$4,802
Total liabilities	3,161,276	803	3,162,079
Accumulated other comprehensive loss	11,697	803	12,500
Total shareholders’ equity	1,126,584	803	1,125,781

Both of our pension plans are under funded. The following is the required information for plans with an accumulated benefit obligation in excess of plan assets at each year end:

	2006	2005
Projected benefit obligation	$38,997	$32,456
Accumulated benefit obligation	38,194	31,653
Fair value of plan assets	17,933	15,213

The components of net periodic benefit cost for both plans are as follows (in thousands):

	2006	2005	2004

Service cost	$3,090	$2,641	$2,004
Interest cost	2,309	1,724	1,756
Expected return on plan assets	(1,385)	(1,192)	(1,028)
Prior service cost	(128)	(128)	(128)
Recognized loss	407	159	110

Total	$4,293	$3,204	$2,714

The assumptions used to develop periodic expense for both plans are shown below:

	2006	2005	2004

Discount rate	5.75%	6.00%	6.25%
Salary scale increases - Retirement Plan	4.00%	4.00%	4.00%
Salary scale increases - SRP	5.00%	5.00%	5.00%
Long-term rate of return on assets	8.50%	8.50%	8.75%

The selection of the discount rate follows the guidance provided in SFAS No. 87, "Employers' Accounting for Pensions." The selection of the discount rate is made annually after comparison to yields based on high quality fixed-income investments. The salary scale is the composite rate which reflects anticipated inflation, merit increases, and promotions for the group of covered participants. The long-term rate of return is a composite rate for the trust. It is derived as the sum of the percentages invested in each principal asset class included in the portfolio multiplied by their respective expected rates of return. We considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This analysis resulted in the selection of 8.50% as the long-term rate of return assumption for 2006.

The assumptions used to develop the actuarial present value of the benefit obligations at year-end for both plans are shown below:

	2006	2005	2004

Discount rate	5.75%	5.75%	6.00%
Salary scale increases - Retirement Plan	4.00%	4.00%	4.00%
Salary scale increases - SRP	5.00%	5.00%	5.00%

The expected contribution to be paid for both plans by us during 2007 is approximately $4.5 million, of which $2.0 million relates to the Retirement Plan. The expected benefit payments for the next ten years for both plans are as follows, in millions: $.8 in 2007; $7.9 in 2008; $.8 in 2009; $.9 in 2010, $1.0 in 2011; and $9.1 in 2012 through 2016.

The measurement dates of both plans were December 31, 2006 and December 31, 2005. The participant data used in determining the liabilities and costs was collected as of January 1, 2006.

The allocation of the fair value of plan assets as provided by the plan trustee was as follows (in thousands):

	December 31,
	2006	2005

Cash and short-term investments	3%	3%
Mutual funds - equity	69%	71%
Mutual funds - fixed income	28%	26%

Total	100%	100%

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

The shopping center segment is engaged in the acquisition, development and management of real estate, primarily anchored neighborhood and community shopping centers located in Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Maine, Missouri, Nevada, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Utah and Washington. The customer base includes supermarkets, discount retailers, drugstores and other retailers who generally sell basic necessity-type commodities. The industrial segment is engaged in the acquisition, development and management of bulk warehouses and office/service centers. Its properties are located in California, Florida, Georgia, Tennessee and Texas, and the customer base is diverse. Included in "Other" are corporate-related items, insignificant operations and costs that are not allocated to the reportable segments.

Information concerning our reportable segments is as follows (in thousands):

	Shopping
	Center	Industrial	Other	Total

2006
Revenues	$503,655	$55,037	$2,688	$561,380
Net operating income (loss)	366,426	38,409	(405)	404,430
Equity in earnings of joint ventures, net	13,713	377	565	14,655
Investment in real estate joint ventures	174,587	25,156	4,096	203,839
Total assets	3,517,733	324,343	533,464	4,375,540
Capital expenditures	920,017	96,504	5,582	1,022,103

2005
Revenues	$460,661	$47,604	$2,136	$510,401
Net operating income	339,661	34,302	885	374,848
Equity in earnings of joint ventures, net	6,533	87	(10)	6,610
Investment in real estate joint ventures	82,092	480	1,776	84,348
Total assets	3,035,964	355,848	345,929	3,737,741
Capital expenditures	339,328	89,066	646	429,040

2004
Revenues	$415,595	$43,869	$1,450	$460,914
Net operating income	305,556	31,413	439	337,408
Equity in earnings of joint ventures, net	5,441	96	(153)	5,384
Investment in real estate joint ventures	46,861	539	982	48,382
Total assets	2,897,772	288,480	284,066	3,470,318
Capital expenditures	579,912	12,089	2,793	594,794

Net operating income reconciles to Income from Continuing Operations as shown on the Statements of Consolidated Income and Comprehensive Income as follows (in thousands):

	2006	2005	2004

Total segment net operating income	$404,430	$374,848	$337,408
Depreciation and amortization	(127,613)	(117,062)	(103,870)
General and administrative	(23,801)	(17,379)	(16,122)
Impairment loss			(3,550)
Interest expense	(146,943)	(130,761)	(117,096)
Interest and other income	9,045	2,867	1,390
Loss on redemption of preferred shares			(3,566)
Income allocated to minority interests	(6,414)	(6,060)	(4,928)
Equity in earnings of joint ventures, net	14,655	6,610	5,384
Gain on land and merchant development sales	7,166	804
Gain on sale of properties	22,467	22,306	1,562
Provision for income taxes	(1,366)
Income from Continuing Operations	$151,626	$136,173	$96,612

Note 19. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows (in thousands):

	First	Second		Third		Fourth

2006:
Revenues	$135,479	$136,963		$147,150		$150,833
Net income available to common shareholders	52,084	87,741	(1)	103,223	(1)	51,861
Net income per common share - basic	0.58	0.98	(1)	1.19	(1)	0.61
Net income per common share - diluted	0.57	0.95	(1)	1.15	(1)	0.59

2005:
Revenues	$123,270	$127,614		$131,307		$131,077
Net income available to common shareholders	34,037	67,679	(1)	58,958	(1)	48,878
Net income per common share - basic	0.38	0.76	(1)	0.66	(1)	0.55
Net income per common share - diluted	0.38	0.74	(1)	0.65	(1)	0.54

(1) The quarter results include gains on the sale of properties.

****

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

ITEM 9A. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2006. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2006.

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WRI's management has responsibility for establishing and maintaining adequate internal control over financial reporting for WRI. Management, with the participation of WRI's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WRI's internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on their evaluation of WRI's internal control over financial reporting, WRI's management along with the Chief Executive and Chief Financial Officers believe that the WRI's internal control over financial reporting is effective as of December 31, 2006.

Deloitte & Touche LLP, WRI's independent registered public accounting firm that audited the financial statements and financial statement schedules included in this Form 10-K, has issued an attestation report on management's assessment of WRI's internal control over financial reporting.

March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust Managers and Shareholders of Weingarten Realty Investors

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Weingarten Realty Investors and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules.

DELOITTE & TOUCHE LLP

Houston, Texas
March 1, 2007

ITEM 9B. Other Information

Not applicable.

PART III

ITEM 10. Trust Managers and Executive Officers of the Registrant

Information with respect to our trust managers and executive officers is incorporated herein by reference to the "Election of Trust Managers" and "Executive Officers" sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2007.

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

ITEM 11. Executive Compensation

Incorporated herein by reference to the "Executive Compensation" section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2007.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference to the "Share Ownership of Certain Beneficial Owners" section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2007.

The following table summarizes the equity compensation plans under which our common shares may be issued as of December 31, 2006:

	Number of shares to	Weighted average
	be issued upon exercise	exercise price of	Number of shares
	of outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance

Equity compensation plans approved by shareholders	3,147,153	$ 31.99	2,756,937

Equity compensation plans not approved by shareholders	―	―	―

Total	3,147,153	$ 31.99	2,756,937

ITEM 13. Certain Relationships, Related Transactions and Director Independence

Incorporated herein by reference to the "Compensation Committee Interlocks and Insider Participation" section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2007.

ITEM 14. Principal Accountant Fees and Services

Incorporated herein by reference to the "Principal Accounting Firm Fees" within Proposal Two of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 3, 2007.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(2)	Financial Statement Schedules:

	Schedule

	II	Valuation and Qualifying Accounts	86
	III	Real Estate and Accumulated Depreciation	87
	IV	Mortgage Loans on Real Estate	89

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

4.3	—	Form of Fixed Rate Senior Medium Term Note (filed as Exhibit 4.19 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.4	—	Form of Floating Rate Senior Medium Term Note (filed as Exhibit 4.20 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

4.5	—	Form of Fixed Rate Subordinated Medium Term Note (filed as Exhibit 4.21 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.6	—	Form of Floating Rate Subordinated Medium Term Note (filed as Exhibit 4.22 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.7	—
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
Statement of Designation of 6.50% Series F Cumulative Redeemable Preferred Shares (filed as Exhibit 3.1 to WRI’s Registration Statement on Form 8-A dated January 29, 2007 and incorporated herein by reference).

4.10	—	6.75% Series D Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to WRI’s Registration Statement on Form 8-A dated April 17, 2003 and incorporated herein by reference).
4.11	—	6.95% Series E Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to WRI’s Registration Statement on Form 8-A dated July 8, 2004 and incorporated herein by reference).
4.12	—	6.50% Series F Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to WRI’s Registration Statement on Form 8-A dated January 29, 2007 and incorporated herein by reference).
4.13	—
Form of Receipt for Depositary Shares, each representing 1/30 of a share of 6.75% Series D Cumulative Redeemable Preferred Shares, par value $.03 per share (filed as Exhibit 4.3 to WRI’s Registration Statement on Form 8-A dated April 17, 2003 and incorporated herein by reference).

4.14	—
Form of Receipt for Depositary Shares, each representing 1/100 of a share of 6.95% Series E Cumulative Redeemable Preferred Shares, par value $.03 per share (filed as Exhibit 4.3 to WRI’s Registration Statement on Form 8-A dated July 8, 2004 and incorporated herein by reference).

4.15	—
Form of Receipt for Depositary Shares, each representing 1/100 of a share of 6.50% Series F Cumulative Redeemable Preferred Shares, par value $.03 per share (filed as Exhibit 4.3 to WRI’s Registration Statement on Form 8-A dated January 29, 2007 and incorporated herein by reference).

4.16	—	Form of 7% Notes due 2011 (filed as Exhibit 4.17 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
4.17	—	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to WRI’s Form 8-K on August 2, 2006 and incorporated herein by reference).
10.1†	—	1988 Share Option Plan of WRI, as amended (filed as Exhibit 10.1 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).
10.2†	—
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
Master Promissory Note in the amount of $20,000,000 between WRI, as payee, and Chase Bank of Texas, National Association (formerly, Texas Commerce Bank National Association), as maker, effective December 30, 1998 (filed as Exhibit 4.15 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

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

10.34†	—	Fifth Amendment to the Weingarten Realty Investors Deferred Compensation Plan (filed as Exhibit 10.34 to WRI’s Form 10-Q for quarter ended June 30, 2006 and incorporated herein by reference).
10.35†	—
Restatement of the Weingarten Realty Investors Supplemental Executive Retirement Plan dated August 4, 2006 (filed as Exhibit 10.35 to WRI’s Form 10-Q for the quarter ended September 31, 2006 and incorporated herein by reference).

10.36†	—
Restatement of the Weingarten Realty Investors Deferred Compensation Plan dated August 4, 2006 (filed as Exhibit 10.36 to WRI’s Form 10-Q for the quarter ended September 31, 2006 and incorporated herein by reference).

10.37†	—
Restatement of the Weingarten Realty Investors Retirement Benefit Restoration Plan dated August 4, 2006 (filed as Exhibit 10.37 to WRI’s Form 10-Q for the quarter ended September 31, 2006 and incorporated herein by reference).

10.38†*	—	Amendment No. 1 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated December 15, 2006.
10.39†*	—	Amendment No. 1 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated December 15, 2006.
10.40†*	—	Amendment No. 1 to the Weingarten Realty Investors Deferred Compensation Plan dated December 15, 2006.
10.41†*	—	Final 401(k)/401(m) Regulations Amendment dated December 15, 2006.
12.1*	—	Computation of Fixed Charges Ratios.
14.1	—
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

Date: March 1, 2007

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

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Stanford Alexander	Chairman	March 1, 2007
	Stanford Alexander	and Trust Manager

By:	/s/ Andrew M. Alexander	Chief Executive Officer,	March 1, 2007
	Andrew M. Alexander	President and Trust Manager

By:	/s/ James W. Crownover	Trust Manager	March 1, 2007
James W. Crownover

By:	/s/ Robert J. Cruikshank	Trust Manager	March 1, 2007
Robert J. Cruikshank

By:	/s/ Martin Debrovner	Vice Chairman	March 1, 2007
Martin Debrovner

By:	/s/ Melvin Dow	Trust Manager	March 1, 2007
Melvin Dow

By:	/s/ Stephen A. Lasher	Trust Manager	March 1, 2007
Stephen A. Lasher

By:	/s/ Stephen C. Richter	Executive Vice President and	March 1, 2007
	Stephen C. Richter	Chief Financial Officer

By:	/s/ Douglas W. Schnitzer	Trust Manager	March 1, 2007
Douglas W. Schnitzer

By:	/s/ Marc J. Shapiro	Trust Manager	March 1, 2007
Marc J. Shapiro

By:	/s/ Joe D. Shafer	Vice President/Chief Accounting Officer	March 1, 2007
	Joe D. Shafer	(Principal Accounting Officer)

Schedule II

WEINGARTEN REALTY INVESTORS
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2006, 2005, and 2004

(Amounts in thousands)

		Charged
	Balance at	to costs	Charged		Balance
	beginning	and	to other	Deductions	at end of
Description	of period	expenses	accounts	(A)	period

2006
Allowance for Doubtful Accounts	$4,673	$3,917		$2,595	$5,995
2005
Allowance for Doubtful Accounts	$4,205	$3,720		$3,252	$4,673
2004
Allowance for Doubtful Accounts	$4,066	$3,325		$3,186	$4,205
_______________

Note A - Write-offs of accounts receivable previously reserved.

Schedule III

WEINGARTEN REALTY INVESTORS
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2006

(Amounts in thousands)

	Total Cost
		Buildings	Projects
		and	Under	Total	Accumulated	Encumbrances
	Land	Improvements	Development	Cost	Depreciation	(A)

SHOPPING CENTERS:
Texas	$196,253	865,182		$1,061,435	$325,769	$89,070
Other States	573,845	2,109,904		2,683,749	293,748	838,562
Total Shopping Centers	770,098	2,975,086		3,745,184	619,517	927,632
INDUSTRIAL:
Texas	46,272	226,916		273,188	59,361
Other States	30,392	93,787		124,179	5,529	11,192
Total Industrial	76,664	320,703		397,367	64,890	11,192
OTHER:
Texas	533	14,231		14,764	9,532
Total Improved Properties	847,295	3,310,020		4,157,315	693,939	938,824
LAND UNDER DEVELOPMENT OR HELD FOR DEVELOPMENT:
Texas			$63,912	$63,912
Other States			104,483	104,483
Total Land Under Development or Held for Development			168,395	168,395
SHOPPING CENTERS UNDER CAPITAL LEASE:
Other States		29,054		29,054	13,066	8,732
Total Leased Property Under Capital Lease		29,054		29,054	13,066	8,732
CONSTRUCTION IN PROGRESS:
Texas			29,984	29,984
Other States			61,140	61,140
Total Construction in Progress			91,124	91,124

TOTAL OF ALL PROPERTIES	$847,295	$3,339,074	$259,519	$4,445,888	$707,005	$947,556

Note A -
Encumbrances do not include $17.2 million outstanding under a $30 million 20-year term loan, payable to a group of insurance companies secured by a property collateral pool including all or part of three shopping centers.

Schedule III
(Continued)

The changes in total cost of the properties for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Balance at beginning of year	$4,033,579	$3,751,607	$3,200,091
Additions at cost	1,022,103	429,040	594,794
Retirements or sales	(609,794)	(147,068)	(43,278)

Balance at end of year	$4,445,888	$4,033,579	$3,751,607

The changes in accumulated depreciation for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Balance at beginning of year	$679,642	$609,772	$527,375
Additions at cost	110,406	107,901	100,074
Retirements or sales	(83,043)	(38,031)	(17,677)

Balance at end of year	$707,005	$679,642	$609,772

Schedule IV

WEINGARTEN REALTY INVESTORS
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2006

(Amounts in thousands)

		Final	Periodic	Face	Carrying
	Interest	Maturity	Payment	Amount of	Amount of
	Rate	Date	Terms	Mortgages	Mortgages(A)

SHOPPING CENTERS:
FIRST MORTGAGES:
Eastex Venture
Beaumont, TX	8.00%	10-31-09	$317 Annual P & I	$1,693	$1,693

363-410 Burma, LLC	6.50%	07-01-11	$212 Annual P & I	2,607	2,607

INDUSTRIAL:
FIRST MORTGAGES:
South Loop Business Park
Houston, TX	9.25%	11-01-07	$74 Annual P & I	112	112

SHOPPING CENTERS:
CONSTRUCTION LOANS:
WRI LLA Venture	7.75%	12-31-07	At Maturity	896	896

TOTAL MORTGAGE LOANS ON REAL ESTATE				$5,308	$5,308

Note A -	The aggregate cost at December 31, 2006 for federal income tax purposes is $5,308.
Note B -	Changes in mortgage loans for the years ended December 31, 2006, 2005, and 2004 are summarized below.

	2006	2005	2004

Balance, Beginning of Year	$2,791	$3,057	$3,621
Additions to Existing Loans	3,347	339
Collections of Principal	(830)	(605)	(564)

Balance, End of Year	$5,308	$2,791	$3,057