Form 10-Q
period 2007-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2007-05-10
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

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

As of April 30, 2007, there were 86,435,321 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

WEINGARTEN REALTY INVESTORS
STATEMENT OF CONDENSED CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rentals	$144,536	$129,085
Other	2,062	2,208
Total	146,598	131,293
Expenses:
Depreciation and amortization	32,820	30,119
Operating	23,711	18,454
Ad valorem taxes	16,616	15,405
General and administrative	6,609	5,355
Total	79,756	69,333

Operating Income	66,842	61,960
Interest Expense	(36,473)	(34,437)
Interest and Other Income	1,713	1,452
Equity in Earnings of Joint Ventures, net	3,347	4,066
Income Allocated to Minority Interests	(1,178)	(1,657)
Gain on Sale of Properties	2,059	51
Gain on Land and Merchant Development Sales	666	1,676
Benefit (Provision) for Income Taxes	9	(519)
Income from Continuing Operations	36,985	32,592
Operating Income from Discontinued Operations	1,514	4,930
Gain on Sale of Properties from Discontinued Operations	12,886	17,087
Income from Discontinued Operations	14,400	22,017
Net Income	51,385	54,609
Dividends on Preferred Shares	(4,728)	(2,525)
Net Income Available to Common Shareholders	$46,657	$52,084
Net Income Per Common Share - Basic:
Income from Continuing Operations	$0.37	$0.34
Income from Discontinued Operations	0.17	0.24
Net Income	$0.54	$0.58
Net Income Per Common Share - Diluted:
Income from Continuing Operations	$0.37	$0.34
Income from Discontinued Operations	0.16	0.23
Net Income	$0.53	$0.57

Net Income	$51,385	$54,609
Other Comprehensive Income:
Unrealized gain on derivatives	25	3,751
Amortization of loss on derivatives	219	86
Other Comprehensive Income	244	3,837

Comprehensive Income	$51,629	$58,446

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31,	December 31,
	2007	2006

ASSETS
Property	$4,546,606	$4,445,888
Property Held for Sale	80,823
Accumulated Depreciation	(722,195)	(707,005)
Property - net	3,905,234	3,738,883
Investment in Real Estate Joint Ventures	255,413	203,839
Total	4,160,647	3,942,722
Notes Receivable from Real Estate Joint Ventures and Partnerships	11,429	3,971
Unamortized Debt and Lease Cost	115,131	112,873
Accrued Rent and Accounts Receivable (net of allowance for doubtful
accounts of $6,450 in 2007 and $5,995 in 2006)	74,208	78,893
Cash and Cash Equivalents	35,506	71,003
Restricted Deposits and Mortgage Escrows	29,309	94,466
Other	91,767	71,612
Total	$4,517,997	$4,375,540
LIABILITIES AND SHAREHOLDERS' EQUITY
Debt	$2,890,831	$2,900,952
Accounts Payable and Accrued Expenses	91,203	132,821
Other	123,990	128,306
Total	3,106,024	3,162,079
Minority Interest	72,197	87,680

Commitments and Contingencies

Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share;
shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of
beneficial interest; 100 shares issued and outstanding
in 2007 and 2006; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of
beneficial interest; 29 shares issued and outstanding in 2007
and 2006; liquidation preference $72,500	1	1
6.5% Series F cumulative redeemable preferred shares of
beneficial interest; 80 shares issued and outstanding in 2007;
liquidation preference $200,000	2
Common Shares of Beneficial Interest - par value, $.03 per share;
shares authorized: 150,000; shares issued and outstanding:
86,435 in 2007 and 85,765 in 2006	2,604	2,582
Additional Paid-In Capital	1,346,331	1,136,481
Net Income in Excess (Less Than) Accumulated Dividends	3,091	(786)
Accumulated Other Comprehensive Loss	(12,256)	(12,500)
Shareholders' Equity	1,339,776	1,125,781
Total	$4,517,997	$4,375,540
See Notes to Condensed Consolidated Financial Statements

WEINGARTEN REALTY INVESTORS
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities:
Net Income	$51,385	$54,609
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	33,384	32,672
Equity in earnings of joint ventures, net	(3,347)	(4,066)
Income allocated to minority interests	1,178	1,657
Gain on land and merchant development sales	(666)	(1,676)
Gain on sales of properties	(14,945)	(17,138)
Distributions of income from unconsolidated entities	1,121	315
Changes in accrued rent and accounts receivable	1,805	12,524
Changes in other assets	(23,699)	(14,245)
Changes in accounts payable and accrued expenses	(45,648)	(26,997)
Other, net	(53)	437
Net cash provided by operating activities	515	38,092

Cash Flows from Investing Activities:
Investment in properties	(225,656)	(59,942)
Proceeds from sales and disposition of property, net	17,848	36,788
Change in restricted deposits and mortgage escrows	64,587	(20,132)
Mortgage bonds and notes receivable:
Advances	(18,427)	(8,378)
Collections	178	1,369
Real estate joint ventures and partnerships:
Investments	(21,165)	(5,925)
Distributions	1,612	3,781
Net cash used in investing activities	(181,023)	(52,439)

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	522	56,922
Common shares of beneficial interest	2,263	7
Preferred shares of beneficial interest	194,162
Principal payments of debt	(4,731)	(3,897)
Common and preferred dividends paid	(47,508)	(44,174)
Debt issuance cost paid	(140)
Other, net	443	245
Net cash provided by financing activities	145,011	9,103

Net decrease in cash and cash equivalents	(35,497)	(5,244)
Cash and cash equivalents at January 1	71,003	42,690
Cash and cash equivalents at March 31	$35,506	$37,446
See Notes to Condensed Consolidated Financial Statements

WEINGARTEN REALTY INVESTORS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements

The condensed consolidated financial statements included in this report are unaudited; however, amounts presented in the condensed consolidated balance sheet as of December 31, 2006 are derived from our audited financial statements at that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in our annual financial statements and notes. These Condensed Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We operate a portfolio of properties which includes neighborhood and community shopping centers and industrial properties of approximately 66 million square feet. We have a diversified tenant base with our largest tenant comprising only 3% of total rental revenues during 2007.

We currently operate, and intend to operate in the future, as a real estate investment trust.

Basis of Presentation
Our condensed consolidated financial statements include the accounts of our subsidiaries and certain partially owned joint ventures or partnerships which meet the guidelines for consolidation. All significant intercompany balances and transactions have been eliminated.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. Such statements require management to make estimates and assumptions that affect the reported amounts on our condensed consolidated financial statements.

Revenue Recognition
Rental revenue is generally recognized on a straight-line basis over the life of the lease, which begins the date the leasehold improvements are substantially complete, if owned by us, or the date the tenant takes control of the space, if the leasehold improvements are owned by the tenant. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recognized. Revenue based on a percentage of tenants' sales is recognized only after the tenant exceeds their sales breakpoint.

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

Our properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of either the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis or the estimated net sales price to the carrying amount of such property. Such carrying amount is adjusted, if necessary, to the estimated fair value less cost to sell to reflect an impairment in the value of the asset.

Some of our properties are held in single purpose entities. A single purpose entity is a legal entity typically established at the request of a lender solely for the purpose of owning a property or group of properties subject to a mortgage. There may be restrictions limiting the entity’s ability to engage in an activity other than owning or operating the property, assume or guarantee the debt of any other entity, or dissolve itself or declare bankruptcy before the debt has been repaid. Most of our single purpose entities are 100% owned by us and are consolidated in our financial statements.

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

Sales of Real Estate
Sales of real estate include the sale of shopping center pads, property adjacent to shopping centers, shopping center properties, merchant development properties, investments in real estate ventures and partial sales to joint ventures in which we participate.

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

Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted cash that is held in a qualified escrow account for the purposes of completing like-kind exchange transactions. At March 31, 2007 and December 31, 2006, we had $14.8 million and $79.4 million held for like-kind exchange transactions, respectively, and $14.5 million and $15.1 million held in escrow related to our mortgages, respectively.

Other Assets
Other assets in our condensed consolidated financial statements include investments held in grantor trusts, prepaid expenses, the value of above-market leases and assumed mortgages and the related accumulated amortization, deferred tax assets and other miscellaneous receivables. Investments held in grantor trusts are adjusted to fair market value at each period end. Above-market leases and assumed mortgages are amortized over terms of the acquired leases and the remaining life of the mortgages, respectively.

Per Share Data
Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding. Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Numerator:
Net income available to common shareholders	$46,657	$52,084
Income attributable to operating partnership units	1,106	1,399

Net income available to common shareholders - diluted	$47,763	$53,483

Denominator:
Weighted average shares outstanding - basic	86,005	89,515
Effect of dilutive securities:
Share options and awards	1,123	850
Operating partnership units	2,681	3,151

Weighted average shares outstanding - diluted	89,809	93,516

Options to purchase 2,020 and 900 common shares for the three months ended March 31, 2007 and 2006, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price for the period.

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

Cash Flow Information
All highly liquid investments with original maturities of three months or less are considered cash equivalents. We issued common shares of beneficial interest valued at $12.6 million and $2.2 million during the first quarter ending March 31, 2007 and 2006, respectively, in exchange for interests in limited partnerships, which had been formed to acquire properties. Cash payments for interest on debt, net of amounts capitalized, of $62.4 million and $55.3 million were made during the first quarter of 2007 and 2006, respectively. A cash payment of $.2 million for federal income taxes was made during the first quarter of 2006, and no federal income tax payments were made during the first quarter of 2007. In association with property acquisitions and investments in unconsolidated joint ventures, items assumed were as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Debt	$19,061	$
Net Assets and Liabilities	3,086		4,652

Net assets and liabilities were reduced $59.8 million during the first quarter of 2007 from the reorganization of three joint ventures to tenancy-in-common arrangements where we have a 50% interest. We also accrued $7.2 million and $4.7 million during the first quarter of 2007 and 2006, respectively, associated with the construction of property.

Reclassifications
Reclassifications of prior years’ amounts have been made to conform to the current year presentation, which includes the reclassification of the operating results of certain properties to discontinued operations. For additional information see Note 8, “Discontinued Operations.”

Note 2. Newly Adopted Accounting Pronouncements

In June 2006 the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. There are also several disclosure requirements. The interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of January 1, 2007, and its adoption did not have a material effect on our financial position, results of operations or cash flows.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles. The key changes to current practice are (1) the definition of fair value, which focuses on an exit price rather than an entry price; (2) the methods used to measure fair value, such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions and credit standing and (3) the expanded disclosures about fair value measurements. This Statement does not require any new fair value measurements.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS No. 157 in the first quarter of 2008, and we are currently evaluating the impact that this Statement will have on our financial position, results of operations or cash flows.

In September 2006 the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R.” This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements (the “Recognition Provision”) were effective for us as of December 31, 2006, and as a result we recognized an additional liability of $803,000. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position (the “Measurement Provision”) is effective for fiscal years ending after December 15, 2008. We have assessed the potential impact of the Measurement Provision of SFAS No. 158 and concluded that its adoption will not have a material effect on our financial position, results of operations or cash flows.

In September 2006 the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which became effective for us as of December 31, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The adoption of SAB 108 on December 31, 2006 did not have a material effect on our financial position, results of operations or cash flows.

In February 2007 the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We have not decided if we will choose to measure any eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.

Note 3. Derivatives and Hedging

We occasionally hedge the future cash flows of our debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions. At March 31, 2007, we had five interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $75.0 million that convert fixed interest payments at rates ranging from 4.2% to 6.8% to variable interest payments. We have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates. Also, at March 31, 2007, we had two forward-starting interest rate swap contracts with an aggregate notional amount of $118.6 million which lock the swap rate at 5.2% until January 2008. The purpose of these forward-starting swaps, which are designated as cash flow hedges, is to mitigate the risk of future fluctuations in interest rates on forecasted issuances of long-term debt. We have determined that they are highly effective in offsetting future variable interest cash flows on anticipated long-term debt issuances.

Changes in the market value of fair value hedges as well as changes in the market value of the hedged item are recorded in earnings each reporting period. For the quarter ended March 31, 2007 and 2006, these changes in fair market value offset with minimal impact to earnings. The derivative instruments at March 31, 2007 and December 31, 2006 were reported at their fair values in Other Assets, net of accrued interest, of $.1 million in both periods, and as Other Liabilities, net of accrued interest, of $2.9 million and $3.2 million, respectively.

As of March 31, 2007 and December 31, 2006, the balance in Accumulated Other Comprehensive Loss relating to derivatives was $7.4 million and $7.6 million, respectively. Amounts amortized to interest expense were $.2 million and $.1 million during the first quarter of 2007 and 2006, respectively. Within the next 12 months, we expect to amortize to interest expense approximately $.9 million of the balance in Accumulated Other Comprehensive Loss.

During the first quarter of 2007 and 2006, the interest rate swaps increased interest expense and decreased net income by $.1 million and $.05 million, respectively, and increased the average interest rate of our debt by 0.02% and 0.01%, respectively. We could be exposed to credit losses in the event of nonperformance by the counter-party; however, management believes the likelihood of such nonperformance is remote.

Note 4. Debt

Our debt consists of the following (in thousands):

	March 31,	December 31,
	2007	2006

Debt payable to 2030 at 4.5% to 8.9%	$2,838,312	$2,848,805
Unsecured notes payable under revolving credit agreements	18,430	18,000
Obligations under capital leases	29,725	29,725
Industrial revenue bonds payable to 2015 at 3.7% to 6.19%	4,364	4,422

Total	$2,890,831	$2,900,952

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	March 31,	December 31,
	2007	2006

As to interest rate (including the effects of interest rate swaps):
Fixed-rate debt	$2,775,091	$2,785,553
Variable-rate debt	115,740	115,399

Total	$2,890,831	$2,900,952

As to collateralization:
Unsecured debt	$1,910,880	$1,910,216
Secured debt	979,951	990,736

Total	$2,890,831	$2,900,952

In February 2006 we amended and restated our $400 million unsecured revolving credit facility. The amended facility has an initial four-year term and provides a one-year extension option available at our request. Borrowing rates under this amended facility float at a margin over LIBOR, plus a facility fee. The borrowing margin and facility fee, which are currently 37.5 and 12.5 basis points, respectively, are priced off a grid that is tied to our senior unsecured credit ratings. This amended facility retains a competitive bid feature that allows us to request bids for amounts up to $200 million from each of the syndicate banks, allowing us an opportunity to obtain pricing below what we would pay using the pricing grid. Additionally, the amended facility contains an accordion feature, which allows us the ability to increase the facility up to $600 million.

At March 31, 2007, no amounts were outstanding under the $400 million revolving credit facility. At December 31, 2006, we had $18 million outstanding at an average variable interest rate of 5.75%. We also have an agreement for an unsecured and uncommitted overnight facility totaling $20 million with a bank that is used for cash management purposes, of which $18.4 million was outstanding at a variable interest rate of 5.69% at March 31, 2007. At December 31, 2006, none was outstanding under this credit facility. Letters of credit totaling $9.8 million and $10.1 million were outstanding under the $400 million revolving credit facility at March 31, 2007 and December 31, 2006, respectively. The available balance under our revolving credit agreement was $371.7 million and $371.9 million at March 31, 2007 and December 31, 2006, respectively. During the first quarter of 2007, the maximum balance and weighted average balance outstanding under both the $400 million and the $20 million revolving credit facilities combined were $100.0 million and $13.0 million, respectively, at a weighted average interest rate of 5.6%. During 2006 the maximum balance and weighted average balance outstanding under both the $400 million and the $20 million revolving credit facilities combined were $368.2 million and $179.1 million, respectively, at a weighted average interest rate of 5.5%.

In conjunction with acquisitions completed during the first quarter of 2007, we assumed $19.1 million of nonrecourse debt secured by the related properties. As of December 31, 2006, the balance of secured debt that was assumed in conjunction with 2006 acquisitions was $140.7 million.

Scheduled principal payments on our debt (excluding $18.4 million due under our revolving credit agreements, $18.6 million of capital leases and $2.4 million market value of interest rate swaps) are due during the following years (in thousands):

2007	$109,396
2008	252,662
2009	113,510
2010	119,188
2011	890,324
2012	307,900
2013	302,205
2014	338,356
2015	189,347
Thereafter	233,283

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios and minimum net worth requirements and maximum total debt levels. Management believes that we are in compliance with all restrictive covenants.

In December 2006 we issued $75 million of 10-year unsecured fixed rate medium term notes at 6.1% including the effect of an interest rate swap that had hedged the transaction. Proceeds from this issuance were used to repay balances under our revolving credit facilities, to cash settle a forward hedge and for general business purposes.

In July 2006 we priced an offering of $575 million of 3.95% convertible senior unsecured notes due 2026, which closed on August 2, 2006. Interest is payable semi-annually in arrears on February 1 and August 1 of each year, beginning February 1, 2007. The net proceeds of $395.9 million from the sale of the debentures, after repurchasing 4.3 million of our common shares of beneficial interest, were used for general business purposes and to reduce amounts outstanding under our revolving credit facility.

The debentures are convertible under certain circumstances for our common shares of beneficial interest at an initial conversion rate of 20.3770 common shares per $1,000 of principal amount of debentures (an initial conversion price of $49.075). In addition, the conversion rate may be adjusted if certain change in control transactions or other specified events occur on or prior to August 4, 2011. Upon the conversion of debentures, we will deliver cash for the principal return, as defined, and cash or common shares, at our option, for the excess of the conversion value, as defined, over the principal return. The debentures are redeemable for cash at our option beginning in 2011 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require us to repurchase their debentures for cash equal to the principal of the debentures plus accrued and unpaid interest in 2011, 2016 and 2021 and in the event of a change in control.

Holders may convert their debentures based on the applicable conversion rate prior to the close of business on the second business day prior to the stated maturity date at any time on or after August 1, 2025 and also under any of the following circumstances:

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

•
during the five consecutive trading-day period following any five consecutive trading-day period in which the trading price of the debentures was less than 98% of the product of the closing sale price of our common shares multiplied by the applicable conversion rate;

•	if those debentures have been called for redemption, at any time prior to the close of business on the third business day prior to the redemption date;

•	if our common shares are not listed on a U.S. national or regional securities exchange or quoted on the Nasdaq National Market for 30 consecutive trading days.

In connection with the issuance of these debentures, we filed a shelf registration statement related to the resale of the debentures and the common shares issuable upon the conversion of the debentures. This registration statement has been declared effective by the SEC.

Note 5.  Preferred Shares

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

Note 7. Property

Our property consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006

Land	$885,189	$847,295
Land held for development	20,125	21,405
Land under development	182,199	146,990
Buildings and improvements	3,350,066	3,339,074
Construction in-progress	109,027	91,124

Total	$4,546,606	$4,445,888

The following carrying charges were capitalized (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Interest	$5,855	$809
Ad valorem taxes	505	31

Total	$6,360	$840

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

Note 8. Discontinued Operations

In the first quarter of 2007, we sold a shopping center located in Texas, and we classified three shopping centers, totaling $80.8 million, as held for sale as of March 31, 2007. In 2006 we sold 19 shopping centers and four industrial properties, 10 of which were located in Texas, three in Kansas, two each in Arkansas, Oklahoma and Tennessee, and one each in Arizona, Missouri, New Mexico and Colorado. The operating results of these properties have been reclassified and reported as discontinued operations in the Statements of Condensed Consolidated Income and Comprehensive Income in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as well as any gains on the respective disposition for all periods presented. Revenues recorded in Operating Income From Discontinued Operations related to our dispositions for the quarters ended March 31, 2007 and 2006, totaled $2.7 million and $10.3 million, respectively. Included in the Condensed Consolidated Balance Sheet at December 31, 2006 were $6.5 million of Property and $3.2 million of Accumulated Depreciation related to the property sold in the first quarter of 2007.

The discontinued operations reported in 2007 and 2006 had no debt that was required to be repaid upon their disposition. In addition, we elected not to allocate other consolidated interest to discontinued operations since the interest savings to be realized from the proceeds of the sale of these operations was not material.

Note 9.  Related Parties

We have ownership interests in a number of joint ventures and partnerships. Notes receivable from these entities bear interest ranging from 5.7% to 10% at March 31, 2007 and December 31, 2006 and are due at various dates through 2028. The notes are generally secured by real estate assets. Interest income recognized on these notes was $.2 million and $.5 million for the three months ended March 31, 2007 and 2006, respectively.

Note 10. Investment in Real Estate Joint Ventures

We own interests in joint ventures or limited partnerships and have tenancy-in-common interests in which we exercise significant influence but do not have financial and operating control. We account for these investments using the equity method, and our interests range from 20% to 75%. Combined condensed unaudited financial information of these ventures (at 100%) is summarized as follows (in thousands):

	March 31,	December 31,
	2007	2006

Combined Balance Sheets

Property	$1,236,490	$1,123,600
Accumulated depreciation	(56,136)	(41,305)
Property - net	1,180,354	1,082,295

Other assets	109,408	118,642

Total	$1,289,762	$1,200,937

Debt	$330,342	$327,695
Amounts payable to Weingarten Realty Investors	15,686	22,657
Other liabilities	42,426	39,967
Accumulated equity	901,308	810,618

Total	$1,289,762	$1,200,937

	Three Months Ended
	March 31,
	2007	2006

Combined Statements of Income

Revenues	$31,219	$11,948

Expenses:
Interest	5,090	3,332
Depreciation and amortization	7,003	2,799
Operating	4,615	1,556
Ad valorem taxes	4,055	1,207
General and administrative	165	121

Total	20,928	9,015

Gain on land sales		555
Gain on sale of properties		2,550
Net income	$10,291	$6,038

Our investment in real estate joint ventures, as reported on the balance sheets, differs from our proportionate share of the joint ventures' underlying net assets due to basis differentials, which arose upon the transfer of assets to the joint ventures. This basis differential, which totaled $19.2 million and $20.1 million at March 31, 2007 and December 31, 2006, respectively, is generally amortized over the useful lives of the related assets.

Fees earned by us for the management of these joint ventures totaled, in millions, $1.0 and $.3 for the quarters ended March 31, 2007 and 2006, respectively.

During the first quarter of 2007, a 25%-owned unconsolidated joint venture acquired two shopping centers. Cole Park Plaza is located in Chapel Hill, North Carolina, and Sunrise West is located in Sunrise, Florida. A 50%-owned unconsolidated joint venture was formed for the purpose of developing a retail shopping center.

In March 2007 three joint ventures were reorganized and our 50% interest in each of these properties is held in a tenancy-in-common arrangement.

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

Note 11. Income Tax Considerations

We qualify as a REIT under the provisions of the Internal Revenue Code, and therefore, no tax is imposed on us for our taxable income distributed to shareholders.  In our taxable REIT subsidiaries, we recorded a federal income tax benefit of $.5 million during the first quarter of 2007 and a federal income tax provision of $.5 million during the first quarter of 2006.

We have reviewed our tax positions under FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. We believe it is more likely than not that our tax positions will be sustained in any tax examinations.

In May 2006 the state of Texas enacted a margin tax, replacing the taxable capital components of the current franchise tax with a new “taxable margin” component. Most REITs are subject to the margin tax, where as they were previously exempt from the franchise tax. The tax became effective for us beginning in calendar year 2007. Since the tax base on the margin tax is derived from an income-based measure, we believe the margin tax is an income tax. We also record deferred taxes for the temporary tax differences that have resulted from those activities as required under SFAS No. 109, “Accounting for Income Taxes.”

For the three months ending March 31, 2007, we recorded a provision for the Texas margin tax of $.5 million. No provision was recorded during the first quarter of 2006.

Note 12. Commitments and Contingencies

We participate in nine ventures, structured as DownREIT partnerships that have properties in Arkansas, California, Florida, Georgia, North Carolina, Texas and Utah. As general partner, we have operating and financial control over these ventures and consolidate their operations in our condensed consolidated financial statements. These ventures allow the outside limited partners to put their interest to the partnership for our common shares of beneficial interest or an equivalent amount in cash. We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. During the first quarter of 2007 and 2006, we issued common shares of beneficial interest valued at $12.6 million and $2.2 million, respectively, in exchange for certain of these limited partnership interests.

We expect to invest approximately $192.2 million in 2007, $98.0 million in 2008, $55.0 million in 2009, $58.1 million in 2010, and the remaining balance of $23.0 million in 2011 to complete construction of 32 properties under various stages of development. We also expect to invest $49.9 million to acquire projects in 2007.

We are subject to numerous federal, state and local environmental laws, ordinances and regulations in the areas where we own or operate properties. We are not aware of any material contamination, which may have been caused by us or any of our tenants that would have a material effect on our financial position, results of operation or cash flows.

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

We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, our resulting liability, if any, will not have a material effect on our condensed consolidated financial statements.

Note 13. Identified Intangible Assets and Liabilities

Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	March 31,	December 31,
	2007	2006

Identified Intangible Assets:
Above-Market Leases (included in Other Assets)	$17,193	$14,686
Above-Market Leases - Accumulated Amortization	(5,794)	(5,277)
Above-Market Assumed Mortgages (included in Other Assets)	1,657	1,653
Valuation of In Place Lease (included in Unamortized Debt and Lease Cost)	57,901	52,878
Valuation of In Place Lease - Accumulated Amortization	(18,106)	(16,297)

	$52,851	$47,643

Identified Intangible Liabilities (included in Other Liabilities):
Below-Market Leases	$29,149	$24,602
Below-Market Leases - Accumulated Amortization	(7,731)	(6,569)
Below-Market Assumed Mortgages	59,808	59,863
Below-Market Assumed Mortgages - Accumulated Amortization	(19,893)	(18,123)

	$61,333	$59,773

These identified intangible assets and liabilities are amortized over the terms of the acquired leases or the remaining lives of the assumed mortgages.

The net amortization of above-market and below-market leases increased Revenues-Rentals by $.8 million and $.2 million for the quarters ended March 31, 2007 and 2006, respectively. The estimated net amortization of these intangible assets and liabilities for each of the next five years is as follows (in thousands):

2008	$2,001
2009	1,710
2010	1,004
2011	413
2012	436

The amortization of the in place lease intangible, which is recorded in Depreciation and Amortization, was $2.1 million and $1.8 million for the quarters ended March 31, 2007 and 2006, respectively. The estimated amortization of this intangible asset for each of the next five years is as follows (in thousands):

2008	$6,511
2009	5,609
2010	4,662
2011	3,618
2012	3,038

The amortization of above-market and below-market assumed mortgages decreased Interest Expense by $1.8 million for both quarters ended March 31, 2007 and 2006, respectively. The estimated amortization of these intangible assets and liabilities for each of the next five years is as follows (in thousands):

2008	$6,007
2009	4,667
2010	4,015
2011	2,718
2012	1,435

Note 14. Share Options and Awards

On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment,” which established accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. This accounting standard focuses primarily on equity transactions with employees. We began recording compensation expense on any unvested awards granted during the remaining vesting periods.

In 1988 we adopted a Share Option Plan that provided for the issuance of options and share awards up to a maximum of 1.6 million common shares. This plan expired in December 1997, and no awards remain outstanding at March 31, 2007.

In 1992 we adopted the Employee Share Option Plan that grants 100 share options to every employee, excluding officers, upon completion of each five-year interval of service. This plan expires in 2012 and provides options for a maximum of 225,000 common shares, of which .2 million is available for future grant of options or awards at March 31, 2007. Options granted under this plan are exercisable immediately.

In 1993 we adopted the Incentive Share Option Plan that provided for the issuance of up to 3.9 million common shares, either in the form of restricted shares or share options. This plan expired in 2002, but some awards made pursuant to it remain outstanding as of March 31, 2007. The share options granted to non-officers vest over a three-year period beginning after the grant date, and for officers vest over a seven-year period beginning two years after the grant date. Restricted shares under this plan have multiple vesting periods. Prior to 2000, restricted shares generally vested over a 10 year period. Effective in 2000, the vesting period became five years. In addition, the vesting period for these restricted shares can be accelerated based on appreciation in the market share price. All restricted shares related to this plan vested prior to 2005.

In 2001 we adopted the Long-term Incentive Plan for the issuance of options and share awards. In 2006 the maximum number of common shares issuable under this plan was increased to 4.8 million common shares of beneficial interest, of which 2.6 million is available for the future grant of options or awards at March 31, 2007. This plan expires in 2011. The share options granted to non-officers vest over a three-year period beginning after the grant date, and share options and restricted shares for officers vest over a five-year period after the grant date. Restricted shares granted to trust managers and retirement eligible employees are expensed immediately.

The grant price for the Employee Share Option Plan is equal to the quoted fair market value of our common shares on the date of grant. The grant price of the Long-term Incentive Plan is calculated as an average of the high and low of the quoted fair market value of our common shares on the date of grant. In both plans, these options expire upon termination of employment or 10 years from the date of grant. In the Long-term Incentive Plan, restricted shares for officers and trust managers are granted at no exercise price. Our policy is to recognize compensation expense for equity awards ratably over the vesting period, except for retirement eligible amounts. For the three months ended March 31, 2007 and 2006, compensation expense, net of forfeitures, associated with share options and restricted shares totaled $1.3 million and $1.0 million, of which $.4 million and $.2 million was capitalized, respectively.

The fair value of share options and restricted shares is estimated on the date of grant using the Black-Scholes option pricing method based on the expected weighted average assumptions in the following table. The dividend yield is an average of the historical yields at each record date over the estimated expected life. We estimate volatility using our historical volatility data for a period of 10 years, and the expected life is based on historical data from an option valuation model of employee exercises and terminations. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value and weighted average assumptions are as follows:

	Three Months Ended
	March 31,
	2007	2006

Fair value per share	$4.91	$3.22
Dividend yield	5.7%	6.3%
Expected volatility	18.2%	16.8%
Expected life (in years)	5.9	6.7
Risk-free interest rate	4.4%	4.4%

Following is a summary of the option activity for the three months ended March 31, 2007:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price
Outstanding, January 1, 2007	3,147,153	$31.99
Granted	3,121	48.11
Forfeited or expired	(10,912)	37.81
Exercised	(149,665)	23.77
Outstanding, March 31, 2007	2,989,697	$32.39

The total intrinsic value of options exercised during the first quarter of 2007 and 2006 was $3.6 million and $6.1 million, respectively. As of March 31, 2007 and December 31, 2006, there was approximately $4.5 million and $4.9 million, respectively, of total unrecognized compensation cost related to unvested share options, which is expected to be amortized over a weighted average of 2.75 years and three years, respectively.

The following table summarizes information about share options outstanding and exercisable at March 31, 2007:

	Outstanding				Exercisable
		Weighted					Weighted
		Average	Weighted	Aggregate		Weighted	Average	Aggregate
		Remaining	Average	Intrinsic		Average	Remaining	Intrinsic
Range of		Contractual	Exercise	Value		Exercise	Contractual	Value
Exercise Prices	Number	Life	Price	(000’s)	Number	Price	Life	(000’s)

$17.89 - $26.83	1,160,944	4.70 years	$21.87		751,744	$21.35	4.52 years

$26.84 - $40.26	1,291,136	7.74 years	$35.58		572,101	$34.28	7.36 years

$40.27 - $49.62	537,617	9.67 years	$47.47

Total	2,989,697	6.91 years	$32.39	$45,354	1,323,845	$26.94	5.75 years	$27,298

A summary of the status of unvested restricted shares for the three months ended March 31, 2007 is as follows:

	Unvested	Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2007	172,255	$40.80
Granted	812	49.86
Vested	(320)	50.22
Forfeited	(1,170)	47.50
Outstanding, March 31, 2007	171,577	$40.78

As of March 31, 2007 and December 31, 2006, there was approximately $5.7 million and $6.1 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 3.42 years and 3.66 years, respectively.

Note 15. Employee Benefit Plans

We sponsor a noncontributory qualified retirement plan and a separate and independent nonqualified supplemental retirement plan for our officers. The components of net periodic benefit costs for both plans are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Service cost	$878	$772
Interest cost	563	565
Expected return on plan assets	(319)	(346)
Prior service cost	(25)	(32)
Recognized loss	55	102

Total	$1,152	$1,061

During the three months ended March 31, 2007 and 2006, we contributed $2.0 million and $1.5 million, respectively, to the qualified retirement plan and $.9 million and $1.5 million, respectively, to the supplemental retirement plan. We currently do not expect to make any additional contributions to either plan in 2007.

We have a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the Internal Revenue Service. We match employee contributions at the rate of $.50 per $1.00 for the first 6% of the employee's salary. The employees vest in the employer contributions ratably over a six-year period. Compensation expense related to the plan was $.2 million for both the three months ended March 31, 2007 and 2006.

We have an Employee Share Purchase Plan under which .6 million of our common shares have been authorized. These shares, as well as common shares purchased by us on the open market, are made available for sale to employees at a discount of 15%. Purchases are limited to 10% of an employee’s regular salary. Shares purchased by the employee under the plan are restricted from being sold for two years from the date of purchase or until termination of employment. A total of 7,177 and 5,825 common shares of beneficial interest were purchased for the employees at an average per share price of $40.43 and $34.15 during the quarter ended March 31, 2007 and 2006, respectively.

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

Note 16. Segment Information

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

Information concerning our reportable segments is as follows (in thousands):

	Shopping
	Center	Industrial	Other	Total

Three Months Ended March 31, 2007
Revenues	$132,177	$12,848	$1,573	$146,598
Net operating income	96,504	9,008	759	106,271
Equity in earnings of joint ventures, net	2,937	350	60	3,347
Investment in real estate joint ventures	225,818	25,082	4,513	255,413
Total assets	3,669,649	323,164	525,184	4,517,997

Three Months Ended March 31, 2006
Revenues	$116,817	$14,102	$374	$131,293
Net operating income	86,833	10,255	346	97,434
Equity in earnings of joint ventures, net	4,023	(4)	47	4,066
Investment in real estate joint ventures	91,917	464	2,219	94,600
Total assets	3,017,936	376,692	387,640	3,782,268

Net operating income reconciles to Income from Continuing Operations as shown on the Statements of Condensed Consolidated Income and Comprehensive Income as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Total segment net operating income	$106,271	$97,434
Depreciation and amortization	(32,820)	(30,119)
General and administrative	(6,609)	(5,355)
Interest expense	(36,473)	(34,437)
Interest and other income	1,713	1,452
Income allocated to minority interests	(1,178)	(1,657)
Equity in earnings of joint ventures, net	3,347	4,066
Gain on land and merchant development sales	666	1,676
Gain on sale of properties	2,059	51
Benefit (provision) for income taxes	9	(519)
Income from Continuing Operations	$36,985	$32,592

Note 17. Subsequent Events

Subsequent to March 31, 2007, we acquired a portfolio of 10 high quality industrial buildings located in Richmond, Virginia for a purchase price of $136 million. Eight of the buildings were acquired through an existing 20%-owned unconsolidated joint venture with Mercantile Real Estate Advisors on behalf of its institutional client the AFL-CIO Building Investment Trust. The remaining two buildings were acquired directly by us. This portfolio added 2.5 million square feet under management.

Also, we sold three shopping centers, of which two were located in Illinois and one in Texas. All of these properties were classified as property held for sale at March 31, 2007.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) changes in governmental laws and regulations, (v) the level and volatility of interest rates, (vi) the availability of suitable acquisition opportunities, (vii) changes in expected development activity, (viii) increases in operating costs, (ix) tax matters, including failure to qualify as a real estate investment trust, could have adverse consequences and (x) investments through joint ventures and partnerships involve risks not present in investments in which we are the sole investor. Accordingly, there is no assurance that our expectations will be realized.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations. Our results of operations and financial condition, as reflected in the accompanying financial statements and related footnotes, are subject to management's evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors which could affect the ongoing viability of our tenants.

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

We operate a portfolio of rental properties which includes neighborhood and community shopping centers and industrial properties. We have a diversified tenant base with our largest tenant comprising only 3% of total rental revenues during 2007.

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

At March 31, 2007, we owned or operated under long-term leases, either directly or through our interest in joint ventures or partnerships, a total of 373 developed income-producing properties and 32 properties under various stages of construction and development. The total number of centers includes 336 neighborhood and community shopping centers located in 22 states spanning the country from coast to coast. We also owned 67 industrial projects located in California, Florida, Georgia, Tennessee and Texas and two office buildings located in Arizona and Texas.

We also owned interests in 15 parcels of unimproved land held for future development that totaled approximately 5.7 million square feet.

We had approximately 7,400 leases with 5,500 different tenants at March 31, 2007.

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

In assessing the performance of our properties, management carefully tracks the occupancy of the portfolio. Occupancy for the total portfolio was 94.4% at March 31, 2007 compared to 94.4% at March 31, 2006. Same store property NOI was up a strong 3.3%. As we continue the strategic shift of our portfolio to properties with barriers to entry, we are confident that we will continue to produce strong same store NOI growth going forward. Another important indicator of performance is the spread in rental rates on a same-space basis as we complete new leases and renew existing leases. We completed 304 new leases or renewals during the first quarter of 2007 totaling 2.1 million square feet, increasing rental rates an average of 9.0% on a cash basis and 11.1% on a GAAP basis.

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

During 2006 and continuing into 2007, we made excellent progress in the execution of this long-term growth strategy as described in the following sections on new development, acquisitions and joint ventures, and dispositions.

New Development
At March 31, 2007, we had 32 properties in various stages of development, up from 13 properties under development at the end of the first quarter of 2006. We have invested $271 million to-date on these projects and, at completion; we estimate our total investment to be $698 million. These properties are slated to open over the next four years with a projected return on investment of approximately 9% when completed.

In addition to these projects, we have significantly increased our development pipeline with 17 development sites under contract, which will represent a projected investment of approximately $543 million. In addition to the 17 development sites under contract, we have another 21 development sites under preliminary pursuit.

Merchant development is a new program in which we develop a project with the objective of selling all or part of it, instead of retaining it in our portfolio on a long-term basis. We generated approximately $666,000 from this program in the first quarter of 2007. We expect this number to grow through out the year. We currently have 17 properties identified as merchant development properties. We have invested $140 million to date in this program and expect to invest a total of approximately $415 million.

Acquisitions and Joint Ventures
In the first quarter of 2007, we have acquired nine shopping centers and one industrial property for a purchase price of approximately $187 million. Included in that total were two properties purchased as part of a joint venture we have with AEW Capital Management. It is possible that, consistent with our strategy, some of the other acquired properties will also be contributed to future joint ventures.

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

Joint venture fee income for the first quarter of 2007 was approximately $1.1 million; triple the level from one year ago. This is a direct result of our strategy initiative to develop new joint venture relationships. We expect continued strong growth in joint venture income during the year.

Dispositions
During the first quarter of 2007 we sold one shopping center for $17 million. We expect to continue to dispose non-core properties during the year as opportunities present themselves. Dispositions are part of an on-going portfolio management process where we prune our portfolio of properties that do not meet our geographic or growth targets and provide capital to recycle into properties that have barrier-to-entry locations within high growth metropolitan markets. Over time we expect this to produce a portfolio with higher occupancy rates and much stronger internal revenue growth.

Summary of Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

Revenue Recognition
Rental revenue is generally recognized on a straight-line basis over the life of the lease, which begins the date the leasehold improvements are substantially complete, if owned by us, or the date the tenant takes control of the space, if the leasehold improvements are owned by the tenant. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recognized. Revenue based on a percentage of tenants' sales is recognized only after the tenant exceeds their sales breakpoint.

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

Our properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. In such an event, a comparison is made of either the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis or the estimated net sales price to the carrying amount of such property. Such carrying amount is adjusted, if necessary, to the estimated fair value less cost to sell to reflect an impairment in the value of the asset.

Some of our properties are held in single purpose entities. A single purpose entity is a legal entity typically established at the request of a lender solely for the purpose of owning a property or group of properties subject to a mortgage. There may be restrictions limiting the entity’s ability to engage in an activity other than owning or operating the property, assume or guarantee the debt of any other entity, or dissolve itself or declare bankruptcy before the debt has been repaid. Most of our single purpose entities are 100% owned by us and are consolidated in our financial statements.

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

Sales of Real Estate
Sales of real estate include the sale of shopping center pads, property adjacent to shopping centers, shopping center properties, merchant development properties, investments in real estate ventures and partial sales to joint ventures in which we participate.

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

Results of Operations
Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006

Revenues
Total revenues were $146.6 million in the first quarter ended 2007 versus $131.3 million in the first quarter ended 2006, an increase of $15.3 million or 11.7%. This increase resulted primarily from an increase in rental revenues of $15.4 million.

Property acquisitions and new development activity contributed $13.1 million of the rental income increase. The remaining increase of $4.9 million resulted from 304 renewals and new leases, comprising 2.1 million square feet at an average rental rate increase of 9%. Offsetting these rental income increases was a decrease of $2.6 million, which resulted from the sale of an 80% interest in five industrial centers in the third quarter of 2006.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	March 31,
	2007	2006

Shopping Centers	95.4%	94.9%
Industrial	90.8%	92.9%
Total	94.4%	94.4%

Expenses
Total expenses for the first quarter of 2007 were $79.8 million versus $69.3 million in 2006, an increase of $10.5 million or 15.2%.

The increases in 2007 for depreciation and amortization expense ($2.7 million), operating expenses ($5.3 million), ad valorem taxes ($1.2 million) and general and administrative expenses ($1.3 million) were primarily a result of the properties acquired and developed during the year, and increases in headcount associated with growth of the portfolio. Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues were 28% in 2007 and 26% in 2006.

Interest Expense
Interest expense totaled $36.5 million for 2007, up $2.0 million or 5.9% from 2006. The components of interest expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Gross interest expense	$44,098	$37,072
Over-market mortgage adjustment of acquired properties	(1,770)	(1,826)
Capitalized interest	(5,855)	(809)

Total	$36,473	$34,437

Gross interest expense totaled $44.1 million in the first quarter of 2007, up $7 million or 19% from 2006. The increase in gross interest expense was due to an increase in the average debt outstanding from $2.3 billion in 2006 to $2.9 billion in 2007 at a weighted average interest rate of 5.8% in 2007 and 6.1% for 2006. Capitalized interest increased $5.0 million due to an increase in new development activity.

Interest and Other Income
Interest and other income was $1.7 million in the first quarter of 2007 versus $1.5 million in the first quarter of 2006, an increase of $ .2 million or 13.3%. This increase was attributable to interest earned from a qualified escrow account for the purposes of completing like-kind exchanges, construction loans associated with our new development activities and excess proceeds from the Series F Preferred Shares Offering.

Equity in Earnings of Joint Ventures
Our equity in earnings of joint ventures was $3.3 million in the first quarter of 2007 versus $4.1 million in the first quarter of 2006, a decrease of $.8 million or 19.5%. This decrease was attributable primarily to a reduction in property sale gains of $1.9 million offset by our incremental income from our investments in newly formed joint ventures in 2006 and 2007 for the acquisition and development of retail and industrial properties.

Income from Discontinued Operations
Income from discontinued operations was $14.4 million in 2007 versus $22.0 million in 2006, a decrease of $7.6 million or 34.5%. The decrease resulted primarily from the decrease in gain on sale of one shopping center during the first quarter of 2007 as compared to the gain on sale for three retail properties during the same period of 2006. Also, the decrease in operating income from discontinued operations results primarily from the disposition of 19 retail and four industrial properties during the fiscal year of 2006.

Effects of Inflation

We have structured our leases in such a way as to remain largely unaffected should significant inflation occur. Most of the leases contain percentage rent provisions whereby we receive increased rentals based on the tenants' gross sales. Many leases provide for increasing minimum rentals during the terms of the leases through escalation provisions. In addition, many of our leases are for terms of less than 10 years, which allow us to adjust rental rates to changing market conditions when the leases expire. Most of our leases also require the tenants to pay their proportionate share of operating expenses and ad valorem taxes. As a result of these lease provisions, increases due to inflation, as well as ad valorem tax rate increases, generally do not have a significant adverse effect upon our operating results as they are absorbed by our tenants.

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

Primary sources of capital for funding our acquisitions and new development programs are our $400 million revolving credit facility, cash generated from sales of properties that no longer meet our investment criteria, cash flow generated by our operating properties and proceeds from capital issuances as needed. Amounts outstanding under the revolving credit agreement are retired as needed with proceeds from the issuance of long-term unsecured debt, common and preferred equity, cash generated from dispositions of properties, and cash flow generated by our operating properties. As of March 31, 2007, there were no borrowings outstanding under our $400 million revolving credit facility, and $18.4 million was outstanding under our $20 million credit facility, which we use for cash management purposes.

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

Investing Activities:

Acquisitions
Retail Properties.
A portfolio of six retail properties was purchased in January and March 2007, including five properties in Tucson, Arizona and one in Scottsdale, Arizona. The centers are leased to a diverse mix of strong national retailers including Wal-Mart, Safeway, Walgreens, Kohl’s, Home Depot, PetSmart and Circuit City. This acquisition added 780,000 square feet to our portfolio and represented a total investment of $165 million, including $22 million that is contingent upon the subsequent development of space by the property seller. This contingency agreement expires in the first quarter of 2009.

Cherokee Plaza, acquired in January 2007, is a 99,000 square foot grocery-anchored neighborhood center located in the prestigious Buckhead area in Atlanta, Georgia. The 100% occupied property is anchored by a 57,000 square foot Kroger.

Sunrise West Shopping Center, acquired in January 2007, is a 76,000 square foot grocery-anchored neighborhood center located in Sunrise (Miami), Florida. This 98% occupied property is anchored by a 44,000 square foot Publix. Cole Park Plaza, acquired in February 2007, is an 82,000 square foot retail development located in Chapel Hill (Durham), North Carolina next to our existing Chatham Crossing shopping center. Both of these properties were acquired through an existing unconsolidated joint venture with AEW Capital Management.

Subsequent to March 31, 2007, we acquired a portfolio of 10 high quality industrial buildings located in Richmond, Virginia for a purchase price of $136 million. Eight of the buildings were acquired through an existing 20%-owned unconsolidated joint venture with Mercantile Real Estate Advisors on behalf of its institutional client the AFL-CIO Building Investment Trust. The remaining two buildings were acquired directly by us. This portfolio added 2.5 million square feet under management.

Industrial Properties.
Lakeland Business Park, acquired in January 2007, is a 100% leased 168,000 square foot industrial business center located in Lakeland (Tampa), Florida.

The cash requirements for these acquisitions were initially financed under our revolving credit facilities, using available cash generated from dispositions of properties or using cash flow generated by our operating properties.

Dispositions
Retail Properties.
In March 2007 we sold a 146,000 square foot shopping center located in Austin, Texas.

Industrial Properties.
There were no sales of industrial properties in the first quarter of 2007.

Subsequent to March 31, 2007, we sold three shopping centers, of which two were located in Illinois and one in Texas. All of these properties were classified as property held for sale at March 31, 2007.

New Development and Capital Expenditures
At March 31, 2007, we had 32 projects under construction or in preconstruction stages. The total square footage is approximately 8.7 million. These properties are slated to open over the next four years.

Our new development projects are financed initially under our revolving credit facilities, using available cash generated from dispositions of properties or using cash flow generated by our operating properties.

Capital expenditures for additions to the existing portfolio, acquisitions, new development and our share of investments in unconsolidated joint ventures totaled $267.3 million and $74.2 million for the first quarter of 2007 and 2006, respectively.

Financing Activities:

Debt
Total debt outstanding was unchanged at $2.9 billion at March 31, 2007 and December 31, 2006. Total debt at March 31, 2007 includes $2.8 billion of which interest rates are fixed and $115.7 million, which bears interest at variable rates, including the effect of $75 million of interest rate swaps. Additionally, debt totaling $1 billion was secured by operating properties while the remaining $1.9 billion was unsecured.

In February 2006 we amended and restated our $400 million unsecured revolving credit facility held by a syndicate of banks. This amended facility has an initial four-year term and provides a one-year extension option available at our request. Borrowing rates under this facility float at a margin over LIBOR, plus a facility fee. The borrowing margin and facility fee, which are currently 37.5 and 12.5 basis points, respectively, are priced off a grid that is tied to our senior unsecured credit rating. This facility includes a competitive bid feature where we are allowed to request bids for borrowings up to $200 million from the syndicate banks. Additionally, the facility contains an accordion feature, which allows us to increase the facility amount up to $600 million. As of April 30, 2007, there was $33 million outstanding under this facility. We also maintain a $20 million unsecured and uncommitted overnight facility that is used for cash management purposes, and as of April 30, 2007, no amounts were outstanding under this facility. The available balance under our revolving credit agreement was $356.9 million at April 30, 2007, which is reduced by amounts outstanding for letters of credit and our overnight facility. We are in full compliance with the covenants of our $400 million unsecured revolving credit facility.

In August 2006 we issued $575 million of 3.95% convertible senior unsecured notes due 2026. The net proceeds from the sale of the debentures were used for general business purposes including the repurchase of 4.3 million of our common shares of beneficial interest and to reduce amounts outstanding under our revolving credit facilities. The debentures are convertible under certain circumstances for our common shares of beneficial interest at an initial conversion rate of 20.3770 common shares per $1,000 of principal amount of debentures (an initial conversion price of $49.075). Upon the conversion of debentures, we will deliver cash for the principal return, as defined, and cash or common shares, at our option, for the excess of the conversion value, as defined, over the principal return. The debentures are redeemable for cash at our option beginning in 2011 for the principal amount plus accrued and unpaid interest. Holders of the debentures have the right to require us to repurchase their debentures for cash equal to the principal of the debentures plus accrued and unpaid interest in 2011, 2016 and 2021 and in the event of a change in control.

In December 2006 we issued $75 million of 10-year unsecured fixed rate medium term notes at 6.1% including the effect of an interest rate swap that had hedged the transaction. Proceeds from this issuance were used to repay balances under our revolving credit facilities, to cash settle a forward hedge and for general business purposes. In May 2006 we entered into a forward-starting interest rate swap with a notional amount of $74.0 million. In December 2006 we terminated this rate swap in conjunction with the issuance of the $75.0 million of medium term notes. The termination fee of $4.1 million is being amortized over the life of the medium term note.

At March 31, 2007, we had five interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $75 million that convert fixed rate interest payments at rates ranging from 4.2% to 6.8% to variable interest payments. Also, at March 31, 2007, we had two forward-starting interest rate swap contracts with an aggregate notional amount of $118.6 million. These contracts have been designated as cash flow hedges and mitigate the risk of increasing interest rates on forecasted long-term debt issuances over a maximum period of two years. We could be exposed to credit losses in the event of nonperformance by the counter-party; however, management believes the likelihood of such nonperformance is remote.

In conjunction with acquisitions completed during the first quarter of 2007, we assumed $19.1 million of non-recourse debt secured by the related properties. During the first quarter of 2006, we did not assume any non-recourse debt.

Equity
Common and preferred dividends increased to $47.5 million in 2007, compared to $44.2 million for 2006. The dividend rate for our common shares of beneficial interest increased to $.495 in the first quarter of 2007 compared to $.465 in the first quarter of 2006. Our dividend payout ratio on common equity for 2007 and 2006 approximated 65.1% and 63.4%, respectively, based on basic funds from operations for the respective periods.

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

In September 2004 the SEC declared effective two additional shelf registration statements totaling $1.55 billion, of which $1.35 billion was available as of April 30, 2007. In addition, we have $85.4 million available as of April 30, 2007 under our $1 billion shelf registration statement, which became effective in April 2003. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

Contractual Obligations

The following table summarizes our principal contractual obligations as of March 31, 2007 (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Mortgages and Notes
Payable:(1)
Unsecured Debt	$179,869	$154,680	$121,802	$138,090	$665,301	$1,207,200	$2,466,942
Secured Debt	75,154	248,004	131,254	113,479	138,685	606,951	1,313,527

Ground Lease Payments	1,398	1,782	1,737	1,691	1,626	39,459	47,693

Obligations to Acquire
Projects	49,912						49,912

Obligations to Develop
Projects	192,177	97,977	55,012	58,086	22,960		426,212

Total Contractual
Obligations	$498,510	$502,443	$309,805	$311,346	$828,572	$1,853,610	$4,304,286

_________________________
(1) Includes principal and interest with interest on variable-rate debt calculated using rates at March 31, 2007 excluding the effect of interest rate swaps.

As of March 31, 2007 and December 31, 2006, we did not have any off-balance sheet arrangements that would materially affect our liquidity or availability of, or requirement for, our capital resources. We have not guaranteed the debt of any of our joint ventures in which we own an interest.

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

Funds from operations is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Net income available to common shareholders	$46,657	$52,084
Depreciation and amortization	31,979	31,431
Depreciation and amortization of unconsolidated joint ventures	2,057	1,018
Gain on sale of properties	(14,945)	(17,142)
Gain on sale of properties of unconsolidated joint ventures		(1,557)
Funds from operations	65,748	65,834
Funds from operations attributable to operating partnership units	1,106	1,399

Funds from operations assuming conversion of OP units	$66,854	$67,233

Weighted average shares outstanding - basic	86,005	89,515
Effect of dilutive securities:
Share options and awards	1,123	850
Operating partnership units	2,681	3,151

Weighted average shares outstanding - diluted	89,809	93,516

Newly Adopted Accounting Pronouncements

In June 2006 the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination. There are also several disclosure requirements. The interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of January 1, 2007, and its adoption did not have a material effect on our financial position, results of operations or cash flows.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles. The key changes to current practice are (1) the definition of fair value, which focuses on an exit price rather than an entry price; (2) the methods used to measure fair value, such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions and credit standing and (3) the expanded disclosures about fair value measurements. This Statement does not require any new fair value measurements.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS No. 157 in the first quarter of 2008, and we are currently evaluating the impact that this Statement will have on our financial position, results of operations or cash flows.

In September 2006 the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R.” This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements (the “Recognition Provision”) were effective for us as of December 31, 2006, and as a result we recognized an additional liability of $803,000. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position (the “Measurement Provision”) is effective for fiscal years ending after December 15, 2008. We have assessed the potential impact of the Measurement Provision of SFAS No. 158 and concluded that its adoption will not have a material effect on our financial position, results of operations or cash flows.

In September 2006 the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which became effective for us as of December 31, 2006. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The adoption of SAB 108 on December 31, 2006 did not have a material effect on our financial position, results of operations or cash flows.

In February 2007 the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for fiscal years beginning after November 15, 2007. We have not decided if we will choose to measure any eligible financial assets and liabilities at fair value under the provisions of SFAS No. 159.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions. These swap agreements expose us to credit risk in the event of non-performance by the counter-parties to the swaps. We do not engage in the trading of derivative financial instruments in the normal course of business. At March 31, 2007, we had fixed-rate debt of $2.8 billion and variable-rate debt of $115.7 million, after adjusting for the net effect of $75 million notional amount of interest rate swaps. At December 31, 2006, we had fixed-rate debt of $2.8 billion and variable-rate debt of $115.4 million, after adjusting for the net effect of $75 million notional amount of interest rate swaps.

ITEM 4. Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2007. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2007.

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings

We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the amounts involved, our management and counsel believe that when such litigation is resolved, our resulting liability, if any, will not have a material adverse effect on our condensed consolidated financial statements.

ITEM 1A. Risk Factors

There were no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Shareholders

None.

ITEM 5. Other Information

Not applicable.

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

DATE: May 9, 2007

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
Restatement of the Weingarten Realty Investors Supplemental Executive Retirement Plan dated August 4, 2006 (filed as Exhibit 10.35 to WRI’s Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.36†	—
Restatement of the Weingarten Realty Investors Deferred Compensation Plan dated August 4, 2006 (filed as Exhibit 10.36 to WRI’s Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.37†	—
Restatement of the Weingarten Realty Investors Retirement Benefit Restoration Plan dated August 4, 2006 (filed as Exhibit 10.37 to WRI’s Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.38†	—
Amendment No. 1 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated December 15, 2006 (filed as Exhibit 10.38 on WRI’s Form 10-K for the year ended December 31, 2006 and incorporated by reference).

10.39†	—
Amendment No. 1 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated December 15, 2006 (filed as Exhibit 10.39 on WRI’s Form 10-K for the year ended December 31, 2006 and incorporated by reference).

10.40†	—
Amendment No. 1 to the Weingarten Realty Investors Deferred Compensation Plan dated December 15, 2006 (filed as Exhibit 10.40 on WRI’s Form 10-K for the year ended December 31, 2006 and incorporated by reference).

10.41†	—	Final 401(k)/401(m) Regulations Amendment dated December 15, 2006 (filed as Exhibit 10.41 on WRI’s Form 10-K for the year ended December 31, 2006 and incorporated by reference).
12.1*	—	Computation of Fixed Charges Ratios.
14.1	—
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