Form 10-Q
period 2007-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2007-08-09
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☒NO ☐.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐NO ☒.

As of July 31, 2007, there were 86,450,425 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Rentals	$143,281	$130,708	$286,234	$258,277
Other	3,181	1,245	5,216	3,444
Total	146,462	131,953	291,450	261,721

Expenses
Depreciation and amortization	32,541	30,039	64,807	59,618
Operating	25,301	20,723	48,723	38,930
Ad valorem taxes	16,869	15,453	33,300	30,713
General and administrative	6,504	5,648	13,113	11,003
Total	81,215	71,863	159,943	140,264

Operating Income	65,247	60,090	131,507	121,457
Interest Expense	(35,653)	(34,331)	(71,719)	(68,361)
Interest and Other Income	3,044	579	4,756	2,031
Equity in Earnings of Real Joint Ventures and Partnerships, net	4,273	4,547	7,620	8,613
Income Allocated to Minority Interests	(3,497)	(1,644)	(4,675)	(3,301)
Gain (Loss) on Sale of Properties	(65)	52	1,994	103
Gain on Land and Merchant Development Sales	3,285		3,951	1,676
Benefit (Provision) for Income Taxes	(1,012)	371	(1,003)	(148)
Income from Continuing Operations	35,622	29,664	72,431	62,070
Operating Income (Loss) from Discontinued Operations	(389)	4,496	1,301	9,612
Gain on Sale of Properties from Discontinued Operations	40,544	56,106	53,430	73,193
Income from Discontinued Operations	40,155	60,602	54,731	82,805
Net Income	75,777	90,266	127,162	144,875
Dividends on Preferred Shares	(5,775)	(2,525)	(10,503)	(5,050)
Net Income Available to Common Shareholders	$70,002	$87,741	$116,659	$139,825
Net Income Per Common Share - Basic:
Income from Continuing Operations	$0.34	$0.30	$0.71	$0.64
Income from Discontinued Operations	0.47	0.68	0.64	0.92
Net Income	$0.81	$0.98	$1.35	$1.56
Net Income Per Common Share - Diluted:
Income from Continuing Operations	$0.34	$0.30	$0.71	$0.64
Income from Discontinued Operations	0.45	0.65	0.61	0.89
Net Income	$0.79	$0.95	$1.32	$1.53

Net Income	$75,777	$90,266	$127,162	$144,875
Other Comprehensive Income:
Unrealized gain on derivatives	4,472	2,720	4,497	6,471
Amortization of loss on derivatives	220	86	439	171
Other Comprehensive Income	4,692	2,806	4,936	6,642
Comprehensive Income	$80,469	$93,072	$132,098	$151,517

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30,	December 31,
	2007	2006

ASSETS
Property	$4,625,139	$4,445,888
Accumulated Depreciation	(732,249)	(707,005)
Property Held for Sale, net	5,124
Property, net	3,898,014	3,738,883
Investment in Real Estate Joint Ventures and Partnerships	277,270	203,839
Total	4,175,284	3,942,722
Notes Receivable from Real Estate Joint Ventures and Partnerships	20,958	3,971
Unamortized Debt and Lease Cost	113,303	112,873
Accrued Rent and Accounts Receivable (net of allowance for doubtful
accounts of $7,423 in 2007 and $5,995 in 2006)	63,128	78,893
Cash and Cash Equivalents	46,301	71,003
Restricted Deposits and Mortgage Escrows	86,766	94,466
Other	118,412	71,612
Total	$4,624,152	$4,375,540

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt	$2,893,907	$2,900,952
Accounts Payable and Accrued Expenses	138,161	132,821
Other	123,183	128,306
Total	3,155,251	3,162,079
Minority Interest	96,071	87,680

Commitments and Contingencies

Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share;
shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of
beneficial interest; 100 shares issued and outstanding
in 2007 and 2006; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of
beneficial interest; 29 shares issued and outstanding in 2007
and 2006; liquidation preference $72,500	1	1
6.5% Series F cumulative redeemable preferred shares of
beneficial interest; 80 shares issued and outstanding in 2007;
liquidation preference $200,000	2
Common Shares of Beneficial Interest - par value, $.03 per share;
shares authorized: 150,000; shares issued and outstanding:
86,448 in 2007 and 85,765 in 2006	2,604	2,582
Accumulated Additional Paid-In Capital	1,347,483	1,136,481
Net Income in Excess of (Less Than) Accumulated Dividends	30,301	(786)
Accumulated Other Comprehensive Loss	(7,564)	(12,500)
Shareholders' Equity	1,372,830	1,125,781
Total	$4,624,152	$4,375,540

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash Flows from Operating Activities:
Net Income	$127,162	$144,875
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	66,476	65,535
Equity in earnings of real estate joint ventures and partnerships, net	(7,620)	(8,613)
Income allocated to minority interests	4,675	3,301
Gain on land and merchant development sales	(3,951)	(1,676)
Gain on sales of properties	(55,424)	(73,295)
Distributions of income from real estate joint ventures and partnerships	2,267	873
Changes in accrued rent and accounts receivable	12,067	10,209
Changes in other assets	(39,707)	(35,603)
Changes in accounts payable and accrued expenses	(5,233)	1,415
Other, net	(929)	889
Net cash provided by operating activities	99,783	107,910

Cash Flows from Investing Activities:
Investment in properties	(351,881)	(176,108)
Proceeds from sales and disposition of property, net	205,576	165,556
Change in restricted deposits and mortgage escrows	6,812	(1,245)
Mortgage bonds and notes receivable:
Advances	(29,286)	(14,024)
Collections	998	35,770
Real estate joint ventures and partnerships:
Investments	(40,294)	(8,099)
Distributions	3,651	10,501
Net cash (used in) provided by investing activities	(204,424)	12,351

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	19,092	71,802
Common shares of beneficial interest	2,348	715
Preferred shares of beneficial interest	193,978
Purchase of marketable securities in connection with the legal defeasance of mortgage notes payable	(21,509)
Principal payments of debt	(17,922)	(14,685)
Common and preferred dividends paid	(96,075)	(88,410)
Debt issuance cost paid	(761)
Other, net	788	485
Net cash provided by (used in) financing activities	79,939	(30,093)

Net (decrease) increase in cash and cash equivalents	(24,702)	90,168
Cash and cash equivalents at January 1	71,003	42,690
Cash and cash equivalents at June 30	$46,301	$132,858

See Notes to Condensed Consolidated Financial Statements.

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

Business
Weingarten Realty Investors is a real estate investment trust (“REIT”) organized under the Texas Real Estate Investment Trust Act.  We, and our predecessor entity, began the ownership and development of shopping centers and other commercial real estate in 1948.  Our primary business is leasing space to tenants in the shopping and industrial centers we own or lease.  We also manage centers for joint ventures in which we are partners or for other outside owners for which we charge fees.

We operate a portfolio of properties which includes neighborhood and community shopping centers and industrial properties of approximately 68 million square feet.  We have a diversified tenant base with our largest tenant comprising only 3% of total rental revenues during 2007.

We currently operate and intend to operate in the future as a REIT.

Basis of Presentation
Our condensed consolidated financial statements include the accounts of our subsidiaries and certain partially owned real estate joint ventures or partnerships which meet the guidelines for consolidation.  All significant intercompany balances and transactions have been eliminated.

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

Real Estate Joint Ventures and Partnerships
To determine the method of accounting for partially owned real estate joint ventures and partnerships, we first apply the guidelines set forth in FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.”  Based upon our analysis, we have determined that we have no variable interest entities.

Partially owned real estate joint ventures and partnerships over which we exercise financial and operating control are consolidated in our financial statements.  In determining if we exercise financial and operating control, we consider factors such as ownership interest, authority to make decisions, kick-out rights and substantive participating rights.  Partially owned real estate joint ventures and partnerships where we have the ability to exercise significant influence, but do not exercise financial and operating control, are accounted for using the equity method.

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

Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations of an acquired property are included in our results of operations from the respective dates of acquisition.  We have used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property among land, buildings on an "as if vacant" basis and other identifiable intangibles.  Other identifiable intangible assets and liabilities include the effect of out-of-market leases, the value of having leases in place (lease origination and absorption costs), out-of-market assumed mortgages and tenant relationships.

Property also includes costs incurred in the development of new operating properties and properties in our merchant development program.  These properties are carried at cost and no depreciation is recorded on these assets.  These costs include preacquisition costs directly identifiable with the specific project, development and construction costs, interest and real estate taxes.  Indirect development costs, including salaries and benefits, travel and other related costs that are directly attributable to the development of the property, are also capitalized.  The capitalization of such costs ceases at the earlier of one year from the completion of major construction or when the property, or any completed portion, becomes available for occupancy.

Property also includes costs for tenant improvements paid by us, including reimbursements to tenants for improvements that are owned by us and will remain our property after the lease expires.

Our properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable.  In such an event, a comparison is made of either the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis or the estimated net sales price to the carrying amount of such property.  Such carrying amount is adjusted, if necessary, to the estimated fair value less cost to sell to reflect an impairment in the value of the asset.  No impairment was recorded for both the quarter and the six months ending June 30, 2007 and 2006.

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

Deferred Charges
Debt and lease costs are amortized primarily on a straight-line basis, which approximates the effective interest method, over the terms of the debt and over the lives of leases, respectively.  Lease costs represent the initial direct costs incurred in origination, negotiation and processing of a lease agreement.  Such costs include outside broker commissions and other independent third party costs, as well as salaries and benefits, travel and other internal costs directly related to completing the leases.  Costs related to supervision, administration, unsuccessful origination efforts and other activities not directly related to completed lease agreements are charged to expense as incurred.

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

We recognize gains on the sale of real estate to joint ventures in which we participate to the extent we receive cash from the joint venture and if it meets the sales criteria in accordance with SFAS No. 66.

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

Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted cash that is held in a qualified escrow account for the purposes of completing like-kind exchange transactions.  At June 30, 2007 and December 31, 2006, we had $69.0 million and $79.4 million held for like-kind exchange transactions, respectively, and $17.8 million and $15.1 million held in escrow related to our mortgages, respectively.

Other Assets
Other assets in our condensed consolidated financial statements include investments held in grantor trusts, prepaid expenses, the value of above-market leases and assumed mortgages and the related accumulated amortization, deferred tax assets and other miscellaneous receivables.  Investments held in grantor trusts are adjusted to fair value at each period end with changes included in our Condensed Consolidated Statements of Income and Comprehensive Income.  Above-market leases and assumed mortgages are amortized over terms of the acquired leases and the remaining life of the mortgages, respectively.

Per Share Data
Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding.  Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Numerator:
Net income available to common shareholders – basic	$70,002	$87,741	$116,659	$139,825
Income attributable to operating partnership units	1,103	1,368	2,209	2,768

Net income available to common shareholders – diluted	$71,105	$89,109	$118,868	$142,593

Denominator:
Weighted average shares outstanding – basic	86,274	89,519	86,140	89,446
Effect of dilutive securities:
Share options and awards	1,011	854	1,063	905
Operating partnership units	2,450	3,160	2,565	3,151

Weighted average shares outstanding – diluted	89,735	93,533	89,768	93,502

Options to purchase 518,814 and 364,520 common shares for the three months ended June 30, 2007 and 2006, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price for the period.  Options to purchase 3,220 and 364,220 common shares for the six months ended June 30, 2007 and 2006, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price for the period.

As of August 6, 2007, we have purchased or committed to purchase 1.1 million common shares of beneficial interest at an average share price of $37.20 from the net proceeds of our property disposition program, as well as from general corporate funds, during 2007.  Had all of these purchases occurred on January 1, 2007, earnings per common share – basic and earnings per common share – diluted for the three months ended June 30, 2007 would have both increased by $.01, and earnings per common share – basic and earnings per common share – diluted for the six months ended June 30, 2007 would have both increased by $.02.

Income Taxes
We have elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended.  As a REIT, we generally will not be subject to corporate level federal income tax on taxable income we distribute to our shareholders.  To be taxed as a REIT, we must meet a number of requirements including defined percentage tests concerning the amount of our assets and revenues that come from, or are attributable to, real estate operations.  As long as we distribute at least 90% of the taxable income of the REIT to our shareholders as dividends, we will not be taxed on the portion of our income we distribute as dividends unless we have ineligible transactions.

The Tax Relief Extension Act of 1999 gave REITs the ability to conduct activities which a REIT was previously precluded from doing as long as such activities are performed in entities which have elected to be treated as taxable REIT subsidiaries under the IRS code.  These activities include buying or developing properties with the express purpose of selling them.  We conduct certain of these activities in taxable REIT subsidiaries that we have created.  We calculate and record income taxes in our financial statements based on the activities in those entities.  We also record deferred taxes for the temporary tax differences that have resulted from those activities as required under SFAS No. 109, “Accounting for Income Taxes.”

Cash Flow Information
All highly liquid investments with original maturities of three months or less are considered cash equivalents.  We issued common shares of beneficial interest valued at $12.6 million and $3.3 million during the first six months of June 30, 2007 and 2006, respectively, in exchange for interests in limited partnerships, which had been formed to acquire properties.  Cash payments for interest on debt, net of amounts capitalized, of $75.1 million and $71.4 million were made during the first six months of 2007 and 2006, respectively.  A cash payment of $.3 million for federal income taxes was made during the first six months of 2006, and no federal income tax payments were made during the first six months of 2007.  In association with property acquisitions and investments in unconsolidated joint ventures, items assumed were as follows (in thousands):

	Six Months Ended
	June 30,
	2007	2006

Debt	$26,419	$18,961
Obligations Under Capital Leases	12,888
Minority Interest	23,582	11,116
Net Assets and Liabilities	3,600	6,989

Net assets and liabilities were reduced by $59.8 million during the first six months of 2007 from the reorganization of three joint ventures, two of which were previously consolidated, to tenancy-in-common arrangements where we have a 50% interest.  This reduction was offset by the assumption of debt totalling $33.2 million.  We also accrued $7.9 million and $4.2 million during the first six months of 2007 and 2006, respectively, associated with the construction of property.  In conjunction with the disposition of properties completed during the first six months of 2007, we defeased two mortgage loans totaling $21.2 million and transferred marketable securities totalling $21.5 million in connection with the legal defeasance of these two loans.

Reclassifications
The reclassification of prior years’ operating results for certain properties to discontinued operations was made to conform to the current year presentation.  For additional information see Note 8, “Discontinued Operations.”

Note 2.    Newly Adopted Accounting Pronouncements

In June 2006 the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return.  A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  There are also several disclosure requirements.  We adopted FIN 48 as of January 1, 2007, and its adoption did not have a material effect on our financial statements.

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

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are required to adopt SFAS No. 157 in the first quarter of 2008, and we are currently evaluating the impact that this Statement will have on our financial statements.

In September 2006 the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R.”  This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  These changes will be reported in comprehensive income of a business entity.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements were effective for us as of December 31, 2006, and as a result we recognized an additional liability of $803,000.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position (the “Measurement Provision”) is effective for fiscal years ending after December 15, 2008.  We have assessed the potential impact of the Measurement Provision of SFAS No. 158 and concluded that its adoption will not have a material effect on our financial statements.

In September 2006 the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which became effective for us as of December 31, 2006.  SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements.  The adoption of SAB 108 on December 31, 2006 did not have a material effect on our financial statements.

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

On July 25, 2007, the FASB authorized a FASB Staff Position (the “proposed FSP”) that, if issued, would affect the accounting for our convertible and exchangeable senior debentures.  If issued in the form expected, the proposed FSP would require that the initial debt proceeds from the sale of our convertible and exchangeable senior debentures be allocated between a liability component and an equity component.  The resulting debt discount would be amortized over the period the debt is expected to be outstanding as additional interest expense.  The proposed FSP is expected to be effective for fiscal years beginning after December 15, 2007 and requires retroactive application.  We are currently evaluating the impact that this proposed FSP will have on our financial statements.

Note 3.    Derivatives and Hedging

We occasionally hedge the future cash flows of our debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions.  At June 30, 2007, we had five interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $75.0 million that convert fixed interest payments at rates ranging from 4.2% to 6.8% to variable interest payments.  We have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates.  Also, at June 30, 2007, we had two forward-starting interest rate swap contracts with an aggregate notional amount of $118.6 million which lock the swap rate at 5.2% until January 2008.  The purpose of these forward-starting swaps, which are designated as cash flow hedges, is to mitigate the risk of future fluctuations in interest rates on forecasted issuances of long-term debt.  We have determined that they are highly effective in offsetting future variable interest cash flows on anticipated long-term debt issuances.

Changes in the fair value of fair value hedges, as well as changes in the fair value of the hedged item, are recorded in earnings each reporting period.  For the quarter and six months ending June 30, 2007 and 2006, these changes in fair value offset with minimal impact to earnings.  The derivative instruments at June 30, 2007 and December 31, 2006 were reported at their fair values in Other Assets, net of accrued interest, of $4.1 million and $.1 million, respectively, and as Other Liabilities, net of accrued interest, of $3.8 million and $3.2 million, respectively.

As of June 30, 2007 and December 31, 2006, the balance in Accumulated Other Comprehensive Loss relating to derivatives was $2.7 million and $7.6 million, respectively.  Amounts amortized to interest expense were $.2 million and $.1 million during the second quarter of 2007 and 2006, respectively, and $.4 million and $.2 million during the first six months of 2007 and 2006, respectively.  Within the next 12 months, we expect to amortize to interest expense approximately $.9 million of the balance in Accumulated Other Comprehensive Loss.

The interest rate swaps increased interest expense and decreased net income by $.1 million and $.3 million for the three and six months ended June 30, 2007, respectively, and increased the average interest rate of our debt by 0.02% for both periods.  For the three and six months ended June 30, 2006, the interest rate swaps increased interest expense and decreased net income by $.1 million and $.2 million, respectively, and increased the average interest rate of our debt by 0.02% for both periods.  We could be exposed to credit losses in the event of nonperformance by the counter-party; however, management believes the likelihood of such nonperformance is remote.

Note 4.    Debt

Our debt consists of the following (in thousands):

	June 30,	December 31,
	2007	2006

Debt payable to 2030 at 4.5% to 8.8%	$2,809,989	$2,848,805
Unsecured notes payable under revolving credit agreements	37,000	18,000
Obligations under capital leases	42,613	29,725
Industrial revenue bonds payable to 2015 at 3.8% to 6.19%	4,305	4,422

Total	$2,893,907	$2,900,952

The grouping of total debt between fixed and variable-rate, as well as between secured and unsecured, is summarized below (in thousands):

	June 30,	December 31,
	2007	2006

As to interest rate (including the effects of interest rate swaps):
Fixed-rate debt	$2,759,686	$2,785,553
Variable-rate debt	134,221	115,399

Total	$2,893,907	$2,900,952

As to collateralization:
Unsecured debt	$1,928,110	$1,910,216
Secured debt	965,797	990,736

Total	$2,893,907	$2,900,952

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

At June 30, 2007 and December 31, 2006 the balance outstanding under the $400 million revolving credit facility was $37 million at a variable interest rate of 5.74% and $18 million at a variable interest rate of 5.75%, respectively.  We also have an agreement for an unsecured and uncommitted overnight facility totaling $20 million with a bank that is used for cash management purposes, of which no amounts were outstanding as of June 30, 2007 and December 31, 2006.    Letters of credit totaling $9.5 million and $10.1 million were outstanding under the $400 million revolving credit facility at June 30, 2007 and December 31, 2006, respectively.  The available balance under our revolving credit agreement was $353.5 million and $371.9 million at June 30, 2007 and December 31, 2006, respectively.  During the first six months of 2007, the maximum balance and weighted average balance outstanding under both the $400 million and the $20 million revolving credit facilities combined were $100.0 million and $15.4 million, respectively, at a weighted average interest rate of 5.7%.  During 2006 the maximum balance and weighted average balance outstanding under both the $400 million and the $20 million revolving credit facilities combined were $368.2 million and $179.1 million, respectively, at a weighted average interest rate of 5.5%.

In conjunction with acquisitions completed during the first six months of 2007, we assumed $26.4 million of nonrecourse debt secured by the related properties and a capital lease obligation totaling $12.9 million.  As of December 31, 2006, the balance of secured debt that was assumed in conjunction with 2006 acquisitions was $140.7 million.

In conjunction with the disposition of properties completed during the first six months of 2007, we incurred a net loss of $.4 million on the early extinguishment of two loans totaling $21.2 million.  These defeasance costs were recognized as Interest Expense and have been reclassified and reported as discontinued operations in the Condensed Consolidated Statements of Income and Comprehensive Income in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Scheduled principal payments on our debt (excluding $37.0 million due under our revolving credit agreements, $31.5 million of capital leases and $3.8 million fair value of interest rate swaps) are due during the following years (in thousands):

2007	$71,084
2008	252,170
2009	113,096
2010	118,754
2011	889,866
2012	307,421
2013	283,393
2014	338,356
2015	196,705
Thereafter	258,284

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

Note 6.    Common Shares

In July 2006 our board of trust managers authorized the repurchase of our common shares of beneficial interest to a total of $207 million, and we used $167.6 million of the net proceeds from the $575 million debt offering to purchase 4.3 million common shares of beneficial interest at $39.26 per share. For additional information see Note 4, “Debt.”

Note 7.    Property

Our property consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006

Land	$884,835	$847,295
Land held for development	21,440	21,405
Land under development	248,278	146,990
Buildings and improvements	3,345,273	3,339,074
Construction in-progress	125,313	91,124

Total	$4,625,139	$4,445,888

The following carrying charges were capitalized (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest	$6,636	$1,346	$12,491	$2,155
Ad valorem taxes	435	15	940	46

Total	$7,071	$1,361	$13,431	$2,201

Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations are included in our results of operations from the respective dates of acquisition.  We have used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property among land, buildings on an "as if vacant" basis and other identifiable intangibles.

During the first six months of 2007, we completed the acquisition of eight shopping centers, one office building and four industrial properties that are located in Arizona, Florida, Georgia, Oregon, Texas and Virginia.

Note 8.    Discontinued Operations

During the first six months of 2007, we sold eight shopping centers, two of which were located in Colorado, Texas and Illinois, and one each in Georgia and Louisiana.  Also, we classified a shopping center and an industrial property, totaling $5.1 million, as held for sale as of June 30, 2007.  In 2006 we sold 19 shopping centers and four industrial properties, 10 of which were located in Texas, three in Kansas, two each in Arkansas, Oklahoma and Tennessee, and one each in Arizona, Missouri, New Mexico and Colorado.  The operating results of these properties have been reclassified and reported as discontinued operations in the Condensed Consolidated Statements of Income and Comprehensive Income in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as well as any gains on the respective disposition for all periods presented.  Revenues recorded in Operating Income (Loss) from Discontinued Operations related to our dispositions totaled $1.3 million and $10.9 million for the quarter ended June 30, 2007 and 2006, respectively, and $5.6 million and $22.7 million for the six months ended June 30, 2007 and 2006, respectively.  Included in the Condensed Consolidated Balance Sheet at December 31, 2006 was $131.9 million of Property and $14.1 million of Accumulated Depreciation related to properties sold during the first six months of 2007.

During the first half of 2007, we incurred a net loss of $.4 million on the defeasance of two loans totaling $21.2 million that were required to be settled upon their disposition.  These defeasance costs were recognized as Interest Expense and have been reclassified and reported as discontinued operations.

The discontinued operations reported in 2006 had no debt that was required to be repaid upon their disposition.

We elected not to allocate other consolidated interest to discontinued operations for both reporting periods, since the interest savings to be realized from the proceeds of the sale of these operations was not material.

Note 9.    Related Parties

We have ownership interests in a number of real estate joint ventures and partnerships.  Notes receivable from these entities bear interest ranging from 5.3% to 10% at June 30, 2007 and 6.0% to 10% at December 31, 2006.  These notes are due at various dates through 2028 and are generally secured by real estate assets.  Interest income recognized on these notes was $.6 million and $.3 million for the three months ended June 30, 2007 and 2006, respectively, and $.8 million for both the six months ended June 30, 2007 and 2006.

Note 10.    Investment in Real Estate Joint Ventures and Partnerships

We own interests in real estate joint ventures or limited partnerships and have tenancy-in-common interests in which we exercise significant influence but do not have financial and operating control.  We account for these investments using the equity method, and our interests range from 20% to 75%.  Combined condensed unaudited financial information of these ventures (at 100%) is summarized as follows (in thousands):

	June 30,	December 31,
	2007	2006

Combined Balance Sheets

Property	$1,361,848	$1,123,600
Accumulated depreciation	(63,008)	(41,305)
Property, net	1,298,840	1,082,295

Other assets	116,631	118,642

Total	$1,415,471	$1,200,937

Debt	$354,988	$327,695
Amounts payable to Weingarten Realty Investors	23,365	22,657
Other liabilities	44,042	39,967
Accumulated equity	993,076	810,618

Total	$1,415,471	$1,200,937

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Combined Statements of Income

Revenues	$35,267	$13,567	$66,486	$25,515

Expenses:
Depreciation and amortization	8,533	3,172	15,536	5,971
Interest	5,396	4,127	10,486	7,459
Operating	5,173	1,737	9,788	3,293
Ad valorem taxes	4,278	1,379	8,333	2,586
General and administrative	180	138	345	259

Total	23,560	10,553	44,488	19,568

Gain on land and merchant development sales				555
Gain on sale of properties		3,442		5,992

Net Income	$11,707	$6,456	$21,998	$12,494

Our investment in real estate joint ventures and partnerships, as reported on the Condensed Consolidated Balance Sheets, differs from our proportionate share of the joint ventures' underlying net assets due to basis differentials, which arose upon the transfer of assets to the joint ventures.  This basis differential, which totaled $18.2 million and $20.1 million at June 30, 2007 and December 31, 2006, respectively, is generally amortized over the useful lives of the related assets.

Fees earned by us for the management of these joint ventures totaled $1.1 million and $.4 million for the quarters ended June 30, 2007 and 2006, respectively, and $2.1 million and $.7 million for the six months ended June 30, 2007 and 2006, respectively.

During the first six months of 2007, a 25%-owned unconsolidated joint venture acquired two shopping centers.  Cole Park Plaza is located in Chapel Hill, North Carolina, and Sunrise West is located in Sunrise, Florida.  A 50%-owned unconsolidated joint venture was formed for the purpose of developing a retail shopping center.  A 20%-owned unconsolidated joint venture acquired seven industrial properties, one each in Ashland and Chester, Virginia, two in Colonial Heights, Virginia and three in Richmond, Virginia.

In March 2007 three joint ventures, two of which were previously consolidated, were reorganized and our 50% interest in each of these properties is now held in a tenancy-in-common arrangement.

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

We have not guaranteed the debt of any of the joint ventures in which we own an interest.

Note 11.    Income Tax Considerations

We qualify as a REIT under the provisions of the Internal Revenue Code, and therefore, no tax is imposed on us for our taxable income distributed to shareholders.  In our taxable REIT subsidiaries, we recorded a federal income tax provision of $.6 million during the second quarter of 2007 and $.1 million for the first six months of 2007.  During the second quarter of 2006, we recorded a federal income tax benefit of $.4 million, and for the first six months of 2006, a federal income tax provision of $.1 million was recorded.  Our deferred tax assets at June 30, 2007 and December 31, 2006 were $.2 million and $.3 million, respectively, with the deferred tax liabilities totaling $1.6 million in both periods.

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

In May 2006 the state of Texas enacted a margin tax, replacing the taxable capital components of the current franchise tax with a new “taxable margin” component.  Most REITs are subject to the margin tax, whereas they were previously exempt from the franchise tax.  The tax became effective for us beginning in calendar year 2007.  Since the tax base on the margin tax is derived from an income-based measure for accounting purposes, we believe the margin tax is an income tax.  We also record deferred taxes for the temporary tax differences that have resulted from those activities as required under SFAS No. 109, “Accounting for Income Taxes.”

During the first six months of 2007 and 2006, we recorded a provision for the Texas margin tax of $.9 million and $.1 million, respectively, and $.4 million and $.1 million during the quarter ended June 30, 2007 and 2006, respectively.  Both the deferred tax assets and liabilities associated with the Texas margin tax were $.1 million as of June 30, 2007 and December 31, 2006.  In addition, a current tax obligation of $.9 million has been recorded at June 30, 2007.

Note 12.    Commitments and Contingencies

We participate in six ventures, structured as DownREIT partnerships that have properties in Arkansas, California, Georgia, North Carolina, Texas and Utah.  As a general partner, we have operating and financial control over these ventures and consolidate their operations in our condensed consolidated financial statements.  These ventures allow the outside limited partners to put their interest to the partnership for our common shares of beneficial interest or an equivalent amount in cash.  We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion.  We also participate in two ventures that have properties in Florida and Texas that allow its outside partners to put an operating partnership unit to us for our common shares of beneficial interest or an equivalent amount of cash.  We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion.  During the first six months of 2007 and 2006, we issued common shares of beneficial interest valued at $12.6 million and $3.3 million, respectively, in exchange for certain of these limited partnership interests or operating partnership units.

We expect to invest approximately $212.1 million in 2007, $91.4 million in 2008, $69.0 million in 2009, $75.2 million in 2010, $32.2 million in 2011 and the remaining balance of $4.5 million in 2012 to complete construction of 37 properties under various stages of development.  We also expect to invest $223.5 million to acquire projects in 2007.

We are subject to numerous federal, state and local environmental laws, ordinances and regulations in the areas where we own or operate properties.  We are not aware of any material contamination, which may have been caused by us or any of our tenants that would have a material effect on our condensed consolidated financial statements.

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

Note 13.    Identified Intangible Assets and Liabilities

Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	June 30,	December 31,
	2007	2006

Identified Intangible Assets:
Above-Market Leases (included in Other Assets)	$16,940	$14,686
Above-Market Leases – Accumulated Amortization	(6,121)	(5,277)
Above-Market Assumed Mortgages (included in Other Assets)	1,653	1,653
Valuation of In Place Leases (included in Unamortized Debt and Lease Cost)	55,882	52,878
Valuation of In Place Leases – Accumulated Amortization	(18,752)	(16,297)

	$49,602	$47,643

Identified Intangible Liabilities (included in Other Liabilities):
Below-Market Leases	$31,281	$24,602
Below-Market Leases – Accumulated Amortization	(8,870)	(6,569)
Below-Market Assumed Mortgages	61,006	59,863
Below-Market Assumed Mortgages – Accumulated Amortization	(22,249)	(18,123)

	$61,168	$59,773

These identified intangible assets and liabilities are amortized over the terms of the acquired leases or the remaining lives of the assumed mortgages.

The net amortization of above-market and below-market leases increased Revenues-Rentals by $.6 million and $.1 million for the quarters ended June 30, 2007 and 2006, respectively, and by $1.4 million and $.3 million for the six months ended June 30, 2007 and 2006, respectively.  The estimated net amortization of these intangible assets and liabilities for each of the next five years is as follows (in thousands):

2008	$2,413
2009	2,108
2010	1,393
2011	779
2012	675

The amortization of the in place lease intangible, which is recorded in Depreciation and Amortization, was $2.0 million and $1.7 million for the quarters ended June 30, 2007 and 2006, respectively, and $4.1 million and $3.5 million for the six months ended June 30, 2007 and 2006, respectively.  The estimated amortization of this intangible asset for each of the next five years is as follows (in thousands):

2008	$6,440
2009	5,560
2010	4,607
2011	3,573
2012	2,923

The amortization of above-market and below-market assumed mortgages decreased Interest Expense $1.7 million and $1.8 million for the quarters ended June 30, 2007 and 2006, respectively, and by $3.5 million and $3.6 million for the six months ended June 30, 2007 and 2006, respectively.  The estimated amortization of these intangible assets and liabilities for each of the next five years is as follows (in thousands):

2008	$6,130
2009	4,790
2010	4,138
2011	2,841
2012	1,558

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

In 1988 we adopted a Share Option Plan that provided for the issuance of options and share awards up to a maximum of 1.6 million common shares.  This plan expired in December 1997, and no awards remain outstanding at June 30, 2007.

In 1992 we adopted the Employee Share Option Plan that grants 100 share options to every employee, excluding officers, upon completion of each five-year interval of service.  This plan expires in 2012 and provides options for a maximum of 225,000 common shares, of which .2 million is available for future grant of options or awards at June 30, 2007.  Options granted under this plan are exercisable immediately.

In 1993 we adopted the Incentive Share Option Plan that provided for the issuance of up to 3.9 million common shares, either in the form of restricted shares or share options.  This plan expired in 2002, but some awards made pursuant to it remain outstanding as of June 30, 2007.  The share options granted to non-officers vest over a three-year period beginning after the grant date, and for officers vest over a seven-year period beginning two years after the grant date.  Restricted shares under this plan have multiple vesting periods.  Prior to 2000, restricted shares generally vested over a 10 year period.  Effective in 2000, the vesting period became five years.  In addition, the vesting period for these restricted shares can be accelerated based on appreciation in the market share price.  All restricted shares related to this plan vested prior to 2005.

In 2001 we adopted the Long-term Incentive Plan for the issuance of options and share awards.  In 2006 the maximum number of common shares issuable under this plan was increased to 4.8 million common shares of beneficial interest, of which 2.6 million is available for the future grant of options or awards at June 30, 2007.  This plan expires in 2011.  The share options granted to non-officers vest over a three-year period beginning after the grant date, and share options and restricted shares for officers vest over a five-year period after the grant date.  Restricted shares granted to trust managers and options or awards granted to retirement eligible employees are expensed immediately.

The grant price for the Employee Share Option Plan is equal to the quoted fair value of our common shares on the date of grant.  The grant price of the Long-term Incentive Plan is calculated as an average of the high and low of the quoted fair value of our common shares on the date of grant.  In both plans, these options expire upon termination of employment or 10 years from the date of grant.  In the Long-term Incentive Plan, restricted shares for officers and trust managers are granted at no exercise price.  Our policy is to recognize compensation expense for equity awards ratably over the vesting period, except for retirement eligible amounts.  For the three months ended June 30, 2007 and 2006, compensation expense, net of forfeitures, associated with share options and restricted shares totaled $1.3 million and $1.0 million, of which $.3 million was capitalized in both periods.  For the six months ended June 30, 2007 and 2006, compensation expense, net of forfeitures, associated with share options and restricted shares totaled $2.6 million and $2.0 million, of which $.7 million and $.5 million was capitalized, respectively.

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

	Six Months Ended
	June 30,
	2007	2006

Fair value per share	$4.96	$3.22
Dividend yield	5.7%	6.3%
Expected volatility	18.2%	16.8%
Expected life (in years)	5.9	6.7
Risk-free interest rate	4.4%	4.4%

Following is a summary of the option activity for the six months ended June 30, 2007:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price
Outstanding, January 1, 2007	3,147,153	$31.99
Granted	4,621	48.25
Forfeited or expired	(43,925)	34.37
Exercised	(163,680)	23.85
Outstanding, June 30, 2007	2,944,169	$32.43

The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $.3 million and $.9 million, respectively.  For the six months ended June 30, 2007 and 2006, the total intrinsic value of options exercised was $3.9 million and $7.0 million, respectively.  As of June 30, 2007 and December 31, 2006, there was approximately $4.1 million and $4.9 million, respectively, of total unrecognized compensation cost related to unvested share options, which is expected to be amortized over a weighted average of 2.5 years and 3.0 years, respectively.

The following table summarizes information about share options outstanding and exercisable at June 30, 2007:

	Outstanding				Exercisable
		Weighted					Weighted
		Average	Weighted	Aggregate		Weighted	Average	Aggregate
		Remaining	Average	Intrinsic		Average	Remaining	Intrinsic
Range of		Contractual	Exercise	Value		Exercise	Contractual	Value
Exercise Prices	Number	Life	Price	(000’s)	Number	Price	Life	(000’s)

$17.89 - $26.83	1,135,928	4.45 years	$ 21.87		746,351	$ 21.31	4.25 years

$26.84 - $40.26	1,280,249	7.49 years	$ 35.59		568,458	$ 34.32	7.11 years

$40.27 - $49.62	527,992	9.42 years	$ 47.47

Total	2,944,169	6.66 years	$ 32.43	$ 25,526	1,314,809	$ 26.94	5.49 years	$ 18,618

A summary of the status of unvested restricted shares for the six months ended June 30, 2007 is as follows:

	Unvested	Weighted
	Restricted	Average Grant
	Shares	Date Fair Value
Outstanding, January 1, 2007	172,255	$40.80
Granted	10,412	48.43
Vested	(9,920)	48.37
Forfeited	(4,823)	42.23
Outstanding, June 30, 2007	167,924	$40.78

As of June 30, 2007 and December 31, 2006, there was approximately $5.3 million and $6.1 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 3.17 years and 3.66 years, respectively.

Note 15.    Employee Benefit Plans

We sponsor a noncontributory qualified retirement plan and a separate and independent nonqualified supplemental retirement plan for our officers.  The components of net periodic benefit costs for both plans are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost	$962	$772	$1,840	$1,544
Interest cost	631	565	1,194	1,130
Expected return on plan assets	(375)	(346)	(694)	(692)
Prior service cost	(29)	(32)	(54)	(64)
Recognized loss	67	102	122	204

Total	$1,256	$1,061	$2,408	$2,122

During the first six months ended June 30, 2007 and 2006, we contributed $2.0 million and $1.5 million, respectively, to the qualified retirement plan and $2.8 million and $2.0 million, respectively, to the supplemental retirement plan.  We do not expect to make any additional contributions to either plan in 2007.

We have a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the Internal Revenue Service.  We match employee contributions at the rate of $.50 per $1.00 for the first 6% of the employee's salary.  The employees vest in the employer contributions ratably over a six-year period.  Compensation expense related to the plan was $.2 million for both the three months ended June 30, 2007 and 2006 and $.4 million for both the six months ended June 30, 2007 and 2006.

We have an Employee Share Purchase Plan under which .6 million of our common shares have been authorized.  These shares, as well as common shares purchased by us on the open market, are made available for sale to employees at a discount of 15%.  Purchases are limited to 10% of an employee’s regular salary.  Shares purchased by the employee under the plan are restricted from being sold for two years from the date of purchase or until termination of employment.  During the first six months of 2007 and 2006, a total of 13,868 and 11,374 common shares of beneficial interest were purchased for the employees at an average per share price of $37.77 and $33.55, respectively.

We also have a deferred compensation plan for eligible employees allowing them to defer portions of their current cash salary or share-based compensation.  Deferred amounts are deposited in a grantor trust, which are included in Other Assets, and are reported as compensation expense in the year service is rendered.  Cash deferrals are invested based on the employee’s investment selections from a mix of assets based on a “Broad Market Diversification” model.  Deferred share-based compensation cannot be diversified, and distributions from this plan are made in the same form as the original deferral.

Note 16.    Segment Information

The operating segments presented are the segments for which separate financial information is available, and for which operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.  We evaluate the performance of the operating segments based on net operating income that is defined as total revenues less operating expenses and ad valorem taxes.  Management does not consider the effect of gains or losses from the sale of property in evaluating ongoing operating performance.

The shopping center segment is engaged in the acquisition, development and management of real estate, primarily anchored neighborhood and community shopping centers located in Arizona, Arkansas, California, Colorado, Florida, Georgia, Kansas, Kentucky, Louisiana, Maine, Missouri, Nevada, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Utah and Washington.  The customer base includes supermarkets, discount retailers, drugstores and other retailers who generally sell basic necessity-type commodities.  The industrial segment is engaged in the acquisition, development and management of bulk warehouses and office/service centers.  Its properties are located in California, Florida, Georgia, Tennessee, Texas and Virginia, and the customer base is diverse.  Included in "Other" are corporate-related items, insignificant operations and costs that are not allocated to the reportable segments.

Information concerning our reportable segments is as follows (in thousands):

	Shopping
	Center	Industrial	Other	Total

Three Months Ended June 30, 2007:
Revenues	$130,649	$13,266	$2,547	$146,462
Net Operating Income	94,308	9,072	912	104,292
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	3,785	443	45	4,273
Investment in Real Estate Joint Ventures and Partnerships	236,913	35,760	4,597	277,270
Total Assets	3,636,327	347,982	639,843	4,624,152

Three Months Ended June 30, 2006:
Revenues	$116,195	$14,245	$1,513	$131,953
Net Operating Income	84,628	9,981	1,168	95,777
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	4,409	49	89	4,547
Investment in Real Estate Joint Ventures and Partnerships	91,684	446	2,770	94,900
Total Assets	3,073,367	400,334	424,287	3,897,988

Six Months Ended June 30, 2007:
Revenues	$261,434	$25,894	$4,122	$291,450
Net Operating Income	189,821	17,935	1,671	209,427
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	6,722	793	105	7,620

Six Months Ended June 30, 2006:
Revenues	$231,714	$28,120	$1,887	$261,721
Net Operating Income	170,482	20,074	1,522	192,078
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	8,432	45	136	8,613

Net operating income reconciles to Income from Continuing Operations as shown on the Condensed Consolidated Statements of Income and Comprehensive Income as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Total Segment Net Operating Income	$104,292	$95,777	$209,427	$192,078
Depreciation and Amortization	(32,541)	(30,039)	(64,807)	(59,618)
General and Administrative	(6,504)	(5,648)	(13,113)	(11,003)
Interest Expense	(35,653)	(34,331)	(71,719)	(68,361)
Interest and Other Income	3,044	579	4,756	2,031
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	4,273	4,547	7,620	8,613
Income Allocated to Minority Interests	(3,497)	(1,644)	(4,675)	(3,301)
Gain (Loss) on Sale of Properties	(65)	52	1,994	103
Gain on Land and Merchant Development Sales	3,285		3,951	1,676
Benefit (Provision) for Income Taxes	(1,012)	371	(1,003)	(148)

Income from Continuing Operations	$35,622	$29,664	$72,431	$62,070

Note 17.    Subsequent Events

Subsequent to June 30, 2007, we acquired a portfolio of five retail power centers and one additional shopping center, adding 1.7 million square feet to our portfolio under management and representing a gross investment of $315 million.  Three of the retail power centers in Florida, Georgia and Texas were acquired through a new retail joint venture with PNC Realty Investors on behalf of its institutional client the AFL-CIO Building Investment Trust (“BIT”).  We own 20% of this joint venture with the BIT owning 80%.  The remaining two centers in Atlanta, Georgia and Chicago, Illinois were acquired by us.

Countryside Centre, a 243,000 square foot community center located in the St. Petersburg/Clearwater Area of Florida, was also acquired subsequent to June 30, 2007.

Also, we sold two properties located in Texas that were classified as property held for sale at June 30, 2007, and one shopping center in our merchant development program located in Arizona.

In July 2007 our board of trust managers authorized a common share repurchase program as part of our ongoing investment strategy.  Under the terms of the program we may purchase up to a maximum value of $300 million of our common shares of beneficial interest during the next two years.  Share repurchases may be made in the open market or in privately negotiated transactions at the discretion of management and as market conditions warrant.  We anticipate funding the repurchase of shares primarily through the proceeds received from our property disposition program, as well as from general corporate funds.

As of August 6, 2007, we have purchased or committed to purchase 1.1 million common shares of beneficial interest at an average share price of $37.20 from the net proceeds of our property disposition program, as well as from general corporate funds, during 2007.

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) changes in governmental laws and regulations, (v) the level and volatility of interest rates, (vi) the availability of suitable acquisition opportunities, (vii) changes in expected development activity, (viii) increases in operating costs, (ix) tax matters, including failure to qualify as a real estate investment trust, could have adverse consequences and (x) investments through real estate joint ventures and partnerships involve risks not present in investments in which we are the sole investor.  Accordingly, there is no assurance that our expectations will be realized.

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

Executive Overview

Weingarten Realty Investors is a real estate investment trust (“REIT”) organized under the Texas Real Estate Investment Trust Act.  We, and our predecessor entity, began the ownership and development of shopping centers and other commercial real estate in 1948.  Our primary business is leasing space to tenants in the shopping and industrial centers we own or lease.  We also manage centers for joint ventures in which we are partners or for other outside owners for which we charge fees.

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

At June 30, 2007, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 377 developed income-producing properties and 37 properties under various stages of construction and development.  The total number of centers includes 336 neighborhood and community shopping centers located in 21 states spanning the country from coast to coast.  We also owned 75 industrial projects located in California, Florida, Georgia, Tennessee, Texas and Virginia and three office buildings located in Arizona and Texas.

We also owned interests in 15 parcels of unimproved land held for future development that totaled approximately 5.8 million square feet.

We had approximately 7,600 leases with 5,600 different tenants at June 30, 2007.

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

In assessing the performance of our properties, management carefully tracks the occupancy of the portfolio.  Occupancy for the total portfolio was 95.3% at June 30, 2007 compared to 93.7% at June 30, 2006.  Same store property NOI was up a strong 3.4% for the first six months of June 30, 2007.  As we continue the strategic shift of our portfolio to properties with barriers to entry, we are confident that we will continue to produce strong same store NOI growth going forward.  Another important indicator of performance is the spread in rental rates on a same-space basis as we complete new leases and renew existing leases.  We completed 619 new leases or renewals during the first six months of 2007 totaling 3.4 million square feet, increasing rental rates an average of 10.5% on a cash basis and 13.0% on a GAAP basis.

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

During 2006 and continuing into 2007, we made excellent progress in the execution of this long-term growth strategy as described in the following sections on new development, acquisitions and joint ventures and dispositions.

New Development
At June 30, 2007, we had 37 properties in various stages of development, up from 16 properties under development at the end of the first half of 2006.  We have invested $346 million to-date on these projects and, at completion; we estimate our total investment to be $830 million.  These properties are slated to open over the next three to four years with a projected return on investment of approximately 9% when completed.

In addition to these projects, we have significantly increased our development pipeline with 17 development sites under contract, which will represent a projected investment of approximately $540 million.  In addition to the 17 development sites under contract, we have another 26 development sites under preliminary pursuit.

Merchant development is a new program in which we develop a project with the objective of selling all or part of it, instead of retaining it in our portfolio on a long-term basis.  As part of the program, land parcels and vacant structures may also be disposed.  Merchant development sales generated gains of approximately $4.0 million during the first half of 2007, and we expect this number to grow through out the year.  We currently have 20 properties identified as merchant development properties.  We have invested $183 million to date and expect to invest a total of approximately $509 million.

Acquisitions and Joint Ventures
In the first half of 2007, we have acquired ten shopping centers and 11 industrial properties for a purchase price of approximately $263 million.  Included in that total were two retail properties purchased as part of an unconsolidated joint venture we have with AEW Capital Management and seven industrial properties as part of an unconsolidated joint venture with Mercantile Real Estate Advisors on behalf of its institutional client, AFL-CIO Building Investment Trust (“BIT”).  It is possible that, consistent with our strategy, some of the other acquired properties will also be contributed to future joint ventures.

Acquisitions are critical to our growth and a key component of our strategy.  However, intense competition for good quality assets has driven asset prices up and returns down.  Partnering with institutional investors through joint ventures enables us to acquire high quality assets in our target markets while also meeting our financial return objectives.  We benefit from access to lower-cost capital, as well as leveraging our expertise to provide fee-based services such as the acquisition, leasing and management of properties, to the joint ventures.

Joint venture fee income for the first half of 2007 was approximately $3.2 million or an increase of $2.3 million over the prior year.  This is a direct result of our strategy initiative to develop new joint venture relationships.  We expect continued strong growth in joint venture income during the year.

Dispositions
During the first half of 2007 we sold eight shopping centers for $178 million.  We expect to continue to dispose non-core properties during the year as opportunities present themselves.  Dispositions are part of an ongoing portfolio management process where we prune our portfolio of properties that do not meet our geographic or growth targets and provide capital to recycle into properties that have barrier-to-entry locations within high growth metropolitan markets.  Over time we expect this to produce a portfolio with higher occupancy rates and much stronger internal revenue growth.

Summary of Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

Real Estate Joint Ventures and Partnerships
To determine the method of accounting for partially owned real estate joint ventures and partnerships, we first apply the guidelines set forth in FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities."  Based upon our analysis, we have determined that we have no variable interest entities.

Partially owned real estate joint ventures and partnerships over which we exercise financial and operating control are consolidated in our financial statements.  In determining if we exercise financial and operating control, we consider factors such as ownership interest, authority to make decisions, kick-out rights and substantive participating rights.  Partially owned real estate joint ventures and partnerships where we have the ability to exercise significant influence, but do not exercise financial and operating control, are accounted for using the equity method.

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

Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations of an acquired property are included in our results of operations from the respective dates of acquisition.  We have used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property among land, buildings on an "as if vacant" basis and other identifiable intangibles.  Other identifiable intangible assets and liabilities include the effect of out-of-market leases, the value of having leases in place (lease origination and absorption costs), out-of-market assumed mortgages and tenant relationships.

Property also includes costs incurred in the development of new operating properties and properties in our merchant development program.  These properties are carried at cost and no depreciation is recorded on these assets.  These costs include pre-acquisition costs directly identifiable with the specific project, development and construction costs, interest and real estate taxes.  Indirect development costs, including salaries and benefits, travel and other related costs that are directly attributable to the development of the property, are also capitalized.  The capitalization of such costs ceases at the earlier of one year from the completion of major construction or when the property, or any completed portion, becomes available for occupancy.

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

Deferred Charges
Debt and lease costs are amortized primarily on a straight-line basis, which approximates the effective interest method, over the terms of the debt and over the lives of leases, respectively.  Lease costs represent the initial direct costs incurred in origination, negotiation and processing of a lease agreement.  Such costs include outside broker commissions and other independent third party costs, as well as salaries and benefits, travel and other internal costs directly related to completing the leases.  Costs related to supervision, administration, unsuccessful origination efforts and other activities not directly related to completed lease agreements are charged to expense as incurred.

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

We recognize gains on the sale of real estate to joint ventures in which we participate to the extent we receive cash from the joint venture and if it meets the sales criteria in accordance with SFAS No. 66.

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

Income Taxes
We have elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended.  As a REIT, we generally will not be subject to corporate level federal income tax on taxable income we distribute to our shareholders.  To be taxed as a REIT, we must meet a number of requirements including defined percentage tests concerning the amount of our assets and revenues that come from, or are attributable to, real estate operations.  As long as we distribute at least 90% of the taxable income of the REIT to our shareholders as dividends, we will not be taxed on the portion of our income we distribute as dividends unless we have ineligible transactions.

The Tax Relief Extension Act of 1999 gave REITs the ability to conduct activities which a REIT was previously precluded from doing as long as such activities are performed in entities which have elected to be treated as taxable REIT subsidiaries under the IRS code.  These activities include buying or developing properties with the express purpose of selling them.  We conduct certain of these activities in taxable REIT subsidiaries that we have created.  We calculate and record income taxes in our financial statements based on the activities in those entities.  We also record deferred taxes for the temporary tax differences that have resulted from those activities as required under SFAS No. 109, “Accounting for Income Taxes.”

Results of Operations
Comparison of the Three Months Ended June 30, 2007 to the Three Months Ended June 30, 2006

Revenues
Total revenues were $146.5 million in the second quarter of 2007 versus $132.0 million in the second quarter 2006, an increase of $14.5 million or 11.0%.  This increase resulted from an increase in rental revenues of $12.6 million and other income of $1.9 million.

Property acquisitions and new development activity contributed $15.0 million of the rental income increase with $.2 million resulting from 315 renewals and new leases, comprising 1.3 million square feet at an average rental rate increase of 12.6%.  Offsetting these rental income increases was a decrease of $2.6 million, which resulted from the sale of an 80% interest in five industrial centers in the third quarter of 2006.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	June 30,
	2007	2006

Shopping Centers	95.6%	95.2%
Industrial	94.6%	89.5%
Total	95.3%	93.7%

Other income increased by $1.9 million from the second quarter of 2006.  This increase resulted primarily from the increase in joint venture fee income.

Expenses
Total expenses for the second quarter 2007 were $81.2 million versus $71.9 million in the second quarter of 2006, an increase of $9.3 million or 12.9%.

The increases in 2007 for depreciation and amortization expense ($2.5 million), operating expenses ($4.6 million), ad valorem taxes ($1.4 million) and general and administrative expenses ($.8 million) were primarily a result of the properties acquired and developed during the year and increases in headcount associated with planned growth of the portfolio.  Overall, direct operating costs and expenses (operating and ad valorem taxes) of operating our properties as a percentage of rental revenues were 29% in 2007 and 28% in 2006.

Interest Expense
Interest expense totaled $35.7 million for the second quarter 2007, up $1.3 million or 3.9% from the second quarter 2006.  The components of interest expense were as follows (in thousands):

	Three Months Ended
	June 30,
	2007	2006

Gross interest expense	$44,106	$37,550
Out-of-market mortgage adjustment of acquired mortgages	(1,817)	(1,873)
Capitalized interest	(6,636)	(1,346)

Total	$35,653	$34,331

Gross interest expense totaled $44.1 million in the second quarter of 2007, up $6.6 million or 17.5% from the second quarter 2006.  The increase in gross interest expense was due to an increase in the average debt outstanding from $2.3 billion in 2006 to $2.9 billion in 2007 at a weighted average interest rate of 5.9% for the second quarter 2007 and 6.2% for the second quarter 2006.  Capitalized interest increased $5.3 million due to an increase in new development activity.

Interest and Other Income
Interest and other income was $3.0 million in the second quarter of 2007 versus $.6 million in the second quarter of 2006, an increase of $2.4 million or 400%.  This increase was attributable to interest earned from a qualified escrow account for the purposes of completing like-kind exchanges, construction loans associated with our new development activities and assets held in a grantor trust related to our deferred compensation plan.

Income Allocated to Minority Interests
Income allocated to minority interests were $3.5 million in the second quarter of 2007 versus $1.6 million in the second quarter 2006, an increase of $1.9 million or 119%.  This increase resulted primarily from the gain on sale of two shopping centers in Colorado that were each held in a 50% consolidated joint venture.  These joint ventures are included in our condensed consolidated financial statements because we exercise financial and operating control.

Gain on Land and Merchant Development Sales
Gain on land and merchant development sales of $3.3 million for the second quarter of 2007 represents the gain on sale from two vacant industrial buildings in San Diego, California.

Benefit (Provision) for Income Taxes
The increase in the benefit (provision) for income taxes of $1.4 million from the prior year is primarily attributable to the quarterly determination of the tax liability of our taxable REIT subsidiary at the respective periods.

Income from Discontinued Operations
Income from discontinued operations was $40.2 million in the second quarter of 2007 versus $60.6 million in the second quarter of 2006, a decrease of $20.4 million or 33.7%.  This decrease was due primarily to the gain on sale of seven shopping centers in 2007 as compared to the gain on sale for six retail properties and two industrial properties during the same period of 2006.  Also, the decrease in operating income (loss) from discontinued operations results primarily from the disposition of 19 retail and four industrial properties during fiscal year 2006.

Results of Operations
Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006

Revenues
Total revenues were $291.4 million in the first six months of 2007 versus $261.7 million in the first six months of 2006, an increase of $29.7 million or 11.4%.  This increase resulted from an increase in rental revenues of $27.9 million and other income of $1.8 million.

Property acquisitions and new development activity contributed $28.6 million of the rental income increase with $4.5 million resulting from 619 renewals and new leases, comprising 3.4 million square feet at an average rental rate increase of 10.5%.  Offsetting these rental income increases was a decrease of $5.2 million, which resulted from the sale of an 80% interest in five industrial centers in the third quarter of 2006.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	June 30,
	2007	2006

Shopping Centers	95.6%	95.2%
Industrial	94.6%	89.5%
Total	95.3%	93.7%

Other income increased by $1.8 million from the first six months of 2006.  This increase resulted primarily from the increase in joint venture fee income.

Expenses
Total expenses for the first six months of 2007 were $159.9 million versus $140.3 million in the first six months of 2006, an increase of $19.6 million or 14.0%.

The increases in 2007 for depreciation and amortization expense ($5.2 million), operating expenses ($9.8 million), ad valorem taxes ($2.6 million) and general and administrative expenses ($2.1 million) were primarily a result of the properties acquired and developed during the year, an increase in insurance expenses as a result of the hurricanes experienced in 2005 and increases associated with planned growth of the portfolio.  Overall, direct operating costs and expenses (operating and ad valorem taxes) of operating our properties as a percentage of rental revenues were 29% in 2007 and 27% in 2006.

Interest Expense
Interest expense totaled $71.7 million for the first six months of 2007, up $3.4 million or 4.9% from the first six months of 2006.  The components of interest expense were as follows (in thousands):

	Six Months Ended
	June 30,
	2007	2006

Gross interest expense	$87,845	$74,263
Out-of-market mortgage adjustment of acquired mortgages	(3,635)	(3,747)
Capitalized interest	(12,491)	(2,155)

Total	$71,719	$68,361

Gross interest expense totaled $87.8 million in the first six months of 2007, up $13.6 million or 18.3% from the first six months of 2006.  The increase in gross interest expense was due to an increase in the average debt outstanding from $2.3 billion in 2006 to $2.9 billion in 2007 at a weighted average interest rate of 5.8% for the six months ended June 30, 2007 and 6.2% for the six months ended June 30, 2006.  Capitalized interest increased $10.3 million due to an increase in new development activity, and the out-of-market mortgage adjustment decreased by $.1 million.

Interest and Other Income
Interest and other income was $4.8 million in the first six months of 2007 versus $2.0 million in the first six months of 2006, an increase of $2.8 million or 140%.  This increase was attributable to interest earned from a qualified escrow account for the purposes of completing like-kind exchanges, construction loans associated with our new development activities, excess proceeds from the Series F Preferred Share offering and assets held in a grantor trust related to our deferred compensation plan.

Equity in Earnings of Real Estate Joint Ventures and Partnerships
Our equity in earnings of real estate joint ventures and partnerships was $7.6 million in the first six months of 2007 versus $8.6 million in the first six months of 2006, a decrease of $1.0 million or 11.6%.  This decrease was attributable primarily to a reduction in property sale gains of $4.5 million offset by our incremental income from our investments in newly formed joint ventures for the acquisition and development of retail and industrial properties.

Income Allocated to Minority Interests
Income allocated to minority interests were $4.7 million in the first six months of 2007 versus $3.3 million in the first six months of 2006, an increase of $1.4 million or 42.4%.  This increase resulted primarily from the gain on sale of two shopping centers in Colorado that were each held in a 50% consolidated joint venture.  These joint ventures are included in our condensed consolidated financial statements because we exercise financial and operating control.

Gain on Land and Merchant Development Sales
Gain on land and merchant development sales of $4.0 million for the first six months of 2007 resulted from the sale of two parcels of land in Texas and two vacant industrial buildings in San Diego, California.  The activity during the first half of 2006 represents the gain from the sale of an unimproved land tract in Phoenix, Arizona.

Benefit (Provision) for Income Taxes
The increase in the benefit (provision) for income taxes of $.9 million from the prior year is primarily attributable to the year-to-date determination of the tax liability attributable to the Texas margin tax, which was enacted in the second quarter of 2006.

Income from Discontinued Operations
Income from discontinued operations was $54.7 million in the first six months of 2007 versus $82.8 million in the first six months of 2006, a decrease of $28.1 million or 33.9%.  This decrease was due primarily to the gain on sale of eight shopping centers in 2007 as compared to the gain on sale for nine retail properties and two industrial properties during the same period of 2006.  Also, the decrease in operating income (loss) from discontinued operations results primarily from the disposition of 19 retail and four industrial properties during fiscal year 2006.

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

Capital Resources and Liquidity

Our primary liquidity needs are payment of our common and preferred dividends, maintaining and operating our existing properties, payment of our debt service costs and funding planned growth.  We anticipate that cash flows from operating activities will continue to provide adequate capital for all common and preferred dividend payments and debt service costs, as well as the capital necessary to maintain and operate our existing properties.

Primary sources of capital for funding our acquisitions and new development programs are our $400 million revolving credit facility, cash generated from sales of properties that no longer meet our investment criteria, cash flow generated by our operating properties and proceeds from capital issuances as needed.  Amounts outstanding under the revolving credit agreement are retired as needed with proceeds from the issuance of long-term unsecured debt, common and preferred equity, cash generated from dispositions of properties and cash flow generated by our operating properties.  As of June 30, 2007, the balance outstanding under our $400 million revolving credit facility was $37 million, and no amounts were outstanding under our $20 million credit facility, which we use for cash management purposes.

Our capital structure also includes non-recourse secured debt that we assume in conjunction with our acquisitions program.  We also have non-recourse debt secured by acquired or developed properties held in several of our joint ventures.  We hedge the future cash flows of certain debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions.  We generally have the right to sell or otherwise dispose of our assets except in certain cases where we are required to obtain a third party consent, such as assets held in entities in which we have less than 100% ownership.

Investing Activities:

Acquisitions
Retail Properties.
A portfolio of six retail properties was purchased in January and March 2007, including five properties in Tucson, Arizona and one in Scottsdale, Arizona.  The centers are leased to a diverse mix of strong national retailers including Wal-Mart, Safeway, Walgreens, Kohl’s, Home Depot, PetSmart and Circuit City.  This acquisition added 780,000 square feet to our portfolio and represented a total investment of $165 million, including $22 million that is contingent upon the subsequent development of space by the property seller.  This contingency agreement expires in 2010.

Cherokee Plaza, acquired in January 2007, is a 99,000 square foot grocery anchored neighborhood center located in the prestigious Buckhead area in Atlanta, Georgia.  The 100% occupied property is anchored by a 57,000 square foot Kroger.

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

In April and May 2007, we acquired a portfolio of 10 high quality industrial buildings located in Richmond, Virginia for a purchase price of $136 million, including $6 million that is contingent upon the lease up of vacant space by the property seller.  This contingency agreement expires in 2009.  Eight of the buildings were acquired through an existing 20%-owned unconsolidated joint venture with Mercantile Real Estate Advisors on behalf of its institutional client the BIT.  The remaining two buildings were acquired directly by us.  This portfolio added 2.5 million square feet under management.

Oak Grove Market Center, acquired in June 2007, is a 97,000 square foot grocery anchored shopping center located in Portland, Oregon.  The 100% occupied center is anchored by a 53,000 square foot Safeway.

Subsequent to June 30, 2007, we acquired a portfolio of five retail power centers and one additional shopping center, adding 1.7 million square feet to our portfolio under management and representing a gross investment of $315 million.  Three of the retail power centers in Florida, Georgia and Texas were acquired through a new retail joint venture with PNC Realty Investors on behalf of its institutional client, the BIT.  We own 20% of this joint venture with the BIT owning 80%.  The remaining two centers, one in Atlanta, Georgia and the other in Chicago, Illinois, were acquired by us.

Countryside Centre, a 243,000 square foot community center located in the St. Petersburg/Clearwater Area of Florida, was also acquired subsequent to June 30, 2007.  This center is anchored by Albertson’s, TJ Maxx, Home Goods and Shoe Carnival.

Industrial Properties.
Lakeland Business Park, acquired in January 2007, is a 100% leased 168,000 square foot industrial business center located in Lakeland (Tampa), Florida.

Town & Country Commerce Center, acquired in June 2007, is a 206,000 square foot industrial distribution center located in Houston, Texas.  The property is 100% leased to Arizona Tile and Seitel Solution Tech Center.

The cash requirements for these acquisitions were initially financed under our revolving credit facilities, using available cash generated from dispositions of properties or using cash flow generated by our operating properties.

Dispositions
Retail Properties.
During 2007 we sold eight shopping centers totaling 1.2 million square feet of building area, of which two each are located in Colorado, Illinois and Texas and one each in Louisiana and Georgia.  Sales proceeds from these dispositions totaled $178.4 million and generated gains of $53.4 million.  Two of these shopping centers were each held in a 50% consolidated joint venture.  These joint ventures are included in our condensed consolidated financial statements because we exercise financial and operating control.

Subsequent to June 30, 2007, a 50% consolidated joint venture sold an 81,000 square foot shopping center located in Rosenberg, Texas.  This shopping center was classified as held for sale at June 30, 2007.

Industrial Properties.
There were no sales of industrial properties in the first half of 2007.

Subsequent to June 30, 2007, we sold a 152,000 square foot business center located in Dallas, Texas, which was classified as held for sale at June 30, 2007.

Merchant Development Properties.
During 2007, we sold two vacant industrial buildings in San Diego, California and two parcels of land in Texas, which generated gains of $4.0 million from sale proceeds totaling $29.9 million.

Subsequent to June 30, 2007, a shopping center located in Phoenix, Arizona was sold.

New Development and Capital Expenditures
At June 30, 2007, we had 37 projects under construction or in preconstruction stages with a total square footage of approximately 10.8 million.  These properties are slated to be completed over the next three to four years.

Our new development projects are financed initially under our revolving credit facilities, using available cash generated from dispositions of properties or using cash flow generated by our operating properties.

Capital expenditures for additions to the existing portfolio, acquisitions, new development and our share of investments in unconsolidated joint ventures totaled $443.8 million and $221.9 million for the first six months of 2007 and 2006, respectively.

Financing Activities:

Debt
Total debt outstanding was unchanged at $2.9 billion at June 30, 2007 and December 31, 2006.  Total debt at June 30, 2007 included $2.8 billion of which interest rates are fixed and $134.2 million, including the effect of $75 million of interest rate swaps, that bears interest at variable rates.  Additionally, debt totaling $1 billion was secured by operating properties while the remaining $1.9 billion was unsecured.

In February 2006 we amended and restated our $400 million unsecured revolving credit facility held by a syndicate of banks.  This amended facility has an initial four year term and provides a one year extension option available at our request.  Borrowing rates under this facility float at a margin over LIBOR, plus a facility fee. The borrowing margin and facility fee, which are currently 37.5 and 12.5 basis points, respectively, are priced off a grid that is tied to our senior unsecured credit rating.  This facility includes a competitive bid feature where we are allowed to request bids for borrowings up to $200 million from the syndicate banks.  Additionally, the facility contains an accordion feature, which allows us to increase the facility amount up to $600 million.  As of July 31, 2007, there was $130.0 million outstanding under this facility. We also maintain a $20 million unsecured and uncommitted overnight facility that is used for cash management purposes, and as of July 31, 2007, no amounts were outstanding under this facility.  The available balance under our revolving credit agreement was $260.5 million at July 31, 2007, which is reduced by amounts outstanding for letters of credit and our overnight facility.  We are in full compliance with the covenants of our $400 million unsecured revolving credit facility.

In August 2006 we issued $575 million of 3.95% convertible senior unsecured notes due 2026.  The net proceeds from the sale of the debentures, after repurchasing 4.3 million of our common shares of beneficial interest, were used for general business purposes and to reduce amounts outstanding under our revolving credit facility.  The debentures are convertible under certain circumstances for our common shares of beneficial interest at an initial conversion rate of 20.3770 common shares per $1,000 of principal amount of debentures (an initial conversion price of $49.075).  Upon the conversion of debentures, we will deliver cash for the principal return, as defined, and cash or common shares, at our option, for the excess of the conversion value, as defined, over the principal return.  The debentures are redeemable for cash at our option beginning in 2011 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require us to repurchase their debentures for cash equal to the principal of the debentures plus accrued and unpaid interest in 2011, 2016 and 2021 and in the event of a change in control.

In December 2006 we issued $75 million of 10-year unsecured fixed rate medium term notes at 6.1% including the effect of an interest rate swap that had hedged the transaction.  Proceeds from this issuance were used to repay balances under our revolving credit facilities, to cash settle a forward hedge and for general business purposes.  In May 2006 we entered into a forward-starting interest rate swap with a notional amount of $74.0 million.  In December 2006 we terminated this interest rate swap in conjunction with the issuance of the $75.0 million of medium term notes.  The termination fee of $4.1 million is being amortized over the life of the medium term notes.

At June 30, 2007, we had five interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $75 million that convert fixed rate interest payments at rates ranging from 4.2% to 6.8% to variable interest payments.  Also, at June 30, 2007, we had two forward-starting interest rate swap contracts with an aggregate notional amount of $118.6 million.  These contracts have been designated as cash flow hedges and mitigate the risk of increasing interest rates on forecasted long-term debt issuances over a maximum period of two years. We could be exposed to credit losses in the event of nonperformance by the counter-party; however, management believes the likelihood of such nonperformance is remote.

In conjunction with acquisitions completed during the first six months of 2007, we assumed $26.4 million of non-recourse debt secured by the related properties and a capital lease obligation of $12.9 million.  During the first six months of 2006, we assumed $18.9 million of non-recourse debt secured by the related properties.

In conjunction with the disposition of properties completed during the first six months of 2007, we incurred a net loss of $.4 million on the early extinguishment of two loans totaling $21.2 million.

Equity
Common and preferred dividends increased to $96.1 million in the first six months of 2007, compared to $88.4 million for the first six months of 2006.  The quarterly dividend rate for our common shares of beneficial interest increased to $.495 in 2007 compared to $.465 for the same period of 2006.  Our dividend payout ratio on common equity for 2007 and 2006 approximated 64.9% and 65.3%, respectively, based on basic funds from operations for the respective periods.

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

In September 2004 the SEC declared effective two additional shelf registration statements totaling $1.55 billion, of which $1.35 billion was available as of July 31, 2007.  In addition, we have $85.4 million available as of July 31, 2007 under our $1 billion shelf registration statement, which became effective in April 2003.  We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

In July 2007 our board of trust managers authorized a common share repurchase program as part of our ongoing investment strategy.  Under the terms of the program we may purchase up to a maximum value of $300 million of our common shares of beneficial interest during the next two years.  Share repurchases may be made in the open market or in privately negotiated transactions at the discretion of management and as market conditions warrant.  We anticipate funding the repurchase of shares primarily through the proceeds received from our property disposition program, as well as from general corporate funds.

As of August 6, 2007, we have purchased or committed to purchase 1.1 million common shares of beneficial interest at an average share price of $37.20 from the net proceeds of our property disposition program, as well as from general corporate funds, during 2007.

Contractual Obligations

The following table summarizes our principal contractual obligations as of June 30, 2007 (in thousands):

	2007	2008	2009	2010	2011	Thereafter	Total
Mortgages and Notes
Payable:(1)
Unsecured Debt	$187,072	$156,400	$123,522	$139,810	$667,021	$1,246,602	$2,520,427
Secured Debt	41,786	244,538	127,787	110,008	135,213	623,123	1,282,455

Ground Lease Payments	996	2,435	2,961	2,917	2,862	116,389	128,560

Obligations to Acquire
Projects	223,516						223,516

Obligations to Develop
Projects	212,061	91,402	69,016	75,236	32,227	4,476	484,418

Total Contractual
Obligations	$665,431	$494,775	$323,286	$327,971	$837,323	$1,990,590	$4,639,376

_________________________
 (1)           Includes principal and interest with interest on variable-rate debt calculated using rates at June 30, 2007 excluding the effect of interest rate swaps.

As of June 30, 2007 and December 31, 2006, we did not have any off-balance sheet arrangements that would materially affect our liquidity or availability of, or requirement for, our capital resources.  We have not guaranteed the debt of any of our joint ventures in which we own an interest.

Funds from Operations

The National Association of Real Estate Investment Trusts defines funds from operations (“FFO”) as net income (loss) available to common shareholders computed in accordance with generally accepted accounting principles, excluding gains or losses from sales of real estate assets and extraordinary items, plus depreciation and amortization of operating properties, including our share of unconsolidated real estate joint ventures and partnerships.  We calculate FFO in a manner consistent with the NAREIT definition.

Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time.  Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that uses historical cost accounting is insufficient by itself.  There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs.

FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity.  FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

Funds from operations is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income available to common shareholders	$70,002	$87,741	$116,659	$139,825
Depreciation and amortization	31,902	31,604	63,881	63,034
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	2,536	1,106	4,593	2,124
Gain on sale of properties	(38,253)	(56,157)	(53,198)	(73,299)
Gain on sale of properties of unconsolidated real estate joint ventures and partnerships		(2,497)		(4,054)
Funds from operations	66,187	61,797	131,935	127,630
Funds from operations attributable to operating partnership units	1,103	1,368	2,209	2,768

Funds from operations assuming conversion of OP units	$67,290	$63,165	$134,144	$130,398

Weighted average shares outstanding - basic	86,274	89,519	86,140	89,446
Effect of dilutive securities:
Share options and awards	1,011	854	1,063	905
Operating partnership units	2,450	3,160	2,565	3,151

Weighted average shares outstanding - diluted	89,735	93,533	89,768	93,502

Newly Adopted Accounting Pronouncements

In June 2006 the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return.  A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  There are also several disclosure requirements.  We adopted FIN 48 as of January 1, 2007, and its adoption did not have a material effect on our financial statements.

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

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are required to adopt SFAS No. 157 in the first quarter of 2008, and we are currently evaluating the impact that this Statement will have on our financial statements.

In September 2006 the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R.”  This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  These changes will be reported in comprehensive income of a business entity.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements were effective for us as of December 31, 2006, and as a result we recognized an additional liability of $803,000.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position (the “Measurement Provision”) is effective for fiscal years ending after December 15, 2008.  We have assessed the potential impact of the Measurement Provision of SFAS No. 158 and concluded that its adoption will not have a material effect on our financial statements.

In September 2006 the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which became effective for us as of December 31, 2006.  SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements.  The adoption of SAB 108 on December 31, 2006 did not have a material effect on our financial statements.

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

On July 25, 2007, the FASB authorized a FASB Staff Position (the “proposed FSP”) that, if issued, would affect the accounting for our convertible and exchangeable senior debentures.  If issued in the form expected, the proposed FSP would require that the initial debt proceeds from the sale of our convertible and exchangeable senior debentures be allocated between a liability component and an equity component.  The resulting debt discount would be amortized over the period the debt is expected to be outstanding as additional interest expense.  The proposed FSP is expected to be effective for fiscal years beginning after December 15, 2007 and requires retroactive application.  We are currently evaluating the impact that this proposed FSP will have on our financial statements.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

We use fixed and floating-rate debt to finance our capital requirements.  These transactions expose us to market risk related to changes in interest rates.  Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions.  These swap agreements expose us to credit risk in the event of non-performance by the counter-parties to the swaps.  We do not engage in the trading of derivative financial instruments in the normal course of business.  At June 30, 2007, we had fixed-rate debt of $2.8 billion and variable-rate debt of $134.2 million, after adjusting for the net effect of $75 million notional amount of interest rate swaps.  At December 31, 2006, we had fixed-rate debt of $2.8 billion and variable-rate debt of $115.4 million, after adjusting for the net effect of $75 million notional amount of interest rate swaps.

ITEM 4.    Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2007.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2007.

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Submission of Matters to a Vote of Shareholders

Our annual meeting of shareholders was held on May 3, 2007.  At that meeting:

(1)	The shareholders elected each of the eight nominees to the Board of Trust Managers for a one-year term:

TRUST MANAGER	FOR	WITHHELD

Stanford Alexander	78,688,905	691,192
Andrew M. Alexander	78,645,406	734,691
James W. Crownover	78,867,155	512,942
Robert J. Cruikshank	78,851,029	529,068
Melvin A. Dow	76,905,133	2,474,964
Stephen A. Lasher	78,796,983	583,114
Douglas W. Schnitzer	78,823,957	556,140
Marc J. Shapiro	78,805,028	575,069

TOTAL	628,383,596	6,657,180

(2)           The shareholders ratified the appointment of Deloitte & Touche LLP as our independent accountants:

FOR	78,947,928
AGAINST	287,824
ABSTAIN	144,342

TOTAL	79,380,094

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

DATE:     August 9, 2007

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

3.7	—	Amended and Restated Bylaws of WRI (filed as Exhibit 99.2 to WRI's Registration Statement on Form 8-A dated February 23, 1998 and incorporated herein by reference).
3.8*	—	Amendment of Bylaws-Direct Registration System, Section 7.2(a) dated May 3, 2007.
4.1	—
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
Code of Ethical Conduct for Senior Financial Officers – Andrew M. Alexander (filed as Exhibit 14.1 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

14.2	—
Code of Ethical Conduct for Senior Financial Officers – Stephen C. Richter (filed as Exhibit 14.2 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

14.3	—
Code of Ethical Conduct for Senior Financial Officers – Joe D. Shafer (filed as Exhibit 14.3 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

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