Form 10-Q
period 2007-09-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2007-11-09
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

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
(713) 866-6000
(Registrant's telephone number, including area code)

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

As of October 31, 2007, there were 85,085,552 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Rentals	$152,045	$137,749	$436,353	$394,277
Other	4,565	1,294	9,766	4,719
Total	156,610	139,043	446,119	398,996

Expenses
Depreciation and amortization	33,882	30,886	98,042	89,834
Operating	28,156	23,000	76,534	61,636
Ad valorem taxes	20,163	18,857	53,195	49,319
General and administrative	6,537	5,497	19,650	16,500
Total	88,738	78,240	247,421	217,289

Operating Income	67,872	60,803	198,698	181,707
Interest Expense	(38,536)	(37,384)	(110,384)	(105,920)
Interest and Other Income	2,082	2,787	6,838	4,818
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	4,893	2,253	12,513	10,866
Income Allocated to Minority Interests	(3,003)	(1,676)	(7,678)	(4,977)
Gain on Sale of Properties	986	26,871	3,010	26,974
Gain on Land and Merchant Development Sales	4,199	4,504	8,150	6,180
Provision for Income Taxes	(930)	(1,253)	(1,933)	(1,401)
Income from Continuing Operations	37,563	56,905	109,214	118,247
Operating Income from Discontinued Operations	416	3,456	2,527	13,796
Gain on Sale of Properties from Discontinued Operations	6,284	45,388	59,684	118,581
Income from Discontinued Operations	6,700	48,844	62,211	132,377
Net Income	44,263	105,749	171,425	250,624
Dividends on Preferred Shares	(5,982)	(2,526)	(16,485)	(7,576)
Net Income Available to Common Shareholders	$38,281	$103,223	$154,940	$243,048
Net Income Per Common Share - Basic:
Income from Continuing Operations	$0.37	$0.63	$1.08	$1.25
Income from Discontinued Operations	0.08	0.56	0.72	1.50
Net Income	$0.45	$1.19	$1.80	$2.75
Net Income Per Common Share - Diluted:
Income from Continuing Operations	$0.37	$0.61	$1.07	$1.24
Income from Discontinued Operations	0.07	0.54	0.70	1.43
Net Income	$0.44	$1.15	$1.77	$2.67

Net Income	$44,263	$105,749	$171,425	$250,624
Other Comprehensive Income:
Unrealized gain (loss) on derivatives	(4,243)	(8,384)	254	(1,913)
Amortization of loss on derivatives	219	85	658	257
Other Comprehensive Income (Loss)	(4,024)	(8,299)	912	(1,656)
Comprehensive Income	$40,239	$97,450	$172,337	$248,968

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30,	December 31,
	2007	2006

ASSETS
Property	$4,852,683	$4,445,888
Accumulated Depreciation	(750,676)	(707,005)
Property Held for Sale, net	6,012
Property, net	4,108,019	3,738,883
Investment in Real Estate Joint Ventures and Partnerships	297,397	203,839
Total	4,405,416	3,942,722
Notes Receivable from Real Estate Joint Ventures and Partnerships	61,537	3,971
Unamortized Debt and Lease Cost	115,208	112,873
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $7,868 in 2007 and $5,995 in 2006)	77,811	78,893
Cash and Cash Equivalents	59,815	71,003
Restricted Deposits and Mortgage Escrows	28,991	94,466
Other	135,644	71,612
Total	$4,884,422	$4,375,540

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt	$3,055,545	$2,942,692
Accounts Payable and Accrued Expenses	139,496	132,821
Other	85,906	86,566
Total	3,280,947	3,162,079
Minority Interest	96,710	87,680

Commitments and Contingencies

Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share;
shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of
beneficial interest; 100 shares issued and outstanding
in 2007 and 2006; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of
beneficial interest; 29 shares issued and outstanding in 2007;
and 2006; liquidation preference $72,500	1	1
6.5% Series F cumulative redeemable preferred shares of
beneficial interest; 80 shares issued and outstanding in 2007;
liquidation preference $200,000	2
Variable-rate Series G cumulative redeemable preferred shares of beneficial interest, 80 shares issued and outstanding in 2007;
liquidation preference $200,000	2
Common Shares of Beneficial Interest - par value, $.03 per share;
shares authorized: 150,000; shares issued and outstanding:
85,063 in 2007 and 85,765 in 2006	2,563	2,582
Accumulated Additional Paid-In Capital	1,489,303	1,136,481
Net Income in Excess of (Less Than) Accumulated Dividends	26,479	(786)
Accumulated Other Comprehensive Loss	(11,588)	(12,500)
Shareholders' Equity	1,506,765	1,125,781
Total	$4,884,422	$4,375,540

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities:
Net Income	$171,425	$250,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,703	98,337
Equity in earnings of real estate joint ventures and partnerships, net	(12,513)	(10,866)
Income allocated to minority interests	7,678	4,977
Gain on land and merchant development sales	(8,150)	(6,180)
Gain on sales of properties	(62,694)	(145,554)
Distributions of income from unconsolidated entities	2,160	1,808
Changes in accrued rent and accounts receivable	(5,336)	(29,762)
Changes in other assets	(24,701)	(29,121)
Changes in accounts payable and accrued expenses	(22,199)	1,985
Other, net	590	1,403
Net cash provided by operating activities	146,963	137,651

Cash Flows from Investing Activities:
Investment in properties	(634,443)	(575,035)
Proceeds from sales and disposition of property, net	251,417	356,053
Change in restricted deposits and mortgage escrows	66,086	(85,984)
Mortgage bonds and notes receivable:
Advances	(118,163)	(33,135)
Collections	74,569	47,265
Real estate joint ventures and partnerships:
Investments	(72,981)	(9,165)
Distributions of capital	15,976	11,094
Net cash used in investing activities	(417,539)	(288,907)

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	150,092	700,782
Common shares of beneficial interest	2,853	2,244
Preferred shares of beneficial interest, net	387,678
Purchase of marketable securities in connection with the legal defeasance of mortgage notes payable	(21,509)
Repurchase of common shares of beneficial interest, net	(53,359)	(167,573)
Principal payments of debt	(62,384)	(96,414)
Common and preferred dividends paid	(144,160)	(130,677)
Debt issuance cost paid	(839)	(13,535)
Other, net	1,016	775
Net cash provided by financing activities	259,388	295,602

Net (decrease) increase in cash and cash equivalents	(11,188)	144,346
Cash and cash equivalents at January 1	71,003	42,690
Cash and cash equivalents at September 30	$59,815	$187,036

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

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and certain information included in our annual financial statements and notes has been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We operate a portfolio of properties which includes neighborhood and community shopping centers and industrial properties of approximately 70 million square feet.  We have a diversified tenant base with our largest tenant comprising only 3% of total rental revenues during 2007.

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

Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted cash that is held in a qualified escrow account for the purposes of completing like-kind exchange transactions.  At September 30, 2007 and December 31, 2006, we had $8.3 million and $79.4 million held for like-kind exchange transactions, respectively, and $20.7 million and $15.1 million held in escrow related to our mortgages, respectively.

Per Share Data
Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding.  Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Numerator:
Net income available to common shareholders – basic	$38,281	$103,223	$154,940	$243,048
Income attributable to operating partnership units		1,355	3,311	4,123

Net income available to common shareholders – diluted	$38,281	$104,578	$158,251	$247,171

Denominator:
Weighted average shares outstanding – basic	85,470	86,567	85,914	88,476
Effect of dilutive securities:
Share options and awards	994	905	1,193	902
Operating partnership units		3,138	2,303	3,150

Weighted average shares outstanding – diluted	86,464	90,610	89,410	92,528

Options to purchase 526,419 and 300 common shares for the three months ended September 30, 2007 and 2006, respectively, were not included in the calculation of net income per common share – diluted as the exercise prices were greater than the average market price for the period.  Options to purchase 525,119 and 1,700 common shares for the nine months ended September 30, 2007 and 2006, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price for the period.  Operating partnership units totaling 2.2 million for the three months ended September 30, 2007 were not included in the calculation of net income per common share – diluted as these units had an anti-dilutive effect for the period.

Cash Flow Information
All highly liquid investments with original maturities of three months or less are considered cash equivalents.  We issued common shares of beneficial interest valued at $12.9 million and $3.9 million during the first nine months of September 30, 2007 and 2006, respectively, in exchange for interests in limited partnerships, which had been formed to acquire properties.  Cash payments for interest on debt, net of amounts capitalized, of $138.0 million and $125.3 million were made during the first nine months of 2007 and 2006, respectively.  A cash payment of $.05 million and $.6 million for federal income taxes was made during the first nine months of 2007 and 2006, respectively.  In association with property acquisitions and investments in unconsolidated real estate joint ventures and partnerships, items assumed were as follows (in thousands):

	Nine Months Ended
	September 30,
	2007	2006

Debt	$63,957	$76,199
Obligations Under Capital Leases	12,888
Minority Interest	27,932	15,816
Net Assets and Liabilities	13,175	22,474

Net assets and liabilities were reduced by $59.8 million during the first nine months of 2007 from the reorganization of three joint ventures, two of which were previously consolidated, to tenancy-in-common arrangements where we have a 50% interest.  This reduction was offset by the assumption of debt totaling $33.2 million.  We also accrued $11.3 million and $5.5 million during the first nine months of 2007 and 2006, respectively, associated with the construction of property.  In conjunction with the disposition of properties completed during the first nine months of 2007, we defeased two mortgage loans totaling $21.2 million and transferred marketable securities totaling $21.5 million in connection with the legal defeasance of these two loans.  In conjunction with the disposition of properties and the sale of an 80% interest in five industrial properties during the first nine months of 2006, we received notes receivable totaling $2.6 million and retained a 20% unconsolidated investment of $24.8 million.

Reclassifications
The reclassification of prior years’ operating results for certain properties to discontinued operations was made to conform to the current year presentation.  We also reclassified the net balance of our below-market assumed mortgages from Other Liabilities to Debt.  For additional information see Note 8, “Discontinued Operations” and Note 13, “Identified Intangible Assets and Liabilities,” respectively.

Note 2.          Newly Adopted Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return.  A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  There are also several disclosure requirements.  We adopted FIN 48 as of January 1, 2007, and its adoption did not have a material effect on our condensed consolidated financial statements.

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

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are required to adopt SFAS No. 157 in the first quarter of 2008, and we are currently evaluating the impact that this Statement will have on our condensed consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R.”  This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  These changes will be reported in comprehensive income of a business entity.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements were effective for us as of December 31, 2006, and as a result we recognized an additional liability of $803,000.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position (the “Measurement Provision”) is effective for fiscal years ending after December 15, 2008.  We have assessed the potential impact of the Measurement Provision of SFAS No. 158 and concluded that its adoption will not have a material effect on our condensed consolidated financial statements.

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

On August 31, 2007, the FASB authorized a proposed FASB Staff Position (the “proposed FSP”) that, if issued, would affect the accounting for our convertible and exchangeable senior debentures.  If issued in the form expected, the proposed FSP would require that the initial debt proceeds from the sale of our convertible and exchangeable senior debentures be allocated between a liability component and an equity component.  The resulting debt discount would be amortized using the effective interest method over the period the debt is expected to be outstanding as additional interest expense.  The proposed FSP is expected to be effective for fiscal years beginning after December 15, 2007 and requires retroactive application.  Upon the adoption of the proposed FSP on January 1, 2008, we have estimated the unamortized debt discount (as of September 30, 2007) to be approximately $35.2 million to be included as a reduction of Debt and approximately $46.3 million as Accumulated Additional Paid-In Capital on our condensed consolidated balance sheet.  We have estimated incremental Interest Expense to be approximately $7.7 million for the first nine months of 2007 and $3.4 million for the year ended December 31, 2006.

Note 3.          Derivatives and Hedging

We occasionally hedge the future cash flows of our debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions.  At September 30, 2007, we had four interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $65.0 million that convert fixed interest payments at rates ranging from 4.2% to 6.8% to variable interest payments.  We have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates.  Also, at September 30, 2007, we had two forward-starting interest rate swap contracts with an aggregate notional amount of $118.6 million, which lock the swap rate at 5.2% until January 2008.  The purpose of these forward-starting swaps, which are designated as cash flow hedges, is to mitigate the risk of future fluctuations in interest rates on forecasted issuances of long-term debt.  We have determined that they are highly effective in offsetting future variable interest cash flows on anticipated long-term debt issuances.

In July 2007 a $10 million swap matured in conjunction with the maturity of the associated medium term note.  This contract was designated as a fair value hedge.

Changes in the fair value of fair value hedges, as well as changes in the fair value of the hedged item, are recorded in earnings each reporting period.  For the quarter and nine months ended September 30, 2007 and 2006, these changes in fair value offset with minimal impact to earnings.  The derivative instruments at September 30, 2007 and December 31, 2006 were reported at their fair values in Other Assets, net of accrued interest, of $.02 million and $.1 million, respectively, and as Other Liabilities, net of accrued interest, of $2.3 million and $3.2 million, respectively.

As of September 30, 2007 and December 31, 2006, the balance in Accumulated Other Comprehensive Loss relating to derivatives was $6.7 million and $7.6 million, respectively.  Amounts amortized to interest expense were $.2 million and $.1 million during the third quarter of 2007 and 2006, respectively, and $.6 million and $.3 million during the first nine months of 2007 and 2006, respectively.  Within the next 12 months, we expect to amortize to interest expense approximately $.9 million of the balance in Accumulated Other Comprehensive Loss.

The interest rate swaps increased interest expense and decreased net income by $.2 million and $.5 million for the three and nine months ended September 30, 2007, respectively, and increased the average interest rate of our debt by 0.02% for both periods.  For the three and nine months ended September 30, 2006, the interest rate swaps increased interest expense and decreased net income by $.2 million and $.3 million, respectively, and increased the average interest rate of our debt by 0.02% for both periods.  We could be exposed to credit losses in the event of nonperformance by the counter-party; however, management believes the likelihood of such nonperformance is remote.

Note 4.          Debt

Our debt consists of the following (in thousands):

	September 30,	December 31,
	2007	2006

Debt payable to 2030 at 4.5% to 8.8%	$2,873,685	$2,890,545
Unsecured notes payable under revolving credit agreements	135,000	18,000
Obligations under capital leases	42,613	29,725
Industrial revenue bonds payable to 2015 at 3.9% to 5.8%	4,247	4,422

Total	$3,055,545	$2,942,692

The grouping of total debt between fixed and variable-rate, as well as between secured and unsecured, is summarized below (in thousands):

	September 30,	December 31,
	2007	2006

As to interest rate (including the effects of interest rate swaps):
Fixed-rate debt	$2,838,414	$2,827,293
Variable-rate debt	217,131	115,399

Total	$3,055,545	$2,942,692

As to collateralization:
Unsecured debt	$1,992,739	$1,910,216
Secured debt	1,062,806	1,032,476

Total	$3,055,545	$2,942,692

We have a $400 million unsecured revolving credit facility held by a syndicate of banks that expires in February 2010 and provides a one-year extension option available at our request.  Borrowing rates under this facility float at a margin over LIBOR, plus a facility fee.  The borrowing margin and facility fee, which are currently 37.5 and 12.5 basis points, respectively, are priced off a grid that is tied to our senior unsecured credit ratings.  This facility retains a competitive bid feature that allows us to request bids for amounts up to $200 million from each of the syndicate banks, allowing us an opportunity to obtain pricing below what we would pay using the pricing grid.

At September 30, 2007 and December 31, 2006, the balance outstanding under the $400 million revolving credit facility was $135 million at a variable interest rate of 5.44% and $18 million at a variable interest rate of 5.75%, respectively.  We also have an agreement for an unsecured and uncommitted overnight facility totaling $30 million as of September 30, 2007 and $20 million at December 31, 2006 with a bank that we use for cash management purposes, of which no amounts were outstanding at each respective date.  Letters of credit totaling $9.2 million and $10.1 million were outstanding under the $400 million revolving credit facility at September 30, 2007 and December 31, 2006, respectively.  The available balance under our revolving credit agreement was $255.8 million and $371.9 million at September 30, 2007 and December 31, 2006, respectively.  During the first nine months of 2007, the maximum balance and weighted average balance outstanding under both facilities combined were $312.4 million and $74.9 million, respectively, at a weighted average interest rate of 6.4%.  During 2006, the maximum balance and weighted average balance outstanding under both facilities combined were $368.2 million and $179.1 million, respectively, at a weighted average interest rate of 5.5%.

In conjunction with acquisitions completed during the first nine months of 2007, we assumed $64.0 million of nonrecourse debt secured by the related properties and a capital lease obligation totaling $12.9 million.  As of December 31, 2006, the balance of secured debt that was assumed in conjunction with 2006 acquisitions was $140.7 million.

In conjunction with the disposition of properties completed during the first nine months of 2007, we incurred a net loss of $.4 million on the early extinguishment of two loans totaling $21.2 million.  These defeasance costs were recognized as Interest Expense and have been reclassified and reported as discontinued operations in the Condensed Consolidated Statements of Income and Comprehensive Income in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Scheduled principal payments on our debt (excluding $135.0 million due under our revolving credit agreements, $31.5 million of capital leases, $2.1 million fair value of interest rate swaps and $35.9 million of out-of-market mortgages) are due during the following years (in thousands):

2007	$26,853
2008	252,682
2009	113,642
2010	119,330
2011	890,475
2012	333,285
2013	283,581
2014	338,553
2015	205,531
Thereafter	291,283

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios and minimum net worth requirements and maximum total debt levels.  Management believes that we are in compliance with all restrictive covenants.

In December 2006, we issued $75 million of 10-year unsecured fixed rate medium term notes at 6.1% including the effect of an interest rate swap that had hedged the transaction.  Proceeds from this issuance were used to repay balances under our revolving credit facilities, to cash settle a forward hedge and for general business purposes.

In July 2006, we priced an offering of $575 million of 3.95% convertible senior unsecured notes due 2026, which closed on August 2, 2006.  Interest is payable semi-annually in arrears on February 1 and August 1 of each year, beginning February 1, 2007.  The net proceeds of $395.9 million from the sale of the debentures, after repurchasing 4.3 million of our common shares of beneficial interest, were used for general business purposes and to reduce amounts outstanding under our revolving credit facility.  The debentures are convertible under certain circumstances for our common shares of beneficial interest at an initial conversion rate of 20.3770 common shares per $1,000 of principal amount of debentures (an initial conversion price of $49.075).  In addition, the conversion rate may be adjusted if certain change in control transactions or other specified events occur on or prior to August 4, 2011.  Upon the conversion of debentures, we will deliver cash for the principal return, as defined, and cash or common shares, at our option, for the excess of the conversion value, as defined, over the principal return.  The debentures are redeemable for cash at our option beginning in 2011 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require us to repurchase their debentures for cash equal to the principal of the debentures plus accrued and unpaid interest in 2011, 2016 and 2021 and in the event of a change in control.

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

On September 25, 2007, we issued $200 million of depositary shares in a private placement, and the net proceeds of $193.7 million were used to repay amounts outstanding under our credit facilities.  Each depositary share represents one-hundredth of a Series G Cumulative Redeemable Preferred Share.  The depositary shares are redeemable, in whole or in part on or after September 25, 2007 at our option, at a redemption price of $25 multiplied by a graded rate per depositary share based on the date of redemption plus any accrued and unpaid dividends thereon.  The depositary shares are not convertible or exchangeable for any of our other property or securities.  The Series G Preferred Shares pay a variable-rate quarterly dividend through September 2008 and then a variable-rate monthly dividend and have a liquidation preference of $2,500 per share.  The variable-rate dividend is calculated on the period’s three-month LIBOR rate plus a percentage determined by the number of days outstanding.  Further, the rate may vary if any of our outstanding preferred shares are downgraded.  The variable-rate dividend is not to exceed 20%.

Note 6.          Common Shares

In July 2007, our board of trust managers authorized a common share repurchase program as part of our ongoing investment strategy.  Under the terms of the program, we may purchase up to a maximum value of $300 million of our common shares of beneficial interest during the next two years.  Share repurchases may be made in the open market or in privately negotiated transactions at the discretion of management and as market conditions warrant.  We anticipate funding the repurchase of shares primarily through the proceeds received from our property disposition program, as well as from general corporate funds.

As of September 30, 2007, we have repurchased 1.4 million common shares of beneficial interest at an average share price of $37.75.

In July 2006, our board of trust managers authorized the repurchase of our common shares of beneficial interest to a total of $207 million, and we used $167.6 million of the net proceeds from the $575 million debt offering to purchase 4.3 million common shares of beneficial interest at $39.26 per share. For additional information see Note 4, “Debt.”

Note 7.          Property

Our property consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006

Land	$956,388	$847,295
Land held for development	19,163	21,405
Land under development	260,992	146,990
Buildings and improvements	3,475,344	3,339,074
Construction in-progress	140,796	91,124

Total	$4,852,683	$4,445,888

The following carrying charges were capitalized (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest	$6,665	$2,119	$19,156	$4,274
Ad valorem taxes	638	465	1,578	511

Total	$7,303	$2,584	$20,734	$4,785

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

During the first nine months of 2007, we completed the acquisition of 13 shopping centers, one office building and five industrial properties that are located in Arizona, Florida, Georgia, Illinois, Oregon, Texas and Virginia.

We commenced 11 new development projects located in Arizona, Florida, Georgia, North Carolina and Texas during the first nine months of 2007.  Of these, five represent interests in consolidated joint ventures in which we have an ownership interest ranging from 50% to 55%.

Note 8.          Discontinued Operations

During the first nine months of 2007, we sold 11 shopping centers and one industrial center, six of which were located in Texas, two each in Colorado and Illinois, and one each in Georgia and Louisiana.  Also, we classified three shopping centers, totaling $6.0 million, as held for sale as of September 30, 2007.  In 2006, we sold 19 shopping centers and four industrial properties, 10 of which were located in Texas, three in Kansas, two each in Arkansas, Oklahoma and Tennessee, and one each in Arizona, Missouri, New Mexico and Colorado.  The operating results of these properties have been reclassified and reported as discontinued operations in the Condensed Consolidated Statements of Income and Comprehensive Income in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as well as any gains on the respective disposition for all periods presented.  Revenues recorded in Operating Income from Discontinued Operations related to our dispositions totaled $1.2 million and $8.1 million for the quarter ended September 30, 2007 and 2006, respectively, and $8.8 million and $32.6 million for the nine months ended September 30, 2007 and 2006, respectively.  Included in the Condensed Consolidated Balance Sheet at December 31, 2006 were $152.6 million of Property and $19.5 million of Accumulated Depreciation related to properties sold during the first nine months of 2007.

During the first nine months of 2007, we incurred a net loss of $.4 million on the defeasance of two loans totaling $21.2 million that were required to be settled upon their disposition.  These defeasance costs were recognized as Interest Expense and have been reclassified and reported as discontinued operations.

The discontinued operations reported in 2006 had no debt that was required to be repaid upon their disposition.

We elected not to allocate other consolidated interest to discontinued operations because the interest savings to be realized from the proceeds of the sale of these operations was not material.

Note 9.          Related Parties

We have ownership interests in a number of real estate joint ventures and partnerships.  Notes receivable from these entities bear interest ranging from 5.5% to 10% at September 30, 2007 and 6.0% to 10% at December 31, 2006.  These notes are due at various dates through 2028 and are generally secured by real estate assets.  Interest income recognized on these notes was $.8 million and $.2 million for the three months ended September 30, 2007 and 2006, respectively, and $1.6 million and $1.0 million for the nine months ended September 30, 2007 and 2006.

Included in Other Assets are notes receivable from individual partners of certain real estate joint ventures and partnerships that totaled $23.7 million at September 30, 2007 and $1.9 million at December 31, 2006.  These notes bear interest ranging from 5% to 7.3% at September 30, 2007 and 7.8% at December 31, 2006.

Note 10.         Investment in Real Estate Joint Ventures and Partnerships

We own interests in real estate joint ventures or limited partnerships and have tenancy-in-common interests in which we exercise significant influence, but do not have financial and operating control.  We account for these investments using the equity method, and our interests range from 10% to 75%.  Combined condensed unaudited financial information of these ventures (at 100%) is summarized as follows (in thousands):

	September 30,	December 31,
	2007	2006
Combined Condensed Balance Sheets

Property	$1,650,600	$1,123,600
Accumulated depreciation	(70,692)	(41,305)
Property, net	1,579,908	1,082,295

Other assets	198,488	118,642

Total	$1,778,396	$1,200,937

Debt	$430,513	$328,508
Amounts payable to Weingarten Realty Investors	65,119	22,657
Other liabilities	121,219	39,154
Accumulated equity	1,161,545	810,618

Total	$1,778,396	$1,200,937

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Combined Condensed Statements of Income

Revenues	$39,561	$15,721	$106,047	$41,236

Expenses:
Depreciation and amortization	9,760	3,556	25,296	9,527
Interest	7,014	4,617	17,500	12,076
Operating	5,786	1,900	15,574	5,193
Ad valorem taxes	3,955	1,840	12,288	4,426
General and administrative	276	156	621	415

Total	26,791	12,069	71,279	31,637

Gain on land and merchant development sales				555
Gain (loss) on sale of properties	(5)	1	(5)	5,993

Net Income	$12,765	$3,653	$34,763	$16,147

Our investment in real estate joint ventures and partnerships, as reported on our Condensed Consolidated Balance Sheets, differs from our proportionate share of the joint ventures' and partnerships’ underlying net assets due to basis differentials, which arose upon the transfer of assets to the joint ventures.  The basis differentials, which totaled $16.9 million and $20.1 million at September 30, 2007 and December 31, 2006, respectively, are generally amortized over the useful lives of the related assets.

Fees earned by us for the management of these joint ventures and partnerships totaled $1.4 million and $.3 million for the quarters ended September 30, 2007 and 2006, respectively, and $3.5 million and $1.0 million for the nine months ended September 30, 2007 and 2006, respectively.

During the first nine months of 2007, a 25%-owned unconsolidated joint venture acquired two shopping centers.  Cole Park Plaza is located in Chapel Hill, North Carolina, and Sunrise West is located in Sunrise, Florida.  A 50%-owned unconsolidated joint venture was formed for the purpose of developing a retail shopping center.  A 20%-owned unconsolidated joint venture acquired seven industrial properties, one each in Ashland and Chester, Virginia, two in Colonial Heights, Virginia and three in Richmond, Virginia.  We invested in a 20% owned unconsolidated joint venture, which acquired three retail power centers:  Pineapple Commons located in Stuart, Florida; Mansell Crossing located in Alpharetta, Georgia; and Preston Shepard Place located in Plano, Texas.  We acquired a 10% interest in a retail shopping center located in San Jose, California through a tenancy-in-common arrangement.

In March 2007, three joint ventures, two of which were previously consolidated, were reorganized and our 50% interest in each of these properties is now held in a tenancy-in-common arrangement.

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

During the third quarter of 2006, we formed a strategic joint venture with PNC Realty Investors (“PNC”) to acquire and operate industrial properties within target markets across the United States.  PNC served as investment advisor to the AFL-CIO Building Investment Trust (“BIT”).  The joint venture is 80% owned by BIT and 20% by us.  The partners plan to invest $500 million in total capital over the next two years including leverage targeted at approximately 50% of total capital.  As part of this transaction, we provided the initial “seeding” for the joint venture, contributing 16 buildings at five properties with a total value of $123 million and aggregating more than two million square feet.  The sale of an 80% interest in these properties resulted in a gain to us of $26.9 million, and due to our continuing involvement with these properties, the operating results have not been reclassified and reported in discontinued operations.  The properties are located in the San Diego, Memphis and Atlanta markets.

Note 11.         Income Tax Considerations

We qualify as a REIT under the provisions of the Internal Revenue Code, and therefore, no tax is imposed on us for our taxable income distributed to shareholders.  In our taxable REIT subsidiaries, we recorded a federal income tax provision of $.3 million and $1.2 million during the third quarter of 2007 and 2006, respectively, and $.5 million and $1.3 million for the first nine months of 2007 and 2006, respectively.  Our deferred tax assets at September 30, 2007 and December 31, 2006 were $1.0 million and $.3 million, respectively, with the deferred tax liabilities totaling $1.5 million and $1.6 million, respectively.  In addition, a current tax obligation of $.6 million has been recorded at September 30, 2007, which was reduced by payments made in 2006 and 2007 totaling $.7 million.

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

During the first nine months of 2007 and 2006, we recorded a provision for the Texas margin tax of $1.5 million and $.1 million, respectively, and $.6 million and $.02 million during the quarter ended September 30, 2007 and 2006, respectively.  The deferred tax assets associated with the Texas margin tax were $.1 million as of September 30, 2007 and December 31, 2006, respectively, with the deferred tax liabilities totaling $.1 million in both periods.  In addition, a current tax obligation of $1.5 million has been recorded at September 30, 2007.

Note 12.         Commitments and Contingencies

We participate in six ventures, structured as DownREIT partnerships that have properties in Arkansas, California, Georgia, North Carolina, Texas and Utah.  As a general partner, we have operating and financial control over these ventures and consolidate their operations in our condensed consolidated financial statements.  These ventures allow the outside limited partners to put their interest to the partnership for our common shares of beneficial interest or an equivalent amount in cash.  We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion.  We also participate in two ventures that have properties in Florida and Texas that allow its outside partners to put an operating partnership unit to us for our common shares of beneficial interest or an equivalent amount of cash.  We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion.  During the first nine months of 2007 and 2006, we issued common shares of beneficial interest valued at $12.9 million and $3.9 million, respectively, in exchange for certain of these limited partnership interests or operating partnership units.

We expect to invest approximately $38.6 million in 2007, $148.0 million in 2008, $133.3 million in 2009, $91.2 million in 2010, $21.4 million in 2011 and the remaining balance of $1.4 million in 2012 to complete construction of 37 properties under various stages of development.  We also expect to invest $22.7 million to acquire projects in the fourth quarter of 2007.

We are subject to numerous federal, state and local environmental laws, ordinances and regulations in the areas where we own or operate properties.  We are not aware of any material contamination, which may have been caused by us or any of our tenants that would have a material effect on our condensed consolidated financial statements.

As part of our risk management activities, we have applied and been accepted into state sponsored environmental programs which will limit our expenses if contaminants need to be remediated.  We also have an environmental insurance policy that covers us against third party liabilities and remediation costs.

While we believe that we do not have any material exposure to environmental remediation costs, we cannot give absolute assurance that changes in the law or new discoveries of contamination will not result in increased liabilities to us.

Related to our investment in a redevelopment project in Sheridan, Colorado that is held in an unconsolidated real estate joint venture, we, our joint venture partner and the joint venture have each provided a guarantee for the payment of any annual sinking fund requirement shortfalls on bonds issued in connection with the project.  The Sheridan Redevelopment Agency issued $97 million of series A bonds used for an urban renewal project.  The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on future retail sales.  The incremental taxes and PIF are to remain intact until the bond liability has been paid in full, including any amounts we may have to provide.  We have evaluated and determined that the fair value of the guarantee is nominal.

We are involved in various matters of litigation arising in the normal course of business.  While we are unable to predict with certainty the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, our resulting liability, if any, will not have a material effect on our condensed consolidated financial statements.

Note 13.         Identified Intangible Assets and Liabilities

Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	September 30,	December 31,
	2007	2006

Identified Intangible Assets:
Above-Market Leases (included in Other Assets)	$18,544	$14,686
Above-Market Leases – Accumulated Amortization	(6,749)	(5,277)
Above-Market Assumed Mortgages (included in Other Assets)	2,072	1,653
Above-Market Assumed Mortgages – Accumulated Amortization	(176)
Valuation of In Place Leases (included in Unamortized Debt and Lease Cost)	59,589	52,878
Valuation of In Place Leases – Accumulated Amortization	(20,632)	(16,297)

	$52,648	$47,643

Identified Intangible Liabilities:
Below-Market Leases (included in Other Liabilities)	$38,497	$24,602
Below-Market Leases – Accumulated Amortization	(10,425)	(6,569)
Below-Market Assumed Mortgages (included in Debt)	58,963	59,863
Below-Market Assumed Mortgages – Accumulated Amortization	(23,040)	(18,123)

	$63,995	$59,773

These identified intangible assets and liabilities are amortized over the terms of the acquired leases or the remaining lives of the assumed mortgages.

The net amortization of above-market and below-market leases increased rental revenues by $.9 million and $.5 million for the quarters ended September 30, 2007 and 2006, respectively, and by $2.3 million and $.8 million for the nine months ended September 30, 2007 and 2006, respectively.  The estimated net amortization of these intangible assets and liabilities for each of the next five years is as follows (in thousands):

2008	$3,322
2009	2,713
2010	1,899
2011	1,328
2012	1,061

The amortization of the in place lease intangible recorded in depreciation and amortization, was $2.1 million and $1.9 million for the quarters ended September 30, 2007 and 2006, respectively, and $6.2 million and $5.4 million for the nine months ended September 30, 2007 and 2006, respectively.  The estimated amortization of this intangible asset for each of the next five years is as follows (in thousands):

2008	$7,123
2009	6,191
2010	5,170
2011	3,990
2012	3,197

The amortization of above-market and below-market assumed mortgages decreased interest expense $1.6 million and $1.9 million for the quarters ended September 30, 2007 and 2006, respectively, and by $5.1 million and $5.5 million for the nine months ended September 30, 2007 and 2006, respectively.  The estimated amortization of these intangible assets and liabilities for each of the next five years is as follows (in thousands):

2008	$5,858
2009	4,518
2010	3,866
2011	2,569
2012	1,397

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

In 1988, we adopted a Share Option Plan that provided for the issuance of options and share awards up to a maximum of 1.6 million common shares.  This plan expired in December 1997, and no awards remain outstanding at September 30, 2007.

In 1992, we adopted the Employee Share Option Plan that grants 100 share options to every employee, excluding officers, upon completion of each five-year interval of service.  This plan expires in 2012 and provides options for a maximum of 225,000 common shares, of which .2 million is available for future grant of options or awards at September 30, 2007.  Options granted under this plan are exercisable immediately.

In 1993, we adopted the Incentive Share Option Plan that provided for the issuance of up to 3.9 million common shares, either in the form of restricted shares or share options.  This plan expired in 2002, but some awards made pursuant to it remain outstanding as of September 30, 2007.  The share options granted to non-officers vest over a three-year period beginning after the grant date, and for officers vest over a seven-year period beginning two years after the grant date.  Restricted shares under this plan have multiple vesting periods.  Prior to 2000, restricted shares generally vested over a 10 year period.  Effective in 2000, the vesting period became five years.  In addition, the vesting period for these restricted shares can be accelerated based on appreciation in the market share price.  All restricted shares related to this plan vested prior to 2005.

In 2001, we adopted the Long-term Incentive Plan for the issuance of options and share awards.  In 2006, the maximum number of common shares issuable under this plan was increased to 4.8 million common shares of beneficial interest, of which 2.6 million is available for the future grant of options or awards at September 30, 2007.  This plan expires in 2011.  The share options granted to non-officers vest over a three-year period beginning after the grant date, and share options and restricted shares for officers vest over a five-year period after the grant date.  Restricted shares granted to trust managers and options or awards granted to retirement eligible employees are expensed immediately.

The grant price for the Employee Share Option Plan is equal to the closing price of our common shares on the date of grant.  The grant price of the Long-term Incentive Plan is calculated as an average of the high and low of the quoted fair value of our common shares on the date of grant.  In both plans, these options expire upon termination of employment or 10 years from the date of grant.  In the Long-term Incentive Plan, restricted shares for officers and trust managers are granted at no exercise price.  Our policy is to recognize compensation expense for equity awards ratably over the vesting period, except for retirement eligible amounts.  For the three months ended September 30, 2007 and 2006, compensation expense, net of forfeitures, associated with share options and restricted shares totaled $1.3 million and $1.0 million, of which $.3 million and $.2 million was capitalized, respectively.  For the nine months ended September 30, 2007 and 2006, compensation expense, net of forfeitures, associated with share options and restricted shares totaled $3.9 million and $3.1 million, of which $1.0 million and $.8 million was capitalized, respectively.

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

	Nine Months Ended
	September 30,
	2007	2006

Fair value per share	$4.96	$3.22
Dividend yield	5.7%	6.3%
Expected volatility	18.2%	16.9%
Expected life (in years)	5.9	6.7
Risk-free interest rate	4.4%	4.4%

Following is a summary of the option activity for the nine months ended September 30, 2007:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Outstanding, January 1, 2007	3,147,153	$31.99
Granted	4,621	48.25
Forfeited or expired	(54,779)	35.99
Exercised	(183,321)	24.05
Outstanding, September 30, 2007	2,913,674	$32.44

The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $.3 million and $1.9 million, respectively.  For the nine months ended September 30, 2007 and 2006, the total intrinsic value of options exercised was $4.2 million and $8.9 million, respectively.  As of September 30, 2007 and December 31, 2006, there was approximately $3.7 million and $4.9 million, respectively, of total unrecognized compensation cost related to unvested share options, which is expected to be amortized over a weighted average of 2.3 years and 3.0 years, respectively.

The following table summarizes information about share options outstanding and exercisable at September 30, 2007:

	Outstanding				Exercisable
		Weighted					Weighted
		Average	Weighted	Aggregate		Weighted	Average	Aggregate
		Remaining	Average	Intrinsic		Average	Remaining	Intrinsic
Range of		Contractual	Exercise	Value		Exercise	Contractual	Value
Exercise Prices	Number	Life	Price	(000’s)	Number	Price	Life	(000’s)

$17.89 - $26.83	1,124,327	4.21 years	$21.89		734,750	$21.34	4.01 years

$26.84 - $40.26	1,266,527	7.24 years	$35.59		560,136	$34.32	6.86 years

$40.27 - $49.62	522,820	9.17 years	$47.47

Total	2,913,674	6.42 years	$32.44	$26,281	1,294,886	$26.95	5.24 years	$18,786

A summary of the status of unvested restricted shares for the nine months ended September 30, 2007 is as follows:

	Unvested	Weighted
	Restricted	Average Grant
	Shares	Date Fair Value

Outstanding, January 1, 2007	172,255	$40.80
Granted	10,412	48.43
Vested	(9,920)	48.37
Forfeited	(7,041)	42.38
Outstanding, September 30, 2007	165,706	$40.75

As of September 30, 2007 and December 31, 2006, there was approximately $4.8 million and $6.1 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 2.92 years and 3.66 years, respectively.

Note 15.         Employee Benefit Plans

We sponsor a noncontributory qualified retirement plan and a separate and independent nonqualified supplemental retirement plan for our officers.  The components of net periodic benefit costs for both plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost	$1,004	$772	$2,844	$2,316
Interest cost	666	565	1,860	1,695
Expected return on plan assets	(403)	(346)	(1,097)	(1,038)
Prior service cost	(32)	(32)	(86)	(96)
Recognized loss	73	102	195	306

Total	$1,308	$1,061	$3,716	$3,183

During the first nine months ended September 30, 2007 and 2006, we contributed $2.0 million and $1.5 million, respectively, to the qualified retirement plan and $2.8 million and $2.0, respectively, to the supplemental retirement plan.  We do not expect to make any additional contributions to either plan in 2007.

We have a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the Internal Revenue Service.  We match employee contributions at the rate of $.50 per $1.00 for the first 6% of the employee's salary.  The employees vest in the employer contributions ratably over a six-year period.  Compensation expense related to the plan was $.2 million for both the three months ended September 30, 2007 and 2006 and $.7 million and $.5 million for nine months ended September 30, 2007 and 2006, respectively.

We have an Employee Share Purchase Plan under which .6 million of our common shares have been authorized.  These shares, as well as common shares purchased by us on the open market, are made available for sale to employees at a discount of 15%.  Purchases are limited to 10% of an employee’s regular salary.  Shares purchased by the employee under the plan are restricted from being sold for two years from the date of purchase or until termination of employment.  During the first nine months of 2007 and 2006, a total of 20,042 and 16,769 common shares of beneficial interest were purchased for the employees at an average per share price of $37.00 and $33.83, respectively.

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

The shopping center segment is engaged in the acquisition, development and management of real estate, primarily anchored neighborhood and community shopping centers located in Arizona, Arkansas, California, Colorado, Florida, Illinois, Georgia, Kansas, Kentucky, Louisiana, Maine, Missouri, Nevada, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Utah and Washington.  The customer base includes supermarkets, discount retailers, drugstores and other retailers who generally sell basic necessity-type commodities.  The industrial segment is engaged in the acquisition, development and management of bulk warehouses and office/service centers.  Its properties are located in California, Florida, Georgia, Tennessee, Texas and Virginia, and the customer base is diverse.  Included in "Other" are corporate-related items, insignificant operations and costs that are not allocated to the reportable segments.

Information concerning our reportable segments is as follows (in thousands):

	Shopping
	Center	Industrial	Other	Total

Three Months Ended September 30, 2007:
Revenues	$139,200	$14,177	$3,233	$156,610
Net Operating Income	97,099	9,616	1,576	108,291
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	4,572	262	59	4,893

Three Months Ended September 30, 2006:
Revenues	$124,599	$14,167	$277	$139,043
Net Operating Income (Loss)	88,753	9,337	(904)	97,186
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	2,069	39	145	2,253

Nine Months Ended September 30, 2007:
Revenues	$398,694	$40,071	$7,354	$446,119
Net Operating Income	285,591	27,551	3,248	316,390
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	11,294	1,055	164	12,513

Nine Months Ended September 30, 2006:
Revenues	$355,491	$42,287	$1,218	$398,996
Net Operating Income (Loss)	258,966	29,413	(338)	288,041
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	10,502	84	280	10,866

As of September 30, 2007:
Investment in Real Estate Joint Ventures and Partnerships	$257,728	$35,374	$4,295	$297,397
Total Assets	3,829,842	354,390	700,190	4,884,422

As of December 31, 2006:
Investment in Real Estate Joint Ventures and Partnerships	$174,587	$25,156	$4,096	$203,839
Total Assets	3,517,733	324,343	533,464	4,375,540

Net operating income reconciles to Income from Continuing Operations as shown on the Condensed Consolidated Statements of Income and Comprehensive Income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Total Segment Net Operating Income	$108,291	$97,186	$316,390	$288,041
Depreciation and Amortization	(33,882)	(30,886)	(98,042)	(89,834)
General and Administrative	(6,537)	(5,497)	(19,650)	(16,500)
Interest Expense	(38,536)	(37,384)	(110,384)	(105,920)
Interest and Other Income	2,082	2,787	6,838	4,818
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	4,893	2,253	12,513	10,866
Income Allocated to Minority Interests	(3,003)	(1,676)	(7,678)	(4,977)
Gain on Land and Merchant Development Sales	4,199	4,504	8,150	6,180
Gain on Sale of Properties	986	26,871	3,010	26,974
Provision for Income Taxes	(930)	(1,253)	(1,933)	(1,401)

Income from Continuing Operations	$37,563	$56,905	$109,214	$118,247

Note 17.         Subsequent Events

Subsequent to September 30, 2007, we acquired Westlake Industrial Centre, a 154,000 square foot industrial building, and South Park Industrial Centre, a 235,000 square foot industrial center, both of which are located in Atlanta, Georgia.

In November 2007, we acquired a 10% interest in Paradise Key Shopping Center through a tenancy-in-common arrangement.  This 272,000 square foot grocery anchored shopping center is located in Destin, Florida.

Also, we sold two properties located in Louisiana and Texas that were classified as property held for sale at September 30, 2007.

During September 2007, we issued a consent solicitation which sought the consent from the holders of our outstanding senior unsecured notes (collectively the “Securities”) to modify certain financial covenants and related defined terms applicable to the Securities.  This consent solicitation expired on October 26, 2007 without modification to our financial covenants.

In November 2007, we increased our revolving credit facility from $400 million to $575 million and amended certain covenants of this facility.

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

At September 30, 2007, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 383 developed income-producing properties and 37 properties under various stages of construction and development.  The total number of centers includes 342 neighborhood and community shopping centers located in 22 states spanning the country from coast to coast.  We also owned 75 industrial projects located in California, Florida, Georgia, Tennessee, Texas and Virginia and three other operating properties located in Arizona and Texas.

We also owned interests in 15 parcels of unimproved land held for future development that totaled approximately 5.5 million square feet.

We had approximately 7,600 leases with 5,600 different tenants at September 30, 2007.

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

In assessing the performance of our properties, management carefully tracks the occupancy of the portfolio.  Occupancy for the total portfolio was 95.1% at September 30, 2007 compared to 94.0% at September 30, 2006.  Same store property NOI was up a strong 3.1% for the first nine months of September 30, 2007.  As we continue the strategic shift of our portfolio to properties with barriers to entry, we are confident that we will continue to produce strong same store NOI growth going forward.  Another important indicator of performance is the spread in rental rates on a same-space basis as we complete new leases and renew existing leases.  We completed 948 new leases or renewals during the first nine months of 2007 totaling 5.3 million square feet, increasing rental rates an average of 10.1% on a cash basis and 13.4% on a GAAP basis.

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

New Development
At September 30, 2007, we had 37 properties in various stages of development, which includes our merchant development program and is up from 21 properties under development a year ago.  We have invested $386 million to-date on these projects and, at completion we estimate our total investment to be $820 million.  These properties are slated to open over the next three to four years with a projected return on investment of approximately 9% when completed.

In addition to these projects, we have significantly increased our development pipeline with 18 development sites under contract, which will represent a projected investment of approximately $370 million.  In addition to the 18 development sites under contract, we have another 24 development sites under preliminary pursuit.

Merchant development is a new program in which we develop a project with the objective of selling all or part of it, instead of retaining it in our portfolio on a long-term basis.  Also, disposition of land parcels and vacant structures are included in this program.  We generated gains of approximately $8.2 million from this program during the first nine months of 2007.  We expect to generate these gains in the fourth quarter of 2007 and throughout future years.  We currently have 25 properties identified as merchant development properties.  We have invested $260 million to date in this program and expect to invest a total of approximately $626 million.

Acquisitions and Joint Ventures
During the first nine months of 2007, we have acquired 19 shopping centers, 12 industrial properties and one other operating property for a purchase price of approximately $504 million.  Included in that total were six retail properties and seven industrial properties purchased as part of unconsolidated joint ventures we have with AEW Capital Management, PNC Realty Investors on behalf of its institutional client, AFL-CIO Building Investment Trust (“BIT”) and a private investor.  It is possible that, consistent with our strategy, some of the other acquired properties will also be contributed to future joint ventures.

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

Joint venture fee income for the first nine months of 2007 was approximately $5.7 million or an increase of $4.6 million over the same period in 2006.  This is a direct result of our strategy initiative to develop new joint venture relationships.  We expect continued strong growth in joint venture income during the year.

Dispositions
During the first nine months of 2007, we sold 11 shopping centers, one industrial distribution center and an industrial building for $210 million.  We expect to continue to dispose of non-core properties during the year as opportunities present themselves.  Dispositions are part of an ongoing portfolio management process where we prune our portfolio of properties that do not meet our geographic or growth targets and provide capital to recycle into properties that have barrier-to-entry locations within high growth metropolitan markets.  Over time we expect this to produce a portfolio with higher occupancy rates and much stronger internal revenue growth.

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

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2006 in Management’s Discussion and Analysis of Financial Condition.  There have been no significant changes to our critical accounting policies during 2007.

Results of Operations
Comparison of the Three Months Ended September 30, 2007 to the Three Months Ended September 30, 2006

Revenues
Total revenues were $156.6 million in the third quarter of 2007 versus $139.0 million in the third quarter 2006, an increase of $17.6 million or 12.7%.  This increase resulted from an increase in rental revenues of $14.3 million and other income of $3.3 million.

Property acquisitions and new development activity contributed $16.0 million of the rental income increase with $.6 million resulting from 329 renewals and new leases, comprising 1.9 million square feet at an average rental rate increase of 9.2%.  Offsetting these rental income increases was a decrease of $2.3 million, which resulted from the sale of an 80% interest in five industrial centers in the third quarter of 2006.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	September 30,
	2007	2006

Shopping Centers	95.2%	95.0%
Industrial	94.5%	90.4%
Total	95.1%	94.0%

Other income increased by $3.3 million from the third quarter of 2006.  This increase resulted primarily from the increase in joint venture fee income of $2.4 million and lease cancellation revenue of $.6 million.

Expenses
Total expenses for the third quarter 2007 were $88.7 million versus $78.2 million in the third quarter of 2006, an increase of $10.5 million or 13.4%.

The increases in 2007 for depreciation and amortization expense ($3.0 million), operating expenses ($5.2 million), ad valorem taxes ($1.3 million) and general and administrative expenses ($1.0 million) were primarily a result of the properties acquired and developed during the year and increases in headcount associated with planned growth of the portfolio.  Overall, direct operating costs and expenses (operating and ad valorem taxes) of operating our properties as a percentage of rental revenues were 31.8% and 30.4% in 2007 and 2006, respectively.

Interest Expense
Interest expense totaled $38.5 million for the third quarter 2007, up $1.2 million or 3.1% from the third quarter 2006.  The components of interest expense were as follows (in thousands):

	Three Months Ended
	September 30,
	2007	2006

Gross interest expense	$46,769	$41,433
Out-of-market mortgage adjustment of acquired mortgages	(1,568)	(1,930)
Capitalized interest	(6,665)	(2,119)

Total	$38,536	$37,384

Gross interest expense totaled $46.8 million in the third quarter of 2007, up $5.3 million or 12.9% from the third quarter 2006.  The increase in gross interest expense was due to an increase in the average debt outstanding from $2.3 billion in 2006 to $3.1 billion in 2007 at a weighted average interest rate of 5.8% for third quarter of 2007 and 6.2% for the third quarter of 2006.  Capitalized interest increased $4.5 million due to an increase in new development activity.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
Our equity in earnings of real estate joint ventures and partnerships was $4.9 million in the third quarter of 2007 versus $2.3 million in the third quarter of 2006, an increase of $2.6 million or 113.0%.  This increase was attributable to our incremental income from our investments in newly formed joint ventures for the acquisition and development of retail and industrial properties.

Income Allocated to Minority Interests
Income allocated to minority interests was $3.0 million in the third quarter of 2007 versus $1.7 million in the third quarter of 2006, an increase of $1.3 million or 76.5%.  This increase resulted primarily from the gain on sale of a shopping center in Texas that was held in a 50% consolidated joint venture.  This joint venture was included in our consolidated financial statements because we exercise financial and operating control.

Gain on Sale of Properties
Gain on sale of properties was $1.0 million in the third quarter of 2007 versus $26.9 million in the third quarter of 2006, a decrease of $25.9 million or 96.3%.  A gain of $26.9 million was realized in the third quarter of 2006 from the sale of an 80% interest in five industrial properties in the San Diego, Memphis and Atlanta markets in which we have a continuing 20% operating interest.

Income from Discontinued Operations
Income from discontinued operations was $6.7 million in the third quarter of 2007 versus $48.8 million in the third quarter of 2006, a decrease of $42.1 million or 86.3%.  This decrease was due primarily to the gain on sale of three shopping centers and one industrial property in 2007 as compared to the gain on sale for five retail properties and one industrial property during the same period of 2006.  Also, the decrease in operating income from discontinued operations results primarily from the disposition of 19 retail and four industrial properties during the fiscal year of 2006.

Results of Operations

Comparison of the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006

Revenues
Total revenues were $446.1 million in the first nine months of 2007 versus $399.0 million in the first nine months of 2006, an increase of $47.1 million or 11.8%.  This increase resulted from an increase in rental revenues of $42.1 million and other income of $5.0 million.

Property acquisitions and new development activity contributed $44.2 million of the rental income increase with $5.4 million resulting from 948 renewals and new leases, comprising 5.3 million square feet at an average rental rate increase of 10.1%.  Offsetting these rental income increases was a decrease of $7.5 million, which resulted from the sale of an 80% interest in five industrial centers in the third quarter of 2006.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	September 30,
	2007	2006

Shopping Centers	95.2%	95.0%
Industrial	94.5%	90.4%
Total	95.1%	94.0%

Other income increased by $5.0 million from the first nine months of 2006.  This increase resulted primarily from the increase in joint venture fee income $4.6 million.

Expenses
Total expenses for the first nine months of 2007 were $247.4 million versus $217.3 million in the first nine months of 2006, an increase of $30.1 million or 13.9%.

The increases in 2007 for depreciation and amortization expense ($8.2 million), operating expenses ($14.9 million), ad valorem taxes ($3.9 million) and general and administrative expenses ($3.1 million) were primarily a result of the properties acquired and developed during the year, an increase in insurance expenses as a result of the hurricanes experienced in 2005 and increases associated with planned growth of the portfolio.  Overall, direct operating costs and expenses (operating and ad valorem taxes) of operating our properties as a percentage of rental revenues were 29.8% in 2007 and 28.1% in 2006, respectively.

Interest Expense
Interest expense totaled $110.4 million for the first nine months of 2007, up $4.5 million or 4.2% from the first nine months of 2006.  The components of interest expense were as follows (in thousands):

	Nine Months Ended
	September 30,
	2007	2006

Gross interest expense	$134,742	$115,871
Out-of-market mortgage adjustment of acquired mortgages	(5,202)	(5,677)
Capitalized interest	(19,156)	(4,274)

Total	$110,384	$105,920

Gross interest expense totaled $134.7 million in the first nine months of 2007, up $18.9 million or 16.3% from the first nine months of 2006.  The increase in gross interest expense was due to an increase in the average debt outstanding from $2.4 billion in 2006 to $3.0 billion in 2007 at a weighted average interest rate of 5.8% for the nine months ended September 30, 2007 and 6.2% for the nine months ended September 30, 2006.  Capitalized interest increased $14.9 million due to an increase in new development activity, and the out-of-market mortgage adjustment decreased by $.5 million.

Interest and Other Income
Interest and other income was $6.8 million in the first nine months of 2007 versus $4.8 million in the first nine months of 2006, an increase of $2.0 million or 41.7%.  This increase resulted primarily from income earned from construction loans associated with our new development activities and other receivables, excess proceeds from the Series F Preferred Share offering and assets held in a grantor trust related to our deferred compensation plan.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
Our equity in earnings of real estate joint ventures and partnerships was $12.5 million in the first nine months of 2007 versus $10.9 million in the first nine months of 2006, an increase of $1.6 million or 14.7%.  This increase was attributable to our incremental income from our investments in newly formed joint ventures for the acquisition and development of retail and industrial properties.

Income Allocated to Minority Interests
Income allocated to minority interests were $7.7 million in the first nine months of 2007 versus $5.0 million in the first nine months of 2006, an increase of $2.7 million or 54.0%.  This increase resulted primarily from the gain on sale of three shopping centers that were each held in a 50% consolidated joint venture.  These joint ventures are included in our consolidated financial statements because we exercise financial and operating control.

Gain on Sale of Properties
Gain on sale of properties was $3.0 million in the first nine months of 2007 versus $27.0 million in the first nine months of 2006, a decrease of $24.0 million or 88.9%.  A gain of $26.9 million was realized in the third quarter of 2006 from the sale of an 80% interest in five industrial properties in the San Diego, Memphis and Atlanta markets in which we have a continuing 20% operating interest.

Gain on Land and Merchant Development Sales
Gain on land and merchant development sales of $8.2 million for the first nine months of 2007 resulted from sale of six parcels of land in Texas, one Arizona shopping center and two vacant industrial buildings in San Diego, California.  The activity during the first nine months of 2006 of $6.2 million represents the gain from the sale of an unimproved land tract in Phoenix, Arizona and the Timber Springs shopping center in Orlando, Florida.

Income from Discontinued Operations
Income from discontinued operations was $62.2 million in the first nine months of 2007 versus $132.4 million in the first nine months of 2006, a decrease of $70.2 million or 53.0%.  This decrease was due primarily to the gain on sale of 11 shopping centers and one industrial property in 2007 as compared to the gain on sale for 14 retail properties and three industrial properties during the same period of 2006.  Also, the decrease in operating income from discontinued operations results primarily from the disposition of 19 retail and four industrial properties during the fiscal year of 2006.

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

Capital Resources and Liquidity

Our primary liquidity needs are payment of our common and preferred dividends, maintaining and operating our existing properties, payment of our debt service costs and funding planned growth.  We anticipate that cash flows from operating activities will continue to provide adequate capital for all common and preferred dividend payments and debt service costs, as well as the capital necessary to maintain and operate our existing properties.  We do not anticipate that the current turmoil in the capital markets will have an affect on our ability to obtain capital or to execute our business strategy.

Primary sources of capital for funding our acquisitions and new development programs are our revolving credit facilities, cash generated from sales of properties that no longer meet our investment criteria, cash flow generated by our operating properties and proceeds from capital issuances as needed.  Amounts outstanding under the revolving credit agreement are retired as needed with proceeds from the issuance of long-term debt, common and preferred equity, cash generated from dispositions of properties and cash flow generated by our operating properties.  As of September 30, 2007, the balance outstanding under our $400 million revolving credit facility was $135.0 million, and no amounts were outstanding under our $30 million credit facility, which we use for cash management purposes.

Our capital structure also includes non-recourse secured debt that we assume in conjunction with our acquisitions program.  We also have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships.  We hedge the future cash flows of certain debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions.  We generally have the right to sell or otherwise dispose of our assets except in certain cases where we are required to obtain a third party consent, such as assets held in entities in which we have less than 100% ownership.

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

In July 2007, we acquired a portfolio of five retail power centers, adding 1.4 million square feet to our portfolio under management.  Three of the retail power centers in Florida, Georgia and Texas were acquired through a new retail joint venture with PNC Realty Investors on behalf of its institutional client, the BIT.  We own 20% of this joint venture with the BIT owning 80%.  The remaining two centers, one in Atlanta, Georgia and the other in Chicago, Illinois, were acquired by us.

Countryside Centre, a 243,000 square foot community center located in the St. Petersburg/Clearwater Area of Florida, was also acquired in July 2007.  This center is anchored by Albertson’s, TJ Maxx, Home Goods and Shoe Carnival.

Stella Link Shopping Center is a 29,000 square foot shopping center located in Houston, Texas, which was acquired in August 2007.  The center is anchored by Sellers Brothers and Burke’s Outlet.

The Shoppes at South Semoran is a 102,000 square foot shopping center located in suburban Orlando, Florida, which was acquired in September 2007.  This 100% occupied center is anchored by a 57,000 square foot Winn Dixie.

In September 2007, we acquired a 10% interest in Tully Corners Shopping Center through a tenancy-in-common arrangement.  This 116,000 square foot grocery anchored shopping center located in San Jose, California is 97% leased and is anchored by Food Maxx, Petco and Party City.

Subsequent to September 30, 2007, we acquired a 10% interest in Paradise Key Shopping Center through a tenancy-in-common arrangement.  This 272,000 square foot grocery anchored shopping center is located in Destin, Florida.

Industrial Properties.
Lakeland Business Park, acquired in January 2007, is a 100% leased 168,000 square foot industrial business center located in Lakeland (Tampa), Florida.

In April and May 2007, we acquired a portfolio of 10 high quality industrial buildings located in Richmond, Virginia for a purchase price of $136 million, including $6 million that is contingent upon the lease up of vacant space by the property seller.  This contingency agreement expires in 2009.  Eight of the buildings were acquired through an existing 20%-owned unconsolidated joint venture with PNC Realty Investors on behalf of its institutional client the BIT.  The remaining two buildings were acquired directly by us.  This portfolio added 2.5 million square feet under management.

Town & Country Commerce Center, acquired in June 2007, is a 206,000 square foot industrial distribution center located in Houston, Texas.  The property is 100% leased to Arizona Tile and Seitel Solution Tech Center.

Riverview Distribution Center, acquired in August 2007, is a 265,000 square foot industrial center located in Atlanta, Georgia.  It is anchored by 109,000 square foot CHEP USA.

Subsequent to September 30, 2007, we acquired Westlake Industrial Centre, a 154,000 square foot industrial building, and South Park Industrial Centre, a 235,000 square foot industrial center, both of which are located in Atlanta, Georgia.

The cash requirements for these acquisitions were initially financed under our revolving credit facilities, using available cash generated from dispositions of properties or using cash flow generated by our operating properties.

Dispositions
Retail Properties.
During the first nine months of 2007, we sold 11 shopping centers totaling 1.3 million square feet of building area, of which two each are located in Colorado and Illinois, five in Texas and one each in Louisiana and Georgia.  Sales proceeds from these dispositions totaled $199.2 million and generated gains of $56.9 million.  Three of these shopping centers were each held in a 50% consolidated joint venture.  These joint ventures are included in our consolidated financial statements because we exercise financial and operating control.

Subsequent to September 30, 2007, we sold two properties located in Louisiana and Texas that were classified as property held for sale at September 30, 2007.

Industrial Properties.
During the first nine months of 2007, we sold an industrial distribution center totaling 152,000 square feet and an industrial building totaling 90,000 square foot.  Both of these properties are located in Texas.  Sales proceeds from these dispositions totaled $10.7 million and generated gains of $3.7 million.

Merchant Development Properties.
During the first nine months of 2007, we sold two vacant industrial buildings in San Diego, California; six parcels of land in Texas; and one shopping center in Phoenix, Arizona, which generated gains of $8.2 million from sale proceeds totaling $53.0 million.

New Development and Capital Expenditures
At September 30, 2007, we had 37 projects under construction or in preconstruction stages with a total square footage of approximately 10.0 million.  These properties are slated to be completed over the next three to four years.

Our new development projects are financed initially under our revolving credit facilities, using available cash generated from dispositions of properties or using cash flow generated by our operating properties.

Capital expenditures for additions to the existing portfolio, acquisitions, new development and our share of investments in unconsolidated joint ventures totaled $863.2 million and $698.2 million for the first nine months of 2007 and 2006, respectively.

Financing Activities:

Debt
Total debt outstanding increased to $3.1 billion at September 30, 2007 from $2.9 billion at December 31, 2006.  Total debt at September 30, 2007 included $2.8 billion of which interest rates are fixed and $217.1 million, including the effect of $65 million of interest rate swaps, that bears interest at variable rates.  Additionally, debt totaling $1.1 billion was secured by operating properties while the remaining $2.0 billion was unsecured.

We have a $400 million unsecured revolving credit facility held by a syndicate of banks that expires in February 2010 and provides a one-year extension option available at our request.  Borrowing rates under this facility float at a margin over LIBOR, plus a facility fee.  The borrowing margin and facility fee, which are currently 37.5 and 12.5 basis points, respectively, are priced off a grid that is tied to our senior unsecured credit rating.  This facility includes a competitive bid feature where we are allowed to request bids for borrowings up to $200 million from the syndicate banks.  Additionally, the facility contains an accordion feature, which allows us to increase the facility amount up to $600 million.  As of October 31, 2007, there was $115.0 million outstanding under this facility. We also maintain a $30 million unsecured and uncommitted overnight facility that is used for cash management purposes, and as of October 31, 2007, $13.3 million was outstanding under this facility.  The available balance under our revolving credit agreement was $262.5 million at October 31, 2007, which is reduced by amounts outstanding for letters of credit and our overnight facility.  We are in full compliance with the covenants of our unsecured revolving credit facilities.

In November 2007, we increased our revolving credit facility from $400 million to $575 million and amended certain covenants of this facility.

In August 2006, we issued $575 million of 3.95% convertible senior unsecured notes due 2026.  The net proceeds from the sale of the debentures, after repurchasing 4.3 million of our common shares of beneficial interest, were used for general business purposes and to reduce amounts outstanding under our revolving credit facility.  The debentures are convertible under certain circumstances for our common shares of beneficial interest at an initial conversion rate of 20.3770 common shares per $1,000 of principal amount of debentures (an initial conversion price of $49.075).  Upon the conversion of debentures, we will deliver cash for the principal return, as defined, and cash or common shares, at our option, for the excess of the conversion value, as defined, over the principal return.  The debentures are redeemable for cash at our option beginning in 2011 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require us to repurchase their debentures for cash equal to the principal of the debentures plus accrued and unpaid interest in 2011, 2016 and 2021 and in the event of a change in control.

During September 2007, we issued a consent solicitation which sought the consent from the holders of our outstanding senior unsecured notes (collectively the “Securities”) to modify certain financial covenants and related defined terms applicable to the Securities.  This consent solicitation expired on October 26, 2007 without modification to our financial covenants.

In December 2006, we issued $75 million of 10-year unsecured fixed rate medium term notes at 6.1% including the effect of an interest rate swap that had hedged the transaction.  Proceeds from this issuance were used to repay balances under our revolving credit facilities, to cash settle a forward hedge and for general business purposes.  In May 2006, we entered into a forward-starting interest rate swap with a notional amount of $74.0 million.  In December 2006, we terminated this interest rate swap in conjunction with the issuance of the $75.0 million of medium term notes.  The termination fee of $4.1 million is being amortized over the life of the medium term note.

At September 30, 2007, we had four interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $65.0 million that convert fixed rate interest payments at rates ranging from 4.2% to 6.8% to variable interest payments.  Also, at September 30, 2007, we had two forward-starting interest rate swap contracts with an aggregate notional amount of $118.6 million.  These contracts have been designated as cash flow hedges and mitigate the risk of increasing interest rates on forecasted long-term debt issuances over a maximum period of two years. We could be exposed to credit losses in the event of nonperformance by the counter-party; however, management believes the likelihood of such nonperformance is remote.

In July 2007 a $10 million swap matured in conjunction with the maturity of the associated medium term note.  This contract was designated as a fair value hedge.

In conjunction with acquisitions completed during the first nine months of 2007, we assumed $64.0 million of non-recourse debt secured by the related properties and a capital lease obligation of $12.9 million.  During the first nine months of 2006, we assumed $76.2 million of non-recourse debt secured by the related properties.

In conjunction with the disposition of properties completed during the first nine months of 2007, we incurred a net loss of $.4 million on the early extinguishment of two loans totaling $21.2 million.

Equity
Common and preferred dividends increased to $144.2 million in the first nine months of 2007, compared to $88.4 million for the first nine months of 2006.  The quarterly dividend rate for our common shares of beneficial interest increased to $.495 in 2007 compared to $.465 for the same period of 2006.  Our dividend payout ratio on common equity for the nine months of 2007 and 2006 approximated 63.7% and 64.4%, respectively, based on basic funds from operations for the respective periods.

In July 2007, our board of trust managers authorized a common share repurchase program as part of our ongoing investment strategy.  Under the terms of the program, we may purchase up to a maximum value of $300 million of our common shares of beneficial interest during the next two years.  Share repurchases may be made in the open market or in privately negotiated transactions at the discretion of management and as market conditions warrant.  We anticipate funding the repurchase of shares primarily through the proceeds received from our property disposition program, as well as from general corporate funds.

As of September 30, 2007, we have repurchased 1.4 million common shares of beneficial interest at an average share price of $37.75.

In July 2006, our board of trust managers authorized the repurchase of our common shares of beneficial interest to a total of $207 million, and we used $167.6 million of the net proceeds from the $575 million debt offering to purchase 4.3 million common shares of beneficial interest at $39.26 per share.

On September 25, 2007, we issued $200 million of depositary shares in a private placement, and the net proceeds of $193.7 million were used to repay amounts outstanding under our credit facilities.  Each depositary share represents one-hundredth of a Series G Cumulative Redeemable Preferred Share.  The depositary shares are redeemable, in whole or in part on or after September 25, 2007 at our option, at a redemption price of $25 multiplied by a graded rate per depositary share based on the date of redemption plus any accrued and unpaid dividends thereon.  The depositary shares are not convertible or exchangeable for any of our other property or securities.  The Series G Preferred Shares pay a variable-rate quarterly dividend through September 2008 and then a variable-rate monthly dividend and have a liquidation preference of $2,500 per share.  The variable-rate dividend is calculated on the period’s three-month LIBOR rate plus a percentage determined by the number of days outstanding.  Further, the rate may vary if any of our outstanding preferred shares are downgraded.  The variable-rate dividend is not to exceed 20%.

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

In September 2004, the SEC declared effective two additional shelf registration statements totaling $1.55 billion, of which $1.35 billion was available as of October 31, 2007.  In addition, we have $85.4 million available as of October 31, 2007 under our $1 billion shelf registration statement, which became effective in April 2003.  We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

Contractual Obligations

The following table summarizes our primary contractual obligations as of September 30, 2007 (in thousands):
	2007	2008	2009	2010	2011	Thereafter	Total
Mortgages and Notes
Payable:(1)
Unsecured Debt	$193,314	$156,400	$123,522	$139,810	$667,021	$1,246,602	$2,526,669
Secured Debt	21,798	248,947	132,189	114,412	139,618	704,415	1,361,379

Ground Lease Payments	493	2,435	2,961	2,917	2,862	116,389	128,057

Obligations to Acquire
Projects	22,700						22,700

Obligations to Develop
Projects	38,629	147,996	133,304	91,164	21,396	1,391	433,880

Total Contractual
Obligations	$276,934	$555,778	$391,976	$348,303	$830,897	$2,068,797	$4,472,685

____________________
(1)      Includes principal and interest with interest on variable-rate debt calculated using rates at September 30, 2007 excluding the effect of interest rate swaps.

As of September 30, 2007 and December 31, 2006, none of our off-balance sheet arrangements had a material affect on our liquidity or availability of, or requirement for, our capital resources.

Related to our investment in a redevelopment project in Sheridan, Colorado that is held in an unconsolidated real estate joint venture, we, our joint venture partner and the joint venture have each provided a guarantee for the payment of any annual sinking fund requirement shortfalls on bonds issued in connection with the project.  The Sheridan Redevelopment Agency issued $97 million of series A bonds used for an urban renewal project.  The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on future retail sales.  The incremental taxes and PIF are to remain intact until the bond liability has been paid in full, including any amounts we may have to provide.  We have evaluated and determined that the fair value of the guarantee is nominal.

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

Funds from operations is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income available to common shareholders	$38,281	$103,223	$154,940	$243,048
Depreciation and amortization	33,142	31,475	97,023	94,510
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	2,846	1,204	7,439	3,328
Gain on sale of properties	(5,644)	(72,260)	(58,842)	(145,559)
(Gain) loss on sale of properties of unconsolidated real estate joint ventures and partnerships	2		2	(4,054)
Funds from operations	68,627	63,642	200,562	191,273
Funds from operations attributable to operating partnership units		1,355	3,311	4,123

Funds from operations assuming conversion of OP units	$68,627	$64,997	$203,873	$195,396

Weighted average shares outstanding - basic	85,470	86,567	85,914	88,476
Effect of dilutive securities:
Share options and awards	994	905	1,193	902
Operating partnership units		3,138	2,303	3,150

Weighted average shares outstanding - diluted	86,464	90,610	89,410	92,528

Newly Adopted Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return.  A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  There are also several disclosure requirements.  We adopted FIN 48 as of January 1, 2007, and its adoption did not have a material effect on our condensed consolidated financial statements.

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

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  We are required to adopt SFAS No. 157 in the first quarter of 2008, and we are currently evaluating the impact that this Statement will have on our condensed consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R.”  This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  These changes will be reported in comprehensive income of a business entity.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements were effective for us as of December 31, 2006, and as a result we recognized an additional liability of $803,000.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position (the “Measurement Provision”) is effective for fiscal years ending after December 15, 2008.  We have assessed the potential impact of the Measurement Provision of SFAS No. 158 and concluded that its adoption will not have a material effect on our condensed consolidated financial statements.

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

On August 31, 2007, the FASB authorized a proposed FASB Staff Position (the “proposed FSP”) that, if issued, would affect the accounting for our convertible and exchangeable senior debentures.  If issued in the form expected, the proposed FSP would require that the initial debt proceeds from the sale of our convertible and exchangeable senior debentures be allocated between a liability component and an equity component.  The resulting debt discount would be amortized using the effective interest method over the period the debt is expected to be outstanding as additional interest expense.  The proposed FSP is expected to be effective for fiscal years beginning after December 15, 2007 and requires retroactive application.  Upon the adoption of the proposed FSP on January 1, 2008, we have estimated the unamortized debt discount (as of September 30, 2007) to be approximately $35.2 million to be included as a reduction of Debt and approximately $46.3 million as Accumulated Additional Paid-In Capital on our condensed consolidated balance sheet.  We have estimated incremental Interest Expense to be approximately $7.7 million for the first nine months of 2007 and $3.4 million for the year ended December 31, 2006.

ITEM 3.                      Quantitative and Qualitative Disclosures About Market Risk

We use fixed and floating-rate debt to finance our capital requirements.  These transactions expose us to market risk related to changes in interest rates.  Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions.  These swap agreements expose us to credit risk in the event of non-performance by the counter-parties to the swaps.  We do not engage in the trading of derivative financial instruments in the normal course of business.  At September 30, 2007, we had fixed-rate debt of $2.8 billion and variable-rate debt of $217.1 million, after adjusting for the net effect of $65 million notional amount of interest rate swaps.  At December 31, 2006, we had fixed-rate debt of $2.8 billion and variable-rate debt of $115.4 million, after adjusting for the net effect of $75 million notional amount of interest rate swaps.

ITEM 4.                      Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2007.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007.

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

In July 2007, our board of trust managers authorized a common share repurchase program as part of our ongoing investment strategy.  Under the terms of the program, we may purchase up to a maximum value of $300 million of our common shares of beneficial interest during the next two years.  Share repurchases may be made in the open market or in privately negotiated transactions at the discretion of management and as market conditions warrant.  We anticipate funding the repurchase of shares primarily through the proceeds received from our property disposition program, as well as from general corporate funds.  Repurchases of our common shares of beneficial interest as of September 30, 2007 are as follows:

	(a)	(b)	(c)	(d)
	Total	Average	Total Number of	Maximum Dollar
	Number	Price	Shares Purchased	Value of Shares that
	of Shares	Paid per	as Part of Publicly	May Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program
August 1, 2007 to August 31, 2007	1,412,424	$ 37.75	1,412,424	$ 246,682,813

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

DATE:          November 9, 2007

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

3.7	—	Amended and Restated Bylaws of WRI (filed as Exhibit 99.2 to WRI's Registration Statement on Form 8-A dated February 23, 1998 and incorporated herein by reference).
3.8	—	Amendment of Bylaws-Direct Registration System, Section 7.2(a) dated May 3, 2007 (filed as Exhibit 3.8 to WRI’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).
4.1	—
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

4.10	—	Statement of Designation of Adjustable Rate Series G Cumulative Redeemable Preferred Shares (filed as Exhibit 3.1 to WRI’s Form 8-K dated September 25, 2007 and incorporated herein by reference).
4.11	—	6.75% Series D Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to WRI’s Registration Statement on Form 8-A dated April 17, 2003 and incorporated herein by reference).

4.12	—	6.95% Series E Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to WRI’s Registration Statement on Form 8-A dated July 8, 2004 and incorporated herein by reference).
4.13	—	6.50% Series F Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to WRI’s Registration Statement on Form 8-A dated January 29, 2007 and incorporated herein by reference).
4.14	—
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

4.16	—
Form of Receipt for Depositary Shares, each representing 1/100 of a share of 6.50% Series F Cumulative Redeemable Preferred Shares, par value $.03 per share (filed as Exhibit 4.3 to WRI’s Registration Statement on Form 8-A dated January 29, 2007 and incorporated herein by reference).

4.17	—
Purchase Agreement for Depositary Shares, each representing 1/100 of a share of Adjustable Rate Series G Cumulative Redeemable Preferred Shares, par value $.03 per share (filed as Exhibit 10.1 to WRI’s Form 8-K dated September 25, 2007 and incorporated herein by reference).

4.18	—	Form of 7% Notes due 2011 (filed as Exhibit 4.17 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
4.19	—	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to WRI’s Form 8-K on August 2, 2006 and incorporated herein by reference).
10.1†	—	1988 Share Option Plan of WRI, as amended (filed as Exhibit 10.1 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1990 and incorporated herein by reference).
10.2†	—
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

10.34*	—	Amendment Agreement dated November 7, 2007 to the Amended and Restated Credit Agreement.
10.35†	—	Fifth Amendment to the Weingarten Realty Investors Deferred Compensation Plan (filed as Exhibit 10.34 to WRI’s Form 10-Q for quarter ended June 30, 2006 and incorporated herein by reference).
10.36†	—
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

10.39†	—
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

10.42†	—	Final 401(k)/401(m) Regulations Amendment dated December 15, 2006 (filed as Exhibit 10.41 on WRI’s Form 10-K for the year ended December 31, 2006 and incorporated by reference).
12.1*	—	Computation of Fixed Charges Ratios.
14.1	—
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