Form 10-K
period 2007-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2008-02-29
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
ON
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.YES ☒NO ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.YES ☐NO ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☒NO ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒.

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
YES ☐                                                                                                                     NO ☒.

The aggregate market value of the common shares of beneficial interest held by non-affiliates on June 30, 2007 (based upon the closing sale price on the New York Stock Exchange of $41.10) was $3,023,271,982.  As of June 30, 2007, there were 86,448,425 common shares of beneficial interest, $.03 par value, outstanding.

As of January 31, 2008, there were 83,784,455 common shares of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 7, 2008 are incorporated by reference in Part III.

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

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.  You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this annual report on Form 10-K or the date of any document incorporated herein by reference.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Form 10-K.

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

At December 31, 2007, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 383 developed income-producing properties and 32 properties under various stages of construction and development.  The total number of centers includes 335 neighborhood and community shopping centers located in 22 states spanning the country from coast to coast.  We also owned 77 industrial projects located in California, Florida, Georgia, Tennessee, Texas and Virginia and three other operating properties located in Arizona and Texas.  The portfolio of properties is approximately 72.8 million square feet.

We also owned interests in 19 parcels of unimproved land held for future development that totaled approximately 9.9 million square feet.

At December 31, 2007, we employed 485 full-time persons and our principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008, and our phone number is (713) 866-6000.  We also have 10 regional offices located in various parts of the United States.

Investment and Operating Strategy.  Our investment strategy is to increase cash flow and the value of our portfolio through intensive hands-on management of our existing portfolio of assets, selective remerchandising and renovation of properties and the acquisition and development of income-producing real estate assets where the returns on such investments exceed our blended long-term cost of capital.  We have expanded our new development program to include both operating properties and a merchant developer component where we will build, lease and then sell the developed real estate.  Our estimated gross investment in the 32 properties currently under development or predevelopment is $628.7 million.

To improve the quality of the portfolio, we pursue the disposition of selective noncore assets as circumstances warrant.

At December 31, 2007, neighborhood and community shopping centers generated 89.1% of total revenue and industrial properties accounted for 9.1%.  We expect to continue to focus the future growth of the portfolio in neighborhood and community centers and bulk industrial properties in markets where we currently operate as well as other markets primarily throughout the United States.  While we do not anticipate significant investment in other classes of real estate such as multi-family or office assets, we remain open to alternative uses of our available capital.

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

We may invest in mortgages; however, we traditionally have invested in first mortgages to real estate joint ventures or partnerships in which we own an equity interest.  We may also invest in securities of other issuers for the purpose, among others, of exercising control over such entities, subject to the gross income and asset tests necessary for REIT qualification.

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

Diversification from both a geographic and tenancy perspective is a critical component of our operating strategy.  While approximately 35.3% of the building square footage of our properties is located in the State of Texas, we continue to expand our holdings outside the state.  With respect to tenant diversification, our two largest merchants accounted for 2.9% and 1.6%, respectively, of our total rental revenues for the year ended December 31, 2007.  No other tenant accounted for more than 1.5% of our total rental revenues.

We finance our growth and working capital needs in a conservative manner.  We have a credit rating of BBB+ from Standard & Poors and Baa1 from Moody's Investor Services.  We intend to maintain a conservative approach to managing our balance sheet, which, in turn, gives us many options to raising debt or equity capital when needed.  At December 31, 2007, our ratio of funds from operations to combined fixed charges and preferred dividends was 2.2 to 1 and our debt to total market capitalization was 49.3%.

Our policies with respect to the investment and operating strategies discussed above are reviewed by our Board of Trust Managers periodically and may be modified without a vote of our shareholders.

Location of Properties. Our properties are located in 23 states, primarily throughout the southern half of the country.  As of December 31, 2007, of our 415 properties, which were owned or operated under long-term leases either directly or through our interest in real estate joint ventures or partnerships, 90 are located in Houston and its surrounding areas, and an additional 77 properties are located in other parts of Texas.  We also have 19 parcels of unimproved land, 11 of which are located in Houston and its surrounding areas and three of which are located in other parts of Texas.  Because of our investments in Houston and its surrounding areas, as well as in other parts of Texas, the Houston and Texas economies affect, to a large degree, our business and operations.

Economic Factors. As expected, the national economy softened in 2007.  The residential mortgage and capital markets began showing signs of stress, primarily in the form of escalating default rates on sub-prime mortgages and declining residential housing prices nationwide.  This “credit” crisis spread to the broader commercial credit markets and has generally reduced the availability of financing and widened spreads.  These factors, coupled with a slowing economy, may negatively impact the volume of real estate transactions and cap rates, which could negatively impact stock price performance of public real estate companies, including ours. While the housing market and energy prices may affect consumer spending, the vast majority of our properties are located in densely populated metropolitan areas and are anchored by supermarkets and discount stores, which generally provide basic necessity-type items and tend to be less affected by economic changes.  Furthermore, our portfolio is strategically positioned in geographic markets that are forecasted to exceed the national average according to many economic measures.  Many of our operating areas throughout the United States continue to show strong employment growth and higher than average rent growth among larger metropolitan areas.  However, if these economic conditions persist in 2008 and beyond, our real estate portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations and cash flows.  In addition, the value of our investment in real estate joint ventures and partnerships and notes receivable from real estate joint ventures and partnerships may also decline.

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

Materials Available on Our Website.  Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding our officers, trust managers or 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through our website (www.weingarten.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  We have also made available on our website copies of our Audit Committee Charter, Management Development and Compensation Committee Charter, Governance Committee Charter, Code of Conduct and Ethics and Governance Policies.  In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website.  You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Materials on our website are not part of our Annual Report on Form 10-K.

Financial Information.  Additional financial information concerning us is included in the Consolidated Financial Statements located on pages 49 through 79 herein.

ITEM 1A.                   Risk Factors

The economic performance and value of our shopping centers depend on many factors, each of which could have an adverse impact on our cash flows and operating results.

The economic performance and value of our properties can be affected by many factors, including the following:

▪	Changes in the national, regional and local economic climate;
▪	Local conditions such as an oversupply of space or a reduction in demand for real estate in the area;
▪	The attractiveness of the properties to tenants;
▪	Competition from other available space;
▪	Our ability to provide adequate management services and to maintain our properties;
▪	Increased operating costs, if these costs cannot be passed through to tenants;

▪	The expense of periodically renovating, repairing and releasing spaces;
▪	Consequence of any armed conflict involving, or terrorist attack against , the United States;
▪	Our ability to secure adequate insurance;
▪	Fluctuations in interest rates;
▪	Changes in real estate taxes and other expenses; and
▪	Availability of financing on acceptable terms or at all.

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

Turmoil in capital markets could adversely impact acquisition activities and pricing of real estate assets.

Volatility in capital markets could adversely affect acquisition activities by impacting certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold Collateralized Mortgage Backed Securities in the market. These factors directly affect a lender’s ability to provide debt financing as well as increase the cost of available debt financing.  As a result, we may not be able to obtain favorable debt financing in the future or at all. This may result in future acquisitions generating lower overall economic returns, which may adversely affect our results of operations and distributions to shareholders. Furthermore, any turmoil in the capital markets could adversely impact the overall amount of capital available to invest in real estate, which may result in price or value decreases of real estate assets.

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

Any of these actions could result in the termination of the tenants' lease and the loss of rental income attributable to the terminated leases.  Lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could also result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases.  In addition, we cannot be sure that any tenant whose lease expires will renew that lease or that we will be able to re-lease space on economically advantageous terms.  The loss of rental revenues from a number of our tenants and our inability to replace such tenants may adversely affect our profitability and our ability to meet debt and other financial obligations and make distributions to the shareholders.

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

We are generally subject to risks associated with debt financing. These risks include:

▪	Our cash flow may not satisfy required payments of principal and interest;
▪	We may not be able to refinance existing indebtedness on our properties as necessary or the terms of the refinancing may be less favorable to us than the terms of existing debt;
▪	Required debt payments are not reduced if the economic performance of any property declines;
▪	Debt service obligations could reduce funds available for distribution to our shareholders and funds available for capital investment;
▪	Any default on our indebtedness could result in acceleration of those obligations and possible loss of property to foreclosure; and

▪	The risk that necessary capital expenditures for purposes such as re−leasing space cannot be financed on favorable terms.

If a property is mortgaged to secure payment of indebtedness and we cannot make the mortgage payments, we may have to surrender the property to the lender with a consequent loss of any prospective income and equity value from such property.  Any of these risks can place strains on our cash flows, reduce our ability to grow and adversely affect our results of operations.

Property ownership through real estate partnerships and joint ventures could limit our control of those investments and reduce our expected return.

Real estate partnership or joint venture investments may involve risks not otherwise present for investments made solely by us, including the possibility that our partner or co-venturer might become bankrupt, that our partner or co-venturer might at any time have different interests or goals than us, and that our partner or co-venturer may take action contrary to our instructions, requests, policies or objectives.  Other risks of joint venture investments could include impasse on decisions, such as a sale, because neither our partner or co-venturer nor we would have full control over the partnership or joint venture.  These factors could limit the return that we receive from those investments or cause our cash flows to be lower than our estimates.

Our financial condition could be adversely affected by financial covenants.

Our credit facilities and public debt indentures under which our indebtedness is, or may be, issued contain certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on our ability to incur secured and unsecured indebtedness, restrictions on our ability to sell all or substantially all of our assets and engage in mergers and consolidations and certain acquisitions.  These covenants could limit our ability to obtain additional funds needed to address cash shortfalls or pursue growth opportunities or transactions that would provide substantial return to our shareholders.  In addition, a breach of these covenants could cause a default under or accelerate some or all of our indebtedness, which could have a material adverse effect on our financial condition.

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

The acquisition of certain assets may subject us to liabilities, including environmental liabilities.  Our operating expenses could be higher than anticipated due to the cost of complying with existing or future environmental laws and regulations.  In addition, under various federal, state and local laws, ordinances and regulations, we may be considered an owner or operator of real property or have arranged for the disposal or treatment of hazardous or toxic substances.  As a result, we may become liable for the costs of removal or remediation of certain hazardous substances released on or in our property.

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

Loss of our key personnel could adversely affect the value of our common shares of beneficial interest and operations.

We are dependent on the efforts of our key executive personnel.  Although we believe qualified replacements could be found for these key executives, the loss of their services could adversely affect the value of our common shares of beneficial interest and operations.

Policies may be changed without obtaining the approval of our shareholders.

Our shareholders do not control any policies with respect to our operating and financial policies, including our policies regarding acquisitions, dispositions, indebtedness, operations, capitalization and dividends, which are determined by our Board of Trust Managers and management.

The market price of our common shares of beneficial interest and preferred shares could be adversely affected by disruptions in capital market or other economic conditions.

Volatile market conditions could result in value fluctuations in our common shares of beneficial interest and preferred shares.  Among the market conditions that may affect the value of our common shares of beneficial interest and preferred shares are the following:

▪	the attractiveness of REIT securities as compared to other securities, including securities issued by other real estate companies, fixed income equity securities and debt securities;
▪	the degree of interest held by institutional investors;
▪	our operating performance and financial situation; and
▪	general economic conditions.

The current volatility on the stock market has created price and volume fluctuations that have not necessarily been comparable to operating performance.

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

ITEM 1B.                   Unresolved Staff Comments

None.

ITEM 2.                      Properties

At December 31, 2007, our real estate properties consisted of 415 locations in 23 states.  A complete listing of these properties, including the name, location, building area and land area, is as follows (in square feet):

Center and Location	Building	Land
	Area	Area

Retail
Arizona
Arrowhead Festival S.C., 75th Ave. at W. Bell Rd., Glendale		176,458	157,000
Broadway Marketplace, Broadway at Rural, Tempe		82,757	347,000
Camelback Village Square, Camelback at 7th Avenue, Phoenix		234,494	543,000
Entrada de Oro, Magee Road and Oracle Road, Tucson		109,091	572,000
Fountain Plaza, 77th St. at McDowell, Scottsdale		102,271	445,000
Fry's Ellsworth Plaza, Broadway Rd. at Ellsworth Rd., Mesa		73,608	58,000
Fry's Valley Plaza, S. McClintock at E. Southern, Tempe		145,104	570,000
Gladden Farms, Lon Adams Rd at Tangerine Farms Rd	(1)(2)	119,685	464,785
Laveen Village Market, Baseline Rd. at 51st St., Phoenix		111,644	372,274
Madera Village, Tanque Verde Rd. and Catalina Hwy, Tucson		106,626	419,000
Mohave Crossroads, Bullhead Parkway at State Route 95, Bullhead City	(2)	302,230	1,356,023
Monte Vista Village Center, Baseline Rd. at Ellsworth Rd., Mesa		104,151	353,000
Oracle Crossings, Oracle Highway and Magee Road, Tucson		253,625	1,307,000
Oracle Wetmore, Wetmore Road and Oracle Highway, Tucson		256,093	1,181,000
Palmilla Center, Dysart Rd. at McDowell Rd., Avondale		169,142	264,000
Pueblo Anozira, McClintock Dr. at Guadalupe Rd., Tempe		157,309	769,000
Raintree Ranch, Ray Road at Price Road, Chandler	(2)	128,106	759,000
Rancho Encanto, 35th Avenue at Greenway Rd., Phoenix		70,909	246,440
Red Mountain Gateway, Power Rd. at McKellips Rd., Mesa		205,568	353,000
Scottsdale Horizon, Frank Lloyd Wright Blvd and Thompson Peak Parkway, Scottsdale		10,337	61,000
Shoppes at Bears Path, Tanque Verde Rd. and Bear Canyon Rd., Tucson		65,779	362,000
Squaw Peak Plaza, 16th Street at Glendale Ave., Phoenix		61,060	220,000
The Shoppes at Parkwood Ranch, Southern Avenue and Signal Butte Road, Mesa	(2)	69,300	658,567
University Plaza, Plaza Way at Milton Rd., Flagstaff		166,321	919,000
Val Vista Towne Center, Warner at Val Vista Rd., Gilbert		216,372	366,000
Arizona, Total		3,498,040	13,123,089
Arkansas
Markham Square, W. Markham at John Barrow, Little Rock		126,904	514,000
Markham West, 11400 W. Markham, Little Rock		178,210	769,000
Westgate, Cantrell at Bryant, Little Rock		52,626	206,000
Arkansas, Total		357,740	1,489,000
California
580 Market Place, E. Castro Valley at Hwy. I-580, Castro Valley		100,165	444,000
Arcade Square, Watt Ave. at Whitney Ave., Sacramento		76,497	234,000
Buena Vista Marketplace, Huntington Dr. at Buena Vista St., Duarte		90,805	322,000
Centerwood Plaza, Lakewood Blvd. at Alondra Dr., Bellflower		75,500	333,000
Chino Hills Marketplace, Chino Hills Pkwy. at Pipeline Ave., Chino Hills		309,098	1,187,000
Creekside Center, Alamo Dr. at Nut Creek Rd., Vacaville		116,229	400,000
Discovery Plaza, W. El Camino Ave. at Truxel Rd., Sacramento		93,398	417,000
El Camino Promenade, El Camino Real at Via Molena, Encinitas		130,856	451,000
Freedom Centre, Freedom Blvd. At Airport Blvd., Watsonville		150,241	543,000
Fremont Gateway Plaza, Paseo Padre Pkwy. at Walnut Ave., Fremont		194,601	650,000
Greenhouse Marketplace, Lewelling Blvd. at Washington Ave., San Leandro		238,664	578,000
Hallmark Town Center, W. Cleveland Ave. at Stephanie Ln., Madera		85,066	365,000

Center and Location	Building	Land
	Area	Area

Jess Ranch Marketplace, Bear Valley Road at Jess Ranch Parkway, Apple Valley	(1)(2)(3)	275,595	0
Jess Ranch Phase III, Bear Valley Road at Jess Ranch Parkway, Apple Valley	(1)(2)(3)	71,500	1,692,000
Marshalls Plaza, McHenry at Sylvan Ave., Modesto		78,752	218,000
Menifee Town Center, Antelope Rd. at Newport Rd., Menifee		248,494	658,000
Prospectors Plaza, Missouri Flat Rd. at US Hwy. 50, Placerville		228,345	866,684
Ralphs Redondo, Hawthorne Blvd. at 182nd St., Redondo Beach		66,700	431,000
Rancho San Marcos Village, San Marcos Blvd. at Rancho Santa Fe Rd., San Marcos		120,829	541,000
San Marcos Plaza, San Marcos Blvd. at Rancho Santa Fe Rd., San Marcos		81,086	116,000
Shasta Crossroads, Churn Creek Rd. at Dana Dr., Redding		252,802	520,000
Silver Creek Plaza, E. Capital Expressway at Silver Creek Blvd., San Jose		199,179	573,000
Southampton Center, IH-780 at Southampton Rd., Benecia		162,390	596,000
Stony Point Plaza, Stony Point Rd. at Hwy. 12, Santa Rosa		198,528	619,000
Summerhill Plaza, Antelope Rd. at Lichen Dr., Sacramento		133,614	704,000
Sunset Center, Sunset Ave. at State Hwy. 12, Suisun City		85,238	359,000
Tully Corners Shopping Center, Tully Rd at Quimby Rd, San Jose	(1)(3)	115,992	430,891
Valley, Franklin Boulevard and Mack Road, Sacramento		103,605	580,000
Westminster Center, Westminster Blvd. at Golden West St., Westminster		411,278	1,739,000
California, Total		4,495,047	16,567,575
Colorado
Academy Place, Academy Blvd. at Union Blvd., Colorado Springs		261,419	404,000
Aurora City Place, E. Alameda at I225, Aurora	(1)(3)	547,283	2,260,000
Buckingham Square, Mississippi at Havana, Aurora	(1)(2)	142,500	0
CityCenter Englewood, S. Santa Fe at Hampden Ave., Englewood	(1)	360,543	452,941
Crossing at Stonegate, Jordon Rd. at Lincoln Ave., Parker	(1)	109,058	870,588
Glenwood Meadows, Midland Ave. at W. Meadows, Glenwood Springs	(1)(2)(3)	395,760	1,287,805
Green Valley Ranch Towne Center, Tower Rd. at 48th Ave., Denver	(1)(3)	113,006	310,000
Lowry Town Center, 2nd Ave. at Lowry Ave., Denver	(1)(3)	129,439	246,000
River Point at Sheridan, Highway 77 and Highway 88, Sheridan	(1)(2)(3)	380,638	4,270,000
Thorncreek Crossing, Washington St. at 120th St., Thornton	(1)	386,130	1,156,863
Uintah Gardens, NEC 19th St. at West Uintah, Colorado Springs		212,638	677,000
Westminster Plaza, North Federal Blvd. at 72nd Ave., Westminster	(1)	97,042	636,000
Colorado, Total		3,135,456	12,571,197
Florida
Alafaya Square, Alafaya Trail, Oviedo	(1)(3)	176,486	915,000
Argyle Village, Blanding at Argyle Forest Blvd., Jacksonville		304,447	1,329,000
Boca Lyons, Glades Rd. at Lyons Rd., Boca Raton		113,689	545,000
Clermont Landing, U.S. 27 & Steve's Road	(1)(2)	144,019	2,289,949
Colonial Landing, East Colonial Dr. at Maguire Boulevard, Orlando	(1)(2)	263,267	980,000
Colonial Plaza, E. Colonial Dr. at Primrose Dr., Orlando		496,628	2,009,000
Countryside Centre, US Highway 19 at Countryside Boulevard		242,123	906,440
Curry Ford, Young Pines and Curry Ford Rd, Orange County	(2)	0	132,422
East Lake Woodlands, East Lake Road and Tampa Road, Palm Harbor	(1)(3)	140,103	730,000
Embassy Lakes, Sheraton St. at Hiatus Rd., Cooper City		179,937	618,000
Flamingo Pines, Pines Blvd. at Flamingo Rd., Pembroke Pines		368,111	1,447,000
Hollywood Hills Plaza, Hollywood Blvd. at North Park Rd., Hollywood		364,714	1,429,000
Indian Harbour Place, East Eau Gallie Boulevard, Indian Harbour Beach	(1)(3)	163,521	636,000
International Drive Value Center, International Drive and Touchstone Drive, Orlando	(1)(3)	185,664	985,000
Kendall Corners, Kendall Drive and SW 127th Avenue, Miami	(1)(3)	96,515	365,000
Lake Washington Crossing, Wickham Rd. at Lake Washington Rd., Melbourne	(1)(3)	118,828	580,000
Lake Washington Square, Wickham Rd. at Lake Washington Rd., Melbourne		111,811	688,000
Largo Mall, Ulmerton Rd. at Seminole Ave., Largo		575,388	1,888,000

Center and Location	Building	Land
	Area	Area

Market at Southside, Michigan Ave. at Delaney Ave., Orlando		159,835	349,000
Marketplace at Seminole Towne Center, Central Florida Greenway and Rinehart Road, Sanford		493,761	1,743,000
Northridge, E. Commercial Blvd. at Dixie Hwy., Oakland Park		236,170	901,000
Palm Coast Center, State Road 100 & Belle Terre Parkway, Palm Coast	(1)(2)	303,146	1,384,772
Palm Lakes Plaza, Atlantic Boulevard and Rock Island Road, Maragate	(1)(3)	116,402	550,000
Paradise Key at Kelly Plantation, US Highway 98 and Mid Bay Bridge Rd, Destin	(1)(3)	271,777	1,247,123
Pembroke Commons, University at Pines Blvd., Pembroke Pines		314,417	1,394,000
Phillips Crossing, Interstate 4 and Sand Lake Road, Orlando	(2)	91,350	697,000
Phillips Landing, Turkey Lake Rd., Orlando	(2)	253,888	311,000
Pineapple Commons, Us Highway 1 and Britt Rd.	(1)(3)	249,014	762,736
Publix at Laguna Isles, Sheridan St. at SW 196th Ave., Pembroke Pines		69,475	400,000
Quesada Commons, Quesada Avenue and Toledo Blade Boulevard, Port Charlotte	(1)(3)	58,890	312,000
Shoppes at Paradise Isle, 34940 Emerald Coast Pkwy, Destin	(1)(3)	171,837	764,000
Shoppes at Parkland, Hillsboro Boulevard at State Road #7, Parkland		145,652	905,000
Shoppes of Port Charlotte, Toledo Blade Boulevard and Tamiami Trail, Port Charlotte	(1)(3)	41,011	276,000
South Dade, South Dixie Highway and Eureka Drive, Miami	(1)(3)	219,412	1,230,000
Sunrise West Shopping Center, West Commercial Drive and NW 91st Avenue, Sunrise	(1)(3)	76,321	540,000
Sunset 19, US Hwy. 19 at Sunset Pointe Rd., Clearwater		275,910	1,078,000
Tamiami Trail Shops, S.W. 8th St. at S.W. 137th Ave., Miami		110,867	515,000
The Marketplace at Dr. Phillips, Dr. Phillips Boulevard and Sand Lake Road, Orlando	(1)(3)	326,250	1,495,000
The Shoppes at South Semoran, Semoran Blvd. at Pershing Ave.		101,535	451,282
TJ Maxx Plaza, 117th Avenue at Sunset Blvd., Kendall		161,871	540,000
University Palms, Alafaya Trail at McCullough Rd., Oviedo		99,172	522,000
Venice Pines, Center Rd. at Jacaranda Blvd., Venice		97,303	525,000
Vizcaya Square, Nob Hill Rd. at Cleary Blvd., Plantation		112,410	521,000
Westland Terrace Plaza, SR 50 at Apopka Vineland Rd., Orlando		250,954	361,000
Winter Park Corners, Aloma Ave. at Lakemont Ave., Winter Park		102,397	400,000
Florida, Total		8,956,278	38,647,724
Georgia
Brookwood Marketplace, Peachtree Parkway at Mathis Airport Rd., Suwannee		367,170	1,459,000
Brookwood Square, East-West Connector at Austell Rd., Austell		253,448	971,000
Brownsville Commons, Brownsville Road and Hiram-Lithia Springs Road, Powder Springs		81,886	205,000
Camp Creek Marketplace II, Camp Creek Parkway and Carmla Drive, Atlanta		196,283	724,000
Cherokee Plaza, Peachtree Road and Colonial Drive, Atlanta		98,553	336,000
Dallas Commons, US Highway 278 and Nathan Dean Boulevard, Dallas		95,262	244,000
Grayson Commons, Grayson Hwy at Rosebud Rd., Grayson		76,611	507,383
Lakeside Marketplace, Cobb Parkway (US Hwy 41), Acworth		321,688	736,000
Mansell Crossing, North Point Parkway at Mansell Rd	(1)(3)	102,931	582,833
Perimeter Village, Ashford-Dunwoody Rd		387,755	1,803,820
Publix at Princeton Lakes, Carmia Drive and Camp Creek Drive, Atlanta		68,389	336,000
Reynolds Crossing, Steve Reynolds and Old North Cross Rd., Duluth		115,983	407,000
Roswell Corners, Woodstock Rd. at Hardscrabble Rd., Roswell		318,499	784,000
Sandy Plains Exchange, Sandy Plains at Scufflegrit, Marietta		72,784	452,000
South Fulton Town Center, NWC South Fulton Parkway @ Hwy 92, Union City	(1)(2)	178,601	3,554,000
Thompson Bridge Commons, Thompson Bridge Rd. at Mt. Vernon Rd., Gainesville		78,351	540,000
Georgia, Total		2,814,194	13,642,036
Illinois
Burbank Station, S. Cicero Ave. at W. 78th St.		303,566	1,013,380
Illinois, Total		303,566	1,013,380

Center and Location	Building	Land
	Area	Area

Kansas
Kohl's, Wanamaker Rd. at S.W. 17th St., Topeka		115,716	444,000
Shawnee Village, Shawnee Mission Pkwy. at Quivera Rd., Shawnee		135,139	10,000
Kansas, Total		250,855	454,000

Kentucky
Festival at Jefferson Court, Outer Loop at Jefferson Blvd., Louisville		218,396	1,153,000
Millpond Center, Boston at Man O’War, Lexington		151,567	773,000
Regency Shopping Centre, Nicholasville Rd.& West Lowry Lane, Lexington		124,486	590,000
Tates Creek, Tates Creek at Man O’ War, Lexington		179,450	660,000
Kentucky, Total		673,899	3,176,000
Louisiana
14/Park Plaza, Hwy. 14 at General Doolittle, Lake Charles		172,068	535,000
Ambassador Plaza, Ambassador Caffery at W. Congress, Lafayette		101,950	34,915
Conn's Building, Ryan at 17th St., Lake Charles		23,201	36,000
Danville Plaza, Louisville at 19th, Monroe		141,380	539,000
K-Mart Plaza, Ryan St., Lake Charles	(1)(3)	215,948	126,000
Manhattan Place, Manhattan Blvd. at Gretna Blvd., Harvey		263,615	894,000
Orleans Station, Paris, Robert E. Lee at Chatham, New Orleans		0	31,000
Park Terrace, U.S. Hwy. 171 at Parish, DeRidder		131,127	520,000
Prien Lake Plaza, Prien Lake Rd. at Nelson Rd., Lake Charles		213,118	64,950
River Marketplace, Ambassador Caffery at Kaliste Saloom, Lafayette	(1)(3)	342,968	1,029,415
Seigen Plaza, Siegen Lane at Honore Lane, Baton Rouge		349,737	1,000,000
Southgate, Ryan at Eddy, Lake Charles		170,588	511,000
Town & Country Plaza, U.S. Hwy. 190 West, Hammond		226,102	645,000
University Place, 70th St. at Youree Dr., Shreveport	(1)(3)	395,272	1,078,431
Westwood Village, W. Congress at Bertrand, Lafayette		141,346	942,000
Louisiana, Total		2,888,420	7,986,711
Maine
The Promenade, Essex at Summit, Lewiston	(1)	205,034	962,667
Maine, Total		205,034	962,667
Missouri
Ballwin Plaza, Manchester Rd. at Vlasis Dr., Ballwin		200,915	653,000
Western Plaza, Hwy 141 at Hwy 30, Fenton	(1)(3)	56,534	654,000
Missouri, Total		257,449	1,307,000
Nevada
Best in the West, Rainbow at Lake Mead Rd., Las Vegas		436,814	1,516,000
Charleston Commons, Charleston and Nellis, Las Vegas		338,378	1,316,000
College Park S.C., E. Lake Mead Blvd. at Civic Ctr. Dr., North Las Vegas		167,654	721,000
Decatur 215, Decatur at 215	(1)(2)	0	1,103,810
Eastern Horizon, Eastern Ave. at Horizon Ridge Pkwy., Henderson		210,287	478,000
Francisco Centre, E. Desert Inn Rd. at S. Eastern Ave., Las Vegas		148,815	639,000
Mission Center, Flamingo Rd. at Maryland Pkwy, Las Vegas		208,220	570,000
Paradise Marketplace, Flamingo Rd. at Sandhill, Las Vegas		148,713	537,000
Rainbow Plaza, Phase I, Rainbow Blvd. at Charleston Blvd., Las Vegas		136,369	514,518
Rainbow Plaza, Rainbow Blvd. at Charleston Blvd., Las Vegas		278,416	1,033,482
Rancho Towne & Country, Rainbow Blvd. at Charleston Blvd., Las Vegas		87,367	350,000
Tropicana Beltway, Tropicana Beltway at Fort Apache Rd., Las Vegas		640,749	1,466,000
Tropicana Marketplace, Tropicana at Jones Blvd., Las Vegas		142,728	519,000
Westland Fair North, Charleston Blvd. At Decatur Blvd., Las Vegas		576,202	2,344,000
Nevada, Total		3,520,712	13,107,810

Center and Location	Building	Land
	Area	Area

New Mexico
De Vargas, N. Guadalupe at Paseo de Peralta, Santa Fe		312,421	795,000
Eastdale, Candelaria Rd. at Eubank Blvd., Albuquerque		117,623	601,000
North Towne Plaza, Academy Rd. at Wyoming Blvd., Albuquerque		104,034	607,000
Pavillions at San Mateo, I-40 at San Mateo, Albuquerque		195,944	791,000
Plaza at Cottonwood, Coors Bypass Blvd. at Seven Bar Loop Rd., Albuquerque		418,322	386,000
Wyoming Mall, Academy Rd. at Northeastern, Albuquerque		270,271	1,309,000
New Mexico, Total		1,418,615	4,489,000
North Carolina
Avent Ferry, Avent Ferry Rd. at Gorman St., Raleigh		111,650	669,000
Bull City Market, Broad St. at West Main St., Durham		42,517	112,000
Capital Square, Capital Blvd. at Huntleigh Dr., Cary		143,063	607,000
Chatham Crossing, US 15/501 at Plaza Dr., Chapel Hill	(1)(3)	96,155	424,000
Cole Park Plaza, US 15/501 and Plaza Dr., Chapel Hill	(1)(3)	82,258	380,000
Durham Festival, Hillsborough Rd. at LaSalle St., Durham		134,295	487,000
Falls Pointe, Neuce Rd. at Durant Rd., Raleigh		193,331	659,000
Galleria, Galleria Boulevard and Sardis Road, Charlotte		328,144	799,000
Harrison Pointe, Harrison Ave. at Maynard Rd., Cary		130,934	1,343,000
Heritage Station, Forestville Rd. at Rogers Rd., Wake Forest		68,778	392,000
High House Crossing, NC Hwy 55 at Green Level W. Rd., Cary		89,997	606,000
Johnston Road Plaza, Johnston Rd. at McMullen Creek Pkwy., Charlotte		79,508	466,000
Leesville Town Centre, Leesville Rd. at Leesville Church Rd., Raleigh		112,615	904,000
Little Brier Creek, Little Brier Creek Lane and Brier Leaf Lane, Raleigh		63,011	90,000
Lynnwood Collection, Creedmoor Rd at Lynn Road, Raleigh		86,362	429,000
Mineral Springs Village, Mineral Springs Rd. at Wake Forest Rd., Durham		59,859	572,000
Northwoods Market, Maynard Rd. at Harrison Ave., Cary		77,802	431,000
Parkway Pointe, Cory Parkway at S. R. 1011, Cary		80,061	461,000
Pinecrest Plaza, Hwy. 15-501 at Morganton Rd., Pinehurst		250,140	1,438,000
Ravenstone Commons, Hwy 98 at Sherron Rd., Durham		60,424	374,000
Six Forks Station, Six Forks Rd. at Strickland Rd., Raleigh		469,780	1,843,000
Southern Pines, U.S. 15-501 and Bruce Wood Rd, Southern Pines	(2)	0	1,047,000
Steele Creek Crossing, York Rd. at Steele Creek Rd., Charlotte		77,301	491,000
Stonehenge Market, Creedmoor Rd. at Bridgeport Dr., Raleigh		188,521	669,000
Surf City Crossing, Highway 17 and Highway 210, Surf City	(2)	48,756	2,538,476
Waterford Village, US Hwy 17 & US Hwy 74/76, Leland	(1)(2)	52,781	1,264,000
Whitehall Commons, NWC of Hwy. 49 at I-485, Charlotte		444,596	360,000
North Carolina, Total		3,572,639	19,855,476
Oklahoma
Market Boulevard , E. Reno Ave. at N. Douglas Ave., Midwest City		35,765	142,000
Town and Country, Reno Ave at North Air Depot, Midwest City		135,892	540,000
Oklahoma, Total		171,657	682,000
Oregon
Clackamas Square, SE 82nd Avenue and SE Causey Avenue, Portland	(1)(3)	136,739	215,000
Oak Grove Market Center, SE Mcloughlin Blvd & Oak Grove Ave		97,207	292,288
Raleigh Hills Plaza, SW Beaverton-Hillsdale Hwy and SW Scholls Ferry Road, Portland	(1)(3)	39,520	165,000
Oregon, Total		273,466	672,288
South Carolina
Fresh Market Shoppes, 890 William Hilton Head Pkwy, Hilton Head	(1)(3)	86,120	436,000
South Carolina, Total		86,120	436,000

Center and Location	Building	Land
	Area	Area

Tennessee
Bartlett Towne Center, Bartlett Blvd. at Stage Rd., Bartlett		179,364	774,000
Commons at Dexter Lake Phase II, Dexter at N. Germantown, Memphis		61,538	272,792
Commons at Dexter Lake, Dexter at N. Germantown, Memphis		166,958	740,208
Highland Square, Summer at Highland, Memphis		14,490	84,000
Mendenhall Commons, South Mendenahall Rd. and Sanderlin Avenue, Memphis		80,206	250,000
Ridgeway Trace, Memphis	(2)	137,740	275,915
Summer Center, Summer Ave. at Waring Rd., Memphis		148,708	560,000
Tennessee, Total		789,004	2,956,915
Texas
10/Federal, I-10 at Federal		132,472	474,000
Alabama-Shepherd, S. Shepherd at W. Alabama		56,110	176,000
Angelina Village, Hwy. 59 at Loop 287, Lufkin		256,940	1,835,000
Bayshore Plaza, Spencer Hwy. at Burke Rd.		121,966	196,000
Bell Plaza, 45th Ave. at Bell St., Amarillo		130,529	682,000
Bellaire Boulevard, Bellaire at S. Rice		35,081	137,000
Boswell Towne Center, Highway 287 at Bailey Boswell Rd., Saginaw		87,835	137,000
Braeswood Square, N. Braeswood at Chimney Rock		103,336	422,000
Broadway , Broadway at 59th St., Galveston		74,477	220,000
Broadway, S. Broadway at W. 9th St., Tyler		60,400	259,000
Brodie Oaks, South Lamar Blvd. at Loop 360, Austin		335,942	1,050,000
Calder, Calder at 24th St., Beaumont		34,641	95,000
Cedar Bayou, Bayou Rd., La Marque		45,561	51,000
Central Plaza, Loop 289 at Slide Rd., Lubbock		151,196	529,000
Centre at Post Oak, Westheimer at Post Oak Blvd.		182,070	505,000
Champions Village, F.M. 1960 at Champions Forest Dr.		383,779	1,391,000
Coronado, 34th St. at Wimberly Dr., Amarillo		46,829	201,000
Crestview, Bissonnet at Wilcrest		8,970	35,000
Crossroads, I-10 at N. Main, Vidor		115,692	484,000
Cullen Place, Cullen at Reed		7,316	30,000
Cullen Plaza, Cullen at Wilmington		84,517	318,000
Custer Park, SWC Custer Road at Parker Road, Plano		180,568	376,000
Cypress Pointe, F.M. 1960 at Cypress Station		287,364	737,000
Eastpark, Mesa Rd. at Tidwell		114,373	664,000
Edgebrook, Edgebrook at Gulf Fwy.		78,324	360,000
Fiesta Trails, I-10 at DeZavala Rd., San Antonio		488,370	1,589,000
Fiesta Village, Quitman at Fulton		30,249	80,000
Fondren/West Airport, Fondren at W. Airport		56,593	223,000
Food King Place, 25th St. at Avenue P, Galveston		28,062	78,000
Galveston Place, Central City Blvd. at 61st St., Galveston		210,187	828,000
Gateway Station, I-35W and McAlister Rd., Burleson	(1)(2)	30,000	344,286
Gillham Circle, Gillham Circle at Thomas, Port Arthur		33,134	94,000
Glenbrook Square, Telephone Road		76,483	320,000
Griggs Road, Griggs at Cullen		80,114	382,000
Harrisburg Plaza, Harrisburg at Wayside		93,438	334,000
Heights Plaza, 20th St. at Yale		71,777	228,000
Horne Street Market, I-30 & Horne Street, Fort Worth	(2)	0	223,463
Humblewood Shopping Plaza, Eastex Fwy. at F.M. 1960		277,837	784,000
I-45/Telephone Rd. Center, I-45 at Maxwell Street		172,609	819,000
Independence Plaza, Town East Blvd., Mesquite		179,182	787,000
Island Market Place, 6th St. at 9th Ave., Texas City		27,277	90,000
Jacinto City, Market at Baca	(1)	49,138	134,000
Killeen Marketplace, 3200 E. Central Texas Expressway, Killeen		251,137	512,000
Lake Pointe Market Center, Dalrock Rd. at Lakeview Pkwy., Rowlett		124,036	218,158
Las Tiendas Plaza, Expressway 83 at McColl Rd., McAllen	(1)(3)	530,067	910,000
Lawndale, Lawndale at 75th St.		51,393	177,000
League City Plaza, I-45 at F.M. 518, League City		126,990	680,000
Little York Plaza, Little York at E. Hardy		117,353	483,000
Lone Star Pavilions, Texas at Lincoln Ave., College Station		106,907	439,000
Lyons Avenue, Lyons at Shotwell		67,629	178,000
Market at Nolana, Nolana Ave and 29th St., McAllen	(1)(2)(3)	222,248	508,000
Market at Sharyland Place, U.S. Expressway 83 and Shary Road, Mission	(1)(2)(3)	91,411	543,000

Center and Location	Building	Land
	Area	Area

Market at Town Center, Town Center Blvd., Sugar Land		375,820	1,733,000
Market at Westchase, Westheimer at Wilcrest		84,084	318,000
Montgomery Plaza, Loop 336 West at I-45, Conroe		296,837	1,179,000
Moore Plaza, S. Padre Island Dr. at Staples, Corpus Christi		533,577	1,491,000
New Boston Road, New Boston at Summerhill, Texarkana		97,000	335,000
North Creek Plaza, Del Mar Blvd. at Hwy. I-35, Laredo		448,756	1,251,000
North Main Square, Pecore at N. Main		18,515	64,000
North Oaks, F.M. 1960 at Veterans Memorial		417,279	1,646,000
North Park Plaza, Eastex Fwy. at Dowlen, Beaumont	(1)(3)	281,401	636,000
North Sharyland Towne Crossing, Shary Rd. at North Hwy. 83, Mission	(1)(2)(3)	0	966,000
North Towne Plaza, U.S. 77 and 83 at SHFM 802, Brownsville	(1)(2)	117,000	1,258,551
North Triangle , I-45 at F.M. 1960		16,060	113,000
Northbrook Center, Northwest Fwy. at W. 34th		172,479	655,000
Northcross, N. 10th St. at Nolana Loop, McAllen	(1)(3)	76,391	218,000
Northway, Northwest Fwy. at 34th		217,136	793,000
Northwest Crossing, N.W. Fwy. at Hollister	(1)(3)	304,064	884,000
Oak Forest, W. 43rd at Oak Forest		147,674	541,000
Oak Park Village, Nacogdoches at New Braunfels, San Antonio		64,287	221,000
Old Navy Building, 1815 10th Street, McAllen	(1)(3)	15,000	62,000
Orchard Green, Gulfton at Renwick		74,983	273,000
Overton Park Plaza, SW Loop 820/Interstate 20 at South Hulen St., Ft. Worth		463,302	1,636,000
Palmer Plaza, F.M. 1764 at 34th St., Texas City		196,506	367,000
Parliament Square II, W. Ave. at Blanco, San Antonio		54,541	220,919
Parliament Square, W. Ave. at Blanco, San Antonio		64,950	263,081
Phelan West, Phelan at 23rd St., Beaumont	(1)(3)	82,221	88,509
Phelan, Phelan at 23rd St, Beaumont		12,000	63,000
Pitman Corners, Custer Road at West 15th, Plano		192,283	699,000
Plantation Centre, Del Mar Blvd. at McPherson Rd., Laredo		134,919	596,000
Portairs, Ayers St. at Horne Rd., Corpus Christi		118,233	416,000
Preston Shepard Place, Preston Rd. at Park Blvd.	(1)(3)	363,337	1,359,072
Randall's /Cypress Station, F.M. 1960 at I-45		138,974	618,000
Randall's /Kings Crossing, Kingwood Dr. at Lake Houston Pkwy.		127,525	624,000
Randall's /Norchester, Grant at Jones		107,200	475,000
Richmond Square, Richmond Ave. at W. Loop 610		93,870	135,000
River Oaks East, W. Gray at Woodhead		71,265	206,000
River Oaks West, W. Gray at S. Shepherd		234,198	609,000
River Pointe, I-45 at Loop 336, Conroe		189,703	310,000
Rockwall, I-30 at Market Center Street, Rockwall		209,051	933,000
Rose-Rich, U.S. Hwy. 90A at Lane Dr., Rosenberg		103,385	386,000
Sharyland Towne Crossing, Shary Rd. at Hwy. 83, Mission	(1)(2)(3)	343,583	2,008,000
Sheldon Forest North , North, I-10 at Sheldon		22,040	131,000
Sheldon Forest South , North, I-10 at Sheldon	(1)	75,340	328,000
Shops at Three Corners, S. Main at Old Spanish Trail	(1)	252,140	1,007,143
South 10th St. HEB, S. 10th St. at Houston St., McAllen	(1)(3)	103,702	368,000
Southcliff, I-20 at Grandbury Rd., Ft. Worth		115,827	568,000
Southgate, Calder Ave. at 6th St., Beaumont		33,555	118,000
Southgate, W. Fuqua at Hiram Clark		125,440	533,000
Spring Plaza, Hammerly at Campbell		56,166	202,000
Starr Plaza, U.S. Hwy. 83 at Bridge St., Rio Grande City	(1)(2)(3)	176,812	742,000
Steeplechase, Jones Rd. at F.M. 1960		294,501	849,000
Stella Link , Stella Link at S. Braeswood		96,396	423,588
Stevens Ranch, NEC SH 211 and Potranco Road, San Antonio	(1)(2)	0	8,656,243
Studemont, Studewood at E. 14th St		28,466	91,000

Center and Location	Building	Land
	Area	Area

Ten Blalock Square, I-10 at Blalock		97,217	321,000
Thousand Oaks, Thousand Oaks Dr. at Jones Maltsberger Rd., San Antonio		162,882	730,000
Tomball Marketplace, FM 2920 and Future 249, Tomball	(2)	85,000	2,431,000
Town and Country, 4th St. at University, Lubbock		30,743	339,000
Valley View, West Ave. at Blanco Rd., San Antonio		89,859	341,000
Village Arcade, University at Kirby		57,219	276,503
Village Arcade-Phase II , University at Kirby		28,371	60,099
Village Arcade-Phase III, University at Kirby		106,879	231,156
Westchase Center, Westheimer at Wilcrest		332,544	754,000
Westhill Village, Westheimer at Hillcroft		130,562	479,000
Westmont, Dowlen at Phelan, Beaumont		98,071	507,000
Westover Square, 151 and Ingram, San Antonio	(1)(2)	0	369,741
Westwood Center, Culebra Road and Westwood Loop, San Antonio	(2)	5,000	1,262,177
Wolflin Village, Wolflin Ave. at Georgia St., Amarillo		193,284	421,000
Texas, Total		16,567,314	72,539,689
Utah
Alpine Valley Center, Main St. at State St., American Fork	(1)(3)	224,654	447,045
Taylorsville Town Center, West 4700 South at Redwood Rd., Taylorsville		134,214	399,000
West Jordan Town Center, West 7000 South at S. Redwood Rd., West Jordan		304,899	814,000
Utah, Total		663,767	1,660,045
Washington
Meridian Town Center, Meridian Avenue East and 132nd Street East, Puyallup	(1)(3)	143,012	535,000
Mukilteo Speedway Center, Mukilteo Speedway, Lincoln Way, and Highway 99, Lynnwood	(1)(3)	90,273	355,000
Rainer Square Plaza, Rainer Avenue South and South Charleston Street, Seattle	(1)(3)	107,423	345,000
South Hill Center, 43rd Avenue Southwest and Meridian Street South, Puyallup	(1)(3)	134,020	515,000
Village at Liberty Lake, E. Country Vista Dr. at N. Liberty Rd., Liberty Lake	(1)(2)(3)	132,874	112,088
Washington, Total		607,602	1,862,088
Industrial
California
Siempre Viva Business Park, Siempre Viva Rd. at Kerns St., San Diego	(1)(3)	726,766	1,760,000
California, Total		726,766	1,760,000
Florida
1801 Massaro, 1801 Massaro Blvd., Tampa		159,000	337,000
Hopewell Industrial Center, Old Hopewell Boulevard and U.S. Highway 301, Tampa		224,483	486,000
Lakeland Industrial Center, I-4 at County Rd., Lakeland		600,000	1,535,000
Lakeland Interestate Industrial Park I, Interstate Drive and Kathleen Rd., Lakeland		168,400	425,000
Tampa East Industrial Portfolio, 1841 Massaro Blvd., Tampa		512,923	1,342,000
Florida, Total		1,664,806	4,125,000
Georgia
6485 Crescent Drive, I-85 at Jimmy Carter Blvd., Norcross	(1)(3)	360,460	965,000
Atlanta Industrial Park , Atlanta Industrial Pkwy. at Atlanta Industrial Dr., Atlanta		120,200	381,918
Atlanta Industrial Park II & VI, Atlanta Industrial Pkwy. at Atlanta Industrial Dr., Atlanta		382,100	1,214,068
Atlanta Industrial Parkway, Atlanta Industrial Pkwy. at Atlanta Industrial Dr., Atlanta		50,000	159,014
Kennesaw 75, 3850-3900 Kennesaw Prkwy, Kennesaw		178,467	491,000
Riverview Distribution Center, Fulton Industrial Blvd. at Camp Creek Parkway		265,200	1,301,791
Sears Logistics, 3700 Southside Industrial Way, Atlanta	(1)(3)	402,554	890,000
South Park 3075, Anvil Block Rd and SouthPark Blvd, Atlanta		234,525	1,022,292
Southside Industrial Parkway, Southside Industrial Pkwy at Jonesboro Rd., Atlanta		72,000	242,000
Westlake 125, Camp Creek Parkway and Westlake Parkway, Atlanta		154,464	422,048
Georgia, Total		2,219,970	7,089,131
Tennessee
Crowfarn Drive Warehouse, Crowfarn Dr. at Getwell Rd., Memphis	(1)(3)	158,849	315,000
Outland Business Center, Outland Center Dr., Memphis	(1)(3)	410,138	1,215,000

Center and Location	Building	Land
	Area	Area

Southpoint I & II, Pleasant Hill Rd. at Shelby Dr., Memphis		570,940	1,127,000
Tennessee, Total		1,139,927	2,657,000
Texas
1625 Diplomat Drive, SWC Diplomat Dr. at McDaniel Dr., Carrollton		106,140	199,000
610 and 11th St. Warehouse, Loop 610 at 11th St.	(1)(3)	243,642	540,000
610 and 11th St. Warehouse, Loop 610 at 11th St.		104,975	202,000
610/288 Business Park , Cannon Street	(1)(3)	295,426	480,000
Beltway 8 Business Park, Beltway 8 at Petersham Dr.		157,498	499,000
Blankenship Building, Kempwood Drive		59,729	175,000
Braker 2 Business Center, Kramer Ln. at Metric Blvd., Austin		27,359	93,000
Brookhollow Business Center, Dacoma at Directors Row		133,553	405,000
Central Park Northwest VI, Central Pkwy. at Dacoma		175,348	518,000
Central Park Northwest VII, Central Pkwy. at Dacoma		103,602	283,000
Central Plano Business Park, Klein Rd. at Plano Pkwy., Plano		137,785	415,000
Claywood Industrial Park, Clay at Hollister		390,141	1,761,000
Corporate Center Park I and II, Putnam Dr. at Research Blvd., Austin		119,452	326,000
Crosspoint Warehouse, Crosspoint		72,505	179,000
Freeport Business Center, 13215 N. Promenade Blvd., Stafford		251,385	635,000
Freeport Commerce Center, Sterling Street and Statesman Drive, Irving		50,590	196,000
Houston Cold Storage Warehouse, 7080 Express Lane		128,752	345,189
Interwest Business Park, Alamo Downs Parkway, San Antonio		219,245	742,000
Isom Business Park, 919-981 Isom Road, San Antonio		175,200	462,000
Jester Plaza Office Service Center, West T.C. Jester		100,605	244,000
Jupiter Service Center, Jupiter near Plano Pkwy., Plano		78,480	234,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr.		113,218	327,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr.	(1)(3)	219,489	530,000
Lathrop Warehouse, Lathrop St. at Larimer St.	(1)(3)	251,890	435,000
Manana Office Center, I-35 at Manana, Dallas		223,128	470,000
McGraw Hill Distribution Center, 420 E. Danieldale Rd, DeSoto		417,938	888,000
Midpoint I-20 Distribution Center, New York Avenue and Arbrook Boulevard, Arlington		253,165	593,000
Midway Business Center, Midway at Boyington, Carrollton		141,246	309,000
Navigation Business Park, Navigation at N. York	(1)(3)	238,321	555,000
Newkirk Service Center, Newkirk near N.W. Hwy., Dallas		105,892	223,000
Northeast Crossing Office/Service Center, East N.W. Hwy. at Shiloh, Dallas		78,700	199,000
Northway Park II, Loop 610 East at Homestead	(1)(3)	303,483	745,000
Northwest Crossing Office/Service Center, N.W. Hwy. at Walton Walker, Dallas		126,984	290,000
Oak Hills Industrial Park, Industrial Oaks Blvd., Austin		89,858	340,000
O'Connor Road Business Park, O’Connor Road, San Antonio		150,091	459,000
Railwood F, Market at U.S. 90	(1)(3)	300,000	560,000
Railwood Industrial Park, Mesa at U.S. 90	(1)(3)	497,656	1,060,000
Railwood Industrial Park, Mesa at U.S. 90		402,680	1,141,764
Randol Mill Place, Randol Mill Road, Arlington		54,639	178,000
Redbird Distribution Center, Joseph Hardin Drive, Dallas		110,839	233,000
Regal Distribution Center, Leston Avenue, Dallas		202,559	318,000
Rutland 10 Business Center, Metric Blvd. At Centimeter Circle, Austin		54,000	139,000
Sherman Plaza Business Park, Sherman at Phillips, Richardson		101,137	312,000
South Loop Business Park, S. Loop at Long Dr.	(1)(3)	92,450	206,000
Southpark A,B,C, East St. Elmo Rd. at Woodward St., Austin		78,276	238,000
Southpoint Service Center, Burleson at Promontory Point Dr., Austin		57,667	234,000
Southport Business Park 5, South Loop 610		160,653	358,000
Southwest Park II Service Center, Rockley Road		67,700	216,000
Space Center Industrial Park, Pulaski St. at Irving Blvd., Dallas		264,582	426,000
Stonecrest Business Center, Wilcrest at Fallstone		110,641	308,000
Town & Country Commerce Center, I-10 at Beltway 8		206,000	0

Center and Location	Building	Land
	Area	Area

Wells Branch Corporate Center, Wells Branch Pkwy., Austin		59,144	183,000
West 10 Business Center II, Wirt Rd. at I-10		82,658	147,000
West Loop Commerce Center, W. Loop N. at I-10		34,256	91,000
West-10 Business Center, Wirt Rd. at I-10		102,087	331,000
Westgate Service Center, Park Row Drive at Whiteback Dr.		119,786	499,000
Texas, Total		9,004,225	22,474,953
Virginia
Enterchange at Meadowville, 2101 Bermuda Hundred Dr, Chester	(1)(3)	226,809	845,717
Enterchange at Northlake A, 11900-11998 North Lakeridge Parkway, Ashland		215,077	697,831
Enterchange at Northlake C, North Lakeridge Parkway & Northlake Park Dr, Ashland	(1)(3)	293,115	677,794
Enterchange at Walthall A & B, 1900-1998 Ruffin Mill Rd, Colonial Heights	(1)(3)	606,780	1,467,536
Enterchange at Walthall C, 1936-1962 Ruffin Mill Rd, Colonial Heights	(1)(3)	261,922	864,840
Enterchange at Walthall D, 1700-1798 Ruffin Mill Rd, Colonial Heights		171,222	752,020
Interport Business Center A, 4800-4890 Eubank Road, Richmond	(1)(3)	447,412	1,037,556
Interport Business Center B, 4700-4790 Eubank Road, Richmond	(1)(3)	118,000	277,477
Interport Business Center C, 5300-5390 Laburnum Ave, Richmond	(1)(3)	54,885	154,202
Virginia, Total		2,395,222	6,774,973

Other
Arizona
Arcadia Biltmore Plaza, Campbell Ave. at North 36th St., Phoenix		13,879	74,000
Arizona, Total		13,879	74,000
Texas
1919 North Loop West, Hacket Drive at West Loop 610 North		132,978	157,000
Citadel Plaza, Citadel Plaza Dr.		13,460	170,931
Texas, Total		146,438	327,931

Center and Location	Land
Area

Unimproved Land
Arizona
Mohave Crossroads	7,185
Arizona, Total	7,185
Louisiana
70th St. at Mansfield Rd., Shreveport	41,704
U.S. Highway 171 at Parish, DeRidder	462,000
Louisiana, Total	503,704
North Carolina
Crabtree Towne Center, Creedmoor (Highway 50) and Crabtree Valley Avenue, Raleigh	576,000
The Shoppes at Caveness Farms	3,380,000
North Carolina, Total	3,956,000
Texas
9th Ave. at 25th St., Port Arthur	243,000
Bissonnet at Wilcrest	84,629
Citadel Plaza at 610 North Loop	137,000
East Orem	122,000
Festival Plaza, Helotes, TX	75,000
Highway 3 at Highway 1765, Texas City	201,000
Kirkwood at Dashwood Drive	322,000
Mesa Road at Tidwell	901,000
Northwest Freeway at Gessner	340,456
River Pointe Drive at Interstate 45, Conroe	118,483
Rock Prairie Marketplace, Rock Prairie Rd. at Hwy. 6, College Station	2,590,000
Shaver at Southmore, Pasadena	17,000
West Little York at Interstate 45	161,000
West Loop North at Interstate 10	145,000
Texas, Total	5,457,568

Weingarten Realty Investors
Property Listing at December 31, 2007

ALL PROPERTIES BY STATE	Number of Properties	Building Total Square Feet	Land Total Square Feet
Arizona	26	3,511,919	13,204,274
Arkansas	3	357,740	1,489,000
California	30	5,221,813	18,327,575
Colorado	12	3,135,456	12,571,197
Florida	50	10,621,084	42,772,724
Georgia	24	5,034,164	20,731,167
Illinois	1	303,566	1,013,380
Kansas	2	250,855	454,000
Kentucky	4	673,899	3,176,000
Louisiana	15	2,888,420	8,490,415
Maine	1	205,034	962,667
Missouri	2	257,449	1,307,000
Nevada	13	3,520,712	13,107,810
New Mexico	6	1,418,615	4,489,000
North Carolina	27	3,572,639	23,811,476
Oklahoma	2	171,657	682,000
Oregon	3	273,466	672,288
South Carolina	1	86,120	436,000
Tennessee	9	1,928,931	5,613,915
Texas	167	25,717,977	100,800,141
Utah	3	663,767	1,660,045
Virginia	9	2,395,222	6,774,973
Washington	5	607,602	1,862,088
Grand Total	415	72,818,107	284,409,135
Total Retail	335	55,506,874	229,201,690
Total Industrial	77	17,150,916	44,881,057
Total Unimproved Land			9,924,457
Total Other	3	160,317	401,931

___________________________
Total square footage includes 464,561 square feet of building area and 11,875,005 square feet of land leased from others.

Footnotes for detail property listing

(1)  Denotes partial ownership.  The square feet figures represent WRI's proportionate ownership of the property held by the joint venture or partnership.

(2)  Denotes property currently under development.

(3)  Denotes properties that are not consolidated under generally accepted accouting principles.

NOTE:  Square feet is reflective of area available to be leased.  Certain listed properties may have additional square feet under WRI ownership.

General.  In 2007, no single property accounted for more than 1.8% of our total assets or 1.4% of gross revenues.  The five largest properties, in the aggregate, represented approximately 6.4% of our gross revenues for the year ended December 31, 2007; otherwise, none of the remaining properties accounted for more than 1.1% of our gross revenues during the same period.  The weighted average occupancy rate for all of our improved properties as of December 31, 2007 was 94.4% compared to 94.1% as of December 31, 2006.

Substantially all of our properties are owned directly by us (subject in some cases to mortgages), although our interests in some properties are held indirectly through interests in real estate joint ventures or under long-term leases.  In our opinion, our properties are well maintained and in good repair, suitable for their intended uses, and adequately covered by insurance.

We participate in 65 real estate joint ventures or partnerships that hold 116 of our properties.  Our ownership interest ranges from 7.8% to 99%; we are normally the managing or operating partner and receive a fee for acting in this capacity.

We may use a DownREIT operating partnership structure in the acquisition of some real estate properties. In these transactions, a fair value purchase price is agreed upon between us, as general partner of the DownREIT, and the seller where the seller receives operating partnership units in exchange for some or all of its ownership interest in the property.  Each operating partnership unit is the equivalent of one of our common shares of beneficial interest.  These units generally allow our partners the right to put their limited partnership units interest to us on or after the first anniversary of the entity’s formation.  We may acquire these limited partnership units for either cash or a fixed number of our common shares of beneficial interest at our discretion.

Shopping Centers.  At December 31, 2007, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 303 developed income-producing properties and 32 properties under various stages of construction and development, which are located in 22 states spanning the USA from coast to coast.

Our shopping centers are primarily neighborhood and community shopping centers that typically range in size from 100,000 to 600,000 square feet of building area, as distinguished from large regional enclosed malls and small strip centers, which generally contain 5,000 to 25,000 square feet. Almost none of the centers have climatized common areas, but are designed to allow retail customers to park their automobiles in close proximity to any retailer in the center.  Our centers are customarily constructed of masonry, steel and glass, and all have lighted, paved parking areas, which are typically landscaped with berms, trees and shrubs.  They are generally located at major intersections in close proximity to neighborhoods that have existing populations sufficient to support retail activities of the types conducted in our centers.

We have approximately 7,500 separate leases with 5,700 different tenants.  Included among our top revenue-producing tenants are:  The Kroger Co., T.J.X. Companies, Safeway, Ross Stores, Publix, Home Depot, Office Depot, Blockbuster Video, Barnes & Noble and Gap. The diversity of our tenant base is also evidenced by the fact that our largest tenant accounted for only 2.9% of rental revenues during 2007.

In the ordinary course of business, we have tenants who cease making payments under their leases or who file for bankruptcy protection.  We are unable to predict or forecast the timing of store closings or unexpected vacancies.  While we believe the effect of this will not have a material impact on our financial position, results of operations, or liquidity due to the significant diversification of our tenant base, the uncertainty in the commercial credit markets could result in a negative impact.

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

Most of our leases provide for the monthly payment in advance of fixed minimum rentals, the tenants' prorata share of ad valorem taxes, insurance (including fire and extended coverage, rent insurance and liability insurance) and common area maintenance for the center (based on estimates of the costs for these items).  They also provide for the payment of additional rentals based on a percentage of the tenants' sales.  Utilities are generally paid directly by tenants except where common metering exists with respect to a center.  In this case we make payments for the utilities, and the tenants on a monthly basis reimburse us.  Generally, our leases prohibit the tenant from assigning or subletting its space.  They also require the tenant to use its space for the purpose designated in its lease agreement and to operate its business on a continuous basis.  Some of the lease agreements with major tenants contain modifications of these basic provisions in view of the financial condition, stability or desirability of those tenants.  Where a tenant is granted the right to assign its space, the lease agreement generally provides that the original lessee will remain liable for the payment of the lease obligations under that lease agreement.

During 2007, we invested approximately $458.4 million in the acquisition of operating retail properties.  Approximately $417.3 million was invested in 13 shopping centers and $41.1 million was invested in four unconsolidated joint ventures to acquire seven retail properties.

A portfolio of six retail properties was purchased in January and March 2007, including five properties in Tucson, Arizona and one in Scottsdale, Arizona.  The centers are leased to a diverse mix of national retailers including Wal-Mart, Safeway, Walgreens, Kohl’s, Home Depot, PetSmart and Circuit City.  This acquisition added 801,551 square feet to our portfolio and represented a total investment of $140 million.  This purchase transaction includes an earnout provision of approximately $29 million that is contingent upon the subsequent development of space by the property seller.  This contingency agreement expires in 2010.

Cherokee Plaza, acquired in January 2007, is a 98,553 square foot grocery-anchored neighborhood center located in the prestigious Buckhead area in Atlanta, Georgia.  The 100% occupied property is anchored by a 57,000 square foot Kroger.

Sunrise West Shopping Center, acquired in January 2007, is a 76,321 square foot grocery-anchored neighborhood center located in Sunrise (Miami), Florida.  This property is anchored by a 44,000 square foot Publix.  Cole Park Plaza, acquired in February 2007, is an 82,258 square foot retail development located in Chapel Hill (Durham), North Carolina next to our existing Chatham Crossing shopping center.  Both Sunrise and Cole Park were acquired through an existing unconsolidated joint venture with AEW Capital Management.

Oak Grove Market Center, acquired in June 2007, is a 97,207 square foot grocery-anchored shopping center located in Portland, Oregon.  The center is anchored by a 53,000 square foot Safeway.

In July 2007, we acquired a portfolio of five retail power centers, adding 1.4 million square feet to our portfolio under management.  Three of the retail power centers in Florida, Georgia and Texas were acquired through a new unconsolidated real estate joint venture with PNC Realty Investors on behalf of its institutional client, AFL-CIO Building Investment Trust (the “BIT”).  We own 20% of this joint venture with the BIT owning 80%.  The remaining two centers, one in Atlanta, Georgia and the other in Chicago, Illinois, were wholly acquired by us.

Countryside Centre, a 242,123 square foot community center located in the St. Petersburg/Clearwater Area of Florida, was also acquired in July 2007.  This center is anchored by Albertson’s, TJ Maxx, Home Goods and Shoe Carnival.

Stella Link Shopping Center is a 28,510 square foot shopping center located in Houston, Texas, which was acquired in August 2007.  This retail center is adjacent to one of our operating properties, which is anchored by Sellers Brothers and Burke’s Outlet.

The Shoppes at South Semoran is a 101,535 square foot shopping center located in suburban Orlando, Florida, which was acquired in September 2007.  This 100% occupied center is anchored by a 57,000 square foot Winn Dixie.

In September 2007, we acquired a 10% interest in Tully Corners Shopping Center through a tenancy-in-common arrangement.  This 115,992 square foot grocery-anchored shopping center, located in San Jose, California, is anchored by Save Mart, Petco and Party City.

In October 2007, we acquired a 10% interest in Paradise Key Shopping Center through a tenancy-in-common arrangement.  This 271,777 square foot grocery-anchored shopping center is located in Destin, Florida.

In December 2007, we acquired our partner’s 50% interest in Tropicana Beltway located in Las Vegas, Nevada.  The center is anchored by Lowe’s and Wal-Mart.

In 2007, we sold 17 shopping centers totaling 1.8 million square feet of building area, of which nine were located in Texas, three in Louisiana, two each in Colorado and Illinois and one in Georgia.  Sales proceeds from these dispositions totaled $243.2 million and generated gains of $80.9 million.  Three of these shopping centers were each held in a 50% consolidated real estate joint venture.  These real estate joint ventures are consolidated in our financial statements because we exercise financial and operating control.

In December 2007, a retail center in Highland Ranch, Colorado was sold.  This property was held in a 40%-owned unconsolidated real estate joint venture, and our share of the sales proceeds and gain generated was $11.2 million and $2.2 million, respectively.

Industrial Properties.  At December 31, 2007, we owned, either directly or through our interest in real estate joint ventures or partnerships, 77 industrial projects and three other operating properties totaling approximately 17.3 million square feet of building area.  Our industrial properties consist of bulk warehouse, business distribution and office-service center assets ranging in size from 13,000 to 727,000 square feet.  Similar to our shopping centers, these properties are customarily constructed of masonry, steel and glass, and have lighted, concrete parking areas and are well landscaped.  The national and regional tenants in our industrial centers include Hitachi Transport Systems, Sears Logistics, Publix, Shell, Rooms to Go, UPS Supply Chain Solutions, Sanderson Industries, Stone Container, General Electric Company, G.E. Polymershapes, Inc., Interline Brands, Inc., Constar International, Inc., Rooftop Systems Inc., Wells Fargo Bank and Iron Mountain.  Our properties are located in California, Florida, Georgia, Tennessee, Texas and Virginia.  During 2007, we invested approximately $85.8 million in the acquisition of seven industrial properties and one office building, and $21.2 million was invested in an unconsolidated real estate joint venture to acquire seven industrial properties.

Lakeland Business Park, acquired in January 2007, is a 100% leased 168,400 square foot industrial business center located in Lakeland (Tampa), Florida.

In April and May 2007, we acquired a portfolio of 10 high quality industrial buildings located in Richmond, Virginia for a purchase price of $136 million, including $6 million that is contingent upon the lease up of vacant space by the property seller.  This contingency agreement expires in 2009.  Eight of the buildings were acquired through an existing 20%-owned unconsolidated joint venture with PNC Realty Investors on behalf of its institutional client the BIT.  The remaining two buildings were acquired directly by us.  This portfolio added 2.4 million square feet under management.

Town & Country Commerce Center, acquired in June 2007, is a 206,000 square foot industrial distribution center located in Houston, Texas.  The property is 100% leased to Arizona Tile and Seitel Solution Tech Center.

Riverview Distribution Center, acquired in August 2007, is a 265,200 square foot industrial center located in Atlanta, Georgia.  It is anchored by 109,000 square foot CHEP USA.

In October 2007, we acquired Westlake Industrial Centre, a 154,464 square foot industrial building, and Southpark Industrial Centre, a 234,525 square foot industrial center, both of which are located in Atlanta, Georgia.

In 2007, we sold an industrial distribution center totaling 152,000 square feet and an industrial building totaling 90,000 square feet.  Both of these properties are located in Texas.  Sales proceeds from these dispositions totaled $10.7 million and generated gains of $3.7 million.

Unimproved Land.  At December 31, 2007, we owned 19 parcels of unimproved land consisting of approximately 9.9 million square feet of land area located in Arizona, Louisiana, North Carolina and Texas.  These properties include approximately 1.6 million square feet of land adjacent to certain of our existing developed properties, which may be used for expansion of these developments, as well as approximately 8.3 million square feet of land, which may be used for new development.  Most of these unimproved properties are served by roads and utilities and are suitable for development as shopping centers or industrial projects, and we intend to emphasize the development of these parcels for such purpose.

New Development Properties. At December 31, 2007, we had 32 projects under construction or in preconstruction stages with an estimated final square footage of approximately 9.1 million.  These properties are slated to be completed over the next one to five years.

In 2007, under our merchant development program, we sold two vacant industrial buildings in San Diego, California; one shopping center in Phoenix, Arizona, the River Pointe apartments in Conroe, Texas and 17 parcels of land, of which 11 were located in Texas, three in Arizona and one each in Florida, Louisiana and Tennessee.  Sales proceeds from these dispositions totaled $103.0 million and generated gains of $16.4 million.  At a 50%-owned unconsolidated joint venture, a land parcel was sold in Liberty Lakes, Washington.  Our share of the sales proceeds and the gain generated totaled $1.5 million and $.6 million, respectively.

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

ITEM 4.                      Submission of Matters to a Vote of Shareholders

None.

PART II

ITEM 5.                      Market for Registrant's Common Shares of Beneficial Interest, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares of beneficial interest are listed and traded on the New York Stock Exchange under the symbol "WRI."  The number of holders of record of our common shares of beneficial interest as of January 31, 2008 was 3,305.  The closing high and low sale prices per common share as reported on the New York Stock Exchange, and dividends per share paid for the fiscal quarters indicated were as follows:

	High	Low	Dividends

2007:
Fourth	$44.82	$31.44	$.495
Third	42.15	36.34	.495
Second	49.00	40.84	.495
First	52.16	46.06	.495

2006:
Fourth	$47.83	$42.72	$.465
Third	43.26	38.19	.465
Second	40.56	37.10	.465
First	41.76	38.66	.465

The following table summarizes the equity compensation plans under which our common shares of beneficial interest may be issued as of December 31, 2007:

	Number of shares to	Weighted average
	be issued upon exercise	exercise price of	Number of shares
	of outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance

Equity compensation plans approved by shareholders	2,840,290	$ 32.66	2,626,360

Equity compensation plans not approved by shareholders	―	―	―

Total	2,840,290	$ 32.66	2,626,360

Performance Graph

The graph below provides an indicator of cumulative total shareholder returns for us as compared with the S&P 500 Stock Index and the NAREIT All Equity Index, weighted by market value at each measurement point.  The graph assumes that $100 was invested on December 31, 2002 in our common shares of beneficial interest and that all dividends were reinvested by the shareholder.

Comparison of Five Year Cumulative Return

	2003	2004	2005	2006	2007

Weingarten	127.19	181.08	178.82	227.97	163.05
S&P 500 Index	128.68	142.69	149.70	173.34	182.87
The NAREIT All Equity Index	137.13	180.44	202.38	273.34	230.45

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

Repurchases of our common shares of beneficial interest for the quarter ended December 31, 2007 are as follows:

	(a)	(b)	(c)	(d)
	Total	Average	Total Number of	Maximum Dollar
	Number	Price	Shares Purchased	Value of Shares that
	of Shares	Paid per	as Part of Publicly	May Yet be Purchased
Period	Purchased	Share	Announced Program	Under the Program
November 1, 2007 to November 30, 2007	1,370,073	$36.47	1,370,073	$196,715,648

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

	(Amounts in thousands, except per share amounts)
	Year Ended December 31,
	2007	2006	2005	2004	2003

Revenues (primarily real estate rentals)	$599,054	$538,194	$487,856	$441,144	$361,757
Expenses:
Depreciation and amortization	131,708	121,471	110,956	98,727	78,139
Other	201,798	174,471	146,778	137,674	110,360
Total	333,506	295,942	257,734	236,401	188,499
Operating Income	265,548	242,252	230,122	204,743	173,258
Interest Expense	(148,829)	(145,374)	(129,160)	(116,142)	(90,214)
Interest and Other Income	8,486	9,044	2,860	1,389	1,562
Loss on Redemption of Preferred Shares				(3,566)	(2,739)
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	19,853	14,655	6,610	5,384	4,681
Income Allocated to Minority Interests	(10,237)	(6,414)	(6,060)	(4,928)	(2,723)
Gain on Land and Merchant Development Sales	16,385	7,166	804
Gain on Sale of Properties	4,086	22,493	22,306	1,562	667
Provision for Income Taxes	(4,073)	(1,366)
Income from Continuing Operations	151,219	142,456	127,482	88,442	84,492
Income from Discontinued Operations (1)	86,798	162,554	92,171	52,939	31,788
Net Income	$238,017	$305,010	$219,653	$141,381	$116,280

Net Income Available to Common Shareholders	$212,642	$294,909	$209,552	$133,911	$97,880
Per Share Data - Basic:
Income from Continuing Operations	$1.47	$1.51	$1.32	$0.94	$0.84
Net Income	$2.49	$3.36	$2.35	$1.55	$1.24
Weighted Average Number of Shares	85,504	87,719	89,224	86,171	78,800
Per Share Data - Diluted:
Income from Continuing Operations	$1.46	$1.50	$1.32	$0.94	$0.84
Net Income	$2.44	$3.27	$2.31	$1.54	$1.24
Weighted Average Number of Shares	88,893	91,779	93,166	89,511	81,574

Property (at cost)	$4,972,344	$4,445,888	$4,033,579	$3,751,607	$3,200,091
Total Assets	$4,993,343	$4,373,887	$3,737,741	$3,470,318	$2,923,094
Debt	$3,165,059	$2,941,039	$2,348,504	$2,138,842	$1,835,126

Other Data:
Cash Flows from Operating Activities	$223,309	$242,592	$200,525	$203,886	$162,316
Cash Flows from Investing Activities	$(480,630)	$(314,686)	$(105,459)	$(349,654)	$(331,503)
Cash Flows from Financing Activities	$252,095	$100,407	$(97,791)	$170,928	$168,623
Cash Dividends per Common Share	$1.98	$1.86	$1.76	$1.66	$1.56

Funds from Operations: (2)
Net Income Available to Common Shareholders	$212,642	$294,909	$209,552	$133,911	$97,880
Depreciation and Amortization	141,150	131,792	125,742	114,342	90,367
Gain on Sale of Properties	(86,076)	(172,056)	(87,561)	(26,316)	(7,273)
Total	$267,716	$254,645	$247,733	$221,937	$180,974

(1)
SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires the operating results and gain (loss) on the sale of operating properties to be reported as discontinued operations for all periods presented.

(2)
The National Association of Real Estate Investment Trusts defines funds from operations (“FFO”) as net income (loss) available to common shareholders computed in accordance with generally accepted accounting principles, excluding gains or losses from sales of operating real estate assets and extraordinary items, plus depreciation and amortization of operating properties, including our share of unconsolidated real estate joint ventures and partnerships.  We calculate FFO in a manner consistent with the NAREIT definition.

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

ITEM 7.                      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the comparative summary of selected financial data appearing elsewhere in this report.  Historical results and trends which might appear should not be taken as indicative of future operations.  Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, are subject to management's evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors which could affect the ongoing viability of our tenants.

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

We operate a portfolio of rental properties which includes neighborhood and community shopping centers and industrial properties of approximately 72.8 million square feet.  We have a diversified tenant base with our largest tenant comprising only 2.9% of total rental revenues during 2007.

We focus on increasing funds from operations (“FFO”) and growing dividend payments to our common shareholders.  We do this through hands-on leasing, management and selected redevelopment of the existing portfolio of properties, through disciplined growth from selective acquisitions and new developments, and through the disposition of assets that no longer meet our ownership criteria.  We do this while remaining committed to maintaining a conservative balance sheet, a well-staggered debt maturity schedule and strong credit agency ratings.

We continue to maintain a strong, conservative capital structure, which provides ready access to a variety of attractive capital sources.  We carefully balance obtaining low cost financing with minimizing exposure to interest rate movements and matching long-term liabilities with the long-term assets acquired or developed.  The turmoil in the current capital markets has adversely affected both the pricing and the availability of certain financial instruments.  However, based on our business plan for the upcoming year, we believe that asset dispositions, joint venture relationships and existing capital resources such as our revolving credit facilities will provide adequate capital to execute our business plan.

At December 31, 2007, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 383 developed income-producing properties and 32 properties under various stages of construction and development.  The total number of centers includes 335 neighborhood and community shopping centers, 77 industrial projects and three other operating properties located in 23 states spanning the country from coast to coast.

We also owned interests in 19 parcels of unimproved land held for future development that totaled approximately 9.9 million square feet.

We had approximately 7,500 leases with 5,700 different tenants at December 31, 2007.

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

In assessing the performance of our properties, management carefully tracks the occupancy of the portfolio.  Occupancy for the total portfolio was 94.4% at December 31, 2007 compared to 94.1% at December 31, 2006.  Historically, occupancy for the total portfolio has never fallen below 90.0%.  We expect our existing portfolio occupancy to continue at this level due to our tenant diversification and a strong tenant anchor base in 2008. Another important indicator of performance is the spread in rental rates on a same-space basis as we complete new leases and renew existing leases.  We completed 1,261 new leases or renewals during 2007 totaling 7.0 million square feet, increasing rental rates an average of 10.3% on a cash basis.

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

During 2007 and 2006, we made excellent progress in the execution of this long-term growth strategy as described in the following sections on new development, acquisitions and joint ventures and dispositions.

New Development
At December 31, 2007, we had 32 properties in various stages of development, including our merchant development program, which is up from 26 properties under development a year ago.  We have invested $341.0 million to-date on these projects and, at completion we estimate our total investment to be $628.7 million.  These properties are slated to open over the next one to five years with a projected return on investment of approximately 9% when completed.

In addition to these projects, we have a development pipeline with eight development sites under contract, which will represent a projected investment of approximately $178 million.  Due to current economic factors, obtaining new projects over the next year may prove challenging as potential retail anchors are delaying their expansion plans due to the softening of the economy.  We will continue to seek opportunities and monitor this market closely.

Merchant development is a new program in which we develop a project with the objective of selling all or part of it, instead of retaining it in our portfolio on a long-term basis.  Also, disposition of land parcels and non-operating properties are included in this program.  We generated gains of approximately $16.4 million from this program during 2007.  We expect to generate similar gains in 2008 and throughout future years.

Acquisitions and Joint Ventures
During 2007, we acquired 20 shopping centers, 14 industrial properties, our partner’s 50% interest in a retail center and one other operating property for a purchase price of approximately $565 million.  Included in that total were seven retail properties and seven industrial properties purchased as part of unconsolidated real estate joint ventures.  It is possible that, consistent with our strategy, some of the other acquired properties will also be contributed to future joint ventures.

Acquisitions are a key component of our strategy.  However, the turmoil in the credit markets has significantly reduced transactions in the marketplace and, therefore, created uncertainty with respect to pricing.  Partnering with institutional investors through joint ventures enables us to acquire high quality assets in our target markets while also meeting our financial return objectives.  We benefit from access to lower-cost capital, as well as leveraging our expertise to provide fee-based services such as the acquisition, leasing and management of properties, to the joint ventures.

Joint venture fee income for 2007 was approximately $8.2 million or an increase of $5.7 million over 2006.  This is a direct result of our strategy initiative to develop new joint venture relationships.  We expect continued strong growth in joint venture income during the upcoming year.

Dispositions
During 2007, we sold 17 shopping centers, one industrial distribution center and one industrial building for $253.9 million.  Also, one shopping center in an unconsolidated joint venture was sold, of which our share of the sales proceeds totaled $11.2 million.  Although lenders for prospective acquirers have tightened their underwriting criteria, we expect to continue to dispose of non-core properties during the coming year as opportunities present themselves.  Dispositions are part of an ongoing portfolio management process where we prune our portfolio of properties that do not meet our geographic or growth targets and provide capital to recycle into properties that have barrier-to-entry locations within high growth metropolitan markets.  Over time, we expect this to produce a portfolio with higher occupancy rates and much stronger internal revenue growth.

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

Revenue Recognition
Rental revenue is generally recognized on a straight-line basis over the life of the lease, which begins the date the leasehold improvements are substantially complete, if owned by us, or the date the tenant takes control of the space, if the leasehold improvements are owned by the tenant.  Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recognized.  Revenue based on a percentage of tenants' sales is recognized only after the tenant exceeds their sales breakpoint.  In addition, in circumstances where we would provide a tenant improvement allowance for improvements that are owned by the tenant, we would recognize the allowance as a reduction of rental revenue on a straight-line basis over the term of the lease.  Other revenue is income from contractual agreements with third parties, tenants or partially owned real estate joint ventures or partnerships, which is recognized as the related services are performed under the respective agreements.

Real Estate Joint Ventures and Partnerships
To determine the method of accounting for partially owned real estate joint ventures and partnerships, we first apply the guidelines set forth in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, "Consolidation of Variable Interest Entities."  Based upon our analysis, we have determined that we have no interests in variable interest entities.

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

Our investments in partially owned real estate joint ventures and partnerships are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable.  The ultimate realization of our investments in partially owned real estate joint ventures and partnerships is dependent on a number of factors, including the performance of each investment and market conditions.  We will record an impairment charge if we determine that a decline in the value of an investment is other than temporary.

Property
Real estate assets are stated at cost less accumulated depreciation, which, in the opinion of management, is not in excess of the individual property's estimated undiscounted future cash flows, including estimated proceeds from disposition.  Depreciation is computed using the straight-line method, generally over estimated useful lives of 18-40 years for buildings and 10-20 years for parking lot surfacing and equipment.  Major replacements where the betterment extends the useful life of the asset are capitalized, and the replaced asset and corresponding accumulated depreciation are removed from the accounts.  All other maintenance and repair items are charged to expense as incurred.  If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense may be misstated.

Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations of an acquired property are included in our results of operations from the date of acquisition.  We have used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property among land, buildings on an "as if vacant" basis, tenant improvements and other identifiable intangibles.  Current economic and operational property conditions, known trends and changes expected in current market conditions are considered in the estimates of future cash flows used for purchase price allocation purposes.  Other identifiable intangible assets and liabilities include the effect of out-of-market leases, the value of having leases in place (“as is” versus “as if vacant” and absorption costs), out-of-market assumed mortgages and tenant relationships.  Depreciation and amortization is computed using the straight-line method, generally over estimated useful lives of 40 years for buildings and one to 25 years for other identifiable intangible assets.  The impact of these estimates could result in significant differences related to the purchased assets, liabilities and resulting depreciation or amortization.  Initial valuations are subject to change until such information is finalized, no later than 12 months from the acquisition date.  The impact of incorrect estimates in connection with acquisition asset values and related estimated useful lives could be material to our consolidated financial statements.

Property also includes costs incurred in the development of new operating properties and properties in our merchant development program.  Merchant development is a new program in which we develop a project with the objective of selling all or part of it, instead of retaining it in our portfolio on a long-term basis.  Also, disposition of land parcels and non-operating properties are included in this program.  These properties are carried at cost and no depreciation is recorded on these assets until the commencement of rental revenue or no later than one year from the completion of major construction.  These costs include pre-acquisition costs directly identifiable with the specific project, development and construction costs, interest and real estate taxes.  Indirect development costs, including salaries and benefits, travel and other related costs that are directly attributable to the development of the property, are also capitalized.  The capitalization of such costs ceases at the earlier of one year from the completion of major construction or when the property, or any completed portion, becomes available for occupancy.

Property also includes costs for tenant improvements paid by us, including reimbursements to tenants for improvements that are owned by us and will remain our property after the lease expires.

Our properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property, including any identifiable intangible assets, may not be recoverable.  In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property.  Our overall future plans for a property and our views on current market and economic conditions may have a significant impact on the resulting estimated future cash flows of a property that are analyzed for these purposes.  The property carrying amount is adjusted, if necessary, to the estimated fair value to reflect an impairment in the value of the asset.

Interest Capitalization
Interest is capitalized on land under development and buildings under construction based on rates applicable to borrowings outstanding during the period and the weighted average balance of qualified assets under development/construction during the period.  Differences in methodologies to calculate applicable interest rates and the cost of qualified assets can yield significant differences in the amounts capitalized and, as a result, the amount of depreciation recognized.

Deferred Charges
Debt and lease costs are amortized primarily on a straight-line basis, which approximates the effective interest method, over the terms of the debt and over the lives of leases, respectively.  Lease costs represent the initial direct costs incurred in origination, negotiation and processing of a lease agreement.  Such costs include outside broker commissions and other independent third party costs, as well as salaries and benefits, travel and other internal costs directly related to completing the leases.  Costs related to supervision, administration, unsuccessful origination efforts and other activities not directly related to completed lease agreements are charged to expense as incurred.  Differences in methodologies to calculate and defer these costs can yield differences in the amounts deferred and, accordingly, the amount of amortization recognized.

Sales of Real Estate
Sales of real estate include the sale of shopping center pads, property adjacent to shopping centers, shopping center properties, merchant development properties, investments in real estate joint ventures and partnerships and partial sales to real estate joint ventures and partnerships in which we participate.

We recognize profit on sales of real estate, including merchant development sales, in accordance with FASB’s Statement of Financial Accounting Standards (“SFAS”) No. 66 (“SFAS 66”), “Accounting for Sales of Real Estate.”  Profits are not recognized until (a) a sale is consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay; (c) the seller’s receivable is not subject to future subordination; and (d) we have transferred to the buyer the usual risks and rewards of ownership in the transaction, and we do not have a substantial continuing involvement with the property.

We recognize gains on the sale of real estate to joint ventures and partnerships in which we participate to the extent we receive cash from the joint venture or partnership, if it meets the sales criteria in accordance with SFAS 66 and we do not have a commitment to support the operations of the real estate joint venture or partnership to an extent greater than our proportionate interest in the real estate joint venture or partnership..

Accrued Rent and Accounts Receivable
Receivable balances outstanding include base rents, tenant reimbursements and receivables attributable to the straight-lining of rental commitments.  An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon an analysis of balances outstanding, historical bad debt levels, tenant credit worthiness and current economic trends.  Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectibility of the related receivables.  As these factors change, the allowance is subject to revision and may impact the results of operations.

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

The Tax Relief Extension Act of 1999 gave REITs the ability to conduct activities which a REIT was previously precluded from doing as long as such activities are performed in entities which have elected to be treated as taxable REIT subsidiaries under the IRS code.  These activities include buying or developing properties with the express purpose of selling them.  We conduct certain of these activities in taxable REIT subsidiaries that we have created.  We calculate and record income taxes in our consolidated financial statements based on the activities in those entities.  We also record deferred taxes for the temporary tax differences that have resulted from those activities as required under SFAS No. 109, “Accounting for Income Taxes.”  We use estimates in preparing our deferred tax amounts and if revised, these estimates could impact our results of operations.

Results of Operations
Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

Revenues
Total revenues were $599.1 million for the year ended 2007 versus $538.2 million for the year ended 2006, an increase of $60.9 million or 11.3%.  This increase resulted primarily from an increase in rental revenues of $54.4 million and other income of $6.5 million.

Property acquisitions and new development activity contributed $56.6 million of the rental income increase with $5.3 million resulting from 1,261 renewals and new leases, comprising 7.0 million square feet at an average rental rate increase of 10.3%.  Offsetting these rental income increases was a decrease of $7.5 million, which resulted from the sale of an 80% interest in five industrial centers in the third quarter of 2006.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	December 31,
	2007	2006

Shopping Centers	95.1%	95.0%
Industrial	92.0%	91.2%
Total	94.4%	94.1%

Other income increased by $6.5 million from the prior year.  This increase resulted primarily from the increase in joint venture fee income of $5.7 million and miscellaneous tenant revenue of $.8 million.

Expenses
Total expenses for 2007 were $333.5 million versus $295.9 million in 2006, an increase of $37.6 million or 12.7%.

The increases in 2007 for depreciation and amortization expense ($10.2 million), operating expenses ($18.3 million), ad valorem taxes ($5.9 million) and general and administrative expenses ($3.2 million) were primarily a result of the properties acquired and developed during the year, an increase in property insurance expenses as a result of the hurricanes experienced in 2005, and increases associated with additional headcount needed to achieve growth in the portfolio.  Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues were 29.8% in 2007 and 28.4% in 2006.

Interest Expense
Interest expense totaled $148.8 million for 2007, up $3.5 million or 2.4% from 2006.  The components of interest expense were as follows (in thousands):

	Year Ended December 31,
	2007	2006

Gross interest expense	$180,612	$160,454
Over-market mortgage adjustment of acquired properties	(6,758)	(7,464)
Capitalized interest	(25,025)	(7,616)

Total	$148,829	$145,374

Gross interest expense totaled $180.6 million in 2007, up $20.2 million or 12.6% from 2006.  The increase in gross interest expense was due to an increase in the average debt outstanding from $2.5 billion in 2006 to $3.0 billion in 2007 at a weighted average interest rate of 5.9% in 2007 and 6.0% for 2006.  Capitalized interest increased $17.4 million due to an increase in new development activity, and the over-market mortgage adjustment decreased by $.7 million.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
Our equity in earnings of real estate joint ventures and partnerships was $19.9 million in 2007 versus $14.7 million in 2006, an increase of $5.2 million or 35.4%.  This increase was attributable primarily to our incremental income from our investments in newly formed joint ventures for the acquisition and development of retail and industrial properties.

Income Allocated to Minority Interests
Income allocated to minority interests was $10.2 million in 2007 versus $6.4 million in 2006, an increase of $3.8 million or 59.4%.  This increase resulted primarily from the gain on sale of three shopping centers that were each held in a 50%-owned consolidated entity.  .

Gain on Sale of Properties
The decrease in gain on sale of properties of $18.4 million resulted primarily from the sale of an 80% interest in five industrial properties in the San Diego, Memphis and Atlanta markets in 2006.

Gain on Land and Merchant Development Sales
Gain on land and merchant development sales totaled $16.4 million in 2007.  We sold two vacant industrial buildings in San Diego, California; one shopping center in Phoenix, Arizona, the River Pointe apartments in Conroe, Texas and 17 parcels of land, of which 11 are located in Texas, three in Arizona and one each in Florida, Louisiana and Tennessee.  The activity in 2006 of $7.1 million resulted from the disposition of the Timber Springs shopping center in Orlando, Florida and the sale of three parcels of land in Arizona (1) and Texas (2).

Provision for Income Taxes
The increase is attributable to an increase of $1.9 million in the Texas margin tax, which was enacted in the second quarter of 2006 and an increase of $.8 million at our taxable REIT subsidiary.

Income from Discontinued Operations
Income from discontinued operations was $86.8 million in 2007 versus $162.6 million in 2006, a decrease of $75.8 million or 46.6%.  This decrease was due primarily to the decrease in gain on sale of 17 properties in 2007 as compared to the gain on sale of 23 properties in 2006.  Also, the income from discontinued operations for 2006 includes the operating results of the properties disposed of in 2007.

Results of Operations
Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

Revenues
Total revenues increased by $50.3 million or 10.3% in 2006 ($538.2 million in 2006 versus $487.9 million in 2005).  This increase resulted primarily from the increase in rental revenues of $49.8 million or 10.3%.

Property acquisitions and new development activity contributed $35.6 million of the rental income increase.  The remaining increase of $14.2 million resulted from 1,264 renewals and new leases, comprising 6.1 million square feet at an average rental rate increase of 7.5%.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	December 31,
	2006	2005

Shopping Centers	95.0%	94.6%
Industrial	91.2%	93.1%
Total	94.1%	94.2%

Expenses
Total expenses increased by $38.2 million or 14.8% in 2006 ($295.9 million in 2006 versus $257.7 million in 2005).

The increases in 2006 for depreciation and amortization expense ($10.5 million), operating expenses ($14.8 million) and ad valorem taxes ($6.5 million) and general and administrative expense ($6.4 million) were primarily a result of the properties acquired and developed during the year, an increase in property insurance expenses as a result of the hurricanes experienced in 2005 and increases associated with headcount increases to support the growth of the portfolio.  Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues were 28.4% in 2006 and 26.9% in 2005.

Interest Expense
Interest expense totaled $145.4 million for 2006, up $16.2 million or 12.6% from 2005.  The components of interest expense were as follows (in thousands):

	Year Ended December 31,
	2006	2005

Gross interest expense	$160,454	$138,845
Over-market mortgage adjustment of acquired properties	(7,464)	(7,056)
Capitalized interest	(7,616)	(2,629)

Total	$145,374	$129,160

Gross interest expense totaled $160.5 million in 2006, up $21.6 million or 15.6% from 2005.  The increase in gross interest expense was due to an increase in the average debt outstanding from $2.2 billion in 2005 to $2.5 billion in 2006 at a weighted average interest rate of 6.0% in 2006 and 6.1% for 2005.  Capitalized interest increased $5.0 million due to an increase in new development activity, and the over-market mortgage adjustment increased by $.4 million.

Interest and Other Income
Interest and other income was $9.0 million in 2006 versus $2.9 million in 2005, an increase of $6.1 million or 210.3%. This increase was attributable to interest earned from a qualified escrow account for the purposes of completing like-kind exchanges, construction loans associated with our new development activities, excess proceeds from our $575 million Convertible Debt Offering and assets held in a grantor trust related to our deferred compensation plan.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
Equity in earnings of real estate joint ventures and partnerships increased by $8.1 million or 122.7% in 2006 ($14.7 million in 2006 versus $6.6 million in 2005).  This increase was attributable primarily to our share of the gains generated from the disposition of two shopping centers in Texas totaling $4.0 million, a gain of $1.1 million associated with land and merchant development activities in Texas and Washington and incremental income from our investments in newly formed joint ventures in 2005 and 2006 for the acquisition and development of retail and industrial properties.

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

Income from Discontinued Operations
Income from discontinued operations increased by $70.4 million ($162.6 million in 2006 versus $92.2 million in 2005).  This increase was due to the disposition of 23 properties totaling 3.5 million square feet that provided sales proceeds of $308.2 million and generated gains of $145.5 million.  The 2005 caption includes the operating results of properties disposed in 2007 and 2006 plus the disposition of 16 properties and a vacant building totaling 1.3 million square feet in 2005.  The 2005 dispositions provided sales proceeds of $133.8 million and generated gains of $65.5 million.

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

Capital Resources and Liquidity

Our primary liquidity needs are payment of our common and preferred dividends, maintaining and operating our existing properties, payment of our debt service costs and funding planned growth.  We anticipate that cash flows from operating activities will continue to provide adequate capital for all common and preferred dividend payments and debt service costs, as well as the capital necessary to maintain and operate our existing properties.  We do not anticipate that the current turmoil in the capital markets will have a significant effect on our ability to obtain capital or to execute our business plan. We believe that asset dispositions, real estate joint venture relationships and existing capital resources such as our revolving credit facilities will provide adequate capital.  Our most restrictive debt covenants limit the amount of additional leverage we can add, however, we believe the sources of capital described above are adequate to execute our current business plan and remain in compliance with our debt covenants.

Primary sources of capital for funding our acquisitions and new development programs are our revolving credit facilities, cash generated from sales of properties, transactions with venture partners, cash flow generated by our operating properties and proceeds from capital issuances as needed.  Amounts outstanding under the revolving credit agreement are retired as needed with proceeds from the issuance of long-term debt, common and preferred equity, cash generated from dispositions of properties and cash flow generated by our operating properties.  As of December 31, 2007, the balance outstanding under our $575 million revolving credit facility was $255.0 million, and no amounts were outstanding under our $30 million credit facility, which we use for cash management purposes.

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

Investing Activities:

Acquisitions
Retail Properties.
A portfolio of six retail properties was purchased in January and March 2007, including five properties in Tucson, Arizona and one in Scottsdale, Arizona.  The centers are leased to a diverse mix of national retailers including Wal-Mart, Safeway, Walgreens, Kohl’s, Home Depot, PetSmart and Circuit City.  This acquisition added 801,551 square feet to our portfolio and represented a total investment of $140 million.  This purchase transaction includes an earnout provision of approximately $29 million that is contingent upon the subsequent development of space by the property seller.  This contingency agreement expires in 2010.

Cherokee Plaza, acquired in January 2007, is a 98,553 square foot grocery-anchored neighborhood center located in the prestigious Buckhead area in Atlanta, Georgia.  The 100% occupied property is anchored by a 57,000 square foot Kroger.

Sunrise West Shopping Center, acquired in January 2007, is a 76,321 square foot grocery-anchored neighborhood center located in Sunrise (Miami), Florida.  This property is anchored by a 44,000 square foot Publix.  Cole Park Plaza, acquired in February 2007, is an 82,258 square foot retail development located in Chapel Hill (Durham), North Carolina next to our existing Chatham Crossing shopping center.  Both Sunrise and Cole Park were acquired through an existing unconsolidated joint venture with AEW Capital Management.

Oak Grove Market Center, acquired in June 2007, is a 97,207 square foot grocery-anchored shopping center located in Portland, Oregon.  The center is anchored by a 53,000 square foot Safeway.

In July 2007, we acquired a portfolio of five retail power centers, adding 1.4 million square feet to our portfolio under management.  Three of the retail power centers in Florida, Georgia and Texas were acquired through a new unconsolidated real estate joint venture with PNC Realty Investors on behalf of its institutional client, AFL-CIO Building Investment Trust (the “BIT”).  We own 20% of this joint venture with the BIT owning 80%.  The remaining two centers, one in Atlanta, Georgia and the other in Chicago, Illinois, were wholly acquired by us.

Countryside Centre, a 242,123 square foot community center located in the St. Petersburg/Clearwater Area of Florida, was also acquired in July 2007.  This center is anchored by Albertson’s, TJ Maxx, Home Goods and Shoe Carnival.

Stella Link Shopping Center is a 28,510 square foot shopping center located in Houston, Texas, which was acquired in August 2007.  This retail center is adjacent to one of our operating properties, which is anchored by Sellers Brothers and Burke’s Outlet.

The Shoppes at South Semoran is a 101,535 square foot shopping center located in suburban Orlando, Florida, which was acquired in September 2007.  This 100% occupied center is anchored by a 57,000 square foot Winn Dixie.

In September 2007, we acquired a 10% interest in Tully Corners Shopping Center through a tenancy-in-common arrangement.  This 115,992 square foot grocery-anchored shopping center, located in San Jose, California, is anchored by Save Mart, Petco and Party City.

In October 2007, we acquired a 10% interest in Paradise Key Shopping Center through a tenancy-in-common arrangement.  This 271,777 square foot grocery-anchored shopping center is located in Destin, Florida.

In December 2007, we acquired our partner’s 50% interest in Tropicana Beltway located in Las Vegas, Nevada.  The center is anchored by Lowe’s and Wal-Mart.

Industrial Properties.
Lakeland Business Park, acquired in January 2007, is a 100% leased 168,400 square foot industrial business center located in Lakeland (Tampa), Florida.

In April and May 2007, we acquired a portfolio of 10 high quality industrial buildings located in Richmond, Virginia for a purchase price of $136 million, including $6 million that is contingent upon the lease up of vacant space by the property seller.  This contingency agreement expires in 2009.  Eight of the buildings were acquired through an existing 20%-owned unconsolidated joint venture with PNC Realty Investors on behalf of its institutional client the BIT.  The remaining two buildings were acquired directly by us.  This portfolio added 2.4 million square feet under management.

Town & Country Commerce Center, acquired in June 2007, is a 206,000 square foot industrial distribution center located in Houston, Texas.  The property is 100% leased to Arizona Tile and Seitel Solution Tech Center.

Riverview Distribution Center, acquired in August 2007, is a 265,200 square foot industrial center located in Atlanta, Georgia.  It is anchored by 109,000 square foot CHEP USA.

In October 2007, we acquired Westlake Industrial Centre, a 154,464 square foot industrial building, and Southpark Industrial Centre, a 234,525 square foot industrial center, both of which are located in Atlanta, Georgia.

The cash requirements for these acquisitions were initially financed under our revolving credit facilities, using available cash generated from dispositions of properties or using cash flow generated by our operating properties.

Dispositions
Retail Properties.
In 2007, we sold 17 shopping centers totaling 1.8 million square feet of building area, of which nine were located in Texas, three in Louisiana, two each in Colorado and Illinois and one in Georgia.  Sales proceeds from these dispositions totaled $243.2 million and generated gains of $80.9 million.  Three of these shopping centers were each held in a 50% consolidated real estate joint venture.  These real estate joint ventures are consolidated in our financial statements because we exercise financial and operating control.

In December 2007, a retail center in Highland Ranch, Colorado was sold.  This property was held in a 40%-owned unconsolidated joint venture, and our share of the sales proceeds and the gain generated was $11.2 million and $2.2 million, respectively.

Industrial Properties.
In 2007, we sold an industrial distribution center totaling 152,000 square feet and an industrial building totaling 90,000 square feet.  Both of these properties are located in Texas.  Sales proceeds from these dispositions totaled $10.7 million and generated gains of $3.7 million.

New Development and Capital Expenditures
At December 31, 2007, we had 32 projects under construction or in preconstruction stages with an estimated final square footage of approximately 9.1 million.  These properties are slated to be completed over the next one to five years.

In 2007, under our merchant development program, we sold two vacant industrial buildings in San Diego, California; one shopping center in Phoenix, Arizona, the River Pointe apartments in Conroe, Texas and 17 parcels of land, of which 11 are located in Texas, three in Arizona and one each in Florida, Louisiana and Tennessee.  Sales proceeds from these dispositions totaled $103.0 million and generated gains of $16.4 million.  At a 50%-owned unconsolidated joint venture, a land parcel was sold in Liberty Lakes, Washington.  Our share of the sales proceeds and the gain generated totaled $1.5 million and $.6 million, respectively.

Our new development projects are financed initially under our revolving credit facilities, using available cash generated from dispositions of properties or using cash flow generated by our operating properties.

Capital expenditures for additions to the existing portfolio, acquisitions, new development and our share of investments in unconsolidated real estate joint ventures and partnerships totaled $1.1 billion in both 2007 and 2006 and $455.1 million in 2005.  We expect to invest approximately $127.0 million in 2008, $100.5 million in 2009, $53.3 million in 2010, $7.8 million in 2011 and $1.4 million in 2012 to complete construction of 32 properties under various stages of development.  We also expect to invest $8.3 million to acquire projects in 2008 and $1.8 in 2009.

Financing Activities:

Debt
Total debt outstanding increased to $3.2 billion at December 31, 2007 from $2.9 billion at December 31, 2006.  Total debt at December 31, 2007 included $2.8 billion of which interest rates are fixed and $321.7 million, including the effect of $50 million of interest rate swaps, that bears interest at variable rates.  Additionally, debt totaling $1.1 billion was secured by operating properties while the remaining $2.1 billion was unsecured.

In November 2007, we increased our revolving credit facility from $400 million to $575 million and amended certain covenants of this facility.  This unsecured revolving credit facility held by a syndicate of banks expires in February 2010 and provides a one-year extension option available at our request.  Borrowing rates under this facility float at a margin over LIBOR, plus a facility fee.  The borrowing margin and facility fee, which are currently 42.5 and 15.0 basis points, respectively, are priced off a grid that is tied to our senior unsecured credit rating.  This facility includes a competitive bid feature where we are allowed to request bids for borrowings up to $287.5 million from the syndicate banks.  As of February 15, 2008, there was $380.0 million outstanding under this facility.  We also maintain a $30 million unsecured and uncommitted overnight facility that is used for cash management purposes, and as of February 15, 2008, there was no outstanding balance under this facility.  The available balance under our revolving credit agreement was $184.6 million at February 15, 2008, which is reduced by amounts outstanding for letters of credit and our overnight facility.  We are in full compliance with the covenants of our unsecured revolving credit facilities as of December 31, 2007.

In January 2008, we elected to repay at par a fixed rate 8.33% mortgage totaling $121.8 million that was secured by 19 supermarket-anchored shopping centers in California originally acquired in April 2001.

In August 2006, we issued $575 million of 3.95% convertible senior unsecured notes due 2026.  The net proceeds from the sale of the debentures, after repurchasing 4.3 million of our common shares of beneficial interest, were used for general business purposes and to reduce amounts outstanding under our revolving credit facility.  The debentures are convertible under certain circumstances for our common shares of beneficial interest at an initial conversion rate of 20.3770 common shares of beneficial interest per $1,000 of principal amount of debentures (an initial conversion price of $49.075).  Upon the conversion of debentures, we will deliver cash for the principal return, as defined, and cash or common shares of beneficial interest, at our option, for the excess of the conversion value, as defined, over the principal return.  The debentures are redeemable for cash at our option beginning in 2011 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require us to repurchase their debentures for cash equal to the principal of the debentures plus accrued and unpaid interest in 2011, 2016 and 2021 and in the event of a change in control.

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

At December 31, 2007, we had two interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $50.0 million that convert fixed rate interest payments at rates of 4.2% to variable interest payments.  Also, at December 31, 2007, we had two forward-starting interest rate swap contracts with an aggregate notional amount of $118.6 million.  These contracts have been designated as cash flow hedges and mitigate the risk of increasing interest rates on forecasted long-term debt issuances over a maximum period of two years.  We could be exposed to losses in the event of nonperformance by the counter-parties; however, management believes the likelihood of such nonperformance is remote.

In July, November and December 2007, swaps of $10 million, $5 million and $10 million, respectively, matured in conjunction with the maturity of the associated medium term notes.  These hedge contracts were designated as a fair value hedges.

In conjunction with acquisitions completed during 2007, we assumed $99.4 million of non-recourse debt secured by the related properties.  A capital lease obligation totaling $12.9 million was assumed and subsequently settled in 2007.  As of December 31, 2006, the balance of non-recourse secured debt that was assumed in conjunction with 2006 acquisitions was $140.7 million.

In conjunction with the disposition of properties completed during 2007, we incurred a net loss of $.4 million on the early extinguishment of three loans totaling $22.2 million.

Equity
Common and preferred dividends increased to $194.5 million in 2007, compared to $173.0 million in 2006.  The dividend rate for our common shares of beneficial interest increased for each quarter of 2007 to $.495 compared to $.465 for the same period of 2006.  Our dividend payout ratio on common equity for 2007, 2006 and 2005 approximated 63.2%, 64.0% and 63.4%, respectively, based on basic funds from operations for the respective periods.

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

During 2007, we have repurchased and cancelled 1.4 million common shares of beneficial interest at an average share price of $37.75.  At December 31, 2007, a total of 1.4 million common shares of beneficial interest were outstanding that were purchased at an average share price of $36.47.  These shares were subsequently retired on January 11, 2008.

In July 2006, our Board of Trust Managers authorized the repurchase of our common shares of beneficial interest to a total of $207 million, and we used $167.6 million of the net proceeds from the $575 million debt offering to purchase 4.3 million common shares of beneficial interest at $39.26 per share.

On September 25, 2007, we issued $200 million of depositary shares in a private placement, and the net proceeds of $193.6 million were used to repay amounts outstanding under our credit facilities.  Each depositary share represents one-hundredth of a Series G Cumulative Redeemable Preferred Share.  The depositary shares are redeemable, in whole or in part on or after September 25, 2007 at our option, at a redemption price of $25 multiplied by a graded rate per depositary share based on the date of redemption plus any accrued and unpaid dividends thereon.  The depositary shares are not convertible or exchangeable for any of our other property or securities.  The Series G Preferred Shares pay a variable-rate quarterly dividend through September 2008 and then a variable-rate monthly dividend and have a liquidation preference of $2,500 per share.  The variable-rate dividend is calculated on the period’s three-month LIBOR rate plus a percentage determined by the number of days outstanding.  Further, the rate may vary if any of our outstanding preferred shares are downgraded.  The variable-rate dividend is not to exceed 20%.

On January 30, 2007, we issued $200 million of depositary shares.  Each depositary share represents one-hundredth of a 6.5% Series F Cumulative Redeemable Preferred Share.  The depositary shares are redeemable, in whole or in part, on or after January 30, 2012 at our option, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon.  The depositary shares are not convertible or exchangeable for any of our other property or securities.  The Series F Preferred Shares pay a 6.5% annual dividend and have a liquidation preference of $2,500 per share.  Net proceeds of $194.0 million were used to repay amounts outstanding under our credit facilities and for general business purposes.

In September 2004, the SEC declared effective two additional shelf registration statements totaling $1.55 billion, of which $1.35 billion was available as of February 15, 2008.  In addition, we have $85.4 million available as of February 15, 2008 under our $1 billion shelf registration statement, which became effective in April 2003.  We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

Contractual Obligations

The following table summarizes our primary contractual obligations as of December 31, 2007 (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Mortgages and Notes Payable:(1)
Unsecured Debt	$156,400	$123,522	$394,810	$860,566	$242,216	$797,690	$2,575,204
Secured Debt	249,818	134,079	116,324	141,532	167,306	555,800	1,364,859

Ground Lease Payments	2,436	2,961	2,917	2,862	2,821	113,568	127,565

Obligations to Acquire Projects	8,306	1,824					10,130

Obligations to Develop Projects	126,957	100,583	53,284	7,799	1,370		289,993

Total Contractual Obligations	$543,917	$362,969	$567,335	$1,012,759	$413,713	$1,467,058	$4,367,751

_______________
 (1)           Includes principal and interest with interest on variable-rate debt calculated using rates at December 31, 2007 excluding the effect of interest rate swaps.

Off Balance Sheet Arrangements

As of December 31, 2007 and December 31, 2006, none of our off-balance sheet arrangements had a material affect on our liquidity or availability of, or requirement for, our capital resources.  Letters of credit totaling $9.2 million and $10.1 million were outstanding under the revolving credit facility at December 31, 2007 and 2006, respectively.

Related to our investment in a redevelopment project in Sheridan, Colorado that is held in an unconsolidated real estate joint venture, we, our joint venture partner and the joint venture have each provided a guarantee for the payment of any annual sinking fund requirement shortfalls on bonds issued in connection with the project.  The Sheridan Redevelopment Agency issued $97 million of Series A bonds used for an urban renewal project.  The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on future retail sales.  The incremental taxes and PIF are to remain intact until the bond liability has been paid in full, including any amounts we may have to provide.  We have evaluated and determined that the fair value of the guarantee is nominal.  However, due to the guarantee, a liability has been recorded by the joint venture equal to amounts funded under the bonds.

Funds from Operations

The National Association of Real Estate Investment Trusts defines FFO as net income (loss) available to common shareholders computed in accordance with generally accepted accounting principles, excluding gains or losses from sales of operating real estate assets and extraordinary items, plus depreciation and amortization of operating properties, including our share of unconsolidated real estate joint ventures and partnerships.  We calculate FFO in a manner consistent with the NAREIT definition.

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

FFO is calculated as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Net income available to common shareholders	$212,642	$294,909	$209,552
Depreciation and amortization	129,946	126,713	122,203
Depreciation and amortization of unconsolidated joint ventures	11,204	5,079	3,539
Gain on sale of properties	(83,907)	(168,004)	(87,569)
(Gain) loss on sale of properties of unconsolidated joint ventures	(2,169)	(4,052)	8
Funds from operations	267,716	254,645	247,733
Funds from operations attributable to operating partnership units	4,407	5,453	5,218
Funds from operations assuming conversion of OP units	$272,123	$260,098	$252,951

Weighted average shares outstanding - basic	85,504	87,719	89,224
Effect of dilutive securities:
Share options and awards	891	926	860
Operating partnership units	2,498	3,134	3,082
Weighted average shares outstanding - diluted	88,893	91,779	93,166

Newly Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return.  A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  There are also several disclosure requirements.  We adopted FIN 48 as of January 1, 2007, and its adoption did not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.”  This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The key changes to current practice are (1) the definition of fair value, which focuses on an exit price rather than an entry price; (2) the methods used to measure fair value, such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions and credit standing and (3) the expanded disclosures about fair value measurements.  This statement does not require any new fair value measurements.

We are required to adopt SFAS 157 in the first quarter of 2008 regarding our financial assets and liabilities.  The FASB has issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” to defer the provisions of SFAS 157 relating to nonfinancial assets and liabilities that delays implementation by us until January 1, 2009.  SFAS 157 is not expected to materially affect how we determine fair value, but may result in certain additional disclosures.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R.”  This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  These changes will be reported in comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements were effective for us as of December 31, 2006, and as a result we recognized an additional liability of $803,000.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position (the “Measurement Provision”) is effective for fiscal years ending after December 15, 2008.  We have assessed the potential impact of the Measurement Provision of SFAS 158 and concluded that its adoption will not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement is effective for us on January 1, 2008.  We are currently evaluating the impact that the adoption of SFAS 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.” SFAS 141R expands the original guidance’s definition of a business.  It broadens the fair value measurement and recognition to all assets acquired, liabilities assumed and interests transferred as a result of business combinations.  SFAS 141R requires expanded disclosures to improve the ability to evaluate the nature and financial effects of business combinations.  SFAS 141R is effective for us for business combinations made on or after January 1, 2009.  While we have not formally quantified the effect, we expect the adoption of SFAS 141R to have a material effect on our consolidated financial statements if our property acquisitions fall under the definition of a business.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”.  SFAS 160 requires that a noncontrolling interest in an unconsolidated entity be reported as equity and any losses in excess of an unconsolidated entity’s equity interest will be recorded to the noncontrolling interest.  The statement requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS 160 is effective on January 1, 2009 and most provisions will be applied retrospectively.  We are currently evaluating the impact SFAS 160 will have on our consolidated financial statements.

On August 31, 2007, the FASB authorized a proposed FASB Staff Position (the “proposed FSP”) that, if issued, would affect the accounting for our convertible and exchangeable senior debentures.  If issued in the form expected, the proposed FSP would require that the initial debt proceeds from the sale of our convertible and exchangeable senior debentures be allocated between a liability component and an equity component.  The resulting debt discount would be amortized using the effective interest method over the period the debt is expected to be outstanding as additional interest expense.  The proposed FSP has not been issued, but the FASB has indicated that it is expected to be effective for fiscal years beginning after December 15, 2007 and requires retroactive application.  Upon the adoption of the proposed FSP on January 1, 2008, we have estimated the unamortized debt discount (as of December 31, 2007) to be approximately $34.5 million to be included as a reduction of Debt and approximately $46.3 million as Accumulated Additional Paid-In Capital in our condensed consolidated balance sheet.  We have estimated incremental Interest Expense to be approximately $8.4 million and $3.4 million for the years ended December 31, 2007 and 2006.

ITEM 7A.                   Quantitative and Qualitative Disclosures About Market Risk

We use fixed and floating-rate debt to finance our capital requirements.  These transactions expose us to market risk related to changes in interest rates.  Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions.  These swap agreements expose us to credit risk in the event of non-performance by the counter-parties to the swaps.  We do not engage in the trading of derivative financial instruments in the normal course of business.  At December 31, 2007, we had fixed-rate debt of $2.8 billion and variable-rate debt of $321.7 million, after adjusting for the net effect of $50 million notional amount of interest rate swaps.  At December 31, 2006, we had fixed-rate debt of $2.8 billion and variable-rate debt of $115.4 million, after adjusting for the net effect of $75.0 million notional amount of interest rate swaps.  In the event interest rates were to increase 100 basis points, annual net income and cash flows would decrease by $3.2 million and $1.2 million based upon the variable-rate debt and notes receivable outstanding at December 31, 2007 and 2006, respectively, and the fair value of fixed-rate debt at December 31, 2007 and 2006 would decrease by $204.8 million and $200.7 million, respectively.

ITEM 8.                      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust Managers and Shareholders of
Weingarten Realty Investors
Houston, Texas

We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weingarten Realty Investors and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/Deloitte & Touche LLP

Houston, Texas
February 29, 2008

STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005

Revenues:
Rentals	$585,702	$531,353	$481,628
Other	13,352	6,841	6,228

Total	599,054	538,194	487,856

Expenses:
Depreciation and amortization	131,708	121,471	110,956
Operating	106,259	88,018	73,218
Ad valorem taxes	68,560	62,652	56,181
General and administrative	26,979	23,801	17,379

Total	333,506	295,942	257,734

Operating Income	265,548	242,252	230,122
Interest Expense	(148,829)	(145,374)	(129,160)
Interest and Other Income	8,486	9,044	2,860
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	19,853	14,655	6,610
Income Allocated to Minority Interests	(10,237)	(6,414)	(6,060)
Gain on Sale of Properties	4,086	22,493	22,306
Gain on Land and Merchant Development Sales	16,385	7,166	804
Provision for Income Taxes	(4,073)	(1,366)
Income from Continuing Operations	151,219	142,456	127,482
Operating Income from Discontinued Operations	3,139	17,060	26,712
Gain on Sale of Properties from Discontinued Operations	83,659	145,494	65,459
Income from Discontinued Operations	86,798	162,554	92,171
Net Income	238,017	305,010	219,653

Dividends on Preferred Shares	(25,375)	(10,101)	(10,101)
Net Income Available to Common Shareholders	$212,642	$294,909	$209,552

Net Income Per Common Share - Basic:
Income from Continuing Operations	$1.47	$1.51	$1.32
Income from Discontinued Operations	1.02	1.85	1.03
Net Income	$2.49	$3.36	$2.35

Net Income Per Common Share - Diluted:
Income from Continuing Operations	$1.46	$1.50	$1.32
Income from Discontinued Operations	.98	1.77	.99
Net Income	$2.44	$3.27	$2.31

Comprehensive Income:
Net Income	$238,017	$305,010	$219,653
Other Comprehensive Loss:
Unrealized loss on derivatives	(5,014)	(2,861)	(1,943)
Amortization of loss on derivatives	878	364	340
Minimum pension liability adjustment	1,161	(1,150)	(1,704)
Other Comprehensive Loss	(2,975)	(3,647)	(3,307)

Comprehensive Income	$235,042	$301,363	$216,346

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	December 31,
	2007	2006

ASSETS
Property	$4,972,344	$4,445,888
Accumulated Depreciation	(774,321)	(707,005)
Property, net	4,198,023	3,738,883
Investment in Real Estate Joint Ventures and Partnerships	300,756	203,839
Total	4,498,779	3,942,722
Notes Receivable from Real Estate Joint Ventures and Partnerships	81,818	3,971
Unamortized Debt and Lease Costs	114,969	112,873
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $8,721 in 2007 and $5,995 in 2006)	94,607	78,893
Cash and Cash Equivalents	65,777	71,003
Restricted Deposits and Mortgage Escrows	38,884	94,466
Other	98,509	69,959
Total	$4,993,343	$4,373,887

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt	$3,165,059	$2,941,039
Accounts Payable and Accrued Expenses	155,137	132,821
Other	104,439	86,566
Total	3,424,635	3,160,426
Minority Interest	96,885	87,680

Commitments and Contingencies

Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2007 and 2006; aggregate liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2007 and 2006; aggregate liquidation preference $72,500	1	1
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 80 shares issued and outstanding in 2007; aggregate liquidation preference $200,000	2
Variable-rate Series G cumulative redeemable preferred shares of beneficial interest, 80 shares issued and outstanding in 2007; aggregate liquidation preference $200,000	2
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 150,000; shares issued and outstanding: 85,146 in 2007 and 85,765 in 2006	2,565	2,582
Treasury Shares of Beneficial Interest - par value, $.03 per share; 1,370 shares outstanding in 2007	(41)
Accumulated Additional Paid-In Capital	1,442,027	1,136,481
Net Income in Excess of (Less Than) Accumulated Dividends	42,739	(786)
Accumulated Other Comprehensive Loss	(15,475)	(12,500)
Shareholders' Equity	1,471,823	1,125,781
Total	$4,993,343	$4,373,887

See Notes to Consolidated Financial Statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net Income	$238,017	$305,010	$219,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,676	131,992	128,573
Equity in earnings of real estate joint ventures and partnerships, net	(19,853)	(14,655)	(6,681)
Income allocated to minority interests	10,237	6,414	6,060
Gain on land and merchant development sales	(16,385)	(7,166)	(804)
Gain on sales of properties	(87,745)	(167,987)	(87,765)
Distributions of income from real estate joint ventures and partnerships	6,251	2,524	2,603
Changes in accrued rent and accounts receivable	(22,276)	(18,056)	(3,281)
Changes in other assets	(26,813)	(37,607)	(30,769)
Changes in accounts payable and accrued expenses	4,852	43,641	(27,964)
Other, net	2,348	(1,518)	900
Net cash provided by operating activities	223,309	242,592	200,525

Cash Flows from Investing Activities:
Investment in property	(753,462)	(880,471)	(259,730)
Proceeds from sales and disposition of property, net	341,383	661,175	201,363
Change in restricted deposits and mortgage escrows	56,331	(79,737)	1,764
Mortgage bonds and notes receivable from real estate joint ventures and partnerships:
Advances	(145,735)	(54,800)	(30,852)
Collections	82,852	47,617	5,278
Real estate joint ventures and partnerships:
Investments	(78,794)	(21,547)	(29,233)
Distributions of capital	16,795	13,077	5,951
Net cash used in investing activities	(480,630)	(314,686)	(105,459)

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	270,092	780,782	148,347
Common shares of beneficial interest	4,010	4,570	2,829
Preferred shares of beneficial interest, net	387,678
Purchase of marketable securities in connection with the legal defeasance of mortgage notes payable	(22,536)
Repurchase of common shares of beneficial interest, net	(103,366)	(167,573)
Principal payments of debt	(89,419)	(327,601)	(82,810)
Common and preferred dividends paid	(194,492)	(173,010)	(167,196)
Debt issuance cost paid	(1,451)	(13,681)
Other, net	1,579	(3,080)	1,039
Net cash provided by (used in) financing activities	252,095	100,407	(97,791)

Net (decrease) increase in cash and cash equivalents	(5,226)	28,313	(2,725)
Cash and cash equivalents at January 1	71,003	42,690	45,415
Cash and cash equivalents at December 31	$65,777	$71,003	$42,690

See Notes to Consolidated Financial Statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

Year Ended December 31, 2007, 2006, and 2005

					Net
	Preferred	Common	Treasury		Income in
	Shares	Shares	Shares	Accumulated	Excess of	Accumulated
	of	of	of	Additional	(Less Than)	Other
	Beneficial	Beneficial	Beneficial	Paid-In	Accumulated	Comprehensive
	Interest	Interest	Interest	Capital	Dividends	Loss	Total

Balance, January 1, 2005	$4	$2,672		$1,283,270	$(185,243)	$(4,743)	$1,095,960
Net income					219,653		219,653
Shares issued in exchange for interests in limited partnerships		1		1,302			1,303
Valuation adjustment on shares issued in exchange for interests in limited partnerships				550			550
Shares issued under benefit plans		13		3,310			3,323
Dividends declared – common shares (1)					(157,095)		(157,095)
Dividends declared – preferred shares (2)					(10,101)		(10,101)
Other comprehensive loss						(3,307)	(3,307)
Balance, December 31, 2005	4	2,686		1,288,432	(132,786)	(8,050)	1,150,286
Net income					305,010		305,010
Shares issued in exchange for interests in limited partnerships		7		7,988			7,995
Shares cancelled		(128)		(167,445)			(167,573)
Shares issued under benefit plans		17		7,506			7,523
Dividends declared – common shares (1)					(162,909)		(162,909)
Dividends declared – preferred shares (2)					(10,101)		(10,101)
Adjustment to initially apply FASB Statement No. 158						(803)	(803)
Other comprehensive loss						(3,647)	(3,647)
Balance, December 31, 2006	4	2,582		1,136,481	(786)	(12,500)	1,125,781
Net income					238,017		238,017
Issuance of Series F preferred shares	2			193,972			193,974
Issuance of Series G preferred shares	2			193,548			193,550
Shares issued in exchange for interests in limited partnerships		17		13,562			13,579
Shares repurchased (4)			$(41)	(49,966)			(50,007)
Shares repurchased and cancelled		(42)		(53,317)			(53,359)
Shares issued under benefit plans		8		7,747			7,755
Dividends declared – common shares (1)					(169,117)		(169,117)
Dividends declared – preferred shares (3)					(25,375)		(25,375)
Other comprehensive loss						(2,975)	(2,975)
Balance, December 31, 2007	$8	$2,565	$(41)	$1,442,027	$42,739	$(15,475)	$1,471,823

(1)	Common dividends per share were $1.98, $1.86 and $1.76 for the year ended December 31, 2007, 2006 and 2005, respectively.
(2)	Series D and Series E preferred dividends per share were $50.63 and $173.75, respectively, for both the year ended December 31, 2006 and 2005.
(3)	Series D, E, F and G preferred dividends per share were $50.63, $173.75, $142.64 and $34.88, respectively, for the year ended December 31, 2007.
(4)	A total of 1.4 million common shares of beneficial interest were purchased in 2007 and subsequently retired on January 11, 2008.

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

We operate a portfolio of properties that include neighborhood and community shopping centers and industrial properties of approximately 72.8 million square feet.  We have a diversified tenant base with our largest tenant comprising only 2.9% of total rental revenues during 2007.

We currently operate, and intend to operate in the future, as a real estate investment trust (“REIT”).

Basis of Presentation
Our consolidated financial statements include the accounts of our subsidiaries and certain partially owned real estate joint ventures or partnerships which meet the guidelines for consolidation.  All significant intercompany balances and transactions have been eliminated.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. Such statements require management to make estimates and assumptions that affect the reported amounts on our consolidated financial statements.  Actual results could differ from these estimates

Revenue Recognition
Rental revenue is generally recognized on a straight-line basis over the life of the lease, which begins the date the leasehold improvements are substantially complete, if owned by us, or the date the tenant takes control of the space, if the leasehold improvements are owned by the tenant.  Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recognized.  Revenue based on a percentage of tenants' sales is recognized only after the tenant exceeds their sales breakpoint.  In addition, in circumstances where we would provide a tenant improvement allowance for improvements that are owned by the tenant, we would recognize the allowance as a reduction of rental revenue on a straight-line basis over the term of the lease.  Other revenue is income from contractual agreements with third parties, tenants or partially owned real estate joint ventures or partnerships, which is recognized as the related services are performed under the respective agreements.

Real Estate Joint Ventures and Partnerships
To determine the method of accounting for partially owned real estate joint ventures and partnerships, we first apply the guidelines set forth in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities.”  Based upon our analysis, we have determined that we have no interests in variable interest entities.

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

Our investments in partially owned real estate joint ventures and partnerships are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable.  The ultimate realization of our investments in partially owned real estate joint ventures and partnerships is dependent on a number of factors, including the performance of each investment and market conditions.  We will record an impairment charge if we determine that a decline in the value of an investment is other than temporary.  No impairment was recorded for the years ended December 31, 2007, 2006 and 2005.

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

Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations of an acquired property are included in our results of operations from the date of acquisition.  We have used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property among land, buildings on an "as if vacant" basis, tenant improvements and other identifiable intangibles.  Other identifiable intangible assets and liabilities include the effect of out-of-market leases, the value of having leases in place (“as is” versus “as vacant” basis and absorption costs), out-of-market assumed mortgages and tenant relationships.  Depreciation and amortization is computed using the straight-line method, generally over estimated useful lives of 40 years for buildings and one to 25 years for other identifiable intangible assets.  Initial valuations are subject to change until such information is finalized, no later than 12 months from the acquisition date.

Property also includes costs incurred in the development of new operating properties and properties in our merchant development program.  Merchant development is a new program in which we develop a project with the objective of selling all or part of it, instead of retaining it in our portfolio on a long-term basis.  Also, disposition of land parcels and non-operating properties are included in this program.  These properties are carried at cost and no depreciation is recorded on these assets until the commencement of rental revenue or no later than one year from the completion of major construction.  These costs include preacquisition costs directly identifiable with the specific project, development and construction costs, interest and real estate taxes.  Indirect development costs, including salaries and benefits, travel and other related costs that are directly attributable to the development of the property, are also capitalized.  The capitalization of such costs ceases at the earlier of one year from the completion of major construction or when the property, or any completed portion, becomes available for occupancy.

Property also includes costs for tenant improvements paid by us, including reimbursements to tenants for improvements that are owned by us and will remain our property after the lease expires.

Our properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property, including any identifiable intangible assets, may not be recoverable.  In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property.  Such carrying amount is adjusted, if necessary, to the estimated fair value to reflect an impairment in the value of the asset.  No impairment was recorded for the years ended December 31, 2007, 2006 and 2005.

Some of our properties are held in single purpose entities.  A single purpose entity is a legal entity typically established at the request of a lender solely for the purpose of owning a property or group of properties subject to a mortgage.  There may be restrictions limiting the entity’s ability to engage in an activity other than owning or operating the property, assuming or guaranteeing the debt of any other entity, or dissolving itself or declaring bankruptcy before the debt has been repaid.  Most of our single purpose entities are 100% owned by us and are consolidated in our financial statements.

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

Sales of Real Estate
Sales of real estate include the sale of shopping center pads, property adjacent to shopping centers, shopping center properties, merchant development properties, investments in real estate joint ventures and partnerships and partial sales to real estate joint ventures and partnerships in which we participate.

We recognize profit on sales of real estate, including merchant development sales, in accordance with FASB’s Statement of Financial Accounting Standards (“SFAS”) No. 66 (“SFAS 66”), “Accounting for Sales of Real Estate.”  Profits are not recognized until (a) a sale is consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay; (c) the seller’s receivable is not subject to future subordination; and (d) we have transferred to the buyer the usual risks and rewards of ownership in the transaction, and we do not have a substantial continuing involvement with the property.

We recognize gains on the sale of real estate to joint ventures and partnerships in which we participate to the extent we receive cash from the joint venture or partnership, if it meets the sales criteria in accordance with SFAS 66 and we do not have a commitment to support the operations of the real estate joint venture or partnership to an extent greater than our proportionate interest in the real estate joint venture or partnership.

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

Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted cash that is held in a qualified escrow account for the purposes of completing like-kind exchange transactions.  At December 31, 2007 and December 31, 2006, we had $21.3 million and $79.4 million held for like-kind exchange transactions, respectively, and $17.6 million and $15.1 million held in escrow related to our mortgages, respectively.

Other Assets
Other assets in our consolidated financial statements include investments held in grantor trusts, prepaid expenses, the value of above-market leases and the related accumulated amortization, deferred tax assets and other miscellaneous receivables.  Investments held in grantor trusts are adjusted to fair value at each period end with changes included in our Statements of Consolidated Income and Comprehensive Income.  Above-market leases are amortized over terms of the acquired leases.

Per Share Data
Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding.  Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Numerator:
Net income available to common shareholders – basic	$212,642	$294,909	$209,552
Income attributable to operating partnership units	4,407	5,453	5,218
Net income available to common shareholders – diluted	$217,049	$300,362	$214,770

Denominator:
Weighted average shares outstanding – basic	85,504	87,719	89,224
Effect of dilutive securities:
Share options and awards	891	926	860
Operating partnership units	2,498	3,134	3,082
Weighted average shares outstanding - diluted	88,893	91,779	93,166

Options to purchase common shares of beneficial interest of .5 million in both 2007 and 2006 and .9 million in 2005, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price for the year.

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

The Tax Relief Extension Act of 1999 gave REITs the ability to conduct activities which a REIT was previously precluded from doing as long as such activities are performed in entities which have elected to be treated as taxable REIT subsidiaries under the IRS code.  These activities include buying or developing properties with the express purpose of selling them.  We conduct certain of these activities in taxable REIT subsidiaries that we have created.  We calculate and record income taxes in our consolidated financial statements based on the activities in those entities.  We also record deferred taxes for the temporary tax differences that have resulted from those activities as required under SFAS No. 109, “Accounting for Income Taxes.”

Cash Flow Information
All highly liquid investments with original maturities of three months or less are considered cash equivalents.  We issued common shares of beneficial interest valued at $13.6 million, $8.0 million and $1.3 million during 2007, 2006 and 2005, respectively, in exchange for interests in real estate joint ventures and partnerships, which had been formed to acquire properties.  We also accrued $15.5 million, $6.5 million and $4.9 million during 2007, 2006 and 2005, respectively, associated with the construction of property.  Cash payments for interest on debt, net of amounts capitalized, of $153.2 million, $139.1 million and $135.4 million were made during 2007, 2006 and 2005, respectively.  A cash payment of $.8 million and $.6 million for federal income taxes was made during 2007 and 2006, respectively.

In association with property acquisitions and investments in unconsolidated real estate joint ventures, items assumed were as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Debt	$99,428	$140,740	$135,330
Obligations Under Capital Leases	12,888
Minority Interest	27,932	15,816	6,871
Net Assets and Liabilities	14,322	21,597	31,983

In conjunction with the disposition of properties completed during 2007, we defeased three mortgage loans totaling $22.2 million and transferred marketable securities totaling $22.5 million in connection with the legal defeasance of these three loans.  Also, we settled a $12.9 million capital lease obligation.  Net assets and liabilities were reduced by $59.8 million during 2007 from the reorganization of three joint ventures, two of which were previously consolidated, to tenancy-in-common arrangements where we have a 50% interest.  This net reduction from the reorganization of three joint ventures was offset by the assumption of debt totaling $33.2 million.

In connection with the sale of an 80% interest in 12 properties in 2006 and two properties in 2005, we retained a 20% unconsolidated investment of $90.6 million and $14.7 million, respectively.  In connection with the sale of improved properties, we received notes receivable totaling $2.6 million in 2006.  In 2005, a $15.5 million capital lease obligation was settled, and debt of $11.1 million was assumed.

Reclassifications
The reclassification of prior years’ operating results for certain properties to discontinued operations was made to conform to the current year presentation.  We also reclassified the net balance of our below-market assumed mortgages from Other Liabilities to Debt and our above-market assumed mortgages from Other Assets to Debt.  For additional information see Note 9, “Discontinued Operations” and Note 16, “Identified Intangible Assets and Liabilities,” respectively.  These reclassifications had no impact on previously reported net income, net income per share, shareholders’ equity or cash flows.

Note 2.                       Newly Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return.  A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  There are also several disclosure requirements.  We adopted FIN 48 as of January 1, 2007, and its adoption did not have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.”  This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  The key changes to current practice are (1) the definition of fair value, which focuses on an exit price rather than an entry price; (2) the methods used to measure fair value, such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions and credit standing and (3) the expanded disclosures about fair value measurements.  This statement does not require any new fair value measurements.

We are required to adopt SFAS 157 in the first quarter of 2008 regarding our financial assets and liabilities. The FASB has issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” to defer the provisions of SFAS 157 relating to nonfinancial assets and liabilities that delays implementation by us until January 1, 2009.  SFAS 157 is not expected to materially affect how we determine fair value, but may result in certain additional disclosures.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R.”  This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  These changes will be reported in comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements were effective for us as of December 31, 2006, and as a result we recognized an additional liability of $803,000.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position (the “Measurement Provision”) is effective for fiscal years ending after December 15, 2008.  We have assessed the potential impact of the Measurement Provision of SFAS 158 and concluded that its adoption will not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement is effective for us on January 1, 2008.  We are currently evaluating the impact that the adoption of SFAS 159 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.” SFAS 141R expands the original guidance’s definition of a business.  It broadens the fair value measurement and recognition to all assets acquired, liabilities assumed and interests transferred as a result of business combinations.  SFAS 141R requires expanded disclosures to improve the ability to evaluate the nature and financial effects of business combinations.  SFAS 141R is effective for us for business combinations made on or after January 1, 2009.  We expect the adoption of SFAS 141R to have a material effect on our consolidated financial statements.  While we have not formally quantified the effect, we expect the adoption of SFAS 141R to have a material effect on our consolidated financial statements if our property acquisitions fall under the definition of a business.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”.  SFAS 160 requires that a noncontrolling interest in an unconsolidated entity be reported as equity and any losses in excess of an unconsolidated entity’s equity interest will be recorded to the noncontrolling interest.  The statement requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS 160 is effective on January 1, 2009 and most provisions will be applied retrospectively.  We are currently evaluating the impact SFAS 160 will have on our consolidated financial statements.

On August 31, 2007, the FASB authorized a proposed FASB Staff Position (the “proposed FSP”) that, if issued, would affect the accounting for our convertible and exchangeable senior debentures.  If issued in the form expected, the proposed FSP would require that the initial debt proceeds from the sale of our convertible and exchangeable senior debentures be allocated between a liability component and an equity component.  The resulting debt discount would be amortized using the effective interest method over the period the debt is expected to be outstanding as additional interest expense.  The proposed FSP has not been issued, but the FASB has indicated that it is expected to be effective for fiscal years beginning after December 15, 2007 and requires retroactive application.  Upon the adoption of the proposed FSP on January 1, 2008, we have estimated the unamortized debt discount (as of December 31, 2007) to be approximately $34.5 million to be included as a reduction of Debt and approximately $46.3 million as Accumulated Additional Paid-In Capital on our condensed consolidated balance sheet.  We have estimated incremental Interest Expense to be approximately $8.4 million and $3.4 million for the years ended December 31, 2007 and 2006.

Note 3.                       Derivatives and Hedging

We occasionally hedge the future cash flows of our debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions.  At December 31, 2007, we had two interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $50.0 million that convert fixed interest payments at rates of 4.2% to variable interest payments.  We have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates.  Also, at December 31, 2007, we had two forward-starting interest rate swap contracts with an aggregate notional amount of $118.6 million, which lock the swap rate at 5.2% effective through January 2018.  The purpose of these forward-starting swaps, which are designated as cash flow hedges, is to mitigate the risk of future fluctuations in interest rates on forecasted issuances of long-term debt.  We have determined that they are highly effective in offsetting future variable interest cash flows on anticipated long-term debt issuances.

In July, November and December 2007, swaps of $10 million, $5 million and $10 million, respectively, matured in conjunction with the maturity of the associated medium term notes.  These hedge contracts were designated as fair value hedges.

Changes in the fair value of fair value hedges, as well as changes in the fair value of the hedged item attributable to the hedge risk, are recorded in earnings each reporting period.  For the twelve months ended December 31, 2007 and 2006, these changes in fair value offset through earnings.  At December 31, 2007, we had no derivative instruments reported in Other Assets.  The derivative instruments at December 31, 2006 were reported at their fair values in Other Assets, net of accrued interest, of $.1 million, and as Other Liabilities, net of accrued interest, of $5.8 million and $3.2 million at December 31, 2007 and December 31, 2006, respectively.

As of December 31, 2007 and December 31, 2006, the balance in Accumulated Other Comprehensive Loss relating to derivatives was $11.8 million and $7.6 million, respectively, and amounts amortized to Interest Expense were $.9 million in 2007, $.4 million in 2006 and $.3 million in 2005.  Within the next 12 months, approximately $.9 million of the balance in Accumulated Other Comprehensive Loss is expected to be amortized to Interest Expense.

The interest rate swaps increased interest expense and decreased net income by $.6 million, $.5 million and $1.3 million in 2007, 2006 and 2005, respectively, and increased the average interest rate of our debt by .02% in 2007 and 2006 and .1% in 2005.  We could be exposed to losses in the event of nonperformance by the counter-parties; however, management believes the likelihood of such nonperformance is remote.

Note 4.                       Debt

Our debt consists of the following (in thousands):

	December 31,
	2007	2006

Debt payable to 2030 at 4.5% to 8.8%	$2,876,445	$2,888,892
Unsecured notes payable under revolving credit agreements	255,000	18,000
Obligations under capital leases	29,725	29,725
Industrial revenue bonds payable to 2015 at 3.5% to 5.4%	3,889	4,422

Total	$3,165,059	$2,941,039

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	December 31,
	2007	2006

As to interest rate (including the effects of interest rate swaps):
Fixed-rate debt	$2,843,320	$2,825,640
Variable-rate debt	321,739	115,399

Total	$3,165,059	$2,941,039

As to collateralization:
Unsecured debt	$2,095,506	$1,910,216
Secured debt	1,069,553	1,030,823

Total	$3,165,059	$2,941,039

In November 2007, we increased our revolving credit facility from $400 million to $575 million and amended certain covenants of this facility.  This unsecured revolving credit facility held by a syndicate of banks expires in February 2010 and provides a one-year extension option available at our request.  Borrowing rates under this facility float at a margin over LIBOR, plus a facility fee.  The borrowing margin and facility fee, which are currently 42.5 and 15.0 basis points, respectively, are priced off a grid that is tied to our senior unsecured credit ratings.  This facility retains a competitive bid feature that allows us to request bids for amounts up to $287.5 million from each of the syndicate banks, allowing us an opportunity to obtain pricing below what we would pay using the pricing grid.

At December 31, 2007 and December 31, 2006, the balance outstanding under the revolving credit facility was $255 million at a variable interest rate of 5.4% and $18 million at a variable interest rate of 5.8%, respectively.  We also have an agreement for an unsecured and uncommitted overnight facility totaling $30 million as of December 31, 2007 and $20 million at December 31, 2006 with a bank that we use for cash management purposes, of which no amounts were outstanding at each respective date.  Letters of credit totaling $9.2 million and $10.1 million were outstanding under the revolving credit facility at December 31, 2007 and 2006, respectively.  The available balance under our revolving credit agreement was $310.8 million and $371.9 million at December 31, 2007 and December 31, 2006, respectively.  During 2007, the maximum balance and weighted average balance outstanding under both facilities combined were $312.4 million and $96.7 million, respectively, at a weighted average interest rate of 6.1%.  During 2006, the maximum balance and weighted average balance outstanding under both facilities combined were $368.2 million and $179.1 million, respectively, at a weighted average interest rate of 5.5%.

In January 2008, we elected to repay at par a fixed rate 8.33% mortgage totaling $121.8 million that was secured by 19 supermarket-anchored shopping centers in California originally acquired in April 2001.

In conjunction with acquisitions completed during 2007, we assumed $99.4 million of nonrecourse debt secured by the related properties.  A capital lease obligation totaling $12.9 million was assumed and subsequently settled in 2007.  As of December 31, 2006, the balance of secured debt that was assumed in conjunction with 2006 acquisitions was $140.7 million.

In conjunction with the disposition of properties completed 2007, we incurred a net loss of $.4 million on the early extinguishment of three loans totaling $22.2 million.  These defeasance costs were recognized as Interest Expense and have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Various leases and properties, and current and future rentals from those lease and properties, collateralize certain debt.  At December 31, 2007 and 2006, the carrying value of such property aggregated $1.9 billion and $1.8 billion, respectively.

Scheduled principal payments on our debt (excluding $255.0 million due under our revolving credit agreements, $21.0 million of certain capital leases, ($.4) million fair value of interest rate swaps and $29.7 million of non-cash debt-related items) are due during the following years (in thousands):

2008	$254,509
2009	113,506
2010	119,183
2011	890,314
2012	333,112
2013	283,412
2014	373,787
2015	200,596
2016	142,667
Thereafter	148,616

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios and minimum net worth requirements and maximum total debt levels.  We are in compliance with all restrictive covenants as of December 31, 2007.

In December 2006, we issued $75 million of 10-year unsecured fixed rate medium term notes at 6.1% including the effect of an interest rate swap that had hedged the transaction.  Proceeds from this issuance were used to repay balances under our revolving credit facilities, to cash settle a forward hedge and for general business purposes.

In July 2006, we priced an offering of $575 million of 3.95% convertible senior unsecured notes due 2026, which closed on August 2, 2006.  Interest is payable semi-annually in arrears on February 1 and August 1 of each year, beginning February 1, 2007.  The net proceeds of $395.9 million from the sale of the debentures, after repurchasing 4.3 million of our common shares of beneficial interest, were used for general business purposes and to reduce amounts outstanding under our revolving credit facility.  The debentures are convertible under certain circumstances for our common shares of beneficial interest at an initial conversion rate of 20.3770 common shares of beneficial interest per $1,000 of principal amount of debentures (an initial conversion price of $49.075).  In addition, the conversion rate may be adjusted if certain change in control transactions or other specified events occur on or prior to August 4, 2011.  Upon the conversion of debentures, we will deliver cash for the principal return, as defined, and cash or common shares of beneficial interest, at our option, for the excess of the conversion value, as defined, over the principal return.  The debentures are redeemable for cash at our option beginning in 2011 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require us to repurchase their debentures for cash equal to the principal of the debentures plus accrued and unpaid interest in 2011, 2016 and 2021 and in the event of a change in control.

In connection with the issuance of these debentures, we filed a shelf registration statement related to the resale of the debentures and the common shares of beneficial interest issuable upon the conversion of the debentures.  This registration statement has been declared effective by the SEC.

Note 5.                       Preferred Shares

On September 25, 2007, we issued $200 million of depositary shares in a private placement, and the net proceeds of $193.6 million were used to repay amounts outstanding under our credit facilities.  Each depositary share represents one-hundredth of a Series G Cumulative Redeemable Preferred Share.  The depositary shares are redeemable, in whole or in part at our option, at a redemption price of $25 multiplied by a graded rate per depositary share based on the date of redemption plus any accrued and unpaid dividends thereon.  The depositary shares are not convertible or exchangeable for any of our other property or securities.  The Series G Preferred Shares pay a variable-rate quarterly dividend through September 2008 and then a variable-rate monthly dividend and have a liquidation preference of $2,500 per share.  The variable-rate dividend is calculated on the period’s three-month LIBOR rate plus a percentage determined by the number of days outstanding.  Further, the rate may vary if any of our outstanding preferred shares are downgraded.  The variable-rate dividend is not to exceed 20%.  At December 31, 2007, the variable-rate dividend was 5.9%.

On January 30, 2007, we issued $200 million of depositary shares.  Each depositary share represents one-hundredth of a Series F Cumulative Redeemable Preferred Share.  The depositary shares are redeemable, in whole or in part, on or after January 30, 2012 at our option, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon.  The depositary shares are not convertible or exchangeable for any of our other property or securities.  The Series F Preferred Shares pay a 6.5% annual dividend and have a liquidation preference of $2,500 per share.  Net proceeds of $194.0 million were used to repay amounts outstanding under our credit facilities and for general business purposes.

In July 2004, we issued $72.5 million of depositary shares with each share representing one-hundredth of a Series E Cumulative Redeemable Preferred Share.  The depositary shares are redeemable, in whole or in part, for cash on or after July 8, 2009 at our option, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon.  The depositary shares are not convertible or exchangeable for any of our other property or securities.  The Series E preferred shares pay a 6.95% annual dividend and have a liquidation preference of $2,500 per share.

In April 2003, $75 million of depositary shares were issued with each share representing one-thirtieth of a Series D Cumulative Redeemable Preferred Share.  The depositary shares are redeemable, in whole or in part, for cash on or after April 30, 2008 at our option, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon.  The depositary shares are not convertible or exchangeable for any of our property or securities.  The Series D preferred shares pay a 6.75% annual dividend and have a liquidation preference of $750 per share.

Note 6.                       Common Shares of Beneficial Interest

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

During 2007, we have repurchased and cancelled 1.4 million common shares of beneficial interest at an average share price of $37.75.

In July 2006, our Board of Trust Managers authorized the repurchase of our common shares of beneficial interest to a total of $207 million, and we used $167.6 million of the net proceeds from the $575 million debt offering to purchase 4.3 million common shares of beneficial interest at $39.26 per share.  For additional information see Note 4, “Debt.”

Note 7.                       Treasury Shares of Beneficial Interest

At December 31, 2007, a total of 1.4 million common shares of beneficial interest were outstanding that were purchased at an average share price of $36.47.  These shares were subsequently retired on January 11, 2008.

Note 8.                       Property

Our property consisted of the following (in thousands):

	December 31,
	2007	2006

Land	$974,145	$847,295
Land held for development	62,033	21,405
Land under development	223,827	146,990
Buildings and improvements	3,533,037	3,339,074
Construction in-progress	179,302	91,124

Total	$4,972,344	$4,445,888

The following carrying charges were capitalized (in thousands):

	Year Ended December 31,
	2007	2006	2005

Interest	$25,025	$7,616	$2,629
Ad valorem taxes	1,985	780	293

Total	$27,010	$8,396	$2,922

During 2007, we invested $503.1 million in the acquisition of operating properties.  We completed the acquisition of 13 shopping centers, one office building and seven industrial properties that are located in Arizona, Florida, Georgia, Illinois, Oregon, Texas and Virginia.  We also acquired our partner’s 50% interest in a shopping center in Las Vegas, Nevada.  Of this total, $417.3 million was invested in shopping centers, and $85.8 million was invested in industrial properties and the office building.

During 2007, we invested $243.1 million in 28 new developments projects.  We commenced 13 new development projects located in Arizona, Florida, Georgia, Nevada, North Carolina and Texas during 2007.  Of these, six represent interests in consolidated joint ventures in which we have ownership interests ranging from 50% to 55%.

Note 9.                       Discontinued Operations

During 2007, we sold 17 shopping centers and one industrial center, 10 of which were located in Texas, three in Louisiana, two each in Colorado and Illinois, and one in Georgia. In 2006, we sold 19 shopping centers and four industrial properties, 10 of which were located in Texas, three in Kansas, two each in Arkansas, Oklahoma and Tennessee, and one each in Arizona, Missouri, New Mexico and Colorado.  The operating results of these properties have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as well as any gains on the respective disposition for all periods presented.  Revenues recorded in Operating Income from Discontinued Operations totaled $10.9 million in 2007, $40.8 million in 2006, and $61.5 million in 2005.  Included in the Consolidated Balance Sheet at December 31, 2006 were $180.1 million of Property, $30.4 million of Accumulated Depreciation and $22.4 million of Debt related to properties sold during 2007.

In 2007, we incurred a net loss of $.4 million on the defeasance of three loans totaling $22.2 million that were required to be settled upon their disposition.  These defeasance costs were recognized as Interest Expense and have been reclassified and reported as operating income from discontinued operations.

The discontinued operations reported in 2006 had no debt that was required to be repaid upon their disposition.

We elected not to allocate other consolidated interest to discontinued operations because the interest savings to be realized from the proceeds of the sale of these operations was not material.

Note 10.                     Notes Receivable from Real Estate Joint Ventures and Partnerships

We have ownership interests in a number of real estate joint ventures and partnerships.  Notes receivable from these entities bear interest ranging from 5.7% to 10% at December 31, 2007 and 6.0% to 10% at December 31, 2006.  These notes are due at various dates through 2028 and are generally secured by real estate assets.  We recognized interest income on these notes as follows, in millions: $1.5 in 2007 and $1.3 in both 2006 and 2005.

Note 11.                     Related Parties

In 2007, we acquired our partner’s 50% interest in a shopping center in Las Vegas, Nevada.  As part of this transaction, our $22.2 million note receivable from this partner was settled.

In 2007, we sold a 12.6% interest in a shopping center located in Lafayette, Louisiana to our outside partner.  Sales proceeds and the gain generated totaled $4.4 million and $.8 million, respectively.

Note 12.                     Investment in Real Estate Joint Ventures and Partnerships

We own interests in real estate joint ventures or limited partnerships and have tenancy-in-common interests in which we exercise significant influence, but do not have financial and operating control.  We account for these investments using the equity method, and our interests range from 7.8% to 75%.  Combined condensed unaudited financial information of these ventures (at 100%) is summarized as follows (in thousands):

	December 31,
	2007	2006

Combined Condensed Balance Sheets

Property	$1,660,915	$1,123,600
Accumulated depreciation	(71,998)	(41,305)
Property – net	1,588,917	1,082,295

Other assets	238,166	117,594

Total	$1,827,083	$1,199,889

Debt (primarily mortgage payable)	$378,206	$327,460
Notes and accounts payable to Weingarten Realty Investors	87,191	22,657
Other liabilities	138,150	39,154
Accumulated equity	1,223,536	810,618

Total	$1,827,083	$1,199,889

	Year Ended December 31,
	2007	2006	2005

Combined Condensed Statements of Income

Revenues	$146,642	$65,002	$41,059

Expenses:
Depreciation and amortization	38,574	15,390	9,322
Interest	23,093	17,398	10,565
Operating	22,396	8,750	5,480
Ad valorem taxes	15,767	6,187	4,756
General and administrative	1,243	783	301

Total	101,073	48,508	30,424

Gain on land and merchant development sales	1,295	1,938	170
Gain (loss) on sale of properties	5,422	5,991	(20)
Net income	$52,286	$24,423	$10,785

Our investment in real estate joint ventures and partnerships, as reported on our Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differentials, which arose upon the transfer of assets to the joint ventures.  The basis differentials, which totaled $15.8 million and $20.1 million at December 31, 2007 and December 31, 2006, respectively, are generally amortized over the useful lives of the related assets.

Fees earned by us for the management of these real estate joint ventures and partnerships totaled $5.0 million in 2007, $1.9 million in 2006, and $.8 million in 2005.

During 2007, a 25%-owned unconsolidated real estate joint venture acquired two shopping centers.  Cole Park Plaza is located in Chapel Hill, North Carolina, and Sunrise West is located in Sunrise, Florida.  A 50%-owned unconsolidated real estate joint venture was formed for the purpose of developing a retail shopping center.  A 20%-owned unconsolidated real estate joint venture acquired seven industrial properties, one each in Ashland and Chester, Virginia, two in Colonial Heights, Virginia and three in Richmond, Virginia.  We invested in a 20%-owned unconsolidated real estate joint venture, which acquired three retail power centers:  Pineapple Commons located in Stuart, Florida; Mansell Crossing located in Alpharetta, Georgia; and Preston Shepard Place located in Plano, Texas.  We acquired a 10% interest in two retail shopping centers each through a tenancy-in-common arrangement that are located in San Jose, California and Destin, Florida.

In March 2007, three joint ventures, two of which were previously consolidated, were reorganized and our 50% interest in each of these properties is now held in a tenancy-in-common arrangement.

In November 2007, we sold a 12.6% interest in a shopping center located in Lafayette, Louisiana to our outside partner.  Sales proceeds and the gain generated totaled $4.4 million and $.8 million, respectively.

In December 2007, we acquired our partner’s 50% interest in a shopping center located in Las Vegas, Nevada, which was previously held in an unconsolidated real estate joint venture.

In December 2007, a retail center in Highland Ranch, Colorado was sold.  This property was held in a 40%-owned unconsolidated real estate joint venture, and our share of the sales proceeds and the gain generated was $11.2 million and $2.2 million, respectively.  Also, a land parcel was sold in Liberty Lakes, Washington, which was held in a 50%-owned unconsolidated real estate joint venture.  Our share of the sales proceeds and the gain generated totaled $1.5 million and $.6 million, respectively.

During 2006, we invested in a 25%-owned unconsolidated real estate joint venture, which acquired five shopping centers.  Fresh Market Shoppes is located in Hilton Head, South Carolina; Shoppes at Paradise Isle is located in Destin, Florida; Indian Harbor Place is located in Melbourne, Florida, and both Quesada Commons and Shoppes of Port Charlotte are located in Port Charlotte, Florida.  Two 50%-owned real estate joint ventures commenced development of a retail center each located in Mission, Texas and Apple Valley, California.  Also, two shopping centers, one each in Crosby and Dickinson, Texas, were sold.  Our share of the sales proceeds totaled $8.1 million and generated a gain of $4.1 million.  Associated with our land and merchant development activities, two parcels of land in Houston, Texas and Liberty Lake, Washington were sold in a 75%-owned and a 50%-owned real estate joint venture, respectively, of which our share of the gain totaled $1.1 million.  We also acquired our partner’s share of Heritage Station, which is located in Wake Forest, North Carolina.  Heritage Station is a 62,000 square foot shopping center that is anchored by Harris Teeter.

During the third quarter of 2006, we formed a strategic joint venture with PNC Realty Investors (“PNC”) to acquire and operate industrial properties within target markets across the United States.  PNC served as investment advisor to the AFL-CIO Building Investment Trust (“BIT”).  The joint venture is 80% owned by BIT and 20% by us.  The partners plan to invest $500 million in total capital over the next two years including leverage targeted at approximately 50% of total capital.  As part of this transaction, we contributed 16 buildings at five properties with a total value of $123 million and aggregating more than two million square feet.  The sale of an 80% interest in these properties resulted in a gain to us of $21.6 million, and due to our continuing involvement with these properties, the operating results have not been reclassified and reported in discontinued operations.  The properties are located in the San Diego, Memphis and Atlanta markets.

During the fourth quarter of 2006, two new strategic joint ventures were formed with TIAA-CREF Global Real Estate and AEW Capital Management on behalf of its institutional clients, of which we own 20%.  We contributed to the TIAA-CREF Global Real Estate joint venture seven recently purchased neighborhood/community shopping centers in South Florida with a total value of $325 million and aggregating more than 1.3 million square feet.  The AEW Capital Management joint venture acquired four grocery-anchored centers and two power centers located in Oregon and Washington.

Note 13.                     Federal Income Tax Considerations

We qualify as a REIT under the provisions of the Internal Revenue Code, and therefore, no tax is imposed on our taxable income distributed to shareholders.  To maintain our REIT status, we must distribute at least 90% of our ordinary taxable income to our shareholders and meet certain income source and investment restriction requirements.  Our shareholders must report their share of income distributed in the form of dividends.

Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of depreciation, rental revenue, compensation expense and gain from sales of property.  As a result of these differences, the book value of our net fixed assets exceeds the tax basis by $275 million at December 31, 2007 and $70.8 million at December 31, 2006.

The following table reconciles net income to REIT taxable income for the year ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Net Income	$238,017	$305,010	$219,653
Net income of taxable REIT subsidiaries included above	(6,352)	(4,264)	(923)
Net Income from REIT operations	231,665	300,746	218,730
Book depreciation and amortization including discontinued operations	134,676	131,992	126,930
Tax depreciation and amortization	(98,238)	(86,002)	(80,922)
Book/tax difference on gains/losses from capital transactions	(76,054)	(128,628)	(69,885)
Other book/tax differences, net	2,698	(22,534)	(32,336)
REIT taxable income	194,747	195,574	162,517
Dividends paid deduction	(194,747)	(195,574)	(167,196)
Dividends paid in excess of taxable income	$-	$-	$(4,679)

The dividends paid deduction in 2007 and 2006 includes designated dividends of $10.9 million from 2008 and $10.2 million from 2007.

For federal income tax purposes, the cash dividends distributed to common shareholders are characterized as follows:

	2007	2006	2005

Ordinary income	85.6%	76.2%	81.2%
Capital gain distributions	14.4	23.8	9.7
Return of capital (generally nontaxable)			9.1

Total	100.0%	100.0%	100.0%

Our taxable REIT subsidiary is subject to federal, state and local income taxes.  We have recorded a federal income tax provision of $2.1 million, $1.3 million and zero for the years ended December 31, 2007, 2006 and 2005, respectively.  Our deferred tax assets at December 31, 2007 and 2006 were $1.1 million and $.3 million, respectively, with the deferred tax liabilities totaling $1.4 million and $1.6 million, respectively.  Also, a current tax obligation of $2.3 million has been recorded at December 31, 2007 in association with this tax.

We have reviewed our tax positions under FIN 48.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return.  A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  We believe it is more likely than not that our tax positions will be sustained in any tax examinations.

In May 2006, the State of Texas enacted a new business tax (the “Revised Texas Franchise Tax”) that replaces its existing franchise tax.  In general, legal entities that do business in Texas are subject to the Revised Texas Franchise Tax.  Most REITs are subject to the Revised Franchise Tax, whereas they were previously exempt.  The Revised Texas Franchise Tax becomes effective for franchise tax reports due on or after January 1, 2008 and will be based on revenues earned during the 2007 fiscal year.

Because the Revised Texas Franchise Tax is determined by applying a tax rate to a base that considers both revenues and expenses, it is considered an income tax and is accounted for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.”

For the years ended December 31, 2007 and 2006, we recorded a provision for the Revised Texas Franchise Tax of $2.0 million and $.1 million, respectively.  The deferred tax assets and deferred tax liability associated with this tax each totaled $.1 million as of December 31, 2007 and 2006.  Also, a current tax obligation of $2.0 million has been recorded at December 31, 2007 in association with this tax.

Note 14.                     Leasing Operations

The terms of our leases range from less than one year for smaller tenant spaces to over 25 years for larger tenant spaces.  In addition to minimum lease payments, most of the leases provide for contingent rentals (payments for taxes, maintenance and insurance by lessees and an amount based on a percentage of the tenants' sales).  Future minimum rental income from non-cancelable tenant leases at December 31, 2007, in millions, is: $445.2 in 2008; $392.3 in 2009; $329.8 in 2010; $257.7 in 2011; $193.5 in 2012; and $797.6 thereafter.  The future minimum rental amounts do not include estimates for contingent rentals.  Such contingent rentals, in millions, aggregated $126.3 in 2007, $119.0 in 2006 and $108.8 in 2005.

Note 15.                    Commitments and Contingencies

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

Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which we are the lessee, principally for shopping center ground leases, for the subsequent five years and thereafter ending December 31, are as follows (in thousands):

2008	$2,436
2009	2,961
2010	2,917
2011	2,862
2012	2,821
Thereafter	113,568
$127,565

Rental expense (including insignificant amounts for contingent rentals) for operating leases was, in millions:  $3.4 in 2007; $3.2 in 2006 and $2.9 in 2005.

The scheduled future minimum revenues under subleases, applicable to the ground lease rentals above, under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for the subsequent five years and thereafter ending December 31, are as follows (in thousands):

2008	$32,356
2009	28,028
2010	23,814
2011	20,022
2012	16,222
Thereafter	68,544
$188,986

Property under capital leases, consisting of four shopping centers at both December 31, 2007 and 2006 aggregated $29.1 million, and is included in buildings and improvements.  Amortization of property under capital leases is included in depreciation and amortization expense, and the balance of accumulated depreciation associated with these capital leases at December 31, 2007 and 2006 was $14.2 million and $13.1 million, respectively.  Future minimum lease payments under these capital leases total $50.1 million, with annual payments due, in millions, of $1.9 in 2008; $2.0 in each of 2009 and 2010; $2.1 in each of 2011 and 2012; and $40.0 thereafter.  The amount of these total payments representing interest is $20.4 million.  Accordingly, the present value of the net minimum lease payments was $29.7 million at December 31, 2007.

We participate in six real estate ventures structured as DownREIT partnerships that have properties in Arkansas, California, Georgia, North Carolina, Texas and Utah.  As a general partner, we have operating and financial control over these ventures and consolidate their operations in our consolidated financial statements.  These ventures allow the outside limited partners to put their interest to the partnership for our common shares of beneficial interest or an equivalent amount in cash.  We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares of beneficial interest, at our discretion.  We also participate in two real estate ventures that have properties in Florida and Texas that allow their outside partners to put operating partnership units to us for our common shares of beneficial interest or an equivalent amount of cash.  We have the option to redeem these units in cash or a fixed number of our common shares of beneficial interest, at our discretion.  In 2007 and 2006 we issued common shares of beneficial interest valued at $13.6 million and $8.0, million, respectively, in exchange for certain of these limited partnership interests or operating partnership units.  The aggregate redemption value of the operating partnership units was approximately $76 million and $139 million as of December 31, 2007 and 2006, respectively.

In January 2007, two retail properties were purchased in Arizona.  This purchase transaction includes an earnout provision of approximately $29 million that is contingent upon the subsequent development of space by the property seller.  This contingency agreement expires in 2010.  As of December 31, 2007, $5.2 million has been paid and $4.2 million has been accrued.  Amounts paid or accrued under such earnouts are treated as additional purchase price and capitalized to the related property.

In April 2007, we acquired an industrial building located in Virginia.  This purchase transaction includes an earnout provision of approximately $6 million that is contingent upon the lease up of vacant space by the property seller.  This contingency agreement expires in 2009.  As of December 31, 2007, $5.6 million has been accrued.  Amounts paid or accrued under such earnouts are treated as additional purchase price and capitalized to the related property.

In August 2006, we purchased a portfolio of properties from North American Properties.  The purchase agreement allows for the subsequent development and leasing of an additional phase of Brookwood Marketplace by the property seller.  If the terms of the purchase agreement are met by the seller, the purchase price would be increased by approximately $6.9 million.  This agreement expires in August 2008.  We have no obligation for this contingency as of December 31, 2007.

We expect to invest approximately $127.0 million in 2008, $100.5 million in 2009, $53.3 million in 2010, $7.8 million in 2011 and $1.4 million in 2012 to complete construction of 32 properties under various stages of development.  We also expect to invest $8.3 million to acquire projects in 2008 and $1.8 in 2009.

We are subject to numerous federal, state and local environmental laws, ordinances and regulations in the areas where we own or operate properties.  We are not aware of any material contamination, which may have been caused by us or any of our tenants that would have a material effect on our consolidated financial statements.

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

Related to our investment in a redevelopment project in Sheridan, Colorado that is held in an unconsolidated real estate joint venture, we, our joint venture partner and the joint venture have each provided a guarantee for the payment of any annual sinking fund requirement shortfalls on bonds issued in connection with the project.  The Sheridan Redevelopment Agency issued $97 million of Series A bonds used for an urban renewal project.  The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on future retail sales.  The incremental taxes and PIF are to remain intact until the bond liability has been paid in full, including any amounts we may have to provide.  We have evaluated and determined that the fair value of the guarantee is nominal.  However, due to the guarantee, a liability has been recorded by the joint venture equal to amounts funded under the bonds.

We are involved in various matters of litigation arising in the normal course of business.  While we are unable to predict with certainty the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, our resulting liability, if any, will not have a material effect on our consolidated financial statements.

Note 16.                     Identified Intangible Assets and Liabilities

Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	December 31,	December 31,
	2007	2006

Identified Intangible Assets:
Above-Market Leases (included in Other Assets)	$18,590	$14,686
Above-Market Leases – Accumulated Amortization	(7,323)	(5,277)
Below-Market Assumed Mortgages (included in Debt)	2,072	1,653
Below-Market Assumed Mortgages – Accumulated Amortization	(246)
Valuation of In Place Leases (included in Unamortized Debt and Lease Cost)	59,498	52,878
Valuation of In Place Leases – Accumulated Amortization	(22,308)	(16,297)

	$50,283	$47,643

Identified Intangible Liabilities:
Below-Market Leases (included in Other Liabilities)	$39,141	$24,602
Below-Market Leases – Accumulated Amortization	(11,949)	(6,569)
Above-Market Assumed Mortgages (included in Debt)	58,414	59,863
Above-Market Assumed Mortgages – Accumulated Amortization	(24,517)	(18,123)

	$61,089	$59,773

These identified intangible assets and liabilities are amortized over the terms of the acquired leases or the remaining lives of the assumed mortgages.

The net amortization of above-market and below-market leases increased rental revenues by $3.2 million, $1.3 million, and $.3 million in 2007, 2006, and 2005, respectively.  The estimated net amortization of these intangible assets and liabilities will increase rental revenues for each of the next five years as follows (in thousands):

2008	$3,321
2009	2,771
2010	1,940
2011	1,369
2012	1,115

The amortization of the in place lease intangible recorded in depreciation and amortization, was $8.3 million, $7.6 million, and $6.2 million in 2007, 2006, and 2005, respectively.  The estimated amortization of this intangible asset will increase depreciation and amortization for each of the next five years as follows (in thousands):

2008	$7,187
2009	6,255
2010	5,227
2011	4,042
2012	3,229

The amortization of above-market and below-market assumed mortgages decreased interest expense by $6.7 million, $7.3 million and $6.9 million in 2007, 2006, and 2005, respectively.  The estimated amortization of these intangible assets and liabilities will decrease interest expense for each of the next five years as follows (in thousands):

2008	$5,804
2009	4,476
2010	3,823
2011	2,526
2012	1,355

Note 17.                     Fair Value of Financial Instruments

The fair value of our financial instruments was determined using available market information and appropriate valuation methodologies as of December 31, 2007.  Unless otherwise described below, all other financial instruments are carried at amounts which approximate their fair values.

Based on rates currently available to us for debt with similar terms and average maturities, fixed-rate debt with carrying values of $2.8 billion at both December 31, 2007 and 2006, have fair values of approximately $2.9 billion and $2.7 billion, respectively.  The fair value of our variable-rate debt approximates its carrying values of $321.7 million and $115.4 million as of December 31, 2007 and 2006, respectively.

Note 18.                     Share Options and Awards

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

In 1988, we adopted a Share Option Plan that provided for the issuance of options and share awards up to a maximum of 1.6 million common shares of beneficial interest.  This plan expired in December 1997, and no awards remain outstanding at December 31, 2007.

In 1992, we adopted the Employee Share Option Plan that grants 100 share options to every employee, excluding officers, upon completion of each five-year interval of service.  This plan expires in 2012 and provides options for a maximum of 225,000 common shares of beneficial interest, of which .2 million is available for future grant of options or awards at December 31, 2007.  Options granted under this plan are exercisable immediately.

In 1993, we adopted the Incentive Share Option Plan that provided for the issuance of up to 3.9 million common shares of beneficial interest, either in the form of restricted shares or share options.  This plan expired in 2002, but some awards made pursuant to it remain outstanding as of December 31, 2007.  The share options granted to non-officers vest over a three-year period beginning after the grant date, and for officers vest over a seven-year period beginning two years after the grant date.  Restricted shares under this plan have multiple vesting periods.  Prior to 2000, restricted shares generally vested over a 10 year period.  Effective in 2000, the vesting period became five years.  In addition, the vesting period for these restricted shares can be accelerated based on appreciation in the market share price.  All restricted shares related to this plan vested prior to 2005.

In 2001, we adopted the Long-term Incentive Plan for the issuance of options and share awards.  In 2006, the maximum number of common shares of beneficial interest issuable under this plan was increased to 4.8 million common shares of beneficial interest, of which 2.6 million is available for the future grant of options or awards at December 31, 2007.  This plan expires in 2011.  The share options granted to non-officers vest over a three-year period beginning after the grant date, and share options and restricted shares for officers vest over a five-year period after the grant date.  Restricted shares granted to trust managers and options or awards granted to retirement eligible employees are expensed immediately.

The grant price for the Employee Share Option Plan is equal to the closing price of our common shares of beneficial interest on the date of grant.  The grant price of the Long-term Incentive Plan is calculated as an average of the high and low of the quoted fair value of our common shares of beneficial interest on the date of grant.  In both plans, these options expire upon termination of employment or 10 years from the date of grant.  In the Long-term Incentive Plan, restricted shares for officers and trust managers are granted at no purchase price.  Our policy is to recognize compensation expense for equity awards ratably over the vesting period, except for retirement eligible amounts.  Compensation expense, net of forfeitures, associated with share options and restricted shares totaled $5.1 million in 2007, $4.9 million in 2006 and $1.7 million in 2005, of which $1.3 million in both 2007 and 2006 and $.5 million in 2005 was capitalized.

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

	Year Ended December 31,
	2007	2006	2005

Fair value per share option	$4.29	$4.97	$3.02
Dividend yield	5.5%	5.7%	6.3%
Expected volatility	18.1%	18.2%	16.8%
Expected life (in years)	6.0	5.9	6.7
Risk-free interest rate	4.1%	4.4%	4.4%

Following is a summary of the option activity for the three years ended December 31, 2007:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Outstanding, January 1, 2005	3,011,790	$24.77
Granted	537,319	37.40
Forfeited or expired	(30,797)	28.10
Exercised	(338,666)	19.17
Outstanding, December 31, 2005	3,179,646	27.47
Granted	544,346	47.41
Forfeited or expired	(65,996)	28.63
Exercised	(510,843)	20.73
Outstanding, December 31, 2006	3,147,153	31.99
Granted	7,821	42.63
Forfeited or expired	(73,156)	35.78
Exercised	(241,528)	23.24
Outstanding, December 31, 2007	2,840,290	$32.66

The total intrinsic value of options exercised was $5.0 million in 2007, $10.3 million in 2006 and $6.4 million in 2005.  As of December 31, 2007 and 2006, there was approximately $3.3 million and $4.9 million, respectively, of total unrecognized compensation cost related to unvested share options, which is expected to be amortized over a weighted average of 2.0 years and 3.0 years, respectively.

The following table summarizes information about share options outstanding and exercisable at December 31, 2007:

	Outstanding				Exercisable
		Weighted					Weighted
		Average	Weighted	Aggregate		Weighted	Average	Aggregate
		Remaining	Average	Intrinsic		Average	Remaining	Intrinsic
Range of		Contractual	Exercise	Value		Exercise	Contractual	Value
Exercise Prices	Number	Life	Price	(000’s)	Number	Price	Life	(000’s)

$17.89 - $26.83	1,059,744	4.0 years	$21.95		860,045	$21.55	3.8 years

$26.84 - $40.26	1,262,966	7.0 years	$35.58		818,749	$34.91	6.8 years

$40.27 - $49.62	517,580	8.9 years	$47.47		113,702	$47.46	8.9 years

Total	2,840,290	6.2 years	$32.66	$-	1,792,496	$29.30	5.5 years	$3,836

A summary of the status of unvested restricted shares for the ended December 31, 2007 is as follows:

	Unvested	Weighted
	Restricted	Average Grant
	Shares	Date Fair Value

Outstanding, January 1, 2007	172,255	$40.80
Granted	10,412	48.43
Vested	(55,841)	40.63
Forfeited	(9,287)	42.04
Outstanding, December 31, 2007	117,539	$41.45

As of December 31, 2007 and 2006, there was approximately $4.4 million and $6.1 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 2.7 years and 3.7 years, respectively.

Note 19.                     Employee Benefit Plans

We have a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the Internal Revenue Service.  Employee contributions are matched by us at the rate of $.50 per $1.00 for the first 6% of the employee's salary.  The employees vest in the employer contributions ratably over a six-year period.  Compensation expense related to the plan was $1.0 million in 2007, $.8 million in 2006 and $.7 million in 2005.

We also have an Employee Share Purchase Plan under which .6 million of our common shares of beneficial interest have been authorized.  These shares, as well as common shares of beneficial interest purchased by us on the open market, are made available for sale to employees at a discount of 15% from the quoted market price on the purchase date.  Shares purchased by the employee under the plan are restricted from being sold for two years from the date of purchase or until termination of employment.  A total of 30,437, 24,181 and 22,717 shares were purchased by employees at an average price of $33.49, $35.38 and $30.89 during 2007, 2006 and 2005, respectively.

Effective April 1, 2002, we converted a noncontributory pension plan to a noncontributory cash balance retirement plan ("Retirement Plan") under which each participant received an actuarially determined opening balance.  Annual additions to each participant's account include a service credit ranging from 3-5% of compensation, depending on years of service, and an interest credit based on the ten-year US Treasury Bill rate.  Vesting generally occurs after five years of service.  Certain participants were grandfathered under the prior pension plan formula.  In addition to the plan described above, effective September 1, 2002, we established two separate and independent nonqualified supplemental retirement plans ("SRP") for certain employees, the assets of which are held in a grantor trust.  These unfunded plans provide benefits in excess of the statutory limits of our noncontributory cash balance retirement plan.  Annual additions to each participant's account include a service credit ranging from 3-5% of compensation, depending on years of service, and an interest credit of 7.5%.  Vesting generally occurs after five years of service.  We have elected to use the actuarial present value of the vested benefits to which the participant is entitled if the participant separates immediately for the SRP, as defined in EITF 88-1, "Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan."

At December 31, 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  As a result of the adoption we recognized additional minimum liability directly to accumulated other comprehensive income of $803,000.

The estimated net loss, prior service cost, and transition obligation that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $183,000, ($117,000) and zero, respectively.

The following tables summarize changes in the benefit obligation, the plan assets and the funded status of our pension plans as well as the components of net periodic benefit costs, including key assumptions.  The measurement dates for plan assets and obligations were December 31, 2007 and 2006.

	Fiscal Year End
	2007	2006
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$38,997	$32,456
Service cost	3,846	3,090
Interest cost	2,175	2,309
Plan amendments		63
Actuarial (gains) losses	(1,325)	1,882
Benefit payments	(2,610)	(803)
Benefit obligation at end of year	$41,083	$38,997

Change in Plan Assets:
Fair value of plan assets at beginning of year	$17,933	$15,213
Actual return on plan assets	1,185	1,901
Employer contributions	3,926	1,622
Benefit payments	(2,610)	(803)
Fair value of plan assets at end of year	$20,434	$17,933

Unfunded Status at End of Year:	$20,649	$21,064

Accumulated benefit obligation	$40,101	$38,194

Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$4,287	$5,565
Prior service credit	(587)	(704)
Total amount recognized	$3,700	$4,861

The following is the required information for plans with an accumulated benefit obligation in excess of plan assets at each year end:

	2007	2006

Projected benefit obligation	$41,083	$38,997
Accumulated benefit obligation	40,101	38,194
Fair value of plan assets	20,434	17,933

At December 31, 2007 and 2006, the Retirement Plan was underfunded by $2.7 million and $4.8 million, respectively, and the SRP was underfunded by $17.9 million and $16.3 million, respectively.

The following is the required information for other changes in plan assets and benefit obligations recognized in other comprehensive income:

	2007	2006	2005

Net gain	$(925)	N/A	N/A
Amortization of net gain	(353)	N/A	N/A
Amortization of prior service cost	117	N/A	N/A

Total recognized in other comprehensive income	$(1,161)	N/A	N/A

Total recognized in net periodic benefit costs and other comprehensive income	$3,511	N/A	N/A

The components of net periodic benefit cost for both plans are as follows (in thousands):

	2007	2006	2005

Service cost	$3,846	$3,090	$2,641
Interest cost	2,175	2,309	1,724
Expected return on plan assets	(1,500)	(1,385)	(1,192)
Prior service cost	(117)	(128)	(128)
Recognized loss	269	407	159

Total	$4,673	$4,293	$3,204
The assumptions used to develop periodic expense for both plans are shown below:

	2007	2006	2005

Discount rate – Retirement Plan	5.75%	5.75%	6.00%
Salary scale increases – Retirement Plan	4.00%	4.00%	4.00%
Salary scale increases – SRP	5.00%	5.00%	5.00%
Long-term rate of return on assets – Retirement Plan	8.50%	8.50%	8.50%

The selection of the discount rate follows the guidance provided in SFAS No. 87, "Employers' Accounting for Pensions."  The selection of the discount rate is made annually after comparison to yields based on high quality fixed-income investments.  The salary scale is the composite rate which reflects anticipated inflation, merit increases, and promotions for the group of covered participants.  The long-term rate of return is a composite rate for the trust.  It is derived as the sum of the percentages invested in each principal asset class included in the portfolio multiplied by their respective expected rates of return.  We considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.  This analysis resulted in the selection of 8.50% as the long-term rate of return assumption for 2007.

The assumptions used to develop the actuarial present value of the benefit obligations at year-end for both plans are shown below:

	2007	2006	2005

Discount rate – Retirement Plan	6.25%	5.75%	5.75%
Salary scale increases – Retirement Plan	4.00%	4.00%	4.00%
Salary scale increases – SRP	5.00%	5.00%	5.00%

The expected contribution to be paid for both plans by us during 2008 is approximately $5.5 million, of which $2.5 million relates to the Retirement Plan.  The expected benefit payments for the next ten years for both plans are as follows, in millions: $.7 in 2008; $7.0 in 2009; $.8 in 2010; $.8 in 2011, $2.5 in 2012 and $9.3 in 2013 through 2017.

The participant data used in determining the liabilities and costs was collected as of January 1, 2007.

The allocation of the fair value of plan assets as provided by the plan trustee was as follows (in thousands):

	December 31,
	2007	2006

Cash and short-term investments	3%	3%
Mutual funds – equity	69%	69%
Mutual funds – fixed income	28%	28%

Total	100%	100%

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

Note 20.                     Segment Information

The reportable segments presented are the segments for which separate financial information is available, and for which operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.  We evaluate the performance of the reportable segments based on net operating income, defined as total revenues less operating expenses and ad valorem taxes.  Management does not consider the effect of gains or losses from the sale of property in evaluating segment operating performance.

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

Information concerning our reportable segments is as follows (in thousands):

	Shopping
	Center	Industrial	Other	Total

Year Ended December 31, 2007:
Revenues	$533,815	$54,355	$10,884	$599,054
Net Operating Income	382,092	37,610	4,533	424,235
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	18,309	1,348	196	19,853
Capital Expenditures	771,590	91,881	24,874	888,345

Year Ended December 31, 2006:
Revenues	$481,388	$54,118	$2,688	$538,194
Net Operating Income (Loss)	350,145	37,784	(405)	387,524
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	13,713	377	565	14,655
Capital Expenditures	920,017	96,504	5,582	1,022,103

Year Ended December 31, 2005:
Revenues	$439,005	$46,715	$2,136	$487,856
Net Operating Income	323,861	33,711	885	358,457
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	6,533	87	(10)	6,610
Capital Expenditures	339,328	89,066	646	429,040

As of December 31, 2007:
Investment in Real Estate Joint Ventures and Partnerships	$261,293	$35,103	$4,360	$300,756
Total Assets	3,908,105	353,157	732,081	4,993,343

As of December 31, 2006:
Investment in Real Estate Joint Ventures and Partnerships	$174,587	$25,156	$4,096	$203,839
Total Assets	3,516,080	324,343	533,464	4,373,887

As of December 31, 2005
Investment in Real Estate Joint Ventures and Partnerships	$82,092	$480	$1,776	$84,348
Total Assets	3,035,964	355,848	345,929	3,737,741

Net operating income reconciles to Income from Continuing Operations as shown on the Statements of Consolidated Income and Comprehensive Income as follows (in thousands):

	2007	2006	2005

Total Segment Net Operating Income	$424,235	$387,524	$358,457
Depreciation and Amortization	(131,708)	(121,471)	(110,956)
General and Administrative	(26,979)	(23,801)	(17,379)
Interest Expense	(148,829)	(145,374)	(129,160)
Interest and Other Income	8,486	9,044	2,860
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	19,853	14,655	6,610
Income Allocated to Minority Interests	(10,237)	(6,414)	(6,060)
Gain on Land and Merchant Development Sales	16,385	7,166	804
Gain on Sale of Properties	4,086	22,493	22,306
Provision for Income Taxes	(4,073)	(1,366)
Income from Continuing Operations	$151,219	$142,456	$127,482

Note 21.                     Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows (in thousands):

	First	Second		Third		Fourth

2007:
Revenues (2)	$143,507	$145,027		$156,116		$154,404
Net income available to common shareholders	46,657	70,002	(1)	38,281		57,702	(1)
Net income per common share – basic	0.61	0.81	(1)	0.45		0.68	(1)
Net income per common share – diluted	0.53	0.79	(1)	0.44		0.67	(1)

2006:
Revenues (2)	$128,300	$130,621		$138,557		$140,716
Net income available to common shareholders	52,084	87,741	(1)	103,223	(1)	51,861
Net income per common share – basic	0.58	0.98	(1)	1.19	(1)	0.61
Net income per common share – diluted	0.57	0.95	(1)	1.15	(1)	0.59

(1)	The quarter results include gains on the sale of properties.
(2)	Revenues from the sale of operating properties have been reclassified and reported as operating income from discontinued operations for all periods presented.

****

ITEM 9.                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

ITEM 9A.                  Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2007.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007.

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Weingarten Realty Investors and its subsidiaries ("WRI") maintain a system of internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act,  which is a process designed under the supervision of the WRI's principal executive officer and principal financial officer and effected by WRI's Board of Trust Managers, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

WRI's management has responsibility for establishing and maintaining adequate internal control over financial reporting for WRI.  Management, with the participation of WRI's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WRI's internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on their evaluation of WRI's internal control over financial reporting, WRI's management along with the Chief Executive and Chief Financial Officers believe that WRI's internal control over financial reporting is effective as of December 31, 2007.

Deloitte & Touche LLP, WRI's independent registered public accounting firm that audited the consolidated financial statements and financial statement schedules included in this Form 10-K, has issued an attestation report on the effectiveness of WRI's internal control over financial reporting.

February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust Managers and Shareholders of
Weingarten Realty Investors
Houston, Texas

We have audited the internal control over financial reporting of Weingarten Realty Investors and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedules as of and for the year ended December 31, 2007 of the Company and our reports dated February 29, 2008 expressed unqualified opinions on those financial statements and financial statement schedules.

/s/Deloitte & Touche LLP

Houston, Texas
February 29, 2008

ITEM 9B.                  Other Information

Not applicable.

PART III

ITEM 10.                   Trust Managers, Executive Officers and Corporate Governance

Information with respect to our trust managers and executive officers is incorporated herein by reference to the "Election of Trust Managers," "Executive Officers" and “Share Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2008.

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

ITEM 11.                   Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the “Executive Compensation”, “Election of Trust Managers”, “Trust Manager Compensation Table” and “Compensation Committee Report” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2008.

ITEM 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The "Share Ownership of Certain Beneficial Owners and Management" section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2008 is incorporated herein by reference.

The following table summarizes the equity compensation plans under which our common shares of beneficial interest may be issued as of December 31, 2007:

	Number of shares to	Weighted average
	be issued upon exercise	exercise price of	Number of shares
	of outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance

Equity compensation plans approved by shareholders	2,840,290	$ 32.66	2,626,360

Equity compensation plans not approved by shareholders	―	―	―

Total	2,840,290	$ 32.66	2,626,360

ITEM 13.                   Certain Relationships and Related Transactions, and Trust Manager Independence

The “Corporate Governance – Independence of Trust Managers and Committee Members”, “Compensation Committee Interlocks and Insider Participation" and “Certain Transactions” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2008 are incorporated herein by reference.

ITEM 14.                   Principal Accountant Fees and Services

The "Independent Registered Public Accounting Firm Fees" section within “Proposal Two –Ratification of Independent Registered Public Accounting Firm” of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 7, 2008 is incorporated herein by reference.

PART IV

ITEM 15.                   Exhibits and Financial Statement Schedules

(2)	Financial Statement Schedules:

	Report of Independent Registered Public Accounting Firm		91
	Schedule

	II	Valuation and Qualifying Accounts	92
	III	Real Estate and Accumulated Depreciation	93
	IV	Mortgage Loans on Real Estate	95

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
Amendment Agreement dated November 7, 2007 to the Amended and Restated Credit Agreement (filed as Exhibit 10.34 on WRI’s Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

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

10.42†	—	Final 401(k)/401(m) Regulations Amendment dated December 15, 2006 (filed as Exhibit 10.41 on WRI’s Form 10-K for the year ended December 31, 2006 and incorporated by reference).
10.43†*	—	Amendment No. 2 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated November 9, 2007.

10.44†*	—	Amendment No. 2 to the Weingarten Realty Investors Deferred Compensation Plan dated November 9, 2007.
10.45†*	—	Amendment No. 2 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated November 9, 2007.
10.46†*	—	Severance Benefit and Stay Pay Bonus Plan dated September 20, 2007.
10.47†*	—	2007 Reduction in Force Severance Pay Plan dated November 6, 2007.
12.1*	—	Computation of Fixed Charges Ratios.
14.1	—
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

23.1*	—	Consent of Deloitte & Touche LLP.
31.1*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
_______________

*	Filed with this report.

**	Furnished with this report.

†	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEINGARTEN REALTY INVESTORS

By:	/s/ Andrew M. Alexander
Andrew M. Alexander
Chief Executive Officer

Date:   February 29, 2008

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

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Stanford Alexander	Chairman	February 29, 2008
	Stanford Alexander	and Trust Manager

By:	/s/ Andrew M. Alexander	Chief Executive Officer,	February 29, 2008
	Andrew M. Alexander	President and Trust Manager

By:	/s/ James W. Crownover	Trust Manager	February 29, 2008
James W. Crownover

By:	/s/ Robert J. Cruikshank	Trust Manager	February 29, 2008
Robert J. Cruikshank

By:	/s/ Martin Debrovner	Vice Chairman	February 29, 2008
Martin Debrovner

By:	/s/ Melvin Dow	Trust Manager	February 29, 2008
Melvin Dow

By:	/s/ Stephen A. Lasher	Trust Manager	February 29, 2008
Stephen A. Lasher

By:	/s/ Stephen C. Richter	Executive Vice President and	February 29, 2008
	Stephen C. Richter	Chief Financial Officer

By:	/s/ Douglas W. Schnitzer	Trust Manager	February 29, 2008
Douglas W. Schnitzer

By:	/s/ Joe D. Shafer	Vice President/Chief Accounting Officer	February 29, 2008
	Joe D. Shafer	(Principal Accounting Officer)

By:	/s/ C. Park Shaper	Trust Manager	February 29, 2008
C. Park Shaper

By:	/s/ Marc J. Shapiro	Trust Manager	February 29, 2008
Marc J. Shapiro

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust Managers and Shareholders of
Weingarten Realty Investors
Houston, Texas

We have audited the consolidated financial statements of Weingarten Realty Investors and subsidiaries (the "Company") as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and the Company's internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated February 29, 2008; such reports are included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedules of the Company listed in Item 15.  These consolidated financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/Deloitte & Touche LLP

Houston, Texas
February 29, 2008

Schedule II

WEINGARTEN REALTY INVESTORS
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2007, 2006, and 2005

(Amounts in thousands)

		Charged
	Balance at	to costs		Balance
	beginning	and	Deductions	at end of
Description	of period	expenses	(A)	period

2007
Allowance for Doubtful Accounts	$5,995	$5,929	$3,203	$8,721
2006
Allowance for Doubtful Accounts	$4,673	$3,917	$2,595	$5,995
2005
Allowance for Doubtful Accounts	$4,205	$3,720	$3,252	$4,673
_______________

Note A - Write-offs of accounts receivable previously reserved.

Schedule III

WEINGARTEN REALTY INVESTORS
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007

(Amounts in thousands)

	Total Cost
		Buildings	Projects	Total
		and	Under	Cost	Accumulated	Encumbrances
	Land	Improvements	Development	(B)	Depreciation	(A)

SHOPPING CENTERS:
Texas	$180,711	$804,127		$984,838	$333,815	$82,906
Other States	711,702	2,315,769		3,027,471	341,921	860,244
Total Shopping Centers	892,413	3,119,896		4,012,309	675,736	943,150
INDUSTRIAL:
Texas	47,185	225,438		272,623	65,442
Other States	30,905	131,816		162,721	8,173	16,083
Total Industrial	78,090	357,254		435,344	73,615	16,083
OTHER:
Texas	1,871	23,600		25,471	10,647
Other States	1,771	3,233		5,004	74
Total Other	3,642	26,833		30,475	10,721

Total Improved Properties	974,145	3,503,983		4,478,128	760,072	959,233
LAND UNDER DEVELOPMENT OR HELD FOR DEVELOPMENT:
Texas			$118,106	$118,106
Other States			167,754	167,754
Total Land Under Development or Held for Development			285,860	285,860
SHOPPING CENTERS UNDER CAPITAL LEASE:
Other States		29,054		29,054	14,249	8,732
Total Leased Property Under Capital Lease		29,054		29,054	14,249	8,732
CONSTRUCTION IN PROGRESS:
Texas			57,721	57,721
Other States			121,581	121,581
Total Construction in Progress			179,302	179,302

TOTAL OF ALL PROPERTIES	$974,145	$3,533,037	$465,162	$4,972,344	$774,321	$967,965

Note A -
Encumbrances do not include $15.7 million outstanding under a $30 million 20-year term loan, payable to a group of insurance companies secured by a property collateral pool including two shopping centers.

Note B -	The book value of our net fixed asset exceeds the tax basis by $275 million at December 31, 2007.

Schedule III
(Continued)

The changes in total cost of the properties for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005

Balance at beginning of year	$4,445,888	$4,033,579	$3,751,607
Additions at cost	888,345	1,022,103	429,040
Retirements or sales	(361,889)	(609,794)	(147,068)

Balance at end of year	$4,972,344	$4,445,888	$4,033,579

The changes in accumulated depreciation for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005

Balance at beginning of year	$707,005	$679,642	$609,772
Additions at cost	114,956	110,406	107,901
Retirements or sales	(47,640)	(83,043)	(38,031)

Balance at end of year	$774,321	$707,005	$679,642

Schedule IV

WEINGARTEN REALTY INVESTORS
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2007

(Amounts in thousands)

		Final	Periodic	Face	Carrying
	Interest	Maturity	Payment	Amount of	Amount of
	Rate	Date	Terms	Mortgages	Mortgages(A)

SHOPPING CENTERS:
FIRST MORTGAGES:
Eastex Venture
Beaumont, TX	8.00%	10-31-09	$317 Annual P & I	$ 1,145	$ 1,145

363-410 Burma, LLC	6.50%	07-01-11	$212 Annual P & I	2,563	2,563

WRI-SRP Cole Park Plaza, LLC
Chappel Hill, NC	5.66%	02-01-12	At Maturity	6,200	6,200

SHOPPING CENTERS:
CONSTRUCTION LOANS:
Shary Retail, Ltd.	6.75%	11-14-08	At Maturity	17,111	17,111

WRI Alliance Riley Venture	7.50%	02-28-08	At Maturity	17,054	17,054

WRI Alliance Riley Venture III	7.50%	02-28-08	At Maturity	613	613

Weingarten Sheridan, LLC	6.75%	12-15-10	At Maturity	35,212	35,212

TOTAL MORTGAGE LOANS ON REAL ESTATE				$ 79,898	$ 79,898

Note A -	The aggregate cost at December 31, 2007 for federal income tax purposes is $79,898.
Note B -	Changes in mortgage loans for the years ended December 31, 2007, 2006, and 2005 are summarized below.

	2007	2006	2005

Balance, Beginning of Year	$5,308	$2,791	$3,057
Additions to Existing Loans	155,855	3,347	339
Collections of Principal	(81,265)	(830)	(605)

Balance, End of Year	$79,898	$5,308	$2,791