Form 10-Q
period 2008-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2008-05-09
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

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

As of April 30, 2008, there were 83,950,047 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

WEINGARTEN REALTY INVESTORS
CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Rentals	$152,428	$140,668
Other	2,732	2,020
Total	155,160	142,688

Expenses:
Depreciation and amortization	43,324	31,685
Operating	26,748	23,042
Ad valorem taxes	18,249	16,184
General and administrative	6,854	6,609
Total	95,175	77,520

Operating Income	59,985	65,168
Interest Expense	(35,480)	(36,089)
Interest and Other Income	1,049	1,712
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	5,247	3,347
Income Allocated to Minority Interests	(1,826)	(1,178)
Gain on Sale of Properties	12	2,089
Gain on Land and Merchant Development Sales	519	666
(Provision) Benefit for Income Taxes	(747)	9
Income from Continuing Operations	28,759	35,724
Operating Income from Discontinued Operations	265	2,805
Gain on Sale of Properties from Discontinued Operations	8,370	12,856
Income from Discontinued Operations	8,635	15,661
Net Income	37,394	51,385
Dividends on Preferred Shares	(8,618)	(4,728)
Net Income Available to Common Shareholders	$28,776	$46,657
Net Income Per Common Share - Basic:
Income from Continuing Operations	$0.24	$0.36
Income from Discontinued Operations	0.10	0.18
Net Income	$0.34	$0.54
Net Income Per Common Share - Diluted:
Income from Continuing Operations	$0.24	$0.36
Income from Discontinued Operations	0.10	0.17
Net Income	$0.34	$0.53

Net Income	$37,394	$51,385
Other Comprehensive Income (Loss):
Unrealized gain on derivatives		25
Realized loss on derivatives, net	(7,204)
Amortization of loss on derivatives	219	219
Other Comprehensive Income (Loss)	(6,985)	244
Comprehensive Income	$30,409	$51,629

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
ASSETS
Property	$4,993,765	$4,972,344
Accumulated Depreciation	(789,244)	(774,321)
Property Held for Sale,net	7,590
Property - net	4,212,111	4,198,023
Investment in Real Estate Joint Ventures and Partnerships	297,412	300,756
Total	4,509,523	4,498,779
Notes Receivable from Real Estate Joint Ventures and Partnerships	109,661	81,818
Unamortized Debt and Lease Costs	118,368	114,969
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $8,990 in 2008 and $8,721 in 2007)	95,628	94,607
Cash and Cash Equivalents	61,488	65,777
Restricted Deposits and Mortgage Escrows	31,066	38,884
Other	117,951	98,509
Total	$5,043,685	$4,993,343

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt	$3,214,656	$3,165,059
Accounts Payable and Accrued Expenses	117,111	155,137
Other	99,754	104,439
Total	3,431,521	3,424,635
Minority Interest	160,449	96,885

Commitments and Contingencies

Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2008 and 2007; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2008 and 2007; liquidation preference $72,500	1	1
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 80 shares issued and outstanding in 2008 and 2007; liquidation preference $200,000	2	2
Variable-rate Series G cumulative redeemable preferred shares of beneficial interest, 80 shares issued and outstanding in 2008 and 2007; liquidation preference $200,000	2	2
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 150,000; shares issued and outstanding: 83,933 in 2008 and 85,146 in 2007	2,528	2,565
Treasury Shares of Beneficial Interest - par value, $.03 per share; none in 2008 and 1,370 shares outstanding in 2007		(41)
Accumulated Additional Paid-In Capital	1,444,180	1,442,027
Net Income in Excess of Accumulated Dividends	27,459	42,739
Accumulated Other Comprehensive Loss	(22,460)	(15,475)
Shareholders' Equity	1,451,715	1,471,823
Total	$5,043,685	$4,993,343

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities:
Net Income	$37,394	$51,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,505	33,384
Equity in earnings of real estate joint ventures and partnerships, net	(5,247)	(3,347)
Income allocated to minority interests	1,826	1,178
Gain on land and merchant development sales	(519)	(666)
Gain on sale of properties	(8,382)	(14,945)
Distributions of income from unconsolidated real estate joint ventures and partnerships	1,747	1,121
Changes in accrued rent and accounts receivable	(4,389)	1,805
Changes in other assets	(6,939)	(23,699)
Changes in accounts payable and accrued expenses	(48,703)	(45,648)
Other, net	(720)	(53)
Net cash provided by operating activities	9,573	515

Cash Flows from Investing Activities:
Investment in property	(65,699)	(225,656)
Proceeds from sale and disposition of properties, net	80,578	17,848
Change in restricted deposits and mortgage escrows	7,818	64,587
Notes receivable from real estate joint ventures and partnerships and other receivables:
Advances	(42,850)	(18,427)
Collections	4,860	178
Real estate joint ventures and partnerships:
Investments	(591)	(21,165)
Distributions of capital	7,037	1,612
Net cash used in investing activities	(8,847)	(181,023)

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	175,240	522
Common shares of beneficial interest	786	2,263
Preferred shares of beneficial interest, net		194,162
Principal payments of debt	(126,179)	(4,731)
Common and preferred dividends paid	(52,674)	(47,508)
Debt issuance costs paid	(609)	(140)
Other, net	(1,579)	443
Net cash (used in) provided by financing activities	(5,015)	145,011

Net decrease in cash and cash equivalents	(4,289)	(35,497)
Cash and cash equivalents at January 1	65,777	71,003
Cash and cash equivalents at March 31	$61,488	$35,506

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.                      Interim Financial Statements

The condensed consolidated financial statements included in this report are unaudited; however, amounts presented in the condensed consolidated balance sheet as of December 31, 2007 are derived from our audited financial statements at that date.  In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted of normal recurring items.  Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and certain information included in our annual financial statements and notes has been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We operate a portfolio of properties that include neighborhood and community shopping centers and industrial properties of approximately 74.0 million square feet.  We have a diversified tenant base with our largest tenant comprising only 2.7% of total rental revenues during 2008.

We currently operate, and intend to operate in the future, as a REIT.

Basis of Presentation
Our condensed consolidated financial statements include the accounts of our subsidiaries and certain partially owned real estate joint ventures or partnerships which meet the guidelines for consolidation.  All significant intercompany balances and transactions have been eliminated.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  Such statements require management to make estimates and assumptions that affect the reported amounts on our condensed consolidated financial statements.  Actual results could differ from these estimates.

Real Estate Joint Ventures and Partnerships
To determine the method of accounting for partially owned real estate joint ventures and partnerships, we first apply the guidelines set forth in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities.”  In March 2008, we contributed 18 neighborhood/community shopping centers located in Texas with an aggregate value of approximately $227.5 million, and aggregating more than 2.1 million square feet, to a joint venture. We sold an 85% interest in this joint venture to AEW Capital Management on behalf of one of its institutional clients and received proceeds of approximately $216.1 million. Financing totaling $154.3 million was placed on the properties and guaranteed by us.  This venture is a variable interest entity (“VIE”) and due to our guarantee of the debt, we have consolidated this joint venture.  Our maximum exposure to loss associated with this joint venture is primarily limited to our guarantee of the debt, which was approximately $154.3 million at March 31, 2008.

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

Our investments in partially owned real estate joint ventures and partnerships are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable.  The ultimate realization of our investments in partially owned real estate joint ventures and partnerships is dependent on a number of factors, including the performance of each investment and market conditions.  We will record an impairment charge if we determine that a decline in the value of an investment is other than temporary.  No impairment was recorded for the three months ended March 31, 2008 or 2007.

Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted cash that is held in a qualified escrow account for the purposes of completing like-kind exchange transactions.  At March 31, 2008 and December 31, 2007, we had $14.0 million and $21.3 million held for like-kind exchange transactions, respectively, and $17.1 million and $17.6 million held in escrow related to our mortgages, respectively.

Per Share Data
Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding.  Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Numerator:
Net income available to common shareholders	$28,776	$46,657
Income attributable to operating partnership units		1,106

Net income available to common shareholders - diluted	$28,776	$47,763

Denominator:
Weighted average shares outstanding - basic	83,679	86,005
Effect of dilutive securities:
Share options and awards	488	1,123
Operating partnership units		2,681

Weighted average shares outstanding - diluted	84,167	89,809

Options to purchase 2.1 million and 2,020 common shares of beneficial interest for the three months ended March 31, 2008 and 2007, respectively, were not included in the calculation of net income per common share - diluted because the exercise prices were greater than the average market price for the period.  For the three months ended March 31, 2008, 2.4 million of operating partnership units were not included in the calculation of net income per common share – diluted because these units had an anti-dilutive effect for the period.

Cash Flow Information
All highly liquid investments with original maturities of three months or less are considered cash equivalents.  We issued common shares of beneficial interest valued at $.2 million and $12.6 million for the three months ended March 31, 2008 and 2007, respectively, in exchange for interests in real estate joint ventures and partnerships, which had been formed to acquire properties.  We also accrued $17.4 million and $7.2 million as of March 31, 2008 and 2007, respectively, associated with the construction of property.  Cash payments for interest on debt, net of amounts capitalized, of $61.2 million and $62.4 million were made during the three months ended March 31, 2008 and 2007, respectively.  A cash payment of $2.2 million for federal income taxes was made during the three months ended March 31, 2008, and no federal income tax payments were made during the three months ended March 31, 2007.

In association with property acquisitions and investments in unconsolidated real estate joint ventures, items assumed were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Debt	-	$19,061
Net Assets and Liabilities	-	3,086

In connection with the sale of improved properties, we received notes receivable totaling $3.6 million during the three months ended March 31, 2008.  Net assets and liabilities were reduced by $59.8 million during the three months ended March 31, 2007 from the reorganization of three joint ventures, two of which were previously consolidated, to tenancy-in-common arrangements where we have a 50% interest.  This net reduction from the reorganization of three joint ventures was offset by the assumption of debt totaling $33.2 million.

Reclassifications
The reclassification of prior years’ operating results for certain properties to discontinued operations was made to conform to the current year presentation.  This reclassification had no impact on previously reported net income, net income per share, shareholders’ equity or cash flows.

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

We adopted SFAS 157 in the first quarter of 2008 regarding our financial assets and liabilities currently recorded or disclosed at fair value.  The FASB has issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” to defer the provisions of SFAS 157 relating to nonfinancial assets and liabilities that delays implementation by us until January 1, 2009.  SFAS 157 has not and is not expected to materially affect how we determine fair value, but it has resulted in certain additional disclosures (see Note 15).

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement was effective for us on January 1, 2008, and we have elected not to measure any of our current eligible financial assets or liabilities at fair value upon adoption; however, we do have the option to elect to measure eligible financial assets or liabilities acquired in the future at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.”  SFAS 141R expands the original guidance’s definition of a business.  It broadens the fair value measurement and recognition to all assets acquired, liabilities assumed and interests transferred as a result of business combinations.  SFAS 141R requires expanded disclosures to improve the ability to evaluate the nature and financial effects of business combinations.  SFAS 141R is effective for us for business combinations made on or after January 1, 2009.  While we have not formally quantified the effect, we expect the adoption of SFAS 141R to have a material effect on our accounting for future acquisition of properties, which may fall under the definition of a business.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.”  SFAS 160 requires that a noncontrolling interest in an unconsolidated entity be reported as equity and any losses in excess of an unconsolidated entity’s equity interest be recorded to the noncontrolling interest.  The statement requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS 160 is effective for us on January 1, 2009 and most provisions will be applied retrospectively.  We are currently evaluating the impact SFAS 160 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for us on January 1, 2009.  We are currently evaluating the impact SFAS 161 will have on our consolidated financial statements.

On August 31, 2007, the FASB authorized a proposed FASB Staff Position (the “proposed FSP”) that, if issued, would affect the accounting for our convertible and exchangeable senior debentures.  If issued in the form expected, the proposed FSP would require that the initial debt proceeds from the sale of our convertible and exchangeable senior debentures be allocated between a liability component and an equity component.  The resulting debt discount would be amortized using the effective interest method over the period the debt is expected to be outstanding as additional interest expense.  The proposed FSP has not been issued, but the FASB has indicated that it is expected to be effective for fiscal years beginning after December 15, 2008 and requires retroactive application.  Upon the adoption of the proposed FSP on January 1, 2009, we estimate the unamortized debt discount (as of March 31, 2008) to be approximately $32.3 million to be included as a reduction of debt and approximately $46.3 million as accumulated additional paid-in capital on our consolidated balance sheet.  We estimate incremental interest expense to be approximately $2.2 million for the first three months of 2008 and $8.4 million and $3.4 million for the years ended December 31, 2007 and 2006, respectively.

Note 3.                      Derivatives and Hedging

We occasionally hedge the future cash flows of our debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions.  At March 31, 2008, we had two interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $50.0 million that convert fixed interest payments at rates of 4.2% to variable interest payments.  We have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates.

At December 31, 2007, we had two forward-starting interest rate swap contracts with an aggregate notional amount of $118.6 million, which were designated as cash flow hedges to mitigate the risk of future fluctuations in interest rates on forecasted issuances of long-term debt.

On March 20, 2008, the cash flow hedge was completed through the issuance of $154.3 million of fixed-rate long-term debt issued by a joint venture that is consolidated by us.  A loss of $12.8 million was recorded in accumulated other comprehensive loss based on the fair value of the interest rate swap contracts on that date.  On March 27, 2008, the interest rate swap contracts were settled resulting in a loss of $10.0 million.  For the period between the completion of the cash flow hedge and the settlement of the swap contracts, a gain of $2.8 million was recognized as a reduction of interest expense.

Changes in the fair value of fair value hedges, as well as changes in the fair value of the hedged item attributable to the hedge risk, are recorded in earnings each reporting period.  For the three months ended March 31, 2008 and 2007, these changes in fair value were offset through earnings.  The derivative instruments at March 31, 2008 were reported at their fair values in other assets, net of accrued interest, of $1.8 million, and we had no derivative instruments reported in other liabilities.  At December 31, 2007, derivative instruments were reported at their fair values in other liabilities, net of accrued interest, of $5.8 million, and we had no derivative instruments reported in other assets.

As of March 31, 2008 and December 31, 2007, the balance in accumulated other comprehensive loss relating to derivatives was $18.8 million and $11.8 million, respectively.  Amounts amortized to interest expense were $.2 million during both the three months ended March 31, 2008 and 2007.  Within the next 12 months, approximately $2.2 million of the balance in accumulated other comprehensive loss is expected to be amortized to interest expense.

For the three months ended March 31, 2008, the interest rate swaps decreased interest expense and increased net income by $.2 million and decreased the average interest rate of our debt by .02%.  For the three months ended March 31, 2007, the interest rate swaps increased interest expense and decreased net income by $.1 million and increased the average interest rate of our debt by ..02%. We could be exposed to losses in the event of nonperformance by the counter-parties; however, management believes the likelihood of such nonperformance is unlikely.

Note 4.                      Debt

Our debt consists of the following (in thousands):

	March 31,	December 31,
	2008	2007

Debt payable to 2030 at 4.5% to 8.8%	$2,905,165	$2,876,445
Unsecured notes payable under revolving credit agreements	275,940	255,000
Obligations under capital leases	29,725	29,725
Industrial revenue bonds payable to 2015 at 2.2% to 3.9%	3,826	3,889

Total	$3,214,656	$3,165,059

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	March 31,	December 31,
	2008	2007

As to interest rate (including the effects of interest rate swaps):
Fixed-rate debt	$2,872,086	$2,843,320
Variable-rate debt	342,570	321,739

Total	$3,214,656	$3,165,059

As to collateralization:
Unsecured debt	$2,118,583	$2,095,506
Secured debt	1,096,073	1,069,553

Total	$3,214,656	$3,165,059

We have a $575 million unsecured revolving credit facility held by a syndicate of banks that expires in February 2010 and provides a one-year extension option available at our request.  Borrowing rates under this facility float at a margin over LIBOR, plus a facility fee.  The borrowing margin and facility fee, which are currently 42.5 and 15.0 basis points, respectively, are priced off a grid that is tied to our senior unsecured credit ratings.  This facility retains a competitive bid feature that allows us to request bids for amounts up to $287.5 million from each of the syndicate banks, allowing us an opportunity to obtain pricing below what we would pay using the pricing grid.

At March 31, 2008 and December 31, 2007, the balance outstanding under the revolving credit facility was $265 million at a variable interest rate of 3.2% and $255 million at a variable interest rate of 5.4%, respectively.  We also have an agreement for a $30 million unsecured and uncommitted overnight facility with a bank that we use for cash management purposes, of which $10.9 million was outstanding at March 31, 2008, and no amounts were outstanding at December 31, 2007.  Letters of credit totaling $10.2 million and $9.2 million were outstanding under the revolving credit facility at March 31, 2008 and December 31, 2007, respectively.  The available balance under our revolving credit agreement was $288.7 million and $310.8 million at March 31, 2008 and December 31, 2007, respectively.  During the three months ended March 31, 2008, the maximum balance and weighted average balance outstanding under both facilities combined were $470.9 million and $358.6 million, respectively, at a weighted average interest rate of 4.2%.  During 2007, the maximum balance and weighted average balance outstanding under both facilities combined were $312.4 million and $96.7 million, respectively, at a weighted average interest rate of 6.1%.

In January 2008, we elected to repay at par a fixed-rate 8.33% mortgage totaling $121.8 million that was secured by 19 supermarket-anchored shopping centers in California originally acquired in April 2001.

As of December 31, 2007, the balance of secured debt that was assumed in conjunction with 2007 acquisitions was $99.4 million. A capital lease obligation totaling $12.9 million was assumed and subsequently settled in 2007.

On March 20, 2008, we contributed assets to a joint venture with an institutional investor.  In conjunction with this transaction, the joint venture issued $154.3 million of fixed-rate long-term debt with an average life of 7.3 years at an average rate of 5.4% that we guaranteed.  We received all of the proceeds from the issuance of this debt and such proceeds were used to reduce amounts outstanding under our $575 million revolving credit facility.

Various leases and properties, and current and future rentals from those lease and properties, collateralize certain debt.  At March 31, 2008 and December 31, 2007, the carrying value of such property aggregated $1.8 billion and $1.9 billion, respectively.

Scheduled principal payments on our debt (excluding $275.9 million due under our revolving credit agreements, $21.0 million of certain capital leases, $1.8 million fair value of interest rate swaps and $28.1 million of non-cash debt-related items) are due during the following years (in thousands):

2008	$128,434
2009	113,506
2010	119,183
2011	891,893
2012	335,317
2013	334,984
2014	375,249
2015	249,943
2016	143,517
2017	29,680
Thereafter	166,102
Total	$2,887,808

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels.  We were in compliance with all restrictive covenants as of March 31, 2008.

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

In connection with the issuance of these debentures, we filed a registration statement related to the resale of the debentures and the common shares of beneficial interest issuable upon the conversion of the debentures.  This registration statement has been declared effective by the SEC.

Note 5.                      Preferred Shares

On September 25, 2007, we issued $200 million of depositary shares in a private placement, and the net proceeds of $193.6 million were used to repay amounts outstanding under our credit facilities.  Each depositary share represents one-hundredth of a Series G Cumulative Redeemable Preferred Share.  The depositary shares are redeemable, in whole or in part at our option, at a redemption price of $25 multiplied by a graded rate per depositary share based on the date of redemption plus any accrued and unpaid dividends thereon.  The depositary shares are not convertible or exchangeable for any of our other property or securities.  The Series G Preferred Shares pay a variable-rate quarterly dividend through September 2008 and then a variable-rate monthly dividend and have a liquidation preference of $2,500 per share.  The variable-rate dividend is calculated on the period’s three-month LIBOR rate plus a percentage determined by the number of days outstanding.  Further, the rate may vary if any of our outstanding preferred shares are downgraded.  The variable-rate dividend is not to exceed 20%.  At March 31, 2008 and December 31, 2007, the variable-rate dividend was 3.6% and 5.9%, respectively.

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

During 2007, we repurchased 2.8 million common shares of beneficial interest at an average share price of $37.12 and cancelled 1.4 million common shares of beneficial interest in both 2008 and 2007.  As of March 31, 2008, the remaining value of common shares of beneficial interest available to be repurchased is $196.7 million.

Note 7.                      Treasury Shares of Beneficial Interest

At December 31, 2007, a total of 1.4 million common shares of beneficial interest were outstanding that were purchased at an average share price of $36.47.  These shares were subsequently retired on January 11, 2008.

Note 8.                      Property

Our property consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007

Land	$973,767	$974,145
Land held for development	60,913	62,033
Land under development	227,769	223,827
Buildings and improvements	3,529,694	3,533,037
Construction in-progress	201,622	179,302

Total	$4,993,765	$4,972,344

The following carrying charges were capitalized (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Interest	$5,178	$5,855
Ad valorem taxes	574	505

Total	$5,752	$6,360

During the three months ended March 31, 2008, we invested $43.4 million in 25 new development projects and commenced a wholly-owned new development in Texas.

Note 9.                      Discontinued Operations

In the first quarter of 2008, we sold two shopping centers located in California and Texas, and we classified three properties, totaling $7.6 million, as held for sale as of March 31, 2008.  During 2007, we sold 17 shopping centers and one industrial center, 10 of which were located in Texas, three in Louisiana, two each in Colorado and Illinois, and one in Georgia.  The operating results of these properties have been reclassified and reported as discontinued operations in the Condensed Statements of Consolidated Income and Comprehensive Income in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as well as any gains on the respective dispositions for all periods presented.  Revenues recorded in operating income from discontinued operations for the three months ended March 31, 2008 and 2007, totaled $.6 million and $6.6 million, respectively.  Included in the Condensed Consolidated Balance Sheet at December 31, 2007 were $15.9 million of property and $ 5.7 million of accumulated depreciation related to the property sold during the three months ended March 31, 2008.

We elected not to allocate other consolidated interest expense to discontinued operations because the interest savings to be realized from the proceeds of the sale of these operations was not material.

Subsequent to March 31, 2008, we sold a shopping center and an industrial property both located in Texas and classified as held for sale as of March 31, 2008.

Note 10.                    Notes Receivable from Real Estate Joint Ventures and Partnerships

We have ownership interests in a number of real estate joint ventures and partnerships.  Notes receivable from these entities bear interest ranging from 4.8% to 10% at March 31, 2008 and 5.7% to 10% at December 31, 2007.  These notes are due at various dates through 2028 and are generally secured by real estate assets.  Interest income recognized on these notes was $.9 million and $.2 million for the three months ended March 31, 2008 and 2007.

Note 11.                    Investment in Real Estate Joint Ventures and Partnerships

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

	March 31,	December 31,
	2008	2007

Combined Condensed Balance Sheets

Property	$1,695,028	$1,660,915
Accumulated depreciation	(80,207)	(71,998)
Property – net	1,614,821	1,588,917

Other assets	217,166	238,166

Total	$1,831,987	$1,827,083

Debt (primarily mortgage payables)	$377,650	$378,206
Amounts payable to Weingarten Realty Investors	114,389	87,191
Other liabilities	125,687	138,150
Accumulated equity	1,214,261	1,223,536

Total	$1,831,987	$1,827,083

	Three Months Ended
	March 31,
	2008	2007

Combined Condensed Statements of Income

Revenues	$38,673	$31,219

Expenses:
Interest	3,921	5,090
Depreciation and amortization	8,618	7,003
Operating	6,263	4,615
Ad valorem taxes	4,788	4,055
General and administrative	265	165

Total	23,855	20,928

Gain on land and merchant development sales	495
Gain on sale of properties	38
Net income	$15,351	$10,291

Our investment in real estate joint ventures and partnerships, as reported on our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differentials, which arose upon the transfer of assets to the joint ventures.  The basis differentials, which totaled $15.6 million and $15.8 million at March 31, 2008 and December 31, 2007, respectively, are generally amortized over the useful lives of the related assets.

Fees earned by us for the management of these real estate joint ventures and partnerships totaled, in millions, $1.4 and $1.0 for the quarters ended March 31, 2008 and 2007, respectively.

During the first quarter of 2008, a 25%-owned unconsolidated real estate joint venture acquired a 4,000 square foot building located in Port Charlotte, Florida.  A 50%-owned unconsolidated real estate joint venture was formed for the purposes of developing an industrial building in Houston, Texas, while a 32%-owned unconsolidated real estate joint venture commenced construction of a retail property in Salt Lake City, Utah.

During the first quarter of 2007, a 25%-owned unconsolidated real estate joint venture acquired two shopping centers.  Cole Park Plaza is located in Chapel Hill, North Carolina, and Sunrise West is located in Sunrise, Florida.  A 50%-owned unconsolidated real estate joint venture was formed for the purpose of developing a retail shopping center.

In March 2007, three joint ventures, two of which were previously consolidated, were reorganized and our 50% interest in each of these properties is now held in a tenancy-in-common arrangement.

Note 12.                    Federal Income Tax Considerations

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

Our taxable REIT subsidiary is subject to federal, state and local income taxes.  We have recorded a federal income tax provision of $.2 million during the three months ended March 31, 2008, and a federal income tax benefit of $.5 million was recognized during the three months ended March 31, 2007.  Our deferred tax assets at March 31, 2008 and December 31, 2007 were $1.4 million and $1.1 million, respectively, with the deferred tax liabilities totaling $1.6 million and $1.4 million, respectively.  Also, an accrued tax payable of $.4 million and $2.3 million has been recorded at March 31, 2008 and December 31, 2007, respectively, in association with this tax.

We have reviewed our tax positions under FASB Interpretation No. 48 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return.  A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  We believe it is more likely than not that our tax positions will be sustained in any tax examinations.

In May 2006, the State of Texas enacted a new business tax (the “Revised Texas Franchise Tax”) that replaces its existing franchise tax.  In general, legal entities that do business in Texas are subject to the Revised Texas Franchise Tax.  Most REITs are subject to the Revised Texas Franchise Tax, whereas they were previously exempt.  The Revised Texas Franchise Tax became effective for franchise tax reports due on or after January 1, 2008 and is based on revenues earned during the 2007 fiscal year.

Because the Revised Texas Franchise Tax is determined by applying a tax rate to a base that considers both revenues and expenses, it is considered an income tax and is accounted for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.”

For the three months ended March 31, 2008 and 2007, we recorded a provision for the Revised Texas Franchise Tax of $.5 million in both periods.  The deferred tax assets and deferred tax liability associated with this tax each totaled $.1 million as of March 31, 2008 and December 31, 2007.  Also, an accrued tax payable of $2.5 million and $2.0 million has been recorded at March 31, 2008 and December 31, 2007, respectively, in association with this tax.

Note 13.                    Commitments and Contingencies

We participate in six ventures, structured as DownREIT partnerships, which have properties in Arkansas, California, Georgia, North Carolina, Texas and Utah.  As a general partner, we have operating and financial control over these ventures and consolidate their operations in our condensed consolidated financial statements.  These ventures allow the outside limited partners to put their interest to the partnership for our common shares of beneficial interest or an equivalent amount in cash.  We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares of beneficial interest, at our discretion.  We also participate in two real estate ventures that have properties in Florida and Texas that allow their outside partners to put their interest to operating partnership units to us for our common shares of beneficial interest or an equivalent amount in cash.  We have the option to redeem these units in cash or a fixed number of our common shares of beneficial interest, at our discretion.  During the first quarter of 2008 and 2007, we issued common shares of beneficial interest valued at $.2 million and $12.6 million, respectively, in exchange for certain of these limited partnership interests or operating partnership units.  The aggregate redemption value of these operating partnership units was approximately $81 million and $76 million as of March 31, 2008 and December 31, 2007, respectively.

In January 2007, we acquired two retail properties in Arizona.  This purchase transaction includes an earnout provision of approximately $29 million that is contingent upon the subsequent development of space by the property seller.  This contingency agreement expires in 2010.  We have an estimated obligation of $4.2 million recorded as of both March 31, 2008 and December 31, 2007.  Since inception of this obligation, $5.2 million has been paid.  Amounts paid or accrued under such earnouts are treated as additional purchase price and capitalized to the related property.

In April 2007, we acquired an industrial building located in Virginia.  This purchase transaction includes an earnout provision of approximately $6 million that is contingent upon the lease up of vacant space by the property seller.  This contingency agreement expires in 2009.  We have an estimated obligation of $5.6 million recorded as of both March 31, 2008 and December 31, 2007.  Amounts paid or accrued under such earnouts are treated as additional purchase price and capitalized to the related property.

In August 2006, we acquired a portfolio of five properties, including four properties in Georgia and one in Florida.  The purchase agreement allows for the subsequent development and leasing of an additional phase of Brookwood Marketplace by the property seller.  If the terms of the purchase agreement are met by the seller, the purchase price would be increased by approximately $6.9 million.  This agreement expires in August 2008. We have no obligation for this contingency as of both March 31, 2008 and December 31, 2007.

We are subject to numerous federal, state and local environmental laws, ordinances and regulations in the areas where we own or operate properties.  We are not aware of any material contamination, which may have been caused by us or any of our tenants that would have a material effect on our condensed consolidated financial statements.

As part of our risk management activities, we have applied and been accepted into state-sponsored environmental programs which will limit our expenses if contaminants need to be remediated.  We also have an environmental insurance policy that covers us against third party liabilities and remediation costs.

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

Note 14.                    Identified Intangible Assets and Liabilities

Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	March 31,	December 31,
	2008	2007

Identified Intangible Assets:
Above-Market Leases (included in Other Assets)	$18,608	$18,590
Above-Market Leases – Accumulated Amortization	(7,925)	(7,323)
Below-Market Assumed Mortgages (included in Debt)	2,072	2,072
Below-Market Assumed Mortgages – Accumulated Amortization	(316)	(246)
Valuation of In Place Leases (included in Unamortized Debt and Lease Costs)	61,918	59,498
Valuation of In Place Leases – Accumulated Amortization	(24,208)	(22,308)

	$50,149	$50,283

Identified Intangible Liabilities:
Below-Market Leases (included in Other Liabilities)	$39,482	$39,141
Below-Market Leases – Accumulated Amortization	(13,417)	(11,949)
Above-Market Assumed Mortgages (included in Debt)	58,414	58,414
Above-Market Assumed Mortgages – Accumulated Amortization	(26,189)	(24,517)

	$58,290	$61,089

These identified intangible assets and liabilities are amortized over the terms of the acquired leases or the remaining lives of the assumed mortgages.

The net amortization of above-market and below-market leases increased rental revenues by $.9 million and $.8 million for the quarters ended March 31, 2008 and 2007, respectively.  The estimated net amortization of these intangible assets and liabilities will increase rental revenues for each of the next five years as follows (in thousands):

2009	$2,779
2010	1,948
2011	1,374
2012	1,118
2013	974

The amortization of the in place lease intangible recorded in depreciation and amortization, was $2.4 million and $2.1 million for the quarters ended March 31, 2008 and 2007, respectively.  The estimated amortization of this intangible asset will increase depreciation and amortization for each of the next five years as follows (in thousands):

2009	$6,200
2010	5,178
2011	3,996
2012	3,203
2013	2,433

The amortization of above-market and below-market assumed mortgages decreased interest expense by $1.6 million and $1.8 million for the quarters ended March 31, 2008 and 2007, respectively.  The estimated amortization of these intangible assets and liabilities will decrease interest expense for each of the next five years as follows (in thousands):

2009	$4,476
2010	3,823
2011	2,526
2012	1,355
2013	908

Note 15.                    Fair Value Measurements

On January 1, 2008, we adopted SFAS 157 for our financial assets and liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, SFAS 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity.  In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Investments held in grantor trusts
These assets are valued based on publicly quoted market prices.

Derivative instruments
We use interest rate swaps with major financial institutions to manage our interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of our interest rate swaps have been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

To comply with the provisions of SFAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral, thresholds and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2008

Assets:
Investments held in grantor trusts	$33,085			$33,085
Derivative instruments		$1,776		1,776
Total	$33,085	$1,776	-	$34,861

Liabilities:
Debt associated with derivative instruments		$51,776		$51,776
Deferred compensation plan obligations	$13,799			13,799
Total	$13,799	$51,776	-	$65,575

We do not have any assets or liabilities measured at fair value on a recurring basis whose fair value measurements use significant unobservable inputs (Level 3) as of March 31, 2008.

Note 16.                    Share Options and Awards

In 1992, we adopted the Employee Share Option Plan that grants 100 share options to every employee, excluding officers, upon completion of each five-year interval of service.  This plan expires in 2012 and provides options for a maximum of 225,000 common shares of beneficial interest, of which .2 million is available for future grant of share options at March 31, 2008.  Share options granted under this plan are exercisable immediately.

In 1993, we adopted the Incentive Share Option Plan that provided for the issuance of up to 3.9 million common shares of beneficial interest, either in the form of restricted share awards or share options.  This plan expired in 2002, but some share options issued under the plan remain outstanding as of March 31, 2008.  The share options granted to non-officers vest over a three-year period beginning after the grant date, and for officers vest over a seven-year period beginning two years after the grant date.

In 2001, we adopted the Long-term Incentive Plan for the issuance of share options and share awards.  In 2006, the maximum number of common shares of beneficial interest issuable under this plan was increased to 4.8 million common shares of beneficial interest, of which 1.7 million is available for the future grant of share options or share awards at March 31, 2008.  This plan expires in 2011.  The share options granted to non-officers vest over a three-year period beginning after the grant date, and share options and restricted share awards for officers vest over a five-year period after the grant date.  Restricted share awards granted to trust managers and share options or share awards granted to retirement eligible employees are expensed immediately.

The grant price for the Employee Share Option Plan is equal to the closing price of our common shares of beneficial interest on the date of grant.  The grant price of the Long-term Incentive Plan is calculated as an average of the high and low of the quoted fair value of our common shares of beneficial interest on the date of grant.  In both plans, these share options expire upon termination of employment or 10 years from the date of grant.  In the Long-term Incentive Plan, restricted share awards for officers and trust managers are granted at no purchase price.  Our policy is to recognize compensation expense for equity awards ratably over the vesting period, except for retirement eligible amounts.  For the three months ended March 31, 2008 and 2007, compensation expense, net of forfeitures, associated with share options and restricted share awards totaled $1.0 million and $1.3 million, of which $.3 million and $.4 million was capitalized, respectively.

The fair value of share options is estimated on the date of grant using the Black-Scholes option pricing method based on the expected weighted average assumptions in the following table.  The dividend yield is an average of the historical yields at each record date over the estimated expected life.  We estimate volatility using our historical volatility data for a period of 10 years, and the expected life is based on historical data from an option valuation model of employee exercises and terminations.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The fair value and weighted average assumptions are as follows:

	Three Months Ended
	March 31,
	2008	2007

Fair value per share	$3.07	$4.91
Dividend yield	5.1%	5.7%
Expected volatility	18.8%	18.2%
Expected life (in years)	6.2	5.9
Risk-free interest rate	2.8%	4.4%

Following is a summary of the share option activity for the three months ended March 31, 2008:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Outstanding, January 1, 2008	2,840,290	$32.66
Granted	832,106	32.22
Forfeited or expired	(4,983)	39.71
Exercised	(43,649)	22.49
Outstanding, March 31, 2008	3,623,764	$32.67

The total intrinsic value of options exercised during the first quarter of 2008 and 2007 was $.4 million and $3.6 million, respectively.  As of March 31, 2008 and December 31, 2007, there was approximately $4.7 million and $3.3 million, respectively, of total unrecognized compensation cost related to unvested share options, which is expected to be amortized over a weighted average of 2.3 years and 2.0 years, respectively.

The following table summarizes information about share options outstanding and exercisable at March 31, 2008:

	Outstanding				Exercisable
		Weighted					Weighted
		Average	Weighted	Aggregate		Weighted	Average	Aggregate
		Remaining	Average	Intrinsic		Average	Remaining	Intrinsic
Range of		Contractual	Exercise	Value		Exercise	Contractual	Value
Exercise Prices	Number	Life	Price	(000’s)	Number	Price	Life	(000’s)

$17.89 - $26.83	1,020,775	3.7 years	$21.95		831,153	$21.54	3.6 years

$26.84 - $40.26	2,086,292	8.0 years	$34.26		810,892	$34.94	6.5 years

$40.27 - $49.62	516,697	8.7years	$47.47		113,865	$47.47	8.7 years

Total	3,623,764	6.9 years	$32.67	$6,414	1,755,910	$29.41	5.3 years	$8,832

A summary of the status of unvested restricted share awards for the three months ended March 31, 2008 is as follows:

	Unvested
	Restricted	Weighted
	Share	Average Grant
	Awards	Date Fair Value

Outstanding, January 1, 2008	117,539	$41.45
Granted	107,913	32.22
Vested	(527)	35.42
Forfeited	-	-
Outstanding, March 31, 2008	224,925	$37.04

As of March 31, 2008 and December 31, 2007, there was approximately $6.3 million and $4.4 million, respectively, of total unrecognized compensation cost related to unvested restricted share awards, which is expected to be amortized over a weighted average of 3.0 years and 2.7 years, respectively.

Note 17.                    Employee Benefit Plans

We sponsor a noncontributory qualified retirement plan and a separate and independent nonqualified supplemental retirement plan for our officers.  The components of net periodic benefit costs for both plans are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Service cost	$900	$878
Interest cost	965	563
Expected return on plan assets	(482)	(319)
Prior service cost	(31)	(25)
Recognized (gain) loss	(29)	55

Total	$1,323	$1,152

For the three months ended March 31, 2008 and 2007, we contributed $1.5 million and $2.0 million, respectively, to the qualified retirement plan.  For the supplemental retirement plan, $.1 million and $.9 million was contributed during the three months ended March 31, 2008 and 2007, respectively.  In April 2008, we contributed an additional $1.1 million to the supplemental retirement plan.  Currently, we do not anticipate making any additional contributions to either plan in 2008.

We have a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the Internal Revenue Service.  We match employee contributions at the rate of $.50 per $1.00 for the first 6% of the employee's salary.  The employees vest in the employer contributions ratably over a six-year period.  Compensation expense related to the plan was $.3 million and $.2 million for the three months ended March 31, 2008 and 2007, respectively.

We have an Employee Share Purchase Plan under which .6 million of our common shares of beneficial interest have been authorized.  These shares, as well as common shares of beneficial interest purchased by us on the open market, are made available for sale to employees at a discount of 15% from the quoted market price on the purchase date.  Shares purchased by the employee under the plan are restricted from being sold for two years from the date of purchase or until termination of employment.  During the three months ended March 31, 2008 and 2007, a total of 13,075 and 7,177 common shares of beneficial interest were purchased for the employees at a discounted average per share price of $26.75 and $40.43, respectively.

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

Information concerning our reportable segments is as follows (in thousands):

	Shopping
	Center	Industrial	Other	Total

Three Months Ended March 31, 2008:
Revenues	$138,932	$14,178	$2,050	$155,160
Net Operating Income	99,275	9,949	939	110,163
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	4,763	441	43	5,247

Three Months Ended March 31, 2007:
Revenues	$128,663	$12,452	$1,573	$142,688
Net Operating Income	93,956	8,747	759	103,462
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	2,937	350	60	3,347

As of March 31, 2008:
Investment in Real Estate Joint Ventures and Partnerships	$257,704	$35,295	$4,413	$297,412
Total Assets	3,929,748	351,180	762,757	5,043,685

As of March 31, 2007:
Investment in Real Estate Joint Ventures and Partnerships	$225,818	$25,082	$4,513	$255,413
Total Assets	3,669,649	323,164	525,184	4,517,997

Net operating income reconciles to income from continuing operations as shown on the Condensed Statements of Consolidated Income and Comprehensive Income as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Total Segment Net Operating Income	$110,163	$103,462
Depreciation and Amortization	(43,324)	(31,685)
General and Administrative	(6,854)	(6,609)
Interest Expense	(35,480)	(36,089)
Interest and Other Income	1,049	1,712
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	5,247	3,347
Income Allocated to Minority Interests	(1,826)	(1,178)
Gain on Land and Merchant Development Sales	519	666
Gain on Sale of Properties	12	2,089
(Provision) Benefit for Income Taxes	(747)	9
Income from Continuing Operations	$28,759	$35,724

****

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

Executive Overview

Weingarten Realty Investors is a real estate investment trust (“REIT”) organized under the Texas Real Estate Investment Trust Act.  We, and our predecessor entity, began the ownership and development of shopping centers and other commercial real estate in 1948.  Our primary business is leasing space to tenants in the shopping and industrial centers we own or lease.  We also manage centers for real estate joint ventures in which we are partners or for other outside owners for which we charge fees.

We operate a portfolio of rental properties which includes neighborhood and community shopping centers and industrial properties of approximately 74.0 million square feet.  We have a diversified tenant base with our largest tenant comprising only 2.7% of total rental revenues during 2008.

We focus on increasing funds from operations (“FFO”) and growing dividend payments to our common shareholders.  We do this through hands-on leasing, management and selected redevelopment of the existing portfolio of properties, through disciplined growth from selective acquisitions and new developments, through sale of properties in our merchant development program and through the disposition of assets that no longer meet our ownership criteria.  We do this while remaining committed to maintaining a conservative balance sheet, a well-staggered debt maturity schedule and strong credit agency ratings.

We continue to maintain a strong, conservative capital structure, which provides ready access to a variety of attractive capital sources.  We carefully balance obtaining low cost financing with minimizing exposure to interest rate movements and matching long-term liabilities with the long-term assets acquired or developed.  The turmoil in the current capital markets has adversely affected both the pricing and the availability of certain financial instruments.  However, based on our business plan for the current year, we believe that asset dispositions, joint venture relationships and existing capital resources such as our revolving credit facilities will provide adequate capital to execute our business plan.

At March 31, 2008, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 381 developed income-producing properties and 35 properties under various stages of construction and development.  The total number of centers includes 335 neighborhood and community shopping centers located in 22 states spanning the country from coast to coast.  We also owned 78 industrial projects located in California, Florida, Georgia, Tennessee, Texas and Virginia and three other operating properties located in Arizona and Texas.

We also owned interests in 19 parcels of unimproved land held for future development that totaled approximately 9.1 million square feet.

We had approximately 7,500 leases with 5,500 different tenants at March 31, 2008.

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

In assessing the performance of our properties, management carefully tracks the occupancy of the portfolio.  A weakening economy contributed to a drop in our occupancy from 94.4% at March 31, 2007 compared to 93.7% at March 31, 2008.  While we will continue to monitor the economy and the effects on our retailers, we believe the significant diversification of our portfolio both geographically and by tenant base, will allow us to maintain similar occupancy levels as we move through the year.  Another important indicator of performance is the spread in rental rates on a same-space basis as we complete new leases and renew existing leases.  We completed 288 new leases or renewals during the first three months of 2008 totaling 1.7 million square feet, increasing rental rates an average of 12.5% on a cash basis.

New Development
At March 31, 2008, we had 35 properties in various stages of development including those in our merchant development program.  We have invested $382 million to-date on these projects and, at completion, we estimate our total investment to be $657 million.  These properties are slated to open over the next one to five years with a projected return on investment of approximately 8.9% when completed.

In addition to these projects, we have a development pipeline with six development sites under contract, which will represent a projected investment of approximately $76.2 million.  Due to current economic factors, obtaining new projects this year may prove challenging as potential retail anchors are delaying their expansion plans due to the softening of the economy.  We will continue to seek opportunities and monitor this market closely.

Merchant development is a program where we acquire or develop a project with the objective of selling all or part of it, instead of retaining it in our portfolio on a long-term basis.  Also, disposition of land parcels are included in this program.  We generated gains of approximately $.5 million from this program during the first three months of 2008.  We expect this number to grow throughout the year.

Acquisitions and Joint Ventures
Acquisitions are a key component of our strategy.  However, the turmoil in the credit markets has significantly reduced transactions in the marketplace and, therefore, created uncertainty with respect to pricing.  Partnering with institutional investors through real estate joint ventures enables us to acquire high quality assets in our target markets while also meeting our financial return objectives.  We benefit from access to lower-cost capital, as well as leveraging our expertise to provide fee-based services, such as asset-management and the acquisition, leasing and management of properties, to the joint ventures.

During the first three months of 2008, we invested in a 25%-owned unconsolidated joint venture to acquire a 4,000 square foot pad building located in Florida.

In March 2008, we contributed 18 neighborhood/community shopping centers located in Texas with an aggregate value of approximately $227.5 million, and aggregating more than 2.1 million square feet, to a joint venture. We sold an 85% interest in this joint venture to AEW Capital Management on behalf of one of its institutional clients. Financing totaling $154.3 million was placed on the properties and guaranteed by us.

Joint venture fee income for the first three months of 2008 was approximately $1.6 million or an increase of $.6 million over the prior year.  This is a direct result of our strategy initiative to develop new real estate joint venture relationships.  We expect continued strong growth in joint venture fee income during the year.

Dispositions
During the first three months of 2008, we sold two shopping centers for $19.1 million.  Although lenders for prospective acquirers have tightened their underwriting criteria, we expect to continue to dispose certain properties during the year as opportunities present themselves.  Dispositions are part of an ongoing portfolio management process where we prune our portfolio of properties that do not meet our geographic or growth targets and provide capital to recycle into properties that have barrier-to-entry locations within high growth metropolitan markets.  Over time, we expect this to produce a stronger portfolio with higher occupancy rates and internal revenue growth.

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

A disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2007 in Management’s Discussion and Analysis of Financial Condition.  There have been no significant changes to our policies during 2008.

Results of Operations
Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

Revenues
Total revenues were $155.2 million in the first quarter of 2008 versus $142.7 million in the first quarter of 2007, an increase of $12.5 million or 8.8%.  This increase resulted from an increase in rental revenues of $11.8 million and other income of $.7 million.

Property acquisitions and new development activity contributed $10.7 million of the rental income increase with $1.1 million resulting from 288 renewals and new leases, comprising 1.7 million square feet at an average rental rate increase of 12.5%.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	March 31,
	2008	2007

Shopping Centers	94.8%	95.4%
Industrial	90.7%	90.8%
Total Portfolio	93.7%	94.4%

Other income increased by $.7 million from the first quarter of 2007.  This increase resulted from the increase in joint venture fee income $.6 million and miscellaneous tenant revenue of $.1 million.

Expenses
Total expenses for the first quarter of 2008 were $95.2 million versus $77.5 million in the first quarter of 2007, an increase of $17.7 million or 22.8%.

The increases in 2008 for depreciation and amortization expense ($11.6 million), operating expenses ($3.7 million), ad valorem taxes ($2.1 million) and general and administrative expenses ($.3 million) were primarily a result of the properties acquired and developed and an increase in depreciation expense as a result of redevelopment activities.  Overall, direct operating costs and expenses (operating and ad valorem taxes) of operating our properties as a percentage of rental revenues were 29.5% and 27.9% in 2008 and 2007, respectively.

Interest Expense
Interest expense totaled $35.5 million for the first quarter 2008, down $.6 million or 1.7% from the first quarter of 2007.  The components of interest expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Gross interest expense	$42,259	$43,746
Adjustment for out-of-market mortgage debt acquired	(1,601)	(1,802)
Capitalized interest	(5,178)	(5,855)

Total	$35,480	$36,089

Gross interest expense totaled $42.3 million in the first quarter of 2008, down $1.5 million or 3.4% from the first quarter of 2007.  The decrease in gross interest expense was due primarily to the $2.8 million gain from the rate swap termination, which was offset by an increase in the weighted average debt outstanding at both periods.  Average debt outstanding was increased from $2.9 billion in 2007 to $3.2 billion in 2008 at a weighted average interest rate of 5.5% in 2008 and 5.8% for 2007.  Capitalized interest decreased $.7 million due to a decrease in the annualized average interest capitalization rate of 5.8% in 2008 compared to 8.1% in 2007.

Interest and Other Income
Interest and other income for the first quarter of 2008 was $1.0 million versus $1.7 million in the first quarter of 2007, a decrease of $.7 million or 41.2%.  This decrease resulted from the fair value decline in the assets held in a grantor trust related to our deferred compensation plan and a reduction in interest earned from a qualified escrow account.  Offsetting this $1.6 million decrease is the interest earned on notes receivable from real estate joint ventures and partnerships for new development activities and other receivables.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
Equity in earnings of real estate joint ventures and partnerships totaled $5.2 million in the first quarter of 2008, up $1.9 million or 57.6% from the first quarter of 2007.  This increase was attributable to incremental income from our investments in newly formed joint ventures for the acquisition and development of retail and industrial properties.

Income Allocated to Minority Interests
Income allocated to minority interests was $1.8 million in the first quarter of 2008 versus $1.2 million in the first quarter of 2007, an increase of $.6 million or 50.0%.  This increase resulted primarily from earnings generated by a 15%-owned newly formed consolidated real estate joint venture and the recognition of a deferred gain totaling $.4 million in a 50%-owned consolidated real estate joint venture.

Gain on Sale of Properties
The decrease in gain on sale of properties of $2.1 million resulted primarily from gain deferrals and adjustments in 2007 that did not recur in 2008.

Income from Discontinued Operations
Income from discontinued operations was $8.6 million in the first quarter of 2008 versus $15.7 million in the first quarter of 2007, a decrease of $7.1 million or 45.2%.  This decrease was due primarily to the decrease in gain on sale of one property in each period.  Also, the decrease in operating income from discontinued operations results primarily from dispositions of 17 shopping centers and one industrial property in 2007 plus the held for sale classification of two shopping centers and one industrial property in the first quarter of 2008.

Effects of Inflation

We have structured our leases in such a way as to remain largely unaffected should significant inflation occur.  Most of the leases contain percentage rent provisions whereby we receive increased rentals based on the tenants' gross sales.  Many leases provide for increasing minimum rentals during the terms of the leases through escalation provisions.  In addition, many of our leases are for terms of less than 10 years, which allow us to adjust rental rates to changing market conditions when the leases expire.  Most of our leases also require the tenants to pay their proportionate share of operating expenses and ad valorem taxes.  As a result of these lease provisions, increases due to inflation, as well as ad valorem tax rate increases, generally do not have a significant adverse effect upon our operating results because they are absorbed by our tenants.

Capital Resources and Liquidity

Our primary liquidity needs are payment of our common and preferred dividends, maintaining and operating our existing properties, payment of our debt service costs and funding planned growth.  We anticipate that cash flows from operating activities will continue to provide adequate capital for all common and preferred dividend payments and debt service costs, as well as the capital necessary to maintain and operate our existing properties.  We do not anticipate that the current turmoil in the capital markets will have a significant effect on our ability to obtain capital or to execute our business plan. We believe that asset dispositions, real estate joint venture relationships and existing capital resources such as our revolving credit facilities will provide adequate capital.  Our most restrictive debt covenants limit the amount of additional leverage we can add; however, we believe the sources of capital described above are adequate to execute our current business plan and remain in compliance with our debt covenants.

Primary sources of capital for funding our acquisitions and new development programs are our revolving credit facilities, cash generated from sale of properties and notes receivable from real estate joint ventures and partnerships for new development activities, transactions with venture partners, cash flow generated by our operating properties and proceeds from capital issuances as needed.  Amounts outstanding under the revolving credit agreement are retired as needed with proceeds from the issuance of long-term debt, common and preferred equity, cash generated from disposition of properties and cash flow generated by our operating properties.  As of March 31, 2008, the balance outstanding under our $575 million revolving credit facility was $265.0 million, and $10.9 million was outstanding under our $30 million credit facility, which we use for cash management purposes.

Our capital structure also includes non-recourse secured debt that we assume in conjunction with our acquisitions program.  We also have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships.  We hedge the future cash flows of certain debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions.  We generally have the right to sell or otherwise dispose of our assets except in certain cases where we are required to obtain our joint venture partners’ consent or a third party consent for assets held in special purpose entities, which are 100% owned by us.

Investing Activities:

Acquisitions
Retail Properties.
In January 2008, we acquired a 4,000 square foot pad building located in Florida through a 25%-owned unconsolidated joint venture.

In March 2008, we contributed 18 neighborhood/community shopping centers located in Texas with an aggregate value of approximately $227.5 million, and aggregating more than 2.1 million square feet, to a joint venture. We sold an 85% interest in this joint venture to AEW Capital Management on behalf of one of its institutional clients and received proceeds approximating $216.1 million.  We maintain a 15% ownership interest in this venture, which is consolidated in our financial statements.

Industrial Properties.
There were no acquisitions of industrial properties in the first quarter of 2008.

Dispositions
Retail Properties.
During the first quarter of 2008, we sold two shopping centers that were located in California and Texas.  Sales proceeds from these dispositions totaled $19.1 million and generated gains of $8.4 million.  Also, we classified two shopping centers, totaling $4.6 million, as held for sale as of March 31, 2008, which are located in Texas and Louisiana.

Industrial Properties.
There were no dispositions of industrial properties in the first quarter of 2008, but we have classified a Texas property, totaling $3.0 million, as held for sale as of March 31, 2008.

Subsequent to March 31, 2008, we sold a shopping center and an industrial property both located in Texas and classified as held for sale as of March 31, 2008.

New Development and Capital Expenditures
At March 31, 2008, we had 35 projects under construction or in preconstruction stages with a total square footage of approximately 10.3 million.  These properties are slated to be completed over the next one to five years.

Merchant Development Properties.
During the first quarter of 2008, we sold two parcels of land located in Texas, which generated gains of $.5 million.  In an unconsolidated real estate joint venture and partnership, a land parcel was sold in Colorado.  Our share of the sales proceeds and the gain generated totaled $.3 million and $.2 million, respectively.

Our new development projects are financed initially under our revolving credit facilities, using available cash generated from dispositions of properties, cash flow generated by our operating properties or proceeds from notes receivable from real estate joint venture and partnerships for new development activities.

Capital expenditures for additions to the existing portfolio, acquisitions, new development and our share of investments in unconsolidated real estate joint ventures totaled $97.1 million and $267.3 million for the first quarter of 2008 and 2007, respectively.  We expect to invest $142.3 million in the remainder of 2008, $74.7 million in 2009, $37.5 million in 2010, $18.0 million in 2011 and $1.7 million in both 2012 and 2013 to complete construction of 35 properties under various stages of development.

Financing Activities:

Debt
Total debt outstanding remained stable at $3.2 billion at March 31, 2008 and December 31, 2007.  Total debt at March 31, 2008 included $2.9 billion of which interest rates are fixed and $342.6 million that bears interest at variable rates, after adjusting for the net effect of $50 million of interest rate swaps.  Additionally, debt totaling $1.1 billion was secured by operating properties while the remaining $2.1 billion was unsecured.

We have a $575 million unsecured revolving credit facility held by a syndicate of banks.  This unsecured revolving facility expires in February 2010 and provides a one year extension option available at our request.  Borrowing rates under this facility float at a margin over LIBOR, plus a facility fee.  The borrowing margin and facility fee, which are currently 42.5 and 15.0 basis points, respectively, are priced off a grid that is tied to our senior unsecured credit rating.  This facility includes a competitive bid feature where we are allowed to request bids for borrowings up to $287.5 million from the syndicate banks.  As of April 30, 2008, there was $290.0 million outstanding under this facility. We also maintain a $30 million unsecured and uncommitted overnight facility that is used for cash management purposes, and as of April 30, 2008, $6.7 million was outstanding under this facility.  The available balance under our revolving credit agreement was $268.1 million at April 30, 2008, which is reduced by amounts outstanding for letters of credit and our overnight facility.  We were in full compliance with the covenants of our unsecured revolving credit facilities as of March 31, 2008.

As of December 31, 2007, the balance of secured debt that was assumed in conjunction with 2007 acquisitions was $99.4 million.  A capital lease obligation totaling $12.9 million was assumed and subsequently settled in 2007.

On March 20, 2008, we contributed assets to a joint venture with an institutional investor.  In conjunction with this transaction, the joint venture issued $154.3 million of fixed-rate long-term debt with an average life of 7.3 years at an average rate of 5.4% that we guaranteed.  We received all of the proceeds from the issuance of this debt and such proceeds were used to reduce amounts outstanding under our $575 million revolving credit facility.

In January 2008, we elected to repay at par a fixed-rate 8.33% mortgage totaling $121.8 million that was secured by 19 supermarket-anchored shopping centers in California originally acquired in April 2001.

At March 31, 2008, we had two interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $50.0 million that convert fixed interest payments at rates of 4.2% to variable interest payments.  We could be exposed to losses in the event of nonperformance by the counter-parties; however, management believes the likelihood of such nonperformance is unlikely.

At December 31, 2007, we had two forward-starting interest rate swap contracts with an aggregate notional amount of $118.6 million to mitigate the risk of future fluctuations in interest rates on forecasted issuances of long-term debt.  These contracts were settled approximately one week after we contributed assets to a joint venture with an institutional investor and concurrently issued $154.3 million of fixed-rate long-term debt that we guaranteed.

Equity
Common and preferred dividends increased to $52.7 million in the first three months of 2008, compared to $47.5 million for the first three months of 2007.  The quarterly dividend rate for our common shares of beneficial interest increased to $.525 in 2008 compared to $.495 for the same period of 2007.  Our dividend payout ratio on common equity for the three months of 2008 and 2007 approximated 66.9% and 65.1%, respectively, based on basic funds from operations for the respective periods.

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

During 2007, we repurchased 2.8 million common shares of beneficial interest at an average share price of $37.12 and cancelled 1.4 million common shares of beneficial interest in both 2008 and 2007.  As of March 31, 2008, the remaining value of common shares of beneficial interest available to be repurchased is $196.7 million.

On September 25, 2007, we issued $200 million of depositary shares in a private placement, and the net proceeds of $193.6 million were used to repay amounts outstanding under our credit facilities.  Each depositary share represents one-hundredth of a Series G Cumulative Redeemable Preferred Share.  The depositary shares are redeemable, in whole or in part at our option, at a redemption price of $25 multiplied by a graded rate per depositary share based on the date of redemption plus any accrued and unpaid dividends thereon.  The depositary shares are not convertible or exchangeable for any of our other property or securities.  The Series G Preferred Shares pay a variable-rate quarterly dividend through September 2008 and then a variable-rate monthly dividend and have a liquidation preference of $2,500 per share.  The variable-rate dividend is calculated on the period’s three month LIBOR rate plus a percentage determined by the number of days outstanding.  Further, the rate may vary if any of our outstanding preferred shares are downgraded.  The variable-rate dividend is not to exceed 20%.

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

In September 2004, the SEC declared effective two additional shelf registration statements totaling $1.55 billion, of which $1.35 billion was available as of April 30, 2008.  In addition, we have $85.4 million available as of April 30, 2008 under our $1 billion shelf registration statement, which became effective in April 2003.  These shelf registrations will expire at December 31, 2008.  We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

Contractual Obligations

The following table summarizes our primary contractual obligations as of March 31, 2008 (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Mortgages and Notes Payable: (1)
Unsecured Debt	$141,416	$123,522	$415,750	$860,566	$242,216	$797,690	$2,581,160
Secured Debt	114,055	142,299	124,634	151,401	177,697	728,556	1,438,642

Ground Lease Payments	2,037	3,114	3,073	3,000	2,858	114,489	128,571

Obligations to Develop Projects	142,271	74,739	37,500	17,981	1,659	1,659	275,809

Total Contractual Obligations	$399,779	$343,674	$580,957	$1,032,948	$424,430	$1,642,394	$4,424,182

____________________
(1)           Includes principal and interest with interest on variable-rate debt calculated using rates at March 31, 2008 excluding the effect of interest rate swaps.

Off Balance Sheet Arrangements

As of March 31, 2008 and December 31, 2007, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources.  Letters of credit totaling $10.2 million and $9.2 million were outstanding under the revolving credit facility at March 31, 2008 and December 31, 2007, respectively.

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

Funds from Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) available to common shareholders computed in accordance with generally accepted accounting principles, excluding gains or losses from sales of operating real estate assets and extraordinary items, plus depreciation and amortization of operating properties, including our share of unconsolidated real estate joint ventures and partnerships.  We calculate FFO in a manner consistent with the NAREIT definition.

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

Funds from operations is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007

Net income available to common shareholders	$28,776	$46,657
Depreciation and amortization	42,302	31,979
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	2,540	2,057
Gain on sale of properties	(7,736)	(14,945)
Gain on sale of properties of unconsolidated real estate joint ventures and partnerships	(14)	-

Funds from operations	65,868	65,748
Funds from operations attributable to operating partnership units	-	1,106

Funds from operations assuming conversion of OP units	$65,868	$66,854

Weighted average shares outstanding - basic	83,679	86,005
Effect of dilutive securities:
Share options and awards	488	1,123
Operating partnership units	-	2,681

Weighted average shares outstanding - diluted	84,167	89,809

Newly Issued Accounting Pronouncements

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

We adopted SFAS 157 in the first quarter of 2008 regarding our financial assets and liabilities currently recorded or disclosed at fair value.  The FASB has issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” to defer the provisions of SFAS 157 relating to nonfinancial assets and liabilities that delays implementation by us until January 1, 2009.  SFAS 157 has not and is not expected to materially affect how we determine fair value, but it has resulted in certain additional disclosures.

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

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement was effective for us on January 1, 2008, and we have elected not to measure any of our current eligible financial assets or liabilities at fair value upon adoption; however, we do have the option to elect to measure eligible financial assets or liabilities acquired in the future at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.”  SFAS 141R expands the original guidance’s definition of a business.  It broadens the fair value measurement and recognition to all assets acquired, liabilities assumed and interests transferred as a result of business combinations.  SFAS 141R requires expanded disclosures to improve the ability to evaluate the nature and financial effects of business combinations.  SFAS 141R is effective for us for business combinations made on or after January 1, 2009.  While we have not formally quantified the effect, we expect the adoption of SFAS 141R to have a material effect on our accounting for future acquisition of properties, which may fall under the definition of a business.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.”  SFAS 160 requires that a noncontrolling interest in an unconsolidated entity be reported as equity and any losses in excess of an unconsolidated entity’s equity interest be recorded to the noncontrolling interest.  The statement requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS 160 is effective for us on January 1, 2009 and most provisions will be applied retrospectively.  We are currently evaluating the impact SFAS 160 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for us on January 1, 2009.  We are currently evaluating the impact SFAS 161 will have on our consolidated financial statements.

On August 31, 2007, the FASB authorized a proposed FASB Staff Position (the “proposed FSP”) that, if issued, would affect the accounting for our convertible and exchangeable senior debentures.  If issued in the form expected, the proposed FSP would require that the initial debt proceeds from the sale of our convertible and exchangeable senior debentures be allocated between a liability component and an equity component.  The resulting debt discount would be amortized using the effective interest method over the period the debt is expected to be outstanding as additional interest expense.  The proposed FSP has not been issued, but the FASB has indicated that it is expected to be effective for fiscal years beginning after December 15, 2008 and requires retroactive application.  Upon the adoption of the proposed FSP on January 1, 2009, we estimate the unamortized debt discount (as of March 31, 2008) to be approximately $32.3 million to be included as a reduction of debt and approximately $46.3 million as accumulated additional paid-in capital on our consolidated balance sheet.  We estimate incremental interest expense to be approximately $2.2 million for the first three months of 2008 and $8.4 million and $3.4 million for the years ended December 31, 2007 and 2006, respectively.

ITEM 3.                    Quantitative and Qualitative Disclosures About Market Risk

We use fixed and floating-rate debt to finance our capital requirements.  These transactions expose us to market risk related to changes in interest rates.  Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions.  These swap agreements expose us to credit risk in the event of non-performance by the counter-parties to the swaps.  We do not engage in the trading of derivative financial instruments in the normal course of business.  At March 31, 2008, we had fixed-rate debt of $2.9 billion and variable-rate debt of $342.6 million, after adjusting for the net effect of $50 million notional amount of interest rate swaps.  At December 31, 2007, we had fixed-rate debt of $2.8 billion and variable-rate debt of $321.7 million, after adjusting for the net effect of $50 million notional amount of interest rate swaps.

ITEM 4.                    Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2008.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008.

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.                 Risk Factors

There were no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

DATE:  May 9, 2008

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

10.42†	—	Final 401(k)/401(m) Regulations Amendment dated December 15, 2006 (filed as Exhibit 10.41 on WRI’s Form 10-K for the year ended December 31, 2006 and incorporated by reference).
10.43†	—
Amendment No. 2 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated November 9, 2007 (filed as Exhibit 10.43 on WRI’s Form 10-K for the year ended December 31, 2007 and incorporated by reference).

10.44†	—
Amendment No. 2 to the Weingarten Realty Investors Deferred Compensation Plan dated November 9, 2007 (filed as Exhibit 10.44 on WRI’s Form 10-K for the year ended December 31, 2007 and incorporated by reference).

10.45†	—
Amendment No. 2 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated November 9, 2007 (filed as Exhibit 10.45 on WRI’s Form 10-K for the year ended December 31, 2007 and incorporated by reference).

10.46†	—	Severance Benefit and Stay Pay Bonus Plan dated September 20, 2007 (filed as Exhibit 10.46 on WRI’s Form 10-K for the year ended December 31, 2007 and incorporated by reference).
10.47†	—	2007 Reduction in Force Severance Pay Plan dated November 6, 2007 (filed as Exhibit 10.47 on WRI’s Form 10-K for the year ended December 31, 2007 and incorporated by reference).
14.1	—
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