Form 10-Q
period 2008-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2008-08-08
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐.	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐NO ☒.

As of July 31, 2008, there were 83,982,442 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

WEINGARTEN REALTY INVESTORS
CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,	June 30,
	2008	2007	2008	2007

Revenues:
Rentals	$151,196	$139,053	$301,491	$277,709
Other	3,428	3,163	6,150	5,176
Total	154,624	142,216	307,641	282,885

Expenses
Depreciation and amortization	39,538	31,506	82,396	62,718
Operating	26,666	24,479	53,105	47,214
Ad valorem taxes	17,622	16,305	35,544	32,174
General and administrative	7,104	6,504	13,958	13,113
Total	90,930	78,794	185,003	155,219

Operating Income	63,694	63,422	122,638	127,666
Interest Expense	(38,474)	(35,624)	(73,954)	(71,713)
Interest and Other Income	1,699	3,044	2,748	4,756
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	5,139	4,273	10,386	7,620
Income Allocated to Minority Interests	(2,627)	(3,497)	(4,453)	(4,675)
Gain (Loss) on Sale of Properties	132	(65)	144	2,024
Gain on Land and Merchant Development Sales	6,303	3,285	6,822	3,951
Provision for Income Taxes	(1,543)	(1,012)	(2,290)	(1,003)
Income from Continuing Operations	34,323	33,826	62,041	68,626
Operating Income from Discontinued Operations	683	1,407	1,989	5,136
Gain on Sale of Properties from Discontinued Operations	41,093	40,544	49,463	53,400
Income from Discontinued Operations	41,776	41,951	51,452	58,536
Net Income	76,099	75,777	113,493	127,162
Dividends on Preferred Shares	(8,110)	(5,775)	(16,728)	(10,503)
Redemption Costs of Preferred Shares	(990)		(990)
Net Income Available to Common Shareholders	$66,999	$70,002	$95,775	$116,659
Net Income Per Common Share - Basic:
Income from Continuing Operations	$0.30	$0.32	$0.53	$0.67
Income from Discontinued Operations	0.50	0.49	0.61	0.68
Net Income	$0.80	$0.81	$1.14	$1.35
Net Income Per Common Share - Diluted:
Income from Continuing Operations	$0.30	$0.32	$0.53	$0.67
Income from Discontinued Operations	0.49	0.47	0.60	0.65
Net Income	$0.79	$0.79	$1.13	$1.32

Net Income	$76,099	$75,777	$113,493	$127,162
Other Comprehensive Income (Loss):
Unrealized gain on derivatives		4,472		4,497
Realized loss on derivatives, net			(7,204)
Amortization of loss on derivatives	645	220	864	439
Other Comprehensive Income (Loss)	645	4,692	(6,340)	4,936
Comprehensive Income	$76,744	$80,469	$107,153	$132,098

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30,	December 31,
	2008	2007
ASSETS
Property	$5,007,361	$4,972,344
Accumulated Depreciation	(791,929)	(774,321)
Property Held for Sale, net	373
Property, net	4,215,805	4,198,023
Investment in Real Estate Joint Ventures and Partnerships	309,252	300,756
Total	4,525,057	4,498,779
Notes Receivable from Real Estate Joint Ventures and Partnerships	151,057	81,818
Unamortized Debt and Lease Costs	120,116	114,969
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $9,117 in 2008 and $8,721 in 2007)	83,262	94,607
Cash and Cash Equivalents	40,427	65,777
Restricted Deposits and Mortgage Escrows	34,018	38,884
Other	120,507	98,509
Total	$5,074,444	$4,993,343

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt	$3,187,622	$3,165,059
Accounts Payable and Accrued Expenses	160,223	155,137
Other	88,860	104,439
Total	3,436,705	3,424,635
Minority Interest	158,489	96,885

Commitments and Contingencies

Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2008 and 2007; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2008 and 2007; liquidation preference $72,500	1	1
6.5% Series F cumulative redeemable preferred shares of beneficial interest, 140 shares issued; 140 and 80 shares outstanding in 2008 and 2007, respectively; liquidation preference $350,000 in 2008 and $200,000 in 2007	4	2
Variable-rate Series G cumulative redeemable preferred shares of beneficial interest, 80 shares issued; 32 and 80 shares outstanding in 2008 and 2007, respectively; liquidation preference $80,000 in 2008 and $200,000 in 2007	1	2
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 150,000; shares issued and outstanding: 83,993 in 2008 and 85,146 in 2007	2,531	2,565
Treasury Shares of Beneficial Interest - par value, $.03 per share; none in 2008 and 1,370 shares in 2007		(41)
Accumulated Additional Paid-In Capital	1,448,162	1,442,027
Net Income in Excess of Accumulated Dividends	50,363	42,739
Accumulated Other Comprehensive Loss	(21,815)	(15,475)
Shareholders' Equity	1,479,250	1,471,823
Total	$5,074,444	$4,993,343

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash Flows from Operating Activities:
Net Income	$113,493	$127,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,520	66,476
Equity in earnings of real estate joint ventures and partnerships, net	(10,386)	(7,620)
Income allocated to minority interests	4,453	4,675
Gain on land and merchant development sales	(6,822)	(3,951)
Gain on sale of properties	(49,607)	(55,424)
Distributions of income from unconsolidated real estate joint ventures and partnerships	1,204	2,267
Changes in accrued rent and accounts receivable	6,091	12,067
Changes in other assets	(15,474)	(39,707)
Changes in accounts payable and accrued expenses	(29,039)	(5,233)
Other, net	1,522	(929)
Net cash provided by operating activities	98,955	99,783

Cash Flows from Investing Activities:
Investment in property	(161,100)	(351,881)
Proceeds from sale and disposition of properties, net	174,986	205,576
Change in restricted deposits and mortgage escrows	5,001	6,812
Notes receivable from real estate joint ventures and partnerships and other receivables:
Advances	(77,391)	(29,286)
Collections	5,963	998
Real estate joint ventures and partnerships:
Investments	(2,522)	(40,294)
Distributions of capital	11,529	3,651
Net cash used in investing activities	(43,534)	(204,424)

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	205,030	19,092
Common shares of beneficial interest	1,681	2,348
Preferred shares of beneficial interest, net	118,146	193,978
Purchase of marketable securities in connection with the legal defeasance of mortgage notes payable		(21,509)
Repurchase of preferred shares of beneficial interest, net	(117,171)
Principal payments of debt	(179,108)	(17,922)
Common and preferred dividends paid	(107,075)	(96,075)
Debt issuance costs paid	(934)	(761)
Other, net	(1,340)	788
Net cash (used in) provided by financing activities	(80,771)	79,939

Net decrease in cash and cash equivalents	(25,350)	(24,702)
Cash and cash equivalents at January 1	65,777	71,003
Cash and cash equivalents at June 30	$40,427	$46,301

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

We operate a portfolio of properties that include neighborhood and community shopping centers and industrial properties of approximately 73.5 million square feet.  We have a diversified tenant base with our largest tenant comprising only 2.7% of total rental revenues during 2008.

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

Real Estate Joint Ventures and Partnerships
To determine the method of accounting for partially owned real estate joint ventures and partnerships, we first apply the guidelines set forth in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities.”  In March 2008, we contributed 18 neighborhood/community shopping centers located in Texas with an aggregate value of approximately $227.5 million, and aggregating more than 2.1 million square feet, to a joint venture.  We sold an 85% interest in this joint venture to AEW Capital Management on behalf of one of its institutional clients and received proceeds of approximately $216.1 million.  Financing totaling $154.3 million was placed on the properties and guaranteed by us.  This venture is a variable interest entity and due to our guarantee of the debt, we have consolidated this joint venture.  Our maximum exposure to loss associated with this joint venture is primarily limited to our guarantee of the debt, which was approximately $154.3 million at June 30, 2008.

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

Our investments in partially owned real estate joint ventures and partnerships are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable.  The ultimate realization of our investments in partially owned real estate joint ventures and partnerships is dependent on a number of factors, including the performance of each investment and market conditions.  We will record an impairment charge if we determine that a decline in the value of an investment is other than temporary.  No impairment was recorded for both the quarter and the six months ended June 30, 2008 or 2007.  However, due to the current credit and real estate market conditions, there is no certainty that an impairment would not occur in the future.

Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted cash that is held in a qualified escrow account for the purposes of completing like-kind exchange transactions.  At June 30, 2008 and December 31, 2007, we had $18.2 million and $21.3 million held for like-kind exchange transactions, respectively, and $15.8 million and $17.6 million held in escrow related to our mortgages, respectively.

Per Share Data
Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding.  Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator:
Net income available to common shareholders	$66,999	$70,002	$95,775	$116,659
Income attributable to operating partnership units	1,147	1,103	2,299	2,209

Net income available to common shareholders - diluted	$68,146	$71,105	$98,074	$118,868

Denominator:
Weighted average shares outstanding - basic	83,742	86,274	83,710	86,140
Effect of dilutive securities:
Share options and awards	663	1,011	577	1,063
Operating partnership units	2,361	2,450	2,381	2,565

Weighted average shares outstanding - diluted	86,766	89,735	86,668	89,768

Options to purchase 2.1 million and .5 million common shares of beneficial interest for the three months ended June 30, 2008 and 2007, respectively, were not included in the calculation of net income per common share - diluted because the exercise prices were greater than the average market price for the period.  Options to purchase 2.1 million and 3,220 common shares of beneficial interest for the six months ended June 30, 2008 and 2007, respectively, were not included in the calculation of net income per common share - diluted because the exercise prices were greater than the average market price for the period.

Cash Flow Information
All highly liquid investments with original maturities of three months or less are considered cash equivalents.  We issued common shares of beneficial interest valued at $.3 million and $12.6 million for the six months ended June 30, 2008 and 2007, respectively, in exchange for interests in real estate joint ventures and partnerships, which had been formed to acquire properties.  We also accrued $21.7 million and $7.9 million as of June 30, 2008 and 2007, respectively, associated with the construction of property.  Cash payments for interest on debt, net of amounts capitalized, of $77.6 million and $75.1 million were made during the six months ended June 30, 2008 and 2007, respectively.  A cash payment of $4.5 million for income taxes was made during the six months ended June 30, 2008, and no income tax payments were made during the six months ended June 30, 2007.

In association with property acquisitions and investments in unconsolidated real estate joint ventures, items assumed were as follows (in thousands):

	Six Months Ended
	June 30,
	2008	2007

Debt	$-	$26,419
Obligations under Capital Leases	-	12,888
Minority Interest	634	23,582
Net Assets and Liabilities	8,450	3,600

In connection with the sale of improved properties, we received notes receivable totaling $3.6 million during the six months ended June 30, 2008.  Net assets and liabilities were reduced by $59.8 million during the six months ended June 30, 2007 from the reorganization of three joint ventures, two of which were previously consolidated, to tenancy-in-common arrangements where we have a 50% interest.  This net reduction from the reorganization of three joint ventures was offset by the assumption of debt totaling $33.2 million. In conjunction with the disposition of properties completed for the six months ended June 30, 2007, we defeased two mortgage loans totaling $21.2 million and transferred marketable securities totaling $21.5 million in connection with the legal defeasance of these two loans.

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

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for us on January 1, 2009.  We are currently evaluating the impact SFAS 161 will have to the disclosures included in our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.”  FSP FAS 142-3 amends the factors that should be considered in developing renewal and extension assumptions used to determine the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of assets considered in a business combination.  FSP FAS 142-3 is effective for us on January 1, 2009.  We are currently evaluating the impact FSP FAS 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 will require that the initial debt proceeds from the sale of our convertible and exchangeable senior debentures be allocated between a liability component and an equity component in a manner that will reflect our effective nonconvertible borrowing rate.  The resulting debt discount would be amortized using the effective interest method over the period the debt is expected to be outstanding as additional interest expense.  FSP APB 14-1 is effective for us on January 1, 2009 and requires retroactive application.  Upon the adoption of FSP APB 14-1, we estimate the unamortized debt discount (as of June 30, 2008) to be approximately $28.9 million to be included as a reduction of debt and approximately $43.5 million as accumulated additional paid-in capital on our consolidated balance sheet.  We estimate incremental interest expense to be approximately $4.1 million for the first six months of 2008 and $7.9 million and $3.2 million for the years ended December 31, 2007 and 2006, respectively.

Note 3.            Derivatives and Hedging

We occasionally hedge the future cash flows of our debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions.  At June 30, 2008, we had two interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $50.0 million that convert fixed interest payments at rates of 4.2% to variable interest payments.  We have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in market interest rates.

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

Changes in the fair value of fair value hedges, as well as changes in the fair value of the hedged item attributable to the hedge risk, are recorded in earnings each reporting period.  For the three and six months ended June 30, 2008 and 2007, these changes in fair value were offset through earnings.  The derivative instruments at June 30, 2008 were reported at their fair values in other liabilities, net of accrued interest, of $.4 million, and we had no derivative instruments reported in other assets.  At December 31, 2007, derivative instruments were reported at their fair values in other liabilities, net of accrued interest, of $5.8 million, and we had no derivative instruments reported in other assets.

As of June 30, 2008 and December 31, 2007, the balance in accumulated other comprehensive loss relating to derivatives was $18.1 million and $11.8 million, respectively.  Amounts amortized to interest expense were $.6 million and $.2 million during the three months ended June 30, 2008 and 2007, respectively, and $.9 million and $.4 million during the six months ended June 30, 2008 and 2007, respectively.  Within the next 12 months, approximately $2.6 million of the balance in accumulated other comprehensive loss is expected to be amortized to interest expense.

For the three and six months ended June 30, 2008, the interest rate swaps decreased interest expense and increased net income by $.2 million and $.4 million, respectively, and decreased the average interest rate of our debt by .02% for both periods.  The interest rate swaps increased interest expense and decreased net income by $.1 million and $.3 million for the three and six months ended June 30, 2007, respectively, and increased the average interest rate of our debt by .02% for both periods.  We could be exposed to losses in the event of nonperformance by the counter-parties; however, management believes the likelihood of such nonperformance is unlikely.

Note 4.            Debt

Our debt consists of the following (in thousands):

	June 30,	December 31,
	2008	2007

Debt payable to 2030 at 4.5% to 8.8%	$2,848,404	$2,876,445
Unsecured notes payable under revolving credit agreements	305,730	255,000
Obligations under capital leases	29,725	29,725
Industrial revenue bonds payable to 2015 at 1.5% to 3.8%	3,763	3,889

Total	$3,187,622	$3,165,059

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	June 30,	December 31,
	2008	2007

As to interest rate (including the effects of interest rate swaps):
Fixed-rate debt	$2,815,363	$2,843,320
Variable-rate debt	372,259	321,739

Total	$3,187,622	$3,165,059

As to collateralization:
Unsecured debt	$2,144,153	$2,095,506
Secured debt	1,043,469	1,069,553

Total	$3,187,622	$3,165,059

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

At June 30, 2008 and December 31, 2007, the balance outstanding under the revolving credit facility was $303.0 million at a variable interest rate of 3.1% and $255.0 million at a variable interest rate of 5.4%, respectively.  We also have an agreement for a $30 million unsecured and uncommitted overnight facility with a bank that we use for cash management purposes, of which $2.7 million was outstanding at a variable interest rate of 3.2% at June 30, 2008, and no amounts were outstanding at December 31, 2007.  Letters of credit totaling $10.2 million and $9.2 million were outstanding under the revolving credit facility at June 30, 2008 and December 31, 2007, respectively.  The available balance under our revolving credit agreement was $259.0 million and $310.8 million at June 30, 2008 and December 31, 2007, respectively.  During the six months ended June 30, 2008, the maximum balance and weighted average balance outstanding under both facilities combined were $470.9 million and $318.0 million, respectively, at a weighted average interest rate of 4.0%.  During 2007, the maximum balance and weighted average balance outstanding under both facilities combined were $312.4 million and $96.7 million, respectively, at a weighted average interest rate of 6.1%.

In March 2008, we contributed assets to a joint venture with an institutional investor.  In conjunction with this transaction, the joint venture issued $154.3 million of fixed-rate long-term debt with an average life of 7.3 years at an average rate of 5.4% that we guaranteed.  We received all of the proceeds from the issuance of this debt and such proceeds were used to reduce amounts outstanding under our $575 million revolving credit facility.

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

Various leases and properties, and current and future rentals from those lease and properties, collateralize certain debt.  At June 30, 2008 and December 31, 2007, the carrying value of such property aggregated $1.7 billion and $1.9 billion, respectively.

Scheduled principal payments on our debt (excluding $305.7 million due under our revolving credit agreements, $21.0 million of certain capital leases, ($.4) million fair value of interest rate swaps and $26.4 million of non-cash debt-related items) are due during the following years (in thousands):

2008	$66,074
2009	113,506
2010	128,749
2011	316,893
2012	335,317
2013	334,984
2014	375,128
2015	249,943
2016	143,517
2017	29,680
Thereafter	741,104
Total	$2,834,895

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels.  We believe we were in compliance with all restrictive covenants as of June 30, 2008.

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

Note 5.            Preferred Shares

We issued $150 million and $200 million of depositary shares on June 6, 2008 and January 30, 2007, respectively.  Each depositary share represents one-hundredth of a Series F Cumulative Redeemable Preferred Share.  The depositary shares are redeemable, in whole or in part, on or after January 30, 2012 at our option, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon.  The depositary shares are not convertible or exchangeable for any of our other property or securities.  The Series F Preferred Shares pay a 6.5% annual dividend and have a liquidation value of $2,500 per share.  Series F Preferred Shares issued in June 2008 were issued at a discount, resulting in an effective rate of 8.25%.  Net proceeds of $118.1 million and $194.0 million in June 2008 and January 2007, respectively, were used to repay amounts outstanding under our revolving credit facilities and for general business purposes.  Subsequent to the 2008 issuance, our revolving credit facilities were used to finance the partial redemption of the Series G Cumulative Redeemable Preferred Shares as described below.

On September 25, 2007, we issued $200 million of depositary shares in a private placement, and the net proceeds of $193.6 million were used to repay amounts outstanding under our credit facilities.  Each depositary share represents one-hundredth of a Series G Cumulative Redeemable Preferred Share.  The depositary shares are redeemable, in whole or in part at our option, at a redemption price of $25 multiplied by a graded rate per depositary share based on the date of redemption plus any accrued and unpaid dividends thereon.  The depositary shares are not convertible or exchangeable for any of our other property or securities.  The Series G Preferred Shares pay a variable-rate quarterly dividend through September 2008 and then a variable-rate monthly dividend and have a liquidation preference of $2,500 per share.  The variable-rate dividend is calculated on the period’s three-month LIBOR rate plus a percentage determined by the number of days outstanding.  Further, the rate may vary if any of our outstanding preferred shares are downgraded.  The variable-rate dividend is not to exceed 20%.  At June 30, 2008 and December 31, 2007, the variable-rate dividend was 3.8% and 5.9%, respectively.  On June 20, 2008, we redeemed $120 million of the Series G Cumulative Redeemable Preferred Shares.  Upon the redemption of these shares, the related original issuance costs of $1.0 million were reported as a deduction in arriving at net income available to common shareholders.

Subsequent to June 30, 2008, we redeemed the remaining $80 million of the Series G Cumulative Redeemable Preferred Shares.  This redemption was financed through our revolving credit facilities, and the related original issuance costs of $.9 million will be a reduction to net income available to common shareholders.

In July 2004, we issued $72.5 million of depositary shares with each share representing one-hundredth of a Series E Cumulative Redeemable Preferred Share.  The depositary shares are redeemable at our option, in whole or in part, for cash at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon.  The depositary shares are not convertible or exchangeable for any of our other property or securities.  The Series E preferred shares pay a 6.95% annual dividend and have a liquidation value of $2,500 per share.

In April 2003, $75 million of depositary shares were issued with each share representing one-thirtieth of a Series D Cumulative Redeemable Preferred Share.  The depositary shares are redeemable at our option, in whole or in part, for cash at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon.  The depositary shares are not convertible or exchangeable for any of our property or securities.  The Series D preferred shares pay a 6.75% annual dividend and have a liquidation value of $750 per share.

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

During 2007, we repurchased 2.8 million common shares of beneficial interest at an average share price of $37.12 and cancelled 1.4 million common shares of beneficial interest in both 2008 and 2007.  As of June 30, 2008, the remaining value of common shares of beneficial interest available to be repurchased is $196.7 million.

Note 7.            Treasury Shares of Beneficial Interest

At December 31, 2007, a total of 1.4 million common shares of beneficial interest were repurchased by us at an average share price of $36.47.  These shares were subsequently retired on January 11, 2008.

Note 8.            Property

Our property consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007

Land	$973,958	$974,145
Land held for development	61,200	62,033
Land under development	226,571	223,827
Buildings and improvements	3,489,041	3,533,037
Construction in-progress	256,591	179,302

Total	$5,007,361	$4,972,344

The following carrying charges were capitalized (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest	$4,962	$6,636	$10,140	$12,491
Ad valorem taxes	831	435	1,405	940

Total	$5,793	$7,071	$11,545	$13,431

During the six months ended June 30, 2008, we invested $94.9 million in new development projects.  During 2008, we commenced three new development projects, of which two are located in Texas and one in Florida.  Of these, one property is held in a 70%-owned consolidated real estate joint venture.  We also disposed of six shopping centers, one industrial property and 12 land parcels.

Note 9.            Discontinued Operations

During the first six months of 2008, one industrial center located in Texas and six shopping centers, four of which were located in Texas and one each in California and Louisiana, were sold.  We classified a property in Louisiana, totaling $.4 million, as held for sale as of June 30, 2008.  During 2007, we sold one industrial center located in Texas and 17 shopping centers, nine of which were located in Texas, three in Louisiana, two each in Colorado and Illinois, and one in Georgia.  The operating results of these properties have been reclassified and reported as discontinued operations in the Condensed Statements of Consolidated Income and Comprehensive Income in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as well as any gains on the respective dispositions for all periods presented.  Revenues recorded in operating income from discontinued operations for the three months ended June 30, 2008 and 2007, totaled $1.9 million and $5.6 million, respectively, and $4.6 million and $14.2 million for the six months ended June 30, 2008 and 2007, respectively.  Included in the Condensed Consolidated Balance Sheet at December 31, 2007 were $82.8 million of property and $32.9 million of accumulated depreciation related to the property sold during the six months ended June 30, 2008.

The discontinued operations reported for the first six months of 2008 had no debt that was required to be repaid upon their disposition.

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

Note 10.          Notes Receivable from Real Estate Joint Ventures and Partnerships

We have ownership interests in a number of real estate joint ventures and partnerships.  Notes receivable from these entities bear interest ranging from 4.5% to 10.0% at June 30, 2008 and 5.7% to 10.0% at December 31, 2007.  These notes are due at various dates through 2028 and are generally secured by real estate assets.  Interest income recognized on these notes was $.8 million and $.6 million for the three months ended June 30, 2008 and 2007, respectively, and $1.7 million and $.8 million for the six months ended June 30, 2008 and 2007, respectively.

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

	June 30,	December 31,
	2008	2007

Combined Condensed Balance Sheets

Property	$1,740,490	$1,660,915
Accumulated depreciation	(88,425)	(71,998)
Property – net	1,652,065	1,588,917

Other assets	224,622	238,166

Total	$1,876,687	$1,827,083

Debt (primarily mortgage payables)	$376,358	$378,206
Amounts payable to Weingarten Realty Investors	153,952	87,191
Other liabilities	125,437	138,150
Accumulated equity	1,220,940	1,223,536

Total	$1,876,687	$1,827,083

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Combined Statements of Income

Revenues	$39,650	$35,267	$78,323	$66,486

Expenses:
Depreciation and amortization	10,613	8,533	19,231	15,536
Interest	5,396	5,396	9,317	10,486
Operating	6,665	5,173	12,928	9,788
Ad valorem taxes	4,566	4,278	9,354	8,333
General and administrative	712	180	977	345

Total	27,952	23,560	51,807	44,488

Gain (loss) on land and merchant development sales	(5)		490
Gain on sale of properties			38

Net income	$11,693	$11,707	$27,044	$21,998

Our investment in real estate joint ventures and partnerships, as reported on our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differentials, which arose upon the transfer of assets to the joint ventures.  The basis differentials, which totaled $15.5 million and $15.8 million at June 30, 2008 and December 31, 2007, respectively, are generally amortized over the useful lives of the related assets.

Fees earned by us for the management of these real estate joint ventures and partnerships totaled, in millions, $1.6 and $1.1 for the quarters ended June 30, 2008 and 2007, respectively, and $3.0 and $2.1 for the six months ended June 30, 2008 and 2007, respectively.

During the first six months of 2008, a 25%-owned unconsolidated real estate joint venture acquired a 4,000 square foot building located in Port Charlotte, Florida.  A 50%-owned unconsolidated real estate joint venture was formed for the purposes of developing an industrial building in Houston, Texas, while a 32%-owned unconsolidated real estate joint venture commenced construction of a retail property in Salt Lake City, Utah.

During the first six months of 2007, a 25%-owned unconsolidated real estate joint venture acquired two shopping centers.  Cole Park Plaza is located in Chapel Hill, North Carolina, and Sunrise West is located in Sunrise, Florida.  A 50%-owned unconsolidated real estate joint venture was formed for the purpose of developing a retail shopping center.  A 20%-owned unconsolidated joint venture acquired seven industrial properties.  One each in Ashland and Chester, Virginia, two in Colonial Heights, Virginia, and three in Richmond, Virginia.

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

Our taxable REIT subsidiary is subject to federal, state and local income taxes.  During the three months ended June 30, 2008 and 2007, we have recorded a federal income tax provision of $.6 million in both periods.  For the six months ended June 30, 2008 and 2007, we have recorded a federal income tax provision of $.8 million and $.1 million, respectively.  Our deferred tax assets at June 30, 2008 and December 31, 2007 were $.8 million and $1.1 million, respectively, with the deferred tax liabilities totaling $1.6 million and $1.4 million, respectively.  Also, an accrued tax payable of $.3 million and $2.3 million has been recorded at June 30, 2008 and December 31, 2007, respectively, in association with this tax.

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

During the three months ended June 30, 2008 and 2007, we recorded a provision for the Revised Texas Franchise Tax of $.9 million and $.4 million, respectively.  For the six months ended June 30, 2008 and 2007, we have recorded a provision for the Revised Texas Franchise Tax of $1.5 million and $.9 million, respectively.  The deferred tax assets associated with this tax each totaled $.1 million as of June 30, 2008 and December 31, 2007 and the deferred tax liability associated with this tax totaled $.2 million and $.1 million as of June 30, 2008 and December 31, 2007. Also, an accrued tax payable of $1.3 million and $2.0 million has been recorded at June 30, 2008 and December 31, 2007, respectively, in association with this tax.

Note 13.          Commitments and Contingencies

We participate in six ventures, structured as DownREIT partnerships, which have properties in Arkansas, California, Georgia, North Carolina, Texas and Utah.  As a general partner, we have operating and financial control over these ventures and consolidate their operations in our condensed consolidated financial statements.  These ventures allow the outside limited partners to put their interest to the partnership for our common shares of beneficial interest or an equivalent amount in cash.  We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares of beneficial interest, at our discretion.  We also participate in two real estate ventures that have properties in Florida and Texas that allow their outside partners to put their interest to operating partnership units to us for our common shares of beneficial interest or an equivalent amount in cash.  We have the option to redeem these units in cash or a fixed number of our common shares of beneficial interest, at our discretion.  During the first six months of 2008 and 2007, we issued common shares of beneficial interest valued at $.3 million and $12.6 million, respectively, in exchange for certain of these limited partnership interests or operating partnership units.  The aggregate redemption value of these operating partnership units was approximately $72 million and $76 million as of June 30, 2008 and December 31, 2007, respectively.

In April 2007, we acquired an industrial building located in Virginia.  This purchase transaction includes an earnout provision of approximately $6 million that is contingent upon the lease up of vacant space by the property seller.  This contingency agreement expires in 2009.  We have an estimated obligation of $4.1 million and $5.6 million recorded as of June 30, 2008 and December 31, 2007.  Since inception of this obligation, $1.5 million has been paid.  Amounts paid or accrued under such earnouts are treated as additional purchase price and capitalized to the related property.

In January 2007, we acquired two retail properties in Arizona.  This purchase transaction includes an earnout provision of approximately $29 million that is contingent upon the subsequent development of space by the property seller.  This contingency agreement expires in 2010.  We have an estimated obligation of $4.2 million recorded as of both June 30, 2008 and December 31, 2007.  Since inception of this obligation, $5.2 million has been paid.  Amounts paid or accrued under such earnouts are treated as additional purchase price and capitalized to the related property.

In August 2006, we acquired a portfolio of five properties, including four properties in Georgia and one in Florida.  The purchase agreement allows for the subsequent development and leasing of an additional phase of Brookwood Marketplace by the property seller.  If the terms of the purchase agreement are met by the seller, the purchase price would be increased by approximately $6.9 million.  This agreement expires in August 2008. We have no recorded obligation for this contingency as of both June 30, 2008 and December 31, 2007.

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

Note 14.          Identified Intangible Assets and Liabilities

Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	June 30,	December 31,
	2008	2007

Identified Intangible Assets:
Above-Market Leases (included in Other Assets)	$18,659	$18,590
Above-Market Leases – Accumulated Amortization	(8,612)	(7,323)
Below-Market Assumed Mortgages (included in Debt)	2,072	2,072
Below-Market Assumed Mortgages – Accumulated Amortization	(386)	(246)
Valuation of In Place Leases (included in Unamortized Debt and Lease Costs)	64,656	59,498
Valuation of In Place Leases – Accumulated Amortization	(25,686)	(22,308)

	$50,703	$50,283

Identified Intangible Liabilities:
Below-Market Leases (included in Other Liabilities)	$38,770	$39,141
Below-Market Leases – Accumulated Amortization	(14,903)	(11,949)
Above-Market Assumed Mortgages (included in Debt)	56,368	58,414
Above-Market Assumed Mortgages – Accumulated Amortization	(25,887)	(24,517)

	$54,348	$61,089

These identified intangible assets and liabilities are amortized over the terms of the acquired leases or the remaining lives of the assumed mortgages.

The net amortization of above-market and below-market leases increased rental revenues by $.8 million and $.6 million for the three months ended June 30, 2008 and 2007, respectively, and by $1.7 million and $1.4 million for the six months ended June 30, 2008 and 2007, respectively.  The estimated net amortization of these intangible assets and liabilities will increase rental revenues for each of the next five years as follows (in thousands):

2009	$2,789
2010	1,962
2011	1,389
2012	1,141
2013	997

The amortization of the in place lease intangible recorded in depreciation and amortization, was $2.1 million and $2.0 million for the three months ended June 30, 2008 and 2007, respectively, and $4.5 million and $4.1 million for the six months ended June 30, 2008 and 2007, respectively.  The estimated amortization of this intangible asset will increase depreciation and amortization for each of the next five years as follows (in thousands):

2009	$6,918
2010	5,917
2011	4,622
2012	3,728
2013	2,903

The amortization of above-market and below-market assumed mortgages decreased interest expense by $1.7 million for both the three months ended June 30, 2008 and 2007, and by $3.3 million and $3.5 million for the six months ended June 30, 2008 and 2007, respectively.  The estimated amortization of these intangible assets and liabilities will decrease interest expense for each of the next five years as follows (in thousands):

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2008

Assets:
Investments held in grantor trusts	$34,477			$34,477
Total	$34,477	-	-	$34,477

Liabilities:
Debt associated with derivative instruments		$49,555		$49,555
Derivative instruments		445		445
Deferred compensation plan obligations	$14,098			14,098
Total	$14,098	$50,000	-	$64,098

We do not have any assets or liabilities measured at fair value on a recurring basis whose fair value measurements use significant unobservable inputs (Level 3) as of June 30, 2008.

Note 16.          Share Options and Awards

In 1992, we adopted the Employee Share Option Plan that grants 100 share options to every employee, excluding officers, upon completion of each five-year interval of service.  This plan expires in 2012 and provides options for a maximum of 225,000 common shares of beneficial interest, of which .2 million is available for future grant of share options at June 30, 2008.  Share options granted under this plan are exercisable immediately.

In 1993, we adopted the Incentive Share Option Plan that provided for the issuance of up to 3.9 million common shares of beneficial interest, either in the form of restricted share awards or share options.  This plan expired in 2002, but some share options issued under the plan remain outstanding as of June 30, 2008.  The share options granted to non-officers vest over a three-year period beginning after the grant date, and for officers vest over a seven-year period beginning two years after the grant date.

In 2001, we adopted the Long-term Incentive Plan for the issuance of share options and share awards.  In 2006, the maximum number of common shares of beneficial interest issuable under this plan was increased to 4.8 million common shares of beneficial interest, of which 1.7 million is available for the future grant of share options or share awards at June 30, 2008.  This plan expires in 2011.  The share options granted to non-officers vest over a three-year period beginning after the grant date, and share options and restricted share awards for officers vest over a five-year period after the grant date.  Restricted share awards granted to trust managers and share options or share awards granted to retirement eligible employees are expensed immediately.

The grant price for the Employee Share Option Plan is equal to the closing price of our common shares of beneficial interest on the date of grant.  The grant price of the Long-term Incentive Plan is calculated as an average of the high and low of the quoted fair value of our common shares of beneficial interest on the date of grant.  In both plans, these share options expire upon termination of employment or 10 years from the date of grant.  In the Long-term Incentive Plan, restricted share awards for officers and trust managers are granted at no purchase price.  Our policy is to recognize compensation expense for equity awards ratably over the vesting period, except for retirement eligible amounts.  For the three months ended June 30, 2008 and 2007, compensation expense, net of forfeitures, associated with share options and restricted share awards totaled $1.7 million and $1.3 million, of which $.4 million and $.3 million was capitalized, respectively. For the six months ended June 30, 2008 and 2007, compensation expense, net of forfeitures, associated with share options and restricted share awards totaled $2.7 million and $2.6 million, of which $.7 million was capitalized for both periods.

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

	Six Months Ended
	June 30,
	2008	2007

Fair value per share	$3.07	$4.96
Dividend yield	5.1%	5.7%
Expected volatility	18.8%	18.2%
Expected life (in years)	6.2	5.9
Risk-free interest rate	2.8%	4.4%

Following is a summary of the share option activity for the six months ended June 30, 2008:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Outstanding, January 1, 2008	2,840,290	$32.66
Granted	832,106	32.22
Forfeited or expired	(20,128)	37.38
Exercised	(99,939)	21.69
Outstanding, June 30, 2008	3,552,329	$32.84

The total intrinsic value of options exercised for the three months ended June 30, 2008 and 2007 was $.9 million and $.3 million, respectively.  For the six months ended June 30, 2008 and 2007, the total intrinsic value of options exercised was $1.3 million and $3.9 million, respectively.  As of June 30, 2008 and December 31, 2007, there was approximately $4.3 million and $3.3 million, respectively, of total unrecognized compensation cost related to unvested share options, which is expected to be amortized over a weighted average of 2.1 years and 2.0 years, respectively.

The following table summarizes information about share options outstanding and exercisable at June 30, 2008:

	Outstanding				Exercisable
		Weighted					Weighted
		Average	Weighted	Aggregate		Weighted	Average	Aggregate
		Remaining	Average	Intrinsic		Average	Remaining	Intrinsic
Range of		Contractual	Exercise	Value		Exercise	Contractual	Value
Exercise Prices	Number	Life	Price	(000’s)	Number	Price	Life	(000’s)

$17.94 - $26.91	971,343	3.5 years	$22.05		783,388	$21.65	3.4 years

$26.92 - $40.38	2,066,506	7.8 years	$34.27		799,266	$34.97	6.3 years

$40.39 - $49.62	514,480	8.4 years	$47.47		113,133	$47.47	8.4 years

Total	3,552,329	6.7 years	$32.84	$-	1,695,787	$29.65	5.1 years	$1,136

A summary of the status of unvested restricted share awards for the six months ended June 30, 2008 is as follows:

	Unvested
	Restricted	Weighted
	Share	Average Grant
	Awards	Date Fair Value

Outstanding, January 1, 2008	117,539	$41.45
Granted	125,480	32.69
Vested	(15,283)	35.57
Forfeited	(898)	32.22
Outstanding, June 30, 2008	226,838	$37.04

As of June 30, 2008 and December 31, 2007, there was approximately $5.8 million and $4.4 million, respectively, of total unrecognized compensation cost related to unvested restricted share awards, which is expected to be amortized over a weighted average of 2.8 years and 2.7 years, respectively.

Note 17.          Employee Benefit Plans

We sponsor a noncontributory qualified retirement plan and a separate and independent nonqualified supplemental retirement plan for our officers.  The components of net periodic benefit costs for both plans are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Service cost	$638	$962	$1,538	$1,840
Interest cost	730	631	1,695	1,194
Expected return on plan assets	(469)	(375)	(951)	(694)
Prior service cost	(30)	(29)	(61)	(54)
Recognized (gain) loss	(33)	67	(62)	122

Total	$836	$1,256	$2,159	$2,408

We contributed $2.0 million to the qualified retirement plan for both the six months ended June 30, 2008 and 2007.  For the supplemental retirement plan, $1.2 million and $2.8 million was contributed for the six months ended June 30, 2008 and 2007, respectively.  Currently, we do not anticipate making any additional contributions to either plan in 2008.

We have a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the Internal Revenue Service.  We match employee contributions at the rate of $.50 per $1.00 for the first 6% of the employee's salary.  The employees vest in the employer contributions ratably over a six-year period.  Compensation expense related to the plan was $.2 for both the three months ended June 30, 2008 and 2007 and $.5 million and $.4 million for the six months ended June 30, 2008 and 2007, respectively.

We have an Employee Share Purchase Plan under which .6 million of our common shares of beneficial interest have been authorized.  These shares, as well as common shares of beneficial interest purchased by us on the open market, are made available for sale to employees at a discount of 15% from the quoted market price on the purchase date.  Shares purchased by the employee under the plan are restricted from being sold for two years from the date of purchase or until termination of employment.  During the six months ended June 30, 2008 and 2007, a total of 20,961 and 13,868 common shares of beneficial interest were purchased for the employees at a discounted average per share price of $27.81 and $37.77, respectively.

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

Information concerning our reportable segments is as follows (in thousands):

	Shopping
	Center	Industrial	Other	Total

Three Months Ended June 30, 2008:
Revenues	$138,238	$14,088	$2,298	$154,624
Net Operating Income	99,451	10,018	867	110,336
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	4,926	265	(52)	5,139

Three Months Ended June 30, 2007:
Revenues	$126,584	$13,085	$2,547	$142,216
Net Operating Income	91,563	8,957	912	101,432
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	3,785	443	45	4,273

Six Months Ended June 30, 2008:
Revenues	$275,028	$28,266	$4,347	$307,641
Net Operating Income	197,219	19,968	1,805	218,992
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	9,689	706	(9)	10,386

Six Months Ended June 30, 2007:
Revenues	$253,226	$25,537	$4,122	$282,885
Net Operating Income	184,119	17,707	1,671	203,497
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	6,722	793	105	7,620

As of June 30, 2008:
Investment in Real Estate Joint Ventures and Partnerships	$267,287	$37,605	$4,360	$309,252
Total Assets	3,905,494	348,402	820,548	5,074,444

As of December 31, 2007:
Investment in Real Estate Joint Ventures and Partnerships	$261,293	$35,103	$4,360	$300,756
Total Assets	3,908,105	353,157	732,081	4,993,343

Net operating income reconciles to income from continuing operations as shown on the Condensed Statements of Consolidated Income and Comprehensive Income as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Total Segment Net Operating Income	$110,336	$101,432	$218,992	$203,497
Depreciation and Amortization	(39,538)	(31,506)	(82,396)	(62,718)
General and Administrative	(7,104)	(6,504)	(13,958)	(13,113)
Interest Expense	(38,474)	(35,624)	(73,954)	(71,713)
Interest and Other Income	1,699	3,044	2,748	4,756
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	5,139	4,273	10,386	7,620
Income Allocated to Minority Interests	(2,627)	(3,497)	(4,453)	(4,675)
Gain (Loss) on Sale of Properties	132	(65)	144	2,024
Gain on Land and Merchant Development Sales	6,303	3,285	6,822	3,951
Provision for Income Taxes	(1,543)	(1,012)	(2,290)	(1,003)

Income from Continuing Operations	$34,323	$33,826	$62,041	$68,626

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

We operate a portfolio of rental properties which includes neighborhood and community shopping centers and industrial properties of approximately 73.5 million square feet.  We have a diversified tenant base with our largest tenant comprising only 2.7% of total rental revenues during 2008.

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

At June 30, 2008, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 379 developed income-producing properties and 35 properties under various stages of construction and development.  The total number of centers includes 334 neighborhood and community shopping centers located in 22 states spanning the country from coast to coast.  We also owned 77 industrial projects located in California, Florida, Georgia, Tennessee, Texas and Virginia and three other operating properties located in Arizona and Texas.

We also owned interests in 19 parcels of unimproved land held for future development that totaled approximately 8.7 million square feet.

We had approximately 7,500 leases with 5,400 different tenants at June 30, 2008.

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

In assessing the performance of our properties, management carefully tracks the occupancy of the portfolio.  A weakening economy contributed to a drop in our occupancy from 95.3% at June 30, 2007 to 93.6% at June 30, 2008.  While we will continue to monitor the economy and the effects on our retailers, we believe the significant diversification of our portfolio both geographically and by tenant base will allow us to maintain similar occupancy levels as we move through the year.  Another important indicator of performance is the spread in rental rates on a same-space basis as we complete new leases and renew existing leases.  We completed 608 new leases or renewals during the first six months of 2008 totaling 3.3 million square feet, increasing rental rates an average of 12.3% on a cash basis.

New Development
At June 30, 2008, we had 35 properties in various stages of development including those in our merchant development program.  We have invested $390 million to date on these projects and, at completion, we estimate our total investment to be $622 million.  These properties are slated to open over the next one to five years with a projected return on investment of approximately 8.7% when completed.  Also, two additional properties have been stabilized during the first half of 2008 with an estimated total investment of $55.6 million and a project return on investment of approximately 9.1%.

In addition to these projects, we have a development pipeline with three development sites under contract, which will represent a projected investment of approximately $78.7 million.  Due to current economic factors, obtaining new projects this year may prove challenging as potential retail anchors are delaying their expansion plans due to the softening of the economy.  We will continue to seek opportunities and monitor this market closely.

Merchant development is a program where we acquire or develop a project with the objective of selling all or part of it, instead of retaining it in our portfolio on a long-term basis.  Also, disposition of land parcels are included in this program.  We generated gains of approximately $6.8 million from this program during the first half of 2008.  We expect this number to grow throughout the year.

Acquisitions and Joint Ventures
Acquisitions are a key component of our strategy.  However, the turmoil in the credit markets has significantly reduced transactions in the marketplace and, therefore, created uncertainty with respect to pricing.  Partnering with institutional investors through real estate joint ventures enables us to acquire high quality assets in our target markets while also meeting our financial return objectives.  We benefit from access to lower-cost capital, as well as leveraging our expertise to provide fee-based services, such as asset management and the acquisition, leasing and management of properties, to the joint ventures.

In the first half of 2008, we have acquired one shopping center and invested in a 25%-owned unconsolidated joint venture to acquire a 4,000 square foot pad building located in Florida for a purchase price of approximately $2.7 million.

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

Joint venture fee income for the first half of 2008 was approximately $3.5 million or an increase of $.4 million over the prior year.  This is a direct result of our strategy initiative to develop new real estate joint venture relationships.

Dispositions
During the first half of 2008, we sold six shopping centers and one industrial center for $105.8 million.  Although lenders for prospective acquirers have tightened their underwriting criteria, we expect to continue to dispose of certain properties during the year as opportunities present themselves.  Dispositions are part of an ongoing portfolio management process where we prune our portfolio of properties that do not meet our geographic or growth targets and provide capital to recycle into properties that have barrier-to-entry locations within high growth metropolitan markets.  Over time, we expect this to produce a stronger portfolio with higher occupancy rates and internal revenue growth.

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

Results of Operations
Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007

Revenues
Total revenues were $154.6 million in the second quarter of 2008 versus $142.2 million in the second quarter of 2007, an increase of $12.4 million or 8.7%.  This increase resulted from an increase in rental revenues of $12.1 million and other income of $.3 million.

Property acquisitions and new development activity contributed $9.3 million of the rental income increase with $2.8 million resulting from 320 renewals and new leases, comprising 1.6 million square feet at an average rental rate increase of 12.2%.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	June 30,
	2008	2007

Shopping Centers	94.2%	95.6%
Industrial	91.9%	94.6%
Total Portfolio	93.6%	95.3%

Expenses
Total expenses in the second quarter of 2008 were $90.9 million versus $78.8 million in the second quarter of 2007, an increase of $12.1 million or 15.4%.

The increases in 2008 for depreciation and amortization expense ($8.0 million), operating expenses ($2.2 million), ad valorem taxes ($1.3 million) and general and administrative expenses ($.6 million) were primarily a result of the properties acquired and developed and an increase in depreciation expense as a result of redevelopment activities.  Overall, direct operating costs and expenses (operating and ad valorem taxes) of operating our properties as a percentage of rental revenues were 29.3% both in 2008 and 2007.

Interest Expense
Interest expense totaled $38.5 million in the second quarter of 2008, up $2.9 million or 8.0% from the second quarter of 2007.  The components of interest expense were as follows (in thousands):

	Three Months Ended
	June 30,
	2008	2007

Gross interest expense	$45,111	$44,062
Over-market mortgage adjustment of acquired properties	(1,675)	(1,802)
Capitalized interest	(4,962)	(6,636)

Total	$38,474	$35,624

Gross interest expense totaled $45.1 million in the second quarter of 2008, up $1.0 million or 2.4% from the second quarter of 2007.  The increase in gross interest expense was due primarily by an increase in the weighted average debt outstanding from $2.9 billion in 2007 to $3.1 billion in 2008 at a weighted average interest rate of 5.5% in 2008 and 5.9% for 2007.  Capitalized interest decreased $1.7 million due to a decrease in the annualized average interest capitalization rate of 5.8% in 2008 compared to 8.1% in 2007.

Interest and Other Income
Interest and other income in the second quarter of 2008 was $1.7 million versus $3.0 million in the second quarter of 2007, a decrease of $1.3 million or 43.3%.  This decrease resulted from the fair value decline in the assets held in a grantor trust related to our deferred compensation plan and a reduction in interest earned from a qualified escrow account.  Offsetting this $1.9 million decrease is the interest earned on notes receivable from real estate joint ventures and partnerships for new development activities and other receivables.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
Equity in earnings of real estate joint ventures and partnerships totaled $5.1 million in the second quarter of 2008, up $.8 million or 18.6% from the second quarter of 2007.  This increase was attributable to incremental income from our investments in newly formed joint ventures for the acquisition and development of retail and industrial properties.

Income Allocated to Minority Interests
Income allocated to minority interests was $2.6 million in the second quarter of 2008 versus $3.5 million in the second quarter of 2007, a decrease of $.9 million or 25.7%.  This decrease resulted primarily from our minority partners’ share of gains totaling $2.2 million from the sale of two shopping centers in 2007 that were each held in a 50% consolidated joint venture.  Offsetting this decrease is the earnings associated with a 15%-owned newly formed consolidated joint venture and our minority partners’ share of gains totaling $.7 million from the sale of three land parcels in 2008 that were held in two consolidated joint ventures where our ownership ranged from 50% to 55%.

Gain on Land and Merchant Development Sales
Gain on land and merchant development sales of $6.3 million in the second quarter of 2008 resulted primarily from the sale of 10 land parcels and the realization of deferred gains, totaling $3.7 million that related to the sale of two land parcels in prior periods.  The gain in the second quarter of 2007 resulted primarily from the sale of two vacant industrial buildings.

Results of Operations
Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007

Revenues
Total revenues were $307.6 million in the first six months of 2008 versus $282.9 million in the first six months of 2007, an increase of $24.7 million or 8.7%.  This increase resulted from an increase in rental revenues of $23.8 million and other income of $.9 million.

Property acquisitions and new development activity contributed $20.0 million of the rental income increase with $3.8 million resulting from 608 renewals and new leases, comprising 3.3 million square feet at an average rental rate increase of 12.3%.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	June 30,
	2008	2007

Shopping Centers	94.2%	95.6%
Industrial	91.9%	94.6%
Total Portfolio	93.6%	95.3%

Expenses
Total expenses in the first six months of 2008 were $185.0 million versus $155.2 million in the first six months of 2007, an increase of $29.8 million or 19.2%.

The increases in 2008 for depreciation and amortization expense ($19.7 million), operating expenses ($5.9 million), ad valorem taxes ($3.3 million) and general and administrative expenses ($.9 million) were primarily a result of the properties acquired and developed and an increase in depreciation expense as a result of redevelopment activities.  Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues were 29.4% in 2008 and 28.6% in 2007.

Interest Expense
Interest expense totaled $74.0 million in the first six months of 2008, up $2.2 million or 3.1% from the first six months of 2007.  The components of interest expense were as follows (in thousands):

	Six Months Ended
	June 30,
	2008	2007

Gross interest expense	$87,370	$87,808
Over-market mortgage adjustment of acquired properties	(3,276)	(3,604)
Capitalized interest	(10,140)	(12,491)

Total	$73,954	$71,713

Gross interest expense totaled $87.4 million in the first six months of 2008, down $.4 million from the first six months of 2007.  The decrease in gross interest expense was due primarily to the $2.8 million gain from a rate swap termination, which was offset by an increase in the weighted average debt outstanding at both periods.  Average debt outstanding was increased from $2.9 billion in 2007 to $3.1 billion in 2008 at a weighted average interest rate of 5.5% in 2008 and 5.8% in 2007.  Capitalized interest decreased $2.4 million due to a decrease in the annualized average interest capitalization rate of 5.8% in 2008 compared to 8.1% in 2007.

Interest and Other Income
Interest and other income was $2.7 million in the first six months of 2008 versus $4.8 million in the first six months of 2007, a decrease of $2.1 million or 43.8%.  This decrease resulted from the fair value decline in the assets held in a grantor trust related to our deferred compensation plan and a reduction in interest earned from a qualified escrow account.  Offsetting this $3.6 million decrease is the interest earned on notes receivable from real estate joint ventures and partnerships for new development activities and other receivables.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
Equity in earnings of real estate joint ventures and partnerships totaled $10.4 million in the first six months of 2008, up $2.8 million or 36.8% from the first six months of 2007.  This increase was attributable to incremental income from our investments in newly formed joint ventures for the acquisition and development of retail and industrial properties.

Gain on Sale of Properties
The decrease in gain on sale of properties of $1.9 million resulted primarily from gain deferrals and adjustments in 2007 that did not recur in 2008.

Gain on Land and Merchant Development Sales
Gain on land and merchant development sales of $6.8 million in the first six months of 2008 resulted primarily from the sale of 12 land parcels plus the realization of the deferred gain totaling $2.1 million that related to the sale of a prior year land parcel.  The activity in the first six months of 2007 results from the sale of two land parcels and two vacant industrial buildings.

Provision for Income Taxes
The increase is attributable to an increase of $.6 million and $.7 million associated with the Texas margin tax and our taxable REIT subsidiary, respectively.

Income from Discontinued Operations
Income from discontinued operations was $51.5 million in the first six months of 2008 versus $58.5 million in the first six months of 2007, a decrease of $7.0 million or 12.0%.  This decrease was due primarily to the gain on sale of seven properties in 2008 as compared to the gain on sale for eight properties during the same period of 2007.  Also, the decrease in operating income from discontinued operations results primarily from the disposition of an additional 10 properties in 2007.

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

Primary sources of capital for funding our acquisitions and new development programs are our revolving credit facilities, cash generated from sale of properties and notes receivable from real estate joint ventures and partnerships for new development activities, transactions with venture partners, cash flow generated by our operating properties and proceeds from capital issuances as needed.  Amounts outstanding under the revolving credit agreement are retired as needed with proceeds from the issuance of long-term debt, common and preferred equity, cash generated from disposition of properties and cash flow generated by our operating properties.  As of June 30, 2008, the balance outstanding under our $575 million revolving credit facility was $303.0 million, and $2.7 million was outstanding under our $30 million credit facility, which we use for cash management purposes.

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

Kirby Strip Center, acquired in May 2008, is a 10,000 square foot building located in Houston, Texas.

Industrial Properties.
There were no acquisitions of industrial properties in the first half of 2008.

Dispositions
Retail Properties.
During 2008, we sold six shopping centers that were located in California, Louisiana and Texas.  Sales proceeds from these dispositions totaled $100.2 million and generated gains of $47.1 million.  Also, we classified a shopping center, totaling $.4 million, as held for sale as of June 30, 2008, which is located in Louisiana.

Industrial Properties.
During 2008, we sold one industrial center that was located in Texas.  Sale proceeds from this disposition totaled $5.6 million and generated a gain of $2.4 million.

New Development and Capital Expenditures
At June 30, 2008, we had 35 projects under construction or in preconstruction stages with a total square footage of approximately 9.9 million.  These properties are slated to be completed over the next one to five years.

Merchant Development Properties.
During the first half of 2008, we sold 12 parcels of land located in Arizona, Colorado, Florida, North Carolina and Texas, which generated gains of $6.8 million.  In an unconsolidated real estate joint venture and partnership, a land parcel was sold in Colorado.  Our share of the sales proceeds and the gain generated totaled $.3 million and $.2 million, respectively.

Our new development projects are financed initially under our revolving credit facilities, using available cash generated from dispositions of properties, cash flow generated by our operating properties or proceeds from notes receivable from real estate joint venture and partnerships for new development activities.

Capital expenditures for additions to the existing portfolio, acquisitions, new development and our share of investments in unconsolidated real estate joint ventures totaled $229.0 million and $443.8 million for the first six months of 2008 and 2007, respectively.  We expect to invest $78.6 million in the remainder of 2008, $76.0 million in 2009, $48.8 million in 2010, $19.6 million in 2011 and $6.5 million in 2012 and $3.5 million in 2013 to complete construction of the new development properties.

Financing Activities:

Debt
Total debt outstanding remained stable at $3.2 billion at June 30, 2008 and December 31, 2007.  Total debt at June 30, 2008 included $2.8 billion of which interest rates are fixed and $372.3 million that bears interest at variable rates, after adjusting for the net effect of $50 million of interest rate swaps.  Additionally, debt totaling $1.0 billion was secured by operating properties while the remaining $2.1 billion was unsecured.

We have a $575 million unsecured revolving credit facility held by a syndicate of banks.  This unsecured revolving facility expires in February 2010 and provides a one year extension option available at our request.  Borrowing rates under this facility float at a margin over LIBOR, plus a facility fee.  The borrowing margin and facility fee, which are currently 42.5 and 15.0 basis points, respectively, are priced off a grid that is tied to our senior unsecured credit rating.  This facility includes a competitive bid feature where we are allowed to request bids for borrowings up to $287.5 million from the syndicate banks.  As of July 31, 2008, there was $383.0 million outstanding under this facility. We also maintain a $30 million unsecured and uncommitted overnight facility that is used for cash management purposes, and as of July 31, 2008, $10.4 million was outstanding under this facility.  The available balance under our revolving credit agreement was $171.4 million at July 31, 2008, which is reduced by amounts outstanding for letters of credit and our overnight facility.  We believe we were in full compliance with the covenants of our unsecured revolving credit facilities as of June 30, 2008.

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

At June 30, 2008, we had two interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $50.0 million that convert fixed interest payments at rates of 4.2% to variable interest payments.  We could be exposed to losses in the event of nonperformance by the counter-parties; however, management believes the likelihood of such nonperformance is unlikely.

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

Equity
Common and preferred dividends increased to $105.9 million in the first six months of 2008, compared to $96.1 million for the first six months of 2007.  The quarterly dividend rate for our common shares of beneficial interest increased to $.525 in 2008 compared to $.495 for the same period of 2007.  Our dividend payout ratio on common equity for the six months ended June 30, 2008 and 2007 approximated 66.5% and 64.9%, respectively, based on basic funds from operations for the respective periods.

We issued $150 million and $200 million of depositary shares on June 6, 2008 and January 30, 2007, respectively.  Each depositary share represents one-hundredth of a Series F Cumulative Redeemable Preferred Share.  The depositary shares are redeemable, in whole or in part, on or after January 30, 2012 at our option, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon.  The depositary shares are not convertible or exchangeable for any of our other property or securities.  The Series F Preferred Shares pay a 6.5% annual dividend and have a liquidation value of $2,500 per share.  Series F Preferred Shares issued in June 2008 were issued at a discount, resulting in an effective rate of 8.25%.  Net proceeds of $118.1 million and $194.0 million in June 2008 and January 2007, respectively, were used to repay amounts outstanding under our revolving credit facilities and for general business purposes.  Subsequent to the 2008 issuance, our revolving credit facilities were used to finance the partial redemption of the Series G Cumulative Redeemable Preferred Shares as described below.

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

On June 20, 2008, we redeemed $120 million of the Series G Cumulative Redeemable Preferred Shares.  Upon the redemption of these shares, the related original issuance costs of $1.0 million were reported as a deduction in arriving at net income available to common shareholders.

Subsequent to June 30, 2008, the remaining Series G Cumulative Redeemable Preferred Shares totaling $80 million were redeemed.  This redemption was financed under our revolving credit facilities, and the related original issuance costs of $.9 million will be a reduction to net income available to common shareholders.

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

During 2007, we repurchased 2.8 million common shares of beneficial interest at an average share price of $37.12 and cancelled 1.4 million common shares of beneficial interest in both 2008 and 2007.  As of June 30, 2008, the remaining value of common shares of beneficial interest available to be repurchased is $196.7 million.

In September 2004, the SEC declared effective two additional shelf registration statements totaling $1.55 billion, of which $1.2 billion was available as of July 31, 2008.  In addition, we have $85.4 million available as of July 31, 2008 under our $1 billion shelf registration statement, which became effective in April 2003.  These shelf registrations will expire at December 31, 2008.  We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

Contractual Obligations

The following table summarizes our primary contractual obligations as of June 30, 2008 (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Mortgages and Notes Payable:(1)
Unsecured Debt	$130,181	$124,469	$455,942	$295,349	$265,216	$1,680,935	$2,952,092
Secured Debt	54,461	140,735	123,755	150,523	176,818	712,737	1,359,029

Ground Lease Payments	1,472	3,114	3,073	3,000	2,858	114,489	128,006

Obligations to Develop Projects	78,577	75,992	48,818	19,608	6,504	3,549	233,048

Total Contractual Obligations	$264,691	$344,310	$631,588	$468,480	$451,396	$2,511,710	$4,672,175
____________________
(1)           Includes principal and interest with interest on variable-rate debt calculated using rates at June 30, 2008 excluding the effect of interest rate swaps.

Off Balance Sheet Arrangements

As of June 30, 2008 and December 31, 2007, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources.  Letters of credit totaling $10.2 million and $9.2 million were outstanding under the revolving credit facility at June 30, 2008 and December 31, 2007, respectively.

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

Funds from operations is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income available to common shareholders	$66,999	$70,002	$95,775	$116,659
Depreciation and amortization	37,951	31,902	80,253	63,881
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	3,021	2,536	5,561	4,593
Gain on sale of properties	(41,231)	(38,253)	(48,967)	(53,198)
Gain on sale of properties of unconsolidated real estate joint ventures and partnerships			(14)
Funds from operations	66,740	66,187	132,608	131,935
Funds from operations attributable to operating partnership units	1,147	1,103	2,299	2,209

Funds from operations assuming conversion of OP units	$67,887	$67,290	$134,907	$134,144

Weighted average shares outstanding - basic	83,742	86,274	83,710	86,140
Effect of dilutive securities:
Share options and awards	663	1,011	577	1,063
Operating partnership units	2,361	2,450	2,381	2,565

Weighted average shares outstanding - diluted	86,766	89,735	86,668	89,768

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

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for us on January 1, 2009.  We are currently evaluating the impact SFAS 161 will have to the disclosures included in our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3 (“FSP FAS 142-3”), “Determination of the Useful Life of Intangible Assets.”  FSP FAS 142-3 amends the factors that should be considered in developing renewal and extension assumptions used to determine the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of assets considered in a business combination.  FSP FAS 142-3 is effective for us on January 1, 2009.  We are currently evaluating the impact FSP FAS 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 will require that the initial debt proceeds from the sale of our convertible and exchangeable senior debentures be allocated between a liability component and an equity component in a manner that will reflect our effective nonconvertible borrowing rate.  The resulting debt discount would be amortized using the effective interest method over the period the debt is expected to be outstanding as additional interest expense.  FSP APB 14-1 is effective for us on January 1, 2009 and requires retroactive application.  Upon the adoption of FSP APB 14-1, we estimate the unamortized debt discount (as of June 30, 2008) to be approximately $28.9 million to be included as a reduction of debt and approximately $43.5 million as accumulated additional paid-in capital on our consolidated balance sheet.  We estimate incremental interest expense to be approximately $4.1 million for the first six months of 2008 and $7.9 million and $3.2 million for the years ended December 31, 2007 and 2006, respectively.

ITEM 3.          Quantitative and Qualitative Disclosures About Market Risk

We use fixed and floating-rate debt to finance our capital requirements.  These transactions expose us to market risk related to changes in interest rates.  Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions.  These swap agreements expose us to credit risk in the event of nonperformance by the counter-parties to the swaps.  We do not engage in the trading of derivative financial instruments in the normal course of business.  At June 30, 2008, we had fixed-rate debt of $2.8 billion and variable-rate debt of $372.3 million, after adjusting for the net effect of $50 million notional amount of interest rate swaps.  At December 31, 2007, we had fixed-rate debt of $2.8 billion and variable-rate debt of $321.7 million, after adjusting for the net effect of $50 million notional amount of interest rate swaps.

ITEM 4.          Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2008.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008.

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.          Defaults Upon Senior Securities

None.

ITEM 4.          Submission of Matters to a Vote of Shareholders

Our annual meeting of shareholders was held on May 7, 2008.  At that meeting:

(1)	The shareholders elected each of the nine nominees to the Board of Trust Managers for a one-year term:

TRUST MANAGER	FOR	WITHHELD

Stanford Alexander	74,100,793	949,382
Andrew M. Alexander	74,178,316	871,859
James W. Crownover	74,175,959	874,216
Robert J. Cruikshank	74,156,724	893,451
Melvin A. Dow	69,825,811	5,224,364
Stephen A. Lasher	74,075,306	974,870
Douglas W. Schnitzer	74,135,930	914,245
C. Park Shaper	74,215,746	834,429
Marc J. Shapiro	73,947,617	1,102,558

TOTAL	662,812,202	12,639,374

(2)	The shareholders ratified the appointment of Deloitte & Touche LLP as our independent accountants:

FOR	74,466,322
AGAINST	416,463
ABSTAIN	167,388

TOTAL	75,050,173

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

DATE:      August 8, 2008

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