Form 10-Q
period 2008-09-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2008-11-07
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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

As of October 31, 2008, there were 87,063,386 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

WEINGARTEN REALTY INVESTORS
CONDENSED STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Rentals	$154,440	$148,387	$455,536	$425,736
Other	4,307	4,542	10,456	9,716
Total	158,747	152,929	465,992	435,452

Expenses
Depreciation and amortization	36,606	33,115	118,957	95,787
Operating	26,999	27,528	80,054	74,683
Ad valorem taxes	20,517	19,528	56,028	51,669
General and administrative	5,816	6,537	19,774	19,650
Total	89,938	86,708	274,813	241,789

Operating Income	68,809	66,221	191,179	193,663
Interest Expense	(38,884)	(38,470)	(112,838)	(110,183)
Interest and Other Income	1,172	2,082	3,920	6,838
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	5,151	4,893	15,537	12,513
Income Allocated to Minority Interests	(2,515)	(3,003)	(6,968)	(7,678)
Gain (Loss) on Sale of Properties	(43)	986	101	3,010
Gain on Land and Merchant Development Sales	1,418	4,199	8,240	8,150
Provision for Income Taxes	(701)	(930)	(2,991)	(1,933)
Income from Continuing Operations	34,407	35,978	96,180	104,380
Operating Income from Discontinued Operations	100	2,001	2,357	7,361
Gain on Sale of Properties from Discontinued Operations	4,520	6,284	53,983	59,684
Income from Discontinued Operations	4,620	8,285	56,340	67,045
Net Income	39,027	44,263	152,520	171,425
Dividends on Preferred Shares	(9,114)	(5,982)	(25,842)	(16,485)
Redemption Costs of Preferred Shares	(860)		(1,850)
Net Income Available to Common Shareholders	$29,053	$38,281	$124,828	$154,940
Net Income Per Common Share - Basic:
Income from Continuing Operations	$0.29	$0.35	$0.82	$1.02
Income from Discontinued Operations	0.06	0.10	0.67	0.78
Net Income	$0.35	$0.45	$1.49	$1.80
Net Income Per Common Share - Diluted:
Income from Continuing Operations	$0.29	$0.34	$0.81	$1.02
Income from Discontinued Operations	0.05	0.10	0.67	0.75
Net Income	$0.34	$0.44	$1.48	$1.77

Net Income	$39,027	$44,263	$152,520	$171,425
Other Comprehensive Income (Loss):
Unrealized gain (loss) on derivatives		(4,243)		254
Realized loss on derivatives, net			(7,204)
Amortization of loss on derivatives	605	219	1,469	658
Other Comprehensive Income (Loss)	605	(4,024)	(5,735)	912
Comprehensive Income	$39,632	$40,239	$146,785	$172,337

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30,	December 31,
	2008	2007
ASSETS
Property	$5,065,750	$4,972,344
Accumulated Depreciation	(818,070)	(774,321)
Property, net	4,247,680	4,198,023
Investment in Real Estate Joint Ventures and Partnerships	308,516	300,756
Total	4,556,196	4,498,779
Notes Receivable from Real Estate Joint Ventures and Partnerships	166,161	81,818
Unamortized Debt and Lease Costs	119,577	114,969
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $9,639 in 2008 and $8,721 in 2007)	91,485	94,607
Cash and Cash Equivalents	53,224	65,777
Restricted Deposits and Mortgage Escrows	18,010	38,884
Other	116,004	98,509
Total	$5,120,657	$4,993,343

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt	$3,318,327	$3,165,059
Accounts Payable and Accrued Expenses	165,250	155,137
Other	88,822	104,439
Total	3,572,399	3,424,635
Minority Interest	158,530	96,885

Commitments and Contingencies

Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2008 and 2007; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2008 and 2007; liquidation preference $72,500	1	1
6.5% Series F cumulative redeemable preferred shares of beneficial interest, 140 shares issued; 140 and 80 shares outstanding in 2008 and 2007; liquidation preference $350,000 in 2008 and $200,000 in 2007	4	2
Variable-rate Series G cumulative redeemable preferred shares of beneficial interest, 80 shares issued; none in 2008 and 80 shares outstanding in 2007; liquidation preference $200,000 in 2007		2
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 150,000; shares issued and outstanding: 84,044 in 2008 and 85,146 in 2007	2,533	2,565
Treasury Shares of Beneficial Interest - par value, $.03 per share; none in 2008 and 1,370 shares outstanding in 2007		(41)
Accumulated Additional Paid-In Capital	1,373,097	1,442,027
Net Income in Excess of Accumulated Dividends	35,300	42,739
Accumulated Other Comprehensive Loss	(21,210)	(15,475)
Shareholders' Equity	1,389,728	1,471,823
Total	$5,120,657	$4,993,343

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash Flows from Operating Activities:
Net Income	$152,520	$171,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	120,133	100,703
Equity in earnings of real estate joint ventures and partnerships, net	(15,537)	(12,513)
Income allocated to minority interests	6,968	7,678
Gain on land and merchant development sales	(8,240)	(8,150)
Gain on sale of properties	(54,084)	(62,694)
Distributions of income from unconsolidated real estate joint ventures and partnerships	2,419	2,160
Changes in accrued rent and accounts receivable	(4,829)	(5,336)
Changes in other assets	(17,651)	(24,701)
Changes in accounts payable and accrued expenses	(28,385)	(22,199)
Other, net	4,209	590
Net cash provided by operating activities	157,523	146,963

Cash Flows from Investing Activities:
Investment in property	(229,807)	(634,443)
Proceeds from sale and disposition of properties, net	190,388	251,417
Change in restricted deposits and mortgage escrows	21,049	66,086
Notes receivable from real estate joint ventures and partnerships and other receivables:
Advances	(109,610)	(118,163)
Collections	25,161	74,569
Real estate joint ventures and partnerships:
Investments	(4,036)	(72,981)
Distributions of capital	16,298	15,976
Net cash used in investing activities	(90,557)	(417,539)

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	386,660	150,092
Common shares of beneficial interest	2,786	2,853
Preferred shares of beneficial interest, net	118,013	387,678
Purchase of marketable securities in connection with the legal defeasance of mortgage notes payable		(21,509)
Repurchase of preferred shares of beneficial interest, net	(195,824)
Repurchase of common shares of beneficial interest, net		(53,359)
Principal payments of debt	(229,370)	(62,384)
Common and preferred dividends paid	(159,649)	(144,160)
Debt issuance costs paid	(958)	(839)
Other, net	(1,177)	1,016
Net cash (used in) provided by financing activities	(79,519)	259,388

Net decrease in cash and cash equivalents	(12,553)	(11,188)
Cash and cash equivalents at January 1	65,777	71,003
Cash and cash equivalents at September 30	$53,224	$59,815

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

We operate a portfolio of properties that include neighborhood and community shopping centers and industrial properties of approximately 73.5 million square feet.  We have a diversified tenant base with our largest tenant comprising only 2.8% of total rental revenues during 2008.

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

Real Estate Joint Ventures and Partnerships
To determine the method of accounting for partially owned real estate joint ventures and partnerships, we first apply the guidelines set forth in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities.”  In March 2008, we contributed 18 neighborhood/community shopping centers located in Texas with an aggregate value of approximately $227.5 million, and aggregating more than 2.1 million square feet, to a joint venture.  We sold an 85% interest in this joint venture to AEW Capital Management on behalf of one of its institutional clients and received proceeds of approximately $216.1 million.  Financing totaling $154.3 million was placed on the properties and guaranteed by us.  This venture is a variable interest entity and due to our guarantee of the debt, we have consolidated this joint venture.  Our maximum exposure to loss associated with this joint venture is primarily limited to our guarantee of the debt, which was approximately $154.3 million at September 30, 2008.

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

Our investments in partially owned real estate joint ventures and partnerships are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable.  The ultimate realization of our investments in partially owned real estate joint ventures and partnerships is dependent on a number of factors, including the performance of each investment and market conditions.  We will record an impairment charge if we determine that a decline in the value of an investment is other than temporary.  No impairment was recorded for both the quarter and the nine months ended September 30, 2008 or 2007.  However, due to the current credit and real estate market conditions, there is no certainty that an impairment would not occur in the future.

Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted cash that is held in a qualified escrow account for the purposes of completing like-kind exchange transactions.  At September 30, 2008 and December 31, 2007, we had $1.0 million and $21.3 million held for like-kind exchange transactions, respectively, and $17.0 million and $17.6 million held in escrow related to our mortgages, respectively.

Per Share Data
Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding.  Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator:
Net income available to common shareholders	$29,053	$38,281	$124,828	$154,940
Income attributable to operating partnership units				3,311

Net income available to common shareholders - diluted	$29,053	$38,281	$124,828	$158,251

Denominator:
Weighted average shares outstanding - basic	83,795	85,470	83,739	85,914
Effect of dilutive securities:
Share options and awards	521	994	549	1,193
Operating partnership units				2,303

Weighted average shares outstanding - diluted	84,316	86,464	84,288	89,410

Options to purchase 2.0 million and .5 million common shares of beneficial interest for the three months ended September 30, 2008 and 2007, respectively, were not included in the calculation of net income per common share - diluted because the exercise prices were greater than the average market price of our common shares of beneficial interest for the period.  Options to purchase 1.2 million and .5 million common shares of beneficial interest for the nine months ended September 30, 2008 and 2007, respectively, were not included in the calculation of net income per common share - diluted because the exercise prices were greater than the average market price of our common shares of beneficial interest for the period.  For the three months ended September 30, 2008 and 2007, 2.4 million and 2.2 million, respectively, of operating partnership units were not included in the calculation of net income per common share – diluted because these units had an anti-dilutive effect.  For the nine months ended September 30, 2008, 2.4 million of operating partnership units was not included in the calculation of net income per common share – diluted because these units had an anti-dilutive effect.

As of October 7, 2008, we sold 3.0 million common shares of beneficial interest at an average share price of $34.20.  Had this transaction occurred on January 1, 2008, earnings per common share – basic and earnings per common share – diluted for the three months ended September 30, 2008 would have both decreased by $.02 and $.01, respectively, and earnings per common share – basic and earnings per common share – diluted for the nine months ended September 30, 2008 would have both decreased by $.05.

Cash Flow Information
All highly liquid investments with original maturities of three months or less are considered cash equivalents.  We issued common shares of beneficial interest valued at $.4 million and $12.9 million for the nine months ended September 30, 2008 and 2007, respectively, in exchange for interests in real estate joint ventures and partnerships, which had been formed to acquire properties.  We also accrued $23.4 million and $11.3 million as of September 30, 2008 and 2007, respectively, associated with the construction of property.  Cash payments for interest on debt, net of amounts capitalized, of $137.6 million and $138.0 million were made during the nine months ended September 30, 2008 and 2007, respectively.  Cash payments of $4.9 million and $.05 million for income taxes were made during the nine months ended September 30, 2008 and 2007, respectively.

In association with property acquisitions and investments in unconsolidated real estate joint ventures, items assumed were as follows (in thousands):

	Nine Months Ended
	September 30,
	2008	2007

Debt	$-	$63,957
Obligations under Capital Leases	-	12,888
Minority Interest	634	27,932
Net Assets and Liabilities	8,450	13,175

In connection with the sale of improved properties, we received notes receivable totaling $3.6 million during the nine months ended September 30, 2008.  Net assets and liabilities were reduced by $59.8 million during the nine months ended September 30, 2007 from the reorganization of three joint ventures, two of which were previously consolidated, to tenancy-in-common arrangements where we have a 50% interest.  This net reduction from the reorganization of three joint ventures was offset by the assumption of debt totaling $33.2 million.  In conjunction with the disposition of properties completed for the nine months ended September 30, 2007, we defeased two mortgage loans totaling $21.2 million and transferred marketable securities totaling $21.5 million in connection with the legal defeasance of these two loans.

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

We adopted SFAS 157 in the first quarter of 2008 regarding our financial assets and liabilities currently recorded or disclosed at fair value.  The FASB has issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” which defers the provisions of SFAS 157 relating to nonfinancial assets and liabilities, and delays implementation by us until January 1, 2009.  SFAS 157 has not and is not expected to materially affect how we determine fair value, but it has resulted in certain additional disclosures (see Note 15).

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” to clarify the provisions of SFAS 157 relating to valuing a financial asset when the market for that asset is not active.  This FSP was effective upon issuance and has not had a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R.”  This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  These changes will be reported in comprehensive income.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position (the “Measurement Provision”) is effective for us on December 31, 2008.  We have assessed the potential impact of the Measurement Provision of SFAS 158 and concluded that its adoption will not have a material effect on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.”  SFAS 141R expands the original guidance’s definition of a business.  It broadens the fair value measurement and recognition to all assets acquired, liabilities assumed and interests transferred as a result of business combinations.  SFAS 141R requires expanded disclosures to improve the ability to evaluate the nature and financial effects of business combinations.  SFAS 141R is effective for us for business combinations made on or after January 1, 2009.  While we have not formally quantified the effect, we expect the adoption of SFAS 141R to have a material effect on our accounting for future acquisition of properties.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.”  SFAS 160 requires that a noncontrolling interest in an unconsolidated entity be reported as equity and any losses in excess of an unconsolidated entity’s equity interest be recorded to the noncontrolling interest.  The statement requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS 160 is effective for us on January 1, 2009 and many provisions will be applied retrospectively.  We are currently evaluating the impact SFAS 160 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for us as amended by FASB Staff Position No. FAS 133-1 and FIN 45-4 (see below) on December 31, 2008.  We are currently evaluating the impact SFAS 161 will have to the disclosures included in our consolidated financial statements.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 will require that the initial debt proceeds from the sale of our convertible and exchangeable senior debentures be allocated between a liability component and an equity component in a manner that will reflect our effective nonconvertible borrowing rate.  The resulting debt discount would be amortized using the effective interest method over the period the debt is expected to be outstanding as additional interest expense.  FSP APB 14-1 is effective for us on January 1, 2009 and requires retroactive application.  Upon the adoption of FSP APB 14-1, we estimate the unamortized debt discount (as of September 30, 2008) to be approximately $25.2 million to be included as a reduction of debt and approximately $43.5 million as accumulated additional paid-in capital on our consolidated balance sheet.  We estimate incremental interest expense to be approximately $7.7 million for the first nine months of 2008 and $7.9 million and $3.2 million for the years ended December 31, 2007 and 2006, respectively.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in presenting financial statements in conformity with generally accepted accounting principles in the United States.  SFAS 162 is effective for us on November 15, 2008.  We believe that the adoption of this standard on its effective date will not have a material effect on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1(“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  FSP EITF 03-6-1 considers unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities.  These participating securities shall be included in the computation of earnings per share pursuant to the two-class method under FASB Statement No. 128.  FSP EITF 03-6-1 is effective for us on January 1, 2009.  All prior-period earnings per share data presented shall be adjusted retrospectively.  We are currently evaluating the impact FSP EITF 03-6-1 will have on our consolidated financial statements.

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4 (“FSP FAS 133-1”), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  FSP FAS 133-1 requires disclosures by sellers of credit derivatives; additional disclosures on current status of payment/performance risk of guarantees and clarified the effective date of SFAS 161.  FSP FAS 133-1 is effective for us on December 31, 2008.  We are currently evaluating the impact FSP FAS 133-1 will have on our consolidated financial statements.

Note 3.          Derivatives and Hedging

We occasionally hedge the future cash flows of our debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions.  At September 30, 2008, we had two interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $50.0 million that convert fixed interest payments at rates of 4.2% to variable interest payments.  We have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in market interest rates.

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

Changes in the fair value of fair value hedges, as well as changes in the fair value of the hedged item attributable to the hedge risk, are recorded in earnings each reporting period.  For the three and nine months ended September 30, 2008 and 2007, these changes in fair value were offset through earnings.  The derivative instruments at September 30, 2008 were reported at their fair values in other assets, net of accrued interest, of $.2 million, and we had no derivative instruments reported in other liabilities.  At December 31, 2007, derivative instruments were reported at their fair values in other liabilities, net of accrued interest, of $5.8 million, and we had no derivative instruments reported in other assets.

As of September 30, 2008 and December 31, 2007, the balance in accumulated other comprehensive loss relating to derivatives was $17.5 million and $11.8 million, respectively.  Amounts amortized to interest expense were $.6 million and $.2 million during the three months ended September 30, 2008 and 2007, respectively, and $1.5 million and $.4 million during the nine months ended September 30, 2008 and 2007, respectively.  Within the next 12 months, approximately $2.0 million of the balance in accumulated other comprehensive loss is expected to be amortized to interest expense.

For the three and nine months ended September 30, 2008, the interest rate swaps decreased interest expense and increased net income by $.1 million and $.5 million, respectively, and decreased the average interest rate of our debt by ..02% for both periods.  The interest rate swaps increased interest expense and decreased net income by $.2 million and $.5 million for the three and nine months ended September 30, 2007, respectively, and increased the average interest rate of our debt by .02% for both periods.  We could be exposed to losses in the event of nonperformance by the counter-parties; however, management believes the likelihood of such nonperformance is unlikely.

Note 4.          Debt

Our debt consists of the following (in thousands):

	September 30,	December 31,
	2008	2007

Debt payable to 2030 at 4.5% to 8.8%	$2,801,902	$2,876,445
Unsecured notes payable under revolving credit agreements	483,000	255,000
Obligations under capital leases	29,725	29,725
Industrial revenue bonds payable to 2015 at 3.8% to 7.6%	3,700	3,889

Total	$3,318,327	$3,165,059

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):
	September 30,	December 31,
	2008	2007

As to interest rate (including the effects of interest rate swaps):
Fixed-rate debt	$2,768,894	$2,843,320
Variable-rate debt	549,433	321,739

Total	$3,318,327	$3,165,059

As to collateralization:
Unsecured debt	$2,284,724	$2,095,506
Secured debt	1,033,603	1,069,553

Total	$3,318,327	$3,165,059

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

At September 30, 2008 and December 31, 2007, the balance outstanding under the revolving credit facility was $483.0 million at a variable interest rate of 4.3% and $255.0 million at a variable interest rate of 5.4%, respectively.  We also have an agreement for a $30 million unsecured and uncommitted overnight facility with a bank that we use for cash management purposes, of which no amounts were outstanding at September 30, 2008 and December 31, 2007.  Letters of credit totaling $10.2 million and $9.2 million were outstanding under the revolving credit facility at September 30, 2008 and December 31, 2007, respectively.  The available balance under our revolving credit agreement was $81.8 million and $310.8 million at September 30, 2008 and December 31, 2007, respectively.  During the nine months ended September 30, 2008, the maximum balance and weighted average balance outstanding under both facilities combined were $503.0 million and $344.0 million, respectively, at a weighted average interest rate of 3.6%.  During 2007, the maximum balance and weighted average balance outstanding under both facilities combined were $312.4 million and $96.7 million, respectively, at a weighted average interest rate of 6.1%.

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

Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt.  At September 30, 2008 and December 31, 2007, the carrying value of such property aggregated $1.7 billion and $1.9 billion, respectively.

Scheduled principal payments on our debt (excluding $483.0 million due under our revolving credit agreements, $21.0 million of certain capital leases, $.2 million fair value of interest rate swaps and $25.2 million of non-cash debt-related items) are due during the following years (in thousands):

2008	$24,487
2009	113,420
2010	128,651
2011	316,785
2012	335,198
2013	334,851
2014	374,863
2015	249,780
2016	147,123
2017	29,391
Thereafter	734,444
Total	$2,788,993

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels.  We believe we were in compliance with all restrictive covenants as of September 30, 2008.

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

Note 5.          Preferred Shares

In June and July of 2008, we redeemed $120 million and $80 million of depositary shares, respectively, retiring all of the Series G Cumulative Redeemable Preferred Shares.  Each depositary share represented one-hundredth of a Series G Cumulative Redeemable Preferred Share.  These depositary shares were redeemed, at our option, at a redemption price of $25 multiplied by a graded rate per depositary share based on the date of redemption plus any accrued and unpaid dividends thereon. Upon the redemption of these shares, the related original issuance costs of $1.9 million were reported as a deduction in arriving at net income available to common shareholders.  In September 2007, these depositary shares were issued through a private placement, and net proceeds of $193.6 million were used to repay amounts outstanding under our credit facilities.  The Series G Preferred Shares paid a variable-rate quarterly dividend through July 2008 and had a liquidation preference of $2,500 per share.  The variable-rate dividend was calculated on the period’s three-month LIBOR rate plus a percentage determined by the number of days outstanding.  At December 31, 2007, the variable-rate dividend was 5.9%.

We issued $150 million and $200 million of depositary shares on June 6, 2008 and January 30, 2007, respectively.  Each depositary share represents one-hundredth of a Series F Cumulative Redeemable Preferred Share.  The depositary shares are redeemable, in whole or in part, on or after January 30, 2012 at our option, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon.  The depositary shares are not convertible or exchangeable for any of our other property or securities.  The Series F Preferred Shares pay a 6.5% annual dividend and have a liquidation value of $2,500 per share.  Series F Preferred Shares issued in June 2008 were issued at a discount, resulting in an effective rate of 8.25%.  Net proceeds of $118.1 million and $194.0 million in June 2008 and January 2007, respectively, were used to repay amounts outstanding under our revolving credit facilities and for general business purposes.  Subsequent to the 2008 issuance, our revolving credit facilities were used to finance the partial redemption of the Series G Cumulative Redeemable Preferred Shares as described above.

In July 2004, we issued $72.5 million of depositary shares with each share representing one-hundredth of a Series E Cumulative Redeemable Preferred Share.  The depositary shares are redeemable at our option on or after July 8, 2009, in whole or in part, for cash at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon.  The depositary shares are not convertible or exchangeable for any of our other property or securities.  The Series E preferred shares pay a 6.95% annual dividend and have a liquidation value of $2,500 per share.

In April 2003, $75 million of depositary shares were issued with each share representing one-thirtieth of a Series D Cumulative Redeemable Preferred Share.  The depositary shares are currently redeemable at our option, in whole or in part, for cash at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon.  The depositary shares are not convertible or exchangeable for any of our property or securities.  The Series D preferred shares pay a 6.75% annual dividend and have a liquidation value of $750 per share.

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

During 2007, we repurchased 2.8 million common shares of beneficial interest at an average share price of $37.12 and cancelled 1.4 million common shares of beneficial interest in both 2008 and 2007.  As of September 30, 2008, the remaining value of common shares of beneficial interest available to be repurchased is $196.7 million.

Subsequent to September 30, 2008, we sold 3.0 million common shares of beneficial interest at $34.20 per share.  Net proceeds from this offering were $98.2 million and were used to repay indebtedness outstanding under our revolving credit facilities and for other general corporate purposes.

Note 7.          Treasury Shares of Beneficial Interest

At December 31, 2007, a total of 1.4 million common shares of beneficial interest were repurchased by us at an average share price of $36.47.  These shares were subsequently retired on January 11, 2008.

Note 8.          Property

Our property consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007

Land	$975,927	$974,145
Land held for development	111,905	62,033
Land under development	169,217	223,827
Buildings and improvements	3,547,558	3,533,037
Construction in-progress	261,143	179,302

Total	$5,065,750	$4,972,344

The following carrying charges were capitalized (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest	$5,236	$6,665	$15,376	$19,156
Ad valorem taxes	627	638	2,032	1,578

Total	$5,863	$7,303	$17,408	$20,734

During the nine months ended September 30, 2008, we invested $139.4 million in new development projects.  During 2008, we commenced three new development projects, of which two are located in Texas and one in Florida.  Of these, one property is held in a 70%-owned consolidated real estate joint venture.  We also disposed of eight shopping centers, one industrial property and 21 land parcels.

Note 9.          Discontinued Operations

During the first nine months of 2008, one industrial center located in Texas and eight shopping centers, five of which were located in Texas, one in California and two in Louisiana, were sold.  During 2007, we sold one industrial center located in Texas and 17 shopping centers, nine of which were located in Texas, three in Louisiana, two each in Colorado and Illinois, and one in Georgia.  The operating results of these properties have been reclassified and reported as discontinued operations in the Condensed Statements of Consolidated Income and Comprehensive Income in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," as well as any gains on the respective dispositions for all periods presented.  Revenues recorded in operating income from discontinued operations for the three months ended September 30, 2008 and 2007, totaled $.2 million and $4.9 million, respectively, and $5.3 million and $19.5 million for the nine months ended September 30, 2008 and 2007, respectively.  Included in the Condensed Consolidated Balance Sheet at December 31, 2007 were $88.3 million of property and $35.4 million of accumulated depreciation related to the property sold during the nine months ended September 30, 2008.

The discontinued operations reported for the first nine months of 2008 had no debt that was required to be repaid upon their disposition.

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

Note 10.        Notes Receivable from Real Estate Joint Ventures and Partnerships

We have ownership interests in a number of real estate joint ventures and partnerships.  Notes receivable from these entities bear interest ranging from 4.0% to 10.0% at September 30, 2008 and 5.7% to 10.0% at December 31, 2007.  These notes are due at various dates through 2028 and are generally secured by real estate assets.  Interest income recognized on these notes was $1.2 million and $.8 million for the three months ended September 30, 2008 and 2007, respectively, and $2.9 million and $1.6 million for the nine months ended September 30, 2008 and 2007, respectively.

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

	September 30,	December 31,
	2008	2007

Combined Condensed Balance Sheets

Property	$1,786,708	$1,660,915
Accumulated depreciation	(96,985)	(71,998)
Property – net	1,689,723	1,588,917

Other assets	227,817	238,166

Total	$1,917,540	$1,827,083

Debt (primarily mortgage payables)	$397,129	$378,206
Amounts payable to Weingarten Realty Investors	170,704	87,191
Other liabilities	130,533	138,150
Accumulated equity	1,219,174	1,223,536

Total	$1,917,540	$1,827,083

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Combined Condensed Statements of Income

Revenues	$39,021	$39,561	$117,344	$106,047

Expenses:
Depreciation and amortization	10,868	9,760	30,099	25,296
Interest	5,491	7,014	14,808	17,500
Operating	6,218	5,786	19,146	15,574
Ad valorem taxes	4,480	3,955	13,834	12,288
General and administrative	809	276	1,786	621

Total	27,866	26,791	79,673	71,279

Gain on land and merchant development sales	443		933
Gain (loss) on sale of properties	(3)	(5)	35	(5)

Net income	$11,595	$12,765	$38,639	$34,763

Our investment in real estate joint ventures and partnerships, as reported on our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differentials, which arose upon the transfer of assets to the joint ventures.  The basis differentials, which totaled $14.9 million and $15.8 million at September 30, 2008 and December 31, 2007, respectively, are generally amortized over the useful lives of the related assets.

Fees earned by us for the management of these real estate joint ventures and partnerships totaled, in millions, $1.4 for both the three months ended September 30, 2008 and 2007, respectively, and $4.4 and $3.5 for the nine months ended September 30, 2008 and 2007, respectively.

During the first nine months of 2008, a 25%-owned unconsolidated real estate joint venture acquired a 4,000 square foot building located in Port Charlotte, Florida.  A 50%-owned unconsolidated real estate joint venture was formed for the purposes of developing an industrial building in Houston, Texas, while a 32%-owned unconsolidated real estate joint venture commenced construction of a retail property in Salt Lake City, Utah.

In July 2008, a 47.75%-owned unconsolidated real estate joint venture (“WMB”) acquired an 83.34% interest (“WMMDHB”) in a 919,000 square foot new development to be constructed in Aurora, Colorado.  WMB guaranteed debt issued to WMMDHB resulting in WMMDHB being classified as a variable interest entity of WMB.  WMB’s maximum exposure to loss is primarily limited to the guarantee of the debt, which was approximately $15.6 million at September 30, 2008.

In August 2008, we executed a real estate limited partnership with a foreign institutional investor to purchase up to $250 million of retail properties in various states, of which our capital commitment is $17.6 million that will be funded as properties are acquired, but no later than June 30, 2011.  Our ownership in this unconsolidated real estate limited partnership is 20.1%.  As of September 30, 2008, no properties have been purchased.

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

Our taxable REIT subsidiary is subject to federal, state and local income taxes.  During the three months ended September 30, 2008 and 2007, we have recorded a federal income tax provision of $.02 million and $.3 million, respectively.  For the nine months ended September 30, 2008 and 2007, we have recorded a federal income tax provision of $.8 million and $.5 million, respectively.  Our deferred tax assets at September 30, 2008 and December 31, 2007 were $.5 million and $1.1 million, respectively, with the deferred tax liabilities totaling $1.3 million and $1.4 million, respectively.  Also, an accrued tax payable of $.6 million and $2.3 million has been recorded at September 30, 2008 and December 31, 2007, respectively, in association with this tax.

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

In May 2006, the State of Texas enacted a new business tax (the “Revised Texas Franchise Tax”) that replaced its existing franchise tax.  In general, legal entities that do business in Texas are subject to the Revised Texas Franchise Tax.  Most REITs are subject to the Revised Texas Franchise Tax, whereas they were previously exempt.  The Revised Texas Franchise Tax became effective for franchise tax reports due on or after January 1, 2008 and is based on revenues earned during the 2007 fiscal year.

Because the Revised Texas Franchise Tax is determined by applying a tax rate to a base that considers both revenues and expenses, it is considered an income tax and is accounted for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.”

During the three months ended September 30, 2008 and 2007, we recorded a provision for the Revised Texas Franchise Tax of $.7 million and $.6 million, respectively.  For the nine months ended September 30, 2008 and 2007, we have recorded a provision for the Revised Texas Franchise Tax of $2.2 million and $1.5 million, respectively.  The deferred tax assets associated with this tax each totaled $.1 million as of September 30, 2008 and December 31, 2007, and the deferred tax liability associated with this tax totaled $.2 million and $.1 million as of September 30, 2008 and December 31, 2007, respectively. Also, an accrued tax payable of $2.2 million and $2.0 million has been recorded at September 30, 2008 and December 31, 2007, respectively, in association with this tax.

Note 13.        Commitments and Contingencies

We participate in six ventures, structured as DownREIT partnerships, which have properties in Arkansas, California, Georgia, North Carolina, Texas and Utah.  As a general partner, we have operating and financial control over these ventures and consolidate their operations in our condensed consolidated financial statements.  These ventures allow the outside limited partners to put their interest to the partnership for our common shares of beneficial interest or an equivalent amount in cash.  We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares of beneficial interest, at our discretion.  We also participate in two real estate ventures that have properties in Florida and Texas that allow their outside partners to put their interest to operating partnership units to us for our common shares of beneficial interest or an equivalent amount in cash.  We have the option to redeem these units in cash or a fixed number of our common shares of beneficial interest, at our discretion.  During the first nine months of 2008 and 2007, we issued common shares of beneficial interest valued at $.4 million and $12.9 million, respectively, in exchange for certain of these limited partnership interests or operating partnership units.  The aggregate redemption value of these operating partnership units was approximately $84 million and $76 million as of September 30, 2008 and December 31, 2007, respectively.

In April 2007, we acquired an industrial building located in Virginia.  This purchase transaction includes an earnout provision of approximately $6 million that is contingent upon the lease up of vacant space by the property seller.  This contingency agreement expires in 2009.  We have an estimated obligation of $2.3 million and $5.6 million recorded as of September 30, 2008 and December 31, 2007.  Since inception of this obligation, $3.3 million has been paid.  Amounts paid or accrued under such earnouts are treated as additional purchase price and capitalized to the related property.

In January 2007, we acquired two retail properties in Arizona.  This purchase transaction includes an earnout provision of approximately $29 million that is contingent upon the subsequent development of space by the property seller.  This contingency agreement expires in 2010.  We have an estimated obligation of $7.6 million and $4.2 million recorded as of September 30, 2008 and December 31, 2007, respectively.  Since inception of this obligation, $5.2 million has been paid.  Amounts paid or accrued under such earnouts are treated as additional purchase price and capitalized to the related property.

In August 2006, we acquired a portfolio of five properties, including four properties in Georgia and one in Florida.  The purchase agreement allows for the subsequent development and leasing of an additional phase of Brookwood Marketplace by the property seller.  If the terms of the purchase agreement are met by the seller, the purchase price would be increased by approximately $6.9 million.  This agreement expired in August 2008; however, we have entered into a 180-day extension period per the terms of the purchase agreement.  We have an estimated obligation of $1.3 million recorded as of September 30, 2008, and we had no obligation recorded for this contingency as of December 31, 2007.  Since inception of this obligation, no amounts have been paid.  Amounts paid or accrued under such earnouts are treated as additional purchase price and capitalized to the related property.

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

In July 2008, a 47.75%-owned unconsolidated real estate joint venture (“WMB”) acquired an 83.34% interest (“WMMDHB”) in a 919,000 square foot new development to be constructed in Aurora, Colorado.  WMB provided a guarantee on debt obtained by WMMDHB.  WMB’s maximum exposure to loss is limited to the guarantee of the debt, which was approximately $15.6 million at September 30, 2008. We have evaluated and determined that the fair value of the guarantee is nominal.

In August 2008, we executed a real estate limited partnership with a foreign institutional investor to purchase up to $250 million of retail properties in various states, of which our capital commitment is $17.6 million that will be funded as properties are acquired, but no later than June 30, 2011.  Our ownership in this unconsolidated real estate limited partnership is 20.1%.  As of September 30, 2008, no properties have been purchased.

We are involved in various matters of litigation arising in the normal course of business.  While we are unable to predict with certainty the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, our resulting liability, if any, will not have a material effect on our condensed consolidated financial statements.

Note 14.        Identified Intangible Assets and Liabilities

Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	September 30,	December 31,
	2008	2007

Identified Intangible Assets:
Above-Market Leases (included in Other Assets)	$18,657	$18,590
Above-Market Leases – Accumulated Amortization	(9,159)	(7,323)
Below-Market Assumed Mortgages (included in Debt)	2,072	2,072
Below-Market Assumed Mortgages – Accumulated Amortization	(455)	(246)
Valuation of In Place Leases (included in Unamortized Debt and Lease Costs)	64,481	59,498
Valuation of In Place Leases – Accumulated Amortization	(27,478)	(22,308)

	$48,118	$50,283

Identified Intangible Liabilities:
Below-Market Leases (included in Other Liabilities)	$38,607	$39,141
Below-Market Leases – Accumulated Amortization	(16,233)	(11,949)
Above-Market Assumed Mortgages (included in Debt)	53,893	58,414
Above-Market Assumed Mortgages – Accumulated Amortization	(24,746)	(24,517)

	$51,521	$61,089

These identified intangible assets and liabilities are amortized over the terms of the acquired leases or the remaining lives of the assumed mortgages.

The net amortization of above-market and below-market leases increased rental revenues by $.9 million for both the three months ended September 30, 2008 and 2007 and by $2.6 million and $2.3 million for the nine months ended September 30, 2008 and 2007, respectively.  The estimated net amortization of these intangible assets and liabilities will increase rental revenues for each of the next five years as follows (in thousands):

2009	$2,750
2010	1,926
2011	1,375
2012	1,139
2013	994

The amortization of the in place lease intangible recorded in depreciation and amortization, was $1.9 million and $2.1 million for the three months ended September 30, 2008 and 2007, respectively, and $6.4 million and $6.2 million for the nine months ended September 30, 2008 and 2007, respectively.  The estimated amortization of this intangible asset will increase depreciation and amortization for each of the next five years as follows (in thousands):

2009	$6,899
2010	5,905
2011	4,616
2012	3,722
2013	2,898

The amortization of above-market and below-market assumed mortgages decreased interest expense by $1.2 million and $1.6 million for the three months ended September 30, 2008 and 2007, respectively, and by $4.5 million and $5.1 million for the nine months ended September 30, 2008 and 2007, respectively.  The estimated amortization of these intangible assets and liabilities will decrease interest expense for each of the next five years as follows (in thousands):

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

To comply with the provisions of SFAS 157, we incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counter-party’s nonperformance risk in the fair value measurements.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral, thresholds and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counter-parties.  However, as of September 30, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2008

Assets:
Derivative instruments		$157		$157
Investments held in grantor trusts	$31,376			31,376
Total	$31,376	$157	-	$31,533

Liabilities:
Debt associated with derivative instruments		$50,157		$50,157
Deferred compensation plan obligations	$12,940			12,940
Total	$12,940	$50,157	-	$63,097

We do not have any assets or liabilities measured at fair value on a recurring basis whose fair value measurements use significant unobservable inputs (Level 3) as of September 30, 2008.

Note 16.        Share Options and Awards

In 1992, we adopted the Employee Share Option Plan that grants 100 share options to every employee, excluding officers, upon completion of each five-year interval of service.  This plan expires in 2012 and provides options for a maximum of 225,000 common shares of beneficial interest, of which .2 million is available for future grant of share options at September 30, 2008.  Share options granted under this plan are exercisable immediately.

In 1993, we adopted the Incentive Share Option Plan that provided for the issuance of up to 3.9 million common shares of beneficial interest, either in the form of restricted share awards or share options.  This plan expired in 2002, but some share options issued under the plan remain outstanding as of September 30, 2008.  The share options granted to non-officers vest over a three-year period beginning after the grant date, and for officers vest over a seven-year period beginning two years after the grant date.

In 2001, we adopted the Long-term Incentive Plan for the issuance of share options and share awards.  In 2006, the maximum number of common shares of beneficial interest issuable under this plan was increased to 4.8 million common shares of beneficial interest, of which 1.8 million is available for the future grant of share options or share awards at September 30, 2008.  This plan expires in 2011.  The share options granted to non-officers vest over a three-year period beginning after the grant date, and share options and restricted share awards for officers vest over a five-year period after the grant date.  Restricted share awards granted to trust managers and share options or share awards granted to retirement eligible employees are expensed immediately.

The grant price for the Employee Share Option Plan is equal to the closing price of our common shares of beneficial interest on the date of grant.  The grant price of the Long-term Incentive Plan is calculated as an average of the high and low of the quoted fair value of our common shares of beneficial interest on the date of grant.  In both plans, these share options expire upon termination of employment or 10 years from the date of grant.  In the Long-term Incentive Plan, restricted share awards for officers and trust managers are granted at no purchase price.  Our policy is to recognize compensation expense for equity awards ratably over the vesting period, except for retirement eligible amounts.  For the three months ended September 30, 2008 and 2007, compensation expense, net of forfeitures, associated with share options and restricted share awards totaled $1.1 million and $1.3 million, of which $.3 million was capitalized for both periods. For the nine months ended September 30, 2008 and 2007, compensation expense, net of forfeitures, associated with share options and restricted share awards totaled $3.8 million and $3.9 million, of which $1.0 million was capitalized for both periods.

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

	Nine Months Ended
	September 30,
	2008	2007

Fair value per share	$3.07	$4.96
Dividend yield	5.1%	5.7%
Expected volatility	18.8%	18.2%
Expected life (in years)	6.2	5.9
Risk-free interest rate	2.8%	4.4%

Following is a summary of the share option activity for the nine months ended September 30, 2008:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Outstanding, January 1, 2008	2,840,290	$32.66
Granted	832,106	32.22
Forfeited or expired	(87,283)	35.69
Exercised	(180,365)	21.99
Outstanding, September 30, 2008	3,404,748	$33.04

The total intrinsic value of options exercised for the three months ended September 30, 2008 and 2007 was $.9 million and $.3 million, respectively.  For the nine months ended September 30, 2008 and 2007, the total intrinsic value of options exercised was $2.2 million and $4.2 million, respectively.  As of September 30, 2008 and December 31, 2007, there was approximately $3.8 million and $3.3 million, respectively, of total unrecognized compensation cost related to unvested share options, which is expected to be amortized over a weighted average of 1.9 years and 2.0 years, respectively.

The following table summarizes information about share options outstanding and exercisable at September 30, 2008:

	Outstanding				Exercisable
		Weighted					Weighted
		Average	Weighted	Aggregate		Weighted	Average	Aggregate
		Remaining	Average	Intrinsic		Average	Remaining	Intrinsic
Range of		Contractual	Exercise	Value		Exercise	Contractual	Value
Exercise Prices	Number	Life	Price	(000’s)	Number	Price	Life	(000’s)

$17.94 - $26.91	890,439	3.3 years	$22.11		717,397	$21.72	3.1 years

$26.92 - $40.38	2,010,697	7.5 years	$34.27		774,018	$34.99	6.0 years

$40.39 - $49.62	503,612	8.2 years	$47.47		110,734	$47.47	8.2 years

Total	3,404,748	6.5 years	$33.04	$8,954	1,602,149	$29.91	4.9 years	$9,228

A summary of the status of unvested restricted share awards for the nine months ended September 30, 2008 is as follows:

	Unvested
	Restricted	Weighted
	Share	Average Grant
	Awards	Date Fair Value

Outstanding, January 1, 2008	117,539	$41.45
Granted	125,480	32.69
Vested	(15,283)	35.57
Forfeited	(11,361)	36.77
Outstanding, September 30, 2008	216,375	$37.03

As of September 30, 2008 and December 31, 2007, there was approximately $5.3 million and $4.4 million, respectively, of total unrecognized compensation cost related to unvested restricted share awards, which is expected to be amortized over a weighted average of 2.6 years and 2.7 years, respectively.

Note 17.        Employee Benefit Plans

We sponsor a noncontributory qualified retirement plan and a separate and independent nonqualified supplemental retirement plan for our officers.  The components of net periodic benefit costs for both plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Service cost	$638	$1,004	$2,176	$2,844
Interest cost	730	666	2,425	1,860
Expected return on plan assets	(469)	(403)	(1,420)	(1,097)
Prior service cost	(30)	(32)	(91)	(86)
Recognized (gain) loss	(33)	73	(95)	195

Total	$836	$1,308	$2,995	$3,716

We contributed $2.0 million to the qualified retirement plan for both the nine months ended September 30, 2008 and 2007.  For the supplemental retirement plan, $1.2 million and $2.8 million was contributed for the nine months ended September 30, 2008 and 2007, respectively.  Currently, we do not anticipate making any additional contributions to either plan in 2008.

We have a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the Internal Revenue Service.  We match employee contributions at the rate of $.50 per $1.00 for the first 6% of the employee's salary.  The employees vest in the employer contributions ratably over a six-year period.  Compensation expense related to the plan was $.2 million for both the three months ended September 30, 2008 and 2007 and $.7 million for both the nine months ended September 30, 2008 and 2007.

We have an Employee Share Purchase Plan under which .6 million of our common shares of beneficial interest have been authorized.  These shares, as well as common shares of beneficial interest purchased by us on the open market, are made available for sale to employees at a discount of 15% from the quoted market price on the purchase date.  Shares purchased by the employee under the plan are restricted from being sold for two years from the date of purchase or until termination of employment.  During the nine months ended September 30, 2008 and 2007, a total of 28,063 and 20,042 common shares of beneficial interest were purchased for the employees at a discounted average per share price of $29.15 and $37.00, respectively.

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

Information concerning our reportable segments is as follows (in thousands):

	Shopping
	Center	Industrial	Other	Total

Three Months Ended September 30, 2008:
Revenues	$141,620	$14,973	$2,154	$158,747
Net Operating Income	100,351	10,564	316	111,231
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	4,981	265	(95)	5,151

Three Months Ended September 30, 2007:
Revenues	$135,696	$14,000	$3,233	$152,929
Net Operating Income	94,799	9,498	1,576	105,873
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	4,572	262	59	4,893

Nine Months Ended September 30, 2008:
Revenues	$416,251	$43,239	$6,502	$465,992
Net Operating Income	297,267	30,523	2,120	329,910
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	14,670	971	(104)	15,537

Nine Months Ended September 30, 2007:
Revenues	$388,562	$39,536	$7,354	$435,452
Net Operating Income	278,647	27,205	3,248	309,100
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	11,294	1,055	164	12,513

As of September 30, 2008:
Investment in Real Estate Joint Ventures and Partnerships	$265,217	$39,189	$4,110	$308,516
Total Assets	3,933,451	352,166	835,040	5,120,657

As of December 31, 2007:
Investment in Real Estate Joint Ventures and Partnerships	$261,293	$35,103	$4,360	$300,756
Total Assets	3,908,105	353,157	732,081	4,993,343

Net operating income reconciles to income from continuing operations as shown on the Condensed Statements of Consolidated Income and Comprehensive Income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Total Segment Net Operating Income	$111,231	$105,873	$329,910	$309,100
Depreciation and amortization	(36,606)	(33,115)	(118,957)	(95,787)
General and administrative	(5,816)	(6,537)	(19,774)	(19,650)
Interest Expense	(38,884)	(38,470)	(112,838)	(110,183)
Interest and Other Income	1,172	2,082	3,920	6,838
Equity in Earnings of Real Estate JointVentures and Partnerships, net	5,151	4,893	15,537	12,513
Income Allocated to Minority Interests	(2,515)	(3,003)	(6,968)	(7,678)
Gain (Loss) on Sale of Properties	(43)	986	101	3,010
Gain on Land and Merchant Development Sales	1,418	4,199	8,240	8,150
Provision for Income Taxes	(701)	(930)	(2,991)	(1,933)

Income from Continuing Operations	$34,407	$35,978	$96,180	$104,380

****

ITEM 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) changes in governmental laws and regulations, (v) the level and volatility of interest rates, (vi) the availability of suitable acquisition opportunities, (vii) changes in expected development activity, (viii) increases in operating costs, (ix) tax matters, including failure to qualify as a real estate investment trust, could have adverse consequences, (x) investments through real estate joint ventures and partnerships involve risks not present in investments in which we are the sole investor and (xi) changes in merchant development activity.  Accordingly, there is no assurance that our expectations will be realized.

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

We operate a portfolio of rental properties which includes neighborhood and community shopping centers and industrial properties of approximately 73.5 million square feet.  We have a diversified tenant base with our largest tenant comprising only 2.8% of total rental revenues during 2008.

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

We continue to maintain a strong, conservative capital structure, which provides ready access to a variety of attractive capital sources.  We carefully balance obtaining low cost financing with minimizing exposure to interest rate movements and matching long-term liabilities with the long-term assets acquired or developed.  The turmoil in the current capital markets has adversely affected both the pricing and the availability of most financial instruments.  However, based on our business plan for the current year, we believe that asset dispositions, construction loans, joint venture relationships and existing capital resources such as our revolving credit facilities will provide adequate capital to execute our business plan.

At September 30, 2008, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 375 developed income-producing properties and 34 properties under various stages of construction and development.  The total number of centers includes 329 neighborhood and community shopping centers located in 22 states spanning the country from coast to coast.  We also owned 77 industrial projects located in California, Florida, Georgia, Tennessee, Texas and Virginia and three other operating properties located in Arizona and Texas.

We also owned interests in 20 parcels of unimproved land held for future development that totaled approximately 23.4 million square feet.

We had approximately 7,400 leases with 5,400 different tenants at September 30, 2008.

Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants.  Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including ad valorem taxes, and additional rent payments based on a percentage of the tenants' sales.  The majority of our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services.  Through this challenging economic environment, we believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.

In assessing the performance of our properties, management carefully tracks the occupancy of the portfolio.  The weakened economy contributed to a drop in our occupancy from 95.1% at September 30, 2007 to 93.7% at September 30, 2008.  While we will continue to monitor the economy and the effects on our retailers, we believe the significant diversification of our portfolio both geographically and by tenant base will allow us to maintain similar occupancy levels as we move through the year.  Another important indicator of performance is the spread in rental rates on a same-space basis as we complete new leases and renew existing leases.  We completed 913 new leases or renewals during the first nine months of 2008 totaling 4.8 million square feet, increasing rental rates an average of 11.6% on a cash basis.

New Development
At September 30, 2008, we had 30 properties in various stages of development including those in our merchant development program.  We have invested $390 million to date on these projects and, at completion, we estimate our total investment to be $542 million.  These properties are slated to open over the next one to three years with a projected return on investment of approximately 8.6% when completed.  Also, four additional properties have been stabilized during the first nine months of 2008 with an estimated total investment of $70.8 million and a project return on investment of approximately 9.0%.

As of September 30, 2008, we have seven properties that are held for future development pending improvement in economic conditions.  In addition to these projects, we have a development pipeline with three development sites under contract, which will represent a projected investment of approximately $21.2 million.  Due to current economic factors, obtaining new projects this year has proven challenging as potential retail anchors are delaying or halting their expansion plans due to the deterioration of the economy.  We continue to seek opportunities and monitor this market closely.

Merchant development is a program where we acquire or develop a project with the objective of selling all or part of it, instead of retaining it in our portfolio on a long-term basis.  Also, disposition of land parcels are included in this program.  We generated gains of approximately $8.2 million from this program during the first nine months of 2008.  Although this market has been slowing due to the credit crisis, we expect to generate additional gains through the remainder of the year.

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

During the first nine months of 2008, we have acquired one shopping center and invested in a 25%-owned unconsolidated joint venture to acquire a 4,000 square foot pad building located in Florida for a purchase price of approximately $2.7 million.

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

In August 2008, we executed a real estate limited partnership with a foreign institutional investor to purchase up to $250 million of retail properties in various states, of which our capital commitment is $17.6 million that will be funded as properties are acquired, but no later than June 30, 2011.  Our ownership in this unconsolidated real estate limited partnership is 20.1%.  As of September 30, 2008, no properties have been purchased.

On October 1, 2008, we signed a letter of intent with an institutional investor pursuant to which we intend to contribute 12 of our supermarket-anchored shopping centers, with an agreed upon value of approximately $271.4 million, to a joint venture in which such institutional investor will purchase a 70% interest, and we will hold 30% interest.  Consummation of the transaction contemplated by the letter of intent is subject to negotiation of definitive documentation, customary closing conditions, and no assurance can be given that the transaction will, in fact, be consummated.

Joint venture fee income for the first nine months of 2008 was approximately $5.2 million or a decrease of $.5 million over the prior year.  This decrease is a result of reduced transactions in the marketplace due to the turmoil in the credit markets.

Dispositions
During the first nine months of 2008, we sold eight shopping centers and one industrial center for $113.8 million.  Although lenders for prospective acquirers have tightened their underwriting criteria, we expect to continue to dispose of certain properties during the year as opportunities present themselves.  Dispositions are part of an ongoing portfolio management process where we prune our portfolio of properties that do not meet our geographic or growth targets and provide capital to recycle into properties that have barrier-to-entry locations within high growth metropolitan markets.  Over time, we expect this to produce a stronger portfolio with higher occupancy rates and internal revenue growth.

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

Results of Operations
Comparison of the Three Months Ended September 30, 2008 to the Three Months Ended September 30, 2007

Revenues
Total revenues were $158.7 million in the third quarter of 2008 versus $152.9 million in the third quarter of 2007, an increase of $5.8 million or 3.8%.  This increase resulted from an increase in rental revenues of $6.0 million and a decrease of other income of $.2 million.

Property acquisitions and new development activity contributed $5.4 million of the rental income increase with $.6 million resulting from 306 renewals and new leases, comprising 1.5 million square feet at an average rental rate increase of 9.9%.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	September 30,
	2008	2007

Shopping Centers	94.5%	95.2%
Industrial	91.4%	94.5%
Total Portfolio	93.7%	95.1%

Expenses
Total expenses for the third quarter of 2008 were $89.9 million versus $86.7 million in the third quarter of 2007, an increase of $3.2 million or 3.7%.  This increase resulted primarily from increases in depreciation and amortization expense and insurance expense of $3.5 million and $1.0 million, respectively.  The increase in depreciation and amortization expense is a result of our acquisition and new development activities while the increase in insurance expenses is associated with Hurricane Ike.  Offsetting this $4.5 million increase is a reduction in general and administrative and operating expenses associated with a reduction in headcount.  Overall, direct operating costs and expenses (operating and ad valorem taxes) of operating our properties as a percentage of rental revenues were 30.8% and 31.7% in 2008 and 2007, respectively.

Interest Expense
Interest expense totaled $38.9 million for the third quarter of 2008, up $.4 million or 1.1% from the third quarter of 2007.  The components of interest expense were as follows (in thousands):

	Three Months Ended
	September 30,
	2008	2007

Gross interest expense	$45,385	$46,688
Over-market mortgage adjustment of acquired properties	(1,265)	(1,553)
Capitalized interest	(5,236)	(6,665)

Total	$38,884	$38,470

Gross interest expense totaled $45.4 million in the third quarter of 2008, down $1.3 million or 2.8% from the third quarter of 2007.  The decrease in gross interest expense was due primarily to a decrease in the weighted average rates for the respective periods.  For the third quarter of 2008, the weighted average debt outstanding was $3.2 billion at weighted average interest rate of 5.4% in 2008 as compared to $3.1 billion outstanding at a weighted average rate of 5.8% in 2007.  Capitalized interest decreased $1.4 million due to a decrease in the annualized average interest capitalization rate of 5.8% in 2008 compared to 9.3% in 2007.

Interest and Other Income
Interest and other income for the third quarter of 2008 was $1.2 million versus $2.1 million in the third quarter of 2007, a decrease of $.9 million or 42.9%.  This decrease resulted from the fair value decline in the assets held in a grantor trust related to our deferred compensation plan.  Offsetting this $1.6 million decrease is the interest earned on notes receivable from real estate joint ventures and partnerships for new development activities and other receivables..

Gain on Land and Merchant Development Sales
Gain on land and merchant development sales of $1.4 million in the third quarter of 2008 resulted primarily from the sale of six land parcels.  The gain in the third quarter of 2007 resulted primarily from the sale of four land parcels and a shopping center in Arizona.

Income from Discontinued Operations
Income from discontinued operations was $4.6 million in the third quarter of 2008 versus $8.3 million in the third quarter of 2007, a decrease of $3.7 million or 44.6%.  This decrease was due primarily to the gain on sale of two properties in 2008 as compared to the gain on sale for four properties during the same period of 2007.  Also, the decrease in operating income from discontinued operations results primarily from the disposition of an additional six properties in 2007.

Results of Operations
Comparison of the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007

Revenues
Total revenues were $466.0 million in the first nine months of 2008 versus $435.5 million in the first nine months of 2007, an increase of $30.5 million or 7.0%.  This increase resulted from an increase in rental revenues of $29.8 million and other income of $.7 million.

Property acquisitions and new development activity contributed $25.4 million of the rental income increase with $4.4 million resulting from 913 renewals and new leases, comprising 4.8 million square feet at an average rental rate increase of 11.6%.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	September 30,
	2008	2007

Shopping Centers	94.5%	95.2%
Industrial	91.4%	94.5%
Total	93.7%	95.1%

Expenses
Total expenses for the first nine months of 2008 were $274.8 million versus $241.8 million in the first nine months of 2007, an increase of $33.0 million or 13.6%.

The increases in 2008 for depreciation and amortization expense ($23.2 million), operating expenses ($5.4 million), ad valorem taxes ($4.3 million) and general and administrative expenses ($.1 million) were primarily a result of the properties acquired and developed during the year.  In addition, insurance expenses increased as a result of the Hurricane Ike in 2008 and depreciation expense increased as a result of redevelopment activities.  Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues were 29.9% and 29.7% in 2008 and 2007, respectively.

Interest Expense
Interest expense totaled $112.8 million for the first nine months of 2008, up $2.7 million or 2.4% from the first nine months of 2007.  The components of interest expense were as follows (in thousands):

	Nine Months Ended
	September 30,
	2008	2007

Gross interest expense	$132,755	$134,496
Over-market mortgage adjustment of acquired properties	(4,541)	(5,157)
Capitalized interest	(15,376)	(19,156)

Total	$112,838	$110,183

Gross interest expense totaled $132.8 million in the first nine months of 2008, down $1.7 million from the first nine months of 2007.  The decrease in gross interest expense results primarily from a net gain from a rate swap termination in March 2008.  The decrease in capitalized interest of $3.8 million results from the decrease in the annualized average interest capitalization rate of 5.8% in 2008 compared to 8.5% in 2007.

Interest and Other Income
Interest and other income was $3.9 million in the first nine months of 2008 versus $6.8 million in the first nine months of 2007, a decrease of $2.9 million or 42.6%. This decrease resulted from the fair value decline in the assets held in a grantor trust related to our deferred compensation plan and a reduction in interest earned from a qualified escrow account.  Offsetting this $5.2 million decrease is the interest earned on notes receivable from real estate joint ventures and partnerships for new development activities and other receivables.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
Our equity in earnings of joint ventures was $15.5 million in the first nine months of 2008 versus $12.5 million in the first nine months of 2007, an increase of $3.0 million or 24.0%.  The increase was attributable primarily to our incremental income from our investments in newly formed joint ventures for the acquisition and development of retail and industrial properties.

Gain on Sale of Properties
Gain on sale of properties was $.1 million in the first nine months of 2008 versus $3.0 million in the first nine months of 2007, a decrease of $2.9 million or 96.7%.  The gain in 2007 resulted primarily from gain deferrals and adjustments in 2007 that did not recur in 2008.

Income from Discontinued Operations
Income from discontinued operations was $56.3 million in the first nine months of 2008 versus $67.0 million in the first nine months of 2007, a decrease of $10.7 million or 16.0%.  This decrease was due primarily to the gain on sale of nine properties in 2008 as compared to the gain on sale for 12 properties during the same period of 2007.  Also, the decrease in operating income from discontinued operations results primarily from the disposition of an additional six properties in 2007.

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

Capital Resources and Liquidity

Our primary liquidity needs are payment of our common and preferred dividends, maintaining and operating our existing properties, payment of our debt service costs and funding planned growth.  We anticipate that cash flows from operating activities will continue to provide adequate capital for all common and preferred dividend payments and debt service costs, as well as the capital necessary to maintain and operate our existing properties.  The current credit market turmoil has significantly affected our current ability to obtain additional capital; however, we have been able to complete some transactions and do not believe this will severely impact the execution of our business plan.  We currently anticipate that our available cash resources and credit will be sufficient to meet our anticipated working capital and new development program expenditure requirements for at least the next 12 months.  If market conditions continue to deteriorate, we have the ability to delay the funding of certain new development outlays.  Also, we may need to raise additional funds in order to support more rapid expansion, develop or acquire new properties, respond to competitive pressures, or take advantage of unanticipated opportunities.  Our most restrictive debt covenants limit the amount of additional leverage we can add; however, we believe the sources of capital described above are adequate to execute our current business plan and remain in compliance with our debt covenants.

Primary sources of capital for funding our acquisitions and new development programs are our revolving credit facilities, cash generated from sale of properties and notes receivable from real estate joint ventures and partnerships for new development activities, transactions with venture partners, cash flow generated by our operating properties and proceeds from capital issuances as needed.  Amounts outstanding under the revolving credit agreement are retired as needed with proceeds from the issuance of long-term debt, common and preferred equity, cash generated from disposition of properties and cash flow generated by our operating properties.  As of September 30, 2008, the balance outstanding under our $575 million revolving credit facility was $483.0 million, and no amount was outstanding under our $30 million credit facility, which we use for cash management purposes.  In October 2008, we issued 3.0 million common shares of beneficial interest at $34.20 per share.  Net proceeds from this offering were $98.2 million and were used to repay indebtedness outstanding under our revolving credit facilities.

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

Acquisitions and Joint Ventures
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

In May 2008, we acquired Kirby Strip Center, a 10,000 square foot building located in Texas.

In August 2008, we executed a real estate limited partnership with a foreign institutional investor to purchase up to $250 million of retail properties in various states, of which our capital commitment is $17.6 million that will be funded as properties are acquired, but no later than June 30, 2011.  Our ownership in this unconsolidated real estate limited partnership is 20.1%.  As of September 30, 2008, no properties have been purchased.

On October 1, 2008, we signed a letter of intent with an institutional investor pursuant to which we intend to contribute 12 of our supermarket-anchored shopping centers, with an agreed upon value of approximately $271.4 million, to a joint venture in which such institutional investor will purchase a 70% interest, and we will hold 30% interest.  Consummation of the transaction contemplated by the letter of intent is subject to negotiation of definitive documentation, customary closing conditions, and no assurance can be given that the transaction will, in fact, be consummated.

Industrial Properties.
There were no acquisitions of industrial properties during the first nine months of 2008.

Dispositions
Retail Properties.
During 2008, we sold eight shopping centers, of which five each are located in Texas, one in California and two in Louisiana.  Sales proceeds from these dispositions totaled $108.2 million and generated gains of $51.6 million.

Industrial Properties.
During 2008, we sold one industrial center located in Texas.  Sales proceed from this disposition totaling $5.6 million and generated a gain of $2.4 million.

New Development and Capital Expenditures
At September 30, 2008, we had 30 projects under construction or in preconstruction stages with a total square footage of approximately 7.8 million.  These properties are slated to be completed over the next one to three years.

Merchant Development Properties.
During the first nine months of 2008, we sold 21 parcels of land located in Arizona, Colorado, Florida, Nevada, North Carolina and Texas, which generated gains of $8.2 million.  In an unconsolidated real estate joint venture and partnership, two land parcels were sold in Colorado and Washington.  Our share of the sales proceeds and the gain generated totaled $.7 million and $.4 million, respectively.

Our new development projects are financed initially under our revolving credit facilities, using available cash generated from dispositions of properties, cash flow generated by our operating properties or proceeds from notes receivable from real estate joint venture and partnerships for new development activities.

Capital expenditures for additions to the existing portfolio, acquisitions, new development and our share of investments in unconsolidated real estate joint ventures totaled $331.5 million and $863.2 million for the nine months of 2008 and 2007, respectively.  We expect to invest $152.5 million, of which $76.8 million is contractually committed, to complete construction of properties under various stages of development over the next one to three years.  We also expect to invest $4.5 million to acquire projects in the remainder of 2008 and $17.6 million by 2011.

Financing Activities:

Debt
Total debt outstanding increased from $3.2 billion at December 31, 2007 to $3.3 billion at September 30, 2008.  Total debt at September 30, 2008 included $2.8 billion of which interest rates are fixed and $549.4 million that bears interest at variable rates, after adjusting for the net effect of $50 million of interest rate swaps.  Additionally, debt totaling $1.0 billion was secured by operating properties while the remaining $2.3 billion was unsecured.

We have a $575 million unsecured revolving credit facility held by a syndicate of banks.  This unsecured revolving facility expires in February 2010 and provides a one year extension option available at our request.  Borrowing rates under this facility float at a margin over LIBOR, plus a facility fee.  The borrowing margin and facility fee, which are currently 42.5 and 15.0 basis points, respectively, are priced off a grid that is tied to our senior unsecured credit rating.  This facility includes a competitive bid feature where we are allowed to request bids for borrowings up to $287.5 million from the syndicate banks.  As of October 31, 2008, there was $410.0 million outstanding under this facility. We also maintain a $30 million unsecured and uncommitted overnight facility that is used for cash management purposes, and as of October 31, 2008, there was no outstanding balance under this facility.  The available balance under our revolving credit agreement was $154.8 million at October 31, 2008, which is reduced by amounts outstanding for letters of credit and our overnight facility.  We believe we were in full compliance with the covenants of our unsecured revolving credit facilities as of September 30, 2008.

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

At September 30, 2008, we had two interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $50.0 million that convert fixed interest payments at rates of 4.2% to variable interest payments.  We could be exposed to losses in the event of nonperformance by the counter-parties; however, management believes the likelihood of such nonperformance is unlikely.

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

Equity
Common and preferred dividends increased to $160.0 million in the first nine months of 2008, compared to $144.2 million for the first nine months of 2007.  The quarterly dividend rate for our common shares of beneficial interest increased to $.525 in 2008 compared to $.495 for the same period of 2007.  Our dividend payout ratio on common equity for the nine months ended September 30, 2008 and 2007 approximated 68.0% and 63.7%, respectively, based on basic funds from operations for the respective periods.

In June and July of 2008, we redeemed $120 million and $80 million of depositary shares, respectively, retiring all of the Series G Cumulative Redeemable Preferred Shares.  Each depositary share represented one-hundredth of a Series G Cumulative Redeemable Preferred Share.  These depositary shares were redeemed, at our option, at a redemption price of $25 multiplied by a graded rate per depositary share based on the date of redemption plus any accrued and unpaid dividends thereon. Upon the redemption of these shares, the related original issuance costs of $1.9 million were reported as a deduction in arriving at net income available to common shareholders.  In September 2007, these depositary shares were issued through a private placement, and net proceeds of $193.6 million were used to repay amounts outstanding under our credit facilities.  The Series G Preferred Shares paid a variable-rate quarterly dividend through July 2008 and had a liquidation preference of $2,500 per share.  The variable-rate dividend was calculated on the period’s three-month LIBOR rate plus a percentage determined by the number of days outstanding.

We issued $150 million and $200 million of depositary shares on June 6, 2008 and January 30, 2007, respectively.  Each depositary share represents one-hundredth of a Series F Cumulative Redeemable Preferred Share.  The depositary shares are redeemable, in whole or in part, on or after January 30, 2012 at our option, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon.  The depositary shares are not convertible or exchangeable for any of our other property or securities.  The Series F Preferred Shares pay a 6.5% annual dividend and have a liquidation value of $2,500 per share.  Series F Preferred Shares issued in June 2008 were issued at a discount, resulting in an effective rate of 8.25%.  Net proceeds of $118.1 million and $194.0 million in June 2008 and January 2007, respectively, were used to repay amounts outstanding under our revolving credit facilities and for general business purposes.  Subsequent to the 2008 issuance, our revolving credit facilities were used to finance the partial redemption of the Series G Cumulative Redeemable Preferred Shares as described above.

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

During 2007, we repurchased 2.8 million common shares of beneficial interest at an average share price of $37.12 and cancelled 1.4 million common shares of beneficial interest in both 2008 and 2007.  As of September 30, 2008, the remaining value of common shares of beneficial interest available to be repurchased is $196.7 million.

In October 2008, we issued 3.0 million common shares of beneficial interest at $34.20 per share.  Net proceeds from this offering were $98.2 million and were used to repay indebtedness outstanding under our revolving credit facilities and for other general corporate purposes.

In September 2004, the SEC declared effective two additional shelf registration statements totaling $1.55 billion, of which $1.1 billion was available as of October 31, 2008.  In addition, we have $85.4 million available as of October 31, 2008 under our $1 billion shelf registration statement, which became effective in April 2003.  These shelf registrations will expire at December 31, 2008.  We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

Contractual Obligations

We have debt obligations related to our mortgage loans and unsecured debt, including our credit facilities.  We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center.  In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business.  The table below excludes obligations related to our new development projects.  We have entered into commitments aggregating $76.8 million comprised principally of construction contracts which are generally due in 12 to 36 months.  The following table summarizes our primary contractual obligations as of September 30, 2008 (in thousands):
	2008	2009	2010	2011	2012	Thereafter	Total
Mortgages and Notes Payable: (1)
Unsecured Debt (2)	$35,440	$124,469	$633,212	$295,349	$265,216	$1,683,980	$3,037,666
Secured Debt	43,944	123,162	124,252	150,936	177,272	717,278	1,336,844

Ground Lease Payments	777	3,114	3,073	3,000	2,858	114,489	127,311

Obligations to Acquire Projects	4,500			17,588			22,088

Total Contractual Obligations	$84,661	$250,745	$760,537	$466,873	$445,346	$2,515,747	$4,523,909

 ____________________
(1)           Includes principal and interest with interest on variable-rate debt calculated using rates at September 30, 2008 excluding the effect of interest rate swaps.
(2)           Unsecured debt in 2010 includes the maturity of our revolving credit facility of $483.0 million, of which we have the option to extend the facility for a one-year period.

Off Balance Sheet Arrangements

As of September 30, 2008 and December 31, 2007, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources.  Letters of credit totaling $10.2 million and $9.2 million were outstanding under the revolving credit facility at September 30, 2008 and December 31, 2007, respectively.

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

In July 2008, a 47.75%-owned unconsolidated real estate joint venture (“WMB”) acquired an 83.34% interest (“WMMDHB”) in a 919,000 square foot new development to be constructed in Aurora, Colorado.  WMB provided a guarantee on debt obtained by WMMDHB.  WMB’s maximum exposure to loss is limited to the guarantee of the debt, which was approximately $15.6 million at September 30, 2008. We have evaluated and determined that the fair value of the guarantee is nominal.

In August 2008, we executed a real estate limited partnership with a foreign institutional investor to purchase up to $250 million of retail properties in various states, of which our capital commitment is $17.6 million that will be funded as properties are acquired, but no later than June 30, 2011.  Our ownership in this unconsolidated real estate limited partnership is 20.1%.  As of September 30, 2008, no properties have been purchased.

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

Funds from operations is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income available to common shareholders	$29,053	$38,281	$124,828	$154,940
Depreciation and amortization	34,282	33,142	114,535	97,023
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	3,137	2,846	8,698	7,439
Gain on sale of properties	(4,470)	(5,644)	(53,437)	(58,842)
(Gain) loss on sale of properties of unconsolidated real estate joint ventures and partnerships	2	2	(12)	2
Funds from operations	62,004	68,627	194,612	200,562
Funds from operations attributable to operating partnership units				3,311

Funds from operations assuming conversion of OP units	$62,004	$68,627	$194,612	$203,873

Weighted average shares outstanding - basic	83,795	85,470	83,739	85,914
Effect of dilutive securities:
Share options and awards	521	994	549	1,193
Operating partnership units				2,303

Weighted average shares outstanding - diluted	84,316	86,464	84,288	89,410

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

We adopted SFAS 157 in the first quarter of 2008 regarding our financial assets and liabilities currently recorded or disclosed at fair value.  The FASB has issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” which defers the provisions of SFAS 157 relating to nonfinancial assets and liabilities, and delays implementation by us until January 1, 2009.  SFAS 157 has not and is not expected to materially affect how we determine fair value, but it has resulted in certain additional disclosures (see Note 15).

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” to clarify the provisions of SFAS 157 relating to valuing a financial asset when the market for that asset is not active.  This FSP was effective upon issuance and has not had a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R.”  This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  These changes will be reported in comprehensive income.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position (the “Measurement Provision”) is effective for us on December 31, 2008.  We have assessed the potential impact of the Measurement Provision of SFAS 158 and concluded that its adoption will not have a material effect on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.”  SFAS 141R expands the original guidance’s definition of a business.  It broadens the fair value measurement and recognition to all assets acquired, liabilities assumed and interests transferred as a result of business combinations.  SFAS 141R requires expanded disclosures to improve the ability to evaluate the nature and financial effects of business combinations.  SFAS 141R is effective for us for business combinations made on or after January 1, 2009.  While we have not formally quantified the effect, we expect the adoption of SFAS 141R to have a material effect on our accounting for future acquisition of properties.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.”  SFAS 160 requires that a noncontrolling interest in an unconsolidated entity be reported as equity and any losses in excess of an unconsolidated entity’s equity interest be recorded to the noncontrolling interest.  The statement requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS 160 is effective for us on January 1, 2009 and many provisions will be applied retrospectively.  We are currently evaluating the impact SFAS 160 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for us as amended by FASB Staff Position No. FAS 133-1 and FIN 45-4 (see below) on December 31, 2008.  We are currently evaluating the impact SFAS 161 will have to the disclosures included in our consolidated financial statements.

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

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 will require that the initial debt proceeds from the sale of our convertible and exchangeable senior debentures be allocated between a liability component and an equity component in a manner that will reflect our effective nonconvertible borrowing rate.  The resulting debt discount would be amortized using the effective interest method over the period the debt is expected to be outstanding as additional interest expense.  FSP APB 14-1 is effective for us on January 1, 2009 and requires retroactive application.  Upon the adoption of FSP APB 14-1, we estimate the unamortized debt discount (as of September 30, 2008) to be approximately $25.2 million to be included as a reduction of debt and approximately $43.5 million as accumulated additional paid-in capital on our consolidated balance sheet.  We estimate incremental interest expense to be approximately $7.7 million for the first nine months of 2008 and $7.9 million and $3.2 million for the years ended December 31, 2007 and 2006, respectively.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in presenting financial statements in conformity with generally accepted accounting principles in the United States.  SFAS 162 is effective for us on November 15, 2008.  We believe that the adoption of this standard on its effective date will not have a material effect on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1(“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  FSP EITF 03-6-1 considers unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities.  These participating securities shall be included in the computation of earnings per share pursuant to the two-class method under FASB Statement No. 128.  FSP EITF 03-6-1 is effective for us on January 1, 2009.  All prior-period earnings per share data presented shall be adjusted retrospectively.  We are currently evaluating the impact FSP EITF 03-6-1 will have on our consolidated financial statements.

In September 2008, the FASB issued FASB Staff Position No. FAS 133-1 and FIN 45-4 (“FSP FAS 133-1”), “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.”  FSP FAS 133-1 requires disclosures by sellers of credit derivatives; additional disclosures on current status of payment/performance risk of guarantees and clarified the effective date of SFAS 161.  FSP FAS 133-1 is effective for us on December 31, 2008.  We are currently evaluating the impact FSP FAS 133-1 will have on our consolidated financial statements.

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk

We use fixed and floating-rate debt to finance our capital requirements.  These transactions expose us to market risk related to changes in interest rates.  Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions.  These swap agreements expose us to credit risk in the event of nonperformance by the counter-parties to the swaps.  We do not engage in the trading of derivative financial instruments in the normal course of business.  At September 30, 2008, we had fixed-rate debt of $2.8 billion and variable-rate debt of $549.4 million, after adjusting for the net effect of $50 million notional amount of interest rate swaps.  At December 31, 2007, we had fixed-rate debt of $2.8 billion and variable-rate debt of $321.7 million, after adjusting for the net effect of $50 million notional amount of interest rate swaps.

ITEM 4.        Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2008.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008.

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.     Risk Factors

Our merchant development program could affect our operating results.

Through our merchant development program, we develop primarily neighborhood and community shopping centers, with the objective of selling the properties (or interests therein) to third parties, as opposed to retaining the properties in our portfolio on a long-term basis.  Due to the inherent uncertainty associated with our merchant development program, our operating results and financial indicators, such as funds from operations (“FFO”), will fluctuate from time to time.  Accordingly, fluctuations in the results of our merchant development program could cause us to be unable to meet, or to exceed, our publicly disclosed financial performance outlook, as well as FFO per share estimates of security analysts for any given period.  Our expectations with respect to sales in our merchant development program are based on currently available information, and no assurance can be given regarding the timing, terms or consummation of any sale.  Failure to meet our publicly disclosed financial performance outlook or security analyst estimates could have a material adverse effect on the trading price of our common shares of beneficial interest.

We have no other material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

DATE:    November 7, 2008

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

10.46†	—	Severance Benefit and Stay Pay Bonus Plan dated September 20, 2007 (filed as Exhibit 10.46 on WRI’s Form 10-K for the year ended December 31, 2007 and incorporated by reference).
10.47†	—	2007 Reduction in Force Severance Pay Plan dated November 6, 2007 (filed as Exhibit 10.47 on WRI’s Form 10-K for the year ended December 31, 2007 and incorporated by reference).
10.48†*	—	Fifth Amendment to the Weingarten Realty Retirement Plan, dated August 1, 2008.

14.1	—
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