Form 10-K
period 2008-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2009-03-02
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

The aggregate market value of the common shares of beneficial interest held by non-affiliates on June 30, 2008 (based upon the closing sale price on the New York Stock Exchange of $30.32) was $2,136,339,711.  As of June 30, 2008, there were 83,992,905 common shares of beneficial interest, $.03 par value, outstanding.

As of January 31, 2009, there were 87,132,356 common shares of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relating to its Annual Meeting of Shareholders to be held May 1, 2009 are incorporated by reference in Part III.

Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) general economic and local real estate conditions, (ii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iii) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (iv) changes in governmental laws and regulations, (v) the level and volatility of interest rates, (vi) the availability of suitable acquisition opportunities, (vii) changes in expected development activity, (viii) increases in operating costs, (ix) tax matters, including failure to qualify as a real estate investment trust, could have adverse consequences, (x) investments through real estate joint ventures and partnerships involve risks not present in investments in which we are the sole investor and (xi) changes in merchant development activity.  Accordingly, there is no assurance that our expectations will be realized.  For further discussion of the factors that could materially affect the outcome of our forward-looking statements and our future results and financial condition, see ”Item 1A. Risk Factors.”

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

At December 31, 2008, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 379 developed income-producing properties and 25 properties under various stages of construction and development.  The total number of centers includes 323 neighborhood and community shopping centers located in 22 states spanning the country from coast to coast.  We also owned 78 industrial projects located in California, Florida, Georgia, Tennessee, Texas and Virginia and three other operating properties located in Arizona and Texas.  The portfolio of properties is approximately 73.0 million square feet.

We also owned interests in 31 parcels of land held for development that totaled approximately 29.8 million square feet.

At December 31, 2008, we employed 404 full-time persons and our principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008, and our phone number is (713) 866-6000.  We also have nine regional offices located in various parts of the United States.

Investment and Operating Strategy.  Our long-term investment strategy is to increase cash flow and the value of our portfolio through intensive hands-on management of our existing portfolio of assets, selective remerchandising and renovation of properties and the acquisition and development of income-producing real estate assets where the returns on such investments exceed our blended long-term cost of capital.  We have expanded our new development program to include both operating properties and a merchant developer component where we will build, lease and then sell the developed real estate.  Based on current market conditions, we anticipate acquisition volumes and investments in additional new development projects will be minimal.  Our estimated gross investment in the 25 properties under construction or in preconstruction stages and five properties that stabilized in 2008 is $560.2 million.

To improve the quality of the portfolio, we pursue the disposition of selective non-core assets as circumstances warrant.

At December 31, 2008, neighborhood and community shopping centers generated 89.2% of total revenue and industrial properties accounted for 9.4%.  We expect to continue to focus the future growth of the portfolio in neighborhood and community centers and bulk industrial properties in markets where we currently operate as well as other markets primarily throughout the United States.  While we do not anticipate significant investment in other classes of real estate such as multi-family or office assets, we remain open to alternative uses of our available capital.

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

We may invest in mortgages; however, we have traditionally invested in first mortgages to real estate joint ventures or partnerships in which we own an equity interest.  We may also invest in securities of other issuers for the purpose, among others, of exercising control over such entities, subject to the gross income and asset tests necessary for REIT qualification.

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

Diversification from both a geographic and tenancy perspective is a critical component of our operating strategy.  While approximately 35.0% of the building square footage of our properties is located in the State of Texas, we continue to expand our holdings outside the state.  With respect to tenant diversification, our two largest merchants accounted for 2.7% and 1.6%, respectively, of our total rental revenues for the year ended December 31, 2008.  No other tenant accounted for more than 1.6% of our total rental revenues.

We finance our growth and working capital needs in a conservative manner.  Our credit ratings were BBB and BBB+ from Standard & Poors and Baa2 and Baa1 from Moody's Investor Services as of December 31, 2008 and 2007, respectively.  We intend to maintain a conservative approach to managing our balance sheet, which, in turn, gives us many options to raising debt or equity capital when needed.  At December 31, 2008, our ratio of earnings to combined fixed charges and preferred dividends as defined by the Securities and Exchange Commission, not based on funds from operations, was 1.1 to 1 and our debt to total market capitalization was 57.5%.

Our policies with respect to the investment and operating strategies discussed above are reviewed by our Board of Trust Managers periodically and may be modified without a vote of our shareholders.

Location of Properties. Our properties are located in 23 states, primarily throughout the southern half of the country.  As of December 31, 2008, of our 404 properties, which were owned or operated under long-term leases either directly or through our interest in real estate joint ventures or partnerships, 90 are located in Houston and its surrounding areas, and an additional 73 properties are located in other parts of Texas.  We also have 31 parcels of land held for development, 12 of which are located in Houston and its surrounding areas and six of which are located in other parts of Texas.  Because of our investments in Houston and its surrounding areas, as well as in other parts of Texas, the Houston and Texas economies affect, to a large degree, our business and operations.

Economic Factors. As expected, the national economy continued to soften in 2008.  The residential mortgage and capital markets were under extreme stress, primarily in the form of escalating default rates on sub-prime mortgages and declining residential housing prices nationwide.  This “credit” crisis expanded to the broader commercial credit markets and has generally reduced the availability of financing and widened spreads.  These factors, coupled with a slowing economy, negatively impacted the volume of real estate transactions and capitalization rates, which, in turn, negatively impacted stock price performance of public real estate companies, including ours.  Due to our analysis of current economic considerations, including the effects of tenant bankruptcies, lack of available funding and halt of tenant expansion plans for new development projects and declines in the real estate values, plans related to our new development properties including land held for development changed, and the use of these assets was no longer certain which brought about an impairment charge.  Impairments, primarily related to our new development properties, of $52.5 million were recognized for the year ended December 31, 2008.  While the decline in the housing market has affected consumer spending, the vast majority of our properties are located in densely populated metropolitan areas and are anchored by supermarkets and discount stores, which generally provide basic necessity-type items and tend to be less affected by economic cycles.  Furthermore, our portfolio is strategically positioned in geographic markets that are forecasted to exceed the national average according to many economic measures.  Many of our operating areas throughout the United States continue to show stable employment growth and higher than average rent growth among larger metropolitan areas.  However, if weaker economic conditions persist in 2009 and beyond, our real estate portfolio may experience lower occupancy and effective rents, which would result in a corresponding decrease in net income, funds from operations and cash flows.  In addition, the value of our investment in real estate joint ventures and partnerships and notes receivable from real estate joint ventures and partnerships may also decline.

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

Materials Available on Our Website.  Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding our officers, trust managers or 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through our website (www.weingarten.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  We have also made available on our website copies of our Audit Committee Charter, Management Development and Compensation Committee Charter, Governance Committee Charter, Code of Conduct and Ethics and Governance Policies.  In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website.  You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 or the SEC’s Internet site at www.sec.gov.  Materials on our website are not part of our Annual Report on Form 10-K.

Financial Information.  Additional financial information concerning us is included in the Consolidated Financial Statements located on pages 50 through 85 herein.

ITEM 1A.     Risk Factors

Recent disruptions in the financial markets could affect our liquidity and have other adverse effects on us and the market price of our common shares of beneficial interest.

The United States and global equity and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably.  These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing.  Continued uncertainty in the equity and credit markets may negatively impact our ability to access additional financing at reasonable terms or at all, which may negatively affect our ability to complete dispositions, form joint ventures or refinance our debt.  A prolonged downturn in the equity or credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly.  In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of financing or difficulties in obtaining financing.  These events in the equity and credit markets may make it more difficult or costly for us to raise capital through the issuance of our common shares of beneficial interest or preferred shares.  These disruptions in the financial markets also may have a material adverse effect on the market value of our common shares of beneficial interest and preferred shares and other adverse effects on us or the economy generally.  There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of equity or credit financing.

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

The current volatility in the stock market has created price and volume fluctuations that have not necessarily been comparable to operating performance.

The economic performance and value of our shopping centers depend on many factors, each of which could have an adverse impact on our cash flows and operating results.

The economic performance and value of our properties can be affected by many factors, including the following:

▪	Changes in the national, regional and local economic climate;
▪	Local conditions such as an oversupply of space or a reduction in demand for real estate in the area;
▪	The attractiveness of the properties to tenants;
▪	Competition from other available space;
▪	Our ability to provide adequate management services and to maintain our properties;
▪	Increased operating costs, if these costs cannot be passed through to tenants;
▪	The expense of periodically renovating, repairing and releasing spaces;
▪	Consequence of any armed conflict involving, or terrorist attack against, the United States;
▪	Our ability to secure adequate insurance;
▪	Fluctuations in interest rates;
▪	Changes in real estate taxes and other expenses; and
▪	Availability of financing on acceptable terms or at all.

Our properties consist primarily of neighborhood and community shopping centers and, therefore, our performance is linked to general economic conditions in the market for retail space.  The market for retail space has been and may continue to be adversely affected by weakness in the national, regional and local economies where our properties are located, the adverse financial condition of some large retail companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing consumer purchases through catalogues and the Internet.  To the extent that any of these conditions occur, they are likely to affect market rents for retail space.  In addition, we may face challenges in the management and maintenance of the properties or encounter increased operating costs, such as real estate taxes, insurance and utilities, which may make our properties unattractive to tenants.

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

Our dependence on rental income may adversely affect our profitability, our ability to meet our debt obligations and our ability to make distributions to our shareholders.

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

Any of these actions could result in the termination of the tenants’ lease and the loss of rental income attributable to the terminated leases.  In addition, lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could also result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases.  In these events, we cannot be sure that any tenant whose lease expires will renew that lease or that we will be able to re-lease space on economically advantageous terms.  The loss of rental revenues from a number of our tenants and our inability to replace such tenants, particularly in the case of a substantial tenant with leases in multiple locations, may adversely affect our profitability, our ability to meet debt and other financial obligations and our ability to make distributions to the shareholders.  Through the twelve months ended December 31, 2008, we had 106 tenants that either closed stores due to bankruptcy or declared bankruptcy.  Such closings and bankruptcies represent 2.9% of leasable space in our portfolio.

We may be unable to collect balances due from tenants in bankruptcy.

A tenant that files for bankruptcy protection may not continue to pay us rent.  A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar all efforts by us to collect pre-bankruptcy debts from the tenant or the lease guarantor, or their property, unless the bankruptcy court permits us to do so.  A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases and could ultimately preclude collection of these sums.  If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages.  As a result, it is likely that we would recover substantially less than the full value of any unsecured claims it holds, if at all.

Our development and construction activities could adversely affect our operating results.

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

Our merchant development program could adversely affect our operating results.

Through our merchant development program, we develop primarily neighborhood and community shopping centers, with the objective of selling the properties (or interests therein) to third parties, as opposed to retaining the properties in our portfolio on a long-term basis.  Due to the inherent uncertainty associated with our merchant development program, our operating results and financial indicators, such as funds from operations (“FFO”), will fluctuate from time to time.  Accordingly, fluctuations in the results of our merchant development program could cause us to be unable to meet, or to exceed, our publicly disclosed financial performance outlook, as well as FFO per share estimates of security analysts for any given period.  Our expectations with respect to sales in our merchant development program are based on currently available information, and no assurance can be given regarding the timing, terms or consummation of any sale.  Furthermore, market conditions can impact our ability to sell these properties as potential funding may not be readily available to prospective buyers.  Failure to meet our publicly disclosed financial performance outlook or security analyst estimates could have a material adverse effect on the trading price of our common shares of beneficial interest.

There is a lack of operating history with respect to our recent acquisitions and development of properties, and we may not succeed in the integration or management of additional properties.

These properties may have characteristics or deficiencies currently unknown to us that affect their value or revenue potential.  It is also possible that the operating performance of these properties may decline under our management.  As we acquire additional properties, we will be subject to risks associated with managing new properties, including lease-up and tenant retention.  In addition, our ability to manage our growth effectively will require us to successfully integrate our new acquisitions into our existing management structure.  We may not succeed with this integration or effectively manage additional properties.  Also, newly acquired properties may not perform as expected.

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

In general, the maximum U.S. federal income tax rate for dividends paid to individual U.S. shareholders is 15% (through 2009).  Unlike dividends received from a corporation that is not a REIT, our distributions to individual shareholders generally are not eligible for the reduced rates.

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

ITEM 1B.     Unresolved Staff Comments

None.

ITEM 2.        Properties

At December 31, 2008, our real estate properties consisted of 404 locations in 23 states.  A complete listing of these properties, including the name, location, building area and land area, is as follows (in square feet):

		Building	Land
Center and Location		Area	Area

Retail

Arizona
Arrowhead Festival S.C., 75th Ave. at W. Bell Rd., Glendale		176,458	157,000
Basha's Valley Plaza, S. McClintock at E. Southern, Tempe		145,104	570,000
Broadway Marketplace, Broadway at Rural, Tempe		82,757	347,000
Camelback Village Square, Camelback at 7th Avenue, Phoenix		234,494	543,000
Entrada de Oro, Magee Road and Oracle Road, Tucson		109,091	572,000
Fountain Plaza, 77th St. at McDowell, Scottsdale		267,271	445,000
Fry's Ellsworth Plaza, Broadway Rd. at Ellsworth Rd., Mesa		73,608	58,000
Laveen Village Market, Baseline Rd. at 51st St., Phoenix		111,644	372,274
Madera Village, Tanque Verde Rd. and Catalina Hwy, Tucson		107,326	419,000
Mohave Crossroads, Bullhead Parkway at State Route 95, Bullhead City	(2)	346,227	1,363,208
Monte Vista Village Center, Baseline Rd. at Ellsworth Rd., Mesa		104,151	353,000
Oracle Crossings, Oracle Highway and Magee Road, Tucson		253,625	1,307,000
Oracle Wetmore, Wetmore Road and Oracle Highway, Tucson		256,093	1,181,000
Palmilla Center, Dysart Rd. at McDowell Rd., Avondale		169,142	264,000
Pueblo Anozira, McClintock Dr. at Guadalupe Rd., Tempe		157,309	769,000
Raintree Ranch, Ray Road at Price Road, Chandler	(2)	136,230	714,813
Rancho Encanto, 35th Avenue at Greenway Rd., Phoenix		66,837	246,440
Red Mountain Gateway, Power Rd. at McKellips Rd., Mesa		205,568	353,000
Scottsdale Horizon, Frank Lloyd Wright Blvd and Thompson Peak Parkway, Scottsdale		10,337	61,000
Shoppes at Bears Path, Tanque Verde Rd. and Bear Canyon Rd., Tucson		65,779	362,000
Squaw Peak Plaza, 16th Street at Glendale Ave., Phoenix		61,060	220,000
The Shoppes at Parkwood Ranch, Southern Avenue and Signal Butte Road, Mesa	(2)	72,184	633,302
University Plaza, Plaza Way at Milton Rd., Flagstaff		165,621	919,000
Val Vista Towne Center, Warner at Val Vista Rd., Gilbert		216,372	366,000
Arizona, Total		3,594,288	12,596,037

Arkansas
Markham Square, W. Markham at John Barrow, Little Rock		126,904	514,000
Markham West, 11400 W. Markham, Little Rock		178,210	769,000
Westgate, Cantrell at Bryant, Little Rock		52,626	206,000
Arkansas, Total		357,740	1,489,000

California
580 Market Place, E. Castro Valley at Hwy. I-580, Castro Valley		100,165	444,000
Arcade Square, Watt Ave. at Whitney Ave., Sacramento		76,497	234,000
Buena Vista Marketplace, Huntington Dr. at Buena Vista St., Duarte		90,805	322,000
Centerwood Plaza, Lakewood Blvd. at Alondra Dr., Bellflower		75,500	333,000
Chino Hills Marketplace, Chino Hills Pkwy. at Pipeline Ave., Chino Hills		309,098	1,187,000
Creekside Center, Alamo Dr. at Nut Creek Rd., Vacaville		116,229	400,000
Discovery Plaza, W. El Camino Ave. at Truxel Rd., Sacramento		93,398	417,000
El Camino Promenade, El Camino Real at Via Molena, Encinitas		129,753	451,000
Freedom Centre, Freedom Blvd. At Airport Blvd., Watsonville		150,241	543,000
Fremont Gateway Plaza, Paseo Padre Pkwy. at Walnut Ave., Fremont		194,601	650,000
Greenhouse Marketplace, Lewelling Blvd. at Washington Ave., San Leandro		238,664	578,000
Hallmark Town Center, W. Cleveland Ave. at Stephanie Ln., Madera		85,066	365,000
Jess Ranch Marketplace, Bear Valley Road at Jess Ranch Parkway, Apple Valley	(1)(2)(3)	292,038	-
Jess Ranch Phase III, Bear Valley Road at Jess Ranch Parkway, Apple Valley	(1)(2)(3)	149,632	794,664
Marshalls Plaza, McHenry at Sylvan Ave., Modesto		78,752	218,000
Menifee Town Center, Antelope Rd. at Newport Rd., Menifee		248,494	658,000
Prospectors Plaza, Missouri Flat Rd. at US Hwy. 50, Placerville		228,345	866,684
Rancho San Marcos Village, San Marcos Blvd. at Rancho Santa Fe Rd., San Marcos		120,829	541,000

		Building	Land
Center and Location		Area	Area

San Marcos Plaza, San Marcos Blvd. at Rancho Santa Fe Rd., San Marcos		81,086	116,000
Shasta Crossroads, Churn Creek Rd. at Dana Dr., Redding		252,802	520,000
Silver Creek Plaza, E. Capital Expressway at Silver Creek Blvd., San Jose		199,179	573,000
Southampton Center, IH-780 at Southampton Rd., Benecia		162,390	596,000
Stony Point Plaza, Stony Point Rd. at Hwy. 12, Santa Rosa		198,528	619,000
Summerhill Plaza, Antelope Rd. at Lichen Dr., Sacramento		133,614	704,000
Sunset Center, Sunset Ave. at State Hwy. 12, Suisun City		85,238	359,000
Tully Corners Shopping Center, Tully Rd at Quimby Rd, San Jose	(1)(3)	115,992	430,891
Valley, Franklin Boulevard and Mack Road, Sacramento		103,605	580,000
Westminster Center, Westminster Blvd. at Golden West St., Westminster		417,870	1,739,000
California, Total		4,528,411	15,239,239

Colorado
Academy Place, Academy Blvd. at Union Blvd., Colorado Springs		261,419	404,000
Aurora City Place, E. Alameda at I225, Aurora	(1)(3)	547,283	2,260,000
CityCenter Englewood, S. Santa Fe at Hampden Ave., Englewood	(1)(3)	360,543	452,941
Crossing at Stonegate, Jordon Rd. at Lincoln Ave., Parker	(1)(3)	109,058	870,588
Glenwood Meadows, Midland Ave. at W. Meadows, Glenwood Springs	(1)(3)	395,760	1,287,805
Green Valley Ranch Towne Center, Tower Rd. at 48th Ave., Denver	(1)(3)	113,006	276,000
Lowry Town Center, 2nd Ave. at Lowry Ave., Denver	(1)(3)	129,439	246,000
River Point at Sheridan, Highway 77 and Highway 88, Sheridan	(1)(2)(3)	414,844	4,270,000
The Gardens on Havana, Mississippi at Havana, Aurora	(1)(2)(3)	515,830	-
Thorncreek Crossing, Washington St. at 120th St., Thornton	(1)(3)	386,130	1,156,863
Uintah Gardens, NEC 19th St. at West Uintah, Colorado Springs		212,638	677,000
Westminster Plaza, North Federal Blvd. at 72nd Ave., Westminster	(1)	153,169	636,000
Colorado, Total		3,599,119	12,537,197

Florida
Alafaya Square, Alafaya Trail, Oviedo	(1)(3)	176,486	915,000
Argyle Village, Blanding at Argyle Forest Blvd., Jacksonville		312,447	1,329,000
Boca Lyons, Glades Rd. at Lyons Rd., Boca Raton		113,689	545,000
Clermont Landing, U.S. 27 & Steve's Road	(1)(2)(3)	223,962	2,119,194
Colonial Landing, East Colonial Dr. at Maguire Boulevard, Orlando	(1)(2)	263,267	980,000
Colonial Plaza, E. Colonial Dr. at Primrose Dr., Orlando		496,751	2,009,000
Countryside Centre, US Highway 19 at Countryside Boulevard		242,123	906,440
East Lake Woodlands, East Lake Road and Tampa Road, Palm Harbor	(1)(3)	140,103	730,000
Embassy Lakes, Sheraton St. at Hiatus Rd., Cooper City		176,114	618,000
Epic Village - St. Augustine, SR 207 at Rolling Hills Dr	(1)(2)	53,625	1,001,880
Flamingo Pines, Pines Blvd. at Flamingo Rd., Pembroke Pines		368,111	1,447,000
Hollywood Hills Plaza, Hollywood Blvd. at North Park Rd., Hollywood		364,714	1,429,000
Indian Harbour Place, East Eau Gallie Boulevard, Indian Harbour Beach	(1)(3)	163,521	636,000
International Drive Value Center, International Drive and Touchstone Drive, Orlando	(1)(3)	185,664	985,000
Kendall Corners, Kendall Drive and SW 127th Avenue, Miami	(1)(3)	96,515	365,000
Lake Washington Crossing, Wickham Rd. at Lake Washington Rd., Melbourne	(1)(3)	118,828	580,000
Lake Washington Square, Wickham Rd. at Lake Washington Rd., Melbourne		111,811	688,000
Largo Mall, Ulmerton Rd. at Seminole Ave., Largo		571,638	1,888,000
Market at Southside, Michigan Ave. at Delaney Ave., Orlando		156,955	349,000
Marketplace at Seminole Towne Center, Central Florida Greenway and Rinehart Road, Sanford		493,751	1,743,000
Northridge, E. Commercial Blvd. at Dixie Hwy., Oakland Park		236,170	901,000
Palm Coast Center, State Road 100 & Belle Terre Parkway, Palm Coast	(1)(2)3)	331,671	1,319,873
Palm Lakes Plaza, Atlantic Boulevard and Rock Island Road, Maragate	(1)(3)	113,752	550,000
Paradise Key at Kelly Plantation, US Highway 98 and Mid Bay Bridge Rd, Destin	(1)(3)	271,777	1,247,123
Pembroke Commons, University at Pines Blvd., Pembroke Pines		314,401	1,394,000
Phillips Crossing, Interstate 4 and Sand Lake Road, Orlando	(2)	126,808	697,000
Phillips Landing, Turkey Lake Rd., Orlando	(2)	266,725	311,000
Pineapple Commons, Us Highway 1 and Britt Rd., Stuart	(1)(3)	249,014	762,736
Publix at Laguna Isles, Sheridan St. at SW 196th Ave., Pembroke Pines		69,475	400,000
Quesada Commons, Quesada Avenue and Toledo Blade Boulevard, Port Charlotte	(1)(3)	58,890	312,000
Shoppes at Paradise Isle, 34940 Emerald Coast Pkwy, Destin	(1)(3)	171,837	764,000

		Building	Land
Center and Location		Area	Area

Shoppes at Parkland, Hillsboro Boulevard at State Road #7, Parkland		152,052	905,000
Shoppes of Port Charlotte, Toledo Blade Boulevard and Tamiami Trail, Port Charlotte	(1)(3)	3,912	176,720
Shoppes of Port Charlotte, Toledo Blade Boulevard and Tamiami Trail, Port Charlotte	(1)(3)	41,011	276,000
South Dade, South Dixie Highway and Eureka Drive, Miami	(1)(3)	219,412	1,230,000
Sunrise West Shopping Center, West Commercial Drive and NW 91st Avenue, Sunrise	(1)(3)	76,321	540,000
Sunset 19, US Hwy. 19 at Sunset Pointe Rd., Clearwater		275,910	1,078,000
Tamiami Trail Shops, S.W. 8th St. at S.W. 137th Ave., Miami		110,867	515,000
The Marketplace at Dr. Phillips, Dr. Phillips Boulevard and Sand Lake Road, Orlando	(1)(3)	326,250	1,495,000
The Shoppes at South Semoran, Semoran Blvd. at Pershing Ave.		101,535	451,282
TJ Maxx Plaza, 117th Avenue at Sunset Blvd., Kendall		161,572	540,000
University Palms, Alafaya Trail at McCullough Rd., Oviedo	(1)	99,172	522,000
Venice Pines, Center Rd. at Jacaranda Blvd., Venice		97,303	525,000
Vizcaya Square, Nob Hill Rd. at Cleary Blvd., Plantation		112,410	521,000
Westland Terrace Plaza, SR 50 at Apopka Vineland Rd., Orlando		260,521	361,000
Winter Park Corners, Aloma Ave. at Lakemont Ave., Winter Park		102,397	400,000
Florida, Total		9,181,240	39,458,248

Georgia
Brookwood Marketplace, Peachtree Parkway at Mathis Airport Rd., Suwannee		370,134	1,459,000
Brookwood Square, East-West Connector at Austell Rd., Austell		253,448	971,000
Brownsville Commons, Brownsville Road and Hiram-Lithia Springs Road, Powder Springs		81,886	205,000
Camp Creek Marketplace II, Camp Creek Parkway and Carmla Drive, Atlanta		196,283	724,000
Cherokee Plaza, Peachtree Road and Colonial Drive, Atlanta	(1)	98,553	336,000
Dallas Commons, US Highway 278 and Nathan Dean Boulevard, Dallas		95,262	244,000
Grayson Commons, Grayson Hwy at Rosebud Rd., Grayson		76,611	507,383
Lakeside Marketplace, Cobb Parkway (US Hwy 41), Acworth		321,688	736,000
Mansell Crossing, North Point Parkway at Mansell Rd	(1)(3)	102,931	582,833
Perimeter Village, Ashford-Dunwoody Rd		387,755	1,803,820
Publix at Princeton Lakes, Carmia Drive and Camp Creek Drive, Atlanta		68,407	336,000
Reynolds Crossing, Steve Reynolds and Old North Cross Rd., Duluth		115,983	407,000
Roswell Corners, Woodstock Rd. at Hardscrabble Rd., Roswell		318,499	784,000
Sandy Plains Exchange, Sandy Plains at Scufflegrit, Marietta		72,784	452,000
Thompson Bridge Commons, Thompson Bridge Rd. at Mt. Vernon Rd., Gainesville		92,587	540,000
Georgia, Total		2,652,811	10,088,036

Illinois
Burbank Station, S. Cicero Ave. at W. 78th St.		303,566	1,013,380
Illinois, Total		303,566	1,013,380

Kansas
Kohl's, Wanamaker Rd. at S.W. 17th St., Topeka		115,716	444,000
Shawnee Village, Shawnee Mission Pkwy. at Quivera Rd., Shawnee		135,139	10,000
Kansas, Total		250,855	454,000

Kentucky
Festival at Jefferson Court, Outer Loop at Jefferson Blvd., Louisville		218,396	1,153,000
Millpond Center, Boston at Man O’War, Lexington		151,567	773,000
Regency Shopping Centre, Nicholasville Rd.& West Lowry Lane, Lexington		170,530	590,000
Tates Creek, Tates Creek at Man O’ War, Lexington		179,450	660,000
Kentucky, Total		719,943	3,176,000

Louisiana
14/Park Plaza, Hwy. 14 at General Doolittle, Lake Charles		172,068	535,000
Ambassador Plaza, Ambassador Caffery at W. Congress, Lafayette		101,950	34,915
Danville Plaza, Louisville at 19th, Monroe		141,380	539,000
K-Mart Plaza, Ryan St., Lake Charles	(1)(3)	215,948	126,000
Manhattan Place, Manhattan Blvd. at Gretna Blvd., Harvey		281,615	894,000
Orleans Station, Paris, Robert E. Lee at Chatham, New Orleans		-	31,000
Prien Lake Plaza, Prien Lake Rd. at Nelson Rd., Lake Charles		213,118	64,950
River Marketplace, Ambassador Caffery at Kaliste Saloom, Lafayette	(1)(3)	334,942	1,029,415
Southgate, Ryan at Eddy, Lake Charles		170,588	511,000

		Building	Land
Center and Location		Area	Area

Town & Country Plaza, U.S. Hwy. 190 West, Hammond		226,102	645,000
University Place, 70th St. at Youree Dr., Shreveport	(1)(3)	401,154	1,078,431
Westwood Village, W. Congress at Bertrand, Lafayette		141,346	942,000
Louisiana, Total		2,400,211	6,430,711

Maine
The Promenade, Essex at Summit, Lewiston	(1)	197,845	962,667
Maine, Total		197,845	962,667

Missouri
Ballwin Plaza, Manchester Rd. at Vlasis Dr., Ballwin		200,915	653,000
Western Plaza, Hwy 141 at Hwy 30, Fenton	(1)(3)	56,634	654,000
Missouri, Total		257,549	1,307,000

Nevada
Best in the West, Rainbow at Lake Mead Rd., Las Vegas		436,814	1,516,000
Charleston Commons, Charleston and Nellis, Las Vegas		338,378	1,314,791
College Park S.C., E. Lake Mead Blvd. at Civic Ctr. Dr., North Las Vegas		167,654	721,000
Eastern Horizon, Eastern Ave. at Horizon Ridge Pkwy., Henderson		210,287	478,000
Francisco Centre, E. Desert Inn Rd. at S. Eastern Ave., Las Vegas		148,815	639,000
Mission Center, Flamingo Rd. at Maryland Pkwy, Las Vegas		208,220	570,000
Paradise Marketplace, Flamingo Rd. at Sandhill, Las Vegas		148,713	537,000
Rainbow Plaza, Phase I, Rainbow Blvd. at Charleston Blvd., Las Vegas		136,369	514,518
Rainbow Plaza, Rainbow Blvd. at Charleston Blvd., Las Vegas		278,416	1,033,482
Rancho Towne & Country, Rainbow Blvd. at Charleston Blvd., Las Vegas		87,367	350,000
Tropicana Beltway, Tropicana Beltway at Fort Apache Rd., Las Vegas		640,749	1,466,000
Tropicana Marketplace, Tropicana at Jones Blvd., Las Vegas		142,728	519,000
Westland Fair North, Charleston Blvd. At Decatur Blvd., Las Vegas		576,202	2,342,061
Nevada, Total		3,520,712	12,000,852

New Mexico
De Vargas, N. Guadalupe at Paseo de Peralta, Santa Fe		312,421	795,000
Eastdale, Candelaria Rd. at Eubank Blvd., Albuquerque		117,623	601,000
North Towne Plaza, Academy Rd. at Wyoming Blvd., Albuquerque		104,034	607,000
Pavillions at San Mateo, I-40 at San Mateo, Albuquerque		195,944	791,000
Plaza at Cottonwood, Coors Bypass Blvd. at Seven Bar Loop Rd., Albuquerque		418,322	386,000
Wyoming Mall, Academy Rd. at Northeastern, Albuquerque		267,886	1,309,000
New Mexico, Total		1,416,230	4,489,000

North Carolina
Avent Ferry, Avent Ferry Rd. at Gorman St., Raleigh		111,650	669,000
Bull City Market, Broad St. at West Main St., Durham		42,517	112,000
Capital Square, Capital Blvd. at Huntleigh Dr., Cary		143,063	607,000
Chatham Crossing, US 15/501 at Plaza Dr., Chapel Hill	(1)(3)	96,155	424,000
Cole Park Plaza, US 15/501 and Plaza Dr., Chapel Hill	(1)(3)	82,258	380,000
Durham Festival, Hillsborough Rd. at LaSalle St., Durham		134,295	487,000
Falls Pointe, Neuce Rd. at Durant Rd., Raleigh		193,331	659,000
Galleria, Galleria Boulevard and Sardis Road, Charlotte		328,144	799,000
Harrison Pointe, Harrison Ave. at Maynard Rd., Cary		130,934	1,297,306
Heritage Station, Forestville Rd. at Rogers Rd., Wake Forest		68,778	392,000
High House Crossing, NC Hwy 55 at Green Level W. Rd., Cary		89,997	606,000
Johnston Road Plaza, Johnston Rd. at McMullen Creek Pkwy., Charlotte		79,508	466,000
Leesville Town Centre, Leesville Rd. at Leesville Church Rd., Raleigh		112,576	904,000
Little Brier Creek, Little Brier Creek Lane and Brier Leaf Lane, Raleigh		63,011	90,000
Lynnwood Collection, Creedmoor Rd at Lynn Road, Raleigh		86,362	429,000
Mineral Springs Village, Mineral Springs Rd. at Wake Forest Rd., Durham		59,859	572,000
Northwoods Market, Maynard Rd. at Harrison Ave., Cary		77,802	431,000
Parkway Pointe, Cory Parkway at S. R. 1011, Cary		80,061	461,000
Pinecrest Plaza, Hwy. 15-501 at Morganton Rd., Pinehurst		250,140	1,438,000
Ravenstone Commons, Hwy 98 at Sherron Rd., Durham		60,424	374,000
Six Forks Station, Six Forks Rd. at Strickland Rd., Raleigh		467,270	1,843,000

		Building	Land
Center and Location		Area	Area

Steele Creek Crossing, York Rd. at Steele Creek Rd., Charlotte		77,301	491,000
Stonehenge Market, Creedmoor Rd. at Bridgeport Dr., Raleigh		188,521	669,000
Surf City Crossing, Highway 17 and Highway 210, Surf City	(1)(2)	48,756	1,714,109
Waterford Village, US Hwy 17 & US Hwy 74/76, Leland	(1)(2)	69,701	830,447
Whitehall Commons, NWC of Hwy. 49 at I-485, Charlotte		444,496	360,000
North Carolina, Total		3,586,910	17,504,862

Oklahoma
Market Boulevard , E. Reno Ave. at N. Douglas Ave., Midwest City		35,765	142,000
Town and Country, Reno Ave at North Air Depot, Midwest City		135,892	540,000
Oklahoma, Total		171,657	682,000

Oregon
Clackamas Square, SE 82nd Avenue and SE Causey Avenue, Portland	(1)(3)	136,739	215,000
Oak Grove Market Center, SE Mcloughlin Blvd & Oak Grove Ave		97,207	292,288
Raleigh Hills Plaza, SW Beaverton-Hillsdale Hwy and SW Scholls Ferry Road, Portland	(1)(3)	39,520	165,000
Oregon, Total		273,466	672,288

South Carolina
Fresh Market Shoppes, 890 William Hilton Head Pkwy, Hilton Head	(1)(3)	86,120	436,000
South Carolina, Total		86,120	436,000

Tennessee
Bartlett Towne Center, Bartlett Blvd. at Stage Rd., Bartlett		179,364	774,000
Commons at Dexter Lake Phase II, Dexter at N. Germantown, Memphis	(1)	61,538	272,792
Commons at Dexter Lake, Dexter at N. Germantown, Memphis	(1)	166,958	740,208
Highland Square, Summer at Highland, Memphis		14,490	84,000
Mendenhall Commons, South Mendenahall Rd. and Sanderlin Avenue, Memphis	(1)	79,871	250,000
Ridgeway Trace, Memphis	(2)	209,327	275,915
Summer Center, Summer Ave. at Waring Rd., Memphis		148,581	560,000
Tennessee, Total		860,129	2,956,915

Texas
10/Federal, I-10 at Federal	(1)	132,472	474,000
Alabama-Shepherd, S. Shepherd at W. Alabama		56,110	176,000
Angelina Village, Hwy. 59 at Loop 287, Lufkin		248,199	1,835,000
Bayshore Plaza, Spencer Hwy. at Burke Rd.		121,966	196,000
Bell Plaza, 45th Ave. at Bell St., Amarillo	(1)	130,529	682,000
Bellaire Boulevard, Bellaire at S. Rice	(1)	35,081	137,000
Boswell Towne Center, Highway 287 at Bailey Boswell Rd., Saginaw		87,835	137,000
Braeswood Square, N. Braeswood at Chimney Rock		103,336	422,000
Broadway , Broadway at 59th St., Galveston	(1)	74,477	220,000
Broadway, S. Broadway at W. 9th St., Tyler		60,400	259,000
Calder, Calder at 24th St., Beaumont		34,641	95,000
Cedar Bayou, Bayou Rd., La Marque		45,561	51,000
Central Plaza, Loop 289 at Slide Rd., Lubbock		151,196	529,000
Centre at Post Oak, Westheimer at Post Oak Blvd.		182,070	505,000
Champions Village, F.M. 1960 at Champions Forest Dr.	(1)	383,779	1,391,000
Coronado, 34th St. at Wimberly Dr., Amarillo		46,829	201,000
Crossroads, I-10 at N. Main, Vidor		115,692	484,000
Cullen Place, Cullen at Reed		7,316	30,000
Cullen Plaza, Cullen at Wilmington	(1)	84,517	318,000
Custer Park, SWC Custer Road at Parker Road, Plano		180,568	376,000
Cypress Pointe, F.M. 1960 at Cypress Station		287,364	737,000
Eastpark, Mesa Rd. at Tidwell		1,576	85,262
Edgebrook, Edgebrook at Gulf Fwy.	(1)	78,324	360,000
Fiesta Trails, I-10 at DeZavala Rd., San Antonio		488,370	1,589,000
Fiesta Village, Quitman at Fulton	(1)	30,249	80,000
Fondren/West Airport, Fondren at W. Airport		56,593	223,000
Food King Place, 25th St. at Avenue P, Galveston		28,062	78,000
Galveston Place, Central City Blvd. at 61st St., Galveston		210,187	828,000

		Building	Land
Center and Location		Area	Area

Gateway Station, I-35W and McAlister Rd., Burleson	(1)(2)	31,960	344,286
Gillham Circle, Gillham Circle at Thomas, Port Arthur		33,134	94,000
Glenbrook Square, Telephone Road	(1)	76,483	320,000
Griggs Road, Griggs at Cullen	(1)	80,114	382,000
Harrisburg Plaza, Harrisburg at Wayside	(1)	93,438	334,000
Heights Plaza, 20th St. at Yale		71,777	228,000
Horne Street Market, I-30 & Horne Street, Fort Worth	(2)	42,267	223,463
Humblewood Shopping Plaza, Eastex Fwy. at F.M. 1960		277,837	784,000
I-45/Telephone Rd. Center, I-45 at Maxwell Street	(1)	172,609	819,000
Independence Plaza, Town East Blvd., Mesquite		179,182	787,000
Island Market Place, 6th St. at 9th Ave., Texas City		27,277	90,000
Jacinto City, Market at Baca	(1)	49,138	134,000
Killeen Marketplace, 3200 E. Central Texas Expressway, Killeen		251,137	512,000
Kirby Strip Center, Kirby Dr, Houston		10,000	37,897
Lake Pointe Market Center, Dalrock Rd. at Lakeview Pkwy., Rowlett		124,036	218,158
Las Tiendas Plaza, Expressway 83 at McColl Rd., McAllen	(1)(3)	530,067	910,000
Lawndale, Lawndale at 75th St.	(1)	52,127	177,000
League City Plaza, I-45 at F.M. 518, League City	(1)	126,990	680,000
Little York Plaza, Little York at E. Hardy	(1)	117,353	483,000
Lone Star Pavilions, Texas at Lincoln Ave., College Station		106,907	439,000
Lyons Avenue, Lyons at Shotwell	(1)	67,629	178,000
Market at Nolana, Nolana Ave and 29th St., McAllen	(1)(2)(3)	230,261	508,000
Market at Sharyland Place, U.S. Expressway 83 and Shary Road, Mission	(1)(2)(3)	415,912	543,000
Market at Town Center, Town Center Blvd., Sugar Land		375,820	1,733,000
Market at Westchase, Westheimer at Wilcrest		84,084	318,000
Montgomery Plaza, Loop 336 West at I-45, Conroe		296,837	1,179,000
Moore Plaza, S. Padre Island Dr. at Staples, Corpus Christi		533,577	1,491,000
New Boston Road, New Boston at Summerhill, Texarkana		97,000	335,000
North Creek Plaza, Del Mar Blvd. at Hwy. I-35, Laredo		448,756	1,251,000
North Main Square, Pecore at N. Main		18,515	64,000
North Oaks, F.M. 1960 at Veterans Memorial	(1)	404,733	1,646,000
North Park Plaza, Eastex Fwy. at Dowlen, Beaumont	(1)(3)	281,401	636,000
North Towne Plaza, U.S. 77 and 83 at SHFM 802, Brownsville	(1)(2)	117,000	1,258,551
North Triangle , I-45 at F.M. 1960		16,060	113,000
Northbrook Center, Northwest Fwy. at W. 34th		172,479	655,000
Northcross, N. 10th St. at Nolana Loop, McAllen	(1)(3)	76,391	218,000
Northwest Crossing, N.W. Fwy. at Hollister	(1)(3)	304,064	884,000
Oak Forest, W. 43rd at Oak Forest		147,674	541,000
Oak Park Village, Nacogdoches at New Braunfels, San Antonio	(1)	64,287	221,000
Old Navy Building, 1815 10th Street, McAllen	(1)(3)	15,000	62,000
Orchard Green, Gulfton at Renwick		74,983	273,000
Overton Park Plaza, SW Loop 820/Interstate 20 at South Hulen St., Ft. Worth		463,302	1,636,000
Palmer Plaza, F.M. 1764 at 34th St., Texas City		196,506	367,000
Parliament Square II, W. Ave. at Blanco, San Antonio		54,541	220,919
Parliament Square, W. Ave. at Blanco, San Antonio		64,950	263,081
Phelan West, Phelan at 23rd St., Beaumont	(1)(3)	82,221	88,509
Phelan, Phelan at 23rd St, Beaumont		12,000	63,000
Pitman Corners, Custer Road at West 15th, Plano		192,283	699,000
Plantation Centre, Del Mar Blvd. at McPherson Rd., Laredo		134,919	596,000
Portairs, Ayers St. at Horne Rd., Corpus Christi		118,233	416,000
Preston Shepard Place, Preston Rd. at Park Blvd.	(1)(3)	363,337	1,359,072
Randall's /Cypress Station, F.M. 1960 at I-45		138,974	618,000
Randall's /Kings Crossing, Kingwood Dr. at Lake Houston Pkwy.	(1)	126,397	624,000
Randall's /Norchester, Grant at Jones		107,200	475,000
Richmond Square, Richmond Ave. at W. Loop 610		93,870	135,000
River Oaks East, W. Gray at Woodhead		71,265	206,000
River Oaks West, W. Gray at S. Shepherd		255,978	609,000
Rockwall, I-30 at Market Center Street, Rockwall		209,051	933,000
Rose-Rich, U.S. Hwy. 90A at Lane Dr., Rosenberg		103,385	386,000

		Building	Land
Center and Location		Area	Area

Sharyland Towne Crossing, Shary Rd. at Hwy. 83, Mission	(1)(2)(3)	476,376	2,008,000
Sheldon Forest North , North, I-10 at Sheldon		22,040	131,000
Sheldon Forest South , North, I-10 at Sheldon	(1)	75,340	328,000
Shops at Three Corners, S. Main at Old Spanish Trail	(1)	247,129	1,007,143
South 10th St. HEB, S. 10th St. at Houston St., McAllen	(1)(3)	103,702	368,000
Southgate, Calder Ave. at 6th St., Beaumont		33,555	118,000
Southgate, W. Fuqua at Hiram Clark	(1)	124,634	533,000
Spring Plaza, Hammerly at Campbell	(1)	59,266	202,000
Starr Plaza, U.S. Hwy. 83 at Bridge St., Rio Grande City	(1)(3)	176,812	742,000
Steeplechase, Jones Rd. at F.M. 1960		294,501	849,000
Stella Link , Stella Link at S. Braeswood		96,396	423,588
Studemont, Studewood at E. 14th St		28,466	91,000
Ten Blalock Square, I-10 at Blalock		97,217	321,000
The Shoppes at Wilderness Oaks, US Hwy 281 at Wilderness Oaks	(2)	-	1,269,730
Thousand Oaks, Thousand Oaks Dr. at Jones Maltsberger Rd., San Antonio	(1)	162,882	730,000
Tomball Marketplace, FM 2920 and Future 249, Tomball	(2)	122,189	2,067,056
Town and Country, 4th St. at University, Lubbock		30,743	339,000
Valley View, West Ave. at Blanco Rd., San Antonio		89,859	341,000
Village Arcade, University at Kirby		57,219	276,503
Village Arcade-Phase II, University at Kirby		28,371	60,099
Village Arcade-Phase III, University at Kirby		106,879	231,156
Westchase Center, Westheimer at Wilcrest		332,544	754,000
Westhill Village, Westheimer at Hillcroft		130,562	479,000
Westmont, Dowlen at Phelan, Beaumont		98,071	507,000
Westover Square, 151 and Ingram, San Antonio	(1)(2)	-	369,741
Westwood Center, Culebra Road and Westwood Loop, San Antonio	(2)	5,500	782,151
Wolflin Village, Wolflin Ave. at Georgia St., Amarillo		153,084	421,000
Texas, Total		16,101,344	60,046,365

Utah
300 West Retail Center, Paxton Ave and 400 West St	(1)(2)(3)	-	456,568
Alpine Valley Center, Main St. at State St., American Fork	(1)(3)	224,654	447,045
Taylorsville Town Center, West 4700 South at Redwood Rd., Taylorsville		134,214	399,000
West Jordan Town Center, West 7000 South at S. Redwood Rd., West Jordan		304,899	814,000
Utah, Total		663,767	2,116,613

Washington
Meridian Town Center, Meridian Avenue East and 132nd Street East, Puyallup	(1)(3)	143,012	535,000
Mukilteo Speedway Center, Mukilteo Speedway, Lincoln Way, and Highway 99, Lynnwood	(1)(3)	90,273	355,000
Rainer Square Plaza, Rainer Avenue South and South Charleston Street, Seattle	(1)(3)	107,423	345,000
South Hill Center, 43rd Avenue Southwest and Meridian Street South, Puyallup	(1)(3)	134,020	515,000
Village at Liberty Lake, E. Country Vista Dr. at N. Liberty Rd., Liberty Lake	(1)(2)(3)	132,874	56,044
Washington, Total		607,602	1,806,044

Industrial

California
Siempre Viva Business Park, Siempre Viva Rd. at Kerns St., San Diego	(1)(3)	726,766	1,760,000
California, Total		726,766	1,760,000

Florida
1801 Massaro, 1801 Massaro Blvd., Tampa		159,000	337,000
Hopewell Industrial Center, Old Hopewell Boulevard and U.S. Highway 301, Tampa		224,483	486,000
Lakeland Industrial Center, I-4 at County Rd., Lakeland		600,000	1,535,000
Lakeland Interestate Industrial Park I, Interstate Drive and Kathleen Rd., Lakeland		168,400	425,000
Tampa East Industrial Portfolio, 1841 Massaro Blvd., Tampa		512,923	1,342,000
Florida, Total		1,664,806	4,125,000

		Building	Land
Center and Location		Area	Area

Georgia
6485 Crescent Drive, I-85 at Jimmy Carter Blvd., Norcross	(1)(3)	360,460	965,000
Atlanta Industrial Park, Atlanta Industrial Pkwy. at Atlanta Industrial Dr., Atlanta		120,200	381,918
Atlanta Industrial Park II & VI, Atlanta Industrial Pkwy. at Atlanta Industrial Dr., Atlanta		382,100	1,214,068
Atlanta Industrial Parkway, Atlanta Industrial Pkwy. at Atlanta Industrial Dr., Atlanta		50,000	159,014
Kennesaw 75, 3850-3900 Kennesaw Prkwy, Kennesaw		178,467	491,000
Riverview Distribution Center, Fulton Industrial Blvd. at Camp Creek Parkway		265,200	1,301,791
Sears Logistics, 3700 Southside Industrial Way, Atlanta	(1)(3)	402,554	890,000
SouthPark 3075, Anvil Block Rd and SouthPark Blvd, Atlanta		234,525	1,022,292
Southside Industrial Parkway, Southside Industrial Pkwy at Jonesboro Rd., Atlanta		72,000	242,000
Westlake 125, Camp Creek Parkway and Westlake Parkway, Atlanta		154,464	422,048
Georgia, Total		2,219,970	7,089,131

Tennessee
Crowfarn Drive Warehouse, Crowfarn Dr. at Getwell Rd., Memphis	(1)(3)	158,849	315,000
Outland Business Center, Outland Center Dr., Memphis	(1)(3)	410,138	1,215,000
Southpoint I & II, Pleasant Hill Rd. at Shelby Dr., Memphis		570,940	1,127,000
Tennessee, Total		1,139,927	2,657,000

Texas
1625 Diplomat Drive, SWC Diplomat Dr. at McDaniel Dr., Carrollton		106,140	199,000
610 and 11th St. Warehouse, Loop 610 at 11th St.	(1)(3)	243,642	540,000
610 and 11th St. Warehouse, Loop 610 at 11th St.		104,975	202,000
610/288 Business Park , Cannon Street	(1)(3)	295,426	480,000
Beltway 8 Business Park, Beltway 8 at Petersham Dr.		157,498	499,000
Blankenship Building, Kempwood Drive		59,729	175,000
Braker 2 Business Center, Kramer Ln. at Metric Blvd., Austin		27,359	93,000
Brookhollow Business Center, Dacoma at Directors Row		133,553	405,000
Central Park Northwest VI, Central Pkwy. at Dacoma		175,348	518,000
Central Park Northwest VII, Central Pkwy. at Dacoma		103,602	283,000
Central Plano Business Park, Klein Rd. at Plano Pkwy., Plano		137,785	415,000
Claywood Industrial Park, Clay at Hollister	(2)	390,891	1,761,000
Corporate Center Park I and II, Putnam Dr. at Research Blvd., Austin		119,452	326,000
Crestview, Bissonnet at Wilcrest		8,970	35,000
Crosspoint Warehouse, Crosspoint		72,505	179,000
Freeport Business Center, 13215 N. Promenade Blvd., Stafford		251,385	635,000
Freeport Commerce Center, Sterling Street and Statesman Drive, Irving		50,590	196,000
Houston Cold Storage Warehouse, 7080 Express Lane		128,752	345,189
Interwest Business Park, Alamo Downs Parkway, San Antonio		219,244	742,000
Isom Business Park, 919-981 Isom Road, San Antonio		175,200	462,000
Jester Plaza Office Service Center, West T.C. Jester		100,605	244,000
Jupiter Service Center, Jupiter near Plano Pkwy., Plano		78,480	234,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr.	(1)(3)	219,489	530,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr.		113,218	327,000
Lathrop Warehouse, Lathrop St. at Larimer St.	(1)(3)	251,890	435,000
Manana Office Center, I-35 at Manana, Dallas		223,128	470,000
McGraw Hill Distribution Center, 420 E. Danieldale Rd, DeSoto		417,938	888,000
Midpoint I-20 Distribution Center, New York Avenue and Arbrook Boulevard, Arlington		253,165	593,000
Midway Business Center, Midway at Boyington, Carrollton		141,246	309,000
Navigation Business Park, Navigation at N. York	(1)(3)	238,321	555,000
Newkirk Service Center, Newkirk near N.W. Hwy., Dallas		105,892	223,000
Northeast Crossing Office/Service Center, East N.W. Hwy. at Shiloh, Dallas		78,700	199,000
Northway Park II, Loop 610 East at Homestead	(1)(3)	303,483	745,000
Northwest Crossing Office/Service Center, N.W. Hwy. at Walton Walker, Dallas		126,984	290,000
Oak Hills Industrial Park, Industrial Oaks Blvd., Austin		89,858	340,000
O'Connor Road Business Park, O’Connor Road, San Antonio		150,091	459,000
Railwood F, Market at U.S. 90	(1)(3)	300,000	560,000
Railwood G, Mesa at U.S. 90	(1)(2)(3)	210,850	562,665
Railwood Industrial Park, Mesa at U.S. 90	(1)(3)	497,656	1,060,000
Railwood Industrial Park, Mesa at U.S. 90		402,680	1,141,764
Randol Mill Place, Randol Mill Road, Arlington		54,639	178,000

		Building	Land
Center and Location		Area	Area

Redbird Distribution Center, Joseph Hardin Drive, Dallas		110,839	233,000
Regal Distribution Center, Leston Avenue, Dallas		202,559	318,000
Rutland 10 Business Center, Metric Blvd. At Centimeter Circle, Austin		54,000	139,000
Sherman Plaza Business Park, Sherman at Phillips, Richardson		101,137	312,000
South Loop Business Park, S. Loop at Long Dr.	(1)(3)	92,450	206,000
Southpark A,B,C, East St. Elmo Rd. at Woodward St., Austin		78,276	238,000
Southpoint Service Center, Burleson at Promontory Point Dr., Austin		57,667	234,000
Southport Business Park 5, South Loop 610		160,653	358,000
Southwest Park II Service Center, Rockley Road		67,700	216,000
Space Center Industrial Park, Pulaski St. at Irving Blvd., Dallas		264,582	426,000
Stonecrest Business Center, Wilcrest at Fallstone		110,641	308,000
Town & Country Commerce Center, I-10 at Beltway 8		206,000	-
West 10 Business Center II, Wirt Rd. at I-10		82,658	147,000
West Loop Commerce Center, W. Loop N. at I-10		34,256	91,000
West-10 Business Center, Wirt Rd. at I-10		102,087	331,000
Westgate Service Center, Park Row Drive at Whiteback Dr.		119,786	499,000
Texas, Total		9,165,650	22,889,618

Virginia
Enterchange at Meadowville, 2101 Bermuda Hundred Dr, Chester	(1)(3)	226,809	845,717
Enterchange at Northlake A, 11900-11998 North Lakeridge Parkway, Ashland		215,077	697,831
Enterchange at Northlake C, North Lakeridge Parkway & Northlake Park Dr, Ashland	(1)(3)	293,115	677,794
Enterchange at Walthall A & B, 1900-1998 Ruffin Mill Rd, Colonial Heights	(1)(3)	606,780	1,467,536
Enterchange at Walthall C, 1936-1962 Ruffin Mill Rd, Colonial Heights	(1)(3)	261,922	864,840
Enterchange at Walthall D, 1700-1798 Ruffin Mill Rd, Colonial Heights		243,782	752,020
Interport Business Center A, 4800-4890 Eubank Road, Richmond	(1)(3)	447,412	1,037,556
Interport Business Center B, 4700-4790 Eubank Road, Richmond	(1)(3)	118,000	277,477
Interport Business Center C, 5300-5390 Laburnum Ave, Richmond	(1)(3)	54,885	154,202
Virginia, Total		2,467,782	6,774,973

Other

Arizona
Arcadia Biltmore Plaza, Campbell Ave. at North 36th St., Phoenix		21,122	74,000
Arizona, Total		21,122	74,000

Texas
1919 North Loop West, Hacket Drive at West Loop 610 North		139,449	157,000
Citadel Plaza, Citadel Plaza Dr.		121,000	170,931
Texas, Total		260,449	327,931

Land Held for Development

Arizona
Lon Adams Rd at Tangerine Farms Rd, Marana			464,785
Arizona, Total			464,785

California
Bear Valley Road at Jess Ranch Parkway Phase II, Apple Valley	(1)(3)		139,392
Bear Valley Road at Jess Ranch Parkway Phase III, Apple Valley	(1)(3)		448,668
California, Total			588,060

Colorado
Mississippi at Havana, Aurora	(1)(3)		418,717
Colorado, Total			418,717

Florida
Young Pines and Curry Ford Rd, Orange County			132,422
Florida, Total			132,422

		Building	Land
Center and Location		Area	Area

Georgia
NWC South Fulton Parkway @ Hwy 92, Union City	(1)		3,554,000
Georgia, Total			3,554,000

Louisiana
70th St. at Mansfield Rd., Shreveport			41,704
Louisiana, Total			41,704

Nevada
SWC Highway 215 at Decatur, Las Vegas			1,103,810
Nevada, Total			1,103,810

North Carolina
Creedmoor (Highway 50) and Crabtree Valley Avenue, Raleigh			576,000
Highway 17 and Highway 210, Surf City	(1)		1,590,811
U.S. 15-501 and Bruce Wood Rd, Southern Pines			1,047,000
U.S. Highway 1 at Caveness Farms Rd., Wake Forest			3,479,317
U.S. Hwy 17 and U.S. Hwy 74/76, Leland	(1)		362,419
North Carolina, Total			7,055,547

Texas
9th Ave. at 25th St., Port Arthur			243,000
Bissonnet at Wilcrest, Houston			84,629
Citadel Plaza at 610 North Loop, Houston			137,000
Culebra Road and Westwood Loop, San Antonio			403,366
East Orem			122,000
FM 1957 (Potranco Road) and FM 211, San Antonio	(1)		8,656,243
FM 2920 and Highway 249, Tomball			363,944
Highway 3 at Highway 1765, Texas City			201,000
Kirkwood at Dashwood Drive, Houston			322,000
Leslie Rd. at Bandera Rd., Helotes			75,000
Mesa Road at Tidwell, Houston			35,898
Northwest Freeway at Gessner, Houston			213,292
River Pointe Drive at Interstate 45, Conroe			118,483
Rock Prairie Rd. at Hwy. 6, College Station			3,570,178
Shary Rd. at North Hwy. 83, Mission	(1)(3)		1,607,364
Shaver at Southmore, Pasadena			17,000
West Little York at Interstate 45, Houston			161,000
West Loop North at Interstate 10, Houston			145,000
Texas, Total			16,476,397

Property Listing
as of December 31, 2008

	Number of	Building Total	Land Total
ALL PROPERTIES BY STATE	Properties	Square Feet	Square Feet

Arizona	25	3,615,410	13,134,822
Arkansas	3	357,740	1,489,000
California	29	5,255,177	17,587,299
Colorado	12	3,599,119	12,955,914
Florida	50	10,846,046	43,715,670
Georgia	23	4,872,781	20,731,167
Illinois	1	303,566	1,013,380
Kansas	2	250,855	454,000
Kentucky	4	719,943	3,176,000
Louisiana	12	2,400,211	6,472,415
Maine	1	197,845	962,667
Missouri	2	257,549	1,307,000
Nevada	12	3,520,712	13,104,662
New Mexico	6	1,416,230	4,489,000
North Carolina	26	3,586,910	24,560,409
Oklahoma	2	171,657	682,000
Oregon	3	273,466	672,288
South Carolina	1	86,120	436,000
Tennessee	9	2,000,056	5,613,915
Texas	163	25,527,443	99,740,311
Utah	4	663,767	2,116,613
Virginia	9	2,467,782	6,774,973
Washington	5	607,602	1,806,044

Grand Total	404	72,997,987	282,995,549

Total Retail	323	55,331,515	207,462,454

Total Industrial	78	17,384,901	45,295,722

Total Land Held for Development			29,835,442

Total Other	3	281,571	401,931

_________________

Total square footage includes 464,561 square feet of building area and 12,267,045 square feet of land leased from others.

Footnotes for detail property listing:
(1)	Denotes partial ownership. The square feet figures represent our proportionate ownership of the property held by the joint venture or partnership.

(2)	Denotes property currently under development.

(3)	Denotes properties that are not consolidated under generally accepted accounting principles.

NOTE:	Square feet are reflective of area available to be leased. Certain listed properties may have additional square feet that are not owned by us.

General.  In 2008, no single property accounted for more than 1.7% of our total assets or 1.5% of gross revenues.  The five largest properties, in the aggregate, represented approximately 6.7% of our gross revenues for the year ended December 31, 2008; otherwise, none of the remaining properties accounted for more than 1.2% of our gross revenues during the same period.  The weighted average occupancy rate for all of our improved properties as of December 31, 2008 was 92.6% compared to 94.4% as of December 31, 2007.  The average effective annual rental per square foot was approximately $13.16 in 2008, $12.57 in 2007, $12.12 in 2006, $11.38 in 2005 and $11.01 in 2004 for retail properties and $4.98 in 2008, $4.86 in 2007, $4.91 in 2006, $4.89 in 2005 and $4.70 in 2004 for industrial properties.

The majority of our properties are owned directly by us (subject in some cases to mortgages), although our interests in some properties are held indirectly through interests in real estate joint ventures or under long-term leases.  In our opinion, our properties are well maintained and in good repair, suitable for their intended uses, and adequately covered by insurance.

We participate in 69 real estate joint ventures or partnerships that hold 140 of our properties.  Our ownership interest ranges from 7.8% to 99%; we are normally the managing or operating partner and receive a fee for acting in this capacity.

We may use a DownREIT operating partnership structure in the acquisition of some real estate properties.  In these transactions, a fair value purchase price is agreed upon between us, as general partner of the DownREIT, and the seller where the seller receives operating partnership units in exchange for some or all of its ownership interest in the property.  Each operating partnership unit is the equivalent of one of our common shares of beneficial interest.  These units generally allow our partners the right to put their limited partnership units’ interest to us on or after the first anniversary of the entity’s formation.  We may acquire these limited partnership units for either cash or a fixed number of our common shares of beneficial interest at our discretion.

Shopping Centers.  At December 31, 2008, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 299 developed income-producing properties and 24 properties under various stages of construction and development, which are located in 22 states spanning the USA from coast to coast.

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

We have approximately 7,200 separate leases with 5,300 different tenants.  Included among our top revenue-producing tenants are:  The Kroger Co., T.J.X. Companies, Safeway, Ross Stores, Publix, Home Depot, Office Depot, Blockbuster Video, Petsmart and Gap. The diversity of our tenant base is also evidenced by the fact that our largest tenant accounted for only 2.7% of rental revenues during 2008.

Lease expirations as of December 31, 2008 for the next ten years, assuming tenants do not exercise renewal options:

				Annual Net Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases (000's)	Percentage of Leaseable Square Feet	Total (000’s)	Per Square Foot
2009	925	4,746	10.48%	$49,223	$10.37
2010	1,144	5,955	13.16%	70,667	11.87
2011	1,099	5,998	13.25%	73,830	12.31
2012	742	5,153	11.38%	61,072	11.85
2013	748	5,583	12.33%	62,148	11.13
2014	271	3,532	7.80%	32,720	9.26
2015	128	1,339	2.96%	15,168	11.33
2016	105	1,303	2.88%	15,596	11.97
2017	111	1,513	3.34%	20,505	13.55
2018	116	1,637	3.62%	18,904	11.55

In the ordinary course of business, we have tenants who cease making payments under their leases or who file for bankruptcy protection.  We are unable to predict or forecast the timing of store closings or unexpected vacancies.  While we believe the effect of this will not have a material impact on our financial position, results of operations, or liquidity due to the significant diversification of our tenant base, the uncertainty in the economy and commercial credit markets could result in a negative impact.

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

In August 2008, we executed a real estate limited partnership with a foreign institutional investor to purchase up to $250 million of retail properties in various states. Our ownership in this unconsolidated real estate limited partnership is 20.1%.  As of December 31, 2008, no properties have been purchased.

In November 2008, we contributed eight neighborhood/community shopping centers with an aggregate value of approximately $205.1 million, and aggregating approximately 1.1 million square feet, to a joint venture.  Four of these shopping centers are located in Texas, two in Tennessee and one each in Florida and Georgia.  We sold a 70% interest in this joint venture to Hines REIT Retail Holdings, LLC and received proceeds of approximately $121.8 million.  We maintain a 30% ownership interest in this venture, which is consolidated in our financial statements.

During 2008, we sold nine shopping centers, of which five are located in Texas, one in California and three in Louisiana.  Sales proceeds from these dispositions totaled $138.4 million and generated gains of $66.3 million.

Industrial Properties.  At December 31, 2008, we owned, either directly or through our interest in real estate joint ventures or partnerships, 78 industrial projects and three other operating properties totaling approximately 17.7 million square feet of building area.  Our industrial properties consist of bulk warehouse, business distribution and office-service center assets ranging in size from 9,000 to 727,000 square feet.  Similar to our shopping centers, these properties are customarily constructed of masonry, steel and glass, and have lighted, concrete parking areas and are well landscaped.  The national and regional tenants in our industrial centers include Hitachi Transport Systems, Sears Logistics, Publix, Shell, Rooms to Go, UPS Supply Chain Solutions, Sanderson Industries, General Electric Company, G.E. Polymershapes, Inc., Interline Brands, Inc., Rooftop Systems Inc., Wells Fargo Bank and Iron Mountain.  Our properties are located in Arizona, California, Florida, Georgia, Tennessee, Texas and Virginia.

In 2008, we sold one industrial center totaling 59,000 square feet located in Texas.  Sales proceeds from this disposition totaled $5.6 million and generated a gain of $2.4 million.

Land Held for Development.  At December 31, 2008, we owned 31 parcels of unimproved land consisting of approximately 29.8 million square feet of land area located in Arizona, California, Colorado, Florida, Georgia, Louisiana, Nevada, North Carolina and Texas.  These properties include approximately .2 million square feet of land adjacent to certain of our existing developed properties, which may be used for expansion of these developments, as well as approximately 29.6 million square feet of land, which may be used for new development.  Most of the land held for development is served by roads and utilities and are suitable for development as shopping centers or industrial projects, and we intend to emphasize the development of these parcels for such purpose.  Due to our analysis of current economic considerations, including the effects of tenant bankruptcies, lack of available funding and halt of tenant expansion plans for new development projects and declines in the real estate values, plans related to our new development properties including land held for development changed, and the use of these assets was no longer certain which brought about an impairment change.  Impairments, primarily related to our new development properties, of $52.5 million were recongnized for the year ended December 31, 2008.

New Development Properties. At December 31, 2008, we had 25 projects under construction or in preconstruction stages with an estimated final square footage of approximately 6.5 million.  These properties are slated to be completed over the next one to four years.

During 2008, we generated gains of $8.3 million from the sale of 24 parcels of land located in Arizona, California, Colorado, Florida, Georgia, Nevada, North Carolina and Texas, and the recognition of a deferred gain from the sale of a land parcel in Nevada.  In an unconsolidated real estate joint venture and partnership, two land parcels were sold in Colorado and Washington.  Our share of the sales proceeds and the gain generated totaled $.7 million and $.4 million, respectively.

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

ITEM 4.        Submission of Matters to a Vote of Shareholders

None.

PART II

ITEM 5.        Market for Registrant's Common Shares of Beneficial Interest, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares of beneficial interest are listed and traded on the New York Stock Exchange under the symbol "WRI."  The number of holders of record of our common shares of beneficial interest as of January 31, 2009 was 3,225.  The closing high and low sale prices per common share as reported on the New York Stock Exchange, and dividends per share paid for the fiscal quarters indicated were as follows:

	High	Low	Dividends

2008:
Fourth	$35.08	$10.10	$.525
Third	40.00	27.38	.525
Second	38.71	30.32	.525
First	35.42	28.37	.525

2007:
Fourth	$44.82	$31.44	$.495
Third	42.15	36.34	.495
Second	49.00	40.84	.495
First	52.16	46.06	.495

The following table summarizes the equity compensation plans under which our common shares of beneficial interest may be issued as of December 31, 2008:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance

Equity compensation plans approved by shareholders	3,317,655	$32.96	2,011,682

Equity compensation plans not approved by shareholders	―	―	―

Total	3,317,655	$32.96	2,011,682

Performance Graph

The graph below provides an indicator of cumulative total shareholder returns for us as compared with the S&P 500 Stock Index and the NAREIT All Equity Index, weighted by market value at each measurement point.  The graph assumes that $100 was invested on December 31, 2003 in our common shares of beneficial interest and that all dividends were reinvested by the shareholder.

Comparison of Five Year Cumulative Return

	2004	2005	2006	2007	2008

Weingarten	142.37	140.59	179.24	128.19	91.88
S&P 500 Index	110.88	116.33	134.70	142.10	89.53
The NAREIT All Equity Index	131.58	147.58	199.32	168.05	104.65

There can be no assurance that our share performance will continue into the future with the same or similar trends depicted in the graph above.  We will not make or endorse any predications as to future share performance.

In July 2007, our Board of Trust Managers authorized a common share repurchase program as part of our ongoing investment strategy.  Under the terms of the program, we may purchase up to a maximum value of $300 million of our common shares of beneficial interest during the following two years.  Share repurchases may be made in the open market or in privately negotiated transactions at the discretion of management and as market conditions warrant.  We anticipate funding the repurchase of shares primarily through the proceeds received from our property disposition program, as well as from general corporate funds.

The maximum dollar value of shares that may yet be purchased under the program is $196.7 million.

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

	(Amounts in thousands, except per share amounts)
	Year Ended December 31,
	2008	2007	2006	2005	2004

Revenues (primarily real estate rentals)	$614,968	$583,767	$523,424	$473,974	$428,144
Expenses:
Depreciation and amortization	155,912	128,061	117,443	106,949	95,219
Other	269,803	197,365	170,196	143,106	134,284
Total	425,715	325,426	287,639	250,055	229,503
Operating Income	189,253	258,341	235,785	223,919	198,641
Interest Expense	(148,475)	(148,829)	(145,374)	(129,160)	(116,142)
Interest and Other Income, net	4,334	8,486	9,044	2,854	1,389
Loss on Redemption of Preferred Shares					(3,566)
Gain on Redemption of Convertible Senior Unsecured Notes	10,658
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	12,196	19,853	14,655	6,610	5,384
Income Allocated to Minority Interests	(8,943)	(10,237)	(6,414)	(6,060)	(4,928)
Gain on Land and Merchant Development Sales	8,342	16,385	7,166	804
Gain on Sale of Properties	1,998	4,086	22,493	22,306	1,562
Benefit (Provision) for Income Taxes	10,148	(4,073)	(1,366)
Income from Continuing Operations	79,511	144,012	135,989	121,273	82,340
Income from Discontinued Operations (1)	72,170	94,005	169,021	98,380	59,041
Net Income	$151,681	$238,017	$305,010	$219,653	$141,381

Net Income Available to Common Shareholders	$115,120	$212,642	$294,909	$209,552	$133,911
Per Share Data - Basic:
Income from Continuing Operations	$0.51	$1.39	$1.43	$1.25	$0.87
Net Income	$1.36	$2.49	$3.36	$2.35	$1.55
Weighted Average Number of Shares	84,474	85,504	87,719	89,224	86,171
Per Share Data - Diluted:
Income from Continuing Operations	$0.51	$1.38	$1.43	$1.25	$0.87
Net Income	$1.36	$2.44	$3.27	$2.31	$1.54
Weighted Average Number of Shares	84,917	88,893	91,779	93,166	89,511

Property (at cost)	$4,915,472	$4,972,344	$4,445,888	$4,033,579	$3,751,607
Total Assets	$5,114,699	$4,993,343	$4,373,887	$3,737,741	$3,470,318
Debt	$3,171,537	$3,165,059	$2,941,039	$2,348,504	$2,138,842

Other Data:
Cash Flows from Operating Activities	$220,150	$223,309	$242,592	$200,525	$203,886
Cash Flows from Investing Activities	$(115,391)	$(480,630)	$(314,686)	$(104,459)	$(349,654)
Cash Flows from Financing Activities	$(111,590)	$252,095	$100,407	$(97,791)	$170,928
Cash Dividends per Common Share	$2.10	$1.98	$1.86	$1.76	$1.66
Funds from Operations: (2)
Net Income Available to Common Shareholders	$115,120	$212,642	$294,909	$209,552	$133,911
Depreciation and Amortization	162,035	141,150	131,792	125,742	114,342
Gain on Sale of Properties	(70,068)	(86,076)	(172,056)	(87,561)	(26,316)
Total	$207,087	$267,716	$254,645	$247,733	$221,937

(1)
SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires the operating results and gain (loss) on the sale of operating properties to be reported as discontinued operations for all periods presented.

(2)
The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) as net income (loss) available to common shareholders computed in accordance with generally accepted accounting principles, excluding gains or losses from sales of real estate assets and extraordinary items, plus depreciation and amortization of operating properties, including our share of unconsolidated real estate joint ventures and partnerships.  We calculate FFO in a manner consistent with the NAREIT definition.

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

We operate a portfolio of rental properties which includes neighborhood and community shopping centers and industrial properties of approximately 73.0 million square feet.  We have a diversified tenant base with our largest tenant comprising only 2.7% of total rental revenues during 2008.

Our long-term strategy is to focus on increasing funds from operations (“FFO”) and growing dividend payments to our common shareholders.  We do this through hands-on leasing, management and selected redevelopment of the existing portfolio of properties, through disciplined growth from selective acquisitions and new developments, and through the disposition of assets that no longer meet our ownership criteria.  We do this while remaining committed to maintaining a conservative balance sheet, a well-staggered debt maturity schedule and strong credit agency ratings.  The depressed economic environment and capital markets have caused us to currently refocus our efforts on maintaining our operating properties at current levels and managing our capital resources to ensure adequate liquidity.

We strive to maintain a strong, conservative capital structure, which provides ready access to a variety of attractive capital sources.  We carefully balance obtaining low cost financing with minimizing exposure to interest rate movements and matching long-term liabilities with the long-term assets acquired or developed.  The turmoil in the current capital markets has adversely affected both the pricing and the availability of both debt and equity capital.  Our strategy for the upcoming year is focused on the sourcing of new capital whether it is in the form of proceeds from asset dispositions, joint venture relationships, new financings or new equity issuances.

At December 31, 2008, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 379 developed income-producing properties and 25 properties under various stages of construction and development.  The total number of centers includes 323 neighborhood and community shopping centers, 78 industrial projects and three other operating properties located in 23 states spanning the country from coast to coast.

We also owned interests in 31 parcels of land held for development that totaled approximately 29.8 million square feet.

We had approximately 7,200 leases with 5,300 different tenants at December 31, 2008.

Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants.  Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including ad valorem taxes, and additional rent payments based on a percentage of the tenants' sales.  The majority of our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services.  Through this challenging economic environment, we believe stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.

In assessing the performance of our properties, management carefully tracks the occupancy of the portfolio.  The weakened economy contributed to a drop in our occupancy from 94.4% at December 31, 2007 to 92.6% at December 31, 2008.  While we will continue to monitor the economy and the effects on our retailers, we believe the significant diversification of our portfolio both geographically and by tenant base will allow us to maintain occupancy levels of above 90% as we move through the year, absent bankruptcies by multiple national or regional tenants.  Another important indicator of performance is the increase in rental rates on a same-space basis as we complete new leases and renew existing leases.  We completed 1,243 new leases or renewals during 2008 totaling 6.3 million square feet, increasing rental rates an average of 10.2% on a cash basis.

New Development
At December 31, 2008, we had 25 properties in various stages of development. We have invested $366.1 million to-date on these projects and, at completion, we estimate our total investment to be $470.7 million.  These properties are slated to open over the next one to four years with a projected return on investment of approximately 8.1% when completed.  Also, five additional properties have been stabilized during 2008 with a total investment of $89.5 million and a projected return on investment of 9.1%.

In 2008, we had $118.1 million in properties that were held for future development pending improvement in economic conditions.  Due to current economic factors, obtaining new projects in 2008 proved challenging as potential retail anchors delayed or halted their expansion plans due to the deterioration of the economy.  Due to our analysis of current economic considerations, including the effects of tenant bankruptcies, lack of available funding and halt of tenant expansion plans for new development projects and declines in the real estate values, plans related to our new development properties including land held for development changed, and the use of these assets was no longer certain which brought about an impairment charge.  Impairments, primarily related to our new development properties, of $52.5 million were recognized for the year ended December 31, 2008.  While we will continue to seek opportunities and monitor this market closely, we anticipate little if any investment in new projects in 2009.

Merchant development is a program where we acquire or develop a project with the objective of selling all or part of it, instead of retaining it in our portfolio on a long-term basis.  Also, disposition of land parcels are included in this program.  We generated gains of approximately $8.3 million from this program during 2008.  While our 2009 business plan calls for merchant development gains similar to those obtained in 2008, there is no assurance this will occur due to the depressed state of the commercial real estate markets.

Acquisitions and Joint Ventures
Acquisitions and joint venture arrangements are a key component of our strategy.  However, the turmoil in the capital markets has significantly reduced transactions in the marketplace and, therefore, created uncertainty with respect to pricing.  Partnering with institutional investors through real estate joint ventures enables us to acquire high quality assets in our target markets while also meeting our financial return objectives.  We benefit from access to lower-cost capital, as well as leveraging our expertise to provide fee-based services, such as asset management and the acquisition, leasing and management of properties, to the joint ventures.

During 2008, we acquired one shopping center and invested in a 25%-owned unconsolidated joint venture to acquire a 4,000 square foot pad building located in Florida for a purchase price of approximately $2.7 million.

In March 2008, we contributed 18 neighborhood/community shopping centers located in Texas with an aggregate value of approximately $227.5 million, and aggregating more than 2.1 million square feet, to a joint venture.  We sold an 85% interest in this joint venture to AEW Capital Management on behalf of one of its institutional clients.  Financing totaling $154.3 million was placed on the properties and guaranteed by us for tax planning purposes.

In August 2008, we executed a real estate limited partnership with a foreign institutional investor to purchase up to $250 million of retail properties in various states. Our ownership in this unconsolidated real estate limited partnership is 20.1%.  As of December 31, 2008, no properties had been purchased.

In November 2008, we contributed eight neighborhood/community shopping centers with an aggregate value of approximately $205.1 million, and aggregating approximately 1.1 million square feet, to a joint venture.  Four of these shopping centers are located in Texas, two in Tennessee and one each in Florida and Georgia.  We sold a 70% interest in this joint venture to Hines REIT Retail Holdings, LLC.  Financing totaling $100.0 million was placed on the properties and guaranteed by us for tax planning purposes.

Subsequent to December 31, 2008, we contributed two additional properties to the joint venture with Hines REIT Retail Holdings, LLC with an aggregate value of approximately $23.3 million, and aggregating approximately .1 million square feet.  These two shopping centers are located in Georgia and North Carolina, and we received proceeds of approximately $6.9 million.  Additionally, we have a commitment to contribute two additional properties to this joint venture in 2009.

Joint venture fee income for 2008 was approximately $7.2 million or a decrease of $1.0 million over the prior year.  This decrease is a result of acquisition fees recognized in 2007 that did not occur in 2008.

Dispositions
During 2008, we sold nine shopping centers and one industrial property for $144.0 million.  Although the availability of debt financing for prospective acquirers has decreased in the current capital markets, we expect to continue to dispose of non-core properties during 2009 as opportunities present themselves.  Dispositions are part of an ongoing portfolio management process where we prune our portfolio of properties that do not meet our geographic or growth targets and provide capital to recycle into properties that have barrier-to-entry locations within high growth metropolitan markets.  Over time, we expect this to produce a portfolio with higher occupancy rates and stronger internal revenue growth.

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

Real Estate Joint Ventures and Partnerships
To determine the method of accounting for partially owned real estate joint ventures and partnerships, we first apply the guidelines set forth in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), "Consolidation of Variable Interest Entities."  Entities identified as variable interest entities are consolidated if we are determined to be the primary beneficiary of the partially owned real estate joint venture or partnership.

Partially owned real estate joint ventures and partnerships over which we exercise financial and operating control are consolidated in our financial statements.  In determining if we exercise financial and operating control, we consider factors such as ownership interest, authority to make decisions, kick-out rights and substantive participating rights.  If there are changes in these factors, these reconsideration events are assessed to determine if the consolidation treatment remains appropriate.  Management analyzes and assesses reconsideration events as soon as they become aware of them.  Partially owned real estate joint ventures and partnerships where we have the ability to exercise significant influence, but do not exercise financial and operating control, are accounted for using the equity method.  Decisions regarding consolidation of partially owned entities frequently require significant judgment by our management.  Errors in the assessment of consolidation could result in material changes to our consolidated financial statements.

Our investments in partially owned real estate joint ventures and partnerships are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable.  The ultimate realization of our investments in partially owned real estate joint ventures and partnerships is dependent on a number of factors, including the performance of each investment and market conditions.  We will record an impairment charge if we determine that a decline in the value of an investment is other than temporary.  This evaluation involves a considerable amount of judgment by our management.  Our overall future plans for the investment, our investment partner’s financial outlook and our views on current market and economic conditions may have a significant impact on the resulting factors analyzed for these purposes.

Property
Real estate assets are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method, generally over estimated useful lives of 18-40 years for buildings and 10-20 years for parking lot surfacing and equipment.  Major replacements where the betterment extends the useful life of the asset are capitalized, and the replaced asset and corresponding accumulated depreciation are removed from the accounts.  All other maintenance and repair items are charged to expense as incurred.  If we do not allocate these costs appropriately or incorrectly estimate the useful lives of our real estate, depreciation expense may be misstated.

Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations of an acquired property are included in our results of operations from the date of acquisition.  We have used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property among land, buildings on an "as if vacant" basis, tenant improvements and other identifiable intangibles.  Current economic and operational property conditions, known trends and changes expected in current market conditions are considered in the estimates of future cash flows used for purchase price allocation purposes.  Other identifiable intangible assets and liabilities include the effect of out-of-market leases, the value of having leases in place (“as is” versus “as if vacant” and absorption costs), out-of-market assumed mortgages and tenant relationships.  Depreciation and amortization is computed using the straight-line method, generally over estimated useful lives of 40 years for buildings and over the lease term which includes bargain renewal options for other identifiable intangible assets.  The impact of these estimates could result in significant differences related to the purchased assets, liabilities and resulting depreciation or amortization.  Initial valuations are subject to change until such information is finalized, no later than 12 months from the acquisition date.  The impact of incorrect estimates in connection with acquisition asset values and related estimated useful lives could be material to our consolidated financial statements.

Property also includes costs incurred in the development of new operating properties and properties in our merchant development program.  Merchant development is a new program in which we develop a project with the objective of selling all or part of it, instead of retaining it in our portfolio on a long-term basis.  Also, disposition of land parcels and non-operating properties are included in this program.  These properties are carried at cost and no depreciation is recorded on these assets until the commencement of rental revenue or no later than one year from the completion of major construction.  These costs include pre-acquisition costs directly identifiable with the specific project, development and construction costs, interest and real estate taxes.  Indirect development costs, including salaries and benefits, travel and other related costs that are directly attributable to the development of the property, are also capitalized.  The capitalization of such costs ceases at the earlier of one year from the completion of major construction or when the property, or any completed portion, becomes available for occupancy.  The impact of the estimates related to the allocation of indirect costs and interest could result in incorrect estimates in connection with determining the asset value which could be material to our consolidated financial statements.

Property also includes costs for tenant improvements paid by us, including reimbursements to tenants for improvements that are owned by us and will remain our property after the lease expires.

Our properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property, including any identifiable intangible assets (including site costs and capitalized interest), may not be recoverable.  In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property.  Fair values are also determined by obtaining third-party broker and appraisal estimates.  In accordance with FASB’s Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” such carrying amount is adjusted, if necessary, to the estimated fair value to reflect an impairment in the value of the asset.

Due to our analysis of current economic considerations at each reporting period, including the effects of tenant bankruptcies, lack of available funding and halt of tenant expansion plans for new development projects and declines in the real estate values, plans related to our new development properties including land held for development changed, and the use of these assets was no longer certain which brought about an impairment charge in 2008.  Determining whether a property is impaired and, if impaired, the amount of required write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation.  If market conditions continue to deteriorate or managements’ plans for certain properties change, additional write-downs could be required in the future.

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

Deferred Charges
Debt financing costs are amortized primarily on a straight-line basis, which approximates the effective interest method, over the terms of the debt.  Lease costs represent the initial direct costs incurred in origination, negotiation and processing of a lease agreement.  Such costs include outside broker commissions and other independent third party costs, as well as salaries and benefits, travel and other internal costs directly related to completing a lease and are amortized over the life of the lease on a straight-line basis.  Costs related to supervision, administration, unsuccessful origination efforts and other activities not directly related to completed lease agreements are charged to expense as incurred. Differences in methodologies to calculate and defer these costs can yield differences in the amounts deferred and, accordingly, the amount of amortization recognized.

Sales of Real Estate
Sales of real estate include the sale of shopping center pads, property adjacent to shopping centers, shopping center properties, merchant development properties, investments in real estate joint ventures and partnerships and partial sales to real estate joint ventures and partnerships in which we participate.

We recognize profit on sales of real estate, including merchant development sales, in accordance with FASB’s SFAS No. 66 (“SFAS 66”), “Accounting for Sales of Real Estate.”  Profits are not recognized until (a) a sale is consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay; (c) the seller’s receivable is not subject to future subordination; and (d) we have transferred to the buyer the usual risks and rewards of ownership in the transaction, and we do not have a substantial continuing involvement with the property.  A considerable amount of judgment by our management is used in this evaluation.

We recognize gains on the sale of real estate to joint ventures and partnerships in which we participate to the extent we receive cash from the joint venture or partnership, if it meets the sales criteria in accordance with SFAS 66, and we do not have a commitment to support the operations of the real estate joint venture or partnership to an extent greater than our proportionate interest in the real estate joint venture or partnership.

Accrued Rent and Accounts Receivable
Receivable balances outstanding include base rents, tenant reimbursements and receivables attributable to the straight-lining of rental commitments.  An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon an analysis of balances outstanding, historical bad debt levels, tenant credit worthiness and current economic trends.  Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectibility of the related receivables.  As these factors change, the allowance is subject to revision and may impact our results of operations.

Income Taxes
We have elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended.  As a REIT, we generally will not be subject to corporate level federal income tax on taxable income we distribute to our shareholders.  To be taxed as a REIT, we must meet a number of requirements including defined percentage tests concerning the amount of our assets and revenues that come from, or are attributable to, real estate operations.  As long as we distribute at least 90% of the taxable income of the REIT (without regard to capital gains or the dividends paid deduction) to our shareholders as dividends, we will not be taxed on the portion of our income we distribute as dividends.

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

Results of Operations
Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

Revenues
Total revenues were $615.0 million for the year ended 2008 versus $583.8 million for the year ended 2007, an increase of $31.2 million or 5.3%.  This increase resulted primarily from an increase in rental revenues of $30.4 million and other income of $.8 million.

Property acquisitions and new development activity contributed $26.7 million of the rental income increase with $3.7 million resulting from 1,243 renewals and new leases, comprising 6.3 million square feet at an average rental rate increase of 10.2%.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	December 31,
	2008	2007

Shopping Centers	93.0%	95.1%
Industrial	91.6%	92.0%
Total	92.6%	94.4%

Other income increased by $.8 million from the prior year due from an increase in lease cancellation revenue from various tenants.

Expenses
Total expenses for 2008 were $425.7 million versus $325.4 million in 2007, an increase of $100.3 million or 30.8%.

The increases in 2008 for depreciation and amortization expense ($27.8 million), operating expenses ($14.8 million) and ad valorem taxes ($6.4 million) were primarily a result of the properties acquired and developed during the year.  In addition, operating expenses increased as a result of Hurricane Ike in 2008 and depreciation expense increased as a result of redevelopment activities.  In 2008, an impairment loss was recorded of $52.5 million due to primarily our new development properties based on current economic conditions; including the lack of available funding, a halt in tenant expansion plans and declines in the real estate values.  The decrease in general and administrative expenses of $1.2 million results primarily from a reduction in our workforce.  Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues were 31.9% and 29.9% in 2008 and 2007, respectively.

Interest Expense
Interest expense totaled $148.5 million for 2008, down by $.4 million or .2% from 2007.  The components of interest expense were as follows (in thousands):

	Year Ended December 31,
	2008	2007

Gross interest expense	$176,772	$180,612
Over-market mortgage adjustment of acquired properties	(8,007)	(6,758)
Capitalized interest	(20,290)	(25,025)

Total	$148,475	$148,829

Gross interest expense totaled $176.8 million in 2008, down $3.8 million or 2.1% from 2007.  The decrease in gross interest expense results primarily from a net gain of $2.8 million on the settlement of a forward starting swap in March 2008.  Over-market mortgage adjustment increased $1.2 million due primarily to a write-off of an intangible liability as a result of a loan pay off.  Capitalized interest decreased $4.7 million due to a decrease in the annualized average interest capitalization rate of 5.9% in 2008 compared to 8.4% in 2007.

Interest and Other Income
Interest and other income was $4.3 million in 2008 versus $8.5 million in 2007, a decrease of $4.2 million or 49.4%. This decrease resulted from the fair value decline in the assets held in a grantor trust related to our deferred compensation plan and a reduction in interest earned from a qualified escrow account.  Offsetting this $7.0 million decrease is the interest earned on notes receivable from real estate joint ventures and partnerships for new development activities and other receivables.

Gain on Redemption of Convertible Senior Unsecured Notes
The gain results from the purchase and cancellation of $37.8 million of our 3.95% convertible senior unsecured notes at a discount to par value.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
Our equity in earnings of real estate joint ventures and partnerships was $12.2 million in 2008 versus $19.9 million in 2007, a decrease of $7.7 million or 38.7%.  The decrease results primarily from our share of the write-off of pre-development costs of $4.6 million and impairment losses of $3.3 million in 2008.  No such activity is present in 2007.

Income Allocated to Minority Interests
Income allocated to minority interests was $8.9 million in 2008 versus $10.2 million in 2007, a decrease of $1.3 million or 12.7%.  This decrease resulted primarily from the 2007 gain on sale of three shopping centers that were each held in a 50%-owned consolidated entity.  Offsetting this decrease of $3.8 million is earnings related to our investment in two newly formed consolidated joint ventures in 2008.

Gain on Sale of Properties
Gain on sale of properties was $2.0 million in 2008 versus $4.1 million in 2007, a decrease of $2.1 million or 51.2%.  The gain in 2007 resulted primarily from gain deferrals and adjustments that did not recur in 2008.

Gain on Land and Merchant Development Sales
Gain on land and merchant development sales totaled $8.3 million in 2008.  We sold 24 land parcels, of which five each are located in Florida, North Carolina and Texas, three in Nevada, two each in Arizona and California and one each in Colorado and Georgia.  Also, in 2008 we realized a deferred gain of $2.1 million associated with a land parcel sale in Nevada.  The activity in 2007 of $16.4 million resulted primarily from the sale of two vacant industrial buildings in California, the River Pointe apartments in Texas, a shopping center in Arizona and 17 parcels of land, of which 11 are located in Texas, three in Arizona and one each in Florida, Louisiana and Tennessee.

Benefit (Provision) for Income Taxes
The decrease of $14.2 million resulted primarily to the decrease in income at our taxable REIT subsidiary associated with a reduction in merchant development gains, write-off of pre-development costs and impairment charges.

Income from Discontinued Operations
Income from discontinued operations was $72.2 million in 2008 versus $94.0 million in 2007, a decrease of $21.8 million or 23.2%.  This decrease was due primarily to the decrease in gain on sale of 10 properties in 2008 as compared to the gain on sale of 18 properties in 2007.  Also, the income from discontinued operations for 2007 includes the operating results of the properties disposed of in 2008.

Results of Operations
Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

Revenues
Total revenues were $583.8 million for the year ended 2007 versus $523.4 million for the year ended 2006, an increase of $60.4 million or 11.5%.  This increase resulted primarily from an increase in rental revenues of $53.9 million and other income of $6.5 million.

Property acquisitions and new development activity contributed $56.6 million of the rental income increase with $4.8 million resulting from 1,261 renewals and new leases, comprising 7.0 million square feet at an average rental rate increase of 10.3%.  Offsetting these rental income increases was a decrease of $7.5 million, which resulted from the sale of an 80% interest in five industrial centers in the third quarter of 2006.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	December 31,
	2007	2006

Shopping Centers	95.1%	95.0%
Industrial	92.0%	91.2%
Total	94.4%	94.1%

Other income increased by $6.5 million from the prior year.  This increase resulted primarily from the increase in joint venture fee income of $5.7 million and miscellaneous tenant revenue of $.8 million.

Expenses
Total expenses for 2007 were $325.4 million versus $287.6 million in 2006, an increase of $37.8 million or 13.1%.

The increases in 2007 for depreciation and amortization expense ($10.7 million), operating expenses ($18.0 million), ad valorem taxes ($5.9 million) and general and administrative expenses ($3.2 million) were primarily a result of the properties acquired and developed during the year, an increase in property insurance expenses as a result of the hurricanes experienced in 2005, and increases associated with additional headcount needed to achieve growth in the portfolio.  Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues were 29.9% in 2007 and 28.3% in 2006.

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

Gain on Land and Merchant Development Sales
Gain on land and merchant development sales totaled $16.4 million in 2007.  We sold two vacant industrial buildings in San Diego, California; one shopping center in Phoenix, Arizona, the River Pointe apartments in Conroe, Texas and 17 parcels of land, of which 11 are located in Texas, three in Arizona, and one each in Florida, Louisiana, Tennessee.  The activity in 2006 of $7.1 million resulted from the disposition of the Timber Springs shopping center in Orlando, Florida and the sale of three parcels of land in Arizona (1) and Texas (2).

Provision for Income Taxes
The increase is attributable to an increase of $1.9 million in the Texas franchise tax, which was enacted in the second quarter of 2006 and an increase of $.8 million at our taxable REIT subsidiary.

Income from Discontinued Operations
Income from discontinued operations was $94.0 million in 2007 versus $169.0 million in 2006, a decrease of $75.0 million or 44.4%.  This decrease was due primarily to the decrease in gain on sale of 18 properties in 2007 as compared to the gain on sale of 23 properties in 2006.  Also, the income from discontinued operations for 2006 includes the operating results of the properties disposed of in 2008 and 2007.

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

Capital Resources and Liquidity

Our primary liquidity needs are payment of our common and preferred dividends, maintaining and operating our existing properties, payment of our debt service costs and funding planned growth.  Although we anticipate that cash flows from operating activities primarily in the form of rental revenues will decline due to tenant bankruptcies and store closings, we believe operating activities will continue to provide adequate capital for common and preferred dividends, debt service costs and the capital necessary to maintain and operate our existing properties.  While we project our occupancy could drop to the 90% level by mid-year 2009, the operating cash flow generated at that occupancy should remain adequate to provide capital for these liquidity needs.

While planned acquisitions are minimal, the primary sources of capital for funding any acquisitions and the new development program are our revolving credit facilities, cash generated from sale of properties and the formation of joint ventures, cash flow generated by our operating properties and proceeds from capital issuances, both debt and equity.  Amounts outstanding under the revolving credit agreement are retired as needed with proceeds from the issuance of long-term debt, common and preferred equity, cash generated from disposition of properties and cash flow generated by our operating properties.  As of December 31, 2008, the balance outstanding under our $575 million revolving credit facility was $383.0 million, and no amount was outstanding under our $30 million credit facility, which we use for cash management purposes.

The current credit market turmoil has significantly affected our ability to obtain additional capital; however, we have been able to complete some transactions and continue to pursue additional sources of capital.  As described under Investing Activities and Financing Activities below, we completed have completed in the fourth quarter of 2008 1) a $98 million common shares of beneficial interest equity offering, 2) a joint venture that has provided $121.8 million in cash, and 3) a new $100 million secured loan with a major life insurance company at a consolidated real estate joint venture.  We currently have two transactions in process including a $106 million industrial joint venture and a $200 million to $300 million retail joint venture.  We have term sheets for a $100 million secured loan with a major life insurance company and an unsecured term loan ranging from $100 million to $200 million. We presently have $78 million of dispositions under contract, none of which were deemed to be held for sale at December 31, 2008, and another $33 million under letters of intent.  Additionally, we have more than $300 million of individual properties currently being marketed for sale.  There can be no assurance that these transactions can be completed as planned.  With $2.7 billion in unencumbered properties, we have adequate assets to leverage or sell, to raise new capital.

Our business plan reflects cost reductions, cutbacks in new development expenditures and no operational growth, it also is capable of fully funding all new development and other capital needs including the $97 million of principal debt payments due in 2009.  However, if unexpected events result in the need for additional capital, we have discretionary capital expenditures that could be deferred, if necessary.  In the event additional unexpected capital needs arise, we also have the ability to pay up to 90% of our common share dividend in our common shares of beneficial interest, which would provide up to $42 million of cash savings per quarter.  Accordingly, we currently anticipate that our available cash resources and credit will be sufficient to meet our anticipated working capital, debt maturities and new development expenditures in 2009.

If market conditions continue to deteriorate, we have the ability to delay the funding of discretionary capital expenditures.  Also, without the availability of additional funds over the long-term, we may not be able to respond to competitive pressures, or take advantage of unanticipated opportunities.  We believe we are currently in compliance with our debt covenants. Our most restrictive debt covenants including debt to assets, fixed charge and unencumbered interest coverage ratios, limit the amount of additional leverage we can add; however, we believe the sources of capital described above are adequate to execute our current business plan and remain in compliance with our debt covenants.

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

In August 2008, we executed a real estate limited partnership with a foreign institutional investor to purchase up to $250 million of retail properties in various states. Our ownership in this unconsolidated real estate limited partnership is 20.1%.  As of December 31, 2008, no properties have been purchased.

In November 2008, we contributed eight neighborhood/community shopping centers with an aggregate value of approximately $205.1 million, and aggregating approximately 1.1 million square feet, to a joint venture.  Four of these shopping centers are located in Texas, two in Tennessee and one each in Florida and Georgia.  We sold a 70% interest in this joint venture to Hines REIT Retail Holdings, LLC and received proceeds of approximately $121.8 million.  We maintain a 30% ownership interest in this venture, which is consolidated in our financial statements.

Subsequent to December 31, 2008, we contributed two additional properties to the joint venture with Hines REIT Retail Holdings, LLC with an aggregate value of approximately $23.3 million, and aggregating approximately .1 million square feet.  These two shopping centers are located in Georgia and North Carolina, and we received proceeds of approximately $6.9 million.  Additionally, we have a commitment to contribute two additional properties to this joint venture in 2009.

Industrial Properties.
There were no acquisitions of industrial properties during 2008.

Dispositions
Retail Properties.
During 2008, we sold nine shopping centers, of which five are located in Texas, one in California and three in Louisiana.  Sales proceeds from these dispositions totaled $138.4 million and generated gains of $66.3 million.

Industrial Properties.
During 2008, we sold one industrial center located in Texas.  Sales proceeds from this disposition totaled $5.6 million and generated a gain of $2.4 million.

New Development and Capital Expenditures
At December 31, 2008, we had 25 projects under construction or in preconstruction stages with a total square footage of approximately 6.5 million.  These properties are slated to be completed over the next one to four years.

Merchant Development Properties.
During 2008, we generated gains of $8.3 million from the sale of 24 parcels of land located in Arizona, California, Colorado, Florida, Georgia, Nevada, North Carolina and Texas, and the recognition of a deferred gain from the sale of a land parcel in Nevada.  In an unconsolidated real estate joint venture and partnership, two land parcels were sold in Colorado and Washington.  Our share of the sales proceeds and the gain generated totaled $.7 million and $.4 million, respectively.

Our new development projects are financed initially under our revolving credit facilities, using available cash generated from dispositions of properties or cash flow generated by our operating properties for new development activities.

Capital expenditures for additions to the existing portfolio, acquisitions, new development and our share of investments in unconsolidated real estate joint ventures and partnerships totaled $437.7 million in 2008 and $1.1 billion in both 2007 and 2006.  We have entered into commitments aggregating $102.4 million comprised principally of construction contracts which are generally due in 12 to 36 months.  We expect to invest a total of $470.7 million to complete construction of properties under various stages of development over the next one to four years.

Financing Activities:

Debt
Total debt outstanding was $3.2 billion at both December 31, 2008 and 2007.  Total debt at December 31, 2008 included $2.7 billion of which interest rates are fixed and $449.0 million, including the effect of $50 million of interest rate swaps, that bears interest at variable rates.  Additionally, debt totaling $1.0 billion was secured by operating properties while the remaining $2.1 billion was unsecured.

We have a $575 million unsecured revolving credit facility held by a syndicate of banks.  This unsecured revolving facility expires in February 2010 and provides a one year extension option available at our request.  Borrowing rates under this facility float at a margin over LIBOR, plus a facility fee.  The borrowing margin and facility fee, which are currently 60.0 and 15.0 basis points, respectively, are priced off a grid that is tied to our senior unsecured credit rating.  This facility includes a competitive bid feature where we are allowed to request bids for borrowings up to $287.5 million from the syndicate banks.  As of February 17, 2009, there was $393.0 million outstanding under this facility.  We also maintain a $30 million unsecured and uncommitted overnight facility that is used for cash management purposes, and as of February 17, 2009, there was no outstanding balance under this facility.  The available balance under our revolving credit agreement was $171.9 million at February 17, 2009, which is reduced by amounts outstanding for letters of credit.

We believe we were in full compliance with all our covenants as of December 31, 2008.  Our three most restrictive covenants include debt to assets, fixed charge and unencumbered interest coverage ratios.  These ratios as defined in our agreements were as follows at December 31, 2008:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	54.55%
Fixed Charge Ratio	Greater than 1.5	2.15
Unencumbered Interest Ratio	Greater than 2.0	2.56

In November 2008, we elected to repurchase a portion of the 3.95% convertible senior unsecured notes due 2026 in the open market.  We purchased and subsequently retired a face value of $37.8 million for $26.7 million resulting in a net gain of $10.7 million in 2008.  We originally issued $575 million notes in 2006 and the net proceeds from the sale of the debentures, after repurchasing 4.3 million of our common shares of beneficial interest, were used for general business purposes and to reduce amounts outstanding under our revolving credit facility.  The debentures are convertible under certain circumstances for our common shares of beneficial interest at an initial conversion rate of 20.3770 common shares of beneficial interest per $1,000 of principal amount of debentures (an initial conversion price of $49.075).  Upon the conversion of debentures, we will deliver cash for the principal return, as defined, and cash or common shares of beneficial interest, at our option, for the excess of the conversion value, as defined, over the principal return.  The debentures are redeemable for cash at our option beginning in 2011 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require us to repurchase their debentures for cash equal to the principal of the debentures plus accrued and unpaid interest in 2011, 2016 and 2021 and in the event of a change in control.

In November 2008, we contributed assets to a joint venture with an institutional investor.  In conjunction with this transaction, the joint venture issued $100.0 million of fixed-rate long-term debt with a five year term at a rate of 6.0% that we guaranteed for tax planning purposes.  The net proceeds received from the issuance of this debt were used to reduce amounts outstanding under our $575 million revolving credit facility.

In March 2008, we contributed assets to a joint venture with an institutional investor.  In conjunction with this transaction, the joint venture issued $154.3 million of fixed-rate long-term debt with an average life of 7.3 years at an average rate of 5.4% that we guaranteed for tax planning purposes.  The net proceeds received from the issuance of this debt were used to reduce amounts outstanding under our $575 million revolving credit facility.

In January 2008, we elected to repay at par a fixed rate 8.33% mortgage totaling $121.8 million that was secured by 19 supermarket-anchored shopping centers in California originally acquired in April 2001.

During the year ended December 31, 2008, no debt or capital lease obligations were assumed in conjunction with acquisitions.

As of December 31, 2008 and 2007, we had two interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $50.0 million that convert fixed interest payments at rates of 4.2% to variable interest payments of 2.0% and 5.0% at December 31, 2008 and 2007, respectively.  We could be exposed to losses in the event of nonperformance by the counter-parties; however, management believes the likelihood of such nonperformance is unlikely.

During the year ended December 31, 2007, the balance of secured debt that was assumed in conjunction with 2007 acquisitions was $99.4 million.  A capital lease obligation totaling $12.9 million was assumed and subsequently settled in 2007.

At December 31, 2007, we had two forward-starting interest rate swap contracts with an aggregate notional amount of $118.6 million to mitigate the risk of future fluctuations in interest rates on forecasted issuances of long-term debt.  These contracts were settled shortly after we contributed assets to a joint venture with an institutional investor and concurrently issued $154.3 million of fixed-rate long-term debt that we guaranteed.

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

Equity
Common and preferred dividends increased to $213.6 million in 2008, compared to $194.5 million in 2007.  The dividend rate for our common shares of beneficial interest increased for each quarter of 2008 to $.525 compared to $.495 for the same period of 2007. Our dividend payout ratio on common equity for 2008, 2007 and 2006 approximated 85.9%, 63.2% and 64.0%, respectively, based on basic funds from operations for the respective periods.

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

We issued $150 million and $200 million of depositary shares on June 6, 2008 and January 30, 2007, respectively.  Each depositary share represents one-hundredth of a Series F Cumulative Redeemable Preferred Share.  The depositary shares are redeemable, in whole or in part, on or after January 30, 2012 at our option, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon.  The depositary shares are not convertible or exchangeable for any of our other property or securities.  The Series F Preferred Shares pay a 6.5% annual dividend and have a liquidation value of $2,500 per share.  Series F Preferred Shares issued in June 2008 were issued at a discount, resulting in an effective rate of 8.25%.  Net proceeds of $117.8 million and $194.0 million from the issuance in June 2008 and January 2007, respectively, were used to repay amounts outstanding under our revolving credit facilities and for general business purposes.  Subsequent to the 2008 issuance, our revolving credit facilities were used to finance the partial redemption of the Series G Cumulative Redeemable Preferred Shares as described above.

In October 2008, we issued 3.0 million common shares of beneficial interest at $34.20 per share.  Net proceeds from this offering were $98.1 million and were used to repay indebtedness outstanding under our revolving credit facilities and for other general corporate purposes.

In July 2007, our Board of Trust Managers authorized a common share repurchase program as part of our ongoing investment strategy.  Under the terms of the program, we may purchase up to a maximum value of $300 million of our common shares of beneficial interest during the following two years.  Share repurchases may be made in the open market or in privately negotiated transactions at the discretion of management and as market conditions warrant.  We anticipate funding the repurchase of shares primarily through the proceeds received from our property disposition program, as well as from general corporate funds.

During 2007, we repurchased 2.8 million common shares of beneficial interest at an average share price of $37.12 and cancelled 1.4 million common shares of beneficial interest in both 2008 and 2007.  As of December 31, 2008, the remaining value of common shares of beneficial interest available to be repurchased is $196.7 million.

In December 2008, we filed a universal shelf registration which is effective for the next three years.  We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including our credit facilities.  We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center.  In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business.  The table below excludes obligations related to a lawsuit in which we have recorded a $41 million contingent liability as discussed in Off-Balance Sheet Arrangements and our new development projects.  We have entered into commitments aggregating $102.4 million comprised principally of construction contracts which are generally due in 12 to 36 months.  The following table summarizes our primary contractual obligations as of December 31, 2008 (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Mortgages and Notes Payable: (1)
Unsecured Debt (2)	$123,652	$531,719	$293,856	$263,723	$230,175	$1,392,677	$2,835,802
Secured Debt	123,842	125,272	139,640	179,505	172,245	588,034	1,328,538

Ground Lease Payments	3,568	3,528	3,439	3,251	3,222	129,400	146,408

Other Obligations (3)	40,701						40,701

Total Contractual Obligations	$291,763	$660,519	$436,935	$446,479	$405,642	$2,110,111	$4,351,449

_______________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at December 31, 2008 excluding the effect of interest rate swaps, as they are currently in a net receivable position.

(2)	Unsecured debt in 2010 includes the maturity of our revolving credit facility of $383.0 million at December 31, 2008, which we have the option to extend for a one-year period.
(3)
Other obligations include income and ad valorem tax payments, contributions to our retirement plan and other employee payments.  Severance and change in control agreements have not been included as the amounts and payouts are unknown.

Off Balance Sheet Arrangements

As of December 31, 2008, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources.  Letters of credit totaling $10.1 million and $9.2 million were outstanding under the revolving credit facility at December 31, 2008 and 2007, respectively.

In accordance with SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” our 3.95% convertible senior unsecured notes totaling $537.2 million, as of December 31, 2008, which are due 2026, meet the scope exception requirements; whereby the notes’ embedded features are not considered and treated as a derivative instrument.  We currently anticipate that the scope exception in SFAS 133 will continue to be available for these instruments.  Although we have not determined the financial impact, we believe there may be a material impact on our consolidated financial statements if these instruments were recorded.

We have entered into several unconsolidated real estate joint ventures and partnerships.  Under many of these agreements, we and our joint venture partners are required to fund operating capital upon shortfalls in working capital.  We have also committed to funding the capital requirements of several new development joint ventures.  As operating manager of most of these entities, we have considered these funding requirements in our business plan.

Reconsideration events could cause us to consolidate these joint ventures and partnerships.  We evaluate reconsideration events as we become aware of them.  Some triggers to be considered are additional contributions required by each partner and each partners’ ability to make those contributions.  Under certain of these circumstances, we may purchase our partner’s interest.  Many of our material unconsolidated real estate joint ventures are with entities which appear sufficiently stable to weather the current market crisis; however, if market conditions continue to deteriorate and our partners are unable to meet their commitments, there is a possibility we may have to consolidate these entities.  If we were to consolidate all of our unconsolidated real estate joint ventures, we would still be in compliance with our debt covenants, and we believe there would not be a material change in our credit ratings.

Related to our investment in a redevelopment project in Sheridan, Colorado that is held in an unconsolidated real estate joint venture, we, our joint venture partner and the joint venture have each provided a guaranty for the payment of any debt service shortfalls on bonds issued in connection with the project.  The Sheridan Redevelopment Agency issued $97 million of Series A bonds used for an urban renewal project.  The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales.  The incremental taxes and PIF are to remain intact until the bond liability has been paid in full, including any amounts we may have to provide.  At inception on February 27, 2007, we evaluated and determined that the fair value of the guaranty is nominal to us as the guarantor.  However, a liability has been recorded by the joint venture equal to amounts funded under the bonds.

In connection with the above project, we and our joint venture partner are also signatories to a completion guaranty that requires, among other things, certain infrastructure to be substantially completed and occupants of 75% of the retail space to be open for regular business as of December 31, 2008.  Under specified circumstances, the completion guaranty allows for extension of the completion date until June 30, 2009.  At inception on February 27, 2007, we evaluated the guaranty and determined that its then fair value was nominal.  By a letter dated December 1, 2008, the guarantors requested extension of the completion date pursuant to the terms of the guaranty.  On December 16, 2008, one of the parties benefited by the guaranty filed a lawsuit against us alleging that we were not entitled to the extension and is seeking $97 million in liquidated damages together with other relief.  On February 5, 2009, we filed an answer and counterclaim in which we asserted, among other things, that we were entitled to the extension.  We have recorded a contingent liability of $41 million as of December 31, 2008 based on our belief that we were entitled to the requested extension in December of 2008, but that since completion under the guaranty is not anticipated to be achieved by June 30, 2009, a provision of the guaranty requiring redemption of a certain portion of the outstanding bonds may be triggered.  The contingent liability of $41 million is based on a weighted probability analysis of potential outcomes.

Since the $41 million contingent liability would be funded through the joint venture and the joint venture would purchase the bonds, it has been recorded as an increase in our investment in real estate joint ventures and partnerships.  The increased basis in our investment did not result in an impairment to our investment in accordance to the Accounting Principles Board’s APB 18, “The Equity Method of Accounting for Investments in Common Stock.”

Also in connection with the Sheridan, Colorado joint venture and the issuance of the related Series A bonds, we, our joint venture partner and the joint venture have also provided a performance guaranty on behalf of the Sheridan Redevelopment Agency for the satisfaction of all obligations arising from two interest rate swap agreements for the combined notional amount of $97.0 million that matures in December 2029.  We evaluated and determined that the fair value of the guaranty both at inception and December 31, 2008 was nominal.

In July 2008, a 47.75%-owned unconsolidated real estate joint venture acquired an 83.34% interest in a joint venture owning a 919,000 square foot new development to be constructed in Aurora, Colorado.  The acquired joint venture is a variable interest entity to the unconsolidated joint venture since it provided a guaranty on debt obtained by the acquired joint venture which was approximately $28.3 million at December 31, 2008.  We have evaluated and determined that the fair value of the guaranty both at inception and December 31, 2008 was nominal.

In August 2008, we executed a real estate limited partnership with a foreign institutional investor to purchase up to $250 million of retail properties in various states.  Our ownership in this unconsolidated real estate limited partnership is 20.1%.  As of December 31, 2008, no properties had been purchased.

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

FFO is calculated as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net income available to common shareholders	$115,120	$212,642	$294,909
Depreciation and amortization	150,137	129,946	126,713
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	11,898	11,204	5,079
Gain on sale of properties	(70,066)	(83,907)	(168,004)
Gain on sale of properties of unconsolidated real estate joint ventures and partnerships	(2)	(2,169)	(4,052)
Funds from operations	207,087	267,716	254,645
Funds from operations attributable to operating partnership units		4,407	5,453
Funds from operations assuming conversion of operating partnership units	$207,087	$272,123	$260,098

Weighted average shares outstanding - basic	84,474	85,504	87,719
Effect of dilutive securities:
Share options and awards	443	891	926
Operating partnership units		2,498	3,134
Weighted average shares outstanding - diluted	84,917	88,893	91,779

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

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” to clarify the provisions of SFAS 157 relating to valuing a financial asset when the market for that asset is not active.  This FSP was effective upon issuance and has not had a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R.”  This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  These changes will be reported in comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements were effective for us as of December 31, 2006, and as a result we recognized an additional liability of $803,000.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for us on December 31, 2008.  The adoption of the measurement provision of SFAS 158 has not had a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement was effective for us on January 1, 2008, and we elected not to measure any of our current eligible financial assets or liabilities at fair value upon adoption; however, we do have the option to elect to measure eligible financial assets or liabilities acquired in the future at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.”  SFAS 141R expands the original guidance’s definition of a business.  It broadens the fair value measurement and recognition to all assets acquired, liabilities assumed and interests transferred as a result of business combinations.  SFAS 141R requires expanded disclosures to improve the ability to evaluate the nature and financial effects of business combinations.  SFAS 141R is effective for us for business combinations made on or after January 1, 2009.  Due to current economic conditions, we do not plan any significant acquisitions in the upcoming year, thereby upon adoption, no material effect is anticipated.  However SFAS 141R could have a material effect on our accounting for future acquisition of properties.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.”  SFAS 160 requires that a noncontrolling interest in an unconsolidated entity be reported as equity and any losses in excess of an unconsolidated entity’s equity interest be recorded to the noncontrolling interest.  The statement requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS 160 is effective for us on January 1, 2009 and many provisions will be applied retrospectively.  SFAS 160 may materially increase our shareholders’ equity, however due to the complexities and number of entities included in our minority interest, we have not yet been able to formalize the impact on our consolidated financial statements.  Future changes to noncontrolling interests could materially affect shareholders’ equity.  Also upon adoption, net income will no longer include income allocated to minority interests which may result in a material increase in net income.  However, income available to common shareholders should not be affected.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for us on January 1, 2009.  Implementation of SFAS 161 will result in certain additional disclosures to be included in our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 will require that the initial debt proceeds from the sale of our convertible and exchangeable senior debentures be allocated between a liability component and an equity component in a manner that will reflect our effective nonconvertible borrowing rate.  The resulting debt discount would be amortized using the effective interest method over the period the debt is expected to be outstanding as additional interest expense.  FSP APB 14-1 is effective for us on January 1, 2009 and requires retroactive application.  Upon the adoption of FSP APB 14-1, the unamortized debt discount as of December 31, 2008 of approximately $22.9 million will be included as a reduction of debt and approximately $41.5 million will be included as accumulated additional paid-in capital on our consolidated balance sheet.  Incremental interest expense will be approximately $8.3 million, $7.9 million and $3.2 million for the year ended December 31, 2008, 2007 and 2006, respectively.  Additionally, our gain on the redemption of convertible unsecured notes will approximate $12.9 million for the year ended December 31, 2008.

In June 2008, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue 07-5 (“EITF 07-5”), “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.”  EITF 07-5 proposes a two step method in determining if an instrument previously qualifying for the scope exception of FASB Statement 133 will continue to qualify as an instrument indexed to the entity’s stock.  EITF 07-5 is effective for us on January 1, 2009.  We believe that the adoption of this standard on its effective date will not effect our consolidated financial statements.

In November 2008, the FASB’s EITF issued EITF Issue 08-6 (“EITF 08-6”), “Equity Method Investments Accounting Considerations.”  EITF 08-6 requires an investment accounted for under the equity method to be evaluated and recorded in accordance with SFAS 141R business combinations definition and modeling.  EITF 08-6 is effective for us for equity method investments made on or after January 1, 2009.  We believe that the adoption of this standard on its effective date will not have a material effect our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8 (“FSP FAS 140-4”), “Disclosures by Public Entities (enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  FSP FAS 140-4 requires additional disclosures about transfers of financial assets under FASB Statement 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and their involvement with variable interest entities under FIN 46R.  The disclosures required by FSP FAS 140-4 are intended to provide greater transparency to financial statement users.  FSP FAS 140-4 is effective for us on December 31, 2008.  FSP FAS 140-4 has resulted in certain additional footnote disclosures.

ITEM 7A.     Quantitative and Qualitative Disclosures About Market Risk

We use fixed and floating-rate debt to finance our capital requirements.  These transactions expose us to market risk related to changes in interest rates.  Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions.  These swap agreements expose us to credit risk in the event of non-performance by the counter-parties to the swaps.  We do not engage in the trading of derivative financial instruments in the normal course of business.  At December 31, 2008, we had fixed-rate debt of $2.7 billion and variable-rate debt of $449.0 million, after adjusting for the net effect of $50 million notional amount of interest rate swaps.  At December 31, 2007, we had fixed-rate debt of $2.8 billion and variable-rate debt of $321.7 million, after adjusting for the net effect of $50 million notional amount of interest rate swaps.  In the event interest rates were to increase 100 basis points, annual net income and cash flows would decrease by approximately $10.2 million and $3.2 million based upon the variable-rate debt and notes receivable outstanding at December 31, 2008 and 2007, respectively, and the fair value of fixed-rate debt at December 31, 2008 and 2007 would decrease by $143.3 million and $204.5 million, respectively.

ITEM 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust Managers and Shareholders of
Weingarten Realty Investors
Houston, Texas

We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weingarten Realty Investors and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/Deloitte & Touche LLP

Houston, Texas

March 2, 2009

STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006

Revenues:
Rentals	$600,918	$570,487	$516,669
Other	14,050	13,280	6,755

Total	614,968	583,767	523,424

Expenses:
Depreciation and amortization	155,912	128,061	117,443
Operating	118,477	103,737	85,722
Ad valorem taxes	73,026	66,649	60,673
General and administrative	25,761	26,979	23,801
Impairment loss	52,539

Total	425,715	325,426	287,639

Operating Income	189,253	258,341	235,785
Interest Expense	(148,475)	(148,829)	(145,374)
Interest and Other Income, net	4,334	8,486	9,044
Gain on Redemption of Convertible Senior Unsecured Notes	10,658
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	12,196	19,853	14,655
Income Allocated to Minority Interests	(8,943)	(10,237)	(6,414)
Gain on Sale of Properties	1,998	4,086	22,493
Gain on Land and Merchant Development Sales	8,342	16,385	7,166
Benefit (Provision) for Income Taxes	10,148	(4,073)	(1,366)
Income from Continuing Operations	79,511	144,012	135,989
Operating Income from Discontinued Operations	3,448	10,346	23,527
Gain on Sale of Properties from Discontinued Operations	68,722	83,659	145,494
Income from Discontinued Operations	72,170	94,005	169,021
Net Income	151,681	238,017	305,010

Dividends on Preferred Shares	(34,711)	(25,375)	(10,101)
Redemption Costs of Preferred Shares	(1,850)
Net Income Available to Common Shareholders	$115,120	$212,642	$294,909

Net Income Per Common Share - Basic:
Income from Continuing Operations	$.51	$1.39	$1.43
Income from Discontinued Operations	.85	1.10	1.93
Net Income	$1.36	$2.49	$3.36

Net Income Per Common Share - Diluted:
Income from Continuing Operations	$.51	$1.38	$1.43
Income from Discontinued Operations	.85	1.06	1.84
Net Income	$1.36	$2.44	$3.27

Comprehensive Income:
Net Income	$151,681	$238,017	$305,010
Other Comprehensive Loss:
Unrealized loss on derivatives		(5,014)	(2,861)
Loss on derivatives	(7,204)
Amortization of loss on derivatives	2,095	878	364
Minimum pension liability adjustment	(9,092)	1,161	(1,150)
Other Comprehensive Loss	(14,201)	(2,975)	(3,647)

Comprehensive Income	$137,480	$235,042	$301,363

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	December 31,
	2008	2007
ASSETS
Property	$4,915,472	$4,972,344
Accumulated Depreciation	(812,323)	(774,321)
Property, net	4,103,149	4,198,023
Investment in Real Estate Joint Ventures and Partnerships	357,634	300,756
Total	4,460,783	4,498,779
Notes Receivable from Real Estate Joint Ventures and Partnerships	232,544	81,818
Unamortized Debt and Lease Costs	119,951	114,969
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $12,412 in 2008 and $8,721 in 2007)	103,873	94,607
Cash and Cash Equivalents	58,946	65,777
Restricted Deposits and Mortgage Escrows	33,252	38,884
Other	105,350	98,509
Total	$5,114,699	$4,993,343

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt	$3,171,537	$3,165,059
Accounts Payable and Accrued Expenses	179,432	155,137
Other	90,461	104,439
Total	3,441,430	3,424,635

Commitments and Contingencies	41,000

Minority Interest	204,031	96,885

Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2008 and 2007; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2008 and 2007; liquidation preference $72,500	1	1
6.5% Series F cumulative redeemable preferred shares of beneficial interest, 140 shares issued; 140 and 80 shares outstanding in 2008 and 2007, respectively; liquidation preference $350,000 in 2008 and $200,000 in 2007	4	2
Variable-rate Series G cumulative redeemable preferred shares of beneficial interest, 80 shares issued; none in 2008 and 80 shares outstanding in 2007; liquidation preference $200,000 in 2007		2
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 150,000; shares issued and outstanding:
87,102 in 2008 and 85,146 in 2007	2,625	2,565
Treasury Shares of Beneficial Interest - par value, $.03 per share; none in 2008 and 1,370 shares in 2007		(41)
Accumulated Additional Paid-In Capital	1,475,397	1,442,027
Net Income in Excess of (Less Than) Accumulated Dividends	(20,116)	42,739
Accumulated Other Comprehensive Loss	(29,676)	(15,475)
Shareholders' Equity	1,428,238	1,471,823
Total	$5,114,699	$4,993,343

See Notes to Consolidated Financial Statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net Income	$151,681	$238,017	$305,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,894	134,676	131,992
Write-off of pre-development/acquisition costs	11,724
Impairment loss	52,539
Equity in earnings of real estate joint ventures and partnerships, net	(12,196)	(19,853)	(14,655)
Income allocated to minority interests	8,943	10,237	6,414
Gain on land and merchant development sales	(8,342)	(16,385)	(7,166)
Gain on sale of properties	(70,720)	(87,745)	(167,987)
Gain on redemption of convertible senior unsecured notes	(10,658)
Distributions of income from unconsolidated real estate joint ventures and partnerships	3,602	6,251	2,524
Changes in accrued rent and accounts receivable	(11,255)	(22,276)	(18,056)
Changes in other assets	(24,505)	(26,813)	(37,607)
Changes in accounts payable and accrued expenses	(36,397)	4,852	43,641
Other, net	7,840	2,348	(1,518)
Net cash provided by operating activities	220,150	223,309	242,592

Cash Flows from Investing Activities:
Investment in property	(294,886)	(753,462)	(880,471)
Proceeds from sale and disposition of properties, net	265,421	341,383	661,175
Change in restricted deposits and mortgage escrows	2,688	56,331	(79,737)
Notes receivable from real estate joint ventures and partnerships and other receivables:
Advances	(150,064)	(145,735)	(54,800)
Collections	46,254	82,852	47,617
Real estate joint ventures and partnerships:
Investments	(4,759)	(78,794)	(21,547)
Distributions of capital	19,955	16,795	13,077
Net cash used in investing activities	(115,391)	(480,630)	(314,686)

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	486,060	270,092	780,782
Common shares of beneficial interest, net	101,016	4,010	4,570
Preferred shares of beneficial interest, net	117,891	387,678
Purchase of marketable securities in connection with the legal defeasance of mortgage notes payable		(22,536)
Repurchase of preferred shares of beneficial interest, net	(195,824)
Repurchase of common shares of beneficial interest, net		(103,366)	(167,573)
Principal payments of debt	(396,902)	(89,419)	(327,601)
Common and preferred dividends paid	(213,569)	(194,492)	(173,010)
Debt issuance costs paid	(6,822)	(1,451)	(13,681)
Other, net	(3,440)	1,579	(3,080)
Net cash (used in) provided by financing activities	(111,590)	252,095	100,407

Net (decrease) increase in cash and cash equivalents	(6,831)	(5,226)	28,313
Cash and cash equivalents at January 1	65,777	71,003	42,690
Cash and cash equivalents at December 31	$58,946	$65,777	$71,003

See Notes to Consolidated Financial Statements.

STATEMENTS OF CONSOLIDATED SHAREHOLDERS' EQUITY
(In thousands, except per share amounts)

Year Ended December 31, 2008, 2007 and 2006

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares of Beneficial Interest	Accumulated Additional Paid-In Capital	Net Income in Excess of (Less Than) Accumulated Dividends	Accumulated Other Comprehensive Loss	Total

Balance, January 1, 2006	$4	$2,686		$1,288,432	$(132,786)	$(8,050)	$1,150,286
Net income					305,010		305,010
Shares issued in exchange for interests in limited partnerships		7		7,988			7,995
Shares cancelled		(128)		(167,445)			(167,573)
Shares issued under benefit plans		17		7,506			7,523
Dividends declared – common shares (1)					(162,909)		(162,909)
Dividends declared – preferred shares (2)					(10,101)		(10,101)
Adjustment to initially apply FASB Statement No. 158						(803)	(803)
Other comprehensive loss						(3,647)	(3,647)
Balance, December 31, 2006	4	2,582		1,136,481	(786)	(12,500)	1,125,781
Net income					238,017		238,017
Issuance of Series F preferred shares	2			193,972			193,974
Issuance of Series G preferred shares	2			193,548			193,550
Shares issued in exchange for interests in limited partnerships		17		13,562			13,579
Shares repurchased (5)			$(41)	(49,966)			(50,007)
Shares repurchased and cancelled		(42)		(53,317)			(53,359)
Shares issued under benefit plans		8		7,747			7,755
Dividends declared – common shares (1)					(169,117)		(169,117)
Dividends declared – preferred shares (3)					(25,375)		(25,375)
Other comprehensive loss						(2,975)	(2,975)
Balance, December 31, 2007	8	2,565	(41)	1,442,027	42,739	(15,475)	1,471,823
Net income					151,681		151,681
Issuance of Series F preferred shares	2			116,949	883		117,834
Redemption of Series G preferred shares	(2)			(193,548)	(1,850)		(195,400)
Issuance of common shares		90		97,971			98,061
Shares issued in exchange for interests in limited partnerships		2		3,295			3,297
Treasury shares cancelled (5)		(41)	41				-
Shares issued under benefit plans		9		8,703			8,712
Dividends declared – common shares (1)					(177,975)		(177,975)
Dividends declared – preferred shares (4)					(35,594)		(35,594)
Other comprehensive loss						(14,201)	(14,201)
Balance, December 31, 2008	$8	$2,625	$-	$1,475,397	$(20,116)	$(29,676)	$1,428,238

(1)	Common dividends per share were $2.10, $1.98 and $1.86 for the year ended December 31, 2008, 2007 and 2006, respectively.
(2)	Series D and Series E preferred dividends per share were $50.63 and $173.75, respectively, for the year ended December 31, 2006.
(3)	Series D, E, F and G preferred dividends per share were $50.63, $173.75, $142.64 and $34.88, respectively, for the year ended December 31, 2007.
(4)	Series D, E, F and G preferred dividends per share were $50.63, $173.75, $162.50 and $73.73, respectively, for the year ended December 31, 2008.
(5)	A total of 1.4 million common shares of beneficial interest were purchased in 2007 and subsequently retired on January 11, 2008.

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

We operate a portfolio of properties that include neighborhood and community shopping centers and industrial properties of approximately 73.0 million square feet.  We have a diversified tenant base with our largest tenant comprising only 2.7% of total rental revenues during 2008.

We currently operate, and intend to operate in the future, as a real estate investment trust (“REIT”).

Basis of Presentation
Our consolidated financial statements include the accounts of our subsidiaries and certain partially owned real estate joint ventures or partnerships which meet the guidelines for consolidation.  All intercompany balances and transactions have been eliminated.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  Such statements require management to make estimates and assumptions that affect the reported amounts on our consolidated financial statements.  Actual results could differ from these estimates.

Revenue Recognition
Rental revenue is generally recognized on a straight-line basis over the life of the lease, which begins the date the leasehold improvements are substantially complete, if owned by us, or the date the tenant takes control of the space, if the leasehold improvements are owned by the tenant.  Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is recognized in the period the related expense is recognized.  Revenue based on a percentage of tenants' sales is recognized only after the tenant exceeds their sales breakpoint.  In addition, in circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of rental revenue on a straight-line basis over the term of the lease.  Other revenue is income from contractual agreements with third parties, tenants or partially owned real estate joint ventures or partnerships, which is recognized as the related services are performed under the respective agreements.

Real Estate Joint Ventures and Partnerships
To determine the method of accounting for partially owned real estate joint ventures and partnerships, we first apply the guidelines set forth in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”).  Entities identified as variable interest entities are consolidated if we are determined to be the primary beneficiary of the partially owned real estate joint venture or partnership.

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

Our investments in partially owned real estate joint ventures and partnerships are reviewed for impairment, periodically, if events or circumstances change indicating that the carrying amount of our investments may not be recoverable.  The ultimate realization of our investments in partially owned real estate joint ventures and partnerships is dependent on a number of factors, including the performance of each investment and market conditions.  In accordance with the Accounting Principles Board’s APB 18, “The Equity Method of Accounting for Investments in Common Stock,” we will record an impairment charge if we determine that a decline in the value of an investment is other than temporary.  Based on our analysis of the facts and circumstances at each reporting period, no impairment was recorded for the year ended December 31, 2008, 2007 and 2006.  However, due to the current credit and real estate market conditions, there is no certainty that impairments would not occur in the future.

Property
Real estate assets are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method, generally over estimated useful lives of 18-40 years for buildings and 10-20 years for parking lot surfacing and equipment.  Major replacements where the betterment extends the useful life of the asset are capitalized and the replaced asset and corresponding accumulated depreciation are removed from the accounts.  All other maintenance and repair items are charged to expense as incurred.

Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations of an acquired property are included in our results of operations from the date of acquisition.  We have used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property among land, buildings on an "as if vacant" basis, tenant improvements and other identifiable intangibles.  Other identifiable intangible assets and liabilities include the effect of out-of-market leases, the value of having leases in place (“as is” versus “as vacant” basis and absorption costs), out-of-market assumed mortgages and tenant relationships.  Depreciation and amortization is computed using the straight-line method, generally over estimated useful lives of 40 years for buildings and over the lease term which includes bargain renewal options for other identifiable intangible assets.  Initial valuations are subject to change until such information is finalized, no later than 12 months from the acquisition date.

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

Our properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property, including any identifiable intangible assets (including site costs and capitalized interest), may not be recoverable.  In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property.  Fair values are also determined by obtaining third-party broker and appraisal estimates.  In accordance with FASB’s Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” such carrying amount is adjusted, if necessary, to the estimated fair value to reflect an impairment in the value of the asset.

Due to our analysis of current economic considerations at each reporting period, including the effects of tenant bankruptcies, lack of available funding and halt of tenant expansion plans for new development projects and declines in the real estate values, plans related to our new development properties including land held for development changed, and the use of these assets was no longer certain which brought about an impairment charge.  Impairments, primarily related to our new development properties, of $52.5 million were recognized for the year ended December 31, 2008.  No impairment was recorded for the year ended December 31, 2007 and 2006.  Determining whether a property is impaired and, if impaired, the amount of required write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation.  If market conditions continue to deteriorate or managements’ plans for certain properties change, additional write-downs could be required in the future.

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

Deferred Charges
Debt financing costs are amortized primarily on a straight-line basis, which approximates the effective interest method, over the terms of the debt.  Lease costs represent the initial direct costs incurred in origination, negotiation and processing of a lease agreement.  Such costs include outside broker commissions and other independent third party costs, as well as salaries and benefits, travel and other internal costs directly related to completing a lease and are amortized over the life of the lease on a straight-line basis.  Costs related to supervision, administration, unsuccessful origination efforts and other activities not directly related to completed lease agreements are charged to expense as incurred.

Sales of Real Estate
Sales of real estate include the sale of shopping center pads, property adjacent to shopping centers, shopping center properties, merchant development properties, investments in real estate joint ventures and partnerships and partial sales to real estate joint ventures and partnerships in which we participate.

We recognize profit on sales of real estate, including merchant development sales, in accordance with FASB’s SFAS No. 66 (“SFAS 66”), “Accounting for Sales of Real Estate.”  Profits are not recognized until (a) a sale is consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay; (c) the seller’s receivable is not subject to future subordination; and (d) we have transferred to the buyer the usual risks and rewards of ownership in the transaction, and we do not have a substantial continuing involvement with the property.

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

Accrued Rent and Accounts Receivable, net
Receivable balances outstanding include base rents, tenant reimbursements and receivables attributable to the straight-lining of rental commitments.  An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon an analysis of balances outstanding, historical bad debt levels, tenant credit worthiness and current economic trends.  Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectibility of the related receivables.

Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted cash that is held for a specific use or in a qualified escrow account for the purposes of completing like-kind exchange transactions.  At December 31, 2008 and December 31, 2007, we had $22.5 million and $21.3 million of restricted cash, respectively, and $10.8 million and $17.6 million held in escrow related to our mortgages, respectively.

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

Per Share Data
Net income per common share - basic is computed using net income available to common shareholders and the weighted average shares outstanding.  Net income per common share - diluted includes the effect of potentially dilutive securities for the periods indicated as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Numerator:
Net income available to common shareholders – basic	$115,120	$212,642	$294,909
Income attributable to operating partnership units		4,407	5,453
Net income available to common shareholders – diluted	$115,120	$217,049	$300,362

Denominator:
Weighted average shares outstanding – basic	84,474	85,504	87,719
Effect of dilutive securities:
Share options and awards	443	891	926
Operating partnership units		2,498	3,134
Weighted average shares outstanding – diluted	84,917	88,893	91,779

Options to purchase common shares of beneficial interest of 2.4 million in 2008 and .5 million in both 2007 and 2006, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price for the year.  For the year ended December 31, 2008, 2.4 million of operating partnership units was not included in the calculation of net income per common share – diluted because these units had an anti-dilutive effect.

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

Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered cash equivalents.  Cash and cash equivalents are primarily held at major financial institutions in the United States.  At December 31, 2008 and 2007, we had cash and cash equivalents in certain financials institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents amongst several banking institutions in an attempt to minimize exposure to any one of these entities.  We believe we are not exposed to any significant credit risk and regularly monitor the financial stability of these financial institutions.  The Federal Deposit Insurance Corporation, or “FDIC,” generally only insures limited amounts per depositor per insured bank.  Beginning October 3, 2008 through December 31, 2009, the FDIC will insure up to $250,000 per depositor per insured bank; on January 1, 2010, the standard coverage limit will return to $100,000 for most deposit categories.  Unlimited deposit insurance coverage will be available to our non-interest bearing transaction accounts held at those institutions participating in FDIC’s Temporary Liquidity Guaranty program through December 31, 2009.

Cash Flow Information
We issued common shares of beneficial interest valued at $2.3 million, $13.6 million and $8.0 million during 2008, 2007 and 2006, respectively, in exchange for interests in real estate joint ventures and partnerships, which had been formed to acquire properties.  We also accrued $25.8 million, $15.5 million and $6.5 million during 2008, 2007 and 2006, respectively, associated with the construction of property.  Cash payments for interest on debt, net of amounts capitalized, of $154.8 million, $153.2 million and $139.1 million were made during 2008, 2007 and 2006, respectively.  A cash payment of $5.1 million, $.8 million and $.6 million for income taxes was made during 2008, 2007 and 2006, respectively.

In association with property acquisitions and investments in unconsolidated real estate joint ventures, items assumed were as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006

Debt	$-	$99,428	$140,740
Obligations Under Capital Leases	-	12,888	-
Minority Interest	634	27,932	15,816
Net Assets and Liabilities	8,450	14,322	21,597

In connection with the sale of improved properties, we received notes receivable totaling $6.0 million during 2008.  Net assets and liabilities were reduced by $68.3 million during 2008 from the reorganization of four joint ventures, which were previously consolidated.  In addition, we recorded a $41 million non-cash contingent liability as an increase to our investment in real estate joint ventures and partnerships and accrued $8.5 million associated with Hurricane Ike.

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

In connection with the sale of an 80% interest in 12 properties in 2006, we retained a 20% unconsolidated investment of $90.6 million.  In connection with the sale of improved properties, we received notes receivable totaling $2.6 million in 2006.

Accumulated Other Comprehensive Loss
As of December 31, 2008, the balance in accumulated other comprehensive loss relating to derivatives and our retirement liability was $16.9 million and $12.8 million, respectively.  As of December 31, 2007, the balance in accumulated other comprehensive loss relating to derivatives and our retirement liability was $11.8 million and $3.7 million, respectively.

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

We adopted SFAS 157 in the first quarter of 2008 regarding our financial assets and liabilities currently recorded or disclosed at fair value.  The FASB has issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” which defers the provisions of SFAS 157 relating to nonfinancial assets and liabilities, and delays implementation by us until January 1, 2009.  SFAS 157 has not and is not expected to materially affect how we determine fair value, but it has resulted in certain additional disclosures (see Note 18).

In October 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” to clarify the provisions of SFAS 157 relating to valuing a financial asset when the market for that asset is not active.  This FSP was effective upon issuance and has not had a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R.”  This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur.  These changes will be reported in comprehensive income.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements were effective for us as of December 31, 2006, and as a result we recognized an additional liability of $803,000.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for us on December 31, 2008.  The adoption of the measurement provision of SFAS 158 has not had a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.  This statement was effective for us on January 1, 2008, and we elected not to measure any of our current eligible financial assets or liabilities at fair value upon adoption; however, we do have the option to elect to measure eligible financial assets or liabilities acquired in the future at fair value.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.”  SFAS 141R expands the original guidance’s definition of a business.  It broadens the fair value measurement and recognition to all assets acquired, liabilities assumed and interests transferred as a result of business combinations.  SFAS 141R requires expanded disclosures to improve the ability to evaluate the nature and financial effects of business combinations.  SFAS 141R is effective for us for business combinations made on or after January 1, 2009.  Due to current economic conditions, we do not plan any significant acquisitions in the upcoming year, thereby upon adoption, no material effect is anticipated.  However SFAS 141R could have a material effect on our accounting for future acquisition of properties.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.”  SFAS 160 requires that a noncontrolling interest in an unconsolidated entity be reported as equity and any losses in excess of an unconsolidated entity’s equity interest be recorded to the noncontrolling interest.  The statement requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS 160 is effective for us on January 1, 2009 and many provisions will be applied retrospectively.  SFAS 160 may materially increase our shareholders’ equity; however due to the complexities and number of entities included in our minority interest, we have not yet been able to formalize the impact on our consolidated financial statements.  Future changes to noncontrolling interests could materially affect shareholders’ equity.  Also upon adoption, net income will no longer include income allocated to minority interests which may result in a material increase in net income.  However, income available to common shareholders should not be affected.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for us on January 1, 2009.  Implementation of SFAS 161 will result in certain additional disclosures to be included in our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 will require that the initial debt proceeds from the sale of our convertible and exchangeable senior debentures be allocated between a liability component and an equity component in a manner that will reflect our effective nonconvertible borrowing rate.  The resulting debt discount would be amortized using the effective interest method over the period the debt is expected to be outstanding as additional interest expense.  FSP APB 14-1 is effective for us on January 1, 2009 and requires retroactive application.  Upon the adoption of FSP APB 14-1, the unamortized debt discount as of December 31, 2008 of approximately $22.9 million will be included as a reduction of debt and approximately $41.5 million will be included as accumulated additional paid-in capital on our consolidated balance sheet.  Incremental interest expense will be approximately $8.3 million, $7.9 million and $3.2 million for the year ended December 31, 2008, 2007 and 2006, respectively.  Additionally, our gain on the redemption of convertible unsecured notes will approximate $12.9 million for the year ended December 31, 2008.

In June 2008, the FASB’s Emerging Issues Task Force (“EITF”) issued EITF Issue 07-5 (“EITF 07-5”), “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.”  EITF 07-5 proposes a two step method in determining if an instrument previously qualifying for the scope exception of FASB Statement 133 will continue to qualify as an instrument indexed to the entity’s stock.  EITF 07-5 is effective for us on January 1, 2009.  We believe that the adoption of this standard on its effective date will not effect our consolidated financial statements.

In November 2008, the FASB’s EITF issued EITF Issue 08-6 (“EITF 08-6”), “Equity Method Investments Accounting Considerations.”  EITF 08-6 requires an investment accounted for under the equity method to be evaluated and recorded in accordance with SFAS 141R business combinations definition and modeling.  EITF 08-6 is effective for us for equity method investments made on or after January 1, 2009.  We believe that the adoption of this standard on its effective date will not have a material effect our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position No. FAS 140-4 and FIN 46(R)-8 (“FSP FAS 140-4”), “Disclosures by Public Entities (enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  FSP FAS 140-4 requires additional disclosures about transfers of financial assets under FASB Statement 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and their involvement with variable interest entities under FIN 46R.  The disclosures required by FSP FAS 140-4 are intended to provide greater transparency to financial statement users.  FSP FAS 140-4 is effective for us on December 31, 2008.  FSP FAS 140-4 has resulted in certain additional disclosures included in Note 3.

Note 3.          Variable Interest Entities

Management determines whether an entity is a variable interest entity (“VIE”) and, if so, determines which party is the primary beneficiary by analyzing which party absorbs a majority of the expected losses or a majority of the expected residual returns of the VIE, or both.  Significant judgments and assumptions inherent in this analysis include the design of the entity structure, the nature of the entity’s operations, future cash flow projections, the entity’s financing and capital structure, and contractual relationships and terms.  We consolidate a VIE when we have determined that we are the primary beneficiary.  Assets held by VIEs which are currently consolidated approximate $241.9 million and none at December 31, 2008 and 2007, respectively.  Entities for which we are the primary beneficiary and we consolidate are described below.

In March 2008, we contributed 18 neighborhood/community shopping centers located in Texas with an aggregate value of approximately $227.5 million, and aggregating more than 2.1 million square feet, to a joint venture.  The activities of this venture principally consist of owning and operating these shopping centers.  We sold an 85% interest in this joint venture to AEW Capital Management on behalf of one of its institutional clients and received proceeds of approximately $216.1 million.  Financing totaling $154.3 million was placed on the properties and guaranteed solely by us for tax planning purposes.  This venture is deemed to be a variable interest entity and, due to our guaranty of the debt, we are the primary beneficiary and have consolidated this joint venture.  Our maximum exposure to loss associated with this joint venture is primarily limited to our guaranty of the debt, which was approximately $154.3 million at December 31, 2008.

We also contributed eight neighborhood/community shopping centers with an aggregate value of approximately $205.1 million, and aggregating approximately 1.1 million square feet, to a joint venture in November 2008.  Four of these shopping centers are located in Texas, two in Tennessee and one each in Florida and Georgia.  The activities of this venture principally consist of owning and operating these shopping centers.  We sold a 70% interest in this joint venture to Hines REIT Retail Holdings, LLC and received proceeds of approximately $121.8 million.  Financing totaling $100.0 million was placed on the properties and guaranteed solely by us for tax planning purposes.  This venture is deemed to be a variable interest entity and, due to our guaranty of the debt, we are the primary beneficiary and have consolidated this joint venture.  Our maximum exposure to loss associated with this joint venture is primarily limited to our guaranty of the debt, which was approximately $100.0 million at December 31, 2008.

Restrictions on the use of these assets are significant because they are secured as collateral for their debt, and we would be required to obtain our partners’ approval in accordance with the partnership agreements on any major transactions.  The impact of these transactions on our consolidated financial statements has been limited to changes in minority interest and reductions in debt from our partners’ contributions.

In addition, we have an unconsolidated joint venture with an interest in an entity which is deemed to be a VIE as described.  In July 2008, a 47.75%-owned unconsolidated real estate joint venture acquired an 83.34% interest in a joint venture owning a 919,000 square foot new development to be constructed in Aurora, Colorado.  The unconsolidated joint venture provided a guaranty on debt obtained by acquired joint venture.  The unconsolidated joint venture’s maximum exposure to loss is limited to the guaranty of the debt, which was approximately $28.3 million at December 31, 2008.

Note 4.          Derivatives and Hedging

In order to manage our interest rate risk, we occasionally hedge the future cash flows of our debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions.  In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” we recognize all derivatives as either assets or liabilities at fair value and have designated our current interest rate swaps as fair value hedges of fixed rate borrowings.  At December 31, 2008 and 2007, we had two interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $50.0 million that convert fixed interest payments at rates of 4.2% to variable interest payments of 2.0% and 5.0% at December 31, 2008 and 2007, respectively.  We have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates.

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

Changes in the fair value of interest rate swap contracts designated as fair value hedges, as well as changes in the fair value of the related debt being hedged, are recorded in earnings each reporting period.  For the twelve months ended December 31, 2008 and 2007, these changes in fair value offset.  The derivative instruments at December 31, 2008 were reported at their fair values in other assets, net of accrued interest, of $4.6 million, and we had no derivative instruments reported in other liabilities.  At December 31, 2007, derivative instruments were reported at their fair values in other liabilities, net of accrued interest, of $5.8 million, and we had no derivative instruments reported in other assets.

As of December 31, 2008 and December 31, 2007, the balance in accumulated other comprehensive loss relating to derivatives was $16.9 million and $11.8 million, respectively.  Amounts amortized to interest expense were $2.1 million in 2008, $.9 million in 2007 and $.4 million in 2006.  Within the next 12 months, approximately $2.2 million of the balance in accumulated other comprehensive loss is expected to be amortized to interest expense.

The interest rate swaps decreased interest expense and increased net income by $.8 million and decreased the average interest rate of our debt by .03% in 2008.  The interest rate swaps increased interest expense and decreased net income by $.6 million and $.5 million in 2007 and 2006, respectively, and increased the average interest rate of our debt by .02% in both 2007 and 2006.  We could be exposed to losses in the event of nonperformance by the counter-parties; however, management believes the likelihood of such nonperformance is unlikely.

Note 5.          Debt

Our debt consists of the following (in thousands):

	December 31,
	2008	2007

Debt payable to 2030 at 4.5% to 8.8%	$2,755,475	$2,876,445
Unsecured notes payable under revolving credit agreements	383,000	255,000
Obligations under capital leases	29,725	29,725
Industrial revenue bonds payable to 2015 at 2.4% to 2.1%	3,337	3,889

Total	$3,171,537	$3,165,059

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	December 31,
	2008	2007

As to interest rate (including the effects of interest rate swaps):
Fixed-rate debt	$2,722,510	$2,843,320
Variable-rate debt	449,027	321,739

Total	$3,171,537	$3,165,059

As to collateralization:
Unsecured debt	$2,139,392	$2,095,506
Secured debt	1,032,145	1,069,553

Total	$3,171,537	$3,165,059

We have a $575 million unsecured revolving credit facility held by a syndicate of banks that expires in February 2010 and provides a one-year extension option available at our request.  Borrowing rates under this facility float at a margin over LIBOR, plus a facility fee.  The borrowing margin and facility fee, which are currently 60.0 and 15.0 basis points, respectively, are priced off a grid that is tied to our senior unsecured credit ratings.  This facility retains a competitive bid feature that allows us to request bids for amounts up to $287.5 million from each of the syndicate banks, allowing us an opportunity to obtain pricing below what we would pay using the pricing grid.

At December 31, 2008 and December 31, 2007, the balance outstanding under the revolving credit facility was $383.0 million at a variable interest rate of 1.6% and $255.0 million at a variable interest rate of 5.4%, respectively.  We also have an agreement for a $30 million unsecured and uncommitted overnight facility with a bank that we use for cash management purposes, of which no amounts were outstanding at December 31, 2008 and December 31, 2007.  Letters of credit totaling $10.1 million and $9.2 million were outstanding under the revolving credit facility at December 31, 2008 and December 31, 2007, respectively.  The available balance under our revolving credit agreement was $181.9 million and $310.8 million at December 31, 2008 and December 31, 2007, respectively.  During the twelve months ended December 31, 2008, the maximum balance and weighted average balance outstanding under both facilities combined were $503.0 million and $362.0 million, respectively, at a weighted average interest rate of 3.4%.  During 2007, the maximum balance and weighted average balance outstanding under both facilities combined were $312.4 million and $96.7 million, respectively, at a weighted average interest rate of 6.1%.

In November 2008, we contributed assets to a joint venture with an institutional investor.  In conjunction with this transaction, the joint venture issued $100.0 million of fixed-rate secured long-term debt with a five year term at a rate of 6.0% that we guaranteed.  The net proceeds received from the issuance of this debt were used to reduce amounts outstanding under our $575 million revolving credit facility.

In March 2008, we contributed assets to a joint venture with an institutional investor.  In conjunction with this transaction, the joint venture issued $154.3 million of fixed-rate secured long-term debt with an average life of 7.3 years at an average rate of 5.4% that we guaranteed.  We received all of the proceeds from the issuance of this debt and such proceeds were used to reduce amounts outstanding under our $575 million revolving credit facility.

In January 2008, we elected to repay at par a fixed-rate 8.33% mortgage totaling $121.8 million that was secured by 19 supermarket-anchored shopping centers in California originally acquired in April 2001.

As of December 31, 2007, the balance of secured debt that was assumed in conjunction with 2007 acquisitions was $99.4 million.  A capital lease obligation totaling $12.9 million was assumed and subsequently settled in 2007.  No debt or capital lease obligations were assumed in 2008 in conjunction with acquisitions.

Various leases and properties, and current and future rentals from those lease and properties, collateralize certain debt.  At December 31, 2008 and December 31, 2007, the carrying value of such property aggregated $1.8 billion and $1.9 billion, respectively.

Scheduled principal payments on our debt (excluding $383.0 million due under our revolving credit agreements, $21.0 million of certain capital leases, $4.6 million fair value of interest rate swaps and $21.7 million of non-cash debt-related items) are due during the following years (in thousands):

2009	$96,987
2010	127,975
2011	303,412
2012	334,701
2013	413,440
2014	374,743
2015	249,780
2016	147,123
2017	29,391
2018	54,007
Thereafter	609,636
Total	$2,741,195

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels.  We believe we were in compliance with all restrictive covenants as of December 31, 2008.

In August 2006, we issued an offering of $575 million of 3.95% convertible senior unsecured notes due 2026.  Interest is payable semi-annually in arrears on February 1 and August 1 of each year, beginning February 1, 2007.  The debentures are convertible under certain circumstances for our common shares of beneficial interest at an initial conversion rate of 20.3770 common shares of beneficial interest per $1,000 of principal amount of debentures (an initial conversion price of $49.075).  In addition, the conversion rate may be adjusted if certain change in control transactions or other specified events occur on or prior to August 4, 2011.  Upon the conversion of debentures, we will deliver cash for the principal return, as defined, and cash or common shares of beneficial interest, at our option, for the excess of the conversion value, as defined, over the principal return.  The debentures are redeemable for cash at our option beginning in 2011 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require us to repurchase their debentures for cash equal to the principal of the debentures plus accrued and unpaid interest in 2011, 2016 and 2021 and in the event of a change in control.  In November 2008, we elected to repurchase a portion of these notes in the open market.  We purchased and subsequently retired $37.8 million face for $26.7 million resulting in a net gain of $10.7 million in the fourth quarter of 2008.

In connection with the issuance of these debentures, we filed a registration statement related to the resale of the debentures and the common shares of beneficial interest issuable upon the conversion of the debentures.  This registration statement has been declared effective by the SEC.

Note 6.          Preferred Shares

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

We issued $150 million and $200 million of depositary shares on June 6, 2008 and January 30, 2007, respectively.  Each depositary share represents one-hundredth of a Series F Cumulative Redeemable Preferred Share.  The depositary shares are redeemable, in whole or in part, on or after January 30, 2012 at our option, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon.  The depositary shares are not convertible or exchangeable for any of our other property or securities.  The Series F Preferred Shares pay a 6.5% annual dividend and have a liquidation value of $2,500 per share.  Series F Preferred Shares issued in June 2008 were issued at a discount, resulting in an effective rate of 8.25%.  Net proceeds of $117.8 million and $194.0 million from the issuance in June 2008 and January 2007, respectively, were used to repay amounts outstanding under our revolving credit facilities and for general business purposes.  Subsequent to the 2008 issuance, our revolving credit facilities were used to finance the partial redemption of the Series G Cumulative Redeemable Preferred Shares as described above.

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

Note 7.          Common Shares of Beneficial Interest

In July 2007, our Board of Trust Managers authorized a common share repurchase program as part of our ongoing investment strategy.  Under the terms of the program, we may purchase up to a maximum value of $300 million of our common shares of beneficial interest during the following two years.  Share repurchases may be made in the open market or in privately negotiated transactions at the discretion of management and as market conditions warrant.  We anticipate funding the repurchase of shares primarily through the proceeds received from our property disposition program, as well as from general corporate funds.

During 2007, we repurchased 2.8 million common shares of beneficial interest at an average share price of $37.12 and cancelled 1.4 million common shares of beneficial interest in both 2008 and 2007.  As of December 31, 2008, the remaining value of common shares of beneficial interest available to be repurchased under the common share repurchase plan is $196.7 million.

In October 2008, we sold 3.0 million common shares of beneficial interest at $34.20 per share.  Net proceeds from this offering were $98.1 million and were used to repay indebtedness outstanding under our revolving credit facilities and for other general corporate purposes.

Note 8.          Treasury Shares of Beneficial Interest

At December 31, 2007, a total of 1.4 million common shares of beneficial interest were repurchased by us at an average share price of $36.47.  These shares were subsequently retired on January 11, 2008.

Note 9.          Property

Our property consisted of the following (in thousands):

	December 31,
	2008	2007

Land	$964,982	$974,145
Land held for development	118,078	62,033
Land under development	101,587	223,827
Buildings and improvements	3,488,385	3,533,037
Construction in-progress	242,440	179,302

Total	$4,915,472	$4,972,344

The following carrying charges were capitalized (in thousands):

	Year Ended December 31,
	2008	2007	2006

Interest	$20,290	$25,025	$7,616
Ad valorem taxes	2,730	1,985	780

Total	$23,020	$27,010	$8,396

During 2008, we invested $176.3 million in new developments projects.  We commenced three new development projects, of which two are located in Texas and one in Florida.  Of these, one property is held in a 70%-owned consolidated real estate joint venture.  We also disposed of nine shopping centers, one industrial property and 24 land parcels.

In 2008, five real estate joint venture agreements were amended, which produced a reduction of $143.3 million to property as these ventures were previously included in this caption of our consolidated financial statements and are now accounted for under the equity method of accounting and are included as investment in real estate joint ventures and partnerships.

An impairment charge, as described in Note 1, of $52.5 million was recognized for the year ended December 31, 2008, and no impairment was recorded for the year ended December 31, 2007 and 2006.

Note 10.        Discontinued Operations

During 2008, one industrial center located in Texas and nine shopping centers, five of which were located in Texas, one in California and three in Louisiana, were sold.  In 2007, we sold 17 shopping centers and one industrial center, 10 of which were located in Texas, three in Louisiana, two each in Colorado and Illinois, and one in Georgia.  The operating results of these properties have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income in accordance with SFAS No. 144, as well as any gains on the respective disposition.  Revenues recorded in operating income from discontinued operations totaled $7.8 million in 2008, $26.2 million in 2007 and $55.6 million in 2006.  Included in the Consolidated Balance Sheet at December 31, 2007 were $108.4 million of property and $40.1 million of accumulated depreciation related to properties sold during 2008.

The discontinued operations reported in 2008 had no debt that was required to be repaid upon their disposition.

In 2007, we incurred a net loss of $.4 million on the defeasance of three loans totaling $22.2 million that were required to be settled upon the disposition of the related properties.  These defeasance costs were recognized as interest expense and have been reclassified and reported as discontinued operations.

We elected not to allocate other consolidated interest to discontinued operations because the interest savings to be realized from the proceeds of the sale of these operations was not material.

Note 11.        Notes Receivable from Real Estate Joint Ventures and Partnerships

We have ownership interests in a number of real estate joint ventures and partnerships.  Notes receivable from these entities bear interest ranging from 2.8% to 10.0% at December 31, 2008 and 5.7% to 10.0% at December 31, 2007.  These notes are due at various dates through 2028 and are generally secured by real estate assets.  We believe these notes are fully collectible and no allowance has been recorded at December 31, 2008 and 2007.  We recognized interest income on these notes as follows, in millions: $4.0 in 2008, $1.5 in 2007 and $1.3 in 2006.

Note 12.        Related Parties

Through our management activities and transactions with our real estate joint venture and partnerships, we had accounts receivables of $2.0 million and $4.7 million outstanding as of December 31, 2008 and 2007, respectively.  We also had accounts payable and accrued expenses of $10.2 million and $2.2 million outstanding as of December 31, 2008 and 2007, respectively.  For the year ended December 31, 2008, 2007 and 2006, we recorded joint venture fee income of $5.9 million, $5.0 million and $1.9 million, respectively.

In 2008, we contributed 18 neighborhood/community shopping centers located in Texas with an aggregate value of approximately $227.5 million, and aggregating more than 2.1 million square feet, to a joint venture.  We sold an 85% interest in this joint venture to AEW Capital Management on behalf of one of its institutional clients and received proceeds approximating $216.1 million.  We maintain a 15% ownership interest in this venture, which is consolidated in our financial statements.

We also contributed eight neighborhood/community shopping centers with an aggregate value of approximately $205.1 million, and aggregating approximately 1.1 million square feet, to a joint venture in November 2008.  Four of these shopping centers are located in Texas, two in Tennessee and one each in Florida and Georgia.  We sold a 70% interest in this joint venture to Hines REIT Retail Holdings, LLC and received proceeds of approximately $121.8 million. We maintain a 30% ownership interest in this venture, which is consolidated in our financial statements.

Subsequent to December 31, 2008, we contributed two additional properties to the joint venture with Hines REIT Retail Holdings, LLC with an aggregate value of approximately $23.3 million, and aggregating approximately .1 million square feet.  These two shopping centers are located in Georgia and North Carolina, and we received proceeds of approximately $6.9 million.

In 2007, we acquired our partner’s 50% interest in a shopping center in Las Vegas, Nevada.  As part of this transaction, our $22.2 million note receivable from this partner was settled.

In 2007, we sold a 12.6% interest in a shopping center located in Lafayette, Louisiana to our outside partner.  Sales proceeds and the gain generated totaled $4.4 million and $.8 million, respectively.

Note 13.        Investment in Real Estate Joint Ventures and Partnerships

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

	December 31,
	2008	2007

Combined Condensed Balance Sheets

Property	$1,951,771	$1,660,915
Accumulated depreciation	(129,227)	(71,998)
Property, net	1,822,544	1,588,917

Other assets	256,688	238,166

Total	$2,079,232	$1,827,083

Debt (primarily mortgage payable)	$472,486	$378,206
Notes and accounts payable to Weingarten Realty Investors	248,969	87,191
Other liabilities	149,265	138,150
Accumulated equity	1,208,512	1,223,536

Total	$2,079,232	$1,827,083

	Year Ended December 31,
	2008	2007	2006

Combined Condensed Statements of Income

Revenues	$162,737	$146,642	$65,002

Expenses:
Depreciation and amortization	41,146	38,574	15,390
Interest	20,424	23,093	17,398
Operating	37,592	22,396	8,750
Ad valorem taxes	18,739	15,767	6,187
General and administrative	6,055	1,243	783
Impairment loss	5,151

Total	129,107	101,073	48,508

Gain on land and merchant development sales	933	1,295	1,938
Gain on sale of properties	13	5,422	5,991
Net income	$34,576	$52,286	$24,423

Our investment in real estate joint ventures and partnerships, as reported on our Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differentials, which arose upon the transfer of assets to the joint ventures.  The basis differentials, which totaled $12.1 million and $15.8 million at December 31, 2008 and December 31, 2007, respectively, are generally amortized over the useful lives of the related assets.

In accordance with SFAS 144, our real estate joint ventures and partnerships determined that the carrying amount of certain properties was not recoverable and that the properties should be written down to fair value.  Our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $5.2 million as of December 31, 2008, and no impairment was recorded for the year ended December 31, 2007 and 2006.

Fees earned by us for the management of these real estate joint ventures and partnerships totaled $5.9 million in 2008, $5.0 million in 2007 and $1.9 million in 2006.

During 2008, a 25%-owned unconsolidated real estate joint venture acquired a 4,000 square foot building located in Port Charlotte, Florida.  A 50%-owned unconsolidated real estate joint venture was formed for the purposes of developing an industrial building in Houston, Texas, while a 32%-owned unconsolidated real estate joint venture commenced construction of a retail property in Salt Lake City, Utah.

In July 2008, a 47.75%-owned unconsolidated real estate joint venture acquired an 83.34% interest in a joint venture owning a 919,000 square foot new development to be constructed in Aurora, Colorado.

In August 2008, we executed a real estate limited partnership with a foreign institutional investor to purchase up to $250 million of retail properties in various states.  Our ownership in this unconsolidated real estate limited partnership is 20.1%.  As of December 31, 2008, no properties have been purchased.

In December 2008, a 50%-owned real estate joint venture was executed related to the redevelopment project in Sheridan, Colorado.  The joint venture entered into a financing arrangement totaling $6.7 million, which matures in December 2038 and is secured by its property.

Effective December 31, 2008, four previously consolidated joint venture agreements were amended, which triggered a reconsideration event and resulted in the de-consolidation of these entities from our consolidated financial statements.

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

Note 14.        Federal Income Tax Considerations

We qualify as a REIT under the provisions of the Internal Revenue Code, and therefore, no tax is imposed on our taxable income distributed to shareholders.  To maintain our REIT status, we must distribute at least 90% of our ordinary taxable income to our shareholders and meet certain income source and investment restriction requirements.

Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of depreciation, rental revenue, compensation expense and gain from sales of property.  As a result of these differences, the book value of our net fixed assets exceeds the tax basis by $220 million at December 31, 2008 and $275 million at December 31, 2007.

The following table reconciles net income to REIT taxable income for the year ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006

Net Income	$151,681	$238,017	$305,010
Net (income) loss of taxable REIT subsidiaries included above	34,803	(6,352)	(4,264)
Net Income from REIT operations	186,484	231,665	300,746
Book depreciation and amortization including discontinued operations	157,893	134,676	131,992
Tax depreciation and amortization	(144,816)	(98,238)	(86,002)
Book/tax difference on gains/losses from capital transactions	35,891	(76,054)	(128,628)
Deferred/prepaid/above and below market rents, net (1)	(20,113)	(7,349))	574
Impairment loss	31,461
Other book/tax differences, net (1)	(31,267)	10,047	(23,108)
REIT taxable income	215,533	194,747	195,574
Dividends paid deduction	(215,533)	(194,747)	(195,574)
Dividends paid in excess of taxable income	$-	$-	$-

_______________
(1) Certain amounts in prior periods have been reclassified to conform to the current year presentation.

The dividends paid deduction in 2008, 2007 and 2006 includes designated dividends of $4.7 million from 2009, $10.9 million from 2008 and $10.2 million from 2007, respectively.

For federal income tax purposes, the cash dividends distributed to common shareholders are characterized as follows:

	2008	2007	2006

Ordinary income	45.5%	85.6%	76.2%
Capital gain distributions	54.5	14.4	23.8

Total	100.0%	100.0%	100.0%

Our taxable REIT subsidiary is subject to federal, state and local income taxes.  We have recorded a federal income tax benefit of $12.1 million for the year ended December 31, 2008.  A federal tax provision of $2.1 million and $1.3 million has been recorded for the year ended December 31, 2007 and 2006, respectively.  Also, a current tax obligation of $.6 million and $2.3 million has been recorded at December 31, 2008 and 2007, respectively, in association with this tax.

Our deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2008	2007

Deferred Assets:
Impairment loss	$9,936
Allowance on other assets	1,363
Interest expense	861	$267
Book/tax basis differential		884
Other	174

Total	$12,334	$1,151

Deferred Liabilities:
Pre-development costs		$1,411
Straight-line rentals	$152

We have reviewed our tax positions under FASB’s Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return.  A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  We believe it is more likely than not that our tax positions will be sustained in any tax examinations.

In May 2006, the State of Texas enacted a new business tax (the “Revised Texas Franchise Tax”) that replaced its existing franchise tax.  In general, legal entities that do business in Texas are subject to the Revised Texas Franchise Tax.  Most REITs are subject to the Revised Franchise Tax, whereas they were previously exempt.  The Revised Texas Franchise Tax became effective for franchise tax reports due on or after January 1, 2008 and is based on revenues earned during the fiscal year.

Because the Revised Texas Franchise Tax is determined by applying a tax rate to a base that considers both revenues and expenses, it is considered an income tax and is accounted for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.”

For the year ended December 31, 2008, 2007 and 2006, we recorded a provision for the Revised Texas Franchise Tax of $2.2 million, $2.0 million and $.1 million, respectively.  The deferred tax assets associated with this tax each totaled $.1 million as of December 31, 2008 and 2007, and the deferred tax liabilities totaled $.2 million and $.1 million as of December 31, 2008 and 2007, respectively.  Also, a current tax obligation of $2.4 million and $2.0 million has been recorded at December 31, 2008 and 2007, respectively, in association with this tax.

Note 15.        Leasing Operations

The terms of our leases range from less than one year for smaller tenant spaces to over 25 years for larger tenant spaces.  In addition to minimum lease payments, most of the leases provide for contingent rentals (payments for taxes, maintenance and insurance by lessees and an amount based on a percentage of the tenants' sales).  Future minimum rental income from non-cancelable tenant leases at December 31, 2008, in millions, is: $441.8 in 2009; $385.3 in 2010; $311.0 in 2011; $245.0 in 2012; $186.2 in 2013; and $770.2 thereafter.  The future minimum rental amounts do not include estimates for contingent rentals.  Such contingent rentals, in millions, aggregated $131.7 in 2008, $126.3 in 2007 and $119.0 in 2006.

Note 16.        Commitments and Contingencies

We are engaged in the operation of shopping centers, which are either owned or, with respect to certain shopping centers, operated under long-term ground leases.  These ground leases expire at various dates through 2069, with renewal options.  Space in our shopping centers is leased to tenants pursuant to agreements that provide for terms ranging generally from one month to 25 years and, in some cases, for annual rentals subject to upward adjustments based on operating expense levels, sales volume, or contractual increases as defined in the lease agreements.

Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which we are the lessee, principally for shopping center ground leases, for the subsequent five years and thereafter ending December 31, are as follows (in thousands):

2009	$3,568
2010	3,528
2011	3,439
2012	3,251
2013	3,222
Thereafter	129,400
$146,408

Rental expense (including insignificant amounts for contingent rentals) for operating leases was, in millions:  $4.0 in 2008; $3.4 in 2007 and $3.2 in 2006.

The scheduled future minimum revenues under subleases, applicable to the ground lease rentals above, under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for the subsequent five years and thereafter ending December 31, are as follows (in thousands):

2009	$34,253
2010	30,343
2011	26,057
2012	22,066
2013	18,578
Thereafter	88,457
$219,754

Property under capital leases, consisting of four shopping centers at both December 31, 2008 and 2007 aggregated $29.1 million, and is included in buildings and improvements.  Amortization of property under capital leases is included in depreciation and amortization expense, and the balance of accumulated depreciation associated with these capital leases at December 31, 2008 and 2007 was $15.4 million and $14.2 million, respectively.  Future minimum lease payments under these capital leases total $48.2 million, with annual payments due, in millions, $2.0 in each of 2009 and 2010; $2.1 in each of 2011 and 2012 and $2.2 in 2013; and $37.8 thereafter.  The amount of these total payments representing interest is $18.5 million.  Accordingly, the present value of the net minimum lease payments was $29.7 million at December 31, 2008.

We participate in six real estate ventures structured as DownREIT partnerships that have properties in Arkansas, California, Georgia, North Carolina, Texas and Utah.  As a general partner, we have operating and financial control over these ventures and consolidate their operations in our consolidated financial statements.  These ventures allow the outside limited partners to put their interest to the partnership for our common shares of beneficial interest or an equivalent amount in cash.  We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares of beneficial interest, at our discretion.  We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us for our common shares of beneficial interest or an equivalent amount of cash.  We have the option to redeem these units in cash or a fixed number of our common shares of beneficial interest, at our discretion.  In 2008 and 2007, we issued common shares of beneficial interest valued at $2.3 million and $13.6 million, respectively, in exchange for certain of these limited partnership interests or operating partnership units.  The aggregate redemption value of the operating partnership units was approximately $46 million and $76 million as of December 31, 2008 and 2007, respectively.

In January 2007, we acquired two retail properties in Arizona.  This purchase transaction includes an earnout provision of approximately $29 million that is contingent upon the subsequent development of space by the property seller.  This contingency agreement expires in 2010.  We have an estimated obligation of $3.9 million and $4.2 million recorded as of December 31, 2008 and 2007, respectively.  Since inception of this obligation, $8.8 million has been paid.  Amounts paid or accrued under such earnouts are treated as additional purchase price and capitalized to the related property.

In April 2007, we acquired an industrial building located in Virginia.  This purchase transaction includes an earnout provision of approximately $6 million that is contingent upon the lease up of vacant space by the property seller.  This contingency agreement expires in 2009.   We have an estimated obligation of $2.3 million and $5.6 million recorded as of December 31, 2008 and 2007, respectively.  Since inception of this obligation, $3.3 million has been paid.  Amounts paid or accrued under such earnouts are treated as additional purchase price and capitalized to the related property.

In August 2006, we acquired a portfolio of five properties, including four properties in Georgia and one in Florida.  The purchase agreement allows for the subsequent development and leasing of an additional phase of Brookwood Marketplace by the property seller.  If the terms of the purchase agreement are met by the seller, the purchase price would be increased by approximately $6.9 million.  This agreement expired in August 2008; however, we have entered into a 180-day extension period per the terms of the purchase agreement.  We have an estimated obligation of $1.6 million recorded as of December 31, 2008, and we had no obligation recorded for this contingency as of December 31, 2007.  Since inception of this obligation, $1.3 million has been paid.  Amounts paid or accrued under such earnouts are treated as additional purchase price and capitalized to the related property.

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

Related to our investment in a redevelopment project in Sheridan, Colorado that is held in an unconsolidated real estate joint venture, we, our joint venture partner and the joint venture have each provided a guaranty for the payment of any debt service shortfalls on bonds issued in connection with the project.  The Sheridan Redevelopment Agency issued $97 million of Series A bonds used for an urban renewal project.  The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales.  The incremental taxes and PIF are to remain intact until the bond liability has been paid in full, including any amounts we may have to provide.  At inception on February 27, 2007, we evaluated and determined that the fair value of the guaranty is nominal to us as the guarantor.  However, a liability has been recorded by the joint venture equal to amounts funded under the bonds.

In connection with the above project, we and our joint venture partner are also signatories to a completion guaranty that requires, among other things, certain infrastructure to be substantially completed and occupants of 75% of the retail space to be open for regular business as of December 31, 2008.  Under specified circumstances, the completion guaranty allows for extension of the completion date until June 30, 2009.  At inception on February 27, 2007, we evaluated the guaranty and determined that its then fair value was nominal.  By a letter dated December 1, 2008, the guarantors requested extension of the completion date pursuant to the terms of the guaranty.  On December 16, 2008, one of the parties benefited by the guaranty filed a lawsuit against us alleging that we were not entitled to the extension and is seeking $97 million in liquidated damages together with other relief.  On February 5, 2009, we filed an answer and counterclaim in which we asserted, among other things, that we were entitled to the extension.  We have recorded a contingent liability of $41 million as of December 31, 2008 based on our belief that we were entitled to the requested extension in December of 2008, but that since completion under the guaranty is not anticipated to be achieved by June 30, 2009, a provision of the guaranty requiring redemption of a certain portion of the outstanding bonds may be triggered.  The contingent liability of $41 million is based on a weighted probability analysis of potential outcomes.

Since the $41 million contingent liability would be funded through the joint venture and the joint venture would purchase the bonds, it has been recorded as an increase in our investment in real estate joint ventures and partnerships.  The increased basis in our investment did not result in an impairment to our investment in accordance to the Accounting Principles Board’s APB 18, “The Equity Method of Accounting for Investments in Common Stock.”

Also in connection with the Sheridan, Colorado joint venture and the issuance of the related Series A bonds, we, our joint venture partner and the joint venture have also provided a performance guaranty on behalf of the Sheridan Redevelopment Agency for the satisfaction of all obligations arising from two interest rate swap agreements for the combined notional amount of $97.0 million that matures in December 2029.  We evaluated and determined that the fair value of the guaranty both at inception and December 31, 2008 was nominal.

We are also involved in various matters of litigation arising in the normal course of business.  While we are unable to predict with certainty the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, any additional liability, if any, will not have a material effect on our consolidated financial statements.

Note 17.        Identified Intangible Assets and Liabilities

Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	December 31,
	2008	2007

Identified Intangible Assets:
Above-Market Leases (included in Other Assets)	$17,921	$18,590
Above-Market Leases – Accumulated Amortization	(9,771)	(7,323)
Below-Market Assumed Mortgages (included in Debt)	2,072	2,072
Below-Market Assumed Mortgages – Accumulated Amortization	(525)	(246)
Valuation of In Place Leases (included in Unamortized Debt and Lease Cost)	64,027	59,498
Valuation of In Place Leases – Accumulated Amortization	(29,104)	(22,308)

	$44,620	$50,283

Identified Intangible Liabilities:
Below-Market Leases (included in Other Liabilities)	$38,712	$39,141
Below-Market Leases – Accumulated Amortization	(18,265)	(11,949)
Above-Market Assumed Mortgages (included in Debt)	53,895	58,414
Above-Market Assumed Mortgages – Accumulated Amortization	(28,284)	(24,517)

	$46,058	$61,089

These identified intangible assets and liabilities are amortized over the applicable lease terms as defined by FASB's SFAS No. 98, "Accounting for Leases" or the remaining lives of the assumed mortgages, as applicable.

The net amortization of above-market and below-market leases increased rental revenues by $3.5 million, $3.2 million and $1.3 million in 2008, 2007 and 2006, respectively.  The estimated net amortization of these intangible assets and liabilities will increase rental revenues for each of the next five years as follows (in thousands):

2009	$2,695
2010	1,879
2011	1,372
2012	1,117
2013	982

The amortization of the in place lease intangible assets recorded in depreciation and amortization, was $8.5 million, $8.3 million and $7.6 million in 2008, 2007 and 2006, respectively.  The estimated amortization of this intangible asset will increase depreciation and amortization for each of the next five years as follows (in thousands):

2009	$6,700
2010	5,868
2011	4,591
2012	3,702
2013	2,884

The amortization of above-market and below-market assumed mortgages decreased interest expense by $8.0 million, $6.7 million and $7.3 million in 2008, 2007 and 2006, respectively.  The estimated amortization of these intangible assets and liabilities will decrease interest expense for each of the next five years as follows (in thousands):

2009	$4,337
2010	3,713
2011	2,416
2012	1,242
2013	798

Note 18.        Fair Value Measurements

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

The fair value of our financial instruments was determined using available market information and appropriate valuation methodologies as defined by SFAS 157 as of December 31, 2008.  Unless otherwise described below, all other financial instruments are carried at amounts which approximate their fair values.

Debt
The fair values of our financial instruments approximate their carrying value in our financial statements except for debt.  We estimated the fair value of our debt based on quoted market prices for publicly-traded debt and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  Fixed-rate debt with carrying values of $2.7 billion and $2.8 billion at December 31, 2008 and 2007, respectively, have fair values of approximately $2.3 billion and $2.9 billion, respectively.  Variable-rate debt with carrying values of $449.0 million and $321.7 million as of December 31, 2008 and 2007, respectively, has fair values of approximately $432.1 million and $321.7 million, respectively.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counter-parties.  However, as of December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2008

Assets:
Derivative instruments		$4,625		$4,625
Investments held in grantor trusts	$25,595			25,595
Total	$25,595	$4,625	-	$30,220

Note 19.        Share Options and Awards

In 1992, we adopted the Employee Share Option Plan that grants 100 share options to every employee, excluding officers, upon completion of each five-year interval of service.  This plan expires in 2012 and provides options for a maximum of 225,000 common shares of beneficial interest, of which .2 million is available for future grant of options or awards at December 31, 2008.  Options granted under this plan are exercisable immediately.

In 1993, we adopted the Incentive Share Option Plan that provided for the issuance of up to 3.9 million common shares of beneficial interest, either in the form of restricted shares or share options.  This plan expired in 2002, but some awards made pursuant to it remain outstanding as of December 31, 2008.  The share options granted to non-officers vest over a three-year period beginning after the grant date, and for officers vest over a seven-year period beginning two years after the grant date.

In 2001, we adopted the Long-term Incentive Plan for the issuance of options and share awards.  In 2006, the maximum number of common shares of beneficial interest issuable under this plan was increased to 4.8 million common shares of beneficial interest, of which 1.8 million is available for the future grant of options or awards at December 31, 2008.  This plan expires in 2011.  The share options granted to non-officers vest over a three-year period beginning after the grant date, and share options and restricted shares for officers vest over a five-year period after the grant date.  Restricted shares granted to trust managers and options or awards granted to retirement eligible employees are expensed immediately.

The grant price for the Employee Share Option Plan is equal to the closing price of our common shares of beneficial interest on the date of grant.  The grant price of the Long-term Incentive Plan is calculated as an average of the high and low of the quoted fair value of our common shares of beneficial interest on the date of grant.  In both plans, these options expire upon termination of employment or 10 years from the date of grant.  In the Long-term Incentive Plan, restricted shares for officers and trust managers are granted at no purchase price.  Our policy is to recognize compensation expense for equity awards ratably over the vesting period, except for retirement eligible amounts.  Compensation expense, net of forfeitures, associated with share options and restricted shares totaled $4.9 million in 2008, $5.1 million in 2007 and $4.9 million in 2006, of which $1.3 million in 2008, 2007 and 2006 was capitalized.

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

	Year Ended December 31,
	2008	2007	2006

Fair value per share option	$3.07	$4.29	$4.97
Dividend yield	5.1%	5.5%	5.7%
Expected volatility	18.8%	18.1%	18.2%
Expected life (in years)	6.2	6.0	5.9
Risk-free interest rate	2.8%	4.1%	4.4%

Following is a summary of the option activity for the three years ended December 31, 2008:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Outstanding, January 1, 2006	3,179,646	$27.47
Granted	544,346	47.41
Forfeited or expired	(65,996)	28.63
Exercised	(510,843)	20.73
Outstanding, December 31, 2006	3,147,153	31.99
Granted	7,821	42.63
Forfeited or expired	(73,156)	35.78
Exercised	(241,528)	23.24
Outstanding, December 31, 2007	2,840,290	32.66
Granted	832,106	32.22
Forfeited or expired	(174,376)	35.85
Exercised	(180,365)	21.99
Outstanding, December 31, 2008	3,317,655	$32.96

The total intrinsic value of options exercised was $2.2 million in 2008, $5.0 million in 2007 and $10.3 million in 2006.  As of December 31, 2008 and 2007, there was approximately $3.4 million and $3.3 million, respectively, of total unrecognized compensation cost related to unvested share options, which is expected to be amortized over a weighted average of 1.7 years and 2.0 years, respectively.

The following table summarizes information about share options outstanding and exercisable at December 31, 2008:

	Outstanding				Exercisable
		Weighted					Weighted
		Average	Weighted	Aggregate		Weighted	Average	Aggregate
		Remaining	Average	Intrinsic		Average	Remaining	Intrinsic
Range of		Contractual	Exercise	Value		Exercise	Contractual	Value
Exercise Prices	Number	Life	Price	(000’s)	Number	Price	Life	(000’s)

$17.94 - $26.91	882,939	3.0 years	$22.11		822,163	$21.93	3.0 years

$26.92 - $40.38	1,946,412	7.3 years	$34.25		963,427	$35.11	5.8 years

$40.39 - $49.62	488,304	7.9 years	$47.46		213,878	$47.46	7.9 years

Total	3,317,655	6.2 years	$32.96	$-	1,999,468	$31.01	4.9 years	$-

A summary of the status of unvested restricted shares for the year ended December 31, 2008 is as follows:

	Unvested	Weighted
	Restricted	Average Grant
	Shares	Date Fair Value

Outstanding, January 1, 2008	117,539	$41.45
Granted	129,260	32.28
Vested	(61,426)	36.94
Forfeited	(17,971)	36.65
Outstanding, December 31, 2008	167,402	$36.54

As of December 31, 2008 and 2007, there was approximately $4.1 million and $4.4 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 2.3 years and 2.7 years, respectively.

Note 20.        Employee Benefit Plans

We have a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the Internal Revenue Service.  Employee contributions are matched by us at the rate of $.50 per $1.00 for the first 6% of the employee's salary.  The employees vest in the employer contributions ratably over a five year period.  Compensation expense related to the plan was $1.0 million in both 2008 and 2007 and $.8 million in 2006.

We also have an Employee Share Purchase Plan under which 562,500 of our common shares of beneficial interest have been authorized.  These shares, as well as common shares of beneficial interest purchased by us on the open market, are made available for sale to employees at a discount of 15% from the quoted market price as defined by the plan.  Shares purchased by the employee under the plan are restricted from being sold for two years from the date of purchase or until termination of employment.  A total of 36,119, 30,437 and 24,181 shares were purchased by employees at an average price of $24.52, $33.49 and $35.38 during 2008, 2007 and 2006, respectively.

Effective April 1, 2002, we converted a noncontributory pension plan to a noncontributory cash balance retirement plan ("Retirement Plan") under which each participant received an actuarially determined opening balance.  Annual additions to each participant's account include a service credit ranging from 3-5% of compensation, depending on years of service, and an interest credit based on the ten-year US Treasury Bill rate not to be less than 2.05%.  Vesting generally occurs after three years of service.  Certain participants were grandfathered under the prior pension plan formula.  In addition to the plan described above, effective September 1, 2002, we established two separate and independent nonqualified supplemental retirement plans ("SRP") for certain employees, the assets of which are held in a grantor trust.  These unfunded plans provide benefits in excess of the statutory limits of our noncontributory cash balance retirement plan.  Annual additions to each participant's account include a service credit ranging from 3-5% of compensation, depending on years of service, and an interest credit of 7.5%.  Vesting generally occurs after three years of service.  We have elected to use the actuarial present value of the vested benefits to which the participant is entitled if the participant separates immediately from the SRP, as defined in EITF 88-1, “Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan.”

At December 31, 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  As a result of the adoption we recognized additional minimum liability directly to accumulated other comprehensive income of $803,000.

The estimated net loss, prior service cost, and transition obligation that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1,051,000, ($117,000) and zero, respectively.

The following tables summarize changes in the benefit obligation, the plan assets and the funded status of our pension plans as well as the components of net periodic benefit costs, including key assumptions.  The measurement dates for plan assets and obligations were December 31, 2008 and 2007.

	Fiscal Year End
	2008	2007
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$41,083	$38,997
Service cost	2,414	3,846
Interest cost	2,639	2,175
Actuarial (gains) losses	1,093	(1,325)
Benefit payments	(1,081)	(2,610)
Benefit obligation at end of year	$46,148	$41,083

Change in Plan Assets:
Fair value of plan assets at beginning of year	$20,434	$17,933
Actual return on plan assets	(5,946)	1,185
Employer contributions	2,065	3,926
Benefit payments	(1,081)	(2,610)
Fair value of plan assets at end of year	$15,472	$20,434

Unfunded Status at End of Year:	$30,676	$20,649

Accumulated benefit obligation	$45,052	$40,101

Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$13,262	$4,287
Prior service credit	(470)	(587)
Total amount recognized	$12,792	$3,700

The following is the required information for other changes in plan assets and benefit obligations recognized in other comprehensive income:

	2008	2007	2006

Net loss (gain)	$9,231	$(925)	NA
Amortization of net gain	(256)	(353)	NA
Amortization of prior service cost	117	117	NA
Total recognized in other comprehensive income	$9,092	$(1,161)	NA

Total recognized in net periodic benefit costs and other comprehensive income	$12,093	$3,511	NA

The following is the required information for plans with an accumulated benefit obligation in excess of plan assets at each year end:

	2008	2007

Projected benefit obligation	$46,149	$41,083
Accumulated benefit obligation	45,052	40,101
Fair value of plan assets	15,472	20,434

At December 31, 2008 and 2007, the Retirement Plan was underfunded by $10.7 million and $2.7 million, respectively, and is included in the accounts payable and accrued expenses.  The SRP was underfunded by $20.0 million and $17.9 million, respectively, and is included in other liabilities.

The components of net periodic benefit cost for both plans are as follows (in thousands):

	2008	2007	2006

Service cost	$2,414	$3,846	$3,090
Interest cost	2,639	2,175	2,309
Expected return on plan assets	(1,832)	(1,500)	(1,385)
Prior service cost	(117)	(117)	(128)
Recognized (gain) loss	(104)	269	407

Total	$3,000	$4,673	$4,293

The assumptions used to develop periodic expense for both plans are shown below:

	2008	2007	2006

Discount rate – Retirement Plan and SRP	6.25%	5.75%	5.75%
Salary scale increases – Retirement Plan	4.00%	4.00%	4.00%
Salary scale increases – SRP	5.00%	5.00%	5.00%
Long-term rate of return on assets – Retirement Plan	8.50%	8.50%	8.50%

The selection of the discount rate follows the guidance provided in SFAS No. 87, "Employers' Accounting for Pensions."  The selection of the discount rate is made annually after comparison to yields based on high quality fixed-income investments.  The salary scale is the composite rate which reflects anticipated inflation, merit increases, and promotions for the group of covered participants.  The long-term rate of return is a composite rate for the trust.  It is derived as the sum of the percentages invested in each principal asset class included in the portfolio multiplied by their respective expected rates of return.  We considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.  This analysis resulted in the selection of 8.50% as the long-term rate of return assumption for 2008.

The assumptions used to develop the actuarial present value of the benefit obligations at year-end for both plans are shown below:

	2008	2007	2006

Discount rate – Retirement Plan and SRP	6.00%	6.25%	5.75%
Salary scale increases – Retirement Plan	4.00%	4.00%	4.00%
Salary scale increases – SRP	5.00%	5.00%	5.00%

The expected contribution to be paid for the Retirement plan by us during 2009 is approximately $4.3 million.  The expected benefit payments for the next ten years for both plans are as follows, in millions: $1.9 in 2009; $1.8 in each of 2010 and 2011; $3.9 in 2012, $1.9 in 2013 and $13.0 in 2014 through 2018.

The participant data used in determining the liabilities and costs was collected as of January 1, 2008 and no significant changes have occurred through December 31, 2008.

The allocation of the fair value of plan assets as provided by the plan trustee was as follows (in thousands):

	December 31,
	2008	2007

Cash and short-term investments	4%	3%
Mutual funds – equity	61%	69%
Mutual funds – fixed income	35%	28%

Total	100%	100%

Our investment policy and strategy for plan assets require that plan assets be allocated based on a "Broad Market Diversification" model.  At December 31, 2008, approximately 60% of plan assets are allocated to equity investments and 40% to fixed income investments.  On a quarterly basis, the plan assets are reviewed in an effort to maintain this asset allocation.  Selected investment funds are monitored as reasonably necessary to permit our Investment Committee to evaluate any material changes to the investment fund's performance.

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

Note 21.        Segment Information

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

Information concerning our reportable segments is as follows (in thousands):

	Shopping
	Center	Industrial	Other	Total

Year Ended December 31, 2008:
Revenues	$548,249	$57,913	$8,806	$614,968
Net Operating Income (Loss)	382,839	40,769	(143)	423,465
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	15,012	1,428	(4,244)	12,196
Capital Expenditures	247,723	22,315	29,052	299,090

Year Ended December 31, 2007:
Revenues	$519,233	$53,650	$10,884	$583,767
Net Operating Income	371,697	37,151	4,533	413,381
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	18,309	1,348	196	19,853
Capital Expenditures	771,590	91,881	24,874	888,345

Year Ended December 31, 2006:
Revenues	$467,307	$53,429	$2,688	$523,424
Net Operating Income (Loss)	340,072	37,362	(405)	377,029
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	13,713	377	565	14,655
Capital Expenditures	920,017	96,504	5,582	1,022,103

As of December 31, 2008:
Investment in Real Estate Joint Ventures and Partnerships	$318,003	$39,631	$-	$357,634
Total Assets	3,747,037	348,691	1,018,971	5,114,699

As of December 31, 2007:
Investment in Real Estate Joint Ventures and Partnerships	$261,293	$35,103	$4,360	$300,756
Total Assets	3,908,105	353,157	732,081	4,993,343

As of December 31, 2006:
Investment in Real Estate Joint Ventures and Partnerships	$174,587	$25,156	$4,096	$203,839
Total Assets	3,516,080	324,343	533,464	4,373,887

Net operating income reconciles to Income from Continuing Operations as shown on the Statements of Consolidated Income and Comprehensive Income as follows (in thousands):

	2008	2007	2006

Total Segment Net Operating Income	$423,465	$413,381	$377,029
Depreciation and Amortization	(155,912)	(128,061)	(117,443)
General and Administrative	(25,761)	(26,979)	(23,801)
Impairment Loss	(52,539)
Interest Expense	(148,475)	(148,829)	(145,374)
Interest and Other Income, net	4,334	8,486	9,044
Gain on Redemption of Convertible Senior Unsecured Notes	10,658
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	12,196	19,853	14,655
Income Allocated to Minority Interests	(8,943)	(10,237)	(6,414)
Gain on Sale of Properties	1,998	4,086	22,493
Gain on Land and Merchant Development Sales	8,342	16,385	7,166
Benefit (Provision) for Income Taxes	10,148	(4,073)	(1,366)
Income from Continuing Operations	$79,511	$144,012	$135,989

Note 22.        Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows (in thousands):

	First	Second		Third	Fourth

2008:
Revenues (3)	$152,096	$153,678		$158,017	$151,177
Net income (loss) available to common shareholders	28,776	66,999	(1)	29,053	(9,708)	(2)
Net income (loss) per common share – basic	0.34	0.80	(1)	0.35	(0.11)	(2)
Net income (loss) per common share – diluted	0.34	0.79	(1)	0.34	(0.11)	(2)

2007:
Revenues (3)	$139,776	$141,314		$152,194	$150,483
Net income available to common shareholders	46,657	70,002	(1)	38,281	57,702	(1)
Net income per common share – basic	0.54	0.81	(1)	0.45	0.68	(1)
Net income per common share – diluted	0.53	0.79	(1)	0.44	0.67	(1)
______________________
(1)	The quarter results include significant gains on the sale of properties.
(2)	The quarter results include significant impairment charges.
(3)	Revenues from the sale of operating properties have been reclassified and reported as operating income from discontinued operations for all periods presented.

****

ITEM 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.     Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2008.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Weingarten Realty Investors and its subsidiaries ("WRI") maintain a system of internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act,  which is a process designed under the supervision of WRI's principal executive officer and principal financial officer and effected by WRI's Board of Trust Managers, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

WRI's management has responsibility for establishing and maintaining adequate internal control over financial reporting for WRI.  Management, with the participation of WRI's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WRI's internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on their evaluation of WRI's internal control over financial reporting, WRI's management along with the Chief Executive and Chief Financial Officers believe that WRI's internal control over financial reporting is effective as of December 31, 2008.

Deloitte & Touche LLP, WRI's independent registered public accounting firm that audited the consolidated financial statements and financial statement schedules included in this Form 10-K, has issued an attestation report on the effectiveness of WRI's internal control over financial reporting.

March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust Managers and Shareholders of
Weingarten Realty Investors
Houston, Texas

We have audited the internal control over financial reporting of Weingarten Realty Investors and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of trust managers, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trust managers of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements.

/s/Deloitte & Touche LLP

Houston, Texas
March 2, 2009

ITEM 9B.     Other Information

Not applicable.

PART III

ITEM 10.      Trust Managers, Executive Officers and Corporate Goverance of the Registrant

Information with respect to our trust managers and executive officers is incorporated herein by reference to the "Proposal One - Election of Trust Managers - Nominees," "Executive Officers" and “Share Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2009.

Code of Ethics

We have adopted a code of business and ethics for trust managers, officers and employees, known as the Code of Conduct and Ethics.  The Code of Conduct and Ethics is available on our website at www.weingarten.com.  Shareholders may request a free copy of the Code of Conduct and Ethics from:

Weingarten Realty Investors
Attention:  Investor Relations
2600 Citadel Plaza Drive, Suite 125
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

ITEM 11.      Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the “Executive Compensation,” “Proposal One - Election of Trust Managers,” “Compensation Committee Report,” “Summary Compensation Table” and “Trust Manager Compensation Table” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2009.

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The "Share Ownership of Certain Beneficial Owners and Management" section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2009 is incorporated herein by reference.

The following table summarizes the equity compensation plans under which our common shares of beneficial interest may be issued as of December 31, 2008:

	Number of shares to	Weighted average
	be issued upon exercise	exercise price of	Number of shares
	of outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance

Equity compensation plans approved by shareholders	3,317,655	$ 32.96	2,011,682

Equity compensation plans not approved by shareholders	―	―	―

Total	3,317,655	$ 32.96	2,011,682

ITEM 13.      Certain Relationships and Related Transactions, and Trust Manager Independence

The “Governance of Our Company,” “Compensation Committee Interlocks and Insider Participation" and “Certain Transactions” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2009 are incorporated herein by reference.

ITEM 14.      Principal Accountant Fees and Services

The "Independent Registered Public Accounting Firm Fees" section within “Proposal Two – Ratification of Independent Registered Public Accounting Firm” of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2009 is incorporated herein by reference.

PART IV

ITEM 15.      Exhibits and Financial Statement Schedules

(2)	Financial Statement Schedules:

	Report of Independent Registered Public Accounting Firm		97
	Schedule

	II	Valuation and Qualifying Accounts	98
	III	Real Estate and Accumulated Depreciation	99
	IV	Mortgage Loans on Real Estate	109

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
Amended and Restated Credit Agreement dated February 22, 2006 among Weingarten Realty Investors, the Lenders Party Hereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.32 on WRI’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

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
Amendment No. 1 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated December 15, 2006 (filed as Exhibit 10.38 on WRI’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.40†	—
Amendment No. 1 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated December 15, 2006 (filed as Exhibit 10.39 on WRI’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.41†	—
Amendment No. 1 to the Weingarten Realty Investors Deferred Compensation Plan dated December 15, 2006 (filed as Exhibit 10.40 on WRI’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.42†	—	Final 401(k)/401(m) Regulations Amendment dated December 15, 2006 (filed as Exhibit 10.41 on WRI’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
10.43†	—
Amendment No. 2 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated November 9, 2007 (filed as Exhibit 10.43 on WRI’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.44†	—
Amendment No. 2 to the Weingarten Realty Investors Deferred Compensation Plan dated November 9, 2007 (filed as Exhibit 10.44 on WRI’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.45†	—
Amendment No. 2 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated November 9, 2007 (filed as Exhibit 10.45 on WRI’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.46†	—	Severance Benefit and Stay Pay Bonus Plan dated September 20, 2007 (filed as Exhibit 10.46 on WRI’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).
10.47†	—	2007 Reduction in Force Severance Pay Plan dated November 6, 2007 (filed as Exhibit 10.47 on WRI’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).
10.48†	—
Fifth Amendment to the Weingarten Realty Retirement Plan, dated August 1, 2008 (filed as Exhibit 10.48 on WRI’s Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

10.49†	—
Amendment No. 3 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated November 17, 2008 (filed as Exhibit 10.1 on WRI’s Form 8-K on December 4, 2008 and incorporated herein by reference).

10.50†	—
Amendment No. 3 to the Weingarten Realty Investors Deferred Compensation Plan dated November 17, 2008 (filed as Exhibit 10.2 on WRI’s Form 8-K on December 4, 2008 and incorporated herein by reference).

10.51†	—
Amendment No. 3 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated November 17, 2008 (filed as Exhibit 10.3 on WRI’s Form 8-K on December 4, 2008 and incorporated herein by reference).

10.52†	—
Amendment No. 1 to the Weingarten Realty Investors 2001 Long Term Incentive Plan dated November 17, 2008 (filed as Exhibit 10.4 on WRI’s Form 8-K on December 4, 2008 and incorporated herein by reference).

10.53†	—
The Savings and Investment Plan for Employees of Weingarten Realty Investors Amendment for the Final 415 Regulations dated November 17, 2008 (filed as Exhibit 10.5 on WRI’s Form 8-K on December 4, 2008 and incorporated herein by reference).

10.54†*	—	Severance and Change to Control Agreement for Johnny Hendrix dated November 11, 1998.
10.55†*	—	Severance and Change to Control Agreement for Steven C. Richter dated November 11, 1998.
10.56†*	—	Amendment No. 1 to Severance and Change to Control Agreement for Johnny Hendrix dated December 20, 2008.
10.57†*	—	Amendment No. 1 to Severance and Change to Control Agreement for Steven Richter dated December 31, 2008.
12.1*	—	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Dividends.
14.1	—
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

21.1*	—	Listing of Subsidiaries of the Registrant.
23.1*	—	Consent of Deloitte & Touche LLP.
31.1*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

_____________

*	Filed with this report.

**	Furnished with this report.

†	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEINGARTEN REALTY INVESTORS

By:	/s/ Andrew M. Alexander
Andrew M. Alexander
Chief Executive Officer

Date:  March 2, 2009

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each of Weingarten Realty Investors, a real estate investment trust organized under the Texas Real Estate Investment Trust Act, and the undersigned trust managers and officers of Weingarten Realty Investors hereby constitutes and appoints Andrew M. Alexander, Stanford Alexander, Stephen C. Richter and Joe D. Shafer or any one of them, its or his true and lawful attorney-in-fact and agent, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Stanford Alexander	Chairman	March 2, 2009
	Stanford Alexander	and Trust Manager

By:	/s/ Andrew M. Alexander	Chief Executive Officer,	March 2, 2009
	Andrew M. Alexander	President and Trust Manager

By:	/s/ James W. Crownover	Trust Manager	March 2, 2009
James W. Crownover

By:	/s/ Robert J. Cruikshank	Trust Manager	March 2, 2009
Robert J. Cruikshank

By:	/s/ Melvin Dow	Trust Manager	March 2, 2009
Melvin Dow

By:	/s/ Stephen A. Lasher	Trust Manager	March 2, 2009
Stephen A. Lasher

By:	/s/ Stephen C. Richter	Executive Vice President and	March 2, 2009
	Stephen C. Richter	Chief Financial Officer

By:	/s/ Douglas W. Schnitzer	Trust Manager	March 2, 2009
Douglas W. Schnitzer

By:	/s/ Joe D. Shafer	Vice President/Chief Accounting Officer	March 2, 2009
	Joe D. Shafer	(Principal Accounting Officer)

By:	/s/ C. Park Shaper	Trust Manager	March 2, 2009
C. Park Shaper

By:	/s/ Marc J. Shapiro	Trust Manager	March 2, 2009
Marc J. Shapiro

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust Managers and Shareholders of
Weingarten Realty Investors
Houston, Texas

We have audited the consolidated financial statements of Weingarten Realty Investors and subsidiaries (the "Company") as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the Company's internal control over financial reporting as of December 31, 2008, and have issued our reports thereon dated March 2, 2009; such reports are included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedules of the Company listed in Item 15.  These consolidated financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/Deloitte & Touche LLP

Houston, Texas
March 2, 2009

Schedule II

WEINGARTEN REALTY INVESTORS
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2008, 2007, and 2006

(Amounts in thousands)

		Charged
	Balance at	to costs		Balance
	beginning	and	Deductions	at end of
Description	of period	expenses	(A)	period

2008
Allowance for Doubtful Accounts	$8,721	$11,441	$7,750	$12,412
2007
Allowance for Doubtful Accounts	$5,995	$5,929	$3,203	$8,721
2006
Allowance for Doubtful Accounts	$4,673	$3,917	$2,595	$5,995
_______________

Note A - Write-offs of accounts receivable previously reserved.

Schedule III

WEINGARTEN REALTY INVESTORS
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008

(Amounts in thousands)

	Initial Cost to Company			Gross Amounts at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (D)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (A)		Date of Acquisition / Construction

Shopping Center:

10-Federal Shopping Center	$1,791	$7,470	$38	$1,791	$7,508	$9,299	$(4,617)	$4,682	$-	B	03/20/2008
580 Market Place	3,892	15,570	377	3,889	15,950	19,839	(3,212)	16,627	-		04/02/2001
Academy Place	1,537	6,168	1,150	1,532	7,323	8,855	(2,351)	6,504	-		10/22/1997
Alabama Shepherd Shopping Ctr	637	2,026	5,884	1,062	7,485	8,547	(2,788)	5,759	-		04/30/2004
Angelina Village	200	1,777	9,773	1,127	10,623	11,750	(5,039)	6,711	-		04/30/1991
Arcade Square	1,497	5,986	424	1,495	6,412	7,907	(1,390)	6,517	-		04/02/2001
Argyle Village Shopping Center	4,524	18,103	658	4,526	18,759	23,285	(3,623)	19,662	-		11/30/2001
Arrowhead Festival S/C	1,294	154	2,596	1,366	2,678	4,044	(924)	3,120	-		12/31/2000
Avent Ferry Shopping Center	1,952	7,814	1,024	1,952	8,838	10,790	(1,723)	9,067	(1,155)		04/04/2002
Ballwin Plaza	2,988	12,039	1,788	3,017	13,798	16,815	(3,351)	13,464	-		10/01/1999
Bartlett Towne Center	3,479	14,210	620	3,443	14,866	18,309	(3,218)	15,091	(6,949)		05/15/2001
Basha's Valley Plaza	1,414	5,818	1,490	1,422	7,300	8,722	(2,624)	6,098	-		12/31/1997
Bayshore Plaza	728	1,452	684	728	2,136	2,864	(1,885)	979	-		08/21/1981
Baywood Shopping Center	-	3	5	-	8	8	(8)	-	-		01/04/1990
Bell Plaza	1,322	7,151	75	1,322	7,226	8,548	(2,277)	6,271	-	B	03/20/2008
Bellaire Blvd Shopping Center	124	37	-	124	37	161	(36)	125	-	C	11/13/2008
Best in the West	13,191	77,159	2,998	13,194	80,154	93,348	(7,333)	86,015	(36,288)		04/28/2005
Boca Lyons Plaza	3,676	14,706	249	3,651	14,980	18,631	(2,829)	15,802	-		08/17/2001
Boswell Towne Center	1,488	-	1,755	615	2,628	3,243	(949)	2,294	-		12/31/2003
Boulevard Market Place	340	1,430	352	340	1,782	2,122	(921)	1,201	-		09/01/1990
Braeswood Square Shopping Ctr.	-	1,421	1,118	-	2,539	2,539	(2,051)	488	-		05/28/1969
Broadway & Ellsworth	152	-	1,116	356	912	1,268	(312)	956	-		12/31/2002
Broadway Marketplace	898	3,637	781	906	4,410	5,316	(1,810)	3,506	-		12/16/1993
Broadway Shopping Center	234	3,166	1	235	3,166	3,401	(2,221)	1,180	-	B	03/20/2008
Brookwood Marketplace	7,050	15,134	6,925	7,576	21,533	29,109	(967)	28,142	(19,775)		08/22/2006
Brookwood Square Shopping Ctr	4,008	19,753	915	4,008	20,668	24,676	(2,660)	22,016	-		12/16/2003
Brownsville Commons	1,333	5,536	5	1,333	5,541	6,874	(366)	6,508	-		05/22/2006
Buena Vista Marketplace	1,958	7,832	533	1,956	8,367	10,323	(1,759)	8,564	-		04/02/2001
Bull City Market	930	6,651	38	930	6,689	7,619	(596)	7,023	-		06/10/2005
Burbank Station	20,366	28,832	43	20,378	28,863	49,241	(1,082)	48,159	-		07/03/2007
Calder Shopping Center	134	278	368	134	646	780	(533)	247	-		03/31/1965
Camelback Village Square	-	8,720	525	-	9,245	9,245	(3,365)	5,880	-		09/30/1994
Camp Creek Mktpl II	6,169	32,036	863	4,697	34,371	39,068	(2,058)	37,010	(22,857)		08/22/2006
Capital Square	1,852	7,406	629	1,852	8,035	9,887	(1,517)	8,370	-		04/04/2002
Cedar Bayou Shopping Center	63	307	91	63	398	461	(360)	101	-		09/20/1977
Centerwood Plaza	915	3,659	1,426	914	5,086	6,000	(868)	5,132	-		04/02/2001
Central Plaza	1,710	6,900	2,340	1,710	9,240	10,950	(3,009)	7,941	-		03/03/1998
Centre at Post Oak	13,731	115	20,865	17,874	16,837	34,711	(9,621)	25,090	-		12/31/1996
Champions Village	7,205	36,579	43	7,205	36,622	43,827	(9,953)	33,874	-	C	11/13/2008
Charleston Commons SC	23,230	36,877	1,049	23,210	37,946	61,156	(1,935)	59,221	(31,686)		12/20/2006
Cherokee Plaza	22,219	9,718	-	22,219	9,718	31,937	(586)	31,351	-	C	11/13/2008
Chino Hills Marketplace	7,218	28,872	8,798	7,234	37,654	44,888	(6,544)	38,344	(23,303)		08/20/2002
College Park Shopping Center	2,201	8,845	4,569	2,641	12,974	15,615	(5,578)	10,037	(11,004)		11/16/1998
Colonial Plaza	10,806	43,234	7,853	10,813	51,080	61,893	(9,625)	52,268	-		02/21/2001

Schedule III
(Continued)

	Initial Cost to Company			Gross Amounts at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (D)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (A)		Date of Acquisition / Construction

Commons at Dexter Lake I	$2,923	$12,007	$-	$2,923	$12,007	$14,930	$(2,378)	$12,552	$-	C	11/13/2008
Commons at Dexter Lake II	2,023	6,940	-	2,023	6,940	8,963	(551)	8,412	-	C	11/13/2008
Coronado Shopping Center	246	1,009	592	246	1,601	1,847	(973)	874	-		01/03/1992
Countryside Centre	13,908	26,387	452	13,943	26,804	40,747	(999)	39,748	(26,951)		07/06/2007
Countryside Centre-Albertson's	1,616	3,432	-	1,616	3,432	5,048	(129)	4,919	-		07/06/2007
Creekside Center	1,732	6,929	833	1,730	7,764	9,494	(1,501)	7,993	-		04/02/2001
Crossroads Shopping Center	-	2,083	1,428	-	3,511	3,511	(3,086)	425	-		05/11/1972
Cullen Place	-	-	264	-	264	264	(175)	89	-		02/17/1966
Cullen Plaza Shopping Center	106	2,841	168	106	3,009	3,115	(2,411)	704	-	B	03/20/2008
Custer Park Shopping Center	503	2,005	8,117	2,017	8,608	10,625	(3,062)	7,563	-		03/31/2000
Cypress Pointe	3,468	8,700	288	3,468	8,988	12,456	(4,631)	7,825	-		04/04/2002
Cypress Station Square	3,736	8,374	(729)	2,389	8,992	11,381	(7,931)	3,450	-		12/06/1972
Dallas Commons Shopping Center	1,582	4,969	21	1,582	4,990	6,572	(292)	6,280	-		09/14/2006
Danville Plaza Shopping Center	-	3,360	1,764	-	5,124	5,124	(4,673)	451	-		09/30/1960
De Vargas Shopping Center	5,142	14,261	6,745	5,186	20,962	26,148	(8,156)	17,992	-		07/23/1999
Discovery Plaza	2,193	8,772	194	2,191	8,968	11,159	(1,778)	9,381	-		04/02/2001
Durham Festival	1,924	10,020	774	1,924	10,794	12,718	(1,722)	10,996	-		09/30/2003
Eastdale Shopping Center	1,423	5,809	1,532	1,417	7,347	8,764	(2,448)	6,316	-		12/31/1997
Eastern Horizon	10,282	16	(496)	1,569	8,233	9,802	(2,653)	7,149	-		12/31/2002
Eastpark Shopping Center	634	3,392	(3,976)	47	3	50	-	50	-		12/31/1970
Edgebrook Shopping Center	183	1,914	11	183	1,925	2,108	(1,584)	524	-	B	03/20/2008
El Camino Shopping Center	4,431	20,557	3,743	4,429	24,302	28,731	(1,920)	26,811	(11,834)		05/21/2004
Embassy Lakes Shopping Center	2,803	11,268	146	2,803	11,414	14,217	(1,774)	12,443	-		12/18/2002
Entrada de Oro Plaza SC	6,041	10,511	264	6,115	10,701	16,816	(517)	16,299	-		01/22/2007
Falls Pointe Shopping Center	3,535	14,289	107	3,522	14,409	17,931	(2,289)	15,642	(10,949)		12/17/2002
Festival on Jefferson Court	5,041	13,983	1,357	5,041	15,340	20,381	(1,645)	18,736	-		12/22/2004
Fiesta Center	-	4,730	336	-	5,066	5,066	(3,045)	2,021	-		12/31/1990
Fiesta Market Place	137	429	-	137	429	566	(429)	137	-	B	03/20/2008
Fiesta Trails	8,825	32,790	1,938	8,825	34,728	43,553	(4,900)	38,653	(24,172)		09/30/2003
Flamingo Pines Shopping Center	10,403	35,014	721	10,410	35,728	46,138	(3,536)	42,602	-		01/28/2005
Food King Place	140	212	491	115	728	843	(398)	445	-		06/01/1967
Fountain Plaza	1,319	5,276	113	1,095	5,613	6,708	(2,343)	4,365	-		03/10/1994
Francisco Center	1,999	7,997	3,867	2,403	11,460	13,863	(4,737)	9,126	(9,996)		11/16/1998
Freedom Centre	2,929	15,302	4,475	6,944	15,762	22,706	(852)	21,854	(2,176)		06/23/2006
Galleria Shopping Center	10,795	10,339	8,134	10,804	18,464	29,268	(962)	28,306	(20,473)		12/11/2006
Galveston Place	2,713	5,522	6,229	3,279	11,185	14,464	(6,811)	7,653	(2,487)		11/30/1983
Gateway Plaza	4,812	19,249	1,122	4,808	20,375	25,183	(4,127)	21,056	-		04/02/2001
Gillham Circle	36	201	236	36	437	473	(292)	181	-		05/04/1948
Glenbrook Square Shopping Ctr	632	3,576	121	632	3,697	4,329	(1,530)	2,799	-	B	03/20/2008
Grayson Commons	3,180	9,023	7	3,163	9,047	12,210	(942)	11,268	(6,950)		11/09/2004
Greenhouse Marketplace	992	4,901	160	992	5,061	6,053	(673)	5,380	-		01/28/2004
Greenhouse Marketplace	3,615	17,870	815	3,618	18,682	22,300	(2,342)	19,958	(12,365)		01/28/2004
Griggs Road Shopping Center	257	2,303	40	257	2,343	2,600	(2,086)	514	-	B	03/20/2008
Hallmark Town Center	1,368	5,472	693	1,367	6,166	7,533	(1,293)	6,240	-		04/02/2001
Harrisburg Plaza	1,278	3,924	383	1,278	4,307	5,585	(3,593)	1,992	-	B	03/20/2008
Harrison Pointe Center	7,173	13,493	1,051	7,153	14,564	21,717	(2,011)	19,706	-		01/30/2004

Schedule III
(Continued)

	Initial Cost to Company			Gross Amounts at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (D)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (A)		Date of Acquisition / Construction

Heights Plaza Shopping Center	$58	$699	$1,830	$612	$1,975	$2,587	$(1,061)	$1,526	$-		06/30/1995
Heritage Station	6,253	3,989	(305)	6,139	3,798	9,937	(406)	9,531	(6,111)		12/15/2006
High House Crossing	2,576	10,305	173	2,576	10,478	13,054	(1,851)	11,203	(8,689)		04/04/2002
Highland Square	-	-	1,887	-	1,887	1,887	(194)	1,693	-		10/06/1959
Hollywood Hills Plaza	966	3,865	(202)	1,400	3,229	4,629	(464)	4,165	-		04/29/2003
Hollywood Hills Plaza	6,997	27,990	3,737	6,278	32,446	38,724	(4,652)	34,072	(20,671)		04/29/2003
Humblewood Shopping Center	2,215	4,724	2,782	1,166	8,555	9,721	(7,656)	2,065	-		03/09/1977
I45/Telephone Rd.	678	11,182	438	678	11,620	12,298	(3,404)	8,894	-	B	03/20/2008
Independence Plaza	2,006	8,318	2,447	1,995	10,776	12,771	(2,935)	9,836	-		12/31/1997
Johnston Road Plaza	3,671	11,829	18	3,673	11,845	15,518	(1,067)	14,451	(9,912)		06/10/2005
Killeen Marketplace	2,262	9,048	456	2,275	9,491	11,766	(1,989)	9,777	-		12/21/2000
Kirby Strip Center	1,201	945	1	1,202	945	2,147	(15)	2,132	-		05/27/2008
Kohl's Shopping Center	2,298	9,193	95	2,298	9,288	11,586	(2,031)	9,555	-		04/24/2000
Kroger/Fondren Square	1,383	2,810	726	1,387	3,532	4,919	(2,895)	2,024	-		09/30/1985
Lake Pointe Market	1,404	-	4,122	1,960	3,566	5,526	(1,530)	3,996	-		12/31/2004
Lake Washington Square	1,232	4,928	704	1,235	5,629	6,864	(917)	5,947	-		06/28/2002
Lakeside Marketplace	6,064	22,989	1,092	6,150	23,995	30,145	(1,500)	28,645	(18,883)		08/22/2006
Largo Mall	10,817	40,906	1,052	10,810	41,965	52,775	(5,148)	47,627	-		03/01/2004
Laveen Village Marketplace	1,190	-	4,832	1,006	5,016	6,022	(1,093)	4,929	-		08/15/2003
Lawndale Shopping Center	82	927	195	82	1,122	1,204	(848)	356	-	B	03/20/2008
League City Plaza	1,918	7,592	64	1,918	7,656	9,574	(3,102)	6,472	-	B	03/20/2008
Leesville Towne Centre	7,183	17,162	321	7,183	17,483	24,666	(2,194)	22,472	(10,066)		01/30/2004
Little Brier Creek	942	3,393	303	1,433	3,205	4,638	(220)	4,418	-		07/10/2006
Little York Plaza Shopping Ctr	342	5,170	283	342	5,453	5,795	(4,028)	1,767	-	B	03/20/2008
Lone Star Pavilion	2,186	10,341	58	2,221	10,364	12,585	(2,388)	10,197	(5,500)		04/30/2004
Lynnwood Collection S/C	2,231	8,477	548	2,231	9,025	11,256	(1,035)	10,221	-		12/03/2004
Lyons Avenue Shopping Center	249	1,183	23	249	1,206	1,455	(994)	461	-	B	03/20/2008
Madera Village Shopping Center	3,788	13,507	352	3,816	13,831	17,647	(627)	17,020	(9,825)		03/13/2007
Manhattan Plaza	4,645	-	19,886	5,000	19,531	24,531	(5,028)	19,503	-		12/31/2004
Market at Southside	953	3,813	821	958	4,629	5,587	(1,269)	4,318	-		08/28/2000
Market at Town Center-Sgrlnd	8,600	26,627	16,929	8,600	43,556	52,156	(12,066)	40,090	-		12/23/1996
Market at Westchase SC	1,199	5,821	2,074	1,415	7,679	9,094	(4,338)	4,756	-		02/15/1991
Market Street Shopping Center	424	1,271	1,320	424	2,591	3,015	(1,446)	1,569	-		04/26/1978
Marketplace at Seminole Towne	15,067	53,743	1,779	21,734	48,855	70,589	(2,857)	67,732	(45,140)		08/21/2006
Markham Square Shopping Center	1,236	3,075	1,763	1,139	4,935	6,074	(4,222)	1,852	-		06/18/1974
Markham West Shopping Center	2,694	10,777	3,747	2,696	14,522	17,218	(4,062)	13,156	-		09/18/1998
Marshall's Plaza	1,802	12,315	467	1,804	12,780	14,584	(1,188)	13,396	(6,540)		06/01/2005
Mendenhall Commons	2,655	9,165	47	2,655	9,212	11,867	(574)	11,293	-	C	11/13/2008
Menifee Town Center	1,827	7,307	4,301	1,824	11,611	13,435	(2,021)	11,414	-		04/02/2001
Millpond Center	3,155	9,706	954	3,161	10,654	13,815	(1,014)	12,801	(865)		07/28/2005
Mineral Springs Village	794	3,175	194	794	3,369	4,163	(640)	3,523	-		04/04/2002
Mission Center	1,237	4,949	5,896	2,120	9,962	12,082	(3,635)	8,447	-		12/18/1995
Mktplace at Seminole Outparcel	1,000	-	137	1,020	117	1,137	-	1,137	-		08/21/2006
Monte Vista Village Center	1,485	58	4,895	755	5,683	6,438	(1,570)	4,868	-		12/31/2004
Montgomery Plaza Shopping Ctr.	2,500	9,961	9,139	2,884	18,716	21,600	(7,662)	13,938	-		06/09/1993
Moore Plaza	6,445	26,140	5,666	6,487	31,764	38,251	(10,049)	28,202	-		03/20/1998

Schedule III
(Continued)

	Initial Cost to Company			Gross Amounts at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (D)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (A)		Date of Acquisition / Construction

New Boston Rd. Shopping Center	$329	$2,152	$1,396	$329	$3,548	$3,877	$(3,098)	$779	$-		06/01/1959
North Creek Plaza	6,915	25,625	865	6,954	26,451	33,405	(2,975)	30,430	(3,745)		08/19/2004
North Main Place	68	53	522	68	575	643	(275)	368	-		06/29/1976
North Oaks Shopping Center	3,644	22,040	1,848	3,644	23,888	27,532	(16,629)	10,903	-	B	03/20/2008
North Towne Plaza	960	3,928	6,081	879	10,090	10,969	(4,985)	5,984	-		02/15/1990
North Triangle Shops	-	431	218	15	634	649	(341)	308	-		01/15/1977
Northbrook Shopping Center	1,629	4,489	2,877	1,713	7,282	8,995	(6,128)	2,867	-		11/06/1967
Northridge Shopping Center	7,087	28,361	2,966	7,102	31,312	38,414	(5,751)	32,663	-		03/25/2002
Northwoods Shopping Center	1,768	7,071	163	1,772	7,230	9,002	(1,277)	7,725	-		04/04/2002
Oak Forest Shopping Center	760	2,726	2,338	748	5,076	5,824	(4,154)	1,670	-		12/30/1976
Oak Grove Market Center	5,758	10,508	(313)	5,861	10,092	15,953	(437)	15,516	(7,358)		06/15/2007
Oak Park Village	678	3,332	-	678	3,332	4,010	(1,338)	2,672	-	C	11/13/2008
Oracle Crossing	4,614	18,274	21,180	10,582	33,486	44,068	(1,279)	42,789	-		01/22/2007
Oracle Wetmore Shopping Center	24,686	26,878	2,342	23,102	30,804	53,906	(1,476)	52,430	-		01/22/2007
Orchard Green Shopping Center	777	1,477	1,760	786	3,228	4,014	(2,073)	1,941	-		10/11/1973
Orleans Station	165	-	57	185	37	222	(37)	185	-		06/29/1976
Overton Park Plaza	9,266	37,789	894	9,264	38,685	47,949	(5,094)	42,855	-		10/24/2003
Palmer Plaza	765	3,081	2,347	827	5,366	6,193	(3,172)	3,021	-		07/31/1980
Palmilla Center	1,258	-	12,649	3,280	10,627	13,907	(4,439)	9,468	-		12/31/2002
Paradise Marketplace	2,153	8,612	744	2,155	9,354	11,509	(3,464)	8,045	-		07/20/1995
Park Plaza Shopping Center	257	7,815	864	314	8,622	8,936	(7,570)	1,366	-		01/24/1975
Parkway Pointe	1,252	5,010	578	1,260	5,580	6,840	(1,208)	5,632	(1,779)		06/29/2001
Parliament Square II	2	10	1,176	3	1,185	1,188	(168)	1,020	-		06/24/2005
Parliament Square Shopping Ctr	443	1,959	1,047	443	3,006	3,449	(1,610)	1,839	-		03/18/1992
Pavilions at San Mateo	3,272	26,215	378	5,181	24,684	29,865	(5,253)	24,612	(14,000)		04/30/2004
Pembroke Commons	6,401	25,420	3,127	6,419	28,529	34,948	(6,332)	28,616	-		12/01/1999
Perimeter Village	29,701	42,337	(2,506)	34,404	35,128	69,532	(1,465)	68,067	-		07/03/2007
Phelan West Shopping Center	401	-	1,221	414	1,208	1,622	(531)	1,091	-		06/03/1998
Pinecrest Plaza Shopping Ctr	5,837	19,166	782	5,837	19,948	25,785	(1,974)	23,811	(10,912)		04/06/2005
Pitman Corners	2,686	10,745	1,469	2,693	12,207	14,900	(2,335)	12,565	(9,308)		04/08/2002
Plantation Centre	3,463	14,821	291	3,471	15,104	18,575	(1,644)	16,931	(4,672)		08/19/2004
Portairs Shopping Center	902	3,720	2,630	902	6,350	7,252	(4,770)	2,482	-		07/21/1988
Prien Lake Plaza	63	960	76	41	1,058	1,099	(24)	1,075	-		07/26/2007
Promenade Shopping Center	1,058	4,248	491	941	4,856	5,797	(954)	4,843	(3,965)		03/18/2004
Prospector's Plaza	3,746	14,985	566	3,716	15,581	19,297	(3,088)	16,209	-		04/02/2001
Publix at Laguna Isles	2,913	9,554	103	2,914	9,656	12,570	(1,283)	11,287	(7,772)		10/31/2003
Publix at Princeton Lakes	2,740	10,519	384	2,192	11,451	13,643	(684)	12,959	(7,950)		08/22/2006
Pueblo Anozira Shopping Center	2,750	11,000	3,582	2,768	14,564	17,332	(5,360)	11,972	-		06/16/1994
Rainbow Plaza	6,059	24,234	1,337	6,081	25,549	31,630	(7,401)	24,229	-		10/22/1997
Rainbow Plaza I	3,883	15,540	411	3,896	15,938	19,834	(3,379)	16,455	-		12/28/2000
Rancho Encanto	957	3,829	4,112	962	7,936	8,898	(1,403)	7,495	-		04/28/1997
Rancho San Marcos Village	3,533	14,138	3,792	3,887	17,576	21,463	(2,649)	18,814	-		02/26/2003
Rancho Towne & Country	1,161	4,647	319	1,166	4,961	6,127	(1,793)	4,334	-		10/16/1995
Randalls Center/Kings Crossing	3,570	8,147	-	3,570	8,147	11,717	(3,902)	7,815	-	C	11/13/2008
Randall's/Norchester Village	1,852	4,510	1,189	1,904	5,647	7,551	(3,843)	3,708	-		09/30/1991
Ravenstone Commons	2,616	7,986	(180)	2,580	7,842	10,422	(751)	9,671	(6,035)		03/22/2005

Schedule III
(Continued)

	Initial Cost to Company			Gross Amounts at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (D)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (A)		Date of Acquisition / Construction

Red Mountain Gateway	$2,166	$89	$9,146	$2,737	$8,664	$11,401	$(2,578)	$8,823	$-		12/31/2003
Regency Centre	3,791	15,390	664	2,180	17,665	19,845	(1,113)	18,732	(9,675)		07/28/2006
Regency Panera Tract	1,825	3,126	65	1,400	3,616	5,016	(218)	4,798	-		07/28/2006
Reynolds Shops Shopping Center	4,276	9,186	34	4,276	9,220	13,496	(548)	12,948	-		09/14/2006
Richmond Square	1,993	953	1,685	2,966	1,665	4,631	(915)	3,716	-		12/31/1996
River Oaks Shopping Center	1,354	1,946	349	1,363	2,286	3,649	(1,871)	1,778	-		12/04/1992
River Oaks Shopping Center	3,534	17,741	20,776	3,979	38,072	42,051	(14,199)	27,852	-		12/04/1992
Rockwall Market Center	5,344	22,700	252	5,341	22,955	28,296	(4,681)	23,615	(12,500)		04/30/2004
Rose-Rich Shopping Center	502	2,738	2,825	502	5,563	6,065	(4,730)	1,335	-		03/01/1982
Roswell Corners	5,835	20,465	688	5,835	21,153	26,988	(2,495)	24,493	(10,636)		06/24/2004
Roswell Corners	301	982	-	301	982	1,283	(113)	1,170	-		06/24/2004
San Marcos Plaza	1,360	5,439	184	1,358	5,625	6,983	(1,145)	5,838	-		04/02/2001
Sandy Plains Exchange	2,468	7,549	171	2,469	7,719	10,188	(1,080)	9,108	(6,299)		10/17/2003
Scottsdale Horizon	-	3,241	18	1	3,258	3,259	(156)	3,103	-		01/22/2007
Shasta Crossroads	2,844	11,377	194	2,842	11,573	14,415	(2,298)	12,117	-		04/02/2001
Shawnee Village S/C	1,470	5,881	2,172	1,333	8,190	9,523	(2,677)	6,846	(6,610)		04/19/1996
Sheldon Forest Shopping Center	374	635	254	354	909	1,263	(743)	520	-		05/14/1970
Sheldon Forest Shopping Center	629	1,955	800	629	2,755	3,384	(2,543)	841	-		05/14/1970
Shoppes at Bears Path	3,252	5,503	445	3,290	5,910	9,200	(268)	8,932	(3,373)		03/13/2007
Shoppes of Parkland	5,413	16,726	882	9,506	13,515	23,021	(948)	22,073	(15,745)		05/31/2006
Shoppes of South Semoran	4,283	9,785	(96)	5,508	8,464	13,972	(310)	13,662	(9,855)		08/31/2007
Shops at Three Corners	6,215	9,303	5,259	6,224	14,553	20,777	(6,725)	14,052	-		12/31/1989
Silver Creek Plaza	3,231	12,924	2,702	3,228	15,629	18,857	(3,333)	15,524	-		04/02/2001
Six Forks Shopping Center	6,678	26,759	2,711	6,728	29,420	36,148	(5,245)	30,903	-		04/04/2002
South Semoran - Pad	1,056	-	21	1,077	-	1,077	-	1,077	-		09/06/2007
Southampton Center	4,337	17,349	693	4,333	18,046	22,379	(3,649)	18,730	-		04/02/2001
Southgate Shopping Center	127	116	84	127	200	327	(157)	170	-		10/15/1948
Southgate Shopping Center	571	3,402	4,287	531	7,729	8,260	(5,690)	2,570	-		03/26/1958
Southgate Shopping Center	232	8,389	144	232	8,533	8,765	(4,643)	4,122	-	B	03/20/2008
Spring Plaza Shopping Center	863	2,288	46	863	2,334	3,197	(2,043)	1,154	-	B	03/20/2008
Squaw Peak Plaza	816	3,266	868	818	4,132	4,950	(1,330)	3,620	-		12/20/1994
Steele Creek Crossing	310	11,774	3,210	3,281	12,013	15,294	(1,159)	14,135	(7,719)		06/10/2005
Steeplechase	1,492	6,034	3,143	1,489	9,180	10,669	(3,468)	7,201	-		07/28/1993
Stella Link Shopping Center	227	423	1,489	294	1,845	2,139	(1,486)	653	-		07/10/1970
Stella Link Shopping Center	2,602	1,418	4	2,602	1,422	4,024	(48)	3,976	-		08/21/2007
Stonehenge Market	4,740	19,001	1,122	4,740	20,123	24,863	(3,726)	21,137	(7,177)		04/04/2002
Stony Point Plaza	3,489	13,957	607	3,453	14,600	18,053	(2,914)	15,139	-		04/02/2001
Studewood Shopping Center	261	552	-	261	552	813	(552)	261	-		05/25/1984
Summer Center	2,379	8,343	3,697	2,396	12,023	14,419	(2,155)	12,264	-		05/15/2001
Summerhill Plaza	1,945	7,781	1,630	1,943	9,413	11,356	(2,018)	9,338	-		04/02/2001
Sunset 19 Shopping Center	5,519	22,076	399	5,547	22,447	27,994	(4,104)	23,890	(13,509)		10/29/2001
Sunset Shopping Center	1,121	4,484	868	1,120	5,353	6,473	(1,166)	5,307	-		04/02/2001
Tamiami Trail Shops	3,269	13,075	1,513	3,391	14,466	17,857	(2,000)	15,857	-		06/30/2003
Tates Creek Centre	4,802	25,366	2,037	6,302	25,903	32,205	(3,254)	28,951	-		03/01/2004
Taylorsville Town Center	2,179	9,718	618	2,180	10,335	12,515	(1,431)	11,084	-		12/19/2003
Texas City Plaza	143	117	(117)	143	-	143	-	143	-		05/04/1948

Schedule III
(Continued)

	Initial Cost to Company			Gross Amounts at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (D)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (A)		Date of Acquisition / Construction

The Plaza at Cottonwood	$3,061	$12,613	$23	$3,061	$12,636	$15,697	$(1,317)	$14,380	$(9,177)		10/27/2004
The Village Arcade	-	6,657	564	-	7,221	7,221	(4,120)	3,101	-		12/31/1992
Thompson Bridge Commons	3,045	9,264	3,545	3,016	12,838	15,854	(924)	14,930	(6,510)		04/26/2005
Thousand Oaks Shopping Center	2,973	13,142	4	2,973	13,146	16,119	(1,983)	14,136	-	B	03/20/2008
TJ Maxx Plaza	3,400	19,283	740	3,430	19,993	23,423	(2,487)	20,936	-		03/01/2004
Town & Country Shopping Center	2,512	2,744	(3,904)	300	1,052	1,352	(865)	487	-		01/05/1988
Town & Country Shopping Center	-	3,891	3,716	-	7,607	7,607	(4,184)	3,423	-		01/31/1989
Town and Country - Hammond, LA	1,030	7,404	203	1,029	7,608	8,637	(3,869)	4,768	-		12/30/1997
Tropicana Beltway Center	13,947	42,186	25	13,949	42,209	56,158	(4,253)	51,905	(34,955)		11/20/2007
Tropicana Marketplace	2,118	8,477	645	2,120	9,120	11,240	(3,316)	7,924	-		07/24/1995
Tyler Shopping Center	5	21	3,662	300	3,388	3,688	(1,711)	1,977	-		12/31/2002
Uintah Gardens	2,209	13,051	2,101	2,205	15,156	17,361	(1,195)	16,166	(6,305)		12/22/2005
University Palms Shopping Ctr	2,765	10,181	-	2,765	10,181	12,946	(1,406)	11,540	-	C	11/13/2008
University Plaza	1,360	5,439	3,202	1,362	8,639	10,001	(3,468)	6,533	-		03/18/1996
Val Vista Towne Center	2,614	8	8,000	2,985	7,637	10,622	(3,469)	7,153	-		12/31/2001
Valley Shopping Center	4,293	13,736	401	8,170	10,260	18,430	(720)	17,710	-		04/07/2006
Valley View Shopping Center	1,006	3,980	1,999	1,006	5,979	6,985	(2,516)	4,469	-		11/20/1996
Venice Pines Shopping Center	1,432	5,730	69	1,077	6,154	7,231	(1,241)	5,990	-		06/06/2001
Village Arcade II Phase III	-	16	14,975	-	14,991	14,991	(6,782)	8,209	-		12/31/1996
Village Arcade-Phase II	-	787	134	-	921	921	(501)	420	-		12/31/1992
Vizcaya Square Shopping Center	3,044	12,226	217	3,044	12,443	15,487	(1,911)	13,576	-		12/18/2002
West Jordan Town Center	4,306	17,776	1,515	4,308	19,289	23,597	(2,411)	21,186	(14,482)		12/19/2003
Westchase Shopping Center	3,085	7,920	5,814	3,189	13,630	16,819	(10,580)	6,239	(14,061)		08/29/1978
Westgate Shopping Center	245	1,425	379	245	1,804	2,049	(1,592)	457	-		07/02/1965
Westhill Village Shopping Ctr.	408	3,002	4,387	437	7,360	7,797	(4,459)	3,338	-		05/01/1958
Westland Fair	6,715	10,506	2,799	6,735	13,285	20,020	(3,280)	16,740	-		12/29/2000
Westland Fair	20,847	-	7,180	20,999	7,028	28,027	(3,458)	24,569	-		12/29/2000
Westland Terrace Plaza	1,649	6,768	2,587	2,526	8,478	11,004	(902)	10,102	-		10/22/2003
Westminster Center	11,215	44,871	5,047	11,204	49,929	61,133	(9,824)	51,309	-		04/02/2001
Westminster Plaza	1,759	7,036	387	1,759	7,423	9,182	(1,212)	7,970	(6,405)		06/21/2002
Westmont Shopping Center	940	3,929	1,338	966	5,241	6,207	(4,965)	1,242	-		04/28/1971
Westwood Village Shopping Ctr.	-	6,968	1,810	-	8,778	8,778	(7,199)	1,579	(2,115)		08/25/1978
Whitehall Commons	2,529	6,901	73	2,522	6,981	9,503	(599)	8,904	(4,987)		10/06/2005
Winter Park Corners	2,159	8,636	165	2,159	8,801	10,960	(1,662)	9,298	-		09/06/2001
Wolflin Village Shopping Ctr	846	4,374	2,258	695	6,783	7,478	(4,158)	3,320	-		01/03/1992
Wyoming Mall	1,919	7,678	4,324	2,193	11,728	13,921	(705)	13,216	-		03/31/1995
	834,296	2,563,697	502,512	868,516	3,031,989	3,900,505	(703,504)	3,197,001	(703,163)

Industrial:

1625 Diplomat Drive	506	3,107	78	508	3,183	3,691	(244)	3,447	-		12/22/2005
1801 Massaro	865	3,461	(83)	671	3,572	4,243	(511)	3,732	-		04/24/2003
3500 Atlanta Industrial Pkwy	770	795	28	770	823	1,593	(87)	1,506	-		10/14/2004
3550 Southside Industrial Pkwy	449	1,666	-	449	1,666	2,115	(198)	1,917	-		05/04/2004
610 and 11th Street Warehouses	253	3,593	(906)	76	2,864	2,940	(1,762)	1,178	-		09/13/1974
Atlanta Industrial Park	1,946	7,785	1,832	2,078	9,485	11,563	(1,530)	10,033	(850)		02/19/2003

Schedule III
(Continued)

	Initial Cost to Company			Gross Amounts at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (D)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (A)	Date of Acquisition / Construction

Atlanta Industrial Park	$657	$2,626	$200	$479	$3,004	$3,483	$(487)	$2,996	$-	02/19/2003
Beltway 8 at West Bellfort	674	-	8,709	784	8,599	9,383	(3,979)	5,404	-	12/31/2001
Blankenship Distribution Cntr.	271	1,097	632	273	1,727	2,000	(641)	1,359	-	08/07/1998
Braker 2 Business Center	394	1,574	323	394	1,897	2,291	(472)	1,819	-	09/28/2000
Brookhollow Business Center	734	2,938	1,972	736	4,908	5,644	(2,258)	3,386	-	07/27/1995
Central Park N/W Ph 6	697	2,786	3,200	700	5,983	6,683	(3,117)	3,566	-	12/17/1992
Central Park N/W Ph VII	433	1,735	1,876	433	3,611	4,044	(1,760)	2,284	-	03/29/1994
Central Plano Business Park	1,343	5,578	433	1,344	6,010	7,354	(578)	6,776	-	09/28/2005
Corporate Center Park	1,027	4,114	2,490	1,027	6,604	7,631	(2,436)	5,195	-	05/23/1997
Crestview	7,424	555	(7,140)	206	633	839	(538)	301	-	11/10/1980
Crosspoint Warehouse	441	1,762	195	441	1,957	2,398	(475)	1,923	-	12/23/1998
Enterchange at Northlake A	4,051	7,804	(95)	1,624	10,136	11,760	(422)	11,338	-	04/20/2007
Enterchange at Walthall D	3,190	7,618	6,025	2,493	14,340	16,833	(572)	16,261	-	04/20/2007
Freeport Business Center	3,196	10,032	868	3,203	10,893	14,096	(918)	13,178	-	07/22/2005
Freeport Commerce Center	598	2,918	639	1,536	2,619	4,155	(193)	3,962	-	11/29/2006
Hopewell Industrial Center	926	8,074	129	2,740	6,389	9,129	(343)	8,786	(4,074)	11/03/2006
Houston Cold Storage Warehouse	1,087	4,347	1,923	1,072	6,285	7,357	(1,757)	5,600	-	06/12/1998
Interwest Business Park	1,449	5,795	1,438	1,461	7,221	8,682	(1,748)	6,934	-	12/22/2000
ISOM Business Center	2,661	6,699	438	2,662	7,136	9,798	(639)	9,159	-	10/24/2005
Jester Plaza	360	6	2,694	361	2,699	3,060	(1,361)	1,699	-	06/24/1996
Jupiter Business Center	588	2,353	932	588	3,285	3,873	(1,085)	2,788	-	07/27/1999
Kempwood Industrial Park	734	3,044	55	129	3,704	3,833	(1,149)	2,684	-	08/27/1996
Kennesaw 75	3,012	7,659	65	3,007	7,729	10,736	(759)	9,977	-	02/23/2005
Lakeland Industrial Center	3,265	13,059	1,827	3,266	14,885	18,151	(3,432)	14,719	-	12/06/2001
Lakeland Interstate Bus. Park	1,526	9,077	(271)	547	9,785	10,332	(516)	9,816	(5,290)	01/11/2007
Manana / 35 Business Center	1,323	5,293	1,499	1,315	6,800	8,115	(2,348)	5,767	-	07/27/1999
McGraw Hill Distribution Ctr	3,155	18,906	2	3,157	18,906	22,063	(1,379)	20,684	-	02/14/2006
Midpoint I-20 Distrib. Center	1,254	7,070	2,895	2,820	8,399	11,219	(460)	10,759	-	10/13/2006
Midway Business Center	1,078	4,313	2,044	1,078	6,357	7,435	(2,365)	5,070	-	07/27/1999
Newkirk Business Center	686	2,745	828	686	3,573	4,259	(1,242)	3,017	-	07/27/1999
Northeast Crossing	392	1,568	1,022	350	2,632	2,982	(981)	2,001	-	07/27/1999
Northwest Crossing	1,274	2,892	1,483	824	4,825	5,649	(1,784)	3,865	-	07/27/1999
Oak Hill Business Park	1,294	5,279	1,091	1,299	6,365	7,664	(1,691)	5,973	-	10/18/2001
O'Connor Road Business Park	1,028	4,110	903	1,029	5,012	6,041	(1,185)	4,856	-	12/22/2000
Railwood	7,072	7,965	(1,566)	2,870	10,601	13,471	(3,981)	9,490	-	12/31/1975
Randol Mill Place	371	1,513	674	372	2,186	2,558	(884)	1,674	-	12/31/1998
Red Bird	406	1,622	221	406	1,843	2,249	(586)	1,663	-	09/29/1998
Regal Distribution Center	801	3,208	820	806	4,023	4,829	(1,444)	3,385	-	04/17/1998
Riverview Distribution Center	1,518	9,613	257	1,521	9,867	11,388	(353)	11,035	-	08/10/2007
Rutland 10 Business Center	738	2,951	490	739	3,440	4,179	(895)	3,284	-	09/28/2000
Sherman Plaza Business Park	705	2,829	2,001	710	4,825	5,535	(1,994)	3,541	-	04/01/1999
South Loop Business Park	168	575	100	168	675	843	(644)	199	-	12/04/1975
Southpark 3075	1,251	8,385	(47)	1,213	8,376	9,589	(272)	9,317	-	10/03/2007
Southpark A, B, C	1,079	4,375	637	1,080	5,011	6,091	(1,274)	4,817	-	09/28/2000
Southpoint	4,167	10,967	399	4,168	11,365	15,533	(842)	14,691	-	12/29/2005
Southpoint Business Center	597	2,392	873	600	3,262	3,862	(997)	2,865	-	05/20/1999

Schedule III
(Continued)

	Initial Cost to Company			Gross Amounts at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (D)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (A)	Date of Acquisition / Construction

Southport Business Park 5	$562	$2,172	$1,280	$562	$3,452	$4,014	$(1,008)	$3,006	$-	12/23/1998
Southwest Park II	197	791	791	200	1,579	1,779	(1,006)	773	-	05/14/1993
Space Center Industrial Park	1,036	4,143	1,419	1,025	5,573	6,598	(1,633)	4,965	-	05/29/1998
Stonecrest Business Center	601	2,439	1,588	601	4,027	4,628	(1,518)	3,110	-	06/03/1997
Tampa East Ind. Portfolio	5,424	18,155	1,165	5,409	19,335	24,744	(1,498)	23,246	-	11/21/2005
Town and Country Commerce Ctr	4,188	9,628	(577)	4,311	8,928	13,239	(262)	12,977	-	06/29/2007
West Loop Commerce Center	2,203	1,672	(847)	536	2,492	3,028	(2,382)	646	-	12/14/1981
West-10 Business Center	-	3,125	1,717	-	4,842	4,842	(3,583)	1,259	-	08/28/1992
West-10 Business Center II	414	1,662	742	389	2,429	2,818	(1,210)	1,608	-	08/20/1997
Westgate Business Center	1,472	3,471	2,003	1,470	5,476	6,946	(1,050)	5,896	-	12/12/2003
Westlake 125	1,174	6,630	70	1,066	6,808	7,874	(221)	7,653	-	10/03/2007
Wirt Road & I10	1,003	-	45	1,048	-	1,048	-	1,048	-	05/24/2007
	94,158	296,116	56,528	79,886	366,916	446,802	(78,939)	367,863	(10,214)

Other

1919 North Loop West	1,334	8,451	9,734	1,337	18,182	19,519	(798)	18,721	-	12/05/2006
Citadel Building	3,236	6,168	7,152	534	16,022	16,556	(10,906)	5,650	-	12/30/1975
Phoenix Office Building	1,696	3,255	924	1,773	4,102	5,875	(207)	5,668	-	01/31/2007
	6,266	17,874	17,810	3,644	38,306	41,950	(11,911)	30,039	-

Land Held/Under Development:

Ambassador Parcel D	98	-	-	98	-	98	-	98	-	10/26/2007
Citadel Drive at Loop 610	3,747	-	(239)	3,508	-	3,508	-	3,508	-	12/30/1975
ClayPoint Distribution Park	2,413	3,117	17,264	2,897	19,897	22,794	(1,999)	20,795	-	06/23/1999
Colonial Landing	1,813	14,577	11,193	-	27,583	27,583	(1,829)	25,754	-	04/26/2006
Crabtree Towne Center	18,810	54	(8,919)	9,043	902	9,945	-	9,945	-	01/31/2007
Cullen Blvd. at East Orem	172	-	3	175	-	175	-	175	-	02/24/1975
Curry Ford Road	1,878	7	(39)	1,817	29	1,846	-	1,846	-	10/05/2007
Decatur 215	32,525	8,200	(17,559)	15,846	7,320	23,166	-	23,166	-	12/26/2007
Epic Village St. Augustine	2,263	1,171	1,824	2,306	2,952	5,258	-	5,258	-	04/09/2008
Festival Plaza	751	6	123	794	86	880	-	880	-	12/08/2006
Gateway Station	1,622	3	8,008	1,821	7,812	9,633	(67)	9,566	-	07/21/2006
Gladden Farms	1,619	4	1,744	1,713	1,654	3,367	-	3,367	-	08/21/2007
Harrison Pointe Pad	1,057	-	-	1,057	-	1,057	-	1,057	-	05/01/2008
Horne Street Market	4,239	37	4,683	4,742	4,217	8,959	-	8,959	-	06/22/2007
Lockwood Drive	313	-	(319)	(6)	-	(6)	-	(6)	-	11/14/1949
Mainland Mall-Tracts 1 & 2	321	-	69	390	-	390	-	390	-	11/29/1967
Mohave Crossroads	5,033	63	37,295	5,574	36,817	42,391	(290)	42,101	-	06/12/2007
North Towne Plaza JV	6,646	99	8,116	11,515	3,346	14,861	-	14,861	-	12/27/2006
NW Freeway at Gessner	5,052	-	(3,577)	1,475	-	1,475	-	1,475	-	11/16/1972
Palm Coast Landing Outparcels	1,302	149	(286)	762	403	1,165	-	1,165	-	04/30/2008
Phillips Crossing	-	1	24,827	665	24,163	24,828	(300)	24,528	-	10/06/2006
Phillips Landing	1,521	1,625	9,929	1,953	11,122	13,075	(451)	12,624	-	12/14/2005
Raintree Ranch Center	11,442	595	16,036	10,983	17,090	28,073	(1,127)	26,946	-	06/15/2006

Schedule III
(Continued)

	Initial Cost to Company			Gross Amounts at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (D)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (A)	Date of Acquisition / Construction

Ridgeway Trace	$26,629	$544	$6,157	$19,865	$13,465	$33,330	$-	$33,330	$-	11/09/2006
River Pointe Venture	2,874	-	(2,063)	811	-	811	-	811	-	08/04/2004
Rock Prarie Marketplace	2,364	-	10,254	11,278	1,340	12,618	-	12,618	-	05/15/2006
Shreveport	356	-	130	486	-	486	-	486	-	05/22/1973
South Fulton Crossing	14,373	154	(7,429)	4,970	2,128	7,098	-	7,098	-	01/10/2007
Southern Pines Place	8,046	73	(1,895)	5,998	226	6,224	-	6,224	-	02/09/2007
Stanford Court	693	-	21	714	-	714	-	714	-	04/20/1981
Stevens Ranch	36,939	46	525	37,351	159	37,510	-	37,510	-	05/16/2007
Surf City Crossing	3,220	52	1,053	3,937	388	4,325	-	4,325	-	12/06/2006
The Shoppes @ Wilderness Oaks	11,081	50	730	11,518	343	11,861	-	11,861	-	06/19/2008
The Shoppes at Caveness Farms	7,235	135	1,117	3,702	4,785	8,487	-	8,487	-	01/17/2006
The Shoppes at Parkwood Ranch	5,605	52	6,444	4,123	7,978	12,101	(12)	12,089	-	01/02/2007
Thompson Bridge Commons	604	-	(79)	525	-	525	-	525	-	07/28/2005
Tomball Marketplace	9,616	262	20,576	15,190	15,264	30,454	-	30,454	-	04/12/2006
University Place	500	85	524	500	609	1,109	(14)	1,095	-	02/08/2008
Village Shopping Center	64	714	(689)	89	-	89	-	89	-	12/31/2002
Waterford Village	5,830	-	6,537	4,178	8,189	12,367	(111)	12,256	-	06/11/2004
West 11th @ Loop 610	1,667	-	-	1,667	-	1,667	-	1,667	-	12/14/1981
Westover Square	4,435	20	(423)	3,418	614	4,032	-	4,032	-	08/01/2006
Westwood Center	10,497	36	5,346	7,442	8,437	15,879	(3)	15,876	-	01/26/2007
Wilcrest/Bissonnet-Alief Tr1-4	7,228	-	(6,309)	919	-	919	-	919	-	11/10/1980
York Plaza	162	-	(45)	117	-	117	-	117	-	08/28/1972
	264,655	31,931	150,658	217,926	229,318	447,244	(6,203)	441,041	-

Balance of Portfolio (not to exceed 5% of total)	48,855	163,963	(133,848)	14,676	64,295	78,971	(11,766)	67,205	-

Total of Portfolio	$1,248,230	$3,073,581	$593,660	$1,184,648	$3,730,824	$4,915,472	$(812,323)	$4,103,149	$(713,377)

Depreciation is computed using the straight-line method, generally over estimated useful lives of 18-40 years for buildings and 10-20 years for parking lot surfacing and equipment.  Tenant and leasehold improvements are depreciated over the remaining life of the lease or the useful life whichever is shorter.

Note A -	Encumbrances do not include $40.4 million outstanding under fixed-rate mortgage debt associated with five properties each held in a tenancy-in-common arrangement.

Note B -	Property is collateral for a $154.3 million fixed-rate mortgage.

Note C -	Property is collateral for $100.0 million fixed-rate mortgage.

Note D -	The book value of our net fixed asset exceeds the tax basis by approximately $220 million at December 31, 2008.

Schedule III
(Continued)

The changes in total cost of the properties for the year ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Balance at beginning of year	$4,972,344	$4,445,888	$4,033,579
Additions at cost	299,090	888,345	1,022,103
Retirements or sales	(355,962)	(361,889)	(609,794)

Balance at end of year	$4,915,472	$4,972,344	$4,445,888

The changes in accumulated depreciation for the year ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Balance at beginning of year	$774,321	$707,005	$679,642
Additions at cost	118,160	114,956	110,406
Retirements or sales	(80,158)	(47,640)	(83,043)

Balance at end of year	$812,323	$774,321	$707,005

Schedule IV

WEINGARTEN REALTY INVESTORS
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2008

(Amounts in thousands)

			Final	Periodic	Face	Carrying
		Interest	Maturity	Payment	Amount of	Amount of
	State	Rate	Date	Terms	Mortgages	Mortgages(A)

SHOPPING CENTERS:
FIRST MORTGAGES:
Eastex Venture	TX	8.00%	10-31-09	$317 Annual P & I	$564	$564

363-410 Burma, LLC	TN	6.50%	07-01-11	$212 Annual P & I	2,515	2,515

KIPP Finance Corporation	TX	7.00%	01-31-11	$220 Annual P & I	3,537	3,537

WRI-SRP Cole Park Plaza, LLC	NC	5.66%	02-01-12	At Maturity	6,200	6,200

SHOPPING CENTERS:
CONSTRUCTION LOANS:
Palm Coast Center, LLC	FL	3.65%	04-13-10	At Maturity	28,611	28,611

WRI Alliance Riley Venture	CA	7.50%	11-20-10	At Maturity	25,987	25,987

WRI Alliance Riley Venture III	CA	4.45%	11-20-10	At Maturity	26,847	26,847

Weingarten I-4 Clermont Landing, LLC	FL	2.75%	06-14-10	At Maturity	22,559	22,559

Weingarten Miller Buckingham, LLC	CO	2.75%	07-09-11	At Maturity	16,395	16,395

Weingarten Miller Equiwest Salt Lake, LLC	UT	2.75%	03-13-12	At Maturity	13,070	13,070

Weingarten Miller MDH Buckingham, LLC	CO	2.75%	07-09-11	At Maturity	28,274	28,274

Weingarten Sheridan, LLC	CO	2.75%	12-15-10	At Maturity	62,184	62,184

TOTAL MORTGAGE LOANS ON REAL ESTATE					$236,743	$236,743

Note A -	The aggregate cost at December 31, 2008 for federal income tax purposes is $236,743.

Changes in mortgage loans for the year ended December 31, 2008, 2007 and 2006 are summarized below.

	2008	2007	2006

Balance, Beginning of Year	$79,898	$5,308	$2,791
Additions to Existing Loans	201,803	155,855	3,347
Collections of Principal	(44,958)	(81,265)	(830)

Balance, End of Year	$236,743	$79,898	$5,308