Form 10-Q
period 2009-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2009-05-08
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐   NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐      NO ☒

As of April 30, 2009, there were 119,605,247 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rentals, net	$145,192	$148,785
Other	4,069	2,717
Total	149,261	151,502

Expenses:
Depreciation and amortization	38,848	42,497
Operating	24,084	26,184
Ad valorem taxes, net	18,459	17,777
General and administrative	6,000	6,854
Total	87,391	93,312

Operating Income	61,870	58,190
Interest Expense, net	(39,557)	(37,538)
Interest and Other Income, net	1,264	1,049
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	3,662	5,247
Gain on Merchant Development Sales	14,122	519
Provision for Income Taxes	(4,964)	(747)
Income from Continuing Operations	36,397	26,720
Operating Income from Discontinued Operations	180	2,060
Gain on Sale of Property from Discontinued Operations	739	8,370
Income from Discontinued Operations	919	10,430
Gain on Sale of Property	6,494	12
Net Income	43,810	37,162
Less: Net Income Attributable to Noncontrolling Interests	(1,795)	(1,826)
Net Income Adjusted for Noncontrolling Interests	42,015	35,336
Dividends on Preferred Shares	(8,869)	(8,618)
Net Income Available to Common Shareholders	$33,146	$26,718
Earnings Per Common Share - Basic:
Income from continuing operations adjusted for noncontrolling interests	$0.37	$0.20
Income from discontinued operations	0.01	0.12
Net income adjusted for noncontrolling interests	$0.38	$0.32
Earnings Per Common Share - Diluted:
Income from continuing operations adjusted for noncontrolling interests	$0.37	$0.20
Income from discontinued operations	0.01	0.12
Net income adjusted for noncontrolling interests	$0.38	$0.32

Comprehensive Income:
Net Income	$43,810	$37,162
Other Comprehensive Income (Loss):
Loss on derivatives	-	(7,204)
Amortization of loss on derivatives	619	219
Total	619	(6,985)
Comprehensive Income	44,429	30,177
Comprehensive Income Attributable to Noncontrolling Interests	(1,795)	(1,826)
Comprehensive Income Adjusted for Noncontrolling Interests	$42,634	$28,351

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31,	December 31,
	2009	2008
ASSETS
Property	$4,915,778	$4,915,472
Accumulated Depreciation	(832,698)	(812,323)
Property Held for Sale, net	7,173	-
Property, net	4,090,253	4,103,149
Investment in Real Estate Joint Ventures and Partnerships, net	358,353	357,634
Total	4,448,606	4,460,783
Notes Receivable from Real Estate Joint Ventures and Partnerships	249,553	232,544
Unamortized Debt and Lease Costs, net	116,138	119,464
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $12,365 in 2009 and $12,412 in 2008)	79,841	103,873
Cash and Cash Equivalents	118,260	58,946
Restricted Deposits and Mortgage Escrows	13,346	33,252
Other, net	86,780	105,350
Total	$5,112,524	$5,114,212

LIABILITIES AND EQUITY
Debt, net	$3,169,700	$3,148,636
Accounts Payable and Accrued Expenses	145,846	179,432
Other, net	90,257	90,461
Total	3,405,803	3,418,529

Commitments and Contingencies	41,000	41,000

Equity:
Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2009 and 2008; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2009 and 2008; liquidation preference $72,500	1	1
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 140 shares issued and outstanding in 2009 and 2008; liquidation preference $350,000	4	4
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 150,000; shares issued and outstanding: 87,406 in 2009 and 87,102 in 2008	2,634	2,625
Accumulated Additional Paid-In Capital	1,518,910	1,514,940
Net Income Less Than Accumulated Dividends	(49,987)	(37,245)
Accumulated Other Comprehensive Loss	(29,057)	(29,676)
Shareholders' Equity	1,442,508	1,450,652
Noncontrolling Interests	223,213	204,031
Total Equity	1,665,721	1,654,683
Total	$5,112,524	$5,114,212

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities:
Net Income	$43,810	$37,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,912	43,505
Amortization of deferred financing costs and debt discount	3,687	3,236
Equity in earnings of real estate joint ventures and partnerships, net	(3,662)	(5,247)
Gain on merchant development sales	(14,122)	(519)
Gain on sale of property	(7,233)	(8,382)
Distributions of income from unconsolidated real estate joint ventures and partnerships	1,245	1,747
Changes in accrued rent and accounts receivable, net	21,843	(4,389)
Changes in other assets, net	11,452	(8,117)
Changes in accounts payable and accrued expenses	(38,077)	(48,703)
Other, net	2,494	(720)
Net cash provided by operating activities	60,349	9,573

Cash Flows from Investing Activities:
Investment in property	(38,949)	(65,699)
Proceeds from sale and disposition of property, net	67,296	80,578
Change in restricted deposits and mortgage escrows	19,906	7,818
Notes receivable from real estate joint ventures and partnerships and other receivables:
Advances	(19,808)	(42,850)
Collections	4,103	4,860
Real estate joint ventures and partnerships:
Investments	(151)	(591)
Distributions of capital	3,056	7,037
Net cash provided by (used in) investing activities	35,453	(8,847)

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	25,000	175,240
Common shares of beneficial interest, net		786
Principal payments of debt	(4,653)	(126,179)
Common and preferred dividends paid	(54,101)	(52,674)
Debt issuance costs paid	(2,760)	(609)
Other, net	26	(1,579)
Net cash used in financing activities	(36,488)	(5,015)

Net increase (decrease) in cash and cash equivalents	59,314	(4,289)
Cash and cash equivalents at January 1	58,946	65,777
Cash and cash equivalents at March 31	$118,260	$61,488

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares of Beneficial Interest	Accumulated Additional Paid-In Capital	Net Income in Excess of Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

Balance, January 1, 2008	$8	$2,565	$(41)	$1,485,496	$31,639	$(15,475)	$96,885	$1,601,077
Net income					35,336		1,826	37,162
Shares issued in exchange for noncontrolling interests				246			(246)	-
Shares issued under benefit plans		4		1,907				1,911
Dividends declared – common shares (1)					(44,056)			(44,056)
Dividends declared – preferred shares (2)					(8,618)			(8,618)
Sale of properties with noncontrolling interests							65,359	65,359
Treasury shares cancelled (3)		(41)	41					-
Distributions to noncontrolling interests							(4,120)	(4,120)
Other comprehensive loss						(6,985)		(6,985)
Other, net							745	745
Balance, March 31, 2008	$8	$2,528	$-	$1,487,649	$14,301	$(22,460)	$160,449	$1,642,475

(1)	Common dividends per share were $.525 for the three months ended March 31, 2008.
(2)	Series D, E, F and G preferred dividends per share were $12.66, $43.44, $40.63 and $38.40, respectively, for the three months ended March 31, 2008.
(3)	A total of 1.4 million common shares of beneficial interest were purchased in 2007 and subsequently retired on January 11, 2008.

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Accumulated Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

Balance, January 1, 2009	$8	$2,625	$1,514,940	$(37,245)	$(29,676)	$204,031	$1,654,683
Net income				42,015		1,795	43,810
Shares issued in exchange for noncontrolling interests		2	1,618			(1,620)	-
Shares issued under benefit plans		7	1,700				1,707
Dividends declared – common shares (1)				(45,888)			(45,888)
Dividends declared – preferred shares (2)				(8,213)			(8,213)
Sale of properties with noncontrolling interests						23,521	23,521
Distributions to noncontrolling interests						(4,525)	(4,525)
Other comprehensive loss					619		619
Other, net			652	(656)		11	7
Balance, March 31, 2009	$8	$2,634	$1,518,910	$(49,987)	$(29,057)	$223,213	$1,665,721

(1)	Common dividends per share were $.525 for the three months ended March 31, 2009.
(2)	Series D, E and F preferred dividends per share were $12.66, $43.44 and $40.63, respectively, for the three months ended March 31, 2009.

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

We operate a portfolio of properties that include neighborhood and community shopping centers and industrial properties of approximately 72.5 million square feet.  We have a diversified tenant base with our largest tenant comprising only 2.7% of total rental revenues during 2009.

We currently operate, and intend to operate in the future, as a real REIT.

Basis of Presentation
Our condensed consolidated financial statements include the accounts of our subsidiaries and certain partially owned real estate joint ventures or partnerships which meet the guidelines for consolidation.  All intercompany balances and transactions have been eliminated.

The condensed consolidated financial statements included in this report are unaudited; however, amounts presented in the condensed consolidated balance sheet as of December 31, 2008 are derived from our audited financial statements at that date.  In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted of normal recurring items.  Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and certain information included in our annual financial statements and notes has been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States.  Such statements require management to make estimates and assumptions that affect the reported amounts on our condensed consolidated financial statements.  Actual results could differ from these estimates.

Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves, and restricted cash that is held for a specific use or in a qualified escrow account for the purposes of completing like-kind exchange transactions.  At March 31, 2009 and December 31, 2008, we had $2.5 million and $22.5 million of restricted cash, respectively, and $10.8 million held in escrow related to our mortgages for both periods, respectively.

Per Share Data
Earnings per common share – basic is computed using net income available to common shareholders and the weighted average shares outstanding.  Earnings per common share – diluted include the effect of potentially dilutive securities.  Income from continuing operations adjusted for noncontrolling interests includes gain on sale of property in accordance with SEC guidelines.  Earnings per common share – basic and diluted components for the periods indicated are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Numerator:
Net income available to common shareholders – basic and diluted	$33,146	$26,718

Denominator:
Weighted average shares outstanding – basic	86,979	83,679
Effect of dilutive securities:
Share options and awards	352	488
Weighted average shares outstanding – diluted	87,331	84,167

Options to purchase common shares of beneficial interest (“common shares”) of 3.2 million and 2.1 million for the three months ended March 31, 2009 and 2008, respectively, were not included in the calculation of net income per common share – diluted as the exercise prices were greater than the average market price for the period.  For the three months ended March 31, 2009 and 2008, 2.2 million and 2.4 million, respectively, of operating partnership units were not included in the calculation of net income per common share – diluted because these units had an anti-dilutive effect.

As of April 22, 2009, we sold 32.2 million common shares at a share price of $14.25.  Had this transaction occurred on January 1, 2009, earnings per common share – basic and diluted for the three months ended March 31, 2009 would have both decreased by $.10.

Cash Flow Information
We issued common shares valued at $1.6 million and $.2 million for the three months ended March 31, 2009 and 2008, respectively, in exchange for interests in real estate joint ventures and partnerships, which had been formed to acquire properties.  We also accrued $27.4 million and $17.4 million as of March 31, 2009 and 2008, respectively, associated with the construction of property.  Cash payments for interest on debt, net of amounts capitalized, of $58.8 million and $61.2 million were made during the three months ended March 31, 2009 and 2008, respectively.  A cash payment of $2.2 million for income taxes was made during the three months ended March 31, 2008, and no income tax payments were made during the three months ended March 31, 2009.

In connection with the sale of improved properties, we received notes receivable totaling $3.6 million during the three months ended 2008.

Accumulated Other Comprehensive Loss
As of March 31, 2009, the balance in accumulated other comprehensive loss relating to derivatives and our retirement liability was $16.3 million and $12.8 million, respectively.  As of December 31, 2008, the balance in accumulated other comprehensive loss relating to derivatives and our retirement liability was $16.9 million and $12.8 million, respectively.

Reclassifications
The reclassification of prior years’ operating results for the three months ending March 31, 2008 for certain properties to discontinued operations was made to conform to the current year presentation.  For the same period, we also reclassified in our Condensed Consolidated Statement of Cash Flows amortization of deferred financing costs from changes in other assets, net to amortization of deferred financing costs and debt discount in order to be consistent with current industry standards.  These reclassifications had no impact on previously reported net income, net income per share, the condensed consolidated balance sheet or cash flows from operating activities.

Retrospective Application of Accounting Principles
The retrospective application of adopting new accounting principles on prior years’ condensed consolidated financial statements was made to conform to the current year presentation.  The impact of these changes is described in Note 2.

Note 2.              Newly Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB“) issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157,” which deferred the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” relating to nonfinancial assets and liabilities, and delayed implementation by us until January 1, 2009.  Adoption of FSP 157-2 has not materially affected our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.”  SFAS 141R expands the original guidance’s definition of a business.  It broadens the fair value measurement and recognition to all assets acquired, liabilities assumed and interests transferred as a result of business combinations.  SFAS 141R requires expanded disclosures to improve the ability to evaluate the nature and financial effects of business combinations.  SFAS 141R is effective for us for business combinations made on or after January 1, 2009.  Due to current economic conditions, we do not plan any significant acquisitions in the upcoming year, thereby upon adoption, there was no material effect.  However, SFAS 141R could have a material effect on our accounting for future acquisition of properties.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.”  SFAS 160 requires that, in most cases, a noncontrolling interest in a consolidated entity be reported as equity and any losses in excess of a consolidated entity’s equity interest be recorded to the noncontrolling interest.  The statement requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS 160 was effective for us on January 1, 2009, and many provisions required retrospective application.  The adoption of SFAS 160 has resulted in an increase to equity in the Condensed Consolidated Balance Sheet as of December 31, 2008 of $204.0 million for the reclassification of minority interest to equity for noncontrolling interest in consolidated entities.  Also, net income in the Condensed Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2008 has increased by $1.8 million for the reclassification of income allocated to minority interests; however, net income available to common shareholders, earnings per common share – basic and diluted were not affected by this reclassification.  Additional disclosures due to the implementation of SFAS 160 are included in Note 19.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for us on January 1, 2009.  Implementation of SFAS 161 has resulted in additional disclosures included in Note 4.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 requires that the initial debt proceeds from the sale of our convertible and exchangeable senior debentures be allocated between a liability component and an equity component in a manner that will reflect our effective nonconvertible borrowing rate.  The resulting debt discount will be amortized using the effective interest method over the period the debt is expected to be outstanding as additional interest expense.  FSP APB 14-1 was effective for us on January 1, 2009 and requires retroactive application.  Upon the adoption of FSP APB 14-1, the Condensed Consolidated Balance Sheet as of December 31, 2008 was adjusted to reflect a reduction in debt of approximately $22.9 million for the unamortized debt discount, accumulated additional paid-in capital increased by approximately $39.5 million and net income less than accumulated dividends increased by approximately $17.1 million.  The Condensed Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2008 was adjusted for incremental interest expense of $2.0 million, which reduced both earnings per common share – basic and diluted by approximately $0.02.

In November 2008, the FASB’s Emerging Issues Task Force (“EITF”) issued Issue 08-6 (“EITF 08-6”), “Equity Method Investment Accounting Considerations.”  EITF 08-6 requires an investment accounted for under the equity method to be evaluated and recorded in accordance with SFAS 141R business combinations definition and modeling.  EITF 08-6 is effective for us for equity method investments made on or after January 1, 2009.  Due to current economic conditions, we do not plan to enter into any significant equity method investments in the upcoming year, thereby upon adoption, there was no material effect.  However, EITF 08-6 could have a material effect on our accounting for future equity method investments.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1 (“FSP 107-1”), “Interim Disclosures about Fair Value of Financial Instruments.”  FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require annual disclosures to be made also during interim reporting periods.  Implementation of FSP 107-1 will result in certain additional disclosures to be included in our interim condensed consolidated financial statements beginning with our Form 10-Q for the quarter ending June 30, 2009.

Note 3.              Variable Interest Entities

Management determines whether an entity is a variable interest entity (“VIE”) and, if so, determines which party is the primary beneficiary by analyzing which party absorbs a majority of the expected losses or a majority of the expected residual returns of the VIE, or both.  Significant judgments and assumptions inherent in this analysis include the design of the entity structure, the nature of the entity’s operations, future cash flow projections, the entity’s financing and capital structure, and contractual relationships and terms.  We consolidate a VIE when we have determined that we are the primary beneficiary.  Assets held by VIEs which are currently consolidated approximate $297.3 million and $241.9 million at March 31, 2009 and December 31, 2008, respectively.  Entities for which we are the primary beneficiary and we consolidate are described below.

In March 2008, we contributed 18 neighborhood/community shopping centers located in Texas with an aggregate fair value of approximately $227.5 million, and aggregating more than 2.1 million square feet, to a joint venture.  The activities of this venture principally consist of owning and operating these shopping centers.  We sold an 85% interest in this joint venture to AEW Capital Management on behalf of one of its institutional clients and received proceeds of approximately $216.1 million.  Financing totaling $154.3 million was placed on the properties and guaranteed solely by us for tax planning purposes.  This venture is deemed to be a variable interest entity and, due to our guaranty of the debt, we are the primary beneficiary and have consolidated this joint venture.  Our maximum exposure to loss associated with this joint venture is primarily limited to our guaranty of the debt, which was approximately $154.3 million at March 31, 2009.

We also contributed eight neighborhood/community shopping centers with an aggregate fair value of approximately $205.1 million, and aggregating approximately 1.1 million square feet, to a joint venture in November 2008.  Four of these shopping centers are located in Texas, two in Tennessee and one each in Florida and Georgia.  The activities of this venture principally consist of owning and operating these shopping centers.  We sold a 70% interest in this joint venture to Hines REIT Retail Holdings, LLC and received proceeds of approximately $121.8 million.  Financing totaling $100.0 million was placed on the properties and guaranteed solely by us for tax planning purposes.

During the three months ended March 31, 2009, we contributed the final four properties to the joint venture with Hines REIT Retail Holdings, LLC with an aggregate fair value of approximately $66.8 million, and aggregating approximately 0.4 million square feet.  These four shopping centers are located one each in Florida and North Carolina and two in Georgia, and we received net proceeds of approximately $20.6 million. These contributions included loan assumptions on each of the properties, which transferred secured debt totaling approximately $34.6 million to the joint venture and guaranteed solely by us.  This venture is deemed to be a variable interest entity and, due to our guaranty of the debt, we are the primary beneficiary and have consolidated this joint venture.  Our maximum exposure to loss associated with this joint venture is primarily limited to our guaranty of the debt, which was approximately $114.7 million at March 31, 2009.

Restrictions on the use of these assets are significant because they are secured as collateral for their debt, and we would be required to obtain our partners’ approval in accordance with the partnership agreements on any major transactions.  The impact of these transactions on our consolidated financial statements has been limited to changes in noncontrolling interests and reductions in debt from our partners’ contributions.

In addition, we have an unconsolidated joint venture with an interest in an entity which is deemed to be a VIE as described.  In July 2008, a 47.75%-owned unconsolidated real estate joint venture acquired an 83.34% interest in a joint venture owning a 919,000 square foot new development to be constructed in Aurora, Colorado.  The unconsolidated joint venture provided a guaranty on debt obtained by the acquired joint venture.  The unconsolidated joint venture’s maximum exposure to loss is limited to the guaranty of the debt, which was approximately $35.9 million at March 31, 2009.

Note 4.              Derivatives and Hedging

In order to manage our interest rate risk, we occasionally hedge the future cash flows of our debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions.  In accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” we recognize all derivatives as either assets or liabilities at fair value and have designated our current interest rate swaps as fair value hedges of fixed rate borrowings.  At March 31, 2009 and December 31, 2008, we had two interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $50.0 million that convert fixed interest payments at rates of 4.2% to variable interest payments of 1.2% and 2.0% at March 31, 2009 and December 31, 2008, respectively.  We have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates.

Changes in the fair value of interest rate swap contracts designated as fair value hedges, as well as changes in the fair value of the related debt being hedged, are recorded in earnings each reporting period.  For the three months ended March 31, 2009 and 2008, these changes in fair value offset.  For the three months ended March 31, 2009, the offsetting loss or gain on the interest rate swaps is as follows:

Income Statement Classification	Gain (Loss) on Swaps	Gain (Loss) on Borrowings

Interest expense, net	$(540)	$540

The derivative instruments at March 31, 2009 were reported at their fair values in other assets, net of accrued interest, of $4.4 million, and we had no derivative instruments reported in other liabilities.  At December 31, 2008, derivative instruments were reported at their fair values in other assets, net of accrued interest, of $4.6 million, and we had no derivative instruments reported in other liabilities.

As of March 31, 2009 and December 31, 2008, the balance in accumulated other comprehensive loss relating to settled cash flow interest rate contracts was $16.3 million and $16.9 million, respectively.  Amounts amortized to interest expense were $.6 million and $.2 million during the three months ended March 31, 2009 and 2008, respectively.  Within the next 12 months, approximately $2.8 million of the balance in accumulated other comprehensive loss is expected to be amortized to interest expense.

For the three months ended March 31, 2009 and 2008, the interest rate swaps decreased interest expense and increased net income by $.4 million and $.2 million, respectively, and decreased the average interest rate of our debt by .04% and .02%, respectively.  We could be exposed to losses in the event of nonperformance by the counter-parties; however, management believes the likelihood of such nonperformance is unlikely.

A summary of our derivatives for the three months ended March 31, 2009 is as follows (in thousands):

Derivatives Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative

Cash Flow Interest Rate Contracts	Interest expense, net	$(619)
Fair Value Interest Rate Contracts			Interest expense, net	$(540)

Note 5.              Debt

Our debt consists of the following (in thousands):

	March 31,	December 31,
	2009	2008

Debt payable to 2030 at 4.5% to 8.8%	$2,728,707	$2,732,574
Unsecured notes payable under revolving credit agreements	408,000	383,000
Obligations under capital leases	29,725	29,725
Industrial revenue bonds payable to 2015 at 0.1% to 2.4%	3,268	3,337

Total	$3,169,700	$3,148,636

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	March 31,	December 31,
	2009	2008

As to interest rate (including the effects of interest rate swaps):
Fixed-rate debt	$2,691,433	$2,699,609
Variable-rate debt	478,267	449,027

Total	$3,169,700	$3,148,636

As to collateralization:
Unsecured debt	$2,143,297	$2,116,491
Secured debt	1,026,403	1,032,145

Total	$3,169,700	$3,148,636

We have a $575 million unsecured revolving credit facility held by a syndicate of banks that expires in February 2010 and provides a one-year extension option available at our request.  Borrowing rates under this facility float at a margin over LIBOR, plus a facility fee.  The borrowing margin and facility fee, which are currently 60.0 and 15.0 basis points, respectively, are priced off a grid that is tied to our senior unsecured credit ratings.  This facility retains a competitive bid feature that allows us to request bids for amounts up to $287.5 million from each of the syndicate banks, potentially allowing us to obtain pricing below what we would pay using the pricing grid.

At March 31, 2009 and December 31, 2008, the balance outstanding under the revolving credit facility was $408.0 million at a variable interest rate of 1.0% and $383.0 million at a variable interest rate of 1.6%, respectively.  We also have an agreement for a $30 million unsecured and uncommitted overnight facility with a bank that we use for cash management purposes, of which no amounts were outstanding at March 31, 2009 or December 31, 2008.  Letters of credit totaling $10.1 million were outstanding under the revolving credit facility at March 31, 2009 and December 31, 2008.  The available balance under our revolving credit agreement was $156.9 million and $181.9 million at March 31, 2009 and December 31, 2008, respectively.  During the three months ended March 31, 2009, the maximum balance and weighted average balance outstanding under both facilities combined were $423.0 million and $376.7 million, respectively, at a weighted average interest rate of 1.3%.  During 2008, the maximum balance and weighted average balance outstanding under both facilities combined were $503.0 million and $362.0 million, respectively, at a weighted average interest rate of 3.4%.  At March 31, 2009, we had $30.6 million invested in overnight cash instruments.

At March 31, 2009 and December 31, 2008, we have $537.2 million face value of 3.95% convertible senior unsecured notes outstanding due 2026.  These bonds are recorded at a discount of $20.8 million and $22.9 million as of March 31, 2009 and December 31, 2008, respectively, resulting in an effective rate of 5.75%.  Interest is payable semi-annually in arrears on February 1 and August 1 of each year.  The debentures are convertible under certain circumstances for our common shares at an initial conversion rate of 20.3770 common shares per $1,000 of principal amount of debentures (an initial conversion price of $49.075).  In addition, the conversion rate may be adjusted if certain change in control transactions or other specified events occur on or prior to August 4, 2011.  Upon the conversion of debentures, we will deliver cash for the principal return, as defined, and cash or common shares, at our option, for the excess of the conversion value, as defined, over the principal return.  The debentures are redeemable for cash at our option beginning in 2011 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require us to repurchase their debentures for cash equal to the principal of the debentures plus accrued and unpaid interest in 2011, 2016 and 2021 and in the event of a change in control.  Subsequent to March 2009, we repurchased and retired an additional $67.0 million face value of these notes for $56.4 million, including accrued interest.  These notes are reflected at their maturity date in our scheduled principal payments schedule below.

In connection with the issuance of these debentures, we filed a registration statement related to the resale of the debentures and the common shares issuable upon the conversion of the debentures.  This registration statement has been declared effective by the SEC.

Subsequent to March 2009, we entered into a $103 million secured loan from a major life insurance company.  The loan is for approximately 8.5 years at an interest rate of 7.49% and will be secured by four properties.

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

In January 2008, we elected to repay at par a fixed-rate 8.33% mortgage totaling $121.8 million that was secured by 19 supermarket-anchored shopping centers in California.

Various leases and properties, and current and future rentals from those lease and properties, collateralize certain debt.  At March 31, 2009 and December 31, 2008, the carrying value of such property aggregated $1.7 billion and $1.8 billion, respectively.

Scheduled principal payments on our debt (excluding $408.0 million due under our revolving credit agreements, $21.0 million of certain capital leases, $4.4 million fair value of interest rate swaps, ($20.8) million discount on convertible bonds, and $20.6 million of non-cash debt-related items) are due during the following years (in thousands):

2009 remaining	$91,834
2010	128,613
2011	303,412
2012	334,701
2013	413,440
2014	374,611
2015	249,780
2016	147,123
2017	29,391
2018	54,007
Thereafter	609,636
Total	$2,736,548

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels.  We believe we were in compliance with all restrictive covenants as of March 31, 2009.

Note 6.              Preferred Shares

In June and July of 2008, we redeemed $120 million and $80 million of depositary shares, respectively, retiring all of the Series G Cumulative Redeemable Preferred Shares.  Each depositary share represented one-hundredth of a Series G Cumulative Redeemable Preferred Share.  These depositary shares were redeemed, at our option, at a redemption price of $25 multiplied by a graded rate per depositary share based on the date of redemption plus any accrued and unpaid dividends thereon.  Upon the redemption of these shares, the related original issuance costs of $1.9 million were reported as a deduction in arriving at net income available to common shareholders.  The Series G Preferred Shares paid a variable-rate quarterly dividend through July 2008 calculated on the period’s three-month LIBOR rate plus a percentage determined by the number of days outstanding.  At March 31, 2008, the variable-rate dividend was 3.6%.

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

Note 7.              Common Shares of Beneficial Interest

In July 2007, our Board of Trust Managers authorized a common share repurchase program as part of our ongoing investment strategy.  Under the terms of the program, we may purchase up to a maximum value of $300 million of our common shares during the following two years.  Share repurchases may be made in the open market or in privately negotiated transactions at the discretion of management and as market conditions warrant.  We anticipate funding the repurchase of shares primarily through the proceeds received from our property disposition program, as well as from general corporate funds.  As of March 31, 2009, the remaining value of common shares available to be repurchased under the common share repurchase plan is $196.7 million, and no repurchases were made during the period.

In October 2008, we sold 3.0 million common shares at $34.20 per share.  Net proceeds from this offering were $98.1 million and were used to repay indebtedness outstanding under our revolving credit facilities and for other general corporate purposes.

On March 12, 2009, we entered into an ATM Equity Offering Sales Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, which is a continuous equity program relating to our common shares with an aggregate sales price of up to $125.0 million.  No shares were issued under this program.  Upon the completion of our equity offering in April 2009, we terminated this agreement and program.

In April 2009, we issued 32.2 million common shares at $14.25 per share.  Net proceeds from this offering were $439.3 million and were used to repay indebtedness outstanding under our revolving credit facilities and for other general corporate purposes.

In April 2009, our Board of Trust Managers authorized a reduction of our quarterly dividend rate per share of $.525 to $.25 commencing with the second quarter 2009 distribution.

Note 8.              Property

Our property consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008

Land	$952,165	$964,982
Land held for development	117,767	118,078
Land under development	94,174	101,587
Buildings and improvements	3,522,639	3,488,385
Construction in-progress	229,033	242,440

Total	$4,915,778	$4,915,472

The following carrying charges were capitalized (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Interest	$3,197	$5,178
Ad valorem taxes	474	574

Total	$3,671	$5,752

During the three months ended March 31, 2009, we invested $18.2 million in new development projects, and an operating property in Texas and two buildings at an operating property in Nevada were sold.  Sales proceeds from these dispositions totaled $27.0 million and generated gains of $7.2 million.  No impairment charges were recorded during the three months ended March 31, 2009 and 2008.

Subsequent to March 31, 2009, we sold a building at two operating properties each located in Nevada with sales proceeds of approximately $8.5 million.

Note 9.              Discontinued Operations

During the first quarter of 2009, we sold a shopping center located in Texas, and we classified a property as held for sale as of March 31, 2009 with a net book value of $7.2 million.  During 2008, one industrial center located in Texas and nine shopping centers, five of which were located in Texas, one in California and three in Louisiana, were sold.  The operating results of these properties, as well as any gains on the respective disposition, have been reclassified and reported as discontinued operations in the Condensed Consolidated Statements of Income and Comprehensive Income in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Revenues recorded in operating income from discontinued operations for the three months ended March 31, 2009 and 2008, totaled $.5 million and $4.3 million, respectively.  Included in the Condensed Consolidated Balance Sheet at December 31, 2008 were $3.9 million of property and $3.1 million of accumulated depreciation related to the property sold during the three months ended March 31, 2009.

The discontinued operations reported in 2009 and 2008 had no debt that was required to be repaid upon their disposition.

We elected not to allocate other consolidated interest to discontinued operations because the interest savings to be realized from the proceeds of the sale of these operations were not material.

Note 10.            Notes Receivable from Real Estate Joint Ventures and Partnerships

We have ownership interests in a number of real estate joint ventures and partnerships.  Notes receivable from these entities bear interest ranging from 2.3% to 8.0% at March 31, 2009 and 2.8% to 10.0% at December 31, 2008.  These notes are due at various dates through 2012 and are generally secured by real estate assets.  We believe these notes are fully collectible and no allowance has been recorded.  Interest income recognized on these notes was $.9 million for both the three months ended March 31, 2009 and 2008.

Note 11.            Related Parties

Through our management activities and transactions with our real estate joint venture and partnerships, we had accounts receivable of $1.4 million and $2.0 million outstanding as of March 31, 2009 and December 31, 2008, respectively.  We also had accounts payable and accrued expenses of $9.9 million and $10.2 million outstanding as of March 31, 2009 and December 31, 2008, respectively.  For the three months ended March 31, 2009 and 2008, we recorded joint venture fee income of $1.6 million and $1.4 million, respectively.

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

	March 31,	December 31,
	2009	2008

Combined Condensed Balance Sheets

Property	$1,976,072	$1,951,771
Accumulated depreciation	(139,978)	(129,227)
Property – net	1,836,094	1,822,544

Other assets, net	240,978	256,688

Total	$2,077,072	$2,079,232

Debt, net (primarily mortgage payables)	$469,218	$472,486
Amounts payable to Weingarten Realty Investors	264,126	248,969
Other liabilities, net	148,520	149,265
Accumulated equity	1,195,208	1,208,512

Total	$2,077,072	$2,079,232

	Three Months Ended
	March 31,
	2009	2008

Combined Condensed Statements of Income

Revenues	$42,902	$38,673

Expenses:

Depreciation and amortization	13,076	8,618
Interest, net	7,019	3,921
Operating	7,099	6,263
Ad valorem taxes, net	5,563	4,788
General and administrative	1,294	265

Total	34,051	23,855

Gain on merchant development sales		495
Gain on sale of property	11	38
Net income	$8,862	$15,351

Our investment in real estate joint ventures and partnerships, as reported on our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differentials, which arose upon the transfer of assets to the joint ventures.  The basis differentials, which totaled $12.0 million and $12.1 million at March 31, 2009 and December 31, 2008, respectively, are generally amortized over the useful lives of the related assets.

Fees earned by us for the management of these real estate joint ventures and partnerships totaled, in millions, $1.6 and $1.4 for the three months ended March 31, 2009 and 2008, respectively.

During the three months of 2009, there were no joint venture acquisitions or dispositions.

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

In August 2008, we executed a real estate limited partnership with a foreign institutional investor to purchase up to $250 million of retail properties in various states.  Our ownership in this unconsolidated real estate limited partnership is 20.1%.  As of March 31, 2009, no properties have been purchased.

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

Subsequent to March 31, 2009, we sold an unconsolidated joint venture interest in a property located in Colorado with sales proceeds of approximately $15.0 million, which were reduced by the release of a debt obligation of $11.7 million.

Note 13.            Income Tax Considerations

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

Our taxable REIT subsidiary is subject to federal, state and local income taxes.  We have recorded a federal income tax provision of $4.5 million and $.2 million during the three months ended March 31, 2009 and 2008, respectively.  Also, a current tax obligation of $3.6 million and $.6 million has been recorded at March 31, 2009 and December 31, 2008, respectively, in association with this tax.

Our deferred tax assets and liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008

Deferred Tax Assets:
Impairment loss	$9,936	$9,936
Allowance on other assets	1,394	1,363
Interest expense	-	861
Other	231	174

Total	$11,561	$12,334

Deferred Tax Liabilities:
Straight-line rentals	$251	$152

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

In addition, we are subject to the State of Texas business tax (“Texas Franchise Tax”), which is determined by applying a tax rate to a base that considers both revenues and expenses.  Therefore, the Texas Franchise Tax is considered an income tax and is accounted for in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.”

For each of the three months ended March 31, 2009 and 2008, we recorded a provision for the Texas Franchise Tax of $.5 million.  The deferred tax assets and deferred tax liabilities associated with this tax each totaled $.1 million and $.2 million as of March 31, 2009 and December 31, 2008, respectively.  Also, a current tax obligation of $2.9 million and $2.4 million has been recorded at March 31, 2009 and December 31, 2008, respectively, in association with this tax.

Note 14.            Commitments and Contingencies

We participate in six real estate ventures structured as DownREIT partnerships that have properties in Arkansas, California, Georgia, North Carolina, Texas and Utah.  As a general partner, we have operating and financial control over these ventures and consolidate their operations in our consolidated financial statements.  These ventures allow the outside limited partners to put their interest to the partnership for our common shares or an equivalent amount in cash.  We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion.  We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us for our common shares or an equivalent amount of cash.  We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion.  During the three months ended March 31, 2009 and 2008, we issued common shares valued at $1.6 million and $.2 million, respectively, in exchange for certain of these limited partnership interests or operating partnership units.  The aggregate redemption value of the operating partnership units was approximately $20 million and $46 million as of March 31, 2009 and December 31, 2008, respectively.

In January 2007, we acquired two retail properties in Arizona.  This purchase transaction includes an earnout provision of approximately $29 million that is contingent upon the subsequent development of space by the property seller.  This contingency agreement expires in 2010.  We have an estimated obligation of $7.9 million and $3.9 million recorded as of March 31, 2009 and December 31, 2008, respectively.  Since inception of this obligation, $9.4 million has been paid.  Amounts paid or accrued under such earnouts are treated as additional purchase price and capitalized to the related property.

In April 2007, we acquired an industrial building located in Virginia.  This purchase transaction includes an earnout provision of approximately $6 million that is contingent upon the lease up of vacant space by the property seller.  We have an estimated obligation of $1.7 million and $2.3 million recorded as of March 31, 2009 and December 31, 2008, respectively, and since inception of this obligation, $3.3 million has been paid.  This contingency agreement expired subsequent to March 31, 2009, and the final payment of $1.7 million was made.  Amounts paid or accrued under such earnouts are treated as additional purchase price and capitalized to the related property.

In August 2006, we acquired a portfolio of five properties, including four properties in Georgia and one in Florida.  The purchase agreement allows for the subsequent development and leasing of an additional phase of Brookwood Marketplace by the property seller.  If the terms of the purchase agreement are met by the seller, the purchase price would be increased by approximately $6.9 million.  This agreement expired, and the final payment of $1.2 million was made subsequent to March 31, 2009.  An estimated obligation of $1.3 million and $1.6 million was recorded as of March 31, 2009 and December 31, 2008, respectively, and $1.3 million has been paid through March 31, 2009.  Amounts paid or accrued under such earnouts are treated as additional purchase price and capitalized to the related property.

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

In connection with the above project, we and our joint venture partner are also signatories to a completion guaranty that requires, among other things, certain infrastructure to be substantially completed and occupants of 75% of the retail space to be open for regular business as of December 31, 2008.  Under specified circumstances, the completion guaranty allows for extension of the completion date until June 30, 2009.  At inception on February 27, 2007, we evaluated the guaranty and determined that its then fair value was nominal.  By a letter dated December 1, 2008, the guarantors requested extension of the completion date pursuant to the terms of the guaranty.  On December 16, 2008, one of the parties benefited by the guaranty filed a lawsuit against us alleging that we were not entitled to the extension and is seeking $97 million in liquidated damages together with other relief.  On February 5, 2009, we filed an answer and counterclaim in which we asserted, among other things, that we were entitled to the extension.  We have recorded a contingent liability of $41 million as of both March 31, 2009 and December 31, 2008 based on our belief that we were entitled to the requested extension in December of 2008, but that since completion under the guaranty is not anticipated to be achieved by June 30, 2009, a provision of the guaranty requiring redemption of a certain portion of the outstanding bonds may be triggered.  The contingent liability of $41 million is based on a weighted probability analysis of potential outcomes.

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

Also in connection with the Sheridan, Colorado joint venture and the issuance of the related Series A bonds, we, our joint venture partner and the joint venture have also provided a performance guaranty on behalf of the Sheridan Redevelopment Agency for the satisfaction of all obligations arising from two interest rate swap agreements for the combined notional amount of $97 million that matures in December 2029.  We evaluated and determined that the fair value of the guaranty at inception and both March 31, 2009 and December 31, 2008 was nominal.

We are also involved in various matters of litigation arising in the normal course of business.  While we are unable to predict with certainty the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, any additional liability, if any, will not have a material effect on our consolidated financial statements.

Note 15.            Identified Intangible Assets and Liabilities

Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	March 31,	December 31,
	2009	2008

Identified Intangible Assets:
Above-Market Leases (included in Other Assets, net)	$17,921	$17,921
Above-Market Leases – Accumulated Amortization	(10,252)	(9,771)
Below-Market Assumed Mortgages (included in Debt, net)	2,072	2,072
Below-Market Assumed Mortgages – Accumulated Amortization	(595)	(525)
Valuation of In Place Leases (included in Unamortized Debt and Lease Costs, net)	62,995	64,027
Valuation of In Place Leases – Accumulated Amortization	(30,467)	(29,104)

	$41,674	$44,620

Identified Intangible Liabilities:
Below-Market Leases (included in Other Liabilities, net)	$38,671	$38,712
Below-Market Leases – Accumulated Amortization	(19,540)	(18,265)
Above-Market Assumed Mortgages (included in Debt, net)	53,895	53,895
Above-Market Assumed Mortgages – Accumulated Amortization	(29,444)	(28,284)

	$43,582	$46,058

These identified intangible assets and liabilities are amortized over the applicable lease terms as defined by FASB’s SFAS No. 98, “Accounting for Leases” or the remaining lives of the assumed mortgages, as applicable.

The net amortization of above-market and below-market leases increased rental revenues by $.8 million and $.9 million for the three months ended March 31, 2009 and 2008, respectively.  The estimated net amortization of these intangible assets and liabilities will increase rental revenues for each of the next five years as follows (in thousands):

2009 remaining	$1,962
2010	1,857
2011	1,352
2012	1,101
2013	966

The amortization of the in place lease intangible recorded in depreciation and amortization, was $2.4 million for both the three months ended March 31, 2009 and 2008.  The estimated amortization of this intangible asset will increase depreciation and amortization for each of the next five years as follows (in thousands):

2009 remaining	$4,305
2010	5,793
2011	4,531
2012	3,650
2013	2,831

The amortization of above-market and below-market assumed mortgages decreased interest expense by $1.1 million and $1.6 million for the three months ended March 31, 2009 and 2008, respectively.  The estimated amortization of these intangible assets and liabilities will decrease interest expense for each of the next five years as follows (in thousands):

2009 remaining	$3,248
2010	3,713
2011	2,416
2012	1,242
2013	798

Note 16.            Fair Value Measurements

SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.

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

The fair value of our financial instruments was determined using available market information and appropriate valuation methodologies as defined by SFAS 157 as of March 31, 2009.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counter-parties.  However, as of March 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2009

Assets:
Derivative instruments		$4,353		$4,353
Investments held in grantor trusts	$10,269			10,269
Total	$10,269	$4,353	-	$14,622

We had no assets or liabilities measured at fair value on a nonrecurring basis as of March 31, 2009.

Note 17.            Share Options and Awards

In 1992, we adopted the Employee Share Option Plan that grants options to purchase 100 common shares to every employee, excluding officers, upon completion of each five-year interval of service.  This plan expires in 2012 and provides options for a maximum of 225,000 common shares, of which .2 million is available for future grant of options or awards at March 31, 2009.  Options granted under this plan are exercisable immediately.

In 1993, we adopted the Incentive Share Option Plan that provided for the issuance of up to 3.9 million common shares, either in the form of restricted shares or share options.  This plan expired in 2002, but some awards made pursuant to it remain outstanding as of March 31, 2009.  The share options granted to non-officers vest over a three-year period beginning after the grant date, and for officers vest over a seven-year period beginning two years after the grant date.

In 2001, we adopted the Long-term Incentive Plan for the issuance of options and share awards.  In 2006, the maximum number of common shares issuable under this plan was increased to 4.8 million common shares, of which .4 million is available for the future grant of options or awards at March 31, 2009.  This plan expires in 2011.  The share options granted to non-officers vest over a three-year period beginning after the grant date, and share options and restricted shares for officers vest over a five-year period after the grant date.  Restricted shares granted to trust managers and options or awards granted to retirement eligible employees are expensed immediately.

The grant price for the Employee Share Option Plan is equal to the closing price of our common shares on the date of grant.  The grant price of the Long-term Incentive Plan is calculated as an average of the high and low of the quoted fair value of our common shares on the date of grant.  In both plans, these options expire upon the earlier of termination of employment or 10 years from the date of grant.  In the Long-term Incentive Plan, restricted shares for officers and trust managers are granted at no purchase price.  Our policy is to recognize compensation expense for equity awards ratably over the vesting period, except for retirement eligible amounts.  For the three months ended March 31, 2009 and 2008, compensation expense, net of forfeitures, associated with share options and restricted shares totaled $.7 million and $1.0 million, of which $.2 million and $.3 million was capitalized, respectively.

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

	Three Months Ended
	March 31,
	2009	2008

Fair value per share	$1.99	$3.07
Dividend yield	5.2%	5.1%
Expected volatility	31.3%	18.8%
Expected life (in years)	6.2	6.2
Risk-free interest rate	1.7%	2.8%

Following is a summary of the share option activity for the three months ended March 31, 2009:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Outstanding, January 1, 2009	3,317,655	$32.96
Granted	1,182,252	11.85
Forfeited or expired	(9,844)	33.05
Outstanding, March 31, 2009	4,490,063	$27.40

No options were exercised during the first quarter of 2009.  The total intrinsic value of options exercised during the first quarter of 2008 was $.4 million.  As of March 31, 2009 and December 31, 2008, there was approximately $4.5 million and $3.4 million, respectively, of total unrecognized compensation cost related to unvested share options, which is expected to be amortized over a weighted average of 2.7 years and 1.7 years, respectively.

The following table summarizes information about share options outstanding and exercisable at March 31, 2009:

	Outstanding				Exercisable
		Weighted					Weighted
		Average	Weighted	Aggregate		Weighted	Average	Aggregate
		Remaining	Average	Intrinsic		Average	Remaining	Intrinsic
Range of		Contractual	Exercise	Value		Exercise	Contractual	Value
Exercise Prices	Number	Life	Price	(000’s)	Number	Price	Life	(000’s)

$11.85 - $17.78	1,181,269	9.9 years	$11.85

$17.79 - $26.69	882,917	2.8 years	$22.11		822,163	$21.93	2.7 years

$26.70 - $40.05	1,939,464	7.0 years	$34.26		1,132,489	$34.68	6.1 years

$40.06 - $49.62	486,413	7.7 years	$47.46		212,959	$47.47	7.7 years

Total	4,490,063	7.0 years	$27.40	$-	2,167,611	$31.10	5.0 years	$-

A summary of the status of unvested restricted share awards for the three months ended March 31, 2009 is as follows:

	Unvested
	Restricted	Weighted
	Share	Average Grant
	Awards	Date Fair Value

Outstanding, January 1, 2009	167,402	$36.54
Granted	253,286	11.85
Vested	(20,238)	31.72
Forfeited	(1,240)	32.22
Outstanding, March 31, 2009	399,210	$21.13

As of March 31, 2009 and December 31, 2008, there was approximately $6.1 million and $4.1 million, respectively, of total unrecognized compensation cost related to unvested restricted share awards, which is expected to be amortized over a weighted average of 3.1 years and 2.3 years, respectively.

Note 18.            Employee Benefit Plans

We sponsor a noncontributory qualified retirement plan and a separate and independent nonqualified supplemental retirement plan for certain employees.  The components of net periodic benefit costs for both plans are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Service cost	$820	$900
Interest cost	627	965
Expected return on plan assets	(198)	(482)
Prior service cost	(20)	(31)
Recognized loss (gain)	171	(29)

Total	$1,400	$1,323

For the three months ended March 31, 2009 and 2008, we contributed $.4 million and $1.5 million, respectively, to the qualified retirement plan.  Additional contributions expected to be paid in 2009 for the qualified retirement plan range from $.8 million up to $4.0 million.

We have a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the Internal Revenue Service.  We match employee contributions at the rate of $.50 per $1.00 for the first 6% of the employee's salary.  The employees vest in the employer contributions ratably over a five year period.  Compensation expense related to the plan was $.3 million for both the three months ended March 31, 2009 and 2008.

We have an Employee Share Purchase Plan under which 562,500 of our common shares have been authorized.  These shares, as well as common shares purchased by us on the open market, are made available for sale to employees at a discount of 15% from the quoted market price as defined by the plan.  Shares purchased by the employee under the plan are restricted from being sold for two years from the earlier of the date of purchase or until termination of employment.  During the three months ended March 31, 2009 and 2008, a total of 31,598 and 13,075 common shares were purchased for the employees at an average per share price of $8.09 and $26.75, respectively.

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

Note 19.            Noncontrolling Interests

We adopted SFAS 160 effective January 1, 2009, and, as a result, we are required to provide the following table that summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net income adjusted for noncontrolling interests	$42,015	$35,336
Transfers from the noncontrolling interests:
Increase in equity for operating partnership units	1,620	246
Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$43,635	$35,582

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

Information concerning our reportable segments is as follows (in thousands):

	Shopping
	Center	Industrial	Other	Total

Three Months Ended March 31, 2009:
Revenues	$132,875	$14,133	$2,253	$149,261
Net Operating Income	96,242	10,010	466	106,718
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	3,282	322	58	3,662

Three Months Ended March 31, 2008:
Revenues	$135,274	$14,178	$2,050	$151,502
Net Operating Income	96,653	9,949	939	107,541
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	4,763	441	43	5,247

As of March 31, 2009:
Investment in Real Estate Joint Ventures and Partnerships, net	$318,690	$39,663	$-	$358,353
Total Assets	3,731,417	368,065	1,013,042	5,112,524

As of December 31, 2008:
Investment in Real Estate Joint Ventures and Partnerships, net	$318,003	$39,631	$-	$357,634
Total Assets	3,747,037	348,691	1,018,484	5,114,212

Net operating income reconciles to Income from Continuing Operations as shown on the Condensed Consolidated Statements of Income and Comprehensive Income as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Total Segment Net Operating Income	$106,718	$107,541
Depreciation and Amortization	(38,848)	(42,497)
General and Administrative	(6,000)	(6,854)
Interest Expense, net	(39,557)	(37,538)
Interest and Other Income, net	1,264	1,049
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	3,662	5,247
Gain on Merchant Development Sales	14,122	519
Provision for Income Taxes	(4,964)	(747)
Income from Continuing Operations	$36,397	$26,720

******

ITEM 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) disruptions in financial markets, (ii) general economic and local real estate conditions, (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iv) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates, (vii) the availability of suitable acquisition opportunities, (viii) changes in expected development activity, (ix) increases in operating costs, (x) tax matters, including failure to qualify as a real estate investment trust, could have adverse consequences, (xi) investments through real estate joint ventures and partnerships involve risks not present in investments in which we are the sole investor and (xii) changes in merchant development activity.  Accordingly, there is no assurance that our expectations will be realized.

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

We operate a portfolio of rental properties which includes neighborhood and community shopping centers and industrial properties of approximately 72.5 million square feet.  We have a diversified tenant base with our largest tenant comprising only 2.7% of total rental revenues during 2009.

Our long-term strategy is to focus on increasing funds from operations (“FFO”) and growing dividend payments to our common shareholders.  We do this through hands-on leasing, management and selected redevelopment of the existing portfolio of properties, through disciplined growth from selective acquisitions and new developments, and through the disposition of assets that no longer meet our ownership criteria.  We do this while remaining committed to maintaining a conservative balance sheet, a well-staggered debt maturity schedule and strong credit agency ratings.  The depressed economic environment and capital markets have caused us to refocus our efforts on maintaining our operating properties at current levels and managing our capital resources to ensure adequate liquidity.  In April 2009, we issued 32.2 million common shares of beneficial interest ("common shares") resulting in additional liquidity of $439.3 million.

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

At March 31, 2009, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 382 developed income-producing properties and 25 properties under various stages of construction and development.  The total number of centers includes 323 neighborhood and community shopping centers, 81 industrial projects and three other operating properties located in 23 states spanning the country from coast to coast.

We also owned interests in 30 parcels of land held for development that totaled approximately 29.8 million square feet.

We had approximately 7,200 leases with 5,300 different tenants at March 31, 2009.

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

In assessing the performance of our properties, management carefully tracks the occupancy of the portfolio.  The weakened economy contributed to a drop in our occupancy from 93.7% at March 31, 2008 to 91.5% at March 31, 2009.  While we will continue to monitor the economy and the effects on our retailers, we believe the significant diversification of our portfolio both geographically and by tenant base will allow us to maintain occupancy levels of above 90% as we move through the year, absent bankruptcies by multiple national or regional tenants.  Another important indicator of performance is the spread in rental rates on a same-space basis as we complete new leases and renew existing leases.  We completed 272 new leases or renewals during the first three months of 2009 totaling 1.6 million square feet, increasing rental rates an average of 6.4% on a cash basis.

New Development
At March 31, 2009, we had 25 properties in various stages of development.  We have invested $388.6 million to-date on these projects and, at completion, we estimate our total investment to be $465.8 million.  These properties are slated to be completed over the next one to four years with a projected return on investment of approximately 8.1% when completed.  Of these properties, five properties are projected to stabilize during 2009 with our estimated total investment of $79.8 million and a projected return on investment of 9.1%.

In 2009, we had $117.8 million in land held for development pending improvement in economic conditions.  Due to our analysis of current economic considerations, including the effects of tenant bankruptcies, lack of available funding and halt of tenant expansion plans for new development projects and declines in the real estate values, our plans related to our new development properties including land held for development could change.  While we will continue to monitor this market closely, we anticipate little if any investment in land held for development in 2009.  Additionally, we do not anticipate any new projects in 2009 as we have refocused our efforts on obtaining additional liquidity.

Merchant development is a program where we acquire or develop a project with the objective of selling all or part of it, instead of retaining it in our portfolio on a long-term basis.  Disposition of land parcels are also included in this program.  We generated gains of approximately $14.1 million from this program during the first three months of 2009.  Our 2009 business plan calls for no additional merchant development sales.

Acquisitions and Joint Ventures
Acquisitions are a key component of our long-term strategy, and joint venture arrangements are key to both our current and long-term strategy.  However, the turmoil in the capital markets has significantly reduced transactions in the marketplace and, therefore, created uncertainty with respect to pricing.  Partnering with institutional investors through real estate joint ventures enables us to acquire high quality assets in our target markets while also meeting our financial return objectives.  We benefit from access to lower-cost capital, as well as leveraging our expertise to provide fee-based services, such as acquisition, leasing, property management and asset management, to the joint ventures.

There were no acquisitions of properties during the three months ended March 31, 2009.

During the three months ended March 31, 2009, we contributed the final four properties to the joint venture with Hines REIT Retail Holdings, LLC with an aggregate value of approximately $66.8 million, and aggregating approximately 0.4 million square feet.  These four shopping centers are located one each in Florida and North Carolina and two in Georgia, and we received net proceeds of approximately $20.6 million.  These contributions included loan assumptions on each of the properties, which transferred secured debt totaling approximately $34.6 million to the consolidated joint venture.

Joint venture fee income for the first three months of 2009 was approximately $1.8 million or an increase of $.1 million over the prior year.  This is a direct result of our strategy initiative to develop new joint venture relationships.  We expect continued growth in joint venture income during the year.

Dispositions
During the first three months of 2009, we sold two operating properties for $27.0 million.  Although the availability of debt financing for prospective acquirers has decreased in the current capital markets, we expect to continue to dispose of non-core properties during 2009 as opportunities present themselves.  Dispositions are a key component of our current liquidity strategy, and also part of our ongoing management process where we prune our portfolio of properties that do not meet our geographic or growth targets.  Dispositions provide capital, which may be recycled into properties that have barrier-to-entry locations within high growth metropolitan markets.  Over time, we expect this to produce a portfolio with higher occupancy rates and stronger internal revenue growth.

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

A disclosure of our critical accounting policies which affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2008 in Management’s Discussion and Analysis of Financial Condition.  There have been no significant changes to our critical accounting policies during 2009.

Results of Operations

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

Revenues
Total revenues were $149.3 million in the first quarter of 2009 versus $151.5 million in the first quarter 2008, a decrease of $2.2 million or 1.5%.  This decrease resulted from a decrease in rental revenues of $3.6 million, which is offset by an increase in other income of $1.4 million.

The decrease in rental revenues of $3.6 million resulted primarily from a decrease in occupancy and an increase in bad debt expense of $1.6 million from write-offs associated with the weakened economy.  The increase in other income of $1.4 million results primarily from an increase in lease cancellation income from various tenants.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	March 31,
	2009	2008

Shopping Centers	91.7%	94.8%
Industrial	90.9%	90.7%
Total	91.5%	93.7%

Expenses
Total expenses for the first quarter 2009 were $87.4 million versus $93.3 million in the first quarter of 2008, a decrease of $5.9 million or 6.3%.

This decrease resulted primarily from decreases in depreciation and amortization expense and operating expenses of $3.7 million and $2.1 million, respectively.  The decrease in depreciation and amortization resulted primarily from an acceleration of depreciation in the amount of $8.4 million for redevelopment activities in 2008, which is offset by the completions of our new developments and other capital activities in 2009.  The decrease in operating expenses resulted primarily from a reduction in pre-acquisition and pre-development cost write-offs of $.8 million and a decline in environmental, demolition costs and insurance premiums from the prior period.  Overall, direct operating costs and expenses (operating and ad valorem taxes) of operating our properties as a percentage of rental revenues were 29.3% and 29.5% in 2009 and 2008, respectively.

Interest Expense, net
Interest expense totaled $39.6 million for the first quarter 2009, up $2.0 million or 5.4% from the first quarter 2008.  The components of interest expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Gross interest expense	$41,793	$42,215
Amortization of convertible bond discount	2,078	2,102
Over-market mortgage adjustment of acquired properties	(1,117)	(1,601)
Capitalized interest	(3,197)	(5,178)

Total	$39,557	$37,538

Capitalized interest decreased $2.0 million as a result of new development completions and the cessation of carrying costs capitalization on several new development projects.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
Our equity in earnings of real estate joint ventures and partnerships was $3.7 million in the first quarter of 2009 versus $5.2 million in the first quarter of 2008, a decrease of $1.5 million or 28.8%.  This decrease resulted primarily from a decline in income at our investments due primarily to the cessation of carrying cost capitalization on several new development properties and the timing of merchant development gains and completions of new development and other capital activities.

Gain on Merchant Development Sales
The increase in gain on merchant development sales of $13.6 million resulted primarily from the gain on sale of a land parcel in New Mexico in 2009.

Provision for Income Taxes
The increase in provision for income taxes of $4.2 million resulted primarily from an increase in merchant development gains at our taxable REIT subsidiary.

Income from Discontinued Operations
Income from discontinued operations was $.9 million in the first quarter of 2009 versus $10.4 million in the first quarter of 2008, a decrease of $9.5 million or 91.3%.  This decrease resulted primarily from a reduction to the gain on sale of a single property in both 2009 and 2008.  Also, operating income from discontinued operations for 2008 includes the operating results of the properties disposed or classified as held for sale in 2009.

Gain on Sale of Property
The increase in gain on sale of property of $6.5 million resulted primarily from the gain on sale of two buildings at an operating property in Nevada in 2009.

Effects of Inflation

We have structured our leases in such a way as to remain largely unaffected should significant inflation occur.  Most of the leases contain percentage rent provisions whereby we receive increased rentals based on the tenants' gross sales.  Many leases provide for increasing minimum rentals during the terms of the leases through escalation provisions.  In addition, many of our leases are for terms of less than 10 years, which allow us to adjust rental rates to changing market conditions when the leases expire.  Most of our leases also require the tenants to pay their proportionate share of operating expenses and ad valorem taxes.  As a result of these lease provisions, increases due to inflation, as well as ad valorem tax rate increases, generally do not have a significant adverse effect upon our operating results as they are absorbed by our tenants.  Under the current economic climate, little to no inflation is occurring.

Capital Resources and Liquidity

Our primary liquidity needs are paying our common and preferred dividends, maintaining and operating our existing properties, paying our debt service costs and funding our existing new development program.  Although we anticipate that cash flows from operating activities primarily in the form of rental revenues will decline due to tenant bankruptcies and store closings, we believe operating activities will continue to provide adequate capital for common and preferred dividends, debt service costs and the capital necessary to maintain and operate our existing properties.  While we project our occupancy could drop to the 90% level during 2009, the operating cash flow generated at that occupancy should remain adequate to provide capital for these liquidity needs.

The primary sources of capital for funding any acquisitions and the new development program are our revolving credit facilities, cash generated from the sale of property and the formation of joint ventures, cash flow generated by our operating properties and proceeds from capital issuances, both debt and equity.  Amounts outstanding under the revolving credit agreement are retired as needed with proceeds from the issuance of long-term debt, common and preferred equity, cash generated from disposition of properties and cash flow generated by our operating properties.  As of March 31, 2009, the balance outstanding under our $575 million revolving credit facility was $408.0 million, and no amount was outstanding under our $30 million credit facility, which we use for cash management purposes.  As of April 30, 2009, there were no outstanding balances under these facilities as the proceeds received from the equity offering of 32.2 million common shares were used to pay off these facilities.

The current credit market turmoil has significantly affected our ability to obtain additional capital; however, we have been able to complete some transactions and continue to pursue additional sources of capital.  As described under Investing Activities and Financing Activities below, through May 7, 2009 we completed: 1) an offering for 32.2 million common shares with net proceeds totaling $439.3 million; 2) additional contributions of property to a joint venture that provided $20.6 million in cash; 3) dispositions including merchant development sales of $71.9 million; and 4) a new $103 million secured loan with a major life insurance company.  We currently have two transactions in process including a $106 million industrial joint venture and a $200 million to $300 million retail joint venture.  In the event we are unable to form these joint ventures either due to unacceptable terms or a lack of interest in the market, we would consider including all or some of these assets in our disposition or secured financing initiatives.  Furthermore, we are currently planning to obtain an additional $300 million in secured det of which we have in excess of $325 million under review with various lenders.  We presently have $23 million of dispositions under contract, one of which was deemed to be held for sale at March 31, 2009, and another $81 million under letters of intent.  Additionally, we have more than $300 million of individual properties currently being marketed for sale with an additional $290 million of individual properties to follow.  There can be no assurance that these transactions can be completed as planned.  In addition, we have announced a reduction in our dividends from a quarterly  rate per share of $.525 to $.25 commencing with the second quarter 2009 distribution.

Our annual business plan reflects cost reductions, cutbacks in new development expenditures and no operational growth, as well as, fully funding all new development and other capital needs including the $97 million of principal debt payments due in 2009, of which $4.7 million has been paid.

Without the availability of additional funds over the long-term, we may not be able to respond to competitive pressures, or take advantage of unanticipated opportunities.  We believe we are in compliance with our debt covenants.  Our most restrictive debt covenants including debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage ratios, limit the amount of additional leverage we can add; however, we believe the sources of capital described above are adequate to execute our current business plan and remain in compliance with our debt covenants.

We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships.  We hedge the future cash flows of certain debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions.  We generally have the right to sell or otherwise dispose of our assets except in certain cases where we are required to obtain our joint venture partners’ consent or a third party consent for assets held in special purpose entities, which are 100% owned by us.

Investing Activities

Acquisitions and Joint Ventures
Retail Properties.
There were no acquisitions of retail properties in the first quarter of 2009.

During the first quarter of 2009, we contributed the final four properties to the joint venture with Hines REIT Retail Holdings, LLC with an aggregate value of approximately $66.8 million, and aggregating approximately 0.4 million square feet.  These four shopping centers are located one each in Florida and North Carolina and two in Georgia, and we received net proceeds of approximately $20.6 million.  These contributions included loan assumptions on each of the properties, which transferred secured debt totaling approximately $34.6 million to the joint venture.

Industrial Properties.
There were no acquisitions of industrial properties in the first quarter of 2009.

Dispositions
Retail Properties.
During the first quarter of 2009, we sold an operating property in Texas and two buildings at an operating property in Nevada.  Sales proceeds from these dispositions totaled $27.0 million and generated gains of $7.2 million.

Subsequent to March 31, 2009, we sold a building at two operating properties each located in Nevada with sales proceeds of approximately $8.5 million.

Industrial Properties.
There were no sales of industrial properties in the first quarter of 2009.

Merchant Development
During the first quarter of 2009, we sold three pad sites located in Arizona, New Mexico, and Texas.  Sales proceeds from these dispositions totaled $21.4 million and generated gains of $14.1 million.

Subsequent to March 31, 2009, we sold an unconsolidated joint venture interest in a property located in Colorado with sales proceeds of approximately $15.0 million, which were reduced by the release of a debt obligation of $11.7 million.

New Development and Capital Expenditures
At March 31, 2009, we had 25 projects under construction or in preconstruction stages with a total square footage of approximately 6.7 million.  These properties are slated to be completed over the next one to four years, and we expect our total investment on these properties to be $465.8 million.

Our new development projects are financed initially under our revolving credit facilities, using available cash generated from dispositions of properties, cash flow generated by our operating properties or proceeds from equity offerings.

Capital expenditures for additions to the existing portfolio, acquisitions, new development and our share of investments in unconsolidated real estate joint ventures and partnerships totaled $58.9 million and $97.1 million for the three months ended March 31, 2009 and 2008, respectively.  We have entered into commitments aggregating $98.1 million comprised principally of construction contracts which are generally due in 12 to 36 months.

Financing Activities

Debt
Total debt outstanding was $3.2 billion at March 31, 2009.  Total debt at March 31, 2009 included $2.7 billion of which interest rates are fixed and $478.3 million, including the effect of $50 million of interest rate swaps, that bears interest at variable rates.  Additionally, debt totaling $1.0 billion was secured by operating properties while the remaining $2.1 billion was unsecured.  At March 31, 2009, we had $30.6 million invested in overnight cash instruments.

We have a $575 million unsecured revolving credit facility held by a syndicate of banks.  This unsecured revolving facility expires in February 2010 and provides a one year extension option available at our request.  Borrowing rates under this facility float at a margin over LIBOR, plus a facility fee.  The borrowing margin and facility fee, which are currently 60.0 and 15.0 basis points, respectively, are priced off a grid that is tied to our senior unsecured credit rating.  This facility includes a competitive bid feature where we are allowed to request bids for borrowings up to $287.5 million from the syndicate banks.  As of April 30, 2009, there was no outstanding balance under this facility.  We also maintain a $30 million unsecured and uncommitted overnight facility that is used for cash management purposes, and as of April 30, 2009, there was no outstanding balance under this facility.  The available balance under our revolving credit agreement was $564.9 million at April 30, 2009, which includes amounts outstanding for letters of credit.

We believe we were in full compliance with all our covenants as of March 31, 2009.  Our four most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage ratios.  These ratios as defined in our agreements were as follows at March 31, 2009:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	54.33%
Secured Debt to Asset Ratio	Less than 30.0%	18.44%
Fixed Charge Ratio	Greater than 1.5	1.94
Unencumbered Interest Ratio	Greater than 2.0	2.70

As of March 31, 2009, we had two interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $50.0 million that convert fixed interest payments at rates of 4.2% to variable interest payments of 1.2% at March 31, 2009.  We could be exposed to losses in the event of nonperformance by the counter-parties; however, management believes the likelihood of such nonperformance is unlikely.

Subsequent to March 31, 2009, we entered into a $103 million secured loan from a major life insurance company.  The loan is for approximately 8.5 years at an interest rate of 7.49% and will be secured by four properties.

Subsequent to March 31, 2009, we elected to repurchase a portion of the 3.95% convertible senior unsecured notes due 2026 in the open market.  We purchased and subsequently retired a face value of $67.0 million for $56.4 million, including accrued interest.  We originally issued $575 million notes in 2006 and the debentures are convertible under certain circumstances for our common shares at an initial conversion rate of 20.3770 common shares per $1,000 of principal amount of debentures (an initial conversion price of $49.075).  Upon the conversion of debentures, we will deliver cash for the principal return, as defined, and cash or common shares, at our option, for the excess of the conversion value, as defined, over the principal return.  The debentures are redeemable for cash at our option beginning in 2011 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require us to repurchase their debentures for cash equal to the principal of the debentures plus accrued and unpaid interest in 2011, 2016 and 2021 and in the event of a change in control.

Equity
Common and preferred dividends increased to $54.1 million in the first three months of 2009.  The quarterly dividend rate for our common shares was $.525 during the three months ended March 31, 2009.  Our dividend payout ratio on common equity for the three months ended March 31, 2009 approximated 68.3% based on basic FFO for the respective period.  In April 2009, our Board of Trust Managers authorized a reduction of our quarterly dividend rate per share of $.525 to $.25 commencing with the second quarter 2009 distribution.

On March 12, 2009, we entered into an ATM Equity Offering Sales Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, which was a continuous equity program relating to our common shares with an aggregate sales price of up to $125.0 million.  No shares were issued under this program.  Upon the completion of our equity offering in April 2009, we terminated this agreement and program.

Subsequent to March 31, 2009, we issued 32.2 million common shares at $14.25 per share.  Net proceeds from this offering were $439.3 million and were used to repay indebtedness outstanding under our revolving credit facilities and for other general corporate purposes.  Additionally, we invested approximately $110 million of the proceeds in short-term cash instruments.

In July 2007, our Board of Trust Managers authorized a common share repurchase program as part of our ongoing investment strategy.  Under the terms of the program, we may purchase up to a maximum value of $300 million of our common shares during the following two years.  Share repurchases may be made in the open market or in privately negotiated transactions at the discretion of management and as market conditions warrant.  We anticipate funding the repurchase of shares primarily through the proceeds received from our property disposition program, as well as from general corporate funds.  As of March 31, 2009, the remaining value of common shares available to be repurchased is $196.7 million.

In December 2008, we filed a universal shelf registration which is effective for the next three years.  We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including our credit facilities.  We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center.  In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business.  The table below excludes obligations related to a lawsuit in which we have recorded a $41 million contingent liability as discussed in Off-Balance Sheet Arrangements and our new development projects.  We have entered into commitments aggregating $98.1 million comprised principally of construction contracts which are generally due in 12 to 36 months.  The following table summarizes our primary contractual obligations as of March 31, 2009 (in thousands):

	Remaining
	2009	2010	2011	2012	2013	Thereafter	Total
Mortgages and Notes Payable: (1)
Unsecured Debt (2)	$108,780	$556,719	$293,856	$263,723	$230,175	$1,392,677	$2,845,930
Secured Debt	103,708	125,255	139,628	179,492	172,232	588,034	1,308,349

Ground Lease Payments	2,678	3,528	3,439	3,251	3,222	129,400	145,518

Other Obligations (3)	48,404	32,567					80,971

Total Contractual Obligations	$263,570	$718,069	$436,923	$446,466	$405,629	$2,110,111	$4,380,768

_______________
(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at March 31, 2009 excluding the effect of interest rate swaps, as they are currently in a net receivable position.

(2)
Unsecured debt in 2010 includes the maturity of our revolving credit facility of $408.0 million at March 31, 2009, which we have the option to extend for a one-year period.  Subsequent to March 31, 2009, we have repurchased $67.0 million of our 3.95% convertible senior unsecured notes.

(3)
Other obligations include income and ad valorem tax payments, contributions to our retirement plan and other employee payments.  Severance and change in control agreements have not been included as the amounts and payouts are unknown.

Off Balance Sheet Arrangements

As of March 31, 2009, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources.  Letters of credit totaling $10.1 million were outstanding under the revolving credit facility at both March 31, 2009 and December 31, 2008.

In accordance with SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” our 3.95% convertible senior unsecured notes at a face value totaling $537.2 million, as of March 31, 2009, which are due 2026, meet the scope exception requirements; whereby the notes’ embedded features are not considered and treated as a derivative instrument.  We currently anticipate that the scope exception in SFAS 133 will continue to be available for these instruments.  Although we have not determined the financial impact, we believe there may be a material impact on our consolidated financial statements if these instruments were recorded.

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

In connection with the above project, we and our joint venture partner are also signatories to a completion guaranty that requires, among other things, certain infrastructure to be substantially completed and occupants of 75% of the retail space to be open for regular business as of December 31, 2008.  Under specified circumstances, the completion guaranty allows for extension of the completion date until June 30, 2009.  At inception on February 27, 2007, we evaluated the guaranty and determined that its then fair value was nominal.  By a letter dated December 1, 2008, the guarantors requested extension of the completion date pursuant to the terms of the guaranty.  On December 16, 2008, one of the parties benefited by the guaranty filed a lawsuit against us alleging that we were not entitled to the extension and is seeking $97 million in liquidated damages together with other relief.  On February 5, 2009, we filed an answer and counterclaim in which we asserted, among other things, that we were entitled to the extension.  We have recorded a contingent liability of $41 million as of March 31, 2009 based on our belief that we were entitled to the requested extension in December of 2008, but that since completion under the guaranty is not anticipated to be achieved by June 30, 2009, a provision of the guaranty requiring redemption of a certain portion of the outstanding bonds may be triggered.  The contingent liability of $41 million is based on a weighted probability analysis of potential outcomes.

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

Also in connection with the Sheridan, Colorado joint venture and the issuance of the related Series A bonds, we, our joint venture partner and the joint venture have also provided a performance guaranty on behalf of the Sheridan Redevelopment Agency for the satisfaction of all obligations arising from two interest rate swap agreements for the combined notional amount of $97 million that matures in December 2029.  We evaluated and determined that the fair value of the guaranty both at inception and March 31, 2009 was nominal.

In July 2008, a 47.75%-owned unconsolidated real estate joint venture acquired an 83.34% interest in a joint venture owning a 919,000 square foot new development to be constructed in Aurora, Colorado.  The acquired joint venture is a variable interest entity to the unconsolidated joint venture since it provided a guaranty on debt obtained by the acquired joint venture, which was approximately $35.9 million at March 31, 2009.  We have evaluated and determined that the fair value of the guaranty both at inception and March 31, 2009 was nominal.

In August 2008, we executed a real estate limited partnership with a foreign institutional investor to purchase up to $250 million of retail properties in various states.  Our ownership in this unconsolidated real estate limited partnership is 20.1%.  As of March 31, 2009, no properties had been purchased.

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

FFO is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net income available to common shareholders	$33,146	$26,718
Depreciation and amortization	37,163	42,302
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	4,140	2,540
Gain on sale of property	(7,229)	(7,736)
Gain on sale of property of unconsolidated real estate joint ventures and partnerships	(4)	(14)
Funds from operations	67,216	63,810
Funds from operations attributable to operating partnership units

Funds from operations assuming conversion of operating partnership units	$67,216	$63,810

Weighted average shares outstanding - basic	86,979	83,679
Effect of dilutive securities:
Share options and awards	352	488
Operating partnership units

Weighted average shares outstanding - diluted	87,331	84,167

Newly Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157,” which deferred the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” relating to nonfinancial assets and liabilities, and delayed implementation by us until January 1, 2009.  Adoption of FSP 157-2 has not materially affected our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.”  SFAS 141R expands the original guidance’s definition of a business.  It broadens the fair value measurement and recognition to all assets acquired, liabilities assumed and interests transferred as a result of business combinations.  SFAS 141R requires expanded disclosures to improve the ability to evaluate the nature and financial effects of business combinations.  SFAS 141R is effective for us for business combinations made on or after January 1, 2009.  Due to current economic conditions, we do not plan any significant acquisitions in the upcoming year, thereby upon adoption, there was no material effect.  However, SFAS 141R could have a material effect on our accounting for future acquisition of properties.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.”  SFAS 160 requires that, in most cases, a noncontrolling interest in a consolidated entity be reported as equity and any losses in excess of a consolidated entity’s equity interest be recorded to the noncontrolling interest.  The statement requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS 160 was effective for us on January 1, 2009, and many provisions required retrospective application.  The adoption of SFAS 160 has resulted in an increase to equity in the Condensed Consolidated Balance Sheet as of December 31, 2008 of $204.0 million for the reclassification of minority interest to equity for noncontrolling interest in consolidated entities.  Also, net income in the Condensed Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2008 has increased by $1.8 million for the reclassification of income allocated to minority interests; however, net income available to common shareholders, earnings per common share – basic and diluted were not affected by this reclassification.  Implementation of SFAS 160 has resulted in additional disclosures included in the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for us on January 1, 2009.  Implementation of SFAS 161 has resulted in additional disclosures included in the consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 requires that the initial debt proceeds from the sale of our convertible and exchangeable senior debentures be allocated between a liability component and an equity component in a manner that will reflect our effective nonconvertible borrowing rate.  The resulting debt discount will be amortized using the effective interest method over the period the debt is expected to be outstanding as additional interest expense.  FSP APB 14-1 was effective for us on January 1, 2009 and requires retroactive application.  Upon the adoption of FSP APB 14-1, the Condensed Consolidated Balance Sheet as of December 31, 2008 was adjusted to reflect a reduction in debt of approximately $22.9 million for the unamortized debt discount, accumulated additional paid-in capital increased by approximately $39.5 million and net income less than accumulated dividends increased by approximately $17.1 million.  The Condensed Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2008 was adjusted for incremental interest expense of $2.0 million, which reduced both earnings per common share – basic and diluted by approximately $0.02.

In November 2008, the FASB’s Emerging Issues Task Force (“EITF”) issued Issue 08-6 (“EITF 08-6”), “Equity Method Investment Accounting Considerations.”  EITF 08-6 requires an investment accounted for under the equity method to be evaluated and recorded in accordance with SFAS 141R business combinations definition and modeling.  EITF 08-6 is effective for us for equity method investments made on or after January 1, 2009.  Due to current economic conditions, we do not plan to enter into any significant equity method investments in the upcoming year, thereby upon adoption, there was no material effect.  However, EITF 08-6 could have a material effect on our accounting for future equity method investments.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1 (“FSP 107-1”), “Interim Disclosures about Fair Value of Financial Instruments.”  FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require annual disclosures to be made also during interim reporting periods.  Implementation of FSP 107-1 will result in certain additional disclosures to be included in our interim condensed consolidated financial statements beginning with our Form 10-Q for the quarter ending June 30, 2009.

ITEM 3.             Quantitative and Qualitative Disclosures About Market Risk

We use fixed and floating-rate debt to finance our capital requirements.  These transactions expose us to market risk related to changes in interest rates.  Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions.  These swap agreements expose us to credit risk in the event of non-performance by the counter-parties to the swaps.  We do not engage in the trading of derivative financial instruments in the normal course of business.  At March 31, 2009, we had fixed-rate debt of $2.7 billion and variable-rate debt of $478.3 million, after adjusting for the net effect of $50 million notional amount of interest rate swaps.  In the event interest rates were to increase 100 basis points, annual net income and cash flows would decrease by approximately $2.6 million based upon the variable-rate debt and notes receivable outstanding at March 31, 2009.

ITEM 4.             Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2009.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.          Risk Factors

The price of our common shares is volatile and may decline.

The market price of our common shares may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in share prices and trading volumes that affect the market prices of the shares of many companies.  These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common shares.  Among the factors that could affect the market price of our common shares are:

▪	Actual or anticipated quarterly fluctuations in our operating results and financial condition;
▪
Changes in revenues or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

▪	The ability of our tenants to pay rent to us and meet their other obligations to us under current lease;
▪	Our ability to re-lease space as leases expire;
▪	Our ability to refinance our indebtedness as it matures;
▪	Any changes in our distribution policy;
▪	Any future issuances of equity securities;
▪	Speculation in the press or investment community;
▪	Strategic actions by us or our competitors, such as acquisitions or restructurings;
▪	General market conditions and, in particular, developments related to market conditions for the real estate industry; and
▪	Domestic and international economic factors unrelated to our performance.

The future composition and quarterly cash distribution rate may change.

For each of the four quarters during 2008 and the first quarter of 2009, we paid a cash distribution of $.525 per common share ($2.10 per common share for the year ended December 31, 2008).  Announced in April 2009, our intent is to pay a quarterly cash dividend of $.25 per common share beginning with the second quarter of 2009.

While we currently expect to pay future distributions in cash, we may pay up to 90% of our distributions in common shares, as permitted by a recent IRS revenue procedure that allows us to satisfy the REIT income distribution requirement by distributing up to 90% of our distributions in common shares in lieu of paying distributions entirely in cash.  In the event that we pay a portion of a distribution in common shares, which we reserve the right to do, recipients would be required to pay tax on the entire amount of the distribution, including the portion paid in common shares, in which case the recipients might have to pay the tax using cash from other sources.  Furthermore, with respect to non-U.S. holders (as defined in the accompanying prospectus), we may be required to withhold U.S. tax with respect to all or a portion of such distribution that is payable in common shares.  We may choose to make distributions in common shares.

The timing, amount and composition of any future distributions to our common shareholders will be at the sole discretion of our Board of Trust Managers and will depend upon a variety of factors as to which no assurance can be given.  Our ability to make distributions to our common shareholders depends, in part, upon our operating results, overall financial condition, the performance of our portfolio (including occupancy levels and rental rates), our capital requirements, access to capital, our ability to qualify for taxation as a REIT and general business and market conditions.

There may be future dilution of our common shares.

Giving effect to the issuance of common shares in April 2009, the receipt of the expected net proceeds and the use of those proceeds, we expect that the offering will have a dilutive effect on our expected earnings per share and funds from operations per share for the year ending December 31, 2009.

Additionally, our declaration of trust authorizes our Board of Trust Managers to, among other things, issue additional common or preferred shares or securities convertible or exchangeable into equity securities, without shareholder approval.  We may issue such additional equity or convertible securities to raise additional capital.  The issuance of any additional common or preferred shares or convertible securities could be substantially dilutive to holders of our common shares.  Moreover, to the extent that we issue restricted shares, options, or warrants to purchase our common shares in the future and those options or warrants are exercised or the restricted shares vest, our shareholders may experience further dilution.  Holders of our common shares have no preemptive rights that entitle them to purchase a pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders.

We may issue debt and equity securities or securities convertible into equity securities, any of which may be senior to our common shares as to distributions and in liquidation, which could negatively affect the value of our common shares.

In the future, we may attempt to increase our capital resources by entering into unsecured or secured debt or debt-like financings, or by issuing additional debt or equity securities, which could include issuances of medium-term notes, senior notes, subordinated notes, secured debt, guarantees, preferred shares, hybrid securities, or securities convertible into or exchangeable for equity securities.  In the event of our liquidation, our lenders and holders of our debt and preferred securities would receive distributions of our available assets before distributions to the holders of our common shares.  Because any decision to incur debt and issue securities in future offerings may be influenced by market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future financings.  Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.

Adverse global market and economic conditions may continue to adversely affect us and could cause us to recognize additional impairment charges or otherwise harm our performance.

Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions.  Continued concerns about the systemic impact of the availability and cost of credit, the U.S. mortgage market, inflation, energy costs, geopolitical issues and declining equity and real estate markets have contributed to increased market volatility and diminished expectations for the U.S. economy.  The retail shopping sector has been negatively affected by these recent market and economic conditions.  These conditions may result in our tenants delaying lease commencements, declining to extend or renew leases upon expiration and/or renewing at lower rates.  These conditions also have forced some weaker retailers, in some cases, to declare bankruptcy and/or close stores.  Certain retailers have announced store closings even though they have not filed for bankruptcy protection.  Lease terminations by certain tenants or a failure by certain tenants to occupy their premises in a shopping center could result in lease terminations or significant reductions in rent by other tenants in the same shopping center under the terms of some leases, in which case we may be unable to re-lease the vacated space at attractive rents or at all, and our rental payments from our continuing tenants could significantly decrease.

We are unable to predict whether, or to what extent or for how long, these adverse market and economic conditions will persist.  The continuation and/or intensification of these conditions may impede our ability to generate sufficient operating cash flow to pay expenses, maintain properties, pay dividends and refinance debt.

As a result of the ongoing market volatility and declining market conditions, for the year ended December 31, 2008 we recognized non-cash impairment charges of approximately $52.5 million.

Ongoing adverse market and economic conditions and market volatility will likely continue to make it difficult to value the properties and investments owned by us and our unconsolidated joint ventures.  There may be significant uncertainty in the valuation, or in the stability of the value, of such properties and investments that could result in a substantial decrease in the value thereof.  In addition, we intend to sell certain assets over the next several years.  No assurance can be given that we will be able to recover the current carrying amount of all of our properties and those of our unconsolidated joint ventures and/or our goodwill in the future.  Our failure to do so would require us to recognize additional impairment charges for the period in which we reached that conclusion, which could materially and adversely affect us.

We have no other material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

DATE:        May 8, 2009

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

10.6†	—	The 1993 Incentive Share Plan of WRI (filed as Exhibit 4.1 to WRI’s Registration Statement on Form S-8 (No. 33-52473) and incorporated herein by reference).
10.7†	—	1999 WRI Employee Share Purchase Plan (filed as Exhibit 10.6 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.8†	—	2001 Long Term Incentive Plan (filed as Exhibit 10.7 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.9	—
Master Promissory Note in the amount of $20,000,000 between WRI, as payee, and Chase Bank of Texas, National Association (formerly, Texas Commerce Bank National Association), as maker, effective December 30, 1998 (filed as Exhibit 4.15 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.10†	—
Weingarten Realty Retirement Plan restated effective April 1, 2002 (filed as Exhibit 10.29 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.11†	—
First Amendment to the Weingarten Realty Retirement Plan, dated December 31, 2003 (filed as Exhibit 10.33 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.12†	—	First Amendment to the Weingarten Realty Pension Plan, dated August 1, 2005 (filed as Exhibit 10.27 on WRI’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).
10.13†	—
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

10.22†	—
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

10.27†	—
Fourth Amendment to the Weingarten Realty Investors Deferred Compensation Plan, dated December 23, 2005 (filed as Exhibit 10.31 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.28†	—
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

10.32	—
Amended and Restated Credit Agreement dated February 22, 2006 among Weingarten Realty Investors, the Lenders Party Hereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.32 on WRI’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.33	—
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

10.45†	—	Severance Benefit and Stay Pay Bonus Plan dated September 20, 2007 (filed as Exhibit 10.46 on WRI’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).
10.46†	—	2007 Reduction in Force Severance Pay Plan dated November 6, 2007 (filed as Exhibit 10.47 on WRI’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).
10.47†	—
Fifth Amendment to the Weingarten Realty Retirement Plan, dated August 1, 2008 (filed as Exhibit 10.48 on WRI’s Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

10.48†	—
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
Severance and Change to Control Agreement for Johnny Hendrix dated November 11, 1998 (filed as Exhibit 10.54 on WRI’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.54†	—
Severance and Change to Control Agreement for Steven C. Richter dated November 11, 1998 (filed as Exhibit 10.54 on WRI’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.55†	—
Amendment No. 1 to Severance and Change to Control Agreement for Johnny Hendrix dated December 20, 2008 (filed as Exhibit 10.54 on WRI’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.56†	—
Amendment No. 1 to Severance and Change to Control Agreement for Steven Richter dated December 31, 2008 (filed as Exhibit 10.54 on WRI’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.57*	—
Promissory Note with Reliance Trust Company, Trustee of the Trust under the Weingarten Realty Investors Deferred Compensation Plan, Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan dated March 12, 2009.

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