Form 10-Q
period 2009-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2009-08-07
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐ NO ☒

As of July 31, 2009, there were 119,788,255 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Rentals, net	$143,569	$148,891	$287,987	$296,865
Other	3,371	3,393	7,434	6,103
Total	146,940	152,284	295,421	302,968

Expenses:
Depreciation and amortization	38,408	38,971	77,045	81,269
Operating	27,569	26,209	51,458	52,247
Ad valorem taxes, net	18,808	17,372	37,158	35,044
General and administrative	7,020	7,104	13,020	13,958
Total	91,805	89,656	178,681	182,518

Operating Income	55,135	62,628	116,740	120,450
Interest Expense, net	(39,496)	(40,552)	(79,053)	(78,090)
Interest and Other Income, net	3,645	1,699	4,909	2,748
Gain on Redemption of Convertible Senior Unsecured Notes	8,858		8,858
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	3,884	5,139	7,546	10,386
Gain on Merchant Development Sales	4,006	6,303	18,128	6,822
Benefit (Provision) for Income Taxes	2,257	(1,543)	(2,707)	(2,290)
Income from Continuing Operations	38,289	33,674	74,421	60,026
Operating (Loss) Income from Discontinued Operations	(237)	1,749	208	4,177
Gain on Sale of Property from Discontinued Operations	6,248	41,093	6,987	49,463
Income from Discontinued Operations	6,011	42,842	7,195	53,640
Gain on Sale of Property	4,886	132	11,380	144
Net Income	49,186	76,648	92,996	113,810
Less: Net Income Attributable to Noncontrolling Interests	(1,079)	(2,627)	(2,874)	(4,453)
Net Income Adjusted for Noncontrolling Interests	48,107	74,021	90,122	109,357
Dividends on Preferred Shares	(8,869)	(8,110)	(17,738)	(16,728)
Redemption Costs of Preferred Shares		(990)		(990)
Net Income Available to Common Shareholders	$39,238	$64,921	$72,384	$91,639

Earnings Per Common Share - Basic:
Income from continuing operations attributable to common shareholders	$0.30	$0.27	$0.66	$0.45
Income from discontinued operations	0.05	0.51	0.07	0.64
Net income available to common shareholders	$0.35	$0.78	$0.73	$1.09

Earnings Per Common Share - Diluted:
Income from continuing operations attributable to common shareholders	$0.30	$0.27	$0.65	$0.45
Income from discontinued operations	0.05	0.49	0.07	0.63
Net income available to common shareholders	$0.35	$0.76	$0.72	$1.08

Comprehensive Income:
Net Income	$49,186	$76,648	$92,996	$113,810
Other Comprehensive Income (Loss):
Loss on derivatives				(7,204)
Amortization of loss on derivatives	623	645	1,242	864
Total	623	645	1,242	(6,340)
Comprehensive Income	49,809	77,293	94,238	107,470
Comprehensive Income Attributable to Noncontrolling Interests	(1,079)	(2,627)	(2,874)	(4,453)
Comprehensive Income Adjusted for Noncontrolling Interests	$48,730	$74,666	$91,364	$103,017

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30,	December 31,
	2009	2008
ASSETS
Property	$4,906,527	$4,915,472
Accumulated Depreciation	(853,023)	(812,323)
Property Held for Sale, net	3,469
Property, net	4,056,973	4,103,149
Investment in Real Estate Joint Ventures and Partnerships, net	367,717	357,634
Total	4,424,690	4,460,783
Notes Receivable from Real Estate Joint Ventures and Partnerships	262,896	232,544
Unamortized Debt and Lease Costs, net	113,697	119,464
Accrued Rent and Accounts Receivable (net of allowance for doubtful
accounts of $10,063 in 2009 and $12,412 in 2008)	80,636	103,873
Cash and Cash Equivalents	94,370	58,946
Restricted Deposits and Mortgage Escrows	14,899	33,252
Other, net	92,475	105,350
Total	$5,083,663	$5,114,212

LIABILITIES AND EQUITY
Debt, net	$2,659,147	$3,148,636
Accounts Payable and Accrued Expenses	213,915	179,432
Other, net	92,340	90,461
Total	2,965,402	3,418,529

Commitments and Contingencies		41,000

Equity:
Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share;
shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of
beneficial interest; 100 shares issued and outstanding
in 2009 and 2008; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of
beneficial interest; 29 shares issued and outstanding in 2009
and 2008; liquidation preference $72,500	1	1
6.5% Series F cumulative redeemable preferred shares of
beneficial interest; 140 shares issued and outstanding in 2009
and 2008; liquidation preference $350,000	4	4
Common Shares of Beneficial Interest - par value, $.03 per share;
shares authorized: 150,000; shares issued and outstanding:
119,740 in 2009 and 87,102 in 2008	3,604	2,625
Accumulated Additional Paid-In Capital	1,962,133	1,514,940
Net Income Less Than Accumulated Dividends	(40,684)	(37,245)
Accumulated Other Comprehensive Loss	(28,434)	(29,676)
Shareholders' Equity	1,896,627	1,450,652
Noncontrolling Interests	221,634	204,031
Total Equity	2,118,261	1,654,683
Total	$5,083,663	$5,114,212

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash Flows from Operating Activities:
Net Income	$92,996	$113,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,512	83,520
Amortization of deferred financing costs and debt discounts	7,074	6,516
Impairment loss	731
Equity in earnings of real estate joint ventures and partnerships, net	(7,546)	(10,386)
Gain on merchant development sales	(18,128)	(6,822)
Gain on sale of property	(18,367)	(49,607)
Gain on redemption of convertible senior unsecured notes	(8,858)
Distributions of income from real estate joint ventures
and partnerships	1,802	1,204
Changes in accrued rent and accounts receivable, net	17,630	6,091
Changes in other assets, net	(245)	(17,854)
Changes in accounts payable and accrued expenses	(15,907)	(29,039)
Other, net	5,343	1,522
Net cash provided by operating activities	134,037	98,955

Cash Flows from Investing Activities:
Investment in property	(62,901)	(161,100)
Proceeds from sale and disposition of property, net	105,331	174,986
Change in restricted deposits and mortgage escrows	18,353	5,001
Notes receivable from real estate joint ventures and partnerships and other receivables:
Advances	(32,396)	(77,391)
Collections	4,444	5,963
Real estate joint ventures and partnerships:
Investments	(1,987)	(2,522)
Distributions of capital	7,647	11,529
Net cash provided by (used in) investing activities	38,491	(43,534)

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	137,750	205,030
Common shares of beneficial interest, net	439,097	1,681
Preferred shares of beneficial interest, net		118,146
Repurchase of preferred shares of beneficial interest, net		(117,171)
Principal payments of debt	(618,142)	(179,108)
Common and preferred dividends paid	(92,249)	(107,075)
Debt issuance costs paid	(3,332)	(934)
Other, net	(228)	(1,340)
Net cash used in financing activities	(137,104)	(80,771)

Net increase (decrease) in cash and cash equivalents	35,424	(25,350)
Cash and cash equivalents at January 1	58,946	65,777
Cash and cash equivalents at June 30	$94,370	$40,427

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares of Beneficial Interest	Accumulated Additional Paid-In Capital	Net Income in Excess of Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

Balance, January 1, 2008	$8	$2,565	$(41)	$1,485,496	$31,639	$(15,475)	$96,885	$1,601,077
Net income					109,357		4,453	113,810
Issuance of Series F preferred shares	2			115,851	2,196			118,049
Redemption of Series G preferred shares	(1)			(116,129)	(990)			(117,120)
Shares issued in exchange for noncontrolling interests				322			(322)	-
Shares issued under benefit plans		7		6,091				6,098
Dividends declared – common shares (1)					(88,151)			(88,151)
Dividends declared – preferred shares (2)					(18,924)			(18,924)
Sale of properties with noncontrolling interests							65,359	65,359
Treasury shares cancelled (3)		(41)	41					-
Distributions to noncontrolling interests							(6,195)	(6,195)
Contributions from noncontrolling interests							634	634
Other comprehensive loss						(6,340)		(6,340)
Other, net							(2,325)	(2,325)
Balance, June 30, 2008	$9	$2,531	$-	$1,491,631	$35,127	$(21,815)	$158,489	$1,665,972

(1)	Common dividends per share were $1.05 for the six months ended June 30, 2008.
(2)	Series D, E, F and G preferred dividends per share were $25.31, $86.88, $77.49 and $63.93, respectively, for the six months ended June 30, 2008.
(3)	A total of 1.4 million common shares of beneficial interest were purchased in 2007 and subsequently retired on January 11, 2008.

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Accumulated Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

Balance, January 1, 2009	$8	$2,625	$1,514,940	$(37,245)	$(29,676)	$204,031	$1,654,683
Net income				90,122		2,874	92,996
Shares issued in exchange for noncontrolling interests		5	4,741			(4,746)	-
Issuance of common shares		966	438,089				439,055
Shares issued under benefit plans		8	3,133				3,141
Dividends declared – common shares (1)				(75,823)			(75,823)
Dividends declared – preferred shares (2)				(16,426)			(16,426)
Sale of properties with noncontrolling interests						23,521	23,521
Distributions to noncontrolling interests						(8,421)	(8,421)
Contributions from noncontrolling interests						4,414	4,414
Purchase and cancellation of convertible senior unsecured notes			(71)				(71)
Other comprehensive income					1,242		1,242
Other, net			1,301	(1,312)		(39)	(50)
Balance, June 30, 2009	$8	$3,604	$1,962,133	$(40,684)	$(28,434)	$221,634	$2,118,261

(1)	Common dividends per share were $.775 for the six months ended June 30, 2009.
(2)	Series D, E and F preferred dividends per share were $25.31, $86.88 and $81.25, respectively, for the six months ended June 30, 2009.

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

We operate a portfolio of properties that include neighborhood and community shopping centers and industrial properties of approximately 71.4 million square feet.  We have a diversified tenant base with our largest tenant comprising only 2.5% of total rental revenues during 2009.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  Such statements require management to make estimates and assumptions that affect the reported amounts on our condensed consolidated financial statements.  Actual results could differ from these estimates.

Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves, and restricted cash that is held for a specific use or in a qualified escrow account for the purposes of completing like-kind exchange transactions.  At June 30, 2009 and December 31, 2008, we had $3.1 million and $22.5 million of restricted cash, respectively, and $11.8 million and $10.8 million held in escrow related to our mortgages for each period, respectively.

Per Share Data
Earnings per common share – basic is computed using net income available to common shareholders and the weighted average shares outstanding.  Earnings per common share – diluted include the effect of potentially dilutive securities.  Income from continuing operations attributable to common shareholders includes gain on sale of property in accordance with SEC guidelines.  Earnings per common share – basic and diluted components for the periods indicated are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Numerator:
Net income available to common shareholders – basic	$39,238	$64,921	$72,384	$91,639
Income attributable to operating partnership units	489	1,147		2,299
Net income available to common shareholders – diluted	$39,727	$66,068	$72,384	$93,938

Denominator:
Weighted average shares outstanding – basic	111,840	83,742	99,478	83,710
Effect of dilutive securities:
Share options and awards	486	663	455	577
Operating partnership units	2,102	2,361		2,381
Weighted average shares outstanding – diluted	114,428	86,766	99,933	86,668

Options to purchase common shares of beneficial interest (“common shares”) of 3.2 million and 2.1 million for the three and six months ended June 30, 2009 and 2008, respectively, were not included in the calculation of net income per common share – diluted as the exercise prices were greater than the average market price for the period.  For the six months ended June 30, 2009, 2.1 million of operating partnership units was not included in the calculation of net income per common share – diluted because these units had an anti-dilutive effect.

Cash Flow Information
We issued common shares valued at $4.7 million and $.3 million for the six months ended June 30, 2009 and 2008, respectively, in exchange for interests in real estate joint ventures and partnerships, which had been formed to acquire properties.  We also accrued $29.1 million and $21.7 million as of June 30, 2009 and 2008, respectively, associated with the construction of property.  Cash payments for interest on debt, net of amounts capitalized, of $79.1 million and $77.6 million were made during the six months ended June 30, 2009 and 2008, respectively.  A cash payment of $3.1 million and $4.5 million for income taxes was made during the six months ended June 30, 2009 and 2008.

In connection with the sale of improved properties, we received notes receivable totaling $.2 million and $3.6 million during the six months ended June 30, 2009 and 2008, respectively.  During the six months ended June 30, 2009, we recorded a $10.7 million liability as an increase to our investment in real estate joint ventures and partnerships.  During the six months ended June 30, 2008, we assumed $.6 million and $8.5 million, respectively, of noncontrolling interests and net assets and liabilities in association with property acquisitions and investments in unconsolidated real estate joint ventures.

Accumulated Other Comprehensive Loss
As of June 30, 2009, the balance in accumulated other comprehensive loss relating to derivatives and our retirement liability was $15.6 million and $12.8 million, respectively.  As of December 31, 2008, the balance in accumulated other comprehensive loss relating to derivatives and our retirement liability was $16.9 million and $12.8 million, respectively.

Reclassifications
The reclassification of prior years’ operating results for the three and six months ending June 30, 2008 for certain properties to discontinued operations was made to conform to the current year presentation.  For the six months ended June 30, 2008, we also reclassified in our Condensed Consolidated Statement of Cash Flows amortization of deferred financing costs from changes in other assets, net to amortization of deferred financing costs and debt discount in order to be consistent with current industry standards.  These reclassifications had no impact on previously reported net income, earnings per share, the condensed consolidated balance sheet or cash flows from operating activities.

Retrospective Application of Accounting Principles
The retrospective application of adopting new accounting principles on prior years’ condensed consolidated financial statements was made to conform to the current year presentation.  The impact of these changes is described in Note 2.

Subsequent Events
We have evaluated subsequent events through August 7, 2009, which is the date these condensed consolidated financial statements were issued.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.”  SFAS 141R expands the original guidance’s definition of a business.  It broadens the fair value measurement and recognition to all assets acquired, liabilities assumed and interests transferred as a result of business combinations.  SFAS 141R requires expanded disclosures to improve the ability to evaluate the nature and financial effects of business combinations.  SFAS 141R is effective for us for business combinations made on or after January 1, 2009.  Due to current economic conditions, we do not plan any significant acquisitions in the upcoming year, thereby upon adoption, there was no material effect.  However, SFAS 141R could have a material effect on our accounting for the future acquisition of properties.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.”  SFAS 160 requires that, in most cases, a noncontrolling interest in a consolidated entity be reported as equity and any losses in excess of a consolidated entity’s equity interest be recorded to the noncontrolling interest.  The statement requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS 160 was effective for us on January 1, 2009, and many provisions required retrospective application.  The adoption of SFAS 160 has resulted in an increase to equity in the Condensed Consolidated Balance Sheet as of December 31, 2008 of $204.0 million for the reclassification of minority interest to equity for noncontrolling interest in consolidated entities.  Also, net income in the Condensed Consolidated Statement of Income and Comprehensive Income for the six months ended June 30, 2008 has increased by $4.5 million for the reclassification of income allocated to minority interests; however, net income available to common shareholders, earnings per common share – basic and diluted were not affected by this reclassification.  Additional disclosures due to the implementation of SFAS 160 are included in Note 19.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for us on January 1, 2009.  Implementation of SFAS 161 has resulted in additional disclosures included in Note 4.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 requires that the initial debt proceeds from the sale of our convertible and exchangeable senior debentures be allocated between a liability component and an equity component in a manner that will reflect our effective nonconvertible borrowing rate.  The resulting debt discount will be amortized using the effective interest method over the period the debt is expected to be outstanding as additional interest expense.  FSP APB 14-1 was effective for us on January 1, 2009 and requires retroactive application.  Upon the adoption of FSP APB 14-1, the Condensed Consolidated Balance Sheet as of December 31, 2008 was adjusted to reflect a reduction in debt of approximately $22.9 million for the unamortized debt discount, accumulated additional paid-in capital increased by approximately $39.5 million and net income less than accumulated dividends increased by approximately $17.1 million.  The Condensed Consolidated Statement of Income and Comprehensive Income for the six months ended June 30, 2008 was adjusted for incremental interest expense of $4.1 million, which reduced both earnings per common share – basic and diluted by approximately $0.05.

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

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1 (“FSP 107-1”), “Interim Disclosures about Fair Value of Financial Instruments.”  FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require annual disclosures to be made also during interim reporting periods.  Implementation of FSP 107-1 has resulted in certain additional disclosures included in Note 16.

In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), “Subsequent Events,” which establishes general standards of accounting and disclosure for events that occur subsequent to the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 requires us to disclose the date through which we have evaluated our subsequent events and the basis for that date.  Implementation of SFAS 165 has resulted in an additional disclosure included in Note 1.

In June 2009, the FASB issued SFAS No. 167 (“SFAS 167”), “Amendments to FASB Interpretation No. 46(R).”  SFAS 167 was intended to improve an organization’s variable interest entity reporting.  SFAS 167 will require an analysis to determine whether an entity has a controlling financial interest in a variable interest entity.  The analysis will be used to identify the primary beneficiary of a variable interest entity.  The holder of the variable interest will be defined as the primary beneficiary if it has both the power to influence the entity’s significant economic activities and the obligation to absorb significant losses or receive significant benefits.  This statement is effective for us on January 1, 2010.  We are currently evaluating the impact that the adoption of SFAS 167 will have on our consolidated financial statements.

Note 3.              Variable Interest Entities

Management determines whether an entity is a variable interest entity (“VIE”) and, if so, determines which party is the primary beneficiary by analyzing which party absorbs a majority of the expected losses or a majority of the expected residual returns of the VIE, or both.  Significant judgments and assumptions inherent in this analysis include the design of the entity structure, the nature of the entity’s operations, future cash flow projections, the entity’s financing and capital structure, and contractual relationships and terms.  We consolidate a VIE when we have determined that we are the primary beneficiary.  Assets held by VIEs which are currently consolidated approximate $294.5 million and $241.9 million at June 30, 2009 and December 31, 2008, respectively.  Entities for which we are the primary beneficiary and we consolidate are described below.

In March 2008, we contributed 18 neighborhood/community shopping centers located in Texas with an aggregate fair value of approximately $227.5 million, and aggregating more than 2.1 million square feet, to a joint venture.  The activities of this venture principally consist of owning and operating these shopping centers.  We sold an 85% interest in this joint venture to AEW Capital Management on behalf of one of its institutional clients and received proceeds of approximately $216.1 million.  Financing totaling $154.3 million was placed on the properties and guaranteed solely by us for tax planning purposes.  This venture is deemed to be a VIE and, due to our guaranty of the debt, we are the primary beneficiary and have consolidated this joint venture.  Our maximum exposure to loss associated with this joint venture is primarily limited to our guaranty of the debt, which was approximately $154.3 million at June 30, 2009.

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

During the first quarter of 2009, we contributed the final four properties to the joint venture with Hines REIT Retail Holdings, LLC with an aggregate fair value of approximately $66.8 million, and aggregating approximately 0.4 million square feet.  These four shopping centers are located one each in Florida and North Carolina and two in Georgia, and we received net proceeds of approximately $20.6 million. These contributions included loan assumptions on each of the properties, which transferred secured debt totaling approximately $34.6 million to the joint venture and guaranteed solely by us.  This venture is deemed to be a VIE and, due to our guaranty of the debt, we are the primary beneficiary and have consolidated this joint venture.  Our maximum exposure to loss associated with this joint venture is primarily limited to our guaranty of the debt, which was approximately $114.0 million at June 30, 2009.

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

In addition, we have an unconsolidated joint venture with an interest in an entity which is deemed to be a VIE as described.  In July 2008, a 47.75%-owned unconsolidated real estate joint venture acquired an 83.34% interest in a joint venture owning a 919,000 square foot new development to be constructed in Aurora, Colorado.  The unconsolidated joint venture guaranteed the debt obtained by the acquired joint venture.  The unconsolidated joint venture’s maximum exposure to loss is limited to the guaranty of the debt, which was approximately $39.8 million at June 30, 2009.

Note 4.              Derivatives and Hedging

In order to manage our interest rate risk, we occasionally hedge the future cash flows of our debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions.  We recognize all derivatives as either assets or liabilities at fair value and have designated our current interest rate swaps as fair value hedges of fixed rate borrowings.  At June 30, 2009 and December 31, 2008, we had two interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $50.0 million that convert fixed interest payments at rates of 4.2% to variable interest payments of .6% and 2.0% at June 30, 2009 and December 31, 2008, respectively.  We have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates.

Changes in the fair value of interest rate swap contracts designated as fair value hedges, as well as changes in the fair value of the related debt being hedged, are recorded in earnings each reporting period.  For the three and six months ended June 30, 2009 and 2008, these changes in fair value offset.

A summary of the offsetting loss or gain on the interest rate swaps is as follows (in thousands):

Income Statement Classification	Gain (Loss) on Swaps	Gain (Loss) on Borrowings

Three Months Ended June 30, 2009:
Interest expense, net	$(1,280)	$1,280

Six Months Ended June 30, 2009:
Interest expense, net	$(1,820)	$1,820

The derivative instruments at June 30, 2009 and December 31, 2008 were reported at their fair values in other assets, net of accrued interest, of $2.6 million and $4.6 million, respectively.  We had no derivative instruments reported in other liabilities at June 30, 2009 and December 31, 2008, respectively.

As of June 30, 2009 and December 31, 2008, the balance in accumulated other comprehensive loss relating to settled cash flow interest rate contracts was $15.6 million and $16.9 million, respectively.  Amounts amortized to interest expense, net were $.6 million each during the three months ended June 30, 2009 and 2008, and $1.2 million and $.9 million during the six months ended June 30, 2009 and 2008, respectively.  Within the next 12 months, approximately $2.5 million of the balance in accumulated other comprehensive loss is expected to be amortized to interest expense.

For the three and six months ended June 30, 2009, the interest rate swaps decreased interest expense, net and increased net income by $.5 million and $.8 million, respectively.  The decrease in our average interest rate of our debt was .07% and .05% for the three and six months ended June 30, 2009, respectively.  For the three and six months ended June 30, 2008, the interest rate swaps decreased interest expense, net and increased net income by $.2 million and $.4 million, respectively, and decreased the average interest rate of our debt by .02% for both periods.  We could be exposed to losses in the event of nonperformance by the counter-parties; however, management believes the likelihood of such nonperformance is unlikely.

A summary of our derivatives is as follows (in thousands):

Derivatives Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative

Three Months Ended June 30, 2009:
Cash Flow Interest Rate Contracts	Interest expense, net	$(623)
Fair Value Interest Rate Contracts			Interest expense, net	$(1,280)

Six Months Ended June 30, 2009:
Cash Flow Interest Rate Contracts	Interest expense, net	$(1,242)
Fair Value Interest Rate Contracts			Interest expense, net	$(1,820)

Note 5.              Debt

Our debt consists of the following (in thousands):

	June 30,	December 31,
	2009	2008

Debt payable to 2030 at 4.5% to 8.8%	$2,626,222	$2,732,574
Unsecured notes payable under revolving credit agreements		383,000
Obligations under capital leases	29,725	29,725
Industrial revenue bonds payable to 2015 at 0.5% to 2.4%	3,200	3,337

Total	$2,659,147	$3,148,636

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	June 30,	December 31,
	2009	2008

As to interest rate (including the effects of interest rate swaps):
Fixed-rate debt	$2,590,726	$2,699,609
Variable-rate debt	68,421	449,027

Total	$2,659,147	$3,148,636

As to collateralization:
Unsecured debt	$1,541,316	$2,116,491
Secured debt	1,117,831	1,032,145

Total	$2,659,147	$3,148,636

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

At June 30, 2009, no amounts were outstanding under the revolving credit facility.  At December 31, 2008, the balance outstanding under the revolving credit facility was $383.0 million at a variable interest rate of 1.6%.  We also have an agreement for a $30 million unsecured and uncommitted overnight facility with a bank that we use for cash management purposes, of which no amounts were outstanding at June 30, 2009 or December 31, 2008.  Letters of credit totaling $10.0 million and $10.1 million were outstanding under the revolving credit facility at June 30, 2009 and December 31, 2008, respectively.  The available balance under our revolving credit agreement was $565.0 million and $181.9 million at June 30, 2009 and December 31, 2008, respectively.  During the six months ended June 30, 2009, the maximum balance and weighted average balance outstanding under both facilities combined were $423.0 million and $226.0 million, respectively, at a weighted average interest rate of 1.0%.  During 2008, the maximum balance and weighted average balance outstanding under both facilities combined were $503.0 million and $362.0 million, respectively, at a weighted average interest rate of 3.4%.  At June 30, 2009, we had $52.3 million invested in overnight cash instruments.

In May 2009, we entered into a $103 million secured loan from a major life insurance company.  The loan is for approximately 8.5 years at a fixed interest rate of 7.49% and is collateralized by four properties.  The net proceeds received were invested in short-term investments and subsequently used to settle the June tender offer.

At June 30, 2009 and December 31, 2008, we have $454.9 million and $537.2 million face value of 3.95% convertible senior unsecured notes outstanding due 2026, respectively.  These bonds are recorded at a discount of $15.9 million and $22.9 million as of June 30, 2009 and December 31, 2008, respectively, resulting in an effective rate of 5.75%.  Interest is payable semi-annually in arrears on February 1 and August 1 of each year.  The debentures are convertible under certain circumstances for our common shares at an initial conversion rate of 20.3770 common shares per $1,000 of principal amount of debentures (an initial conversion price of $49.075).  In addition, the conversion rate may be adjusted if certain change in control transactions or other specified events occur on or prior to August 4, 2011.  Upon the conversion of debentures, we will deliver cash for the principal return, as defined, and cash or common shares, at our option, for the excess of the conversion value, as defined, over the principal return.  The debentures are redeemable for cash at our option beginning in 2011 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require us to repurchase their debentures for cash equal to the principal of the debentures plus accrued and unpaid interest in 2011, 2016 and 2021 and in the event of a change in control.  As of June 30, 2009, we repurchased and retired an additional $82.3 million face value of these notes for $70.4 million, including accrued interest.  We realized an $8.9 million gain on the extinguishment of this debt.

In June 2009, we made a cash tender offer for up to $427.9 million face value on a series of unsecured notes and our convertible senior unsecured notes.  We completed the first tier of the offering in June for a total face value of $102.9 million, of which $20.6 million of unsecured fixed rate medium term notes with a weighted average interest rate of 7.54% and a weighted average maturity of 1.6 years and $82.3 million of 7% senior unsecured notes due 2011 were purchased at par by us.

Subsequent to quarter end, we completed the tender offer for an additional $319.7 million face value of our 3.95% convertible senior unsecured notes due 2026, purchased for approximately for $311.1 million, including interest and expenses.  This transaction will result in a gain of approximately $16.6 million, and the face value of our 3.95% convertible senior unsecured notes of $135.2 million remain outstanding.  We also entered into a $70.8 million secured loan from a major life insurance company.  The loan is for seven years at a fixed interest rate of 7.4% and is collateralized by five properties.  The net proceeds received were used to reduce amounts outstanding under our $575 million revolving credit facility.

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

In January 2008, we elected to repay at par a fixed-rate 8.33% mortgage totaling $121.8 million that was collateralized by 19 supermarket-anchored shopping centers in California.

Various leases and properties, and current and future rentals from those lease and properties, collateralize certain debt.  At June 30, 2009 and December 31, 2008, the carrying value of such property aggregated $1.8 billion for both periods.

Scheduled principal payments on our debt (excluding $21.0 million of certain capital leases, $2.6 million fair value of interest rate swaps, ($15.9) million discount on convertible bonds, and $19.5 million of non-cash debt-related items) are due during the following years (in thousands):

2009 remaining	$61,376
2010	114,119
2011	217,893
2012	336,686
2013	415,578
2014	385,337
2015	252,169
2016	149,338
2017	118,042
2018	54,007
Thereafter	527,358
Total	$2,631,903

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels.  We believe we were in compliance with all restrictive covenants as of June 30, 2009.

Note 6.              Preferred Shares

In June and July of 2008, we redeemed $120 million and $80 million of depositary shares, respectively, retiring all of the Series G Cumulative Redeemable Preferred Shares.  Each depositary share represented one-hundredth of a Series G Cumulative Redeemable Preferred Share.  These depositary shares were redeemed, at our option, at a redemption price of $25 multiplied by a graded rate per depositary share based on the date of redemption plus any accrued and unpaid dividends thereon.  Upon the June 2008 redemption of shares, the related original issuance costs of $1.0 million were reported as a deduction in arriving at net income available to common shareholders.  The Series G Preferred Shares paid a variable-rate quarterly dividend through July 2008 calculated on the period’s three-month LIBOR rate plus a percentage determined by the number of days outstanding.  At June 30, 2008, the variable-rate dividend was 3.8%.

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

Subsequent to June 30, 2009, the Series E preferred shares became redeemable at our option.  At this time we do not anticipate redeeming either the Series E or Series D preferred shares.

Note 7.              Common Shares of Beneficial Interest

In July 2007, our Board of Trust Managers authorized a common share repurchase program as part of our ongoing investment strategy.  Under the terms of the program, we could purchase up to a maximum value of $300 million of our common shares during the following two years.  As of June 30, 2009, the remaining value of common shares available to be repurchased under the common share repurchase plan was $196.7 million, and no repurchases were made during the period.  This program expired in July 2009, and no additional shares were repurchased.

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

In April 2009, we issued 32.2 million common shares at $14.25 per share.  Net proceeds from this offering were $439.1 million and were used to repay indebtedness outstanding under our revolving credit facilities and for other general corporate purposes.

In April 2009, our Board of Trust Managers authorized a reduction of our quarterly dividend rate per share of $.525 to $.25 commencing with the second quarter 2009 distribution.

Note 8.              Property

Our property consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008

Land	$947,894	$964,982
Land held for development	119,167	118,078
Land under development	93,798	101,587
Buildings and improvements	3,537,068	3,488,385
Construction in-progress	208,600	242,440

Total	$4,906,527	$4,915,472

The following carrying charges were capitalized (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest	$2,822	$4,962	$6,019	$10,140
Ad valorem taxes	515	831	988	1,405

Total	$3,337	$5,793	$7,007	$11,545

During the six months ended June 30, 2009, we invested $29.1 million in new development projects, and we sold four shopping centers and four buildings at three operating properties.  Sales proceeds from these dispositions totaled $62.7 million and generated gains of $18.4 million.  Impairment charges of $.7 million were recorded and reported in discontinued operations during the six months ended June 30, 2009 and none in 2008.

Subsequent to June 30, 2009, we sold an industrial property located in Texas with sales proceeds of approximately $3.6 million.  This property is classified as held for sale as of June 30, 2009.

Note 9.              Discontinued Operations

During the first six months of 2009, we sold four shopping centers, three of which were located in Texas and one in North Carolina.  We classified a property in Texas as held for sale as of June 30, 2009 with a net book value of $3.5 million.  During 2008, one industrial center located in Texas and nine shopping centers, five of which were located in Texas, one in California and three in Louisiana, were sold.  The operating results of these properties, as well as any gains on the respective disposition, have been reclassified and reported as discontinued operations in the Condensed Consolidated Statements of Income and Comprehensive Income.  Revenues recorded in operating income from discontinued operations for the three months ended June 30, 2009 and 2008, totaled $1.0 million and $4.2 million, respectively, and $2.3 million and $9.3 million for the six months ended June 30, 2009 and 2008, respectively.  Included in the Condensed Consolidated Balance Sheet at December 31, 2008 were $33.5 million of property and $13.3 million of accumulated depreciation related to the properties sold during the six months ended June 30, 2009.

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

Note 10.            Notes Receivable from Real Estate Joint Ventures and Partnerships

We have ownership interests in a number of real estate joint ventures and partnerships.  Notes receivable from these entities bear interest ranging from 2.1% to 8.0% at June 30, 2009 and 2.8% to 10.0% at December 31, 2008.  These notes are due at various dates through 2012 and are generally secured by real estate assets.  We believe these notes are fully collectible and no allowance has been recorded.  Interest income recognized on these notes was $1.2 million and $.8 million for the three months ended June 30, 2009 and 2008, respectively, and $2.0 million and $1.7 million for the six months ended June 30, 2009 and 2008, respectively.

Note 11.            Related Parties

Through our management activities and transactions with our real estate joint venture and partnerships, we had accounts receivable of $1.9 million and $2.0 million outstanding as of June 30, 2009 and December 31, 2008, respectively.  We also had accounts payable and accrued expenses of $9.7 million and $10.2 million outstanding as of June 30, 2009 and December 31, 2008, respectively.  For the three months ended June 30, 2009 and 2008, we recorded joint venture fee income of $1.3 million and $1.6 million, respectively.  For the six months ended June 30, 2009 and 2008, we recorded joint venture fee income of $2.9 million and $3.0 million, respectively.

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

	June 30,	December 31,
	2009	2008

Combined Condensed Balance Sheets

Property	$1,964,852	$1,951,771
Accumulated depreciation	(148,278)	(129,227)
Property, net	1,816,574	1,822,544

Other assets, net	238,216	256,688

Total	$2,054,790	$2,079,232

Debt, net (primarily mortgage payables)	$439,462	$472,486
Amounts payable to Weingarten Realty Investors	278,189	248,969
Other liabilities, net	146,955	149,265
Total	864,606	870,720

Accumulated equity	1,190,184	1,208,512

Total	$2,054,790	$2,079,232

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Combined Statements of Income

Revenues, net	$43,122	$39,650	$86,024	$78,323

Expenses:
Depreciation and amortization	13,422	10,613	26,498	19,231
Interest, net	7,580	5,396	14,599	9,317
Operating	8,006	6,665	15,105	12,928
Ad valorem taxes, net	5,268	4,566	10,831	9,354
General and administrative	1,269	712	2,563	977

Total	35,545	27,952	69,596	51,807

(Loss) gain on merchant development sales		(5)		490
Gain on sale of property			11	38

Net income	$7,577	$11,693	$16,439	$27,044

Our investment in real estate joint ventures and partnerships, as reported on our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differentials, which arose upon the transfer of assets to the joint ventures.  The basis differentials, which totaled $12.2 million and $12.1 million at June 30, 2009 and December 31, 2008, respectively, are generally amortized over the useful lives of the related assets.

Fees earned by us for the management of these real estate joint ventures and partnerships totaled, in millions, $1.3 and $1.6 for the three months ended June 30, 2009 and 2008, respectively, and $2.9 and $3.0 for the six months ended June 30, 2009 and 2008, respectively.

In April 2009, we sold an unconsolidated joint venture interest in a property located in Colorado with sales proceeds of approximately $15.0 million, which were reduced by the release of a debt obligation of $11.7 million.

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

In August 2008, we executed a real estate limited partnership with a foreign institutional investor to purchase up to $250 million of retail properties in various states.  Our ownership in this unconsolidated real estate limited partnership is 20.1%.  As of June 30, 2009, no properties have been purchased.

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

Our taxable REIT subsidiary is subject to federal, state and local income taxes.  We have recorded a federal income tax provision of $1.7 million and $.8 million for the six months ended June 30, 2009 and 2008, respectively.  We have recorded a federal income tax benefit of $2.8 million during the three months ended June 30, 2009, and a federal income tax provision of $.6 million was recognized during the three months ended June 30, 2008.  Also, a current tax obligation of $.4 million and $.6 million has been recorded at June 30, 2009 and December 31, 2008, respectively, in association with this tax.

Our deferred tax assets and liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008

Deferred Tax Assets:
Impairment loss	$9,936	$9,936
Allowance on other assets	1,436	1,363
Interest expense	217	861
Other	97	174

Total	$11,686	$12,334

Deferred Tax Liabilities:
Straight-line rentals	$439	$152
Book-tax basis differential	333

Total	$772	$152

GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return.  A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  We believe it is more likely than not that our tax positions will be sustained in any tax examinations.

In addition, we are subject to the State of Texas business tax (“Texas Franchise Tax”), which is determined by applying a tax rate to a base that considers both revenues and expenses.  Therefore, the Texas Franchise Tax is considered an income tax and is accounted accordingly.

For each of the three months ended June 30, 2009 and 2008, we recorded a provision for the Texas Franchise Tax of $.5 million and $.9 million, respectively.  For the six months ended June 30, 2009 and 2008, we have recorded a provision for the Revised Texas Franchise Tax of $1.0 million and $1.5 million, respectively.  The deferred tax assets associated with this tax each totaled $.1 million as of June 30, 2009 and December 31, 2008 and the deferred tax liability associated with this tax each totaled $.2 million as of June 30, 2009 and December 31, 2008.  Also, a current tax obligation of $1.0 million and $2.4 million has been recorded at June 30, 2009 and December 31, 2008, respectively, in association with this tax.

Note 14.            Commitments and Contingencies

We participate in six real estate ventures structured as DownREIT partnerships that have properties in Arkansas, California, Georgia, North Carolina, Texas and Utah.  As a general partner, we have operating and financial control over these ventures and consolidate their operations in our consolidated financial statements.  These ventures allow the outside limited partners to put their interest to the partnership for our common shares or an equivalent amount in cash.  We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion.  We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us.  We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion.  During the first six months ended June 30, 2009 and 2008, we issued common shares valued at $4.7 million and $.3 million, respectively, in exchange for certain of these limited partnership interests or operating partnership units.  The aggregate redemption value of the operating partnership units was approximately $30 million and $46 million as of June 30, 2009 and December 31, 2008, respectively.

In January 2007, we acquired two retail properties in Arizona.  This purchase transaction includes an earnout provision of approximately $29 million that is contingent upon the subsequent development of space by the property seller.  This contingency agreement expires in 2010.  We have an estimated obligation of $6.8 million and $3.9 million recorded as of June 30, 2009 and December 31, 2008, respectively.  Since inception of this obligation, $10.3 million has been paid.  Amounts paid or accrued under such earnouts are treated as additional purchase price and capitalized to the related property.

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

Related to our investment in a redevelopment project in Sheridan, Colorado that is held in an unconsolidated real estate joint venture, we, our joint venture partner and the joint venture have each provided a guaranty for the payment of any debt service shortfalls on bonds issued in connection with the project.  The Sheridan Redevelopment Agency (“Agency”) issued $97 million of Series A bonds used for an urban renewal project.  The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales, and, to the extent necessary, any amounts we may have to provide under a guaranty.  The incremental taxes and PIF are to remain intact until the earlier of the bond liability has been paid in full or 2030 (unless such date is otherwise extended by the Agency.)  At inception on February 27, 2007, we evaluated and determined that the fair value of the guaranty is nominal to us as the guarantor.  However, a liability was recorded by the joint venture equal to amounts funded under the bonds.

In connection with the above project, we and our joint venture partner were also signatories to a completion guaranty that required, among other things, certain infrastructure to be substantially completed and occupants of 75% of the retail space to be open for regular business as of December 31, 2008.  Under specified circumstances, the completion guaranty allowed for extension of the completion date until June 30, 2009.  At inception on February 27, 2007, we evaluated the guaranty and determined that its then fair value was nominal.  By a letter dated December 1, 2008, the guarantors requested extension of the completion date pursuant to the terms of the guaranty.  On December 16, 2008, one of the parties benefited by the guaranty filed a lawsuit against us alleging that we were not entitled to the extension and is seeking $97 million in liquidated damages together with other relief.  In July 2009, we settled the lawsuit.  Among the obligations performed or to be performed by us under the terms of the settlement are to cause the joint venture to purchase a portion of the bonds in the amount of $51.3 million at par plus accrued and unpaid interest to the date of such purchase, and to the extent that the outstanding letter of credit supporting additional bonds totaling $45.7 million with a current term of 20 months is not replaced by an alternate letter of credit issued by another qualified provider on or before July 21, 2010, we will be obligated to provide up to 103% of the outstanding stated amount of the letter of credit as additional collateral in the form of either cash or a back-to-back letter of credit.

At June 30, 2009, we recorded a liability of $52.0 million in accounts payable and accrued expenses, which includes the contingent liability of $41 million recorded at December 31, 2008.  Because the payable will be funded through the joint venture and the joint venture will purchase the bonds, it has been recorded as an increase in our investment in real estate joint ventures and partnerships.  The increased basis in our investment did not result in an impairment to our investment. On July 22, 2009, as part of the settlement agreement, among other things, the lawsuit was dismissed with prejudice; we contributed $52.0 million including accrued interest and fees to the joint venture, which then purchased the bonds; and the completion guaranty was terminated.

Also in connection with the Sheridan, Colorado joint venture and the issuance of the related Series A bonds, we, our joint venture partner and the joint venture have also provided a performance guaranty on behalf of the Sheridan Redevelopment Agency for the satisfaction of all obligations arising from two interest rate swap agreements for the combined notional amount of $97 million that matures in December 2029.  We evaluated and determined that the fair value of the guaranty at inception and December 31, 2008 was nominal.

We have evaluated the remaining outstanding guaranties and have determined that the fair value of these guaranties is nominal.

We are also involved in various matters of litigation arising in the normal course of business.  While we are unable to predict with certainty the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, any additional liability, if any, will not have a material effect on our consolidated financial statements.

Note 15.            Identified Intangible Assets and Liabilities

Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	June 30,	December 31,
	2009	2008

Identified Intangible Assets:
Above-Market Leases (included in Other Assets, net)	$17,782	$17,921
Above-Market Leases – Accumulated Amortization	(10,764)	(9,771)
Below-Market Assumed Mortgages (included in Debt, net)	2,072	2,072
Below-Market Assumed Mortgages – Accumulated Amortization	(665)	(525)
Valuation of In Place Leases (included in Unamortized Debt and Lease Costs, net)	61,458	64,027
Valuation of In Place Leases – Accumulated Amortization	(31,456)	(29,104)

	$38,427	$44,620

Identified Intangible Liabilities:
Below-Market Leases (included in Other Liabilities, net)	$38,507	$38,712
Below-Market Leases – Accumulated Amortization	(20,595)	(18,265)
Above-Market Assumed Mortgages (included in Debt, net)	53,895	53,895
Above-Market Assumed Mortgages – Accumulated Amortization	(30,653)	(28,284)

	$41,154	$46,058

These identified intangible assets and liabilities are amortized over the applicable lease terms or the remaining lives of the assumed mortgages, as applicable.

The net amortization of above-market and below-market leases increased rental revenues by $.6 million and $.8 million for the three months ended June 30, 2009 and 2008, respectively, and by $1.4 million and $1.7 million for the six months ended June 30, 2009 and 2008, respectively.  The estimated net amortization of these intangible assets and liabilities will increase net rental revenues for each of the next five years as follows (in thousands):

2009 remaining	$1,349
2010	1,858
2011	1,361
2012	1,113
2013	966

The amortization of the in place lease intangible recorded in depreciation and amortization, was $2.5 million and $2.1 million for the three months ended June 30, 2009 and 2008, respectively, and $4.9 million and $4.5 million for the six months ended June 30, 2009 and 2008, respectively.  The estimated amortization of this intangible asset will increase depreciation and amortization for each of the next five years as follows (in thousands):

2009 remaining	$3,229
2010	5,698
2011	4,443
2012	3,567
2013	2,750

The amortization of above-market and below-market assumed mortgages decreased net interest expense by $1.1 million and $1.7 million for the three months ended June 30, 2009 and 2008, respectively, and by $2.2 million and $3.3 million for the six months ended June 30, 2009 and 2008, respectively.  The estimated amortization of these intangible assets and liabilities will decrease net interest expense for each of the next five years as follows (in thousands):

2009 remaining	$2,108
2010	3,713
2011	2,416
2012	1,242
2013	798

Note 16.            Fair Value Measurements

Fair value is a market-based measurement, not an entity-specific measurement.  Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

The fair value of our financial instruments was determined using available market information and appropriate valuation methodologies as of June 30, 2009 and December 31, 2008.  Unless otherwise described below, all other financial instruments are carried at amounts which approximate their fair values.

Recurring Fair Value Measurements:
Debt
The fair values of our financial instruments approximate their carrying value in our financial statements except for debt.  We estimated the fair value of our debt based on quoted market prices for publicly-traded debt and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  Fixed-rate debt with carrying values of $2.6 billion and $2.7 billion at June 30, 2009 and December 31, 2008, respectively, have fair values of approximately $2.4 billion and $2.3 billion, respectively.  The increase in fair value from December 2008 results primarily from favorable changes in the market pricing on our 3.95% senior unsecured notes.  Variable-rate debt with carrying values of $68.4 million and $449.0 million as of June 30, 2009 and December 31, 2008, respectively, has fair values of approximately $69.7 million and $432.1 million, respectively.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counter-parties.  However, as of June 30, 2009 and December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2009

Assets:
Derivative instruments		$2,620		$2,620
Investments held in grantor trusts	$11,766			11,766
Total	$11,766	$2,620	-	$14,386

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2008

Assets:
Derivative instruments		$4,625		$4,625
Investments held in grantor trusts	$25,595			25,595
Total	$25,595	$4,625	-	$30,220

Nonrecurring Fair Value Measurements:
Property Impairments
Property is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property, including any identifiable intangible assets, site costs and capitalized interest, may not be recoverable.  In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property.  Fair values are also determined by obtaining third-party broker valuation estimates, appraisals or bona fide purchase offers.

The property that was classified as held for sale at June 30, 2009 was impaired.  Fair value was determined based upon a purchase offer received from a third party.

Assets measured at fair value on a nonrecurring basis as of June 30, 2009, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2009	Total Gains (Losses)

Property Held for Sale	-	$3,600	-	$3,600	$(327)

In accordance with our policy of evaluating and recording impairments on the disposal of long-lived assets, property held for sale with a carrying amount of $3.8 million was written down to its fair value of $3.6 million, less costs to sell of $.1 million, resulting in a loss of $.3 million, which was included in earnings for the period and reported in discontinued operations.

Note 17.            Share Options and Awards

We have an Employee Share Option Plan that grants options to purchase 100 common shares to every employee, excluding officers, upon completion of each five-year interval of service.  This plan expires in 2012 and provides options for a maximum of .2 million common shares, of which .2 million is available for future grant of options or awards at June 30, 2009.  Options granted under this plan are exercisable immediately.

We also had an Incentive Share Option Plan that provided for the issuance of up to 3.9 million common shares, either in the form of restricted shares or share options.  This plan expired in 2002, but some awards made pursuant to it remain outstanding as of June 30, 2009.  The share options granted to non-officers vest over a three-year period beginning after the grant date, and for officers vest over a seven-year period beginning two years after the grant date.

We have a Long-term Incentive Plan for the issuance of options and share awards.  In 2006, the maximum number of common shares issuable under this plan was increased to 4.8 million common shares, of which .4 million is available for the future grant of options or awards at June 30, 2009.  This plan expires in 2011.  The share options granted to non-officers vest over a three-year period beginning after the grant date, and share options and restricted shares for officers vest over a five-year period after the grant date.  Restricted shares granted to trust managers and options or awards granted to retirement eligible employees are expensed immediately.

The grant price for the Employee Share Option Plan is equal to the closing price of our common shares on the date of grant.  The grant price of the Long-term Incentive Plan is calculated as an average of the high and low of the quoted fair value of our common shares on the date of grant.  In both plans, these options expire upon the earlier of termination of employment or 10 years from the date of grant.  In the Long-term Incentive Plan, restricted shares for officers and trust managers are granted at no purchase price.  Our policy is to recognize compensation expense for equity awards ratably over the vesting period, except for retirement eligible amounts.  For the three months ended June 30, 2009 and 2008, compensation expense, net of forfeitures, associated with share options and restricted shares totaled $1.0 million and $1.7 million, of which $.3 million and $.4 million was capitalized, respectively.  For the six months ended June 30, 2009 and 2008, compensation expense, net of forfeitures, associated with share options and restricted shares totaled $1.7 million and $2.7 million, of which $.5 million and $.7 million was capitalized, respectively.

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

	Six Months Ended
	June 30,
	2009	2008

Fair value per share	$1.99	$3.07
Dividend yield	5.2%	5.1%
Expected volatility	31.3%	18.8%
Expected life (in years)	6.2	6.2
Risk-free interest rate	1.7%	2.8%

Following is a summary of the share option activity for the six months ended June 30, 2009:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Outstanding, January 1, 2009	3,317,655	$32.96
Granted	1,182,252	11.85
Forfeited or expired	(12,930)	31.29
Outstanding, June 30, 2009	4,486,977	$27.41

No options were exercised during the first six months of 2009.  The total intrinsic value of options exercised for the three months and six months ended June 30, 2008 was $.9 million and $1.3 million, respectively.  As of June 30, 2009 and December 31, 2008, there was approximately $4.1 million and $3.4 million, respectively, of total unrecognized compensation cost related to unvested share options, which is expected to be amortized over a weighted average of 2.5 years and 1.7 years, respectively.

The following table summarizes information about share options outstanding and exercisable at June 30, 2009:

	Outstanding				Exercisable
		Weighted					Weighted
		Average	Weighted	Aggregate		Weighted	Average	Aggregate
		Remaining	Average	Intrinsic		Average	Remaining	Intrinsic
Range of		Contractual	Exercise	Value		Exercise	Contractual	Value
Exercise Prices	Number	Life	Price	(000’s)	Number	Price	Life	(000’s)

$11.85 - $17.78	1,180,013	9.7 years	$11.85

$17.79 - $26.69	882,917	2.5 years	$22.11		822,163	$21.93	2.5 years

$26.70 - $40.05	1,937,934	6.8 years	$34.26		1,131,432	$34.68	5.8 years

$40.06 - $49.62	486,113	7.4 years	$47.46		212,758	$47.47	7.4 years

Total	4,486,977	6.8 years	$27.41	$-	2,166,353	$31.10	4.7 years	$-

A summary of the status of unvested restricted share awards for the six months ended June 30, 2009 is as follows:

	Unvested
	Restricted	Weighted
	Share	Average Grant
	Awards	Date Fair Value

Outstanding, January 1, 2009	167,402	$36.54
Granted	288,979	12.20
Vested	(56,212)	20.94
Forfeited	(1,895)	26.78
Outstanding, June 30, 2009	398,274	$21.13

As of June 30, 2009 and December 31, 2008, there was approximately $5.6 million and $4.1 million, respectively, of total unrecognized compensation cost related to unvested restricted share awards, which is expected to be amortized over a weighted average of 2.8 years and 2.3 years, respectively.

Note 18.            Employee Benefit Plans

We sponsor a noncontributory qualified retirement plan and a separate and independent nonqualified supplemental retirement plan for certain employees.  The components of net periodic benefit costs for both plans are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Service cost	$935	$638	$1,755	$1,538
Interest cost	796	730	1,423	1,695
Expected return on plan assets	(331)	(469)	(529)	(951)
Prior service cost	(33)	(30)	(53)	(61)
Recognized (gain) loss	286	(33)	457	(62)

Total	$1,653	$836	$3,053	$2,159

For the six months ended June 30, 2009 and 2008, we contributed $4.9 million and $2.0 million, respectively, to the qualified retirement plan.  Currently, we do not anticipate making any additional contributions to this plan during 2009.

We have a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the Internal Revenue Service.  We match employee contributions at the rate of $.50 per $1.00 for the first 6% of the employee's salary.  The employees vest in the employer contributions ratably over a five year period.  Compensation expense related to the plan was $.2 million for both the three months ended June 30, 2009 and 2008 and $.5 million for both the six months ended June 30, 2009 and 2008.

We have an Employee Share Purchase Plan under which 562,500 of our common shares have been authorized for issuance.  These shares, as well as common shares purchased by us on the open market, are made available for sale to employees at a discount of 15% from the quoted market price as defined by the plan.  Shares purchased by the employee under the plan are restricted from being sold for two years from the earlier of the date of purchase or until termination of employment.  During the six months ended June 30, 2009 and 2008, a total of 45,252 and 20,961 common shares were purchased for the employees at an average per share price of $9.32 and $27.81, respectively.

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

Note 19.            Noncontrolling Interests

The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Six Months Ended
	June 30,
	2009	2008

Net income adjusted for noncontrolling interests	$90,122	$109,357
Transfers from the noncontrolling interests:
Increase in equity for operating partnership units	4,746	322
Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$94,868	$109,679

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

Information concerning our reportable segments is as follows (in thousands):

	Shopping
	Center	Industrial	Other	Total

Three Months Ended June 30, 2009:
Revenues	$131,021	$14,417	$1,502	$146,940
Net Operating Income (Loss)	90,526	10,039	(2)	100,563
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	3,869	140	(125)	3,884

Three Months Ended June 30, 2008:
Revenues	$136,061	$13,925	$2,298	$152,284
Net Operating Income	97,881	9,955	867	108,703
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	4,926	265	(52)	5,139

Six Months Ended June 30, 2009:
Revenues	$263,276	$28,390	$3,755	$295,421
Net Operating Income	186,380	19,961	464	206,805
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	7,151	462	(67)	7,546

Six Months Ended June 30, 2008:
Revenues	$270,676	$27,945	$4,347	$302,968
Net Operating Income	194,051	19,821	1,805	215,677
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	9,689	706	(9)	10,386

As of June 30, 2009:
Investment in Real Estate Joint Ventures and Partnerships, net	$344,219	$39,248	$-	$383,467
Total Assets	3,713,318	367,724	1,002,621	5,083,663

As of December 31, 2008:
Investment in Real Estate Joint Ventures and Partnerships, net	$318,003	$39,631	$-	$357,634
Total Assets	3,747,037	348,691	1,018,484	5,114,212

Net operating income reconciles to Income from Continuing Operations as shown on the Condensed Consolidated Statements of Income and Comprehensive Income as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Total Segment Net Operating Income	$100,563	$108,703	$206,805	$215,677
Depreciation and Amortization	(38,408)	(38,971)	(77,045)	(81,269)
General and Administrative	(7,020)	(7,104)	(13,020)	(13,958)
Interest Expense, net	(39,496)	(40,552)	(79,053)	(78,090)
Interest and Other Income, net	3,645	1,699	4,909	2,748
Equity in Earnings of Real Estate Joint
Ventures and Partnerships, net	3,884	5,139	7,546	10,386
Gain on Redemption of Convertible Senior
Unsecured Notes	8,858		8,858
Gain on Merchant Development Sales	4,006	6,303	18,128	6,822
Benefit (Provision) for Income Taxes	2,257	(1,543)	(2,707)	(2,290)

Income from Continuing Operations	$38,289	$33,674	$74,421	$60,026

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

We operate a portfolio of rental properties which includes neighborhood and community shopping centers and industrial properties of approximately 71.4 million square feet.  We have a diversified tenant base with our largest tenant comprising only 2.5% of total rental revenues during 2009.

Our long-term strategy is to focus on increasing funds from operations (“FFO”) and shareholder value.  We do this through hands-on leasing, management and selected redevelopment of the existing portfolio of properties, through disciplined growth from selective acquisitions and new developments, and through the disposition of assets that no longer meet our ownership criteria.  We do this while remaining committed to maintaining a conservative balance sheet, a well-staggered debt maturity schedule and strong credit agency ratings.  The depressed economic environment and capital markets have caused us to refocus our efforts on maintaining our operating properties at current levels and managing our capital resources to ensure adequate liquidity needed to address our upcoming debt maturities.  Accordingly, in April 2009, we issued 32.2 million common shares of beneficial interest (“common shares”) resulting in additional liquidity of $439.1 million.  These proceeds were used to fund the repurchases through July 2009 of $504.9 million principal of unsecured fixed rate medium term notes, 7% senior unsecured notes and 3.95% convertible senior unsecured notes, significantly reducing our debt maturities for the years 2009 through 2011.  Although our 3.95% convertible senior unsecured notes do not mature till 2026, we believe market conditions make it highly probable they will be put back to us in 2011.

We strive to maintain a strong, conservative capital structure, which provides ready access to a variety of attractive capital sources.  We carefully balance obtaining low cost financing with minimizing exposure to interest rate movements and matching long-term liabilities with the long-term assets acquired or developed.  The turmoil in the current capital markets has adversely affected the pricing and the availability of both debt and equity capital.  Our strategy for the year is focused on the sourcing of new capital whether it is in the form of proceeds from asset dispositions, joint venture relationships, new financings or new equity issuances.

At June 30, 2009, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 378 developed income-producing properties and 24 properties under various stages of construction and development.  The total number of centers includes 318 neighborhood and community shopping centers, 81 industrial projects and three other operating properties located in 23 states spanning the country from coast to coast.

We also owned interests in 30 parcels of land held for development that totaled approximately 28.9 million square feet.

We had approximately 7,100 leases with 5,200 different tenants at June 30, 2009.

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

In assessing the performance of our properties, management carefully tracks the occupancy of the portfolio.  The weakened economy contributed to a drop in our occupancy from 93.6% at June 30, 2008 to 90.9% at June 30, 2009.  While we will continue to monitor the economy and the effects on our retailers, we believe the significant diversification of our portfolio both geographically and by tenant base will allow us to maintain occupancy levels of above 90% as we move through the year, absent bankruptcies by multiple national or regional tenants.  Another important indicator of performance is the spread in rental rates on a same-space basis as we complete new leases and renew existing leases.  We completed 603 new leases or renewals during the first six months of 2009 totaling 2.9 million square feet, increasing rental rates an average of 5.9% on a cash basis.

New Development
At June 30, 2009, we had 24 properties in various stages of development.  We have invested $391.5 million to date on these projects and, at completion, we estimate our total investment to be $448.8 million.  These properties are slated to be completed over the next one to four years with a projected return on investment of approximately 8.1% when completed.  Of these properties, four properties are projected to stabilize during 2009 with our estimated total investment of $69.0 million and a projected return on investment of 9.2%.

We have approximately $119.2 million in land held for development pending improvement in economic conditions.  Due to our analysis of current economic considerations, including the effects of tenant bankruptcies, lack of available funding and halt of tenant expansion plans for new development projects and declines in the real estate values, our plans related to our new development properties including land held for development could change.  While we will continue to monitor this market closely, we anticipate little if any investment in land held for development in 2009.  Additionally, we do not anticipate any new projects in 2009 as we have refocused our efforts on obtaining additional liquidity.

Merchant development is a program where we acquire or develop a project with the objective of selling all or part of it, instead of retaining it in our portfolio on a long-term basis.  Disposition of land parcels are also included in this program.  We generated gains of approximately $18.1 million from this program during the first half of 2009.  Our 2009 business plan calls for no additional material merchant development sales.

Acquisitions and Joint Ventures
Acquisitions are a key component of our long-term strategy, and joint venture arrangements are key to both our current and long-term strategy.  However, the turmoil in the capital markets and current economic conditions have significantly reduced transactions in the marketplace and, therefore, created uncertainty with respect to pricing.  Partnering with institutional investors through real estate joint ventures enables us to acquire high quality assets in our target markets while also meeting our financial return objectives.  We benefit from access to lower-cost capital, as well as leveraging our expertise to provide fee-based services, such as acquisition, leasing, property management and asset management, to the joint ventures.

There were no acquisitions of properties during the first half of 2009 and we do not anticipate any purchases for the remainder of the year.

As of March 31, 2009, we contributed the final four properties to the joint venture with Hines REIT Retail Holdings, LLC with an aggregate value of approximately $66.8 million, and aggregating approximately 0.4 million square feet.  These four shopping centers are located one each in Florida and North Carolina and two in Georgia, and we received net proceeds of approximately $20.6 million.  These contributions included loan assumptions on each of the properties, which transferred secured debt totaling approximately $34.6 million to the consolidated joint venture.  While we continue to pursue new joint relationships, it is uncertain whether we will be successful in completing any additional transactions in 2009.

Joint venture fee income for the first half of 2009 was approximately $3.2 million or a decrease of $.3 million over the prior year.  This fee income is based upon revenues, net income and in some cases appraised property values.  Due to decreases in these factors at our unconsolidated joint ventures, joint venture fee income has declined.  We anticipate these fees will remain consistent with the first half of 2009.

Dispositions
During the first half of 2009, we sold four operating properties and four buildings at three operating properties, for $62.7 million.  Although the availability of debt financing for prospective acquirers has decreased in the current capital markets, we expect to continue to dispose of non-core properties during 2009 as opportunities present themselves.  Dispositions are a key component of our current liquidity strategy, and also part of our ongoing management process where we prune our portfolio of properties that do not meet our geographic or growth targets.  Dispositions provide capital, which may be recycled into properties that have barrier-to-entry locations within high growth metropolitan markets.  Over time, we expect this to produce a portfolio with higher occupancy rates and stronger internal revenue growth.

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

Results of Operations
Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

Revenues
Total revenues were $146.9 million in the second quarter of 2009 versus $152.3 million in the second quarter of 2008, a decrease of $5.4 million or 3.5%.  This decrease resulted from a decrease in net rental revenues.

This decrease in net rental revenues resulted primarily from a decline in occupancy and an increase in bad debt expense of $1.1 million from reserves associated with the weakened economy.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	June 30,
	2009	2008

Shopping Centers	92.1%	94.2%
Industrial	87.7%	91.9%
Total	90.9%	93.6%

Expenses
Total expenses for the second quarter of 2009 were $91.8 million versus $89.7 million in the second quarter of 2008, an increase of $2.1 million or 2.3%.

This increase resulted primarily from an increase in operating expenses and net ad valorem taxes each totaling $1.4 million due primarily to new development completions and redevelopments.  Operating expenses were further increased by management fees due to the increase in fair value of assets held in a grantor trust related to our deferred compensation plan.  Contributing to the increase in net ad valorem taxes was the cessation of carrying cost capitalization for land that is held for development and development completions.  Overall, direct operating costs and expenses (operating and net ad valorem taxes) of operating our properties as a percentage of net rental revenues were 32.3% and 29.3% in 2009 and 2008, respectively.

Interest Expense, net
Net interest expense totaled $39.5 million for the second quarter of 2009, down $1.1 million or 2.6% from the second quarter of 2008.  The components of net interest expense were as follows (in thousands):

	Three Months Ended
	June 30,
	2009	2008

Gross interest expense	$41,648	$45,067
Amortization of convertible bond discount	1,810	2,122
Over-market mortgage adjustment of acquired properties	(1,140)	(1,675)
Capitalized interest	(2,822)	(4,962)

Total	$39,496	$40,552

Gross interest expense totaled $41.6 million in the second quarter of 2009, down $3.4 million or 7.6% from the second quarter of 2008.  The decrease in gross interest expense was due primarily to the decrease in the weighted average debt outstanding from $3.1 billion in 2008 to $2.8 billion in 2009.  Offsetting this decrease is an increase in the weighted average interest rate from 5.5% in 2008 to 5.8% in 2009.  Capitalized interest decreased $2.1 million as a result of development completions and the cessation of carrying costs capitalization on several new development projects.

Interest and Other Income, net
Net interest and other income was $3.6 million in the second quarter of 2009 versus $1.7 million in the second quarter of 2008, an increase of $1.9 million or 111.8%.  This increase resulted primarily from the fair value increase of $1.5 million in the assets held in a grantor trust related to our deferred compensation plan.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
Our equity in earnings of real estate joint ventures and partnerships was $3.9 million in the second quarter of 2009 versus $5.1 million in the second quarter of 2008, a decrease of $1.2 million or 23.5%.  This decrease results primarily from a decline in income from our investments due to the cessation of carrying cost capitalization on several new development properties, a decline in occupancy and completions of new development and other capital activities.

Gain on Redemption of Convertible Senior Unsecured Notes
The gain of $8.9 million resulted from the purchase and cancellation of $82.3 million of our 3.95% convertible senior unsecured notes at a discount to par value.

Gain on Merchant Development Sales
Gain on merchant development sales of $4.0 million in the second quarter of 2009 resulted primarily from the sale of an unconsolidated joint venture interest for a shopping center in Colorado.  The gain in the second quarter of 2008 of $6.3 million resulted primarily from the sale of 10 land parcels and the realization of deferred gains of $3.7 million that related to the sale of two land parcels in prior periods.

Benefit (Provision) for Income Taxes
The increase in the tax benefit of $3.8 million is attributable to our taxable REIT subsidiary for the utilization of an interest expense disallowance and a NOL carry forward resulting from a change in the calculation of bonus depreciation.

Results of Operations
Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

Revenues
Total revenues were $295.4 million in the first six months of 2009 versus $303.0 million in the first six months of 2008, a decrease of $7.6 million or 2.5%.  This decrease resulted from a decrease in net rental revenues of $8.9 million, which is offset by an increase in other income of $1.3 million.

The decrease in net rental revenues of $8.9 million resulted primarily from a decline in occupancy and an increase in bad debt expense of $2.7 million from write-offs associated with the weakened economy.  The increase in other income of $1.3 million resulted primarily from an increase in lease cancellation income from various tenants.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	June 30,
	2009	2008

Shopping Centers	92.1%	94.2%
Industrial	87.7%	91.9%
Total	90.9%	93.6%

Expenses
Total expenses in the first six months of 2009 were $178.7 million versus $182.5 million in the first six months of 2008, a decrease of $3.8 million or 2.1%.

This decrease resulted primarily from decreases in depreciation and amortization expense and general and administrative expenses of $4.2 million and $0.9 million, respectively.  The decrease in depreciation and amortization resulted primarily from an acceleration of depreciation in the amount of $13.0 million for redevelopment activities in 2008, which is offset by the completions of our new developments and other capital activities in 2009.  The decrease in general and administrative expenses resulted primarily from a reduction in our workforce.  Offsetting this $5.1 million decrease is an increase in net ad valorem taxes of $2.1 million, which is associated with development completions, redevelopments and the cessation of carrying cost capitalization for land that is held for development.  Overall, direct operating costs and expenses (operating and net ad valorem taxes) of operating our properties as a percentage of rental revenues were 30.8% and 29.4% in 2009 and 2008, respectively.

Interest Expense, net
Net interest expense totaled $79.1 million in the first six months of 2009, up $1.0 million or 1.2% from the first six months of 2008.  The components of net interest expense were as follows (in thousands):

	Six Months Ended
	June 30,
	2009	2008

Gross interest expense	$83,441	$87,282
Amortization of convertible bond discount	3,888	4,224
Over-market mortgage adjustment of acquired properties	(2,257)	(3,276)
Capitalized interest	(6,019)	(10,140)

Total	$79,053	$78,090

Gross interest expense totaled $83.4 million in the first six months of 2009, down $3.8 million or 4.4% from the first six months of 2008.  The decrease in gross interest expense was due primarily to the decrease in the weighted average debt outstanding from $3.1 billion in 2008 to $3.0 billion in 2009 and the decrease in the weighted average interest rate of from 5.5% in 2008 to 5.4% in 2009.  The decrease in over-market mortgage adjustment of acquired properties of $1.0 million resulted primarily from loan payoffs in 2008.  Capitalized interest decreased $4.1 million as a result of development completions and the cessation of carrying costs capitalization on several new development properties.

Interest and Other Income, net
Net interest and other income was $4.9 million in the first six months of 2009 versus $2.7 million in the first six months of 2008, an increase of $2.2 million or 81.5%.  This increase resulted primarily from the fair value increase in the assets held in a grantor trust related to our deferred compensation plan.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
Our equity in earnings of real estate joint ventures and partnerships was $7.5 million in the first six months of 2009 versus $10.4 million in the first six months of 2008, a decrease of $2.9 million or 27.9%.  This decrease results primarily from a decline in income from our investments due to the cessation of carrying cost capitalization on several new development properties, a decline in occupancy, the timing of merchant development gains and completions of new development and other capital activities.

Gain on Redemption of Convertible Senior Unsecured Notes
The gain of $8.9 million resulted from the purchase and cancellation of $82.3 million of our 3.95% convertible senior unsecured notes at a discount to par value.

Gain on Merchant Development Sales
Gain on merchant development sales of $18.1 million in the first six months of 2009 resulted primarily from the gain on sale of a land parcel in New Mexico and the sale of an unconsolidated joint venture interest for a shopping center in Colorado.  The gain on merchant development sales of $6.8 million in the first six months of 2008 resulted primarily from the sale of 12 land parcels plus the realization of the deferred gain totaling $2.1 million that related to the sale of a prior year land parcel.

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

Capital Resources and Liquidity

Our primary liquidity needs are paying our common and preferred dividends, maintaining and operating our existing properties, paying our debt service costs and funding our existing new development program.  We anticipate that cash flows from operating activities primarily in the form of rental revenues will provide adequate capital for common and preferred dividends, debt service costs and the capital necessary to maintain and operate our existing properties.  While we project our occupancy could drop to the 90% level during 2009, the operating cash flow generated at that occupancy should remain adequate to provide capital for these liquidity needs.

The primary sources of capital for funding any acquisitions and the new development program are our revolving credit facilities, cash generated from the sale of property and the formation of joint ventures, cash flow generated by our operating properties and proceeds from capital issuances, both debt and equity.  Amounts outstanding under the revolving credit agreement are retired as needed with proceeds from the issuance of long-term debt, common and preferred equity, cash generated from disposition of properties and cash flow generated by our operating properties.  As of June 30, 2009, no amounts were outstanding under our $575 million revolving credit facility and our $30 million credit facility, which we use for cash management purposes.  As of July 31, 2009, we had $320.0 million outstanding under these facilities.

The current credit market turmoil affected our ability to obtain additional capital; however, we have been able to complete some transactions and continue to pursue additional sources of capital.  As described under Investing Activities and Financing Activities below, through July 31, 2009 we completed: 1) an offering for 32.2 million common shares with net proceeds totaling $439.1 million, 2) concurrent with the offering, we reduced our quarterly dividend rate per share from $.525 to $.25 which commenced with the second quarter 2009 distribution; 3) additional contributions of property to a joint venture that provided $20.6 million in cash; 4) dispositions including merchant development sales of $114.1 million; and 5) secured loans totaling $184 million.  We currently have one transaction in the market to form a $175 million to $225 million retail joint venture; however, there is no assurance this transaction will be completed.  Furthermore, we are currently planning to obtain an additional $190 million in secured debt, which is under review with various lenders, including a major life insurance company.  There can be no assurance that we will obtain secured debt on terms acceptable to us.  We presently have $46 million of dispositions under contract, one of which was deemed to be held for sale at June 30, 2009, and another $134 million under letters of intent.  Additionally, we have more than $455 million of individual properties currently being marketed for sale.  There can be no assurance that these transactions can be completed as planned.

Our annual business plan reflects cost reductions, cutbacks in new development expenditures and no operational growth, as well as fully funding all new development and other capital needs including the $97 million of principal debt payments due in 2009, of which $36 million has been paid.

We have also been working on repositioning our future debt maturities to manageable levels.  During the second quarter of 2009, we repurchased $82.3 million principal amount of our 3.95% convertible senior unsecured notes.  In addition, we issued a tender offer for up to $427.9 million aggregate principal amount of a series of unsecured notes and our 3.95% convertible senior unsecured notes.  In June 2009, we repurchased $102.9 million principal amount of our unsecured notes, and in July 2009 we repurchased $319.7 million principal amount of our 3.95% convertible senior unsecured notes.  These transactions were primarily funded with excess cash from our April 2009 equity issuance and our $575 revolving credit facility.

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

We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships.  Off balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $363.7 million of which our ownership percentage is $113.4 million at June 30, 2009.  Scheduled principal payments on this debt at 100% are as follows (in millions):

2010	$43.9
2011	13.2
2012	15.3
2013	47.4
2014	53.6
Thereafter	190.3

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

Investing Activities

Acquisitions and Joint Ventures
Retail Properties.
There were no acquisitions of retail properties in the first half of 2009.

As of March 31, 2009, we contributed the final four properties to the joint venture with Hines REIT Retail Holdings, LLC with an aggregate value of approximately $66.8 million, and aggregating approximately 0.4 million square feet.  These four shopping centers are located one each in Florida and North Carolina and two in Georgia, and we received net proceeds of approximately $20.6 million.  These contributions included loan assumptions on each of the properties, which transferred secured debt totaling approximately $34.6 million to the joint venture.

Industrial Properties.
There were no acquisitions of industrial properties in the first half of 2009.

Dispositions
Retail Properties.
During 2009, we sold four shopping centers, three of which were located in Texas and one in North Carolina.  Also, we sold four buildings at three operating properties each located in Nevada.  Sales proceeds from these dispositions totaled $62.7 million and generated gains of $18.4 million.

Industrial Properties.
There were no sales of industrial properties in the first half of 2009.

Subsequent to June 30, 2009, an industrial property was sold with sales proceeds of approximately $3.6 million.  This property is located in Texas and is classified as held for sale as of June 30, 2009.

Merchant Development.
During the first half of 2009, we sold four land parcels, two of which were located in Texas and one each in Arizona and New Mexico.  Also, we sold an unconsolidated joint venture interest in a shopping center located in Colorado.  Sales proceeds from these dispositions totaled $36.9 million, which were reduced by the release of a debt obligation of $11.7 million, and generated gains of $18.1 million.

New Development and Capital Expenditures
At June 30, 2009, we had 24 projects under construction or in preconstruction stages with a total square footage of approximately 6.7 million.  These properties are slated to be completed over the next one to four years, and we expect our total investment on these properties to be $448.8 million.

Our new development projects are financed initially under our revolving credit facilities, using available cash generated from dispositions of properties, cash flow generated by our operating properties or proceeds from equity offerings.

Capital expenditures for additions to the existing portfolio, acquisitions, new development and our share of investments in unconsolidated real estate joint ventures and partnerships totaled $97.3 million and $229.0 million for the first six months of June 30, 2009 and 2008, respectively.  We have entered into commitments aggregating $52.4 million comprised principally of construction contracts which are generally due in 12 to 36 months.

Financing Activities

Debt
Total debt outstanding was $2.7 billion at June 30, 2009.  Total debt at June 30, 2009 included $2.6 billion of which interest rates are fixed and $68.4 million, including the effect of $50 million of interest rate swaps, that bears interest at variable rates.  Additionally, debt totaling $1.1 billion was secured by operating properties while the remaining $1.5 billion was unsecured.  At June 30, 2009, we had $52.3 million invested in overnight cash instruments.

We have a $575 million unsecured revolving credit facility held by a syndicate of banks.  This unsecured revolving facility expires in February 2010 and provides a one year extension option available at our request.  Borrowing rates under this facility float at a margin over LIBOR, plus a facility fee.  The borrowing margin and facility fee, which are currently 60.0 and 15.0 basis points, respectively, are priced off a grid that is tied to our senior unsecured credit rating.  This facility includes a competitive bid feature where we are allowed to request bids for borrowings up to $287.5 million from the syndicate banks.  As of July 31, 2009, $320.0 million was outstanding under this facility.  We also maintain a $30 million unsecured and uncommitted overnight facility that is used for cash management purposes, and as of July 31, 2009, there was no outstanding balance under this facility.  The available balance under our revolving credit agreement was $245.0 million at July 31, 2009, which includes amounts outstanding for letters of credit.

We believe we were in full compliance with all our covenants as of June 30, 2009.  Our four most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage ratios.  These ratios as defined in our agreements were as follows at June 30, 2009:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	45.10%
Secured Debt to Asset Ratio	Less than 30.0%	19.21%
Fixed Charge Ratio	Greater than 1.5	1.92
Unencumbered Interest Ratio	Greater than 2.0	2.81

As of June 30, 2009, we had two interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $50.0 million that convert fixed interest payments at rates of 4.2% to variable interest payments of .6% at June 30, 2009.  We could be exposed to losses in the event of nonperformance by the counter-parties; however, management believes the likelihood of such nonperformance is unlikely.

In May 2009, we entered into a $103 million secured loan from a major life insurance company.  The loan is for approximately 8.5 years at an interest rate of 7.49% and is collateralized by four properties.

In the second quarter of 2009, we elected to repurchase a portion of the 3.95% convertible senior unsecured notes due 2026 in the open market.  We purchased and subsequently retired a face value of $82.3 million for $70.4 million, including accrued interest.  We originally issued $575 million notes in 2006 and the debentures are convertible under certain circumstances for our common shares at an initial conversion rate of 20.3770 common shares per $1,000 of principal amount of debentures (an initial conversion price of $49.075).  Upon the conversion of debentures, we will deliver cash for the principal return, as defined, and cash or common shares, at our option, for the excess of the conversion value, as defined, over the principal return.  The debentures are redeemable for cash at our option beginning in 2011 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require us to repurchase their debentures for cash equal to the principal of the debentures plus accrued and unpaid interest in 2011, 2016 and 2021 and in the event of a change in control.

In June 2009, we made a cash tender offer for up to $427.9 million face value on a series of unsecured notes and our convertible senior unsecured notes.  We completed the first tier of the offering in June for a total face value of $102.9 million, of which $20.6 million of unsecured fixed rate medium term notes with a weighted average interest rate of 7.54% and a weighted average maturity of 1.6 years and $82.3 million of 7% senior unsecured notes due 2011 were purchased at par by us.

Subsequent to quarter end, we completed the tender offer for an additional $319.7 million face value of our 3.95% convertible senior unsecured notes due 2026, at 95% of par purchased for approximately for $311.1 million, including interest and expenses.  This transaction will result in a gain of approximately $16.6 million, and the face value of our 3.95% convertible senior unsecured notes of $135.2 million remain outstanding.  We also entered into a $70.8 million secured loan from a major life insurance company.  The loan is for seven years at a fixed interest rate of 7.4% and is collateralized by five properties.

Equity
Common and preferred dividends were $92.2 million in the first six months of 2009.  The quarterly dividend rate for our common shares was $.25 during the three months ended June 30, 2009.  Our dividend payout ratio on common equity for the three and six months ended June 30, 2009 approximated 43.3% and 55.6%, respectively, based on basic FFO for the respective period.

On March 12, 2009, we entered into an ATM Equity Offering Sales Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, which was a continuous equity program relating to our common shares with an aggregate sales price of up to $125.0 million.  No shares were issued under this program.  Upon the completion of our equity offering in April 2009, we terminated this agreement and program.

In April 2009, we issued 32.2 million common shares at $14.25 per share.  Net proceeds from this offering were $439.1 million and were used to repay indebtedness outstanding under our revolving credit facilities and for other general corporate purposes.  Additionally, we invested approximately $110 million of the proceeds in short-term cash instruments.

In July 2007, our Board of Trust Managers authorized a common share repurchase program as part of our ongoing investment strategy.  Under the terms of the program, we could purchase up to a maximum value of $300 million of our common shares during the following two years.  As of June 30, 2009, the remaining value of common shares available to be repurchased was $196.7 million.  This program expired in July 2009, and no additional shares were repurchased.

In December 2008, we filed a universal shelf registration which is effective for the next three years.  We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including our credit facilities.  We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center.  In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business.  The table below excludes obligations related to our new development projects.  We have entered into commitments aggregating $52.4 million comprised principally of construction contracts which are generally due in 12 to 36 months.  The following table summarizes our primary contractual obligations as of June 30, 2009 (in thousands):

	Remaining
	2009	2010	2011	2012	2013	Thereafter	Total
Mortgages and Notes
Payable: (1)
Unsecured Debt (2)	$386,862	$110,107	$187,271	$247,845	$214,298	$790,920	$1,937,303
Secured Debt	73,369	135,195	149,568	189,433	182,173	718,526	1,448,264

Ground Lease Payments	1,787	3,528	3,439	3,251	3,222	129,400	144,627

Litigation Settlement (3)	52,033						52,033

Other Obligations (4)	41,969	32,186					74,155

Total Contractual
Obligations	$556,020	$281,016	$340,278	$440,529	$399,693	$1,638,846	$3,656,382

_______________
(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at June 30, 2009 excluding the effect of interest rate swaps, as they are currently in a net receivable position.

(2)
Remaining 2009 includes our settlement of the tender offer subsequent to June 30, 2009.  We repurchased $319.5 million face value of our 3.95% convertible senior unsecured notes for approximately $311.1 million.

(3)	See “Off Balance Sheet Arrangements” below for additional information.
(4)
Other obligations include current year income and ad valorem tax payments, contributions to our retirement plan and other employee payments.  Severance and change in control agreements have not been included as the amounts and payouts are not anticipated.

Off Balance Sheet Arrangements

As of June 30, 2009, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources.  Letters of credit totaling $10.0 million and $10.1 million were outstanding under the revolving credit facility at June 30, 2009 and December 31, 2008, respectively.

In accordance with SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” our 3.95% convertible senior unsecured notes at a face value totaling $454.9 million, as of June 30, 2009, which are due 2026, meet the scope exception requirements; whereby the notes’ embedded features are not considered and treated as a derivative instrument.  We currently anticipate that the scope exception in SFAS 133 will continue to be available for these instruments.  Although we have not determined the financial impact, we believe there may be a material impact on our consolidated financial statements if these instruments were recorded.

We have entered into several unconsolidated real estate joint ventures and partnerships.  Under many of these agreements, we and our joint venture partners are required to fund operating capital upon shortfalls in working capital.  We have also committed to fund the capital requirements of several new development joint ventures.  As operating manager of most of these entities, we have considered these funding requirements in our business plan.

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

Related to our investment in a redevelopment project in Sheridan, Colorado that is held in an unconsolidated real estate joint venture, we, our joint venture partner and the joint venture have each provided a guaranty for the payment of any debt service shortfalls on bonds issued in connection with the project.  The Sheridan Redevelopment Agency (“Agency”) issued $97 million of Series A bonds used for an urban renewal project.  The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales, and, to the extent necessary, any amounts we may have to provide under a guaranty.  The incremental taxes and PIF are to remain intact until the earlier of the bond liability has been paid in full or 2030 (unless such date is otherwise extended by the Agency.)  At inception on February 27, 2007, we evaluated and determined that the fair value of the guaranty is nominal to us as the guarantor.  However, a liability was recorded by the joint venture equal to amounts funded under the bonds.

In connection with the above project, we and our joint venture partner were also signatories to a completion guaranty that required, among other things, certain infrastructure to be substantially completed and occupants of 75% of the retail space to be open for regular business as of December 31, 2008.  Under specified circumstances, the completion guaranty allowed for extension of the completion date until June 30, 2009.  At inception on February 27, 2007, we evaluated the guaranty and determined that its then fair value was nominal.  By a letter dated December 1, 2008, the guarantors requested extension of the completion date pursuant to the terms of the guaranty.  On December 16, 2008, one of the parties benefited by the guaranty filed a lawsuit against us alleging that we were not entitled to the extension and is seeking $97 million in liquidated damages together with other relief.  In July 2009, we settled the lawsuit.  Among the obligations performed or to be performed by us under the terms of the settlement are to cause the joint venture to purchase a portion of the bonds in the amount of $51.3 million at par plus accrued and unpaid interest to the date of such purchase, and to the extent that the outstanding letter of credit supporting additional bonds totaling $45.7 million with a current term of 20 months is not replaced by an alternate letter of credit issued by another qualified provider on or before July 21, 2010, we will be obligated to provide up to 103% of the outstanding stated amount of the letter of credit as additional collateral in the form of either cash or a back-to-back letter of credit.

At June 30, 2009, we recorded a liability of $52.0 million in accounts payable and accrued expenses, which includes the contingent liability of $41 million recorded at December 31, 2008.  Because the payable will be funded through the joint venture and the joint venture will purchase the bonds, it has been recorded as an increase in our investment in real estate joint ventures and partnerships.  The increased basis in our investment did not result in an impairment.  On July 22, 2009, as part of the settlement agreement, among other things, the lawsuit was dismissed with prejudice; we contributed $52.0 million including accrued interest and fees to the joint venture which then purchased the bonds; and the completion guaranty was terminated.

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

We have evaluated the remaining outstanding guaranties and have determined that the fair value of these guaranties is nominal.

In July 2008, a 47.75%-owned unconsolidated real estate joint venture acquired an 83.34% interest in a joint venture owning a 919,000 square foot new development to be constructed in Aurora, Colorado.  The acquired joint venture is a variable interest entity to the unconsolidated joint venture since it provided a guaranty on debt obtained by the acquired joint venture, which was approximately $39.8 million at June 30, 2009.  We have evaluated and determined that the fair value of the guaranty both at inception and June 30, 2009 was nominal.

In August 2008, we executed a real estate limited partnership with a foreign institutional investor to purchase up to $250 million of retail properties in various states.  Our ownership in this unconsolidated real estate limited partnership is 20.1%.  As of June 30, 2009, no properties had been purchased.

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

FFO is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income available to common shareholders	$39,238	$64,921	$72,384	$91,639
Depreciation and amortization	36,637	37,951	73,800	80,253
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	4,425	3,021	8,565	5,561
Gain on sale of property	(11,124)	(41,231)	(18,353)	(48,967)
Gain on sale of property of unconsolidated real estate joint ventures and partnerships			(4)	(14)
Funds from operations	69,176	64,662	136,392	128,472
Funds from operations attributable to operating partnership units	489	1,147		2,299

Funds from operations assuming conversion of OP units	$69,665	$65,809	$136,392	$130,771

Weighted average shares outstanding - basic	111,840	83,742	99,478	83,710
Effect of dilutive securities:
Share options and awards	486	663	455	577
Operating partnership units	2,102	2,361		2,381

Weighted average shares outstanding - diluted	114,428	86,766	99,933	86,668

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations.”  SFAS 141R expands the original guidance’s definition of a business.  It broadens the fair value measurement and recognition to all assets acquired, liabilities assumed and interests transferred as a result of business combinations.  SFAS 141R requires expanded disclosures to improve the ability to evaluate the nature and financial effects of business combinations.  SFAS 141R is effective for us for business combinations made on or after January 1, 2009.  Due to current economic conditions, we do not plan any significant acquisitions in the upcoming year, thereby upon adoption, there was no material effect.  However, SFAS 141R could have a material effect on our accounting for the future acquisition of properties.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.”  SFAS 160 requires that, in most cases, a noncontrolling interest in a consolidated entity be reported as equity and any losses in excess of a consolidated entity’s equity interest be recorded to the noncontrolling interest.  The statement requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS 160 was effective for us on January 1, 2009, and many provisions required retrospective application.  The adoption of SFAS 160 has resulted in an increase to equity in the Condensed Consolidated Balance Sheet as of December 31, 2008 of $204.0 million for the reclassification of minority interest to equity for noncontrolling interest in consolidated entities.  Also, net income in the Condensed Consolidated Statement of Income and Comprehensive Income for the six months ended June 30, 2008 has increased by $4.5 million for the reclassification of income allocated to minority interests; however, net income available to common shareholders, earnings per common share – basic and diluted were not affected by this reclassification.  Additional disclosures due to the implementation of SFAS 160 are included in the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.”  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities.  SFAS 161 is effective for us on January 1, 2009.  Implementation of SFAS 161 has resulted in additional disclosures in the consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1 (“FSP APB 14-1”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  FSP APB 14-1 requires that the initial debt proceeds from the sale of our convertible and exchangeable senior debentures be allocated between a liability component and an equity component in a manner that will reflect our effective nonconvertible borrowing rate.  The resulting debt discount will be amortized using the effective interest method over the period the debt is expected to be outstanding as additional interest expense.  FSP APB 14-1 was effective for us on January 1, 2009 and requires retroactive application.  Upon the adoption of FSP APB 14-1, the Condensed Consolidated Balance Sheet as of December 31, 2008 was adjusted to reflect a reduction in debt of approximately $22.9 million for the unamortized debt discount, accumulated additional paid-in capital increased by approximately $39.5 million and net income less than accumulated dividends increased by approximately $17.1 million.  The Condensed Consolidated Statement of Income and Comprehensive Income for the six months ended June 30, 2008 was adjusted for incremental interest expense of $4.1 million, which reduced both earnings per common share – basic and diluted by approximately $0.05.

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

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1 (“FSP 107-1”), “Interim Disclosures about Fair Value of Financial Instruments.”  FSP 107-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require annual disclosures to be made also during interim reporting periods.  Implementation of FSP 107-1 has resulted in additional disclosures in the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165 (“SFAS 165”), “Subsequent Events,” which establishes general standards of accounting and disclosure for events that occur subsequent to the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 requires us to disclose the date through which we have evaluated our subsequent events and the basis for that date.  Implementation of SFAS 165 has resulted in an additional disclosure in the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 (“SFAS 167”), “Amendments to FASB Interpretation No. 46(R).”  SFAS 167 was intended to improve an organization’s variable interest entity reporting.  SFAS 167 will require an analysis to determine whether an entity has a controlling financial interest in a variable interest entity.  The analysis will be used to identify the primary beneficiary of a variable interest entity.  The holder of the variable interest will be defined as the primary beneficiary if it has both the power to influence the entity’s significant economic activities and the obligation to absorb significant losses or receive significant benefits.  This statement is effective for us on January 1, 2010.  We are currently evaluating the impact that the adoption of SFAS 167 will have on our consolidated financial statements.

ITEM 3.              Quantitative and Qualitative Disclosures About Market Risk

We use fixed and floating-rate debt to finance our capital requirements.  These transactions expose us to market risk related to changes in interest rates.  Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions.  These swap agreements expose us to credit risk in the event of non-performance by the counter-parties to the swaps.  We do not engage in the trading of derivative financial instruments in the normal course of business.  At June 30, 2009, we had fixed-rate debt of $2.6 billion and variable-rate debt of $68.4 million, after adjusting for the net effect of $50 million notional amount of interest rate swaps.  At December 31, 2008, we had fixed-rate debt of $2.7 billion and variable-rate debt of $449.0 million, after adjusting for the net effect of $50 million notional amount of interest rate swaps.  In the event interest rates were to increase 100 basis points, annual net income and cash flows would decrease by approximately $2.7 million and $10.2 million based upon the variable-rate debt and notes receivable outstanding at June 30, 2009 and December 31, 2008, respectively, and the fair value of fixed-rate debt at June 30, 2009 and December 31, 2008 would decrease by $147.2 million and $143.3 million, respectively.

ITEM 4.              Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2009.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For each of the four quarters during 2008 and the first quarter of 2009, we paid a cash distribution at a quarterly rate of $.525 per common share ($2.10 per common share for the year ended December 31, 2008).  Commencing with our second quarter 2009 dividend payout, we paid a cash distribution at a quarterly rate of $.25 per common share.

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

Giving effect to the issuance of common shares in April 2009, the receipt of the expected net proceeds and the use of those proceeds, the offering will have a dilutive effect on our expected earnings per share and funds from operations per share for the year ending December 31, 2009.

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

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.              Defaults Upon Senior Securities

None.

ITEM 4.              Submission of Matters to a Vote of Shareholders

Our annual meeting of shareholders was held on May 1, 2009.  At that meeting:

(1)	The shareholders elected each of the nine nominees to the Board of Trust Managers for a one-year term:

TRUST MANAGER	FOR	WITHHELD

Stanford Alexander	75,936,778	2,010,322
Andrew M. Alexander	76,179,864	1,767,235
James W. Crownover	76,370,375	1,576,724
Robert J. Cruikshank	75,972,524	1,974,576
Melvin A. Dow	74,779,180	3,167,920
Stephen A. Lasher	76,234,669	1,712,430
Douglas W. Schnitzer	76,231,318	1,715,782
C. Park Shaper	76,183,749	1,763,351
Marc J. Shapiro	75,825,356	2,121,744

TOTAL	683,713,813	17,810,084

(2)           The shareholders ratified the appointment of Deloitte & Touche LLP as our independent accountants:

FOR	76,860,262
AGAINST	911,697
ABSTAIN	175,138

TOTAL	77,947,097

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

DATE:    August 7, 2009

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

10.57†
Promissory Note with Reliance Trust Company, Trustee of the Trust under the Weingarten Realty Investors Deferred Compensation Plan, Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan dated March 12, 2009 (filed as Exhibit 10.57 on WRI’s Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).

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