Form 10-Q
period 2009-09-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2009-11-06
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

As of October 31, 2009, there were 119,790,012 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Rentals, net	$139,636	$149,725	$422,106	$441,288
Other	4,908	4,242	12,321	10,310
Total	144,544	153,967	434,427	451,598

Expenses:
Depreciation and amortization	37,159	35,368	112,836	115,281
Operating	25,733	26,045	76,014	77,151
Ad valorem taxes, net	18,275	19,967	55,012	54,620
Impairment loss	32,774		32,774
General and administrative	6,178	5,816	19,198	19,774
Total	120,119	87,196	295,834	266,826

Operating Income	24,425	66,771	138,593	184,772
Interest Expense, net	(36,431)	(40,878)	(115,247)	(118,724)
Interest and Other Income, net	3,596	1,171	8,504	3,919
Gain on Redemption of Convertible Senior Unsecured Notes	16,453		25,311
Equity in (Loss) Earnings of Real Estate Joint Ventures and Partnerships, net	(4,763)	5,151	2,783	15,537
Gain on Merchant Development Sales	491	1,418	18,619	8,240
Provision for Income Taxes	(4,364)	(701)	(7,071)	(2,991)
(Loss) Income from Continuing Operations	(593)	32,932	71,492	90,753
Operating (Loss) Income from Discontinued Operations	(1,294)	2,016	1,250	8,398
Gain on Sale of Property from Discontinued Operations	398	4,520	7,385	53,983
(Loss) Income from Discontinued Operations	(896)	6,536	8,635	62,381
Gain (Loss) on Sale of Property	994	(43)	12,374	101
Net (Loss) Income	(495)	39,425	92,501	153,235
Less: Net Income Attributable to Noncontrolling Interests	(20)	(2,515)	(2,894)	(6,968)
Net (Loss) Income Adjusted for Noncontrolling Interests	(515)	36,910	89,607	146,267
Dividends on Preferred Shares	(8,869)	(9,114)	(26,607)	(25,842)
Redemption Costs of Preferred Shares		(860)		(1,850)
Net (Loss) Income Attributable to Common Shareholders	$(9,384)	$26,936	$63,000	$118,575

Earnings Per Common Share - Basic:
(Loss) income from continuing operations attributable to common shareholders	$(0.07)	$0.24	$0.51	$0.67
(Loss) income from discontinued operations	(0.01)	0.08	0.08	0.75
Net (loss) income attributable to common shareholders	$(0.08)	$0.32	$0.59	$1.42

Earnings Per Common Share - Diluted:
(Loss) income from continuing operations attributable to common shareholders	$(0.07)	$0.24	$0.51	$0.67
(Loss) income from discontinued operations	(0.01)	0.08	0.08	0.74
Net (loss) income attributable to common shareholders	$(0.08)	$0.32	$0.59	$1.41

Comprehensive Income:
Net (Loss) Income	$(495)	$39,425	$92,501	$153,235
Other Comprehensive Income (Loss):
Loss on derivatives				(7,204)
Amortization of loss on derivatives	620	605	1,862	1,469
Total	620	605	1,862	(5,735)
Comprehensive Income	125	40,030	94,363	147,500
Comprehensive Income Attributable to Noncontrolling Interests	(20)	(2,515)	(2,894)	(6,968)
Comprehensive Income Adjusted for Noncontrolling Interests	$105	$37,515	$91,469	$140,532

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30,	December 31,
	2009	2008
ASSETS
Property	$4,806,661	$4,915,472
Accumulated Depreciation	(861,547)	(812,323)
Property Held for Sale, net	51,007
Property, net	3,996,121	4,103,149
Investment in Real Estate Joint Ventures and Partnerships, net	311,353	357,634
Total	4,307,474	4,460,783
Notes Receivable from Real Estate Joint Ventures and Partnerships	323,141	232,544
Unamortized Debt and Lease Costs, net	109,661	119,464
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $9,608 in 2009 and $12,412 in 2008)	84,948	103,873
Cash and Cash Equivalents	104,694	58,946
Restricted Deposits and Mortgage Escrows	14,526	33,252
Other, net	92,854	105,350
Total	$5,037,298	$5,114,212

LIABILITIES AND EQUITY
Debt, net	$2,724,888	$3,148,636
Accounts Payable and Accrued Expenses	152,022	179,432
Other, net	98,791	90,461
Total	2,975,701	3,418,529

Commitments and Contingencies		41,000

Equity:
Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2009 and 2008; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2009 and 2008; liquidation preference $72,500	1	1
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 140 shares issued and outstanding in 2009 and 2008; liquidation preference $350,000	4	4
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 150,000; shares issued and outstanding: 119,790 in 2009 and 87,102 in 2008	3,605	2,625
Accumulated Additional Paid-In Capital	1,949,308	1,514,940
Net Income Less Than Accumulated Dividends	(80,015)	(37,245)
Accumulated Other Comprehensive Loss	(27,814)	(29,676)
Shareholders' Equity	1,845,092	1,450,652
Noncontrolling Interests	216,505	204,031
Total Equity	2,061,597	1,654,683
Total	$5,037,298	$5,114,212

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash Flows from Operating Activities:
Net Income	$92,501	$153,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,291	120,133
Amortization of deferred financing costs and debt discounts	8,741	9,899
Impairment loss	35,889
Equity in earnings of real estate joint ventures and partnerships, net	(2,783)	(15,537)
Gain on merchant development sales	(18,619)	(8,240)
Gain on sale of property	(19,759)	(54,084)
Gain on redemption of convertible senior unsecured notes	(25,311)
Distributions of income from real estate joint ventures and partnerships	1,954	2,419
Changes in accrued rent and accounts receivable, net	11,200	(4,829)
Changes in other assets, net	(3,620)	(21,297)
Changes in accounts payable and accrued expenses	(14,403)	(28,385)
Other, net	8,156	4,209
Net cash provided by operating activities	189,237	157,523

Cash Flows from Investing Activities:
Investment in property	(85,693)	(229,807)
Proceeds from sale and disposition of property, net	121,407	190,388
Change in restricted deposits and mortgage escrows	18,726	21,049
Notes receivable from real estate joint ventures and partnerships and other receivables:
Advances	(92,293)	(109,610)
Collections	5,555	25,161
Real estate joint ventures and partnerships:
Investments	(3,594)	(4,036)
Distributions of capital	12,701	16,298
Net cash used in investing activities	(23,191)	(90,557)

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	556,040	386,660
Common shares of beneficial interest, net	439,097	2,786
Preferred shares of beneficial interest, net		118,013
Repurchase of preferred shares of beneficial interest, net		(195,824)
Principal payments of debt	(971,700)	(229,370)
Common and preferred dividends paid	(130,409)	(159,649)
Debt issuance costs paid	(5,633)	(958)
Other, net	(7,693)	(1,177)
Net cash used in financing activities	(120,298)	(79,519)

Net increase (decrease) in cash and cash equivalents	45,748	(12,553)
Cash and cash equivalents at January 1	58,946	65,777
Cash and cash equivalents at September 30	$104,694	$53,224

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares of Beneficial Interest	Accumulated Additional Paid-In Capital	Net Income in Excess of Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

Balance, January 1, 2008	$8	$2,565	$(41)	$1,485,496	$31,639	$(15,475)	$96,885	$1,601,077
Net income					146,267		6,968	153,235
Issuance of Series F preferred shares	2			116,415	1,540			117,957
Redemption of Series G preferred shares	(2)			(193,548)	(1,850)			(195,400)
Shares issued in exchange for noncontrolling interests				368			(368)	-
Shares issued under benefit plans		9		7,835				7,844
Dividends declared – common shares (1)					(132,267)			(132,267)
Dividends declared – preferred shares (2)					(27,382)			(27,382)
Sale of properties with noncontrolling interests							65,359	65,359
Treasury shares cancelled (3)		(41)	41					-
Distributions to noncontrolling interests							(8,349)	(8,349)
Contributions from noncontrolling interests							634	634
Other comprehensive loss						(5,735)		(5,735)
Other, net							(2,599)	(2,599)
Balance, September 30, 2008	$8	$2,533	$-	$1,416,566	$17,947	$(21,210)	$158,530	$1,574,374

(1)	Common dividends per share were $1.575 for the nine months ended September 30, 2008.
(2)	Series D, E, F and G preferred dividends per share were $37.97, $130.31, $121.88 and $73.73, respectively, for the nine months ended September 30, 2008.
(3)	A total of 1.4 million common shares of beneficial interest were purchased in 2007 and subsequently retired on January 11, 2008.

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Accumulated Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

Balance, January 1, 2009	$8	$2,625	$1,514,940	$(37,245)	$(29,676)	$204,031	$1,654,683
Net income				89,607		2,894	92,501
Shares issued in exchange for noncontrolling interests		6	6,394			(6,400)	-
Issuance of common shares		966	438,089				439,055
Shares issued under benefit plans		8	4,043				4,051
Dividends declared – common shares (1)				(105,770)			(105,770)
Dividends declared – preferred shares (2)				(24,639)			(24,639)
Sale of properties with noncontrolling interests						23,521	23,521
Distributions to noncontrolling interests						(12,070)	(12,070)
Contributions from noncontrolling interests						4,518	4,518
Purchase and cancellation of convertible senior unsecured notes			(16,110)				(16,110)
Other comprehensive income					1,862		1,862
Other, net			1,952	(1,968)		11	(5)
Balance, September 30, 2009	$8	$3,605	$1,949,308	$(80,015)	$(27,814)	$216,505	$2,061,597

(1)	Common dividends per share were $1.025 for the nine months ended September 30, 2009.
(2)	Series D, E and F preferred dividends per share were $37.97, $130.31 and $121.88, respectively, for the nine months ended September 30, 2009.

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

We operate a portfolio of properties that include neighborhood and community shopping centers and industrial properties of approximately 72.3 million square feet.  We have a diversified tenant base with our largest tenant comprising only 2.6% of total rental revenues during 2009.

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

Impairment
Our property is reviewed for impairment, if events or changes in circumstances indicate that the carrying amount of the property, including any identifiable intangible assets (including site costs and capitalized interest), may not be recoverable.

If such an event occurs for our properties, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property.  Our carrying amounts are adjusted, if necessary, to the estimated fair value to reflect impairment in the value of the asset.  Fair values are determined by management utilizing cash flow models and market discount rates, or by obtaining third-party broker and appraisal estimates.

Due to our analysis of current economic considerations at each reporting period, including the effects of tenant bankruptcies, lack of credit available to retailers, the suspension of tenant expansion plans for new development projects and declines in real estate values, plans related to our new development properties including land held for development changed, and resulted in an impairment charge.  Impairments, primarily related to our new development properties, of $35.2 million and $35.9 million were recognized for the three months and nine months ended September 30, 2009, respectively.  No impairment was recognized in the related periods of 2008.  Determining whether a property is impaired and, if impaired, the amount of required write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation.  If market conditions continue to deteriorate or managements’ plans for certain properties change, additional write-downs could be required in the future.

Our investment in real estate joint ventures and partnerships is reviewed for impairment, if events or circumstances change indicating that the carrying amount of an investment may not be recoverable.  The ultimate realization is dependent on a number of factors, including the performance of each investment and market conditions.  We will record an impairment charge if we determine that a decline in the value of an investment is other than temporary.  Based on our analysis of the facts and circumstances at each reporting period, no impairment on these investments was recorded for the three or nine months ended September 30, 2009 and 2008.  However, due to the current credit and real estate market conditions, there is no certainty that impairments would not occur in the future.

Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves, and restricted cash that is held for a specific use or in a qualified escrow account for the purposes of completing like-kind exchange transactions.  At September 30, 2009 and December 31, 2008, we had $1.6 million and $22.5 million of restricted cash, respectively, and $12.9 million and $10.8 million held in escrow related to our mortgages for each period, respectively.

Per Share Data
Earnings per common share – basic is computed using net income attributable to common shareholders and the weighted average shares outstanding.  Earnings per common share – diluted include the effect of potentially dilutive securities.  Income from continuing operations attributable to common shareholders includes gain on sale of property in accordance with SEC guidelines.  Earnings per common share – basic and diluted components for the periods indicated are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Numerator:
Net (loss) income attributable to common shareholders – basic and diluted	$(9,384)	$26,936	$63,000	$118,575

Denominator:
Weighted average shares outstanding – basic	119,384	83,795	106,186	83,739
Effect of dilutive securities:
Share options and awards		521	559	549
Operating partnership units
Weighted average shares outstanding – diluted	119,384	84,316	106,745	84,288

Options to purchase common shares of beneficial interest (“common shares”) of 3.1 million for both the three and nine months ended September 30, 2009 were not included in the calculation of net income per common share – diluted as the exercise prices were greater than the average market price for the period.  For the three and nine months ended September 30, 2008, options to purchase common shares of 2.0 million and 1.2 million, respectively, were not included in the calculation of net income per common share – diluted as the exercise prices were greater than the average market price for the period.  Operating partnership units of 2.1 million and 2.0 million, respectively, for the three and nine months ended September 30, 2009, and 2.4 million for both the three and nine months ended September 30, 2008 were not included in the calculation of net income per common share – diluted because these units had an anti-dilutive effect.

Cash Flow Information
We issued common shares valued at $6.4 million and $.4 million for the nine months ended September 30, 2009 and 2008, respectively, in exchange for interests in real estate joint ventures and partnerships, which had been formed to acquire properties.  We also accrued $21.8 million and $23.4 million as of September 30, 2009 and 2008, respectively, associated with the construction of property.  Cash payments for interest on debt, net of amounts capitalized, of $133.8 million and $137.6 million were made during the nine months ended September 30, 2009 and 2008, respectively.  A cash payment of $3.1 million and $4.9 million for income taxes was made during the nine months ended September 30, 2009 and 2008.

In connection with the sale of improved properties, we received notes receivable totaling $.2 million and $3.6 million during the nine months ended September 30, 2009 and 2008, respectively.  During the nine months ended September 30, 2008, we assumed $.6 million and $8.5 million, respectively, of noncontrolling interests and net assets and liabilities in association with property acquisitions and investments in unconsolidated real estate joint ventures.

Accumulated Other Comprehensive Loss
As of September 30, 2009, the balance in accumulated other comprehensive loss relating to derivatives and our retirement liability was $15.0 million and $12.8 million, respectively.  As of December 31, 2008, the balance in accumulated other comprehensive loss relating to derivatives and our retirement liability was $16.9 million and $12.8 million, respectively.

Reclassifications
The reclassification of prior years’ operating results for the three and nine months ending September 30, 2008 for certain properties to discontinued operations was made to conform to the current year presentation.  For the nine months ended September 30, 2008, we also reclassified in our Condensed Consolidated Statement of Cash Flows amortization of deferred financing costs from changes in other assets, net to amortization of deferred financing costs and debt discount to conform to 2009 classification.  These reclassifications had no impact on previously reported net income, earnings per share, the condensed consolidated balance sheet or cash flows from operating activities.

Retrospective Application of Accounting Principles
The retrospective application of adopting new accounting principles on prior years’ condensed consolidated financial statements was made to conform to the current year presentation.  The impact of these changes is described in Note 2.

Subsequent Events
We have evaluated subsequent events through November 6, 2009, which is the date these condensed consolidated financial statements were issued.

Note 2.              Newly Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB“) issued Accounting Standard Codification (“ASC”) update to ASC 820, “Fair Value Measurements and Disclosures”, which deferred the provisions of implementation of fair value reporting relating to nonfinancial assets and liabilities, and delayed implementation by us until January 1, 2009.  Adoption of the update to this codification has not materially affected our financial statements.

In December 2007, the FASB issued an update to ASC 805, “Business Combinations.”  The update expands the original guidance’s definition of a business.  It broadens the fair value measurement and recognition to all assets acquired, liabilities assumed and interests transferred as a result of business combinations.  The revision requires expanded disclosures to improve the ability to evaluate the nature and financial effects of business combinations.  The update is effective for us for business combinations made on or after January 1, 2009.  Due to current economic conditions, we do not plan any significant acquisitions in 2009, thereby upon adoption, there was no material effect.  However, this update could have a material effect on our accounting for the future acquisition of properties.

In December 2007, the FASB issued an update to ASC 810, “Consolidation.”  The update requires that, in most cases, a noncontrolling interest in a consolidated entity be reported as equity and any losses in excess of a consolidated entity’s equity interest be recorded to the noncontrolling interest.  The statement requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  This update was effective for us on January 1, 2009, and many provisions required retrospective application.  The adoption has resulted in an increase to equity in the Condensed Consolidated Balance Sheet as of December 31, 2008 of $204.0 million for the reclassification of minority interest to equity for noncontrolling interest in consolidated entities.  Net income in the Condensed Consolidated Statement of Income and Comprehensive Income for the nine months ended September 30, 2008 has increased by $7.0 million for the reclassification of income allocated to minority interests; however, net income attributable to common shareholders and earnings per common share – basic and diluted were not affected by this reclassification.  Additional disclosures due to the implementation are included in Note 19.

In March 2008, the FASB issued an update to ASC 815, “Derivative and Hedging.”  The update requires enhanced disclosures about an entity’s derivative and hedging activities.  The update was effective for us on January 1, 2009.  Implementation has resulted in additional disclosures included in Note 4.

In May 2008, the FASB issued updates to ASC 470 “Debt” and ASC 505 “Equity.”  The updates require that the initial debt proceeds from the sale of our convertible and exchangeable senior debentures be allocated between a liability component and an equity component in a manner that will reflect our effective nonconvertible borrowing rate.  The resulting debt discount will be amortized using the effective interest method over the period the debt is expected to be outstanding as additional interest expense.  The updates were effective for us on January 1, 2009 and required retroactive application.  Upon adoption, the Condensed Consolidated Balance Sheet as of December 31, 2008 was adjusted to reflect a reduction in debt of approximately $22.9 million for the unamortized debt discount; accumulated additional paid-in capital increased by approximately $39.5 million; and net income less than accumulated dividends increased by approximately $17.1 million.  The Condensed Consolidated Statement of Income and Comprehensive Income for the nine months ended September 30, 2008 was adjusted for incremental interest expense of $6.3 million, which reduced both earnings per common share – basic and diluted by approximately $0.07.

In November 2008, the FASB updated ASC 323 “Investments – Equity Method and Joint Ventures.”  The update requires an investment accounted for under the equity method to be evaluated and recorded in accordance with ASC 805 “Business Combinations” definition of business combinations and modeling.  The update is effective for us for equity method investments made on or after January 1, 2009.  Upon adoption, there was no material impact to our financials statements.

In April 2009, the FASB updated ASC 825, “Financial Instruments.”  The update requires annual disclosures to be made also during interim reporting periods.  Implementation has resulted in certain additional disclosures included in Note 16.

In May 2009, the FASB issued an update to ASC 855, “Subsequent Events,” which establishes general standards of accounting and disclosure for events that occur subsequent to the balance sheet date but before financial statements are issued or are available to be issued.  The update requires us to disclose the date through which we have evaluated our subsequent events and the basis for that date.  Implementation has resulted in an additional disclosure included in Note 1.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (“SFAS 167”), “Amendments to FASB Interpretation No. 46(R).”  SFAS 167 was intended to improve an organization’s variable interest entity reporting.  SFAS 167 will require a change in the analysis used to determine whether an entity has a controlling financial interest in a variable interest entity.  The analysis will be used to identify the primary beneficiary of a variable interest entity.  The holder of the variable interest will be defined as the primary beneficiary if it has both the power to influence the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits.  SFAS 167 also requires additional disclosures about an entity’s variable interest entities.  This statement is effective for us on January 1, 2010.  We are currently evaluating the impact that the adoption of SFAS 167 will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (”ASU 2009-05”), “Measuring Liabilities at Fair Value.”  ASU 2009-05 provides clarification for valuing liabilities in which a quoted market price in an active market for an identical liability is not available.  The guidance also provides required techniques to determine a liability’s fair value in this circumstance.  The update is effective for us beginning October 1, 2009 and adoption of ASU 2009-05 will not materially affect our consolidated financial statements.

Note 3.              Variable Interest Entities

Management determines whether an entity is a variable interest entity (“VIE”) and, if so, determines which party is the primary beneficiary by analyzing which party absorbs a majority of the expected losses or a majority of the expected residual returns of the VIE, or both.  Significant judgments and assumptions inherent in this analysis include the design of the entity structure, the nature of the entity’s operations, future cash flow projections, the entity’s financing and capital structure, and contractual relationships and terms.  We consolidate a VIE when we have determined that we are the primary beneficiary.  Assets held by VIEs which are currently consolidated approximate $293.3 million and $241.9 million at September 30, 2009 and December 31, 2008, respectively.  Entities for which we are the primary beneficiary and we consolidate are described below.

In March 2008, we contributed 18 neighborhood/community shopping centers located in Texas with an aggregate fair value of approximately $227.5 million, and aggregating more than 2.1 million square feet, to a joint venture.  The activities of this venture principally consist of owning and operating these shopping centers.  We sold an 85% interest in this joint venture to AEW Capital Management on behalf of one of its institutional clients and received proceeds of approximately $216.1 million.  Financing totaling $154.3 million was placed on the properties and guaranteed solely by us, for tax planning purposes.  This venture is deemed to be a VIE and, due to our guaranty of the debt, we are the primary beneficiary and have consolidated this joint venture.  Our maximum exposure to loss associated with this joint venture is primarily limited to our guaranty of the debt, which was approximately $154.3 million at September 30, 2009.

We also contributed eight neighborhood/community shopping centers with an aggregate fair value of approximately $205.1 million, and aggregating approximately 1.1 million square feet, to a joint venture in November 2008.  Four of these shopping centers are located in Texas, two in Tennessee and one each in Florida and Georgia.  The activities of this venture principally consist of owning and operating these shopping centers.  We sold a 70% interest in this joint venture to Hines REIT Retail Holdings, LLC and received proceeds of approximately $121.8 million.  Financing totaling $100.0 million was placed on the properties and guaranteed solely by us, for tax planning purposes.

During the first quarter of 2009, we contributed the final four properties to the joint venture with Hines REIT Retail Holdings, LLC with an aggregate fair value of approximately $66.8 million, and aggregating approximately 0.4 million square feet.  These four shopping centers are located one each in Florida and North Carolina and two in Georgia, and we received net proceeds of approximately $20.6 million. These contributions included loan assumptions on each of the properties, which transferred secured debt totaling approximately $34.6 million to the joint venture and guaranteed solely by us.  This venture is deemed to be a VIE and, due to our guaranty of the debt, we are the primary beneficiary and have consolidated this joint venture.  Our maximum exposure to loss associated with this joint venture is primarily limited to our guaranty of the debt, which was approximately $114.0 million at September 30, 2009.

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

In addition, we have an unconsolidated joint venture with an interest in an entity which is deemed to be a VIE.  In July 2008, a 47.75%-owned unconsolidated real estate joint venture acquired an 83.34% interest in a joint venture owning a 919,000 square foot new development to be constructed in Aurora, Colorado.  The unconsolidated joint venture guaranteed the debt obtained by the acquired joint venture.  The unconsolidated joint venture’s maximum exposure to loss is limited to the guaranty of the debt, which was approximately $43.0 million at September 30, 2009.

Note 4.              Derivatives and Hedging

In order to manage our interest rate risk, we occasionally hedge the future cash flows of our debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions.  We recognize all derivatives as either assets or liabilities at fair value and have designated our current interest rate swaps as fair value hedges of fixed rate borrowings.  At September 30, 2009 and December 31, 2008, we had two interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $50.0 million that convert fixed interest payments at rates of 4.2% to variable interest payments of .3% and 2.0% at September 30, 2009 and December 31, 2008, respectively.  We have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates.

Changes in the fair value of interest rate swap contracts designated as fair value hedges, as well as changes in the fair value of the related debt being hedged, are recorded in earnings each reporting period.  For the three and nine months ended September 30, 2009 and 2008, these changes in fair value offset.

A summary of the offsetting loss or gain on the interest rate swaps is as follows (in thousands):

Income Statement Classification	Gain (Loss) on Swaps	Gain (Loss) on Borrowings

Three Months Ended September 30, 2009:
Interest expense, net	$150	$(150)

Nine Months Ended September 30, 2009:
Interest expense, net	$(1,670)	$1,670

The derivative instruments at September 30, 2009 and December 31, 2008 were reported at their fair values in other assets, net of accrued interest, of $3.2 million and $4.6 million, respectively.  We had no derivative instruments reported in other liabilities at September 30, 2009 and December 31, 2008, respectively.

As of September 30, 2009 and December 31, 2008, the balance in accumulated other comprehensive loss relating to settled cash flow interest rate contracts was $15.0 million and $16.9 million, respectively.  Amounts amortized to interest expense, net were $.6 million each during the three months ended September 30, 2009 and 2008, and $1.9 million and $.9 million during the nine months ended September 30, 2009 and 2008, respectively.  Within the next 12 months, approximately $2.5 million of the balance in accumulated other comprehensive loss is expected to be amortized to interest expense.

For the three and nine months ended September 30, 2009, the interest rate swaps decreased interest expense, net and increased net income by $.5 million and $1.3 million, respectively.  The decrease in our average interest rate of our debt was .07% and .06% for the three and nine months ended September 30, 2009, respectively.  For the three and nine months ended September 30, 2008, the interest rate swaps decreased interest expense, net and increased net income by $.1 million and $.5 million, respectively, and decreased the average interest rate of our debt by .02% for both periods.  We could be exposed to losses in the event of nonperformance by the counter-parties; however, management believes such nonperformance is unlikely.

A summary of our derivatives is as follows (in thousands):

Derivatives Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative

Three Months Ended September 30, 2009:
Cash Flow Interest Rate Contracts	Interest expense, net	$(620)
Fair Value Interest Rate Contracts			Interest expense, net	$150

Nine Months Ended September 30, 2009:
Cash Flow Interest Rate Contracts	Interest expense, net	$(1,862)
Fair Value Interest Rate Contracts			Interest expense, net	$(1,670)

Note 5.              Debt

Our debt consists of the following (in thousands):

	September 30,	December 31,
	2009	2008

Debt payable to 2030 at 4.5% to 8.8%	$2,502,032	$2,732,574
Unsecured notes payable under revolving credit agreements	190,000	383,000
Obligations under capital leases	29,725	29,725
Industrial revenue bonds payable to 2015 at 0.5% to 2.4%	3,131	3,337

Total	$2,724,888	$3,148,636

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	September 30,	December 31,
	2009	2008

As to interest rate (including the effects of interest rate swaps):
Fixed-rate debt	$2,465,988	$2,699,609
Variable-rate debt	258,900	449,027

Total	$2,724,888	$3,148,636

As to collateralization:
Unsecured debt	$1,503,897	$2,116,491
Secured debt	1,220,991	1,032,145

Total	$2,724,888	$3,148,636

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

At September 30, 2009 and December 31, 2008, the balance outstanding under the revolving credit facility was $190.0 million at a variable interest rate of 0.9% and $383.0 million at a variable interest rate of 1.6%, respectively.  We also have an agreement for a $30 million unsecured and uncommitted overnight facility with a bank that we use for cash management purposes, of which no amounts were outstanding at September 30, 2009 and December 31, 2008.  Letters of credit totaling $10.0 million and $10.1 million were outstanding under the revolving credit facility at September 30, 2009 and December 31, 2008, respectively.  The available balance under our revolving credit agreement was $375.0 million and $181.9 million at September 30, 2009 and December 31, 2008, respectively.  During the nine months ended September 30, 2009, the maximum balance and weighted average balance outstanding under these facilities were $423.0 million and $212.4 million, respectively, at a weighted average interest rate of 1.4%.  During 2008, the maximum balance and weighted average balance outstanding under both facilities combined were $503.0 million and $362.0 million, respectively, at a weighted average interest rate of 3.4%.  At September 30, 2009, we had $69.3 million invested in overnight cash instruments and none at December 31, 2008.

In May 2009, we entered into a $103 million secured loan from a major life insurance company.  The loan is for approximately 8.5 years at a fixed interest rate of 7.49% and is collateralized by four properties.  The net proceeds received were invested in short-term investments and subsequently used to settle the June tender offer discussed below.

In July 2009, we entered into a $70.8 million secured loan from a major life insurance company.  The loan is for seven years at a fixed interest rate of 7.4% and is collateralized by five properties.  In September 2009, we entered into a $57.5 million secured loan from a major life insurance company.  The loan is for 10 years at a fixed interest rate of 7.0% and is collateralized by 10 properties.  The net proceeds received from both transactions were used to reduce amounts outstanding under our $575 million revolving credit facility.

In August 2009, we sold $100 million of unsecured senior notes with a coupon of 8.1% which will mature September 15, 2019.  We may redeem the notes, in whole or in part, on or after September 15, 2014, at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest.  The net proceeds of $97.5 million were used to reduce amounts outstanding under our $575 million revolving credit facility.

In the second quarter of 2009, we repurchased and retired $82.3 million face value of our 3.95% convertible senior unsecured notes for $70.4 million, including accrued interest.  We realized an $8.9 million gain on the extinguishment of this debt.

During 2009, we made a cash tender offer for up to $427.9 million face value on a series of unsecured notes and our convertible senior unsecured notes.  We completed the first tier of the offering in June for a total face value of $102.9 million, of which $20.6 million of unsecured fixed rate medium term notes with a weighted average interest rate of 7.54% and a weighted average maturity of 1.6 years, and $82.3 million of 7% senior unsecured notes due 2011 were purchased at par by us.

In July 2009, we completed the tender offer for an additional $319.7 million face value of our 3.95% convertible senior unsecured notes due 2026, purchased for $311.1 million, including interest and expenses.  This transaction resulted in a gain of $16.5 million.

At September 30, 2009 and December 31, 2008, we have $135.2 million and $537.2 million face value of 3.95% convertible senior unsecured notes outstanding due 2026, respectively.  These bonds are recorded at a discount of $4.2 million and $22.9 million as of September 30, 2009 and December 31, 2008, respectively, resulting in an effective rate of 5.75%.  Interest is payable semi-annually in arrears on February 1 and August 1 of each year.  The debentures are convertible under certain circumstances for our common shares at an initial conversion rate of 20.3770 common shares per $1,000 of principal amount of debentures (an initial conversion price of $49.075).  In addition, the conversion rate may be adjusted if certain change in control transactions or other specified events occur on or prior to August 4, 2011.  Upon the conversion of debentures, we will deliver cash for the principal return, as defined, and cash or common shares, at our option, for the excess of the conversion value, as defined, over the principal return.  The debentures are redeemable for cash at our option beginning in 2011 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require us to repurchase their debentures for cash equal to the principal of the debentures plus accrued and unpaid interest in 2011, 2016 and 2021 and in the event of a change in control.

Subsequent to September 30, 2009, we entered into a $26.6 million secured loan from a major bank.  The loan is for a four year term with a one year extension option at a floating interest rate of 375 basis points over LIBOR with a 1.50% LIBOR floor.  This loan is collateralized by two properties.

In November 2008, we contributed assets to a joint venture with an institutional investor.  In conjunction with this transaction, the joint venture issued $100.0 million of fixed-rate secured long-term debt with a five year term at a rate of 6.0% that we guaranteed.  The net proceeds received from the issuance of this debt were distributed to us and used to reduce amounts outstanding under our $575 million revolving credit facility.

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

Various leases and properties, and current and future rentals from those lease and properties, collateralize certain debt.  At September 30, 2009 and December 31, 2008, the carrying value of such property aggregated $2.0 billion and $1.8 billion, respectively.

Scheduled principal payments on our debt (excluding $190.0 million due under our revolving credit agreements, $21.0 million of certain capital leases, $3.2 million fair value of interest rate swaps, ($4.2) million discount on convertible bonds, and $18.4 million of non-cash debt-related items) are due during the following years (in thousands):

2009 remaining	$13,986
2010	115,934
2011	219,832
2012	342,592
2013	417,797
2014	384,475
2015	253,992
2016	215,850
2017	119,005
2018	55,040
Thereafter	357,932
Total	$2,496,435

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels.  We believe we were in compliance with all restrictive covenants as of September 30, 2009.

Note 6.              Preferred Shares

In June and July of 2008, we redeemed $120 million and $80 million of depositary shares, respectively, retiring all of the Series G Cumulative Redeemable Preferred Shares.  Each depositary share represented one-hundredth of a Series G Cumulative Redeemable Preferred Share.  These depositary shares were redeemed, at our option, at a redemption price of $25 multiplied by a graded rate per depositary share based on the date of redemption plus any accrued and unpaid dividends thereon.  Upon the redemption of these shares, the related original issuance costs of $1.9 million were reported as a deduction in arriving at net income attributable to common shareholders.  The Series G Preferred Shares paid a variable-rate quarterly dividend through July 2008 calculated on the period’s three-month LIBOR rate plus a percentage determined by the number of days outstanding.

We issued $150 million and $200 million of depositary shares on June 6, 2008 and January 30, 2007, respectively.  Each depositary share represents one-hundredth of a Series F Cumulative Redeemable Preferred Share.  The depositary shares are redeemable, in whole or in part, on or after January 30, 2012 at our option, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon.  The depositary shares are not convertible or exchangeable for any of our other property or securities.  The Series F Preferred Shares pay a 6.5% annual dividend and have a liquidation value of $2,500 per share.  Series F Preferred Shares issued in June 2008 were issued at a discount, resulting in an effective rate of 8.25%.  Net proceeds of $117.8 million and $194.0 million from the issuance in June 2008 and January 2007, respectively, were used to repay amounts outstanding under our revolving credit facilities and for other general corporate purposes.  Subsequent to the 2008 issuance, our revolving credit facilities were used to finance the partial redemption of the Series G Cumulative Redeemable Preferred Shares as described above.

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

Currently we do not anticipate redeeming either the Series E or Series D preferred shares due to current market conditions; however, no assurance can be given if conditions change.

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

Note 8.              Property

Our property consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008

Land	$932,742	$964,982
Land held for development	155,116	118,078
Land under development	33,606	101,587
Buildings and improvements	3,529,669	3,488,385
Construction in-progress	155,528	242,440

Total	$4,806,661	$4,915,472

The following carrying charges were capitalized (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Interest	$1,435	$5,236	$7,454	$15,376
Ad valorem taxes	202	627	1,190	2,032

Total	$1,637	$5,863	$8,644	$17,408

During the nine months ended September 30, 2009, we invested $41.5 million in new development projects, and we sold four shopping centers, an industrial project and six retail buildings at four operating properties.  Gross sales proceeds from these dispositions totaled $68.3 million and generated gains of $19.7 million.

An impairment charge, as described in Note 1, of $35.9 million was recognized for the nine months ended September 30, 2009 and none for the related period of 2008.

Subsequent to September 30, 2009, we sold nine operating properties, seven of which were located in Texas and one each in Arizona and North Carolina, and a retail building in Arizona, for approximately $76.9 million.

Furthermore in October 2009, we entered into an agreement to contribute six retail properties, located in Florida and Georgia, valued at approximately $160.8 million to an unconsolidated joint venture in which we will retain a 20% ownership interest.  We closed on four properties with a total value of $114.3 million.  The remaining two properties will be contributed upon the assumption of their loans.

Note 9.              Discontinued Operations

During the first nine months of 2009, we sold four shopping centers and an industrial project, four of which were located in Texas and one in North Carolina.  Also, as of September 30, 2009, we classified six properties as held for sale.  These six properties, two of which are located in Texas and New Mexico and one each in Arizona and North Carolina, had a net book value of $51.0 million as of September 30, 2009.  During 2008, one industrial center located in Texas and nine shopping centers, five of which were located in Texas, one in California and three in Louisiana, were sold.  The operating results of these properties, as well as any gains on the respective disposition, have been reclassified and reported as discontinued operations in the Condensed Consolidated Statements of Income and Comprehensive Income.  Revenues recorded in operating (loss) income from discontinued operations for the three months ended September 30, 2009 and 2008, totaled $2.8 million and $5.0 million, respectively, and $10.6 million and $19.7 million for the nine months ended September 30, 2009 and 2008, respectively.  Included in the Condensed Consolidated Balance Sheet at December 31, 2008 were $39.1 million of property and $15.0 million of accumulated depreciation related to the properties sold during the nine months ended September 30, 2009.

Discontinued operations reported in 2009 and 2008 had no debt that was required to be repaid upon their disposition.  As of September 30, 2009, a property classified as held for sale had outstanding debt of $9.1 million, which will be assumed by the purchaser.

We elected not to allocate other consolidated interest to discontinued operations because the interest savings to be realized from the proceeds of the sale of these operations were not material.

For the three and nine months ended September 30, 2009, an impairment loss of $2.4 million and $3.1 million, respectively, was reported in discontinued operations.  No impairment was recognized in the related periods of 2008.

Note 10.            Notes Receivable from Real Estate Joint Ventures and Partnerships

We have ownership interests in a number of real estate joint ventures and partnerships.  Notes receivable from these entities bear interest ranging from 2.1% to 8.0% at September 30, 2009 and 2.8% to 10.0% at December 31, 2008.  These notes are due at various dates through 2012 and are generally secured by real estate assets.  We believe these notes are fully collectible and no allowance has been recorded.  Interest income recognized on these notes was $1.2 million for both the three months ended September 30, 2009 and 2008, and $3.2 million and $2.9 million for the nine months ended September 30, 2009 and 2008, respectively.

Note 11.            Related Parties

Through our management activities and transactions with our real estate joint venture and partnerships, we had accounts receivable of $1.2 million and $2.0 million outstanding as of September 30, 2009 and December 31, 2008, respectively.  We also had accounts payable and accrued expenses of $9.8 million and $10.2 million outstanding as of September 30, 2009 and December 31, 2008, respectively.  For the three months ended September 30, 2009 and 2008, we recorded joint venture fee income of $1.3 million and $1.4 million, respectively.  For the nine months ended September 30, 2009 and 2008, we recorded joint venture fee income of $4.2 million and $4.4 million, respectively.

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

	September 30,	December 31,
	2009	2008

Combined Condensed Balance Sheets

Property	$1,970,181	$1,951,771
Accumulated depreciation	(160,541)	(129,227)
Property, net	1,809,640	1,822,544

Other assets, net	234,844	256,688

Total	$2,044,484	$2,079,232

Debt, net (primarily mortgage payables)	$438,128	$472,486
Amounts payable to Weingarten Realty Investors	337,956	248,969
Other liabilities, net	92,216	149,265
Total	868,300	870,720

Accumulated equity	1,176,184	1,208,512

Total	$2,044,484	$2,079,232

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Combined Condensed Statements of Income

Revenues, net	$42,237	$39,021	$128,261	$117,344

Expenses:
Depreciation and amortization	14,204	10,868	40,702	30,099
Interest, net	7,871	5,491	22,470	14,808
Operating	8,507	6,218	23,612	19,146
Ad valorem taxes, net	5,084	4,480	15,915	13,834
General and administrative	1,581	809	4,144	1,786
Impairment loss	6,923		6,923

Total	44,170	27,866	113,766	79,673

Gain on merchant development sales		443		933
Gain (loss) on sale of property		(3)	11	35

Net (loss) income	$(1,933)	$11,595	$14,506	$38,639

Our investment in real estate joint ventures and partnerships, as reported on our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differentials, which arose upon the transfer of assets to the joint ventures.  The basis differentials, which totaled $12.1 million both at September 30, 2009 and December 31, 2008, are generally amortized over the useful lives of the related assets.

Fees earned by us for the management of these real estate joint ventures and partnerships totaled, in millions, $1.3 and $1.4 for the three months ended September 30, 2009 and 2008, respectively, and $4.2 and $4.4 for the nine months ended September 30, 2009 and 2008, respectively.

In April 2009, we sold an unconsolidated joint venture interest in a property located in Colorado with gross sales proceeds of approximately $15.0 million, which were reduced by the release of a debt obligation of $11.7 million.

Subsequent to September 30, 2009, we entered into an agreement to contribute six retail properties, located in Florida and Georgia, valued at approximately $160.8 million to an unconsolidated joint venture in which we will retain a 20% ownership interest.  We closed on four properties with a total value of $114.3 million.  The remaining two properties will be contributed upon the assumption of their loans.

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

In August 2008, we executed a real estate limited partnership with a foreign institutional investor to purchase up to $250 million of retail properties in various states.  Our ownership in this unconsolidated real estate limited partnership is 20.1%.  As of September 30, 2009, no properties have been purchased.

In December 2008, a 50%-owned real estate joint venture was executed related to the redevelopment project in Sheridan, Colorado.  The joint venture entered into a financing arrangement totaling $6.7 million, which matures in December 2038 and is secured by its property.

Effective December 31, 2008, four previously consolidated joint venture agreements were amended, which triggered a reconsideration event and resulted in the deconsolidation of these entities from our consolidated financial statements.

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

Our taxable REIT subsidiary is subject to federal, state and local income taxes.  We have recorded a federal income tax provision of $5.8 million and $.8 million during the nine months ended September 30, 2009 and 2008, respectively, and $4.1 million and $.02 million during the three months ended September 30, 2009 and 2008, respectively.  Also, a current tax receivable of $.2 million and a current tax obligation of $.6 million have been recorded at September 30, 2009 and December 31, 2008, respectively, in association with this tax.

Our deferred tax assets and liabilities, including a valuation allowance, consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008

Deferred tax assets:
Impairment loss	$13,945	$9,936
Allowance on other assets	1,428	1,363
Interest expense	2,210	861
Other	378	174

Total deferred tax assets	17,961	12,334
Valuation allowance	(9,605)
Total deferred tax assets, net of allowance	$8,356	$12,334

Deferred tax liabilities:
Straight-line rentals	$464	$152
Book-tax basis differential	3,634

Total deferred tax liabilities	$4,098	$152

We have recorded a net deferred tax asset of $8.4 million; including the benefit of $13.9 million of impairment losses, which will not be recognized until the related properties are sold.  Realization is dependent on generating sufficient taxable income in the year the property is sold.  Management believes it is more likely than not that a portion of this deferred tax asset will be not be realized and during the third quarter of 2009 established a valuation allowance of $9.6 million. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income are reduced.

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

We recorded a provision for the Texas Franchise Tax for the three months ended September 30, 2009 and 2008, of $.3 million and $.7 million, respectively, and $1.3 million and $2.2 million for the nine months ended September 30, 2009 and 2008, respectively.  The deferred tax assets associated with this tax each totaled $.1 million as of September 30, 2009 and December 31, 2008 and the deferred tax liability associated with this tax totaled $.1 million and $.2 million as of September 30, 2009 and December 31, 2008, respectively.  Also, a current tax obligation of $1.4 million and $2.4 million has been recorded at September 30, 2009 and December 31, 2008, respectively, in association with this tax.

Note 14.            Commitments and Contingencies

We participate in six real estate ventures structured as DownREIT partnerships that have properties in Arkansas, California, Georgia, North Carolina, Texas and Utah.  As a general partner, we have operating and financial control over these ventures and consolidate their operations in our consolidated financial statements.  These ventures allow the outside limited partners to put their interest to the partnership for our common shares or an equivalent amount in cash.  We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion.  We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us.  We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion.  During the nine months ended September 30, 2009 and 2008, we issued common shares valued at $6.4 million and $.4 million, respectively, in exchange for certain of these limited partnership interests or operating partnership units.  The aggregate redemption value of the operating partnership units was approximately $40 million and $46 million as of September 30, 2009 and December 31, 2008, respectively.

In January 2007, we acquired two retail properties in Arizona.  This purchase transaction includes an earnout provision of approximately $29 million that is contingent upon the subsequent development of space by the property seller.  This contingency agreement expires in 2010.  We have an estimated obligation of $4.7 million and $3.9 million recorded as of September 30, 2009 and December 31, 2008, respectively.  Since inception of this obligation, $12.5 million has been paid.  Amounts paid or accrued under such earnouts are treated as additional purchase price and capitalized to the related property.

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

Related to our investment in a redevelopment project in Sheridan, Colorado that is held in an unconsolidated real estate joint venture, we, our joint venture partner and the joint venture have each provided a guaranty for the payment of any debt service shortfalls on bonds issued in connection with the project.  The Sheridan Redevelopment Agency (“Agency”) issued $97 million of Series A bonds used for an urban renewal project.  The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales, and, to the extent necessary, any amounts we may have to provide under a guaranty.  The incremental taxes and PIF are to remain intact until the earlier of the bond liability has been paid in full or 2030 (unless such date is otherwise extended by the Agency.)  At inception on February 27, 2007, we evaluated and determined that the fair value of the guaranty is nominal to us as the guarantor.  However, a liability was recorded by the joint venture equal to net amounts funded under the bonds.

In connection with the above project, we and our joint venture partner were also signatories to a completion guaranty that required, among other things, certain infrastructure to be substantially completed and occupants of 75% of the retail space to be open for regular business as of December 31, 2008.  Under specified circumstances, the completion guaranty allowed for extension of the completion date until June 30, 2009.  At inception on February 27, 2007, we evaluated the guaranty and determined that its then fair value was nominal.  By a letter dated December 1, 2008, the guarantors requested extension of the completion date pursuant to the terms of the guaranty.  On December 16, 2008, one of the parties benefited by the guaranty filed a lawsuit against us alleging that we were not entitled to the extension and was seeking $97 million in liquidated damages together with other relief.  In July 2009, we settled the lawsuit.  Among the obligations performed or to be performed by us under the terms of the settlement are to cause the joint venture to purchase a portion of the bonds in the amount of $51.3 million at par plus accrued and unpaid interest to the date of such purchase, and to the extent that the outstanding letter of credit supporting additional bonds totaling $45.7 million with a current term of 20 months is not replaced by an alternate letter of credit issued by another qualified provider on or before July 21, 2010, we will be obligated to provide up to 103% of the outstanding stated amount of the letter of credit as additional collateral in the form of either cash or a back-to-back letter of credit.

On July 22, 2009, as part of the settlement agreement, among other things, the lawsuit was dismissed with prejudice; we loaned $52.0 million including accrued interest and fees to the joint venture, which then purchased the bonds; and the completion guaranty was terminated.  This increased our notes receivable from real estate joint ventures and partnerships and reduced the contingent liability of $41 million recorded at December 31, 2008.

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

Note 15.            Identified Intangible Assets and Liabilities

Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	September 30,	December 31,
	2009	2008

Identified Intangible Assets:
Above-Market Leases (included in Other Assets, net)	$17,782	$17,921
Above-Market Leases – Accumulated Amortization	(11,203)	(9,771)
Below-Market Assumed Mortgages (included in Debt, net)	2,072	2,072
Below-Market Assumed Mortgages – Accumulated Amortization	(735)	(525)
Valuation of In Place Leases (included in Unamortized Debt and Lease Costs, net)	60,916	64,027
Valuation of In Place Leases – Accumulated Amortization	(32,703)	(29,104)

	$36,129	$44,620

Identified Intangible Liabilities:
Below-Market Leases (included in Other Liabilities, net)	$38,494	$38,712
Below-Market Leases – Accumulated Amortization	(21,641)	(18,265)
Above-Market Assumed Mortgages (included in Debt, net)	53,895	53,895
Above-Market Assumed Mortgages – Accumulated Amortization	(31,783)	(28,284)

	$38,965	$46,058

These identified intangible assets and liabilities are amortized over the applicable lease terms or the remaining lives of the assumed mortgages, as applicable.

The net amortization of above-market and below-market leases increased rental revenues by $.6 million and $.9 million for the three months ended September 30, 2009 and 2008, respectively, and by $2.0 million and $2.6 million for the nine months ended September 30, 2009 and 2008, respectively.  The estimated net amortization of these intangible assets and liabilities will increase net rental revenues for each of the next five years as follows (in thousands):

2009 remaining	$729
2010	1,858
2011	1,361
2012	1,113
2013	966

The amortization of the in place lease intangible recorded in depreciation and amortization, was $1.7 million and $1.9 million for the three months ended September 30, 2009 and 2008, respectively, and $6.6 million and $6.4 million for the nine months ended September 30, 2009 and 2008, respectively.  The estimated amortization of this intangible asset will increase depreciation and amortization for each of the next five years as follows (in thousands):

2009 remaining	$1,591
2010	5,666
2011	4,416
2012	3,543
2013	2,741

The amortization of above-market and below-market assumed mortgages decreased net interest expense by $1.1 million and $1.2 million for the three months ended September 30, 2009 and 2008, respectively, and by $3.3 million and $4.5 million for the nine months ended September 30, 2009 and 2008, respectively.  The estimated amortization of these intangible assets and liabilities will decrease net interest expense for each of the next five years as follows (in thousands):

2009 remaining	$1,048
2010	3,713
2011	2,416
2012	1,242
2013	798

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

The fair value of our financial instruments was determined using available market information and appropriate valuation methodologies as of September 30, 2009 and December 31, 2008.

Recurring Fair Value Measurements:
Investments held in grantor trusts
These assets are valued based on publicly quoted market prices for identical assets.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counter-parties.  However, as of September 30, 2009 and December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2009

Assets:
Derivative instruments		$3,206		$3,206
Investments held in grantor trusts	$13,284			13,284
Total	$13,284	$3,206	-	$16,490

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2008

Assets:
Derivative instruments		$4,625		$4,625
Investments held in grantor trusts	$25,595			25,595
Total	$25,595	$4,625	-	$30,220

Nonrecurring Fair Value Measurements:
Property Impairments
Property is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property, including any identifiable intangible assets, site costs and capitalized interest, may not be recoverable.  In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property.  Fair values are determined by management utilizing cash flow models and market discount rates, or by obtaining third-party broker valuation estimates, appraisals or bona fide purchase offers.

Assets measured at fair value on a nonrecurring basis as of September 30, 2009, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2009	Total Gains (Losses)

Property			$97,991	$97,991	$(32,774)
Property Held for Sale		$22,200		22,200	(2,379)
Total	-	$22,200	$97,991	$120,191	$(35,153)

In accordance with our policy of evaluating and recording impairments on the disposal of long-lived assets, property, including property held for sale, with a carrying amount of $155.4 million was written down to its fair value of $120.2 million, resulting in a loss of $35.2 million, which was included in earnings for the period.  Included in the $35.2 million loss is $2.4 million, which is reported in discontinued operations.

Fair Value Disclosures:
Unless otherwise described below, all other financial instruments are carried at amounts which approximate their fair values.

Debt
The fair values of our financial instruments approximate their carrying value in our financial statements except for debt.  We estimated the fair value of our debt based on quoted market prices for publicly-traded debt and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  Fixed-rate debt with carrying values of $2.5 billion and $2.7 billion at September 30, 2009 and December 31, 2008, respectively, have fair values of approximately $2.2 billion and $2.3 billion, respectively.  Variable-rate debt with carrying values of $258.9 million and $449.0 million as of September 30, 2009 and December 31, 2008, respectively, has fair values of approximately $240.0 million and $432.1 million, respectively.

Note 17.            Share Options and Awards

We had an Employee Share Option Plan that granted options to purchase 100 common shares to every employee, excluding officers, upon completion of each five-year interval of service.  This plan was terminated effective January 1, 2008, but some awards made pursuant to it remain outstanding as of September 30, 2009.  Options granted under this plan were exercisable immediately.

We also had an Incentive Share Option Plan that provided for the issuance of up to 3.9 million common shares, either in the form of restricted shares or share options.  This plan expired in 2002, but some awards made pursuant to it remain outstanding as of September 30, 2009.  The share options granted to non-officers vest over a three-year period beginning after the grant date, and for officers vest over a seven-year period beginning two years after the grant date.

We have a Long-Term Incentive Plan for the issuance of options and share awards.  In 2006, the maximum number of common shares issuable under this plan was increased to 4.8 million common shares, of which .4 million is available for the future grant of options or awards at September 30, 2009.  This plan expires in 2011.  The share options granted to non-officers vest over a three-year period beginning after the grant date, and share options and restricted shares for officers vest over a five-year period after the grant date.  Restricted shares granted to trust managers and options or awards granted to retirement eligible employees are expensed immediately.

The grant price for the Employee Share Option Plan is equal to the closing price of our common shares on the date of grant.  The grant price of the Long-Term Incentive Plan is calculated as an average of the high and low of the quoted fair value of our common shares on the date of grant.  In both plans, these options expire upon the earlier of termination of employment or 10 years from the date of grant.  In the Long-Term Incentive Plan, restricted shares for officers and trust managers are granted at no purchase price.  Our policy is to recognize compensation expense for equity awards ratably over the vesting period, except for retirement eligible amounts.  For the three months ended September 30, 2009 and 2008, compensation expense, net of forfeitures, associated with share options and restricted shares totaled $1.0 million and $1.1 million, of which $.3 million was capitalized for both periods.  For the nine months ended September 30, 2009 and 2008, compensation expense, net of forfeitures, associated with share options and restricted shares totaled $2.8 million and $3.8 million, of which $.8 million and $1.0 million was capitalized, respectively.

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

	Nine Months Ended
	September 30,
	2009	2008

Fair value per share	$1.99	$3.07
Dividend yield	5.2%	5.1%
Expected volatility	31.3%	18.8%
Expected life (in years)	6.2	6.2
Risk-free interest rate	1.7%	2.8%

Following is a summary of the share option activity for the nine months ended September 30, 2009:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Outstanding, January 1, 2009	3,317,655	$32.96
Granted	1,182,252	11.85
Forfeited or expired	(45,456)	24.57
Outstanding, September 30, 2009	4,454,451	$27.45

No options were exercised during the first nine months of 2009.  The total intrinsic value of options exercised for the three months and nine months ended September 30, 2008 was $.9 million and $2.2 million, respectively.  As of September 30, 2009 and December 31, 2008, there was approximately $3.7 million and $3.4 million, respectively, of total unrecognized compensation cost related to unvested share options, which is expected to be amortized over a weighted average of 2.2 years and 1.7 years, respectively.

The following table summarizes information about share options outstanding and exercisable at September 30, 2009:

	Outstanding				Exercisable
		Weighted					Weighted
		Average	Weighted	Aggregate		Weighted	Average	Aggregate
		Remaining	Average	Intrinsic		Average	Remaining	Intrinsic
Range of		Contractual	Exercise	Value		Exercise	Contractual	Value
Exercise Prices	Number	Life	Price	(000’s)	Number	Price	Life	(000’s)

$11.85 - $17.78	1,160,530	9.4 years	$11.85

$17.79 - $26.69	882,917	2.3 years	$22.11		822,163	$21.93	2.2 years

$26.70 - $40.05	1,926,968	6.5 years	$34.25		1,125,342	$34.67	5.6 years

$40.06 - $49.62	484,036	7.2 years	$47.46		211,367	$47.47	7.2 years

Total	4,454,451	6.5 years	$27.45	$-	2,158,872	$31.07	4.5 years	$-

A summary of the status of unvested restricted share awards for the nine months ended September 30, 2009 is as follows:

	Unvested
	Restricted	Weighted
	Share	Average Grant
	Awards	Date Fair Value

Outstanding, January 1, 2009	167,402	$36.54
Granted	288,979	12.20
Vested	(56,212)	20.94
Forfeited	(5,388)	19.52
Outstanding, September 30, 2009	394,781	$21.18

As of September 30, 2009 and December 31, 2008, there was approximately $5.2 million and $4.1 million, respectively, of total unrecognized compensation cost related to unvested restricted share awards, which is expected to be amortized over a weighted average of 2.6 years and 2.3 years, respectively.

Note 18.            Employee Benefit Plans

We sponsor a noncontributory qualified retirement plan and a separate and independent nonqualified supplemental retirement plan for certain employees.  The components of net periodic benefit costs for both plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Service cost	$935	$638	$2,690	$2,176
Interest cost	796	730	2,219	2,425
Expected return on plan assets	(331)	(469)	(860)	(1,420)
Prior service cost	(33)	(30)	(86)	(91)
Recognized loss (gain)	286	(33)	743	(95)

Total	$1,653	$836	$4,706	$2,995

For the nine months ended September 30, 2009 and 2008, we contributed $4.9 million and $2.0 million, respectively, to the qualified retirement plan.  Currently, we do not anticipate making any additional contributions to this plan during 2009.

We have a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the Internal Revenue Service.  We match employee contributions at the rate of $.50 per $1.00 for the first 6% of the employee's salary.  The employees vest in the employer contributions ratably over a five year period.  Compensation expense related to the plan was $.2 million for both the three months ended September 30, 2009 and 2008 and $.7 million for both the nine months ended September 30, 2009 and 2008.

We have an Employee Share Purchase Plan under which 562,500 of our common shares have been authorized for issuance.  These shares, as well as common shares purchased by us on the open market, are made available for sale to employees at a discount of 15% from the quoted market price as defined by the plan.  Shares purchased by the employee under the plan are restricted from being sold for two years from the earlier of the date of purchase or until termination of employment.  During the nine months ended September 30, 2009 and 2008, a total of 54,328 and 28,063 common shares were purchased for the employees at an average per share price of $10.25 and $29.15, respectively.

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

Note 19.            Noncontrolling Interests

The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008

Net income adjusted for noncontrolling interests	$89,607	$146,267
Transfers from the noncontrolling interests:
Increase in equity for operating partnership units	6,400	368
Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$96,007	$146,635

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

Information concerning our reportable segments is as follows (in thousands):

	Shopping
	Center	Industrial	Other	Total

Three Months Ended September 30, 2009:
Revenues	$129,155	$13,619	$1,770	$144,544
Net Operating Income (Loss)	91,490	9,162	(116)	100,536
Equity in (Loss) Earnings of Real Estate Joint Ventures and Partnerships, net	(4,963)	312	(112)	(4,763)

Three Months Ended September 30, 2008:
Revenues	$137,202	$14,611	$2,154	$153,967
Net Operating Income	97,281	10,358	316	107,955
Equity in (Loss) Earnings of Real Estate Joint Ventures and Partnerships, net	4,981	265	(95)	5,151

Nine Months Ended September 30, 2009:
Revenues	$387,189	$41,711	$5,527	$434,427
Net Operating Income	274,089	28,962	350	303,401
Equity in (Loss) Earnings of Real Estate Joint Ventures and Partnerships, net	2,188	774	(179)	2,783

Nine Months Ended September 30, 2008:
Revenues	$402,860	$42,236	$6,502	$451,598
Net Operating Income	287,740	29,967	2,120	319,827
Equity in (Loss) Earnings of Real Estate Joint Ventures and Partnerships, net	14,670	971	(104)	15,537

As of September 30, 2009:
Investment in Real Estate Joint Ventures and Partnerships, net	$272,860	$38,493	$-	$311,353
Total Assets	3,598,283	362,704	1,076,311	5,037,298

As of December 31, 2008:
Investment in Real Estate Joint Ventures and Partnerships, net	$318,003	$39,631	$-	$357,634
Total Assets	3,747,037	348,691	1,018,484	5,114,212

Net operating income reconciles to Income from Continuing Operations as shown on the Condensed Consolidated Statements of Income and Comprehensive Income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Total Segment Net Operating Income	$100,536	$107,955	$303,401	$319,827
Depreciation and Amortization	(37,159)	(35,368)	(112,836)	(115,281)
Impairment Loss	(32,774)		(32,774)
General and Administrative	(6,178)	(5,816)	(19,198)	(19,774)
Interest Expense, net	(36,431)	(40,878)	(115,247)	(118,724)
Interest and Other Income, net	3,596	1,171	8,504	3,919
Gain on Redemption of Convertible Senior Unsecured Notes	16,453		25,311
Equity in (Loss) Earnings of Real Estate Joint Ventures and Partnerships, net	(4,763)	5,151	2,783	15,537
Gain on Merchant Development Sales	491	1,418	18,619	8,240
Provision for Income Taxes	(4,364)	(701)	(7,071)	(2,991)

(Loss) Income from Continuing Operations	$(593)	$32,932	$71,492	$90,753

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

We operate a portfolio of rental properties which includes neighborhood and community shopping centers and industrial properties of approximately 72.3 million square feet.  We have a diversified tenant base with our largest tenant comprising only 2.6% of total rental revenues during 2009.

Our long-term strategy is to focus on increasing funds from operations (“FFO”) and shareholder value.  We do this through hands-on leasing, management and selected redevelopment of the existing portfolio of properties, through disciplined growth from selective acquisitions and new developments, and through the disposition of assets that no longer meet our ownership criteria.  We do this while remaining committed to maintaining a conservative balance sheet, a well-staggered debt maturity schedule and strong credit agency ratings.  During 2009, the depressed economic environment and capital markets caused us to refocus our efforts on maintaining our operating properties at current levels and managing our capital resources to ensure adequate liquidity needed to address our upcoming debt maturities.  Accordingly, we have taken a number of steps in 2009 as described below:

•
We issued 32.2 million common shares of beneficial interest (“common shares”) resulting in additional liquidity of $439.1 million.  These proceeds were used to fund the repurchases through July 2009 of $504.9 million principal of unsecured fixed rate medium term notes, 7% senior unsecured notes and 3.95% convertible senior unsecured notes, significantly reducing our debt maturities for the years 2009 through 2011.  Although our 3.95% convertible senior unsecured notes do not mature until 2026, we believe market conditions make it highly probable they will be put back to us in 2011.

•	We issued $267.6 million of secured debt, including $26.6 million subsequent to September 30, 2009.
•	We issued $100.0 million of unsecured notes payable.
•	We entered into a joint venture to which we have or will contribute six properties valued at $160.8 million and to date have received net proceeds of approximately $85.9 million.
•	We have sold operating and merchant build properties for approximately $193.1 million.

As a result of these transactions, we have built adequate levels of liquidity and reduced our debt maturities to very manageable levels.  We were able to reduce our debt maturities (including our revolver balance and the 3.95% unsecured convertible debt due in 2026 with put options in 2011) in 2009, 2010 and 2011 from $1.4 billion at December 31, 2008 to $482.9 million as of October 31, 2009, which, at this time, we are highly confident can be refinanced or extinguished upon maturity.  As of October 31, 2009, no amounts were outstanding under our revolving credit facility.

We strive to maintain a strong, conservative capital structure, which provides ready access to a variety of attractive capital sources.  We carefully balance obtaining low cost financing with minimizing exposure to interest rate movements and matching long-term liabilities with the long-term assets acquired or developed.  While the availability and pricing of capital has improved since the beginning of the year, there can be no assurance that such pricing and availability will not deteriorate in the near future.

At September 30, 2009, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 385 developed income-producing properties and 13 properties under various stages of construction and development.  The total number of centers includes 315 neighborhood and community shopping centers, 80 industrial projects and three other operating properties located in 23 states spanning the country from coast to coast.

We also owned interests in 41 parcels of land held for development that totaled approximately 36.0 million square feet.

We had approximately 7,100 leases with 5,200 different tenants at September 30, 2009.

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

In assessing the performance of our properties, management carefully tracks the occupancy of the portfolio.  The weakened economy contributed to a drop in our occupancy from 93.7% at September 30, 2008 to 91.1% at September 30, 2009.  While we will continue to monitor the economy and the effects on our retailers, we believe the significant diversification of our portfolio both geographically and by tenant base will allow us to maintain occupancy levels of above 90% as we move through the end of the year and throughout 2010, absent bankruptcies by multiple national or regional tenants.  Another important indicator of performance is the spread in rental rates on a same-space basis as we complete new leases and renew existing leases.  We completed 927 new leases or renewals during the first nine months of 2009 totaling 4.2 million square feet, increasing rental rates an average of 4.4% on a cash basis.

New Development
At September 30, 2009, we had 13 properties in various stages of development.  We have funded $241.5 million to date on these projects and, at completion, we estimate our investment to be $241.9 million, net of proceeds from land sales and tax incentive financing of $40.0 million.  These properties are slated to be completed over the next one to three years with a projected return on investment of approximately 7.3% when completed.

We have approximately $155.1 million in land held for development pending improvement in economic conditions.  Due to our analysis of current economic considerations, including the effects of tenant bankruptcies, lack of credit available to retailers and the suspension of tenant expansion plans for new development projects and declines in real estate values, our plans related to our new development properties including land held for development changed, and resulted in an impairment charge.  Impairments, primarily related to our new development activities, of $35.9 million were recognized for the nine months ended September 30, 2009.  While we will continue to monitor this market closely, we anticipate little if any investment in land held for development or new projects for the remainder of 2009.

Merchant development is a program where we acquire or develop a project with the objective of selling all or part of it, instead of retaining it in our portfolio on a long-term basis.  Disposition of land parcels are also included in this program.  We generated gains from this program during the first nine months of 2009 of approximately $18.6 million.  Our 2009 and 2010 business plans call for no additional material merchant development sales.

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

There were no acquisitions of operating properties during the first nine months of 2009, and we do not anticipate any material purchases for the remainder of the year and through the early part of 2010.

In October 2009, we entered into an agreement to contribute six retail properties, located in Florida and Georgia, valued at approximately $160.8 million to an unconsolidated joint venture in which we will retain a 20% ownership interest.  We closed on four Florida properties with a total value of $114.3 million, aggregating .8 million square feet and received net proceeds of approximately $85.9 million.  The remaining two properties will be contributed upon the assumption of their existing loans.  We sold an 80% interest in this joint venture to an institutional investor.

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

While we are not currently pursuing new joint ventures utilizing our current asset pool, we continue to pursue new joint venture relationships to provide equity for new investments.  It is uncertain whether we will be successful in completing any additional transactions in near future.

Joint venture fee income during the first nine months of 2009 was approximately $4.7 million or a decrease from the prior year of $.5 million.  This fee income is based upon revenues, net income and in some cases appraised property values.  Due to decreases in these factors at our unconsolidated joint ventures, joint venture fee income has declined.  We anticipate these fees will remain consistent with our current performance throughout the remainder of 2009.

Dispositions
Through November 6, 2009, we sold nine retail properties, five industrial properties and seven retail buildings at five operating properties, for $145.2 million.  Although the availability of debt financing for prospective acquirers has been limited in the current capital markets, we expect to continue to dispose of non-core properties during the remainder of 2009 and throughout 2010 as opportunities present themselves.  Dispositions are a key component of our liquidity strategy, and also part of our ongoing management process where we prune our portfolio of properties that do not meet our geographic or growth targets.  Dispositions provide capital, which may be recycled into properties that have barrier-to-entry locations within high growth metropolitan markets.  Over time, we expect this to produce a portfolio with higher occupancy rates and stronger internal revenue growth.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008

Revenues
Total revenues were $144.5 million in the third quarter of 2009 versus $154.0 million in the third quarter of 2008, a decrease of $9.5 million or 6.2%.  This decrease results primarily from a decrease in net rental revenues from a decline in occupancy and the deconsolidation of four joint ventures as of December 31, 2008 as a result of amendments to their operating agreements.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	September 30,
	2009	2008

Shopping Centers	92.1%	94.5%
Industrial	88.0%	91.4%
Total	91.1%	93.7%

Expenses
Total expenses for the third quarter of 2009 were $120.1 million versus $87.2 million in the third quarter of 2008, an increase of $32.9 million or 37.7%.  This increase resulted primarily from the impairment loss of $32.8 million associated with certain new development properties based on current economic conditions, changes in our new development business plans, the suspension in tenant expansion plans and declines in real estate values.  Overall, direct operating costs and expenses (operating and net ad valorem taxes) of operating our properties as a percentage of rental revenues were 31.5% and 30.7% in 2009 and 2008, respectively.

Interest Expense, net
Net interest expense totaled $36.4 million for the third quarter of 2009, down $4.4 million or 10.9% from the third quarter of 2008.  The components of net interest expense were as follows (in thousands):

	Three Months Ended
	September 30,
	2009	2008

Gross interest expense	$38,312	$45,141
Amortization of convertible bond discount	538	2,162
Over-market mortgage adjustment of acquired properties	(984)	(1,189)
Capitalized interest	(1,435)	(5,236)

Total	$36,431	$40,878

Gross interest expense totaled $38.3 million in the third quarter of 2009, down $6.8 million or 15.1% from the third quarter of 2008.  The decrease in gross interest expense was due primarily to the reduction in the average debt outstanding, relating to the retirement of the convertible notes and other unsecured debt.  For the third quarter of 2009, the weighted average debt outstanding was $2.8 billion at a weighted average interest rate of 5.4% as compared to $3.2 billion outstanding at a weighted average interest rate of 5.4% in 2008.  The decrease of $1.6 million in the amortization of convertible bond discount relates to the retirement of the convertible notes, and capitalized interest decreased $3.8 million as a result of new development stabilizations, completions and the cessation of carrying costs capitalization on several new development projects transferred to land held for development.

Interest and Other Income, net
Net interest and other income was $3.6 million in the third quarter of 2009 versus $1.2 million in the third quarter of 2008, an increase of $2.4 million or 200.0%.  This increase resulted primarily from the fair value increase of $2.7 million in the assets held in a grantor trust related to our deferred compensation plan.

Gain on Redemption of Convertible Senior Unsecured Notes
The gain of $16.5 million resulted from the purchase and cancellation of $319.7 million of our 3.95% convertible senior unsecured notes at a discount to par value.

Equity in (Loss) Earnings of Real Estate Joint Ventures and Partnerships, net
The decrease in net equity in earnings of real estate joint ventures and partnerships of $9.9 million or 192.5% is primarily attributable to impairment losses totaling $6.8 million for three new development properties.  The remaining decrease results from a decline in income from our investments due to the cessation of carrying cost capitalization on several new development properties, a decline in occupancy, a note receivable write off and completions of new development and other capital activities.

Provision for Income Taxes
The increase in the tax provision of $3.7 million is attributable primarily to our taxable REIT subsidiary for our deferred assets relating to impairment losses.  A benefit of $4.6 million was recorded, which was subsequently offset by a valuation allowance of $9.6 million.

Results of Operations

Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

Revenues
Total revenues were $434.4 million in the first nine months of 2009 versus $451.6 million in the first nine months of 2008, a decrease of $17.2 million or 3.8%.  This decrease resulted from a decrease in net rental revenues of $19.2 million, which is offset by an increase in other income of $2.0 million.

This decrease in net rental revenues resulted primarily from a decline in occupancy, an increase in bad debts expense of $1.0 million from write-offs associated with the weakened economy and the deconsolidation of four joint ventures as of December 31, 2008 as a result of amendments to their operating agreements.  The increase in other income resulted primarily from an increase in lease cancellation income from various tenants.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	September 30,
	2009	2008

Shopping Centers	92.1%	94.5%
Industrial	88.0%	91.4%
Total	91.1%	93.7%

Expenses
Total expenses in the first nine months of 2009 were $295.8 million versus $266.8 million in the first nine months of 2008, an increase of $29.0 million or 10.9%.  This increase resulted primarily from the impairment loss of $32.8 million associated with certain new development properties based on current economic conditions, changes in our new development business plans, the suspension in tenant expansion plans and declines in real estate values.  Offsetting this increase of $32.8 million is a decrease in depreciation and amortization expense of $2.4 million, which resulted primarily from an acceleration of depreciation in the amount of $13.0 million for redevelopment activities in 2008, which is offset by the completions of our new developments and other capital activities in 2009.  Overall, direct operating costs and expenses (operating and net ad valorem taxes) of operating our properties as a percentage of rental revenues were 31.0% and 29.9% in 2009 and 2008, respectively.

Interest Expense, net
Net interest expense totaled $115.2 million in the first nine months of 2009, down $3.5 million or 2.9% from the first nine months of 2008.  The components of net interest expense were as follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008

Gross interest expense	$121,364	$132,026
Amortization of convertible bond discount	4,426	6,386
Over-market mortgage adjustment of acquired properties	(3,089)	(4,312)
Capitalized interest	(7,454)	(15,376)

Total	$115,247	$118,724

Gross interest expense totaled $121.4 million in the first nine months of 2009, down $10.7 million or 8.1% from the first nine months of 2008.  The decrease in gross interest expense was due primarily to the reduction in the average debt outstanding, relating to the retirement of the convertible notes and other unsecured debt.  For the first nine months of 2009, the weighted average debt outstanding was $2.9 billion at a weighted average interest rate of 5.4% as compared to $3.2 billion outstanding at a weighted average interest rate of 5.5% in 2008.  The decrease of $2.0 million in the amortization of convertible bond discount relates to the retirement of the convertible notes, and capitalized interest decreased $7.9 million as a result of new development stabilizations, completions and the cessation of carrying costs capitalization on several new development projects transferred to land held for development.

Interest and Other Income, net
Net interest and other income was $8.5 million in the first nine months of 2009 versus $3.9 million in the first nine months of 2008, an increase of $4.6 million or 117.9%.  This increase resulted primarily from the fair value increase of $4.8 million in the assets held in a grantor trust related to our deferred compensation plan.

Gain on Redemption of Convertible Senior Unsecured Notes
The gain of $25.3 million resulted from the purchase and cancellation of $402.0 million of our 3.95% convertible senior unsecured notes at a discount to par value.

Equity in (Loss) Earnings of Real Estate Joint Ventures and Partnerships, net
The decrease in net equity in earnings of real estate joint ventures and partnerships of $12.8 million or 82.1% is primarily attributable to impairment losses totaling $6.8 million for three new development properties.  The remaining decrease results from a decline in income from our investments due to the cessation of carrying cost capitalization on several new development properties, a decline in occupancy, a note receivable write off and completions of new development and other capital activities.

Gain on Merchant Development Sales
Gain on merchant development sales of $18.6 million in the first nine months of 2009 resulted primarily from the gain on sale of a land parcel in New Mexico, sale of an unconsolidated joint venture interest for a shopping center in Colorado and the sale of an industrial building in Texas.  The gain on merchant development sales of $8.2 million in the first nine months of 2008 resulted primarily from the sale of 21 land parcels plus the realization of a deferred gain totaling $2.1 million that related to a prior year sale of a land parcel.

Provision for Income Taxes
The increase in the tax provision of $4.1 million is attributable primarily to our taxable REIT subsidiary for our deferred assets relating to impairment losses.  A benefit of $4.6 million was recorded, which was subsequently offset by a valuation allowance of $9.6 million.

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

Capital Resources and Liquidity

Our primary liquidity needs are paying our common and preferred dividends, maintaining and operating our existing properties, paying our debt service costs and funding our existing new development program.  We anticipate that cash flows from operating activities primarily in the form of rental revenues will provide all our capital needs including: common and preferred dividends, debt service costs, our current new development program and the capital necessary to maintain and operate our existing properties.  While our occupancy is projected to remain around the 91% level during the remainder of 2009 and 2010, the operating cash flow generated at that occupancy should remain adequate to provide capital for these liquidity needs.

The primary sources of capital for funding any debt maturities and acquisitions are our revolving credit facility; proceeds from both secured and unsecured debt issuances; proceeds from common and preferred capital issuances; cash generated from the sale of property and the formation of joint ventures; and cash flow generated by our operating properties.  Amounts outstanding under the revolving credit facility are retired as needed with proceeds from the issuance of long-term debt, common and preferred equity, cash generated from disposition of properties and cash flow generated by our operating properties.  As of September 30, 2009, $190.0 million was outstanding under our $575 million revolving credit facility.  As of October 31, 2009, we had no amounts outstanding under this facility.

The credit market turmoil affected our ability to obtain additional capital earlier in the year; however, we have been able to complete transactions thereby significantly improving our overall liquidity.  As described under Investing Activities and Financing Activities below, through October 31, 2009, we completed: 1) an offering for 32.2 million common shares with net proceeds totaling $439.1 million, 2) concurrent with the offering, we reduced our quarterly dividend rate per share from $.525 to $.25 which commenced with the second quarter 2009 distribution; 3) contributions of property to two joint ventures that provided $106.5 million in cash; 4) dispositions including merchant development sales of $176.4 million; and 5) secured and unsecured loans totaling $267.6 million and $100.0 million, respectively.  We currently plan on obtaining additional secured debt in the retail joint venture we closed subsequent to quarter end.  If investment opportunities present themselves, we may consider adding some additional debt as long as we maintain acceptable overall levels of leverage.  There can be no assurance that we will obtain debt on terms acceptable to us.  We presently have $82.8 million of dispositions under contract or under letters of intent, $50.5 million of which was deemed to be held for sale at September 30, 2009.  Additionally, we have more than $90 million of individual properties currently being marketed for sale.  There can be no assurance that these transactions can be completed as planned.

Our 2009 annual business plan reflects cost reductions, cutbacks in new development expenditures and minimal operational growth from existing properties, as well as fully funding all new development and other capital needs including the $97 million of principal debt payments due in 2009, of which $80 million has been paid.

We have repositioned our future debt maturities to manageable levels.  During the second quarter of 2009, we repurchased $82.3 million principal amount of our 3.95% convertible senior unsecured notes.  In addition, we issued a tender offer for up to $427.9 million aggregate principal amount of a series of unsecured notes and our 3.95% convertible senior unsecured notes.  As a result of the tender offer, we repurchased $102.9 million principal amount of our unsecured notes and $319.7 million principal amount of our 3.95% convertible senior unsecured notes.  These transactions were primarily funded with excess cash from our April 2009 equity issuance and our $575 million revolving credit facility.

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

We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships.  Off balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $362.4 million of which our ownership percentage is $113.0 million at September 30, 2009.  Scheduled principal payments on this debt at 100% are as follows (in millions):

Remaining 2009	$1.6
2010	47.6
2011	17.5
2012	19.3
2013	47.9
2014	50.7
Thereafter	177.8

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

Investing Activities

Acquisitions and Joint Ventures
Retail Properties.
There were no acquisitions of retail properties during the first nine months of 2009.

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

In October 2009, we contributed four Florida properties with an aggregate value of approximately $114.3 million, and aggregating .8 million square feet, to an unconsolidated real estate joint venture.  We sold an 80% interest in this joint venture to an institutional investor, and we received net proceeds of $85.9 million.  Two additional properties will also be contributed to the joint venture subject to the completion of debt assumptions.

Industrial Properties.
There were no acquisitions of industrial properties during the first nine months of 2009.

Dispositions
Retail Properties.
During the first nine months of 2009, we sold four shopping centers, three of which were located in Texas and one in North Carolina.  Also, we sold six retail buildings at four operating properties, two of which were located in Louisiana and four in Nevada.  Gross sales proceeds from these dispositions totaled $64.7 million and generated gains of $20.0 million.

Subsequent to September 30, 2009, we sold five operating properties, three of which were located in Texas and one each in Arizona and North Carolina, and a retail building in Arizona, for approximately $60.5 million.

Industrial Properties.
During the first nine months of 2009, an industrial property located in Texas was sold for $3.6 million.

Subsequent to September 30, 2009, we sold four Texas industrial properties for approximately $16.4 million.

Merchant Development.
During the first nine months of 2009, we sold four land parcels, two of which were located in Texas and one each in Arizona and New Mexico.  Also, we sold an industrial building located in Texas and an unconsolidated joint venture interest in a shopping center located in Colorado.  Gross sales proceeds from these dispositions totaled $47.9 million, which were reduced by the release of a debt obligation of $11.7 million, and generated gains of $18.6 million.

New Development and Capital Expenditures
At September 30, 2009, we had 13 projects under construction or in preconstruction stages with a total square footage of approximately 3.4 million.  These properties are slated to be completed over the next one to three years, and we expect our investment on these properties to be $241.9 million, net of proceeds from land sales and tax incentive financing of $40.0 million.

Our new development projects are financed initially under our revolving credit facilities, using available cash generated from both secured and unsecured debt issuances, from common and preferred capital issuances and from dispositions of properties.

Capital expenditures for additions to the existing portfolio, acquisitions, new development and our share of investments in unconsolidated real estate joint ventures and partnerships totaled $129.5 million and $331.5 million for the first nine months of 2009 and 2008, respectively.  We have entered into commitments aggregating $58.1 million comprised principally of construction contracts which are generally due in 12 to 36 months.

Financing Activities

Debt
Total debt outstanding was $2.7 billion at September 30, 2009.  Total debt at September 30, 2009 included $2.5 billion of which interest rates are fixed and $258.9 million, including the effect of $50 million of interest rate swaps, that bears interest at variable rates.  Additionally, debt totaling $1.2 billion was secured by operating properties while the remaining $1.5 billion was unsecured.  At September 30, 2009, we had $69.3 million invested in overnight cash instruments.

We have a $575 million unsecured revolving credit facility held by a syndicate of banks.  This unsecured revolving facility expires in February 2010 and provides a one year extension option available at our request.  Borrowing rates under this facility float at a margin over LIBOR, plus a facility fee.  The borrowing margin and facility fee, which are currently 60.0 and 15.0 basis points, respectively, are priced off a grid that is tied to our senior unsecured credit rating.  This facility includes a competitive bid feature where we are allowed to request bids for borrowings up to $287.5 million from the syndicate banks.  As of October 31, 2009, no amounts were outstanding under this facility. The available balance under our revolving credit facility was $565.0 million at October 31, 2009, which is net of $10.0 million in outstanding letters of credit.  We have begun negotiations to extend our unsecured revolving credit facility.  We believe we could extend the facility at the current commitment level; however, we anticipate the renewed facility will be at an amount less then the current level of $575 million.

We believe we were in full compliance with all our covenants as of September 30, 2009.  Our four most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage ratios.  These ratios as defined in our agreements were as follows at September 30, 2009:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	46.3%
Secured Debt to Asset Ratio	Less than 30.0%	21.3%
Fixed Charge Ratio	Greater than 1.5	1.94
Unencumbered Interest Ratio	Greater than 2.0	3.01

As of September 30, 2009, we had two interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $50.0 million that convert fixed interest payments at rates of 4.2% to variable interest payments of .3% at September 30, 2009.  We could be exposed to losses in the event of nonperformance by the counter-parties; however, management believes such nonperformance is unlikely.

In May 2009, we entered into a $103 million secured loan from a major life insurance company.  The loan is for approximately 8.5 years at an interest rate of 7.49% and is collateralized by four properties.

In August 2009, we sold $100 million of unsecured senior notes with a coupon of 8.1% which will mature September 15, 2019.  We may redeem the notes, in whole or in part, on or after September 15, 2014, at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest.  The notes were issued in denominations of $20 and integral multiples thereof and are listed on the New York Stock Exchange under the symbol “WRD”.  The net proceeds of $97.5 million were used to reduce amounts outstanding under our $575 million revolving credit facility.

During the third quarter of 2009, we entered into a $70.8 million secured loan from a major life insurance company.  The loan is for seven years at a fixed interest rate of 7.4% and is collateralized by five properties.  In addition, we entered into a $57.5 million secured loan from a major life insurance company.  The loan is for 10 years at a fixed interest rate of 7.0% and is collateralized by 10 properties.  The net proceeds received from both transactions were used to reduce amounts outstanding under our $575 million revolving credit facility.

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

During 2009, we made a cash tender offer for up to $427.9 million face value on a series of unsecured notes and our convertible senior unsecured notes.  We completed the first tier of the offering in June for a total face value of $102.9 million, of which $20.6 million of unsecured fixed rate medium term notes with a weighted average interest rate of 7.54% and a weighted average maturity of 1.6 years, and $82.3 million of 7% senior unsecured notes due 2011 were purchased at par by us.

In July 2009, we completed the tender offer for an additional $319.7 million face value of our 3.95% convertible senior unsecured notes due 2026, at 95% of par purchased for approximately for $311.1 million, including interest and expenses.  This transaction resulted in a gain of $16.5 million, and the face value of our 3.95% convertible senior unsecured notes of $135.2 million remain outstanding.

Subsequent to September 30, 2009, we entered into a $26.6 million secured loan from a major bank.  The loan is for a four year term with a one year extension option at a floating interest rate of 375 basis points over LIBOR with a 1.50% LIBOR floor.  This loan is collateralized by two properties.

Equity
Common and preferred dividends were $130.4 million in the first nine months of 2009.  The quarterly dividend rate for our common shares was $.25 during the three months ended September 30, 2009.  Our dividend payout ratio on common equity for the three and nine months ended September 30, 2009 approximated 100.7% and 63.7%, respectively, based on FFO for the respective period.  These ratios are inclusive of the non-cash transactions including impairment charges and the gain on the redemption of the convertible senior unsecured notes in the respective period.

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

Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including our credit facilities.  We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center.  In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business.  The table below excludes obligations related to our new development projects.  We have entered into commitments aggregating $58.1 million comprised principally of construction contracts which are generally due in 12 to 36 months.  The following table summarizes our primary contractual obligations as of September 30, 2009 (in thousands):

	Remaining
	2009	2010	2011	2012	2013	Thereafter	Total
Mortgages and Notes Payable: (1)
Unsecured Debt	$24,446	$308,207	$195,371	$255,945	$222,398	$937,833	$1,944,200
Secured Debt	31,271	146,071	160,419	203,239	192,647	874,900	1,608,547

Ground Lease Payments	892	3,528	3,439	3,251	3,222	129,400	143,732

Other Obligations (2)	37,870	33,546					71,416

Total Contractual Obligations	$94,479	$491,352	$359,229	$462,435	$418,267	$1,942,133	$3,767,895

_______________
(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at September 30, 2009 excluding the effect of interest rate swaps, as they are currently in a net receivable position.

(2)
Other obligations include only 2009 income and ad valorem tax payments, contributions to our retirement plan and other employee payments.  Severance and change in control agreements have not been included as the amounts and payouts are not anticipated.

Off Balance Sheet Arrangements

As of September 30, 2009, none of our off balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources.  Letters of credit totaling $10.0 million and $10.1 million were outstanding under the revolving credit facility at September 30, 2009 and December 31, 2008, respectively.

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

Related to our investment in a redevelopment project in Sheridan, Colorado that is held in an unconsolidated real estate joint venture, we, our joint venture partner and the joint venture have each provided a guaranty for the payment of any debt service shortfalls on bonds issued in connection with the project.  The Sheridan Redevelopment Agency (“Agency”) issued $97 million of Series A bonds used for an urban renewal project.  The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales, and, to the extent necessary, any amounts we may have to provide under a guaranty.  The incremental taxes and PIF are to remain intact until the earlier of the bond liability has been paid in full or 2030 (unless such date is otherwise extended by the Agency.)  At inception on February 27, 2007, we evaluated and determined that the fair value of the guaranty is nominal to us as the guarantor.  However, a liability was recorded by the joint venture equal to net amounts funded under the bonds.

In connection with the above project, we and our joint venture partner were also signatories to a completion guaranty that required, among other things, certain infrastructure to be substantially completed and occupants of 75% of the retail space to be open for regular business as of December 31, 2008.  Under specified circumstances, the completion guaranty allowed for extension of the completion date until June 30, 2009.  At inception on February 27, 2007, we evaluated the guaranty and determined that its then fair value was nominal.  By a letter dated December 1, 2008, the guarantors requested extension of the completion date pursuant to the terms of the guaranty.  On December 16, 2008, one of the parties benefited by the guaranty filed a lawsuit against us alleging that we were not entitled to the extension and was seeking $97 million in liquidated damages together with other relief.  In July 2009, we settled the lawsuit.  Among the obligations performed or to be performed by us under the terms of the settlement are to cause the joint venture to purchase a portion of the bonds in the amount of $51.3 million at par plus accrued and unpaid interest to the date of such purchase, and to the extent that the outstanding letter of credit supporting additional bonds totaling $45.7 million with a current term of 20 months is not replaced by an alternate letter of credit issued by another qualified provider on or before July 21, 2010, we will be obligated to provide up to 103% of the outstanding stated amount of the letter of credit as additional collateral in the form of either cash or a back-to-back letter of credit.

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

In July 2008, a 47.75%-owned unconsolidated real estate joint venture acquired an 83.34% interest in a joint venture owning a 919,000 square foot new development to be constructed in Aurora, Colorado.  The acquired joint venture is a variable interest entity to the unconsolidated joint venture since it provided a guaranty on debt obtained by the acquired joint venture, which was approximately $43.0 million at September 30, 2009.  We have evaluated and determined that the fair value of the guaranty both at inception and September 30, 2009 was nominal.

In August 2008, we executed a real estate limited partnership with a foreign institutional investor to purchase up to $250 million of retail properties in various states.  Our ownership in this unconsolidated real estate limited partnership is 20.1%.  As of September 30, 2009, no properties had been purchased.

Funds from Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) available to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of operating real estate assets and extraordinary items, plus depreciation and amortization of operating properties, including our share of unconsolidated real estate joint ventures and partnerships.  We calculate FFO in a manner consistent with the NAREIT definition.

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

FFO is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net (loss) income attributable to common shareholders	$(9,384)	$26,936	$63,000	$118,575
Depreciation and amortization	35,646	34,282	109,446	114,535
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	4,850	3,137	13,415	8,698
Gain on sale of property	(1,383)	(4,470)	(19,736)	(53,437)
(Gain) loss on sale of property of unconsolidated real estate joint ventures and partnerships		2	(4)	(12)
Funds from operations	29,729	59,887	166,121	188,359
Funds from operations attributable to operating partnership units

Funds from operations assuming conversion of OP units	$29,729	$59,887	$166,121	$188,359

Weighted average shares outstanding - basic	119,384	83,795	106,186	83,739
Effect of dilutive securities:
Share options and awards		521	559	549
Operating partnership units

Weighted average shares outstanding - diluted	119,384	84,316	106,745	84,288

Newly Issued Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167 (“SFAS 167”), “Amendments to FASB Interpretation No. 46(R).”  SFAS 167 was intended to improve an organization’s variable interest entity reporting.  SFAS 167 will require a change in the analysis used to determine whether an entity has a controlling financial interest in a variable interest entity.  The analysis will be used to identify the primary beneficiary of a variable interest entity.  The holder of the variable interest will be defined as the primary beneficiary if it has both the power to influence the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits.  SFAS 167 also requires additional disclosures about an entity’s variable interest entities.  This statement is effective for us on January 1, 2010.  We are currently evaluating the impact that the adoption of SFAS 167 will have on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (”ASU 2009-05”), “Measuring Liabilities at Fair Value.”  ASU 2009-05 provides clarification for valuing liabilities in which a quoted market price in an active market for an identical liability is not available.  The guidance also provides required techniques to determine a liability’s fair value in this circumstance.  The update is effective for us beginning October 1, 2009 and adoption of ASU 2009-05 will not materially affect our consolidated financial statements.

ITEM 3.             Quantitative and Qualitative Disclosures About Market Risk

We use fixed and floating-rate debt to finance our capital requirements.  These transactions expose us to market risk related to changes in interest rates.  Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions.  These swap agreements expose us to credit risk in the event of non-performance by the counter-parties to the swaps.  We do not engage in the trading of derivative financial instruments in the normal course of business.  At September 30, 2009, we had fixed-rate debt of $2.5 billion and variable-rate debt of $258.9 million, after adjusting for the net effect of $50 million notional amount of interest rate swaps.  At December 31, 2008, we had fixed-rate debt of $2.7 billion and variable-rate debt of $449.0 million, after adjusting for the net effect of $50 million notional amount of interest rate swaps.  In the event interest rates were to increase 100 basis points, annual net income and cash flows would decrease by approximately $4.6 million and $10.2 million based upon the variable-rate debt and notes receivable outstanding at September 30, 2009 and December 31, 2008, respectively, and the fair value of fixed-rate debt at September 30, 2009 and December 31, 2008 would decrease by $108.8 million and $143.3 million, respectively.

ITEM 4.             Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2009.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.          Risk Factors

Our credit ratings may not reflect all risks of an investment in the 8.10% notes and there is no protection in the indenture for holders of the notes in the event of a ratings downgrade.

Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due.   Consequently, real or anticipated changes in our credit ratings will generally affect the fair value of the 8.10% notes.  These credit ratings may not reflect the potential impact of risks relating to structure or marketing of the 8.10% notes.  Credit ratings are not a recommendation to buy, sell or hold any security, and may be revised or withdrawn at any time by the issuing organization in its sole discretion.  Neither we nor any underwriter undertakes any obligation to maintain the ratings or to advise holders of our notes of any change in ratings.  Each agency’s rating should be evaluated independently of any other agency’s rating.

If an active trading market is not maintained for the 8.10% notes, the ability to sell the notes or to sell the notes at a price that is deemed sufficient may be restricted.

The 8.10% notes are a new issue of securities with no established trading market.  Although we have listed the notes on the New York Stock Exchange under the symbol “WRD,” we cannot assure that the market will be maintained which could lead to difficulties in selling the notes.  Even if a market was to be maintained, the notes could trade at prices which may be higher or lower than the initial offering price depending on many factors independent of our creditworthiness, including, among other things:

▪	The time remaining to the maturity of the notes;
▪	Their subordination to our existing and future liabilities;
▪	The outstanding principal amount of the notes; and
▪	The level, direction and volatility of market interest rates generally.

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

As a result of the ongoing market volatility and declining market conditions, for the nine months ended September 30, 2009, we recognized non-cash impairment charges of approximately $35.9 million and for the year ended December 31, 2008, we recognized non-cash impairment charges of approximately $52.5 million.

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

DATE:       November 6, 2009

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
Form of Indenture between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor in interest to JPMorgan Chase Bank, National Association, formerly Texas Commerce Bank National Association, between WRI and Chase Bank of Texas, National Association (filed as Exhibit 4(a) to WRI's Registration Statement on Form S-3 (No. 33-57659) dated February 10, 1995 and incorporated herein by reference).

4.2	—
Form of Indenture between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor in interest to JPMorgan Chase Bank, National Association, formerly Texas Commerce Bank National Association, between WRI and Chase Bank of Texas, National Association (filed as Exhibit 4(b) to WRI's Registration Statement on Form S-3 (No. 33-57659) and incorporated herein by reference).

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

4.16	—	Form of 7% Notes due 2011 (filed as Exhibit 4.17 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
4.17	—	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to WRI’s Form 8-K on August 2, 2006 and incorporated herein by reference).
4.18		Form of 8.10% Note due 2019 (filed as Exhibit 4.1 to WRI’s Current Report on Form 8-K dated August 14, 2009 and incorporated herein by reference).
10.1†	—	The 1993 Incentive Share Plan of WRI (filed as Exhibit 4.1 to WRI’s Registration Statement on Form S-8 (No. 33-52473) and incorporated herein by reference).
10.2†	—	1999 WRI Employee Share Purchase Plan (filed as Exhibit 10.6 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.3†	—	2001 Long Term Incentive Plan (filed as Exhibit 10.7 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.4	—
Master Promissory Note in the amount of $20,000,000 between WRI, as payee, and Chase Bank of Texas, National Association (formerly, Texas Commerce Bank National Association), as maker, effective December 30, 1998 (filed as Exhibit 4.15 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

10.5†	—
Weingarten Realty Retirement Plan restated effective April 1, 2002 (filed as Exhibit 10.29 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.6†	—
First Amendment to the Weingarten Realty Retirement Plan, dated December 31, 2003 (filed as Exhibit 10.33 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.7†	—	First Amendment to the Weingarten Realty Pension Plan, dated August 1, 2005 (filed as Exhibit 10.27 on WRI’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).
10.8†	—
Mandatory Distribution Amendment for the Weingarten Realty Retirement Plan dated August 1, 2005 (filed as Exhibit 10.28 on WRI’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.9†	—
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

10.17†	—
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

10.28	—
Amendment Agreement dated November 7, 2007 to the Amended and Restated Credit Agreement (filed as Exhibit 10.34 on WRI’s Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

10.29†	—	Fifth Amendment to the Weingarten Realty Investors Deferred Compensation Plan (filed as Exhibit 10.34 to WRI’s Form 10-Q for quarter ended June 30, 2006 and incorporated herein by reference).

10.30†	—
Restatement of the Weingarten Realty Investors Supplemental Executive Retirement Plan dated August 4, 2006 (filed as Exhibit 10.35 to WRI’s Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.31†	—
Restatement of the Weingarten Realty Investors Deferred Compensation Plan dated August 4, 2006 (filed as Exhibit 10.36 to WRI’s Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.32†	—
Restatement of the Weingarten Realty Investors Retirement Benefit Restoration Plan dated August 4, 2006 (filed as Exhibit 10.37 to WRI’s Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.33†	—
Amendment No. 1 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated December 15, 2006 (filed as Exhibit 10.38 on WRI’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.34†	—
Amendment No. 1 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated December 15, 2006 (filed as Exhibit 10.39 on WRI’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.35†	—
Amendment No. 1 to the Weingarten Realty Investors Deferred Compensation Plan dated December 15, 2006 (filed as Exhibit 10.40 on WRI’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.36†	—
Amendment No. 2 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated November 9, 2007 (filed as Exhibit 10.43 on WRI’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.37†	—
Amendment No. 2 to the Weingarten Realty Investors Deferred Compensation Plan dated November 9, 2007 (filed as Exhibit 10.44 on WRI’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.38†	—
Amendment No. 2 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated November 9, 2007 (filed as Exhibit 10.45 on WRI’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.39†	—	Severance Benefit and Stay Pay Bonus Plan dated September 20, 2007 (filed as Exhibit 10.46 on WRI’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).
10.40†	—	2007 Reduction in Force Severance Pay Plan dated November 6, 2007 (filed as Exhibit 10.47 on WRI’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).
10.41†	—
Fifth Amendment to the Weingarten Realty Retirement Plan, dated August 1, 2008 (filed as Exhibit 10.48 on WRI’s Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).

10.42†	—
Amendment No. 3 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated November 17, 2008 (filed as Exhibit 10.1 on WRI’s Form 8-K on December 4, 2008 and incorporated herein by reference).

10.43†	—
Amendment No. 3 to the Weingarten Realty Investors Deferred Compensation Plan dated November 17, 2008 (filed as Exhibit 10.2 on WRI’s Form 8-K on December 4, 2008 and incorporated herein by reference).

10.44†	—
Amendment No. 3 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated November 17, 2008 (filed as Exhibit 10.3 on WRI’s Form 8-K on December 4, 2008 and incorporated herein by reference).

10.45†	—
Amendment No. 1 to the Weingarten Realty Investors 2001 Long Term Incentive Plan dated November 17, 2008 (filed as Exhibit 10.4 on WRI’s Form 8-K on December 4, 2008 and incorporated herein by reference).

10.46†	—
Severance and Change to Control Agreement for Johnny Hendrix dated November 11, 1998 (filed as Exhibit 10.54 on WRI’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.47†	—
Severance and Change to Control Agreement for Steven C. Richter dated November 11, 1998 (filed as Exhibit 10.54 on WRI’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.48†	—
Amendment No. 1 to Severance and Change to Control Agreement for Johnny Hendrix dated December 20, 2008 (filed as Exhibit 10.54 on WRI’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.49†	—
Amendment No. 1 to Severance and Change to Control Agreement for Steven Richter dated December 31, 2008 (filed as Exhibit 10.54 on WRI’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.50†
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