Form 10-K
period 2009-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2010-03-01
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
ON
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________

Commission file number 1-9876

WEINGARTEN REALTY INVESTORS
(Exact name of registrant as specified in its charter)

TEXAS	74-1464203
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2600 Citadel Plaza Drive
P.O. Box 924133
Houston, Texas	77292-4133
(Address of principal executive offices)	(Zip Code)
(713) 866-6000
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $0.03 par value	New York Stock Exchange
Series D Cumulative Redeemable Preferred Shares, $0.03 par value	New York Stock Exchange
Series E Cumulative Redeemable Preferred Shares, $0.03 par value	New York Stock Exchange
Series F Cumulative Redeemable Preferred Shares, $0.03 par value	New York Stock Exchange
8.1% Notes due 2019	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.YES ☒ NO ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.YES ☐ NO ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒   NO ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES ☐   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐    NO ☒

The aggregate market value of the common shares of beneficial interest held by non-affiliates on June 30, 2009 (based upon the closing sale price on the New York Stock Exchange of $14.51) was $1,586,451,735.  As of June 30, 2009, there were 119,740,317 common shares of beneficial interest, $.03 par value, outstanding.

As of January 31, 2010, there were 120,098,103 common shares of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relating to its Annual Meeting of Shareholders to be held on May 6, 2010 have been incorporated by reference to Part III of this Form 10-K.

Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) disruptions in financial markets, (ii) general economic and local real estate conditions, (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iv) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates, (vii) the availability of suitable acquisition opportunities, (viii) changes in expected development activity, (ix) increases in operating costs, (x) tax matters, including failure to qualify as a real estate investment trust, could have adverse consequences and (xi) investments through real estate joint ventures and partnerships involve risks not present in investments in which we are the sole investor.  Accordingly, there is no assurance that our expectations will be realized.  For further discussion of the factors that could materially affect the outcome of our forward-looking statements and our future results and financial condition, see “Item 1A. Risk Factors.”

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

General.  Weingarten Realty Investors is a real estate investment trust (“REIT”) organized under the Texas Real Estate Investment Trust Act.  Effective January 1, 2010, the Texas Real Estate Investment Trust Act was replaced by the Texas Business Organizations Code.  We, and our predecessor entity, began the ownership and development of shopping centers and other commercial real estate in 1948.  Our primary business is leasing space to tenants in the shopping and industrial centers we own or lease.  We also manage centers for joint ventures in which we are partners or for other outside owners for which we charge fees.

At December 31, 2009, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 376 developed income-producing properties and 10 properties under various stages of construction and development.  The total number of centers includes 307 neighborhood and community shopping centers located in 22 states spanning the country from coast to coast.  We also owned 76 industrial projects located in California, Florida, Georgia, Tennessee, Texas and Virginia and three other operating properties located in Arizona and Texas.  The portfolio of properties is approximately 70.0 million square feet.

We also owned interests in 42 parcels of land held for development that totaled approximately 36.1 million square feet.

At December 31, 2009, we employed 387 full-time persons and our principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008, and our phone number is (713) 866-6000.  We also have nine regional offices located in various parts of the United States.

Investment and Operating Strategy.  Our long-term investment strategy is to focus on increasing funds from operations and shareholder value.  We do this through intensive hands-on leasing, management of our portfolio of assets, selective remerchandising and renovation of properties, the acquisition and development of income-producing real estate assets where the returns on such investments exceed our blended long-term cost of capital and through the disposition of assets that no longer meet our ownership criteria.  We do this while remaining committed to maintaining a conservative balance sheet, a well-staggered debt maturity schedule and strong credit agency ratings.  Due to the current economy, we are focusing our current efforts on improving our operating fundamentals and increasing shareholder value.  While the number of attractive acquisition and redevelopment opportunities entering the market has been minimal, we are also positioning ourselves to take advantage of any growth opportunities as they present themselves.

At December 31, 2009, neighborhood and community shopping centers generated 89.4% of total revenue and industrial properties accounted for 9.3%.  We expect to continue to focus the future growth of the portfolio in neighborhood and community centers and bulk industrial properties in markets where we currently operate as well as other markets primarily throughout the United States.  We do not anticipate significant investment in other classes of real estate such as multi-family or office assets.

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

Diversification from both a geographic and tenancy perspective is a critical component of our operating strategy.  While approximately 34.4% of the building square footage of our properties is located in the State of Texas, we continue to expand our holdings outside the state.  With respect to tenant diversification, our two largest tenants accounted for 2.6% and 1.7%, respectively, of our total rental revenues for the year ended December 31, 2009.  No other tenant accounted for more than 1.4% of our total rental revenues.

We finance our growth and working capital needs in a conservative manner.  Our credit ratings were BBB from Standard & Poors and Baa2 from Moody's Investor Services as of December 31, 2009 and 2008.  We intend to maintain a conservative approach to managing our balance sheet, which, in turn, gives us many options to raising debt or equity capital when needed.  At December 31, 2009, our ratio of earnings to combined fixed charges and preferred dividends as defined by the Securities and Exchange Commission, not based on funds from operations, was 1.4 to 1 and our debt to total assets before depreciation was 44.1%.

Our policies with respect to the investment and operating strategies discussed above are reviewed by our Board of Trust Managers periodically and may be modified without a vote of our shareholders.

Location of Properties. Our properties are located in 23 states, primarily throughout the southern half of the country.  As of December 31, 2009, of our 386 properties, which were owned or operated under long-term leases either directly or through our interest in real estate joint ventures or partnerships, 88 are located in Houston and its surrounding areas, and an additional 66 properties are located in other parts of Texas.  We also have 42 parcels of land held for development, 11 of which are located in Houston and its surrounding areas and 10 of which are located in other parts of Texas.  Because of our investments in Houston and its surrounding areas, as well as in other parts of Texas, the Houston and Texas economies affect, to a large degree, our business and operations.

Economic Factors.  Most economic indicators suggest that the recession ended mid-year 2009.  While credit still has limited availability than before the recession, it is available for borrowers with strong credit ratings.  High unemployment has surpassed the credit crisis of 2008 as the top factor affecting the economy.  This has led to decreased consumer confidence, an increased savings rate and in turn, decreased consumer spending.  Though year-over-year sales level comparisons are likely to show increases throughout 2010, due to easing comparisons over 2009, they are expected to remain at relatively low levels.  These decreased sales levels are likely to translate into increased vacancy rates and rental rate reductions in the commercial real estate industry.  While these economic factors have affected overall consumer spending, we have seen success in retail categories catering to value seeking customers and retailers serving basic necessity-type goods and services needs, such as supermarket stores.  With the majority of our shopping centers being supermarket-anchored and located in densely populated, major metropolitan areas, our portfolio has come through the recession stronger than centers anchored by tenants with more discretionary product lines.  Furthermore, the majority of our portfolio is strategically positioned in geographic areas that have been less impacted by the recent economic downturn and are forecasted to come out of recession more rapidly than the remainder of the nation.  Though availability of credit is easing for strong credit borrowers, it is still difficult for local owners and companies with impaired credit.  Our analysis leads to expectations for more distressed properties to come to market at significantly reduced prices.  To that end, we have redeployed internal resources dedicated to identifying and purchasing such assets.

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

Materials Available on Our Website.  Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding our officers, trust managers or 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through our website (www.weingarten.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”).  We have also made available on our website copies of our Audit Committee Charter, Management Development and Executive Compensation Committee Charter, Governance and Nominating Committee Charter, Code of Conduct and Ethics and Governance Policies.  In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website.  You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 or the SEC’s Internet site at www.sec.gov.  Materials on our website are not part of our Annual Report on Form 10-K.

Financial Information.  Additional financial information concerning us is included in the Consolidated Financial Statements located on pages 50 through 88 herein.

ITEM 1A.	Risk Factors

Disruptions in the financial markets could affect our liquidity and have other adverse effects on us and the market price of our common shares of beneficial interest.

The United States and global equity and credit markets can experience significant price volatility, dislocations and liquidity disruptions, which could cause market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably.  These circumstances could materially impact liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases result in the unavailability of certain types of financing.  Uncertainties in the equity and credit markets may negatively impact our ability to access additional financing at reasonable terms or at all, which may negatively affect our ability to complete dispositions, form joint ventures or refinance our debt.  A prolonged downturn in the equity or credit markets could cause us to seek alternative sources of potentially less attractive financing, and require us to adjust our business plan accordingly.  In addition, these factors may make it more difficult for us to sell properties or adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of financing or difficulties in obtaining financing.  These events in the equity and credit markets may make it more difficult or costly for us to raise capital through the issuance of our common shares of beneficial interest (“common shares”) or preferred shares.  These disruptions in the financial markets also may have a material adverse effect on the market value of our common shares and preferred shares and other adverse effects on us or the economy generally.  There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of equity or credit financing.

Among the market conditions that may affect the value of our common shares and preferred shares are the following:

▪
The attractiveness of real estate investment trust ("REIT") securities as compared to other securities, including securities issued by other real estate companies, fixed income equity securities and debt securities;

▪
Changes in revenues or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

▪	The degree of interest held by institutional investors;
▪	Speculation in the press or investment community;
▪	The ability of our tenants to pay rent to us and meet their other obligations to us under current lease terms;
▪	Our ability to re-lease space as leases expire;
▪	Our ability to refinance our indebtedness as it matures;
▪	Actual or anticipated quarterly fluctuations in our operating results and financial condition;
▪	Any changes in our distribution policy;
▪	Any future issuances of equity securities;
▪	Strategic actions by us or our competitors, such as acquisitions or restructurings;
▪	General market conditions and, in particular, developments related to market conditions for the real estate industry; and
▪	Domestic and international economic factors unrelated to our performance.

The volatility in the stock market can create price and volume fluctuations that may not necessarily be comparable to operating performance.

The economic performance and value of our shopping centers depend on many factors, each of which could have an adverse impact on our cash flows and operating results.

The economic performance and value of our properties can be affected by many factors, including the following:

▪	Changes in the national, regional and local economic climate;
▪	Changes in environmental regulatory requirements, including but not limited to legislation on global warming;
▪	Local conditions such as an oversupply of space or a reduction in demand for real estate in the area;
▪	The attractiveness of the properties to tenants;
▪	Competition from other available space;
▪	Our ability to provide adequate management services and to maintain our properties;
▪	Increased operating costs, if these costs cannot be passed through to tenants;
▪	The expense of periodically renovating, repairing and releasing spaces;

▪	Consequence of any armed conflict involving, or terrorist attack against, the United States;
▪	Our ability to secure adequate insurance;
▪	Fluctuations in interest rates;
▪	Changes in real estate taxes and other expenses; and
▪	Availability of financing on acceptable terms or at all.

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

We intend to acquire existing commercial properties to the extent that suitable acquisitions can be made on advantageous terms.  Acquisitions of commercial properties involve risks such as:

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

Any of these actions could result in the termination of the tenants’ lease and the loss of rental income attributable to the terminated leases.  In addition, lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could also result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases.  In these events, we cannot be sure that any tenant whose lease expires will renew that lease or that we will be able to re-lease space on economically advantageous terms.  The loss of rental revenues from a number of our tenants and our inability to replace such tenants, particularly in the case of a substantial tenant with leases in multiple locations, may adversely affect our profitability, our ability to meet debt and other financial obligations and our ability to make distributions to the shareholders.  For the year ended December 31, 2009, 89 of our tenants either closed stores due to bankruptcy or declared bankruptcy.  Such closings and bankruptcies represent 1.9% of leasable space in our portfolio.

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
▪
Project completion may be delayed because of a number of factors, including weather, labor disruptions, construction delays or delays in receipt of zoning or other regulatory approvals, adverse economic conditions, acts of terror or other acts of violence, or acts of God (such as fires, earthquakes or floods);

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

Additionally, the time frame required for development, construction and lease-up of these properties means that we may have to wait years for a significant cash return.  If any of the above events occur, the development of properties may hinder our growth and have an adverse effect on our results of operations, including additional impairment charges.  In addition, new development activities, regardless of whether or not they are ultimately successful, typically require substantial time and attention from management.

There is a lack of operating history with respect to any recent acquisitions and development of properties, and we may not succeed in the integration or management of additional properties.

These properties may have characteristics or deficiencies currently unknown to us that affect their value or revenue potential.  It is also possible that the operating performance of these properties may decline under our management.  As we acquire additional properties, we will be subject to risks associated with managing new properties, including lease-up and tenant retention.  In addition, our ability to manage our growth effectively will require us to successfully integrate any new acquisitions into our existing management structure.  We may not succeed with this integration or effectively manage additional properties.  Also, newly acquired properties may not perform as expected.

Real estate property investments are illiquid, and therefore we may not be able to dispose of properties when appropriate or on favorable terms.

Real estate property investments generally cannot be disposed of quickly.  In addition, the federal tax code imposes restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies.  Therefore, we may not be able to quickly vary our portfolio in response to economic or other conditions promptly or on favorable terms, which could cause us to incur extended losses and reduce our cash flows and adversely affect distributions to shareholders.

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

We intend to operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes.  However, REIT qualification requires us to satisfy numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Internal Revenue Code, for which there are a limited number of judicial or administrative interpretations.  Our status as a REIT requires an analysis of various factual matters and circumstances that are not entirely within our control.  Accordingly, it is not certain we will be able to qualify and remain qualified as a REIT for U.S. federal income tax purposes.  Even a technical or inadvertent violation of the REIT requirements could jeopardize our REIT qualification.  Furthermore, Congress or the Internal Revenue Service ("IRS") might change the tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect that could make it more difficult or impossible for us to qualify as a REIT.  If we fail to qualify as a REIT in any tax year, then:

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

To maintain our status as a REIT for U.S. federal income tax purposes, we must meet certain requirements, on an ongoing basis, including requirements regarding our sources of income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our common shares.  We may also be required to make distributions to our shareholders when we do not have funds readily available for distribution or at times when our funds are otherwise needed to fund capital expenditures.

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

In general, the maximum U.S. federal income tax rate for dividends paid to individual U.S. shareholders is 15% (through 2010).  Unlike dividends received from a corporation that is not a REIT, our distributions to individual shareholders generally are not eligible for the reduced rates.

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

Loss of our key personnel could adversely affect the value of our common shares and operations.

We are dependent on the efforts of our key executive personnel.  Although we believe qualified replacements could be found for these key executives, the loss of their services could adversely affect the value of our common shares and operations.

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

While we currently expect to pay future distributions in cash, we may pay up to 90% of our distributions in common shares, as permitted by a recent IRS revenue procedure that allows us to satisfy the REIT income distribution requirement by distributing up to 90% of our distributions in common shares in lieu of paying distributions entirely in cash.  In the event that we pay a portion of a distribution in common shares, which we reserve the right to do, recipients would be required to pay tax on the entire amount of the distribution, including the portion paid in common shares, in which case the recipients might have to pay the tax using cash from other sources.  Furthermore, with respect to non-U.S. holders, we may be required to withhold U.S. tax with respect to all or a portion of such distribution that is payable in common shares.

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

The issuance of common shares in April 2009 had a dilutive effect on our earnings per share and funds from operations per share for the year ended December 31, 2009.

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

As a result of the ongoing market volatility and declining market conditions, we recognized non-cash impairment charges of approximately $38.8 million and $52.5 million for the year ended December 31, 2009 and 2008, respectively.

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

Compliance with federal and state laws and regulations on climate control may reduce the value or profitability of our properties or adversely affect our cash flow.

All of our properties are required to comply with state and federal legislation and regulation that has been made or will be made regarding climate control.  These matters may cause us or our tenants to incur substantial compliance, remediation and other costs, and can prohibit or severely restrict development in environmentally sensitive regions or areas.  If not addressed, climate control issues or environmental conditions could impair our ability to sell or re-lease the affected properties in the future or result in lower sales prices or rent payments.

Currently we are subject to certain regulations regarding the future replacement of roofing on our properties located in California, the City of Houston and Burbank, Illinois, which will increase the cost of replacement roofs for those properties.  Compliance with these regulations is not expected to have a material affect on our operating results.

Natural disasters and severe weather conditions could have an adverse effect on our cash flow and operating results.

Changing weather patterns and climatic conditions, such as global warming, may have added to the unpredictability and frequency of natural disasters in some parts of the world and created additional uncertainty as to future trends and exposures.  Our operations are located in many areas that are subject to natural disasters and severe weather conditions such as hurricanes, tornadoes, earthquakes, droughts, floods and fires.  The occurrence of natural disasters or severe weather conditions can delay new development projects, increase investment costs to repair or replace damaged properties, increase future property insurance costs, and negatively impact the tenant demand for lease space.  If insurance is unavailable to us or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses from these events, our earnings, liquidity or capital resources could be adversely affected.

We are unable to predict the effect of current governmental proposals.

The current United States administration and Congress have made, or called for consideration of, several additional proposals relating to a variety of issues, including with respect to universal healthcare, financial regulation reform, including regulation of the over the counter derivatives market, climate control, executive compensation and others.  We believe that these and other potential proposals could have varying degrees of impact on us ranging from minimal to material.  At this time, we are unable to predict with certainty which, if any, proposals may be passed or what level of impact any such proposal could have on us.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

At December 31, 2009, our real estate properties consisted of 386 locations in 23 states.  A complete listing of these properties, including the name, location, building area and land area, is as follows (in square feet):

Center and Location			Building Total	Land Total

Retail

Arizona
Arrowhead Festival S.C., 75th Ave. at W. Bell Rd., Glendale			198,458	157,000
Basha's Valley Plaza, S. McClintock at E. Southern, Tempe			145,104	570,000
Broadway Marketplace, Broadway at Rural, Tempe			82,757	347,000
Camelback Village Square, Camelback at 7th Avenue, Phoenix			234,494	543,000
Entrada de Oro, Magee Road and Oracle Road, Tucson			109,071	572,000
Fountain Plaza, 77th St. at McDowell, Scottsdale			267,271	445,000
Fry's Ellsworth Plaza, Broadway Rd. at Ellsworth Rd., Mesa			73,608	58,000
Laveen Village Market, Baseline Rd. at 51st St., Phoenix			111,644	372,274
Madera Village, Tanque Verde Rd. and Catalina Hwy, Tucson			107,326	419,000
Mohave Crossroads, Bullhead Parkway at State Route 95, Bullhead City			344,655	990,867
Monte Vista Village Center, Baseline Rd. at Ellsworth Rd., Mesa			108,551	353,000
Oracle Crossings, Oracle Highway and Magee Road, Tucson			259,711	1,307,000
Oracle Wetmore, Wetmore Road and Oracle Highway, Tucson			255,290	711,162
Palmilla Center, Dysart Rd. at McDowell Rd., Avondale			173,823	264,000
Pueblo Anozira, McClintock Dr. at Guadalupe Rd., Tempe			157,359	769,000
Raintree Ranch, Ray Road at Price Road, Chandler			136,230	714,813
Rancho Encanto, 35th Avenue at Greenway Rd., Phoenix			70,859	246,440
Red Mountain Gateway, Power Rd. at McKellips Rd., Mesa			205,568	353,000
Scottsdale Horizon, Frank Lloyd Wright Blvd. and Thompson Peak Parkway, Scottsdale			10,337	61,000
Shoppes at Bears Path, Tanque Verde Rd. and Bear Canyon Rd., Tucson			65,779	362,000
Squaw Peak Plaza, 16th Street at Glendale Ave., Phoenix			60,728	220,000
The Shoppes at Parkwood Ranch, Southern Avenue and Signal Butte Road, Mesa			89,407	569,966
Arizona, Total			3,268,030	10,405,522

Arkansas
Markham Square, W. Markham at John Barrow, Little Rock			126,904	514,000
Markham West, 11400 W. Markham, Little Rock			178,210	769,000
Westgate, Cantrell at Bryant, Little Rock			52,626	206,000
Arkansas, Total			357,740	1,489,000

California
580 Market Place, E. Castro Valley at Hwy. I-580, Castro Valley			100,165	444,000
Arcade Square, Watt Ave. at Whitney Ave., Sacramento			76,497	234,000
Buena Vista Marketplace, Huntington Dr. at Buena Vista St., Duarte			90,805	322,000
Centerwood Plaza, Lakewood Blvd. at Alondra Dr., Bellflower			75,500	333,000
Chino Hills Marketplace, Chino Hills Pkwy. at Pipeline Ave., Chino Hills			308,420	1,187,000
Creekside Center, Alamo Dr. at Nut Creek Rd., Vacaville			116,229	400,000
Discovery Plaza, W. El Camino Ave. at Truxel Rd., Sacramento			93,398	417,000
El Camino Promenade, El Camino Real at Via Molena, Encinitas			129,753	451,000
Freedom Centre, Freedom Blvd. at Airport Blvd., Watsonville			150,241	543,000
Fremont Gateway Plaza, Paseo Padre Pkwy. at Walnut Ave., Fremont			194,601	650,000
Greenhouse Marketplace, Lewelling Blvd. at Washington Ave., San Leandro			238,664	578,000
Hallmark Town Center, W. Cleveland Ave. at Stephanie Ln., Madera			85,066	365,000
Jess Ranch Marketplace, Bear Valley Road at Jess Ranch Parkway, Apple Valley	(1	)(3)	306,962	0
Jess Ranch Phase III, Bear Valley Road at Jess Ranch Parkway, Apple Valley	(1	)(3)	155,508	794,664
Marshalls Plaza, McHenry at Sylvan Ave., Modesto			78,752	218,000

Center and Location			Building Total	Land Total
Menifee Town Center, Antelope Rd. at Newport Rd., Menifee			248,797	658,000
Prospectors Plaza, Missouri Flat Rd. at US Hwy. 50, Placerville			228,345	866,684
Rancho San Marcos Village, San Marcos Blvd. at Rancho Santa Fe Rd., San Marcos			120,829	541,000
San Marcos Plaza, San Marcos Blvd. at Rancho Santa Fe Rd., San Marcos			81,086	116,000
Shasta Crossroads, Churn Creek Rd. at Dana Dr., Redding			252,802	520,000
Silver Creek Plaza, E. Capital Expressway at Silver Creek Blvd., San Jose			199,179	573,000
Southampton Center, IH-780 at Southampton Rd., Benecia			162,799	596,000
Stony Point Plaza, Stony Point Rd. at Hwy. 12, Santa Rosa			198,528	619,000
Summerhill Plaza, Antelope Rd. at Lichen Dr., Sacramento			133,614	704,000
Sunset Center, Sunset Ave. at State Hwy. 12, Suisun City			85,238	359,000
Tully Corners Shopping Center, Tully Rd at Quimby Rd, San Jose	(1	)(3)	115,992	430,891
Valley, Franklin Boulevard and Mack Road, Sacramento			98,240	580,000
Westminster Center, Westminster Blvd. at Golden West St., Westminster			417,820	1,739,000
California, Total			4,543,830	15,239,239

Colorado
Academy Place, Academy Blvd. at Union Blvd., Colorado Springs			290,643	404,000
Aurora City Place, E. Alameda at I225, Aurora	(1	)(3)	547,283	2,260,000
CityCenter Englewood, S. Santa Fe at Hampden Ave., Englewood	(1	)(3)	359,305	452,941
Crossing at Stonegate, Jordon Rd. at Lincoln Ave., Parker	(1	)(3)	109,058	870,588
Green Valley Ranch Towne Center, Tower Rd. at 48th Ave., Denver	(1	)(3)	113,006	276,000
Lowry Town Center, 2nd Ave. at Lowry Ave., Denver	(1	)(3)	129,439	246,000
River Point at Sheridan, Highway 85 and Highway 285, Sheridan	(1	)(2)(3)	430,773	3,266,813
The Gardens on Havana, Mississippi at Havana, Aurora	(1	)(2)(3)	898,333	0
Thorncreek Crossing, Washington St. at 120th St., Thornton	(1	)(3)	386,130	1,156,863
Uintah Gardens, NEC 19th St. at West Uintah, Colorado Springs			212,638	677,000
Westminster Plaza, North Federal Blvd. at 72nd Ave., Westminster	(1)		111,142	636,000
Colorado, Total			3,587,750	10,246,205

Florida
Alafaya Square, Alafaya Trail, Oviedo	(1	)(3)	176,486	915,000
Argyle Village, Blanding at Argyle Forest Blvd., Jacksonville			312,447	1,329,000
Boca Lyons, Glades Rd. at Lyons Rd., Boca Raton			113,689	545,000
Clermont Landing, U.S. 27 & Steve's Road, Clermont	(1	)(2)(3)	229,905	2,119,194
Colonial Landing, East Colonial Dr. at Maguire Boulevard, Orlando	(1)		263,267	980,000
Colonial Plaza, E. Colonial Dr. at Primrose Dr., Orlando			496,751	2,009,000
Countryside Centre, US Highway 19 at Countryside Boulevard, Clearwater			242,123	906,440
East Lake Woodlands, East Lake Road and Tampa Road, Palm Harbor	(1	)(3)	140,103	730,000
Embassy Lakes, Sheraton St. at Hiatus Rd., Cooper City			179,933	618,000
Epic Village - St. Augustine, SR 207 at Rolling Hills Dr., St. Augustine	(1)		53,625	773,626
Flamingo Pines, Pines Blvd. at Flamingo Rd., Pembroke Pines	(1	)(3)	126,419	707,075
Flamingo Pines, Pines Blvd. at Flamingo Rd., Pembroke Pines			236,292	739,925
Hollywood Hills Plaza, Hollywood Blvd. at North Park Rd., Hollywood			364,714	1,429,000
Indian Harbour Place, East Eau Gallie Boulevard, Indian Harbour Beach	(1	)(3)	163,521	636,000
International Drive Value Center, International Drive and Touchstone Drive, Orlando	(1	)(3)	185,664	985,000
Kendall Corners, Kendall Drive and SW 127th Avenue, Miami	(1	)(3)	96,515	365,000
Lake Washington Crossing, Wickham Rd. at Lake Washington Rd., Melbourne	(1	)(3)	118,828	580,000
Lake Washington Square, Wickham Rd. at Lake Washington Rd., Melbourne			111,811	688,000
Largo Mall, Ulmerton Rd. at Seminole Ave., Largo			575,350	1,888,000
Market at Southside, Michigan Ave. at Delaney Ave., Orlando			159,835	349,000
Marketplace at Seminole Towne Center, Central Florida Greenway and Rinehart Road, Sanford			497,261	1,743,000
Northridge, E. Commercial Blvd. at Dixie Hwy., Oakland Park	(1	)(3)	236,170	901,000
Palm Coast Center, State Road 100 & Belle Terre Parkway, Palm Coast	(1	)(3)	356,268	1,027,585
Palm Lakes Plaza, Atlantic Boulevard and Rock Island Road, Maragate	(1	)(3)	113,752	550,000

Center and Location			Building Total	Land Total
Paradise Key at Kelly Plantation, US Highway 98 and Mid Bay Bridge Rd, Destin	(1	)(3)	271,777	1,247,123
Pembroke Commons, University at Pines Blvd., Pembroke Pines	(1	)(3)	303,805	1,394,000
Phillips Crossing, Interstate 4 and Sand Lake Road, Orlando			145,704	697,000
Phillips Landing, Turkey Lake Rd., Orlando			286,038	311,000
Pineapple Commons, Us Highway 1 and Britt Rd., Stuart	(1	)(3)	249,014	762,736
Publix at Laguna Isles, Sheridan St. at SW 196th Ave., Pembroke Pines			69,475	400,000
Quesada Commons, Quesada Avenue and Toledo Blade Boulevard, Port Charlotte	(1	)(3)	58,890	312,000
Shoppes at Paradise Isle, 34940 Emerald Coast Pkwy., Destin	(1	)(3)	171,670	764,000
Shoppes at Parkland, Hillsboro Boulevard at State Road #7, Parkland	(1)		145,652	905,000
Shoppes of Port Charlotte, Toledo Blade Boulevard and Tamiami Trail, Port Charlotte	(1	)(3)	3,921	176,720
Shoppes of Port Charlotte, Toledo Blade Boulevard and Tamiami Trail, Port Charlotte	(1	)(3)	41,011	276,000
South Dade, South Dixie Highway and Eureka Drive, Miami	(1	)(3)	219,473	1,230,000
Sunrise West Shopping Center, West Commercial Drive and NW 91st Avenue, Sunrise	(1	)(3)	76,321	540,000
Sunset 19, US Hwy. 19 at Sunset Pointe Rd., Clearwater			275,910	1,078,000
Tamiami Trail Shops, S.W. 8th St. at S.W. 137th Ave., Miami	(1	)(3)	110,867	515,000
The Marketplace at Dr. Phillips, Dr. Phillips Boulevard and Sand Lake Road, Orlando	(1	)(3)	326,250	1,495,000
The Shoppes at South Semoran, Semoran Blvd. at Pershing Ave., Orlando			101,535	451,282
TJ Maxx Plaza, 117th Avenue at Sunset Blvd., Kendall			161,572	540,000
University Palms, Alafaya Trail at McCullough Rd., Oviedo	(1)		99,172	522,000
Venice Pines, Center Rd. at Jacaranda Blvd., Venice			97,303	525,000
Vizcaya Square, Nob Hill Rd. at Cleary Blvd., Plantation			112,410	521,000
Westland Terrace Plaza, SR 50 at Apopka Vineland Rd., Orlando			260,521	361,000
Winter Park Corners, Aloma Ave. at Lakemont Ave., Winter Park			102,397	400,000
Florida, Total			9,241,417	38,937,706

Georgia
Brookwood Marketplace, Peachtree Parkway at Mathis Airport Rd., Suwannee			373,594	1,459,000
Brookwood Square, East-West Connector at Austell Rd., Austell			253,448	971,000
Brownsville Commons, Brownsville Road and Hiram-Lithia Springs Road, Powder Springs			81,886	205,000
Camp Creek Marketplace II, Camp Creek Parkway and Carmla Drive, Atlanta			196,283	724,000
Cherokee Plaza, Peachtree Road and Colonial Drive, Atlanta	(1)		99,749	336,000
Dallas Commons, US Highway 278 and Nathan Dean Boulevard, Dallas			95,262	244,000
Grayson Commons, Grayson Hwy at Rosebud Rd., Grayson			76,611	507,383
Lakeside Marketplace, Cobb Parkway (US Hwy 41), Acworth			321,688	736,000
Mansell Crossing, North Point Parkway at Mansell Rd., Alpharetta	(1	)(3)	102,931	582,833
Perimeter Village, Ashford-Dunwoody Rd., Atlanta			387,755	1,803,820
Publix at Princeton Lakes, Carmia Drive and Camp Creek Drive, Atlanta			68,407	336,000
Reynolds Crossing, Steve Reynolds and Old North Cross Rd., Duluth			115,983	407,000
Roswell Corners, Woodstock Rd. at Hardscrabble Rd., Roswell			318,499	784,000
Sandy Plains Exchange, Sandy Plains at Scufflegrit, Marietta	(1)		72,784	452,000
Thompson Bridge Commons, Thompson Bridge Rd. at Mt. Vernon Rd., Gainesville	(1)		92,587	540,000
Georgia, Total			2,657,467	10,088,036

Illinois
Burbank Station, S. Cicero Ave. at W. 78th St., Burbank			303,566	1,013,380
Illinois, Total			303,566	1,013,380

Kansas
Kohl's, Wanamaker Rd. at S.W. 17th St., Topeka			115,716	444,000
Shawnee Village, Shawnee Mission Pkwy. at Quivera Rd., Shawnee			135,139	10,000
Kansas, Total			250,855	454,000

Kentucky
Festival at Jefferson Court, Outer Loop at Jefferson Blvd., Louisville			218,396	1,153,000
Millpond Center, Boston at Man O’War, Lexington			151,567	773,000

Center and Location			Building Total	Land Total
Regency Shopping Centre, Nicholasville Rd.& West Lowry Lane, Lexington			182,306	590,000
Tates Creek, Tates Creek at Man O’ War, Lexington			179,450	660,000
Kentucky, Total			731,719	3,176,000

Louisiana
14/Park Plaza, Hwy. 14 at General Doolittle, Lake Charles			175,068	535,000
Danville Plaza, Louisville at 19th, Monroe			141,380	539,000
K-Mart Plaza, Ryan St., Lake Charles	(1	)(3)	215,948	126,000
Manhattan Place, Manhattan Blvd. at Gretna Blvd., Harvey			281,615	718,339
Orleans Station, Paris, Robert E. Lee at Chatham, New Orleans			0	15,318
Prien Lake Plaza, Prien Lake Rd. at Nelson Rd., Lake Charles			213,618	64,950
River Marketplace, Ambassador Caffery at Kaliste Saloom, Lafayette	(1	)(3)	334,942	1,029,415
Southgate, Ryan at Eddy, Lake Charles			170,588	511,000
Town & Country Plaza, U.S. Hwy. 190 West, Hammond			227,352	645,000
University Place, 70th St. at Youree Dr., Shreveport	(1	)(3)	199,500	1,078,431
Westwood Village, W. Congress at Bertrand, Lafayette			141,346	942,000
Louisiana, Total			2,101,357	6,204,453

Maine
The Promenade, Essex at Summit, Lewiston	(1)		205,034	962,667
Maine, Total			205,034	962,667

Missouri
Ballwin Plaza, Manchester Rd. at Vlasis Dr., Ballwin			200,915	653,000
Western Plaza, Hwy 141 at Hwy 30, Fenton	(1	)(3)	56,845	654,000
Missouri, Total			257,760	1,307,000

Nevada
Best in the West, Rainbow at Lake Mead Rd., Las Vegas			428,629	1,516,000
Charleston Commons, Charleston and Nellis, Las Vegas			332,539	1,314,791
College Park S.C., E. Lake Mead Blvd. at Civic Ctr. Dr., North Las Vegas			167,654	721,000
Eastern Horizon, Eastern Ave. at Horizon Ridge Pkwy., Henderson			210,287	478,000
Francisco Centre, E. Desert Inn Rd. at S. Eastern Ave., Las Vegas			148,815	639,000
Mission Center, Flamingo Rd. at Maryland Pkwy., Las Vegas			212,493	570,000
Paradise Marketplace, Flamingo Rd. at Sandhill, Las Vegas			148,713	323,556
Rainbow Plaza, Phase I, Rainbow Blvd. at Charleston Blvd., Las Vegas			136,369	514,518
Rainbow Plaza, Rainbow Blvd. at Charleston Blvd., Las Vegas			278,416	1,033,482
Rancho Towne & Country, Rainbow Blvd. at Charleston Blvd., Las Vegas			87,367	350,000
Tropicana Beltway, Tropicana Beltway at Fort Apache Rd., Las Vegas			640,798	1,466,000
Tropicana Marketplace, Tropicana at Jones Blvd., Las Vegas			144,628	309,912
Westland Fair North, Charleston Blvd. at Decatur Blvd., Las Vegas			598,213	1,008,451
Nevada, Total			3,534,921	10,244,710

New Mexico
Eastdale, Candelaria Rd. at Eubank Blvd., Albuquerque			117,623	601,000
North Towne Plaza, Academy Rd. at Wyoming Blvd., Albuquerque			108,059	607,000
Pavillions at San Mateo, I-40 at San Mateo, Albuquerque			195,944	791,000
Wyoming Mall, Academy Rd. at Northeastern, Albuquerque			267,847	271,407
New Mexico, Total			689,473	2,270,407

North Carolina
Avent Ferry, Avent Ferry Rd. at Gorman St., Raleigh			111,650	669,000
Bull City Market, Broad St. at West Main St., Durham			42,517	112,000
Capital Square, Capital Blvd. at Huntleigh Dr., Cary			143,063	607,000
Chatham Crossing, US 15/501 at Plaza Dr., Chapel Hill	(1	)(3)	96,155	424,000
Cole Park Plaza, US 15/501 and Plaza Dr., Chapel Hill	(1	)(3)	82,258	380,000

Center and Location			Building Total	Land Total
Falls Pointe, Neuce Rd. at Durant Rd., Raleigh			193,331	659,000
Galleria, Galleria Boulevard and Sardis Road, Charlotte			328,144	799,000
Harrison Pointe, Harrison Ave. at Maynard Rd., Cary			130,934	1,297,306
Heritage Station, Forestville Rd. at Rogers Rd., Wake Forest	(1)		68,641	392,000
High House Crossing, NC Hwy 55 at Green Level W. Rd., Cary			89,997	606,000
Johnston Road Plaza, Johnston Rd. at McMullen Creek Pkwy., Charlotte			79,508	466,000
Leesville Town Centre, Leesville Rd. at Leesville Church Rd., Raleigh			114,396	904,000
Little Brier Creek, Little Brier Creek Lane and Brier Leaf Lane, Raleigh			63,011	90,000
Mineral Springs Village, Mineral Springs Rd. at Wake Forest Rd., Durham			59,859	572,000
Northwoods Market, Maynard Rd. at Harrison Ave., Cary			77,802	431,000
Parkway Pointe, Cory Parkway at S. R. 1011, Cary			80,061	461,000
Pinecrest Plaza, Hwy. 15-501 at Morganton Rd., Pinehurst			250,140	1,438,000
Ravenstone Commons, Hwy 98 at Sherron Rd., Durham			60,424	374,000
Six Forks Station, Six Forks Rd. at Strickland Rd., Raleigh			467,270	1,843,000
Steele Creek Crossing, York Rd. at Steele Creek Rd., Charlotte			77,301	491,000
Stonehenge Market, Creedmoor Rd. at Bridgeport Dr., Raleigh			188,521	669,000
Surf City Crossing, Highway 17 and Highway 210, Surf City	(2)		50,125	434,311
Waterford Village, U.S. Hwy 17 & U.S. Hwy 74/76, Leland	(2)		71,121	1,426,594
Whitehall Commons, NWC of Hwy. 49 at I-485, Charlotte			444,496	360,000
North Carolina, Total			3,370,725	15,905,211

Oklahoma
Market Boulevard , E. Reno Ave. at N. Douglas Ave., Midwest City			35,765	142,000
Town and Country, Reno Ave at North Air Depot, Midwest City			128,231	540,000
Oklahoma, Total			163,996	682,000

Oregon
Clackamas Square, SE 82nd Avenue and SE Causey Avenue, Portland	(1	)(3)	136,739	215,000
Oak Grove Market Center, SE Mcloughlin Blvd. & Oak Grove Ave., Milwaukie			97,207	292,288
Raleigh Hills Plaza, SW Beaverton-Hillsdale Hwy and SW Scholls Ferry Road, Portland	(1	)(3)	39,520	165,000
Oregon, Total			273,466	672,288

South Carolina
Fresh Market Shoppes, 890 William Hilton Head Pkwy., Hilton Head	(1	)(3)	86,120	436,000
South Carolina, Total			86,120	436,000

Tennessee
Bartlett Towne Center, Bartlett Blvd. at Stage Rd., Bartlett			192,324	774,000
Commons at Dexter Lake Phase II, Dexter at N. Germantown, Memphis	(1)		61,538	272,792
Commons at Dexter Lake, Dexter at N. Germantown, Memphis	(1)		166,958	740,208
Highland Square, Summer at Highland, Memphis			14,490	84,000
Mendenhall Commons, South Mendenahall Rd. and Sanderlin Avenue, Memphis	(1)		83,847	250,000
Ridgeway Trace, Poplar Avenue and Ridgeway Road, Memphis	(2)		227,652	102,111
Summer Center, Summer Ave. at Waring Rd., Memphis			137,462	560,000
Tennessee, Total			884,271	2,783,111

Texas
10/Federal, I-10 at Federal, Houston	(1)		132,472	474,000
Alabama-Shepherd, S. Shepherd at W. Alabama, Houston			56,110	176,000
Angelina Village, Hwy. 59 at Loop 287, Lufkin			248,199	1,835,000
Bayshore Plaza, Spencer Hwy. at Burke Rd., Pasadena			121,434	196,000
Bell Plaza, 45th Ave. at Bell St., Amarillo	(1)		130,529	682,000
Bellaire Boulevard, Bellaire at S. Rice, Houston	(1)		35,081	137,000
Boswell Towne Center, Highway 287 at Bailey Boswell Rd., Saginaw			87,835	137,000
Braeswood Square, N. Braeswood at Chimney Rock, Houston			103,336	422,000
Broadway , Broadway at 59th St., Galveston	(1)		75,477	220,000

Center and Location			Building Total	Land Total
Broadway, S. Broadway at W. 9th St., Tyler			60,400	259,000
Calder, Calder at 24th St., Beaumont			34,641	95,000
Cedar Bayou, Bayou Rd., La Marque			45,561	51,000
Central Plaza, Loop 289 at Slide Rd., Lubbock			151,196	529,000
Centre at Post Oak, Westheimer at Post Oak Blvd., Houston			182,070	505,000
Champions Village, F.M. 1960 at Champions Forest Dr., Houston	(1)		384,581	1,391,000
Coronado, 34th St. at Wimberly Dr., Amarillo			48,149	201,000
Crossroads, I-10 at N. Main, Vidor			115,692	484,000
Cullen Center, Cullen at Reed, Houston			7,316	30,000
Cullen Plaza, Cullen at Wilmington, Houston	(1)		84,517	318,000
Custer Park, SWC Custer Road at Parker Road, Plano			179,603	376,000
Cypress Pointe, F.M. 1960 at Cypress Station, Houston			287,364	737,000
Eastpark, Mesa Rd. at Tidwell, Houston			1,576	85,262
Edgebrook, Edgebrook at Gulf Fwy., Houston	(1)		78,460	360,000
Fiesta Trails, I-10 at DeZavala Rd., San Antonio			488,370	1,589,000
Fiesta Village, Quitman at Fulton, Houston	(1)		30,249	80,000
Fondren/West Airport, Fondren at W. Airport, Houston			37,117	223,000
Food King Place, 25th St. at Avenue P, Galveston			28,062	78,000
Galveston Place, Central City Blvd. at 61st St., Galveston			210,187	828,000
Gateway Station, I-35W and McAlister Rd., Burleson	(1)		68,500	344,286
Gillham Circle, Gillham Circle at Thomas, Port Arthur			33,134	94,000
Glenbrook Square, Telephone Road, Houston	(1)		77,890	320,000
Griggs Road, Griggs at Cullen, Houston	(1)		80,116	382,000
Harrisburg Plaza, Harrisburg at Wayside, Houston	(1)		93,438	334,000
Heights Plaza, 20th St. at Yale, Houston			71,777	228,000
Horne Street Market, I-30 & Horne Street, Fort Worth			42,267	223,463
Humblewood Shopping Plaza, Eastex Fwy. at F.M. 1960, Humble			275,446	784,000
I-45/Telephone Rd. Center, I-45 at Maxwell Street, Houston	(1)		171,789	658,586
Independence Plaza, Town East Blvd., Mesquite			155,219	787,000
Island Market Place, 6th St. at 9th Ave., Texas City			27,277	90,000
Jacinto City, Market at Baca, Houston	(1)		49,138	134,000
Killeen Marketplace, 3200 E. Central Texas Expressway, Killeen			251,137	512,000
Kirby Strip Center, Kirby Dr, Houston			10,000	37,897
Lake Pointe Market Center, Dalrock Rd. at Lakeview Pkwy., Rowlett			121,689	218,158
Las Tiendas Plaza, Expressway 83 at McColl Rd., McAllen	(1	)(3)	500,067	910,000
Lawndale, Lawndale at 75th St., Houston	(1)		52,127	177,000
League City Plaza, I-45 at F.M. 518, League City	(1)		126,990	680,000
Little York Plaza, Little York at E. Hardy, Houston	(1)		117,353	483,000
Lone Star Pavilions, Texas at Lincoln Ave., College Station			106,907	439,000
Lyons Avenue, Lyons at Shotwell, Houston	(1)		67,629	178,000
Market at Nolana, Nolana Ave and 29th St., McAllen	(1	)(3)	245,226	181,300
Market at Sharyland Place, U.S. Expressway 83 and Shary Road, Mission	(1	)(3)	427,912	543,000
Market at Town Center, Town Center Blvd., Sugar Land			375,547	1,733,000
Market at Westchase, Westheimer at Wilcrest, Houston			84,084	318,000
Montgomery Plaza, Loop 336 West at I-45, Conroe			305,671	1,179,000
Moore Plaza, S. Padre Island Dr. at Staples, Corpus Christi			533,577	1,491,000
North Creek Plaza, Del Mar Blvd. at Hwy. I-35, Laredo			448,756	1,251,000
North Main Square, Pecore at N. Main, Houston			18,515	64,000
North Oaks, F.M. 1960 at Veterans Memorial, Houston	(1)		405,193	1,646,000
North Park Plaza, Eastex Fwy. at Dowlen, Beaumont	(1	)(3)	281,401	636,000
North Towne Plaza, U.S. 77 and 83 at SHFM 802, Brownsville	(1	)(2)	125,000	303,716
North Triangle, I-45 at F.M. 1960, Houston			16,060	113,000
Northbrook Center, Northwest Fwy. at W. 34th, Houston			173,288	655,000

Center and Location			Building Total	Land Total
Northcross, N. 10th St. at Nolana Loop, McAllen	(1	)(3)	76,391	218,000
Northwest Crossing, N.W. Fwy. at Hollister, Houston	(1	)(3)	304,064	884,000
Oak Forest, W. 43rd at Oak Forest, Houston			147,705	541,000
Oak Park Village, Nacogdoches at New Braunfels, San Antonio	(1)		64,287	221,000
Old Navy Building, 1815 10th Street, McAllen	(1	)(3)	15,000	62,000
Orchard Green, Gulfton at Renwick, Houston			74,983	273,000
Overton Park Plaza, SW Loop 820/Interstate 20 at South Hulen St., Ft. Worth			463,302	1,636,000
Palmer Plaza, F.M. 1764 at 34th St., Texas City			196,506	367,000
Parliament Square II, W. Ave. at Blanco, San Antonio			54,541	220,919
Parliament Square, W. Ave. at Blanco, San Antonio			64,950	263,081
Phelan West, Phelan at 23rd St., Beaumont	(1	)(3)	82,221	88,509
Phelan, Phelan at 23rd St, Beaumont			12,000	63,000
Pitman Corners, Custer Road at West 15th, Plano			192,283	699,000
Plantation Centre, Del Mar Blvd. at McPherson Rd., Laredo			134,919	596,000
Preston Shepard Place, Preston Rd. at Park Blvd., Plano	(1	)(3)	363,337	1,359,072
Randall's /Cypress Station, F.M. 1960 at I-45, Houston			138,974	618,000
Randall's /Kings Crossing, Kingwood Dr. at Lake Houston Pkwy., Houston	(1)		126,397	624,000
Randall's /Norchester, Grant at Jones, Houston			107,200	475,000
Richmond Square, Richmond Ave. at W. Loop 610, Houston			93,870	135,000
River Oaks East, W. Gray at Woodhead, Houston			71,265	206,000
River Oaks West, W. Gray at S. Shepherd, Houston			276,720	609,000
Rockwall, I-30 at Market Center Street, Rockwall			209,051	933,000
Rose-Rich, U.S. Hwy. 90A at Lane Dr., Rosenberg			103,385	386,000
Sharyland Towne Crossing, Shary Rd. at Hwy. 83, Mission	(1	)(3)	476,376	2,008,000
Sheldon Forest North, North, I-10 at Sheldon, Channelview			22,040	131,000
Sheldon Forest South, North, I-10 at Sheldon, Channelview	(1)		75,340	328,000
Shops at Three Corners, S. Main at Old Spanish Trail, Houston	(1)		247,129	1,007,143
South 10th St. HEB, S. 10th St. at Houston St., McAllen	(1	)(3)	103,702	368,000
Southgate, Calder Ave. at 6th St., Beaumont			33,555	118,000
Southgate, W. Fuqua at Hiram Clark, Houston	(1)		124,454	533,000
Spring Plaza, Hammerly at Campbell, Houston	(1)		59,166	202,000
Starr Plaza, U.S. Hwy. 83 at Bridge St., Rio Grande City	(1	)(3)	176,812	742,000
Stella Link , Stella Link at S. Braeswood, Houston			96,396	423,588
Studemont, Studewood at E. 14th St., Houston			28,466	91,000
Ten Blalock Square, I-10 at Blalock, Houston			97,217	321,000
Thousand Oaks, Thousand Oaks Dr. at Jones Maltsberger Rd., San Antonio	(1)		162,882	730,000
Tomball Marketplace, FM 2920 and Future 249, Tomball	(2)		100,341	963,246
Valley View, West Ave. at Blanco Rd., San Antonio			91,184	341,000
Village Arcade, University at Kirby, Houston			57,219	276,503
Village Arcade-Phase II, University at Kirby, Houston			28,371	60,099
Village Arcade-Phase III, University at Kirby, Houston			106,879	231,156
Westchase Center, Westheimer at Wilcrest, Houston			331,317	754,000
Westhill Village, Westheimer at Hillcroft, Houston			130,512	479,000
Westwood Center, Culebra Road and Westwood Loop, San Antonio	(2)		9,780	683,618
Texas, Total			15,318,193	52,895,602

Utah
Alpine Valley Center, Main St. at State St., American Fork	(1	)(3)	224,654	447,045
Taylorsville Town Center, West 4700 South at Redwood Rd., Taylorsville			134,214	399,000
West Jordan Town Center, West 7000 South at S. Redwood Rd., West Jordan			304,899	814,000
Utah, Total			663,767	1,660,045

Washington
Meridian Town Center, Meridian Avenue East and 132nd Street East, Puyallup	(1	)(3)	143,012	535,000

Center and Location			Building Total	Land Total
Mukilteo Speedway Center, Mukilteo Speedway, Lincoln Way, and Highway 99, Lynnwood	(1	)(3)	90,273	355,000
Rainer Square Plaza, Rainer Avenue South and South Charleston Street, Seattle	(1	)(3)	107,423	345,000
South Hill Center, 43rd Avenue Southwest and Meridian Street South, Puyallup	(1	)(3)	134,010	515,000
Washington, Total			474,718	1,750,000

Industrial

California
Siempre Viva Business Park, Siempre Viva Rd. at Kerns St., San Diego	(1	)(3)	726,766	1,760,000
California, Total			726,766	1,760,000

Florida
1801 Massaro, 1801 Massaro Blvd., Tampa			159,000	337,000
Hopewell Industrial Center, Old Hopewell Boulevard and U.S. Highway 301, Tampa			224,483	486,000
Lakeland Industrial Center, I-4 at County Rd., Lakeland			600,000	1,535,000
Lakeland Interestate Industrial Park I, Interstate Drive and Kathleen Rd., Lakeland			168,400	425,000
Tampa East Industrial Portfolio, 1841 Massaro Blvd., Tampa			512,923	1,342,000
Florida, Total			1,664,806	4,125,000

Georgia
6485 Crescent Drive, I-85 at Jimmy Carter Blvd., Norcross	(1	)(3)	360,460	965,000
Atlanta Industrial Park , Atlanta Industrial Pkwy. at Atlanta Industrial Dr., Atlanta			120,200	381,918
Atlanta Industrial Park II & VI, Atlanta Industrial Pkwy. at Atlanta Industrial Dr., Atlanta			382,100	1,214,068
Atlanta Industrial Parkway, Atlanta Industrial Pkwy. at Atlanta Industrial Dr., Atlanta			50,000	159,014
Kennesaw 75, 3850-3900 Kennesaw Pkwy., Kennesaw			178,467	491,000
Riverview Distribution Center, Fulton Industrial Blvd. at Camp Creek Parkway, Atlanta			265,200	1,301,791
Sears Logistics, 3700 Southside Industrial Way, Atlanta	(1	)(3)	402,554	890,000
SouthPark 3075, Anvil Block Rd and South Park Blvd., Atlanta			234,525	1,022,292
Southside Industrial Parkway, Southside Industrial Pkwy. at Jonesboro Rd., Atlanta			72,000	242,000
Westlake 125, Camp Creek Parkway and Westlake Parkway, Atlanta			154,464	422,048
Georgia, Total			2,219,970	7,089,131

Tennessee
Crowfarn Drive Warehouse, Crowfarn Dr. at Getwell Rd., Memphis	(1	)(3)	158,849	315,000
Outland Business Center, Outland Center Dr., Memphis	(1	)(3)	410,438	1,215,000
Southpoint I & II, Pleasant Hill Rd. at Shelby Dr., Memphis			570,940	1,127,000
Tennessee, Total			1,140,227	2,657,000

Texas
1625 Diplomat Drive, SWC Diplomat Dr. at McDaniel Dr., Carrollton			106,140	199,000
610 and 11th St. Warehouse, Loop 610 at 11th St., Houston	(1	)(3)	243,642	540,000
610 and 11th St. Warehouse, Loop 610 at 11th St., Houston			104,975	202,000
610/288 Business Park, Cannon Street, Houston	(1	)(3)	295,426	480,000
Beltway 8 Business Park, Beltway 8 at Petersham Dr., Houston			157,498	499,000
Blankenship Building, Kempwood Drive, Houston			59,729	175,000
Braker 2 Business Center, Kramer Ln. at Metric Blvd., Austin			27,359	93,000
Brookhollow Business Center, Dacoma at Directors Row, Houston			133,553	405,000
Central Plano Business Park, Klein Rd. at Plano Pkwy., Plano			137,785	415,000
Claywood Industrial Park, Clay at Hollister, Houston	(2)		301,975	1,357,242
Corporate Center Park I and II, Putnam Dr. at Research Blvd., Austin			119,452	326,000
Crestview, Bissonnet at Wilcrest, Houston			8,970	35,000
Crosspoint Warehouse, Crosspoint, Kirby near 610, Houston			72,505	179,000
Freeport Business Center, 13215 N. Promenade Blvd., Stafford			251,385	635,000
Freeport Commerce Center, Sterling Street and Statesman Drive, Irving			50,590	196,000
Houston Cold Storage Warehouse, 7080 Express Lane, Houston			128,752	345,189
Interwest Business Park, Alamo Downs Parkway, San Antonio			219,244	742,000

Center and Location			Building Total	Land Total
Isom Business Park, 919-981 Isom Road, San Antonio			175,200	462,000
Jupiter Service Center, Jupiter near Plano Pkwy., Plano			78,480	234,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr., Houston			113,218	327,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr., Houston	(1	)(3)	219,489	530,000
Lathrop Warehouse, Lathrop St. at Larimer St., Houston	(1	)(3)	251,890	435,000
Manana Office Center, I-35 at Manana, Dallas			223,128	470,000
McGraw Hill Distribution Center, 420 E. Danieldale Rd, DeSoto			417,938	888,000
Midpoint I-20 Distribution Center, New York Avenue and Arbrook Boulevard, Arlington			253,165	593,000
Midway Business Center, Midway at Boyington, Carrollton			141,246	309,000
Navigation Business Park, Navigation at N. York, Houston	(1	)(3)	238,321	555,000
Newkirk Service Center, Newkirk near N.W. Hwy., Dallas			105,892	223,000
Northeast Crossing Office/Service Center, East N.W. Hwy. at Shiloh, Dallas			78,700	199,000
Northway Park II, Loop 610 East at Homestead, Houston	(1	)(3)	303,483	745,000
Oak Hills Industrial Park, Industrial Oaks Blvd., Austin			89,858	340,000
O'Connor Road Business Park, O’Connor Road, San Antonio			150,091	459,000
Railwood F, Market at U.S. 90, Houston	(1	)(3)	300,000	560,000
Railwood G, Mesa at U.S. 90, Houston	(1	)(3)	210,850	562,665
Railwood Industrial Park, Mesa at U.S. 90, Houston	(1	)(3)	497,656	1,060,000
Railwood Industrial Park, Mesa at U.S. 90, Houston			402,680	1,141,764
Randol Mill Place, Randol Mill Road, Arlington			54,639	178,000
Redbird Distribution Center, Joseph Hardin Drive, Dallas			110,839	233,000
Regal Distribution Center, Leston Avenue, Dallas			202,559	318,000
Rutland 10 Business Center, Metric Blvd. at Centimeter Circle, Austin			54,000	139,000
Sherman Plaza Business Park, Sherman at Phillips, Richardson			101,137	312,000
South Loop Business Park, S. Loop at Long Dr., Houston	(1	)(3)	92,450	206,000
Southpark A,B,C, East St. Elmo Rd. at Woodward St., Austin			78,276	238,000
Southpoint Service Center, Burleson at Promontory Point Dr., Austin			57,667	234,000
Southport Business Park 5, South Loop 610, Houston			160,653	358,000
Space Center Industrial Park, Pulaski St. at Irving Blvd., Dallas			264,582	426,000
Stonecrest Business Center, Wilcrest at Fallstone, Houston			110,624	308,000
Town & Country Commerce Center, I-10 at Beltway 8, Houston			206,056	0
West 10 Business Center II, Wirt Rd. at I-10, Houston			82,658	147,000
West Loop Commerce Center, W. Loop N. at I-10, Houston			34,256	91,000
West-10 Business Center, Wirt Rd. at I-10, Houston			102,087	331,000
Westgate Service Center, Park Row Drive at Whiteback Dr., Houston			119,786	499,000
Texas, Total			8,502,534	20,934,860

Virginia
Enterchange at Meadowville, 2101 Bermuda Hundred Dr, Chester	(1	)(3)	226,809	845,717
Enterchange at Northlake A, 11900-11998 North Lakeridge Parkway, Ashland			215,077	697,831
Enterchange at Northlake C, North Lakeridge Parkway & Northlake Park Dr, Ashland	(1	)(3)	293,115	677,794
Enterchange at Walthall A & B, 1900-1998 Ruffin Mill Rd, Colonial Heights	(1	)(3)	606,679	1,467,536
Enterchange at Walthall C, 1936-1962 Ruffin Mill Rd, Colonial Heights	(1	)(3)	261,922	864,840
Enterchange at Walthall D, 1700-1798 Ruffin Mill Rd, Colonial Heights			287,318	752,020
Interport Business Center A, 4800-4890 Eubank Road, Richmond	(1	)(3)	447,412	1,037,556
Interport Business Center B, 4700-4790 Eubank Road, Richmond	(1	)(3)	118,000	277,477
Interport Business Center C, 5300-5390 Laburnum Ave, Richmond	(1	)(3)	54,885	154,202
Virginia, Total			2,511,217	6,774,973

Other

Arizona
Arcadia Biltmore Plaza, Campbell Ave. at North 36th St., Phoenix			21,122	74,000
Arizona, Total			21,122	74,000

Center and Location	Building Total	Land Total
Texas
1919 North Loop West, Hacket Drive at West Loop 610 North, Houston	139,449	157,000
Citadel Plaza, Citadel Plaza Dr., Houston	121,000	170,931
Texas, Total	260,449	327,931

Unimproved Land

Arizona
Bullhead Parkway at State Route 95, Bullhead City		312,761
Lon Adams Rd at Tangerine Farms Rd, Marana		422,532
Southern Avenue and Signal Butte Road, Mesa		63,336
Arizona, Total		798,629

California
Bear Valley Road at Jess Ranch Parkway Phase II, Apple Valley		138,956
Bear Valley Road at Jess Ranch Parkway Phase III, Apple Valley		447,361
California, Total		586,317

Colorado
Highway 85 and Highway 285, Sheridan		1,003,187
Mississippi at Havana, Aurora		669,953
Colorado, Total		1,673,140

Florida
SR 207 at Rolling Hills Dr, St. Augustine		228,254
State Road 100 & Belle Terre Parkway, Palm Coast		292,288
Young Pines and Curry Ford Rd, Orange County		132,422
Florida, Total		652,964

Georgia
NWC South Fulton Parkway @ Hwy 92, Union City		3,554,496
Georgia, Total		3,554,496

Louisiana
70th St. at Mansfield Rd., Shreveport		41,704
Ambassador Caffery at W. Congress, Lafayette		34,915
Louisiana, Total		76,619

Nevada
SWC Highway 215 at Decatur, Las Vegas		1,103,810
Nevada, Total		1,103,810

North Carolina
Creedmoor (Highway 50) and Crabtree Valley Avenue, Raleigh		510,959
Highway 17 and Highway 210, Surf City		2,024,233
U.S. 15-501 and Bruce Wood Rd, Southern Pines		1,047,000
U.S. Highway 1 at Caveness Farms Rd., Wake Forest		3,479,317
U.S. Hwy 17 & U.S. Hwy 74/76, Leland		549,727
North Carolina, Total		7,611,236

Tennessee
Poplar Avenue and Ridgeway Road, Memphis		173,804
Tennessee, Total		173,804

Texas
9th Ave. at 25th St., Port Arthur		243,000
Bissonnet at Wilcrest, Houston		84,629
Citadel Plaza at 610 North Loop, Houston		137,000

Center and Location	Building Total	Land Total
Culebra Road and Westwood Loop, San Antonio		403,366
East Orem, Houston		122,000
FM 1957 (Potranco Road) and FM 211, San Antonio		8,655,372
FM 2920 and Highway 249, Tomball		1,467,754
Highway 3 at Highway 1765, Texas City		201,000
Kirkwood at Dashwood Drive, Houston		322,000
Leslie Rd. at Bandera Rd., Helotes		74,052
Mesa Road at Tidwell, Houston		35,898
Nolana Ave and 29th St., McAllen		163,350
Northwest Freeway at Gessner, Houston		117,612
River Pointe Drive at Interstate 45, Conroe		118,483
Rock Prairie Rd. at Hwy. 6, College Station		2,867,990
SH 151 and Ingram Rd, San Antonio		369,389
Shary Rd. at North Hwy. 83, Mission		1,607,364
U.S. 77 and 83 at SHFM 802, Brownsville		954,835
US Hwy 281 at Wilderness Oaks, San Antonio		1,269,774
West Little York at Interstate 45, Houston		161,000
West Loop North at Interstate 10, Houston		145,000
Texas, Total		19,520,868

Utah
South 300 West & West Paxton Avenue, Salt Lake City		324,958
Utah, Total		324,958

Property Listing Summary as of December 31, 2009

All Properties by State	Number of Properties	Building	Land Total
Arizona	23	3,289,152	11,278,151
Arkansas	3	357,740	1,489,000
California	29	5,270,596	17,585,556
Colorado	11	3,587,750	11,919,345
Florida	51	10,906,223	43,715,670
Georgia	23	4,877,437	20,731,663
Illinois	1	303,566	1,013,380
Kansas	2	250,855	454,000
Kentucky	4	731,719	3,176,000
Louisiana	11	2,101,357	6,281,072
Maine	1	205,034	962,667
Missouri	2	257,760	1,307,000
Nevada	12	3,534,921	11,348,520
New Mexico	4	689,473	2,270,407
North Carolina	24	3,370,725	23,516,447
Oklahoma	2	163,996	682,000
Oregon	3	273,466	672,288
South Carolina	1	86,120	436,000
Tennessee	9	2,024,498	5,613,915
Texas	154	24,081,176	93,679,261
Utah	3	663,767	1,985,003
Virginia	9	2,511,217	6,774,973
Washington	4	474,718	1,750,000
Grand Total	386	70,013,266	268,642,318

Total Retail	307	52,966,175	188,822,582
Total Industrial	76	16,765,520	43,340,964
Total Other	3	281,571	401,931
Total Unimproved Land			36,076,841

_________________
Total square footage includes 464,561 square feet of building area and 13,354,380 square feet of land leased from others.

Footnotes for detail property listing:
(1)	Denotes property is held by a real estate joint venture or partnership; however, the building and land square feet figures include our partners’ ownership interest in the property.

(2)	Denotes property currently under development.

(3)	Denotes properties that are not consolidated under generally accepted accounting principles.

NOTE:	Square feet are reflective of area available to be leased. Certain listed properties may have additional square feet that are not owned by us.

General.  In 2009, no single property accounted for more than 1.8% of our total assets or 1.6% of revenues.  The five largest properties, in the aggregate, represented approximately 7.1% of our revenues for the year ended December 31, 2009; otherwise, none of the remaining properties accounted for more than 1.1% of our revenues during the same period.  As of December 31, 2009, the weighted average occupancy rate for all of our improved properties was 90.8% compared to 92.6% as of December 31, 2008.  The average effective annual rental per square foot was approximately $13.31 in 2009, $13.16 in 2008, $12.57 in 2007, $12.12 in 2006 and $11.38 in 2005 for retail properties and $4.90 in 2009, $4.98 in 2008, $4.86 in 2007, $4.91 in 2006 and $4.89 in 2005 for industrial properties.

The majority of our properties are owned directly by us (subject in some cases to mortgages), although our interests in some properties are held indirectly through interests in real estate joint ventures or under long-term leases.  In our opinion, our properties are well maintained and in good repair, suitable for their intended uses, and adequately covered by insurance.

We participate in 67 real estate joint ventures or partnerships that hold 145 of our properties.  Our ownership interest ranges from 7.8% to 99%; we are normally the managing or operating partner and receive a fee for acting in this capacity.

We may use a DownREIT operating partnership structure in the acquisition of some real estate properties.  In these transactions, a fair value purchase price is agreed upon between us, as general partner of the DownREIT, and the seller where the seller receives operating partnership units in exchange for some or all of its ownership interest in the property.  Each operating partnership unit is the equivalent of one of our common shares of beneficial interest (“common shares”).  These units generally allow our partners the right to put their limited partnership units’ interest to us on or after the first anniversary of the entity’s formation.  We may acquire these limited partnership units for either cash or a fixed number of our common shares at our discretion.

Shopping Centers. At December 31, 2009, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 298 developed income-producing properties and nine properties under various stages of construction and development, which are located in 22 states spanning the country from coast to coast.

Our shopping centers are primarily neighborhood and community shopping centers that typically range in size from 50,000 to 650,000 square feet of building area, as distinguished from large regional enclosed malls and small strip centers, which generally contain 5,000 to 25,000 square feet.  Almost none of the centers have climatized common areas, but are designed to allow retail customers to park their automobiles in close proximity to any retailer in the center.  Our centers are customarily constructed of masonry, steel and glass, and all have lighted, paved parking areas, which are typically landscaped with berms, trees and shrubs.  They are generally located at major intersections in close proximity to neighborhoods that have existing populations sufficient to support retail activities of the types conducted in our centers.

We have approximately 6,900 separate leases with 5,000 different tenants.  Included among our top revenue-producing tenants are:  The Kroger Co., T.J.X. Companies, Safeway, Ross Stores, Publix, Home Depot, Office Depot, Petsmart and Gap (primarily Old Navy stores).  The diversity of our tenant base is also evidenced by the fact that our largest tenant accounted for only 2.6% of rental revenues during 2009.

As of December 31, 2009, lease expirations for the next ten years, assuming tenants do not exercise renewal options, are as follows:

				Annual Net Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases (000’s)	Percentage of Leaseable Square Feet	Total (000’s)	Per Square Foot
2010	946	4,331	10.56	$54,418	$12.56
2011	1,028	4,945	12.06	66,584	13.46
2012	867	4,590	11.19	61,402	13.38
2013	740	5,183	12.64	59,370	11.45
2014	647	4,809	11.73	55,955	11.64
2015	266	2,567	6.26	28,201	10.99
2016	116	1,467	3.58	16,791	11.45
2017	106	1,257	3.07	18,344	14.59
2018	96	1,054	2.57	15,719	14.91
2019	85	1,165	2.84	16,074	13.80

In the ordinary course of business, we have tenants who cease making payments under their leases or who file for bankruptcy protection.  We are unable to predict or forecast the timing of store closings or unexpected vacancies.  While we believe the effect of this will not have a material impact on our financial position, results of operations or liquidity due to the significant diversification of our tenant base, the uncertainty in the economy and commercial credit markets could result in a negative impact.

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

Most of our leases provide for the monthly payment in advance of fixed minimum rentals, the tenants' pro rata share of ad valorem taxes, insurance (including fire and extended coverage, rent insurance and liability insurance) and common area maintenance for the center (based on estimates of the costs for these items).  They also provide for the payment of additional rentals based on a percentage of the tenants' sales.  Utilities are generally paid directly by tenants except where common metering exists with respect to a center.  In this case we make payments for the utilities, and the tenants reimburse us on a monthly basis.  Generally, our leases prohibit the tenant from assigning or subletting its space.  They also require the tenant to use its space for the purpose designated in its lease agreement and to operate its business on a continuous basis.  Some of the lease agreements with major tenants contain modifications of these basic provisions in view of the financial condition, stability or desirability of those tenants.  Where a tenant is granted the right to assign its space, the lease agreement generally provides that the original lessee will remain liable for the payment of the lease obligations under that lease agreement.

There were no acquisitions of retail properties during 2009.

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

In October 2009, we contributed four Florida properties with an aggregate value of approximately $114.3 million, and aggregating 0.8 million square feet, to an unconsolidated real estate joint venture.  We sold an 80% interest in this joint venture to an institutional investor, and we received net proceeds of $85.9 million and realized a gain of $10.1 million.  Subsequent to December 31, 2009, two additional properties were contributed to the unconsolidated joint venture for $47.3 million, which included loan assumptions of $28.1 million and net proceeds of $14.0 million.

During 2009, we sold 12 retail properties, six of which were located in Texas and two each in Arizona, New Mexico and North Carolina.  Also, we sold 11 retail buildings at seven operating properties, of which five buildings were located in Louisiana, four in Nevada and one each in Arizona and New Mexico.  Gross sales proceeds from these dispositions totaled $189.4 million and generated gains of $63.6 million.

Impairments, related to our retail properties, of $5.7 million, including two properties associated with the anticipated contribution to an unconsolidated joint venture, were recognized for the year ended December 31, 2009, of which $3.5 million is included in discontinued operations.

Industrial Properties.  At December 31, 2009, we owned, either directly or through our interest in real estate joint ventures or partnerships, 76 industrial projects, including one project under construction, and three other operating properties totaling approximately 17.0 million square feet of building area.  Our industrial properties consist of bulk warehouse, business distribution and office-service center assets ranging in size from 9,000 to 727,000 square feet.  Similar to our shopping centers, these properties are customarily constructed of masonry, steel and glass, and have lighted, concrete parking areas and are well landscaped.  The national and regional tenants in our industrial centers include Hitachi Transport Systems, Sears Logistics, Publix, Shell, Rooms to Go, UPS Supply Chain Solutions, General Electric Company, G.E. Polymershapes, Inc., Interline Brands, Inc., Rooftop Systems Inc., Wells Fargo Bank and Iron Mountain.  Our properties are located in Arizona, California, Florida, Georgia, Tennessee, Texas and Virginia.

There were no acquisitions of industrial properties during 2009.

During 2009, five industrial properties located in Texas were sold.  Gross sales proceeds totaled $20.0 million and generated gains of $7.2 million.

Impairments, related to our industrial properties, of $.3 million were recognized for the year ended December 31, 2009 and are included in discontinued operations.

Land Held for Development.  At December 31, 2009, we owned 42 parcels of unimproved land consisting of approximately 36.1 million square feet of land area located in Arizona, California, Colorado, Florida, Georgia, Louisiana, Nevada, North Carolina, Tennessee, Texas and Utah.  These properties include approximately 3.4 million square feet of land adjacent to certain of our existing developed properties, which may be used for expansion of these developments, as well as approximately 32.7 million square feet of land, which may be used for new development.  Most of the land held for development is served by roads and utilities and are suitable for development as shopping centers or industrial projects, and we intend to emphasize the development of these parcels for such purpose.  Due to our analysis of current economic considerations, including the effects of tenant bankruptcies, lack of credit available to retailers and suspension of tenant expansion plans for new development projects and declines in the real estate values, plans related to our new development properties including land held for development changed, and the use of these assets was no longer certain which brought about an impairment charge.  Impairments, related to undeveloped land at our new development properties, of $32.8 million were recognized for the year ended December 31, 2009.

New Development Properties. At December 31, 2009, we had 10 projects under construction or in preconstruction stages with an estimated final square footage of approximately 2.7 million.  These properties are slated to be completed over the next one to four years, and we expect our investment on these properties to be $175.2 million, net of proceeds from land sales and tax incentive financing of $35.0 million.

Merchant Development.  During 2009, we sold four land parcels, two of which were located in Texas and one each in Arizona and New Mexico.  Also, we sold an industrial building located in Texas and an unconsolidated joint venture interest in a shopping center located in Colorado.  Gross sales proceeds from these dispositions totaled $47.9 million, which were reduced by the release of a debt obligation of $11.7 million, and generated gains of $18.7 million.

ITEM 3.	Legal Proceedings

We are involved in various matters of litigation arising in the normal course of business.  While we are unable to predict with certainty the amounts involved, our management and counsel believe that when such litigation is resolved, our resulting liability, if any, will not have a material adverse effect on our consolidated financial statements.

ITEM 4.	Reserved

PART II

ITEM 5.	Market for Registrant's Common Shares of Beneficial Interest, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares of beneficial interest (“common shares”) are listed and traded on the New York Stock Exchange under the symbol "WRI."  As of January 31, 2010, the number of holders of record of our common shares was 2,961.  The closing high and low sale prices per common share as reported on the New York Stock Exchange, and dividends per share paid for the fiscal quarters indicated were as follows:

	High	Low	Dividends

2009:
Fourth	$20.86	$18.19	$.250
Third	22.29	13.29	.250
Second	16.58	9.18	.250
First	20.72	8.41	.525

2008:
Fourth	$35.08	$10.10	$.525
Third	40.00	27.38	.525
Second	38.71	30.32	.525
First	35.42	28.37	.525

The following table summarizes the equity compensation plans under which our common shares may be issued as of December 31, 2009:

	Number of shares to	Weighted average
	be issued upon exercise	exercise price of	Number of shares
	of outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance

Equity compensation plans approved by shareholders	4,436,143	$27.44	408,429

Equity compensation plans not approved by shareholders	―	―	―

Total	4,436,143	$27.44	408,429

Performance Graph

The graph below provides an indicator of cumulative total shareholder returns for us as compared with the S&P 500 Stock Index and the NAREIT All Equity Index, weighted by market value at each measurement point.  The graph assumes that on December 31, 2004, $100 was invested in our common shares and that all dividends were reinvested by the shareholder.

Comparison of Five Year Cumulative Return

	2005	2006	2007	2008	2009

Weingarten	98.75	125.90	90.04	64.54	67.87
S&P 500 Index	104.91	121.48	128.16	80.74	102.11
The NAREIT All Equity Index	112.16	151.49	127.72	79.53	95.00

There can be no assurance that our share performance will continue into the future with the same or similar trends depicted in the graph above.  We do not make or endorse any predications as to future share performance.

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

	(Amounts in thousands, except per share amounts)
	Year Ended December 31,
	2009	2008	2007	2006	2005

Revenues (primarily real estate rentals)	$572,108	$592,748	$561,200	$501,369	$452,929
Expenses:
Depreciation and amortization	147,895	149,812	122,245	111,634	101,300
Other	234,557	262,411	190,943	163,953	137,021
Total	382,452	412,223	313,188	275,587	238,321
Operating Income	189,656	180,525	248,012	225,782	214,608
Interest Expense, net	(153,207)	(156,318)	(156,248)	(148,052)	(128,565)
Interest and Other Income, net	11,427	4,333	8,483	9,043	2,849
Gain on Redemption of Convertible Senior Unsecured Notes	25,311	12,961
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	5,548	12,196	19,853	14,655	6,610
Gain on Merchant Development Sales	18,688	8,342	16,385	7,166	804
(Provision) Benefit for Income Taxes	(6,338)	10,219	(4,073)	(1,366)
Income from Continuing Operations	91,085	72,258	132,412	107,228	96,306
Income from Discontinued Operations (1)	58,925	80,339	103,840	178,519	107,101
Gain on Sale of Property	25,266	1,998	4,086	22,493	22,306
Net Income	$175,276	$154,595	$240,338	$308,240	$225,713

Net Income Adjusted for Noncontrolling Interests	$171,102	$145,652	$230,101	$301,826	$219,653

Net Income Attributable to Common Shareholders	$135,626	$109,091	$204,726	$291,725	$209,552
Per Share Data - Basic:
Income from Continuing Operations	$0.70	$0.34	$1.18	$1.29	$1.15
Net Income	$1.24	$1.29	$2.39	$3.33	$2.35
Weighted Average Number of Shares	109,546	84,474	85,504	87,719	89,224
Per Share Data - Diluted:
Income from Continuing Operations	$0.70	$0.34	$1.18	$1.29	$1.15
Net Income	$1.23	$1.28	$2.35	$3.24	$2.31
Weighted Average Number of Shares	110,178	84,917	88,893	91,779	93,166

Property (at cost)	$4,658,396	$4,915,472	$4,972,344	$4,445,888	$4,033,579
Total Assets	$4,890,385	$5,114,212	$4,992,636	$4,373,066	$3,737,741
Debt, net	$2,531,847	$3,148,636	$3,131,977	$2,899,860	$2,348,504

Other Data:
Cash Flows from Operating Activities	$244,316	$220,150	$223,309	$242,592	$200,525
Cash Flows from Investing Activities	$191,872	$(115,391)	$(480,630)	$(314,686)	$(104,459)
Cash Flows from Financing Activities	$(341,550)	$(111,590)	$252,095	$100,407	$(97,791)
Cash Dividends per Common Share	$1.28	$2.10	$1.98	$1.86	$1.76
Funds from Operations: (2)
Net Income Attributable to Common Shareholders	$135,626	$109,091	$204,726	$291,725	$209,552
Depreciation and Amortization	162,644	162,035	141,150	131,792	125,742
Gain on Sale of Property	(81,010)	(70,068)	(86,076)	(172,056)	(87,561)
Total	$217,260	$201,058	$259,800	$251,461	$247,733

(1)
Generally accepted accounting principles (“GAAP”) requires the operating results and gain (loss) on the sale of operating properties to be reported as discontinued operations for all periods presented.

(2)
The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) as net income (loss) attributable to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of operating real estate assets and extraordinary items, plus depreciation and amortization of operating properties, including our share of unconsolidated real estate joint ventures and partnerships.  We calculate FFO in a manner consistent with the NAREIT definition.

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

Executive Overview

Weingarten Realty Investors is a real estate investment trust (“REIT”) organized under the Texas Real Estate Investment Trust Act.  Effective January 1, 2010, the Texas Real Estate Investment Trust Act was replaced by the Texas Business Organizations Code.  We, and our predecessor entity, began the ownership and development of shopping centers and other commercial real estate in 1948.  Our primary business is leasing space to tenants in the shopping and industrial centers we own or lease.  We also manage centers for joint ventures in which we are partners or for other outside owners for which we charge fees.

We operate a portfolio of rental properties which includes neighborhood and community shopping centers and industrial properties of approximately 70.0 million square feet.  We have a diversified tenant base with our largest tenant comprising only 2.6% of total rental revenues during 2009.

Our long-term strategy is to focus on increasing funds from operations (“FFO”) and shareholder value.  We do this through hands-on leasing, management and selected redevelopment of the existing portfolio of properties, through disciplined growth from selective acquisitions and new developments, and through the disposition of assets that no longer meet our ownership criteria.  We do this while remaining committed to maintaining a conservative balance sheet, a well-staggered debt maturity schedule and strong credit agency ratings.  During 2009, the depressed economic environment and capital markets caused us to refocus our efforts on maintaining our operating properties at current levels and managing our capital resources to ensure adequate liquidity needed to address our upcoming debt maturities.  Accordingly, we have taken a number of steps in 2009 as described below:

•
We issued 32.2 million common shares of beneficial interest (“common shares”) resulting in additional liquidity of $439.1 million.  These proceeds were used to fund the repurchases of $504.9 million principal of unsecured fixed rate medium term notes, 7% senior unsecured notes and 3.95% convertible senior unsecured notes, significantly reducing our debt maturities for the years 2009 through 2011.  Although our 3.95% convertible senior unsecured notes do not mature until 2026, we believe market conditions make it highly probable they will be put back to us in 2011.

•	We issued $267.6 million of secured debt.
•	We issued $100.0 million of unsecured notes payable.
•
We entered into a joint venture to which we have contributed six properties valued at $160.8 million and to date have received net proceeds of approximately $99.9 million and a cash distribution of secured debt proceeds totaling $12.9 million.

•	We contributed the final four properties to a joint venture valued at approximately $66.8 million and received net proceeds of approximately $20.6 million.
•	We have sold operating and merchant build properties for approximately $257.2 million.

As a result of these transactions, we have built adequate levels of liquidity and reduced our debt maturities to very manageable levels.  We were able to reduce our debt maturities (including our revolver balance and the 3.95% unsecured convertible debt due in 2026 with put options in 2011) in 2009, 2010 and 2011 from $1.4 billion at December 31, 2008 to $463.8 million as of December 31, 2009, which, at this time, we are highly confident can be refinanced or extinguished upon maturity.  In February 2010, we successfully renegotiated our revolver credit facility for $500 million which matures in February 2013.  As of February 24, 2010, no amounts were outstanding under our revolving credit facility, and we had excess cash primarily invested in short-term investments totaling $115 million.

Looking forward to 2010, we will continue to focus our efforts on improving our operating fundamentals and increasing shareholder value.  We are also positioning ourselves to take advantage of growth opportunities as the markets begin to improve.  We are implementing a multifaceted approach to utilizing associates from leasing, acquisitions and new development to source these opportunities.  We are also leveraging their efforts with the relationships we have in the brokerage, banking and institutional arenas.  While the number of attractive acquisition and redevelopment opportunities entering the market has been minimal, we are focused on being properly positioned once the markets improve.

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

At December 31, 2009, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 376 developed income-producing properties and 10 properties under various stages of construction and development.  The total number of centers includes 307 neighborhood and community shopping centers, 76 industrial projects and three other operating properties located in 23 states spanning the country from coast to coast.

We also owned interests in 42 parcels of land held for development that totaled approximately 36.1 million square feet.

We had approximately 6,900 leases with 5,000 different tenants at December 31, 2009.

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

In assessing the performance of our properties, management carefully tracks the occupancy of the portfolio.  The weakened economy contributed to a drop in our occupancy from 92.6% at December 31, 2008 to 90.8% at December 31, 2009.  While we will continue to monitor the economy and the effects on our retailers, we believe the significant diversification of our portfolio both geographically and by tenant base and the quality of our portfolio, will allow us to maintain occupancy levels of above 90% as we move through next year, absent bankruptcies by multiple national or regional tenants.  Another important indicator of performance is the spread in rental rates on a same-space basis as we complete new leases and renew existing leases.  We completed 1,237 new leases or renewals during 2009 totaling 5.9 million square feet, increasing rental rates an average of 2.2% on a cash basis.

New Development
At December 31, 2009, we had 10 properties in various stages of development.  We have funded $179.6 million to date on these projects and, at completion, we estimate our investment to be $175.2 million, net of proceeds from land sales and tax incentive financing of $35.0 million.  These properties are slated to be completed over the next one to four years with a projected return on investment of approximately 7.1% when completed.

We have approximately $182.6 million, net of impairment charges, in land held for development pending improvement in economic conditions.  Due to our analysis of current economic considerations, including the effects of tenant bankruptcies, lack of credit available to retailers and the suspension of tenant expansion plans for new development projects and declines in real estate values, our plans related to our new development properties including land held for development changed, and resulted in impairment charges.  Impairments, primarily related to undeveloped land at our new development properties, of $32.8 million and $52.5 million were recognized during 2009 and 2008, respectively.  While we will continue to monitor this market closely, we anticipate little if any investment in land held for development or new projects for 2010.

Merchant development is a program where we acquire or develop a project with the objective of selling all or part of it, instead of retaining it in our portfolio on a long-term basis.  Disposition of land parcels are also included in this program.  We generated gains from this program during 2009 of approximately $18.7 million.  Our 2010 business plan calls for no material merchant development sales.

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

There were no acquisitions of operating properties during 2009, and we do not anticipate any material purchases through the mid-year of 2010.

In October 2009, we entered into an agreement to contribute six retail properties, located in Florida and Georgia, valued at approximately $160.8 million to an unconsolidated joint venture in which we will retain a 20% ownership interest.  In 2009, we closed on four Florida properties with a total value of $114.3 million, aggregating 0.8 million square feet and received net proceeds of approximately $85.9 million.  We sold an 80% interest in this joint venture to an institutional investor, and realized a gain of $10.1 million.  Subsequent to December 31, 2009, two additional properties were contributed to the unconsolidated joint venture for $47.3 million, which included loan assumptions of $28.1 million and net proceeds of $14.0 million.

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

We have a real estate limited partnership with a foreign institutional investor to purchase up to $250 million of retail properties in various states.  Our ownership in this unconsolidated real estate limited partnership is 20.1%.  As of December 31, 2009, no properties had been purchased.

While we are not currently pursuing new joint ventures utilizing our current asset pool, we continue to monitor our joint venture relationships and evaluate whether new relationships could provide equity for new investments.  Although we have no current plans, it is uncertain whether we will be successful in completing any additional transactions in the near future.

Joint venture fee income for the year ended December 31, 2009 was approximately $6.3 million or a decrease from the prior year of $.9 million.  This fee income is based upon revenues, net income and in some cases appraised property values.  Due to decreases in these factors at our unconsolidated joint ventures, joint venture fee income has declined.  We anticipate these fees may marginally improve in 2010 over our current performance.

Dispositions
During 2009, we sold 12 retail properties, five industrial properties and 11 retail buildings at seven operating properties, for $209.4 million.  Although the availability of debt financing for prospective acquirers has been limited in the current capital markets, we expect to continue to dispose of selected non-core properties throughout 2010 as opportunities present themselves.  Dispositions are a key component of our liquidity strategy, and are also part of our ongoing management process where we prune from our portfolio, properties that do not meet our geographic or growth targets.  Dispositions provide capital, which may be recycled into properties that have high barrier-to-entry locations within high growth metropolitan markets.  Over time, we expect this to produce a portfolio with higher occupancy rates and stronger internal revenue growth.

Summary of Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies require more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition
Rental revenue is generally recognized on a straight-line basis over the term of the lease, which begins the date the leasehold improvements are substantially complete, if owned by us, or the date the tenant takes control of the space, if the leasehold improvements are owned by the tenant.  Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is subject to our interpretation of lease provisions and is recognized in the period the related expense is recognized.  Revenue based on a percentage of tenants' sales is recognized only after the tenant exceeds their sales breakpoint.  In addition, in circumstances where we would provide a tenant improvement allowance for improvements that are owned by the tenant, we would recognize the allowance as a reduction of rental revenue on a straight-line basis over the term of the lease.  Other revenue is income from contractual agreements with third parties, tenants or partially owned real estate joint ventures or partnerships, which is recognized as the related services are performed under the respective agreements.

Real Estate Joint Ventures and Partnerships
To determine the method of accounting for partially owned real estate joint ventures and partnerships, we apply the guidelines as set forth in GAAP.  Entities identified as variable interest entities are consolidated if we are determined to be the primary beneficiary of the partially owned real estate joint venture or partnership.

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

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the results of operations of an acquired property are included in our results of operations from the date of acquisition.  Estimates of fair values are based upon future cash flows and other valuation techniques in accordance with our fair value measurements policy, which are used to record the purchase price of acquired property among land, buildings on an "as if vacant" basis, tenant improvements, other identifiable intangibles and any goodwill or gain on purchase.  Other identifiable intangible assets and liabilities include the effect of out-of-market leases, the value of having leases in place (“as is” versus “as if vacant” and absorption costs), out-of-market assumed mortgages and tenant relationships.  Depreciation and amortization is computed using the straight-line method, generally over estimated useful lives of 40 years for buildings and over the lease term which includes bargain renewal options for other identifiable intangible assets.  The impact of these estimates, including incorrect estimates in connection with acquisition values and estimated useful lives, could result in significant differences related to the purchased assets, liabilities and resulting depreciation or amortization.  Effective 2009, acquisition costs are expensed as incurred.

Property also includes costs incurred in the development of new operating properties and properties in our merchant development program.  Merchant development is a program in which we develop a project with the objective of selling all or part of it, instead of retaining it in our portfolio on a long-term basis.  Also, disposition of land parcels and non-operating properties are included in this program.  These properties are carried at cost and no depreciation is recorded on these assets until the commencement of rental revenue or no later than one year from the completion of major construction.  These costs include pre-acquisition costs directly identifiable with the specific project, development and construction costs, interest and real estate taxes.  Indirect development costs, including salaries and benefits, travel and other related costs that are directly attributable to the development of the property, are also capitalized.  The capitalization of such costs ceases at the earlier of one year from the completion of major construction or when the property, or any completed portion, becomes available for occupancy.  The impact of the estimates related to the allocation of indirect costs and interest could result in incorrect estimates in connection with determining the asset value which could be material to our consolidated financial statements.

Property also includes costs for tenant improvements paid by us, including reimbursements to tenants for improvements that are owned by us and will remain our property after the lease expires.

Impairment
Our properties are reviewed for impairment, if events or changes in circumstances indicate that the carrying amount of the property, including any identifiable intangible assets (including site costs and capitalized interest), may not be recoverable.

If such an event occurs for our properties, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property.  Our carrying amounts are adjusted, if necessary, to the estimated fair value to reflect impairment in the value of the asset.  Fair values are determined by management utilizing cash flow models and market discount rates, or by obtaining third-party broker or appraisal estimates in accordance with our fair value measurements policy.

Our analysis of current economic considerations at each reporting period, including the effects of tenant bankruptcies, lack of credit available to retailers, the suspension of tenant expansion plans for new development projects, declines in real estate values and management‘s plans related to our new development properties including land held for development could result in an impairment charge.  Determining whether a property is impaired and, if impaired, the amount of required write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation.  The evaluations used in these analyses could result in incorrect estimates when determining carrying values that could be material to our consolidated financial statements.

Our investments in partially owned real estate joint ventures and partnerships are reviewed for impairment, if events or circumstances change indicating that the carrying amount of an investment may not be recoverable.  The ultimate realization is dependent on a number of factors, including the performance of each investment and market conditions.  We will record an impairment charge if we determine that a decline in the value of an investment is other than temporary.  A considerable amount of judgment by our management is used in this evaluation.  Our overall future plans for the investment, our investment partner’s financial outlook and our views on current market and economic conditions may have a significant impact on the resulting factors analyzed for these purposes.

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

Fair Value Measurements
Certain financial instruments, estimates and transactions are required to be calculated, reported and/or recorded at fair value.  The estimated fair values of such financial items, including: debt instruments, impairments, acquisitions, investment securities and derivatives, have been determined using a market-based measurement.  This measurement is determined based on the assumptions that management believes market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity.  In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  The assessed inputs used in determining any fair value measurements could result in incorrect valuations that could be material to our consolidated financial statements.

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

Profits on sales of real estate, including merchant development sales are not recognized until (a) a sale is consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay; (c) the seller’s receivable is not subject to future subordination; and (d) we have transferred to the buyer the usual risks and rewards of ownership in the transaction, and we do not have a substantial continuing involvement with the property.  A considerable amount of judgment by our management is used in this evaluation.

We recognize gains on the sale of real estate to joint ventures and partnerships in which we participate to the extent we receive cash from the joint venture or partnership, if it meets the sales criteria in accordance with GAAP, and we do not have a commitment to support the operations of the real estate joint venture or partnership to an extent greater than our proportionate interest in the real estate joint venture or partnership.

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

The Tax Relief Extension Act of 1999 gave REITs the ability to conduct activities which a REIT was previously precluded from doing as long as such activities are performed in entities which have elected to be treated as taxable REIT subsidiaries under the IRS code.  These activities include buying or developing properties with the express purpose of selling them.  We conduct certain of these activities in taxable REIT subsidiaries that we have created.  We calculate and record income taxes in our consolidated financial statements based on the activities in those entities.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between our carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  These are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  A valuation allowance for deferred tax assets is established for those assets we do not consider the realization of such assets to be more likely than not. We use estimates in preparing our deferred tax amounts and if revised, these estimates could impact our results of operations.

Additionally, GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return.  A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.

Results of Operations

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

Revenues
Total revenues were $572.1 million for the year ended 2009 versus $592.7 million for the year ended 2008, a decrease of $20.6 million or 3.5%.  This decrease resulted from a decrease in net rental revenues of $24.8 million, which is offset by an increase in other income of $4.2 million.

This decrease in net rental revenues resulted primarily from a decline in occupancy, the $12.5 million decrease associated with the deconsolidation of four joint ventures as of December 31, 2008, and a reduction of $3.3 million from the sale of an 80% interest in four shopping centers in October 2009.  The increase in other income resulted primarily from an increase in lease cancellation income from various tenants.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	December 31,
	2009	2008

Shopping Centers	91.8%	93.0%
Industrial	87.8%	91.6%
Total	90.8%	92.6%

Expenses
Total expenses for 2009 were $382.5 million versus $412.2 million in 2008, a decrease of $29.7 million or 7.2%.  This decrease resulted primarily from the $17.6 million decrease in impairment losses for certain new development properties based on current economic conditions, changes in our new development business plans, the suspension in tenant expansion plans and declines in real estate values and the $10.5 million decrease in operating expenses.  The decrease in operating expenses from the prior year resulted primarily from a reduction in pre-acquisition and pre-development cost write offs and a decline in costs as a result of damage associated with Hurricane Ike in 2008.  Overall, direct operating costs and expenses (operating and net ad valorem taxes) of operating our properties as a percentage of rental revenues were 31.3% and 31.8% in 2009 and 2008, respectively.

Interest Expense, net
Net interest expense totaled $153.2 million for 2009, down $3.1 million or 2.0% from 2008.  The components of net interest expense were as follows (in thousands):

	Year Ended December 31,
	2009	2008

Gross interest expense	$161,015	$175,789
Amortization of convertible bond discount	4,969	8,521
Over-market mortgage adjustment of acquired properties	(4,061)	(7,702)
Capitalized interest	(8,716)	(20,290)

Total	$153,207	$156,318

Gross interest expense totaled $161.0 million in 2009, down $14.8 million or 8.4% from 2008.  The decrease in gross interest expense was due primarily to the reduction in the average debt outstanding, relating to the retirement of the convertible notes and other unsecured debt.  In 2009, the weighted average debt outstanding was $2.8 billion at a weighted average interest rate of 5.7% as compared to $3.2 billion outstanding at a weighted average interest rate of 5.3% in 2008.  The decrease of $3.6 million in the amortization of convertible bond discount relates to the retirement of the convertible notes.  The decrease in over-market mortgage adjustment of acquired properties of $3.6 million resulted primarily from loan payoffs in 2008.  Capitalized interest decreased $11.6 million as a result of new development stabilizations, completions and the cessation of carrying costs capitalization on several new development projects transferred to land held for development.

Interest and Other Income, net
Net interest and other income was $11.4 million in 2009 versus $4.3 million in 2008, an increase of $7.1 million or 165.1%.  This increase resulted primarily from the fair value increase of $7.2 million in the assets held in a grantor trust related to our deferred compensation plan.

Gain on Redemption of Convertible Senior Unsecured Notes
The gain in 2009 of $25.3 million resulted from the purchase and cancellation of $402.0 million of our 3.95% convertible senior unsecured notes at a discount to par value as compared to the $13.0 million gain from the purchase and cancellation of $37.8 million of our 3.95% convertible senior unsecured notes at a discount to par value in 2008.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
The decrease in net equity in earnings of real estate joint ventures and partnerships of $6.6 million or 54.5% is primarily attributable to an increase in our share of impairment losses totaling $3.5 million with the remaining decrease resulting from a decline in income from our investments due to the cessation of carrying cost capitalization on several new development properties, a decline in occupancy, a note receivable write off and completions of new development and other capital activities.

Gain on Merchant Development Sales
Gain on merchant development sales of $18.7 million in 2009 resulted primarily from the gain on sale of a land parcel, the sale of an unconsolidated joint venture interest in a shopping center in Colorado and the sale of an industrial building.  The gain on merchant development sales of $8.3 million in 2008 resulted primarily from the sale of 24 land parcels plus the realization of a land parcel deferred gain totaling $2.1 million.

(Provision) Benefit for Income Taxes
The increase in the tax provision of $16.6 million is attributable primarily to our taxable REIT subsidiary.  The benefit in 2008 associated with impairment losses and the write off of pre-development costs was greater compared to the activities in 2009.  Also, in 2009 we recorded a valuation allowance of $9.6 million associated with impairment losses and established a $6.3 million deferred liability associated with book-tax basis differentials.  The valuation allowance was established as the realization of these losses is dependent on generating sufficient taxable income in the years the related properties are sold.

Gain on Sale of Property
The increase in gain on sale of property of $23.3 million is attributable primarily to the sale of an 80% interest in four shopping centers in October 2009 and the disposition of 11 retail buildings at seven operating properties during 2009.

Results of Operations

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

Revenues
Total revenues were $592.7 million for the year ended 2008 versus $561.2 million for the year ended 2007, an increase of $31.5 million or 5.6%.  This increase resulted primarily from an increase in rental revenues of $30.9 million and other income of $.6 million.

Property acquisitions and new development activity contributed $26.7 million of the rental income increase with $4.2 million resulting from 1,243 renewals and new leases, comprising 6.3 million square feet at an average rental rate increase of 10.2%.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	December 31,
	2008	2007

Shopping Centers	93.0%	95.1%
Industrial	91.6%	92.0%
Total	92.6%	94.4%

Other income increased by $.6 million from the prior year due from an increase in lease cancellation revenue from various tenants.

Expenses
Total expenses for 2008 were $412.2 million versus $313.2 million in 2007, an increase of $99.0 million or 31.6%.

The increases in 2008 for depreciation and amortization expense ($27.6 million), operating expenses ($13.9 million) and ad valorem taxes ($6.2 million) were primarily a result of the properties acquired and developed during the year.  In addition, operating expenses increased as a result of Hurricane Ike in 2008 and depreciation expense increased as a result of redevelopment activities.  In 2008, an impairment loss was recorded of $52.5 million due primarily to our new development properties based on current economic conditions; including the lack of credit available to retailers, a suspension in tenant expansion plans and declines in the real estate values.  The decrease in general and administrative expenses of $1.2 million results primarily from a reduction in our workforce.  Overall, direct operating costs and expenses (operating and ad valorem tax expense) of operating our properties as a percentage of rental revenues were 31.8% and 29.9% in 2008 and 2007, respectively.

Interest Expense, net
Net interest expense totaled $156.3 million for 2008, up by $.07 million or .04% from 2007.  The components of net interest expense were as follows (in thousands):

	Year Ended December 31,
	2008	2007

Gross interest expense	$175,789	$179,630
Amortization of convertible bond discount	8,521	8,097
Over-market mortgage adjustment of acquired properties	(7,702)	(6,454)
Capitalized interest	(20,290)	(25,025)

Total	$156,318	$156,248

Gross interest expense totaled $175.8 million in 2008, down $3.8 million or 2.1% from 2007.  The decrease in gross interest expense results primarily from a net gain of $2.8 million on the settlement of a forward starting swap in March 2008.  Over-market mortgage adjustment increased $1.2 million due primarily to a write-off of an intangible liability as a result of a loan pay off.  Capitalized interest decreased $4.7 million due to a decrease in the annualized average interest capitalization rate of 5.9% in 2008 compared to 8.4% in 2007.

Interest and Other Income, net
Net interest and other income was $4.3 million in 2008 versus $8.5 million in 2007, a decrease of $4.2 million or 49.4%. This decrease resulted from the fair value decline in the assets held in a grantor trust related to our deferred compensation plan and a reduction in interest earned from a qualified escrow account.  Offsetting this $7.0 million decrease is the interest earned on notes receivable from real estate joint ventures and partnerships for new development activities and other receivables.

Gain on Redemption of Convertible Senior Unsecured Notes
The gain results from the purchase and cancellation of $37.8 million of our 3.95% convertible senior unsecured notes at a discount to par value.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
Our equity in net earnings of real estate joint ventures and partnerships was $12.2 million in 2008 versus $19.9 million in 2007, a decrease of $7.7 million or 38.7%.  The decrease results primarily from our share of the write-off of pre-development costs of $4.6 million and impairment losses of $3.3 million in 2008.  No such activity is present in 2007.

Gain on Merchant Development Sales
Gain on merchant development sales totaled $8.3 million in 2008, which resulted primarily from the sale of 24 land parcels plus the realization of a land parcel deferred gain totaling $2.1 million.  The activity in 2007 of $16.4 million resulted primarily from the sale of two vacant industrial buildings, the River Pointe apartments, a shopping center and 17 parcels of land.

(Provision) Benefit for Income Taxes
The decrease of $14.3 million resulted primarily from the decrease in income at our taxable REIT subsidiary associated with a reduction in merchant development gains, write-off of pre-development costs and impairment charges.

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

Capital Resources and Liquidity

Our primary liquidity needs are paying our common and preferred dividends, maintaining and operating our existing properties, paying our debt service costs, excluding debt maturities, and funding capital expenditures.  We anticipate that cash flows from operating activities primarily in the form of rental revenues will provide all our capital needs including: common and preferred dividends, debt service costs, excluding debt maturities, and the capital necessary to maintain and operate our existing properties.  While our occupancy is projected to remain around the 90% level during 2010, the operating cash flow generated at that occupancy should remain adequate to provide capital for these liquidity needs.

The primary sources of capital for funding any debt maturities and acquisitions are our revolving credit facility; proceeds from both secured and unsecured debt issuances; proceeds from common and preferred capital issuances; cash generated from the sale of property and the formation of joint ventures; and cash flow generated by our operating properties.  Amounts outstanding under the revolving credit facility are retired as needed with proceeds from the issuance of long-term debt, common and preferred equity, cash generated from disposition of properties and cash flow generated by our operating properties.  As of December 31, 2009, we had no amounts outstanding under our $575 million revolving credit facility.  In February 2010, we renegotiated a new $500 million revolving credit facility, of which we have no outstanding amounts as of February 24, 2010.

The credit market turmoil affected our ability to obtain additional capital earlier in the year; however, we have been able to raise $1.2 billion of new capital thereby significantly improving our overall liquidity.  As described under Investing Activities and Financing Activities below, in 2009 we completed: 1) an offering for 32.2 million common shares with net proceeds totaling $439.1 million, 2) concurrent with the offering, we reduced our quarterly dividend rate per share from $.525 to $.25 which commenced with the second quarter 2009 distribution; 3) contributions of property to two joint ventures that provided $120.5 million in cash; 4) dispositions including merchant development sales of $257.2 million; 5) secured and unsecured loans totaling $267.6 million and $100.0 million, respectively and 6) a cash distribution of secured debt proceeds from an unconsolidated joint venture totaling $12.9 million.  If investment opportunities present themselves, we may consider adding some additional debt as long as we maintain acceptable overall levels of leverage.  There can be no assurance that we will obtain debt on terms acceptable to us.  We presently have $9.1 million of dispositions under contract or under letters of intent.  There can be no assurance that these transactions can be completed as planned.

We have repositioned our future debt maturities to manageable levels.  During the second quarter of 2009, we repurchased $82.3 million principal amount of our 3.95% convertible senior unsecured notes.  In addition, we issued a tender offer for up to $427.9 million aggregate principal amount of a series of unsecured notes and our 3.95% convertible senior unsecured notes.  As a result of the tender offer, we repurchased $102.9 million principal amount of our unsecured notes and $319.7 million principal amount of our 3.95% convertible senior unsecured notes.  These transactions were primarily funded with excess cash from our April 2009 common equity issuance and our $575 million revolving credit facility.  In February 2010, we replaced our $575 million revolving credit facility with a $500 million three year facility.  We elected to reduce the amount of the facility based on current and projected future cash needs.

Our most restrictive debt covenants including debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios, limit the amount of additional leverage we can add; however, we believe the sources of capital described above are adequate to execute our current business plan and remain in compliance with our debt covenants.

We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships.  Off balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $429.8 million of which our ownership percentage is $126.3 million at December 31, 2009.  Scheduled principal payments on this debt at 100% are as follows (in millions):

2010	$56.7
2011	20.3
2012	22.0
2013	50.7
2014	108.5
Thereafter	171.6
Total	$429.8

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

Investing Activities:

Acquisitions and Joint Ventures
Retail Properties.
There were no acquisitions of retail properties during 2009.

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

In October 2009, we contributed four Florida properties with an aggregate value of approximately $114.3 million, and aggregating 0.8 million square feet, to an unconsolidated real estate joint venture.  We sold an 80% interest in this joint venture to an institutional investor, and we received net proceeds of $85.9 million and realized a gain of $10.1 million.  Subsequent to December 31, 2009, two additional properties were contributed to the unconsolidated joint venture for $47.3 million, which included loan assumptions of $28.1 million and net proceeds of $14.0 million.

Industrial Properties.
There were no acquisitions of industrial properties during 2009.

Dispositions
Retail Properties.
During 2009, we sold 12 retail properties, six of which were located in Texas and two each in Arizona, New Mexico and North Carolina.  Also, we sold 11 retail buildings at seven operating properties, of which five buildings were located in Louisiana, four in Nevada and one each in Arizona and New Mexico.  Gross sales proceeds from these dispositions totaled $189.4 million and generated gains of $63.6 million.

Industrial Properties.
During 2009, five industrial properties located in Texas were sold.  Gross sales proceeds totaled $20.0 million and generated gains of $7.2 million.

Merchant Development.
During 2009, we sold four land parcels, two of which were located in Texas and one each in Arizona and New Mexico.  Also, we sold an industrial building located in Texas and an unconsolidated joint venture interest in a shopping center located in Colorado.  Gross sales proceeds from these dispositions totaled $47.9 million, which were reduced by the release of a debt obligation of $11.7 million, and generated gains of $18.7 million.

New Development and Capital Expenditures
At December 31, 2009, we had 10 projects under construction or in preconstruction stages with a total square footage of approximately 2.7 million.  These properties are slated to be completed over the next one to four years, and we expect our investment on these properties to be $175.2 million, net of proceeds from land sales and tax incentive financing of $35.0 million.

Our new development projects are financed initially under our revolving credit facilities, using available cash generated from both secured and unsecured debt issuances, from common and preferred capital issuances and from dispositions of properties.

Capital expenditures for additions to the existing portfolio, acquisitions, new development and our share of investments in unconsolidated real estate joint ventures and partnerships totaled $162.9 million in 2009, $437.7 million in 2008 and $1.1 billion in 2007.  We have entered into commitments aggregating $44.0 million comprised principally of construction contracts which are generally due in 12 to 36 months.

Financing Activities:

Debt
Total debt outstanding was $2.5 billion and $3.1 billion at December 31, 2009 and 2008, respectively.  Total debt at December 31, 2009 included $2.1 billion on which interest rates are fixed and $385.7 million, including the effect of $352.6 million of interest rate swaps, that bears interest at variable rates.  Additionally, debt totaling $1.2 billion was secured by operating properties while the remaining $1.3 billion was unsecured.  At December 31, 2009, we had $135.2 million invested in short-term cash instruments.

We had a $575 million unsecured revolving credit facility held by a syndicate of banks, which was amended and restated in February 2010 as discussed below.  The $575 million unsecured revolving credit facility provided a one-year extension option available at our request.  Borrowing rates float at a margin over LIBOR, plus a facility fee.  The borrowing margin and facility fee were priced off a grid that was tied to our senior unsecured credit ratings, which were 50.0 and 15.0 basis points.  This facility had a competitive bid feature that allowed us to request bids for amounts up to $287.5 million from each of the syndicate banks.

In February 2010, we entered into an amended and restated $500 million unsecured revolving credit facility.  The $500 million unsecured revolving credit facility expires in February 2013 and provides borrowing rates that float at a margin over LIBOR plus a facility fee.  The borrowing margin and facility fee are priced off a grid that is tied to our senior unsecured credit ratings, which are currently 275.0 and 50.0 basis points, respectively.  The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million.  Additionally, an accordion feature allows us to increase the new facility amount up to $700 million.  As of February 24, 2010, no amounts were outstanding under this facility.  The available balance under our new revolving credit facility was $491.7 million at February 24, 2010, which is net of $8.3 million in outstanding letters of credit.

We believe we were in full compliance with all our covenants as of December 31, 2009.  Our five most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios.  These ratios as defined in our agreements were as follows at December 31, 2009:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	46.4%
Secured Debt to Asset Ratio	Less than 30.0%	23.0%
Fixed Charge Ratio	Greater than 1.5	2.03
Unencumbered Interest Ratio	Greater than 2.0	3.33
Unencumbered Debt Yield Ratio	Greater than 13.0%	21.3%

In December 2009, we entered into 11 interest rate swap contracts with a total notional amount of $302.6 million, which have various maturities scheduled through February 2014.  These contracts have been designated as fair value hedges, and we have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates.  In February 2010, we settled $7 million of these swaps in conjunction with the repurchase of the related debt, which is not anticipated to have a material impact to our consolidated financial results.

At December 31, 2009, we had 13 interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $352.6 million that convert fixed interest payments at rates ranging from 4.2% to 7.5% to variable interest payments ranging from .3% to 6.1%.  At December 31, 2008, we had two interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $50.0 million that convert fixed interest payments at rates of 4.2% to variable interest payments of 2.0%.  We could be exposed to losses in the event of nonperformance by the counter-parties; however, management believes such nonperformance is unlikely.

During 2009, we entered into several secured notes, including the following:

•	A $103 million secured loan from a major life insurance company. The loan is approximately 8.5 years at an interest rate of 7.49% and is collateralized by four properties.
•	A $70.8 million secured loan from a major life insurance company. The loan is for seven years at a fixed interest rate of 7.4% and is collateralized by five properties.
•	A $57.5 million secured loan from a major life insurance company. The loan is for 10 years at a fixed interest rate of 7.0% and is collateralized by 10 properties.
•
A $26.6 million secured loan from a major bank.  The loan is for a four year term with a one year extension option at a floating interest rate of 375 basis points over LIBOR with a 1.50% LIBOR floor.  This loan is collateralized by two properties.

The net proceeds received from these transactions were used to primarily reduce amounts outstanding under our $575 million revolving credit facility.

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

During 2009, we elected to repurchase a portion of the 3.95% convertible senior unsecured notes due 2026 in the open market.  We purchased and subsequently retired a face value of $82.3 million for $70.4 million, including accrued interest.  We originally issued $575 million of these notes in 2006 and the debentures are convertible under certain circumstances for our common shares at an initial conversion rate of 20.3770 common shares per $1,000 of principal amount of debentures (an initial conversion price of $49.075).  Upon the conversion of debentures, we will deliver cash for the principal return, as defined, and cash or common shares, at our option, for the excess of the conversion value, as defined, over the principal return.  The debentures are redeemable for cash at our option beginning in 2011 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require us to repurchase their debentures for cash equal to the principal of the debentures plus accrued and unpaid interest in 2011, 2016 and 2021 and in the event of a change in control.

Also, we completed a cash tender offer in 2009 for $422.6 million face value on a series of unsecured notes and our convertible senior unsecured notes.  We purchased at par $20.6 million of unsecured fixed rate medium term notes, with a weighted average interest rate of 7.54% and a weighted average maturity of 1.6 years, and $82.3 million of 7% senior unsecured notes due in 2011.  In addition, we purchased $319.7 million face value of our 3.95% convertible senior unsecured notes for $311.1 million, including accrued interest and expenses.  The repurchases of our 3.95% convertible senior unsecured notes resulted in gains of $25.3 million in 2009, of which $135.2 million remain outstanding at December 31, 2009.

Equity
Common and preferred dividends decreased to $168.6 million in 2009 compared to $213.6 million in 2008.  The quarterly dividend rate for our common shares was $.525 for the first quarter of 2009 and $.25 for the remaining quarters of 2009.  Our dividend payout ratio on common equity for 2009, 2008 and 2007 approximated 62.5%, 88.5% and 65.1%, respectively, based on FFO for the respective period.  These ratios are inclusive of the non-cash transactions including impairment charges and the gain on the redemption of the convertible senior unsecured notes in the respective periods.  Subsequent to December 31, 2009, our Board of Trust Managers approved an increase to our quarterly dividend rate to $.26 per share.

In April 2009, we issued 32.2 million common shares at $14.25 per share.  Net proceeds from this offering were $439.1 million and were used to repay indebtedness outstanding under our revolving credit facilities and for other general corporate purposes.  Additionally, we invested approximately $110 million of the proceeds in short-term cash instruments.

In July 2007, our Board of Trust Managers authorized a common share repurchase program as part of our ongoing investment strategy.  Under the terms of the program, we could purchase up to a maximum value of $300 million of our common shares during the following two years.  This program expired in July 2009, and no additional shares were repurchased during 2009.

In December 2008, we filed a universal shelf registration which is effective for three years.  We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including our credit facilities.  We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center.  In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business.  The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable.  We have entered into commitments aggregating $44.0 million comprised principally of construction contracts which are generally due in 12 to 36 months.  The following table summarizes our primary contractual obligations as of December 31, 2009 (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Mortgages and Notes
Payable: (1)
Unsecured Debt	$118,080	$195,244	$253,498	$222,398	$342,158	$595,015	$1,726,393
Secured Debt	137,814	161,932	205,234	219,703	208,568	666,342	1,599,593

Ground Lease Payments	3,586	3,570	3,382	3,352	3,118	126,761	143,769

Other Obligations (2)	39,919	32,004	470				72,393

Total Contractual Obligations	$299,399	$392,750	$462,584	$445,453	$553,844	$1,388,118	$3,542,148

______________________
(1)	Includes principal and interest with interest on variable-rate debt calculated using rates at December 31, 2009, excluding the effect of interest rate swaps.
(2)
Other obligations include income and ad valorem tax payments, commitments associated with our secured debt, contributions to our retirement plan and other employee payments.  Severance and change in control agreements have not been included as the amounts and payouts are not anticipated.

Off Balance Sheet Arrangements

As of December 31, 2009, none of our off balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources.  Letters of credit totaling $7.2 million and $10.1 million were outstanding under the revolving credit facility at December 31, 2009 and 2008, respectively.

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

Reconsideration events could cause us to consolidate these joint ventures and partnerships.  We evaluate reconsideration events as we become aware of them.  Some triggers to be considered are additional contributions required by each partner and each partners’ ability to make those contributions.  Under certain of these circumstances, we may purchase our partner’s interest.  Our material unconsolidated real estate joint ventures are with entities which appear sufficiently stable to weather the current market crisis; however, if market conditions were to continue to deteriorate and our partners are unable to meet their commitments, there is a possibility we may have to consolidate these entities.  If we were to consolidate all of our unconsolidated real estate joint ventures, we would still be in compliance with our debt covenants, and we believe there would not be a material change in our credit ratings.

Related to our investment in a redevelopment project in Sheridan, Colorado that is held in an unconsolidated real estate joint venture, we, our joint venture partner and the joint venture have each provided a guaranty for the payment of any debt service shortfalls on bonds issued in connection with the project.  The Sheridan Redevelopment Agency (“Agency”) issued $97 million of Series A bonds used for an urban renewal project.  The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales, and, to the extent necessary, any amounts we may have to provide under a guaranty.  The incremental taxes and PIF are to remain intact until the earlier of the bond liability has been paid in full or 2030 (unless such date is otherwise extended by the Agency).  At inception on February 27, 2007, we evaluated and determined that the fair value of the guaranty was nominal to us as the guarantor.  However, a liability was recorded by the joint venture equal to net amounts funded under the bonds.

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

On July 22, 2009, as part of the settlement agreement, among other things, the lawsuit was dismissed with prejudice; we loaned $52.0 million including accrued interest and fees to the joint venture which then purchased the bonds; and the completion guaranty was terminated.

Also in connection with the Sheridan, Colorado joint venture and the issuance of the related Series A bonds, we, our joint venture partner and the joint venture have also provided a performance guaranty on behalf of the Sheridan Redevelopment Agency for the satisfaction of all obligations arising from two interest rate swap agreements for the combined notional amount of $97 million that matures in December 2029.  We evaluated and determined that the fair value of the guaranty both at inception and December 31, 2009 was nominal.

We have evaluated the remaining outstanding guaranties and have determined that the fair value of these guaranties is nominal.

In December 2009, an unconsolidated joint venture became a variable interest entity through the issuance of a secured loan since the lender has the ability to make decisions that could have a significant impact on the success of the entity.  The unconsolidated joint venture’s maximum exposure to loss is limited to the venture’s outstanding debt, which is approximately $68.7 million at December 31, 2009.

In July 2008, a 47.75%-owned unconsolidated real estate joint venture acquired an 83.34% interest in a joint venture owning a 919,000 square foot new development property to be constructed in Aurora, Colorado.  The acquired joint venture is a variable interest entity to the unconsolidated joint venture since it provided a guaranty on debt obtained by the acquired joint venture, which was approximately $44.3 million at December 31, 2009.  We have evaluated and determined that the fair value of the guaranty both at inception and December 31, 2009 was nominal.

In August 2008, we executed a real estate limited partnership with a foreign institutional investor to purchase up to $250 million of retail properties in various states.  Our ownership in this unconsolidated real estate limited partnership is 20.1%.  As of December 31, 2009, no properties had been purchased.

Funds from Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) attributable to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of operating real estate assets and extraordinary items, plus depreciation and amortization of operating properties, including our share of unconsolidated real estate joint ventures and partnerships.  We calculate FFO in a manner consistent with the NAREIT definition.

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

FFO is calculated as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net income attributable to common shareholders	$135,626	$109,091	$204,726
Depreciation and amortization	144,211	150,137	129,946
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	18,433	11,898	11,204
Gain on sale of property	(81,006)	(70,066)	(83,907)
Gain on sale of property of unconsolidated real estate joint ventures and partnerships	(4)	(2)	(2,169)
Funds from operations	217,260	201,058	259,800
Funds from operations attributable to operating partnership units			4,407
Funds from operations assuming conversion of operating partnership units	$217,260	$201,058	$264,207

Weighted average shares outstanding - basic	109,546	84,474	85,504
Effect of dilutive securities:
Share options and awards	632	443	891
Operating partnership units			2,498
Weighted average shares outstanding - diluted	110,178	84,917	88,893

Newly Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-17 (“ASU 2009-17”), “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 updated ASC 810, “Consolidations” and was intended to improve an organization’s variable interest entity reporting.  It will require a change in the analysis used to determine whether an entity has a controlling financial interest in a variable interest entity.  The analysis will be used to identify the primary beneficiary of a variable interest entity.  The holder of the variable interest will be defined as the primary beneficiary if it has both the power to influence the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits.  ASU 2009-17 also requires additional disclosures about an entity’s variable interest entities.  The update is effective for us on January 1, 2010.  We expect the adoption of this update to the codification will not materially impact our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (”ASU 2010-06”), “Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 provides for new disclosures as well as, clarification of existing disclosures on fair value measurements including employers’ disclosures about postretirement benefit plan assets.  The update is effective for us beginning January 1, 2010, and we do not expect the adoption of ASU 2010-06 to materially impact our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We use fixed and floating-rate debt to finance our capital requirements.  These transactions expose us to market risk related to changes in interest rates.  Derivative financial instruments are used to manage a portion of this risk, primarily interest rate swap agreements with major financial institutions.  These swap agreements expose us to credit risk in the event of non-performance by the counter-parties to the swaps.  We do not engage in the trading of derivative financial instruments in the normal course of business.  At December 31, 2009, we had fixed-rate debt of $2.1 billion and variable-rate debt of $385.7 million, after adjusting for the net effect of $352.6 million notional amount of interest rate swaps.  In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $3.9 million associated with our variable-rate debt, including the effect of the interest rate swaps.  The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $12.5 million and $91.1 million, respectively.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust Managers and Shareholders of
Weingarten Realty Investors
Houston, Texas

We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weingarten Realty Investors and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2009, the Company changed its method of accounting for noncontrolling interests and for convertible and exchangeable senior debentures and retrospectively adjusted all periods presented in the consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/Deloitte & Touche LLP

Houston, Texas
March 1, 2010

STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007

Revenues:
Rentals, net	$554,107	$578,960	$548,050
Other	18,001	13,788	13,150
Total	572,108	592,748	561,200

Expenses:
Depreciation and amortization	147,895	149,812	122,245
Operating	102,966	113,493	99,607
Ad valorem taxes, net	70,678	70,618	64,357
Impairment loss	34,983	52,539
General and administrative	25,930	25,761	26,979
Total	382,452	412,223	313,188

Operating Income	189,656	180,525	248,012
Interest Expense, net	(153,207)	(156,318)	(156,248)
Interest and Other Income, net	11,427	4,333	8,483
Gain on Redemption of Convertible Senior Unsecured Notes	25,311	12,961
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	5,548	12,196	19,853
Gain on Merchant Development Sales	18,688	8,342	16,385
(Provision) Benefit for Income Taxes	(6,338)	10,219	(4,073)
Income from Continuing Operations	91,085	72,258	132,412
Operating Income from Discontinued Operations	3,160	11,617	20,181
Gain on Sale of Property from Discontinued Operations	55,765	68,722	83,659
Income from Discontinued Operations	58,925	80,339	103,840
Gain on Sale of Property	25,266	1,998	4,086
Net Income	175,276	154,595	240,338
Less: Net Income Attributable to Noncontrolling Interests	(4,174)	(8,943)	(10,237)
Net Income Adjusted for Noncontrolling Interests	171,102	145,652	230,101
Dividends on Preferred Shares	(35,476)	(34,711)	(25,375)
Redemption Cost of Preferred Shares		(1,850)
Net Income Attributable to Common Shareholders	$135,626	$109,091	$204,726

Earnings Per Common Share - Basic:
Income from continuing operations attributable to common shareholders	$0.70	$0.34	$1.18
Income from discontinued operations	0.54	0.95	1.21
Net income attributable to common shareholders	$1.24	$1.29	$2.39

Earnings Per Common Share - Diluted:
Income from continuing operations attributable to common shareholders	$0.70	$0.34	$1.18
Income from discontinued operations	0.53	0.94	1.17
Net income attributable to common shareholders	$1.23	$1.28	$2.35

Comprehensive Income:
Net Income	$175,276	$154,595	$240,338
Other Comprehensive Income (Loss):
Unrealized loss on derivatives			(5,014)
Loss on derivatives		(7,204)
Amortization of loss on derivatives	2,481	2,095	878
Minimum pension liability adjustment	3,237	(9,092)	1,161
Total	5,718	(14,201)	(2,975)
Comprehensive Income	180,994	140,394	237,363
Comprehensive Income Attributable to Noncontrolling Interests	(4,174)	(8,943)	(10,237)
Comprehensive Income Adjusted for Noncontrolling Interests	$176,820	$131,451	$227,126

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	December 31,
	2009	2008
ASSETS
Property	$4,658,396	$4,915,472
Accumulated Depreciation	(856,281)	(812,323)
Property, net	3,802,115	4,103,149
Investment in Real Estate Joint Ventures and Partnerships, net	315,248	357,634
Total	4,117,363	4,460,783
Notes Receivable from Real Estate Joint Ventures and Partnerships	317,838	232,544
Unamortized Debt and Lease Costs, net	103,396	119,464
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $10,380 in 2009 and $12,412 in 2008)	96,372	103,873
Cash and Cash Equivalents	153,584	58,946
Restricted Deposits and Mortgage Escrows	12,778	33,252
Other, net	89,054	105,350
Total	$4,890,385	$5,114,212

LIABILITIES AND EQUITY
Debt, net	$2,531,847	$3,148,636
Accounts Payable and Accrued Expenses	137,727	179,432
Other, net	114,155	90,461
Total	2,783,729	3,418,529

Commitments and Contingencies		41,000

Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2009 and 2008; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2009 and 2008; liquidation preference $72,500	1	1
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 140 shares issued and outstanding in 2009 and 2008; liquidation preference $350,000	4	4
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 150,000; shares issued and outstanding: 120,098 in 2009 and 87,102 in 2008	3,615	2,625
Accumulated Additional Paid-In Capital	1,958,975	1,514,940
Net Income Less Than Accumulated Dividends	(37,350)	(37,245)
Accumulated Other Comprehensive Loss	(23,958)	(29,676)
Shareholders' Equity	1,901,290	1,450,652
Noncontrolling Interest	205,366	204,031
Total Equity	2,106,656	1,654,683
Total	$4,890,385	$5,114,212

See Notes to Consolidated Financial Statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net Income	$175,276	$154,595	$240,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,888	157,894	134,676
Write-off of pre-development/acquisition costs		11,724
Impairment loss	38,836	52,539
Equity in earnings of real estate joint ventures and partnerships, net	(5,548)	(12,196)	(19,853)
Amortization of deferred financing costs and debt discount	6,083	13,496	12,452
Gain on merchant development sales	(18,688)	(8,342)	(16,385)
Gain on sale of property	(81,031)	(70,720)	(87,745)
Gain on redemption of convertible senior unsecured notes	(25,311)	(12,961)
Distributions of income from unconsolidated real estate joint ventures and partnerships	2,841	3,602	6,251
Changes in accrued rent and accounts receivable, net	(568)	(11,255)	(22,276)
Changes in other assets, net	(10,309)	(29,669)	(31,349)
Changes in accounts payable and accrued expenses	147	(36,397)	4,852
Other, net	10,700	7,840	2,348
Net cash provided by operating activities	244,316	220,150	223,309

Cash Flows from Investing Activities:
Investment in property	(108,914)	(294,886)	(753,462)
Proceeds from sale and disposition of property, net	333,412	265,421	341,383
Change in restricted deposits and mortgage escrows	20,480	2,688	56,331
Notes receivable from real estate joint ventures and partnerships and other receivables:
Advances	(100,800)	(150,064)	(145,735)
Collections	22,301	46,254	82,852
Real estate joint ventures and partnerships:
Investments	(5,247)	(4,759)	(78,794)
Distributions of capital	30,640	19,955	16,795
Net cash provided by (used in) investing activities	191,872	(115,391)	(480,630)

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	367,640	258,060	33,092
Common shares of beneficial interest, net	439,272	101,016	4,010
Preferred shares of beneficial interest, net		117,891	387,678
Purchase of marketable securities in connection with the legal defeasance of mortgage notes payable			(22,536)
Repurchase of preferred shares of beneficial interest, net		(195,824)
Repurchase of common shares of beneficial interest, net			(103,366)
Principal payments of debt	(578,390)	(296,902)	(89,419)
Changes in unsecured revolving credit facility	(383,000)	128,000	237,000
Common and preferred dividends paid	(168,583)	(213,569)	(194,492)
Debt issuance costs paid	(6,446)	(6,822)	(1,451)
Other, net	(12,043)	(3,440)	1,579
Net cash (used in) provided by financing activities	(341,550)	(111,590)	252,095

Net increase (decrease) in cash and cash equivalents	94,638	(6,831)	(5,226)
Cash and cash equivalents at January 1	58,946	65,777	71,003
Cash and cash equivalents at December 31	$153,584	$58,946	$65,777

See Notes to Consolidated Financial Statements.

STATEMENTS OF CONSOLIDATED EQUITY
(In thousands, except per share amounts)

Year Ended December 31, 2009, 2008 and 2007

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares of Beneficial Interest	Accumulated Additional Paid-In Capital	Net Income (Less Than) in Excess of Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests (4)	Total

Balance, January 1, 2007	$4	$2,582	$-	$1,179,950	$(3,970)	$(12,500)	$87,680	$1,253,746
Net income					230,101		10,237	240,338
Issuance of Series F preferred shares	2			193,972				193,974
Issuance of Series G preferred shares	2			193,548				193,550
Shares issued in exchange for non-controlling interests (4)		17		13,848			(13,865)	-
Shares issued under benefit plans		8		7,747				7,755
Dividends declared – common shares (1)					(169,117)			(169,117)
Dividends declared – preferred shares (2)					(25,375)			(25,375)
Shares repurchased (3)			(41)	(49,966)				(50,007)
Shares repurchased and cancelled		(42)		(53,317)				(53,359)
Distributions to noncontrolling interests							(10,912)	(10,912)
Contributions from noncontrolling interests							27,934	27,934
Other comprehensive loss						(2,975)		(2,975)
Other, net (4)				(286)			(4,189)	(4,475)
Balance, December 31, 2007	8	2,565	(41)	1,485,496	31,639	(15,475)	96,885	1,601,077
Net income					145,652		8,943	154,595
Issuance of Series F preferred shares	2			116,949	883			117,834
Redemption of Series G preferred shares	(2)			(193,548)	(1,850)			(195,400)
Shares issued in exchange for non-controlling interests (4)		1		1,093			(1,094)	-
Issuance of common shares		90		97,971				98,061
Shares issued under benefit plans		9		8,703				8,712
Dividends declared – common shares (1)					(177,975)			(177,975)
Dividends declared – preferred shares (2)					(35,594)			(35,594)
Sale of properties with noncontrolling interests							116,541	116,541
Treasury shares cancelled (3)		(41)	41					-
Purchase and cancellation of convertible senior unsecured notes				(3,926)				(3,926)
Distributions to noncontrolling interests							(9,962)	(9,962)
Contributions from noncontrolling interests							634	634
Other comprehensive loss						(14,201)		(14,201)
Other, net (4)		1		2,202			(7,916)	(5,713)
Balance, December 31, 2008	8	2,625	-	1,514,940	(37,245)	(29,676)	204,031	1,654,683
Net income					171,102		4,174	175,276
Shares issued in exchange for noncontrolling interests		15		14,236			(14,251)	-
Issuance of common shares		966		438,089				439,055
Shares issued under benefit plans		9		5,147				5,156
Dividends declared – common shares (1)					(135,731)			(135,731)
Dividends declared – preferred shares (5)					(32,852)			(32,852)
Sale of properties with noncontrolling interests							23,521	23,521
Distributions to noncontrolling interests							(16,368)	(16,368)
Contributions from noncontrolling interests							4,518	4,518
Purchase and cancellation of convertible senior unsecured notes				(16,110)				(16,110)
Other comprehensive income						5,718		5,718
Other, net				2,673	(2,624)		(259)	(210)
Balance, December 31, 2009	$8	$3,615	$-	$1,958,975	$(37,350)	$(23,958)	$205,366	$2,106,656

(1)	Common dividend per share was $1.275, $2.10 and $1.98 for the year ended December 31, 2009, 2008 and 2007, respectively.
(2)
Series D, E, F and G preferred dividend per share was $50.63, $173.75, $162.50 and $73.73, respectively, for the year ended December 31, 2008, and $50.63, $173.75, $142.64 and $34.88, respectively, for the year ended December 31, 2007.

(3)	A total of 1.4 million common shares of beneficial interest were purchased in 2007 and subsequently retired on January 11, 2008.
(4)	Certain amounts have been reclassified to conform to the current year presentation.
(5)	Series D, E and F preferred dividend per share was $50.63, $173.75 and $162.50 for the year ended December 31, 2009.

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                Summary of Significant Accounting Policies

Business
Weingarten Realty Investors is a real estate investment trust (“REIT”) organized under the Texas Real Estate Investment Trust Act.  Effective January 1, 2010, the Texas Real Estate Investment Trust Act was replaced by the Texas Business Organizations Code.  We, and our predecessor entity, began the ownership and development of shopping centers and other commercial real estate in 1948.  Our primary business is leasing space to tenants in the shopping and industrial centers we own or lease.  We also manage centers for joint ventures in which we are partners or for other outside owners for which we charge fees.

We operate a portfolio of properties that include neighborhood and community shopping centers and industrial properties of approximately 70.0 million square feet.  We have a diversified tenant base with our largest tenant comprising only 2.6% of total rental revenues during 2009.

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

Revenue Recognition
Rental revenue is generally recognized on a straight-line basis over the term of the lease, which begins the date the leasehold improvements are substantially complete, if owned by us, or the date the tenant takes control of the space, if the leasehold improvements are owned by the tenant.  Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is subject to our interpretation of lease provisions and is recognized in the period the related expense is recognized.  Revenue based on a percentage of tenants' sales is recognized only after the tenant exceeds their sales breakpoint.  In addition, in circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of rental revenue on a straight-line basis over the term of the lease.  Other revenue is income from contractual agreements with third parties, tenants or partially owned real estate joint ventures or partnerships, which is recognized as the related services are performed under the respective agreements.

Real Estate Joint Ventures and Partnerships
To determine the method of accounting for partially owned real estate joint ventures and partnerships, we apply the guidelines as set forth in GAAP.  Entities identified as variable interest entities are consolidated if we are determined to be the primary beneficiary of the partially owned real estate joint venture or partnership.

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

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the results of operations of an acquired property are included in our results of operations from the date of acquisition.  Estimates of fair values are based upon future cash flows and other valuation techniques in accordance with our fair value measurements policy, which are used to record the purchase price of acquired property among land, buildings on an "as if vacant" basis, tenant improvements, other identifiable intangibles and any goodwill or gain on purchase.  Other identifiable intangible assets and liabilities include the effect of out-of-market leases, the value of having leases in place (“as is” versus “as if vacant” and absorption costs), out-of-market assumed mortgages and tenant relationships.  Depreciation and amortization is computed using the straight-line method, generally over estimated useful lives of 40 years for buildings and over the lease term which includes bargain renewal options for other identifiable intangible assets.  Effective 2009, acquisition costs are expensed as incurred.

Property also includes costs incurred in the development of new operating properties and properties in our merchant development program.  Merchant development is a program in which we develop a project with the objective of selling all or part of it, instead of retaining it in our portfolio on a long-term basis.  Also, disposition of land parcels and non-operating properties are included in this program.  These properties are carried at cost and no depreciation is recorded on these assets until the commencement of rental revenue or no later than one year from the completion of major construction.  These costs include preacquisition costs directly identifiable with the specific project, development and construction costs, interest and real estate taxes.  Indirect development costs, including salaries and benefits, travel and other related costs that are directly attributable to the development of the property, are also capitalized.  The capitalization of such costs ceases at the earlier of one year from the completion of major construction or when the property, or any completed portion, becomes available for occupancy.

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

Impairment
Our properties are reviewed for impairment, if events or changes in circumstances indicate that the carrying amount of the property, including any identifiable intangible assets (including site costs and capitalized interest), may not be recoverable.

If such an event occurs for our properties, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property.  Our carrying amounts are adjusted, if necessary, to the estimated fair value to reflect impairment in the value of the asset.  Fair values are determined by management utilizing cash flow models and market discount rates, or by obtaining third-party broker or appraisal estimates in accordance with our fair value measurements policy.

Due to our analysis of current economic considerations at each reporting period, including the effects of tenant bankruptcies, lack of credit available to retailers, the suspension of tenant expansion plans for new development projects and declines in real estate values, plans related to our new development properties including land held for development changed, and resulted in an impairment charge.  Impairments, primarily related to undeveloped land at our new development properties, of $38.8 million and $52.5 million were recognized for the year ended December 31, 2009 and 2008, respectively.  No impairment was recorded for the year ended December 31, 2007.  Determining whether a property is impaired and, if impaired, the amount of required write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation.  If market conditions continue to deteriorate or management’s plans for certain properties change, additional write-downs could be required in the future.

Our investments in partially owned real estate joint ventures and partnerships are reviewed for impairment, if events or circumstances change indicating that the carrying amount of an investment may not be recoverable.  The ultimate realization is dependent on a number of factors, including the performance of each investment and market conditions.  We will record an impairment charge if we determine that a decline in the value of an investment is other than temporary.  Based on our analysis of the facts and circumstances at each reporting period, no impairment on these investments was recorded for the year ended December 31, 2009, 2008 and 2007.  However, due to the current credit and real estate market conditions, there is no certainty that impairments would not occur in the future.

Interest Capitalization
Interest is capitalized on land under development and buildings under construction based on rates applicable to borrowings outstanding during the period and the weighted average balance of qualified assets under development/construction during the period.

Fair Value Measurements
Certain financial instruments, estimates and transactions are required to be calculated, reported and/or recorded at fair value.  The estimated fair values of such financial items, including: debt instruments, impairments, acquisitions, investment securities and derivatives, have been determined using a market-based measurement.  This measurement is determined based on the assumptions that management believes market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.  Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals.  Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity.  In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  The fair value of such financial instruments estimates and transactions was determined using available market information and appropriate valuation methodologies as prescribed by GAAP.

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

Profits on sales of real estate, including merchant development sales are not recognized until (a) a sale is consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay; (c) the seller’s receivable is not subject to future subordination; and (d) we have transferred to the buyer the usual risks and rewards of ownership in the transaction, and we do not have a substantial continuing involvement with the property.

We recognize gains on the sale of real estate to joint ventures and partnerships in which we participate to the extent we receive cash from the joint venture or partnership, if it meets the sales criteria in accordance with GAAP and we do not have a commitment to support the operations of the real estate joint venture or partnership to an extent greater than our proportionate interest in the real estate joint venture or partnership.

Accrued Rent and Accounts Receivable, net
Receivable balances outstanding include base rents, tenant reimbursements and receivables attributable to the straight-lining of rental commitments.  An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon an analysis of balances outstanding, historical bad debt levels, tenant credit worthiness and current economic trends.  Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectibility of the related receivables. Management’s estimate of the collectibility of accrued rents and accounts receivable is based on the best information available to management at the time of evaluation.

Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted cash that is held for a specific use or in a qualified escrow account for the purposes of completing like-kind exchange transactions.  At December 31, 2009 and 2008, we had $1.6 million and $22.5 million of restricted cash, respectively, and $11.1 million and $10.8 million held in escrow related to our mortgages, respectively.

Other Assets, net
Other assets in our consolidated financial statements include investments held in grantor trusts, prepaid expenses, the value of above-market leases and the related accumulated amortization, deferred tax assets and other miscellaneous receivables.  Investments held in grantor trusts are adjusted to fair value at each period end with changes included in our Statements of Consolidated Income and Comprehensive Income.  Above-market leases are amortized as adjustments to rental revenues over terms of the acquired leases.

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

	Year Ended December 31,
	2009	2008	2007

Numerator:
Net income attributable to common shareholders – basic	$135,626	$109,091	$204,726
Income attributable to operating partnership units			4,407
Net income attributable to common shareholders – diluted	$135,626	$109,091	$209,133

Denominator:
Weighted average shares outstanding – basic	109,546	84,474	85,504
Effect of dilutive securities:
Share options and awards	632	443	891
Operating partnership units			2,498
Weighted average shares outstanding – diluted	110,178	84,917	88,893

Options to purchase common shares of beneficial interest (“common shares”) of 3.1 million in 2009, 2.4 million in 2008 and .5 million in 2007, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price for the year.  For the year ended December 31, 2009 and 2008, 2.0 million and 2.4 million, respectively, of operating partnership units were not included in the calculation of net income per common share – diluted because these units had an anti-dilutive effect.

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

The Tax Relief Extension Act of 1999 gave REITs the ability to conduct activities which a REIT was previously precluded from doing as long as such activities are performed in entities which have elected to be treated as taxable REIT subsidiaries under the IRS code.  These activities include buying or developing properties with the express purpose of selling them.  We conduct certain of these activities in taxable REIT subsidiaries that we have created.  We calculate and record income taxes in our consolidated financial statements based on the activities in those entities.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between our carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  These are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  A valuation allowance for deferred tax assets is established for those assets we do not consider the realization of such assets to be more likely than not.

Additionally, GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return.  A tax position may only be recognized in the financial statements if it is more likely than not that the tax position will be sustained upon examination.  We believe it is more likely than not that our tax positions will be sustained in any tax examinations.

Cash and Cash Equivalents
All highly liquid investments with original maturities of three months or less are considered cash equivalents.  Cash and cash equivalents are primarily held at major financial institutions in the United States.  At December 31, 2009 and 2008, we had cash and cash equivalents in certain financial institutions in excess of federally insured levels.  We have diversified our cash and cash equivalents amongst several banking institutions in an attempt to minimize exposure to any one of these entities.  We believe we are not exposed to any significant credit risk and regularly monitor the financial stability of these financial institutions.

Cash Flow Information
We issued common shares valued at $14.3 million, $2.3 million and $13.6 million during 2009, 2008 and 2007, respectively, in exchange for interests in real estate joint ventures and partnerships, which had been formed to acquire properties.  We also accrued $10.7 million, $25.8 million and $15.5 million during 2009, 2008 and 2007, respectively, associated with the construction of property.  Cash payments for interest on debt, net of amounts capitalized, of $156.5 million, $154.8 million and $153.2 million were made during 2009, 2008 and 2007, respectively.  Cash payments of $3.1 million, $5.1 million and $.8 million for income taxes were made during 2009, 2008 and 2007, respectively.

In connection with the sale of improved properties, we received notes receivable totaling $.2 million and a mortgage of $9.1 million was assumed by the purchaser during 2009.  In connection with the sale of an 80% interest in four properties, we retained a 20% unconsolidated investment of $19.1 million.  Also, our investment in real estate joint ventures and a non-cash contingent liability was reduced by $41 million as result of the cash settlement associated with a lawsuit in 2009.

In association with property acquisitions and investments in unconsolidated real estate joint ventures, items assumed were as follows (in thousands):

	Year Ended December 31,
	2009	2008		2007

Debt	$	$		$99,428
Obligations Under Capital Leases				12,888
Noncontrolling Interest			634	27,932
Net Assets and Liabilities			8,450	14,322

In connection with the sale of improved properties, we received notes receivable totaling $6.0 million during 2008.  Net assets and liabilities were reduced by $68.3 million during 2008 from the reorganization of four joint ventures, which were previously consolidated.  In addition, we recorded a $41 million non-cash contingent liability as an increase to our investment in real estate joint ventures and partnerships and accrued $8.5 million for property damages associated with Hurricane Ike.

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

Accumulated Other Comprehensive Loss
As of December 31, 2009, the balance in accumulated other comprehensive loss relating to derivatives and our retirement liability was $14.4 million and $9.6 million, respectively.  As of December 31, 2008, the balance in accumulated other comprehensive loss relating to derivatives and our retirement liability was $16.9 million and $12.8 million, respectively.

Reclassifications
The reclassification of prior years’ operating results for certain properties to discontinued operations was made to conform to the current year presentation.  We also reclassified in our Consolidated Statement of Cash Flows prior years’ amortization of deferred financing costs from changes in other assets, net to amortization of deferred financing costs and debt discount to conform to the current year presentation.  Also for conformity, the activity of the unsecured revolving credit facility was reclassified from debt proceeds and principal payments of debt to changes in unsecured revolving credit facility.  These reclassifications had no impact on previously reported net income, earnings per share, the consolidated balance sheet or cash flows from operating or financing activities.

Retrospective Application of Accounting Principles
The retrospective application of adopting new accounting principles on prior years’ consolidated financial statements was made to conform to the current year presentation.  The impact of these changes is described in Note 2.

Subsequent Events
We have evaluated the effect of subsequent events to our consolidated financial statements.

Note 2.                Newly Issued Accounting Pronouncements

The Financial Accounting Standards Board (“FASB“) issued Accounting Standards Codification (“ASC”) update to ASC 820, “Fair Value Measurements and Disclosures”, which deferred the provisions of implementation of fair value reporting relating to nonfinancial assets and liabilities, and delayed implementation by us until January 1, 2009.  Adoption of the update to this codification has not materially affected our consolidated financial statements.

In December 2007, the FASB issued an update to ASC 805, “Business Combinations.”  The update expands the original guidance’s definition of a business.  It broadens the fair value measurement and recognition to all assets acquired, liabilities assumed and interests transferred as a result of business combinations.  The revision requires expanded disclosures to improve the ability to evaluate the nature and financial effects of business combinations.  The update is effective for us for business combinations made on or after January 1, 2009.  Due to current economic conditions, we did not have any acquisitions in 2009, thereby upon adoption, there was no material effect.  However, this update could have a material effect on our accounting for the future acquisition of properties.

In December 2007, the FASB issued an update to ASC 810, “Consolidation.”  The update requires that, in most cases, a noncontrolling interest in a consolidated entity be reported as equity and any losses in excess of a consolidated entity’s equity interest be recorded to the noncontrolling interest.  The statement requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  This update was effective for us on January 1, 2009, and many provisions required retrospective application, which had a significant impact on previously reported amounts.  The adoption has resulted in an increase to equity in the Consolidated Balance Sheet as of December 31, 2008 of $204.0 million for the reclassification of minority interest to equity for noncontrolling interest in consolidated entities.  Net income in the Statements of Consolidated Income and Comprehensive Income for the year ended December 31, 2008 and 2007 has increased by $8.9 million and $10.2 million, respectively, for the reclassification of income allocated to minority interests; however, net income attributable to common shareholders and earnings per common share – basic and diluted were not affected by this reclassification.  Additional disclosures due to the implementation are included in Note 21.

In March 2008, the FASB issued an update to ASC 815, “Derivative and Hedging.”  The update requires enhanced disclosures about an entity’s derivative and hedging activities.  The update was effective for us on January 1, 2009.  Implementation has resulted in additional disclosures included in Note 4.

In May 2008, the FASB issued updates to ASC 470 “Debt” and ASC 505 “Equity.”  The updates require that the initial debt proceeds from the sale of our convertible and exchangeable senior debentures be allocated between a liability component and an equity component in a manner that will reflect our effective nonconvertible borrowing rate.  The resulting debt discount will be amortized using the effective interest method over the period the debt is expected to be outstanding as additional interest expense.  The updates were effective for us on January 1, 2009 and required retroactive application, which had a significant impact on previously reported amounts.  Upon adoption, the Consolidated Balance Sheet as of December 31, 2008 was adjusted to reflect a reduction in net unamortized debt and lease costs of $.5 million, a reduction in debt of approximately $22.9 million for the unamortized debt discount; accumulated additional paid-in capital increased by approximately $39.5 million; and net income less than accumulated dividends increased by approximately $17.1 million.  The Statements of Consolidated Income and Comprehensive Income for the year ended December 31, 2008 and 2007 were adjusted for incremental interest expense of $8.3 million and $7.9 million, respectively.  Also, the Statement of Consolidated Income and Comprehensive Income for the year ended December 31, 2008 was adjusted for an incremental gain on redemption of convertible senior unsecured notes of $2.3 million.  Earnings per common share – basic for the year ended December 31, 2008 and 2007 were reduced by approximately $.07 and $.10, respectively, while earnings per common share – diluted for the year ended December 31, 2008 and 2007 were reduced by approximately $.08 and $.09, respectively.

In May 2009, the FASB issued an update to ASC 855, “Subsequent Events,” which establishes general standards of accounting and disclosure for events that occur subsequent to the balance sheet date but before financial statements are issued or are available to be issued.  Implementation has resulted in an additional disclosure included in Note 1.

In June 2009, the FASB issued Accounting Standards Update No. 2009-17 (“ASU 2009-17”), “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 updated ASC 810, “Consolidations” and was intended to improve an organization’s variable interest entity reporting.  It will require a change in the analysis used to determine whether an entity has a controlling financial interest in a variable interest entity.  The analysis will be used to identify the primary beneficiary of a variable interest entity.  The holder of the variable interest will be defined as the primary beneficiary if it has both the power to influence the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits.  ASU 2009-17 also requires additional disclosures about an entity’s variable interest entities.  The update is effective for us on January 1, 2010.  We expect the adoption of this update to the codification will not materially impact our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (”ASU 2009-05”), “Measuring Liabilities at Fair Value.”  ASU 2009-05 provides clarification for valuing liabilities in which a quoted market price in an active market for an identical liability is not available.  The guidance also provides required techniques to determine a liability’s fair value in this circumstance.  The update was effective for us beginning October 1, 2009, and adoption of ASU 2009-05 did not materially impact our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (”ASU 2010-06”), “Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 provides for new disclosures as well as, clarification of existing disclosures on fair value measurements including employers’ disclosures about postretirement benefit plan assets.  The update is effective for us beginning January 1, 2010, and we do not expect the adoption of ASU 2010-06 to materially impact our consolidated financial statements.

Note 3.                Variable Interest Entities

Management determines whether an entity is a variable interest entity (“VIE”) and, if so, determines which party is the primary beneficiary by analyzing which party absorbs a majority of the expected losses or a majority of the expected residual returns of the VIE, or both.  Significant judgments and assumptions inherent in this analysis include the design of the entity structure, the nature of the entity’s operations, future cash flow projections, the entity’s financing and capital structure, and contractual relationships and terms.  We consolidate a VIE when we have determined that we are the primary beneficiary.  Assets held by VIEs which are currently consolidated approximate $291.6 million and $241.9 million at December 31, 2009 and 2008, respectively.  Entities for which we are the primary beneficiary and we consolidate are described below.

In March 2008, we contributed 18 neighborhood/community shopping centers located in Texas with an aggregate value of approximately $227.5 million, and aggregating more than 2.1 million square feet, to a joint venture.  The activities of this venture principally consist of owning and operating these shopping centers.  We sold an 85% interest in this joint venture to AEW Capital Management on behalf of one of its institutional clients and received proceeds of approximately $216.1 million.  Financing totaling $154.3 million was placed on the properties and guaranteed solely by us for tax planning purposes.  This venture is deemed to be a variable interest entity and, due to our guaranty of the debt, we are the primary beneficiary and have consolidated this joint venture.  Our maximum exposure to loss associated with this joint venture is primarily limited to our guaranty of the debt, which was approximately $95.1 million at December 31, 2009.

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

During the first quarter of 2009, we contributed the final four properties to the joint venture with Hines REIT Retail Holdings, LLC with an aggregate fair value of approximately $66.8 million, and aggregating approximately 0.4 million square feet.  These four shopping centers are located one each in Florida and North Carolina and two in Georgia, and we received net proceeds of approximately $20.6 million. These contributions included loan assumptions on each of the properties, which transferred secured debt totaling approximately $34.6 million to the joint venture and guaranteed solely by us.  This venture is deemed to be a VIE and, due to our guaranty of the debt, we are the primary beneficiary and have consolidated this joint venture.  Our maximum exposure to loss associated with this joint venture is primarily limited to our guaranty of the debt, which was approximately $113.9 million at December 31, 2009.

Restrictions on the use of these assets are significant because they are secured as collateral for their debt, and we would be required to obtain our partners’ approval in accordance with the partnership agreements on any major transactions.  The impact of these transactions on our consolidated financial statements has been limited to changes in noncontrolling interest and reductions in debt from our partners’ contributions.

In addition, we have an unconsolidated joint venture with an interest in an entity which is deemed to be a VIE.  In July 2008, a 47.75%-owned unconsolidated real estate joint venture acquired an 83.34% interest in a joint venture owning a 919,000 square foot new development property to be constructed in Aurora, Colorado.  The unconsolidated joint venture provided a guaranty on debt obtained by the acquired joint venture.  The unconsolidated joint venture’s maximum exposure to loss is limited to the guaranty of the debt, which was approximately $44.3 million at December 31, 2009.

In December 2009, an unconsolidated joint venture became a VIE through the issuance of a secured loan since the lender has the ability to make decisions that could have a significant impact on the success of the entity.  Our maximum exposure to loss is limited to the outstanding debt of the venture, of which the total is approximately $68.7 million at December 31, 2009.

Note 4.                Derivatives and Hedging

Our policy is to manage interest cost using a mixture of fixed-rate and variable-rate debt.  To manage our interest rate risk, we occasionally hedge the future cash flows of our debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swaps with major financial institutions.  Interest rate swaps that meet specific criteria are accounted for as either assets or liabilities as a fair value or cash flow hedge.  We have designated our current interest rate swaps as fair value hedges of fixed rate borrowings.  Changes in the fair value of interest rate swap contracts designated as fair value hedges, as well as changes in the fair value of the related debt being hedged, are recorded in earnings each reporting period.  For the year ended December 31, 2009, 2008 and 2007, these changes in fair value offset.

In December 2009, we entered into 11 interest rate swap contracts with a total notional amount of $302.6 million, which have various maturities scheduled through February 2014.  These contracts have been designated as fair value hedges, and we have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates.  In February 2010, we settled $7 million of these swaps in conjunction with the repurchase of the related debt, which is not anticipated to have a material impact to our consolidated financial results.

As of December 31, 2009, we had 13 interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $352.6 million that convert fixed interest payments at rates ranging from 4.2% to 7.5% to variable interest payments ranging from .3% to 6.1%.  At December 31, 2008, we had two interest rate swap contracts designated as fair value hedges with an aggregate notional amount of $50.0 million that convert fixed interest payments at rates of 4.2% to variable interest payments of 2.0%.  We have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates.

A summary of the offsetting loss or gain on the interest rate swaps is as follows (in thousands):

Income Statement Classification	Gain (Loss) on Swaps	Gain (Loss) on Borrowings

Year Ended December 31, 2009:
Interest expense, net	$(5,642)	$5,642

Year Ended December 31, 2008:
Interest expense, net	$5,427	$(5,427)

Year Ended December 31, 2007:
Interest expense, net	$2,373	$(2,373)

The interest rate swap contacts at December 31, 2009 and 2008 were reported at their fair values as follows (in thousands):

	Assets		Liabilities
Period	Balance Sheet Location	Amount	Balance Sheet Location	Amount
December 31, 2009	Other Assets, net	$2,601	Other Liabilities, net	$4,634
December 31, 2008	Other Assets, net	$4,625

As of December 31, 2009 and 2008, the balance in accumulated other comprehensive loss relating to settled cash flow interest rate contracts was $14.4 million and $16.9 million, respectively.  Amounts amortized to net interest expense were $2.5 million in 2009, $2.1 million in 2008 and $.9 million in 2007.  Within the next 12 months, approximately $2.5 million of the balance in accumulated other comprehensive loss is expected to be amortized to net interest expense.

The interest rate swaps decreased net interest expense and increased net income by $2.1 million and decreased the average interest rate of our debt by .08% in 2009.  The interest rate swaps decreased net interest expense and increased net income by $.8 million and decreased the average interest rate of our debt by .03% in 2008.  In 2007, the interest rates swaps increased net interest expense and decreased net income by $.6 million and increased the average rate of our debt by .02%.  We could be exposed to losses in the event of nonperformance by the counter-parties; however, management believes such nonperformance is unlikely.

A summary of our derivatives is as follows (in thousands):

Derivatives Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative

Year Ended December 31, 2009:
Cash Flow Interest Rate Contracts	Interest expense, net	$	(2,481)
Fair Value Interest Rate Contracts				Interest expense, net	$(5,642)

Year Ended December 31, 2008:
Cash Flow Interest Rate Contracts	Interest expense, net		$(2,095)
Fair Value Interest Rate Contracts				Interest expense, net	$5,427

Year Ended December 31, 2007:
Cash Flow Interest Rate Contracts	Interest expense, net		$(878)
Fair Value Interest Rate Contracts				Interest expense, net	$2,373

On March 20, 2008, the cash flow hedge was completed through the issuance of $154.3 million of fixed-rate long-term debt issued by a joint venture that is consolidated by us.  A loss of $12.8 million was recorded in accumulated other comprehensive loss based on the fair value of the interest rate swap contracts on that date.  On March 27, 2008, the interest rate swap contracts were settled resulting in a loss of $10.0 million.  For the period between the completion of the cash flow hedge and the settlement of the swap contracts, a gain of $2.8 million was recognized as a reduction of net interest expense.

Note 5.                Debt

Our debt consists of the following (in thousands):

	December 31,
	2009	2008

Debt payable to 2030 at 4.5% to 8.8%	$2,506,069	$2,732,574
Unsecured notes payable under revolving credit agreements		383,000
Obligations under capital leases	23,115	29,725
Industrial revenue bonds payable to 2015 at 0.3% to 2.4%	2,663	3,337

Total	$2,531,847	$3,148,636

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	December 31,
	2009	2008

As to interest rate (including the effects of interest rate swaps):
Fixed-rate debt	$2,146,133	$2,699,609
Variable-rate debt	385,714	449,027

Total	$2,531,847	$3,148,636

As to collateralization:
Unsecured debt	$1,306,802	$2,116,491
Secured debt	1,225,045	1,032,145

Total	$2,531,847	$3,148,636

We had a $575 million unsecured revolving credit facility held by a syndicate of banks, which was amended and restated in February 2010 as discussed below.  The $575 million unsecured revolving credit facility provided a one-year extension option available at our request.  Borrowing rates float at a margin over LIBOR, plus a facility fee.  The borrowing margin and facility fee were priced off a grid that was tied to our senior unsecured credit ratings, which were 50.0 and 15.0 basis points.  This facility had a competitive bid feature that allowed us to request bids for amounts up to $287.5 million from each of the syndicate banks.

In February 2010, we entered into an amended and restated $500 million unsecured revolving credit facility.  The $500 million unsecured revolving credit facility expires in February 2013 and provides borrowing rates that float at a margin over LIBOR plus a facility fee.  The borrowing margin and facility fee are priced off a grid that is tied to our senior unsecured credit ratings, which are currently 275.0 and 50.0 basis points, respectively.  The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million.  Additionally, an accordion feature allows us to increase the new facility amount up to $700 million.

At December 31, 2009, no amounts under our revolving credit facility were outstanding.  At December 31, 2008, the balance outstanding under the revolving credit facility was $383.0 million at a variable interest rate of 1.6%.  Also at December 30, 2008, we had an agreement for a $30 million unsecured and uncommitted overnight facility with a bank that we used for cash management purposes, of which no amounts were outstanding at December 31, 2008.  Letters of credit totaling $7.2 million and $10.1 million were outstanding under the revolving credit facility at December 31, 2009 and 2008, respectively.  The available balance under our revolving credit agreement was $567.8 million and $181.9 million at December 31, 2009 and 2008, respectively.  During 2009, the maximum balance and weighted average balance outstanding under both facilities combined were $423.0 million and $168.7 million, respectively, at a weighted average interest rate of 1.5%.  During 2008, the maximum balance and weighted average balance outstanding under both facilities combined were $503.0 million and $362.0 million, respectively, at a weighted average interest rate of 3.4%.

In May 2009, we entered into a $103 million secured loan from a major life insurance company.  The loan is approximately 8.5 years at a fixed interest rate of 7.49% and is collateralized by four properties.  The net proceeds received were invested in short-term investments and subsequently used to settle the June tender offer discussed below.

In July 2009, we entered into a $70.8 million secured loan from a major life insurance company.  The loan is for seven years at a fixed interest rate of 7.4% and is collateralized by five properties.  In September 2009, we entered into a $57.5 million secured loan from a major life insurance company.  The loan is for 10 years at a fixed interest rate of 7.0% and is collateralized by 10 properties.  The net proceeds received from both transactions were used to reduce amounts outstanding under our revolving credit facility.

In August 2009, we sold $100 million of unsecured senior notes with a coupon of 8.1% which will mature September 15, 2019.  We may redeem the notes, in whole or in part, on or after September 15, 2014, at our option, at a redemption price equal to 100% of their principal amount, plus accrued and unpaid interest.  The net proceeds of $97.5 million were used to reduce amounts outstanding under our revolving credit facility.

In the second quarter of 2009, we repurchased and retired $82.3 million face value of our 3.95% convertible senior unsecured notes for $70.4 million, including accrued interest.  Also in 2009, we completed a cash tender offer for $422.6 million face value on a series of unsecured notes and our convertible senior unsecured notes.  We purchased at par $20.6 million of unsecured fixed rate medium term notes, with a weighted average interest rate of 7.54% and a weighted average maturity of 1.6 years, and $82.3 million of 7% senior unsecured notes due in 2011.  In addition, we purchased $319.7 million face value of our 3.95% convertible senior unsecured notes for $311.1 million, including accrued interest and expenses.  The repurchases of our 3.95% convertible senior unsecured notes resulted in gains of $25.3 million in 2009.

In October 2009, we entered into a $26.6 million secured loan from a major bank.  The loan is for a four year term with a one year extension option at a floating interest rate of 375 basis points over LIBOR with a 1.50% LIBOR floor.  This loan is collateralized by two properties.

At December 31, 2009 and 2008, we have $135.2 million and $537.2 million face value of 3.95% convertible senior unsecured notes outstanding due 2026, respectively.  These bonds are recorded at a discount of $3.4 million and $22.9 million as of December 31, 2009 and 2008, respectively, resulting in an effective rate for both periods of 5.75%, which will be amortized through 2011.  Interest is payable semi-annually in arrears on February 1 and August 1 of each year.  The debentures are convertible under certain circumstances for our common shares at an initial conversion rate of 20.3770 common shares per $1,000 of principal amount of debentures (an initial conversion price of $49.075).  In addition, the conversion rate may be adjusted if certain change in control transactions or other specified events occur on or prior to August 4, 2011.  Upon the conversion of debentures, we will deliver cash for the principal return, as defined, and cash or common shares, at our option, for the excess of the conversion value, as defined, over the principal return.  The debentures are redeemable for cash at our option beginning in 2011 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require us to repurchase their debentures for cash equal to the principal of the debentures plus accrued and unpaid interest in 2011, 2016 and 2021 and in the event of a change in control.  Net interest expense associated with this debt for the year ended December 31, 2009, 2008 and 2007 totaled $19.5 million, $33.3 million and $33.1 million, respectively, which includes the amortization of the discount totaling $5.0 million, $8.5 million and $8.1 million for the year ended December 31, 2009, 2008 and 2007, respectively.  The carrying value of the equity component as of December 31, 2009 and 2008 was $23.4 million and $39.5 million, respectively.

In November 2008, we contributed assets to a joint venture with Hines REIT Retail Holdings, LLC.  In conjunction with this transaction, the joint venture issued $100.0 million of fixed-rate secured long-term debt with a five year term at a rate of 6.0% that we guaranteed.  The net proceeds received from the issuance of this debt were distributed to us and used to reduce amounts outstanding under our revolving credit facility.

In March 2008, we contributed assets to a joint venture with AEW Capital Management on behalf of one of its institutional clients.  In conjunction with this transaction, the joint venture issued $154.3 million of fixed-rate secured long-term debt with an average life of 7.3 years at an average rate of 5.4% that we guaranteed.  We received all of the proceeds from the issuance of this debt and such proceeds were used to reduce amounts outstanding under our revolving credit facility.

In January 2008, we elected to repay at par a fixed-rate 8.33% mortgage totaling $121.8 million that was collateralized by 19 supermarket-anchored shopping centers in California.

Various leases and properties, and current and future rentals from those lease and properties, collateralize certain debt.  At December 31, 2009 and 2008, the carrying value of such property aggregated $2.0 billion and $1.8 billion, respectively.

Scheduled principal payments on our debt (excluding $21.0 million of certain capital leases, ($2.0) million fair value of interest rate swaps, ($6.0) million discount on bonds, and $19.6 million of non-cash debt-related items) are due during the following years (in thousands):

2010	$108,644
2011	219,918
2012	340,657
2013	443,777
2014	384,475
2015	253,992
2016	215,850
2017	119,005
2018	55,040
2019	53,962
Thereafter	303,970
Total	$2,499,290

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels.  We believe we were in compliance with all restrictive covenants as of December 31, 2009.

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

Currently, we do not anticipate redeeming either the Series E or Series D preferred shares due to current market conditions; however, no assurance can be given if conditions change.

Note 7.                Common Shares of Beneficial Interest

In April 2009, we issued 32.2 million common shares at $14.25 per share.  Net proceeds from this offering were $439.1 million and were used to repay indebtedness outstanding under our revolving credit facilities and for other general corporate purposes.

In April 2009, our Board of Trust Managers authorized a reduction of our quarterly dividend rate per share of $.525 to $.25 commencing with the second quarter 2009 distribution.  Subsequent to December 31, 2009, our Board of Trust Managers approved an increase to our quarterly dividend rate to $.26 per share.

In October 2008, we sold 3.0 million common shares at $34.20 per share.  Net proceeds from this offering were $98.1 million and were used to repay indebtedness outstanding under our revolving credit facilities and for other general corporate purposes.

In July 2007, our Board of Trust Managers authorized a common share repurchase program as part of our ongoing investment strategy.  Under the terms of the program, we could purchase up to a maximum value of $300 million of our common shares during the following two years.  This program expired in July 2009, and no additional shares were repurchased during 2009.

Note 8.                Property

Our property consisted of the following (in thousands):

	December 31,
	2009	2008

Land	$896,010	$964,982
Land held for development	182,586	118,078
Land under development	32,709	101,587
Buildings and improvements	3,437,578	3,488,385
Construction in-progress	109,513	242,440

Total	$4,658,396	$4,915,472

The following carrying charges were capitalized (in thousands):

	Year Ended December 31,
	2009	2008	2007

Interest	$8,716	$20,290	$25,025
Ad valorem taxes	1,428	2,730	1,985

Total	$10,144	$23,020	$27,010

During 2009, we invested $42.6 million in new development projects, and we sold 12 shopping centers, five industrial properties and 11 retail buildings at seven operating properties. Gross sales proceeds from these dispositions totaled $209.4 million and generated gains of $70.9 million.

An impairment charge, as described in Note 1, of $38.8 million and $52.5 million was recognized for the year ended December 31, 2009 and 2008, respectively, and none for 2007.

In October 2009, we entered into an agreement to contribute six retail properties, located in Florida and Georgia, valued at approximately $160.8 million to an unconsolidated joint venture in which we will retain a 20% ownership interest.  In 2009, we closed on four Florida properties with a total value of $114.3 million, aggregating 0.8 million square feet and received net proceeds of approximately $85.9 million.  Subsequent to December 31, 2009, two additional properties were contributed to the unconsolidated joint venture for $47.3 million, which included loan assumptions of $28.1 million.

Note 9.                Discontinued Operations

During 2009, we sold 12 shopping centers and five industrial properties, of which 11 were located in Texas and two each in Arizona, New Mexico and North Carolina.  In 2008, we sold one industrial center located in Texas and nine shopping centers, five of which were located in Texas, one in California and three in Louisiana.  The operating results of these properties, as well as any gains on the respective disposition, have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income.  Revenues recorded in operating income from discontinued operations totaled $16.9 million in 2009, $30.0 million in 2008 and $48.8 million in 2007.  Included in the Consolidated Balance Sheet at December 31, 2008 were $144.5 million of property and $49.5 million of accumulated depreciation related to properties sold during 2009.

In 2009, one sold property had outstanding debt of $9.1 million, which was assumed by the purchaser, and discontinued operations reported in 2008 had no debt that was required to be repaid upon any disposition.  In 2007, we incurred a net loss of $.4 million on the defeasance of three loans totaling $22.2 million that were required to be settled upon the disposition of the related properties.  These defeasance costs were recognized as net interest expense and have been reclassified and reported as discontinued operations.

We do not allocate other consolidated interest to discontinued operations because the interest savings to be realized from the proceeds of the sale of these operations was not material.

An impairment loss of $3.8 million relating to four properties was reported in discontinued operations for the year ended December 31, 2009.  No impairment was recognized in 2008 and 2007.

Note 10.              Notes Receivable from Real Estate Joint Ventures and Partnerships

We have ownership interests in a number of real estate joint ventures and partnerships.  Notes receivable from these entities bear interest ranging from 2.1% to 12.0% at December 31, 2009 and 2.8% to 10.0% at December 31, 2008.  These notes are due at various dates through 2012 and are generally secured by real estate assets.  We believe these notes are fully collectible, and no allowance has been recorded at December 31, 2009 and 2008.  We recognized interest income on these notes as follows, in millions: $4.8 in 2009, $4.0 in 2008 and $1.5 in 2007.

Note 11.              Related Parties

Through our management activities and transactions with our real estate joint venture and partnerships, we had accounts receivable of $4.3 million and $2.0 million outstanding as of December 31, 2009 and 2008, respectively.  We also had accounts payable and accrued expenses of $10.5 million and $10.2 million outstanding as of December 31, 2009 and 2008, respectively.  For the year ended December 31, 2009, 2008 and 2007, we recorded joint venture fee income of $5.7 million, $5.9 million and $5.0 million, respectively.

In October 2009, we entered into an agreement to contribute six retail properties, located in Florida and Georgia, valued at approximately $160.8 million to an unconsolidated joint venture in which we will retain a 20% ownership interest.  We closed on four properties with a total value of $114.3 million, aggregating 0.8 million square feet and received net proceeds of approximately $85.9 million.  We sold an 80% interest in this joint venture to an institutional investor, and realized a gain of $10.1 million.  Subsequent to December 31, 2009, two additional properties were contributed to the unconsolidated joint venture for $47.3 million, which included loan assumptions of $28.1 million and net proceeds of $14.0 million.

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

	December 31,
	2009	2008

Combined Condensed Balance Sheets

Property	$2,082,316	$1,951,771
Accumulated depreciation	(191,478)	(129,227)
Property, net	1,890,838	1,822,544

Other assets, net	240,387	256,688

Total	$2,131,225	$2,079,232

Debt, net (primarily mortgages payable)	$505,462	$472,486
Amounts payable to Weingarten Realty Investors	335,622	248,969
Other liabilities, net	88,913	149,265
Total	929,997	870,720

Accumulated equity	1,201,228	1,208,512

Total	$2,131,225	$2,079,232
	Year Ended December 31,
	2009	2008	2007

Combined Condensed Statements of Income

Revenues, net	$174,595	$162,737	$146,642

Expenses:
Depreciation and amortization	56,018	41,146	38,574
Interest, net	31,017	20,424	23,093
Operating	33,385	37,592	22,396
Ad valorem taxes, net	21,213	18,739	15,767
General and administrative	5,357	6,055	1,243
Impairment loss	6,923	5,151

Total	153,913	129,107	101,073

Gain on merchant development sales		933	1,295
Gain on sale of property	11	13	5,422
Net income	$20,693	$34,576	$52,286

Our investment in real estate joint ventures and partnerships, as reported on our Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differentials, which arose upon the transfer of assets to the joint ventures.  The basis differentials, which totaled $11.8 million and $12.1 million at December 31, 2009 and 2008, respectively, are generally amortized over the useful lives of the related assets.

Our real estate joint ventures and partnerships determined that the carrying amount of certain properties was not recoverable and that the properties should be written down to fair value.  Our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $6.9 million and $5.2 million related to undeveloped land at new development properties for the year ended December 31, 2009 and 2008, respectively, and no impairment was recorded for the year ended December 31, 2007.

Fees earned by us for the management of these real estate joint ventures and partnerships totaled $5.7 million in 2009, $5.9 million in 2008 and $5.0 million in 2007.

In April 2009, we sold an unconsolidated joint venture interest in a property located in Colorado with gross sales proceeds of approximately $15.0 million, which were reduced by the release of a debt obligation of $11.7 million.

In October 2009, we entered into an agreement to contribute six retail properties, located in Florida and Georgia, valued at approximately $160.8 million to an unconsolidated joint venture in which we will retain a 20% ownership interest.  We closed on four properties with a total value of $114.3 million, aggregating 0.8 million square feet.  In December 2009, this joint venture entered into a $68.7 million secured loan, and subsequent to December 31, 2009, two additional properties were contributed to the unconsolidated joint venture for $47.3 million, which included loan assumptions of $28.1 million.

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

In August 2008, we executed a real estate limited partnership with a foreign institutional investor to purchase up to $250 million of retail properties in various states.  Our ownership in this unconsolidated real estate limited partnership is 20.1%.  As of December 31, 2009, no properties have been purchased.

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

Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of depreciation, rental revenue, compensation expense, impairment losses and gain from sales of property.  As a result of these differences, the book value of our net fixed assets exceeds the tax basis by $119 million at December 31, 2009 and $220 million at December 31, 2008.

The following table reconciles net income to REIT taxable income for the year ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007

Net income adjusted for noncontrolling interests	$171,102	$145,652	$230,101
Net loss (income) of taxable REIT subsidiaries included above	8,966	34,803	(6,352)
Net income from REIT operations	180,068	180,455	223,749
Book depreciation and amortization including discontinued operations	151,888	157,893	134,676
Tax depreciation and amortization	(133,537)	(144,816)	(98,238)
Book/tax difference on gains/losses from capital transactions	(6,137)	35,891	(76,054)
Deferred/prepaid/above and below market rents, net	(12,489)	(20,113)	(7,349)
Impairment loss from REIT operations	21,862	31,461
Other book/tax differences, net (1)	28,097	(25,238)	17,963
REIT taxable income	229,752	215,533	194,747
Dividends paid deduction	(229,752)	(215,533)	(194,747)
Dividends paid in excess of taxable income	$-	$-	$-
______________
(1) Certain amounts in prior periods have been restated to conform to the current year presentation.

The dividends paid deduction in 2009, 2008 and 2007 includes designated dividends of $61.2 million from 2010, $4.7 million from 2009 and $10.9 million from 2008, respectively.

For federal income tax purposes, the cash dividends distributed to common shareholders are characterized as follows:

	2009	2008	2007

Ordinary income	68.1%	45.5%	85.6%
Capital gain distributions	31.9%	54.5%	14.4%

Total	100.0%	100.0%	100.0%

Our taxable REIT subsidiary is subject to federal, state and local income taxes.  We have recorded a federal income tax provision (benefit) of $4.4 million, $(12.1) million and $2.1 million for the year ended December 31, 2009, 2008 and 2007, respectively.  Also, a current tax receivable of $2.8 million and a current tax obligation of $.6 million have been recorded at December 31, 2009 and 2008, respectively, in association with this tax.

Our deferred tax assets and liabilities, including a valuation allowance, consisted of the following (in thousands):

	December 31,
	2009	2008

Deferred tax assets:
Impairment loss	$13,945	$9,936
Allowance on other assets	1,428	1,363
Interest expense	3,643	861
Other	1,956	174
Total deferred tax assets	20,972	12,334
Valuation allowance	(9,605)
Total deferred tax assets, net of allowance	$11,367	$12,334

Deferred tax liabilities:
Straight-line rentals	$506	$152
Book-tax basis differential	6,346
Total deferred tax liabilities	$6,852	$152

We have recorded a net deferred tax asset of $11.4 million; including the benefit of $13.9 million of impairment losses, which will not be recognized until the related properties are sold.  Realization is dependent on generating sufficient taxable income in the year the property is sold.  Management believes it is more likely than not that a portion of this impairment loss deferred tax asset will not be realized and in 2009 established a valuation allowance of $9.6 million.  However, the amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income are reduced.

In addition, we are subject to the State of Texas business tax (“Texas Franchise Tax”), which is determined by applying a tax rate to a base that considers both revenues and expenses.  Therefore, the Texas Franchise Tax is considered an income tax and is accounted accordingly.

For the year ended December 31, 2009, 2008 and 2007, we recorded a provision for the Texas Franchise Tax of $1.9 million, $2.2 million and $2.0 million, respectively.  The deferred tax assets associated with this tax each totaled $.1 million as of December 31, 2009 and 2008, and the deferred tax liabilities totaled $.1 million and $.2 million as of December 31, 2009 and 2008, respectively.  Also, a current tax obligation of $2.1 million and $2.4 million has been recorded at December 31, 2009 and 2008, respectively, in association with this tax.

Note 14.              Leasing Operations

The terms of our leases range from less than one year for smaller tenant spaces to over 25 years for larger tenant spaces.  In addition to minimum lease payments, most of the leases provide for contingent rentals (payments for taxes, maintenance and insurance by lessees and an amount based on a percentage of the tenants' sales).  Future minimum rental income from non-cancelable tenant leases at December 31, 2009, in millions, is: $400.2 in 2010; $337.0 in 2011; $277.5 in 2012; $219.9 in 2013; $163.2 in 2014; and $608.2 thereafter.  The future minimum rental amounts do not include estimates for contingent rentals.  Such contingent rentals, in millions, aggregated $119.5 in 2009, $131.7 in 2008 and $126.3 in 2007.

Note 15.              Commitments and Contingencies

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

Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which we are the lessee, principally for shopping center ground leases, for the subsequent five years and thereafter ending December 31, are as follows (in thousands):

2010	$3,586
2011	3,570
2012	3,382
2013	3,352
2014	3,118
Thereafter	126,761
Total	$143,769

Rental expense (including insignificant amounts for contingent rentals) for operating leases was, in millions:  $5.0 in 2009; $4.0 in 2008 and $3.4 in 2007.

The scheduled future minimum revenues under subleases, applicable to the ground lease rentals above, under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for the subsequent five years and thereafter ending December 31, are as follows (in thousands):

2010	$35,212
2011	31,327
2012	27,743
2013	24,253
2014	19,178
Thereafter	93,107
Total	$230,820

Property under capital leases that is included in buildings and improvements consisted of three shopping centers totaling $19.1 million at December 31, 2009 and four shopping centers totaling $29.1 million at December 31, 2008.  Amortization of property under capital leases is included in depreciation and amortization expense, and the balance of accumulated depreciation associated with these capital leases at December 31, 2009 and 2008 was $11.0 million and $15.4 million, respectively.  Future minimum lease payments under these capital leases total $39.6 million, with annual payments due, in millions, $1.8 in each of 2010, 2011 and 2012; $1.9 in each of 2013 and 2014; and $30.4 thereafter.  The amount of these total payments representing interest is $16.5 million.  Accordingly, the present value of the net minimum lease payments was $23.1 million at December 31, 2009.

We participate in six real estate ventures structured as DownREIT partnerships that have properties in Arkansas, California, Georgia, North Carolina, Texas and Utah.  As a general partner, we have operating and financial control over these ventures and consolidate their operations in our consolidated financial statements.  These ventures allow the outside limited partners to put their interest to the partnership for our common shares or an equivalent amount in cash.  We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion.  We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us.  We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion.  In 2009 and 2008, we issued common shares valued at $14.3 million and $2.3 million, respectively, in exchange for certain of these limited partnership interests or operating partnership units.  The aggregate redemption value of the operating partnership units was approximately $33 million and $46 million as of December 31, 2009 and 2008, respectively.

In January 2007, we acquired two retail properties in Arizona.  This purchase transaction includes an earnout provision of approximately $29 million that is contingent upon the subsequent development of space by the property seller.  This contingency agreement expires in 2010.  We have an estimated obligation of $4.7 million and $3.9 million recorded as of December 31, 2009 and 2008, respectively.  Since inception of this obligation, $12.5 million has been paid.  Amounts paid or accrued under such earnouts are treated as additional purchase price and capitalized to the related property.

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

Related to our investment in a redevelopment project in Sheridan, Colorado that is held in an unconsolidated real estate joint venture, we, our joint venture partner and the joint venture have each provided a guaranty for the payment of any debt service shortfalls on bonds issued in connection with the project.  The Sheridan Redevelopment Agency (“Agency”) issued $97 million of Series A bonds used for an urban renewal project.  The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales, and, to the extent necessary, any amounts we may have to provide under a guaranty.  The incremental taxes and PIF are to remain intact until the earlier of the bond liability has been paid in full or 2030 (unless such date is otherwise extended by the Agency).  At inception on February 27, 2007, we evaluated and determined that the fair value of the guaranty was nominal to us as the guarantor.  However, a liability was recorded by the joint venture equal to net amounts funded under the bonds.

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

On July 22, 2009, as part of the settlement agreement, among other things, the lawsuit was dismissed with prejudice; we loaned $52.0 million including accrued interest and fees to the joint venture, which then purchased the bonds; and the completion guaranty was terminated.  This increased our notes receivable from real estate joint ventures and partnerships and reduced both our investment in real estate joint ventures and partnerships and the contingent liability of $41 million recorded at December 31, 2008.

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

Note 16.              Identified Intangible Assets and Liabilities

Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	December 31,
	2009	2008

Identified Intangible Assets:
Above-Market Leases (included in Other Assets, net)	$17,278	$17,921
Above-Market Leases – Accumulated Amortization	(11,471)	(9,771)
Below-Market Assumed Mortgages (included in Debt, net)	2,072	2,072
Below-Market Assumed Mortgages – Accumulated Amortization	(805)	(525)
Valuation of In Place Leases (included in Unamortized Debt and Lease Cost, net)	57,610	64,027
Valuation of In Place Leases – Accumulated Amortization	(32,361)	(29,104)

	$32,323	$44,620

Identified Intangible Liabilities:
Below-Market Leases (included in Other Liabilities, net)	$36,951	$38,712
Below-Market Leases – Accumulated Amortization	(21,794)	(18,265)
Above-Market Assumed Mortgages (included in Debt, net)	52,171	53,895
Above-Market Assumed Mortgages – Accumulated Amortization	(31,329)	(28,284)

	$35,999	$46,058

These identified intangible assets and liabilities are amortized over the applicable lease terms or the remaining lives of the assumed mortgages, as applicable.

The net amortization of above-market and below-market leases increased rental revenues by $2.5 million, $3.5 million and $3.2 million in 2009, 2008 and 2007, respectively.  The estimated net amortization of these intangible assets and liabilities will increase rental revenues for each of the next five years as follows (in thousands):

2010	$1,859
2011	1,359
2012	1,115
2013	926
2014	788

The amortization of the in place lease intangible assets recorded in depreciation and amortization, was $8.2 million, $8.5 million and $8.3 million in 2009, 2008 and 2007, respectively.  The estimated amortization of this intangible asset will increase depreciation and amortization for each of the next five years as follows (in thousands):

2010	$5,447
2011	4,251
2012	3,412
2013	2,627
2014	2,138

The amortization of above-market and below-market assumed mortgages decreased net interest expense by $4.4 million, $8.0 million and $6.7 million in 2009, 2008 and 2007, respectively.  The estimated amortization of these intangible assets and liabilities will decrease net interest expense for each of the next five years as follows (in thousands):

2010	$3,561
2011	2,416
2012	1,242
2013	798
2014	826

Note 17.              Fair Value Measurements

Recurring Fair Value Measurements:
Investments held in grantor trusts
These assets are valued based on publicly quoted market prices for identical assets.

Derivative instruments
We use interest rate swaps with major financial institutions to manage our interest rate risk.  The valuation of these instruments is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair values of our interest rate swaps have been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counter-parties.  However, as of December 31, 2009 and 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2009
Assets:
Derivative instruments		$2,601		$2,601
Investments in grantor trusts	$13,894			13,894
Total	$13,894	$2,601		$16,495

Liabilities:
Derivative instruments		$4,634		$4,634
Deferred compensation plan obligations	$13,894			13,894
Total	$13,894	$4,634		$18,528

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2008
Assets:
Derivative instruments		$4,625		$4,625
Investments in grantor trusts	$25,595			25,595
Total	$25,595	$4,625		$30,220

Liabilities:
Deferred compensation plan obligations	$11,172			$11,172

Nonrecurring Fair Value Measurements:
Property Impairments
Property is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property, including any identifiable intangible assets, site costs and capitalized interest, may not be recoverable.  In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property.  Fair values are determined by management utilizing cash flow models and market discount rates, or by obtaining third-party broker valuation estimates, appraisals, bona fide purchase offers or the expected sales price of an executed sales agreement in accordance with our fair value measurements policy.

Assets measured at fair value on a nonrecurring basis during 2009, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)	Fair Value	Total Gains (Losses)
Property		$49,200	$101,826	$151,026	$(34,983)

In accordance with our policy of evaluating and recording impairments on the disposal of long-lived assets, property with a carrying amount of $184.8 million was written down to its fair value of $151.0 million, less $1.2 million of costs associated with the anticipated contribution of two properties to an unconsolidated retail joint venture, resulting in a loss of $35.0 million, which was included in earnings for the period.

Fair Value Disclosures:
Unless otherwise described below, all other financial instruments are carried at amounts which approximate their fair values.

Debt
The fair values of our financial instruments approximate their carrying value in our financial statements except for debt.  We estimated the fair value of our debt based on quoted market prices for publicly-traded debt and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  Fixed-rate debt with carrying values of $2.1 billion and $2.7 billion at December 31, 2009 and 2008, respectively, has fair values of approximately $2.0 billion and $2.3 billion, respectively.  Variable-rate debt with carrying values of $385.7 million and $449.0 million as of December 31, 2009 and 2008, respectively, has fair values of approximately $373.4 million and $432.1 million, respectively.

Note 18.              Share Options and Awards

We had an Employee Share Option Plan that granted options to purchase 100 common shares to every employee, excluding officers, upon completion of each five-year interval of service.  This plan was terminated effective January 1, 2008, and ..01 million awards remain outstanding as of December 31, 2009.  Options granted under this plan were exercisable immediately.

We also had an Incentive Share Option Plan that provided for the issuance of up to 3.9 million common shares, either in the form of restricted shares or share options.  This plan expired in 2002, and .9 million awards remain outstanding as of December 31, 2009.  The share options granted to non-officers vest over a three-year period beginning after the grant date, and for officers vest over a seven-year period beginning two years after the grant date.

We have a Long-Term Incentive Plan for the issuance of options and share awards.  In 2006, the maximum number of common shares issuable under this plan was increased to 4.8 million common shares, of which .4 million is available for the future grant of options or awards at December 31, 2009.  This plan expires in 2011.  The share options granted to non-officers vest over a three-year period beginning after the grant date, and share options and restricted shares for officers vest over a five-year period after the grant date.  Restricted shares granted to trust managers and options or awards granted to retirement eligible employees are expensed immediately.

The grant price for the Employee Share Option Plan was equal to the closing price of our common shares on the date of grant.  The grant price of the Long-Term Incentive Plan is calculated as an average of the high and low of the quoted fair value of our common shares on the date of grant.  In both plans, these options expire upon the earlier of termination of employment or 10 years from the date of grant.  In the Long-Term Incentive Plan, restricted shares for officers and trust managers are granted at no purchase price.  Our policy is to recognize compensation expense for equity awards ratably over the vesting period, except for retirement eligible amounts.  Compensation expense, net of forfeitures, associated with share options and restricted shares totaled $4.2 million in 2009, $4.9 million in 2008 and $5.1 million in 2007, of which $1.2 million was capitalized in 2009 and $1.3 million was capitalized in both 2008 and 2007.

The fair value of share options and restricted shares is estimated on the date of grant using the Black-Scholes option pricing method based on the expected weighted average assumptions in the following table.  The dividend yield is an average of the historical yields at each record date over the estimated expected life.  We estimate volatility using our historical volatility data for a period of 10 years, and the expected life is based on historical data from an option valuation model of employee exercises and terminations.  The risk-free rate is based on the U.S. Treasury yield curve.  The fair value and weighted average assumptions are as follows:

	Year Ended December 31,
	2009	2008	2007

Fair value per share option	$1.99	$3.07	$4.29
Dividend yield	5.2%	5.1%	5.5%
Expected volatility	31.3%	18.8%	18.1%
Expected life (in years)	6.2	6.2	6.0
Risk-free interest rate	1.7%	2.8%	4.1%

Following is a summary of the option activity for the three years ended December 31, 2009:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Outstanding, January 1, 2007	3,147,153	$31.99
Granted	7,821	42.63
Forfeited or expired	(73,156)	35.78
Exercised	(241,528)	23.24
Outstanding, December 31, 2007	2,840,290	32.66
Granted	832,106	32.22
Forfeited or expired	(174,376)	35.85
Exercised	(180,365)	21.99
Outstanding, December 31, 2008	3,317,655	32.96
Granted	1,182,252	11.85
Forfeited or expired	(54,364)	26.90
Exercised	(9,400)	18.05
Outstanding, December 31, 2009	4,436,143	$27.44

The total intrinsic value of options exercised was $.02 million in 2009, $2.2 million in 2008 and $5.0 million in 2007.  As of December 31, 2009 and 2008, there was approximately $3.2 million and $3.4 million, respectively, of total unrecognized compensation cost related to unvested share options, which is expected to be amortized over a weighted average of 2.5 years and 1.7 years, respectively.

The following table summarizes information about share options outstanding and exercisable at December 31, 2009:

	Outstanding				Exercisable
		Weighted					Weighted
		Average	Weighted	Aggregate		Weighted	Average	Aggregate
		Remaining	Average	Intrinsic		Average	Remaining	Intrinsic
Range of		Contractual	Exercise	Value		Exercise	Contractual	Value
Exercise Prices	Number	Life	Price	(000’s)	Number	Price	Life	(000’s)

$11.85 - $17.78	1,160,530	9.2 years	$11.85

$17.79 - $26.69	873,517	2.0 years	$22.16		873,517	$22.16	2.0 years

$26.70 - $40.05	1,920,208	6.3 years	$34.25		1,245,421	$35.03	5.4 years

$40.06 - $49.62	481,888	6.9 years	$47.46		314,227	$47.46	6.9 years

Total	4,436,143	6.3 years	$27.44	$-	2,433,165	$32.01	4.4 years	$-

A summary of the status of unvested restricted shares for the year ended December 31, 2009 is as follows:

	Unvested
	Restricted	Weighted
	Share	Average Grant
	Awards	Date Fair Value

Outstanding, January 1, 2009	167,402	$36.54
Granted	292,519	12.29
Vested	(91,297)	28.07
Forfeited	(5,388)	19.52
Outstanding, December 31, 2009	363,236	$19.40

As of December 31, 2009 and 2008, there was approximately $4.6 million and $4.1 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 2.7 years and 2.3 years, respectively.

Note 19.              Employee Benefit Plans

We have a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the Internal Revenue Service.  Employee contributions are matched by us at the rate of $.50 per $1.00 for the first 6% of the employee's salary.  The employees vest in the employer contributions ratably over a five year period.  Compensation expense related to the plan was $.8 million in 2009 and $1.0 million in both 2008 and 2007.

We also have an Employee Share Purchase Plan under which 562,500 of our common shares have been authorized.  These shares, as well as common shares purchased by us on the open market, are made available for sale to employees at a discount of 15% from the quoted market price as defined by the plan.  Shares purchased by the employee under the plan are restricted from being sold for two years from the earlier of the date of purchase or until termination of employment.  A total of 61,783, 36,116 and 30,437 common shares were purchased for the employees at an average per share price of $10.98, $24.52 and $33.49 during 2009, 2008 and 2007, respectively.

Effective April 1, 2002, we converted a noncontributory pension plan to a noncontributory cash balance retirement plan ("Retirement Plan") under which each participant received an actuarially determined opening balance.  Annual additions to each participant's account include a service credit ranging from 3-5% of compensation, depending on years of service, and an interest credit based on the ten-year US Treasury Bill rate not to be less than 2.05%.  Vesting generally occurs after three years of service.  Certain participants were grandfathered under the prior pension plan formula.  In addition to the plan described above, effective September 1, 2002, we established two separate and independent nonqualified supplemental retirement plans ("SRP") for certain employees.  These unfunded plans provide benefits in excess of the statutory limits of our noncontributory cash balance retirement plan.  Annual additions to each participant's account include a service credit ranging from 3-5% of compensation, depending on years of service, and an interest credit of 7.5%.  Vesting generally occurs after three years of service.  We have elected to use the actuarial present value of the vested benefits to which the participant is entitled if the participant separates immediately from the SRP, as permitted by GAAP.

The estimated net loss, prior service cost, and transition obligation that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $703,000, ($117,000) and zero, respectively.

The following tables summarize changes in the benefit obligation, the plan assets and the funded status of our pension plans as well as the components of net periodic benefit costs, including key assumptions.  The measurement dates for plan assets and obligations were December 31, 2009 and 2008.

	Fiscal Year End
	2009	2008
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$46,148	$41,083
Service cost	3,571	2,414
Interest cost	2,931	2,639
Actuarial loss	422	1,093
Benefit payments	(1,739)	(1,081)
Benefit obligation at end of year	$51,333	$46,148

Change in Plan Assets:
Fair value of plan assets at beginning of year	$15,472	$20,434
Actual return on plan assets	4,219	(5,946)
Employer contributions	5,557	2,065
Benefit payments	(1,739)	(1,081)
Fair value of plan assets at end of year	$23,509	$15,472

Unfunded Status at End of Year:	$27,824	$30,676

Accumulated benefit obligation	$50,732	$45,052

Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$9,908	$13,262
Prior service credit	(352)	(470)
Total amount recognized	$9,556	$12,792

The following is the required information for other changes in plan assets and benefit obligations recognized in other comprehensive income:

	2009	2008	2007

Net (gain) loss	$(2,407)	$9,231	$(925)
Amortization of net gain	(947)	(256)	(353)
Amortization of prior service cost	117	117	117
Total recognized in other comprehensive income	$(3,237)	$9,092	$(1,161)

Total recognized in net periodic benefit costs and other comprehensive income	$2,705	$12,093	$3,511

The following is the required information for plans with an accumulated benefit obligation in excess of plan assets at each year end:

	2009	2008

Projected benefit obligation	$51,333	$46,148
Accumulated benefit obligation	50,732	45,052
Fair value of plan assets	23,509	15,472

At December 31, 2009 and 2008, the Retirement Plan was underfunded by $4.6 million and $10.7 million, respectively, and is included in accounts payable and accrued expenses.  The SRP was underfunded by $23.2 million and $20.0 million, respectively, and is included in other net liabilities.

The components of net periodic benefit cost for both plans are as follows (in thousands):

	2009	2008	2007

Service cost	$3,571	$2,414	$3,846
Interest cost	2,931	2,639	2,175
Expected return on plan assets	(1,391)	(1,832)	(1,500)
Prior service cost	(117)	(117)	(117)
Recognized loss (gain)	947	(104)	269

Total	$5,941	$3,000	$4,673

The assumptions used to develop periodic expense for both plans are shown below:

	2009	2008	2007

Discount rate – Retirement Plan and SRP	6.00%	6.25%	5.75%
Salary scale increases – Retirement Plan	4.00%	4.00%	4.00%
Salary scale increases – SRP	5.00%	5.00%	5.00%
Long-term rate of return on assets – Retirement Plan	8.00%	8.50%	8.50%

The selection of the discount rate is made annually after comparison to yields based on high quality fixed-income investments.  The salary scale is the composite rate which reflects anticipated inflation, merit increases, and promotions for the group of covered participants.  The long-term rate of return is a composite rate for the trust.  It is derived as the sum of the percentages invested in each principal asset class included in the portfolio multiplied by their respective expected rates of return.  We considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.  This analysis resulted in the selection of 8.00% as the long-term rate of return assumption for 2009.

The assumptions used to develop the actuarial present value of the benefit obligations at year-end for both plans are shown below:

	2009	2008	2007

Discount rate – Retirement Plan and SRP	5.82%	6.00%	6.25%
Salary scale increases – Retirement Plan	4.00%	4.00%	4.00%
Salary scale increases – SRP	5.00%	5.00%	5.00%

The expected contribution to be paid for the Retirement plan by us during 2010 is approximately $.7 million.  The expected benefit payments for the next ten years for both plans are as follows, in millions: $1.8 in 2010, $1.9 in 2011; $4.6 in 2012; $2.1 in 2013, $2.8 in 2014 and $21.4 in 2015 through 2019.

The participant data used in determining the liabilities and costs for the Retirement Plan was collected as of January 1, 2009, and no significant changes have occurred through December 31, 2009.  The participant data used in determining the liabilities and costs for the SRP was collected as of December 31, 2009.

Our investment policy for our plan assets has been to set forth to determine the objectives for structuring a retirement savings program suitable to the long-term needs and risk tolerances of participants, to select appropriate investments to be offered by the plan and to establish procedures for monitoring and evaluating the performance of the investments of the plan.  Our overall plan objectives for selecting and monitoring investment options are to promote and optimize retirement wealth accumulation; to provide a full range of asset classes and investment options that are intended to help diversify the portfolio to maximize return within reasonable and prudent levels of risk; to control costs of administering the plan; and to manage the investments held by the plan.

The selection of investment options is determined using criteria based on the following characteristics: fund history, relative performance, investment style, portfolio structure, manager tenure, minimum assets, expenses and operation considerations.  Investment options selected for use in the plan are reviewed on at least a semi-annual basis in order to evaluate material changes from the selection criteria.   Asset allocation is used to determine how the investment portfolio should be split between stocks, bonds and cash.  The asset allocation decision is influenced by time horizon; risk tolerance and investment return objectives.  The primary factor for consideration of asset allocation is demographics of the plan, including, attained age and future service.  The allocation is based on a broad market diversification model and the percentage allocation to each investment category will vary depending upon market conditions.  Rebalancing of the allocation of plan assets occurs semi-annually.

At December 31, 2009, our investment asset allocation compared to our benchmarking allocation model was as follows:

	Portfolio %	Benchmark %

Cash	8%	13%
US Stocks	37%	52%
Non-US Stocks	21%	9%
Bonds	33%	26%
Other	1%
Total	100%	100%

The fair value of plan assets was determined based on publicly quoted market prices for identical assets which are classified as Level 1 observable inputs.  The allocation of the fair value of plan assets was as follows (in thousands):

	December 31,
	2009	2008

Cash and short-term investments	3%	4%
Mutual funds – equity	61%	61%
Mutual funds – fixed income	36%	35%

Total	100%	100%

Concentrations of risk within our equity portfolio are investments classified within the financial services sector and the healthcare sector representing approximately 17% and 13% of total equity investments, respectively.

We also have a deferred compensation plan for eligible employees allowing them to defer portions of their current cash salary or share-based compensation.  Deferred amounts are deposited in a grantor trust, which are included in other net assets, and are reported as compensation expense in the year service is rendered.  Cash deferrals are invested based on the employee’s investment selections from a mix of assets based on a broad market diversification model.  Deferred share-based compensation cannot be diversified, and distributions from this plan are made in the same form as the original deferral.  See Note 17 for the disclosures associated with the fair value of the deferred compensation plan.

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

Information concerning our reportable segments is as follows (in thousands):

	Shopping
	Center	Industrial	Other	Total

Year Ended December 31, 2009:
Revenues	$511,541	$53,070	$7,497	$572,108
Net Operating Income (Loss)	362,145	36,917	(598)	398,464
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	4,949	967	(368)	5,548
Capital Expenditures	84,252	9,388	3,917	97,557

Year Ended December 31, 2008:
Revenues	$529,628	$54,314	$8,806	$592,748
Net Operating Income (Loss)	370,169	38,611	(143)	408,637
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	15,012	1,428	(4,244)	12,196
Capital Expenditures	247,723	22,315	29,052	299,090

Year Ended December 31, 2007:
Revenues	$500,151	$50,165	$10,884	$561,200
Net Operating Income	357,817	34,886	4,533	397,236
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	18,309	1,348	196	19,853
Capital Expenditures	771,590	91,881	24,874	888,345

As of December 31, 2009:
Investment in Real Estate Joint Ventures and Partnerships, net	$277,130	$38,118	$-	$315,248
Total Assets	3,335,198	353,736	1,201,451	4,890,385

As of December 31, 2008:
Investment in Real Estate Joint Ventures and Partnerships, net	$318,003	$39,631	$-	$357,634
Total Assets	3,747,037	348,691	1,018,484	5,114,212

Net operating income reconciles to income from continuing operations as shown on the Statements of Consolidated Income and Comprehensive Income as follows (in thousands):

	2009	2008	2007

Total Segment Net Operating Income	$398,464	$408,637	$397,236
Depreciation and Amortization	(147,895)	(149,812)	(122,245)
Impairment Loss	(34,983)	(52,539)	-
General and Administrative	(25,930)	(25,761)	(26,979)
Interest Expense, net	(153,207)	(156,318)	(156,248)
Interest and Other Income, net	11,427	4,333	8,483
Gain on Redemption of Convertible Senior Unsecured Notes	25,311	12,961	-
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	5,548	12,196	19,853
Gain on Merchant Development Sales	18,688	8,342	16,385
(Provision) Benefit for Income Taxes	(6,338)	10,219	(4,073)
Income from Continuing Operations	$91,085	$72,258	$132,412

Note 21.              Noncontrolling Interests

The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Net income adjusted for noncontrolling interests	$171,102	$145,652	$230,101
Transfers from the noncontrolling interests:
Increase in equity for operating partnership units	14,251	1,094	13,865
Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$185,353	$146,746	$243,966

Note 22.              Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows (in thousands):

	First	Second		Third		Fourth

2009:
Revenues (3)	$144,382	$142,437		$143,098		$142,191
Net income (loss) attributable to common shareholders	33,146	39,238		(9,384)	(2)	72,626	(1)
Earnings per common share – basic	0.38	0.35		(0.08)	(2)	0.61	(1)
Earnings per common share – diluted	0.38	0.35		(0.08)	(2)	0.60	(1)

2008:
Revenues (3)	$146,512	$148,130		$152,444		$145,662
Net income (loss) attributable to common shareholders	26,718	64,921	(1)	26,936		(9,484)	(2)
Earnings per common share – basic	0.32	0.78	(1)	0.32		(0.11)	(2)
Earnings per common share – diluted	0.32	0.76	(1)	0.32		(0.11)	(2)

(1)	The quarter results include significant gains on the sale of properties.
(2)	The quarter results include significant impairment charges.
(3)	Revenues from the sale of operating properties have been reclassified and reported in discontinued operations for all periods presented.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2009.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WRI's management has responsibility for establishing and maintaining adequate internal control over financial reporting for WRI.  Management, with the participation of WRI's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WRI's internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on their evaluation of WRI's internal control over financial reporting, WRI's management along with the Chief Executive and Chief Financial Officers believe that WRI's internal control over financial reporting is effective as of December 31, 2009.

Deloitte & Touche LLP, WRI's independent registered public accounting firm that audited the consolidated financial statements and financial statement schedules included in this Form 10-K, has issued an attestation report on the effectiveness of WRI's internal control over financial reporting.

March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust Managers and Shareholders of
Weingarten Realty Investors
Houston, Texas

We have audited the internal control over financial reporting of Weingarten Realty Investors and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009, of the Company and our report dated March 1, 2010, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of two new accounting standards.

/s/Deloitte & Touche LLP

Houston, Texas
March 1, 2010

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Trust Managers, Executive Officers and Corporate Governance

Information with respect to our trust managers and executive officers is incorporated herein by reference to the "Proposal One - Election of Trust Managers - Nominees," "Executive Officers" and “Share Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2010.

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

Governance Guidelines

We have adopted Trust Managers Governance Guidelines, which are available on our website at www.weingarten.com.  Shareholders may request a free copy of the Trust Managers Governance Guidelines from the address and phone number set forth above under "Code of Conduct and Ethics."

ITEM 11.	Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the “Executive Compensation,” “Proposal One - Election of Trust Managers,” “Compensation Committee Report,” “Summary Compensation Table” and “Trust Manager Compensation Table” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2010.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The "Share Ownership of Certain Beneficial Owners and Management" section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2010 is incorporated herein by reference.

The following table summarizes the equity compensation plans under which our common shares of beneficial interest may be issued as of December 31, 2009:

	Number of shares to	Weighted average
	be issued upon exercise	exercise price of	Number of shares
	of outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance

Equity compensation plans approved by shareholders	4,436,143	$27.44	408,429

Equity compensation plans not approved by shareholders	―	―	―

Total	4,436,143	$27.44	408,429

ITEM 13.	Certain Relationships and Related Transactions, and Trust Manager Independence

The “Governance of Our Company,” “Compensation Committee Interlocks and Insider Participation" and “Certain Transactions” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2010 are incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services

The "Independent Registered Public Accounting Firm Fees" section within “Proposal Four – Ratification of Independent Registered Public Accounting Firm” of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 6, 2010 is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)		Financial Statements and Financial Statement Schedules:			Page

	(1)	(A)	Report of Independent Registered Public Accounting Firm		50
		(B)	Financial Statements
			(i)	Statements of Consolidated Income and Comprehensive Income for the year ended December 31, 2009, 2008 and 2007	51
			(ii)	Consolidated Balance Sheets as of December 31, 2009 and 2008	52
			(iii)	Statements of Consolidated Cash Flows for the year ended December 31, 2009, 2008 and 2007	53
			(iv)	Statements of Consolidated Equity for the year ended December 31, 2009, 2008 and 2007	54
			(v)	Notes to Consolidated Financial Statements	55

	(2)	Financial Statement Schedules:

		Report of Independent Registered Public Accounting Firm			100
		Schedules:

			II	Valuation and Qualifying Accounts	101
			III	Real Estate and Accumulated Depreciation	102
			IV	Mortgage Loans on Real Estate	112

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

(b)		Exhibits:

3.1	—	Restated Declaration of Trust (filed as Exhibit 3.1 to WRI's Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.2	—	Amendment of the Restated Declaration of Trust (filed as Exhibit 3.2 to WRI's Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.3	—	Second Amendment of the Restated Declaration of Trust (filed as Exhibit 3.3 to WRI's Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.4	—	Third Amendment of the Restated Declaration of Trust (filed as Exhibit 3.4 to WRI's Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.5	—
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

3.7	—	Amended and Restated Bylaws of WRI (filed as Exhibit 99.2 to WRI's Form 8-A dated February 23, 1998 and incorporated herein by reference).
3.8	—	Amendment of Bylaws-Direct Registration System, Section 7.2(a) dated May 3, 2007 (filed as Exhibit 3.8 to WRI’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).
3.9	—	Second Amended and Restated Bylaws of Weingarten Realty Investors (filed as Exhibit 3.1 to WRI’s Form 8-K on February 26, 2010 and incorporated herein by reference).

4.1	—
Form of Indenture between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor in interest to JPMorgan Chase Bank, National Association, formerly Texas Commerce Bank National Association) (filed as Exhibit 4(a) to WRI's Registration Statement on Form S-3 (No. 33-57659) dated February 10, 1995 and incorporated herein by reference).

4.2	—
Form of Indenture between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor in interest to JPMorgan Chase Bank, National Association, formerly Texas Commerce Bank National Association) (filed as Exhibit 4(b) to WRI's Registration Statement on Form S-3 (No. 33-57659) and incorporated herein by reference).

4.3	—	Form of Fixed Rate Senior Medium Term Note (filed as Exhibit 4.19 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.4	—	Form of Floating Rate Senior Medium Term Note (filed as Exhibit 4.20 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.5	—	Form of Fixed Rate Subordinated Medium Term Note (filed as Exhibit 4.21 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.6	—	Form of Floating Rate Subordinated Medium Term Note (filed as Exhibit 4.22 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.7	—	Statement of Designation of 6.75% Series D Cumulative Redeemable Preferred Shares (filed as Exhibit 3.1 to WRI’s Form 8-A dated April 17, 2003 and incorporated herein by reference).
4.8	—	Statement of Designation of 6.95% Series E Cumulative Redeemable Preferred Shares (filed as Exhibit 3.1 to WRI’s Form 8-A dated July 8, 2004 and incorporated herein by reference).
4.9	—	Statement of Designation of 6.50% Series F Cumulative Redeemable Preferred Shares (filed as Exhibit 3.1 to WRI’s Form 8-A dated January 29, 2007 and incorporated herein by reference).
4.10	—	6.75% Series D Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to WRI’s Form 8-A dated April 17, 2003 and incorporated herein by reference).
4.11	—	6.95% Series E Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to WRI’s Form 8-A dated July 8, 2004 and incorporated herein by reference).
4.12	—	6.50% Series F Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to WRI’s Form 8-A dated January 29, 2007 and incorporated herein by reference).
4.13	—
Form of Receipt for Depositary Shares, each representing 1/30 of a share of 6.75% Series D Cumulative Redeemable Preferred Shares, par value $.03 per share (filed as Exhibit 4.3 to WRI’s Form 8-A dated April 17, 2003 and incorporated herein by reference).

4.14	—
Form of Receipt for Depositary Shares, each representing 1/100 of a share of 6.95% Series E Cumulative Redeemable Preferred Shares, par value $.03 per share (filed as Exhibit 4.3 to WRI’s Form 8-A dated July 8, 2004 and incorporated herein by reference).

4.15	—
Form of Receipt for Depositary Shares, each representing 1/100 of a share of 6.50% Series F Cumulative Redeemable Preferred Shares, par value $.03 per share (filed as Exhibit 4.3 to WRI’s Form 8-A dated January 29, 2007 and incorporated herein by reference).

4.16	—	Form of 7% Notes due 2011 (filed as Exhibit 4.17 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
4.17	—	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to WRI’s Form 8-K on August 2, 2006 and incorporated herein by reference).
4.18	—	Form of 8.10% Note due 2019 (filed as Exhibit 4.1 to WRI’s Current Report on Form 8-K dated August 14, 2009 and incorporated herein by reference).
10.1†	—	The 1993 Incentive Share Plan of WRI (filed as Exhibit 4.1 to WRI’s Registration Statement on Form S-8 (No. 33-52473) and incorporated herein by reference).
10.2†	—	1999 WRI Employee Share Purchase Plan (filed as Exhibit 10.6 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).
10.3†	—	2001 Long Term Incentive Plan (filed as Exhibit 10.7 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.4	—
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
Amended and Restated Credit Agreement dated February 22, 2006 among Weingarten Realty Investors, the Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.32 on WRI’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

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

10.50†	—
Promissory Note with Reliance Trust Company, Trustee of the Trust under the Weingarten Realty Investors Deferred Compensation Plan, Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan dated March 12, 2009 (filed as Exhibit 10.57 on WRI’s Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).

10.51†*	—	First Amendment to the Weingarten Realty Retirement Plan, amended and restated, dated December 2, 2009.
10.52	—
Amended and Restated Credit Agreement dated February 11, 2010 among Weingarten Realty Investors, the Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 on WRI’s Form 8-K on February 16, 2010 and incorporated herein by reference).

10.53†*	—	First Amendment to the Master Nonqualified Plan Trust Agreement dated March 12, 2009.
10.54†*	—	Second Amendment to the Master Nonqualified Plan Trust Agreement dated August 4, 2009.
10.55†*	—	Non-Qualified Plan Trust Agreement for Recordkept Plans dated September 1, 2009.
12.1*	—	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Dividends.
14.1	—
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
Andrew M. Alexander
Chief Executive Officer

Date:  March 1, 2010

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each of Weingarten Realty Investors, a real estate investment trust organized under the Texas Business Organizations Code, and the undersigned trust managers and officers of Weingarten Realty Investors hereby constitute and appoint Andrew M. Alexander, Stanford Alexander, Stephen C. Richter and Joe D. Shafer or any one of them, its or his true and lawful attorney-in-fact and agent, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Report, and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorney-in-fact and agent full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Stanford Alexander	Chairman	March 1, 2010
	Stanford Alexander	and Trust Manager

By:	/s/ Andrew M. Alexander	Chief Executive Officer,	March 1, 2010
	Andrew M. Alexander	President and Trust Manager

By:	/s/ James W. Crownover	Trust Manager	March 1, 2010
James W. Crownover

By:	/s/ Robert J. Cruikshank	Trust Manager	March 1, 2010
Robert J. Cruikshank

By:	/s/ Melvin Dow	Trust Manager	March 1, 2010
Melvin Dow

By:	/s/ Stephen A. Lasher	Trust Manager	March 1, 2010
Stephen A. Lasher

By:	/s/ Stephen C. Richter	Executive Vice President and	March 1, 2010
	Stephen C. Richter	Chief Financial Officer

By:	/s/ Douglas W. Schnitzer	Trust Manager	March 1, 2010
Douglas W. Schnitzer

By:	/s/ Joe D. Shafer	Senior Vice President/Chief Accounting Officer	March 1, 2010
	Joe D. Shafer	(Principal Accounting Officer)

By:	/s/ C. Park Shaper	Trust Manager	March 1, 2010
C. Park Shaper

By:	/s/ Marc J. Shapiro	Trust Manager	March 1, 2010
Marc J. Shapiro

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust Managers and Shareholders of
Weingarten Realty Investors
Houston, Texas

We have audited the consolidated financial statements of Weingarten Realty Investors and subsidiaries (the "Company") as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and the Company's internal control over financial reporting as of December 31, 2009, and have issued our reports thereon dated March 1, 2010 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of two new accounting principles in 2009); such reports are included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedules of the Company listed in Item 15.  These consolidated financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/Deloitte & Touche LLP

Houston, Texas
March 1, 2010

Schedule II

WEINGARTEN REALTY INVESTORS
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2009, 2008, and 2007

(Amounts in thousands)

		Charged
	Balance at	to costs		Balance
	beginning	and	Deductions	at end of
Description	of period	expenses	(A)	period

2009
Allowance for Doubtful Accounts	$12,412	$8,553	$10,585	$10,380
Tax Valuation Allowance		$9,605		$9,605
2008
Allowance for Doubtful Accounts	$8,721	$11,441	$7,750	$12,412
2007
Allowance for Doubtful Accounts	$5,995	$5,929	$3,203	$8,721
_______________

Note A - Write-offs of accounts receivable previously reserved.

Schedule III

WEINGARTEN REALTY INVESTORS
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009

(Amounts in thousands)

	Initial Cost to Company			Gross Amounts at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (G)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances(A)		Date of Acquisition / Construction

Shopping Center:

10-Federal Shopping Center	$1,791	$7,470	$150	$1,791	$7,620	$9,411	$(5,157)	$4,254	$-	B	03/20/2008
580 Market Place	3,892	15,570	632	3,889	16,205	20,094	(3,643)	16,451	-		04/02/2001
Academy Place	1,537	6,168	1,160	1,532	7,333	8,865	(2,601)	6,264	-		10/22/1997
Alabama Shepherd Shopping Ctr	637	2,026	5,868	1,062	7,469	8,531	(2,960)	5,571	-		04/30/2004
Angelina Village	200	1,777	9,883	1,127	10,733	11,860	(5,366)	6,494	-		04/30/1991
Arcade Square	1,497	5,986	765	1,495	6,753	8,248	(1,582)	6,666	-		04/02/2001
Argyle Village Shopping Center	4,524	18,103	1,619	4,526	19,720	24,246	(4,215)	20,031	-		11/30/2001
Arrowhead Festival S/C	1,294	154	2,600	1,366	2,682	4,048	(998)	3,050	-		12/31/2000
Avent Ferry Shopping Center	1,952	7,814	1,059	1,952	8,873	10,825	(2,051)	8,774	(949)		04/04/2002
Ballwin Plaza	2,988	12,039	1,928	3,017	13,938	16,955	(3,796)	13,159	-		10/01/1999
Bartlett Towne Center	3,479	14,210	829	3,443	15,075	18,518	(3,683)	14,835	(6,127)		05/15/2001
Bashas Valley Plaza	1,414	5,818	3,065	1,422	8,875	10,297	(2,861)	7,436	-		12/31/1997
Bayshore Plaza	728	1,452	887	728	2,339	3,067	(1,935)	1,132	-		08/21/1981
Baywood Shopping Center	-	3	5	-	8	8	(8)	-	-		01/04/1990
Bell Plaza	1,322	7,151	103	1,322	7,254	8,576	(2,525)	6,051	-	B	03/20/2008
Bellaire Blvd Shopping Center	124	37	-	124	37	161	(37)	124	-	C	11/13/2008
Best in the West	13,191	77,159	3,337	13,194	80,493	93,687	(9,630)	84,057	(35,665)		04/28/2005
Boca Lyons Plaza	3,676	14,706	448	3,651	15,179	18,830	(3,224)	15,606	-		08/17/2001
Boswell Towne Center	1,488	-	1,775	615	2,648	3,263	(1,080)	2,183	-		12/31/2003
Boulevard Market Place	340	1,430	406	340	1,836	2,176	(980)	1,196	-		09/01/1990
Braeswood Square Shopping Ctr.	-	1,421	1,133	-	2,554	2,554	(2,117)	437	-		05/28/1969
Broadway & Ellsworth	152	-	1,132	356	928	1,284	(362)	922	-		12/31/2002
Broadway Marketplace	898	3,637	819	906	4,448	5,354	(1,964)	3,390	-		12/16/1993
Broadway Shopping Center	234	3,166	58	235	3,223	3,458	(2,264)	1,194	-	B	03/20/2008
Brookwood Marketplace	7,050	15,134	6,708	7,511	21,381	28,892	(1,563)	27,329	(19,508)		08/22/2006
Brookwood Square Shopping Ctr	4,008	19,753	962	4,008	20,715	24,723	(3,228)	21,495	-		12/16/2003
Brownsville Commons	1,333	5,536	5	1,333	5,541	6,874	(511)	6,363	-		05/22/2006
Buena Vista Marketplace	1,958	7,832	550	1,956	8,384	10,340	(2,007)	8,333	-		04/02/2001
Bull City Market	930	6,651	38	930	6,689	7,619	(762)	6,857	-		06/10/2005
Burbank Station	20,366	28,832	432	20,378	29,252	49,630	(1,807)	47,823	-		07/03/2007
Calder Shopping Center	134	278	367	134	645	779	(554)	225	-		03/31/1965
Camelback Village Square	-	8,720	525	-	9,245	9,245	(3,624)	5,621	-		09/30/1994
Camp Creek Mktpl II	6,169	32,036	871	4,697	34,379	39,076	(2,967)	36,109	(22,411)		08/22/2006
Capital Square	1,852	7,406	1,003	1,852	8,409	10,261	(1,806)	8,455	-		04/04/2002
Cedar Bayou Shopping Center	63	307	79	63	386	449	(354)	95	-		09/20/1977
Centerwood Plaza	915	3,659	1,440	914	5,100	6,014	(1,025)	4,989	-		04/02/2001
Central Plaza	1,710	6,900	2,340	1,710	9,240	10,950	(3,327)	7,623	(9,632)		03/03/1998
Centre at Post Oak	13,731	115	21,960	17,874	17,932	35,806	(10,109)	25,697	-		12/31/1996
Champions Village	7,205	36,579	(41)	7,205	36,538	43,743	(11,169)	32,574	-	C	11/13/2008
Charleston Commons SC	23,230	36,877	1,143	23,210	38,040	61,250	(2,962)	58,288	(31,059)		12/20/2006
Cherokee Plaza	22,219	9,718	-	22,219	9,718	31,937	(865)	31,072	-	C	11/13/2008
Chino Hills Marketplace	7,218	28,872	9,068	7,234	37,924	45,158	(8,234)	36,924	(22,934)		08/20/2002
College Park Shopping Center	2,201	8,845	4,662	2,641	13,067	15,708	(6,193)	9,515	(11,004)		11/16/1998
Colonial Plaza	10,806	43,234	8,405	10,813	51,632	62,445	(11,431)	51,014	-		02/21/2001

Schedule III
(Continued)

	Initial Cost to Company			Gross Amounts at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (G)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances(A)		Date of Acquisition / Construction

Commons at Dexter Lake I	$2,923	$12,007	$-	$2,923	$12,007	$14,930	$(2,711)	$12,219	$-	C	11/13/2008
Commons at Dexter Lake II	2,023	6,940	45	2,023	6,985	9,008	(736)	8,272	-	C	11/13/2008
Coronado Shopping Center	246	1,009	621	246	1,630	1,876	(1,028)	848	-		01/03/1992
Countryside Centre	13,908	26,387	570	13,943	26,922	40,865	(1,691)	39,174	(26,553)		07/06/2007
Countryside Centre-Albertson's	1,616	3,432	-	1,616	3,432	5,048	(214)	4,834	-		07/06/2007
Creekside Center	1,732	6,929	977	1,730	7,908	9,638	(1,781)	7,857	(8,189)		04/02/2001
Crossroads Shopping Center	-	2,083	1,428	-	3,511	3,511	(3,174)	337	-		05/11/1972
Cullen Place	-	-	264	-	264	264	(179)	85	-		02/17/1966
Cullen Plaza Shopping Center	106	2,841	153	106	2,994	3,100	(2,429)	671	-	B	03/20/2008
Custer Park Shopping Center	503	2,005	8,133	2,017	8,624	10,641	(3,495)	7,146	-		03/31/2000
Cypress Pointe	3,468	8,700	631	3,468	9,331	12,799	(4,845)	7,954	-		04/04/2002
Cypress Station Square	3,736	8,374	(249)	2,389	9,472	11,861	(8,264)	3,597	-		12/06/1972
Dallas Commons Shopping Center	1,582	4,969	38	1,582	5,007	6,589	(422)	6,167	-		09/14/2006
Danville Plaza Shopping Center	-	3,360	1,753	-	5,113	5,113	(4,761)	352	-		09/30/1960
Discovery Plaza	2,193	8,772	230	2,191	9,004	11,195	(2,021)	9,174	-		04/02/2001
Eastdale Shopping Center	1,423	5,809	1,630	1,417	7,445	8,862	(2,687)	6,175	-		12/31/1997
Eastern Horizon	10,282	16	(490)	1,569	8,239	9,808	(3,133)	6,675	-		12/31/2002
Eastpark Shopping Center	634	3,392	(3,968)	47	11	58	-	58	-		12/31/1970
Edgebrook Shopping Center	183	1,914	80	183	1,994	2,177	(1,613)	564	-	B	03/20/2008
El Camino Shopping Center	4,431	20,557	3,963	4,429	24,522	28,951	(2,858)	26,093	(11,618)		05/21/2004
Embassy Lakes Shopping Center	2,803	11,268	249	2,803	11,517	14,320	(2,086)	12,234	-		12/18/2002
Entrada de Oro Plaza SC	6,041	10,511	785	6,115	11,222	17,337	(810)	16,527	-		01/22/2007
Epic Village St. Augustine	2,263	1,171	4,387	3,265	4,556	7,821	(49)	7,772	-		09/30/2009
Falls Pointe Shopping Center	3,535	14,289	107	3,522	14,409	17,931	(2,702)	15,229	(10,778)		12/17/2002
Festival on Jefferson Court	5,041	13,983	1,760	5,022	15,762	20,784	(2,152)	18,632	-		12/22/2004
Fiesta Center	-	4,730	538	-	5,268	5,268	(3,121)	2,147	-		12/31/1990
Fiesta Market Place	137	429	-	137	429	566	(429)	137	-	B	03/20/2008
Fiesta Trails	8,825	32,790	2,167	8,825	34,957	43,782	(5,961)	37,821	(23,643)		09/30/2003
Flamingo Pines Shopping Center	10,403	35,014	(18,603)	5,335	21,479	26,814	(2,665)	24,149	-		01/28/2005
Food King Place	140	212	559	115	796	911	(424)	487	-		06/01/1967
Fountain Plaza	1,319	5,276	332	1,095	5,832	6,927	(2,510)	4,417	-		03/10/1994
Francisco Center	1,999	7,997	3,879	2,403	11,472	13,875	(5,321)	8,554	(9,996)		11/16/1998
Freedom Centre	2,929	15,302	4,717	6,944	16,004	22,948	(1,420)	21,528	(1,978)		06/23/2006
Galleria Shopping Center	10,795	10,339	8,179	10,804	18,509	29,313	(1,426)	27,887	(20,138)		12/11/2006
Galveston Place	2,713	5,522	6,162	3,279	11,118	14,397	(7,104)	7,293	(2,213)		11/30/1983
Gateway Plaza	4,812	19,249	1,494	4,808	20,747	25,555	(4,742)	20,813	-	F	04/02/2001
Gateway Station	1,622	3	8,362	1,921	8,066	9,987	(303)	9,684	-		09/30/2009
Gillham Circle	36	201	236	36	437	473	(325)	148	-		05/04/1948
Glenbrook Square Shopping Ctr	632	3,576	(15)	632	3,561	4,193	(1,560)	2,633	-	B	03/20/2008
Grayson Commons	3,180	9,023	72	3,163	9,112	12,275	(1,176)	11,099	(6,754)		11/09/2004
Greenhouse Marketplace	992	4,901	160	992	5,061	6,053	(816)	5,237	-		01/28/2004
Greenhouse Marketplace	3,615	17,870	898	3,668	18,715	22,383	(2,894)	19,489	(12,164)		01/28/2004
Griggs Road Shopping Center	257	2,303	55	257	2,358	2,615	(2,118)	497	-	B	03/20/2008
Hallmark Town Center	1,368	5,472	722	1,367	6,195	7,562	(1,510)	6,052	-		04/02/2001
Harrisburg Plaza	1,278	3,924	417	1,278	4,341	5,619	(3,680)	1,939	-	B	03/20/2008
Harrison Pointe Center	7,173	13,493	1,060	7,153	14,573	21,726	(2,450)	19,276	-		01/30/2004

Schedule III
(Continued)

	Initial Cost to Company			Gross Amounts at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (G)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances(A)		Date of Acquisition / Construction

Heights Plaza Shopping Center	$58	$699	$1,830	$612	$1,975	$2,587	$(1,092)	$1,495	$-		06/30/1995
Heritage Station	6,253	3,989	(290)	6,139	3,813	9,952	(567)	9,385	(6,000)		12/15/2006
High House Crossing	2,576	10,305	389	2,576	10,694	13,270	(2,135)	11,135	(8,546)		04/04/2002
Highland Square	-	-	1,887	-	1,887	1,887	(241)	1,646	-		10/06/1959
Hollywood Hills Plaza	966	3,865	(198)	1,400	3,233	4,633	(545)	4,088	-		04/29/2003
Hollywood Hills Plaza	6,997	27,990	3,508	5,937	32,558	38,495	(5,486)	33,009	(20,360)		04/29/2003
Humblewood Shopping Center	2,215	4,724	2,779	1,166	8,552	9,718	(7,733)	1,985	(13,463)		03/09/1977
I45/Telephone Rd.	678	11,182	452	678	11,634	12,312	(3,884)	8,428	-	B	03/20/2008
Independence Plaza	2,006	8,318	3,482	1,995	11,811	13,806	(3,379)	10,427	-		12/31/1997
Johnston Road Plaza	3,671	11,829	44	3,673	11,871	15,544	(1,365)	14,179	(9,750)		06/10/2005
Killeen Marketplace	2,262	9,048	464	2,275	9,499	11,774	(2,255)	9,519	-		12/21/2000
Kohl's Shopping Center	2,298	9,193	95	2,298	9,288	11,586	(2,269)	9,317	-	E	04/24/2000
Kroger/Fondren Square	1,383	2,810	718	1,387	3,524	4,911	(3,054)	1,857	-		09/30/1985
Lake Pointe Market	1,404	-	4,122	1,960	3,566	5,526	(1,725)	3,801	-		12/31/2004
Lake Washington Square	1,232	4,928	783	1,235	5,708	6,943	(1,083)	5,860	-		06/28/2002
Lakeside Marketplace	6,064	22,989	1,234	6,150	24,137	30,287	(2,158)	28,129	(18,515)		08/22/2006
Largo Mall	10,817	40,906	1,359	10,810	42,272	53,082	(6,307)	46,775	-		03/01/2004
Laveen Village Marketplace	1,190	-	4,627	1,006	4,811	5,817	(1,439)	4,378	-		08/15/2003
Lawndale Shopping Center	82	927	447	82	1,374	1,456	(909)	547	-	B	03/20/2008
League City Plaza	1,918	7,592	61	1,918	7,653	9,571	(3,324)	6,247	-	B	03/20/2008
Leesville Towne Centre	7,183	17,162	377	7,183	17,539	24,722	(2,654)	22,068	(9,890)		01/30/2004
Little Brier Creek	942	3,393	339	1,433	3,241	4,674	(336)	4,338	-		07/10/2006
Little York Plaza Shopping Ctr	342	5,170	523	342	5,693	6,035	(4,201)	1,834	-	B	03/20/2008
Lone Star Pavilion	2,186	10,341	58	2,221	10,364	12,585	(2,658)	9,927	(5,500)		04/30/2004
Lyons Avenue Shopping Center	249	1,183	34	249	1,217	1,466	(1,003)	463	-	B	03/20/2008
Madera Village Shopping Center	3,788	13,507	779	3,816	14,258	18,074	(1,021)	17,053	(9,658)		03/13/2007
Manhattan Plaza	4,645	-	18,026	4,009	18,662	22,671	(5,612)	17,059	-		12/31/2004
Market at Southside	953	3,813	843	958	4,651	5,609	(1,394)	4,215	-		08/28/2000
Market at Town Center-Sgrlnd	8,600	26,627	17,916	8,600	44,543	53,143	(13,576)	39,567	-		12/23/1996
Market at Westchase SC	1,199	5,821	2,454	1,415	8,059	9,474	(4,586)	4,888	-		02/15/1991
Market Street Shopping Center	424	1,271	1,320	424	2,591	3,015	(1,496)	1,519	-		04/26/1978
Marketplace at Seminole Towne	15,067	53,743	1,769	21,734	48,845	70,579	(4,103)	66,476	(44,155)		08/21/2006
Markham Square Shopping Center	1,236	3,075	2,049	1,139	5,221	6,360	(4,171)	2,189	-		06/18/1974
Markham West Shopping Center	2,694	10,777	3,779	2,696	14,554	17,250	(4,649)	12,601	-		09/18/1998
Marshall's Plaza	1,802	12,315	485	1,804	12,798	14,602	(1,544)	13,058	(6,442)		06/01/2005
Mendenhall Commons	2,655	9,165	47	2,655	9,212	11,867	(855)	11,012	-	C	11/13/2008
Menifee Town Center	1,827	7,307	4,356	1,824	11,666	13,490	(2,371)	11,119	-		04/02/2001
Millpond Center	3,155	9,706	1,452	3,161	11,152	14,313	(1,378)	12,935	-		07/28/2005
Mineral Springs Village	794	3,175	194	794	3,369	4,163	(739)	3,424	-		04/04/2002
Mission Center	1,237	4,949	5,962	2,120	10,028	12,148	(3,947)	8,201	-		12/18/1995
Mktplace at Seminole Outparcel	1,000	-	46	1,041	5	1,046	-	1,046	-		08/21/2006
Mohave Crossroads	5,033	63	39,487	7,928	36,655	44,583	(2,233)	42,350	-		12/31/2009
Monte Vista Village Center	1,485	58	4,895	755	5,683	6,438	(1,981)	4,457	-		12/31/2004
Montgomery Plaza Shopping Ctr.	2,500	9,961	9,226	2,884	18,803	21,687	(8,331)	13,356	-		06/09/1993
Moore Plaza	6,445	26,140	6,496	6,487	32,594	39,081	(11,095)	27,986	-		03/20/1998
North Creek Plaza	6,915	25,625	908	6,954	26,494	33,448	(3,708)	29,740	(3,179)		08/19/2004

Schedule III
(Continued)

	Initial Cost to Company			Gross Amounts at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (G)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances(A)		Date of Acquisition / Construction

North Main Place	$68	$53	$522	$68	$575	$643	$(299)	$344	$-		06/29/1976
North Oaks Shopping Center	3,644	22,040	2,407	3,644	24,447	28,091	(16,495)	11,596	-	B	03/20/2008
North Towne Plaza	960	3,928	6,015	879	10,024	10,903	(5,515)	5,388	(10,600)		02/15/1990
North Triangle Shops	-	431	261	15	677	692	(384)	308	-		01/15/1977
Northbrook Shopping Center	1,629	4,489	2,936	1,713	7,341	9,054	(6,289)	2,765	(9,623)		11/06/1967
Northwoods Shopping Center	1,768	7,071	163	1,772	7,230	9,002	(1,469)	7,533	-		04/04/2002
Oak Forest Shopping Center	760	2,726	3,877	748	6,615	7,363	(4,288)	3,075	-		12/30/1976
Oak Grove Market Center	5,758	10,508	(307)	5,861	10,098	15,959	(723)	15,236	(7,358)		06/15/2007
Oak Park Village	678	3,332	-	678	3,332	4,010	(1,421)	2,589	-	C	11/13/2008
Oracle Crossings	4,614	18,274	24,780	10,582	37,086	47,668	(2,215)	45,453	-		01/22/2007
Oracle Wetmore Shopping Center	24,686	26,878	(3,304)	13,813	34,447	48,260	(2,617)	45,643	-		01/22/2007
Orchard Green Shopping Center	777	1,477	1,834	786	3,302	4,088	(2,126)	1,962	-		10/11/1973
Orleans Station	165	-	(35)	93	37	130	(37)	93	-		06/29/1976
Overton Park Plaza	9,266	37,789	879	9,264	38,670	47,934	(6,131)	41,803	-	E	10/24/2003
Palmer Plaza	765	3,081	2,329	827	5,348	6,175	(3,197)	2,978	-		07/31/1980
Palmilla Center	1,258	-	12,683	3,280	10,661	13,941	(4,947)	8,994	-		12/31/2002
Paradise Marketplace	2,153	8,612	(2,186)	1,298	7,281	8,579	(2,924)	5,655	-		07/20/1995
Park Plaza Shopping Center	257	7,815	917	314	8,675	8,989	(7,873)	1,116	-		01/24/1975
Parkway Pointe	1,252	5,010	649	1,260	5,651	6,911	(1,394)	5,517	(1,430)		06/29/2001
Parliament Square II	2	10	1,175	3	1,184	1,187	(258)	929	-		06/24/2005
Parliament Square Shopping Ctr	443	1,959	1,048	443	3,007	3,450	(1,730)	1,720	-		03/18/1992
Pavilions at San Mateo	3,272	26,215	1,029	5,181	25,335	30,516	(5,969)	24,547	(14,000)		04/30/2004
Perimeter Village	29,701	42,337	(1,873)	34,404	35,761	70,165	(2,437)	67,728	(27,612)		07/03/2007
Phelan West Shopping Center	401	-	1,222	414	1,209	1,623	(561)	1,062	-		06/03/1998
Phillips Crossing	-	1	27,029	872	26,158	27,030	(1,524)	25,506	-		09/30/2009
Pinecrest Plaza Shopping Ctr	5,837	19,166	878	5,837	20,044	25,881	(2,542)	23,339	(10,736)		04/06/2005
Pitman Corners	2,686	10,745	1,599	2,693	12,337	15,030	(2,812)	12,218	-		04/08/2002
Plantation Centre	3,463	14,821	331	3,471	15,144	18,615	(2,052)	16,563	(3,908)		08/19/2004
Prien Lake Plaza	63	960	104	41	1,086	1,127	(77)	1,050	-		07/26/2007
Promenade Shopping Center	1,058	4,248	527	941	4,892	5,833	(1,179)	4,654	(3,770)		03/18/2004
Prospector's Plaza	3,746	14,985	828	3,716	15,843	19,559	(3,534)	16,025	-		04/02/2001
Publix at Laguna Isles	2,913	9,554	103	2,914	9,656	12,570	(1,536)	11,034	(7,651)		10/31/2003
Publix at Princeton Lakes	2,740	10,519	(1,459)	324	11,476	11,800	(983)	10,817	(7,794)		08/22/2006
Pueblo Anozira Shopping Center	2,750	11,000	3,738	2,768	14,720	17,488	(5,884)	11,604	(11,686)		06/16/1994
Rainbow Plaza	6,059	24,234	1,407	6,081	25,619	31,700	(8,193)	23,507	-		10/22/1997
Rainbow Plaza I	3,883	15,540	476	3,896	16,003	19,899	(3,789)	16,110	-		12/28/2000
Rancho Encanto	957	3,829	4,304	962	8,128	9,090	(1,968)	7,122	-		04/28/1997
Rancho San Marcos Village	3,533	14,138	3,780	3,887	17,564	21,451	(3,151)	18,300	-		02/26/2003
Rancho Towne & Country	1,161	4,647	320	1,166	4,962	6,128	(1,925)	4,203	-		10/16/1995
Randalls Center/Kings Crossing	3,570	8,147	67	3,570	8,214	11,784	(4,112)	7,672	-	C	11/13/2008
Randall's/Norchester Village	1,852	4,510	1,353	1,904	5,811	7,715	(3,959)	3,756	-		09/30/1991
Ravenstone Commons	2,616	7,986	(180)	2,580	7,842	10,422	(954)	9,468	(5,941)		03/22/2005
Red Mountain Gateway	2,166	89	9,213	2,737	8,731	11,468	(2,967)	8,501	-		12/31/2003
Regency Centre	3,791	15,390	839	2,180	17,840	20,020	(1,655)	18,365	(9,531)		07/28/2006
Regency Panera Tract	1,825	3,126	65	1,400	3,616	5,016	(309)	4,707	-		07/28/2006

Schedule III
(Continued)

	Initial Cost to Company			Gross Amounts at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (G)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances(A)		Date of Acquisition / Construction

Reynolds Crossing	$4,276	$9,186	$40	$4,276	$9,226	$13,502	$(791)	$12,711	$-		09/14/2006
Richmond Square	1,993	953	1,685	2,966	1,665	4,631	(970)	3,661	-		12/31/1996
River Oaks Shopping Center	1,354	1,946	371	1,363	2,308	3,671	(1,894)	1,777	-		12/04/1992
River Oaks Shopping Center	3,534	17,741	30,123	4,194	47,204	51,398	(14,651)	36,747	-		12/04/1992
Rockwall Market Center	5,344	22,700	273	5,341	22,976	28,317	(5,311)	23,006	(12,500)		04/30/2004
Rose-Rich Shopping Center	502	2,738	2,700	502	5,438	5,940	(4,753)	1,187	-		03/01/1982
Roswell Corners	5,835	20,465	873	5,835	21,338	27,173	(3,124)	24,049	(10,082)		06/24/2004
Roswell Corners	301	982	-	301	982	1,283	(140)	1,143	-		06/24/2004
San Marcos Plaza	1,360	5,439	184	1,358	5,625	6,983	(1,297)	5,686	-		04/02/2001
Sandy Plains Exchange	2,468	7,549	247	2,469	7,795	10,264	(1,294)	8,970	-	C	10/17/2003
Scottsdale Horizon	-	3,241	18	1	3,258	3,259	(239)	3,020	-		01/22/2007
Shasta Crossroads	2,844	11,377	273	2,842	11,652	14,494	(2,607)	11,887	-		04/02/2001
Shawnee Village S/C	1,470	5,881	2,248	1,333	8,266	9,599	(3,030)	6,569	-		04/19/1996
Sheldon Forest Shopping Center	374	635	324	354	979	1,333	(753)	580	-		05/14/1970
Sheldon Forest Shopping Center	629	1,955	801	629	2,756	3,385	(2,587)	798	-		05/14/1970
Shoppes at Bears Path	3,252	5,503	470	3,290	5,935	9,225	(441)	8,784	(3,318)		03/13/2007
Shoppes of Parkland	5,413	16,726	882	9,506	13,515	23,021	(1,330)	21,691	(15,473)		05/31/2006
Shoppes of South Semoran	4,283	9,785	(86)	5,508	8,474	13,982	(544)	13,438	(9,708)		08/31/2007
Shops at Kirby Drive	1,201	945	67	1,202	1,011	2,213	(40)	2,173	-		05/27/2008
Shops at Three Corners	6,215	9,303	5,507	6,224	14,801	21,025	(7,215)	13,810	-		12/31/1989
Silver Creek Plaza	3,231	12,924	2,716	3,228	15,643	18,871	(3,821)	15,050	-		04/02/2001
Six Forks Shopping Center	6,678	26,759	2,921	6,728	29,630	36,358	(6,225)	30,133	-		04/04/2002
South Semoran - Pad	1,056	-	21	1,077	-	1,077	-	1,077	-		09/06/2007
Southampton Center	4,337	17,349	971	4,333	18,324	22,657	(4,172)	18,485	-	F	04/02/2001
Southgate Shopping Center	127	116	84	127	200	327	(169)	158	-		10/15/1948
Southgate Shopping Center	571	3,402	4,547	531	7,989	8,520	(6,030)	2,490	-		03/26/1958
Southgate Shopping Center	232	8,389	269	232	8,658	8,890	(4,867)	4,023	-	B	03/20/2008
Spring Plaza Shopping Center	863	2,288	456	863	2,744	3,607	(2,100)	1,507	-	B	03/20/2008
Squaw Peak Plaza	816	3,266	1,142	818	4,406	5,224	(1,478)	3,746	-		12/20/1994
Steele Creek Crossing	310	11,774	3,245	3,281	12,048	15,329	(1,496)	13,833	(7,598)		06/10/2005
Stella Link Shopping Center	227	423	1,489	294	1,845	2,139	(1,518)	621	-		07/10/1970
Stella Link Shopping Center	2,602	1,418	(131)	2,602	1,287	3,889	(76)	3,813	-		08/21/2007
Stonehenge Market	4,740	19,001	1,130	4,740	20,131	24,871	(4,322)	20,549	(6,790)		04/04/2002
Stony Point Plaza	3,489	13,957	925	3,453	14,918	18,371	(3,331)	15,040	-		04/02/2001
Studewood Shopping Center	261	552	-	261	552	813	(552)	261	-		05/25/1984
Summer Center	2,379	8,343	3,760	2,396	12,086	14,482	(2,779)	11,703	-		05/15/2001
Summerhill Plaza	1,945	7,781	1,703	1,943	9,486	11,429	(2,411)	9,018	-		04/02/2001
Sunset 19 Shopping Center	5,519	22,076	511	5,547	22,559	28,106	(4,684)	23,422	-		10/29/2001
Sunset Shopping Center	1,121	4,484	900	1,120	5,385	6,505	(1,373)	5,132	-		04/02/2001
Tates Creek Centre	4,802	25,366	2,081	6,302	25,947	32,249	(3,951)	28,298	-		03/01/2004
Taylorsville Town Center	2,179	9,718	618	2,180	10,335	12,515	(1,746)	10,769	-		12/19/2003
Texas City Plaza	143	117	(117)	143	-	143	-	143	-		05/04/1948
The Shoppes at Parkwood Ranch	5,605	52	9,894	3,829	11,722	15,551	(643)	14,908	-		12/31/2009
The Village Arcade	-	6,657	564	-	7,221	7,221	(4,291)	2,930	-		12/31/1992
Thompson Bridge Commons	3,045	9,264	3,549	3,016	12,842	15,858	(1,356)	14,502	(6,323)		04/26/2005

Schedule III
(Continued)

	Initial Cost to Company			Gross Amounts at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (G)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances(A)		Date of Acquisition / Construction

Thousand Oaks Shopping Center	$2,973	$13,142	$11	$2,973	$13,153	$16,126	$(2,376)	$13,750	$-	B	03/20/2008
TJ Maxx Plaza	3,400	19,283	872	3,430	20,125	23,555	(3,041)	20,514	-		03/01/2004
Town & Country Shopping Center	-	3,891	4,459	-	8,350	8,350	(4,351)	3,999	-		01/31/1989
Town and Country - Hammond, LA	1,030	7,404	582	1,029	7,987	9,016	(4,166)	4,850	-		12/30/1997
Tropicana Beltway Center	13,947	42,186	79	13,949	42,263	56,212	(5,724)	50,488	(34,443)		11/20/2007
Tropicana Marketplace	2,118	8,477	(2,171)	1,266	7,158	8,424	(2,876)	5,548	-		07/24/1995
Tyler Shopping Center	5	21	3,662	300	3,388	3,688	(1,826)	1,862	-		12/31/2002
Uintah Gardens	2,209	13,051	2,169	2,205	15,224	17,429	(1,781)	15,648	-		12/22/2005
University Palms Shopping Ctr	2,765	10,181	21	2,765	10,202	12,967	(1,681)	11,286	-	C	11/13/2008
University Place	500	85	789	500	874	1,374	(78)	1,296	-		02/08/2008
Valley Shopping Center	4,293	13,736	526	8,170	10,385	18,555	(999)	17,556	-		04/07/2006
Valley View Shopping Center	1,006	3,980	2,414	1,006	6,394	7,400	(2,445)	4,955	-		11/20/1996
Venice Pines Shopping Center	1,432	5,730	(55)	1,077	6,030	7,107	(1,412)	5,695	-		06/06/2001
Village Arcade II Phase III	-	16	15,300	-	15,316	15,316	(7,228)	8,088	-		12/31/1996
Village Arcade-Phase II	-	787	134	-	921	921	(546)	375	-		12/31/1992
Vizcaya Square Shopping Center	3,044	12,226	236	3,044	12,462	15,506	(2,255)	13,251	-		12/18/2002
West Jordan Town Center	4,306	17,776	1,569	4,308	19,343	23,651	(2,940)	20,711	(14,105)		12/19/2003
Westchase Shopping Center	3,085	7,920	6,183	3,189	13,999	17,188	(10,910)	6,278	(12,301)		08/29/1978
Westgate Shopping Center	245	1,425	379	245	1,804	2,049	(1,611)	438	-		07/02/1965
Westhill Village Shopping Ctr.	408	3,002	4,415	437	7,388	7,825	(4,664)	3,161	-		05/01/1958
Westland Fair	6,715	10,506	418	4,357	13,282	17,639	(3,818)	13,821	-		12/29/2000
Westland Fair	20,847	-	(10,866)	7,863	2,118	9,981	(1,167)	8,814	-		12/29/2000
Westland Terrace Plaza	1,649	6,768	2,586	2,520	8,483	11,003	(1,106)	9,897	-		10/22/2003
Westminster Center	11,215	44,871	5,251	11,204	50,133	61,337	(11,330)	50,007	-	F	04/02/2001
Westminster Plaza	1,759	7,036	387	1,759	7,423	9,182	(1,422)	7,760	(6,309)		06/21/2002
Westwood Village Shopping Ctr.	-	6,968	1,823	-	8,791	8,791	(7,525)	1,266	(2,115)		08/25/1978
Whitehall Commons	2,529	6,901	73	2,522	6,981	9,503	(792)	8,711	(4,789)		10/06/2005
Winter Park Corners	2,159	8,636	374	2,159	9,010	11,169	(1,920)	9,249	-		09/06/2001
Wyoming Mall	1,919	7,678	2,452	598	11,451	12,049	(1,086)	10,963	-		03/31/1995
	809,209	2,424,445	542,942	812,209	2,964,387	3,776,596	(733,807)	3,042,789	(726,265)

Industrial:

1625 Diplomat Drive	506	3,107	122	508	3,227	3,735	(332)	3,403	-		12/22/2005
1801 Massaro	865	3,461	(76)	671	3,579	4,250	(605)	3,645	-		04/24/2003
3500 Atlanta Industrial Pkwy	770	795	28	770	823	1,593	(108)	1,485	-		10/14/2004
3550 Southside Industrial Pkwy	449	1,666	-	449	1,666	2,115	(242)	1,873	-		05/04/2004
610 and 11th Street Warehouses	253	3,593	(882)	76	2,888	2,964	(1,902)	1,062	-		09/13/1974
Atlanta Industrial Park	1,946	7,785	1,889	2,078	9,542	11,620	(1,834)	9,786	(450)		02/19/2003
Atlanta Industrial Park	657	2,626	200	479	3,004	3,483	(606)	2,877	-		02/19/2003
Beltway 8 at West Bellfort	674	-	8,748	784	8,638	9,422	(4,300)	5,122	-		12/31/2001
Blankenship Distribution Cntr.	271	1,097	642	273	1,737	2,010	(714)	1,296	-		08/07/1998
Braker 2 Business Center	394	1,574	417	394	1,991	2,385	(567)	1,818	-		09/28/2000
Brookhollow Business Center	734	2,938	2,108	736	5,044	5,780	(2,476)	3,304	-		07/27/1995
Central Plano Business Park	1,343	5,578	885	1,344	6,462	7,806	(809)	6,997	-		09/28/2005

Schedule III
(Continued)

	Initial Cost to Company			Gross Amounts at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (G)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances(A)		Date of Acquisition / Construction

Corporate Center Park	$1,027	$4,114	$2,652	$1,027	$6,766	$7,793	$(2,772)	$5,021	$-		05/23/1997
Crestview	7,424	555	(7,132)	206	641	847	(543)	304	-		11/10/1980
Crosspoint Warehouse	441	1,762	195	441	1,957	2,398	(544)	1,854	-		12/23/1998
Enterchange at Northlake A	4,051	7,804	99	1,624	10,330	11,954	(708)	11,246	-	D	04/20/2007
Enterchange at Walthall D	3,190	7,618	7,330	2,374	15,764	18,138	(1,229)	16,909	-	D	04/20/2007
Freeport Business Center	3,196	10,032	1,425	3,203	11,450	14,653	(1,290)	13,363	-	D	07/22/2005
Freeport Commerce Center	598	2,918	698	1,536	2,678	4,214	(350)	3,864	-		11/29/2006
Hopewell Industrial Center	926	8,074	129	2,740	6,389	9,129	(507)	8,622	(3,958)		11/03/2006
Houston Cold Storage Warehouse	1,087	4,347	1,912	1,072	6,274	7,346	(1,965)	5,381	-		06/12/1998
Interwest Business Park	1,449	5,795	1,509	1,461	7,292	8,753	(2,091)	6,662	-		12/22/2000
ISOM Business Center	2,661	6,699	596	2,662	7,294	9,956	(896)	9,060	-		10/24/2005
Jupiter Business Center	588	2,353	935	588	3,288	3,876	(1,244)	2,632	-		07/27/1999
Kempwood Industrial Park	734	3,044	55	129	3,704	3,833	(1,267)	2,566	-	D	08/27/1996
Kennesaw 75	3,012	7,659	451	3,007	8,115	11,122	(1,016)	10,106	-	D	02/23/2005
Lakeland Industrial Center	3,265	13,059	1,827	3,266	14,885	18,151	(3,950)	14,201	-	D	12/06/2001
Lakeland Interstate Bus. Park	1,526	9,077	(271)	547	9,785	10,332	(783)	9,549	(5,167)		01/11/2007
Manana / 35 Business Center	1,323	5,293	2,035	1,315	7,336	8,651	(2,622)	6,029	-		07/27/1999
McGraw Hill Distribution Ctr	3,155	18,906	2	3,157	18,906	22,063	(1,851)	20,212	-		02/14/2006
Midpoint I-20 Distrib. Center	1,254	7,070	4,438	2,820	9,942	12,762	(769)	11,993	-		10/13/2006
Midway Business Center	1,078	4,313	1,923	1,078	6,236	7,314	(2,438)	4,876	-		07/27/1999
Newkirk Business Center	686	2,745	908	686	3,653	4,339	(1,400)	2,939	-		07/27/1999
Northeast Crossing	392	1,568	1,028	350	2,638	2,988	(1,135)	1,853	-		07/27/1999
Oak Hill Business Park	1,294	5,279	1,103	1,299	6,377	7,676	(1,936)	5,740	-		10/18/2001
O'Connor Road Business Park	1,028	4,110	1,012	1,029	5,121	6,150	(1,394)	4,756	-		12/22/2000
Railwood	7,072	7,965	(1,421)	2,870	10,746	13,616	(4,256)	9,360	-	D	12/31/1975
Randol Mill Place	371	1,513	719	372	2,231	2,603	(974)	1,629	-		12/31/1998
Red Bird	406	1,622	232	406	1,854	2,260	(645)	1,615	-		09/29/1998
Regal Distribution Center	801	3,208	1,673	806	4,876	5,682	(1,571)	4,111	-		04/17/1998
Riverview Distribution Center	1,518	9,613	257	1,521	9,867	11,388	(644)	10,744	-	D	08/10/2007
Rutland 10 Business Center	738	2,951	530	739	3,480	4,219	(971)	3,248	-		09/28/2000
Sherman Plaza Business Park	705	2,829	2,070	710	4,894	5,604	(2,242)	3,362	-		04/01/1999
South Loop Business Park	168	575	100	168	675	843	(652)	191	-		12/04/1975
Southpark 3075	1,251	8,385	(40)	1,213	8,383	9,596	(485)	9,111	-		10/03/2007
Southpark A, B, C	1,079	4,375	743	1,080	5,117	6,197	(1,403)	4,794	-		09/28/2000
Southpoint	4,167	10,967	1,353	4,168	12,319	16,487	(1,193)	15,294	-		12/29/2005
Southpoint Business Center	597	2,392	1,065	600	3,454	4,054	(1,149)	2,905	-		05/20/1999
Southport Business Park 5	562	2,172	1,279	562	3,451	4,013	(1,112)	2,901	-	D	12/23/1998
Space Center Industrial Park	1,036	4,143	1,443	1,025	5,597	6,622	(1,861)	4,761	-		05/29/1998
Stonecrest Business Center	601	2,439	1,589	601	4,028	4,629	(1,750)	2,879	-		06/03/1997
Tampa East Ind. Portfolio	5,424	18,155	1,246	5,409	19,416	24,825	(2,116)	22,709	-		11/21/2005
Town and Country Commerce Ctr	4,188	9,628	(577)	4,311	8,928	13,239	(512)	12,727	-	D	06/29/2007
West Loop Commerce Center	2,203	1,672	(821)	536	2,518	3,054	(2,401)	653	-		12/14/1981
West-10 Business Center	-	3,125	1,685	-	4,810	4,810	(3,840)	970	-		08/28/1992
West-10 Business Center II	414	1,662	731	389	2,418	2,807	(1,246)	1,561	-		08/20/1997
Westgate Business Center	1,472	3,471	2,034	1,470	5,507	6,977	(1,453)	5,524	-		12/12/2003

Schedule III
(Continued)

	Initial Cost to Company			Gross Amounts at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (G)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances(A)	Date of Acquisition / Construction

Westlake 125	$1,174	$6,630	$219	$1,066	$6,957	$8,023	$(406)	$7,617	$-	10/03/2007
Wirt Road & I10	1,003	-	45	1,048	-	1,048	-	1,048	-	05/24/2007
	91,197	287,906	55,094	77,249	356,948	434,197	(82,077)	352,120	(9,575)

Other:

1919 North Loop West	1,334	8,451	10,577	1,337	19,025	20,362	(2,029)	18,333	-	12/05/2006
Citadel Building	3,236	6,168	7,191	534	16,061	16,595	(11,728)	4,867	-	12/30/1975
Phoenix Office Building	1,696	3,255	924	1,773	4,102	5,875	(375)	5,500	-	01/31/2007
	6,266	17,874	18,692	3,644	39,188	42,832	(14,132)	28,700	-

Land Held/Under Development:

Ambassador Parcel D	98	-	-	98	-	98	-	98	-	10/26/2007
Citadel Drive at Loop 610	3,747	-	(239)	3,508	-	3,508	-	3,508	-	12/30/1975
ClayPoint Distribution Park	2,413	3,117	10,619	1,554	14,595	16,149	(2,593)	13,556	-	06/23/1999
Colonial Landing	1,813	14,577	11,552	-	27,942	27,942	(3,389)	24,553	-	04/26/2006
Crabtree Towne Center	18,810	54	(8,783)	10,072	9	10,081	-	10,081	-	01/31/2007
Cullen Blvd. at East Orem	172	-	3	175	-	175	-	175	-	02/24/1975
Curry Ford Road	1,878	7	(36)	1,848	1	1,849	-	1,849	-	10/05/2007
Decatur 215	32,525	8,200	(21,508)	17,432	1,785	19,217	-	19,217	-	12/26/2007
Festival Plaza	751	6	141	897	1	898	-	898	-	12/08/2006
Gladden Farms	1,619	4	372	1,884	111	1,995	-	1,995	-	08/21/2007
Harrison Pointe Pad	1,057	-	-	1,057	-	1,057	-	1,057	-	05/01/2008
Horne Street Market	4,239	37	7,350	4,446	7,180	11,626	(254)	11,372	-	06/22/2007
Lockwood Drive	313	-	(319)	(6)	-	(6)	-	(6)	-	11/14/1949
Mainland Mall-Tracts 1 & 2	321	-	69	390	-	390	-	390	-	11/29/1967
North Towne Plaza JV	6,646	99	7,610	10,027	4,328	14,355	-	14,355	-	12/27/2006
NW Freeway at Gessner	5,052	-	(3,808)	1,264	(20)	1,244	-	1,244	-	11/16/1972
Palm Coast Landing Outparcels	1,302	149	(223)	811	417	1,228	-	1,228	-	04/30/2008
Phillips Landing	1,521	1,625	10,320	1,819	11,647	13,466	(1,016)	12,450	-	12/14/2005
Raintree Ranch Center	11,442	595	16,474	10,983	17,528	28,511	(2,292)	26,219	-	06/15/2006
Ridgeway Trace	26,629	544	3,860	15,930	15,103	31,033	-	31,033	-	11/09/2006
River Pointe Venture	2,874	-	(2,063)	811	-	811	-	811	-	08/04/2004
Rock Prarie Marketplace	2,364	-	10,911	13,268	7	13,275	-	13,275	-	05/15/2006
Shreveport	356	-	130	486	-	486	-	486	-	05/22/1973
South Fulton Crossing	14,373	154	(7,380)	6,226	921	7,147	-	7,147	-	01/10/2007
Southern Pines Place	8,046	73	(1,875)	6,227	17	6,244	-	6,244	-	02/09/2007
Stanford Court	693	-	21	714	-	714	-	714	-	04/20/1981
Stevens Ranch	36,939	46	873	37,853	5	37,858	-	37,858	-	05/16/2007
Surf City Crossing	3,220	52	3,698	6,754	216	6,970	-	6,970	-	12/06/2006
The Shoppes @ Wilderness Oaks	11,081	50	1,420	12,545	6	12,551	-	12,551	-	06/19/2008
The Shoppes at Caveness Farms	7,235	135	1,202	8,340	232	8,572	-	8,572	-	01/17/2006
Thompson Bridge Commons	604	-	(56)	525	23	548	-	548	-	07/28/2005
Tomball Marketplace	9,616	262	14,995	12,155	12,718	24,873	(115)	24,758	-	04/12/2006

Schedule III
(Continued)

	Initial Cost to Company			Gross Amounts at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (G)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances(A)	Date of Acquisition / Construction

Village Shopping Center	$64	$714	$(689)	$89	$-	$89	$-	$89	$-	12/31/2002
Waterford Village	5,830	-	9,641	6,207	9,264	15,471	(648)	14,823	-	06/11/2004
West 11th @ Loop 610	1,667	-	8	1,675	-	1,675	-	1,675	-	12/14/1981
Westover Square	4,435	20	(478)	3,977	-	3,977	-	3,977	-	08/01/2006
Westwood Center	10,497	36	5,995	6,878	9,650	16,528	(14)	16,514	-	01/26/2007
Wilcrest/Bissonnet-Alief Tr1-4	7,228	-	(6,309)	919	-	919	-	919	-	11/10/1980
York Plaza	162	-	(45)	117	-	117	-	117	-	08/28/1972
	249,632	30,556	63,453	209,955	133,686	343,641	(10,321)	333,320	-

Balance of Portfolio (not to exceed 5% of total)	55,256	189,383	(183,509)	8,248	52,882	61,130	(15,944)	45,186	-

Total of Portfolio	$1,211,560	$2,950,164	$496,672	$1,111,305	$3,547,091	$4,658,396	$(856,281)	$3,802,115	$(735,840)

Depreciation is computed using the straight-line method, generally over estimated useful lives of 18-40 years for buildings and 10-20 years for parking lot surfacing and equipment.  Tenant and leasehold improvements are depreciated over the remaining life of the lease or the useful life whichever is shorter.

Note A -
Encumbrances do not include $39.8 million outstanding under fixed-rate mortgage debt associated with five properties each held in a tenancy-in-common arrangement and $19.6 million of non-cash debt related items.

Note B -	Property is collateral for a $154.3 million fixed-rate mortgage.

Note C -	Property is collateral for $100.0 million fixed-rate mortgage.

Note D -	Property is collateral for $57.4 million fixed-rate mortgage.

Note E -	Property is collateral for $26.6 million fixed-rate mortgage.

Note F -	Property is collateral for $91.6 million fixed-rate mortgage.

Note G -	The book value of our net fixed asset exceeds the tax basis by approximately $119 million at December 31, 2009.

Schedule III
(Continued)

The changes in total cost of the properties for the year ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Balance at beginning of year	$4,915,472	$4,972,344	$4,445,888
Additions at cost	97,557	299,090	888,345
Retirements or sales	(316,910)	(303,423)	(361,889)
Impairment loss	(37,723)	(52,539)

Balance at end of year	$4,658,396	$4,915,472	$4,972,344

The changes in accumulated depreciation for the year ended December 31, 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Balance at beginning of year	$812,323	$774,321	$707,005
Additions at cost	123,062	118,160	114,956
Retirements or sales	(79,104)	(80,158)	(47,640)

Balance at end of year	$856,281	$812,323	$774,321

Schedule IV

WEINGARTEN REALTY INVESTORS
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2009

(Amounts in thousands)

						Carrying
			Final	Periodic	Face	Amount of
		Interest	Maturity	Payment	Amount of	Mortgages
	State	Rate	Date	Terms	Mortgages	(A)

SHOPPING CENTERS:
FIRST MORTGAGES:

363-410 Burma, LLC	TN	6.50%	06-01-11	$212 Annual P&I	$2,465	$2,465
WRI-SRP Cole Park Plaza, LLC	NC	5.66%	02-01-12	At Maturity	6,200	6,200

SHOPPING CENTERS:
CONSTRUCTION LOANS:

Palm Coast Center, LLC	FL	2.06%	04-13-10	At Maturity	27,302	27,302
WRI Alliance Riley Venture	CA	10.50%	11-20-10	At Maturity	26,134	26,134
WRI Alliance Riley Venture III	CA	2.85%	11-20-10	At Maturity	33,265	33,265
WRI Alliance Riley Venture III	CA	12.00%	11-20-10	At Maturity	1,809	1,809
Weingarten I-4 Clermont Landing, LLC	FL	2.75%	06-14-10	At Maturity	24,552	24,552
Weingarten Miller Buckingham, LLC	CO	2.75%	07-09-11	At Maturity	16,857	16,857
Weingarten Miller Equiwest Salt Lake, LLC	UT	2.75%	03-24-12	At Maturity	12,930	12,930
Weingarten Miller MDH Buckingham, LLC	CO	2.75%	07-09-11	At Maturity	44,321	44,321
Weingarten Sheridan, LLC	CO	2.75%	12-15-10	At Maturity	71,387	71,387

TOTAL MORTGAGE LOANS ON REAL ESTATE					$267,222	$267,222

Note A -	The aggregate cost at December 31, 2009 for federal income tax purposes is $267,222.

Changes in mortgage loans for the year ended December 31, 2009, 2008 and 2007 are summarized below.

	2009	2008	2007

Balance, Beginning of Year	$236,743	$79,898	$5,308
Additions to Existing Loans	54,007	201,803	155,855
Collections/Reductions of Principal	(23,528)	(44,958)	(81,265)

Balance, End of Year	$267,222	$236,743	$79,898