Form 10-Q
period 2010-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2010-05-07
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      YES ☐    NO ☒

As of April 30, 2010, there were 120,202,047 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

Exhibit Index	40

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Rentals, net	$134,142	$140,340
Other	3,017	4,042
Total	137,159	144,382

Expenses:
Depreciation and amortization	36,153	37,545
Operating	25,986	23,048
Ad valorem taxes, net	16,925	17,966
Impairment loss	236
General and administrative	6,591	6,000
Total	85,891	84,559

Operating Income	51,268	59,823
Interest Expense, net	(37,617)	(39,439)
Interest and Other Income, net	2,863	1,263
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	3,236	3,662
Gain on Land and Merchant Development Sales		14,122
Provision for Income Taxes	(476)	(4,964)
Income from Continuing Operations	19,274	34,467
Operating Income from Discontinued Operations		2,110
Gain on Sale of Property from Discontinued Operations		739
Income from Discontinued Operations		2,849
Gain on Sale of Property	848	6,494
Net Income	20,122	43,810
Less: Net Income Attributable to Noncontrolling Interests	(1,014)	(1,795)
Net Income Adjusted for Noncontrolling Interests	19,108	42,015
Dividends on Preferred Shares	(8,869)	(8,869)
Net Income Attributable to Common Shareholders	$10,239	$33,146

Earnings Per Common Share - Basic:
Income from continuing operations attributable to common shareholders	$0.09	$0.35
Income from discontinued operations		0.03
Net income attributable to common shareholders	$0.09	$0.38

Earnings Per Common Share - Diluted:
Income from continuing operations attributable to common shareholders	$0.08	$0.35
Income from discontinued operations		0.03
Net income attributable to common shareholders	$0.08	$0.38

Comprehensive Income:
Net Income	$20,122	$43,810
Amortization of loss on derivatives	709	619
Comprehensive Income	20,831	44,429
Comprehensive Income Attributable to Noncontrolling Interests	(1,014)	(1,795)
Comprehensive Income Adjusted for Noncontrolling Interests	$19,817	$42,634

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31,	December 31,
	2010	2009
ASSETS
Property	$4,616,465	$4,658,396
Accumulated Depreciation	(879,302)	(856,281)
Property, net *	3,737,163	3,802,115
Investment in Real Estate Joint Ventures and Partnerships, net	316,411	315,248
Total	4,053,574	4,117,363
Notes Receivable from Real Estate Joint Ventures and Partnerships	313,438	317,838
Unamortized Debt and Lease Costs, net	106,525	103,396
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $10,804 in 2010 and $10,380 in 2009) *	72,329	96,372
Cash and Cash Equivalents *	122,915	153,584
Restricted Deposits and Mortgage Escrows	9,621	12,778
Other, net	85,359	89,054
Total	$4,763,761	$4,890,385

LIABILITIES AND EQUITY
Debt, net *	$2,480,616	$2,531,847
Accounts Payable and Accrued Expenses	91,331	137,727
Other, net	106,901	114,155
Total	2,678,848	2,783,729

Commitments and Contingencies

Equity:
Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2010 and 2009; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2010 and 2009; liquidation preference $72,500	1	1
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 140 shares issued and outstanding in 2010 and 2009; liquidation preference $350,000	4	4
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 150,000; shares issued and outstanding: 120,172 in 2010 and 120,098 in 2009	3,617	3,615
Accumulated Additional Paid-In Capital	1,961,459	1,958,975
Net Income Less Than Accumulated Dividends	(58,341)	(37,350)
Accumulated Other Comprehensive Loss	(23,249)	(23,958)
Shareholders' Equity	1,883,494	1,901,290
Noncontrolling Interests	201,419	205,366
Total Equity	2,084,913	2,106,656
Total	$4,763,761	$4,890,385

* Consolidated Variable Interest Entities' Assets and Liabilities included in the above balances (See Notes 2 and 3):
Property, net	$236,054	$237,710
Accrued Rent and Accounts Receivable, net	5,252	9,515
Cash and Cash Equivalents	13,759	13,085
Debt, net	281,971	282,096

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash Flows from Operating Activities:
Net Income	$20,122	$43,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,153	38,912
Amortization of deferred financing costs and debt discount	992	3,687
Impairment loss	236
Equity in earnings of real estate joint ventures and partnerships, net	(3,236)	(3,662)
Gain on land and merchant development sales		(14,122)
Gain on sale of property	(848)	(7,233)
Distributions of income from unconsolidated real estate joint ventures and partnerships	564	1,245
Changes in accrued rent and accounts receivable, net	21,233	21,843
Changes in other assets, net	(1,317)	11,452
Changes in accounts payable and accrued expenses	(41,564)	(38,077)
Other, net	3,650	2,494
Net cash provided by operating activities	35,985	60,349

Cash Flows from Investing Activities:
Investment in property	(21,542)	(38,949)
Proceeds from sale and disposition of property, net	16,086	67,296
Change in restricted deposits and mortgage escrows	2,264	19,906
Notes receivable from real estate joint ventures and partnerships and other receivables:
Advances	(1,728)	(19,808)
Collections	8,218	4,103
Real estate joint ventures and partnerships:
Investments	(143)	(151)
Distributions of capital	4,433	3,056
Net cash provided by investing activities	7,588	35,453

Cash Flows from Financing Activities:
Proceeds from issuance of common shares of beneficial interest, net	1,061
Principal payments of debt	(25,958)	(4,653)
Changes in unsecured revolving credit facility		25,000
Common and preferred dividends paid	(39,443)	(54,101)
Debt issuance costs paid	(6,071)	(2,760)
Other, net	(3,831)	26
Net cash used in financing activities	(74,242)	(36,488)

Net (decrease) increase in cash and cash equivalents	(30,669)	59,314
Cash and cash equivalents at January 1	153,584	58,946
Cash and cash equivalents at March 31	$122,915	$118,260

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Accumulated Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

Balance, January 1, 2009	$8	$2,625	$1,514,940	$(37,245)	$(29,676)	$204,031	$1,654,683
Net income				42,015		1,795	43,810
Shares issued in exchange for noncontrolling interests		2	1,618			(1,620)
Shares issued under benefit plans		7	1,700				1,707
Dividends declared – common shares (1)				(45,888)			(45,888)
Dividends declared – preferred shares (2)				(8,213)			(8,213)
Sale of properties with noncontrolling interests						23,521	23,521
Distributions to noncontrolling interests						(4,525)	(4,525)
Other comprehensive income					619		619
Other, net			652	(656)		11	7
Balance, March 31, 2009	$8	$2,634	$1,518,910	$(49,987)	$(29,057)	$223,213	$1,665,721

Balance, January 1, 2010	$8	$3,615	$1,958,975	$(37,350)	$(23,958)	$205,366	$2,106,656
Net income				19,108		1,014	20,122
Shares issued in exchange for noncontrolling interests			116			(116)
Shares issued under benefit plans		2	1,712				1,714
Dividends declared – common shares (1)				(31,230)			(31,230)
Dividends declared – preferred shares (2)				(8,213)			(8,213)
Distributions to noncontrolling interests						(3,822)	(3,822)
Other comprehensive income					709		709
Other, net			656	(656)		(1,023)	(1,023)
Balance, March 31, 2010	$8	$3,617	$1,961,459	$(58,341)	$(23,249)	$201,419	$2,084,913

(1)	Common dividends per share were $.525 and $.26 for the three months ended March 31, 2009 and 2010, respectively.
(2)	Series D, E and F preferred dividends per share were $12.66, $43.44 ands $40.63, respectively, for both the three months ended March 31, 2009 and 2010.

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

We operate a portfolio of properties that include neighborhood and community shopping centers and industrial properties of approximately 70.1 million square feet.  We have a diversified tenant base with our largest tenant comprising only 2.9% of total rental revenues during 2010.

We currently operate, and intend to operate in the future, as a REIT.

Basis of Presentation
Our condensed consolidated financial statements include the accounts of our subsidiaries and certain partially owned real estate joint ventures or partnerships which meet the guidelines for consolidation.  All intercompany balances and transactions have been eliminated.

The condensed consolidated financial statements included in this report are unaudited; however, amounts presented in the condensed consolidated balance sheet as of December 31, 2009 are derived from our audited financial statements at that date.  In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted of normal recurring items.  Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and certain information included in our annual financial statements and notes has been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  Such statements require management to make estimates and assumptions that affect the reported amounts on our condensed consolidated financial statements.  Actual results could differ from these estimates.

Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted cash that is held for a specific use or in a qualified escrow account for the purposes of completing like-kind exchange transactions.  At March 31, 2010 and December 31, 2009, we had $1.0 million and $1.6 million of restricted cash, respectively, and $8.6 million and $11.1 million held in escrow related to our mortgages, respectively.

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

	Three Months Ended
	March 31,
	2010	2009

Numerator:
Net income attributable to common shareholders – basic and diluted	$10,239	$33,146

Denominator:
Weighted average shares outstanding – basic	119,779	86,979
Effect of dilutive securities:
Share options and awards	768	352
Weighted average shares outstanding – diluted	120,547	87,331

Options to purchase common shares of beneficial interest (“common shares”) of 3.1 million and 3.2 million for the three months ended March 31, 2010 and 2009, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price for the period.  For the three months ended March 31, 2010 and 2009, 1.7 million and 2.2 million, respectively, of operating partnership units were not included in the calculation of net income per common share – diluted because these units had an anti-dilutive effect.

Cash Flow Information
We issued common shares valued at $.1 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively, in exchange for interests in real estate joint ventures and partnerships, which had been formed to acquire properties.  We also accrued $5.3 million and $27.4 million as of March 31, 2010 and 2009, respectively, associated with the construction of property.  Cash payments for interest on debt, net of amounts capitalized, of $47.9 million and $58.8 million were made for the three months ended March 31, 2010 and 2009, respectively.  No income tax payments were made during the three months ended March 31, 2010 and 2009, respectively.

In connection with the sale of an 80% interest in two properties during 2010, we retained a 20% unconsolidated investment of $9.8 million.  In addition, this transaction resulted in the unconsolidated joint venture assuming debt totaling $28.1 million.

Accumulated Other Comprehensive Loss
As of March 31, 2010, the balance in accumulated other comprehensive loss relating to derivatives and our retirement liability was $13.6 million and $9.6 million, respectively.  As of December 31, 2009, the balance in accumulated other comprehensive loss relating to derivatives and our retirement liability was $14.4 million and $9.6 million, respectively.

Reclassifications
The reclassification of prior years’ activity of the unsecured revolving credit facility was reclassified from debt proceeds and principal payments of debt to changes in unsecured revolving credit facility in our Condensed Consolidated Statement of Cash Flows to conform to the current year presentation.  These reclassifications had no impact on previously reported cash flows from financing activities.

Note 2.       Newly Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-17 (“ASU 2009-17”), “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  ASU 2009-17 updated Accounting Standards Codification (“ASC") 810, “Consolidations” and was intended to improve an organization’s variable interest entity reporting.  It required a change in the analysis used to determine whether an entity has a controlling financial interest in a variable interest entity, including the identification of the primary beneficiary of a variable interest entity.  The holder of the variable interest is defined as the primary beneficiary if it has both the power to influence the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits.  ASU 2009-17 also requires additional disclosures about an entity’s variable interest entities.  The update was effective for us on January 1, 2010.  Implementation of ASU 2009-17 has resulted in additional disclosures included on the face of the Consolidated Balance Sheets and in Note 3.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which provides for new disclosures as well as, clarification of existing disclosures on fair value measurements including employers’ disclosures about postretirement benefit plan assets.  The update was effective for us beginning January 1, 2010, and its adoption did not materially impact our consolidated financial statements.

Note 3.       Variable Interest Entities

Management determines whether an entity is a variable interest entity (“VIE”) and, if so, determines which party is the primary beneficiary by analyzing if it has both the power to influence the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits.  Significant judgments and assumptions inherent in this analysis include the design of the entity structure, the nature of the entity’s operations, future cash flow projections, the entity’s financing and capital structure, and contractual relationships and terms.  We consolidate a VIE when we have determined that we are the primary beneficiary.

Risks associated with our involvement with our VIEs include primarily the potential of funding the VIE’s debt obligations or making additional contributions to fund the VIE’s operations.

Consolidated VIEs:
Two of our real estate joint ventures whose activities principally consist of owning and operating 30 neighborhood/community shopping centers, of which 22 are located in Texas, three in Georgia, two each in Tennessee and Florida and one in North Carolina, were determined to be VIEs.  These VIEs have financing agreements that are guaranteed solely by us for tax planning purposes.  We have determined that we are the primary beneficiary and have consolidated these joint ventures.  Our maximum exposure to loss associated with these joint ventures is primarily limited to our guaranties of the debt, which was approximately $208.9 million at March 31, 2010.

Assets held by our consolidated VIEs approximate $284.2 million and $291.6 million at March 31, 2010 and December 31, 2009, respectively.  Of these assets, $255.1 million and $260.3 million at March 31, 2010 and December 31, 2009, respectively, are secured by debt.

Restrictions on the use of these assets are significant because they are secured as collateral for their debt, and we would be required to obtain our partners’ approval in accordance with the joint venture agreements on any major transactions.  The impact of these transactions on our consolidated financial statements has been limited to changes in noncontrolling interest and reductions in debt from our partners’ contributions.  We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required including operating cash shortfalls and unplanned capital expenditures.  We have not provided any additional support as of March 31, 2010 and December 31, 2009.

Unconsolidated VIEs:
We also have unconsolidated real estate joint ventures which engage in operating or developing real estate that have been determined to be VIEs due to agreements entered into by the joint ventures of which we were not determined to be the primary beneficiary.

An unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan since the lender has the ability to make decisions that could have a significant impact on the success of the entity.  In addition, we have another unconsolidated real estate joint venture with an interest in an entity which is deemed to be a VIE since the unconsolidated joint venture provided a guaranty on debt obtained from its investment in a joint venture.  A summary of our unconsolidated VIEs is as follows (in thousands):

Period	Investment in Real Estate Joint Ventures and Partnerships, net (1)	Maximum Risk of Loss (2)
March 31, 2010	$11,197	$112,719
December 31, 2009	$7,088	$113,021
_______________
(1)	The carrying amount of the investments represents our contributions to the real estate joint ventures net of any distributions made and our portion of the equity in earnings of the joint ventures.
(2)	The maximum exposure to loss has been determined to be limited to the guaranty of the debt for each respective real estate joint venture.

We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls and unplanned capital expenditures, under which additional contributions may be required.

Note 4.       Derivatives and Hedging

Our policy is to manage interest cost using a mixture of fixed-rate and variable-rate debt.  To manage our interest rate risk, we occasionally hedge the future cash flows of our debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate contracts with major financial institutions.  Interest rate contracts that meet specific criteria are accounted for as either assets or liabilities as a fair value or cash flow hedge.  We have designated our current interest rate contracts as fair value hedges of fixed-rate borrowings.  Changes in the fair value of interest rate contracts designated as fair value hedges, as well as changes in the fair value of the related debt being hedged, are recorded in earnings each reporting period.

Cash Flow Hedges of Interest Rate Risk:
Our objective in using interest rate contracts is to add stability to interest expense and to manage our exposure to interest rate movements.  To accomplish this objective, we primarily use interest rate contracts as part of our interest rate risk management strategy.  Interest rate contracts designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

As of March 31, 2010 and December 31, 2009, the balance in accumulated other comprehensive loss relating to settled cash flow interest rate contracts was $13.6 million and $14.4 million, respectively, and will be reclassified to net interest expense as interest payments are made on our fixed-rate debt.  Amounts amortized to net interest expense were $.7 million and $.6 million during the three months ended March 31, 2010 and 2009, respectively.  Within the next 12 months, approximately $2.5 million of the balance in accumulated other comprehensive loss is expected to be amortized to net interest expense.

Fair Value Hedges of Interest Rate Risk:
We are exposed to changes in the fair value of certain of our fixed-rate obligations due to changes in benchmark interest rates, such as LIBOR.  We use interest rate contracts to manage our exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate.  Interest rate contracts designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for us making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

In December 2009, we entered into 11 interest rate contracts with a total notional amount of $302.6 million, which have various maturities through February 2014.  In February 2010, we settled $7 million of these interest rate contracts in conjunction with the repurchase of the related unsecured fixed-rate medium term notes, and a $.02 million gain was realized.

As of March 31, 2010 and December 31, 2009, we had 13 interest rate contracts with an aggregate notional amount of $345.6 million and $352.6 million, of which $345.0 million and $352.6 million, respectively, is designated as fair value hedges that convert fixed interest payments at rates ranging from 4.2% to 7.5% to variable interest payments ranging from .3% to 6.1% for both periods.  We have determined that our fair value hedges are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in interest rates.

During the first quarter of 2010, the initial hedging relationship was terminated on three of our interest rate contracts with a total notional amount of $97.6 million.  We simultaneously re-designated $90.0 million as fair value hedges.  The changes in the fair value of the undesignated portion of the interest rate contract will be recorded directly to earnings each period.

For the three months ended March 31, 2010 and 2009, we recognized a net reduction in interest expense of $1.5 million and $.4 million, respectively, related to our fair value hedges, which includes net settlements and any amortization adjustment of the basis in the hedged item.  Also, for the three months ended March 31, 2010, we recognized a gain of $.2 million associated with hedge ineffectiveness with no such activity present in the related period of 2009.

A summary of the changes in fair value of our interest rate contracts is as follows (in thousands):

Income Statement Classification	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Gain (Loss) Recognized in Income

Three Months Ended March 31, 2010:
Interest expense, net	$4,219	$(3,978)	$241

Three Months Ended March 31, 2009:
Interest expense, net	$(272)	$272

The interest rate contacts at March 31, 2010 and December 31, 2009 were reported at their fair values as follows (in thousands):

	Assets		Liabilities
Period	Balance Sheet Location	Amount	Balance Sheet Location	Amount
March 31, 2010	Other Assets, net	$3,143	Other Liabilities, net	$961
December 31, 2009	Other Assets, net	$2,601	Other Liabilities, net	$4,634

A summary of our derivatives is as follows (in thousands):

Derivatives Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Three Months Ended March 31, 2010:
Cash Flow Interest Rate Contracts	Interest expense, net	$(709)
Fair Value Interest Rate Contracts			Interest expense, net	$3,121	Interest expense, net	$241

Three Months Ended March 31, 2009:
Cash Flow Interest Rate Contracts	Interest expense, net	$(619)
Fair Value Interest Rate Contracts			Interest expense, net	$(540)

Subsequent to March 31, 2010, we entered into two interest rate contracts with a total notional amount of $71.3 million  which convert fixed interest payments at rates of 7.5% to variable interest payments with October 2017 maturities.  These contracts were designated as fair value hedges, and we have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates.

Note 5.       Debt

Our debt consists of the following (in thousands):

	March 31,	December 31,
	2010	2009

Debt payable to 2030 at 4.5% to 8.8%	$2,454,912	$2,506,069
Unsecured notes payable under revolving credit agreement
Obligations under capital leases	23,115	23,115
Industrial revenue bonds payable to 2015 at 0.4% to 2.4%	2,589	2,663

Total	$2,480,616	$2,531,847

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	March 31,	December 31,
	2010	2009

As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$2,097,880	$2,146,133
Variable-rate debt	382,736	385,714

Total	$2,480,616	$2,531,847

As to collateralization:
Unsecured debt	$1,289,604	$1,306,802
Secured debt	1,191,012	1,225,045

Total	$2,480,616	$2,531,847

Effective February 11, 2010, we entered into an amended and restated $500 million unsecured revolving credit facility.  The $500 million unsecured revolving credit facility expires in February 2013 and provides borrowing rates that float at a margin over LIBOR plus a facility fee.  The borrowing margin and facility fee are priced off a grid that is tied to our senior unsecured credit ratings, which are currently 275.0 and 50.0 basis points, respectively.  The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million.  Additionally, an accordion feature allows us to increase the new facility amount up to $700 million.

At March 31, 2010 and December 31, 2009, no amounts under our revolving credit facility were outstanding.  Letters of credit totaling $8.3 million and $7.2 million were outstanding under the revolving credit facility at March 31, 2010 and December 31, 2009, respectively.  The available balance under our revolving credit agreement was $491.7 million and $567.8 million at March 31, 2010 and December 31, 2009, respectively.  During 2010, we had no balances outstanding under our revolving credit facility.  During 2009, the maximum balance and weighted average balance outstanding under the facility was $423.0 million and $168.7 million, respectively, at a weighted average interest rate of 1.5%.

We had a $575 million unsecured revolving credit facility held by a syndicate of banks, which was amended and restated in February 2010 as discussed above.  Borrowing rates floated at a margin over LIBOR, plus a facility fee.  The borrowing margin and facility fee were priced off a grid that was tied to our senior unsecured credit ratings, which were 50.0 and 15.0 basis points.

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

In the second quarter of 2009, we repurchased and retired $82.3 million face value of our 3.95% convertible senior unsecured notes for $70.4 million, including accrued interest.  Also in 2009, we completed a cash tender offer for $422.6 million face value on a series of unsecured notes and our convertible senior unsecured notes.  We purchased at par $20.6 million of unsecured fixed-rate medium term notes, with a weighted average interest rate of 7.54% and a weighted average maturity of 1.6 years, and $82.3 million of 7% senior unsecured notes due in 2011.  In addition, we purchased $319.7 million face value of our 3.95% convertible senior unsecured notes for $311.1 million, including accrued interest and expenses.  The repurchases of our 3.95% convertible senior unsecured notes resulted in gains of $25.3 million in 2009.

In October 2009, we entered into a $26.6 million secured loan from a major bank.  The loan is for a four year term with a one year extension option at a floating interest rate of 375 basis points over LIBOR with a 1.50% LIBOR floor.  This loan is collateralized by two properties.

At both March 31, 2010 and December 31, 2009, we have $135.2 million face value of 3.95% convertible senior unsecured notes outstanding due 2026.  These bonds are recorded at a discount of $3.1 million and $3.4 million as of March 31, 2010 and December 31, 2009, respectively, resulting in an effective interest rate for both periods of 5.75%, which will be amortized through 2011.  Interest is payable semi-annually in arrears on February 1 and August 1 of each year.  The debentures are convertible under certain circumstances for our common shares at an initial conversion rate of 20.3770 common shares per $1,000 of principal amount of debentures (an initial conversion price of $49.075).  In addition, the conversion rate may be adjusted if certain change in control transactions or other specified events occur on or prior to August 4, 2011.  Upon the conversion of debentures, we will deliver cash for the principal return, as defined, and cash or common shares, at our option, for the excess of the conversion value, as defined, over the principal return.  The debentures are redeemable for cash at our option beginning in 2011 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require us to repurchase their debentures for cash equal to the principal of the debentures plus accrued and unpaid interest in 2011, 2016 and 2021 and in the event of a change in control.  Net interest expense associated with this debt for the three months ended March 31, 2010 and 2009, totaled $2.0 million and $7.9 million, respectively, which includes the amortization of the discount totaling $.6 million and $2.1 million for the three months ended March 31, 2010 and 2009, respectively.  The carrying value of the equity component as of March 31, 2010 and December 31, 2009 was $23.4 million for both periods.

Various leases and properties, and current and future rentals from those lease and properties, collateralize certain debt.  At both March 31, 2010 and December 31, 2009, the carrying value of such property aggregated $2.0 billion.

Scheduled principal payments on our debt (excluding $21.0 million of certain capital leases, $2.1 million fair value of interest rate contracts, ($5.4) million discount on bonds, and $17.7 million of non-cash debt-related items) are due during the following years (in thousands):

2010 remaining	$95,163
2011	219,411
2012	309,769
2013	441,648
2014	389,647
2015	248,402
2016	209,219
2017	118,973
2018	55,040
2019	53,962
Thereafter	303,969
Total	$2,445,203

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels.  We believe we were in compliance with all restrictive covenants as of March 31, 2010.

Note 6.       Preferred Shares

We issued $150 million and $200 million of depositary shares on June 6, 2008 and January 30, 2007, respectively.  Each depositary share represents one-hundredth of a Series F Cumulative Redeemable Preferred Share.  The depositary shares are redeemable, in whole or in part, on or after January 30, 2012 at our option, at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon.  The depositary shares are not convertible or exchangeable for any of our other property or securities.  The Series F Preferred Shares pay a 6.5% annual dividend and have a liquidation value of $2,500 per share.  The Series F Preferred Shares issued in June 2008 were issued at a discount, resulting in an effective rate of 8.25%.

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

In April 2003, we issued $75 million of depositary shares with each share representing one-thirtieth of a Series D Cumulative Redeemable Preferred Share.  The depositary shares are currently redeemable at our option, in whole or in part, for cash at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon.  The depositary shares are not convertible or exchangeable for any of our property or securities.  The Series D preferred shares pay a 6.75% annual dividend and have a liquidation value of $750 per share.

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

In April 2009, our Board of Trust Managers authorized a reduction of our quarterly dividend rate per share of $.525 to $.25 commencing with the second quarter 2009 distribution.  In February 2010, our Board of Trust Managers approved an increase to our quarterly dividend rate to $.26 per share.

Subsequent to March 31, 2010, our shareholders approved an amendment to increase the number of authorized common shares of beneficial interest, $0.03 par value per share, from 150.0 million to 275.0 million.

Note 8.       Property

Our property consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009

Land	$892,197	$896,010
Land held for development	182,055	182,586
Land under development	28,001	32,709
Buildings and improvements	3,436,355	3,437,578
Construction in-progress	77,857	109,513

Total	$4,616,465	$4,658,396

The following carrying charges were capitalized (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Interest	$1,123	$3,197
Ad valorem taxes	155	474

Total	$1,278	$3,671

During the three months ended March 31, 2010, we invested $7.0 million in new development projects and sold a land parcel and a retail building.  Gross sales proceeds from these dispositions totaled $1.9 million.  Also, we contributed the final two properties to an unconsolidated joint venture for $47.3 million, which included loan assumptions of $28.1 million.

Note 9.       Discontinued Operations

There were no dispositions of retail or industrial properties in the first quarter of 2010.  During 2009, we sold 12 shopping centers and five industrial properties, of which 11 were located in Texas and two each in Arizona, New Mexico and North Carolina.  The operating results of these properties, as well as any gains on the respective disposition, have been reclassified and reported as discontinued operations in the Condensed Consolidated Statements of Income and Comprehensive Income.  Revenues recorded in operating income from discontinued operations for the three months ended March 31, 2009 totaled $5.4 million.

In 2009, one sold property had outstanding debt of $9.1 million, which was assumed by the purchaser.

We do not allocate other consolidated interest to discontinued operations because the interest savings to be realized from the proceeds of the sale of these operations was not material.

Note 10.     Notes Receivable from Real Estate Joint Ventures and Partnerships

We have ownership interests in a number of real estate joint ventures and partnerships.  Notes receivable from these entities bear interest ranging from approximately 2.0% to 12.0%.  These notes are due at various dates through 2012 and are generally secured by real estate assets.  We believe these notes are fully collectible, and no allowance has been recorded.  Interest income recognized on these notes was $1.4 million and $.9 million for three months ended March 31, 2010 and 2009, respectively.

Note 11.     Related Parties

Through our management activities and transactions with our real estate joint venture and partnerships, we had accounts receivable of $2.0 million and $4.3 million outstanding as of March 31, 2010 and December 31, 2009, respectively.  We also had accounts payable and accrued expenses of $9.8 million and $10.5 million outstanding as of March 31, 2010 and December 31, 2009, respectively.  For the three months ended March 31, 2010 and 2009, we recorded joint venture fee income of $1.5 million and $1.6 million, respectively.

In October 2009, we entered into an agreement to contribute six retail properties, located in Florida and Georgia, valued at approximately $160.8 million to an unconsolidated joint venture in which we will retain a 20% ownership interest.  We closed on four properties with a total value of $114.3 million and received net proceeds of approximately $85.9 million.

As of March 31, 2010, we contributed the final two properties to an unconsolidated joint venture for $47.3 million, which included loan assumptions of $28.1 million and the receipt of net proceeds totaling $14.0 million.

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

	March 31,	December 31,
	2010	2009

Combined Condensed Balance Sheets

Property	$2,139,231	$2,082,316
Accumulated depreciation	(211,969)	(191,478)
Property, net	1,927,262	1,890,838

Other assets, net	234,187	240,387

Total	$2,161,449	$2,131,225

Debt, net (primarily mortgages payable)	$532,399	$505,462
Amounts payable to Weingarten Realty Investors	328,579	335,622
Other liabilities, net	92,005	88,913
Total	952,983	929,997

Accumulated equity	1,208,466	1,201,228

Total	$2,161,449	$2,131,225

	Three Months Ended
	March 31,
	2010	2009

Combined Condensed Statements of Income

Revenues, net	$47,527	$42,902

Expenses:
Depreciation and amortization	15,345	13,076
Interest, net	9,399	7,019
Operating	8,230	7,099
Ad valorem taxes, net	6,029	5,563
General and administrative	956	1,294

Total	39,959	34,051

(Loss) gain on sale of property	(3)	11
Net income	$7,565	$8,862

Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differentials, which primarily arose upon the transfer of assets to the joint ventures.  The basis differentials, which totaled $12.5 million and $11.8 million at March 31, 2010 and December 31, 2009, respectively, are generally amortized over the useful lives of the related assets.

Fees earned by us for the management of these real estate joint ventures and partnerships totaled, in millions, $1.5 and $1.6 for the three months ended March 31, 2010 and 2009, respectively.

In October 2009, we entered into an agreement to contribute six retail properties, located in Florida and Georgia, valued at approximately $160.8 million to an unconsolidated joint venture in which we will retain a 20% ownership interest.  In 2009, we closed on four properties with a total value of $114.3 million, and in December 2009, this joint venture entered into a $68.7 million secured loan.

During the first quarter of 2010, we contributed the final two properties to an unconsolidated joint venture for $47.3 million, which included loan assumptions of $28.1 million.  Also, a retail building located in California was sold by an unconsolidated joint venture with gross sales proceeds totaling $2.1 million.

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

Our taxable REIT subsidiary is subject to federal, state and local income taxes.  We have recorded a federal income tax provision of $.1 and $4.5 million during the three months ended March 31, 2010 and 2009, respectively.  Also, we did not have a current tax obligation as of March 31, 2010 or December 31, 2009 in association with this tax.

Our deferred tax assets and liabilities, including a valuation allowance, consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009

Deferred tax assets:
Impairment loss	$13,945	$13,945
Allowance on other assets	1,451	1,428
Interest expense	4,389	3,643
Other	2,096	1,956
Total deferred tax assets	21,881	20,972
Valuation allowance	(10,514)	(9,605)
Total deferred tax assets, net of allowance	$11,367	$11,367

Deferred tax liabilities:
Straight-line rentals	$1,127	$506
Book-tax basis differential	5,786	6,346
Total deferred tax liabilities	$6,913	$6,852

At both March 31, 2010 and December 31, 2009, we have recorded a net deferred tax asset of $11.4 million; including the benefit of $13.9 million of impairment losses, which will not be recognized until the related properties are sold.  Realization is dependent on generating sufficient taxable income in the year the property is sold.  Management believes it is more likely than not that a portion of these deferred tax assets, which primarily consists of impairment losses, will not be realized and established a valuation allowance totaling $10.5 million and $9.6 million as of March 31, 2010 and December 31, 2009, respectively.  However, the amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income are reduced.

In addition, we are subject to the State of Texas business tax (“Texas Franchise Tax”), which is determined by applying a tax rate to a base that considers both revenues and expenses.  Therefore, the Texas Franchise Tax is considered an income tax and is accounted accordingly.

We recorded a provision for the Texas Franchise Tax of $.4 million and $.5 million during the three months ended March 31, 2010 and 2009, respectively.  The deferred tax assets and liabilities associated with this tax each totaled $.1 million as of both March 31, 2010 and December 31, 2009.  Also, at March 31, 2010 and December 31, 2009, a current tax obligation of $2.5 million and $2.1 million, respectively, has been recorded in association with this tax.

Note 14.    Commitments and Contingencies

We participate in six real estate ventures structured as DownREIT partnerships that have properties in Arkansas, California, Georgia, North Carolina, Texas and Utah.  As a general partner, we have operating and financial control over these ventures and consolidate their operations in our consolidated financial statements.  These ventures allow the outside limited partners to put their interest to the partnership for our common shares or an equivalent amount in cash.  We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion.  We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us.  We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion.  During the three months ended March 31, 2010 and 2009, we issued common shares valued at $.1 million and $1.6 million, respectively, in exchange for certain of these limited partnership interests or operating partnership units.  The aggregate redemption value of the operating partnership units was approximately $36 million and $33 million as of March 31, 2010 and December 31, 2009, respectively.

In January 2007, we acquired two retail properties in Arizona.  This purchase transaction includes an earnout provision of approximately $29 million that is contingent upon the subsequent development of space by the property seller.  This contingency agreement expires in July 2010.  We have an estimated obligation of $4.7 million recorded as of both March 31, 2010 and December 31, 2009.  Since inception of this obligation, $12.5 million has been paid.  Amounts paid or accrued under such earnouts are treated as additional purchase price and capitalized to the related property.

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

Related to our investment in a redevelopment project in Sheridan, Colorado that is held in an unconsolidated real estate joint venture, we, our joint venture partner and the joint venture have each provided a guaranty for the payment of any debt service shortfalls on bonds issued in connection with the project.  The Sheridan Redevelopment Agency (“Agency”) issued $97 million of Series bonds used for an urban renewal project.  The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales, and, to the extent necessary, any amounts we may have to provide under a guaranty.  The incremental taxes and PIF are to remain intact until the earlier of the bond liability has been paid in full or 2030 (unless such date is otherwise extended by the Agency).  At inception on February 27, 2007, we evaluated and determined that the fair value of the guaranty was nominal to us as the guarantor.  However, a liability was recorded by the joint venture equal to net amounts funded under the bonds.

In July 2009, we settled a lawsuit in connection with the above project.  Among the obligations performed or to be performed by us under the terms of the settlement agreement was to cause the joint venture to purchase a portion of the bonds in the amount of $51.3 million at par plus accrued and unpaid interest to the date of such purchase, and to the extent that the outstanding letter of credit supporting additional bonds totaling $45.7 million with a current term of 20 months is not replaced by an alternate letter of credit issued by another qualified provider on or before July 21, 2010, we will be obligated to provide up to 103% of the outstanding stated amount of the letter of credit as additional collateral in the form of either cash or a back-to-back letter of credit.  As part of the settlement agreement, among other things, we loaned $52.0 million including accrued interest and fees to the joint venture which then purchased the bonds.  Also in connection with the Sheridan, Colorado joint venture and the issuance of the related Series A bonds, we, our joint venture partner and the joint venture have also provided a performance guaranty on behalf of the Sheridan Redevelopment Agency for the satisfaction of all obligations arising from two interest rate contracts for the combined notional amount of $97 million that matures in December 2029.  We evaluated and determined that the fair value of the guaranty both at inception and March 31, 2010 was nominal.

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

Note 15.     Identified Intangible Assets and Liabilities

Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	March 31,	December 31,
	2010	2009

Identified Intangible Assets:
Above-Market Leases (included in Other Assets, net)	$14,262	$17,278
Above-Market Leases – Accumulated Amortization	(9,513)	(11,471)
Below-Market Assumed Mortgages (included in Debt, net)	2,072	2,072
Below-Market Assumed Mortgages – Accumulated Amortization	(874)	(805)
Valuation of In Place Leases (included in Unamortized Debt and Lease Cost, net)	55,411	57,610
Valuation of In Place Leases – Accumulated Amortization	(32,297)	(32,361)

	$29,061	$32,323

Identified Intangible Liabilities:
Below-Market Leases (included in Other Liabilities, net)	$34,811	$36,951
Below-Market Leases – Accumulated Amortization	(21,195)	(21,794)
Above-Market Assumed Mortgages (included in Debt, net)	47,764	52,171
Above-Market Assumed Mortgages – Accumulated Amortization	(28,842)	(31,329)

	$32,538	$35,999

These identified intangible assets and liabilities are amortized over the applicable lease terms or the remaining lives of the assumed mortgages, as applicable.

The net amortization of above-market and below-market leases increased rental revenues by $.3 million and $.8 million for the three months ended March 31, 2010 and 2009, respectively.  The estimated net amortization of these intangible assets and liabilities will increase rental revenues for each of the next five years as follows (in thousands):

2010 remaining	$1,462
2011	1,551
2012	1,038
2013	886
2014	780

The amortization of the in place lease intangible assets recorded in depreciation and amortization, was $1.5 million and $2.4 million for the three months ended March 31, 2010 and 2009, respectively.  The estimated amortization of this intangible asset will increase depreciation and amortization for each of the next five years as follows (in thousands):

2010 remaining	$4,003
2011	4,122
2012	3,343
2013	2,584
2014	2,103

The amortization of above-market and below-market assumed mortgages decreased net interest expense by $.9 million and $1.1 million for the three months ended March 31, 2010 and 2009, respectively.  The estimated amortization of these intangible assets and liabilities will decrease net interest expense for each of the next five years as follows (in thousands):

2010 remaining	$2,218
2011	1,907
2012	1,242
2013	798
2014	826

Note 16.     Fair Value Measurements

Recurring Fair Value Measurements:
Investments held in grantor trusts
These assets are valued based on publicly quoted market prices for identical assets.

Derivative instruments
We use interest rate contracts with major financial institutions to manage our interest rate risk.  The valuation of these instruments is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair values of our interest rate contracts have been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the GAAP fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by ourselves and our counter-parties.  However, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that the derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2010
Assets:
Derivative instruments:
Interest Rate Contracts		$3,143		$3,143
Investments in grantor trusts	$13,784			13,784
Total	$13,784	$3,143		$16,927

Liabilities:
Derivative instruments:
Interest Rate Contracts		$961		$961
Deferred compensation plan obligations	$13,784			13,784
Total	$13,784	$961		$14,745

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2009
Assets:
Derivative instruments:
Interest Rate Contracts		$2,601		$2,601
Investments in grantor trusts	$13,894			13,894
Total	$13,894	$2,601		$16,495

Liabilities:
Derivative instruments:
Interest Rate Contracts		$4,634		$4,634
Deferred compensation plan obligations	$13,894			13,894
Total	$13,894	$4,634		$18,528

Fair Value Disclosures:
Unless otherwise described below, all other financial instruments are carried at amounts which approximate their fair values.

Debt
We estimated the fair value of our debt based on quoted market prices for publicly-traded debt and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  Fixed-rate debt with a carrying value of $2.1 billion at both March 31, 2010 and December 31, 2009 has a fair value each of approximately $2.0 billion.  Variable-rate debt with carrying values of $382.7 million and $385.7 million as of March 31, 2010 and December 31, 2009, respectively, has fair values of approximately $393.1 million and $373.4 million, respectively.

Note 17.     Share Options and Awards

We had an Employee Share Option Plan that granted options to purchase 100 common shares to every employee, excluding officers, upon completion of each five-year interval of service.  This plan was terminated effective January 1, 2008, and .01 million awards remain outstanding as of March 31, 2010.  Options granted under this plan were exercisable immediately.

We also had an Incentive Share Option Plan that provided for the issuance of up to 3.9 million common shares, either in the form of restricted shares or share options.  This plan expired in 2002, and .8 million awards remain outstanding as of March 31, 2010.  The share options granted to non-officers vest over a three-year period beginning after the grant date, and for officers vest over a seven-year period beginning two years after the grant date.

We have a Long-Term Incentive Plan for the issuance of options and share awards.  In 2006, the maximum number of common shares issuable under this plan was increased to 4.8 million common shares, of which .4 million is available for the future grant of options or awards at March 31, 2010.  This plan expires in 2011.  The share options granted to non-officers vest over a three-year period beginning after the grant date, and share options and restricted shares for officers vest over a five-year period after the grant date.  Restricted shares granted to trust managers and options or awards granted to retirement eligible employees are expensed immediately.

The grant price for the Employee Share Option Plan was equal to the closing price of our common shares on the date of grant.  The grant price of the Long-Term Incentive Plan is calculated as an average of the high and low of the quoted fair value of our common shares on the date of grant.  In both plans, these options expire upon the earlier of termination of employment or 10 years from the date of grant.  In the Long-Term Incentive Plan, restricted shares for officers and trust managers are granted at no purchase price.  Our policy is to recognize compensation expense for equity awards ratably over the vesting period, except for retirement eligible amounts.  For the three months ended March 31, 2010 and 2009, compensation expense, net of forfeitures, associated with share options and restricted shares totaled $1.0 million and $.7 million, of which $.3 million and $.2 million was capitalized, respectively.

The fair value of share options and restricted shares is estimated on the date of grant using the Black-Scholes option pricing method based on the expected weighted average assumptions in the following table.  The dividend yield is an average of the historical yields at each record date over the estimated expected life.  We estimate volatility using our historical volatility data for a period of 10 years, and the expected life is based on historical data from an option valuation model of employee exercises and terminations.  The risk-free rate is based on the U.S. Treasury yield curve.  No share options were granted during the first quarter of 2010.  The fair value and weighted average assumptions for 2009 are as follows:

Three Months Ended
March 31,
2009

Fair value per share option	$1.99
Dividend yield	5.2%
Expected volatility	31.3%
Expected life (in years)	6.2
Risk-free interest rate	1.7%

Following is a summary of the option activity for the three months ended March 31, 2010:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Outstanding, January 1, 2010	4,436,143	$27.44
Granted
Forfeited or expired	(10,593)	24.05
Exercised	(73,983)	14.74
Outstanding, March 31, 2010	4,351,567	$27.67

The total intrinsic value of options exercised during the first quarter of 2010 was $.5 million.  No share options were exercised during the first quarter of 2009.  As of March 31, 2010 and December 31, 2009, there was approximately $2.9 million and $3.2 million, respectively, of total unrecognized compensation cost related to unvested share options, which is expected to be amortized over a weighted average of 2.3 years and 2.5 years, respectively.

The following table summarizes information about share options outstanding and exercisable at March 31, 2010:

	Outstanding				Exercisable
		Weighted					Weighted
		Average	Weighted	Aggregate		Weighted	Average	Aggregate
		Remaining	Average	Intrinsic		Average	Remaining	Intrinsic
Range of		Contractual	Exercise	Value		Exercise	Contractual	Value
Exercise Prices	Number	Life	Price	(000’s)	Number	Price	Life	(000’s)

$11.85 - $17.78	1,113,070	8.9 years	$11.85		254,396	$11.85	8.9 years

$17.79 - $26.69	841,355	1.8 years	$22.30		841,355	$22.30	1.8 years

$26.70 - $40.05	1,916,929	6.0 years	$34.25		1,411,415	$34.69	5.4 years

$40.06 - $49.62	480,213	6.7 years	$47.46		312,904	$47.47	6.7 years

Total	4,351,567	6.0 years	$27.67	$-	2,820,070	$30.35	4.8 years	$-

A summary of the status of unvested restricted shares for the three months ended March 31, 2010 is as follows:

	Unvested
	Restricted	Weighted
	Share	Average Grant
	Awards	Date Fair Value

Outstanding, January 1, 2010	363,236	$19.40
Granted	500	20.63
Vested	(69,584)	17.56
Forfeited
Outstanding, March 31, 2010	294,152	$19.83

As of March 31, 2010 and December 31, 2009, there was approximately $4.1 million and $4.6 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 2.5 years and 2.7 years, respectively.

Subsequent to March 31, 2010, our shareholders approved the adoption of the Weingarten Realty Investors Amended and Restated 2010 Long-Term Incentive Plan, for which 3.0 million of our common shares are reserved for issuance under this plan, which expires in May 2020.

Note 18.     Employee Benefit Plans

We sponsor a noncontributory qualified retirement plan and a separate and independent nonqualified supplemental retirement plan for certain employees.  The components of net periodic benefit cost for both plans are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Service cost	$875	$820
Interest cost	659	627
Expected return on plan assets	(253)	(198)
Prior service cost	(21)	(20)
Recognized loss	165	171

Total	$1,425	$1,400

For the three months ended March 31, 2010 and 2009, we contributed $2.0 million and $.4 million, respectively, to the qualified retirement plan.  Currently, we do not anticipate making any additional contributions to this plan during 2010.

We have a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the Internal Revenue Service.  Employee contributions are matched by us at the rate of $.50 per $1.00 for the first 6% of the employee's salary.  The employees vest in the employer contributions ratably over a five year period.  Compensation expense related to the plan was $.3 million for both the three months ended March 31, 2010 and 2009.

We also have an Employee Share Purchase Plan under which 562,500 of our common shares have been authorized.  These shares, as well as common shares purchased by us on the open market, are made available for sale to employees at a discount of 15% from the quoted market price as defined by the plan.  Shares purchased by the employee under the plan are restricted from being sold for two years from the earlier of the date of purchase or until termination of employment.  During the three months ended March 31, 2010 and 2009, a total of 17,182 and 31,598 common shares were purchased for the employees at an average price per share of $17.52 and $8.09, respectively.

We also have a deferred compensation plan for eligible employees allowing them to defer portions of their current cash salary or share-based compensation.  Deferred amounts are deposited in a grantor trust, which are included in other net assets, and are reported as compensation expense in the year service is rendered.  Cash deferrals are invested based on the employee’s investment selections from a mix of assets based on a broad market diversification model.  Deferred share-based compensation cannot be diversified, and distributions from this plan are made in the same form as the original deferral.  See Note 16 for the disclosures associated with the fair value of the deferred compensation plan.

Note 19.     Segment Information

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

Information concerning our reportable segments is as follows (in thousands):

	Shopping
	Center	Industrial	Other	Total

Three Months Ended March 31, 2010:
Revenues	$122,578	$12,518	$2,063	$137,159
Net Operating Income	85,470	8,527	251	94,248
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	3,179	206	(149)	3,236

Three Months Ended March 31, 2009:
Revenues	$128,862	$13,267	$2,253	$144,382
Net Operating Income	93,424	9,478	466	103,368
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	3,282	322	58	3,662

As of March 31, 2010:
Investment in Real Estate Joint Ventures and Partnerships, net	$278,529	$37,882	$-	$316,411
Total Assets	3,255,448	351,535	1,156,778	4,763,761

As of December 31, 2009:
Investment in Real Estate Joint Ventures and Partnerships, net	$277,130	$38,118	$-	$315,248
Total Assets	3,335,198	353,736	1,201,451	4,890,385

Net operating income reconciles to income from continuing operations as shown on the Condensed Consolidated Statements of Income and Comprehensive Income as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Total Segment Net Operating Income	$94,248	$103,368
Depreciation and Amortization	(36,153)	(37,545)
Impairment Loss	(236)
General and Administrative	(6,591)	(6,000)
Interest Expense, net	(37,617)	(39,439)
Interest and Other Income, net	2,863	1,263
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	3,236	3,662
Gain on Land and Merchant Development Sales		14,122
Provision for Income Taxes	(476)	(4,964)

Income from Continuing Operations	$19,274	$34,467

Note 20.     Noncontrolling Interests

The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Net income adjusted for noncontrolling interests	$19,108	$42,015
Transfers from the noncontrolling interests:
Increase in equity for operating partnership units	116	1,620
Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$19,224	$43,635

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions.  You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements.  Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) disruptions in financial markets, (ii) general economic and local real estate conditions, (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iv) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates, (vii) the availability of suitable acquisition opportunities, (viii) changes in expected development activity, (ix) increases in operating costs, (x) tax matters, including failure to qualify as a real estate investment trust, could have adverse consequences and (xi) investments through real estate joint ventures and partnerships involve risks not present in investments in which we are the sole investor.  Accordingly, there is no assurance that our expectations will be realized. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report.  Historical results and trends which might appear should not be taken as indicative of future operations.  Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, are subject to management's evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors which could affect the ongoing viability of our tenants.

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

We operate a portfolio of rental properties which includes neighborhood and community shopping centers and industrial properties of approximately 70.1 million square feet.  We have a diversified tenant base with our largest tenant comprising only 2.9% of total rental revenues during 2010.

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

Currently, we are focusing our efforts on improvements to our operating fundamentals and increasing shareholder value.  We have also positioned ourselves to take advantage of growth opportunities as the markets begin to improve.  We have implemented a multifaceted approach to utilizing associates from leasing, acquisitions and new development to source these opportunities.  We are also leveraging their efforts with the relationships we have in the brokerage, banking and institutional arenas.  While the number of attractive acquisition and redevelopment opportunities entering the market has been minimal, we are focused on being properly positioned once the markets improve.

We strive to maintain a strong, conservative capital structure, which provides ready access to a variety of attractive capital sources.  We carefully balance obtaining low cost financing with matching long-term liabilities with the long-term assets acquired or developed.  While the availability and pricing of capital has improved over the past year, there can be no assurance that such pricing and availability will not deteriorate in the near future.

At March 31, 2010, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 376 developed income-producing properties and 10 properties under various stages of construction and development.  The total number of centers includes 307 neighborhood and community shopping centers, 76 industrial projects and three other operating properties located in 23 states spanning the country from coast to coast.

We also owned interests in 42 parcels of land held for development that totaled approximately 36.0 million square feet.

We had approximately 6,800 leases with 5,000 different tenants at March 31, 2010.

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

In assessing the performance of our properties, management carefully tracks the occupancy of the portfolio.  Occupancy for the total portfolio was 90.9% at March 31, 2010 compared to 91.5% at March 31, 2009. While we will continue to monitor the economy and the effects on our retailers, we believe the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio will allow us to maintain occupancy levels of above 90% as we move through this year, absent bankruptcies by multiple national or regional tenants.  The weakened economy contributed to a decrease in the spread in rental rates on a same-space basis as we complete new leases and renew existing leases.  We completed 368 new leases or renewals during the first three months of 2010 totaling 2.1 million square feet; decreasing rental rates an average of 4.0% on a cash basis.

New Development
At March 31, 2010, we had 10 properties in various stages of development.  We have funded $185.4 million to date on these projects and, at completion, we estimate our investment to be $176.5 million, net of proceeds from land sales and tax incentive financing of $31.3 million.  These properties are slated to be completed over the next one to three years with a projected return on investment of approximately 7.0% when completed.

We have approximately $182.1 million, net of impairment charges, in land held for development pending improvement in economic conditions.  Due to our analysis of current economic considerations, including the effects of tenant bankruptcies, lack of available funding and halt of tenant expansion plans for new development projects, our plans related to our new development properties including land held for development could change.  While we will continue to monitor this market closely, we anticipate little if any investment in land held for development or new projects during the remainder of 2010.

Merchant development is a program where we acquire or develop a project with the objective of selling all or part of it, instead of retaining it in our portfolio on a long-term basis.  Disposition of land parcels are also included in this program.  Our business plan calls for no material merchant development sales during 2010.

Acquisitions and Joint Ventures
Acquisitions are a key component of our long-term strategy. However, the turmoil in the capital markets and current economic conditions have significantly reduced transactions in the marketplace and, therefore, created uncertainty with respect to pricing.  The use of joint venture arrangements is key to both our current and long-term strategy.  Partnering with institutional investors through real estate joint ventures enables us to acquire high quality assets in our target markets while also meeting our financial return objectives.  Under these arrangements, we benefit from access to lower-cost capital, as well as leveraging our expertise to provide fee-based services, such as acquisition, leasing, property management and asset management, to the joint ventures.

There were no acquisitions of operating properties during the first three months of 2010.

As of March 31, 2010, we contributed the final two properties to an unconsolidated joint venture for $47.3 million, which included loan assumptions of $28.1 million and the receipt of net proceeds totaling $14.0 million.

We have a real estate limited partnership with a foreign institutional investor to purchase up to $250 million of retail properties in various states.  Our ownership in this unconsolidated real estate limited partnership is 20.1%.  As of March 31, 2010, no properties had been purchased.

While we are not currently pursuing new joint ventures utilizing our current asset pool, we continue to monitor our joint venture relationships and evaluate whether new or existing relationships could provide equity for new investments.  Although we have no current plans, it is uncertain whether we will be successful in completing any additional transactions in the near future.

Joint venture and outside fee income for both the three months ended March 31, 2010 and 2009 was approximately $1.8 million.  This fee income is based upon revenues, net income and in some cases appraised property values.  We anticipate these fees may marginally improve in 2010 from our 2009 performance.

Dispositions
Dispositions are a key component of our ongoing management process where we prune from our portfolio, properties that do not meet our geographic or growth targets.  Dispositions provide capital, which may be recycled into properties that have high barrier-to-entry locations within high growth metropolitan markets.  Over time, we expect this to produce a portfolio with higher occupancy rates and stronger internal revenue growth.  Although the availability of debt financing for prospective acquirers has been limited in the current capital markets, we expect to continue to dispose of selected non-core properties throughout 2010 as opportunities present themselves.

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

A disclosure of our critical accounting policies which affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2009 in Management’s Discussion and Analysis of Financial Condition.  There have been no significant changes to our critical accounting policies during 2010, and there are no accounting pronouncements that have been issued but not yet adopted that we believe will have a material impact to our consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

Revenues
Total revenues were $137.2 million in the first quarter of 2010 versus $144.4 million in the first quarter of 2009, a decrease of $7.2 million or 5.0%.  This decrease resulted from a decrease in net rental revenues of $6.2 million and a decrease in other income of $1.0 million.

The decrease in net rental revenues resulted primarily from the sale of an 80% interest in six shopping centers, which totaled $4.3 million.  In spite of the slow economic recovery, our net rental revenues from our operating properties only declined $1.9 million or 1.3% of total revenues due to decreases in occupancy and rental rate spreads.  The decline in other income resulted primarily from a decrease in lease cancellation income from various tenants.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	March 31,
	2010	2009

Shopping Centers	92.2%	91.7%
Industrial	87.5%	90.9%
Total	90.9%	91.5%

Expenses
Total expenses for the first quarter of 2010 were $85.9 million versus $84.6 million in the first quarter of 2009, an increase of $1.3 million or 1.5%.  The increase in operating expenses resulted primarily from an increase in management fees of $1.4 million due to the fair value increase of $.6 million in the assets held in grantor trust related to our deferred compensation plan and diversified capitalization of expenses within our leasing, legal and new development departments resulting primarily from decreased new development activity.  In addition, legal expenses increased by $.8 million related to collection activities.  This increase in operating expenses was offset by a decrease in depreciation and amortization which resulted primarily from the sale of an 80% interest in six shopping centers.  Overall, direct operating costs and expenses (operating and net ad valorem taxes) of operating our properties as a percentage of rental revenues were 32.0% and 29.2% in 2010 and 2009, respectively.

Interest Expense, net
Net interest expense totaled $37.6 million for the first quarter 2010, down $1.8 million or 4.6% from the first quarter 2009.  The components of net interest expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Gross interest expense	$39,086	$41,599
Amortization of convertible bond discount	564	2,078
Over-market mortgage adjustment	(910)	(1,041)
Capitalized interest	(1,123)	(3,197)

Total	$37,617	$39,439

Gross interest expense totaled $39.1 million in the first quarter of 2010, down $2.5 million or 6.0% from the first quarter of 2009.  The decrease in gross interest expense was due primarily to the reduction in the average debt outstanding, resulting from the retirement of convertible notes and other unsecured debt, including the revolving credit facility.  For the first quarter of 2010, the weighted average debt outstanding was $2.5 billion at a weighted average interest rate of 6.2% as compared to $3.2 billion outstanding at a weighted average interest rate of 5.4% in 2009.  The decrease of $1.5 million in the amortization of convertible bond discount relates to the retirement of the convertible notes.  Capitalized interest decreased $2.1 million as a result of new development stabilizations, completions and the cessation of carrying costs capitalization on several new development projects transferred to land held for development.

Interest and Other Income, net
Net interest and other income was $2.9 million in the first quarter of 2010 versus $1.3 million in the first quarter of 2009, an increase of $1.6 million or 123.1%.  This increase resulted primarily from the fair value increase of $.8 million associated with the assets held in a grantor trust related to our deferred compensation plan and interest earned on notes receivable from real estate joint ventures and partnerships for new development activities.

Gain on Land and Merchant Development Sales
The decrease in gain on land and merchant development sales of $14.1 million resulted primarily from the 2009 gain associated with a land parcel in New Mexico.

Provision for Income Taxes
The decrease in the tax provision of $4.5 million is attributable primarily to our taxable REIT subsidiary.  In 2009, a provision of $4.5 million for taxes on merchant development gains was recorded.

Gain on Sale of Property
The decrease in gain on sale of property of $5.6 million is attributable primarily to a disposition in 2009, which produced a gain of $6.3 million.

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

Capital Resources and Liquidity

Our primary liquidity needs are paying our common and preferred dividends, maintaining and operating our existing properties, paying our debt service costs, excluding debt maturities, and funding capital expenditures.  If our occupancy remains around the 90% level that has been projected for 2010, we anticipate that cash flows from operating activities primarily in the form of rental revenues will provide all of our capital needs.

The primary sources of capital for funding any debt maturities and acquisitions are our revolving credit facility; proceeds from both secured and unsecured debt issuances; proceeds from common and preferred capital issuances; cash generated from the sale of property and the formation of joint ventures; and cash flow generated by our operating properties.  Amounts outstanding under the revolving credit facility are retired as needed with proceeds from the issuance of long-term debt, common and preferred equity, cash generated from disposition of properties and cash flow generated by our operating properties.  As of March 31, 2010, we had no amounts outstanding under our $500 million revolving credit facility.  We have repositioned our future debt maturities to manageable levels and had $76.8 million invested in short-term cash investments at March 31, 2010.

Our most restrictive debt covenants including debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios, limit the amount of additional leverage we can add; however, we believe the sources of capital described above are adequate to execute our business strategy and remain in compliance with our debt covenants.

We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships.  Off balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $455.8 million of which our ownership percentage is $131.4 million at March 31, 2010.  Scheduled principal mortgage payments on this debt at 100% are as follows (in millions):

2010 remaining	$48.8
2011	40.5
2012	27.4
2013	52.4
2014	101.9
Thereafter	184.8
Total	$455.8

We hedge the future cash flows of certain debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate contracts with major financial institutions.  We generally have the right to sell or otherwise dispose of our assets except in certain cases where we are required to obtain our joint venture partners’ consent or a third party consent for assets held in special purpose entities, which are 100% owned by us.

Investing Activities:

Acquisitions and Joint Ventures
Retail Properties.
During the first quarter of 2010, we contributed the final two properties to an unconsolidated joint venture for $47.3 million, which included loan assumptions of $28.1 million and the receipt of net proceeds totaling $14.0 million.

Industrial Properties.
There were no acquisitions of industrial properties during the first quarter of 2010.

Dispositions
Retail Properties.
During the first quarter of 2010, we sold one retail building located in Kentucky with gross sales proceeds of $1.6 million.  Also, in an unconsolidated real estate joint venture and partnership, a retail building located in California was sold with gross sales proceeds of $2.1 million.

Industrial Properties.
There were no dispositions of industrial properties during the first quarter of 2010.

Land and Merchant Development.
During the first quarter of 2010, we sold one land parcel located in Texas with gross sales proceeds of $.4 million.

New Development and Capital Expenditures
At March 31, 2010, we had 10 projects under construction with a total square footage of approximately 2.7 million.  These properties are slated to be completed over the next one to three years, and we expect our investment on these properties to be $176.5 million, net of proceeds from land sales and tax incentive financing of $31.3 million.

Our new development projects are financed initially under our revolving credit facility, as it is our practice not to use third party financing.  Management monitors amounts outstanding under our revolving credit facility and periodically pays down such balances using cash generated from both secured and unsecured debt issuances, from common and preferred capital issuances and from dispositions of properties.

Capital expenditures for additions to the existing portfolio, acquisitions, new development and our share of investments in unconsolidated real estate joint ventures and partnerships totaled $23.4 million and $58.9 million for the three months ended March 31, 2010 and 2009, respectively.  We have entered into commitments aggregating $34.7 million comprised principally of construction contracts which are generally due in 12 to 36 months.

Financing Activities:

Debt
Total debt outstanding was $2.5 billion at both March 31, 2010 and December 31, 2009.  Total debt at March 31, 2010 included $2.1 billion on which interest rates are fixed and $382.7 million, including the effect of $345.6 million of interest rate contracts that bear interest at variable rates.  Additionally, debt totaling $1.2 billion was secured by operating properties while the remaining $1.3 billion was unsecured.  At March 31, 2010, we had $76.8 million invested in short-term cash instruments.

In February 2010, we entered into an amended and restated $500 million unsecured revolving credit facility.  The $500 million unsecured revolving credit facility expires in February 2013 and provides borrowing rates that float at a margin over LIBOR plus a facility fee.  The borrowing margin and facility fee are priced off a grid that is tied to our senior unsecured credit ratings, which are currently 275.0 and 50.0 basis points, respectively.  The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million.  Additionally, an accordion feature allows us to increase the new facility amount up to $700 million.  As of April 30, 2010, no amounts were outstanding under this facility.  The available balance under our revolving credit facility was $491.7 million at April 30, 2010, which is net of $8.3 million in outstanding letters of credit.

We believe we were in full compliance with all our covenants as of March 31, 2010.  Our five most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios.  These ratios as defined in our agreements were as follows at March 31, 2010:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	46.4%
Secured Debt to Asset Ratio	Less than 30.0%	22.8%
Fixed Charge Ratio	Greater than 1.5	1.95
Unencumbered Interest Ratio	Greater than 2.0	3.38
Unencumbered Debt Yield Ratio	Greater than 13.0%	20.4%

In December 2009, we entered into 11 interest rate contracts with a total notional amount of $302.6 million, which have various maturities through February 2014.  These contracts were designated as fair value hedges, and we have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates.  In February 2010, we settled $7 million of these interest rate contracts in conjunction with the repurchase of the related unsecured fixed-rate medium term notes, and a $.02 million gain was realized.

During the first quarter of 2010, the initial hedging relationship was terminated on three of our interest rate contracts with a total notional amount of $97.6 million.  We simultaneously re-designated $90.0 million as fair value hedges.  The changes in the fair value of the undesignated portion of the interest rate contract will be recorded directly to earnings each period.

At March 31, 2010, we had 13 interest rate contracts with an aggregate notional amount of $345.6 million, of which $345.0 million is designated as fair value hedges that convert fixed interest payments at rates ranging from 4.2% to 7.5% to variable interest payments ranging from .3% to 6.1%.  We could be exposed to losses in the event of nonperformance by the counter-parties; however, management believes such nonperformance is unlikely.

Subsequent to quarter end, we entered into two interest rate contracts with a total notional amount of $71.3 million  which convert fixed interest payments at rates of 7.5% to variable interest payments with October 2017 maturities.  These contracts were designated as fair value hedges, and we have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates.

Equity
In February 2010, our Board of Trust Managers approved an increase to our quarterly dividend rate from $.25 to $.26 per share commencing with the first quarter 2010 distribution.  Common and preferred dividends totaled $39.4 million during the first three months of 2010.  Our dividend payout ratio on common equity for the three months ended March 31, 2010 approximated 63.9% based on FFO for the respective period.

In December 2008, we filed a universal shelf registration which is effective for three years.  We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

Subsequent to March 31, 2010, our shareholders approved an amendment to increase the number of authorized common shares of beneficial interest, $0.03 par value per share, from 150.0 million to 275.0 million.

Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our revolving credit facility.  We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center.  In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business.  The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable.  We have entered into commitments aggregating $34.7 million comprised principally of construction contracts which are generally due in 12 to 36 months.  The following table summarizes our primary contractual obligations as of March 31, 2010 (in thousands):

	Remaining
	2010	2011	2012	2013	2014	Thereafter	Total
Mortgages and Notes Payable: (1)
Unsecured Debt	$95,185	$194,528	$240,818	$221,814	$342,158	$596,327	$1,690,830
Secured Debt	115,687	160,890	183,591	219,121	213,352	653,502	1,546,143

Ground Lease Payments	2,690	3,570	3,382	3,352	3,118	126,761	142,873

Other Obligations (2)	4,914	32,004	470				37,388

Total Contractual Obligations	$218,476	$390,992	$428,261	$444,287	$558,628	$1,376,590	$3,417,234
_______________
(1)	Includes principal and interest with interest on variable-rate debt calculated using rates at March 31, 2010, excluding the effect of interest rate contracts.
(2)
Other obligations include income and ad valorem tax payments, commitments associated with our secured debt, contributions to our retirement plan and other employee payments.  Severance and change in control agreements have not been included as the amounts and payouts are not anticipated.

Off Balance Sheet Arrangements

As of March 31, 2010, none of our off balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources.  Letters of credit totaling $8.3 million and $7.2 million were outstanding under the revolving credit facility at March 31, 2010 and December 31, 2009, respectively.

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

Reconsideration events could cause us to consolidate these joint ventures and partnerships.  We evaluate reconsideration events as we become aware of them.  Some triggers to be considered are additional contributions required by each partner and each partner’s ability to make those contributions.  Under certain of these circumstances, we may purchase our partner’s interest.  Our material unconsolidated real estate joint ventures are with entities which appear sufficiently stable; however, if market conditions were to continue to deteriorate and our partners are unable to meet their commitments, there is a possibility we may have to consolidate these entities.  If we were to consolidate all of our unconsolidated real estate joint ventures, we would still be in compliance with our debt covenants, and we believe there would not be a material change in our credit ratings.

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

In July 2009, we settled a lawsuit in connection with the above project.  Among the obligations performed or to be performed by us under the terms of the settlement was to cause the joint venture to purchase a portion of the bonds in the amount of $51.3 million at par plus accrued and unpaid interest to the date of such purchase, and to the extent that the outstanding letter of credit supporting additional bonds totaling $45.7 million with a current term of 20 months is not replaced by an alternate letter of credit issued by another qualified provider on or before July 21, 2010, we will be obligated to provide up to 103% of the outstanding stated amount of the letter of credit as additional collateral in the form of either cash or a back-to-back letter of credit.  As part of the settlement agreement, among other things, we loaned $52.0 million including accrued interest and fees to the joint venture which then purchased the bonds.  Also in connection with the Sheridan, Colorado joint venture and the issuance of the related Series A bonds, we, our joint venture partner and the joint venture have also provided a performance guaranty on behalf of the Sheridan Redevelopment Agency for the satisfaction of all obligations arising from two interest rate contracts for the combined notional amount of $97 million that matures in December 2029.  We evaluated and determined that the fair value of the guaranty both at inception and March 31, 2010 was nominal.

We have evaluated the remaining outstanding guaranties and have determined that the fair value of these guaranties is nominal.

In December 2009, an unconsolidated joint venture became a variable interest entity through the issuance of a secured loan since the lender has the ability to make decisions that could have a significant impact on the success of the entity.  The unconsolidated joint venture’s maximum exposure to loss is limited to the venture’s outstanding debt, which is approximately $68.0 million at March 31, 2010.

In July 2008, a 47.75%-owned unconsolidated real estate joint venture acquired an 83.34% interest in a joint venture owning a 919,000 square foot new development property to be constructed in Aurora, Colorado.  The acquired joint venture is a variable interest entity to the unconsolidated joint venture since it provided a guaranty on debt obtained by the acquired joint venture, which was approximately $44.7 million at March 31, 2010.  We have evaluated and determined that the fair value of the guaranty both at inception and March 31, 2010 was nominal.

In August 2008, we executed a real estate limited partnership with a foreign institutional investor to purchase up to $250 million of retail properties in various states.  Our ownership in this unconsolidated real estate limited partnership is 20.1%.  As of March 31, 2010, no properties had been purchased.

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

FFO is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Net income attributable to common shareholders	$10,239	$33,146
Depreciation and amortization	34,454	37,163
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	5,023	4,140
Gain on sale of property	(843)	(7,229)
Loss (gain) on sale of property of unconsolidated real estate joint ventures and partnerships	2	(4)
Funds from operations	48,875	67,216
Funds from operations attributable to operating partnership units

Funds from operations assuming conversion of operating partnership units	$48,875	$67,216

Weighted average shares outstanding - basic	119,779	86,979
Effect of dilutive securities:
Share options and awards	768	352
Operating partnership units

Weighted average shares outstanding - diluted	120,547	87,331

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk

We use fixed and floating-rate debt to finance our capital requirements.  These transactions expose us to market risk related to changes in interest rates.  Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions.  These agreements expose us to credit risk in the event of non-performance by the counter-parties.  We do not engage in the trading of derivative financial instruments in the normal course of business.  At March 31, 2010, we had fixed-rate debt of $2.1 billion and variable-rate debt of $382.7 million, after adjusting for the net effect of $345.6 million notional amount of interest rate contracts.  In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $3.8 million associated with our variable-rate debt, including the effect of the interest rate contracts.  The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $12.3 million and $98.5 million, respectively.

ITEM 4.     Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2010.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

We have no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.     Defaults Upon Senior Securities

None.

ITEM 4.     Reserved

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
Joe D. Shafer
Senior Vice President/Chief Accounting Officer
(Principal Accounting Officer)

DATE:    May 7, 2010

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

3.7	—	Amended and Restated Bylaws of WRI (filed as Exhibit 99.2 to WRI's Form 8-A dated February 23, 1998 and incorporated herein by reference).
3.8	—	Amendment of Bylaws-Direct Registration System, Section 7.2(a) dated May 3, 2007 (filed as Exhibit 3.8 to WRI’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).
3.9	—	Second Amended and Restated Bylaws of Weingarten Realty Investors (filed as Exhibit 3.1 to WRI’s Form 8-K on February 26, 2010 and incorporated herein by reference).
3.10	—	Sixth Amendment of the Restated Declaration of Trust dated April 20, 2001 (filed as Exhibit 3.1 to WRI's Form 8-K dated May 6, 2010 and incorporated herein by reference).
4.1	—
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
Severance and Change to Control Agreement for Stephen C. Richter dated November 11, 1998 (filed as Exhibit 10.54 on WRI’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.48†	—
Amendment No. 1 to Severance and Change to Control Agreement for Johnny Hendrix dated December 20, 2008 (filed as Exhibit 10.54 on WRI’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.49†	—
Amendment No. 1 to Severance and Change to Control Agreement for Stephen Richter dated December 31, 2008 (filed as Exhibit 10.54 on WRI’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.50†	—
Promissory Note with Reliance Trust Company, Trustee of the Trust under the Weingarten Realty Investors Deferred Compensation Plan, Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan dated March 12, 2009 (filed as Exhibit 10.57 on WRI’s Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).

10.51†	—
First Amendment to the Weingarten Realty Retirement Plan, amended and restated, dated December 2, 2009 (filed as Exhibit 10.51 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.52	—
Amended and Restated Credit Agreement dated February 11, 2010 among Weingarten Realty Investors, the Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 on WRI’s Form 8-K on February 16, 2010 and incorporated herein by reference).

10.53†	—
First Amendment to the Master Nonqualified Plan Trust Agreement dated March 12, 2009 (filed as Exhibit 10.53 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.54†	—
Second Amendment to the Master Nonqualified Plan Trust Agreement dated August 4, 2009 (filed as Exhibit 10.54 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.55†	—
Non-Qualified Plan Trust Agreement for Recordkept Plans dated September 1, 2009 (filed as Exhibit 10.55 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.56†	—	Amended and Restated 2010 Long-Term Incentive Plan (filed as Exhibit 99.1 to WRI’s Form 8-K dated April 26, 2010 and incorporated herein by reference).

10.57†*	—	Amendment No. 4 to the Weingarten Realty Investors Deferred Compensation Plan dated February 26, 2010.
10.58†*	—	Amendment No. 4 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated May 6, 2010.
10.59†*	—
First Amendment to Promissory Note with Reliance Trust Company, Trustee of the Trust under the Weingarten Realty Investors Deferred Compensation Plan, Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan dated March 11, 2010.

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