Form 10-Q
period 2010-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2010-08-09
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.YES ☒NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☒

As of July 31, 2010, there were 120,388,154 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Rentals, net	$135,281	$139,066	$269,400	$279,385
Other	3,480	3,349	6,497	7,364
Total	138,761	142,415	275,897	286,749

Expenses:
Depreciation and amortization	37,994	37,252	74,143	74,791
Operating	25,719	26,766	51,698	49,804
Ad valorem taxes, net	16,401	18,408	33,323	36,372
Impairment loss	15,825		16,061
General and administrative	6,069	7,020	12,660	13,020
Total	102,008	89,446	187,885	173,987

Operating Income	36,753	52,969	88,012	112,762
Interest Expense, net	(37,466)	(39,377)	(75,083)	(78,816)
Interest and Other Income, net	972	3,645	3,835	4,908
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	2,630	3,884	5,866	7,546
(Loss) Gain on Redemption of Convertible Senior Unsecured Notes	(135)	8,858	(135)	8,858
Gain on Land and Merchant Development Sales		4,006		18,128
Benefit (Provision) for Income Taxes	301	2,257	(175)	(2,707)
Income from Continuing Operations	3,055	36,242	22,320	70,679
Operating Income from Discontinued Operations	3	1,810	12	3,950
Gain on Sale of Property from Discontinued Operations	618	6,248	618	6,987
Income from Discontinued Operations	621	8,058	630	10,937
(Loss) Gain on Sale of Property	(6)	4,886	842	11,380
Net Income	3,670	49,186	23,792	92,996
Less: Net Income Attributable to Noncontrolling Interests	(367)	(1,079)	(1,381)	(2,874)
Net Income Adjusted for Noncontrolling Interests	3,303	48,107	22,411	90,122
Dividends on Preferred Shares	(8,869)	(8,869)	(17,738)	(17,738)
Net (Loss) Income Attributable to Common Shareholders	$(5,566)	$39,238	$4,673	$72,384

Earnings Per Common Share - Basic:
(Loss) income from continuing operations attributable to common shareholders	$(0.05)	$0.28	$0.03	$0.62
Income from discontinued operations		0.07	0.01	0.11
Net (loss) income attributable to common shareholders	$(0.05)	$0.35	$0.04	$0.73

Earnings Per Common Share - Diluted:
(Loss) income from continuing operations attributable to common shareholders	$(0.05)	$0.28	$0.03	$0.61
Income from discontinued operations		0.07	0.01	0.11
Net (loss) income attributable to common shareholders	$(0.05)	$0.35	$0.04	$0.72

Comprehensive Income:
Net Income	$3,670	$49,186	$23,792	$92,996
Amortization of loss on derivatives	619	623	1,328	1,242
Comprehensive Income	4,289	49,809	25,120	94,238
Comprehensive Income Attributable to Noncontrolling Interests	(367)	(1,079)	(1,381)	(2,874)
Comprehensive Income Adjusted for Noncontrolling Interests	$3,922	$48,730	$23,739	$91,364

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30,	December 31,
	2010	2009
ASSETS
Property	$4,673,423	$4,658,396
Accumulated Depreciation	(910,829)	(856,281)
Property, net *	3,762,594	3,802,115
Investment in Real Estate Joint Ventures and Partnerships, net	313,887	315,248
Total	4,076,481	4,117,363
Notes Receivable from Real Estate Joint Ventures and Partnerships	187,855	317,838
Unamortized Debt and Lease Costs, net	110,624	103,396
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $10,168 in 2010 and $10,380 in 2009) *	84,400	96,372
Cash and Cash Equivalents *	77,978	153,584
Restricted Deposits and Mortgage Escrows	11,726	12,778
Other, net	248,281	89,054
Total	$4,797,345	$4,890,385

LIABILITIES AND EQUITY
Debt, net *	$2,544,607	$2,531,847
Accounts Payable and Accrued Expenses	120,575	137,727
Other, net	100,664	114,155
Total	2,765,846	2,783,729

Commitments and Contingencies

Equity:
Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2010 and 2009; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2010 and 2009; liquidation preference $72,500	1	1
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 140 shares issued and outstanding in 2010 and 2009; liquidation preference $350,000	4	4
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 120,387 in 2010 and 120,098 in 2009	3,624	3,615
Accumulated Additional Paid-In Capital	1,964,746	1,958,975
Net Income Less Than Accumulated Dividends	(95,207)	(37,350)
Accumulated Other Comprehensive Loss	(22,630)	(23,958)
Shareholders' Equity	1,850,541	1,901,290
Noncontrolling Interests	180,958	205,366
Total Equity	2,031,499	2,106,656
Total	$4,797,345	$4,890,385

* Consolidated Variable Interest Entities' Assets and Liabilities included in the above balances (See Notes 2 and 3):
Property, net	$235,279	$237,710
Accrued Rent and Accounts Receivable, net	6,811	9,515
Cash and Cash Equivalents	11,987	13,085
Debt, net	281,823	282,096

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash Flows from Operating Activities:
Net Income	$23,792	$92,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,149	77,512
Amortization of deferred financing costs and debt discount	2,446	7,074
Impairment loss	16,061	731
Equity in earnings of real estate joint ventures and partnerships, net	(5,866)	(7,546)
Gain on land and merchant development sales		(18,128)
Gain on sale of property	(1,460)	(18,367)
Loss (gain) on redemption of convertible senior unsecured notes	135	(8,858)
Distributions of income from unconsolidated real estate joint ventures and partnerships	853	1,802
Changes in accrued rent and accounts receivable, net	9,102	17,630
Changes in other assets, net	(9,998)	(245)
Changes in accounts payable and accrued expenses	(14,688)	(15,907)
Other, net	5,958	5,343
Net cash provided by operating activities	100,484	134,037

Cash Flows from Investing Activities:
Investment in property	(47,357)	(62,901)
Proceeds from sale and disposition of property, net	17,248	105,331
Change in restricted deposits and mortgage escrows	159	18,353
Notes receivable from real estate joint ventures and partnerships and other receivables:
Advances	(4,295)	(32,396)
Collections	12,592	4,444
Real estate joint ventures and partnerships:
Investments	(1,054)	(1,987)
Distributions of capital	8,944	7,647
Other, net	1,522
Net cash (used in) provided by investing activities	(12,241)	38,491

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt		112,750
Common shares of beneficial interest, net	1,616	439,097
Principal payments of debt	(73,993)	(210,142)
Changes in unsecured revolving credit facility		(383,000)
Common and preferred dividends paid	(78,956)	(92,249)
Debt issuance costs paid	(6,233)	(3,332)
Other, net	(6,283)	(228)
Net cash used in financing activities	(163,849)	(137,104)

Net (decrease) increase in cash and cash equivalents	(75,606)	35,424
Cash and cash equivalents at January 1	153,584	58,946
Cash and cash equivalents at June 30	$77,978	$94,370

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Accumulated Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

Balance, January 1, 2009	$8	$2,625	$1,514,940	$(37,245)	$(29,676)	$204,031	$1,654,683
Net income				90,122		2,874	92,996
Shares issued in exchange for noncontrolling interests		5	4,741			(4,746)
Issuance of common shares		966	438,089				439,055
Shares issued under benefit plans		8	3,133				3,141
Dividends declared – common shares (1)				(75,823)			(75,823)
Dividends declared – preferred shares (2)				(16,426)			(16,426)
Sale of properties with noncontrolling interests						23,521	23,521
Distributions to noncontrolling interests						(8,421)	(8,421)
Contributions from noncontrolling interests						4,414	4,414
Purchase and cancellation of convertible senior unsecured notes			(71)				(71)
Other comprehensive income					1,242		1,242
Other, net			1,301	(1,312)		(39)	(50)
Balance, June 30, 2009	$8	$3,604	$1,962,133	$(40,684)	$(28,434)	$221,634	$2,118,261

Balance, January 1, 2010	$8	$3,615	$1,958,975	$(37,350)	$(23,958)	$205,366	$2,106,656
Net income				22,411		1,381	23,792
Shares issued in exchange for noncontrolling interests		1	745			(746)
Shares issued under benefit plans		8	4,599				4,607
Dividends declared – common shares (1)				(62,530)			(62,530)
Dividends declared – preferred shares (2)				(16,426)			(16,426)
Distributions to noncontrolling interests						(7,718)	(7,718)
Contributions from noncontrolling interests						1,336	1,336
Consolidation of joint ventures						(18,573)	(18,573)
Other comprehensive income					1,328		1,328
Other, net			427	(1,312)		(88)	(973)
Balance, June 30, 2010	$8	$3,624	$1,964,746	$(95,207)	$(22,630)	$180,958	$2,031,499

(1)	Common dividends per share were $.775 and $.52 for the six months ended June 30, 2009 and 2010, respectively.
(2)	Series D, E and F preferred dividends per share were $25.31, $86.88 and $81.25, respectively, for both the six months ended June 30, 2009 and 2010.

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

We operate a portfolio of properties that include neighborhood and community shopping centers and industrial properties of approximately 70.3 million square feet.  We have a diversified tenant base with our largest tenant comprising only 2.9% of total rental revenues during 2010.

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

Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted cash that is held for a specific use or in a qualified escrow account for the purposes of completing like-kind exchange transactions.  At June 30, 2010 and December 31, 2009, we had $1.8 million and $1.6 million of restricted cash, respectively, and $9.9 million and $11.1 million held in escrow related to our mortgages, respectively.

Subsequent to June 30, 2010, we established a $47.6 million restricted cash collateral account associated with a settlement agreement in connection with a development project in Sheridan, Colorado.  See Note 15 for additional information.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Numerator:
Net (loss) income attributable to common shareholders – basic	$(5,566)	$39,238	$4,673	$72,384
Income attributable to operating partnership units		489
Net (loss) income attributable to common shareholders – diluted	$(5,566)	$39,727	$4,673	$72,384

Denominator:
Weighted average shares outstanding – basic	119,936	111,840	119,858	99,478
Effect of dilutive securities:
Share options and awards		486	797	455
Operating partnership units		2,102
Weighted average shares outstanding – diluted	119,936	114,428	120,655	99,933

Options to purchase common shares of beneficial interest (“common shares”) of 3.6 million and 3.2 million for the three and six months ended June 30, 2010 and 2009, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price for the period.  For the three months ended June 30, 2010, 1.7 million of operating partnership units and .8 million of share options and awards were not included in the calculation of net income per common share-diluted because these units had an anti-dilutive effect.  For the six months ended June 30, 2010 and 2009, 1.7 million and 2.1 million, respectively, of operating partnership units were not included in the calculation of net income per common share – diluted because these units had an anti-dilutive effect.

Cash Flow Information
We issued common shares valued at $.7 million and $4.7 million for the six months ended June 30, 2010 and 2009, respectively, in exchange for interests in real estate joint ventures and partnerships, which had been formed to acquire properties.  We also accrued $5.1 million and $29.1 million as of June 30, 2010 and 2009, respectively, associated with the construction of property.  Cash payments for interest on debt, net of amounts capitalized, of $71.0 million and $79.1 million were made during the six months ended June 30, 2010 and 2009, respectively.  A cash payment of $2.0 million and $3.1 million for income taxes was made during the six months ended June 30, 2010 and 2009, respectively.

In connection with the sale of an 80% interest in two properties during 2010, we retained a 20% unconsolidated investment of $9.8 million.  In addition, this transaction resulted in the unconsolidated joint venture assuming debt totaling $28.1 million.

Effective April 1, 2010, two previously unconsolidated joint ventures were consolidated within our consolidated financial statements.  The non-cash investing and financing activities are as follows (in thousands):

Six Months Ended
June 30, 2010

Increase in other assets	$148,255
Decrease in notes receivable from real estate joint ventures and partnerships	123,912
Increase in debt, net	101,741
Increase in property, net	32,940
Decrease in other liabilities, net	21,858
Decrease in noncontrolling interests	18,573

Also, in April 2010, we acquired an outside partner’s equity interest in a consolidated real estate joint venture that reduced equity by $.9 million.

In May 2010, we acquired a 142,000 square foot distribution center in San Antonio, Texas.  Net assets and liabilities assumed as a result of this acquisition totaled $.1 million.

During the six months ended June 30, 2009, we received notes receivable totaling $.2 million in connection with the sale of improved properties, and we recorded a $10.7 million liability as an increase to our investment in real estate joint ventures and partnerships.

Accumulated Other Comprehensive Loss
As of June 30, 2010, the balance in accumulated other comprehensive loss relating to derivatives and our retirement liability was $13.0 million and $9.6 million, respectively.  As of December 31, 2009, the balance in accumulated other comprehensive loss relating to derivatives and our retirement liability was $14.4 million and $9.6 million, respectively.

Reclassifications
The reclassification of prior years’ operating results for the three and six months ending June 30, 2009 for certain properties to discontinued operations was made to conform to the current year presentation.  The reclassification of prior years’ activity of the unsecured revolving credit facility was reclassified from debt proceeds and principal payments of debt to changes in unsecured revolving credit facility in our Condensed Consolidated Statement of Cash Flows to conform to the current year presentation.  These reclassifications had no impact on previously reported cash flows from financing activities.

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

Consolidated VIEs:
Two of our real estate joint ventures whose activities principally consist of owning and operating 30 neighborhood/community shopping centers, of which 22 are located in Texas, three in Georgia, two each in Tennessee and Florida and one in North Carolina, were determined to be VIEs.  These VIEs have financing agreements that are guaranteed solely by us for tax planning purposes.  We have determined that we are the primary beneficiary and have consolidated these joint ventures.  Our maximum exposure to loss associated with these joint ventures is primarily limited to our guaranties of the debt, which was approximately $208.8 million at June 30, 2010.

Assets held by our consolidated VIEs approximate $283.1 million and $291.6 million at June 30, 2010 and December 31, 2009, respectively.  Of these assets, $254.1 million and $260.3 million at June 30, 2010 and December 31, 2009, respectively, are secured by debt.

Restrictions on the use of these assets are significant because they are secured as collateral for their debt, and we would be required to obtain our partners’ approval in accordance with the joint venture agreements on any major transactions.  The impact of these transactions on our consolidated financial statements has been limited to changes in noncontrolling interests and reductions in debt from our partners’ contributions.  We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required including operating cash shortfalls and unplanned capital expenditures.  We have not provided any additional support as of June 30, 2010 and December 31, 2009.

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

Period	Investment in Real Estate Joint Ventures and Partnerships, net (1)	Maximum Risk of Loss (2)
June 30, 2010	$11,583	$112,774
December 31, 2009	$7,088	$113,021
_______________
(1)	The carrying amount of the investments represents our contributions to the real estate joint ventures net of any distributions made and our portion of the equity in earnings of the joint ventures.
(2)	The maximum exposure to loss has been determined to be limited to the guaranty of the debt for each respective real estate joint venture.

We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls and unplanned capital expenditures, under which additional contributions may be required.

Note 4.                 Business Combinations

Effective April 1, 2010, we assumed control of two 50%-owned unconsolidated joint ventures (“Sheridan”) related to a development project in Sheridan, Colorado, which resulted in the consolidation of these joint ventures within our shopping center segment that had previously been accounted for under the equity method of accounting.  Control was assumed through a modification of the joint venture agreements in which we assumed all management, voting and approval rights without transferring consideration to our joint venture partner.  Each partner’s percentage interest in the joint ventures remained unchanged.  Management has determined that these transactions qualified as business combinations to be accounted for under the acquisition method.  Accordingly, the assets and liabilities of the joint ventures were recorded on our consolidated balance sheet at their estimated fair values as of April 1, 2010, with our partner’s share of the resulting net deficit included in noncontrolling interests.  Fair value of assets acquired, liabilities assumed and equity interests was determined using market-based measurements, including cash flow and other valuation techniques.  The fair value measurement is based on both significant inputs for similar assets and liabilities in active markets and significant inputs that are not observable in the markets in accordance with our fair value measurements policy.  Key assumptions include third-party broker valuation estimates, discount rates ranging from 8% to 17%, a terminal cap rate for similar properties, and factors that market participants would consider in estimating fair value.  The results of the joint ventures are included in our Condensed Consolidated Statements of Income and Comprehensive Income beginning April 1, 2010.

The following table summarizes the transactions related to the business combinations; including the assets acquired and liabilities assumed as of April 1, 2010, upon which fair value measurements are subject to change until our information is finalized, which will be no later than twelve months from the business combination date (in thousands):

Fair value of our equity interests before business combinations	$(21,858)

Amounts recognized for assets and liabilities assumed:
Assets:
Property	$32,940
Unamortized Debt and Lease Costs	5,182
Accrued Rent and Accounts Receivable	213
Cash and Cash Equivalents	1,522
Other, net (1)	151,464
Liabilities:
Debt, net (2)	(101,741)
Accounts payable and accrued expenses	(647)
Other, net	(1,334)
Total Net Assets	$87,599

Noncontrolling interests of the real estate joint ventures	$(18,573)
_______________
(1)	Includes primarily a $97.0 million debt service guaranty asset, mortgage bonds of $51.3 million and intangible and other assets.
(2)	Excludes the effect of $123.9 million in intercompany debt that is eliminated upon consolidation.

We recognized an impairment loss of $15.8 million as a result of revaluing our 50% equity interest held in the real estate joint ventures before the business combinations, which is reported as an impairment loss in the Condensed Consolidated Statements of Income and Comprehensive Income.  For the both the three and six months ended June 30, 2010, Sheridan’s impact increased revenues by $.5 million and decreased net income attributable to common shareholders by $.9 million.

The following table summarizes the pro forma impact of the real estate joint ventures as if Sheridan had been consolidated at January 1, 2009 as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
	2010 (1)	2009	2010	2009

Revenues	$138,761	$142,810	$276,319	$287,385
Net income	$3,670	$49,019	$23,269	$92,796
Net (loss) income attributable to common shareholders	$(5,566)	$39,238	$4,465	$72,384
Earnings per share - basic	$(.05)	$.35	$.04	$.73
Earnings per share - diluted	$(.05)	$.35	$.04	$.72
_______________
(1)	Because the business combinations’ effective date was April 1, 2010 there is no difference between pro forma and actual.

Note 5.                 Derivatives and Hedging

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three and six months ended June 30, 2010 and 2009, there were no active derivatives designated as cash flow hedges.

As of June 30, 2010 and December 31, 2009, the balance in accumulated other comprehensive loss relating to settled cash flow interest rate contracts was $13.0 million and $14.4 million, respectively, and will be reclassified to net interest expense as interest payments are made on our fixed-rate debt.  Amounts amortized to net interest expense were $.6 million during both the three months ended June 30, 2010 and 2009, and $1.3 million and $1.2 million during the six months ended June 30, 2010 and 2009, respectively.  Within the next 12 months, approximately $2.5 million of the balance in accumulated other comprehensive loss is expected to be amortized to net interest expense.

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

In April 2010, we entered into two interest rate contracts with a total notional amount of $71.3 million that mature in October 2017, which convert fixed interest payments at rates of 7.5% to variable interest payments.  These contracts were designated as fair value hedges, and we have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates.

In December 2009, we entered into 11 interest rate contracts with a total notional amount of $302.6 million, which have various maturities through February 2014.  In February 2010, we settled $7 million of these interest rate contracts in conjunction with the repurchase of the related unsecured fixed-rate medium term notes, and a $.02 million gain was realized.

As of June 30, 2010, we had 15 interest rate contracts with an aggregate notional amount of $416.6 million, of which $416.0 million is designated as fair value hedges that convert fixed interest payments at rates ranging from 4.2% to 7.5% to variable interest payments ranging from .5% to 6.3%.  As of December 31, 2009, we had 13 interest rate contracts with an aggregate notional amount of $352.6 million, of which $352.6 million is designated as fair value hedges that convert fixed interest payments at rates ranging from 4.2% to 7.5% to variable interest payments ranging from .3% to 6.1%.  We have determined that our fair value hedges are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in interest rates.

During the first quarter of 2010, the initial hedging relationship was terminated on three of our interest rate contracts with a total notional amount of $97.6 million.  We simultaneously re-designated $90.0 million as fair value hedges.  The changes in the fair value of the undesignated portion of the interest rate contract will be recorded directly to earnings each period.

For the three and six months ended June 30, 2010, we recognized a net reduction in interest expense of $1.7 million and $3.2 million, respectively, related to our fair value hedges, which includes net settlements and any amortization adjustment of the basis in the hedged item.  Also, for the three and six months ended June 30, 2010, we recognized a gain of $.3 million and $.6 million, respectively, associated with hedge ineffectiveness with no such activity present in the related periods of 2009.  For the three and six months ended June 30, 2009, we recognized a net reduction in interest expense of $.5 million and $.8 million, respectively, related to our fair value hedges.

A summary of the changes in fair value of our interest rate contracts is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Gain (Loss) Recognized in Income

Three Months Ended June 30, 2010:
Interest expense, net	$9,674	$(9,364)	$310

Six Months Ended June 30, 2010:
Interest expense, net	$13,893	$(13,342)	$551

Three Months Ended June 30, 2009:
Interest expense, net	$(1,733)	$1,733

Six Months Ended June 30, 2009:
Interest expense, net	$(2,006)	$2,006

Non-designated Hedges:
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet hedge accounting requirements.  Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

Effective April 1, 2010, we assumed control of a previously unconsolidated real estate joint venture that had an interest rate contract, which fixes interest rates at 2.45% on an aggregate notional amount of $5.2 million and expires in December 2015.  Prior to consolidation the interest rate contract was designated as a cash flow hedge; however, upon consolidation the original hedging relationship could not continue, thus we recognized a loss of $.2 million associated with hedge ineffectiveness.  The fair value of this derivative was $.1 million and is included in net other liabilities as of June 30, 2010.

In July 2010, we re-designated this interest rate contract as a cash flow hedge.  The interest rate contract continues to be an effective economic hedge in offsetting future variable interest rate cash flows of the underlying debt instrument; however, we will continue to have ineffectiveness each reporting period, which will be recorded directly into earnings.

The interest rate contacts at June 30, 2010 and December 31, 2009 were reported at their fair values as follows (in thousands):

	Assets		Liabilities
Period	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
June 30, 2010	Other Assets, net	$11,859	Other Liabilities, net
December 31, 2009	Other Assets, net	$2,601	Other Liabilities, net	$4,634

Undesignated Hedges:
June 30, 2010	Other Assets, net		Other Liabilities, net	$117
December 31, 2009	Other Assets, net		Other Liabilities, net

A summary of our derivatives is as follows (in thousands):

Derivatives Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Three Months Ended June 30, 2010:
Cash Flow Interest Rate Contracts		Interest expense, net	$(619)
Fair Value Interest Rate Contracts				Interest expense, net	$14,422	Interest expense, net	$310

Six Months Ended June 30, 2010:
Cash Flow Interest Rate Contracts		Interest expense, net	$(1,328)
Fair Value Interest Rate Contracts				Interest expense, net	$17,542	Interest expense, net	$551

Three Months Ended June 30, 2009:
Cash Flow Interest Rate Contracts		Interest expense, net	$(623)
Fair Value Interest Rate Contracts				Interest expense, net	$(1,280)

Six Months Ended June 30, 2009:
Cash Flow Interest Rate Contracts		Interest expense, net	$(1,242)
Fair Value Interest Rate Contracts				Interest expense, net	$(1,820)

Note 6.                 Debt

Our debt consists of the following (in thousands):

	June 30,	December 31,
	2010	2009

Debt payable to 2038 at 4.2% to 8.8%	$2,422,002	$2,506,069
Debt service guaranty liability	97,000
Obligations under capital leases	23,115	23,115
Industrial revenue bonds payable to 2015 at 0.4% to 2.4%	2,490	2,663

Total	$2,544,607	$2,531,847

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	June 30,	December 31,
	2010	2009

As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$2,081,360	$2,146,133
Variable-rate debt	463,247	385,714

Total	$2,544,607	$2,531,847

As to collateralization:
Unsecured debt	$1,377,122	$1,306,802
Secured debt	1,167,485	1,225,045

Total	$2,544,607	$2,531,847

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

At June 30, 2010 and December 31, 2009, no amounts under our revolving credit facility were outstanding.  Letters of credit totaling $8.3 million and $7.2 million were outstanding under the revolving credit facility at June 30, 2010 and December 31, 2009, respectively.  The available balance under our revolving credit agreement was $491.7 million and $567.8 million at June 30, 2010 and December 31, 2009, respectively.  During 2010, we had no balances outstanding under our revolving credit facility.  During 2009, the maximum balance and weighted average balance outstanding under the facility was $423.0 million and $168.7 million, respectively, at a weighted average interest rate of 1.5%.

We had a $575 million unsecured revolving credit facility held by a syndicate of banks, which was amended and restated in February 2010 as discussed above.  Borrowing rates floated at a margin over LIBOR, plus a facility fee.  The borrowing margin and facility fee were priced off a grid that was tied to our senior unsecured credit ratings, which were 50.0 and 15.0 basis points.

Effective April 1, 2010, we consolidated a real estate joint venture which includes our investment in a development project in Sheridan, Colorado.  We, our joint venture partner and the joint venture have each provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4 is met on tax increment revenue bonds issued in connection with the project.  The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales, and, to the extent necessary, any amounts we may have to provide under a guaranty.  The incremental taxes and PIF are to remain intact until the earlier of the bond liability has been paid in full or 2030 (unless such date is otherwise extended by the Sheridan Redevelopment Agency).  Therefore a debt service guaranty liability of $97.0 million was recorded by the joint venture equal to the fair value of the amounts funded under the bonds.

Effective May 2010, we entered into an agreement for an unsecured and uncommitted overnight facility totaling $99 million with a bank that we intend to maintain for cash management purposes.  The facility provides for fixed interest rate loans at a 30 day LIBOR rate plus a borrowing margin based on market liquidity.  During 2010, we had no amounts outstanding under this facility.

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

In the second quarter of 2009, we repurchased and retired $82.3 million face value of our 3.95% convertible senior unsecured notes for $70.4 million, including accrued interest.  Also in 2009, we completed a cash tender offer for $422.6 million face value on a series of unsecured notes and our convertible senior unsecured notes.  We purchased at par $20.6 million of unsecured fixed-rate medium term notes, with a weighted average interest rate of 7.54% and a weighted average maturity of 1.6 years, and $82.3 million of 7% senior unsecured notes due in 2011.  In addition, we purchased $319.7 million face value of our 3.95% convertible senior unsecured notes for $311.1 million, including accrued interest and expenses.  During the three and six months ended June 30, 2009, the repurchases of our 3.95% convertible senior unsecured notes resulted in gains of $8.9 million.

In October 2009, we entered into a $26.6 million secured loan from a major bank.  The loan is for a four year term with a one year extension option at a floating interest rate of 375 basis points over LIBOR with a 1.50% LIBOR floor.  This loan is collateralized by two properties.

At June 30, 2010 and December 31, 2009, we have $131.3 million and $135.2 million face value of 3.95% convertible senior unsecured notes outstanding due 2026, respectively.  These bonds are recorded at a discount of $2.4 million and $3.4 million as of June 30, 2010 and December 31, 2009, respectively, which will be amortized through 2011 resulting in an effective interest rate for both periods of 5.75%.  Interest is payable semi-annually in arrears on February 1 and August 1 of each year.  The debentures are convertible under certain circumstances for our common shares at an initial conversion rate of 20.3770 common shares per $1,000 of principal amount of debentures (an initial conversion price of $49.075).  In addition, the conversion rate may be adjusted if certain change in control transactions or other specified events occur on or prior to August 4, 2011.  Upon the conversion of debentures, we will deliver cash for the principal return, as defined, and cash or common shares, at our option, for the excess of the conversion value, as defined, over the principal return.  The debentures are redeemable for cash at our option beginning in 2011 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require us to repurchase their debentures for cash equal to the principal of the debentures plus accrued and unpaid interest in 2011, 2016 and 2021 and in the event of a change in control.  For the three months ended June 30, 2010 and 2009, net interest expense associated with this debt totaled $2.0 million and $7.0 million, respectively, which includes the amortization of the discount totaling $.5 million and $1.8 million, respectively.  For the six months ended June 30, 2010 and 2009, net interest expense associated with this debt totaled $4.0 million and $14.9 million, respectively, which includes the amortization of the discount totaling $1.1 million and $3.9 million, respectively.  The carrying value of the equity component as of both June 30, 2010 and December 31, 2009 was $23.4 million.

Various leases and properties, and current and future rentals from those lease and properties, collateralize certain debt.  At June 30, 2010 and December 31, 2009, the carrying value of such property aggregated $1.9 billion and $2.0 billion, respectively.

Scheduled principal payments on our debt (excluding $21.0 million of certain capital leases, $11.8 million fair value of interest rate contracts, ($4.8) million discount on bonds, $14.8 million of non-cash debt-related items, and $97.0 million debt service guaranty liability) are due during the following years (in thousands):

2010 remaining	$55,550
2011	218,767
2012	307,657
2013	440,804
2014	389,647
2015	248,402
2016	209,219
2017	118,973
2018	55,040
2019	53,962
Thereafter	306,722
Total	$2,404,743

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels.  We believe we were in compliance with all restrictive covenants as of June 30, 2010.

Note 7.                 Preferred Shares

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

Note 8.                 Common Shares of Beneficial Interest

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

In May 2010, our shareholders approved an amendment to increase the number of authorized common shares of beneficial interest, $0.03 par value per share, from 150.0 million to 275.0 million.

Note 9.                 Property

Our property consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009

Land	$902,198	$896,010
Land held for development	184,438	182,586
Land under development	45,729	32,709
Buildings and improvements	3,483,571	3,437,578
Construction in-progress	57,487	109,513

Total	$4,673,423	$4,658,396

The following carrying charges were capitalized (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Interest	$869	$2,822	$1,992	$6,019
Ad valorem taxes	64	515	219	988

Total	$933	$3,337	$2,211	$7,007

Effective April 1, 2010, we assumed control of two 50%-owned unconsolidated joint ventures related to a development project in Sheridan, Colorado that we had previously accounted for under the equity method of accounting.  This transaction resulted in the consolidation of the joint ventures; thus, increasing property by $32.9 million.

During the six months ended June 30, 2010, we invested $11.2 million in new development projects and sold a land parcel, a shopping center and a retail building.  Gross sales proceeds from these dispositions totaled $2.7 million.  Also, we contributed the final two properties to an unconsolidated joint venture for $47.3 million, which included loan assumptions of $28.1 million.

Note 10.               Discontinued Operations

During the first six months of 2010, we sold one shopping center located in Texas.  During 2009, we sold 12 shopping centers and five industrial properties, of which 11 were located in Texas and two each in Arizona, New Mexico and North Carolina.  The operating results of these properties, as well as any gains on the respective disposition, have been reclassified and reported as discontinued operations in the Condensed Consolidated Statements of Income and Comprehensive Income.  Revenues recorded in operating income from discontinued operations for the three months ended June 30, 2010 and 2009, totaled $.01 million and $5.5 million, respectively, and $.03 million and $10.9 million for the six months ended June 30, 2010 and 2009, respectively.  Included in the Condensed Consolidated Balance Sheet at December 31, 2009 were $.3 million of property and $.2 million of accumulated depreciation related to the property sold during the first six months of 2010.

In 2009, one sold property had outstanding debt of $9.1 million, which was assumed by the purchaser.

We do not allocate other consolidated interest to discontinued operations because the interest savings to be realized from the proceeds of the sale of these operations was not material.

Note 11.               Notes Receivable from Real Estate Joint Ventures and Partnerships

We have ownership interests in a number of real estate joint ventures and partnerships.  Notes receivable from these entities bear interest ranging from approximately 2.1% to 10.5%.  These notes are due at various dates through 2012 and are generally secured by real estate assets.  We believe these notes are fully collectible, and no allowance has been recorded.  Interest income recognized on these notes was $.9 million and $1.2 million for three months ended June 30, 2010 and 2009, respectively, and $2.4 million and $2.0 million for the six months ended June 30, 2010 and 2009, respectively.

Effective April 1, 2010, we assumed control of two 50%-owned unconsolidated joint ventures related to a development project in Sheridan, Colorado that we had previously accounted for under the equity method of accounting.  This transaction resulted in the consolidation of the joint ventures; thus, reducing notes receivable from real estate joint ventures and partnerships by $123.9 million.

Note 12.               Related Parties

Through our management activities and transactions with our real estate joint venture and partnerships, we had accounts receivable of $2.1 million and $4.3 million outstanding as of June 30, 2010 and December 31, 2009, respectively.  We also had accounts payable and accrued expenses of $9.8 million and $10.5 million outstanding as of June 30, 2010 and December 31, 2009, respectively.  For the three months ended June 30, 2010 and 2009, we recorded joint venture fee income of $1.4 million and $1.3 million, respectively.  For both the six months ended June 30, 2010 and 2009, we recorded joint venture fee income of $2.9 million.

In October 2009, we entered into an agreement to contribute six retail properties, located in Florida and Georgia, valued at approximately $160.8 million to an unconsolidated joint venture in which we will retain a 20% ownership interest.  We closed on four properties with a total value of $114.3 million and received net proceeds of approximately $85.9 million.  During the first quarter of 2010, we contributed the final two properties to this unconsolidated joint venture for $47.3 million, which included loan assumptions of $28.1 million and the receipt of net proceeds totaling $14.0 million.

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

	June 30,	December 31,
	2010	2009

Combined Condensed Balance Sheets

Property	$1,979,411	$2,082,316
Accumulated depreciation	(221,778)	(191,478)
Property, net	1,757,633	1,890,838

Other assets, net	143,437	240,387

Total	$1,901,070	$2,131,225

Debt, net (primarily mortgages payable)	$444,465	$505,462
Amounts payable to Weingarten Realty Investors	203,223	335,622
Other liabilities, net	45,776	88,913
Total	693,464	929,997

Accumulated equity	1,207,606	1,201,228

Total	$1,901,070	$2,131,225

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Combined Condensed Statements of Income

Revenues, net	$47,080	$43,122	$94,607	$86,024

Expenses:
Depreciation and amortization	15,298	13,422	30,643	26,498
Interest, net	8,742	7,580	18,141	14,599
Operating	7,915	8,006	16,145	15,105
Ad valorem taxes, net	6,450	5,268	12,479	10,831
General and administrative	1,086	1,269	2,042	2,563
Impairment loss	231		231

Total	39,722	35,545	79,681	69,596

(Loss) gain on sale of property			(3)	11
Net income	$7,358	$7,577	$14,923	$16,439

Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differentials, which primarily arose upon the transfer of assets to the joint ventures.  The basis differentials, which totaled $12.4 million and $11.8 million at June 30, 2010 and December 31, 2009, respectively, are generally amortized over the useful lives of the related assets.

Fees earned by us for the management of these real estate joint ventures and partnerships totaled, in millions, $1.4 and $1.3 for the three months ended June 30, 2010 and 2009, respectively, and $2.9 for both the six months ended June 30, 2010 and 2009.

Effective April 1, 2010, we assumed control of two 50%-owned unconsolidated joint ventures related to a development project in Sheridan, Colorado that we had previously accounted for under the equity method of accounting.  This transaction resulted in the consolidation of the joint ventures in our consolidated financial statements.

During the first six months of 2010, two unconsolidated joint ventures each sold a retail building located in California with gross sales proceeds totaling $4.4 million.

In October 2009, we entered into an agreement to contribute six retail properties, located in Florida and Georgia, valued at approximately $160.8 million to an unconsolidated joint venture in which we will retain a 20% ownership interest.  In 2009, we closed on four properties with a total value of $114.3 million, and in December 2009, this joint venture entered into a $68.7 million secured loan.  During the first six months of 2010, we contributed the final two properties to this unconsolidated joint venture for $47.3 million, which included loan assumptions of $28.1 million.

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

Our taxable REIT subsidiary is subject to federal, state and local income taxes.  We have recorded a federal income tax benefit of $.7 million and $2.8 million for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, we have recorded a federal income tax benefit (provision) of $.6 million and ($1.7) million, respectively.  We did not have a current tax obligation as of June 30, 2010 or December 31, 2009 in association with this tax.

Our deferred tax assets and liabilities, including a valuation allowance, consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009

Deferred tax assets:
Impairment loss	$13,945	$13,945
Allowance on other assets	1,444	1,428
Interest expense	5,384	3,643
Other	2,592	1,956
Total deferred tax assets	23,365	20,972
Valuation allowance	(11,510)	(9,605)
Total deferred tax assets, net of allowance	$11,855	$11,367

Deferred tax liabilities:
Straight-line rentals	$1,189	$506
Book-tax basis differential	5,529	6,346
Total deferred tax liabilities	$6,718	$6,852

At June 30, 2010 and December 31, 2009, we have recorded a net deferred tax asset of $11.9 million and $11.4 million, respectively; including the benefit of $13.9 million of impairment losses, which will not be recognized until the related properties are sold.  Realization is dependent on generating sufficient taxable income in the year the property is sold.  Management believes it is more likely than not that a portion of these deferred tax assets, which primarily consists of impairment losses, will not be realized and established a valuation allowance totaling $11.5 million and $9.6 million as of June 30, 2010 and December 31, 2009, respectively.  However, the amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income are reduced.

We are subject to the State of Texas business tax (“Texas Franchise Tax”), which is determined by applying a tax rate to a base that considers both revenues and expenses.  Therefore, the Texas Franchise Tax is considered an income tax and is accounted for accordingly.

We recorded a provision for the Texas Franchise Tax of $.4 million and $.5 million for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, we have recorded a provision of $.8 million and $1.0 million, respectively.  The deferred tax assets and liabilities associated with this tax both totaled $.1 million as of June 30, 2010 and December 31, 2009.  Also, at June 30, 2010 and December 31, 2009, a current tax obligation of $.9 million and $2.1 million, respectively, has been recorded in association with this tax.

Note 15.               Commitments and Contingencies

We participate in six real estate ventures structured as DownREIT partnerships that have properties in Arkansas, California, Georgia, North Carolina, Texas and Utah.  As a general partner, we have operating and financial control over these ventures and consolidate their operations in our consolidated financial statements.  These ventures allow the outside limited partners to put their interest to the partnership for our common shares or an equivalent amount in cash.  We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion.  We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us.  We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion.  During the six months ended June 30, 2010 and 2009, we issued common shares valued at $.7 million and $4.7 million, respectively, in exchange for certain of these limited partnership interests or operating partnership units.  The aggregate redemption value of the operating partnership units was approximately $32 million and $33 million as of June 30, 2010 and December 31, 2009, respectively.

In January 2007, we acquired two retail properties in Arizona.  This purchase transaction includes an earnout provision of approximately $29 million that is contingent upon the subsequent development of space by the property seller.  This contingency agreement expired in July 2010.  We have an estimated obligation of $4.7 million recorded as of both June 30, 2010 and December 31, 2009.  Since inception of this obligation, $12.5 million has been paid.  Amounts paid or accrued under such earnouts are treated as additional purchase price and capitalized to the related property.

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

Related to our investment in a development project in Sheridan, Colorado that prior to April 1, 2010 was held in an unconsolidated real estate joint venture, we, our joint venture partner and the joint venture have each provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project.  The Sheridan Redevelopment Agency (“Agency”) issued $97 million of Series bonds used for an urban renewal project.  The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales, and, to the extent necessary, any amounts we may have to provide under a guaranty.  The incremental taxes and PIF are to remain intact until the earlier of the bond liability has been paid in full or 2030 (unless such date is otherwise extended by the Agency).

In July 2009, we settled a lawsuit in connection with the above project.  Among the obligations performed or to be performed by us under the terms of the settlement agreement was to cause the joint venture to purchase a portion of the bonds in the amount of $51.3 million at par plus accrued and unpaid interest to the date of such purchase, and we established a restricted cash collateral account of $47.6 million in lieu of a back-to-back letter of credit previously supporting additional bonds totaling $45.7 million.  We anticipate replacing the restricted cash collateral account with two letters of credit.  Also in connection with the Sheridan, Colorado joint venture and the issuance of the related Series A bonds, we, our joint venture partner and the joint venture have also provided a performance guaranty on behalf of the Sheridan Redevelopment Agency for the satisfaction of all obligations arising from two interest rate contracts for the combined notional amount of $97 million that matures in December 2029.  We evaluated and determined that the fair value of the guaranty both at inception and June 30, 2010 was nominal.

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

Note 16.               Identified Intangible Assets and Liabilities

Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	June 30,	December 31,
	2010	2009

Identified Intangible Assets:
Above-Market Leases (included in Other Assets, net)	$15,530	$17,278
Above-Market Leases – Accumulated Amortization	(9,817)	(11,471)
Below-Market Assumed Mortgages (included in Debt, net)	4,051	2,072
Below-Market Assumed Mortgages – Accumulated Amortization	(961)	(805)
Valuation of In Place Leases (included in Unamortized Debt and Lease Cost, net)	61,360	57,610
Valuation of In Place Leases – Accumulated Amortization	(33,584)	(32,361)

	$36,579	$32,323

Identified Intangible Liabilities:
Below-Market Leases (included in Other Liabilities, net)	$35,095	$36,951
Below-Market Leases – Accumulated Amortization	(21,998)	(21,794)
Above-Market Assumed Mortgages (included in Debt, net)	47,764	52,171
Above-Market Assumed Mortgages – Accumulated Amortization	(29,829)	(31,329)

	$31,032	$35,999

These identified intangible assets and liabilities are amortized over the applicable lease terms or the remaining lives of the assumed mortgages, as applicable.

The net amortization of above-market and below-market leases increased rental revenues by $.5 million and $.6 million for the three months ended June 30, 2010 and 2009, respectively, and by $.8 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively.  The estimated net amortization of these intangible assets and liabilities will increase rental revenues for each of the next five years as follows (in thousands):

2010 remaining	$916
2011	1,484
2012	954
2013	814
2014	765

The amortization of the in place lease intangible assets recorded in depreciation and amortization, was $1.4 million and $2.5 million for the three months ended June 30, 2010 and 2009, respectively, and $2.9 million and $4.9 million for the six months ended June 30, 2010 and 2009, respectively.  The estimated amortization of this intangible asset will increase depreciation and amortization for each of the next five years as follows (in thousands):

2010 remaining	$2,963
2011	4,664
2012	3,879
2013	3,116
2014	2,616

The amortization of above-market and below-market assumed mortgages decreased net interest expense by $.9 million and $1.1 million for the three months ended June 30, 2010 and 2009, respectively, and $1.8 million and $2.2 million for the six months ended June 30, 2010 and 2009, respectively.  The estimated amortization of these intangible assets and liabilities will decrease net interest expense for each of the next five years as follows (in thousands):

2010 remaining	$1,267
2011	1,839
2012	1,173
2013	729
2014	757

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2010
Assets:
Derivative instruments:
Interest Rate Contracts		$11,859		$11,859
Investments in grantor trusts	$12,979			12,979
Total	$12,979	$11,859		$24,838

Liabilities:
Derivative instruments:
Interest Rate Contracts		$117		$117
Deferred compensation plan obligations	$12,979			12,979
Total	$12,979	$117		$13,096

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2009
Assets:
Derivative instruments:
Interest Rate Contracts		$2,601		$2,601
Investments in grantor trusts	$13,894			13,894
Total	$13,894	$2,601		$16,495

Liabilities:
Derivative instruments:
Interest Rate Contracts		$4,634		$4,634
Deferred compensation plan obligations	$13,894			13,894
Total	$13,894	$4,634		$18,528

Fair Value Disclosures:
Unless otherwise described below, short-term financial instruments are carried at amounts which approximate their fair values based on their highly-liquid nature and/or short-term maturities.  Certain receivables reasonably approximate fair value based on expected interest rates for similar borrowings.

Debt
We estimated the fair value of our debt based on quoted market prices for publicly-traded debt and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  Fixed-rate debt with a carrying value of $2.1 billion at both June 30, 2010 and December 31, 2009 has a fair value of approximately $2.1 billion and $2.0 billion, respectively.  Variable-rate debt with carrying values of $463.2 million and $385.7 million as of June 30, 2010 and December 31, 2009, respectively, has fair values of approximately $481.0 million and $373.4 million, respectively.

Note 18.               Share Options and Awards

We have a Long-Term Incentive Plan for the issuance of options and share awards, of which .01 million is available for the future grant of options or awards at June 30, 2010.  This plan expires in 2011.  The share options granted to non-officers vest over a three-year period beginning after the grant date, and share options and restricted shares for officers vest over a five-year period after the grant date.  Restricted shares granted to trust managers and options or awards granted to retirement eligible employees are expensed immediately.

In May 2010, our shareholders approved the adoption of the Amended and Restated 2010 Long-Term Incentive Plan, for which 3.0 million of our common shares were reserved for issuance under this plan, and 2.8 million is available for the future grant of options or awards at June 30, 2010.  This plan expires in May 2020.  Currently, these share options granted to non-officers vest over a three-year period beginning after the grant date, and share options and restricted shares for officers vest over a five-year period after the grant date.  Restricted shares granted to trust managers and options or awards granted to retirement eligible employees are expensed immediately.

The grant price for both the Long-Term Incentive Plan and the Amended and Restated 2010 Long-Term Incentive Plan (“Plans”) is calculated as an average of the high and low of the quoted fair value of our common shares on the date of grant.  In the Plans, these options expire upon the earlier of termination of employment or 10 years from the date of grant, and restricted shares for officers and trust managers are granted at no purchase price.  Our policy is to recognize compensation expense for equity awards ratably over the vesting period, except for retirement eligible amounts.  For the three months ended June 30, 2010 and 2009, compensation expense, net of forfeitures, associated with share options and restricted shares totaled $1.4 million and $1.0 million, of which $.3 million was capitalized for both periods.  For the six months ended June 30, 2010 and 2009, compensation expense, net of forfeitures, associated with share options and restricted shares totaled $2.4 million and $1.7 million, of which $.6 million and $.5 million was capitalized, respectively.

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

	Six Months Ended
	June 30,
	2010	2009

Fair value per share option	$5.42	$1.99
Dividend yield	5.3%	5.2%
Expected volatility	38.78%	31.3%
Expected life (in years)	6.2	6.2
Risk-free interest rate	2.9%	1.7%

Following is a summary of the option activity for the six months ended June 30, 2010:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Outstanding, January 1, 2010	4,436,143	$27.44
Granted	504,781	22.68
Forfeited or expired	(21,517)	21.64
Exercised	(111,763)	15.16
Outstanding, June 30, 2010	4,807,644	$27.25

The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was $.2 million and $.7 million, respectively.  No share options were exercised during the three and six months ended June 30, 2009.  As of June 30, 2010 and December 31, 2009, there was approximately $4.7 million and $3.2 million, respectively, of total unrecognized compensation cost related to unvested share options, which is expected to be amortized over a weighted average of 2.7 years and 2.5 years, respectively.

The following table summarizes information about share options outstanding and exercisable at June 30, 2010:

	Outstanding				Exercisable
		Weighted					Weighted
		Average	Weighted	Aggregate		Weighted	Average	Aggregate
		Remaining	Average	Intrinsic		Average	Remaining	Intrinsic
Range of		Contractual	Exercise	Value		Exercise	Contractual	Value
Exercise Prices	Number	Life	Price	(000’s)	Number	Price	Life	(000’s)

$11.85 - $17.78	1,093,760	8.7 years	$11.85		248,281	$11.85	8.7 years

$17.79 - $26.69	1,319,205	4.8 years	$22.52		816,517	$22.42	1.6 years

$26.70 - $40.05	1,914,966	5.8 years	$34.25		1,410,072	$34.70	5.2 years

$40.06 - $49.62	479,713	6.4 years	$47.46		312,404	$47.47	6.4 years

Total	4,807,644	6.2 years	$27.25	$-	2,787,274	$30.50	4.6 years	$-

A summary of the status of unvested restricted shares for the six months ended June 30, 2010 is as follows:

	Unvested Restricted Share Awards	Weighted Average Grant Date Fair Value

Outstanding, January 1, 2010	363,236	$19.40
Granted	156,953	22.92
Vested	(102,945)	20.59
Forfeited	(405)	11.85
Outstanding, June 30, 2010	416,839	$20.44

As of June 30, 2010 and December 31, 2009, there was approximately $6.2 million and $4.6 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 2.8 years and 2.7 years, respectively.

Note 19.                      Employee Benefit Plans

We sponsor a noncontributory qualified retirement plan and a separate and independent nonqualified supplemental retirement plan for certain employees.  The components of net periodic benefit cost for both plans are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Service cost	$908	$935	$1,783	$1,755
Interest cost	677	796	1,336	1,423
Expected return on plan assets	(253)	(331)	(506)	(529)
Prior service cost	(21)	(33)	(42)	(53)
Recognized loss	164	286	329	457

Total	$1,475	$1,653	$2,900	$3,053

For the six months ended June 30, 2010 and 2009, we contributed $2.0 million and $4.9 million, respectively, to the qualified retirement plan.  Currently, we do not anticipate making any additional contributions to this plan during 2010.

We have a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the Internal Revenue Service.  Employee contributions are matched by us at the rate of $.50 per $1.00 for the first 6% of the employee's salary.  The employees vest in the employer contributions ratably over a five year period.  Compensation expense related to the plan was $.2 million for both the three months ended June 30, 2010 and 2009, and $.5 million for both the six months ended June 30, 2010 and 2009.

We also have an Employee Share Purchase Plan under which 562,500 of our common shares have been authorized.  These shares, as well as common shares purchased by us on the open market, are made available for sale to employees at a discount of 15% from the quoted market price as defined by the plan.  Shares purchased by the employee under the plan are restricted from being sold for two years from the earlier of the date of purchase or until termination of employment.  During the six months ended June 30, 2010 and 2009, a total of 26,022 and 45,252 common shares were purchased for the employees at an average price per share of $17.07 and $9.32, respectively.

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

Information concerning our reportable segments is as follows (in thousands):

	Shopping
	Center	Industrial	Other	Total

Three Months Ended June 30, 2010:
Revenues	$123,104	$13,152	$2,505	$138,761
Net Operating Income	86,878	8,942	821	96,641
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	2,457	319	(146)	2,630

Three Months Ended June 30, 2009:
Revenues	$127,151	$13,762	$1,502	$142,415
Net Operating Income (Loss)	87,608	9,635	(2)	97,241
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	3,869	140	(125)	3,884

Six Months Ended June 30, 2010:
Revenues	$245,660	$25,669	$4,568	$275,897
Net Operating Income	172,337	17,466	1,073	190,876
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	5,636	525	(295)	5,866

Six Months Ended June 30, 2009:
Revenues	$255,964	$27,030	$3,755	$286,749
Net Operating Income	180,993	19,116	464	200,573
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	7,151	462	(67)	7,546

As of June 30, 2010:
Investment in Real Estate Joint Ventures and Partnerships, net	$275,612	$38,275	$-	$313,887
Total Assets	3,413,010	357,840	1,026,495	4,797,345

As of December 31, 2009:
Investment in Real Estate Joint Ventures and Partnerships, net	$277,130	$38,118	$-	$315,248
Total Assets	3,335,198	353,736	1,201,451	4,890,385

Net operating income reconciles to income from continuing operations as shown on the Condensed Consolidated Statements of Income and Comprehensive Income as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Total Segment Net Operating Income	$96,641	$97,241	$190,876	$200,573
Depreciation and Amortization	(37,994)	(37,252)	(74,143)	(74,791)
Impairment Loss	(15,825)		(16,061)
General and Administrative	(6,069)	(7,020)	(12,660)	(13,020)
Interest Expense, net	(37,466)	(39,377)	(75,083)	(78,816)
Interest and Other Income, net	972	3,645	3,835	4,908
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	2,630	3,884	5,866	7,546
(Loss) Gain on Redemption of Convertible Senior Unsecured Notes	(135)	8,858	(135)	8,858
Gain on Land and Merchant Development Sales		4,006		18,128
Benefit (Provision) for Income Taxes	301	2,257	(175)	(2,707)

Income from Continuing Operations	$3,055	$36,242	$22,320	$70,679

Note 21.               Noncontrolling Interests

The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Six Months Ended
	June 30,
	2010	2009

Net income adjusted for noncontrolling interests	$22,411	$90,122
Transfers from the noncontrolling interests:
Increase in equity for operating partnership units	746	4,746
Decrease in equity for the acquisition of noncontrolling interests	(879)
Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$22,278	$94,868

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

We operate a portfolio of rental properties which includes neighborhood and community shopping centers and industrial properties of approximately 70.3 million square feet.  We have a diversified tenant base with our largest tenant comprising only 2.9% of total rental revenues during 2010.

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

Currently, we are focusing our efforts on improvements to our operating fundamentals and increasing shareholder value.  We have also positioned ourselves to take advantage of growth opportunities as the markets begin to improve.  We have implemented a multifaceted approach to utilizing associates from leasing, acquisitions and new development to source these opportunities.  We are also leveraging their efforts with the relationships we have in the brokerage, banking and institutional arenas.  While the number of acquisition and redevelopment opportunities entering the market has increased over 2009, the opportunities available, including the volume of quality supermarket-anchored shopping centers, remain well below historical averages.  To date, we have not pursued most of these deals for a variety of reasons; however, we continue to review and evaluate other potential acquisition opportunities.

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

At June 30, 2010, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 376 developed income-producing properties and 10 properties under various stages of construction and development.  The total number of centers includes 306 neighborhood and community shopping centers, 77 industrial projects and three other operating properties located in 23 states spanning the country from coast to coast.

We also owned interests in 42 parcels of land held for development that totaled approximately 35.9 million square feet.

We had approximately 6,900 leases with 5,000 different tenants at June 30, 2010.

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

In assessing the performance of our properties, management carefully tracks the occupancy of the portfolio.  Occupancy for the total portfolio was 90.8% at June 30, 2010 compared to 90.9% at June 30, 2009. While we will continue to monitor the economy and the effects on our retailers, we believe the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio will allow us to maintain occupancy levels of above 90% as we move through this year, absent bankruptcies by multiple national or regional tenants.  The weakened economy contributed to a decrease in the spread in rental rates on a same-space basis as we complete new leases and renew existing leases.  We completed 742 new leases or renewals during the first six months of 2010 totaling 3.8 million square feet; decreasing rental rates an average of 3.5% on a cash basis.  While we have seen some strengthening on our renewal rates, new lease rates continue to be a challenge and are expected to remain a challenge through the end of the year.

New Development
At June 30, 2010, we had 10 properties in various stages of development.  We have funded $195.5 million to date on these projects and, at completion, we estimate our investment upon completion to be $169.5 million, net of proceeds from land sales and tax incentive financing of $26.1 million.  The majority of these properties are slated to be completed over the next one to three years with a projected return on investment of approximately 7.8% when completed.

We have approximately $184.4 million, net of impairment charges, in land held for development.  Due to our analysis of current economic considerations, including the effects of tenant bankruptcies, lack of available funding and halt of tenant expansion plans for new development projects, our plans related to our new development properties including land held for development could change.  While we will continue to monitor this market closely, we anticipate little if any investment in land held for development or new projects during the remainder of 2010.

Merchant development is a program where we acquire or develop a project with the objective of selling all or part of it, instead of retaining it in our portfolio on a long-term basis.  Disposition of land parcels are also included in this program.  Our business plan calls for no material merchant development sales during 2010.

Acquisitions and Joint Ventures
Acquisitions are a key component of our long-term strategy. However, the turmoil in the capital markets and current economic conditions has significantly reduced the number of quality transactions in the marketplace and, therefore, has created uncertainty with respect to pricing.  The use of joint venture arrangements is key to our long-term strategy.  Partnering with institutional investors through real estate joint ventures enables us to acquire high quality assets in our target markets while also meeting our financial return objectives.  Under these arrangements, we benefit from access to lower-cost capital, as well as leveraging our expertise to provide fee-based services, such as acquisition, leasing, property management and asset management, to the joint ventures.

During the second quarter of 2010, we acquired a distribution center in San Antonio, Texas for approximately $7.8 million.

During the first quarter of 2010, we contributed the final two properties to an unconsolidated joint venture for $47.3 million, which included loan assumptions of $28.1 million and the receipt of net proceeds totaling $14.0 million.

Effective April 1, 2010, we assumed control of two 50%-owned unconsolidated joint ventures related to a development project in Sheridan, Colorado that we had previously accounted for under the equity method of accounting.  This transaction resulted in the consolidation of these joint ventures, which required us to revalue our investments to fair value, resulting in an impairment loss of $15.8 million and an increase in net assets of $87.6 million.

We have a real estate limited partnership with a foreign institutional investor to purchase up to $250 million of retail properties in various states.  Our ownership in this unconsolidated real estate limited partnership is 20.1%.  As of June 30, 2010, no properties had been purchased.

While we are not currently pursuing new joint ventures utilizing our current asset pool, we continue to monitor our joint venture relationships and evaluate whether new or existing relationships could provide equity for new investments.  Although we have no current plans, it is uncertain whether we will be successful in completing any additional transactions in the near future.

Joint venture and outside fee income for the six months ended June 30, 2010 and 2009 was approximately $3.4 million and $3.2 million, respectively.  This fee income is based upon revenues, net income and in some cases appraised property values.  We anticipate these fees to marginally improve in 2010 from our 2009 performance.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

Revenues
Total revenues were $138.8 million in the second quarter of 2010 versus $142.4 million in the second quarter of 2009, a decrease of $3.6 million or 2.5%.  This decrease is primarily attributable to a decrease of $3.8 million in net rental revenues.  The decrease in net rental revenues resulted primarily from the sale of an 80% interest in six shopping centers, which totaled $5.3 million.  Offsetting this decline of $5.3 million is a reduction in bad debt expense of $1.5 million as a result of the slight improvement in the economy.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	June 30,
	2010	2009

Shopping Centers	92.6%	92.1%
Industrial	86.0%	87.7%
Total	90.8%	90.9%

Expenses
Total expenses for the second quarter of 2010 were $102.0 million versus $89.4 million in the second quarter of 2009, an increase of $12.6 million or 14.1%.  The increase resulted primarily from an impairment loss of $15.8 million associated with the requirement to record our equity interests in two previously unconsolidated real estate joint ventures at their estimated fair values in accounting for the consolidation of these joint ventures.  Offsetting this impairment loss is decreases in ad valorem taxes and operating expenses of $2.0 million and $1.0 million, respectively.  The decrease in ad valorem taxes resulted primarily from the sale of an 80% interest in six shopping centers and rate and valuation changes from the prior year, while the decrease in operating expenses resulted primarily with a decrease in management fees of $1.3 million due to a fair value decrease of $1.5 million in the assets held in grantor trust related to our deferred compensation plan.  Overall, direct operating costs and expenses (operating and net ad valorem taxes) of operating our properties as a percentage of rental revenues were 31.1% and 32.5% for the three months ended June 30, 2010 and 2009, respectively.

Interest Expense, net
Net interest expense totaled $37.5 million for the second quarter of 2010, down $1.9 million or 4.9% from the second quarter of 2009.  The components of net interest expense were as follows (in thousands):

	Three Months Ended
	June 30,
	2010	2009

Gross interest expense	$38,679	$41,453
Amortization of convertible bond discount	555	1,810
Over-market mortgage adjustment	(899)	(1,064)
Capitalized interest	(869)	(2,822)

Total	$37,466	$39,377

Gross interest expense totaled $38.7 million in the second quarter of 2010, down $2.8 million or 6.7% from the second quarter of 2009.  The decrease in gross interest expense was due primarily to the reduction in the average debt outstanding, resulting from the retirement of convertible notes and other unsecured debt, including the revolving credit facility from our April 2009 common equity offering.  For the second quarter of 2010, the weighted average debt outstanding was $2.5 billion at a weighted average interest rate of 6.2% as compared to $2.8 billion outstanding at a weighted average interest rate of 5.8% for the second quarter of 2009.  The decrease of $1.3 million in the amortization of convertible bond discount relates to the retirement of the convertible notes.  Capitalized interest decreased $2.0 million as a result of new development stabilizations, completions and the cessation of carrying costs capitalization on several new development projects transferred to land held for development.

Interest and Other Income, net
Net interest and other income was $1.0 million in the second quarter of 2010 versus $3.6 million in the second quarter of 2009, a decrease of $2.6 million or 72.2%.  This decrease resulted primarily from the fair value decrease of $2.3 million associated with the assets held in a grantor trust related to our deferred compensation plan.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
The decrease in net equity earnings of real estate joint ventures and partnerships of $1.3 million or 32.3% is primarily attributable to a decline in income at our investments from the cessation of carrying cost capitalization at several new development properties and the completions of new development and other capital activities.  Also, contributing to the decrease is the consolidation of two real estate joint ventures that had been previously accounted for under the equity method of accounting.

(Loss) Gain on Redemption of Convertible Senior Unsecured Notes
The loss in 2010 of $.1 million resulted from the purchase and cancellation of $4.0 million of our 3.95% convertible senior unsecured notes at a premium to par value as compared to the gain of $8.9 million from the purchase and cancellation of $82.3 million of our 3.95% convertible senior unsecured notes at a discount to par value in 2009.

Gain on Land and Merchant Development Sales
The decrease in gain on land and merchant development sales of $4.0 million is primarily attributable to the gain of $3.9 million associated with the sale of an unconsolidated joint venture interest in a shopping center in Colorado in 2009.

Benefit for Income Taxes
The decrease in the income tax benefit of $2.0 million is attributable primarily to our taxable REIT subsidiary associated with the utilization of an interest expense disallowance and a net operating loss carryforward caused by a change in the calculation of tax bonus depreciation in 2009.

(Loss) Gain on Sale of Property
The decrease in (loss) gain on sale of property of $4.9 million is attributable primarily to the 2009 dispositions of a building at two operating properties each with a gain of $2.0 million.  Also, contributing to this decrease is a 2009 condemnation settlement of $.9 million.

Results of Operations

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

Revenues
Total revenues were $275.9 million in the first six months of 2010 versus $286.7 million in the first six months of 2009, a decrease of $10.8 million or 3.8%.  This decrease is primarily attributable to a decrease in net rental revenues of $10.0 million, which resulted predominately from the sale of an 80% interest in six shopping centers totaling $9.7 million.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	June 30,
	2010	2009

Shopping Centers	92.6%	92.1%
Industrial	86.0%	87.7%
Total	90.8%	90.9%

Expenses
Total expenses in the first six months of 2010 were $187.9 million versus $174.0 million in the first six months of 2009, an increase of $13.9 million or 8.0%.  The increase resulted primarily from an impairment loss of $16.1 million and an increase in operating expenses of $1.9 million, which is offset by a decrease in ad valorem taxes of $3.0 million.  The impairment loss is predominantly associated with the requirement to record our equity interests in two previously unconsolidated real estate joint ventures at their estimated fair values in accounting for the consolidation of these joint ventures.  The increase in operating expenses resulted primarily from an increase in insurance premiums of $.6 million and marginal increases in professional fees, maintenance repair expenses and other operating expenses of the portfolio.  The decrease in ad valorem taxes resulted primarily from the sale of an 80% interest in six shopping centers and rate and valuation changes from the prior year.  Overall, direct operating costs and expenses (operating and net ad valorem taxes) of operating our properties as a percentage of rental revenues were 31.6% and 30.8% for the six months ended June 30, 2010 and 2009, respectively.

Interest Expense, net
Net interest expense totaled $75.1 million in the first six months of 2010, down $3.7 million or 4.7% from the first six months of 2009.  The components of net interest expense were as follows (in thousands):

	Six Months Ended
	June 30,
	2010	2009

Gross interest expense	$77,765	$83,052
Amortization of convertible bond discount	1,119	3,888
Over-market mortgage adjustment	(1,809)	(2,105)
Capitalized interest	(1,992)	(6,019)

Total	$75,083	$78,816

Gross interest expense totaled $77.8 million in the first six months of 2010, down $5.3 million or 6.4% from the first six months of 2009.  The decrease in gross interest expense was due primarily to the reduction in the average debt outstanding, resulting from the retirement of convertible notes and other unsecured debt, including the revolving credit facility from our April 2009 common equity offering.  For the first six months of 2010, the weighted average debt outstanding was $2.5 billion at a weighted average interest rate of 6.2% as compared to $3.0 billion outstanding at a weighted average interest rate of 5.4% in 2009.  The decrease of $2.8 million in the amortization of convertible bond discount relates to the retirement of the convertible notes.  Capitalized interest decreased $4.0 million as a result of new development stabilizations, completions and the cessation of carrying costs capitalization on several new development projects transferred to land held for development.

Interest and Other Income, net
Net interest and other income was $3.8 million in the first six months of 2010 versus $4.9 million in the first six months of 2009, a decrease of $1.1 million or 22.4%.  This decrease resulted primarily from the fair value decrease of $1.5 million associated with the assets held in a grantor trust related to our deferred compensation plan.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
The decrease in net equity earnings of real estate joint ventures and partnerships of $1.7 million or 22.3% is primarily attributable to a decline in income at our investments from the cessation of carrying cost capitalization at several new development properties and the completions of new development and other capital activities.  Also, contributing to the decrease is the consolidation of two real estate joint ventures that had been previously accounted for under the equity method of accounting.

(Loss) Gain on Redemption of Convertible Senior Unsecured Notes
The loss in 2010 of $.1 million resulted from the purchase and cancellation of $4.0 million of our 3.95% convertible senior unsecured notes at a premium to par value as compared to the gain of $8.9 million from the purchase and cancellation of $82.3 million of our 3.95% convertible senior unsecured notes at a discount to par value in 2009.

Gain on Land and Merchant Development Sales
The decrease in gain on land and merchant development sales of $18.1 million is primarily attributable to the gain on the sale of a land parcel in New Mexico and the sale of an unconsolidated joint venture interest in a shopping center in Colorado in 2009.

Provision for Income Taxes
The decrease in the income tax provision of $2.5 million is attributable primarily to our taxable REIT subsidiary associated with merchant development gains in 2009.

Gain on Sale of Property
The decrease in gain on sale of property of $10.5 million is attributable primarily to a disposition, which produced a gain of $6.3 million, as well as dispositions of a building at two operating properties each with a gain of $2.0 million that occurred in 2009.

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

The primary sources of capital for funding any debt maturities and acquisitions are our revolving credit facility; proceeds from both secured and unsecured debt issuances; proceeds from common and preferred capital issuances; cash generated from the sale of property and the formation of joint ventures; and cash flow generated by our operating properties.  Amounts outstanding under the revolving credit facility are retired as needed with proceeds from the issuance of long-term debt, common and preferred equity, cash generated from disposition of properties and cash flow generated by our operating properties.  As of June 30, 2010, we had no amounts outstanding under our $500 million revolving credit facility.  We have repositioned our future debt maturities to manageable levels and had $36.5 million invested in short-term cash investments at June 30, 2010.  During July 2010, we established a restricted cash collateral account of $47.6 million as part of a settlement agreement in connection with a development project in Sheridan, Colorado, which we anticipate to replace with two letters of credit.  See Contractual Obligations for additional information.

Our most restrictive debt covenants including debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios, limit the amount of additional leverage we can add; however, we believe the sources of capital described above are adequate to execute our business strategy and remain in compliance with our debt covenants.

We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships.  Off balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $443.8 million of which our ownership percentage is $126.8 million at June 30, 2010.  Scheduled principal mortgage payments on this debt at 100% are as follows (in millions):

2010 remaining	$43.5
2011	40.5
2012	27.4
2013	52.4
2014	101.9
Thereafter	178.1
Total	$443.8

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

Investing Activities:

Acquisitions and Joint Ventures
Retail Properties.
During the first half of 2010, we contributed the final two properties to an unconsolidated joint venture for $47.3 million, which included loan assumptions of $28.1 million and the receipt of net proceeds totaling $14.0 million.

Industrial Properties.
During the first half of 2010, we acquired a distribution center in San Antonio, Texas for approximately $7.8 million.

Dispositions
Retail Properties.
During the first half of 2010, we sold a shopping center located in Texas and one retail building located in Kentucky.  Gross sales proceeds from these dispositions totaled $2.4 million and generated gains of $.6 million.  Also, two unconsolidated real estate joint ventures, each sold a retail building located in California with gross sales proceeds totaling $4.4 million.

Industrial Properties.
There were no dispositions of industrial properties during the first half of 2010.

Land and Merchant Development.
During the first half of 2010, we sold one land parcel located in Texas with gross sales proceeds of $.4 million.

New Development and Capital Expenditures
At June 30, 2010, we had 10 projects under construction with a total square footage of approximately 2.7 million.  The majority of these properties are slated to be completed over the next one to three years, and we expect our investment in these properties upon completion to be $169.5 million, net of proceeds from land sales and tax incentive financing of $26.1 million.

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

Capital expenditures for additions to the existing portfolio, acquisitions, new development and our share of investments in unconsolidated real estate joint ventures and partnerships totaled $52.7 million and $97.3 million for the six months ended June 30, 2010 and 2009, respectively.  We have entered into commitments aggregating $42.4 million comprised principally of construction contracts which are generally due in 12 to 36 months.

Financing Activities:

Debt
Total debt outstanding was $2.5 billion at both June 30, 2010 and December 31, 2009.  Total debt at June 30, 2010 included $2.1 billion on which interest rates are fixed and $463.2 million, including the effect of $416.6 million of interest rate contracts that bear interest at variable rates.  Additionally, debt totaling $1.2 billion was secured by operating properties while the remaining $1.4 billion was unsecured.  At June 30, 2010, we had $36.5 million invested in short-term cash instruments.  During July 2010, we established a restricted cash collateral account of $47.6 million as part of a settlement agreement in connection with a  development project in Sheridan, Colorado, which we anticipate to replace with two letters of credit.  In February 2010, we entered into an amended and restated $500 million unsecured revolving credit facility.  The $500 million unsecured revolving credit facility expires in February 2013 and provides borrowing rates that float at a margin over LIBOR plus a facility fee.  The borrowing margin and facility fee are priced off a grid that is tied to our senior unsecured credit ratings, which are currently 275.0 and 50.0 basis points, respectively.  The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million.  Additionally, an accordion feature allows us to increase the new facility amount up to $700 million.  As of July 31, 2010, no amounts were outstanding under this facility, and we had excess cash of $22.0 million.  The available balance under our revolving credit facility was $491.7 million at July 31, 2010, which is net of $8.3 million in outstanding letters of credit.

Effective May 2010, we entered into an agreement for an unsecured and uncommitted overnight facility totaling $99 million with a bank that we intend to maintain for cash management purposes.  The facility provides for fixed interest rate loans at a 30 day LIBOR rate plus a borrowing margin based on market liquidity.  During 2010, we had no amounts outstanding under this facility.

We believe we were in full compliance with all of our covenants as of June 30, 2010.  Our five most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios.  These ratios as defined in our agreements were as follows at June 30, 2010:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	46.6%
Secured Debt to Asset Ratio	Less than 30.0%	22.6%
Fixed Charge Ratio	Greater than 1.5	1.94
Unencumbered Interest Ratio	Greater than 2.0	3.59
Unencumbered Debt Yield Ratio	Greater than 13.0%	19.7%

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

In April 2010, we entered into two interest rate contracts with a total notional amount of $71.3 million that mature in October 2017, which convert fixed interest payments at rates of 7.5% to variable interest payments.  These contracts were designated as fair value hedges, and we have determined that they are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates.

At June 30, 2010, we had 15 interest rate contracts with an aggregate notional amount of $416.6 million, of which $416.0 million is designated as fair value hedges that convert fixed interest payments at rates ranging from 4.2% to 7.5% to variable interest payments ranging from .5% to 6.3%.  We could be exposed to losses in the event of nonperformance by the counter-parties; however, management believes such nonperformance is unlikely.

Equity
In February 2010, our Board of Trust Managers approved an increase to our quarterly dividend rate from $.25 to $.26 per share commencing with the first quarter 2010 distribution.  Common and preferred dividends totaled $79.0 million during the first six months of 2010.  Our dividend payout ratio on common equity for the three and six months ended June 30, 2010 approximated 90.8% and 75.0%, respectively, based on FFO for the respective period.

In December 2008, we filed a universal shelf registration which is effective for three years.  We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

In May 2010, our shareholders approved an amendment to increase the number of authorized common shares of beneficial interest, $0.03 par value per share, from 150.0 million to 275.0 million.

Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our revolving credit facility.  We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center.  In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business.  The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable.  We have entered into commitments aggregating $42.4 million comprised principally of construction contracts which are generally due in 12 to 36 months.  The following table summarizes our primary contractual obligations as of June 30, 2010 (in thousands):

	Remaining
	2010	2011	2012	2013	2014	Thereafter	Total
Mortgages and Notes Payable: (1)
Unsecured Debt	$79,588	$194,329	$240,619	$220,785	$342,001	$590,544	$1,667,866
Secured Debt	68,993	158,728	184,994	217,090	213,385	660,943	1,504,133

Lease Payments	1,795	3,570	3,382	3,352	3,118	126,761	141,978

Other Obligations (2)	2,264	32,004	470				34,738

Total Contractual Obligations	$152,640	$388,631	$429,465	$441,227	$558,504	$1,378,248	$3,348,715
_______________
(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at June 30, 2010, excluding the effect of interest rate contracts.  Also, excludes a $97.0 million debt service guaranty liability.

(2)
Other obligations include income and ad valorem tax payments, commitments associated with our secured debt, contributions to our retirement plan and other employee payments.  Severance and change in control agreements have not been included as the amounts and payouts are not anticipated.

Related to our investment in a development project in Sheridan, Colorado that prior to April 1, 2010 was held in an unconsolidated real estate joint venture, we, our joint venture partner and the joint venture have each provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project.  The Sheridan Redevelopment Agency (“Agency”) issued $97 million of Series bonds used for an urban renewal project.  The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales, and, to the extent necessary, any amounts we may have to provide under a guaranty.  The incremental taxes and PIF are to remain intact until the earlier of the bond liability has been paid in full or 2030 (unless such date is otherwise extended by the Agency).

In July 2009, we settled a lawsuit in connection with the above project.  Among the obligations performed or to be performed by us under the terms of the settlement agreement was to cause the joint venture to purchase a portion of the bonds in the amount of $51.3 million at par plus accrued and unpaid interest to the date of such purchase, and we established a restricted cash collateral account of $47.6 million in lieu of a back-to-back letter of credit previously supporting additional bonds totaling $45.7 million.  We anticipate replacing the restricted cash collateral account with two letters of credit.  Also in connection with the Sheridan, Colorado joint venture and the issuance of the related Series A bonds, we, our joint venture partner and the joint venture have also provided a performance guaranty on behalf of the Sheridan Redevelopment Agency for the satisfaction of all obligations arising from two interest rate contracts for the combined notional amount of $97 million that matures in December 2029.  We evaluated and determined that the fair value of the guaranty both at inception and June 30, 2010 was nominal.

We have evaluated the remaining outstanding guaranties and have determined that the fair value of these guaranties is nominal.

Off Balance Sheet Arrangements

As of June 30, 2010, none of our off balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources.  Letters of credit totaling $8.3 million and $7.2 million were outstanding under the revolving credit facility at June 30, 2010 and December 31, 2009, respectively.

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

Reconsideration events, including  changes in variable interests, could cause us to consolidate these joint ventures and partnerships.  We continuously evaluate these events as we become aware of them.  Some triggers to be considered are additional contributions required by each partner and each partner’s ability to make those contributions.  Under certain of these circumstances, we may purchase our partner’s interest.  Our material unconsolidated real estate joint ventures are with entities which appear sufficiently stable; however, if market conditions were to continue to deteriorate and our partners are unable to meet their commitments, there is a possibility we may have to consolidate these entities.  If we were to consolidate all of our unconsolidated real estate joint ventures, we would still be in compliance with our debt covenants, and we believe there would not be a material change in our credit ratings.

In December 2009, an unconsolidated joint venture became a variable interest entity through the issuance of a secured loan since the lender has the ability to make decisions that could have a significant impact on the success of the entity.  The unconsolidated joint venture’s maximum exposure to loss is limited to the venture’s outstanding debt, which is approximately $67.3 million at June 30, 2010.

In July 2008, a 47.75%-owned unconsolidated real estate joint venture acquired an 83.34% interest in a joint venture owning a 919,000 square foot new development property to be constructed in Aurora, Colorado.  The acquired joint venture is a variable interest entity to the unconsolidated joint venture since it provided a guaranty on debt obtained by the acquired joint venture, which was approximately $45.4 million at June 30, 2010.  We have evaluated and determined that the fair value of the guaranty both at inception and June 30, 2010 was nominal.

In August 2008, we executed a real estate limited partnership with a foreign institutional investor to purchase up to $250 million of retail properties in various states.  Our ownership in this unconsolidated real estate limited partnership is 20.1%.  As of June 30, 2010, no properties had been purchased.

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

FFO is calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net (loss) income attributable to common shareholders	$(5,566)	$39,238	$4,673	$72,384
Depreciation and amortization	35,734	36,637	70,188	73,800
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	4,922	4,425	9,945	8,565
Gain on sale of property	(618)	(11,124)	(1,461)	(18,353)
(Gain) loss on sale of property of unconsolidated real estate joint ventures and partnerships	(1)		1	(4)
Funds from operations	34,471	69,176	83,346	136,392
Funds from operations attributable to operating partnership units		489
Funds from operations assuming conversion of operating partnership units	$34,471	$69,665	$83,346	$136,392

Weighted average shares outstanding - basic	119,936	111,840	119,858	99,478
Effect of dilutive securities:
Share options and awards		486	797	455
Operating partnership units		2,102

Weighted average shares outstanding - diluted	119,936	114,428	120,655	99,933

ITEM 3.                Quantitative and Qualitative Disclosures about Market Risk

We use fixed and floating-rate debt to finance our capital requirements.  These transactions expose us to market risk related to changes in interest rates.  Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions.  These agreements expose us to credit risk in the event of non-performance by the counter-parties.  We do not engage in the trading of derivative financial instruments in the normal course of business.  At June 30, 2010, we had fixed-rate debt of $2.1 billion and variable-rate debt of $463.2 million, after adjusting for the net effect of $416.6 million notional amount of interest rate contracts.  In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $4.6 million associated with our variable-rate debt, including the effect of the interest rate contracts.  The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $15.6 million and $94.5 million, respectively.

ITEM 4.                Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2010.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010.

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.                Removed and Reserved

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

DATE:  August 9, 2010

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
Form of Indenture between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor in interest to JPMorgan Chase Bank, National Association, formerly and Texas Commerce Bank National Association) (filed as Exhibit 4(a) to WRI's Registration Statement on Form S-3 (No. 33-57659) dated February 10, 1995 and incorporated herein by reference).

4.2	—
Form of Indenture between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor in interest to JPMorgan Chase Bank, National Association, formerly and Texas Commerce Bank National Association) (filed as Exhibit 4(b) to WRI's Registration Statement on Form S-3 (No. 33-57659) and incorporated herein by reference).

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

10.56†	—	Amended and Restated 2010 Long-Term Incentive Plan (filed as Exhibit 99.1 to WRI’s Form 8-K dated April 26, 2010 and incorporated herein by reference).

10.57†	—
Amendment No. 4 to the Weingarten Realty Investors Deferred Compensation Plan dated February 26, 2010 (filed as Exhibit 10.57 on WRI’s Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.58†	—
Amendment No. 4 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated May 6, 2010 (filed as Exhibit 10.58 on WRI’s Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.59†*	—
First Amendment to Promissory Note with Reliance Trust Company, Trustee of the Trust under the Weingarten Realty Investors Deferred Compensation Plan, Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan dated March 11, 2010 (replaces Exhibit 10.59 on WRI’s Form 10-Q for the quarter ended March 31, 2010).

10.60†*	—	2002 WRI Employee Share Purchase Plan dated May 6, 2003.
10.61†*	—	Amended and Restated 2002 WRI Employee Share Purchase Plan dated May 10, 2010.
10.62*	—	Fixed Rate Promissory Note with JPMorgan Chase Bank, National Association dated May 11, 2010.
31.1*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

_______________

*	Filed with this report.

**	Furnished with this report.

†	Management contract or compensation plan or arrangement.