Form 10-Q
period 2010-09-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2010-11-05
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES ☒   NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☒

As of November 1, 2010, there were 120,415,918 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Rentals, net	$134,643	$138,175	$404,043	$417,560
Other	4,396	4,898	10,893	12,262
Total	139,039	143,073	414,936	429,822

Expenses:
Depreciation and amortization	37,297	36,694	111,440	111,485
Operating	25,456	25,506	77,154	75,310
Real estate taxes, net	15,653	18,100	48,976	54,472
Impairment loss	4,941	32,774	21,002	32,774
General and administrative	6,443	6,178	19,103	19,198
Total	89,790	119,252	277,675	293,239

Operating Income	49,249	23,821	137,261	136,583
Interest Expense, net	(36,679)	(36,431)	(111,762)	(115,247)
Interest and Other Income, net	3,070	3,596	6,905	8,504
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	3,455	(4,763)	9,321	2,783
Gain (Loss) on Redemption of Convertible Senior Unsecured Notes		16,453	(135)	25,311
Gain on Land and Merchant Development Sales		491		18,619
Benefit (Provision) for Income Taxes	20	(4,332)	(155)	(7,039)
Income (Loss) from Continuing Operations	19,115	(1,165)	41,435	69,514
Operating (Loss) Income from Discontinued Operations		(722)	12	3,228
Gain on Sale of Property from Discontinued Operations		398	618	7,385
(Loss) Income from Discontinued Operations		(324)	630	10,613
Gain on Sale of Property	126	994	968	12,374
Net Income (Loss)	19,241	(495)	43,033	92,501
Less: Net Income Attributable to Noncontrolling Interests	(1,712)	(20)	(3,093)	(2,894)
Net Income (Loss) Adjusted for Noncontrolling Interests	17,529	(515)	39,940	89,607
Dividends on Preferred Shares	(8,869)	(8,869)	(26,607)	(26,607)
Net Income (Loss) Attributable to Common Shareholders	$8,660	$(9,384)	$13,333	$63,000

Earnings Per Common Share - Basic:
Income (loss) from continuing operations attributable to common shareholders	$0.07	$(0.08)	$0.10	$0.49
Income from discontinued operations			0.01	0.10
Net income (loss) attributable to common shareholders	$0.07	$(0.08)	$0.11	$0.59

Earnings Per Common Share - Diluted:
Income (loss) from continuing operations attributable to common shareholders	$0.07	$(0.08)	$0.10	$0.49
Income from discontinued operations			0.01	0.10
Net income (loss) attributable to common shareholders	$0.07	$(0.08)	$0.11	$0.59

Comprehensive Income:
Net Income (Loss)	$19,241	$(495)	$43,033	$92,501
Net unrealized loss on derivatives	(262)		(262)
Amortization of loss on derivatives	619	620	1,947	1,862
Comprehensive Income	19,598	125	44,718	94,363
Comprehensive Income Attributable to Noncontrolling Interests	(1,712)	(20)	(3,093)	(2,894)
Comprehensive Income Adjusted for Noncontrolling Interests	$17,886	$105	$41,625	$91,469

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30,	December 31,
	2010	2009
ASSETS
Property	$4,709,820	$4,658,396
Accumulated Depreciation	(939,209)	(856,281)
Property, net *	3,770,611	3,802,115
Investment in Real Estate Joint Ventures and Partnerships, net	312,302	315,248
Total	4,082,913	4,117,363
Notes Receivable from Real Estate Joint Ventures and Partnerships	187,594	317,838
Unamortized Debt and Lease Costs, net	109,498	103,396
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $9,402 in 2010 and $10,380 in 2009) *	88,755	96,372
Cash and Cash Equivalents *	31,814	153,584
Restricted Deposits and Mortgage Escrows	61,767	12,778
Other, net	247,740	89,054
Total	$4,810,081	$4,890,385

LIABILITIES AND EQUITY
Debt, net *	$2,574,845	$2,531,847
Accounts Payable and Accrued Expenses	121,375	137,727
Other, net	103,231	114,155
Total	2,799,451	2,783,729

Commitments and Contingencies

Equity:
Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2010 and 2009; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2010 and 2009; liquidation preference $72,500	1	1
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 140 shares issued and outstanding in 2010 and 2009; liquidation preference $350,000	4	4
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 120,411 in 2010 and 120,098 in 2009	3,625	3,615
Accumulated Additional Paid-In Capital	1,966,882	1,958,975
Net Income Less Than Accumulated Dividends	(117,850)	(37,350)
Accumulated Other Comprehensive Loss	(22,273)	(23,958)
Shareholders' Equity	1,830,392	1,901,290
Noncontrolling Interests	180,238	205,366
Total Equity	2,010,630	2,106,656
Total	$4,810,081	$4,890,385

* Consolidated Variable Interest Entities' Assets and Liabilities included in the above balances (See Notes 2 and 3):
Property, net	$234,268	$237,710
Accrued Rent and Accounts Receivable, net	7,716	9,515
Cash and Cash Equivalents	11,829	13,085
Debt, net	281,673	282,096

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash Flows from Operating Activities:
Net Income	$43,033	$92,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,446	115,291
Amortization of deferred financing costs and debt discount	3,861	8,741
Impairment loss	21,002	35,889
Equity in earnings (loss) of real estate joint ventures and partnerships, net	(9,321)	(2,783)
Gain on land and merchant development sales		(18,619)
Gain on sale of property	(1,586)	(19,759)
Loss (gain) on redemption of convertible senior unsecured notes	135	(25,311)
Distributions of income from unconsolidated real estate joint ventures and partnerships	1,289	1,954
Changes in accrued rent and accounts receivable, net	5,821	11,200
Changes in other assets, net	(14,122)	(3,620)
Changes in accounts payable and accrued expenses	(11,969)	(14,403)
Other, net	8,462	8,156
Net cash provided by operating activities	158,051	189,237

Cash Flows from Investing Activities:
Investment in property	(85,338)	(85,693)
Proceeds from sale and disposition of property, net	17,302	121,407
Change in restricted deposits and mortgage escrows	(49,882)	18,726
Notes receivable from real estate joint ventures and partnerships and other receivables:
Advances	(7,602)	(92,293)
Collections	15,127	5,555
Real estate joint ventures and partnerships:
Investments	(1,213)	(3,594)
Distributions of capital	12,296	12,701
Other, net	1,522
Net cash used in investing activities	(97,788)	(23,191)

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	336	341,040
Common shares of beneficial interest, net	2,030	439,097
Principal payments of debt	(100,860)	(563,700)
Changes in unsecured revolving credit facilities	50,000	(193,000)
Common and preferred dividends paid	(118,472)	(130,409)
Debt issuance costs paid	(6,367)	(5,633)
Other, net	(8,700)	(7,693)
Net cash used in financing activities	(182,033)	(120,298)

Net (decrease) increase in cash and cash equivalents	(121,770)	45,748
Cash and cash equivalents at January 1	153,584	58,946
Cash and cash equivalents at September 30	$31,814	$104,694

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Accumulated Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

Balance, January 1, 2009	$8	$2,625	$1,514,940	$(37,245)	$(29,676)	$204,031	$1,654,683
Net income				89,607		2,894	92,501
Shares issued in exchange for noncontrolling interests		6	6,394			(6,400)
Issuance of common shares		966	438,089				439,055
Shares issued under benefit plans		8	4,043				4,051
Dividends declared – common shares (1)				(105,770)			(105,770)
Dividends declared – preferred shares (2)				(24,639)			(24,639)
Sale of properties with noncontrolling interests						23,521	23,521
Distributions to noncontrolling interests						(12,070)	(12,070)
Contributions from noncontrolling interests						4,518	4,518
Purchase and cancellation of convertible senior unsecured notes			(16,110)				(16,110)
Other comprehensive income					1,862		1,862
Other, net			1,952	(1,968)		11	(5)
Balance, September 30, 2009	$8	$3,605	$1,949,308	$(80,015)	$(27,814)	$216,505	$2,061,597

Balance, January 1, 2010	$8	$3,615	$1,958,975	$(37,350)	$(23,958)	$205,366	$2,106,656
Net income				39,940		3,093	43,033
Shares issued in exchange for noncontrolling interests		1	745			(746)
Shares issued under benefit plans		9	5,981				5,990
Dividends declared – common shares (1)				(93,833)			(93,833)
Dividends declared – preferred shares (2)				(24,639)			(24,639)
Distributions to noncontrolling interests						(9,815)	(9,815)
Contributions from noncontrolling interests						1,336	1,336
Consolidation of joint ventures						(18,573)	(18,573)
Other comprehensive income					1,685		1,685
Other, net			1,181	(1,968)		(423)	(1,210)
Balance, September 30, 2010	$8	$3,625	$1,966,882	$(117,850)	$(22,273)	$180,238	$2,010,630

(1)	Common dividends per share were $1.025 and $.78 for the nine months ended September 30, 2009 and 2010, respectively.
(2)	Series D, E and F preferred dividends per share were $37.97, $130.31 and $121.88, respectively, for both the nine months ended September 30, 2009 and 2010.

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

We operate a portfolio of properties that include neighborhood and community shopping centers and industrial properties of approximately 70.6 million square feet.  We have a diversified tenant base with our largest tenant comprising only 2.9% of total rental revenues during 2010.

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

Impairment
Our property is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property, including site costs, capitalized interest and any identifiable intangible assets, may not be recoverable.

If such an event occurs, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property.  If we determine the carrying amount is not recoverable, our basis in the property is reduced to its estimated fair value to reflect impairment in the value of the asset.  Fair values are determined by management utilizing cash flow models, market capitalization rates and market discount rates, or by obtaining third-party broker and appraisal estimates in accordance with our fair value measurements policy.

We continuously review current economic considerations at each reporting period, including the effects of tenant bankruptcies, the suspension of tenant expansion plans for new development projects, declines in real estate values, and any changes to plans related to our new development properties including land held for development, to identify properties where we believe market values may be deteriorating.  Impairments, primarily related to undeveloped land at our new development properties, of $4.9 million and $5.2 million were recognized for the three and nine months ended September 30, 2010, respectively, and $35.2 million and $35.9 million were recognized for the three and nine months ended September 30, 2009, respectively.  Determining whether a property is impaired and, if impaired, the amount of write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation.  If market conditions continue to deteriorate or management’s plans for certain properties change, additional write-downs could be required in the future.

Our investment in real estate joint ventures and partnerships is reviewed for impairment, if events or circumstances change indicating that the carrying amount of an investment may not be recoverable.  The ultimate realization is dependent on a number of factors, including the performance of each investment and market conditions.  We will record an impairment charge if we determine that a decline in the value of an investment below its carrying amount is other than temporary.  During the nine months ended September 30, 2010, an impairment loss of $15.8 million was recognized in connection with the revaluation of our 50% equity interest in a development project in Sheridan, Colorado, as a result of our assumption of control of the project as of April 1, 2010.  See Note 4 for additional information.  No impairment on these investments was recorded for the three months ended September 30, 2010 or for the three or nine months ended September 30, 2009, respectively.  However, due to the current credit and real estate market conditions, there is no certainty that impairments will not occur in the future.

Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted cash that is held for a specific use or in a qualified escrow account for the purposes of completing like-kind exchange transactions.  At September 30, 2010 and December 31, 2009, we had $50.8 million and $1.6 million of restricted cash, respectively, and $11.0 million and $11.1 million held in escrow related to our mortgages, respectively.  At September 30, 2010, restricted cash includes a $47.6 million collateral account associated with a settlement agreement in connection with a development project in Sheridan, Colorado.  See Note 15 for additional information.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Numerator:
Net income (loss) attributable to common shareholders – basic and diluted	$8,660	$(9,384)	$13,333	$63,000

Denominator:
Weighted average shares outstanding – basic	119,978	119,834	119,899	106,186
Effect of dilutive securities:
Share options and awards	839		811	559
Weighted average shares outstanding – diluted	120,817	119,384	120,710	106,745

Options to purchase common shares of beneficial interest (“common shares”) of 3.6 million and 3.1 million for both the three and nine months ended September 30, 2010 and 2009, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price for the period.  For the three and nine months ended September 30, 2010, 1.6 million and 1.7 million, respectively, operating partnership units were not included in the calculation of net income per common share-diluted because these units had an anti-dilutive effect.  For the three months ended September 30, 2009, .7 million share options and 2.1 million operating partnership units were not included in the calculation of net income per common share-diluted because these units had an anti-dilutive effect.  For the nine months ended September 30, 2009, 2.0 million operating partnership units were not included in the calculation of net income per common share – diluted because these units had an anti-dilutive effect.

Cash Flow Information
We issued common shares valued at $.7 million and $6.4 million for the nine months ended September 30, 2010 and 2009, respectively, in exchange for interests in real estate joint ventures and partnerships, which had been formed to acquire properties.  We also accrued $6.0 million and $21.8 million as of September 30, 2010 and 2009, respectively, associated with the construction of property.  Cash payments for interest on debt, net of amounts capitalized, of $113.7 million and $133.8 million were made during the nine months ended September 30, 2010 and 2009, respectively.  A cash payment of $2.1 million and $3.1 million for income taxes was made during the nine months ended September 30, 2010 and 2009, respectively.

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

During the nine months ended September 30, 2009, we received notes receivable totaling $.2 million in connection with the sale of improved properties, and our investment in real estate joint ventures and partnerships and a non-cash contingent liability was reduced by $41 million as result of the cash settlement associated with a lawsuit in 2009.

Accumulated Other Comprehensive Loss
As of September 30, 2010, the balance in accumulated other comprehensive loss relating to derivatives and our retirement liability was $12.7 million and $9.6 million, respectively.  As of December 31, 2009, the balance in accumulated other comprehensive loss relating to derivatives and our retirement liability was $14.4 million and $9.6 million, respectively.

Reclassifications
The reclassification of prior years’ operating results for the three and nine months ending September 30, 2009 for certain properties to discontinued operations was made to conform to the current year presentation.  The reclassification of prior years’ activity of the unsecured revolving credit facility was reclassified from debt proceeds and principal payments of debt to changes in unsecured revolving credit facilities in our Condensed Consolidated Statement of Cash Flows to conform to the current year presentation.  These reclassifications had no impact on previously reported cash flows from financing activities.

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

Consolidated VIEs:
Two of our real estate joint ventures whose activities principally consist of owning and operating 30 neighborhood/community shopping centers, of which 22 are located in Texas, three in Georgia, two each in Tennessee and Florida and one in North Carolina, were determined to be VIEs.  These VIEs have financing agreements that are guaranteed solely by us for tax planning purposes.  We have determined that we are the primary beneficiary and have consolidated these joint ventures.  Our maximum exposure to loss associated with these joint ventures is primarily limited to our guaranties of the debt, which was approximately $208.8 million at September 30, 2010.

Assets held by our consolidated VIEs approximate $329.0 million and $291.6 million at September 30, 2010 and December 31, 2009, respectively.  Of these assets, $253.8 million and $260.3 million at September 30, 2010 and December 31, 2009, respectively, are collateral for debt.

Restrictions on the use of these assets are significant because they are collateral for the VIE’s debt, and we would be required to obtain our partners’ approval in accordance with the joint venture agreements on any major transactions.  The impact of these transactions on our consolidated financial statements has been limited to changes in noncontrolling interests and reductions in debt from our partners’ contributions.  We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required including operating cash shortfalls and unplanned capital expenditures.  We have not provided any additional support as of September 30, 2010 and December 31, 2009.

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

Period	Investment in Real Estate Joint Ventures and Partnerships, net (1)	Maximum Risk of Loss (2)
September 30, 2010	$11,345	$111,008
December 31, 2009	$7,088	$113,021
_______________
(1)	The carrying amount of the investments represents our contributions to the real estate joint ventures net of any distributions made and our portion of the equity in earnings of the joint ventures.
(2)	The maximum exposure to loss has been determined to be limited to the guaranty of the debt for each respective real estate joint venture.

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

We recognized an impairment loss of $15.8 million as a result of revaluing our 50% equity interest held in the real estate joint ventures before the business combinations, which is reported as an impairment loss in the Condensed Consolidated Statements of Income and Comprehensive Income.  For the three months ended September 30, 2010, Sheridan’s impact increased revenues and net income attributable to common shareholders by $.7 million and $.1 million, respectively.  For the nine months ended September 30, 2010, Sheridan’s impact increased revenues by $1.2 million and decreased net income attributable to common shareholders by $.8 million.

The following table summarizes the pro forma impact of the real estate joint ventures as if Sheridan had been consolidated at January 1, 2009 as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
	2010 (1)	2009	2010	2009

Revenues	$139,039	$143,358	$415,358	$430,743
Net income (loss)	$19,241	$(5,226)	$42,510	$87,570
Net income (loss) attributable to common shareholders	$8,660	$(9,549)	$13,125	$62,836
Earnings per share - basic	$.07	$(.08)	$.11	$.59
Earnings per share - diluted	$.07	$(.08)	$.11	$.59
_______________
(1)	Because the business combinations’ effective date was April 1, 2010 there is no difference between pro forma and actual.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  At September 30, 2010, we had two active cash flow hedges as described below.

During the third quarter 2010, two interest rate contracts were designated as cash flow hedges with an aggregate notional amount of $11.9 million, which have various maturities through December 2015, and fix interest rates at 2.3% and 2.45%.  We have determined that these contracts are highly effective in offsetting future variable interest cash flows.  The fair value of these derivatives was $.4 million and is included in net other liabilities as of September 30, 2010.

As of September 30, 2010 and December 31, 2009, the balance in accumulated other comprehensive loss relating to cash flow interest rate contracts was $12.7 million and $14.4 million, respectively, and upon settlement will be reclassified to net interest expense as interest payments are made on our fixed-rate debt.  Amounts amortized to net interest expense were $.6 million and $1.9 million for both the three and nine months ended September 30, 2010 and 2009, respectively.  Within the next 12 months, approximately $2.5 million of the balance in accumulated other comprehensive loss is expected to be amortized to net interest expense related to settled interest rate contracts.

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

As of September 30, 2010, we had 15 interest rate contracts with an aggregate notional amount of $416.3 million, of which $414.9 million is designated as fair value hedges that convert fixed interest payments at rates ranging from 4.2% to 7.5% to variable interest payments ranging from .3% to 6.1%.  As of December 31, 2009, we had 13 interest rate contracts with an aggregate notional amount of $352.6 million, of which $352.6 million is designated as fair value hedges that convert fixed interest payments at rates ranging from 4.2% to 7.5% to variable interest payments ranging from .3% to 6.1%.  We have determined that our fair value hedges are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in interest rates.

During the first quarter of 2010, the initial hedging relationship was terminated on three of our interest rate contracts with a total notional amount of $97.6 million.  We simultaneously re-designated $90.0 million as fair value hedges.  The changes in the fair value of the undesignated portion of the interest rate contract will be recorded directly to earnings each period.

For the three and nine months ended September 30, 2010, we recognized a net reduction in interest expense of $1.5 million and $4.7 million, respectively, related to our fair value hedges, which includes net settlements and any amortization adjustment of the basis in the hedged item.  Also, for the three and nine months ended September 30, 2010, we recognized a gain of $.3 million and $.9 million, respectively, associated with hedge ineffectiveness with no such activity present in the related periods of 2009.  For the three and nine months ended September 30, 2009, we recognized a net reduction in interest expense of $.5 million and $1.3 million, respectively, related to our fair value hedges.

A summary of the changes in fair value of our interest rate contracts is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Gain (Loss) Recognized in Income

Three Months Ended September 30, 2010:
Interest expense, net	$6,851	$(6,523)	$328

Nine Months Ended September 30, 2010:
Interest expense, net	$20,744	$(19,865)	$879

Three Months Ended September 30, 2009:
Interest expense, net	$585	$(585)

Nine Months Ended September 30, 2009:
Interest expense, net	$(1,420)	$1,420

Subsequent to September 30, 2010, we received $8.9 million associated with the settlement of 11 interest rate contracts with an aggregate notional amount of $295.6 million that were designated as fair value hedges.

Non-designated Hedges:
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet hedge accounting requirements.  Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

Effective April 1, 2010, we assumed control of a previously unconsolidated real estate joint venture that had an interest rate contract, which sets interest rates at 2.45% on an aggregate notional amount of $5.2 million and expires in December 2015.  Prior to consolidation, the interest rate contract was designated as a cash flow hedge; however, upon consolidation, the original hedging relationship could not continue, thus in June 2010 we recognized a loss of $.2 million associated with hedge ineffectiveness.  In July 2010, we re-designated this interest rate contract as a cash flow hedge (see Cash Flow Hedges of Interest Rate Risk above).

The interest rate contracts at September 30, 2010 and December 31, 2009 were reported at their fair values as follows (in thousands):

	Assets		Liabilities
Period	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
September 30, 2010	Other Assets, net	$18,732	Other Liabilities, net	$419
December 31, 2009	Other Assets, net	$2,601	Other Liabilities, net	$4,634

A summary of our derivatives is as follows (in thousands):

Derivatives Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Three Months Ended September 30, 2010:
Cash Flow Interest Rate Contracts	$301	Interest expense, net	$(619)			Interest expense, net	$(39)
Fair Value Interest Rate Contracts				Interest expense, net	$2,232	Interest expense, net	$328

Nine Months Ended September 30, 2010:
Cash Flow Interest Rate Contracts	$301	Interest expense, net	$(1,947)			Interest expense, net	$(39)
Fair Value Interest Rate Contracts				Interest expense, net	$19,774	Interest expense, net	$879

Three Months Ended September 30, 2009:
Cash Flow Interest Rate Contracts		Interest expense, net	$(620)
Fair Value Interest Rate Contracts				Interest expense, net	$150

Nine Months Ended September 30, 2009:
Cash Flow Interest Rate Contracts		Interest expense, net	$(1,862)
Fair Value Interest Rate Contracts				Interest expense, net	$(1,670)

Note 6.                Debt

Our debt consists of the following (in thousands):

	September 30,	December 31,
	2010	2009

Debt payable to 2038 at 2.3% to 8.8%	$2,402,290	$2,506,069
Debt service guaranty liability	97,000
Unsecured notes payable under revolving credit facilities	50,000
Obligations under capital leases	23,115	23,115
Industrial revenue bonds payable to 2015 at 0.4% to 2.4%	2,440	2,663

Total	$2,574,845	$2,531,847

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	September 30,	December 31,
	2010	2009

As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$2,055,140	$2,146,133
Variable-rate debt	519,705	385,714

Total	$2,574,845	$2,531,847

As to collateralization:
Unsecured debt	$1,434,352	$1,306,802
Secured debt	1,140,493	1,225,045

Total	$2,574,845	$2,531,847

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

Effective May 2010, we entered into an agreement with a bank for an unsecured and uncommitted overnight facility totaling $99 million that we intend to maintain for cash management purposes.  The facility provides for fixed interest rate loans at a 30 day LIBOR rate plus a borrowing margin based on market liquidity.  Any amounts outstanding under this facility reduce the availability of our revolving credit facility.

At September 30, 2010 and December 31, 2009, no amounts under our revolving credit facility were outstanding.  Letters of credit totaling $8.3 million and $7.2 million were outstanding under the revolving credit facility at September 30, 2010 and December 31, 2009, respectively.  The balance outstanding under our unsecured and uncommitted overnight facility was $50.0 million at a variable interest rate of 1.8% at September 30, 2010.  The available balance under our revolving credit facility was $441.7 million and $567.8 million at September 30, 2010 and December 31, 2009, respectively.  During 2010, the maximum balance and weighted average balance outstanding under both facilities combined were $55.0 million and $3.8 million, respectively, at a weighted average interest rate of 1.8%.  During 2009, the maximum balance and weighted average balance outstanding under the facility was $423.0 million and $168.7 million, respectively, at a weighted average interest rate of 1.5%.

We had a $575 million unsecured revolving credit facility held by a syndicate of banks, which was amended and restated in February 2010 as discussed above.  Borrowing rates floated at a margin over LIBOR, plus a facility fee.  The borrowing margin and facility fee were priced off a grid that was tied to our senior unsecured credit ratings, which were 50.0 and 15.0 basis points.

Effective April 1, 2010, we consolidated a real estate joint venture which includes our investment in a development project in Sheridan, Colorado.  We, our joint venture partner and the joint venture have each provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4 is met on tax increment revenue bonds issued in connection with the project.  The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales, and, to the extent necessary, any amounts we may have to provide under a guaranty.  The incremental taxes and PIF are to remain intact until the earlier of the bond liability has been paid in full or 2030 (unless such date is otherwise extended by the Sheridan Redevelopment Agency).  Therefore, a debt service guaranty liability of $97.0 million was recorded by the joint venture equal to the fair value of the amounts funded under the bonds.

At September 30, 2010 and December 31, 2009, respectively, we had $131.3 million and $135.2 million face value of 3.95% convertible senior unsecured notes outstanding due 2026.  These bonds are recorded at a discount of $1.9 million and $3.4 million as of September 30, 2010 and December 31, 2009, respectively, which will be amortized through 2011 resulting in an effective interest rate for both periods of 5.75%.  Interest is payable semi-annually in arrears on February 1 and August 1 of each year.  The debentures are convertible under certain circumstances for our common shares at an initial conversion rate of 20.3770 common shares per $1,000 of principal amount of debentures (an initial conversion price of $49.075).  In addition, the conversion rate may be adjusted if certain change in control transactions or other specified events occur on or prior to August 4, 2011.  Upon the conversion of debentures, we will deliver cash for the principal return, as defined, and cash or common shares, at our option, for the excess of the conversion value, as defined, over the principal return.  The debentures are redeemable for cash at our option beginning in 2011 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require us to repurchase their debentures for cash equal to the principal of the debentures plus accrued and unpaid interest in 2011, 2016 and 2021 and in the event of a change in control.  For the three months ended September 30, 2010 and 2009, net interest expense associated with this debt totaled $2.0 million and $2.6 million, respectively, which includes the amortization of the discount totaling $.5 million for both periods.  For the nine months ended September 30, 2010 and 2009, net interest expense associated with this debt totaled $6.0 million and $17.5 million, respectively, which includes the amortization of the discount totaling $1.7 million and $4.4 million, respectively.  The carrying value of the equity component as of both September 30, 2010 and December 31, 2009 was $23.4 million.

In October 2009, we entered into a $26.6 million secured loan from a bank.  The loan is for a four year term with a one year extension option at a floating interest rate of 375 basis points over LIBOR with a 1.50% LIBOR floor.  This loan is collateralized by two properties.

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

In July 2009, we entered into a $70.8 million secured loan from a life insurance company.  The loan is for seven years at a fixed interest rate of 7.4% and is collateralized by five properties.  In September 2009, we entered into a $57.5 million secured loan from a life insurance company.  The loan is for 10 years at a fixed interest rate of 7.0% and is collateralized by 10 properties.  The net proceeds received from both transactions were used to reduce amounts outstanding under our revolving credit facility.

In May 2009, we entered into a $103 million secured loan from a life insurance company.  The loan is for approximately 8.5 years at a fixed interest rate of 7.49% and is collateralized by four properties.  The net proceeds received were invested in short-term investments and subsequently used to settle the June tender offer discussed below.

In the second quarter of 2009, we repurchased and retired $82.3 million face value of our 3.95% convertible senior unsecured notes for $70.4 million, including accrued interest.  Also in 2009, we completed a cash tender offer for $422.6 million face value on a series of unsecured notes and our convertible senior unsecured notes.  We purchased at par $20.6 million of unsecured fixed-rate medium term notes, with a weighted average interest rate of 7.54% and a weighted average maturity of 1.6 years, and $82.3 million of 7% senior unsecured notes due in 2011.  In addition, we purchased $319.7 million face value of our 3.95% convertible senior unsecured notes for $311.1 million, including accrued interest and expenses.  During the three and nine months ended September 30, 2009, the repurchases of our 3.95% convertible senior unsecured notes resulted in gains of $16.5 million and $25.3 million, respectively.

Various leases and properties, and current and future rentals from those lease and properties, collateralize certain debt.  At September 30, 2010 and December 31, 2009, the carrying value of such property aggregated $1.9 billion and $2.0 billion, respectively.

Scheduled principal payments on our debt (excluding $50.0 million due under our revolving credit facilities, $21.0 million of certain capital leases, $18.6 million fair value of interest rate contracts, ($4.2) million discount on bonds, $14.1 million of non-cash debt-related items, and $97.0 million debt service guaranty liability) are due during the following years (in thousands):

2010 remaining	$19,164
2011	218,812
2012	307,647
2013	440,829
2014	389,662
2015	248,404
2016	209,209
2017	124,488
2018	64,411
2019	153,747
Thereafter	201,949
Total	$2,378,322

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels.  We believe we were in compliance with all restrictive covenants as of September 30, 2010.

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

Currently, we do not anticipate redeeming either the Series E or Series D preferred shares due to current market conditions; however, no assurance can be given whether we will redeem these shares if conditions change.

Note 8.                Common Shares of Beneficial Interest

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

Note 9.                Property

Our property consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009

Land	$910,625	$896,010
Land held for development	179,779	182,586
Land under development	26,952	32,709
Buildings and improvements	3,546,295	3,437,578
Construction in-progress	46,169	109,513

Total	$4,709,820	$4,658,396

The following carrying charges were capitalized (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Interest	$737	$1,435	$2,729	$7,454
Real estate taxes	85	202	304	1,190

Total	$822	$1,637	$3,033	$8,644

Effective April 1, 2010, we assumed control of two 50%-owned unconsolidated joint ventures related to a development project in Sheridan, Colorado that we had previously accounted for under the equity method of accounting.  This transaction resulted in the consolidation of the joint ventures; thus, increasing property by $32.9 million.

During the nine months ended September 30, 2010, we invested $28.3 million in the acquisitions of operating properties and $15.1 million in new development projects.  We sold a land parcel, a shopping center and a retail building, with gross sales proceeds from these dispositions totaling $2.7 million.  Also, we contributed the final two properties to an unconsolidated joint venture for $47.3 million, which included loan assumptions of $28.1 million.

Impairment charges of $5.2 million and $35.9 million were recognized for the nine months ended September 30, 2010 and 2009, respectively.

Subsequent to September 30, 2010, we acquired a shopping center in Scottsdale, Arizona for approximately $19.3 million.

Note 10.              Discontinued Operations

During the first nine months of 2010, we sold one shopping center located in Texas.  During 2009, we sold 12 shopping centers and five industrial properties, of which 11 were located in Texas and two each in Arizona, New Mexico and North Carolina.  The operating results of these properties, as well as any gains on the respective disposition, have been reclassified and reported as discontinued operations in the Condensed Consolidated Statements of Income and Comprehensive Income.  Revenues recorded in operating income from discontinued operations for the three months ended September 30, 2009, totaled $9.7 million, and $.03 million and $15.2 million for the nine months ended September 30, 2010 and 2009, respectively.  Included in the Condensed Consolidated Balance Sheet at December 31, 2009 were $.3 million of property and $.2 million of accumulated depreciation related to the property sold during the first nine months of 2010.

In 2009, one sold property had outstanding debt of $9.1 million, which was assumed by the purchaser.

We do not allocate other consolidated interest to discontinued operations because the interest savings to be realized from the proceeds of the sale of these operations was not material.

For the three and nine months ended September 30, 2009, an impairment loss of $2.4 million and $3.1 million, respectively, was reported in discontinued operations.  No impairment was recognized for the three and nine months ended September 30, 2010 associated with discontinued operations.

Note 11.              Notes Receivable from Real Estate Joint Ventures and Partnerships

We have ownership interests in a number of real estate joint ventures and partnerships.  Notes receivable from these entities bear interest ranging from approximately 2.0% to 12.0%.  These notes are due at various dates through 2012 and are generally secured by real estate assets.  We believe these notes are fully collectible, and no allowance has been recorded.  Interest income recognized on these notes was $1.0 million and $1.2 million for three months ended September 30, 2010 and 2009, respectively, and $3.3 million and $3.2 million for the nine months ended September 30, 2010 and 2009, respectively.

Effective April 1, 2010, we assumed control of two 50%-owned unconsolidated joint ventures related to a development project in Sheridan, Colorado that we had previously accounted for under the equity method of accounting.  This transaction resulted in the consolidation of the joint ventures; thus, reducing notes receivable from real estate joint ventures and partnerships by $123.9 million.

Note 12.              Related Parties

Through our management activities and transactions with our real estate joint venture and partnerships, we had accounts receivable of $2.8 million and $4.3 million outstanding as of September 30, 2010 and December 31, 2009, respectively.  We also had accounts payable and accrued expenses of $9.7 million and $10.5 million outstanding as of September 30, 2010 and December 31, 2009, respectively.  For the three months ended September 30, 2010 and 2009, we recorded joint venture fee income of $1.4 million and $1.3 million, respectively.  For the nine months ended September 30, 2010 and 2009, we recorded joint venture fee income of $4.3 million and $4.2 million, respectively.

In October 2009, we entered into an agreement to contribute six retail properties located in Florida and Georgia, valued at approximately $160.8 million, to an unconsolidated joint venture in which we will retain a 20% ownership interest.  We closed on four properties with a total value of $114.3 million and received net proceeds of approximately $85.9 million.  During the first quarter of 2010, we contributed the final two properties to this unconsolidated joint venture for $47.3 million, which included loan assumptions of $28.1 million and the receipt of net proceeds totaling $14.0 million.

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

	September 30,	December 31,
	2010	2009

Combined Condensed Balance Sheets

Property	$1,985,098	$2,082,316
Accumulated depreciation	(234,315)	(191,478)
Property, net	1,750,783	1,890,838

Other assets, net	150,267	240,387

Total	$1,901,050	$2,131,225

Debt, net (primarily mortgages payable)	$442,212	$505,462
Amounts payable to Weingarten Realty Investors	204,525	335,622
Other liabilities, net	51,718	88,913
Total	698,455	929,997

Accumulated equity	1,202,595	1,201,228

Total	$1,901,050	$2,131,225

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Combined Condensed Statements of Income

Revenues, net	$48,002	$42,237	$142,609	$128,261

Expenses:
Depreciation and amortization	15,087	14,204	45,730	40,702
Interest, net	8,613	7,871	26,754	22,470
Operating	8,296	8,507	24,441	23,612
Real estate taxes, net	5,529	5,084	18,008	15,915
General and administrative	1,027	1,581	3,069	4,144
Impairment loss		6,923	231	6,923

Total	38,552	44,170	118,233	113,766
Gain on land and merchant development sales	184		184
(Loss) gain on sale of property			(3)	11
Net income (loss)	$9,634	$(1,933)	$24,557	$14,506

Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differentials, which primarily arose upon the transfer of assets to the joint ventures.  The net basis differentials, which totaled $9.2 million and $11.8 million at September 30, 2010 and December 31, 2009, respectively, are generally amortized over the useful lives of the related assets.

Fees earned by us for the management of these real estate joint ventures and partnerships totaled, in millions, $1.4 and $1.3 for the three months ended September 30, 2010 and 2009, respectively, and $4.3 and $4.2 for the nine months ended September 30, 2010 and 2009.

Effective April 1, 2010, we assumed control of two 50%-owned unconsolidated joint ventures related to a development project in Sheridan, Colorado that we had previously accounted for under the equity method of accounting.  This transaction resulted in the consolidation of the joint ventures in our consolidated financial statements.

During the first nine months of 2010, two unconsolidated joint ventures each sold a retail building located in California with aggregate gross sales proceeds totaling $4.4 million.  Also, a land parcel located in Florida held by an unconsolidated joint venture was sold with gross sales proceeds of approximately $1.3 million.

Subsequent to September 30, 2010, we invested in a 67%-owned unconsolidated real estate joint venture which acquired one shopping center in Moreno Valley, California, and we sold an unconsolidated joint venture interest in a Texas property.  Also, we entered into another real estate limited partnership, which has entered into a purchase and sale agreement to purchase a shopping center for approximately $143.0 million.  Consummation of the transaction is subject to negotiation of definitive documentation, customary closing conditions, and no assurance can be given that the transaction will, in fact, be consummated.

In October 2009, we entered into an agreement to contribute six retail properties located in Florida and Georgia, valued at approximately $160.8 million, to an unconsolidated joint venture in which we will retain a 20% ownership interest.  In 2009, we closed on four properties with a total value of $114.3 million, and in December 2009, this joint venture entered into a $68.7 million secured loan.  During the first quarter of 2010, we contributed the final two properties to this unconsolidated joint venture for $47.3 million, which included loan assumptions of $28.1 million.

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

Our taxable REIT subsidiary is subject to federal, state and local income taxes.  We have recorded a federal income tax benefit (provision) of $.5 million and ($4.1) million for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, we have recorded a federal income tax benefit (provision) of $1.1 million and ($5.8) million, respectively.  We did not have a current tax obligation as of September 30, 2010 or December 31, 2009 in association with this tax.

Our deferred tax assets and liabilities, including a valuation allowance, consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009

Deferred tax assets:
Impairment loss	$15,675	$13,945
Allowance on other assets	1,445	1,428
Interest expense	5,901	3,643
Other	3,135	1,956
Total deferred tax assets	26,156	20,972
Valuation allowance	(14,196)	(9,605)
Total deferred tax assets, net of allowance	$11,960	$11,367

Deferred tax liabilities:
Straight-line rentals	$1,251	$506
Book-tax basis differential	5,054	6,346
Total deferred tax liabilities	$6,305	$6,852

At September 30, 2010 and December 31, 2009, we have recorded a net deferred tax asset of $12.0 million and $11.4 million, respectively; including the benefit of $15.7 million and $13.9 million, respectively, of impairment losses, which will not be recognized until the related properties are sold.  Realization is dependent on generating sufficient taxable income in the year the property is sold.  Management believes it is more likely than not that a portion of these deferred tax assets, which primarily consists of impairment losses, will not be realized and established a valuation allowance totaling $14.2 million and $9.6 million as of September 30, 2010 and December 31, 2009, respectively.  However, the amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income are reduced.

We are subject to the State of Texas business tax (“Texas Franchise Tax”), which is determined by applying a tax rate to a base that considers both revenues and expenses.  Therefore, the Texas Franchise Tax is considered an income tax and is accounted for accordingly.

We recorded a provision for the Texas Franchise Tax of $.5 million and $.3 million for the three months ended September 30, 2010 and 2009, respectively.  For each of the nine months ended September 30, 2010 and 2009, we have recorded a provision of $1.3 million.  The deferred tax assets associated with this tax each totaled $.1 million as of September 30, 2010 and December 31, 2009.  The deferred tax liability associated with this tax totaled $.2 million and $.1 million as of September 30, 2010 and December 31, 2009, respectively.  Also, a current tax obligation of $1.3 million and $2.1 million has been recorded at September 30, 2010 and December 31, 2009, respectively, in association with this tax.

Note 15.              Commitments and Contingencies

As of September 30, 2010, we participate in five real estate ventures structured as DownREIT partnerships that have properties in Arkansas, California, Georgia, North Carolina, Texas and Utah.  As a general partner, we have operating and financial control over these ventures and consolidate their operations in our consolidated financial statements.  These ventures allow the outside limited partners to put their interest to the partnership for our common shares or an equivalent amount in cash.  We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion.  We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us.  We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion.  During the nine months ended September 30, 2010 and 2009, we issued common shares valued at $.7 million and $6.4 million, respectively, in exchange for certain of these limited partnership interests or operating partnership units.  The aggregate redemption value of the operating partnership units was approximately $36 million and $33 million as of September 30, 2010 and December 31, 2009, respectively.

In January 2007, we acquired two retail properties in Arizona.  This purchase transaction includes an earnout provision of approximately $29 million that is contingent upon the subsequent development of space by the property seller.  This contingency agreement expired in July 2010, and we have an estimated final obligation of $4.4 million recorded as of September 30, 2010.  As of December 31, 2009, the estimated obligation was $4.7 million.  Since inception of this obligation, $12.5 million has been paid.  Amounts paid or accrued under such earnouts are treated as additional purchase price and capitalized to the related property.

We are subject to numerous federal, state and local environmental laws, ordinances and regulations in the areas where we own or operate properties.  We are not aware of any material contamination which may have been caused by us or any of our tenants that would have a material adverse effect on our consolidated financial statements.

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

In July 2009, we settled a lawsuit in connection with the above project.  Among the obligations performed or to be performed by us under the terms of the settlement agreement was to cause the joint venture to purchase a portion of the bonds in the amount of $51.3 million at par plus accrued and unpaid interest to the date of such purchase, and we established a restricted cash collateral account of $47.6 million in lieu of a back-to-back letter of credit previously supporting additional bonds totaling $45.7 million.  We anticipate replacing the restricted cash collateral account with a letter of credit.  Also, in connection with the Sheridan, Colorado joint venture and the issuance of the related Series A bonds, we, our joint venture partner and the joint venture have also provided a performance guaranty on behalf of the Agency for the satisfaction of all obligations arising from two interest rate contracts for the combined notional amount of $97 million that matures in December 2029.  We evaluated and determined that the fair value of the guaranty both at inception and September 30, 2010 was nominal.

We have evaluated the remaining outstanding guaranties and have determined that the fair value of these guaranties is nominal.

We are also involved in various matters of litigation arising in the normal course of business.  While we are unable to predict with certainty the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, any additional liability, if any, will not have a material adverse effect on our consolidated financial statements.

Note 16.              Identified Intangible Assets and Liabilities

Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	September 30,	December 31,
	2010	2009

Identified Intangible Assets:
Above-Market Leases (included in Other Assets, net)	$15,990	$17,278
Above-Market Leases – Accumulated Amortization	(10,158)	(11,471)
Below-Market Assumed Mortgages (included in Debt, net)	4,051	2,072
Below-Market Assumed Mortgages – Accumulated Amortization	(1,048)	(805)
Valuation of In Place Leases (included in Unamortized Debt and Lease Cost, net)	62,205	57,610
Valuation of In Place Leases – Accumulated Amortization	(34,745)	(32,361)

	$36,295	$32,323

Identified Intangible Liabilities:
Below-Market Leases (included in Other Liabilities, net)	$35,474	$36,951
Below-Market Leases – Accumulated Amortization	(22,787)	(21,794)
Above-Market Assumed Mortgages (included in Debt, net)	47,764	52,171
Above-Market Assumed Mortgages – Accumulated Amortization	(30,617)	(31,329)

	$29,834	$35,999

These identified intangible assets and liabilities are amortized over the applicable lease terms or the remaining lives of the assumed mortgages, as applicable.

The net amortization of above-market and below-market leases increased rental revenues by $.4 million and $.6 million for the three months ended September 30, 2010 and 2009, respectively, and by $1.2 million and $2.0 million for the nine months ended September 30, 2010 and 2009, respectively.  The estimated net amortization of these intangible assets and liabilities will increase rental revenues for each of the next five years as follows (in thousands):

2010 remaining	$427
2011	1,378
2012	871
2013	758
2014	736

The amortization of the in place lease intangible assets recorded in depreciation and amortization, was $1.5 million and $1.7 million for the three months ended September 30, 2010 and 2009, respectively, and $4.4 million and $6.6 million for the nine months ended September 30, 2010 and 2009, respectively.  The estimated amortization of this intangible asset will increase depreciation and amortization for each of the next five years as follows (in thousands):

2010 remaining	$1,279
2011	4,774
2012	3,975
2013	3,149
2014	2,638

The amortization of above-market and below-market assumed mortgages decreased net interest expense by $.7 million and $1.1 million for the three months ended September 30, 2010 and 2009, respectively, and $2.5 million and $3.3 million for the nine months ended September 30, 2010 and 2009, respectively.  The estimated amortization of these intangible assets and liabilities will decrease net interest expense for each of the next five years as follows (in thousands):

2010 remaining	$566
2011	1,839
2012	1,173
2013	729
2014	757

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2010
Assets:
Derivative instruments:
Interest rate contracts		$18,732		$18,732
Investments in grantor trusts	$14,057			14,057
Total	$14,057	$18,732		$32,789

Liabilities:
Derivative instruments:
Interest rate contracts		$419		$419
Deferred compensation plan obligations	$14,057			14,057
Total	$14,057	$419		$14,476

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2009
Assets:
Derivative instruments:
Interest rate contracts		$2,601		$2,601
Investments in grantor trusts	$13,894			13,894
Total	$13,894	$2,601		$16,495

Liabilities:
Derivative instruments:
Interest rate contracts		$4,634		$4,634
Deferred compensation plan obligations	$13,894			13,894
Total	$13,894	$4,634		$18,528

Nonrecurring Fair Value Measurements:
Property Impairments
Property is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property, including any identifiable intangible assets, site costs and capitalized interest, may not be recoverable.  In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property.  If we conclude that an impairment may have occurred, fair values are determined by management utilizing cash flow models, market capitalization rates and market discount rates, or by obtaining third-party broker valuation estimates, appraisals, bona fide purchase offers or the expected sales price of an executed sales agreement in accordance with our fair value measurements policy.

Assets measured at fair value on a nonrecurring basis during 2010, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Gains (Losses)
Property		$10,350	$2,325	$12,675	$(4,941)

In accordance with our policy of evaluating and recording impairments on the disposal of long-lived assets, two properties with a total carrying amount of $17.2 million were written down to their fair value of $12.7 million, less $.4 million of costs associated with the potential disposition of one property, resulting in a loss of $4.9 million, which was included in earnings for the period.  Management's estimates of the fair value of these properties were determined using third party broker valuations for the Level 3 inputs and a bona fide purchase offer for the Level 2 inputs.

Fair Value Disclosures:
Unless otherwise described below, short-term financial instruments are carried at amounts which approximate their fair values based on their highly-liquid nature and/or short-term maturities.  Certain receivables reasonably approximate fair value based on expected interest rates for similar borrowings.

Debt
We estimated the fair value of our debt based on quoted market prices for publicly-traded debt and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  Fixed-rate debt with a carrying value of $2.1 billion at both September 30, 2010 and December 31, 2009 has a fair value of approximately $2.1 billion and $2.0 billion, respectively.  Variable-rate debt with carrying values of $519.7 million and $385.7 million as of September 30, 2010 and December 31, 2009, respectively, has fair values of approximately $542.0 million and $373.4 million, respectively.

Note 18.              Share Options and Awards

We have a Long-Term Incentive Plan for the issuance of options and share awards, of which .01 million is available for the future grant of options or awards at September 30, 2010.  This plan expires in 2011.  The share options granted to non-officers vest over a three-year period beginning after the grant date, and share options and restricted shares for officers vest over a five-year period after the grant date.  Restricted shares granted to trust managers and share options or awards granted to retirement eligible employees are expensed immediately.

In May 2010, our shareholders approved the adoption of the Amended and Restated 2010 Long-Term Incentive Plan, for which 3.0 million of our common shares were reserved for issuance under this plan, and 2.8 million is available for the future grant of options or awards at September 30, 2010.  This plan expires in May 2020.  Currently, these share options granted to non-officers vest over a three-year period beginning after the grant date, and share options and restricted shares for officers vest over a five-year period after the grant date.  Restricted shares granted to trust managers and share options or awards granted to retirement eligible employees are expensed immediately.

The grant price for both the Long-Term Incentive Plan and the Amended and Restated 2010 Long-Term Incentive Plan (collectively, the “Plans”) is calculated as an average of the high and low of the quoted fair value of our common shares on the date of grant.  In the Plans, these options expire upon the earlier of termination of employment or 10 years from the date of grant, and restricted shares for officers and trust managers are granted at no purchase price.  Our policy is to recognize compensation expense for equity awards ratably over the vesting period, except for retirement eligible amounts.  For the three months ended September 30, 2010 and 2009, compensation expense, net of forfeitures, associated with share options and restricted shares totaled $1.3 million and $1.0 million, of which $.3 million was capitalized for both periods.  For the nine months ended September 30, 2010 and 2009, compensation expense, net of forfeitures, associated with share options and restricted shares totaled $3.7 million and $2.8 million, of which $.9 million and $.8 million was capitalized, respectively.

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

	Nine Months Ended
	September 30,
	2010	2009

Fair value per share option	$5.42	$1.99
Dividend yield	5.3%	5.2%
Expected volatility	38.78%	31.3%
Expected life (in years)	6.2	6.2
Risk-free interest rate	2.9%	1.7%

Following is a summary of the option activity for the nine months ended September 30, 2010:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Outstanding, January 1, 2010	4,436,143	$27.44
Granted	504,781	22.68
Forfeited or expired	(22,873)	21.23
Exercised	(140,782)	15.59
Outstanding, September 30, 2010	4,777,269	$27.32

The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was $.2 million and $.9 million, respectively.  No share options were exercised during the three and nine months ended September 30, 2009.  As of September 30, 2010 and December 31, 2009, there was approximately $4.3 million and $3.2 million, respectively, of total unrecognized compensation cost related to unvested share options, which is expected to be amortized over a weighted average of 2.4 years and 2.5 years, respectively.

The following table summarizes information about share options outstanding and exercisable at September 30, 2010:

	Outstanding				Exercisable
		Weighted					Weighted
		Average	Weighted	Aggregate		Weighted	Average	Aggregate
		Remaining	Average	Intrinsic		Average	Remaining	Intrinsic
Range of		Contractual	Exercise	Value		Exercise	Contractual	Value
Exercise Prices	Number	Life	Price	(000’s)	Number	Price	Life	(000’s)

$11.85 - $17.78	1,085,524	8.4 years	$11.85		245,897	$11.85	8.4 years

$17.79 - $26.69	1,297,166	4.6 years	$22.58		794,478	$22.52	1.4 years

$26.70 - $40.05	1,914,866	5.5 years	$34.25		1,409,972	$34.69	4.9 years

$40.06 - $49.62	479,713	6.2 years	$47.46		312,404	$47.47	6.2 years

Total	4,777,269	6.0 years	$27.32	$-	2,762,751	$30.60	4.4 years	$-

A summary of the status of unvested restricted shares for the nine months ended September 30, 2010 is as follows:

	Unvested Restricted Share Awards	Weighted Average Grant Date Fair Value

Outstanding, January 1, 2010	363,236	$19.40
Granted	156,953	22.92
Vested	(102,945)	20.59
Forfeited	(405)	11.85
Outstanding, September 30, 2010	416,839	$20.44

As of September 30, 2010 and December 31, 2009, there was approximately $5.7 million and $4.6 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 2.6 years and 2.7 years, respectively.

Note 19.              Employee Benefit Plans

We sponsor a noncontributory qualified retirement plan and a separate and independent nonqualified supplemental retirement plan for certain employees.  The components of net periodic benefit cost for both plans are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Service cost	$924	$935	$2,707	$2,690
Interest cost	686	796	2,022	2,219
Expected return on plan assets	(253)	(331)	(759)	(860)
Prior service cost	(21)	(33)	(63)	(86)
Recognized loss	164	286	493	743

Total	$1,500	$1,653	$4,400	$4,706

For the nine months ended September 30, 2010 and 2009, we contributed $2.0 million and $4.9 million, respectively, to the qualified retirement plan.  Currently, we do not anticipate making any additional contributions to this plan during 2010.

We have a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the Internal Revenue Service.  Employee contributions are matched by us at the rate of $.50 per $1.00 for the first 6% of the employee's salary.  The employees vest in the employer contributions ratably over a five year period.  Compensation expense related to the plan was $.2 million for both the three months ended September 30, 2010 and 2009, and $.7 million for both the nine months ended September 30, 2010 and 2009.

We also have an Employee Share Purchase Plan under which 562,500 of our common shares have been reserved for issuance.  These shares, as well as common shares purchased by us on the open market, are made available for sale to employees at a discount of 15% from the quoted market price as defined by the plan.  Shares purchased by the employee under the plan are restricted from being sold for two years from the earlier of the date of purchase or until termination of employment.  During the nine months ended September 30, 2010 and 2009, a total of 33,465 and 54,328 common shares were purchased for the employees at an average price per share of $17.17 and $10.25, respectively.

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

Note 20.              Segment Information

The reportable segments presented are the segments for which separate financial information is available, and for which operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.  We evaluate the performance of the reportable segments based on net operating income, defined as total revenues less operating expenses and net real estate taxes.  Management does not consider the effect of gains or losses from the sale of property in evaluating segment operating performance.

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

Information concerning our reportable segments is as follows (in thousands):

	Shopping
	Center	Industrial	Other	Total

Three Months Ended September 30, 2010:
Revenues	$123,857	$12,971	$2,211	$139,039
Net Operating Income	88,751	8,771	408	97,930
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	3,297	227	(69)	3,455

Three Months Ended September 30, 2009:
Revenues	$128,249	$13,054	$1,770	$143,073
Net Operating Income (Loss)	90,778	8,805	(116)	99,467
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	(4,963)	312	(112)	(4,763)

Nine Months Ended September 30, 2010:
Revenues	$369,517	$38,640	$6,779	$414,936
Net Operating Income	261,088	26,237	1,481	288,806
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	8,933	752	(364)	9,321

Nine Months Ended September 30, 2009:
Revenues	$384,212	$40,083	$5,527	$429,822
Net Operating Income	271,771	27,919	350	300,040
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	2,188	774	(179)	2,783

As of September 30, 2010:
Investment in Real Estate Joint Ventures and Partnerships, net	$274,310	$37,992	$-	$312,302
Total Assets	3,417,355	363,621	1,029,105	4,810,081

As of December 31, 2009:
Investment in Real Estate Joint Ventures and Partnerships, net	$277,130	$38,118	$-	$315,248
Total Assets	3,335,198	353,736	1,201,451	4,890,385

Net operating income reconciles to income from continuing operations as shown on the Condensed Consolidated Statements of Income and Comprehensive Income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Total Segment Net Operating Income	$97,930	$99,467	$288,806	$300,040
Depreciation and Amortization	(37,297)	(36,694)	(111,440)	(111,485)
Impairment Loss	(4,941)	(32,774)	(21,002)	(32,774)
General and Administrative	(6,443)	(6,178)	(19,103)	(19,198)
Interest Expense, net	(36,679)	(36,431)	(111,762)	(115,247)
Interest and Other Income, net	3,070	3,596	6,905	8,504
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	3,455	(4,763)	9,321	2,783
Gain (Loss) on Redemption of Convertible Senior Unsecured Notes		16,453	(135)	25,311
Gain on Land and Merchant Development Sales		491		18,619
Benefit (Provision) for Income Taxes	20	(4,332)	(155)	(7,039)

Income (Loss) from Continuing Operations	$19,115	$(1,165)	$41,435	$69,514

Note 21.              Noncontrolling Interests

The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Nine Months Ended
	September 30,
	2010	2009

Net income adjusted for noncontrolling interests	$39,940	$89,607
Transfers from the noncontrolling interests:
Increase in equity for operating partnership units	1,081	6,400
Decrease in equity for the acquisition of noncontrolling interests	(879)
Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$40,142	$96,007

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

We operate a portfolio of rental properties which includes neighborhood and community shopping centers and industrial properties of approximately 70.6 million square feet.  We have a diversified tenant base with our largest tenant comprising only 2.9% of total rental revenues during 2010.

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

Currently, we are focusing our efforts on improvements to our operating fundamentals and increasing shareholder value.  We have also positioned ourselves to take advantage of growth opportunities as the markets improve.  We have implemented a multifaceted approach to utilizing associates from leasing, acquisitions and new development to source these opportunities.  We are also leveraging their efforts with the relationships we have in the brokerage, banking and institutional arenas.  Competition for quality acquisition opportunities remains substantial; nevertheless, we have been successful in indentifying selected properties, which meet our return hurdles, and we continue to actively evaluate other opportunities as they enter the market.

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

At September 30, 2010, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 378 developed income-producing properties and 10 properties under various stages of construction and development.  The total number of centers includes 307 neighborhood and community shopping centers, 78 industrial projects and three other operating properties located in 23 states spanning the country from coast to coast.

We also owned interests in 42 parcels of land held for development that totaled approximately 36.0 million square feet.

We had approximately 7,000 leases with 5,100 different tenants at September 30, 2010.

Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants.  Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including real estate taxes, and additional rent payments based on a percentage of the tenants' sales.  The majority of our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services.  Through this challenging economic environment, we believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.

In assessing the performance of our properties, management carefully tracks the occupancy of the portfolio.  Occupancy for the total portfolio was 91.1% at both September 30, 2010 and 2009. While we will continue to monitor the economy and the effects on our retailers, we believe the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio will allow us to maintain occupancy levels of above 90% as we move through this year, absent bankruptcies by multiple national or regional tenants.  The weakened economy contributed to a decrease in the spread in rental rates on a same-space basis as we complete new leases and renew existing leases.  We completed 1,141 new leases or renewals during the first nine months of 2010 totaling 5.4 million square feet; decreasing rental rates an average of 3.1% on a cash basis.  While we have seen some strengthening on our renewal rates, new lease rates continue to be a challenge and are expected to remain a challenge through 2011.

New Development
At September 30, 2010, we had 10 properties in various stages of development.  We have funded $199.9 million to date on these projects and, at completion, we estimate our investment upon completion to be $170.3 million, net of proceeds from land sales and tax incentive financing of $22.8 million.  The majority of these properties are slated to be completed over the next one to three years with a projected return on investment of approximately 7.5% when completed.

We have approximately $179.8 million, net of impairment charges, in land held for development.  Due to our analysis of current economic considerations, including the effects of tenant bankruptcies, credit availability to retailers, halt of tenant expansion plans for new development projects, declines in real estate values and any changes to our plans related to our new development properties, including land held for development, we recorded an impairment charge of $5.2 million for the nine months ended September 30, 2010.  While we will continue to monitor this market closely, we anticipate little if any investment in land held for development or new projects during the remainder of 2010.

Merchant development is a program where we acquire or develop a project with the objective of selling all or part of it, instead of retaining it in our portfolio on a long-term basis.  Disposition of land parcels are also included in this program.  Our business plan calls for no material merchant development sales during 2010 nor are any planned for 2011.

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

During the third quarter of 2010, we acquired an industrial business park in Plano, Texas for approximately $9.0 million and a retail shopping center in Durham, North Carolina for approximately $11.5 million.  In May 2010, we acquired a distribution center in San Antonio, Texas for approximately $7.8 million.

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

Subsequent to September 30, 2010, we acquired a 67%-owned unconsolidated joint venture interest in a retail shopping center located in Moreno Valley, California for $5.7 million, and we acquired a shopping center in Scottsdale, Arizona for approximately $19.3 million.

During October 2010, we entered into a real estate limited partnership, which has entered into a purchase and sale agreement to purchase a shopping center for approximately $143.0 million.  Consummation of the transaction is subject to negotiation of definitive documentation, customary closing conditions, and no assurance can be given that the transaction will, in fact, be consummated.

Effective October 2010, we have a real estate limited partnership with a foreign institutional investor to purchase up to $280 million of retail properties in various states.  Our ownership in this unconsolidated real estate limited partnership is 51%.  To date, no properties had been purchased.

While we are not currently pursuing new joint ventures utilizing our current asset pool, we continue to monitor our joint venture relationships and evaluate whether new or existing relationships could provide equity for new investments.

Joint venture and outside fee income for the nine months ended September 30, 2010 and 2009 was approximately $5.2 million and $4.7 million, respectively.  This fee income is based upon revenues, net income and in some cases appraised property values.  We expect to receive the same level of fees throughout the remainder of the year and into 2011.

Dispositions
Dispositions are a key component of our ongoing management process where we prune properties from our portfolio that do not meet our geographic or growth targets.  Dispositions provide capital that may be recycled into properties that have high barrier-to-entry locations within growing metropolitan markets; and thus, have higher long-term growth potential.  Over time, we expect this to produce a portfolio with higher occupancy rates and stronger internal revenue growth.  With a gradual return of debt financing available to prospective purchasers, we expect to continue to dispose of selected non-core properties throughout 2010 and 2011 as opportunities present themselves.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

Revenues
Total revenues were $139.0 million in the third quarter of 2010 versus $143.1 million in the third quarter of 2009, a decrease of $4.1 million or 2.9%.  This decrease is primarily attributable to a decrease of $3.5 million in net rental revenues.  The decrease in net rental revenues resulted primarily from the sale of an 80% interest in six shopping centers, which totaled $5.4 million.  Offsetting this decline of $5.4 million is rentals associated primarily with new development completions and the acquisition of three properties.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	September 30,
	2010	2009

Shopping Centers	92.6%	92.1%
Industrial	86.9%	88.0%
Total	91.1%	91.1%

Expenses
Total expenses for the third quarter of 2010 were $89.8 million versus $119.3 million in the third quarter of 2009, a decrease of $29.5 million or 24.7%.  The decrease resulted primarily from a decline in impairment losses and real estate taxes of $27.8 million and $2.4 million, respectively.  The impairment losses, recognized primarily on new development properties, for 2009 exceeded 2010 losses due to changes in economic conditions, our new development business plans and tenant expansion plans.  The decrease in real estate taxes resulted primarily from the sale of an 80% interest in six shopping centers and rate and valuation changes from the prior year.  Overall, direct operating costs and expenses (operating and net real estate taxes) of operating our properties as a percentage of rental revenues were 30.5% and 31.6% for the three months ended September 30, 2010 and 2009, respectively.

Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net
The increase in net equity earnings (loss) of real estate joint ventures and partnerships of $8.2 million or 172.5% is primarily attributable to impairment losses in 2009 of $6.8 million associated with three new development properties with no such adjustment recorded in the same quarter of 2010.  Also, contributing to the increase is the consolidation of two real estate joint ventures that had been previously accounted for under the equity method of accounting, and had an equity net loss of $1.4 million in 2009.

Gain (Loss) on Redemption of Convertible Senior Unsecured Notes
The gain in 2009 of $16.5 million resulted from the purchase and cancellation of $319.7 million of our 3.95% convertible senior unsecured notes at a discount to par value.

Benefit (Provision) for Income Taxes
The decrease in the income tax benefit of $4.4 million is attributable primarily to a $5.0 million impairment valuation allowance in 2009 at our taxable REIT subsidiary.

Results of Operations

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

Revenues
Total revenues were $414.9 million in the first nine months of 2010 versus $429.8 million in the first nine months of 2009, a decrease of $14.9 million or 3.5%.  This decrease is primarily attributable to decreases in net rental revenues and other income of $13.5 million and $1.4 million, respectively.  The decrease in net rental revenues resulted primarily from the sale of an 80% interest in six shopping centers, which totaled $15.1 million.  Offsetting this decline of $15.1 million is rentals associated primarily with new development completions and the acquisition of three properties.  The decrease in other revenues results primarily from a decline in lease cancellation revenue.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	September 30,
	2010	2009

Shopping Centers	92.6%	92.1%
Industrial	86.9%	88.0%
Total	91.1%	91.1%

Expenses
Total expenses in the first nine months of 2010 were $277.7 million versus $293.2 million in the first nine months of 2009, a decrease of $15.5 million or 5.3%.  The decrease resulted primarily from decreases in impairment losses and real estate taxes of $11.8 million and $5.5 million, respectively, offset by an increase in operating expenses of $1.8 million.  The impairment loss in 2010 is attributable to an impairment loss of $15.8 million associated with the requirement to record our equity interests in two previously unconsolidated real estate joint ventures at their estimated fair values in accounting for the consolidation of these joint ventures, and a $5.2 million loss associated primarily with new development properties.  The 2009 impairment loss of $32.8 million relates to new development properties resulting from changes in economic conditions, our new development business plans and tenant expansion plans.  The decrease in real estate taxes resulted primarily from the sale of an 80% interest in six shopping centers and rate and valuation changes from the prior year.  The increase in operating expenses resulted primarily from an increase in insurance premiums of $.6 million and marginal increases in professional fees, maintenance repair expenses and other operating expenses of the portfolio.  Overall, direct operating costs and expenses (operating and net real estate taxes) of operating our properties as a percentage of rental revenues were 31.2% and 31.1% for the nine months ended September 30, 2010 and 2009, respectively.

Interest Expense, net
Net interest expense totaled $111.8 million in the first nine months of 2010, down $3.5 million or 3.0% from the first nine months of 2009.  The components of net interest expense were as follows (in thousands):

	Nine Months Ended
	September 30,
	2010	2009

Gross interest expense	$115,346	$121,364
Amortization of convertible notes discount	1,655	4,426
Over-market mortgage adjustment	(2,510)	(3,089)
Capitalized interest	(2,729)	(7,454)

Total	$111,762	$115,247

Gross interest expense totaled $115.3 million in the first nine months of 2010, down $6.0 million or 5.0% from the first nine months of 2009.  The decrease in gross interest expense was due primarily to the reduction in the average debt outstanding, resulting from the retirement of convertible notes and a reduction in other unsecured debt.  For the first nine months of 2010, the weighted average debt outstanding was $2.5 billion at a weighted average interest rate of 6.1% as compared to $2.9 billion outstanding at a weighted average interest rate of 5.4% in 2009.  The decrease of $2.8 million in the amortization of convertible notes discount relates to the retirement of the convertible notes.  Capitalized interest decreased $4.7 million as a result of new development stabilizations, completions and the cessation of carrying costs capitalization on several new development projects transferred to land held for development.

Interest and Other Income, net
Net interest and other income was $6.9 million in the first nine months of 2010 versus $8.5 million in the first nine months of 2009, a decrease of $1.6 million or 18.8%.  This decrease resulted primarily from the fair value decrease of $1.9 million associated with the assets held in a grantor trust related to our deferred compensation plan.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
The increase in net equity earnings of real estate joint ventures and partnerships of $6.5 million or 234.9% is primarily attributable to impairment losses in 2009 of $6.8 million associated with three new development properties with no such adjustment recorded in 2010.

Gain (Loss) on Redemption of Convertible Senior Unsecured Notes
The loss in 2010 of $.1 million resulted from the purchase and cancellation of $4.0 million of our 3.95% convertible senior unsecured notes at a premium to par value as compared to the gain of $25.3 million from the purchase and cancellation of $402.0 million of our 3.95% convertible senior unsecured notes at a discount to par value in 2009.

Gain on Land and Merchant Development Sales
The decrease in gain on land and merchant development sales of $18.6 million is primarily attributable to the gain on the sale of a land parcel in New Mexico and the sale of an unconsolidated joint venture interest in a shopping center in Colorado in 2009.

Provision for Income Taxes
The decrease in the income tax provision of $6.9 million is attributable primarily to a $5.0 million impairment valuation allowance provision in 2009 at our taxable REIT subsidiary and a net operating loss carryforward of $1.7 million caused by a change in the calculation of tax bonus depreciation in 2009.

Gain on Sale of Property
The decrease in gain on sale of property of $11.4 million is attributable primarily to a disposition in 2009, which produced a gain of $6.3 million, as well as dispositions of a building at three operating properties with gains totaling $5.0 million.

Effects of Inflation

We have structured our leases in such a way as to remain largely unaffected should significant inflation occur.  Most of the leases contain percentage rent provisions whereby we receive increased rentals based on the tenants' gross sales.  Many leases provide for increasing minimum rentals during the terms of the leases through escalation provisions.  In addition, many of our leases are for terms of less than 10 years, which allow us to adjust rental rates to changing market conditions when the leases expire.  Most of our leases also require the tenants to pay their proportionate share of operating expenses and real estate taxes.  As a result of these lease provisions, increases due to inflation, as well as real estate tax rate increases, generally do not have a significant adverse effect upon our operating results as they are absorbed by our tenants.  Under the current economic climate, little to no inflation is occurring.

Capital Resources and Liquidity

Our primary liquidity needs are paying our common and preferred dividends, maintaining and operating our existing properties, paying our debt service costs, excluding debt maturities, and funding capital expenditures.  If our occupancy continues to remain above the 90% level that has been projected for 2010, we anticipate that cash flows from operating activities primarily in the form of rental revenues will provide all of our capital needs.

The primary sources of capital for funding any debt maturities and acquisitions are our revolving credit facility; proceeds from both secured and unsecured debt issuances; proceeds from common and preferred capital issuances; cash generated from the sale of property and the formation of joint ventures; and cash flow generated by our operating properties.  Amounts outstanding under the revolving credit facility are retired as needed with proceeds from the issuance of long-term debt, common and preferred equity, cash generated from disposition of properties and cash flow generated by our operating properties.  As of September 30, 2010, we had no amounts outstanding under our $500 million revolving credit facility and $50.0 million was outstanding under our $99 million credit facility, which we use for cash management purposes.  We have repositioned our future debt maturities to manageable levels and had $3.3 million invested in short-term cash investments at September 30, 2010.  During July 2010, we established a restricted cash collateral account of $47.6 million as part of a settlement agreement in connection with a development project in Sheridan, Colorado, which we anticipate to replace with a letter of credit.  See Contractual Obligations for additional information.

Our most restrictive debt covenants including debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios, limit the amount of additional leverage we can add; however, we believe the sources of capital described above are adequate to execute our business strategy and remain in compliance with our debt covenants.

We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships.  Off balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $441.7 million of which our ownership percentage is $126.2 million at September 30, 2010.  Scheduled principal mortgage payments on this debt at 100% are as follows (in millions):

2010 remaining	$4.7
2011	41.1
2012	31.5
2013	53.1
2014	102.7
Thereafter	208.6
Total	$441.7

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

Investing Activities:

Acquisitions and Joint Ventures
Retail Properties.
During the first nine months of 2010, we contributed the final two properties to an unconsolidated joint venture for $47.3 million, which included loan assumptions of $28.1 million and the receipt of net proceeds totaling $14.0 million.  We also acquired a retail shopping center in Durham, North Carolina for approximately $11.5 million.

Subsequent to September 30, 2010, we acquired a 67%-owned unconsolidated joint venture interest in a retail shopping center located in Moreno Valley, California for $5.7 million, and we acquired a shopping center in Scottsdale, Arizona for approximately $19.3 million.

During October 2010, we entered into a real estate limited partnership, which has entered into a purchase and sale agreement to purchase a shopping center for approximately $143.0 million.  Consummation of the transaction is subject to negotiation of definitive documentation, customary closing conditions, and no assurance can be given that the transaction will, in fact, be consummated.

Industrial Properties.
During the first nine months of 2010, we acquired a distribution center in San Antonio, Texas for approximately $7.8 million and an industrial business park in Plano, Texas for approximately $9.0 million.

Dispositions
Retail Properties.
During the first nine months of 2010, we sold a shopping center located in Texas and one retail building located in Kentucky.  Gross sales proceeds from these dispositions totaled $2.4 million and generated gains of $.6 million.  Also, two unconsolidated real estate joint ventures each sold a retail building located in California with aggregate gross sales proceeds totaling $4.4 million.

Industrial Properties.
There were no dispositions of industrial properties during the first nine months of 2010.

Subsequent to September 30, 2010, we sold an unconsolidated joint venture interest in a Texas property with gross sales proceeds totaling $2.9 million.

Land and Merchant Development.
During the first nine months of 2010, we sold one land parcel located in Texas with gross sales proceeds of $.4 million.  Also, an unconsolidated real estate joint venture sold a land parcel located in Florida with gross sales proceeds of $1.3 million.

New Development and Capital Expenditures
At September 30, 2010, we had 10 projects under construction with a total square footage of approximately 2.7 million.  The majority of these properties are slated to be completed over the next one to three years, and we expect our investment in these properties upon completion to be $170.3 million, net of proceeds from land sales and tax incentive financing of $22.8 million.

Our new development projects are financed initially under our revolving credit facility, as it is our practice not to use third party financing.  Management monitors amounts outstanding under our revolving credit facility and periodically pays down such balances using cash generated from both secured and unsecured debt issuances, from common and preferred share issuances and from dispositions of properties.

Capital expenditures for additions to the existing portfolio, acquisitions, new development and our share of investments in unconsolidated real estate joint ventures and partnerships totaled $94.2 million and $129.5 million for the nine months ended September 30, 2010 and 2009, respectively.  We have entered into commitments aggregating $42.9 million comprised principally of construction contracts which are generally due in 12 to 36 months.

Financing Activities:

Debt
Total debt outstanding was $2.6 billion and $2.5 billion at September 30, 2010 and December 31, 2009, respectively.  Total debt at September 30, 2010 included $2.1 billion on which interest rates are fixed and $519.7 million, including the effect of $416.3 million of interest rate contracts that bear interest at variable rates.  Additionally, debt totaling $1.2 billion was secured by operating properties while the remaining $1.4 billion was unsecured.  At September 30, 2010, we had $3.3 million invested in short-term cash instruments.  During July 2010, we established a restricted cash collateral account of $47.6 million as part of a settlement agreement in connection with a development project in Sheridan, Colorado, which we anticipate to replace with a letter of credit.  In February 2010, we entered into an amended and restated $500 million unsecured revolving credit facility.  The $500 million unsecured revolving credit facility expires in February 2013 and provides borrowing rates that float at a margin over LIBOR plus a facility fee.  The borrowing margin and facility fee are priced off a grid that is tied to our senior unsecured credit ratings, which are currently 275.0 and 50.0 basis points, respectively.  The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million.  Additionally, an accordion feature allows us to increase the new facility amount up to $700 million.  As of October 29, 2010, no amounts were outstanding under this facility.

Effective May 2010, we entered into an agreement with a bank for an unsecured and uncommitted overnight facility totaling $99 million that we intend to maintain for cash management purposes.  The facility provides for fixed interest rate loans at a 30 day LIBOR rate plus a borrowing margin based on market liquidity.  As of October 29, 2010, $53.0 million was outstanding under this facility.

The available balance under our revolving credit facility was $438.7 million at October 29, 2010, which is net of $8.3 million in outstanding letters of credit and amounts outstanding under the unsecured and uncommitted overnight facility.

We believe we were in full compliance with all of our covenants as of September 30, 2010.  Our five most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios.  These ratios as defined in our agreements were as follows at September 30, 2010:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	47.1%
Secured Debt to Asset Ratio	Less than 30.0%	22.1%
Fixed Charge Ratio	Greater than 1.5	2.5
Unencumbered Interest Ratio	Greater than 2.0	3.6
Unencumbered Debt Yield Ratio	Greater than 13.0%	18.7%

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

At September 30, 2010, we had 15 interest rate contracts with an aggregate notional amount of $416.3 million, of which $414.9 million is designated as fair value hedges that convert fixed interest payments at rates ranging from 4.2% to 7.5% to variable interest payments ranging from .3% to 6.1%.  We could be exposed to losses in the event of nonperformance by the counter-parties; however, management believes such nonperformance is unlikely.

Subsequent to September 30, 2010, we received $8.9 million associated with the settlement of 11 interest rate contracts with an aggregate notional amount of $295.6 million that were designated as fair value hedges.

Equity
In May 2010, our shareholders approved an amendment to increase the number of authorized common shares of beneficial interest, $0.03 par value per share, from 150.0 million to 275.0 million.

In February 2010, our Board of Trust Managers approved an increase to our quarterly dividend rate from $.25 to $.26 per share commencing with the first quarter 2010 distribution.  Common and preferred dividends totaled $118.5 million during the first nine months of 2010.  Our dividend payout ratio on common equity for the three and nine months ended September 30, 2010 approximated 64.3% and 71.1%, respectively, based on FFO for the respective period.

In December 2008, we filed a universal shelf registration statement which is effective for three years.  We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our revolving credit facilities.  We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center.  In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business.  The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable.  We have entered into commitments aggregating $42.9 million comprised principally of construction contracts which are generally due in 12 to 36 months.  The following table summarizes our primary contractual obligations as of September 30, 2010 (in thousands):

	Remaining
	2010	2011	2012	2013	2014	Thereafter	Total
Mortgages and Notes Payable: (1)
Unsecured Debt	$34,029	$194,947	$241,237	$271,403	$342,619	$600,996	$1,685,231
Secured Debt	23,938	158,622	184,061	217,825	207,904	662,604	1,454,954

Lease Payments	898	3,570	3,382	3,352	3,118	126,761	141,081

Other Obligations (2)	21,069	35,091	237				56,397

Total Contractual Obligations	$79,934	$392,230	$428,917	$492,580	$553,641	$1,390,361	$3,337,663

_______________
(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at September 30, 2010, excluding the effect of interest rate contracts.  Also excludes a $97.0 million debt service guaranty liability.

(2)
Other obligations include income and real estate tax payments assessed on the current year, commitments associated with our secured debt, contributions to our retirement plan and other employee payments.  Severance and change in control agreements have not been included as the amounts and payouts are not anticipated.

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

In July 2009, we settled a lawsuit in connection with the above project.  Among the obligations performed or to be performed by us under the terms of the settlement agreement was to cause the joint venture to purchase a portion of the bonds in the amount of $51.3 million at par plus accrued and unpaid interest to the date of such purchase, and we established a restricted cash collateral account of $47.6 million in lieu of a back-to-back letter of credit previously supporting additional bonds totaling $45.7 million.  We anticipate replacing the restricted cash collateral account with a letter of credit.  Also, in connection with the Sheridan, Colorado joint venture and the issuance of the related Series A bonds, we, our joint venture partner and the joint venture have also provided a performance guaranty on behalf of the Agency for the satisfaction of all obligations arising from two interest rate contracts for the combined notional amount of $97 million that matures in December 2029.  We evaluated and determined that the fair value of the guaranty both at inception and September 30, 2010 was nominal.

We have evaluated the remaining outstanding guaranties and have determined that the fair value of these guaranties is nominal.

Off Balance Sheet Arrangements

As of September 30, 2010, none of our off balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources.  Letters of credit totaling $8.3 million and $7.2 million were outstanding under the revolving credit facility at September 30, 2010 and December 31, 2009, respectively.

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

In December 2009, an unconsolidated joint venture became a variable interest entity through the issuance of a secured loan since the lender has the ability to make decisions that could have a significant impact on the success of the entity.  The unconsolidated joint venture’s maximum exposure to loss is limited to the venture’s outstanding debt, which is approximately $66.6 million at September 30, 2010.

In July 2008, a 47.75%-owned unconsolidated real estate joint venture acquired an 83.34% interest in a joint venture owning a 919,000 square foot new development property to be constructed in Aurora, Colorado.  The acquired joint venture is a variable interest entity to the unconsolidated joint venture since it provided a guaranty on debt obtained by the acquired joint venture, which was approximately $44.4 million at September 30, 2010.  We have evaluated and determined that the fair value of the guaranty both at inception and September 30, 2010 was nominal.

Effective October 2010, we have a real estate limited partnership with a foreign institutional investor to purchase up to $280 million of retail properties in various states.  Our ownership in this unconsolidated real estate limited partnership is 51%.  To date, no properties had been purchased.

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

FFO is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss) attributable to common shareholders	$8,660	$(9,384)	$13,333	$63,000
Depreciation and amortization	35,261	35,646	105,449	109,446
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	4,850	4,850	14,795	13,415
Gain on sale of property	(114)	(1,383)	(1,575)	(19,736)
Loss (gain) on sale of property of unconsolidated real estate joint ventures and partnerships			1	(4)
Funds from operations - basic and diluted	$48,657	$29,729	$132,003	$166,121

Weighted average shares outstanding - basic	119,978	119,384	119,899	106,186
Effect of dilutive securities:
Share options and awards	839		811	559

Weighted average shares outstanding - diluted	120,817	119,384	120,710	106,745

ITEM 3.               Quantitative and Qualitative Disclosures about Market Risk

We use fixed and floating-rate debt to finance our capital requirements.  These transactions expose us to market risk related to changes in interest rates.  Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions.  These agreements expose us to credit risk in the event of non-performance by the counter-parties.  We do not engage in the trading of derivative financial instruments in the normal course of business.  At September 30, 2010, we had fixed-rate debt of $2.1 billion and variable-rate debt of $519.7 million, after adjusting for the net effect of $416.3 million notional amount of interest rate contracts.  In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $5.2 million associated with our variable-rate debt, including the effect of the interest rate contracts.  The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $16.3 million and $90.6 million, respectively.

ITEM 4.               Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2010.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DATE:      November 5, 2010

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

10.59†	—
First Amendment to Promissory Note with Reliance Trust Company, Trustee of the Trust under the Weingarten Realty Investors Deferred Compensation Plan, Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan dated March 11, 2010 (filed as Exhibit 10.59 on WRI’s Form 10-Q for the quarter ended June  30, 2010 and incorporated herein by reference).

10.60†	—	2002 WRI Employee Share Purchase Plan dated May 6, 2003 (filed as Exhibit 10.60 on WRI’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).
10.61†	—	Amended and Restated 2002 WRI Employee Share Purchase Plan dated May 10, 2010 (filed as Exhibit 10.61 on WRI’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).
10.62	—
Fixed Rate Promissory Note with JPMorgan Chase Bank, National Association dated May 11, 2010 (filed as Exhibit 10.62 on WRI’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).

31.1*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

*	Filed with this report.

**	Furnished with this report.

†	Management contract or compensation plan or arrangement.