Form 10-K
period 2010-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2011-03-01
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
__________________
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [__________________] to [________________]

Commission file number 1-9876

Weingarten Realty Investors
(Exact name of registrant as specified in its charter)

TEXAS	74-1464203
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 Citadel Plaza Drive
P.O. Box 924133
Houston, Texas	77292-4133
(Address of principal executive offices)	(Zip Code)
(713) 866-6000
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $0.03 par value	New York Stock Exchange
Series D Cumulative Redeemable Preferred Shares, $0.03 par value	New York Stock Exchange
Series E Cumulative Redeemable Preferred Shares, $0.03 par value	New York Stock Exchange
Series F Cumulative Redeemable Preferred Shares, $0.03 par value	New York Stock Exchange
8.1% Notes due 2019	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES ☐    NO ☒

The aggregate market value of the common shares of beneficial interest held by non-affiliates on June 30, 2010 (based upon the closing sale price on the New York Stock Exchange of $19.05) was $2,099,776,382.  As of June 30, 2010, there were 120,387,067 common shares of beneficial interest, $.03 par value, outstanding.

As of January 31, 2011, there were 120,493,126 common shares of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement relating to its Annual Meeting of Shareholders to be held on May 4, 2011 have been incorporated by reference to Part III of this Form 10-K.

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

At December 31, 2010, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 383 developed income-producing properties and nine properties under various stages of construction and development.  The total number of properties includes 312 neighborhood and community shopping centers, 77 industrial projects and three other operating properties located in 23 states spanning the country from coast to coast.  The portfolio of properties is approximately 71.5 million square feet.

We also owned interests in 42 parcels of land held for development that totaled approximately 33.1 million square feet.

At December 31, 2010, we employed 380 full-time persons and our principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008, and our phone number is (713) 866-6000.  We also have ten regional offices located in various parts of the United States.

Investment and Operating Strategy.  Our long-term strategy is to focus on increasing funds from operations (“FFO”) and shareholder value.  We do this through hands-on leasing, management and selected redevelopment of the existing portfolio of properties, through disciplined growth from selective acquisitions and new developments and through the disposition of assets that no longer meet our ownership criteria.  We do this while remaining committed to maintaining a conservatively leveraged balance sheet, a well-staggered debt maturity schedule and strong credit agency ratings.

Currently, we are focusing our efforts on improvements to our operating fundamentals and increasing shareholder value.  We have also positioned ourselves to take advantage of growth opportunities as the economy improves.  We have implemented a multifaceted approach utilizing associates from our leasing, acquisitions and new development departments to source these opportunities.  We are also leveraging their efforts with the relationships we have in the brokerage, banking and institutional arenas.  Competition for quality acquisition opportunities remains substantial; nevertheless, we have been successful in indentifying selected properties, which meet our return hurdles, and we will continue to actively evaluate other opportunities as they enter the market.

At December 31, 2010, neighborhood and community shopping centers generated 89.0% of total revenue and industrial properties accounted for 9.4%.  We expect to continue to focus the future growth of the portfolio in neighborhood and community centers and bulk industrial properties in markets where we currently operate and may expand to other markets throughout the United States.  We do not anticipate significant investment in other classes of real estate such as multi-family or office assets.

We may either purchase or lease income-producing properties in the future, and may also participate with other entities in property ownership through partnerships, joint ventures or similar types of co-ownership.  Equity investments may be subject to existing mortgage financing and other indebtedness or such financing may be incurred in connection with acquiring such investments.

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

Diversification from both a geographic and tenancy perspective is a critical component of our operating strategy.  While approximately 34.4% of the building square footage of our properties is located in the State of Texas, we continue to expand our holdings outside the state.  With respect to tenant diversification, our two largest tenants accounted for 3.0% and 1.8%, respectively, of our total rental revenues for the year ended December 31, 2010.  No other tenant accounted for more than 1.6% of our total rental revenues.

We finance our growth and working capital needs in a conservative manner.  Our credit ratings were BBB from Standard & Poors and Baa2 from Moody's Investor Services as of December 31, 2010 and 2009.  We intend to maintain a conservative approach to managing our balance sheet, which, in turn, gives us many options of raising debt or equity capital when needed.  At December 31, 2010, our ratio of earnings to combined fixed charges and preferred dividends as defined by the Securities and Exchange Commission (“SEC”), not based on FFO, was 1.0 to 1 and our debt to total assets before depreciation was 44.8%.

Our policies with respect to the investment and operating strategies discussed above are reviewed by our Board of Trust Managers periodically and may be modified without a vote of our shareholders.

Location of Properties. Our properties are located in 23 states, primarily throughout the southern half of the country.  As of December 31, 2010, we have 392 properties which were owned or operated under long-term leases either directly or through our interest in real estate joint ventures or partnerships.  Net operating income generated by our properties located in Houston and its surrounding areas was 21.6%, and an additional 11.8% of net operating income is generated from properties that are located in other parts of Texas.  We also have 42 parcels of land held for development, 11 of which are located in Houston and its surrounding areas and 10 of which are located in other parts of Texas.  Because of our investments in Houston and its surrounding areas, as well as in other parts of Texas, the Houston and Texas economies affect, to a large degree, our business and operations.

Economic Factors.  While downside risks still exist, most economic indicators suggest that the economy is in a recovery phase.  Consumer confidence has begun to rebound from historical low levels, credit availability is improving, and retail sales showed modest growth through 2010.  Sales will likely continue to trend upward, though at a decreased rate as year over year comparisons become more difficult.  Various factors have aligned to cause increases in commodity prices, in turn leading to higher food and fuel costs.  While top line inflation is reported to remain low in the short term, we are seeing significant increases in these sectors which are likely to generate higher year over year sales at supermarkets.  With consumers remaining value oriented, “sticky” prices are likely to limit these supermarkets’ margins.  Overall, we expect the improved gross sales to translate into a stronger demand for retail space which should lead to lower vacancy rates and more stable rents beyond 2011.  With the majority of our shopping centers being supermarket-anchored and located in densely populated, major metropolitan areas, our portfolio came through the recession stronger than centers anchored by tenants with more discretionary product lines.  Our analysis has identified stronger interest for top tier shopping centers with easier availability for credit resulting in higher prices, while second and third tier properties have seen consistent pricing.  In light of these trends, we have expanded the internal resources dedicated to examining available assets in our key markets, to identify and purchase the best assets and properties with the strongest upside potential.

Competition.  We compete with numerous other developers and real estate companies (both public and private), financial institutions and other investors engaged in the development, acquisition and operation of shopping centers and commercial property in our trade areas.  This results in competition for the acquisition of both existing income-producing properties and prime development sites.  Competition for these acquisitions may also increase as credit availability improves resulting in additional pricing pressure.  There is also competition for tenants to occupy the space that is developed, acquired and managed by our competitors or us.

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

Materials Available on Our Website.  Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as well as Reports on Forms 3, 4, 5 and SC 13G regarding our officers, trust managers or 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through our website (www.weingarten.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC.  We have also made available on our website copies of our Audit Committee Charter, Management Development and Executive Compensation Committee Charter, Governance and Nominating Committee Charter, Code of Conduct and Ethics and Governance Guidelines.  In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website.  You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 or the SEC’s Internet site at www.sec.gov.  Materials on our website are not part of our Annual Report on Form 10-K.

Financial Information.  Additional financial information concerning us is included in the Consolidated Financial Statements located on pages 51 through 91 herein.

ITEM 1A.             Risk Factors

Disruptions in the financial markets could affect our liquidity and have other adverse effects on us and the market price of our common shares of beneficial interest.

The United States (“U.S.”) and global equity and credit markets can experience significant price volatility, dislocations and liquidity disruptions, which could cause market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably.  These circumstances could materially impact liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases result in the unavailability of certain types of financing.  Uncertainties in the equity and credit markets may negatively impact our ability to access additional financing at reasonable terms or at all, which may negatively affect our ability to complete dispositions, form joint ventures or refinance our debt.  A prolonged downturn in the equity or credit markets could cause us to seek alternative sources of potentially less attractive financing, and require us to adjust our business plan accordingly.  In addition, these factors may make it more difficult for us to sell properties or adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of financing or difficulties in obtaining financing.  These events in the equity and credit markets may make it more difficult or costly for us to raise capital through the issuance of our common shares of beneficial interest (“common shares”) or preferred shares.  These disruptions in the financial markets also may have a material adverse effect on the market value of our common shares and preferred shares and other adverse effects on us or the economy generally.  There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of equity or credit financing.

Among the market conditions that may affect the value of our common shares and preferred shares are the following:

▪
The attractiveness of real estate investment trust (“REIT”) securities as compared to other securities, including securities issued by other real estate companies, fixed income equity securities and debt securities;

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

The economic performance and value of our properties can be affected by many factors, including the following:

▪	Changes in the national, regional and local economic climate;
▪	Changes in environmental regulatory requirements, including but not limited to legislation on global warming;
▪	Local conditions such as an oversupply of space or a reduction in demand for real estate in the area;
▪	The attractiveness of the properties to tenants;
▪	Competition from other available space;

▪	Our ability to provide adequate management services and to maintain our properties;
▪	Increased operating costs, if these costs cannot be passed through to tenants;
▪	The expense of periodically renovating, repairing and releasing spaces;
▪	Consequence of any armed conflict involving, or terrorist attack against, the U.S.;
▪	Our ability to secure adequate insurance;
▪	Fluctuations in interest rates;
▪	Changes in real estate taxes and other expenses; and
▪	Availability of financing on acceptable terms or at all.

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

Reduction of rental income would adversely affect our profitability, our ability to meet our debt obligations and our ability to make distributions to our shareholders.

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

Any of these actions could result in the termination of the tenants’ lease and the loss of rental income attributable to the terminated leases.  In addition, lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could also result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases.  In these events, we cannot be sure that any tenant whose lease expires will renew that lease or that we will be able to re-lease space on economically advantageous terms.  The loss of rental revenues from a number of our tenants and our inability to replace such tenants, particularly in the case of a substantial tenant with leases in multiple locations, may adversely affect our profitability, our ability to meet debt and other financial obligations and our ability to make distributions to the shareholders.  For the year ended December 31, 2010, 78 of our tenants either closed stores due to bankruptcy or declared bankruptcy.  Such closings and bankruptcies represent 1.0% of leasable space in our portfolio.

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

We intend to continue the selective development and construction of retail properties in accordance with our development and underwriting policies as opportunities arise.  Our development and construction activities include risks that:

▪	We may abandon development opportunities after expending resources to determine feasibility;
▪	Construction costs of a project may exceed our original estimates;
▪	Occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;
▪	Rental rates could be less than projected;
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

For each of the four quarters during 2010, we paid a cash distribution at a quarterly rate of $.26 per common share ($1.04 per common share for the year ended December 31, 2010).  During the first quarter of 2009, we paid a cash distribution at a quarterly rate of $.525 per common share.  Commencing with our second quarter 2009 dividend payout, we paid a cash distribution at a quarterly rate of $.25 per common share.

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

Volatility in market and economic conditions may impact our partners’ ability to perform in accordance with our real estate joint venture and partnership agreements resulting in a change in control.

Changes in control of our investments could result as reconsiderations events are evaluated, such as amendments to our real estate joint venture and partnership agreements, changes in debt guarantees or changes in ownership due to required capital contributions.  Any changes in control will result in the revaluation of our investments to fair value, which could lead to an impairment.  We are unable to predict whether, or to what extent, a change in control may result or the impact of adverse market and economic conditions may have to our partners.

As a result of the ongoing market and economic volatility, we recognized a non-cash impairment charge of approximately $15.8 million for the year ended December 31, 2010 related to the consolidation of two entities previously accounted for under the equity method.  A change in entity control occurred through the modification of the joint venture agreements in which we assumed all management, voting and approval rights.  No such impairments were recognized in 2009 and 2008.

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

We intend to operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes.  However, REIT qualification requires us to satisfy numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Internal Revenue Code, for which there are a limited number of judicial or administrative interpretations.  Our status as a REIT requires an analysis of various factual matters and circumstances that are not entirely within our control.  Accordingly, it is not certain we will be able to qualify and remain qualified as a REIT for U.S. federal income tax purposes.  Even a technical or inadvertent violation of the REIT requirements could jeopardize our REIT qualification.  Furthermore, Congress or the Internal Revenue Service (“IRS”) might change the tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect that could make it more difficult or impossible for us to qualify as a REIT.  If we fail to qualify as a REIT in any tax year, then:

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

In general, the maximum U.S. federal income tax rate for dividends paid to individual U.S. shareholders is 15% (through 2012).  Unlike dividends received from a corporation that is not a REIT, our distributions to individual shareholders generally are not eligible for the reduced rates.

Our real estate investments may contain environmental risks that could adversely affect our operating results.

The acquisition of certain assets may subject us to environmental liabilities.  Our operating expenses could be higher than anticipated due to the cost of complying with existing or future environmental laws and regulations.  In addition, under various federal, state and local laws, ordinances and regulations, we may be considered an owner or operator of real property or have arranged for the disposal or treatment of hazardous or toxic substances.  As a result, we may become liable for the costs of removal or remediation of certain hazardous substances released on or in our property.

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

All of our properties are required to comply with the Americans with Disabilities Act ("ADA").  The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities.  Compliance with the ADA requirements could require removal of access barriers, and noncompliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both.  While the tenants to whom we lease properties are obligated by law to comply with the ADA provisions, and typically under tenant leases are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected.  As a result, we could be required to expend funds to comply with the provisions of the ADA, which could adversely affect the results of operations and financial condition and our ability to make distributions to shareholders.  In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to the properties.  We may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could have a material adverse effect on our ability to meet the financial obligations and make distributions to our shareholders.

There may be future dilution of our common shares.

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

Market and economic conditions have been unprecedented and challenging with tighter credit conditions.  Continued concerns about the systemic impact of the availability and cost of credit, the U.S. mortgage market, inflation, energy costs, geopolitical issues and declining equity and real estate markets have contributed to increased market volatility and diminished expectations for the U.S. economy.  The retail shopping sector has been negatively affected by these market and economic conditions.  These conditions may result in our tenants delaying lease commencements, declining to extend or renew leases upon expiration and/or renewing at lower rates.  These conditions also have forced some weaker retailers, in some cases, to declare bankruptcy and/or close stores.  Certain retailers have announced store closings even though they have not filed for bankruptcy protection.  Lease terminations by certain tenants or a failure by certain tenants to occupy their premises in a shopping center could result in lease terminations or significant reductions in rent by other tenants in the same shopping center under the terms of some leases, in which case we may be unable to re-lease the vacated space at attractive rents or at all, and our rental payments from our continuing tenants could significantly decrease.  Additionally, adverse conditions could also result in the revaluation of our investments in real estate joint ventures and partnerships, notes receivable from our real estate joint ventures and partnerships and other property related investments.

We are unable to predict whether, or to what extent or for how long, these adverse market and economic conditions will persist.  The continuation and/or intensification of these conditions may impede our ability to generate sufficient operating cash flow to pay expenses, maintain properties, pay dividends and refinance debt.

As a result of the ongoing market volatility and declining market conditions, we recognized non-cash impairment charges of approximately $17.5 million, $38.8 million and $52.5 million for the year ended December 31, 2010, 2009 and 2008, respectively.

Ongoing adverse market and economic conditions and market volatility will likely continue to make it difficult to value the properties and investments owned by us and our unconsolidated joint ventures.  There may be significant uncertainty in the valuation, or in the stability of the value, of such properties and investments that could result in a substantial decrease in the value thereof.  In addition, we intend to sell certain assets over the next several years.  No assurance can be given that we will be able to recover the current carrying amount of all of our properties and those of our unconsolidated joint ventures and/or our goodwill in the future.  Our inability to do so would require us to recognize additional impairment charges for the period in which we reached that conclusion, which could materially and adversely affect us.

Changes in accounting standards may adversely impact our financial condition and results of operations.

The Financial Accounting Standards Board, in conjunction with the Securities and Exchange Commission, has several key projects on their agenda that could impact how we currently account for our material transactions, including lease accounting and other convergence projects with the International Accounting Standards Board.  We believe that these and other potential proposals could have varying degrees of impact on us ranging from minimal to material.  At this time, we are unable to predict with certainty which, if any, proposals may be passed or what level of impact any such proposal could have on us.

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

Currently, we are subject to certain regulations regarding the future replacement of roofing on our properties located in California, the City of Houston and Burbank, Illinois, which will increase the cost of replacement roofs for those properties.  Compliance with these regulations is not expected to have a material affect on our operating results.

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

The current U.S. administration and Congress have made, or called for consideration of, several additional proposals relating to a variety of issues, including universal healthcare, financial regulation reform, climate control and others.  We believe that these and other potential proposals could have varying degrees of impact on us ranging from minimal to material.  At this time, we are unable to predict with certainty which, if any, proposals may be passed or what level of impact any such proposal could have on us.

ITEM 1B.             Unresolved Staff Comments

None.

ITEM 2.                Properties

At December 31, 2010, our real estate properties consisted of 392 locations in 23 states.  A complete listing of these properties, including the name, location, building area and land area, is as follows (in square feet):

Center and Location	Building Total	Land Total

Retail

Arizona
Arrowhead Festival S.C., 75th Ave. at W. Bell Rd., Glendale	198,458	157,000
Basha's Valley Plaza, S. McClintock at E. Southern, Tempe	145,518	570,000
Broadway Marketplace, Broadway at Rural, Tempe	82,757	347,000
Camelback Village Square, Camelback at 7th Avenue, Phoenix	234,494	543,000
Desert Village, Pinnacle Peak Rd. at Pima Rd., Scottsdale	101,863	595,901
Entrada de Oro, Magee Road and Oracle Road, Tucson	109,071	572,000
Fountain Plaza, 77th St. at McDowell, Scottsdale	267,761	445,000
Fry's Ellsworth Plaza, Broadway Rd. at Ellsworth Rd., Mesa	73,608	58,000
Laveen Village Market, Baseline Rd. at 51st St., Phoenix	111,644	372,274
Madera Village, Tanque Verde Rd. and Catalina Hwy., Tucson	107,326	419,000
Mohave Crossroads, Bullhead Parkway at State Route 95, Bullhead City	379,528	990,867
Monte Vista Village Center, Baseline Rd. at Ellsworth Rd., Mesa	108,551	353,000
Oracle Crossings, Oracle Highway and Magee Road, Tucson	260,541	1,307,000
Oracle Wetmore, Wetmore Road and Oracle Highway, Tucson	255,290	711,162
Palmilla Center, Dysart Rd. at McDowell Rd., Avondale	173,823	264,000
Pueblo Anozira, McClintock Dr. at Guadalupe Rd., Tempe	158,269	769,000
Raintree Ranch, Ray Road at Price Road, Chandler	141,230	714,813
Rancho Encanto, 35th Avenue at Greenway Rd., Phoenix	66,787	246,440
Red Mountain Gateway, Power Rd. at McKellips Rd., Mesa	205,212	353,000
Scottsdale Horizon, Frank Lloyd Wright Blvd. and Thompson Peak Parkway, Scottsdale	10,237	61,000
Shoppes at Bears Path, Tanque Verde Rd. and Bear Canyon Rd., Tucson	65,779	362,000
Squaw Peak Plaza, 16th Street at Glendale Ave., Phoenix	60,728	220,000
The Shoppes at Parkwood Ranch, Southern Avenue and Signal Butte Road, Mesa	92,626	569,966
Arizona, Total	3,411,101	11,001,423

Arkansas
Markham Square, W. Markham at John Barrow, Little Rock	126,904	514,000
Markham West, 11400 W. Markham, Little Rock	178,500	769,000
Westgate, Cantrell at Bryant, Little Rock	52,626	206,000
Arkansas, Total	358,030	1,489,000

Center and Location		Building Total	Land Total

California
580 Market Place, E. Castro Valley at Hwy. I-580, Castro Valley		100,165	444,000
Arcade Square, Watt Ave. at Whitney Ave., Sacramento		76,497	234,000
Buena Vista Marketplace, Huntington Dr. at Buena Vista St., Duarte		90,805	322,000
Centerwood Plaza, Lakewood Blvd. at Alondra Dr., Bellflower		76,985	333,000
Chino Hills Marketplace, Chino Hills Pkwy. at Pipeline Ave., Chino Hills		311,575	1,187,000
Creekside Center, Alamo Dr. at Nut Creek Rd., Vacaville		116,229	400,000
Discovery Plaza, W. El Camino Ave. at Truxel Rd., Sacramento		93,491	417,000
El Camino Promenade, El Camino Real at Via Molena, Encinitas		129,651	451,000
Freedom Centre, Freedom Blvd. At Airport Blvd., Watsonville		150,241	543,000
Fremont Gateway Plaza, Paseo Padre Pkwy. at Walnut Ave., Fremont		194,601	650,000
Greenhouse Marketplace, Lewelling Blvd. at Washington Ave., San Leandro		238,664	578,000
Hallmark Town Center, W. Cleveland Ave. at Stephanie Ln., Madera		85,066	365,000
Jess Ranch Marketplace, Bear Valley Road at Jess Ranch Parkway, Apple Valley	(1)(3)	302,463	920,423
Jess Ranch Phase III, Bear Valley Road at Jess Ranch Parkway, Apple Valley	(1)(3)	179,514	741,813
Marshalls Plaza, McHenry at Sylvan Ave., Modesto		78,752	218,000
Menifee Town Center, Antelope Rd. at Newport Rd., Menifee		248,734	658,000
Prospectors Plaza, Missouri Flat Rd. at US Hwy. 50, Placerville		228,345	866,684
Rancho San Marcos Village, San Marcos Blvd. at Rancho Santa Fe Rd., San Marcos		120,829	541,000
San Marcos Plaza, San Marcos Blvd. at Rancho Santa Fe Rd., San Marcos		81,086	116,000
Shasta Crossroads, Churn Creek Rd. at Dana Dr., Redding		252,651	520,000
Silver Creek Plaza, E. Capital Expressway at Silver Creek Blvd., San Jose		197,925	573,000
Southampton Center, IH-780 at Southampton Rd., Benecia		162,764	596,000
Stoneridge Town Centre, Highway 60 at Nason St., Moreno Valley	(1)(3)	156,630	1,104,246
Stony Point Plaza, Stony Point Rd. at Hwy. 12, Santa Rosa		198,528	619,000
Summerhill Plaza, Antelope Rd. at Lichen Dr., Sacramento		128,880	704,000
Sunset Center, Sunset Ave. at State Hwy. 12, Suisun City		85,238	359,000
Tully Corners Shopping Center, Tully Rd. at Quimby Rd., San Jose	(1)(3)	115,992	430,891
Valley, Franklin Boulevard and Mack Road, Sacramento		98,240	580,000
Westminster Center, Westminster Blvd. at Golden West St., Westminster		417,820	1,739,000
California, Total		4,718,361	17,211,057

Colorado
Academy Place, Academy Blvd. at Union Blvd., Colorado Springs		290,464	404,000
Aurora City Place, E. Alameda at I225, Aurora	(1)(3)	547,283	2,260,000
CityCenter Englewood, S. Santa Fe at Hampden Ave., Englewood	(1)(3)	359,305	452,941
Crossing at Stonegate, Jordon Rd. at Lincoln Ave., Parker	(1)(3)	109,058	870,588
Edgewater Marketplace, Sheridan Blvd. at 17th Ave., Edgewater		145,780	538,576
Green Valley Ranch Towne Center, Tower Rd. at 48th Ave., Denver	(1)(3)	114,947	276,000

Center and Location		Building Total	Land Total

Lowry Town Center, 2nd Ave. at Lowry Ave., Denver	(1)(3)	129,398	246,000
River Point at Sheridan, Highway 85 and Highway 285, Sheridan	(1)(2)	434,070	3,266,813
The Gardens on Havana, Mississippi at Havana, Aurora	(1)(2)(3)	945,648	0
Thorncreek Crossing, Washington St. at 120th St., Thornton	(1)(3)	386,137	1,156,863
Uintah Gardens, NEC 19th St. at West Uintah, Colorado Springs		214,774	677,000
Westminster Plaza, North Federal Blvd. at 72nd Ave., Westminster	(1)	111,113	636,000
Colorado, Total		3,787,977	10,784,781

Florida
Alafaya Square, Alafaya Trail, Oviedo	(1)(3)	176,486	915,000
Argyle Village, Blanding at Argyle Forest Blvd., Jacksonville		312,447	1,329,000
Boca Lyons, Glades Rd. at Lyons Rd., Boca Raton		113,515	545,000
Clermont Landing, U.S. 27 & Steve's Road, Clermont	(1)(2)(3)	241,126	2,039,915
Colonial Landing, East Colonial Dr. at Maguire Boulevard, Orlando	(1)	263,007	980,000
Colonial Plaza, E. Colonial Dr. at Primrose Dr., Orlando		502,182	2,009,000
Countryside Centre, US Highway 19 at Countryside Boulevard, Clearwater		242,567	906,440
East Lake Woodlands, East Lake Road and Tampa Road, Palm Harbor	(1)(3)	140,617	730,000
Embassy Lakes, Sheraton St. at Hiatus Rd., Cooper City		179,937	618,000
Epic Village - St. Augustine, SR 207 at Rolling Hills Dr, St. Augustine	(1)	53,625	773,626
Flamingo Pines, Pines Blvd. at Flamingo Rd., Pembroke Pines	(1)(3)	126,419	707,075
Flamingo Pines, Pines Blvd. at Flamingo Rd., Pembroke Pines		236,292	739,925
Hollywood Hills Plaza, Hollywood Blvd. at North Park Rd., Hollywood	(1)(3)	364,785	1,429,000
Indian Harbour Place, East Eau Gallie Boulevard, Indian Harbour Beach	(1)(3)	163,521	636,000
International Drive Value Center, International Drive and Touchstone Drive, Orlando	(1)(3)	185,664	985,000
Kendall Corners, Kendall Drive and SW 127th Avenue, Miami	(1)(3)	96,472	365,000
Lake Washington Crossing, Wickham Rd. at Lake Washington Rd., Melbourne	(1)(3)	118,828	580,000
Lake Washington Square, Wickham Rd. at Lake Washington Rd., Melbourne		111,811	688,000
Largo Mall, Ulmerton Rd. at Seminole Ave., Largo		575,247	1,888,000
Market at Southside, Michigan Ave. at Delaney Ave., Orlando		159,835	349,000
Marketplace at Seminole Towne Center, Central Florida Greenway and Rinehart Road, Sanford		498,612	1,743,000
Northridge, E. Commercial Blvd. at Dixie Hwy., Oakland Park	(1)(3)	236,069	901,000
Palm Coast Center, State Road 100 & Belle Terre Parkway, Palm Coast	(1)(3)	356,195	960,503
Palm Lakes Plaza, Atlantic Boulevard and Rock Island Road, Maragate	(1)(3)	113,752	550,000
Palms of Carrollwood, N. Dale Maybry Dr. at Fletcher Ave., Tampa		167,887	679,536
Paradise Key at Kelly Plantation, US Highway 98 and Mid Bay Bridge Rd., Destin	(1)(3)	271,777	1,247,123
Pembroke Commons, University at Pines Blvd., Pembroke Pines	(1)(3)	304,395	1,394,000
Phillips Crossing, Interstate 4 and Sand Lake Road, Orlando		145,704	697,000

Center and Location		Building Total	Land Total

Phillips Landing, Turkey Lake Rd., Orlando		286,038	311,000
Pineapple Commons, Us Highway 1 and Britt Rd., Stuart	(1)(3)	249,014	762,736
Publix at Laguna Isles, Sheridan St. at SW 196th Ave., Pembroke Pines		69,475	400,000
Quesada Commons, Quesada Avenue and Toledo Blade Boulevard, Port Charlotte	(1)(3)	58,890	312,000
Shoppes at Paradise Isle, 34940 Emerald Coast Pkwy., Destin	(1)(3)	171,670	764,000
Shoppes at Parkland, Hillsboro Boulevard at State Road #7, Parkland	(1)	145,652	905,000
Shoppes of Port Charlotte, Toledo Blade Boulevard and Tamiami Trail, Port Charlotte	(1)(3)	41,011	276,000
Shoppes of Port Charlotte, Toledo Blade Boulevard and Tamiami Trail, Port Charlotte	(1)(3)	3,921	176,720
South Dade, South Dixie Highway and Eureka Drive, Miami	(1)(3)	219,473	1,230,000
Sunrise West Shopping Center, West Commercial Drive and NW 91st Avenue, Sunrise	(1)(3)	76,321	540,000
Sunset 19, US Hwy. 19 at Sunset Pointe Rd., Clearwater		275,910	1,078,000
Tamiami Trail Shops, S.W. 8th St. at S.W. 137th Ave., Miami	(1)(3)	110,867	515,000
The Marketplace at Dr. Phillips, Dr. Phillips Boulevard and Sand Lake Road, Orlando	(1)(3)	326,108	1,495,000
The Shoppes at South Semoran, Semoran Blvd. at Pershing Ave., Orlando		101,486	451,282
TJ Maxx Plaza, 117th Avenue at Sunset Blvd., Kendall		161,429	540,000
University Palms, Alafaya Trail at McCullough Rd., Oviedo	(1)	99,172	522,000
Venice Pines, Center Rd. at Jacaranda Blvd., Venice		97,303	525,000
Vizcaya Square, Nob Hill Rd. at Cleary Blvd., Plantation		112,410	521,000
Westland Terrace Plaza, SR 50 at Apopka Vineland Rd., Orlando		260,521	361,000
Winter Park Corners, Aloma Ave. at Lakemont Ave., Winter Park		102,382	400,000
Florida, Total		9,427,827	39,470,881

Georgia
Brookwood Marketplace, Peachtree Parkway at Mathis Airport Rd., Suwannee		373,594	1,459,000
Brookwood Square, East-West Connector at Austell Rd., Austell		253,448	971,000
Brownsville Commons, Brownsville Road and Hiram-Lithia Springs Road, Powder Springs		81,886	205,000
Camp Creek Marketplace II, Camp Creek Parkway and Carmla Drive, Atlanta		196,283	724,000
Cherokee Plaza, Peachtree Road and Colonial Drive, Atlanta	(1)	99,749	336,000
Dallas Commons, US Highway 278 and Nathan Dean Boulevard, Dallas		95,262	244,000
Grayson Commons, Grayson Hwy. at Rosebud Rd., Grayson		76,611	507,383
Lakeside Marketplace, Cobb Parkway (US Hwy. 41), Acworth		310,848	736,000
Mansell Crossing, North Point Parkway at Mansell Rd., Alpharetta	(1)(3)	102,931	582,833
Perimeter Village, Ashford-Dunwoody Rd., Atlanta		387,755	1,803,820
Publix at Princeton Lakes, Carmia Drive and Camp Creek Drive, Atlanta	(1)(3)	68,407	336,000
Reynolds Crossing, Steve Reynolds and Old North Cross Rd., Duluth		115,983	407,000
Roswell Corners, Woodstock Rd. at Hardscrabble Rd., Roswell		318,369	784,000
Sandy Plains Exchange, Sandy Plains at Scufflegrit, Marietta	(1)	72,784	452,000
Thompson Bridge Commons, Thompson Bridge Rd. at Mt. Vernon Rd., Gainesville	(1)	92,587	540,000
Georgia, Total		2,646,497	10,088,036

Center and Location		Building Total	Land Total

Illinois
Burbank Station, S. Cicero Ave. at W. 78th St., Burbank		303,566	1,013,380
Illinois, Total		303,566	1,013,380

Kansas
Kohl's, Wanamaker Rd. at S.W. 17th St., Topeka		115,716	444,000
Shawnee Village, Shawnee Mission Pkwy. at Quivera Rd., Shawnee		132,619	526,987
Kansas, Total		248,335	970,987

Kentucky
Festival at Jefferson Court, Outer Loop at Jefferson Blvd., Louisville		218,396	1,153,000
Millpond Center, Boston at Man O’War, Lexington		151,567	773,000
Regency Shopping Centre, Nicholasville Rd.& West Lowry Lane, Lexington		189,016	590,000
Tates Creek, Tates Creek at Man O’ War, Lexington		179,450	586,384
Kentucky, Total		738,429	3,102,384

Louisiana
14/Park Plaza, Hwy. 14 at General Doolittle, Lake Charles		172,068	535,000
Danville Plaza, Louisville at 19th, Monroe		141,380	539,000
K-Mart Plaza, Ryan St., Lake Charles	(1)(3)	215,948	126,000
Manhattan Place, Manhattan Blvd. at Gretna Blvd., Harvey		276,615	718,339
Orleans Station, Paris, Robert E. Lee at Chatham, New Orleans		0	15,318
Prien Lake Plaza, Prien Lake Rd. at Nelson Rd., Lake Charles		213,618	64,950
River Marketplace, Ambassador Caffery at Kaliste Saloom, Lafayette	(1)(3)	334,939	1,029,415
Southgate, Ryan at Eddy, Lake Charles		157,538	511,000
Town & Country Plaza, U.S. Hwy. 190 West, Hammond		227,452	645,000
University Place, 70th St. at Youree Dr., Shreveport	(1)(3)	376,154	1,076,803
University Place, 71st St. at Youree Dr., Shreveport		5,100	37,462
Westwood Village, W. Congress at Bertrand, Lafayette		138,034	942,000
Louisiana, Total		2,258,846	6,240,287

Maine
The Promenade, Essex at Summit, Lewiston	(1)	204,713	962,667
Maine, Total		204,713	962,667

Center and Location		Building Total	Land Total

Missouri
Ballwin Plaza, Manchester Rd. at Vlasis Dr., Ballwin		200,915	653,000
Western Plaza, Hwy. 141 at Hwy. 30, Fenton	(1)(3)	56,634	654,000
Missouri, Total		257,549	1,307,000

Nevada
Best in the West, Rainbow at Lake Mead Rd., Las Vegas		428,067	1,516,000
Charleston Commons, Charleston and Nellis, Las Vegas		332,539	1,314,791
College Park S.C., E. Lake Mead Blvd. at Civic Ctr. Dr., North Las Vegas		167,654	721,000
Eastern Horizon, Eastern Ave. at Horizon Ridge Pkwy., Henderson		209,727	478,000
Francisco Centre, E. Desert Inn Rd. at S. Eastern Ave., Las Vegas		148,815	639,000
Mission Center, Flamingo Rd. at Maryland Pkwy., Las Vegas		212,493	570,000
Paradise Marketplace, Flamingo Rd. at Sandhill, Las Vegas		148,092	323,556
Rainbow Plaza, Phase I, Rainbow Blvd. at Charleston Blvd., Las Vegas		136,369	514,518
Rainbow Plaza, Rainbow Blvd. at Charleston Blvd., Las Vegas		273,916	1,033,482
Rancho Towne & Country, Rainbow Blvd. at Charleston Blvd., Las Vegas		84,743	350,000
Tropicana Beltway, Tropicana Beltway at Fort Apache Rd., Las Vegas		640,754	1,466,000
Tropicana Marketplace, Tropicana at Jones Blvd., Las Vegas		144,493	309,912
Westland Fair North, Charleston Blvd. at Decatur Blvd., Las Vegas		600,585	1,008,451
Nevada, Total		3,528,247	10,244,710

New Mexico
Eastdale, Candelaria Rd. at Eubank Blvd., Albuquerque		119,111	601,000
North Towne Plaza, Academy Rd. at Wyoming Blvd., Albuquerque		107,666	607,000
Pavillions at San Mateo, I-40 at San Mateo, Albuquerque		196,044	791,000
Wyoming Mall, Academy Rd. at Northeastern, Albuquerque		267,847	271,407
New Mexico, Total		690,668	2,270,407

North Carolina
Avent Ferry, Avent Ferry Rd. at Gorman St., Raleigh		111,622	669,000
Bull City Market, Broad St. at West Main St., Durham		42,517	112,000
Capital Square, Capital Blvd. at Huntleigh Dr., Cary		143,063	607,000
Chatham Crossing, US 15/501 at Plaza Dr., Chapel Hill	(1)(3)	96,155	424,000
Cole Park Plaza, US 15/501 and Plaza Dr., Chapel Hill	(1)(3)	82,258	380,000
Falls Pointe, Neuce Rd. at Durant Rd., Raleigh		193,331	659,000
Galleria, Galleria Boulevard and Sardis Road, Charlotte		328,276	799,000
Harrison Pointe, Harrison Ave. at Maynard Rd., Cary		130,934	1,297,306
Heritage Station, Forestville Rd. at Rogers Rd., Wake Forest	(1)	68,641	392,000
High House Crossing, NC Hwy. 55 at Green Level W. Rd., Cary		89,997	606,000
Hope Valley Commons, Highway 751 and Highway 54, Durham		81,371	1,247,123

Center and Location		Building Total	Land Total

Johnston Road Plaza, Johnston Rd. at McMullen Creek Pkwy., Charlotte		79,508	466,000
Leesville Town Centre, Leesville Rd. at Leesville Church Rd., Raleigh		114,396	904,000
Little Brier Creek, Little Brier Creek Lane and Brier Leaf Lane, Raleigh		62,921	90,000
Mineral Springs Village, Mineral Springs Rd. at Wake Forest Rd., Durham		59,859	572,000
Northwoods Market, Maynard Rd. at Harrison Ave., Cary		77,802	431,000
Parkway Pointe, Cory Parkway at S. R. 1011, Cary		80,061	461,000
Pinecrest Plaza, Hwy. 15-501 at Morganton Rd., Pinehurst		252,038	1,438,000
Ravenstone Commons, Hwy. 98 at Sherron Rd., Durham		60,424	374,000
Six Forks Station, Six Forks Rd. at Strickland Rd., Raleigh		466,585	1,843,000
Steele Creek Crossing, York Rd. at Steele Creek Rd., Charlotte		77,301	491,000
Stonehenge Market, Creedmoor Rd. at Bridgeport Dr., Raleigh		188,521	669,000
Surf City Crossing, Highway 17 and Highway 210, Surf City	(2)	53,776	434,311
Waterford Village, U.S. Hwy. 17 & U.S. Hwy. 74/76, Leland	(2)	79,139	1,426,594
Whitehall Commons, NWC of Hwy. 49 at I-485, Charlotte		444,561	360,000
North Carolina, Total		3,465,057	17,152,334

Oklahoma
Market Boulevard , E. Reno Ave. at N. Douglas Ave., Midwest City		35,765	142,000
Town and Country, Reno Ave. at North Air Depot, Midwest City		128,231	540,000
Oklahoma, Total		163,996	682,000

Oregon
Clackamas Square, SE 82nd Avenue and SE Causey Avenue, Portland	(1)(3)	136,739	215,000
Oak Grove Market Center, SE Mcloughlin Blvd. & Oak Grove Ave., Portland		97,177	292,288
Raleigh Hills Plaza, SW Beaverton-Hillsdale Hwy. and SW Scholls Ferry Road, Portland	(1)(3)	39,520	165,000
Oregon, Total		273,436	672,288

South Carolina
Fresh Market Shoppes, 890 William Hilton Head Pkwy., Hilton Head	(1)(3)	86,120	436,000
South Carolina, Total		86,120	436,000

Tennessee
Bartlett Towne Center, Bartlett Blvd. at Stage Rd., Bartlett		192,624	774,000
Commons at Dexter Lake Phase II, Dexter at N. Germantown, Memphis	(1)	61,538	272,792
Commons at Dexter Lake, Dexter at N. Germantown, Memphis	(1)	166,958	740,208
Highland Square, Summer at Highland, Memphis		14,490	84,000
Mendenhall Commons, South Mendenahall Rd. and Sanderlin Avenue, Memphis	(1)	83,847	250,000
Ridgeway Trace, Poplar Avenue and Ridgeway Road, Memphis	(2)	251,511	222,553
Summer Center, Summer Ave. at Waring Rd., Memphis		137,335	560,000
Tennessee, Total		908,303	2,903,553

Center and Location		Building Total	Land Total

Texas
10/Federal, I-10 at Federal, Houston	(1)	132,472	474,000
Alabama-Shepherd, S. Shepherd at W. Alabama, Houston		56,110	176,000
Angelina Village, Hwy. 59 at Loop 287, Lufkin		248,199	1,835,000
Bayshore Plaza, Spencer Hwy. at Burke Rd., Houston		122,039	196,000
Bell Plaza, 45th Ave. at Bell St., Amarillo	(1)	130,631	682,000
Bellaire Boulevard, Bellaire at S. Rice, Houston	(1)	35,081	137,000
Boswell Towne Center, Highway 287 at Bailey Boswell Rd., Saginaw		87,835	137,000
Braeswood Square, N. Braeswood at Chimney Rock, Houston		103,336	422,000
Broadway , Broadway at 59th St., Galveston	(1)	74,604	220,000
Broadway, S. Broadway at W. 9th St., Tyler		60,400	259,000
Calder, Calder at 24th St., Beaumont		34,641	95,000
Cedar Bayou, Bayou Rd., La Marque		45,561	51,000
Central Plaza, Loop 289 at Slide Rd., Lubbock		151,677	529,000
Centre at Post Oak, Westheimer at Post Oak Blvd., Houston		184,601	505,000
Champions Village, F.M. 1960 at Champions Forest Dr., Houston	(1)	384,581	1,391,000
Coronado, 34th St. at Wimberly Dr., Amarillo		48,165	201,000
Crossroads, I-10 at N. Main, Vidor		115,692	484,000
Cullen Center, Cullen at Reed, Houston		7,316	30,000
Cullen Plaza, Cullen at Wilmington, Houston	(1)	84,517	318,000
Custer Park, SWC Custer Road at Parker Road, Plano		179,573	376,000
Cypress Pointe, F.M. 1960 at Cypress Station, Houston		287,364	737,000
Eastpark, Mesa Rd. at Tidwell, Houston		1,576	85,262
Edgebrook, Edgebrook at Gulf Fwy., Houston	(1)	78,460	360,000
Fiesta Trails, I-10 at DeZavala Rd., San Antonio		488,370	1,589,000
Fiesta Village, Quitman at Fulton, Houston	(1)	30,249	80,000
Fondren/West Airport, Fondren at W. Airport, Houston		37,117	223,000
Food King Place, 25th St. at Avenue P, Galveston		28,062	78,000
Galveston Place, Central City Blvd. at 61st St., Galveston		210,187	828,000
Gateway Station, I-35W and McAlister Rd., Burleson	(1)	68,500	344,286
Gillham Circle, Gillham Circle at Thomas, Port Arthur		33,134	94,000
Glenbrook Square, Telephone Road, Houston	(1)	77,890	320,000
Griggs Road, Griggs at Cullen, Houston	(1)	80,116	382,000
Harrisburg Plaza, Harrisburg at Wayside, Houston	(1)	93,438	334,000
Heights Plaza, 20th St. at Yale, Houston		71,777	228,000
Horne Street Market, I-30 & Horne Street, Fort Worth		42,267	223,463
Humblewood Shopping Plaza, Eastex Fwy. at F.M. 1960, Houston		275,673	784,000
I-45/Telephone Rd. Center, I-45 at Maxwell Street, Houston	(1)	171,789	658,586
Independence Plaza, Town East Blvd., Mesquite		170,363	787,000

Center and Location		Building Total	Land Total

Island Market Place, 6th St. at 9th Ave., Texas City		27,277	90,000
Jacinto City, Market at Baca, Houston	(1)	49,138	134,000
Killeen Marketplace, 3200 E. Central Texas Expressway, Killeen		251,137	512,000
Kirby Strip Center, Kirby Dr, Houston		10,000	37,897
Lake Pointe Market Center, Dalrock Rd. at Lakeview Pkwy., Rowlett		121,689	218,158
Las Tiendas Plaza, Expressway 83 at McColl Rd., McAllen	(1)(3)	500,067	910,000
Lawndale, Lawndale at 75th St., Houston	(1)	52,127	177,000
League City Plaza, I-45 at F.M. 518, League City	(1)	126,990	680,000
Little York Plaza, Little York at E. Hardy, Houston	(1)	113,878	483,000
Lone Star Pavilions, Texas at Lincoln Ave., College Station		106,907	439,000
Lyons Avenue, Lyons at Shotwell, Houston	(1)	67,629	178,000
Market at Nolana, Nolana Ave. and 29th St., McAllen	(1)(3)	244,501	181,300
Market at Sharyland Place, U.S. Expressway 83 and Shary Road, Mission	(1)(3)	301,174	543,000
Market at Town Center, Town Center Blvd., Sugar Land		375,547	1,733,000
Market at Westchase, Westheimer at Wilcrest, Houston		84,081	318,000
Montgomery Plaza, Loop 336 West at I-45, Conroe		300,772	1,179,000
Moore Plaza, S. Padre Island Dr. at Staples, Corpus Christi		533,816	1,491,000
North Creek Plaza, Del Mar Blvd. at Hwy. I-35, Laredo		445,940	1,251,000
North Main Square, Pecore at N. Main, Houston		18,515	64,000
North Oaks, F.M. 1960 at Veterans Memorial, Houston	(1)	405,186	1,646,000
North Park Plaza, Eastex Fwy. at Dowlen, Beaumont	(1)(3)	281,401	636,000
North Towne Plaza, U.S. 77 and 83 at SHFM 802, Brownsville	(2)	128,200	303,715
North Triangle , I-45 at F.M. 1960, Houston		16,060	113,000
Northbrook Center, Northwest Fwy. at W. 34th, Houston		173,288	655,000
Northcross, N. 10th St. at Nolana Loop, McAllen	(1)(3)	75,517	218,000
Northwest Crossing, N.W. Fwy. at Hollister, Houston	(1)(3)	302,290	884,000
Oak Forest, W. 43rd at Oak Forest, Houston		152,504	541,000
Oak Park Village, Nacogdoches at New Braunfels, San Antonio	(1)	64,287	221,000
Old Navy Building, 1815 10th Street, McAllen	(1)(3)	15,000	62,000
Orchard Green, Gulfton at Renwick, Houston		74,983	273,000
Overton Park Plaza, SW Loop 820/Interstate 20 at South Hulen St., Ft. Worth		466,322	1,636,000
Palmer Plaza, F.M. 1764 at 34th St., Texas City		196,506	367,000
Parliament Square II, W. Ave. at Blanco, San Antonio		54,541	220,919
Parliament Square, W. Ave. at Blanco, San Antonio		64,950	263,081
Phelan West, Phelan at 23rd St., Beaumont	(1)(3)	82,221	88,509
Phelan, Phelan at 23rd St, Beaumont		12,000	63,000
Pitman Corners, Custer Road at West 15th, Plano		192,283	699,000
Plantation Centre, Del Mar Blvd. at McPherson Rd., Laredo		134,853	596,000
Preston Shepard Place, Preston Rd. at Park Blvd., Plano	(1)(3)	363,337	1,359,072

Center and Location		Building Total	Land Total

Randall's/Cypress Station, F.M. 1960 at I-45, Houston		138,974	618,000
Randall's/Kings Crossing, Kingwood Dr. at Lake Houston Pkwy., Houston	(1)	126,397	624,000
Randall's/Norchester, Grant at Jones, Houston		107,200	475,000
Richmond Square, Richmond Ave. at W. Loop 610, Houston		93,870	135,000
River Oaks East, W. Gray at Woodhead, Houston		71,265	206,000
River Oaks West, W. Gray at S. Shepherd, Houston		248,820	609,000
Rockwall, I-30 at Market Center Street, Rockwall		209,051	933,000
Rose-Rich, U.S. Hwy. 90A at Lane Dr., Rosenberg		103,385	386,000
Sharyland Towne Crossing, Shary Rd. at Hwy. 83, Mission	(1)(3)	484,949	2,008,000
Sheldon Forest North , North, I-10 at Sheldon, Houston		22,040	131,000
Sheldon Forest South , North, I-10 at Sheldon, Houston	(1)	75,340	328,000
Shops at Three Corners, S. Main at Old Spanish Trail, Houston	(1)	247,229	1,007,143
South 10th St. HEB, S. 10th St. at Houston St., McAllen	(1)(3)	103,702	368,000
Southgate, W. Fuqua at Hiram Clark, Houston	(1)	125,260	533,000
Spring Plaza, Hammerly at Campbell, Houston	(1)	59,166	202,000
Starr Plaza, U.S. Hwy. 83 at Bridge St., Rio Grande City	(1)(3)	176,693	742,000
Stella Link, Stella Link at S. Braeswood, Houston		71,287	423,588
Studemont, Studewood at E. 14th St, Houston		28,466	91,000
Ten Blalock Square, I-10 at Blalock, Houston		97,277	321,000
Thousand Oaks, Thousand Oaks Dr. at Jones Maltsberger Rd., San Antonio	(1)	162,882	730,000
Tomball Marketplace, FM 2920 and Future 249, Tomball	(2)	100,341	963,246
Valley View, West Ave. at Blanco Rd., San Antonio		91,544	341,000
Village Arcade, University at Kirby, Houston		57,203	276,503
Village Arcade-Phase II, University at Kirby, Houston		28,371	60,099
Village Arcade-Phase III, University at Kirby, Houston		107,134	231,156
Village Plaza at Bunker Hill, Bunker Hill Rd. at Interstate 10, Houston	(1)(3)	490,867	1,921,649
Westchase Center, Westheimer at Wilcrest, Houston		331,027	754,000
Westhill Village, Westheimer at Hillcroft, Houston		130,041	479,000
Westwood Center, Culebra Road and Westwood Loop, San Antonio	(2)	29,080	683,618
Texas, Total		15,639,138	54,699,250

Utah
Alpine Valley Center, Main St. at State St., American Fork	(1)(3)	224,654	447,045
Taylorsville Town Center, West 4700 South at Redwood Rd., Taylorsville		134,214	399,000
West Jordan Town Center, West 7000 South at S. Redwood Rd., West Jordan		304,899	814,000
Utah, Total		663,767	1,660,045

Center and Location		Building Total	Land Total

Washington
Meridian Town Center, Meridian Avenue East and 132nd Street East, Puyallup	(1)(3)	143,012	535,000
Mukilteo Speedway Center, Mukilteo Speedway, Lincoln Way, and Highway 99, Lynnwood	(1)(3)	90,273	355,000
Rainer Square Plaza, Rainer Avenue South and South Charleston Street, Seattle	(1)(3)	107,423	345,000
South Hill Center, 43rd Avenue Southwest and Meridian Street South, Puyallup	(1)(3)	134,010	515,000
Washington, Total		474,718	1,750,000

Industrial

California
Siempre Viva Business Park, Siempre Viva Rd. at Kerns St., San Diego	(1)(3)	726,766	1,760,000
California, Total		726,766	1,760,000

Florida
1801 Massaro, 1801 Massaro Blvd., Tampa		159,000	337,000
Hopewell Industrial Center, Old Hopewell Boulevard and U.S. Highway 301, Tampa		224,483	486,000
Lakeland Industrial Center, I-4 at County Rd., Lakeland		600,000	1,535,000
Lakeland Interstate Industrial Park I, Interstate Drive and Kathleen Rd., Lakeland		168,400	425,000
Tampa East Industrial Portfolio, 1841 Massaro Blvd., Tampa		512,923	1,342,000
Florida, Total		1,664,806	4,125,000

Georgia
6485 Crescent Drive, I-85 at Jimmy Carter Blvd., Norcross	(1)(3)	360,460	965,000
Atlanta Industrial Park, Atlanta Industrial Pkwy. at Atlanta Industrial Dr., Atlanta		120,200	381,918
Atlanta Industrial Park II & VI, Atlanta Industrial Pkwy. at Atlanta Industrial Dr., Atlanta		382,120	1,214,068
Atlanta Industrial Parkway, Atlanta Industrial Pkwy. at Atlanta Industrial Dr., Atlanta		50,000	159,014
Kennesaw 75, 3850-3900 Kennesaw Pkwy., Kennesaw		178,467	491,000
Riverview Distribution Center, Fulton Industrial Blvd. at Camp Creek Parkway, Atlanta		265,200	1,301,791
Sears Logistics, 3700 Southside Industrial Way, Atlanta	(1)(3)	402,554	890,000
SouthPark 3075, Anvil Block Rd. and South Park Blvd., Atlanta		234,525	1,022,292
Southside Industrial Parkway, Southside Industrial Pkwy. at Jonesboro Rd., Atlanta		72,000	242,000
Westlake 125, Camp Creek Parkway and Westlake Parkway, Atlanta		154,464	422,048
Georgia, Total		2,219,990	7,089,131

Tennessee
Crowfarn Drive Warehouse, Crowfarn Dr. at Getwell Rd., Memphis	(1)(3)	158,849	315,000
Outland Business Center, Outland Center Dr., Memphis	(1)(3)	410,438	1,215,000
Southpoint I & II, Pleasant Hill Rd. at Shelby Dr., Memphis		570,940	1,127,000
Tennessee, Total		1,140,227	2,657,000

Center and Location		Building Total	Land Total

Texas
1625 Diplomat Drive, SWC Diplomat Dr. at McDaniel Dr., Carrollton		106,140	199,000
610 and 11th St. Warehouse, Loop 610 at 11th St., Houston	(1)(3)	243,642	540,000
610 and 11th St. Warehouse, Loop 610 at 11th St., Houston		104,975	202,000
610/288 Business Park , Cannon Street, Houston	(1)(3)	295,300	480,000
Beltway 8 Business Park, Beltway 8 at Petersham Dr., Houston		157,498	499,000
Blankenship Building, Kempwood Drive, Houston		59,718	175,000
Braker 2 Business Center, Kramer Ln. at Metric Blvd., Austin		27,359	93,000
Brookhollow Business Center, Dacoma at Directors Row, Houston		133,970	405,000
Central Plano Business Park, Klein Rd. at Plano Pkwy., Plano		137,785	415,000
Claywood Industrial Park, Clay at Hollister, Houston		301,975	1,357,242
Corporate Center Park I and II, Putnam Dr. at Research Blvd., Austin		120,613	326,000
Crestview, Bissonnet at Wilcrest, Houston		8,970	35,000
Crosspoint Warehouse, Crosspoint, Houston		72,505	179,000
Crosswinds Distribution Center, Tech Com at Wurzback Parkway, San Antonio		142,276	470,012
Freeport Business Center, 13215 N. Promenade Blvd., Stafford		251,645	635,000
Freeport Commerce Center, Sterling Street and Statesman Drive, Irving		50,590	196,000
Houston Cold Storage Warehouse, 7080 Express Lane, Houston		128,752	345,189
Interwest Business Park, Alamo Downs Parkway, San Antonio		219,244	742,000
Isom Business Park, 919-981 Isom Road, San Antonio		175,200	462,000
Jupiter Business Park, Jupiter Rd. at Summit Ave., Plano		189,532	447,553
Jupiter Service Center, Jupiter near Plano Pkwy., Plano		78,480	234,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr., Houston	(1)(3)	219,489	530,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr., Houston		113,218	327,000
Lathrop Warehouse, Lathrop St. at Larimer St., Houston	(1)(3)	251,890	435,000
Manana Office Center, I-35 at Manana, Dallas		223,128	470,000
McGraw Hill Distribution Center, 420 E. Danieldale Rd., DeSoto		417,938	888,000
Midpoint I-20 Distribution Center, New York Avenue and Arbrook Boulevard, Arlington		253,165	593,000
Midway Business Center, Midway at Boyington, Carrollton		141,246	309,000
Navigation Business Park, Navigation at N. York, Houston	(1)(3)	238,014	555,000
Newkirk Service Center, Newkirk near N.W. Hwy., Dallas		105,892	223,000
Northeast Crossing Office/Service Center, East N.W. Hwy. at Shiloh, Dallas		78,700	199,000
Northway Park II, Loop 610 East at Homestead, Houston	(1)(3)	303,483	745,000
Oak Hills Industrial Park, Industrial Oaks Blvd., Austin		89,858	340,000
O'Connor Road Business Park, O’Connor Road, San Antonio		150,091	459,000
Railwood F, Market at U.S. 90, Houston	(1)(3)	300,000	560,000
Railwood G, Mesa at U.S. 90 , Houston	(1)(3)	210,850	562,665
Railwood Industrial Park, Mesa at U.S. 90, Houston	(1)(3)	497,656	1,060,000
Railwood Industrial Park, Mesa at U.S. 90, Houston		402,680	1,141,764

Center and Location		Building Total	Land Total

Randol Mill Place, Randol Mill Road, Arlington		54,639	178,000
Redbird Distribution Center, Joseph Hardin Drive, Dallas		110,839	233,000
Regal Distribution Center, Leston Avenue, Dallas		202,559	318,000
Rutland 10 Business Center, Metric Blvd. at Centimeter Circle, Austin		54,000	139,000
Sherman Plaza Business Park, Sherman at Phillips, Richardson		101,140	312,000
Southpark A,B,C, East St. Elmo Rd. at Woodward St., Austin		78,276	238,000
Southpoint Service Center, Burleson at Promontory Point Dr., Austin		57,697	234,000
Southport Business Park 5, South Loop 610, Houston		160,011	358,000
Space Center Industrial Park, Pulaski St. at Irving Blvd., Dallas		264,582	426,000
Stonecrest Business Center, Wilcrest at Fallstone, Houston		110,861	308,000
Town & Country Commerce Center, I-10 at Beltway 8, Houston		206,056	0
West 10 Business Center II, Wirt Rd. at I-10, Houston		82,658	147,000
West Loop Commerce Center, W. Loop N. at I-10, Houston		34,256	91,000
West-10 Business Center, Wirt Rd. at I-10, Houston		99,883	331,000
Westgate Service Center, Park Row Drive at Whiteback Dr., Houston		123,399	499,000
Texas, Total		8,744,323	21,646,425

Virginia
Enterchange at Meadowville, 2101 Bermuda Hundred Dr, Chester	(1)(3)	226,809	845,717
Enterchange at Northlake A, 11900-11998 North Lakeridge Parkway, Ashland		215,191	697,831
Enterchange at Northlake C, North Lakeridge Parkway & Northlake Park Dr, Ashland	(1)(3)	293,115	677,794
Enterchange at Walthall A & B, 1900-1998 Ruffin Mill Rd., Colonial Heights	(1)(3)	606,679	1,467,536
Enterchange at Walthall C, 1936-1962 Ruffin Mill Rd., Colonial Heights	(1)(3)	261,922	864,840
Enterchange at Walthall D, 1700-1798 Ruffin Mill Rd., Colonial Heights		287,318	752,020
Interport Business Center A, 4800-4890 Eubank Road, Richmond	(1)(3)	441,018	1,037,556
Interport Business Center B, 4700-4790 Eubank Road, Richmond	(1)(3)	118,000	277,477
Interport Business Center C, 5300-5390 Laburnum Ave., Richmond	(1)(3)	54,885	154,202
Virginia, Total		2,504,937	6,774,973

Other

Arizona
Arcadia Biltmore Plaza, Campbell Ave. at North 36th St., Phoenix		21,122	74,000
Arizona, Total		21,122	74,000

Texas
1919 North Loop West, Hacket Drive at West Loop 610 North, Houston		139,325	157,000
Citadel Plaza, Citadel Plaza Dr., Houston		121,000	170,931
Texas, Total		260,325	327,931

Center and Location	Building Total	Land Total

Unimproved Land

Arizona
Bullhead Parkway at State Route 95, Bullhead City		312,761
Lon Adams Rd. at Tangerine Farms Rd., Marana		422,532
Southern Avenue and Signal Butte Road, Mesa		90,605
Arizona, Total		825,898

California
Bear Valley Road at Jess Ranch Parkway Phase II, Apple Valley		138,956
Bear Valley Road at Jess Ranch Parkway Phase III, Apple Valley		473,497
California, Total		612,453

Colorado
Highway 85 and Highway 285, Sheridan		1,003,187
Mississippi at Havana, Aurora		669,953
Colorado, Total		1,673,140

Florida
SR 207 at Rolling Hills Dr, St. Augustine		228,254
State Road 100 & Belle Terre Parkway, Palm Coast		292,288
Young Pines and Curry Ford Rd., Orange County		132,422
Florida, Total		652,964

Georgia
NWC South Fulton Parkway @ Hwy. 92, Union City		3,554,496
Georgia, Total		3,554,496

Louisiana
70th St. at Mansfield Rd., Shreveport		41,818
Ambassador Caffery at W. Congress, Lafayette		34,848
Louisiana, Total		76,666

Nevada
SWC Highway 215 at Decatur, Las Vegas		1,103,810
Nevada, Total		1,103,810

North Carolina
Creedmoor (Highway 50) and Crabtree Valley Avenue, Raleigh		510,959
Highway 17 and Highway 210, Surf City		2,024,233
U.S. 15-501 and Bruce Wood Rd., Southern Pines		1,047,182

Center and Location	Building Total	Land Total

U.S. Highway 1 at Caveness Farms Rd., Wake Forest		3,074,900
U.S. Hwy. 17 & U.S. Hwy. 74/76, Leland		549,727
North Carolina, Total		7,207,001

Tennessee
Poplar Avenue and Ridgeway Road, Memphis		53,579
Tennessee, Total		53,579

Texas
9th Ave. at 25th St., Port Arthur		243,065
Bissonnet at Wilcrest, Houston		40,946
Citadel Plaza at 610 North Loop, Houston		137,214
Culebra Road and Westwood Loop, San Antonio		403,366
East Orem, Houston		121,968
FM 1957 (Potranco Road) and FM 211, San Antonio		8,655,372
FM 2920 and Highway 249, Tomball		1,467,972
Highway 3 at Highway 1765, Texas City		200,812
Kirkwood at Dashwood Drive, Houston		321,908
Leslie Rd. at Bandera Rd., Helotes		74,052
Mesa Road at Tidwell, Houston		35,719
Nolana Ave. and 29th St., McAllen		163,350
Northwest Freeway at Gessner, Houston		117,612
River Pointe Drive at Interstate 45, Conroe		118,483
Rock Prairie Rd. at Hwy. 6, College Station		394,218
SH 151 and Ingram Rd, San Antonio		369,389
Shary Rd. at North Hwy. 83, Mission		1,607,364
U.S. 77 and 83 at SHFM 802, Brownsville		954,835
US Hwy. 281 at Wilderness Oaks, San Antonio		1,269,774
West Little York at Interstate 45, Houston		161,172
West Loop North at Interstate 10, Houston		145,055
Texas, Total		17,003,646

Utah
South 300 West & West Paxton Avenue, Salt Lake City		324,958
Utah, Total		324,958

Property Listing Summary as of December 31, 2010

ALL PROPERTIES BY STATE	Number of Properties	Building Total	Land Total
Arizona	24	3,432,223	11,901,321
Arkansas	3	358,030	1,489,000
California	30	5,445,127	19,583,510
Colorado	12	3,787,977	12,457,921
Florida	52	11,092,633	44,248,845
Georgia	23	4,866,487	20,731,663
Illinois	1	303,566	1,013,380
Kansas	2	248,335	970,987
Kentucky	4	738,429	3,102,384
Louisiana	11	2,258,846	6,316,953
Maine	1	204,713	962,667
Missouri	2	257,549	1,307,000
Nevada	12	3,528,247	11,348,520
New Mexico	4	690,668	2,270,407
North Carolina	25	3,465,057	24,359,335
Oklahoma	2	163,996	682,000
Oregon	3	273,436	672,288
South Carolina	1	86,120	436,000
Tennessee	9	2,048,530	5,614,132
Texas	155	24,643,786	93,677,252
Utah	3	663,767	1,985,003
Virginia	9	2,504,937	6,774,973
Washington	4	474,718	1,750,000
Grand Total	392	71,537,177	273,655,541

Total Retail	312	54,254,681	196,112,470
Total Industrial	77	17,001,049	44,052,529
Total Unimproved Land			33,088,611
Total Other	3	281,447	401,931

_________________

Total square footage includes 464,561 square feet of building area and 13,354,380 square feet of land leased from others.

Footnotes for detail property listing:
(1)	Denotes property is held by a real estate joint venture or partnership; however, the building and land square feet figures include our partners’ ownership interest in the property.

(2)	Denotes property currently under development.

(3)	Denotes properties that are not consolidated under generally accepted accounting principles.

NOTE:	Square feet are reflective of area available to be leased. Certain listed properties may have additional square feet that are not owned by us.

General.  In 2010, no single property accounted for more than 4.0% of our total assets or 1.6% of revenues.  The five largest properties, in the aggregate, represented approximately 7.5% of our revenues for the year ended December 31, 2010; otherwise, none of the remaining properties accounted for more than 1.2% of our revenues during the same period.  As of December 31, 2010, the weighted average occupancy rate for all of our improved properties was 91.9% compared to 90.8% as of December 31, 2009.  The average effective annual rental per square foot was approximately $13.60 in 2010, $13.31 in 2009, $13.16 in 2008, $12.57 in 2007 and $12.12 in 2006 for retail properties and $4.83 in 2010, $4.90 in 2009, $4.98 in 2008, $4.86 in 2007 and $4.91 in 2006 for industrial properties.

As of December 31, 2010, lease expirations for the next ten years, assuming tenants do not exercise renewal options, are as follows:

				Annual Net Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases (000’s)	Percentage of Leaseable Square Feet	Total (000’s)	Per Square Foot
2011	902	4,252	8.22	$52,722	$12.40
2012	975	5,266	10.19	64,581	12.26
2013	999	6,065	11.73	68,724	11.33
2014	711	5,488	10.62	57,439	10.47
2015	703	4,898	9.47	56,065	11.45
2016	260	2,964	5.73	32,570	10.99
2017	121	1,637	3.17	20,524	12.54
2018	110	1,435	2.78	17,676	12.32
2019	80	1,263	2.44	15,779	12.49
2020	79	1,179	2.28	14,780	12.54

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

We participate in 67 real estate joint ventures or partnerships that hold 147 of our properties.  Our ownership interest ranges from 7.8% to 99%; we are normally the managing or operating partner and receive a fee for acting in this capacity.

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

Shopping Centers. At December 31, 2010, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 303 developed income-producing properties and nine properties under various stages of construction and development, which are located in 22 states spanning the country from coast to coast.

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

We have approximately 7,100 separate leases with 5,100 different tenants.  Included among our top revenue-producing tenants are:  The Kroger Co., T.J.X. Companies, Safeway, Ross Stores, H E Butt Grocery, Home Depot, Office Depot, PetSmart and Gap (primarily Old Navy stores).  The diversity of our tenant base is also evidenced by the fact that our largest tenant accounted for only 3.0% of rental revenues during 2010.

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

Most of our leases provide for the monthly payment in advance of fixed minimum rentals, the tenants' pro rata share of real estate taxes, insurance (including fire and extended coverage, rent insurance and liability insurance) and common area maintenance for the center (based on estimates of the costs for these items).  They also provide for the payment of additional rentals based on a percentage of the tenants' sales.  Utilities are generally paid directly by tenants except where common metering exists with respect to a center.  In this case we make payments for the utilities, and the tenants reimburse us on a monthly basis.  Generally, our leases prohibit the tenant from assigning or subletting its space.  They also require the tenant to use its space for the purpose designated in its lease agreement and to operate its business on a continuous basis.  Some of the lease agreements with major tenants contain modifications of these basic provisions in view of the financial condition, stability or desirability of those tenants.  Where a tenant is granted the right to assign its space, the lease agreement generally provides that the original lessee will remain liable for the payment of the lease obligations under that lease agreement.

During 2010, we acquired four retail shopping centers located one each in Arizona, Colorado, Florida and North Carolina for approximately $75.3 million.

During 2010, we sold one shopping center located in Texas and a retail building at two operating properties located in Kansas and Kentucky.  Gross sales proceeds from these dispositions totaled $3.0 million and generated gains of $.8 million.

During the first quarter of 2010, we contributed the final two properties to an unconsolidated joint venture for $47.3 million, which included loan assumptions of $28.1 million and the receipt of net proceeds totaling $14.0 million.

Effective April 1, 2010, we assumed control of two 50%-owned unconsolidated real estate joint ventures related to a development project in Sheridan, Colorado that we had previously accounted for under the equity method.  This transaction resulted in the consolidation of these joint ventures, which required us to revalue our investments to fair value, resulting in an impairment loss of $15.8 million and an increase in net assets of $87.6 million.

During 2010, we acquired a 67%-owned unconsolidated real estate joint venture interest in a retail shopping center located in Moreno Valley, California and a 58%-owned unconsolidated real estate joint venture interest in a retail shopping center located in Houston, Texas for approximately $35.8 million.  Also, two unconsolidated real estate joint ventures each sold a retail building located in California with aggregate gross sales proceeds totaling $4.4 million.

We have a real estate limited partnership agreement with a foreign institutional investor to purchase up to $280 million of retail properties in various states.  Our ownership in this unconsolidated real estate limited partnership is 51%.  To date, no properties had been purchased.

Industrial Properties.  At December 31, 2010, we owned, either directly or through our interest in real estate joint ventures or partnerships, 77 industrial projects and three other operating properties totaling approximately 17.3 million square feet of building area.  Our industrial properties consist of bulk warehouse, business distribution and office-service center assets ranging in size from 9,000 to 727,000 square feet.  Similar to our shopping centers, these properties are customarily constructed of masonry, steel and glass, and have lighted, concrete parking areas and are well landscaped.  Some of the national and regional tenants in our industrial properties include Sears Logistics, Publix, Shell, Rooms to Go, Rooftop Systems Inc., Wells Fargo Bank, Fed Ex, Mazda, McGraw Hill and Iron Mountain.  Our properties are located in Arizona, California, Florida, Georgia, Tennessee, Texas and Virginia.

During 2010, we acquired a distribution center and an industrial business park both located in Texas for approximately $16.8 million.  Also, we sold an unconsolidated real estate joint venture interest in a Texas property to our partner with gross sales proceeds totaling $1.4 million, which generated a gain of $1.3 million.

Land Held for Development.  At December 31, 2010, we owned, either directly or through our interest in real estate joint ventures or partnerships, 42 parcels of unimproved land consisting of approximately 33.1 million square feet of land area located in Arizona, California, Colorado, Florida, Georgia, Louisiana, Nevada, North Carolina, Tennessee, Texas and Utah.  These properties include approximately 3.5 million square feet of land adjacent to certain of our existing developed properties, which may be used for expansion of these developments, as well as approximately 29.6 million square feet of land, which may be used for new development.  Almost all of the land held for development is served by roads and utilities and are suitable for development as shopping centers or industrial projects, and we intend to emphasize the development of these parcels for such purpose.  We have approximately $170.2 million in land held for development.  Due to our analysis of current economic considerations, including the effects of tenant bankruptcies, credit availability to retailers, reduction of tenant expansion plans for new development projects, declines in real estate values and any changes to our plans related to our new development properties, including land held for development, we recorded an impairment charge of $5.1 million related to land held for development for the year ended December 31, 2010.

New Development Properties. At December 31, 2010, we had nine properties in various stages of development.  We have funded $155.6 million to date on these projects, and we estimate our investment upon completion to be $131.3 million, after consideration of anticipated land sales and tax incentive financing which is estimated to be $19.1 million.  The majority of these properties are slated to be completed over the next three years with an average projected return on investment of approximately 6.5% when completed.

Merchant Development.  During 2010, we sold two land parcels each located in Texas with gross sales proceeds of $10.6 million.  Also, two unconsolidated real estate joint ventures each sold a land parcel located in Florida with gross sales proceeds totaling $2.5 million.

ITEM 3.                Legal Proceedings

We are involved in various matters of litigation arising in the normal course of business.  While we are unable to predict with certainty the amounts involved, our management and legal counsel believe that when such litigation is resolved, our resulting liability, if any, will not have a material adverse effect on our consolidated financial statements.

ITEM 4.                Removed and Reserved

PART II

ITEM 5.                Market for Registrant's Common Shares of Beneficial Interest, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares of beneficial interest (“common shares”) are listed and traded on the New York Stock Exchange under the symbol "WRI."  As of January 31, 2011, the number of holders of record of our common shares was 2,634.  The closing high and low sale prices per common share as reported on the New York Stock Exchange, and dividends per share paid for the fiscal quarters indicated were as follows:

	High	Low	Dividends

2010:
Fourth	$25.92	$21.92	$.260
Third	22.70	18.34	.260
Second	23.93	18.71	.260
First	22.95	18.16	.260

2009:
Fourth	$20.86	$18.19	$.250
Third	22.29	13.29	.250
Second	16.58	9.18	.250
First	20.72	8.41	.525

The following table summarizes the equity compensation plans under which our common shares may be issued as of December 31, 2010:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance

Equity compensation plans approved by shareholders	4,614,272	$27.62	2,766,273

Equity compensation plans not approved by shareholders	―	―	―

Total	4,614,272	$27.62	2,766,273

Performance Graph

The graph below provides an indicator of cumulative total shareholder returns for us as compared with the S&P 500 Stock Index and the NAREIT All Equity Index, weighted by market value at each measurement point.  The graph assumes that on December 31, 2005, $100 was invested in our common shares and that all dividends were reinvested by the shareholder.

Comparison of Five Year Cumulative Return

	2006	2007	2008	2009	2010

Weingarten	127.49	91.18	65.35	68.72	86.66
S&P 500 Index	115.80	122.16	76.96	97.33	111.99
The NAREIT All Equity Index	135.06	113.87	70.91	90.76	116.12

There can be no assurance that our share performance will continue into the future with the same or similar trends depicted in the graph above.  We do not make or endorse any predications as to future share performance.

ITEM 6.                Selected Financial Data

The following table sets forth our selected consolidated financial data and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation," the Consolidated Financial Statements and accompanying Notes in "Item 8. Financial Statements and Supplementary Data" and the financial schedules included elsewhere in this Form 10-K.

	(Amounts in thousands, except per share amounts)
	Year Ended December 31,
	2010	2009	2008	2007	2006

Revenues (primarily real estate rentals)	$554,667	$571,988	$592,647	$561,099	$501,265
Expenses:
Depreciation and amortization	151,101	147,877	149,795	122,228	111,617
Other	228,983	234,517	262,380	190,912	163,920
Total	380,084	382,394	412,175	313,140	275,537
Operating Income	174,583	189,594	180,472	247,959	225,728
Interest Expense, net	(148,794)	(153,207)	(156,318)	(156,248)	(148,052)
Interest and Other Income, net	9,825	11,427	4,333	8,483	9,043
(Loss) Gain on Redemption of Convertible Senior Unsecured Notes	(135)	25,311	12,961
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	12,889	5,548	12,196	19,853	14,655
Gain on Land and Merchant Development Sales		18,688	8,342	16,385	7,166
(Provision) Benefit for Income Taxes	(240)	(6,337)	10,220	(4,073)	(1,366)
Income from Continuing Operations	48,128	91,024	72,206	132,359	107,174
Income from Discontinued Operations (1)	630	58,986	80,391	103,893	178,573
Gain on Sale of Property	2,480	25,266	1,998	4,086	22,493
Net Income	$51,238	$175,276	$154,595	$240,338	$308,240

Net Income Adjusted for Noncontrolling Interests	$46,206	$171,102	$145,652	$230,101	$301,826

Net Income Attributable to Common Shareholders	$10,730	$135,626	$109,091	$204,726	$291,725
Per Share Data - Basic:
Income from Continuing Operations	$0.08	$0.70	$0.34	$1.18	$1.29
Net Income	$0.09	$1.24	$1.29	$2.39	$3.33
Weighted Average Number of Shares	119,935	109,546	84,474	85,504	87,719
Per Share Data - Diluted:
Income from Continuing Operations	$0.08	$0.70	$0.34	$1.18	$1.29
Net Income	$0.09	$1.23	$1.28	$2.35	$3.24
Weighted Average Number of Shares	120,780	110,178	84,917	88,893	91,779

Property (at cost)	$4,777,794	$4,658,396	$4,915,472	$4,972,344	$4,445,888
Total Assets	$4,807,855	$4,890,385	$5,114,212	$4,992,636	$4,373,066
Debt, net	$2,589,448	$2,531,847	$3,148,636	$3,131,977	$2,899,860

Other Data:
Cash Flows from Operating Activities	$214,625	$244,316	$220,150	$223,309	$242,592
Cash Flows from Investing Activities	$(121,421)	$191,872	$(115,391)	$(480,630)	$(314,686)
Cash Flows from Financing Activities	$(222,929)	$(341,550)	$(111,590)	$252,095	$100,407
Cash Dividends per Common Share	$1.04	$1.28	$2.10	$1.98	$1.86
Funds from Operations: (2)
Net Income Attributable to Common Shareholders	$10,730	$135,626	$109,091	$204,726	$291,725
Depreciation and Amortization	163,478	162,644	162,035	141,150	131,792
Gain on Sale of Property	(3,068)	(81,010)	(70,068)	(86,076)	(172,056)
Total	$171,140	$217,260	$201,058	$259,800	$251,461

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

ITEM 7.                Management's Discussion and Analysis of Financial Condition and Results of Operation

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

We operate a portfolio of rental properties which includes neighborhood and community shopping centers and industrial properties of approximately 71.5 million square feet.  We have a diversified tenant base with our largest tenant comprising only 3.0% of total rental revenues during 2010.

Our long-term strategy is to focus on increasing funds from operations (“FFO”) and shareholder value.  We do this through hands-on leasing and management, selective redevelopment of the existing portfolio of properties, disciplined growth from strategic acquisitions and new developments and disposition of assets that no longer meet our ownership criteria.  We do this while remaining committed to maintaining a conservatively leveraged balance sheet, a well-staggered debt maturity schedule and strong credit agency ratings.

Currently, we are focusing our efforts on improvements to our operating fundamentals and increasing shareholder value.  We have also positioned ourselves to take advantage of growth opportunities as the markets continue to improve.  We have implemented a multifaceted approach to utilizing associates from leasing, acquisitions and new development to source these opportunities.  We are also leveraging their efforts with the relationships we have in the brokerage, banking and institutional arenas.  Competition for quality acquisition opportunities remains substantial; nevertheless, we have been successful in indentifying selected properties, which meet our return hurdles, and we will continue to actively evaluate other opportunities as they enter the market.

We strive to maintain a strong, conservative capital structure, which provides ready access to a variety of attractive capital sources.  We carefully balance obtaining low cost financing with matching long-term liabilities with the acquired or developed long-term assets.  While the availability of capital has improved over the past year, there can be no assurance that such pricing and availability will not deteriorate in the near future.

At December 31, 2010, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 383 developed income-producing properties and nine properties under various stages of construction and development.  The total number of centers includes 312 neighborhood and community shopping centers, 77 industrial projects and three other operating properties located in 23 states spanning the country from coast to coast.

We also owned interests in 42 parcels of land held for development that totaled approximately 33.1 million square feet.

We had approximately 7,100 leases with 5,100 different tenants at December 31, 2010.

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

In assessing the performance of our properties, management carefully tracks the occupancy of the portfolio.  Occupancy for the total portfolio increased from 90.8% at December 31, 2009 to 91.9% at December 31, 2010. While we will continue to monitor the economy and the effects on our retailers, we believe the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio will allow us to maintain occupancy levels at or above these levels as we move through 2011, absent bankruptcies by multiple national or regional tenants.  The weakened economy contributed to a decrease in rental rates on a same-space basis as we completed new leases and renewed existing leases.  We completed 1,523 new leases or renewals during 2010 totaling 7.2 million square feet; decreasing rental rates an average of 2.5% on a cash basis.  While we have seen some strengthening on our renewal rates, new lease rates continue to be a challenge.  Although we believe the gap in the new lease rate margins will not continue to widen, they are expected to remain a challenge through 2011.

New Development
At December 31, 2010, we had nine properties in various stages of development.  We have funded $155.6 million to date on these projects, and we estimate our investment upon completion to be $131.3 million, after consideration of anticipated land sales and tax incentive financing which is estimated to be $19.1 million.  The majority of these properties are slated to be completed over the next three years with an average projected return on investment of approximately 6.5% when completed.

We have approximately $170.2 million in land held for development.  Due to our analysis of current economic considerations, including the effects of tenant bankruptcies, credit availability to retailers, reduction of tenant expansion plans for new development projects, declines in real estate values and any changes to our plans related to our new development properties, including land held for development, we recorded an impairment charge of $5.1 million in 2010.  While we will continue to monitor this market closely, we anticipate minimal investment in land held for development or new projects during 2011.

Acquisitions and Joint Ventures
Acquisitions are a key component of our long-term strategy.  The availability of quality acquisition opportunities in the market remains sporadic.  Competition for the highest quality core properties is intense which has in many cases driven pricing to pre-recession highs.  We remain disciplined in approaching these opportunities, pursuing only those that provide appropriate risk-adjusted returns.  The use of joint venture arrangements is key to our long-term strategy.  Partnering with institutional investors through real estate joint ventures enables us to acquire high quality assets in our target markets while also meeting our financial return objectives.  Under these arrangements, we benefit from access to lower-cost capital, as well as leveraging our expertise to provide fee-based services, such as acquisition, leasing, property management and asset management, to the joint ventures.

During 2010, we acquired four retail shopping centers and two industrial properties with two located in Texas and one each in Arizona, Colorado, Florida and North Carolina for approximately $92.1 million.  We anticipate to continue to acquire properties through 2011 that meet our strategic and pricing objectives.

During the first quarter of 2010, we contributed the final two properties to an unconsolidated real estate joint venture for $47.3 million, which included loan assumptions of $28.1 million and the receipt of net proceeds totaling $14.0 million.

Effective April 1, 2010, we assumed control of two 50%-owned unconsolidated real estate joint ventures related to a development project in Sheridan, Colorado that we had previously accounted for under the equity method.  This transaction resulted in the consolidation of these joint ventures, which required us to revalue our investments to fair value, resulting in an impairment loss of $15.8 million and an increase in net assets of $87.6 million.

Also, in 2010, we acquired a 67%-owned unconsolidated real estate joint venture interest in a retail shopping center located in Moreno Valley, California and a 58%-owned unconsolidated real estate joint venture interest in a retail shopping center located in Houston, Texas for approximately $35.8 million.

We have a real estate limited partnership agreement with a foreign institutional investor to purchase up to $280 million of retail properties in various states.  Our ownership in this unconsolidated real estate limited partnership is 51%.  To date, no properties had been purchased.

We continue to monitor our joint venture relationships and evaluate whether new or existing relationships could provide equity for new investments.

Joint venture and outside fee income for 2010 and 2009 was approximately $7.0 million and $6.3 million, respectively.  This fee income is based upon revenues, net income and in some cases appraised property values.  We expect to receive approximately the same amount of fees in 2011.

Dispositions
Dispositions are also a key component of our ongoing management process where we prune from our portfolio properties that no longer meet our geographic or growth targets.  Dispositions provide capital, which may be recycled into properties that have high barrier-to-entry locations within high growth metropolitan markets, and thus have higher long-term growth potential.  Over time, we expect this to produce a portfolio with higher occupancy rates and stronger internal revenue growth.  With a continued return of debt financing available to prospective purchasers, we expect to continue to dispose of selected non-core properties throughout 2011 as opportunities present themselves.

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

Revenue Recognition
Rental revenue is generally recognized on a straight-line basis over the term of the lease, which begins the date the leasehold improvements are substantially complete, if owned by us, or the date the tenant takes control of the space, if the leasehold improvements are owned by the tenant.  Revenue from tenant reimbursements of real estate taxes, maintenance expenses and insurance is subject to our interpretation of lease provisions and is recognized in the period the related expense is recognized.  Revenue based on a percentage of tenants' sales is recognized only after the tenant exceeds their sales breakpoint.  In addition, in circumstances where we would provide a tenant improvement allowance for improvements that are owned by the tenant, we would recognize the allowance as a reduction of rental revenue on a straight-line basis over the term of the lease.  Other revenue is income from contractual agreements with third parties, tenants or partially owned real estate joint ventures or partnerships, which is recognized as the related services are performed under the respective agreements.

Real Estate Joint Ventures and Partnerships
To determine the method of accounting for partially owned real estate joint ventures and partnerships, we apply the guidelines as set forth in GAAP.  Entities identified as variable interest entities are consolidated if we are determined to be the primary beneficiary of the partially owned real estate joint venture or partnership.

Partially owned real estate joint ventures and partnerships over which we have a controlling financial interest are consolidated in our financial statements.  In determining if we have a controlling financial interest, we consider factors such as ownership interest, authority to make decisions, kick-out rights and substantive participating rights.  Management continually analyzes and assesses reconsideration events, including changes in these factors, to determine if the consolidation treatment remains appropriate.  Partially owned real estate joint ventures and partnerships where we do not have a controlling financial interest, but have the ability to exercise significant influence, are accounted for using the equity method.  Decisions regarding consolidation of partially owned entities frequently require significant judgment by our management.  Errors in the assessment of consolidation could result in material changes to our consolidated financial statements.

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

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the results of operations of an acquired property are included in our results of operations from the date of acquisition.  Estimates of fair values are based upon future cash flows and other valuation techniques in accordance with our fair value measurements accounting policy, which are used to record the purchase price of acquired property among land, buildings on an "as if vacant" basis, tenant improvements, other identifiable intangibles and any goodwill or gain on purchase.  Other identifiable intangible assets and liabilities include the effect of out-of-market leases, the value of having leases in place (“as is” versus “as if vacant” and absorption costs), out-of-market assumed mortgages and tenant relationships.  Depreciation and amortization is computed using the straight-line method, generally over estimated useful lives of 40 years for buildings and over the lease term which includes bargain renewal options for other identifiable intangible assets.  The impact of these estimates, including incorrect estimates in connection with acquisition values and estimated useful lives, could result in significant differences related to the purchased assets, liabilities and resulting depreciation or amortization.  Effective 2009, acquisition costs are expensed as incurred.

Property also includes costs incurred in the development of new operating properties and properties in our merchant development program.  Merchant development is a program in which we develop a project with the objective of selling all or part of it, instead of retaining it in our portfolio on a long-term basis.  Also, disposition of land parcels and non-operating properties are included in this program.  These properties are carried at cost, and no depreciation is recorded on these assets until rent commences or no later than one year from the completion of major construction.  These costs include pre-acquisition costs directly identifiable with the specific project, development and construction costs, interest and real estate taxes.  Indirect development costs, including salaries and benefits, travel and other related costs that are directly attributable to the development of the property, are also capitalized.  The capitalization of such costs ceases at the earlier of one year from the completion of major construction or when the property, or any completed portion, becomes available for occupancy.  The impact of the estimates related to the allocation of indirect costs and interest could result in incorrect estimates in connection with determining the asset value which could be material to our consolidated financial statements.

Property also includes costs for tenant improvements paid by us, including reimbursements to tenants for improvements that are owned by us and will remain our property after the lease expires.

Impairment
Our property is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property, including any capitalized costs and any identifiable intangible assets, may not be recoverable.

If such an event occurs, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future, with consideration of applicable holding periods, on an undiscounted basis to the carrying amount of such property.  If we determine the carrying amount is not recoverable, our basis in the property is reduced to its estimated fair value to reflect impairment in the value of the asset.  Fair values are determined by management utilizing cash flow models, market capitalization and discount rates, or by obtaining third-party broker or appraisal estimates in accordance with our fair value measurements accounting policy.

We review current economic considerations each reporting period, including the effects of tenant bankruptcies, the suspension of tenant expansion plans for new development projects, declines in real estate values and any changes to plans related to our new development projects including land held for development, to identify properties where we believe market values may be deteriorating.  Determining whether a property is impaired and, if impaired, the amount of write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation.  The evaluations used in these analyses could result in incorrect estimates when determining carrying values that could be material to our consolidated financial statements.

Our investment in partially owned real estate joint ventures and partnerships is reviewed for impairment each reporting period.  The ultimate realization is dependent on a number of factors, including the performance of each investment and market conditions.  We will record an impairment charge if we determine that a decline in the value of an investment below its carrying amount is other than temporary.  A considerable amount of judgment by our management is used in this evaluation.  Our overall future plans for the investment, our investment partner’s financial outlook and our views on current market and economic conditions may have a significant impact on the resulting factors analyzed for these purposes.

Fair Value Measurements
Certain financial instruments, estimates and transactions are required to be calculated, reported and/or recorded at fair value.  The estimated fair values of such financial items, including debt instruments, impairments, acquisitions, investment securities and derivatives, have been determined using a market-based measurement.  This measurement is determined based on the assumptions that management believes market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Sales of Real Estate
Sales of real estate include the sale of tracts of land within a shopping center development, property adjacent to shopping centers, shopping center properties, merchant development properties, investments in real estate joint ventures and partnerships and partial sales to real estate joint ventures and partnerships in which we participate.

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

Accrued Rent and Accounts Receivable
Receivable balances outstanding include base rents, tenant reimbursements and receivables attributable to the straight-lining of rental commitments.  An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon an analysis of balances outstanding, historical bad debt levels, tenant creditworthiness and current economic trends.  Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectability of the related receivables.  As these factors change, the allowance is subject to revision and may impact our results of operations.

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

Additionally, GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return.  A tax position may only be recognized in the financial statements if we believe it is more likely than not that the tax position will be sustained upon examination.  This evaluation may involve a considerable amount of judgment.

Results of Operations

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

Revenues
Total revenues were $554.7 million for the year ended 2010 versus $572.0 million for the year ended 2009, a decrease of $17.3 million or 3.0%.  This decrease is attributable to decreases in net rental revenues and other income of $13.3 million and $4.0 million, respectively.  The decrease in net rental revenues was primarily attributable to an aggregate $17.9 million reduction from the sale of an 80% interest in six shopping centers.  Offsetting this decline is rentals associated primarily with new development completions and the acquisition of six properties.  The decrease in other revenues results primarily from a decline in lease cancellation revenue.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	December 31,
	2010	2009

Shopping Centers	93.0%	91.8%
Industrial	88.8%	87.8%
Total	91.9%	90.8%

Real Estate Taxes, net
Net real estate taxes for the year ended 2010 were $64.9 million versus $70.7 million for the year ended 2009, a decrease of $5.8 million or 8.2%.  The decrease resulted primarily from the sale of an 80% interest in six shopping centers and rate and valuation changes from the prior year.

Impairment Loss
The impairment loss in 2010 is attributable to a $15.8 million loss associated with the requirement to record our equity interests in two previously unconsolidated real estate joint ventures (of which both are related to the same shopping center) at their estimated fair values in accounting for the consolidation of these joint ventures, a loss of $12.3 million associated with tax increment revenue bonds and note and a $5.2 million loss associated primarily with land held for development.  The 2009 impairment loss of $35.0 million relates primarily to new development properties resulting from changes in economic conditions, our new development business plans and tenant expansion plans.

Interest Expense, net
Net interest expense totaled $149.0 million for 2010, down $4.4 million or 2.9% from 2009.  The components of net interest expense were as follows (in thousands):

	Year Ended December 31,
	2010	2009

Gross interest expense	$153,081	$161,015
Amortization of convertible bond discount	2,191	4,969
Over-market mortgage adjustment of acquired properties	(3,073)	(4,061)
Capitalized interest	(3,405)	(8,716)

Total	$148,794	$153,207

Gross interest expense totaled $153.1 million in 2010, down $7.9 million or 4.9% from 2009.  The decrease in gross interest expense was due primarily to the reduction in the average debt outstanding, resulting from the retirement of the convertible notes and other unsecured debt.  In 2010, the weighted average debt outstanding was $2.5 billion at a weighted effective interest rate of 6.2% as compared to $2.8 billion of outstanding weighted average debt at a weighted effective interest rate of 5.8% in 2009.  The decrease of $2.8 million in the amortization of convertible bond discount relates to the retirement of the convertible notes.  The decrease in over-market mortgage adjustment of acquired properties of $1.0 million resulted primarily from the sale of an 80% interest in six shopping centers and loan payoffs that occurred in 2010 and 2009.  Capitalized interest decreased $5.3 million as a result of new development stabilizations, completions and the cessation of carrying costs capitalization on several new development projects transferred to land held for development.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
The increase in net equity earnings of real estate joint ventures and partnerships of $7.3 million or 132.3% is primarily attributable to impairment losses in 2009 of $6.8 million associated with three new development properties with a minimal impairment loss recorded in 2010 associated with a single property.

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

Gain on Land and Merchant Development Sales
The decrease in gain on land and merchant development sales of $18.7 million is primarily attributable to the gains in 2009 that did not reoccur in 2010.

Provision for Income Taxes
The decrease in the income tax provision of $6.1 million is attributable primarily to a $5.0 million impairment valuation allowance provision in 2009 at our taxable REIT subsidiary.

Gain on Sale of Property
The decrease in gain on sale of property of $22.8 million is attributable primarily to gains in 2009 from the sale of an 80% interest in four shopping centers and the disposition of 11 retail buildings at seven operating properties.  There were no similar sales activities in 2010.

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

Revenues
Total revenues were $572.0 million for the year ended 2009 versus $592.6 million for the year ended 2008, a decrease of $20.6 million or 3.5%.  This decrease resulted from a decrease in net rental revenues of $24.8 million, which is offset by an increase in other income of $4.2 million.

This decrease in net rental revenues resulted primarily from a decline in occupancy, a $12.5 million decrease associated with the deconsolidation of four joint ventures as of December 31, 2008, and a reduction of $3.3 million from the sale of an 80% interest in four shopping centers in October 2009.  The increase in other income resulted primarily from an increase in lease cancellation income from various tenants.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	December 31,
	2009	2008

Shopping Centers	91.8%	93.0%
Industrial	87.8%	91.6%
Total	90.8%	92.6%

Expenses
Total expenses for 2009 were $382.4 million versus $412.2 million in 2008, a decrease of $29.8 million or 7.2%.  This decrease resulted primarily from the $17.6 million decrease in impairment losses for certain new development properties based on current economic conditions, changes in our new development business plans, the suspension in tenant expansion plans and declines in real estate values and the $10.5 million decrease in operating expenses.  The decrease in operating expenses from the prior year resulted primarily from a reduction in pre-acquisition and pre-development cost write offs and a decline in costs as a result of damage associated with Hurricane Ike in 2008.  Overall, direct operating costs and expenses (operating and net real estate taxes) of operating our properties as a percentage of rental revenues were 31.3% and 31.8% in 2009 and 2008, respectively.

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

Gross interest expense totaled $161.0 million in 2009, down $14.8 million or 8.4% from 2008.  The decrease in gross interest expense was due primarily to the reduction in the average debt outstanding, resulting from the retirement of the convertible notes and other unsecured debt.  In 2009, the weighted average debt outstanding was $2.8 billion at a weighted effective interest rate of 5.8% as compared to $3.2 billion of outstanding weighted average debt at a weighted effective interest rate of 5.5% in 2008.  The decrease of $3.6 million in the amortization of convertible bond discount relates to the retirement of the convertible notes.  The decrease in over-market mortgage adjustment of acquired properties of $3.6 million resulted primarily from loan payoffs in 2008.  Capitalized interest decreased $11.6 million as a result of new development stabilizations, completions and the cessation of carrying costs capitalization on several new development projects transferred to land held for development.

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

Gain on Land and Merchant Development Sales
Gain on land and merchant development sales of $18.7 million in 2009 resulted primarily from the gain on sale of a land parcel, the sale of an unconsolidated joint venture interest in a shopping center in Colorado and the sale of an industrial building.  The gain on land and merchant development sales of $8.3 million in 2008 resulted primarily from the sale of 24 land parcels plus the realization of a land parcel deferred gain totaling $2.1 million.

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

Capital Resources and Liquidity

Our primary liquidity needs are paying our common and preferred dividends, maintaining and operating our existing properties, paying our debt service costs, excluding debt maturities, and funding capital expenditures.  Under our 2011 business plan cash flows from operating activities are expected to meet our planned capital needs.

The primary sources of capital for funding any debt maturities and acquisitions are our revolving credit facility; proceeds from both secured and unsecured debt issuances; proceeds from common and preferred capital issuances; cash generated from the sale of property and the formation of joint ventures; and cash flow generated by our operating properties.  Amounts outstanding under the revolving credit facility are retired as needed with proceeds from the issuance of long-term debt, common and preferred equity, cash generated from disposition of properties and cash flow generated by our operating properties.  As of December 31, 2010, we had no amounts outstanding under our $500 million revolving credit facility and $80.0 million was outstanding under our $99 million credit facility, which we use for cash management purposes.  While we have more than adequate capacity under our $500 million revolving credit facility to fund the $343.5 million of 2011 debt maturities (including our 3.95% convertible senior unsecured notes), the capital markets are also available if we choose to issue unsecured debt.  Although external market conditions are not within our control, we do not currently foresee any reasons that would prevent us from entering the capital markets.

During July 2010, we established a restricted cash collateral account of $47.6 million as part of a settlement agreement in connection with a development project in Sheridan, Colorado, which was replaced with a $46.3 million letter of credit in November 2010.  In 2011, we plan to have this letter of credit released upon the remarketing of the underlying bonds.  See “Contractual Obligations” for additional information.

Our most restrictive debt covenants including debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios, limit the amount of additional leverage we can add; however, we believe the sources of capital described above are adequate to execute our business strategy and remain in compliance with our debt covenants.

We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships.  Off balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $552.6 million of which our ownership percentage is $194.0 million at December 31, 2010.  Scheduled principal mortgage payments on this debt, excluding non-cash related items, at 100% are as follows (in millions):

2011	$43.3
2012	33.6
2013	55.3
2014	105.0
2015	40.5
Thereafter	272.8
Total	$550.5

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

Investing Activities:

Acquisitions and Joint Ventures
Retail Properties.
During 2010, we contributed the final two properties to an unconsolidated real estate joint venture for $47.3 million, which included loan assumptions of $28.1 million and the receipt of net proceeds totaling $14.0 million.  We also acquired four retail shopping centers with one each in Arizona, Colorado, Florida and North Carolina for approximately $75.3 million.

Also, in 2010, we acquired a 67%-owned unconsolidated real estate joint venture interest in a retail shopping center located in California and a 58%-owned unconsolidated real estate joint venture interest in a retail shopping center located in Texas for approximately $35.8 million.

Industrial Properties.
During 2010, we acquired a distribution center and an industrial business park both located in Texas for approximately $16.8 million.

Dispositions
Retail Properties.
During the 2010, we sold a shopping center located in Texas and a retail building at two operating properties located in Kansas and Kentucky.  Gross sales proceeds from these dispositions totaled $3.0 million and generated gains of $.8 million.  Also, two unconsolidated real estate joint ventures each sold a retail building located in California with aggregate gross sales proceeds totaling $4.4 million.

Industrial Properties.
During 2010, we sold an unconsolidated real estate joint venture interest in a Texas property to our partner with gross sales proceeds totaling $1.4 million, which generated a gain of $1.3 million.

Land and Merchant Development.
During 2010, we sold two land parcels each located in Texas with gross sales proceeds of $10.6 million.  Also, two unconsolidated real estate joint ventures each sold a land parcel located in Florida with gross sales proceeds totaling $2.5 million.

New Development and Capital Expenditures
At December 31, 2010, we had nine projects under construction with a total square footage of approximately 1.8 million.  The majority of these properties are slated to be completed over the next three years, and we expect our investment in these properties upon completion to be $131.3 million, net of proceeds from land sales and tax incentive financing of $19.1 million.

Our new development projects are financed initially under our revolving credit facility, as it is our practice not to use third party construction financing.  Management monitors amounts outstanding under our revolving credit facility and periodically pays down such balances using cash generated from both secured and unsecured debt issuances, from common and preferred share issuances and from dispositions of properties.

Capital expenditures for additions to the existing portfolio, acquisitions, new development and our share of investments in unconsolidated real estate joint ventures and partnerships totaled $189.9 million in 2010, $162.9 million in 2009 and $437.7 million in 2008.  We have entered into commitments aggregating $53.1 million comprised principally of construction contracts which are generally due in 12 to 36 months.

Financing Activities:

Debt
Total debt outstanding was $2.6 billion and $2.5 billion at December 31, 2010 and 2009, respectively.  Total debt at December 31, 2010 included $2.3 billion on which interest rates are fixed and $239.6 million, including the effect of $120.4 million of interest rate contracts, which bears interest at variable rates.  Additionally, debt totaling $1.1 billion was secured by operating properties while the remaining $1.5 billion was unsecured.  During July 2010, we established a restricted cash collateral account of $47.6 million as part of a settlement agreement in connection with a development project in Sheridan, Colorado, which was replaced with a $46.3 million letter of credit in November 2010.  In February 2010, we entered into an amended and restated $500 million unsecured revolving credit facility.  The $500 million unsecured revolving credit facility expires in February 2013 and provides borrowing rates that float at a margin over LIBOR plus a facility fee.  The borrowing margin and facility fee are priced off a grid that is tied to our senior unsecured credit ratings, which are currently 275.0 and 50.0 basis points, respectively.  The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million.  Additionally, an accordion feature allows us to increase the new facility amount up to $700 million.  During 2010, the maximum balance and weighted average balance outstanding under both facilities combined were $80.0 million and $12.2 million, respectively, at a weighted average interest rate of 1.8%.  As of February 25, 2011, no amounts were outstanding under this facility.

Effective May 2010, we entered into an agreement with a bank for an unsecured and uncommitted overnight facility totaling $99 million that we intend to maintain for cash management purposes.  The facility provides for fixed interest rate loans at a 30 day LIBOR rate plus a borrowing margin based on market liquidity.  As of February 25, 2011, $75.0 million was outstanding under this facility.

The available balance under our revolving credit facility was $448.7 million at February 25, 2011, which is net of $51.3 million in outstanding letters of credit, and the available balance under our unsecured and uncommitted overnight facility was $24.0 million at February 25, 2011.

Our five most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios.  We believe we were in full compliance with all of our covenants as of December 31, 2010.

Our public debt covenant ratios as defined in our indenture agreement were as follows at December 31, 2010:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	45.9%
Secured Debt to Asset Ratio	Less than 40.0%	19.8%
Fixed Charge Ratio	Greater than 1.5	2.4
Unencumbered Asset Test	Greater than 100%	249.7%

In December 2009, we entered into 11 interest rate contracts with a total notional amount of $302.6 million, which had various maturities through February 2014.  These contracts were designated as fair value hedges, and we determined that they were highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in variable interest rates.  In February 2010, we settled $7 million of these interest rate contracts in conjunction with the repurchase of the related unsecured fixed-rate medium term notes, and a $.02 million gain was realized.  In November 2010, the remaining $295.6 million of these interest rate contracts was settled for $8.9 million including accrued interest whereby net debt was increased by $8.2 million, and a gain of $.1 million was realized.  The increase in net debt is being amortized to net interest expense over the remaining life of the original underlying debt instruments.

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

At December 31, 2010, we had four interest rate contracts with an aggregate notional amount of $120.4 million that were designated as fair value hedges and convert fixed interest payments at rates ranging from 4.2% to 7.5% to variable interest payments ranging from .3% to 4.4%.

We also have two interest rate contracts with an aggregate notional amount of $11.8 million that were designated as cash flow hedges and fix interest rates at 2.3% and 2.4% at December 31, 2010.  We have determined that these contracts are highly effective in offsetting future variable interest cash flows.

We could be exposed to losses in the event of nonperformance by the counter-parties; however, management believes such nonperformance is unlikely.

Equity
Common and preferred dividends decreased to $158.0 million in 2010 compared to $168.6 million in 2009.  The dividend rate for our common shares of beneficial interest (“common shares”) for each quarter of 2010 was $.26.  The quarterly dividend rate for our common shares was $.525 for the first quarter of 2009 and $.25 from the remaining quarters of 2009.  Our dividend payout ratio (as calculated as dividends paid on common shares divided by FFO - basic) for 2010, 2009 and 2008 approximated 73.1%, 62.5% and 88.5%, respectively.  These ratios are inclusive of the non-cash transactions including impairment charges and the (loss) gain on the redemption of the convertible senior unsecured notes in the respective periods.  Subsequent to December 31, 2010, our Board of Trust Managers approved an increase to our quarterly dividend rate to $.275 per share.

In May 2010, our shareholders approved an amendment to our declaration of trust increasing the number of our authorized common shares, $0.03 par value per share, from 150.0 million to 275.0 million.

In December 2008, we filed a universal shelf registration which is effective for three years.  We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our revolving credit facilities.  We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center.  In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business.  The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable.  We have entered into commitments aggregating $53.1 million comprised principally of construction contracts which are generally due in 12 to 36 months.  The following table summarizes our primary contractual obligations as of December 31, 2010 (in thousands):

	2011	2012	2013	2014	2015	Thereafter		Total
Mortgages and Notes Payable: (1)
Unsecured Debt	$81,075	$363,346	$221,403	$422,619	$112,490	$491,027	(2)	$1,691,958
Secured Debt	151,373	185,084	218,846	206,822	187,187	506,019		1,455,331

Lease Payments	3,570	3,382	3,352	3,118	2,891	123,870		140,183

Other Obligations (3)	36,148	223						36,371

Total Contractual Obligations	$272,166	$552,035	$443,601	$632,559	$302,568	$1,120,916		$3,323,843
_______________
(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at December 31, 2010, excluding the effect of interest rate swaps.  Also, excludes a $97.0 million debt service guaranty liability.

(2)	Includes our 3.95% convertible senior unsecured notes that mature in 2026, which have a call/put option feature beginning in 2011.
(3)
Other obligations include income and real estate tax payments, commitments associated with our secured debt, contributions to our retirement plan and other employee payments.  Severance and change in control agreements have not been included as the amounts and payouts are not anticipated.

Related to our investment in a development project in Sheridan, Colorado we, our joint venture partner and the joint venture have each provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project.  The Sheridan Redevelopment Agency (“Agency”) issued $97 million of Series A bonds used for an urban renewal project.  The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty.  The incremental taxes and PIF are to remain intact until the earlier of the bond liability has been paid in full or 2030 (unless such date is otherwise extended by the Agency).

In July 2009, we settled a lawsuit in connection with the above project.  Among the obligations performed or to be performed by us under the terms of the settlement agreement was to cause the joint venture to purchase a portion of the bonds in the amount of $51.3 million at par, plus accrued and unpaid interest to the date of such purchase.  We established a restricted cash collateral account of $47.6 million in lieu of a back-to-back letter of credit previously supporting additional bonds totaling $45.7 million.  We replaced the restricted cash collateral account with a $46.3 million letter of credit in November 2010.

Also, in connection with the Sheridan, Colorado joint venture and the issuance of the related Series A bonds, we, our joint venture partner and the joint venture have also provided a performance guaranty on behalf of the Agency for the satisfaction of all obligations arising from two interest rate contracts for the combined notional amount of $97 million that matures in December 2029.  We evaluated and determined that the fair value of the guaranty both at inception and December 31, 2010 was nominal.

In conjunction with the Agency, we are currently working towards bond reissuance alternatives in which the incremental taxes and PIF would be extended an additional 10 years.  If we move ahead with the reissuance plan, we would expect the outstanding senior and subordinate bonds to be recalled during the first half of 2011 and new senior and subordinate bonds to be reissued.  This transaction could likely result in the receipt of approximately $16 million in cash proceeds and $57 million in new subordinated bonds replacing the face value of our $51 million of senior  bonds and $22 million of subordinate bonds, which have been impaired by $11.7 million at December 31, 2010.  Furthermore, upon completion of this transaction, we anticipate having to record an additional loss on the new subordinate bonds in a range between $16 million to $18 million based on revised fair value estimates using current market factors and assumptions.  This transaction is dependent on many factors including the Agency’s ability to reissue the bonds which can not be assured.

We have evaluated the remaining outstanding guaranties and have determined that the fair value of these guaranties is nominal.

Off Balance Sheet Arrangements

As of December 31, 2010, none of our off balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources.  Letters of credit totaling $52.4 million and $7.2 million were outstanding under the revolving credit facility at December 31, 2010 and 2009, respectively.

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

Reconsideration events, including changes in variable interests, could cause us to consolidate these joint ventures and partnerships.  We continuously evaluate these events as we become aware of them.  Some triggers to be considered are additional contributions required by each partner and each partner’s ability to make those contributions.  Under certain of these circumstances, we may purchase our partner’s interest.  Our material unconsolidated real estate joint ventures are with entities which appear sufficiently stable; however, if market conditions were to continue to deteriorate and our partners are unable to meet their commitments, there is a possibility we may have to consolidate these entities.  If we were to consolidate all of our unconsolidated real estate joint ventures, we would still be in compliance with our debt covenants.

An unconsolidated real estate joint venture was determined to be a variable interest entity (“VIE”) through the issuance of a secured loan since the lender has the ability to make decisions that could have a significant impact on the success of the entity.  In addition, we have another unconsolidated real estate joint venture with an interest in an entity which is deemed to be a VIE since the unconsolidated joint venture provided a guaranty on debt obtained from its investment in a joint venture.  Our maximum risk of loss associated with these VIEs was limited to $56.4 million at December 31, 2010.

We have a real estate limited partnership agreement with a foreign institutional investor to purchase up to $280 million of retail properties in various states.  Our ownership in this unconsolidated real estate limited partnership is 51%.  To date, no properties had been purchased.

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

FFO is calculated as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net income attributable to common shareholders	$10,730	$135,626	$109,091
Depreciation and amortization	143,393	144,211	150,137
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	20,085	18,433	11,898
Gain on sale of property	(3,069)	(81,006)	(70,066)
Loss (gain) on sale of property of unconsolidated real estate joint ventures and partnerships	1	(4)	(2)
Funds from operations - basic and diluted	$171,140	$217,260	$201,058

Weighted average shares outstanding - basic	119,935	109,546	84,474
Effect of dilutive securities:
Share options and awards	845	632	443
Weighted average shares outstanding - diluted	120,780	110,178	84,917

Newly Issued Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which provides for additional disclosures about the credit quality of an entity’s financing receivables, including loans and trade accounts receivables with contractual maturities exceeding one year and any related allowance for losses.  The provisions of this update were effective for us at December 31, 2010, with the exception of disclosures related to activity occurring during a reporting period, which is effective for us in the first quarter of 2011.  We do not expect the adoption of this update to materially impact our consolidated financial statements.

ITEM 7A.                      Quantitative and Qualitative Disclosures about Market Risk

We use fixed and floating-rate debt to finance our capital requirements.  These transactions expose us to market risk related to changes in interest rates.  Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions.  These agreements expose us to credit risk in the event of non-performance by the counter-parties.  We do not engage in the trading of derivative financial instruments in the normal course of business.  At December 31, 2010, we had fixed-rate debt of $2.3 billion and variable-rate debt of $239.6 million, after adjusting for the net effect of $120.4 million notional amount of interest rate contracts.  In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $2.4 million associated with our variable-rate debt, including the effect of the interest rate contracts.  The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $8.8 million and $95.4 million, respectively.

ITEM 8.                Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust Managers and Shareholders of
Weingarten Realty Investors
Houston, Texas

We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weingarten Realty Investors and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/Deloitte & Touche LLP

Houston, Texas
March 1, 2011

STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008

Revenues:
Rentals, net	$540,754	$554,014	$578,859
Other	13,913	17,974	13,788
Total	554,667	571,988	592,647

Expenses:
Depreciation and amortization	151,101	147,877	149,795
Operating	105,745	102,936	113,472
Real estate taxes, net	64,921	70,668	70,608
Impairment loss	33,317	34,983	52,539
General and administrative	25,000	25,930	25,761
Total	380,084	382,394	412,175

Operating Income	174,583	189,594	180,472
Interest Expense, net	(148,794)	(153,207)	(156,318)
Interest and Other Income, net	9,825	11,427	4,333
(Loss) Gain on Redemption of Convertible Senior Unsecured Notes	(135)	25,311	12,961
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	12,889	5,548	12,196
Gain on Land and Merchant Development Sales		18,688	8,342
(Provision) Benefit for Income Taxes	(240)	(6,337)	10,220
Income from Continuing Operations	48,128	91,024	72,206
Operating Income from Discontinued Operations	12	3,221	11,669
Gain on Sale of Property from Discontinued Operations	618	55,765	68,722
Income from Discontinued Operations	630	58,986	80,391
Gain on Sale of Property	2,480	25,266	1,998
Net Income	51,238	175,276	154,595
Less: Net Income Attributable to Noncontrolling Interests	(5,032)	(4,174)	(8,943)
Net Income Adjusted for Noncontrolling Interests	46,206	171,102	145,652
Dividends on Preferred Shares	(35,476)	(35,476)	(34,711)
Redemption Cost of Preferred Shares			(1,850)
Net Income Attributable to Common Shareholders	$10,730	$135,626	$109,091

Earnings Per Common Share - Basic:
Income from continuing operations attributable to common shareholders	$0.08	$0.70	$0.34
Income from discontinued operations	0.01	0.54	0.95
Net income attributable to common shareholders	$0.09	$1.24	$1.29

Earnings Per Common Share - Diluted:
Income from continuing operations attributable to common shareholders	$0.08	$0.70	$0.34
Income from discontinued operations	0.01	0.53	0.94
Net income attributable to common shareholders	$0.09	$1.23	$1.28

Comprehensive Income:
Net Income	$51,238	$175,276	$154,595
Other Comprehensive Income (Loss):
Loss on derivatives			(7,204)
Net unrealized gain on derivatives	123
Amortization of loss on derivatives	2,566	2,481	2,095
Minimum pension liability adjustment	(505)	3,237	(9,092)
Total	2,184	5,718	(14,201)
Comprehensive Income	53,422	180,994	140,394
Comprehensive Income Attributable to Noncontrolling Interests	(5,032)	(4,174)	(8,943)
Comprehensive Income Adjusted for Noncontrolling Interests	$48,390	$176,820	$131,451

See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,	December 31,
	2010	2009
ASSETS
Property	$4,777,794	$4,658,396
Accumulated Depreciation	(971,249)	(856,281)
Property, net *	3,806,545	3,802,115
Investment in Real Estate Joint Ventures and Partnerships, net	347,526	315,248
Total	4,154,071	4,117,363
Notes Receivable from Real Estate Joint Ventures and Partnerships	184,788	317,838
Unamortized Debt and Lease Costs, net	116,437	103,396
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $10,137 in 2010 and $10,380 in 2009) *	95,859	96,372
Cash and Cash Equivalents *	23,859	153,584
Restricted Deposits and Mortgage Escrows	10,208	12,778
Other, net	222,633	89,054
Total	$4,807,855	$4,890,385

LIABILITIES AND EQUITY
Debt, net *	$2,589,448	$2,531,847
Accounts Payable and Accrued Expenses	126,767	137,727
Other, net	111,383	114,155
Total	2,827,598	2,783,729

Commitments and Contingencies

Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2010 and 2009; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2010 and 2009; liquidation preference $72,500	1	1
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 140 shares issued and outstanding in 2010 and 2009; liquidation preference $350,000	4	4
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 120,492 in 2010 and 120,098 in 2009	3,630	3,615
Accumulated Additional Paid-In Capital	1,969,905	1,958,975
Net Income Less Than Accumulated Dividends	(151,780)	(37,350)
Accumulated Other Comprehensive Loss	(21,774)	(23,958)
Shareholders' Equity	1,799,989	1,901,290
Noncontrolling Interests	180,268	205,366
Total Equity	1,980,257	2,106,656
Total	$4,807,855	$4,890,385

* Consolidated Variable Interest Entities' Assets and Liabilities included in the above balances (See Notes 2 and 3):
Property, net	$233,706	$237,710
Accrued Rent and Accounts Receivable, net	9,514	9,515
Cash and Cash Equivalents	10,397	13,085
Debt, net	281,519	282,096

See Notes to Consolidated Financial Statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net Income	$51,238	$175,276	$154,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,107	151,888	157,894
Write-off of pre-development/acquisition costs			11,724
Amortization of deferred financing costs and debt discount	5,017	6,083	13,496
Impairment loss	33,317	38,836	52,539
Equity in earnings of real estate joint ventures and partnerships, net	(12,889)	(5,548)	(12,196)
Gain on land and merchant development sales		(18,688)	(8,342)
Gain on sale of property	(3,098)	(81,031)	(70,720)
Loss (gain) on redemption of convertible senior unsecured notes	135	(25,311)	(12,961)
Distributions of income from unconsolidated real estate joint ventures and partnerships	1,733	2,841	3,602
Changes in accrued rent and accounts receivable, net	(2,898)	(568)	(11,255)
Changes in other assets, net	(16,225)	(10,309)	(29,669)
Changes in accounts payable, accrued expenses and other liabilities, net	(3,875)	147	(36,397)
Other, net	11,063	10,700	7,840
Net cash provided by operating activities	214,625	244,316	220,150

Cash Flows from Investing Activities:
Investment in property	(142,972)	(108,914)	(294,886)
Proceeds from sale and disposition of property, net	29,064	333,412	265,421
Change in restricted deposits and mortgage escrows	2,175	20,480	2,688
Notes receivable from real estate joint ventures and partnerships and other receivables:
Advances	(9,145)	(100,800)	(150,064)
Collections	20,010	22,301	46,254
Real estate joint ventures and partnerships:
Investments	(37,738)	(5,247)	(4,759)
Distributions of capital	15,663	30,640	19,955
Other, net	1,522
Net cash (used in) provided by investing activities	(121,421)	191,872	(115,391)

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	336	367,640	258,060
Common shares of beneficial interest, net	3,122	439,272	101,016
Preferred shares of beneficial interest, net			117,891
Repurchase of preferred shares of beneficial interest, net			(195,824)
Principal payments of debt	(139,722)	(578,390)	(296,902)
Changes in unsecured revolving credit facilities	80,000	(383,000)	128,000
Common and preferred dividends paid	(158,012)	(168,583)	(213,569)
Debt issuance costs paid	(6,622)	(6,446)	(6,822)
Other, net	(2,031)	(12,043)	(3,440)
Net cash used in financing activities	(222,929)	(341,550)	(111,590)

Net (decrease) increase in cash and cash equivalents	(129,725)	94,638	(6,831)
Cash and cash equivalents at January 1	153,584	58,946	65,777
Cash and cash equivalents at December 31	$23,859	$153,584	$58,946

See Notes to Consolidated Financial Statements.

STATEMENTS OF CONSOLIDATED EQUITY
(In thousands, except per share amounts)

Year Ended December 31, 2010, 2009 and 2008

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Treasury Shares of Beneficial Interest	Accumulated Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

Balance, January 1, 2008	$8	$2,565	$(41)	$1,485,496	$31,639	$(15,475)	$96,885	$1,601,077
Net income					145,652		8,943	154,595
Issuance of Series F preferred shares	2			116,949	883			117,834
Redemption of Series G preferred shares	(2)			(193,548)	(1,850)			(195,400)
Shares issued in exchange for noncontrolling interests		1		1,093			(1,094)	-
Issuance of common shares		90		97,971				98,061
Shares issued under benefit plans		9		8,703				8,712
Dividends declared – common shares (1)					(177,975)			(177,975)
Dividends declared – preferred shares (2)					(35,594)			(35,594)
Sale of properties with noncontrolling interests							116,541	116,541
Treasury shares cancelled (3)		(41)	41					-
Purchase and cancellation of convertible senior unsecured notes				(3,926)				(3,926)
Distributions to noncontrolling interests							(9,962)	(9,962)
Contributions from noncontrolling interests							634	634
Other comprehensive loss						(14,201)		(14,201)
Other, net		1		2,202			(7,916)	(5,713)
Balance, December 31, 2008	8	2,625	-	1,514,940	(37,245)	(29,676)	204,031	1,654,683
Net income					171,102		4,174	175,276
Shares issued in exchange for noncontrolling interests		15		14,236			(14,251)	-
Issuance of common shares		966		438,089				439,055
Shares issued under benefit plans		9		5,147				5,156
Dividends declared – common shares (1)					(135,731)			(135,731)
Dividends declared – preferred shares (4)					(32,852)			(32,852)
Sale of properties with noncontrolling interests							23,521	23,521
Distributions to noncontrolling interests							(16,368)	(16,368)
Contributions from noncontrolling interests							4,518	4,518
Purchase and cancellation of convertible senior unsecured notes				(16,110)				(16,110)
Other comprehensive income						5,718		5,718
Other, net				2,673	(2,624)		(259)	(210)
Balance, December 31, 2009	8	3,615	-	1,958,975	(37,350)	(23,958)	205,366	2,106,656
Net income					46,206		5,032	51,238
Shares issued in exchange for noncontrolling interests		1		745			(746)	-
Shares issued under benefit plans		14		8,005				8,019
Dividends declared – common shares (1)					(125,160)			(125,160)
Dividends declared – preferred shares (4)					(32,852)			(32,852)
Distributions to noncontrolling interests							(13,014)	(13,014)
Contributions from noncontrolling interests							2,686	2,686
Consolidation of joint ventures							(18,573)	(18,573)
Other comprehensive income						2,184		2,184
Other, net				2,180	(2,624)		(483)	(927)
Balance, December 31, 2010	$8	$3,630	$-	$1,969,905	$(151,780)	$(21,774)	$180,268	$1,980,257

(1)	Common dividend per share was $1.04, $1.275 and $2.10 for the year ended December 31, 2010, 2009 and 2008, respectively.
(2)	Series D, E, F and G preferred dividend per share was $50.63, $173.75, $162.50 and $73.73, respectively, for the year ended December 31, 2008.
(3)	A total of 1.4 million common shares of beneficial interest were purchased in 2007 and subsequently retired on January 11, 2008.
(4)	Series D, E and F preferred dividend per share was $50.63, $173.75 and $162.50 for the year ended December 31, 2010 and 2009, respectively.

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

We operate a portfolio of properties that include neighborhood and community shopping centers and industrial properties of approximately 71.5 million square feet.  We have a diversified tenant base with our largest tenant comprising only 3.0% of total rental revenues during 2010.

We currently operate, and intend to operate in the future, as a REIT.

Basis of Presentation
Our consolidated financial statements include the accounts of our subsidiaries, certain partially owned real estate joint ventures or partnerships and variable interest entities which meet the guidelines for consolidation.  All intercompany balances and transactions have been eliminated.

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

Partially owned real estate joint ventures and partnerships over which we have a controlling financial interest are consolidated in our financial statements.  In determining if we have a controlling financial interest, we consider factors such as ownership interest, authority to make decisions, kick-out rights and substantive participating rights.  Management continually analyzes and assesses reconsideration events, including changes in these factors, to determine if the consolidation treatment remains appropriate.  Partially owned real estate joint ventures and partnerships where we do not have a controlling financial interest, but have the ability to exercise significant influence, are accounted for using the equity method.

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

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the results of operations of an acquired property are included in our results of operations from the date of acquisition.  Estimates of fair values are based upon future cash flows and other valuation techniques in accordance with our fair value measurements accounting policy, which are used to record the purchase price of acquired property among land, buildings on an "as if vacant" basis, tenant improvements, other identifiable intangibles and any goodwill or gain on purchase.  Other identifiable intangible assets and liabilities include the effect of out-of-market leases, the value of having leases in place (“as is” versus “as if vacant” and absorption costs), out-of-market assumed mortgages and tenant relationships.  Depreciation and amortization is computed using the straight-line method, generally over estimated useful lives of 40 years for buildings and over the lease term which includes bargain renewal options for other identifiable intangible assets.  Effective 2009, acquisition costs are expensed as incurred.

Property also includes costs incurred in the development of new operating properties and properties in our merchant development program.  Merchant development is a program in which we develop a project with the objective of selling all or part of it, instead of retaining it in our portfolio on a long-term basis.  Also, disposition of land parcels and non-operating properties are included in this program.  These properties are carried at cost, and no depreciation is recorded on these assets until rent commences or no later than one year from the completion of major construction.  These costs include preacquisition costs directly identifiable with the specific project, development and construction costs, interest and real estate taxes.  Indirect development costs, including salaries and benefits, travel and other related costs that are directly attributable to the development of the property, are also capitalized.  The capitalization of such costs ceases at the earlier of one year from the completion of major construction or when the property, or any completed portion, becomes available for occupancy.

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

Impairment
Our property is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property, including any capitalized costs and any identifiable intangible assets, may not be recoverable.

If such an event occurs, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future, with consideration of applicable holding periods, on an undiscounted basis to the carrying amount of such property.  If we determine the carrying amount is not recoverable, our basis in the property is reduced to its estimated fair value to reflect impairment in the value of the asset.  Fair values are determined by management utilizing cash flow models, market capitalization rates and market discount rates, or by obtaining third-party broker or appraisal estimates in accordance with our fair value measurements accounting policy.

We continuously review economic considerations at each reporting period, including the effects of tenant bankruptcies, the suspension of tenant expansion plans for new development projects, declines in real estate values, and any changes to plans related to our new development properties including land held for development, to identify properties where we believe market values may be deteriorating.  Impairments, primarily related to land held for development, of $5.2 million, $38.8 million and $52.5 million were recognized for the year ended December 31, 2010, 2009 and 2008, respectively.  Determining whether a property is impaired and, if impaired, the amount of write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation.  If market conditions continue to deteriorate or management’s plans for certain properties change, additional write-downs could be required in the future.

Our investment in partially owned real estate joint ventures and partnerships is reviewed for impairment each reporting period.  The ultimate realization is dependent on a number of factors, including the performance of each investment and market conditions.  We will record an impairment charge if we determine that a decline in the value of an investment below its carrying amount is other than temporary.  For the year ended December 31, 2010, an impairment loss of $15.8 million was recognized in connection with the revaluation of our 50% equity interest in a development project in Sheridan, Colorado, as a result of our assumption of control of the project as of April 1, 2010.  See Note 4 for additional information.  No impairment on these investments was recorded for the year ended December 31, 2009 and 2008.  However, due to the current credit and real estate market conditions, there is no certainty that impairments would not occur in the future.

Our investments in tax increment revenue bonds, which were classified as held to maturity during 2010, are reviewed for impairment, if events or circumstances change indicating that the carrying amount of the investment may not be recoverable.  Realization is dependent on a number of factors, including investment performance and market conditions.  We will record an impairment charge if we determine that a decline in the value of the investment below its carrying amount is other than temporary, and it is uncertain if the investment will be held to maturity.  For the year ended December, 31, 2010, we recorded an $11.7 million impairment associated with our investment in the subordinated tax increment revenue bonds (see Note 18 for further information).  No such impairment was recorded for the year ended December 31, 2009 and 2008.  On December 31, 2010, the tax increment revenue bonds have been classified as available for sale based on our anticipation that the bonds may be reissued during 2011.

Interest Capitalization
Interest is capitalized on land under development and buildings under construction based on rates applicable to borrowings outstanding during the period and the weighted average balance of qualified assets under development/construction during the period.

Fair Value Measurements
Certain financial instruments, estimates and transactions are required to be calculated, reported and/or recorded at fair value.  The estimated fair values of such financial items, including debt instruments, impairments, acquisitions, investment securities and derivatives, have been determined using a market-based measurement.  This measurement is determined based on the assumptions that management believes market participants would use in pricing an asset or liability.  As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Notes Receivable from Real Estate Joint Ventures and Partnerships
Notes receivable from real estate joint ventures and partnerships in which we have an ownership interest, primarily represent mortgage construction notes.  We consider applying a reserve to a note receivable when it becomes apparent that conditions exist that may lead to our inability to fully collect on outstanding amounts due.  Such conditions include delinquent or late payments on notes, deterioration in the ongoing relationship with the borrower and other relevant factors.  When such conditions leading to expected losses exist, we would estimate a reserve by reviewing the borrower’s ability to meet scheduled debt service, our partner’s ability to make contributions and the fair value of the collateral.

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

Sales of Real Estate
Sales of real estate include the sale of tracts of land within a shopping center development, property adjacent to shopping centers, shopping center properties, merchant development properties, investments in real estate joint ventures and partnerships and partial sales to real estate joint ventures and partnerships in which we participate.

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

Accrued Rent and Accounts Receivable, net
Receivable balances outstanding include base rents, tenant reimbursements and receivables attributable to the straight-lining of rental commitments.  An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon an analysis of balances outstanding, historical bad debt levels, tenant creditworthiness and current economic trends.  Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectibility of the related receivables. Management’s estimate of the collectibility of accrued rents and accounts receivable is based on the best information available to management at the time of evaluation.

Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted cash that is held for a specific use or in a qualified escrow account for the purposes of completing like-kind exchange transactions.  At December 31, 2010 and 2009, we had $1.8 million and $1.6 million of restricted cash, respectively, and $8.4 million and $11.1 million held in escrow related to our mortgages, respectively.

Other Assets, net
Other assets include an asset related to the debt service guaranty (see Note 6 for further information), tax increment revenue bonds, investments held in grantor trusts, deferred tax assets, prepaid expenses, interest rate derivatives, the value of above-market leases and the related accumulated amortization and other miscellaneous receivables.  Investments held in grantor trusts are adjusted to fair value at each period end with changes included in our Statements of Consolidated Income and Comprehensive Income.  Above-market leases are amortized as adjustments to rental revenues over terms of the acquired leases.  Other miscellaneous receivables have a reserve applied to the carrying amount when it becomes apparent that conditions exist that may lead to our inability to fully collect on outstanding amounts due.  Such conditions include delinquent or late payments on receivables, deterioration in the ongoing relationship with the borrower and other relevant factors.  We would apply a reserve when expected loss conditions exist by reviewing the borrower’s ability to generate revenues to meet debt service requirements and the fair value of any collateral.

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

	Year Ended December 31,
	2010	2009	2008

Numerator:
Net income attributable to common shareholders – basic and diluted	$10,730	$135,626	$109,091

Denominator:
Weighted average shares outstanding – basic	119,935	109,546	84,474
Effect of dilutive securities:
Share options and awards	845	632	443
Weighted average shares outstanding – diluted	120,780	110,178	84,917

Options to purchase common shares of beneficial interest (“common shares”) of 3.5 million, 3.1 million and 2.4 million for the year ended December 31, 2010, 2009 and 2008, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price for the year.  For the year ended December 31, 2010, 2009 and 2008, 1.7 million, 2.0 million and 2.4 million, respectively, of operating partnership units were not included in the calculation of net income per common share – diluted because these units had an anti-dilutive effect.

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

Cash Flow Information
We issued common shares valued at $.7 million, $14.3 million and $2.3 million during 2010, 2009 and 2008, respectively, in exchange for interests in real estate joint ventures and partnerships, which had been formed to acquire properties.  We also accrued $6.9 million, $10.7 million and $25.8 million at December 31, 2010, 2009 and 2008, respectively, associated with the construction of property.  Cash payments for interest on debt, net of amounts capitalized, of $140.3 million, $156.5 million and $154.8 million were made during 2010, 2009 and 2008, respectively.  Cash payments of $2.1 million, $3.1 million and $5.1 million for income taxes were made during 2010, 2009 and 2008, respectively.

In connection with the sale of an 80% interest in two properties during 2010, we retained a 20% unconsolidated investment of $9.8 million.  In addition, this transaction resulted in the unconsolidated joint venture assuming debt totaling $28.1 million.

Effective April 1, 2010, two previously unconsolidated joint ventures were consolidated within our consolidated financial statements.  The resulting non-cash investing and financing activities were as follows (in thousands):

Increase in other assets	$148,255
Decrease in notes receivable from real estate joint ventures and partnerships	123,912
Increase in debt, net	101,741
Increase in property, net	32,940
Decrease in other liabilities, net	21,858
Decrease in noncontrolling interests	18,573

Also, in April 2010, we acquired a partner’s noncontrolling interests in a consolidated real estate joint venture that reduced equity by $.9 million.

In association with property acquisitions and investments in unconsolidated real estate joint ventures, the non-cash investing and financing activities were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Increase in debt, net	$27,302
Increase (decrease) in investment in property	18,376		$(15,414)
Increase in real estate joint ventures and partnerships - investments			11,285
Increase in notes receivable from real estate joint ventures and partnerships and other receivables - advances			6,948
Increase in noncontrolling interests			634
Increase in restricted deposits and mortgage escrows	498		193
Increase in other, net	302		17

In connection with the sale of improved properties during 2009, we received notes receivable totaling $.2 million and a mortgage of $9.1 million was assumed by the purchaser.  In connection with the sale of an 80% interest in four properties, we retained a 20% unconsolidated investment of $19.1 million.  Also, our investment in real estate joint ventures and a non-cash contingent liability was reduced by $41 million as result of the cash settlement associated with a lawsuit in 2009.

In connection with the sale of improved properties during 2008, we received notes receivable totaling $6.0 million.  Net assets and liabilities were reduced by $68.3 million during 2008 from the reorganization of four joint ventures, which were previously consolidated.  In addition, we recorded a $41 million non-cash contingent liability as an increase to our investment in real estate joint ventures and partnerships and accrued $8.5 million for property damages associated with Hurricane Ike.

Accumulated Other Comprehensive Loss
As of December 31, 2010, the balance in accumulated other comprehensive loss relating to derivatives and our retirement liability was $11.7 million and $10.1 million, respectively.  As of December 31, 2009, the balance in accumulated other comprehensive loss relating to derivatives and our retirement liability was $14.4 million and $9.6 million, respectively.

Reclassifications
The reclassification of prior years’ operating results for certain properties to discontinued operations was made to conform to the current year presentation.  This reclassification had no impact on previously reported net income, earnings per share, the consolidated balance sheet or cash flows.

Note 2.                Newly Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-17 (“ASU 2009-17”), “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.”  ASU 2009-17 updated Accounting Standards Codification (“ASC") 810, “Consolidations” and was intended to improve an organization’s variable interest entity reporting.  It required a change in the analysis used to determine whether an entity has a controlling financial interest in a variable interest entity, including the identification of the primary beneficiary of a variable interest entity.  The holder of the variable interest is defined as the primary beneficiary if it has both the power to direct the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits.  ASU 2009-17 also requires additional disclosures about an entity’s variable interest entities.  The update was effective for us on January 1, 2010.  Implementation of ASU 2009-17 did not impact our previous determinations of primary beneficiary status, but it resulted in additional disclosures included on the face of the Consolidated Balance Sheets and in Note 3.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Improving Disclosures about Fair Value Measurements,” which provides for new disclosures, as well as clarification of existing disclosures on fair value measurements including employers’ disclosures about postretirement benefit plan assets.  The update was effective for us beginning January 1, 2010, and its adoption did not materially impact our consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which provides for additional disclosures about the credit quality of an entity’s financing receivables, including loans and trade accounts receivables with contractual maturities exceeding one year and any related allowance for losses.  The provisions of this update were effective for us at December 31, 2010, with the exception of disclosures related to activity occurring during a reporting period, which is effective for us in the first quarter of 2011.  The adoption did not materially impact our consolidated financial statements nor do we anticipate the future adoption to materially impact our consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update No. 2010-29, “Disclosures of Supplementary Pro Forma Information for Business Combinations,” which clarifies that an entity should disclose revenue and earnings of the combined entity as though the business combination occurred during the current year as of the beginning of the comparable prior annual reporting period only.  The update also expands disclosures on the supplemental pro forma.  The update is effective for us beginning January 1, 2011; however, early adoption is permitted.  We adopted this update as of December 31, 2010, and its adoption resulted in the disclosures included in Note 4.

Note 3.                Variable Interest Entities

Management determines whether an entity is a variable interest entity (“VIE”) and, if so, determines which party is the primary beneficiary by analyzing if we have both the power to direct the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits.  Significant judgments and assumptions inherent in this analysis include the design of the entity structure, the nature of the entity’s operations, future cash flow projections, the entity’s financing and capital structure, and contractual relationships and terms.  We consolidate a VIE when we have determined that we are the primary beneficiary.

Risks associated with our involvement with our VIEs include primarily the potential of funding the VIE’s debt obligations or making additional contributions to fund the VIE’s operations.

Consolidated VIEs:
Two of our real estate joint ventures whose activities principally consist of owning and operating 30 neighborhood/community shopping centers, of which 22 are located in Texas, three in Georgia, two each in Tennessee and Florida and one in North Carolina, were determined to be VIEs.  These VIEs have financing agreements that are guaranteed solely by us for tax planning purposes.  We have determined that we are the primary beneficiary and have consolidated these joint ventures.  Our maximum exposure to loss associated with these joint ventures is primarily limited to our guaranties of the debt, which were approximately $157.4 million at December 31, 2010.

Assets held by our consolidated VIEs approximate $280.3 million and $291.6 million at December 31, 2010 and 2009, respectively.  Of these assets, $253.6 million and $260.3 million at December 31, 2010 and 2009, respectively, are collateral for debt.

Restrictions on the use of these assets are significant because they are collateral for the VIEs’ debt, and we would be required to obtain our partners’ approval in accordance with the joint venture agreements on any major transactions.  The impact of these transactions on our consolidated financial statements has been limited to changes in noncontrolling interests and reductions in debt from our partners’ contributions.  We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required including operating cash shortfalls and unplanned capital expenditures.  We have not provided any additional support as of December 31, 2010.

Unconsolidated VIEs:
We also have unconsolidated real estate joint ventures which engage in operating or developing real estate that have been determined to be VIEs due to agreements entered into by the joint ventures.  We were not determined to be the primary beneficiary of the VIEs.

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

Period	Investment in Real Estate Joint Ventures and Partnerships, net (1)	Maximum Risk of Loss (2)
December 31, 2010	$11,581	$56,448
December 31, 2009	$7,088	$58,061
_______________
(1)	The carrying amount of the investments represents our contributions to the real estate joint ventures net of any distributions made and our portion of the equity in earnings of the joint ventures.
(2)	The maximum risk of loss has been determined to be limited to our debt exposure for each real estate joint venture.

We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls and unplanned capital expenditures, under which additional contributions may be required.

Note 4.                Business Combinations

Effective April 1, 2010, we assumed control of two 50%-owned unconsolidated joint ventures (“Sheridan”) related to a development project in Sheridan, Colorado, which resulted in the consolidation of these joint ventures within our shopping center segment that had previously been accounted for under the equity method.  Control was assumed through a modification of the joint venture agreements in which we assumed all management, voting and approval rights without transferring consideration to our joint venture partner.  Each partner’s percentage interest in the joint ventures remained unchanged.  Management has determined that these transactions qualified as business combinations to be accounted for under the acquisition method.  Accordingly, the assets and liabilities of the joint ventures were recorded on our consolidated balance sheet at their estimated fair values as of April 1, 2010, with our partner’s share of the resulting net deficit included in noncontrolling interests.  Fair value of assets acquired, liabilities assumed and equity interests was estimated using market-based measurements, including cash flow and other valuation techniques.  The fair value measurement is based on both significant inputs for similar assets and liabilities in active markets and significant inputs that are not observable in the markets in accordance with our fair value measurements accounting policy.  Key assumptions include third-party broker valuation estimates, discount rates ranging from 8% to 17%, a terminal cap rate for similar properties, and factors that we believe market participants would consider in estimating fair value.  The results of the joint ventures are included in our Statements of Consolidated Income and Comprehensive Income beginning April 1, 2010.

The following table summarizes the transactions related to the business combinations, including the assets acquired and liabilities assumed as of April 1, 2010 (in thousands):

Fair value of our equity interests before business combinations	$(21,858)

Amounts recognized for assets and liabilities assumed:
Assets:
Property	$32,940
Unamortized Debt and Lease Costs	5,182
Accrued Rent and Accounts Receivable	213
Cash and Cash Equivalents	1,522
Other, net (1)	151,464
Liabilities:
Debt, net (2)	(101,741)
Accounts payable and accrued expenses	(647)
Other, net	(1,334)
Total Net Assets	$87,599

Noncontrolling interests of the real estate joint ventures	$(18,573)
_______________
(1)	Includes primarily a $97.0 million debt service guaranty asset, tax increment revenue bonds of $51.3 million and intangible and other assets.
(2)	Excludes the effect of $123.9 million in intercompany debt that is eliminated upon consolidation.

The fair value measurements are subject to change until our information is finalized, which will be no later than twelve months from the business combination date.

We recognized an impairment loss of $15.8 million as a result of revaluing our 50% equity interest held in the real estate joint ventures before the business combinations, which is reported as an impairment loss in the Statements of Consolidated Income and Comprehensive Income.  For the year ended December 31, 2010, the impact of this consolidation increased revenues by $1.6 million and decreased net income attributable to common shareholders by $2.5 million.

The following table summarizes the pro forma impact of the real estate joint ventures as if Sheridan had been consolidated at January 1, 2009 as follows (in thousands, except per share amounts):

	Year Ended December 31,
	Pro Forma	Pro Forma
	2010 (1)	2009 (1)

Revenues	$555,089	$573,314
Net income	$50,715	$169,575
Net income attributable to common shareholders	$10,522	$135,249
Earnings per share - basic	$.09	$1.23
Earnings per share - diluted	$.09	$1.23
_______________
(1)	There are no non-recurring pro forma adjustments included within or excluded from the amounts in the preceding table.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  At December 31, 2010, we had two active cash flow hedges as described below.

During 2010, two interest rate contracts were designated as cash flow hedges with an aggregate notional amount of $11.8 million, which have maturities through September 2017, and fix interest rates at 2.3% and 2.4%.  We have determined that these contracts are highly effective in offsetting future variable interest cash flows.  As of December 31, 2010, the fair value of these derivatives was $.09 million and $.1 million and is included in net other assets and net other liabilities, respectively.

As of December 31, 2010 and 2009, the balance in accumulated other comprehensive loss relating to cash flow interest rate contracts was $11.7 million and $14.4 million, respectively, and will be reclassified to net interest expense as interest payments are made on our fixed-rate debt.  Amounts reclassified from accumulated other comprehensive loss to net interest expense were $2.6 million in 2010, $2.5 million in 2009 and $2.1 million in 2008.  Within the next 12 months, approximately $2.8 million of the balance in accumulated other comprehensive loss is expected to be amortized to net interest expense related to settled interest rate contracts.

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

In December 2009, we entered into 11 interest rate contracts with a total notional amount of $302.6 million, which had various maturities through February 2014.  In February 2010, we settled $7.0 million of these interest rate contracts in conjunction with the repurchase of the related unsecured fixed-rate medium term notes, and a $.02 million gain was realized.  In November 2010, the remaining $295.6 million of these interest rate contracts was settled for $8.9 million including accrued interest whereby net debt was increased by $8.2 million, and a gain of $.1 million was realized.  The increase in net debt is being amortized to net interest expense over the remaining life of the original underlying debt instruments.

As of December 31, 2010, we had four interest rate contracts with an aggregate notional amount of $120.4 million that were designated as fair value hedges and convert fixed interest payments at rates from 4.2% to 7.5% to variable interest payments ranging from .3% to 4.4%.  As of December 31, 2009, we had 13 interest rate contracts with an aggregate notional amount of $352.6 million, of which $352.6 million is designated as fair value hedges that convert fixed interest payments at rates ranging from 4.2% to 7.5% to variable interest payments ranging from .3% to 6.1%.  We have determined that our fair value hedges are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in interest rates.

For the year ended December 31, 2010, 2009 and 2008, we recognized a net reduction in interest expense of $6.7 million, $2.1 million and $.8 million, respectively, related to our fair value hedges, which includes net settlements and any amortization adjustment of the basis in the hedged item.  Also, for the year ended December 31, 2010, we recognized a gain of $1.0 million associated with hedge ineffectiveness with no such activity present in 2009 or 2008.

A summary of the changes in fair value of our interest rate contracts is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Gain (Loss) Recognized in Income

Year Ended December 31, 2010:
Interest expense, net	$17,511	$(16,547)	$964

Year Ended December 31, 2009:
Interest expense, net	$(6,659)	$6,659

Year Ended December 31, 2008:
Interest expense, net	$4,987	$(4,987)

Non-designated Hedges:
Derivatives not designated as hedges are not speculative and are used to manage our exposure to interest rate movements and other identified risks, but do not meet hedge accounting requirements.  Changes in the fair value of derivatives not designated in hedging relationships are recorded directly in earnings.  As of December 31, 2010 and 2009, we did not have any derivatives that were designated as hedges.

During the first quarter of 2010, the initial hedging relationship was terminated on three of our interest rate contracts with a total notional amount of $97.6 million.  We simultaneously re-designated $90.0 million as fair value hedges.  These hedges were terminated in November 2010 (see Fair Value Hedges of Interest Rate Risk above for additional details).  The changes in the fair value of the undesignated portion of the interest rate contract was recorded directly to earnings and increased net interest expense by $.05 million during 2010.

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

On March 20, 2008, a cash flow hedge was terminated through the issuance of $154.3 million of fixed-rate long-term debt issued by a consolidated joint venture.  A loss of $12.8 million was recorded in accumulated other comprehensive loss based on the fair value of the interest rate swap contracts on that date.  On March 27, 2008, the interest rate swap contracts were settled resulting in a loss of $10.0 million.  For the period between the termination of the cash flow hedge and the settlement of the swap contracts, a gain of $2.8 million was recognized as a reduction of net interest expense.

The interest rate contracts at December 31, 2010 and 2009 were reported at their fair values as follows (in thousands):

	Assets		Liabilities
Period	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
December 31, 2010	Other Assets, net	$7,192	Other Liabilities, net	$108
December 31, 2009	Other Assets, net	$2,601	Other Liabilities, net	$4,634

A summary of our derivatives is as follows (in thousands):

Derivatives Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Year Ended December 31, 2010:
Cash Flow Interest Rate Contracts	$(96)	Interest expense, net	$(2,566)			Interest expense, net	$(27)
Fair Value Interest Rate Contracts				Interest expense, net	$24,483	Interest expense, net	$964

Year Ended December 31, 2009:
Cash Flow Interest Rate Contracts		Interest expense, net	$(2,481)
Fair Value Interest Rate Contracts				Interest expense, net	$(4,528)

Year Ended December 31, 2008:
Cash Flow Interest Rate Contracts		Interest expense, net	$(2,095)
Fair Value Interest Rate Contracts				Interest expense, net	$5,819

Note 6.                Debt

Our debt consists of the following (in thousands):

	December 31,	December 31,
	2010	2009

Debt payable to 2038 at 2.9% to 8.8%	$2,389,532	$2,506,069
Debt service guaranty liability	97,000
Unsecured notes payable under revolving credit facilities	80,000
Obligations under capital leases	21,000	23,115
Industrial revenue bonds payable to 2015 at 2.4%	1,916	2,663

Total	$2,589,448	$2,531,847

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	December 31,	December 31,
	2010	2009

As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$2,349,802	$2,146,133
Variable-rate debt	239,646	385,714

Total	$2,589,448	$2,531,847

As to collateralization:
Unsecured debt	$1,450,148	$1,306,802
Secured debt	1,139,300	1,225,045

Total	$2,589,448	$2,531,847

Effective February 11, 2010, we entered into an amended and restated $500 million unsecured revolving credit facility.  The facility expires in February 2013 and provides borrowing rates that float at a margin over LIBOR plus a facility fee.  The borrowing margin and facility fee are priced off a grid that is tied to our senior unsecured credit ratings, which are currently 275.0 and 50.0 basis points, respectively.  The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million.  Additionally, an accordion feature allows us to increase the new facility amount up to $700 million.

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

At December 31, 2010 and 2009, no amounts under our revolving credit facility were outstanding.  Letters of credit totaling $52.4 million and $7.2 million were outstanding under the revolving credit facility at December 31, 2010 and 2009, respectively.  The balance outstanding under our unsecured and uncommitted overnight facility was $80.0 million at a variable interest rate of 1.8% at December 31, 2010.  The available balance under our revolving credit facility was $447.6 million and $567.8 million at December 31, 2010 and 2009, respectively.  During 2010, the maximum balance and weighted average balance outstanding under both facilities combined were $80.0 million and $12.2 million, respectively, at a weighted average interest rate of 1.8%.  During 2009, the maximum balance and weighted average balance outstanding under the facility was $423.0 million and $168.7 million, respectively, at a weighted average interest rate of 1.5%.

We had a $575 million unsecured revolving credit facility held by a syndicate of banks, which was amended and restated in February 2010 as discussed above.  Borrowing rates floated at a margin over LIBOR, plus a facility fee.  The borrowing margin and facility fee were priced off a grid that was tied to our senior unsecured credit ratings, which were 50.0 and 15.0 basis points.

Effective April 1, 2010, we consolidated a real estate joint venture which includes our investment in a development project in Sheridan, Colorado.  We, our joint venture partner and the joint venture have each provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4 is met on tax increment revenue bonds issued in connection with the project.  The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty.  The incremental taxes and PIF are to remain intact until the earlier of the bond liability has been paid in full or 2030 (unless such date is otherwise extended by the Sheridan Redevelopment Agency).  Therefore, a debt service guaranty liability of $97.0 million was recorded by the joint venture equal to the fair value of the amounts funded under the bonds.

At December 31, 2010 and 2009, respectively, we had $129.9 million and $135.2 million face value of 3.95% convertible senior unsecured notes outstanding due 2026.  These bonds are recorded at a discount of $1.3 million and $3.4 million as of December 31, 2010 and 2009, respectively, which will be amortized through 2011 resulting in an effective interest rate for both periods of 5.75%.  Interest is payable semi-annually in arrears on February 1 and August 1 of each year.  The debentures are convertible under certain circumstances for our common shares at an initial conversion rate of 20.3770 common shares per $1,000 of principal amount of debentures (an initial conversion price of $49.075).  In addition, the conversion rate may be adjusted if certain change in control transactions or other specified events occur on or prior to August 4, 2011.  Upon the conversion of debentures, we will deliver cash for the principal return, as defined, and cash or common shares, at our option, for the excess of the conversion value, as defined, over the principal return.  The debentures are redeemable for cash at our option beginning in 2011 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require us to repurchase their debentures for cash equal to the principal of the debentures plus accrued and unpaid interest in 2011, 2016 and 2021 and in the event of a change in control.  Net interest expense associated with this debt for the year ended December 31, 2010, 2009 and 2008, totaled $8.0 million, $19.5 million and $33.3 million, respectively, which includes the amortization of the discount totaling $2.2 million, $5.0 million and $8.5 million, respectively.  The carrying value of the equity component as of both December 31, 2010 and 2009 was $23.4 million.

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

In the second quarter of 2009, we repurchased and retired $82.3 million face value of our 3.95% convertible senior unsecured notes for $70.4 million, including accrued interest.  Also in 2009, we completed a cash tender offer for $422.6 million face value on a series of unsecured notes and our convertible senior unsecured notes.  We purchased at par $20.6 million of unsecured fixed-rate medium term notes, with a weighted average interest rate of 7.54% and a weighted average maturity of 1.6 years, and $82.3 million of 7% senior unsecured notes due in 2011.  In addition, we purchased $319.7 million face value of our 3.95% convertible senior unsecured notes for $311.1 million, including accrued interest and expenses.  During the year ended December 31, 2009, the repurchases of our 3.95% convertible senior unsecured notes resulted in gains of $25.3 million.

Various leases and properties, and current and future rentals from those lease and properties, collateralize certain debt.  At December 31, 2010 and 2009, the carrying value of such property aggregated $1.8 billion and $2.0 billion, respectively.

Scheduled principal payments on our debt (excluding $80.0 million due under our revolving credit facilities, $21.0 million of certain capital leases, $7.1 million fair value of interest rate contracts, $3.9 million net premium/(discount) on debt, $12.3 million of non-cash debt-related items, and $97.0 million debt service guaranty liability) are due during the following years (in thousands):

2011	$212,264
2012	307,598
2013	440,829
2014	387,547
2015	248,404
2016	209,209
2017	142,088
2018	64,411
2019	153,747
2020	3,772
Thereafter (1)	198,177
Total	$2,368,046
___________________
(1)	Includes $131.3 million of our 3.95% convertible senior unsecured notes outstanding due 2026; which have a call/put option feature beginning in 2011.

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels.  We believe we were in compliance with all restrictive covenants as of December 31, 2010.

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

Note 8.                Common Shares of Beneficial Interest

In May 2010, our shareholders approved an amendment to our declaration of trust increasing the number of our authorized common shares, $0.03 par value per share, from 150.0 million to 275.0 million.

The dividend rate for our common shares for each quarter of 2010 was $.26.  The quarterly dividend rate for our common shares was $.525 for the first quarter of 2009 and $.25 from the remaining quarters of 2009.  Subsequent to December 31, 2010, our Board of Trust Managers approved an increase to our quarterly dividend rate to $.275 per share.

In April 2009, we issued 32.2 million common shares at $14.25 per share.  Net proceeds from this offering were $439.1 million and were used to repay indebtedness outstanding under our revolving credit facilities and for other general corporate purposes.

Note 9.                Property

Our property consisted of the following (in thousands):

	December 31,
	2010	2009

Land	$925,497	$896,010
Land held for development	170,213	182,586
Land under development	22,967	32,709
Buildings and improvements	3,610,889	3,437,578
Construction in-progress	48,228	109,513

Total	$4,777,794	$4,658,396

The following carrying charges were capitalized (in thousands):

	Year Ended December 31,
	2010	2009	2008

Interest	$3,405	$8,716	$20,290
Real estate taxes	344	1,428	2,730

Total	$3,749	$10,144	$23,020

Effective April 1, 2010, we assumed control of two 50%-owned unconsolidated joint ventures related to a development project in Sheridan, Colorado that we had previously accounted for under the equity method.  This transaction resulted in the consolidation of the joint ventures, increasing property by $32.9 million.

During 2010, we invested $92.1 million in the acquisitions of operating properties and $19.6 million in new development projects.  We sold two land parcels, a shopping center, and two retail buildings, with gross sales proceeds from these dispositions totaling $13.5 million.  Also, we contributed the final two properties to an unconsolidated joint venture for $47.3 million, which included loan assumptions of $28.1 million.

Impairment charges, as described in Note 1, of $5.2 million, $38.8 million and $52.5 million were recognized for the year ended December 31, 2010, 2009 and 2008, respectively.

Note 10.                      Discontinued Operations

During 2010, we sold one shopping center located in Texas.  During 2009, we sold 12 shopping centers and five industrial properties, of which 11 were located in Texas and two each in Arizona, New Mexico and North Carolina.  The operating results of these properties, as well as any gains on the respective disposition, have been reclassified and reported as discontinued operations in the Statements of Consolidated Income and Comprehensive Income.  Revenues recorded in operating income from discontinued operations totaled $.03 million in 2010, $17.0 million in 2009 and $30.1 million in 2008.  Included in the Consolidated Balance Sheet at December 31, 2009 were $.3 million of property and $.2 million of accumulated depreciation related to the property sold during 2010.

In 2009, one sold property had outstanding debt of $9.1 million, which was assumed by the purchaser.

We do not allocate other consolidated interest to discontinued operations because the interest savings to be realized from the proceeds of the sale of these operations was not material.

No impairment associated with discontinued operations was recognized for the year ended December 31, 2010 and 2008.  For the year ended December 31, 2009, an impairment loss of $3.8 million was reported in discontinued operations.

Note 11.              Notes Receivable from Real Estate Joint Ventures and Partnerships

We have ownership interests in a number of real estate joint ventures and partnerships.  Notes receivable from these entities bear interest ranging from 2.0% to 12.0% at December 31, 2010 and 2.1% to 12.0% at December 31, 2009.  These notes are due at various dates through 2012 and are generally secured by real estate assets.  We believe these notes are fully collectible, and no allowance has been recorded.  We recognized interest income on these notes as follows, in millions: $4.3 in 2010, $4.8 in 2009 and $4.0 in 2008.

In December 2010, we issued a letter of default on a matured note receivable of $24.9 million.  At year end, we were in negotiations to extend this note.  Subsequent to year end, the default was remedied by an extension of the note.

Effective April 1, 2010, we assumed control of two 50%-owned unconsolidated joint ventures related to a development project in Sheridan, Colorado that we had previously accounted for under the equity method.  This transaction resulted in the consolidation of the joint ventures, reducing notes receivable from real estate joint ventures and partnerships by $123.9 million.

Note 12.              Related Parties

Through our management activities and transactions with our real estate joint venture and partnerships, we had accounts receivable of $2.7 million and $4.3 million outstanding as of December 31, 2010 and 2009, respectively.  We also had accounts payable and accrued expenses of $9.6 million and $10.5 million outstanding as of December 31, 2010 and 2009, respectively.  For the year ended December 31, 2010, 2009 and 2008, we recorded joint venture fee income of $5.8 million, $5.7 million and $5.9 million, respectively.

During 2010, we sold an unconsolidated real estate joint venture interest in a Texas property to our partner with gross sales proceeds totaling $1.4 million, which generated a gain of $1.3 million.

In October 2009, we entered into an agreement to contribute six retail properties located in Florida and Georgia, valued at approximately $160.8 million, to an unconsolidated real estate joint venture in which we will retain a 20% ownership interest.  We closed on four properties with a total value of $114.3 million and received net proceeds of approximately $85.9 million.  During the first quarter of 2010, we contributed the final two properties to this unconsolidated real estate joint venture for $47.3 million, which included loan assumptions of $28.1 million and the receipt of net proceeds totaling $14.0 million.

In April 2009, we sold an unconsolidated joint venture interest in a property located in Colorado to our partner with gross sales proceeds of approximately $15.0 million, which were reduced by the release of a debt obligation of $11.7 million and generated a gain of $4.0 million.

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

	December 31,
	2010	2009

Combined Condensed Balance Sheets

Property	$2,142,524	$2,082,316
Accumulated depreciation	(247,996)	(191,478)
Property, net	1,894,528	1,890,838

Other assets, net	168,091	240,387

Total	$2,062,619	$2,131,225

Debt, net (primarily mortgages payable)	$552,552	$505,462
Amounts payable to Weingarten Realty Investors	202,092	335,622
Other liabilities, net	45,331	88,913
Total	799,975	929,997

Accumulated equity	1,262,644	1,201,228

Total	$2,062,619	$2,131,225

	Year Ended December 31,
	2010	2009	2008

Combined Condensed Statements of Income

Revenues, net	$193,649	$174,595	$162,737

Expenses:
Depreciation and amortization	61,726	56,018	41,146
Interest, net	36,270	31,017	20,424
Operating	34,026	33,385	37,592
Real estate taxes, net	24,288	21,213	18,739
General and administrative	3,927	5,187	5,648
Provision for income taxes	237	170	407
Impairment loss	231	6,923	5,151

Total	160,705	153,913	129,107

Gain on land and merchant development sales	372		933
(Loss) gain on sale of property	(3)	11	13
Net income	$33,313	$20,693	$34,576

Our investment in real estate joint ventures and partnerships, as reported on our Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differentials, which arose upon the transfer of assets to the joint ventures.  The net basis differentials, which totaled $8.8 million and $11.8 million at December 31, 2010 and 2009, respectively, are generally amortized over the useful lives of the related assets.

Our real estate joint ventures and partnerships determined that the carrying amount of certain properties was not recoverable and that the properties should be written down to fair value.  For the year ended December 31, 2010, 2009 and 2008, our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $.2 million, $6.9 million and $5.2 million, respectively, related primarily to undeveloped land at new development properties.

Fees earned by us for the management of these real estate joint ventures and partnerships totaled $5.8 million in 2010, $5.7 million in 2009 and $5.9 million in 2008.

In November 2010, we sold an unconsolidated real estate joint venture interest in a property located in Houston, Texas to our partner with gross sales proceeds of approximately $1.4 million, which generated a gain of $1.3 million.

Effective April 1, 2010, we assumed control of two 50%-owned real estate unconsolidated joint ventures related to a development project in Sheridan, Colorado that we had previously accounted for under the equity method.  This transaction resulted in the consolidation of the joint ventures in our consolidated financial statements.

During 2010, two unconsolidated joint ventures each sold a retail building located in California with aggregate gross sales proceeds totaling $4.4 million.  Also, two unconsolidated real estate joint ventures each sold a land parcel located in Florida with gross sales proceeds of approximately $2.5 million.

Also, in 2010, we acquired a 67%-owned real estate unconsolidated joint venture interest in a retail shopping center located in Moreno Valley, California and we acquired a 58%-owned unconsolidated real estate joint venture interest in a retail shopping center located in Houston, Texas for approximately $35.8 million.

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

In April 2009, we sold an unconsolidated joint venture interest in a property located in Colorado to our partner with gross sales proceeds of approximately $15.0 million, which were reduced by the release of a debt obligation of $11.7 million.

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

Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of depreciation, rental revenue, compensation expense, impairment losses and gain from sales of property.  As a result of these differences, the book value of our net fixed assets exceeds the tax basis by $38 million at December 31, 2010 and $119 million at December 31, 2009.

The following table reconciles net income to REIT taxable income for the year ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008

Net income adjusted for noncontrolling interests	$46,206	$171,102	$145,652
Net loss of taxable REIT subsidiaries included above	22,450	8,966	34,803
Net income from REIT operations	68,656	180,068	180,455
Book depreciation and amortization including discontinued operations	151,108	151,888	157,893
Tax depreciation and amortization	(95,848)	(133,537)	(144,816)
Book/tax difference on gains/losses from capital transactions	1,233	(6,137)	35,891
Deferred/prepaid/above and below market rents, net	(5,076)	(12,489)	(20,113)
Impairment loss from REIT operations	28,376	21,862	31,461
Other book/tax differences, net	(22,785)	28,097	(25,238)
REIT taxable income	125,664	229,752	215,533
Dividends paid deduction	(125,664)	(229,752)	(215,533)
Dividends paid in excess of taxable income	$-	$-	$-

The dividends paid deduction in 2010, 2009 and 2008 includes designated dividends of $3.8 million from 2011, $61.2 million from 2010 and $4.7 million from 2009, respectively.

For federal income tax purposes, the cash dividends distributed to common shareholders are characterized as follows:

	2010	2009	2008

Ordinary income	79.1%	68.1%	45.5%
Capital gain distributions	20.9%	31.9%	54.5%

Total	100.0%	100.0%	100.0%

Our taxable REIT subsidiary is subject to federal, state and local income taxes.  We have recorded a federal income tax (benefit) provision of $(1.2) million, $4.4 million and $(12.1) million for the year ended December 31, 2010, 2009 and 2008, respectively.  We did not have a current tax obligation as of December 31, 2010 and 2009 in association with this tax; however, we had a current tax receivable of $2.8 million as of December 31, 2009.

Our deferred tax assets and liabilities, including a valuation allowance, consisted of the following (in thousands):

	December 31,
	2010	2009

Deferred tax assets:
Impairment loss	$13,584	$13,945
Allowance on other assets	1,423	1,428
Interest expense	7,256	3,643
Net operating loss carryforward	4,684	1,509
Other	672	447
Total deferred tax assets	27,619	20,972
Valuation allowance	(15,818)	(9,605)
Total deferred tax assets, net of allowance	$11,801	$11,367

Deferred tax liabilities:
Straight-line rentals	$1,290	$506
Book-tax basis differential	4,708	6,346
Total deferred tax liabilities	$5,998	$6,852

At December 31, 2010 and 2009, we have recorded a net deferred tax asset of $11.8 million and $11.4 million, respectively; including the benefit of $13.6 million and $13.9 million, respectively, of impairment losses, which will not be recognized until the related properties are sold.  Realization is dependent on generating sufficient taxable income in the year the property is sold.  Management believes it is more likely than not that a portion of these deferred tax assets, which primarily consists of impairment losses, will not be realized and established a valuation allowance totaling $15.8 million and $9.6 million as of December 31, 2010 and 2009, respectively.  However, the amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income are reduced.

In addition, we are subject to the State of Texas business tax (“Texas Franchise Tax”), which is determined by applying a tax rate to a base that considers both revenues and expenses.  Therefore, the Texas Franchise Tax is considered an income tax and is accounted for accordingly.

For the year ended December 31, 2010, 2009 and 2008, we recorded a provision for the Texas Franchise Tax of $1.4 million, $1.9 million and $2.2 million, respectively.  The deferred tax assets associated with this tax each totaled $.1 million as of December 31, 2010 and 2009, and the deferred tax liabilities totaled $.2 million and $.1 million as of December 31, 2010 and 2009, respectively.  Also, a current tax obligation of $1.6 million and $2.1 million has been recorded at December 31, 2010 and 2009, respectively, in association with this tax.

Note 15.              Leasing Operations

The terms of our leases range from less than one year for smaller tenant spaces to over 25 years for larger tenant spaces.  In addition to minimum lease payments, most of the leases provide for contingent rentals (payments for real estate taxes, maintenance and insurance by lessees and an amount based on a percentage of the tenants' sales).  Future minimum rental income from non-cancelable tenant leases at December 31, 2010, in millions, is: $404.3 in 2011; $349.3 in 2012; $286.3 in 2013; $224.6 in 2014; $168.1 in 2015; and $572.7 thereafter.  The future minimum rental amounts do not include estimates for contingent rentals.  Such contingent rentals, in millions, aggregated $115.5 in 2010, $119.5 in 2009 and $131.7 in 2008.

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

Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which we are the lessee, principally for shopping center ground leases, for the subsequent five years and thereafter ending December 31, are as follows (in thousands):

2011	$3,570
2012	3,382
2013	3,352
2014	3,118
2015	2,891
Thereafter	123,870
Total	$140,183

Rental expense for operating leases was, in millions:  $5.3 in 2010; $5.0 in 2009 and $4.0 in 2008.

The scheduled future minimum revenues under subleases, applicable to the ground lease rentals above, under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for the subsequent five years and thereafter ending December 31, are as follows (in thousands):

2011	$36,882
2012	33,538
2013	29,579
2014	23,836
2015	18,677
Thereafter	86,066
Total	$228,578

Property under capital leases that is included in buildings and improvements consisted of two shopping centers totaling $16.8 million at December 31, 2010 and three shopping centers totaling $19.1 million at December 31, 2009.  Amortization of property under capital leases is included in depreciation and amortization expense, and the balance of accumulated depreciation associated with these capital leases at December 31, 2010 and 2009 was $9.8 million and $11.0 million, respectively.  Future minimum lease payments under these capital leases total $35.5 million, with annual payments due, in millions, $1.7 in 2011, $1.8 in each of 2012, 2013, 2014 and 2015; and $26.6 thereafter.  The amount of these total payments representing interest is $14.5 million.  Accordingly, the present value of the net minimum lease payments was $21.0 million at December 31, 2010.

As of December 31, 2010, we participate in five real estate ventures structured as DownREIT partnerships that have properties in Arkansas, California, Georgia, North Carolina, Texas and Utah.  As a general partner, we have operating and financial control over these ventures and consolidate them in our consolidated financial statements.  These ventures allow the outside limited partners to put their interest to the partnership for our common shares or an equivalent amount in cash.  We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion.  We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us.  We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion.  In 2010 and 2009, we issued common shares valued at $.7 million and $14.3 million, respectively, in exchange for certain of these interests.  The aggregate redemption value of these interests was approximately $39 million and $33 million as of December 31, 2010 and 2009, respectively.

In January 2007, we acquired two retail properties in Arizona.  This purchase transaction includes an earnout provision of approximately $29 million that is contingent upon the subsequent development of space by the property seller.  This contingency agreement expired in July 2010 and was settled for $6.4 million in January 2011.  As of December 31, 2010 and 2009, the estimated obligation was $6.4 million and $4.7 million, respectively.  Since inception of this obligation, $12.5 million had been paid through December 31, 2010.  Amounts paid or accrued under such earnouts are treated as additional purchase price and capitalized to the related property.

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

In July 2009, we settled a lawsuit in connection with the above project.  Among the obligations performed or to be performed by us under the terms of the settlement agreement was to cause the joint venture to purchase a portion of the bonds in the amount of $51.3 million at par, plus accrued and unpaid interest to the date of such purchase.  We established a restricted cash collateral account of $47.6 million in lieu of a back-to-back letter of credit previously supporting additional bonds totaling $45.7 million.  We replaced the restricted cash collateral account with a $46.3 million letter of credit in November 2010.

Also, in connection with the Sheridan, Colorado joint venture and the issuance of the related Series A bonds, we, our joint venture partner and the joint venture have also provided a performance guaranty on behalf of the Agency for the satisfaction of all obligations arising from two interest rate contracts for the combined notional amount of $97 million that matures in December 2029.  We evaluated and determined that the fair value of the guaranty both at inception and December 31, 2010 was nominal.

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

Note 17.              Identified Intangible Assets and Liabilities

Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	December 31,
	2010	2009

Identified Intangible Assets:
Above-Market Leases (included in Other Assets, net)	$16,825	$17,278
Above-Market Leases – Accumulated Amortization	(10,507)	(11,471)
Below-Market Assumed Mortgages (included in Debt, net)	5,722	2,072
Below-Market Assumed Mortgages – Accumulated Amortization	(1,157)	(805)
Valuation of In Place Leases (included in Unamortized Debt and Lease Cost, net)	71,272	57,610
Valuation of In Place Leases – Accumulated Amortization	(35,984)	(32,361)

	$46,171	$32,323

Identified Intangible Liabilities:
Below-Market Leases (included in Other Liabilities, net)	$37,668	$36,951
Below-Market Leases – Accumulated Amortization	(23,585)	(21,794)
Above-Market Assumed Mortgages (included in Debt, net)	48,149	52,171
Above-Market Assumed Mortgages – Accumulated Amortization	(31,288)	(31,329)

	$30,944	$35,999

These identified intangible assets and liabilities are amortized over the applicable lease terms or the remaining lives of the assumed mortgages, as applicable.

The net amortization of above-market and below-market leases increased rental revenues by $1.7 million, $2.5 million and $3.5 million in 2010, 2009 and 2008, respectively.  The estimated net amortization of these intangible assets and liabilities will increase rental revenues for each of the next five years as follows (in thousands):

2011	$1,331
2012	801
2013	714
2014	694
2015	676

The amortization of the in place lease intangible assets recorded in depreciation and amortization, was $5.9 million, $8.2 million and $8.5 million in 2010, 2009 and 2008, respectively.  The estimated amortization of this intangible asset will increase depreciation and amortization for each of the next five years as follows (in thousands):

2011	$4,775
2012	3,977
2013	3,150
2014	2,639
2015	2,084

The amortization of above-market and below-market assumed mortgages decreased net interest expense by $3.1 million, $4.4 million and $8.0 million in 2010, 2009 and 2008, respectively.  The estimated amortization of these intangible assets and liabilities will decrease net interest expense for each of the next five years as follows (in thousands):

2011	$1,949
2012	916
2013	472
2014	500
2015	513

Note 18.              Fair Value Measurements

Recurring Fair Value Measurements:
Investments held in grantor trusts
These assets are valued based on publicly quoted market prices for identical assets.

Tax Increment Revenue Bonds
These assets represent tax increment revenue bonds which were issued by the Agency in connection with our investment in a redevelopment project in Sheridan, Colorado. The senior tax increment revenue bonds are valued based on quoted prices for similar assets in an active market.  As a result, we have determined that the senior tax increment revenue bonds are classified within Level 2 of the fair value hierarchy.  The valuation of our subordinated tax increment revenue bonds is determined based on assumptions that management believes market participants would use in pricing using widely accepted valuation techniques including discounted cash flow analysis based on the expected future sales tax revenues of the redevelopment project.  This analysis reflects the contractual terms of the bonds, including the period to maturity, and uses observable market-based inputs, such as market discount rates and unobservable market-based inputs, such as future growth and inflation rates.  Since the majority of our inputs are unobservable, we have determined that the subordinate tax increment revenue bonds fall within the Level 3 classification of the fair value hierarchy.  At December 31, 2010, the carrying value of these bonds is equal to its fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2010
Assets:
Investments in grantor trusts	$15,055			$15,055
Tax increment revenue bonds		$51,255	$10,700	61,955
Derivative instruments:
Interest rate contracts		7,192		7,192
Total	$15,055	$58,447	$10,700	$84,202

Liabilities:
Derivative instruments:
Interest rate contracts		$108		$108
Deferred compensation plan obligations	$15,055			15,055
Total	$15,055	$108		$15,163

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2009
Assets:
Investments in grantor trusts	$13,894			$13,894
Derivative instruments:
Interest rate contracts		$2,601		2,601
Total	$13,894	$2,601		$16,495

Liabilities:
Derivative instruments:
Interest rate contracts		$4,634		$4,634
Deferred compensation plan obligations	$13,894			13,894
Total	$13,894	$4,634		$18,528

A reconciliation of the outstanding balance of the subordinate tax increment revenue bonds using significant unobservable inputs (Level 3) is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Outstanding, January 1, 2010	$-
Additions (1)	22,417
Loss included in earnings (2)	(11,717)
Outstanding, December 31, 2010	$10,700
__________________
(1)	Additions represent an investment including accrued interest in a subordinate tax increment revenue bond that was classified as available for sale on December 31, 2010.
(2)	Represents the change in unrealized losses recognized in impairment loss in the Statement of Consolidated Income and Comprehensive Income for the year ended December 31, 2010.

Nonrecurring Fair Value Measurements:
Property Impairments
Property is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property, including any identifiable intangible assets, site costs and capitalized interest, may not be recoverable.  In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property.  If we conclude that an impairment may have occurred, fair values are determined by management utilizing cash flow models, market capitalization rates and market discount rates, or by obtaining third-party broker valuation estimates, appraisals, bona fide purchase offers or the expected sales price of an executed sales agreement in accordance with our fair value measurements accounting policy.

Subordinate Tax Increment Revenue Bonds and Subordinate Tax Increment Revenue Note Impairments
Investments in tax increment revenue bonds and tax increment revenue notes are reviewed for impairment if changes in circumstances or forecasts indicate that the carrying amount may not be recoverable and in the case of the bonds, if it is uncertain if the investment will be held to maturity.  In such an event, a comparison is made of the projected recoverability of cash flows from the tax increment revenue bonds and note to the carrying amount of each investment.  If we conclude that an impairment may have occurred, fair values are determined by management utilizing third-party sales revenue projections until the maturity of the bonds and notes and discounted cash flow models.

Assets measured at fair value on a nonrecurring basis during 2010, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Gains (Losses)
Property			$2,325	$2,325	$(2,827)
Subordinate tax increment revenue bonds			10,700	10,700	(11,717)
Subordinate tax increment revenue note					(598)
Total			$13,025	$13,025	$(15,142)

In accordance with our policy of evaluating and recording impairments on the disposal of long-lived assets, a property with a total carrying amount of $5.1 million was written down to its fair value of $2.3 million, resulting in a loss of $2.8 million, which was included in earnings for the period.  Management’s estimate of the fair value of this property was determined using third party broker valuations for the Level 3 inputs.

In addition, our subordinate tax increment revenue investments, the bonds issued by the Agency with a carrying value of $22.4 million, were written down to their fair value of $10.7 million as they are no longer classified as held to maturity.  Also, our note with a carrying value of $.6 million was written down to its fair value of zero.  Management’s estimates of the fair value of these investments were determined using third-party sales revenue projections and future growth and inflations rates for the Level 3 inputs.

Fair Value Disclosures:
Unless otherwise described below, short-term financial instruments and receivables are carried at amounts which approximate their fair values based on their highly-liquid nature, short-term maturities and/or expected interest rates for similar instruments.

Notes Receivable from Real Estate Joint Ventures and Partnerships
We estimated the fair value of our notes receivables from real estate joint ventures and partnerships based on quoted market prices for publicly-traded notes and on the discounted estimated future cash receipts.  The discount rates used approximate current lending rates for a note or groups of notes with similar maturities and credit quality, assumes the note is outstanding through maturity and considers the note’s collateral (if applicable).  We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  Notes with a carrying value of $184.8 million and $317.8 million at December 31, 2010 and 2009, respectively, have a fair value of approximately $188.0 million and $317.8 million, respectively.

Debt
We estimated the fair value of our debt based on quoted market prices for publicly-traded debt and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  Fixed-rate debt with a carrying value of $2.3 billion and $2.1 billion at December 31, 2010 and 2009, respectively has a fair value of approximately $2.4 billion and $2.0 billion, respectively.  Variable-rate debt with carrying values of $239.6 million and $385.7 million as of December 31, 2010 and 2009, respectively, has fair values of approximately $252.2 million and $373.4 million, respectively.

Note 19.              Share Options and Awards

We have a Long-Term Incentive Plan for the issuance of options and share awards, of which .01 million is available for the future grant of options or awards at December 31, 2010.  This plan expires in April 2011.  The share options granted to non-officers vest over a three-year period beginning after the grant date, and share options and restricted shares for officers vest over a five-year period after the grant date.  Restricted shares granted to trust managers and share options or awards granted to retirement eligible employees are expensed immediately.

In May 2010, our shareholders approved the adoption of the Amended and Restated 2010 Long-Term Incentive Plan, under which 3.0 million of our common shares were reserved for issuance, and 2.8 million is available for the future grant of options or awards at December 31, 2010.  This plan expires in May 2020.  Currently, these share options granted to non-officers vest ratably over a three-year period beginning after the grant date, and share options and restricted shares for officers vest ratably over a five-year period after the grant date.  Restricted shares granted to trust managers and share options or awards granted to retirement eligible employees are expensed immediately.  Restricted shares have the same rights of a shareholder, including the right to vote and receive dividends, except as otherwise provided by our Management Development and Executive Compensation Committee.

The grant price for both the Long-Term Incentive Plan and the Amended and Restated 2010 Long-Term Incentive Plan (collectively, the “Plans”) is calculated as an average of the high and low of the quoted fair value of our common shares on the date of grant.  In the Plans, these options expire upon the earlier of termination of employment or 10 years from the date of grant, and restricted shares for officers and trust managers are granted at no purchase price.  Our policy is to recognize compensation expense for equity awards ratably over the vesting period, except for retirement eligible amounts.  Compensation expense, net of forfeitures, associated with share options and restricted shares totaled $4.9 million in 2010, $4.2 million in 2009 and $4.9 million in 2008, of which $1.2 million in both 2010 and 2009 and $1.3 million in 2008, was capitalized.

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

	Year Ended December 31,
	2010	2009	2008

Fair value per share option	$5.42	$1.99	$3.07
Dividend yield	5.3%	5.2%	5.1%
Expected volatility	38.8%	31.3%	18.8%
Expected life (in years)	6.2	6.2	6.2
Risk-free interest rate	2.9%	1.7%	2.8%

Following is a summary of the option activity for the three years ended December 31, 2010:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Outstanding, January 1, 2008	2,840,290	$32.66
Granted	832,106	32.22
Forfeited or expired	(174,376)	35.85
Exercised	(180,365)	21.99
Outstanding, December 31, 2008	3,317,655	32.96
Granted	1,182,252	11.85
Forfeited or expired	(54,364)	26.90
Exercised	(9,400)	18.05
Outstanding, December 31, 2009	4,436,143	27.44
Granted	504,781	22.68
Forfeited or expired	(22,973)	21.29
Exercised	(303,679)	17.32
Outstanding, December 31, 2010	4,614,272	$27.62

The total intrinsic value of options exercised was $1.8 million in 2010, $0.02 million in 2009 and $2.2 million in 2008.  As of December 31, 2010 and 2009, there was approximately $3.8 million and $3.2 million, respectively, of total unrecognized compensation cost related to unvested share options, which is expected to be amortized over a weighted average of 2.5 years for both periods.

The following table summarizes information about share options outstanding and exercisable at December 31, 2010:

	Outstanding				Exercisable
		Weighted					Weighted
		Average	Weighted	Aggregate		Weighted	Average	Aggregate
		Remaining	Average	Intrinsic		Average	Remaining	Intrinsic
Range of		Contractual	Exercise	Value		Exercise	Contractual	Value
Exercise Prices	Number	Life	Price	(000’s)	Number	Price	Life	(000’s)

$11.85 - $17.78	1,076,520	8.2 years	$11.85		243,529	$11.85	8.2 years

$17.79 - $26.69	1,143,273	5.0 years	$23.03		640,585	$23.31	1.5 years

$26.70 - $40.05	1,914,766	5.3 years	$34.25		1,486,801	$34.83	4.7 years

$40.06 - $49.62	479,713	5.9 years	$47.46		395,837	$47.46	5.9 years

Total	4,614,272	5.9 years	$27.62	$-	2,766,752	$31.95	4.4 years	$-

A summary of the status of unvested restricted shares for the year ended December 31, 2010 is as follows:

	Unvested
	Restricted	Weighted
	Share	Average Grant
	Awards	Date Fair Value

Outstanding, January 1, 2010	363,236	$19.40
Granted	160,353	22.93
Vested	(126,387)	24.14
Forfeited	(405)	11.85
Outstanding, December 31, 2010	396,797	$19.32

As of December 31, 2010 and 2009, there was approximately $5.1 million and $4.6 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 2.8 years and 2.7 years, respectively.

Note 20.              Employee Benefit Plans

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

The estimated net loss, prior service cost, and transition obligation that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $720,000, ($117,000) and zero, respectively.

The following tables summarize changes in the benefit obligation, the plan assets and the funded status of our pension plans as well as the components of net periodic benefit costs, including key assumptions.  The measurement dates for plan assets and obligations were December 31, 2010 and 2009.

	Fiscal Year End
	2010	2009
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$51,333	$46,148
Service cost	3,325	3,571
Interest cost	3,212	2,931
Actuarial loss	1,769	422
Benefit payments	(1,764)	(1,739)
Benefit obligation at end of year	$57,875	$51,333

Change in Plan Assets:
Fair value of plan assets at beginning of year	$23,509	$15,472
Actual return on plan assets	2,600	4,219
Employer contributions	2,681	5,557
Benefit payments	(1,764)	(1,739)
Fair value of plan assets at end of year	$27,026	$23,509

Unfunded Status at End of Year:	$30,849	$27,824

Accumulated benefit obligation	$57,418	$50,732

Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$10,296	$9,908
Prior service credit	(235)	(352)
Total amount recognized	$10,061	$9,556

The following is the required information for other changes in plan assets and benefit obligations recognized in other comprehensive income:

	2010	2009	2008

Net loss (gain)	$1,132	$(2,407)	$9,231
Amortization of net gain	(744)	(947)	(256)
Amortization of prior service cost	117	117	117
Total recognized in other comprehensive income	$505	$(3,237)	$9,092

Total recognized in net periodic benefit costs and other comprehensive income	$5,704	$2,705	$12,093

The following is the required information for plans with an accumulated benefit obligation in excess of plan assets at each year end:

	2010	2009

Projected benefit obligation	$57,875	$51,333
Accumulated benefit obligation	57,418	50,732
Fair value of plan assets	27,026	23,509

At December 31, 2010 and 2009, the Retirement Plan was underfunded by $4.5 million and $4.6 million, respectively, and is included in accounts payable and accrued expenses.  The SRP was underfunded by $26.3 million and $23.2 million, respectively, and is included in other net liabilities.

The components of net periodic benefit cost for both plans are as follows (in thousands):

	2010	2009	2008

Service cost	$3,325	$3,571	$2,414
Interest cost	3,212	2,931	2,639
Expected return on plan assets	(1,965)	(1,391)	(1,832)
Prior service cost	(117)	(117)	(117)
Recognized loss (gain)	744	947	(104)

Total	$5,199	$5,941	$3,000

The assumptions used to develop periodic expense for both plans are shown below:

	2010	2009	2008

Discount rate – Retirement Plan and SRP	5.82%	6.00%	6.25%
Salary scale increases – Retirement Plan	4.00%	4.00%	4.00%
Salary scale increases – SRP	5.00%	5.00%	5.00%
Long-term rate of return on assets – Retirement Plan	8.00%	8.00%	8.50%

The selection of the discount rate is made annually after comparison to yields based on high quality fixed-income investments.  The salary scale is the composite rate which reflects anticipated inflation, merit increases, and promotions for the group of covered participants.  The long-term rate of return is a composite rate for the trust.  It is derived as the sum of the percentages invested in each principal asset class included in the portfolio multiplied by their respective expected rates of return.  We considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.  This analysis resulted in the selection of 8.00% as the long-term rate of return assumption for 2010.

The assumptions used to develop the actuarial present value of the benefit obligations at year-end for both plans are shown below:

	2010	2009	2008

Discount rate – Retirement Plan and SRP	5.30%	5.82%	6.00%
Salary scale increases – Retirement Plan	4.00%	4.00%	4.00%
Salary scale increases – SRP	5.00%	5.00%	5.00%

The expected contribution to be paid for the Retirement Plan by us during 2011 is approximately $2.3 million.  The expected benefit payments for the next ten years for both plans are as follows, in millions: $1.9 in 2011, $4.6 in 2012; $2.1 in 2013; $2.8 in 2014, $4.8 in 2015 and $27.0 in 2016 through 2020.

The participant data used in determining the liabilities and costs for the Retirement Plan was collected as of January 1, 2010, and no significant changes have occurred through December 31, 2010.  The participant data used in determining the liabilities and costs for the SRP was collected as of December 31, 2010.

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

At December 31, 2010, our investment asset allocation compared to our benchmarking allocation model was as follows:

	Portfolio %	Benchmark %

Cash	7%	4%
US Stocks	40%	54%
Non-US Stocks	20%	9%
Bonds	32%	33%
Other	1%
Total	100%	100%

The fair value of plan assets was determined based on publicly quoted market prices for identical assets which are classified as Level 1 observable inputs.  The allocation of the fair value of plan assets was as follows (in thousands):

	December 31,
	2010	2009

Cash and short-term investments	3%	3%
Mutual funds – equity	63%	61%
Mutual funds – fixed income	34%	36%

Total	100%	100%

Concentrations of risk within our equity portfolio are investments classified within the financial services sector, the industrial materials sector, the healthcare sector and the consumer goods sector representing approximately 16%, 13%, 13% and 11%, of total equity investments, respectively.

We also have a deferred compensation plan for eligible employees allowing them to defer portions of their current cash salary or share-based compensation.  Deferred amounts are deposited in a grantor trust, which are included in other net assets, and are reported as compensation expense in the year service is rendered.  Cash deferrals are invested based on the employee’s investment selections from a mix of assets based on a broad market diversification model.  Deferred share-based compensation cannot be diversified, and distributions from this plan are made in the same form as the original deferral.  See Note 18 for the disclosures associated with the fair value of the deferred compensation plan.

Note 21.              Segment Information

The reportable segments presented are the segments for which separate financial information is available, and for which operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.  We evaluate the performance of the reportable segments based on net operating income, defined as total revenues less operating expenses and real estate taxes.  Management does not consider the effect of gains or losses from the sale of property in evaluating segment operating performance.

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

Information concerning our reportable segments is as follows (in thousands):

	Shopping
	Center	Industrial	Other	Total

Year Ended December 31, 2010:
Revenues	$493,890	$51,961	$8,816	$554,667
Net Operating Income	347,838	35,544	619	384,001
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	12,222	1,053	(386)	12,889
Capital Expenditures	144,196	23,892	27,411	195,499

Year Ended December 31, 2009:
Revenues	$511,421	$53,070	$7,497	$571,988
Net Operating Income (Loss)	362,065	36,917	(598)	398,384
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	4,949	967	(368)	5,548
Capital Expenditures	84,252	9,388	3,917	97,557

Year Ended December 31, 2008:
Revenues	$529,527	$54,314	$8,806	$592,647
Net Operating Income (Loss)	370,099	38,611	(143)	408,567
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	15,012	1,428	(4,244)	12,196
Capital Expenditures	247,723	22,315	29,052	299,090

As of December 31, 2010:
Investment in Real Estate Joint Ventures and Partnerships, net	$309,171	$38,355	$-	$347,526
Total Assets	3,469,694	363,153	975,008	4,807,855

As of December 31, 2009:
Investment in Real Estate Joint Ventures and Partnerships, net	$277,130	$38,118	$-	$315,248
Total Assets	3,335,198	353,736	1,201,451	4,890,385

Segment net operating income reconciles to income from continuing operations as shown on the Statements of Consolidated Income and Comprehensive Income as follows (in thousands):

	2010	2009	2008

Total Segment Net Operating Income	$384,001	$398,384	$408,567
Depreciation and Amortization	(151,101)	(147,877)	(149,795)
Impairment Loss	(33,317)	(34,983)	(52,539)
General and Administrative	(25,000)	(25,930)	(25,761)
Interest Expense, net	(148,794)	(153,207)	(156,318)
Interest and Other Income, net	9,825	11,427	4,333
(Loss) Gain on Redemption of Convertible Senior Unsecured Notes	(135)	25,311	12,961
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	12,889	5,548	12,196
Gain on Land and Merchant Development Sales		18,688	8,342
(Provision) Benefit for Income Taxes	(240)	(6,337)	10,220
Income from Continuing Operations	$48,128	$91,024	$72,206

Note 22.              Noncontrolling Interests

The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Net income adjusted for noncontrolling interests	$46,206	$171,102	$145,652
Transfers from the noncontrolling interests:
Increase in equity for operating partnership units	746	14,251	1,094
Decrease in equity for the acquisition of noncontrolling interests	(879)
Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$46,073	$185,353	$146,746

Note 23.              Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows (in thousands):

	First	Second		Third		Fourth
2010:
Revenues (1)	$137,136	$138,761		$139,039		$139,731
Net income (loss) attributable to common shareholders	10,239	(5,566)	(2)	8,660		(2,603)	(2)
Earnings per common share – basic	0.09	(0.05)	(2)	0.07		(0.02)	(2)
Earnings per common share – diluted	0.08	(0.05)	(2)	0.07		(0.02)	(2)

2009:
Revenues (1)	$144,334	$142,415		$143,073		$142,166
Net income (loss) attributable to common shareholders	33,146	39,238		(9,384)	(2)	72,626	(3)
Earnings per common share – basic	0.38	0.35		(0.08)	(2)	0.61	(3)
Earnings per common share – diluted	0.38	0.35		(0.08)	(2)	0.60	(3)

_______________
(1)	Revenues from the sale of operating properties have been reclassified and reported in discontinued operations for all periods presented.
(2)	The quarter results include significant impairment charges.
(3)	The quarter results include significant gains on the sale of properties.

* * * * *

ITEM 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.            Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2010.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WRI's management has responsibility for establishing and maintaining adequate internal control over financial reporting for WRI.  Management, with the participation of WRI's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WRI's internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on their evaluation of WRI's internal control over financial reporting, WRI's management along with the Chief Executive and Chief Financial Officers believe that WRI's internal control over financial reporting is effective as of December 31, 2010.

Deloitte & Touche LLP, WRI's independent registered public accounting firm that audited the consolidated financial statements and financial statement schedules included in this Form 10-K, has issued an attestation report on the effectiveness of WRI's internal control over financial reporting.

March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust Managers and Shareholders of
Weingarten Realty Investors
Houston, Texas

We have audited the internal control over financial reporting of Weingarten Realty Investors and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010, of the Company and our report dated March 1, 2011, expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/Deloitte & Touche LLP

Houston, Texas
March 1, 2011

ITEM 9B.            Other Information

Not applicable.

PART III

ITEM 10.             Trust Managers, Executive Officers and Corporate Governance

Information with respect to our trust managers and executive officers is incorporated herein by reference to the "Proposal One - Election of Trust Managers - Nominees," "Executive Officers" and “Share Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2011.

Code of Conduct and Ethics

We have adopted a code of business and ethics for trust managers, officers and employees, known as the Code of Conduct and Ethics.  The Code of Conduct and Ethics is available on our website at www.weingarten.com.  Shareholders may request a free copy of the Code of Conduct and Ethics from:

Weingarten Realty Investors
Attention: Investor Relations
2600 Citadel Plaza Drive, Suite 125
Houston, Texas 77008
(713) 866-6000
www.weingarten.com

We have also adopted a Code of Conduct for Officers and Senior Financial Associates setting forth a code of ethics applicable to our principal executive officer, principal financial officer, chief accounting officer and financial associates, which is available on our website at www.weingarten.com.  Shareholders may request a free copy of the Code of Conduct for Officers and Senior Financial Associates from the address and phone number set forth above.

Governance Guidelines

We have adopted Governance Guidelines, which are available on our website at www.weingarten.com.  Shareholders may request a free copy of the Governance Guidelines from the address and phone number set forth above under "Code of Conduct and Ethics."

ITEM 11.             Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the “Executive Compensation,” “Proposal One - Election of Trust Managers,” “Compensation Committee Report,” “Summary Compensation Table” and “Trust Manager Compensation Table” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2011.

ITEM 12.             Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The "Share Ownership of Certain Beneficial Owners and Management" section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2011 is incorporated herein by reference.

The following table summarizes the equity compensation plans under which our common shares of beneficial interest may be issued as of December 31, 2010:

	Number of shares to	Weighted average
	be issued upon exercise	exercise price of	Number of shares
	of outstanding options,	outstanding options,	remaining available
Plan category	warrants and rights	warrants and rights	for future issuance

Equity compensation plans approved by shareholders	4,614,272	$ 27.62	2,766,273

Equity compensation plans not approved by shareholders	―	―	―

Total	4,614,272	$ 27.62	2,766,273

ITEM 13.             Certain Relationships and Related Transactions, and Trust Manager Independence

The “Governance of Our Company,” “Compensation Committee Interlocks and Insider Participation" and “Certain Transactions” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2011 are incorporated herein by reference.

ITEM 14.             Principal Accountant Fees and Services

The "Independent Registered Public Accounting Firm Fees" section within “Proposal Two – Ratification of Independent Registered Public Accounting Firm” of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 4, 2011 is incorporated herein by reference.

PART IV

ITEM 15.             Exhibits and Financial Statement Schedules

(a)	Financial Statements and Financial Statement Schedules:			Page

	(A)	Report of Independent Registered Public Accounting Firm		51
	(B)	Financial Statements
		(i)	Statements of Consolidated Income and Comprehensive Income for the year ended December 31, 2010, 2009 and 2008	52
		(ii)	Consolidated Balance Sheets as of December 31, 2010 and 2009	53
		(iii)	Statements of Consolidated Cash Flows for the year ended December 31, 2010, 2009 and 2008	54
		(iv)	Statements of Consolidated Equity for the year ended December 31, 2010, 2009 and 2008	55
		(v)	Notes to Consolidated Financial Statements	56
	(C)	Financial Statement Schedules:
		II	Valuation and Qualifying Accounts	104
		III	Real Estate and Accumulated Depreciation	105
		IV	Mortgage Loans on Real Estate	114

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

4.16	—	Form of 7% Notes due 2011 (filed as Exhibit 4.17 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
4.17	—	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to WRI’s Form 8-K on August 2, 2006 and incorporated herein by reference).
4.18	—	Form of 8.10% Note due 2019 (filed as Exhibit 4.1 to WRI’s Current Report on Form 8-K dated August 14, 2009 and incorporated herein by reference).
10.1†	—	The 1993 Incentive Share Plan of WRI (filed as Exhibit 4.1 to WRI’s Registration Statement on Form S-8 (No. 33-52473) and incorporated herein by reference).
10.2†	—	2001 Long Term Incentive Plan (filed as Exhibit 10.7 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.3†	—
Weingarten Realty Retirement Plan restated effective April 1, 2002 (filed as Exhibit 10.29 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.4†	—
First Amendment to the Weingarten Realty Retirement Plan, dated December 31, 2003 (filed as Exhibit 10.33 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.5†	—	First Amendment to the Weingarten Realty Pension Plan, dated August 1, 2005 (filed as Exhibit 10.27 on WRI’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.6†	—
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

10.8†	—
First Amendment to the Weingarten Realty Investors Supplemental Executive Retirement Plan amended on November 3, 2003 (filed as Exhibit 10.11 on WRI’s Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

10.9†	—
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

10.15†	—
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

10.19†	—
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

10.25	—
Amended and Restated Credit Agreement dated February 22, 2006 among Weingarten Realty Investors, the Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.32 on WRI’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.26	—
Amendment Agreement dated November 7, 2007 to the Amended and Restated Credit Agreement (filed as Exhibit 10.34 on WRI’s Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference).

10.27†	—	Fifth Amendment to the Weingarten Realty Investors Deferred Compensation Plan (filed as Exhibit 10.34 to WRI’s Form 10-Q for quarter ended June 30, 2006 and incorporated herein by reference).
10.28†	—
Restatement of the Weingarten Realty Investors Supplemental Executive Retirement Plan dated August 4, 2006 (filed as Exhibit 10.35 to WRI’s Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.29†	—
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

10.32†	—
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

10.35†	—
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

10.38†	—
Amendment No. 3 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated November 17, 2008 (filed as Exhibit 10.1 on WRI’s Form 8-K on December 4, 2008 and incorporated herein by reference).

10.39†	—
Amendment No. 3 to the Weingarten Realty Investors Deferred Compensation Plan dated November 17, 2008 (filed as Exhibit 10.2 on WRI’s Form 8-K on December 4, 2008 and incorporated herein by reference).

10.40†	—
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

10.42†	—
Severance and Change to Control Agreement for Johnny Hendrix dated November 11, 1998 (filed as Exhibit 10.54 on WRI’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.43†	—
Severance and Change to Control Agreement for Stephen C. Richter dated November 11, 1998 (filed as Exhibit 10.54 on WRI’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.44†	—
Amendment No. 1 to Severance and Change to Control Agreement for Johnny Hendrix dated December 20, 2008 (filed as Exhibit 10.54 on WRI’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.45†	—
Amendment No. 1 to Severance and Change to Control Agreement for Stephen Richter dated December 31, 2008 (filed as Exhibit 10.54 on WRI’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.46	—
Promissory Note with Reliance Trust Company, Trustee of the Trust under the Weingarten Realty Investors Deferred Compensation Plan, Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan dated March 12, 2009 (filed as Exhibit 10.57 on WRI’s Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).

10.47†	—
First Amendment to the Weingarten Realty Retirement Plan, amended and restated, dated December 2, 2009 (filed as Exhibit 10.51 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.48	—
Amended and Restated Credit Agreement dated February 11, 2010 among Weingarten Realty Investors, the Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 on WRI’s Form 8-K on February 16, 2010 and incorporated herein by reference).

10.49†	—
First Amendment to the Master Nonqualified Plan Trust Agreement dated March 12, 2009 (filed as Exhibit 10.53 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.50†	—
Second Amendment to the Master Nonqualified Plan Trust Agreement dated August 4, 2009 (filed as Exhibit 10.54 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.51†	—
Non-Qualified Plan Trust Agreement for Recordkept Plans dated September 1, 2009 (filed as Exhibit 10.55 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.52†	—	Amended and Restated 2010 Long-Term Incentive Plan (filed as Exhibit 99.1 to WRI’s Form 8-K dated April 26, 2010 and incorporated herein by reference).
10.53†	—
Amendment No. 4 to the Weingarten Realty Investors Deferred Compensation Plan dated February 26, 2010 (filed as Exhibit 10.57 on WRI’s Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.54†	—
Amendment No. 4 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated May 6, 2010 (filed as Exhibit 10.58 on WRI’s Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.55†	—
First Amendment to Promissory Note with Reliance Trust Company, Trustee of the Trust under the Weingarten Realty Investors Deferred Compensation Plan, Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan dated March 11, 2010 (filed as Exhibit 10.59 on WRI’s Form 10-Q for the quarter ended June  30, 2010 and incorporated herein by reference).

10.56†	—	2002 WRI Employee Share Purchase Plan dated May 6, 2003 (filed as Exhibit 10.60 on WRI’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).
10.57†	—	Amended and Restated 2002 WRI Employee Share Purchase Plan dated May 10, 2010 (filed as Exhibit 10.61 on WRI’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).
10.58	—
Fixed Rate Promissory Note with JPMorgan Chase Bank, National Association dated May 11, 2010 (filed as Exhibit 10.62 on WRI’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).

10.59†*	—	Weingarten Realty Investors Executive Medical Reimbursement Plan and Summary Plan Description.
12.1*	—	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Dividends.
14.1	—	Code of Conduct and Ethics for Employees, Officers and Trust Managers (http://www.weingarten.com).
14.2	—	Code of Ethical Conduct for Officers and Senior Financial Associates (http://www.weingarten.com).
21.1*	—	Listing of Subsidiaries of the Registrant.
23.1*	—	Consent of Deloitte & Touche LLP.
31.1*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

*	Filed with this report.

**	Furnished with this report.

†	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEINGARTEN REALTY INVESTORS

By:	/s/ Andrew M. Alexander
Andrew M. Alexander
Chief Executive Officer

Date:  March 1, 2011

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

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Stanford Alexander	Chairman	March 1, 2011
	Stanford Alexander	and Trust Manager

By:	/s/ Andrew M. Alexander	Chief Executive Officer,	March 1, 2011
	Andrew M. Alexander	President and Trust Manager

By:	/s/ James W. Crownover	Trust Manager	March 1, 2011
James W. Crownover

By:	/s/ Robert J. Cruikshank	Trust Manager	March 1, 2011
Robert J. Cruikshank

By:	/s/ Melvin Dow	Trust Manager	March 1, 2011
Melvin Dow

By:	/s/ Stephen A. Lasher	Trust Manager	March 1, 2011
Stephen A. Lasher

By:	/s/ Stephen C. Richter	Executive Vice President and	March 1, 2011
	Stephen C. Richter	Chief Financial Officer

By:	/s/ Douglas W. Schnitzer	Trust Manager	March 1, 2011
Douglas W. Schnitzer

By:	/s/ Joe D. Shafer	Senior Vice President/Chief Accounting Officer	March 1, 2011
	Joe D. Shafer	(Principal Accounting Officer)

By:		Trust Manager
C. Park Shaper

By:	/s/ Marc J. Shapiro	Trust Manager	March 1, 2011
Marc J. Shapiro

Schedule II

WEINGARTEN REALTY INVESTORS
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2010, 2009, and 2008

(Amounts in thousands)

		Charged
	Balance at	to costs		Balance
	beginning	and	Deductions	at end of
Description	of period	expenses	(A)	period

2010
Allowance for Doubtful Accounts	$10,380	$6,105	$6,348	$10,137
Tax Valuation Allowance	$9,605	$8,570	$2,357	$15,818
2009
Allowance for Doubtful Accounts	$12,412	$8,553	$10,585	$10,380
Tax Valuation Allowance		$9,605		$9,605
2008
Allowance for Doubtful Accounts	$8,721	$11,441	$7,750	$12,412
_______________

Note A - Write-offs of accounts receivable previously reserved.

Schedule III

WEINGARTEN REALTY INVESTORS
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010

(Amounts in thousands)

	Initial Cost to Company			Gross Amounts at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (B)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (A)	Date of Acquisition / Construction

Shopping Center:

10-Federal Shopping Center	$1,791	$7,470	$351	$1,791	$7,821	$9,612	$(5,651)	$3,961	$(8,153)	03/20/2008
580 Market Place	3,892	15,570	1,704	3,889	17,277	21,166	(4,116)	17,050	-	04/02/2001
Academy Place	1,537	6,168	1,176	1,532	7,349	8,881	(2,847)	6,034	-	10/22/1997
Alabama Shepherd Shopping Ctr	637	2,026	5,888	1,062	7,489	8,551	(3,183)	5,368	-	04/30/2004
Angelina Village	200	1,777	9,912	1,127	10,762	11,889	(5,687)	6,202	-	04/30/1991
Arcade Square	1,497	5,986	1,132	1,495	7,120	8,615	(1,841)	6,774	-	04/02/2001
Argyle Village Shopping Center	4,524	18,103	1,619	4,526	19,720	24,246	(4,922)	19,324	-	11/30/2001
Arrowhead Festival S/C	1,294	154	2,874	1,366	2,956	4,322	(1,089)	3,233	-	12/31/2000
Avent Ferry Shopping Center	1,952	7,814	1,062	1,952	8,876	10,828	(2,379)	8,449	(747)	04/04/2002
Ballwin Plaza	2,988	12,039	2,227	3,017	14,237	17,254	(4,338)	12,916	-	10/01/1999
Bartlett Towne Center	3,479	14,210	908	3,443	15,154	18,597	(4,179)	14,418	(5,231)	05/15/2001
Bashas Valley Plaza	1,414	5,818	3,855	1,422	9,665	11,087	(2,950)	8,137	-	12/31/1997
Bayshore Plaza	728	1,452	1,110	728	2,562	3,290	(2,009)	1,281	-	08/21/1981
Bell Plaza	1,322	7,151	150	1,322	7,301	8,623	(2,796)	5,827	(7,503)	03/20/2008
Bellaire Blvd Shopping Center	124	37	-	124	37	161	(37)	124	(1,984)	11/13/2008
Best in the West	13,191	77,159	3,528	13,194	80,684	93,878	(11,953)	81,925	(34,984)	04/28/2005
Boca Lyons Plaza	3,676	14,706	529	3,651	15,260	18,911	(3,665)	15,246	-	08/17/2001
Boswell Towne Center	1,488	-	1,775	615	2,648	3,263	(1,202)	2,061	-	12/31/2003
Boulevard Market Place	340	1,430	465	340	1,895	2,235	(1,043)	1,192	-	09/01/1990
Braeswood Square Shopping Ctr.	-	1,421	1,162	-	2,583	2,583	(2,133)	450	-	05/28/1969
Broadway & Ellsworth	152	-	1,149	356	945	1,301	(395)	906	-	12/31/2002
Broadway Marketplace	898	3,637	859	906	4,488	5,394	(2,108)	3,286	-	12/16/1993
Broadway Shopping Center	234	3,166	232	235	3,397	3,632	(2,317)	1,315	(2,942)	03/20/2008
Brookwood Marketplace	7,050	15,134	6,839	7,511	21,512	29,023	(2,186)	26,837	(19,225)	08/22/2006
Brookwood Square Shopping Ctr	4,008	19,753	986	4,008	20,739	24,747	(3,823)	20,924	-	12/16/2003
Brownsville Commons	1,333	5,536	14	1,333	5,550	6,883	(658)	6,225	-	05/22/2006
Buena Vista Marketplace	1,958	7,832	609	1,956	8,443	10,399	(2,246)	8,153	-	04/02/2001
Bull City Market	930	6,651	44	930	6,695	7,625	(929)	6,696	-	06/10/2005
Burbank Station	20,366	28,832	669	20,378	29,489	49,867	(2,550)	47,317	-	07/03/2007
Calder Shopping Center	134	278	367	134	645	779	(573)	206	-	03/31/1965
Camelback Village Square	-	8,720	525	-	9,245	9,245	(3,883)	5,362	-	09/30/1994
Camp Creek Mktpl II	6,169	32,036	1,240	4,697	34,748	39,445	(3,888)	35,557	(21,977)	08/22/2006
Capital Square	1,852	7,406	1,086	1,852	8,492	10,344	(2,123)	8,221	-	04/04/2002
Cedar Bayou Shopping Center	63	307	79	63	386	449	(360)	89	-	09/20/1977
Centerwood Plaza	915	3,659	1,911	914	5,571	6,485	(1,185)	5,300	-	04/02/2001
Central Plaza	1,710	6,900	2,349	1,710	9,249	10,959	(3,625)	7,334	(9,443)	03/03/1998
Centre at Post Oak	13,731	115	22,901	17,874	18,873	36,747	(10,738)	26,009	-	12/31/1996
Champions Village	7,205	36,579	23	7,205	36,602	43,807	(12,431)	31,376	(33,391)	11/13/2008
Charleston Commons SC	23,230	36,877	1,295	23,210	38,192	61,402	(4,020)	57,382	(30,452)	12/20/2006
Cherokee Plaza	22,219	9,718	7	22,219	9,725	31,944	(1,144)	30,800	(15,071)	11/13/2008
Chino Hills Marketplace	7,218	28,872	9,410	7,234	38,266	45,500	(9,898)	35,602	(22,569)	08/20/2002
College Park Shopping Center	2,201	8,845	5,028	2,641	13,433	16,074	(6,781)	9,293	(11,004)	11/16/1998
Colonial Landing	-	16,390	12,097	-	28,487	28,487	(4,995)	23,492	-	09/30/2008
Colonial Plaza	10,806	43,234	9,656	10,813	52,883	63,696	(13,361)	50,335	-	02/21/2001

Schedule III
(Continued)

	Initial Cost to Company			Gross Amounts at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (B)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (A)	Date of Acquisition / Construction

Commons at Dexter Lake I	$2,923	$12,007	$25	$2,923	$12,032	$14,955	$(3,045)	$11,910	$(9,743)	11/13/2008
Commons at Dexter Lake II	2,023	6,940	67	2,023	7,007	9,030	(927)	8,103	(3,591)	11/13/2008
Coronado Shopping Center	246	1,009	650	246	1,659	1,905	(1,063)	842	-	01/03/1992
Countryside Centre	13,908	26,387	633	13,943	26,985	40,928	(2,402)	38,526	(26,166)	07/06/2007
Countryside Centre-Albertson's	1,616	3,432	-	1,616	3,432	5,048	(300)	4,748	-	07/06/2007
Creekside Center	1,732	6,929	1,317	1,730	8,248	9,978	(2,081)	7,897	(8,110)	04/02/2001
Crossroads Shopping Center	-	2,083	1,428	-	3,511	3,511	(3,256)	255	-	05/11/1972
Cullen Place	-	-	264	-	264	264	(182)	82	-	02/17/1966
Cullen Plaza Shopping Center	106	2,841	272	106	3,113	3,219	(2,502)	717	(6,749)	03/20/2008
Custer Park Shopping Center	503	2,005	8,199	2,017	8,690	10,707	(3,804)	6,903	-	03/31/2000
Cypress Pointe	3,468	8,700	1,279	3,468	9,979	13,447	(5,095)	8,352	-	04/04/2002
Cypress Station Square	3,736	8,374	630	2,389	10,351	12,740	(8,476)	4,264	-	12/06/1972
Dallas Commons Shopping Center	1,582	4,969	38	1,582	5,007	6,589	(554)	6,035	-	09/14/2006
Danville Plaza Shopping Center	-	3,360	1,800	-	5,160	5,160	(4,837)	323	-	09/30/1960
Desert Village Shopping Center	3,362	14,969	6	3,362	14,975	18,337	(64)	18,273	(10,970)	10/28/2010
Discovery Plaza	2,193	8,772	334	2,191	9,108	11,299	(2,274)	9,025	-	04/02/2001
Eastdale Shopping Center	1,423	5,809	1,728	1,417	7,543	8,960	(2,949)	6,011	-	12/31/1997
Eastern Horizon	10,282	16	(473)	1,569	8,256	9,825	(3,608)	6,217	-	12/31/2002
Eastpark Shopping Center	634	3,392	(3,979)	47	-	47	-	47	-	12/31/1970
Edgebrook Shopping Center	183	1,914	119	183	2,033	2,216	(1,656)	560	(6,572)	03/20/2008
Edgewater Marketplace	4,821	11,225	11	4,821	11,236	16,057	(25)	16,032	(17,600)	11/19/2010
El Camino Shopping Center	4,431	20,557	4,013	4,429	24,572	29,001	(3,837)	25,164	(11,407)	05/21/2004
Embassy Lakes Shopping Center	2,803	11,268	242	2,803	11,510	14,313	(2,376)	11,937	-	12/18/2002
Entrada de Oro Plaza SC	6,041	10,511	1,231	6,115	11,668	17,783	(1,209)	16,574	-	01/22/2007
Epic Village St. Augustine	283	1,171	4,023	314	5,163	5,477	(412)	5,065	-	09/30/2009
Falls Pointe Shopping Center	3,535	14,289	123	3,522	14,425	17,947	(3,103)	14,844	(10,610)	12/17/2002
Festival on Jefferson Court	5,041	13,983	2,339	5,022	16,341	21,363	(2,755)	18,608	-	12/22/2004
Fiesta Center	-	4,730	1,906	-	6,636	6,636	(3,366)	3,270	-	12/31/1990
Fiesta Market Place	137	429	8	137	437	574	(429)	145	(1,718)	03/20/2008
Fiesta Trails	8,825	32,790	2,204	8,825	34,994	43,819	(7,034)	36,785	(23,119)	09/30/2003
Flamingo Pines Shopping Center	10,403	35,014	(18,514)	5,335	21,568	26,903	(3,259)	23,644	-	01/28/2005
Food King Place	140	212	481	115	718	833	(450)	383	-	06/01/1967
Fountain Plaza	1,319	5,276	632	1,095	6,132	7,227	(2,722)	4,505	-	03/10/1994
Francisco Center	1,999	7,997	3,913	2,403	11,506	13,909	(5,901)	8,008	(9,996)	11/16/1998
Freedom Centre	2,929	15,302	4,774	6,944	16,061	23,005	(2,058)	20,947	(1,782)	06/23/2006
Galleria Shopping Center	10,795	10,339	8,181	10,805	18,510	29,315	(1,897)	27,418	(19,814)	12/11/2006
Galveston Place	2,713	5,522	5,804	3,279	10,760	14,039	(7,365)	6,674	(1,916)	11/30/1983
Gateway Plaza	4,812	19,249	2,053	4,808	21,306	26,114	(5,267)	20,847	(23,512)	04/02/2001
Gateway Station	1,622	3	8,860	1,921	8,564	10,485	(821)	9,664	-	09/30/2009
Gillham Circle	36	201	236	36	437	473	(358)	115	-	05/04/1948
Glenbrook Square Shopping Ctr	632	3,576	54	632	3,630	4,262	(1,672)	2,590	(5,698)	03/20/2008
Grayson Commons	3,180	9,023	81	3,163	9,121	12,284	(1,417)	10,867	(6,562)	11/09/2004
Greenhouse Marketplace	992	4,901	160	992	5,061	6,053	(958)	5,095	-	01/28/2004
Greenhouse Marketplace	3,615	17,870	1,006	3,693	18,798	22,491	(3,453)	19,038	-	01/28/2004
Griggs Road Shopping Center	257	2,303	84	257	2,387	2,644	(2,151)	493	(4,378)	03/20/2008
Hallmark Town Center	1,368	5,472	914	1,367	6,387	7,754	(1,730)	6,024	-	04/02/2001

Schedule III
(Continued)

	Initial Cost to Company			Gross Amounts at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (B)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (A)	Date of Acquisition / Construction

Harrisburg Plaza	$1,278	$3,924	$681	$1,278	$4,605	$5,883	$(3,745)	$2,138	$(11,742)	03/20/2008
Harrison Pointe Center	8,230	13,493	1,091	8,210	14,604	22,814	(2,882)	19,932	-	01/30/2004
Heights Plaza Shopping Center	58	699	1,861	612	2,006	2,618	(1,122)	1,496	-	06/30/1995
Heritage Station	6,253	3,989	(290)	6,139	3,813	9,952	(727)	9,225	(5,893)	12/15/2006
High House Crossing	2,576	10,305	401	2,576	10,706	13,282	(2,450)	10,832	-	04/04/2002
Highland Square	-	-	1,887	-	1,887	1,887	(287)	1,600	-	10/06/1959
Hope Valley Commons	2,439	8,487	95	2,439	8,582	11,021	(76)	10,945	-	08/31/2010
Horne Street Market	4,239	37	7,350	4,446	7,180	11,626	(652)	10,974	-	06/30/2009
Humblewood Shopping Center	2,215	4,724	2,894	1,166	8,667	9,833	(7,825)	2,008	(13,333)	03/09/1977
I45/Telephone Rd.	678	11,182	593	678	11,775	12,453	(4,344)	8,109	(14,380)	03/20/2008
Independence Plaza	2,006	8,318	3,539	1,995	11,868	13,863	(4,001)	9,862	-	12/31/1997
Johnston Road Plaza	3,671	11,829	149	3,673	11,976	15,649	(1,673)	13,976	(9,591)	06/10/2005
Killeen Marketplace	2,262	9,048	443	2,275	9,478	11,753	(2,465)	9,288	-	12/21/2000
Kohl's Shopping Center	2,298	9,193	550	2,298	9,743	12,041	(2,523)	9,518	(5,600)	04/24/2000
Kroger/Fondren Square	1,383	2,810	728	1,387	3,534	4,921	(3,167)	1,754	-	09/30/1985
Lake Pointe Market	1,404	-	4,134	1,960	3,578	5,538	(1,862)	3,676	-	12/31/2004
Lake Washington Square	1,232	4,928	834	1,235	5,759	6,994	(1,282)	5,712	-	06/28/2002
Lakeside Marketplace	6,064	22,989	2,466	6,150	25,369	31,519	(2,890)	28,629	(18,159)	08/22/2006
Largo Mall	10,817	40,906	1,928	10,810	42,841	53,651	(7,505)	46,146	-	03/01/2004
Laveen Village Marketplace	1,190	-	4,705	1,006	4,889	5,895	(1,775)	4,120	-	08/15/2003
Lawndale Shopping Center	82	927	447	82	1,374	1,456	(997)	459	(4,098)	03/20/2008
League City Plaza	1,918	7,592	800	1,918	8,392	10,310	(3,564)	6,746	(11,367)	03/20/2008
Leesville Towne Centre	7,183	17,162	787	7,183	17,949	25,132	(3,126)	22,006	(9,718)	01/30/2004
Little Brier Creek	942	3,393	339	1,433	3,241	4,674	(452)	4,222	-	07/10/2006
Little York Plaza Shopping Ctr	342	5,170	1,078	342	6,248	6,590	(4,444)	2,146	(4,956)	03/20/2008
Lone Star Pavilion	2,186	10,341	151	2,221	10,457	12,678	(2,934)	9,744	-	04/30/2004
Lyons Avenue Shopping Center	249	1,183	34	249	1,217	1,466	(1,015)	451	(2,981)	03/20/2008
Madera Village Shopping Center	3,788	13,507	900	3,816	14,379	18,195	(1,484)	16,711	(9,495)	03/13/2007
Manhattan Plaza	4,645	-	18,143	4,009	18,779	22,788	(6,665)	16,123	-	12/31/2004
Market at Southside	953	3,813	912	958	4,720	5,678	(1,519)	4,159	-	08/28/2000
Market at Town Center-Sgrlnd	8,600	26,627	18,148	8,600	44,775	53,375	(15,146)	38,229	-	12/23/1996
Market at Westchase SC	1,199	5,821	2,493	1,415	8,098	9,513	(4,842)	4,671	-	02/15/1991
Market Street Shopping Center	424	1,271	1,327	424	2,598	3,022	(1,545)	1,477	-	04/26/1978
Marketplace at Seminole Towne	15,067	53,743	2,914	21,734	49,990	71,724	(5,355)	66,369	(43,192)	08/21/2006
Markham Square Shopping Center	1,236	3,075	2,101	1,139	5,273	6,412	(4,314)	2,098	-	06/18/1974
Markham West Shopping Center	2,694	10,777	3,887	2,696	14,662	17,358	(5,223)	12,135	-	09/18/1998
Marshall's Plaza	1,802	12,315	496	1,804	12,809	14,613	(1,904)	12,709	(6,344)	06/01/2005
Mendenhall Commons	2,655	9,165	359	2,655	9,524	12,179	(1,137)	11,042	(5,797)	11/13/2008
Menifee Town Center	1,827	7,307	4,447	1,824	11,757	13,581	(2,717)	10,864	-	04/02/2001
Millpond Center	3,155	9,706	1,458	3,161	11,158	14,319	(1,768)	12,551	-	07/28/2005
Mineral Springs Village	794	3,175	209	794	3,384	4,178	(839)	3,339	-	04/04/2002
Mission Center	1,237	4,949	6,141	2,120	10,207	12,327	(4,267)	8,060	-	12/18/1995
Mktplace at Seminole Outparcel	1,000	-	51	1,046	5	1,051	-	1,051	-	08/21/2006
Mohave Crossroads	3,953	63	35,505	3,128	36,393	39,521	(4,918)	34,603	-	12/31/2009
Monte Vista Village Center	1,485	58	4,900	755	5,688	6,443	(2,372)	4,071	-	12/31/2004
Montgomery Plaza Shopping Ctr.	2,500	9,961	9,765	2,884	19,342	22,226	(8,981)	13,245	-	06/09/1993

Schedule III
(Continued)

	Initial Cost to Company			Gross Amounts at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (B)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (A)	Date of Acquisition / Construction

Moore Plaza	$6,445	$26,140	$8,994	$6,487	$35,092	$41,579	$(12,271)	$29,308	$-	03/20/1998
North Creek Plaza	6,915	25,625	1,748	6,954	27,334	34,288	(4,464)	29,824	-	08/19/2004
North Main Place	68	53	522	68	575	643	(323)	320	-	06/29/1976
North Oaks Shopping Center	3,644	22,040	2,875	3,644	24,915	28,559	(17,213)	11,346	(34,874)	03/20/2008
North Towne Plaza	960	3,928	6,003	879	10,012	10,891	(6,016)	4,875	(10,442)	02/15/1990
North Triangle Shops	-	431	261	15	677	692	(418)	274	-	01/15/1977
Northbrook Shopping Center	1,629	4,489	3,011	1,713	7,416	9,129	(6,481)	2,648	(9,530)	11/06/1967
Northwoods Shopping Center	1,768	7,071	190	1,772	7,257	9,029	(1,662)	7,367	-	04/04/2002
Oak Forest Shopping Center	760	2,726	4,805	748	7,543	8,291	(4,484)	3,807	-	12/30/1976
Oak Grove Market Center	5,758	10,508	(172)	5,861	10,233	16,094	(1,010)	15,084	(7,358)	06/15/2007
Oak Park Village	678	3,332	25	678	3,357	4,035	(1,500)	2,535	(4,544)	11/13/2008
Oracle Crossings	4,614	18,274	26,698	10,582	39,004	49,586	(3,223)	46,363	-	01/22/2007
Oracle Wetmore Shopping Center	24,686	26,878	3,839	13,813	41,590	55,403	(3,619)	51,784	-	01/22/2007
Orchard Green Shopping Center	777	1,477	1,968	786	3,436	4,222	(2,181)	2,041	-	10/11/1973
Orleans Station	165	-	(9)	93	63	156	(37)	119	-	06/29/1976
Overton Park Plaza	9,266	37,789	2,693	9,264	40,484	49,748	(7,169)	42,579	(21,000)	10/24/2003
Palmer Plaza	765	3,081	2,374	827	5,393	6,220	(3,325)	2,895	-	07/31/1980
Palmilla Center	1,258	-	12,817	3,280	10,795	14,075	(5,366)	8,709	-	12/31/2002
Palms of Carrollwood	3,995	16,390	-	3,995	16,390	20,385	-	20,385	-	12/23/2010
Paradise Marketplace	2,153	8,612	(2,138)	1,298	7,329	8,627	(3,126)	5,501	-	07/20/1995
Park Plaza Shopping Center	257	7,815	1,092	314	8,850	9,164	(8,150)	1,014	-	01/24/1975
Parkway Pointe	1,252	5,010	605	1,260	5,607	6,867	(1,532)	5,335	(1,088)	06/29/2001
Parliament Square II	2	10	1,175	3	1,184	1,187	(347)	840	-	06/24/2005
Parliament Square Shopping Ctr	443	1,959	1,067	443	3,026	3,469	(1,850)	1,619	-	03/18/1992
Pavilions at San Mateo	3,272	26,215	2,020	5,181	26,326	31,507	(6,783)	24,724	-	04/30/2004
Perimeter Village	29,701	42,337	(1,577)	34,404	36,057	70,461	(3,479)	66,982	(27,345)	07/03/2007
Phelan West Shopping Center	401	-	1,216	414	1,203	1,617	(589)	1,028	-	06/03/1998
Phillips Crossing	-	1	27,353	872	26,482	27,354	(3,025)	24,329	-	09/30/2009
Phillips Landing	1,521	1,625	10,331	1,819	11,658	13,477	(1,720)	11,757	-	09/30/2009
Pinecrest Plaza Shopping Ctr	5,837	19,166	962	5,837	20,128	25,965	(3,119)	22,846	(10,562)	04/06/2005
Pitman Corners	2,686	10,745	1,986	2,693	12,724	15,417	(3,320)	12,097	-	04/08/2002
Plantation Centre	3,463	14,821	382	3,471	15,195	18,666	(2,468)	16,198	(3,160)	08/19/2004
Prien Lake Plaza	63	960	159	41	1,141	1,182	(176)	1,006	-	07/26/2007
Promenade Shopping Center	1,058	4,248	652	941	5,017	5,958	(1,387)	4,571	(3,580)	03/18/2004
Prospector's Plaza	3,746	14,985	962	3,716	15,977	19,693	(4,001)	15,692	-	04/02/2001
Publix at Laguna Isles	2,913	9,554	107	2,914	9,660	12,574	(1,788)	10,786	(7,530)	10/31/2003
Pueblo Anozira Shopping Center	2,750	11,000	4,136	2,768	15,118	17,886	(6,386)	11,500	(11,573)	06/16/1994
Rainbow Plaza	6,059	24,234	1,485	6,081	25,697	31,778	(8,994)	22,784	-	10/22/1997
Rainbow Plaza I	3,883	15,540	531	3,896	16,058	19,954	(4,200)	15,754	-	12/28/2000
Raintree Ranch Center	11,442	595	16,827	10,983	17,881	28,864	(3,524)	25,340	-	03/31/2008
Rancho Encanto	957	3,829	4,848	962	8,672	9,634	(2,543)	7,091	-	04/28/1997
Rancho San Marcos Village	3,533	14,138	3,754	3,887	17,538	21,425	(3,799)	17,626	-	02/26/2003
Rancho Towne & Country	1,161	4,647	364	1,166	5,006	6,172	(2,061)	4,111	-	10/16/1995
Randalls Center/Kings Crossing	3,570	8,147	91	3,570	8,238	11,808	(4,329)	7,479	(12,058)	11/13/2008
Randall's/Norchester Village	1,852	4,510	1,416	1,904	5,874	7,778	(4,090)	3,688	-	09/30/1991
Ravenstone Commons	2,616	7,986	(174)	2,580	7,848	10,428	(1,157)	9,271	(5,832)	03/22/2005

Schedule III
(Continued)

	Initial Cost to Company			Gross Amounts at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (B)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (A)	Date of Acquisition / Construction

Red Mountain Gateway	$2,166	$89	$9,399	$2,737	$8,917	$11,654	$(3,379)	$8,275	$-	12/31/2003
Regency Centre	3,791	15,390	839	2,180	17,840	20,020	(2,214)	17,806	-	07/28/2006
Regency Panera Tract	1,825	3,126	65	1,400	3,616	5,016	(399)	4,617	-	07/28/2006
Reynolds Crossing	4,276	9,186	71	4,276	9,257	13,533	(1,038)	12,495	-	09/14/2006
Richmond Square	1,993	953	1,776	2,966	1,756	4,722	(1,029)	3,693	-	12/31/1996
River Oaks Shopping Center	1,354	1,946	378	1,363	2,315	3,678	(1,924)	1,754	-	12/04/1992
River Oaks Shopping Center	3,534	17,741	31,476	4,207	48,544	52,751	(16,077)	36,674	-	12/04/1992
Rockwall Market Center	5,344	22,700	1,282	5,341	23,985	29,326	(5,959)	23,367	-	04/30/2004
Rose-Rich Shopping Center	502	2,738	2,851	486	5,605	6,091	(4,956)	1,135	-	03/01/1982
Roswell Corners	5,835	20,465	928	5,835	21,393	27,228	(3,771)	23,457	(9,534)	06/24/2004
Roswell Corners	301	982	-	301	982	1,283	(167)	1,116	-	06/24/2004
San Marcos Plaza	1,360	5,439	242	1,358	5,683	7,041	(1,449)	5,592	-	04/02/2001
Sandy Plains Exchange	2,468	7,549	247	2,469	7,795	10,264	(1,514)	8,750	(5,705)	10/17/2003
Scottsdale Horizon	-	3,241	268	1	3,508	3,509	(322)	3,187	-	01/22/2007
Shasta Crossroads	2,844	11,377	624	2,842	12,003	14,845	(2,940)	11,905	-	04/02/2001
Shawnee Village S/C	1,470	5,881	1,827	1,247	7,931	9,178	(3,226)	5,952	-	04/19/1996
Sheldon Forest Shopping Center	374	635	330	354	985	1,339	(777)	562	-	05/14/1970
Sheldon Forest Shopping Center	629	1,955	851	629	2,806	3,435	(2,622)	813	-	05/14/1970
Shoppes at Bears Path	3,252	5,503	753	3,290	6,218	9,508	(633)	8,875	(3,265)	03/13/2007
Shoppes of Parkland	5,413	16,726	935	9,506	13,568	23,074	(1,714)	21,360	(15,183)	05/31/2006
Shoppes of South Semoran	4,283	9,785	109	5,508	8,669	14,177	(797)	13,380	(9,563)	08/31/2007
Shops at Kirby Drive	1,201	945	185	1,202	1,129	2,331	(79)	2,252	-	05/27/2008
Shops at Three Corners	6,215	9,303	5,349	6,224	14,643	20,867	(7,708)	13,159	-	12/31/1989
Silver Creek Plaza	3,231	12,924	2,914	3,228	15,841	19,069	(4,317)	14,752	-	04/02/2001
Six Forks Shopping Center	6,678	26,759	3,260	6,728	29,969	36,697	(7,224)	29,473	-	04/04/2002
South Semoran - Pad	1,056	-	21	1,077	-	1,077	-	1,077	-	09/06/2007
Southampton Center	4,337	17,349	1,921	4,333	19,274	23,607	(4,728)	18,879	(21,102)	04/02/2001
Southgate Shopping Center	571	3,402	5,208	852	8,329	9,181	(6,381)	2,800	-	03/26/1958
Southgate Shopping Center	232	8,389	330	232	8,719	8,951	(5,061)	3,890	(7,668)	03/20/2008
Spring Plaza Shopping Center	863	2,288	502	863	2,790	3,653	(2,176)	1,477	(3,114)	03/20/2008
Squaw Peak Plaza	816	3,266	1,201	818	4,465	5,283	(1,669)	3,614	-	12/20/1994
Steele Creek Crossing	310	11,774	3,245	3,281	12,048	15,329	(1,840)	13,489	(7,467)	06/10/2005
Stella Link Shopping Center	227	423	1,501	294	1,857	2,151	(1,550)	601	-	07/10/1970
Stella Link Shopping Center	2,602	1,418	(101)	2,602	1,317	3,919	(1,226)	2,693	-	08/21/2007
Stonehenge Market	4,740	19,001	1,130	4,740	20,131	24,871	(4,913)	19,958	(6,407)	04/04/2002
Stony Point Plaza	3,489	13,957	1,504	3,453	15,497	18,950	(3,783)	15,167	-	04/02/2001
Studewood Shopping Center	261	552	-	261	552	813	(552)	261	-	05/25/1984
Summer Center	2,379	8,343	3,780	2,396	12,106	14,502	(3,411)	11,091	-	05/15/2001
Summerhill Plaza	1,945	7,781	1,755	1,943	9,538	11,481	(2,809)	8,672	-	04/02/2001
Sunset 19 Shopping Center	5,519	22,076	1,190	5,547	23,238	28,785	(5,285)	23,500	-	10/29/2001
Sunset Shopping Center	1,121	4,484	1,170	1,120	5,655	6,775	(1,581)	5,194	-	04/02/2001
Tates Creek Centre	4,802	25,366	315	5,766	24,717	30,483	(4,433)	26,050	-	03/01/2004
Taylorsville Town Center	2,179	9,718	652	2,180	10,369	12,549	(2,062)	10,487	-	12/19/2003
Texas City Plaza	143	117	(115)	143	2	145	-	145	-	05/04/1948
The Shoppes at Parkwood Ranch	4,369	52	9,705	2,347	11,779	14,126	(1,475)	12,651	-	12/31/2009
The Village Arcade	-	6,657	600	-	7,257	7,257	(4,463)	2,794	-	12/31/1992

Schedule III
(Continued)

	Initial Cost to Company			Gross Amounts at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (B)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (A)	Date of Acquisition / Construction

Thompson Bridge Commons	$3,650	$9,264	$4,185	$3,541	$13,558	$17,099	$(1,793)	$15,306	$(6,142)	04/26/2005
Thousand Oaks Shopping Center	2,973	13,142	71	2,973	13,213	16,186	(2,760)	13,426	(15,409)	03/20/2008
TJ Maxx Plaza	3,400	19,283	1,286	3,430	20,539	23,969	(3,637)	20,332	-	03/01/2004
Town & Country Shopping Center	-	3,891	4,889	-	8,780	8,780	(4,482)	4,298	-	01/31/1989
Town and Country - Hammond, LA	1,030	7,404	945	1,029	8,350	9,379	(4,175)	5,204	-	12/30/1997
Tropicana Beltway Center	13,947	42,186	101	13,949	42,285	56,234	(7,170)	49,064	(33,943)	11/20/2007
Tropicana Marketplace	2,118	8,477	(2,063)	1,266	7,266	8,532	(3,102)	5,430	-	07/24/1995
Tyler Shopping Center	5	21	3,663	300	3,389	3,689	(1,933)	1,756	-	12/31/2002
Uintah Gardens	2,209	13,051	2,169	2,205	15,224	17,429	(2,378)	15,051	-	12/22/2005
University Palms Shopping Ctr	2,765	10,181	136	2,765	10,317	13,082	(1,959)	11,123	(8,116)	11/13/2008
University Place	500	85	789	500	874	1,374	(142)	1,232	-	02/08/2008
Valley Shopping Center	4,293	13,736	690	8,170	10,549	18,719	(1,308)	17,411	-	04/07/2006
Valley View Shopping Center	1,006	3,980	2,373	1,006	6,353	7,359	(2,614)	4,745	-	11/20/1996
Venice Pines Shopping Center	1,432	5,730	(52)	1,077	6,033	7,110	(1,565)	5,545	-	06/06/2001
Village Arcade II Phase III	-	16	15,407	-	15,423	15,423	(7,721)	7,702	-	12/31/1996
Village Arcade-Phase II	-	787	244	-	1,031	1,031	(591)	440	-	12/31/1992
Vizcaya Square Shopping Center	3,044	12,226	252	3,044	12,478	15,522	(2,601)	12,921	-	12/18/2002
West Jordan Town Center	4,306	17,776	1,726	4,308	19,500	23,808	(3,477)	20,331	(13,700)	12/19/2003
Westchase Shopping Center	3,085	7,920	6,216	3,189	14,032	17,221	(11,270)	5,951	(10,384)	08/29/1978
Westgate Shopping Center	245	1,425	409	245	1,834	2,079	(1,630)	449	-	07/02/1965
Westhill Village Shopping Ctr.	408	3,002	4,482	437	7,455	7,892	(4,829)	3,063	-	05/01/1958
Westland Fair	6,715	10,506	438	4,357	13,302	17,659	(4,353)	13,306	-	12/29/2000
Westland Fair	20,847	-	(10,578)	7,863	2,406	10,269	(1,375)	8,894	-	12/29/2000
Westland Terrace Plaza	1,649	6,768	2,597	2,322	8,692	11,014	(1,323)	9,691	-	10/22/2003
Westminster Center	11,215	44,871	5,460	11,204	50,342	61,546	(12,859)	48,687	(45,580)	04/02/2001
Westminster Plaza	1,759	7,036	445	1,759	7,481	9,240	(1,633)	7,607	(6,646)	06/21/2002
Westwood Village Shopping Ctr.	-	6,968	2,522	-	9,490	9,490	(7,172)	2,318	-	08/25/1978
Whitehall Commons	2,529	6,901	177	2,522	7,085	9,607	(988)	8,619	(4,597)	10/06/2005
Winter Park Corners	2,159	8,636	389	2,159	9,025	11,184	(2,201)	8,983	-	09/06/2001
Wyoming Mall	1,919	7,678	2,481	598	11,480	12,078	(1,726)	10,352	-	03/31/1995
	827,564	2,451,670	636,385	828,164	3,087,455	3,915,619	(833,223)	3,082,396	(1,015,336)

Industrial:

1625 Diplomat Drive	506	3,107	122	508	3,227	3,735	(426)	3,309	-	12/22/2005
1801 Massaro	865	3,461	(55)	671	3,600	4,271	(698)	3,573	-	04/24/2003
3500 Atlanta Industrial Pkwy	770	795	286	770	1,081	1,851	(137)	1,714	-	10/14/2004
3550 Southside Industrial Pkwy	449	1,666	-	449	1,666	2,115	(285)	1,830	-	05/04/2004
Atlanta Industrial Park	1,946	7,785	1,940	2,078	9,593	11,671	(2,150)	9,521	-	02/19/2003
Atlanta Industrial Park	657	2,626	230	479	3,034	3,513	(724)	2,789	-	02/19/2003
Beltway 8 at West Bellfort	674	-	8,748	784	8,638	9,422	(4,613)	4,809	-	12/31/2001
Blankenship Distribution Cntr.	271	1,097	636	273	1,731	2,004	(767)	1,237	-	08/07/1998
Braker 2 Business Center	394	1,574	465	394	2,039	2,433	(678)	1,755	-	09/28/2000
Brookhollow Business Center	734	2,938	2,555	736	5,491	6,227	(2,682)	3,545	-	07/27/1995
Central Plano Business Park	1,343	5,578	885	1,344	6,462	7,806	(1,106)	6,700	-	09/28/2005
ClayPoint Distribution Park	2,413	3,117	13,605	1,433	17,702	19,135	(3,295)	15,840	-	12/31/2010

Schedule III
(Continued)

	Initial Cost to Company			Gross Amounts at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (B)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (A)	Date of Acquisition / Construction

Corporate Center Park	$1,027	$4,114	$2,901	$1,027	$7,015	$8,042	$(3,123)	$4,919	$-	05/23/1997
Crestview	7,424	555	(7,132)	206	641	847	(549)	298	-	11/10/1980
Crosspoint Warehouse	441	1,762	195	441	1,957	2,398	(615)	1,783	-	12/23/1998
Crosswinds C&D	650	5,980	86	650	6,066	6,716	(106)	6,610	-	05/26/2010
Enterchange at Northlake A	4,051	7,804	99	1,624	10,330	11,954	(1,001)	10,953	(5,449)	04/20/2007
Enterchange at Walthall D	3,190	7,618	7,330	2,374	15,764	18,138	(1,883)	16,255	(6,670)	04/20/2007
Freeport Business Center	3,196	10,032	1,425	3,203	11,450	14,653	(1,700)	12,953	(7,119)	07/22/2005
Freeport Commerce Center	598	2,918	698	1,536	2,678	4,214	(517)	3,697	-	11/29/2006
Hopewell Industrial Center	926	8,074	331	2,740	6,591	9,331	(677)	8,654	(3,845)	11/03/2006
Houston Cold Storage Warehouse	1,087	4,347	1,974	1,072	6,336	7,408	(2,243)	5,165	-	06/12/1998
Interwest Business Park	1,449	5,795	1,556	1,461	7,339	8,800	(2,420)	6,380	-	12/22/2000
ISOM Business Center	2,661	6,699	746	2,662	7,444	10,106	(1,185)	8,921	-	10/24/2005
Jupiter Business Center	588	2,353	934	588	3,287	3,875	(1,403)	2,472	-	07/27/1999
Jupiter Business Park	2,684	6,097	89	2,684	6,186	8,870	(71)	8,799	-	08/10/2010
Kempwood Industrial Park	734	3,044	67	129	3,716	3,845	(1,380)	2,465	(2,510)	08/27/1996
Kennesaw 75	3,012	7,659	451	3,007	8,115	11,122	(1,293)	9,829	(5,286)	02/23/2005
Lakeland Industrial Center	3,265	13,059	1,831	3,266	14,889	18,155	(4,446)	13,709	(12,534)	12/06/2001
Lakeland Interstate Bus. Park	1,526	9,077	(271)	547	9,785	10,332	(1,051)	9,281	(5,047)	01/11/2007
Manana / 35 Business Center	1,323	5,293	2,802	1,315	8,103	9,418	(2,912)	6,506	-	07/27/1999
McGraw Hill Distribution Ctr	3,155	18,906	2	3,157	18,906	22,063	(2,324)	19,739	-	02/14/2006
Midpoint I-20 Distrib. Center	1,254	7,070	5,219	2,820	10,723	13,543	(1,295)	12,248	-	10/13/2006
Midway Business Center	1,078	4,313	1,995	1,078	6,308	7,386	(2,624)	4,762	-	07/27/1999
Newkirk Business Center	686	2,745	865	686	3,610	4,296	(1,363)	2,933	-	07/27/1999
Northeast Crossing	392	1,568	1,268	350	2,878	3,228	(1,288)	1,940	-	07/27/1999
Oak Hill Business Park	1,294	5,279	1,172	1,299	6,446	7,745	(2,160)	5,585	-	10/18/2001
O'Connor Road Business Park	1,028	4,110	1,218	1,029	5,327	6,356	(1,657)	4,699	-	12/22/2000
Railwood	7,072	7,965	(1,382)	2,870	10,785	13,655	(4,540)	9,115	(6,373)	12/31/1975
Randol Mill Place	371	1,513	717	372	2,229	2,601	(1,030)	1,571	-	12/31/1998
Red Bird	406	1,622	232	406	1,854	2,260	(697)	1,563	-	09/29/1998
Regal Distribution Center	801	3,208	1,491	806	4,694	5,500	(1,527)	3,973	-	04/17/1998
Riverview Distribution Center	1,518	9,613	257	1,521	9,867	11,388	(935)	10,453	(3,271)	08/10/2007
Rutland 10 Business Center	738	2,951	551	739	3,501	4,240	(1,083)	3,157	-	09/28/2000
Sherman Plaza Business Park	705	2,829	2,145	710	4,969	5,679	(2,466)	3,213	-	04/01/1999
Southpark 3075	1,251	8,385	(31)	1,213	8,392	9,605	(704)	8,901	-	10/03/2007
Southpark A, B, C	1,079	4,375	797	1,080	5,171	6,251	(1,610)	4,641	-	09/28/2000
Southpoint	4,167	10,967	1,353	4,168	12,319	16,487	(1,625)	14,862	-	12/29/2005
Southpoint Business Center	597	2,392	1,070	600	3,459	4,059	(1,307)	2,752	-	05/20/1999
Southport Business Park 5	562	2,172	1,402	562	3,574	4,136	(1,284)	2,852	(2,613)	12/23/1998
Space Center Industrial Park	1,036	4,143	1,487	1,025	5,641	6,666	(2,067)	4,599	-	05/29/1998
Stonecrest Business Center	601	2,439	1,807	601	4,246	4,847	(1,987)	2,860	-	06/03/1997
Tampa East Ind. Portfolio	5,424	18,155	1,313	5,409	19,483	24,892	(2,739)	22,153	-	11/21/2005
Town and Country Commerce Ctr	4,188	9,628	(539)	4,311	8,966	13,277	(763)	12,514	(4,990)	06/29/2007
West Loop Bus Park - Freezer	253	3,593	(793)	76	2,977	3,053	(2,044)	1,009	-	09/13/1974
West Loop Commerce Center	2,203	1,672	(821)	536	2,518	3,054	(2,415)	639	-	12/14/1981
West-10 Business Center	-	3,125	2,174	-	5,299	5,299	(4,098)	1,201	-	08/28/1992
West-10 Business Center II	414	1,662	731	389	2,418	2,807	(1,295)	1,512	-	08/20/1997

Schedule III
(Continued)

	Initial Cost to Company			Gross Amounts at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (B)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (A)	Date of Acquisition / Construction

Westgate Business Center	$1,472	$3,471	$2,121	$1,470	$5,594	$7,064	$(1,793)	$5,271	$-	12/12/2003
Westlake 125	1,174	6,630	219	1,066	6,957	8,023	(617)	7,406	-	10/03/2007
Wirt Road & I10	1,003	-	45	1,048	-	1,048	-	1,048	-	05/24/2007
	96,776	302,525	73,614	81,848	391,067	472,915	(97,473)	375,442	(65,707)

Other:

1919 North Loop West	1,334	8,451	10,785	1,337	19,233	20,570	(3,504)	17,066	-	12/05/2006
Citadel Building	3,236	6,168	7,327	534	16,197	16,731	(12,442)	4,289	-	12/30/1975
Phoenix Office Building	1,696	3,255	963	1,773	4,141	5,914	(547)	5,367	-	01/31/2007
	6,266	17,874	19,075	3,644	39,571	43,215	(16,493)	26,722	-

Land Held/Under Development:

Ambassador Parcel D	98	-	-	98	-	98	-	98	-	10/26/2007
Citadel Drive at Loop 610	3,747	-	(239)	3,508	-	3,508	-	3,508	-	12/30/1975
Crabtree Towne Center	18,810	54	(8,783)	10,072	9	10,081	-	10,081	-	01/31/2007
Cullen Blvd. at East Orem	172	-	3	175	-	175	-	175	-	02/24/1975
Curry Ford Road	1,878	7	(14)	1,870	1	1,871	-	1,871	-	10/05/2007
Decatur 215	32,525	8,200	(21,414)	17,526	1,785	19,311	-	19,311	-	12/26/2007
Epic Village St. Augustine	1,980	-	1,128	2,963	145	3,108	-	3,108	-	04/09/2008
Festival Plaza	751	6	130	886	1	887	-	887	-	12/08/2006
Gladden Farms	1,619	4	357	1,869	111	1,980	-	1,980	-	08/21/2007
Mainland Mall-Tracts 1 & 2	321	-	69	390	-	390	-	390	-	11/29/1967
Mohave Crossroads	1,080	-	1,246	2,136	190	2,326	-	2,326	-	06/12/2007
North Towne Plaza	6,646	99	7,895	9,925	4,715	14,640	(84)	14,556	-	12/27/2006
NW Freeway at Gessner	5,052	-	(3,809)	1,243	-	1,243	-	1,243	-	11/16/1972
Palm Coast Landing Outparcels	1,302	149	(251)	811	389	1,200	-	1,200	-	04/30/2008
Ridgeway Trace	26,629	544	13,357	16,389	24,141	40,530	(674)	39,856	-	11/09/2006
River Point at Sheridan	28,898	4,042	799	15,664	18,075	33,739	(641)	33,098	(6,720)	04/01/2010
River Pointe Venture	2,874	-	(2,063)	811	-	811	-	811	-	08/04/2004
Rock Prairie Marketplace	2,364	-	(976)	1,388	-	1,388	-	1,388	-	05/15/2006
Shreveport	356	-	130	486	-	486	-	486	-	05/22/1973
South Fulton Crossing	14,373	154	(7,380)	6,226	921	7,147	(1)	7,146	-	01/10/2007
Southern Pines Place	8,046	73	(1,873)	6,229	17	6,246	-	6,246	-	02/09/2007
Stanford Court	693	-	21	714	-	714	-	714	-	04/20/1981
Stevens Ranch	36,939	46	873	37,853	5	37,858	-	37,858	-	05/16/2007
Surf City Crossing	3,220	52	7,152	7,170	3,254	10,424	-	10,424	-	12/06/2006
The Shoppes @ Wilderness Oaks	11,081	50	1,456	12,581	6	12,587	-	12,587	-	06/19/2008
The Shoppes at Caveness Farms	7,235	135	1,235	8,373	232	8,605	-	8,605	-	01/17/2006
The Shoppes at Parkwood Ranch	1,236	-	196	1,401	31	1,432	-	1,432	-	01/02/2007
Tomball Marketplace	9,616	262	15,124	11,820	13,182	25,002	(946)	24,056	-	04/12/2006
Village Shopping Center	64	714	(689)	89	-	89	-	89	-	12/31/2002
West 11th @ Loop 610	1,667	-	8	1,675	-	1,675	-	1,675	-	12/14/1981
Westover Square	4,435	20	(648)	3,807	-	3,807	-	3,807	-	08/01/2006
Westwood Center	10,497	36	6,345	5,919	10,959	16,878	(550)	16,328	-	01/26/2007

Schedule III
(Continued)

	Initial Cost to Company			Gross Amounts at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (B)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (A)	Date of Acquisition / Construction

Wilcrest/Bissonnet-Alief Tr1-4	$7,228	$-	$(6,771)	$457	$-	$457	$-	$457	$-	11/10/1980
Waterford Village	5,830	-	9,906	6,207	9,529	15,736	(1,328)	14,408	-	06/11/2004
York Plaza	162	-	(45)	117	-	117	-	117	-	08/28/1972
	259,424	14,647	12,475	198,848	87,698	286,546	(4,224)	282,322	(6,720)

Balance of Portfolio (not to exceed 5% of total)	320	10	59,169	6,173	53,326	59,499	(19,836)	39,663	-

Total of Portfolio	$1,190,350	$2,786,726	$800,718	$1,118,677	$3,659,117	$4,777,794	$(971,249)	$3,806,545	$(1,087,763)

Depreciation is computed using the straight-line method, generally over estimated useful lives of 18-40 years for buildings and 10-20 years for parking lot surfacing and equipment.  Tenant and leasehold improvements are depreciated over the remaining life of the lease or the useful life whichever is shorter.

Note A -
Encumbrances do not include $39.2 million outstanding under fixed-rate mortgage debt associated with five properties each held in a tenancy-in-common arrangement and $12.3 million of non-cash debt related items.

Note B -	The book value of our net fixed asset exceeds the tax basis by approximately $38 million at December 31, 2010.

The changes in total cost of the properties for the year ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Balance at beginning of year	$4,658,396	$4,915,472	$4,972,344
Additions at cost	195,499	97,557	299,090
Retirements or sales	(70,924)	(316,910)	(303,423)
Impairment loss	(5,177)	(37,723)	(52,539)

Balance at end of year	$4,777,794	$4,658,396	$4,915,472

The changes in accumulated depreciation for the year ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Balance at beginning of year	$856,281	$812,323	$774,321
Additions at cost	127,238	123,062	118,160
Retirements or sales	(12,270)	(79,104)	(80,158)

Balance at end of year	$971,249	$856,281	$812,323

Schedule IV

WEINGARTEN REALTY INVESTORS
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2010

(Amounts in thousands)

	State	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgages	Carrying Amount of Mortgages (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest

SHOPPING CENTERS:
FIRST MORTGAGES:

363-410 Burma, LLC	TN	6.50%	06-01-11	$213 Annual P&I	$2,393	$2,393
WRI-SRP Cole Park Plaza, LLC	NC	5.66%	02-01-12	At Maturity	6,200	6,200
College Park Realty Company	NV	7.00%	10-31-53	At Maturity	3,410	3,410
American National Insurance Company	TX	5.95%	01-01-14	$136 Annual P&I	1,502	1,502

SHOPPING CENTERS:
CONSTRUCTION LOANS:

Palm Coast Center, LLC	FL	2.01%	04-13-11	At Maturity	22,449	22,449
WRI Alliance Riley Venture-Tranche A	CA	10.50%	11-20-10	At Maturity	24,606	24,606	$24,606
WRI Alliance Riley Venture-Tranche B	CA	12.00%	11-20-10	At Maturity	259	259	259
WRI Alliance Riley Venture III	CA	2.55%	05-20-11	At Maturity	32,898	32,898
Weingarten I-4 Clermont Landing, LLC	FL	2.75%	06-14-11	At Maturity	21,941	21,941
Weingarten Miller Buckingham, LLC	CO	2.75%	07-09-11	At Maturity	17,327	17,327
Weingarten Miller Equiwest Salt Lake, LLC	UT	2.75%	03-24-12	At Maturity	15,849	15,849
Weingarten Miller MDH Buckingham, LLC	CO	2.75%	07-09-11	At Maturity	43,258	43,258
TOTAL MORTGAGE LOANS ON REAL ESTATE					$192,092	$192,092	$24,865
_________________
(1)	The aggregate cost at December 31, 2010 for federal income tax purposes is $192,092, and there are no prior liens to be disclosed.

Changes in mortgage loans for the year ended December 31, 2010, 2009 and 2008 are summarized below:

	2010	2009	2008

Balance, Beginning of Year	$267,222	$236,743	$79,898
New Loans	4,912
Additions to Existing Loans (1)	11,961	54,007	201,803
Collections/Reductions of Principal	(20,124)	(23,528)	(44,958)
Reduction of Principal due to Business Combination (2)	(71,879)
Balance, End of Year	$192,092	$267,222	$236,743
_________________
(1)	The caption above, “Additions to Existing Loans” also includes accrued interest.
(2)
Effective April 1, 2010, we assumed control of two 50%-owned unconsolidated real estate joint ventures related to a development project in Sheridan, Colorado, which had previously been accounted for under the equity method.  This transaction resulted in the consolidation of the real estate joint ventures and is reported as a reduction in the preceding table for the year ended December 31, 2010.