Form 10-Q
period 2011-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2011-05-09
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011

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

As of April 29, 2011, there were 120,746,998 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Rentals, net	$132,380	$134,088
Other	2,746	3,017
Total	135,126	137,105

Expenses:
Depreciation and amortization	38,735	36,145
Operating	24,464	25,974
Real estate taxes, net	16,912	16,922
Impairment loss	770	236
General and administrative	6,556	6,591
Total	87,437	85,868

Operating Income	47,689	51,237
Interest Expense, net	(36,846)	(37,617)
Interest and Other Income, net	2,055	2,863
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	3,397	3,236
Gain on Land and Merchant Development Sales	962
Benefit (Provision) for Income Taxes	316	(476)
Income from Continuing Operations	17,573	19,243
Operating (Loss) Income from Discontinued Operations	(483)	31
Gain on Sale of Property from Discontinued Operations
(Loss) Income from Discontinued Operations	(483)	31
Gain on Sale of Property	98	848
Net Income	17,188	20,122
Less: Net Income Attributable to Noncontrolling Interests	(1,092)	(1,014)
Net Income Adjusted for Noncontrolling Interests	16,096	19,108
Dividends on Preferred Shares	(8,869)	(8,869)
Net Income Attributable to Common Shareholders	$7,227	$10,239

Earnings Per Common Share - Basic:
Income from continuing operations attributable to common shareholders	$0.06	$0.09
(Loss) income from discontinued operations
Net income attributable to common shareholders	$0.06	$0.09

Earnings Per Common Share - Diluted:
Income from continuing operations attributable to common shareholders	$0.06	$0.08
(Loss) income from discontinued operations
Net income attributable to common shareholders	$0.06	$0.08

Comprehensive Income:
Net Income	$17,188	$20,122
Net unrealized gain on derivatives	111
Amortization of loss on derivatives	619	709
Comprehensive Income	17,918	20,831
Comprehensive Income Attributable to Noncontrolling Interests	(1,092)	(1,014)
Comprehensive Income Adjusted for Noncontrolling Interests	$16,826	$19,817

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31,	December 31,
	2011	2010
ASSETS
Property	$4,803,498	$4,777,794
Accumulated Depreciation	(1,002,631)	(971,249)
Property, net *	3,800,867	3,806,545
Investment in Real Estate Joint Ventures and Partnerships, net	345,815	347,526
Total	4,146,682	4,154,071
Notes Receivable from Real Estate Joint Ventures and Partnerships	183,486	184,788
Unamortized Debt and Lease Costs, net	116,794	116,437
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $11,793 in 2011 and $10,137 in 2010) *	74,824	95,859
Cash and Cash Equivalents *	28,774	23,859
Restricted Deposits and Mortgage Escrows	20,954	10,208
Other, net	218,995	222,633
Total	$4,790,509	$4,807,855

LIABILITIES AND EQUITY
Debt, net *	$2,644,875	$2,589,448
Accounts Payable and Accrued Expenses	80,274	126,767
Other, net	107,782	111,383
Total	2,832,931	2,827,598

Commitments and Contingencies

Equity:
Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2011 and 2010; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2011 and 2010; liquidation preference $72,500	1	1
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 140 shares issued and outstanding in 2011 and 2010; liquidation preference $350,000	4	4
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 120,711 in 2011 and 120,492 in 2010	3,636	3,630
Accumulated Additional Paid-In Capital	1,975,962	1,969,905
Net Income Less Than Accumulated Dividends	(177,731)	(151,780)
Accumulated Other Comprehensive Loss	(21,044)	(21,774)
Shareholders' Equity	1,780,831	1,799,989
Noncontrolling Interests	176,747	180,268
Total Equity	1,957,578	1,980,257
Total	$4,790,509	$4,807,855

* Consolidated Variable Interest Entities' Assets and Liabilities included in the above balances (See Note 3):
Property, net	$232,750	$233,706
Accrued Rent and Accounts Receivable, net	6,218	9,514
Cash and Cash Equivalents	9,473	10,397
Debt, net	281,360	281,519

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$17,188	$20,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,749	36,153
Amortization of deferred financing costs and debt discount	694	992
Impairment loss	1,225	236
Equity in earnings of real estate joint ventures and partnerships, net	(3,397)	(3,236)
Gain on land and merchant development sales	(962)
Gain on sale of property	(98)	(848)
Distributions of income from real estate joint ventures and partnerships	385	564
Changes in accrued rent and accounts receivable, net	19,961	21,233
Changes in other assets, net	(4,389)	(1,317)
Changes in accounts payable, accrued expenses and other liabilities, net	(44,167)	(41,564)
Other, net	2,844	3,650
Net cash provided by operating activities	28,033	35,985

Cash Flows from Investing Activities:
Investment in property	(34,272)	(21,542)
Proceeds from sale and disposition of property, net	2,573	16,086
Change in restricted deposits and mortgage escrows	(10,746)	2,264
Notes receivable from real estate joint ventures and partnerships and other receivables:
Advances	(1,821)	(1,728)
Collections	2,041	8,218
Real estate joint ventures and partnerships:
Investments	(93)	(143)
Distributions of capital	4,141	4,433
Net cash (used in) provided by investing activities	(38,177)	7,588

Cash Flows from Financing Activities:
Proceeds from issuance of common shares of beneficial interest, net	1,510	1,061
Principal payments of debt	(5,098)	(25,958)
Changes in unsecured revolving credit facilities	63,000
Common and preferred dividends paid	(41,391)	(39,443)
Debt issuance costs paid	(97)	(6,071)
Other, net	(2,865)	(3,831)
Net cash provided by (used in) financing activities	15,059	(74,242)

Net increase (decrease) in cash and cash equivalents	4,915	(30,669)
Cash and cash equivalents at January 1	23,859	153,584
Cash and cash equivalents at March 31	$28,774	$122,915

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Accumulated Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total

Balance, January 1, 2010	$8	$3,615	$1,958,975	$(37,350)	$(23,958)	$205,366	$2,106,656
Net income				19,108		1,014	20,122
Shares issued in exchange for noncontrolling interests			116			(116)
Shares issued under benefit plans		2	1,712				1,714
Dividends declared – common shares (1)				(31,230)			(31,230)
Dividends declared – preferred shares (2)				(8,213)			(8,213)
Distributions to noncontrolling interests						(3,822)	(3,822)
Other comprehensive income					709		709
Other, net			656	(656)		(1,023)	(1,023)
Balance, March 31, 2010	$8	$3,617	$1,961,459	$(58,341)	$(23,249)	$201,419	$2,084,913

Balance, January 1, 2011	$8	$3,630	$1,969,905	$(151,780)	$(21,774)	$180,268	$1,980,257
Net income				16,096		1,092	17,188
Shares issued under benefit plans		6	3,824				3,830
Dividends declared – common shares (1)				(33,178)			(33,178)
Dividends declared – preferred shares (2)				(8,213)			(8,213)
Distributions to noncontrolling interests						(4,438)	(4,438)
Contributions from noncontrolling interests						1,600	1,600
Other comprehensive income					730		730
Other, net			2,233	(656)		(1,775)	(198)
Balance, March 31, 2011	$8	$3,636	$1,975,962	$(177,731)	$(21,044)	$176,747	$1,957,578

(1)	Common dividend per share was $.26 and $.275 for the three months ended March 31, 2010 and 2011, respectively.
(2)	Series D, E and F preferred dividend per share was $12.66, $43.44 and $40.63, respectively, for both the three months ended March 31, 2010 and 2011.

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.                Interim Financial Statements

Business
Weingarten Realty Investors is a real estate investment trust (“REIT”) organized under the Texas Business Organizations Code.  We, and our predecessor entity, began the ownership and development of shopping centers and other commercial real estate in 1948.  Our primary business is leasing space to tenants in the shopping and industrial centers we own or lease.  We also manage centers for joint ventures in which we are partners or for other outside owners for which we charge fees.

We operate a portfolio of properties that include neighborhood and community shopping centers and industrial properties of approximately 72.5 million square feet.  We have a diversified tenant base with our largest tenant comprising only 3.1% of total rental revenues during the first quarter of 2011.

We currently operate, and intend to operate in the future, as a REIT.

Basis of Presentation
Our condensed consolidated financial statements include the accounts of our subsidiaries, certain partially owned real estate joint ventures or partnerships and variable interest entities which meet the guidelines for consolidation.  All intercompany balances and transactions have been eliminated.

The condensed consolidated financial statements included in this report are unaudited; however, amounts presented in the condensed consolidated balance sheet as of December 31, 2010 are derived from our audited financial statements at that date.  In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted of normal recurring items.  Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and certain information included in our annual financial statements and notes has been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We continuously review economic considerations at each reporting period, including the effects of tenant bankruptcies, the suspension of tenant expansion plans for new development projects, declines in real estate values, and any changes to plans related to our new development properties including land held for development, to identify properties where we believe market values may be deteriorating.  Impairments of $1.2 million and $.2 million were recognized for the three months ended March 31, 2011 and 2010, respectively.  Determining whether a property is impaired and, if impaired, the amount of write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation.  If market conditions deteriorate or management’s plans for certain properties change, additional write-downs could be required in the future.

Our investment in partially owned real estate joint ventures and partnerships is reviewed for impairment each reporting period.  The ultimate realization is dependent on a number of factors, including the performance of each investment and market conditions.  We will record an impairment charge if we determine that a decline in the estimated fair value of an investment below its carrying amount is other than temporary.  No impairment on these investments was recorded for the three months ended March 31, 2011 and 2010.  However, there is no certainty that impairments would not occur in the future.

Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted cash that is held for a specific use or in a qualified escrow account for the purposes of completing like-kind exchange transactions.  At March 31, 2011, we had $1.8 million of restricted cash and $19.2 million held in escrow related to our mortgages and acquisitions.  At December 31, 2010, we had $1.8 million of restricted cash and $8.4 million held in escrow related to our mortgages.

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

	Three Months Ended
	March 31,
	2011	2010

Numerator:
Net income attributable to common shareholders – basic and diluted	$7,227	$10,239

Denominator:
Weighted average shares outstanding – basic	120,142	119,779
Effect of dilutive securities:
Share options and awards	959	768
Weighted average shares outstanding – diluted	121,101	120,547

Options to purchase common shares of beneficial interest (“common shares”) of 2.9 million and 3.1 million for the three months ended March 31, 2011 and 2010, respectively, were not included in the calculation of net income per common share - diluted as the exercise prices were greater than the average market price for the period.  For the three months ended March 31, 2011 and 2010, 1.6 million and 1.7 million, respectively, of operating partnership units were not included in the calculation of net income per common share – diluted because these units had an anti-dilutive effect.

Cash Flow Information
We issued common shares valued at $.1 million during the first quarter of 2010, in exchange for interests in real estate joint ventures and partnerships, which had been formed to acquire properties.  No such shares were issued during the first quarter of 2011.  We also accrued $3.9 million and $5.3 million as of March 31, 2011 and 2010, respectively, associated with the construction of property.  Cash payments for interest on debt, net of amounts capitalized, of $48.4 million and $47.9 million were made during the first quarter of 2011 and 2010, respectively.  Cash payments of $.2 million for income taxes were made during the first quarter of 2011.  No income tax payments were made during the first quarter of 2010.

Also, in February 2011, we acquired a partner’s noncontrolling interests in a consolidated real estate joint venture that increased shareholders’ equity by $1.7 million.

In connection with the sale of an 80% interest in two properties during the first quarter of 2010, we retained a 20% unconsolidated investment of $9.8 million.  In addition, this transaction resulted in the unconsolidated joint venture assuming debt totaling $28.1 million.

Accumulated Other Comprehensive Loss
As of March 31, 2011, the balance in accumulated other comprehensive loss relating to derivatives and our retirement liability was $10.9 million and $10.1 million, respectively.  As of December 31, 2010, the balance in accumulated other comprehensive loss relating to derivatives and our retirement liability was $11.7 million and $10.1 million, respectively.

Reclassifications
The reclassification of prior years’ operating results for the three months ended March 31, 2010 for certain properties to discontinued operations was made to conform to the current year presentation.  This reclassification had no impact on previously reported net income, earnings per share, the consolidated balance sheet or cash flows.

Note 2.                Newly Issued Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which provides for additional disclosures about the credit quality of an entity’s financing receivables, including loans and trade accounts receivables with contractual maturities exceeding one year and any related allowance for losses.  The provisions of this update were effective for us at December 31, 2010, with the exception of disclosures related to activity occurring during a reporting period, which was effective for us in the first quarter of 2011.  The adoption did not materially impact our consolidated financial statements.

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

Consolidated VIEs:
Two of our real estate joint ventures whose activities principally consist of owning and operating 30 neighborhood/community shopping centers, of which 22 are located in Texas, three in Georgia, two each in Tennessee and Florida and one in North Carolina, were determined to be VIEs.  These VIEs have financing agreements that are guaranteed solely by us for tax planning purposes.  We have determined that we are the primary beneficiary and have consolidated these joint ventures.  Our maximum exposure to loss associated with these joint ventures is primarily limited to our guaranties of the debt, which were approximately $157.4 million at March 31, 2011.

Assets held by our consolidated VIEs approximate $272.4 million and $280.3 million at March 31, 2011 and December 31, 2010, respectively.  Of these assets, $248.4 million and $253.6 million at March 31, 2011 and December 31, 2010, respectively, are collateral for debt.

Restrictions on the use of these assets are significant because they are collateral for the VIEs’ debt, and we would generally be required to obtain our partners’ approval in accordance with the joint venture agreements on any major transactions.  The impact of these transactions on our consolidated financial statements has been limited to changes in noncontrolling interests and reductions in debt from our partners’ contributions.  We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required including operating cash shortfalls and unplanned capital expenditures.  We have not provided any additional support as of March 31, 2011.

Unconsolidated VIEs:
We also have unconsolidated real estate joint ventures which engage in operating or developing real estate that have been determined to be VIEs due to agreements entered into by the joint ventures.  We were not determined to be the primary beneficiary of the VIEs.

At March 31, 2011, two unconsolidated real estate joint ventures were determined to be VIEs through the issuance of secured loans, of which $21.7 million of debt associated with a tenancy-in-common arrangement is recorded in our Condensed Consolidated Balance Sheet, since the lenders have the ability to make decisions that could have a significant impact on the success of the entities.  In addition, we have another unconsolidated real estate joint venture with an interest in an entity which is deemed to be a VIE since the unconsolidated joint venture provided a guaranty on debt obtained from its investment in a joint venture.  A summary of our unconsolidated VIEs is as follows (in thousands):

Period	Investment in Real Estate Joint Ventures and Partnerships, net (1)	Maximum Risk of Loss (2)

March 31, 2011	$31,075	$78,251
December 31, 2010	$11,581	$56,448
_______________
(1)	The carrying amount of the investments represents our contributions to the real estate joint ventures net of any distributions made and our portion of the equity in earnings of the joint ventures.
(2)	The maximum risk of loss has been determined to be limited to our debt exposure for each real estate joint venture.

We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls and unplanned capital expenditures, under which additional contributions may be required.

Note 4.                Business Combinations

Effective April 1, 2010, we assumed control of two 50%-owned unconsolidated joint ventures (“Sheridan”) related to a development project in Sheridan, Colorado, which resulted in the consolidation of these joint ventures within our shopping center segment that had previously been accounted for under the equity method.  Control was assumed through a modification of the joint venture agreements in which we assumed all management, voting and approval rights without transferring consideration to our joint venture partner.  Each partner’s percentage interest in the joint ventures remained unchanged.  Management has determined that these transactions qualified as business combinations to be accounted for under the acquisition method.  Accordingly, the assets and liabilities of the joint ventures were recorded in our consolidated balance sheet at their estimated fair values as of April 1, 2010, with our partner’s share of the resulting net deficit included in noncontrolling interests.  Fair value of assets acquired, liabilities assumed and equity interests was estimated using market-based measurements, including cash flow and other valuation techniques.  The fair value measurement is based on both significant inputs for similar assets and liabilities in active markets and significant inputs that are not observable in the markets in accordance with our fair value measurements accounting policy.  Key assumptions include third-party broker valuation estimates, discount rates ranging from 8% to 17%, a terminal cap rate for similar properties, and factors that we believe market participants would consider in estimating fair value.  The results of the joint ventures are included in our Condensed Consolidated Statements of Income and Comprehensive Income beginning April 1, 2010.

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

The following table summarizes the pro forma impact of the real estate joint ventures as if Sheridan had been consolidated at January 1, 2010 as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	Actual	Pro Forma
	2011	2010 (1)

Revenues	$135,126	$137,540
Net income	$17,188	$19,528
Net income attributable to common shareholders	$7,227	$10,031
Earnings per share - basic	$.06	$.08
Earnings per share - diluted	$.06	$.08
_________________
(1)	There are no non-recurring pro forma adjustments included within or excluded from the amounts in the preceding table.

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

At March 31, 2011 and December 31, 2010, we had two active interest rate contracts designated as cash flow hedges with an aggregate notional amount of $11.8 million, which have maturities through September 2017, and fix interest rates at 2.3% and 2.4%.  We have determined that these contracts are highly effective in offsetting future variable interest cash flows.  As of March 31, 2011 and December 31, 2010, the fair value of these derivatives included in net other assets was $.2 million and $.1 million, respectively, and included in net other liabilities was $.1 million in each respective period.

As of March 31, 2011 and December 31, 2010, the balance in accumulated other comprehensive loss relating to cash flow interest rate contracts was $10.9 million and $11.7 million, respectively, and will be reclassified to net interest expense as interest payments are made on our fixed-rate debt.  Amounts reclassified from accumulated other comprehensive loss to net interest expense were $.6 million and $.7 million during the three months ended March 31, 2011 and 2010, respectively.  Within the next 12 months, approximately $2.6 million of the balance in accumulated other comprehensive loss is expected to be amortized to net interest expense related to settled interest rate contracts.

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

As of March 31, 2011 and December 31, 2010, we had four interest rate contracts with an aggregate notional amount of $120.2 million and $120.4 million, respectively, that were designated as fair value hedges and convert fixed interest payments at rates from 4.2% to 7.5% to variable interest payments ranging from .3% to 4.3% and .3% to 4.4%, respectively.  We have determined that our fair value hedges are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in interest rates.

For the three months ended March 31, 2011 and 2010, we recognized a net reduction in interest expense of $2.5 million and $1.5 million, respectively, related to our fair value hedges, which includes net settlements and any amortization adjustment of the basis in the hedged item.  Also, for the three months ended March 31, 2010, we recognized a gain of $.2 million associated with hedge ineffectiveness with no such activity in the related period of 2011.

A summary of the changes in fair value of our interest rate contracts is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Gain (Loss) Recognized in Income

Three Months Ended March 31, 2011:
Interest expense, net	$(1,505)	$1,505

Three Months Ended March 31, 2010:
Interest expense, net	$4,219	$(3,978)	$241

The interest rate contracts at March 31, 2011 and December 31, 2010 were reported at their fair values as follows (in thousands):

	Assets		Liabilities
Period	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
March 31, 2011	Other Assets, net	$5,758	Other Liabilities, net	$59
December 31, 2010	Other Assets, net	$7,192	Other Liabilities, net	$108

A summary of our derivatives is as follows (in thousands):

Derivatives Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Three Months Ended March 31, 2011:
Cash Flow Interest Rate Contracts	$(118)	Interest expense, net	$(619)			Interest expense, net	$7
Fair Value Interest Rate Contracts				Interest expense, net	$(470)

Three Months Ended March 31, 2010:
Cash Flow Interest Rate Contracts		Interest expense, net	$(709)
Fair Value Interest Rate Contracts				Interest expense, net	$3,121	Interest expense, net	$241

Note 6.                Debt

Our debt consists of the following (in thousands):

	March 31,	December 31,
	2011	2010

Debt payable to 2038 at 2.9% to 8.8%	$2,382,040	$2,389,532
Debt service guaranty liability	97,000	97,000
Unsecured notes payable under revolving credit facilities	143,000	80,000
Obligations under capital leases	21,000	21,000
Industrial revenue bonds payable to 2015 at 2.4%	1,835	1,916

Total	$2,644,875	$2,589,448

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	March 31,	December 31,
	2011	2010

As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$2,344,143	$2,349,802
Variable-rate debt	300,732	239,646

Total	$2,644,875	$2,589,448

As to collateralization:
Unsecured debt	$1,511,487	$1,450,148
Secured debt	1,133,388	1,139,300

Total	$2,644,875	$2,589,448

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

At March 31, 2011, $48.0 million was outstanding under our revolving credit facility.  At December 31, 2010, no amounts under our revolving credit facility were outstanding.  Letters of credit totaling $51.3 million and $52.4 million were outstanding under the revolving credit facility at March 31, 2011 and December 31, 2010, respectively.  The balance outstanding under our unsecured and uncommitted overnight facility was $95.0 million and $80.0 million at March 31, 2011 and December 31, 2010, respectively, at a variable interest rate of 1.8% for both periods.  The available balance under our revolving credit facility was $400.7 million and $447.6 million at March 31, 2011 and December 31, 2010, respectively.  During 2011, the maximum balance and weighted average balance outstanding under both facilities combined were $143.0 million and $87.1 million, respectively, at a weighted average interest rate of 1.9%.  During 2010, the maximum balance and weighted average balance outstanding under both facilities combined were $80.0 million and $12.2 million, respectively, at a weighted average interest rate of 1.8%.

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

At March 31, 2011 and December 31, 2010, respectively, we had $130.5 million and $129.9 million of 3.95% convertible senior unsecured notes outstanding due 2026.  These bonds are recorded at a discount of $.8 million and $1.3 million as of March 31, 2011 and December 31, 2010, respectively, which will be amortized through July 2011 resulting in an effective interest rate for both periods of 5.75%.  Interest is payable semi-annually in arrears on February 1 and August 1 of each year.  The debentures are convertible under certain circumstances for our common shares at an initial conversion rate of 20.3770 common shares per $1,000 of principal amount of debentures (an initial conversion price of $49.075).  In addition, the conversion rate may be adjusted if certain change in control transactions or other specified events occur on or prior to August 4, 2011.  Upon the conversion of debentures, we will deliver cash for the principal return, as defined, and cash or common shares, at our option, for the excess of the conversion value, as defined, over the principal return.  The debentures are redeemable for cash at our option beginning in August 2011 for the principal amount plus accrued and unpaid interest.  Holders of the debentures have the right to require us to repurchase their debentures for cash equal to the principal of the debentures plus accrued and unpaid interest in August 2011, 2016 and 2021 and in the event of a change in control.  Net interest expense associated with this debt for the three months ended March 31, 2011 and 2010, totaled $2.0 million including the amortization of the discount totaling $.6 million for both periods.  The carrying value of the equity component as of both March 31, 2011 and December 31, 2010 was $23.4 million.

Various leases and properties, and current and future rentals from those lease and properties, collateralize certain debt.  At March 31, 2011 and December 31, 2010, the carrying value of such property aggregated $1.9 billion and $1.8 billion, respectively.

Scheduled principal payments on our debt (excluding $143.0 million due under our revolving credit facilities, $21.0 million of certain capital leases, $5.6 million fair value of interest rate contracts, $3.8 million net premium/(discount) on debt, $11.5 million of non-cash debt-related items, and $97.0 million debt service guaranty liability) are due during the following years (in thousands):

2011 remaining	$207,217
2012	307,549
2013	440,829
2014	387,547
2015	248,404
2016	209,209
2017	142,088
2018	64,411
2019	153,747
2020	3,772
Thereafter (1)	198,177
Total	$2,362,950
___________________
(1)	Includes $131.3 million of our 3.95% convertible senior unsecured notes outstanding due 2026; which have a call/put option feature beginning in August 2011.

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels.  We believe we were in compliance with all restrictive covenants as of March 31, 2011.

Note 7.                Preferred Shares of Beneficial Interest

We issued $150 million and $200 million of depositary shares on June 6, 2008 and January 30, 2007, respectively.  Each depositary share represents one-hundredth of a Series F Cumulative Redeemable Preferred Share.  The depositary shares are redeemable, in whole or in part, on or after January 30, 2012 at our option, for cash at a redemption price of $25 per depositary share, plus any accrued and unpaid dividends thereon.  The depositary shares are not convertible or exchangeable for any of our other property or securities.  The Series F Preferred Shares pay a 6.5% annual dividend and have a liquidation value of $2,500 per share.  The Series F Preferred Shares issued in June 2008 were issued at a discount, resulting in an effective rate of 8.25%.

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

Note 8.                Common Shares of Beneficial Interest

The dividend rate per share for our common shares was $.275 and $.26 for three months ended March 31, 2011 and 2010, respectively.

In May 2010, our shareholders approved an amendment to our declaration of trust increasing the number of our authorized common shares, $.03 par value per share, from 150.0 million to 275.0 million.

Note 9.                Property

Our property consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010

Land	$946,400	$925,497
Land held for development	169,688	170,213
Land under development	16,543	22,967
Buildings and improvements	3,636,689	3,610,889
Construction in-progress	34,178	48,228

Total	$4,803,498	$4,777,794

The following carrying charges were capitalized (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Interest	$337	$1,123
Real estate taxes	11	155

Total	$348	$1,278

During the three months ended March 31, 2011, we invested $18.4 million in the acquisition of an operating property and $1.6 million in new development projects.

Note 10.              Discontinued Operations

For the three months ended March 31, 2011, we sold an industrial building located in Georgia.  During 2010, we sold a shopping center located in Texas.  The operating results of these properties have been reclassified and reported as discontinued operations in the Condensed Consolidated Statements of Income and Comprehensive Income.  No revenue was recorded in the operating loss from discontinued operations for the three months ended March 31, 2011.  Revenues recorded in operating income from discontinued operations for the three months ended March 31, 2010 totaled $.1 million.  Included in the Condensed Consolidated Balance Sheet at December 31, 2010 were $1.9 million of property and $.1 million of accumulated depreciation related to the property sold during the three months ended March 31, 2011.

For the three months ended March 31, 2011, an impairment loss of $.4 million was reported in discontinued operations.  No impairment was recognized during the three months ended March 31, 2010.

We do not allocate other consolidated interest to discontinued operations because the interest savings to be realized from the proceeds of the sale of these operations was not material.

Note 11.              Notes Receivable from Real Estate Joint Ventures and Partnerships

We have ownership interests in a number of real estate joint ventures and partnerships.  Notes receivable from these entities bear interest ranging from approximately 2.0% to 10.0%.  These notes are due at various dates through 2013 and are generally secured by real estate assets.  We believe these notes are fully collectible, and no allowance has been recorded.  Interest income recognized on these notes was $.9 million and $1.4 million for three months ended March 31, 2011 and 2010, respectively.

Note 12.              Related Parties

Through our management activities and transactions with our real estate joint venture and partnerships, we had accounts receivable of $1.3 million and $2.7 million outstanding as of March 31, 2011 and December 31, 2010, respectively.  We also had accounts payable and accrued expenses of $9.4 million and $9.6 million outstanding as of March 31, 2011 and December 31, 2010, respectively.  For the three months ended March 31, 2011 and 2010, we recorded joint venture fee income of $1.6 million and $1.5 million, respectively.

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

	March 31,	December 31,
	2011	2010

Combined Condensed Balance Sheets

Property	$2,139,684	$2,142,524
Accumulated depreciation	(262,516)	(247,996)
Property, net	1,877,168	1,894,528

Other assets, net	167,042	168,091

Total	$2,044,210	$2,062,619

Debt, net (primarily mortgages payable)	$549,864	$552,552
Amounts payable to Weingarten Realty Investors	201,487	202,092
Other liabilities, net	45,942	45,331
Total	797,293	799,975

Accumulated equity	1,246,917	1,262,644

Total	$2,044,210	$2,062,619

	Three Months Ended
	March 31,
	2011	2010

Combined Condensed Statements of Income

Revenues, net	$51,326	$47,527

Expenses:
Depreciation and amortization	17,631	15,345
Interest, net	9,264	9,399
Operating	8,894	8,230
Real estate taxes, net	6,478	6,029
General and administrative	1,092	896
Provision for income taxes	85	60
Impairment loss	2,058

Total	45,502	39,959

Loss on sale of property	(21)	(3)
Net income	$5,803	$7,565

Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differentials, which arose upon the transfer of assets to the joint ventures.  The net basis differentials, which totaled $7.8 million and $8.8 million at March 31, 2011 and December 31, 2010, respectively, are generally amortized over the useful lives of the related assets.

Our real estate joint ventures and partnerships determined that the carrying amount of certain properties was not recoverable and that the properties should be written down to fair value.  For the three months ended March 31, 2011, our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $2.1 million.  No such activity is present for the three months ended March 31, 2010.

Fees earned by us for the management of these real estate joint ventures and partnerships totaled $1.6 million and $1.5 million for the three months ended March 31, 2011 and 2010, respectively.

In March 2011, an unconsolidated real estate joint venture sold an industrial building with gross sales proceeds of $4.0 million.

Subsequent to March 31, 2011, we acquired a 50%-owned unconsolidated real estate joint venture interest in three retail properties for approximately $11.6 million.

Effective April 1, 2010, we assumed control of two 50%-owned unconsolidated real estate joint ventures related to a development project in Sheridan, Colorado that we had previously accounted for under the equity method.  This transaction resulted in the consolidation of the joint ventures in our consolidated financial statements.

During 2010, activity in our unconsolidated real estate joint ventures consisted of the sale of two retail buildings and two land parcels.  In addition, we sold an unconsolidated real estate joint venture interest.  Total aggregate gross sales proceeds for these transactions totaled $8.3 million.

Also, in the fourth quarter of 2010, we acquired two unconsolidated real estate joint venture interests for approximately $35.8 million.

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

Our taxable REIT subsidiary is subject to federal, state and local income taxes.  We have recorded a federal income tax (benefit) provision of $(.7) million and $.1 million during the three months ended March 31, 2011 and 2010, respectively.  Also, we did not have a current tax obligation as of both March 31, 2011 and December 31, 2010 in association with this tax.

Our deferred tax assets and liabilities, including a valuation allowance, consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010

Deferred tax assets:
Impairment loss	$15,350	$13,584
Allowance on other assets	1,423	1,423
Interest expense	8,183	7,256
Net operating loss carryforward	4,927	4,684
Other	738	672
Total deferred tax assets	30,621	27,619
Valuation allowance	(18,511)	(15,818)
Total deferred tax assets, net of allowance	$12,110	$11,801

Deferred tax liabilities:
Straight-line rentals	$1,326	$1,290
Book-tax basis differential	4,285	4,708
Total deferred tax liabilities	$5,611	$5,998

At March 31, 2011 and December 31, 2010, we have recorded a net deferred tax asset of $12.1 million and $11.8 million; including the benefit of $15.4 million and $13.6 million of impairment losses, respectively, which will not be recognized until the related properties are sold.  Realization is dependent on generating sufficient taxable income in the year the property is sold.  Management believes it is more likely than not that a portion of these deferred tax assets, which primarily consists of impairment losses, will not be realized and established a valuation allowance totaling $18.5 million and $15.8 million as of March 31, 2011 and December 31, 2010, respectively.  However, the amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income are reduced.

Note 15.              Commitments and Contingencies

As of March 31, 2011, we participate in five real estate ventures structured as DownREIT partnerships that have properties in Arkansas, California, Georgia, North Carolina, Texas and Utah.  As a general partner, we have operating and financial control over these ventures and consolidate them in our consolidated financial statements.  These ventures allow the outside limited partners to put their interest to the partnership for our common shares or an equivalent amount in cash.  We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion.  We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us.  We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. During the three months ended March 31, 2010, we issued common shares valued at $.1 million in exchange for certain of these interests.  No shares were issued in exchange for certain of these interests during the three months ended March 31, 2011.  The aggregate redemption value of these interests was approximately $41 million and $39 million as of March 31, 2011 and December 31, 2010, respectively.

In January 2007, we acquired two retail properties in Arizona.  This purchase transaction includes an earnout provision of approximately $29 million that is contingent upon the subsequent development of space by the property seller.  This contingency agreement expired in July 2010, of which we have paid $18.9 million since inception through the final settlement in January 2011.  Amounts paid under this earnout provision were treated as additional purchase price and capitalized to the related property.

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

Related to our investment in a development project in Sheridan, Colorado, we, our joint venture partner and the joint venture have each provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project.  The Sheridan Redevelopment Agency (“Agency”) issued $97 million of Series A bonds used for an urban renewal project.  The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales, and, to the extent necessary, any amounts we may have to provide under a guaranty.  The incremental taxes and PIF are to remain intact until the earlier of the bond liability has been paid in full or 2030 (unless such date is otherwise extended by the Agency).

In connection with the above project and a lawsuit settlement in 2009, the joint venture purchased a portion of the bonds in the amount of $51.3 million at par, and we established a $46.3 million letter of credit.

Also, in connection with the Sheridan, Colorado joint venture and the issuance of the related Series A bonds, we, our joint venture partner and the joint venture have also provided a performance guaranty on behalf of the Agency for the satisfaction of all obligations arising from two interest rate contracts for the combined notional amount of $97 million that matures in December 2029.  We evaluated and determined that the fair value of the guaranty both at inception and March 31, 2011 was nominal.

On April 28, 2011, the Agency remarketed the bonds in which the incremental taxes and PIF were extended for an additional 10 years.  All of the outstanding bonds were recalled, and $74.1 million in senior bonds and $57.7 million in subordinate bonds were issued.  This transaction resulted in the receipt of approximately $16.5 million in cash proceeds and $57.7 million in new subordinated bonds replacing the face value of our $51.3 million of senior bonds and $22.4 million of subordinate bonds, which have been written down to a fair value of $10.7 million.  Furthermore, with the completion of this transaction, we will record a loss on the exchange of bonds of approximately $18.7 million, and our $46.3 million letter of credit was terminated.

We have evaluated the remaining outstanding guaranties and have determined that the fair value of these guaranties is nominal.

We have entered into commitments aggregating $51.9 million comprised principally of construction contracts which are generally due in 12 to 36 months.

We are also involved in various matters of litigation arising in the normal course of business.  While we are unable to predict with certainty the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, any additional liability, if any, will not have a material adverse effect on our consolidated financial statements.

Note 16.              Identified Intangible Assets and Liabilities

Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	March 31,	December 31,
	2011	2010

Identified Intangible Assets:
Above-Market Leases (included in Other Assets, net)	$16,597	$16,825
Above-Market Leases – Accumulated Amortization	(10,604)	(10,507)
Below-Market Assumed Mortgages (included in Debt, net)	5,722	5,722
Below-Market Assumed Mortgages – Accumulated Amortization	(1,308)	(1,157)
Valuation of In Place Leases (included in Unamortized Debt and Lease Cost, net)	72,631	71,272
Valuation of In Place Leases – Accumulated Amortization	(36,735)	(35,984)

	$46,303	$46,171

Identified Intangible Liabilities:
Below-Market Leases (included in Other Liabilities, net)	$39,634	$37,668
Below-Market Leases – Accumulated Amortization	(24,535)	(23,585)
Above-Market Assumed Mortgages (included in Debt, net)	47,455	48,149
Above-Market Assumed Mortgages – Accumulated Amortization	(31,559)	(31,288)

	$30,995	$30,944

These identified intangible assets and liabilities are amortized over the applicable lease terms or the remaining lives of the assumed mortgages, as applicable.

The net amortization of above-market and below-market leases increased rental revenues by $.6 million and $.3 million for the three months ended March 31, 2011 and 2010, respectively.  The estimated net amortization of these intangible assets and liabilities will increase rental revenues for each of the next five years as follows (in thousands):

2011 remaining	$1,191
2012	1,070
2013	1,046
2014	721
2015	691

The amortization of the in place lease intangible assets recorded in depreciation and amortization, was $1.5 million for both the three months ended March 31, 2011 and 2010.  The estimated amortization of this intangible asset will increase depreciation and amortization for each of the next five years as follows (in thousands):

2011 remaining	$4,250
2012	5,062
2013	4,228
2014	3,715
2015	3,154

The amortization of above-market and below-market assumed mortgages decreased net interest expense by $.8 million and $.9 million for the three months ended March 31, 2011 and 2010, respectively.  The estimated amortization of these intangible assets and liabilities will decrease net interest expense for each of the next five years as follows (in thousands):

2011 remaining	$1,224
2012	833
2013	465
2014	500
2015	513

Note 17.              Fair Value Measurements

Recurring Fair Value Measurements:
Investments held in grantor trusts
These assets are valued based on publicly quoted market prices for identical assets.

Tax Increment Revenue Bonds
These assets represent tax increment revenue bonds which were issued by the Agency in connection with our investment in a redevelopment project in Sheridan, Colorado. The senior tax increment revenue bonds are valued based on quoted prices for similar assets in an active market.  As a result, we have determined that the senior tax increment revenue bonds are classified within Level 2 of the fair value hierarchy.  The valuation of our subordinated tax increment revenue bonds is determined based on assumptions that management believes market participants would use in pricing using widely accepted valuation techniques including discounted cash flow analysis based on the expected future sales tax revenues of the redevelopment project.  This analysis reflects the contractual terms of the bonds, including the period to maturity, and uses observable market-based inputs, such as market discount rates and unobservable market-based inputs, such as future growth and inflation rates.  Since the majority of our inputs are unobservable, we have determined that the subordinate tax increment revenue bonds fall within the Level 3 classification of the fair value hierarchy.  At March 31, 2011 and December 31, 2010, the carrying value of these bonds is equal to its fair value.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2011
Assets:
Investments in grantor trusts	$15,080			$15,080
Tax increment revenue bonds		$51,255	$10,700	61,955
Derivative instruments:
Interest rate contracts		5,758		5,758
Total	$15,080	$57,013	$10,700	$82,793

Liabilities:
Derivative instruments:
Interest rate contracts		$59		$59
Deferred compensation plan obligations	$15,080			15,080
Total	$15,080	$59		$15,139

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2010
Assets:
Investments in grantor trusts	$15,055			$15,055
Tax increment revenue bonds		$51,255	$10,700	61,955
Derivative instruments:
Interest rate contracts		7,192		7,192
Total	$15,055	$58,447	$10,700	$84,202

Liabilities:
Derivative instruments:
Interest rate contracts		$108		$108
Deferred compensation plan obligations	$15,055			15,055
Total	$15,055	$108		$15,163

A reconciliation of the outstanding balance of the subordinate tax increment revenue bonds using significant unobservable inputs (Level 3) is as follows:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Outstanding, January 1, 2010	$-
Additions (1)	22,417
Loss included in earnings (2)	(11,717)
Outstanding, December 31, 2010	10,700
Gain/(loss) included in earnings	-
Outstanding, March 31, 2011	$10,700
__________________
(1)	Additions represent an investment including accrued interest in a subordinate tax increment revenue bond that was classified as available for sale on December 31, 2010.
(2)	Represents the change in unrealized losses recognized in impairment loss in the Statement of Consolidated Income and Comprehensive Income for the year ended December 31, 2010.

Nonrecurring Fair Value Measurements:
Property Impairments
Property is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property, including any identifiable intangible assets, site costs and capitalized interest, may not be recoverable.  In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property.  If we conclude that an impairment may have occurred, estimated fair values are determined by management utilizing cash flow models, market capitalization rates and market discount rates, or by obtaining third-party broker valuation estimates, appraisals, bona fide purchase offers or the expected sales price of an executed sales agreement in accordance with our fair value measurements accounting policy.

Assets measured at fair value on a nonrecurring basis during 2011, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Gains (Losses) (1)
Property		$13,305		$13,305	$(770)
___________________
(1)	Total gains (losses) exclude impairments on disposed assets.

In accordance with our policy of evaluating and recording impairments on the disposal of long-lived assets, properties with a total carrying amount of $13.1 million were written down to a fair value of $13.3 million less costs to sell of $1.0 million, resulting in a loss of $.8 million, which was included in earnings for the period.  Management’s estimate of the fair value of these properties was determined using expected sales prices of executed agreements for the Level 2 inputs.

Assets measured at fair value on a nonrecurring basis at December 31, 2010, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Gains (Losses) (1)
Property			$2,325	$2,325	$(2,827)
Subordinate tax increment revenue bonds			10,700	10,700	(11,717)
Subordinate tax increment revenue note					(598)
Total			$13,025	$13,025	$(15,142)
___________________
(1)	Total gains (losses) exclude impairments on disposed assets.

At December 31, 2010, property with a total carrying amount of $5.1 million was written down to its fair value of $2.3 million, resulting in a loss of $2.8 million, which was included in earnings.  Management’s estimate of the fair value of this property was determined using third party broker valuations for the Level 3 inputs.

In addition, at December 31, 2010, our subordinate tax increment revenue investments, the bonds issued by the Agency with a carrying value of $22.4 million, were written down to their fair value of $10.7 million as they are no longer classified as held to maturity.  Also, our note with a carrying value of $.6 million was written down to its fair value of zero.  Management’s estimates of the fair value of these investments were determined using third-party sales revenue projections and future growth and inflations rates for the Level 3 inputs.

Fair Value Disclosures:
Unless otherwise described below, short-term financial instruments and receivables are carried at amounts which approximate their fair values based on their highly-liquid nature, short-term maturities and/or expected interest rates for similar instruments.

Notes Receivable from Real Estate Joint Ventures and Partnerships
We estimated the fair value of our notes receivables from real estate joint ventures and partnerships based on quoted market prices for publicly-traded notes and on the discounted estimated future cash receipts.  The discount rates used approximate current lending rates for a note or groups of notes with similar maturities and credit quality, assumes the note is outstanding through maturity and considers the note’s collateral (if applicable).  We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  Notes with a carrying value of $183.5 million and $184.8 million at March 31, 2011 and December 31, 2010, respectively, have a fair value of approximately $191.3 million and $188.0 million, respectively.

Debt
We estimated the fair value of our debt based on quoted market prices for publicly-traded debt and on the discounted estimated future cash payments to be made for other debt.  The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable).  We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.  Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.  Fixed-rate debt with a carrying value of $2.3 billion has a fair value of approximately $2.4 billion at both March 31, 2011 and December 31, 2010.  Variable-rate debt with carrying values of $300.7 million and $239.6 million as of March 31, 2011 and December 31, 2010, respectively, has fair values of approximately $313.3 million and $252.2 million, respectively.

Note 18.              Share Options and Awards

Subsequent to March 31, 2011, our Long-Term Incentive Plan for the issuance of options and share awards expired and 3.7 million awards remain outstanding as of March 31, 2011.  The share options granted under this plan to non-officers vest over a three-year period beginning after the grant date, and share options and restricted shares for officers vest over a five-year period after the grant date.  Restricted shares granted to trust managers and share options or awards granted to retirement eligible employees are expensed immediately.

In May 2010, our shareholders approved the adoption of the Amended and Restated 2010 Long-Term Incentive Plan, under which 3.0 million of our common shares were reserved for issuance, and 2.2 million is available for the future grant of options or awards at March 31, 2011.  This plan expires in May 2020.  Currently, these share options granted to non-officers vest ratably over a three-year period beginning after the grant date, and share options and restricted shares for officers vest ratably over a five-year period after the grant date.  Restricted shares granted to trust managers and share options or awards granted to retirement eligible employees are expensed immediately.  Restricted shares have the same rights of a shareholder, including the right to vote and receive dividends, except as otherwise provided by our Management Development and Executive Compensation Committee.

The grant price for both the Long-Term Incentive Plan and the Amended and Restated 2010 Long-Term Incentive Plan (collectively, the “Plans”) is calculated as an average of the high and low of the quoted fair value of our common shares on the date of grant.  In the Plans, these options expire upon the earlier of termination of employment or 10 years from the date of grant, and restricted shares for officers and trust managers are granted at no purchase price.  Our policy is to recognize compensation expense for equity awards ratably over the vesting period, except for retirement eligible amounts.  For the three months ended March 31, 2011 and 2010, compensation expense, net of forfeitures, associated with share options and restricted shares totaled $2.0 million and $1.0 million, of which $.4 million and $.3 million was capitalized, respectively.

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

Three Months Ended
March 31, 2011

Fair value per share option	$5.68
Dividend yield	5.3%
Expected volatility	39.6%
Expected life (in years)	6.2
Risk-free interest rate	2.4%

Following is a summary of the option activity for the three months ended March 31, 2011:

		Weighted
	Shares	Average
	Under	Exercise
	Option	Price

Outstanding, January 1, 2011	4,614,272	$27.62
Granted	483,459	24.87
Forfeited or expired	(8,714)	24.34
Exercised	(90,617)	15.18
Outstanding, March 31, 2011	4,998,400	$27.58

The total intrinsic value of options exercised during the first quarter of 2011 and 2010 was $.9 million and $.5 million, respectively.  As of March 31, 2011 and December 31, 2010, there was approximately $5.4 million and $3.8 million, respectively, of total unrecognized compensation cost related to unvested share options, which is expected to be amortized over a weighted average of 2.8 years and 2.5 years, respectively.

The following table summarizes information about share options outstanding and exercisable at March 31, 2011:

	Outstanding				Exercisable
		Weighted					Weighted
		Average	Weighted	Aggregate		Weighted	Average	Aggregate
		Remaining	Average	Intrinsic		Average	Remaining	Intrinsic
Range of		Contractual	Exercise	Value		Exercise	Contractual	Value
Exercise Prices	Number	Life	Price	(000’s)	Number	Price	Life	(000’s)

$11.85 - $17.78	1,013,388	7.9 years	$11.85		457,689	$11.85	7.9 years

$17.79 - $26.69	1,594,718	6.4 years	$23.61		610,616	$23.38	1.2 years

$26.70 - $40.05	1,911,181	5.0 years	$34.26		1,650,378	$34.58	4.7 years

$40.06 - $49.62	479,113	5.7 years	$47.46		395,459	$47.46	5.7 years

Total	4,998,400	6.1 years	$27.58	$-	3,114,142	$30.68	4.6 years	$-

A summary of the status of unvested restricted shares for the three months ended March 31, 2011 is as follows:

	Unvested
	Restricted	Weighted
	Share	Average Grant
	Awards	Date Fair Value

Outstanding, January 1, 2011	396,797	$19.32
Granted	133,911	24.66
Vested	(67,523)	17.21
Forfeited	-	-
Outstanding, March 31, 2011	463,185	$21.17

As of March 31, 2011 and December 31, 2010, there was approximately $7.0 million and $5.1 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 3.1 years and 2.8 years, respectively.

Note 19.              Employee Benefit Plans

We sponsor a noncontributory qualified retirement plan and a separate and independent nonqualified supplemental retirement plan for certain employees.  The components of net periodic benefit cost for both plans are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Service cost	$1,142	$875
Interest cost	1,166	659
Expected return on plan assets	(820)	(253)
Prior service cost	(49)	(21)
Recognized loss	311	165

Total	$1,750	$1,425

For the three months ended March 31, 2010, we contributed $2.0 million to the qualified retirement plan.  Subsequent to March 31, 2011, we contributed $2.2 million to the qualified retirement plan.

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

Information concerning our reportable segments is as follows (in thousands):

	Shopping
	Center	Industrial	Other	Total

Three Months Ended March 31, 2011:
Revenues	$120,622	$12,386	$2,118	$135,126
Net Operating Income	85,170	8,556	24	93,750
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	3,324	146	(73)	3,397

Three Months Ended March 31, 2010:
Revenues	$122,556	$12,486	$2,063	$137,105
Net Operating Income	85,457	8,501	251	94,209
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	3,179	206	(149)	3,236

As of March 31, 2011:
Investment in Real Estate Joint Ventures and Partnerships, net	$308,580	$37,235	$-	$345,815
Total Assets	3,454,421	358,188	977,900	4,790,509

As of December 31, 2010:
Investment in Real Estate Joint Ventures and Partnerships, net	$309,171	$38,355	$-	$347,526
Total Assets	3,469,694	363,153	975,008	4,807,855

Segment net operating income reconciles to income from continuing operations as shown in the Condensed Consolidated Statements of Income and Comprehensive Income as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Total Segment Net Operating Income	$93,750	$94,209
Depreciation and Amortization	(38,735)	(36,145)
Impairment Loss	(770)	(236)
General and Administrative	(6,556)	(6,591)
Interest Expense, net	(36,846)	(37,617)
Interest and Other Income, net	2,055	2,863
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	3,397	3,236
Gain on Land and Merchant Development Sales	962
Benefit (Provision) for Income Taxes	316	(476)

Income from Continuing Operations	$17,573	$19,243

Note 21.              Noncontrolling Interests

The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Net income adjusted for noncontrolling interests	$16,096	$19,108
Transfers from the noncontrolling interests:
Increase in equity for operating partnership units		116
Increase in equity for the acquisition of noncontrolling interests	1,673
Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$17,769	$19,224

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

Executive Overview

Weingarten Realty Investors is a real estate investment trust (“REIT”) organized under the Texas Business Organizations Code.  We, and our predecessor entity, began the ownership and development of shopping centers and other commercial real estate in 1948.  Our primary business is leasing space to tenants in the shopping and industrial centers we own or lease.  We also manage centers for joint ventures in which we are partners or for other outside owners for which we charge fees.

We operate a portfolio of rental properties which includes neighborhood and community shopping centers and industrial properties of approximately 72.5 million square feet.  We have a diversified tenant base with our largest tenant comprising only 3.1% of total rental revenues during 2011.

Our long-term strategy is to focus on increasing funds from operations (“FFO”) and shareholder value.  We accomplish this through hands-on leasing and management, selective redevelopment of the existing portfolio of properties, disciplined growth from strategic acquisitions and new developments and disposition of assets that no longer meet our ownership criteria.  We remain committed to maintaining a conservatively leveraged balance sheet, a well-staggered debt maturity schedule and strong credit agency ratings.

We recently announced our intentions to dispose over $600 million of non-core operating properties, of which $100 million is anticipated in 2011 with the remainder in 2012, which will recycle capital for growth opportunities and strengthen our operating fundamentals.  Improvements in the economy have reopened markets to create more favorable pricing for dispositions; however, market conditions may deteriorate and impact our ability to execute our disposition plan.  Additionally, competition for quality acquisition opportunities remains substantial; nevertheless, we have been successful in identifying selected properties, which meet our return hurdles, and we will continue to actively evaluate other opportunities as they enter the market.

We strive to maintain a strong, conservative capital structure which provides ready access to a variety of attractive capital sources.  We carefully balance obtaining low cost financing while matching long-term liabilities associated with acquired or developed long-term assets.  While the availability of capital has improved over the past year, there can be no assurance that such pricing and availability will not deteriorate in the near future.

At March 31, 2011, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 384 developed income-producing properties and 10 properties under various stages of construction and development.  The total number of centers includes 314 neighborhood and community shopping centers, 77 industrial projects and three other operating properties located in 23 states spanning the country from coast to coast.

We also owned interests in 42 parcels of land held for development that totaled approximately 33.0 million square feet.

We had approximately 7,200 leases with 5,200 different tenants at March 31, 2011.

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

In assessing the performance of our properties, management carefully tracks the occupancy of the portfolio.  Occupancy for the total portfolio decreased from 91.9% at December 31, 2010 to 90.9% at March 31, 2011. While we will continue to monitor the economy and the effects on our tenants, we believe the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio will allow us to maintain occupancy levels at or above these levels as we move through 2011, absent bankruptcies by multiple national or regional tenants.  The weakened economy contributed to a decrease in rental rates on a same-space basis as we completed new leases and renewed existing leases.  We completed 438 new leases or renewals during 2011 totaling 2.2 million square feet; decreasing rental rates an average of 1.1% on a cash basis.  While we have seen some strengthening on our renewal rates, new lease rates continue to be a challenge.  Although we believe the gap in the new lease rate margins will not continue to widen, they are expected to remain a challenge through 2011.

New Development
At March 31, 2011, we had 10 properties in various stages of development.  We have funded $147.1 million to date on these projects, and we estimate our investment upon completion to be $129.2 million, after consideration of anticipated land sales and tax incentive financing which is estimated to be $37.1 million.  The majority of these properties are slated to be completed over the next two years with an average projected return on investment of approximately 6.9% when completed.

We have approximately $169.7 million in land held for development at March 31, 2011.  With the gradual improvement in the overall economy, we have begun to see an increase in development and redevelopment opportunities entering the market, which we will selectively pursue.  Also, certain tracts of land held for development have been designated for transition to land under development as additional phases of existing developments become feasible.  Additionally, we have experienced greater levels of interest in our land held for development property from third parties or retailers.

Acquisitions and Joint Ventures
Acquisitions are a key component of our long-term strategy.  The availability of quality acquisition opportunities in the market remains sporadic.  Competition for the highest quality core properties is intense which has in many cases driven pricing to pre-recession highs.  We remain disciplined in approaching these opportunities, pursuing only those that provide appropriate risk-adjusted returns.  The use of joint venture arrangements is another facet of our long-term strategy.  Partnering with institutional investors through real estate joint ventures enables us to acquire high quality assets in our target markets while also meeting our financial return objectives.  Under these arrangements, we benefit from access to lower-cost capital, as well as leveraging our expertise to provide fee-based services, such as acquisition, leasing, property management and asset management, to the joint ventures.

We continue to monitor our joint venture relationships and evaluate whether new or existing relationships could provide equity for new investments.

Joint venture and outside fee income for the three months ended March 31, 2011 and 2010 was approximately $1.7 million and $1.8 million, respectively.  This fee income is based upon revenues, net income and in some cases appraised property values.  We anticipate these fees will be consistent with our 2010 performance.

Dispositions
Dispositions are also a key component of our ongoing management process where we prune from our portfolio properties that no longer meet our geographic or growth targets.  Dispositions provide capital, which may be recycled into properties that have high barrier-to-entry locations within high growth metropolitan markets, and thus have higher long-term growth potential.  Over time, we expect this to produce a portfolio with higher occupancy rates and stronger internal revenue growth.  We have implemented an accelerated disposition program in 2011, which may be impacted by market pricing conditions and debt financing available to prospective purchasers.

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

A disclosure of our critical accounting policies which affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2010 in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  There have been no significant changes to our critical accounting policies during 2011, and there are no accounting pronouncements that have been issued but not yet adopted that we believe will have a material impact to our consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

Revenues
Total revenues were $135.1 million in the first quarter of 2011 versus $137.1 million in the first quarter of 2010, a decrease of $2.0 million or 1.5%.  This decrease is primarily attributable to the decrease in net rental revenues due to a decline in revenue from tenant reimbursements of $2.6 million associated with the timing of operating expenses and an increase in net bad debt expense of $.8 million.  Offsetting this decline is rentals associated primarily with new development completions and the acquisition of six properties in the latter half of 2010 and a single property in 2011.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	March 31,
	2011	2010

Shopping Centers	92.3%	92.2%
Industrial	87.0%	87.5%
Total	90.9%	90.9%

Depreciation and Amortization
Depreciation and amortization in the first quarter of 2011 was $38.7 million versus $36.1 million in the first quarter of 2010, an increase of $2.6 million or 7.2%.  This increase is primarily attributable to new development completions and the acquisition of six properties in the latter half of 2010 and a single property in 2011.

Operating Expenses
Operating expenses in the first quarter of 2011 were $24.5 million versus $26.0 million in the first quarter of 2010, a decrease of $1.5 million or 5.8%.  The decrease resulted primarily from the timing of maintenance expenses and legal expenses associated with collection activities.

Impairment Loss
The impairment loss in 2011 of $.8 million is attributable to a purchase option on a medical building in New Mexico and two tracts of undeveloped land located in Nevada and Texas.  The 2010 impairment loss of $.2 million relates primarily to the disposition of a retail building in Kentucky and an undeveloped land parcel in Texas.

Interest Expense, net
Net interest expense totaled $36.8 million for the first quarter of 2011, down $.8 million or 2.0% from the first quarter of 2010.  The components of net interest expense were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Gross interest expense	$37,426	$39,086
Amortization of convertible bond discount	572	564
Over-market mortgage adjustment of acquired properties	(815)	(910)
Capitalized interest	(337)	(1,123)

Total	$36,846	$37,617

Gross interest expense totaled $37.4 million in the first quarter of 2011, down $1.7 million or 4.2% from the first quarter of 2010.  The decrease in gross interest expense was due primarily to the reduction in interest rates as a result of refinancing notes and mortgages through the revolving credit facility.  For the first quarter of 2011, the weighted average debt outstanding was $2.6 billion at a weighted average interest rate of 5.8% as compared to $2.5 billion outstanding at a weighted average interest rate of 6.2% in 2010.  Capitalized interest decreased $.8 million as a result of new development stabilizations and completions.

Interest and Other Income, net
Net interest and other income was $2.1 million in the first quarter of 2011 versus $2.9 million in the first quarter of 2010, a decrease of $.8 million or 27.6%.  This decrease resulted primarily from a decline in interest earned on notes receivable from real estate joint ventures and partnerships associated primarily with the consolidation of an unconsolidated real estate joint venture effective April 1, 2010, as well as a reduction in interest associated with our investment in subordinated tax increment revenue bonds.

Gain on Land and Merchant Development Sales
The increase in gain on land and merchant development sales of $1.0 million resulted from the disposition of an undeveloped land tract at two properties located in North Carolina and Nevada.  There was no gain recorded on land and merchant development sales in 2010.

Benefit (Provision) for Income Taxes
The increase in the tax benefit of $.8 million results primarily from a $.2 million net operating loss carryforward and a reduction in our basis differential as a result of bonus depreciation taken in prior years.

Gain on Sale of Property
The decrease in gain on sale of property of $.7 million is primarily attributable to the gain in 2010 associated with Hurricane Ike proceeds.

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

Capital Resources and Liquidity

Our primary liquidity needs are paying our common and preferred dividends, maintaining and operating our existing properties, paying our debt service costs, excluding debt maturities, and funding capital expenditures.  Under our 2011 business plan, cash flows from operating activities are expected to meet our planned capital needs.

The primary sources of capital for funding any debt maturities and acquisitions are our revolving credit facility; proceeds from both secured and unsecured debt issuances; proceeds from common and preferred capital issuances; cash generated from the sale of property and the formation of joint ventures; and cash flow generated by our operating properties.  Amounts outstanding under the revolving credit facility are retired as needed with proceeds from the issuance of long-term debt, common and preferred equity, cash generated from disposition of properties and cash flow generated by our operating properties.  As of March 31, 2011, we had $48.0 million outstanding under our $500 million revolving credit facility and $95.0 million was outstanding under our $99 million credit facility, which we use for cash management purposes.  While we have more than adequate capacity under our $500 million revolving credit facility to fund the remaining $338.5 million of 2011 debt maturities (including our 3.95% convertible senior unsecured notes), the capital markets are also available if we choose to issue unsecured debt.  Although external market conditions are not within our control, we do not currently foresee any reasons that would prevent us from entering the capital markets.

As of March 31, 2011, we have a $46.3 million letter of credit outstanding in connection with a development project in Sheridan, Colorado.  In April 2011, this letter of credit was terminated upon the remarketing of the underlying bonds.  See “Contractual Obligations” for additional information.

Our most restrictive debt covenants including debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios, limit the amount of additional leverage we can add; however, we believe the sources of capital described above are adequate to execute our business strategy and remain in compliance with our debt covenants.

We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships.  Off balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $549.9 million, of which our ownership percentage is $193.1 million at March 31, 2011.  Scheduled principal mortgage payments on this debt, excluding non-cash related items, at 100% are as follows (in millions):

2011 remaining	$40.9
2012	33.6
2013	55.3
2014	105.0
2015	40.5
Thereafter	272.7
Total	$548.0

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

Investing Activities:

Acquisitions and Joint Ventures
During the first quarter of 2011, we purchased a shopping center for approximately $18.4 million.

Subsequent to March 31, 2011, we acquired a 50%-owned unconsolidated real estate joint venture interest in three retail properties for approximately $11.6 million.

Dispositions
During the first quarter of 2011, we sold an industrial property and two undeveloped land parcels with aggregate gross sales proceeds of $2.7 million, which generated a gain of $1.0 million.  Also, an unconsolidated real estate joint venture sold an industrial building with gross sales proceeds of $4.0 million.

New Development and Capital Expenditures
At March 31, 2011, we had 10 projects under construction with a total square footage of approximately 2.1 million.  The majority of these properties are slated to be completed over the next two years, and we expect our investment in these properties upon completion to be $129.2 million, net of proceeds from land sales and tax incentive financing of $37.1 million.

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

Capital expenditures for additions to the existing portfolio, acquisitions, new development and our share of investments in unconsolidated real estate joint ventures and partnerships totaled $36.2 million and $23.4 million for the three months ended March 31, 2011 and 2010, respectively.  We have entered into commitments aggregating $51.9 million comprised principally of construction contracts which are generally due in 12 to 36 months.

Financing Activities:

Debt
Total debt outstanding was $2.6 billion at both March 31, 2011 and December 31, 2010.  Total debt at March 31, 2011 included $2.3 billion on which interest rates are fixed and $300.7 million, including the effect of $120.2 million of interest rate contracts, which bears interest at variable rates.  Additionally, debt totaling $1.1 billion was secured by operating properties while the remaining $1.5 billion was unsecured.  In February 2010, we entered into an amended and restated $500 million unsecured revolving credit facility.  The $500 million unsecured revolving credit facility expires in February 2013 and provides borrowing rates that float at a margin over LIBOR plus a facility fee.  The borrowing margin and facility fee are priced off a grid that is tied to our senior unsecured credit ratings, which are currently 275.0 and 50.0 basis points, respectively.  The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million.  Additionally, an accordion feature allows us to increase the new facility amount up to $700 million.  During 2011, the maximum balance and weighted average balance outstanding under both facilities combined were $143.0 million and $87.1 million, respectively, at a weighted average interest rate of 1.9%.  As of April 29, 2011, we had $70.0 million outstanding under our $500 million revolving credit facility.

Effective May 2010, we entered into an agreement with a bank for an unsecured and uncommitted overnight facility totaling $99 million that we intend to maintain for cash management purposes.  The facility provides for fixed interest rate loans at a 30 day LIBOR rate plus a borrowing margin based on market liquidity.  As of April 29, 2011, $14.0 million was outstanding under this facility.

The available balance under our revolving credit facility was $427.8 million at April 29, 2011, which is net of $2.3 million in outstanding letters of credit, and the available balance under our unsecured and uncommitted overnight facility was $85.0 million at April 29, 2011.

Our five most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios.  We believe we were in full compliance with all of our covenants as of March 31, 2011.

Our public debt covenant ratios as defined in our indenture agreement were as follows at March 31, 2011:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	46.7%
Secured Debt to Asset Ratio	Less than 40.0%	19.6%
Fixed Charge Ratio	Greater than 1.5	2.4
Unencumbered Asset Test	Greater than 100%	241.5%

At March 31, 2011, we had four interest rate contracts with an aggregate notional amount of $120.2 million that were designated as fair value hedges and convert fixed interest payments at rates ranging from 4.2% to 7.5% to variable interest payments ranging from .3% to 4.3%.

We also have two interest rate contracts with an aggregate notional amount of $11.8 million that were designated as cash flow hedges and fix interest rates at 2.3% and 2.4% at March 31, 2011.  We have determined that these contracts are highly effective in offsetting future variable interest cash flows.

We could be exposed to losses in the event of nonperformance by the counter-parties; however, management believes such nonperformance is unlikely.

Equity
In February 2011, our Board of Trust Managers approved an increase to our quarterly dividend rate for our common shares of beneficial interest (“common shares”) from $.26 to $.275 per share commencing with the first quarter 2011 distribution.  Common and preferred dividends totaled $41.4 million during the first three months of 2011.  Our dividend payout ratio (as calculated as dividends paid on common shares divided by FFO - basic) for the three months ended March 31, 2011 approximated 66.3%, which is inclusive of non-cash transactions including impairment charges.

In December 2008, we filed a universal shelf registration which is effective for three years.  We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our revolving credit facilities.  We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center.  In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business.  The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable.  We have entered into commitments aggregating $51.9 million comprised principally of construction contracts which are generally due in 12 to 36 months.  The following table summarizes our primary contractual obligations as of March 31, 2011 (in thousands):

	Remaining
	2011	2012	2013	2014	2015	Thereafter		Total
Mortgages and Notes Payable: (1)
Unsecured Debt	$68,900	$363,346	$221,403	$485,619	$112,490	$487,854	(2)	$1,739,612
Secured Debt	128,886	185,083	218,846	206,822	187,187	495,514		1,422,338

Lease Payments	2,670	3,382	3,352	3,118	2,891	123,870		139,283

Other Obligations (3)	26,746	42,562						69,308

Total Contractual Obligations	$227,202	$594,373	$443,601	$695,559	$302,568	$1,107,238		$3,370,541

_______________
(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at March 31, 2011, excluding the effect of interest rate swaps.  Also, excludes a $97.0 million debt service guaranty liability.

(2)	Includes our 3.95% convertible senior unsecured notes that mature in 2026, which have a call/put option feature beginning in August 2011.
(3)
Other obligations include income and real estate tax payments, commitments associated with our secured debt, contributions to our retirement plan and other employee payments.  Severance and change in control agreements have not been included as the amounts and payouts are not anticipated.

Related to our investment in a development project in Sheridan, Colorado, we, our joint venture partner and the joint venture have each provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project.  The Sheridan Redevelopment Agency (“Agency”) issued $97 million of Series A bonds used for an urban renewal project.  The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty.  The incremental taxes and PIF are to remain intact until the earlier of the bond liability has been paid in full or 2030 (unless such date is otherwise extended by the Agency).

In connection with the above project and a lawsuit settlement in 2009, the joint venture purchased a portion of the bonds in the amount of $51.3 million at par, and we established a $46.3 million letter of credit.

Also, in connection with the Sheridan, Colorado joint venture and the issuance of the related Series A bonds, we, our joint venture partner and the joint venture have also provided a performance guaranty on behalf of the Agency for the satisfaction of all obligations arising from two interest rate contracts for the combined notional amount of $97 million that matures in December 2029.  We evaluated and determined that the fair value of the guaranty both at inception and March 31, 2011 was nominal.

On April 28, 2011, the Agency remarketed the bonds in which the incremental taxes and PIF were extended for an additional 10 years.  All of the outstanding bonds were recalled, and $74.1 million in senior bonds and $57.7 million in subordinate bonds were issued.  This transaction resulted in the receipt of approximately $16.5 million in cash proceeds and $57.7 million in new subordinated bonds replacing the face value of our $51.3 million of senior bonds and $22.4 million of subordinate bonds, which have been written down to a fair value of $10.7 million.  Furthermore, with the completion of this transaction, we will record a loss on the exchange of bonds of approximately $18.7 million, and our $46.3 million letter of credit was terminated.

We have evaluated the remaining outstanding guaranties and have determined that the fair value of these guaranties is nominal.

Off Balance Sheet Arrangements

As of March 31, 2011, none of our off balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources.  Letters of credit totaling $51.3 million and $52.4 million were outstanding under the revolving credit facility at March 31, 2011 and December 31, 2010, respectively.

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

As of March 31, 2011, two unconsolidated real estate joint ventures were determined to be a variable interest entity (“VIE”) through the issuance of a secured loan since the lender has the ability to make decisions that could have a significant impact on the success of the entity.  In addition, we have another unconsolidated real estate joint venture with an interest in an entity which is deemed to be a VIE since the unconsolidated joint venture provided a guaranty on debt obtained from its investment in a joint venture.  Our maximum risk of loss associated with these VIEs was limited to $78.3 million at March 31, 2011.

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

FFO is calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Net income attributable to common shareholders	$7,227	$10,239
Depreciation and amortization	36,928	34,454
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	5,964	5,023
Gain on sale of property	(98)	(843)
Loss on sale of property of unconsolidated real estate joint ventures and partnerships	10	2
Funds from operations – basic and diluted	$50,031	$48,875

Weighted average shares outstanding – basic	120,142	119,779
Effect of dilutive securities:
Share options and awards	959	768
Weighted average shares outstanding – diluted	121,101	120,547

ITEM 3.                Quantitative and Qualitative Disclosures about Market Risk

We use fixed and floating-rate debt to finance our capital requirements.  These transactions expose us to market risk related to changes in interest rates.  Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions.  These agreements expose us to credit risk in the event of non-performance by the counter-parties.  We do not engage in the trading of derivative financial instruments in the normal course of business.  At March 31, 2011, we had fixed-rate debt of $2.3 billion and variable-rate debt of $300.7 million, after adjusting for the net effect of $120.2 million notional amount of interest rate contracts.  In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $3.0 million associated with our variable-rate debt, including the effect of the interest rate contracts.  The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $10.1 million and $89.8 million, respectively.

ITEM 4.                Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2011.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.             Risk Factors

We have no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.                Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of our common shares of beneficial interest for the quarter ended March 31, 2011 are as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

March 1, 2011 to March 31, 2011	1,418	$24.98
_______________
(1)	Shares repurchased are associated with employee share options exercised during the period.

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

DATE:     May 9, 2011

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

3.7	—	Amended and Restated Bylaws of WRI (filed as Exhibit 99.2 to WRI's Form 8-A dated February 23, 1998 and incorporated herein by reference).
3.8	—	Amendment of Bylaws-Direct Registration System, Section 7.2(a) dated May 3, 2007 (filed as Exhibit 3.8 to WRI’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).
3.9	—	Second Amended and Restated Bylaws of Weingarten Realty Investors (filed as Exhibit 3.1 to WRI’s Form 8-K on February 26, 2010 and incorporated herein by reference).
3.10	—	Sixth Amendment of the Restated Declaration of Trust dated May 6, 2010 (filed as Exhibit 3.1 to WRI's Form 8-K dated May 6, 2010 and incorporated herein by reference).
4.1	—
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
First Amendment to the Weingarten Realty Retirement Plan dated December 31, 2003 (filed as Exhibit 10.33 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.5†	—	First Amendment to the Weingarten Realty Pension Plan dated August 1, 2005 (filed as Exhibit 10.27 on WRI’s Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).
10.6†	—
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
Fourth Amendment to the Weingarten Realty Investors Deferred Compensation Plan dated December 23, 2005 (filed as Exhibit 10.31 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

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

10.25†	—	Fifth Amendment to the Weingarten Realty Investors Deferred Compensation Plan (filed as Exhibit 10.34 to WRI’s Form 10-Q for quarter ended June 30, 2006 and incorporated herein by reference).
10.26†	—
Restatement of the Weingarten Realty Investors Supplemental Executive Retirement Plan dated August 4, 2006 (filed as Exhibit 10.35 to WRI’s Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.27†	—
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

10.30†	—
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

10.33†	—
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

10.35†	—	Fifth Amendment to the Weingarten Realty Retirement Plan dated August 1, 2008 (filed as Exhibit 10.48 on WRI’s Form 10-Q for the quarter ended September 30, 2008 and incorporated herein by reference).
10.36†	—
Amendment No. 3 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated November 17, 2008 (filed as Exhibit 10.1 on WRI’s Form 8-K on December 4, 2008 and incorporated herein by reference).

10.37†	—
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

10.41†	—
Severance and Change to Control Agreement for Stephen C. Richter dated November 11, 1998 (filed as Exhibit 10.54 on WRI’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.42†	—
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

10.45†	—
First Amendment to the Weingarten Realty Retirement Plan, amended and restated, dated December 2, 2009 (filed as Exhibit 10.51 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.46	—
Amended and Restated Credit Agreement dated February 11, 2010 among Weingarten Realty Investors, the Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 on WRI’s Form 8-K on February 16, 2010 and incorporated herein by reference).

10.47†	—
First Amendment to the Master Nonqualified Plan Trust Agreement dated March 12, 2009 (filed as Exhibit 10.53 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.48†	—
Second Amendment to the Master Nonqualified Plan Trust Agreement dated August 4, 2009 (filed as Exhibit 10.54 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.49†	—
Non-Qualified Plan Trust Agreement for Recordkept Plans dated September 1, 2009 (filed as Exhibit 10.55 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.50†	—	Amended and Restated 2010 Long-Term Incentive Plan (filed as Exhibit 99.1 to WRI’s Form 8-K dated April 26, 2010 and incorporated herein by reference).
10.51†	—
Amendment No. 4 to the Weingarten Realty Investors Deferred Compensation Plan dated February 26, 2010 (filed as Exhibit 10.57 on WRI’s Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.52†	—
Amendment No. 4 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated May 6, 2010 (filed as Exhibit 10.58 on WRI’s Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.53†	—
First Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2010 (filed as Exhibit 10.59 on WRI’s Form 10-Q for the quarter ended June  30, 2010 and incorporated herein by reference).

10.54†	—	2002 WRI Employee Share Purchase Plan dated May 6, 2003 (filed as Exhibit 10.60 on WRI’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).
10.55†	—	Amended and Restated 2002 WRI Employee Share Purchase Plan dated May 10, 2010 (filed as Exhibit 10.61 on WRI’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).
10.56	—
Fixed Rate Promissory Note with JPMorgan Chase Bank, National Association dated May 11, 2010 (filed as Exhibit 10.62 on WRI’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).

10.57†	—
Weingarten Realty Investors Executive Medical Reimbursement Plan and Summary Plan Description (filed as Exhibit 10.59 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference).

10.58†*	—
Second Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2011.

10.59†*	—	Second Amendment to the Weingarten Realty Retirement Plan dated March 14, 2011.
10.60†*	—	Third Amendment to the Weingarten Realty Retirement Plan dated May 4, 2011.
31.1*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document
_______________

*	Filed with this report.

**	Furnished with this report.

†	Management contract or compensation plan or arrangement.