Form 10-Q
period 2011-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2011-08-09
CIK 828916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [                                ] to [                            ]

Commission file number 1-9876

Weingarten Realty Investors

(Exact name of registrant as specified in its charter)

TEXAS	74-1464203
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2600 Citadel Plaza Drive
P.O. Box 924133
Houston, Texas	77292-4133
(Address of principal executive offices)	(Zip Code)

(713) 866-6000

(Registrant’s telephone number)

(Former name, former address and former fiscal

year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      YES  ☐            NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐             NO  ☒

As of August 1, 2011, there were 120,835,999 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.   Financial Statements (unaudited)

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Rentals, net	$135,521	$134,320	$266,894	$267,399
Other	5,704	3,471	8,426	6,484

Total	141,225	137,791	275,320	273,883

Expenses:
Depreciation and amortization	39,609	37,685	78,040	73,542
Operating	26,839	25,581	51,122	51,373
Real estate taxes, net	16,327	16,218	33,072	32,973
Impairment loss	18,892	15,825	19,662	16,061
General and administrative	6,612	6,069	13,168	12,660

Total	108,279	101,378	195,064	186,609

Operating Income	32,946	36,413	80,256	87,274
Interest Expense, net	(37,324)	(37,280)	(74,170)	(74,719)
Interest and Other Income, net	1,423	972	3,478	3,835
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	3,579	2,630	6,976	5,866
Loss on Redemption of Convertible Senior Unsecured Notes	-	(135)	-	(135)
Gain on Acquisition	4,559	-	4,559	-
Gain on Land and Merchant Development Sales	1	-	963	-
(Provision) Benefit for Income Taxes	(119)	320	197	(156)

Income from Continuing Operations	5,065	2,920	22,259	21,965

Operating (Loss) Income from Discontinued Operations	(2,261)	138	(2,365)	367
Gain on Sale of Property from Discontinued Operations	-	618	-	618

(Loss) Income from Discontinued Operations	(2,261)	756	(2,365)	985
Gain (Loss) on Sale of Property	135	(6)	233	842

Net Income	2,939	3,670	20,127	23,792
Less: Net Income Attributable to Noncontrolling Interests	(1,236)	(367)	(2,328)	(1,381)

Net Income Adjusted for Noncontrolling Interests	1,703	3,303	17,799	22,411
Dividends on Preferred Shares	(8,869)	(8,869)	(17,738)	(17,738)

Net (Loss) Income Attributable to Common Shareholders	$(7,166)	$(5,566)	$61	$4,673

Earnings Per Common Share - Basic:
(Loss) income from continuing operations attributable to common shareholders	$(0.04)	$(0.05)	$0.02	$0.03
(Loss) income from discontinued operations	(0.02)	-	(0.02)	0.01

Net (loss) income attributable to common shareholders	$(0.06)	$(0.05)	$-	$0.04

Earnings Per Common Share - Diluted:
(Loss) income from continuing operations attributable to common shareholders	$(0.04)	$(0.05)	$0.02	$0.03
(Loss) income from discontinued operations	(0.02)	-	(0.02)	0.01

Net (loss) income attributable to common shareholders	$(0.06)	$(0.05)	$-	$0.04

Comprehensive Income:
Net Income	$2,939	$3,670	$20,127	$23,792
Net unrealized loss on derivatives	(401)	-	(290)	-
Amortization of loss on derivatives	619	619	1,238	1,328

Comprehensive Income	3,157	4,289	21,075	25,120
Comprehensive Income Attributable to Noncontrolling Interests	(1,236)	(367)	(2,328)	(1,381)

Comprehensive Income Adjusted for Noncontrolling Interests	$1,921	$3,922	$18,747	$23,739

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	00000000	00000000
	June 30, 2011	December 31, 2010
ASSETS
Property	$4,827,374	$4,777,794
Accumulated Depreciation	(1,025,170)	(971,249)

Property, net *	3,802,204	3,806,545
Investment in Real Estate Joint Ventures and Partnerships, net	345,404	347,526

Total	4,147,608	4,154,071
Notes Receivable from Real Estate Joint Ventures and Partnerships	159,760	184,788
Unamortized Debt and Lease Costs, net	120,625	116,437
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $10,332 in 2011 and $10,137 in 2010) *	78,145	95,859
Cash and Cash Equivalents *	24,374	23,859
Restricted Deposits and Mortgage Escrows	32,003	10,208
Other, net	193,263	222,633

Total Assets	$4,755,778	$4,807,855

LIABILITIES AND EQUITY
Debt, net *	$2,615,976	$2,589,448
Accounts Payable and Accrued Expenses	108,929	126,767
Other, net	109,287	111,383

Total Liabilities	2,834,192	2,827,598

Commitments and Contingencies

Equity:
Shareholders’ Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2011 and 2010; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2011 and 2010; liquidation preference $72,500	1	1
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 140 shares issued and outstanding in 2011 and 2010; liquidation preference $350,000	4	4
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 120,822 in 2011 and 120,492 in 2010	3,640	3,630
Accumulated Additional Paid-In Capital	1,980,285	1,969,905
Net Income Less Than Accumulated Dividends	(218,126)	(151,780)
Accumulated Other Comprehensive Loss	(20,826)	(21,774)

Total Shareholders’ Equity	1,744,981	1,799,989
Noncontrolling Interests	176,605	180,268

Total Equity	1,921,586	1,980,257

Total Liabilities and Equity	$4,755,778	$4,807,855

* Consolidated Variable Interest Entities’ Assets and Liabilities included in the above balances (See Note 3):
Property, net	$231,641	$233,706
Accrued Rent and Accounts Receivable, net	6,751	9,514
Cash and Cash Equivalents	9,350	10,397
Debt, net	280,683	281,519

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	000000	000000
	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$20,127	$23,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,562	74,149
Amortization of deferred financing costs and debt discount	2,079	2,446
Impairment loss	22,550	16,061
Equity in earnings of real estate joint ventures and partnerships, net	(6,976)	(5,866)
Gain on acquisition	(4,559)	-
Gain on land and merchant development sales	(963)	-
Gain on sale of property	(233)	(1,460)
Loss on redemption of convertible senior unsecured notes	-	135
Distributions of income from real estate joint ventures and partnerships	1,500	853
Changes in accrued rent and accounts receivable, net	17,541	9,102
Changes in other assets, net	(14,692)	(9,998)
Changes in accounts payable, accrued expenses and other liabilities, net	(16,142)	(14,688)
Other, net	5,687	5,958

Net cash provided by operating activities	104,481	100,484

Cash Flows from Investing Activities:
Investment in property	(82,092)	(47,357)
Proceeds from sale and disposition of property, net	43,013	17,248
Change in restricted deposits and mortgage escrows	(21,795)	159
Notes receivable from real estate joint ventures and partnerships and other receivables:
Advances	(2,251)	(4,295)
Collections	4,375	12,592
Real estate joint ventures and partnerships:
Investments	(12,626)	(1,054)
Distributions of capital	8,373	8,944
Other, net	16,545	1,522

Net cash used in investing activities	(46,458)	(12,241)

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	15,750	-
Common shares of beneficial interest, net	3,650	1,616
Principal payments of debt	(87,303)	(73,993)
Changes in unsecured revolving credit facilities	97,850	-
Common and preferred dividends paid	(82,833)	(78,956)
Debt issuance costs paid	(356)	(6,233)
Other, net	(4,266)	(6,283)

Net cash used in financing activities	(57,508)	(163,849)

Net increase (decrease) in cash and cash equivalents	515	(75,606)
Cash and cash equivalents at January 1	23,859	153,584

Cash and cash equivalents at June 30	$24,374	$77,978

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Accumulated Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2010	$8	$3,615	$1,958,975	$(37,350)	$(23,958)	$205,366	$2,106,656
Net income				22,411		1,381	23,792
Shares issued in exchange for noncontrolling interests		1	745			(746)	-
Shares issued under benefit plans		8	4,599				4,607
Dividends declared – common shares (1)				(62,530)			(62,530)
Dividends declared – preferred shares (2)				(16,426)			(16,426)
Distributions to noncontrolling interests						(7,718)	(7,718)
Contributions from noncontrolling interests						1,336	1,336
Consolidation of joint ventures						(18,573)	(18,573)
Other comprehensive income					1,328		1,328
Other, net			427	(1,312)		(88)	(973)

Balance, June 30, 2010	$8	$3,624	$1,964,746	$(95,207)	$(22,630)	$180,958	$2,031,499

Balance, January 1, 2011	$8	$3,630	$1,969,905	$(151,780)	$(21,774)	$180,268	$1,980,257
Net income				17,799		2,328	20,127
Shares issued under benefit plans		10	7,516				7,526
Dividends declared – common shares (1)				(66,407)			(66,407)
Dividends declared – preferred shares (2)				(16,426)			(16,426)
Distributions to noncontrolling interests						(7,259)	(7,259)
Contributions from noncontrolling interests						3,717	3,717
Other comprehensive income					948		948
Other, net			2,864	(1,312)		(2,449)	(897)

Balance, June 30, 2011	$8	$3,640	$1,980,285	$(218,126)	$(20,826)	$176,605	$1,921,586

(1)	Common dividend per share was $.52 and $.55 for the six months ended June 30, 2010 and 2011, respectively.
(2)	Series D, E and F preferred dividend per share was $25.31, $86.88 and $81.25, respectively, for both the six months ended June 30, 2010 and 2011.

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

We operate a portfolio of properties that include neighborhood and community shopping centers and industrial properties of approximately 73.4 million square feet. We have a diversified tenant base with our largest tenant comprising only 3.1% of total rental revenues during the first six months of 2011.

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

We continuously review economic considerations at each reporting period, including the effects of tenant bankruptcies, the suspension of tenant expansion plans for new development projects, declines in real estate values, and any changes to plans related to our new development properties including land held for development, to identify properties where we believe market values may be deteriorating. Impairments of $2.6 million and $3.8 million were recognized for the three and six months ended June 30, 2011, respectively. No impairment was recorded for the three months ended June 30, 2010, and $.3 million were recognized for the six months ended June 30, 2010. Determining whether a property is impaired and, if impaired, the amount of write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation. If market conditions deteriorate or management’s plans for certain properties change, additional write-downs could be required in the future.

Our investment in partially owned real estate joint ventures and partnerships is reviewed for impairment each reporting period. The ultimate realization is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if we determine that a decline in the estimated fair value of an investment below its carrying amount is other than temporary. For the three and six months ended June 30, 2010, an impairment loss of $15.8 million was recognized in connection with the revaluation of our 50% equity interest in a development project in Sheridan, Colorado, as a result of our assumption of control of the project as of April 1, 2010. See Note 4 for additional information. No impairment on these investments was recorded for the three and six months ended June 30, 2011. However, there is no certainty that impairments would not occur in the future.

Our investments in tax increment revenue bonds are reviewed for impairment, if events or circumstances change indicating that the carrying amount of the investment may not be recoverable. Realization is dependent on a number of factors, including investment performance, market conditions and payment structure. We will record an impairment charge if we determine that a decline in the value of the investment below its carrying amount is other than temporary, recovery of its cost basis is uncertain, and/or it is uncertain if the investment will be held to maturity. On April 28, 2011, the tax increment revenue bonds were remarketed by the issuer, all of the outstanding bonds were recalled and new bonds were issued. For the three and six months ended June 30, 2011, we recorded an $18.7 million net credit loss on the exchange of bonds associated with our investment in the subordinated tax increment revenue bonds (see Notes 15 and 16 for further information). As of June 30, 2011, the reissued tax increment revenue bonds have been classified as held to maturity.

Restricted Deposits and Mortgage Escrows

Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted cash that is held for a specific use or in a qualified escrow account for the purposes of completing like-kind exchange transactions. At June 30, 2011, we had $2.0 million of restricted cash and $30.0 million held in escrow related to our mortgages and dispositions. At December 31, 2010, we had $1.8 million of restricted cash and $8.4 million held in escrow related to our mortgages.

Per Share Data

Earnings per common share – basic is computed using net (loss) income attributable to common shareholders and the weighted average shares outstanding. Earnings per common share – diluted include the effect of potentially dilutive securities. (Loss) income from continuing operations attributable to common shareholders includes gain on sale of property in accordance with SEC guidelines. Earnings per common share – basic and diluted components for the periods indicated are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Numerator:
Net (loss) income attributable to common shareholders – basic and diluted	$(7,166)	$(5,566)	$61	$4,673

Denominator:
Weighted average shares outstanding – basic	120,345	119,936	120,244	119,858
Effect of dilutive securities:
Share options and awards			967	797

Weighted average shares outstanding – diluted	120,345	119,936	121,211	120,655

Options to purchase 2.4 million and 3.6 million common shares of beneficial interest (“common shares”) for both the three and six months ended June 30, 2011 and 2010, respectively, were not included in the calculation of net (loss) income per common share - diluted as the exercise prices were greater than the average market price for the period. For the three months ended June 30, 2011 and 2010, 1.6 million and 1.7 million, respectively, of operating partnership units and 1.0 million and .8 million, respectively, of share options and awards were not included in the calculation of net (loss) income per common share – diluted because these items had an anti-dilutive effect. For the six months ended June 30, 2011 and 2010, 1.6 million and 1.7 million, respectively, of operating partnership units were not included in the calculation of net (loss) income per common share – diluted because these units had an anti-dilutive effect.

Cash Flow Information

We issued common shares valued at $.7 million during the six months ended June 30, 2010, in exchange for interests in real estate joint ventures and partnerships, which had been formed to acquire properties. No such shares were issued during the first six months of 2011. We also accrued $5.3 million and $5.1 million as of June 30, 2011 and 2010, respectively, associated with the construction of property. Cash payments for interest on debt, net of amounts capitalized, of $70.9 million and $71.0 million were made during the six months ended June 30, 2011 and 2010, respectively. Cash payments of $1.6 million and $2.0 million for income taxes were made during the six months ended June 30, 2011 and 2010, respectively.

We have acquired our partners’ noncontrolling interests in consolidated real estate joint ventures that increased shareholders’ equity by $1.7 million during the first six months of 2011. Also, we acquired an outside partner’s equity interest in a consolidated real estate joint venture that decreased shareholders’ equity by $.9 million during the first six months of 2010.

Effective April 13, 2011 and April 1, 2010, previously unconsolidated joint ventures were consolidated within our consolidated financial statements (see Note 4 for further information). The non-cash investing and financing activities are as follows (in thousands):

	000000	000000
	Six Months Ended June 30,
	2011	2010

Increase in other assets	$-	$148,255
Decrease in notes receivable from real estate joint ventures and partnerships	21,872	123,912
Increase in debt, net	-	101,741
Increase in property, net	32,307	32,940
Decrease in other liabilities, net	-	21,858
Decrease in noncontrolling interests	-	18,573
Decrease in investment in real estate joint ventures and partnerships	10,092	-

In association with property acquisitions and investments in unconsolidated real estate joint ventures, the non-cash investing and financing activities are as follows (in thousands):

	000000	000000
	Six Months Ended June 30,
	2011	2010

Increase in debt	$24,383	$-
Decrease in property	3,812	1,020
Decrease in real estate joint ventures and partnerships - investments	153	-
Increase in other, net	22	46

During the first six months of 2011, debt was reduced by $22.9 million associated with our guaranty of debt service on tax increment revenue bonds.

In connection with the sale of an 80% interest in two properties during the first quarter of 2010, we retained a 20% unconsolidated investment of $9.8 million. In addition, this transaction resulted in the unconsolidated joint venture assuming debt totaling $28.1 million.

Accumulated Other Comprehensive Loss

As of June 30, 2011, the balance in accumulated other comprehensive loss relating to derivatives and our retirement liability was $10.7 million and $10.1 million, respectively. As of December 31, 2010, the balance in accumulated other comprehensive loss relating to derivatives and our retirement liability was $11.7 million and $10.1 million, respectively.

Reclassifications

The reclassification of prior years’ operating results for the three and six months ended June 30, 2010 for certain properties to discontinued operations was made to conform to the current year presentation. This reclassification had no impact on previously reported net income, earnings per share, the consolidated balance sheet or cash flows.

Note 2.	Newly Issued Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which provides for additional disclosures about the credit quality of an entity’s financing receivables, including loans and trade accounts receivables with contractual maturities exceeding one year and any related allowance for losses. The provisions of this update were effective for us at December 31, 2010, with the exception of disclosures related to activity occurring during a reporting period, which was effective for us in the first quarter of 2011. The adoption did not materially impact our consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends previous guidance resulting in common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. The amendments both clarify the application of existing fair value measurement requirements and changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The provisions of this update are effective for us at January 1, 2012. We do not anticipate the adoption of this update to materially impact our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income,” which amends previous guidance by requiring all nonowner changes in shareholders’ equity to be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, an entity will be required to present on the face of the financial statements reclassification adjustments for items reclassified from other comprehensive income to net income. The provisions of this update are effective for us at January 1, 2012. We do not anticipate the adoption of this update to materially impact our consolidated financial statements.

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

Consolidated VIEs:

Two of our real estate joint ventures whose activities principally consist of owning and operating 30 neighborhood/community shopping centers, of which 22 are located in Texas, three in Georgia, two each in Tennessee and Florida and one in North Carolina, were determined to be VIEs. These VIEs have financing agreements that are guaranteed solely by us for tax planning purposes. We have determined that we are the primary beneficiary and have consolidated these joint ventures. Our maximum exposure to loss associated with these joint ventures is primarily limited to our guaranties of the debt, which were approximately $157.1 million in the aggregate at June 30, 2011.

Assets held by our consolidated VIEs approximate $271.8 million and $280.3 million at June 30, 2011 and December 31, 2010, respectively. Of these assets, $247.7 million and $253.6 million at June 30, 2011 and December 31, 2010, respectively, are collateral for debt.

Restrictions on the use of these assets are significant because they are collateral for the VIEs’ debt, and we would generally be required to obtain our partners’ approval in accordance with the joint venture agreements for any major transactions. Transactions with these joint ventures on our consolidated financial statements have been limited to changes in noncontrolling interests and reductions in debt from our partners’ contributions. We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required including operating cash shortfalls and unplanned capital expenditures. We have not provided any additional support as of June 30, 2011.

Unconsolidated VIEs:

At June 30, 2011, two unconsolidated real estate joint ventures were determined to be VIEs through the issuance of secured loans, of which $21.6 million of debt associated with a tenancy-in-common arrangement is recorded in our Condensed Consolidated Balance Sheet, since the lenders have the ability to make decisions that could have a significant impact on the success of the entities. In addition, we have another unconsolidated real estate joint venture with an interest in an entity which is deemed to be a VIE. This unconsolidated joint venture provided a guaranty on debt resulting from its investment in a joint venture. A summary of our unconsolidated VIEs is as follows (in thousands):

Period	Investment in Real Estate Joint Ventures and Partnerships, net (1)	Maximum Risk of Loss (2)

June 30, 2011	$30,400	$77,446
December 31, 2010	$11,581	$56,448

(1)	The carrying amount of the investments represents our contributions to the real estate joint ventures net of any distributions made and our portion of the equity in earnings of the joint ventures.
(2)	The maximum risk of loss has been determined to be limited to our debt exposure for each real estate joint venture.

We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls and unplanned capital expenditures, under which additional contributions may be required.

Note 4.	Business Combinations

Effective April 13, 2011, we acquired our partner’s 50% interest in an unconsolidated joint venture (“Palm Coast”) related to a development property in Palm Coast, Florida, which resulted in the consolidation of this property within our shopping center segment. Management has determined that this transaction qualified as a business combination to be accounted for under the acquisition method.

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

Accordingly, the assets and liabilities of these transactions were recorded in our consolidated balance sheet at their estimated fair values as of their respective effective date, with any applicable partner’s share of the resulting net change included in noncontrolling interests. Fair value of assets acquired, liabilities assumed and equity interests was estimated using market-based measurements, including cash flow and other valuation techniques. The fair value measurement is based on both significant inputs for similar assets and liabilities in comparable markets and significant inputs that are not observable in the markets in accordance with our fair value measurements accounting policy. Key assumptions include third-party broker valuation estimates, discount rate of 8% as of April 13, 2011, and discount rates ranging from 8% to 17% as of April 1, 2010, a terminal cap rate for similar properties, and factors that we believe market participants would consider in estimating fair value. The results of these transactions are included in our Condensed Consolidated Statements of Income and Comprehensive Income beginning April 13, 2011 and April 1, 2010, respectively.

The following table summarizes the transactions related to the business combinations, including the assets acquired and liabilities assumed as indicated (in thousands):

	Palm Coast April 13, 2011		Sheridan April 1, 2010

Fair value of our equity interests before business combinations	$7,578		$(21,858)

Fair value of consideration transferred	$11,462	(1)	$-

Amounts recognized for assets and liabilities assumed:
Assets:
Property	$32,807		$32,940
Unamortized debt and lease costs	2,421		5,182
Accrued rent and accounts receivable	211		213
Cash and cash equivalents	1,402		1,522
Other, net	694		151,464 (2)
Liabilities:
Debt, net	-		(101,741) (3)
Accounts payable and accrued expenses	(137)		(647)
Other, net	(318)		(1,334)

Total net assets	$37,080		$87,599

Noncontrolling interests of the real estate joint ventures	$-		$(18,573)

(1)	Consideration includes $.5 million of cash and $11.0 million in debt extinguished.
(2)	Includes primarily a $97.0 million debt service guaranty asset, tax increment revenue bonds of $51.3 million and intangible and other assets.
(3)	Excludes the effect of $123.9 million in intercompany debt that is eliminated upon consolidation.

Although we do not anticipate any changes in the Palm Coast fair value measurements, the measurements may be subject to change within 12 months of the business combination date if new facts or circumstances are brought to our attention that were previously unknown but existed as of the business combination date.

As a result of the Palm Coast acquisition, we recognized a gain of $4.6 million which is attributable to the realization upon consolidation of our preferred return on equity and is reported as a gain on acquisition in the Condensed Consolidated Statements of Income and Comprehensive Income for both the three and six months ended June 30, 2011. Additionally, as a result of our Sheridan business combination, we recognized an impairment loss of $15.8 million as a result of revaluing our 50% equity interest held in the real estate joint ventures before the business combinations, which is reported as an impairment loss in the Condensed Consolidated Statements of Income and Comprehensive Income for both the three and six months ended June 30, 2010. For both the three and six months ended June 30, 2011, Palm Coast’s impact increased revenues by $.8 million and increased net (loss) income attributable to common shareholders by $.3 million. For both the three and six months ended June 30, 2010, Sheridan’s impact increased revenues by $.5 million and decreased net (loss) income attributable to common shareholders by $.9 million.

The following table summarizes the pro forma impact of the real estate joint ventures as if Palm Coast and Sheridan had been consolidated as of the beginning of each respective year as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	Pro Forma 2011(1)	Pro Forma 2010 (1)	Pro Forma 2011(1)	Pro Forma 2010 (1)
Revenues	$141,253	$138,632	$276,234	$275,995
Net income	$2,887	$3,703	$20,066	$23,187
Net (loss) income attributable to common shareholders	$(7,218)	$(5,504)	$-	$4,383
Earnings per share – basic	$(.06)	$(.05)	$-	$.04
Earnings per share – diluted	$(.06)	$(.05)	$-	$.04

(1)	There are no non-recurring pro forma adjustments included within or excluded from the amounts in the preceding table.

Note 5.	Derivatives and Hedging

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

Cash Flow Hedges of Interest Rate Risk:

Our objective in using interest rate contracts is to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate contracts as part of our interest rate risk management strategy. Interest rate contracts designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount or capping floating rate interest payments.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of June 30, 2011 and December 31, 2010, respectively, we had three and two active interest rate contracts designated as cash flow hedges with an aggregate notional amount of $27.4 million and $11.8 million, respectively. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows. As of June 30, 2011 and December 31, 2010, the fair value of these derivatives included in net other assets was $.1 million in each respective period and included in net other liabilities was $.2 million and $.1 million, respectively.

As of June 30, 2011 and December 31, 2010, the balance in accumulated other comprehensive loss relating to cash flow interest rate contracts was $10.7 million and $11.7 million, respectively, and will be reclassified to net interest expense as interest payments are made on our fixed-rate debt. Amounts reclassified from accumulated other comprehensive loss to net interest expense were $.6 million during both the three months ended June 30, 2011 and 2010, and $1.2 million and $1.3 million during the six months ended June 30, 2011 and 2010, respectively. Within the next 12 months, approximately $2.6 million of the balance in accumulated other comprehensive loss is expected to be amortized to net interest expense related to settled interest rate contracts.

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

As of June 30, 2011 and December 31, 2010, we had four interest rate contracts with an aggregate notional amount of $119.9 million and $120.4 million, respectively, that were designated as fair value hedges and convert fixed interest payments at rates from 4.2% to 7.5% to variable interest payments ranging from .2% to 4.3% and .3% to 4.4%, respectively. We have determined that our fair value hedges are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in interest rates.

For the three and six months ended June 30, 2011, we recognized a net reduction in interest expense of $1.8 million and $3.6 million, respectively, related to our fair value hedges, which includes net settlements and any amortization adjustment of the basis in the hedged item. For the three and six months ended June 30, 2010, we recognized a net reduction in interest expense of $1.7 million and $3.2 million, respectively, related to our fair value hedges, which includes net settlements and any amortization adjustment of the basis in the hedged item. Also, for the three and six months ended June 30, 2010, we recognized a gain of $.3 million and $.6 million, respectively, associated with hedge ineffectiveness with no such activity in the related periods of 2011.

A summary of the changes in fair value of our interest rate contracts is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Gain (Loss) Recognized in Income

Three Months Ended June 30, 2011:
Interest expense, net	$2,000	$(2,000)	$-

Six Months Ended June 30, 2011:
Interest expense, net	$495	$(495)	$-

Three Months Ended June 30, 2010:
Interest expense, net	$9,674	$(9,364)	$310

Six Months Ended June 30, 2010:
Interest expense, net	$13,893	$(13,342)	$551

The interest rate contracts at June 30, 2011 and December 31, 2010 were reported at their fair values as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
June 30, 2011	Other Assets, net	$7,703	Other Liabilities, net	$177
December 31, 2010	Other Assets, net	$7,192	Other Liabilities, net	$108

A summary of our derivatives is as follows (in thousands):

Derivatives Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Three Months Ended June 30, 2011:
Cash Flow Interest Rate Contracts	$420	Interest expense, net	$(619)			Interest expense, net	$(19)
Fair Value Interest Rate Contracts				Interest expense, net	$3,042

Six Months Ended June 30, 2011:
Cash Flow Interest Rate Contracts	$302	Interest expense, net	$(1,238)			Interest expense, net	$(12)
Fair Value Interest Rate Contracts				Interest expense, net	$2,572

Three Months Ended June 30, 2010:
Cash Flow Interest Rate Contracts		Interest expense, net	$(619)
Fair Value Interest Rate Contracts				Interest expense, net	$14,422	Interest expense, net	$310

Six Months Ended June 30, 2010:
Cash Flow Interest Rate Contracts		Interest expense, net	$(1,328)
Fair Value Interest Rate Contracts				Interest expense, net	$17,542	Interest expense, net	$551

Note 6.	Debt

Our debt consists of the following (in thousands):

	June 30, 2011	December 31, 2010

Debt payable to 2038 at 2.6% to 8.8%	$2,316,914	$2,389,532
Debt service guaranty liability	74,075	97,000
Unsecured notes payable under revolving credit facilities	177,850	80,000
Obligations under capital leases	45,383	21,000
Industrial revenue bonds payable to 2015 at 2.4%	1,754	1,916

Total	$2,615,976	$2,589,448

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	June 30, 2011	December 31, 2010

As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$2,289,738	$2,349,802
Variable-rate debt	326,238	239,646

Total	$2,615,976	$2,589,448

As to collateralization:
Unsecured debt	$1,525,239	$1,450,148
Secured debt	1,090,737	1,139,300

Total	$2,615,976	$2,589,448

Effective February 11, 2010, we entered into an amended and restated $500 million unsecured revolving credit facility. The facility expires in February 2013 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. The borrowing margin and facility fee are priced off a grid that is tied to our senior unsecured credit ratings, which are currently 275.0 and 50.0 basis points, respectively. The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million.

Effective May 2010, we entered into an agreement with a bank for an unsecured and uncommitted overnight facility totaling $99 million that we intend to maintain for cash management purposes. The facility provides for fixed interest rate loans at a 30 day LIBOR rate plus a borrowing margin based on market liquidity.

At June 30, 2011, $165.0 million was outstanding under our revolving credit facility at a variable interest rate of 1.3%. At December 31, 2010, no amounts under our revolving credit facility were outstanding. Letters of credit totaling $2.3 million and $52.4 million were outstanding under the revolving credit facility at June 30, 2011 and December 31, 2010, respectively. The balance outstanding under our unsecured and uncommitted overnight facility was $12.9 million and $80.0 million at June 30, 2011 and December 31, 2010, respectively, at a variable interest rate of 1.6% and 1.8%, respectively. The available balance under our revolving credit facility was $332.7 million and $447.6 million at June 30, 2011 and December 31, 2010, respectively. During 2011, the maximum balance and weighted average balance outstanding under both facilities combined were $180.0 million and $100.5 million, respectively, at a weighted average interest rate of 1.7%. During 2010, the maximum balance and weighted average balance outstanding under both facilities combined were $80.0 million and $12.2 million, respectively, at a weighted average interest rate of 1.8%.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4 is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040, as extended by the Sheridan Redevelopment Agency (“Agency”) in April 2011. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. At June 30, 2011 and December 31, 2010, respectively, we had $74.1 million and $97.0 million outstanding for the debt service guaranty liability.

At June 30, 2011 and December 31, 2010, respectively, we had $131.1 million and $129.9 million of 3.95% convertible senior unsecured notes outstanding due 2026. Interest is payable semi-annually in arrears on February 1 and August 1 of each year. The notes are redeemable for cash at our option beginning in August 2011 for the principal amount plus accrued and unpaid interest. Holders of the notes have the right to require us to repurchase their notes for cash equal to the principal of the notes plus accrued and unpaid interest in August 2011, 2016 and 2021 or in the event of a change in control.

The notes are convertible under certain circumstances for our common shares at an initial conversion rate of 20.3770 common shares per $1,000 of principal amount of the notes (an initial conversion price of $49.075). Although no events have occurred, the conversion rate could have been adjusted if certain change in control transactions or other specified events had occurred on or prior to August 4, 2011. Upon the conversion of the notes, we will deliver cash for the principal return, as defined, and cash or common shares, at our option, for the excess of the conversion value, as defined, over the principal return.

These notes are recorded at a discount of $.2 million and $1.3 million as of June 30, 2011 and December 31, 2010, respectively, which will be amortized through July 2011 resulting in an effective interest rate for both periods of 5.75%. For the three months ended June 30, 2011 and 2010, net interest expense associated with this debt totaled $2.0 million for both periods including the amortization of the discount totaling $.6 million and $.5 million, respectively. For both the six months ended June 30, 2011 and 2010, net interest expense associated with this debt totaled $4.0 million including the amortization of the discount totaling $1.1 million for each period. The carrying value of the equity component as of both June 30, 2011 and December 31, 2010 was $23.4 million.

Subsequent to June 30, 2011, $77.2 million of the 3.95% convertible senior unsecured notes were redeemed for cash in accordance with the provisions described above, and we paid our fixed rate 7% unsecured notes in the amount of $117.7 million at maturity.

Various leases and properties, and current and future rentals from those lease and properties, collateralize certain debt. At June 30, 2011 and December 31, 2010, the carrying value of such property aggregated $1.8 billion for both periods.

Scheduled principal payments on our debt (excluding $177.9 million due under our revolving credit facilities, $45.4 million of certain capital leases, $7.6 million fair value of interest rate contracts, $3.7 million net premium/(discount) on debt, $10.9 million of non-cash debt-related items, and $74.1 million debt service guaranty liability) are due during the following years (in thousands):

2011 remaining	$161,171
2012	307,228
2013	315,094
2014	473,863
2015	245,603
2016	231,311
2017	142,119
2018	64,411
2019	153,747
2020	3,658
Thereafter (1)	198,291

Total	$2,296,496

(1)	Includes $131.3 million of our 3.95% convertible senior unsecured notes outstanding due 2026, of which $77.2 million have been redeemed on August 1, 2011.

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We believe we were in compliance with all restrictive covenants as of June 30, 2011.

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

Currently, we do not anticipate redeeming either the Series E or Series D preferred shares due to current market conditions; however, no assurance can be given that we will not redeem these shares if conditions change.

Note 8.	Common Shares of Beneficial Interest

The dividend rate per share for our common shares was $.275 and $.26 for three months ended June 30, 2011 and 2010, respectively, and $.55 and $.52 for the six months ended June 30, 2011 and 2010, respectively.

In May 2010, our shareholders approved an amendment to our declaration of trust increasing the number of our authorized common shares, $.03 par value per share, from 150.0 million to 275.0 million.

Note 9.	Property

Our property consisted of the following (in thousands):

	June 30, 2011	December 31, 2010

Land	$956,449	$925,497
Land held for development	157,179	170,213
Land under development	15,418	22,967
Buildings and improvements	3,658,921	3,610,889
Construction in-progress	39,407	48,228

Total	$4,827,374	$4,777,794

The following carrying charges were capitalized (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Interest	$317	$869	$654	$1,992
Real estate taxes	72	64	83	219

Total	$389	$933	$737	$2,211

During the six months ended June 30, 2011, we invested $42.9 million in the acquisition of two operating properties and $5.9 million in new development projects. We also, acquired our partner’s 50% unconsolidated joint venture interest in a Florida development property, which increased property by $32.8 million.

During the six months ended June 30, 2011, we sold two retail properties, an industrial property, a retail building and five undeveloped land parcels with aggregate gross sales proceeds from these dispositions totaling $44.8 million.

Impairment charges, as described in Note 1, of $2.6 million and $3.8 million were recognized for the three and six months ended June 30, 2011, respectively, resulting from a change in anticipated holding periods. No impairment was recorded for the three months ended June 30, 2010, and $.3 million was recognized for the six months ended June 30, 2010.

Note 10.	Discontinued Operations

For the six months ended June 30, 2011, we sold an industrial building located in Georgia and two shopping centers located in Kansas and Texas. During 2010, we sold a shopping center located in Texas. The operating results of these properties have been reclassified and reported as discontinued operations in the Condensed Consolidated Statements of Income and Comprehensive Income. Revenues recorded in the operating (loss) income from discontinued operations for the three and six months ended June 30, 2011 totaled $.6 million and $1.6 million, respectively. Revenues recorded in operating (loss) income from discontinued operations for the three and six months ended June 30, 2010 totaled $1.0 million and $2.0 million, respectively. Included in the Condensed Consolidated Balance Sheet at December 31, 2010 were $40.6 million of property and $9.4 million of accumulated depreciation related to properties sold during the six months ended June 30, 2011.

For the three and six months ended June 30, 2011, impairment losses of $2.4 million and $2.8 million, respectively, were reported in discontinued operations. No impairment was recognized during the three and six months ended June 30, 2010.

We do not allocate other consolidated interest to discontinued operations because the interest savings to be realized from the proceeds of the sale of these operations is not material.

Note 11.	Notes Receivable from Real Estate Joint Ventures and Partnerships

We have ownership interests in a number of real estate joint ventures and partnerships. Notes receivable from these entities bear interest ranging from approximately 2.8% to 10.0%. These notes are due at various dates through 2013 and are generally secured by real estate assets. We believe these notes are fully collectible, and no allowance has been recorded. Interest income recognized on these notes was $.9 million for both the three months ended June 30, 2011 and 2010, respectively, and $1.7 million and $2.4 million for the six months ended June 30, 2011 and 2010, respectively.

In April 2011, we acquired our partner’s 50% unconsolidated joint venture interest in a Florida development property, which includes the extinguishment of $21.9 million of our notes receivable from real estate joint ventures and partnerships.

Subsequent to June 30, 2011, two notes receivable related to a joint venture development project in Aurora, Colorado matured and were temporarily extended to allow the equity holders to continue evaluating refinancing options. The first note totals $17.6 million including accrued interest at June 30, 2011, and is secured by our partner’s interest in the joint venture that owns the development project. The second note of $43.0 million including accrued interest at June 30, 2011, is secured by the development property and future public financing funds. Prior to maturity, these notes receivable were current on interest payments, and nonscheduled principal payments had been received due to excess cash flows from the operating property. At this time, we can provide no assurances that the notes will be refinanced by us or repaid as a result of obtaining third party financing. Under these circumstances, we would have to consider all available alternatives including foreclosure on the notes’ collateral.

Note 12.	Related Parties

Through our management activities and transactions with our real estate joint ventures and partnerships, we had accounts receivable of $4.6 million and $2.7 million outstanding as of June 30, 2011 and December 31, 2010, respectively. We also had accounts payable and accrued expenses of $7.8 million and $9.6 million outstanding as of June 30, 2011 and December 31, 2010, respectively. For the three months ended June 30, 2011 and 2010, we recorded joint venture fee income of $1.5 million and $1.4 million, respectively. For the six months ended June 30, 2011 and 2010, we recorded joint venture fee income of $3.1 million and $2.9 million, respectively.

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

	June 30, 2011	December 31, 2010

Combined Condensed Balance Sheets

Property	$2,129,542	$2,142,524
Accumulated depreciation	(271,200)	(247,996)

Property, net	1,858,342	1,894,528

Other assets, net	172,392	168,091

Total	$2,030,734	$2,062,619

Debt, net (primarily mortgages payable)	$559,892	$552,552
Amounts payable to Weingarten Realty Investors and affiliates	178,875	202,092
Other liabilities, net	48,431	45,331

Total	787,198	799,975

Accumulated equity	1,243,536	1,262,644

Total	$2,030,734	$2,062,619

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Combined Condensed Statements of Income

Revenues, net	$50,866	$47,080	$102,192	$94,607

Expenses:
Depreciation and amortization	16,913	15,298	34,544	30,643
Interest, net	9,573	8,742	18,837	18,141
Operating	8,936	7,915	17,830	16,145
Real estate taxes, net	6,128	6,450	12,606	12,479
General and administrative	877	1,001	1,969	1,897
Provision for income taxes	116	85	201	145
Impairment loss	-	231	2,058	231

Total	42,543	39,722	88,045	79,681

Loss on sale of property	-	-	(21)	(3)

Net income	$8,323	$7,358	$14,126	$14,923

Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities’ underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net basis differences, which totaled $7.6 million and $8.8 million at June 30, 2011 and December 31, 2010, respectively, are generally amortized over the useful lives of the related assets.

Our real estate joint ventures and partnerships determined that the carrying amount of certain properties was not recoverable and that the properties should be written down to fair value. For the six months ended June 30, 2011, our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $2.1 million, and no such activity was present for the three months ended June 30, 2011. For both the three and six months ended June 30, 2010, $.2 million was recorded.

Fees earned by us for the management of these real estate joint ventures and partnerships totaled $1.5 million and $1.4 million for the three months ended June 30, 2011 and 2010, respectively, and $3.1 million and $2.9 million for the six months ended June 30, 2011 and 2010, respectively.

In March 2011, an unconsolidated real estate joint venture sold an industrial building with gross sales proceeds of $4.0 million.

In April 2011, we acquired a 50%-owned unconsolidated real estate joint venture interest in three retail properties for approximately $11.6 million. We also acquired our partner’s 50% unconsolidated joint venture interest in a Florida development property that we had previously accounted for under the equity method. This transaction resulted in the consolidation of the property in our consolidated financial statements.

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

Also, in the fourth quarter of 2010, we acquired interests in two unconsolidated real estate joint ventures for approximately $35.8 million.

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

Our taxable REIT subsidiary is subject to federal, state and local income taxes. We have recorded a federal income tax benefit of $.2 million and $.7 million during the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, we have recorded a federal income tax benefit of $.9 million and $.6 million, respectively. Also, we did not have a current tax obligation as of both June 30, 2011 and December 31, 2010 in association with this tax.

Our deferred tax assets and liabilities, including a valuation allowance, consisted of the following (in thousands):

	June 30, 2011	December 31, 2010

Deferred tax assets:
Impairment loss	$14,761	$13,584
Allowance on other assets	1,443	1,423
Interest expense	8,977	7,256
Net operating loss carryforward	5,119	4,684
Other	1,073	672

Total deferred tax assets	31,373	27,619
Valuation allowance	(19,262)	(15,818)

Total deferred tax assets, net of allowance	$12,111	$11,801

Deferred tax liabilities:
Straight-line rentals	$1,450	$1,290
Book-tax basis differential	3,977	4,708
Other	3	-

Total deferred tax liabilities	$5,430	$5,998

At June 30, 2011 and December 31, 2010, we have recorded a net deferred tax asset of $12.1 million and $11.8 million; including the benefit of $14.8 million and $13.6 million of impairment losses, respectively, which will not be recognized until the related properties are sold. Realization is dependent on generating sufficient taxable income in the year the property is sold. Management believes it is more likely than not that a portion of these deferred tax assets, which primarily consists of impairment losses, will not be realized and established a valuation allowance totaling $19.3 million and $15.8 million as of June 30, 2011 and December 31, 2010, respectively. However, the amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income are reduced.

Note 15.	Commitments and Contingencies

As of June 30, 2011, we participate in five real estate ventures structured as DownREIT partnerships that have properties in Arkansas, California, Georgia, North Carolina, Texas and Utah. As a general partner, we have operating and financial control over these ventures and consolidate them in our consolidated financial statements. These ventures allow the outside limited partners to exchange their interest in the partnership for our common shares or an equivalent amount in cash. We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. During the six months ended June 30, 2010, we issued common shares valued at $.7 million in exchange for certain of these interests. No shares were issued in exchange for certain of these interests during the six months ended June 30, 2011. The aggregate redemption value of these interests was approximately $41 million and $39 million as of June 30, 2011 and December 31, 2010, respectively.

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

We are subject to numerous federal, state and local environmental laws, ordinances and regulations in the areas where we own or operate properties. We are not aware of any contamination which may have been caused by us or any of our tenants that would have a material effect on our consolidated financial statements.

As part of our risk management activities, we have applied and been accepted into state sponsored environmental programs which will limit our expenses if contaminants need to be remediated. We also have an environmental insurance policy that covers us against third party liabilities and remediation costs.

While we believe that we do not have any material exposure to environmental remediation costs, we cannot give absolute assurance that changes in the law or new discoveries of contamination will not result in additional liabilities to us.

Related to our investment in a development project in Sheridan, Colorado, we, our joint venture partner and the joint venture have each provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. In 2007, the Agency issued $97 million of Series A bonds used for an urban renewal project. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales, and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the bond liability has been paid in full or 2030 (unless such date is otherwise extended by the Agency).

In connection with the above project and a lawsuit settlement in 2009, the joint venture purchased a portion of the bonds in the amount of $51.3 million at par, and we established a $46.3 million letter of credit.

On April 28, 2011, the Agency remarketed the bonds, which included an extension of the incremental taxes and PIF for an additional 10 years. All of the outstanding bonds were recalled by the Agency and replaced with $74.1 million in senior bonds and $57.7 million in subordinate bonds. This transaction resulted in us receiving approximately $16.5 million in cash proceeds and $57.7 million in new subordinated bonds replacing the face value of our $51.3 million of senior bonds and $22.4 million of subordinate bonds. The subordinate bonds had been previously written down to a fair value of $10.7 million. Upon the completion of this transaction, we recorded a net credit loss on the exchange of bonds of approximately $18.7 million, and our $46.3 million letter of credit was terminated.

We have entered into commitments aggregating $57.2 million comprised principally of construction contracts which are generally due in 12 to 36 months.

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

Tax Increment Revenue Bonds

These assets represent tax increment revenue bonds which were issued by the Agency in connection with our investment in a development project in Sheridan, Colorado. The senior tax increment revenue bonds were valued based on quoted prices for similar assets in an active market. As a result, we have determined that the senior tax increment revenue bonds are classified within Level 2 of the fair value hierarchy. The valuation of our subordinated tax increment revenue bonds was determined based on assumptions that management believes market participants would use in pricing using widely accepted valuation techniques including discounted cash flow analysis based on the expected future sales tax revenues of the development project. This analysis reflected the contractual terms of the bonds, including the period to maturity, and used observable market-based inputs, such as market discount rates and unobservable market-based inputs, such as future growth and inflation rates. Since the majority of our inputs were unobservable, we have determined that the subordinate tax increment revenue bonds fall within the Level 3 classification of the fair value hierarchy. At December 31, 2010, the carrying value of these bonds was equal to its fair value. Upon the exchange of the tax increment revenue bonds, no bonds were held as available for sale at June 30, 2011.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Active Markets for	Active Markets for	Active Markets for	Active Markets for
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2011
Assets:
Investments in grantor trusts	$15,270			$15,270
Derivative instruments:
Interest rate contracts		$7,703		7,703

Total	$15,270	$7,703	$-	$22,973

Liabilities:
Derivative instruments:
Interest rate contracts		$177		$177
Deferred compensation plan obligations	$15,270			15,270

Total	$15,270	$177	$-	$15,447

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2010
Assets:
Investments in grantor trusts	$15,055			$15,055
Tax increment revenue bonds		$51,255	$10,700	61,955
Derivative instruments:
Interest rate contracts		7,192		7,192

Total	$15,055	$58,447	$10,700	$84,202

Liabilities:
Derivative instruments:
Interest rate contracts		$108		$108
Deferred compensation plan obligations	$15,055			15,055

Total	$15,055	$108	$-	$15,163

A reconciliation of the outstanding balance of the subordinate tax increment revenue bonds using significant unobservable inputs (Level 3) is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Outstanding, January 1, 2010	$-
Additions (1)	22,417
Loss included in earnings (2)	(11,717)

Outstanding, December 31, 2010	10,700
Settlement of recalled bonds (3)	(10,700)

Outstanding, June 30, 2011	$-

(1)	Additions represent an investment including accrued interest in subordinate tax increment revenue bonds that was classified as available for sale on December 31, 2010.
(2)	Represents the change in net unrealized losses recognized in impairment loss in the Statement of Consolidated Income and Comprehensive Income for the year ended December 31, 2010.
(3)

Settlement of recalled bonds represents the recall of previously issued subordinated tax increment revenue bonds that were available for sale and were replaced with held to maturity subordinated tax increment revenue bonds associated with the exchange transaction in April 2011.

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

Subordinate Tax Increment Revenue Bonds Impairment

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

Assets measured at fair value on a nonrecurring basis during 2011, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Active Markets for	Active Markets for	Active Markets for	Active Markets for	Active Markets for
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Gains (Losses) (1)
Property		$6,445		$6,445	$(115)
Subordinate tax increment revenue bonds			$26,723	26,723	(18,737)

Total	$-	$6,445	$26,723	$33,168	$(18,852)

(1)	Total gains (losses) exclude impairments on disposed assets.

In accordance with our policy of evaluating and recording impairments on the disposal of long-lived assets, a property with a carrying amount of $6.2 million was written down to a fair value of $6.4 million less costs to sell of $.3 million, resulting in a loss of $.1 million, which was included in earnings for the period. Management’s estimate of the fair value of this property was determined using the expected sales price of an executed agreement for the Level 2 input.

In addition, a net credit loss on the exchange of bonds of $18.7 million was recognized upon the recall and replacement of our investment in tax increment revenue bonds by the Agency. The exchange transaction resulted in us receiving approximately $16.5 million in cash proceeds and $57.7 million in new subordinated bonds replacing the face value of our $51.3 million of senior bonds and $22.4 million of subordinate bonds. The subordinate bonds had been previously written down to a fair value of $10.7 million. The carrying value of the $57.7 million subordinated bonds received in the exchange were written down to their fair value of $26.7 million, of which a loss of $11.7 million was previously recognized in December 2010. Management does not expect to recover the par value of the bonds based upon changes in terms of the bonds and future sales tax revenue projections of the development project through their maturity. Management’s estimates of the fair value of these investments were determined using third-party sales revenue projections, future growth rates ranging from 1% to 4% and inflation rates ranging from 1% to 2% for the Level 3 inputs.

Assets measured at fair value on a nonrecurring basis at December 31, 2010, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Active Markets for	Active Markets for	Active Markets for	Active Markets for	Active Markets for
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Gains (Losses) (1)
Property			$2,325	$2,325	$(2,827)
Subordinate tax increment revenue bonds			10,700	10,700	(11,717)
Subordinate tax increment revenue note					(598)

Total	$-	$-	$13,025	$13,025	$(15,142)

(1)	Total gains (losses) exclude impairments on disposed assets.

At December 31, 2010, property with a total carrying amount of $5.1 million was written down to its fair value of $2.3 million, resulting in a loss of $2.8 million, which was included in earnings. Management’s estimate of the fair value of this property was determined using third party broker valuations for the Level 3 inputs.

In addition, at December 31, 2010, our subordinate tax increment revenue investments, the bonds issued by the Agency with a carrying value of $22.4 million, were written down to their fair value of $10.7 million as they are no longer classified as held to maturity. Also, our note with a carrying value of $.6 million was written down to its fair value of zero. Management’s estimates of the fair value of these investments were determined using third-party sales revenue projections and future growth and inflation rates for the Level 3 inputs.

Fair Value Disclosures:

Unless otherwise described below, short-term financial instruments and receivables are carried at amounts which approximate their fair values based on their highly-liquid nature, short-term maturities and/or expected interest rates for similar instruments.

Notes Receivable from Real Estate Joint Ventures and Partnerships

We estimated the fair value of our notes receivables from real estate joint ventures and partnerships based on quoted market prices for publicly-traded notes and on the discounted estimated future cash receipts. The discount rates used approximate current lending rates for a note or groups of notes with similar maturities and credit quality, assumes the note is outstanding through maturity and considers the note’s collateral (if applicable). We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. Notes with a carrying value of $159.8 million and $184.8 million at June 30, 2011 and December 31, 2010, respectively, have a fair value of approximately $166.1 million and $188.0 million, respectively.

Tax Increment Revenue Bonds

We estimated the fair value of our held to maturity subordinated tax increment revenue bonds, which were issued by the Agency in connection with our investment in a development project in Sheridan, Colorado, based on assumptions that management believes market participants would use in pricing using widely accepted valuation techniques including discounted cash flow analysis based on the expected future sales tax revenues of the development project. This analysis reflects the contractual terms of the bonds, including the period to maturity, and uses observable market-based inputs, such as market discount rates and unobservable market-based inputs, such as future growth and inflation rates. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. At June 30, 2011, the carrying value of these bonds was $26.7 million, which approximates its fair value. No such bonds were held to maturity at December 31, 2010.

A reconciliation of the credit loss recognized on our subordinated tax increment revenue bonds at June 30, 2011 is as follows (in thousands):

Credit Loss Recognized
Beginning balance, January 1, 2011	$11,717
Additions	19,305

Ending balance, June 30, 2011	$31,022

Debt

We estimated the fair value of our debt based on quoted market prices for publicly-traded debt and on the discounted estimated future cash payments to be made for other debt. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable). We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. Fixed-rate debt with a carrying value of $2.3 billion at both June 30, 2011 and December 31, 2010 has a fair value of approximately $2.4 billion for both periods. Variable-rate debt with carrying values of $326.2 million and $239.6 million as of June 30, 2011 and December 31, 2010, respectively, has fair values of approximately $341.0 million and $252.2 million, respectively.

Note 17.	Share Options and Awards

In April 2011, our Long-Term Incentive Plan for the issuance of options and share awards expired, and issued options of 3.7 million remain outstanding as of June 30, 2011. The share options granted under this plan to non-officers vest over a three-year period beginning after the grant date, and share options and restricted shares for officers vest over a five-year period after the grant date. Restricted shares granted to trust managers and share options or awards granted to retirement eligible employees are expensed immediately.

In May 2010, our shareholders approved the adoption of the Amended and Restated 2010 Long-Term Incentive Plan, under which 3.0 million of our common shares were reserved for issuance, and options and share awards of 2.1 million are available for future grant at June 30, 2011. This plan expires in May 2020. Currently, these share options granted to non-officers vest ratably over a three-year period beginning after the grant date, and share options and restricted shares for officers vest ratably over a five-year period after the grant date. Restricted shares granted to trust managers and share options or awards granted to retirement eligible employees are expensed immediately. Restricted shares have the same rights of a shareholder, including the right to vote and receive dividends, except as otherwise provided by our Management Development and Executive Compensation Committee.

The grant price for both the Long-Term Incentive Plan and the Amended and Restated 2010 Long-Term Incentive Plan (collectively, the “Plans”) is calculated as an average of the high and low of the quoted fair value of our common shares on the date of grant. In the Plans, these options expire upon the earlier of termination of employment or 10 years from the date of grant, and restricted shares for officers and trust managers are granted at no purchase price. Our policy is to recognize compensation expense for equity awards ratably over the vesting period, except for retirement eligible amounts. For the three months ended June 30, 2011 and 2010, compensation expense, net of forfeitures, associated with share options and restricted shares totaled $1.5 million and $1.4 million, of which $.4 million and $.3 million was capitalized, respectively. For the six months ended June 30, 2011 and 2010, compensation expense, net of forfeitures, associated with share options and restricted shares totaled $3.5 million and $2.4 million, of which $.8 million and $.6 million was capitalized, respectively.

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

	39.6	39.6
	Six Months Ended June 30,
	2011	2010

Fair value per share option	$ 5.68	$ 5.42
Dividend yield	5.3%	5.3%
Expected volatility	39.6%	38.8%
Expected life (in years)	6.2	6.2
Risk-free interest rate	2.4%	2.9%

Following is a summary of the option activity for the six months ended June 30, 2011:

	4,614,272	4,614,272
	Shares Under Option	Weighted Average Exercise Price

Outstanding, January 1, 2011	4,614,272	$27.62
Granted	483,459	24.87
Forfeited or expired	(38,392)	22.67
Exercised	(211,438)	18.15

Outstanding, June 30, 2011	4,847,901	$27.80

The total intrinsic value of options exercised during the three and six months ended June 30, 2011 was $.6 million and $1.5 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2010 was $.2 million and $.7 million, respectively. As of June 30, 2011 and December 31, 2010, there was approximately $4.9 million and $3.8 million, respectively, of total unrecognized compensation cost related to unvested share options, which is expected to be amortized over a weighted average of 2.6 years and 2.5 years, respectively.

The following table summarizes information about share options outstanding and exercisable at June 30, 2011:

	Outstanding				Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)

$11.85 - $17.78	982,284	7.7 years	$11.85		440,603	$11.85	7.7 years

$17.79 - $26.69	1,480,881	6.4 years	$23.71		622,596	$23.45	2.5 years

$26.70 - $40.05	1,906,782	4.8 years	$34.26		1,647,052	$34.58	4.4 years

$40.06 - $49.62	477,954	5.4 years	$47.46		394,471	$47.46	5.4 years

Total	4,847,901	5.9 years	$27.80	$-	3,104,722	$30.76	4.6 years	$-

A summary of the status of unvested restricted shares for the six months ended June 30, 2011 is as follows:

	Unvested Restricted Share Awards	Weighted Average Grant Date Fair Value

Outstanding, January 1, 2011	396,797	$19.32
Granted	158,040	24.89
Vested	(118,582)	20.36
Forfeited	(13,697)	20.50

Outstanding, June 30, 2011	422,558	$21.07

As of June 30, 2011 and December 31, 2010, there was approximately $6.5 million and $5.1 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 2.8 years for both periods.

Note 18.	Employee Benefit Plans

We sponsor a noncontributory qualified retirement plan and a separate and independent nonqualified supplemental retirement plan for certain employees. The components of net periodic benefit cost for both plans are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Service cost	$789	$908	$1,931	$1,783
Interest cost	724	677	1,890	1,336
Expected return on plan assets	(405)	(253)	(1,225)	(506)
Prior service cost	(21)	(21)	(70)	(42)
Recognized loss	151	164	462	329

Total	$1,238	$1,475	$2,988	$2,900

For the six months ended June 30, 2011 and 2010, we contributed $2.2 million and $2.0 million to the qualified retirement plan, respectively. Currently, we do not anticipate making any additional contributions to this plan during 2011.

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

The shopping center segment is engaged in the acquisition, development and management of real estate, primarily anchored neighborhood and community shopping centers located in Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Maine, Missouri, Nevada, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Utah and Washington. The customer base includes supermarkets, discount retailers, drugstores and other retailers who generally sell basic necessity-type commodities. The industrial segment is engaged in the acquisition, development and management of bulk warehouses and office/service centers. Its properties are located in California, Florida, Georgia, Tennessee, Texas and Virginia, and the customer base is diverse. Included in “Other” are corporate-related items, insignificant operations and costs that are not allocated to the reportable segments.

Information concerning our reportable segments is as follows (in thousands):

	Shopping Center	Industrial	Other	Total

Three Months Ended June 30, 2011:
Revenues	$125,036	$12,530	$3,659	$141,225
Net Operating Income	88,007	8,472	1,580	98,059
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	3,439	286	(146)	3,579

Three Months Ended June 30, 2010:
Revenues	$122,144	$13,142	$2,505	$137,791
Net Operating Income	86,213	8,958	821	95,992
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	2,457	319	(146)	2,630

Six Months Ended June 30, 2011:
Revenues	$244,627	$24,917	$5,776	$275,320
Net Operating Income	172,494	17,028	1,604	191,126
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	6,763	432	(219)	6,976

Six Months Ended June 30, 2010:
Revenues	$243,688	$25,627	$4,568	$273,883
Net Operating Income	171,008	17,456	1,073	189,537
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	5,636	525	(295)	5,866

As of June 30, 2011:
Investment in Real Estate Joint Ventures and Partnerships, net	$308,028	$37,376	$-	$345,404
Total Assets	3,442,227	355,252	958,299	4,755,778

As of December 31, 2010:
Investment in Real Estate Joint Ventures and Partnerships, net	$309,171	$38,355	$-	$347,526
Total Assets	3,469,694	363,153	975,008	4,807,855

Segment net operating income reconciles to income from continuing operations as shown in the Condensed Consolidated Statements of Income and Comprehensive Income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Total Segment Net Operating Income	$98,059	$95,992	$191,126	$189,537
Depreciation and Amortization	(39,609)	(37,685)	(78,040)	(73,542)
Impairment Loss	(18,892)	(15,825)	(19,662)	(16,061)
General and Administrative	(6,612)	(6,069)	(13,168)	(12,660)
Interest Expense, net	(37,324)	(37,280)	(74,170)	(74,719)
Interest and Other Income, net	1,423	972	3,478	3,835
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	3,579	2,630	6,976	5,866
Loss on Redemption of Convertible Senior Unsecured Notes	-	(135)	-	(135)
Gain on Acquisition	4,559	-	4,559	-
Gain on Land and Merchant Development Sales	1	-	963	-
(Provision) Benefit for Income Taxes	(119)	320	197	(156)

Income from Continuing Operations	$5,065	$2,920	$22,259	$21,965

Note 20.	Noncontrolling Interests

The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Six Months Ended June 30,
	2011	2010

Net income adjusted for noncontrolling interests	$17,799	$22,411
Transfers from the noncontrolling interests:
Increase in equity for operating partnership units	-	746
Net increase (decrease) in equity for the acquisition of noncontrolling interests	1,668	(879)

Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$19,467	$22,278

******

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations. Our results of operations and financial condition, as reflected in the accompanying condensed consolidated financial statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors which could affect the ongoing viability of our tenants.

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

We operate a portfolio of rental properties which includes neighborhood and community shopping centers and industrial properties that total approximately 73.4 million square feet. We have a diversified tenant base with our largest tenant comprising only 3.1% of total rental revenues during 2011.

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

During the second quarter of 2011, we announced our intentions to dispose over $600 million of non-core wholly-owned or joint venture operating properties over the next few years, which will recycle capital for growth opportunities and strengthen our operating fundamentals. Improvements in the economy have reopened markets to create more favorable pricing for dispositions; however, market conditions may deteriorate and impact our ability to execute our disposition plan. Additionally, competition for quality acquisition opportunities remains substantial; nevertheless, we have been successful in identifying selected properties, which meet our return hurdles, and we will continue to actively evaluate other opportunities as they enter the market.

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

At June 30, 2011, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 386 developed income-producing properties and 11 properties under various stages of construction and development. The total number of centers includes 317 neighborhood and community shopping centers, 77 industrial projects and three other operating properties located in 23 states spanning the country from coast to coast.

We also owned interests in 42 parcels of land held for development that totaled approximately 31.6 million square feet.

We had approximately 7,200 leases with 5,200 different tenants at June 30, 2011.

Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including real estate taxes, and additional rent payments based on a percentage of the tenants’ sales. The majority of our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. Through this challenging economic environment, we believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.

In assessing the performance of our properties, management carefully tracks the occupancy of the portfolio. Occupancy for the total portfolio decreased from 91.9% at December 31, 2010 to 91.2% at June 30, 2011. While we will continue to monitor the economy and the effects on our tenants, we believe the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio will allow us to maintain occupancy levels at or above these levels as we move through 2011, assuming no bankruptcies by multiple national or regional tenants. The weakened economy contributed to a decrease in rental rates on a same-space basis as we completed new leases and renewed existing leases. We completed 918 new leases or renewals during 2011 totaling 3.8 million square feet; decreasing rental rates an average of .6% on a cash basis. While we continue to see some strengthening on our renewal rates, new lease rates continue to be a challenge. Although we believe the gap in the new lease rate margins will not continue to widen, they are expected to remain a challenge through 2011.

New Development

At June 30, 2011, we had 11 properties in various stages of construction and development. We have funded $151.8 million to date on these projects, and we estimate our investment upon completion to be $151.5 million, after consideration of anticipated land sales and tax incentive financing which is estimated to be $31.8 million. Overall, the average projected return on investment for these properties is approximately 7.0% upon projected completion.

We have approximately $157.2 million in land held for development at June 30, 2011. With the gradual improvement in the overall economy, we have begun to see an increase in development and redevelopment opportunities entering the market, which we will selectively pursue. Also, certain tracts of land held for development have been designated for transition to land under development as additional phases of existing developments become feasible. Additionally, we have experienced greater levels of interest in our land held for development property from third parties and retailers.

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

Joint venture and outside fee income for the six months ended June 30, 2011 and 2010 was approximately $3.2 million and $3.4 million, respectively. This fee income is based upon revenues, net income and in some cases appraised property values. We anticipate these fees will be consistent with our 2010 performance.

Dispositions

Dispositions are also a key component of our ongoing management process where we prune from our portfolio properties that no longer meet our geographic or growth targets. Dispositions provide capital, which may be recycled into properties that have high barrier-to-entry locations within high growth metropolitan markets, and thus have higher long-term growth potential. Over time, we expect this to produce a portfolio with higher occupancy rates and stronger internal revenue growth. We announced our intentions to dispose over $600 million of non-core wholly-owned or joint venture operating properties over the next few years. This accelerated disposition program may be impacted by market pricing conditions and debt financing available to prospective purchasers.

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

A disclosure of our critical accounting policies which affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2010 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to our critical accounting policies during 2011, and there are no accounting pronouncements that have been issued, but not yet adopted, that we believe will have a material impact to our consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

Revenues

Total revenues were $141.2 million in the second quarter of 2011 versus $137.8 million in the second quarter of 2010, an increase of $3.4 million or 2.5%. This increase is attributable to an increase in net rental revenues and other income of $1.2 million and $2.2 million, respectively. The increase in net rental revenues is associated primarily with new development completions and the purchase of a 50% unconsolidated joint venture interest in a Florida development property. The increase in other income results from a $1.6 million litigation settlement, and an increase in lease cancellation income from various tenants.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	June 30,
	2011	2010

Shopping Centers	92.4%	92.6%
Industrial	88.0%	86.0%
Total	91.2%	90.8%

Depreciation and Amortization

Depreciation and amortization in the second quarter of 2011 was $39.6 million versus $37.7 million in the second quarter of 2010, an increase of $1.9 million or 5.0%. This increase is primarily attributable to new development completions, the acquisition of six properties in the latter half of 2010 and two properties in 2011 and other capital activities.

Operating Expenses

Operating expenses in the second quarter of 2011 were $26.8 million versus $25.6 million in the second quarter of 2010, an increase of $1.2 million or 4.7%. The increase resulted primarily from an increase in management fees due to a fair value increase of assets held in a grantor trust related to our deferred compensation plan and an increase in overhead costs associated with operating personnel.

Impairment Loss

The impairment loss in 2011 of $18.9 million is primarily attributable to a net credit loss on the exchange of tax increment revenue bonds associated with a development project in Sheridan, Colorado, of approximately $18.7 million. The 2010 impairment loss of $15.8 million was associated with the revaluation of two unconsolidated real estate joint ventures to fair value.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net

Net equity in earnings of real estate joint ventures and partnerships in the second quarter of 2011 was $3.6 million versus $2.6 million in the second quarter of 2010, an increase of $1.0 million or 38.5%. The increase is primarily attributable to a 57.75% investment in a shopping center acquired in the fourth quarter of 2010.

Gain on Acquisition

Gain on acquisition of $4.6 million in 2011 is attributable to the realization upon consolidation of our preferred return on equity associated with the acquisition of our partner’s 50% interest in a Florida development property.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

Revenues

Total revenues were $275.3 million in the first six months of 2011 versus $273.9 million in the first six months of 2010, an increase of $1.4 million or .5%. This increase is primarily attributable to an increase in other income of $1.9 million, which resulted predominately from a $1.6 million litigation settlement.

Depreciation and Amortization

Depreciation and amortization in the first six months of 2011 was $78.0 million versus $73.5 million in the first six months of 2010, an increase of $4.5 million or 6.1%. This increase is primarily attributable to new development completions, the acquisition of six properties in the latter half of 2010 and two properties in 2011 and other capital activities.

Impairment Loss

The impairment loss in 2011 of $19.7 million is attributable to a net credit loss on the exchange of tax increment revenue bonds, a purchase option on a medical building and three tracts of undeveloped land. The 2010 impairment loss of $16.1 million was attributable to the loss associated with the revaluation of two unconsolidated real estate joint ventures to fair value and the disposition of a retail building and an undeveloped land tract.

Interest Expense, net

Net interest expense totaled $74.2 million in the first six months of 2011, down $.5 million or.7% from the first six months of 2010. The components of net interest expense were as follows (in thousands):

	Six Months Ended June 30,
	2011	2010

Gross interest expense	$75,074	$77,262
Amortization of convertible bond discount	1,144	1,119
Over-market mortgage adjustment	(1,394)	(1,670)
Capitalized interest	(654)	(1,992)

Total	$74,170	$74,719

Gross interest expense totaled $75.1 million in the first six months of 2011, down $2.2 million or 2.8% from the first six months of 2010. The decrease in gross interest expense was due primarily to the reduction in interest rates as a result of refinancing notes and mortgages through the revolving credit facility. For the first six months of 2011, the weighted average debt outstanding was $2.6 billion at a weighted average interest rate of 5.8% as compared to $2.5 billion outstanding at a weighted average interest rate of 6.2% in 2010. Capitalized interest decreased $1.3 million as a result of new development stabilizations and completions.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net

Net equity in earnings of real estate joint ventures and partnerships in the first six months of 2011 was $7.0 million versus $5.9 million in the first six months of 2010, an increase of $1.1 million or 18.6%. The increase is primarily attributable to a 57.75% investment in a shopping center acquired in the fourth quarter of 2010.

Gain on Acquisition

Gain on acquisition of $4.6 million in 2011 is attributable to the realization upon consolidation of our preferred return on equity associated with the acquisition of our partner’s 50% interest in a Florida development property.

Gain on Land and Merchant Development Sales

The gain on land and merchant development sales of $1.0 million in 2011 is primarily attributable to the gain on the sale from five undeveloped land tracts at four properties with two located in Nevada and one each in North Carolina and Texas.

Effects of Inflation

We have structured our leases in such a way as to remain largely unaffected should significant inflation occur. Most of the leases contain percentage rent provisions whereby we receive increased rentals based on the tenants’ gross sales. Many leases provide for increasing minimum rentals during the terms of the leases through escalation provisions. In addition, many of our leases are for terms of less than 10 years, which allow us to adjust rental rates to changing market conditions when the leases expire. Most of our leases also require the tenants to pay their proportionate share of operating expenses and real estate taxes. As a result of these lease provisions, increases due to inflation, as well as real estate tax rate increases, generally do not have a significant adverse effect upon our operating results as they are absorbed by our tenants. Under the current economic climate, little to no inflation is occurring.

Capital Resources and Liquidity

Our primary liquidity needs are paying our common and preferred dividends, maintaining and operating our existing properties, paying our debt service costs, excluding debt maturities, and funding capital expenditures. Under our 2011 business plan, cash flows from operating activities are expected to meet our planned capital needs.

The primary sources of capital for funding any debt maturities and acquisitions are our revolving credit facility; proceeds from both secured and unsecured debt issuances; proceeds from common and preferred equity issuances; cash generated from the sale of property and the formation of joint ventures; and cash flow generated by our operating properties. Amounts outstanding under the revolving credit facility are retired as needed with proceeds from the issuance of long-term debt, common and preferred equity, cash generated from the disposition of properties and cash flow generated by our operating properties. Subsequent to June 30, 2011, we paid off our fixed rate 7% unsecured notes of $117.7 million and paid down $77.2 million of our 3.95% convertible senior unsecured notes. Although the revolver will be the instrument used to pay down this debt, we expect future reductions to the outstanding revolver balance from our accelerated disposition program. As of June 30, 2011, we had $165.0 million outstanding under our $500 million revolving credit facility and $12.9 million was outstanding under our $99 million credit facility, which we use for cash management purposes. While we have more than adequate capacity under our $500 million revolving credit facility to fund the remaining $43.5 million of 2011 debt maturities after the pay down of the 7% unsecured notes and the 3.95% convertible senior unsecured notes, the capital markets are also available if we choose to issue unsecured debt. Although external market conditions are not within our control, we do not currently foresee any reasons that would prevent us from entering the capital markets.

Our most restrictive debt covenants, including debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios, limit the amount of additional leverage we can add; however, we believe the sources of capital described above are adequate to execute our business strategy and remain in compliance with our debt covenants.

We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. Off balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $559.9 million, of which our ownership percentage is $198.6 million at June 30, 2011. Scheduled principal mortgage payments on this debt, excluding non-cash related items, at 100% are as follows (in millions):

2011 remaining	$18.7
2012	48.7
2013	54.6
2014	115.5
2015	40.6
Thereafter	279.7

Total	$557.8

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

Investing Activities:

Acquisitions and Joint Ventures

During 2011, we acquired two shopping centers for approximately $42.9 million.

In April 2011, we acquired a 50%-owned unconsolidated real estate joint venture interest in three retail properties for approximately $11.6 million and purchased our partner’s 50% unconsolidated interest in a property for $11.5 million, which included their share of a construction note obligation.

Dispositions

During 2011, we sold two retail properties, an industrial property, a retail building and five undeveloped land parcels with aggregate gross sales proceeds of $44.8 million, which generated a gain of $1.0 million. Also, an unconsolidated real estate joint venture sold an industrial building with gross sales proceeds of $4.0 million.

New Development and Capital Expenditures

At June 30, 2011, we had 11 projects under various stages of construction and development with a total square footage of approximately 2.3 million. Overall, we expect our investment in these properties upon completion to be $151.5 million, net of future proceeds from land sales and tax incentive financing of $31.8 million.

Our new development projects are financed initially under our revolving credit facility, as it is our practice not to use third party construction financing. Management monitors amounts outstanding under our revolving credit facility and periodically pays down such balances using cash generated from operations, from both secured and unsecured debt issuances, from common and preferred share issuances and from dispositions of properties.

Capital expenditures for additions to the existing portfolio, acquisitions, new development and our share of investments in unconsolidated real estate joint ventures and partnerships totaled $97.0 million and $52.7 million for the six months ended June 30, 2011 and 2010, respectively. We have entered into commitments aggregating $57.2 million comprised principally of construction contracts which are generally due in 12 to 36 months.

Financing Activities:

Debt

Total debt outstanding was $2.6 billion at both June 30, 2011 and December 31, 2010. Total debt at June 30, 2011, included $2.3 billion on which interest rates are fixed and $326.2 million, including the effect of $119.9 million of interest rate contracts, which bears interest at variable rates. Additionally, of our total debt, $1.1 billion was secured by operating properties while the remaining $1.5 billion was unsecured.

We have a $500 million unsecured revolving credit facility, which expires in February 2013 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. The borrowing margin and facility fee are priced off a grid that is tied to our senior unsecured credit ratings, which are currently 275.0 and 50.0 basis points, respectively. The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million. As of August 1, 2011, we had $325.0 million outstanding, and the available balance was $172.7 million, net of $2.3 million in outstanding letters of credit.

Effective May 2010, we entered into an agreement with a bank for an unsecured and uncommitted overnight facility totaling $99 million that we intend to maintain for cash management purposes. The facility provides for fixed interest rate loans at a 30 day LIBOR rate plus a borrowing margin based on market liquidity. As of August 1, 2011, $5.7 million was outstanding under this facility, and the available balance was $93.3 million.

During the first six months of June 30, 2011, the maximum balance and weighted average balance outstanding under both facilities combined were $180.0 million and $100.5 million, respectively, at a weighted average interest rate of 1.7%.

Our five most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios. We believe we were in full compliance with all of our covenants as of June 30, 2011.

Our public debt covenant ratios as defined in our indenture agreement were as follows at June 30, 2011:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	45.4%
Secured Debt to Asset Ratio	Less than 40.0%	18.9%
Fixed Charge Ratio	Greater than 1.5	2.4
Unencumbered Asset Test	Greater than 100%	253.6%

At June 30, 2011, we had four interest rate contracts with an aggregate notional amount of $119.9 million that were designated as fair value hedges and convert fixed interest payments at rates ranging from 4.2% to 7.5% to variable interest payments ranging from .2% to 4.3%.

We also have three interest rate contracts with an aggregate notional amount of $27.4 million that were designated as cash flow hedges. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.

We could be exposed to losses in the event of nonperformance by the counter-parties; however, management believes such nonperformance is unlikely.

Equity

In February 2011, our Board of Trust Managers approved an increase to our quarterly dividend rate for our common shares of beneficial interest (“common shares”) from $.26 to $.275 per share commencing with the first quarter 2011 distribution. Common and preferred dividends paid totaled $82.8 million during the first six months of 2011. Our dividend payout ratio (as calculated as dividends paid on common shares divided by FFO - basic) for the three and six months ended June 30, 2011 approximated 91.4% and 76.9%, respectively, which is inclusive of non-cash transactions including impairment charges and the gain on acquisition.

In December 2008, we filed a universal shelf registration statement which expires in December 2011. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

Contractual Obligations

We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our revolving credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable. We have entered into commitments aggregating $57.2 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of June 30, 2011 (in thousands):

	Remaining 2011		2012	2013	2014	2015	Thereafter	Total
Mortgages and Notes
Payable: (1)
Unsecured Debt	$256,009	(2)	$238,189	$396,205	$339,571	$109,442	$379,087	$1,718,503
Secured Debt	64,195		183,165	191,845	198,693	188,034	533,607	1,359,539

Lease Payments	1,785		3,446	3,417	3,183	2,956	123,919	138,706

Other Obligations (3)	22,428		42,562					64,990

Total Contractual Obligations	$344,417		$467,362	$591,467	$541,447	$300,432	$1,036,613	$3,281,738

(1)

Includes principal and interest with interest on variable-rate debt calculated using rates at June 30, 2011, excluding the effect of interest rate swaps. Also, excludes a $74.1 million debt service guaranty liability.

(2)	Remaining 2011 includes $77.2 million of our 3.95% convertible senior unsecured notes that mature in 2026, which were redeemed on August 1, 2011.
(3)

Other obligations include income and real estate tax payments, commitments associated with our secured debt, contributions to our retirement plan and other employee payments. Severance and change in control agreements have not been included as the amounts and payouts are not anticipated.

Related to our investment in a development project in Sheridan, Colorado, we, our joint venture partner and the joint venture have each provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. In 2007 the Sheridan Redevelopment Agency (“Agency”) issued $97 million of Series A bonds used for an urban renewal project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the bond liability has been paid in full or 2030 (unless such date is otherwise extended by the Agency).

In connection with the above project and a lawsuit settlement in 2009, the joint venture purchased a portion of the bonds in the amount of $51.3 million at par, and we established a $46.3 million letter of credit.

On April 28, 2011, the Agency remarketed the bonds, which included an extension of the incremental taxes and PIF for an additional 10 years. All of the outstanding bonds were recalled by the Agency and replaced with $74.1 million in senior bonds and $57.7 million in subordinate bonds. This transaction resulted in us receiving approximately $16.5 million in cash proceeds and $57.7 million in new subordinated bonds replacing the face value of our $51.3 million of senior bonds and $22.4 million of subordinate bonds. The subordinate bonds had been previously written down to a fair value of $10.7 million. Upon the completion of this transaction, we recorded a net credit loss on the exchange of bonds of approximately $18.7 million, and our $46.3 million letter of credit was terminated.

Off Balance Sheet Arrangements

As of June 30, 2011, none of our off balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $2.3 million and $52.4 million were outstanding under the revolving credit facility at June 30, 2011 and December 31, 2010, respectively.

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

As of June 30, 2011, two unconsolidated real estate joint ventures were determined to be variable interest entities (“VIEs”) through the issuance of secured loans, since the lenders have the ability to make decisions that could have a significant impact on the success of the entities. In addition, we have another unconsolidated real estate joint venture with an interest in an entity which is deemed to be a variable interest entity, since the unconsolidated joint venture provided a guaranty on debt obtained from its investment in a joint venture. Our maximum risk of loss associated with these VIEs was limited to $77.4 million at June 30, 2011.

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

FFO is calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net (loss) income attributable to common shareholders	$(7,166)	$(5,566)	$61	$4,673
Depreciation and amortization	37,999	35,734	74,927	70,188
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	5,629	4,922	11,593	9,945
Gain on sale of property	(89)	(618)	(187)	(1,461)
(Gain) loss on sale of property of unconsolidated real estate joint ventures and partnerships		(1)	10	1

Funds from operations – basic and diluted	$36,373	$34,471	$86,404	$83,346

Weighted average shares outstanding – basic	120,345	119,936	120,244	119,858
Effect of dilutive securities:
Share options and awards			967	797

Weighted average shares outstanding – diluted	120,345	119,936	121,211	120,655

Newly Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends previous guidance resulting in common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. The amendments both clarify the application of existing fair value measurement requirements and changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The provisions of this update are effective for us at January 1, 2012. We do not anticipate the adoption of this update to materially impact our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income,” which amends previous guidance by requiring all nonowner changes in shareholders’ equity to be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, an entity will be required to present on the face of the financial statements reclassification adjustments for items reclassified from other comprehensive income to net income. The provisions of this update are effective for us at January 1, 2012. We do not anticipate the adoption of this update to materially impact our consolidated financial statements.

ITEM 3.      Quantitative and Qualitative Disclosures about Market Risk

We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At June 30, 2011, we had fixed-rate debt of $2.3 billion and variable-rate debt of $326.2 million, after adjusting for the net effect of $119.9 million notional amount of interest rate contracts. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $3.3 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $10.4 million and $85.7 million, respectively.

ITEM 4.      Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2011. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

There has been no change to our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    Risk Factors

We have no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of our common shares of beneficial interest for the quarter ended June 30, 2011 are as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

April 1, 2011 to April 30, 2011	942	$24.91
May 1, 2011 to May 31, 2011	16,605	$26.54

(1)	Shares repurchased are associated with employee share options exercised during the period.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Removed and Reserved

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

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
Joe D. Shafer
Senior Vice President/Chief Accounting Officer
(Principal Accounting Officer)

DATE: August 9, 2011

EXHIBIT INDEX

(a)		Exhibits:

10.1†*	—	Third Amendment to the Master Nonqualified Plan Trust Agreement dated April 26, 2011.
31.1*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

*	Filed with this report.
**	Furnished with this report.
†	Management contract or compensation plan or arrangement.