Form 10-Q/A
period 2011-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2011-09-07
CIK 828916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Weingarten Realty Investors’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (“Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following items from the Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Also, subsequent to our 10-Q filing, we entered into two agreements qualifying as subsequent events. The first agreement is a term loan as described in Note 6, and the second agreement is a purchase agreement as described in Note 12. No other changes have been made to the Form 10-Q. Except for these subsequent events, this Amendment No. 1 does not modify or update in any way disclosures made in the original filing.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	$(7,166)00000	$(7,166)00000	$(7,166)00000	$(7,166)00000
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues:
Rentals, net	$135,521	$134,320	$266,894	$267,399
Other	5,704	3,471	8,426	6,484

Total	141,225	137,791	275,320	273,883

Expenses:
Depreciation and amortization	39,609	37,685	78,040	73,542
Operating	26,839	25,581	51,122	51,373
Real estate taxes, net	16,327	16,218	33,072	32,973
Impairment loss	18,892	15,825	19,662	16,061
General and administrative	6,612	6,069	13,168	12,660

Total	108,279	101,378	195,064	186,609

Operating Income	32,946	36,413	80,256	87,274
Interest Expense, net	(37,324)	(37,280)	(74,170)	(74,719)
Interest and Other Income, net	1,423	972	3,478	3,835
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	3,579	2,630	6,976	5,866
Loss on Redemption of Convertible Senior Unsecured Notes	-	(135)	-	(135)
Gain on Acquisition	4,559	-	4,559	-
Gain on Land and Merchant Development Sales	1	-	963	-
(Provision) Benefit for Income Taxes	(119)	320	197	(156)

Income from Continuing Operations	5,065	2,920	22,259	21,965

Operating (Loss) Income from Discontinued Operations	(2,261)	138	(2,365)	367
Gain on Sale of Property from Discontinued Operations	-	618	-	618

(Loss) Income from Discontinued Operations	(2,261)	756	(2,365)	985
Gain (Loss) on Sale of Property	135	(6)	233	842

Net Income	2,939	3,670	20,127	23,792
Less: Net Income Attributable to Noncontrolling Interests	(1,236)	(367)	(2,328)	(1,381)

Net Income Adjusted for Noncontrolling Interests	1,703	3,303	17,799	22,411
Dividends on Preferred Shares	(8,869)	(8,869)	(17,738)	(17,738)

Net (Loss) Income Attributable to Common Shareholders	$(7,166)	$(5,566)	$61	$4,673

Earnings Per Common Share - Basic:
(Loss) income from continuing operations attributable to common shareholders	$(0.04)	$(0.05)	$0.02	$0.03
(Loss) income from discontinued operations	(0.02)	-	(0.02)	0.01

Net (loss) income attributable to common shareholders	$(0.06)	$(0.05)	$-	$0.04

Earnings Per Common Share - Diluted:
(Loss) income from continuing operations attributable to common shareholders	$(0.04)	$(0.05)	$0.02	$0.03
(Loss) income from discontinued operations	(0.02)	-	(0.02)	0.01

Net (loss) income attributable to common shareholders	$(0.06)	$(0.05)	$-	$0.04

Comprehensive Income:
Net Income	$2,939	$3,670	$20,127	$23,792
Net unrealized loss on derivatives	(401)	-	(290)	-
Amortization of loss on derivatives	619	619	1,238	1,328

Comprehensive Income	3,157	4,289	21,075	25,120
Comprehensive Income Attributable to Noncontrolling Interests	(1,236)	(367)	(2,328)	(1,381)

Comprehensive Income Adjusted for Noncontrolling Interests	$1,921	$3,922	$18,747	$23,739

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

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except per share amounts)

	$2,031,4990	$2,031,4990	$2,031,4990	$2,031,4990	$2,031,4990	$2,031,4990	$2,031,4990
	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Accumulated Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2010	$8	$3,615	$1,958,975	$(37,350)	$(23,958)	$205,366	$2,106,656
Net income				22,411		1,381	23,792
Shares issued in exchange for noncontrolling interests		1	745			(746)	-
Shares issued under benefit plans		8	4,599				4,607
Dividends declared – common shares (1)				(62,530)			(62,530)
Dividends declared – preferred shares (2)				(16,426)			(16,426)
Distributions to noncontrolling interests						(7,718)	(7,718)
Contributions from noncontrolling interests						1,336	1,336
Consolidation of joint ventures						(18,573)	(18,573)
Other comprehensive income					1,328		1,328
Other, net			427	(1,312)		(88)	(973)

Balance, June 30, 2010	$8	$3,624	$1,964,746	$(95,207)	$(22,630)	$180,958	$2,031,499

Balance, January 1, 2011	$8	$3,630	$1,969,905	$(151,780)	$(21,774)	$180,268	$1,980,257
Net income				17,799		2,328	20,127
Shares issued under benefit plans		10	7,516				7,526
Dividends declared – common shares (1)				(66,407)			(66,407)
Dividends declared – preferred shares (2)				(16,426)			(16,426)
Distributions to noncontrolling interests						(7,259)	(7,259)
Contributions from noncontrolling interests						3,717	3,717
Other comprehensive income					948		948
Other, net			2,864	(1,312)		(2,449)	(897)

Balance, June 30, 2011	$8	$3,640	$1,980,285	$(218,126)	$(20,826)	$176,605	$1,921,586

(1)	Common dividend per share was $.52 and $.55 for the six months ended June 30, 2010 and 2011, respectively.
(2)	Series D, E and F preferred dividend per share was $25.31, $86.88 and $81.25, respectively, for both the six months ended June 30, 2010 and 2011.

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

	119,936000	119,936000	119,936000	119,936000
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Numerator:
Net (loss) income attributable to common shareholders – basic and diluted	$(7,166)	$(5,566)	$61	$4,673

Denominator:
Weighted average shares outstanding – basic	120,345	119,936	120,244	119,858
Effect of dilutive securities:
Share options and awards			967	797

Weighted average shares outstanding – diluted	120,345	119,936	121,211	120,655

Options to purchase 2.4 million and 3.6 million common shares of beneficial interest (“common shares”) for both the three and six months ended June 30, 2011 and 2010, respectively, were not included in the calculation of net (loss) income per common share – diluted as the exercise prices were greater than the average market price for the period. For the three months ended June 30, 2011 and 2010, 1.6 million and 1.7 million, respectively, of operating partnership units and 1.0 million and .8 million, respectively, of share options and awards were not included in the calculation of net (loss) income per common share – diluted because these items had an anti-dilutive effect. For the six months ended June 30, 2011 and 2010, 1.6 million and 1.7 million, respectively, of operating partnership units were not included in the calculation of net (loss) income per common share – diluted because these units had an anti-dilutive effect.

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

The following table summarizes the transactions related to the business combinations, including the assets acquired and liabilities assumed as indicated (in thousands):

	Palm Coast	Sheridan
	April 13,	April 1,
	2011	2010

Fair value of our equity interests before business combinations	$7,578	$(21,858)

Fair value of consideration transferred	$11,462 (1)	$-

Amounts recognized for assets and liabilities assumed:
Assets:
Property	$32,807	$32,940
Unamortized debt and lease costs	2,421	5,182
Accrued rent and accounts receivable	211	213
Cash and cash equivalents	1,402	1,522
Other, net	694	151,464	(2)
Liabilities:
Debt, net	-	(101,741	) (3)
Accounts payable and accrued expenses	(137)	(647)
Other, net	(318)	(1,334)

Total net assets	$37,080	$87,599

Noncontrolling interests of the real estate joint ventures	$-	$(18,573)

(1)	Consideration includes $.5 million of cash and $11.0 million in debt extinguished.
(2)	Includes primarily a $97.0 million debt service guaranty asset, tax increment revenue bonds of $51.3 million and intangible and other assets.
(3)	Excludes the effect of $123.9 million in intercompany debt that is eliminated upon consolidation.

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

The following table summarizes the pro forma impact of the real estate joint ventures as if Palm Coast and Sheridan had been consolidated as of the beginning of each respective year as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
	2011 (1)	2010 (1)	2011 (1)	2010 (1)
Revenues	$141,253	$138,632	$276,234	$275,995
Net income	$2,887	$3,703	$20,066	$23,187
Net (loss) income attributable to common shareholders	$(7,218)	$(5,504)	$-	$4,383
Earnings per share – basic	$(.06)	$(.05)	$-	$.04
Earnings per share – diluted	$(.06)	$(.05)	$-	$.04

(1)	There are no non-recurring pro forma adjustments included within or excluded from the amounts in the preceding table.

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

A summary of the changes in fair value of our interest rate contracts is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Gain (Loss) Recognized in Income

Three Months Ended June 30, 2011:
Interest expense, net	$2,000	$(2,000)	$-

Six Months Ended June 30, 2011:
Interest expense, net	$495	$(495)	$-

Three Months Ended June 30, 2010:
Interest expense, net	$9,674	$(9,364)	$310

Six Months Ended June 30, 2010:
Interest expense, net	$13,893	$(13,342)	$551

The interest rate contracts at June 30, 2011 and December 31, 2010 were reported at their fair values as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount

Designated Hedges:
June 30, 2011	Other Assets, net	$7,703	Other Liabilities, net	$177
December 31, 2010	Other Assets, net	$7,192	Other Liabilities, net	$108

A summary of our derivatives is as follows (in thousands):

Derivatives Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Three Months Ended June 30, 2011:
Cash Flow Interest Rate Contracts	$420	Interest expense, net	$(619)			Interest expense, net	$(19)
Fair Value Interest Rate Contracts				Interest expense, net	$3,042

Six Months Ended June 30, 2011:
Cash Flow Interest Rate Contracts	$302	Interest expense, net	$(1,238)			Interest expense, net	$(12)
Fair Value Interest Rate Contracts				Interest expense, net	$2,572

Three Months Ended June 30, 2010:
Cash Flow Interest Rate Contracts		Interest expense, net	$(619)
Fair Value Interest Rate Contracts				Interest expense, net	$14,422	Interest expense, net	$310

Six Months Ended June 30, 2010:
Cash Flow Interest Rate Contracts		Interest expense, net	$(1,328)
Fair Value Interest Rate Contracts				Interest expense, net	$17,542	Interest expense, net	$551

Note 6.     Debt

Our debt consists of the following (in thousands):

	June 30,	December 31,
	2011	2010

Debt payable to 2038 at 2.6% to 8.8%	$2,316,914	$2,389,532
Debt service guaranty liability	74,075	97,000
Unsecured notes payable under revolving credit facilities	177,850	80,000
Obligations under capital leases	45,383	21,000
Industrial revenue bonds payable to 2015 at 2.4%	1,754	1,916

Total	$2,615,976	$2,589,448

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	June 30,	December 31,
	2011	2010

As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$2,289,738	$2,349,802
Variable-rate debt	326,238	239,646

Total	$2,615,976	$2,589,448

As to collateralization:
Unsecured debt	$1,525,239	$1,450,148
Secured debt	1,090,737	1,139,300

Total	$2,615,976	$2,589,448

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

Subsequent to June 30, 2011, $77.2 million of the 3.95% convertible senior unsecured notes were redeemed for cash in accordance with the provisions described above, and we paid our fixed rate 7% unsecured notes in the amount of $117.7 million at maturity. In addition, we entered into a one year term loan in the amount of $200 million at a borrowing rate that floats at a margin over LIBOR of which the proceeds were used to pay down amounts outstanding under our revolving credit facility.

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

Note 9.     Property

Our property consisted of the following (in thousands):

	000000000000	000000000000
	June 30,	December 31,
	2011	2010

Land	$956,449	$925,497
Land held for development	157,179	170,213
Land under development	15,418	22,967
Buildings and improvements	3,658,921	3,610,889
Construction in-progress	39,407	48,228

Total	$4,827,374	$4,777,794

The following carrying charges were capitalized (in thousands):

	2,211000000	2,211000000	2,211000000	2,211000000
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest	$317	$869	$654	$1,992
Real estate taxes	72	64	83	219

Total	$389	$933	$737	$2,211

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

Subsequent to June 30, 2011, we entered into a purchase agreement to sell our 47.8% unconsolidated joint venture interest in a Colorado development project to our partner with gross sales proceeds totaling $.5 million.

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

	2,030,734000	2,030,734000
	June 30,	December 31,
	2011	2010
Combined Condensed Balance Sheets
Property	$2,129,542	$2,142,524
Accumulated depreciation	(271,200)	(247,996)

Property, net	1,858,342	1,894,528
Other assets, net	172,392	168,091

Total	$2,030,734	$2,062,619

Debt, net (primarily mortgages payable)	$559,892	$552,552
Amounts payable to Weingarten Realty Investors and affiliates	178,875	202,092
Other liabilities, net	48,431	45,331

Total	787,198	799,975

Accumulated equity	1,243,536	1,262,644

Total	$2,030,734	$2,062,619

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Combined Condensed Statements of Income
Revenues, net	$50,866	$47,080	$102,192	$94,607

Expenses:
Depreciation and amortization	16,913	15,298	34,544	30,643
Interest, net	9,573	8,742	18,837	18,141
Operating	8,936	7,915	17,830	16,145
Real estate taxes, net	6,128	6,450	12,606	12,479
General and administrative	877	1,001	1,969	1,897
Provision for income taxes	116	85	201	145
Impairment loss	-	231	2,058	231

Total	42,543	39,722	88,045	79,681

Loss on sale of property	-	-	(21)	(3)

Net income	$8,323	$7,358	$14,126	$14,923

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

Our deferred tax assets and liabilities, including a valuation allowance, consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Deferred tax assets:
Impairment loss	$14,761	$13,584
Allowance on other assets	1,443	1,423
Interest expense	8,977	7,256
Net operating loss carryforward	5,119	4,684
Other	1,073	672

Total deferred tax assets	31,373	27,619
Valuation allowance	(19,262)	(15,818)

Total deferred tax assets, net of allowance	$12,111	$11,801

Deferred tax liabilities:
Straight-line rentals	$1,450	$1,290
Book-tax basis differential	3,977	4,708
Other	3	-

Total deferred tax liabilities	$5,430	$5,998

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

Assets measured at fair value on a nonrecurring basis during 2011, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Gains (Losses) (1)
Property		$6,445		$6,445	$ (115)
Subordinate tax increment revenue bonds			$26,723	26,723	(18,737)

Total	$-	$6,445	$26,723	$33,168	$ (18,852)

(1)	Total gains (losses) exclude impairments on disposed assets.

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

Assets measured at fair value on a nonrecurring basis at December 31, 2010, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Gains (Losses) (1)
Property			$2,325	$2,325	$ (2,827)
Subordinate tax increment revenue bonds			10,700	10,700	(11,717)
Subordinate tax increment revenue note					(598)

Total	$-	$-	$13,025	$13,025	$ (15,142)

(1)	Total gains (losses) exclude impairments on disposed assets.

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

The following table summarizes information about share options outstanding and exercisable at June 30, 2011:

	Outstanding				Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)

$ 11.85 - $17.78	982,284	7.7 years	$11.85		440,603	$11.85	7.7 years

$ 17.79 - $26.69	1,480,881	6.4 years	$23.71		622,596	$23.45	2.5 years

$ 26.70 - $40.05	1,906,782	4.8 years	$34.26		1,647,052	$34.58	4.4 years

$ 40.06 - $49.62	477,954	5.4 years	$47.46		394,471	$47.46	5.4 years

Total	4,847,901	5.9 years	$27.80	$-	3,104,722	$30.76	4.6 years	$-

A summary of the status of unvested restricted shares for the six months ended June 30, 2011 is as follows:

	Unvested Restricted Share Awards	Weighted Average Grant Date Fair Value

Outstanding, January 1, 2011	396,797	$19.32
Granted	158,040	24.89
Vested	(118,582)	20.36
Forfeited	(13,697)	20.50

Outstanding, June 30, 2011	422,558	$21.07

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

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	000000000000	000000000000
	June 30,
	2011	2010

Shopping Centers	92.4%	92.6%
Industrial	88.0%	86.0%
Total	91.2%	90.8%

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

Interest Expense, net

Net interest expense totaled $74.2 million in the first six months of 2011, down $.5 million or.7% from the first six months of 2010. The components of net interest expense were as follows (in thousands):

	000000000000	000000000000
	Six Months Ended June 30,
	2011	2010

Gross interest expense	$75,074	$77,262
Amortization of convertible bond discount	1,144	1,119
Over-market mortgage adjustment	(1,394)	(1,670)
Capitalized interest	(654)	(1,992)

Total	$74,170	$74,719

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

0000000000
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
Joe D. Shafer
Senior Vice President/Chief Accounting Officer
(Principal Accounting Officer)

DATE:  September 7, 2011

Item 6. Exhibits

EXHIBIT INDEX
(a)		Exhibits:

10.1†*	—	Third Amendment to the Master Nonqualified Plan Trust Agreement dated April 26, 2011.
10.2	—

Credit Agreement dated August 29, 2011 among Weingarten Realty Investors, the Lenders Party Hereto and The Bank of Nova Scotia, as Administrative Agent (filed as Exhibit 10.1 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).

10.3	—	Credit Agreement Note dated August 29, 2011 with The Bank of Nova Scotia (filed as Exhibit 10.2 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).
10.4	—	Credit Agreement Note dated August 29, 2011 with Compass Bank (filed as Exhibit 10.3 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).
10.5	—	Credit Agreement Note dated August 29, 2011 with PNC Bank, National Association (filed as Exhibit 10.4 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).
10.6	—	Credit Agreement Note dated August 29, 2011 with Sumitomo Mitsui Banking Corporation (filed as Exhibit 10.5 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).
10.7	—	Credit Agreement Note dated August 29, 2011 with U.S. Bank National Association (filed as Exhibit 10.6 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).
10.8	—

Guaranty associated with Credit Agreement among Weingarten Realty Investors, the Lenders Party Hereto and The Bank of Nova Scotia, as Administrative Agent, dated August 29, 2011 (filed as Exhibit 10.7 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).

31.1*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1*	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished on August 9, 2011 as an exhibit to our Form 10-Q for the quarter ended June 30, 2011.
**	Furnished with this report.
†	Management contract or compensation plan or arrangement.