Form 10-Q
period 2011-09-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2011-11-09
CIK 828916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

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

As of October 31, 2011, there were 120,839,685 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Rentals, net	$135,283	$129,800	$393,971	$389,543
Other	3,282	4,318	11,646	10,765

Total	138,565	134,118	405,617	400,308

Expenses:
Depreciation and amortization	38,872	35,921	114,499	107,466
Operating	25,422	24,658	75,242	74,535
Real estate taxes, net	17,213	14,796	48,894	46,422
Impairment loss	35,344	4,941	55,006	21,002
General and administrative	5,777	6,443	18,939	19,096

Total	122,628	86,759	312,580	268,521

Operating Income	15,937	47,359	93,037	131,787
Interest Expense, net	(35,814)	(36,579)	(110,005)	(111,124)
Interest and Other (Expense) Income, net	(494)	3,070	2,984	6,905
Equity in (Loss) Earnings of Real Estate Joint Ventures and Partnerships, net	(3,034)	3,455	3,942	9,321
Loss on Redemption of Convertible Senior Unsecured Notes	-	-	-	(135)
Gain on Land and Merchant Development Sales	383	-	1,346	-
(Provision) Benefit for Income Taxes	(471)	23	(229)	(93)

(Loss) Income from Continuing Operations	(23,493)	17,328	(8,925)	36,661

Operating (Loss) Income from Discontinued Operations	(13,060)	1,787	(7,734)	4,786
Gain on Sale of Property from Discontinued Operations	589	-	589	897

(Loss) Income from Discontinued Operations	(12,471)	1,787	(7,145)	5,683
Gain on Sale of Property	6	126	239	689

Net (Loss) Income	(35,958)	19,241	(15,831)	43,033
Less: Net Loss (Income) Attributable to Noncontrolling Interests	2,738	(1,712)	410	(3,093)

Net (Loss) Income Adjusted for Noncontrolling Interests	(33,220)	17,529	(15,421)	39,940
Dividends on Preferred Shares	(8,869)	(8,869)	(26,607)	(26,607)

Net (Loss) Income Attributable to Common Shareholders	$(42,089)	$8,660	$(42,028)	$13,333

Earnings Per Common Share - Basic:
(Loss) income from continuing operations attributable to common shareholders	$(0.25)	$0.06	$(0.29)	$0.06
(Loss) income from discontinued operations	(0.10)	0.01	(0.06)	0.05

Net (loss) income attributable to common shareholders	$(0.35)	$0.07	$(0.35)	$0.11

Earnings Per Common Share - Diluted:
(Loss) income from continuing operations attributable to common shareholders	$(0.25)	$0.06	$(0.29)	$0.06
(Loss) income from discontinued operations	(0.10)	0.01	(0.06)	0.05

Net (loss) income attributable to common shareholders	$(0.35)	$0.07	$(0.35)	$0.11

Comprehensive (Loss) Income:
Net (Loss) Income	$(35,958)	$19,241	$(15,831)	$43,033
Net unrealized loss on derivatives	(542)	(262)	(832)	(262)
Amortization of loss on derivatives	654	619	1,892	1,947

Comprehensive (Loss) Income	(35,846)	19,598	(14,771)	44,718
Comprehensive Loss (Income) Attributable to Noncontrolling Interests	2,738	(1,712)	410	(3,093)

Comprehensive (Loss) Income Adjusted for Noncontrolling Interests	$(33,108)	$17,886	$(14,361)	$41,625

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2011	December 31, 2010

ASSETS
Property	$4,659,001	$4,777,794
Accumulated Depreciation	(1,030,027)	(971,249)
Property Held for Sale, net	122,360	-

Property, net *	3,751,334	3,806,545
Investment in Real Estate Joint Ventures and Partnerships, net	342,672	347,526

Total	4,094,006	4,154,071
Notes Receivable from Real Estate Joint Ventures and Partnerships	149,814	184,788
Unamortized Debt and Lease Costs, net	119,207	116,437
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $10,297 in 2011 and $10,137 in 2010) *	84,203	95,859
Cash and Cash Equivalents *	20,181	23,859
Restricted Deposits and Mortgage Escrows	11,018	10,208
Other, net	194,008	222,633

Total Assets	$4,672,437	$4,807,855

LIABILITIES AND EQUITY
Debt, net *	$2,605,737	$2,589,448
Accounts Payable and Accrued Expenses	117,307	126,767
Other, net	106,671	111,383

Total Liabilities	2,829,715	2,827,598

Commitments and Contingencies

Equity:
Shareholders’ Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2011 and 2010; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2011 and 2010; liquidation preference $72,500	1	1
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 140 shares issued and outstanding in 2011 and 2010; liquidation preference $350,000	4	4
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 120,840 in 2011 and 120,492 in 2010	3,641	3,630
Accumulated Additional Paid-In Capital	1,982,118	1,969,905
Net Income Less Than Accumulated Dividends	(293,446)	(151,780)
Accumulated Other Comprehensive Loss	(20,714)	(21,774)

Total Shareholders’ Equity	1,671,607	1,799,989
Noncontrolling Interests	171,115	180,268

Total Equity	1,842,722	1,980,257

Total Liabilities and Equity	$4,672,437	$4,807,855

* Consolidated Variable Interest Entities’ Assets and Liabilities included in the above balances (See Note 3):
Property, net	$230,042	$233,706
Accrued Rent and Accounts Receivable, net	8,467	9,514
Cash and Cash Equivalents	10,695	10,397
Debt, net	279,998	281,519

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities:
Net (Loss) Income	$(15,831)	$43,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,833	111,446
Amortization of deferred financing costs and debt discount	5,072	3,861
Impairment loss	72,739	21,002
Equity in earnings of real estate joint ventures and partnerships, net	(3,942)	(9,321)
Gain on acquisition	(4,559)	-
Gain on land and merchant development sales	(1,346)	-
Gain on sale of property	(828)	(1,586)
Loss on redemption of convertible senior unsecured notes	-	135
Distributions of income from real estate joint ventures and partnerships, net	1,775	1,289
Changes in accrued rent and accounts receivable, net	9,270	5,821
Changes in other assets, net	(17,856)	(14,122)
Changes in accounts payable, accrued expenses and other liabilities, net	(18,853)	(11,969)
Other, net	8,211	8,462

Net cash provided by operating activities	152,685	158,051

Cash Flows from Investing Activities:
Investment in property	(114,622)	(85,338)
Proceeds from sale and disposition of property, net	52,549	17,302
Change in restricted deposits and mortgage escrows	(668)	(49,882)
Notes receivable from real estate joint ventures and partnerships and other receivables:
Advances	(2,756)	(7,602)
Collections	14,980	15,127
Real estate joint ventures and partnerships:
Investments	(18,583)	(1,213)
Distributions of capital	13,714	12,296
Other, net	16,545	1,522

Net cash used in investing activities	(38,841)	(97,788)

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	215,750	336
Common shares of beneficial interest, net	3,935	2,030
Principal payments of debt	(317,559)	(100,860)
Changes in unsecured revolving credit facilities	115,300	50,000
Common and preferred dividends paid	(124,277)	(118,472)
Debt issuance costs paid	(3,850)	(6,367)
Other, net	(6,821)	(8,700)

Net cash used in financing activities	(117,522)	(182,033)

Net decrease in cash and cash equivalents	(3,678)	(121,770)
Cash and cash equivalents at January 1	23,859	153,584

Cash and cash equivalents at September 30	$20,181	$31,814

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Accumulated Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2010	$8	$3,615	$1,958,975	$(37,350)	$(23,958)	$205,366	$2,106,656
Net income				39,940		3,093	43,033
Shares issued in exchange for noncontrolling interests		1	745			(746)	-
Shares issued under benefit plans		9	5,981				5,990
Dividends declared – common shares (1)				(93,833)			(93,833)
Dividends declared – preferred shares (2)				(24,639)			(24,639)
Distributions to noncontrolling interests						(9,815)	(9,815)
Contributions from noncontrolling interests						1,336	1,336
Consolidation of joint ventures						(18,573)	(18,573)
Other comprehensive income					1,685		1,685
Other, net			1,181	(1,968)		(423)	(1,210)

Balance, September 30, 2010	$8	$3,625	$1,966,882	$(117,850)	$(22,273)	$180,238	$2,010,630

Balance, January 1, 2011	$8	$3,630	$1,969,905	$(151,780)	$(21,774)	$180,268	$1,980,257
Net loss				(15,421)		(410)	(15,831)
Shares issued under benefit plans		11	8,736				8,747
Dividends declared – common shares (1)				(99,638)			(99,638)
Dividends declared – preferred shares (2)				(24,639)			(24,639)
Distributions to noncontrolling interests						(9,562)	(9,562)
Contributions from noncontrolling interests						3,717	3,717
Other comprehensive income					1,060		1,060
Other, net			3,477	(1,968)		(2,898)	(1,389)

Balance, September 30, 2011	$8	$3,641	$1,982,118	$(293,446)	$(20,714)	$171,115	$1,842,722

(1)	Common dividends per share were $.780 and $.825 for the nine months ended September 30, 2010 and 2011, respectively.
(2)	Series D, E and F preferred dividend per share was $37.97, $130.31 and $121.88, respectively, for both the nine months ended September 30, 2010 and 2011.

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

We operate a portfolio of properties that include neighborhood and community shopping centers and industrial properties of approximately 74.7 million square feet. We have a diversified tenant base with our largest tenant comprising only 3.2% of total rental revenues during the first nine months of 2011.

We currently operate, and intend to operate in the future, as a REIT.

Basis of Presentation

Our condensed consolidated financial statements include the accounts of our subsidiaries, certain partially owned real estate joint ventures or partnerships and variable interest entities which meet the guidelines for consolidation. All intercompany balances and transactions have been eliminated. We have evaluated subsequent events for recognition or disclosure in our condensed consolidated financial statements.

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

Our investment in partially owned real estate joint ventures and partnerships is reviewed for impairment each reporting period. The ultimate realization is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if we determine that a decline in the estimated fair value of an investment below its carrying amount is other than temporary. There is no certainty that impairments will not occur in the future if market conditions worsen or if management’s plans for these investments change.

Our investments in tax increment revenue bonds are reviewed for impairment, if events or circumstances change indicating that the carrying amount of the investment may not be recoverable. Realization is dependent on a number of factors, including investment performance, market conditions and payment structure. We will record an impairment charge if we determine that a decline in the value of the investment below its carrying amount is other than temporary, recovery of its cost basis is uncertain, and/or it is uncertain if the investment will be held to maturity. As of September 30, 2011, the reissued tax increment revenue bonds have been classified as held to maturity.

Restricted Deposits and Mortgage Escrows

Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted cash that is held for a specific use or in a qualified escrow account for the purposes of completing like-kind exchange transactions. At September 30, 2011, we had $1.7 million of restricted cash and $9.3 million held in escrow related to our mortgages. At December 31, 2010, we had $1.8 million of restricted cash and $8.4 million held in escrow related to our mortgages.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Continuing Operations:
(Loss) income from continuing operations	$(23,493)	$17,328	$(8,925)	$36,661
Gain on sale of property	6	126	239	689
Net loss (income) attributable to noncontrolling interests	2,738	(1,712)	410	(3,093)
Preferred share dividends	(8,869)	(8,869)	(26,607)	(26,607)

(Loss) income from continuing operations attributable to common shareholders – basic and diluted	$(29,618)	$6,873	$(34,883)	$7,650

Discontinued Operations:
(Loss) income from discontinued operations attributable to common shareholders – basic and diluted	$(12,471)	$1,787	$(7,145)	$5,683

Denominator:
Weighted average shares outstanding – basic	120,413	119,978	120,301	119,899
Effect of dilutive securities:
Share options and awards	-	839	-	811

Weighted average shares outstanding – diluted	120,413	120,817	120,301	120,710

Anti-dilutive securities of our common shares of beneficial interest (“common shares”), which are excluded from the calculation of net (loss) income per common share –diluted are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Share options (1)	3,163	3,553	2,846	3,553
Operating partnership units	1,607	1,649	1,626	1,667
Share options and awards	894	-	940	-

Total anti-dilutive securities	5,664	5,202	5,412	5,220

(1)	Exclusion results as exercise prices were greater than the average market price for each respective period.

Cash Flow Information

We issued common shares valued at $.7 million during the nine months ended September 30, 2010, in exchange for interests in real estate joint ventures and partnerships, which had been formed to acquire properties. No such shares were issued during the first nine months of 2011. We also accrued $11.5 million and $6.0 million as of September 30, 2011 and 2010, respectively, associated with the construction of our property. Cash payments for interest on debt, net of amounts capitalized, of $117.4 million and $113.7 million were made during the nine months ended September 30, 2011 and 2010, respectively. Cash payments of $1.6 million and $2.1 million for income taxes were made during the nine months ended September 30, 2011 and 2010, respectively.

We have acquired our partners’ noncontrolling interests in consolidated real estate joint ventures that increased shareholders’ equity by $1.7 million during the first nine months of 2011. Also, we acquired an outside partner’s equity interest in a consolidated real estate joint venture that decreased shareholders’ equity by $.9 million during the first nine months of 2010.

Effective April 13, 2011 and April 1, 2010, previously unconsolidated joint ventures were consolidated within our consolidated financial statements (see Note 4 for further information). The non-cash investing and financing activities are as follows (in thousands):

	Nine Months Ended September 30,
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

In association with property acquisitions and investments in unconsolidated real estate joint ventures, the non-cash investing and financing activities are as follows (in thousands):

	Nine Months Ended
	September 30,
	2011	2010
Increase in debt	$24,383	$-
Decrease in property	3,812	1,666
Decrease in real estate joint ventures and partnerships – investments	153	-
Increase in other, net	22	130

During the first nine months of 2011, debt was reduced by $22.9 million associated with our guaranty of debt service on tax increment revenue bonds.

In connection with the sale of an 80% interest in two properties during the first quarter of 2010, we retained a 20% unconsolidated investment of $9.8 million. In addition, this transaction resulted in the unconsolidated joint venture assuming debt totaling $28.1 million.

Accumulated Other Comprehensive Loss

As of September 30, 2011, the balance in accumulated other comprehensive loss relating to derivatives and our retirement liability was $10.6 million and $10.1 million, respectively. As of December 31, 2010, the balance in accumulated other comprehensive loss relating to derivatives and our retirement liability was $11.7 million and $10.1 million, respectively.

Reclassifications

The reclassification of prior years’ operating results for the three and nine months ended September 30, 2010 for certain properties to discontinued operations was made to conform to the current year presentation. This reclassification had no impact on previously reported net income, earnings per share, the consolidated balance sheet or cash flows.

Note 2.	Newly Issued Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which provides for additional disclosures about the credit quality of an entity’s financing receivables, including loans and trade accounts receivable with contractual maturities exceeding one year and any related allowance for losses. The provisions of this update were effective for us at December 31, 2010, with the exception of disclosures related to activity occurring during a reporting period, which was effective for us in the first quarter of 2011. The adoption did not materially impact our consolidated financial statements.

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

Consolidated VIEs:

Two of our real estate joint ventures whose activities principally consist of owning and operating 30 neighborhood/community shopping centers, of which 22 are located in Texas, three in Georgia, two each in Tennessee and Florida and one in North Carolina, were determined to be VIEs. These VIEs have financing agreements that are guaranteed solely by us for tax planning purposes. We have determined that we are the primary beneficiary and have consolidated these joint ventures. Our maximum exposure to loss associated with these joint ventures is primarily limited to our guaranties of the debt, which were approximately $156.8 million in the aggregate at September 30, 2011.

Assets held by our consolidated VIEs approximate $271.1 million and $280.3 million at September 30, 2011 and December 31, 2010, respectively. Of these assets, $249.2 million and $253.6 million at September 30, 2011 and December 31, 2010, respectively, are collateral for debt.

Restrictions on the use of these assets are significant because they are collateral for the VIEs’ debt, and we would generally be required to obtain our partners’ approval in accordance with the joint venture agreements for any major transactions. Transactions with these joint ventures on our consolidated financial statements have been limited to changes in noncontrolling interests and reductions in debt from our partners’ contributions. We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required including operating cash shortfalls and unplanned capital expenditures. We have not provided any additional support to the VIEs as of September 30, 2011.

Unconsolidated VIEs:

At September 30, 2011, two unconsolidated real estate joint ventures were determined to be VIEs through the issuance of secured loans, of which $21.5 million of debt associated with a tenancy-in-common arrangement is recorded in our Condensed Consolidated Balance Sheet, since the lenders have the ability to make decisions that could have a significant impact on the success of the entities. In addition, we have another unconsolidated real estate joint venture with an interest in an entity which is deemed to be a VIE. This unconsolidated joint venture provided a guaranty on debt resulting from its investment in a joint venture. A summary of our unconsolidated VIEs is as follows (in thousands):

Period	Investment in Real Estate Joint Ventures and Partnerships, net (1)	Maximum Risk of Loss (2)
September 30, 2011	$ 30,355	$ 75,737
December 31, 2010	$ 11,581	$ 56,448

(1)	The carrying amount of the investments represents our contributions to the real estate joint ventures net of any distributions made and our portion of the equity in earnings of the joint ventures.
(2)	The maximum risk of loss has been determined to be limited to our debt exposure for each real estate joint venture.

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

Accordingly, the assets and liabilities of these transactions were recorded in our consolidated balance sheet at their estimated fair values as of their respective effective date, with any applicable partner’s share of the resulting net change included in noncontrolling interests. Fair value of assets acquired, liabilities assumed and equity interests was estimated using market-based measurements, including cash flow and other valuation techniques. The fair value measurement is based on both significant inputs for similar assets and liabilities in comparable markets and significant inputs that are not observable in the markets in accordance with our fair value measurements accounting policy. Key assumptions include third-party broker valuation estimates, discount rate of 8% as of April 13, 2011, and discount rates ranging from 8% to 17% as of April 1, 2010, a terminal capitalization rate for similar properties, and factors that we believe market participants would consider in estimating fair value. The results of these transactions are included in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income beginning April 13, 2011 and April 1, 2010, respectively.

The following table summarizes the transactions related to the business combinations, including the assets acquired and liabilities assumed as indicated (in thousands):

	Palm Coast April 13, 2011	Sheridan April 1, 2010

Fair value of our equity interests before business combinations	$7,578	$(21,858)

Fair value of consideration transferred	$11,462 (1)	$-

Amounts recognized for assets and liabilities assumed:
Assets:
Property	$32,807	$32,940
Unamortized debt and lease costs	2,421	5,182
Accrued rent and accounts receivable	211	213
Cash and cash equivalents	1,402	1,522
Other, net	694	151,464	(2)
Liabilities:
Debt, net	-	(101,741	) (3)
Accounts payable and accrued expenses	(137)	(647)
Other, net	(318)	(1,334)

Total net assets	$37,080	$87,599

Noncontrolling interests of the real estate joint ventures	$-	$(18,573)

(1)	Consideration included $.5 million of cash and $11.0 million in debt extinguished.
(2)	Included primarily a $97.0 million debt service guaranty asset, tax increment revenue bonds of $51.3 million and intangible and other assets.
(3)	Excluded the effect of $123.9 million in intercompany debt that is eliminated upon consolidation.

Although we do not anticipate any changes in the Palm Coast fair value measurements, the measurements may be subject to change within 12 months of the business combination date if new facts or circumstances are brought to our attention that were previously unknown but existed as of the business combination date.

As a result of the Palm Coast acquisition, we recognized a gain of $4.6 million which is attributable to the realization upon consolidation of our preferred return on equity. For the nine months ended September 30, 2011, this gain is included in discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as the property had been classified as held for sale as of September 30, 2011. Additionally, as a result of our Sheridan business combination, we recognized an impairment loss of $15.8 million as a result of revaluing our 50% equity interest held in the real estate joint ventures before the business combinations, which is reported as an impairment loss in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the nine months ended September 30, 2010. For the three months ended September 30, 2011, Palm Coast’s impact increased revenues and the net loss attributable to common shareholders by $.9 million and $1.1 million, respectively. For the nine months ended September 30, 2011, Palm Coast’s impact increased revenues and the net loss attributable to common shareholders by $1.7 million and $.8 million, respectively. For the three and nine months ended September 30, 2010, Sheridan’s impact increased revenues by $.7 million and $1.2 million, respectively. For the three months ended September 30, 2010, Sheridan’s impact increased net income attributable to common shareholders by $.1 million, and decreased net income attributable to common shareholders by $.8 million for the nine months ended September 30, 2010.

The following table summarizes the pro forma impact of the real estate joint ventures as if Palm Coast and Sheridan had been consolidated on January 1, 2010, the earliest year presented, as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	Pro Forma	Pro Forma	Pro Forma	Pro Forma
	2011(1)	2010 (1)	2011(1)	2010 (1)
Revenues	$138,565	$134,957	$406,531	$403,259
Net (loss) income	$(35,958)	$19,299	$(15,888)	$42,486
Net (loss) income attributable to common shareholders	$(42,089)	$8,718	$(42,085)	$13,101
Earnings per share – basic	$(.35)	$.07	$(.35)	$.11
Earnings per share – diluted	$(.35)	$.07	$(.35)	$.11

(1)	There are no non-recurring pro forma adjustments included within or excluded from the amounts in the preceding table.

Note 5.	Derivatives and Hedging

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

As of September 30, 2011 and December 31, 2010, respectively, we had three and two active interest rate contracts designated as cash flow hedges with an aggregate notional amount of $27.3 million and $11.8 million, respectively. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows. As of September 30, 2011 and December 31, 2010, the fair value of these derivatives included in net other assets was $.04 million and $.09 million, respectively, and included in net other liabilities was $.7 million and $.1 million, respectively.

As of September 30, 2011 and December 31, 2010, the balance in accumulated other comprehensive loss relating to cash flow interest rate contracts was $10.6 million and $11.7 million, respectively, and will be reclassified to net interest expense as interest payments are made on our fixed-rate debt. Amounts reclassified from accumulated other comprehensive loss to net interest expense were $.7 million and $.6 million for the three months ended September 30, 2011 and 2010, respectively, and $1.9 million during both the nine months ended September 30, 2011 and 2010. Within the next 12 months, approximately $2.6 million of the balance in accumulated other comprehensive loss is expected to be amortized to net interest expense related to settled interest rate contracts.

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

As of September 30, 2011 and December 31, 2010, we had four interest rate contracts, maturing through October 2017, with an aggregate notional amount of $119.6 million and $120.4 million, respectively, that were designated as fair value hedges and convert fixed interest payments at rates from 4.2% to 7.5% to variable interest payments ranging from .3% to 4.3% and .3% to 4.4%, respectively. We have determined that our fair value hedges are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in interest rates.

For the three and nine months ended September 30, 2011, we recognized a net reduction in interest expense of $1.8 million and $5.3 million, respectively, related to our fair value hedges, which includes net settlements and any amortization adjustment of the basis in the hedged item. For the three and nine months ended September 30, 2010, we recognized a net reduction in interest expense of $1.5 million and $4.7 million, respectively, related to our fair value hedges, which includes net settlements and any amortization adjustment of the basis in the hedged item. Also, for the three and nine months ended September 30, 2010, we recognized a gain of $.3 million and $.9 million, respectively, associated with hedge ineffectiveness with no such activity in the related periods of 2011.

A summary of the changes in fair value of our interest rate contracts is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Gain (Loss) Recognized in Income

Three Months Ended September 30, 2011:
Interest expense, net	$3,562	$(3,562)	$-

Nine Months Ended September 30, 2011:
Interest expense, net	$4,056	$(4,056)	$-

Three Months Ended September 30, 2010:
Interest expense, net	$6,851	$(6,523)	$328

Nine Months Ended September 30, 2010:
Interest expense, net	$20,744	$(19,865)	$879

The interest rate contracts at September 30, 2011 and December 31, 2010 were reported at their fair values as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
September 30, 2011	Other Assets, net	$11,200	Other Liabilities, net	$655
December 31, 2010	Other Assets, net	$7,192	Other Liabilities, net	$108

A summary of our derivatives is as follows (in thousands):

Derivatives Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended September 30, 2011:
Cash Flow Interest Rate Contracts	$ 542	Interest expense, net	$ (654)			Interest expense, net	$-
Fair Value Interest Rate Contracts				Interest expense, net	$ 4,577
Nine Months Ended September 30, 2011:
Cash Flow Interest Rate Contracts	$ 844	Interest expense, net	$ (1,892)			Interest expense, net	$(12)
Fair Value Interest Rate Contracts				Interest expense, net	$ 7,149
Three Months Ended September 30, 2010:
Cash Flow Interest Rate Contracts	$ 301	Interest expense, net	$ (619)			Interest expense, net	$(39)
Fair Value Interest Rate Contracts				Interest expense, net	$ 2,232	Interest expense, net	$328
Nine Months Ended September 30, 2010:
Cash Flow Interest Rate Contracts	$ 301	Interest expense, net	$ (1,947)			Interest expense, net	$(39)
Fair Value Interest Rate Contracts				Interest expense, net	$ 19,774	Interest expense, net	$879

Note 6.	Debt

Our debt consists of the following (in thousands):

	September 30, 2011	December 31, 2010
Debt payable to 2038 at 1.5% to 8.8%	$2,289,305	$2,389,532
Debt service guaranty liability	74,075	97,000
Unsecured notes payable under revolving credit facilities	195,300	80,000
Obligations under capital leases	45,383	21,000
Industrial revenue bonds payable to 2015 at 2.4%	1,674	1,916

Total	$2,605,737	$2,589,448

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	September 30, 2011	December 31, 2010
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$2,059,010	$2,349,802
Variable-rate debt	546,727	239,646

Total	$2,605,737	$2,589,448

As to collateralization:
Unsecured debt	$1,540,882	$1,450,148
Secured debt	1,064,855	1,139,300

Total	$2,605,737	$2,589,448

Effective September 30, 2011, we entered into an amended and restated $500 million unsecured revolving credit facility. The facility expires in September 2015, provides for a one-year extension upon our request and borrowing rates that float at a margin over LIBOR plus a facility fee. The borrowing margin and facility fee are priced off a grid that is tied to our senior unsecured credit ratings, which are currently 125.0 and 25.0 basis points, respectively. The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million.

Effective February 11, 2010, we entered into an amended and restated $500 million unsecured revolving credit facility, which was amended and replaced on September 30, 2011 as described above. The facility provided borrowing rates that floated at a margin over LIBOR plus a facility fee. The borrowing margin and facility fee were priced off a grid that was tied to our senior unsecured credit ratings, which were 275.0 and 50.0 basis points, respectively.

Effective May 2010, we entered into an agreement with a bank for an unsecured and uncommitted overnight facility totaling $99 million that we intend to maintain for cash management purposes. The facility provides for fixed interest rate loans at a 30 day LIBOR rate plus a borrowing margin based on market liquidity.

At September 30, 2011, $185.0 million was outstanding under our revolving credit facility at a variable interest rate of 1.2%. At December 31, 2010, no amounts under our revolving credit facility were outstanding. Letters of credit totaling $2.3 million and $52.4 million were outstanding under the revolving credit facility at September 30, 2011 and December 31, 2010, respectively. The balance outstanding under our unsecured and uncommitted overnight facility was $10.3 million and $80.0 million at September 30, 2011 and December 31, 2010, respectively, at a variable interest rate of 1.5% and 1.8%, respectively. The available balance under our revolving credit facility was $312.7 million and $447.6 million at September 30, 2011 and December 31, 2010, respectively. During 2011, the maximum balance and weighted average balance outstanding under both facilities combined were $330.7 million and $144.5 million, respectively, at a weighted average interest rate of 1.6%. During 2010, the maximum balance and weighted average balance outstanding under both facilities combined were $80.0 million and $12.2 million, respectively, at a weighted average interest rate of 1.8%.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4 is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040, as extended by the Sheridan Redevelopment Agency (“Agency”) in April 2011. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. At September 30, 2011 and December 31, 2010, respectively, we had $74.1 million and $97.0 million outstanding for the debt service guaranty liability.

At September 30, 2011 and December 31, 2010, respectively, we had $54.1 million and $129.9 million of 3.95% convertible senior unsecured notes outstanding due 2026. Interest is payable semi-annually in arrears on February 1 and August 1 of each year. The notes are redeemable for cash at our option for the principal amount plus accrued and unpaid interest. Holders of the notes have the right to require us to repurchase their notes for cash equal to the principal of the notes plus accrued and unpaid interest in August 2016 and 2021 or in the event of a change in control.

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

These notes were recorded at a discount of $1.3 million as of December 31, 2010, which was amortized through July 2011, resulting in an effective interest rate as of September 30, 2011 and December 31, 2010 of 5.56% and 5.75%, respectively. For the three months ended September 30, 2011 and 2010, net interest expense associated with this debt totaled $1.0 million and $2.0 million, respectively, including the amortization of the discount totaling $.2 million and $.5 million, respectively. For the nine months ended September 30, 2011 and 2010, net interest expense associated with this debt totaled $5.0 million and $6.0 million, respectively, including the amortization of the discount totaling $1.3 million and $1.7 million, respectively. The carrying value of the equity component as of both September 30, 2011 and December 31, 2010 was $23.4 million.

On August 29, 2011, we entered into a $200 million unsecured term loan of which the proceeds were used to pay down amounts outstanding under our revolving credit facility. The initial term of the loan is one year and can be repaid at par after nine months at our option. Borrowing rates under the agreement float at a margin over LIBOR and are priced off a grid that is tied to our senior unsecured credit ratings, which is currently 125.0 basis points.

During the three months ended September 30, 2011, $77.2 million of the 3.95% convertible senior unsecured notes were redeemed for cash in accordance with the provisions described above, and we paid our fixed rate 7% unsecured notes in the amount of $117.7 million at maturity.

Various leases and properties, and current and future rentals from those lease and properties, collateralize certain debt. At September 30, 2011 and December 31, 2010, the carrying value of such property aggregated $1.7 billion and $1.8 billion, respectively.

Scheduled principal payments on our debt (excluding $195.3 million due under our revolving credit facilities, $45.4 million of certain capital leases, $11.2 million fair value of interest rate contracts, $3.1 million net premium/(discount) on debt, $10.5 million of non-cash debt-related items, and $74.1 million debt service guaranty liability) are due during the following years (in thousands):

2011 remaining	$ 8,109
2012	507,195
2013	315,094
2014	473,863
2015	245,603
2016	231,311
2017	142,119
2018	64,411
2019	153,747
2020	3,658
Thereafter (1)	121,129

Total	$ 2,266,239

(1)	Includes $54.1 million of our 3.95% convertible senior unsecured notes outstanding due 2026, which may be called by us at any time and have future put options in 2016 and 2021.

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We believe we were in compliance with all restrictive covenants as of September 30, 2011.

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

The dividend rate per share for our common shares was $.275 and $.260 for three months ended September 30, 2011 and 2010, respectively, and $.825 and $.780 for the nine months ended September 30, 2011 and 2010, respectively.

In May 2010, our shareholders approved an amendment to our declaration of trust increasing the number of our authorized common shares, $.03 par value per share, from 150.0 million to 275.0 million.

Note 9.	Property

Our property consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Land	$916,882	$925,497
Land held for development	126,281	170,213
Land under development	17,411	22,967
Buildings and improvements	3,541,225	3,610,889
Construction in-progress	57,202	48,228

Total	$4,659,001	$4,777,794

The following carrying charges were capitalized (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest	$831	$737	$1,485	$2,729
Real estate taxes	160	85	243	304

Total	$991	$822	$1,728	$3,033

During the nine months ended September 30, 2011, we invested $42.9 million in the acquisition of two operating properties and $14.4 million in new development projects.

During the nine months ended September 30, 2011, we sold three retail properties, two industrial properties, a retail and an industrial building and eight undeveloped land parcels with aggregate gross sales proceeds from these dispositions totaling $55.0 million. Also, 11 properties totaling $148.3 million before accumulated depreciation have been classified as held for sale as of September 30, 2011.

Note 10.	Discontinued Operations

For the nine months ended September 30, 2011, we sold an industrial property located in each of Georgia and Texas and three shopping centers with two located in Texas and one in Kansas. We classified 11 properties with a net book value of $122.4 million as held for sale as of September 30, 2011, of which four are located in Texas, three in Florida and one each in Arizona, Georgia, Illinois and North Carolina. During 2010, we sold a shopping center located in Texas. The operating results of these properties have been reclassified and reported as discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. Revenues recorded in the operating (loss) income from discontinued operations for the three and nine months ended September 30, 2011 totaled $4.8 million and $14.7 million, respectively. Revenues recorded in the operating (loss) income from discontinued operations for the three and nine months ended September 30, 2010 totaled $4.9 million and $14.7 million, respectively. Included in the Condensed Consolidated Balance Sheet at December 31, 2010 were $41.9 million of property and $10.3 million of accumulated depreciation related to properties sold during the nine months ended September 30, 2011.

For the three and nine months ended September 30, 2011, impairment losses of $14.8 million and $17.7 million, respectively, were reported in discontinued operations. No impairment was recognized during the three and nine months ended September 30, 2010. Also, for the nine months ended September 30, 2011, a gain on acquisition of $4.6 million was reported in discontinued operations in connection with our business combination as discussed in Note 4.

We do not allocate other consolidated interest to discontinued operations because the interest savings to be realized from the proceeds of the sale of these operations is not material.

Note 11.	Notes Receivable from Real Estate Joint Ventures and Partnerships

We have ownership interests in a number of real estate joint ventures and partnerships. Notes receivable from these entities bear interest ranging from approximately 2.8% to 5.7% at September 30, 2011 and 2.0% to 12.0% at December 31, 2010. These notes are due at various dates through 2014 and are generally secured by real estate assets. We believe these notes are fully collectible, and no allowance has been recorded. Interest income recognized on these notes was $.8 million and $1.0 million for the three months ended September 30, 2011 and 2010, respectively, and $2.5 million and $3.3 million for the nine months ended September 30, 2011 and 2010, respectively.

In April 2011, we acquired our partner’s 50% unconsolidated joint venture interest in a Florida development property, which includes the extinguishment of $21.9 million of our notes receivable from real estate joint ventures and partnerships.

Note 12.	Related Parties

Through our management activities and transactions with our real estate joint ventures and partnerships, we had net accounts receivable of $2.4 million and $2.7 million outstanding as of September 30, 2011 and December 31, 2010, respectively. We also had accounts payable and accrued expenses of $8.0 million and $9.6 million outstanding as of September 30, 2011 and December 31, 2010, respectively. For the three months ended September 30, 2011 and 2010, we recorded joint venture fee income of $1.5 million and $1.4 million, respectively. For the nine months ended September 30, 2011 and 2010, we recorded joint venture fee income of $4.6 million and $4.3 million, respectively.

In August 2011, we entered into a purchase agreement to sell our 47.8% unconsolidated joint venture interest in a Colorado development project to our partner with anticipated gross sales proceeds totaling $28.8 million, which includes the assumption of our share of debt.

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

	September 30, 2011	December 31, 2010
Combined Condensed Balance Sheets
Property	$2,102,657	$2,142,524
Accumulated depreciation	(283,705)	(247,996)

Property, net	1,818,952	1,894,528

Other assets, net	182,047	168,091

Total	$2,000,999	$2,062,619

Debt, net (primarily mortgages payable)	$559,838	$552,552
Amounts payable to Weingarten Realty Investors and affiliates	170,969	202,092
Other liabilities, net	51,679	45,331

Total	782,486	799,975

Accumulated equity	1,218,513	1,262,644

Total	$2,000,999	$2,062,619

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Combined Condensed Statements of Operations

Revenues, net	$52,501	$48,002	$154,693	$142,609

Expenses:
Depreciation and amortization	16,507	15,087	51,051	45,730
Interest, net	9,557	8,613	28,394	26,754
Operating	8,961	8,296	26,791	24,441
Real estate taxes, net	6,001	5,529	18,607	18,008
General and administrative	865	974	2,834	2,871
Provision for income taxes	85	53	286	198
Impairment loss	26,718	-	28,776	231

Total	68,694	38,552	156,739	118,233

Gain on land and merchant development sales	-	184	-	184
Loss on sale of property	-	-	(21)	(3)

Net (loss) income	$(16,193)	$9,634	$(2,067)	$24,557

Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities’ underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net basis differences, which totaled $7.2 million and $8.8 million at September 30, 2011 and December 31, 2010, respectively, are generally amortized over the useful lives of the related assets.

Our real estate joint ventures and partnerships determined that the carrying amount of certain properties was not recoverable and that the properties should be written down to fair value. For the three and nine months ended September 30, 2011, our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $26.7 million and $28.8 million, respectively, associated with finite life joint ventures where the joint ventures’ ability to recover the carrying cost of the property may be limited by the term of the venture life. For the nine months ended September 30, 2010, $.2 million was recorded, and no such activity was present during the three months ended September 30, 2010.

Fees earned by us for the management of these real estate joint ventures and partnerships totaled $1.5 million and $1.4 million for the three months ended September 30, 2011 and 2010, respectively, and $4.6 million and $4.3 million for the nine months ended September 30, 2011 and 2010, respectively.

During 2011, an unconsolidated real estate joint venture sold two industrial buildings with gross sales proceeds aggregating $7.6 million.

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

Our deferred tax assets and liabilities, including a valuation allowance, consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Deferred tax assets:
Impairment loss	$20,758	$13,584
Allowance on other assets	1,449	1,423
Interest expense	10,259	7,256
Net operating loss carryforward	6,229	4,684
Other	1,359	672

Total deferred tax assets	40,054	27,619
Valuation allowance	(28,686)	(15,818)

Total deferred tax assets, net of allowance	$11,368	$11,801

Deferred tax liabilities:
Straight-line rentals	$1,550	$1,290
Book-tax basis differential	3,188	4,708
Other	2	-

Total deferred tax liabilities	$4,740	$5,998

At September 30, 2011 and December 31, 2010, we have recorded a net deferred tax asset of $11.4 million and $11.8 million; including the benefit of $20.8 million and $13.6 million of impairment losses, respectively, which will not be recognized until the related properties are sold. Realization is dependent on generating sufficient taxable income in the year the property is sold. Management believes it is more likely than not that a portion of these deferred tax assets, which primarily consists of impairment losses, will not be realized and established a valuation allowance totaling $28.7 million and $15.8 million as of September 30, 2011 and December 31, 2010, respectively. However, the amount of the deferred tax assets considered realizable could be reduced if estimates of future taxable income are reduced.

Note 15.	Commitments and Contingencies

As of September 30, 2011, we participate in five real estate ventures structured as DownREIT partnerships that have properties in Arkansas, California, Georgia, North Carolina, Texas and Utah. As a general partner, we have operating and financial control over these ventures and consolidate them in our consolidated financial statements. These ventures allow the outside limited partners to exchange their interest in the partnership for our common shares or an equivalent amount in cash. We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. During the nine months ended September 30, 2010, we issued common shares valued at $.7 million in exchange for certain of these interests. No common shares were issued in exchange for certain of these interests during the nine months ended September 30, 2011. The aggregate redemption value of these interests was approximately $34 million and $39 million as of September 30, 2011 and December 31, 2010, respectively.

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

During 2011, we filed a lawsuit against our joint venture partner in connection with the above project for failure to perform on the joint venture’s past due intercompany note payable to us, which has been eliminated in our consolidated financial statements. We are also involved in one consolidated and three unconsolidated joint ventures with this partner. To date, we are unable to determine the outcome of the lawsuit or its potential effects on our other joint ventures.

We have entered into commitments aggregating $48.3 million comprised principally of construction contracts which are generally due in 12 to 36 months.

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

Tax Increment Revenue Bonds

These assets represent tax increment revenue bonds which were issued by the Agency in connection with our investment in a development project in Sheridan, Colorado. The senior tax increment revenue bonds were valued based on quoted prices for similar assets in an active market. As a result, we have determined that the senior tax increment revenue bonds are classified within Level 2 of the fair value hierarchy. The valuation of our subordinated tax increment revenue bonds was determined based on assumptions that management believes market participants would use in pricing using widely accepted valuation techniques including discounted cash flow analysis based on the expected future sales tax revenues of the development project. This analysis reflected the contractual terms of the bonds, including the period to maturity, and used observable market-based inputs, such as market discount rates and unobservable market-based inputs, such as future growth and inflation rates. Since the majority of our inputs were unobservable, we have determined that the subordinate tax increment revenue bonds fall within the Level 3 classification of the fair value hierarchy. At December 31, 2010, the carrying value of these bonds was equal to its fair value. No such bonds were classified as available for sale at September 30, 2011.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2011
Assets:
Investments in grantor trusts	$13,743			$13,743
Derivative instruments:
Interest rate contracts		$11,200		11,200

Total	$13,743	$11,200	$-	$24,943

Liabilities:
Derivative instruments:
Interest rate contracts		$655		$655
Deferred compensation plan obligations	$13,743			13,743

Total	$13,743	$655	$-	$14,398

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2010
Assets:
Investments in grantor trusts	$15,055			$15,055
Tax increment revenue bonds		$51,255	$10,700	61,955
Derivative instruments:
Interest rate contracts		7,192		7,192

Total	$15,055	$58,447	$10,700	$84,202

Liabilities:
Derivative instruments:
Interest rate contracts		$108		$108
Deferred compensation plan obligations	$15,055			15,055

Total	$15,055	$108	$-	$15,163

A reconciliation of the outstanding balance of the subordinate tax increment revenue bonds using significant unobservable inputs (Level 3) is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Outstanding, January 1, 2010	$ -
Additions (1)	22,417
Loss included in earnings (2)	(11,717)

Outstanding, December 31, 2010	10,700
Settlement of recalled bonds (3)	(10,700)

Outstanding, September 30, 2011	$ -

(1)	Additions represent an investment including accrued interest in subordinate tax increment revenue bonds that was classified as available for sale on December 31, 2010.
(2)	Represents the change in net unrealized losses recognized in impairment loss in the Statement of Consolidated Income and Comprehensive Income for the year ended December 31, 2010.
(3)

Settlement of recalled bonds represents the recall of previously issued subordinated tax increment revenue bonds that were available for sale and were replaced with held to maturity subordinated tax increment revenue bonds associated with the exchange transaction in April 2011.

Nonrecurring Fair Value Measurements:

Property and Property Held for Sale Impairments

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

Investments in Real Estate Joint Ventures and Partnerships Impairments

The fair value of our investment in partially owned real estate joint ventures and partnerships is estimated by management based on a number of factors, including the performance of each investment, the life and other terms of the investment, market conditions, cash flow models, market capitalization rates and market discount rates, or by obtaining third-party broker valuation estimates, appraisals and bona fide purchase offers in accordance with our fair value measurements accounting policy. We recognize an impairment loss if we determine the fair value of an investment is less than its carrying amount and that loss in value is other than temporary.

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

Assets measured at fair value on a nonrecurring basis during 2011, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Gains (Losses) (1)
Property		$389	$94,162	$94,551	$(33,853)
Property Held for Sale		54,921		54,921	(14,845)
Investment in Real Estate Joint Ventures and Partnerships			6,033	6,033	(1,474)
Subordinate tax increment revenue bonds			26,723	26,723	(18,737)

Total	$-	$55,310	$126,918	$182,228	$(68,909)

(1)	Total gains (losses) exclude impairments on disposed assets.

In accordance with our policy of evaluating and recording impairments on the disposal of long-lived assets, property with a carrying amount of $128.5 million was written down to a fair value of $94.6 million, resulting in a loss of $33.9 million, which was included in earnings for the period. Management’s estimate of the fair value of these properties was determined using the expected sales price of an executed agreement for the Level 2 input and using third party broker valuations, bona fide purchase offers, cash flow models and discount rates ranging from 8% to 13% for the Level 3 inputs.

Property held for sale with a carrying amount of $67.3 million was written down to a fair value of $54.9 million less costs to sell of $2.4 million, resulting in a loss of $14.8 million, which was included in discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the period. Management’s estimate of the fair value of these properties was determined using the expected sales price of executed agreements for the Level 2 inputs.

Our net investment in real estate joint ventures and partnerships with a carrying amount of $7.5 million was written down to a fair value of $6.0 million, resulting in a loss of $1.5 million, which was included in earnings for the period. Management’s estimate of the fair value of these investments was determined using the life and other terms of the investment, our partner’s financial condition, cash flow models and market capitalization rates ranging from 7% to 9% for the Level 3 inputs.

In addition, a net credit loss on the exchange of bonds of $18.7 million was recognized upon the recall and replacement of our investment in tax increment revenue bonds by the Agency in April 2011. The exchange transaction resulted in us receiving approximately $16.5 million in cash proceeds and $57.7 million in new subordinated bonds replacing the face value of our $51.3 million of senior bonds and $22.4 million of subordinate bonds. The subordinate bonds had been previously written down to a fair value of $10.7 million. The carrying value of the $57.7 million subordinated bonds received in the exchange were written down to their fair value of $26.7 million, of which a loss of $11.7 million was previously recognized in December 2010. Management does not expect to recover the par value of the bonds based upon changes in terms of the bonds and future sales tax revenue projections of the development project through their maturity. Management’s estimates of the fair value of these investments were determined using third-party sales revenue projections, future growth rates ranging from 1% to 4% and inflation rates ranging from 1% to 2% for the Level 3 inputs.

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

Notes Receivable from Real Estate Joint Ventures and Partnerships

We estimated the fair value of our notes receivables from real estate joint ventures and partnerships based on quoted market prices for publicly-traded notes and on the discounted estimated future cash receipts. The discount rates used approximate current lending rates for a note or groups of notes with similar maturities and credit quality, assumes the note is outstanding through maturity and considers the note’s collateral (if applicable). We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. Notes with a carrying value of $149.8 million and $184.8 million at September 30, 2011 and December 31, 2010, respectively, have a fair value of approximately $155.4 million and $188.0 million, respectively.

Tax Increment Revenue Bonds

We estimated the fair value of our held to maturity subordinated tax increment revenue bonds, which were issued by the Agency in connection with our investment in a development project in Sheridan, Colorado, based on assumptions that management believes market participants would use in pricing using widely accepted valuation techniques including discounted cash flow analysis based on the expected future sales tax revenues of the development project. This analysis reflects the contractual terms of the bonds, including the period to maturity, and uses observable market-based inputs, such as market discount rates and unobservable market-based inputs, such as future growth and inflation rates. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. At September 30, 2011, the carrying value of these bonds was $26.7 million, which approximates its fair value. No such bonds were held to maturity at December 31, 2010.

A reconciliation of the credit loss recognized on our subordinated tax increment revenue bonds at September 30, 2011 is as follows (in thousands):

Credit Loss Recognized
Beginning balance, January 1, 2011	$ 11,717
Additions	19,305

Ending balance, September 30, 2011	$ 31,022

Debt

We estimated the fair value of our debt based on quoted market prices for publicly-traded debt and on the discounted estimated future cash payments to be made for other debt. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable). We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. Fixed-rate debt with a carrying value of $2.1 billion and $2.3 billion as of September 30, 2011 and December 31, 2010, respectively, has fair values of approximately $2.2 billion and $2.4 billion, respectively. Variable-rate debt with carrying values of $546.7 million and $239.6 million as of September 30, 2011 and December 31, 2010, respectively, has fair values of approximately $561.5 million and $252.2 million, respectively.

Note 17.	Share Options and Awards

In April 2011, our Long-Term Incentive Plan for the issuance of options and share awards expired, and issued options of 3.6 million remain outstanding as of September 30, 2011. The share options granted under this plan to non-officers vest over a three-year period beginning after the grant date, and share options and restricted shares for officers vest over a five-year period after the grant date. Restricted shares granted to trust managers and share options or awards granted to retirement eligible employees are expensed immediately.

In May 2010, our shareholders approved the adoption of the Amended and Restated 2010 Long-Term Incentive Plan, under which 3.0 million of our common shares were reserved for issuance, and options and share awards of 2.1 million are available for future grant at September 30, 2011. This plan expires in May 2020. Currently, these share options granted to non-officers vest ratably over a three-year period beginning after the grant date, and share options and restricted shares for officers vest ratably over a five-year period after the grant date. Restricted shares granted to trust managers and share options or awards granted to retirement eligible employees are expensed immediately. Restricted shares have the same rights of a shareholder, including the right to vote and receive dividends, except as otherwise provided by our Management Development and Executive Compensation Committee.

The grant price for both the Long-Term Incentive Plan and the Amended and Restated 2010 Long-Term Incentive Plan (collectively, the “Plans”) is calculated as an average of the high and low of the quoted fair value of our common shares on the date of grant. In the Plans, these options generally expire upon the earlier of termination of employment or 10 years from the date of grant, and restricted shares for officers and trust managers are granted at no purchase price. Our policy is to recognize compensation expense for equity awards ratably over the vesting period, except for retirement eligible amounts. For the three months ended September 30, 2011 and 2010, compensation expense, net of forfeitures, associated with share options and restricted shares totaled $1.4 million and $1.3 million, respectively, of which $.3 million was capitalized for both the three months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011 and 2010, compensation expense, net of forfeitures, associated with share options and restricted shares totaled $4.9 million and $3.7 million, of which $1.1 million and $.9 million was capitalized, respectively.

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

	Nine Months Ended September 30,
	2011	2010
Fair value per share option	$5.68	$5.42
Dividend yield	5.3%	5.3%
Expected volatility	39.6%	38.8%
Expected life (in years)	6.2	6.2
Risk-free interest rate	2.4%	2.9%

Following is a summary of the option activity for the nine months ended September 30, 2011:

	Shares Under Option	Weighted Average Exercise Price
Outstanding, January 1, 2011	4,614,272	$27.62
Granted	483,459	24.87
Forfeited or expired	(52,379)	26.12
Exercised	(254,524)	18.47

Outstanding, September 30, 2011	4,790,828	$27.84

The total intrinsic value of options exercised during the three and nine months ended September 30, 2011 was $.3 million and $1.8 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2010 was $.2 million and $.9 million, respectively. As of September 30, 2011 and December 31, 2010, there was approximately $4.3 million and $3.8 million, respectively, of total unrecognized compensation cost related to unvested share options, which is expected to be amortized over a weighted average of 2.3 years and 2.5 years, respectively.

The following table summarizes information about share options outstanding and exercisable at September 30, 2011:

	Outstanding				Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
$ 11.85 - $17.78	968,920	7.4 years	$11.85		434,519	$11.85	7.4 years
$ 17.79 - $26.69	1,448,394	6.3 years	$23.71		593,753	$23.44	2.3 years
$ 26.70 - $40.05	1,899,293	4.5 years	$34.26		1,641,172	$34.58	4.2 years
$ 40.06 - $49.62	474,221	5.2 years	$47.46		391,425	$47.46	5.2 years

Total	4,790,828	5.7 years	$27.84	$-	3,060,869	$30.84	4.4 years	$-

A summary of the status of unvested restricted shares for the nine months ended September 30, 2011 is as follows:

	Unvested Restricted Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2011	396,797	$19.32
Granted	158,040	24.89
Vested	(118,582)	20.36
Forfeited	(14,487)	20.73

Outstanding, September 30, 2011	421,768	$21.07

As of September 30, 2011 and December 31, 2010, there was approximately $5.7 million and $5.1 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 2.6 years and 2.8 years, respectively.

Note 18.	Employee Benefit Plans

We sponsor a noncontributory qualified retirement plan and a separate and independent nonqualified supplemental retirement plan for certain employees. The components of net periodic benefit cost for both plans are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$789	$924	$2,720	$2,707
Interest cost	725	686	2,615	2,022
Expected return on plan assets	(405)	(253)	(1,630)	(759)
Prior service cost	(22)	(21)	(92)	(63)
Recognized loss	151	164	613	493

Total	$1,238	$1,500	$4,226	$4,400

For the nine months ended September 30, 2011 and 2010, we contributed $2.2 million and $2.0 million to the qualified retirement plan, respectively. Currently, we do not anticipate making any additional contributions to this plan during 2011.

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

Note 19.	Impairment

The following impairment charges were recorded on the following assets based on the difference between the carrying amount of the assets and the estimated fair value (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Continuing operations:
Land held for development and undeveloped land (1)	$23,646	$2,827	$23,646	$2,827
Property marketed for sale (2)	10,224	2,114	11,149	2,350
Investments in real estate joint ventures and partnerships (3)	1,474	-	1,474	15,825
Tax increment revenue bonds and notes (4)	-	-	18,737	-

Total reported in continuing operations	35,344	4,941	55,006	21,002

Discontinued operations:
Property held for sale or sold	14,845	-	17,733	-

Total impairment charges	50,189	4,941	72,739	21,002

Other financial statement captions impacted by impairment:
Equity in loss of real estate joint ventures and partnerships, net	6,912	-	7,022	115
Net loss attributable to noncontrolling interests	(4,459)	-	(4,459)	-

Net impact of impairment charges	$52,642	$4,941	$75,302	$21,117

(1)	These impairments were prompted by changes in management’s plans for these properties, recent comparable market transactions and a change in market conditions.
(2)	These charges resulted from changes in management’s plans for these properties, primarily the marketing of these properties for sale.
(3)

Amounts reported in 2011 relate to current market conditions and liquidation plans for the underlying individual joint venture properties. The amount reported in 2010 represents an impairment loss recognized in connection with the revaluation of our 50% equity interest in a development project in Sheridan, Colorado, as a result of our assumption of control of the project as of April 1, 2010. See Note 4 for additional information.

(4)

During 2011, the tax increment revenue bonds were remarketed by the issuer. All of the outstanding bonds were recalled, and new bonds were issued. We recorded an $18.7 million net credit loss on the exchange of bonds associated with our investment in the subordinated tax increment revenue bonds (see Notes 15 and 16 for further information).

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

Information concerning our reportable segments is as follows (in thousands):

	Shopping Center	Industrial	Other	Total

Three Months Ended September 30, 2011:
Revenues	$123,851	$12,490	$2,224	$138,565
Net Operating Income	87,581	8,044	305	95,930
Equity in (Loss) of Real Estate Joint Ventures and Partnerships, net	(3,113)	92	(13)	(3,034)

Three Months Ended September 30, 2010:
Revenues	$119,281	$12,626	$2,211	$134,118
Net Operating Income	85,689	8,567	408	94,664
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	3,297	227	(69)	3,455

Nine Months Ended September 30, 2011:
Revenues	$360,931	$36,549	$8,137	$405,617
Net Operating Income	255,009	24,420	2,052	281,481
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	3,650	524	(232)	3,942

Nine Months Ended September 30, 2010:
Revenues	$355,956	$37,573	$6,779	$400,308
Net Operating Income	252,296	25,574	1,481	279,351
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	8,933	752	(364)	9,321

As of September 30, 2011:
Investment in Real Estate Joint Ventures and Partnerships, net	$306,576	$36,096	$-	$342,672
Total Assets	3,410,088	353,788	908,561	4,672,437

As of December 31, 2010:
Investment in Real Estate Joint Ventures and Partnerships, net	$309,171	$38,355	$-	$347,526
Total Assets	3,469,694	363,153	975,008	4,807,855

Segment net operating income reconciles to income from continuing operations as shown in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Total Segment Net Operating Income	$95,930	$94,664	$281,481	$279,351
Depreciation and Amortization	(38,872)	(35,921)	(114,499)	(107,466)
Impairment Loss	(35,344)	(4,941)	(55,006)	(21,002)
General and Administrative	(5,777)	(6,443)	(18,939)	(19,096)
Interest Expense, net	(35,814)	(36,579)	(110,005)	(111,124)
Interest and Other (Expense) Income, net	(494)	3,070	2,984	6,905
Equity in (Loss) Earnings of Real Estate Joint Ventures and Partnerships, net	(3,034)	3,455	3,942	9,321
Loss on Redemption of Convertible Senior Unsecured Notes	-	-	-	(135)
Gain on Land and Merchant Development Sales	383	-	1,346	-
(Provision) Benefit for Income Taxes	(471)	23	(229)	(93)

(Loss) Income from Continuing Operations	$(23,493)	$17,328	$(8,925)	$36,661

Note 21.	Noncontrolling Interests

The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010

Net (loss) income adjusted for noncontrolling interests	$(15,421)	$39,940
Transfers from the noncontrolling interests:
Increase in equity for operating partnership units	-	746
Net increase (decrease) in equity for the acquisition of noncontrolling interests	1,668	(879)

Change from net (loss) income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$(13,753)	$39,807

******

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We operate a portfolio of rental properties which includes neighborhood and community shopping centers and industrial properties that total approximately 74.7 million square feet. We have a diversified tenant base with our largest tenant comprising only 3.2% of total rental revenues during 2011.

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

During 2011, we announced our intentions to dispose over $600 million of non-core wholly-owned or joint venture operating properties over the next few years, which will recycle capital for growth opportunities and strengthen our operating fundamentals. We have successfully disposed of $66.5 million during 2011, either directly or through our interest in real estate joint ventures or partnerships, and have approximately $190 million currently under contract or letters of intent. Improvements in the economy earlier in 2011 had reopened markets to create more favorable pricing for dispositions; however, market conditions and access to the CMBS debt markets for potential purchasers have deteriorated. In spite of these conditions, we continue to believe we will successfully execute our disposition plan; however, further worsening of the economy could impact our ability to execute this plan. Additionally, competition for quality acquisition opportunities remains substantial; nevertheless, we have been successful in identifying selected properties, which meet our return hurdles, and we will continue to actively evaluate other opportunities as they enter the market.

We strive to maintain a strong, conservative capital structure which provides ready access to a variety of attractive long and short-term capital sources. We carefully balance obtaining low cost financing while matching long-term liabilities associated with acquired or developed long-term assets. The amendment and extension of our revolving credit facility in September 2011 enhances our liquidity for the next four years. While the availability of capital has improved over the past year, there can be no assurance that such pricing and availability will not deteriorate in the near future.

At September 30, 2011, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 386 developed income-producing properties and 10 properties under various stages of construction and development. The total number of centers includes 317 neighborhood and community shopping centers, 76 industrial projects and three other operating properties located in 23 states spanning the country from coast to coast.

We also owned interests in 41 parcels of land held for development that totaled approximately 30.5 million square feet.

We had approximately 7,300 leases with 5,200 different tenants at September 30, 2011.

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

In assessing the performance of our properties, management carefully tracks the occupancy of the portfolio. Occupancy for the total portfolio decreased from 91.9% at December 31, 2010 to 91.6% at September 30, 2011. While we will continue to monitor the economy and the effects on our tenants, we believe the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio will allow us to maintain occupancy levels at or above these levels as we move through 2011, assuming no bankruptcies by multiple national or regional tenants. The weakened economy contributed to a decrease in rental rates on a same-space basis as we completed new leases and renewed existing leases. We completed 1,337 new leases or renewals during 2011 totaling 5.3 million square feet; with no percentage change in rental rates on a cash basis. While we continue to see some strengthening on our renewal rates, new lease rates continue to be a challenge. Although we believe the gap in the new lease rate margins will not continue to widen, they are expected to remain a challenge through the end of the year.

New Development

At September 30, 2011, we had 10 properties in various stages of construction and development, including two newly acquired projects located in Florida and Georgia. We have funded $124.4 million to date on these projects, and we estimate our investment upon completion to be $132.0 million, after consideration of anticipated land sales and tax incentive financing which is estimated to be $24.6 million. Overall, the average projected return on investment for these properties is approximately 7.0% upon projected completion.

We have approximately $126.3 million in land held for development, net of impairment charges at September 30, 2011. Due to our analysis of current economic considerations, including the effects of recent market transactions and negotiations with potential buyers, we recognized an impairment charge of $23.6 million for the nine months ended September 30, 2011. Even with the unrest in the overall economy, we continue to see an increase in development and redevelopment opportunities entering the market, which we are selectively pursuing. Within this portfolio, we have experienced greater levels of interest in our land held for development property from retailers and other market participants. Also, certain tracts of land have been designated for transition to land under development as additional phases of existing developments become feasible.

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

Our analysis of equity method investments in real estate joint ventures and partnerships resulted in an impairment charge of $1.5 million for the nine months ended September 30, 2011 based on current market conditions and liquidation plans for these individual properties. We continue to monitor our joint venture relationships and evaluate whether new or existing relationships could provide equity for new investments.

Joint venture and outside fee income for the nine months ended September 30, 2011 and 2010 was approximately $4.9 million and $5.2 million, respectively. This fee income is based upon revenues, net income and in some cases appraised property values. We anticipate these fees will be consistent with our 2010 performance.

Dispositions

Dispositions are also a key component of our ongoing management process where we prune properties from our portfolio that no longer meet our geographic or growth targets. Dispositions provide capital, which may be recycled into properties that have high barrier-to-entry locations within high growth metropolitan markets, and thus have higher long-term growth potential. Over time, we expect this to produce a portfolio with higher occupancy rates and stronger internal revenue growth. We announced our intentions to dispose over $600 million of non-core wholly-owned or joint venture operating properties over the next few years. This accelerated disposition program may be impacted by market pricing conditions and debt financing available to prospective purchasers. After specifically identifying potential disposition properties and analyzing current market data, we recognized an impairment charge of $28.9 million for the nine months ended September 30, 2011 on the properties we believe we are likely to sell as part of this initiative or have been sold during the nine months ended September 30, 2011.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

Revenues

Total revenues were $138.6 million in the third quarter of 2011 versus $134.1 million in the third quarter of 2010, an increase of $4.5 million or 3.4%. This increase is attributable to an increase in net rental revenues of $5.5 million and a decrease in other revenue of $1.0 million. The increase in net rental revenues is associated primarily with the acquisition of six properties in the latter half of 2010 and two properties in 2011 and new development completions. A decline in lease cancellation income contributed to the decrease in other revenue.

Occupancy (leased space) of the portfolio as compared to the prior year was as follows:

	September 30,
	2011	2010

Shopping Centers	92.8%	92.6%
Industrial	87.9%	86.9%
Total	91.6%	91.1%

Depreciation and Amortization

Depreciation and amortization in the third quarter of 2011 was $38.9 million versus $35.9 million in the third quarter of 2010, an increase of $3.0 million or 8.4%. This increase is primarily attributable to the acquisition of six properties in the latter half of 2010 and two properties in 2011, new development completions and other capital activities.

Real Estate Taxes, net

Net real estate taxes in the third quarter of 2011 were $17.2 million versus $14.8 million in the third quarter of 2010, an increase of $2.4 million or 16.2%. The increase resulted primarily from rate and assessed valuation changes from the prior year.

Impairment Loss

The impairment loss in 2011 of $35.3 million is primarily attributable to land held for development, properties marketed for sale and our equity interest in certain unconsolidated joint ventures. The 2010 impairment loss of $4.9 million was associated with two land held for development properties.

Interest and Other (Expense) Income, net

Net interest and other (expense) income in the third quarter of 2011 was $(.5) million versus $3.1 million in the third quarter of 2010, a decrease of $3.6 million or 116.1%. The decrease is primarily attributable to the fair value decrease of $2.6 million in the assets held in a grantor trust related to our deferred compensation plan and from a decline in interest associated with our subordinated tax increment revenue bonds.

Equity in (Loss) Earnings of Real Estate Joint Ventures and Partnerships, net

Net equity in earnings of real estate joint ventures and partnerships in the third quarter of 2011 was $(3.0) million versus $3.5 million in the third quarter of 2010, a decrease of $6.5 million or 185.7%. The decrease is primarily attributable to an increase in impairment losses in 2011 with finite life joint ventures where the joint ventures’ ability to recover the carrying cost of the property may be limited by the term of the venture life.

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

Revenues

Total revenues were $405.6 million in the first nine months of 2011 versus $400.3 million in the first nine months of 2010, an increase of $5.3 million or 1.3%. This increase is attributable to an increase in net rental revenues and other revenue of $4.4 million and $.9 million, respectively. The increase in net rental revenues is associated primarily with the acquisition of six properties in the latter half of 2010 and two properties in 2011 and new development completions. The increase in other revenue is primarily attributable to a litigation settlement.

Depreciation and Amortization

Depreciation and amortization in the first nine months of 2011 was $114.5 million versus $107.5 million in the first nine months of 2010, an increase of $7.0 million or 6.5%. This increase is primarily attributable to the acquisition of six properties in the latter half of 2010 and two properties in 2011, new development completions and other capital activities.

Real Estate Taxes, net

Net real estate taxes in the first nine months of 2011 were $48.9 million versus $46.4 million in the first nine months of 2010, an increase of $2.5 million or 5.4%. The increase resulted primarily from rate and assessed valuation changes from the prior year.

Impairment Loss

The impairment loss in 2011 of $55.0 million is primarily attributable to land held for development, properties marketed for sale, our equity interest in certain unconsolidated joint ventures, the net credit loss on the exchange of tax increment revenue bonds and dispositions in 2011. The 2010 impairment loss of $21.0 million was attributable to the loss associated with the revaluation of two unconsolidated real estate joint ventures to fair value, two land held for development properties and the disposition of a retail building and an undeveloped land tract.

Interest Expense, net

Net interest expense totaled $110.0 million in the first nine months of 2011, down $1.1 million or 1.0% from the first nine months of 2010. The components of net interest expense were as follows (in thousands):

	Nine Months Ended
	September 30,
	2011	2010

Gross interest expense	$111,951	$114,435
Amortization of convertible bond discount	1,334	1,655
Over-market mortgage adjustment	(1,795)	(2,237)
Capitalized interest	(1,485)	(2,729)

Total	$110,005	$111,124

Gross interest expense totaled $112.0 million in the first nine months of 2011, down $2.5 million or 2.2% from the first nine months of 2010. The decrease in gross interest expense was due primarily to the reduction in interest rates as a result of refinancing notes and mortgages through the revolving credit facility. For the first nine months of 2011, the weighted average debt outstanding was $2.6 billion at a weighted average interest rate of 5.8% as compared to $2.5 billion outstanding at a weighted average interest rate of 6.0% in 2010. Capitalized interest decreased $1.2 million as a result of new development stabilizations and completions.

Interest and Other Income, net

Net interest and other income in the first nine months of 2011 was $3.0 million versus $6.9 million in the first nine months of 2010, a decrease of $3.9 million or 56.5%. The decrease is primarily attributable to the fair value decrease of $1.5 million in the assets held in a grantor trust related to our deferred compensation plan, a decline in interest earned on notes receivable from real estate joint ventures and partnerships associated primarily with the consolidation of an unconsolidated real estate joint venture effective April 1, 2010 and a reduction in interest associated with our investment in subordinated tax increment revenue bonds.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net

Net equity in earnings of real estate joint ventures and partnerships in the first nine months of 2011 was $3.9 million versus $9.3 million in the first nine months of 2010, a decrease of $5.4 million or 58.1%. The decrease is primarily attributable to an increase in impairment losses in 2011 with finite life joint ventures, which is offset by our 57.75% investment in a shopping center acquired in the fourth quarter of 2010.

Gain on Land and Merchant Development Sales

The gain on land and merchant development sales of $1.3 million in 2011 is primarily attributable to the gain on the sale from eight undeveloped land tracts at seven properties with four located in Texas and two each in Nevada and North Carolina.

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

During the third quarter of 2011, we paid off our fixed rate 7% unsecured notes of $117.7 million and redeemed $77.2 million of our 3.95% convertible senior unsecured notes using our revolving credit facility. In addition, we entered into a one year term loan in the amount of $200 million at a borrowing rate that floats at a margin over LIBOR. Loan proceeds were used to pay down amounts outstanding under our revolving credit facility.

We entered into an amended and restated $500 million unsecured revolving credit facility during the third quarter of 2011. The facility expires in September 2015, provides for a one-year extension upon request and provides borrowing rates that float at a margin over LIBOR plus a facility fee. The borrowing margin and facility fee are priced off a grid that is tied to our senior unsecured credit ratings, which are currently 125 and 25 basis points, respectively. This results in a decrease of 150 basis points in the borrowing margin from the previous margin of 275 basis points and a decrease of 25 basis points in the facility fee, substantially reducing our cost of borrowing.

As of September 30, 2011, we had $185.0 million outstanding under our $500 million revolving credit facility and $10.3 million was outstanding under our $99 million credit facility, which we use for cash management purposes. Our remaining 2011 and 2012 debt maturities total $515.3 million, including the $200 million term loan. We believe proceeds from our disposition program for the remainder of 2011 and 2012, combined with our available capacity under the revolving credit facilities, will provide adequate liquidity to meet these capital needs. In the event our disposition program does not progress as expected, we believe other debt and equity alternatives are available to us. Although external market conditions are not within our control, we do not currently foresee any reasons that would prevent us from entering the capital markets.

Our most restrictive debt covenants, including debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios, limit the amount of additional leverage we can add; however, we believe the sources of capital described above are adequate to execute our business strategy and remain in compliance with our debt covenants.

We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. Off balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $559.8 million, of which our ownership percentage is $199.1 million at September 30, 2011. Scheduled principal mortgage payments on this debt, excluding non-cash related items totaling $1.9 million, at 100% are as follows (in millions):

2011 remaining	$3.1
2012	48.8
2013	54.8
2014	115.8
2015	40.9
Thereafter	294.5

Total	$557.9

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

Dispositions

Through September 30, 2011, we sold three retail properties, two industrial properties, a retail and an industrial building and eight undeveloped land parcels with aggregate gross sales proceeds of $55.0 million, which generated a gain of $1.9 million. Also, an unconsolidated real estate joint venture sold two industrial buildings with gross sales proceeds aggregating $7.6 million.

Subsequent to September 30, 2011, we sold an industrial property for approximately $10.0 million.

New Development and Capital Expenditures

At September 30, 2011, we had 10 projects under various stages of construction and development with a total square footage of approximately 1.9 million, including two newly acquired projects located in Florida and Georgia. Overall, we expect our investment in these properties upon completion to be $132.0 million, net of future proceeds from land sales and tax incentive financing of $24.6 million.

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

Capital expenditures for additions to the existing portfolio, acquisitions, new development and our share of investments in unconsolidated real estate joint ventures and partnerships totaled $136.0 million and $94.2 million for the nine months ended September 30, 2011 and 2010, respectively. We have entered into commitments aggregating $48.3 million comprised principally of construction contracts which are generally due in 12 to 36 months.

Financing Activities:

Debt

Total debt outstanding was $2.6 billion at both September 30, 2011 and December 31, 2010. Total debt at September 30, 2011, included $2.1 billion on which interest rates are fixed and $546.7 million, including the effect of $119.6 million of interest rate contracts, which bears interest at variable rates. Additionally, of our total debt, $1.1 billion was secured by operating properties while the remaining $1.5 billion was unsecured.

We have a $500 million unsecured revolving credit facility, which expires in February 2015 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. The borrowing margin and facility fee are priced off a grid that is tied to our senior unsecured credit ratings, which are currently 125.0 and 25.0 basis points, respectively. The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million. As of October 31, 2011, we had $165.0 million outstanding, and the available balance was $332.7 million, net of $2.3 million in outstanding letters of credit.

We also have an agreement with a bank for an unsecured and uncommitted overnight facility totaling $99 million that we intend to maintain for cash management purposes. The facility provides for fixed interest rate loans at a 30 day LIBOR rate plus a borrowing margin based on market liquidity. As of October 31, 2011, $5.2 million was outstanding under this facility, and the available balance was $93.8 million.

During the first nine months of September 30, 2011, the maximum balance and weighted average balance outstanding under both facilities combined were $330.7 million and $144.5 million, respectively, at a weighted average interest rate of 1.6%.

Our five most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios. We believe we were in full compliance with all of our covenants as of September 30, 2011.

Our public debt covenant ratios as defined in our indenture agreement were as follows at September 30, 2011:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	45.6%
Secured Debt to Asset Ratio	Less than 40.0%	18.6%
Fixed Charge Ratio	Greater than 1.5	2.1
Unencumbered Asset Test	Greater than 100%	251.1%

At September 30, 2011, we had four interest rate contracts with an aggregate notional amount of $119.6 million that were designated as fair value hedges and convert fixed interest payments at rates ranging from 4.2% to 7.5% to variable interest payments ranging from .3% to 4.3%.

We also have three interest rate contracts with an aggregate notional amount of $27.3 million that were designated as cash flow hedges. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.

We could be exposed to losses in the event of nonperformance by the counter-parties; however, management believes such nonperformance is unlikely.

Equity

In February 2011, our Board of Trust Managers approved an increase to our quarterly dividend rate for our common shares of beneficial interest (“common shares”) from $.260 to $.275 per share commencing with the first quarter 2011 distribution. Common and preferred dividends paid totaled $124.3 million during the first nine months of 2011. Our dividend payout ratio (as calculated as dividends paid on common shares divided by FFO - basic) for the three and nine months ended September 30, 2011 approximated 2,256.0% and 113.4%, respectively, which is inclusive of non-cash transactions including impairment charges and other non-cash items.

In September 2011, we filed a universal shelf registration statement which is effective for the next three years. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public and private placements.

Contractual Obligations

We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our revolving credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable. We have entered into commitments aggregating $48.3 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of September 30, 2011 (in thousands):

	Remaining
	2011	2012	2013	2014	2015	Thereafter	Total
Mortgages and Notes Payable: (1)
Unsecured Debt	$18,335	$440,439	$218,355	$339,571	$304,742	$379,087	$1,700,529
Secured Debt	22,294	183,165	191,845	198,693	188,034	533,607	1,317,638

Lease Payments	903	3,569	3,519	3,183	2,956	123,919	138,049

Other Obligations (2)	18,041	42,562					60,603

Total Contractual Obligations	$59,573	$669,735	$413,719	$541,447	$495,732	$1,036,613	$3,216,819

(1)

Includes principal and interest with interest on variable-rate debt calculated using rates at September 30, 2011, excluding the effect of interest rate swaps. Also, excludes a $74.1 million debt service guaranty liability.

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

Off Balance Sheet Arrangements

As of September 30, 2011, none of our off balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $2.3 million and $52.4 million were outstanding under the revolving credit facility at September 30, 2011 and December 31, 2010, respectively.

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

As of September 30, 2011, two unconsolidated real estate joint ventures were determined to be variable interest entities (“VIEs”) through the issuance of secured loans, since the lenders have the ability to make decisions that could have a significant impact on the success of the entities. In addition, we have another unconsolidated real estate joint venture with an interest in an entity which is deemed to be a variable interest entity, since the unconsolidated joint venture provided a guaranty on debt obtained from its investment in a joint venture. Our maximum risk of loss associated with these VIEs was limited to $75.7 million at September 30, 2011.

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

FFO is calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net (loss) income attributable to common shareholders	$(42,089)	$8,660	$(42,028)	$13,333
Depreciation and amortization	38,470	35,261	113,397	105,449
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	5,689	4,850	17,282	14,795
Gain on sale of property	(597)	(114)	(784)	(1,575)
Loss on sale of property of unconsolidated real estate joint ventures and partnerships	-	-	10	1

Funds from operations – basic and diluted	$1,473	$48,657	$87,877	$132,003

Weighted average shares outstanding – basic	120,413	119,978	120,301	119,899
Effect of dilutive securities:
Share options and awards	-	839	-	811

Weighted average shares outstanding – diluted	120,413	120,817	120,301	120,710

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

We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At September 30, 2011, we had fixed-rate debt of $2.1 billion and variable-rate debt of $546.7 million, after adjusting for the net effect of $119.6 million notional amount of interest rate contracts. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $5.5 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $16.5 million and $72.1 million, respectively.

ITEM 4.	Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2011. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

There has been no change to our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	Risk Factors

We have no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of our common shares of beneficial interest for the quarter ended September 30, 2011 are as follows:

	(a)	(b)	(c)	(d)

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program

July 1, 2011 to July 31, 2011	24,780	$26.52

(1)	Shares repurchased are associated with employee share options exercised during the period.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Removed and Reserved

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEINGARTEN REALTY INVESTORS
(Registrant)

	By:	/s/ Andrew M. Alexander
Andrew M. Alexander Chief Executive Officer

	By:	/s/ Joe D. Shafer
Joe D. Shafer Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)

DATE: November 9, 2011

EXHIBIT INDEX

(a)		Exhibits:

10.1	—	Amended and Restated Credit Agreement dated September 30, 2011 (filed as Exhibit 10.1 on WRI’s Form 8-K on October 4, 2011 and incorporated herein by reference).
10.2	—

Credit Agreement dated August 29, 2011 among Weingarten Realty Investors, the Lenders Party Hereto and The Bank of Nova Scotia, as Administrative Agent (filed as Exhibit 10.1 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).

10.3	—	Credit Agreement Note dated August 29, 2011 with The Bank of Nova Scotia (filed as Exhibit 10.2 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).
10.4	—	Credit Agreement Note dated August 29, 2011 with Compass Bank (filed as Exhibit 10.3 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).
10.5	—	Credit Agreement Note dated August 29, 2011 with PNC Bank, National Association (filed as Exhibit 10.4 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).
10.6	—	Credit Agreement Note dated August 29, 2011 with Sumitomo Mitsui Banking Corporation (filed as Exhibit 10.5 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).
10.7	—	Credit Agreement Note dated August 29, 2011 U.S. Bank National Association (filed as Exhibit 10.6 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).
10.8	—

Guaranty associated with Credit Agreement among Weingarten Realty Investors, the Lenders Party Hereto and The Bank of Nova Scotia, as Administrative Agent, dated August 29, 2011 (filed as Exhibit 10.7 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).

31.1*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1*	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report.

**	Furnished with this report.