Form 10-K
period 2011-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2012-02-29
CIK 828916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

(Registrant’s telephone number, including area code)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                            YES  ☒            NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                    YES  ☐            NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        YES  ☒     NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            YES   ☒            NO   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                             YES  ☐            NO  ☒

The aggregate market value of the common shares of beneficial interest held by non-affiliates on June 30, 2011 (based upon the closing sale price on the New York Stock Exchange of $25.16) was $2,788,154,566.

As of January 31, 2012, there were 120,846,358 common shares of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Shareholders to be held on May 8, 2012 have been incorporated by reference to Part III of this Form 10-K.

Forward-Looking Statements

This annual report on Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) disruptions in financial markets, (ii) general economic and local real estate conditions, (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iv) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates, (vii) the availability of suitable acquisition opportunities, (viii) the ability to dispose of properties, (ix) changes in expected development activity, (x) increases in operating costs, (xi) tax matters, including failure to qualify as a real estate investment trust, could have adverse consequences and (xii) investments through real estate joint ventures and partnerships involve risks not present in investments in which we are the sole investor. Accordingly, there is no assurance that our expectations will be realized. For further discussion of the factors that could materially affect the outcome of our forward-looking statements and our future results and financial condition, see “Item 1A. Risk Factors.”

PART I

ITEM 1.	Business

General.    Weingarten Realty Investors is a real estate investment trust (“REIT”) organized under the Texas Business Organizations Code. We, and our predecessor entity, began the ownership and development of shopping centers and other commercial real estate in 1948. Our primary business is leasing space to tenants in the shopping and industrial centers we own or lease. We also provide property management services for both joint ventures in which we are partners and for other outside owners for which we charge fees.

At December 31, 2011, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 380 developed income-producing properties and 11 properties under various stages of construction and development. The total number of properties includes 313 neighborhood and community shopping centers, 75 industrial projects and three other operating properties located in 23 states spanning the country from coast to coast. The portfolio of properties is approximately 76.1 million square feet.

We also owned interests in 40 parcels of land held for development that totaled approximately 30.0 million square feet.

At December 31, 2011, we employed 370 full-time persons; our principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008; and our phone number is (713) 866-6000. We also have 10 regional offices located in various parts of the United States (“U.S.”).

Financial Information about Segments.    We are primarily in the business of owning, managing and developing retail shopping centers. To a lesser extent, we own and manage industrial properties and other operating properties. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for further information regarding our reportable segments.

Investment and Operating Strategy.    Our strategy is to remain a leader in owning and operating top tier neighborhood and community shopping centers in the U.S. We will accomplish this by focusing on core operating fundamentals through continuing our hands-on leasing and management, selective redevelopment of the existing portfolio of properties, disciplined growth from strategic acquisitions and new developments and disposition of assets that no longer meet our ownership criteria. We remain committed to maintaining a conservatively leveraged balance sheet, a well-staggered debt maturity schedule and strong credit agency ratings.

During 2011, we announced our strategic initiative to dispose of over $600 million of non-core operating properties over the next few years, which will recycle capital for growth opportunities and strengthen our operating fundamentals. In the course of executing this disposition plan, given proper pricing, we will consider selling both retail and industrial properties. To date, we have successfully disposed of $155.6 million, either directly or through our interest in real estate joint ventures or partnerships, and have approximately $76.9 million currently under contracts or letters of intent.

The proceeds generated by this program will be used to reduce outstanding debt, further deleveraging our balance sheet. Furthermore, we will have positioned ourselves to take advantage of growth opportunities as they present themselves as the economy improves. Competition for quality acquisition opportunities remains substantial; nevertheless, we have been successful in identifying selected properties that meet our return hurdles, and we will continue to actively evaluate other opportunities as they enter our target markets.

We may either purchase or lease income-producing properties in the future, and may also participate with other entities in property ownership through partnerships, joint ventures or similar types of co-ownership. Equity investments may be subject to existing mortgage financing and other indebtedness or such financing may be incurred in connection with acquiring such investments.

We may invest in mortgages; however, we have traditionally invested in first mortgages to real estate joint ventures or partnerships in which we own an equity interest or to obtain control over a real estate asset that we desire to own. We may also invest in securities of other issuers for the purpose, among others, of exercising control over such entities, subject to the gross income and asset tests necessary for REIT qualification.

In acquiring and developing properties, we attempt to accumulate enough properties in a geographic area to allow for the establishment of a regional office, which enables us to obtain in-depth knowledge of the market from a leasing perspective and to have easy access to the property and our tenants from a management viewpoint.

At December 31, 2011, neighborhood and community shopping centers generated 89.0% of total revenue and industrial properties accounted for 9.1%. We expect to continue our focus on the future growth of the portfolio in neighborhood and community centers in markets where we currently operate and may expand to other markets throughout the U.S.

Diversification from both a geographic and tenancy perspective is a critical component of our operating strategy. While approximately 32.7% of the building square footage of our properties is located in Texas, we continue to look for opportunities to expand our holdings outside the state. With respect to tenant diversification, our two largest tenants accounted for 3.2% and 2.0%, respectively, of our total rental revenues for the year ended December 31, 2011. No other tenant accounted for more than 1.8% of our total rental revenues.

We finance our growth and working capital needs in a conservative manner. Our senior debt credit ratings were BBB from Standard & Poors and Baa2 from Moody’s Investor Services as of December 31, 2011 and 2010. We intend to maintain a conservative approach to managing our balance sheet, which, in turn, gives us many options of raising debt or equity capital when needed. At December 31, 2011, our ratio of earnings to combined fixed charges and preferred dividends as defined by the Securities and Exchange Commission (“SEC”), not based on funds from operations, was 1.04 to 1 and our debt to total assets before depreciation was 44.7%.

Our policies with respect to the investment and operating strategies discussed above are periodically reviewed by our Board of Trust Managers and may be modified without a vote of our shareholders.

Location of Properties.    Our properties are located in 23 states, primarily throughout the southern half of the country. As of December 31, 2011, we have 391 properties which were owned or operated under long-term leases either directly or through our interests in real estate joint ventures or partnerships. Net operating income generated by our properties located in Houston and its surrounding areas was 21.7%, and an additional 11.6% of net operating income is generated from properties that are located in other parts of Texas. We also have 40 parcels of land held for development, 11 of which are located in Houston and its surrounding areas and nine of which are located in other parts of Texas. Because of our investments in Houston and its surrounding areas, as well as in other parts of Texas, the Houston and Texas economies affect, to a large degree, our business and operations.

Economic Factors.    While downside risks still exist, most economic indicators suggest that the economic recovery is gaining strength. Consumer confidence has begun to rebound from historical low levels, credit availability is improving, and retail sales showed growth through 2011. Sales will likely continue to trend upward though at a decreased rate, causing year over year comparisons to be more difficult. Overall, we expect the improved gross sales to translate into a stronger demand for retail space which should lead to lower vacancy rates and more stable rents beyond 2012. With the majority of our shopping centers being supermarket-anchored and located in densely populated, major metropolitan areas, our portfolio came through the recession stronger than centers anchored by tenants with more discretionary product lines.

Our market analysis has identified stronger interest for top tier shopping centers where easier availability for credit has resulted in higher prices. Second and third tier properties have continued to see pricing constraints. In light of these trends, we have continued to dedicate internal resources to evaluate available assets in our key markets and to identify and purchase the best assets and properties with the strongest upside potential.

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

We also compete for tenants to occupy the space that is developed, acquired and managed by our competitors or us. The principal competitive factors in attracting tenants in our market areas are location, price, anchor tenants and maintenance of properties. We believe our key competitive advantages include the favorable locations of our properties, knowledge of markets and customer bases, our ability to provide a retailer with multiple locations with anchor tenants and the practice of continuous maintenance and renovation of our properties.

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

Financial Information.    Additional financial information concerning us is included in the Consolidated Financial Statements located on pages 44 through 89 herein.

ITEM 1A.	Risk Factors

The risks described below could materially and adversely affect our results of operations, financial condition, liquidity and cash flows. In addition to these risks, our operations may also be affected by additional factors not presently known or that we currently consider immaterial to our operations.

Disruptions in the financial markets could affect our liquidity and have other adverse effects on us and the market price of our common shares of beneficial interest.

The U.S. and global equity and credit markets can experience significant price volatility, dislocations and liquidity disruptions, which could cause market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances could materially impact liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases result in the unavailability of certain types of financing. Uncertainties in the equity and credit markets may negatively impact our ability to access additional financing at reasonable terms or at all, which may negatively affect our ability to complete dispositions, form joint ventures or refinance our debt. A prolonged downturn in the equity or credit markets could cause us to seek alternative sources of potentially less attractive financing, and require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of financing or difficulties in obtaining financing. These events in the equity and credit markets may make it more difficult or costly for us to raise capital through the issuance of our common shares of beneficial interest (“common shares”) or preferred shares. These disruptions in the financial markets also may have a material adverse effect on the market value of our common shares and preferred shares and other adverse effects on us or the economy generally. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of equity or credit financing.

Among the market conditions that may affect the value of our common shares and preferred shares are the following:

¡	The attractiveness of REIT securities as compared to other securities, including securities issued by other real estate companies, fixed income equity securities and debt securities;
¡

Changes in revenues or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

¡	The degree of interest held by institutional investors;
¡	Speculation in the press or investment community;
¡	The ability of our tenants to pay rent to us and meet their other obligations to us under current lease terms;
¡	Our ability to re-lease space as leases expire;
¡	Our ability to refinance our indebtedness as it matures;
¡	Actual or anticipated quarterly fluctuations in our operating results and financial condition;
¡	Any changes in our distribution policy;
¡	Any future issuances of equity securities;
¡	Strategic actions by us or our competitors, such as acquisitions or restructurings;
¡	General market conditions and, in particular, developments related to market conditions for the real estate industry; and
¡	Domestic and international economic and political factors unrelated to our performance.

The volatility in the stock market can create price and volume fluctuations that may not necessarily be comparable to operating performance.

The economic performance and value of our shopping centers depend on many factors, each of which could have an adverse impact on our cash flows and operating results.

The economic performance and value of our properties can be affected by many factors, including the following:

¡	Changes in the national, regional and local economic climate;
¡	Changes in environmental regulatory requirements including, but not limited to, legislation on global warming;
¡	Local conditions such as an oversupply of space or a reduction in demand for real estate in the area;
¡	The attractiveness of the properties to tenants;

¡	Competition from other available space;
¡	Our ability to provide adequate management services and to maintain our properties;
¡	Increased operating costs, if these costs cannot be passed through to tenants;
¡	The cost of periodically renovating, repairing and releasing spaces;
¡	Consequence of any armed conflict involving, or terrorist attack against, the U.S.;
¡	Our ability to secure adequate insurance;
¡	Fluctuations in interest rates;
¡	Changes in real estate taxes and other expenses; and
¡	Availability of financing on acceptable terms or at all.

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

We intend to acquire existing commercial properties to the extent that suitable acquisitions can be made on advantageous terms. Acquisitions of commercial properties involve risks such as:

¡	Our estimates on expected occupancy and rental rates may differ from actual conditions;
¡	Our estimates of the costs of any redevelopment or repositioning of acquired properties may prove to be inaccurate;
¡	We may be unable to operate successfully in new markets where acquired properties are located, due to a lack of market knowledge or understanding of local economies;
¡	We may be unable to successfully integrate new properties into our existing operations; or
¡	We may have difficulty obtaining financing on acceptable terms or paying the operating expenses and debt service associated with acquired properties prior to sufficient occupancy.

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

Volatility in capital markets could adversely affect acquisition activities by impacting certain factors including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage-backed securities (“CMBS”) in the market. These factors directly affect a lender’s ability to provide debt financing as well as increase the cost of available debt financing. As a result, we may not be able to obtain favorable debt financing in the future or at all. This may result in future acquisitions generating lower overall economic returns, which may adversely affect our results of operations and distributions to shareholders. Furthermore, any turmoil in the capital markets could adversely impact the overall amount of capital available to invest in real estate, which may result in price or value decreases of real estate assets.

Adverse global market and economic conditions may continue to adversely affect us and could cause us to recognize additional impairment charges or otherwise harm our performance.

Market and economic conditions have been unprecedented and challenging with tighter credit conditions. Continued concerns about the systemic impact of the availability and cost of credit, ongoing volatility in European capital markets, the U.S. mortgage market, inflation, energy costs, geopolitical issues and declining equity and real estate markets have contributed to increased market volatility and diminished expectations for the U.S. economy. The retail shopping sector has been negatively affected by these market and economic conditions. These conditions may result in our tenants delaying lease commencements, declining to extend or renew leases upon expiration and/or renewing at lower rates. These conditions also have forced some weaker retailers, in some cases, to declare bankruptcy and/or close stores. Certain retailers have announced store closings even though they have not filed for bankruptcy protection. Lease terminations by certain tenants or a failure by certain tenants to occupy their premises in a shopping center could result in lease terminations or significant reductions in rent by other tenants in the same shopping center under the terms of some leases, in which case we may be unable to re-lease the vacated space at attractive rents or at all, and our rental payments from our continuing tenants could significantly decrease. Additionally, adverse conditions could also result in the revaluation of our investments in real estate joint ventures and partnerships, notes receivable from our real estate joint ventures and partnerships and other property related investments.

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

The substantial majority of our income is derived from rental income from real property. As a result, our performance depends on our ability to collect rent from tenants. Our income and funds for distribution would be negatively affected if a significant number of our tenants, or any of our major tenants (as discussed in more detail below):

¡	Delay lease commencements;
¡	Decline to extend or renew leases upon expiration;
¡	Fail to make rental payments when due; or
¡	Close stores or declare bankruptcy.

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

We intend to continue the selective development and construction of retail properties in accordance with our development and underwriting policies as opportunities arise. Our development and construction activities include risks that:

¡	We may abandon development opportunities after expending resources to determine feasibility;
¡	Construction costs of a project may exceed our original estimates;
¡	Occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;
¡	Rental rates could be less than projected;
¡

Project completion may be delayed because of a number of factors, including weather, labor disruptions, construction delays or delays in receipt of zoning or other regulatory approvals, adverse economic conditions, acts of terror or other acts of violence, or acts of God (such as fires, earthquakes or floods);

¡	Financing may not be available to us on favorable terms for development of a property;
¡	We may not complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs; and
¡	We may not be able to obtain, or may experience delays in obtaining necessary zoning, land use, building, occupancy and other required governmental permits and authorizations.

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

We are generally subject to risks associated with debt financing. These risks include:

¡	Our cash flow may not satisfy required payments of principal and interest;

¡	We may not be able to refinance existing indebtedness on our properties as necessary or the terms of the refinancing may be less favorable to us than the terms of existing debt;
¡	Required debt payments are not reduced if the economic performance of any property declines;
¡	Debt service obligations could reduce funds available for distribution to our shareholders and funds available for capital investment;
¡	Any default on our indebtedness could result in acceleration of those obligations and possible loss of property to foreclosure; and
¡	The risk that necessary capital expenditures for purposes such as re-leasing space cannot be financed on favorable terms.

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

Volatility in market and economic conditions may impact our partners’ ability to perform in accordance with our real estate joint venture and partnership agreements resulting in a change in control or the liquidation plans of its underlying properties.

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

¡

We would be taxed as a regular domestic corporation, which, among other things, means that we would be unable to deduct distributions to our shareholders in computing our taxable income and would be subject to U.S. federal income tax on our taxable income at regular corporate rates;

¡

Any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to shareholders, and could force us to liquidate assets or take other actions that could have a detrimental effect on our operating results; and

¡

Unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which we lost our qualification, and our cash available for distribution to our shareholders would, therefore, be reduced for each of the years in which we do not qualify as a REIT.

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

For each of the four quarters during 2011 and 2010, we paid a cash distribution at a quarterly rate of $.275 and $.26 per common share, respectively. During the first quarter of 2009, we paid a cash distribution at a quarterly rate of $.525 per common share. Commencing with our second quarter 2009 dividend payout, we paid a cash distribution at a quarterly rate of $.25 per common share.

While we currently expect to pay future distributions in cash, we may pay up to 90% of our distributions in common shares, as permitted by an IRS revenue procedure that allows us to satisfy the REIT income distribution requirement by distributing up to 90% of our distributions in common shares in lieu of paying distributions entirely in cash. In the event that we pay a portion of a distribution in common shares, which we reserve the right to do, recipients would be required to pay tax on the entire amount of the distribution, including the portion paid in common shares, in which case the recipients might have to pay the tax using cash from other sources. Furthermore, with respect to non-U.S. holders, we may be required to withhold U.S. tax with respect to all or a portion of such distribution that is payable in common shares.

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

Our declaration of trust contains certain limitations associated with share ownership.

In order to maintain our status as a REIT, our declaration of trust prohibits any individual from owning more than 9.8% of our outstanding common shares. This restriction is likely to discourage third parties from acquiring control without the consent of our Board of Trust Managers, even if a change in control were in the best interests of our shareholders.

Also, our declaration of trust requires the approval of the holders of 80% of our outstanding common shares and the approval by not less than 50% of the outstanding common shares not owned by any related person (a person owning more than 50% of our common shares) in order to consummate a business transaction such as a merger. There are certain exceptions to this requirement; however, the 80% approval requirement could make it difficult for us to consummate a business transaction even if it is in the best interest of our shareholders.

Compliance with the Americans with Disabilities Act and fire, safety and other regulations may require us to make unintended expenditures that adversely affect our cash flows.

All of our properties are required to comply with the Americans with Disabilities Act (“ADA”). The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and noncompliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom we lease properties are obligated by law to comply with the ADA provisions, and typically under tenant leases are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected. As a result, we could be required to expend funds to comply with the provisions of the ADA, which could adversely affect the results of operations and financial condition and our ability to make distributions to shareholders. In addition, we are required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to the properties. We may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could have a material adverse effect on our ability to meet the financial obligations and make distributions to our shareholders.

Changes in accounting standards may adversely impact our financial condition and results of operations.

The Financial Accounting Standards Board (“FASB”), in conjunction with the SEC, has several key projects on their agenda that could impact how we currently account for our material transactions, including lease accounting and other convergence projects with the International Accounting Standards Board. We believe that these and other potential proposals could have varying degrees of impact on us ranging from minimal to material. At this time, we are unable to predict with certainty which, if any, proposals may be passed or what level of impact any such proposal could have on us.

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

Currently, we are subject to certain regulations regarding the future replacement of roofing on our properties located in California, the City of Houston and Burbank, Illinois, which will increase the cost of replacement roofs for those properties. Compliance with these regulations is not expected to have a material effect on our operating results.

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

The current U.S. administration and Congress have made, or called for consideration of, several additional proposals relating to a variety of issues, including healthcare, financial regulation reform, climate control and others. We believe that these and other potential proposals could have varying degrees of impact on us ranging from minimal to material. At this time, we are unable to predict with certainty which, if any, proposals may be passed or what level of impact any such proposal could have on us.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

At December 31, 2011, our real estate properties consisted of 391 locations in 23 states. A complete listing of these properties, including the name, location, building area and land area, is as follows (in square feet):

Center and Location		Building Total	Land Total

Retail

Arizona
Arrowhead Festival S.C., 75th Ave. at W. Bell Rd., Glendale		194,309	157,000
Basha's Valley Plaza, S. McClintock at E. Southern, Tempe		153,880	570,000
Broadway Marketplace, Broadway at Rural, Tempe		87,379	347,000
Camelback Village Square, Camelback at 7th Avenue, Phoenix		242,715	543,000
Desert Village, Pinnacle Peak Rd. at Pima Rd., Scottsdale		107,214	595,901
Entrada de Oro, Magee Road and Oracle Road, Tucson		109,075	572,000
Fountain Plaza, 77th St. at McDowell, Scottsdale		294,813	445,000
Fry's Ellsworth Plaza, Broadway Rd. at Ellsworth Rd., Mesa		73,608	58,000
Laveen Village Market, Baseline Rd. at 51st St., Phoenix		319,067	372,274
Madera Village, Tanque Verde Rd. and Catalina Hwy., Tucson		106,893	419,000
Mohave Crossroads, Bullhead Parkway at State Route 95, Bullhead City		396,702	990,867
Monte Vista Village Center, Baseline Rd. at Ellsworth Rd., Mesa		108,551	353,000
Oracle Crossings, Oracle Highway and Magee Road, Tucson		263,163	1,307,000
Oracle Wetmore, Wetmore Road and Oracle Highway, Tucson		343,089	711,162
Palmilla Center, Dysart Rd. at McDowell Rd., Avondale		178,219	264,000
Pueblo Anozira, McClintock Dr. at Guadalupe Rd., Tempe		157,221	769,000
Raintree Ranch, Ray Rd. at Price Rd., Chandler		133,020	714,813
Rancho Encanto, 35th Avenue at Greenway Rd., Phoenix		72,170	246,440
Red Mountain Gateway, Power Rd. at McKellips Rd., Mesa		199,012	353,000
Scottsdale Horizon, Frank Lloyd Wright Blvd. and Thompson Peak Parkway, Scottsdale		148,383	61,000
Shoppes at Bears Path, Tanque Verde Rd. and Bear Canyon Rd., Tucson		66,131	362,000
Squaw Peak Plaza, 16th Street at Glendale Ave., Phoenix		60,728	220,000
The Shoppes at Parkwood Ranch, Southern Avenue and Signal Butte Road, Mesa		106,738	569,966
Arizona, Total		3,922,080	11,001,423

Arkansas
Markham Square, W. Markham at John Barrow, Little Rock		125,884	514,000
Markham West, 11400 W. Markham, Little Rock		178,500	769,000
Westgate, Cantrell at Bryant, Little Rock		52,626	206,000
Arkansas, Total		357,010	1,489,000

California
580 Market Place, E. Castro Valley at Hwy. I-580, Castro Valley		100,165	444,000
Arcade Square, Watt Ave. at Whitney Ave., Sacramento		76,497	234,000
Buena Vista Marketplace, Huntington Dr. at Buena Vista St., Duarte		115,340	322,000
Centerwood Plaza, Lakewood Blvd. at Alondra Dr., Bellflower		75,486	333,000
Chino Hills Marketplace, Chino Hills Pkwy. at Pipeline Ave., Chino Hills		311,034	1,187,000
Creekside Center, Alamo Dr. at Nut Creek Rd., Vacaville		114,445	400,000
Discovery Plaza, W. El Camino Ave. at Truxel Rd., Sacramento		93,398	417,000
El Camino Promenade, El Camino Real at Via Molena, Encinitas		129,651	451,000
Freedom Centre, Freedom Blvd. at Airport Blvd., Watsonville		150,241	543,000
Fremont Gateway Plaza, Paseo Padre Pkwy. at Walnut Ave., Fremont		361,701	650,000
Greenhouse Marketplace, Lewelling Blvd. at Washington Ave., San Leandro		236,832	578,000
Hallmark Town Center, W. Cleveland Ave. at Stephanie Ln., Madera		98,359	365,000
Jess Ranch Marketplace, Bear Valley Rd. at Jess Ranch Pkwy., Apple Valley	(1)(3)	307,937	920,423
Jess Ranch Phase III, Bear Valley Road at Jess Ranch Parkway, Apple Valley	(1)(3)	185,121	741,813

Center and Location		Building Total	Land Total

Marshalls Plaza, McHenry at Sylvan Ave., Modesto		85,952	218,000
Menifee Town Center, Antelope Rd. at Newport Rd., Menifee		248,734	658,000
Prospectors Plaza, Missouri Flat Rd. at US Hwy. 50, Placerville		236,959	866,684
Rancho San Marcos Village, San Marcos Blvd. at Rancho Santa Fe Rd., San Marcos		132,689	541,000
San Marcos Plaza, San Marcos Blvd. at Rancho Santa Fe Rd., San Marcos		81,086	116,000
Shasta Crossroads, Churn Creek Rd. at Dana Dr., Redding		252,651	520,000
Silver Creek Plaza, E. Capital Expressway at Silver Creek Blvd., San Jose		197,925	573,000
Southampton Center, IH-780 at Southampton Rd., Benecia		162,764	596,000
Stoneridge Town Centre, Highway 60 at Nason St., Moreno Valley	(1)(3)	431,272	1,104,246
Stony Point Plaza, Stony Point Rd. at Hwy. 12, Santa Rosa		200,634	619,000
Summerhill Plaza, Antelope Rd. at Lichen Dr., Sacramento		128,880	704,000
Sunset Center, Sunset Ave. at State Hwy. 12, Suisun City		98,279	359,000
Tully Corners Shopping Center, Tully Rd at Quimby Rd, San Jose	(1)(3)	115,992	430,891
Valley, Franklin Blvd. and Mack Rd., Sacramento		107,005	580,000
Westminster Center, Westminster Blvd. at Golden West St., Westminster		425,690	1,739,000
California, Total		5,262,719	17,211,057

Colorado
Academy Place, Academy Blvd. at Union Blvd., Colorado Springs		290,464	404,000
Aurora City Place, E. Alameda at I225, Aurora	(1)(3)	542,957	2,260,000
Cherry Creek, E. Alameda Ave. at S. Colorado Blvd. Glendale		272,671	330,795
CityCenter Englewood, S. Santa Fe at Hampden Ave., Englewood	(1)(3)	359,305	452,941
Crossing at Stonegate, Jordon Rd. at Lincoln Ave., Parker	(1)(3)	109,058	870,588
Edgewater Marketplace, Sheridan Blvd. at 17th Ave., Edgewater		271,780	538,576
Green Valley Ranch Towne Center, Tower Rd. at 48th Ave., Denver	(1)(3)	114,947	276,000
Lowry Town Center, 2nd Ave. at Lowry Ave., Denver	(1)(3)	129,398	246,000
River Point at Sheridan, Highway 85 and Highway 285, Sheridan	(1)(2)	446,236	3,266,813
The Gardens on Havana, Mississippi at Havana, Aurora	(1)(3)	946,607	0
Thorncreek Crossing, Washington St. at 120th St., Thornton	(1)(3)	386,137	1,156,863
Uintah Gardens, NEC 19th St. at West Uintah, Colorado Springs		214,774	677,000
Westminster Plaza, North Federal Blvd. at 72nd Ave., Westminster	(1)	111,113	636,000
Colorado, Total		4,195,447	11,115,576

Florida
Alafaya Square, Alafaya Trail, Oviedo	(1)(3)	176,486	915,000
Argyle Village, Blanding at Argyle Forest Blvd., Jacksonville		315,497	1,329,000
Atlantic North, Kernan Blvd. at Atlantic Blvd., Jacksonville	(1)(3)	67,685	326,061
Atlantic West, Kernan Blvd. at Atlantic Blvd., Jacksonville	(1)(3)	163,481	584,304
Boca Lyons, Glades Rd. at Lyons Rd., Boca Raton		117,515	545,000
Clermont Landing, U.S. 27 & Steve's Road, Clermont	(1)(2)(3)	2,183,994	2,039,915
Colonial Landing, East Colonial Dr. at Maguire Boulevard, Orlando	(1)	263,007	980,000
Colonial Plaza, E. Colonial Dr. at Primrose Dr., Orlando		502,182	2,009,000
Countryside Centre, US Highway 19 at Countryside Boulevard, Clearwater		247,163	906,440
East Lake Woodlands, East Lake Road and Tampa Road, Palm Harbor	(1)(3)	140,617	730,000
Embassy Lakes, Sheraton St. at Hiatus Rd., Cooper City		179,937	618,000
Epic Village–St. Augustine, SR 207 at Rolling Hills Dr., St. Augustine	(1)	62,542	773,626
Flamingo Pines, Pines Blvd. at Flamingo Rd., Pembroke Pines		266,761	739,925
Flamingo Pines, Pines Blvd. at Flamingo Rd., Pembroke Pines	(1)(3)	148,435	707,075
Hollywood Hills Plaza, Hollywood Blvd. at North Park Rd., Hollywood	(1)(3)	408,509	1,429,000
Indian Harbour Place, East Eau Gallie Blvd., Indian Harbour Beach	(1)(3)	163,521	636,000
International Drive Value Center, International Dr. and Touchstone Dr., Orlando	(1)(3)	185,664	985,000
Kendall Corners, Kendall Drive and SW 127th Avenue, Miami	(1)(3)	96,472	365,000
Kernan Village, Kernan Blvd. at Atlantic Blvd., Jacksonville	(1)(3)	288,925	615,114
Lake Washington Crossing, Wickham Rd. at Lake Washington Rd., Melbourne	(1)(3)	118,828	580,000

Center and Location		Building Total	Land Total

Lake Washington Square, Wickham Rd. at Lake Washington Rd., Melbourne		111,811	688,000
Largo Mall, Ulmerton Rd. at Seminole Ave., Largo		575,247	1,888,000
Market at Southside, Michigan Ave. at Delaney Ave., Orlando		159,755	349,000
Marketplace at Seminole Towne Center, Central Florida Greenway and Rinehart Rd., Sanford		491,962	1,743,000
Northridge, E. Commercial Blvd. at Dixie Hwy., Oakland Park	(1)(3)	239,097	901,000
Palm Lakes Plaza, Atlantic Boulevard and Rock Island Road, Maragate	(1)(3)	113,752	550,000
Palms of Carrollwood, N. Dale Maybry Dr. at Fletcher Ave., Tampa		167,887	679,536
Paradise Key at Kelly Plantation, US Highway 98 and Mid Bay Bridge Rd, Destin	(1)(3)	271,777	1,247,123
Pembroke Commons, University at Pines Blvd., Pembroke Pines	(1)(3)	324,829	1,394,000
Phillips Crossing, Interstate 4 and Sand Lake Road, Orlando		145,644	697,000
Phillips Landing, Turkey Lake Rd., Orlando		286,038	311,000
Pineapple Commons, US Highway 1 and Britt Rd., Stuart	(1)(3)	268,468	762,736
Publix at Laguna Isles, Sheridan St. at SW 196th Ave., Pembroke Pines		69,475	400,000
Quesada Commons, Quesada Ave. and Toledo Blade Blvd., Port Charlotte	(1)(3)	58,890	312,000
Shoppes at Paradise Isle, 34940 Emerald Coast Pkwy., Destin	(1)(3)	171,669	764,000
Shoppes at Parkland, Hillsboro Blvd. at State Rd. #7, Parkland	(1)	167,240	905,000
Shoppes of Port Charlotte, Toledo Blade Blvd. and Tamiami Trail, Port Charlotte	(1)(3)	3,921	176,720
Shoppes of Port Charlotte, Toledo Blade Blvd. and Tamiami Trail, Port Charlotte	(1)(3)	41,011	276,000
South Dade, South Dixie Highway and Eureka Drive, Miami	(1)(3)	219,473	1,230,000
Sunrise West Shopping Center, West Commercial Dr. and NW 91st Ave., Sunrise	(1)(3)	76,321	540,000
Sunset 19, US Hwy. 19 at Sunset Pointe Rd., Clearwater		275,910	1,078,000
Tamiami Trail Shops, S.W. 8th St. at S.W. 137th Ave., Miami	(1)(3)	132,564	515,000
The Marketplace at Dr. Phillips, Dr. Phillips Boulevard and Sand Lake Road, Orlando	(1)(3)	326,108	1,495,000
The Shoppes at South Semoran, Semoran Blvd. at Pershing Ave., Orlando		101,486	451,282
TJ Maxx Plaza, 117th Avenue at Sunset Blvd., Kendall		161,429	540,000
University Palms, Alafaya Trail at McCullough Rd., Oviedo	(1)	105,127	522,000
Venice Pines, Center Rd. at Jacaranda Blvd., Venice		97,303	525,000
Vizcaya Square, Nob Hill Rd. at Cleary Blvd., Plantation		112,410	521,000
Westland Terrace Plaza, SR 50 at Apopka Vineland Rd., Orlando		260,521	361,000
Whole Foods @ Carrollwood, Northdale Blvd. at North Dale Mabry	(2)	36,700	275,735
Winter Park Corners, Aloma Ave. at Lakemont Ave., Winter Park		102,382	400,000
Florida, Total		11,773,428	40,311,592

Georgia
Brookwood Marketplace, Peachtree Pkwy. at Mathis Airport Rd., Suwannee		397,295	1,459,000
Brookwood Square, East-West Connector at Austell Rd., Austell		234,501	971,000
Brownsville Commons, Brownsville Rd. and Hiram-Lithia Springs Rd., Powder Springs		81,886	205,000
Camp Creek Marketplace II, Camp Creek Pkwy. and Carmla Dr., Atlanta		228,003	724,000
Cherokee Plaza, Peachtree Road and Colonial Drive, Atlanta	(1)	99,749	336,000
Dacula Marketplace, Fence Rd. at Dacula Rd., Dacula	(2)	99,403	279,220
Dallas Commons, US Hwy. 278 and Nathan Dean Blvd., Dallas		95,262	244,000
Grayson Commons, Grayson Hwy. at Rosebud Rd., Grayson		76,611	507,383
Lakeside Marketplace, Cobb Pkwy. (US Hwy. 41), Acworth		332,044	736,000
Mansell Crossing, North Point Parkway at Mansell Rd, Alpharetta	(1)(3)	102,931	582,833
Perimeter Village, Ashford-Dunwoody Rd., Atlanta		387,755	1,803,820
Publix at Princeton Lakes, Carmia Dr. and Camp Creek Dr., Atlanta	(1)(3)	72,207	336,000
Reynolds Crossing, Steve Reynolds and Old North Cross Rd., Duluth		115,983	407,000
Roswell Corners, Woodstock Rd. at Hardscrabble Rd., Roswell		318,369	784,000
Sandy Plains Exchange, Sandy Plains at Scufflegrit, Marietta	(1)	72,784	452,000
Thompson Bridge Commons, Thompson Bridge Rd. at Mt. Vernon Rd., Gainesville	(1)	95,587	540,000
Georgia, Total		2,810,370	10,367,256

Center and Location		Building Total	Land Total

Illinois
Burbank Station, S. Cicero Ave. at W. 78th St., Burbank		303,566	1,013,380
Illinois, Total		303,566	1,013,380

Kansas
Kohl's, Wanamaker Rd. at S.W. 17th St., Topeka		115,716	444,000
Kansas, Total		115,716	444,000

Kentucky
Festival at Jefferson Court, Outer Loop at Jefferson Blvd., Louisville		218,396	1,153,000
Millpond Center, Boston at Man O’War, Lexington		151,567	773,000
Regency Shopping Centre, Nicholasville Rd. & West Lowry Ln., Lexington		189,016	590,000
Tates Creek, Tates Creek at Man O’War, Lexington		179,450	586,384
Kentucky, Total		738,429	3,102,384

Louisiana
14/Park Plaza, Hwy. 14 at General Doolittle, Lake Charles		172,068	535,000
Danville Plaza, Louisville at 19th, Monroe		141,218	539,000
K-Mart Plaza, Ryan St., Lake Charles	(1)(3)	232,390	126,000
Manhattan Place, Manhattan Blvd. at Gretna Blvd., Harvey		276,615	718,339
Orleans Station, Paris, Robert E. Lee at Chatham, New Orleans		3,000	15,318
Prien Lake Plaza, Prien Lake Rd. at Nelson Rd., Lake Charles		213,618	64,950
River Marketplace, Ambassador Caffery at Kaliste Saloom, Lafayette	(1)(3)	342,935	1,029,415
Southgate, Ryan at Eddy, Lake Charles		158,587	511,000
Town & Country Plaza, U.S. Hwy. 190 West, Hammond		224,827	645,000
University Place, 70th St. at Youree Dr., Shreveport	(1)(3)	376,154	1,076,803
University Place, 71st St. at Youree Dr., Shreveport		5,100	37,462
Westwood Village, W. Congress at Bertrand, Lafayette		138,034	942,000
Louisiana, Total		2,284,546	6,240,287

Maine
The Promenade, Essex at Summit, Lewiston	(1)	181,938	962,667
Maine, Total		181,938	962,667

Missouri
Ballwin Plaza, Manchester Rd. at Vlasis Dr., Ballwin		200,915	653,000
Western Plaza, Hwy 141 at Hwy. 30, Fenton	(1)(3)	56,734	654,000
Missouri, Total		257,649	1,307,000

Nevada
Best in the West, Rainbow at Lake Mead Rd., Las Vegas		428,067	1,516,000
Charleston Commons, Charleston and Nellis, Las Vegas		362,514	1,314,791
College Park S.C., E. Lake Mead Blvd. at Civic Ctr. Dr., North Las Vegas		195,367	721,000
Eastern Horizon, Eastern Ave. at Horizon Ridge Pkwy., Henderson		209,727	478,000
Francisco Centre, E. Desert Inn Rd. at S. Eastern Ave., Las Vegas		148,815	639,000
Mission Center, Flamingo Rd. at Maryland Pkwy, Las Vegas		212,169	570,000
Paradise Marketplace, Flamingo Rd. at Sandhill, Las Vegas		148,092	323,556
Rainbow Plaza, Phase I, Rainbow Blvd. at Charleston Blvd., Las Vegas		136,369	514,518
Rainbow Plaza, Rainbow Blvd. at Charleston Blvd., Las Vegas		273,916	1,033,482
Rancho Towne & Country, Rainbow Blvd. at Charleston Blvd., Las Vegas		137,843	350,000
Tropicana Beltway, Tropicana Beltway at Fort Apache Rd., Las Vegas		617,821	1,466,000
Tropicana Marketplace, Tropicana at Jones Blvd., Las Vegas		142,643	309,912
Westland Fair North, Charleston Blvd. at Decatur Blvd., Las Vegas		602,904	1,008,451
Nevada, Total		3,616,247	10,244,710

New Mexico
Eastdale, Candelaria Rd. at Eubank Blvd., Albuquerque		119,091	601,000
North Towne Plaza, Academy Rd. at Wyoming Blvd., Albuquerque		138,506	607,000
Pavillions at San Mateo, I-40 at San Mateo, Albuquerque		208,691	604,733

Center and Location		Building Total	Land Total

Wyoming Mall, Academy Rd. at Northeastern, Albuquerque		270,899	271,407
New Mexico, Total		737,187	2,084,140

North Carolina
Avent Ferry, Avent Ferry Rd. at Gorman St., Raleigh		111,622	669,000
Bull City Market, Broad St. at West Main St., Durham		40,875	112,000
Capital Square, Capital Blvd. at Huntleigh Dr., Cary		143,063	607,000
Chatham Crossing, US 15/501 at Plaza Dr., Chapel Hill	(1)(3)	96,155	424,000
Cole Park Plaza, US 15/501 and Plaza Dr., Chapel Hill	(1)(3)	82,258	380,000
Falls Pointe, Neuce Rd. at Durant Rd., Raleigh		193,331	659,000
Galleria, Galleria Boulevard and Sardis Road, Charlotte		328,276	799,000
Harrison Pointe, Harrison Ave. at Maynard Rd., Cary		130,934	1,222,382
Heritage Station, Forestville Rd. at Rogers Rd., Wake Forest	(1)	72,669	392,000
High House Crossing, NC Hwy. 55 at Green Level W. Rd., Cary		90,155	606,000
Hope Valley Commons, Highway 751 and Highway 54, Durham		81,471	1,247,123
Johnston Road Plaza, Johnston Rd. at McMullen Creek Pkwy., Charlotte		79,508	466,000
Leesville Town Centre, Leesville Rd. at Leesville Church Rd., Raleigh		114,396	904,000
Mineral Springs Village, Mineral Springs Rd. at Wake Forest Rd., Durham		59,859	572,000
Northwoods Market, Maynard Rd. at Harrison Ave., Cary		77,802	431,000
Parkway Pointe, Cory Parkway at S. R. 1011, Cary		80,061	461,000
Pinecrest Plaza, Hwy. 15-501 at Morganton Rd., Pinehurst		252,038	1,438,000
Ravenstone Commons, Hwy. 98 at Sherron Rd., Durham		60,424	374,000
Six Forks Station, Six Forks Rd. at Strickland Rd., Raleigh		466,585	1,843,000
Steele Creek Crossing, York Rd. at Steele Creek Rd., Charlotte		77,301	491,000
Stonehenge Market, Creedmoor Rd. at Bridgeport Dr., Raleigh		188,521	669,000
Surf City Crossing, Highway 17 and Highway 210, Surf City	(2)	56,199	434,311
Waterford Village, U.S. Hwy. 17 & U.S. Hwy. 74/76, Leland		83,512	1,426,594
Whitehall Commons, NWC of Hwy. 49 at I-485, Charlotte		444,561	360,000
North Carolina, Total		3,411,576	16,987,410

Oklahoma
Market Boulevard, E. Reno Ave. at N. Douglas Ave., Midwest City		35,765	142,000
Town and Country, Reno Ave. at North Air Depot, Midwest City		128,231	540,000
Oklahoma, Total		163,996	682,000

Oregon
Clackamas Square, SE 82nd Avenue and SE Causey Avenue, Portland	(1)(3)	136,739	215,000
Oak Grove Market Center, SE Mcloughlin Blvd. & Oak Grove Ave., Portland		97,177	292,288
Raleigh Hills Plaza, SW Beaverton-Hillsdale Hwy. and SW Scholls Ferry Road, Portland	(1)(3)	39,520	165,000
Oregon, Total		273,436	672,288

South Carolina
Fresh Market Shoppes, 890 William Hilton Head Pkwy., Hilton Head	(1)(3)	86,120	436,000
South Carolina, Total		86,120	436,000

Tennessee
Bartlett Towne Center, Bartlett Blvd. at Stage Rd., Bartlett		192,624	774,000
Commons at Dexter Lake Phase II, Dexter at N. Germantown, Memphis	(1)	66,838	272,792
Commons at Dexter Lake, Dexter at N. Germantown, Memphis	(1)	178,558	740,208
Highland Square, Summer at Highland, Memphis		14,490	84,000
Mendenhall Commons, South Mendenahall Rd. and Sanderlin Ave., Memphis	(1)	88,108	250,000
Ridgeway Trace, Poplar Avenue and Ridgeway Road, Memphis	(2)	284,236	222,553
Summer Center, Summer Ave. at Waring Rd., Memphis		139,021	560,000
Tennessee, Total		963,875	2,903,553

Center and Location		Building Total	Land Total

Texas
10/Federal, I-10 at Federal, Houston	(1)	132,472	474,000
Alabama-Shepherd, S. Shepherd at W. Alabama, Houston		56,969	176,000
Angelina Village, Hwy. 59 at Loop 287, Lufkin		248,199	1,835,000
Bayshore Plaza, Spencer Hwy. at Burke Rd., Houston		122,039	196,000
Bell Plaza, 45th Ave. at Bell St., Amarillo	(1)	130,631	682,000
Bellaire Boulevard, Bellaire at S. Rice, Houston	(1)	41,273	137,000
Boswell Towne Center, Highway 287 at Bailey Boswell Rd., Saginaw		88,008	137,000
Braeswood Square, N. Braeswood at Chimney Rock, Houston		104,686	422,000
Broadway, Broadway at 59th St., Galveston	(1)	74,604	220,000
Broadway, S. Broadway at W. 9th St., Tyler		60,400	259,000
Calder, Calder at 24th St., Beaumont		34,641	95,000
Cedar Bayou, Bayou Rd., La Marque		45,561	51,000
Central Plaza, Loop 289 at Slide Rd., Lubbock		151,677	529,000
Centre at Post Oak, Westheimer at Post Oak Blvd., Houston		184,601	505,000
Champions Village, F.M. 1960 at Champions Forest Dr., Houston	(1)	384,581	1,391,000
Crossroads, I-10 at N. Main, Vidor		115,692	484,000
Cullen Center, Cullen at Reed, Houston		7,316	30,000
Cullen Plaza, Cullen at Wilmington, Houston	(1)	84,517	318,000
Custer Park, SWC Custer Road at Parker Road, Plano		179,573	376,000
Cypress Pointe, F.M. 1960 at Cypress Station, Houston		283,059	737,000
Eastpark, Mesa Rd. at Tidwell, Houston		1,576	85,262
Edgebrook, Edgebrook at Gulf Fwy., Houston	(1)	78,460	360,000
Fiesta Trails, I-10 at DeZavala Rd., San Antonio		482,370	1,589,000
Fiesta Village, Quitman at Fulton, Houston	(1)	30,249	80,000
Fondren/West Airport, Fondren at W. Airport, Houston		37,717	223,000
Galveston Place, Central City Blvd. at 61st St., Galveston		210,187	828,000
Gateway Station, I-35W and McAlister Rd., Burleson	(1)	68,500	344,286
Glenbrook Square, Telephone Road, Houston	(1)	77,890	320,000
Griggs Road, Griggs at Cullen, Houston	(1)	80,116	382,000
Harrisburg Plaza, Harrisburg at Wayside, Houston	(1)	93,438	334,000
Heights Plaza, 20th St. at Yale, Houston		71,777	228,000
Horne Street Market, I-30 & Horne Street, Fort Worth		42,267	223,463
Humblewood Shopping Plaza, Eastex Fwy. at F.M. 1960, Houston		275,673	784,000
I-45/Telephone Rd. Center, I-45 at Maxwell Street, Houston	(1)	171,789	658,586
Independence Plaza, Town East Blvd., Mesquite		170,363	787,000
Jacinto City, Market at Baca, Houston	(1)	49,138	134,000
Killeen Marketplace, 3200 E. Central Texas Expressway, Killeen		251,137	512,000
Kirby Strip Center, Kirby Dr., Houston		10,000	37,897
Lake Pointe Market Center, Dalrock Rd. at Lakeview Pkwy., Rowlett		121,689	218,158
Las Tiendas Plaza, Expressway 83 at McColl Rd., McAllen	(1)(3)	500,067	910,000
Lawndale, Lawndale at 75th St., Houston	(1)	52,127	177,000
League City Plaza, I-45 at F.M. 518, League City	(1)	126,990	680,000
Little York Plaza, Little York at E. Hardy, Houston	(1)	113,878	483,000
Lone Star Pavilions, Texas at Lincoln Ave., College Station		106,907	439,000
Lyons Avenue, Lyons at Shotwell, Houston	(1)	67,629	178,000
Market at Nolana, Nolana Ave. and 29th St., McAllen	(1)(3)	243,821	181,300
Market at Sharyland Place, U.S. Expressway 83 and Shary Rd., Mission	(1)(3)	301,174	543,000
Market at Town Center, Town Center Blvd., Sugar Land		388,255	1,733,000
Market at Westchase, Westheimer at Wilcrest, Houston		84,081	318,000
Montgomery Plaza, Loop 336 West at I-45, Conroe		322,987	1,156,784
Moore Plaza, S. Padre Island Dr. at Staples, Corpus Christi		599,622	1,491,000
North Creek Plaza, Del Mar Blvd. at Hwy. I-35, Laredo		481,764	1,251,000
North Main Square, Pecore at N. Main, Houston		18,515	64,000

Center and Location		Building Total	Land Total

North Oaks, F.M. 1960 at Veterans Memorial, Houston	(1)	405,186	1,646,000
North Park Plaza, Eastex Fwy. at Dowlen, Beaumont	(1)(3)	302,606	636,000
North Towne Plaza, U.S. 77 and 83 at SHFM 802, Brownsville	(2)	128,600	303,715
North Triangle, I-45 at F.M. 1960, Houston		16,060	113,000
Northbrook Center, Northwest Fwy. at W. 34th, Houston		173,288	655,000
Northcross, N. 10th St. at Nolana Loop, McAllen	(1)(3)	75,517	218,000
Northwest Crossing, N.W. Fwy. at Hollister, Houston	(1)(3)	300,310	884,000
Oak Forest, W. 43rd at Oak Forest, Houston		151,324	541,000
Oak Park Village, Nacogdoches at New Braunfels, San Antonio	(1)	64,287	221,000
Old Navy Building, 1815 10th St., McAllen	(1)(3)	15,000	62,000
Orchard Green, Gulfton at Renwick, Houston		74,983	273,000
Overton Park Plaza, SW Loop 820/Interstate 20 at South Hulen St., Ft. Worth		465,259	1,636,000
Palmer Plaza, F.M. 1764 at 34th St., Texas City		196,506	367,000
Parliament Square II, W. Ave. at Blanco, San Antonio		54,541	220,919
Parliament Square, W. Ave. at Blanco, San Antonio		64,950	263,081
Phelan West, Phelan at 23rd St., Beaumont	(1)(3)	82,221	88,509
Phelan, Phelan at 23rd St., Beaumont		12,000	63,000
Pitman Corners, Custer Road at West 15th, Plano		192,283	699,000
Plantation Centre, Del Mar Blvd. at McPherson Rd., Laredo		143,110	596,000
Preston Shepard Place, Preston Rd. at Park Blvd., Plano	(1)(3)	363,337	1,359,072
Randall's/Cypress Station, F.M. 1960 at I-45, Houston		136,891	618,000
Randall's/Kings Crossing, Kingwood Dr. at Lake Houston Pkwy., Houston	(1)	126,397	624,000
Randall's/Norchester, Grant at Jones, Houston		105,076	475,000
Richmond Square, Richmond Ave. at W. Loop 610, Houston		93,870	135,000
River Oaks East, W. Gray at Woodhead, Houston		71,265	206,000
River Oaks West, W. Gray at S. Shepherd, Houston		248,816	609,000
Rose-Rich, U.S. Hwy. 90A at Lane Dr., Rosenberg		100,096	386,000
Sharyland Towne Crossing, Shary Rd. at Hwy. 83, Mission	(1)(3)	484,949	2,008,000
Sheldon Forest North, North, I-10 at Sheldon, Houston		22,040	131,000
Sheldon Forest South, North, I-10 at Sheldon, Houston	(1)	75,340	328,000
Shops at Three Corners, S. Main at Old Spanish Trail, Houston	(1)	272,350	1,007,143
South 10th St. HEB, S. 10th St. at Houston St., McAllen	(1)(3)	103,702	368,000
Southgate, W. Fuqua at Hiram Clark, Houston	(1)	125,260	533,000
Spring Plaza, Hammerly at Campbell, Houston	(1)	59,166	202,000
Starr Plaza, U.S. Hwy. 83 at Bridge St., Rio Grande City	(1)(3)	176,693	742,000
Stella Link, Stella Link at S. Braeswood, Houston		70,087	423,588
Studemont, Studewood at E. 14th St., Houston		28,466	91,000
Ten Blalock Square, I-10 at Blalock, Houston		97,277	321,000
Thousand Oaks, Thousand Oaks Dr. at Jones Maltsberger Rd., San Antonio	(1)	162,882	730,000
Tomball Marketplace, FM 2920 and Future 249, Tomball	(2)	227,735	1,712,609
Valley View, West Ave. at Blanco Rd., San Antonio		91,544	341,000
Village Arcade, University at Kirby, Houston		57,203	276,503
Village Arcade-Phase II, University at Kirby, Houston		28,371	60,099
Village Arcade-Phase III, University at Kirby, Houston		107,134	231,156
Village Plaza at Bunker Hill, Bunker Hill Rd. at Interstate 10, Houston	(1)(3)	495,204	1,921,649
Westchase Center, Westheimer at Wilcrest, Houston		331,027	754,000
Westhill Village, Westheimer at Hillcroft, Houston		130,041	479,000
Westwood Center, Culebra Road and Westwood Loop, San Antonio	(2)	44,085	691,328
Texas, Total		15,616,987	54,038,107

Utah
300 West, S. 300 West at Paxton Ave., Salt Lake City	(1)(2)(3)	181,309	123,275
Alpine Valley Center, Main St. at State St., American Fork	(1)(3)	224,654	447,045
Taylorsville Town Center, West 4700 South at Redwood Rd., Taylorsville		134,214	399,000

Center and Location		Building Total	Land Total

West Jordan Town Center, West 7000 South at S. Redwood Rd., West Jordan		304,899	814,000
Utah, Total		845,076	1,783,320

Virginia
Hilltop Village, Telegraph Rd. at Beulah Rd., Alexandria	(1)(2)	0	1,437,480
Virginia, Total		0	1,437,480

Washington
Meridian Town Center, Meridian Avenue East and 132nd Street East, Puyallup	(1)(3)	143,012	535,000
Mukilteo Speedway Center, Mukilteo Speedway, Lincoln Way, and Highway 99, Lynnwood	(1)(3)	90,273	355,000
Promenade 23, S. Jackson St. at 23rd Ave., Seattle		96,660	258,746
Rainer Square Plaza, Rainer Avenue South and South Charleston Street, Seattle	(1)(3)	107,423	345,000
South Hill Center, 43rd Avenue Southwest and Meridian Street South, Puyallup	(1)(3)	134,010	515,000
Washington, Total		571,378	2,008,746

Industrial

California
Siempre Viva Business Park, Siempre Viva Rd. at Kerns St., San Diego	(1)(3)	806,730	1,460,002
California, Total		806,730	1,460,002

Florida
1801 Massaro, 1801 Massaro Blvd., Tampa		159,000	337,000
Hopewell Industrial Center, Old Hopewell Boulevard and U.S. Highway 301, Tampa		224,483	486,000
Lakeland Industrial Center, I-4 at County Rd., Lakeland		600,000	1,535,000
Lakeland Interstate Industrial Park I, Interstate Drive and Kathleen Rd., Lakeland		168,400	425,000
Tampa East Industrial Portfolio, 1841 Massaro Blvd., Tampa		512,923	1,342,000
Florida, Total		1,664,806	4,125,000

Georgia
6485 Crescent Drive, I-85 at Jimmy Carter Blvd., Norcross	(1)(3)	360,460	965,000
Atlanta Industrial Park, Atlanta Industrial Pkwy. at Atlanta Industrial Dr., Atlanta		120,200	381,918
Kennesaw 75, 3850-3900 Kennesaw Pkwy., Kennesaw		178,467	491,000
Riverview Distribution Center, Fulton Industrial Blvd. at Camp Creek Parkway, Atlanta		430,200	1,301,791
Sears Logistics, 3700 Southside Industrial Way, Atlanta	(1)(3)	402,554	890,000
SouthPark 3075, Anvil Block Rd. and South Park Blvd., Atlanta		234,525	1,022,292
Southside Industrial Parkway, Southside Industrial Pkwy. at Jonesboro Rd., Atlanta		72,000	242,000
Westlake 125, Camp Creek Parkway and Westlake Parkway, Atlanta		154,464	422,048
Georgia, Total		1,952,870	5,716,049

Tennessee
Crowfarn Drive Warehouse, Crowfarn Dr. at Getwell Rd., Memphis	(1)(3)	158,849	315,000
Outland Business Center, Outland Center Dr., Memphis	(1)(3)	410,438	1,215,000
Southpoint I & II, Pleasant Hill Rd. at Shelby Dr., Memphis		570,940	1,127,000
Tennessee, Total		1,140,227	2,657,000

Texas
1625 Diplomat Drive, SWC Diplomat Dr. at McDaniel Dr., Carrollton		106,140	199,000
610 and 11th St. Warehouse, Loop 610 at 11th St., Houston		104,975	202,000
610 and 11th St. Warehouse, Loop 610 at 11th St., Houston	(1)(3)	243,642	540,000
610/288 Business Park, Cannon St., Houston	(1)(3)	295,300	480,000
Beltway 8 Business Park, Beltway 8 at Petersham Dr., Houston		157,498	499,000
Blankenship Building, Kempwood Dr., Houston		59,718	175,000
Braker 2 Business Center, Kramer Ln. at Metric Blvd., Austin		27,359	93,000
Brookhollow Business Center, Dacoma at Directors Row, Houston		133,970	405,000
Central Plano Business Park, Klein Rd. at Plano Pkwy., Plano		137,785	415,000
Claywood Industrial Park, Clay at Hollister, Houston		577,043	1,357,242

Center and Location		Building Total	Land Total

Corporate Center Park I and II, Putnam Dr. at Research Blvd., Austin		120,681	326,000
Crosspoint Warehouse, Crosspoint, Houston		72,505	179,000
Crosswinds Distribution Center, Tech Com at Wurzback Parkway, San Antonio		142,403	470,012
Freeport Business Center, 13215 N. Promenade Blvd., Stafford		251,645	635,000
Freeport Commerce Center, Sterling Street and Statesman Drive, Irving		50,590	196,000
Houston Cold Storage Warehouse, 7080 Express Lane, Houston		128,752	345,189
Interwest Business Park, Alamo Downs Pkwy., San Antonio		219,244	742,000
Isom Business Park, 919-981 Isom Road, San Antonio		175,200	462,000
Jupiter Business Park, Jupiter Rd. at Summit Ave., Plano		189,532	447,553
Jupiter Service Center, Jupiter near Plano Pkwy., Plano		78,480	234,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr., Houston	(1)(3)	219,489	530,000
Kempwood Industrial, Kempwood Dr. at Blankenship Dr., Houston		113,218	327,000
Lathrop Warehouse, Lathrop St. at Larimer St., Houston	(1)(3)	251,890	435,000
Manana Office Center, I-35 at Manana, Dallas		222,916	470,000
McGraw Hill Distribution Center, 420 E. Danieldale Rd., DeSoto		417,938	888,000
Midpoint I-20 Distribution Center, New York Avenue and Arbrook Boulevard, Arlington		253,165	593,000
Midway Business Center, Midway at Boyington, Carrollton		141,246	309,000
Navigation Business Park, Navigation at N. York, Houston	(1)(3)	238,014	555,000
Newkirk Service Center, Newkirk near N.W. Hwy., Dallas		105,892	223,000
Northeast Crossing Office/Service Center, East N.W. Hwy. at Shiloh, Dallas		78,700	199,000
Northway Park II, Loop 610 East at Homestead, Houston	(1)(3)	303,577	745,000
Oak Hills Industrial Park, Industrial Oaks Blvd., Austin		89,858	340,000
O'Connor Road Business Park, O’Connor Road, San Antonio		150,091	459,000
Railwood F, Market at U.S. 90, Houston	(1)(3)	300,000	560,000
Railwood G, Mesa at U.S. 90 , Houston	(1)(3)	210,850	562,665
Railwood Industrial Park, Mesa at U.S. 90, Houston		402,680	1,141,764
Railwood Industrial Park, Mesa at U.S. 90, Houston	(1)(3)	497,656	1,060,000
Randol Mill Place, Randol Mill Road, Arlington		54,639	178,000
Redbird Distribution Center, Joseph Hardin Dr., Dallas		110,839	233,000
Regal Distribution Center, Leston Ave., Dallas		202,559	318,000
Rutland 10 Business Center, Metric Blvd. at Centimeter Circle, Austin		54,000	139,000
Sherman Plaza Business Park, Sherman at Phillips, Richardson		101,140	312,000
Southpark A,B,C, East St. Elmo Rd. at Woodward St., Austin		78,276	238,000
Southpoint Service Center, Burleson at Promontory Point Dr., Austin		58,297	234,000
Southport Business Park 5, South Loop 610, Houston		160,029	358,000
Space Center Industrial Park, Pulaski St. at Irving Blvd., Dallas		264,582	426,000
Stonecrest Business Center, Wilcrest at Fallstone, Houston		111,036	308,000
Town & Country Commerce Center, I-10 at Beltway 8, Houston		206,056	0
West 10 Business Center II, Wirt Rd. at I-10, Houston		82,658	147,000
West Loop Commerce Center, W. Loop N. at I-10, Houston		35,886	91,000
West-10 Business Center, Wirt Rd. at I-10, Houston		99,883	331,000
Westgate Service Center, Park Row Dr. at Whiteback Dr., Houston		124,715	499,000
Texas, Total		9,014,237	21,611,425

Virginia
Enterchange at Meadowville, 2101 Bermuda Hundred Dr., Chester	(1)(3)	226,809	845,717
Enterchange at Northlake A, 11900-11998 North Lakeridge Parkway, Ashland		215,077	697,831
Enterchange at Northlake C, North Lakeridge Parkway & Northlake Park Dr., Ashland	(1)(3)	510,262	677,794
Enterchange at Walthall A & B, 1900-1998 Ruffin Mill Rd., Colonial Heights	(1)(3)	606,679	1,467,536
Enterchange at Walthall C, 1936-1962 Ruffin Mill Rd., Colonial Heights	(1)(3)	261,922	864,840
Enterchange at Walthall D, 1700-1798 Ruffin Mill Rd., Colonial Heights		287,318	752,020
Interport Business Center A, 4800-4890 Eubank Road, Richmond	(1)(3)	441,018	1,037,556
Interport Business Center B, 4700-4790 Eubank Road, Richmond	(1)(3)	118,000	277,477
Interport Business Center C, 5300-5390 Laburnum Ave., Richmond	(1)(3)	54,885	154,202
Virginia, Total		2,721,970	6,774,973

Center and Location	Building Total	Land Total

Other

Arizona
Arcadia Biltmore Plaza, Campbell Ave. at North 36th St., Phoenix	21,122	74,000
Arizona, Total	21,122	74,000

Texas
1919 North Loop West, Hacket Drive at West Loop 610 North, Houston	138,163	157,000
Citadel Plaza, Citadel Plaza Dr., Houston	121,000	170,931
Texas, Total	259,163	327,931

Unimproved Land

Arizona
Bullhead Parkway at State Route 95, Bullhead City		312,761
Lon Adams Rd. at Tangerine Farms Rd., Marana		422,532
Southern Avenue and Signal Butte Road, Mesa		90,605
Arizona, Total		825,898

California
Bear Valley Road at Jess Ranch Parkway Phase II, Apple Valley		138,956
Bear Valley Road at Jess Ranch Parkway Phase III, Apple Valley		473,497
California, Total		612,453

Colorado
Highway 85 and Highway 285, Sheridan		1,003,187
Mississippi at Havana, Aurora		669,953
Colorado, Total		1,673,140

Florida
SR 207 at Rolling Hills Dr., St. Augustine		228,254
State Road 100 & Belle Terre Parkway, Palm Coast		292,288
Young Pines and Curry Ford Rd., Orange County		132,422
Florida, Total		652,964

Georgia
NWC South Fulton Pkwy. @ Hwy. 92, Union City		3,554,496
Georgia, Total		3,554,496

Louisiana
70th St. at Mansfield Rd., Shreveport		41,818
Ambassador Caffery at W. Congress, Lafayette		34,848
Louisiana, Total		76,666

Nevada
SWC Highway 215 at Decatur, Las Vegas		707,414
Nevada, Total		707,414

North Carolina
Creedmoor (Highway 50) and Crabtree Valley Avenue, Raleigh		510,959
Highway 17 and Highway 210, Surf City		2,024,233
U.S. Highway 1 at Caveness Farms Rd., Wake Forest		3,074,900
U.S. Hwy. 17 & U.S. Hwy. 74/76, Leland		549,727
North Carolina, Total		6,159,819

Center and Location	Land Total

Tennessee
Poplar Avenue and Ridgeway Road, Memphis	53,579
Tennessee, Total	53,579

Texas
9th Ave. at 25th St., Port Arthur	243,065
Bissonnet at Wilcrest, Houston	40,946
Citadel Plaza at 610 North Loop, Houston	137,214
East Orem, Houston	121,968
FM 1957 (Potranco Road) and FM 211, San Antonio	8,655,372
FM 2920 and Highway 249, Tomball	459,776
Highway 3 at Highway 1765, Texas City	200,812
Kirkwood at Dashwood Drive, Houston	321,908
Leslie Rd. at Bandera Rd., Helotes	74,052
Mesa Road at Tidwell, Houston	35,719
Nolana Ave. and 29th St., McAllen	163,350
Northwest Freeway at Gessner, Houston	117,612
River Pointe Drive at Interstate 45, Conroe	118,483
Rock Prairie Rd. at Hwy. 6, College Station	394,218
SH 151 and Ingram Rd., San Antonio	312,238
Shary Rd. at North Hwy. 83, Mission	1,607,364
U.S. 77 and 83 at SHFM 802, Brownsville	914,723
US Hwy. 281 at Wilderness Oaks, San Antonio	1,269,774
West Little York at Interstate 45, Houston	161,172
West Loop North at Interstate 10, Houston	145,055
Texas, Total	15,494,821

Utah
South 300 West & West Paxton Avenue, Salt Lake City	201,683
Utah, Total	201,683

Property Listing Summary

as of December 31, 2011

	Building Total	Building Total	Building Total
ALL PROPERTIES BY STATE	Number of Properties	Building Total	Land Total

Arizona	24	3,943,202	11,901,321
Arkansas	3	357,010	1,489,000
California	30	6,069,449	19,283,512
Colorado	13	4,195,447	12,788,716
Florida	55	13,438,234	45,089,556
Georgia	23	4,763,240	19,637,801
Illinois	1	303,566	1,013,380
Kansas	1	115,716	444,000
Kentucky	4	738,429	3,102,384
Louisiana	11	2,284,546	6,316,953
Maine	1	181,938	962,667
Missouri	2	257,649	1,307,000
Nevada	12	3,616,247	10,952,124
New Mexico	4	737,187	2,084,140
North Carolina	24	3,411,576	23,147,229
Oklahoma	2	163,996	682,000
Oregon	3	273,436	672,288
South Carolina	1	86,120	436,000
Tennessee	9	2,104,102	5,614,132
Texas	149	24,890,387	91,472,284
Utah	4	845,076	1,985,003
Virginia	10	2,721,970	8,212,453
Washington	5	571,378	2,008,746

Grand Total	391	76,069,901	270,602,689

Total Retail	313	58,488,776	197,843,376
Total Industrial	75	17,300,840	42,344,449
Total Unimproved Land			30,012,933
Total Other	3	280,285	401,931

Total square footage includes 464,561 square feet of building area and 13,354,380 square feet of land leased from others.

Footnotes for detail property listing:

(1)	Denotes property is held by a real estate joint venture or partnership; however, the building and land square feet figures include our partners’ ownership interest in the property.

(2)	Denotes property currently under development.

(3)	Denotes properties that are not consolidated under generally accepted accounting principles.

NOTE:	Square feet are reflective of area available to be leased. Certain listed properties may have additional square feet that are not owned by us.

General.    In 2011, no single property accounted for more than 2.9% of our total assets or 1.8% of revenues. The five largest properties, in the aggregate, represented approximately 7.9% of our revenues for the year ended December 31, 2011; otherwise, none of the remaining properties accounted for more than 1.3% of our revenues during the same period. As of December 31, 2011, the weighted average occupancy rate for all of our properties was 92.1% compared to 91.9% as of December 31, 2010. The average effective annual rental per square foot was approximately $13.79 in 2011, $13.60 in 2010, $13.31 in 2009, $13.16 in 2008 and $12.57 in 2007 for retail properties and $4.86 in 2011, $4.83 in 2010, $4.90 in 2009, $4.98 in 2008 and $4.86 in 2007 for industrial properties.

As of December 31, 2011, lease expirations for the next 10 years, assuming tenants do not exercise renewal options, are as follows:

				Annual Net Rent Of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases (000’s)	Percentage of Leaseable Square Feet	Total (000’s)	Per Square Foot
2012	783	3,582	6.85	$45,719	$12.76
2013	1,059	6,086	11.64	69,944	11.49
2014	937	5,750	11.00	62,876	10.93
2015	740	4,982	9.53	56,413	11.32
2016	714	4,815	9.21	58,670	12.18
2017	261	2,849	5.45	34,162	11.99
2018	133	1,560	2.98	19,358	12.41
2019	78	1,178	2.25	14,173	12.03
2020	79	1,122	2.15	14,323	12.77
2021	124	1,696	3.24	21,894	12.91

In the ordinary course of business we have tenants who cease making payments under their leases or who file for bankruptcy protection. We are unable to predict or forecast the timing of store closings or unexpected vacancies. While we believe the effect of this will not have a material impact on our financial position, results of operations or liquidity due to the significant diversification of our tenant base, the uncertainty in the economy and commercial credit markets could have a negative impact on us.

The majority of our properties are owned directly by us (subject in some cases to mortgages), although our interests in some properties are held indirectly through interests in real estate joint ventures or under long-term leases. In our opinion, our properties are well maintained and in good repair, suitable for their intended uses, and adequately covered by insurance.

We participate in 65 real estate joint ventures or partnerships that hold an interest in 148 of our properties. Our ownership interest ranges from 7.8% to 99%; we are normally the managing or operating partner and receive a fee for acting in this capacity.

We may use a DownREIT operating partnership structure in the acquisition of some real estate properties. In these transactions, a fair value purchase price is agreed upon between us, as general partner of the DownREIT, and the seller where the seller receives operating partnership units in exchange for some or all of its ownership interest in the property. Each operating partnership unit is the equivalent of one of our common shares. These units generally give our partners the right to put their limited partnership units to us on or after the first anniversary of the entity’s formation. We may acquire these limited partnership units for either cash or a fixed number of our common shares at our discretion.

Shopping Centers.    At December 31, 2011, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 302 developed income-producing properties and 11 properties under various stages of construction and development, which are located in 23 states spanning the country from coast to coast.

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

We have approximately 7,500 separate leases with 5,200 different tenants. Included among our top revenue-producing tenants are: The Kroger Co., T.J.X. Companies, Safeway, Ross Stores, H E Butt Grocery, Home Depot, Office Depot, PetSmart and Harris Teeter. The diversity of our tenant base is also evidenced by the fact that our largest tenant accounted for only 3.2% of rental revenues during 2011.

Our shopping center leases have lease terms generally ranging from three to five years for tenant space under 5,000 square feet and from 10 to 25 years for tenant space over 10,000 square feet. Leases with primary lease terms in excess of 10 years, generally for anchor and out-parcels, frequently contain renewal options which allow the tenant to extend the term of the lease for one or more additional periods, with each of these periods generally being of a shorter duration than the primary lease term. The rental rates paid during a renewal period are generally based upon the rental rate for the primary term; sometimes adjusted for inflation, market conditions or an amount of the tenant’s sales during the primary term.

Most of our leases provide for the monthly payment in advance of fixed minimum rentals, the tenants’ pro rata share of real estate taxes, insurance (including fire and extended coverage, rent insurance and liability insurance) and common area maintenance for the center (based on estimates of the costs for these items). They also provide for the payment of additional rentals based on a percentage of the tenants’ sales. Utilities are generally paid directly by tenants except where common metering exists with respect to a center. In this case, we make payments for the utilities, and the tenants reimburse us on a monthly basis. Generally, our leases prohibit the tenant from assigning or subletting its space. They also require the tenant to use its space for the purpose designated in its lease agreement and to operate its business on a continuous basis. Some of the lease agreements with major tenants contain modifications of these basic provisions in view of the financial condition, stability or desirability of those tenants. Where a tenant is granted the right to assign its space, the lease agreement generally provides that the original lessee will remain liable for the payment of the lease obligations under that lease agreement.

During 2011, we acquired two retail shopping centers located one each in Colorado and Washington for approximately $42.9 million.

In April 2011, we acquired a 50%-owned unconsolidated real estate joint venture interest in three retail properties in Jacksonville, Florida for approximately $11.6 million and purchased our partner’s 50% unconsolidated interest in a property in Palm Coast, Florida for $11.5 million, which included their share of a construction note obligation.

During 2011, we sold one retail building and eight retail shopping centers, of which five were located in Texas and one each in Florida, Kansas, New Mexico and North Carolina. Gross sales proceeds from these dispositions totaled $83.1 million and generated gains of $8.6 million.

We have a real estate limited partnership agreement with a foreign institutional investor to purchase up to $280 million of retail properties in various states. Our ownership in this unconsolidated real estate limited partnership is 51%. To date, no properties have been purchased.

Industrial Properties.    At December 31, 2011, we owned, either directly or through our interest in real estate joint ventures or partnerships, 75 industrial projects and three other operating properties totaling approximately 17.7 million square feet of building area. Our industrial properties consist of bulk warehouse, business distribution and office-service center assets ranging in size from 9,000 to 727,000 square feet. Similar to our shopping centers, these properties are customarily constructed of masonry, steel and glass, and have lighted, concrete parking areas and are well landscaped. Some of the national and regional tenants in our industrial properties include Sears Logistics Services, Publix, Shell Oil Company, Rooms to Go, Rooftop Systems Inc., Fed Ex, Mazda, McGraw Hill and Iron Mountain. Our properties are located in Arizona, California, Florida, Georgia, Tennessee, Texas and Virginia.

During 2011, we sold three industrial properties, of which two are located in Georgia and one in Texas, with gross sales proceeds totaling $13.5 million, which generated a gain of $1.6 million. Also, an unconsolidated real estate joint venture sold two industrial buildings with gross sales proceeds aggregating $7.6 million, which did not generate a gain.

Land Held for Development.    At December 31, 2011, we owned, either directly or through our interest in real estate joint ventures or partnerships, 40 parcels of unimproved land consisting of approximately 30.0 million square feet of land area located in Arizona, California, Colorado, Florida, Georgia, Louisiana, Nevada, North Carolina, Tennessee, Texas and Utah. These properties include approximately 2.5 million square feet of land adjacent to certain of our existing developed properties, which may be used for expansion of these developments, as well as approximately 27.5 million square feet of land, which may be used for new development. Almost all of the land held for development is served by roads and utilities and are suitable for development as shopping centers or industrial projects, and we intend to emphasize the development of these parcels for such purpose. We have approximately $124.5 million in land held for development. Due to our analysis of current economic considerations, including the effects of tenant bankruptcies, credit availability to retailers, reduction of tenant expansion plans for new development projects, declines in real estate values and any changes to our plans related to our new development properties, including land held for development, we recorded an impairment charge of $23.6 million related to land held for development for the year ended December 31, 2011. During 2011, we sold 11 land parcels, of which seven were located in Texas, and two each in Nevada and North Carolina. Gross sales proceeds from these sales totaled $20.6 million and generated gains of $1.5 million.

New Development Properties.    At December 31, 2011, we had 11 properties in various stages of development including three newly acquired projects located in Florida, Georgia and Virginia. We have funded $143.3 million to date on these projects, and we estimate our investment upon completion to be $193.7 million, after consideration of anticipated land sales and tax incentive financing which is estimated to be $24.6 million. These properties have an average projected return on investment of approximately 7.2% when completed.

ITEM 3.	Legal Proceedings

We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the amounts involved, our management and legal counsel believe that when such litigation is resolved, our resulting liability, if any, will not have a material adverse effect on our consolidated financial statements.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.        Market for Registrant’s Common Shares of Beneficial Interest, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed and traded on the New York Stock Exchange under the symbol “WRI.” As of January 31, 2012, the number of holders of record of our common shares was 2,433. The closing high and low sale prices per common share as reported on the New York Stock Exchange, and dividends per share paid for the fiscal quarters indicated were as follows:

	High	Low	Dividends

2011:
Fourth	$23.95	$19.35	$.275
Third	26.73	19.39	.275
Second	26.80	23.64	.275
First	25.87	23.69	.275

2010:
Fourth	$25.92	$21.92	$.260
Third	22.70	18.34	.260
Second	23.93	18.71	.260
First	22.95	18.16	.260

The following table summarizes the equity compensation plans under which our common shares may be issued as of December 31, 2011:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance

Equity compensation plans approved by shareholders	4,607,703	$ 28.09	2,144,215

Equity compensation plans not approved by shareholders	—	—	—

Total	4,607,703	$ 28.09	2,144,215

Performance Graph

The graph below provides an indicator of cumulative total shareholder returns for us as compared with the S&P 500 Stock Index and the NAREIT All Equity Index, weighted by market value at each measurement point. The graph assumes that on December 31, 2006, $100 was invested in our common shares and that all dividends were reinvested by the shareholder.

Comparison of Five Year Cumulative Return

	2007	2008	2009	2010	2011

Weingarten	$71.52	$51.26	$53.91	$67.98	$65.37
S&P 500 Index	105.49	66.46	84.05	96.71	98.75
The NAREIT All Equity Index	84.31	52.50	67.20	85.98	93.11

There can be no assurance that our share performance will continue into the future with the same or similar trends depicted in the graph above. We do not make or endorse any predications as to future share performance.

ITEM 6.        Selected Financial Data

The following table sets forth our selected consolidated financial data and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Consolidated Financial Statements and accompanying Notes in “Item 8. Financial Statements and Supplementary Data” and the financial schedules included elsewhere in this Form 10-K.

	(Amounts in thousands, except per share amounts)
	Year Ended December 31,
	2011	2010	2009	2008	2007
Operating Data: (1)
Revenues (primarily real estate rentals)	$541,561	$535,084	$552,226	$572,376	$542,912
Depreciation and Amortization	152,983	145,893	142,549	145,414	118,635
Impairment Loss	58,734	33,317	34,983	52,539	-
Operating Income	138,416	167,206	181,887	171,192	239,145
Interest Expense, net	141,757	148,152	152,041	155,020	154,858
(Loss) Gain on Redemption of Convertible Senior Unsecured Notes	-	(135)	25,311	12,961	-
Gain on Land and Merchant Development Sales	-	-	18,688	8,407	16,385
(Provision) Benefit for Income Taxes	(395)	(180)	(6,269)	10,288	(4,073)
Income from Continuing Operations	9,160	41,453	84,549	64,336	124,886
Gain on Sale of Property	1,737	2,005	25,266	1,998	4,086
Net Income	16,739	51,238	175,276	154,595	240,338
Net Income Adjusted for Noncontrolling Interests	15,621	46,206	171,102	145,652	230,101
Net (Loss) Income Attributable to Common Shareholders	$(19,855)	$10,730	$135,626	$109,091	$204,726

Per Share Data - Basic:
(Loss) Income from Continuing Operations Attributable to Common Shareholders	$(0.21)	$0.02	$0.64	$0.25	$1.09
Net (Loss) Income Attributable to Common Shareholders	$(0.17)	$0.09	$1.24	$1.29	$2.39
Weighted Average Number of Shares	120,331	119,935	109,546	84,474	85,504

Per Share Data - Diluted:
(Loss) Income from Continuing Operations Attributable to Common Shareholders	$(0.21)	$0.02	$0.64	$0.24	$1.09
Net (Loss) Income Attributable to Common Shareholders	$(0.17)	$0.09	$1.23	$1.28	$2.35
Weighted Average Number of Shares	120,331	120,780	110,178	84,917	88,893

Balance Sheet Data:
Property (at cost)	$4,688,526	$4,777,794	$4,658,396	$4,915,472	$4,972,344
Total Assets	4,588,226	4,807,855	4,890,385	5,114,212	4,992,636
Debt, net	$2,531,837	$2,589,448	$2,531,847	$3,148,636	$3,131,977

Other Data:
Cash Flows from Operating Activities	$214,731	$214,625	$244,316	$220,150	$223,309
Cash Flows from Investing Activities	(3,745)	(121,421)	191,872	(115,391)	(480,630)
Cash Flows from Financing Activities	(221,203)	(222,929)	(341,550)	(111,590)	252,095
Cash Dividends per Common Share	1.10	1.04	1.28	2.10	1.98
Funds from Operations - Basic (2)	$173,325	$187,008	$204,634	$194,633	$243,827

(1)

For all periods presented the operating data related to continuing operations and gain on sale of property do not include the effects of amounts reported in discontinued operations. Also, for the year ended December 31, 2011 and 2010, certain business combination transactions have occurred. See Note 15 and Note 23, respectively, to our consolidated financial statements in Item 8 for additional information.

(2)

The National Association of Real Estate Investment Trusts defines funds from operations as net income (loss) attributable to common shareholders computed in accordance with generally accepted accounting principles, excluding gains or losses from sales of operating real estate assets and extraordinary items, plus depreciation and amortization of operating properties and impairment of depreciable real estate, including our share of unconsolidated real estate joint ventures and partnerships. See Item 7 for additional information.

ITEM 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and trends which might appear should not be taken as indicative of future operations. Our results of operations and financial condition, as reflected in the accompanying consolidated financial statements and related footnotes, are subject to management’s evaluation and interpretation of business conditions, retailer performance, changing capital market conditions and other factors which could affect the ongoing viability of our tenants.

Executive Overview

Weingarten Realty Investors is a REIT organized under the Texas Business Organizations Code. We, and our predecessor entity, began the ownership and development of shopping centers and other commercial real estate in 1948. Our primary business is leasing space to tenants in the shopping and industrial centers we own or lease. We also manage centers for joint ventures in which we are partners or for other outside owners for which we charge fees.

We operate a portfolio of rental properties which includes neighborhood and community shopping centers and industrial properties that total approximately 76.1 million square feet. We have a diversified tenant base with our largest tenant comprising only 3.2% of total rental revenues during 2011.

Our long-term strategy is to focus on improving our core operations and increasing shareholder value. We accomplish this through hands-on leasing and management, selective redevelopment of the existing portfolio of properties, disciplined growth from strategic acquisitions and new developments, as well as dispositions of assets that no longer meet our ownership criteria. We remain committed to maintaining a conservatively leveraged balance sheet, a well-staggered debt maturity schedule and strong credit agency ratings.

During 2011, we announced our intentions to dispose of over $600 million of non-core operating properties over the next few years, which will recycle capital for growth opportunities, strengthen our operating fundamentals and allow for further deleveraging of our balance sheet. In the course of executing this disposition plan, given proper pricing, we will consider selling both retail and industrial properties. To date, we have successfully disposed of $155.6 million, either directly or through our interest in real estate joint ventures or partnerships, and have approximately $76.9 million currently under contracts or letters of intent. Upon the completion of this program, we believe our remaining portfolio of properties will be among the strongest in our sector.

Improvements in the economy earlier in 2011 reopened markets to create more favorable pricing for dispositions. However, the federal debt ceiling crisis and volatility in Greece and other European markets have resulted in deteriorated market conditions and access to the CMBS debt markets for potential purchasers. Despite these conditions, we continue to believe we will successfully execute our disposition plan; although continued weakness in the CMBS debt markets and further worsening of the economy could impact our ability to execute this plan. Nonetheless, competition for quality acquisition opportunities remains substantial. During 2011, we were successful in identifying selected properties that met our return hurdles, and we will continue to actively evaluate other opportunities as they enter the market.

We strive to maintain a strong, conservative capital structure which provides ready access to a variety of attractive long and short-term capital sources. We carefully balance obtaining low cost financing while matching long-term liabilities associated with acquired or developed long-term assets. An amendment and extension of our revolving credit facility during 2011 enhances our liquidity for the next four years and provides favorable borrowing rates at a margin over LIBOR. While the availability of capital has improved over the past year, there can be no assurance that such pricing and availability will not deteriorate in the future.

At December 31, 2011, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 380 developed income-producing properties and 11 properties under various stages of construction and development. The total number of centers includes 313 neighborhood and community shopping centers, 75 industrial projects and three other operating properties located in 23 states spanning the country from coast to coast.

We also owned interests in 40 parcels of land held for development that totaled approximately 30.0 million square feet.

We had approximately 7,500 leases with 5,200 different tenants at December 31, 2011.

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

In assessing the performance of our properties, management carefully monitors various operating metrics of the portfolio. Occupancy for the total portfolio increased from 91.9% at December 31, 2010 to 92.1% at December 31, 2011. While we will continue to monitor the economy and the effects on our tenants, we believe the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio will allow us to maintain occupancy levels at or above these levels as we move through 2012, assuming no bankruptcies by multiple national or regional tenants. Soft economic conditions contributed to a slight decrease in rental rates on a same-space basis as we completed new leases and renewed existing leases. We completed 1,762 new leases or renewals during 2011, totaling 7.1 million square feet, which decreased rental rates an average of .4% on a cash basis. While we continue to see some strengthening in our renewal rates, new lease rates continue to be a challenge. Although we believe the gap in the new lease rate margins will not continue to widen, they are expected to remain a challenge throughout 2012.

New Development

At December 31, 2011, we had 11 properties in various stages of construction and development, including three newly acquired projects located in Florida, Georgia and Virginia, which upon completion will represent an estimated total investment of $74.4 million. We have funded $143.3 million to date on these 11 projects, and we estimate our investment upon completion to be $193.7 million, after consideration of proceeds from anticipated land sales and tax incentive financing which is estimated to be $24.6 million. Overall, the average projected return on investment for these properties is approximately 7.2% upon projected completion.

In November, we formed a real estate joint venture to develop a shopping center in Alexandria, Virginia. This development will include 258,000 square feet of retail space and is anchored by a 140,000 square foot supermarket. This project will represent an investment of approximately $61.6 million upon completion and provides us with our entry into the dynamic Washington, D.C. market.

We have approximately $124.5 million in land held for development at December 31, 2011. Due to our analysis of current economic considerations, including the effects of recent market transactions and negotiations with potential buyers, we recognized an impairment charge of $23.6 million for the year ended December 31, 2011. Even with the unrest in the overall economy, we continue to see an increase in development and redevelopment opportunities entering the market, which we are selectively pursuing. Within this portfolio, we have experienced greater levels of interest compared to recent years in our land held for development from retailers and other market participants. Also, certain tracts of land have been designated for transition to land under development as additional phases of existing developments become feasible.

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

An analysis of our equity method investments in real estate joint ventures and partnerships resulted in an impairment charge of $1.8 million for the year ended December 31, 2011 based on current market conditions. We continue to monitor our joint venture relationships and evaluate whether new or existing relationships could provide equity for new investments.

Fee income from joint venture and third party managed operations for the year ended December 31, 2011, 2010 and 2009 was approximately $6.7 million, $7.0 million and $6.3 million, respectively. This fee income is based upon revenues, net income and in some cases appraised property values. In 2012, we anticipate these fees will be consistent with our 2011 performance.

Dispositions

Dispositions are also a key component of our ongoing management process where we selectively prune properties from our portfolio that no longer meet our geographic or growth targets. Dispositions provide capital, which may be recycled into properties that have high barrier-to-entry locations within high growth metropolitan markets, and thus have higher long-term growth potential. Additionally, proceeds from dispositions may be used to reduce outstanding debt, further deleveraging our balance sheet. Over time, we expect this will produce a portfolio with higher occupancy rates and stronger internal revenue growth. During 2011, we announced a strategic initiative to dispose of over $600 million of non-core operating properties over the next few years. In the course of executing this disposition plan, given proper pricing, we will consider selling both retail and industrial properties.

Our disposition program may be impacted by market pricing conditions and debt financing available to prospective purchasers. After specifically identifying potential disposition properties and analyzing current market data, we recognized an impairment charge of $31.7 million for the year ended December 31, 2011 on the properties we believe we are likely to sell as part of this initiative or properties that have been sold during 2011.

Summary of Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies require more significant judgments and estimates used in the preparation of our consolidated financial statements.

Real Estate Joint Ventures and Partnerships

To determine the method of accounting for partially owned real estate joint ventures and partnerships, management evaluates the characteristics of associated entities and determines whether an entity is a variable interest entity (“VIE”) and, if so, determines which party is the primary beneficiary by analyzing whether we have both the power to direct the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. Significant judgments and assumptions inherent in this analysis include the nature of the entity’s operations, future cash flow projections, the entity’s financing and capital structure, and contractual relationships and terms. We consolidate a VIE when we have determined that we are the primary beneficiary.

Primary risks associated with our VIEs include the potential of funding the entities’ debt obligations or making additional contributions to fund the entities’ operations.

Partially owned, non variable interest real estate joint ventures and partnerships over which we have a controlling financial interest are consolidated in our consolidated financial statements. In determining if we have a controlling financial interest, we consider factors such as ownership interest, authority to make decisions, kick-out rights and substantive participating rights. Partially owned real estate joint ventures and partnerships where we do not have a controlling financial interest, but have the ability to exercise significant influence, are accounted for using the equity method.

Management continually analyzes and assesses reconsideration events, including changes in the factors mentioned above, to determine if the consolidation treatment remains appropriate. Decisions regarding consolidation of partially owned entities frequently require significant judgment by our management. Errors in the assessment of consolidation could result in material changes to our consolidated financial statements.

Property

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the results of operations of an acquired property are included in our results of operations from the date of acquisition. Estimates of fair values are based upon future cash flows and other valuation techniques in accordance with our fair value measurements accounting policy. Fair values are used to record the purchase price of acquired property among land, buildings on an “as if vacant” basis, tenant improvements, other identifiable intangibles and any goodwill or gain on purchase. Other identifiable intangible assets and liabilities include the effect of out-of-market leases, the value of having leases in place (“as is” versus “as if vacant” and absorption costs), out-of-market assumed mortgages and tenant relationships. Depreciation and amortization is computed using the straight-line method, generally over estimated useful lives of 40 years for buildings and over the lease term which includes bargain renewal options for other identifiable intangible assets. The impact of these estimates, including incorrect estimates in connection with acquisition values and estimated useful lives, could result in significant differences related to the purchased assets, liabilities and resulting depreciation or amortization. Acquisition costs are expensed as incurred.

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

Our investments in tax increment revenue bonds are reviewed for impairment, including the evaluation of changes in events or circumstances that may indicate that the carrying amount of the investment may not be recoverable. Realization is dependent on a number of factors, including investment performance, market conditions and payment structure. We will record an impairment charge if we determine that a decline in the value of the investment below its carrying amount is other than temporary, recovery of its cost basis is uncertain, and/or it is uncertain if the investment will be held to maturity. A considerable amount of judgment by our management is used in this evaluation, which may produce incorrect estimates that could be material to our consolidated financial statements.

Results of Operations

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

Revenues

Total revenues were $541.6 million for the year ended 2011 versus $535.1 million for the year ended 2010, an increase of $6.5 million or 1.2%. This increase is attributable to an increase in net rental revenues of $5.2 million associated primarily with the acquisition of six properties in the latter half of 2010 and two properties in 2011, as well as new development completions.

Depreciation and Amortization

Depreciation and amortization for the year ended 2011 was $153.0 million versus $145.9 million for the year ended 2010, an increase of $7.1 million or 4.9%. This increase is primarily attributable to the acquisition of six properties in the latter half of 2010 and two properties in 2011, new development completions and other capital activities.

Real Estate Taxes, net

Net real estate taxes for the year ended 2011 were $64.2 million versus $61.5 million for the year ended 2010, an increase of $2.7 million or 4.4%. The increase resulted primarily from rate and assessed valuation changes from the prior year, as well as acquisitions in both 2010 and 2011.

Impairment Loss

The impairment loss in 2011 of $58.7 million is primarily attributable to our impairment of land held for development, properties where we changed our anticipated hold periods or were sold, our equity interest in certain unconsolidated real estate joint ventures and the net credit loss on the exchange of tax increment revenue bonds. The 2010 impairment loss of $33.3 million was attributable to losses associated with the revaluation of two unconsolidated real estate joint ventures to fair value and its associated tax increment revenue bonds and a note, land held for development and the disposition of a retail building and an undeveloped land tract.

Interest Expense, net

Net interest expense totaled $141.8 million for 2011, down $6.4 million or 4.3% from 2010. The components of net interest expense were as follows (in thousands):

	Year Ended December 31,
	2011	2010

Gross interest expense	$144,913	$152,165
Amortization of convertible bond discount	1,334	2,191
Over-market mortgage adjustment	(2,161)	(2,799)
Capitalized interest	(2,329)	(3,405)

Total	$141,757	$148,152

Gross interest expense totaled $144.9 million in 2011, down $7.3 million or 4.8% from 2010. The decrease in gross interest expense was due primarily to the reduction in interest rates as a result of amending and extending our revolving credit facility and refinancing notes and mortgages through the revolving credit facility. In 2011, the weighted average debt outstanding was $2.6 billion at a weighted average interest rate of 5.6% as compared to $2.5 billion outstanding at a weighted average interest rate of 6.1% in 2010. Capitalized interest decreased $1.1 million as a result of new development stabilizations and completions.

Interest and Other Income, net

Net interest and other income for the year ended 2011 was $5.1 million versus $9.8 million for the year ended 2010, a decrease of $4.7 million or 48.0%. The decrease is primarily attributable to the fair value decrease of $1.5 million in the assets held in a grantor trust related to our deferred compensation plan, a decline of $.8 million in interest earned on notes receivable from real estate joint ventures and partnerships associated primarily with the consolidation of two unconsolidated real estate joint ventures, and a $1.9 million reduction in interest associated with our investment in subordinated tax increment revenue bonds.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net

Net equity in earnings of real estate joint ventures and partnerships for the year ended 2011 was $7.8 million versus $12.9 million for the year ended 2010, a decrease of $5.1 million or 39.5%. The decrease is primarily attributable to an increase in impairment losses in 2011, associated primarily with reduced holding periods at finite life joint ventures, which is offset by earnings from our 57.8% investment in a shopping center acquired in the fourth quarter of 2010.

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

Revenues

Total revenues were $535.1 million for the year ended 2010 versus $552.2 million for the year ended 2009, a decrease of $17.1 million or 3.1%. This decrease is attributable to decreases in net rental revenues and other income of $13.0 million and $4.1 million, respectively. The decrease in net rental revenues was primarily attributable to an aggregate $17.9 million reduction from the sale of an 80% interest in six shopping centers. Offsetting this decline is rentals associated primarily with new development completions and the acquisition of six properties. The decrease in other revenues results primarily from a decline in lease cancellation revenue.

Real Estate Taxes, net

Net real estate taxes for the year ended 2010 were $61.5 million versus $67.3 million for the year ended 2009, a decrease of $5.8 million or 8.6%. The decrease resulted primarily from the sale of an 80% interest in six shopping centers and rate and valuation changes from the prior year.

Impairment Loss

The impairment loss in 2010 is attributable to a $15.8 million loss associated with the requirement to record our equity interests in two previously unconsolidated real estate joint ventures (of which both are related to the same shopping center) at their estimated fair values in accounting for the consolidation of these joint ventures, a loss of $12.3 million associated with tax increment revenue bonds and note and a $5.2 million loss associated primarily with land held for development properties and the disposition of a retail building and an undeveloped land tract. The 2009 impairment loss of $35.0 million relates primarily to land held for development properties resulting from changes in economic conditions, our new development business plans and tenant expansion plans.

Interest Expense, net

Net interest expense totaled $148.2 million for 2010, down $3.9 million or 2.6% from 2009. The components of net interest expense were as follows (in thousands):

	Year Ended December 31,
	2010	2009

Gross interest expense	$152,165	$159,745
Amortization of convertible bond discount	2,191	4,969
Over-market mortgage adjustment	(2,799)	(3,957)
Capitalized interest	(3,405)	(8,716)

Total	$148,152	$152,041

Gross interest expense totaled $152.2 million in 2010, down $7.6 million or 4.7% from 2009. The decrease in gross interest expense was due primarily to the reduction in the average debt outstanding, resulting from the retirement of the convertible notes and other unsecured debt. In 2010, the weighted average debt outstanding was $2.5 billion at a weighted effective interest rate of 6.1% as compared to $2.8 billion of outstanding weighted average debt at a weighted effective interest rate of 5.8% in 2009. The decrease of $2.8 million in the amortization of convertible bond discount relates to the retirement of the convertible notes. The decrease in over-market mortgage adjustment of acquired properties of $1.2 million resulted primarily from the sale of an 80% interest in six shopping centers and loan payoffs that occurred in 2010 and 2009. Capitalized interest decreased $5.3 million as a result of new development stabilizations, completions and the cessation of carrying costs capitalization on several new development projects transferred to land held for development.

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

Gain on Sale of Property

The decrease in gain on sale of property of $23.3 million is attributable primarily to gains in 2009 from the sale of an 80% interest in four shopping centers and the disposition of 11 retail buildings at seven operating properties. The sales activities in 2010 were not significant.

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

Capital Resources and Liquidity

Our primary liquidity needs are paying our common and preferred dividends, maintaining and operating our existing properties, paying our debt service costs, excluding debt maturities, and funding capital expenditures. Under our 2012 business plan, cash flows from operating activities are expected to meet these planned capital needs.

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

During 2011, we paid off our fixed-rate 7% unsecured notes totaling $117.7 million and redeemed $77.2 million of our 3.95% convertible senior unsecured notes using our revolving credit facility. In addition, we entered into a one year term loan in the amount of $200 million at a borrowing rate that floats at a margin over LIBOR. Loan proceeds were used to pay down amounts outstanding under our revolving credit facility.

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

As of December 31, 2011, we had $145.0 million outstanding under our $500 million revolving credit facility and $21.5 million was outstanding under our $99 million credit facility, which we use for cash management purposes. We believe proceeds from our disposition program for 2012, combined with our available capacity under the revolving credit facilities, will provide adequate liquidity to fund our capital needs. In the event our disposition program does not progress as expected, we believe other debt and equity alternatives are available to us. Although external market conditions are not within our control, we do not currently foresee any reasons that would prevent us from entering the capital markets.

Our most restrictive debt covenants, including debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios, limit the amount of additional leverage we can add; however, we believe the sources of capital described above are adequate to execute our business strategy and remain in compliance with our debt covenants.

We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. Off balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $556.9 million, of which our ownership percentage is $198.1 million at December 31, 2011. Scheduled principal mortgage payments on this debt, excluding non-cash related items totaling $1.7 million, at 100% are as follows (in millions):

2012	$29.6
2013	55.4
2014	116.4
2015	41.5
2016	98.0
Thereafter	214.3

Total	$555.2

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

Dispositions

During 2011, we sold eight retail properties, three industrial properties, a retail building and 11 undeveloped land parcels with aggregate gross sales proceeds of $117.2 million, which generated a gain of $11.7 million. Also, an unconsolidated real estate joint venture sold two industrial buildings with gross sales proceeds aggregating $7.6 million, which did not generate a gain.

New Development and Capital Expenditures

At December 31, 2011, we had 11 projects under various stages of construction and development with a total square footage of approximately 2.1 million, including three newly acquired projects located in Florida, Georgia and Virginia, which upon completion will represent an estimated total investment of $74.4 million. Overall, we expect our investment in these 11 properties upon completion to be $193.7 million, net of future proceeds from land sales and tax incentive financing of $24.6 million.

In November, we formed a real estate joint venture to develop a shopping center in Alexandria, Virginia. This development will include 258,000 square feet of retail space and is anchored by a 140,000 square foot supermarket. This project will represent an investment of approximately $61.6 million upon completion and provides us with our entry into the dynamic Washington, D.C. market.

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

Capital expenditures for additions to the existing portfolio, acquisitions, new development and our share of investments in unconsolidated real estate joint ventures and partnerships totaled $165.5 million in 2011, $189.9 million in 2010 and $162.9 million in 2009. We have entered into commitments aggregating $86.1 million comprised principally of construction contracts which are generally due in 12 to 36 months.

Financing Activities:

Debt

Total debt outstanding was $2.5 billion and $2.6 billion at December 31, 2011 and 2010, respectively. Total debt at December 31, 2011, included $2.0 billion on which interest rates are fixed and $517.0 million, including the effect of $119.3 million of interest rate contracts, which bears interest at variable rates. Additionally, of our total debt, $1.0 billion was secured by operating properties while the remaining $1.5 billion was unsecured.

We have a $500 million unsecured revolving credit facility, which expires in September 2015 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. The borrowing margin and facility fee are priced off a grid that is tied to our senior unsecured credit ratings, which are currently 125.0 and 25.0 basis points, respectively. The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million. As of February 15, 2012, we had $140.0 million outstanding, and the available balance was $356.6 million, net of $3.4 million in outstanding letters of credit.

We also have an agreement with a bank for an unsecured and uncommitted overnight facility totaling $99 million that we maintain for cash management purposes. The facility provides for fixed interest rate loans at a 30 day LIBOR rate plus a borrowing margin based on market liquidity. As of February 15, 2012, $23.0 million was outstanding under this facility, and the available balance was $76.0 million.

During 2011, the maximum balance and weighted average balance outstanding under both facilities combined were $330.7 million and $151.8 million, respectively, at a weighted average interest rate of 1.5%.

Our five most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios. We believe we were in full compliance with our public debt and revolving credit facility covenants as of December 31, 2011.

Our public debt covenant ratios as defined in our indenture agreement were as follows at December 31, 2011:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	44.8%
Secured Debt to Asset Ratio	Less than 40.0%	18.1%
Fixed Charge Ratio	Greater than 1.5	2.3
Unencumbered Asset Test	Greater than 100%	256.8%

At December 31, 2011, we had four interest rate contracts with an aggregate notional amount of $119.3 million that were designated as fair value hedges and convert fixed interest payments at rates ranging from 4.2% to 7.5% to variable interest payments ranging from .5% to 4.4%.

We also have three interest rate contracts with an aggregate notional amount of $27.1 million that were designated as cash flow hedges. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.

We could be exposed to losses in the event of nonperformance by the counter-parties; however, management believes such nonperformance is unlikely.

Equity

In February 2011, our Board of Trust Managers approved an increase to our quarterly dividend rate for our common shares from $.260 to $.275 per share commencing with the first quarter 2011 distribution. Common and preferred dividends paid totaled $165.7 million during 2011. Our dividend payout ratio (as calculated as dividends paid on common shares divided by funds from operation - basic) for 2011, 2010 and 2009 approximated 76.7%, 66.9% and 66.3%, respectively, which is inclusive of non-cash transactions including impairment charges and other non-cash items. Subsequent to December 31, 2011, our Board of Trust Managers approved an increase to our quarterly dividend rate to $.290 per share.

In September 2011, we filed a universal shelf registration statement which is effective for the next three years. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.

Contractual Obligations

We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our revolving credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable. We have entered into commitments aggregating $86.1 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of December 31, 2011 (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Mortgages and Notes Payable: (1)
Unsecured Debt	$445,313	$218,355	$339,571	$275,942	$93,651	$287,461	$1,660,293
Secured Debt	171,640	192,094	199,150	188,433	181,178	335,129	1,267,624

Lease Payments	3,569	3,519	3,183	2,956	2,623	121,295	137,145

Other Obligations (2)	64,521	36,660					101,181

Total Contractual Obligations	$685,043	$450,628	$541,904	$467,331	$277,452	$743,885	$3,166,243

(1)

Includes principal and interest with interest on variable-rate debt calculated using rates at December 31, 2011, excluding the effect of interest rate swaps. Also, excludes a $74.1 million debt service guaranty liability.

(2)	Other obligations include income and real estate tax payments, commitments associated with our secured debt, contributions to our retirement plan and other employee payments.

Related to our investment in a development project in Sheridan, Colorado, we, our joint venture partner and the joint venture have each provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. In 2007, the Sheridan Redevelopment Agency (“Agency”) issued $97 million of Series A bonds used for an urban renewal project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2030 (unless such date is otherwise extended by the Agency).

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

Off Balance Sheet Arrangements

As of December 31, 2011, none of our off balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $3.4 million and $52.4 million were outstanding under the revolving credit facility at December 31, 2011 and 2010, respectively.

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

As of December 31, 2011, two unconsolidated real estate joint ventures were determined to be VIEs through the issuance of secured loans, since the lenders have the ability to make decisions that could have a significant impact on the profitability of the entities. In addition, we have another unconsolidated real estate joint venture with an interest in an entity, which is deemed to be a VIE since the unconsolidated joint venture provided a guaranty for the entity’s debt. Our maximum risk of loss associated with these VIEs was limited to $75.3 million at December 31, 2011.

We have a real estate limited partnership agreement with a foreign institutional investor to purchase up to $280 million of retail properties in various states. Our ownership in this unconsolidated real estate limited partnership is 51%. To date, no properties have been purchased.

Funds from Operations

Effective for the fourth quarter of 2011, the National Association of Real Estate Investment Trusts (“NAREIT”) issued updated guidance on the definition of funds from operation (“FFO”) to exclude the effects of impairment related to depreciable real estate assets and in substance real estate equity investments. Previously, our calculation of FFO did not exclude impairment of depreciable real estate assets and as a result, we have changed our presentation of FFO for all periods presented to comply with the revised guidance. NAREIT defines FFO as net income (loss) attributable to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of operating real estate assets and extraordinary items, plus depreciation and amortization of operating properties and impairment of depreciable real estate and in substance real estate equity investments, including our share of unconsolidated real estate joint ventures and partnerships. We calculate FFO in a manner consistent with the NAREIT definition.

We believe FFO is a widely recognized measure of REIT operating performance which provides our shareholders with a relevant basis for comparison among other REITs. Management uses FFO as a supplemental internal measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that uses historical cost accounting is insufficient by itself. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs.

FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

FFO is calculated as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009

Net (loss) income attributable to common shareholders	$ (19,855)	$ 10,730	$ 135,626
Depreciation and amortization	150,668	143,393	144,211
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	22,887	20,085	18,433
Impairment of operating properties and real estate equity investments	28,995	15,948	6,062
Impairment of operating properties of unconsolidated real estate joint ventures and partnerships	7,025	115	-
Gain on acquisition	(4,559)	-	-
Gain on land and merchant development sales	-	-	(18,688)
Gain on sale of property	(11,846)	(3,069)	(81,006)
Loss (gain) on sale of property of unconsolidated real estate joint ventures and partnerships	10	(194)	(4)

Funds from operations – basic and diluted	$ 173,325	$ 187,008	$ 204,634

Weighted average shares outstanding – basic	120,331	119,935	109,546
Effect of dilutive securities:
Share options and awards	-	845	632

Weighted average shares outstanding – diluted	120,331	120,780	110,178

Newly Issued Accounting Pronouncements

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

In December 2011, the FASB issued Accounting Standards Update No. 2011-10, “Derecognition of in Substance Real Estate – A Scope Clarification,” which clarifies which guidance a reporting entity should follow when it deconsolidates a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt. The provisions of this update will be applied prospectively and are effective for us at June 15, 2012. We do not anticipate the adoption of this update to materially impact our consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At December 31, 2011, we had fixed-rate debt of $2.0 billion and variable-rate debt of $517.0 million, after adjusting for the net effect of $119.3 million notional amount of interest rate contracts. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $5.2 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $14.1 million and $66.2 million, respectively.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust Managers and Shareholders of

Weingarten Realty Investors

Houston, Texas

We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weingarten Realty Investors and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Houston, Texas

February 29, 2012

WEINGARTEN REALTY INVESTORS

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Rentals, net	$526,533	$521,376	$534,374
Other	15,028	13,708	17,852

Total	541,561	535,084	552,226

Expenses:
Depreciation and amortization	152,983	145,893	142,549
Operating	101,657	102,138	99,540
Real estate taxes, net	64,243	61,537	67,346
Impairment loss	58,734	33,317	34,983
General and administrative	25,528	24,993	25,921

Total	403,145	367,878	370,339

Operating Income	138,416	167,206	181,887
Interest Expense, net	(141,757)	(148,152)	(152,041)
Interest and Other Income, net	5,062	9,825	11,425
(Loss) Gain on Redemption of Convertible Senior Unsecured Notes	-	(135)	25,311
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	7,834	12,889	5,548
Gain on Land and Merchant Development Sales	-	-	18,688
Provision for Income Taxes	(395)	(180)	(6,269)

Income from Continuing Operations	9,160	41,453	84,549

Operating (Loss) Income from Discontinued Operations	(4,373)	6,687	9,696
Gain on Sale of Property from Discontinued Operations	10,215	1,093	55,765

Income from Discontinued Operations	5,842	7,780	65,461
Gain on Sale of Property	1,737	2,005	25,266

Net Income	16,739	51,238	175,276
Less: Net Income Attributable to Noncontrolling Interests	(1,118)	(5,032)	(4,174)

Net Income Adjusted for Noncontrolling Interests	15,621	46,206	171,102
Dividends on Preferred Shares	(35,476)	(35,476)	(35,476)

Net (Loss) Income Attributable to Common Shareholders	$(19,855)	$10,730	$135,626

Earnings Per Common Share - Basic:
(Loss) income from continuing operations attributable to common shareholders	$(0.21)	$0.02	$0.64
Income from discontinued operations	0.04	0.07	0.60

Net (loss) income attributable to common shareholders	$(0.17)	$0.09	$1.24

Earnings Per Common Share - Diluted:
(Loss) income from continuing operations attributable to common shareholders	$(0.21)	$0.02	$0.64
Income from discontinued operations	0.04	0.07	0.59

Net (loss) income attributable to common shareholders	$(0.17)	$0.09	$1.23

Comprehensive Income:
Net Income	$16,739	$51,238	$175,276
Net unrealized (loss) gain on derivatives	(854)	123	-
Amortization of loss on derivatives	2,551	2,566	2,481
Retirement liability adjustment	(7,666)	(505)	3,237

Comprehensive Income	10,770	53,422	180,994
Comprehensive Income Attributable to Noncontrolling Interests	(1,118)	(5,032)	(4,174)

Comprehensive Income Adjusted for Noncontrolling Interests	$9,652	$48,390	$176,820

See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2011	2010
ASSETS
Property	$4,688,526	$4,777,794
Accumulated Depreciation	(1,059,531)	(971,249)
Property Held for Sale, net	73,241	-

Property, net *	3,702,236	3,806,545
Investment in Real Estate Joint Ventures and Partnerships, net	341,608	347,526

Total	4,043,844	4,154,071
Notes Receivable from Real Estate Joint Ventures and Partnerships	149,204	184,788
Unamortized Debt and Lease Costs, net	115,191	116,437
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $11,301 in 2011 and $10,137 in 2010) *	86,530	95,859
Cash and Cash Equivalents *	13,642	23,859
Restricted Deposits and Mortgage Escrows	11,144	10,208
Other, net	168,671	222,633

Total Assets	$4,588,226	$4,807,855

LIABILITIES AND EQUITY
Debt, net *	$2,531,837	$2,589,448
Accounts Payable and Accrued Expenses	124,888	126,767
Other, net	107,919	111,383

Total Liabilities	2,764,644	2,827,598

Commitments and Contingencies

Equity:
Shareholders' Equity:
Preferred Shares of Beneficial Interest—par value, $.03 per share; shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2011 and 2010; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2011 and 2010; liquidation preference $72,500	1	1
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 140 shares issued and outstanding in 2011 and 2010; liquidation preference $350,000	4	4
Common Shares of Beneficial Interest—par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding:
120,844 in 2011 and 120,492 in 2010	3,641	3,630
Accumulated Additional Paid-In Capital	1,983,978	1,969,905
Net Income Less Than Accumulated Dividends	(304,504)	(151,780)
Accumulated Other Comprehensive Loss	(27,743)	(21,774)

Total Shareholders' Equity	1,655,380	1,799,989
Noncontrolling Interests	168,202	180,268

Total Equity	1,823,582	1,980,257

Total Liabilities and Equity	$4,588,226	$4,807,855

* Consolidated Variable Interest Entities' Assets and Liabilities included in the above balances (See Note 22):
Property, net	$230,159	$233,706
Accrued Rent and Accounts Receivable, net	8,564	9,514
Cash and Cash Equivalents	11,382	10,397
Debt, net	279,301	281,519

See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net Income	$16,739	$51,238	$175,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,290	151,107	151,888
Amortization of deferred financing costs and debt discount	5,215	5,017	6,083
Impairment loss	75,874	33,317	38,836
Equity in earnings of real estate joint ventures and partnerships, net	(7,834)	(12,889)	(5,548)
Gain on acquisition	(4,559)	-	-
Gain on land and merchant development sales	-	-	(18,688)
Gain on sale of property	(11,952)	(3,098)	(81,031)
Loss (gain) on redemption of convertible senior unsecured notes	-	135	(25,311)
Distributions of income from real estate joint ventures and partnerships, net	2,186	1,733	2,841
Changes in accrued rent and accounts receivable, net	6,662	(2,898)	(568)
Changes in other assets, net	(22,482)	(16,225)	(10,309)
Changes in accounts payable, accrued expenses and other liabilities, net	(13,525)	(3,875)	147
Other, net	11,117	11,063	10,700

Net cash provided by operating activities	214,731	214,625	244,316

Cash Flows from Investing Activities:
Investment in property	(143,988)	(142,972)	(108,914)
Proceeds from sale and disposition of property, net	113,043	29,064	333,412
Change in restricted deposits and mortgage escrows	(794)	2,175	20,480
Notes receivable from real estate joint ventures and partnerships and other receivables:
Advances	(2,926)	(9,145)	(100,800)
Collections	15,687	20,010	22,301
Real estate joint ventures and partnerships:
Investments	(18,583)	(37,738)	(5,247)
Distributions of capital	17,271	15,663	30,640
Proceeds from tax increment revenue bonds	16,545	-	-
Other, net	-	1,522	-

Net cash (used in) provided by investing activities	(3,745)	(121,421)	191,872

Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	215,750	336	367,640
Common shares of beneficial interest, net	3,999	3,122	439,272
Principal payments of debt	(336,760)	(139,722)	(578,390)
Changes in unsecured revolving credit facilities	86,500	80,000	(383,000)
Common and preferred dividends paid	(165,721)	(158,012)	(168,583)
Debt issuance costs paid	(4,002)	(6,622)	(6,446)
Distributions to noncontrolling interests	(23,560)	(13,014)	(16,368)
Contributions from noncontrolling interests	3,717	2,686	4,518
Other, net	(1,126)	8,297	(193)

Net cash used in financing activities	(221,203)	(222,929)	(341,550)

Net (decrease) increase in cash and cash equivalents	(10,217)	(129,725)	94,638
Cash and cash equivalents at January 1	23,859	153,584	58,946

Cash and cash equivalents at December 31	$13,642	$23,859	$153,584

Interest paid during the period (net of amount capitalized of $2,329, $3,405 and $8,716, respectively)	$137,758	$140,335	$156,517

Income taxes paid during the period	$1,578	$2,116	$3,051

See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share amounts)

Year Ended December 31, 2011, 2010 and 2009

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Accumulated Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2009	$8	$2,625	$1,514,940	$(37,245)	$(29,676)	$204,031	$1,654,683
Net income				171,102		4,174	175,276
Shares issued in exchange for noncontrolling interests		15	14,236			(14,251)	-
Issuance of common shares		966	438,089				439,055
Shares issued under benefit plans		9	5,147				5,156
Dividends declared – common shares (1)				(135,731)			(135,731)
Dividends declared – preferred shares (2)				(32,852)			(32,852)
Sale of properties with noncontrolling interests						23,521	23,521
Distributions to noncontrolling interests						(16,368)	(16,368)
Contributions from noncontrolling interests						4,518	4,518
Purchase and cancellation of convertible senior unsecured notes			(16,110)				(16,110)
Other comprehensive income					5,718		5,718
Other, net			2,673	(2,624)		(259)	(210)

Balance, December 31, 2009	8	3,615	1,958,975	(37,350)	(23,958)	205,366	2,106,656
Net income				46,206		5,032	51,238
Shares issued in exchange for noncontrolling interests		1	745			(746)	-
Shares issued under benefit plans		14	8,005				8,019
Dividends declared – common shares (1)				(125,160)			(125,160)
Dividends declared – preferred shares (2)				(32,852)			(32,852)
Distributions to noncontrolling interests						(13,014)	(13,014)
Contributions from noncontrolling interests						2,686	2,686
Consolidation of joint ventures						(18,573)	(18,573)
Other comprehensive income					2,184		2,184
Other, net			2,180	(2,624)		(483)	(927)

Balance, December 31, 2010	8	3,630	1,969,905	(151,780)	(21,774)	180,268	1,980,257
Net income				15,621		1,118	16,739
Shares issued under benefit plans		11	9,898				9,909
Dividends declared – common shares (1)				(132,869)			(132,869)
Dividends declared – preferred shares (2)				(32,852)			(32,852)
Distributions to noncontrolling interests						(23,560)	(23,560)
Contributions from noncontrolling interests						13,666	13,666
Other comprehensive loss					(5,969)		(5,969)
Other, net			4,175	(2,624)		(3,290)	(1,739)

Balance, December 31, 2011	$8	$3,641	$1,983,978	$(304,504)	$(27,743)	$168,202	$1,823,582

(1)	Common dividend per share was $1.10, $1.04 and $1.275 for the year ended December 31, 2011, 2010 and 2009, respectively.
(2)	Series D, E and F preferred dividend per share was $50.63, $173.75 and $162.50 for the year ended December 31, 2011, 2010 and 2009, respectively.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.      Summary of Significant Accounting Policies

Business

Weingarten Realty Investors is a REIT organized under the Texas Real Estate Investment Trust Act, which has been replaced by the Texas Business Organizations Code. We, and our predecessor entity, began the ownership and development of shopping centers and other commercial real estate in 1948. Our primary business is leasing space to tenants in the shopping and industrial centers we own or lease. We also manage centers for joint ventures in which we are partners or for other outside owners for which we charge fees.

We operate a portfolio of properties that include neighborhood and community shopping centers and industrial properties of approximately 76.1 million square feet. We have a diversified tenant base with our largest tenant comprising only 3.2% of total rental revenues during 2011.

We currently operate, and intend to operate in the future, as a REIT.

Basis of Presentation

Our consolidated financial statements include the accounts of our subsidiaries, certain partially owned real estate joint ventures or partnerships and VIEs which meet the guidelines for consolidation. All intercompany balances and transactions have been eliminated.

Our consolidated financial statements are prepared in accordance with GAAP. Such statements require management to make estimates and assumptions that affect the reported amounts on our consolidated financial statements. Actual results could differ from these estimates. We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.

Revenue Recognition

Rental revenue is generally recognized on a straight-line basis over the term of the lease, which generally begins the date the tenant takes control of the space. Revenue from tenant reimbursements of taxes, maintenance expenses and insurance is subject to our interpretation of lease provisions and is recognized in the period the related expense is recognized. Revenue based on a percentage of tenants’ sales is recognized only after the tenant exceeds their sales breakpoint. In circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of rental revenue on a straight-line basis over the term of the lease. Other revenue is income from contractual agreements with third parties, tenants or partially owned real estate joint ventures or partnerships, which is recognized as the related services are performed under the respective agreements.

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

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the results of operations of an acquired property are included in our results of operations from the date of acquisition. Estimates of fair values are based upon future cash flows and other valuation techniques in accordance with our fair value measurements accounting policy. Fair values are used to record the purchase price of acquired property among land, buildings on an “as if vacant” basis, tenant improvements, other identifiable intangibles and any goodwill or gain on purchase. Other identifiable intangible assets and liabilities include the effect of out-of-market leases, the value of having leases in place (“as is” versus “as if vacant” and absorption costs), out-of-market assumed mortgages and tenant relationships. Depreciation and amortization is computed using the straight-line method, generally over estimated useful lives of 40 years for buildings and over the lease term which includes bargain renewal options for other identifiable intangible assets. Acquisition costs are expensed as incurred.

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

Property identified for sale is reviewed to determine if it qualifies as held for sale based on the following criteria: management has approved and is committed to the disposal plan, the assets are available for immediate sale, an active plan is in place to locate a buyer, the sale is probable and expected to qualify as a completed sale within a year, the sales price is reasonable in relation to the current fair value, and it is unlikely that significant changes will be made to the sales plan or that the sales plan will be withdrawn. Upon qualification, these properties are segregated and classified as held for sale at the lower of cost or fair value less costs to sell and reclassified into discontinued operations.

Some of our properties are held in single purpose entities. A single purpose entity is a legal entity typically established at the request of a lender solely for the purpose of owning a property or group of properties subject to a mortgage. There may be restrictions limiting the entity’s ability to engage in an activity other than owning or operating the property, assuming or guaranteeing the debt of any other entity, or dissolving itself or declaring bankruptcy before the debt has been repaid. Most of our single purpose entities are 100% owned by us and are consolidated in our consolidated financial statements.

Real Estate Joint Ventures and Partnerships

To determine the method of accounting for partially owned real estate joint ventures and partnerships, management determines whether an entity is a VIE and, if so, determines which party is the primary beneficiary by analyzing whether we have both the power to direct the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. Significant judgments and assumptions inherent in this analysis include the design of the entity structure, the nature of the entity’s operations, future cash flow projections, the entity’s financing and capital structure, and contractual relationships and terms. We consolidate a VIE when we have determined that we are the primary beneficiary.

Primary risks associated with our involvement with our VIEs include primarily the potential of funding the entities’ debt obligations or making additional contributions to fund the entities’ operations.

Partially owned, non variable interest real estate joint ventures and partnerships over which we have a controlling financial interest are consolidated in our consolidated financial statements. In determining if we have a controlling financial interest, we consider factors such as ownership interest, authority to make decisions, kick-out rights and substantive participating rights. Partially owned real estate joint ventures and partnerships where we do not have a controlling financial interest, but have the ability to exercise significant influence, are accounted for using the equity method.

Management continually analyzes and assesses reconsideration events, including changes in the factors mentioned above, to determine if the consolidation treatment remains appropriate.

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

Accrued Rent and Accounts Receivable, net

Receivables include base rents, tenant reimbursements and receivables attributable to the straight-lining of rental commitments. An allowance for the uncollectible portion of accrued rents and accounts receivable is determined based upon an analysis of balances outstanding, historical bad debt levels, tenant creditworthiness and current economic trends. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectibility of the related receivables. Management’s estimate of the collectibility of accrued rents and accounts receivable is based on the best information available to management at the time of evaluation.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less are considered cash equivalents. Cash and cash equivalents are primarily held at major financial institutions in the U.S. We had cash and cash equivalents in certain financial institutions in excess of federally insured levels. We have diversified our cash and cash equivalents amongst several banking institutions in an attempt to minimize exposure to any one of these entities. We believe we are not exposed to any significant credit risk and regularly monitor the financial stability of these financial institutions.

Restricted Deposits and Mortgage Escrows

Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted cash that is held for a specific use or in a qualified escrow account for the purposes of completing like-kind exchange transactions.

Our restricted deposits and mortgage escrows consists of the following (in thousands):

	December 31,
	2011	2010

Restricted cash	$3,169	$1,785
Mortgage escrows	7,975	8,423

Total	$11,144	$10,208

Other Assets, net

Other assets include an asset related to the debt service guaranty (see Note 7 for further information), tax increment revenue bonds, investments held in grantor trusts, deferred tax assets, prepaid expenses, interest rate derivatives, the value of above-market leases and the related accumulated amortization and other miscellaneous receivables. Investments held in grantor trusts are adjusted to fair value at each period end with changes included in our Consolidated Statements of Operations and Comprehensive Income. Above-market leases are amortized as adjustments to rental revenues over terms of the acquired leases. Other miscellaneous receivables have a reserve applied to the carrying amount when it becomes apparent that conditions exist that may lead to our inability to fully collect on outstanding amounts due. Such conditions include delinquent or late payments on receivables, deterioration in the ongoing relationship with the borrower and other relevant factors. We would establish a reserve when expected loss conditions exist by reviewing the borrower’s ability to generate revenues to meet debt service requirements and the fair value of any collateral.

Derivatives and Hedging

We manage interest cost using a combination of fixed-rate and variable-rate debt. To manage our interest rate risk, we occasionally hedge the future cash flows of our debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate contracts with major financial institutions. Interest rate contracts that meet specific criteria are accounted for as either a cash flow or fair value hedge.

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

Sales of Real Estate

Sales of real estate include the sale of tracts of land within a shopping center development, property adjacent to shopping centers, operating properties, newly developed properties, investments in real estate joint ventures and partnerships and partial sales to real estate joint ventures and partnerships in which we participate.

Profits on sales of real estate are not recognized until (a) a sale is consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay; (c) the seller’s receivable is not subject to future subordination; and (d) we have transferred to the buyer the usual risks and rewards of ownership in the transaction, and we do not have a substantial continuing involvement with the property.

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

Our investment in partially owned real estate joint ventures and partnerships is reviewed for impairment each reporting period. The ultimate realization is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if we determine that a decline in the estimated fair value of an investment below its carrying amount is other than temporary. There is no certainty that impairments will not occur in the future if market conditions decline or if management’s plans for these investments change.

Our investments in tax increment revenue bonds are reviewed for impairment, including the evaluation of changes in events or circumstances that may indicate that the carrying amount of the investment may not be recoverable. Realization is dependent on a number of factors, including investment performance, market conditions and payment structure. We will record an impairment charge if we determine that a decline in the value of the investment below its carrying amount is other than temporary, recovery of its cost basis is uncertain, and/or it is uncertain if the investment will be held to maturity. As of December 31, 2011, the reissued tax increment revenue bonds have been classified as held to maturity.

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

Additionally, GAAP prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. A tax position may only be recognized in the consolidated financial statements if it is more likely than not that the tax position will be sustained upon examination. We believe it is more likely than not that our tax positions will be sustained in any tax examinations.

In addition, we are subject to the State of Texas business tax (“Texas Franchise Tax”), which is determined by applying a tax rate to a base that considers both revenues and expenses. Therefore, the Texas Franchise Tax is considered an income tax and is accounted for accordingly.

Share-Based Compensation

We sponsor share option and restricted share award plans. Currently, share options granted to non-officers vest ratably over a three-year period beginning after the grant date, and share options and restricted shares for officers vest ratably over a five-year period after the grant date. Restricted shares granted to trust managers and share options or awards granted to retirement eligible employees are expensed immediately. Restricted shares have the same rights of a shareholder, including the right to vote and receive dividends, except as otherwise provided by our Management Development and Executive Compensation Committee.

The grant price for our plans is calculated as an average of the high and low of the quoted fair value of our common shares on the date of grant. These options generally expire upon the earlier of termination of employment or 10 years from the date of grant, and restricted shares for officers and trust managers are granted at no purchase price. Our policy is to recognize compensation expense for equity awards ratably over the vesting period, except for retirement eligible amounts.

The fair value of share options and restricted shares is estimated on the date of grant using the Black-Scholes option pricing method based on certain expected weighted average assumptions; including the dividend yield, the expected volatility, the expected life and the risk free interest rate. The dividend yield is an average of the historical yields at each record date over the estimated expected life. We estimate volatility using our historical volatility data for a period of 10 years, and the expected life is based on historical data from an option valuation model of employee exercises and terminations. The risk-free rate is based on the U.S. Treasury yield curve.

Retirement Benefit Plans

We sponsor a noncontributory cash balance retirement plan (“Retirement Plan”) under which an account is maintained for each participant. Annual additions to each participant’s account include a service credit ranging from 3-5% of compensation, depending on years of service, and an interest credit of 4.5% effective January 1, 2011. The interest credit for prior years was based on the 10 year U.S. Treasury Bill rate not to be less than 2.05%. Vesting generally occurs after three years of service. In addition to the plan described above, we have established two separate and independent nonqualified supplemental retirement plans (“SRP”) for certain employees. These unfunded plans provide benefits in excess of the statutory limits of our noncontributory cash balance retirement plan. Annual additions to each participant’s account include an actuarially-determined service credit and an interest credit of 7.5%. Vesting generally occurs between five and 10 years of service. We have elected to use the actuarial present value of the vested benefits to which the participant is entitled if the participant separates immediately from the SRP, as permitted by GAAP.

Investments of Plan Assets:

Our investment policy for our plan assets has been to determine the objectives for structuring a retirement savings program suitable to the long-term needs and risk tolerances of participants, to select appropriate investments to be offered by the plan and to establish procedures for monitoring and evaluating the performance of the investments of the plan. Our overall plan objectives for selecting and monitoring investment options are to promote and optimize retirement wealth accumulation; to provide a full range of asset classes and investment options that are intended to help diversify the portfolio to maximize return within reasonable and prudent levels of risk; to control costs of administering the plan; and to manage the investments held by the plan.

The selection of investment options is determined using criteria based on the following characteristics: fund history, relative performance, investment style, portfolio structure, manager tenure, minimum assets, expenses and operation considerations. Investment options selected for use in the plan are reviewed at least on a semi-annual basis to evaluate material changes from the selection criteria. Asset allocation is used to determine how the investment portfolio should be split between stocks, bonds and cash. The asset allocation decision is influenced by investment time horizon; risk tolerance; and investment return objectives. The primary factor in establishing asset allocation is demographics of the plan, including attained age and future service. A broad market diversification model is used in considering all these factors and the percentage allocation to each investment category may also vary depending upon market conditions. Rebalancing of the allocation of plan assets occurs semi-annually.

Deferred Compensation Plan

We have a deferred compensation plan for eligible employees allowing them to defer portions of their current cash salary or share-based compensation. Deferred amounts are deposited in a grantor trust, which are included in other net assets, and are reported as compensation expense in the year service is rendered. Cash deferrals are invested based on the employee’s investment selections from a mix of assets selected using a broad market diversification model. Deferred share-based compensation cannot be diversified, and distributions from this plan are made in the same form as the original deferral.

Fair Value Measurements

Certain financial instruments, estimates and transactions are required to be calculated, reported and/or recorded at fair value. The estimated fair values of such financial items, including debt instruments, impairments, acquisitions, investment securities and derivatives, have been determined using a market-based measurement. This measurement is determined based on the assumptions that management believes market participants would use in pricing an asset or liability; including, market capitalization rates, discount rates, current operating income, local economics and other factors. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2011	2010

Derivatives	$10,016	$11,713
Retirement liability	17,727	10,061

Total	$27,743	$21,774

Reclassifications

The reclassification of prior years’ operating results for certain properties classified as discontinued operations was made to the current year presentation. Also, in our Consolidated Statements of Cash Flows, prior years’ distribution to noncontrolling interests and contributions from noncontrolling interests was reclassified from other, net to conform to the current year presentation. These reclassifications had no impact on previously reported net income, earnings per share, the consolidated balance sheet or cash flows. See Note 15 for additional information.

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

In April 2011, the FASB issued Accounting Standards Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which amends previous guidance by further defining that a restructure is classified as a troubled debt restructuring when certain criteria are met. The provisions of this update were applied and effective for us at July 1, 2011. The adoption of this update did not materially impact our consolidated financial statements.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”), “Presentation of Comprehensive Income,” which amends previous guidance by requiring all nonowner changes in shareholders’ equity to be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, an entity will be required to present on the face of the financial statements, reclassification adjustments for items reclassified from other comprehensive income to net income. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which primarily defers the provision of ASU 2011-05 requiring the presentation on the face of the financial statements other comprehensive income reclassification adjustments. All other provisions of ASU 2011-05 are effective for us at January 1, 2012. The early adoption of this update as of December 31, 2011 did not impact our consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-10, “Derecognition of in Substance Real Estate – A Scope Clarification,” which clarifies which guidance a reporting entity should follow when it deconsolidates a subsidiary that is in substance real estate as a result of a default on the subsidiary’s nonrecourse debt. The provisions of this update will be applied prospectively and are effective for us at June 15, 2012. We do not anticipate the adoption of this update to materially impact our consolidated financial statements.

Note 3.      Property

Our property consisted of the following (in thousands):

	December 31,
	2011	2010

Land	$ 918,627	$ 925,497
Land held for development	124,528	170,213
Land under development	20,281	22,967
Buildings and improvements	3,557,173	3,610,889
Construction in-progress	67,917	48,228

Total	$ 4,688,526	$ 4,777,794

The following carrying charges were capitalized (in thousands):

	Year Ended December 31,
	2011	2010	2009

Interest	$2,329	$3,405	$8,716
Real estate taxes	399	344	1,428

Total	$2,728	$3,749	$10,144

During the year ended December 31, 2011, we invested $42.9 million in the acquisition of two operating properties and $30.9 million in new development projects.

During the year ended December 31, 2011, we sold eight retail properties, three industrial properties, a retail building and 11 undeveloped land parcels with aggregate gross sales proceeds from these dispositions totaling $117.2 million. Also, seven properties totaling $94.8 million before accumulated depreciation have been classified as held for sale as of December 31, 2011.

Note 4.      Investment in Real Estate Joint Ventures and Partnerships

We own interests in real estate joint ventures or limited partnerships and have tenancy-in-common interests in which we exercise significant influence, but do not have financial and operating control. We account for these investments using the equity method, and our interests range from 7.8% to 75% for the periods presented. Combined condensed financial information of these ventures (at 100%) is summarized as follows (in thousands):

	December 31,
	2011	2010

Combined Condensed Balance Sheets

Property	$ 2,108,745	$ 2,142,524
Accumulated depreciation	(296,496)	(247,996)

Property, net	1,812,249	1,894,528

Other assets, net	173,130	168,091

Total	$ 1,985,379	$ 2,062,619

Debt, net (primarily mortgages payable)	$ 556,920	$ 552,552
Amounts payable to Weingarten Realty Investors and affiliates	170,007	202,092
Other liabilities, net	41,907	45,331

Total	768,834	799,975

Accumulated equity	1,216,545	1,262,644

Total	$ 1,985,379	$ 2,062,619

	Year Ended December 31,
	2011	2010	2009

Combined Condensed Statements of Operations

Revenues, net	$205,596	$193,649	$174,595

Expenses:
Depreciation and amortization	67,459	61,726	56,018
Interest, net	37,612	36,270	31,017
Operating	36,253	34,026	33,385
Real estate taxes, net	24,333	24,288	21,213
General and administrative	2,969	3,927	5,187
Provision for income taxes	343	237	170
Impairment loss	28,776	231	6,923

Total	197,745	160,705	153,913

(Loss) gain on sale of property	(21)	369	11

Net income	$7,830	$33,313	$20,693

Our investment in real estate joint ventures and partnerships, as reported in our Consolidated Balance Sheets, differs from our proportionate share of the entities’ underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net basis differences, which totaled $7.5 million and $8.8 million at December 31, 2011 and 2010, respectively, are generally amortized over the useful lives of the related assets.

Our real estate joint ventures and partnerships determined that the carrying amount of certain properties was not recoverable and that the properties should be written down to fair value. For the year ended December 31, 2011, 2010 and 2009, our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $28.8 million, $.2 million and $6.9 million, respectively, associated primarily with shorter holding periods of finite life joint ventures where the joint ventures’ ability to recover the carrying cost of the property may be limited by the term of the venture life.

Fees earned by us for the management of these real estate joint ventures and partnerships totaled $6.0 million in 2011, $5.8 million in 2010 and $5.7 million in 2009.

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

Note 5.      Notes Receivable from Real Estate Joint Ventures and Partnerships

We have ownership interests in a number of real estate joint ventures and partnerships. Notes receivable from these entities bear interest ranging from approximately 2.8% to 10.0% at December 31, 2011 and 2.0% to 12.0% at December 31, 2010. These notes are due at various dates through 2014 and are generally secured by underlying real estate assets. We believe these notes are fully collectible, and no allowance has been recorded. Interest income recognized on these notes was $3.4 million, $4.3 million and $4.8 million for the year ended December 31, 2011, 2010 and 2009, respectively.

In April 2011, we acquired our partner’s 50% unconsolidated joint venture interest in a Florida development property, which includes the settlement of $21.9 million of our notes receivable from real estate joint ventures and partnerships.

In February 2012, we received $59.1 million in settlement of our notes receivable from real estate joint ventures and partnerships, which were outstanding as of December 31, 2011, in conjunction with an assignment of our interest in an unconsolidated real estate joint venture. See Note 20 for additional information.

Note 6.      Identified Intangible Assets and Liabilities

Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	December 31,
	2011	2010

Identified Intangible Assets:
Above-Market Leases (included in Other Assets, net)	$17,342	$16,825
Above-Market Leases – Accumulated Amortization	(11,587)	(10,507)
Below-Market Assumed Mortgages (included in Debt, net)	5,722	5,722
Below-Market Assumed Mortgages – Accumulated Amortization	(1,762)	(1,157)
Valuation of In Place Leases (included in Unamortized Debt and Lease Cost, net)	74,361	71,272
Valuation of In Place Leases – Accumulated Amortization	(38,842)	(35,984)

	$45,234	$46,171

Identified Intangible Liabilities:
Below-Market Leases (included in Other Liabilities, net)	$39,399	$37,668
Below-Market Leases – Accumulated Amortization	(26,013)	(23,585)
Above-Market Assumed Mortgages (included in Debt, net)	45,670	48,149
Above-Market Assumed Mortgages – Accumulated Amortization	(31,597)	(31,288)

	$27,459	$30,944

These identified intangible assets and liabilities are amortized over the applicable lease terms or the remaining lives of the assumed mortgages, as applicable.

The net amortization of above-market and below-market leases increased rental revenues by $1.5 million, $1.7 million and $2.5 million in 2011, 2010 and 2009, respectively. The estimated net amortization of these intangible assets and liabilities will increase rental revenues for each of the next five years as follows (in thousands):

2012	$832
2013	951
2014	629
2015	596
2016	581

The amortization of the in place lease intangible assets recorded in depreciation and amortization, was $6.2 million, $5.9 million and $8.2 million in 2011, 2010 and 2009, respectively. The estimated amortization of this intangible asset will increase depreciation and amortization for each of the next five years as follows (in thousands):

2012	$5,313
2013	4,482
2014	3,982
2015	3,440
2016	3,049

The amortization of above-market and below-market assumed mortgages decreased net interest expense by $2.2 million, $3.1 million and $4.4 million in 2011, 2010 and 2009, respectively. The estimated amortization of these intangible assets and liabilities will decrease net interest expense for each of the next five years as follows (in thousands):

2012	$689
2013	465
2014	500
2015	513
2016	626

Note 7.      Debt

Our debt consists of the following (in thousands):

	December 31,
	2011	2010

Debt payable to 2038 at 1.5% to 8.8%	$2,268,668	$2,389,532
Debt service guaranty liability	74,075	97,000
Unsecured notes payable under revolving credit facilities	166,500	80,000
Obligations under capital leases	21,000	21,000
Industrial revenue bonds payable to 2015 at 2.4%	1,594	1,916

Total	$2,531,837	$2,589,448

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	December 31,
	2011	2010

As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$2,014,834	$2,349,802
Variable-rate debt	517,003	239,646

Total	$2,531,837	$2,589,448

As to collateralization:
Unsecured debt	$1,510,932	$1,450,148
Secured debt	1,020,905	1,139,300

Total	$2,531,837	$2,589,448

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

The following table discloses certain information regarding our unsecured notes payable under our revolving credit facilities (in thousands, except percentages):

	December 31,
	2011	2010

Unsecured revolving credit facility:
Balance outstanding	$145,000	$-
Available balance	$351,571	$447,599
Letter of credit outstanding under facility	$3,429	$52,401
Variable interest rate	1.3%	-
Unsecured and uncommitted overnight facility:
Balance outstanding	$21,500	$80,000
Variable interest rate	1.5%	1.8%
Both facilities:
Maximum balance outstanding during the year	$330,700	$80,000
Weighted average balance	$151,814	$12,151
Weighted average interest rate	1.5%	1.8%

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4 is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040, as extended by the Agency in April 2011. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. At December 31, 2011 and 2010, respectively, we had $74.1 million and $97.0 million outstanding for the debt service guaranty liability.

At December 31, 2011 and 2010, respectively, we had $54.1 million and $129.9 million of 3.95% convertible senior unsecured notes outstanding due 2026. Interest is payable semi-annually in arrears on February 1 and August 1 of each year. The notes are redeemable for cash, at our option, for the principal amount plus accrued and unpaid interest. Holders of the notes have the right to require us to repurchase their notes for cash equal to the principal of the notes plus accrued and unpaid interest in August 2016 and 2021 or in the event of a change in control.

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

These notes were recorded at a discount of $1.3 million as of December 31, 2010, which was amortized through July 2011, resulting in an effective interest rate as of December 31, 2011 and 2010 of 5.34% and 5.75%, respectively. The carrying value of the equity component as of both December 31, 2011 and 2010 was $23.4 million.

Net interest expense on our 3.95% convertible senior unsecured notes is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009

Interest expense	$4,218	$5,782	$14,508
Amortization of discount	1,334	2,191	4,969

Net interest expense	$5,552	$7,973	$19,477

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

During 2011, $77.2 million of the 3.95% convertible senior unsecured notes were redeemed for cash in accordance with the provisions described above, and we paid our fixed-rate 7% unsecured notes in the amount of $117.7 million at maturity.

Various leases and properties, and current and future rentals from those lease and properties, collateralize certain debt. At December 31, 2011 and 2010, the carrying value of such property aggregated $1.7 billion and $1.8 billion, respectively.

Scheduled principal payments on our debt (excluding $166.5 million due under our revolving credit facilities, $21.0 million of certain capital leases, $10.8 million fair value of interest rate contracts, $2.3 million net premium/(discount) on debt, $10.1 million of non-cash debt-related items, and $74.1 million debt service guaranty liability) are due during the following years (in thousands):

2012	$495,226
2013	315,211
2014	473,968
2015	245,627
2016	231,661
2017	142,096
2018	64,441
2019	153,724
2020	3,746
2021	2,763
Thereafter (1)	118,575

Total	$2,247,038

(1)	Includes $54.1 million of our 3.95% convertible senior unsecured notes outstanding due 2026, which may be called by us at any time and have future put options in 2016 and 2021.

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We believe we were in compliance with our public debt and revolving credit facility covenants as of December 31, 2011.

Note 8.      Derivatives and Hedging

The fair value of all our interest rate contracts was reported as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount

Designated Hedges:
December 31, 2011	Other Assets, net	$10,816	Other Liabilities, net	$674
December 31, 2010	Other Assets, net	7,192	Other Liabilities, net	108

Cash Flow Hedges:

As of December 31, 2011 and 2010, respectively, we had three and two active interest rate contracts designated as cash flow hedges with an aggregate notional amount of $27.1 million and $11.8 million, respectively. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.

As of December 31, 2011 and 2010, the balance in accumulated other comprehensive loss relating to cash flow interest rate contracts was $10.0 million and $11.7 million, respectively, and will be reclassified to net interest expense as interest payments are made on our fixed-rate debt. Within the next 12 months, approximately $2.8 million of the balance in accumulated other comprehensive loss is expected to be amortized to net interest expense related to settled interest rate contracts.

Summary of cash flow interest rate contract hedging activity is as follows (in thousands):

Derivatives Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Year Ended December 31, 2011	$866	Interest expense, net	$(2,551)	Interest expense, net	$(12)

Year Ended December 31, 2010	$(96)	Interest expense, net	$(2,566)	Interest expense, net	$(27)

Year Ended December 31, 2009	$-	Interest expense, net	$(2,481)	Interest expense, net	$-

Fair Value Hedges:

As of December 31, 2011 and 2010, we had four interest rate contracts, maturing through October 2017, with an aggregate notional amount of $119.3 million and $120.4 million, respectively, that were designated as fair value hedges and convert fixed interest payments at rates from 4.2% to 7.5% to variable interest payments ranging from .5% to 4.4%. We have determined that our fair value hedges are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in interest rates.

A summary of the changes in fair value of our interest rate contracts is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Gain (Loss) Recognized in Income

Year Ended December 31, 2011:
Interest expense, net	$3,676	$(3,676)	$-

Year Ended December 31, 2010:
Interest expense, net	$17,511	$(16,547)	$964

Year Ended December 31, 2009:
Interest expense, net	$(6,659)	$6,659	$-

A summary of our fair value interest rate contract hedges impact on net income is as follows (in thousands):

Derivatives Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Year Ended December 31, 2011	Interest expense, net	$7,748		$-

Year Ended December 31, 2010	Interest expense, net	$24,483	Interest expense, net	$964

Year Ended December 31, 2009	Interest expense, net	$(4,528)		$-

Note 9.      Preferred Shares of Beneficial Interest

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

Currently, we do not anticipate redeeming the Series F, Series E or Series D Preferred Shares due to current market conditions; however, no assurance can be given that we will not redeem these shares if conditions change.

Note 10.      Common Shares of Beneficial Interest

The dividend rate per share for our common shares for each quarter of 2011 and 2010 was $.275 and $.260, respectively. Subsequent to December 31, 2011, our Board of Trust Managers approved an increase to our quarterly dividend rate to $.290 per share.

In May 2010, our shareholders approved an amendment to our declaration of trust increasing the number of our authorized common shares, $.03 par value per share, from 150.0 million to 275.0 million.

Note 11.      Noncontrolling Interests

The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009

Net income adjusted for noncontrolling interests	$15,621	$46,206	$171,102
Transfers from the noncontrolling interests:
Increase in equity for operating partnership units	-	746	14,251
Net increase (decrease) in equity for the acquisition of noncontrolling interests	1,668	(879)	-

Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$17,289	$46,073	$185,353

Note 12.      Leasing Operations

The terms of our leases range from less than one year for smaller tenant spaces to over 25 years for larger tenant spaces. In addition to minimum lease payments, most of the leases provide for contingent rentals (payments for real estate taxes, maintenance and insurance by lessees and an amount based on a percentage of the tenants’ sales).

Schedule of future minimum rental income from non-cancelable tenant leases, which does not include estimated contingent rentals, at December 31, 2011 are as follows (in thousands):

2012	$412,005
2013	354,930
2014	289,604
2015	228,718
2016	169,649
Thereafter	563,984

Total	$2,018,890

Contingent rentals for the year ended December 31, are as follows (in thousands):

2011	$112,414
2010	115,488
2009	119,485

Note 13.      Impairment

The following impairment charges were recorded on the following assets based on the difference between the carrying amount of the assets and the estimated fair value (see Note 24 for additional fair value information) (in thousands):

	Year Ended December 31,
	2011	2010	2009
Continuing operations:
Land held for development and undeveloped land (1)	$23,646	$2,827	$32,774
Property marketed for sale or sold (2)	14,599	2,350	2,209
Investments in real estate joint ventures and partnerships (3)	1,752	15,825	-
Tax increment revenue bonds and notes (4)	18,737	12,315	-

Total reported in continuing operations	58,734	33,317	34,983

Discontinued operations:
Property held for sale or sold	17,140	-	3,853

Total impairment charges	75,874	33,317	38,836

Other financial statement captions impacted by impairment:
Equity in loss of real estate joint ventures and partnerships, net	7,022	115	6,747
Net loss attributable to noncontrolling interests	(4,459)	-	(1,501)

Net impact of impairment charges	$78,437	$33,432	$44,082

(1)	These impairments were prompted by changes in management’s plans for these properties, recent comparable market transactions and/or a change in market conditions.
(2)

These charges resulted from changes in management’s plans for these properties, primarily the marketing of these properties for sale. Also included in this caption are impairments associated with dispositions that did not qualify to be reported in discontinued operations.

(3)

Amounts reported in 2011 relate to current market conditions. The amount reported in 2010 represents an impairment loss recognized in connection with the revaluation of our 50% equity interest in a development project in Sheridan, Colorado, as a result of our assumption of control of the project as of April 1, 2010. See Note 23 for additional information.

(4)

During 2011, the tax increment revenue bonds were remarketed by the Agency. All of the outstanding bonds were recalled, and new bonds were issued. We recorded an $18.7 million net credit loss on the exchange of bonds associated with our investment in the subordinated tax increment revenue bonds. In 2010, we wrote down the value of our subordinated tax increment revenue bonds and notes due to change in holding status of the bonds.

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

Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of depreciation, rental revenue, interest expense, compensation expense, impairment losses and gain from sales of property. As a result of these differences, the tax basis of our net fixed assets exceeds the book value by $37 million at December 31, 2011, and our book value of our net fixed assets exceeds the tax basis by $38 million at December 31, 2010.

The following table reconciles net income adjusted for noncontrolling interests to REIT taxable income (in thousands):

	$(33,185)	$(33,185)	$(33,185)
	Year Ended December 31,
	2011	2010	2009
Net income adjusted for noncontrolling interests	$15,621	$46,206	$171,102
Net loss of taxable REIT subsidiaries included above	32,043	22,450	8,966

Net income from REIT operations	47,664	68,656	180,068
Book depreciation and amortization including discontinued operations	157,290	151,108	151,888
Tax depreciation and amortization	(100,633)	(95,848)	(133,537)
Book/tax difference on gains/losses from capital transactions	(13,398)	1,233	(6,137)
Deferred/prepaid/above and below market rents, net	(13,088)	(5,076)	(12,489)
Impairment loss from REIT operations including discontinued operations	58,353	28,376	21,862
Other book/tax differences, net	(3,652)	(22,785)	28,097

REIT taxable income	132,536	125,664	229,752
Dividends paid deduction	(165,721)	(125,664)	(229,752)

Dividends paid in excess of taxable income	$(33,185)	$-	$-

The dividends paid deduction in 2010 and 2009 includes designated dividends of $3.8 million from 2011 and $61.2 million from 2010, respectively.

For federal income tax purposes, the cash dividends distributed to common shareholders are characterized as follows:

	100.0	100.0	100.0
	Year Ended December 31,
	2011	2010	2009
Ordinary income	100.0%	79.1%	68.1%
Capital gain distributions	0.0%	20.9%	31.9%

Total	100.0%	100.0%	100.0%

Our deferred tax assets and liabilities, including a valuation allowance, consisted of the following (in thousands):

	$11,885	$11,885
	December 31,
	2011	2010

Deferred tax assets:
Impairment loss (1)	$20,450	$13,584
Allowance on other assets	1,528	1,423
Interest expense	8,318	7,256
Net operating loss carryforward	4,870	4,684
Book-tax basis differential	1,132	524
Other	182	148

Total deferred tax assets	36,480	27,619
Valuation allowance (2)	(24,595)	(15,818)

Total deferred tax assets, net of allowance	$11,885	$11,801

Deferred tax liabilities:
Straight-line rentals	$1,612	$1,290
Book-tax basis differential	3,553	4,708
Other	1	-

Total deferred tax liabilities	$5,166	$5,998

(1)	Impairment losses will not be recognized until the related properties are sold and realization is dependent upon generating sufficient taxable income in the year the property is sold.
(2)

Management believes it is more likely than not that a portion of the deferred tax assets, which primarily consists of impairment losses, will not be realized and established a valuation allowance. However, the amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income are reduced.

We are subject to federal, state and local income taxes and have recorded an income tax (benefit) provision as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009

Federal income tax of taxable REIT subsidiaries (1)	$(916)	$(1,181)	$4,453
Texas franchise tax (2)	1,373	1,422	1,960

Total	$457	$241	$6,413

(1)	All periods presented are open for examination by the IRS.
(2)	For all periods presented, amounts include the effects that are reported in discontinued operations. See Note 15 for additional information.

Also, a current tax obligation of $1.5 million and $1.6 million has been recorded at December 31, 2011 and 2010, respectively, in association with these taxes.

Note 15.      Discontinued Operations

During 2011, we sold three industrial properties, of which two are located in Georgia and one in Texas, and eight shopping centers, of which five are located in Texas and one each in Florida, Kansas and North Carolina. We classified seven shopping centers with a net book value of $73.2 million as held for sale as of December 31, 2011, of which three are located in Texas and one each in Arizona, Florida, Illinois and North Carolina. During 2010, we sold a shopping center located in Texas. Included in the Consolidated Balance Sheet at December 31, 2010 were $169.5 million of property and $33.8 million of accumulated depreciation related to properties sold during 2011 and held for sale as of December 31, 2011.

The operating results of these properties have been reclassified and reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income as follows (in thousands):

	$5,842	$5,842	$5,842
	Year Ended December 31,
	2011	2010	2009

Revenues, net	$18,879	$19,614	$36,795

Depreciation and amortization	(4,308)	(5,214)	(9,340)
Operating expenses	(3,351)	(3,617)	(6,978)
Real estate taxes, net	(2,962)	(3,386)	(5,154)
Impairment loss	(17,140)	-	(3,853)
General and administrative	(9)	(7)	(9)
Interest, net	21	(642)	(1,624)
Interest and other income, net	-	-	3
Gain on acquisition (see Note 23)	4,559	-	-
Provision for income taxes	(62)	(61)	(144)

Operating (loss) income from discontinued operations	(4,373)	6,687	9,696

Gain on sale of property from discontinued operations	10,215	1,093	55,765

Income from discontinued operations	$5,842	$7,780	$65,461

We do not allocate other consolidated interest to discontinued operations because the interest savings to be realized from the proceeds of the sale of these operations is not material.

Note 16.      Cash Flow Information

Non-cash investing and financing activities are summarized as follows (in thousands):

	$14,251	$14,251	$14,251
	Year Ended December 31,
	2011	2010	2009
Exchange of interests in real estate joint ventures and partnerships for common shares	$-	$746	$14,251
Accrued property construction costs	7,535	6,878	10,677
Increase (decrease) in equity for the acquisition of noncontrolling interests in consolidated real estate joint ventures	1,668	(879)	-
Reduction of debt service guaranty liability (see Note 7)	(22,925)	-	-
Reduction of real estate joint ventures and partnerships - investments and contingent liability associated with a lawsuit (see Note 21)	-	-	(41,000)
Consolidation of joint ventures (see Note 23):
Increase in other assets	-	148,255	-
Decrease in notes receivable from real estate joint ventures and partnerships	(21,872)	(123,912)	-
Increase in debt, net	-	101,741	-
Increase in property, net	32,307	32,940	-
Decrease in real estate joint ventures and partnerships - investments	(10,092)	-	-
Decrease in other liabilities, net	-	(21,858)	-
Decrease in noncontrolling interests	-	(18,573)	-
Property acquisitions and investments in unconsolidated real estate joint ventures:
Increase in debt, net	-	27,302	-
Increase in property, net	4,749	18,376	-
Increase in real estate joint ventures and partnerships - investments	490	-	-
Increase in restricted deposits and mortgage escrows	-	498	-
Increase in other, net	87	302	-
Increase in noncontrolling interests	9,949	-	-
Sale of property and property interest:
Decrease in debt, net due to debt assumption	-	(28,129)	(9,056)
Decrease in property, net	-	(37,969)	(28,195)
Increase in real estate joint ventures and partnerships - investments	-	9,840	19,139

Note 17.      Earnings Per Share

Earnings per common share – basic is computed using net (loss) income attributable to common shareholders and the weighted average number of shares outstanding. Earnings per common share – diluted include the effect of potentially dilutive securities. (Loss) income from continuing operations attributable to common shareholders includes gain on sale of property in accordance with SEC guidelines. Earnings per common share – basic and diluted components for the periods indicated are as follows (in thousands):

	$(25,697)	$(25,697)	$(25,697)
	Year Ended December 31,
	2011	2010	2009

Numerator:
Continuing Operations:
Income from continuing operations	$9,160	$41,453	$84,549
Gain on sale of property	1,737	2,005	25,266
Net income attributable to noncontrolling interests	(1,118)	(5,032)	(4,174)
Preferred share dividends	(35,476)	(35,476)	(35,476)

(Loss) income from continuing operations attributable to common shareholders – basic and diluted	$(25,697)	$2,950	$70,165

Discontinued Operations:
Income from discontinued operations attributable to common shareholders – basic and diluted	$5,842	$7,780	$65,461

Denominator:
Weighted average shares outstanding – basic	120,331	119,935	109,546
Effect of dilutive securities:
Share options and awards	-	845	632

Weighted average shares outstanding – diluted	120,331	120,780	110,178

Anti-dilutive securities of our common shares, which are excluded from the calculation of net (loss) income per common share – diluted are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009

Share options (1)	3,158	3,537	3,120
Operating partnership units	1,617	1,662	2,040
Share options and awards	894	-	-

Total anti-dilutive securities	5,669	5,199	5,160

(1)	Exclusion results as exercise prices were greater than the average market price for each respective period.

Note 18.      Share Options and Awards

In April 2011, our Long-Term Incentive Plan for the issuance of options and share awards expired, and issued options of 3.6 million remain outstanding as of December 31, 2011.

In May 2010, our shareholders approved the adoption of the Amended and Restated 2010 Long-Term Incentive Plan, under which 3.0 million of our common shares were reserved for issuance, and options and share awards of 2.1 million are available for future grant at December 31, 2011. This plan expires in May 2020.

The fair value of share options and restricted shares is estimated on the date of grant using the Black-Scholes option pricing method based on the expected weighted average assumptions in the following table. The fair value and weighted average assumptions are as follows:

	Year Ended December 31,
	2011	2010	2009
Fair value per share option	$5.68	$5.42	$1.99
Dividend yield	5.3%	5.3%	5.2%
Expected volatility	39.6%	38.8%	31.3%
Expected life (in years)	6.2	6.2	6.2
Risk-free interest rate	2.4%	2.9%	1.7%

Compensation expense, net of forfeitures, associated with share options and restricted shares totaled $6.4 million in 2011, $4.9 million in 2010 and $4.2 million in 2009, respectively, of which $1.5 million in 2011 and $1.2 million in both 2010 and 2009 was capitalized.

Following is a summary of the option activity for the three years ended December 31, 2011:

	Shares Under Option	Weighted Average Exercise Price
Outstanding, January 1, 2009	3,317,655	$32.96
Granted	1,182,252	11.85
Forfeited or expired	(54,364)	26.90
Exercised	(9,400)	18.05

Outstanding, December 31, 2009	4,436,143	27.44
Granted	504,781	22.68
Forfeited or expired	(22,973)	21.29
Exercised	(303,679)	17.32

Outstanding, December 31, 2010	4,614,272	27.62
Granted	483,459	24.87
Forfeited or expired	(230,232)	22.81
Exercised	(259,796)	18.34

Outstanding, December 31, 2011	4,607,703	$28.09

The total intrinsic value of options exercised was $1.9 million in 2011, $1.8 million in 2010 and $.02 million in 2009. As of both December 31, 2011 and 2010, there was approximately $3.8 million, of total unrecognized compensation cost related to unvested share options, which is expected to be amortized over a weighted average of 2.4 years and 2.5 years, respectively.

The following table summarizes information about share options outstanding and exercisable at December 31, 2011:

Range of Exercise Prices	Outstanding				Exercisable
	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)

$11.85 - $17.78	960,267	7.2 years	$11.85		429,660	$11.85	7.2 years

$17.79 - $26.69	1,275,554	6.8 years	$23.96		426,128	$24.09	2.8 years

$26.70 - $40.05	1,898,161	4.2 years	$34.26		1,640,041	$34.58	3.9 years

$40.06 - $49.62	473,721	4.9 years	$47.46		473,499	$47.46	4.9 years

Total	4,607,703	5.6 years	$28.09	$-	2,969,328	$31.84	4.4 years	$-

A summary of the status of unvested restricted shares for the year ended December 31, 2011 is as follows:

	Unvested Restricted Share Awards	Weighted Average Grant Date Fair Value

Outstanding, January 1, 2011	396,797	$19.32
Granted	161,380	24.81
Vested	(132,839)	22.40
Forfeited	(18,010)	20.58

Outstanding, December 31, 2011	407,328	$20.43

As of December 31, 2011 and 2010, there was approximately $5.0 million and $5.1 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 2.3 years and 2.8 years, respectively.

Note 19.      Employee Benefit Plans

Effective April 1, 2002, we converted a noncontributory pension plan to a noncontributory cash balance retirement plan under which each participant received an actuarially determined opening balance. Certain participants were grandfathered under the prior pension plan formula. In addition to this plan, effective September 1, 2002, we established two separate and independent nonqualified supplemental retirement plans for certain employees.

The estimated net loss, prior service cost, and transition obligation that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $1,545,000, ($117,000) and zero, respectively.

The following tables summarize changes in the benefit obligation, the plan assets and the funded status of our pension plans as well as the components of net periodic benefit costs, including key assumptions (in thousands). The measurement dates for plan assets and obligations were December 31, 2011 and 2010.

	December 31,
	2011	2010
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$57,875	$51,333
Service cost	3,335	3,325
Interest cost	3,454	3,212
Actuarial loss	5,576	1,769
Benefit payments	(1,850)	(1,764)

Benefit obligation at end of year	$68,390	$57,875

Change in Plan Assets:
Fair value of plan assets at beginning of year	$27,026	$23,509
Actual return on plan assets	(429)	2,600
Employer contributions	2,902	2,681
Benefit payments	(1,850)	(1,764)

Fair value of plan assets at end of year	$27,649	$27,026

Unfunded Status at End of Year:
Retirement Plan (included in accounts payable and accrued expenses)	$11,247	$4,517
SRP (included in other net liabilities)	29,494	26,332

Total unfunded	$40,741	$30,849

Accumulated benefit obligation	$68,075	$57,418

Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$17,844	$10,296
Prior service credit	(117)	(235)

Total amount recognized	$17,727	$10,061

The following is the required information for other changes in plan assets and benefit obligations recognized in other comprehensive income (in thousands):

	Year Ended December 31,
	2011	2010	2009

Net loss (gain)	$8,234	$1,132	$(2,407)
Amortization of net loss	(685)	(744)	(947)
Amortization of prior service cost	117	117	117

Total recognized in other comprehensive income	$7,666	$505	$(3,237)

Total recognized in net periodic benefit costs and other comprehensive income	$12,794	$5,704	$2,705

The following is the required information for plans with an accumulated benefit obligation in excess of plan assets (in thousands):

	December 31,
	2011	2010

Projected benefit obligation	$68,390	$57,875
Accumulated benefit obligation	68,075	57,418
Fair value of plan assets	27,649	27,026

The components of net periodic benefit cost for both plans are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009

Service cost	$3,335	$3,325	$3,571
Interest cost	3,454	3,212	2,931
Expected return on plan assets	(2,229)	(1,965)	(1,391)
Prior service cost	(117)	(117)	(117)
Recognized loss	685	744	947

Total	$5,128	$5,199	$5,941

The assumptions used to develop periodic expense for both plans are shown below:

	Year Ended December 31,
	2011	2010	2009

Discount rate – Retirement Plan	5.30%	5.82%	6.00%
Salary scale increases – Retirement Plan	4.00%	4.00%	4.00%
Salary scale increases – SRP	5.00%	5.00%	5.00%
Long-term rate of return on assets – Retirement Plan	8.00%	8.00%	8.00%

The selection of the discount rate is made annually after comparison to yields based on high quality fixed-income investments. The salary scale is the composite rate which reflects anticipated inflation, merit increases, and promotions for the group of covered participants. The long-term rate of return is a composite rate for the trust. It is derived as the sum of the percentages invested in each principal asset class included in the portfolio multiplied by their respective expected rates of return. We considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This analysis resulted in the selection of 8.00% as the long-term rate of return assumption for 2011.

The assumptions used to develop the actuarial present value of the benefit obligations for both plans are shown below:

	Year Ended December 31,
	2011	2010	2009

Discount rate – Retirement Plan	4.19%	5.30%	5.82%
Salary scale increases – Retirement Plan	3.50%	4.00%	4.00%
Salary scale increases – SRP	5.00%	5.00%	5.00%

The expected contribution to be paid for the Retirement Plan by us during 2012 is approximately $2.5 million. The expected benefit payments for the next 10 years for both plans are as follows (in thousands):

2012	$4,218
2013	2,096
2014	2,689
2015	4,744
2016	3,028
2017-2021	54,910

The participant data used in determining the liabilities and costs for the Retirement Plan was collected as of January 1, 2011, and no significant changes have occurred through December 31, 2011. The participant data used in determining the liabilities and costs for the SRP was collected as of December 31, 2011.

At December 31, 2011, our investment asset allocation compared to our benchmarking allocation model for our plan assets was as follows:

	Portfolio	Benchmark
Cash	8%	5%
U.S. Stocks	43%	52%
Non-U.S. Stocks	16%	9%
Bonds	32%	34%
Other	1%	-

Total	100%	100%

The fair value of plan assets was determined based on publicly quoted market prices for identical assets, which are classified as Level 1 observable inputs. The allocation of the fair value of plan assets was as follows:

	December 31,
	2011	2010
Cash and short-term investments	3%	3%
Large company funds	21%	20%
Mid company funds	7%	7%
Small company funds	4%	5%
International funds	15%	17%
Fixed income funds	36%	34%
Growth funds	14%	14%

Total	100%	100%

Concentrations of risk within our equity portfolio are investments classified within the following sectors: technology, industrial, financial services, consumer cyclical goods and healthcare, which represents approximately 17%, 14%, 14%, 13% and 12% of total equity investments, respectively.

Note 20.      Related Parties

Through our management activities and transactions with our real estate joint ventures and partnerships, we had net accounts receivable of $2.2 million and $2.7 million outstanding as of December 31, 2011 and 2010, respectively. We also had accounts payable and accrued expenses of $8.2 million and $9.6 million outstanding as of December 31, 2011 and 2010, respectively. For the year ended December 31, 2011, 2010 and 2009, we recorded joint venture fee income of $6.0 million, $5.8 million and $5.7 million, respectively.

In August 2011, we entered into a purchase agreement to sell our 47.8% unconsolidated joint venture interest in a Colorado development project to our partner with gross sales proceeds totaling $29.1 million, which includes the assumption of our share of debt. In February 2012, we assigned this interest to our partner, which will generate an estimated gain $3.5 million.

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

Note 21.      Commitments and Contingencies

We are primarily engaged in the operation of shopping centers, which are either owned or, with respect to certain shopping centers, operated under long-term ground leases. These ground leases expire at various dates through 2069, with renewal options. Space in our shopping centers is leased to tenants pursuant to agreements that provide for terms ranging generally from one year to 25 years and, in some cases, for annual rentals subject to upward adjustments based on operating expense levels, sales volume, or contractual increases as defined in the lease agreements.

Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which we are the lessee, principally for shopping center ground leases, for the subsequent five years and thereafter ending December 31, are as follows (in thousands):

2012	$3,569
2013	3,519
2014	3,183
2015	2,956
2016	2,623
Thereafter	121,295

Total	$137,145

Rental expense for operating leases was, in millions: $5.4 in 2011; $5.3 in 2010 and $5.0 in 2009.

The scheduled future minimum revenues under subleases, applicable to the ground lease rentals above, under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for the subsequent five years and thereafter ending December 31, are as follows (in thousands):

2012	$38,282
2013	34,673
2014	28,723
2015	22,891
2016	19,623
Thereafter	79,321

Total	$223,513

Property under capital leases that is included in buildings and improvements consisted of two shopping centers totaling $16.8 million at December 31, 2011 and 2010. Amortization of property under capital leases is included in depreciation and amortization expense, and the balance of accumulated depreciation associated with these capital leases at December 31, 2011 and 2010 was $10.6 million and $9.8 million, respectively. Future minimum lease payments under these capital leases total $33.8 million of which $12.8 million represents interest. Accordingly, the present value of the net minimum lease payments was $21.0 million at December 31, 2011.

The annual future minimum lease payments under capital leases as of December 31, 2011 are as follows (in thousands):

2012	$1,763
2013	1,816
2014	1,825
2015	1,834
2016	1,843
Thereafter	24,714

Total	$33,795

As of December 31, 2011, we participate in four real estate ventures structured as DownREIT partnerships that have properties in Arkansas, California, North Carolina, Texas and Utah. As a general partner, we have operating and financial control over these ventures and consolidate them in our consolidated financial statements. These ventures allow the outside limited partners to exchange their interest in the partnership for our common shares or an equivalent amount in cash. We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. In 2010, we issued common shares valued at $.7 million in exchange for certain of these interests. No common shares were issued in exchange for any of these interests in 2011. The aggregate redemption value of these interests was approximately $35 million and $39 million as of December 31, 2011 and 2010, respectively.

In January 2007, we acquired two retail properties in Arizona. This purchase transaction included an earnout provision of approximately $29 million that was contingent upon the subsequent development of space by the property seller. This contingency agreement expired in July 2010, of which we have paid $18.9 million since inception through the final settlement in January 2011. Amounts paid under this earnout provision were treated as additional purchase price and capitalized to the related property.

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

We have entered into commitments aggregating $86.1 million comprised principally of construction contracts which are generally due in 12 to 36 months.

We are also involved in various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, any additional liability, if any, will not have a material effect on our consolidated financial statements.

Note 22.      Variable Interest Entities

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

A summary of our consolidated VIEs is as follows (in thousands):

	December 31,
	2011	2010

Maximum Risk of Loss (1)	$138,176	$157,353
Assets held by VIEs	309,387	280,285
Assets held as collateral for debt	250,105	253,617

(1)	The maximum risk of loss has been determined to be limited to our guaranties of debt for each real estate joint venture.

Restrictions on the use of these assets are significant because they are collateral for the VIEs’ debt, and we would generally be required to obtain our partners’ approval in accordance with the joint venture agreements for any major transactions. Transactions with these joint ventures on our consolidated financial statements have been limited to changes in noncontrolling interests and reductions in debt from our partners’ contributions. We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required including operating cash shortfalls and unplanned capital expenditures. We have not provided any additional support to the VIEs as of December 31, 2011.

Unconsolidated VIEs:

At December 31, 2011, three unconsolidated real estate joint ventures were determined to be VIEs. Two unconsolidated real estate joint ventures were determined to be VIEs through the issuance of secured loans, of which $21.4 million of debt associated with a tenancy-in-common arrangement is recorded in our Consolidated Balance Sheet, since the lenders have the ability to make decisions that could have a significant impact on the success of the entities. In addition, we have another unconsolidated real estate joint venture with an interest in an entity, which is deemed to be a VIE since the unconsolidated joint venture provided a guaranty for the entity’s debt. A summary of our unconsolidated VIEs is as follows (in thousands):

	December 31,
	2011	2010

Investment in Real Estate Joint Ventures and Partnerships, net (1)	$30,377	$11,581
Maximum Risk of Loss (2)	75,274	56,448

(1)	The carrying amount of the investments represents our contributions to the real estate joint ventures net of any distributions made and our portion of the equity in earnings of the joint ventures.
(2)	The maximum risk of loss has been determined to be limited to our debt exposure for each real estate joint venture.

We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls and unplanned capital expenditures, under which additional contributions may be required.

Note 23.      Business Combinations

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

Accordingly, the assets and liabilities of these transactions were recorded in our consolidated balance sheet at their estimated fair values as of their respective effective date, with any applicable partner’s share of the resulting net change included in noncontrolling interests. Fair value of assets acquired, liabilities assumed and equity interests was estimated using market-based measurements, including cash flow and other valuation techniques. The fair value measurement is based on both significant inputs for similar assets and liabilities in comparable markets and significant inputs that are not observable in the markets in accordance with our fair value measurements accounting policy. Key assumptions include third-party broker valuation estimates, discount rate of 8% as of April 13, 2011, and discount rates ranging from 8% to 17% as of April 1, 2010, a terminal capitalization rate for similar properties, and factors that we believe market participants would consider in estimating fair value. The results of these transactions are included in our Consolidated Statements of Operations and Comprehensive Income beginning April 13, 2011 and April 1, 2010, respectively.

The following table summarizes the transactions related to the business combinations, including the assets acquired and liabilities assumed as indicated (in thousands):

	Palm Coast April 13, 2011		Sheridan April 1, 2010

Fair value of our equity interests before business combinations	$7,578		$(21,858)

Fair value of consideration transferred	$11,462	(1)	$-

Amounts recognized for assets and liabilities assumed:
Assets:
Property	$32,807		$32,940
Unamortized debt and lease costs	2,421		5,182
Accrued rent and accounts receivable	211		213
Cash and cash equivalents	1,402		1,522
Other, net	694		151,464	(2)
Liabilities:
Debt, net	-		(101,741)	(3)
Accounts payable and accrued expenses	(137)		(647)
Other, net	(318)		(1,334)

Total net assets	$37,080		$87,599

Noncontrolling interests of the real estate joint ventures	$-		$(18,573)

(1)	Consideration included $.5 million of cash and $11.0 million in debt settlement.
(2)	Included primarily a $97.0 million debt service guaranty asset, tax increment revenue bonds of $51.3 million and intangible and other assets.
(3)	Excluded the effect of $123.9 million in intercompany debt that is eliminated upon consolidation.

As a result of the Palm Coast acquisition, we recognized a gain of $4.6 million which is attributable to the realization upon consolidation of our preferred return on equity. For the year ended December 31, 2011, this gain is included in discontinued operations in the Consolidated Statements of Operations and Comprehensive Income as the property had been sold as of December 31, 2011. Additionally, as a result of our Sheridan business combination, we recognized an impairment loss of $15.8 million as a result of revaluing our 50% equity interest held in the real estate joint ventures before the business combinations, which is reported as an impairment loss in the Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2010.

The following table summarizes the impact to revenues and net (loss) income attributable to common shareholders from our business combinations as follows (in thousands):

	Year Ended December 31,
	2011	2010
Palm Coast:
Increase in revenues	$2,164
Decrease in net income attributable to common shareholders	(510)

Sheridan:
Increase in revenues		$1,646
Decrease in net income attributable to common shareholders		(2,501)

The following table summarizes the pro forma impact of the real estate joint ventures as if Palm Coast and Sheridan had been consolidated on January 1, 2009, the earliest year presented, as follows (in thousands, except per share amounts):

	Pro Forma 2011(1)	Pro Forma 2010(1)	Pro Forma 2009(1)
Revenues	$542,475	$538,955	$556,717
Net income	16,674	50,675	169,224
Net (loss) income attributable to common shareholders	(19,920)	10,482	134,898
Earnings per share – basic	(0.17)	0.09	1.23
Earnings per share – diluted	(0.17)	0.09	1.22

(1)	There are no non-recurring pro forma adjustments included within or excluded from the amounts in the preceding table.

Note 24.      Fair Value Measurements

Recurring Fair Value Measurements:

Investments Held in Grantor Trusts

These assets are valued based on publicly quoted market prices for identical assets.

Tax Increment Revenue Bonds

These assets represent tax increment revenue bonds which were issued by the Agency in connection with our investment in a development project in Sheridan, Colorado. The senior tax increment revenue bonds were valued based on quoted prices for similar assets in an active market. As a result, we have determined that the senior tax increment revenue bonds are classified within Level 2 of the fair value hierarchy. The valuation of our subordinated tax increment revenue bonds was determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis based on the expected future sales tax revenues of the development project. This analysis reflected the contractual terms of the bonds, including the period to maturity, and used observable market-based inputs, such as market discount rates and unobservable market-based inputs, such as future growth and inflation rates. Since the majority of our inputs were unobservable, we have determined that the subordinate tax increment revenue bonds fall within the Level 3 classification of the fair value hierarchy. At December 31, 2010, the carrying value of these bonds was equal to its fair value. During 2011, these bonds were recalled by the Agency.

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

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	December 31, 2011	December 31, 2011	December 31, 2011	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2011
Assets:
Investments in grantor trusts	$14,693			$14,693
Derivative instruments:
Interest rate contracts		$10,816		10,816

Total	$14,693	$10,816	$-	$25,509

Liabilities:
Derivative instruments:
Interest rate contracts		$674		$674
Deferred compensation plan obligations	$14,693			14,693

Total	$14,693	$674	$-	$15,367

	December 31, 2011	December 31, 2011	December 31, 2011	December 31, 2011
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2010
Assets:
Investments in grantor trusts	$15,055			$15,055
Tax increment revenue bonds		$51,255	$10,700	61,955
Derivative instruments:
Interest rate contracts		7,192		7,192

Total	$15,055	$58,447	$10,700	$84,202

Liabilities:
Derivative instruments:
Interest rate contracts		$108		$108
Deferred compensation plan obligations	$15,055			15,055

Total	$15,055	$108	$-	$15,163

A reconciliation of the outstanding balance of the subordinate tax increment revenue bonds using significant unobservable inputs (Level 3) is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Outstanding, January 1, 2010	$-
Additions (1)	22,417
Loss included in earnings (2)	(11,717)

Outstanding, December 31, 2010	10,700
Settlement of recalled bonds (3)	(10,700)

Outstanding, December 31, 2011	$-

(1)	Additions represent an investment including accrued interest in subordinate tax increment revenue bonds that was classified as available for sale on December 31, 2010.
(2)	Represents the change in net unrealized losses recognized in impairment loss in the Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2010.
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

Subordinate Tax Increment Revenue Bonds Impairment

Investments in tax increment revenue bonds and tax increment revenue notes are reviewed for impairment if changes in circumstances or forecasts indicate that the carrying amount may not be recoverable, and in the case of the bonds, if it is uncertain if the investment will be held to maturity. In such an event, a comparison is made of the projected recoverability of cash flows from the tax increment revenue bonds and note to the carrying amount of each investment. If we conclude that an impairment may have occurred, fair values are determined by management utilizing third-party sales revenue projections until the maturity of the bonds and notes and discounted cash flow models.

Assets measured at fair value on a nonrecurring basis at December 31, 2011, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	000000000	000000000	000000000	000000000	000000000
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Gains (Losses) (1)
Property		$389	$98,207	$98,596	$(36,907)
Property held for sale		43,657	1,500	45,157	(13,799)
Investment in real estate joint ventures and partnerships			6,311	6,311	(1,752)
Subordinate tax increment revenue bonds			26,723	26,723	(18,737)

Total	$-	$44,046	$132,741	$176,787	$(71,195)

(1)	Total gains (losses) exclude impairments on disposed assets.

In accordance with our policy of evaluating and recording impairments on the disposal of long-lived assets, property with a carrying amount of $135.5 million was written down to a fair value of $98.6 million, resulting in a loss of $36.9 million, which was included in earnings for the period. Management’s estimate of the fair value of these properties was determined using the expected sales price of an executed agreement for the Level 2 input and using third party broker valuations, bona fide purchase offers, cash flow models and discount rates ranging from 8% to 13% for the Level 3 inputs.

Property held for sale with a carrying amount of $57.0 million was written down to a fair value of $45.2 million less costs to sell of $2.0 million, resulting in a loss of $13.8 million, which was included in discontinued operations in the Consolidated Statements of Operations and Comprehensive Income for the period. Management’s estimate of the fair value of these properties was determined using the expected sales price of executed agreements for the Level 2 inputs and a cash flow model using a discount rate of 10% for the Level 3 input.

Our net investment in real estate joint ventures and partnerships with a carrying amount of $8.1 million was written down to a fair value of $6.3 million, resulting in a loss of $1.8 million, which was included in earnings for the period. Management’s estimate of the fair value of these investments was determined using the life and other terms of the investment, our partner’s financial condition, cash flow models and market capitalization rates ranging from 7% to 9% for the Level 3 inputs.

A net credit loss on the exchange of bonds of $18.7 million was recognized upon the recall and replacement of our investment in tax increment revenue bonds by the Agency in April 2011. The exchange transaction resulted in us receiving approximately $16.5 million in cash proceeds and $57.7 million in new subordinated bonds replacing the face value of our $51.3 million of senior bonds and $22.4 million of subordinate bonds, which had been previously written down to a fair value of $10.7 million. The carrying value of the $57.7 million subordinated bonds received in the exchange were written down to their fair value of $26.7 million, of which a loss of $11.7 million was previously recognized in December 2010. The net credit loss resulted as management did not expect to recover the par value of the bonds based upon changes in terms of the bonds and future sales tax revenue projections of the development project through their maturity. Management’s estimates of the fair value of these investments were determined using third-party sales revenue projections, future growth rates ranging from 1% to 4% and inflation rates ranging from 1% to 2% for the Level 3 inputs.

Assets measured at fair value on a nonrecurring basis at December 31, 2010, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	0000000000000000	0000000000000000	0000000000000000	0000000000000000	0000000000000000
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Gains (Losses) (1)
Property			$2,325	$2,325	$(2,827)
Subordinate tax increment revenue bonds			10,700	10,700	(11,717)
Subordinate tax increment revenue note					(598)

Total	$-	$-	$13,025	$13,025	$(15,142)

(1)	Total gains (losses) exclude impairments on disposed assets.

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

Notes Receivable from Real Estate Joint Ventures and Partnerships

We estimated the fair value of our notes receivable from real estate joint ventures and partnerships based on quoted market prices for publicly-traded notes and on the discounted estimated future cash receipts. The discount rates used approximate current lending rates for a note or groups of notes with similar maturities and credit quality, assumes the note is outstanding through maturity and considers the note’s collateral (if applicable). We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

Schedule of the fair value of our notes is as follows (in thousands):

	000000000000000	000000000000000
	December 31,
	2011	2010

Carrying value	$149,204	$184,788
Fair value	153,532	187,959

Tax Increment Revenue Bonds

We estimated the fair value of our held to maturity subordinated tax increment revenue bonds, which were issued by the Agency in connection with our investment in a development project in Sheridan, Colorado, based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis based on the expected future sales tax revenues of the development project. This analysis reflects the contractual terms of the bonds, including the period to maturity, and uses observable market-based inputs, such as market discount rates and unobservable market-based inputs, such as future growth and inflation rates. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. At December 31, 2011, the carrying value of these bonds was $26.5 million, which approximates its fair value. No such bonds were held to maturity at December 31, 2010.

A reconciliation of the credit loss recognized on our subordinated tax increment revenue bonds at December 31, 2011 is as follows (in thousands):

Credit Loss Recognized
Beginning balance, January 1, 2011	$11,717
Additions	19,305

Ending balance, December 31, 2011	$31,022

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

Schedule of the fair value of our debt is as follows (in thousands):

	0000000000000000	0000000000000000
	December 31,
	2011	2010
Fixed-rate debt:
Carrying value	$2,014,834	$2,349,802
Fair value	2,054,670	2,393,471

Variable-rate debt:
Carrying value	$517,003	$239,646
Fair value	531,353	252,207

Note 25.      Segment Information

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

The shopping center segment is engaged in the acquisition, development and management of real estate, primarily anchored neighborhood and community shopping centers located in Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Maine, Missouri, Nevada, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Utah, Virginia and Washington. The customer base includes supermarkets, discount retailers, drugstores and other retailers who generally sell basic necessity-type commodities. The industrial segment is engaged in the acquisition, development and management of bulk warehouses and office/service centers. Its properties are located in California, Florida, Georgia, Tennessee, Texas and Virginia, and the customer base is diverse. Included in “Other” are corporate-related items, insignificant operations and costs that are not allocated to the reportable segments.

Information concerning our reportable segments is as follows (in thousands):

	000000000000000	000000000000000	000000000000000	000000000000000
	Shopping Center	Industrial	Other	Total

Year Ended December 31, 2011:
Revenues	$481,734	$49,237	$10,590	$541,561
Net Operating Income	340,784	33,201	1,676	375,661
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	7,259	806	(231)	7,834
Capital Expenditures	166,067	8,908	5,981	180,956

Year Ended December 31, 2010:
Revenues	$475,745	$50,523	$8,816	$535,084
Net Operating Income	336,114	34,676	619	371,409
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	12,222	1,053	(386)	12,889
Capital Expenditures	144,196	23,892	27,411	195,499

Year Ended December 31, 2009:
Revenues	$492,875	$51,854	$7,497	$552,226
Net Operating Income (Loss)	349,930	36,008	(598)	385,340
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	4,949	967	(368)	5,548
Capital Expenditures	84,252	9,388	3,917	97,557

As of December 31, 2011:
Investment in Real Estate Joint Ventures and Partnerships, net	$305,876	$35,732	$-	$341,608
Total Assets	3,336,507	344,559	907,160	4,588,226

As of December 31, 2010:
Investment in Real Estate Joint Ventures and Partnerships, net	$309,171	$38,355	$-	$347,526
Total Assets	3,469,694	363,153	975,008	4,807,855

Segment net operating income reconciles to income from continuing operations as shown on the Consolidated Statements of Operations and Comprehensive Income as follows (in thousands):

	000000000000000	000000000000000	000000000000000
	Year Ended December 31,
	2011	2010	2009
Total Segment Net Operating Income	$375,661	$371,409	$385,340
Depreciation and Amortization	(152,983)	(145,893)	(142,549)
Impairment Loss	(58,734)	(33,317)	(34,983)
General and Administrative	(25,528)	(24,993)	(25,921)
Interest Expense, net	(141,757)	(148,152)	(152,041)
Interest and Other Income, net	5,062	9,825	11,425
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	7,834	12,889	5,548
(Loss) Gain on Redemption of Convertible Senior Unsecured Notes	-	(135)	25,311
Gain on Land and Merchant Development Sales	-	-	18,688
Provision for Income Taxes	(395)	(180)	(6,269)

Income from Continuing Operations	$9,160	$41,453	$84,549

Note 26.      Quarterly Financial Data (Unaudited)

Summarized quarterly financial data is as follows (in thousands):

	000000000000000	000000000000000	000000000000000		000000000000000
	First	Second	Third		Fourth
2011:
Revenues (1)	$130,469	$136,638	$138,544		$135,910
Net income (loss) attributable to common shareholders	7,227	(7,166) (2)	(42,089	) (2)	22,173 (3)
Earnings per common share – basic	0.06	(0.06) (2)	(0.35	) (2)	0.18 (3)
Earnings per common share – diluted	0.06	(0.06) (2)	(0.35	) (2)	0.18 (3)

2010:
Revenues (1)	$132,216	$133,912	$134,128		$134,828
Net income (loss) attributable to common shareholders	10,239	(5,566) (2)	8,660		(2,603) (2)
Earnings per common share – basic	0.09	(0.05) (2)	0.07		(0.02) (2)
Earnings per common share – diluted	0.08	(0.05) (2)	0.07		(0.02) (2)

(1)	Revenues from the sale of operating properties have been reclassified and reported in discontinued operations for all periods presented.
(2)	The quarter results include significant impairment charges.
(3)	The quarter results include significant gains on the sale of properties.

* * * * *

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2011. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011.

There has been no change to our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Weingarten Realty Investors and its subsidiaries (“WRI”) maintain a system of internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, which is a process designed under the supervision of WRI’s principal executive officer and principal financial officer and effected by WRI’s Board of Trust Managers, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

WRI’s internal control over financial reporting includes those policies and procedures that:

¡ Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of WRI’s assets;

¡ Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of WRI are being made only in accordance with authorizations of management and trust managers of WRI; and

¡ Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of WRI’s assets that could have a material effect on the financial statements.

WRI’s management has responsibility for establishing and maintaining adequate internal control over financial reporting for WRI. Management, with the participation of WRI’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WRI’s internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on their evaluation of WRI’s internal control over financial reporting, WRI’s management along with the Chief Executive Officer and Chief Financial Officer believe that WRI’s internal control over financial reporting is effective as of December 31, 2011.

Deloitte & Touche LLP, WRI’s independent registered public accounting firm that audited the consolidated financial statements and financial statement schedules included in this Form 10-K, has issued an attestation report on the effectiveness of WRI’s internal control over financial reporting.

February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trust Managers and Shareholders of

Weingarten Realty Investors

Houston, Texas

We have audited the internal control over financial reporting of Weingarten Realty Investors and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of trust managers, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trust managers of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011, of the Company and our report dated February 29, 2012, expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Houston, Texas

February 29, 2012

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Trust Managers, Executive Officers and Corporate Governance

Information with respect to our trust managers and executive officers is incorporated herein by reference to the “Proposal One - Election of Trust Managers - Nominees,” “Executive Officers” and “Share Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2012.

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

Governance Guidelines

We have adopted Governance Guidelines, which are available on our website at www.weingarten.com. Shareholders may request a free copy of the Governance Guidelines from the address and phone number set forth above under “Code of Conduct and Ethics.”

ITEM 11.	Executive Compensation

Information with respect to executive compensation is incorporated herein by reference to the “Executive Compensation,” “Proposal One - Election of Trust Managers,” “Compensation Committee Report,” “Summary Compensation Table” and “Trust Manager Compensation Table” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2012.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The “Share Ownership of Certain Beneficial Owners and Management” section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2012 is incorporated herein by reference.

The following table summarizes the equity compensation plans under which our common shares of beneficial interest may be issued as of December 31, 2011:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance

Equity compensation plans approved by shareholders	4,607,703	$28.09	2,144,215

Equity compensation plans not approved by shareholders	—	—	—

Total	4,607,703	$28.09	2,144,215

ITEM 13.	Certain Relationships and Related Transactions, and Trust Manager Independence

The “Governance of Our Company,” “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2012 are incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The “Independent Registered Public Accounting Firm Fees” section within “Proposal Two – Ratification of Independent Registered Public Accounting Firm” of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2012 is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

(b)		Exhibits:
3.1	—	Restated Declaration of Trust (filed as Exhibit 3.1 to WRI’s Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.2	—	Amendment of the Restated Declaration of Trust (filed as Exhibit 3.2 to WRI’s Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.3	—	Second Amendment of the Restated Declaration of Trust (filed as Exhibit 3.3 to WRI’s Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.4	—	Third Amendment of the Restated Declaration of Trust (filed as Exhibit 3.4 to WRI’s Form 8-A dated January 19, 1999 and incorporated herein by reference).
3.5	—

Fourth Amendment of the Restated Declaration of Trust dated April 28, 1999 (filed as Exhibit 3.5 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

3.6	—

Fifth Amendment of the Restated Declaration of Trust dated April 20, 2001 (filed as Exhibit 3.6 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

3.7	—	Amended and Restated Bylaws of WRI (filed as Exhibit 99.2 to WRI’s Form 8-A dated February 23, 1998 and incorporated herein by reference).
3.8	—	Sixth Amendment of the Restated Declaration of Trust dated May 6, 2010 (filed as Exhibit 3.1 to WRI’s Form 8-K dated May 6, 2010 and incorporated herein by reference).
3.9	—	Amendment of Bylaws-Direct Registration System, Section 7.2(a) dated May 3, 2007 (filed as Exhibit 3.8 to WRI’s Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference).
3.10	—	Second Amended and Restated Bylaws of Weingarten Realty Investors (filed as Exhibit 3.1 to WRI’s Form 8-K on February 26, 2010 and incorporated herein by reference).

4.1	—

Form of Indenture between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor in interest to JPMorgan Chase Bank, National Association, formerly and Texas Commerce Bank National Association) (filed as Exhibit 4(a) to WRI’s Registration Statement on Form S-3 (No. 33-57659) dated February 10, 1995 and incorporated herein by reference).

4.2	—

Form of Indenture between Weingarten Realty Investors and The Bank of New York Mellon Trust Company, N.A. (successor in interest to JPMorgan Chase Bank, National Association, formerly and Texas Commerce Bank National Association) (filed as Exhibit 4(b) to WRI’s Registration Statement on Form S-3 (No. 33-57659) and incorporated herein by reference).

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

Severance and Change to Control Agreement for Stephen C. Richter dated November 11, 1998 (filed as Exhibit 10.55 on WRI’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.42†	—

Amendment No. 1 to Severance and Change to Control Agreement for Johnny Hendrix dated December 20, 2008 (filed as Exhibit 10.56 on WRI’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.43†	—

Amendment No. 1 to Severance and Change to Control Agreement for Stephen Richter dated December 31, 2008 (filed as Exhibit 10.57 on WRI’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.44	—

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

10.53	—

First Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2010 (filed as Exhibit 10.59 on WRI’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).

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

10.57†	—	Weingarten Realty Investors Executive Medical Reimbursement Plan and Summary Plan Description (filed as Exhibit 10.59 on WRI’s Form 10-K dated December 31, 2010 and incorporated herein by reference).
10.58	—

Second Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2011 (filed as Exhibit 10.58 on WRI’s Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.59†	—	Second Amendment to the Weingarten Realty Retirement Plan dated March 14, 2011 (filed as Exhibit 10.59 on WRI’s Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).
10.60†	—	Third Amendment to the Weingarten Realty Retirement Plan dated May 4, 2011 (filed as Exhibit 10.60 on WRI’s Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.61†	—

Third Amendment to the Master Nonqualified Plan Trust Agreement dated April 26, 2011 (filed as Exhibit 10.1 on WRI’s Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference).

10.62	—	Amended and Restated Credit Agreement dated September 30, 2011 (filed as Exhibit 10.1 on WRI’s Form 8-K on October 4, 2011 and incorporated herein by reference).
10.63	—

Credit Agreement dated August 29, 2011 among Weingarten Realty Investors, the Lenders Party Hereto and The Bank of Nova Scotia, as Administrative Agent (filed as Exhibit 10.1 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).

10.64	—	Credit Agreement Note dated August 29, 2011 with The Bank of Nova Scotia (filed as Exhibit 10.2 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).
10.65	—	Credit Agreement Note dated August 29, 2011 with Compass Bank (filed as Exhibit 10.3 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).
10.66	—	Credit Agreement Note dated August 29, 2011 with PNC Bank, National Association (filed as Exhibit 10.4 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).
10.67	—	Credit Agreement Note dated August 29, 2011 with Sumitomo Mitsui Banking Corporation (filed as Exhibit 10.5 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).
10.68	—	Credit Agreement Note dated August 29, 2011 U.S. Bank National Association (filed as Exhibit 10.6 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).
10.69	—

Guaranty associated with Credit Agreement among Weingarten Realty Investors, the Lenders Party Hereto and The Bank of Nova Scotia, as Administrative Agent, dated August 29, 2011 (filed as Exhibit 10.7 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).

10.70*	—	Amendment Agreement dated September 30, 2011 to Amended and Restated Credit Agreement dated September 30, 2011.
10.71*	—

Amendment Agreement dated November 14, 2011 to the Credit Agreement dated August 29, 2011 among Weingarten Realty Investors, the Lenders Party Hereto and The Bank of Nova Scotia, as Administrative Agent.

10.72*	—

Guaranty dated November 14, 2011 associated with Credit Agreement among Weingarten Realty Investors, the Lenders Party Hereto and The Bank of Nova Scotia, as Administrative Agent, dated August 29, 2011.

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

Date: February 29, 2012

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

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Stanford Alexander Stanford Alexander	Chairman and Trust Manager	February 29, 2012

By:	/s/ Andrew M. Alexander Andrew M. Alexander	Chief Executive Officer, President and Trust Manager	February 29, 2012

By:	/s/ James W. Crownover James W. Crownover	Trust Manager	February 29, 2012

By:	/s/ Robert J. Cruikshank Robert J. Cruikshank	Trust Manager	February 29, 2012

By:	/s/ Melvin Dow Melvin Dow	Trust Manager	February 29, 2012

By:	/s/ Stephen A. Lasher Stephen A. Lasher	Trust Manager	February 29, 2012

By:	/s/ Stephen C. Richter Stephen C. Richter	Executive Vice President and Chief Financial Officer	February 29, 2012

By:	/s/ Douglas W. Schnitzer Douglas W. Schnitzer	Trust Manager	February 29, 2012

By:	/s/ Joe D. Shafer Joe D. Shafer	Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)	February 29, 2012

By:	/s/ C. Park Shaper C. Park Shaper	Trust Manager	February 29, 2012

By:	/s/ Marc J. Shapiro Marc J. Shapiro	Trust Manager	February 29, 2012

Schedule II

WEINGARTEN REALTY INVESTORS

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2011, 2010, and 2009

(Amounts in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period

2011
Allowance for Doubtful Accounts	$10,137	$7,563	$6,399	$11,301
Tax Valuation Allowance	15,818	10,823	2,046	24,595
2010
Allowance for Doubtful Accounts	$10,380	$6,105	$6,348	$10,137
Tax Valuation Allowance	9,605	8,570	2,357	15,818
2009
Allowance for Doubtful Accounts	$12,412	$8,553	$10,585	$10,380
Tax Valuation Allowance	-	9,605	-	9,605

(1)	Write-offs of amounts previously reserved.

Schedule III

WEINGARTEN REALTY INVESTORS

REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2011

(Amounts in thousands)

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)(2)	Accumulated Depreciation (2)	Total Costs, Net of Accumulated Depreciation	Encumbrances (3)	Date of Acquisition / Construction

Shopping Center:
10-Federal Shopping Center	$1,791	$7,470	$454	$1,791	$7,924	$9,715	$(6,136)	$3,579	$(8,069)	03/20/2008
580 Market Place	3,892	15,570	2,325	3,889	17,898	21,787	(4,651)	17,136	-	04/02/2001
Academy Place	1,537	6,168	1,177	1,532	7,350	8,882	(3,087)	5,795	-	10/22/1997
Alabama Shepherd Shopping Ctr	637	2,026	6,075	1,062	7,676	8,738	(3,404)	5,334	-	04/30/2004
Angelina Village	200	1,777	10,148	1,127	10,998	12,125	(6,006)	6,119	-	04/30/1991
Arcade Square	1,497	5,986	1,314	1,495	7,302	8,797	(2,141)	6,656	-	04/02/2001
Argyle Village Shopping Center	4,524	18,103	1,916	4,526	20,017	24,543	(5,607)	18,936	-	11/30/2001
Arrowhead Festival S/C	1,294	154	2,822	1,366	2,904	4,270	(1,077)	3,193	-	12/31/2000
Avent Ferry Shopping Center	1,952	7,814	1,125	1,952	8,939	10,891	(2,711)	8,180	(509)	04/04/2002
Ballwin Plaza	2,988	12,039	2,702	3,017	14,712	17,729	(4,914)	12,815	-	10/01/1999
Bartlett Towne Center	3,479	14,210	1,002	3,443	15,248	18,691	(4,697)	13,994	(4,257)	05/15/2001
Bashas Valley Plaza	1,414	5,818	4,192	1,422	10,002	11,424	(3,556)	7,868	-	12/31/1997
Bayshore Plaza	728	1,452	1,177	728	2,629	3,357	(2,106)	1,251	-	08/21/1981
Bell Plaza	1,322	7,151	364	1,322	7,515	8,837	(3,098)	5,739	(7,426)	03/20/2008
Bellaire Blvd Shopping Center	124	37	-	124	37	161	(37)	124	(1,984)	11/13/2008
Best in the West	13,191	77,159	3,718	13,194	80,874	94,068	(14,305)	79,763	(34,240)	04/28/2005
Boca Lyons Plaza	3,676	14,706	427	3,651	15,158	18,809	(4,014)	14,795	-	08/17/2001
Boswell Towne Center	1,488	-	1,768	615	2,641	3,256	(1,295)	1,961	-	12/31/2003
Boulevard Market Place	340	1,430	548	340	1,978	2,318	(1,114)	1,204	-	09/01/1990
Braeswood Square Shopping Ctr.	-	1,421	1,185	-	2,606	2,606	(2,212)	394	-	05/28/1969
Broadway & Ellsworth	152	-	1,224	356	1,020	1,376	(434)	942	-	12/31/2002
Broadway Marketplace	898	3,637	917	906	4,546	5,452	(2,266)	3,186	-	12/16/1993
Broadway Shopping Center	234	3,166	565	235	3,730	3,965	(2,404)	1,561	(2,912)	03/20/2008
Brookwood Marketplace	7,050	15,134	6,994	7,511	21,667	29,178	(2,824)	26,354	(18,927)	08/22/2006
Brookwood Square Shopping Ctr	4,008	19,753	1,025	4,008	20,778	24,786	(4,421)	20,365	-	12/16/2003
Brownsville Commons	1,333	5,536	27	1,333	5,563	6,896	(805)	6,091	-	05/22/2006
Buena Vista Marketplace	1,958	7,832	780	1,956	8,614	10,570	(2,492)	8,078	-	04/02/2001
Bull City Market	930	6,651	149	930	6,800	7,730	(1,104)	6,626	-	06/10/2005
Burbank Station	20,366	28,832	(9,664)	16,003	23,531	39,534	(3,141)	36,393	-	07/03/2007
Calder Shopping Center	134	278	367	134	645	779	(591)	188	-	03/31/1965
Camelback Village Square	-	8,720	690	-	9,410	9,410	(4,139)	5,271	-	09/30/1994
Camp Creek Mktpl II	6,169	32,036	1,256	4,697	34,764	39,461	(4,833)	34,628	(21,483)	08/22/2006
Capital Square	1,852	7,406	1,410	1,852	8,816	10,668	(2,478)	8,190	-	04/04/2002
Cedar Bayou Shopping Center	63	307	79	63	386	449	(366)	83	-	09/20/1977
Centerwood Plaza	915	3,659	1,993	914	5,653	6,567	(1,398)	5,169	-	04/02/2001
Central Plaza	1,710	6,900	2,708	1,710	9,608	11,318	(3,912)	7,406	-	03/03/1998
Centre at Post Oak	13,731	115	23,233	17,874	19,205	37,079	(11,285)	25,794	-	12/31/1996
Champions Village	7,205	36,579	1,064	7,205	37,643	44,848	(13,672)	31,176	(33,391)	11/13/2008
Charleston Commons SC	23,230	36,877	1,374	23,210	38,271	61,481	(5,090)	56,391	(29,759)	12/20/2006
Cherokee Plaza	22,219	9,718	7	22,219	9,725	31,944	(1,424)	30,520	(15,071)	11/13/2008
Cherry Creek Retail Center	5,416	14,624	-	5,416	14,624	20,040	(330)	19,710	-	06/16/2011
Chino Hills Marketplace	7,218	28,872	10,109	7,234	38,965	46,199	(11,537)	34,662	-	08/20/2002
College Park Shopping Center	2,201	8,845	5,740	2,641	14,145	16,786	(7,428)	9,358	(11,004)	11/16/1998
Colonial Landing	-	16,390	12,545	-	28,935	28,935	(6,659)	22,276	(15,434)	09/30/2008

Schedule III

(Continued)

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)(2)	Accumulated Depreciation (2)	Total Costs, Net of Accumulated Depreciation	Encumbrances (3)	Date of Acquisition / Construction
Colonial Plaza	$10,806	$43,234	$10,198	$10,813	$53,425	$64,238	$(15,470)	$48,768	$-	02/21/2001
Commons at Dexter Lake I	2,923	12,007	136	2,923	12,143	15,066	(3,363)	11,703	(9,743)	11/13/2008
Commons at Dexter Lake II	2,023	6,940	92	2,023	7,032	9,055	(1,119)	7,936	(3,591)	11/13/2008
Countryside Centre-Pad	1,616	3,432	1,011	1,616	4,443	6,059	(386)	5,673	-	07/06/2007
Countryside Centre	13,908	26,387	3,458	13,943	29,810	43,753	(3,135)	40,618	(25,726)	07/06/2007
Creekside Center	1,732	6,929	1,786	1,730	8,717	10,447	(2,423)	8,024	(8,025)	04/02/2001
Crossroads Shopping Center	-	2,083	1,486	-	3,569	3,569	(3,341)	228	-	05/11/1972
Cullen Place	-	-	272	-	272	272	(186)	86	-	02/17/1966
Cullen Plaza Shopping Center	106	2,841	544	106	3,385	3,491	(2,578)	913	(6,680)	03/20/2008
Custer Park Shopping Center	503	2,005	8,589	2,017	9,080	11,097	(4,200)	6,897	-	03/31/2000
Cypress Pointe	3,468	8,700	805	3,468	9,505	12,973	(4,819)	8,154	-	04/04/2002
Cypress Station Square	3,736	8,374	883	2,389	10,604	12,993	(8,698)	4,295	-	12/06/1972
Dallas Commons Shopping Center	1,582	4,969	49	1,582	5,018	6,600	(685)	5,915	-	09/14/2006
Danville Plaza Shopping Center	-	3,360	1,878	-	5,238	5,238	(4,917)	321	-	09/30/1960
Desert Village Shopping Center	3,362	14,969	297	3,362	15,266	18,628	(453)	18,175	-	10/28/2010
Discovery Plaza	2,193	8,772	492	2,191	9,266	11,457	(2,545)	8,912	-	04/02/2001
Eastdale Shopping Center	1,423	5,809	1,861	1,417	7,676	9,093	(3,209)	5,884	-	12/31/1997
Eastern Horizon	10,282	16	(444)	1,569	8,285	9,854	(4,080)	5,774	-	12/31/2002
Eastpark Shopping Center	634	3,392	(3,979)	47	-	47	-	47	-	12/31/1970
Edgebrook Shopping Center	183	1,914	432	183	2,346	2,529	(1,699)	830	(6,505)	03/20/2008
Edgewater Marketplace	4,821	11,225	176	4,821	11,401	16,222	(321)	15,901	(17,600)	11/19/2010
El Camino Shopping Center	4,431	20,557	4,021	4,429	24,580	29,009	(4,820)	24,189	(11,164)	05/21/2004
Embassy Lakes Shopping Center	2,803	11,268	399	2,803	11,667	14,470	(2,693)	11,777	-	12/18/2002
Entrada de Oro Plaza SC	6,041	10,511	1,470	6,115	11,907	18,022	(1,668)	16,354	-	01/22/2007
Epic Village St. Augustine	283	1,171	3,889	320	5,023	5,343	(862)	4,481	-	09/30/2009
Falls Pointe Shopping Center	3,535	14,289	234	3,522	14,536	18,058	(3,498)	14,560	(10,414)	12/17/2002
Festival on Jefferson Court	5,041	13,983	2,392	5,022	16,394	21,416	(3,361)	18,055	-	12/22/2004
Fiesta Center	-	4,730	1,930	-	6,660	6,660	(3,643)	3,017	-	12/31/1990
Fiesta Market Place	137	429	8	137	437	574	(429)	145	(1,700)	03/20/2008
Fiesta Trails	8,825	32,790	2,723	8,825	35,513	44,338	(8,149)	36,189	(22,506)	09/30/2003
Flamingo Pines Shopping Center	10,403	35,014	(17,129)	5,335	22,953	28,288	(3,860)	24,428	-	01/28/2005
Fountain Plaza	1,319	5,276	757	1,095	6,257	7,352	(2,961)	4,391	-	03/10/1994
Francisco Center	1,999	7,997	4,005	2,403	11,598	14,001	(6,447)	7,554	(9,996)	11/16/1998
Freedom Centre	2,929	15,302	4,774	6,944	16,061	23,005	(2,702)	20,303	(1,548)	06/23/2006
Galleria Shopping Center	10,795	10,339	8,206	10,805	18,535	29,340	(2,371)	26,969	(19,442)	12/11/2006
Galveston Place	2,713	5,522	6,023	3,279	10,979	14,258	(7,561)	6,697	(1,594)	11/30/1983
Gateway Plaza	4,812	19,249	2,240	4,808	21,493	26,301	(5,971)	20,330	(23,128)	04/02/2001
Gateway Station	1,622	3	8,880	1,921	8,584	10,505	(1,363)	9,142	-	09/30/2009
Glenbrook Square Shopping Ctr	632	3,576	555	632	4,131	4,763	(1,786)	2,977	(5,640)	03/20/2008
Grayson Commons	3,180	9,023	81	3,163	9,121	12,284	(1,658)	10,626	(6,338)	11/09/2004
Greenhouse Marketplace	992	4,901	353	992	5,254	6,246	(1,103)	5,143	-	01/28/2004
Greenhouse Marketplace	3,615	17,870	1,161	3,721	18,925	22,646	(4,024)	18,622	-	01/28/2004
Griggs Road Shopping Center	257	2,303	133	257	2,436	2,693	(2,186)	507	(4,333)	03/20/2008
Hallmark Town Center	1,368	5,472	975	1,367	6,448	7,815	(1,967)	5,848	-	04/02/2001
Harrisburg Plaza	1,278	3,924	747	1,278	4,671	5,949	(3,826)	2,123	(11,622)	03/20/2008
Harrison Pointe Center	8,230	13,493	157	7,153	14,727	21,880	(3,310)	18,570	-	01/30/2004

Schedule III

(Continued)

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)(2)	Accumulated Depreciation (2)	Total Costs, Net of Accumulated Depreciation	Encumbrances (3)	Date of Acquisition / Construction
Heights Plaza Shopping Center	$58	$699	$1,907	$928	$1,736	$2,664	$(1,155)	$1,509	$-	06/30/1995
Heritage Station	6,253	3,989	(265)	6,139	3,838	9,977	(889)	9,088	(5,770)	12/15/2006
High House Crossing	2,576	10,305	407	2,576	10,712	13,288	(2,762)	10,526	-	04/04/2002
Highland Square	-	-	1,887	-	1,887	1,887	(333)	1,554	-	10/06/1959
Hope Valley Commons	2,439	8,487	160	2,439	8,647	11,086	(305)	10,781	-	08/31/2010
Horne Street Market	4,239	37	7,350	4,446	7,180	11,626	(1,050)	10,576	-	06/30/2009
Humblewood Shopping Center	2,215	4,724	3,095	1,166	8,868	10,034	(7,940)	2,094	(13,193)	03/09/1977
I45/Telephone Rd.	678	11,182	649	678	11,831	12,509	(4,773)	7,736	(14,233)	03/20/2008
Independence Plaza	2,006	8,318	3,851	1,995	12,180	14,175	(4,486)	9,689	-	12/31/1997
Johnston Road Plaza	3,671	11,829	(1,838)	3,206	10,456	13,662	(1,980)	11,682	(9,409)	06/10/2005
Killeen Marketplace	2,262	9,048	491	2,275	9,526	11,801	(2,722)	9,079	-	12/21/2000
Kohl’s Shopping Center	2,298	9,193	642	2,298	9,835	12,133	(2,808)	9,325	-	04/24/2000
Kroger/Fondren Square	1,383	2,810	735	1,387	3,541	4,928	(3,276)	1,652	-	09/30/1985
Lake Pointe Market	1,404	-	4,132	1,960	3,576	5,536	(2,053)	3,483	-	12/31/2004
Lake Washington Square	1,232	4,928	849	1,235	5,774	7,009	(1,488)	5,521	-	06/28/2002
Lakeside Marketplace	6,064	22,989	2,963	6,150	25,866	32,016	(3,841)	28,175	(17,752)	08/22/2006
Largo Mall	10,817	40,906	2,197	10,810	43,110	53,920	(8,773)	45,147	-	03/01/2004
Laveen Village Marketplace	1,190	-	4,725	1,006	4,909	5,915	(2,097)	3,818	-	08/15/2003
Lawndale Shopping Center	82	927	447	82	1,374	1,456	(1,068)	388	(4,056)	03/20/2008
League City Plaza	1,918	7,592	836	1,918	8,428	10,346	(3,851)	6,495	(11,251)	03/20/2008
Leesville Towne Centre	7,183	17,162	875	7,183	18,037	25,220	(3,629)	21,591	-	01/30/2004
Little York Plaza Shopping Ctr	342	5,170	1,289	342	6,459	6,801	(4,782)	2,019	(4,905)	03/20/2008
Lyons Avenue Shopping Center	249	1,183	34	249	1,217	1,466	(1,026)	440	(2,950)	03/20/2008
Madera Village Shopping Center	3,788	13,507	931	3,816	14,410	18,226	(1,963)	16,263	(9,309)	03/13/2007
Manhattan Plaza	4,645	-	18,335	4,009	18,971	22,980	(7,722)	15,258	-	12/31/2004
Market at Southside	953	3,813	1,060	958	4,868	5,826	(1,651)	4,175	-	08/28/2000
Market at Town Center	8,600	26,627	21,580	8,600	48,207	56,807	(16,723)	40,084	-	12/23/1996
Market at Westchase SC	1,199	5,821	2,507	1,415	8,112	9,527	(5,028)	4,499	-	02/15/1991
Market Street Shopping Center	424	1,271	1,416	424	2,687	3,111	(1,593)	1,518	-	04/26/1978
Marketplace at Seminole Towne	15,067	53,743	4,291	21,734	51,367	73,101	(6,745)	66,356	(42,081)	08/21/2006
Markham Square Shopping Center	1,236	3,075	3,892	1,139	7,064	8,203	(4,462)	3,741	-	06/18/1974
Markham West Shopping Center	2,694	10,777	3,931	2,696	14,706	17,402	(5,809)	11,593	-	09/18/1998
Marshall’s Plaza	1,802	12,315	504	1,804	12,817	14,621	(2,266)	12,355	-	06/01/2005
Mendenhall Commons	2,655	9,165	427	2,655	9,592	12,247	(1,443)	10,804	(5,797)	11/13/2008
Menifee Town Center	1,827	7,307	4,647	1,824	11,957	13,781	(3,079)	10,702	-	04/02/2001
Millpond Center	3,155	9,706	1,458	3,161	11,158	14,319	(2,159)	12,160	-	07/28/2005
Mineral Springs Village	794	3,175	(1,548)	446	1,975	2,421	(929)	1,492	-	04/04/2002
Mission Center	1,237	4,949	6,167	2,120	10,233	12,353	(4,564)	7,789	-	12/18/1995
Mktplace at Seminole Outparcel	1,000	-	51	1,046	5	1,051	-	1,051	-	08/21/2006
Mohave Crossroads	3,953	63	35,474	3,128	36,362	39,490	(7,704)	31,786	-	12/31/2009
Monte Vista Village Center	1,485	58	4,973	755	5,761	6,516	(2,758)	3,758	-	12/31/2004
Montgomery Plaza Shopping Ctr.	2,500	9,961	10,083	2,830	19,714	22,544	(9,707)	12,837	-	06/09/1993
Moore Plaza	6,445	26,140	9,360	6,487	35,458	41,945	(13,434)	28,511	-	03/20/1998
North Creek Plaza	6,915	25,625	2,587	6,954	28,173	35,127	(5,283)	29,844	-	08/19/2004
North Main Place	68	53	522	68	575	643	(348)	295	-	06/29/1976

Schedule III

(Continued)

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)(2)	Accumulated Depreciation (2)	Total Costs, Net of Accumulated Depreciation	Encumbrances (3)	Date of Acquisition / Construction
North Oaks Shopping Center	$3,644	$22,040	$3,447	$3,644	$25,487	$29,131	$(17,968)	$11,163	$(34,518)	03/20/2008
North Towne Plaza	960	3,928	5,995	879	10,004	10,883	(6,439)	4,444	(10,271)	02/15/1990
North Triangle Shops	-	431	261	15	677	692	(450)	242	-	01/15/1977
Northbrook Shopping Center	1,629	4,489	3,048	1,713	7,453	9,166	(6,671)	2,495	(9,430)	11/06/1967
Northwoods Shopping Center	1,768	7,071	238	1,772	7,305	9,077	(1,859)	7,218	-	04/04/2002
Oak Forest Shopping Center	760	2,726	4,812	748	7,550	8,298	(4,829)	3,469	-	12/30/1976
Oak Grove Market Center	5,758	10,508	131	5,861	10,536	16,397	(1,302)	15,095	(7,358)	06/15/2007
Oak Park Village	678	3,332	51	678	3,383	4,061	(1,581)	2,480	(4,544)	11/13/2008
Oracle Crossings	4,614	18,274	28,423	10,582	40,729	51,311	(4,371)	46,940	-	01/22/2007
Oracle Wetmore Shopping Center	24,686	26,878	4,394	13,813	42,145	55,958	(4,816)	51,142	-	01/22/2007
Orchard Green Shopping Center	777	1,477	1,983	786	3,451	4,237	(2,253)	1,984	-	10/11/1973
Orleans Station	165	-	(9)	93	63	156	(40)	116	-	06/29/1976
Overton Park Plaza	9,266	37,789	7,351	9,264	45,142	54,406	(8,592)	45,814	-	10/24/2003
Palmer Plaza	765	3,081	2,418	827	5,437	6,264	(3,458)	2,806	-	07/31/1980
Palmilla Center	1,258	-	12,888	3,280	10,866	14,146	(5,748)	8,398	-	12/31/2002
Palms of Carrollwood	3,995	16,390	94	3,995	16,484	20,479	(423)	20,056	-	12/23/2010
Paradise Marketplace	2,153	8,612	(2,165)	1,197	7,403	8,600	(3,326)	5,274	-	07/20/1995
Park Plaza Shopping Center	257	7,815	1,007	314	8,765	9,079	(8,178)	901	-	01/24/1975
Parkway Pointe	1,252	5,010	675	1,260	5,677	6,937	(1,718)	5,219	(689)	06/29/2001
Parliament Square II	2	10	1,175	3	1,184	1,187	(437)	750	-	06/24/2005
Parliament Square Shopping Ctr	443	1,959	1,321	443	3,280	3,723	(1,981)	1,742	-	03/18/1992
Pavilions at San Mateo	3,272	26,215	(2,453)	3,962	23,072	27,034	(6,668)	20,366	-	04/30/2004
Perimeter Village	29,701	42,337	(894)	34,404	36,740	71,144	(4,560)	66,584	(27,058)	07/03/2007
Phelan West Shopping Center	401	-	1,185	414	1,172	1,586	(587)	999	-	06/03/1998
Phillips Crossing	-	1	27,540	872	26,669	27,541	(4,576)	22,965	-	09/30/2009
Phillips Landing	1,521	1,625	10,698	1,819	12,025	13,844	(2,445)	11,399	-	09/30/2009
Pinecrest Plaza Shopping Ctr	5,837	19,166	1,238	5,837	20,404	26,241	(3,760)	22,481	-	04/06/2005
Pitman Corners	2,686	10,745	2,254	2,693	12,992	15,685	(3,870)	11,815	-	04/08/2002
Plantation Centre	3,463	14,821	699	3,471	15,512	18,983	(2,902)	16,081	(2,288)	08/19/2004
Prien Lake Plaza	63	960	159	41	1,141	1,182	(284)	898	-	07/26/2007
Promenade 23	16,028	2,271	8	16,028	2,279	18,307	(75)	18,232	-	03/25/2011
Promenade Shopping Center	1,058	4,248	(1,219)	644	3,443	4,087	(1,490)	2,597	(3,399)	03/18/2004
Prospector’s Plaza	3,746	14,985	1,138	3,716	16,153	19,869	(4,499)	15,370	-	04/02/2001
Publix at Laguna Isles	2,913	9,554	155	2,914	9,708	12,622	(2,043)	10,579	-	10/31/2003
Pueblo Anozira Shopping Center	2,750	11,000	4,619	2,768	15,601	18,369	(6,943)	11,426	(11,452)	06/16/1994
Rainbow Plaza	6,059	24,234	1,503	6,081	25,715	31,796	(9,729)	22,067	-	10/22/1997
Rainbow Plaza I	3,883	15,540	858	3,896	16,385	20,281	(4,626)	15,655	-	12/28/2000
Raintree Ranch Center	11,442	595	17,139	10,983	18,193	29,176	(4,795)	24,381	-	03/31/2008
Rancho Encanto	957	3,829	3,830	846	7,770	8,616	(3,038)	5,578	-	04/28/1997
Rancho San Marcos Village	3,533	14,138	3,871	3,887	17,655	21,542	(4,379)	17,163	-	02/26/2003
Rancho Towne & Country	1,161	4,647	471	1,166	5,113	6,279	(2,207)	4,072	-	10/16/1995
Randalls Center/Kings Crossing	3,570	8,147	91	3,570	8,238	11,808	(4,542)	7,266	(12,058)	11/13/2008
Randall’s/Norchester Village	1,852	4,510	1,577	1,846	6,093	7,939	(4,220)	3,719	-	09/30/1991
Ravenstone Commons	2,616	7,986	(173)	2,580	7,849	10,429	(1,359)	9,070	(5,716)	03/22/2005
Red Mountain Gateway	2,166	89	9,399	2,737	8,917	11,654	(3,799)	7,855	-	12/31/2003
Regency Centre	3,791	15,390	879	2,180	17,880	20,060	(2,775)	17,285	-	07/28/2006

Schedule III

(Continued)

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)(2)	Accumulated Depreciation (2)	Total Costs, Net of Accumulated Depreciation	Encumbrances (3)	Date of Acquisition / Construction
Regency Panera Tract	$1,825	$3,126	$65	$1,400	$3,616	$5,016	$(490)	$4,526	$-	07/28/2006
Reynolds Crossing	4,276	9,186	71	4,276	9,257	13,533	(1,287)	12,246	-	09/14/2006
Richmond Square	1,993	953	1,776	2,966	1,756	4,722	(1,081)	3,641	-	12/31/1996
River Oaks Shopping Center	1,354	1,946	378	1,363	2,315	3,678	(1,952)	1,726	-	12/04/1992
River Oaks Shopping Center	3,534	17,741	34,815	4,207	51,883	56,090	(17,690)	38,400	-	12/04/1992
Rose-Rich Shopping Center	502	2,738	2,988	486	5,742	6,228	(5,193)	1,035	-	03/01/1982
Roswell Corners	5,835	20,465	1,244	5,835	21,709	27,544	(4,438)	23,106	(8,889)	06/24/2004
Roswell Corners	301	982	-	301	982	1,283	(195)	1,088	-	06/24/2004
San Marcos Plaza	1,360	5,439	294	1,358	5,735	7,093	(1,608)	5,485	-	04/02/2001
Sandy Plains Exchange	2,468	7,549	266	2,469	7,814	10,283	(1,734)	8,549	(5,705)	10/17/2003
Scottsdale Horizon	-	3,241	268	1	3,508	3,509	(438)	3,071	-	01/22/2007
Shasta Crossroads	2,844	11,377	823	2,842	12,202	15,044	(3,307)	11,737	-	04/02/2001
Sheldon Forest Shopping Center	374	635	329	354	984	1,338	(802)	536	-	05/14/1970
Sheldon Forest Shopping Center	629	1,955	851	629	2,806	3,435	(2,655)	780	-	05/14/1970
Shoppes at Bears Path	3,252	5,503	988	3,290	6,453	9,743	(898)	8,845	(3,204)	03/13/2007
Shoppes of Parkland	5,413	16,726	1,035	9,506	13,668	23,174	(2,100)	21,074	(14,876)	05/31/2006
Shoppes of South Semoran	4,283	9,785	(1,799)	4,745	7,524	12,269	(1,038)	11,231	(9,398)	08/31/2007
Shops at Kirby Drive	1,201	945	268	1,202	1,212	2,414	(149)	2,265	-	05/27/2008
Shops at Three Corners	6,215	9,303	5,362	6,224	14,656	20,880	(8,209)	12,671	-	12/31/1989
Silver Creek Plaza	3,231	12,924	2,942	3,228	15,869	19,097	(4,825)	14,272	-	04/02/2001
Six Forks Shopping Center	6,678	26,759	3,308	6,728	30,017	36,745	(8,259)	28,486	-	04/04/2002
South Semoran - Pad	1,056	-	(129)	927	-	927	-	927	-	09/06/2007
Southampton Center	4,337	17,349	2,292	4,333	19,645	23,978	(5,406)	18,572	(20,758)	04/02/2001
Southgate Shopping Center	571	3,402	5,399	852	8,520	9,372	(6,752)	2,620	-	03/26/1958
Southgate Shopping Center	232	8,389	415	232	8,804	9,036	(5,252)	3,784	(7,590)	03/20/2008
Spring Plaza Shopping Center	863	2,288	523	863	2,811	3,674	(2,247)	1,427	(3,082)	03/20/2008
Squaw Peak Plaza	816	3,266	1,243	818	4,507	5,325	(1,865)	3,460	-	12/20/1994
Steele Creek Crossing	310	11,774	3,245	3,281	12,048	15,329	(2,177)	13,152	-	06/10/2005
Stella Link Shopping Center	227	423	1,529	294	1,885	2,179	(1,585)	594	-	07/10/1970
Stella Link Shopping Center	2,602	1,418	(1,319)	2,602	99	2,701	(11)	2,690	-	08/21/2007
Stonehenge Market	4,740	19,001	1,294	4,740	20,295	25,035	(5,515)	19,520	(5,957)	04/04/2002
Stony Point Plaza	3,489	13,957	8,622	3,453	22,615	26,068	(4,249)	21,819	-	04/02/2001
Studewood Shopping Center	261	552	-	261	552	813	(552)	261	-	05/25/1984
Summer Center	2,379	8,343	3,780	2,396	12,106	14,502	(4,043)	10,459	-	05/15/2001
Summerhill Plaza	1,945	7,781	1,984	1,943	9,767	11,710	(3,223)	8,487	-	04/02/2001
Sunset 19 Shopping Center	5,519	22,076	1,190	5,547	23,238	28,785	(5,953)	22,832	-	10/29/2001
Sunset Shopping Center	1,121	4,484	1,670	1,120	6,155	7,275	(1,808)	5,467	-	04/02/2001
Tates Creek Centre	4,802	25,366	391	5,766	24,793	30,559	(5,098)	25,461	-	03/01/2004
Taylorsville Town Center	2,179	9,718	708	2,180	10,425	12,605	(2,367)	10,238	-	12/19/2003
The Shoppes at Parkwood Ranch	4,369	52	9,837	2,347	11,911	14,258	(2,311)	11,947	-	12/31/2009
The Village Arcade	-	6,657	621	-	7,278	7,278	(4,634)	2,644	-	12/31/1992
Thompson Bridge Commons	3,650	9,264	4,217	3,541	13,590	17,131	(2,247)	14,884	(5,933)	04/26/2005
Thousand Oaks Shopping Center	2,973	13,142	112	2,973	13,254	16,227	(3,146)	13,081	(15,251)	03/20/2008
TJ Maxx Plaza	3,400	19,283	1,336	3,430	20,589	24,019	(4,274)	19,745	-	03/01/2004
Town & Country Shopping Center	-	3,891	4,898	-	8,789	8,789	(4,881)	3,908	-	01/31/1989
Town and Country - Hammond, LA	1,030	7,404	1,416	1,029	8,821	9,850	(4,451)	5,399	-	12/30/1997

Schedule III

(Continued)

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)(2)	Accumulated Depreciation (2)	Total Costs, Net of Accumulated Depreciation	Encumbrances (3)	Date of Acquisition / Construction
Tropicana Beltway Center	$13,947	$42,186	$125	$13,949	$42,309	$56,258	$(8,606)	$47,652	$(33,372)	11/20/2007
Tropicana Marketplace	2,118	8,477	(2,037)	1,266	7,292	8,558	(3,303)	5,255	-	07/24/1995
Tyler Shopping Center	5	21	3,928	300	3,654	3,954	(1,997)	1,957	-	12/31/2002
Uintah Gardens	2,209	13,051	2,213	2,205	15,268	17,473	(2,976)	14,497	-	12/22/2005
University Palms Shopping Ctr	2,765	10,181	163	2,765	10,344	13,109	(2,253)	10,856	(8,116)	11/13/2008
University Place	500	85	789	500	874	1,374	(206)	1,168	-	02/08/2008
Valley Shopping Center	4,293	13,736	757	8,170	10,616	18,786	(1,633)	17,153	-	04/07/2006
Valley View Shopping Center	1,006	3,980	2,386	1,006	6,366	7,372	(2,850)	4,522	-	11/20/1996
Venice Pines Shopping Center	1,432	5,730	178	1,077	6,263	7,340	(1,692)	5,648	-	06/06/2001
Village Arcade II Phase III	-	16	15,743	-	15,759	15,759	(8,144)	7,615	-	12/31/1996
Village Arcade-Phase II	-	787	280	-	1,067	1,067	(644)	423	-	12/31/1992
Vizcaya Square Shopping Center	3,044	12,226	231	3,044	12,457	15,501	(2,928)	12,573	-	12/18/2002
West Jordan Town Center	4,306	17,776	1,726	4,308	19,500	23,808	(4,026)	19,782	(13,301)	12/19/2003
Westchase Shopping Center	3,085	7,920	6,380	3,189	14,196	17,385	(11,413)	5,972	(8,304)	08/29/1978
Westgate Shopping Center	245	1,425	451	245	1,876	2,121	(1,655)	466	-	07/02/1965
Westhill Village Shopping Ctr.	408	3,002	4,482	437	7,455	7,892	(4,991)	2,901	-	05/01/1958
Westland Fair	6,715	10,506	469	4,357	13,333	17,690	(4,818)	12,872	-	12/29/2000
Westland Fair	20,847	-	(10,482)	7,863	2,502	10,365	(1,589)	8,776	-	12/29/2000
Westland Terrace Plaza	1,649	6,768	(4,226)	2,012	2,179	4,191	-	4,191	-	10/22/2003
Westminster Center	11,215	44,871	5,707	11,204	50,589	61,793	(14,431)	47,362	(44,835)	04/02/2001
Westminster Plaza	1,759	7,036	445	1,759	7,481	9,240	(1,852)	7,388	(6,488)	06/21/2002
Westwood Village Shopping Ctr.	-	6,968	2,898	-	9,866	9,866	(7,544)	2,322	-	08/25/1978
Whitehall Commons	2,529	6,901	191	2,522	7,099	9,621	(1,200)	8,421	(4,376)	10/06/2005
Winter Park Corners	2,159	8,636	433	2,159	9,069	11,228	(2,496)	8,732	-	09/06/2001
Wyoming Mall	1,919	7,678	2,483	598	11,482	12,080	(2,373)	9,707	-	03/31/1995

	838,501	2,424,711	657,472	829,861	3,090,823	3,920,684	(918,130)	3,002,554	(900,683)
Industrial:
1625 Diplomat Drive	506	3,107	122	508	3,227	3,735	(519)	3,216	-	12/22/2005
1801 Massaro	865	3,461	(55)	671	3,600	4,271	(795)	3,476	-	04/24/2003
3550 Southside Industrial Pkwy	449	1,666	134	449	1,800	2,249	(333)	1,916	-	05/04/2004
Atlanta Industrial Park	657	2,626	271	479	3,075	3,554	(837)	2,717	-	02/19/2003
Beltway 8 at West Bellfort	674	-	8,770	784	8,660	9,444	(4,861)	4,583	-	12/31/2001
Blankenship Distribution Cntr.	271	1,097	658	273	1,753	2,026	(822)	1,204	-	08/07/1998
Braker 2 Business Center	394	1,574	653	394	2,227	2,621	(793)	1,828	-	09/28/2000
Brookhollow Business Center	734	2,938	2,608	736	5,544	6,280	(2,925)	3,355	-	07/27/1995
Central Plano Business Park	1,343	5,578	930	1,344	6,507	7,851	(1,397)	6,454	-	09/28/2005
ClayPoint Distribution Park	2,413	3,117	13,920	1,433	18,017	19,450	(4,120)	15,330	-	12/31/2010
Corporate Center Park	1,027	4,114	2,905	1,027	7,019	8,046	(3,371)	4,675	-	05/23/1997
Crosspoint Warehouse	441	1,762	344	441	2,106	2,547	(685)	1,862	-	12/23/1998
Crosswinds C&D	650	5,980	400	650	6,380	7,030	(306)	6,724	-	05/26/2010
Enterchange at Northlake A	4,051	7,804	359	1,624	10,590	12,214	(1,309)	10,905	(5,388)	04/20/2007
Enterchange at Walthall D	3,190	7,618	7,917	2,374	16,351	18,725	(2,563)	16,162	(6,595)	04/20/2007
Freeport Business Center	3,196	10,032	1,425	3,203	11,450	14,653	(2,109)	12,544	(7,040)	07/22/2005
Freeport Commerce Center	598	2,918	698	1,536	2,678	4,214	(685)	3,529	-	11/29/2006

Schedule III

(Continued)

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)(2)	Accumulated Depreciation (2)	Total Costs, Net of Accumulated Depreciation	Encumbrances (3)	Date of Acquisition / Construction
Hopewell Industrial Center	$926	$8,074	$345	$2,740	$6,605	$9,345	$(876)	$8,469	$(3,715)	11/03/2006
Houston Cold Storage Warehouse	1,087	4,347	1,988	1,072	6,350	7,422	(2,528)	4,894	-	06/12/1998
Interwest Business Park	1,449	5,795	1,700	1,461	7,483	8,944	(2,754)	6,190	-	12/22/2000
ISOM Business Center	2,661	6,699	998	2,662	7,696	10,358	(1,486)	8,872	-	10/24/2005
Jupiter Business Center	588	2,353	1,027	588	3,380	3,968	(1,571)	2,397	-	07/27/1999
Jupiter Business Park	2,684	6,097	528	2,684	6,625	9,309	(279)	9,030	-	08/10/2010
Kempwood Industrial Park	734	3,044	147	129	3,796	3,925	(1,484)	2,441	(2,482)	08/27/1996
Kennesaw 75	3,012	7,659	451	3,007	8,115	11,122	(1,565)	9,557	(5,227)	02/23/2005
Lakeland Industrial Center	3,265	13,059	1,894	3,266	14,952	18,218	(4,939)	13,279	(12,394)	12/06/2001
Lakeland Interstate Bus. Park	1,526	9,077	(235)	547	9,821	10,368	(1,304)	9,064	(4,910)	01/11/2007
Manana / 35 Business Center	1,323	5,293	2,816	1,315	8,117	9,432	(3,188)	6,244	-	07/27/1999
McGraw Hill Distribution Ctr	3,155	18,906	2	3,157	18,906	22,063	(2,797)	19,266	-	02/14/2006
Midpoint I-20 Distrib. Center	1,254	7,070	5,463	2,820	10,967	13,787	(1,927)	11,860	-	10/13/2006
Midway Business Center	1,078	4,313	1,865	1,078	6,178	7,256	(2,646)	4,610	-	07/27/1999
Newkirk Business Center	686	2,745	860	686	3,605	4,291	(1,498)	2,793	-	07/27/1999
Northeast Crossing	392	1,568	1,341	350	2,951	3,301	(1,458)	1,843	-	07/27/1999
Oak Hill Business Park	1,294	5,279	1,753	1,299	7,027	8,326	(2,425)	5,901	-	10/18/2001
O’Connor Road Business Park	1,028	4,110	1,396	1,029	5,505	6,534	(1,919)	4,615	-	12/22/2000
Railwood	7,072	7,965	(1,297)	2,870	10,870	13,740	(4,834)	8,906	(6,302)	12/31/1975
Randol Mill Place	371	1,513	760	372	2,272	2,644	(1,113)	1,531	-	12/31/1998
Red Bird	406	1,622	322	406	1,944	2,350	(750)	1,600	-	09/29/1998
Regal Distribution Center	801	3,208	1,609	806	4,812	5,618	(1,742)	3,876	-	04/17/1998
Riverview Distribution Center	1,518	9,613	257	1,521	9,867	11,388	(1,226)	10,162	(3,234)	08/10/2007
Rutland 10 Business Center	738	2,951	566	739	3,516	4,255	(1,229)	3,026	-	09/28/2000
Sherman Plaza Business Park	705	2,829	2,138	710	4,962	5,672	(2,667)	3,005	-	04/01/1999
Southpark 3075	1,251	8,385	15	1,213	8,438	9,651	(924)	8,727	-	10/03/2007
Southpark A, B, C	1,079	4,375	1,129	1,080	5,503	6,583	(1,828)	4,755	-	09/28/2000
Southpoint	4,167	10,967	1,353	4,168	12,319	16,487	(2,074)	14,413	-	12/29/2005
Southpoint Business Center	597	2,392	1,176	600	3,565	4,165	(1,462)	2,703	-	05/20/1999
Southport Business Park 5	562	2,172	1,425	562	3,597	4,159	(1,469)	2,690	(2,584)	12/23/1998
Space Center Industrial Park	1,036	4,143	1,844	1,025	5,998	7,023	(2,274)	4,749	-	05/29/1998
Stonecrest Business Center	601	2,439	1,941	601	4,380	4,981	(2,243)	2,738	-	06/03/1997
Tampa East Ind. Portfolio	5,424	18,155	1,486	5,409	19,656	25,065	(3,380)	21,685	-	11/21/2005
Town and Country Commerce Ctr	4,188	9,628	(532)	4,311	8,973	13,284	(1,017)	12,267	(4,934)	06/29/2007
West Loop Bus Park - Freezer	253	3,593	(603)	76	3,167	3,243	(2,183)	1,060	-	09/13/1974
West Loop Commerce Center	2,203	1,672	(496)	527	2,852	3,379	(2,429)	950	-	12/14/1981
West-10 Business Center	-	3,125	2,595	-	5,720	5,720	(4,425)	1,295	-	08/28/1992
West-10 Business Center II	414	1,662	1,221	389	2,908	3,297	(1,345)	1,952	-	08/20/1997
Westgate Business Center	1,472	3,471	2,591	1,470	6,064	7,534	(2,209)	5,325	-	12/12/2003
Westlake 125	1,174	6,630	230	1,066	6,968	8,034	(829)	7,205	-	10/03/2007
Wirt Road & I10	1,003	-	45	1,048	-	1,048	-	1,048	-	05/24/2007

	86,636	293,390	86,173	78,785	387,414	466,199	(108,726)	357,473	(64,805)

Schedule III

(Continued)

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)(2)	Accumulated Depreciation (2)	Total Costs, Net of Accumulated Depreciation	Encumbrances (3)	Date of Acquisition / Construction
Other:
1919 North Loop West	$1,334	$8,451	$11,224	$1,337	$19,672	$21,009	$(5,033)	$15,976	$-	12/05/2006
Citadel Building	3,236	6,168	7,827	534	16,697	17,231	(13,134)	4,097	-	12/30/1975
Phoenix Office Building	1,696	3,255	965	1,773	4,143	5,916	(722)	5,194	-	01/31/2007

	6,266	17,874	20,016	3,644	40,512	44,156	(18,889)	25,267	-
Land Held/Under Development:
Ambassador Parcel D- Land	98	-	-	98	-	98	-	98	-	10/26/2007
Citadel Drive at Loop 610	3,747	-	(239)	3,508	-	3,508	-	3,508	-	12/30/1975
Crabtree Towne Center	18,810	54	(8,636)	10,219	9	10,228	-	10,228	-	01/31/2007
Cullen Blvd. at East Orem-Land	172	-	(122)	50	-	50	-	50	-	02/24/1975
Curry Ford Road	1,878	7	(14)	1,870	1	1,871	-	1,871	-	10/05/2007
Dacula Market	1,353	104	2,021	1,411	2,067	3,478	-	3,478	-	05/12/2011
Decatur 215	32,525	8,200	(27,968)	11,612	1,145	12,757	-	12,757	-	12/26/2007
Festival Plaza	751	6	156	912	1	913	-	913	-	12/08/2006
Gladden Farms	1,619	4	(155)	1,385	83	1,468	-	1,468	-	08/21/2007
Hilltop Village Center	3,196	7,234	701	3,307	7,824	11,131	-	11,131	-	11/17/2011
Mainland Mall- 1 & 2-Land	321	-	(86)	235	-	235	-	235	-	11/29/1967
Mohave Crossroads	1,080	-	571	1,516	135	1,651	-	1,651	-	06/12/2007
North Towne Plaza	6,646	99	5,259	7,193	4,811	12,004	(255)	11,749	-	12/27/2006
NW Freeway at Gessner- Land	5,052	-	(4,218)	834	-	834	-	834	-	11/16/1972
Palm Coast Center- Land	2,101	18	(1,334)	779	6	785	-	785	-	04/13/2011
Ridgeway Trace	26,629	544	19,401	16,369	30,205	46,574	(2,235)	44,339	-	11/09/2006
River Point at Sheridan	28,898	4,042	1,035	15,664	18,311	33,975	(1,529)	32,446	(6,720)	04/01/2010
River Pointe Venture	2,874	-	(2,063)	811	-	811	-	811	-	08/04/2004
Rock Prairie Marketplace	2,364	-	(976)	1,388	-	1,388	-	1,388	-	05/15/2006
Shreveport	356	-	(112)	244	-	244	-	244	-	05/22/1973
South Fulton Crossing	14,373	154	(10,968)	3,100	459	3,559	(1)	3,558	-	01/10/2007
Stanford Court	693	-	(303)	390	-	390	-	390	-	04/20/1981
Stevens Ranch	36,939	46	(7,803)	29,178	4	29,182	-	29,182	-	05/16/2007
Surf City Crossing	3,220	52	7,480	5,421	5,331	10,752	(245)	10,507	-	12/06/2006
The Shoppes @ Wilderness Oaks	11,081	50	1,461	12,586	6	12,592	-	12,592	-	06/19/2008
The Shoppes at Caveness Farms	7,235	135	(703)	6,488	179	6,667	-	6,667	-	01/17/2006
The Shoppes at Parkwood Ranch	1,236	-	51	1,259	28	1,287	-	1,287	-	01/02/2007
Tomball Marketplace	9,616	262	18,816	8,600	20,094	28,694	(1,806)	26,888	-	04/12/2006
Undev. Land Epic	1,980	-	799	2,649	130	2,779	-	2,779	-	04/09/2008
Village Shopping Center	64	714	(689)	89	-	89	-	89	-	12/31/2002
Waterford Village	5,830	-	9,225	5,215	9,840	15,055	(2,029)	13,026	-	06/11/2004
West 11th @ Loop 610	1,667	-	8	1,675	-	1,675	-	1,675	-	12/14/1981
Westover Square	4,435	20	(1,174)	3,281	-	3,281	-	3,281	-	08/01/2006
Westwood Center	10,497	36	7,282	6,018	11,797	17,815	(1,301)	16,514	-	01/26/2007
Whole Foods @ Carrollwood	2,772	126	397	2,870	425	3,295	-	3,295	-	09/30/2011
Wilcrest/Bissonnet-Land	7,228	-	(7,019)	209	-	209	-	209	-	11/10/1980
York Plaza	162	-	(45)	117	-	117	-	117	-	08/28/1972

	259,498	21,907	36	168,550	112,891	281,441	(9,401)	272,040	(6,720)
Balance of Portfolio (not to exceed 5% of total)	320	10	70,477	6,681	64,126	70,807	(25,905)	44,902	-

Total of Portfolio	$1,191,221	$2,757,892	$834,174	$1,087,521	$3,695,766	$4,783,287	$(1,081,051)	$3,702,236	$(972,208)

(1)	The tax basis of our net fixed asset exceeds the book value by approximately $37 million at December 31, 2011.
(2)	Totals include property held for sale at December 31, 2011.
(3)

Encumbrances do not include $38.6 million outstanding under fixed-rate mortgage debt associated with five properties each held in a tenancy-in-common arrangement and $10.1 million of non-cash debt related items.

Depreciation is computed using the straight-line method, generally over estimated useful lives of 18-40 years for buildings and 10-20 years for parking lot surfacing and equipment. Tenant and leasehold improvements are depreciated over the remaining life of the lease or the useful life whichever is shorter.

The changes in total cost of the properties were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$4,777,794	$4,658,396	$4,915,472
Additions at cost	180,956	195,499	97,557
Retirements or sales	(123,252)	(70,924)	(316,910)
Property held for sale	(94,761)	-	-
Impairment loss	(52,211)	(5,177)	(37,723)

Balance at end of year	$4,688,526	$4,777,794	$4,658,396

The changes in accumulated depreciation were as follows (in thousands):

	00000000	00000000	00000000
	Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$971,249	$856,281	$812,323
Additions at cost	133,220	127,238	123,062
Retirements or sales	(23,418)	(12,270)	(79,104)
Property held for sale	(21,520)	-	-

Balance at end of year	$1,059,531	$971,249	$856,281

Schedule IV

WEINGARTEN REALTY INVESTORS

MORTGAGE LOANS ON REAL ESTATE

DECEMBER 31, 2011

(Amounts in thousands)

	State	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgages	Carrying Amount of Mortgages (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest
SHOPPING CENTERS:
FIRST MORTGAGES:
363-410 Burma, LLC	TN	6.50%	12-01-2012	$213 Annual P&I	$2,353	$2,353	-
WRI-SRP Cole Park Plaza, LLC	NC	5.66%	03-31-2012	At Maturity	6,200	6,200	-
College Park Realty Company	NV	7.00%	10-31-2053	At Maturity	3,410	3,410	-
American National Insurance Company	TX	5.95%	01-01-2014	$136 Annual P&I	1,455	1,455	-
SHOPPING CENTERS:
CONSTRUCTION LOANS:
WRI Alliance Riley Venture-Tranche A	CA	5.53%	01-01-2013	$4,200 Annual P&I	56,514	56,514	-
WRI Alliance Riley Venture-Tranche B	CA	10.00%	01-01-2013	$204 Annual P&I	1,404	1,404	-
Weingarten I-4 Clermont Landing, LLC	FL	2.95%	06-30-2014	$803 Annual P&I	13,594	13,594	-
Weingarten Miller Buckingham, LLC (2)	CO	2.75%	02-21-2012	At Maturity	17,809	17,809	-
Weingarten Miller Equiwest Salt Lake, LLC	UT	2.75%	03-24-2012	At Maturity	15,940	15,940	-
Weingarten Miller MDH Buckingham, LLC (2)	CO	2.75%	02-21-2012	At Maturity	41,237	41,237	-

TOTAL MORTGAGE LOANS ON REAL ESTATE					$159,916	$159,916	$-

(1)	The aggregate cost at December 31, 2011 for federal income tax purposes is $159,916, and there are no prior liens to be disclosed.
(2)	In February 2012, these loans were paid. See Note 5 for additional information.

Changes in mortgage loans are summarized below (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance, Beginning of Year	$192,092	$267,222	$236,743
New Loans	-	4,912	-
Additions to Existing Loans (1)	4,161	11,961	54,007
Collections/Reductions of Principal	(14,464)	(20,124)	(23,528)
Reduction of Principal due to Business Combination (2)	(21,873)	(71,879)	-

Balance, End of Year	$159,916	$192,092	$267,222

(1)	The caption above, “Additions to Existing Loans” also includes accrued interest.
(2)

Effective April 13, 2011, we acquired our partner’s 50% interest in an unconsolidated real estate joint venture related to a development property in Palm Coast, Florida. Effective April 1, 2010, we assumed control of two 50%-owned unconsolidated real estate joint ventures related to a development project in Sheridan, Colorado, which had previously been accounted for under the equity method. The notes associated with these transactions are reported as a reduction in the preceding table for the respective years. See Note 23 for additional information.