Form 10-Q
period 2012-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2012-05-10
CIK 828916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

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

As of April 30, 2012, there were 121,193,807 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION

ITEM 1. Financial Statements

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Rentals, net	$119,747	$115,561
Other	2,724	2,546

Total	122,471	118,107

Expenses:
Depreciation and amortization	34,377	32,951
Operating	23,014	21,526
Real estate taxes, net	14,164	14,285
Impairment loss	6,852	770
General and administrative	8,307	6,536

Total	86,714	76,068

Operating Income	35,757	42,039
Interest Expense, net	(31,429)	(36,694)
Interest and Other Income, net	2,386	2,055
Gain on Sale of Real Estate Joint Venture and Partnership Interests	5,562	-
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	4,075	3,397
Benefit for Income Taxes	22	316

Income from Continuing Operations	16,373	11,113

Operating Income from Discontinued Operations	2,191	5,015
Gain on Sale of Property from Discontinued Operations	3,634	-

Income from Discontinued Operations	5,825	5,015
Gain on Sale of Property	440	1,060

Net Income	22,638	17,188
Less: Net Income Attributable to Noncontrolling Interests	(1,441)	(1,092)

Net Income Adjusted for Noncontrolling Interests	21,197	16,096
Dividends on Preferred Shares	(8,869)	(8,869)

Net Income Attributable to Common Shareholders	$12,328	$7,227

Earnings Per Common Share - Basic:
Income from continuing operations attributable to common shareholders	$0.05	$0.02
Income from discontinued operations	0.05	0.04

Net income attributable to common shareholders	$0.10	$0.06

Earnings Per Common Share - Diluted:
Income from continuing operations attributable to common shareholders	$0.05	$0.02
Income from discontinued operations	0.05	0.04

Net income attributable to common shareholders	$0.10	$0.06

Comprehensive Income:
Net Income	$22,638	$17,188
Net unrealized gain on derivatives	16	111
Amortization of loss on derivatives	659	619

Comprehensive Income	23,313	17,918
Comprehensive Income Attributable to Noncontrolling Interests	(1,441)	(1,092)

Comprehensive Income Adjusted for Noncontrolling Interests	$21,872	$16,826

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Property	$4,263,222	$4,688,526
Accumulated Depreciation	(981,443)	(1,059,531)
Property Held for Sale, net	414,413	73,241

Property, net *	3,696,192	3,702,236
Investment in Real Estate Joint Ventures and Partnerships, net	338,332	341,608

Total	4,034,524	4,043,844
Notes Receivable from Real Estate Joint Ventures and Partnerships	92,216	149,204
Unamortized Debt and Lease Costs, net	117,346	115,191
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $12,244 in 2012 and $11,301 in 2011) *	69,702	86,530
Cash and Cash Equivalents *	18,024	13,642
Restricted Deposits and Mortgage Escrows	9,834	11,144
Other, net	170,895	168,671

Total Assets	$4,512,541	$4,588,226

LIABILITIES AND EQUITY
Debt, net *	$2,497,561	$2,531,837
Accounts Payable and Accrued Expenses	95,436	124,888
Other, net	115,285	107,919

Total Liabilities	2,708,282	2,764,644

Commitments and Contingencies

Equity:
Shareholders’ Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000	3	3
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2012 and 2011; liquidation preference $75,000
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2012 and 2011; liquidation preference $72,500	1	1
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 140 shares issued and outstanding in 2012 and 2011; liquidation preference $350,000	4	4
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 121,113 in 2012 and 120,844 in 2011	3,649	3,641
Additional Paid-In Capital	1,989,198	1,983,978
Net Income Less Than Accumulated Dividends	(327,296)	(304,504)
Accumulated Other Comprehensive Loss	(27,068)	(27,743)

Total Shareholders’ Equity	1,638,491	1,655,380
Noncontrolling Interests	165,768	168,202

Total Equity	1,804,259	1,823,582

Total Liabilities and Equity	$4,512,541	$4,588,226

* Consolidated Variable Interest Entities’ Assets and Liabilities included in the above balances (See Note 17):
Property, net	$227,743	$230,159
Accrued Rent and Accounts Receivable, net	6,997	8,564
Cash and Cash Equivalents	12,148	11,382
Debt, net	278,594	279,301

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$22,638	$17,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,850	38,749
Amortization of deferred financing costs and debt discount	264	694
Impairment loss	10,023	1,225
Equity in earnings of real estate joint ventures and partnerships, net	(4,075)	(3,397)
Gain on sale of property	(4,074)	(1,060)
Gain on sale of real estate joint venture and partnership interests	(5,562)	-
Distributions of income from real estate joint ventures and partnerships, net	601	385
Changes in accrued rent and accounts receivable, net	16,703	19,961
Changes in other assets, net	(5,503)	(4,389)
Changes in accounts payable, accrued expenses and other liabilities, net	(27,524)	(44,167)
Other, net	2,771	2,844

Net cash provided by operating activities	45,112	28,033

Cash Flows from Investing Activities:
Acquisition of real estate and land	(20,135)	(18,881)
Development and capital improvements	(18,633)	(15,391)
Proceeds from sale of property and real estate equity investments, net	13,629	2,573
Change in restricted deposits and mortgage escrows	1,106	(10,746)
Notes receivable from real estate joint ventures and partnerships and other receivables:
Advances	(79)	(1,821)
Collections	59,897	2,041
Real estate joint ventures and partnerships:
Investments	(5,518)	(93)
Distributions of capital	3,347	4,141

Net cash provided by (used in) investing activities	33,614	(38,177)

Cash Flows from Financing Activities:
Proceeds from issuance of:
Common shares of beneficial interest, net	458	1,510
Principal payments of debt	(31,204)	(5,098)
Changes in unsecured revolving credit facilities	3,500	63,000
Common and preferred dividends paid	(43,333)	(41,391)
Debt issuance costs paid	(70)	(97)
Distributions to noncontrolling interests	(3,756)	(4,438)
Contributions from noncontrolling interests	-	1,600
Other, net	61	(27)

Net cash (used in) provided by financing activities	(74,344)	15,059

Net increase in cash and cash equivalents	4,382	4,915
Cash and cash equivalents at January 1	13,642	23,859

Cash and cash equivalents at March 31	$18,024	$28,774

Interest paid during the period (net of amount capitalized of $783 and $337, respectively)	$40,836	$48,360

Income taxes paid during the period	$-	$177

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In thousands, except per share amounts)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2011	$8	$3,630	$1,969,905	$(151,780)	$(21,774)	$180,268	$1,980,257
Net income				16,096		1,092	17,188
Shares issued under benefit plans		6	3,824				3,830
Dividends declared – common shares (1)				(33,178)			(33,178)
Dividends declared – preferred shares (2)				(8,213)			(8,213)
Distributions to noncontrolling interests						(4,438)	(4,438)
Contributions from noncontrolling interests						1,600	1,600
Other comprehensive income					730		730
Other, net			2,233	(656)		(1,775)	(198)

Balance, March 31, 2011	$8	$3,636	$1,975,962	$(177,731)	$(21,044)	$176,747	$1,957,578

Balance, January 1, 2012	$8	$3,641	$1,983,978	$(304,504)	$(27,743)	$168,202	$1,823,582
Net income				21,197		1,441	22,638
Shares issued under benefit plans		8	4,707				4,715
Dividends declared – common shares (1)				(35,120)			(35,120)
Dividends declared – preferred shares (2)				(8,213)			(8,213)
Distributions to noncontrolling interests						(3,756)	(3,756)
Other comprehensive income					675		675
Other, net			513	(656)		(119)	(262)

Balance, March 31, 2012	$8	$3,649	$1,989,198	$(327,296)	$(27,068)	$165,768	$1,804,259

(1)	Common dividend per share was $.290 and $.275 for the three months ended March 31, 2012 and 2011, respectively.
(2)	Series D, E and F preferred dividend per share was $12.66, $43.44 and $40.63, respectively, for both the three months ended March 31, 2012 and 2011.

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

We operate a portfolio of properties that include neighborhood and community shopping centers and industrial properties of approximately 74.1 million square feet. We have a diversified tenant base with our largest tenant comprising only 3.4% of total rental revenues during the first quarter of 2012.

We currently operate, and intend to operate in the future, as a REIT.

Basis of Presentation

Our consolidated financial statements include the accounts of our subsidiaries, certain partially owned real estate joint ventures or partnerships and variable interest entities (“VIEs”) which meet the guidelines for consolidation. All intercompany balances and transactions have been eliminated.

The condensed consolidated financial statements included in this report are unaudited; however, amounts presented in the condensed consolidated balance sheet as of December 31, 2011 are derived from our audited financial statements at that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and certain information included in our annual financial statements and notes has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our restricted deposits and mortgage escrows consists of the following (in thousands):

	March 31, 2012	December 31, 2011

Restricted cash	$3,445	$3,169
Mortgage escrows	6,389	7,975

Total	$9,834	$11,144

Accumulated Other Comprehensive Loss

Our accumulated other comprehensive loss consists of the following (in thousands):

	March 31,	December 31,
	2012	2011
Derivatives	$9,341	$10,016
Retirement liability	17,727	17,727

Total	$27,068	$27,743

Reclassifications

The reclassification of prior years’ operating results for certain properties classified as discontinued operations was made to conform to the current year presentation (see Note 10 for additional information). Also, in our Condensed Consolidated Statements of Cash Flows to conform to the current year presentation, prior years’ distribution to noncontrolling interests and contributions from noncontrolling interests was reclassified from other, net, and the acquisition of real estate and land was reclassified from development and capital improvements (which was previously titled investment in property). These reclassifications had no impact on previously reported net income, earnings per share, the consolidated balance sheet or cash flows.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”), “Presentation of Comprehensive Income,” which amends previous guidance by requiring all nonowner changes in equity to be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, an entity will be required to present on the face of the financial statements, reclassification adjustments for items reclassified from other comprehensive income to net income. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which primarily defers the provision of ASU 2011-05 requiring the presentation on the face of the financial statements other comprehensive income reclassification adjustments. All other provisions of ASU 2011-05 are effective for us at January 1, 2012. Our early adoption of this update as of December 31, 2011, did not materially impact our consolidated financial statements.

Note 3.	Property

Our property consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Land	$854,805	$918,627
Land held for development	125,435	124,528
Land under development	18,493	20,281
Buildings and improvements	3,201,315	3,557,173
Construction in-progress	63,174	67,917

Total	$4,263,222	$4,688,526

The following carrying charges were capitalized (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Interest	$783	$337
Real estate taxes	123	11

Total	$906	$348

During the three months ended March 31, 2012, we acquired one shopping center and other retail property for approximately $19.4 million.

During the three months ended March 31, 2012, we sold four shopping centers and other retail property. We also assigned a 75% consolidated joint venture interest to our partner. Aggregate gross sales proceeds including the assumption of debt from these transactions totaled $16.2 million and generated gains of $4.1 million.

Also, sixty and seven properties totaling $536.6 million and $94.8 million before accumulated depreciation have been classified as held for sale as of March 31, 2012 and December 31, 2011, respectively. See Note 10 for additional information.

Note 4.	Investment in Real Estate Joint Ventures and Partnerships

We own interests in real estate joint ventures or limited partnerships and have tenancy-in-common interests in which we exercise significant influence, but do not have financial and operating control. We account for these investments using the equity method, and our interests range from 10% to 75% for the 2012 periods presented and 7.8% to 75% for the 2011 periods presented. Combined condensed financial information of these ventures (at 100%) is summarized as follows (in thousands):

	March 31,	December 31,
	2012	2011
Combined Condensed Balance Sheets
Property	$2,024,964	$2,108,745
Accumulated depreciation	(297,029)	(296,496)

Property, net	1,727,935	1,812,249

Other assets, net	170,266	173,130

Total	$1,898,201	$1,985,379

Debt, net (primarily mortgages payable)	$554,038	$556,920
Amounts payable to Weingarten Realty Investors and affiliates	109,599	170,007
Other liabilities, net	41,253	41,907

Total	704,890	768,834

Accumulated equity	1,193,311	1,216,545

Total	$1,898,201	$1,985,379

	Three Months Ended
	March 31,
	2012	2011
Combined Condensed Statements of Operations
Revenues, net	$49,847	$51,326

Expenses:
Depreciation and amortization	16,136	17,631
Interest, net	9,086	9,264
Operating	8,625	8,894
Real estate taxes, net	6,238	6,478
General and administrative	361	1,092
Provision for income taxes	73	85
Impairment loss	-	2,058

Total	40,519	45,502

Loss on sale of property	-	(21)

Net income	$9,328	$5,803

Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differences, which arose upon the transfer of certain assets to the joint ventures. The net basis differences, which totaled $5.7 million and $7.5 million at March 31, 2012 and December 31, 2011, respectively, are generally amortized over the useful lives of the related assets.

At March 31, 2011, our real estate joint ventures and partnerships determined that the carrying amount of certain properties was not recoverable and that the properties should be written down to fair value. For the three months ended March 31, 2011, our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $2.1 million. There was no impairment recorded for the three months ended March 31, 2012.

Fees earned by us for the management of these real estate joint ventures and partnerships totaled $1.7 million and $1.6 million for the three months ended March 31, 2012 and 2011, respectively.

In February 2012, we sold a 47.8% unconsolidated joint venture interest in a Colorado development project to our partner with gross sales proceeds totaling $29.1 million, which includes the assumption of our share of debt, generating a gain of $3.5 million.

In April 2011, we acquired a 50%-owned unconsolidated real estate joint venture interest in three shopping centers for approximately $11.6 million. We also acquired our partner’s 50% unconsolidated joint venture interest in a Florida development property that we had previously accounted for under the equity method. This transaction resulted in the consolidation of the property in our consolidated financial statements.

Note 5.	Notes Receivable from Real Estate Joint Ventures and Partnerships

We have ownership interests in a number of real estate joint ventures and partnerships. Notes receivable from these entities bear interest ranging from approximately 2.9% to 10% at March 31, 2012 and 2.8% to 10.0% at December 31, 2011. These notes are due at various dates through 2014 and are generally secured by underlying real estate assets.

We believe these notes are fully collectible, and no allowance has been recorded. Interest income recognized on these notes was $.7 million and $.9 million for the three months ended March 31, 2012 and 2011, respectively.

In February 2012, we received $59.2 million in payment of our notes receivable from real estate joint ventures and partnerships, in conjunction with the sale of our interest in an unconsolidated real estate joint venture. See Note 15 for additional information.

In April 2011, we eliminated $21.9 million of our notes receivable from real estate joint ventures and partnerships upon the purchase of our partner’s 50% unconsolidated joint venture interest in a Florida development property.

Note 6.	Debt

Our debt consists of the following (in thousands):

	March 31,	December 31,
	2012	2011
Debt payable to 2038 at 1.5% to 8.8%	$2,230,979	$2,268,668
Debt service guaranty liability	74,075	74,075
Unsecured notes payable under revolving credit facilities	170,000	166,500
Obligations under capital leases	21,000	21,000
Industrial revenue bonds payable to 2015 at 2.4%	1,507	1,594

Total	$2,497,561	$2,531,837

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	March 31,	December 31,
	2012	2011
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$1,981,494	$2,014,834
Variable-rate debt	516,067	517,003

Total	$2,497,561	$2,531,837

As to collateralization:
Unsecured debt	$1,513,184	$1,510,932
Secured debt	984,377	1,020,905

Total	$2,497,561	$2,531,837

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

The following table discloses certain information regarding our unsecured notes payable under our revolving credit facilities (in thousands, except percentages):

	March 31,	December 31,
	2012	2011
Unsecured revolving credit facility:
Balance outstanding	$170,000	$145,000
Available balance	326,571	351,571
Letter of credit outstanding under facility	3,429	3,429
Variable interest rate (excluding facility fee)	1.3%	1.3%
Unsecured and uncommitted overnight facility:
Balance outstanding	$-	$21,500
Variable interest rate	-	1.5%
Both facilities:
Maximum balance outstanding during the year	$180,000	$330,700
Weighted average balance	142,932	151,814
Weighted average interest rate (excluding facility fee)	1.3%	1.5%

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4 is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040, as extended by the Sheridan Redevelopment Agency (“Agency”) in April 2011. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. For both periods ended at March 31, 2012 and December 31, 2011, we had $74.1 million outstanding for the debt service guaranty liability.

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

Various leases and properties, and current and future rentals from those lease and properties, collateralize certain debt. At March 31, 2012 and December 31, 2011, the carrying value of such property aggregated $1.7 billion for both periods.

Scheduled principal payments on our debt (excluding $170.0 million due under our revolving credit facilities, $21.0 million of certain capital leases, $10.3 million fair value of interest rate contracts, $1.6 million net premium/(discount) on debt, $10.0 million of non-cash debt-related items, and $74.1 million debt service guaranty liability) are due during the following years (in thousands):

2012 remaining	$460,652
2013	315,211
2014	473,968
2015	243,790
2016	231,661
2017	142,096
2018	64,441
2019	153,724
2020	3,746
2021	2,763
Thereafter (1)	118,575

Total	$2,210,627

(1)	Includes $54.1 million of our 3.95% convertible senior unsecured notes outstanding due 2026, which may be called by us at any time and have future put options in 2016 and 2021.

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We believe we were in compliance with our public debt and revolving credit facility covenants as of March 31, 2012.

Note 7.	Derivatives and Hedging

The fair value of all our interest rate contracts was reported as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
March 31, 2012	Other Assets, net	$10,281	Other Liabilities, net	$652
December 31, 2011	Other Assets, net	10,816	Other Liabilities, net	674

Cash Flow Hedges:

As of March 31, 2012 and December 31, 2011, we had three active interest rate contracts designated as cash flow hedges with an aggregate notional amount of $26.9 million and $27.1 million, respectively. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.

As of March 31, 2012 and December 31, 2011, the balance in accumulated other comprehensive loss relating to cash flow interest rate contracts was $9.3 million and $10.0 million, respectively, and will be reclassified to net interest expense as interest payments are made on our fixed-rate debt. Within the next 12 months, approximately $2.9 million of the balance in accumulated other comprehensive loss is expected to be amortized to net interest expense related to settled interest rate contracts.

Summary of cash flow interest rate contract hedging activity is as follows (in thousands):

Derivatives Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended March 31, 2012	$(16)	Interest expense, net	$(659)	Interest expense, net	$-
Three Months Ended March 31, 2011	(118)	Interest expense, net	(619)	Interest expense, net	7

Fair Value Hedges:

As of March 31, 2012 and December 31, 2011, we had four interest rate contracts, maturing through October 2017, with an aggregate notional amount of $119.0 million and $119.3 million, respectively, that were designated as fair value hedges and convert fixed interest payments at rates from 4.2% to 7.5% to variable interest payments ranging from .5% to 4.3%. We have determined that our fair value hedges are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in interest rates.

A summary of the changes in fair value of our interest rate contracts is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Gain (Loss) Recognized in Income
Three Months Ended March 31, 2012:
Interest expense, net	$(530)	$530	$-

Three Months Ended March 31, 2011:
Interest expense, net	(1,505)	1,505	-

A summary of our fair value interest rate contract hedges impact on net income is as follows (in thousands):

Derivatives Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended March 31, 2012	Interest expense, net	$(471)	Interest expense, net	$-

Three Months Ended March 31, 2011	Interest expense, net	(470)	Interest expense, net	-

Note 8.	Noncontrolling Interests

The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income adjusted for noncontrolling interests	$21,197	$16,096
Transfers from the noncontrolling interests:
Net increase in equity for the acquisition of noncontrolling interests	-	1,673

Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$21,197	$17,769

Note 9.	Impairment

The following impairment charges were recorded on the following assets based on the difference between the carrying amount of the assets and the estimated fair value (see Note 19 for additional fair value information) (in thousands):

	Three Months Ended March 31,
	2012	2011
Continuing operations:
Property marketed for sale or sold (1)	$244	$770
Investments in real estate joint ventures and partnerships (2)	6,608	-

Total reported in continuing operations	6,852	770

Discontinued operations:
Property held for sale or sold (3)	3,171	455

Total impairment charges	10,023	1,225

Other financial statement captions impacted by impairment:
Equity in loss of real estate joint ventures and partnerships, net	-	110

Net impact of impairment charges	$10,023	$1,335

(1)

These charges resulted from changes in management’s plans for these properties, primarily the marketing of these properties for sale. Also included in this caption are impairments associated with dispositions that did not qualify to be reported in discontinued operations.

(2)	Amounts reported in 2012 are based on third party offers to buy our interests in industrial real estate joint ventures.
(3)	Amounts reported in 2012 are based on third party offers.

Note 10.	Discontinued Operations

For the three months ended March 31, 2012, we sold four shopping centers, of which three were located in Texas and one in North Carolina, and we assigned a 75% consolidated joint venture interest to our partner. We classified seven shopping centers and 53 industrial properties, of which 43 are located in Texas, six each in Florida and Georgia, two in Virginia and one each in Arizona, Illinois and Tennessee, as held for sale. In April 2012, we entered into a purchase and sale agreement to sell a portfolio of 52 wholly-owned industrial properties in order to exit the industrial real estate market and further align and strengthen our position solely as a retail REIT. As of March 31, 2012, the 60 properties classified as held for sale consisted of property and accumulated depreciation totaling $536.6 million and $122.2 million, respectively.

During 2011, we sold three industrial properties, of which two were located in Georgia and one in Texas, and eight shopping centers, of which five were located in Texas and one each in Florida, Kansas and North Carolina. As of December 31, 2011, we classified as held for sale seven shopping centers with a net book value of $73.2 million, of which three were located in Texas and one each in Arizona, Florida, Illinois and North Carolina.

Included in the Condensed Consolidated Balance Sheet at December 31, 2011 were $558.2 million of property and $129.0 million of accumulated depreciation related to retail and industrial properties that were either sold during 2012 or classified as held for sale as of March 31, 2012.

The operating results of these properties, which includes the 60 properties held for sale, have been reclassified and reported as discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues, net	$15,179	$17,019

Depreciation and amortization	(4,473)	(5,798)
Operating expenses	(2,701)	(2,944)
Real estate taxes, net	(2,482)	(2,635)
Impairment loss	(3,171)	(455)
General and administrative	(14)	(20)
Interest expense, net	(147)	(152)

Operating income from discontinued operations	2,191	5,015

Gain on sale of property from discontinued operations	3,634	-

Income from discontinued operations	$5,825	$5,015

We do not allocate other consolidated interest to discontinued operations because the interest savings to be realized from the proceeds of the sale of these operations is not material.

Note 11.	Cash Flow Information

Non-cash investing and financing activities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Accrued property construction costs	$6,933	$3,862
Increase in equity for the acquisition of noncontrolling interests in consolidated real estate joint ventures	-	1,673
Property acquisitions and investments in unconsolidated real estate joint ventures:
Increase (decrease) in property, net	1,647	(47)
Increase in security deposits	-	22
Sale of property and property interest:
Decrease in debt, net due to debt assumption	(3,366)	-
Decrease in restricted deposits and mortgage escrows	(204)	-
Decrease in property, net	(2,855)	-
Decrease in real estate joint ventures and partnerships - investments	(95)	-
Decrease in noncontrolling interests	(95)	-
Decrease in security deposits	(11)	-

Note 12.	Earnings Per Share

Earnings per common share – basic is computed using net income attributable to common shareholders and the weighted average number of shares outstanding. Earnings per common share – diluted include the effect of potentially dilutive securities. Income from continuing operations attributable to common shareholders includes gain on sale of property in accordance with Securities and Exchange Commission guidelines. Earnings per common share – basic and diluted components for the periods indicated are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Numerator:
Continuing Operations:
Income from continuing operations	$16,373	$11,113
Gain on sale of property	440	1,060
Net income attributable to noncontrolling interests	(1,441)	(1,092)
Preferred share dividends	(8,869)	(8,869)

Income from continuing operations attributable to common shareholders – basic and diluted	$6,503	$2,212

Discontinued Operations:
Income from discontinued operations attributable to common shareholders – basic and diluted	$5,825	$5,015

Denominator:
Weighted average shares outstanding – basic	120,481	120,142
Effect of dilutive securities:
Share options and awards	960	959

Weighted average shares outstanding – diluted	121,441	121,101

Anti-dilutive securities of our common shares, which are excluded from the calculation of net income per common share – diluted are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Share options (1)	3,147	2,873
Operating partnership units	1,584	1,644

Total anti-dilutive securities	4,731	4,517

(1)	Exclusion results as exercise prices were greater than the average market price for each respective period.

Note 13.	Share Options and Awards

In November 2011, we announced changes to the long-term incentive program under our Amended and Restated 2010 Long-Term Incentive Plan. Future grants of awards will incorporate service-based and two market-based measures for restricted share awards to promote share ownership among the participants and to emphasize the importance of total shareholder return. The terms of each grant vary depending upon the participant's responsibilities and position within the Company. We categorize these share awards as either service-based share awards or market-based share awards. All awards were valued at the fair market value on the date of grant and earn dividends throughout the vesting period. Compensation expense is measured at the grant date and recognized over the vesting period. All share awards are awarded subject to the participant’s ongoing employment with us.

The share awards are subject to a three-year cliff vesting basis. Service-based share and market-based share awards are subject to the achievement of select performance goals as follows:

•

Service-based awards vest upon the third anniversary of the grant date. These grants are subject only to continued employment and not dependent on future performance measures. Accordingly, if such vesting criteria are not met, compensation cost previously recognized would be reversed.

•

Market-based awards vest based upon the performance metrics at the end of a three-year period. These awards are based 50% on our three-year relative total shareholder return (“TSR”) as compared to the FTSE NAREIT U.S. Shopping Center Index. The other 50% is tied to our three-year absolute TSR. At the end of a three year period, the performance measures are analyzed; the actual number of shares earned is determined and the earned shares vest. The probability of meeting the market criteria is considered when calculating the estimated fair market value on the date of grant using a Monte Carlo simulation. These awards are accounted for as awards with market criteria, with compensation cost recognized over the service period, regardless of whether the market criteria are achieved and the awards are ultimately earned and vest.

The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Three Months Ended March 31, 2012
	Minimum	Maximum
Dividend yield	0%	4.4%
Expected volatility	27.7%	51.6%
Expected life (in years)	-	3
Risk-free interest rate	.1%	.4%

A summary of the status of unvested restricted share awards for the three months ended March 31, 2012 is as follows:

	Unvested Restricted Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2012	407,328	$20.43
Granted:
Service-based awards	129,813	24.91
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	57,650	26.45
Market-based awards relative to three-year absolute TSR	57,650	27.65
Vested	(90,391)	19.37
Forfeited	(114)	24.91

Outstanding, March 31, 2012	561,936	$23.00

As of March 31, 2012 and December 31, 2011, there was approximately $7.3 million and $5.0 million of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 2.6 years and 2.3 years, respectively.

Note 14.	Employee Benefit Plans

We sponsor a noncontributory qualified retirement plan and a separate and independent nonqualified supplemental retirement plan for certain employees. The components of net periodic benefit cost for both plans are as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Service cost	$898	$1,142
Interest cost	1,098	1,166
Expected return on plan assets	(1,102)	(820)
Prior service cost	(58)	(49)
Recognized loss	389	311

Total	$1,225	$1,750

Subsequent to March 31, 2012 and 2011, we contributed $2.5 million and $2.2 million, respectively, to the qualified retirement plan. Currently, we do not anticipate making any additional contributions to this plan during 2012.

Note 15.	Related Parties

Through our management activities and transactions with our real estate joint ventures and partnerships, we had net accounts receivable of $1.8 million and $2.2 million outstanding as of March 31, 2012 and December 31, 2011, respectively. We also had accounts payable and accrued expenses of $7.8 million and $8.2 million outstanding as of March 31, 2012 and December 31, 2011, respectively. For the three months ended March 31, 2012 and 2011, we recorded joint venture fee income of $1.7 million and $1.6 million, respectively.

In February 2012, we sold our 47.8% unconsolidated joint venture interest in a Colorado development project to our partner with gross sales proceeds totaling $29.1 million, which includes the assumption of our share of debt, generating a gain of $3.5 million.

Note 16.	Commitments and Contingencies

As of March 31, 2012, we participate in four real estate ventures structured as DownREIT partnerships that have properties in Arkansas, California, North Carolina, Texas and Utah. As a general partner, we have operating and financial control over these ventures and consolidate them in our consolidated financial statements. These ventures allow the outside limited partners to exchange their interest in the partnership for our common shares or an equivalent amount in cash. We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. No common shares were issued in exchange for any of these interests for the three months ended March 31, 2012 and 2011. The aggregate redemption value of these interests was approximately $42 million and $35 million as of March 31, 2012 and December 31, 2011, respectively.

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

During 2011, we filed a lawsuit against our joint venture partner in connection with a development project in Sheridan, Colorado for failure to perform on the joint venture’s past due intercompany note payable to us, which has been eliminated within our consolidated financial statements. We are also involved in a consolidated and two unconsolidated joint ventures with this partner. To date, we are unable to determine the outcome of the lawsuit or its potential effects on our other joint ventures with this partner.

We have entered into commitments aggregating $79.3 million comprised principally of construction contracts which are generally due in 12 to 36 months.

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

A summary of our consolidated VIEs is as follows (in thousands):

	March 31, 2012	December 31, 2011
Maximum Risk of Loss (1)	$137,912	$138,176
Assets held by VIEs	303,294	309,387
Assets held as collateral for debt	246,888	250,105

(1)	The maximum risk of loss has been determined to be limited to our guaranties of debt for each real estate joint venture.

Restrictions on the use of these assets are significant because they are collateral for the VIEs’ debt, and we would generally be required to obtain our partners’ approval in accordance with the joint venture agreements for any major transactions. Transactions with these joint ventures on our consolidated financial statements have been limited to changes in noncontrolling interests and reductions in debt from our partners’ contributions. We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required including operating cash shortfalls and unplanned capital expenditures. We have not provided any additional support to the VIEs as of March 31, 2012.

Unconsolidated VIEs:

At March 31, 2012 and December 31, 2011, two unconsolidated real estate joint ventures were determined to be VIEs through the issuance of secured loans, of which $21.3 million of debt associated with a tenancy-in-common arrangement is recorded in our Condensed Consolidated Balance Sheet, since the lenders have the ability to make decisions that could have a significant impact on the success of the entities. At December 31, 2011, we had another unconsolidated real estate joint venture with an interest in an entity, which was deemed to be a VIE since the unconsolidated joint venture provided a guaranty for the entity’s debt; however, in February 2012, our unconsolidated joint venture interest associated with these entities was sold. A summary of our unconsolidated VIEs is as follows (in thousands):

	March 31, 2012	December 31, 2011
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$30,429	$30,377
Maximum Risk of Loss (2)	33,776	75,274

(1)	The carrying amount of the investments represents our contributions to the real estate joint ventures net of any distributions made and our portion of the equity in earnings of the joint ventures.
(2)	The maximum risk of loss has been determined to be limited to our debt exposure for each real estate joint venture.

We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls and unplanned capital expenditures, under which additional contributions may be required.

Note 18.	Business Combinations

Effective April 13, 2011, we acquired our partner’s 50% interest in an unconsolidated joint venture (“Palm Coast”) related to a development property in Palm Coast, Florida, which resulted in the consolidation of this property within our shopping center segment. Management has determined that this transaction qualified as a business combination to be accounted for under the acquisition method. Accordingly, the assets and liabilities of this transaction were recorded in our Condensed Consolidated Balance Sheet at its estimated fair value as of the effective date, with any applicable partner’s share of the resulting net change included in noncontrolling interests. Fair value of assets acquired, liabilities assumed and equity interests was estimated using market-based measurements, including cash flow and other valuation techniques. The fair value measurement is based on both significant inputs for similar assets and liabilities in comparable markets and significant inputs that are not observable in the markets in accordance with our fair value measurements accounting policy. Key assumptions include third-party broker valuation estimates, discount rate of 8%, a terminal capitalization rate for similar properties, and factors that we believe market participants would consider in estimating fair value. The result of this transaction is included in our Condensed Consolidated Statements of Operations and Comprehensive Income beginning April 13, 2011.

The following table summarizes the transaction related to the business combination, including the assets acquired and liabilities assumed as indicated (in thousands):

Palm Coast April 13, 2011

Fair value of our equity interest before business combinations	$7,578

Fair value of consideration transferred	$11,462 (1)

Amounts recognized for assets and liabilities assumed:
Assets:
Property	$32,807
Unamortized debt and lease costs	2,421
Accrued rent and accounts receivable	211
Cash and cash equivalents	1,402
Other, net	694
Liabilities:
Accounts payable and accrued expenses	(137)
Other, net	(318)

Total net assets	$37,080

Noncontrolling interests of the real estate joint venture	$-

(1)	Consideration included $.5 million of cash and $11.0 million in debt reimbursement.

The following table summarizes the pro forma impact of the real estate joint venture as if Palm Coast had been consolidated on January 1, 2011, the earliest year presented, as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	Pro Forma 2012(1)	Pro Forma 2011(1)

Revenues	$122,471	$118,993
Net income	22,638	17,177
Net income attributable to common shareholders	12,328	7,216
Earnings per share – basic	.10	.06
Earnings per share – diluted	.10	.06

(1)	There are no non-recurring pro forma adjustments included within or excluded from the amounts in the preceding table.

Note 19.	Fair Value Measurements

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

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counter-party’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral, thresholds and guarantees. In conjunction with the FASB’s fair value measurement guidance, an accounting policy election was made to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2012
Assets:
Investments in grantor trusts	$16,010			$16,010
Derivative instruments:
Interest rate contracts		$10,281		10,281

Total	$16,010	$10,281	$-	$26,291

Liabilities:
Derivative instruments:
Interest rate contracts		$652		$652
Deferred compensation plan obligations	$16,010			16,010

Total	$16,010	$652	$-	$16,662

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2011
Assets:
Investments in grantor trusts	$14,693			$14,693
Derivative instruments:
Interest rate contracts		$10,816		10,816

Total	$14,693	$10,816	$-	$25,509

Liabilities:
Derivative instruments:
Interest rate contracts		$674		$674
Deferred compensation plan obligations	$14,693			14,693

Total	$14,693	$674	$-	$15,367

A reconciliation of the outstanding balance of the subordinate tax increment revenue bonds using significant unobservable inputs (Level 3) is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Outstanding, January 1, 2011	$10,700
Settlement of recalled bonds (1)	(10,700)

Outstanding, December 31, 2011	$-

(1)

Settlement of recalled bonds represents the recall of previously issued subordinated tax increment revenue bonds that were available for sale and were replaced with held to maturity subordinated tax increment revenue bonds associated with the exchange transaction in April 2011.

Nonrecurring Fair Value Measurements:

Property and Property Held for Sale Impairments

Property is reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property, including any identifiable intangible assets, site costs and capitalized interest, may not be recoverable. In such an event, a comparison is made of the current and projected operating cash flows of each such property into the foreseeable future on an undiscounted basis to the carrying amount of such property. If we conclude that an impairment may have occurred, estimated fair values are determined by management utilizing cash flow models, market capitalization rates and market discount rates, or by obtaining third-party broker valuation estimates, appraisals, bona fide purchase offers or the expected sales price of an executed sales agreement in accordance with our fair value measurements accounting policy. Market capitalization rates and market discount rates are determined by reviewing current sales of similar properties and transactions, and utilizing management’s knowledge and expertise in property marketing.

Investments in Real Estate Joint Ventures and Partnerships Impairments

The fair value of our investment in partially owned real estate joint ventures and partnerships is estimated by management based on a number of factors, including the performance of each investment, the life and other terms of the investment, holding periods, market conditions, cash flow models, market capitalization rates and market discount rates, or by obtaining third-party broker valuation estimates, appraisals and bona fide purchase offers in accordance with our fair value measurements accounting policy. Market capitalization rates and market discount rates are determined by reviewing current sales of similar properties and transactions, and utilizing management’s knowledge and expertise in property marketing. We recognize an impairment loss if we determine the fair value of an investment is less than its carrying amount and that loss in value is other than temporary.

Subordinate Tax Increment Revenue Bonds Impairment

Investments in tax increment revenue bonds are reviewed for impairment if changes in circumstances or forecasts indicate that the carrying amount may not be recoverable, and if it is uncertain if the investment will be held to maturity. In such an event, a comparison is made of the projected recoverability of cash flows from the tax increment revenue bonds to the carrying amount of each investment. If we conclude that an impairment may have occurred, fair values are determined by management utilizing third-party sales revenue projections until the maturity of the bonds and discounted cash flow models.

Assets measured at fair value on a nonrecurring basis at March 31, 2012, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Gains (Losses) (1)
Property held for sale		$39,791		$39,791	$(3,171)
Investment in real estate joint ventures and partnerships		24,231		24,231	(6,608)

Total	$-	$64,022	$-	$64,022	$(9,779)

(1)	Total gains (losses) exclude impairments on disposed assets because they are no longer held by us.

Property held for sale with a carrying amount of $42.2 million was written down to a fair value of $39.8 million less costs to sell of $.8 million, resulting in a loss of $3.2 million, which was included in discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Income for the period. Management’s estimate of the fair value of these properties was determined using bona fide purchase offers for the Level 2 inputs.

Our net investment in real estate joint ventures and partnerships with a carrying amount of $30.8 million was written down to a fair value of $24.2 million, resulting in a loss of $6.6 million, which was included in earnings for the period. Management’s estimate of the fair value of this investment was determined using the weighted average of the bona fide purchase offers received for the Level 2 inputs.

Assets measured at fair value on a nonrecurring basis at December 31, 2011, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Gains (Losses) (1)
Property		$389	$98,207	$98,596	$(36,907)
Property held for sale		43,657	1,500	45,157	(13,799)
Investment in real estate joint ventures and partnerships			6,311	6,311	(1,752)
Subordinate tax increment revenue bonds			26,723	26,723	(18,737)

Total	$-	$44,046	$132,741	$176,787	$(71,195)

(1)	Total gains (losses) are reflected throughout 2011 and exclude impairments on disposed assets because they are no longer held by us.

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

Property held for sale with a carrying amount of $57.0 million was written down to a fair value of $45.2 million less costs to sell of $2.0 million, resulting in a loss of $13.8 million, which was included in discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Income for the period. Management’s estimate of the fair value of these properties was determined using the expected sales price of executed agreements for the Level 2 inputs and a cash flow model using a discount rate of 10% for the Level 3 input.

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

Notes Receivable from Real Estate Joint Ventures and Partnerships

We estimated the fair value of our notes receivable from real estate joint ventures and partnerships based on quoted market prices for publicly-traded notes and on the discounted estimated future cash receipts. We obtain quoted market prices from a third-party mortgage banking firm or other financial institutions, who we believe through experience and accessibility to the market, has provided measurements within the fair value guidance. The discount rates used approximate current lending rates for a note or groups of notes with similar maturities and credit quality which at March 31, 2012 was 2.74%, assumes the note is outstanding through maturity and considers the note’s collateral (if applicable). We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

Schedule of the fair value of our notes is as follows (in thousands):

	March 31,	December 31,
	2012	2011
Carrying value	$92,216	$149,204
Fair value, using significant unobservable inputs (Level 3)	94,384	153,532

Tax Increment Revenue Bonds

We estimated the fair value of our held to maturity tax increment revenue bonds, which were issued by the Agency in connection with our investment in a development project in Sheridan, Colorado, based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis based on the expected future sales tax revenues of the development project. This analysis reflects the contractual terms of the bonds, including the period to maturity, and uses observable market-based inputs, such as market discount rates of 7.5% at March 31, 2012, and unobservable market-based inputs, such as future growth of 1.0% to 4.0% and inflation rates of 1.0% to 2.0% at March 31, 2012. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

Schedule of the fair value of our tax increment revenue bonds is as follows (in thousands):

	March 31,	December 31,
	2012	2011
Carrying value	$26,505	$26,505
Fair value, using significant unobservable inputs (Level 3)	26,505	26,505

A reconciliation of the credit loss recognized on our tax increment revenue bonds at March 31, 2012 is as follows (in thousands):

Credit Loss Recognized
Beginning balance, January 1, 2011	$11,717
Additions	19,305

Ending balance, December 31, 2011	31,022
Additions	-

Ending balance, March 31, 2012	$31,022

Debt

We estimated the fair value of our debt based on primarily quoted market prices for publicly-traded debt and on the discounted estimated future cash payments to be made for other debt. We obtain quoted market prices from a third-party mortgage banking firm or other financial institutions, who we believe through experience and accessibility to the market, has provided measurements within the fair value guidance. For inactively traded debt, our third-party provider establishes a benchmark for all REIT securities based on the largest, most liquid and most frequent investment grade securities in the REIT bond market. This benchmark is then adjusted to consider how a market participant would be compensated for risk premiums such as, longevity of maturity dates, lack of liquidity and credit quality of the issuer. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, 1.4% to 6.4% at March 31, 2012, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable). We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

Schedule of the fair value of our debt is as follows (in thousands):

	March 31, 2012	December 31, 2011
Fixed-rate debt:
Carrying value	$1,981,494	$2,014,834
Fair value, using significant unobservable inputs (Level 3)	2,121,724	2,054,670

Variable-rate debt:
Carrying value	$516,067	$517,003
Fair value, using significant unobservable inputs (Level 3)	529,783	531,353

Note 20.	Segment Information

The reportable segments presented are the segments for which separate financial information is available, and for which operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance. We evaluate the performance of the reportable segments based on net operating income, defined as total revenues less operating expenses and real estate taxes. Management does not consider the effect of gains or losses from the sale of property or interests in real estate joint ventures and partnerships in evaluating segment operating performance.

The shopping center segment is engaged in the acquisition, development and management of real estate, primarily anchored neighborhood and community shopping centers located in Arizona, Arkansas, California, Colorado, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Missouri, Nevada, New Mexico, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Utah, Virginia and Washington. The customer base includes supermarkets, discount retailers, drugstores and other retailers who generally sell basic necessity-type commodities. The industrial segment is engaged in the acquisition, development and management of bulk warehouses and office/service centers. Its properties are located in California, Florida, Georgia, Tennessee, Texas and Virginia, and the customer base is diverse. In April 2012, we decided to exit from the industrial segment as we entered into a purchase and sale agreement in which we agreed to sell a portfolio of 52 wholly-owned industrial properties located in Florida, Georgia, Tennessee, Texas and Virginia. We are actively marketing our remaining industrial assets which are all held in unconsolidated joint ventures, and we expect to dispose of our interests during 2012. These transactions, once completed, will complete our exit from the industrial real estate market and further align and strengthen our position solely as a retail REIT. Included in "Other" are corporate-related items, insignificant operations and costs that are not allocated to the reportable segments.

Information concerning our reportable segments is as follows (in thousands):

	Shopping Center	Industrial	Other	Total
Three Months Ended March 31, 2012:
Revenues	$120,094	$65	$2,312	$122,471
Net Operating Income	84,567	16	710	85,293
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	3,853	222	-	4,075

Three Months Ended March 31, 2011:
Revenues	$115,749	$270	$2,088	$118,107
Net Operating Income (Loss)	82,177	121	(2)	82,296
Equity in Earnings (Loss) of Real Estate Joint Ventures and Partnerships, net	3,324	146	(73)	3,397

As of March 31, 2012:
Investment in Real Estate Joint Ventures and Partnerships, net	$309,548	$28,784	$-	$338,332
Total Assets	3,318,973	338,223	855,345	4,512,541

As of December 31, 2011:
Investment in Real Estate Joint Ventures and Partnerships, net	$305,876	$35,732	$-	$341,608
Total Assets	3,336,507	344,559	907,160	4,588,226

Segment net operating income reconciles to income from continuing operations as shown on the Condensed Consolidated Statements of Operations and Comprehensive Income as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Total Segment Net Operating Income	$85,293	$82,296
Depreciation and Amortization	(34,377)	(32,951)
Impairment Loss	(6,852)	(770)
General and Administrative	(8,307)	(6,536)
Interest Expense, net	(31,429)	(36,694)
Interest and Other Income, net	2,386	2,055
Gain on Sale of Real Estate Joint Venture and Partnership Interests	5,562	-
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	4,075	3,397
Benefit for Income Taxes	22	316

Income from Continuing Operations	$16,373	$11,113

* * * * *

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) disruptions in financial markets, (ii) general economic and local real estate conditions, (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iv) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates, (vii) the availability of suitable acquisition opportunities, (viii) the ability to dispose properties, (ix) changes in expected development activity, (x) increases in operating costs, (xi) tax matters, including failure to qualify as a real estate investment trust, could have adverse consequences and (xii) investments through real estate joint ventures and partnerships involve risks not present in investments in which we are the sole investor. Accordingly, there is no assurance that our expectations will be realized. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

We operate a portfolio of rental properties which includes neighborhood and community shopping centers and industrial properties that total approximately 74.1 million square feet. We have a diversified tenant base with our largest tenant comprising only 3.4% of total rental revenues during the first quarter of 2012.

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

During 2011, we announced our intentions to dispose of over $600 million of non-core operating properties over the next few years, which will recycle capital for growth opportunities, strengthen our operating fundamentals and allow for further deleveraging of our balance sheet. As of March 31, 2012, we have successfully disposed of $47.7 million, both directly or through our interest in real estate joint ventures or partnerships, and have approximately $133.9 million currently under contracts or letters of intent, excluding the industrial portfolio agreement referred to below. Upon the completion of this program, we believe our remaining portfolio of retail properties will be among the strongest in our sector.

In April 2012, we entered into a purchase and sale agreement with DRA Fund VII LLC, an affiliate of DRA Advisors LLC, in which we agreed to sell a portfolio of wholly-owned industrial properties for a gross selling price of $382.4 million. The portfolio consists of 52 industrial properties, aggregating approximately 9.6 million square feet located in Florida, Georgia, Tennessee, Texas and Virginia. We are actively marketing our remaining industrial assets which are all held in unconsolidated joint ventures, and we expect to dispose of our interests during 2012. These transactions, once completed, will complete our exit from the industrial real estate market and further align and strengthen our position as a retail REIT.

As we are generally selling lower tier, non-core assets, pricing remains an issue, and the typical buyer is generally less sophisticated and has limited access to financing. Despite these conditions, we continue to believe we will successfully execute our disposition plan; although continued weakness in the CMBS debt markets and a downturn in the economy could impact our ability to execute this plan. Nonetheless, competition for quality acquisition opportunities remains substantial. During 2012, we will continue to identify selected properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market.

We strive to maintain a strong, conservative capital structure which provides ready access to a variety of attractive long and short-term capital sources. We carefully balance lower cost short-term financing with long-term liabilities associated with acquired or developed long-term assets. The funding of the industrial transaction will allow us to significantly reduce our debt levels, specifically to pay off our $200 million term loan and to reduce amounts outstanding under our revolving credit facility, and strengthen our balance sheet, further enhancing our access to various sources of capital. While the availability of capital has improved over the past year, there can be no assurance that such pricing and availability will not deteriorate in the future.

At March 31, 2012, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 374 developed income-producing properties and 11 properties under various stages of construction and development. The total number of centers includes 309 neighborhood and community shopping centers, 73 industrial projects and three other operating properties located in 22 states spanning the country from coast to coast.

We also owned interests in 39 parcels of land held for development that totaled approximately 29.1 million square feet.

We had approximately 7,300 leases with 5,100 different tenants at March 31, 2012.

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

In assessing the performance of our properties, management carefully monitors various operating metrics of the portfolio. The operating metrics of our retail portfolio continue to strengthen as the economy continues to stabilize. Our retail portfolio delivered exceptional operating results with:

•	an increase in total retail occupancy of 1.1% over the first quarter of 2011 and .4% over prior quarter;

•	an increase of 1.7% in small shop occupancy over the first quarter of 2011; and

•	rental rate increases of 5.1% which include an increase of 4.1% on new leases.

Occupancy for the total portfolio decreased from 92.1% at December 31, 2011 to 91.7% at March 31, 2012. While we will continue to monitor the economy and the effects on our tenants, we believe the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio will allow us to maintain occupancy levels at or above these levels as we move through 2012, assuming no bankruptcies by multiple national or regional tenants. Improvements in economic conditions contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases, primarily from our retail portfolio. We completed 409 new leases or renewals during the first quarter of 2012, totaling 2.1 million square feet, which increased rental rates an average of 4.5% on a cash basis. While we have achieved a 4.1% growth this quarter on new retail leases, achieving positive rental growth on new leases for the remainder of 2012 will be challenging.

New Development

At March 31, 2012, we had 11 properties in various stages of construction and development. We have funded $151.9 million to date on these projects, and we estimate our investment upon completion to be $197.2 million, after consideration of proceeds from anticipated land sales and tax incentive financing which is estimated to be $24.6 million. Overall, the average projected return on investment for these properties is approximately 7.2% upon projected completion.

We have approximately $125.4 million in land held for development at March 31, 2012. We continue to experience greater levels of interest compared to previous years in our land held for development from retailers and other market participants. Also, certain tracts of land have been designated for transition to land under development as additional phases of existing developments become feasible. We continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains very challenging.

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

An analysis of our equity method investments in real estate joint ventures and partnerships, specifically our industrial real estate joint ventures, resulted in an impairment charge of $6.6 million for the three months ended March 31, 2012 based on third party offers to buy these assets.

Fee income from joint venture and third party managed operations for the three months ended March 31, 2012 and 2011 was approximately $1.8 million and $1.7 million, respectively. This fee income is based upon revenues, net income, collected cash and in some cases appraised property values. In 2012, we anticipate these fees will be consistent with our 2011 performance until we exit our industrial joint venture interests; which would result in a reduction of approximately $.5 million.

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

Our disposition program may be impacted by market pricing conditions and debt financing available to prospective purchasers. After specifically identifying potential disposition properties and analyzing current market data, we recognized an impairment charge of $3.2 million during the three months ended March 31, 2012 on two properties which we believe are probable to sell as part of this initiative during 2012.

Summary of Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A disclosure of our critical accounting policies which affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2011 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to our critical accounting policies during 2012, and there are no accounting pronouncements that have been issued, but not yet adopted, that we believe will have a material impact to our consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

The following table is a summary of certain items from our Condensed Consolidated Statements of Operations and Comprehensive Income which we believe represent items which significantly changed in 2012 as compared to the same period in 2011:

	For The Three Months Ended March 31,
	2012	2011	% Change

Revenues	$122,471	$118,107	3.7%
Depreciation and amortization	34,377	32,951	4.3%
Operating expenses	23,014	21,526	6.9%
Impairment loss	6,852	770	789.9%
General and administrative expenses	8,307	6,536	27.1%
Interest expense, net	31,429	36,694	(14.3)%
Gain on sale of real estate joint venture and partnership interests	5,562	-	-%

Revenues

The increase in revenues of $4.4 million is primarily attributable to an increase in net rental revenues of $4.2 million associated with an increase in occupancy, the acquisition of two properties each in 2012 and 2011, as well as new development completions.

Depreciation and Amortization

The increase in depreciation and amortization of $1.4 million was primarily attributable to the acquisition of two properties each in 2012 and 2011, new development completions and other capital activities.

Operating Expenses

The increase in operating expenses of $1.5 million is primarily attributable to an increase in management fees of $1.1 million due to the fair value increase of $.5 million in the assets held in a grantor trust related to our deferred compensation plan and an increase in salary expense related to our long-term incentive plan.

Impairment Loss

The impairment loss in 2012 of $6.9 million is primarily attributable to our impairment of an equity interest in an unconsolidated real estate joint venture that owns industrial properties. The impairment loss in 2011 of $.8 million was primarily attributable to a retail building and two land parcels that were sold.

General and Administrative Expenses

The increase in general and administrative expenses of $1.8 million resulted primarily from the 2012 issuance of share awards to retirement eligible individuals and a 2011 reduction to our benefits accruals, which is not present in the first quarter of 2012.

Interest Expense, net

Net interest expense decreased $5.3 million or 14.3%. The components of net interest expense were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011

Gross interest expense	$32,324	$37,246
Amortization of convertible bond discount	-	572
Over-market mortgage adjustment	(112)	(787)
Capitalized interest	(783)	(337)

Total	$31,429	$36,694

Gross interest expense totaled $32.3 million in the first quarter of 2012, down $4.9 million or 13.2% from the first quarter of 2011. The decrease in gross interest expense was due primarily from the repayment of notes and mortgages through our revolving credit facility. In the first quarter of 2012, the weighted average debt outstanding was $2.5 billion at a weighted average interest rate of 5.2% as compared to $2.6 billion outstanding at a weighted average interest rate of 5.7% in 2011.

Gain on Sale of Real Estate Joint Venture and Partnership Interests

The increase of $5.6 million is attributable to the sale of an interest in three unconsolidated real estate joint ventures during 2012.

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

As of March 31, 2012, we had $170.0 million outstanding under our credit facilities and our debt maturities remaining in 2012 totaled $460.7 million. We believe proceeds from our disposition program for 2012, including the wholly-owned industrial portfolio sale, combined with our available capacity under the revolving credit facilities, will provide adequate liquidity to fund our capital needs. In the event our disposition program does not progress as expected, we believe other debt and equity alternatives are available to us. Although external market conditions are not within our control, we do not currently foresee any reasons that would prevent us from entering the capital markets if needed.

Our most restrictive debt covenants, including debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios, limit the amount of additional leverage we can add; however, we believe the sources of capital described above are adequate to execute our business strategy and remain in compliance with our debt covenants.

We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. Off balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $554.0 million, of which our ownership percentage is $197.1 million at March 31, 2012. Scheduled principal mortgage payments on this debt, excluding non-cash related items totaling $1.6 million, at 100% are as follows (in millions):

2012 remaining	$26.8
2013	55.4
2014	116.4
2015	41.5
2016	98.0
Thereafter	214.3

Total	$552.4

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

Investing Activities:

Acquisitions and Joint Ventures

During the first quarter of 2012, we acquired one shopping center and other retail property for approximately $19.4 million.

Dispositions

During the first quarter of 2012, we sold four shopping centers and other retail property. We also sold two unconsolidated real estate joint venture interests and assigned a 75% consolidated joint venture interest to our partner. Aggregate gross sales proceeds including the assumption of debt from these transactions totaled $47.7 million and generated gains of $9.6 million.

In April 2012, we entered into a purchase and sale agreement to sell a portfolio of 52 wholly-owned industrial properties for a gross selling price of $382.4 million.

New Development and Capital Expenditures

At March 31, 2012, we had 11 projects under various stages of construction and development with a total square footage of approximately 2.1 million. Overall, we expect our investment in these properties upon completion to be $197.2 million, net of future proceeds from land sales and tax incentive financing of $24.6 million.

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

Capital expenditures for additions to the existing portfolio, acquisitions, new development and our share of investments in unconsolidated real estate joint ventures and partnerships totaled $44.4 million and $36.2 million for the three months ended March 31, 2012 and 2011. We have entered into commitments aggregating $79.3 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our revolving credit faciltiy.

Financing Activities:

Debt

Total debt outstanding was $2.5 billion at both March 31, 2012 and December 31, 2011. Total debt at March 31, 2012, included $2.0 billion on which interest rates are fixed and $516.1 million, including the effect of $119.0 million of interest rate contracts, which bears interest at variable rates. Additionally, of our total debt, $1.0 billion was secured by operating properties while the remaining $1.5 billion was unsecured.

We have a $500 million unsecured revolving credit facility, which expires in September 2015 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. The borrowing margin and facility fee are priced off a grid that is tied to our senior unsecured credit ratings, which are currently 125.0 and 25.0 basis points, respectively. The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million. As of April 24, 2012, we had $140.0 million outstanding, and the available balance was $356.6 million, net of $3.4 million in outstanding letters of credit.

We also have an agreement with a bank for an unsecured and uncommitted overnight facility totaling $99 million that we maintain for cash management purposes. The facility provides for fixed interest rate loans at a 30 day LIBOR rate plus a borrowing margin based on market liquidity. As of April 24, 2012, we had $27.0 million outstanding under this facility, and the available balance was $72.0 million.

During 2012, the maximum balance and weighted average balance outstanding under both facilities combined were $180.0 million and $142.9 million, respectively, at a weighted average interest rate of 1.3%.

We intend to use the $382.4 million of proceeds from the sale of our wholly-owned industrial assets to pay off our $200 million term loan and to reduce amounts outstanding under our $500 million revolving credit facility.

Our five most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios. We believe we were in full compliance with our public debt and revolving credit facility covenants as of March 31, 2012.

Our public debt covenant ratios as defined in our indenture agreement were as follows at March 31, 2012:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	44.6%
Secured Debt to Asset Ratio	Less than 40.0%	17.6%
Fixed Charge Ratio	Greater than 1.5	2.6
Unencumbered Asset Test	Greater than 100%	255.3%

At March 31, 2012, we had four interest rate contracts with an aggregate notional amount of $119.0 million that were designated as fair value hedges and convert fixed interest payments at rates ranging from 4.2% to 7.5% to variable interest payments ranging from .5% to 4.3%.

We also have three interest rate contracts with an aggregate notional amount of $26.9 million that were designated as cash flow hedges. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.

We could be exposed to losses in the event of nonperformance by the counter-parties related to our interest rate contracts; however, management believes such nonperformance is unlikely.

Equity

In February 2012, our Board of Trust Managers approved an increase to our quarterly dividend rate for our common shares from $.275 to $.290 per share commencing with the first quarter 2012 distribution. Common and preferred dividends paid totaled $43.3 million during the first three months of 2012. Our dividend payout ratio (as calculated as dividends paid on common shares divided by funds from operations (“FFO”) - basic) for the three months ended March 31, 2012 approximated 62.9%, respectively, which is inclusive of non-cash transactions including impairment charges and other non-cash items.

In September 2011, we filed a universal shelf registration statement which is effective for three years. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.

Contractual Obligations

We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our revolving credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable. We have entered into commitments aggregating $79.3 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of March 31, 2012 (in thousands):

	Remaining
	2012	2013	2014	2015	2016	Thereafter	Total
Mortgages and Notes
Payable: (1)
Unsecured Debt	$435,811	$218,355	$339,571	$279,442	$93,651	$285,436	$1,652,266
Secured Debt	120,495	190,045	198,601	186,274	180,869	333,584	1,209,868

Lease Payments	2,647	3,492	3,156	2,956	2,623	121,295	136,169

Other Obligations (2)	34,468	36,660					71,128

Total Contractual
Obligations	$593,421	$448,552	$541,328	$468,672	$277,143	$740,315	$3,069,431

(1)

Includes principal and interest with interest on variable-rate debt calculated using rates at March 31, 2012, excluding the effect of interest rate swaps. Also, excludes a $74.1 million debt service guaranty liability.

(2)	Other obligations include income and real estate tax payments, commitments associated with our secured debt, contributions to our retirement plan and other employee payments.

Related to our investment in a development project in Sheridan, Colorado, we, our joint venture partner and the joint venture have each provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. In 2011, the Agency reissued $74.1 million of Series A bonds used for an urban renewal project. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our consolidated financial statements as of March 31, 2012.

Off Balance Sheet Arrangements

As of March 31, 2012, none of our off balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $3.4 million were outstanding under the revolving credit facility at both March 31, 2012 and December 31, 2011.

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

As of March 31, 2012, two unconsolidated real estate joint ventures were determined to be VIEs through the issuance of secured loans, since the lenders have the ability to make decisions that could have a significant impact on the profitability of the entities. Our maximum risk of loss associated with these VIEs was limited to $33.8 million at March 31, 2012.

We have a real estate limited partnership agreement with a foreign institutional investor to purchase up to $280 million of retail properties in various states. Our ownership in this unconsolidated real estate limited partnership is 51%. To date, no properties have been purchased.

Funds from Operations

The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) attributable to common shareholders computed in accordance with GAAP, excluding extraordinary items and gains or losses from sales of operating real estate assets and interests in real estate equity investments, plus depreciation and amortization of operating properties and impairment of depreciable real estate and in substance real estate equity investments, including our share of unconsolidated real estate joint ventures and partnerships. We calculate FFO in a manner consistent with the NAREIT definition.

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

FFO is calculated as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Net income attributable to common shareholders	$12,328	$7,227
Depreciation and amortization	37,619	36,928
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	5,644	5,964
Impairment of operating properties and real estate equity investments	9,779	762
Impairment of operating properties of unconsolidated real estate joint ventures and partnerships	-	411
Gain on sale of property and interests in real estate equity investments	(9,573)	(1,060)
Loss on sale of property of unconsolidated real estate joint ventures and partnerships	-	10

Funds from operations – basic and diluted	$55,797	$50,242

Weighted average shares outstanding – basic	120,481	120,142
Effect of dilutive securities:
Share options and awards	960	959

Weighted average shares outstanding – diluted	121,441	121,101

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At March 31, 2012, we had fixed-rate debt of $2.0 billion and variable-rate debt of $516.1 million, after adjusting for the net effect of $119.0 million notional amount of interest rate contracts. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $5.2 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $69.7 million and $13.0 million, respectively.

ITEM 4.    Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2012. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

We have no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    Mine Safety Disclosures

Not applicable.

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
President and Chief Executive Officer

By:	/s/ Joe D. Shafer
Joe D. Shafer
Senior Vice President/Chief Accounting Officer
(Principal Accounting Officer)

DATE: May 10, 2012

EXHIBIT INDEX

(a)		Exhibits:

10.1*	—

Third Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated February 15, 2012.

10.2†*	—	Fourth Amendment to the Weingarten Realty Retirement Plan dated March 2, 2012.
10.3	—	Purchase and Sale Agreement dated April 10, 2012 (filed as Exhibit 10.1 on WRI’s Form 8-K on April 12, 2012 and incorporated herein by reference).
31.1*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report.

**	Furnished with this report.

†	Management contract or compensation plan or arrangement.