Form 10-Q
period 2012-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2012-08-09
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒ NO☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES ☒         NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ☐             NO ☒

As of July 31, 2012, there were 121,259,414 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rentals, net	$123,005	$117,843	$241,724	$232,511
Other	2,615	5,482	5,330	8,020
Total	125,620	123,325	247,054	240,531
Expenses:
Depreciation and amortization	34,332	33,457	68,431	66,154
Operating	24,315	23,646	47,103	44,925
Real estate taxes, net	14,744	13,736	28,801	27,914
Impairment loss	4,293	18,891	11,145	19,661
General and administrative	6,378	6,600	14,684	13,136
Total	84,062	96,330	170,164	171,790
Operating Income	41,558	26,995	76,890	68,741
Interest Expense, net	(29,311)	(37,036)	(60,740)	(73,649)
Interest and Other Income, net	582	1,423	2,968	3,478
Gain on Sale of Real Estate Joint Venture and Partnership Interests	—	—	5,562	—
Equity in (Losses) Earnings of Real Estate Joint Ventures and Partnerships, net	(15,695)	3,579	(11,620)	6,976
Benefit for Income Taxes	220	190	242	506
(Loss) Income from Continuing Operations	(2,646)	(4,849)	13,302	6,052
Operating Income from Discontinued Operations	4,059	7,652	6,675	12,879
Gain on Sale of Property from Discontinued Operations	31,264	—	34,898	—
Income from Discontinued Operations	35,323	7,652	41,573	12,879
Gain on Sale of Property	84	136	524	1,196
Net Income	32,761	2,939	55,399	20,127
Less: Net Income Attributable to Noncontrolling Interests	(1,342)	(1,236)	(2,783)	(2,328)
Net Income Adjusted for Noncontrolling Interests	31,419	1,703	52,616	17,799
Dividends on Preferred Shares	(8,869)	(8,869)	(17,738)	(17,738)
Net Income (Loss) Attributable to Common Shareholders	$22,550	$(7,166)	$34,878	$61
Earnings Per Common Share - Basic:
Loss from continuing operations attributable to common shareholders	$(0.10)	$(0.12)	$(0.05)	$(0.11)
Income from discontinued operations	0.29	0.06	0.34	0.11
Net income (loss) attributable to common shareholders	$0.19	$(0.06)	$0.29	$—
Earnings Per Common Share - Diluted:
Loss from continuing operations attributable to common shareholders	$(0.10)	$(0.12)	$(0.05)	$(0.11)
Income from discontinued operations	0.29	0.06	0.34	0.11
Net income (loss) attributable to common shareholders	$0.19	$(0.06)	$0.29	$—
Comprehensive Income:
Net Income	$32,761	$2,939	$55,399	$20,127
Net unrealized loss on derivatives	(148)	(401)	(132)	(290)
Amortization of loss on derivatives	662	619	1,321	1,238
Comprehensive Income	33,275	3,157	56,588	21,075
Comprehensive Income Attributable to Noncontrolling Interests	(1,342)	(1,236)	(2,783)	(2,328)
Comprehensive Income Adjusted for Noncontrolling Interests	$31,933	$1,921	$53,805	$18,747
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Property	$4,345,891	$4,688,526
Accumulated Depreciation	(1,000,138)	(1,059,531)
Property Held for Sale, net	63,747	73,241
Property, net *	3,409,500	3,702,236
Investment in Real Estate Joint Ventures and Partnerships, net	317,781	341,608
Total	3,727,281	4,043,844
Notes Receivable from Real Estate Joint Ventures and Partnerships	89,363	149,204
Unamortized Debt and Lease Costs, net	113,578	115,191
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $9,777 in 2012 and $11,301 in 2011) *	71,267	86,530
Cash and Cash Equivalents *	15,097	13,642
Restricted Deposits and Mortgage Escrows	33,211	11,144
Other, net	168,356	168,671
Total Assets	$4,218,153	$4,588,226
LIABILITIES AND EQUITY
Debt, net *	$2,194,685	$2,531,837
Accounts Payable and Accrued Expenses	114,660	124,888
Other, net	111,539	107,919
Total Liabilities	2,420,884	2,764,644
Commitments and Contingencies	—	—
Equity:
Shareholders’ Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2012 and 2011; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2012 and 2011; liquidation preference $72,500	1	1
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 140 shares issued and outstanding in 2012 and 2011; liquidation preference $350,000	4	4
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 121,249 in 2012 and 120,844 in 2011	3,653	3,641
Additional Paid-In Capital	1,993,351	1,983,978
Net Income Less Than Accumulated Dividends	(339,904)	(304,504)
Accumulated Other Comprehensive Loss	(26,554)	(27,743)
Total Shareholders’ Equity	1,630,554	1,655,380
Noncontrolling Interests	166,715	168,202
Total Equity	1,797,269	1,823,582
Total Liabilities and Equity	$4,218,153	$4,588,226
* Consolidated Variable Interest Entities’ Assets and Liabilities included in the above balances (See Note 17):
Property, net	$227,094	$230,159
Accrued Rent and Accounts Receivable, net	7,071	8,564
Cash and Cash Equivalents	9,360	11,382
Debt, net	277,880	279,301
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$55,399	$20,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,359	78,562
Amortization of deferred financing costs and debt discount	316	2,079
Impairment loss	15,074	22,550
Equity in losses (earnings) of real estate joint ventures and partnerships, net	11,620	(6,976)
Gain on acquisition	—	(4,559)
Gain on sale of property	(35,422)	(1,196)
Gain on sale of real estate joint venture and partnership interests	(5,562)	—
Distributions of income from real estate joint ventures and partnerships, net	1,562	1,500
Changes in accrued rent and accounts receivable, net	10,064	17,541
Changes in other assets, net	(15,193)	(14,692)
Changes in accounts payable, accrued expenses and other liabilities, net	(9,458)	(16,142)
Other, net	7,686	5,687
Net cash provided by operating activities	109,445	104,481
Cash Flows from Investing Activities:
Acquisition of real estate and land	(116,960)	(45,293)
Development and capital improvements	(45,585)	(36,799)
Proceeds from sale of property and real estate equity investments, net	419,370	43,013
Change in restricted deposits and mortgage escrows	(22,010)	(21,795)
Notes receivable from real estate joint ventures and partnerships and other receivables:
Advances	(4,865)	(2,251)
Collections	73,563	4,375
Real estate joint ventures and partnerships:
Investments	(7,129)	(12,626)
Distributions of capital	7,568	8,373
Proceeds from tax increment revenue bonds	—	16,545
Net cash provided by (used in) investing activities	303,952	(46,458)
Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	—	15,750
Common shares of beneficial interest, net	3,212	3,650
Principal payments of debt	(384,116)	(87,303)
Changes in unsecured revolving credit facilities	62,500	97,850
Common and preferred dividends paid	(86,704)	(82,833)
Debt issuance costs paid	(1,685)	(356)
Distributions to noncontrolling interests	(7,333)	(7,259)
Contributions from noncontrolling interests	2,123	3,717
Other, net	61	(724)
Net cash used in financing activities	(411,942)	(57,508)
Net increase in cash and cash equivalents	1,455	515
Cash and cash equivalents at January 1	13,642	23,859
Cash and cash equivalents at June 30	$15,097	$24,374
Interest paid during the period (net of amount capitalized of $1,594 and $654, respectively)	$61,959	$70,863
Income taxes paid during the period	$1,548	$1,578
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2011	$8	$3,630	$1,969,905	$(151,780)	$(21,774)	$180,268	$1,980,257
Net income				17,799		2,328	20,127
Shares issued under benefit plans		10	7,516				7,526
Dividends declared – common shares (1)				(66,407)			(66,407)
Dividends declared – preferred shares (2)				(16,426)			(16,426)
Distributions to noncontrolling interests						(7,259)	(7,259)
Contributions from noncontrolling interests						3,717	3,717
Other comprehensive income					948		948
Other, net			2,864	(1,312)		(2,449)	(897)
Balance, June 30, 2011	$8	$3,640	$1,980,285	$(218,126)	$(20,826)	$176,605	$1,921,586
Balance, January 1, 2012	$8	$3,641	$1,983,978	$(304,504)	$(27,743)	$168,202	$1,823,582
Net income				52,616		2,783	55,399
Shares issued under benefit plans		12	8,264				8,276
Dividends declared – common shares (1)				(70,278)			(70,278)
Dividends declared – preferred shares (2)				(16,426)			(16,426)
Distributions to noncontrolling interests						(7,333)	(7,333)
Contributions from noncontrolling interests						2,123	2,123
Other comprehensive income					1,189		1,189
Other, net			1,109	(1,312)		940	737
Balance, June 30, 2012	$8	$3,653	$1,993,351	$(339,904)	$(26,554)	$166,715	$1,797,269
_______________

(1)	Common dividend per share was $0.58 and $0.55 for the six months ended June 30, 2012 and 2011, respectively.

(2)	Series D, E and F preferred dividend per share was $25.31, $86.88 and $81.25, respectively, for both the six months ended June 30, 2012 and 2011.
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Business
Weingarten Realty Investors is a real estate investment trust (“REIT”) organized under the Texas Business Organizations Code. We, and our predecessor entity, began the ownership and development of shopping centers and other commercial real estate in 1948. Our primary business is leasing space to tenants in the shopping centers and other properties we own or lease. We also manage centers for joint ventures in which we are partners or for other outside owners for which we charge fees.
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, that totals approximately 63.8 million square feet. We have a diversified tenant base with our largest tenant comprising only 3.3% of total rental revenues during the first six months of 2012.
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
Reportable Segments
Our primary focus is to lease space to tenants in shopping centers or other properties that we own, lease or manage. Historically, we reviewed operating and financial information for each property by commercial use and on an individual basis. Each commercial use or each property represents an individual operating segment.

We evaluate the performance of the reportable segments based on net operating income, defined as total revenues less operating expenses and real estate taxes. Management does not consider the effect of gains or losses from the sale of property or interests in real estate joint ventures and partnerships in evaluating segment operating performance.
With the sale of our industrial portfolio in May 2012, we no longer analyze our properties by commercial use. Further, no individual property constitutes more than 10% of our revenues or net operating income, and we have no operations outside of the United States of America. Therefore, our properties have been aggregated into one reportable segment since the properties share similar economic and operating characteristics.
Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted cash that is held for a specific use or in a qualified escrow account for the purposes of completing like-kind exchange transactions.

Our restricted deposits and mortgage escrows consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Restricted cash	$26,120	$3,169
Mortgage escrows	7,091	7,975
Total	$33,211	$11,144

Accumulated Other Comprehensive Loss
Our accumulated other comprehensive loss consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Derivatives	$8,827	$10,016
Retirement liability	17,727	17,727
Total	$26,554	$27,743
Reclassifications
The reclassification of prior years’ operating results for certain properties classified as discontinued operations was made to conform to the current year presentation (see Note 10 for additional information). Also, we have disaggregated certain line items in our Condensed Consolidated Statements of Cash Flows to conform to the current year presentation. Prior years’ distribution to noncontrolling interests and contributions from noncontrolling interests was reclassified from other, net, and the acquisition of real estate and land was segregated from development and capital improvements (which was previously titled investment in property). These items had no impact on previously reported net income, earnings per share, the consolidated balance sheet or cash flows.

Note 2. Newly Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends previous guidance resulting in common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. The amendments both clarify the application of existing fair value measurement requirements and changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The provisions of this update were effective for us at January 1, 2012. The adoption of this update did not materially impact our consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update No. 2011-05 (“ASU 2011-05”), “Presentation of Comprehensive Income,” which amends previous guidance by requiring all nonowner changes in equity to be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, an entity will be required to present on the face of the financial statements, reclassification adjustments for items reclassified from other comprehensive income to net income. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which primarily defers the provision of ASU 2011-05 requiring the presentation on the face of the financial statements other comprehensive income reclassification adjustments. All other provisions of ASU 2011-05 were effective for us at January 1, 2012. As of December 31, 2011, our early adoption of this update did not materially impact our consolidated financial statements.

Note 3. Property
Our property consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Land	$870,826	$918,627
Land held for development	126,616	124,528
Land under development	15,545	20,281
Buildings and improvements	3,267,219	3,557,173
Construction in-progress	65,685	67,917
Total	$4,345,891	$4,688,526

The following carrying charges were capitalized (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest	$811	$317	$1,594	$654
Real estate taxes	123	72	246	83
Total	$934	$389	$1,840	$737
During the six months ended June 30, 2012, we acquired two shopping centers and other retail property for approximately $118.3 million.
During the six months ended June 30, 2012, we sold 13 shopping centers, 53 industrial properties and other retail property. We also assigned a 75% consolidated joint venture interest to our partner. Aggregate gross sales proceeds, including the assumption of debt by the buyer, from these transactions totaled $444.1 million and generated gains of $35.4 million.
Also, seven properties totaling $84.0 million and $94.8 million before accumulated depreciation have been classified as held for sale as of June 30, 2012 and December 31, 2011, respectively. See Note 10 for additional information.

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

	June 30, 2012	December 31, 2011
Combined Condensed Balance Sheets
Property	$1,933,796	$2,108,745
Accumulated depreciation	(310,024)	(296,496)
Property, net	1,623,772	1,812,249
Other assets, net	169,644	173,130
Total	$1,793,416	$1,985,379
Debt, net (primarily mortgages payable)	$551,012	$556,920
Amounts payable to Weingarten Realty Investors and affiliates	106,952	170,007
Other liabilities, net	41,837	41,907
Total	699,801	768,834
Accumulated equity	1,093,615	1,216,545
Total	$1,793,416	$1,985,379

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Combined Condensed Statements of Operations
Revenues, net	$50,026	$50,866	$99,873	$102,192
Expenses:
Depreciation and amortization	15,481	16,913	31,617	34,544
Interest, net	8,961	9,573	18,047	18,837
Operating	8,571	8,936	17,196	17,830
Real estate taxes, net	6,159	6,128	12,397	12,606
General and administrative	225	877	586	1,969
Provision for income taxes	95	116	168	201
Impairment loss	96,498	—	96,498	2,058
Total	135,990	42,543	176,509	88,045
Gain (loss) on sale of property	246	—	246	(21)
Net (loss) income	$(85,718)	$8,323	$(76,390)	$14,126

Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differences, which arose upon the transfer of certain assets to the joint ventures. The net basis differences, which totaled $5.7 million and $7.5 million at June 30, 2012 and December 31, 2011, respectively, are generally amortized over the useful lives of the related assets.
At June 30, 2012, our real estate joint ventures and partnerships determined that the carrying amount of certain properties was not recoverable and that the properties should be written down to fair value. For both the three and six months ended June 30, 2012, our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $96.5 million on various properties that are being marketed for sale. For the six months ended June 30, 2011, our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $2.1 million.
Fees earned by us for the management of these real estate joint ventures and partnerships totaled $1.6 million and $1.5 million for the three months ended June 30, 2012 and 2011, respectively, and $3.3 million and $3.1 million for the six months ended June 30, 2012 and 2011, respectively.
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

Note 5. Notes Receivable from Real Estate Joint Ventures and Partnerships
We have ownership interests in a number of real estate joint ventures and partnerships. Notes receivable from these entities bear interest ranging from approximately 2.9% to 10.0% at June 30, 2012 and 2.8% to 10.0% at December 31, 2011. These notes are due at various dates through 2014 and are generally secured by underlying real estate assets.
We believe these notes are fully collectible, and no allowance has been recorded. Interest income recognized on these notes was $.7 million and $.9 million for the three months ended June 30, 2012 and 2011, respectively, and $1.4 million and $1.7 million for the six months ended June 30, 2012 and 2011, respectively.
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

Note 6. Debt
Our debt consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Debt payable to 2038 at 2.6% to 8.8%	$1,869,191	$2,268,668
Debt service guaranty liability	74,075	74,075
Unsecured notes payable under revolving credit facilities	229,000	166,500
Obligations under capital leases	21,000	21,000
Industrial revenue bonds payable to 2015 at 2.4%	1,419	1,594
Total	$2,194,685	$2,531,837

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	June 30, 2012	December 31, 2011
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$1,819,541	$2,014,834
Variable-rate debt	375,144	517,003
Total	$2,194,685	$2,531,837
As to collateralization:
Unsecured debt	$1,257,125	$1,510,932
Secured debt	937,560	1,020,905
Total	$2,194,685	$2,531,837
Effective September 30, 2011, we entered into an amended and restated $500 million unsecured revolving credit facility. The facility expires in September 2015 and provides for a one-year extension upon our request and borrowing rates that float at a margin over LIBOR plus a facility fee. The borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, are currently 125.0 and 25.0 basis points, respectively. The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million.
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

The following table discloses certain information regarding our unsecured notes payable under our revolving credit facilities (in thousands, except percentages):

	June 30, 2012	December 31, 2011
Unsecured revolving credit facility:
Balance outstanding	$170,000	$145,000
Available balance	326,571	351,571
Letter of credit outstanding under facility	3,429	3,429
Variable interest rate (excluding facility fee)	1.2%	1.3%
Unsecured and uncommitted overnight facility:
Balance outstanding	$59,000	$21,500
Variable interest rate	1.5%	1.5%
Both facilities:
Maximum balance outstanding during the year	$281,700	$330,700
Weighted average balance	169,746	151,814
Year-to-date weighted average interest rate (excluding facility fee)	1.3%	1.5%
Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040, as extended by the Sheridan Redevelopment Agency (“Agency”) in April 2011. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. For both periods ended at June 30, 2012 and December 31, 2011, we had $74.1 million outstanding for the debt service guaranty liability.

On August 29, 2011, we entered into a $200 million unsecured term loan of which the proceeds were used to pay down amounts outstanding under our revolving credit facility. The initial term of the loan was one year, which we repaid at par after nine months on May 31, 2012 at our option. In addition, a $115 million 5.3% fixed-rate medium term note matured in May 2012.
Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At June 30, 2012 and December 31, 2011, the carrying value of such assets aggregated $1.6 billion and $1.7 billion, respectively.
Scheduled principal payments on our debt (excluding $229.0 million due under our revolving credit facilities, $21.0 million of certain capital leases, $10.8 million fair value of interest rate contracts, $1.6 million net premium/(discount) on debt, $9.6 million of non-cash debt-related items, and $74.1 million debt service guaranty liability) are due during the following years (in thousands):

2012 remaining	$103,354
2013	315,056
2014	473,804
2015	239,346
2016	231,661
2017	142,096
2018	64,441
2019 (1)	153,724
2020	3,746
2021	2,763
Thereafter (2)	118,575
Total	$1,848,566
_______________

(1)	Includes $100.0 million of our 8.1% senior unsecured notes due 2019 which may be redeemed by us at any time on or after September 2014 at our option.

(2)	Includes $54.1 million of our 3.95% convertible senior unsecured notes outstanding due 2026, which may be called by us at any time and have future put options in 2016 and 2021.

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We believe we were in compliance with our public debt and revolving credit facility covenants as of June 30, 2012.

Note 7. Derivatives and Hedging
The fair value of all our interest rate contracts is reported as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
June 30, 2012	Other Assets, net	$10,854	Other Liabilities, net	$783
December 31, 2011	Other Assets, net	10,816	Other Liabilities, net	674
Cash Flow Hedges:
As of June 30, 2012 and December 31, 2011, we had three active interest rate contracts designated as cash flow hedges with an aggregate notional amount of $26.8 million and $27.1 million, respectively. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.

As of June 30, 2012 and December 31, 2011, the balance in accumulated other comprehensive loss relating to cash flow interest rate contracts was $8.8 million and $10.0 million, respectively, and will be reclassified to net interest expense as interest payments are made on our fixed-rate debt. Within the next 12 months, approximately $2.9 million of the balance in accumulated other comprehensive loss is expected to be amortized to net interest expense related to settled interest rate contracts.
A summary of cash flow interest rate contract hedging activity is as follows (in thousands):

Derivatives Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended June 30, 2012	$148	Interest expense, net	$(662)	Interest expense, net	$—
Six Months Ended June 30, 2012	132	Interest expense, net	(1,321)	Interest expense, net	—
Three Months Ended June 30, 2011	420	Interest expense, net	(619)	Interest expense, net	(19)
Six Months Ended June 30, 2011	302	Interest expense, net	(1,238)	Interest expense, net	(12)
Fair Value Hedges:
As of June 30, 2012 and December 31, 2011, we had four interest rate contracts, maturing through October 2017, with an aggregate notional amount of $118.7 million and $119.3 million, respectively, that were designated as fair value hedges and convert fixed interest payments at rates from 4.2% to 7.5% to variable interest payments ranging from 0.5% to 4.4%. We have determined that our fair value hedges are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in interest rates.

A summary of the changes in fair value of our interest rate contracts is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Gain (Loss) Recognized in Income
Three Months Ended June 30, 2012
Interest expense, net	$591	$(591)	$—
Six Months Ended June 30, 2012
Interest expense, net	61	(61)	—
Three Months Ended June 30, 2011
Interest expense, net	2,000	(2,000)	—
Six Months Ended June 30, 2011
Interest expense, net	495	(495)	—
A summary of our fair value interest rate contract hedges impact on net income is as follows (in thousands):

Derivatives Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended June 30, 2012	Interest expense, net	$1,589	Interest expense, net	$—
Six Months Ended June 30, 2012	Interest expense, net	2,060	Interest expense, net	—
Three Months Ended June 30, 2011	Interest expense, net	3,042	Interest expense, net	—
Six Months Ended June 30, 2011	Interest expense, net	2,572	Interest expense, net	—

Note 8. Noncontrolling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Net income adjusted for noncontrolling interests	$52,616	$17,799
Transfers from the noncontrolling interests:
Net increase in equity for the acquisition of noncontrolling interests	—	1,668
Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$52,616	$19,467

Note 9. Impairment
The following impairment charges were recorded on the following assets based on the difference between the carrying amount of the assets and the estimated fair value (see Note 19 for additional fair value information) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Continuing operations:
Property marketed for sale or sold (1)	$4,293	$154	$4,537	$924
Investments in real estate joint ventures and partnerships (2)	—	—	6,608	—
Tax increment revenue bonds (4)	—	18,737	—	18,737
Total reported in continuing operations	4,293	18,891	11,145	19,661
Discontinued operations:
Property held for sale or sold (3)	758	2,434	3,929	2,889
Total impairment charges	5,051	21,325	15,074	22,550
Other financial statement captions impacted by impairment:
Equity in losses of real estate joint ventures and partnerships, net	19,889	—	19,889	110
Net impact of impairment charges	$24,940	$21,325	$34,963	$22,660
_______________

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

Note 10. Discontinued Operations
For the six months ended June 30, 2012, we sold 13 shopping centers, 53 industrial properties, and we assigned a 75% consolidated joint venture interest to our partner, of which 47 were located in Texas, six each in Georgia and Florida, two each in Louisiana and Virginia and one each in Kansas, North Carolina, Maine and Tennessee. We classified seven shopping centers, of which four are located in Texas and one each in Arizona, Illinois and Oklahoma, as held for sale. As part of these 2012 dispositions, we sold in May 2012 a portfolio of 52 wholly-owned industrial properties in order to exit the industrial real estate market and further align and strengthen our position solely as a retail REIT. As of June 30, 2012, the seven properties classified as held for sale consisted of property and accumulated depreciation totaling $84.0 million and $20.2 million, respectively.

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
Included in the Condensed Consolidated Balance Sheet at December 31, 2011 were $588.1 million of property and $139.2 million of accumulated depreciation related to retail and industrial properties that were either sold during 2012 or classified as held for sale as of June 30, 2012.

The operating results of these properties, which includes the seven properties held for sale, have been reclassified and reported as discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues, net	$11,422	$18,478	$27,638	$36,398
Depreciation and amortization	(177)	(6,356)	(4,928)	(12,408)
Operating expenses	(2,584)	(3,296)	(5,511)	(6,487)
Real estate taxes, net	(1,549)	(2,669)	(4,138)	(5,411)
Impairment loss	(758)	(2,434)	(3,929)	(2,889)
General and administrative	(1,946)	(12)	(1,961)	(32)
Interest expense, net	(76)	(288)	(223)	(521)
Gain on acquisition (see Note 18)	—	4,559	—	4,559
Provision for income taxes	(273)	(330)	(273)	(330)
Operating income from discontinued operations	4,059	7,652	6,675	12,879
Gain on sale of property from discontinued operations	31,264	—	34,898	—
Income from discontinued operations	$35,323	$7,652	$41,573	$12,879
We do not allocate other consolidated interest to discontinued operations because the interest savings to be realized from the proceeds of the sale of these operations is not material.

Note 11. Cash Flow Information
Non-cash investing and financing activities are summarized as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Accrued property construction costs	$6,931	$5,279
Increase in equity for the acquisition of noncontrolling interests in consolidated real estate joint ventures	—	1,668
Reduction of debt service guaranty liability	—	(22,925)
Property acquisitions and investments in unconsolidated real estate joint ventures:
Increase in debt, net	—	24,383
Decrease in property, net	(2,532)	(3,812)
Increase in security deposits	1,116	22
Increase in noncontrolling interests	968	—
Decrease in real estate joint ventures and partnerships - investments	—	(153)
Sale of property and property interest:
Decrease in debt, net due to debt assumption	(3,366)	—
Decrease in restricted deposits and mortgage escrows	(204)	—
Decrease in property, net	(2,855)	—
Decrease in real estate joint ventures and partnerships - investments	(95)	—
Decrease in noncontrolling interests	(95)	—
Decrease in security deposits	(11)	—
Consolidation of joint ventures (see Note 18):
Decrease in notes receivable from real estate joint ventures and partnerships	—	(21,872)
Increase in property, net	—	32,307
Decrease in real estate joint ventures and partnerships - investments	—	(10,092)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Continuing Operations:
(Loss) income from continuing operations	$(2,646)	$(4,849)	$13,302	$6,052
Gain on sale of property	84	136	524	1,196
Net income attributable to noncontrolling interests	(1,342)	(1,236)	(2,783)	(2,328)
Preferred share dividends	(8,869)	(8,869)	(17,738)	(17,738)
Loss from continuing operations attributable to common shareholders – basic and diluted	$(12,773)	$(14,818)	$(6,695)	$(12,818)
Discontinued Operations:
Income from discontinued operations attributable to common shareholders – basic and diluted	$35,323	$7,652	$41,573	$12,879
Denominator:
Weighted average shares outstanding – basic	120,661	120,345	120,571	120,244
Effect of dilutive securities:
Share options and awards	1,034	—	991	967
Weighted average shares outstanding – diluted	121,695	120,345	121,562	121,211
Anti-dilutive securities, which are excluded from the calculation of net income per common share – diluted, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Share options (1)	2,362	2,383	2,362	2,384
Operating partnership units	1,582	1,628	1,583	1,636
Share options and awards	—	980	—	—
Total anti-dilutive securities	3,944	4,991	3,945	4,020
_______________

(1)	Exclusion results as exercise prices were greater than the average market price for each respective period.

Note 13. Share Options and Awards
In November 2011, we announced changes to the long-term incentive program under our Amended and Restated 2010 Long-Term Incentive Plan. Future grants of awards will incorporate service-based and two market-based measures for restricted share awards to promote share ownership among the participants and to emphasize the importance of total shareholder return. The terms of each grant vary depending upon the participant's responsibilities and position within the Company. We categorize these share awards as either service-based share awards or market-based share awards. All awards were valued at the fair market value on the date of grant and earn dividends throughout the vesting period. Compensation expense is measured at the grant date and recognized over the vesting period. All share awards are awarded subject to the participant’s continued employment with us.

The share awards are subject to a three-year cliff vesting basis. Service-based share and market-based share awards are subject to the achievement of select performance goals as follows:

•
Service-based awards and accumulated dividends vest upon the third anniversary of the grant date. These grants are subject only to continued employment and not dependent on future performance measures. Accordingly, if such vesting criteria are not met, compensation cost previously recognized would be reversed.

•
Market-based awards vest based upon the performance metrics at the end of a three-year period. These awards are based 50% on our three-year relative total shareholder return (“TSR”) as compared to the FTSE NAREIT U.S. Shopping Center Index. The other 50% is tied to our three-year absolute TSR. At the end of a three year period, the performance measures are analyzed; the actual number of shares earned is determined and the earned shares and the accumulated dividends vest. The probability of meeting the market criteria is considered when calculating the estimated fair value on the date of grant using a Monte Carlo simulation. These awards are accounted for as awards with market criteria, with compensation cost recognized over the service period, regardless of whether the market criteria are achieved and the awards are ultimately earned and vest.

The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Six Months Ended June 30, 2012
	Minimum	Maximum
Dividend yield	0.0%	4.4%
Expected volatility	27.7%	51.6%
Expected life (in years)	—	3
Risk-free interest rate	0.1%	0.4%
A summary of the status of unvested restricted share awards for the six months ended June 30, 2012 is as follows:

	Unvested Restricted Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2012	407,328	$20.43
Granted:
Service-based awards	129,813	24.91
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	57,650	26.45
Market-based awards relative to three-year absolute TSR	57,650	27.65
Vested	(116,135)	20.19
Forfeited	(595)	24.91
Outstanding, June 30, 2012	535,711	$22.99

As of June 30, 2012 and December 31, 2011, there was approximately $6.7 million and $5.0 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 2.4 years and 2.3 years, respectively.

Note 14. Employee Benefit Plans
We sponsor a noncontributory qualified retirement plan and a separate and independent nonqualified supplemental retirement plan for certain employees. The components of net periodic benefit cost for both plans are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$491	$789	$1,389	$1,931
Interest cost	969	724	2,067	1,890
Expected return on plan assets	(667)	(405)	(1,769)	(1,225)
Prior service cost	(35)	(21)	(93)	(70)
Recognized loss	467	151	856	462
Total	$1,225	$1,238	$2,450	$2,988
For the six months ended June 30, 2012 and 2011, we contributed $2.5 million and $2.2 million, respectively, to the qualified retirement plan. Currently, we do not anticipate making any additional contributions to this plan during 2012.

Note 15. Related Parties
Through our management activities and transactions with our real estate joint ventures and partnerships, we had net accounts receivable of $1.5 million and $2.2 million outstanding as of June 30, 2012 and December 31, 2011, respectively. We also had accounts payable and accrued expenses of $7.6 million and $8.2 million outstanding as of June 30, 2012 and December 31, 2011, respectively. For the three months ended June 30, 2012 and 2011, we recorded joint venture fee income of $1.6 million and $1.5 million, respectively. For the six months ended June 30, 2012 and 2011, we recorded joint venture fee income of $3.3 million and $3.1 million, respectively.
In February 2012, we sold our 47.8% unconsolidated joint venture interest in a Colorado development project to our partner with gross sales proceeds totaling $29.1 million, which includes the assumption of our share of debt, generating a gain of $3.5 million.

Note 16. Commitments and Contingencies
As of June 30, 2012, we participate in four real estate ventures structured as DownREIT partnerships that have properties in Arkansas, California, North Carolina, Texas and Utah. As a general partner, we have operating and financial control over these ventures and consolidate them in our consolidated financial statements. These ventures allow the outside limited partners to exchange their interest in the partnership for our common shares or an equivalent amount in cash. We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. No common shares were issued in exchange for any of these interests during the six months ended June 30, 2012 and 2011. The aggregate redemption value of these interests was approximately $42 million and $35 million as of June 30, 2012 and December 31, 2011, respectively.
We are subject to numerous federal, state and local environmental laws, ordinances and regulations in the areas where we own or operate properties. We are not aware of any contamination which may have been caused by us or any of our tenants that would have a material effect on our consolidated financial statements.
As part of our risk management activities, we have been accepted into state sponsored environmental programs which will limit our expenses if contaminants need to be remediated. We also have an environmental insurance policy that covers us against third party liabilities and remediation costs.
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
As of June 30, 2012, we have entered into commitments aggregating $67.3 million comprised principally of construction contracts which are generally due in 12 to 36 months.
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
A summary of our consolidated VIEs is as follows (in thousands):

	June 30, 2012	December 31, 2011
Maximum Risk of Loss (1)	$137,645	$138,176
Assets held by VIEs	295,987	309,387
Assets held as collateral for debt	243,525	250,105
_______________

(1)	The maximum risk of loss has been determined to be limited to our guaranties of debt for each real estate joint venture.
Restrictions on the use of these assets are significant because they are collateral for the VIEs’ debt, and we would generally be required to obtain our partners’ approval in accordance with the joint venture agreements for any major transactions. Transactions with these joint ventures on our consolidated financial statements have been limited to changes in noncontrolling interests and reductions in debt from our partners’ contributions. We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required including operating cash shortfalls and unplanned capital expenditures. We have not provided any additional support to the VIEs as of June 30, 2012.
Unconsolidated VIEs:
At June 30, 2012 and December 31, 2011, two unconsolidated real estate joint ventures were determined to be VIEs through the issuance of secured loans, of which $21.2 million of debt associated with a tenancy-in-common arrangement is recorded in our Condensed Consolidated Balance Sheet, since the lenders have the ability to make decisions that could have a significant impact on the success of the entities. At December 31, 2011, we had one unconsolidated real estate joint venture with an interest in an entity, which was deemed to be a VIE since the unconsolidated joint venture provided a guaranty for the entity’s debt; however, in February 2012, our unconsolidated joint venture interest associated with these entities was sold. A summary of our unconsolidated VIEs is as follows (in thousands):

	June 30, 2012	December 31, 2011
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$30,090	$30,377
Maximum Risk of Loss (2)	33,517	75,274
_______________

(1)	The carrying amount of the investments represents our contributions to the real estate joint ventures net of any distributions made and our portion of the equity in earnings of the joint ventures.

(2)	The maximum risk of loss has been determined to be limited to our debt exposure for each real estate joint venture.

We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls and unplanned capital expenditures, under which additional contributions may be required.

Note 18. Business Combinations
Effective April 13, 2011, we acquired our partner’s 50% interest in an unconsolidated joint venture related to a development property in Florida, which resulted in the consolidation of this property. Management has determined that this transaction qualified as a business combination to be accounted for under the acquisition method. Accordingly, the assets and liabilities of this transaction were recorded in our Condensed Consolidated Balance Sheet at its estimated fair value as of the effective date, with any applicable partner’s share of the resulting net change included in noncontrolling interests. Fair value of assets acquired, liabilities assumed and equity interests was estimated using market-based measurements, including cash flow and other valuation techniques. The fair value measurement is based on both significant inputs for similar assets and liabilities in comparable markets and significant inputs that are not observable in the markets in accordance with our fair value measurements accounting policy. Key assumptions include third-party broker valuation estimates, discount rate of 8%, a terminal capitalization rate for similar properties, and factors that we believe market participants would consider in estimating fair value. The result of this transaction is included in our Condensed Consolidated Statements of Operations and Comprehensive Income beginning April 13, 2011.
The following table summarizes the transaction related to the business combination, including the assets acquired and liabilities assumed as indicated (in thousands):

April 13, 2011
Fair value of our equity interest before business combinations	$7,578
Fair value of consideration transferred (1)	$11,462
Amounts recognized for assets and liabilities assumed:
Assets:
Property	$32,807
Unamortized debt and lease costs	2,421
Accrued rent and accounts receivable	211
Cash and cash equivalents	1,402
Other, net	694
Liabilities:
Accounts payable and accrued expenses	(137)
Other, net	(318)
Total net assets	$37,080
Noncontrolling interests of the real estate joint venture	$—
_______________

(1)	Consideration included $.5 million of cash and $11.0 million in debt reimbursement.

As a result of the above business combination, we recognized a gain of $4.6 million which is attributable to the realization upon consolidation of our preferred return on equity. For the three and six months ended June 30, 2011, this gain is included in discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Income as the property was sold during December 2011.

During 2012, we have acquired two shopping centers located in California and Texas. The following table summarizes the transactions related to these acquisitions, including the assets acquired and liabilities assumed as indicated (in thousands):

June 30, 2012
Fair value of consideration transferred	$104,460
Amounts recognized for assets and liabilities assumed:
Assets:
Property	$97,703
Unamortized debt and lease costs	7,910
Other, net	531
Liabilities:
Accounts payable and accrued expenses	(1,812)
Other, net	(1,824)
Total net assets	$102,508

Acquisition costs (included in operating expenses)	$398

The following table summarizes the impact to revenues and net income attributable to common shareholders from our acquisitions as follows (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Increase in revenues	$209	$242
Increase in net income attributable to common shareholders	133	148

The following table summarizes the pro forma impact of these transactions as if they had been consolidated or acquired on January 1, 2011, the earliest year presented, as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	Pro Forma 2012(1)	Pro Forma 2011(1)	Pro Forma 2012(1)	Pro Forma 2011(1)
Revenues	$127,489	$125,405	$250,967	$245,549
Net income	33,871	3,713	57,720	21,720
Net income (loss) attributable to common shareholders	23,660	(6,392)	37,199	1,654
Earnings per share – basic	0.20	(0.05)	0.31	0.01
Earnings per share – diluted	0.19	(0.05)	0.31	0.01

_______________

(1)	There are no non-recurring pro forma adjustments included within or excluded from the amounts in the preceding table.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2012
Assets:
Investments in grantor trusts	$15,692			$15,692
Derivative instruments:
Interest rate contracts		$10,854		10,854
Total	$15,692	$10,854	$—	$26,546
Liabilities:
Derivative instruments:
Interest rate contracts		$783		$783
Deferred compensation plan obligations	$15,692			15,692
Total	$15,692	$783	$—	$16,475
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2011
Assets:
Investments in grantor trusts	$14,693			$14,693
Derivative instruments:
Interest rate contracts		$10,816		10,816
Total	$14,693	$10,816	$—	$25,509
Liabilities:
Derivative instruments:
Interest rate contracts		$674		$674
Deferred compensation plan obligations	$14,693			14,693
Total	$14,693	$674	$—	$15,367
A reconciliation of the outstanding balance of the subordinate tax increment revenue bonds using significant unobservable inputs (Level 3) is as follows (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Outstanding, January 1, 2011	$10,700
Settlement of recalled bonds (1)	(10,700)
Outstanding, December 31, 2011	$—
_______________

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
Assets measured at fair value on a nonrecurring basis at June 30, 2012, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Gains (Losses) (1)
Property (2)			$46,375	$46,375	$(4,293)
Property held for sale (3)		$39,131		39,131	(3,929)
Investment in real estate joint ventures and partnerships (4)		24,231		24,231	(6,608)
Total	$—	$63,362	$46,375	$109,737	$(14,830)
_______________

(1)	Total gains (losses) exclude impairments on disposed assets because they are no longer held by us.

(2)
In accordance with our policy of evaluating and recording impairments on the disposal of long-lived assets, property with a carrying amount of $50.7 million was written down to a fair value of $46.4 million, resulting in a loss of $4.3 million, which was included in earnings for the period. Management’s estimate of the fair value of these properties was determined using Level 3 inputs. See the quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements table below.

(3)
Property held for sale with a carrying amount of $42.2 million was written down to a fair value of $39.1 million less costs to sell of $0.8 million, resulting in a loss of $3.9 million, which was included in discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Income for the period. Management’s estimate of the fair value of these properties was determined using bona fide purchase offers for the Level 2 inputs.

(4)
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

Assets measured at fair value on a nonrecurring basis at December 31, 2011, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Gains (Losses) (1)
Property		$389	$98,207	$98,596	$(36,907)
Property held for sale		43,657	1,500	45,157	(13,799)
Investment in real estate joint ventures and partnerships			6,311	6,311	(1,752)
Subordinate tax increment revenue bonds			26,723	26,723	(18,737)
Total	$—	$44,046	$132,741	$176,787	$(71,195)
_______________

(1)	Total gains (losses) are reflected throughout 2011 and exclude impairments on disposed assets because they are no longer held by us.

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
Our net investment in real estate joint ventures and partnerships with a carrying amount of $8.1 million was written down to a fair value of $6.3 million, resulting in a loss of $1.8 million, which was included in earnings for the period. Management’s estimate of the fair value of these investments was determined using the life and other terms of the investment, our partner’s financial condition, cash flow models and capitalization rates ranging from 7% to 9% for the Level 3 inputs.
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
Schedule of the fair value of our notes is as follows (in thousands):

	June 30, 2012	December 31, 2011
Carrying value	$89,363	$149,204
Fair value, using significant unobservable inputs (Level 3)	91,177	153,532
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
Schedule of the fair value of our tax increment revenue bonds is as follows (in thousands):

	June 30, 2012	December 31, 2011
Carrying value	$26,505	$26,505
Fair value, using significant unobservable inputs (Level 3)	26,505	26,505
A reconciliation of the credit loss recognized on our tax increment revenue bonds at June 30, 2012 is as follows (in thousands):

Credit Loss Recognized
Beginning balance, January 1, 2011	$11,717
Additions	19,305
Ending balance, December 31, 2011	31,022
Additions	—
Ending Balance, June 30, 2012	$31,022

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
Schedule of the fair value of our debt is as follows (in thousands):

	June 30, 2012	December 31, 2011
Fixed-rate debt:
Carrying value	$1,819,541	$2,014,834
Fair value, using significant unobservable inputs (Level 3)	1,958,305	2,054,670
Variable-rate debt:
Carrying value	$375,144	$517,003
Fair value, using significant unobservable inputs (Level 3)	388,486	531,353

The quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements as of June 30, 2012 reported in the above tables, is as follows:

Description	Fair Value at June 30, 2012	Valuation Technique	Unobservable Inputs	Range
				Minimum	Maximum
Impaired property	$46,375	Broker valuation estimate	Indicative bid (1)
		Bona fide purchase offers	Contract prices (1)
		Discounted cash flows	Discount rates	9.5%	10.0%
			Capitalization rates	9.0%	10.5%
			Holding period (years)		1
			Expected future inflation rates (2)		3.0%
			Market rent growth rate (2)		3.0%
			Expense growth rate (2)		3.0%
			Vacancy rate (2)		5.0%
			Renewal rate (2)		75.0%
			Average market rent rate (2)		$10.52
			Average leasing costs per square foot (2)		$16.50
Notes receivable from real estate joint ventures and partnerships	91,177	Discounted cash flows	Discount rate		2.8%
Tax increment revenue bonds	26,505	Discounted cash flows	Discount rate		7.5%
			Expected future growth rates	1.0%	4.0%
			Expected future inflation rates	1.0%	2.0%
Fixed-rate debt	1,958,305	Discounted cash flows	Discount rates	1.0%	6.4%
Variable-rate debt	388,486	Discounted cash flows	Discount rates	1.4%	5.0%
_______________

(1)	These fair values were developed by third parties, subject to our corroboration for reasonableness.

(2)	Only applies to one property valuation.

*****

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. As described in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) disruptions in financial markets, (ii) general economic and local real estate conditions, (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iv) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates, (vii) the availability of suitable acquisition opportunities, (viii) the ability to dispose properties, (ix) changes in expected development activity, (x) increases in operating costs, (xi) tax matters, including failure to qualify as a real estate investment trust, could have adverse consequences and (xii) investments through real estate joint ventures and partnerships involve risks not present in investments in which we are the sole investor. Accordingly, there is no assurance that our expectations will be realized. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
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
Executive Overview
Weingarten Realty Investors is a REIT organized under the Texas Business Organizations Code. We, and our predecessor entity, began the ownership and development of shopping centers and other commercial real estate in 1948. Our primary business is leasing space to tenants in the shopping centers and other properties we own or lease. We also manage centers for joint ventures in which we are partners or for other outside owners for which we charge fees.
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, that totals approximately 63.8 million square feet. We have a diversified tenant base with our largest tenant comprising only 3.3% of total rental revenues during the first six months of 2012.
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
During 2011, we announced our intentions to dispose of over $600 million of non-core operating properties over the next few years, which will recycle capital for growth opportunities, strengthen our operating fundamentals and allow for further deleveraging of our balance sheet. For the six months ended June 30, 2012, we have successfully disposed of $93.6 million, both directly or through our interest in real estate joint ventures or partnerships and excluding the industrial portfolio agreement referred to below. We have approximately $189.3 million currently under contracts or letters of intent. Upon the completion of this program, we believe our remaining portfolio of retail properties will be among the strongest in our sector.

In addition to the capital recycling described above, in May 2012, we sold a portfolio of wholly-owned industrial properties for a gross selling price of $382.4 million to DRA Fund VII LLC, an affiliate of DRA Advisors LLC. The portfolio consisted of 52 industrial properties, aggregating approximately 9.6 million square feet located in Florida, Georgia, Tennessee, Texas and Virginia. We are actively marketing our remaining industrial assets which are all held in unconsolidated joint ventures, and we expect to dispose of our interests during 2012. By exiting the industrial real estate market, we have successfully accomplished our goal of positioning ourselves as a REIT dedicated to the retail real estate market.
As we are generally selling lower tier, non-core assets, access to capital remains an issue. Even with these conditions, we continue to believe we will successfully execute our disposition plan; although continued weakness in the CMBS debt markets and a downturn in the economy could impact our ability to execute this plan.
Despite the substantial competition for quality acquisition opportunities, we have been able to close on $118.3 million during the first six months of 2012. We will continue to identify selected properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market.
We strive to maintain a strong, conservative capital structure which provides ready access to a variety of attractive long and short-term capital sources. We carefully balance lower cost short-term financing with long-term liabilities associated with acquired or developed long-term assets. The funds from the industrial transaction allowed us to significantly reduce our debt levels. Specifically, we paid off our $200 million term loan, a $115 million 5.3% fixed-rate medium term note and reduced amounts outstanding under our revolving credit facility which strengthens our balance sheet and further enhances our access to various sources of capital. While the availability of capital has improved over the past year, there can be no assurance that such pricing and availability will not deteriorate in the future.
At June 30, 2012, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 316 developed income-producing properties and 11 properties under various stages of construction and development. The total number of centers includes 301 neighborhood and community shopping centers and 26 other operating properties located in 21 states spanning the country from coast to coast.
We also owned interests in 39 parcels of land held for development that totaled approximately 29.2 million square feet.
We had approximately 6,900 leases with 4,700 different tenants at June 30, 2012.
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
Operational Metrics
In assessing the performance of our properties, management carefully monitors various operating metrics of the portfolio. Below are are performance metrics associated with our occupancy, same property net operating income ("SPNOI") growth and leasing activity on a pro rata basis.

	June 30,
	2012	2011
Occupancy:
Retail	93.7%	92.4%
Total	93.4%	91.2%

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
SPNOI Growth: (1)
Retail	2.9%	3.8%
Total	2.9%	3.7%
_______________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to operating income.

	Number of Leases	Square Feet	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Leasing Activity:
Three Months Ended June 30, 2012
Retail new leases (1)	86	219	$18.74	$17.81	$23.25	5.2%
Retail renewals	217	572	17.51	16.98	0.15	3.1%
Other	7	68	4.51	4.46	0.48	1.2%
Not comparable spaces	86	481
Total	396	1,340	$16.80	$16.20	$6.06	3.7%

Six Months Ended June 30, 2012
Retail new leases (1)	157	474	$17.05	$16.25	$19.12	4.9%
Retail renewals	464	1,816	15.11	14.46	0.05	4.5%
Other	35	527	4.69	4.72	0.56	(0.6)%
Not comparable spaces	149	660
Total	805	3,477	$13.49	$12.94	$3.35	4.2%
_______________

(1)	Average lease commissions per square foot for the three and six months ended June 30, 2012 were $3.41 and $3.88, respectively.

The operating metrics of our retail portfolio continue to strengthen as the economy continues to stabilize. Our retail portfolio delivered exceptional operating results with:

•	an increase in occupancy of 1.3% over the second quarter of 2011;

•	an increase of 1.0% in small shop (spaces less than 10,000 square feet) occupancy over the first quarter of 2012, as well as, a 1.5% increase over the second quarter of 2011;

•	an increase of 3.8% SPNOI over the the first six months of 2011; and

•	rental rate increases through six months of 4.2%, which includes an increase of 4.9% on new leases.

While we will continue to monitor the economy and the effects on our tenants, we believe the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio will allow us to maintain similar occupancy levels as we move through the remainder of 2012, assuming no bankruptcies by multiple national or regional tenants. A stabilization in economic conditions and a reduction in quality retail space available contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases, primarily from our retail portfolio. While we have achieved a 4.9% growth in rental rates for the first six months of this year on new retail leases, maintaining this level of positive rental growth on new leases for the remainder of 2012 is not assured.
New Development
At June 30, 2012, we had 11 properties in various stages of construction and development. We have funded $160.5 million to date on these projects, and we estimate our investment upon completion to be $194.0 million, after consideration of proceeds from anticipated land sales and tax incentive financing which is estimated to be $24.6 million. Overall, the average projected stabilized return on investment for these properties is approximately 7.1% upon completion.
We have approximately $126.6 million in land held for development at June 30, 2012. We continue to experience greater levels of interest compared to previous years in our land held for development from retailers and other market participants. Also, certain tracts of land have been designated for transition to land under development as additional phases of existing developments become feasible. We continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains very challenging.
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
An analysis of our equity method investments in real estate joint ventures and partnerships, specifically our industrial real estate joint ventures, resulted in an impairment charge of $6.6 million for the six months ended June 30, 2012 based on third party offers to buy our interest in these joint ventures. Also, we recognized an impairment charge of $19.9 million during the six months ended June 30, 2012 on various properties in our real estate joint ventures and partnerships as these properties are being marketed for sale.
Fee income from joint venture and third party managed operations for the six months ended June 30, 2012 and 2011 was approximately $3.4 million and $3.2 million, respectively. This fee income is based upon revenues, net income, collected cash and in some cases appraised property values. In 2012, we anticipate these fees will be consistent with our 2011 performance until we exit our industrial joint venture interests; which would result in a reduction of approximately $.3 million.
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
Our disposition program may be impacted by market pricing conditions and debt financing available to prospective purchasers. After specifically identifying potential disposition properties and analyzing current market data, we recognized an impairment charge of $8.5 million during the six months ended June 30, 2012 on properties which we believe are probable to sell as part of this initiative.

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

Results of Operations
Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011
The following table is a summary of certain items from our Condensed Consolidated Statements of Operations and Comprehensive Income, which we believe represent items that significantly changed during the second quarter of 2012 as compared to the same period in 2011:

	Three Months Ended June 30,
	2012	2011	Change	% Change
Revenues	$125,620	$123,325	$2,295	1.9%
Real estate taxes, net	14,744	13,736	1,008	7.3%
Impairment loss	4,293	18,891	(14,598)	(77.3)%
Interest expense, net	29,311	37,036	(7,725)	(20.9)%
Equity in (losses) earnings of real estate joint ventures and partnerships, net	(15,695)	3,579	(19,274)	(538.5)%
Revenues
The increase in revenues of $2.3 million is primarily attributable to an increase in net rental revenues of $5.2 million associated with an increase in occupancy and rental rates, the acquisition of three properties in 2012 and two properties in 2011, as well as new development completions. Offsetting this net rental revenue increase is a decrease in other income of $2.9 million, which was attributable to a decline in lease cancellation and miscellaneous revenue.
Real Estate Taxes, net
The increase in real estate taxes results primarily from rate and valuation changes.
Impairment Loss
The impairment loss in 2012 of $4.3 million is largely attributable to four properties being marketed for sale, while the impairment loss in 2011 of $18.9 million related primarily to the net credit loss on the exchange of the tax increment revenue bonds.

Interest Expense, net
Net interest expense decreased $7.7 million or 20.9%. The components of net interest expense were as follows (in thousands):

	Three Months Ended June 30,
	2012	2011
Gross interest expense	$30,472	$37,354
Amortization of convertible bond discount	—	572
Over-market mortgage adjustment	(350)	(573)
Capitalized interest	(811)	(317)
Total	$29,311	$37,036
Gross interest expense totaled $30.5 million in the second quarter of 2012, down $6.9 million or 18.4% from the second quarter of 2011. The decrease in gross interest expense was due primarily to the refinancing of notes and mortgages through our revolving credit facility. In the second quarter of 2012, the weighted average debt outstanding was $2.4 billion at a weighted average interest rate of 5.1% as compared to $2.5 billion outstanding at a weighted average interest rate of 6.1% in 2011. The amortization of convertible bond discount ceased in July 2011.
Equity in (Losses) Earnings of Real Estate Joint Ventures and Partnerships, net
The decrease of $19.3 million is mainly due to impairment losses in 2012, which totaled $19.9 million.
Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011
The following table is a summary of certain items from our Condensed Consolidated Statements of Operations and Comprehensive Income, which we believe represent items that significantly changed during the first six months of 2012 as compared to the same period in 2011:

	Six Months Ended June 30,
	2012	2011	Change	% Change
Revenues	$247,054	$240,531	$6,523	2.7%
Depreciation and amortization	68,431	66,154	2,277	3.4%
Operating expenses	47,103	44,925	2,178	4.8%
Impairment loss	11,145	19,661	(8,516)	(43.3)%
General and administrative expenses	14,684	13,136	1,548	11.8%
Interest expense, net	60,740	73,649	(12,909)	(17.5)%
Gain on sale of real estate joint venture and partnership interests	5,562	—	5,562	—%
Equity in (losses) earnings of real estate joint ventures and partnerships, net	(11,620)	6,976	(18,596)	(266.6)%
Revenues
The increase in revenues of $6.5 million is primarily attributable to an increase in net rental revenues of $9.2 million associated with an increase in occupancy and rental rates, the acquisition of three properties in 2012 and two properties in 2011, as well as new development completions. Offsetting this net rental revenue increase is a decrease in other income of $2.7 million, which was attributable to a decline in lease cancellation and miscellaneous revenue.
Depreciation and Amortization
The increase of $2.3 million is due to new development completions, the acquisition of three properties in 2012 and two properties in 2011 and other capital activities.
Operating Expenses
The increase in operating expenses of $2.2 million is primarily attributable to an increase in maintenance repair expenses of the portfolio totaling $1.1 million. Also, management fees have increased $.6 million due to the fair value increase of $.2 million in the assets held in a grantor trust related to our deferred compensation plan and an increase in salary expense related to our long-term incentive plan.

Impairment Loss
The impairment loss in 2012 of $11.1 million is mainly attributable to four properties being marketed for sale, an equity interest in an unconsolidated real estate joint venture that owns industrial properties, and an unimproved land parcel. The impairment loss in 2011 of $19.7 million related primarily to the net credit loss on the exchange of the tax increment revenue bonds, a purchase option on a medical building and three tracts of undeveloped land.
General and Administrative Expenses
The increase in general and administrative expenses of $1.5 million resulted primarily from the 2012 issuance of share awards to newly retirement eligible individuals.
Interest Expense, net
Net interest expense decreased $12.9 million or 17.5%. The components of net interest expense were as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Gross interest expense	$62,796	$74,519
Amortization of convertible bond discount	—	1,144
Over-market mortgage adjustment	(462)	(1,360)
Capitalized interest	(1,594)	(654)
Total	$60,740	$73,649
Gross interest expense totaled $62.8 million in the first six months of 2012, down $11.7 million or 15.7% from the first six months of 2011. The decrease in gross interest expense was due primarily to the reduction in interest rates as a result of refinancing notes and mortgages through the revolving credit facility. For the first six months of 2012, the weighted average debt outstanding was $2.4 billion at a weighted average interest rate of 5.1% as compared to $2.6 billion outstanding at a weighted average interest rate of 5.8% in 2011. The amortization of convertible bond discount ceased in July 2011.
Gain on Sale of Real Estate Joint Venture and Partnership Interests
The increase of $5.6 million is attributable to the sale of an interest in three unconsolidated real estate joint ventures during 2012.
Equity in (Losses) Earnings of Real Estate Joint Ventures and Partnerships, net
The decrease of $18.6 million is mainly due to impairment losses in 2012, which totaled $19.9 million.

Effects of Inflation
We have structured our leases in such a way as to remain largely unaffected should significant inflation occur. Most of the leases contain percentage rent provisions whereby we receive increased rentals based on the tenants’ gross sales. Many leases provide for increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, many of our leases are for terms of less than 10 years, allowing us to adjust rental rates to changing market conditions when the leases expire. Most of our leases also require the tenants to pay their proportionate share of operating expenses and real estate taxes. As a result of these lease provisions, increases due to inflation, as well as real estate tax rate increases, generally do not have a significant adverse effect upon our operating results as they are absorbed by our tenants. Under the current economic climate, little to no inflation is occurring.

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
As of June 30, 2012, we had $229.0 million outstanding under our credit facilities and our debt maturities remaining in 2012 totaled $103.4 million. We believe proceeds from our disposition program for 2012, including the wholly-owned industrial portfolio sale, combined with our available capacity under the revolving credit facilities, will provide adequate liquidity to fund our capital needs. In the event our disposition program does not progress as expected, we believe other debt and equity alternatives are available to us. Although external market conditions are not within our control, we do not currently foresee any reasons that would prevent us from entering the capital markets if needed.
For the first six months of 2012, we have received gross sales proceeds of $476.0 million related to dispositions. These proceeds were used to pay down our $200.0 million unsecured term loan and a $115.0 million 5.3% fixed-rate medium term note that matured in May 2012, and to fund $118.3 million in acquisitions. Operating cash flows from discontinued operations are included in net cash from operating activities in our Consolidated Statements of Cash Flows, while proceeds from discontinued operations are included as investing activities. Currently, discontinued operations represent 14.2% of our net cash from operating activities, and we would expect future net cash from operating activities to decrease accordingly when compared to prior periods.
We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. Off balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $551.0 million, of which our ownership percentage is $196.1 million at June 30, 2012. Scheduled principal mortgage payments on this debt, excluding non-cash related items totaling $1.5 million, at 100% are as follows (in millions):

2012 remaining	$23.8
2013	55.4
2014	116.4
2015	41.6
2016	98.0
Thereafter	214.3
Total	$549.5
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
Investing Activities:
Acquisitions and Joint Ventures
During 2012, we acquired two shopping centers and other retail property for approximately $118.3 million.
Dispositions
During 2012, we sold 13 shopping centers, 53 industrial properties and other retail property, either directly or through our interests in real estate joint ventures and partnerships. We also sold three unconsolidated real estate joint venture interests and assigned a 75% consolidated joint venture interest to our partner. Aggregate gross sales proceeds including the assumption of debt from these transactions totaled $476.0 million and generated gains of $41.1 million.
New Development
At June 30, 2012, we had 11 projects under various stages of construction and development with a total square footage of approximately 2.1 million. Overall, we expect our investment in these properties upon completion to be $194.0 million, net of future proceeds from land sales and tax incentive financing of $24.6 million.

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
Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, new development and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

Six Months Ended June 30, 2012
Acquisitions	$122,217
New Development	15,984
Redevelopment	1,672
Other	34,666
Total	$174,539
For the year, we anticipate our acquisitions to total between $200 million and $250 million. Our new development investment for the year is estimated to be approximately $75 million to $100 million of which completed investment amounts of these projects is discussed above. Further, we have entered into commitments aggregating $67.3 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our revolving credit facility.
Financing Activities:
Debt
Total debt outstanding was $2.2 billion at June 30, 2012 and included $1.8 billion on which interest rates are fixed and $375.1 million, including the effect of $118.7 million of interest rate contracts, which bears interest at variable rates. Additionally, of our total debt, $937.6 million was secured by operating properties while the remaining $1.3 billion was unsecured.
We have a $500 million unsecured revolving credit facility, which expires in September 2015 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. The borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, are currently 125.0 and 25.0 basis points, respectively. The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million. As of July 31, 2012, we had $175.0 million outstanding, and the available balance was $322.6 million, net of $2.4 million in outstanding letters of credit.
We also have an agreement with a bank for an unsecured and uncommitted overnight facility totaling $99 million that we maintain for cash management purposes. The facility provides for fixed interest rate loans at a 30 day LIBOR rate plus a borrowing margin based on market liquidity. As of July 31, 2012, we had $45.2 million outstanding under this facility, and the available balance was $53.8 million.
For the six months ended June 30, 2012, the maximum balance and weighted average balance outstanding under both facilities combined were $281.7 million and $169.7 million, respectively, at a weighted average interest rate of 1.3%.
We used the proceeds from the sale of our wholly-owned industrial properties to pay off our $200 million term loan, a $115 million 5.3% fixed-rate medium term note that matured in May 2012, and reduced amounts outstanding under our $500 million revolving credit facility.
Our five most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios. We believe we were in full compliance with our public debt and revolving credit facility covenants as of June 30, 2012.

Our public debt covenant ratios as defined in our indenture agreement were as follows at June 30, 2012:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	42.1%
Secured Debt to Asset Ratio	Less than 40.0%	17.9%
Fixed Charge Ratio	Greater than 1.5	2.8
Unencumbered Asset Test	Greater than 100%	273.8%
At June 30, 2012, we had four interest rate contracts with an aggregate notional amount of $118.7 million that were designated as fair value hedges and convert fixed interest payments at rates ranging from 4.2% to 7.5% to variable interest payments ranging from 0.5% to 4.4%.
We also have three interest rate contracts with an aggregate notional amount of $26.8 million that were designated as cash flow hedges. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
We could be exposed to losses in the event of nonperformance by the counter-parties related to our interest rate contracts; however, management believes such nonperformance is unlikely.
Equity
In February 2012, our Board of Trust Managers approved an increase in our quarterly dividend rate for our common shares from $0.275 to $0.290 per share commencing with the first quarter 2012 distribution. Common and preferred dividends paid totaled $86.7 million during the first six months of 2012. Our dividend payout ratio (as calculated as dividends paid on common shares divided by funds from operations (“FFO”) - basic) for the six months ended June 30, 2012 approximated 63.6%, respectively, which is inclusive of non-cash transactions including impairment charges and other non-cash items.
We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.
Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our revolving credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $67.3 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of June 30, 2012 (in thousands):

	Remaining
	2012	2013	2014	2015	2016	Thereafter	Total
Mortgages and Notes Payable (1)
Unsecured Debt	$107,334	$218,355	$339,571	$338,442	$93,651	$285,596	$1,382,949
Secured Debt	63,688	191,618	198,675	182,004	181,193	335,129	1,152,307
Lease Payments	1,794	3,548	3,184	2,956	2,623	121,295	135,400
Other Obligations (2)	26,433	37,734					64,167
Total Contractual Obligations	$199,249	$451,255	$541,430	$523,402	$277,467	$742,020	$2,734,823

_______________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at June 30, 2012, excluding the effect of interest rate swaps. Also, excludes a $74.1 million debt service guaranty liability.

(2)
Other obligations may include income and real estate tax payments, commitments associated with our secured debt, contributions to our retirement plan and other employee payments. No amounts have been included in the table for contributions related to our retirement plan as the required contribution for 2012 has been fully funded.

Related to our investment in a development project in Sheridan, Colorado, we, our joint venture partner and the joint venture have each provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. In 2011, the Agency reissued $74.1 million of Series A bonds used for an urban renewal project. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our consolidated financial statements as of June 30, 2012.

Off Balance Sheet Arrangements
As of June 30, 2012, none of our off balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $3.4 million were outstanding under the revolving credit facility at June 30, 2012.
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
As of June 30, 2012, two unconsolidated real estate joint ventures were determined to be VIEs through the issuance of secured loans, since the lenders have the ability to make decisions that could have a significant impact on the profitability of the entities. Our maximum risk of loss associated with these VIEs was limited to $33.5 million at June 30, 2012.
We have a real estate limited partnership agreement with a foreign institutional investor to purchase up to $280 million of retail properties in various states. Our ownership in this unconsolidated real estate limited partnership is 51%. To date, no properties have been purchased.

Non-GAAP Financial Measures
Certain of our key performance indicators are considered non-GAAP financial measures. Management uses these measures along with our GAAP financial statements in order to evaluate our operating results. We believe these additional measures provided users of our financial information additional comparable indicators of our industry, as well as, our performance.
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
FFO is calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) attributable to common shareholders	$22,550	$(7,166)	$34,878	$61
Depreciation and amortization	33,321	37,999	70,940	74,927
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	5,363	5,629	11,007	11,593
Impairment of operating properties and real estate equity investments	5,051	2,473	14,830	3,235
Impairment of operating properties of unconsolidated real estate joint ventures and partnerships	19,889	—	19,889	411
Gain on acquisition	—	(4,559)	—	(4,559)
Gain on sale of property and interests in real estate equity investments	(31,334)	(90)	(40,907)	(1,150)
(Gain) loss on sale of property of unconsolidated real estate joint ventures and partnerships	(123)	—	(123)	10
Funds from operations – basic and diluted	$54,717	$34,286	$110,514	$84,528
Weighted average shares outstanding – basic	120,661	120,345	120,571	120,244
Effect of dilutive securities:
Share options and awards	1,034	—	991	967
Weighted average shares outstanding – diluted	121,695	120,345	121,562	121,211

Funds from operations per share – basic	$0.45	$0.28	$0.92	$0.70

Funds from operations per share – diluted	$0.45	$0.28	$0.91	$0.70
Same Property Net Operating Income
We consider SPNOI to be a key indicator of our financial performance as it provides a better indication of the recurring cash return on our properties by excluding certain non-cash revenues and expenses, as well as other infrequent or one-time items. We believe a pro rata basis is the most useful measurement as it provides our proportional share of SPNOI from all owned properties, including our share of SPNOI from unconsolidated joint ventures and partnerships, which cannot be readily determined under GAAP measurements and presentation. Although SPNOI is a widely used measure among REITs, there can be no assurance that SPNOI presented by us is comparable to similarly titled measures of other REITs.

Properties are included in the SPNOI calculation if they are owned and operated for the entirety of the most recent two fiscal year periods, except for properties for which significant redevelopment or expansion occurred during either of the periods presented and properties classified as discontinued operations. While there is judgment surrounding changes in designations, we move new development and redevelopment properties once they have stabilized, which is typically upon attainment of 90% occupancy. A rollforward of the properties included in our same property designation is as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Beginning of the period	356	354
Properties added:
Acquisitions	—	8
New Developments	—	6
Redevelopments	—	3
Properties removed:
Dispositions	(61)	(66)
Redevelopments	—	(10)
End of the period	295	295
SPNOI is calculated using operating income as defined by GAAP excluding property management fees, certain non-cash revenues and expenses such as straight-line rental revenue and the related reversal of such amounts upon early lease termination, depreciation, amortization, impairment losses, general and administrative expenses and other one-time items such as lease cancellation revenue, environmental abatement costs and demolition expenses. Consistent with the capital treatment of such costs, tenant improvements, leasing commissions and other direct leasing costs are excluded from SPNOI.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Income	$41,558	$26,995	$76,890	$68,741
Less:
Straight-line rents	997	915	1,829	3,412
Lease cancellations	136	1,246	155	1,264
Add:
Property management fees	675	686	1,612	1,639
Depreciation and amortization	34,332	33,457	68,431	66,154
Impairment loss	4,293	18,891	11,145	19,661
General and administrative	6,378	6,600	14,684	13,136
Other (1)	(9)	(665)	234	273
Net Operating Income	86,094	83,803	171,012	164,928
Less: NOI related to consolidated entities not defined as same property and noncontrolling interests	(11,394)	(11,046)	(21,233)	(20,170)
Add: Pro rata share of unconsolidated entities defined as same property	10,319	9,895	20,454	19,466
Same Property Net Operating Income	$85,019	$82,652	$170,233	$164,224
_______________

(1)	Other includes items such as environmental abatement costs and demolition expenses.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At June 30, 2012, we had fixed-rate debt of $1.8 billion and variable-rate debt of $375.1 million, after adjusting for the net effect of $118.7 million notional amount of interest rate contracts. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $3.8 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $13.9 million and $65.4 million, respectively.

ITEM 4.    Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2012. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012.
There has been no change to our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Repurchases of our common shares of beneficial interest for the quarter ended June 30, 2012 are as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
May 1, 2012 to May 31, 2012	1,632	$26.41
June 1, 2012 to June 30, 2012	9,895	$26.34
_______________

(1)	Shares repurchased are associated with employee share options exercised during this period.

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
Joe D. Shafer
Senior Vice President/Chief Accounting Officer
(Principal Accounting Officer)
DATE: August 9, 2012

EXHIBIT INDEX

(a)		Exhibits:

31.1*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report.

**	Furnished with this report.

†	Management contract or compensation plan or arrangement.