Form 10-Q
period 2012-09-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2012-11-08
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2012
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

As of October 31, 2012, there were 121,353,869 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rentals, net	$126,406	$119,746	$363,770	$347,882
Other	3,139	3,123	8,444	11,123
Total	129,545	122,869	372,214	359,005
Expenses:
Depreciation and amortization	36,623	33,487	103,909	98,489
Operating	26,583	22,494	73,088	66,777
Real estate taxes, net	15,259	14,658	43,557	42,054
Impairment loss	159	31,658	9,908	51,319
General and administrative	6,421	5,762	21,105	18,898
Total	85,045	108,059	251,567	277,537
Operating Income	44,500	14,810	120,647	81,468
Interest Expense, net	(28,109)	(35,475)	(88,587)	(108,268)
Interest and Other Income (Loss), net	1,818	(494)	4,786	2,984
Gain on Sale of Real Estate Joint Venture and Partnership Interests	—	—	5,562	—
Equity in Earnings (Losses) of Real Estate Joint Ventures and Partnerships, net	4,905	(3,034)	(6,715)	3,942
Gain on Acquisition	1,869	—	1,869	—
(Provision) Benefit for Income Taxes	(733)	(471)	(462)	67
Income (Loss) from Continuing Operations	24,250	(24,664)	37,100	(19,807)
Operating Income (Loss) from Discontinued Operations	2,636	(12,272)	9,763	1,802
Gain on Sale of Property from Discontinued Operations	14,826	586	49,724	586
Income (Loss) from Discontinued Operations	17,462	(11,686)	59,487	2,388
Gain on Sale of Property	335	392	859	1,588
Net Income (Loss)	42,047	(35,958)	97,446	(15,831)
Less: Net (Income) Loss Attributable to Noncontrolling Interests	(1,774)	2,738	(4,557)	410
Net Income (Loss) Adjusted for Noncontrolling Interests	40,273	(33,220)	92,889	(15,421)
Dividends on Preferred Shares	(8,869)	(8,869)	(26,607)	(26,607)
Net Income (Loss) Attributable to Common Shareholders	$31,404	$(42,089)	$66,282	$(42,028)
Earnings Per Common Share - Basic:
Income (loss) from continuing operations attributable to common shareholders	$0.12	$(0.25)	$0.06	$(0.37)
Income (loss) from discontinued operations	0.14	(0.10)	0.49	0.02
Net income (loss) attributable to common shareholders	$0.26	$(0.35)	$0.55	$(0.35)
Earnings Per Common Share - Diluted:
Income (loss) from continuing operations attributable to common shareholders	$0.12	$(0.25)	$0.05	$(0.37)
Income (loss) from discontinued operations	0.14	(0.10)	0.49	0.02
Net income (loss) attributable to common shareholders	$0.26	$(0.35)	$0.54	$(0.35)
Comprehensive Income (Loss):
Net Income (Loss)	$42,047	$(35,958)	$97,446	$(15,831)
Net unrealized loss on derivatives	(49)	(542)	(181)	(832)
Amortization of loss on derivatives	664	654	1,985	1,892
Comprehensive Income (Loss)	42,662	(35,846)	99,250	(14,771)
Comprehensive (Income) Loss Attributable to Noncontrolling Interests	(1,774)	2,738	(4,557)	410
Comprehensive Income (Loss) Adjusted for Noncontrolling Interests	$40,888	$(33,108)	$94,693	$(14,361)
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Property	$4,392,028	$4,688,526
Accumulated Depreciation	(1,013,294)	(1,059,531)
Property Held for Sale, net	73,404	73,241
Property, net *	3,452,138	3,702,236
Investment in Real Estate Joint Ventures and Partnerships, net	300,471	341,608
Total	3,752,609	4,043,844
Notes Receivable from Real Estate Joint Ventures and Partnerships	90,385	149,204
Unamortized Debt and Lease Costs, net	138,718	115,191
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $11,693 in 2012 and $11,301 in 2011) *	77,741	86,530
Cash and Cash Equivalents *	19,089	13,642
Restricted Deposits and Mortgage Escrows	13,813	11,144
Other, net	170,304	168,671
Total Assets	$4,262,659	$4,588,226
LIABILITIES AND EQUITY
Debt, net *	$2,227,419	$2,531,837
Accounts Payable and Accrued Expenses	117,956	124,888
Other, net	120,433	107,919
Total Liabilities	2,465,808	2,764,644
Commitments and Contingencies	—	—
Equity:
Shareholders’ Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2012 and 2011; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued and outstanding in 2012 and 2011; liquidation preference $72,500	1	1
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 140 shares issued and outstanding in 2012 and 2011; liquidation preference $350,000	4	4
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 121,350 in 2012 and 120,844 in 2011	3,658	3,641
Additional Paid-In Capital	1,997,230	1,983,978
Net Income Less Than Accumulated Dividends	(343,688)	(304,504)
Accumulated Other Comprehensive Loss	(25,939)	(27,743)
Total Shareholders’ Equity	1,631,269	1,655,380
Noncontrolling Interests	165,582	168,202
Total Equity	1,796,851	1,823,582
Total Liabilities and Equity	$4,262,659	$4,588,226
* Consolidated Variable Interest Entities’ Assets and Liabilities included in the above balances (See Note 17):
Property, net	$226,235	$230,159
Accrued Rent and Accounts Receivable, net	8,664	8,564
Cash and Cash Equivalents	10,309	11,382
Debt, net	277,156	279,301
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net Income (Loss)	$97,446	$(15,831)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	110,300	118,833
Amortization of deferred financing costs and debt discount	386	5,072
Impairment loss	15,410	72,739
Equity in losses (earnings) of real estate joint ventures and partnerships, net	6,715	(3,942)
Gain on acquisition	(1,869)	(4,559)
Gain on sale of property	(50,583)	(2,174)
Gain on sale of real estate joint venture and partnership interests	(5,562)	—
Distributions of income from real estate joint ventures and partnerships, net	2,160	1,775
Changes in accrued rent and accounts receivable, net	2,095	9,270
Changes in other assets, net	(17,740)	(17,856)
Changes in accounts payable, accrued expenses and other liabilities, net	(7,021)	(18,853)
Other, net	10,472	8,211
Net cash provided by operating activities	162,209	152,685
Cash Flows from Investing Activities:
Acquisition of real estate and land	(196,801)	(48,238)
Development and capital improvements	(68,345)	(66,384)
Proceeds from sale of property and real estate equity investments, net	480,502	52,549
Change in restricted deposits and mortgage escrows	50	(668)
Notes receivable from real estate joint ventures and partnerships and other receivables:
Advances	(6,468)	(2,756)
Collections	74,296	14,980
Real estate joint ventures and partnerships:
Investments	(8,445)	(18,583)
Distributions of capital	31,910	13,714
Proceeds from tax increment revenue bonds	—	16,545
Net cash provided by (used in) investing activities	306,699	(38,841)
Cash Flows from Financing Activities:
Proceeds from issuance of:
Debt	—	215,750
Common shares of beneficial interest, net	4,753	3,935
Principal payments of debt	(412,091)	(317,559)
Changes in unsecured revolving credit facilities	83,500	115,300
Common and preferred dividends paid	(130,105)	(124,277)
Debt issuance costs paid	(1,735)	(3,850)
Distributions to noncontrolling interests	(10,119)	(9,562)
Contributions from noncontrolling interests	2,123	3,717
Other, net	213	(976)
Net cash used in financing activities	(463,461)	(117,522)
Net increase (decrease) in cash and cash equivalents	5,447	(3,678)
Cash and cash equivalents at January 1	13,642	23,859
Cash and cash equivalents at September 30	$19,089	$20,181
Interest paid during the period (net of amount capitalized of $2,394 and $1,485, respectively)	$98,024	$117,388
Income taxes paid during the period	$1,548	$1,578
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2011	$8	$3,630	$1,969,905	$(151,780)	$(21,774)	$180,268	$1,980,257
Net loss				(15,421)		(410)	(15,831)
Shares issued under benefit plans		11	8,736				8,747
Dividends declared – common shares (1)				(99,638)			(99,638)
Dividends declared – preferred shares (2)				(24,639)			(24,639)
Distributions to noncontrolling interests						(9,562)	(9,562)
Contributions from noncontrolling interests						3,717	3,717
Other comprehensive income					1,060		1,060
Other, net			3,477	(1,968)		(2,898)	(1,389)
Balance, September 30, 2011	$8	$3,641	$1,982,118	$(293,446)	$(20,714)	$171,115	$1,842,722
Balance, January 1, 2012	$8	$3,641	$1,983,978	$(304,504)	$(27,743)	$168,202	$1,823,582
Net income				92,889		4,557	97,446
Shares issued under benefit plans		17	11,486				11,503
Dividends declared – common shares (1)				(105,466)			(105,466)
Dividends declared – preferred shares (2)				(24,639)			(24,639)
Distributions to noncontrolling interests						(10,119)	(10,119)
Contributions from noncontrolling interests						2,123	2,123
Other comprehensive income					1,804		1,804
Other, net			1,766	(1,968)		819	617
Balance, September 30, 2012	$8	$3,658	$1,997,230	$(343,688)	$(25,939)	$165,582	$1,796,851
_______________

(1)	Common dividend per share was $0.870 and $0.825 for the nine months ended September 30, 2012 and 2011, respectively.

(2)	Series D, E and F preferred dividend per share was $37.97, $130.31 and $121.88, respectively, for both the nine months ended September 30, 2012 and 2011.
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
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, that totals approximately 59.8 million square feet. We have a diversified tenant base with our largest tenant comprising only 3.3% of total rental revenues during the first nine months of 2012.
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
With the sale of our industrial portfolio in May 2012, we no longer analyze our properties by commercial use. Further, no individual property constitutes more than 10% of our revenues, net operating income or assets, and we have no operations outside of the United States of America. Therefore, our properties have been aggregated into one reportable segment since the properties share similar economic and operating characteristics.
Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted cash that is held for a specific use or in a qualified escrow account for the purposes of completing like-kind exchange transactions.

Our restricted deposits and mortgage escrows consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Restricted cash	$4,262	$3,169
Mortgage escrows	9,551	7,975
Total	$13,813	$11,144

Accumulated Other Comprehensive Loss
Our accumulated other comprehensive loss consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Derivatives	$8,212	$10,016
Retirement liability	17,727	17,727
Total	$25,939	$27,743
Reclassifications
The reclassification of prior years’ operating results for certain properties classified as discontinued operations was made to conform to the current year presentation (see Notes 9 and 10 for additional information). Also, we have disaggregated certain line items in our Condensed Consolidated Statements of Cash Flows to conform to the current year presentation. Prior years’ distribution to noncontrolling interests and contributions from noncontrolling interests was reclassified from other, net, and the acquisition of real estate and land was segregated from development and capital improvements (which was previously titled investment in property). These items had no impact on previously reported net income, earnings per share, the consolidated balance sheet or cash flows.

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

Note 3. Property
Our property consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Land	$873,448	$918,627
Land held for development	123,615	124,528
Land under development	16,485	20,281
Buildings and improvements	3,314,307	3,557,173
Construction in-progress	64,173	67,917
Total	$4,392,028	$4,688,526

The following carrying charges were capitalized (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest	$800	$831	$2,394	$1,485
Real estate taxes	60	160	306	243
Total	$860	$991	$2,700	$1,728
During the nine months ended September 30, 2012, we acquired four shopping centers and other retail property for approximately $232.3 million, which includes the acquisition of a partner's 79.6% interest in an unconsolidated tenancy-in-common arrangement.
During the nine months ended September 30, 2012, we sold 21 shopping centers, 53 industrial properties and other retail property. We also assigned a 75% consolidated joint venture interest to a partner. Aggregate gross sales proceeds, including the assumption of debt by the buyer, from these transactions totaled $509.8 million and generated gains of $50.5 million.

Also, property before accumulated depreciation for six properties totaling $94.5 million and seven properties totaling $94.8 million have been classified as held for sale as of September 30, 2012 and December 31, 2011, respectively. See Note 10 for additional information.

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

	September 30, 2012	December 31, 2011
Combined Condensed Balance Sheets

Assets
Property	$1,769,303	$2,108,745
Accumulated depreciation	(295,670)	(296,496)
Property, net	1,473,633	1,812,249
Other assets, net	166,697	173,130
Total Assets	$1,640,330	$1,985,379

Liabilities and Equity
Debt, net (primarily mortgages payable)	$515,978	$556,920
Amounts payable to Weingarten Realty Investors and affiliates	109,715	170,007
Other liabilities, net	43,638	41,907
Total Liabilities	669,331	768,834
Accumulated equity	970,999	1,216,545
Total Liabilities and Equity	$1,640,330	$1,985,379

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Combined Condensed Statements of Operations
Revenues, net	$49,726	$52,501	$149,599	$154,693
Expenses:
Depreciation and amortization	15,071	16,507	46,688	51,051
Interest, net	8,956	9,557	27,003	28,394
Operating	9,069	8,961	26,265	26,791
Real estate taxes, net	6,322	6,001	18,719	18,607
General and administrative	420	865	1,006	2,834
Provision for income taxes	81	85	249	286
Impairment loss	283	26,718	96,781	28,776
Total	40,202	68,694	216,711	156,739
Gain (loss) on sale of property	2,177	—	2,423	(21)
Net income (loss)	$11,701	$(16,193)	$(64,689)	$(2,067)

Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differences, which arose upon the transfer of certain assets to the joint ventures. The net basis differences, which totaled $2.7 million and $7.5 million at September 30, 2012 and December 31, 2011, respectively, are generally amortized over the useful lives of the related assets.
During 2012, our real estate joint ventures and partnerships determined that the carrying amount of certain properties was not recoverable and that the properties should be written down to fair value. For the three and nine months ended September 30, 2012, our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $0.3 million and $96.8 million, respectively, on various properties that are either marketed for sale or have been sold. For the three and nine months ended September 30, 2011, our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $26.7 million and $28.8 million, respectively.
Fees earned by us for the management of these real estate joint ventures and partnerships totaled $1.5 million for both the three months ended September 30, 2012 and 2011, and $4.8 million and $4.6 million for the nine months ended September 30, 2012 and 2011, respectively.
In August 2012, we acquired a partner's 79.6% interest in an unconsolidated tenancy-in-common arrangement for approximately $29.6 million that we had previously accounted for under the equity method and includes the assumption of debt of $24.5 million. This transaction resulted in the consolidation of the property in our consolidated financial statements.
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

Note 5. Notes Receivable from Real Estate Joint Ventures and Partnerships
We have ownership interests in a number of real estate joint ventures and partnerships. Notes receivable from these entities bear interest ranging from approximately 2.9% to 16.0% at September 30, 2012 and 2.8% to 10.0% at December 31, 2011. These notes are due at various dates through 2014 and are generally secured by underlying real estate assets.
We believe these notes are fully collectible, and no allowance has been recorded. Interest income recognized on these notes was $.8 million for both the three months ended September 30, 2012 and 2011, and $2.2 million and $2.5 million for the nine months ended September 30, 2012 and 2011, respectively.
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

Note 6. Debt
Our debt consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Debt payable to 2038 at 2.6% to 8.8% in 2012 and 1.5% to 8.8% in 2011	$1,881,013	$2,268,668
Unsecured notes payable under revolving credit facilities	250,000	166,500
Debt service guaranty liability	74,075	74,075
Obligations under capital leases	21,000	21,000
Industrial revenue bonds payable to 2015 at 2.4%	1,331	1,594
Total	$2,227,419	$2,531,837
The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	September 30, 2012	December 31, 2011
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$1,831,791	$2,014,834
Variable-rate debt	395,628	517,003
Total	$2,227,419	$2,531,837
As to collateralization:
Unsecured debt	$1,254,804	$1,510,932
Secured debt	972,615	1,020,905
Total	$2,227,419	$2,531,837
Effective September 30, 2011, we entered into an amended and restated $500 million unsecured revolving credit facility. The facility expires in September 2015 and provides for a one-year extension upon our request and borrowing rates that float at a margin over LIBOR plus a facility fee. The borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, are currently 125 and 25 basis points, respectively. The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million.
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

The following table discloses certain information regarding our unsecured notes payable under our revolving credit facilities (in thousands, except percentages):

	September 30, 2012	December 31, 2011
Unsecured revolving credit facility:
Balance outstanding	$250,000	$145,000
Available balance	247,571	351,571
Letter of credit outstanding under facility	2,429	3,429
Variable interest rate (excluding facility fee)	1.2%	1.3%
Unsecured and uncommitted overnight facility:
Balance outstanding	$—	$21,500
Variable interest rate	—%	1.5%
Both facilities:
Maximum balance outstanding during the year	$303,100	$330,700
Weighted average balance	194,410	151,814
Year-to-date weighted average interest rate (excluding facility fee)	1.3%	1.5%
Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040, as extended by the Sheridan Redevelopment Agency (“Agency”) in April 2011. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. For both periods ended at September 30, 2012 and December 31, 2011, we had $74.1 million outstanding for the debt service guaranty liability.
On August 29, 2011, we entered into a $200 million unsecured term loan; the proceeds of which were used to repay amounts outstanding under our revolving credit facility. The initial term of the loan was one year, which we repaid at par after nine months on May 31, 2012 at our option. In addition, $137.6 million fixed-rate medium term notes matured during 2012 at a weighted average interest rate of 5.2%.
Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At September 30, 2012 and December 31, 2011, the carrying value of such assets aggregated $1.6 billion and $1.7 billion, respectively.

Scheduled principal payments on our debt (excluding $250.0 million due under our revolving credit facilities, $21.0 million of certain capital leases, $10.8 million fair value of interest rate contracts, $2.9 million net premium/(discount) on debt, $12.3 million of non-cash debt-related items, and $74.1 million debt service guaranty liability) are due during the following years (in thousands):

2012 remaining (1)	$127,624
2013	315,520
2014	474,292
2015	275,999
2016	231,661
2017	142,096
2018	64,441
2019 (2)	153,724
2020	3,746
2021	2,763
Thereafter	64,470
Total	$1,856,336
_______________

(1)	Includes $54.1 million of our 3.95% convertible senior unsecured notes outstanding due 2026, which were called by us with a redemption date of November 8, 2012.

(2)	Includes $100.0 million of our 8.1% senior unsecured notes due 2019 which may be redeemed by us at any time on or after September 2014 at our option.

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We believe we were in compliance with our public debt and revolving credit facility covenants as of September 30, 2012.

Note 7. Derivatives and Hedging
The fair value of all our interest rate contracts is reported as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
September 30, 2012	Other Assets, net	$10,852	Other Liabilities, net	$827
December 31, 2011	Other Assets, net	10,816	Other Liabilities, net	674
Cash Flow Hedges:
As of September 30, 2012 and December 31, 2011, we had three active interest rate contracts designated as cash flow hedges with an aggregate notional amount of $26.6 million and $27.1 million, respectively. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
As of September 30, 2012 and December 31, 2011, the balance in accumulated other comprehensive loss relating to cash flow interest rate contracts was $8.2 million and $10.0 million, respectively, and will be reclassified to net interest expense as interest payments are made on our fixed-rate debt. Within the next 12 months, approximately $2.9 million of the balance in accumulated other comprehensive loss is expected to be amortized to net interest expense related to settled interest rate contracts.

A summary of cash flow interest rate contract hedging activity is as follows (in thousands):

Derivatives Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended September 30, 2012	$49	Interest expense, net	$(664)	Interest expense, net	$—
Nine Months Ended September 30, 2012	181	Interest expense, net	(1,985)	Interest expense, net	—
Three Months Ended September 30, 2011	542	Interest expense, net	(654)	Interest expense, net	—
Nine Months Ended September 30, 2011	844	Interest expense, net	(1,892)	Interest expense, net	(12)
Fair Value Hedges:
As of September 30, 2012 and December 31, 2011, we had four interest rate contracts, maturing through October 2017, with an aggregate notional amount of $118.4 million and $119.3 million, respectively, that were designated as fair value hedges and convert fixed interest payments at rates from 4.2% to 7.5% to variable interest payments ranging from 0.4% to 4.3% and 0.5% to 4.4%, respectively. We have determined that our fair value hedges are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in interest rates.

A summary of the changes in fair value of our interest rate contracts is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Gain (Loss) Recognized in Income
Three Months Ended September 30, 2012
Interest expense, net	$3	$(3)	$—
Nine Months Ended September 30, 2012
Interest expense, net	64	(64)	—
Three Months Ended September 30, 2011
Interest expense, net	3,562	(3,562)	—
Nine Months Ended September 30, 2011
Interest expense, net	4,056	(4,056)	—
A summary of our fair value interest rate contract hedges impact on net income is as follows (in thousands):

Derivatives Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended September 30, 2012	Interest expense, net	$1,004	Interest expense, net	$—
Nine Months Ended September 30, 2012	Interest expense, net	3,065	Interest expense, net	—
Three Months Ended September 30, 2011	Interest expense, net	4,577	Interest expense, net	—
Nine Months Ended September 30, 2011	Interest expense, net	7,149	Interest expense, net	—

Note 8. Noncontrolling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net income (loss) adjusted for noncontrolling interests	$92,889	$(15,421)
Transfers from the noncontrolling interests:
Net increase in equity for the acquisition of noncontrolling interests	—	1,668
Change from net income (loss) adjusted for noncontrolling interests and transfers from the noncontrolling interests	$92,889	$(13,753)

Note 9. Impairment
The following impairment charges were recorded on the following assets based on the difference between the carrying amount of the assets and the estimated fair value (see Note 19 for additional fair value information) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Continuing operations:
Land held for development and undeveloped land (1)	$—	$23,646	$—	$23,646
Property marketed for sale or sold (2)	159	6,538	3,300	7,462
Investments in real estate joint ventures and partnerships (3)	—	1,474	6,608	1,474
Tax increment revenue bonds (4)	—	—	—	18,737
Total reported in continuing operations	159	31,658	9,908	51,319
Discontinued operations:
Property held for sale or sold (5)	177	18,531	5,502	21,420
Total impairment charges	336	50,189	15,410	72,739
Other financial statement captions impacted by impairment:
Equity in losses of real estate joint ventures and partnerships, net	57	6,912	19,946	7,022
Net loss attributable to noncontrolling interests	—	(4,459)	—	(4,459)
Net impact of impairment charges	$393	$52,642	$35,356	$75,302
_______________

(1)	Impairment was prompted by changes in management's plans for these properties, recent comparable market transactions and/or a change in market conditions.

(2)
These charges resulted from changes in management’s plans for these properties, primarily the marketing of these properties for sale. Also included in this caption are impairments associated with dispositions that did not qualify to be reported in discontinued operations.

(3)	Amounts reported in 2012 are based on third party offers to buy our interests in industrial real estate joint ventures.

(4)
During 2011, the tax increment revenue bonds were remarketed by the Agency. All of the outstanding bonds were recalled, and new bonds were issued. We recorded an $18.7 million net credit loss on the exchange of bonds associated with our investment in the subordinated tax increment revenue bonds.

(5)	Amounts reported in 2012 are based on third party offers.

Note 10. Discontinued Operations
For the nine months ended September 30, 2012, we sold 21 shopping centers, 53 industrial properties, and we assigned a 75% consolidated joint venture interest to our partner. Of these dispositions, 52 were located in Texas, six each in Georgia and Florida, two each in Louisiana, North Carolina and Virginia and one each in Arizona, Kansas, Maine, Oklahoma and Tennessee. We classified six shopping centers, of which three are located in Texas and one each in Arizona, North Carolina and Illinois, as held for sale. As part of these 2012 dispositions, we sold in May 2012 a portfolio of 52 wholly-owned industrial properties in order to exit the industrial real estate market and further align and strengthen our position solely as a retail REIT. As of September 30, 2012, the six properties classified as held for sale consisted of property and accumulated depreciation totaling $94.5 million and $21.1 million, respectively.
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
Included in the Condensed Consolidated Balance Sheet at December 31, 2011 were $660.6 million of property and $155.8 million of accumulated depreciation related to retail and industrial properties that were either sold during 2012 or classified as held for sale as of September 30, 2012.

The operating results of these properties, which includes the six properties held for sale, have been reclassified and reported as discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues, net	$4,915	$20,499	$36,938	$61,292
Depreciation and amortization	(318)	(6,784)	(6,391)	(20,344)
Operating expenses	(783)	(3,772)	(6,892)	(10,901)
Real estate taxes, net	(653)	(3,330)	(5,294)	(9,259)
Impairment loss	(177)	(18,531)	(5,502)	(21,420)
General and administrative	(216)	(15)	(2,177)	(47)
Interest expense, net	(132)	(339)	(617)	(1,716)
Gain on acquisition (see Note 18)	—	—	—	4,559
Provision for income taxes	—	—	(302)	(362)
Operating income (loss) from discontinued operations	2,636	(12,272)	9,763	1,802
Gain on sale of property from discontinued operations	14,826	586	49,724	586
Income (loss) from discontinued operations	$17,462	$(11,686)	$59,487	$2,388
We do not allocate other consolidated interest to discontinued operations because the interest savings to be realized from the proceeds of the sale of these operations is not material.

Note 11. Cash Flow Information
Non-cash investing and financing activities are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Accrued property construction costs	$7,454	$11,460
Increase in equity for the acquisition of noncontrolling interests in consolidated real estate joint ventures	—	1,668
Reduction of debt service guaranty liability	—	(22,925)
Property acquisitions and investments in unconsolidated real estate joint ventures:
Increase in debt, net	40,644	24,383
Increase (decrease) in property, net	16,665	(3,812)
Increase in security deposits	1,332	22
Increase in restricted deposits and mortgage escrows	395	—
Increase in noncontrolling interests	968	—
Decrease in real estate joint ventures and partnerships - investments	(3,825)	(153)
Sale of property and property interest:
Decrease in debt, net due to debt assumption	(3,366)	—
Decrease in restricted deposits and mortgage escrows	(204)	—
Decrease in property, net	(2,855)	—
Decrease in real estate joint ventures and partnerships - investments	(95)	—
Decrease in noncontrolling interests	(95)	—
Decrease in security deposits	(11)	—
Consolidation of joint ventures (see Note 18):
Decrease in notes receivable from real estate joint ventures and partnerships	—	(21,872)
Increase in property, net	—	32,307
Decrease in real estate joint ventures and partnerships - investments	—	(10,092)

Note 12. Earnings Per Share
Earnings per common share – basic is computed using net income (loss) attributable to common shareholders and the weighted average number of shares outstanding. Earnings per common share – diluted include the effect of potentially dilutive securities. Income (loss) from continuing operations attributable to common shareholders includes gain on sale of property in accordance with Securities and Exchange Commission guidelines. Earnings per common share – basic and diluted components for the periods indicated are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Continuing Operations:
Income (loss) from continuing operations	$24,250	$(24,664)	$37,100	$(19,807)
Gain on sale of property	335	392	859	1,588
Net (income) loss attributable to noncontrolling interests	(1,774)	2,738	(4,557)	410
Preferred share dividends	(8,869)	(8,869)	(26,607)	(26,607)
Income (loss) from continuing operations attributable to common shareholders – basic and diluted	$13,942	$(30,403)	$6,795	$(44,416)
Discontinued Operations:
Income (loss) from discontinued operations attributable to common shareholders – basic and diluted	$17,462	$(11,686)	$59,487	$2,388
Denominator:
Weighted average shares outstanding – basic	120,766	120,413	120,637	120,301
Effect of dilutive securities:
Share options and awards	1,078	—	1,016	—
Weighted average shares outstanding – diluted	121,844	120,413	121,653	120,301
Anti-dilutive securities, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Share options (1)	2,359	3,163	2,359	2,846
Operating partnership units	1,582	1,607	1,583	1,626
Share options and awards	—	894	—	940
Total anti-dilutive securities	3,941	5,664	3,942	5,412
_______________

(1)	Exclusion results as exercise prices were greater than the average market price for each respective period.

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

The share awards are subject to a three-year cliff vesting basis. Service-based share and market-based share awards are subject to the achievement of select performance goals as follows:

•
Service-based awards and accumulated dividends vest three years from the grant date. These grants are subject only to continued employment and not dependent on future performance measures. Accordingly, if such vesting criteria are not met, compensation cost previously recognized would be reversed.

•
Market-based awards vest based upon the performance metrics at the end of a three-year period. These awards are based 50% on our three-year relative total shareholder return (“TSR”) as compared to the FTSE NAREIT U.S. Shopping Center Index. The other 50% is tied to our three-year absolute TSR. At the end of a three-year period, the performance measures are analyzed; the actual number of shares earned is determined and the earned shares and the accumulated dividends vest. The probability of meeting the market criteria is considered when calculating the estimated fair value on the date of grant using a Monte Carlo simulation. These awards are accounted for as awards with market criteria, with compensation cost recognized over the service period, regardless of whether the market criteria are achieved and the awards are ultimately earned and vest.

The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Nine Months Ended September 30, 2012
	Minimum	Maximum
Dividend yield	0.0%	4.4%
Expected volatility	27.7%	51.6%
Expected life (in years)		3
Risk-free interest rate	0.1%	0.4%
A summary of the status of unvested restricted share awards for the nine months ended September 30, 2012 is as follows:

	Unvested Restricted Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2012	407,328	$20.43
Granted:
Service-based awards	129,813	24.91
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	57,650	26.45
Market-based awards relative to three-year absolute TSR	57,650	27.65
Trust manager awards	28,263	27.19
Vested	(144,398)	21.56
Forfeited	(1,336)	24.87
Outstanding, September 30, 2012	534,970	$22.99

As of September 30, 2012 and December 31, 2011, there was approximately $6.0 million and $5.0 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 2.1 years and 2.3 years, respectively.

Note 14. Employee Benefit Plans
We sponsor a noncontributory qualified retirement plan. Also in 2011, we sponsored a separate and independent defined nonqualified supplemental retirement plan for certain employees. The components of net periodic benefit cost for both plans are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$266	$789	$1,048	$2,720
Interest cost	319	725	1,257	2,615
Expected return on plan assets	(453)	(405)	(1,787)	(1,630)
Prior service cost	(24)	(22)	(94)	(92)
Recognized loss	317	151	1,251	613
Total	$425	$1,238	$1,675	$4,226
For the nine months ended September 30, 2012 and 2011, we contributed $2.5 million and $2.2 million, respectively, to the qualified retirement plan. Currently, we do not anticipate making any additional contributions to this plan during 2012.

Note 15. Related Parties
Through our management activities and transactions with our real estate joint ventures and partnerships, we had net accounts receivable of $1.7 million and $2.2 million outstanding as of September 30, 2012 and December 31, 2011, respectively. We also had accounts payable and accrued expenses of $6.3 million and $8.2 million outstanding as of September 30, 2012 and December 31, 2011, respectively. For both the three months ended September 30, 2012 and 2011, we recorded joint venture fee income of $1.5 million. For the nine months ended September 30, 2012 and 2011, we recorded joint venture fee income of $4.8 million and $4.6 million, respectively.
In February 2012, we sold our 47.8% unconsolidated joint venture interest in a Colorado development project to our partner with gross sales proceeds totaling $29.1 million, which includes the assumption of our share of debt, generating a gain of $3.5 million.

Note 16. Commitments and Contingencies
As of September 30, 2012, we participate in four real estate ventures structured as DownREIT partnerships that have properties in Arkansas, California, North Carolina, Texas and Utah. As a general partner, we have operating and financial control over these ventures and consolidate them in our consolidated financial statements. These ventures allow the outside limited partners to exchange their interest in the partnership for our common shares or an equivalent amount in cash. We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. No common shares were issued in exchange for any of these interests during the nine months ended September 30, 2012 and 2011. The aggregate redemption value of these interests was approximately $44 million and $35 million as of September 30, 2012 and December 31, 2011, respectively.
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
As of September 30, 2012, we have entered into commitments aggregating $60.1 million comprised principally of construction contracts which are generally due in 12 to 36 months.
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
A summary of our consolidated VIEs is as follows (in thousands):

	September 30, 2012	December 31, 2011
Maximum Risk of Loss (1)	$137,374	$138,176
Assets held by VIEs	258,861	309,387
Assets held as collateral for debt	245,208	250,105
_______________

(1)	The maximum risk of loss has been determined to be limited to our guaranties of debt for each real estate joint venture.
Restrictions on the use of these assets are significant because they serve as collateral for the VIEs’ debt, and we would generally be required to obtain our partners’ approval in accordance with the joint venture agreements for any major transactions. Transactions with these joint ventures on our consolidated financial statements have been limited to changes in noncontrolling interests and reductions in debt from our partners’ contributions. We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required including operating cash shortfalls and unplanned capital expenditures. We have not provided any additional support to the VIEs as of September 30, 2012.
Unconsolidated VIEs:
At September 30, 2012 and December 31, 2011, two unconsolidated real estate joint ventures were determined to be VIEs through the issuance of secured loans, of which $21.0 million of debt associated with a tenancy-in-common arrangement is recorded in our Condensed Consolidated Balance Sheet, since the lenders have the ability to make decisions that could have a significant impact on the success of the entities. At December 31, 2011, we had one unconsolidated real estate joint venture with an interest in an entity, which was deemed to be a VIE since the unconsolidated joint venture provided a guaranty for the entity’s debt; however, in February 2012, our unconsolidated joint venture interest associated with these entities was sold. A summary of our unconsolidated VIEs is as follows (in thousands):

	September 30, 2012	December 31, 2011
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$29,498	$30,377
Maximum Risk of Loss (2)	33,256	75,274
_______________

(1)	The carrying amount of the investments represents our contributions to the real estate joint ventures net of any distributions made and our portion of the equity in earnings of the joint ventures.

(2)	The maximum risk of loss has been determined to be limited to our debt exposure for each real estate joint venture.

We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls and unplanned capital expenditures, under which additional contributions may be required.

Note 18. Business Combinations
Effective April 13, 2011, we acquired a partner’s 50% interest in an unconsolidated joint venture related to a development property in Florida, which resulted in the consolidation of this property. Management has determined that this transaction qualified as a business combination to be accounted for under the acquisition method. Accordingly, the assets and liabilities of this transaction were recorded in our Condensed Consolidated Balance Sheet at its estimated fair value as of the effective date. Fair value of assets acquired, liabilities assumed and equity interests was estimated using market-based measurements, including cash flow and other valuation techniques. The fair value measurement is based on both significant inputs for similar assets and liabilities in comparable markets and significant inputs that are not observable in the markets in accordance with our fair value measurements accounting policy. Key assumptions include third-party broker valuation estimates; a discount rate of 8.0%; a terminal capitalization rate for similar properties; and factors that we believe market participants would consider in estimating fair value. The result of this transaction is included in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) beginning April 13, 2011.
The following table summarizes the transaction related to the business combination, including the assets acquired and liabilities assumed as indicated (in thousands):

	April 13, 2011
Fair value of our equity interest before business combination	$7,578
Fair value of consideration transferred	$11,462	(1)
Amounts recognized for assets and liabilities assumed:
Assets:
Property	$32,807
Unamortized debt and lease costs	2,421
Accrued rent and accounts receivable	211
Cash and cash equivalents	1,402
Other, net	694
Liabilities:
Accounts payable and accrued expenses	(137)
Other, net	(318)
Total net assets	$37,080
_______________

(1)	Consideration included $.5 million of cash and $11.0 million in debt reimbursement.

As a result of this business combination, we recognized a gain of $4.6 million, which is attributable to the realization upon consolidation of our preferred return on equity. For the nine months ended September 30, 2011, the gain on this business combination is included in discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as the property was sold during December 2011.

During 2012, we have acquired four shopping centers located in California, Georgia, Maryland and Texas, as well as, we consolidated a partner's 79.6% interest in an unconsolidated tenancy-in-common arrangement related to a property in Louisiana. The following table summarizes the transactions related to these acquisitions, including the assets acquired and liabilities assumed as indicated (in thousands):

	September 30, 2012
Fair value of our equity interest before acquisition	$3,825
Fair value of consideration transferred	$218,481	(1)
Amounts recognized for assets and liabilities assumed:
Assets:
Property	$195,377
Unamortized debt and lease costs	36,787
Restricted deposits and mortgage escrows	395
Other, net	3,742
Liabilities:
Debt, net	(46,923)	(2)
Accounts payable and accrued expenses	(2,250)
Other, net	(5,899)
Total net assets	$181,229

Acquisition costs (included in operating expenses)	$1,369
Gain on acquisition	$1,869
_______________

(1)	Includes assumption of debt totaling $37.8 million.

(2)	Represents the fair value of debt, which includes $6.3 million that was previously recorded.

The following table summarizes the impact to revenues and net income attributable to common shareholders from our acquisitions as follows (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Increase in revenues	$4,006	$4,248
Increase in net income attributable to common shareholders	245	387

The following table summarizes the pro forma impact of these transactions as if they had been consolidated or acquired on January 1, 2011, the earliest year presented, as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	Pro Forma 2012(1)	Pro Forma 2011(1)	Pro Forma 2012(1)	Pro Forma 2011(1)
Revenues	$130,244	$127,578	$381,862	$374,024
Net income (loss)	41,934	(35,739)	97,052	(15,312)
Net income (loss) attributable to common shareholders	31,291	(41,870)	65,888	(41,509)
Earnings per share – basic	0.26	(0.35)	0.55	(0.35)
Earnings per share – diluted	0.26	(0.35)	0.54	(0.35)

_______________

(1)	There are no non-recurring pro forma adjustments included within or excluded from the amounts in the preceding table.

Note 19. Fair Value Measurements
Recurring Fair Value Measurements:
Investments Held in Grantor Trusts and Deferred Compensation Plan Obligations
These assets are valued based on publicly quoted market prices for identical assets, which corresponds to the value of the deferred compensation plan obligations.
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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2012
Assets:
Investments in grantor trusts	$16,480			$16,480
Derivative instruments:
Interest rate contracts		$10,852		10,852
Total	$16,480	$10,852	$—	$27,332
Liabilities:
Derivative instruments:
Interest rate contracts		$827		$827
Deferred compensation plan obligations	$16,480			16,480
Total	$16,480	$827	$—	$17,307
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2011
Assets:
Investments in grantor trusts	$14,693			$14,693
Derivative instruments:
Interest rate contracts		$10,816		10,816
Total	$14,693	$10,816	$—	$25,509
Liabilities:
Derivative instruments:
Interest rate contracts		$674		$674
Deferred compensation plan obligations	$14,693			14,693
Total	$14,693	$674	$—	$15,367
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
Assets measured at fair value on a nonrecurring basis at September 30, 2012, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Gains (Losses) (1)
Property (2)			$13,906	$13,906	$(2,897)
Property held for sale (3)		$39,131	10,675	49,806	(4,801)
Investment in real estate joint ventures and partnerships (4)		24,231		24,231	(6,608)
Total	$—	$63,362	$24,581	$87,943	$(14,306)
_______________

(1)	Total gains (losses) exclude impairments on disposed assets because they are no longer held by us.

(2)
In accordance with our policy of evaluating and recording impairments on the disposal of long-lived assets, property with a carrying amount of $16.8 million was written down to a fair value of $13.9 million, resulting in a loss of $2.9 million, which was included in earnings for the nine month period. Management’s estimate of the fair value of these properties was determined using Level 3 inputs. See the quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements table below.

(3)
Property held for sale with a carrying amount of $53.8 million was written down to a fair value of $49.8 million less costs to sell of $0.8 million, resulting in a loss of $4.8 million, which was included in discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine month period. Management’s estimate of the fair value of these properties was determined using bona fide purchase offers for the Level 2 inputs, and see the quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements table below.

(4)
Our net investment in real estate joint ventures and partnerships with a carrying amount of $30.8 million was written down to a fair value of $24.2 million, resulting in a loss of $6.6 million, which was included in earnings for the nine month period. Management’s estimate of the fair value of this investment was determined using the weighted average of the bona fide purchase offers received for the Level 2 inputs.

Assets measured at fair value on a nonrecurring basis at December 31, 2011, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Gains (Losses) (1)
Property (2)		$389	$98,207	$98,596	$(36,907)
Property held for sale (3)		43,657	1,500	45,157	(13,799)
Investment in real estate joint ventures and partnerships (4)			6,311	6,311	(1,752)
Subordinate tax increment revenue bonds (5)			26,723	26,723	(18,737)
Total	$—	$44,046	$132,741	$176,787	$(71,195)
_______________

(1)	Total gains (losses) are reflected throughout 2011 and exclude impairments on disposed assets because they are no longer held by us.

(2)
In accordance with our policy of evaluating and recording impairments on the disposal of long-lived assets, property with a carrying amount of $135.5 million was written down to a fair value of $98.6 million, resulting in a loss of $36.9 million, which was included in earnings for the twelve month period. Management’s estimate of the fair value of these properties was determined using the expected sales price of an executed agreement for the Level 2 input and using third party broker valuations, bona fide purchase offers, cash flow models and discount rates ranging from 8% to 13% for the Level 3 inputs.

(3)
Property held for sale with a carrying amount of $57.0 million was written down to a fair value of $45.2 million less costs to sell of $2.0 million, resulting in a loss of $13.8 million, which was included in discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the twelve month period. Management’s estimate of the fair value of these properties was determined using the expected sales price of executed agreements for the Level 2 inputs and a cash flow model using a discount rate of 10% for the Level 3 input.

(4)
Our net investment in real estate joint ventures and partnerships with a carrying amount of $8.1 million was written down to a fair value of $6.3 million, resulting in a loss of $1.8 million, which was included in earnings for the twelve month period. Management’s estimate of the fair value of these investments was determined using the life and other terms of the investment, our partner’s financial condition, cash flow models and capitalization rates ranging from 7% to 9% for the Level 3 inputs.

(5)
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

Schedule of the fair value of our notes is as follows (in thousands):

	September 30, 2012	December 31, 2011
Carrying value	$90,385	$149,204
Fair value, using significant unobservable inputs (Level 3)	93,257	153,532
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
Schedule of the fair value of our tax increment revenue bonds is as follows (in thousands):

	September 30, 2012	December 31, 2011
Carrying value	$26,505	$26,505
Fair value, using significant unobservable inputs (Level 3)	26,505	26,505
A reconciliation of the credit loss recognized on our tax increment revenue bonds at September 30, 2012 is as follows (in thousands):

Credit Loss Recognized
Beginning balance, January 1, 2011	$11,717
Additions	19,305
Ending balance, December 31, 2011	31,022
Additions	—
Ending Balance, September 30, 2012	$31,022

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

Schedule of the fair value of our debt is as follows (in thousands):

	September 30, 2012	December 31, 2011
Fixed-rate debt:
Carrying value	$1,831,791	$2,014,834
Fair value, using significant unobservable inputs (Level 3)	1,967,343	2,054,670
Variable-rate debt:
Carrying value	$395,628	$517,003
Fair value, using significant unobservable inputs (Level 3)	409,952	531,353
The quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements as of September 30, 2012 reported in the above tables, is as follows:

Description	Fair Value at September 30, 2012	Valuation Technique	Unobservable Inputs	Range
				Minimum	Maximum
Property	$13,906	Broker valuation estimate	Indicative bid (1)
		Bona fide purchase offers	Contract price (1)
		Discounted cash flows	Discount rate		10.0%
			Capitalization rate	9.3%	9.5%
			Holding period (years)		1
			Expected future inflation rate (2)		3.0%
			Market rent growth rate (2)		3.0%
			Expense growth rate (2)		3.0%
			Vacancy rate (2)		5.0%
			Renewal rate (2)		75.0%
			Average market rent rate (2)		$10.52
			Average leasing cost per square foot (2)		$16.50
Property held for sale	10,675	Broker valuation estimate	Indicative bid (1)
		Bona fide purchase offers	Contract price (1)
		Discounted cash flows	Discount rate		9.8%
			Capitalization rate		10.5%
			Holding period (years)		1
Notes receivable from real estate joint ventures and partnerships	93,257	Discounted cash flows	Discount rate		3.2%
Tax increment revenue bonds	26,505	Discounted cash flows	Discount rate		7.5%
			Expected future growth rate	1.0%	4.0%
			Expected future inflation rate	1.0%	2.0%
Fixed-rate debt	1,967,343	Discounted cash flows	Discount rate	1.2%	6.0%
Variable-rate debt	409,952	Discounted cash flows	Discount rate	1.4%	5.0%
_______________

(1)	These fair values were developed by third parties, subject to our corroboration for reasonableness.

(2)	Only applies to one property valuation.

Note 20. Subsequent Events
On October 9, 2012, we issued $300 million of 3.38% senior unsecured notes maturing in 2022. The notes were issued at 99.62% of the principal amount with a yield to maturity of 3.42%. The net proceeds received of $296.9 million were used to reduce amounts outstanding under our $500 million unsecured revolving credit facility and will be used to repay our $54.1 million of 3.95% convertible senior unsecured notes on November 8, 2012.

On October 22, 2012, we called our 6.95% Series E Cumulative Redeemable Preferred Shares with a redemption value of $72.5 million which will settle on November 21, 2012.

*****

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. As described in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) disruptions in financial markets, (ii) general economic and local real estate conditions, (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iv) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates, (vii) the availability of suitable acquisition opportunities, (viii) the ability to dispose properties, (ix) changes in expected development activity, (x) increases in operating costs, (xi) tax matters, including failure to qualify as a real estate investment trust, and (xii) investments through real estate joint ventures and partnerships, which involve risks not present in investments in which we are the sole investor. Accordingly, there is no assurance that our expectations will be realized. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
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
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, that totals approximately 59.8 million square feet. We have a diversified tenant base with our largest tenant comprising only 3.3% of total rental revenues during the first nine months of 2012.
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
Under our current capital recycling plan, we continue to dispose of non-core operating properties, which recycles capital for growth opportunities, strengthens our operating fundamentals. For the nine months ended September 30, 2012, we have successfully disposed of $182.3 million, both directly or through our interest in real estate joint ventures or partnerships and excluding the industrial portfolio transaction referred to below. We expect to complete the year with dispositions within our guidance. Although timing and uncertainty is unknown, we have approximately $162.6 million of dispositions currently under contracts or letters of intent. Upon the completion of this plan, we believe our remaining portfolio of shopping centers will be among the strongest in our sector.

In addition to the capital recycling plan described above, in May 2012, we sold a portfolio of wholly-owned industrial properties for a gross selling price of $382.4 million to DRA Fund VII LLC, an affiliate of DRA Advisors LLC. The portfolio consisted of 52 industrial properties, aggregating approximately 9.6 million square feet located in Florida, Georgia, Tennessee, Texas and Virginia. During the third quarter, our interest in nine industrial properties, held in an unconsolidated joint venture in which we are a partner, were sold through either a direct sale by the joint venture or the sale of our interest. We are actively marketing our remaining industrial assets which are all held in unconsolidated joint ventures. By exiting the industrial real estate market, we have successfully accomplished our goal of positioning ourselves as a REIT dedicated to the retail real estate market.
As we are generally selling lower tier, non-core assets, potential buyers looking to finance such acquisitions may find access to capital an issue. Even with these conditions, we continue to believe we will successfully execute our disposition plan; although continued weakness in the secured lending markets and a downturn in the economy could impact our ability to execute this plan.
We will continue to actively seek acquisitions to grow our operations. Despite the substantial competition for quality acquisition opportunities, we have been able to close on $232.3 million during the first nine months of 2012. We will continue to identify selected properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market.
We strive to maintain a strong, conservative capital structure which provides ready access to a variety of attractive long and short-term capital sources. We carefully balance lower cost short-term financing with long-term liabilities associated with acquired or developed long-term assets. The funds from the industrial transaction allowed us to significantly reduce our debt levels. Specifically, we paid off our $200 million term loan, a $115 million 5.3% fixed-rate medium term note and reduced amounts outstanding under our revolving credit facility. Additionally, in October 2012, we issued $300 million of 3.38% senior unsecured notes maturing in 2022. This transaction allowed us to repay amounts outstanding under our revolving credit facility and will be used to repay our 3.95% convertible senior unsecured notes totaling $54.1 million on November 8, 2012. Also in October 2012, we called our 6.95% Series E Cumulative Redeemable Preferred Shares with a redemption value of $72.5 million. These transactions continue to strengthen our balance sheet and further enhance our access to various sources of capital. While the availability of capital has improved over the past year, there can be no assurance that such pricing and availability will not deteriorate in the future.
At September 30, 2012, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 301 developed income-producing properties and 11 properties under various stages of construction and development. The total number of centers includes 295 neighborhood and community shopping centers and 17 other operating properties located in 22 states spanning the country from coast to coast.
We also owned interests in 39 parcels of land held for development that totaled approximately 27.7 million square feet.
We had approximately 6,900 leases with 4,700 different tenants at September 30, 2012.
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

Retail Operational Metrics
In assessing the performance of our retail properties, management carefully monitors various operating metrics of the portfolio. Below are performance metrics associated with our occupancy, same property net operating income ("SPNOI") growth and leasing activity on a pro rata basis.

	September 30,
	2012	2011
Occupancy	93.9%	92.8%

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
SPNOI Growth (1)	4.9%	4.1%
_______________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to operating income.

	Number of Leases	Square Feet	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Leasing Activity:
Three Months Ended September 30, 2012
Retail new leases (1)	82	155	$16.58	$17.26	$12.59	(4.0)%
Retail renewals	204	595	16.53	16.05	0.01	3.0%
Not comparable spaces	70	256	—	—	—	—%
Total	356	1,006	$16.54	$16.30	$2.61	1.5%

Nine Months Ended September 30, 2012
Retail new leases (1)	239	629	$16.93	$16.50	$17.51	2.6%
Retail renewals	668	2,410	15.46	14.85	0.04	4.1%
Not comparable spaces	205	679	—	—	—	—%
Total	1,112	3,718	$15.76	$15.19	$3.65	3.8%
_______________

(1)	Average lease commissions per square foot for the three and nine months ended September 30, 2012 were $2.80 and $2.96, respectively.

The operating metrics of our portfolio continue to strengthen as the economy continues to stabilize, and we continue to focus on increasing occupancy and SPNOI. Our portfolio delivered exceptional operating results with:

•	an increase in occupancy of 1.1% over the third quarter of 2011;

•	an increase of .5% in small shop (spaces less than 10,000 square feet) occupancy over the second quarter of 2012, as well as, a 1.6% increase over the third quarter of 2011;

•	an increase of 4.1% SPNOI over the first nine months of 2011; and

•	rental rate increases through nine months of 3.8%, which includes an increase of 2.6% on new leases.

While we will continue to monitor the economy and the effects on our tenants, we believe the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio will allow us to maintain similar occupancy levels as we move through the remainder of 2012, assuming no bankruptcies by multiple national or regional tenants. A stabilization in economic conditions and a reduction in quality retail space available contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases. While we have achieved strong growth in both rental rates and SPNOI for the first nine months of this year, maintaining this level of positive operating performance for the remainder of 2012 is not assured.
New Development
At September 30, 2012, we had 11 properties in various stages of construction and development. We have funded $167.2 million to date on these projects, and we estimate our investment upon completion to be $196.8 million, after consideration of proceeds from anticipated land sales and tax incentive financing which is estimated to be $24.0 million. Overall, the average projected stabilized return on investment for these properties is approximately 7.2% upon completion.
We have approximately $123.6 million in land held for development at September 30, 2012. We continue to experience greater levels of interest compared to previous years in our land held for development from retailers and other market participants. Also, certain tracts of land have been designated for transition to land under development as additional phases of existing developments become feasible. We continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains very challenging.
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
Our disposition program may be impacted by market pricing conditions and debt financing available to prospective purchasers. After specifically identifying potential disposition properties and analyzing current market data, we recognized an impairment charge of $8.8 million during the nine months ended September 30, 2012 on properties which we believe are either probable to sell or sold as part of this initiative.

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

Results of Operations
Comparison of the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011
The following table is a summary of certain items from our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), which we believe represent items that significantly changed during the third quarter of 2012 as compared to the same period in 2011:

	Three Months Ended September 30,
	2012	2011	Change	% Change
Revenues	$129,545	$122,869	$6,676	5.4%
Depreciation and amortization	36,623	33,487	3,136	9.4%
Operating expenses	26,583	22,494	4,089	18.2%
Impairment loss	159	31,658	(31,499)	(99.5)%
Interest expense, net	28,109	35,475	(7,366)	(20.8)%
Interest and other income (loss), net	1,818	(494)	2,312	(468.0)%
Equity in earnings (losses) of real estate joint ventures and partnerships, net	4,905	(3,034)	7,939	(261.7)%
Gain on acquisition	1,869	—	1,869	—%
Revenues
The increase in revenues of $6.7 million is attributable to an increase in net rental revenues from an increase in occupancy and rental rates, new development completions of $1.1 million and the acquisition of four shopping centers and other retail property in 2012, including the purchase of a 79.6% unconsolidated joint venture interest and two properties in 2011, which totaled $4.1 million.
Depreciation and Amortization
The increase of $3.1 million is due to new development completions, the acquisition of five properties in 2012 and two properties in 2011 and other capital activities.
Operating Expenses
The increase in operating expenses of $4.1 million is attributable to an increase in management fees of $2.3 million, which results primarily from a fair value increase in the assets held in a grantor trust for our deferred compensation plan, a $1.0 million increase in acquisition costs and an increase in overall operating expenses due to acquisitions of $.5 million.
Impairment Loss
The impairment loss in 2012 of $.2 million is attributable to the sale of a tract of land, while the impairment loss in 2011 of $31.7 million is primarily attributable to land held for development, properties marketed for sale and our equity interest in certain unconsolidated joint ventures.
Interest Expense, net
Net interest expense decreased $7.4 million or 20.8%. The components of net interest expense were as follows (in thousands):

	Three Months Ended September 30,
	2012	2011
Gross interest expense	$29,166	$36,430
Amortization of convertible bond discount	—	190
Over-market mortgage adjustment	(257)	(314)
Capitalized interest	(800)	(831)
Total	$28,109	$35,475

Gross interest expense totaled $29.2 million in the third quarter of 2012, down $7.3 million or 19.9% from the third quarter of 2011. The decrease in gross interest expense was due primarily to the refinancing of notes and mortgages through our revolving credit facility by means of proceeds from industrial and retail dispositions. In the third quarter of 2012, the weighted average debt outstanding was $2.2 billion at a weighted average interest rate of 5.3% as compared to $2.5 billion outstanding at a weighted average interest rate of 5.7% in 2011. The amortization of convertible bond discount ceased in July 2011.
Interest and Other Income (Loss), net
The increase of $2.3 million is attributable primarily to a fair value increase in the assets held in a grantor trust related to our deferred compensation plan.
Equity in Earnings (Losses) of Real Estate Joint Ventures and Partnerships, net
The increase of $7.9 million is mainly attributable to impairment losses in 2011, which totaled $6.9 million.
Gain on Acquisition
The increase of $1.9 million is attributable to the realization upon consolidation of our equity associated with the purchase of a 79.6% unconsolidated joint venture interest.
Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011
The following table is a summary of certain items from our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), which we believe represent items that significantly changed during the first nine months of 2012 as compared to the same period in 2011:

	Nine Months Ended September 30,
	2012	2011	Change	% Change
Revenues	$372,214	$359,005	$13,209	3.7%
Depreciation and amortization	103,909	98,489	5,420	5.5%
Operating expenses	73,088	66,777	6,311	9.5%
Impairment loss	9,908	51,319	(41,411)	(80.7)%
General and administrative expenses	21,105	18,898	2,207	11.7%
Interest expense, net	88,587	108,268	(19,681)	(18.2)%
Interest and other income, net	4,786	2,984	1,802	60.4%
Gain on sale of real estate joint venture and partnership interests	5,562	—	5,562	—%
Equity in (losses) earnings of real estate joint ventures and partnerships, net	(6,715)	3,942	(10,657)	(270.3)%
Gain on acquisition	1,869	—	1,869	—%
Revenues
The increase in revenues of $13.2 million is primarily attributable to an increase in net rental revenues of $15.9 million associated with an increase in occupancy and rental rates, new development completions of $2.8 million and the acquisition of four shopping centers and other retail property in 2012, including the purchase of a 79.6% unconsolidated joint venture interest, and two properties in 2011, which totaled $6.4 million. Offsetting this net rental revenue increase is a decrease in other income of $2.7 million, which was attributable to a decline in lease cancellation and miscellaneous revenue.
Depreciation and Amortization
The increase of $5.4 million is due to new development completions, the acquisition of five properties in 2012 and two properties in 2011 and other capital activities.
Operating Expenses
The increase in operating expenses of $6.3 million is attributable to an increase in management fees of $2.9 million, which results primarily from a fair value increase in the assets held in a grantor trust related to our deferred compensation plan; a $1.2 million increase in acquisition costs and an increase in overall operating expenses due to acquisitions of $.7 million and new development completions of $.4 million.

Impairment Loss
The impairment loss in 2012 of $9.9 million is mainly attributable to two properties being marketed for sale, an equity interest in an unconsolidated real estate joint venture that owns industrial properties, and unimproved land parcels. The impairment loss in 2011 of $51.3 million related primarily to land held for development, properties marketed for sale or were sold, our equity interest in certain unconsolidated joint ventures and the net credit loss on the exchange of tax increment revenue bonds.
General and Administrative Expenses
The increase in general and administrative expenses of $2.2 million resulted primarily from the 2012 issuance of share awards to newly retirement eligible individuals.
Interest Expense, net
Net interest expense decreased $19.7 million or 18.2%. The components of net interest expense were as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Gross interest expense	$91,681	$109,962
Amortization of convertible bond discount	—	1,334
Over-market mortgage adjustment	(700)	(1,543)
Capitalized interest	(2,394)	(1,485)
Total	$88,587	$108,268
Gross interest expense totaled $91.7 million in the first nine months of 2012, down $18.3 million or 16.6% from the first nine months of 2011. The decrease in gross interest expense results primarily from a reduction in both interest rates and the weighted average debt outstanding as a result of refinancing notes and mortgages through the revolving credit facility by means of proceeds from the industrial and retail dispositions. For the first nine months of 2012, the weighted average debt outstanding was $2.4 billion at a weighted average interest rate of 5.2% as compared to $2.6 billion outstanding at a weighted average interest rate of 5.7% in 2011. The amortization of convertible bond discount ceased in July 2011.
Interest and Other Income, net
The increase of $1.8 million is attributable primarily to a fair value increase in the assets held in a grantor trust related to our deferred compensation plan.
Gain on Sale of Real Estate Joint Venture and Partnership Interests
The increase of $5.6 million is attributable to the sale of an interest in three unconsolidated real estate joint ventures during 2012.
Equity in (Losses) Earnings of Real Estate Joint Ventures and Partnerships, net
The decrease of $10.7 million is mainly due to impairment losses in 2012, which totaled $19.9 million, as compared to $7.0 million in 2011.
Gain on Acquisition
The increase of $1.9 million is attributable to the realization upon consolidation of our equity associated with the purchase of a 79.6% unconsolidated joint venture interest.

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
As of September 30, 2012, we had $250.0 million outstanding under our credit facilities and our debt maturities remaining in 2012 totaled $127.6 million. In October 2012, we issued $300 million of 3.38% senior unsecured notes maturing in 2022. Proceeds from this transaction allowed us to reduce amounts outstanding under our revolving credit facility and will be used to repay our 3.95% convertible senior unsecured notes totaling $54.1 million on November 8, 2012. We believe proceeds from our disposition program, combined with our available capacity under the revolving credit facilities, will provide adequate liquidity to fund our capital needs. In the event our disposition program does not progress as expected, we believe other debt and equity alternatives are available to us. Although external market conditions are not within our control, we do not currently foresee any reasons that would prevent us from entering the capital markets if needed.
In October 2012, we called our 6.95% Series E Cumulative Redeemable Preferred Shares with a redemption value of $72.5 million which will settle on November 21, 2012. The funding of this redemption will initially be under our revolving credit facility.
For the first nine months of 2012, we have received gross sales proceeds of $564.7 million related to dispositions. These proceeds were used primarily to repay our $200 million unsecured term loan, matured fixed-rate medium term notes, and to fund $232.3 million in acquisitions. Operating cash flows from discontinued operations are included in net cash from operating activities in our Consolidated Statements of Cash Flows, while proceeds from discontinued operations are included as investing activities. For the nine months ended September 30, 2012, discontinued operations represent 13.4% of our net cash from operating activities, and we would expect future net cash from operating activities to decrease accordingly when compared to prior periods.

We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. Off balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $516.0 million, of which our ownership percentage is $188.6 million at September 30, 2012. Scheduled principal mortgage payments on this debt, excluding non-cash related items totaling $1.4 million, at 100% are as follows (in millions):

2012 remaining	$6.2
2013	38.1
2014	116.4
2015	41.6
2016	98.0
Thereafter	214.3
Total	$514.6
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
Investing Activities:
Acquisitions
During 2012, we acquired four shopping centers and other retail property for approximately $232.3 million, which includes the acquisition of a partner's 79.6% interest in an unconsolidated tenancy-in-common arrangement.
Dispositions
During 2012, we sold 21 shopping centers, 62 industrial properties and other retail property, either directly or through our interests in real estate joint ventures and partnerships. We also sold three unconsolidated real estate joint venture interests and assigned a 75% consolidated joint venture interest to a partner. Aggregate gross sales proceeds including the assumption of debt from these transactions totaled $564.7 million and generated gains of $56.6 million.
New Development
At September 30, 2012, we had 11 projects under various stages of construction and development with a total square footage of approximately 2.1 million. Overall, we expect our investment in these properties upon completion to be $196.8 million, net of future proceeds from land sales and tax incentive financing of $24.0 million.
Our new development projects are financed initially under our revolving credit facility, as it is our practice not to use third party construction financing. Management monitors amounts outstanding under our revolving credit facility and periodically pays down such balances using cash generated from operations, from debt issuances, from common and preferred share issuances and from dispositions of properties.
Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, new development and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

Nine Months Ended September 30, 2012
Acquisitions	$202,071
New Development	22,816
Redevelopment	2,950
Other	45,935
Total	$273,772

For the year, we anticipate our acquisitions to total between $200 million and $250 million. Our new development investment for the year is estimated to be approximately $35 million to $60 million of which completed investment amounts of these projects is discussed above. Further, we have entered into commitments aggregating $60.1 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our revolving credit facility.
Financing Activities:
Debt
Total debt outstanding was $2.2 billion at September 30, 2012 and included $1.8 billion on which interest rates are fixed and $395.6 million, including the effect of $118.4 million of interest rate contracts, which bears interest at variable rates. Additionally, of our total debt, $972.6 million was secured by operating properties while the remaining $1.3 billion was unsecured.
We have a $500 million unsecured revolving credit facility which expires in September 2015 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. The borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, are currently 125 and 25 basis points, respectively. The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million. As of October 31, 2012, we had no amounts outstanding, and the available balance was $497.6 million, net of $2.4 million in outstanding letters of credit.
We also have an agreement with a bank for an unsecured and uncommitted overnight facility totaling $99 million that we maintain for cash management purposes. The facility provides for fixed interest rate loans at a 30 day LIBOR rate plus a borrowing margin based on market liquidity. As of October 31, 2012, we had no amounts outstanding under this facility.
For the nine months ended September 30, 2012, the maximum balance and weighted average balance outstanding under both facilities combined were $303.1 million and $194.4 million, respectively, at a weighted average interest rate of 1.3%.
We used the proceeds from the sale of our wholly-owned industrial properties to pay off our $200 million term loan, a $115 million 5.3% fixed-rate medium term note that matured in May 2012, and reduced amounts outstanding under our $500 million revolving credit facility.
In October 2012, we issued $300 million of 3.38% senior unsecured notes maturing in 2022. This transaction allowed us to reduce amounts outstanding under our revolving credit facility and will be used to repay our 3.95% convertible senior unsecured notes totaling $54.1 million on November 8, 2012.
Our five most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios. We believe we were in full compliance with our public debt and revolving credit facility covenants as of September 30, 2012.
Our public debt covenant ratios, as defined in our indenture agreement, were as follows at September 30, 2012:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	42.2%
Secured Debt to Asset Ratio	Less than 40.0%	18.4%
Fixed Charge Ratio	Greater than 1.5	3.0
Unencumbered Asset Test	Greater than 100%	275.2%
At September 30, 2012, we had four interest rate contracts with an aggregate notional amount of $118.4 million that were designated as fair value hedges and convert fixed interest payments at rates ranging from 4.2% to 7.5% to variable interest payments ranging from 0.4% to 4.3%.
We also have three interest rate contracts with an aggregate notional amount of $26.6 million that were designated as cash flow hedges. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.

We could be exposed to losses in the event of nonperformance by the counter-parties related to our interest rate contracts; however, management believes such nonperformance is unlikely.
Equity
In February 2012, our Board of Trust Managers approved an increase in our quarterly dividend rate for our common shares from $0.275 to $0.290 per share commencing with the first quarter 2012 distribution. Common and preferred dividends paid totaled $130.1 million during the first nine months of 2012. Our dividend payout ratio (as calculated as dividends paid on common shares divided by funds from operations (“FFO”) - basic) for the nine months ended September 30, 2012 approximated 63.7%, respectively, which is inclusive of non-cash transactions including impairment charges and other non-cash items.
On October 22, 2012, we called our 6.95% Series E Cumulative Redeemable Preferred Shares with a redemption value of $72.5 million which will settle on November 21, 2012. The funding of this redemption will initially be under our revolving credit facility.
We have filed an effective universal shelf registration statement which expires in October 2014. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.
Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our revolving credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $60.1 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of September 30, 2012 (in thousands):

	Remaining
	2012	2013	2014	2015	2016	Thereafter	Total
Mortgages and Notes Payable (1)
Unsecured Debt	$112,507	$216,218	$337,434	$357,305	$91,514	$210,850	$1,325,828
Secured Debt	49,514	194,032	201,088	221,026	181,193	335,552	1,182,405
Lease Payments	937	3,649	3,399	3,182	3,061	134,941	149,169
Other Obligations (2)	22,298	38,395	—	—	—	—	60,693
Total Contractual Obligations	$185,256	$452,294	$541,921	$581,513	$275,768	$681,343	$2,718,095

_______________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at September 30, 2012, excluding the effect of interest rate swaps. Also, excludes a $74.1 million debt service guaranty liability.

(2)
Other obligations may include income and real estate tax payments, commitments associated with our secured debt and other employee payments. Contributions to our retirement plan are fully funded for 2012 and, therefore, are excluded from the above table.

Related to our investment in a development project in Sheridan, Colorado, we, our joint venture partner and the joint venture have each provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. In 2011, the Agency reissued $74.1 million of Series A bonds used for an urban renewal project. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our consolidated financial statements as of September 30, 2012.

Off Balance Sheet Arrangements
As of September 30, 2012, none of our off balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $2.4 million were outstanding under the revolving credit facility at September 30, 2012.
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
As of September 30, 2012, two unconsolidated real estate joint ventures were determined to be VIEs through the issuance of secured loans, since the lenders have the ability to make decisions that could have a significant impact on the profitability of the entities. Our maximum risk of loss associated with these VIEs was limited to $33.3 million at September 30, 2012.
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

FFO is calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to common shareholders	$31,404	$(42,089)	$66,282	$(42,028)
Depreciation and amortization	35,611	38,470	106,551	113,397
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	5,254	5,689	16,261	17,282
Impairment of operating properties and real estate equity investments	177	24,341	15,007	27,576
Impairment of operating properties of unconsolidated real estate joint ventures and partnerships	57	5,253	19,946	5,664
Gain on acquisition	(1,869)	—	(1,869)	(4,559)
Gain on sale of property and interests in real estate equity investments	(15,140)	(979)	(56,047)	(2,129)
(Gain) loss on sale of property of unconsolidated real estate joint ventures and partnerships	(435)	—	(558)	10
Funds from operations – basic and diluted	$55,059	$30,685	$165,573	$115,213

Weighted average shares outstanding – basic	120,766	120,413	120,637	120,301
Effect of dilutive securities:
Share options and awards	1,078	—	1,016	—
Weighted average shares outstanding – diluted	121,844	120,413	121,653	120,301

Funds from operations per share – basic	$0.46	$0.25	$1.37	$0.96

Funds from operations per share – diluted	$0.45	$0.25	$1.36	$0.96
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

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Beginning of the period	295	354
Properties added:
Acquisitions	—	8
New Developments	—	6
Redevelopments	—	3
Properties removed:
Dispositions	(16)	(82)
Redevelopments	—	(10)
End of the period	279	279
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Income	$44,500	$14,810	$120,647	$81,468
Less:
Revenue adjustments (1)	1,784	1,268	3,712	5,522
Add:
Property management fees	688	713	2,300	2,352
Depreciation and amortization	36,623	33,487	103,909	98,489
Impairment loss	159	31,658	9,908	51,319
General and administrative	6,421	5,762	21,105	18,898
Acquisition costs	981	13	1,473	277
Other (2)	204	(117)	438	156
Net Operating Income	87,792	85,058	256,068	247,437
Less: NOI related to consolidated entities not defined as same property and noncontrolling interests	(12,769)	(13,564)	(34,221)	(33,985)
Add: Pro rata share of unconsolidated entities defined as same property	10,050	9,632	29,894	28,454
Same Property Net Operating Income	$85,073	$81,126	$251,741	$241,906
_______________

(1)	Revenue adjustments consist primarily of straight-line rentals and lease cancellation income.

(2)	Other includes items such as environmental abatement costs and demolition expenses.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At September 30, 2012, we had fixed-rate debt of $1.8 billion and variable-rate debt of $395.6 million, after adjusting for the net effect of $118.4 million notional amount of interest rate contracts. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $4.0 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $13.9 million and $76.8 million, respectively.

ITEM 4.    Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2012. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012.
There has been no change to our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Joe D. Shafer
Senior Vice President/Chief Accounting Officer
(Principal Accounting Officer)
DATE: November 8, 2012

EXHIBIT INDEX

(a)		Exhibits:

4.1	—
Second Supplemental Indenture, dated October 9, 2012, between Weingarten Realty Investors and The Bank of New York Trust Company, National Association (successor to J.P. Morgan Chase Company, National Association) (filed as Exhibit 4.1 to WRI's Form 8-K on October 9, 2012 and incorporated herein by reference).

4.2	—	Form of 3.375% Senior Note due 2022 (filed as Exhibit 4.2 to WRI's Form 8-K on October 9, 2012 and incorporated herein by reference).
10.1†*	—	Amendment No. 4 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated August 10, 2012.
10.2†*	—	Amendment No. 5 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated August 10, 2012.
10.3*	—	Assignment and Assumption dated September 6, 2012 of the Amended and Restated Credit Agreement dated September 30, 2011.
31.1*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report.

**	Furnished with this report.

†	Management contract or compensation plan or arrangement.