Form 10-K
period 2012-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2013-02-25
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
YES  ☐            NO  ☒
The aggregate market value of the common shares of beneficial interest held by non-affiliates on June 30, 2012 (based upon the closing sale price on the New York Stock Exchange of $26.34) was $2,928,767,669.
As of January 31, 2013, there were 121,510,267 common shares of beneficial interest outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 30, 2013 have been incorporated by reference to Part III of this Form 10-K.

Forward-Looking Statements
This annual report on Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with those safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. Factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) disruptions in financial markets, (ii) general economic and local real estate conditions, (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iv) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates, (vii) the availability of suitable acquisition opportunities, (viii) the ability to dispose properties, (ix) changes in expected development activity, (x) increases in operating costs, (xi) tax matters, including failure to qualify as a real estate investment trust, and (xii) investments through real estate joint ventures and partnerships, which involve risks not present in investments in which we are the sole investor. Accordingly, there is no assurance that our expectations will be realized. For further discussion of the factors that could materially affect the outcome of our forward-looking statements and our future results and financial condition, see “Item 1A. Risk Factors.”

PART I

ITEM 1. Business
General.    Weingarten Realty Investors is a real estate investment trust (“REIT”) organized under the Texas Business Organizations Code. We, and our predecessor entity, began the ownership and development of shopping centers and other commercial real estate in 1948. Our primary business is leasing space to tenants in the shopping centers we own or lease. We also provide property management services for both joint ventures in which we are partners and for other outside owners for which we charge fees.
At December 31, 2012, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 292 developed income-producing properties and two properties under various stages of construction and development. The total number of centers includes 288 neighborhood and community shopping centers and six other operating properties located in 21 states spanning the country from coast to coast. The portfolio of properties contains approximately 53.7 million square feet of gross leasable area that is either owned by us or others.
We also owned interests in 38 parcels of land held for development that totaled approximately 27.5 million square feet.
At December 31, 2012, we employed 345 full-time persons; our principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008; and our phone number is (713) 866-6000. We also have 10 regional offices located in various parts of the United States (“U.S.”).
Financial Information about Segments.    We are in the business of owning, managing and developing retail shopping centers. To a lesser extent, we own and manage other operating properties. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for further information regarding our reportable segments.
Investment and Operating Strategy.    Our goal is to remain a leader in owning and operating top tier neighborhood and community shopping centers in the U.S. We expect to achieve this goal by strategically focusing on core operating fundamentals through continuing our hands-on leasing and management, selective redevelopment of the existing portfolio of properties, disciplined growth from strategic acquisitions and new developments, and disposition of assets that no longer meet our ownership criteria. We remain committed to maintaining a conservatively leveraged balance sheet, a well-staggered debt maturity schedule and strong credit agency ratings.

We are continuing with a capital recycling plan that was announced in 2011, which has provided capital for growth opportunities and strengthened our operating fundamentals. During 2012, we successfully disposed of $706.3 million of real estate assets, both directly or through our interests in real estate joint ventures or partnerships, which includes the disposition of our industrial portfolio. This recycling program is ongoing, and we expect to complete dispositions in the range of $200 million to $300 million in 2013. By exiting the industrial real estate market, we have successfully accomplished our goal of positioning ourselves as a REIT dedicated to the retail real estate market. Also upon the completion of this plan, we believe our remaining portfolio of shopping centers will be among the strongest in our sector.
The proceeds generated by these dispositions were used to fund acquisitions and new development expenditures and to reduce outstanding debt, further deleveraging our balance sheet. We will continue to actively seek acquisitions and new development opportunities to grow our operations. Despite the substantial competition for quality acquisition opportunities, we have been able to close on $232.3 million during 2012. We will continue to identify select properties that meet our return hurdles and will actively evaluate other opportunities as they enter the market. For 2013, we expect to invest in acquisitions and new developments in a range similar to our dispositions of $200 million to $300 million.
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
For the year ended December 31, 2012, neighborhood and community shopping centers generated 98.3% of our total revenue as we have been exiting from the industrial real estate market. We expect to continue our focus on the future growth of the portfolio in neighborhood and community shopping centers in markets where we currently operate and may expand to other markets throughout the U.S.
Diversification from both a geographic and tenancy perspective is a critical component of our operating strategy. We continue to seek opportunities outside the Texas market, and approximately 28.1% of the building square footage of our properties is located in Texas, down from 32.7% in 2011. With respect to tenant diversification, our two largest tenants accounted for 3.2% and 2.1%, respectively, of our total rental revenues for the year ended December 31, 2012. No other tenant accounted for more than 1.9% of our total rental revenues. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. Through this challenging economic environment, we believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.
We finance our growth and working capital needs in a conservative manner. Our senior debt credit ratings were BBB from Standard & Poors and Baa2 from Moody’s Investor Services as of December 31, 2012 and 2011. We intend to maintain a conservative approach to managing our balance sheet, which, in turn, gives us many options for raising debt or equity capital when needed. At December 31, 2012 and 2011, our ratio of earnings to combined fixed charges and preferred dividends as defined by the Securities and Exchange Commission (“SEC”), not based on funds from operations, was 1.27 to 1 and .75 to 1, respectively. We have also seen an improvement in our debt to total assets before depreciation ratio, which was 42.2% and 44.7% at December 31, 2012 and 2011, respsectively.
Our policies with respect to the investment and operating strategies discussed above are periodically reviewed by our Board of Trust Managers and may be modified without a vote of our shareholders.

Location of Properties.    Our properties are located in 21 states, primarily throughout the southern half of the country. As of December 31, 2012, we have 294 properties which were owned or operated under long-term leases either directly or through our interests in real estate joint ventures or partnerships. Net operating income from continuing operations generated by our properties located in Houston and its surrounding areas was 21.1% of total net operating income from continuing operations, and an additional 7.7% of net operating income from continuing operations is generated from properties that are located in other parts of Texas. We also have 38 parcels of land held for development, 10 of which are located in Houston and its surrounding areas and 10 of which are located in other parts of Texas. Because of our investments in Houston and its surrounding areas, as well as in other parts of Texas, the Houston and Texas economies affect, to a large degree, our business and operations.
Economic Factors.    While downside risks still exist, most economic indicators suggest that the economic recovery is continuing to strengthen. Consumer confidence continues to rebound from historical low levels, credit availability is improving, and retail sales and the housing market showed growth through 2012. Sales will likely continue to trend upward though at a decreased rate, causing year over year comparisons to be more difficult. Overall, we expect improvement in gross sales to translate into a continued demand for retail space which should lead to slightly lower vacancy rates and more stable rents beyond 2013. With the majority of our shopping centers being supermarket-anchored and located in densely populated major metropolitan areas, our portfolio continues to out perform centers anchored by tenants with more discretionary product lines in the current economy.
Our market analysis has continued to identify stronger interest for top tier shopping centers where easier availability for credit has resulted in higher prices. Second and third tier properties have continued to see pricing constraints. In light of these trends, we have continued to dedicate internal resources to evaluate available assets in our key markets and to identify and purchase the best assets and properties with the strongest upside potential.
Competition.    We compete with numerous other developers and real estate companies (both public and private), financial institutions and other investors engaged in the development, acquisition and operation of shopping centers in our trade areas. This results in competition for the acquisition of both existing income-producing properties and prime development sites. Competition for these acquisitions may also increase as credit availability improves resulting in additional pricing pressure.
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
Materials Available on Our Website.    Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as well as Reports on Forms 3, 4, 5 and SC 13G regarding our officers, trust managers or 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through our website (www.weingarten.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. We have also made available on our website copies of our Audit Committee Charter, Management Development and Executive Compensation Committee Charter, Governance and Nominating Committee Charter, Code of Conduct and Ethics, Code of Ethical Conduct for Officers and Senior Financial Associates and Governance Guidelines. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 or the SEC’s Internet site at www.sec.gov. Materials on our website are not part of our Annual Report on Form 10-K.
Financial Information.    Additional financial information concerning us is included in the Consolidated Financial Statements located in Item 8 herein.

ITEM 1A. Risk Factors
The risks described below could materially and adversely affect our shareholders and our results of operations, financial condition, liquidity and cash flows. In addition to these risks, our operations may also be affected by additional factors not presently known or that we currently consider immaterial to our operations.

Disruptions in the financial markets could affect our liquidity and have other adverse effects on us and the market price of our common shares of beneficial interest.
The U.S. and global equity and credit markets have experienced and may in the future experience significant price volatility, dislocations and liquidity disruptions, which could cause market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances could materially impact liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases result in the unavailability of certain types of financing. Uncertainties in the equity and credit markets may negatively impact our ability to access additional financing at reasonable terms or at all, which may negatively affect our ability to complete dispositions, form joint ventures or refinance our debt. A prolonged downturn in the equity or credit markets could cause us to seek alternative sources of potentially less attractive financing, and require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of financing or difficulties in obtaining financing. These events in the equity and credit markets may make it more difficult or costly for us to raise capital through the issuance of our common shares of beneficial interest (“common shares”) or preferred shares. These disruptions in the financial markets also may have a material adverse effect on the market value of our common shares and preferred shares and other adverse effects on us or the economy generally. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of equity or credit financing.
Among the market conditions that may affect the value of our common shares and preferred shares and access to the capital markets are the following:

•	The attractiveness of REIT securities as compared to other securities, including securities issued by other real estate companies, fixed income equity securities and debt securities;

•
Changes in revenues or earnings estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our securities or those of other REITs;

•	The degree of interest held by institutional investors;

•	The market's perception of the quality of our assets and our growth potential;

•	The ability of our tenants to pay rent to us and meet their other obligations to us under current lease terms;

•	Our ability to re-lease space as leases expire;

•	Our ability to refinance our indebtedness as it matures;

•	Actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	Any changes in our distribution policy;

•	Any future issuances of equity securities;

•	Strategic actions by us or our competitors, such as acquisitions or restructurings;

•	General market conditions and, in particular, developments related to market conditions for the real estate industry; and

•	Domestic and international economic and political factors unrelated to our performance.
The volatility in the stock market can create price and volume fluctuations that may not necessarily be comparable to operating performance.
The economic performance and value of our shopping centers depend on many factors, each of which could have an adverse impact on our cash flows and operating results.
The economic performance and value of our properties can be affected by many factors, including the following:

•	Changes in the national, regional and local economic climate;

•	Changes in environmental regulatory requirements including, but not limited to, legislation on global warming;

•	Local conditions such as an oversupply of space or a reduction in demand for real estate in the area;

•	The attractiveness of the properties to tenants;

•	Competition from other available space;

•	Our ability to provide adequate management services and to maintain our properties;

•	Increased operating costs, if these costs cannot be passed through to tenants;

•	The cost of periodically renovating, repairing and releasing spaces;

•	The consequences of any armed conflict involving, or terrorist attack against, the U.S.;

•	Our ability to secure adequate insurance;

•	Fluctuations in interest rates;

•	Changes in real estate taxes and other expenses; and

•	Availability of financing on acceptable terms or at all.
Our properties consist primarily of neighborhood and community shopping centers and, therefore, our performance is linked to general economic conditions in the market for retail space. The market for retail space has been and may continue to be adversely affected by weakness in the national, regional and local economies where our properties are located, the adverse financial condition of some large retail companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing consumer purchases through catalogs and the Internet. To the extent that any of these conditions occur, they are likely to affect market rents for retail space. In addition, we may face challenges in the management and maintenance of the properties or encounter increased operating costs, such as real estate taxes, insurance and utilities, which may make our properties unattractive to tenants.
Our acquisition activities may not produce the cash flows that we expect and may be limited by competitive pressures or other factors.
We intend to acquire existing commercial properties to the extent that suitable acquisitions can be made on advantageous terms. Acquisitions of commercial properties involve risks such as:

•	Our estimates on expected occupancy and rental rates may differ from actual conditions;

•	Our estimates of the costs of any redevelopment or repositioning of acquired properties may prove to be inaccurate;

•	We may be unable to operate successfully in new markets where acquired properties are located, due to a lack of market knowledge or understanding of local economies;

•	We may be unable to successfully integrate new properties into our existing operations; or

•	We may have difficulty obtaining financing on acceptable terms or paying the operating expenses and debt service associated with acquired properties prior to sufficient occupancy.
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
Volatility in the capital markets could impact the availability of debt financing due to numerous factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage-backed securities in the market. These factors directly affect a lender’s ability to provide debt financing as well as increase the cost of available debt financing. As a result, we may not be able to obtain favorable debt financing in the future or at all. This may result in future acquisitions generating lower overall economic returns, which may adversely affect our results of operations and distributions to shareholders. Furthermore, any turmoil in the capital markets could adversely impact the overall amount of capital available to invest in real estate, which may result in price or value decreases of real estate assets.

Our real estate assets may be subject to impairment charges.
Periodically, we assess whether there are any indicators that the value of our real estate assets, including any capitalized costs and any identifiable intangible assets, may be impaired. A property's value is impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In estimating cash flows, we consider factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. If we are evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flows consider the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information. Determining whether a property is impaired and, if impaired, the amount of write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation. If market conditions deteriorate or management’s plans for certain properties change, additional write-downs could be required in the future and any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.
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
The substantial majority of our income is derived from rental income from real property. As a result, our performance depends on our ability to collect rent from tenants. Our income and funds for distribution would be negatively affected if a significant number of our tenants, or any of our major tenants (as discussed in more detail below):

•	Delay lease commencements;

•	Decline to extend or renew leases upon expiration;

•	Fail to make rental payments when due; or

•	Close stores or declare bankruptcy.
Any of these actions could result in the termination of the tenants’ lease and the loss of rental income attributable to the terminated leases. In addition, lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could also result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In these events, we cannot be sure that any tenant whose lease expires will renew that lease or that we will be able to re-lease space on economically advantageous terms. Furthermore, certain costs remain fixed even though a property may not be fully occupied. The loss of rental revenues from a number of our tenants and our inability to replace such tenants, particularly in the case of a substantial tenant with leases in multiple locations, may adversely affect our profitability, our ability to meet debt and other financial obligations and our ability to make distributions to the shareholders.
We face significant competition in the leasing market, which may decrease or prevent increases in the occupancy and rental rates of our properties.
We compete with numerous developers, owners and operators of retail properties, many of which own properties similar to, and in the same market sectors as, our properties. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants, or we may be forced to reduce rental rates in order to attract new tenants and retain existing tenants when their leases expire. Also, if our competitors develop additional retail properties in locations near our properties, there may be increased competition for customer traffic and creditworthiness tenants, which may result in fewer tenants or decreased cash flows from tenants, or both, and may require us to make capital improvements to properties that we would not have otherwise made. As a result, our financial condition and our ability to make distributions to our shareholders may be adversely affected.
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
We intend to continue the selective development and construction of retail properties in accordance with our development and underwriting policies as opportunities arise. Our development and construction activities include risks that:

•	We may abandon development opportunities after expending resources to determine feasibility;

•	Construction costs of a project may exceed our original estimates;

•	Occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;

•	Rental rates could be less than projected;

•
Project completion may be delayed because of a number of factors, including weather, labor disruptions, construction delays or delays in receipt of zoning or other regulatory approvals, adverse economic conditions, acts of terror or other acts of violence, or acts of God (such as fires, earthquakes or floods);

•	Financing may not be available to us on favorable terms for development of a property;

•	We may not complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs; and

•	We may not be able to obtain, or may experience delays in obtaining necessary zoning, land use, building, occupancy and other required governmental permits and authorizations.
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
Real estate property investments are illiquid, and therefore, we may not be able to dispose of properties when desirable or on favorable terms.
Real estate property investments generally cannot be disposed of quickly. In addition, the Internal Revenue Code imposes restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties, and we cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future. Therefore, we may not be able to quickly vary our portfolio in response to economic or other conditions promptly or on favorable terms, which could cause us to incur extended losses and reduce our cash flows and adversely affect distributions to shareholders.
We have a high concentration of properties in the state of Texas, and adverse economic and other developments in that area could have a material adverse effect on us.
We are particularly susceptible to adverse economic and other developments in the state of Texas, including increased unemployment, industry slowdowns, business layoffs or downsizing, decrease consumer confidence, relocations of businesses, changes in demographics, increases in real estate and other taxes, increase regulations and natural disasters, any of which could have a material adverse effect on us.

Our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing.
We are generally subject to risks associated with debt financing. These risks include:

•	Our cash flow may not satisfy required payments of principal and interest;

•	We may not be able to refinance existing indebtedness on our properties as necessary or the terms of the refinancing may be less favorable to us than the terms of existing debt;

•	Required debt payments are not reduced if the economic performance of any property declines;

•	Debt service obligations could reduce funds available for distribution to our shareholders and funds available for capital investment;

•	Any default on our indebtedness could result in acceleration of those obligations and possible loss of property to foreclosure; and

•	The risk that necessary capital expenditures for purposes such as re-leasing space cannot be financed on favorable terms.
If a property is mortgaged to secure payment of indebtedness and we cannot make the mortgage payments, we may have to surrender the property to the lender with a consequent loss of any prospective income and equity value from such property. Any of these risks can place strains on our cash flows, reduce our ability to grow and adversely affect our results of operations.
Credit ratings may not reflect all the risks of an investment in our debt or preferred shares and rating changes could adversely effect our revolving credit facility.
Our credit ratings are an assessment by rating agencies of our ability to pay our debts and preferred dividends when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt and preferred shares. Credit ratings may be revised or withdrawn at any time by the rating agency in its sole discretion. Additionally, our revolving credit facility fees are based on our credit ratings. We do not undertake any obligation to maintain the ratings or to advise holders of our debt or preferred shares of any change in ratings. Each agency's rating should be evaluated independently of any other agency's rating.
There can be no assurance that we will be able to maintain our current credit ratings. Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all, and could significantly reduce the market price of our publicly traded securities.
Rising interest rates could adversely affect our cash flows and adversely affect the market price of our debt and preferred shares.
We have indebtedness with interest rates that vary depending on market indices. Also, our credit facilities bear interest at variable rates. We may incur variable-rate debt in the future. Increases in interest rates on variable-rate debt would increase our interest expense, which would negatively affect net income and cash available for payment of our debt obligations and distributions to shareholders. In addition, an increase in interest rates could adversely affect the market value of our outstanding debt and preferred shares, as well as increase the cost of refinancing and the issuance of new debt or securities.
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
Changes in control of our investments could result if any reconsideration events, such as amendments to our real estate joint venture and partnership agreements, changes in debt guarantees or changes in ownership due to required capital contributions, occur. Any changes in control will result in the revaluation of our investments to fair value, which could lead to an impairment. We are unable to predict whether, or to what extent, a change in control may result or the impact of adverse market and economic conditions may have to our partners.
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

•
We would be taxed as a regular domestic corporation, which, among other things, means that we would be unable to deduct distributions to our shareholders in computing our taxable income and would be subject to U.S. federal income tax on our taxable income at regular corporate rates;

•
Any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to shareholders, and could force us to liquidate assets or take other actions that could have a detrimental effect on our operating results; and

•
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
Effective January 1, 2013, the maximum U.S. federal income tax rate for qualified dividends paid to individual U.S. shareholders is 20%. Unlike dividends received from a corporation that is not a REIT, our distributions to individual shareholders generally are not eligible for the reduced rates and are, consequently, taxed at ordinary income rates.
Our common shares dividend policy may change in the future.
The timing, amount and composition of any future dividends to our common shareholders will be at the sole discretion of our Board of Trust Managers and will depend upon a variety of factors as to which no assurance can be given. Our ability to make dividends to our common shareholders depends, in part, upon our operating results, overall financial condition, the performance of our portfolio (including occupancy levels and rental rates), our capital requirements, access to capital, our ability to qualify for taxation as a REIT and general business and market conditions. Any change in our dividend policy could have an adverse effect on the market price of our common shares.
Our declaration of trust contains certain limitations associated with share ownership.
To maintain our status as a REIT, our declaration of trust prohibits any individual from owning more than 9.8% of our outstanding common shares. This restriction is likely to discourage third parties from acquiring control without the consent of our Board of Trust Managers, even if a change in control were in the best interests of our shareholders.
Also, our declaration of trust requires the approval of the holders of 80% of our outstanding common shares and the approval by not less than 50% of the outstanding common shares not owned by any related person (a person owning more than 50% of our common shares) to consummate a business transaction such as a merger. There are certain exceptions to this requirement; however, the 80% approval requirement could make it difficult for us to consummate a business transaction even if it is in the best interest of our shareholders.
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
We may be subject to liability under environmental laws, ordinances and regulations.
Under various federal, state and local laws, ordinances and regulations, we may be considered an owner or operator of real property or have arranged for the disposal or treatment of hazardous or toxic substances. As a result, we may become liable for the costs of disposal or treatment of hazardous or toxic substances released on or in our property. We may also be liable for certain other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). We may incur such liability whether or not we knew of, or were responsible for, the presence of such hazardous or toxic substances.

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

ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
At December 31, 2012, our real estate properties consisted of 294 locations in 21 states. A complete listing of these properties, including the name, location, building area and land area, is as follows (in square feet):

Center and Location		Building Total	Land Total
Retail
Arizona
Arrowhead Festival S.C., 75th Ave. at W. Bell Rd., Glendale		194,309	157,000
Broadway Marketplace, Broadway at Rural, Tempe		87,379	347,000
Camelback Village Square, Camelback at 7th Avenue, Phoenix		242,715	543,000
Desert Village, Pinnacle Peak Rd.at Pima Rd., Scottsdale		107,071	595,901
Entrada de Oro, Magee Road and Oracle Road, Tucson		109,075	572,000
Fountain Plaza, 77th St. at McDowell, Scottsdale		305,588	445,000
Laveen Village Market, Baseline Rd. at 51st St., Phoenix		318,805	372,274
Madera Village, Tanque Verde Rd. and Catalina Hwy., Tucson		106,858	419,000
Mohave Crossroads, Bullhead Parkway at State Route 95, Bullhead City		395,477	990,867
Monte Vista Village Center, Baseline Rd. at Ellsworth Rd., Mesa		108,551	353,000
Oracle Crossings, Oracle Highway and Magee Road, Tucson		261,194	1,307,000
Oracle Wetmore, Wetmore Road and Oracle Highway, Tucson		343,237	711,162
Palmilla Center, Dysart Rd. at McDowell Rd., Avondale		178,219	264,000
Pueblo Anozira, McClintock Dr. at Guadalupe Rd., Tempe		157,607	769,000
Raintree Ranch, Ray Rd. at Price Rd., Chandler		133,020	714,813
Rancho Encanto, 35th Avenue at Greenway Rd., Phoenix		72,170	246,440
Red Mountain Gateway, Power Rd. at McKellips Rd., Mesa		199,012	353,000
Scottsdale Horizon, Frank Lloyd Wright Blvd. and Thompson Peak Parkway, Scottsdale		148,383	61,000
Shoppes at Bears Path, Tanque Verde Rd. and Bear Canyon Rd., Tucson		66,131	362,000
Squaw Peak Plaza, 16th Street at Glendale Ave., Phoenix		60,728	220,000
The Shoppes at Parkwood Ranch, Southern Avenue and Signal Butte Road, Mesa		106,738	569,966
Valley Plaza, S. McClintock at E. Southern, Tempe		153,880	570,000
Arizona, Total		3,856,147	10,943,423
Arkansas
Markham Square, W. Markham at John Barrow, Little Rock		125,884	514,000
Markham West, 11400 W. Markham, Little Rock		178,500	769,000
Westgate, Cantrell at Bryant, Little Rock		52,626	206,000
Arkansas, Total		357,010	1,489,000
California
580 Market Place, E. Castro Valley at Hwy. I-580, Castro Valley		100,165	444,000
8000 Sunset Strip Shopping Center, Sunset Blvd. and Crescent Heights Blvd., Los Angeles		171,375	89,298
Arcade Square, Watt Ave. at Whitney Ave., Sacramento		76,497	234,000
Buena Vista Marketplace, Huntington Dr. at Buena Vista St., Duarte		115,340	322,000
Centerwood Plaza, Lakewood Blvd. at Alondra Dr., Bellflower		75,486	333,000
Chino Hills Marketplace, Chino Hills Pkwy. at Pipeline Ave., Chino Hills		310,991	1,187,000
Creekside Center, Alamo Dr. at Nut Creek Rd., Vacaville		114,445	400,000
Discovery Plaza, W. El Camino Ave. at Truxel Rd., Sacramento		93,398	417,000
El Camino Promenade, El Camino Real at Via Molena, Encinitas		129,676	451,000
Freedom Centre, Freedom Blvd. at Airport Blvd., Watsonville		150,241	543,000
Fremont Gateway Plaza, Paseo Padre Pkwy. at Walnut Ave., Fremont		361,701	650,000
Greenhouse Marketplace, Lewelling Blvd. at Washington Ave., San Leandro		236,832	578,000
Hallmark Town Center, W. Cleveland Ave. at Stephanie Ln., Madera		98,359	365,000
Jess Ranch Marketplace, Bear Valley Rd. at Jess Ranch Pkwy., Apple Valley	(1)(3)	307,937	920,423
Jess Ranch Phase III, Bear Valley Road at Jess Ranch Parkway, Apple Valley	(1)(3)	194,362	700,431

Center and Location		Building Total	Land Total
Marshalls Plaza, McHenry at Sylvan Ave., Modesto		85,952	218,000
Menifee Town Center, Antelope Rd. at Newport Rd., Menifee		248,734	658,000
Prospectors Plaza, Missouri Flat Rd. at US Hwy. 50, Placerville		236,959	866,684
Rancho San Marcos Village, San Marcos Blvd. at Rancho Santa Fe Rd., San Marcos		132,689	541,000
San Marcos Plaza, San Marcos Blvd. at Rancho Santa Fe Rd., San Marcos		81,086	116,000
Shasta Crossroads (II), Churn Creek Rd. and State Hwy. 44, Redding	(1)(3)	90,663	252,783
Shasta Crossroads, Churn Creek Rd. at Dana Dr., Redding		176,866	520,000
Silver Creek Plaza, E. Capital Expressway at Silver Creek Blvd., San Jose		197,925	573,000
Southampton Center, IH-780 at Southampton Rd., Benecia		162,764	596,000
Stoneridge Town Centre, Highway 60 at Nason St., Moreno Valley	(1)(3)	431,272	1,104,246
Stony Point Plaza, Stony Point Rd. at Hwy. 12, Santa Rosa		200,571	619,000
Summerhill Plaza, Antelope Rd. at Lichen Dr., Sacramento		128,835	704,000
Sunset Center, Sunset Ave. at State Hwy. 12, Suisun City		98,279	359,000
Tully Corners Shopping Center, Tully Rd. at Quimby Rd., San Jose	(1)(3)	115,992	430,891
Valley, Franklin Blvd. and Mack Rd., Sacramento		107,005	580,000
Westminster Center, Westminster Blvd. at Golden West St., Westminster		425,690	1,739,000
California, Total		5,458,087	17,511,756
Colorado
Aurora City Place, E. Alameda at I225, Aurora	(1)(3)	542,956	2,260,000
Cherry Creek, E. Alameda Ave. at S. Colorado Blvd.		272,671	330,795
CityCenter Englewood, S. Santa Fe at Hampden Ave., Englewood	(1)(3)	359,213	452,941
Crossing at Stonegate, Jordon Rd. at Lincoln Ave., Parker	(1)(3)	109,058	870,588
Edgewater Marketplace, Sheridan Blvd. at 17th Ave., Edgewater		270,553	538,576
Green Valley Ranch Towne Center, Tower Rd. at 48th Ave., Denver	(1)(3)	114,947	276,000
Lowry Town Center, 2nd Ave. at Lowry Ave., Denver	(1)(3)	129,398	246,000
River Point at Sheridan, Highway 85 and Highway 285, Sheridan	(1)	525,761	3,477,208
Thorncreek Crossing, Washington St. at 120th St., Thornton	(1)(3)	386,127	1,156,863
Westminster Plaza, North Federal Blvd. at 72nd Ave., Westminster	(1)	111,113	636,000
Colorado, Total		2,821,797	10,244,971
Florida
Alafaya Square, Alafaya Trail, Oviedo	(1)(3)	176,486	915,000
Argyle Village, Blanding at Argyle Forest Blvd., Jacksonville		315,497	1,329,000
Atlantic North, Kernan Blvd. at Atlantic Blvd., Jacksonville	(1)(3)	67,685	326,061
Atlantic West, Kernan Blvd. at Atlantic Blvd., Jacksonville	(1)(3)	163,481	584,304
Boca Lyons, Glades Rd. at Lyons Rd., Boca Raton		117,515	545,000
Clermont Landing, U.S. 27 & Steve's Road, Clermont	(1)(3)	337,713	2,039,915
Colonial Landing, East Colonial Dr. at Maguire Boulevard, Orlando	(1)	260,224	980,000
Colonial Plaza, E. Colonial Dr. at Primrose Dr., Orlando		502,182	2,009,000
Countryside Centre, US Highway 19 at Countryside Boulevard, Clearwater		248,367	906,440
East Lake Woodlands, East Lake Road and Tampa Road, Palm Harbor	(1)(3)	140,543	730,000
Embassy Lakes, Sheraton St. at Hiatus Rd., Cooper City		179,937	618,000
Epic Village - St. Augustine, SR 207 at Rolling Hills Dr., St. Augustine	(1)	64,180	773,626
Flamingo Pines, Pines Blvd. at Flamingo Rd., Pembroke Pines		266,761	739,925
Flamingo Pines, Pines Blvd. at Flamingo Rd., Pembroke Pines	(1)(3)	148,840	707,075
Hollywood Hills Plaza, Hollywood Blvd. at North Park Rd., Hollywood	(1)(3)	408,509	1,429,000
Indian Harbour Place, East Eau Gallie Blvd., Indian Harbour Beach	(1)(3)	163,521	636,000
International Drive Value Center, International Dr. and Touchstone Dr., Orlando	(1)(3)	185,664	985,000
Kendall Corners, Kendall Drive and SW 127th Avenue, Miami	(1)(3)	96,472	365,000
Kernan Village, Kernan Blvd. at Atlantic Blvd., Jacksonville	(1)(3)	288,780	615,114
Lake Washington Crossing, Wickham Rd. at Lake Washington Rd., Melbourne	(1)(3)	118,828	580,000
Lake Washington Square, Wickham Rd. at Lake Washington Rd., Melbourne		111,835	688,000

Center and Location		Building Total	Land Total
Largo Mall, Ulmerton Rd. at Seminole Ave., Largo		575,134	1,888,000
Market at Southside, Michigan Ave. at Delaney Ave., Orlando		159,762	349,000
Marketplace at Seminole Towne Center, Central Florida Greenway and Rinehart Rd., Sanford		484,048	1,743,000
Northridge, E. Commercial Blvd. at Dixie Hwy., Oakland Park	(1)(3)	239,097	901,000
Palm Lakes Plaza, Atlantic Boulevard and Rock Island Road, Maragate	(1)(3)	113,752	550,000
Palms of Carrollwood, N. Dale Maybry Dr. at Fletcher Ave., Tampa		167,887	679,536
Paradise Key at Kelly Plantation, US Highway 98 and Mid Bay Bridge Rd., Destin	(1)(3)	271,777	1,247,123
Pembroke Commons, University at Pines Blvd., Pembroke Pines	(1)(3)	324,829	1,394,000
Phillips Crossing, Interstate 4 and Sand Lake Road, Orlando		145,644	697,000
Phillips Landing, Turkey Lake Rd., Orlando		286,038	311,000
Pineapple Commons, Us Highway 1 and Britt Rd., Stuart	(1)(3)	270,395	762,736
Publix at Laguna Isles, Sheridan St. at SW 196th Ave., Pembroke Pines		69,475	400,000
Quesada Commons, Quesada Ave. and Toledo Blade Blvd., Port Charlotte	(1)(3)	58,890	312,000
Shoppes at Paradise Isle, 34940 Emerald Coast Pkwy., Destin	(1)(3)	171,669	764,000
Shoppes at Parkland, Hillsboro Blvd. at State Rd. #7, Parkland	(1)	167,131	905,000
Shoppes of Port Charlotte, Toledo Blade Blvd. and Tamiami Trail, Port Charlotte	(1)(3)	41,011	276,000
Shoppes of Port Charlotte, Toledo Blade Blvd. and Tamiami Trail, Port Charlotte	(1)(3)	3,921	176,720
Sunrise West Shopping Center, West Commercial Dr. and NW 91st Ave., Sunrise	(1)(3)	76,321	540,000
Sunset 19, US Hwy. 19 at Sunset Pointe Rd., Clearwater		275,910	1,078,000
Tamiami Trail Shops, S.W. 8th St. at S.W. 137th Ave., Miami	(1)(3)	132,564	515,000
The Marketplace at Dr. Phillips, Dr. Phillips Boulevard and Sand Lake Road, Orlando	(1)(3)	326,088	1,495,000
The Shoppes at South Semoran, Semoran Blvd. at Pershing Ave., Orlando		101,486	451,282
TJ Maxx Plaza, 117th Avenue at Sunset Blvd., Kendall		161,429	540,000
University Palms, Alafaya Trail at McCullough Rd., Oviedo	(1)	105,127	522,000
Vizcaya Square, Nob Hill Rd. at Cleary Blvd., Plantation		110,081	521,000
Westland Terrace Plaza, SR 50 at Apopka Vineland Rd., Orlando		77,521	361,000
Whole Foods @ Carrollwood, Northdale Blvd. at North Dale Mabry		37,144	275,735
Winter Park Corners, Aloma Ave. at Lakemont Ave., Winter Park		102,382	400,000
Florida, Total		9,419,533	38,556,592
Georgia
Brookwood Marketplace, Peachtree Pkwy. at Mathis Airport Rd., Suwannee		397,295	1,459,000
Brookwood Square, East-West Connector at Austell Rd., Austell		234,501	971,000
Brownsville Commons, Brownsville Rd. and Hiram-Lithia Springs Rd., Powder Springs		81,886	205,000
Camp Creek Marketplace II, Camp Creek Pkwy. and Carmla Dr., Atlanta		228,003	724,000
Cherokee Plaza, Peachtree Road and Colonial Drive, Atlanta	(1)	99,749	336,000
Dacula Marketplace, Fence Rd. at Dacula Rd., Dacula		116,943	279,220
Dallas Commons, US Hwy. 278 and Nathan Dean Blvd., Dallas		95,262	244,000
Grayson Commons, Grayson Hwy. at Rosebud Rd., Grayson		76,611	507,383
Lakeside Marketplace, Cobb Pkwy. (US Hwy. 41), Acworth		332,044	736,000
Mansell Crossing, North Point Parkway at Mansell Rd., Alpharetta	(1)(3)	102,931	582,833
Perimeter Village, Ashford-Dunwoody Rd., Atlanta		381,125	1,803,820
Publix at Princeton Lakes, Carmia Dr. and Camp Creek Dr., Atlanta	(1)(3)	72,207	336,000
Reynolds Crossing, Steve Reynolds and Old North Cross Rd., Duluth		115,983	407,000
Roswell Corners, Woodstock Rd. at Hardscrabble Rd., Roswell		314,014	733,101
Roswell Crossing, King Rd. and W. Crossville Rd., Roswell		201,979	1,011,093
Sandy Plains Exchange, Sandy Plains at Scufflegrit, Marietta	(1)	72,784	452,000
Thompson Bridge Commons, Thompson Bridge Rd. at Mt. Vernon Rd., Gainesville	(1)	95,587	540,000
Georgia, Total		3,018,904	11,327,450
Kentucky
Festival at Jefferson Court, Outer Loop at Jefferson Blvd., Louisville		218,396	1,153,000
Millpond Center, Boston at Man O’War, Lexington		151,498	773,000

Center and Location		Building Total	Land Total
Regency Shopping Centre, Nicholasville Rd. & West Lowry Ln., Lexington		189,016	590,000
Tates Creek, Tates Creek at Man O’ War, Lexington		198,235	586,384
Kentucky, Total		757,145	3,102,384
Louisiana
14/Park Plaza, Hwy. 14 at General Doolittle, Lake Charles		172,068	535,000
Danville Plaza, Louisville at 19th, Monroe		141,218	539,000
K-Mart Plaza, Ryan St., Lake Charles	(1)(3)	232,390	126,000
Manhattan Place, Manhattan Blvd. at Gretna Blvd., Harvey		276,615	718,339
Southgate, Ryan at Eddy, Lake Charles		158,587	511,000
Town & Country Plaza, U.S. Hwy. 190 West, Hammond		224,827	656,021
University Place, 70th St. at Youree Dr., Shreveport		381,253	1,114,265
Westwood Village, W. Congress at Bertrand, Lafayette		138,034	942,000
Louisiana, Total		1,724,992	5,141,625
Maryland
Pike Center, Rockville Pike and Bou Ave., Rockville		81,336	292,462
Maryland, Total		81,336	292,462
Missouri
Ballwin Plaza, Manchester Rd. at Vlasis Dr., Ballwin		200,915	653,000
Western Plaza, Hwy 141 at Hwy. 30, Fenton	(1)(3)	56,734	654,000
Missouri, Total		257,649	1,307,000
Nevada
Best in the West, Rainbow at Lake Mead Rd., Las Vegas		428,067	1,516,000
Charleston Commons, Charleston and Nellis, Las Vegas		362,514	1,314,791
College Park S.C., E. Lake Mead Blvd. at Civic Ctr. Dr., North Las Vegas		195,367	721,000
Eastern Horizon, Eastern Ave. at Horizon Ridge Pkwy., Henderson		209,727	478,000
Francisco Centre, E. Desert Inn Rd. at S. Eastern Ave., Las Vegas		148,815	639,000
Mission Center, Flamingo Rd. at Maryland Pkwy., Las Vegas		212,169	570,000
Paradise Marketplace, Flamingo Rd. at Sandhill, Las Vegas		148,092	323,556
Rainbow Plaza, Phase I, Rainbow Blvd. at Charleston Blvd., Las Vegas		136,369	514,518
Rainbow Plaza, Rainbow Blvd. at Charleston Blvd., Las Vegas		273,916	1,033,482
Rancho Towne & Country, Rainbow Blvd. at Charleston Blvd., Las Vegas		139,839	350,000
Tropicana Beltway, Tropicana Beltway at Fort Apache Rd., Las Vegas		617,821	1,466,000
Tropicana Marketplace, Tropicana at Jones Blvd., Las Vegas		142,643	309,912
Westland Fair North, Charleston Blvd. at Decatur Blvd., Las Vegas		602,904	1,008,451
Nevada, Total		3,618,243	10,244,710
New Mexico
Eastdale, Candelaria Rd. at Eubank Blvd., Albuquerque		119,091	601,000
North Towne Plaza, Academy Rd. at Wyoming Blvd., Albuquerque		142,106	607,000
Pavillions at San Mateo, I-40 at San Mateo, Albuquerque		208,691	604,733
Wyoming Mall, Academy Rd. at Northeastern, Albuquerque		270,899	271,407
New Mexico, Total		740,787	2,084,140
North Carolina
Avent Ferry, Avent Ferry Rd. at Gorman St., Raleigh		111,622	669,000
Bull City Market, Broad St. at West Main St., Durham		40,875	112,000
Capital Square, Capital Blvd. at Huntleigh Dr., Cary		143,063	607,000
Chatham Crossing, US 15/501 at Plaza Dr., Chapel Hill	(1)(3)	96,155	424,000
Cole Park Plaza, US 15/501 and Plaza Dr., Chapel Hill	(1)(3)	82,258	380,000
Falls Pointe, Neuce Rd. at Durant Rd., Raleigh		198,553	659,000
Galleria, Galleria Boulevard and Sardis Road, Charlotte		328,276	799,000
Harrison Pointe, Harrison Ave. at Maynard Rd., Cary		130,934	1,222,382
Heritage Station, Forestville Rd. at Rogers Rd., Wake Forest	(1)	77,669	341,035

Center and Location		Building Total	Land Total
High House Crossing, NC Hwy. 55 at Green Level W. Rd., Cary		90,155	606,000
Hope Valley Commons, Highway 751 and Highway 54, Durham		81,371	1,247,123
Leesville Town Centre, Leesville Rd. at Leesville Church Rd., Raleigh		114,396	904,000
Northwoods Market, Maynard Rd. at Harrison Ave., Cary		77,802	431,000
Parkway Pointe, Cory Parkway at S. R. 1011, Cary		80,061	461,000
Ravenstone Commons, Hwy. 98 at Sherron Rd., Durham		60,424	374,000
Six Forks Station, Six Forks Rd. at Strickland Rd., Raleigh		466,585	1,843,000
Steele Creek Crossing, York Rd. at Steele Creek Rd., Charlotte		77,301	491,000
Stonehenge Market, Creedmoor Rd. at Bridgeport Dr., Raleigh		188,521	669,000
Surf City Crossing, Highway 17 and Highway 210, Surf City		63,016	434,311
Waterford Village, U.S. Hwy. 17 & U.S. Hwy. 74/76, Leland		89,715	1,426,594
Whitehall Commons, NWC of Hwy. 49 at I-485, Charlotte		444,561	360,000
North Carolina, Total		3,043,313	14,460,445
Oklahoma
Town and Country, Reno Ave. at North Air Depot, Midwest City		128,231	540,000
Oklahoma, Total		128,231	540,000
Oregon
Clackamas Square, SE 82nd Avenue and SE Causey Avenue, Portland	(1)(3)	136,551	215,000
Oak Grove Market Center, SE Mcloughlin Blvd. & Oak Grove Ave., Portland		97,177	292,288
Raleigh Hills Plaza, SW Beaverton-Hillsdale Hwy. and SW Scholls Ferry Road, Portland	(1)(3)	39,520	165,000
Oregon, Total		273,248	672,288
South Carolina
Fresh Market Shoppes, 890 William Hilton Head Pkwy., Hilton Head	(1)(3)	86,120	436,000
South Carolina, Total		86,120	436,000
Tennessee
Bartlett Towne Center, Bartlett Blvd. at Stage Rd., Bartlett		192,624	774,000
Commons at Dexter Lake Phase II, Dexter at N. Germantown, Memphis	(1)	66,838	272,792
Commons at Dexter Lake, Dexter at N. Germantown, Memphis	(1)	178,558	740,208
Highland Square, Summer at Highland, Memphis		14,490	84,000
Mendenhall Commons, South Mendenahall Rd. and Sanderlin Ave., Memphis	(1)	88,108	250,000
Ridgeway Trace, Poplar Avenue and Ridgeway Road, Memphis		307,727	222,553
Summer Center, Summer Ave. at Waring Rd., Memphis		139,021	560,000
Tennessee, Total		987,366	2,903,553
Texas
10/Federal, I-10 at Federal, Houston	(1)	132,472	474,000
Alabama-Shepherd, S. Shepherd at W. Alabama, Houston		56,969	176,000
Angelina Village, Hwy. 59 at Loop 287, Lufkin		248,199	1,835,000
Bell Plaza, 45th Ave. at Bell St., Amarillo	(1)	130,631	682,000
Bellaire Boulevard, Bellaire at S. Rice, Houston	(1)	41,273	137,000
Boswell Towne Center, Highway 287 at Bailey Boswell Rd., Saginaw		88,008	137,000
Braeswood Square, N. Braeswood at Chimney Rock, Houston		104,686	422,000
Broadway , Broadway at 59th St., Galveston	(1)	74,604	220,000
Broadway, S. Broadway at W. 9th St., Tyler		60,400	259,000
Centre at Post Oak, Westheimer at Post Oak Blvd., Houston		183,940	505,000
Champions Village, F.M. 1960 at Champions Forest Dr., Houston	(1)	384,400	1,391,000
Crossroads, I-10 at N. Main, Vidor		115,798	484,000
Cullen Plaza, Cullen at Wilmington, Houston	(1)	84,517	318,000
Cypress Pointe, F.M. 1960 at Cypress Station, Houston		283,059	737,000
Edgebrook, Edgebrook at Gulf Fwy., Houston	(1)	78,460	360,000
Fiesta Trails, I-10 at DeZavala Rd., San Antonio		482,370	1,589,000
Fiesta Village, Quitman at Fulton, Houston	(1)	30,249	80,000

Center and Location		Building Total	Land Total
Galveston Place, Central City Blvd. at 61st St., Galveston		210,537	828,000
Gateway Station, I-35W and McAlister Rd., Burleson	(1)	68,500	344,286
Glenbrook Square, Telephone Road, Houston	(1)	77,890	320,000
Griggs Road, Griggs at Cullen, Houston	(1)	80,116	382,000
Harrisburg Plaza, Harrisburg at Wayside, Houston	(1)	93,438	334,000
HEB - Dairy Ashford & Memorial, Dairy Ashford and Memorial Drive, Houston		36,874	118,740
Heights Plaza, 20th St. at Yale, Houston		71,777	228,000
Horne Street Market, I-30 & Horne Street, Fort Worth		42,267	223,463
Humblewood Shopping Plaza, Eastex Fwy. at F.M. 1960, Houston		279,226	784,000
I-45/Telephone Rd. Center, I-45 at Maxwell Street, Houston	(1)	171,789	658,586
Killeen Marketplace, 3200 E. Central Texas Expressway, Killeen		251,137	512,000
Kirby Strip Center, Kirby Dr., Houston		10,005	37,897
Lake Pointe Market Center, Dalrock Rd. at Lakeview Pkwy., Rowlett		121,689	218,158
Las Tiendas Plaza, Expressway 83 at McColl Rd., McAllen	(1)(3)	500,067	910,000
Lawndale, Lawndale at 75th St., Houston	(1)	52,127	177,000
League City Plaza, I-45 at F.M. 518, League City	(1)	126,990	680,000
Little York Plaza, Little York at E. Hardy, Houston	(1)	113,878	483,000
Lyons Avenue, Lyons at Shotwell, Houston	(1)	67,629	178,000
Market at Nolana, Nolana Ave. and 29th St., McAllen	(1)(3)	243,821	181,300
Market at Sharyland Place, U.S. Expressway 83 and Shary Rd., Mission	(1)(3)	301,174	543,000
Market at Town Center, Town Center Blvd., Sugar Land		388,865	1,733,000
Market at Westchase, Westheimer at Wilcrest, Houston		84,081	318,000
Market Street Shopping Center, Market at Baca, Houston	(1)	49,138	134,000
Montgomery Plaza, Loop 336 West at I-45, Conroe		322,987	1,156,784
Moore Plaza, S. Padre Island Dr. at Staples, Corpus Christi		599,622	1,491,000
North Creek Plaza, Del Mar Blvd. at Hwy. I-35, Laredo		481,764	1,251,000
North Oaks, F.M. 1960 at Veterans Memorial, Houston	(1)	405,186	1,646,000
North Park Plaza, Eastex Fwy. at Dowlen, Beaumont	(1)(3)	302,606	636,000
North Towne Plaza, U.S. 77 and 83 at SHFM 802, Brownsville		153,000	303,715
North Triangle , I-45 at F.M. 1960, Houston		16,060	113,000
Northbrook Center, Northwest Fwy. at W. 34th, Houston		173,288	655,000
Northcross, N. 10th St. at Nolana Loop, McAllen	(1)(3)	75,465	218,000
Northwest Crossing, N.W. Fwy. at Hollister, Houston	(1)(3)	300,310	884,000
Oak Forest, W. 43rd at Oak Forest, Houston		151,324	541,000
Oak Park Village, Nacogdoches at New Braunfels, San Antonio	(1)	64,287	221,000
Old Navy Building, 1815 10th St., McAllen	(1)(3)	15,000	62,000
Orchard Green, Gulfton at Renwick, Houston		74,983	273,000
Overton Park Plaza, SW Loop 820/Interstate 20 at South Hulen St., Ft. Worth		465,259	1,636,000
Palmer Plaza, F.M. 1764 at 34th St., Texas City		196,506	367,000
Parliament Square II, W. Ave. at Blanco, San Antonio		54,541	220,919
Parliament Square, W. Ave. at Blanco, San Antonio		64,950	263,081
Phelan West, Phelan at 23rd St., Beaumont	(1)(3)	82,221	88,509
Plantation Centre, Del Mar Blvd. at McPherson Rd., Laredo		143,015	596,000
Preston Shepard Place, Preston Rd. at Park Blvd., Plano	(1)(3)	363,337	1,359,072
Randall's/Cypress Station, F.M. 1960 at I-45, Houston		140,624	618,000
Randall's/Kings Crossing, Kingwood Dr. at Lake Houston Pkwy., Houston	(1)	126,397	624,000
Richmond Square, Richmond Ave. at W. Loop 610, Houston		93,944	326,315
River Oaks East, W. Gray at Woodhead, Houston		71,265	206,000
River Oaks West, W. Gray at S. Shepherd, Houston		248,663	609,000
Rose-Rich, U.S. Hwy. 90A at Lane Dr., Rosenberg		102,641	386,000
Sharyland Towne Crossing, Shary Rd. at Hwy. 83, Mission	(1)(3)	484,949	2,008,000
Sheldon Forest North , North, I-10 at Sheldon, Houston		22,040	131,000

Center and Location		Building Total	Land Total
Sheldon Forest South , North, I-10 at Sheldon, Houston	(1)	75,340	328,000
Shoppes at Memorial Villages, I-10 & Wirt Road, Houston		182,541	516,768
Shops at Three Corners, S. Main at Old Spanish Trail, Houston	(1)	272,350	1,007,143
South 10th St. HEB, S. 10th St. at Houston St., McAllen	(1)(3)	103,702	368,000
Southgate, W. Fuqua at Hiram Clark, Houston	(1)	125,260	533,000
Spring Plaza, Hammerly at Campbell, Houston	(1)	59,166	202,000
Starr Plaza, U.S. Hwy. 83 at Bridge St., Rio Grande City	(1)(3)	176,693	742,000
Stella Link, Stella Link at S. Braeswood, Houston		70,087	423,588
Ten Blalock Square, I-10 at Blalock, Houston		97,277	321,000
Thousand Oaks, Thousand Oaks Dr. at Jones Maltsberger Rd., San Antonio	(1)	162,322	730,000
Tomball Marketplace, FM 2920 and Future 249, Tomball	(2)	232,071	1,712,609
Valley View, West Ave. at Blanco Rd., San Antonio		91,544	341,000
Village Arcade, University at Kirby, Houston		57,203	276,503
Village Arcade-Phase II, University at Kirby, Houston		28,371	60,099
Village Arcade-Phase III, University at Kirby, Houston		107,134	231,156
Village Plaza at Bunker Hill, Bunker Hill Rd. at Interstate 10, Houston	(1)(3)	495,204	1,921,649
Westchase Center, Westheimer at Wilcrest, Houston		331,027	754,000
Westhill Village, Westheimer at Hillcroft, Houston		130,041	479,000
Westwood Center, Culebra Road and Westwood Loop, San Antonio		77,758	691,328
Texas, Total		14,694,375	50,661,668
Utah
300 West, S. 300 West at Paxton Ave., Salt Lake City	(1)(3)	182,119	123,275
Alpine Valley Center, Main St. at State St., American Fork	(1)(3)	224,654	447,045
Taylorsville Town Center, West 4700 South at Redwood Rd., Taylorsville		130,214	399,000
West Jordan Town Center, West 7000 South at S. Redwood Rd., West Jordan		304,899	814,000
Utah, Total		841,886	1,783,320
Virginia
Hilltop Village, Telegraph Rd. at Beulah Rd., Alexandria	(1)(2)	—	1,437,480
Virginia, Total		—	1,437,480
Washington
Meridian Town Center, Meridian Avenue East and 132nd Street East, Puyallup	(1)(3)	143,012	535,000
Mukilteo Speedway Center, Mukilteo Speedway, Lincoln Way, and Highway 99, Lynnwood	(1)(3)	90,273	355,000
Promenade 23, S. Jackson St. at 23rd Ave., Seattle		96,660	258,746
Rainer Square Plaza, Rainer Avenue South and South Charleston Street, Seattle	(1)(3)	107,423	345,000
South Hill Center, 43rd Avenue Southwest and Meridian Street South, Puyallup	(1)(3)	134,010	515,000
Washington, Total		571,378	2,008,746
Other
Arizona
Arcadia Biltmore Plaza, Campbell Ave. at North 36th St., Phoenix		21,122	74,000
Arizona, Total		21,122	74,000
Tennessee
Crowfarn Drive Warehouse, Crowfarn Dr. at Getwell Rd., Memphis	(1)(3)	158,849	315,000
Outland Business Center, Outland Center Dr., Memphis	(1)(3)	410,438	1,215,000
Tennessee, Total		569,287	1,530,000
Texas
1919 North Loop West, Hacket Drive at West Loop 610 North, Houston		138,058	157,000
Citadel Plaza, Citadel Plaza Dr., Houston		121,000	170,931
Houston Cold Storage Warehouse, 7080 Express Lane, Houston		129,271	345,189
Texas, Total		388,329	673,120

Center and Location		Building Total	Land Total
Unimproved Land
Arizona
Bullhead Parkway at State Route 95, Bullhead City			312,761
Lon Adams Rd.at Tangerine Farms Rd., Marana			422,532
Southern Avenue and Signal Butte Road, Mesa			63,162
Arizona, Total			798,455
California
Bear Valley Road at Jess Ranch Parkway Phase II, Apple Valley	(1)(3)		138,956
Bear Valley Road at Jess Ranch Parkway Phase III, Apple Valley	(1)(3)		473,497
California, Total			612,453
Colorado
Highway 85 and Highway 285, Sheridan	(1)		792,792
Colorado, Total			792,792
Florida
SR 207 at Rolling Hills Dr, St. Augustine	(1)		228,254
State Road 100 & Belle Terre Parkway, Palm Coast			292,288
Young Pines and Curry Ford Rd., Orange County			132,422
Florida, Total			652,964
Georgia
NWC South Fulton Pkwy. @ Hwy. 92, Union City			3,554,496
Georgia, Total			3,554,496
Louisiana
Ambassador Caffery at W. Congress, Lafayette			34,848
Louisiana, Total			34,848
Nevada
SWC Highway 215 at Decatur, Las Vegas			707,414
Nevada, Total			707,414
North Carolina
Creedmoor (Highway 50) and Crabtree Valley Avenue, Raleigh			510,959
Highway 17 and Highway 210, Surf City			2,024,233
U.S. Highway 1 at Caveness Farms Rd., Wake Forest			1,637,420
U.S. Hwy. 17 & U.S. Hwy. 74/76, Leland			549,727
North Carolina, Total			4,722,339
Tennessee
Poplar Avenue and Ridgeway Road, Memphis			53,579
Tennessee, Total			53,579
Texas
9th Ave. at 25th St., Port Arthur			243,065
Bissonnet at Wilcrest, Houston			40,946
Citadel Plaza at 610 North Loop, Houston			137,214
East Orem, Houston			121,968
FM 1957 (Potranco Road) and FM 211, San Antonio	(1)		8,655,372
FM 2920 and Highway 249, Tomball			459,776
Gattis School Rd. at A.W. Grimes Blvd., Round Rock			100,188
Highway 3 at Highway 1765, Texas City			200,812
Kirkwood at Dashwood Drive, Houston			321,908
Leslie Rd. at Bandera Rd., Helotes			74,052
Mesa Road at Tidwell, Houston			105,501
Nolana Ave. and 29th St., McAllen	(1)(3)		163,350
Northwest Freeway at Gessner, Houston			117,612
River Pointe Drive at Interstate 45, Conroe			72,745

Center and Location		Building Total	Land Total
Rock Prairie Rd. at Hwy. 6, College Station			394,218
SH 151 and Ingram Rd., San Antonio	(1)		252,692
Shary Rd. at North Hwy. 83, Mission	(1)(3)		1,560,319
U.S. 77 and 83 at SHFM 802, Brownsville			914,723
US Hwy. 281 at Wilderness Oaks, San Antonio			1,269,774
West Little York at Interstate 45, Houston			161,172
Texas, Total			15,367,407
Utah
South 300 West & West Paxton Avenue, Salt Lake City	(1)(3)		201,683
Utah, Total			201,683

Property Listing Summary as of December 31, 2012

ALL PROPERTIES BY STATE	Number of Properties	Building Total	Land Total
Arizona	23	3,877,269	11,815,878
Arkansas	3	357,010	1,489,000
California	31	5,458,087	18,124,209
Colorado	10	2,821,797	11,037,763
Florida	48	9,419,533	39,209,556
Georgia	17	3,018,904	14,881,946
Kentucky	4	757,145	3,102,384
Louisiana	8	1,724,992	5,176,473
Maryland	1	81,336	292,462
Missouri	2	257,649	1,307,000
Nevada	12	3,618,243	10,952,124
New Mexico	4	740,787	2,084,140
North Carolina	21	3,043,313	19,182,784
Oklahoma	1	128,231	540,000
Oregon	3	273,248	672,288
South Carolina	1	86,120	436,000
Tennessee	8	1,556,653	4,487,132
Texas	87	15,082,704	66,702,195
Utah	4	841,886	1,985,003
Virginia	1	—	1,437,480
Washington	5	571,378	2,008,746
Grand Total	294	53,716,285	216,924,563
Total Retail	288	52,737,547	187,149,013
Total Other	6	978,738	2,277,120
Total Unimproved Land			27,498,430
_________________
Total square footage includes 545,897 square feet of building area and 12,869,163 square feet of land leased from others.
Footnotes for detail property listing:

(1)	Denotes property is held by a real estate joint venture or partnership; however, the building and land square feet figures include our partners’ ownership interest in the property.

(2)	Denotes property currently under development.

(3)	Denotes properties that are not consolidated under generally accepted accounting principles.

NOTE:	Square feet are reflective of area available to be leased. Certain listed properties may have additional square feet that are not owned by us.

General.    In 2012, no single property accounted for more than 3.1% of our total assets or 2.0% of revenues. The five largest properties, in the aggregate, represented approximately 8.6% of our revenues for the year ended December 31, 2012; otherwise, none of the remaining properties accounted for more than 1.4% of our revenues during the same period.
The majority of our properties are owned directly by us (subject in some cases to mortgages), although our interests in some properties are held indirectly through interests in real estate joint ventures or under long-term leases. In our opinion, our properties are well maintained and in good repair, suitable for their intended uses, and adequately covered by insurance.
We participate in 56 real estate joint ventures or partnerships that hold an interest in 123 of our properties. Our ownership interest ranges from 10% to 99%; we are normally the managing or operating partner and receive a fee for acting in this capacity.
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
Shopping Centers.    At December 31, 2012, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 286 developed income-producing properties and 2 properties under various stages of construction and development, which are located in 21 states spanning the country from coast to coast.
As of December 31, 2012, the weighted average occupancy rate for our shopping centers was 93.7% compared to 93.0% as of December 31, 2011. The average effective annual rental per square foot was approximately $15.14 in 2012, $13.79 in 2011, $13.60 in 2010, $13.31 in 2009 and $13.16 in 2008 for shopping centers.
As of December 31, 2012, lease expirations for the next 10 years, assuming tenants do not exercise renewal options, are as follows:

				Annual Net Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases (000’s)	Percentage of Leaseable Square Feet	Total (000’s)	Per Square Foot	Percentage of Total Annual Net Rent
2013	760	2,672	5.07%	$42,682	$15.97	10.54%
2014	845	4,226	8.01%	57,171	13.53	14.12%
2015	861	4,083	7.74%	57,789	14.15	14.27%
2016	678	3,643	6.91%	55,474	15.23	13.70%
2017	616	3,533	6.70%	56,809	16.08	14.03%
2018	271	2,495	4.73%	33,382	13.38	8.25%
2019	92	1,098	2.08%	15,568	14.18	3.85%
2020	77	1,013	1.92%	14,368	14.18	3.55%
2021	113	1,473	2.79%	20,056	13.62	4.95%
2022	97	1,251	2.37%	18,638	14.90	4.60%
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

We have approximately 6,800 separate leases with 4,600 different tenants. Included among our top revenue-producing tenants are: The Kroger Co., T.J.X. Companies, Ross Stores, Safeway, PetSmart, HEB Grocery, The Sports Authority, Harris Teeter Inc. and Bed, Bath and Beyond. The diversity of our tenant base is also evidenced by the fact that our largest tenant accounted for only 3.2% of rental revenues during 2012.
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
Most of our leases provide for the monthly payment in advance of fixed minimum rentals, the tenants’ pro rata share of real estate taxes, insurance (including fire and extended coverage, rent insurance and liability insurance) and common area maintenance for the center (based on estimates of the costs for these items). Some of the lease agreements with major or national tenants contain modifications of these basic provisions, such as placing a maximum contribution on their pro rata share of recoverable charges, in view of the financial condition, stability or desirability of those tenants. Certain leases also provide for the payment of additional rentals based on a percentage of the tenants’ sales. Utilities are generally paid directly by tenants except where common metering exists with respect to a center. In this case, we make payments for the utilities, and the tenants reimburse us on a monthly basis. Generally, our leases only permit the tenant to assign or sublease its space with our prior written consent, which we agree not to unreasonably withhold. Where a tenant is granted the right to assign its space, the lease agreement generally provides that the original lessee will remain liable for the payment of the lease obligations under that lease agreement. They also require the tenant to use its space for the purpose designated in its lease agreement and to operate its business on a continuous basis.
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
During 2012, we acquired four shopping centers located in California, Georgia, Maryland and Texas and other property for approximately $232.3 million, which includes the acquisition of a partner's 79.6% interest in an unconsolidated tenancy-in-common arrangement located in Louisiana.
During 2012, we sold 27 shopping centers and other retail property, either directly or through our interests in real estate joint ventures and partnerships. Of these dispositions, 15 were located in Texas, three in North Carolina, two each in Colorado and Louisiana and one each in Arizona, Florida, Illinois, Kansas and Oklahoma. We also sold three unconsolidated real estate joint venture interests and assigned a 75% consolidated joint venture interest to a partner. Aggregate gross sales proceeds including the assumption of debt from these transactions totaled $262.4 million and generated gains of $54.8 million.
We have a real estate limited partnership agreement with a foreign institutional investor to purchase up to $280 million of retail properties in various states. Our ownership in this unconsolidated real estate limited partnership is 51%. To date, no properties have been purchased.
Other Properties.    At December 31, 2012, we owned, either directly or through our interest in real estate joint ventures or partnerships, six other operating properties totaling approximately 1.0 million square feet of building area. Our other properties consist of office, bulk warehouse, business distribution and other service center assets ranging in size from 21,000 to 410,000 square feet. Similar to our shopping centers, these properties are customarily constructed of masonry, steel and glass, and have lighted, concrete parking areas and are well landscaped. These properties are located in Arizona, Tennessee and Texas.
During 2012, we sold 54 industrial properties with gross sales proceeds totaling $393.8 million and generated a gain of $20.4 million. Of these dispositions, 40 were located in Texas, six in Georgia, five in Florida, two in Virginia and one in Tennessee. Also, our interest in 19 industrial properties held in unconsolidated joint ventures, in which we are a partner, were sold through either a direct sale by the joint venture or the sale of our interest. Our share of the gross sales proceeds, including the assumption of debt, from these transactions totaled $45.8 million and generated a gain of $9.2 million. These dispositions marked our exit from the industrial real estate market.

Land Held for Development.    At December 31, 2012, we owned, either directly or through our interest in real estate joint ventures or partnerships, 38 parcels of unimproved land consisting of approximately 27.5 million square feet of land area located in Arizona, California, Colorado, Florida, Georgia, Louisiana, Nevada, North Carolina, Tennessee, Texas and Utah. These properties include approximately 2.2 million square feet of land adjacent to certain of our existing developed properties, which may be used for expansion of these developments, as well as approximately 25.3 million square feet of land, which may be used for new development. Almost all of the land held for development is served by roads and utilities and are suitable for development as shopping centers and other retail space, and we intend to emphasize the development of these parcels for such purpose. We have approximately $121.3 million in land held for development. During 2012, we sold five land parcels, which were located in Arizona, California, North Carolina and two in Texas. Gross sales proceeds from these sales totaled $4.3 million and generated gains of $.5 million.
New Development Properties.    At December 31, 2012, we had two properties in various stages of development and have funded $58.3 million to date on these projects. We estimate our aggregate net investment upon completion to be $97.2 million. These properties are projected to have an average stabilized return on investment of approximately 7.9% when completed. These two projects are estimated to be completed in 2014 at a cost per square foot of $225.66 and upon completion will add 430,000 square feet to our portfolio. Also during 2012, we stabilized nine projects with an average development cost of $258.96 per square foot, including leasing fees.

ITEM 3. Legal Proceedings
We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the amounts involved, our management and legal counsel believe that when such litigation is resolved, our resulting liability, if any, will not have a material adverse effect on our consolidated financial statements.

ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Shares of Beneficial Interest, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed and traded on the New York Stock Exchange under the symbol “WRI.” As of January 31, 2013, the number of holders of record of our common shares was 2,399. The closing high and low sale prices per common share as reported on the New York Stock Exchange, and dividends per share paid for the fiscal quarters indicated were as follows:

	High	Low	Dividends
2012:
Fourth	$28.19	$25.81	$.290
Third	28.85	25.88	.290
Second	27.53	24.36	.290
First	26.45	21.56	.290
2011:
Fourth	$23.95	$19.35	$.275
Third	26.73	19.39	.275
Second	26.80	23.64	.275
First	25.87	23.69	.275
The following table summarizes the equity compensation plans under which our common shares may be issued as of December 31, 2012:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance
Equity compensation plans approved by shareholders	4,085,702	$28.98	1,885,315
Equity compensation plans not approved by shareholders	—	—	—
Total	4,085,702	$28.98	1,885,315

Performance Graph
The graph below provides an indicator of cumulative total shareholder returns for us as compared with the S&P 500 Stock Index and the FTSE NAREIT Equity Shopping Centers Index, weighted by market value at each measurement point. The graph assumes that on December 31, 2007, $100 was invested in our common shares and that all dividends were reinvested by the shareholder.
Comparison of Five Year Cumulative Return

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Weingarten Realty Investors, S&P 500 Index & FTSE NAREIT Equity Shopping Centers Index

Index Value
120
110
100
90
80
70
60
50
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
Weingarten Realty Investors
S&P 500 Index
FTSE NAREIT Equity Shopping Centers Index

*$100 invested on December 31, 2007 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	2008	2009	2010	2011	2012
Weingarten Realty Investors	$71.68	$75.37	$95.04	$91.40	$117.20
S&P 500 Index	63.00	79.67	91.67	93.61	108.59
FTSE NAREIT Equity Shopping Centers Index	61.16	60.14	78.65	78.08	97.62
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

	(Amounts in thousands, except per share amounts) Year Ended December 31,
	2012	2011	2010	2009	2008
Operating Data: (1)
Revenues (primarily real estate rentals)	$503,538	$478,357	$471,284	$486,557	$505,683
Depreciation and Amortization	140,983	131,350	125,302	122,852	126,523
Impairment Loss	9,982	55,574	33,317	34,983	52,539
Operating Income	167,516	120,436	143,667	156,348	143,722
Interest Expense, net	115,812	139,717	145,391	149,265	151,756
(Loss) Gain on Redemption of Convertible Senior Unsecured Notes	—	—	(135)	25,311	12,961
Gain on Sale of Real Estate Joint Venture and Partnership Interests	14,203	—	—	—	—
Gain on Land and Merchant Development Sales	—	—	—	17,956	8,361
(Provision) Benefit for Income Taxes	(79)	(146)	82	(5,980)	10,542
Income (Loss) from Continuing Operations	72,187	(6,531)	20,935	61,340	40,333
Gain on Sale of Property	1,034	1,679	2,005	25,075	1,998
Net Income	152,421	16,739	51,238	175,276	154,595
Net Income Adjusted for Noncontrolling Interests	146,640	15,621	46,206	171,102	145,652
Net Income (Loss) Attributable to Common Shareholders	$109,210	$(19,855)	$10,730	$135,626	$109,091
Per Share Data - Basic:
Income (Loss) from Continuing Operations Attributable to Common Shareholders	$0.25	$(0.34)	$(0.14)	$0.43	$(0.04)
Net Income (Loss) Attributable to Common Shareholders	$0.90	$(0.17)	$0.09	$1.24	$1.29
Weighted Average Number of Shares	120,696	120,331	119,935	109,546	84,474
Per Share Data - Diluted:
Income (Loss) from Continuing Operations Attributable to Common Shareholders	$0.25	$(0.34)	$(0.14)	$0.42	$(0.04)
Net Income (Loss) Attributable to Common Shareholders	$0.90	$(0.17)	$0.09	$1.23	$1.28
Weighted Average Number of Shares	121,705	120,331	120,780	110,178	84,917
Balance Sheet Data:
Property (at cost)	$4,399,850	$4,688,526	$4,777,794	$4,658,396	$4,915,472
Total Assets	4,184,784	4,588,226	4,807,855	4,890,385	5,114,212
Debt, net	$2,204,030	$2,531,837	$2,589,448	$2,531,847	$3,148,636
Other Data:
Cash Flows from Operating Activities	$227,330	$214,731	$214,625	$244,316	$220,150
Cash Flows from Investing Activities	370,308	(3,745)	(121,421)	191,872	(115,391)
Cash Flows from Financing Activities	(591,676)	(221,203)	(222,929)	(341,550)	(111,590)
Cash Dividends per Common Share	1.16	1.10	1.04	1.28	2.10
Funds from Operations - Basic (2)	$222,128	$173,325	$187,008	$204,634	$194,633

(1)
For all periods presented, the operating data related to continuing operations and gain on sale of property do not include the effects of amounts reported in discontinued operations. See Note 15 to our consolidated financial statements in Item 8 for additional information.

(2)	See Item 7 for the National Association of Real Estate Investment Trusts definition of funds from operations.

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

Executive Overview
Weingarten Realty Investors is a REIT organized under the Texas Business Organizations Code. We, and our predecessor entity, began the ownership and development of shopping centers and other commercial real estate in 1948. Our primary business is leasing space to tenants in the shopping centers we own or lease. We also manage centers for joint ventures in which we are partners or for other outside owners for which we charge fees.
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, that totals approximately 53.7 million million square feet of gross leasable area that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 3.2% of total rental revenues during 2012.
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
Under our current capital recycling plan, we continue to dispose of non-core operating properties, which provides capital for growth opportunities and strengthens our operating fundamentals. During 2012, we have successfully disposed of $323.9 million of real estate assets, both directly or through our interest in real estate joint ventures or partnerships and excluding the industrial portfolio transaction referred to below. This program is ongoing, and we expect to complete dispositions in the range of $200 million to $300 million in 2013. We have approximately $73.5 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close. Upon the completion of this plan, we believe our remaining portfolio of shopping centers will be among the strongest in our sector.
In addition to the capital recycling plan described above, in May 2012, we sold a portfolio of wholly-owned industrial properties for a gross selling price of $382.4 million to DRA Fund VII LLC, an affiliate of DRA Advisors LLC. The portfolio consisted of 52 industrial properties, aggregating approximately 9.6 million square feet located in Florida, Georgia, Tennessee, Texas and Virginia. Also, in 2012, our interest in 19 industrial properties, held in unconsolidated joint ventures in which we are a partner, were sold directly by the joint venture or through the sale of our interest. By exiting the industrial real estate market, we have successfully accomplished our goal of positioning ourselves as a REIT dedicated to the retail real estate market.
As we are generally selling lower tier, non-core assets, potential buyers looking to finance such acquisitions may find access to capital an issue. Even with these conditions, we continue to believe we will successfully execute our disposition plan; although further weaknesses in the secured lending markets or a downturn in the economy could impact our ability to execute this plan.
We will continue to actively seek acquisitions and new development opportunities to grow our operations. Despite the substantial competition for quality acquisition opportunities, we have been able to close on $232.3 million during 2012. We will continue to identify select properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. For 2013, we expect to invest in acquisitions and new developments in a range similar to our dispositions of $200 million to $300 million.

We strive to maintain a strong, conservative capital structure which provides ready access to a variety of attractive long and short-term capital sources. We carefully balance lower cost short-term financing with long-term liabilities associated with acquired or developed long-term assets. The funds from the industrial transaction in May 2012 allowed us to significantly reduce our debt levels. Specifically, we paid off our $200 million term loan, a $115 million 5.3% fixed-rate medium term note and reduced amounts outstanding under our revolving credit facility. Additionally, in October 2012, we issued $300 million of 3.38% senior unsecured notes maturing in 2022. This offering allowed us to repay amounts outstanding under our revolving credit facility and our 3.95% convertible senior unsecured notes totaling $54.1 million. Also during 2012, we redeemed our 6.95% Series E Cumulative Redeemable Preferred Shares with a redemption value of $72.5 million. These transactions continue to strengthen our balance sheet and further enhance our access to various sources of capital. While the availability of capital has improved over the past year, there can be no assurance that favorable pricing and availability will not deteriorate in the future.
At December 31, 2012, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 292 developed income-producing properties and two properties under various stages of construction and development. The total number of centers includes 288 neighborhood and community shopping centers and six other operating properties located in 21 states spanning the country from coast to coast.
We also owned interests in 38 parcels of land held for development that totaled approximately 27.5 million square feet at December 31, 2012.
We had approximately 6,800 leases with 4,600 different tenants at December 31, 2012. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including real estate taxes, and additional rent payments based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. Through this challenging economic environment, we believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.
Retail Operational Metrics
In assessing the performance of our shopping centers, management carefully monitors various operating metrics of the portfolio. Below are performance metrics associated with our occupancy, same property net operating income ("SPNOI") growth and leasing activity on a pro rata basis.

	December 31,
	2012	2011
Anchor (represents any tenant at least 10,000 square feet)	97.1%	96.8%
Non-Anchor	88.2%	86.7%
Total Occupancy	93.7%	93.0%

	Three Months Ended December 31, 2012	Twelve Months Ended December 31, 2012
SPNOI Growth (1)	5.1%	4.2%
_______________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to operating income within this section of Item 7.

	Number of Leases	Square Feet ('000's)	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Leasing Activity:
Three Months Ended December 31, 2012
Retail new leases (1)	61	122	$18.04	$18.04	$11.87	—%
Retail renewals	199	590	17.84	16.33	0.88	9.3%
Not comparable spaces	87	255	—	—	—	—%
Total	347	967	$17.87	$16.62	$2.76	7.6%

Twelve Months Ended December 31, 2012
Retail new leases (1)	300	750	$17.11	$16.75	$16.59	2.2%
Retail renewals	867	3,000	15.93	15.14	0.21	5.2%
Not comparable spaces	292	934	—	—	—	—%
Total	1,459	4,684	$16.16	$15.46	$3.48	4.5%
_______________

(1)	Average lease commissions per square foot for the three and twelve months ended December 31, 2012 were $3.50 and $3.23, respectively.
The operating metrics of our portfolio strengthened in 2012 as the economy continued to stabilize, and we focused on increasing occupancy and SPNOI. Our portfolio delivered exceptional operating results with:

•	an increase in occupancy of .7% over 2011;

•	an increase of 1.5% in non-anchor shop (spaces less than 10,000 square feet) occupancy over 2011;

•	an increase of 4.2% in SPNOI over 2011; and

•	rental rate increases for 2012 of 4.5%, which includes an increase of 2.2% on new leases.
While we will continue to monitor the economy and the effects on our tenants, we believe the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio will allow us to further increase occupancy levels as we move through 2013, assuming no bankruptcies by multiple national or regional tenants. A stabilization in economic conditions and a reduction in quality retail space available contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases. While we have achieved strong growth in both rental rates and SPNOI during 2012, maintaining this level of positive operating performance through 2013 is not assured. Leasing volume is anticipated to decline as we have less vacant space available for leasing and are experiencing reductions in tenant fallout.
New Development
At December 31, 2012, we had two properties in various stages of construction and development. We have funded $58.3 million to date on these projects, and we estimate our aggregate net investment upon completion to be $97.2 million. Overall, the average projected stabilized return on investment for these properties is approximately 7.9% upon completion.
We have approximately $121.3 million in land held for development at December 31, 2012. While we are experiencing a greater interest than previous years from retailers and other market participants in our land held for development, opportunities for economically viable developments remain scarce. We continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains very challenging.
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

Dispositions
Dispositions are also a key component of our ongoing management process where we selectively prune properties from our portfolio that no longer meet our geographic or growth targets. Dispositions provide capital, which may be recycled into properties that have high barrier-to-entry locations within high growth metropolitan markets, and thus have higher long-term growth potential. Additionally, proceeds from dispositions may be used to reduce outstanding debt, further deleveraging our balance sheet. Over time, we expect this will produce a portfolio with higher occupancy rates and stronger revenue growth.
Our disposition program may be impacted by market pricing conditions and debt financing available to prospective purchasers. After specifically identifying potential disposition properties and analyzing current market data, we recognized an impairment charge of $8.8 million during the year ended December 31, 2012 on properties which we believe are either probable to sell or were sold as part of this initiative.
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
Primary risks associated with our VIEs include the potential funding of the entities’ debt obligations or making additional contributions to fund the entities’ operations.
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

Results of Operations
Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011
The following table is a summary of certain items from our Consolidated Statements of Operations and Comprehensive Income, which we believe represent items that significantly changed during 2012 as compared to the same period in 2011:

	Year Ended December 31,
	2012	2011	Change	% Change
Revenues	$503,538	$478,357	$25,181	5.3%
Depreciation and amortization	140,983	131,350	9,633	7.3
Operating expenses	98,426	89,998	8,428	9.4
Impairment loss	9,982	55,574	(45,592)	(82.0)
Interest expense, net	115,812	139,717	(23,905)	(17.1)
Gain on sale of real estate joint venture and partnership interests	14,203	—	14,203	—
Equity in (losses) earnings of real estate joint ventures and partnerships, net	(1,558)	7,834	(9,392)	(119.9)
Gain on acquisition	1,869	—	1,869	—
Revenues
The increase in revenues of $25.2 million is primarily attributable to an increase in net rental revenues of $27.1 million associated with increases in occupancy and rental rates, revenue from new development completions of $4.2 million and the acquisition of four shopping centers and other property in 2012, including the purchase of a 79.6% unconsolidated joint venture interest, and two properties in 2011, which totaled $11.8 million in revenue. Offsetting this net rental revenue increase is a decrease in other income of $1.9 million, which was attributable to a decline in miscellaneous revenue.
Depreciation and Amortization
The increase of $9.6 million is due to new development completions, the acquisition of four shopping centers in 2012 and two shopping centers in 2011 and other capital activities.
Operating Expenses
The increase in operating expenses of $8.4 million is attributable to an increase in management fees of $3.2 million, which results primarily from a fair value increase in the assets held in a grantor trust related to our deferred compensation plan; a $1.2 million increase in acquisition costs and an increase in overall operating expenses, of which acquisitions and new development completions totaled $1.5 million and $.5 million, respectively.
Impairment Loss
The impairment loss in 2012 of $10.0 million is mainly attributable to three properties being marketed for sale during the year, an equity interest in an unconsolidated real estate joint venture that owns industrial properties and the sale of unimproved land parcels. The impairment loss in 2011 of $55.6 million related primarily to land held for development, properties that were sold or marketed for sale, our equity interest in certain unconsolidated joint ventures and the net credit loss on the exchange of tax increment revenue bonds.

Interest Expense, net
Net interest expense decreased $23.9 million or 17.1%. The components of net interest expense were as follows (in thousands):

	Year Ended December 31,
	2012	2011
Gross interest expense	$121,594	$142,605
Amortization of convertible bond discount	—	1,334
Over-market mortgage adjustment	(2,657)	(1,893)
Capitalized interest	(3,125)	(2,329)
Total	$115,812	$139,717
Gross interest expense totaled $121.6 million in 2012, down $21.0 million or 14.7% from 2011. The decrease in gross interest expense results primarily from a reduction in both interest rates and the weighted average debt outstanding as a result of refinancing notes and mortgages through the revolving credit facility by means of proceeds from the industrial and retail dispositions and the issuance of $300 million of 3.38% senior unsecured notes maturing in 2022. In 2012, the weighted average debt outstanding was $2.3 billion at a weighted average interest rate of 5.1% as compared to $2.6 billion outstanding at a weighted average interest rate of 5.5% in 2011. The amortization of convertible bond discount ceased in July 2011.
Gain on Sale of Real Estate Joint Venture and Partnership Interests
The increase of $14.2 million is attributable to the sale of an interest in six unconsolidated real estate joint ventures during 2012.
Equity in (Losses) Earnings of Real Estate Joint Ventures and Partnerships, net
The decrease of $9.4 million is attributable to the reduction of earnings from our unconsolidated real estate investments as a result of impairment losses. In 2012, impairment losses totaled $19.9 million as compared to $7.0 million in 2011.
Gain on Acquisition
The increase of $1.9 million is attributable to the realization upon consolidation of our equity associated with the purchase of a 79.6% unconsolidated joint venture interest.
Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010
The following table is a summary of certain items from our Consolidated Statements of Operations and Comprehensive Income, which we believe represent items that significantly changed during 2011 as compared to the same period in 2010:

	Year Ended December 31,
	2011	2010	Change	% Change
Revenues	$478,357	$471,284	$7,073	1.5%
Depreciation and amortization	131,350	125,302	6,048	4.8
Impairment loss	55,574	33,317	22,257	66.8
Interest expense, net	139,717	145,391	(5,674)	(3.9)
Interest and other income, net	5,062	9,823	(4,761)	(48.5)
Equity in earnings of real estate joint ventures and partnerships, net	7,834	12,889	(5,055)	(39.2)
Revenues
The increase in revenues of $7.1 million is attributable to an increase in net rental revenues of $5.5 million associated primarily with the acquisition of four properties in the latter half of 2010 and two properties in 2011, as well as new development completions.
Depreciation and Amortization
The increase of $6.0 million is primarily attributable to the acquisition of four properties in the latter half of 2010 and two properties in 2011, new development completions and other capital activities.

Impairment Loss
The impairment loss in 2011 of $55.6 million related primarily to land held for development, properties that were sold or marketed for sale, our equity interest in certain unconsolidated joint ventures and the net credit loss on the exchange of tax increment revenue bonds. The 2010 impairment loss of $33.3 million was attributable to losses associated with the revaluation of two unconsolidated real estate joint ventures to fair value and its associated tax increment revenue bonds and a note, land held for development and the disposition of a retail building and an undeveloped land tract.
Interest Expense, net
Net interest expense is down $5.7 million or 3.9% from 2010. The components of net interest expense were as follows (in thousands):

	Year Ended December 31,
	2011	2010
Gross interest expense	$142,605	$149,118
Amortization of convertible bond discount	1,334	2,191
Over-market mortgage adjustment	(1,893)	(2,513)
Capitalized interest	(2,329)	(3,405)
Total	$139,717	$145,391
Gross interest expense totaled $142.6 million in 2011, down $6.5 million or 4.4% from 2010. The decrease in gross interest expense was due primarily to the reduction in interest rates as a result of amending and extending our revolving credit facility and refinancing notes and mortgages through the revolving credit facility. In 2011, the weighted average debt outstanding was $2.6 billion at a weighted average interest rate of 5.5% as compared to $2.5 billion outstanding at a weighted average interest rate of 6.0% in 2010. Capitalized interest decreased $1.1 million as a result of new development stabilizations and completions.
Interest and Other Income, net
The decrease of $4.8 million or 48.5% is primarily attributable to the fair value decrease of $1.5 million in the assets held in a grantor trust related to our deferred compensation plan, a decline of $.8 million in interest earned on notes receivable from real estate joint ventures and partnerships associated primarily with the consolidation of two unconsolidated real estate joint ventures, and a $1.9 million reduction in interest associated with our investment in subordinated tax increment revenue bonds.
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
The decrease of $5.1 million or 39.2% is primarily attributable to an increase in impairment losses in 2011, associated primarily with reduced holding periods at finite life joint ventures, which is offset by earnings from our 57.8% investment in a shopping center acquired in the fourth quarter of 2010.
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
Capital Resources and Liquidity
Our primary liquidity needs are paying our common and preferred dividends, maintaining and operating our existing properties, paying our debt service costs, excluding debt maturities, and funding capital expenditures. Under our 2013 business plan, cash flows from operating activities are expected to meet these planned capital needs.

The primary sources of capital for funding any debt maturities and acquisitions are our credit facilities; proceeds from both secured and unsecured debt issuances; proceeds from common and preferred equity issuances; cash generated from the sale of property and the formation of joint ventures; and cash flow generated by our operating properties. Amounts outstanding under the revolving credit facility are retired as needed with proceeds from the issuance of long-term debt, common and preferred equity, cash generated from the disposition of properties and cash flow generated by our operating properties.
As of December 31, 2012, we had an available balance of $467.6 million under our revolving credit facility, and our debt maturities for 2013 total $349.1 million. In 2012, we issued $300 million of 3.38% senior unsecured notes maturing in 2022. Proceeds from this offering allowed us to reduce amounts outstanding under our revolving credit facility and to repay our 3.95% convertible senior unsecured notes totaling $54.1 million. We also redeemed our 6.95% Series E Cumulative Redeemable Preferred Shares with a redemption value of $72.5 million. The funding of this redemption was under our revolving credit facility.
We believe proceeds from our disposition program, combined with our available capacity under the credit facilities, will provide adequate liquidity to fund our capital needs, including acquisitions and new development activities. In the event our disposition program does not progress as expected, we believe other debt and equity alternatives are available to us. Although external market conditions are not within our control, we do not currently foresee any reasons that would prevent us from entering the capital markets if needed.
During 2012, we have received gross sales proceeds of $706.3 million related to dispositions. These proceeds were used primarily to repay our $200 million unsecured term loan, matured fixed-rate medium term notes, and to fund $232.3 million in acquisitions. Operating cash flows from discontinued operations are included in net cash from operating activities in our Consolidated Statements of Cash Flows, while proceeds from discontinued operations are included as investing activities. At December 31, 2012, discontinued operations represent 10.3% of our net cash from operating activities, and we would expect future net cash from operating activities to decrease accordingly when compared to prior periods.
We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. Off balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $468.8 million, of which our ownership percentage is $178.7 million at December 31, 2012. Scheduled principal mortgage payments on this debt, excluding non-cash related items totaling $1.3 million, at 100% are as follows (in millions):

2013	$35.1
2014	108.9
2015	40.9
2016	97.1
2017	56.3
Thereafter	129.2
Total	$467.5
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
Investing Activities:
Acquisitions
During 2012, we acquired four shopping centers and other property for approximately $232.3 million, which includes the acquisition of a partner's 79.6% interest in an unconsolidated tenancy-in-common arrangement.
Dispositions
During 2012, we sold 27 shopping centers, 73 industrial properties and other retail property, either directly or through our interests in real estate joint ventures and partnerships. We also sold six unconsolidated real estate joint venture interests and assigned a 75% consolidated joint venture interest to a partner. Aggregate gross sales proceeds including the assumption of debt from these transactions totaled $706.3 million and generated gains of $84.9 million.

New Development
At December 31, 2012, we had two projects under various stages of construction and development with a total square footage of approximately .6 million. Overall, we expect our aggregate net investment in these properties upon completion to be $97.2 million.
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
Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

Year Ended December 31, 2012
Acquisitions	$204,180
Tenant Improvements	40,594
New Development	29,479
Redevelopment	3,623
Other	26,157
Total	$304,033
For 2013, we anticipate our acquisitions to total between $175 million and $225 million. We anticipate our 2013 tenant improvement expenditures to be comparable with 2012. Our new development investment for 2013 is estimated to be approximately $25 million to $75 million. Further, we have entered into commitments aggregating $58.3 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our revolving credit facility.
Financing Activities:
Debt
Total debt outstanding was $2.2 billion at December 31, 2012 and included $2.0 billion on which interest rates are fixed and $211.4 million, including the effect of $118.1 million of interest rate contracts, which bears interest at variable rates. Additionally, of our total debt, $933.3 million was secured by operating properties while the remaining $1.3 billion was unsecured.
We have a $500 million unsecured revolving credit facility which expires in September 2015 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. The borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, are currently 125 and 25 basis points, respectively. The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million. As of February 15, 2013, we had $115.0 million amounts outstanding, and the available balance was $382.6 million, net of $2.4 million in outstanding letters of credit.
We also have an agreement with a bank for an unsecured and uncommitted overnight facility totaling $99 million that we maintain for cash management purposes. The facility provides for fixed interest rate loans at a 30 day LIBOR rate plus a borrowing margin based on market liquidity. As of February 15, 2013, we had $19.8 million amounts outstanding under this facility.
During 2012, the maximum balance and weighted average balance outstanding under both facilities combined were $303.1 million and $157.4 million, respectively, at a weighted average interest rate of 1.3%.
We used the proceeds from the sale of our wholly-owned industrial properties to pay off our $200 million term loan, a $115 million 5.3% fixed-rate medium term note that matured in May 2012, and reduced amounts outstanding under our $500 million revolving credit facility.
In 2012, we issued $300 million of 3.38% senior unsecured notes maturing in 2022. This offering allowed us to reduce amounts outstanding under our revolving credit facility and were used to repay our 3.95% convertible senior unsecured notes totaling $54.1 million.

Our five most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios. We believe we were in full compliance with our public debt and revolving credit facility covenants as of December 31, 2012.
Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at December 31, 2012:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	43.6%
Secured Debt to Asset Ratio	Less than 40.0%	18.5%
Annual Service Charge Ratio	Greater than 1.5	3.1
Unencumbered Asset Test	Greater than 150%	250.6%
At December 31, 2012, we had four interest rate contracts with an aggregate notional amount of $118.1 million that were designated as fair value hedges and convert fixed interest payments at rates ranging from 4.2% to 7.5% to variable interest payments ranging from .3% to 4.3%.
We also have three interest rate contracts with an aggregate notional amount of $26.5 million that were designated as cash flow hedges. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
We could be exposed to losses in the event of nonperformance by the counter-parties related to our interest rate contracts; however, management believes such nonperformance is unlikely.
Equity
In February 2013, our Board of Trust Managers approved an increase in our quarterly dividend rate for our common shares from $.290 to $.305 per share commencing with the first quarter 2013 distribution. Common and preferred dividends paid totaled $173.2 million during 2012. Our dividend payout ratio (as calculated as dividends paid on common shares divided by funds from operations (“FFO”) - basic) for 2012 was approximately 63.3%, which is inclusive of non-cash transactions including impairment charges and other non-cash items.
In November 2012, we redeemed our 6.95% Series E Cumulative Redeemable Preferred Shares with a redemption value of $72.5 million. The funding of this redemption was under our revolving credit facility.
On February 14, 2013, we called our 6.75% Series D Cumulative Redeemable Preferred Shares with a redemption value of $75.0 million, which will settle on March 18, 2013.
We have an effective universal shelf registration statement which expires in October 2014. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.

Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $58.3 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of December 31, 2012 (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Mortgages and Notes Payable (1)
Unsecured Debt	$233,754	$347,559	$117,430	$167,639	$44,675	$524,788	$1,435,845
Secured Debt	220,122	231,756	208,422	164,316	122,372	156,073	1,103,061
Lease Payments	3,652	3,403	3,187	3,068	2,890	132,052	148,252
Other Obligations (2)	60,642	33,127	25	25	—	—	93,819
Total Contractual Obligations	$518,170	$615,845	$329,064	$335,048	$169,937	$812,913	$2,780,977

_______________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at December 31, 2012, excluding the effect of interest rate swaps. Also, excludes a $74.1 million debt service guaranty liability.

(2)
Other obligations include income and real estate tax payments, commitments associated with our secured debt and other employee payments. Included in 2013, is the estimated contribution to our retirement plan, which meets or exceeds the minimum statutory funding requirements. See Note 19 for additional information.

Related to our investment in a development project in Sheridan, Colorado, we, our joint venture partner and the joint venture have each provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. In 2011, the Sheridan Redevelopment Agency (“Agency”) reissued $74.1 million of Series A bonds used for an urban renewal project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our consolidated financial statements as of December 31, 2012.
Off Balance Sheet Arrangements
As of December 31, 2012, none of our off balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $2.4 million were outstanding under the revolving credit facility at December 31, 2012.
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

As of December 31, 2012, two unconsolidated real estate joint ventures were determined to be VIEs through the issuance of secured loans, since the lenders have the ability to make decisions that could have a significant impact on the profitability of the entities. Our maximum risk of loss associated with these VIEs was limited to $33.0 million at December 31, 2012.
We have a real estate limited partnership agreement with a foreign institutional investor to purchase up to $280 million of retail properties in various states. Our ownership in this unconsolidated real estate limited partnership is 51%. To date, no properties have been purchased.
Non-GAAP Financial Measures
Certain of our key performance indicators are considered non-GAAP financial measures. Management uses these measures along with our GAAP financial statements in order to evaluate our operating results. We believe these additional measures provide users of our financial information additional comparable indicators of our industry, as well as, our performance.
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

FFO is calculated as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net income (loss) attributable to common shareholders	$109,210	$(19,855)	$10,730
Depreciation and amortization	143,783	150,668	143,393
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	20,955	22,887	20,085
Impairment of operating properties and real estate equity investments	15,033	28,995	15,948
Impairment of operating properties of unconsolidated real estate joint ventures and partnerships	19,946	7,025	115
Gain on acquisition	(1,869)	(4,559)	—
Gain on sale of property and interests in real estate equity investments	(83,683)	(11,846)	(3,069)
(Gain) loss on sale of property of unconsolidated real estate joint ventures and partnerships	(1,247)	10	(194)
Funds from operations – basic and diluted	$222,128	$173,325	$187,008

Weighted average shares outstanding – basic	120,696	120,331	119,935
Effect of dilutive securities:
Share options and awards	1,009	—	845
Weighted average shares outstanding – diluted	121,705	120,331	120,780

Funds from operations per share – basic	$1.84	$1.44	$1.56

Funds from operations per share – diluted	$1.83	$1.44	$1.55
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

Properties are included in the SPNOI calculation if they are owned and operated for the entirety of the most recent two fiscal year periods, except for properties for which significant redevelopment or expansion occurred during either of the periods presented, and properties classified as discontinued operations. While there is judgment surrounding changes in designations, we move new development and redevelopment properties once they have stabilized, which is typically upon attainment of 90% occupancy. A rollforward of the properties included in our same property designation is as follows:

	Three Months Ended December 31, 2012	Twelve Months Ended December 31, 2012
Beginning of the period	279	354
Properties added:
Acquisitions	—	8
New Developments	—	6
Redevelopments	—	3
Properties removed:
Dispositions	(18)	(100)
Redevelopments	—	(10)
End of the period	261	261
We calculate SPNOI using operating income as defined by GAAP excluding property management fees, certain non-cash revenues and expenses such as straight-line rental revenue and the related reversal of such amounts upon early lease termination, depreciation, amortization, impairment losses, general and administrative expenses, acquisition costs and other one-time items such as lease cancellation revenue, environmental abatement costs and demolition expenses. Consistent with the capital treatment of such costs under GAAP, tenant improvements, leasing commissions and other direct leasing costs are excluded from SPNOI. A reconciliation of operating income to SPNOI is as follows (in thousands):

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2012	2011	2012	2011
Operating Income	$46,816	$40,416	$167,516	$120,436
Less:
Revenue adjustments (1)	1,394	1,278	4,926	6,808
Add:
Property management fees	708	653	2,921	2,850
Depreciation and amortization	37,851	32,844	140,983	131,350
Impairment loss	—	3,101	9,982	55,574
General and administrative	7,448	6,579	28,554	25,477
Acquisition costs	21	19	1,494	295
Other (2)	130	(652)	702	(594)
Net Operating Income	91,580	81,682	347,226	328,580
Less: NOI related to consolidated entities not defined as same property and noncontrolling interests	(17,796)	(11,466)	(58,700)	(51,357)
Add: Pro rata share of unconsolidated entities defined as same property	9,484	9,049	37,643	35,676
Same Property Net Operating Income	$83,268	$79,265	$326,169	$312,899
_______________

(1)	Revenue adjustments consist primarily of straight-line rentals and lease cancellation income.

(2)	Other includes items such as environmental abatement costs and demolition expenses.

Newly Issued Accounting Pronouncements
In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires entities to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives. The provisions of ASU No. 2011-11 are effective for us on January 1, 2013, and are required to be applied retrospectively. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At December 31, 2012, we had fixed-rate debt of $2.0 billion and variable-rate debt of $211.4 million, after adjusting for the net effect of $118.1 million notional amount of interest rate contracts. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $2.1 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $6.4 million and $89.0 million, respectively.

ITEM 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Weingarten Realty Investors
Houston, Texas
We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weingarten Realty Investors and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Houston, Texas
February 25, 2013

WEINGARTEN REALTY INVESTORS CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Rentals, net	$491,369	$464,234	$458,750
Other	12,169	14,123	12,534
Total	503,538	478,357	471,284
Expenses:
Depreciation and amortization	140,983	131,350	125,302
Operating	98,426	89,998	90,881
Real estate taxes, net	58,077	55,522	53,173
Impairment loss	9,982	55,574	33,317
General and administrative	28,554	25,477	24,944
Total	336,022	357,921	327,617
Operating Income	167,516	120,436	143,667
Interest Expense, net	(115,812)	(139,717)	(145,391)
Interest and Other Income, net	6,048	5,062	9,823
Loss on Redemption of Convertible Senior Unsecured Notes	—	—	(135)
Gain on Sale of Real Estate Joint Venture and Partnership Interests	14,203	—	—
Equity in (Losses) Earnings of Real Estate Joint Ventures and Partnerships, net	(1,558)	7,834	12,889
Gain on Acquisition	1,869	—	—
(Provision) Benefit for Income Taxes	(79)	(146)	82
Income (Loss) from Continuing Operations	72,187	(6,531)	20,935
Operating Income from Discontinued Operations	10,611	11,318	27,205
Gain on Sale of Property from Discontinued Operations	68,589	10,273	1,093
Income from Discontinued Operations	79,200	21,591	28,298
Gain on Sale of Property	1,034	1,679	2,005
Net Income	152,421	16,739	51,238
Less: Net Income Attributable to Noncontrolling Interests	(5,781)	(1,118)	(5,032)
Net Income Adjusted for Noncontrolling Interests	146,640	15,621	46,206
Dividends on Preferred Shares	(34,930)	(35,476)	(35,476)
Redemption Costs of Preferred Shares	(2,500)	—	—
Net Income (Loss) Attributable to Common Shareholders	$109,210	$(19,855)	$10,730
Earnings Per Common Share - Basic:
Income (loss) from continuing operations attributable to common shareholders	$0.25	$(0.34)	$(0.14)
Income from discontinued operations	0.65	0.17	0.23
Net income (loss) attributable to common shareholders	$0.90	$(0.17)	$0.09
Earnings Per Common Share - Diluted:
Income (loss) from continuing operations attributable to common shareholders	$0.25	$(0.34)	$(0.14)
Income from discontinued operations	0.65	0.17	0.23
Net income (loss) attributable to common shareholders	$0.90	$(0.17)	$0.09
Comprehensive Income:
Net Income	$152,421	$16,739	$51,238
Other Comprehensive Income (Loss):
Net unrealized (loss) gain on derivatives	(123)	(854)	123
Amortization of loss on derivatives	2,650	2,551	2,566
Retirement liability adjustment	473	(7,666)	(505)
Total	3,000	(5,969)	2,184
Comprehensive Income	155,421	10,770	53,422
Comprehensive Income Attributable to Noncontrolling Interests	(5,781)	(1,118)	(5,032)
Comprehensive Income Adjusted for Noncontrolling Interests	$149,640	$9,652	$48,390
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)

	December 31,
	2012	2011
ASSETS
Property	$4,399,850	$4,688,526
Accumulated Depreciation	(1,040,839)	(1,059,531)
Property Held for Sale, net	—	73,241
Property, net *	3,359,011	3,702,236
Investment in Real Estate Joint Ventures and Partnerships, net	289,049	341,608
Total	3,648,060	4,043,844
Notes Receivable from Real Estate Joint Ventures and Partnerships	89,776	149,204
Unamortized Debt and Lease Costs, net	135,783	115,191
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $12,127 in 2012 and $11,301 in 2011) *	79,540	86,530
Cash and Cash Equivalents *	19,604	13,642
Restricted Deposits and Mortgage Escrows	44,096	11,144
Other, net	167,925	168,671
Total Assets	$4,184,784	$4,588,226
LIABILITIES AND EQUITY
Debt, net *	$2,204,030	$2,531,837
Accounts Payable and Accrued Expenses	119,699	124,888
Other, net	120,900	107,919
Total Liabilities	2,444,629	2,764,644
Commitments and Contingencies	—	—
Equity:
Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued and outstanding in 2012 and 2011; liquidation preference $75,000	3	3
6.95% Series E cumulative redeemable preferred shares of beneficial interest; 29 shares issued; no shares outstanding in 2012 and 29 shares outstanding in 2011; liquidation preference $72,500 in 2011	—	1
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 140 shares issued and outstanding in 2012 and 2011; liquidation preference $350,000	4	4
Common Shares of Beneficial Interest—par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 121,505 in 2012 and 120,844 in 2011	3,663	3,641
Additional Paid-In Capital	1,934,183	1,983,978
Net Income Less Than Accumulated Dividends	(335,980)	(304,504)
Accumulated Other Comprehensive Loss	(24,743)	(27,743)
Total Shareholders' Equity	1,577,130	1,655,380
Noncontrolling Interests	163,025	168,202
Total Equity	1,740,155	1,823,582
Total Liabilities and Equity	$4,184,784	$4,588,226
* Consolidated Variable Interest Entities' Assets and Liabilities included in the above balances (See Note 22):
Property, net	$226,685	$230,159
Accrued Rent and Accounts Receivable, net	8,095	8,564
Cash and Cash Equivalents	11,706	11,382
Debt, net	276,420	279,301
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net Income	$152,421	$16,739	$51,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,413	157,290	151,107
Amortization of deferred financing costs, net	(1,162)	5,215	5,017
Impairment loss	15,436	75,874	33,317
Equity in losses (earnings) of real estate joint ventures and partnerships, net	1,558	(7,834)	(12,889)
Gain on acquisition	(1,869)	(4,559)	—
Gain on sale of real estate joint venture and partnership interests	(14,203)	—	—
Gain on sale of property	(69,623)	(11,952)	(3,098)
Loss on redemption of convertible senior unsecured notes	—	—	135
Distributions of income from real estate joint ventures and partnerships, net	3,141	2,186	1,733
Changes in accrued rent and accounts receivable, net	82	6,662	(2,898)
Changes in other assets, net	(19,008)	(22,482)	(16,225)
Changes in accounts payable, accrued expenses and other liabilities, net	(878)	(13,525)	(3,875)
Other, net	13,022	11,117	11,063
Net cash provided by operating activities	227,330	214,731	214,625
Cash Flows from Investing Activities:
Acquisition of real estate and land	(198,171)	(49,880)	(62,102)
Development and capital improvements	(95,743)	(94,108)	(80,870)
Proceeds from sale of property and real estate equity investments, net	591,091	113,043	29,064
Change in restricted deposits and mortgage escrows	(30,520)	(794)	2,175
Notes receivable from real estate joint ventures and partnerships and other receivables:
Advances	(6,614)	(2,926)	(9,145)
Collections	75,081	15,687	20,010
Real estate joint ventures and partnerships:
Investments	(9,792)	(18,583)	(37,738)
Distributions of capital	44,976	17,271	15,663
Proceeds from tax increment revenue bonds	—	16,545	—
Other, net	—	—	1,522
Net cash provided by (used in) investing activities	370,308	(3,745)	(121,421)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	300,098	215,750	336
Proceeds from issuance of common shares of beneficial interest, net	8,267	3,999	3,122
Repurchase of preferred shares of beneficial interest	(72,500)	—	—
Principal payments of debt	(538,438)	(336,760)	(139,722)
Changes in unsecured credit facilities	(100,500)	86,500	80,000
Common and preferred dividends paid	(173,202)	(165,721)	(158,012)
Debt issuance costs paid	(4,250)	(4,002)	(6,622)
Distributions to noncontrolling interests	(12,770)	(23,560)	(13,014)
Contributions from noncontrolling interests	2,123	3,717	2,686
Other, net	(504)	(1,126)	8,297
Net cash used in financing activities	(591,676)	(221,203)	(222,929)
Net increase (decrease) in cash and cash equivalents	5,962	(10,217)	(129,725)
Cash and cash equivalents at January 1	13,642	23,859	153,584
Cash and cash equivalents at December 31	$19,604	$13,642	$23,859
Interest paid during the period (net of amount capitalized of $3,125, $2,329 and $3,405, respectively)	$117,085	$137,758	$140,335
Income taxes paid during the period	$1,548	$1,578	$2,116
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share amounts)
Year Ended December 31, 2012, 2011 and 2010

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2010	$8	$3,615	$1,958,975	$(37,350)	$(23,958)	$205,366	$2,106,656
Net income				46,206		5,032	51,238
Shares issued in exchange for noncontrolling interests		1	745			(746)	—
Shares issued under benefit plans		14	8,005				8,019
Dividends declared – common shares (1)				(125,160)			(125,160)
Dividends declared – preferred shares (2)				(32,852)			(32,852)
Distributions to noncontrolling interests						(13,014)	(13,014)
Contributions from noncontrolling interests						2,686	2,686
Consolidation of joint ventures						(18,573)	(18,573)
Other comprehensive income					2,184		2,184
Other, net			2,180	(2,624)		(483)	(927)
Balance, December 31, 2010	8	3,630	1,969,905	(151,780)	(21,774)	180,268	1,980,257
Net income				15,621		1,118	16,739
Shares issued under benefit plans		11	9,898				9,909
Dividends declared – common shares (1)				(132,869)			(132,869)
Dividends declared – preferred shares (2)				(32,852)			(32,852)
Distributions to noncontrolling interests						(23,560)	(23,560)
Contributions from noncontrolling interests						13,666	13,666
Other comprehensive loss					(5,969)		(5,969)
Other, net			4,175	(2,624)		(3,290)	(1,739)
Balance, December 31, 2011	8	3,641	1,983,978	(304,504)	(27,743)	168,202	1,823,582
Net income				146,640		5,781	152,421
Redemption of Series E preferred shares	(1)		(69,999)	(2,500)			(72,500)
Shares issued under benefit plans		22	16,568				16,590
Dividends declared – common shares (1)				(140,686)			(140,686)
Dividends declared – preferred shares (2)				(32,516)			(32,516)
Distributions to noncontrolling interests						(12,770)	(12,770)
Contributions from noncontrolling interests						2,123	2,123
Other comprehensive income					3,000		3,000
Other, net			3,636	(2,414)		(311)	911
Balance, December 31, 2012	$7	$3,663	$1,934,183	$(335,980)	$(24,743)	$163,025	$1,740,155

(1)	Common dividend per share was $1.16, $1.10 and $1.04 for the year ended December 31, 2012, 2011 and 2010, respectively.

(2)
Series D and F preferred dividend per share was $50.63 and $162.50 for the year ended December 31, 2012, 2011 and 2010, respectively. Series E preferred dividend per share was $162.16 for the year ended December 31, 2012, and $173.75 for the year ended December 31, 2011 and 2010.

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.      Summary of Significant Accounting Policies
Business
Weingarten Realty Investors is a REIT organized under the Texas Business Organizations Code. We, and our predecessor entity, began the ownership and development of shopping centers and other commercial real estate in 1948. Our primary business is leasing space to tenants in the shopping centers we own or lease. We also provide property management services for both joint ventures in which we are partners and for other outside owners for which we charge fees.
We operate a portfolio of neighborhood and community shopping centers, that totals approximately 53.7 million square feet of gross leasable area that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 3.2% of total rental revenues during 2012. Net operating income from continuing operations generated by our properties located in Houston and its surrounding areas was 21.1% of total net operating income from continuing operations, and an additional 7.7% of net operating income from continuing operations is generated from properties that are located in other parts of Texas.
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
Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, the results of operations of an acquired property are included in our results of operations from the date of acquisition. Estimates of fair values are based upon estimated future cash flows and other valuation techniques in accordance with our fair value measurements accounting policy. Fair values are used to allocate and record the purchase price of acquired property among land, buildings on an “as if vacant” basis, tenant improvements, other identifiable intangibles and any goodwill or gain on purchase. Other identifiable intangible assets and liabilities include the effect of out-of-market leases, the value of having leases in place (“as is” versus “as if vacant” and absorption costs), out-of-market assumed mortgages and tenant relationships. Depreciation and amortization is computed using the straight-line method, generally over estimated useful lives of 40 years for buildings and over the lease term which includes bargain renewal options for other identifiable intangible assets. Acquisition costs are expensed as incurred.

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
Property identified for sale is reviewed to determine if it qualifies as held for sale based on the following criteria: management has approved and is committed to the disposal plan, the assets are available for immediate sale, an active plan is in place to locate a buyer, the sale is probable and expected to qualify as a completed sale within a year, the sales price is reasonable in relation to the current fair value, and it is unlikely that significant changes will be made to the sales plan or that the sales plan will be withdrawn. Upon qualification, these properties are segregated and classified as held for sale at the lower of cost or fair value less costs to sell and its related operating results are reclassified into discontinued operations.
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
Primary risks associated with our involvement with our VIEs include the potential funding of the entities’ debt obligations or making additional contributions to fund the entities’ operations.
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
Our restricted deposits and mortgage escrows consists of the following (in thousands):

	December 31,
	2012	2011
Restricted cash (1)	$36,944	$3,169
Mortgage escrows	7,152	7,975
Total	$44,096	$11,144
___________________

(1)	The increase between the periods presented is primarily attributable to $30.7 million placed in a qualified escrow account for the purpose of completing like-kind exchange transactions.
Other Assets, net
Other assets include an asset related to the debt service guaranty (see Note 7 for further information), tax increment revenue bonds, investments held in grantor trusts, deferred tax assets, prepaid expenses, interest rate derivatives, the value of above-market leases and the related accumulated amortization and other miscellaneous receivables. Investments held in grantor trusts are adjusted to fair value at each period end with changes included in our Consolidated Statements of Operations and Comprehensive Income. Above-market leases are amortized as adjustments to rental revenues over terms of the acquired leases. Other miscellaneous receivables have a reserve applied to the carrying amount when it becomes apparent that conditions exist that may lead to our inability to fully collect on outstanding amounts due. Such conditions include delinquent or late payments on receivables, deterioration in the ongoing relationship with the borrower and other relevant factors. We would establish a reserve when expected loss conditions exist by reviewing the borrower’s ability to generate revenues to meet debt service requirements and assessing the fair value of any collateral.
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
We review economic considerations at each reporting period, including the effects of tenant bankruptcies, the suspension of tenant expansion plans for new development projects, declines in real estate values, and any changes to plans related to our new development properties including land held for development, to identify properties where we believe market values may be deteriorating. Determining whether a property is impaired and, if impaired, the amount of write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation. If market conditions deteriorate or management’s plans for certain properties change, additional write-downs could be required in the future.
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

Our investments in tax increment revenue bonds are reviewed for impairment, including the evaluation of changes in events or circumstances that may indicate that the carrying amount of the investment may not be recoverable. Realization is dependent on a number of factors, including investment performance, market conditions and payment structure. We will record an impairment charge if we determine that a decline in the value of the investment below its carrying amount is other than temporary, recovery of its cost basis is uncertain, and/or it is uncertain if the investment will be held to maturity. As of December 31, 2012 and 2011, our tax increment revenue bonds have been classified as held to maturity.
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
The Tax Relief Extension Act of 1999 gave REITs the ability to conduct activities which a REIT was previously precluded from doing as long as such activities are performed in entities which have elected to be treated as taxable REIT subsidiaries under the IRS code. These activities include buying or developing properties with the express purpose of selling them. We conduct certain of these activities in a taxable REIT subsidiary that we have created. We calculate and record income taxes in our consolidated financial statements based on the activities in this entity. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between our carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry-forwards. These are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance for deferred tax assets is established for those assets we do not consider the realization of such assets to be more likely than not.
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
Share-Based Compensation
We have share option and restricted share award plans. In November 2011, we announced changes to the long-term incentive program under our Amended and Restated 2010 Long-Term Incentive Plan ("2011 Program Changes"). Future grants of awards will incorporate both service-based and market-based measures for restricted share awards to promote share ownership among the participants and to emphasize the importance of total shareholder return. The terms of each grant vary depending upon the participant's responsibilities and position within the Company. All awards are valued at the fair market value on the date of grant and earn dividends throughout the vesting period. Compensation expense is measured at the grant date and recognized over the vesting period. All share awards are awarded subject to the participant’s continued employment with us.
The share awards are subject to a three-year cliff vesting basis. Service-based and market-based share awards are subject to the achievement of select performance goals as follows:

•
Service-based awards and accumulated dividends typically vest three years from the grant date. These grants are subject only to continued employment and not dependent on future performance measures. Accordingly, if such vesting criteria are not met, compensation cost previously recognized would be reversed.

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

Share options granted to non-officers prior to the 2011 Program Changes vest ratably over a three-year period beginning after the grant date, and share options and restricted shares for officers vest ratably over a five-year period after the grant date. Restricted shares granted to trust managers and share options or awards granted to retirement eligible employees are expensed immediately. Restricted shares have the same rights of a common shareholder, including the right to vote and receive dividends, except as otherwise provided by our Management Development and Executive Compensation Committee.
The grant price for our options is calculated as an average of the high and low of the quoted fair value of our common shares on the date of grant. Issued options generally expire upon the earlier of termination of employment or 10 years from the date of grant, and restricted shares for officers and trust managers are granted at no purchase price. Our policy is to recognize compensation expense for equity awards ratably over the vesting period, except for retirement eligible amounts.
The fair value of share options was estimated on the date of grant using the Black-Scholes option pricing method based on certain expected weighted average assumptions; including the dividend yield, the expected volatility, the expected life and the risk free interest rate. The dividend yield was an average of the historical yields at each record date over the estimated expected life. We estimated volatility using our historical volatility data for a period of 10 years, and the expected life was based on historical data from an option valuation model of employee exercises and terminations. The risk-free rate was based on the U.S. Treasury yield curve.
Retirement Benefit Plans
Defined Benefit Plans:
We sponsor a noncontributory cash balance retirement plan (“Retirement Plan”) under which an account is maintained for each participant. Annual additions to each participant’s account include a service credit ranging from 3%-5% of compensation, depending on years of service, and an interest credit of 4.5% effective January 1, 2011. The interest credit for prior years was based on the 10 year U.S. Treasury Bill rate not to be less than 2.05%. Vesting generally occurs after three years of service. In addition to the plan described above, prior to January 1, 2012, we had established two separate and independent nonqualified supplemental retirement plans (“SRP”) for certain employees. These unfunded plans provided benefits in excess of the statutory limits of our noncontributory cash balance retirement plan. Annual additions to each participant’s account included an actuarially-determined service credit and an interest credit of 7.5%. Vesting generally occurred between five and 10 years of service. We had elected to use the actuarial present value of the vested benefits to which the participant was entitled if the participant separated immediately from the SRP, as permitted by GAAP.
Investments of Plan Assets
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

The selection of investment options is determined using criteria based on the following characteristics: fund history, relative performance, investment style, portfolio structure, manager tenure, minimum assets, expenses and operation considerations. Investment options selected for use in the plan are reviewed at least on a semi-annual basis to evaluate material changes from the selection criteria. Asset allocation is used to determine how the investment portfolio should be split between stocks, bonds and cash. The asset allocation decision is influenced by investment time horizon; risk tolerance; and investment return objectives. The primary factor in establishing asset allocation is demographics of the plan, including attained age and future service. A broad market diversification model is used in considering all these factors and the percentage allocation to each investment category may also vary depending upon market conditions. Re-balancing of the allocation of plan assets occurs semi-annually.
Defined Contribution Plans:
Effective January 1, 2012, we amended our SRP to be defined contribution plans from defined benefit plans. These unfunded plans continue to provide benefits in excess of the statutory limits of our noncontributory cash balance retirement plan. For active participants as of January 1, 2012, annual additions to each participant’s account include an actuarially-determined service credit ranging from 3% to 5% and an interest credit of 4.5%. Vesting generally occurs between five and 10 years of service. We have elected to use the actuarial present value of the vested benefits to which the participant was entitled if the participant separated immediately from the SRP, as permitted by GAAP.
The SRP participants' account balances, under the defined benefit plan, were converted to a cash balance retirement plan which no longer receives service credits but would continue to receive a 7.5% interest credit for active participants and a December 31 90-day LIBOR rate plus .50% for inactive participants.
We have a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the IRS. Employee contributions are matched by us at the rate of $.50 per $1.00 for the first 6% of the employee's salary. The employees vest in the employer contributions ratably over a five year period.
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
Fair Value Measurements
Certain financial instruments, estimates and transactions are required to be calculated, reported and/or recorded at fair value. The estimated fair values of such financial items, including debt instruments, impaired assets, acquisitions, investment securities and derivatives, have been determined using a market-based measurement. This measurement is determined based on the assumptions that management believes market participants would use in pricing an asset or liability; including, market capitalization rates, discount rates, current operating income, local economics and other factors. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The fair value of such financial instruments, estimates and transactions was determined using available market information and appropriate valuation methodologies as prescribed by GAAP.

Internally developed and third party fair value measurements, including the unobservable inputs, are evaluated by management with sufficient experience for reasonableness based on current market knowledge, trends and transactional experience in the real estate and capital markets. Our valuation policies and procedures are determined by our Accounting Group, which reports to the Chief Financial Officer and the results of significant impairment transactions are discussed with the Audit Committee on a quarterly basis.
Fair value estimates are based on limited available market information for similar transactions, including our notes receivable from real estate joint ventures and partnerships, tax increment revenue bonds and debt, and there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. The following provides information about the methods used to estimate the fair value of the our financial instruments, including their estimated fair values:
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
Notes Receivable from Real Estate Joint Ventures and Partnerships
We estimate the fair value of our notes receivable from real estate joint ventures and partnerships using quoted market prices for publicly-traded notes and discounting estimated future cash receipts. The discount rates used approximate current lending rates for a note or groups of notes with similar maturities and credit quality, assumes the note is outstanding through maturity and considers the note’s collateral (if applicable). We utilize market information as available or present value techniques to estimate the amounts required to be disclosed.
Tax Increment Revenue Bonds
The fair value estimates of our held to maturity tax increment revenue bonds, which were issued by the Agency in connection with our investment in a development project in Sheridan, Colorado, are based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis based on the expected future sales tax revenues of the development project. This analysis reflects the contractual terms of the bonds, including the period to maturity, and uses observable market-based inputs, such as market discount rates and unobservable market-based inputs, such as future growth and inflation rates.

Debt
The fair value of our debt is based primarily on quoted market prices for publicly-traded debt and on the discounted estimated future cash payments to be made for other debt. For inactively traded debt, our third-party provider establishes a benchmark for all REIT securities based on the largest, most liquid and most frequent investment grade securities in the REIT bond market. This benchmark is then adjusted to consider how a market participant would be compensated for risk premiums such as, longevity of maturity dates, lack of liquidity and credit quality of the issuer. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable). We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.
Reportable Segments
Our primary focus is to lease space to tenants in shopping centers that we own, lease or manage. Historically, we reviewed operating and financial information for each property by commercial use and on an individual basis. Each commercial use or each property represents an individual operating segment.
We evaluate the performance of the reportable segments based on net operating income, defined as total revenues less operating expenses and real estate taxes. Management does not consider the effect of gains or losses from the sale of property or interests in real estate joint ventures and partnerships in evaluating segment operating performance.
With the sale of our industrial portfolio in May 2012, we no longer analyze our properties by commercial use. Further, no individual property constitutes more than 10% of our revenues, net operating income or assets, and we have no operations outside of the United States of America. Therefore, our properties have been aggregated into one reportable segment since such properties and the tenants thereof each share similar economic and operating characteristics.
Accumulated Other Comprehensive Loss
Our accumulated other comprehensive loss consists of the following (in thousands):

	December 31,
	2012	2011
Derivatives	$7,489	$10,016
Retirement liability	17,254	17,727
Total	$24,743	$27,743
Reclassifications
The reclassification of prior years’ operating results for certain properties classified as discontinued operations was made to conform to the current year presentation (see Note 15 for additional information). Also, we have disaggregated certain line items in our Consolidated Statements of Cash Flows to conform to the current year presentation. Prior years’ acquisition of real estate and land was segregated from development and capital improvements (which was previously titled investment in property). These items had no impact on previously reported net income, earnings per share, the consolidated balance sheet or cash flows.

Note 2.      Newly Issued Accounting Pronouncements
In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends previous guidance resulting in common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. The amendments both clarify the application of existing fair value measurement requirements and changes certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The provisions of this update were effective for us at January 1, 2012. The adoption of this update did not materially impact our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” which amends previous guidance by requiring all nonowner changes in equity to be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, an entity will be required to present on the face of the financial statements, reclassification adjustments for items reclassified from other comprehensive income to net income. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which primarily defers ASU No. 2011-05's provision of requiring the presentation of other comprehensive income reclassification adjustments on the face of the financial statements. All other provisions of ASU No. 2011-05 were effective for us at December 31, 2011 upon our early adoption, and this update did not materially impact our consolidated financial statements.
In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires entities to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives. The provisions of ASU No. 2011-11 are effective for us on January 1, 2013, and are required to be applied retrospectively. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

Note 3.      Property
Our property consisted of the following (in thousands):

	December 31,
	2012	2011
Land	$881,156	$918,627
Land held for development	121,294	124,528
Land under development	6,155	20,281
Buildings and improvements	3,325,793	3,557,173
Construction in-progress	65,452	67,917
Total	$4,399,850	$4,688,526
The following carrying charges were capitalized (in thousands):

	Year Ended December 31,
	2012	2011	2010
Interest	$3,125	$2,329	$3,405
Real estate taxes	370	399	344
Total	$3,495	$2,728	$3,749
During the year ended December 31, 2012, we acquired four shopping centers and other property for approximately $232.3 million, which includes the acquisition of a partner's 79.6% interest in an unconsolidated tenancy-in-common arrangement, and invested $29.5 million for new development projects.
During the year ended December 31, 2012, we sold 27 shopping centers, 54 industrial properties and other retail property. We also assigned a 75% consolidated joint venture interest to our partner. Aggregate gross sales proceeds, including the assumption of debt by the buyer, from these transactions totaled $620.7 million and generated gains of $69.5 million.
Also, seven properties totaling $94.8 million before accumulated depreciation were classified as held for sale as of December 31, 2011, with no properties classified as of December 31, 2012. Additionally, two shopping centers classified as held for sale at December 31, 2011 were reclassified to operations totaling $18.1 million before accumulated depreciation at December 31, 2012. See Note 15 for additional information.

Note 4.      Investment in Real Estate Joint Ventures and Partnerships
We own interests in real estate joint ventures or limited partnerships and have tenancy-in-common interests in which we exercise significant influence, but do not have financial and operating control. We account for these investments using the equity method, and our interests range from 10% to 75% during 2012 and 7.8% to 75% during 2011. Combined condensed financial information of these ventures (at 100%) is summarized as follows (in thousands):

	December 31,
	2012	2011
Combined Condensed Balance Sheets

ASSETS
Property	$1,631,694	$2,108,745
Accumulated depreciation	(273,591)	(296,496)
Property, net	1,358,103	1,812,249
Other assets, net	161,344	173,130
Total	$1,519,447	$1,985,379

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt, net (primarily mortgages payable)	$468,841	$556,920
Amounts payable to Weingarten Realty Investors and Affiliates	109,931	170,007
Other liabilities, net	34,157	41,907
Total	612,929	768,834
Accumulated equity	906,518	1,216,545
Total	$1,519,447	$1,985,379

	Year Ended December 31,
	2012	2011	2010
Combined Condensed Statements of Operations
Revenues, net	$195,109	$205,596	$193,649
Expenses:
Depreciation and amortization	59,330	67,459	61,726
Interest, net	35,491	37,612	36,270
Operating	34,989	36,253	34,026
Real estate taxes, net	23,899	24,333	24,288
General and administrative	1,106	2,969	3,927
Provision for income taxes	316	343	237
Impairment loss	96,781	28,776	231
Total	251,912	197,745	160,705
Operating (loss) income	$(56,803)	$7,851	$32,944
Our investment in real estate joint ventures and partnerships, as reported in our Consolidated Balance Sheets, differs from our proportionate share of the entities’ underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive (negative) basis differences, which totaled $1.6 million and $(7.5) million at December 31, 2012 and 2011, respectively, are generally amortized over the useful lives of the related assets.

Our real estate joint ventures and partnerships determined that the carrying amount of certain properties was not recoverable and that the properties should be written down to fair value. For the year ended December 31, 2012, 2011 and 2010, our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $96.8 million, $28.8 million and $.2 million, respectively, associated primarily with various properties that are being either marketed for sale, have been sold or with shorter holding periods of finite life joint ventures where the joint ventures’ ability to recover the carrying cost of the property may be limited by the term of the venture life.
Fees earned by us for the management of these real estate joint ventures and partnerships totaled $6.1 million in 2012, $6.0 million in 2011 and $5.8 million in 2010.
In August 2012, we acquired our partner's 79.6% interest in an unconsolidated tenancy-in-common arrangement for approximately $29.6 million that we had previously accounted for under the equity method and includes the assumption of debt of $24.5 million. This transaction resulted in the consolidation of the property in our consolidated financial statements.
During 2012, our interest in 19 industrial properties held in unconsolidated joint ventures, in which we are a partner, were sold through either a direct sale by the joint venture or the sale of our interest. Gross sales proceeds, including the assumption of debt, from these transactions totaled $210.4 million. Subsequent to December 31, 2012, the final two properties in an unconsolidated joint venture were sold, and the joint venture will be liquidated.
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

Note 5.      Notes Receivable from Real Estate Joint Ventures and Partnerships
We have ownership interests in a number of real estate joint ventures and partnerships. Notes receivable from these entities bear interest ranging from approximately 2.9% to 16.0% at December 31, 2012 and 2.8% to 10.0% at December 31, 2011. These notes are due at various dates through 2014 and are generally secured by underlying real estate assets.
We believe these notes are fully collectible, and no allowance has been recorded. Interest income recognized on these notes was $3.0 million, $3.4 million and $4.3 million for the year ended December 31, 2012, 2011 and 2010, respectively.
In November 2012, a $16.1 million note matured and is under negotiations for repayment. We believe no loss will be incurred associated with this settlement.
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

Note 6.      Identified Intangible Assets and Liabilities
Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	December 31,
	2012	2011
Identified Intangible Assets:
Above-market leases (included in Other Assets, net)	$16,142	$17,342
Above-market leases - Accumulated Amortization	(8,413)	(11,587)
Below-market assumed mortgages (included in Debt, net)	5,722	5,722
Below-market assumed mortgages - Accumulated Amortization	(2,367)	(1,762)
Valuation of in place leases (included in Unamortized Debt and Lease Costs, net)	104,353	74,361
Valuation of in place leases - Accumulated Amortization	(39,665)	(38,842)
	$75,772	$45,234
Identified Intangible Liabilities:
Below-market leases (included in Other Liabilities, net)	$36,517	$39,399
Below-market leases - Accumulated Amortization	(17,533)	(26,013)
Above-market assumed mortgages (included in Debt, net)	42,708	45,670
Above-market assumed mortgages - Accumulated Amortization	(29,176)	(31,597)
	$32,516	$27,459
These identified intangible assets and liabilities are amortized over the applicable lease terms or the remaining lives of the assumed mortgages, as applicable.
The net amortization of above-market and below-market leases increased rental revenues by $.8 million, $1.5 million and $1.7 million in 2012, 2011 and 2010, respectively. The estimated net amortization of these intangible assets and liabilities will increase rental revenues for each of the next five years as follows (in thousands):

2013	$482
2014	311
2015	301
2016	340
2017	672
The amortization of the in place lease intangible assets recorded in depreciation and amortization, was $7.8 million, $6.2 million and $5.9 million in 2012, 2011 and 2010, respectively. The estimated amortization of this intangible asset will increase depreciation and amortization for each of the next five years as follows (in thousands):

2013	$10,751
2014	10,458
2015	8,496
2016	5,936
2017	5,325

The net amortization of above-market and below-market assumed mortgages decreased net interest expense by $2.7 million, $2.2 million and $3.1 million in 2012, 2011 and 2010, respectively. The estimated net amortization of these intangible assets and liabilities will decrease net interest expense for each of the next five years as follows (in thousands):

2013	$1,283
2014	1,318
2015	927
2016	509
2017	630

Note 7.      Debt
Our debt consists of the following (in thousands):

	December 31,
	2012	2011
Debt payable to 2038 at 2.6% to 8.8% in 2012 and 1.5% to 8.8% in 2011	$2,041,709	$2,268,668
Unsecured notes payable under credit facilities	66,000	166,500
Debt service guaranty liability	74,075	74,075
Obligations under capital leases	21,000	21,000
Industrial revenue bonds payable to 2015 at 2.4%	1,246	1,594
Total	$2,204,030	$2,531,837
The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	December 31,
	2012	2011
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$1,992,599	$2,014,834
Variable-rate debt	211,431	517,003
Total	$2,204,030	$2,531,837
As to collateralization:
Unsecured debt	$1,270,742	$1,510,932
Secured debt	933,288	1,020,905
Total	$2,204,030	$2,531,837
Effective September 2011, we entered into an amended and restated $500 million unsecured revolving credit facility. The facility expires in September 2015 and provides for a one-year extension upon our request and borrowing rates that float at a margin over LIBOR plus a facility fee. The borrowing margin and facility fee are priced off a grid that is tied to our senior unsecured credit ratings, which are currently 125 and 25 basis points, respectively. The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million.
Effective May 2010, we entered into an agreement with a bank for an unsecured and uncommitted overnight facility totaling $99 million that we intend to maintain for cash management purposes. The facility provides for fixed interest rate loans at a 30 day LIBOR rate plus a borrowing margin based on market liquidity.

The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	December 31,
	2012	2011
Unsecured revolving credit facility:
Balance outstanding	$30,000	$145,000
Available balance	$467,571	$351,571
Letter of credit outstanding under facility	$2,429	$3,429
Variable interest rate (excluding facility fee)	1.1%	1.3%
Unsecured and uncommitted overnight facility:
Balance outstanding	$36,000	$21,500
Variable interest rate	1.5%	1.5%
Both facilities:
Maximum balance outstanding during the year	$303,100	$330,700
Weighted average balance	$157,447	$151,814
Year-to-date weighted average interest rate (excluding facility fee)	1.3%	1.5%
Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4 is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040, as extended by the Agency in April 2011. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. For both periods ended at December 31, 2012 and 2011, we had $74.1 million outstanding for the debt service guaranty liability.
In November 2012, we redeemed $54.1 million of 3.95% convertible senior unsecured notes due 2026, which were outstanding at December 31, 2011. Interest was payable semi-annually in arrears on February 1 and August 1 of each year.
These notes were originally recorded at a discount, which was amortized through July 2011, resulting in an effective interest rate as of December 31, 2011 of 5.34%.
Net interest expense on our 3.95% convertible senior unsecured notes is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Interest expense	$1,828	$4,218	$5,782
Amortization of discount	—	1,334	2,191
Net interest expense	$1,828	$5,552	$7,973
In October 2012, we issued $300 million of 3.38% senior unsecured notes maturing in 2022. The notes were issued at 99.62% of the principal amount with a yield to maturity of 3.42%. The net proceeds received of $296.9 million were used to reduce amounts outstanding under our $500 million unsecured revolving credit facility and to repay our $54.1 million of 3.95% convertible senior unsecured notes.
In August 2011, we entered into a $200 million unsecured term loan; the proceeds of which were used to repay amounts outstanding under our revolving credit facility. The initial term of the loan was one year, which we repaid at par after nine months on May 31, 2012 at our option. In addition, $180.6 million fixed-rate medium term notes matured during 2012 at a weighted average interest rate of 5.5%.
Various leases and properties, and current and future rentals from those lease and properties, collateralize certain debt. At December 31, 2012 and 2011, the carrying value of such property aggregated $1.5 billion and $1.7 billion, respectively.

Scheduled principal payments on our debt (excluding $66.0 million due under our credit facilities, $21.0 million of certain capital leases, $9.9 million fair value of interest rate contracts, $.9 million net premium/(discount) on debt, $10.2 million of non-cash debt-related items, and $74.1 million debt service guaranty liability) are due during the following years (in thousands):

2013	$349,108
2014	473,103
2015	274,707
2016	223,198
2017	140,830
2018	63,057
2019 (1)	152,211
2020	2,099
2021	957
2022	303,410
Thereafter	39,312
Total	$2,021,992

(1)	Includes $100.0 million of our 8.1% senior unsecured notes due 2019 which may be redeemed by us at any time on or after September 2014 at our option.
Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We believe we were in compliance with our public debt and revolving credit facility covenants as of December 31, 2012.

Note 8.      Derivatives and Hedging
The fair value of all our interest rate contracts was reported as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
December 31, 2012	Other Assets, net	$9,926	Other Liabilities, net	$768
December 31, 2011	Other Assets, net	10,816	Other Liabilities, net	674
Cash Flow Hedges:
As of December 31, 2012 and 2011, we had three active interest rate contracts designated as cash flow hedges with an aggregate notional amount of $26.5 million and $27.1 million, respectively. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
As of December 31, 2012 and 2011, the balance in accumulated other comprehensive loss relating to cash flow interest rate contracts was $7.5 million and $10.0 million, respectively, and will be reclassified to net interest expense as interest payments are made on our fixed-rate debt. Within the next 12 months, approximately $2.9 million of the balance in accumulated other comprehensive loss is expected to be amortized to net interest expense related to settled interest rate contracts.

Summary of cash flow interest rate contract hedging activity is as follows (in thousands):

Derivatives Hedging Relationships	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Year Ended December 31, 2012	$123	Interest expense, net	$(2,650)	Interest expense, net	$—
Year Ended December 31, 2011	$866	Interest expense, net	$(2,551)	Interest expense, net	$(12)
Year Ended December 31, 2010	$(96)	Interest expense, net	$(2,566)	Interest expense, net	$(27)
Fair Value Hedges:
As of December 31, 2012 and 2011, we had four interest rate contracts, maturing through October 2017, with an aggregate notional amount of $118.1 million and $119.3 million, respectively, that were designated as fair value hedges and convert fixed interest payments at rates from 4.2% to 7.5% to variable interest payments ranging from .3% to 4.3% and .5% to 4.4%, respectively. We have determined that our fair value hedges are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in interest rates.
A summary of the changes in fair value of our interest rate contracts is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Gain (Loss) Recognized in Income
Year Ended December 31, 2012
Interest expense, net	$(860)	$860	$—
Year Ended December 31, 2011
Interest expense, net	$3,676	$(3,676)	$—
Year Ended December 31, 2010
Interest expense, net	$17,511	$(16,547)	$964
A summary of our fair value interest rate contract hedges impact on net income is as follows (in thousands):

Derivatives Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Year Ended December 31, 2012	Interest expense, net	$3,152		$—
Year Ended December 31, 2011	Interest expense, net	$7,748		$—
Year Ended December 31, 2010 (1)	Interest expense, net	$24,483	Interest expense, net	$964

(1)
For the year ended December 31, 2010, we recognized a net reduction in interest expense of $6.7 million related to fair value hedges that were terminated during 2010, which includes net settlements and any amortization adjustment of the basis of the hedged item.

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
In July 2004, we issued $72.5 million of depositary shares with each share representing one-hundredth of a Series E Cumulative Redeemable Preferred Share. The depositary shares were redeemed on November 21, 2012, at our option, for cash at a redemption price of $25 per depositary share or $72.5 million, plus accrued and unpaid dividends thereon. Upon the redemption of these shares, the related original issuance costs of $2.5 million were reported as a deduction in arriving at net income (loss) attributable to common shareholders. The Series E Preferred Shares paid a 6.95% annual dividend, had a liquidation value of $2,500 per share and were not convertible or exchangeable for any of our property or securities.
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
On February 14, 2013, we called our 6.75% Series D Cumulative Redeemable Preferred Shares with a redemption value of $75.0 million, which will settle on March 18, 2013.
As part of our evaluation of our capital plan, we may consider redeeming the Series F Preferred Shares.

Note 10.      Common Shares of Beneficial Interest
The dividend rate per share for our common shares for each quarter of 2012 and 2011 was $.290 and $.275, respectively. Subsequent to December 31, 2012, our Board of Trust Managers approved an increase to our quarterly dividend rate to $.305 per share.

Note 11.      Noncontrolling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net income adjusted for noncontrolling interests	$146,640	$15,621	$46,206
Transfers from the noncontrolling interests:
Increase in equity for operating partnership units	—	—	746
Net increase (decrease) in equity for the acquisition of noncontrolling interests	394	1,668	(879)
Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$147,034	$17,289	$46,073

Note 12.      Leasing Operations
The terms of our leases range from less than one year for smaller tenant spaces to over 25 years for larger tenant spaces. In addition to minimum lease payments, most of the leases provide for contingent rentals (payments for real estate taxes, maintenance and insurance by lessees and an amount based on a percentage of the tenants’ sales).

Future minimum rental income from non-cancelable tenant leases, which does not include estimated contingent rentals, at December 31, 2012 is as follows (in thousands):

2013	$383,026
2014	332,261
2015	276,734
2016	220,273
2017	163,197
Thereafter	588,498
Total	$1,963,989
Contingent rentals for the year ended December 31, are as follows (in thousands):

2012	$112,431
2011	112,414
2010	115,488

Note 13.      Impairment
The following impairment charges were recorded on the following assets based on the difference between the carrying amount of the assets and the estimated fair value (see Note 24 for additional fair value information) (in thousands):

	Year Ended December 31,
	2012	2011	2010
Continuing operations:
Land held for development and undeveloped land (1)	$—	$23,646	$2,827
Property marketed for sale or sold (2)	3,374	11,439	2,350
Investments in real estate joint ventures and partnerships (3)	6,608	1,752	15,825
Tax increment revenue bonds and notes (4)	—	18,737	12,315
Total reported in continuing operations	9,982	55,574	33,317
Discontinued operations:
Property held for sale or sold	5,454	20,300	—
Total impairment charges	15,436	75,874	33,317
Other financial statement captions impacted by impairment:
Equity in loss of real estate joint ventures and partnerships, net	19,946	7,022	115
Net loss attributable to noncontrolling interests	—	(4,459)	—
Net impact of impairment charges	$35,382	$78,437	$33,432

(1)	Impairment was prompted by changes in management's plans for these properties, recent comparable market transactions and/or a change in market conditions.

(2)
These charges resulted from changes in management’s plans for these properties, primarily the marketing of these properties for sale. Also included in this caption are impairments associated with dispositions that did not qualify to be reported in discontinued operations.

(3)
Amounts reported in 2012 were based on third party offers to buy our interests in industrial real estate joint ventures. Amounts reported in 2011 relate to market conditions. The amount reported in 2010 represents an impairment loss recognized in connection with the revaluation of our 50% equity interest in a development project in Sheridan, Colorado, as a result of our assumption of control of the project as of April 1, 2010.

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
Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of depreciation, rental revenue, interest expense, compensation expense, impairment losses and gain from sales of property. As a result of these differences, the tax basis of our net fixed assets exceeds the book value by $7.0 million and $37.0 million at December 31, 2012 and 2011, respectively.
The following table reconciles net income adjusted for noncontrolling interests to REIT taxable income (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net income adjusted for noncontrolling interests	$146,640	$15,621	$46,206
Net loss of taxable REIT subsidiary included above	11,457	32,043	22,450
Net income from REIT operations	158,097	47,664	68,656
Book depreciation and amortization including discontinued operations	148,413	157,290	151,108
Tax depreciation and amortization	(92,797)	(100,633)	(95,848)
Book/tax difference on gains/losses from capital transactions	(55,242)	(13,398)	1,233
Deferred/prepaid/above and below market rents, net	(4,264)	(13,088)	(5,076)
Impairment loss from REIT operations including discontinued operations	11,396	58,353	28,376
Other book/tax differences, net	1,430	(3,652)	(22,785)
REIT taxable income	167,033	132,536	125,664
Dividends paid deduction	(173,202)	(165,721)	(125,664)
Dividends paid in excess of taxable income	$(6,169)	$(33,185)	$—
The dividends paid deduction in 2010 includes designated dividends of $3.8 million from 2011.
For federal income tax purposes, the cash dividends distributed to common shareholders are characterized as follows:

	Year Ended December 31,
	2012	2011	2010
Ordinary income	92.8%	100.0%	79.1%
Capital gain distributions	7.2%	—%	20.9%
Total	100.0%	100.0%	100.0%

Our deferred tax assets and liabilities, including a valuation allowance, consisted of the following (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Impairment loss (1)	$16,951	$20,450
Allowance on other assets	1,519	1,528
Interest expense	11,417	8,318
Net operating loss carryforward	8,642	4,870
Book-tax basis differential	1,148	1,132
Other	173	182
Total deferred tax assets	39,850	36,480
Valuation allowance (2)	(28,376)	(24,595)
Total deferred tax assets, net of allowance	$11,474	$11,885
Deferred tax liabilities:
Straight-line rentals	$977	$1,612
Book-tax basis differential	2,339	3,553
Other	2	1
Total deferred tax liabilities	$3,318	$5,166

(1)	Impairment losses will not be recognized until the related properties are sold and realization is dependent upon generating sufficient taxable income in the year the property is sold.

(2)
Management believes it is more likely than not that a portion of the deferred tax assets, which primarily consists of impairment losses, interest expense and net operating losses, will not be realized and established a valuation allowance. However, the amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income are reduced.

We are subject to federal, state and local income taxes and have recorded an income tax (benefit) provision as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Federal income tax benefit of taxable REIT subsidiary (1)	$(1,437)	$(916)	$(1,181)
Texas franchise tax (2)	1,784	1,373	1,422
Total	$347	$457	$241

(1)	All periods presented are open for examination by the IRS.

(2)	For all periods presented, amounts include the effects that are reported in discontinued operations. See Note 15 for additional information.
Also, a current tax obligation of $1.9 million and $1.5 million has been recorded at December 31, 2012 and 2011, respectively, in association with these taxes.

Note 15.      Discontinued Operations
During 2012, we sold 27 shopping centers, 54 industrial properties, and we assigned a 75% consolidated joint venture interest to our partner. Of these dispositions, 55 were located in Texas, six each in Florida and Georgia, three in North Carolina, two each in Colorado, Louisiana and Virginia and one each in Arizona, Illinois, Kansas, Maine, Oklahoma and Tennessee. As part of these 2012 dispositions, we sold, in May 2012, a portfolio of 52 wholly-owned industrial properties in order to exit the industrial real estate market and further align and strengthen our position solely as a retail REIT.

As of December 31, 2012, we reclassified two previously identified held for sale shopping centers to operations. Several letters of intent on these properties did not come to fruition over the past year and current market conditions for these properties changed since they were first classified as held for sale in 2011. The net book value of $10.0 million associated with these properties was reclassified to operating assets as of December 31, 2012. In addition, operating (loss) income of $(.1) million and $.8 million for the year ended December 31, 2011 and 2010, respectively, was reclassified from discontinued operations to continuing operations. No properties were classified as held for sale as of December 31, 2012 as the potential disposition of assets currently being marketed was not deemed probable.
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
Included in the Consolidated Balance Sheet at December 31, 2011 were $673.8 million of property and $156.2 million of accumulated depreciation related to retail and industrial properties that were sold during 2012.
The operating results of these properties have been reclassified and reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Income as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenues, net	$39,832	$82,083	$83,414
Depreciation and amortization	(7,430)	(25,941)	(25,805)
Operating expenses	(7,588)	(15,010)	(14,874)
Real estate taxes, net	(5,632)	(11,683)	(11,750)
Impairment loss	(5,454)	(20,300)	—
General and administrative	(2,198)	(60)	(56)
Interest, net	(651)	(2,019)	(3,403)
Interest and other income, net	—	—	2
Gain on acquisition (see Note 23)	—	4,559	—
Provision for income taxes	(268)	(311)	(323)
Operating income from discontinued operations	10,611	11,318	27,205
Gain on sale of property from discontinued operations	68,589	10,273	1,093
Income from discontinued operations	$79,200	$21,591	$28,298
We do not allocate other consolidated interest to discontinued operations because the interest savings to be realized from the proceeds of the sale of these operations is not material.

Note 16.      Cash Flow Information
Non-cash investing and financing activities are summarized as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Exchange of interests in real estate joint ventures and partnerships for common shares	$—	$—	$746
Accrued property construction costs	5,811	7,535	6,878
Increase (decrease) in equity for the acquisition of noncontrolling interests in consolidated real estate joint ventures	394	1,668	(879)
Reduction of debt service guaranty liability (see Note 7)	—	(22,925)	—
Property acquisitions and investments in unconsolidated real estate joint ventures:
Increase in property, net	16,665	4,749	18,376
(Decrease) increase in real estate joint ventures and partnerships - investments	(3,825)	490	—
Increase in restricted deposits and mortgage escrows	395	—	498
Increase in debt, net	40,644	—	27,302
Increase in security deposits	1,332	87	302
Increase in noncontrolling interests	968	9,949	—
Sale of property and property interest:
Decrease in property, net	(2,855)	—	(37,969)
(Decrease) increase in real estate joint ventures and partnerships - investments	(95)	—	9,840
Decrease in restricted deposits and mortgage escrows	(204)	—	—
Decrease in debt, net due to debt assumption	(3,366)	—	(28,129)
Decrease in security deposits	(11)	—	—
Decrease in noncontrolling interests	(95)	—	—
Consolidation of joint ventures (see Note 23):
Increase in property, net	—	32,307	32,940
Decrease in notes receivable from real estate joint ventures and partnerships	—	(21,872)	(123,912)
Increase in other assets	—	—	148,255
Decrease in real estate joint ventures and partnerships - investments	—	(10,092)	—
Increase in debt, net	—	—	101,741
Decrease in other liabilities, net	—	—	(21,858)
Decrease in noncontrolling interests	—	—	(18,573)

Note 17.      Earnings Per Share
Earnings per common share – basic is computed using net (loss) income attributable to common shareholders and the weighted average number of shares outstanding - basic. Earnings per common share – diluted include the effect of potentially dilutive securities. Income (loss) from continuing operations attributable to common shareholders includes gain on sale of property in accordance with SEC guidelines. Earnings per common share – basic and diluted components for the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Continuing Operations:
Income (loss) from continuing operations	$72,187	$(6,531)	$20,935
Gain on sale of property	1,034	1,679	2,005
Net income attributable to noncontrolling interests	(5,781)	(1,118)	(5,032)
Dividends on preferred shares	(34,930)	(35,476)	(35,476)
Redemption costs of preferred shares	(2,500)	—	—
Income (loss) from continuing operations attributable to common shareholders – basic and diluted	$30,010	$(41,446)	$(17,568)
Discontinued Operations:
Income from discontinued operations attributable to common shareholders – basic and diluted	$79,200	$21,591	$28,298
Denominator:
Weighted average shares outstanding - basic	120,696	120,331	119,935
Effect of dilutive securities:
Share options and awards	1,009	—	845
Weighted average shares outstanding - diluted	121,705	120,331	120,780
Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Share options (1)	2,354	3,158	3,537
Operating partnership units	1,578	1,617	1,662
Share options and awards	—	894	—
Total anti-dilutive securities	3,932	5,669	5,199

(1)	Exclusion results as exercise prices were greater than the average market price for each respective period.

Note 18.      Share Options and Awards
In April 2011, our Long-Term Incentive Plan for the issuance of options and share awards expired, and issued options of 3.4 million remain outstanding as of December 31, 2012.
In May 2010, our shareholders approved the adoption of the Amended and Restated 2010 Long-Term Incentive Plan, under which 3.0 million of our common shares were reserved for issuance, and options and share awards of 1.9 million are available for future grant at December 31, 2012. This plan expires in May 2020.

Compensation expense, net of forfeitures, associated with share options and restricted shares totaled $9.7 million in 2012, $6.4 million in 2011 and $4.9 million in 2010, of which $2.0 million in 2012, $1.5 million in 2011 and $1.2 million in 2010 was capitalized. The significant year over year change in expense is primarily due to an increased number of employees who became retirement eligible, requiring the related expense to be recognized immediately.
Options
The fair value of share options issued prior to 2012 was estimated on the date of grant using the Black-Scholes option pricing method based on the expected weighted average assumptions in the following table. The fair value and weighted average assumptions were as follows:

	Year Ended December 31,
	2011	2010
Fair value per share option	$5.68	$5.42
Dividend yield	5.3%	5.3%
Expected volatility	39.6%	38.8%
Expected life (in years)	6.2	6.2
Risk-free interest rate	2.4%	2.9%
Following is a summary of the option activity for the three years ended December 31, 2012:

	Shares Under Option	Weighted Average Exercise Price
Outstanding, January 1, 2010	4,436,143	$27.44
Granted	504,781	22.68
Forfeited or expired	(22,973)	21.29
Exercised	(303,679)	17.32
Outstanding, December 31, 2010	4,614,272	27.62
Granted	483,459	24.87
Forfeited or expired	(230,232)	22.81
Exercised	(259,796)	18.34
Outstanding, December 31, 2011	4,607,703	28.09
Forfeited or expired	(40,390)	27.12
Exercised	(481,611)	20.70
Outstanding, December 31, 2012	4,085,702	$28.98
The total intrinsic value of options exercised was $3.0 million in 2012, $1.9 million in 2011 and $1.8 million in 2010. As of December 31, 2012 and 2011, there was approximately $2.2 million and $3.8 million, respectively, of total unrecognized compensation cost related to unvested share options, which is expected to be amortized over a weighted average of 1.6 years and 2.4 years, respectively.

The following table summarizes information about share options outstanding and exercisable at December 31, 2012:

Range of Exercise Prices	Outstanding				Exercisable
	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
$11.85 - $17.78	809,936	6.2 years	$11.85		528,039	$11.85	6.2 years
$17.79 - $26.69	921,177	7.8 years	$23.76		307,792	$23.40	7.7 years
$26.70 - $40.05	1,883,893	3.2 years	$34.27		1,755,080	$34.42	3.1 years
$40.06 - $49.62	470,696	3.9 years	$47.46		470,696	$47.46	3.9 years
Total	4,085,702	4.9 years	$28.98	$—	3,061,607	$31.42	4.2 years	$—
Restricted Shares
The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Year Ended December 31, 2012
	Minimum	Maximum
Dividend yield	0.0%	4.4%
Expected volatility	27.7%	51.6%
Expected life (in years)	NA	3
Risk-free interest rate	0.1%	0.4%
A summary of the status of unvested restricted shares for the year ended December 31, 2012 is as follows:

	Unvested Restricted Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2012	407,328	$20.43
Granted:
Service-based awards	132,923	24.95
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	57,650	26.45
Market-based awards relative to three-year absolute TSR	57,650	27.65
Trust manager awards	28,263	27.19
Vested	(173,237)	21.62
Forfeited	(14,006)	22.22
Outstanding, December 31, 2012	496,571	$23.10
As of December 31, 2012 and 2011, there was approximately $4.7 million and $5.0 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 1.9 years and 2.3 years, respectively.

Note 19.      Employee Benefit Plans
Defined Benefit Plans:
Effective April 1, 2002, we converted a noncontributory pension plan to a noncontributory cash balance retirement plan under which each participant received an actuarially determined opening balance. Certain participants were grandfathered under the prior pension plan formula. In addition to this plan, effective September 1, 2002, we established two separate and independent nonqualified SRP for certain employees. Effective January 1, 2012, the SRP were amended and designated as defined contribution plans.
The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $1.5 million.
The following tables summarize changes in the benefit obligation, the plan assets and the funded status of our pension plans as well as the components of net periodic benefit costs, including key assumptions (in thousands). The measurement dates for plan assets and obligations were December 31, 2012 and 2011.

	December 31,
	2012	2011
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$68,390	$57,875
Service cost	1,314	3,335
Interest cost	1,578	3,454
Actuarial loss	2,005	5,576
Plan amendment (see Note 1)	(29,494)	—
Benefit payments	(1,263)	(1,850)
Benefit obligation at end of year	$42,530	$68,390
Change in Plan Assets:
Fair value of plan assets at beginning of year	$27,649	$27,026
Actual return on plan assets	3,275	(429)
Employer contributions	2,500	2,902
Benefit payments	(1,263)	(1,850)
Fair value of plan assets at end of year	$32,161	$27,649
Unfunded Status at End of Year:
Retirement Plan (included in accounts payable and accrued expenses)	$10,369	$11,247
SRP (included in other net liabilities and see Note 1)	—	29,494
Total unfunded	$10,369	$40,741
Accumulated benefit obligation	$42,178	$68,075
Amounts recognized in accumulated other comprehensive loss consist of:
Net loss	$17,254	$17,844
Prior service credit	—	(117)
Total amount recognized	$17,254	$17,727

The following is the required information for other changes in plan assets and benefit obligations recognized in other comprehensive income (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net loss	$979	$8,234	$1,132
Amortization of net loss	(1,569)	(685)	(744)
Amortization of prior service cost	117	117	117
Total recognized in other comprehensive income	$(473)	$7,666	$505
Total recognized in net periodic benefit costs and other comprehensive income	$1,622	$12,794	$5,704
The following is the required information for plans with an accumulated benefit obligation in excess of plan assets (in thousands):

	December 31,
	2012	2011
Projected benefit obligation	$42,530	$68,390
Accumulated benefit obligation	42,178	68,075
Fair value of plan assets	32,161	27,649
The components of net periodic benefit cost for the plans are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Service cost	$1,314	$3,335	$3,325
Interest cost	1,578	3,454	3,212
Expected return on plan assets	(2,249)	(2,229)	(1,965)
Prior service cost	(117)	(117)	(117)
Recognized loss	1,569	685	744
Total	$2,095	$5,128	$5,199
The assumptions used to develop periodic expense for the plans are shown below:

	Year Ended December 31,
	2012	2011	2010
Discount rate – Retirement Plan	4.19%	5.30%	5.82%
Salary scale increases – Retirement Plan	3.50%	4.00%	4.00%
Salary scale increases – SRP (see Note 1)	—%	5.00%	5.00%
Long-term rate of return on assets – Retirement Plan	8.00%	8.00%	8.00%
The selection of the discount rate is made annually after comparison to yields based on high quality fixed-income investments. The salary scale is the composite rate which reflects anticipated inflation, merit increases, and promotions for the group of covered participants. The long-term rate of return is a composite rate for the trust. It is derived as the sum of the percentages invested in each principal asset class included in the portfolio multiplied by their respective expected rates of return. We considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This analysis resulted in the selection of 8.0% as the long-term rate of return assumption for 2012.

The assumptions used to develop the actuarial present value of the benefit obligations for the plans are shown below:

	Year Ended December 31,
	2012	2011	2010
Discount rate – Retirement Plan	3.87%	4.19%	5.30%
Salary scale increases – Retirement Plan	3.50%	3.50%	4.00%
Salary scale increases – SRP (see Note 1)	—%	5.00%	5.00%
The expected contribution to be paid for the Retirement Plan by us during 2013 is approximately $2.0 million. The expected benefit payments for the next 10 years for the Retirement Plan is as follows (in thousands):

2013	$1,631
2014	2,452
2015	2,431
2016	1,814
2017	1,954
2018-2022	10,691
The participant data used in determining the liabilities and costs for the Retirement Plan was collected as of January 1, 2012, and no significant changes have occurred through December 31, 2012.
At December 31, 2012, our investment asset allocation compared to our benchmarking allocation model for our plan assets was as follows:

	Portfolio	Benchmark
Cash and Short-Term Investments	8%	6%
U.S. Stocks	44%	52%
Non - U.S. Stocks	16%	10%
Bonds	31%	32%
Other	1%	—
Total	100%	100%
The fair value of plan assets was determined based on publicly quoted market prices for identical assets, which are classified as Level 1 observable inputs. The allocation of the fair value of plan assets was as follows:

	December 31,
	2012	2011
Cash and short-term investments	3%	3%
Large company funds	20%	21%
Mid company funds	8%	7%
Small company funds	6%	4%
International funds	14%	15%
Fixed income funds	35%	36%
Growth funds	14%	14%
Total	100%	100%
Concentrations of risk within our equity portfolio are investments classified within the following sectors: technology, industrial, financial services, consumer cyclical goods and healthcare, which represents approximately 19%, 12%, 14%, 13% and 13% of total equity investments, respectively.

Defined Contribution Plans:
Compensation expense related to our defined contribution plans was $3.3 million in 2012 and $.9 million in both 2011 and 2010.

Note 20.      Related Parties
Through our management activities and transactions with our real estate joint ventures and partnerships, we had net accounts receivable of $1.8 million and $2.2 million outstanding as of December 31, 2012 and 2011, respectively. We also had accounts payable and accrued expenses of $6.3 million and $8.2 million outstanding as of December 31, 2012 and 2011, respectively. For the year ended December 31, 2012, 2011 and 2010, we recorded joint venture fee income of $6.1 million, $6.0 million and $5.8 million, respectively.
In February 2012, we sold our 47.8% unconsolidated joint venture interest in a Colorado development project to our partner with gross sales proceeds totaling $29.1 million, which includes the assumption of our share of debt, generating a gain of $3.5 million.
In November 2012, we sold three unconsolidated joint venture interests, ranging from 20% to 50%, in nine industrial properties to our partner with gross sales proceeds totaling $20.9 million, which includes the assumption of our share of debt, generating a gain of $8.6 million.

Note 21.      Commitments and Contingencies
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
Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which we are the lessee, principally for shopping center ground leases, for the subsequent five years and thereafter ending December 31, are as follows (in thousands):

2013	$3,652
2014	3,403
2015	3,187
2016	3,068
2017	2,890
Thereafter	132,052
Total	$148,252
Rental expense for operating leases was, in millions: $5.7 in 2012; $5.4 in 2011 and $5.3 in 2010.
The scheduled future minimum revenues under subleases, applicable to the ground lease rentals above, under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for the subsequent five years and thereafter ending December 31, are as follows (in thousands):

2013	$41,562
2014	35,831
2015	29,230
2016	25,165
2017	20,090
Thereafter	81,261
Total	$233,139

Property under capital leases that is included in buildings and improvements consisted of two shopping centers totaling $16.8 million at December 31, 2012 and 2011. Amortization of property under capital leases is included in depreciation and amortization expense, and the balance of accumulated depreciation associated with these capital leases at December 31, 2012 and 2011 was $11.4 million and $10.6 million, respectively. Future minimum lease payments under these capital leases total $32.0 million of which $11.0 million represents interest. Accordingly, the present value of the net minimum lease payments was $21.0 million at December 31, 2012.
The annual future minimum lease payments under capital leases as of December 31, 2012 are as follows (in thousands):

2013	$1,816
2014	1,825
2015	1,834
2016	1,843
2017	1,852
Thereafter	22,862
Total	$32,032
As of December 31, 2012, we participate in four real estate ventures structured as DownREIT partnerships that have properties in Arkansas, California, North Carolina, Texas and Utah. As a general partner, we have operating and financial control over these ventures and consolidate them in our consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us in exchange for our common shares or an equivalent amount in cash. We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. No common shares were issued in exchange for any of these interests in 2012 and 2011. The aggregate redemption value of these interests was approximately $42 million and $35 million as of December 31, 2012 and 2011, respectively.
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
During 2011, we filed a lawsuit against our joint venture partner in connection with a development project in Sheridan, Colorado for failure to perform on the joint venture’s past due intercompany note payable to us, which has been eliminated within our consolidated financial statements. We are also involved in one consolidated and two unconsolidated joint ventures with this partner. We are unable to determine the outcome of the lawsuit or its potential effects on our other joint ventures with this partner.
We have entered into commitments aggregating $58.3 million comprised principally of construction contracts which are generally due in 12 to 36 months.
We are also involved in various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, any additional liability, if any, will not have a material effect on our consolidated financial statements.

Note 22.      Variable Interest Entities
Consolidated VIEs:
Two of our real estate joint ventures whose activities principally consist of owning and operating 30 neighborhood/community shopping centers, located in Florida,Georgia, North Carolina,Tennessee and Texas, were determined to be VIEs. Based on a financing agreement that is guaranteed solely by us for tax planning purposes at one entity and an agreement providing for guaranteed distributions until certain transactions have settled at the other entity, we have determined that we are the primary beneficiary in both instances and have consolidated these joint ventures.
A summary of our consolidated VIEs is as follows (in thousands):

	December 31,
	2012	2011
Maximum Risk of Loss (1)	$111,305	$138,176
Assets held by VIEs	257,374	309,387
Assets held as collateral for debt	246,486	250,105

(1)	The maximum risk of loss has been determined to be limited to our debt exposure for each real estate joint venture.
Restrictions on the use of these assets are significant because they serve as collateral for the VIEs’ debt, and we would generally be required to obtain our partners’ approval in accordance with the joint venture agreements for any major transactions. Transactions with these joint ventures on our consolidated financial statements have been limited to changes in noncontrolling interests and reductions in debt from our partners’ contributions. We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required including operating cash shortfalls and unplanned capital expenditures. We have not provided any additional support to the VIEs as of December 31, 2012.
Unconsolidated VIEs:
At December 31, 2012 and 2011, two unconsolidated real estate joint ventures were determined to be VIEs, through the issuance of secured loans, of which $20.9 million of debt associated with a tenancy-in-common arrangement is recorded in our Consolidated Balance Sheet, since the lenders have the ability to make decisions that could have a significant impact on the success of the entities. At December 31, 2011, we had one unconsolidated real estate joint venture with an interest in an entity, which was deemed to be a VIE since the unconsolidated joint venture provided a guaranty for the entity’s debt; however, in February 2012, our unconsolidated joint venture interest associated with these entities was sold. A summary of our unconsolidated VIEs is as follows (in thousands):

	December 31,
	2012	2011
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$29,628	$30,377
Maximum Risk of Loss (2)	32,990	75,274

(1)	The carrying amount of the investments represents our contributions to the real estate joint ventures net of any distributions made and our portion of the equity in earnings of the joint ventures.

(2)	The maximum risk of loss has been determined to be limited to our debt exposure for each real estate joint venture.
We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls and unplanned capital expenditures, under which additional contributions may be required.

Note 23.      Business Combinations
Effective April 13, 2011, we acquired a partner’s 50% interest in an unconsolidated joint venture related to a development property in Florida, which resulted in the consolidation of this property. Management has determined that this transaction qualified as a business combination to be accounted for under the acquisition method. Accordingly, the assets and liabilities of this transaction were recorded in our Consolidated Balance Sheet at its estimated fair value as of the effective date. Fair value of assets acquired, liabilities assumed and equity interests was estimated using market-based measurements, including cash flow and other valuation techniques. The fair value measurement is based on both significant inputs for similar assets and liabilities in comparable markets and significant inputs that are not observable in the markets in accordance with our fair value measurements accounting policy. Key assumptions include third-party broker valuation estimates; a discount rate of 8%; a terminal capitalization rate for similar properties; and factors that we believe market participants would consider in estimating fair value. The result of this transaction is included in our Consolidated Statements of Operations and Comprehensive Income beginning April 13, 2011.
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
As a result of this business combination, we recognized a gain of $4.6 million which was attributable to the realization upon consolidation of our preferred return on equity. For the year ended December 31, 2011, the gain on this business combination is included in discontinued operations in the Consolidated Statements of Operations and Comprehensive Income as the property was sold during December 2011.

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

	December 31, 2012
Fair value of our equity interest before acquisition	$3,825
Fair value of consideration transferred	$218,481	(1)
Amounts recognized for assets and liabilities assumed:
Assets:
Property	$195,377
Unamortized debt and lease costs	36,787
Restricted deposits and mortgage escrows	395
Other, net	3,742
Liabilities:
Debt, net	(46,923)	(2)
Accounts payable and accrued expenses	(2,250)
Other, net	(5,899)
Total net assets	$181,229

Acquisition costs (included in operating expenses)	$1,391
Gain on acquisition	$1,869
_______________

(1)	Includes assumption of debt totaling $37.8 million.

(2)	Represents the fair value of debt, which includes $6.3 million that was previously recorded.
The following table summarizes the impact to revenues and net income attributable to common shareholders from our business combination and acquisitions as follows (in thousands):

	Year Ended December 31,
	2012	2011
Increase in revenues	$9,370	$2,164
Increase (decrease) in net income attributable to common shareholders	442	(510)
The following table summarizes the pro forma impact of these transactions as if they had been consolidated or acquired on January 1, 2010, the earliest year presented, as follows (in thousands, except per share amounts):

	Pro Forma 2012(1)	Pro Forma 2011(1)	Pro Forma 2010(1)
Revenues	$513,186	$498,059	$492,594
Net income	152,020	17,434	50,680
Net income (loss) attributable to common shareholders	108,809	(19,160)	10,172
Earnings per share – basic	0.90	(0.16)	0.08
Earnings per share – diluted	0.89	(0.16)	0.08

(1)	There are no non-recurring pro forma adjustments included within or excluded from the amounts in the preceding table.

Note 24.      Fair Value Measurements
Recurring Fair Value Measurements:
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2012

Assets:
Investments in grantor trusts	$16,030			$16,030
Derivative instruments:
Interest rate contracts		$9,926		9,926
Total	$16,030	$9,926	$—	$25,956
Liabilities:
Derivative instruments:
Interest rate contracts		$768		$768
Deferred compensation plan obligations	$16,030			16,030
Total	$16,030	$768	$—	$16,798

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2011

Assets:
Investments in grantor trusts	$14,693			$14,693
Derivative instruments:
Interest rate contracts		10,816		10,816
Total	$14,693	$10,816	$—	$25,509
Liabilities:
Derivative instruments:
Interest rate contracts		$674		$674
Deferred compensation plan obligations	$14,693			14,693
Total	$14,693	$674	$—	$15,367
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
Subordinate Tax Increment Revenue Bonds Impairment
Investments in tax increment revenue bonds are reviewed for impairment if changes in circumstances or forecasts indicate that the carrying amount may not be recoverable and if it is uncertain if the investment will be held to maturity. In such an event, a comparison is made of the projected recoverability of cash flows from the tax increment revenue bonds to the carrying amount of each investment. If we conclude that an impairment may have occurred, fair values are determined by management utilizing third-party sales revenue projections until the maturity of the bonds and discounted cash flow models.
Assets measured at fair value on a nonrecurring basis at December 31, 2012 aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Gains (Losses) (1)
Property (2)		$5,773	$13,906	$19,679	$(2,971)
Investment in real estate joint ventures and partnerships (3)		24,231		24,231	(6,608)
Total	$—	$30,004	$13,906	$43,910	$(9,579)

(1)	Total gains (losses) exclude impairments on disposed assets because they are no longer held by us.

(2)
In accordance with our policy of evaluating and recording impairments on the disposal of long-lived assets, property with a carrying amount of $22.4 million was written down to a fair value of $19.7 million less costs to sell of $.3 million, resulting in a loss of $3.0 million, which was included in earnings for the period. Management’s estimate of the fair value of these properties was determined using bona fide purchase offer for the Level 2 inputs. See the quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements table below.

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

Fair Value Disclosures:
Unless otherwise listed below, short-term financial instruments and receivables are carried at amounts which approximate their fair values based on their highly-liquid nature, short-term maturities and/or expected interest rates for similar instruments.
Schedule of our fair value disclosures is as follows (in thousands):

	December 31,
	2012		2011
	Carrying Value	Fair Value Using Significant Unobservable Inputs (Level 3)	Carrying Value	Fair Value Using Significant Unobservable Inputs (Level 3)
Notes receivable from real estate joint ventures and partnerships	$89,776	$93,572	$149,204	$153,532
Tax increment revenue bonds	26,505	26,505	26,505	26,505
Debt:
Fixed-rate debt	1,992,599	2,094,122	2,014,834	2,054,670
Variable-rate debt	211,431	223,759	517,003	531,353

A reconciliation of the credit loss recognized on our subordinated tax increment revenue bonds at December 31, 2012 is as follows (in thousands):

Credit Loss Recognized
Beginning balance, January 1, 2011	$11,717
Additions	19,305
Ending balance, December 31, 2011	$31,022
Additions	—
Ending balance, December 31, 2012	$31,022
The quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements as of December 31, 2012 reported in the above tables, is as follows:

Description	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range
				Minimum	Maximum
Property	$13,906	Broker valuation estimate	Indicative bid (1)
		Bona fide purchase offers	Contract price (1)
		Discounted cash flows	Discount rate		10.0%
			Capitalization rate	9.3%	9.5%
			Holding period (years)		1
			Expected future inflation rate (2)		3.0%
			Market rent growth rate (2)		3.0%
			Expense growth rate (2)		3.0%
			Vacancy rate (2)		5.0%
			Renewal rate (2)		75.0%
			Average market rent rate (2)		$10.52
			Average leasing cost per square foot (2)		$16.50
Notes receivable from real estate joint ventures and partnerships	93,572	Discounted cash flows	Discount rate		3.0%
Tax increment revenue bonds	26,505	Discounted cash flows	Discount rate		7.5%
			Expected future growth rate	1.0%	4.0%
			Expected future inflation rate	1.0%	2.0%
Fixed-rate debt	2,094,122	Discounted cash flows	Discount rate	1.1%	6.5%
Variable-rate debt	223,759	Discounted cash flows	Discount rate	1.4%	5.0%
_______________

(1)	These fair values were developed by third parties, subject to our corroboration for reasonableness.

(2)	Only applies to one property valuation.

Note 25.      Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows (in thousands):

	First		Second		Third		Fourth
2012
Revenues (1)	$119,023		$123,163		$129,434		$131,918
Net income	22,638	(2)	32,761	(2)(3)(4)	42,047	(3)(4)	54,975	(3)(4)
Net income attributable to common shareholders	12,328	(2)	22,550	(2)(3)(4)	31,404	(3)(4)	42,928	(3)(4)
Earnings per common share – basic	0.10	(2)	0.19	(2)(3)(4)	0.26	(3)(4)	0.36	(3)(4)
Earnings per common share – diluted	0.10	(2)	0.19	(2)(3)(4)	0.26	(3)(4)	0.35	(3)(4)
2011
Revenues (1)	$114,813		$120,964		$122,851		$119,729
Net income (loss)	17,188		2,939	(2)	(35,958)	(2)	32,570
Net income (loss) attributable to common shareholders	7,227		(7,166)	(2)	(42,089)	(2)	22,173
Earnings per common share – basic	0.06		(0.06)	(2)	(0.35)	(2)	0.18
Earnings per common share – diluted	0.06		(0.06)	(2)	(0.35)	(2)	0.18

(1)	Revenues from the sale of operating properties have been reclassified and reported in discontinued operations for all periods presented.

(2)
The quarter results include significant impairment charges. Impairment amounts are: $10.0 million and $24.9 million for the three months ended March 31, 2012 and June 30, 2012, respectively, and $21.3 million and $52.6 million for the three months ended June 30, 2011 and September 30, 2011, respectively.

(3)
The quarter results include significant gains on the sale of properties and real estate joint venture and partnership interests and on acquisitions. Gain amounts are: $31.3 million, $17.0 million and $27.7 million for the three months ended June 30, 2012, September 30, 2012 and December 31, 2012, respectively.

(4)	During the second quarter of 2012, we disposed of our wholly-owned Industrial portfolio.
* * * * *

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

ITEM 9A. Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2012. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012.
There has been no change to our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
WRI’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of WRI’s assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of WRI are being made only in accordance with authorizations of management and trust managers of WRI; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of WRI’s assets that could have a material effect on the financial statements.
WRI’s management has responsibility for establishing and maintaining adequate internal control over financial reporting for WRI. Management, with the participation of WRI’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WRI’s internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on their evaluation of WRI’s internal control over financial reporting, WRI’s management along with the Chief Executive Officer and Chief Financial Officer believe that WRI’s internal control over financial reporting is effective as of December 31, 2012.
Deloitte & Touche LLP, WRI’s independent registered public accounting firm that audited the consolidated financial statements and financial statement schedules included in this Form 10-K, has issued an attestation report on the effectiveness of WRI’s internal control over financial reporting.
February 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Weingarten Realty Investors
Houston, Texas
We have audited the internal control over financial reporting of Weingarten Realty Investors and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2012, of the Company and our report dated February 25, 2013, expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/ Deloitte & Touche LLP
Houston, Texas
February 25, 2013

ITEM 9B. Other Information
Not applicable.
PART III

ITEM 10. Trust Managers, Executive Officers and Corporate Governance
Information with respect to our trust managers and executive officers is incorporated herein by reference to the “Proposal One - Election of Trust Managers - Nominees,” “Executive Officers” and “Share Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2013.
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
ITEM 11. Executive Compensation
Information with respect to executive compensation is incorporated herein by reference to the “Executive Compensation,” “Proposal One - Election of Trust Managers,” “Compensation Committee Report,” “Summary Compensation Table” and “Trust Manager Compensation Table” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2013.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The “Share Ownership of Certain Beneficial Owners and Management” section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2013 is incorporated herein by reference.
The following table summarizes the equity compensation plans under which our common shares of beneficial interest may be issued as of December 31, 2012:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance
Equity compensation plans approved by shareholders	4,085,702	$28.98	1,885,315
Equity compensation plans not approved by shareholders	—	—	—
Total	4,085,702	$28.98	1,885,315

ITEM 13. Certain Relationships and Related Transactions, and Trust Manager Independence
The “Governance of Our Company,” “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2013 are incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
The “Independent Registered Public Accounting Firm Fees” section within “Proposal Two – Ratification of Independent Registered Public Accounting Firm” of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 30, 2013 is incorporated herein by reference.

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

4.16	—	Form of 7% Notes due 2011 (filed as Exhibit 4.17 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
4.17	—	Form of 3.95% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 to WRI’s Form 8-K on August 2, 2006 and incorporated herein by reference).
4.18	—	Form of 8.10% Note due 2019 (filed as Exhibit 4.1 to WRI’s Current Report on Form 8-K dated August 14, 2009 and incorporated herein by reference).
4.19	—
Second Supplemental Indenture, dated October 9, 2012, between Weingarten Realty Investors and The Bank of New York Trust Company, National Association (successor to J.P. Morgan Chase Company, National Association) (filed as Exhibit 4.1 to WRI's Form 8-K on October 9, 2012 and incorporated herein by reference).

4.20	—	Form of 3.375% Senior Note due 2022 (filed as Exhibit 4.2 to WRI's Form 8-K on October 9, 2012 and incorporated herein by reference).
10.1†	—	2001 Long Term Incentive Plan (filed as Exhibit 10.7 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.2†	—
Restatement of the Weingarten Realty Investors Supplemental Executive Retirement Plan dated August 4, 2006 (filed as Exhibit 10.35 to WRI’s Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.3†	—
Restatement of the Weingarten Realty Investors Deferred Compensation Plan dated August 4, 2006 (filed as Exhibit 10.36 to WRI’s Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.4†	—
Restatement of the Weingarten Realty Investors Retirement Benefit Restoration Plan dated August 4, 2006 (filed as Exhibit 10.37 to WRI’s Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).

10.5†	—
Amendment No. 1 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated December 15, 2006 (filed as Exhibit 10.38 on WRI’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.6†	—
Amendment No. 1 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated December 15, 2006 (filed as Exhibit 10.39 on WRI’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.7†	—
Amendment No. 1 to the Weingarten Realty Investors Deferred Compensation Plan dated December 15, 2006 (filed as Exhibit 10.40 on WRI’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.8†	—
Amendment No. 2 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated November 9, 2007 (filed as Exhibit 10.43 on WRI’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.9†	—
Amendment No. 2 to the Weingarten Realty Investors Deferred Compensation Plan dated November 9, 2007 (filed as Exhibit 10.44 on WRI’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.10†	—
Amendment No. 2 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated November 9, 2007 (filed as Exhibit 10.45 on WRI’s Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.11†	—
Amendment No. 3 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated November 17, 2008 (filed as Exhibit 10.1 on WRI’s Form 8-K on December 4, 2008 and incorporated herein by reference).

10.12†	—
Amendment No. 3 to the Weingarten Realty Investors Deferred Compensation Plan dated November 17, 2008 (filed as Exhibit 10.2 on WRI’s Form 8-K on December 4, 2008 and incorporated herein by reference).

10.13†	—
Amendment No. 3 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated November 17, 2008 (filed as Exhibit 10.3 on WRI’s Form 8-K on December 4, 2008 and incorporated herein by reference).

10.14†	—
Amendment No. 1 to the Weingarten Realty Investors 2001 Long Term Incentive Plan dated November 17, 2008 (filed as Exhibit 10.4 on WRI’s Form 8-K on December 4, 2008 and incorporated herein by reference).

10.15†	—
Severance and Change to Control Agreement for Johnny Hendrix dated November 11, 1998 (filed as Exhibit 10.54 on WRI’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.16†	—
Severance and Change to Control Agreement for Stephen C. Richter dated November 11, 1998 (filed as Exhibit 10.55 on WRI’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.17†	—
Amendment No. 1 to Severance and Change to Control Agreement for Johnny Hendrix dated December 20, 2008 (filed as Exhibit 10.56 on WRI’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.18†	—
Amendment No. 1 to Severance and Change to Control Agreement for Stephen Richter dated December 31, 2008 (filed as Exhibit 10.57 on WRI’s Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.19	—
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

10.21†	—
First Amendment to the Master Nonqualified Plan Trust Agreement dated March 12, 2009 (filed as Exhibit 10.53 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.22†	—
Second Amendment to the Master Nonqualified Plan Trust Agreement dated August 4, 2009 (filed as Exhibit 10.54 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.23†	—
Non-Qualified Plan Trust Agreement for Recordkept Plans dated September 1, 2009 (filed as Exhibit 10.55 on WRI’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.24†	—	Amended and Restated 2010 Long-Term Incentive Plan (filed as Exhibit 99.1 to WRI’s Form 8-K dated April 26, 2010 and incorporated herein by reference).

10.25†	—
Amendment No. 4 to the Weingarten Realty Investors Deferred Compensation Plan dated February 26, 2010 (filed as Exhibit 10.57 on WRI’s Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.26†	—
Amendment No. 4 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated May 6, 2010 (filed as Exhibit 10.58 on WRI’s Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.27	—
First Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2010 (filed as Exhibit 10.59 on WRI’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).

10.28†	—	2002 WRI Employee Share Purchase Plan dated May 6, 2003 (filed as Exhibit 10.60 on WRI’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).
10.29†	—	Amended and Restated 2002 WRI Employee Share Purchase Plan dated May 10, 2010 (filed as Exhibit 10.61 on WRI’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).
10.30	—
Fixed Rate Promissory Note with JPMorgan Chase Bank, National Association dated May 11, 2010 (filed as Exhibit 10.62 on WRI’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).

10.31†	—	Weingarten Realty Investors Executive Medical Reimbursement Plan and Summary Plan Description (filed as Exhibit 10.59 on WRI’s Form 10-K dated December 31, 2010 and incorporated herein by reference).
10.32	—
Second Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2011 (filed as Exhibit 10.58 on WRI’s Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.33†	—	Second Amendment to the Weingarten Realty Retirement Plan dated March 14, 2011 (filed as Exhibit 10.59 on WRI’s Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).
10.34†	—	Third Amendment to the Weingarten Realty Retirement Plan dated May 4, 2011 (filed as Exhibit 10.60 on WRI’s Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).
10.35†	—
Third Amendment to the Master Nonqualified Plan Trust Agreement dated April 26, 2011 (filed as Exhibit 10.1 on WRI’s Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference).

10.36	—	Amended and Restated Credit Agreement dated September 30, 2011 (filed as Exhibit 10.1 on WRI’s Form 8-K on October 4, 2011 and incorporated herein by reference).
10.37	—
Credit Agreement dated August 29, 2011 among Weingarten Realty Investors, the Lenders Party Hereto and The Bank of Nova Scotia, as Administrative Agent (filed as Exhibit 10.1 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).

10.38	—	Credit Agreement Note dated August 29, 2011 with The Bank of Nova Scotia (filed as Exhibit 10.2 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).
10.39	—	Credit Agreement Note dated August 29, 2011 with Compass Bank (filed as Exhibit 10.3 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).
10.40	—	Credit Agreement Note dated August 29, 2011 with PNC Bank, National Association (filed as Exhibit 10.4 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).
10.41	—	Credit Agreement Note dated August 29, 2011 with Sumitomo Mitsui Banking Corporation (filed as Exhibit 10.5 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).
10.42	—	Credit Agreement Note dated August 29, 2011 U.S. Bank National Association (filed as Exhibit 10.6 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).
10.43	—
Guaranty associated with Credit Agreement among Weingarten Realty Investors, the Lenders Party Hereto and The Bank of Nova Scotia, as Administrative Agent, dated August 29, 2011 (filed as Exhibit 10.7 on WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).

10.44	—
Amendment Agreement dated September 30, 2011 to Amended and Restated Credit Agreement dated September 30, 2011 (filed as Exhibit 10.70 on WRI’s Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.45	—
Amendment Agreement dated November 14, 2011 to the Credit Agreement dated August 29, 2011 among Weingarten Realty Investors, the Lenders Party Hereto and The Bank of Nova Scotia, as Administrative Agent (filed as Exhibit 10.71 on WRI’s Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.46	—
Guaranty dated November 14, 2011 associated with Credit Agreement among Weingarten Realty Investors, the Lenders Party Hereto and The Bank of Nova Scotia, as Administrative Agent, dated August 29, 2011 (filed as Exhibit 10.72 on WRI’s Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.47	—
Third Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated February 15, 2012 (filed as Exhibit 10.1 on WRI's Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).

10.48†	—	Fourth Amendment to the Weingarten Realty Retirement Plan dated March 2, 2012 (filed as Exhibit 10.2 on WRI's Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).
10.49	—	Purchase and Sale Agreement dated April 10, 2012 (filed as Exhibit 10.1 on WRI's Form 8-K on April 12, 2012 and incorporated herein by reference).
10.50†	—
Amendment No. 4 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated August 10, 2012 (filed as Exhibit 10.1 on WRI's Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).

10.51†	—
Amendment No. 5 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated August 10, 2012 (filed as Exhibit 10.2 on WRI's Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).

10.52	—
Assignment and Assumption dated September 6, 2012 of the Amended and Restated Credit Agreement dated September 30, 2011 (filed as Exhibit 10.3 on WRI's Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).

10.53†*	—	Master Nonqualified Plan Trust Agreement dated August 23, 2006.
10.54†*	—	Restatement of the Weingarten Realty Retirement Plan dated November 17, 2008.
12.1*	—	Computation of Ratios.
21.1*	—	Listing of Subsidiaries of the Registrant.
23.1*	—	Consent of Deloitte & Touche LLP.
31.1*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report.
**	Furnished with this report.
†	Management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEINGARTEN REALTY INVESTORS

By:	/s/ Andrew M. Alexander
Andrew M. Alexander
Chief Executive Officer
Date: February 25, 2013
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

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Stanford Alexander	Chairman and Trust Manager	February 25, 2013
Stanford Alexander

By:	/s/ Andrew M. Alexander	Chief Executive Officer, President and Trust Manager	February 25, 2013
Andrew M. Alexander

By:	/s/ Shelaghmichael Brown	Trust Manager	February 25, 2013
Shelaghmichael Brown

By:	/s/ James W. Crownover	Trust Manager	February 25, 2013
James W. Crownover

By:	/s/ Robert J. Cruikshank	Trust Manager	February 25, 2013
Robert J. Cruikshank

By:	/s/ Melvin Dow	Trust Manager	February 25, 2013
Melvin Dow

By:	/s/ Stephen A. Lasher	Trust Manager	February 25, 2013
Stephen A. Lasher

By:	/s/ Stephen C. Richter	Executive Vice President and Chief Financial Officer	February 25, 2013
Stephen C. Richter

By:	/s/ Thomas L. Ryan	Trust Manager	February 25, 2013
Thomas L. Ryan

By:	/s/ Douglas W. Schnitzer	Trust Manager	February 25, 2013
Douglas W. Schnitzer

By:	/s/ Joe D. Shafer	Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)	February 25, 2013
Joe D. Shafer

By:	/s/ C. Park Shaper	Trust Manager	February 25, 2013
C. Park Shaper

By:	/s/ Marc J. Shapiro	Trust Manager	February 25, 2013
Marc J. Shapiro

Schedule II
WEINGARTEN REALTY INVESTORS
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2012, 2011, and 2010
(Amounts in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period
2012
Allowance for Doubtful Accounts	$11,301	$7,157	$6,331	$12,127
Tax Valuation Allowance	24,595	3,781	—	28,376
2011
Allowance for Doubtful Accounts	$10,137	$7,563	$6,399	$11,301
Tax Valuation Allowance	15,818	10,823	2,046	24,595
2010
Allowance for Doubtful Accounts	$10,380	$6,105	$6,348	$10,137
Tax Valuation Allowance	9,605	8,570	2,357	15,818

(1)	Write-offs of amounts previously reserved.

Schedule III

WEINGARTEN REALTY INVESTORS
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2012
(Amounts in thousands)

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Shopping Center:
10-Federal Shopping Center	$1,791	$7,470	$706	$1,791	$8,176	$9,967	$(6,641)	$3,326	$(7,953)	03/20/2008
580 Market Place	3,892	15,570	2,482	3,889	18,055	21,944	(5,234)	16,710	(16,497)	04/02/2001
8000 Sunset Strip Shopping Center	18,320	73,431	283	18,320	73,714	92,034	(1,112)	90,922	—	06/27/2012
Alabama Shepherd Shopping Center	637	2,026	7,738	1,062	9,339	10,401	(3,650)	6,751	—	04/30/2004
Angelina Village	200	1,777	10,163	1,127	11,013	12,140	(6,372)	5,768	—	04/30/1991
Arcade Square	1,497	5,986	1,399	1,495	7,387	8,882	(2,452)	6,430	—	04/02/2001
Argyle Village Shopping Center	4,524	18,103	2,569	4,526	20,670	25,196	(6,338)	18,858	—	11/30/2001
Arrowhead Festival Shopping Center	1,294	154	3,522	2,024	2,946	4,970	(1,207)	3,763	—	12/31/2000
Avent Ferry Shopping Center	1,952	7,814	1,166	1,952	8,980	10,932	(3,049)	7,883	(253)	04/04/2002
Ballwin Plaza	2,988	12,039	446	2,517	12,956	15,473	(5,408)	10,065	—	10/01/1999
Bartlett Towne Center	3,479	14,210	965	3,443	15,211	18,654	(5,187)	13,467	(3,196)	05/15/2001
Bell Plaza	1,322	7,151	513	1,322	7,664	8,986	(3,366)	5,620	(7,319)	03/20/2008
Bellaire Blvd Shopping Center	124	37	—	124	37	161	(37)	124	(1,984)	11/13/2008
Best in the West	13,191	77,159	3,869	13,194	81,025	94,219	(16,671)	77,548	(33,436)	04/28/2005
Boca Lyons Plaza	3,676	14,706	2,088	3,651	16,819	20,470	(4,482)	15,988	—	08/17/2001
Boswell Towne Center	1,488	—	1,768	615	2,641	3,256	(1,406)	1,850	—	12/31/2003
Braeswood Square Shopping Center	—	1,421	1,191	—	2,612	2,612	(2,284)	328	—	05/28/1969
Broadway Marketplace	898	3,637	963	906	4,592	5,498	(2,424)	3,074	—	12/16/1993
Broadway Shopping Center	234	3,166	583	235	3,748	3,983	(2,511)	1,472	(2,870)	03/20/2008
Brookwood Marketplace	7,050	15,134	7,135	7,511	21,808	29,319	(3,461)	25,858	(18,611)	08/22/2006
Brookwood Square Shopping Center	4,008	19,753	1,166	4,008	20,919	24,927	(5,031)	19,896	—	12/16/2003
Brownsville Commons	1,333	5,536	39	1,333	5,575	6,908	(950)	5,958	—	05/22/2006
Buena Vista Marketplace	1,958	7,832	998	1,956	8,832	10,788	(2,762)	8,026	—	04/02/2001
Bull City Market	930	6,651	298	930	6,949	7,879	(1,294)	6,585	(3,672)	06/10/2005
Camelback Village Square	—	8,720	1,008	—	9,728	9,728	(4,424)	5,304	—	09/30/1994
Camp Creek Marketplace II	6,169	32,036	1,276	4,697	34,784	39,481	(5,754)	33,727	(20,964)	08/22/2006
Capital Square	1,852	7,406	1,410	1,852	8,816	10,668	(2,848)	7,820	—	04/04/2002
Centerwood Plaza	915	3,659	2,139	914	5,799	6,713	(1,605)	5,108	—	04/02/2001

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Champions Village	$7,205	$36,579	$2,245	$7,205	$38,824	$46,029	$(15,030)	$30,999	$(33,391)	11/13/2008
Charleston Commons Shopping Center	23,230	36,877	1,497	23,210	38,394	61,604	(6,169)	55,435	(29,033)	12/20/2006
Cherokee Plaza	22,219	9,718	44	22,219	9,762	31,981	(1,704)	30,277	(15,071)	11/13/2008
Cherry Creek Retail Center	5,416	14,624	—	5,416	14,624	20,040	(989)	19,051	—	06/16/2011
Chino Hills Marketplace	7,218	28,872	10,347	7,234	39,203	46,437	(13,271)	33,166	—	08/20/2002
College Park Shopping Center	2,201	8,845	5,854	2,641	14,259	16,900	(8,132)	8,768	(11,004)	11/16/1998
Colonial Landing	—	16,390	13,145	—	29,535	29,535	(8,290)	21,245	(16,210)	09/30/2008
Colonial Plaza	10,806	43,234	11,071	10,813	54,298	65,111	(17,632)	47,479	—	02/21/2001
Commons at Dexter Lake I	2,923	12,007	1,277	2,923	13,284	16,207	(3,715)	12,492	(9,743)	11/13/2008
Commons at Dexter Lake II	2,023	6,940	92	2,023	7,032	9,055	(1,314)	7,741	(3,591)	11/13/2008
Contryside Centre - Pad	1,616	3,432	4,243	1,616	7,675	9,291	(622)	8,669	—	07/06/2007
Countryside Centre	13,908	26,387	4,136	13,943	30,488	44,431	(3,931)	40,500	—	07/06/2007
Creekside Center	1,732	6,929	1,918	1,730	8,849	10,579	(2,822)	7,757	(7,933)	04/02/2001
Crossroads Shopping Center	—	2,083	1,486	—	3,569	3,569	(3,395)	174	—	05/11/1972
Cullen Plaza Shopping Center	106	2,841	588	106	3,429	3,535	(2,652)	883	(6,583)	03/20/2008
Cypress Pointe	3,468	8,700	956	3,468	9,656	13,124	(5,134)	7,990	—	04/04/2002
Cypress Station Square	3,736	8,374	1,153	2,389	10,874	13,263	(8,921)	4,342	—	12/06/1972
Dacula Market	1,353	104	2,299	1,393	2,363	3,756	(56)	3,700	—	05/12/2011
Dallas Commons Shopping Center	1,582	4,969	55	1,582	5,024	6,606	(820)	5,786	—	09/14/2006
Danville Plaza Shopping Center	—	3,360	1,885	—	5,245	5,245	(5,007)	238	—	09/30/1960
Desert Village Shopping Center	3,362	14,969	421	3,362	15,390	18,752	(883)	17,869	—	10/28/2010
Discovery Plaza	2,193	8,772	560	2,191	9,334	11,525	(2,835)	8,690	—	04/02/2001
Eastdale Shopping Center	1,423	5,809	1,894	1,417	7,709	9,126	(3,489)	5,637	—	12/31/1997
Eastern Horizon	10,282	16	(407)	1,569	8,322	9,891	(4,422)	5,469	—	12/31/2002
Edgebrook Shopping Center	183	1,914	432	183	2,346	2,529	(1,761)	768	(6,411)	03/20/2008
Edgewater Marketplace	4,821	11,225	864	4,821	12,089	16,910	(644)	16,266	(17,600)	11/19/2010
El Camino Shopping Center	4,431	20,557	4,085	4,429	24,644	29,073	(5,807)	23,266	—	05/21/2004
Embassy Lakes Shopping Center	2,803	11,268	581	2,803	11,849	14,652	(3,030)	11,622	—	12/18/2002
Entrada de Oro Plaza Shopping Center	6,041	10,511	1,563	6,115	12,000	18,115	(2,166)	15,949	—	01/22/2007
Epic Village St. Augustine	283	1,171	4,065	320	5,199	5,519	(1,331)	4,188	—	09/30/2009
Falls Pointe Shopping Center	3,535	14,289	373	3,542	14,655	18,197	(3,810)	14,387	—	12/17/2002
Festival on Jefferson Court	5,041	13,983	2,674	5,022	16,676	21,698	(3,952)	17,746	—	12/22/2004
Fiesta Center	—	4,730	1,930	—	6,660	6,660	(3,923)	2,737	—	12/31/1990
Fiesta Market Place	137	429	8	137	437	574	(430)	144	(1,676)	03/20/2008
Fiesta Trails	8,825	32,790	2,752	8,825	35,542	44,367	(9,343)	35,024	—	09/30/2003

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Flamingo Pines Plaza	$10,403	$35,014	$(15,521)	$5,335	$24,561	$29,896	$(4,485)	$25,411	$—	01/28/2005
Fountain Plaza	1,319	5,276	1,091	1,095	6,591	7,686	(3,205)	4,481	—	03/10/1994
Francisco Center	1,999	7,997	4,067	2,403	11,660	14,063	(7,039)	7,024	(9,996)	11/16/1998
Freedom Centre	2,929	15,302	4,774	6,944	16,061	23,005	(3,346)	19,659	(1,294)	06/23/2006
Galleria Shopping Center	10,795	10,339	8,487	10,805	18,816	29,621	(2,871)	26,750	(19,053)	12/11/2006
Galveston Place	2,713	5,522	6,018	3,279	10,974	14,253	(7,871)	6,382	(1,246)	11/30/1983
Gateway Plaza	4,812	19,249	2,304	4,808	21,557	26,365	(6,674)	19,691	(22,714)	04/02/2001
Gateway Station	1,622	3	9,209	1,921	8,913	10,834	(1,919)	8,915	—	09/30/2009
Glenbrook Square Shopping Center	632	3,576	597	632	4,173	4,805	(1,931)	2,874	(5,559)	03/20/2008
Grayson Commons	3,180	9,023	153	3,163	9,193	12,356	(1,903)	10,453	(6,098)	11/09/2004
Greenhouse Marketplace	4,607	22,771	3,318	4,750	25,946	30,696	(5,877)	24,819	—	01/28/2004
Griggs Road Shopping Center	257	2,303	140	257	2,443	2,700	(2,223)	477	(4,271)	03/20/2008
Hallmark Town Center	1,368	5,472	1,032	1,367	6,505	7,872	(2,210)	5,662	—	04/02/2001
Harrisburg Plaza	1,278	3,924	774	1,278	4,698	5,976	(3,919)	2,057	(11,454)	03/20/2008
Harrison Pointe Center	8,230	13,493	393	7,193	14,923	22,116	(3,776)	18,340	—	01/30/2004
HEB - Dairy Ashford & Memorial	1,717	4,234	—	1,717	4,234	5,951	(157)	5,794	—	03/06/2012
Heights Plaza Shopping Center	58	699	2,418	928	2,247	3,175	(1,216)	1,959	—	06/30/1995
Heritage Station	6,253	3,989	(914)	5,746	3,582	9,328	(1,015)	8,313	(5,641)	12/15/2006
High House Crossing	2,576	10,305	450	2,576	10,755	13,331	(3,067)	10,264	—	04/04/2002
Highland Square	—	—	1,887	—	1,887	1,887	(380)	1,507	—	10/06/1959
Hope Valley Commons	2,439	8,487	204	2,439	8,691	11,130	(542)	10,588	—	08/31/2010
Horne Street Market	4,239	37	7,350	4,446	7,180	11,626	(1,448)	10,178	—	06/30/2009
Humblewood Shopping Center	2,215	4,724	3,117	1,166	8,890	10,056	(8,082)	1,974	(13,042)	03/09/1977
I45/Telephone Rd.	678	11,182	648	678	11,830	12,508	(5,194)	7,314	(14,028)	03/20/2008
Killeen Marketplace	2,262	9,048	500	2,275	9,535	11,810	(2,983)	8,827	—	12/21/2000
Lake Pointe Market	1,404	—	4,244	1,960	3,688	5,648	(2,170)	3,478	—	12/31/2004
Lake Washington Square	1,232	4,928	981	1,235	5,906	7,141	(1,699)	5,442	—	06/28/2002
Lakeside Marketplace	6,064	22,989	3,132	6,150	26,035	32,185	(4,780)	27,405	(17,325)	08/22/2006
Largo Mall	10,817	40,906	2,455	10,810	43,368	54,178	(10,074)	44,104	—	03/01/2004
Laveen Village Marketplace	1,190	—	4,822	1,006	5,006	6,012	(2,392)	3,620	—	08/15/2003
Lawndale Shopping Center	82	927	774	82	1,701	1,783	(1,134)	649	(3,997)	03/20/2008
League City Plaza	1,918	7,592	888	1,918	8,480	10,398	(4,134)	6,264	(11,088)	03/20/2008
Leesville Towne Centre	7,183	17,162	1,158	7,223	18,280	25,503	(4,173)	21,330	—	01/30/2004
Little York Plaza Shopping Center	342	5,170	1,834	342	7,004	7,346	(5,130)	2,216	(4,834)	03/20/2008
Lyons Avenue Shopping Center	249	1,183	82	249	1,265	1,514	(1,040)	474	(2,908)	03/20/2008

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Madera Village Shopping Center	$3,788	$13,507	$1,151	$3,816	$14,630	$18,446	$(2,457)	$15,989	$(9,114)	03/13/2007
Manhattan Plaza	4,645	—	18,347	4,009	18,983	22,992	(8,783)	14,209	—	12/31/2004
Market at Southside	953	3,813	1,290	958	5,098	6,056	(1,782)	4,274	—	08/28/2000
Market at Town Center - Sugarland	8,600	26,627	23,491	8,600	50,118	58,718	(18,640)	40,078	—	12/23/1996
Market at Westchase Shopping Center	1,199	5,821	2,507	1,415	8,112	9,527	(5,028)	4,499	—	02/15/1991
Market Street Shopping Center	424	1,271	1,696	424	2,967	3,391	(1,750)	1,641	—	04/26/1978
Marketplace at Seminole Outparcel	1,000	—	46	1,046	—	1,046	—	1,046	—	08/21/2006
Marketplace at Seminole Towne	15,067	53,743	6,173	21,734	53,249	74,983	(8,345)	66,638	(40,905)	08/21/2006
Markham Square Shopping Center	1,236	3,075	4,765	1,139	7,937	9,076	(4,887)	4,189	—	06/18/1974
Markham West Shopping Center	2,694	10,777	3,957	2,696	14,732	17,428	(6,414)	11,014	—	09/18/1998
Marshall's Plaza	1,802	12,315	571	1,804	12,884	14,688	(2,633)	12,055	—	06/01/2005
Mendenhall Commons	2,655	9,165	427	2,655	9,592	12,247	(1,759)	10,488	(5,797)	11/13/2008
Menifee Town Center	1,827	7,307	4,789	1,824	12,099	13,923	(3,474)	10,449	—	04/02/2001
Millpond Center	3,155	9,706	1,516	3,161	11,216	14,377	(2,561)	11,816	—	07/28/2005
Mission Center	1,237	4,949	6,236	2,120	10,302	12,422	(4,847)	7,575	—	12/18/1995
Mohave Crossroads	3,953	63	35,877	3,128	36,765	39,893	(10,526)	29,367	—	12/31/2009
Monte Vista Village Center	1,485	58	5,466	755	6,254	7,009	(3,301)	3,708	—	12/31/2004
Montgomery Plaza Shopping Center	2,500	9,961	10,423	2,830	20,054	22,884	(10,454)	12,430	—	06/09/1993
Moore Plaza	6,445	26,140	10,390	6,487	36,488	42,975	(14,805)	28,170	—	03/20/1998
North Creek Plaza	6,915	25,625	3,971	6,954	29,557	36,511	(6,353)	30,158	—	08/19/2004
North Oaks Shopping Center	3,644	22,040	3,962	3,644	26,002	29,646	(18,717)	10,929	(34,019)	03/20/2008
North Towne Plaza	960	3,928	7,114	879	11,123	12,002	(6,931)	5,071	(10,087)	02/15/1990
North Towne Plaza	6,646	99	1,528	1,007	7,266	8,273	(729)	7,544	—	12/27/2006
North Triangle Shops	—	431	1,236	990	677	1,667	(482)	1,185	—	01/15/1977
Northbrook Shopping Center	1,629	4,489	3,048	1,713	7,453	9,166	(6,788)	2,378	(9,323)	11/06/1967
Northwoods Shopping Center	1,768	7,071	278	1,772	7,345	9,117	(2,064)	7,053	—	04/04/2002
Oak Forest Shopping Center	760	2,726	4,838	748	7,576	8,324	(5,167)	3,157	(8,125)	12/30/1976
Oak Grove Market Center	5,758	10,508	324	5,861	10,729	16,590	(1,621)	14,969	(7,358)	06/15/2007
Oak Park Village	678	3,332	51	678	3,383	4,061	(1,663)	2,398	(4,544)	11/13/2008
Oracle Crossings	4,614	18,274	28,568	10,582	40,874	51,456	(5,680)	45,776	—	01/22/2007
Oracle Wetmore Shopping Center	24,686	26,878	6,184	13,813	43,935	57,748	(6,117)	51,631	—	01/22/2007
Orchard Green Shopping Center	777	1,477	1,994	786	3,462	4,248	(2,325)	1,923	—	10/11/1973
Overton Park Plaza	9,266	37,789	8,359	9,264	46,150	55,414	(10,299)	45,115	—	10/24/2003
Palmer Plaza	765	3,081	2,432	827	5,451	6,278	(3,596)	2,682	—	07/31/1980
Palmilla Center	1,258	—	12,970	3,322	10,906	14,228	(6,125)	8,103	—	12/31/2002

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Palms of Carrollwood	$3,995	$16,390	$315	$3,995	$16,705	$20,700	$(859)	$19,841	$—	12/23/2010
Paradise Marketplace	2,153	8,612	(2,120)	1,197	7,448	8,645	(3,538)	5,107	—	07/20/1995
Park Plaza Shopping Center	257	7,815	1,071	314	8,829	9,143	(8,303)	840	—	01/24/1975
Parkway Pointe	1,252	5,010	699	1,260	5,701	6,961	(1,905)	5,056	(263)	06/29/2001
Parliament Square II	2	10	1,175	3	1,184	1,187	(526)	661	—	06/24/2005
Parliament Square Shopping Center	443	1,959	1,391	443	3,350	3,793	(2,125)	1,668	—	03/18/1992
Pavillions at San Mateo	3,272	26,215	(1,505)	4,154	23,828	27,982	(7,588)	20,394	—	04/30/2004
Perimeter Village	29,701	42,337	727	34,404	38,361	72,765	(5,729)	67,036	(26,749)	07/03/2007
Phillips Crossing	—	1	27,712	872	26,841	27,713	(6,160)	21,553	—	09/30/2009
Phillips Landing	1,521	1,625	11,030	1,819	12,357	14,176	(3,254)	10,922	—	09/30/2009
Pike Center	—	40,537	—	—	40,537	40,537	(738)	39,799	—	08/14/2012
Plantation Centre	3,463	14,821	1,457	3,471	16,270	19,741	(3,376)	16,365	(1,352)	08/19/2004
Promenade 23	16,028	2,271	8	16,028	2,279	18,307	(181)	18,126	—	03/25/2011
Prospector's Plaza	3,746	14,985	1,524	3,716	16,539	20,255	(4,999)	15,256	—	04/02/2001
Publix at Laguna Isles	2,913	9,554	158	2,914	9,711	12,625	(2,304)	10,321	—	10/31/2003
Pueblo Anozira Shopping Center	2,750	11,000	4,800	2,768	15,782	18,550	(7,561)	10,989	(11,321)	06/16/1994
Rainbow Plaza	6,059	24,234	1,508	6,081	25,720	31,801	(10,390)	21,411	—	10/22/1997
Rainbow Plaza I	3,883	15,540	641	3,896	16,168	20,064	(5,059)	15,005	—	12/28/2000
Raintree Ranch Center	11,442	595	17,298	10,983	18,352	29,335	(6,085)	23,250	—	03/31/2008
Rancho Encanto	957	3,829	3,777	839	7,724	8,563	(3,038)	5,525	—	04/28/1997
Rancho San Marcos Village	3,533	14,138	4,158	3,887	17,942	21,829	(4,923)	16,906	—	02/26/2003
Rancho Towne & Country	1,161	4,647	638	1,166	5,280	6,446	(2,357)	4,089	—	10/16/1995
Randalls Center/Kings Crossing	3,570	8,147	212	3,570	8,359	11,929	(4,763)	7,166	(12,058)	11/13/2008
Ravenstone Commons	2,616	7,986	(174)	2,580	7,848	10,428	(1,557)	8,871	(5,594)	03/22/2005
Red Mountain Gateway	2,166	89	9,553	2,737	9,071	11,808	(4,206)	7,602	—	12/31/2003
Regency Centre	3,791	15,390	1,127	2,180	18,128	20,308	(3,349)	16,959	—	07/28/2006
Regency Panera Tract	1,825	3,126	65	1,400	3,616	5,016	(580)	4,436	—	07/28/2006
Reynolds Crossing	4,276	9,186	95	4,276	9,281	13,557	(1,535)	12,022	—	09/14/2006
Richmond Square	1,993	953	13,571	14,512	2,005	16,517	(1,140)	15,377	—	12/31/1996
Ridgeway Trace	26,629	544	20,181	15,573	31,781	47,354	(4,067)	43,287	—	11/09/2006
River Oaks Shopping Center	1,354	1,946	405	1,363	2,342	3,705	(1,982)	1,723	—	12/04/1992
River Oaks Shopping Center	3,534	17,741	35,481	4,207	52,549	56,756	(19,454)	37,302	—	12/04/1992
River Point at Sheridan	28,898	4,042	(4,955)	8,586	19,399	27,985	(2,480)	25,505	(6,720)	04/01/2010
Rose-Rich Shopping Center	502	2,738	3,013	486	5,767	6,253	(5,311)	942	—	03/01/1982
Roswell Corners	6,136	21,447	669	5,981	22,271	28,252	(5,223)	23,029	(8,192)	06/24/2004

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Roswell Crossing Shopping Center	$7,625	$18,573	$68	$7,625	$18,641	$26,266	$(356)	$25,910	$(13,105)	07/18/2012
San Marcos Plaza	1,360	5,439	350	1,358	5,791	7,149	(1,780)	5,369	—	04/02/2001
Sandy Plains Exchange	2,468	7,549	273	2,469	7,821	10,290	(1,945)	8,345	(5,705)	10/17/2003
Scottsdale Horizon	—	3,241	268	1	3,508	3,509	(554)	2,955	—	01/22/2007
Shasta Crossroads	2,844	11,377	918	2,842	12,297	15,139	(3,710)	11,429	—	04/02/2001
Sheldon Forest Shopping Center	374	635	329	354	984	1,338	(827)	511	—	05/14/1970
Sheldon Forest Shopping Center	629	1,955	851	629	2,806	3,435	(2,685)	750	—	05/14/1970
Shoppes at Bears Path	3,252	5,503	1,126	3,290	6,591	9,881	(1,180)	8,701	(3,140)	03/13/2007
Shoppes at Memorial Villages	1,417	4,786	6,011	3,332	8,882	12,214	(6,197)	6,017	—	01/11/2012
Shoppes of Parkland	5,413	16,726	1,066	9,506	13,699	23,205	(2,501)	20,704	(14,552)	05/31/2006
Shoppes of South Semoran	4,283	9,785	(1,774)	4,745	7,549	12,294	(1,270)	11,024	(9,224)	08/31/2007
Shops at Kirby Drive	1,201	945	276	1,202	1,220	2,422	(229)	2,193	—	05/27/2008
Shops at Three Corners	6,215	9,303	5,531	6,224	14,825	21,049	(8,852)	12,197	—	12/31/1989
Silver Creek Plaza	3,231	12,924	3,176	3,228	16,103	19,331	(5,328)	14,003	(15,486)	04/02/2001
Six Forks Shopping Center	6,678	26,759	3,520	6,728	30,229	36,957	(9,299)	27,658	—	04/04/2002
South Fulton Crossing	14,373	154	(11,193)	2,877	457	3,334	(1)	3,333	—	01/10/2007
South Semoran - Pad	1,056	—	(129)	927	—	927	—	927	—	09/06/2007
Southampton Center	4,337	17,349	2,343	4,333	19,696	24,029	(6,113)	17,916	(20,386)	04/02/2001
Southgate Shopping Center	571	3,402	5,535	852	8,656	9,508	(7,033)	2,475	—	03/26/1958
Southgate Shopping Center	232	8,389	458	232	8,847	9,079	(5,450)	3,629	(7,480)	03/20/2008
Spring Plaza Shopping Center	863	2,288	568	863	2,856	3,719	(2,320)	1,399	(3,037)	03/20/2008
Squaw Peak Plaza	816	3,266	2,491	818	5,755	6,573	(2,086)	4,487	—	12/20/1994
Steele Creek Crossing	310	11,774	3,245	3,281	12,048	15,329	(2,492)	12,837	—	06/10/2005
Stella Link Shopping Center	227	423	1,529	294	1,885	2,179	(1,619)	560	—	07/10/1970
Stella Link Shopping Center	2,602	1,418	(1,307)	2,602	111	2,713	(13)	2,700	—	08/21/2007
Stonehenge Market	4,740	19,001	1,373	4,740	20,374	25,114	(6,120)	18,994	(5,470)	04/04/2002
Stony Point Plaza	3,489	13,957	10,013	3,453	24,006	27,459	(5,133)	22,326	(11,721)	04/02/2001
Summer Center	2,379	8,343	4,074	2,396	12,400	14,796	(4,662)	10,134	—	05/15/2001
Summerhill Plaza	1,945	7,781	2,080	1,943	9,863	11,806	(3,659)	8,147	—	04/02/2001
Sunset 19 Shopping Center	5,519	22,076	1,290	5,547	23,338	28,885	(6,620)	22,265	—	10/29/2001
Sunset Shopping Center	1,121	4,484	3,288	1,120	7,773	8,893	(2,178)	6,715	—	04/02/2001
Surf City Crossing	3,220	52	4,902	2,655	5,519	8,174	(647)	7,527	—	12/06/2006
Tates Creek Centre	4,802	25,366	738	5,766	25,140	30,906	(5,790)	25,116	—	03/01/2004
Taylorsville Town Center	2,179	9,718	708	2,180	10,425	12,605	(2,657)	9,948	—	12/19/2003
The Centre at Post Oak	13,731	115	22,534	17,874	18,506	36,380	(9,997)	26,383	—	12/31/1996

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
The Shoppes at Parkwood Ranch	$4,369	$52	$9,933	$2,347	$12,007	$14,354	$(3,183)	$11,171	$—	12/31/2009
The Village Arcade	—	6,657	791	—	7,448	7,448	(4,813)	2,635	—	12/31/1992
Thompson Bridge Commons	3,650	9,264	4,259	3,541	13,632	17,173	(2,700)	14,473	(5,711)	04/26/2005
Thousand Oaks Shopping Center	2,973	13,142	247	2,973	13,389	16,362	(3,538)	12,824	(15,031)	03/20/2008
TJ Maxx Plaza	3,400	19,283	1,602	3,430	20,855	24,285	(4,918)	19,367	—	03/01/2004
Town & Country Shopping Center	—	3,891	4,913	—	8,804	8,804	(5,289)	3,515	—	01/31/1989
Town and Country - Hammond, LA	1,030	7,404	1,663	1,104	8,993	10,097	(4,786)	5,311	—	12/30/1997
Tropicana Beltway Center	13,947	42,186	347	13,959	42,521	56,480	(10,050)	46,430	(32,774)	11/20/2007
Tropicana Marketplace	2,118	8,477	(2,002)	1,266	7,327	8,593	(3,494)	5,099	—	07/24/1995
Tyler Shopping Center	5	21	4,022	300	3,748	4,048	(2,154)	1,894	—	12/31/2002
University Palms Shopping Center	2,765	10,181	640	2,765	10,821	13,586	(2,555)	11,031	(8,116)	11/13/2008
University Place	10,733	20,791	641	10,733	21,432	32,165	(653)	31,512	(30,780)	08/07/2012
Valley Plaza	1,414	5,818	4,289	1,422	10,099	11,521	(4,181)	7,340	—	12/31/1997
Valley Shopping Center	4,293	13,736	757	8,170	10,616	18,786	(1,963)	16,823	—	04/07/2006
Valley View Shopping Center	1,006	3,980	2,399	1,006	6,379	7,385	(3,072)	4,313	—	11/20/1996
Village Arcade II Phase III	—	16	15,858	—	15,874	15,874	(8,658)	7,216	—	12/31/1996
Village Arcade - Phase II	—	787	280	—	1,067	1,067	(702)	365	—	12/31/1992
Vizcaya Square Shopping Center	3,044	12,226	584	3,044	12,810	15,854	(3,276)	12,578	—	12/18/2002
West Jordan Town Center	4,306	17,776	1,726	4,308	19,500	23,808	(4,569)	19,239	—	12/19/2003
Westchase Shopping Center	3,085	7,920	6,380	3,189	14,196	17,385	(11,831)	5,554	(6,046)	08/29/1978
Westgate Shopping Center	245	1,425	595	245	2,020	2,265	(1,687)	578	—	07/02/1965
Westhill Village Shopping Center	408	3,002	4,601	437	7,574	8,011	(5,134)	2,877	—	05/01/1958
Westland Fair	27,562	10,506	(9,790)	12,220	16,058	28,278	(7,066)	21,212	—	12/29/2000
Westland Terrace Plaza	1,649	6,768	(4,411)	1,933	2,073	4,006	(123)	3,883	—	10/22/2003
Westminster Center	11,215	44,871	6,961	11,204	51,843	63,047	(16,038)	47,009	(44,033)	04/02/2001
Westminster Plaza	1,759	7,036	473	1,759	7,509	9,268	(2,070)	7,198	(6,330)	06/21/2002
Westwood Center	10,497	36	7,807	6,018	12,322	18,340	(2,148)	16,192	—	01/26/2007
Westwood Village Shopping Center	—	6,968	3,204	—	10,172	10,172	(7,869)	2,303	—	08/25/1978
Whitehall Commons	2,529	6,901	433	2,522	7,341	9,863	(1,426)	8,437	(4,141)	10/06/2005
Whole Foods @ Carrollwood	2,772	126	4,594	2,852	4,640	7,492	(33)	7,459	—	09/30/2011
Winter Park Corners	2,159	8,636	1,056	2,159	9,692	11,851	(2,797)	9,054	—	09/06/2001
Waterford Village	5,830	—	7,818	2,893	10,755	13,648	(2,847)	10,801	—	06/11/2004
Wyoming Mall	1,919	7,678	2,521	598	11,520	12,118	(2,998)	9,120	—	03/31/1995
	925,680	2,447,031	750,235	880,002	3,242,944	4,122,946	(989,123)	3,133,823	(893,338)

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Other:
1919 North Loop West	$1,334	$8,451	$11,385	$1,337	$19,833	$21,170	$(6,624)	$14,546	$—	12/05/2006
Citadel Building	3,236	6,168	7,975	534	16,845	17,379	(13,793)	3,586	—	12/30/1975
Houston Cold Storage Warehouse	1,087	4,347	2,705	1,072	7,067	8,139	(2,808)	5,331	—	06/12/1998
Phoenix Office Building	1,696	3,255	967	1,773	4,145	5,918	(897)	5,021	—	01/31/2007
	7,353	22,221	23,032	4,716	47,890	52,606	(24,122)	28,484	—
Land Held/Under Development:
Ambassador Parcel D - Land	98	—	—	98	—	98	—	98	—	10/26/2007
Citadel Drive at Loop 610	3,747	—	(239)	3,508	—	3,508	—	3,508	—	12/30/1975
Crabtree Commons - Land	18,810	54	(8,354)	10,501	9	10,510	—	10,510	—	01/13/2007
Cullen Blvd. at East Orem - Land	172	—	(122)	50	—	50	—	50	—	02/24/1975
Curry Ford Road - Land	1,878	7	(14)	1,870	1	1,871	—	1,871	—	10/05/2007
Decatur 215	32,525	8,200	(27,994)	11,586	1,145	12,731	—	12,731	—	12/26/2007
East Houston & Dyersdale	—	—	41	41	—	41	—	41	—	12/31/1970
Epic - Land	1,980	—	799	2,649	130	2,779	—	2,779	—	04/09/2008
Festival Plaza - Land	751	6	157	913	1	914	—	914	—	12/08/2006
Gladden Farms	1,619	4	(155)	1,385	83	1,468	—	1,468	—	08/21/2007
Hilltop Village Center	3,196	7,234	16,380	3,643	23,167	26,810	—	26,810	—	11/17/2011
Mainland Mall - 1 & 2 - Land	321	—	(86)	235	—	235	—	235	—	11/29/1967
Mohave Crossroads	1,080	—	571	1,516	135	1,651	—	1,651	—	06/12/2007
North Towne - Land	—	—	6,243	6,191	52	6,243	—	6,243	—	12/27/2006
NW Freeway at Gessner - Land	5,052	—	(4,218)	834	—	834	—	834	—	11/16/1972
Palm Coast Center - Land	2,101	18	(1,334)	779	6	785	—	785	—	04/13/2011
Ridgeway Trace	—	—	902	825	77	902	—	902	—	11/09/2006
River Pointe Venture	2,874	—	(2,247)	582	45	627	(2)	625	—	08/04/2004
Rock Prairie - Land	2,364	—	(976)	1,388	—	1,388	—	1,388	—	05/15/2006
Round Rock Towne Center - Land	—	—	456	456	—	456	—	456	—	12/31/2004
Sheridan - Land	—	—	6,632	6,632	—	6,632	—	6,632	—	04/01/2010
Shoppes at Caveness Farms - Land	7,235	135	(873)	3,891	2,606	6,497	—	6,497	—	01/17/2006
South Fulton Crossing - Land	—	—	224	222	2	224	—	224	—	01/10/2007
Stanford Court	693	—	(303)	390	—	390	—	390	—	04/20/1981
Stevens Ranch - Land	36,939	46	(5,866)	31,115	4	31,119	—	31,119	—	05/16/2007
Surf City Crossing	—	—	2,802	2,793	9	2,802	—	2,802	—	12/06/2006

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
The Shoppes at Parkwood Ranch	$1,236	$—	$(474)	$772	$(10)	$762	$—	$762	$—	01/02/2007
Tomball Marketplace	9,616	262	22,330	8,696	23,512	32,208	(3,064)	29,144	—	04/12/2006
Village Shopping Center	64	714	(689)	89	—	89	—	89	—	12/31/2002
Waterford Village	—	—	2,714	2,654	60	2,714	—	2,714	—	06/11/2004
Westover Square - Land	4,435	20	(1,936)	2,519	—	2,519	—	2,519	—	08/01/2006
Wilcrest/Bissonnet - Land	7,228	—	(7,019)	209	—	209	—	209	—	11/10/1980
Wilderness Oaks - Land	11,081	50	1,757	12,882	6	12,888	—	12,888	—	06/19/2008
York Plaza	162	—	(45)	117	—	117	—	117	—	08/28/1972
	157,257	16,750	(936)	122,031	51,040	173,071	(3,066)	170,005	—
Balance of Portfolio (not to exceed 5% of total)	316	12	50,899	1,856	49,371	51,227	(24,528)	26,699	—
Total of Portfolio	$1,090,606	$2,486,014	$823,230	$1,008,605	$3,391,245	$4,399,850	$(1,040,839)	$3,359,011	$(893,338)

(1)	The tax basis of our net fixed asset exceeds the book value by approximately $7.0 million at December 31, 2012.

(2)
Encumbrances do not include $29.8 million outstanding under fixed-rate mortgage debt associated with three properties each held in a tenancy-in-common arrangement and $10.2 million of non-cash debt related items.

Depreciation is computed using the straight-line method, generally over estimated useful lives of 18-40 years for buildings and 10-20 years for parking lot surfacing and equipment. Tenant and leasehold improvements are depreciated over the remaining life of the lease or the useful life whichever is shorter.
The changes in total cost of the properties were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$4,688,526	$4,777,794	$4,658,396
Additions at cost	310,454	180,956	195,499
Retirements or sales	(608,466)	(123,252)	(70,924)
Property held for sale	—	(94,761)	—
Property transferred from held for sale (see Note 15)	18,090	—	—
Impairment loss	(8,754)	(52,211)	(5,177)
Balance at end of year	$4,399,850	$4,688,526	$4,777,794

Schedule III

The changes in accumulated depreciation were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$1,059,531	$971,249	$856,281
Additions at cost	130,965	133,220	127,238
Retirements or sales	(157,723)	(23,418)	(12,270)
Property held for sale	—	(21,520)	—
Property transferred from held for sale (see Note 15)	8,066	—	—
Balance at end of year	$1,040,839	$1,059,531	$971,249

Schedule IV
WEINGARTEN REALTY INVESTORS
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2012
(Amounts in thousands)

	State	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgages	Carrying Amount of Mortgages (1)	Principal Amount of Loans Subject to Delinquent Principal or Interest (2)
Shopping Centers:
First Mortgages:
363-410 Burma, LLC	TN	6.50%	03/01/2013	$213 Annual P&I	$2,291	$2,291
College Park Realty Company	NV	7.00%	10/31/2053	At Maturity	3,410	3,410
American National Insurance Company	TX	5.95%	01/01/2014	$136 Annual P&I	1,405	1,405
Construction Loans:
WRI Alliance Riley Venture-Tranche A	CA	5.34%	01/01/2014	$4,175 Annual P&I	55,434	55,434
WRI Alliance Riley Venture-Tranche B	CA	10.00%	01/01/2014	$157 Annual P&I	740	740
Weingarten I-4 Clermont Landing, LLC	FL	2.92%	06/30/2014	$779 Annual P&I	12,254	12,254
Weingarten Miller Equiwest Salt Lake, LLC	UT	7.22%	11/19/2012	At Maturity	16,128	16,128	$16,128
Total Mortgage Loans on Real Estate					$91,662	$91,662	$16,128

(1)	The aggregate cost at December 31, 2012 for federal income tax purposes is $91.7 million, and there are no prior liens to be disclosed.

(2)	The repayment of this note is being negotiated, and we do not expect to incur a loss associated with this transaction.
Changes in mortgage loans are summarized below (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance, Beginning of Year	$159,916	$192,092	$267,222
New Loans	—	—	4,912
Additions to Existing Loans (1)	734	4,161	11,961
Collections/Reductions of Principal	(68,988)	(14,464)	(20,124)
Reduction of Principal due to Business Combination (2)	—	(21,873)	(71,879)
Balance, End of Year	$91,662	$159,916	$192,092

(1)	The caption above, “Additions to Existing Loans” also includes accrued interest.

(2)
Effective April 13, 2011, we acquired our partner’s 50% interest in an unconsolidated real estate joint venture related to a development property in Palm Coast, Florida. Effective April 1, 2010, we assumed control of two 50%-owned unconsolidated real estate joint ventures related to a development project in Sheridan, Colorado, which had previously been accounted for under the equity method. The notes associated with these transactions are reported as a reduction in the preceding table for the respective years. For 2011, see Note 23 for additional information.