Form 10-Q
period 2013-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2013-05-07
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ☐             NO ☒
As of April 30, 2013, there were 121,813,812 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rentals, net	$129,023	$116,103
Other	2,658	2,699
Total	131,681	118,802
Expenses:
Depreciation and amortization	39,719	33,231
Operating	25,356	22,419
Real estate taxes, net	15,202	13,810
Impairment loss	56	6,852
General and administrative	6,667	8,307
Total	87,000	84,619
Operating Income	44,681	34,183
Interest Expense, net	(17,952)	(31,297)
Interest and Other Income, net	1,826	2,386
Gain on Sale of Real Estate Joint Venture and Partnership Interests	11,509	5,562
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	4,613	4,075
Benefit for Income Taxes	153	22
Income from Continuing Operations	44,830	14,931
Operating (Loss) Income from Discontinued Operations	(155)	3,633
Gain on Sale of Property from Discontinued Operations	—	3,634
(Loss) Income from Discontinued Operations	(155)	7,267
Gain on Sale of Property	142	440
Net Income	44,817	22,638
Less: Net Income Attributable to Noncontrolling Interests	(1,467)	(1,441)
Net Income Adjusted for Noncontrolling Interests	43,350	21,197
Dividends on Preferred Shares	(7,440)	(8,869)
Redemption Costs of Preferred Shares	(2,242)	—
Net Income Attributable to Common Shareholders	$33,668	$12,328
Earnings Per Common Share - Basic:
Income from continuing operations attributable to common shareholders	$0.28	$0.04
(Loss) income from discontinued operations	—	0.06
Net income attributable to common shareholders	$0.28	$0.10
Earnings Per Common Share - Diluted:
Income from continuing operations attributable to common shareholders	$0.28	$0.04
(Loss) income from discontinued operations	—	0.06
Net income attributable to common shareholders	$0.28	$0.10
Comprehensive Income:
Net Income	$44,817	$22,638
Other Comprehensive Income (Loss):
Net unrealized (loss) gain on derivatives	(2,107)	16
Amortization of loss on derivatives	656	659
Retirement liability adjustment	365	—
Total	(1,086)	675
Comprehensive Income	43,731	23,313
Comprehensive Income Attributable to Noncontrolling Interests	(1,467)	(1,441)
Comprehensive Income Adjusted for Noncontrolling Interests	$42,264	$21,872
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Property	$4,425,127	$4,399,850
Accumulated Depreciation	(1,073,361)	(1,040,839)
Property, net *	3,351,766	3,359,011
Investment in Real Estate Joint Ventures and Partnerships, net	279,384	289,049
Total	3,631,150	3,648,060
Notes Receivable from Real Estate Joint Ventures and Partnerships	89,013	89,776
Unamortized Debt and Lease Costs, net	137,646	135,783
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $11,904 in 2013 and $12,127 in 2012) *	70,428	79,540
Cash and Cash Equivalents *	54,800	19,604
Restricted Deposits and Mortgage Escrows	43,535	44,096
Other, net	164,396	167,925
Total Assets	$4,190,968	$4,184,784
LIABILITIES AND EQUITY
Debt, net *	$2,323,620	$2,204,030
Accounts Payable and Accrued Expenses	87,947	119,699
Other, net	111,661	120,900
Total Liabilities	2,523,228	2,444,629
Commitments and Contingencies	—	—
Equity:
Shareholders’ Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued; no shares outstanding in 2013 and 100 shares outstanding in 2012; liquidation preference $75,000 in 2012	—	3
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 140 shares issued and outstanding in 2013 and 2012; liquidation preference $350,000	4	4
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 121,758 in 2013 and 121,505 in 2012	3,671	3,663
Additional Paid-In Capital	1,868,215	1,934,183
Net Income Less Than Accumulated Dividends	(339,439)	(335,980)
Accumulated Other Comprehensive Loss	(25,829)	(24,743)
Total Shareholders’ Equity	1,506,622	1,577,130
Noncontrolling Interests	161,118	163,025
Total Equity	1,667,740	1,740,155
Total Liabilities and Equity	$4,190,968	$4,184,784
* Consolidated Variable Interest Entities' Assets and Liabilities included in the above balances (See Note 17):
Property, net	$224,982	$226,685
Accrued Rent and Accounts Receivable, net	6,504	8,095
Cash and Cash Equivalents	10,317	11,706
Debt, net	275,671	276,420
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Three Months Ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net Income	$44,817	$22,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,731	38,850
Amortization of deferred financing costs, net	(9,300)	264
Impairment loss	292	10,023
Equity in earnings of real estate joint ventures and partnerships, net	(4,613)	(4,075)
Gain on sale of real estate joint venture and partnership interests	(11,509)	(5,562)
Gain on sale of property	(142)	(4,074)
Distributions of income from real estate joint ventures and partnerships, net	976	601
Changes in accrued rent and accounts receivable, net	8,256	16,703
Changes in other assets, net	(3,234)	(5,503)
Changes in accounts payable, accrued expenses and other liabilities, net	(30,232)	(27,524)
Other, net	2,599	2,771
Net cash provided by operating activities	37,641	45,112
Cash Flows from Investing Activities:
Acquisition of real estate and land	(18,880)	(20,135)
Development and capital improvements	(14,101)	(18,633)
Proceeds from sale of property and real estate equity investments, net	3,914	13,629
Change in restricted deposits and mortgage escrows	561	1,106
Notes receivable from real estate joint ventures and partnerships and other receivables:
Advances	—	(79)
Collections	3,937	59,897
Real estate joint ventures and partnerships:
Investments	(240)	(5,518)
Distributions of capital	14,393	3,347
Net cash (used in) provided by investing activities	(10,416)	33,614
Cash Flows from Financing Activities:
Proceeds from issuance of debt	298,584	—
Principal payments of debt	(101,643)	(31,204)
Changes in unsecured credit facilities	(66,000)	3,500
Proceeds from issuance of common shares of beneficial interest, net	1,887	458
Repurchase of preferred shares of beneficial interest	(75,000)	—
Common and preferred dividends paid	(44,122)	(43,333)
Debt issuance costs paid	(2,100)	(70)
Distributions to noncontrolling interests	(3,858)	(3,756)
Other, net	223	61
Net cash provided by (used in) financing activities	7,971	(74,344)
Net increase in cash and cash equivalents	35,196	4,382
Cash and cash equivalents at January 1	19,604	13,642
Cash and cash equivalents at March 31	$54,800	$18,024
Interest paid during the period (net of amount capitalized of $569 and $783, respectively)	$35,794	$40,836
Income taxes paid during the period	$—	$—
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2012	$8	$3,641	$1,983,978	$(304,504)	$(27,743)	$168,202	$1,823,582
Net income				21,197		1,441	22,638
Shares issued under benefit plans		8	4,707				4,715
Dividends declared – common shares (1)				(35,120)			(35,120)
Dividends declared – preferred shares (2)				(8,213)			(8,213)
Distributions to noncontrolling interests						(3,756)	(3,756)
Other comprehensive income					675		675
Other, net			513	(656)		(119)	(262)
Balance , March 31, 2012	$8	$3,649	$1,989,198	$(327,296)	$(27,068)	$165,768	$1,804,259
Balance, January 1, 2013	$7	$3,663	$1,934,183	$(335,980)	$(24,743)	$163,025	$1,740,155
Net income				43,350		1,467	44,817
Redemption of Series D preferred shares	(3)		(72,755)	(2,242)			(75,000)
Shares issued under benefit plans		8	6,400				6,408
Dividends declared – common shares (1)				(37,127)			(37,127)
Dividends declared – preferred shares (2)				(6,995)			(6,995)
Distributions to noncontrolling interests						(3,858)	(3,858)
Other comprehensive loss					(1,086)		(1,086)
Other, net			387	(445)		484	426
Balance, March 31, 2013	$4	$3,671	$1,868,215	$(339,439)	$(25,829)	$161,118	$1,667,740
_______________

(1)	Common dividend per share was $.305 and $.290 for the three months ended March 31, 2013 and 2012, respectively.

(2)
Series D preferred dividend per share was $13.08 and $12.66 for the three months ended March 31, 2013 and 2012, respectively. Series E preferred dividend per share was $43.44 for the three months ended March 31, 2012. Series F preferred dividend per share was $40.63 for both the three months ended March 31, 2013 and 2012.

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

We, and our predecessor entity, began the ownership and development of shopping centers and other commercial real estate in 1948. Our primary business is leasing space to tenants in the shopping centers we own or lease. We also provide property management services for which we charge fees for either joint ventures where we are partners or for other outside owners.
We operate a portfolio of neighborhood and community shopping centers, totaling approximately 53.0 million square feet of gross leaseable area, that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 3.1% of total rental revenues during the first three months of 2013. Net operating income from continuing operations generated by our properties located in Houston and its surrounding areas was 21.4% of total net operating income from continuing operations for the three months ended March 31, 2013, and an additional 7.6% of net operating income from continuing operations is generated from properties that are located in other parts of Texas.
Basis of Presentation
Our consolidated financial statements include the accounts of our subsidiaries, certain partially owned real estate joint ventures or partnerships and variable interest entities (“VIEs”) which meet the guidelines for consolidation. All intercompany balances and transactions have been eliminated.
The condensed consolidated financial statements included in this report are unaudited; however, amounts presented in the condensed consolidated balance sheet as of December 31, 2012 are derived from our audited financial statements at that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.
The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and certain information included in our annual financial statements and notes thereto has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.
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
Our restricted deposits and mortgage escrows consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Restricted cash	$37,902	$36,944
Mortgage escrows	5,633	7,152
Total	$43,535	$44,096

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

	Gain and Losses on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2012	$7,489		$17,254		$24,743
Amounts reclassified from other comprehensive loss (income)	1,451	(1)	(365)	(2)	1,086
Net other comprehensive loss (income)	1,451		(365)		1,086
Balance, March 31, 2013	$8,940		$16,889		$25,829
_______________

(1)	This reclassification component is included in interest expense and other liabilities (see Note 7 for additional information).

(2)	This reclassification component is included in the computation of net periodic benefit cost (see Note 14 for additional information).
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

Note 2. Newly Issued Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires entities to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives. The provisions of ASU No. 2011-11 are effective for us on January 1, 2013, and are required to be applied retrospectively. The adoption of this ASU did not materially impact our consolidated financial statements, but required additional disclosures.
In January 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which amends the scope of ASU No. 2011-11 to apply only to entities with derivatives accounted for in accordance with Accounting Standard Code 815. The provisions of ASU No. 2013-01 are effective for us on January 1, 2013, and are required to be applied retrospectively. The adoption of this ASU did not materially impact our consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income if it is required to be reclassified to net income in its entirety. For other reclassified amounts, an entity is required cross-reference to other disclosures that provide additional detail about those amounts. The provisions of ASU No. 2013-02 are effective for us on January 1, 2013, and are to be applied prospectively. The adoption of this ASU did not materially impact our consolidated financial statements, but required additional disclosures.
In February 2013, the FASB issued ASU No. 2013-04, "Obligations resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date." This ASU requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of (1) the amount the reporting entity has agreed to pay in accordance to the arrangement and (2) any additional amounts the reporting entity expects to pay on behalf of its co-obligors. Additional disclosures on the nature and amounts of the obligation will also be required. The provisions of ASU No. 2013-04 are effective for us on January 1, 2014, and are required to be applied retrospectively. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

Note 3. Property
Our property consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Land	$891,897	$881,156
Land held for development	121,504	121,294
Land under development	5,527	6,155
Buildings and improvements	3,348,093	3,325,793
Construction in-progress	58,106	65,452
Total	$4,425,127	$4,399,850
The following carrying charges were capitalized (in thousands):

	Three Months Ended March 31,
	2013	2012
Interest	$569	$783
Real estate taxes	63	123
Total	$632	$906
During the three months ended March 31, 2013, we acquired one center for approximately $18.0 million.
During the three months ended March 31, 2013, we sold one center. Aggregate gross sales proceeds from this transaction totaled $4.0 million.

Note 4. Investment in Real Estate Joint Ventures and Partnerships
We own interests in real estate joint ventures or limited partnerships and have tenancy-in-common interests in which we exercise significant influence, but do not have financial and operating control. We account for these investments using the equity method, and our interests range from 10% to 75% for the 2013 and 2012 periods presented. Combined condensed financial information of these ventures (at 100%) is summarized as follows (in thousands):

	March 31, 2013	December 31, 2012
Combined Condensed Balance Sheets

ASSETS
Property	$1,568,267	$1,631,694
Accumulated depreciation	(274,214)	(273,591)
Property, net	1,294,053	1,358,103
Other assets, net	154,599	161,344
Total	$1,448,652	$1,519,447

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt, net (primarily mortgages payable)	$466,149	$468,841
Amounts payable to Weingarten Realty Investors and Affiliates	106,311	109,931
Other liabilities, net	32,762	34,157
Total	605,222	612,929
Accumulated equity	843,430	906,518
Total	$1,448,652	$1,519,447

	Three Months Ended March 31,
	2013	2012
Combined Condensed Statements of Operations
Revenues, net	$42,161	$49,847
Expenses:
Depreciation and amortization	12,021	16,136
Interest, net	7,545	9,086
Operating	6,154	8,625
Real estate taxes, net	4,583	6,238
General and administrative	286	361
Provision for income taxes	62	73
Impairment loss	1,815	—
Total	32,466	40,519

Operating income	$9,695	$9,328

Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $6.2 million and $1.6 million at March 31, 2013 and December 31, 2012, respectively, are generally amortized over the useful lives of the related assets.
Our real estate joint ventures and partnerships have determined that the carrying amount of certain properties was not recoverable and that the properties should be written down to fair value. For the three months ended March 31, 2013, our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $1.8 million on various properties that have been marketed and sold during the period. There was no impairment recorded for the three months ended March 31, 2012.
Fees earned by us for the management of these real estate joint ventures and partnerships totaled $1.4 million and $1.7 million for the three months ended March 31, 2013 and 2012, respectively.
During 2013, the final two industrial properties in an unconsolidated joint venture were sold. This joint venture was liquidated resulting in an $11.5 million gain on our investment. Also, two shopping centers were sold, and the gross sales proceeds from the disposition of these four properties totaled $11.7 million.
In August 2012, we acquired a partner's 79.6% interest in an unconsolidated tenancy-in-common arrangement for approximately $29.6 million that we had previously accounted for under the equity method and included the assumption of debt of $24.5 million. This transaction resulted in the consolidation of the property in our consolidated financial statements.
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

Note 5. Notes Receivable from Real Estate Joint Ventures and Partnerships
We have ownership interests in a number of real estate joint ventures and partnerships. Notes receivable from these entities bear interest ranging from approximately 2.9% to 10.0% at March 31, 2013 and 2.9% to 16.0% at December 31, 2012. These notes are due at various dates through 2014 and are generally secured by underlying real estate assets.
We believe these notes are fully collectible, and no allowance has been recorded. Interest income recognized on these notes was $.6 million and $.7 million for the three months ended March 31, 2013 and 2012, respectively.
In November 2012, a $16.1 million note matured and is under negotiations for repayment. We believe no loss will be incurred associated with this settlement.
In February 2012, we received $59.2 million in payment of our notes receivable from real estate joint ventures and partnerships, in conjunction with the sale of our 47.8% interest in an unconsolidated real estate joint venture. See Note 15 for additional information.

Note 6. Debt
Our debt consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Debt payable to 2038 at 2.6% to 8.6% in 2013 and 2.6% to 8.8% in 2012	$2,227,395	$2,041,709
Unsecured notes payable under credit facilities	—	66,000
Debt service guaranty liability	74,075	74,075
Obligations under capital leases	21,000	21,000
Industrial revenue bonds payable to 2015 at 2.4%	1,150	1,246
Total	$2,323,620	$2,204,030
The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	March 31, 2013	December 31, 2012
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$2,179,715	$1,992,599
Variable-rate debt	143,905	211,431
Total	$2,323,620	$2,204,030
As to collateralization:
Unsecured debt	$1,438,838	$1,270,742
Secured debt	884,782	933,288
Total	$2,323,620	$2,204,030
Effective September 30, 2011, we entered into an amended and restated $500 million unsecured revolving credit facility. At March 31, 2013, the facility expires in September 2015 and provides for a one-year extension upon our request and borrowing rates that float at a margin over LIBOR plus a facility fee. The borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, are 125 and 25 basis points, respectively. The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million.
Subsequent to March 31, 2013, we amended our $500 million unsecured revolving credit facility. The amendment reduces the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, by 10 and five basis points, respectively. In addition, the maturity date has been extended to 2017, and we have two consecutive six month extensions available.
Effective May 2010, we entered into an agreement with a bank for an unsecured and uncommitted overnight facility totaling $99 million that we maintain for cash management purposes. The facility provides for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin based on market liquidity.

The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	March 31, 2013	December 31, 2012
Unsecured revolving credit facility:
Balance outstanding	$—	$30,000
Available balance	497,571	467,571
Letter of credit outstanding under facility	2,429	2,429
Variable interest rate (excluding facility fee)	—%	1.1%
Unsecured and uncommitted overnight facility:
Balance outstanding	$—	$36,000
Variable interest rate	—%	1.5%
Both facilities:
Maximum balance outstanding during the period	$265,500	$303,100
Weighted average balance	114,956	157,447
Year-to-date weighted average interest rate (excluding facility fee)	1.1%	1.3%
Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040, as extended by the Sheridan Redevelopment Agency (“Agency”) in April 2011. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. For both periods ended at March 31, 2013 and December 31, 2012, we had $74.1 million outstanding for the debt service guaranty liability.
On March 22, 2013, we issued $300 million of 3.5% senior unsecured notes maturing in 2023. The notes were issued at 99.53% of the principal amount with a yield to maturity of 3.56%. The net proceeds received of $296.6 million were used to reduce amounts outstanding under our $500 million unsecured revolving credit facility, which included borrowings used to redeem $75 million of our 6.75% Series D Cumulative Redeemable Preferred Shares. In addition, $63.0 million of fixed-rate medium term notes matured during the quarter at a weighted average interest rate of 5.6%.
Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At March 31, 2013 and December 31, 2012, the carrying value of such assets aggregated $1.5 billion for both periods.

Scheduled principal payments on our debt (excluding $21.0 million of certain capital leases, $8.9 million fair value of interest rate contracts, $(2.5) million net premium/(discount) on debt, $1.5 million of non-cash debt-related items, and $74.1 million debt service guaranty liability) are due during the following years (in thousands):

2013 remaining	$247,465
2014	473,103
2015	274,707
2016	223,198
2017	140,830
2018	63,057
2019 (1)	152,211
2020	2,099
2021	957
2022	303,410
Thereafter	339,312
Total	$2,220,349
_______________

(1)	Includes $100 million of our 8.1% senior unsecured notes due 2019 which may be redeemed by us at any time on or after September 2014 at our option.
Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We believe we were in compliance with our public debt and revolving credit facility covenants as of March 31, 2013.

Note 7. Derivatives and Hedging
The fair value of all our interest rate contracts is reported as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
March 31, 2013	Other Assets, net	$8,938	Other Liabilities, net	$2,874
December 31, 2012	Other Assets, net	9,926	Other Liabilities, net	768

The gross presentation, the effects of offsetting under master netting agreements and the net presentation of our interest rate contracts is as follows (in thousands):

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2013
Assets	$8,938	$—	$8,938	$(706)	$—	$8,232
Liabilities	2,874	—	2,874	(706)	—	2,168

December 31, 2012
Assets	9,926	—	9,926	—	—	9,926
Liabilities	768	—	768	—	—	768
Cash Flow Hedges:
As of March 31, 2013 and December 31, 2012, we had three active interest rate contracts designated as cash flow hedges with an aggregate notional amount of $26.3 million and $26.5 million, respectively. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.

Also, at March 31, 2013, we had three forward-starting contracts with an aggregate notional amount of $150.0 million hedging future fixed-rate debt issuances. These contracts are effective in January 2014, mature in January 2024 and fix the 10-year swap rates at 2.4%.
As of March 31, 2013 and December 31, 2012, the balance in accumulated other comprehensive loss relating to cash flow interest rate contracts was $8.9 million and $7.5 million, respectively, and will be reclassified to net interest expense as interest payments are made on our fixed-rate debt. Within the next 12 months, approximately $3.5 million of the balance in accumulated other comprehensive loss is expected to be amortized to net interest expense related to settled interest rate contracts.
A summary of cash flow interest rate contract hedging activity is as follows (in thousands):

Derivatives Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended March 31, 2013	$2,107	Interest expense, net	$(656)	Interest expense, net	$—
Three Months Ended March 31, 2012	(16)	Interest expense, net	(659)	Interest expense, net	—
Fair Value Hedges:
As of March 31, 2013 and December 31, 2012, we had four interest rate contracts, maturing through October 2017, with an aggregate notional amount of $117.7 million and $118.1 million, respectively, that were designated as fair value hedges and convert fixed interest payments at rates from 4.2% to 7.5% to variable interest payments ranging from .3% to 4.3%. We have determined that our fair value hedges are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in interest rates.

A summary of the changes in fair value of our interest rate contracts is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Gain (Loss) Recognized in Income
Three Months Ended March 31, 2013
Interest expense, net	$(987)	$987	$—
Three Months Ended March 31, 2012
Interest expense, net	(530)	530	—
A summary of our fair value interest rate contract hedges impact on net income is as follows (in thousands):

Derivatives Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended March 31, 2013	Interest expense, net	$42	Interest expense, net	$—
Three Months Ended March 31, 2012	Interest expense, net	(471)	Interest expense, net	—

Note 8.      Preferred Shares of Beneficial Interest
In April 2003, we issued $75 million of depositary shares with each share representing one-thirtieth of a Series D Cumulative Redeemable Preferred Share. The depositary shares were redeemed on March 18, 2013, at our option, for cash at a redemption price of $25 per depositary share or $75 million, plus accrued and unpaid dividends thereon. Upon the redemption of these shares, the related original issuance costs of $2.2 million were reported as a deduction in arriving at net income attributable to common shareholders. The Series D Preferred Shares paid a 6.75% annual dividend, had a liquidation value of $750 per share and were not convertible or exchangeable for any of our property or securities.
On May 6, 2013, we called a portion of our 6.5% Series F Cumulative Redeemable Preferred Shares with a redemption value of $200 million, which will settle on June 5, 2013.

Note 9. Impairment
The following impairment charges were recorded on the following assets based on the difference between the carrying amount of the assets and the estimated fair value (see Note 19 for additional fair value information) (in thousands):

	Three Months Ended March 31,
	2013	2012
Continuing operations:
Property marketed for sale or sold (1)	$56	$244
Investments in real estate joint ventures and partnerships (2)	—	6,608
Total reported in continuing operations	56	6,852
Discontinued operations:
Property held for sale or sold (3)	236	3,171
Total impairment charges	292	10,023
Other financial statement caption impacted by impairment:
Equity in earnings of real estate joint ventures and partnerships, net	363	—
Net impact of impairment charges	$655	$10,023
_______________

(1)
These charges resulted from changes in management’s plans for these properties, primarily the marketing of these properties for sale. Also included in this caption are impairments associated with dispositions that did not qualify to be reported in discontinued operations.

(2)	Amounts reported in 2012 were based on third party offers to buy our interests in industrial real estate joint ventures.

(3)	Amounts reported were based on third party offers.

Note 10. Discontinued Operations
For the three months ended March 31, 2013, we sold one center located in Florida. No properties were classified as held for sale as of March 31, 2013, as the potential disposition of assets currently being marketed was not deemed probable.
During 2012, we sold 27 shopping centers, 54 industrial properties, and we assigned a 75% interest consolidated joint venture interest to our partner. Of these dispositions, 55 were located in Texas, six each in Florida and Georgia, three in North Carolina, two each in Colorado, Louisiana and Virginia and one each in Arizona, Illinois, Kansas, Maine, Oklahoma and Tennessee. As part of these 2012 dispositions, we sold, in May 2012, a portfolio of 52 wholly-owned industrial properties in order to exit the industrial real estate market and further align and strengthen our position solely as a retail REIT.
Included in the Condensed Consolidated Balance Sheet at December 31, 2012 was $4.0 million of property and $.1 million of accumulated depreciation related to the one property that was sold during 2013.

The operating results of these properties have been reclassified and reported as discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues, net	$119	$18,848
Depreciation and amortization	(12)	(5,619)
Operating expenses	(22)	(3,296)
Real estate taxes, net	(4)	(2,836)
Impairment loss	(236)	(3,171)
General and administrative	—	(14)
Interest, net	—	(279)
Operating (loss) income from discontinued operations	(155)	3,633
Gain on sale of property from discontinued operations	—	3,634
(Loss) income from discontinued operations	$(155)	$7,267
We do not allocate other consolidated interest to discontinued operations because the interest savings to be realized from the proceeds of the sale of these operations is not material.

Note 11. Supplemental Cash Flow Information
Non-cash investing and financing activities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Accrued property construction costs	$5,134	$6,933
Property acquisitions and investments in unconsolidated real estate joint ventures:
(Decrease) increase in property, net	(1,688)	1,647
Increase in security deposits	73	—
Sale of property and property interest:
Decrease in property, net	—	(2,855)
Decrease in real estate joint ventures and partnerships - investments	—	(95)
Decrease in restricted deposits and mortgage escrows	—	(204)
Decrease in debt, net due to debt assumption	—	(3,366)
Decrease in security deposits	—	(11)
Decrease in noncontrolling interests	—	(95)

Note 12. Earnings Per Share
Earnings per common share – basic is computed using net income attributable to common shareholders and the weighted average number of shares outstanding – basic. Earnings per common share – diluted include the effect of potentially dilutive securities. Income from continuing operations attributable to common shareholders includes gain on sale of property in accordance with Securities and Exchange Commission guidelines. Earnings per common share – basic and diluted components for the periods indicated are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Numerator:
Continuing Operations:
Income from continuing operations	$44,830	$14,931
Gain on sale of property	142	440
Net income attributable to noncontrolling interests	(1,467)	(1,441)
Dividends on preferred shares	(7,440)	(8,869)
Redemption costs of preferred shares	(2,242)	—
Income from continuing operations attributable to common shareholders – basic and diluted	$33,823	$5,061
Discontinued Operations:
(Loss) income from discontinued operations attributable to common shareholders – basic and diluted	$(155)	$7,267
Denominator:
Weighted average shares outstanding - basic	121,058	120,481
Effect of dilutive securities:
Share options and awards	1,165	960
Weighted average shares outstanding - diluted	122,223	121,441
Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Share options (1)	2,313	3,147
Operating partnership units	1,556	1,584
Total anti-dilutive securities	3,869	4,731
_______________

(1)	Exclusion results as exercise prices were greater than the average market price for each respective period.

Note 13. Share Options and Awards
During the first quarter of 2013, we granted restricted share awards incorporating both service-based and two market-based measures to promote share ownership among the participants and to emphasize the importance of total shareholder return ("TSR"). The terms of each grant vary depending upon the participant's responsibilities and position within the Company. We categorize these share awards as either service-based share awards or market-based share awards. All awards were valued at the fair market value on the date of grant and earn dividends throughout the vesting period. Compensation expense is measured at the grant date and recognized over the vesting period. All share awards are awarded subject to the participant’s continued employment with us.

The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Three Months Ended March 31, 2013
	Minimum	Maximum
Dividend yield	0.0%	3.9%
Expected volatility	13.2%	29.0%
Expected life (in years)	NA	3
Risk-free interest rate	0.1%	0.4%
A summary of the status of unvested restricted share awards for the three months ended March 31, 2013 is as follows:

	Unvested Restricted Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2013	496,571	$23.10
Granted:
Service-based awards	102,456	29.71
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	44,580	31.83
Market-based awards relative to three-year absolute TSR	44,580	37.49
Vested	(81,489)	19.43
Forfeited	(43)	27.14
Outstanding, March 31, 2013	606,655	$26.41
As of March 31, 2013 and December 31, 2012, there was approximately $6.1 million and $4.7 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 2.2 years and 1.9 years, respectively.
Note 14. Employee Benefit Plans
Defined Benefit Plans:
We sponsor a noncontributory qualified retirement plan. The components of net periodic benefit cost for this plan are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012(1)
Service cost	$426	$391
Interest cost	513	469
Expected return on plan assets	(814)	(667)
Prior service cost	—	(35)
Recognized loss	425	467
Total	$550	$625
__________________

(1)
Effective January 1, 2012, our supplemental retirement plans were amended and designated as defined contribution plans. Prior years’ operating results were restated to conform to the current year presentation. This item had no impact on previously reported net income, earnings per share, the consolidated balance sheet or cash flows.

Subsequent to March 31, 2013 and 2012, we contributed $1.8 million and $2.5 million, respectively, to the qualified retirement plan. Currently, we do not anticipate making any additional contributions to this plan during 2013.

Defined Contribution Plans:
Compensation expense related to our defined contribution plans was $1.0 million for both the three months ended March 31, 2013 and 2012.

Note 15. Related Parties
Through our management activities and transactions with our real estate joint ventures and partnerships, we had net accounts receivable of $1.4 million and $1.8 million outstanding as of March 31, 2013 and December 31, 2012, respectively. We also had accounts payable and accrued expenses of $5.9 million and $6.3 million outstanding as of March 31, 2013 and December 31, 2012, respectively. For the three months ended March 31, 2013 and 2012, we recorded joint venture fee income of $1.4 million and $1.7 million, respectively.
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

Note 16. Commitments and Contingencies
As of March 31, 2013, we participate in four real estate ventures structured as DownREIT partnerships that have properties in Arkansas, California, North Carolina, Texas and Utah. As a general partner, we have operating and financial control over these ventures and consolidate them in our consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us in exchange for our common shares or an equivalent amount in cash. We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. No common shares were issued in exchange for any of these interests during the three months ended March 31, 2013 and 2012. The aggregate redemption value of these interests was approximately $49 million and $42 million as of March 31, 2013 and December 31, 2012, respectively.
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
As of March 31, 2013, we have entered into commitments aggregating $91.1 million comprised principally of construction contracts which are generally due in 12 to 36 months.
We are also involved in various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, any additional liability, if any, will not have a material effect on our consolidated financial statements.

Note 17. Variable Interest Entities
Consolidated VIEs:
Two of our real estate joint ventures whose activities principally consist of owning and operating 30 neighborhood/community shopping centers, located in Florida, Georgia, North Carolina, Tennessee and Texas, were determined to be VIEs. Based on a financing agreement that is guaranteed solely by us for tax planning purposes at one entity and an agreement providing for guaranteed distributions until certain transactions have settled, in addition to, a loan guaranty provided solely by us at the other entity, we have determined that we are the primary beneficiary in both instances and have consolidated these joint ventures.
A summary of our consolidated VIEs is as follows (in thousands):

	March 31, 2013	December 31, 2012
Maximum Risk of Loss (1)	$128,473	$111,305
Assets held by VIEs	250,133	257,374
Assets held as collateral for debt	241,803	246,486
_______________

(1)	The maximum risk of loss has been determined to be limited to our debt exposure for each real estate joint venture.
Restrictions on the use of these assets are significant because they serve as collateral for the VIEs’ debt, and we would generally be required to obtain our partners’ approval in accordance with the joint venture agreements for any major transactions. Transactions with these joint ventures on our consolidated financial statements have been limited to changes in noncontrolling interests and reductions in debt from our partners’ contributions. We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required including operating cash shortfalls and unplanned capital expenditures. We have not provided any additional support to the VIEs as of March 31, 2013.
Unconsolidated VIEs:
At March 31, 2013 and December 31, 2012, two unconsolidated real estate joint ventures were determined to be VIEs through the issuance of secured loans, of which $20.8 million of debt associated with a tenancy-in-common arrangement is recorded in our Condensed Consolidated Balance Sheet, since the lenders have the ability to make decisions that could have a significant impact on the success of the entities. A summary of our unconsolidated VIEs is as follows (in thousands):

	March 31, 2013	December 31, 2012
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$29,969	$29,628
Maximum Risk of Loss (2)	32,719	32,990
_______________

(1)	The carrying amount of the investments represents our contributions to the real estate joint ventures net of any distributions made and our portion of the equity in earnings of the joint ventures.

(2)	The maximum risk of loss has been determined to be limited to our debt exposure for each real estate joint venture.
We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls and unplanned capital expenditures, under which additional contributions may be required.

Note 18. Business Combinations
During 2012, we acquired four shopping centers located in California, Georgia, Maryland and Texas, and we consolidated a partner's 79.6% interest in an unconsolidated tenancy-in-common arrangement related to a property in Louisiana. The following table summarizes the transactions related to these acquisitions, including the assets acquired and liabilities assumed as indicated (in thousands):

	December 31, 2012
Fair value of our equity interest before acquisition	$3,825
Fair value of consideration transferred	218,481	(1)
Amounts recognized for assets and liabilities assumed:
Assets:
Property	$195,377
Unamortized debt and lease costs	36,787
Restricted deposits and mortgage escrows	395
Other, net	3,742
Liabilities:
Debt, net	(46,923)	(2)
Accounts payable and accrued expenses	(2,250)
Other, net	(5,899)
Total net assets	$181,229

Acquisition costs (included in operating expenses)	$1,391
Gain on acquisition	1,869
_______________

(1)	Includes assumption of debt totaling $37.8 million.

(2)	Represents the fair value of debt, which includes $6.3 million that was previously recorded.
The following table summarizes the pro forma impact of these transactions as if they had been consolidated or acquired on January 1, 2012, the earliest year presented, as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	Pro Forma 2013(1)	Pro Forma 2012(1)
Revenues	$131,681	$123,124
Net income	44,817	22,516
Net income attributable to common shareholders	33,668	12,206
Earnings per share – basic	0.28	0.10
Earnings per share – diluted	0.28	0.10

_______________

(1)	There are no non-recurring pro forma adjustments included within or excluded from the amounts in the preceding table.

Note 19. Fair Value Measurements
Recurring Fair Value Measurements:
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2013
Assets:
Investments in grantor trusts	$16,267			$16,267
Derivative instruments:
Interest rate contracts		$8,938		8,938
Total	$16,267	$8,938	$—	$25,205
Liabilities:
Derivative instruments:
Interest rate contracts		$2,874		$2,874
Deferred compensation plan obligations	$16,267			16,267
Total	$16,267	$2,874	$—	$19,141
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2012
Assets:
Investments in grantor trusts	$16,030			$16,030
Derivative instruments:
Interest rate contracts		$9,926		9,926
Total	$16,030	$9,926	$—	$25,956
Liabilities:
Derivative instruments:
Interest rate contracts		$768		$768
Deferred compensation plan obligations	$16,030			16,030
Total	$16,030	$768	$—	$16,798
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
No assets were measured at fair value on a nonrecurring basis at March 31, 2013. Assets measured at fair value on a nonrecurring basis at December 31, 2012, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Gains (Losses) (1)
Property (2)		$5,773	$13,906	$19,679	$(2,971)
Investment in real estate joint ventures and partnerships (3)		24,231		24,231	(6,608)
Total	$—	$30,004	$13,906	$43,910	$(9,579)
_______________

(1)	Total gains (losses) are reflected throughout 2012 and exclude impairments on disposed assets because they are no longer held by us.

(2)
In accordance with our policy of evaluating and recording impairments on the disposal of long-lived assets, property with a carrying amount of $22.4 million was written down to a fair value of $19.7 million less costs to sell of $.3 million, resulting in a loss of $3.0 million, which was included in earnings for the period. Management’s estimate of fair value of these properties was determined using a bona fide purchase offer for the Level 2 inputs. See the quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements table below.

(3)
Our net investment in real estate joint ventures and partnerships with a carrying amount of $30.8 million was written down to a fair value of $24.2 million, resulting in a loss of $6.6 million, which was included in earnings for the period. Management’s estimate of fair value of this investment was determined using the weighted average of the bona fide purchase offers received for the Level 2 inputs.

Fair Value Disclosures:
Unless otherwise described below, short-term financial instruments and receivables are carried at amounts which approximate their fair values based on their highly-liquid nature, short-term maturities and/or expected interest rates for similar instruments.
Schedule of our fair value disclosures is as follows (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value Using Significant Unobservable Inputs (Level 3)	Carrying Value	Fair Value Using Significant Unobservable Inputs (Level 3)
Notes receivable from real estate joint ventures and partnerships	$89,013	$92,719	$89,776	$93,572
Tax increment revenue bonds	25,850	25,850	26,505	26,505
Debt:
Fixed-rate debt	2,179,715	2,294,471	1,992,599	2,094,122
Variable-rate debt	143,905	155,250	211,431	223,759

The quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements as of March 31, 2013 and December 31, 2012 reported in the above tables, is as follows:

Description	Fair Value at			Unobservable Inputs	Range
	March 31, 2013	December 31, 2012			Minimum		Maximum
	(in thousands)		Valuation Technique		2013	2012	2013	2012
Property	$—	$13,906	Broker valuation estimate	Indicative bid (1)
			Bona fide purchase offers	Contract price (1)
			Discounted cash flows	Discount rate				10.0%
				Capitalization rate		9.3%		9.5%
				Holding period (years)				1
				Expected future inflation rate (2)				3.0%
				Market rent growth rate (2)				3.0%
				Expense growth rate (2)				3.0%
				Vacancy rate (2)				5.0%
				Renewal rate (2)				75.0%
				Average market rent rate (2)				$10.52
				Average leasing cost per square foot (2)				$16.50
Notes receivable from real estate joint ventures and partnerships	92,719	93,572	Discounted cash flows	Discount rate			2.7%	3.0%
Tax increment revenue bonds	25,850	26,505	Discounted cash flows	Discount rate			7.5%	7.5%
				Expense growth rate	1.0%	1.0%	2.0%	4.0%
				Expected future inflation rate	1.0%	1.0%	2.0%	2.0%
Fixed-rate debt	2,294,471	2,094,122	Discounted cash flows	Discount rate	1.5%	1.1%	6.0%	6.5%
Variable-rate debt	155,250	223,759	Discounted cash flows	Discount rate	2.4%	1.4%	5.0%	5.0%
_______________

(1)	These fair values were developed by third parties, subject to our corroboration for reasonableness.

(2)	Only applies to one property valuation.

*****

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. As described in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) disruptions in financial markets, (ii) general economic and local real estate conditions, (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iv) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates, (vii) the availability of suitable acquisition opportunities, (viii) the ability to dispose properties, (ix) changes in expected development activity, (x) increases in operating costs, (xi) tax matters, including failure to qualify as a real estate investment trust, and (xii) investments through real estate joint ventures and partnerships, which involve risks not present in investments in which we are the sole investor. Accordingly, there is no assurance that our expectations will be realized. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
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
Executive Overview
Weingarten Realty Investors is a REIT organized under the Texas Business Organizations Code. We, and our predecessor entity, began the ownership and development of shopping centers and other commercial real estate in 1948. Our primary business is leasing space to tenants in the shopping centers we own or lease. We also provide property management services for which we charge fees for either joint ventures where we are partners or for other outside owners.
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 53.0 million square feet of gross leasable area, that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 3.1% of total rental revenues during the first three months of 2013.
Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers within the United States. Currently, we are focused on three strategic initiatives: (1) improving operations, (2) recycling capital to improve our portfolio and (3) maintaining a strong, flexible consolidated balance sheet. We believe these initiatives will continue to keep our portfolio of properties in the forefront of being among the strongest in our sector.
Under our capital recycling plan, we continue to dispose of non-core operating properties, which provides capital for growth opportunities and strengthens our operating fundamentals. During the first quarter of 2013, we successfully disposed of real estate assets with aggregate gross sales proceeds totaling $15.7 million, both directly or through our interest in real estate joint ventures or partnerships. This program is ongoing, and we expect to complete dispositions in the range of $200 million to $300 million in 2013. We have approximately $100.1 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close.

As we are generally selling lower tier, non-core assets, potential buyers looking to finance such acquisitions may find access to capital an issue. Even with these conditions, we continue to believe we will successfully execute our disposition plan; although weaknesses in the secured lending markets or a downturn in the economy could impact our ability to execute this plan.
We continue to actively seek acquisitions and new development opportunities to grow our operations. During the first quarter of 2013, we have been able to close on an acquisition totaling $18.0 million. Despite substantial competition for quality opportunities, we will continue to identify select acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. For 2013, we expect to invest in acquisitions and new developments in a range similar to our dispositions of $200 million to $300 million.
We strive to maintain a strong, conservative capital structure which provides ready access to a variety of attractive long and short-term capital sources. We carefully balance lower cost short-term financing with long-term liabilities associated with acquired or developed long-term assets. In March 2013, we issued $300 million of 3.5% senior unsecured notes maturing in 2023. This offering allowed us to repay amounts outstanding under our revolving credit facility, which included borrowings used to redeem $75.0 million of our 6.75% Series D Cumulative Redeemable Preferred Shares and $63.0 million of fixed-rate medium term notes.
Subsequent to March 31, 2013, we amended our $500 million unsecured revolving credit facility. The amendment reduces the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, by 10 and five basis points, respectively. In addition, the unsecured revolving credit facility's maturity date has been extended to 2017 with options to extend up to an additional year. These transactions continue to strengthen our consolidated balance sheet and further enhance our access to various sources of capital, while reducing our cost of capital. While the availability of capital has improved over the past year, there can be no assurance that favorable pricing and availability will not deteriorate in the future.
At March 31, 2013, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 288 developed income-producing properties and two properties under various stages of construction and development. The total number of centers includes 286 neighborhood and community shopping centers and four other operating properties located in 21 states spanning the country from coast to coast.
We also owned interests in 38 parcels of land held for development that totaled approximately 27.5 million square feet at March 31, 2013.
We had approximately 6,800 leases with 4,500 different tenants at March 31, 2013. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including real estate taxes, and additional rent payments based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. Through this challenging economic environment, we believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.

Operational Metrics
In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. Below are performance metrics associated with our signed occupancy, same property net operating income ("SPNOI") growth and leasing activity on a pro rata basis.

	March 31,
	2013	2012
Anchor (represents any tenant at least 10,000 square feet)	97.1%	97.4%
Non-Anchor	88.2%	86.8%
Total Occupancy	93.7%	91.7%

Three Months Ended March 31, 2013
SPNOI Growth (1)	3.9%
_______________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to operating income within this section of Item 2.

	Number of Leases	Square Feet ('000's)	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Leasing Activity:
Three Months Ended March 31, 2013
New leases (1)	67	146	$19.67	$18.94	$6.79	3.9%
Renewals	239	994	15.30	14.72	0.07	3.9%
Not comparable spaces	75	230	—	—	—	—%
Total	381	1,370	$15.86	$15.26	$0.93	3.9%
_______________

(1)	Average lease commissions per square foot for the three months ended March 31, 2013 were $3.18.
The operating metrics of our portfolio continue to strengthen in 2013 as we focus on increasing occupancy and SPNOI. Our portfolio delivered solid operating results with:

•	an increase in occupancy of 2% over the first quarter of 2012 primarily as a result of our disposition program;

•	an increase of 1.4% in non-anchor shop (spaces less than 10,000 square feet) occupancy over the first quarter of 2012;

•	an increase of 3.9% in SPNOI over 2012; and

•	rental rate increases for 2013 of 3.9%.
While we will continue to monitor the economy and the effects on our tenants, we believe the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio will allow us to further increase occupancy levels as we move through 2013, assuming no bankruptcies by multiple national or regional tenants. A stabilization in economic conditions and a reduction in quality retail space available contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases. While we have achieved strong growth in both rental rates and SPNOI during the first quarter of 2013, maintaining this level of positive operating performance through the remainder of 2013 is not assured. Leasing volume is anticipated to decline as we have less vacant space available for leasing and are experiencing reductions in tenant fallout.
New Development
At March 31, 2013, we had two properties in various stages of construction and development. We have funded $61.7 million to date on these projects, and we estimate our aggregate net investment upon completion to be $97.2 million.

Overall, the average projected stabilized return on investment for these properties is approximately 7.9% upon completion.
We have approximately $121.5 million in land held for development at March 31, 2013. While we are experiencing a greater interest than previous years from retailers and other market participants in our land held for development, opportunities for economically viable developments remain scarce. We continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains very challenging.
Acquisitions and Joint Ventures
Acquisitions are a key component of our long-term strategy. The availability of quality acquisition opportunities in the market remains sporadic. Competition for the highest quality core properties is intense which has, in many cases, driven pricing to pre-recession highs. We remain disciplined in approaching these opportunities, pursuing only those that provide appropriate risk-adjusted returns.
Dispositions
Dispositions are also a key component of our ongoing management process where we selectively prune properties from our portfolio that no longer meet our geographic or growth targets. Dispositions provide capital, which may be recycled into properties that have high barrier-to-entry locations within high growth metropolitan markets, and thus have higher long-term growth potential. Additionally, proceeds from dispositions may be used to reduce outstanding debt, further deleveraging our consolidated balance sheet. Over time, we expect this will produce a portfolio with higher occupancy rates and stronger revenue growth.

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
A disclosure of our critical accounting policies which affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2012 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to our critical accounting policies during 2013, and there are no accounting pronouncements that have been issued, but not yet adopted, that we believe will have a material impact to our consolidated financial statements.

Results of Operations
Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012
The following table is a summary of certain items from our Condensed Consolidated Statements of Operations and Comprehensive Income, which we believe represent items that significantly changed during the first quarter of 2013 as compared to the same period in 2012:

	Three Months Ended March 31,
	2013	2012	Change	% Change
Revenues	$131,681	$118,802	$12,879	10.8%
Depreciation and amortization	39,719	33,231	6,488	19.5
Operating expenses	25,356	22,419	2,937	13.1
Real estate taxes, net	15,202	13,810	1,392	10.1
Impairment loss	56	6,852	(6,796)	(99.2)
General and administrative expenses	6,667	8,307	(1,640)	(19.7)
Interest expense, net	17,952	31,297	(13,345)	(42.6)
Gain on sale of real estate joint venture and partnerships interests	11,509	5,562	5,947	106.9
Revenues
The increase in revenues of $12.9 million is attributable to an increase in net rental revenues from acquisitions and new development completions, which contributed $6.0 million, as well as increases in occupancy and rental rates.
Depreciation and Amortization
The increase of $6.5 million is attributable primarily to acquisitions, new development completions and other capital activities.
Operating Expenses
The increase in operating expenses of $2.9 million is primarily attributable to operating expenses associated with acquisitions and new development completions, which totaled $.9 million and $.1 million, respectively.
Real Estate Taxes, net
The increase in real estate taxes, net of $1.4 million is primarily attributable to rate and valuation changes, as well as acquisitions and new development completions.
Impairment Loss
The decrease in impairment loss of $6.8 million is primarily attributable to the $6.6 million loss in 2012 associated with an equity interest in an unconsolidated real estate joint venture that owned industrial properties.
General and Administrative Expenses
The decrease in general and administrative expenses of $1.6 million is primarily attributable to a reduction in personnel and a decrease in share-based compensation associated with retirement eligible employees.

Interest Expense, net
Net interest expense decreased $13.3 million or 42.6%. The components of net interest expense were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Gross interest expense	$28,384	$32,183
Over-market mortgage adjustment	(9,863)	(103)
Capitalized interest	(569)	(783)
Total	$17,952	$31,297
Gross interest expense totaled $28.4 million in the first quarter of 2013, down $3.8 million or 11.8% from the first quarter of 2012. The decrease in gross interest expense results from a reduction in both interest rates and the weighted average debt outstanding as a result of refinancing notes and mortgages through the revolving credit facility by means of proceeds from dispositions and two issuances of 10-year notes each totaling $300 million. In the first quarter of 2013, the weighted average debt outstanding was $2.2 billion at a weighted average interest rate of 5.1% as compared to $2.5 billion outstanding at a weighted average interest rate of 5.2% in 2012. The increase in the over-market mortgage adjustment of $9.8 million is attributable primarily to a $9.7 million write-off of an above-market mortgage intangible from the early payoff of the associated mortgage.
Gain on Sale of Real Estate Joint Venture and Partnership Interests
The gain in the first quarter of 2013 is attributable to the liquidation of an unconsolidated real estate joint venture that owned industrial properties, while the gain in the first quarter of 2012 was associated with the sale of an interest in three unconsolidated real estate joint ventures.

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

As of March 31, 2013, we had an available balance of $497.6 million under our revolving credit facility, and our remaining debt maturities for 2013 total $247.5 million. In 2013, we issued $300 million of 3.5% senior unsecured notes maturing in 2023. Proceeds from this offering allowed us to reduce amounts outstanding under our revolving credit facility, which included borrowings used to redeem our 6.75% Series D Cumulative Redeemable Preferred Shares in an amount of $75.0 million and $63.0 million of fixed-rate medium term notes. Subsequent to March 31, 2013, we amended our $500 million unsecured revolving credit facility. The amendment reduces the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, by 10 and five basis points, respectively. In addition, the maturity date has been extended to 2017 with options to extend up to an additional year.
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
During 2013, aggregate gross sales proceeds from our dispositions totaled $15.7 million. Operating cash flows from discontinued operations are included in net cash from operating activities in our Condensed Consolidated Statements of Cash Flows, while proceeds from discontinued operations are included as investing activities. At March 31, 2013, discontinued operations represent .2% of our net cash from operating activities, and we would expect future net cash from operating activities to decrease accordingly when compared to prior periods.
We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. Off balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $466.1 million, of which our ownership percentage is $177.7 million at March 31, 2013. Scheduled principal mortgage payments on this debt, excluding non-cash related items totaling $1.3 million, at 100% are as follows (in millions):

2013 remaining	$32.5
2014	108.9
2015	40.9
2016	97.1
2017	56.3
Thereafter	129.1
Total	$464.8
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
Investing Activities:
Acquisitions
During the first quarter of 2013, we acquired one center for approximately $18.0 million.
Dispositions
During the first quarter of 2013, we sold one center and four real estate assets through our interests in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions totaled $15.7 million and generated gains of $.2 million. Also, we realized an $11.5 million gain associated with the liquidation of an unconsolidated real estate joint venture that owned industrial properties.
New Development
At March 31, 2013, we had two projects under various stages of construction and development with a total square footage of approximately .6 million, of which we have funded $61.7 million to date on these projects. Upon completion, we expect our aggregate net investment in these properties to be $97.2 million.

Our new development projects are financed initially under our revolving credit facility, as it is our practice not to use third party construction financing. Management monitors amounts outstanding under our revolving credit facility and periodically pays down such balances using cash generated from operations, from debt issuances, from common and preferred share issuances and from the disposition of properties.
Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Acquisitions	$19,299	$25,377
Tenant Improvements	6,128	9,556
New Development	3,968	5,069
Redevelopment	200	1,131
Other	3,626	3,232
Total	$33,221	$44,365
For 2013, we anticipate our acquisitions to total between $175 million and $225 million. We anticipate our 2013 tenant improvement expenditures to be comparable with 2012. Our new development investment for 2013 is estimated to be approximately $25 million to $75 million. Further, we have entered into commitments aggregating $91.1 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our revolving credit facility.
Financing Activities:
Debt
Total debt outstanding was $2.3 billion at March 31, 2013 and included $2.2 billion on which interest rates are fixed and $143.9 million, including the effect of $117.7 million of interest rate contracts, which bears interest at variable rates. Additionally, of our total debt, $884.8 million was secured by operating properties while the remaining $1.4 billion was unsecured.
At March 31, 2013, we have a $500 million unsecured revolving credit facility which expires in September 2015 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. The borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, are 125 and 25 basis points, respectively. The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million.
Subsequent to March 31, 2013, we amended our $500 million unsecured revolving credit facility. The amendment reduces the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, by 10 and five basis points, respectively. In addition, the maturity date has been extended to 2017 with options to extend up to an additional year. As of April 30, 2013, we had no amounts outstanding, and the available balance was $497.6 million, net of $2.4 million in outstanding letters of credit.
We also have an agreement with a bank for an unsecured and uncommitted overnight facility totaling $99 million that we maintain for cash management purposes. The facility provides for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin based on market liquidity. As of April 30, 2013, we had no amounts outstanding under this facility.
For the three months ended March 31, 2013, the maximum balance and weighted average balance outstanding under both facilities combined were $265.5 million and $115.0 million, respectively, at a weighted average interest rate of 1.1%.
In March 2013, we issued $300 million of 3.5% senior unsecured notes maturing in 2023. This transaction allowed us to reduce amounts outstanding under our revolving credit facility, which included borrowings used to redeem our 6.75% Series D Cumulative Redeemable Preferred Shares in an amount of $75.0 million and $63.0 million of fixed-rate medium term notes.

Our five most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios. We believe we were in full compliance with our public debt and revolving credit facility covenants as of March 31, 2013.
Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at March 31, 2013:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	45.6%
Secured Debt to Asset Ratio	Less than 40.0%	17.3%
Annual Service Charge Ratio	Greater than 1.5	3.2
Unencumbered Asset Test	Greater than 150%	232.0%
At March 31, 2013, we had four interest rate contracts with an aggregate notional amount of $117.7 million that were designated as fair value hedges and convert fixed interest payments at rates ranging from 4.2% to 7.5% to variable interest payments ranging from .3% to 4.3%.
At March 31, 2013, we had three interest rate contracts with an aggregate notional amount of $26.3 million that were designated as cash flow hedges. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
Also, at March 31, 2013, we had three forward-starting contracts with an aggregate notional amount of $150.0 million hedging future fixed-rate debt issuances. These contracts are effective in January 2014, mature in January 2024 and fix the 10-year swap rates at 2.4%.
We could be exposed to losses in the event of nonperformance by the counter-parties related to our interest rate contracts; however, management believes such nonperformance is unlikely.
Equity
In February 2013, our Board of Trust Managers approved an increase in our quarterly dividend rate for our common shares from $.290 to $.305 per share commencing with the first quarter 2013 distribution. Common and preferred dividends paid totaled $44.1 million during the first quarter of 2013. Our dividend payout ratio (as calculated as dividends paid on common shares divided by funds from operations (“FFO”) - basic) for the first quarter of 2013 was approximately 56.6%, which is inclusive of non-cash transactions including impairment charges and other non-cash items.
In March 2013, we redeemed our 6.75% Series D Cumulative Redeemable Preferred Shares with a redemption value of $75.0 million. The funding of this redemption was under our revolving credit facility.
On May 6, 2013, we called a portion of our 6.5% Series F Cumulative Redeemable Preferred Shares with a redemption value of $200 million, which will settle on June 5, 2013.
We have an effective universal shelf registration statement which expires in October 2014. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.

Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $91.1 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of March 31, 2013 (in thousands):

	Remaining
	2013	2014	2015	2016	2017	Thereafter	Total
Mortgages and Notes Payable (1)
Unsecured Debt	$166,348	$358,059	$127,930	$112,139	$55,175	$880,321	$1,699,972
Secured Debt	172,415	202,499	217,287	171,047	130,786	157,038	1,051,072
Lease Payments	2,735	3,403	3,187	3,068	2,890	132,052	147,335
Other Obligations (2)	30,545	33,526	25	25	—	—	64,121
Total Contractual Obligations	$372,043	$597,487	$348,429	$286,279	$188,851	$1,169,411	$2,962,500

_______________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at March 31, 2013, excluding the effect of interest rate swaps. Also, excludes a $74.1 million debt service guaranty liability.

(2)
Other obligations include income and real estate tax payments, commitments associated with our secured debt and other employee payments. Included in 2013, is the estimated contribution to our retirement plan, which meets or exceeds the minimum statutory funding requirements. See Note 14 for additional information.

Related to our investment in a development project in Sheridan, Colorado, we, our joint venture partner and the joint venture have each provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Agency issued $74.1 million of Series A bonds used for an urban renewal project. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our consolidated financial statements as of March 31, 2013.

Off Balance Sheet Arrangements
As of March 31, 2013, none of our off balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $2.4 million were outstanding under the revolving credit facility at March 31, 2013.
We have entered into several unconsolidated real estate joint ventures and partnerships. Under many of these agreements, we and our joint venture partners are required to fund operating capital upon shortfalls in working capital. We have also committed to fund the capital requirements of new development joint ventures. As operating manager of most of these entities, we have considered these funding requirements in our business plan.
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

As of March 31, 2013, two unconsolidated real estate joint ventures were determined to be VIEs through the issuance of secured loans, since the lenders have the ability to make decisions that could have a significant impact on the profitability of the entities. Our maximum risk of loss associated with these VIEs was limited to $32.7 million at March 31, 2013.
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

FFO is calculated as follows (in thousands):

	Three Months Ended March 31,
	2013	2012 (1)
Net income attributable to common shareholders	$33,668	$12,328
Depreciation and amortization	38,671	37,619
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	4,493	5,644
Impairment of operating properties and real estate equity investments	292	9,779
Impairment of operating properties of unconsolidated real estate joint ventures and partnerships	363	—
Gain on sale of property and interests in real estate equity investments	(11,647)	(9,573)
Gain on sale of property of unconsolidated real estate joint ventures and partnerships	(243)	—
Funds from operations – basic	65,597	55,797
Income attributable to operating partnership units	445	431
Funds from operations – diluted	$66,042	$56,228

Weighted average shares outstanding – basic	121,058	120,481
Effect of dilutive securities:
Share options and awards	1,165	960
Operating partnership units	1,556	1,584
Weighted average shares outstanding – diluted (2)	123,779	123,025

Funds from operations per share – basic	$0.54	$0.46

Funds from operations per share – diluted	$0.53	$0.46
______________________

(1)	Prior years’ results were restated to conform to the current year presentation by applying NAREIT's methodology regarding operating partnership units.

(2)
The weighted average common shares used to compute FFO per diluted common share includes operating partnership units that were excluded from the computation of diluted earnings per share. Conversion of these operating partnership units is dilutive in the computation of FFO per diluted common share, but is anti-dilutive for the computation of diluted earnings per share for the periods presented.

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

Three Months Ended March 31, 2013
Beginning of the period	261
Properties added:
Acquisitions	7
New Developments	8
Redevelopments	3
Properties removed:
Dispositions	(4)
Redevelopments	—
End of the period	275
We calculate SPNOI using operating income as defined by GAAP excluding property management fees, certain non-cash revenues and expenses such as straight-line rental revenue and the related reversal of such amounts upon early lease termination, depreciation, amortization, impairment losses, general and administrative expenses, acquisition costs and other one-time items such as lease cancellation income, environmental abatement costs and demolition expenses. Consistent with the capital treatment of such costs under GAAP, tenant improvements, leasing commissions and other direct leasing costs are excluded from SPNOI. A reconciliation of operating income to SPNOI is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Operating Income	$44,681	$34,183
Less:
Revenue adjustments (1)	948	821
Add:
Property management fees	1,017	905
Depreciation and amortization	39,719	33,231
Impairment loss	56	6,852
General and administrative	6,667	8,307
Acquisition costs	285	336
Other (2)	187	121
Net Operating Income	91,664	83,114
Less: NOI related to consolidated entities not defined as same property and noncontrolling interests	(12,217)	(6,818)
Add: Pro rata share of unconsolidated entities defined as same property	10,594	10,397
Same Property Net Operating Income	$90,041	$86,693
_______________

(1)	Revenue adjustments consist primarily of straight-line rentals and lease cancellation income.

(2)	Other includes items such as environmental abatement costs and demolition expenses.

Newly Issued Accounting Pronouncements
In February 2013, the FASB issued ASU No. 2013-04, "Obligations resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date." This ASU requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of (1) the amount the reporting entity has agreed to pay in accordance to the arrangement and (2) any additional amounts the reporting entity expects to pay on behalf of its co-obligors. Additional disclosures on the nature and amounts of the obligation will also be required. The provisions of ASU No. 2013-04 are effective for us on January 1, 2014, and are required to be applied retrospectively. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At March 31, 2013, we had fixed-rate debt of $2.2 billion and variable-rate debt of $143.9 million, after adjusting for the net effect of $117.7 million notional amount of interest rate contracts. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $1.4 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $3.7 million and $101.6 million, respectively.

ITEM 4.    Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2013. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.
There has been no change to our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
ITEM 1.    Legal Proceedings
We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the amounts involved, our management and counsel believe that when such litigation is resolved, our resulting liability, if any, will not have a material effect on our consolidated financial statements.

ITEM 1A.  Risk Factors
We have no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
Joe D. Shafer
Senior Vice President/Chief Accounting Officer
(Principal Accounting Officer)
DATE: May 7, 2013

EXHIBIT INDEX

(a)		Exhibits:

4.1	—	Form of 3.50% Senior Note due 2023 (filed as Exhibit 4.1 to WRI's Form 8-K on March 22, 2013 and incorporated herein by reference).
10.1*	—	Amendment Agreement dated April 18, 2013 of the Amended and Restated Credit Agreement dated September 30, 2011.
10.2*	—
Fourth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2013.

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