Form 10-Q
period 2013-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2013-08-07
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ☐             NO ☒
As of July 31, 2013, there were 121,931,645 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rentals, net	$127,828	$116,013	$251,890	$227,951
Other	3,749	2,584	6,389	5,262
Total	131,577	118,597	258,279	233,213
Expenses:
Depreciation and amortization	38,190	32,465	76,895	64,731
Operating	25,003	22,906	49,452	44,520
Real estate taxes, net	15,444	13,976	30,104	27,268
Impairment loss	165	2,536	221	9,388
General and administrative	6,194	6,378	12,861	14,685
Total	84,996	78,261	169,533	160,592
Operating Income	46,581	40,336	88,746	72,621
Interest Expense, net	(28,772)	(28,628)	(46,175)	(59,359)
Interest and Other Income, net	2,098	582	3,924	2,968
Gain on Sale of Real Estate Joint Venture and Partnership Interests	83	—	11,592	5,562
Equity in Earnings (Losses) of Real Estate Joint Ventures and Partnerships, net	4,729	(15,695)	9,342	(11,620)
(Provision) Benefit for Income Taxes	(197)	279	(33)	313
Income (Loss) from Continuing Operations	24,522	(3,126)	67,396	10,485
Operating Income from Discontinued Operations	1,379	4,539	3,180	9,492
Gain on Sale of Property from Discontinued Operations	78,012	31,264	78,012	34,898
Income from Discontinued Operations	79,391	35,803	81,192	44,390
Gain on Sale of Property	265	84	407	524
Net Income	104,178	32,761	148,995	55,399
Less: Net Income Attributable to Noncontrolling Interests	(37,742)	(1,342)	(39,209)	(2,783)
Net Income Adjusted for Noncontrolling Interests	66,436	31,419	109,786	52,616
Dividends on Preferred Shares	(5,313)	(8,869)	(12,753)	(17,738)
Redemption Costs of Preferred Shares	(15,702)	—	(17,944)	—
Net Income Attributable to Common Shareholders	$45,421	$22,550	$79,089	$34,878
Earnings Per Common Share - Basic:
Income (loss) from continuing operations attributable to common shareholders	$0.02	$(0.10)	$0.29	$(0.07)
Income from discontinued operations	0.35	0.29	0.36	0.36
Net income attributable to common shareholders	$0.37	$0.19	$0.65	$0.29
Earnings Per Common Share - Diluted:
Income (loss) from continuing operations attributable to common shareholders	$0.02	$(0.10)	$0.29	$(0.07)
Income from discontinued operations	0.35	0.29	0.36	0.36
Net income attributable to common shareholders	$0.37	$0.19	$0.65	$0.29
Comprehensive Income:
Net Income	$104,178	$32,761	$148,995	$55,399
Other Comprehensive Income:
Net unrealized gain (loss) on derivatives	9,135	(148)	7,028	(132)
Amortization of loss on derivatives	666	662	1,322	1,321
Retirement liability adjustment	364	—	729	—
Total	10,165	514	9,079	1,189
Comprehensive Income	114,343	33,275	158,074	56,588
Comprehensive Income Attributable to Noncontrolling Interests	(37,742)	(1,342)	(39,209)	(2,783)
Comprehensive Income Adjusted for Noncontrolling Interests	$76,601	$31,933	$118,865	$53,805
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Property	$4,373,891	$4,399,850
Accumulated Depreciation	(1,052,585)	(1,040,839)
Property Held for Sale, net	8,698	—
Property, net *	3,330,004	3,359,011
Investment in Real Estate Joint Ventures and Partnerships, net	285,666	289,049
Total	3,615,670	3,648,060
Notes Receivable from Real Estate Joint Ventures and Partnerships	85,004	89,776
Unamortized Debt and Lease Costs, net	140,938	135,783
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $11,071 in 2013 and $12,127 in 2012) *	70,572	79,540
Cash and Cash Equivalents *	23,374	19,604
Restricted Deposits and Mortgage Escrows	9,490	44,096
Other, net	174,266	167,925
Total Assets	$4,119,314	$4,184,784
LIABILITIES AND EQUITY
Debt, net *	$2,350,762	$2,204,030
Accounts Payable and Accrued Expenses	107,173	119,699
Other, net	110,029	120,900
Total Liabilities	2,567,964	2,444,629
Commitments and Contingencies	—	—
Equity:
Shareholders’ Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued; no shares outstanding in 2013 and 100 shares outstanding in 2012; liquidation preference $75,000 in 2012	—	3
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 140 shares issued; 60 shares outstanding in 2013 and 140 shares outstanding in 2012; liquidation preference $150,000 in 2013 and $350,000 in 2012	2	4
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 121,931 in 2013 and 121,505 in 2012	3,683	3,663
Additional Paid-In Capital	1,689,278	1,934,183
Net Income Less Than Accumulated Dividends	(331,208)	(335,980)
Accumulated Other Comprehensive Loss	(15,664)	(24,743)
Total Shareholders’ Equity	1,346,091	1,577,130
Noncontrolling Interests	205,259	163,025
Total Equity	1,551,350	1,740,155
Total Liabilities and Equity	$4,119,314	$4,184,784
* Consolidated Variable Interest Entities' Assets and Liabilities included in the above balances (See Note 17):
Property, net	$211,663	$226,685
Accrued Rent and Accounts Receivable, net	4,719	8,095
Cash and Cash Equivalents	12,043	11,706
Debt, net	210,871	276,420
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Six Months Ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net Income	$148,995	$55,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,607	73,359
Amortization of deferred financing costs, net	(8,747)	316
Impairment loss	457	15,074
Equity in (earnings) losses of real estate joint ventures and partnerships, net	(9,342)	11,620
Gain on sale of real estate joint venture and partnership interests	(11,592)	(5,562)
Gain on sale of property	(78,419)	(35,422)
Distributions of income from real estate joint ventures and partnerships, net	1,723	1,562
Changes in accrued rent and accounts receivable, net	6,266	10,064
Changes in other assets, net	(12,844)	(15,193)
Changes in accounts payable, accrued expenses and other liabilities, net	(7,710)	(9,458)
Other, net	3,911	7,686
Net cash provided by operating activities	111,305	109,445
Cash Flows from Investing Activities:
Acquisition of real estate and land	(54,753)	(116,960)
Development and capital improvements	(30,644)	(45,585)
Proceeds from sale of property and real estate equity investments, net	155,862	419,370
Change in restricted deposits and mortgage escrows	34,606	(22,010)
Notes receivable from real estate joint ventures and partnerships and other receivables:
Advances	(289)	(4,865)
Collections	6,282	73,563
Real estate joint ventures and partnerships:
Investments	(17,698)	(7,129)
Distributions of capital	19,201	7,568
Other, net	(899)	—
Net cash provided by investing activities	111,668	303,952
Cash Flows from Financing Activities:
Proceeds from issuance of debt	300,584	—
Principal payments of debt	(199,672)	(384,116)
Changes in unsecured credit facilities	38,500	62,500
Proceeds from issuance of common shares of beneficial interest, net	5,569	3,212
Repurchase of preferred shares of beneficial interest	(275,000)	—
Common and preferred dividends paid	(86,639)	(86,704)
Debt issuance costs paid	(4,693)	(1,685)
Distributions to noncontrolling interests	(8,241)	(7,333)
Contributions from noncontrolling interests	10,182	2,123
Other, net	207	61
Net cash used in financing activities	(219,203)	(411,942)
Net increase in cash and cash equivalents	3,770	1,455
Cash and cash equivalents at January 1	19,604	13,642
Cash and cash equivalents at June 30	$23,374	$15,097
Interest paid during the period (net of amount capitalized of $1,104 and $1,594, respectively)	$52,508	$61,959
Income taxes paid during the period	$1,860	$1,548
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2012	$8	$3,641	$1,983,978	$(304,504)	$(27,743)	$168,202	$1,823,582
Net income				52,616		2,783	55,399
Shares issued under benefit plans		12	8,264				8,276
Dividends declared – common shares (1)				(70,278)			(70,278)
Dividends declared – preferred shares (2)				(16,426)			(16,426)
Distributions to noncontrolling interests						(7,333)	(7,333)
Contributions from noncontrolling interests						2,123	2,123
Other comprehensive income					1,189		1,189
Other, net			1,109	(1,312)		940	737
Balance , June 30, 2012	$8	$3,653	$1,993,351	$(339,904)	$(26,554)	$166,715	$1,797,269
Balance, January 1, 2013	$7	$3,663	$1,934,183	$(335,980)	$(24,743)	$163,025	$1,740,155
Net income				109,786		39,209	148,995
Redemption of Series D preferred shares	(3)		(72,755)	(2,242)			(75,000)
Redemption of Series F preferred shares	(2)		(184,296)	(15,702)			(200,000)
Shares issued under benefit plans		20	11,335				11,355
Dividends declared – common shares (1)				(74,317)			(74,317)
Dividends declared – preferred shares (2)				(12,322)			(12,322)
Distributions to noncontrolling interests						(8,241)	(8,241)
Contributions from noncontrolling interests						10,182	10,182
Other comprehensive income					9,079		9,079
Other, net			811	(431)		1,084	1,464
Balance, June 30, 2013	$2	$3,683	$1,689,278	$(331,208)	$(15,664)	$205,259	$1,551,350
_______________

(1)	Common dividend per share was $.610 and $.580 for the six months ended June 30, 2013 and 2012, respectively.

(2)
Series D preferred dividend per share was $13.08 and $25.31 for the six months ended June 30, 2013 and 2012, respectively. Series E preferred dividend per share was $86.88 for the six months ended June 30, 2012. Series F preferred dividend per share was $78.99 and $81.25 for the six months ended June 30, 2013 and 2012, respectively.

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
We operate a portfolio of neighborhood and community shopping centers, totaling approximately 51.5 million square feet of gross leaseable area, that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 3.2% of total rental revenues during the first six months of 2013. Total revenues less operating expenses and real estate taxes from continuing operations ("net operating income from continuing operations") generated by our properties located in Houston and its surrounding areas was 20.4% of total net operating income from continuing operations for the six months ended June 30, 2013, and an additional 7.5% of net operating income from continuing operations is generated from properties that are located in other parts of Texas.
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

Our restricted deposits and mortgage escrows consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Restricted cash (1)	$5,171	$36,944
Mortgage escrows	4,319	7,152
Total	$9,490	$44,096
_______________

(1)	The decrease between the periods presented is primarily attributable to the use of $30.7 million in a qualified escrow account associated with an acquisition in 2013.
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

	(Gain) Loss on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2012	$7,489		$17,254		$24,743
Amounts reclassified from other comprehensive income	(8,350)	(1)	(729)	(2)	(9,079)
Net other comprehensive income	(8,350)		(729)		(9,079)
Balance, June 30, 2013	$(861)		$16,525		$15,664
_______________

(1)	This reclassification component is included in interest expense, other assets and other liabilities (see Note 7 for additional information).

(2)	This reclassification component is included in the computation of net periodic benefit cost (see Note 14 for additional information).
Reclassifications
The reclassification of prior years’ operating results for certain properties classified as discontinued operations was made to conform to the current year presentation (see Note 10 and 12 for additional information). These items had no impact on previously reported net income, the consolidated balance sheet or cash flows.

Note 2. Newly Issued Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” which requires entities to provide new disclosures about offsetting and related arrangements for financial instruments and derivatives. The provisions of ASU No. 2011-11 were effective for us on January 1, 2013, and were required to be applied retrospectively. The adoption of this ASU did not materially impact our consolidated financial statements, but required additional disclosures.
In January 2013, the FASB issued ASU No. 2013-01, "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which amends the scope of ASU No. 2011-11 to apply only to entities with derivatives accounted for in accordance with Accounting Standard Code 815. The provisions of ASU No. 2013-01 were effective for us on January 1, 2013, and were required to be applied retrospectively. The adoption of this ASU did not materially impact our consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income if it is required to be reclassified to net income in its entirety. For other reclassified amounts, an entity is required cross-reference to other disclosures that provide additional detail about those amounts. The provisions of ASU No. 2013-02 were effective for us on January 1, 2013, and have been applied prospectively. The adoption of this ASU did not materially impact our consolidated financial statements, but required additional disclosures.

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
In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU amends current GAAP to require entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for net operating loss or other tax credit carryforwards when settlement is available under the tax law. The provisions of ASU 2013-11 are effective for us on January 1, 2014, and are required to be applied to all unrecognized tax benefits in existence. Retrospective application may be applied to prior reporting periods presented. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

Note 3. Property
Our property consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Land	$894,302	$881,156
Land held for development	121,030	121,294
Land under development	4,182	6,155
Buildings and improvements	3,294,883	3,325,793
Construction in-progress	59,494	65,452
Total	$4,373,891	$4,399,850
During the six months ended June 30, 2013, we acquired two centers for approximately $73.1 million.
During the six months ended June 30, 2013, we sold 10 centers and other property. Aggregate gross sales proceeds from these transactions approximated $152.5 million and generated gains of $78.4 million.
We classified one property as held for sale that consisted of property before accumulated depreciation totaling $11.8 million as of June 30, 2013, and no properties were classified as held for sale as of December 31, 2012. See Note 10 for additional information.

Note 4. Investment in Real Estate Joint Ventures and Partnerships
We own interests in real estate joint ventures or limited partnerships and have tenancy-in-common interests in which we exercise significant influence, but do not have financial and operating control. We account for these investments using the equity method, and our interests range from 20% to 75% for the 2013 periods presented and 10% to 75% for the 2012 periods presented. Combined condensed financial information of these ventures (at 100%) is summarized as follows (in thousands):

	June 30, 2013	December 31, 2012
Combined Condensed Balance Sheets
ASSETS
Property	$1,503,550	$1,631,694
Accumulated depreciation	(274,448)	(273,591)
Property, net	1,229,102	1,358,103
Other assets, net	155,258	161,344
Total	$1,384,360	$1,519,447
LIABILITIES AND SHAREHOLDERS' EQUITY
Debt, net (primarily mortgages payable)	$462,859	$468,841
Amounts payable to Weingarten Realty Investors and Affiliates	102,140	109,931
Other liabilities, net	33,267	34,157
Total	598,266	612,929
Accumulated equity	786,094	906,518
Total	$1,384,360	$1,519,447

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Combined Condensed Statements of Operations
Revenues, net	$41,099	$50,026	$83,260	$99,873
Expenses:
Depreciation and amortization	11,558	15,481	23,579	31,617
Interest, net	7,415	8,961	14,960	18,047
Operating	7,407	8,571	13,561	17,196
Real estate taxes, net	5,013	6,159	9,596	12,397
General and administrative	164	225	450	586
Provision for income taxes	86	95	148	168
Impairment loss	13	96,498	1,828	96,498
Total	31,656	135,990	64,122	176,509
Operating income (loss)	$9,443	$(85,964)	$19,138	$(76,636)

Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $6.0 million and $1.6 million at June 30, 2013 and December 31, 2012, respectively, are generally amortized over the useful lives of the related assets.
Our real estate joint ventures and partnerships have determined that the carrying amount of certain properties was not recoverable and that the properties should be written down to fair value. For the three and six months ended June 30, 2013, our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $13.0 thousand and $1.8 million, respectively, on various properties that have been marketed and sold during the period. There was $96.5 million of impairment recorded for the three and six months ended June 30, 2012.
Fees earned by us for the management of these real estate joint ventures and partnerships totaled $1.4 million and $1.6 million for the three months ended June 30, 2013 and 2012, respectively, and $2.8 million and $3.3 million for the six months ended June 30, 2013 and 2012, respectively.
During 2013, the final two industrial properties in an unconsolidated joint venture were sold. This joint venture was liquidated resulting in an $11.5 million gain on our investment. Also, two shopping centers were sold, and the gross sales proceeds from the disposition of these four properties totaled $11.7 million. Furthermore, we sold our 10% interest in two unconsolidated tenancy-in-common arrangements for approximately $8.9 million that we previously accounted for under the equity method.
During 2013, we acquired a 51% unconsolidated real estate joint venture interest in a shopping center for approximately $16.5 million.
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

Note 5. Notes Receivable from Real Estate Joint Ventures and Partnerships
We have ownership interests in a number of real estate joint ventures and partnerships. Notes receivable from these entities bear interest ranging from approximately 2.9% to 10.0% at June 30, 2013 and 2.9% to 16.0% at December 31, 2012. These notes are due at various dates through 2017 and are generally secured by underlying real estate assets.
We believe these notes are fully collectible, and no allowance has been recorded. Interest income recognized on these notes was $.6 million and $.7 million for the three months ended June 30, 2013 and 2012, respectively, and $1.3 million and $1.4 million for the six months ended June 30, 2013 and 2012, respectively.
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

Note 6. Debt
Our debt consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Debt payable to 2038 at 2.6% to 8.6% in 2013 and 2.6% to 8.8% in 2012	$2,150,132	$2,041,709
Unsecured notes payable under credit facilities	104,500	66,000
Debt service guaranty liability	74,075	74,075
Obligations under capital leases	21,000	21,000
Industrial revenue bonds payable to 2015 at 2.4%	1,055	1,246
Total	$2,350,762	$2,204,030
The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	June 30, 2013	December 31, 2012
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$2,103,023	$1,992,599
Variable-rate debt	247,739	211,431
Total	$2,350,762	$2,204,030
As to collateralization:
Unsecured debt	$1,540,756	$1,270,742
Secured debt	810,006	933,288
Total	$2,350,762	$2,204,030
We maintain a $500 million unsecured revolving credit facility, which was last amended on April 18, 2013. This facility expires in April 2017, provides for two consecutive six-month extensions upon our request and borrowing rates that float at a margin over LIBOR plus a facility fee. At June 30, 2013, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, are 115 and 20 basis points, respectively. The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million.
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

The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	June 30, 2013	December 31, 2012
Unsecured revolving credit facility:
Balance outstanding	$80,000	$30,000
Available balance	418,821	467,571
Letter of credit outstanding under facility	1,179	2,429
Variable interest rate (excluding facility fee)	1.0%	1.1%
Unsecured and uncommitted overnight facility:
Balance outstanding	$24,500	$36,000
Variable interest rate	1.5%	1.5%
Both facilities:
Maximum balance outstanding during the period	$265,500	$303,100
Weighted average balance	77,094	157,447
Year-to-date weighted average interest rate (excluding facility fee)	1.1%	1.3%
Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040, as extended by the Sheridan Redevelopment Agency (“Agency”) in April 2011. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. For both periods ended at June 30, 2013 and December 31, 2012, we had $74.1 million outstanding for the debt service guaranty liability.
On March 22, 2013, we issued $300 million of 3.5% senior unsecured notes maturing in 2023. The notes were issued at 99.53% of the principal amount with a yield to maturity of 3.56%. The net proceeds received of $296.6 million were used to reduce amounts outstanding under our $500 million unsecured revolving credit facility, which included borrowings used to redeem $75 million of our 6.75% Series D Cumulative Redeemable Preferred Shares. In addition, $63.0 million of fixed-rate medium term notes matured during 2013 at a weighted average interest rate of 5.6%.
Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At June 30, 2013 and December 31, 2012, the carrying value of such assets aggregated $1.4 billion and $1.5 billion, respectively.

Scheduled principal payments on our debt (excluding $104.5 million due under our credit facilities, $21.0 million of certain capital leases, $6.8 million fair value of interest rate contracts, $(2.4) million net premium/(discount) on debt, $3.1 million of non-cash debt-related items, and $74.1 million debt service guaranty liability) are due during the following years (in thousands):

2013 remaining	$149,879
2014	474,020
2015	275,678
2016	226,027
2017	141,864
2018	64,157
2019 (1)	153,380
2020	3,342
2021	2,278
2022	304,815
Thereafter	348,264
Total	$2,143,704
_______________

(1)	Includes $100 million of our 8.1% senior unsecured notes due 2019 which may be redeemed by us at any time on or after September 2014 at our option.
Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We believe we were in compliance with our public debt and revolving credit facility covenants as of June 30, 2013.

Note 7. Derivatives and Hedging
The fair value of all our interest rate contracts is reported as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
June 30, 2013	Other Assets, net	$13,620	Other Liabilities, net	$537
December 31, 2012	Other Assets, net	9,926	Other Liabilities, net	768

The gross presentation, the effects of offsetting under master netting agreements and the net presentation of our interest rate contracts is as follows (in thousands):

				Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2013
Assets	$13,620	$—	$13,620	$—	$—	$13,620
Liabilities	537	—	537	—	—	537

December 31, 2012
Assets	9,926	—	9,926	—	—	9,926
Liabilities	768	—	768	—	—	768
Cash Flow Hedges:
As of June 30, 2013 and December 31, 2012, we had three active interest rate contracts designated as cash flow hedges with an aggregate notional amount of $26.2 million and $26.5 million, respectively. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.

Also, at June 30, 2013, we had three forward-starting contracts with an aggregate notional amount of $150.0 million hedging future fixed-rate debt issuances. These contracts are effective in January 2014, mature in January 2024 and fix the 10-year swap rates at 2.4%.
As of June 30, 2013 and December 31, 2012, the balance in accumulated other comprehensive gain (loss) relating to cash flow interest rate contracts was $.9 million and $(7.5) million, respectively, and will be reclassified to net interest expense as interest payments are made on our fixed-rate debt. Within the next 12 months, a loss of approximately $4.1 million in accumulated other comprehensive loss is expected to be amortized to net interest expense related to settled interest rate contracts.
A summary of cash flow interest rate contract hedging activity is as follows (in thousands):

Derivatives Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended June 30, 2013	$(9,135)	Interest expense, net	$(666)	Interest expense, net	$—
Six Months Ended June 30, 2013	(7,028)	Interest expense, net	(1,322)	Interest expense, net	—
Three Months Ended June 30, 2012	148	Interest expense, net	(662)	Interest expense, net	—
Six Months Ended June 30, 2012	132	Interest expense, net	(1,321)	Interest expense, net	—

Fair Value Hedges:
As of June 30, 2013 and December 31, 2012, we had four interest rate contracts, maturing through October 2017, with an aggregate notional amount of $117.4 million and $118.1 million, respectively, that were designated as fair value hedges and convert fixed interest payments at rates from 4.2% to 7.5% to variable interest payments ranging from .3% to 4.3%. We have determined that our fair value hedges are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in interest rates.
A summary of the changes in fair value of our interest rate contracts is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Gain (Loss) Recognized in Income
Three Months Ended June 30, 2013
Interest expense, net	$(2,117)	$2,117	$—
Six Months Ended June 30, 2013
Interest expense, net	(3,104)	3,104	—
Three Months Ended June 30, 2012
Interest expense, net	591	(591)	—
Six Months Ended June 30, 2012
Interest expense, net	61	(61)	—
A summary of our fair value interest rate contract hedges impact on net income is as follows (in thousands):

Derivatives Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended June 30, 2013	Interest expense, net	$(1,096)	Interest expense, net	$—
Six Months Ended June 30, 2013	Interest expense, net	(1,054)	Interest expense, net	—
Three Months Ended June 30, 2012	Interest expense, net	1,589	Interest expense, net	—
Six Months Ended June 30, 2012	Interest expense, net	2,060	Interest expense, net	—

Note 8. Preferred Shares of Beneficial Interest
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
A portion of the Series F depositary shares were redeemed on June 5, 2013, at our option, for cash with the redemption value totaling $200 million. Upon the redemption of these shares, a portion of the related original issuance costs totaling $15.7 million were reported as a deduction in arriving at net income attributable to common shareholders. The remaining Series F Preferred Shares totaling $150 million pay a 6.5% annual dividend and have a liquidation value of $2,500 per share. Of these outstanding shares, $64.3 million of the Series F Preferred Shares were issued at a discount and have an effective rate of 8.25%.

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

Note 9. Impairment
The following impairment charges were recorded on the following assets based on the difference between the carrying amount of the assets and the estimated fair value (see Note 19 for additional fair value information) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Continuing operations:
Property marketed for sale or sold (1)	$—	$2,536	$56	$2,780
Investments in real estate joint ventures and partnerships (2)	—	—	—	6,608
Other	165	—	165	—
Total reported in continuing operations	165	2,536	221	9,388
Discontinued operations:
Property held for sale or sold (3)	—	2,515	236	5,686
Total impairment charges	165	5,051	457	15,074
Other financial statement caption impacted by impairment:
Equity in earnings of real estate joint ventures and partnerships, net	3	19,889	366	19,889
Net impact of impairment charges	$168	$24,940	$823	$34,963
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

Note 10. Discontinued Operations
For the six months ended June 30, 2013, we sold 10 centers of which five properties were located in Texas, two in Florida and one each in Nevada, New Mexico and Tennessee. As of June 30, 2013, we classified one property as held for sale that consisted of property and accumulated depreciation totaling $11.8 million and $3.1 million, respectively.
During 2012, we sold 27 shopping centers, 54 industrial properties, and we assigned a 75% consolidated joint venture interest to our partner. Of these dispositions, 55 were located in Texas, six each in Florida and Georgia, three in North Carolina, two each in Colorado, Louisiana and Virginia and one each in Arizona, Illinois, Kansas, Maine, Oklahoma and Tennessee. As part of these 2012 dispositions, we sold, in May 2012, a portfolio of 52 wholly-owned industrial properties in order to exit the industrial real estate market and further align and strengthen our position solely as a retail REIT. As of December 31, 2012, no property was classified as held for sale.
Included in the Condensed Consolidated Balance Sheet at December 31, 2012 was $126.2 million of property and $50.9 million of accumulated depreciation related to the 10 properties that were sold during 2013, as well as the one property classified as held for sale.

The operating results of these properties, which includes the one property held for sale, have been reclassified and reported as discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues, net	$3,460	$18,445	$8,558	$41,479
Depreciation and amortization	(686)	(2,044)	(1,712)	(8,628)
Operating expenses	(848)	(3,993)	(1,777)	(8,094)
Real estate taxes, net	(230)	(2,317)	(776)	(5,671)
Impairment loss	—	(2,515)	(236)	(5,686)
General and administrative	(3)	(1,946)	(3)	(1,960)
Interest, net	(244)	(759)	(793)	(1,604)
Provision for income taxes	(70)	(332)	(81)	(344)
Operating income from discontinued operations	1,379	4,539	3,180	9,492
Gain on sale of property from discontinued operations	78,012	31,264	78,012	34,898
Income from discontinued operations	$79,391	$35,803	$81,192	$44,390
We do not allocate other consolidated interest to discontinued operations because the interest savings to be realized from the proceeds of the sale of these operations is not material.

Note 11. Supplemental Cash Flow Information
Non-cash investing and financing activities are summarized as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Accrued property construction costs	$5,864	$6,931
Property acquisitions and investments in unconsolidated real estate joint ventures:
Increase (decrease) in property, net	18,698	(2,532)
Increase in debt, net	21,396	—
Decrease in notes receivable from real estate joint ventures and partnerships	(3,636)	—
(Decrease) increase in real estate joint ventures and partnerships - investments	(50)	968
Increase in security deposits	129	—
Increase in noncontrolling interests	—	1,116
Sale of property and property interest:
Decrease in property, net	—	(2,855)
Decrease in real estate joint ventures and partnerships - investments	—	(95)
Decrease in restricted deposits and mortgage escrows	—	(204)
Decrease in debt, net due to debt assumption	—	(3,366)
Decrease in security deposits	—	(11)
Decrease in noncontrolling interests	—	(95)

Note 12. Earnings Per Share
Earnings per common share – basic is computed using net income attributable to common shareholders and the weighted average number of shares outstanding – basic. Earnings per common share – diluted include the effect of potentially dilutive securities. Income from continuing operations attributable to common shareholders includes gain on sale of property in accordance with Securities and Exchange Commission guidelines. The components of earnings per common share – basic and diluted for the prior periods have been recast to conform with discontinued operations. Earnings per common share – basic and diluted components for the periods indicated are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Continuing Operations:
Income (loss) from continuing operations	$24,522	$(3,126)	$67,396	$10,485
Gain on sale of property	265	84	407	524
Net income attributable to noncontrolling interests	(950)	(1,087)	(2,052)	(2,221)
Dividends on preferred shares	(5,313)	(8,869)	(12,753)	(17,738)
Redemption costs of preferred shares	(15,702)	—	(17,944)	—
Income (loss) from continuing operations attributable to common shareholders – basic and diluted	$2,822	$(12,998)	$35,054	$(8,950)
Discontinued Operations:
Income from discontinued operations	$79,391	$35,803	$81,192	$44,390
Net income attributable to noncontrolling interests	(36,792)	(255)	(37,157)	(562)
Income from discontinued operations attributable to common shareholders – basic and diluted	$42,599	$35,548	$44,035	$43,828
Denominator:
Weighted average shares outstanding - basic	121,286	120,661	121,172	120,571
Effect of dilutive securities:
Share options and awards	1,288	—	1,223	—
Weighted average shares outstanding - diluted	122,574	120,661	122,395	120,571
Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Share options (1)	1,219	2,362	1,939	2,362
Operating partnership units	1,555	1,582	1,556	1,583
Share options and awards	—	1,034	—	991
Total anti-dilutive securities	2,774	4,978	3,495	4,936
_______________

(1)	Exclusion results as exercise prices were greater than the average market price for each respective period.

Note 13. Share Options and Awards
During 2013, we granted restricted share awards incorporating both service-based and market-based measures to promote share ownership among the participants and to emphasize the importance of total shareholder return ("TSR"). The terms of each grant vary depending upon the participant's responsibilities and position within the Company. We categorize these share awards as either service-based share awards or market-based share awards. All awards were valued at the fair market value on the date of grant and earn dividends throughout the vesting period. Compensation expense is measured at the grant date and recognized over the vesting period. All share awards are awarded subject to the participant’s continued employment with us.
The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Six Months Ended June 30, 2013
	Minimum	Maximum
Dividend yield	0.0%	3.9%
Expected volatility	13.2%	29.0%
Expected life (in years)	NA	3
Risk-free interest rate	0.1%	0.4%
A summary of the status of unvested restricted share awards for the six months ended June 30, 2013 is as follows:

	Unvested Restricted Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2013	496,571	$23.10
Granted:
Service-based awards	102,456	29.71
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	44,580	31.83
Market-based awards relative to three-year absolute TSR	44,580	37.49
Trust manager awards	25,623	35.23
Vested	(130,016)	23.18
Forfeited	(6,904)	26.65
Outstanding, June 30, 2013	576,890	$26.54
As of June 30, 2013 and December 31, 2012, there was approximately $5.4 million and $4.7 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 1.9 years for both periods.

Note 14. Employee Benefit Plans
Defined Benefit Plans:
We sponsor a noncontributory qualified retirement plan. The components of net periodic benefit cost for this plan are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012(1)	2013	2012(1)
Service cost	$282	$391	$708	$782
Interest cost	340	469	853	938
Expected return on plan assets	(539)	(667)	(1,353)	(1,334)
Prior service cost	—	(35)	—	(70)
Recognized loss	281	467	706	934
Total	$364	$625	$914	$1,250
__________________

(1)
Effective January 1, 2012, our supplemental retirement plans were amended and designated as defined contribution plans. Prior years’ operating results were restated to conform to the current year presentation. This item had no impact on previously reported net income, earnings per share, the consolidated balance sheet or cash flows.

For the six months ended June 30, 2013 and 2012, we contributed $1.8 million and $2.5 million, respectively, to the qualified retirement plan. Currently, we do not anticipate making any additional contributions to this plan during 2013.
Defined Contribution Plans:
Compensation expense related to our defined contribution plans was $.8 million and $1.8 million for both the three and six months ended June 30, 2013 and 2012, respectively.

Note 15. Related Parties
Through our management activities and transactions with our real estate joint ventures and partnerships, we had net accounts receivable of $1.5 million and $1.8 million outstanding as of June 30, 2013 and December 31, 2012, respectively. We also had accounts payable and accrued expenses of $6.0 million and $6.3 million outstanding as of June 30, 2013 and December 31, 2012, respectively. For the three months ended June 30, 2013 and 2012, we recorded joint venture fee income of $1.4 million and $1.6 million, respectively. For the six months ended June 30, 2013 and 2012, we recorded joint venture fee income of $2.8 million and $3.3 million, respectively.
In May 2013, we sold our 10% interest in two unconsolidated tenancy-in-common arrangements to our partner for approximately $8.9 million.
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

Note 16. Commitments and Contingencies
As of June 30, 2013, we participate in four real estate ventures structured as DownREIT partnerships that have properties in Arkansas, California, North Carolina, Texas and Utah. As a general partner, we have operating and financial control over these ventures and consolidate them in our consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us in exchange for our common shares or an equivalent amount in cash. We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. No common shares were issued in exchange for any of these interests during the six months ended June 30, 2013 and 2012. The aggregate redemption value of these interests was approximately $48 million and $42 million as of June 30, 2013 and December 31, 2012, respectively.
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
During 2011, we filed a lawsuit against our joint venture partner in connection with a development project in Sheridan, Colorado for failure to perform on the joint venture’s past due intercompany note payable to us, which has been eliminated within our consolidated financial statements. We are also involved in one consolidated and two unconsolidated joint ventures with this partner. We are currently in negotiations with our partner; however, we are unable to determine the outcome of the lawsuit or its potential effects on our other joint ventures with this partner.
As of June 30, 2013, we have entered into commitments aggregating $68.7 million comprised principally of construction contracts which are generally due in 12 to 36 months.
We are also involved in various matters of litigation arising in the normal course of business. While we are unable to predict the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, any additional liability, if any, will not have a material effect on our consolidated financial statements.

Note 17. Variable Interest Entities
Consolidated VIEs:
Two of our real estate joint ventures whose activities principally consist of owning and operating 28 neighborhood/community shopping centers in 2013 and 30 shopping centers in 2012, located in Florida, Georgia, North Carolina, Tennessee and Texas, were determined to be VIEs. Based on a financing agreement that is guaranteed solely by us for tax planning purposes at one entity and an agreement providing for guaranteed distributions until certain transactions have settled, in addition to, a loan guaranty provided solely by us at the other entity, we have determined that we are the primary beneficiary in both instances and have consolidated these joint ventures.
A summary of our consolidated VIEs is as follows (in thousands):

	June 30, 2013	December 31, 2012
Maximum Risk of Loss (1)	$88,028	$111,305
Assets held by VIEs	235,791	257,374
Assets held as collateral for debt	228,425	246,486
_______________

(1)	The maximum risk of loss has been determined to be limited to our debt exposure for each real estate joint venture.

Restrictions on the use of these assets are significant because they serve as collateral for the VIEs’ debt, and we would generally be required to obtain our partners’ approval in accordance with the joint venture agreements for any major transactions. Transactions with these joint ventures on our consolidated financial statements have been limited to changes in noncontrolling interests and reductions in debt from our partners’ contributions. We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required including operating cash shortfalls and unplanned capital expenditures. We have not provided any additional support to the VIEs as of June 30, 2013.
Unconsolidated VIEs:
At June 30, 2013 and December 31, 2012, two unconsolidated real estate joint ventures were determined to be VIEs through the issuance of secured loans, of which $20.6 million of debt associated with a tenancy-in-common arrangement is recorded in our Condensed Consolidated Balance Sheet, since the lenders have the ability to make decisions that could have a significant impact on the success of the entities. A summary of our unconsolidated VIEs is as follows (in thousands):

	June 30, 2013	December 31, 2012
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$29,773	$29,628
Maximum Risk of Loss (2)	32,453	32,990
_______________

(1)	The carrying amount of the investments represents our contributions to the real estate joint ventures net of any distributions made and our portion of the equity in earnings of the joint ventures.

(2)	The maximum risk of loss has been determined to be limited to our debt exposure for each real estate joint venture.
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

The following table summarizes the pro forma impact of these transactions as if they had been consolidated or acquired on January 1, 2012, the earliest year presented, as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	Pro Forma 2013(1)	Pro Forma 2012(1)	Pro Forma 2013(1)	Pro Forma 2012(1)
Revenues	$131,577	$122,698	$258,279	$241,636
Net income	104,178	32,495	148,995	55,011
Net income attributable to common shareholders	45,421	22,284	79,089	34,490
Earnings per share – basic	0.37	0.18	0.65	0.29
Earnings per share – diluted	0.37	0.18	0.65	0.29

_______________

(1)	There are no non-recurring pro forma adjustments included within or excluded from the amounts in the preceding table.

Note 19. Fair Value Measurements
Recurring Fair Value Measurements:
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2013
Assets:
Investments in grantor trusts	$16,626			$16,626
Short-term investments	899			899
Derivative instruments:
Interest rate contracts		$13,620		13,620
Total	$17,525	$13,620	$—	$31,145
Liabilities:
Derivative instruments:
Interest rate contracts		$537		$537
Deferred compensation plan obligations	$16,626			16,626
Total	$16,626	$537	$—	$17,163
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2012
Assets:
Investments in grantor trusts	$16,030			$16,030
Derivative instruments:
Interest rate contracts		$9,926		9,926
Total	$16,030	$9,926	$—	$25,956
Liabilities:
Derivative instruments:
Interest rate contracts		$768		$768
Deferred compensation plan obligations	$16,030			16,030
Total	$16,030	$768	$—	$16,798
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
No assets were measured at fair value on a nonrecurring basis at June 30, 2013. Assets measured at fair value on a nonrecurring basis at December 31, 2012, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

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
Schedule of our fair value disclosures is as follows (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value Using Significant Unobservable Inputs (Level 3)	Carrying Value	Fair Value Using Significant Unobservable Inputs (Level 3)
Notes receivable from real estate joint ventures and partnerships	$85,004	$87,265	$89,776	$93,572
Tax increment revenue bonds	25,850	25,850	26,505	26,505
Debt:
Fixed-rate debt	2,103,023	2,161,712	1,992,599	2,094,122
Variable-rate debt	247,739	257,927	211,431	223,759

The quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements as of June 30, 2013 and December 31, 2012 reported in the above tables, is as follows:

Description	Fair Value at			Unobservable Inputs	Range
	June 30, 2013	December 31, 2012			Minimum		Maximum
	(in thousands)		Valuation Technique		2013	2012	2013	2012
Property	$—	$13,906	Broker valuation estimate	Indicative bid (1)
			Bona fide purchase offers	Contract price (1)
			Discounted cash flows	Discount rate				10.0%
				Capitalization rate		9.3%		9.5%
				Holding period (years)				1
				Expected future inflation rate (2)				3.0%
				Market rent growth rate (2)				3.0%
				Expense growth rate (2)				3.0%
				Vacancy rate (2)				5.0%
				Renewal rate (2)				75.0%
				Average market rent rate (2)				$10.52
				Average leasing cost per square foot (2)				$16.50
Notes receivable from real estate joint ventures and partnerships	87,265	93,572	Discounted cash flows	Discount rate			2.7%	3.0%
Tax increment revenue bonds	25,850	26,505	Discounted cash flows	Discount rate			7.5%	7.5%
				Expense growth rate	1.0%	1.0%	2.0%	4.0%
				Expected future inflation rate	1.0%	1.0%	2.0%	2.0%
Fixed-rate debt	2,161,712	2,094,122	Discounted cash flows	Discount rate	1.1%	1.1%	6.6%	6.5%
Variable-rate debt	257,927	223,759	Discounted cash flows	Discount rate	1.3%	1.4%	5.0%	5.0%
_______________

(1)	These fair values were developed by third parties, subject to our corroboration for reasonableness.

(2)	Only applies to one property valuation.

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
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 51.5 million square feet of gross leasable area, that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 3.2% of total rental revenues during the first six months of 2013.
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
Under our capital recycling plan, we continue to dispose of non-core operating properties, which provides capital for growth opportunities and strengthens our operating fundamentals. During the first six months of 2013, we successfully disposed of real estate assets with our share of aggregate gross sales proceeds totaling $123.9 million, both directly or through our interest in real estate joint ventures or partnerships. This program is ongoing, and we expect to complete dispositions in the range of $250 million to $350 million in 2013. We have approximately $231.7 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close.

As we are generally selling lower tier, non-core assets, potential buyers looking to finance such acquisitions may find access to capital an issue; especially as potential increases in long-term rates come to fruition. Even with these conditions, we continue to believe we will successfully execute our disposition plan; although weaknesses in the secured lending markets or a downturn in the economy could impact our ability to execute this plan.
We continue to actively seek acquisitions and new development opportunities to grow our operations. During the first six months of 2013, we have been able to close on acquisitions, including our pro rata share of interests in unconsolidated real estate joint ventures, totaling $89.3 million. Despite substantial competition for quality opportunities and the uncertainty of long-term rates, we will continue to identify select acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. For 2013, we expect to invest in acquisitions and new developments in the range of $115 million to $200 million.
We strive to maintain a strong, conservative capital structure which provides ready access to a variety of attractive long and short-term capital sources. We carefully balance lower cost short-term financing with long-term liabilities associated with acquired or developed long-term assets. In March 2013, we issued $300 million of 3.5% senior unsecured notes maturing in 2023. This offering allowed us to repay amounts outstanding under our revolving credit facility, which included borrowings used to redeem $75.0 million of our 6.75% Series D Cumulative Redeemable Preferred Shares and $63.0 million of fixed-rate medium term notes. Additionally, in June 2013, we redeemed $200 million of our 6.5% Series F Cumulative Redeemable Preferred Shares.
In April 2013, we amended our $500 million unsecured revolving credit facility. The amendment reduces the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, by 10 and five basis points, respectively. In addition, the unsecured revolving credit facility's maturity date has been extended to 2017 with options to extend up to an additional year. These transactions continue to strengthen our consolidated balance sheet and further enhance our access to various sources of capital, while reducing our cost of capital. While the availability of capital has improved over the past year, there can be no assurance that favorable pricing and availability will not deteriorate in the future.
At June 30, 2013, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 279 developed income-producing properties and two properties under various stages of construction and development, which are located in 21 states spanning the country from coast to coast.
We also owned interests in 38 parcels of land held for development that totaled approximately 27.4 million square feet at June 30, 2013.
We had approximately 6,600 leases with 4,400 different tenants at June 30, 2013. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including real estate taxes, and additional rent payments based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. Through challenging economic environments, we believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.

Operational Metrics
In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. Below are performance metrics associated with our signed occupancy, same property net operating income ("SPNOI") growth and leasing activity on a pro rata basis.

	June 30,
	2013	2012
Anchor (represents any tenant at least 10,000 square feet)	97.7%	97.3%
Non-Anchor	88.6%	87.8%
Total Occupancy	94.2%	93.4%

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
SPNOI Growth (1)	5.0%	4.4%
_______________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to operating income within this section of Item 2.

	Number of Leases	Square Feet ('000's)	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Leasing Activity:
Three Months Ended June 30, 2013
New leases (1)	85	280	$19.71	$16.52	$22.11	19.3%
Renewals	221	798	14.15	13.72	0.20	3.2%
Not comparable spaces	71	293	—	—	—	—%
Total	377	1,371	$15.60	$14.45	$5.88	8.0%

Six Months Ended June 30, 2013
New leases (1)	152	426	$19.70	$17.35	$16.85	13.5%
Renewals	460	1,792	14.79	14.28	0.13	3.6%
Not comparable spaces	146	523	—	—	—	—%
Total	758	2,741	$15.73	$14.87	$3.34	5.8%
_______________

(1)	Average lease commissions per square foot for the three and six months ended June 30, 2013 were $4.61 and $3.97, respectively.
The operating metrics of our portfolio continue to strengthen in 2013 as we focus on increasing occupancy and SPNOI. Our portfolio delivered solid operating results with:

•	an increase in occupancy of .8% over 2012 primarily as a result of our disposition program and lack of new available retail space in the market;

•	an increase of .8% in non-anchor shop (spaces less than 10,000 square feet) occupancy over 2012;

•	an increase of 4.4% in SPNOI for the six months ended June 30, 2013 over the same period of 2012; and

•	rental rate increases for 2013 of 5.8%.

While we will continue to monitor the economy and the effects on our tenants, we believe the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio will allow us to further increase occupancy levels as we move through 2013, assuming no bankruptcies by multiple national or regional tenants. A reduction in quality retail space available contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases. Leasing volume is anticipated to decline as we have less vacant space available for leasing and are experiencing reductions in tenant fallout. While we have achieved strong growth in SPNOI during the first six months of 2013, maintaining this level of positive operating performance through the remainder of 2013 is not assured. Our expectations is that SPNOI will average between 3% to 3.5% for the year.
New Development
At June 30, 2013, we had two properties in various stages of construction and development. We have funded $64.5 million to date on these projects, and we estimate our aggregate net investment upon completion to be $97.1 million. Overall, the average projected stabilized return on investment for these properties is approximately 8.0% upon completion.
We have approximately $121.0 million in land held for development at June 30, 2013. While we are experiencing a greater interest than previous years from retailers and other market participants in our land held for development, opportunities for economically viable developments remain scarce. We continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains very challenging.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012
The following table is a summary of certain items from our Condensed Consolidated Statements of Operations and Comprehensive Income, which we believe represent items that significantly changed during the second quarter of 2013 as compared to the same period in 2012:

	Three Months Ended June 30,
	2013	2012	Change	% Change
Revenues	$131,577	$118,597	$12,980	10.9%
Depreciation and amortization	38,190	32,465	5,725	17.6
Operating expenses	25,003	22,906	2,097	9.2
Real estate taxes, net	15,444	13,976	1,468	10.5
Impairment loss	165	2,536	(2,371)	(93.5)
Interest and other income, net	2,098	582	1,516	260.5
Equity in earnings (losses) of real estate joint ventures and partnerships,net	4,729	(15,695)	20,424	130.1
Revenues
The increase in revenues of $13.0 million is attributable to an increase in net rental revenues from acquisitions and new development completions, which contributed $7.0 million, as well as increases in occupancy and rental rates.
Depreciation and Amortization
The increase of $5.7 million is attributable primarily to acquisitions, new development completions and other capital activities.
Operating Expenses
The increase in operating expenses of $2.1 million is primarily attributable acquisitions which totaled $1.2 million, a fair value increase of $.4 million associated with assets held in a grantor trust related to our deferred compensation plan and an overall increase in expenses.
Real Estate Taxes, net
The increase in real estate taxes, net of $1.5 million is primarily attributable to rate and valuation changes, as well as acquisitions and new development completions.
Impairment Loss
The decrease in impairment loss of $2.4 million is primarily attributable to the loss in 2012 associated with a single property marketed for sale.
Interest and Other Income, net
The increase in interest and other income, net of $1.5 million is primarily attributable to the recovery of a miscellaneous notes receivable totaling $1.0 million.
Equity in Earnings (Losses) of Real Estate Joint Ventures and Partnerships, net
The increase in equity in earnings (losses) of real estate joint ventures and partnerships, net of $20.4 million is primarily associated with our share of impairment losses recorded in 2012, which totaled $19.9 million.

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012
The following table is a summary of certain items from our Condensed Consolidated Statements of Operations and Comprehensive Income, which we believe represent items that significantly changed during the first six months of 2013 as compared to the same period in 2012:

	Six Months Ended June 30,
	2013	2012	Change	% Change
Revenues	$258,279	$233,213	$25,066	10.7%
Depreciation and amortization	76,895	64,731	12,164	18.8
Operating expenses	49,452	44,520	4,932	11.1
Real estate taxes, net	30,104	27,268	2,836	10.4
Impairment loss	221	9,388	(9,167)	(97.6)
General and administrative expenses	12,861	14,685	(1,824)	(12.4)
Interest expense, net	46,175	59,359	(13,184)	(22.2)
Gain on sale of real estate joint venture and partnerships interests	11,592	5,562	6,030	108.4
Equity in earnings (losses) of real estate joint ventures and partnerships,net	9,342	(11,620)	20,962	180.4
Revenues
The increase in revenues of $25.1 million is attributable to an increase in net rental revenues from acquisitions and new development completions, which contributed $13.0 million, as well as increases in occupancy and rental rates.
Depreciation and Amortization
The increase of $12.2 million is attributable primarily to acquisitions, new development completions and other capital activities.
Operating Expenses
The increase in operating expenses of $4.9 million is primarily attributable to acquisitions which totaled $2.1 million and an overall increase in expenses.
Real Estate Taxes, net
The increase in real estate taxes, net of $2.8 million is primarily attributable to rate and valuation changes, as well as acquisitions and new development completions.
Impairment Loss
The decrease in impairment loss of $9.2 million is primarily attributable to the $6.6 million loss in 2012 associated with an equity interest in an unconsolidated real estate joint venture that owned industrial properties. Also, in 2012, we incurred a $2.5 million loss associated with a single property marketed for sale.
General and Administrative Expenses
The decrease in general and administrative expenses of $1.8 million is primarily attributable to a reduction in personnel and a decrease in share-based compensation associated with retirement eligible employees.
Interest Expense, net
Net interest expense decreased $13.2 million or 22.2%. The components of net interest expense were as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Gross interest expense	$57,284	$61,397
Over-market mortgage adjustment	(10,005)	(444)
Capitalized interest	(1,104)	(1,594)
Total	$46,175	$59,359

Gross interest expense totaled $57.3 million during the first six months of 2013, down $4.1 million or 6.7% from the first six months of 2012. The decrease in gross interest expense results from a reduction in both interest rates and the weighted average debt outstanding as a result of refinancing notes and mortgages with proceeds from dispositions and two issuances of 10-year notes each totaling $300 million at an average interest rate of 3.4%. In the first six months of 2013, the weighted average debt outstanding was $2.2 billion at a weighted average interest rate of 5.10% as compared to $2.4 billion outstanding at a weighted average interest rate of 5.14% in 2012. The increase in the over-market mortgage adjustment of $9.6 million is attributable primarily to a $9.7 million write-off of an above-market mortgage intangible associated with the early payoff of the related mortgage.
Gain on Sale of Real Estate Joint Venture and Partnership Interests
The gain in 2013 is attributable to the liquidation of an unconsolidated real estate joint venture that owned industrial properties and the sale of an interest in two unconsolidated real estate joint ventures, while the gain in 2012 was associated with the sale of an interest in three unconsolidated real estate joint ventures.
Equity in Earnings (Losses) of Real Estate Joint Ventures and Partnerships, net
The increase in equity in earnings (losses) of real estate joint ventures and partnerships, net of $21.0 million is primarily associated with our share of impairment losses recorded in 2012, which totaled $19.9 million.

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
As of June 30, 2013, we had an available balance of $418.8 million under our revolving credit facility, and our remaining debt maturities for 2013 total $149.9 million. In 2013, we issued $300 million of 3.5% senior unsecured notes maturing in 2023. Proceeds from this offering allowed us to reduce amounts outstanding under our revolving credit facility, which included borrowings used to redeem $75.0 million of our 6.75% Series D Cumulative Redeemable Preferred Shares and $63.0 million of fixed-rate medium term notes. Also, in June 2013, we redeemed $200 million of our 6.5% Series F Cumulative Redeemable Preferred Shares.
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

During 2013, aggregate gross sales proceeds from our dispositions totaled $123.9 million. Operating cash flows from discontinued operations are included in net cash from operating activities in our Condensed Consolidated Statements of Cash Flows, while proceeds from discontinued operations are included as investing activities. At June 30, 2013, discontinued operations represent 4.6% of our net cash from operating activities, and we would expect future net cash from operating activities to decrease accordingly when compared to prior periods.
We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. Off balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $462.9 million, of which our ownership percentage is $176.4 million at June 30, 2013. Scheduled principal mortgage payments on this debt, excluding non-cash related items totaling $1.3 million, at 100% are as follows (in millions):

2013 remaining	$26.6
2014	108.9
2015	43.5
2016	97.1
2017	56.3
Thereafter	129.2
Total	$461.6
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
Investing Activities:
Acquisitions
During 2013, we acquired two centers and a 51% interest in a center at an unconsolidated real estate joint venture for approximately $89.3 million.
Dispositions
During 2013, we sold an interest in two unconsolidated real estate joint ventures, 10 centers and four real estate assets through our interests in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions totaled $123.9 million and generated gains of $78.5 million. Also, we realized an $11.5 million gain associated with the liquidation of an unconsolidated real estate joint venture that owned industrial properties.
New Development
At June 30, 2013, we had two projects under various stages of construction and development with a total square footage of approximately .6 million, of which we have funded $64.5 million to date on these projects. Upon completion, we expect our aggregate net investment in these properties to be $97.1 million.
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

Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Acquisitions	$72,024	$122,241
Tenant Improvements	14,626	22,345
New Development	8,595	15,853
Redevelopment	662	1,672
Other	7,477	7,712
Total	$103,384	$169,823
The decrease in capital expenditures is attributable primarily to the acquisition of 8000 Sunset Boulevard, a 171,000 square foot center located in California in 2012. The decline in new development is associated with the stabilization of nine properties in 2012, while the decrease in tenant improvements is primarily attributable to the recycling of the portfolio and a decline in costs to obtain new tenant leases over the prior year.
For 2013, we anticipate our acquisitions to total between $100 million and $150 million. We anticipate our 2013 tenant improvement expenditures to be slightly below 2012. Our new development investment for 2013 is estimated to be approximately $15 million to $50 million. Further, we have entered into commitments aggregating $68.7 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our revolving credit facility.
Capital expenditures for additions described above relate to the following cash flows from investing activities as follows(in thousands):

	Six Months Ended June 30,
	2013	2012
Acquisition of real estate and land	$54,753	$116,960
Development and capital improvements	30,644	45,585
Real estate joint ventures and partnerships - Investments	17,698	7,129
Notes Receivable from real estate joint ventures and partnerships - Advances for capital expenditures	289	149
Total	$103,384	$169,823
Capitalized soft costs, including payroll and other general and administrative costs, interest and real estate taxes, totaled $4.5 million and $4.8 million for the six months ended June 30, 2013 and 2012, respectively.
Financing Activities:
Debt
Total debt outstanding was $2.4 billion at June 30, 2013 and included $2.1 billion on which interest rates are fixed and $247.7 million, including the effect of $117.4 million of interest rate contracts, which bears interest at variable rates. Additionally, of our total debt, $810.0 million was secured by operating properties while the remaining $1.5 billion was unsecured.
At June 30, 2013, we have a $500 million unsecured revolving credit facility which expires in April 2017 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At June 30, 2013, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, are 115 and 20 basis points, respectively. The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million. As of July 31, 2013, we had $70.0 million amounts outstanding, and the available balance was $428.8 million, net of $1.2 million in outstanding letters of credit.

We also have an agreement with a bank for an unsecured and uncommitted overnight facility totaling $99 million that we maintain for cash management purposes. The facility provides for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin based on market liquidity. As of July 31, 2013, we had $20.5 million amounts outstanding under this facility.
For the six months ended June 30, 2013, the maximum balance and weighted average balance outstanding under both facilities combined were $265.5 million and $77.1 million, respectively, at a weighted average interest rate of 1.1%.
In March 2013, we issued $300 million of 3.5% senior unsecured notes maturing in 2023. This transaction allowed us to reduce amounts outstanding under our revolving credit facility, which included borrowings used to redeem $75.0 million of our 6.75% Series D Cumulative Redeemable Preferred Shares and $63.0 million of fixed-rate medium term notes.
Our five most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios. We believe we were in full compliance with our public debt and revolving credit facility covenants as of June 30, 2013.
Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at June 30, 2013:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	46.9%
Secured Debt to Asset Ratio	Less than 40.0%	16.2%
Annual Service Charge Ratio	Greater than 1.5	3.2
Unencumbered Asset Test	Greater than 150%	215.8%
At June 30, 2013, we had four interest rate contracts with an aggregate notional amount of $117.4 million that were designated as fair value hedges and convert fixed interest payments at rates ranging from 4.2% to 7.5% to variable interest payments ranging from .3% to 4.3%.
At June 30, 2013, we had three interest rate contracts with an aggregate notional amount of $26.2 million that were designated as cash flow hedges. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
Also, at June 30, 2013, we had three forward-starting contracts with an aggregate notional amount of $150.0 million hedging future fixed-rate debt issuances. These contracts are effective in January 2014, mature in January 2024 and fix the 10-year swap rates at 2.4%.
We could be exposed to losses in the event of nonperformance by the counter-parties related to our interest rate contracts; however, management believes such nonperformance is unlikely.
Equity
In February 2013, our Board of Trust Managers approved an increase in our quarterly dividend rate for our common shares from $.290 to $.305 per share commencing with the first quarter 2013 distribution. Common and preferred dividends paid totaled $86.6 million during the first six months of 2013. Our dividend payout ratio (as calculated as dividends paid on common shares divided by funds from operations (“FFO”) - basic) for the six months ended June 30, 2013 approximated 66.8%, which is inclusive of non-cash transactions including impairment charges and other non-cash items.
In March 2013, we redeemed our 6.75% Series D Cumulative Redeemable Preferred Shares with a redemption value of $75.0 million. The funding of this redemption was under our revolving credit facility.
In June 2013, we redeemed a portion of our 6.5% Series F Cumulative Redeemable Preferred Shares with a redemption value of $200 million. The funding of this redemption was under our revolving credit facility.
We have an effective universal shelf registration statement which expires in October 2014. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.

Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $68.7 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of June 30, 2013 (in thousands):

	Remaining
	2013	2014	2015	2016	2017	Thereafter	Total
Mortgages and Notes Payable (1)
Unsecured Debt	$166,348	$358,059	$127,930	$112,139	$55,175	$984,821	$1,804,472
Secured Debt	62,706	204,556	219,344	174,922	132,788	177,538	971,854
Lease Payments	1,887	3,523	3,307	3,137	2,917	133,082	147,853
Other Obligations (2)	23,436	33,975	25	25	—	—	57,461
Total Contractual Obligations	$254,377	$600,113	$350,606	$290,223	$190,880	$1,295,441	$2,981,640

_______________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at June 30, 2013, excluding the effect of interest rate swaps. Also, excludes a $74.1 million debt service guaranty liability.

(2)
Other obligations include income and real estate tax payments, commitments associated with our secured debt and other employee payments. Contributions to our retirement plan are fully funded for 2013 and, therefore, are excluded from the above table.

Related to our investment in a development project in Sheridan, Colorado, we, our joint venture partner and the joint venture have each provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Agency issued $74.1 million of Series A bonds used for an urban renewal project. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our consolidated financial statements as of June 30, 2013.

Off Balance Sheet Arrangements
As of June 30, 2013, none of our off balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $1.2 million were outstanding under the revolving credit facility at June 30, 2013.
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
As of June 30, 2013, two unconsolidated real estate joint ventures were determined to be VIEs through the issuance of secured loans, since the lenders have the ability to make decisions that could have a significant impact on the profitability of the entities. Our maximum risk of loss associated with these VIEs was limited to $32.5 million at June 30, 2013.

We have a real estate limited partnership agreement with a foreign institutional investor to purchase up to $280 million of retail properties in various states. Our ownership in this unconsolidated real estate limited partnership is 51%. To date, one property has been purchased.

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

FFO is calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012(1)	2013	2012(1)
Net income attributable to common shareholders	$45,421	$22,550	$79,089	$34,878
Depreciation and amortization	37,511	33,321	76,182	70,940
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	4,434	5,363	8,927	11,007
Impairment of operating properties and real estate equity investments	165	5,051	457	14,830
Impairment of operating properties of unconsolidated real estate joint ventures and partnerships	3	19,889	366	19,889
Gain on sale of property and interests in real estate equity investments	(41,906)	(31,334)	(53,553)	(40,907)
Gain on sale of property of unconsolidated real estate joint ventures and partnerships	—	(123)	(243)	(123)
Funds from operations – basic	45,628	54,717	111,225	110,514
Income attributable to operating partnership units	446	432	891	863
Funds from operations – diluted	$46,074	$55,149	$112,116	$111,377

Weighted average shares outstanding – basic	121,286	120,661	121,172	120,571
Effect of dilutive securities:
Share options and awards	1,288	1,034	1,223	991
Operating partnership units	1,555	1,582	1,556	1,583
Weighted average shares outstanding – diluted (2)	124,129	123,277	123,951	123,145

Funds from operations per share – basic	$0.38	$0.45	$0.92	$0.92

Funds from operations per share – diluted	$0.37	$0.45	$0.90	$0.90
______________________

(1)	Prior years’ results were restated to conform to the current year presentation by applying NAREIT's methodology regarding operating partnership units.

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

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Beginning of the period	275	261
Properties added:
Acquisitions	—	7
New Developments	—	8
Redevelopments	—	3
Properties removed:
Dispositions	(10)	(14)
Other	(2)	(2)
Redevelopments	—	—
End of the period	263	263
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating Income	$46,581	$40,336	$88,746	$72,621
Less:
Revenue adjustments (1)	3,576	2,618	5,959	5,218
Add:
Property management fees	743	635	1,731	1,511
Depreciation and amortization	38,190	32,465	76,895	64,731
Impairment loss	165	2,536	221	9,388
General and administrative	6,194	6,378	12,861	14,685
Acquisition costs	125	156	410	492
Other (2)	(428)	248	(219)	372
Net Operating Income	87,994	80,136	174,686	158,582
Less: NOI related to consolidated entities not defined as same property and noncontrolling interests	(9,929)	(6,066)	(19,067)	(9,921)
Add: Pro rata share of unconsolidated entities defined as same property	10,499	10,266	20,946	20,513
Same Property Net Operating Income	$88,564	$84,336	$176,565	$169,174
_______________

(1)	Revenue adjustments consist primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.

(2)	Other includes items such as environmental abatement costs and demolition expenses.

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
In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU amends current GAAP to require entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for net operating loss or other tax credit carryforwards when settlement is available under the tax law. The provisions of ASU 2013-11 are effective for us on January 1, 2014, and are required to be applied to all unrecognized tax benefits in existence. Retrospective application may be applied to prior reporting periods presented. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At June 30, 2013, we had fixed-rate debt of $2.1 billion and variable-rate debt of $247.7 million, after adjusting for the net effect of $117.4 million notional amount of interest rate contracts. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $2.5 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $6.7 million and $93.1 million, respectively.

ITEM 4.    Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2013. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.
There has been no change to our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
ITEM 1.     Legal Proceedings
We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict the amounts involved, our management and counsel believe that when such litigation is resolved, our resulting liability, if any, will not have a material effect on our consolidated financial statements.

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
DATE: August 7, 2013

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