Form 10-Q
period 2013-09-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2013-11-06
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ☐             NO ☒
As of October 31, 2013, there were 121,944,210 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rentals, net	$127,548	$119,211	$374,266	$342,507
Other	3,119	3,108	9,486	8,346
Total	130,667	122,319	383,752	350,853
Expenses:
Depreciation and amortization	37,122	34,591	112,347	97,845
Operating	25,530	25,191	74,213	69,048
Real estate taxes, net	15,624	14,499	45,242	41,306
Impairment loss	2,358	197	2,579	9,585
General and administrative	5,966	6,417	18,818	21,101
Total	86,600	80,895	253,199	238,885
Operating Income	44,067	41,424	130,553	111,968
Interest Expense, net	(27,660)	(27,482)	(73,689)	(86,692)
Interest and Other Income, net	1,864	1,818	5,788	4,786
Gain on Sale of Real Estate Joint Venture and Partnership Interests	7	—	11,599	5,562
Equity in Earnings (Losses) of Real Estate Joint Ventures and Partnerships, net	5,125	4,905	14,467	(6,715)
Gain on Acquisition	—	1,869	—	1,869
Benefit (Provision) for Income Taxes	215	(722)	214	(378)
Income from Continuing Operations	23,618	21,812	88,932	30,400
Operating Income from Discontinued Operations	394	5,074	5,656	16,463
Gain on Sale of Property from Discontinued Operations	38,214	14,826	116,226	49,724
Income from Discontinued Operations	38,608	19,900	121,882	66,187
Gain on Sale of Property	163	335	570	859
Net Income	62,389	42,047	211,384	97,446
Less: Net Income Attributable to Noncontrolling Interests	(1,847)	(1,774)	(41,056)	(4,557)
Net Income Adjusted for Noncontrolling Interests	60,542	40,273	170,328	92,889
Dividends on Preferred Shares	(2,710)	(8,869)	(15,463)	(26,607)
Redemption Costs of Preferred Shares	—	—	(17,944)	—
Net Income Attributable to Common Shareholders	$57,832	$31,404	$136,921	$66,282
Earnings Per Common Share - Basic:
Income from continuing operations attributable to common shareholders	$0.16	$0.10	$0.43	$0.01
Income from discontinued operations	0.32	0.16	0.70	0.54
Net income attributable to common shareholders	$0.48	$0.26	$1.13	$0.55
Earnings Per Common Share - Diluted:
Income from continuing operations attributable to common shareholders	$0.16	$0.10	$0.43	$0.01
Income from discontinued operations	0.31	0.16	0.69	0.53
Net income attributable to common shareholders	$0.47	$0.26	$1.12	$0.54
Comprehensive Income:
Net Income	$62,389	$42,047	$211,384	$97,446
Other Comprehensive Income:
Net unrealized loss on investments, net of taxes	(34)	—	(34)	—
Net unrealized (loss) gain on derivatives	(293)	(49)	6,735	(181)
Amortization of loss on derivatives	480	664	1,802	1,985
Retirement liability adjustment	364	—	1,093	—
Total	517	615	9,596	1,804
Comprehensive Income	62,906	42,662	220,980	99,250
Comprehensive Income Attributable to Noncontrolling Interests	(1,847)	(1,774)	(41,056)	(4,557)
Comprehensive Income Adjusted for Noncontrolling Interests	$61,059	$40,888	$179,924	$94,693
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Property	$4,308,849	$4,399,850
Accumulated Depreciation	(1,060,419)	(1,040,839)
Property, net *	3,248,430	3,359,011
Investment in Real Estate Joint Ventures and Partnerships, net	281,203	289,049
Total	3,529,633	3,648,060
Notes Receivable from Real Estate Joint Ventures and Partnerships	84,142	89,776
Unamortized Debt and Lease Costs, net	137,000	135,783
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $10,199 in 2013 and $12,127 in 2012) *	76,828	79,540
Cash and Cash Equivalents *	51,730	19,604
Restricted Deposits and Mortgage Escrows	57,468	44,096
Other, net	181,746	167,925
Total Assets	$4,118,547	$4,184,784
LIABILITIES AND EQUITY
Debt, net *	$2,293,898	$2,204,030
Accounts Payable and Accrued Expenses	116,985	119,699
Other, net	113,375	120,900
Total Liabilities	2,524,258	2,444,629
Commitments and Contingencies	—	—
Equity:
Shareholders’ Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued; no shares outstanding in 2013 and 100 shares outstanding in 2012; liquidation preference $75,000 in 2012	—	3
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 140 shares issued; 60 shares outstanding in 2013 and 140 shares outstanding in 2012; liquidation preference $150,000 in 2013 and $350,000 in 2012	2	4
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 121,940 in 2013 and 121,505 in 2012	3,683	3,663
Additional Paid-In Capital	1,690,687	1,934,183
Net Income Less Than Accumulated Dividends	(310,568)	(335,980)
Accumulated Other Comprehensive Loss	(15,147)	(24,743)
Total Shareholders’ Equity	1,368,657	1,577,130
Noncontrolling Interests	225,632	163,025
Total Equity	1,594,289	1,740,155
Total Liabilities and Equity	$4,118,547	$4,184,784
* Consolidated Variable Interest Entities' Assets and Liabilities included in the above balances (See Note 17):
Property, net	$210,134	$226,685
Accrued Rent and Accounts Receivable, net	5,870	8,095
Cash and Cash Equivalents	13,640	11,706
Debt, net	210,400	276,420
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net Income	$211,384	$97,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,216	110,300
Amortization of deferred financing costs, net	(8,156)	386
Impairment loss	2,815	15,410
Equity in (earnings) losses of real estate joint ventures and partnerships, net	(14,467)	6,715
Gain on acquisition	—	(1,869)
Gain on sale of real estate joint venture and partnership interests	(11,599)	(5,562)
Gain on sale of property	(116,796)	(50,583)
Distributions of income from real estate joint ventures and partnerships, net	2,623	2,160
Changes in accrued rent and accounts receivable, net	(1,435)	2,095
Changes in other assets, net	(17,189)	(17,740)
Changes in accounts payable, accrued expenses and other liabilities, net	1,488	(7,021)
Other, net	6,062	10,472
Net cash provided by operating activities	170,946	162,209
Cash Flows from Investing Activities:
Acquisition of real estate and land	(58,173)	(196,801)
Development and capital improvements	(50,014)	(68,345)
Proceeds from sale of property and real estate equity investments, net	267,655	480,502
Change in restricted deposits and mortgage escrows	(13,461)	50
Notes receivable from real estate joint ventures and partnerships and other receivables:
Advances	(289)	(6,468)
Collections	7,224	74,296
Real estate joint ventures and partnerships:
Investments	(21,353)	(8,445)
Distributions of capital	32,660	31,910
Other, net	(7,086)	—
Net cash provided by investing activities	157,163	306,699
Cash Flows from Financing Activities:
Proceeds from issuance of debt	324,584	—
Principal payments of debt	(283,902)	(412,091)
Changes in unsecured credit facilities	48,500	83,500
Purchase of marketable securities in connection with the legal defeasance of debt	(5,823)	—
Proceeds from issuance of common shares of beneficial interest, net	5,778	4,753
Repurchase of preferred shares of beneficial interest	(275,000)	—
Common and preferred dividends paid	(126,269)	(130,105)
Debt issuance costs paid	(4,702)	(1,735)
Distributions to noncontrolling interests	(13,455)	(10,119)
Contributions from noncontrolling interests	33,884	2,123
Other, net	422	213
Net cash used in financing activities	(295,983)	(463,461)
Net increase in cash and cash equivalents	32,126	5,447
Cash and cash equivalents at January 1	19,604	13,642
Cash and cash equivalents at September 30	$51,730	$19,089
Interest paid during the period (net of amount capitalized of $1,724 and $2,394, respectively)	$85,594	$98,024
Income taxes paid during the period	$1,860	$1,548
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2012	$8	$3,641	$1,983,978	$(304,504)	$(27,743)	$168,202	$1,823,582
Net income				92,889		4,557	97,446
Shares issued under benefit plans		17	11,486				11,503
Dividends declared – common shares (1)				(105,466)			(105,466)
Dividends declared – preferred shares (2)				(24,639)			(24,639)
Distributions to noncontrolling interests						(10,119)	(10,119)
Contributions from noncontrolling interests						2,123	2,123
Other comprehensive income					1,804		1,804
Other, net			1,766	(1,968)		819	617
Balance , September 30, 2012	$8	$3,658	$1,997,230	$(343,688)	$(25,939)	$165,582	$1,796,851
Balance, January 1, 2013	$7	$3,663	$1,934,183	$(335,980)	$(24,743)	$163,025	$1,740,155
Net income				170,328		41,056	211,384
Redemption of Series D preferred shares	(3)		(72,755)	(2,242)			(75,000)
Redemption of Series F preferred shares	(2)		(184,296)	(15,702)			(200,000)
Shares issued under benefit plans		20	12,473				12,493
Dividends declared – common shares (1)				(111,509)			(111,509)
Dividends declared – preferred shares (2)				(14,760)			(14,760)
Distributions to noncontrolling interests						(13,455)	(13,455)
Contributions from noncontrolling interests						33,884	33,884
Other comprehensive income					9,596		9,596
Other, net			1,082	(703)		1,122	1,501
Balance, September 30, 2013	$2	$3,683	$1,690,687	$(310,568)	$(15,147)	$225,632	$1,594,289
_______________

(1)	Common dividend per share was $.915 and $.870 for the nine months ended September 30, 2013 and 2012, respectively.

(2)
Series D preferred dividend per share was $13.08 and $37.97 for the nine months ended September 30, 2013 and 2012, respectively. Series E preferred dividend per share was $130.31 for the nine months ended September 30, 2012. Series F preferred dividend per share was $119.62 and $121.88 for the nine months ended September 30, 2013 and 2012, respectively.

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
We operate a portfolio of neighborhood and community shopping centers, totaling approximately 50.4 million square feet of gross leaseable area, that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 3.2% of total rental revenues during the first nine months of 2013. Total revenues less operating expenses and real estate taxes from continuing operations ("net operating income from continuing operations") generated by our properties located in Houston and its surrounding areas was 20.0% of total net operating income from continuing operations for the nine months ended September 30, 2013, and an additional 7.8% of net operating income from continuing operations is generated from properties that are located in other parts of Texas.
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

Our restricted deposits and mortgage escrows consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Restricted cash (1)	$52,567	$36,944
Mortgage escrows	4,901	7,152
Total	$57,468	$44,096
_______________

(1)
The increase between the periods presented is primarily attributable to $50.3 million placed in a qualified escrow account, less the use of $30.7 million for the purpose of completing like-kind exchange transactions.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

	Loss on Investments	(Gain) Loss on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2012	$—	$7,489		$17,254		$24,743
Change excluding amounts reclassified from accumulated other comprehensive income	34	(6,735)		(103)		(6,804)
Amounts reclassified from accumulated other comprehensive income	—	(1,802)	(1)	(990)	(2)	(2,792)
Net other comprehensive income	34	(8,537)		(1,093)		(9,596)
Balance, September 30, 2013	$34	$(1,048)		$16,161		$15,147
_______________

(1)	This reclassification component is included in interest expense (see Note 7 for additional information).

(2)	This reclassification component is included in the computation of net periodic benefit cost (see Note 14 for additional information).
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

Note 3. Property
Our property consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Land	$878,652	$881,156
Land held for development	118,334	121,294
Land under development	4,222	6,155
Buildings and improvements	3,235,883	3,325,793
Construction in-progress	71,758	65,452
Total	$4,308,849	$4,399,850
During the nine months ended September 30, 2013, we acquired two centers for approximately $73.1 million.
During the nine months ended September 30, 2013, we sold 18 centers and other property. Aggregate gross sales proceeds from these transactions approximated $219.0 million and generated gains of $116.8 million. See Note 20 for subsequent events.

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

	September 30, 2013	December 31, 2012
Combined Condensed Balance Sheets
ASSETS
Property	$1,507,115	$1,631,694
Accumulated depreciation	(284,101)	(273,591)
Property, net	1,223,014	1,358,103
Other assets, net	159,105	161,344
Total	$1,382,119	$1,519,447
LIABILITIES AND SHAREHOLDERS' EQUITY
Debt, net (primarily mortgages payable)	$467,908	$468,841
Amounts payable to Weingarten Realty Investors and Affiliates	102,390	109,931
Other liabilities, net	35,083	34,157
Total	605,381	612,929
Accumulated equity	776,738	906,518
Total	$1,382,119	$1,519,447

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Combined Condensed Statements of Operations
Revenues, net	$40,804	$49,726	$124,064	$149,599
Expenses:
Depreciation and amortization	11,343	15,071	34,922	46,688
Interest, net	7,131	8,956	22,091	27,003
Operating	7,298	9,069	20,859	26,265
Real estate taxes, net	4,739	6,322	14,335	18,719
General and administrative	187	420	637	1,006
Provision for income taxes	63	81	211	249
Impairment loss	59	283	1,887	96,781
Total	30,820	40,202	94,942	216,711
Operating income (loss)	$9,984	$9,524	$29,122	$(67,112)

Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $5.9 million and $1.6 million at September 30, 2013 and December 31, 2012, respectively, are generally amortized over the useful lives of the related assets.
Our real estate joint ventures and partnerships have determined that the carrying amount of certain properties was not recoverable and that the properties should be written down to fair value. For the three and nine months ended September 30, 2013, our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $.1 million and $1.9 million, respectively, on various properties that have been marketed and sold during the period. There was $.3 million and $96.8 million of impairment recorded for the three and nine months ended September 30, 2012, respectively.
Fees earned by us for the management of these real estate joint ventures and partnerships totaled $1.2 million and $1.5 million for the three months ended September 30, 2013 and 2012, respectively, and $3.8 million and $4.8 million for the nine months ended September 30, 2013 and 2012, respectively.
During 2013, the final two industrial properties in an unconsolidated joint venture were sold. This joint venture was liquidated resulting in an $11.5 million gain on our investment. Also, two shopping centers were sold, and the gross sales proceeds from the disposition of these four properties totaled $11.7 million. Furthermore, we sold our 10% interest in two unconsolidated tenancy-in-common arrangements for approximately $8.9 million that we previously accounted for under the equity method. See Note 20 for subsequent events.
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

Note 5. Notes Receivable from Real Estate Joint Ventures and Partnerships
We have ownership interests in a number of real estate joint ventures and partnerships. Notes receivable from these entities bear interest ranging from approximately 2.9% to 10.0% at September 30, 2013 and 2.9% to 16.0% at December 31, 2012. These notes are due at various dates through 2017 and are generally secured by underlying real estate assets.
We believe these notes are fully collectible, and no allowance has been recorded. Interest income recognized on these notes was $.5 million and $.8 million for the three months ended September 30, 2013 and 2012, respectively, and $1.8 million and $2.2 million for the nine months ended September 30, 2013 and 2012, respectively.
In November 2012, a $16.1 million note matured and negotiations for repayment were entered into. Subsequent to September 30, 2013, the note was paid. See Note 20 for additional information.
In February 2012, we received $59.2 million in payment of our notes receivable from real estate joint ventures and partnerships, in conjunction with the sale of our 47.8% interest in an unconsolidated real estate joint venture. See Note 15 for additional information.

Note 6. Debt
Our debt consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Debt payable to 2038 at 2.6% to 8.6% in 2013 and 2.6% to 8.8% in 2012	$2,083,363	$2,041,709
Unsecured notes payable under credit facilities	114,500	66,000
Debt service guaranty liability	74,075	74,075
Obligations under capital leases	21,000	21,000
Industrial revenue bonds payable to 2015 at 2.4%	960	1,246
Total	$2,293,898	$2,204,030
The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	September 30, 2013	December 31, 2012
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$2,013,253	$1,992,599
Variable-rate debt	280,645	211,431
Total	$2,293,898	$2,204,030
As to collateralization:
Unsecured debt	$1,499,297	$1,270,742
Secured debt	794,601	933,288
Total	$2,293,898	$2,204,030
We maintain a $500 million unsecured revolving credit facility, which was last amended on April 18, 2013. This facility expires in April 2017, provides for two consecutive six-month extensions upon our request and borrowing rates that float at a margin over LIBOR plus a facility fee. At September 30, 2013, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, are 115 and 20 basis points, respectively. The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million.
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

The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	September 30, 2013	December 31, 2012
Unsecured revolving credit facility:
Balance outstanding	$100,000	$30,000
Available balance	397,821	467,571
Letter of credit outstanding under facility	2,179	2,429
Variable interest rate (excluding facility fee)	0.9%	1.1%
Unsecured and uncommitted overnight facility:
Balance outstanding	$14,500	$36,000
Variable interest rate	1.5%	1.5%
Both facilities:
Maximum balance outstanding during the period	$265,500	$303,100
Weighted average balance	79,060	157,447
Year-to-date weighted average interest rate (excluding facility fee)	1.1%	1.3%
Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040, as extended by the Sheridan Redevelopment Agency (“Agency”) in April 2011. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. For both periods ended at September 30, 2013 and December 31, 2012, we had $74.1 million outstanding for the debt service guaranty liability.
On March 22, 2013, we issued $300 million of 3.5% senior unsecured notes maturing in 2023. The notes were issued at 99.53% of the principal amount with a yield to maturity of 3.56%. The net proceeds received of $296.6 million were used to reduce amounts outstanding under our $500 million unsecured revolving credit facility, which included borrowings used to redeem $75 million of our 6.75% Series D Cumulative Redeemable Preferred Shares. In addition, $113.6 million of fixed-rate medium term notes matured during 2013 at a weighted average interest rate of 5.6%. See Note 20 for subsequent events.
Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At September 30, 2013 and December 31, 2012, the carrying value of such assets aggregated $1.3 billion and $1.5 billion, respectively.

Scheduled principal payments on our debt (excluding $114.5 million due under our credit facilities, $21.0 million of certain capital leases, $6.3 million fair value of interest rate contracts, $(2.4) million net premium/(discount) on debt, $2.4 million of non-cash debt-related items, and $74.1 million debt service guaranty liability) are due during the following years (in thousands):

2013 remaining	$65,727
2014	468,858
2015	275,998
2016	249,283
2017	141,864
2018	64,157
2019 (1)	153,380
2020	3,342
2021	2,278
2022	304,815
Thereafter	348,264
Total	$2,077,966
_______________

(1)	Includes $100 million of our 8.1% senior unsecured notes due 2019 which may be redeemed by us at any time on or after September 2014 at our option.
Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We believe we were in compliance with our public debt and revolving credit facility covenants as of September 30, 2013.

Note 7. Derivatives and Hedging
The fair value of all our interest rate contracts is reported as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
September 30, 2013	Other Assets, net	$12,844	Other Liabilities, net	$537
December 31, 2012	Other Assets, net	9,926	Other Liabilities, net	768

The gross presentation, the effects of offsetting under master netting agreements and the net presentation of our interest rate contracts is as follows (in thousands):

				Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2013
Assets	$12,844	$—	$12,844	$—	$—	$12,844
Liabilities	537	—	537	—	—	537

December 31, 2012
Assets	9,926	—	9,926	—	—	9,926
Liabilities	768	—	768	—	—	768
Cash Flow Hedges:
As of September 30, 2013 and December 31, 2012, we had three active interest rate contracts designated as cash flow hedges with an aggregate notional amount of $26.0 million and $26.5 million, respectively. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.

Also, at September 30, 2013, we had three forward-starting contracts with an aggregate notional amount of $150.0 million hedging future fixed-rate debt issuances. These contracts are effective in January 2014, mature in January 2024 and fix the 10-year swap rates at 2.4%. Subsequent to September 30, 2013, we settled these forward-starting contracts. See Note 20 for additional information.
As of September 30, 2013 and December 31, 2012, the balance in accumulated other comprehensive gain (loss) relating to cash flow interest rate contracts was $1.0 million and $(7.5) million, respectively, and will be reclassified to net interest expense as interest payments are made on our fixed-rate debt. Within the next 12 months, a loss of approximately $2.0 million in accumulated other comprehensive loss is expected to be amortized to net interest expense related to settled interest rate contracts.
A summary of cash flow interest rate contract hedging activity is as follows (in thousands):

Derivatives Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended September 30, 2013	$293	Interest expense, net	$(669)	Interest expense, net	$189
Nine Months Ended September 30, 2013	(6,735)	Interest expense, net	(1,991)	Interest expense, net	189
Three Months Ended September 30, 2012	49	Interest expense, net	(664)	Interest expense, net	—
Nine Months Ended September 30, 2012	181	Interest expense, net	(1,985)	Interest expense, net	—

Fair Value Hedges:
As of September 30, 2013 and December 31, 2012, we had four interest rate contracts, maturing through October 2017, with an aggregate notional amount of $117.1 million and $118.1 million, respectively, that were designated as fair value hedges and convert fixed interest payments at rates from 4.2% to 7.5% to variable interest payments ranging from .3% to 4.3%. We have determined that our fair value hedges are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in interest rates.
A summary of the impact on net income for our interest rate contracts is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Net Settlements and Accruals on Contracts	Amount of Gain (Loss) Recognized in Income (1)
Three Months Ended September 30, 2013
Interest expense, net	$(482)	$482	$1,015	$1,015
Nine Months Ended September 30, 2013
Interest expense, net	(3,586)	3,586	3,065	3,065
Three Months Ended September 30, 2012
Interest expense, net	3	(3)	1,001	1,001
Nine Months Ended September 30, 2012
Interest expense, net	64	(64)	3,001	3,001
_______________

(1)	No ineffectiveness was recognized during the respective period.
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
We exercised our option to redeem a portion of the Series F depositary shares totaling $200 million on June 5, 2013. Upon the redemption of these shares, a portion of the related original issuance costs totaling $15.7 million was reported as a deduction in arriving at net income attributable to common shareholders. The outstanding $150 million Series F Preferred Shares pay a 6.5% annual dividend and have a liquidation value of $2,500 per share. Of these outstanding shares, $64.3 million were issued at a discount and have an effective rate of 8.25%.
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

Note 9. Impairment
The following impairment charges were recorded on the following assets based on the difference between the carrying amount of the assets and the estimated fair value (see Note 19 for additional fair value information) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Continuing operations:
Land held for development and undeveloped land (1)	$2,358	$—	$2,358	$—
Property marketed for sale or sold (2)	—	197	56	2,977
Investments in real estate joint ventures and partnerships (3)	—	—	—	6,608
Other	—	—	165	—
Total reported in continuing operations	2,358	197	2,579	9,585
Discontinued operations:
Property held for sale or sold (4)	—	139	236	5,825
Total impairment charges	2,358	336	2,815	15,410
Other financial statement caption impacted by impairment:
Equity in earnings of real estate joint ventures and partnerships, net	29	57	395	19,946
Net impact of impairment charges	$2,387	$393	$3,210	$35,356
_______________

(1)	Impairment was prompted by changes in management's plans for these properties, recent comparable market transactions and/or a change in market conditions.

(2)
These charges resulted from changes in management’s plans for these properties, primarily the marketing of these properties for sale. Also included in this caption are impairments associated with dispositions that did not qualify to be reported in discontinued operations.

(3)	Amounts reported in 2012 were based on third party offers to buy our interests in industrial real estate joint ventures.

(4)	Amounts reported were based on third party offers.

Note 10. Discontinued Operations
For the nine months ended September 30, 2013, we sold 18 centers of which eight were located in Texas, three in North Carolina, two each in Florida and New Mexico and one each in California, Nevada and Tennessee. As of September 30, 2013, there were no properties classified as held for sale as the potential disposition of assets currently being marketed was not deemed probable.
During 2012, we sold 27 shopping centers, 54 industrial properties, and we assigned a 75% consolidated joint venture interest to our partner. Of these dispositions, 55 were located in Texas, six each in Florida and Georgia, three in North Carolina, two each in Colorado, Louisiana and Virginia and one each in Arizona, Illinois, Kansas, Maine, Oklahoma and Tennessee. As part of these 2012 dispositions, we sold, in May 2012, a portfolio of 52 wholly-owned industrial properties in order to exit the industrial real estate market and further align and strengthen our position solely as a retail REIT. As of December 31, 2012, no properties were classified as held for sale.
Included in the Condensed Consolidated Balance Sheet at December 31, 2012 was $207.5 million of property and $72.0 million of accumulated depreciation related to the 18 centers that were sold during 2013.

The operating results of these centers have been reclassified and reported as discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues, net	$2,043	$12,141	$15,795	$58,299
Depreciation and amortization	(487)	(2,350)	(3,869)	(12,455)
Operating expenses	(427)	(2,175)	(2,973)	(10,932)
Real estate taxes, net	(152)	(1,413)	(1,414)	(7,545)
Impairment loss	—	(139)	(236)	(5,825)
General and administrative	(1)	(220)	(13)	(2,181)
Interest, net	(434)	(759)	(1,373)	(2,512)
Provision for income taxes	(148)	(11)	(261)	(386)
Operating income from discontinued operations	394	5,074	5,656	16,463
Gain on sale of property from discontinued operations	38,214	14,826	116,226	49,724
Income from discontinued operations	$38,608	$19,900	$121,882	$66,187
We do not allocate other consolidated interest to discontinued operations because the interest savings to be realized from the proceeds of the sale of these operations is not material.

Note 11. Supplemental Cash Flow Information
Non-cash investing and financing activities are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Accrued property construction costs	$9,662	$7,454
Property acquisitions and investments in unconsolidated real estate joint ventures:
Increase in property, net	18,698	16,665
Decrease in notes receivable from real estate joint ventures and partnerships	(3,636)	—
Decrease in real estate joint ventures and partnerships - investments	(50)	(3,825)
Increase in restricted deposits and mortgage escrows	—	395
Increase in debt, net	21,396	40,644
Increase in security deposits	129	1,332
Increase in noncontrolling interests	—	968
Sale of property and property interest:
Decrease in property, net	—	(2,855)
Decrease in real estate joint ventures and partnerships - investments	—	(95)
Decrease in restricted deposits and mortgage escrows	—	(204)
Decrease in debt, net due to debt assumption	—	(3,366)
Decrease in security deposits	—	(11)
Decrease in noncontrolling interests	—	(95)

Note 12. Earnings Per Share
Earnings per common share – basic is computed using net income attributable to common shareholders and the weighted average number of shares outstanding – basic. Earnings per common share – diluted includes the effect of potentially dilutive securities. Income from continuing operations attributable to common shareholders includes gain on sale of property in accordance with Securities and Exchange Commission guidelines. The components of earnings per common share – basic and diluted for the prior periods have been recast to conform with discontinued operations. Earnings per common share – basic and diluted components for the periods indicated are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Continuing Operations:
Income from continuing operations	$23,618	$21,812	$88,932	$30,400
Gain on sale of property	163	335	570	859
Net income attributable to noncontrolling interests	(1,948)	(1,505)	(4,000)	(3,726)
Dividends on preferred shares	(2,710)	(8,869)	(15,463)	(26,607)
Redemption costs of preferred shares	—	—	(17,944)	—
Income from continuing operations attributable to common shareholders – basic and diluted	$19,123	$11,773	$52,095	$926
Discontinued Operations:
Income from discontinued operations	$38,608	$19,900	$121,882	$66,187
Net loss (income) attributable to noncontrolling interests	101	(269)	(37,056)	(831)
Income from discontinued operations attributable to common shareholders – basic and diluted	$38,709	$19,631	$84,826	$65,356
Denominator:
Weighted average shares outstanding - basic	121,359	120,766	121,235	120,637
Effect of dilutive securities:
Share options and awards	1,172	1,078	1,206	1,016
Weighted average shares outstanding - diluted	122,531	121,844	122,441	121,653
Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Share options (1)	1,929	2,359	1,929	2,359
Operating partnership units	1,555	1,582	1,555	1,583
Total anti-dilutive securities	3,484	3,941	3,484	3,942
_______________

(1)	Exclusion results as exercise prices were greater than the average market price for each respective period.

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
The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Nine Months Ended September 30, 2013
	Minimum	Maximum
Dividend yield	0.0%	3.9%
Expected volatility	13.2%	29.0%
Expected life (in years)	NA	3
Risk-free interest rate	0.1%	0.4%
A summary of the status of unvested restricted share awards for the nine months ended September 30, 2013 is as follows:

	Unvested Restricted Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2013	496,571	$23.10
Granted:
Service-based awards	102,456	29.71
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	44,580	31.83
Market-based awards relative to three-year absolute TSR	44,580	37.49
Trust manager awards	25,623	35.23
Vested	(130,136)	23.19
Forfeited	(6,904)	26.65
Outstanding, September 30, 2013	576,770	$26.54
As of September 30, 2013 and December 31, 2012, there was approximately $4.7 million of total unrecognized compensation cost related to unvested restricted shares for both periods, which is expected to be amortized over a weighted average of 1.7 and 1.9 years, respectively.

Note 14. Employee Benefit Plans
Defined Benefit Plans:
We sponsor a noncontributory qualified retirement plan. The components of net periodic benefit cost for this plan are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$285	$266	$993	$1,048
Interest cost	344	319	1,197	1,257
Expected return on plan assets	(545)	(453)	(1,898)	(1,787)
Prior service cost	—	(24)	—	(94)
Recognized loss	284	317	990	1,251
Total	$368	$425	$1,282	$1,675
For the nine months ended September 30, 2013 and 2012, we contributed $1.8 million and $2.5 million, respectively, to the qualified retirement plan. Currently, we do not anticipate making any additional contributions to this plan during 2013.
Defined Contribution Plans:
Compensation expense related to our defined contribution plans was $.8 million and $.6 million for three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, we recognized compensation expense of $2.5 million and $2.4 million, respectively.

Note 15. Related Parties
Through our management activities and transactions with our real estate joint ventures and partnerships, we had net accounts receivable of $2.2 million and $1.8 million outstanding as of September 30, 2013 and December 31, 2012, respectively. We also had accounts payable and accrued expenses of $5.7 million and $6.3 million outstanding as of September 30, 2013 and December 31, 2012, respectively. For the three months ended September 30, 2013 and 2012, we recorded joint venture fee income of $1.2 million and $1.5 million, respectively. For the nine months ended September 30, 2013 and 2012, we recorded joint venture fee income of $3.8 million and $4.8 million, respectively.
In 2013, we sold our 10% interest in two unconsolidated tenancy-in-common arrangements to our partner for approximately $8.9 million.
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

Note 16. Commitments and Contingencies
As of September 30, 2013, we participate in four real estate ventures structured as DownREIT partnerships that have properties in Arkansas, California, North Carolina, Texas and Utah. As a general partner, we have operating and financial control over these ventures and consolidate them in our consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us in exchange for our common shares or an equivalent amount in cash. We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. No common shares were issued in exchange for any of these interests during the nine months ended September 30, 2013 and 2012. The aggregate redemption value of these interests was approximately $46 million and $42 million as of September 30, 2013 and December 31, 2012, respectively.
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
During 2011, we filed a lawsuit against our joint venture partner in connection with a development project in Sheridan, Colorado for failure to perform on the joint venture’s past due intercompany note payable to us, which has been eliminated within our consolidated financial statements. We are also involved in one consolidated and two unconsolidated joint ventures with this partner. Subsequent to September 30, 2013, we completed negotiations with our partner and settled the lawsuit. See Note 20 for additional information.
As of September 30, 2013, we have entered into commitments aggregating $73.3 million comprised principally of construction contracts which are generally due in 12 to 36 months.
We are also involved in various matters of litigation arising in the normal course of business. While we are unable to predict the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, any additional liability, if any, will not have a material effect on our consolidated financial statements.

Note 17. Variable Interest Entities
Consolidated VIEs:
Two of our real estate joint ventures whose activities principally consist of owning and operating 28 neighborhood/community shopping centers in 2013 and 30 shopping centers in 2012, located in Florida, Georgia, North Carolina, Tennessee and Texas, were determined to be VIEs. Based on financing agreements that are guaranteed solely by us, we have determined that we are the primary beneficiary in both instances and have consolidated these joint ventures.
A summary of our consolidated VIEs is as follows (in thousands):

	September 30, 2013	December 31, 2012
Maximum Risk of Loss (1)	$88,000	$111,305
Assets held by VIEs	236,211	257,374
Assets held as collateral for debt	229,644	246,486
_______________

(1)	The maximum risk of loss has been determined to be limited to our debt exposure for each real estate joint venture.

Restrictions on the use of these assets are significant because they serve as collateral for the VIEs’ debt, and we would generally be required to obtain our partners’ approval in accordance with the joint venture agreements for any major transactions. Transactions with these joint ventures on our consolidated financial statements have been limited to changes in noncontrolling interests and reductions in debt from our partners’ contributions. We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required to fund operating cash shortfalls and unplanned capital expenditures.
Unconsolidated VIEs:
At September 30, 2013 and December 31, 2012, one and two unconsolidated real estate joint ventures, respectively, were determined to be a VIEs through the issuance of secured loans, since the lenders had the ability to make decisions that could have a significant impact on the success of the entities. A summary of our unconsolidated VIEs is as follows (in thousands):

	September 30, 2013	December 31, 2012
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$11,502	$29,628
Maximum Risk of Loss (2)	11,679	32,990
_______________

(1)	The carrying amount of the investments represents our contributions to the real estate joint ventures, net of any distributions made and our portion of the equity in earnings of the joint ventures.

(2)
The maximum risk of loss has been determined to be limited to our debt exposure for each real estate joint venture. The maximum risk of loss at December 31, 2012, includes $20.9 million of debt recorded in our Condensed Consolidated Balance Sheet due to its association with a tenancy-in-common arrangement.

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

The following table summarizes the pro forma impact of these transactions as if they had been consolidated or acquired on January 1, 2012, the earliest year presented, as follows (in thousands, except per share amounts):

	Pro Forma (1)
	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenues	$123,544	$360,501
Net income	42,041	97,052
Net income attributable to common shareholders	31,398	65,888
Earnings per share – basic	0.26	0.55
Earnings per share – diluted	0.26	0.54

_______________

(1)	There are no non-recurring pro forma adjustments included within or excluded from the amounts in the preceding table.

Note 19. Fair Value Measurements
Recurring Fair Value Measurements:
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2013
Assets:
Investments, grantor trusts	$17,757			$17,757
Investments, mutual funds	7,034			7,034
Derivative instruments:
Interest rate contracts		$12,844		12,844
Total	$24,791	$12,844	$—	$37,635
Liabilities:
Derivative instruments:
Interest rate contracts		$537		$537
Deferred compensation plan obligations	$17,757			17,757
Total	$17,757	$537	$—	$18,294
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2012
Assets:
Investments, grantor trusts	$16,030			$16,030
Derivative instruments:
Interest rate contracts		$9,926		9,926
Total	$16,030	$9,926	$—	$25,956
Liabilities:
Derivative instruments:
Interest rate contracts		$768		$768
Deferred compensation plan obligations	$16,030			16,030
Total	$16,030	$768	$—	$16,798
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
Assets measured at fair value on a nonrecurring basis at September 30, 2013, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Gains (Losses) (1)
Property (2)		$3,300	$8,576	$11,876	$(2,358)
Total	$—	$3,300	$8,576	$11,876	$(2,358)
_______________

(1)	Total gains (losses) exclude impairments on disposed assets because they are no longer held by us.

(2)
In accordance with our policy of evaluating and recording impairments on the disposal of long-lived assets, property with a carrying amount of $14.3 million was written down to a fair value of $11.9 million, resulting in a loss of $2.4 million, which was included in earnings for the period. Management’s estimate of the fair value of these properties was determined using bona fide purchase offer for the Level 2 inputs. See the quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements table below.

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

Schedule of our fair value disclosures is as follows (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value Using Significant Unobservable Inputs (Level 3)	Carrying Value	Fair Value Using Significant Unobservable Inputs (Level 3)
Notes receivable from real estate joint ventures and partnerships	$84,142	$85,897	$89,776	$93,572
Tax increment revenue bonds	25,850	25,850	26,505	26,505
Debt:
Fixed-rate debt	2,013,253	2,055,495	1,992,599	2,094,122
Variable-rate debt	280,645	289,560	211,431	223,759
The quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements as of September 30, 2013 and December 31, 2012 reported in the above tables, is as follows:

Description	Fair Value at			Unobservable Inputs	Range
	September 30, 2013	December 31, 2012			Minimum		Maximum
	(in thousands)		Valuation Technique		2013	2012	2013	2012
Property	$8,576	$13,906	Broker valuation estimate	Indicative bid (1)
			Bona fide purchase offers	Contract price (1)
			Discounted cash flows	Discount rate				10.0%
				Capitalization rate		9.3%		9.5%
				Holding period (years)				1
				Expected future inflation rate (2)				3.0%
				Market rent growth rate (2)				3.0%
				Expense growth rate (2)				3.0%
				Vacancy rate (2)				5.0%
				Renewal rate (2)				75.0%
				Average market rent rate (2)				$10.52
				Average leasing cost per square foot (2)				$16.50
Notes receivable from real estate joint ventures and partnerships	85,897	93,572	Discounted cash flows	Discount rate			2.7%	3.0%
Tax increment revenue bonds	25,850	26,505	Discounted cash flows	Discount rate			7.5%	7.5%
				Expected future growth rate	1.0%	1.0%	2.0%	4.0%
				Expected future inflation rate	1.0%	1.0%	2.0%	2.0%
Fixed-rate debt	2,055,495	2,094,122	Discounted cash flows	Discount rate	1.2%	1.1%	7.2%	6.5%
Variable-rate debt	289,560	223,759	Discounted cash flows	Discount rate	.8%	1.4%	5.0%	5.0%
_______________

(1)	These fair values were developed by third parties, subject to our corroboration for reasonableness.

(2)	Only applies to one property valuation.

Note 20. Subsequent Events
Subsequent to September 30, 2013, we acquired additional real estate assets totaling $85.6 million, including a 350,000 square foot in-fill shopping center in Austin, Texas.
Subsequent to September 30, 2013, we entered an agreement with our joint venture partners. Pursuant to the agreement, we settled a lawsuit filed against our joint venture partner in connection with a development project in Sheridan, Colorado and paid down a $16.1 million note receivable (see Note 5 for further information) in exchange for cash and real property totaling $19.1 million, receipt of our partner’s interest in two consolidated joint ventures resulting in an increase of approximately $16.2 million in noncontrolling interests and distribution of our interest in two unconsolidated joint ventures with total assets of $23.2 million at September 30, 2013.
Subsequent to September 30, 2013, we executed a non-binding letter of intent to dissolve a consolidated joint venture with $172.5 million in total assets, in which we have a 30% ownership interest, through a distribution of properties to each partner. Pursuant to this agreement, a $100 million note payable was repaid prior to maturity.
On October 15, 2013, we issued $250 million of 4.45% senior unsecured notes maturing in 2024. The notes were issued at 99.58% of the principal amount with a yield to maturity of 4.50%. The net proceeds received of $247.3 million were used to reduce all amounts outstanding under our $500 million unsecured revolving credit facility, and net excess proceeds were invested in short-term instruments and will be used to pay down future debt maturities or for general business purposes. In connection with the issuance of these notes, we received $6.1 million associated with the settlement of our three forward-starting interest rate contracts with an aggregate notional amount of $150 million.
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
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 50.4 million square feet of gross leasable area, that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 3.2% of total rental revenues during the first nine months of 2013.
At September 30, 2013, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 271 developed income-producing properties and two properties under various stages of construction and development, which are located in 21 states spanning the country from coast to coast.
We also owned interests in 38 parcels of land held for development that totaled approximately 27.4 million square feet at September 30, 2013.

We had approximately 6,600 leases with 4,400 different tenants at September 30, 2013. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including real estate taxes, and additional rent payments based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. Through challenging economic environments, we believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.
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
Under our capital recycling plan, we continue to dispose of non-core operating properties, which provides capital for growth opportunities and strengthens our operating fundamentals. During the first nine months of 2013, we successfully disposed of real estate assets with our share of aggregate gross sales proceeds totaling $239.7 million, both directly or through our interest in real estate joint ventures or partnerships. This program is ongoing, and we expect to complete dispositions in the range of $250 million to $350 million in 2013. We have approximately $210.9 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close.
As we are generally selling lower tier, non-core assets, potential buyers looking to finance such acquisitions may find access to capital an issue; especially if long-term rates rise. Even with these conditions, we continue to believe we will successfully execute our disposition plan; although a number of factors, including weaknesses in the secured lending markets or a downturn in the economy, could impact our ability to execute this plan.
We continue to actively seek acquisitions and new development opportunities to grow our operations. During the first nine months of 2013, we have closed on acquisitions, including our pro rata share of interests in unconsolidated real estate joint ventures, totaling $89.3 million. Subsequent to September 30, 2013, we acquired additional real estate assets totaling $85.6 million. Despite substantial competition for quality opportunities and the uncertainty of long-term rates, we will continue to identify select acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. For 2013, we expect to invest in acquisitions and new developments in the range of $190 million to $250 million.
We strive to maintain a strong, conservative capital structure which provides ready access to a variety of attractive long and short-term capital sources. We carefully balance lower cost short-term financing with long-term liabilities associated with acquired or developed long-term assets. In March 2013, we issued $300 million of 3.5% senior unsecured notes maturing in 2023. This offering allowed us to repay amounts outstanding under our revolving credit facility, which included borrowings used to redeem $75.0 million of our 6.75% Series D Cumulative Redeemable Preferred Shares and $63.0 million of fixed-rate medium term notes. Additionally, in June 2013, we redeemed $200 million of our 6.5% Series F Cumulative Redeemable Preferred Shares. Subsequent to September 30, 2013, we issued $250 million of 4.45% senior unsecured notes maturing in 2024. The proceeds were used to repay all amounts outstanding under our revolving credit facility with the balance invested in short-term investments. This offering allowed us to effectively pre-fund our January 2014 maturities totaling $285 million in anticipation of potential volatility and uncertainty of the capital markets.
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

	September 30,
	2013	2012
Anchor (space of 10,000 square feet or greater)	97.9%	97.2%
Non-Anchor	88.7%	88.3%
Total Occupancy	94.4%	93.6%

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
SPNOI Growth (1)	4.7%	4.5%
_______________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to operating income within this section of Item 2.

	Number of Leases	Square Feet ('000's)	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Leasing Activity:
Three Months Ended September 30, 2013
New leases (1)	47	101	$22.55	$20.61	$13.02	9.4%
Renewals	221	642	17.71	16.71	0.25	6.0%
Not comparable spaces	62	227	—	—	—	—%
Total	330	970	$18.37	$17.24	$1.98	6.5%

Nine Months Ended September 30, 2013
New leases (1)	199	527	$20.24	$17.97	$16.12	12.6%
Renewals	681	2,434	15.56	14.92	0.16	4.3%
Not comparable spaces	208	750	—	—	—	—%
Total	1,088	3,711	$16.39	$15.46	$3.00	6.0%
_______________

(1)	Average lease commissions per square foot for the three and nine months ended September 30, 2013 were $5.70 and $4.43, respectively.
The operating metrics of our portfolio continue to strengthen in 2013 as we focus on increasing occupancy and SPNOI. Our portfolio delivered solid operating results with:

•
improved occupancy to 94.4% including, an increase of .4% in non-anchor shop (spaces less than 10,000 square feet) occupancy over 2012, primarily as a result of our disposition program and lack of new available retail space in the market;

•	an increase of 4.5% in SPNOI for the nine months ended September 30, 2013 over the same period of 2012; and

•	rental rate increases of 9.4% for new leases in the current quarter.

While we will continue to monitor the economy and the effects on our tenants, we believe the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio will allow us to further increase occupancy levels as we move through the remainder of 2013 and into 2014, albeit at a lesser rate then the two previous years, assuming, among other things, no bankruptcies by multiple national or regional tenants. A reduction in quality retail space available contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases. Leasing volume is anticipated to decline as we have less vacant space available for leasing and are experiencing reductions in the number of tenant fallouts. While we have achieved strong growth in SPNOI during the first nine months of 2013, maintaining this level of positive operating performance through the remainder of 2013 is not assured. Our expectation is that SPNOI will average between 3.5% to 4% for the year.
New Development
At September 30, 2013, we had two properties in various stages of construction and development. We have funded $67.5 million to date on these projects, and we estimate our aggregate net investment upon completion to be $97.7 million. Overall, the average projected stabilized return on investment for these properties is approximately 7.9% upon completion.
We have approximately $118.3 million in land held for development at September 30, 2013. While we are experiencing a greater interest than previous years from retailers and other market participants in our land held for development, opportunities for economically viable developments remain scarce. We continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains very challenging.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012
The following table is a summary of certain items from our Condensed Consolidated Statements of Operations and Comprehensive Income, which we believe represent items that significantly changed during the third quarter of 2013 as compared to the same period in 2012:

	Three Months Ended September 30,
	2013	2012	Change	% Change
Revenues	$130,667	$122,319	$8,348	6.8%
Depreciation and amortization	37,122	34,591	2,531	7.3
Real estate taxes, net	15,624	14,499	1,125	7.8
Impairment loss	2,358	197	2,161	1,097.0
Gain on acquisition	—	1,869	(1,869)	100.0
Revenues
The increase in revenues of $8.3 million is primarily attributable to an increase in net rental revenues from acquisitions and new development completions, which contributed $3.6 million, as well as increases in occupancy and rental rates.
Depreciation and Amortization
The increase of $2.5 million is attributable primarily to acquisitions, new development completions and other capital activities.
Real Estate Taxes, net
The increase in real estate taxes, net of $1.1 million is primarily attributable to rate and valuation changes, as well as acquisitions and new development completions.
Impairment Loss
The increase in impairment loss of $2.2 million is primarily attributable to the loss in 2013 associated with two unimproved land parcels.
Gain on Acquisition
The decrease of $1.9 million is primarily attributable to the realization upon consolidation of our equity associated with the purchase of a 79.6% unconsolidated joint venture interest in 2012.
Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012
The following table is a summary of certain items from our Condensed Consolidated Statements of Operations and Comprehensive Income, which we believe represent items that significantly changed during the first nine months of 2013 as compared to the same period in 2012:

	Nine Months Ended September 30,
	2013	2012	Change	% Change
Revenues	$383,752	$350,853	$32,899	9.4%
Depreciation and amortization	112,347	97,845	14,502	14.8
Operating expenses	74,213	69,048	5,165	7.5
Real estate taxes, net	45,242	41,306	3,936	9.5
Impairment loss	2,579	9,585	(7,006)	(73.1)
General and administrative expenses	18,818	21,101	(2,283)	(10.8)
Interest expense, net	73,689	86,692	(13,003)	(15.0)
Gain on sale of real estate joint venture and partnerships interests	11,599	5,562	6,037	108.5
Equity in earnings (losses) of real estate joint ventures and partnerships,net	14,467	(6,715)	21,182	315.4
Gain on acquisition	—	1,869	(1,869)	100.0

Revenues
The increase in revenues of $32.9 million is attributable to an increase in net rental revenues from acquisitions and new development completions, which contributed $16.4 million, as well as increases in occupancy and rental rates.
Depreciation and Amortization
The increase of $14.5 million is attributable primarily to acquisitions, new development completions and other capital activities.
Operating Expenses
The increase in operating expenses of $5.2 million is primarily attributable to acquisitions which totaled $2.8 million and an overall increase in expenses.
Real Estate Taxes, net
The increase in real estate taxes, net of $3.9 million is primarily attributable to rate and valuation changes, as well as acquisitions and new development completions.
Impairment Loss
The decrease in impairment loss of $7.0 million is primarily attributable to the $6.6 million loss in 2012 associated with an equity interest in an unconsolidated real estate joint venture that owned industrial properties.
General and Administrative Expenses
The decrease in general and administrative expenses of $2.3 million is primarily attributable to a reduction in personnel and a decrease in share-based compensation associated with retirement eligible employees.
Interest Expense, net
Net interest expense decreased $13.0 million or 15.0%. The components of net interest expense were as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Gross interest expense	$85,615	$89,764
Over-market mortgage adjustment	(10,202)	(678)
Capitalized interest	(1,724)	(2,394)
Total	$73,689	$86,692
Gross interest expense totaled $85.6 million during the first nine months of 2013, down $4.1 million or 4.6% from the first nine months of 2012. The decrease in gross interest expense results from a reduction in both interest rates and the weighted average debt outstanding as a result of refinancing notes and mortgages with proceeds from dispositions and issuances of two series of 10-year notes each in the principal amount of $300 million at an average interest rate of 3.4%. In the first nine months of 2013, the weighted average debt outstanding was $2.2 billion at a weighted average interest rate of 5.09% as compared to $2.3 billion outstanding at a weighted average interest rate of 5.15% in 2012. The increase in the over-market mortgage adjustment of $9.5 million is attributable primarily to a $9.7 million write-off of an above-market mortgage intangible associated with the early payoff of the related mortgage.
Gain on Sale of Real Estate Joint Venture and Partnership Interests
The gain in 2013 is attributable to the liquidation of an unconsolidated real estate joint venture that owned industrial properties and the sale of an interest in two unconsolidated real estate joint ventures, while the gain in 2012 was associated with the sale of an interest in three unconsolidated real estate joint ventures.
Equity in Earnings (Losses) of Real Estate Joint Ventures and Partnerships, net
The increase in equity in earnings (losses) of real estate joint ventures and partnerships, net of $21.2 million is primarily associated with our share of impairment losses recorded in 2012, which totaled $19.9 million.
Gain on Acquisition
The decrease of $1.9 million is attributable to the realization upon consolidation of our equity associated with the purchase of a 79.6% unconsolidated joint venture interest in 2012.

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
As of September 30, 2013, we had an available balance of $397.8 million under our revolving credit facility, and our remaining debt maturities for 2013 totaled $65.7 million. In March 2013, we issued $300 million of 3.5% senior unsecured notes maturing in 2023. Proceeds from this offering allowed us to reduce amounts outstanding under our revolving credit facility, which included borrowings used to redeem $75.0 million of our 6.75% Series D Cumulative Redeemable Preferred Shares and $63.0 million of fixed-rate medium term notes. Also, in June 2013, we redeemed $200 million of our 6.5% Series F Cumulative Redeemable Preferred Shares.
Subsequent to September 30, 2013, we issued $250 million of 4.45% senior unsecured notes maturing in 2024. This offering allowed us to repay all amounts outstanding under our revolving credit facility with the balance invested in short-term investments; effectively pre-funding our January 2014 debt maturities totaling $285 million in anticipation of potential volatility and uncertainty of the capital markets.
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
During 2013, aggregate gross sales proceeds from our dispositions totaled $239.7 million. Operating cash flows from discontinued operations are included in net cash from operating activities in our Condensed Consolidated Statements of Cash Flows, while proceeds from discontinued operations are included as investing activities. At September 30, 2013, discontinued operations represent 5.9% of our net cash from operating activities, and we would expect future net cash from operating activities to decrease accordingly when compared to prior periods.

We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. Off balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $467.9 million, of which our ownership percentage is $179.3 million at September 30, 2013. Scheduled principal mortgage payments on this debt, excluding non-cash related items totaling $1.2 million, at 100% are as follows (in millions):

2013 remaining	$2.9
2014	106.4
2015	43.9
2016	122.4
2017	56.8
Thereafter	134.3
Total	$466.7
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
Investing Activities:
Acquisitions
During 2013, we acquired two centers and a 51% interest in a center at an unconsolidated real estate joint venture for approximately $89.3 million. Subsequent to September 30, 2013, we acquired additional real estate assets totaling $85.6 million.
Dispositions
During 2013, we sold an interest in two unconsolidated real estate joint ventures, 18 centers and other property and four real estate assets through our interests in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions totaled $239.7 million and generated gains of $116.9 million. Also, we realized an $11.5 million gain associated with the liquidation of an unconsolidated real estate joint venture that owned industrial properties. Subsequent to September 30, 2013, we executed a non-binding letter of intent to dissolve a consolidated joint venture with $172.5 million in total assets.
New Development
At September 30, 2013, we had two projects under various stages of construction and development with a total square footage of approximately .6 million, of which we have funded $67.5 million to date on these projects. Upon completion, we expect our aggregate net investment in these properties to be $97.7 million.
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

Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Acquisitions	$76,051	$202,196
Tenant Improvements	24,380	31,571
New Development	12,431	22,653
Redevelopment	2,069	2,950
Other	11,257	14,402
Total	$126,188	$273,772
The decrease in capital expenditures is attributable primarily to the acquisition of 8000 Sunset Boulevard, a 171,000 square foot center located in California, in 2012. The decline in new development is associated with the stabilization of nine properties in 2012, while the decrease in tenant improvements is primarily attributable to the recycling of the portfolio and a decline in costs to obtain new tenant leases over the prior year.
For 2013, we anticipate our acquisitions to total between $175 million and $200 million. We anticipate our 2013 tenant improvement expenditures to be slightly below 2012. Our new development investment for 2013 is estimated to be approximately $15 million to $50 million. Further, we have entered into commitments aggregating $73.3 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our revolving credit facility.
Capital expenditures for additions described above relate to the following cash flows from investing activities as follows(in thousands):

	Nine Months Ended September 30,
	2013	2012
Acquisition of real estate and land	$58,173	$196,801
Development and capital improvements	50,014	68,345
Real estate joint ventures and partnerships - Investments	17,712	8,445
Notes Receivable from real estate joint ventures and partnerships - Advances for capital expenditures	289	181
Total	$126,188	$273,772
Capitalized soft costs, including payroll and other general and administrative costs, interest and real estate taxes, totaled $6.7 million and $7.3 million for the nine months ended September 30, 2013 and 2012, respectively.
Financing Activities:
Debt
Total debt outstanding was $2.3 billion at September 30, 2013 and included $2.0 billion on which interest rates are fixed and $280.6 million, including the effect of $117.1 million of interest rate contracts, which bears interest at variable rates. Additionally, of our total debt, $794.6 million was secured by operating properties while the remaining $1.5 billion was unsecured.
At September 30, 2013, we have a $500 million unsecured revolving credit facility which expires in April 2017 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At September 30, 2013, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, are 115 and 20 basis points, respectively. The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million. As of October 31, 2013, we had no amounts outstanding, and the available balance was $497.8 million, net of $2.2 million in outstanding letters of credit.

We also have an agreement with a bank for an unsecured and uncommitted overnight facility totaling $99 million that we maintain for cash management purposes. The facility provides for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin based on market liquidity. As of October 31, 2013, we had no amounts outstanding under this facility.
For the nine months ended September 30, 2013, the maximum balance and weighted average balance outstanding under both facilities combined were $265.5 million and $79.1 million, respectively, at a weighted average interest rate of 1.1%.
In March 2013, we issued $300 million of 3.5% senior unsecured notes maturing in 2023. This transaction allowed us to reduce amounts outstanding under our revolving credit facility, which included borrowings used to redeem $75.0 million of our 6.75% Series D Cumulative Redeemable Preferred Shares and $63.0 million of fixed-rate medium term notes.
Subsequent to September 30, 2013, we issued $250 million of 4.45% senior unsecured notes maturing in 2024. This offering allowed us to repay all amounts outstanding under our revolving credit facility with the balance invested in short-term investments. Additionally, subsequent to quarter end, we executed a non-binding letter of intent to dissolve a consolidated joint venture, in which we have a 30% ownership interest, and pursuant to this agreement, a $100 million note payable was repaid prior to maturity.
Our five most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios. We believe we were in full compliance with our public debt and revolving credit facility covenants as of September 30, 2013.
Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at September 30, 2013:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	45.8%
Secured Debt to Asset Ratio	Less than 40.0%	15.9%
Annual Service Charge Ratio	Greater than 1.5	3.2
Unencumbered Asset Test	Greater than 150%	226.1%
At September 30, 2013, we had four interest rate contracts with an aggregate notional amount of $117.1 million that were designated as fair value hedges and convert fixed interest payments at rates ranging from 4.2% to 7.5% to variable interest payments ranging from .3% to 4.3%.
At September 30, 2013, we had three interest rate contracts with an aggregate notional amount of $26 million that were designated as cash flow hedges. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
Also, at September 30, 2013, we had three forward-starting contracts with an aggregate notional amount of $150 million hedging future fixed-rate debt issuances. These contracts are effective in January 2014, mature in January 2024 and fix the 10-year swap rates at 2.4%. Subsequent to September 30, 2013, in connection with the $250 million issuance of 4.45% senior unsecured notes maturing in 2024, we received $6.1 million associated with the settlement of these forward-starting contracts.
We could be exposed to losses in the event of nonperformance by the counter-parties related to our interest rate contracts; however, management believes such nonperformance is unlikely.
Equity
In February 2013, our Board of Trust Managers approved an increase in our quarterly dividend rate for our common shares from $.290 to $.305 per share commencing with the first quarter 2013 distribution. Common and preferred dividends paid totaled $126.3 million during the first nine months of 2013. Our dividend payout ratio (as calculated as dividends paid on common shares divided by funds from operations (“FFO”) - basic) for the nine months ended September 30, 2013 approximated 65.1%, which is inclusive of non-cash transactions including impairment charges and other non-cash items.

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
Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $73.3 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of September 30, 2013 (in thousands):

	Remaining
	2013	2014	2015	2016	2017	Thereafter	Total
Mortgages and Notes Payable (1)
Unsecured Debt	$82,940	$358,059	$127,930	$112,139	$55,175	$994,821	$1,731,064
Secured Debt	17,303	199,524	220,105	198,432	132,788	177,538	945,690
Lease Payments	941	3,556	3,339	3,170	2,950	133,294	147,250
Other Obligations (2)	20,754	34,366	75	75	—	—	55,270
Total Contractual Obligations	$121,938	$595,505	$351,449	$313,816	$190,913	$1,305,653	$2,879,274

_______________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at September 30, 2013, excluding the effect of interest rate swaps. Also, excludes a $74.1 million debt service guaranty liability.

(2)
Other obligations include income and real estate tax payments, commitments associated with our secured debt and other employee payments. Contributions to our retirement plan are fully funded for 2013 and, therefore, are excluded from the above table.

Related to our investment in a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Agency issued $74.1 million of Series A bonds used for an urban renewal project. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our consolidated financial statements as of September 30, 2013.

Off Balance Sheet Arrangements
As of September 30, 2013, none of our off balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $2.2 million were outstanding under the revolving credit facility at September 30, 2013.
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
As of September 30, 2013, one unconsolidated real estate joint ventures was determined to be a VIE through the issuance of a secured loan, since the lender has the ability to make decisions that could have a significant impact on the profitability of the entity. Our maximum risk of loss associated with this VIE was limited to $11.7 million at September 30, 2013.
We have a real estate limited partnership agreement with a foreign institutional investor with a remaining obligation to purchase up to $250 million of retail properties in various states. Our ownership in this unconsolidated real estate limited partnership is 51%.

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

FFO is calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012(1)	2013	2012(1)
Net income attributable to common shareholders	$57,832	$31,404	$136,921	$66,282
Depreciation and amortization	36,088	35,611	112,270	106,551
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	4,443	5,254	13,370	16,261
Impairment of operating properties and real estate equity investments	—	177	457	15,007
Impairment of operating properties of unconsolidated real estate joint ventures and partnerships	—	57	366	19,946
Gain on acquisition	—	(1,869)	—	(1,869)
Gain on sale of property and interests in real estate equity investments	(38,325)	(15,140)	(91,878)	(56,047)
Gain on sale of property of unconsolidated real estate joint ventures and partnerships	(24)	(435)	(267)	(558)
Funds from operations – basic	60,014	55,059	171,239	165,573
Income attributable to operating partnership units	445	431	1,336	1,294
Funds from operations – diluted	$60,459	$55,490	$172,575	$166,867

Weighted average shares outstanding – basic	121,359	120,766	121,235	120,637
Effect of dilutive securities:
Share options and awards	1,172	1,078	1,206	1,016
Operating partnership units	1,555	1,582	1,555	1,583
Weighted average shares outstanding – diluted (2)	124,086	123,426	123,996	123,236

Funds from operations per share – basic	$0.49	$0.46	$1.41	$1.37

Funds from operations per share – diluted	$0.49	$0.45	$1.39	$1.35
______________________

(1)	Prior years’ results were restated to conform to the current year presentation by applying NAREIT's methodology regarding operating partnership units.

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

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Beginning of the period	263	261
Properties added:
Acquisitions	—	7
New Developments	—	8
Redevelopments	—	3
Properties removed:
Dispositions	(7)	(21)
Other	—	(2)
Redevelopments	—	—
End of the period	256	256
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Income	$44,067	$41,424	$130,553	$111,968
Less:
Revenue adjustments (1)	2,529	3,454	8,434	8,678
Add:
Property management fees	733	644	2,431	2,129
Depreciation and amortization	37,122	34,591	112,347	97,845
Impairment loss	2,358	197	2,579	9,585
General and administrative	5,966	6,417	18,818	21,101
Acquisition costs	18	981	428	1,473
Other (2)	273	196	54	574
Net Operating Income	88,008	80,996	258,776	235,997
Less: NOI related to consolidated entities not defined as same property and noncontrolling interests	(10,673)	(7,275)	(30,243)	(17,842)
Add: Pro rata share of unconsolidated entities defined as same property	10,710	10,398	31,656	30,911
Same Property Net Operating Income	$88,045	$84,119	$260,189	$249,066
_______________

(1)	Revenue adjustments consist primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.

(2)	Other includes items such as environmental abatement costs and demolition expenses.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At September 30, 2013, we had fixed-rate debt of $2.0 billion and variable-rate debt of $280.6 million, after adjusting for the net effect of $117.1 million notional amount of interest rate contracts. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $2.8 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $7.0 million and $88.1 million, respectively.

ITEM 4.    Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2013. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.
There has been no change to our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Joe D. Shafer
Senior Vice President/Chief Accounting Officer
(Principal Accounting Officer)
DATE: November 6, 2013

EXHIBIT INDEX

(a)		Exhibits:

4.1	—	Form of 4.450% Senior Note due 2024 (filed as Exhibit 4.1 to WRI's Form 8-K on October 15, 2013 and incorporated herein by reference).
31.1*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report.

**	Furnished with this report.