Form 10-K
period 2013-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2014-02-26
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
YES  ☐            NO  ☒
The aggregate market value of the common shares of beneficial interest held by non-affiliates on June 30, 2013 (based upon the most recent closing sale price on the New York Stock Exchange as of such date of $30.77) was $3.4 billion.
As of January 31, 2014, there were 121,950,270 common shares of beneficial interest outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 24, 2014 have been incorporated by reference to Part III of this Form 10-K.

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

PART I

ITEM 1. Business
General Development of Business.    Weingarten Realty Investors is a real estate investment trust (“REIT”) organized under the Texas Business Organizations Code. We, and our predecessor entity, began the ownership and development of shopping centers and other commercial real estate in 1948. Our primary business is leasing space to tenants in the shopping centers we own or lease. We also provide property management services for which we charge fees to either joint ventures where we are partners or other outside owners.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2013, for information on certain recent developments of the Company.
Financial Information about Segments.    We are in the business of owning, managing and developing retail shopping centers. As each of our centers has similar characteristics and amenities, our operations have been aggregated into one reportable segment. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for further information regarding reportable segments.
Narrative Description of Business.    At December 31, 2013, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 268 developed income-producing properties and two properties under various stages of construction and development, which are located in 21 states spanning the country from coast to coast. The portfolio of properties contains approximately 49.9 million square feet of gross leasable area that is either owned by us or others.
We also owned interests in 35 parcels of land held for development that totaled approximately 26.4 million square feet.
At December 31, 2013, we employed 316 full-time persons; our principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008; and our phone number is (713) 866-6000. We also have 10 regional offices located in various parts of the United States (“U.S.”).

Investment and Operating Strategy.    Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers in certain markets of the U.S. We expect to achieve this goal by strategically focusing on core operating fundamentals through our decentralized operating platform built on local expertise in leasing and property management, selective redevelopment of the existing portfolio of properties, disciplined growth from strategic acquisitions and new developments, and disposition of assets that no longer meet our ownership criteria. Proceeds from dispositions may be recycled by repaying debt, purchasing new assets or reinvesting in currently owned assets or for other corporate purposes. We remain committed to maintaining a conservatively leveraged balance sheet, a well-staggered debt maturity schedule and strong credit agency ratings.
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
We expect to continue our focus on the future growth of the portfolio in neighborhood and community shopping centers in markets where we currently operate and may expand to other markets throughout the U.S. Our markets of interest reflect high income and job growth, as well as high barriers-to-entry. Our attention is also focused on high quality, supermarket-anchored and necessity-based centers.
Diversification from both a geographic and tenancy perspective is a critical component of our operating strategy. We continue to seek opportunities outside the Texas market, where approximately 28.2% of the building square footage of our properties is located, up from 28.1% in 2012. With respect to tenant diversification, our two largest tenants, The Kroger Co. and TJX Companies, Inc., accounted for 3.8% and 2.5%, respectively, of our total rental revenues for the year ended December 31, 2013. No other tenant accounted for more than 1.9% of our total rental revenues. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.
Strategically, we strive to finance our growth and working capital needs in a conservative manner, including managing our debt maturities. Our senior debt credit ratings were BBB from Standard & Poors and Baa2 from Moody’s Investor Services with both projecting a stable outlook as of December 31, 2013 and 2012. We intend to maintain a conservative approach to managing our balance sheet, which, in turn, gives us many options for raising debt or equity capital when needed. At December 31, 2013 and 2012, our ratio of earnings to combined fixed charges and preferred dividends as defined by the Securities and Exchange Commission (“SEC”), not based on funds from operations, was 2.10 to 1 and 1.59 to 1, respectively. Our debt to total assets before depreciation ratio was 43.5% and 42.2% at December 31, 2013 and 2012, respectively.
Our policies with respect to the investment and operating strategies discussed above are periodically reviewed by our Board of Trust Managers and may be modified without a vote of our shareholders.
Location of Properties.    Our properties are located in 21 states, primarily throughout the southern half of the country. As of December 31, 2013, we have 270 properties (including two properties under development) that were owned or operated under long-term leases, either directly or through our interests in real estate joint ventures or partnerships. Total revenues less operating expenses and real estate taxes from continuing operations ("net operating income from continuing operations") generated by our properties located in Houston and its surrounding areas was 19.1% of total net operating income from continuing operations for the year ended December 31, 2013, and an additional 8.4% of net operating income from continuing operations is generated from properties that are located in other parts of Texas. We also have 35 parcels of land held for development, nine of which are located in Houston and its surrounding areas and 11 of which are located in other parts of Texas. Because our investments in Houston and its surrounding areas, as well as in other parts of Texas, the Houston and Texas economies affect, to a large degree, our business and operations.

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
We also compete for tenants to occupy the space that is developed, acquired and managed by our competitors. The principal competitive factors in attracting tenants in our market areas are location, price, anchor tenants and maintenance of properties. We believe our key competitive advantages include the favorable locations of our properties, knowledge of markets and customer bases, our ability to provide a retailer with multiple locations with quality anchor tenants and the practice of continuous maintenance and renovation of our properties.
Qualification as a Real Estate Investment Trust.    As of December 31, 2013, we met the qualification requirements of a REIT under the Internal Revenue Code, as amended. As a result, we will not be subject to federal income tax to the extent it meets certain requirements of the Internal Revenue Code, with the exception of our taxable REIT subsidiary.
Materials Available on Our Website.    Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as well as Reports on Forms 3, 4, 5 and SC 13G regarding our officers, trust managers or 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through our website (www.weingarten.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. We have also made available on our website copies of our Audit Committee Charter, Management Development and Executive Compensation Committee Charter, Governance and Nominating Committee Charter, Code of Conduct and Ethics, Code of Ethical Conduct for Officers and Senior Financial Associates and Governance Policies. In the event of any changes to these charters, codes or policies, changed copies will also be made available on our website. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 or the SEC’s Internet site at www.sec.gov. Materials on our website are not part of our Annual Report on Form 10-K.
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
The U.S. and global equity and credit markets have experienced and may in the future experience significant price volatility, dislocations and liquidity disruptions, which could cause market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances could materially impact liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases result in the unavailability of certain types of financing. Uncertainties in the equity and credit markets may negatively impact our ability to access additional financing at reasonable terms or at all, which may negatively affect our ability to complete dispositions, form joint ventures or refinance our debt. A prolonged downturn in the equity or credit markets could cause us to seek alternative sources of potentially less attractive financing, and require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of financing or difficulties in obtaining financing. These events in the equity and credit markets may make it more difficult or costly for us to raise capital through the issuance of our common shares of beneficial interest (“common shares”) or preferred shares. These disruptions in the financial markets also may have a material adverse effect on the market value of our common shares and preferred shares and other adverse effects on us or the economy generally. There can be no assurances that government responses to the disruptions in the financial markets will continue to restore consumer confidence, maintain stabilized markets or continue to provide the availability of equity or credit financing.

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
The economic performance and value of our properties can be affected by many factors, including the following:

•	Changes in the national, regional and local economic climate;

•	Changes in environmental regulatory requirements including, but not limited to, legislation on global warming;

•	Local conditions such as an oversupply of space or a reduction in demand for real estate in the area;

•	The attractiveness of the properties to tenants;

•	Competition from other available space;

•	Competition for our tenants from Internet sales;

•	Our ability to provide adequate management services and to maintain our properties;

•	Increased operating costs, if these costs cannot be passed through to tenants;

•	The cost of periodically renovating, repairing and releasing spaces;

•	The consequences of any armed conflict involving, or terrorist attack against, the U.S.;

•	Our ability to secure adequate insurance;

•	Fluctuations in interest rates;

•	Changes in real estate taxes and other expenses; and

•	Availability of financing on acceptable terms or at all.

Our properties consist primarily of neighborhood and community shopping centers and, therefore, our performance is linked to general economic conditions in the market for retail space. The market for retail space has been and may continue to be adversely affected by weakness in the national, regional and local economies where our properties are located, the adverse financial condition of some large retail companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing consumer purchases through the Internet. To the extent that any of these conditions occur, they are likely to affect market rents for retail space. In addition, we may face challenges in the management and maintenance of the properties or encounter increased operating costs, such as real estate taxes, insurance and utilities, which may make our properties unattractive to tenants.
We have a high concentration of properties in the state of Texas, and adverse economic or other conditions in that area could have a material adverse effect on us.
We are particularly susceptible to adverse economic or other conditions in the state of Texas, including increased unemployment, industry slowdowns, business layoffs or downsizing, decrease consumer confidence, relocations of businesses, changes in demographics, increases in real estate and other taxes, increase regulations and natural disasters, any of which could have a material adverse effect on us.
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
Volatility in the capital markets could impact the availability of debt financing due to numerous factors, including the tightening of underwriting standards by lenders and credit rating agencies. These factors directly affect a lender’s ability to provide debt financing as well as increase the cost of available debt financing. As a result, we may not be able to obtain favorable debt financing in the future or at all. This may result in future acquisitions generating lower overall economic returns, which may adversely affect our results of operations and distributions to shareholders. Furthermore, any turmoil in the capital markets could adversely impact the overall amount of capital available to invest in real estate, which may result in price or value decreases of real estate assets.

Our real estate assets may be subject to impairment charges.
Periodically, we assess whether there are any indicators that the value of our real estate assets, including any capitalized costs and any identifiable intangible assets, may be impaired. A property's value is impaired only if the estimate of the aggregate future undiscounted cash flows without interest charges to be generated by the property are less than the carrying value of the property. In estimating cash flows, we consider factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. If we are evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flows consider the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information. Determining whether a property is impaired and, if impaired, the amount of write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation. If market conditions deteriorate or management’s plans for certain properties change, additional write-downs could be required in the future and any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.
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
Adverse effects on the success and stability of our anchor tenants, could lead to reductions of rental income.
Our rental income could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency of any anchor store or anchor tenant. Anchor tenants generally occupy large amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant numbers of customers to a property. The closing of one or more anchor stores at a property could adversely affect that property and result in lease terminations or reductions in rent from other tenants, whose leases may permit termination or rent reduction in those circumstances or whose own operations may suffer as a result. Furthermore, tenant demand for certain of our anchor spaces may decrease, and as a result, we may see an increase in vacancy and/or a decrease in rents for those spaces, which could have a negative impact to our rental income.

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
Also, if our competitors develop additional retail properties in locations near our properties, there may be increased competition for customer traffic and creditworthiness tenants, which may result in fewer tenants or decreased cash flows from tenants, or both, and may require us to make capital improvements to properties that we would not have otherwise made. Our tenants also face increasing competition from other forms of marketing of goods, such as direct mail and Internet marketing. As a result, our financial condition and our ability to make distributions to our shareholders may be adversely affected.
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

•	Financing may not be available to us on favorable terms for development of a property; and

•	We may not complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs.
Additionally, the time frame required for development, construction and lease-up of these properties means that we may have to wait years for a significant cash return. If any of the above events occur, the development of properties may hinder our growth and have an adverse effect on our results of operations, including additional impairment charges. Also, new development activities, regardless of whether or not they are ultimately successful, typically require substantial time and attention from management.
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
As part of our capital recycling program, we intend to sell our non-core assets and may not be able to recover our investments, which may result in losses to us.
There can be no assurance that we will be able to recover the current carrying amount of all of our owned and partially owned non-core properties and investments in the future. Our failure to do so would require us to recognize impairment charges in the period in which we reached that conclusion, which could adversely affect our business, financial condition, operating results and cash flows.
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
Our credit ratings are an assessment by rating agencies of our ability to pay our debts and preferred dividends when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt and preferred shares. Credit ratings may be revised or withdrawn at any time by the rating agency at its sole discretion. Additionally, our revolving credit facility fees are based on our credit ratings. We do not undertake any obligation to maintain the ratings or to advise holders of our debt or preferred shares of any change in ratings. Each agency's rating should be evaluated independently of any other agency's rating.
There can be no assurance that we will be able to maintain our current credit ratings. Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all, and could significantly reduce the market price of our publicly-traded securities.

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
Real estate partnership or joint venture investments may involve risks not otherwise present for investments made solely by us, including the possibility that our partner or co-venturer might become bankrupt, that our partner or co-venturer might at any time have different interests or goals than us, and that our partner or co-venturer may take action contrary to our instructions, requests, policies or objectives. Other risks of joint venture investments could include impasse on decisions, such as a sale or refinance, because neither our partner or co-venturer nor we would have full control over the partnership or joint venture. These factors could limit the return that we receive from those investments or cause our cash flows to be lower than our estimates.
Volatility in market and economic conditions may impact our partners’ ability to perform in accordance with our real estate joint venture and partnership agreements resulting in a change in control or the liquidation plans of its underlying properties.
Changes in control of our investments could result if any reconsideration events occur, such as amendments to our real estate joint venture and partnership agreements, changes in debt guarantees or changes in ownership due to required capital contributions. Any changes in control will result in the revaluation of our investments to fair value, which could lead to an impairment. We are unable to predict whether, or to what extent, a change in control may result or the impact of adverse market and economic conditions may have to our partners.
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
Changes in accounting standards may adversely impact our reported financial condition and results of operations.
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
Under the terms and conditions of the leases currently in force on our properties, tenants generally are required to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises, due to activities conducted on the properties, except for claims arising from our negligence or intentional misconduct or that of our agents. Tenants are generally required, at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and tenant's property damage insurance policies. We have obtained comprehensive liability, casualty, property, flood and rental loss insurance policies on our properties. All of these policies may involve substantial deductibles and certain exclusions. In addition, we cannot assure the shareholders that the tenants will properly maintain their insurance policies or have the ability to pay the deductibles. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, we could lose all or part of our capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on our operating results and financial condition, as well as our ability to make distributions to the shareholders.
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
Our business and operations would suffer in the event of system failures.
Despite the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions.
We face risks relating to cybersecurity attacks, loss of confidential information and other business disruptions.
Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cybersecurity attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats including a defense in depth strategy of malware detection, password protection, backup servers and monthly penetration testing, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Cybersecurity incidents could compromise the confidential information of our tenants, employees and third-party vendors and disrupt and affect the efficiency of our business operations.

ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
At December 31, 2013, our real estate properties consisted of 270 locations in 21 states. A complete listing of these properties, including the name, location, building area and land area, is as follows (in square feet):

Center and Location	Building Total	Land Total
Operating Centers
Arizona
Arcadia Biltmore Plaza, Campbell Ave. at North 36th St., Phoenix	21,122	74,000
Arrowhead Festival S.C., 75th Ave. at W. Bell Rd., Glendale	194,309	157,000
Broadway Marketplace, Broadway at Rural, Tempe	87,379	347,000
Camelback Village Square, Camelback at 7th Avenue, Phoenix	242,715	543,000
Desert Village, Pinnacle Peak Rd at Pima Rd, Scottsdale	107,071	595,901
Entrada de Oro, Magee Road and Oracle Road, Tucson	109,075	572,000
Fountain Plaza, 77th St. at McDowell, Scottsdale	305,588	445,000
Laveen Village Market, Baseline Rd. at 51st St., Phoenix	318,805	372,274
Madera Village, Tanque Verde Rd. and Catalina Hwy., Tucson	106,858	419,000
Mohave Crossroads, Bullhead Parkway at State Route 95, Bullhead City	395,477	990,867
Monte Vista Village Center, Baseline Rd. at Ellsworth Rd., Mesa	108,551	353,000
Oracle Crossings, Oracle Highway and Magee Road, Tucson	261,194	1,307,000
Oracle Wetmore, Wetmore Road and Oracle Highway, Tucson	343,237	711,162
Palmilla Center, Dysart Rd. at McDowell Rd., Avondale	178,219	264,000
Pueblo Anozira, McClintock Dr. at Guadalupe Rd., Tempe	157,607	769,000
Raintree Ranch, Ray Rd. at Price Rd., Chandler	133,020	714,813
Rancho Encanto, 35th Avenue at Greenway Rd., Phoenix	72,170	246,440
Red Mountain Gateway, Power Rd. at McKellips Rd., Mesa	199,012	353,000
Scottsdale Horizon, Frank Lloyd Wright Blvd. and Thompson Peak Parkway, Scottsdale	148,383	61,000
Shoppes at Bears Path, Tanque Verde Rd. and Bear Canyon Rd., Tucson	66,131	362,000
Squaw Peak Plaza, 16th Street at Glendale Ave., Phoenix	60,728	220,000
The Shoppes at Parkwood Ranch, Southern Avenue and Signal Butte Road, Mesa	106,738	569,966
Valley Plaza, S. McClintock at E. Southern, Tempe	153,880	570,000
Arizona, Total	3,877,269	11,017,423
Arkansas
Markham Square, W. Markham at John Barrow, Little Rock	124,284	514,000
Markham West, 11400 W. Markham, Little Rock	178,500	769,000
Westgate, Cantrell at Bryant, Little Rock	52,626	206,000
Arkansas, Total	355,410	1,489,000
California
580 Market Place, E. Castro Valley at Hwy. I-580, Castro Valley	100,097	444,000
8000 Sunset Strip Shopping Center, Sunset Blvd. and Crescent Heights Blvd., Los Angeles	172,596	89,298
Arcade Square, Watt Ave. at Whitney Ave., Sacramento	76,497	234,000
Buena Vista Marketplace, Huntington Dr. at Buena Vista St., Duarte	115,340	322,000
Centerwood Plaza, Lakewood Blvd. at Alondra Dr., Bellflower	90,776	333,000
Chino Hills Marketplace, Chino Hills Pkwy. at Pipeline Ave., Chino Hills	310,921	1,187,000
Creekside Center, Alamo Dr. at Nut Creek Rd., Vacaville	114,445	400,000
Discovery Plaza, W. El Camino Ave. at Truxel Rd., Sacramento	93,398	417,000
El Camino Promenade, El Camino Real at Via Molena, Encinitas	129,676	451,000
Freedom Centre, Freedom Blvd. At Airport Blvd., Watsonville	150,865	543,000
Fremont Gateway Plaza, Paseo Padre Pkwy. at Walnut Ave., Fremont	361,701	650,000
Greenhouse Marketplace, Lewelling Blvd. at Washington Ave., San Leandro	236,832	578,000
Hallmark Town Center, W. Cleveland Ave. at Stephanie Ln., Madera	98,359	365,000
Jess Ranch Marketplace, Bear Valley Rd. at Jess Ranch Pkwy., Apple Valley	307,870	920,423

Center and Location		Building Total	Land Total
Jess Ranch Phase III, Bear Valley Road at Jess Ranch Parkway, Apple Valley		194,342	700,431
Marshalls Plaza, McHenry at Sylvan Ave., Modesto		85,952	218,000
Menifee Town Center, Antelope Rd. at Newport Rd., Menifee		248,734	658,000
Prospectors Plaza, Missouri Flat Rd. at US Hwy. 50, Placerville		252,521	866,684
Rancho San Marcos Village, San Marcos Blvd. at Rancho Santa Fe Rd., San Marcos		132,689	541,000
San Marcos Plaza, San Marcos Blvd. at Rancho Santa Fe Rd., San Marcos		81,086	116,000
Shasta Crossroads (II), Churn Creek Rd and State Hwy 44, Redding	(1)(3)	90,663	252,783
Shasta Crossroads, Churn Creek Rd. at Dana Dr., Redding		176,866	520,000
Silver Creek Plaza, E. Capital Expressway at Silver Creek Blvd., San Jose		197,925	573,000
Southampton Center, IH-780 at Southampton Rd., Benecia		162,426	596,000
Stoneridge Town Centre, Highway 60 at Nason St., Moreno Valley	(1)(3)	434,450	1,104,246
Stony Point Plaza, Stony Point Rd. at Hwy. 12, Santa Rosa		200,011	619,000
Summerhill Plaza, Antelope Rd. at Lichen Dr., Sacramento		128,835	704,000
Valley, Franklin Blvd. and Mack Rd., Sacramento		107,005	580,000
Westminster Center, Westminster Blvd. at Golden West St., Westminster		425,437	1,739,000
California, Total		5,278,315	16,721,865
Colorado
Aurora City Place, E. Alameda at I225, Aurora	(1)(3)	542,956	2,260,000
Cherry Creek, E. Alameda Ave. at S. Colorado Blvd., Glendale		272,671	330,795
CityCenter Englewood, S. Santa Fe at Hampden Ave., Englewood	(1)(3)	359,213	452,941
Crossing at Stonegate, Jordon Rd. at Lincoln Ave., Parker	(1)(3)	109,058	870,588
Edgewater Marketplace, Sheridan Blvd. at 17th Ave., Edgewater		270,553	538,576
Green Valley Ranch Towne Center, Tower Rd. at 48th Ave., Denver	(1)(3)	114,947	276,000
Lowry Town Center, 2nd Ave. at Lowry Ave., Denver	(1)(3)	129,398	246,000
River Point at Sheridan, Highway 85 and Highway 285, Sheridan		519,020	3,556,487
Thorncreek Crossing, Washington St. at 120th St., Thornton	(1)(3)	386,127	1,156,863
Westminster Plaza, North Federal Blvd. at 72nd Ave., Westminster	(1)	111,113	636,000
Colorado, Total		2,815,056	10,324,250
Florida
Alafaya Square, Alafaya Trail, Oviedo	(1)(3)	176,486	915,000
Argyle Village, Blanding at Argyle Forest Blvd., Jacksonville		312,432	1,329,000
Atlantic North, Kernan Blvd. at Atlantic Blvd., Jacksonville	(1)(3)	112,685	326,061
Atlantic West, Kernan Blvd. at Atlantic Blvd., Jacksonville	(1)(3)	180,578	584,304
Boca Lyons, Glades Rd. at Lyons Rd., Boca Raton		117,515	545,000
Clermont Landing, U.S. 27 & Steve's Road, Clermont	(1)(3)	338,956	2,039,915
Colonial Landing, East Colonial Dr. at Maguire Boulevard, Orlando	(1)	259,024	980,000
Colonial Plaza, E. Colonial Dr. at Primrose Dr., Orlando		498,794	2,009,000
Countryside Centre, US Highway 19 at Countryside Boulevard, Clearwater		248,253	906,440
East Lake Woodlands, East Lake Road and Tampa Road, Palm Harbor	(1)(3)	143,693	730,000
Embassy Lakes, Sheraton St. at Hiatus Rd., Cooper City		179,937	618,000
Epic Village - St. Augustine, SR 207 at Rolling Hills Dr, St. Augustine	(1)	64,180	773,626
Flamingo Pines, Pines Blvd. at Flamingo Rd., Pembroke Pines	(1)(3)	148,840	707,075
Flamingo Pines, Pines Blvd. at Flamingo Rd., Pembroke Pines		266,761	739,925
Hollywood Hills Plaza, Hollywood Blvd. at North Park Rd., Hollywood	(1)(3)	408,509	1,429,000
Indian Harbour Place, East Eau Gallie Blvd., Indian Harbour Beach	(1)(3)	163,521	636,000
International Drive Value Center, International Dr. and Touchstone Dr., Orlando	(1)(3)	185,365	985,000
Kernan Village, Kernan Blvd. at Atlantic Blvd., Jacksonville	(1)(3)	288,780	615,114
Lake Washington Crossing, Wickham Rd. at Lake Washington Rd., Melbourne	(1)(3)	118,698	580,000
Largo Mall, Ulmerton Rd. at Seminole Ave., Largo		575,114	1,888,000
Marketplace at Seminole Towne Center, Central Florida Greenway and Rinehart Rd., Sanford		484,048	1,743,000
Northridge, E. Commercial Blvd. at Dixie Hwy., Oakland Park	(1)(3)	236,628	901,000

Center and Location		Building Total	Land Total
Palms of Carrollwood, N. Dale Maybry Dr. at Fletcher Ave., Tampa		167,887	679,536
Pembroke Commons, University at Pines Blvd., Pembroke Pines	(1)(3)	324,731	1,394,000
Phillips Crossing, Interstate 4 and Sand Lake Road, Orlando		145,644	697,000
Phillips Landing, Turkey Lake Rd., Orlando		286,033	311,000
Pineapple Commons, Us Highway 1 and Britt Rd., Stuart	(1)(3)	264,468	762,736
Publix at Laguna Isles, Sheridan St. at SW 196th Ave., Pembroke Pines		69,475	400,000
Quesada Commons, Quesada Ave. and Toledo Blade Blvd., Port Charlotte	(1)(3)	58,890	312,000
Sea Ranch Centre, Pine Avenue & SR A-1-A, Sea Ranch Lakes		98,874	311,890
Shoppes at Paradise Isle, 34940 Emerald Coast Pkwy., Destin	(1)(3)	171,669	764,000
Shoppes at Parkland, Hillsboro Blvd. at State Rd. #7, Parkland	(1)	167,308	905,000
Shoppes of Port Charlotte, Toledo Blade Blvd. and Tamiami Trail, Port Charlotte	(1)(3)	3,921	176,720
Shoppes of Port Charlotte, Toledo Blade Blvd. and Tamiami Trail, Port Charlotte	(1)(3)	41,011	276,000
Sunrise West Shopping Center, West Commercial Dr. and NW 91st Ave., Sunrise	(1)(3)	76,321	540,000
Sunset 19, US Hwy. 19 at Sunset Pointe Rd., Clearwater		275,910	1,078,000
Tamiami Trail Shops, S.W. 8th St. at S.W. 137th Ave., Miami	(1)(3)	132,564	515,000
The Marketplace at Dr. Phillips, Dr. Phillips Boulevard and Sand Lake Road, Orlando	(1)(3)	326,090	1,495,000
The Shoppes at South Semoran, Semoran Blvd. at Pershing Ave., Orlando		101,611	451,282
TJ Maxx Plaza, 117th Avenue at Sunset Blvd., Kendall		161,429	540,000
University Palms, Alafaya Trail at McCullough Rd., Oviedo	(1)	105,127	522,000
Vizcaya Square, Nob Hill Rd. at Cleary Blvd., Plantation		110,081	521,000
Whole Foods @ Carrollwood, Northdale Blvd. at North Dale Mabry, Tampa		36,900	275,735
Winter Park Corners, Aloma Ave. at Lakemont Ave., Winter Park		102,382	400,000
Florida, Total		8,737,123	35,308,359
Georgia
Brookwood Marketplace, Peachtree Pkwy. at Mathis Airport Rd., Suwannee		397,295	1,459,000
Brookwood Square, East-West Connector at Austell Rd., Austell		177,903	971,000
Brownsville Commons, Brownsville Rd. and Hiram-Lithia Springs Rd., Powder Springs		81,886	205,000
Camp Creek Marketplace II, Camp Creek Pkwy. and Carmla Dr., Atlanta		228,003	724,000
Cherokee Plaza, Peachtree Road and Colonial Drive, Atlanta	(1)	102,864	336,000
Dacula Marketplace, Fence Rd. at Dacula Rd., Dacula		116,943	279,220
Dallas Commons, US Hwy. 278 and Nathan Dean Blvd., Dallas		95,262	244,000
Grayson Commons, Grayson Hwy. at Rosebud Rd., Grayson		76,611	507,383
Lakeside Marketplace, Cobb Pkwy. (US Hwy. 41), Acworth		332,889	736,000
Mansell Crossing, North Point Parkway at Mansell Rd, Alpharetta	(1)(3)	102,931	582,833
Perimeter Village, Ashford-Dunwoody Rd, Atlanta		373,621	1,803,820
Publix at Princeton Lakes, Carmia Dr. and Camp Creek Dr., Atlanta	(1)(3)	72,207	336,000
Reynolds Crossing, Steve Reynolds and Old North Cross Rd., Duluth		115,983	407,000
Roswell Corners, Woodstock Rd. at Hardscrabble Rd., Roswell		318,369	733,101
Roswell Crossing, King Rd and W. Crossville Rd., Roswell		201,979	1,011,093
Sandy Plains Exchange, Sandy Plains at Scufflegrit, Marietta	(1)	72,784	452,000
Thompson Bridge Commons, Thompson Bridge Rd. at Mt. Vernon Rd., Gainesville	(1)	95,587	540,000
Georgia, Total		2,963,117	11,327,450
Kentucky
Festival at Jefferson Court, Outer Loop at Jefferson Blvd., Louisville		218,396	1,153,000
Millpond Center, Boston at Man O’War, Lexington		151,498	773,000
Regency Shopping Centre, Nicholasville Rd. & West Lowry Ln., Lexington		188,782	590,000
Tates Creek, Tates Creek at Man O’ War, Lexington		203,532	586,384
Kentucky, Total		762,208	3,102,384
Louisiana
14/Park Plaza, Hwy. 14 at General Doolittle, Lake Charles		172,068	535,000
Danville Plaza, Louisville at 19th, Monroe		136,368	539,000

Center and Location		Building Total	Land Total
K-Mart Plaza, Ryan St., Lake Charles	(1)(3)	232,390	126,000
Manhattan Place, Manhattan Blvd. at Gretna Blvd., Harvey		276,615	718,339
Southgate, Ryan at Eddy, Lake Charles		156,838	511,000
Town & Country Plaza, U.S. Hwy. 190 West, Hammond		226,142	656,021
University Place, 70th St. at Youree Dr., Shreveport		381,253	1,114,265
Westwood Village, W. Congress at Bertrand, Lafayette		138,034	942,000
Louisiana, Total		1,719,708	5,141,625
Maryland
Pike Center, Rockville Pike and Bou Ave., Rockville		81,336	292,462
Maryland, Total		81,336	292,462
Missouri
Ballwin Plaza, Manchester Rd. at Vlasis Dr., Ballwin		200,915	653,000
Western Plaza, Hwy 141 at Hwy. 30, Fenton	(1)(3)	56,734	654,000
Missouri, Total		257,649	1,307,000
Nevada
Best in the West, Rainbow at Lake Mead Rd., Las Vegas		428,067	1,516,000
Charleston Commons, Charleston and Nellis, Las Vegas		362,273	1,314,791
College Park S.C., E. Lake Mead Blvd. at Civic Ctr. Dr., North Las Vegas		195,367	721,000
Eastern Horizon, Eastern Ave. at Horizon Ridge Pkwy., Henderson		209,727	478,000
Francisco Centre, E. Desert Inn Rd. at S. Eastern Ave., Las Vegas		148,815	639,000
Paradise Marketplace, Flamingo Rd. at Sandhill, Las Vegas		148,572	323,556
Rainbow Plaza, Phase I, Rainbow Blvd. at Charleston Blvd., Las Vegas		136,339	514,518
Rainbow Plaza, Rainbow Blvd. at Charleston Blvd., Las Vegas		273,916	1,033,482
Rancho Towne & Country, Rainbow Blvd. at Charleston Blvd., Las Vegas		139,847	350,000
Tropicana Beltway, Tropicana Beltway at Fort Apache Rd., Las Vegas		617,821	1,466,000
Tropicana Marketplace, Tropicana at Jones Blvd., Las Vegas		142,643	309,912
Westland Fair North, Charleston Blvd. at Decatur Blvd., Las Vegas		602,904	1,008,451
Nevada, Total		3,406,291	9,674,710
New Mexico
Eastdale, Candelaria Rd. at Eubank Blvd., Albuquerque		119,088	601,000
North Towne Plaza, Academy Rd. at Wyoming Blvd., Albuquerque		142,106	607,000
New Mexico, Total		261,194	1,208,000
North Carolina
Avent Ferry, Avent Ferry Rd. at Gorman St., Raleigh		111,622	669,000
Bull City Market, Broad St. at West Main St., Durham		40,875	112,000
Capital Square, Capital Blvd. at Huntleigh Dr., Cary		143,063	607,000
Chatham Crossing, US 15/501 at Plaza Dr., Chapel Hill	(1)(3)	96,155	424,000
Falls Pointe, Neuce Rd. at Durant Rd., Raleigh		198,553	659,000
Galleria, Galleria Boulevard and Sardis Road, Charlotte		328,276	799,000
Harrison Pointe, Harrison Ave. at Maynard Rd., Cary		130,758	1,222,382
Heritage Station, Forestville Rd. at Rogers Rd., Wake Forest	(1)	77,669	341,035
High House Crossing, NC Hwy. 55 at Green Level W. Rd., Cary		90,155	606,000
Hope Valley Commons, Highway 751 and Highway 54, Durham		81,371	1,247,123
Leesville Town Centre, Leesville Rd. at Leesville Church Rd., Raleigh		114,396	904,000
Northwoods Market, Maynard Rd. at Harrison Ave., Cary		77,802	431,000
Parkway Pointe, Cory Parkway at S. R. 1011, Cary		80,061	461,000
Six Forks Station, Six Forks Rd. at Strickland Rd., Raleigh		468,178	1,843,000
Stonehenge Market, Creedmoor Rd. at Bridgeport Dr., Raleigh		188,449	669,000
Surf City Crossing, Highway 17 and Highway 210, Surf City		63,016	434,311
Waterford Village, U.S. Hwy. 17 & U.S. Hwy. 74/76, Leland		89,715	1,426,594

Center and Location		Building Total	Land Total
Whitehall Commons, NWC of Hwy. 49 at I-485, Charlotte		444,561	360,000
North Carolina, Total		2,824,675	13,215,445
Oklahoma
Town and Country, Reno Ave. at North Air Depot, Midwest City		128,231	540,000
Oklahoma, Total		128,231	540,000
Oregon
Clackamas Square, SE 82nd Avenue and SE Causey Avenue, Portland	(1)(3)	140,227	215,000
Oak Grove Market Center, SE Mcloughlin Blvd. & Oak Grove Ave., Portland		97,177	292,288
Raleigh Hills Plaza, SW Beaverton-Hillsdale Hwy and SW Scholls Ferry Road, Portland	(1)(3)	39,520	165,000
Oregon, Total		276,924	672,288
South Carolina
Fresh Market Shoppes, 890 William Hilton Head Pkwy., Hilton Head	(1)(3)	86,746	436,000
South Carolina, Total		86,746	436,000
Tennessee
Bartlett Towne Center, Bartlett Blvd. at Stage Rd., Bartlett		192,624	774,000
Commons at Dexter Lake Phase II, Dexter at N. Germantown, Memphis	(1)	66,838	272,792
Commons at Dexter Lake, Dexter at N. Germantown, Memphis	(1)	178,558	740,208
Highland Square, Summer at Highland, Memphis		14,490	84,000
Mendenhall Commons, South Mendenahall Rd. and Sanderlin Ave., Memphis	(1)	88,108	250,000
Ridgeway Trace, Poplar Avenue and Ridgeway Road, Memphis		307,727	222,553
Tennessee, Total		848,345	2,343,553
Texas
10/Federal, I-10 at Federal, Houston	(1)	132,472	474,000
1919 North Loop West, Hacket Drive at West Loop 610 North, Houston		138,058	157,000
Alabama-Shepherd, S. Shepherd at W. Alabama, Houston		56,969	176,000
Angelina Village, Hwy. 59 at Loop 287, Lufkin		248,199	1,835,000
Bell Plaza, 45th Ave. at Bell St., Amarillo	(1)	130,631	682,000
Bellaire Boulevard, Bellaire at S. Rice, Houston	(1)	41,273	137,000
Blalock Market at I-10, I-10 at Blalock, Houston		97,277	321,000
Boswell Towne Center, Highway 287 at Bailey Boswell Rd., Saginaw		88,008	137,000
Braeswood Square, N. Braeswood at Chimney Rock, Houston		104,686	422,000
Broadway , Broadway at 59th St., Galveston	(1)	74,604	220,000
Broadway, S. Broadway at W. 9th St., Tyler		60,400	259,000
Centre at Post Oak, Westheimer at Post Oak Blvd., Houston		183,940	505,000
Champions Village, F.M. 1960 at Champions Forest Dr., Houston	(1)	392,967	1,391,000
Citadel Plaza, Citadel Plaza Dr., Houston		121,000	170,931
Crossroads, I-10 at N. Main, Vidor		115,798	484,000
Cullen Plaza, Cullen at Wilmington, Houston	(1)	84,517	318,000
Cypress Pointe, F.M. 1960 at Cypress Station, Houston		283,381	737,000
Cypress Station, F.M. 1960 at I-45, Houston		140,924	618,000
Fiesta Trails, I-10 at DeZavala Rd., San Antonio		482,370	1,589,000
Fiesta Village, Quitman at Fulton, Houston	(1)	30,249	80,000
Galveston Place, Central City Blvd. at 61st St., Galveston		210,537	828,000
Gateway Station, I-35W and McAlister Rd., Burleson	(1)	68,360	344,286
Glenbrook Square, Telephone Road, Houston	(1)	77,890	320,000
Griggs Road, Griggs at Cullen, Houston	(1)	80,116	382,000
Harrisburg Plaza, Harrisburg at Wayside, Houston	(1)	93,438	334,000
HEB - Dairy Ashford & Memorial, Dairy Ashford and Memorial Drive, Houston		36,874	118,740
Heights Plaza, 20th St. at Yale, Houston		71,277	228,000
Humblewood Shopping Plaza, Eastex Fwy. at F.M. 1960, Houston		279,226	784,000
I-45/Telephone Rd. Center, I-45 at Maxwell Street, Houston	(1)	171,599	658,586

Center and Location		Building Total	Land Total
Independence Plaza, McPherson Rd and Bob Bullock Loop, Laredo		335,202	1,802,513
Kirby Strip Center, Kirby Dr, Houston		10,005	37,897
Lake Pointe Market Center, Dalrock Rd. at Lakeview Pkwy., Rowlett		121,689	218,158
Las Tiendas Plaza, Expressway 83 at McColl Rd., McAllen	(1)(3)	500,067	910,000
Lawndale, Lawndale at 75th St., Houston	(1)	52,127	177,000
League City Plaza, I-45 at F.M. 518, League City	(1)	126,990	680,000
Little York Plaza, Little York at E. Hardy, Houston	(1)	113,878	483,000
Lyons Avenue, Lyons at Shotwell, Houston	(1)	67,629	178,000
Market at Nolana, Nolana Ave. and 29th St., McAllen	(1)(3)	243,821	181,300
Market at Sharyland Place, U.S. Expressway 83 and Shary Rd., Mission	(1)(3)	301,174	543,000
Market at Town Center, Town Center Blvd., Sugar Land		388,865	1,733,000
Market at Westchase, Westheimer at Wilcrest, Houston		84,084	318,000
Moore Plaza, S. Padre Island Dr. at Staples, Corpus Christi		599,622	1,491,000
Mueller Regional Retail Center, I-35 & E 51st St., Austin		351,070	1,467,101
North Creek Plaza, Del Mar Blvd. at Hwy. I-35, Laredo		481,764	1,251,000
North Park Plaza, Eastex Fwy. at Dowlen, Beaumont	(1)(3)	279,530	636,000
North Towne Plaza, U.S. 77 and 83 at SHFM 802, Brownsville		153,000	303,715
North Triangle , I-45 at F.M. 1960, Houston		16,060	113,000
Northbrook Center, Northwest Fwy. at W. 34th, Houston		173,288	655,000
Northcross, N. 10th St. at Nolana Loop, McAllen	(1)(3)	74,865	218,000
Oak Forest, W. 43rd at Oak Forest, Houston		151,324	541,000
Oak Park Village, Nacogdoches at New Braunfels, San Antonio	(1)	64,287	221,000
Old Navy Building, 1815 10th St., McAllen	(1)(3)	15,000	62,000
Overton Park Plaza, SW Loop 820/Interstate 20 at South Hulen St., Ft. Worth		458,788	1,636,000
Palmer Plaza, F.M. 1764 at 34th St., Texas City		195,231	367,000
Parliament Square II, W. Ave. at Blanco, San Antonio		54,541	220,919
Parliament Square, W. Ave. at Blanco, San Antonio		64,950	263,081
Phelan West, Phelan at 23rd St., Beaumont	(1)(3)	82,221	88,509
Plantation Centre, Del Mar Blvd. at McPherson Rd., Laredo		143,015	596,000
Preston Shepard Place, Preston Rd. at Park Blvd., Plano	(1)(3)	363,337	1,359,072
Randall's/Kings Crossing, Kingwood Dr. at Lake Houston Pkwy., Houston	(1)	126,397	624,000
Richmond Square, Richmond Ave. at W. Loop 610, Houston		92,356	326,315
River Oaks East, W. Gray at Woodhead, Houston		71,265	206,000
River Oaks West, W. Gray at S. Shepherd, Houston		248,663	609,000
Rose-Rich, U.S. Hwy. 90A at Lane Dr., Rosenberg		102,641	386,000
Sharyland Towne Crossing, Shary Rd. at Hwy. 83, Mission	(1)(3)	484,949	2,008,000
Shoppes at Memorial Villages, I-10 & Wirt Road, Houston		187,541	516,768
Shops at Three Corners, S. Main at Old Spanish Trail, Houston	(1)	272,350	1,007,143
South 10th St. HEB, S. 10th St. at Houston St., McAllen	(1)(3)	103,702	368,000
Southgate, W. Fuqua at Hiram Clark, Houston	(1)	125,260	533,000
Spring Plaza, Hammerly at Campbell, Houston	(1)	55,056	202,000
Starr Plaza, U.S. Hwy. 83 at Bridge St., Rio Grande City	(1)(3)	176,693	742,000
Stella Link, Stella Link at S. Braeswood, Houston		70,087	423,588
Thousand Oaks, Thousand Oaks Dr. at Jones Maltsberger Rd., San Antonio	(1)	162,322	730,000
Valley View, West Ave. at Blanco Rd., San Antonio		91,544	341,000
Village Arcade, University at Kirby, Houston		57,281	276,503
Village Arcade-Phase II, University at Kirby, Houston		28,371	60,099
Village Arcade-Phase III, University at Kirby, Houston		107,134	231,156
Village Plaza at Bunker Hill, Bunker Hill Rd at Interstate 10, Houston	(1)(3)	495,204	1,921,649
Westchase Center, Westheimer at Wilcrest, Houston		331,624	754,000
Westhill Village, Westheimer at Hillcroft, Houston		130,041	479,000

Center and Location		Building Total	Land Total
Westwood Center, Culebra Road and Westwood Loop, San Antonio		77,679	691,328
Texas, Total		13,762,624	46,898,357
Utah
DDS Office Building, S. 300 West at Paxton Ave., Salt Lake City		27,300	86,249
Taylorsville Town Center, West 4700 South at Redwood Rd., Taylorsville		130,214	399,000
West Jordan Town Center, West 7000 South at S. Redwood Rd., West Jordan		304,899	814,000
Utah, Total		462,413	1,299,249
Washington
Meridian Town Center, Meridian Avenue East and 132nd Street East, Puyallup	(1)(3)	143,012	535,000
Mukilteo Speedway Center, Mukilteo Speedway, Lincoln Way, and Highway 99, Lynnwood	(1)(3)	90,273	355,000
Promenade 23, S. Jackson St. at 23rd Ave., Seattle		96,660	258,746
Queen Anne Marketplace, Mercer Street and 1st Avenue North, Seattle	(1)(3)	81,385	—
Rainer Square Plaza, Rainer Avenue South and South Charleston Street, Seattle	(1)(3)	110,803	345,000
South Hill Center, 43rd Avenue Southwest and Meridian Street South, Puyallup	(1)(3)	134,010	515,000
Washington, Total		656,143	2,008,746
New Development Centers
Texas
Tomball Marketplace, FM 2920 and Future 249, Tomball	(2)	295,786	1,712,609
Texas, Total		295,786	1,712,609
Virginia
Hilltop Village, Telegraph Rd. at Beulah Rd., Alexandria	(1)(2)	—	1,437,480
Virginia, Total		—	1,437,480
Unimproved Land
Arizona
Bullhead Parkway at State Route 95, Bullhead City			312,761
Lon Adams Rd at Tangerine Farms Rd, Marana			422,532
Southern Avenue and Signal Butte Road, Mesa			63,162
Arizona, Total			798,455
Colorado
Highway 85 and Highway 285, Sheridan			713,513
Colorado, Total			713,513
Florida
SR 207 at Rolling Hills Dr, St. Augustine			228,254
State Road 100 & Belle Terre Parkway, Palm Coast			292,288
Young Pines and Curry Ford Rd, Orange County			82,764
Florida, Total			603,306
Georgia
NWC South Fulton Pkwy. @ Hwy. 92, Union City			3,554,496
Georgia, Total			3,554,496
Louisiana
Ambassador Caffery at W. Congress, Lafayette			34,848
Louisiana, Total			34,848
Nevada
SWC Highway 215 at Decatur, Las Vegas			639,896
Nevada, Total			639,896
North Carolina
Creedmoor (Highway 50) and Crabtree Valley Avenue, Raleigh			510,959
Highway 17 and Highway 210, Surf City			2,024,233
U.S. Highway 1 at Caveness Farms Rd., Wake Forest			1,637,420

Center and Location	Building Total	Land Total
U.S. Hwy. 17 & U.S. Hwy. 74/76, Leland		549,727
North Carolina, Total		4,722,339
Tennessee
Poplar Avenue and Ridgeway Road, Memphis		53,579
Tennessee, Total		53,579
Texas
9th Ave. at 25th St., Port Arthur		243,065
Bissonnet at Wilcrest, Houston		40,946
Citadel Plaza at 610 North Loop, Houston		137,214
East Orem, Houston		121,968
FM 1957 (Potranco Road) and FM 211, San Antonio		8,655,372
FM 2920 and Highway 249, Tomball		459,776
Gattis School Rd at A.W. Grimes Blvd., Round Rock		57,499
Highway 3 at Highway 1765, Texas City		200,812
I-30 & Horne Street, Ft. Worth		58,370
Kirkwood at Dashwood Drive, Houston		321,908
Leslie Rd. at Bandera Rd., Helotes		74,052
Mesa Road at Tidwell, Houston		105,501
Nolana Ave. and 29th St., McAllen		163,350
Northwest Freeway at Gessner, Houston		117,612
Rock Prairie Rd. at Hwy. 6, College Station		394,218
SH 151 and Ingram Rd, San Antonio		252,692
Shary Rd. at North Hwy. 83, Mission		1,560,319
U.S. 77 and 83 at SHFM 802, Brownsville		914,723
US Hwy. 281 at Wilderness Oaks, San Antonio		1,269,774
West Little York at Interstate 45, Houston		161,172
Texas, Total		15,310,343

Property Listing Summary as of December 31, 2013

ALL PROPERTIES BY STATE	Number of Properties	Building Total	Land Total
Arizona	23	3,877,269	11,815,878
Arkansas	3	355,410	1,489,000
California	29	5,278,315	16,721,865
Colorado	10	2,815,056	11,037,763
Florida	43	8,737,123	35,911,665
Georgia	17	2,963,117	14,881,946
Kentucky	4	762,208	3,102,384
Louisiana	8	1,719,708	5,176,473
Maryland	1	81,336	292,462
Missouri	2	257,649	1,307,000
Nevada	11	3,406,291	10,314,606
New Mexico	2	261,194	1,208,000
North Carolina	18	2,824,675	17,937,784
Oklahoma	1	128,231	540,000
Oregon	3	276,924	672,288
South Carolina	1	86,746	436,000
Tennessee	5	848,345	2,397,132
Texas	79	14,058,410	63,921,309
Utah	3	462,413	1,299,249
Virginia	1	—	1,437,480
Washington	6	656,143	2,008,746
Total	270	49,856,563	203,909,030
Total Operating Properties	268	49,560,777	174,328,166
Total New Development	2	295,786	3,150,089
Total Unimproved Land			26,430,775
___________________
Total square footage includes 545,897 square feet of building area and 12,731,795 square feet of land leased from others.
Footnotes for detail property listing:

(1)	Denotes property is held by a real estate joint venture or partnership; however, the building and land square feet figures include our partners’ ownership interest in the property.

(2)	Denotes property currently under development.

(3)	Denotes properties that are not consolidated under generally accepted accounting principles.

NOTE:	Square feet are reflective of area available to be leased. Certain listed properties may have additional square feet that are not owned by us.

At December 31, 2013, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 268 developed income-producing centers and two centers under various stages of construction and development, which are located in 21 states spanning the country from coast to coast.
During 2013, we acquired three centers located in Florida and Texas and a 51% owned unconsolidated real estate joint venture acquired a real estate asset in Washington. In addition to this ongoing acquisition activity, we completed two additional transactions with joint venture partners in which we acquired our partner’s 50% unconsolidated joint venture interest in a California property, and we received cash, real property and our partner’s interest in two consolidated joint ventures in exchange for our interest in two unconsolidated joint ventures and the payment of a note receivable. In all, our share of the gross purchase price for these transactions totaled approximately $247.5 million.
During 2013, we sold an interest in four unconsolidated real estate joint ventures, 20 centers and other property and five real estate assets through our interests in unconsolidated real estate joint ventures and partnerships. Of the 20 centers disposed, nine were located in Texas, three each in North Carolina and Florida; two in New Mexico and one each in California, Nevada and Tennessee. Our share of aggregate gross sales proceeds from these transactions totaled $285.1 million.
Operating Centers.    In 2013, no single center accounted for more than 3.1% of our total assets or 2.2% of revenues. The five largest centers, in the aggregate, represented approximately 9.5% of our revenues for the year ended December 31, 2013; otherwise, none of the remaining centers accounted for more than 1.6% of our revenues during the same period.
The majority of our centers are owned directly by us (subject in some cases to mortgages), although our interests in some centers are held indirectly through interests in real estate joint ventures or under long-term leases. In our opinion, our centers are well maintained and in good repair, suitable for their intended uses, and adequately covered by insurance.
We participate in 43 real estate joint ventures or partnerships that hold an interest in 103 of our centers. Our ownership interest ranges from 15% to 99%; we are normally the managing or operating partner and receive a fee for acting in this capacity.
We may use a DownREIT operating partnership structure in the acquisition of some real estate centers. In these transactions, a fair value purchase price is agreed upon between us, as general partner of the DownREIT, and the seller where the seller receives operating partnership units in exchange for some or all of its ownership interest in the center. Each operating partnership unit is the equivalent of one of our common shares. These units generally give our partners the right to put their limited partnership units to us on or after the first anniversary of the entity’s formation. We may acquire these limited partnership units for either cash or a fixed number of our common shares at our discretion.
As of December 31, 2013, the weighted average occupancy rate for our centers was 94.9% compared to 93.7% as of December 31, 2012. The average effective annual rental per square foot was approximately $15.66 in 2013, $15.14 in 2012, $13.79 in 2011, $13.60 in 2010 and $13.31 in 2009 for our centers.

As of December 31, 2013, lease expirations for the next 10 years, assuming tenants do not exercise renewal options, are as follows:

				Annual Net Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases (000’s)	Percentage of Leaseable Square Feet	Total (000’s)	Per Square Foot	Percentage of Total Annual Net Rent
2014	625	2,551	5.12%	$38,448	$15.07	9.91%
2015	814	3,611	7.24%	53,111	14.71	13.68%
2016	815	3,816	7.65%	60,274	15.80	15.53%
2017	594	3,263	6.54%	53,622	16.43	13.82%
2018	596	3,695	7.41%	53,616	14.51	13.81%
2019	188	1,961	3.93%	25,342	12.92	6.53%
2020	99	1,236	2.48%	16,506	13.35	4.25%
2021	108	1,338	2.68%	18,405	13.76	4.74%
2022	97	1,164	2.33%	17,385	14.94	4.48%
2023	88	799	1.60%	12,785	16.00	3.29%
Our centers are primarily neighborhood and community shopping centers that typically range in size from 50,000 to 650,000 square feet of building area, as distinguished from large regional enclosed malls and small strip centers, which generally contain 5,000 to 25,000 square feet. None of the centers have climatized common areas, but are designed to allow retail customers to park their automobiles in close proximity to any retailer in the center. Our centers are customarily constructed of masonry, steel and glass, and all have lighted, paved parking areas, which are typically landscaped with berms, trees and shrubs. They are generally located at major intersections in close proximity to neighborhoods that have existing populations sufficient to support retail activities of the types conducted in our centers.
We actively embrace various initiatives that support the future of environmentally friendly shopping centers. Our primary areas of focus include energy efficiency, waste recycling, water conservation and construction/development best practices. We recognize there are economic, environmental and social implications associated with the full range of our sustainability efforts, and that a commitment to incorporating sustainable practices will add long-term value to our centers.
We have approximately 6,300 separate leases with 4,200 different tenants. Included among our top revenue-producing tenants are: The Kroger Co., TJX Companies, Inc., Ross Stores, Inc., H-E-B, Safeway Inc., Office Depot, Inc., PetSmart, Inc., Bed, Bath & Beyond Inc., Home Depot, Inc., Best Buy, Inc., The Sports Authority, Inc. and Whole Foods Market, Inc. The diversity of our tenant base is also evidenced by the fact that our largest tenant, The Kroger Co., accounted for only 3.8% of rental revenues during 2013.
Our center leases have lease terms generally ranging from three to five years for tenant space under 5,000 square feet and from 10 to 25 years for tenant space over 10,000 square feet. Leases with primary lease terms in excess of 10 years, generally for anchor and out-parcels, frequently contain renewal options which allow the tenant to extend the term of the lease for one or more additional periods, with each of these periods generally being of a shorter duration than the primary lease term. The rental rates paid during a renewal period are generally based upon the rental rate for the primary term; sometimes adjusted for inflation, market conditions or an amount of the tenant’s sales during the primary term.

Most of our leases provide for the monthly payment in advance of fixed minimum rentals, the tenants’ pro rata share of real estate taxes, insurance (including fire and extended coverage, rent insurance and liability insurance) and common area maintenance for the center (based on estimates of the costs for these items). Some of the lease agreements with major or national tenants contain modifications of these basic provisions, such as placing a maximum contribution on their pro rata share of recoverable charges, in view of the financial condition, stability or desirability of those tenants. Certain leases also provide for the payment of additional rentals based on a percentage of the tenants’ sales. Utilities are generally paid directly by tenants except where common metering exists with respect to a center. In this case, we make payments for the utilities, and the tenants reimburse us on a monthly basis. Generally, our leases only permit the tenant to assign or sublease its space with our prior written consent, which we agree not to unreasonably withhold. Our major and national tenants, however, generally have greater assignment and sublease rights that may not require our consent. Where a tenant is granted the right to assign its space, the lease agreement generally provides that the original lessee will remain liable for the payment of the lease obligations under that lease agreement. Most of our leases require the tenant to use its space for the purpose designated in its lease agreement and to operate its business on a continuous basis.
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
New Development Centers.    At December 31, 2013, we had two properties in various stages of development and have funded $71.5 million to date on these projects. We estimate our aggregate net investment upon completion to be $97.5 million. These properties are projected to have an average stabilized return on investment of approximately 8.0% when completed. Upon completion, the square footage to be added to the portfolio and the estimated cost per square footage of these two properties are as follows:

Estimated Year of Completion	Square Feet (000’s)	Estimated Cost per Square Foot
2014	165	$201.25
2015	265	242.22
Unimproved Land.    At December 31, 2013, we owned, either directly or through our interest in real estate joint ventures or partnerships, 35 parcels of unimproved land consisting of approximately 26.4 million square feet. These land parcels include approximately 1.6 million square feet of land adjacent to certain of our existing operating centers, which may be used for expansion of these centers, as well as approximately 24.8 million square feet of land, which may be used for new development. Almost all of the unimproved land is served by roads and utilities and are suitable for development as centers and other retail space, and we intend to emphasize the development of these parcels for such purpose. We have approximately $116.9 million in land held for development.

ITEM 3. Legal Proceedings
We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the amounts involved, our management and legal counsel believe that when such litigation is resolved, our resulting liability, if any, will not have a material impact on our consolidated financial statements.

ITEM 4. Mine Safety Disclosures
Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Shares of Beneficial Interest, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed and traded on the New York Stock Exchange under the symbol “WRI.” As of January 31, 2014, the number of holders of record of our common shares was 2,236. The closing high and low sale prices per common share as reported on the New York Stock Exchange, and dividends per share paid for the fiscal quarters indicated were as follows:

	High	Low	Dividends
2013:
Fourth	$32.44	$27.42	$.305
Third	32.69	27.54	.305
Second	35.84	28.79	.305
First	31.55	27.35	.305
2012:
Fourth	$28.19	$25.81	$.290
Third	28.85	25.88	.290
Second	27.53	24.36	.290
First	26.45	21.56	.290
The following table summarizes the equity compensation plans under which our common shares may be issued as of December 31, 2013:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance
Equity compensation plans approved by shareholders	3,543,746	$29.16	1,676,028
Equity compensation plans not approved by shareholders	—	—	—
Total	3,543,746	$29.16	1,676,028

Performance Graph
The graph below provides an indicator of cumulative total shareholder returns for us as compared with the S&P 500 Stock Index and the FTSE NAREIT Equity Shopping Centers Index, weighted by market value at each measurement point. The graph assumes that on December 31, 2008, $100 was invested in our common shares and that all dividends were reinvested by the shareholder.
Comparison of Five Year Cumulative Return
*$100 invested on December 31, 2008 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Source: SNL Financial LC

	2009	2010	2011	2012	2013
Weingarten Realty Investors	$105.16	$132.60	$127.53	$163.51	$174.51
S&P 500 Index	126.46	145.51	148.59	172.37	228.19
FTSE NAREIT Equity Shopping Centers Index	98.34	128.61	127.67	159.62	167.58
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

	(Amounts in thousands, except per share amounts) Year Ended December 31,
	2013	2012	2011	2010	2009
Operating Data: (1)
Revenues (primarily real estate rentals)	$497,725	$456,904	$432,616	$423,218	$439,610
Depreciation and Amortization	149,493	129,500	119,933	114,184	112,259
Impairment Loss	2,579	9,585	49,671	33,317	34,983
Operating Income	163,400	146,680	105,385	119,980	132,986
Interest Expense, net	97,444	106,800	130,478	135,664	146,139
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests	33,670	14,203	—	—	—
Equity in Earnings (Losses) of Real Estate Joint Ventures and Partnerships, net	35,112	(1,558)	7,834	12,889	5,548
Gain on Acquisition	—	1,869	—	—	—
(Loss) Gain on Redemption of Convertible Senior Unsecured Notes	—	—	—	(135)	25,311
(Provision) Benefit for Income Taxes	(7,051)	70	(2)	291	(5,871)
Income (Loss) from Continuing Operations	135,372	60,511	(12,202)	7,179	27,104
Gain on Sale of Property	762	1,004	1,304	2,005	24,494
Net Income	265,156	152,421	16,739	51,238	175,276
Net Income Adjusted for Noncontrolling Interests	220,262	146,640	15,621	46,206	171,102
Net Income (Loss) Attributable to Common Shareholders	$184,145	$109,210	$(19,855)	$10,730	$135,626
Per Share Data - Basic:
Income (Loss) from Continuing Operations Attributable to Common Shareholders	$0.78	$0.16	$(0.38)	$(0.25)	$0.14
Net Income (Loss) Attributable to Common Shareholders	$1.52	$0.90	$(0.17)	$0.09	$1.24
Weighted Average Number of Shares	121,269	120,696	120,331	119,935	109,546
Per Share Data - Diluted:
Income (Loss) from Continuing Operations Attributable to Common Shareholders	$0.77	$0.16	$(0.38)	$(0.25)	$0.14
Net Income (Loss) Attributable to Common Shareholders	$1.50	$0.90	$(0.17)	$0.09	$1.23
Weighted Average Number of Shares - Diluted	122,460	121,705	120,331	119,935	110,178
Balance Sheet Data:
Property (at cost)	$4,289,276	$4,399,850	$4,688,526	$4,777,794	$4,658,396
Total Assets	4,223,929	4,184,784	4,588,226	4,807,855	4,890,385
Debt, net	$2,299,844	$2,204,030	$2,531,837	$2,589,448	$2,531,847
Other Data:
Cash Flows from Operating Activities	$233,992	$227,330	$214,731	$214,625	$244,316
Cash Flows from Investing Activities	134,654	370,308	(3,745)	(121,421)	191,872
Cash Flows from Financing Activities	(296,674)	(591,676)	(221,203)	(222,929)	(341,550)
Cash Dividends per Common Share	1.22	1.16	1.10	1.04	1.28
Funds from Operations - Basic (2)	$222,732	$222,128	$173,325	$187,008	$204,634
___________________

(1)
For all periods presented, the operating data related to continuing operations and gain on sale of property do not include the effects of amounts reported in discontinued operations, and certain business combination transactions have occurred. See Note 15 and 23 to our consolidated financial statements in Item 8 for additional information.

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

Executive Overview
Weingarten Realty Investors is a REIT organized under the Texas Business Organizations Code. We, and our predecessor entity, began the ownership and development of shopping centers and other commercial real estate in 1948. Our primary business is leasing space to tenants in the shopping centers we own or lease. We also provide property management services for which we charge fees to either joint ventures where we are partners or other outside owners.
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 49.9 million square feet of gross leasable area, that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 3.8% of total rental revenues during 2013.
At December 31, 2013, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 268 developed income-producing properties and two properties under various stages of construction and development, which are located in 21 states spanning the country from coast to coast.
We also owned interests in 35 parcels of land held for development that totaled approximately 26.4 million square feet at December 31, 2013.
We had approximately 6,300 leases with 4,200 different tenants at December 31, 2013. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including real estate taxes, and additional rent payments based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.
Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers in certain markets of the United States. This year we focused on three strategic initiatives: (1) recycling capital to improve our portfolio, (2) maintaining a strong, flexible consolidated balance sheet and well-managed debt maturity schedule and (3) improving operating performance. We believe these initiatives have kept our portfolio of properties in the forefront of being among the strongest in our sector. For 2014, these strategies will continue to be in effect as we continue to transition the portfolio.
Under our capital recycling plan, we continue to dispose of non-core operating properties, which provides capital for growth opportunities and strengthens our operating fundamentals. During 2013, we successfully disposed of real estate assets with our share of aggregate gross sales proceeds totaling $285.1 million, both directly or through our interest in real estate joint ventures or partnerships. This program is ongoing, and we expect to complete dispositions in the range of $300 million to $400 million in 2014. We have approximately $110.1 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close. Subsequent to year end, we sold two centers with gross proceeds totaling $55.6 million. Also, we received notice in December 2013 from the holder of one of our ground leases in Texas of their intent to exercise their purchase option under the ground lease. This transaction is expected to close in the second half of 2014 and will result in the disposition of three properties.
As we are generally selling lower tier, non-core assets, potential buyers looking to finance such acquisitions may find access to capital an issue; especially if long-term rates rise. Even with these conditions, we believe we can continue to successfully execute our capital recycling plan; although a number of factors, including weaknesses in the secured lending markets or a downturn in the economy, could impact our ability to execute this plan.

We continue to actively seek acquisitions and new development opportunities to grow our operations. During 2013, we have closed on acquisitions, including our pro rata share of interests in unconsolidated real estate joint ventures and purchased interests in both consolidated and unconsolidated real estate joint ventures, totaling $247.5 million. Despite substantial competition for quality opportunities and the uncertainty of long-term rates, we will continue to identify select acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. For 2014, we expect to invest in acquisitions and new developments in the range of $200 million to $300 million. In 2014, we will continue to focus our attention on identifying new development projects as another source of growth.
Subsequent to December 31, 2013, we completed the dissolution of a consolidated real estate joint venture, in which we had a 30% ownership interest. This venture owned a portfolio of 13 centers of which four are located in Texas, three each in Georgia and Tennessee, two in Florida and one in North Carolina. The transaction was completed through the distribution of five centers to us and eight centers to our partner.
We strive to maintain a strong, conservative capital structure which provides ready access to a variety of attractive long and short-term capital sources. We carefully balance lower cost short-term financing with long-term liabilities associated with acquired or developed long-term assets. During 2013, we issued $300 million of 3.5% and $250 million of 4.45% senior unsecured notes maturing in 2023 and 2024, respectively. We also paid off all amounts outstanding under our revolving credit facility, redeemed $75 million of our 6.75% Series D Cumulative Redeemable Preferred Shares and $200 million of our 6.5% Series F Cumulative Redeemable Preferred Shares and paid down $173.6 million of fixed-rate medium term notes. In anticipation of potential volatility and uncertainty in the capital markets, $250 million of 4.45% senior unsecured notes were issued in October to essentially pre-fund our January 2014 debt maturities totaling $285 million.
In 2013, we amended and extended our $500 million unsecured revolving credit facility. The amendment reduces the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, by 10 and five basis points, respectively. In addition, the unsecured revolving credit facility's maturity date has been extended to 2017 with options to extend up to an additional year. These transactions continue to strengthen our consolidated balance sheet and further enhance our access to various sources of capital, while reducing our cost of capital. While the availability of capital has improved over the past few years, there can be no assurance that favorable pricing and availability will not deteriorate in the future.
Operational Metrics
In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. Below are performance metrics associated with our signed occupancy, same property net operating income ("SPNOI") growth and leasing activity on a pro rata basis.

	December 31,
	2013	2012
Anchor (space of 10,000 square feet or greater)	98.5%	97.1%
Non-Anchor (small shop)	89.0%	88.2%
Total Occupancy	94.8%	93.6%

	Three Months Ended December 31, 2013	Twelve Months Ended December 31, 2013
SPNOI Growth (1)	3.0%	4.2%
___________________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to operating income within this section of Item 7.

	Number of Leases	Square Feet ('000's)	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Leasing Activity:
Three Months Ended December 31, 2013
New leases (1)	60	95	$24.73	$21.88	$15.02	13.1%
Renewals	212	753	15.75	14.91	0.55	5.7%
Not comparable spaces	59	217	—	—	—	—%
Total	331	1,065	$16.76	$15.69	$2.17	6.8%

Twelve Months Ended December 31, 2013
New leases (1)	260	623	$20.91	$18.55	$16.01	12.7%
Renewals	892	3,178	15.58	14.88	0.25	4.7%
Not comparable spaces	261	902	—	—	—	—%
Total	1,413	4,703	$16.46	$15.49	$2.84	6.3%
___________________

(1)	Average external lease commissions per square foot for the three and twelve months ended December 31, 2013 were $5.52 and $4.78, respectively.
The operating metrics of our portfolio strengthened in 2013 as we focused on increasing occupancy and SPNOI. Our portfolio delivered solid operating results with:

•	improved occupancy to 94.8%, including an increase of .8% in small shop occupancy over 2012, primarily as a result of our disposition program and lack of new available retail space in the market;

•	an increase of 4.2% in SPNOI for the year ended December 31, 2013 over the same period of 2012; and

•	rental rate increases of 12.7% for new leases during 2013.
While we will continue to monitor the economy and the effects on our tenants, we believe the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio will allow us to further increase occupancy levels as we move through 2014, albeit at a lesser rate than the previous year, assuming, among other things, no bankruptcies by multiple national or regional tenants. A reduction in quality retail space available contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases. Leasing volume is anticipated to decline as we have less vacant space available for leasing. While we have achieved strong growth in SPNOI during 2013, maintaining this level of positive operating performance in 2014 is not assured. Our expectation is that SPNOI will average between 2.5% to 3.5% for 2014.
New Development
At December 31, 2013, we had two properties in various stages of construction and development. We have funded $71.5 million to date on these projects, and we estimate our aggregate net investment upon completion to be $97.5 million. Overall, the average projected stabilized return on investment for these properties is approximately 8.0% upon completion.
We have approximately $116.9 million in land held for development at December 31, 2013. While we are experiencing a greater interest from retailers and other market participants in our land held for development, opportunities for economically viable developments remain scarce. We continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains very challenging.
Acquisitions and Joint Ventures
Acquisitions are a key component of our long-term growth strategy. The availability of quality acquisition opportunities in the market remains sporadic. Competition for the highest quality core properties in our key growth markets is intense, which has in many cases, driven pricing to pre-recession highs. We remain disciplined in approaching these opportunities, pursuing only those that provide appropriate risk-adjusted returns.

Dispositions
Dispositions are also a key component of our ongoing management process where we selectively prune properties from our portfolio that no longer meet our geographic or growth targets. Dispositions provide capital, which may be recycled into properties that have high barrier-to-entry locations within high growth metropolitan markets, and thus have higher long-term growth potential. Additionally, proceeds from dispositions may be used to reduce outstanding debt, further deleveraging our consolidated balance sheet. As we have demonstrated in 2013, this transformative initiative will produce a portfolio with higher occupancy rates and stronger revenue growth.
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
Partially owned, non-variable interest real estate joint ventures and partnerships over which we have a controlling financial interest are consolidated in our consolidated financial statements. In determining whether we have a controlling financial interest, we consider factors such as ownership interest, authority to make decisions, kick-out rights and substantive participating rights. Partially owned real estate joint ventures and partnerships where we do not have a controlling financial interest, but have the ability to exercise significant influence, are accounted for using the equity method.
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

Results of Operations
Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012
The following table is a summary of certain items from our Consolidated Statements of Operations, which we believe represent items that significantly changed during 2013 as compared to the same period in 2012:

	Year Ended December 31,
	2013	2012	Change	% Change
Revenues	$497,725	$456,904	$40,821	8.9%
Depreciation and amortization	149,493	129,500	19,993	15.4
Operating expenses	98,380	89,902	8,478	9.4
Real estate taxes, net	58,502	52,699	5,803	11.0
Impairment loss	2,579	9,585	(7,006)	(73.1)
General and administrative expenses	25,371	28,538	(3,167)	(11.1)
Interest expense, net	97,444	106,800	(9,356)	(8.8)
Gain on sale and acquisition of real estate joint venture and partnership interests	33,670	14,203	19,467	137.1
Equity in earnings (losses) of real estate joint ventures and partnerships, net	35,112	(1,558)	36,670	2,353.7
Gain on acquisition	—	1,869	(1,869)	(100.0)
(Provision) benefit for income taxes	(7,051)	70	(7,121)	10,172.9
Revenues
The increase in revenues of $40.8 million is primarily attributable to an increase in net rental revenues of $40.1 million due primarily to increases in occupancy and rental rates, new development completions of $2.4 million and acquisitions of $18.7 million.
Depreciation and Amortization
The increase of $20.0 million is attributable primarily to acquisitions, new development completions and other capital activities.
Operating Expenses
The increase in operating expenses of $8.5 million is primarily attributable to acquisitions, which totaled $2.7 million, an increase in management fees of $2.2 million primarily attributable to a fair value increase in the assets held in a grantor trust related to our deferred compensation plan of $1.1 million and slightly higher increases in other operating expenses associated with higher occupancy.
Real Estate Taxes, net
The increase in real estate taxes, net of $5.8 million is primarily attributable to rate and valuation changes, as well as acquisitions and new development completions.
Impairment Loss
The decrease in impairment loss of $7.0 million is primarily attributable to the $6.6 million loss in 2012 associated with an equity interest in an unconsolidated real estate joint venture that owned industrial properties.
General and Administrative Expenses
The decrease in general and administrative expenses of $3.2 million is primarily attributable to a reduction in personnel due to attrition and property dispositions and a decrease in share-based compensation associated with retirement eligible employees.

Interest Expense, net
Net interest expense decreased $9.4 million or 8.8%. The components of net interest expense were as follows (in thousands):

	Year Ended December 31,
	2013	2012
Gross interest expense	$110,239	$112,548
Over-market mortgage adjustment	(10,392)	(2,623)
Capitalized interest	(2,403)	(3,125)
Total	$97,444	$106,800
Gross interest expense totaled $110.2 million in 2013, down $2.3 million or 2.1% from 2012. The decrease in gross interest expense results primarily from a reduction in interest rates, offset by an increase in the weighted average debt outstanding. In 2013, the weighted average debt outstanding was $2.2 billion at a weighted average interest rate of 5.06% as compared to $2.1 billion outstanding at a weighted average interest rate of 5.12% in 2012. The increase in the weighted average debt outstanding results primarily from our net capital activity, including the issuances of unsecured notes, the redemption of preferred shares, acquisition and disposition activity and the pay down of medium-term notes and other notes, while the reduction in the weighted average interest rate is primarily attributable to the refinancing of notes and mortgages with proceeds from dispositions and note issuances. The increase in the over-market mortgage adjustment of $7.8 million is attributable to the write-off of net above-market mortgage intangibles associated with the early payoff of the related mortgage in both 2013 and 2012.
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests
The gain in 2013 is attributable to the liquidation of an unconsolidated real estate joint venture that owned industrial properties of $11.5 million, the acquisition of an unconsolidated real estate joint venture interest totaling $20.2 million and the sale of an interest in four unconsolidated real estate joint ventures of $1.9 million, while the gain in 2012 was associated with the sale of an interest in six unconsolidated real estate joint ventures.
Equity in Earnings (Losses) of Real Estate Joint Ventures and Partnerships, net
The increase of $36.7 million is attributable to the gain on sale from 2013 dispositions, of which our share totaled $16.0 million and our share of impairment losses recorded in 2012, which totaled $19.9 million.
Gain on Acquisition
The decrease of $1.9 million is attributable to the realization upon consolidation associated with the purchase of a 79.6% unconsolidated joint venture interest in 2012.
(Provision) Benefit for Income Taxes
The increase of $7.1 million is attributable primarily to the gain associated with the purchase of a 50% unconsolidated joint venture interest in our taxable REIT subsidiary.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011
The following table is a summary of certain items from our Consolidated Statements of Operations, which we believe represent items that significantly changed during 2012 as compared to the same period in 2011:

	Year Ended December 31,
	2012	2011	Change	% Change
Revenues	$456,904	$432,616	$24,288	5.6%
Depreciation and amortization	129,500	119,933	9,567	8.0
Operating expenses	89,902	81,916	7,986	9.7
Impairment loss	9,585	49,671	(40,086)	(80.7)
Interest expense, net	106,800	130,478	(23,678)	(18.1)
Gain on sale and acquisition of real estate joint venture and partnership interests	14,203	—	14,203	—
Equity in (losses) earnings of real estate joint ventures and partnerships, net	(1,558)	7,834	(9,392)	(119.9)
Gain on acquisition	1,869	—	1,869	—
Revenues
The increase in revenues of $24.3 million is primarily attributable to an increase in net rental revenues of $26.8 million due primarily to increases in occupancy and rental rates, new development completions of $4.2 million and acquisitions of $11.8 million. Offsetting this net rental revenue increase is a decrease in other income of $2.5 million, which was attributable to a decline in miscellaneous revenue.
Depreciation and Amortization
The increase of $9.6 million is due to new development completions, the acquisition of four shopping centers in 2012 and two shopping centers in 2011 and other capital activities.
Operating Expenses
The increase in operating expenses of $8.0 million is attributable to an increase in management fees of $3.2 million, which results primarily from a fair value increase in the assets held in a grantor trust related to our deferred compensation plan; a $1.2 million increase in acquisition costs and an increase in overall operating expenses, of which acquisitions and new development completions totaled $1.5 million and $.5 million, respectively.
Impairment Loss
The impairment loss in 2012 of $9.6 million is mainly attributable to two properties being marketed for sale during the year, an equity interest in an unconsolidated real estate joint venture that owns industrial properties and the sale of unimproved land parcels. The impairment loss in 2011 of $49.7 million related primarily to land held for development, properties that were sold or marketed for sale, our equity interest in certain unconsolidated joint ventures and the net credit loss on the exchange of tax increment revenue bonds.
Interest Expense, net
Net interest expense decreased $23.7 million or 18.1%. The components of net interest expense were as follows (in thousands):

	Year Ended December 31,
	2012	2011
Gross interest expense	$112,548	$133,316
Amortization of convertible bond discount	—	1,334
Over-market mortgage adjustment	(2,623)	(1,843)
Capitalized interest	(3,125)	(2,329)
Total	$106,800	$130,478

Gross interest expense totaled $112.5 million in 2012, down $20.8 million or 15.6% from 2011. The decrease in gross interest expense results primarily from a reduction in both interest rates and the weighted average debt outstanding as a result of refinancing notes and mortgages through the revolving credit facility by means of proceeds from the industrial and retail dispositions and the issuance of $300 million of 3.38% senior unsecured notes maturing in 2022. In 2012, the weighted average debt outstanding was $2.1 billion at a weighted average interest rate of 5.1% as compared to $2.4 billion outstanding at a weighted average interest rate of 5.5% in 2011. The amortization of convertible bond discount ceased in July 2011.
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
Gain on Acquisition
The increase of $1.9 million is attributable to the realization upon consolidation associated with the purchase of a 79.6% unconsolidated joint venture interest.
Effects of Inflation
We have structured our leases in such a way as to remain largely unaffected should significant inflation occur. Most of the leases contain percentage rent provisions whereby we receive increased rentals based on the tenants’ gross sales. Many leases provide for increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, many of our leases are for terms of less than 10 years, allowing us to adjust rental rates to changing market conditions when the leases expire. Most of our leases also require the tenants to pay their proportionate share of operating expenses and real estate taxes. As a result of these lease provisions, increases in operating expenses due to inflation, as well as real estate tax rate increases, generally do not have a significant adverse effect upon our operating results as they are absorbed by our tenants. Under the current economic climate, little to no inflation is occurring.
Economic Conditions
Underlying economic fundamentals indicate the economic recovery is maturing in primary markets and progressing in secondary and tertiary markets. Consumer confidence is rebounding, despite government policy-induced interruptions. Furthermore, personal income and housing prices are continuing to increase in our primary markets. We believe there is a direct correlation between housing wealth and consumption, and we expect rebounding home prices will further strengthen retail fundamentals, including rent growth and net operating income. Our focus on supermarket-anchored shopping centers in densely populated major metropolitan areas positions our portfolio to capitalize on the improving retail landscape.
As strengthening retail fundamentals drive demand for investment in top-tier retail real estate, we continue to dedicate internal resources to identify and evaluate available assets in our markets so that we may purchase the best assets and properties with the strongest upside potential. Also, we continue to see an interest in our non-core assets marketed for disposition, as potential buyers have access to available credit.
Capital Resources and Liquidity
Our primary operating liquidity needs are paying our common and preferred dividends, maintaining and operating our existing properties, paying our debt service costs, excluding debt maturities, and funding capital expenditures. Under our 2014 business plan, cash flows from operating activities are expected to meet these planned capital needs.
The primary sources of capital for funding any debt maturities and acquisitions are our excess cash flow generated by our operating properties; credit facilities; proceeds from both secured and unsecured debt issuances; proceeds from common and preferred equity issuances; and cash generated from the sale of property and the formation of joint ventures. Amounts outstanding under the revolving credit facility are retired as needed with proceeds from the issuance of long-term debt, common and preferred equity, cash generated from the disposition of properties and cash flow generated by our operating properties.

As of December 31, 2013, we had an available borrowing capacity of $497.8 million under our revolving credit facility, and our debt maturities for 2014 total $368.9 million. During 2013, we issued $300 million of 3.5% and $250 million of 4.45% senior unsecured notes maturing in 2023 and 2024, respectively. We also paid off all amounts outstanding under our revolving credit facility, redeemed $75 million of our 6.75% Series D Redeemable Preferred Shares and $200 million of our 6.5% Series F Cumulative Redeemable Preferred Shares and paid down $173.6 million of fixed-rate medium term notes. Additionally, we have funds invested in short-term investments and cash and cash equivalents totaling $141.6 million primarily from the issuance of our 4.45% senior unsecured notes. The issuance of these notes in late 2013 allowed us to effectively pre-fund our January 2014 debt maturities totaling $285 million in anticipation of potential volatility and uncertainty in the capital markets.
We believe proceeds from our capital recycling program, combined with our available capacity under the credit facilities, will provide adequate liquidity to fund our capital needs, including acquisitions and new development activities. In the event our capital recycling program does not progress as expected, we believe other debt and equity alternatives are available to us. Although external market conditions are not within our control, we do not currently foresee any reasons that would prevent us from entering the capital markets if needed.
During 2013, aggregate gross sales proceeds from our dispositions totaled $285.1 million. Operating cash flows from discontinued operations are included in net cash from operating activities in our Consolidated Statements of Cash Flows, while proceeds from discontinued operations are included as investing activities. At December 31, 2013, discontinued operations represent 8.3% of our net cash from operating activities, and we would expect future net cash from operating activities to decrease accordingly when compared to prior periods.
We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. Off balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $453.4 million, of which our pro rata ownership is $174.3 million at December 31, 2013. Scheduled principal mortgage payments on this debt, excluding non-cash related items totaling $1.2 million, at 100% are as follows (in millions):

2014	$106.4
2015	43.7
2016	110.9
2017	56.8
2018	6.3
Thereafter	128.1
Total	$452.2
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
Investing Activities:
Acquisitions
During 2013, we acquired three centers, a 51% interest in a center at an unconsolidated real estate joint venture, and our partner’s 50% unconsolidated joint venture interest in a California property. Also, we received cash, real property and our partner’s interest in two consolidated joint ventures in exchange for our interest in two unconsolidated joint ventures and the payment of a note receivable. In all, our share of the gross purchase price for these transactions totaled approximately $247.5 million and generated gains of $20.2 million, primarily from the remeasurement of our equity interest to fair value.
Dispositions
During 2013, we sold an interest in four unconsolidated real estate joint ventures, 20 centers and other property and five real estate assets through our interests in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions totaled $285.1 million and generated gains of $121.9 million. Also, we realized an $11.5 million gain associated with the liquidation of an unconsolidated real estate joint venture that owned industrial properties.

Subsequent to December 31, 2013, we completed the dissolution of our consolidated real estate joint venture with Hines Retail REIT (“Hines”), where we owned a 30% interest. This joint venture held a portfolio of 13 centers located in Texas, Tennessee, Georgia, Florida and North Carolina. The transaction was completed through the distribution of five centers to us and eight centers to Hines. The centers distributed to Hines are classified as held for sale at December 31, 2013.
New Development
At December 31, 2013, we had two projects under various stages of construction and development with a total square footage of approximately .6 million, of which we have funded $71.5 million to date on these projects. Upon completion, we expect our aggregate net investment in these properties to be $97.5 million.
Our new development projects are financed generally under our revolving credit facility, as it is our practice not to use third party construction financing. Management monitors amounts outstanding under our revolving credit facility and periodically pays down such balances using cash generated from operations, from debt issuances, from common and preferred share issuances and from the disposition of properties.
Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Acquisitions	$129,719	$204,180
Tenant Improvements	33,259	40,594
New Development	19,264	29,479
Capital Improvements	13,312	13,109
Other	10,092	16,671
Total	$205,646	$304,033
The decrease in capital expenditures is attributable primarily to a decline in acquisition activity in 2013 compared to 2012. The decline in new development is associated with the stabilization of nine properties in 2012, while the decrease in tenant improvements is primarily attributable to the recycling of the portfolio and a decline in costs funded for new tenant leases and renewals over the prior year.
For 2014, we anticipate our acquisitions to total between $150 million and $225 million. We anticipate our 2014 tenant improvement expenditures to be consistent with 2013. Our new development investment for 2014 is estimated to be approximately $50 million to $75 million. 2014 capital improvement spending is expected to be consistent with 2013 expenditures. Further, we have entered into commitments aggregating $66.0 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our revolving credit facility.
Capital expenditures for additions described above relate to the following cash flows from investing activities as follows(in thousands):

	Year Ended December 31,
	2013	2012
Acquisition of real estate and land	$105,765	$198,171
Development and capital improvements	76,992	95,743
Real estate joint ventures and partnerships - Investments	22,600	9,792
Notes receivable from real estate joint ventures and partnerships - Advances for capital expenditures	289	327
Total	$205,646	$304,033
Capitalized soft costs, including payroll and other general and administrative costs, interest and real estate taxes, totaled $9.7 million and $10.5 million for the year ended December 31, 2013 and 2012, respectively.

Financing Activities:
Debt
Total debt outstanding was $2.3 billion at December 31, 2013 and included $2.1 billion on which interest rates are fixed and $163.6 million, including the effect of $116.7 million of interest rate contracts, which bears interest at variable rates. Additionally, of our total debt, $727.8 million was secured by operating properties while the remaining $1.6 billion was unsecured.
At December 31, 2013, we have a $500 million unsecured revolving credit facility which expires in April 2017 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At December 31, 2013, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, are 115 and 20 basis points, respectively. The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million. As of January 31, 2014, we had $120.0 million outstanding, and the available balance was $377.8 million, net of $2.2 million in outstanding letters of credit.
We also have an agreement with a bank for an unsecured and uncommitted overnight facility totaling $99 million that we maintain for cash management purposes. The facility provides for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin based on market liquidity. As of January 31, 2014, we had $11.0 million outstanding under this facility.
For the year ended December 31, 2013, the maximum balance and weighted average balance outstanding under both facilities combined were $265.5 million and $61.6 million, respectively, at a weighted average interest rate of 1.0%.
In March 2013, we issued $300 million of 3.5% senior unsecured notes maturing in 2023. This transaction allowed us to reduce amounts outstanding under our revolving credit facility, which included borrowings used to redeem $75.0 million of our 6.75% Series D Cumulative Redeemable Preferred Shares and $63.0 million of fixed-rate medium term notes.
In October 2013, we issued $250 million of 4.45% senior unsecured notes maturing in 2024. This offering allowed us to repay all amounts outstanding under our revolving credit facility with the balance invested in short-term investments.
Our five most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of December 31, 2013.
Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at December 31, 2013:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	45.2%
Secured Debt to Asset Ratio	Less than 40.0%	14.3%
Annual Service Charge Ratio	Greater than 1.5	3.1
Unencumbered Asset Test	Greater than 150%	228.4%
At December 31, 2013, we had four interest rate contracts with an aggregate notional amount of $116.7 million that were designated as fair value hedges and convert fixed interest payments at rates ranging from 4.2% to 7.5% to variable interest payments ranging from .2% to 4.3%.
At December 31, 2013, we had three interest rate contracts with an aggregate notional amount of $25.8 million that were designated as cash flow hedges. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
During 2013, we settled three forward-starting contracts with an aggregate notional amount of $150 million hedging future fixed-rate debt issuances. These contracts fixed the 10-year swap rates at 2.4%. In connection with the $250 million issuance of 4.45% senior unsecured notes maturing in 2024, we received $6.1 million associated with the settlement of these forward-starting contracts resulting in a $5.9 million gain in accumulated other comprehensive loss.

We could be exposed to losses in the event of nonperformance by the counter-parties related to our interest rate contracts; however, management believes such nonperformance is unlikely.
Equity
In February 2014, our Board of Trust Managers approved an increase in our quarterly dividend rate for our common shares from $.305 to $.325 per share commencing with the first quarter 2014 distribution. Common and preferred dividends paid totaled $165.9 million during 2013. Our dividend payout ratio (as calculated as dividends paid on common shares divided by funds from operations (“FFO”) - basic) for the year ended December 31, 2013 approximated 66.8%, which is inclusive of non-cash transactions including the redemption costs on preferred shares, the write-off of net debt costs and other non-cash items.
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
Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $66.0 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of December 31, 2013 (in thousands):

	2014	2015	2016	2017	2018	Thereafter	Total
Mortgages and Notes Payable (1)
Unsecured Debt	$344,063	$139,055	$123,264	$66,300	$66,300	$1,171,054	$1,910,036
Secured Debt	93,024	222,513	201,758	136,425	64,507	151,620	869,847
Lease Payments	3,617	3,261	3,143	2,984	2,966	131,627	147,598
Other Obligations (2)	61,526	32,575	50	50	—	—	94,201
Total Contractual Obligations	$502,230	$397,404	$328,215	$205,759	$133,773	$1,454,301	$3,021,682

___________________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at December 31, 2013, excluding the effect of interest rate swaps. Also, excludes a $73.7 million debt service guaranty liability.

(2)
Other obligations include income and real estate tax payments, commitments associated with our secured debt and other employee payments. Included in 2014, is the estimated contribution to our retirement plan, which meets or exceeds the minimum statutory funding requirements. See Note 19 for additional information.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Sheridan Redevelopment Agency ("Agency") issued Series A bonds used for an urban renewal project, of which $73.7 million remain outstanding at December 31, 2013. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our consolidated financial statements as of December 31, 2013.

Off Balance Sheet Arrangements
As of December 31, 2013, none of our off balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $2.2 million were outstanding under the revolving credit facility at December 31, 2013.
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
As of December 31, 2013, one unconsolidated real estate joint ventures was determined to be a VIE through the issuance of a secured loan, since the lender has the ability to make decisions that could have a significant impact on the profitability of the entity. Our maximum risk of loss associated with this VIE was limited to $11.5 million at December 31, 2013.

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

FFO is calculated as follows (in thousands):

	Year Ended December 31,
	2013	2012(1)	2011(1)
Net income (loss) attributable to common shareholders	$184,145	$109,210	$(19,855)
Depreciation and amortization	152,075	143,783	150,668
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	17,550	20,955	22,887
Impairment of operating properties and real estate equity investments	457	15,033	28,995
Impairment of operating properties of unconsolidated real estate joint ventures and partnerships	366	19,946	7,025
Gain on acquisition including associated real estate equity investment	(20,234)	(1,869)	(4,559)
Gain on sale of property and interests in real estate equity investments	(95,675)	(83,683)	(11,846)
Gain on sale of property of unconsolidated real estate joint ventures and partnerships	(15,951)	(1,247)	10
Other	(1)	—	—
Funds from operations – basic	222,732	222,128	173,325
Income attributable to operating partnership units	1,780	1,721	1,670
Funds from operations - diluted	$224,512	$223,849	$174,995

Weighted average shares outstanding – basic	121,269	120,696	120,331
Effect of dilutive securities:
Share options and awards	1,191	1,009	894
Operating partnership units	1,554	1,578	1,617
Weighted average shares outstanding – diluted(2)	124,014	123,283	122,842

Funds from operations per share – basic	$1.84	$1.84	$1.44

Funds from operations per share – diluted	$1.81	$1.82	$1.42
___________________

(1)	Prior years’ results were restated to conform to the current year presentation by applying NAREIT's methodology regarding operating partnership units.

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

	Three Months Ended December 31, 2013	Twelve Months Ended December 31, 2013
Beginning of the period	256	261
Properties added:
Acquisitions	—	7
New Developments	—	8
Redevelopments	—	3
Properties removed:
Dispositions	(4)	(25)
Other	—	(2)
Redevelopments	—	—
End of the period	252	252
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

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2013	2012	2013	2012
Operating Income	$39,694	$40,912	$163,400	$146,680
Less:
Revenue adjustments (1)	2,281	2,429	10,322	10,938
Add:
Property management fees	662	668	3,020	2,729
Depreciation and amortization	40,411	34,968	149,493	129,500
Impairment loss	—	—	2,579	9,585
General and administrative	6,559	7,444	25,371	28,538
Acquisition costs	128	21	498	1,494
Other (2)	190	30	316	613
Net Operating Income	85,363	81,614	334,355	308,201
Less: NOI related to consolidated entities not defined as same property and noncontrolling interests	(8,482)	(6,835)	(29,497)	(16,146)
Add: Pro rata share of properties classified as held for sale	937	872	3,743	3,541
Add: Pro rata share of unconsolidated entities defined as same property	10,039	9,648	39,904	38,810
Same Property Net Operating Income	$87,857	$85,299	$348,505	$334,406
___________________

(1)	Revenue adjustments consist primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.

(2)	Other includes items such as environmental abatement costs and demolition expenses.

Newly Issued Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-04, "Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date." This ASU requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of (1) the amount the reporting entity has agreed to pay in accordance to the arrangement and (2) any additional amounts the reporting entity expects to pay on behalf of its co-obligors. Additional disclosures on the nature and amounts of the obligation will also be required. The provisions of ASU No. 2013-04 are effective for us on January 1, 2014, and are required to be applied retrospectively. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.
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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At December 31, 2013, we had fixed-rate debt of $2.1 billion and variable-rate debt of $163.6 million, after adjusting for the net effect of $116.7 million notional amount of interest rate contracts. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $.2 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $3.4 million and $107.0 million, respectively.

ITEM 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Weingarten Realty Investors
Houston, Texas
We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weingarten Realty Investors and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Houston, Texas
February 26, 2014

WEINGARTEN REALTY INVESTORS CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rentals, net	$485,829	$445,696	$418,938
Other	11,896	11,208	13,678
Total	497,725	456,904	432,616
Expenses:
Depreciation and amortization	149,493	129,500	119,933
Operating	98,380	89,902	81,916
Real estate taxes, net	58,502	52,699	50,250
Impairment loss	2,579	9,585	49,671
General and administrative	25,371	28,538	25,461
Total	334,325	310,224	327,231
Operating Income	163,400	146,680	105,385
Interest Expense, net	(97,444)	(106,800)	(130,478)
Interest and Other Income, net	7,685	6,047	5,059
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests	33,670	14,203	—
Equity in Earnings (Losses) of Real Estate Joint Ventures and Partnerships, net	35,112	(1,558)	7,834
Gain on Acquisition	—	1,869	—
(Provision) Benefit for Income Taxes	(7,051)	70	(2)
Income (Loss) from Continuing Operations	135,372	60,511	(12,202)
Operating Income from Discontinued Operations	9,819	22,287	16,989
Gain on Sale of Property from Discontinued Operations	119,203	68,619	10,648
Income from Discontinued Operations	129,022	90,906	27,637
Gain on Sale of Property	762	1,004	1,304
Net Income	265,156	152,421	16,739
Less: Net Income Attributable to Noncontrolling Interests	(44,894)	(5,781)	(1,118)
Net Income Adjusted for Noncontrolling Interests	220,262	146,640	15,621
Dividends on Preferred Shares	(18,173)	(34,930)	(35,476)
Redemption Costs of Preferred Shares	(17,944)	(2,500)	—
Net Income (Loss) Attributable to Common Shareholders	$184,145	$109,210	$(19,855)
Earnings Per Common Share - Basic:
Income (loss) from continuing operations attributable to common shareholders	$0.78	$0.16	$(0.38)
Income from discontinued operations	0.74	0.74	0.21
Net income (loss) attributable to common shareholders	$1.52	$0.90	$(0.17)
Earnings Per Common Share - Diluted:
Income (loss) from continuing operations attributable to common shareholders	$0.77	$0.16	$(0.38)
Income from discontinued operations	0.73	0.74	0.21
Net income (loss) attributable to common shareholders	$1.50	$0.90	$(0.17)
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

	Year Ended December 31,
	2013	2012	2011
Net Income	$265,156	$152,421	$16,739
Other Comprehensive Income (Loss):
Net unrealized gain on investments, net of taxes	340	—	—
Realized gain on derivatives	5,893	—	—
Net unrealized gain (loss) on derivatives	530	(123)	(854)
Amortization of loss on derivatives	2,299	2,650	2,551
Retirement liability adjustment	11,479	473	(7,666)
Total	20,541	3,000	(5,969)
Comprehensive Income	285,697	155,421	10,770
Comprehensive Income Attributable to Noncontrolling Interests	(44,894)	(5,781)	(1,118)
Comprehensive Income Adjusted for Noncontrolling Interests	$240,803	$149,640	$9,652
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)

	December 31,
	2013	2012
ASSETS
Property	$4,289,276	$4,399,850
Accumulated Depreciation	(1,058,040)	(1,040,839)
Property Held for Sale, net	122,614	—
Property, net *	3,353,850	3,359,011
Investment in Real Estate Joint Ventures and Partnerships, net	266,158	289,049
Total	3,620,008	3,648,060
Notes Receivable from Real Estate Joint Ventures and Partnerships	13,330	89,776
Unamortized Debt and Lease Costs, net	164,828	135,783
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $9,386 in 2013 and $12,127 in 2012) *	82,351	79,540
Cash and Cash Equivalents *	91,576	19,604
Restricted Deposits and Mortgage Escrows	4,502	44,096
Other, net	247,334	167,925
Total Assets	$4,223,929	$4,184,784
LIABILITIES AND EQUITY
Debt, net *	$2,299,844	$2,204,030
Accounts Payable and Accrued Expenses	108,535	119,699
Other, net	127,572	120,900
Total Liabilities	2,535,951	2,444,629
Commitments and Contingencies	—	—
Equity:
Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.75% Series D cumulative redeemable preferred shares of beneficial interest; 100 shares issued; no shares outstanding in 2013 and 100 shares outstanding in 2012; liquidation preference $75,000 in 2012	—	3
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 140 shares issued; 60 shares outstanding in 2013 and 140 shares outstanding in 2012; liquidation preference $150,000 in 2013 and $350,000 in 2012	2	4
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 121,949 in 2013 and 121,505 in 2012	3,683	3,663
Additional Paid-In Capital	1,679,229	1,934,183
Net Income Less Than Accumulated Dividends	(300,537)	(335,980)
Accumulated Other Comprehensive Loss	(4,202)	(24,743)
Total Shareholders' Equity	1,378,175	1,577,130
Noncontrolling Interests	309,803	163,025
Total Equity	1,687,978	1,740,155
Total Liabilities and Equity	$4,223,929	$4,184,784
* Consolidated variable interest entities' assets held as collateral and debt included in the above balances (see Note 22):
Property, net	$70,734	$226,685
Accrued Rent and Accounts Receivable, net	2,855	8,095
Cash and Cash Equivalents	6,548	11,706
Debt, net	109,923	276,420
See Notes to Consolidated Financial Statements.

`
WEINGARTEN REALTY INVESTORS CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net Income	$265,156	$152,421	$16,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,665	148,413	157,290
Amortization of debt deferred costs and intangibles, net	(7,518)	(1,162)	5,215
Impairment loss	2,815	15,436	75,874
Equity in (earnings) losses of real estate joint ventures and partnerships, net	(35,112)	1,558	(7,834)
Gain on acquisition	—	(1,869)	(4,559)
Gain on sale and acquisition of real estate joint venture and partnership interests	(33,670)	(14,203)	—
Gain on sale of property	(119,965)	(69,623)	(11,952)
Distributions of income from real estate joint ventures and partnerships, net	3,498	3,141	2,186
Changes in accrued rent and accounts receivable, net	(4,606)	82	6,662
Changes in other assets, net	(19,587)	(19,008)	(22,482)
Changes in accounts payable, accrued expenses and other liabilities, net	18,420	(878)	(13,525)
Other, net	6,896	13,022	11,117
Net cash provided by operating activities	233,992	227,330	214,731
Cash Flows from Investing Activities:
Acquisition of real estate and land	(105,765)	(198,171)	(49,880)
Development and capital improvements	(76,992)	(95,743)	(94,108)
Proceeds from sale of property and real estate equity investments, net	282,705	591,091	113,043
Change in restricted deposits and mortgage escrows	39,505	(30,520)	(794)
Notes receivable from real estate joint ventures and partnerships and other receivables - Advances	(289)	(6,614)	(2,926)
Notes receivable from real estate joint ventures and partnerships and other receivables - Collections	19,411	75,081	15,687
Real estate joint ventures and partnerships - Investments	(26,241)	(9,792)	(18,583)
Real estate joint ventures and partnerships - Distributions of capital	59,932	44,976	17,271
Proceeds from tax increment revenue bonds	—	—	16,545
Purchase of investments	(58,836)	—	—
Other, net	1,224	—	—
Net cash provided by (used in) investing activities	134,654	370,308	(3,745)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	573,542	300,098	215,750
Principal payments of debt	(449,629)	(538,438)	(336,760)
Changes in unsecured credit facilities	(66,000)	(100,500)	86,500
Proceeds from issuance of common shares of beneficial interest, net	5,968	8,267	3,999
Repurchase of preferred shares of beneficial interest	(275,000)	(72,500)	—
Common and preferred dividends paid	(165,900)	(173,202)	(165,721)
Debt issuance costs paid	(6,716)	(4,250)	(4,002)
Distributions to noncontrolling interests	(20,151)	(12,770)	(23,560)
Contributions from noncontrolling interests	106,613	2,123	3,717
Other, net	599	(504)	(1,126)
Net cash used in financing activities	(296,674)	(591,676)	(221,203)
Net increase (decrease) in cash and cash equivalents	71,972	5,962	(10,217)
Cash and cash equivalents at January 1	19,604	13,642	23,859
Cash and cash equivalents at December 31	$91,576	$19,604	$13,642
Interest paid during the period (net of amount capitalized of $2,403, $3,125 and $2,329, respectively)	$106,918	$117,085	$137,758
Income taxes paid during the period	$1,860	$1,548	$1,578
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
Year Ended December 31, 2013, 2012 and 2011

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2011	$8	$3,630	$1,969,905	$(151,780)	$(21,774)	$180,268	$1,980,257
Net income				15,621		1,118	16,739
Shares issued under benefit plans		11	9,898				9,909
Dividends paid – common shares				(132,869)			(132,869)
Dividends paid – preferred shares				(32,852)			(32,852)
Distributions to noncontrolling interests						(23,560)	(23,560)
Contributions from noncontrolling interests						13,666	13,666
Other comprehensive loss					(5,969)		(5,969)
Other, net			4,175	(2,624)		(3,290)	(1,739)
Balance, December 31, 2011	8	3,641	1,983,978	(304,504)	(27,743)	168,202	1,823,582
Net income				146,640		5,781	152,421
Redemption of preferred shares	(1)		(69,999)	(2,500)			(72,500)
Shares issued under benefit plans		22	16,568				16,590
Dividends paid – common shares				(140,686)			(140,686)
Dividends paid – preferred shares				(32,516)			(32,516)
Distributions to noncontrolling interests						(12,770)	(12,770)
Contributions from noncontrolling interests						2,123	2,123
Other comprehensive income					3,000		3,000
Other, net			3,636	(2,414)		(311)	911
Balance, December 31, 2012	7	3,663	1,934,183	(335,980)	(24,743)	163,025	1,740,155
Net income				220,262		44,894	265,156
Redemption of preferred shares	(5)		(257,051)	(17,944)			(275,000)
Shares issued under benefit plans		20	13,588				13,608
Dividends paid – common shares				(148,702)			(148,702)
Dividends paid – preferred shares				(17,198)			(17,198)
Distributions to noncontrolling interests						(20,151)	(20,151)
Contributions from noncontrolling interests						106,613	106,613
Acquisition of noncontrolling interests			(16,177)			16,177	—
Other comprehensive income					20,541		20,541
Other, net			4,686	(975)		(755)	2,956
Balance, December 31, 2013	$2	$3,683	$1,679,229	$(300,537)	$(4,202)	$309,803	$1,687,978

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.      Summary of Significant Accounting Policies
Business
Weingarten Realty Investors is a REIT organized under the Texas Business Organizations Code. We currently operate, and intend to operate in the future, as a REIT.
We, and our predecessor entity, began the ownership and development of shopping centers and other commercial real estate in 1948. Our primary business is leasing space to tenants in the shopping centers we own or lease. We also provide property management services for which we charge fees to either joint ventures where we are partners or other outside owners.
We operate a portfolio of neighborhood and community shopping centers, totaling approximately 49.9 million square feet of gross leaseable area, that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 3.8% of total rental revenues during 2013. Net operating income from continuing operations generated by our properties located in Houston and its surrounding areas was 19.1% of total net operating income from continuing operations for the year ended December 31, 2013, and an additional 8.4% of net operating income from continuing operations is generated from properties that are located in other parts of Texas.
Basis of Presentation
Our consolidated financial statements include the accounts of our subsidiaries, certain partially owned real estate joint ventures or partnerships and VIEs which meet the guidelines for consolidation. All intercompany balances and transactions have been eliminated.
Our financial statements are prepared in accordance with GAAP. Such statements require management to make estimates and assumptions that affect the reported amounts on our consolidated financial statements. Actual results could differ from these estimates. We have evaluated subsequent events for recognition or disclosure in our consolidated financial statements.
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
Partially owned, non-variable interest real estate joint ventures and partnerships over which we have a controlling financial interest are consolidated in our consolidated financial statements. In determining if we have a controlling financial interest, we consider factors such as ownership interest, authority to make decisions, kick-out rights and substantive participating rights. Partially owned real estate joint ventures and partnerships where we do not have a controlling financial interest, but have the ability to exercise significant influence, are accounted for using the equity method.
Management continually analyzes and assesses reconsideration events, including changes in the factors mentioned above, to determine if the consolidation or equity method treatment remains appropriate.
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

Deferred Charges
Debt costs are amortized primarily on a straight-line basis, which approximates the effective interest method, over the terms of the debt. Lease costs represent the initial direct costs incurred in origination, negotiation and processing of a lease agreement. Such costs include outside broker commissions and other independent third party costs, as well as salaries and benefits, travel and other internal costs directly related to completing a lease and are amortized over the life of the lease on a straight-line basis. Costs related to supervision, administration, unsuccessful origination efforts and other activities not directly related to completed lease agreements are charged to expense as incurred.
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
Our restricted deposits and mortgage escrows consists of the following (in thousands):

	December 31,
	2013	2012
Restricted cash (1)	$869	$36,944
Mortgage escrows	3,633	7,152
Total	$4,502	$44,096
___________________

(1)	The decrease between the periods presented is primarily attributable to the use of $30.7 million for the purpose of completing like-kind exchange transactions.
Other Assets, net
Other assets include an asset related to the debt service guaranty (see Note 7 for further information), tax increment revenue bonds, investments, investments held in a grantor trust, deferred tax assets, prepaid expenses, interest rate derivatives, the value of above-market leases and the related accumulated amortization and other miscellaneous receivables. Investments held in a grantor trust are adjusted to fair value at each period with changes included in our Consolidated Statements of Operations. Investments in mutual funds and the short-term time deposit are adjusted to fair value at each period with changes included in our Consolidated Statements of Comprehensive Income, which approximates the cost basis. Our tax increment revenue bonds have been classified as held to maturity and are recorded at amortized cost offset by a recognized credit loss (see Note 24 for further information). Above-market leases are amortized as adjustments to rental revenues over terms of the acquired leases. Other miscellaneous receivables have a reserve applied to the carrying amount when it becomes apparent that conditions exist that may lead to our inability to fully collect on outstanding amounts due. Such conditions include delinquent or late payments on receivables, deterioration in the ongoing relationship with the borrower and other relevant factors. We would establish a reserve when expected loss conditions exist by reviewing the borrower’s ability to generate revenues to meet debt service requirements and assessing the fair value of any collateral.

Derivatives and Hedging
We manage interest cost using a combination of fixed-rate and variable-rate debt. To manage our interest rate risk, we occasionally hedge the future cash flows of our existing floating-rate debt or anticipated fixed-rate debt issuances, as well as changes in the fair value of our existing fixed-rate debt instruments, principally through interest rate contracts with major financial institutions. Interest rate contracts that meet specific criteria are accounted for as either a cash flow or fair value hedge.
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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. For hedges of fixed-rate debt issuances, the interest rate contracts are cash settled upon the pricing of the debt, with amounts deferred in accumulated other comprehensive loss and amortized as an increase/decrease to interest expense over the originally hedged period.
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
Interest Expense in Discontinued Operations
Interest expense that is specifically identifiable to property, both held for sale and sold and qualifies as discontinued operations, is included in operating income from discontinued operations in our consolidated financial statements. We do not allocate other consolidated interest to operating income from discontinued operations because the interest savings to be realized from the proceeds of the sale of these operations is not material.
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

Share-Based Compensation
We have share option and restricted share award plans. In November 2011, we announced changes to the long-term incentive program under our Amended and Restated 2010 Long-Term Incentive Plan ("2011 Program Changes"). Future grants of awards will incorporate both service-based and market-based measures for restricted share awards to promote share ownership among the participants and to emphasize the importance of total shareholder return. The terms of each grant vary depending upon the participant's responsibilities and position within the Company. All awards are recorded at fair value on the date of grant and earn dividends throughout the vesting period. Compensation expense is measured at the grant date and recognized over the vesting period. All share awards are awarded subject to the participant’s continued employment with us.
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
We have a Savings and Investment Plan pursuant to which eligible employees may elect to contribute from 1% of their salaries to the maximum amount established annually by the IRS. Employee contributions are matched by us at the rate of 50% for the first 6% of the employee's salary. The employees vest in the employer contributions ratably over a five-year period.
Deferred Compensation Plan
We have a deferred compensation plan for eligible employees allowing them to defer portions of their current cash salary or share-based compensation. Deferred amounts are deposited in a grantor trust, which are included in net other assets, and are reported as compensation expense in the year service is rendered. Cash deferrals are invested based on the employee’s investment selections from a mix of assets selected using a broad market diversification model. Deferred share-based compensation cannot be diversified, and distributions from this plan are made in the same form as the original deferral.
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
Investments and Deferred Compensation Plan Obligations
Investments in mutual funds held in a grantor trust and mutual funds are valued based on publicly-quoted market prices for identical assets. The time deposit is a short-term investment tradeable in the secondary market and reflects current rates for a deposit with similar maturity and credit quality. The deferred compensation plan obligations corresponds to the value of our investments held in a grantor trust.
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
Debt
The fair value of our debt may be based on quoted market prices for publicly-traded debt, on a third-party established benchmark for inactively traded debt and on the discounted estimated future cash payments to be made for non-traded debt. For inactively traded debt, our third-party provider establishes a benchmark for all REIT securities based on the largest, most liquid and most frequent investment grade securities in the REIT bond market. This benchmark is then adjusted to consider how a market participant would be compensated for risk premiums such as, longevity of maturity dates, lack of liquidity and credit quality of the issuer. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assumes the debt is outstanding through maturity and considers the debt’s collateral (if applicable). We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed.
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
Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

	Gain on Investments	(Gain) Loss on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2012	$—	$7,489		$17,254		$24,743
Change excluding amounts reclassified from accumulated other comprehensive loss	(340)	(6,423)		(10,200)		(16,963)
Amounts reclassified from accumulated other comprehensive loss	—	(2,299)	(1)	(1,279)	(2)	(3,578)
Net other comprehensive income	(340)	(8,722)		(11,479)		(20,541)
Balance, December 31, 2013	$(340)	$(1,233)		$5,775		$4,202
___________________

(1)	This reclassification component is included in interest expense (see Note 8 for additional information).

(2)	This reclassification component is included in the computation of net periodic benefit cost (see Note 19 for additional information).

Reclassifications
The reclassification of prior years’ operating results for certain properties classified as discontinued operations was made to conform to the current year presentation (see Note 15 and 17 for additional information). These items had no impact on previously reported net income, the consolidated balance sheet or cash flows.

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

Note 3.      Property
Our property consisted of the following (in thousands):

	December 31,
	2013	2012
Land	$854,409	$881,156
Land held for development	116,935	121,294
Land under development	4,262	6,155
Buildings and improvements	3,238,817	3,325,793
Construction in-progress	74,853	65,452
Total	$4,289,276	$4,399,850

During the year ended December 31, 2013, we acquired three centers and other property for approximately $153.6 million, invested $19.3 million in new development projects and acquired our partner's 50% interest in an unconsolidated real estate joint venture, which increased property by $64.2 million (see Note 23 for additional information).
During the year ended December 31, 2013, we sold 20 centers and other property. Aggregate gross sales proceeds from these transactions approximated $233.9 million and generated gains of $120.0 million.
Also, eight properties totaling $155.0 million before accumulated depreciation were classified as held for sale as of December 31, 2013 (see Note 15 for additional information).

Note 4.      Investment in Real Estate Joint Ventures and Partnerships
We own interests in real estate joint ventures or limited partnerships and have tenancy-in-common interests in which we exercise significant influence, but do not have financial and operating control. We account for these investments using the equity method, and our interests range from 20% to 75% during 2013 and 10% to 75% during 2012. Combined condensed financial information of these ventures (at 100%) is summarized as follows (in thousands):

	December 31,
	2013	2012
Combined Condensed Balance Sheets

ASSETS
Property	$1,401,982	$1,631,694
Accumulated depreciation	(261,454)	(273,591)
Property, net	1,140,528	1,358,103
Other assets, net	142,638	161,344
Total	$1,283,166	$1,519,447

LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable)	$453,390	$468,841
Amounts payable to Weingarten Realty Investors and Affiliates	30,214	109,931
Other liabilities, net	29,711	34,157
Total	513,315	612,929
Equity	769,851	906,518
Total	$1,283,166	$1,519,447

	Year Ended December 31,
	2013	2012	2011
Combined Condensed Statements of Operations
Revenues, net	$165,365	$195,109	$205,596
Expenses:
Depreciation and amortization	45,701	59,330	67,459
Interest, net	28,787	35,491	37,612
Operating	28,929	34,989	36,253
Real estate taxes, net	18,929	23,899	24,333
General and administrative	934	1,106	2,969
Provision for income taxes	278	316	343
Impairment loss	1,887	96,781	28,776
Total	125,445	251,912	197,745
Operating income (loss)	$39,920	$(56,803)	$7,851
Our investment in real estate joint ventures and partnerships, as reported in our Consolidated Balance Sheets, differs from our proportionate share of the entities’ underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $6.1 million and $1.6 million at December 31, 2013 and 2012, respectively, are generally amortized over the useful lives of the related assets.
Our real estate joint ventures and partnerships determined that the carrying amount of certain properties was not recoverable and that the properties should be written down to fair value. For the year ended December 31, 2013, 2012 and 2011, our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $1.9 million, $96.8 million and $28.8 million, respectively, associated primarily with various properties that are being either marketed for sale, have been sold or with shorter holding periods of finite life joint ventures where the joint ventures’ ability to recover the carrying cost of the property may be limited by the term of the venture life.
Fees earned by us for the management of these real estate joint ventures and partnerships totaled $5.0 million in 2013, $6.1 million in 2012 and $6.0 million in 2011.
During 2013, the final two industrial properties in an unconsolidated real estate joint venture were sold. This joint venture was liquidated resulting in an $11.5 million gain on our investment. Also, three shopping centers were sold, and our gross sales proceeds from the disposition of these five properties totaled $35.5 million, of which our share of the gain totaled $16.0 million. Furthermore, we sold our 10% interest in two unconsolidated tenancy-in-common arrangements and two unconsolidated real estate joint ventures that we previously accounted for under the equity method, for approximately $15.7 million, resulting in a gain of $1.9 million.
During 2013, a 51% owned unconsolidated real estate joint venture acquired real estate assets of approximately $41.2 million. We also acquired our partner’s 50% unconsolidated real estate joint venture interest in a California property that we had previously accounted for under the equity method. This transaction resulted in the consolidation of the property in our consolidated financial statements (see Note 23 for additional information).
During 2012, our interest in 19 industrial properties held in unconsolidated real estate joint ventures, in which we are a partner, were sold through either a direct sale by the joint venture or the sale of our interest. Gross sales proceeds, including the assumption of debt, from these transactions totaled $210.4 million. Also, we sold a 47.8% unconsolidated real estate joint venture interest in a Colorado development project to our partner with gross sales proceeds totaling $29.1 million, which includes the assumption of our share of debt.
During 2012, we acquired a partner's 79.6% interest in an unconsolidated tenancy-in-common arrangement for approximately $29.6 million that we had previously accounted for under the equity method and included the assumption of debt of $24.5 million. This transaction resulted in the consolidation of the property in our consolidated financial statements.

Note 5.      Notes Receivable from Real Estate Joint Ventures and Partnerships
We have ownership interests in a number of real estate joint ventures and partnerships. Notes receivable from these entities bear interest ranging from approximately 2.9% to 5.7% at December 31, 2013 and 2.9% to 16.0% at December 31, 2012. These notes are due at various dates through 2017 and are generally secured by underlying real estate assets.
We believe these notes are fully collectible, and no allowance has been recorded. Interest income recognized on these notes was $2.2 million, $3.0 million and $3.4 million for the year ended December 31, 2013, 2012 and 2011, respectively.
In December 2013, we acquired our partner’s 50% unconsolidated joint venture interest in a California property, which includes the settlement of $54.8 million of our notes receivable from real estate joint ventures and partnerships. See Note 23 for additional information.
In November 2012, a $16.1 million note matured and negotiations for repayment were entered into. During 2013, the note was paid. See Note 21 for additional information.
In February 2012, we received $59.2 million in payment of our notes receivable from real estate joint ventures and partnerships, in conjunction with the sale of our interest in an unconsolidated real estate joint venture. See Note 20 for additional information.

Note 6.      Identified Intangible Assets and Liabilities
Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	December 31,
	2013	2012
Identified Intangible Assets:
Above-market leases (included in Other Assets, net)	$38,577	$16,142
Above-market leases - Accumulated Amortization	(8,767)	(8,413)
Below-market assumed mortgages (included in Debt, net)	4,713	5,722
Below-market assumed mortgages - Accumulated Amortization	(1,900)	(2,367)
Valuation of in place leases (included in Unamortized Debt and Lease Costs, net)	140,457	104,353
Valuation of in place leases - Accumulated Amortization	(48,961)	(39,665)
	$124,119	$75,772
Identified Intangible Liabilities:
Below-market leases (included in Other Liabilities, net)	$44,086	$36,517
Below-market leases - Accumulated Amortization	(19,185)	(17,533)
Above-market assumed mortgages (included in Debt, net)	40,465	42,708
Above-market assumed mortgages - Accumulated Amortization	(31,114)	(29,176)
	$34,252	$32,516
These identified intangible assets and liabilities are amortized over the applicable lease terms or the remaining lives of the assumed mortgages, as applicable.
The net amortization of above-market and below-market leases increased rental revenues by $.6 million, $.8 million and $1.5 million in 2013, 2012 and 2011, respectively. The estimated net amortization of these intangible assets and liabilities will increase rental revenues for each of the next five years as follows (in thousands):

2014	$1,678
2015	1,696
2016	1,609
2017	1,272
2018	1,116

The amortization of the in place lease intangible assets recorded in depreciation and amortization, was $11.6 million, $7.8 million and $6.2 million in 2013, 2012 and 2011, respectively. The estimated amortization of this intangible asset will increase depreciation and amortization for each of the next five years as follows (in thousands):

2014	$13,268
2015	11,293
2016	8,706
2017	8,098
2018	7,748
The net amortization of above-market and below-market assumed mortgages decreased net interest expense by $10.4 million, $2.7 million and $2.2 million in 2013, 2012 and 2011, respectively. The significant year over year change in expense from 2012 to 2013 is primarily due to a $9.7 million write-off of an above-market assumed mortgage intangible due to the early payoff of the related mortgage. The estimated net amortization of these intangible assets and liabilities will decrease net interest expense for each of the next five years as follows (in thousands):

2014	$1,551
2015	1,189
2016	772
2017	892
2018	982

Note 7.      Debt
Our debt consists of the following (in thousands):

	December 31,
	2013	2012
Debt payable to 2038 at 2.6% to 8.6% in 2013 and 2.6% to 8.8% in 2012	$2,205,104	$2,041,709
Unsecured notes payable under credit facilities	—	66,000
Debt service guaranty liability	73,740	74,075
Obligations under capital leases	21,000	21,000
Industrial revenue bonds payable at 2.4% in 2012	—	1,246
Total	$2,299,844	$2,204,030
The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	December 31,
	2013	2012
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$2,136,265	$1,992,599
Variable-rate debt	163,579	211,431
Total	$2,299,844	$2,204,030
As to collateralization:
Unsecured debt	$1,572,057	$1,270,742
Secured debt	727,787	933,288
Total	$2,299,844	$2,204,030

We maintain a $500 million unsecured revolving credit facility, which was last amended and extended on April 18, 2013. This facility expires in April 2017, provides for two consecutive six-month extensions upon our request and borrowing rates that float at a margin over LIBOR plus a facility fee. At December 31, 2013, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, are 115 and 20 basis points, respectively. The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million.
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
The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	December 31,
	2013	2012
Unsecured revolving credit facility:
Balance outstanding	$—	$30,000
Available balance	497,821	467,571
Letter of credit outstanding under facility	2,179	2,429
Variable interest rate (excluding facility fee)	—%	1.1%
Unsecured and uncommitted overnight facility:
Balance outstanding	$—	$36,000
Variable interest rate	—%	1.5%
Both facilities:
Maximum balance outstanding during the year	$265,500	$303,100
Weighted average balance	61,642	157,447
Year-to-date weighted average interest rate (excluding facility fee)	1.0%	1.3%
Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4 is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of December 31, 2013 and 2012, we had $73.7 million and $74.1 million, respectively, outstanding for the debt service guaranty liability.
In October 2013, we issued $250 million of 4.45% senior unsecured notes maturing in 2024. The notes were issued at 99.58% of the principal amount with a yield to maturity of 4.50%. The net proceeds received of $247.3 million were used to reduce all amounts outstanding under our $500 million unsecured revolving credit facility, and net excess proceeds were invested in short-term instruments and will be used to pay down future debt maturities or for general business purposes.
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
In addition, $173.6 million of fixed-rate medium term notes matured during 2013 at a weighted average interest rate of 5.4% and a $100 million 6% fixed-rate note payable was repaid prior to maturity.
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

Various leases and properties, and current and future rentals from those lease and properties, collateralize certain debt. At December 31, 2013 and 2012, the carrying value of such property aggregated $1.2 billion and $1.5 billion, respectively.
Scheduled principal payments on our debt (excluding $21.0 million of certain capital leases, $5.4 million fair value of interest rate contracts, $(3.3) million net premium/(discount) on debt, $6.5 million of non-cash debt-related items, and $73.7 million debt service guaranty liability) are due during the following years (in thousands):

2014	$368,858
2015	276,346
2016	249,723
2017	142,332
2018	64,653
2019 (1)	153,907
2020	35,363
2021	2,278
2022	304,815
2023	301,937
Thereafter	296,327
Total	$2,196,539
___________________

(1)	Includes $100.0 million of our 8.1% senior unsecured notes due 2019 which may be redeemed by us at any time on or after September 2014 at our option.
Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of December 31, 2013.

Note 8.      Derivatives and Hedging
The fair value of all our interest rate contracts was reported as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
December 31, 2013	Other Assets, net	$5,282	Other Liabilities, net	$476
December 31, 2012	Other Assets, net	9,926	Other Liabilities, net	768

The gross presentation, the effects of offsetting for derivatives with a right to offset under master netting agreements and the net presentation of our interest rate contracts is as follows (in thousands):

				Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2013
Assets	$5,282	$—	$5,282	$—	$—	$5,282
Liabilities	476	—	476	—	—	476

December 31, 2012
Assets	9,926	—	9,926	—	—	9,926
Liabilities	768	—	768	—	—	768
Cash Flow Hedges:
As of December 31, 2013 and 2012, we had three active interest rate contracts designated as cash flow hedges with an aggregate notional amount of $25.8 million and $26.5 million, respectively. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
During 2013, we settled three forward-starting contracts with an aggregate notional amount of $150.0 million hedging future fixed-rate debt issuances. These contracts fixed the 10-year swap rates at 2.4%. In connection with the October 2013 issuance of unsecured senior notes, we received $6.1 million associated with the settlement of these contracts resulting in a $5.9 million gain in accumulated other comprehensive loss.
As of December 31, 2013 and 2012, accumulated other comprehensive loss included a net gain (loss) balance for cash flow interest rate contracts of $1.2 million and $(7.5) million, respectively, and these amounts will be reclassified to net interest expense as interest payments are made on our fixed-rate debt. Within the next 12 months, a loss of approximately $1.9 million in accumulated other comprehensive loss is expected to be amortized to net interest expense related to settled interest rate contracts.
Summary of cash flow interest rate contract hedging activity is as follows (in thousands):

Derivatives Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Year Ended December 31, 2013	$(6,423)	Interest expense, net	$(2,537)	Interest expense, net	$238
Year Ended December 31, 2012	$123	Interest expense, net	$(2,650)	Interest expense, net	$—
Year Ended December 31, 2011	$866	Interest expense, net	$(2,551)	Interest expense, net	$(12)
Fair Value Hedges:
As of December 31, 2013 and 2012, we had four interest rate contracts, maturing through October 2017, with an aggregate notional amount of $116.7 million and $118.1 million, respectively, that were designated as fair value hedges and convert fixed interest payments at rates from 4.2% to 7.5% to variable interest payments ranging from .2% to 4.3%, and .3% to 4.3%, respectively. We have determined that our fair value hedges are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in interest rates.

A summary of the impact on net income for our interest rate contracts is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Net Settlements and Accruals on Contracts (1)	Amount of Gain (Loss) Recognized in Income (2)
Year Ended December 31, 2013
Interest expense, net	$(4,643)	$4,643	$4,082	$4,082
Year Ended December 31, 2012
Interest expense, net	(860)	860	6,749	6,749
Year Ended December 31, 2011
Interest expense, net	3,676	(3,676)	7,077	7,077
___________________

(1)	Amounts in this caption include gain (loss) recognized in income on derivatives and net cash settlements.

(2)	No ineffectiveness was recognized during the respective periods.

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
The following table discloses the cumulative redeemable preferred dividends declared per share:

	Year Ended December 31,
	2013	2012	2011
Series of Preferred Shares:
Series D	$13.08	$50.63	$50.63
Series E	—	162.16	173.75
Series F	160.24	162.50	162.50
As part of our evaluation of our capital plan, we may consider redeeming the remaining Series F Preferred Shares.

Note 10.      Common Shares of Beneficial Interest
Common dividends declared per share were $1.22, $1.16 and $1.10 for the year ended December 31, 2013, 2012 and 2011, respectively. The dividend rate per share for our common shares for each quarter of 2013 and 2012 was $.305 and $.290, respectively. Subsequent to December 31, 2013, our Board of Trust Managers approved an increase to our quarterly dividend rate to $.325 per share.

Note 11.      Noncontrolling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net income adjusted for noncontrolling interests	$220,262	$146,640	$15,621
Transfers from the noncontrolling interests:
Net (decrease) increase in equity for the acquisition of noncontrolling interests	(16,177)	394	1,668
Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$204,085	$147,034	$17,289

Note 12.      Leasing Operations
The terms of our leases range from less than one year for smaller tenant spaces to over 25 years for larger tenant spaces. In addition to minimum lease payments, most of the leases provide for contingent rentals (payments for real estate taxes, maintenance and insurance by lessees and an amount based on a percentage of the tenants’ sales).
Future minimum rental income from non-cancelable tenant leases, which does not include estimated contingent rentals, at December 31, 2013 is as follows (in thousands):

2014	$376,402
2015	330,099
2016	273,759
2017	214,766
2018	161,000
Thereafter	588,938
Total	$1,944,964
Contingent rentals for the year ended December 31, are as follows (in thousands):

2013	$112,551
2012	112,431
2011	112,414

Note 13.      Impairment
The following impairment charges were recorded on the following assets based on the difference between the carrying amount of the assets and the estimated fair value (see Note 24 for additional fair value information) (in thousands):

	Year Ended December 31,
	2013	2012	2011
Continuing operations:
Land held for development and undeveloped land (1)	$2,358	$—	$23,646
Property marketed for sale or sold (2)	56	2,977	5,536
Investments in real estate joint ventures and partnerships (3)	—	6,608	1,752
Tax increment revenue bonds (4)	—	—	18,737
Other	165	—	—
Total reported in continuing operations	2,579	9,585	49,671
Discontinued operations:
Property held for sale or sold (5)	236	5,851	26,203
Total impairment charges	2,815	15,436	75,874
Other financial statement captions impacted by impairment:
Equity in loss of real estate joint ventures and partnerships, net	395	19,946	7,022
Net loss attributable to noncontrolling interests	—	—	(4,459)
Net impact of impairment charges	$3,210	$35,382	$78,437
___________________

(1)	Impairment was prompted by changes in management's plans for these properties, recent comparable market transactions and/or a change in market conditions.

(2)
These charges resulted from changes in management’s plans for these properties, primarily the marketing of these properties for sale. Also, included in this caption are impairments associated with dispositions that did not qualify to be reported in discontinued operations.

(3)	Amounts reported in 2012 were based on third party offers to buy our interests in industrial real estate joint ventures. Amounts reported in 2011 relate to market conditions.

(4)
During 2011, the tax increment revenue bonds were remarketed by the Agency. All of the outstanding bonds were recalled, and new bonds were issued. We recorded an $18.7 million net credit loss on the exchange of bonds associated with our investment in the tax increment revenue bonds.

(5)	Amounts reported were based on third party offers.

Note 14.      Income Tax Considerations
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
Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of depreciation, rental revenue, interest expense, compensation expense, impairment losses and gain from sales of property. As a result of these differences, the tax basis of our net fixed assets exceeds the book value by $88.0 million and $7.0 million at December 31, 2013 and 2012, respectively.

The following table reconciles net income adjusted for noncontrolling interests to REIT taxable income (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net income adjusted for noncontrolling interests	$220,262	$146,640	$15,621
Net (income) loss of taxable REIT subsidiary included above	(4,684)	11,457	32,043
Net income from REIT operations	215,578	158,097	47,664
Book depreciation and amortization including discontinued operations	157,665	148,413	157,290
Tax depreciation and amortization	(90,047)	(92,797)	(100,633)
Book/tax difference on gains/losses from capital transactions	(33,969)	(55,242)	(13,398)
Deferred/prepaid/above and below-market rents, net	(6,429)	(4,264)	(13,088)
Impairment loss from REIT operations including discontinued operations	474	11,396	58,353
Other book/tax differences, net	(9,695)	1,430	(3,652)
REIT taxable income	233,577	167,033	132,536
Dividends paid deduction (1)	(233,577)	(173,202)	(165,721)
Dividends paid in excess of taxable income	$—	$(6,169)	$(33,185)
___________________

(1)	For 2013, the dividends paid deduction includes designated dividends of $67.7 million from 2014.
For federal income tax purposes, the cash dividends distributed to common shareholders are characterized as follows:

	Year Ended December 31,
	2013	2012	2011
Ordinary income	50.5%	92.8%	100.0%
Capital gain distributions	49.5%	7.2%	—%
Total	100.0%	100.0%	100.0%

Our deferred tax assets and liabilities, including a valuation allowance, consisted of the following (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Impairment loss (1)	$17,692	$16,951
Allowance on other assets	1,168	1,519
Interest expense	12,842	11,417
Net operating loss carryforwards (2)	8,814	8,642
Book-tax basis differential	886	1,148
Other	241	173
Total deferred tax assets	41,643	39,850
Valuation allowance (3)	(30,541)	(28,376)
Total deferred tax assets, net of allowance	$11,102	$11,474
Deferred tax liabilities:
Straight-line rentals	$696	$977
Book-tax basis differential	8,252	2,339
Other	167	2
Total deferred tax liabilities	$9,115	$3,318
___________________

(1)	Impairment losses will not be recognized until the related properties are sold and realization is dependent upon generating sufficient taxable income in the year the property is sold.

(2)	We have net operating loss carryforwards of $25.2 million that expire between the years of 2029 and 2033.

(3)
Management believes it is more likely than not that a portion of the deferred tax assets, which primarily consists of impairment losses, interest expense and net operating losses, will not be realized and established a valuation allowance. However, the amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income are reduced.

We are subject to federal, state and local income taxes and have recorded an income tax provision as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net income (loss) before taxes of taxable REIT subsidiary	$10,688	$(12,894)	$(32,043)
Federal provision (benefit) at statutory rate of 35%	$3,741	$(4,513)	$(11,215)
Valuation allowance increase	2,165	3,781	8,776
Other	98	(705)	1,523
Federal income tax provision (benefit) of taxable REIT subsidiary (1)	6,004	(1,437)	(916)
Texas franchise tax (2)	1,370	1,784	1,373
Total	$7,374	$347	$457
___________________

(1)	All periods presented are open for examination by the IRS.

(2)	For all periods presented, amounts include the effects that are reported in discontinued operations. See Note 15 for additional information.
Also, a current tax obligation of $1.6 million and $1.9 million has been recorded at December 31, 2013 and 2012, respectively, in association with these taxes.

Note 15.      Discontinued Operations
During 2013, we sold 20 centers of which nine were located in Texas, three each in Florida and North Carolina; two in New Mexico and one each in California, Nevada and Tennessee. As of December 31, 2013, we classified as held for sale eight centers that consisted of property and accumulated depreciation totaling $155.0 million and $32.4 million, respectively, of which three are located in Georgia, two each in Florida and Texas and one in North Carolina. See Note 26 for additional information.
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
Included in the Consolidated Balance Sheet at December 31, 2012 was $371.7 million of property and $103.9 million of accumulated depreciation related to the 20 centers that were sold during 2013, as well as the eight centers classified as held for sale.
The operating results of these centers, which includes the eight centers classified as held for sale, have been reclassified and reported as discontinued operations in the Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenues, net	$34,922	$86,466	$127,824
Depreciation and amortization	(8,172)	(18,913)	(37,358)
Operating expenses	(6,176)	(16,112)	(23,092)
Real estate taxes, net	(3,779)	(11,010)	(16,955)
Impairment loss	(236)	(5,851)	(26,203)
General and administrative	(24)	(2,214)	(76)
Interest, net	(6,395)	(9,663)	(11,258)
Interest and other income, net	2	1	3
Gain on acquisition	—	—	4,559
Provision for income taxes	(323)	(417)	(455)
Operating income from discontinued operations	9,819	22,287	16,989
Gain on sale of property from discontinued operations	119,203	68,619	10,648
Income from discontinued operations	$129,022	$90,906	$27,637

Note 16.      Supplemental Cash Flow Information
Non-cash investing and financing activities are summarized as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Accrued property construction costs	5,175	5,811	7,535
(Decrease) increase in equity for the acquisition of noncontrolling interests in consolidated real estate joint ventures	(16,177)	394	1,668
Reduction of debt service guaranty liability	(335)	—	(22,925)
Property acquisitions and investments in unconsolidated real estate joint ventures:
Increase in property, net	43,122	16,665	4,749
Decrease in notes receivable from real estate joint ventures and partnerships	(8,750)	—	—
Increase (decrease) in real estate joint ventures and partnerships - investments	1,746	(3,825)	490
Increase in restricted deposits and mortgage escrows	—	395	—
Increase in debt, net	60,515	40,644	—
Increase in security deposits	187	1,332	87
Increase in noncontrolling interests	16,177	968	9,949
Sale of property and property interest:
Decrease in property, net	—	(2,855)	—
Decrease in real estate joint ventures and partnerships - investments	—	(95)	—
Decrease in restricted deposits and mortgage escrows	—	(204)	—
Decrease in debt, net due to debt assumption	—	(3,366)	—
Decrease in security deposits	—	(11)	—
Decrease in noncontrolling interests	—	(95)	—
Consolidation of joint ventures (see Note 23):
Increase in property, net	60,992	—	32,307
Decrease in notes receivable from real estate joint ventures and partnerships	(54,838)	—	(21,872)
Decrease in real estate joint ventures and partnerships - investments	(11,518)	—	(10,092)
Increase in security deposits	164	—	—

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

	Year Ended December 31,
	2013	2012	2011
Numerator:
Continuing Operations:
Income (loss) from continuing operations	$135,372	$60,511	$(12,202)
Gain on sale of property	762	1,004	1,304
Net (income) loss attributable to noncontrolling interests	(5,545)	(4,527)	310
Dividends on preferred shares	(18,173)	(34,930)	(35,476)
Redemption costs of preferred shares	(17,944)	(2,500)	—
Income (loss) from continuing operations attributable to common shareholders – basic and diluted	$94,472	$19,558	$(46,064)
Discontinued Operations:
Income from discontinued operations	$129,022	$90,906	$27,637
Net income attributable to noncontrolling interests	(39,349)	(1,254)	(1,428)
Income from discontinued operations attributable to common shareholders – basic and diluted	$89,673	$89,652	$26,209
Denominator:
Weighted average shares outstanding - basic	121,269	120,696	120,331
Effect of dilutive securities:
Share options and awards	1,191	1,009	—
Weighted average shares outstanding - diluted	122,460	121,705	120,331
Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Share options (1)	1,929	2,354	3,158
Operating partnership units	1,554	1,578	1,617
Share options and awards	—	—	894
Total anti-dilutive securities	3,483	3,932	5,669
___________________

(1)	Exclusion results as exercise prices were greater than the average market price for each respective period.

Note 18.      Share Options and Awards
In April 2011, our Long-Term Incentive Plan for the issuance of options and share awards expired, and issued options of 2.9 million remain outstanding as of December 31, 2013.
In May 2010, our shareholders approved the adoption of the Amended and Restated 2010 Long-Term Incentive Plan, under which 3.0 million of our common shares were reserved for issuance, and options and share awards of 1.7 million are available for future grant at December 31, 2013. This plan expires in May 2020.

Compensation expense, net of forfeitures, associated with share options and restricted shares totaled $8.8 million in 2013, $9.7 million in 2012 and $6.4 million in 2011, of which $2.4 million in 2013, $2.0 million in 2012 and $1.5 million in 2011 was capitalized. The significant year over year change in expense from 2011 to 2012 is primarily due to an increased number of employees who became retirement eligible, requiring the related expense to be recognized immediately.
Options
The fair value of share options issued prior to 2012 was estimated on the date of grant using the Black-Scholes option pricing method based on the expected weighted average assumptions in the following table. The fair value and weighted average assumptions were as follows:

Year Ended December 31, 2011
Fair value per share option	$5.68
Dividend yield	5.3%
Expected volatility	39.6%
Expected life (in years)	6.2
Risk-free interest rate	2.4%
Following is a summary of the option activity for the three years ended December 31, 2013:

	Shares Under Option	Weighted Average Exercise Price
Outstanding, January 1, 2011	4,614,272	$27.62
Granted	483,459	24.87
Forfeited or expired	(230,232)	22.81
Exercised	(259,796)	18.34
Outstanding, December 31, 2011	4,607,703	28.09
Forfeited or expired	(40,390)	27.12
Exercised	(481,611)	20.70
Outstanding, December 31, 2012	4,085,702	28.98
Forfeited or expired	(79,108)	32.61
Exercised	(462,848)	26.95
Outstanding, December 31, 2013	3,543,746	$29.16
The total intrinsic value of options exercised was $3.2 million in 2013, $3.0 million in 2012 and $1.9 million in 2011. As of December 31, 2013 and 2012, there was approximately $1.1 million and $2.2 million, respectively, of total unrecognized compensation cost related to unvested share options, which is expected to be amortized over a weighted average of 1.1 years and 1.6 years, respectively.

The following table summarizes information about share options outstanding and exercisable at December 31, 2013:

Range of Exercise Prices	Outstanding				Exercisable
	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
$11.85 - $17.78	743,869	5.2 years	$11.85		610,870	$11.85	5.2 years
$17.79 - $26.69	870,886	6.8 years	$23.78		475,887	$23.56	6.7 years
$26.70 - $40.05	1,465,277	2.8 years	$35.36		1,465,277	$35.35	2.8 years
$40.06 - $49.62	463,714	2.9 years	$47.46		463,714	$47.46	2.9 years
Total	3,543,746	4.3 years	$29.16	$—	3,015,748	$30.59	3.9 years	$—
Restricted Shares
The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Year Ended December 31, 2013
	Minimum	Maximum
Dividend yield	0.0%	3.9%
Expected volatility	13.2%	29.0%
Expected life (in years)	N/A	3
Risk-free interest rate	0.1%	0.4%
A summary of the status of unvested restricted shares for the year ended December 31, 2013 is as follows:

	Unvested Restricted Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2013	496,571	$23.10
Granted:
Service-based awards	105,336	29.67
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	44,580	31.83
Market-based awards relative to three-year absolute TSR	44,580	37.49
Trust manager awards	25,623	35.23
Vested	(133,006)	23.30
Forfeited	(8,517)	26.53
Outstanding, December 31, 2013	575,167	$26.54
As of December 31, 2013 and 2012, there was approximately $3.9 million and $4.7 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 1.4 years and 1.9 years, respectively.

Note 19.      Employee Benefit Plans
Defined Benefit Plans:
Effective April 1, 2002, we converted a noncontributory pension plan to a noncontributory cash balance retirement plan under which each participant received an actuarially determined opening balance. Certain participants were grandfathered under the prior pension plan formula.

The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $.2 million.
The following tables summarize changes in the benefit obligation, the plan assets and the funded status of our pension plans as well as the components of net periodic benefit costs, including key assumptions (in thousands). The measurement dates for plan assets and obligations were December 31, 2013 and 2012.

	December 31,
	2013	2012
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$42,530	$68,390
Service cost	1,281	1,314
Interest cost	1,544	1,578
Actuarial (gain) loss	(5,807)	2,005
Plan amendment (see Note 1)	—	(29,494)
Benefit payments	(1,476)	(1,263)
Benefit obligation at end of year	$38,072	$42,530
Change in Plan Assets:
Fair value of plan assets at beginning of year	$32,161	$27,649
Actual return on plan assets	6,842	3,275
Employer contributions	1,800	2,500
Benefit payments	(1,476)	(1,263)
Fair value of plan assets at end of year	$39,327	$32,161
Funded (unfunded) status at end of year (included in other assets in 2013 and accounts payable and accrued expenses in 2012)	$1,255	$(10,369)
Accumulated benefit obligation	$37,885	$42,178
Net loss recognized in accumulated other comprehensive loss	$5,775	$17,254
The following is the required information for other changes in plan assets and benefit obligations recognized in other comprehensive income (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net (gain) loss	$(10,200)	$979	$8,234
Amortization of net loss	(1,279)	(1,569)	(685)
Amortization of prior service cost	—	117	117
Total recognized in other comprehensive income	$(11,479)	$(473)	$7,666
Total recognized in net periodic benefit costs and other comprehensive income	$(9,824)	$1,622	$12,794

The following is the required information for plans with an accumulated benefit obligation in excess of plan assets (in thousands):

	December 31,
	2013	2012
Projected benefit obligation	N/A	$42,530
Accumulated benefit obligation	N/A	42,178
Fair value of plan assets	N/A	32,161
The components of net periodic benefit cost for the plans are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Service cost	$1,281	$1,314	$3,335
Interest cost	1,544	1,578	3,454
Expected return on plan assets	(2,449)	(2,249)	(2,229)
Prior service cost	—	(117)	(117)
Recognized loss	1,279	1,569	685
Total	$1,655	$2,095	$5,128
The assumptions used to develop periodic expense for the plans are shown below:

	Year Ended December 31,
	2013	2012	2011
Discount rate – Retirement Plan	3.87%	4.19%	5.30%
Salary scale increases – Retirement Plan	3.50%	3.50%	4.00%
Salary scale increases – SRP (see Note 1)	—%	—%	5.00%
Long-term rate of return on assets – Retirement Plan	7.50%	8.00%	8.00%
The selection of the discount rate is made annually after comparison to yields based on high quality fixed-income investments. The salary scale is the composite rate which reflects anticipated inflation, merit increases, and promotions for the group of covered participants. The long-term rate of return is a composite rate for the trust. It is derived as the sum of the percentages invested in each principal asset class included in the portfolio multiplied by their respective expected rates of return. We considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This analysis resulted in the selection of 7.5% as the long-term rate of return assumption for 2013.
The assumptions used to develop the actuarial present value of the benefit obligations for the plans are shown below:

	Year Ended December 31,
	2013	2012	2011
Discount rate – Retirement Plan	4.70%	3.87%	4.19%
Salary scale increases – Retirement Plan	3.50%	3.50%	3.50%
Salary scale increases – SRP (see Note 1)	—%	—%	5.00%

The expected contribution to be paid for the Retirement Plan by us during 2014 is approximately $2.0 million. The expected benefit payments for the next 10 years for the Retirement Plan is as follows (in thousands):

2014	$2,680
2015	2,511
2016	2,001
2017	2,106
2018	1,896
2019-2023	11,657
The participant data used in determining the liabilities and costs for the Retirement Plan was collected as of January 1, 2013, and no significant changes have occurred through December 31, 2013.
At December 31, 2013, our investment asset allocation compared to our benchmarking allocation model for our plan assets was as follows:

	Portfolio	Benchmark
Cash and Short-Term Investments	6%	10%
U.S. Stocks	58%	59%
International Stocks	15%	11%
U.S. Bonds	18%	17%
International Bonds	3%	2%
Other	—%	1%
Total	100%	100%
The fair value of plan assets was determined based on publicly quoted market prices for identical assets, which are classified as Level 1 observable inputs. The allocation of the fair value of plan assets was as follows:

	December 31,
	2013	2012
Cash and Short-Term Investments	3%	3%
Large Company Funds	31%	20%
Mid Company Funds	8%	8%
Small Company Funds	8%	6%
International Funds	11%	14%
Fixed Income Funds	21%	35%
Growth Funds	18%	14%
Total	100%	100%
Concentrations of risk within our equity portfolio are investments classified within the following sectors: technology, financial services, consumer cyclical goods, healthcare and industrial, which represents approximately 17%, 15%, 15%, 14% and 13% of total equity investments, respectively.
Defined Contribution Plans:
Compensation expense related to our defined contribution plans was $3.1 million in 2013, $3.3 million in 2012 and $.9 million in 2011.

Note 20.      Related Parties
Through our management activities and transactions with our real estate joint ventures and partnerships, we had net accounts receivable of $1.4 million and $1.8 million outstanding as of December 31, 2013 and 2012, respectively. We also had accounts payable and accrued expenses of $5.6 million and $6.3 million outstanding as of December 31, 2013 and 2012, respectively. For the year ended December 31, 2013, 2012 and 2011, we recorded joint venture fee income of $5.0 million, $6.1 million and $6.0 million, respectively.
In 2013, we sold our 10% interest in two unconsolidated tenancy-in-common arrangements to our partner for approximately $8.9 million. Also, we received cash, real property and our partner’s interest in two consolidated joint ventures in exchange for our interest in two unconsolidated joint ventures and the payment of a note receivable (see Note 21 for additional information under Litigation). Furthermore, we acquired our partner’s 50% unconsolidated joint venture interest in a California property (see Note 23 for additional information).
In 2012, we sold our 47.8% unconsolidated joint venture interest in a Colorado development project to our partner with gross sales proceeds totaling $29.1 million, which includes the assumption of our share of debt, generating a gain of $3.5 million. Also, we sold three unconsolidated joint venture interests, ranging from 20% to 50%, in nine industrial properties to our partner with gross sales proceeds totaling $20.9 million, which includes the assumption of our share of debt, generating a gain of $8.6 million.

Note 21.      Commitments and Contingencies
Leases
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
Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which we are the lessee, principally for shopping center ground leases, for the subsequent five years and thereafter ending December 31, are as follows (in thousands):

2014	$3,617
2015	3,261
2016	3,143
2017	2,984
2018	2,966
Thereafter	131,627
Total	$147,598
Rental expense for operating leases was, in millions: $5.6 in 2013; $5.7 in 2012 and $5.4 in 2011.
The scheduled future minimum revenues under subleases, applicable to the ground lease rentals above, under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for the subsequent five years and thereafter ending December 31, are as follows (in thousands):

2014	$39,320
2015	35,270
2016	31,723
2017	26,719
2018	21,288
Thereafter	80,044
Total	$234,364
Property under capital leases that is included in buildings and improvements consisted of two centers totaling $16.8 million at December 31, 2013 and 2012. Amortization of property under capital leases is included in depreciation and amortization expense, and the balance of accumulated depreciation associated with these capital leases at December 31, 2013 and 2012 was $12.2 million and $11.4 million, respectively. Future minimum lease payments under these capital leases total $30.2 million of which $9.2 million represents interest. Accordingly, the present value of the net minimum lease payments was $21.0 million at December 31, 2013.
The annual future minimum lease payments under capital leases as of December 31, 2013 are as follows (in thousands):

2014	$1,825
2015	1,834
2016	1,843
2017	1,852
2018	1,862
Thereafter	21,000
Total	$30,216

Commitments and Contingencies
As of December 31, 2013 and 2012, we participate in three and four, respectively, real estate ventures structured as DownREIT partnerships that have properties in Arkansas, California, North Carolina, Texas and Utah (2012 only). As a general partner, we have operating and financial control over these ventures and consolidate them in our consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us in exchange for our common shares or an equivalent amount in cash. We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. No common shares were issued in exchange for any of these interests during the year ended December 31, 2013 and 2012. The aggregate redemption value of these interests was approximately $41 million and $42 million as of December 31, 2013 and December 31, 2012, respectively.
As of December 31, 2013, we have entered into commitments aggregating $66.0 million comprised principally of construction contracts which are generally due in 12 to 36 months.
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
Litigation
During 2013, we settled a lawsuit filed in 2011 against our joint venture partner in connection with a development project in Sheridan, Colorado for failure to perform on the joint venture’s past due intercompany note payable to us. Pursuant to the settlement agreement, a $16.1 million note receivable was paid (see Note 5 for further information) in exchange for cash and real property totaling $19.1 million, receipt of our partner’s interest in two consolidated joint ventures resulting in an increase of approximately $16.2 million in noncontrolling interests and distribution of our interest in two unconsolidated joint ventures with total assets of $23.2 million.
We are also involved in various matters of litigation arising in the normal course of business. While we are unable to predict with certainty the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, any additional liability, if any, will not have a material effect on our consolidated financial statements.

Note 22.      Variable Interest Entities
Consolidated VIEs:
Two of our real estate joint ventures whose activities principally consist of owning and operating 28 neighborhood/community shopping centers in 2013 and 30 centers in 2012, located in Florida, Georgia, North Carolina, Tennessee and Texas, were determined to be VIEs. Based on financing agreements that are guaranteed solely by us, we have determined that we are the primary beneficiary in both instances and have consolidated these joint ventures.
A summary of our consolidated VIEs is as follows (in thousands):

	December 31,
	2013	2012
Maximum Risk of Loss (1)	$40,471	$111,305
Assets Held by VIEs	233,734	257,374
Assets Held as Collateral for Debt	80,137	246,486
___________________

(1)
The maximum risk of loss has been determined to be limited to our debt exposure for each real estate joint venture. The maximum risk of loss at December 31, 2012, includes our debt exposure in a $100 million loan that was paid during 2013.

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
Unconsolidated VIEs:
At December 31, 2013 and December 31, 2012, one and two unconsolidated real estate joint ventures, respectively, were determined to be a VIEs through the issuance of secured loans, since the lenders had the ability to make decisions that could have a significant impact on the success of the entities. A summary of our unconsolidated VIEs is as follows (in thousands):

	December 31,
	2013	2012
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$11,536	$29,628
Maximum Risk of Loss (2)	11,542	32,990
___________________

(1)	The carrying amount of the investments represents our contributions to the real estate joint ventures net of any distributions made and our portion of the equity in earnings of the joint ventures.

(2)
The maximum risk of loss has been determined to be limited to our debt exposure for each real estate joint venture. The maximum risk of loss at December 31, 2012, includes $20.9 million of debt recorded in our Consolidated Balance Sheet due to its association with a tenancy-in-common arrangement that is no longer deemed a VIE.

We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls and unplanned capital expenditures, under which additional contributions may be required.

Note 23.      Business Combinations
Effective December 23, 2013, we acquired a partner’s 50% interest in an unconsolidated joint venture related to a property in California, which resulted in the consolidation of this property. Management has determined that this transaction qualified as a business combination to be accounted for under the acquisition method. Accordingly, the assets and liabilities of this transaction were recorded in our Consolidated Balance Sheet at its estimated fair value as of the effective date. Fair value of assets acquired, liabilities assumed and equity interests were estimated using market-based measurements, including cash flow and other valuation techniques. The fair value measurement is based on both significant inputs for similar assets and liabilities in comparable markets and significant inputs that are not observable in the markets in accordance with our fair value measurements accounting policy. Key assumptions include third-party broker valuation estimates; a discount rate of 7.75%; a terminal capitalization rate for similar properties; and factors that we believe market participants would consider in estimating fair value. The result of this transaction is included in our Consolidated Statements of Operations beginning December 23, 2013.

The following table summarizes the transaction related to the business combination, including the assets acquired and liabilities assumed as indicated (in thousands):

	December 23, 2013
Fair value of our equity interest before business combination	$90,935
Fair value of consideration transferred	$3,342	(1)
Amounts recognized for assets and liabilities assumed:
Assets:
Property	$64,211
Unamortized debt and lease costs	9,213
Accrued rent and accounts receivable	2,868
Cash and cash equivalents	754
Other, net	15,840
Liabilities:
Accounts payable and accrued expenses	(166)
Other, net	(1,452)
Total net assets	$91,268	(2)

Gain recognized on equity interest remeasured to fair value	$20,234	(3)
___________________

(1)	Consideration included $2.8 million of cash and a future obligation of $.5 million.

(2)	Excludes the effect of $54.8 million in intercompany debt that is eliminated upon consolidation.

(3)	Amount is included in Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests in our Consolidated Statement of Operations.
During 2012, we acquired four centers located in California, Georgia, Maryland and Texas, as well as, we consolidated a partner's 79.6% interest in an unconsolidated tenancy-in-common arrangement related to a property in Louisiana. The following table summarizes the transactions related to these acquisitions, including the assets acquired and liabilities assumed as indicated (in thousands):

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
___________________

(1)	Includes assumption of debt totaling $37.8 million.

(2)	Represents the fair value of debt, which includes $6.3 million that was previously recorded.

The following table summarizes the impact to revenues and net income attributable to common shareholders from our business combination and acquisitions as follows (in thousands):

	Year Ended December 31,
	2013	2012
Increase in revenues	$197	$9,370
Increase in net income attributable to common shareholders	—	442
The following unaudited supplemental pro forma data is presented for the year ended December 31, 2013, as if the business combination occurring in 2013 was completed on January 1, 2011. The following unaudited supplemental pro forma data is presented for the year ended December 31, 2012 and 2011, as if the 2012 acquisitions were completed on January 1, 2010. The gain related to these business combinations and acquisitions were adjusted to the assumed acquisition date. The unaudited supplemental pro forma data is not necessarily indicative of what the actual results of our operations would have been assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods. The following table summarizes the supplemental pro forma data, as follows (in thousands, except per share amounts):

	Pro Forma 2013(1)	Pro Forma 2012(1)	Pro Forma 2011(1)
Revenues	$506,861	$474,383	$460,472
Net income	244,918	152,016	37,664
Net income attributable to common shareholders	163,907	108,805	1,070
Earnings per share – basic	1.35	0.90	0.01
Earnings per share – diluted	1.34	0.89	0.01
___________________

(1)	There are no non-recurring pro forma adjustments included within or excluded from the amounts in the preceding table.

Note 24.      Fair Value Measurements
Recurring Fair Value Measurements:
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2013

Assets:
Investments, mutual funds held in a grantor trust	$18,583			$18,583
Investments, mutual funds and time deposit	8,408	$50,034		58,442
Derivative instruments:
Interest rate contracts		5,282		5,282
Total	$26,991	$55,316	$—	$82,307
Liabilities:
Derivative instruments:
Interest rate contracts		$476		$476
Deferred compensation plan obligations	$18,583			18,583
Total	$18,583	$476	$—	$19,059

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2012

Assets:
Investments, mutual funds held in a grantor trust	$16,030			$16,030
Derivative instruments:
Interest rate contracts		9,926		9,926
Total	$16,030	$9,926	$—	$25,956
Liabilities:
Derivative instruments:
Interest rate contracts		$768		$768
Deferred compensation plan obligations	$16,030			16,030
Total	$16,030	$768	$—	$16,798
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
Assets measured at fair value on a nonrecurring basis at December 31, 2013, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Gains (Losses) (1)
Property (2)		$3,300	$8,576	$11,876	$(2,358)
Total	$—	$3,300	$8,576	$11,876	$(2,358)
___________________

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
___________________

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
Schedule of our fair value disclosures is as follows (in thousands):

	December 31,
	2013		2012
	Carrying Value	Fair Value Using Significant Unobservable Inputs (Level 3)	Carrying Value	Fair Value Using Significant Unobservable Inputs (Level 3)
Notes receivable from real estate joint ventures and partnerships	$13,330	$13,549	$89,776	$93,572
Tax increment revenue bonds (1)	25,850	25,850	26,505	26,505
Debt:
Fixed-rate debt	2,136,265	2,150,891	1,992,599	2,094,122
Variable-rate debt	163,579	172,349	211,431	223,759
___________________

(1)	At December 31, 2013 and 2012, the credit loss balance on our tax increment revenue bonds was $31.0 million.

The quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements as of December 31, 2013 and 2012 reported in the above tables, is as follows:

Description	Fair Value at December 31,			Unobservable Inputs	Range

	2013	2012			Minimum		Maximum
	(in thousands)		Valuation Technique		2013	2012	2013	2012
Property	$8,576	$13,906	Broker valuation estimate	Indicative bid (1)
			Bona fide purchase offers	Contract price (1)
			Discounted cash flows	Discount rate				10.0%
				Capitalization rate		9.3%		9.5%
				Holding period (years)				1
				Expected future inflation rate (2)				3.0%
				Market rent growth rate (2)				3.0%
				Expense growth rate (2)				3.0%
				Vacancy rate (2)				5.0%
				Renewal rate (2)				75.0%
				Average market rent rate (2)				$10.52
				Average leasing cost per square foot (2)				$16.50
Notes receivable from real estate joint ventures and partnerships	13,549	93,572	Discounted cash flows	Discount rate			2.7%	3.0%
Tax increment revenue bonds	25,850	26,505	Discounted cash flows	Discount rate			7.5%	7.5%
				Expected future growth rate	1.0%	1.0%	2.0%	4.0%
				Expected future inflation rate	1.0%	1.0%	2.0%	2.0%
Fixed-rate debt	2,150,891	2,094,122	Discounted cash flows	Discount rate	1.3%	1.1%	7.4%	6.5%
Variable-rate debt	172,349	223,759	Discounted cash flows	Discount rate	.8%	1.4%	5.0%	5.0%
___________________

(1)	These fair values were developed by third parties, subject to our corroboration for reasonableness.

(2)	Only applies to one property valuation.

Note 25.      Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows (in thousands):

	First		Second		Third		Fourth
2013
Revenues (1)	$119,874		$124,217		$125,451		$128,183
Net income	44,817	(2)(3)	104,178	(2)	62,389	(2)	53,772	(2)
Net income attributable to common shareholders	33,668	(2)(3)	45,421	(2)(4)	57,832	(2)	47,224	(2)
Earnings per common share – basic	0.28	(2)(3)	0.37	(2)(4)	0.48	(2)	0.39	(2)
Earnings per common share – diluted	0.28	(2)(3)	0.37	(2)(4)	0.47	(2)	0.38	(2)
2012
Revenues (1)	$107,838		$111,712		$117,807		$119,547
Net income	22,638	(5)(6)	32,761	(2)(5)(6)	42,047	(2)	54,975	(2)
Net income attributable to common shareholders	12,328	(5)(6)	22,550	(2)(5)(6)	31,404	(2)	42,928	(2)
Earnings per common share – basic	0.10	(5)(6)	0.19	(2)(5)(6)	0.26	(2)	0.36	(2)
Earnings per common share – diluted	0.10	(5)(6)	0.19	(2)(5)(6)	0.26	(2)	0.35	(2)
___________________

(1)	Revenues from the sale of operating properties have been reclassified and reported in discontinued operations for all periods presented.

(2)
The quarter results include significant gains on the sale of properties and real estate joint venture and partnership interests and on acquisitions. Gain amounts are: $11.7 million, $78.4 million, $38.4 million and $25.2 million for the three months ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013, respectively, and $31.3 million, $17.0 million and $27.7 million for the three months ended June 30, 2012, September 30, 2012 and December 31, 2012, respectively.

(3)	The quarter results include a write-off of an above-market assumed mortgage intangible due to the early payoff of the related mortgage of $9.7 million.

(4)
The quarter results include net income attributable to noncontrolling interests of $37.7 million associated with applicable gains discussed in (2) above and a $15.7 million deduction associated with the redemption of the Series F preferred shares (see Note 9 for additional information).

(5)	The quarter results include significant impairment charges. Impairment amounts are: $10.0 million and $24.9 million for the three months ended March 31, 2012 and June 30, 2012, respectively.

(6)	During the second quarter of 2012, we disposed of our wholly-owned Industrial portfolio.

Note 26. Subsequent Events
In January 2014, we completed the dissolution of our consolidated real estate joint venture with Hines, in which we have a 30% ownership interest. At December 31, 2013, this joint venture held a portfolio of 13 properties located in Texas, Tennessee, Georgia, Florida and North Carolina with $172.9 million in total assets and $11.1 million of debt,net, which will be assumed by Hines. This transaction was completed through the distribution of five properties to us and eight properties to Hines. The eight properties distributed to Hines were classified as held for sale at December 31, 2013 (see Note 15 for further information).
Subsequent to December 31, 2013, we sold two centers with gross proceeds totaling $55.6 million. Also, we received notice in December 2013 from the holder of one of our ground leases in Texas of their intent to exercise their purchase option under the ground lease. This transaction is expected to close in the second half of 2014, will result in the disposition of three properties, and we do not expect any impairment associated with this transaction.
* * * * *

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

ITEM 9A. Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2013. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013.
There has been no change to our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
WRI’s management has responsibility for establishing and maintaining adequate internal control over financial reporting for WRI. Management, with the participation of WRI’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WRI’s internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on their evaluation of WRI’s internal control over financial reporting, WRI’s management along with the Chief Executive Officer and Chief Financial Officer believe that WRI’s internal control over financial reporting is effective as of December 31, 2013.
Deloitte & Touche LLP, WRI’s independent registered public accounting firm that audited the consolidated financial statements and financial statement schedules included in this Form 10-K, has issued an attestation report on the effectiveness of WRI’s internal control over financial reporting.
February 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Weingarten Realty Investors
Houston, Texas
We have audited the internal control over financial reporting of Weingarten Realty Investors and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013, of the Company and our report dated February 26, 2014, expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/ Deloitte & Touche LLP
Houston, Texas
February 26, 2014

ITEM 9B. Other Information
Not applicable.

PART III

ITEM 10. Trust Managers, Executive Officers and Corporate Governance
Information with respect to our trust managers and executive officers is incorporated herein by reference to the “Election of Trust Managers - Proposal One," “Compensation Discussion and Analysis - Overview” and “Share Ownership of Beneficial Owners and Management” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2014.
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

ITEM 11. Executive Compensation
Information with respect to executive compensation is incorporated herein by reference to the “Compensation Discussion and Analysis,” “Trust Manager Compensation,” “Compensation Committee Report,” “Summary Compensation Table” and “Trust Manager Compensation Table” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2014.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The “Share Ownership of Beneficial Owners and Management” section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2014 is incorporated herein by reference.

The following table summarizes the equity compensation plans under which our common shares of beneficial interest may be issued as of December 31, 2013:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance
Equity compensation plans approved by shareholders	3,543,746	$29.16	1,676,028
Equity compensation plans not approved by shareholders	—	—	—
Total	3,543,746	$29.16	1,676,028

ITEM 13. Certain Relationships and Related Transactions, and Trust Manager Independence
The “Governance,” “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2014 are incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services
The “Accounting Firm Fees” section within “Ratification of Independent Registered Public Accounting Firm - Proposal Two” of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2014 is incorporated herein by reference.

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

4.3	—	Form of Fixed Rate Senior Medium Term Note (filed as Exhibit 4.19 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.4	—	Form of Floating Rate Senior Medium Term Note (filed as Exhibit 4.20 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.5	—	Form of Fixed Rate Subordinated Medium Term Note (filed as Exhibit 4.21 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.6	—	Form of Floating Rate Subordinated Medium Term Note (filed as Exhibit 4.22 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.7	—	Statement of Designation of 6.75% Series D Cumulative Redeemable Preferred Shares (filed as Exhibit 3.1 to WRI’s Form 8-A dated April 17, 2003 and incorporated herein by reference).
4.8	—	Statement of Designation of 6.50% Series F Cumulative Redeemable Preferred Shares (filed as Exhibit 3.1 to WRI’s Form 8-A dated January 29, 2007 and incorporated herein by reference).
4.9	—	6.75% Series D Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to WRI’s Form 8-A dated April 17, 2003 and incorporated herein by reference).
4.10	—	6.50% Series F Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to WRI’s Form 8-A dated January 29, 2007 and incorporated herein by reference).
4.11	—
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

4.13	—	Form of 7% Notes due 2011 (filed as Exhibit 4.17 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

4.14	—	Form of 8.10% Note due 2019 (filed as Exhibit 4.1 to WRI’s Current Report on Form 8-K dated August 14, 2009 and incorporated herein by reference).
4.15	—
Second Supplemental Indenture, dated October 9, 2012, between Weingarten Realty Investors and The Bank of New York Trust Company, National Association (successor to J.P. Morgan Chase Company, National Association) (filed as Exhibit 4.1 to WRI's Form 8-K on October 9, 2012 and incorporated herein by reference).

4.16	—	Form of 3.375% Senior Note due 2022 (filed as Exhibit 4.2 to WRI's Form 8-K on October 9, 2012 and incorporated herein by reference).
4.17	—	Form of 3.50% Senior Note due 2023 (filed as Exhibit 4.1 to WRI's Form 8-K on March 22, 2013 and incorporated herein by reference).
4.18	—	Form of 4.450% Senior Note due 2024 (filed as Exhibit 4.1 to WRI's Form 8-K on October 15, 2013 and incorporated herein by reference).
10.1†	—	2001 Long Term Incentive Plan (filed as Exhibit 10.7 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.2†	—
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

10.53†	—	Master Nonqualified Plan Trust Agreement dated August 23, 2006 (filed as Exhibit 10.53 on WRI's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).
10.54†	—	Restatement of the Weingarten Realty Retirement Plan dated November 17, 2008 (filed as Exhibit 10.54 on WRI's Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).
10.55	—
Amendment Agreement dated April 18, 2013 of the Amended and Restated Credit Agreement dated September 30, 2011 (filed as Exhibit 10.1 on WRI's Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).

10.56	—
Fourth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2013(filed as Exhibit 10.2 on WRI's Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).

10.57†*	—	Restatement of the Weingarten Realty Investors Retirement Plan dated December 23, 2013.
12.1*	—	Computation of Ratios.
21.1*	—	Listing of Subsidiaries of the Registrant.
23.1*	—	Consent of Deloitte & Touche LLP.
31.1*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report.
**	Furnished with this report.
†	Management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEINGARTEN REALTY INVESTORS

By:	/s/ Andrew M. Alexander
Andrew M. Alexander
Chief Executive Officer
Date: February 26, 2014
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

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Andrew M. Alexander	Chief Executive Officer, President and Trust Manager	February 26, 2014
Andrew M. Alexander

By:	/s/ Stanford Alexander	Chairman and Trust Manager	February 26, 2014
Stanford Alexander

By:	/s/ Shelaghmichael Brown	Trust Manager	February 26, 2014
Shelaghmichael Brown

By:	/s/ James W. Crownover	Trust Manager	February 26, 2014
James W. Crownover

By:	/s/ Robert J. Cruikshank	Trust Manager	February 26, 2014
Robert J. Cruikshank

By:	/s/ Melvin Dow	Trust Manager	February 26, 2014
Melvin Dow

By:	/s/ Stephen A. Lasher	Trust Manager	February 26, 2014
Stephen A. Lasher

By:	/s/ Stephen C. Richter	Executive Vice President and Chief Financial Officer	February 26, 2014
Stephen C. Richter

By:	/s/ Thomas L. Ryan	Trust Manager	February 26, 2014
Thomas L. Ryan

By:	/s/ Douglas W. Schnitzer	Trust Manager	February 26, 2014
Douglas W. Schnitzer

By:	/s/ Joe D. Shafer	Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)	February 26, 2014
Joe D. Shafer

By:	/s/ C. Park Shaper	Trust Manager	February 26, 2014
C. Park Shaper

By:	/s/ Marc J. Shapiro	Trust Manager	February 26, 2014
Marc J. Shapiro

Schedule II
WEINGARTEN REALTY INVESTORS
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2013, 2012, and 2011
(Amounts in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period
2013
Allowance for Doubtful Accounts	$12,127	$1,420	$4,161	$9,386
Tax Valuation Allowance	28,376	2,243	78	30,541
2012
Allowance for Doubtful Accounts	$11,301	$7,157	$6,331	$12,127
Tax Valuation Allowance	24,595	3,781	—	28,376
2011
Allowance for Doubtful Accounts	$10,137	$7,563	$6,399	$11,301
Tax Valuation Allowance	15,818	10,823	2,046	24,595
___________________

(1)	Write-offs of amounts previously reserved.

Schedule III

WEINGARTEN REALTY INVESTORS
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2013
(Amounts in thousands)

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Centers:
10-Federal Shopping Center	$1,791	$7,470	$1,125	$1,791	$8,595	$10,386	$(7,087)	$3,299	$(7,351)	03/20/2008
1919 North Loop West	1,334	8,451	11,514	1,337	19,962	21,299	(7,968)	13,331	—	12/05/2006
580 Market Place	3,892	15,570	3,135	3,889	18,708	22,597	(5,843)	16,754	(16,280)	04/02/2001
8000 Sunset Strip Shopping Center	18,320	73,431	929	18,320	74,360	92,680	(3,190)	89,490	—	06/27/2012
Alabama Shepherd Shopping Center	637	2,026	7,860	1,062	9,461	10,523	(4,038)	6,485	—	04/30/2004
Angelina Village	200	1,777	10,421	1,127	11,271	12,398	(6,730)	5,668	—	04/30/1991
Arcade Square	1,497	5,986	1,502	1,495	7,490	8,985	(2,764)	6,221	—	04/02/2001
Argyle Village Shopping Center	4,524	18,103	2,889	4,526	20,990	25,516	(7,145)	18,371	—	11/30/2001
Arrowhead Festival Shopping Center	1,294	154	3,531	1,903	3,076	4,979	(1,319)	3,660	—	12/31/2000
Avent Ferry Shopping Center	1,952	7,814	1,171	1,952	8,985	10,937	(3,354)	7,583	—	04/04/2002
Ballwin Plaza	2,988	12,039	454	2,517	12,964	15,481	(5,868)	9,613	—	10/01/1999
Bartlett Towne Center	3,479	14,210	1,168	3,443	15,414	18,857	(5,636)	13,221	(2,041)	05/15/2001
Bell Plaza	1,322	7,151	513	1,322	7,664	8,986	(3,636)	5,350	(6,765)	03/20/2008
Bellaire Blvd. Shopping Center	124	37	—	124	37	161	(37)	124	—	11/13/2008
Best in the West	13,191	77,159	4,960	13,194	82,116	95,310	(19,025)	76,285	—	04/28/2005
Blalock Market at I-10	—	4,730	2,037	—	6,767	6,767	(4,205)	2,562	—	12/31/1990
Boca Lyons Plaza	3,676	14,706	2,371	3,651	17,102	20,753	(5,031)	15,722	—	08/17/2001
Boswell Towne Center	1,488	—	1,857	615	2,730	3,345	(1,506)	1,839	—	12/31/2003
Braeswood Square Shopping Center	—	1,421	1,240	—	2,661	2,661	(2,369)	292	—	05/28/1969
Broadway Marketplace	898	3,637	1,017	906	4,646	5,552	(2,589)	2,963	—	12/16/1993
Broadway Shopping Center	234	3,166	740	235	3,905	4,140	(2,616)	1,524	(2,653)	03/20/2008
Brookwood Marketplace	7,050	15,134	7,163	7,511	21,836	29,347	(4,085)	25,262	(18,277)	08/22/2006
Brookwood Square Shopping Center	4,008	19,753	1,404	4,008	21,157	25,165	(9,296)	15,869	—	12/16/2003
Brownsville Commons	1,333	5,536	232	1,333	5,768	7,101	(1,117)	5,984	—	05/22/2006
Buena Vista Marketplace	1,958	7,832	1,142	1,956	8,976	10,932	(3,054)	7,878	—	04/02/2001
Bull City Market	930	6,651	355	930	7,006	7,936	(1,504)	6,432	(3,624)	06/10/2005
Camelback Village Square	—	8,720	1,045	—	9,765	9,765	(4,729)	5,036	—	09/30/1994
Camp Creek Marketplace II	6,169	32,036	1,303	4,697	34,811	39,508	(6,669)	32,839	(20,413)	08/22/2006

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Capital Square	$1,852	$7,406	$1,410	$1,852	$8,816	$10,668	$(3,217)	$7,451	$—	04/04/2002
Centerwood Plaza	915	3,659	2,216	914	5,876	6,790	(1,821)	4,969	—	04/02/2001
Charleston Commons Shopping Center	23,230	36,877	1,655	23,210	38,552	61,762	(7,256)	54,506	—	12/20/2006
Cherry Creek Retail Center	5,416	14,624	—	5,416	14,624	20,040	(1,649)	18,391	—	06/16/2011
Chino Hills Marketplace	7,218	28,872	11,010	7,234	39,866	47,100	(14,833)	32,267	—	08/20/2002
Citadel Building	3,236	6,168	8,075	534	16,945	17,479	(14,270)	3,209	—	12/30/1975
College Park Shopping Center	2,201	8,845	6,354	2,641	14,759	17,400	(8,865)	8,535	(11,004)	11/16/1998
Colonial Landing	—	16,390	15,425	—	31,815	31,815	(9,992)	21,823	(17,703)	09/30/2008
Colonial Plaza	10,806	43,234	13,092	10,813	56,319	67,132	(19,872)	47,260	—	02/21/2001
Commons at Dexter Lake I	2,923	12,007	1,282	2,923	13,289	16,212	(4,160)	12,052	—	11/13/2008
Commons at Dexter Lake II	2,023	6,940	92	2,023	7,032	9,055	(1,509)	7,546	—	11/13/2008
Countryside Centre	15,523	29,818	8,727	15,559	38,509	54,068	(6,252)	47,816	—	07/06/2007
Creekside Center	1,732	6,929	1,970	1,730	8,901	10,631	(3,212)	7,419	(7,834)	04/02/2001
Crossroads Shopping Center	—	2,083	1,491	—	3,574	3,574	(3,426)	148	—	05/11/1972
Cullen Plaza Shopping Center	106	2,841	617	106	3,458	3,564	(2,737)	827	(6,085)	03/20/2008
Cypress Pointe	3,468	8,700	1,054	3,468	9,754	13,222	(5,470)	7,752	—	04/04/2002
Cypress Station Square	3,736	8,374	1,656	2,389	11,377	13,766	(9,100)	4,666	—	12/06/1972
Dacula Market	1,353	104	2,437	1,393	2,501	3,894	(194)	3,700	—	05/12/2011
Dallas Commons Shopping Center	1,582	4,969	94	1,582	5,063	6,645	(955)	5,690	—	09/14/2006
Danville Plaza Shopping Center	—	3,360	2,070	—	5,430	5,430	(4,944)	486	—	09/30/1960
DDS Office Building	959	3,141	—	959	3,141	4,100	(36)	4,064	—	10/07/2013
Desert Village Shopping Center	3,362	14,969	1,003	3,362	15,972	19,334	(1,332)	18,002	—	10/28/2010
Discovery Plaza	2,193	8,772	1,077	2,191	9,851	12,042	(3,133)	8,909	—	04/02/2001
Eastdale Shopping Center	1,423	5,809	1,943	1,417	7,758	9,175	(3,767)	5,408	—	12/31/1997
Eastern Horizon	10,282	16	(202)	1,569	8,527	10,096	(4,668)	5,428	—	12/31/2002
Edgewater Marketplace	4,821	11,225	312	4,821	11,537	16,358	(1,005)	15,353	(17,600)	11/19/2010
El Camino Shopping Center	4,431	20,557	4,135	4,429	24,694	29,123	(6,795)	22,328	—	05/21/2004
Embassy Lakes Shopping Center	2,803	11,268	597	2,803	11,865	14,668	(3,400)	11,268	—	12/18/2002
Entrada de Oro Plaza Shopping Center	6,041	10,511	1,633	6,115	12,070	18,185	(2,665)	15,520	—	01/22/2007
Epic Village St. Augustine	283	1,171	4,065	320	5,199	5,519	(1,796)	3,723	—	09/30/2009
Falls Pointe Shopping Center	3,535	14,289	392	3,522	14,694	18,216	(4,211)	14,005	—	12/17/2002
Festival on Jefferson Court	5,041	13,983	2,754	5,022	16,756	21,778	(4,571)	17,207	—	12/22/2004
Fiesta Market Place	137	429	8	137	437	574	(431)	143	(1,549)	03/20/2008
Fiesta Trails	8,825	32,790	2,903	8,825	35,693	44,518	(10,491)	34,027	—	09/30/2003
Flamingo Pines Plaza	10,403	35,014	(15,073)	5,335	25,009	30,344	(5,210)	25,134	—	01/28/2005

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Fountain Plaza	$1,319	$5,276	$1,143	$1,095	$6,643	$7,738	$(3,395)	$4,343	$—	03/10/1994
Francisco Center	1,999	7,997	3,989	2,403	11,582	13,985	(7,498)	6,487	(9,996)	11/16/1998
Freedom Centre	2,929	15,302	5,437	6,944	16,724	23,668	(3,990)	19,678	(1,018)	06/23/2006
Galleria Shopping Center	10,795	10,339	8,487	10,805	18,816	29,621	(3,397)	26,224	(18,638)	12/11/2006
Galveston Place	2,713	5,522	6,074	3,279	11,030	14,309	(8,177)	6,132	—	11/30/1983
Gateway Plaza	4,812	19,249	3,384	4,808	22,637	27,445	(7,391)	20,054	(22,268)	04/02/2001
Gateway Station	1,622	3	9,325	1,921	9,029	10,950	(2,493)	8,457	—	09/30/2009
Glenbrook Square Shopping Center	632	3,576	612	632	4,188	4,820	(2,096)	2,724	(5,138)	03/20/2008
Grayson Commons	3,180	9,023	217	3,163	9,257	12,420	(2,165)	10,255	(5,840)	11/09/2004
Greenhouse Marketplace	4,607	22,771	3,423	4,750	26,051	30,801	(6,779)	24,022	—	01/28/2004
Griggs Road Shopping Center	257	2,303	140	257	2,443	2,700	(2,257)	443	(3,947)	03/20/2008
Hallmark Town Center	1,368	5,472	1,048	1,367	6,521	7,888	(2,444)	5,444	—	04/02/2001
Harrisburg Plaza	1,278	3,924	866	1,278	4,790	6,068	(4,006)	2,062	(10,587)	03/20/2008
Harrison Pointe Center	8,230	13,493	487	7,193	15,017	22,210	(4,194)	18,016	—	01/30/2004
HEB - Dairy Ashford & Memorial	1,717	4,234	—	1,717	4,234	5,951	(345)	5,606	—	03/06/2012
Heights Plaza Shopping Center	58	699	2,449	928	2,278	3,206	(1,304)	1,902	—	06/30/1995
High House Crossing	2,576	10,305	461	2,576	10,766	13,342	(3,373)	9,969	—	04/04/2002
Highland Square	—	—	1,887	—	1,887	1,887	(426)	1,461	—	10/06/1959
Hope Valley Commons	2,439	8,487	352	2,439	8,839	11,278	(797)	10,481	—	08/31/2010
Humblewood Shopping Center	2,215	4,724	3,150	1,166	8,923	10,089	(8,223)	1,866	(12,879)	03/09/1977
I45/Telephone Rd.	678	11,182	768	678	11,950	12,628	(5,600)	7,028	(12,966)	03/20/2008
Independence Plaza I	12,795	23,063	—	12,795	23,063	35,858	(608)	35,250	(18,973)	06/11/2013
Independence Plaza II	6,555	8,564	—	6,555	8,564	15,119	(233)	14,886	—	06/11/2013
Jess Ranch Marketplace	8,750	25,560	—	8,750	25,560	34,310	—	34,310	—	12/23/2013
Jess Ranch Marketplace Phase III	8,431	21,470	—	8,431	21,470	29,901	—	29,901	—	12/23/2013
Lake Pointe Market	1,404	—	4,507	1,960	3,951	5,911	(2,279)	3,632	—	12/31/2004
Lakeside Marketplace	6,064	22,989	3,198	6,150	26,101	32,251	(5,736)	26,515	(16,872)	08/22/2006
Largo Mall	10,817	40,906	3,683	10,810	44,596	55,406	(11,449)	43,957	—	03/01/2004
Laveen Village Marketplace	1,190	—	5,036	1,006	5,220	6,226	(2,679)	3,547	—	08/15/2003
Lawndale Shopping Center	82	927	867	82	1,794	1,876	(1,232)	644	(3,695)	03/20/2008
League City Plaza	1,918	7,592	903	1,918	8,495	10,413	(4,417)	5,996	(10,249)	03/20/2008
Leesville Towne Centre	7,183	17,162	1,223	7,223	18,345	25,568	(4,705)	20,863	—	01/30/2004
Little York Plaza Shopping Center	342	5,170	1,908	342	7,078	7,420	(5,522)	1,898	(4,468)	03/20/2008
Lyons Avenue Shopping Center	249	1,183	82	249	1,265	1,514	(1,055)	459	(2,687)	03/20/2008
Madera Village Shopping Center	3,788	13,507	1,159	3,816	14,638	18,454	(2,965)	15,489	(8,907)	03/13/2007

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Manhattan Plaza	$4,645	$—	$18,386	$4,009	$19,022	$23,031	$(9,694)	$13,337	$—	12/31/2004
Market at Town Center - Sugarland	8,600	26,627	23,821	8,600	50,448	59,048	(20,705)	38,343	—	12/23/1996
Market at Westchase Shopping Center	1,199	5,821	2,512	1,415	8,117	9,532	(5,563)	3,969	—	02/15/1991
Marketplace at Seminole Outparcel	1,000	—	46	1,046	—	1,046	—	1,046	—	08/21/2006
Marketplace at Seminole Towne	15,067	53,743	6,288	21,665	53,433	75,098	(10,056)	65,042	(39,646)	08/21/2006
Markham Square Shopping Center	1,236	3,075	5,169	1,139	8,341	9,480	(5,384)	4,096	—	06/18/1974
Markham West Shopping Center	2,694	10,777	3,957	2,696	14,732	17,428	(7,003)	10,425	—	09/18/1998
Marshall's Plaza	1,802	12,315	653	1,804	12,966	14,770	(3,011)	11,759	—	06/01/2005
Mendenhall Commons	2,655	9,165	518	2,655	9,683	12,338	(2,079)	10,259	—	11/13/2008
Menifee Town Center	1,827	7,307	4,919	1,824	12,229	14,053	(3,881)	10,172	—	04/02/2001
Millpond Center	3,155	9,706	1,555	3,161	11,255	14,416	(2,968)	11,448	—	07/28/2005
Mohave Crossroads	3,953	63	35,877	3,128	36,765	39,893	(13,343)	26,550	—	12/31/2009
Monte Vista Village Center	1,485	58	5,466	755	6,254	7,009	(3,677)	3,332	—	12/31/2004
Moore Plaza	6,445	26,140	10,698	6,487	36,796	43,283	(16,302)	26,981	—	03/20/1998
Mueller Regional Retail Center	10,382	56,303	78	10,382	56,381	66,763	(631)	66,132	(34,300)	10/03/2013
North Creek Plaza	6,915	25,625	4,198	6,954	29,784	36,738	(7,593)	29,145	—	08/19/2004
North Towne Plaza	960	3,928	7,272	879	11,281	12,160	(7,373)	4,787	(9,889)	02/15/1990
North Towne Plaza	6,646	99	1,526	1,005	7,266	8,271	(1,204)	7,067	—	04/01/2010
North Triangle Shops	—	431	1,281	990	722	1,712	(511)	1,201	—	01/15/1977
Northbrook Shopping Center	1,629	4,489	3,085	1,713	7,490	9,203	(6,889)	2,314	(9,207)	11/06/1967
Northwoods Shopping Center	1,768	7,071	413	1,772	7,480	9,252	(2,271)	6,981	—	04/04/2002
Oak Forest Shopping Center	760	2,726	5,039	748	7,777	8,525	(5,518)	3,007	(8,018)	12/30/1976
Oak Grove Market Center	5,758	10,508	885	5,861	11,290	17,151	(1,948)	15,203	(7,358)	06/15/2007
Oracle Crossings	4,614	18,274	28,966	10,582	41,272	51,854	(7,050)	44,804	—	01/22/2007
Oracle Wetmore Shopping Center	24,686	26,878	6,747	13,813	44,498	58,311	(7,606)	50,705	—	01/22/2007
Overton Park Plaza	9,266	37,789	10,807	9,264	48,598	57,862	(12,169)	45,693	—	10/24/2003
Palmer Plaza	765	3,081	2,506	827	5,525	6,352	(3,735)	2,617	—	07/31/1980
Palmilla Center	1,258	—	12,957	2,882	11,333	14,215	(6,335)	7,880	—	12/31/2002
Palms of Carrollwood	3,995	16,390	392	3,995	16,782	20,777	(1,301)	19,476	—	12/23/2010
Paradise Marketplace	2,153	8,612	(2,104)	1,197	7,464	8,661	(3,726)	4,935	—	07/20/1995
Park Plaza Shopping Center	257	7,815	1,077	314	8,835	9,149	(8,416)	733	—	01/24/1975
Parkway Pointe	1,252	5,010	724	1,260	5,726	6,986	(2,089)	4,897	—	06/29/2001
Parliament Square II	2	10	1,183	3	1,192	1,195	(616)	579	—	06/24/2005
Parliament Square Shopping Center	443	1,959	1,410	443	3,369	3,812	(2,247)	1,565	—	03/18/1992
Perimeter Village	29,701	42,337	1,682	34,404	39,316	73,720	(7,211)	66,509	(26,416)	07/03/2007

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Phillips Crossing	$—	$1	$28,096	$872	$27,225	$28,097	$(7,793)	$20,304	$—	09/30/2009
Phillips Landing	1,521	1,625	11,314	1,819	12,641	14,460	(4,047)	10,413	—	09/30/2009
Phoenix Office Building	1,696	3,255	1,071	1,773	4,249	6,022	(1,078)	4,944	—	01/31/2007
Pike Center	—	40,537	288	—	40,825	40,825	(2,512)	38,313	—	08/14/2012
Plantation Centre	3,463	14,821	1,826	3,471	16,639	20,110	(3,952)	16,158	(350)	08/19/2004
Promenade 23	16,028	2,271	11	16,028	2,282	18,310	(277)	18,033	—	03/25/2011
Prospector's Plaza	3,746	14,985	2,323	3,716	17,338	21,054	(5,295)	15,759	—	04/02/2001
Publix at Laguna Isles	2,913	9,554	266	2,914	9,819	12,733	(2,565)	10,168	—	10/31/2003
Pueblo Anozira Shopping Center	2,750	11,000	5,033	2,768	16,015	18,783	(8,191)	10,592	(11,180)	06/16/1994
Rainbow Plaza	6,059	24,234	2,785	6,081	26,997	33,078	(11,051)	22,027	—	10/22/1997
Rainbow Plaza I	3,883	15,540	721	3,896	16,248	20,144	(5,501)	14,643	—	12/28/2000
Raintree Ranch Center	11,442	595	17,488	10,983	18,542	29,525	(7,316)	22,209	—	03/31/2008
Rancho Encanto	957	3,829	3,799	839	7,746	8,585	(4,330)	4,255	—	04/28/1997
Rancho San Marcos Village	3,533	14,138	5,102	3,887	18,886	22,773	(5,505)	17,268	—	02/26/2003
Rancho Towne & Country	1,161	4,647	704	1,166	5,346	6,512	(2,526)	3,986	—	10/16/1995
Randalls Center/Kings Crossing	3,570	8,147	310	3,570	8,457	12,027	(5,002)	7,025	—	11/13/2008
Red Mountain Gateway	2,166	89	9,588	2,737	9,106	11,843	(4,417)	7,426	—	12/31/2003
Regency Centre	3,791	15,390	1,317	2,180	18,318	20,498	(3,941)	16,557	—	07/28/2006
Regency Panera Tract	1,825	3,126	73	1,400	3,624	5,024	(672)	4,352	—	07/28/2006
Reynolds Crossing	4,276	9,186	117	4,276	9,303	13,579	(1,774)	11,805	—	09/14/2006
Richmond Square	1,993	953	13,571	14,512	2,005	16,517	(1,198)	15,319	—	12/31/1996
Ridgeway Trace	26,629	544	20,369	15,573	31,969	47,542	(6,066)	41,476	—	11/09/2006
River Oaks Shopping Center	1,354	1,946	431	1,363	2,368	3,731	(2,011)	1,720	—	12/04/1992
River Oaks Shopping Center	3,534	17,741	35,967	4,207	53,035	57,242	(21,419)	35,823	—	12/04/1992
River Point at Sheridan	28,898	4,042	(243)	9,358	23,339	32,697	(3,576)	29,121	(6,720)	04/01/2010
Rose-Rich Shopping Center	502	2,738	3,028	486	5,782	6,268	(5,406)	862	—	03/01/1982
Roswell Corners	6,136	21,447	687	5,981	22,289	28,270	(5,896)	22,374	(7,437)	06/24/2004
Roswell Crossing Shopping Center	7,625	18,573	250	7,625	18,823	26,448	(1,234)	25,214	(12,640)	07/18/2012
San Marcos Plaza	1,360	5,439	434	1,358	5,875	7,233	(1,956)	5,277	—	04/02/2001
Scottsdale Horizon	—	3,241	284	1	3,524	3,525	(670)	2,855	—	01/22/2007
Sea Ranch Centre	11,977	4,219	555	11,977	4,774	16,751	(173)	16,578	—	03/06/2013
Shasta Crossroads	2,844	11,377	1,004	2,842	12,383	15,225	(4,119)	11,106	—	04/02/2001
Shoppes at Bears Path	3,252	5,503	1,178	3,290	6,643	9,933	(1,474)	8,459	—	03/13/2007
Shoppes at Memorial Villages	1,417	4,786	7,556	3,332	10,427	13,759	(6,554)	7,205	—	01/11/2012
Shoppes of South Semoran	4,283	9,785	(1,630)	4,745	7,693	12,438	(1,507)	10,931	(9,039)	08/31/2007

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Shops at Kirby Drive	$1,201	$945	$276	$1,202	$1,220	$2,422	$(309)	$2,113	$—	05/27/2008
Shops at Three Corners	6,215	9,303	5,531	6,224	14,825	21,049	(9,352)	11,697	—	12/31/1989
Silver Creek Plaza	3,231	12,924	3,141	3,228	16,068	19,296	(5,827)	13,469	(15,283)	04/02/2001
Six Forks Shopping Center	6,678	26,759	5,616	6,728	32,325	39,053	(10,193)	28,860	—	04/04/2002
South Fulton Crossing	14,373	154	(11,434)	2,669	424	3,093	(2)	3,091	—	01/10/2007
South Semoran - Pad	1,056	—	(129)	927	—	927	—	927	—	09/06/2007
Southampton Center	4,337	17,349	2,699	4,333	20,052	24,385	(6,828)	17,557	(19,986)	04/02/2001
Southgate Shopping Center	571	3,402	5,896	1,152	8,717	9,869	(7,228)	2,641	—	03/26/1958
Southgate Shopping Center	232	8,389	476	232	8,865	9,097	(5,615)	3,482	(6,914)	03/20/2008
Spring Plaza Shopping Center	863	2,288	579	863	2,867	3,730	(2,378)	1,352	—	03/20/2008
Squaw Peak Plaza	816	3,266	3,138	818	6,402	7,220	(2,431)	4,789	—	12/20/1994
Stella Link Shopping Center	227	423	1,529	294	1,885	2,179	(1,653)	526	—	07/10/1970
Stella Link Shopping Center	2,602	1,418	(1,307)	2,602	111	2,713	(16)	2,697	—	08/21/2007
Stonehenge Market	4,740	19,001	2,207	4,740	21,208	25,948	(6,732)	19,216	(4,944)	04/04/2002
Stony Point Plaza	3,489	13,957	11,185	3,453	25,178	28,631	(6,288)	22,343	(11,567)	04/02/2001
Summerhill Plaza	1,945	7,781	2,480	1,943	10,263	12,206	(4,069)	8,137	—	04/02/2001
Sunset 19 Shopping Center	5,519	22,076	1,393	5,547	23,441	28,988	(7,316)	21,672	—	10/29/2001
Surf City Crossing	3,220	52	5,028	2,655	5,645	8,300	(1,071)	7,229	—	12/06/2006
Tates Creek Centre	4,802	25,366	1,405	5,766	25,807	31,573	(6,527)	25,046	—	03/01/2004
Taylorsville Town Center	2,179	9,718	724	2,180	10,441	12,621	(2,946)	9,675	—	12/19/2003
The Centre at Post Oak	13,731	115	23,758	17,874	19,730	37,604	(10,677)	26,927	—	12/31/1996
The Shoppes at Parkwood Ranch	4,369	52	10,015	2,347	12,089	14,436	(4,064)	10,372	—	12/31/2009
The Village Arcade	—	6,657	791	—	7,448	7,448	(4,997)	2,451	—	12/31/1992
Thompson Bridge Commons	604	—	625	513	716	1,229	(58)	1,171	—	04/26/2005
Thousand Oaks Shopping Center	2,973	13,142	298	2,973	13,440	16,413	(3,936)	12,477	(13,893)	03/20/2008
TJ Maxx Plaza	3,400	19,283	1,671	3,430	20,924	24,354	(5,568)	18,786	—	03/01/2004
Town & Country Shopping Center	—	3,891	4,913	—	8,804	8,804	(5,701)	3,103	—	01/31/1989
Town and Country - Hammond, LA	1,030	7,404	1,820	1,104	9,150	10,254	(5,113)	5,141	—	12/30/1997
Tropicana Beltway Center	13,947	42,186	404	13,949	42,588	56,537	(11,488)	45,049	(32,135)	11/20/2007
Tropicana Marketplace	2,118	8,477	(1,880)	1,266	7,449	8,715	(3,699)	5,016	—	07/24/1995
Tyler Shopping Center	5	21	4,022	300	3,748	4,048	(2,313)	1,735	—	12/31/2002
University Place	10,733	20,791	693	10,733	21,484	32,217	(1,620)	30,597	(30,780)	08/07/2012
Valley Plaza	1,414	5,818	4,779	1,422	10,589	12,011	(4,789)	7,222	—	12/31/1997
Valley Shopping Center	4,293	13,736	776	8,170	10,635	18,805	(2,282)	16,523	—	04/07/2006
Valley View Shopping Center	1,006	3,980	2,506	1,006	6,486	7,492	(3,298)	4,194	—	11/20/1996

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Village Arcade - Phase II	$—	$787	$280	$—	$1,067	$1,067	$(736)	$331	$—	12/31/1992
Village Arcade II Phase III	—	16	15,870	—	15,886	15,886	(9,190)	6,696	—	12/31/1996
Vizcaya Square Shopping Center	3,044	12,226	1,239	3,044	13,465	16,509	(3,653)	12,856	—	12/18/2002
Waterford Village	5,830	—	7,925	2,893	10,862	13,755	(3,616)	10,139	—	06/11/2004
West Jordan Town Center	4,306	17,776	1,753	4,308	19,527	23,835	(5,114)	18,721	—	12/19/2003
Westchase Shopping Center	3,085	7,920	6,492	3,189	14,308	17,497	(12,214)	5,283	(3,596)	08/29/1978
Westgate Shopping Center	245	1,425	589	239	2,020	2,259	(1,729)	530	—	07/02/1965
Westhill Village Shopping Center	408	3,002	4,744	437	7,717	8,154	(5,243)	2,911	—	05/01/1958
Westland Fair	27,562	10,506	(9,288)	12,220	16,560	28,780	(7,645)	21,135	—	12/29/2000
Westminster Center	11,215	44,871	7,425	11,204	52,307	63,511	(17,721)	45,790	(43,169)	04/02/2001
Westminster Plaza	1,759	7,036	488	1,759	7,524	9,283	(2,286)	6,997	(6,172)	06/21/2002
Westwood Center	10,497	36	7,198	5,188	12,543	17,731	(3,056)	14,675	—	01/26/2007
Westwood Village Shopping Center	—	6,968	3,227	—	10,195	10,195	(8,177)	2,018	—	08/25/1978
Whitehall Commons	2,529	6,901	449	2,522	7,357	9,879	(1,670)	8,209	(3,893)	10/06/2005
Whole Foods @ Carrollwood	2,772	126	4,634	2,854	4,678	7,532	(236)	7,296	—	09/30/2011
Winter Park Corners	2,159	8,636	1,282	2,159	9,918	12,077	(3,146)	8,931	—	09/06/2001
	910,027	2,374,610	771,210	853,301	3,202,546	4,055,847	(1,025,810)	3,030,037	(682,839)
New Development:
Hilltop Village Center	3,196	7,234	29,681	3,995	36,116	40,111	—	40,111	—	11/17/2011
Tomball Marketplace	9,616	262	22,171	8,132	23,917	32,049	(4,675)	27,374	—	04/12/2006
	12,812	7,496	51,852	12,127	60,033	72,160	(4,675)	67,485	—
Miscellaneous (not to exceed 5% of total)	144,196	2,668	14,405	110,178	51,091	161,269	(27,555)	133,714	—
Total of Portfolio	$1,067,035	$2,384,774	$837,467	$975,606	$3,313,670	$4,289,276	$(1,058,040)	$3,231,236	$(682,839)
___________________

(1)	The tax basis of our net fixed asset exceeds the book value by approximately $88.0 million at December 31, 2013.

(2)
Encumbrances do not include $27.4 million outstanding under fixed-rate mortgage debt associated with three properties each held in a tenancy-in-common arrangement, $11.1 million outstanding associated under fixed-rate mortgage debt associated with properties classified as held for sale and $6.5 million of non-cash debt related items.

Depreciation is computed using the straight-line method, generally over estimated useful lives of 18-40 years for buildings and 10-20 years for parking lot surfacing and equipment. Tenant and leasehold improvements are depreciated over the remaining life of the lease or the useful life whichever is shorter.

Schedule III

The changes in total cost of the properties were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$4,399,850	$4,688,526	$4,777,794
Additions at cost	279,624	310,454	180,956
Retirements or sales	(232,823)	(608,466)	(123,252)
Property held for sale	(155,017)	—	(94,761)
Property transferred from held for sale	—	18,090	—
Impairment loss	(2,358)	(8,754)	(52,211)
Balance at end of year	$4,289,276	$4,399,850	$4,688,526
The changes in accumulated depreciation were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$1,040,839	$1,059,531	$971,249
Additions at cost	130,698	130,965	133,220
Retirements or sales	(81,094)	(157,723)	(23,418)
Property held for sale	(32,403)	—	(21,520)
Property transferred from held for sale	—	8,066	—
Balance at end of year	$1,058,040	$1,040,839	$1,059,531

Schedule IV
WEINGARTEN REALTY INVESTORS
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2013
(Amounts in thousands)

	State	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgages	Carrying Amount of Mortgages (1)
Shopping Centers:
First Mortgages:
College Park Realty Company	NV	7.00%	10/31/2053	At Maturity	$3,410	$3,410
American National Insurance Company	TX	5.95%	04/01/2014	$136 Annual P&I	1,351	1,351
Construction Loans:
Weingarten I-4 Clermont Landing, LLC	FL	2.92%	06/30/2014	$779 Annual P&I	10,677	10,677
Total Mortgage Loans on Real Estate					$15,438	$15,438
___________________

(1)	The aggregate cost at December 31, 2013 for federal income tax purposes is $15.4 million, and there are no prior liens to be disclosed.
Changes in mortgage loans are summarized below (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance, Beginning of Year	$91,662	$159,916	$192,092
Additions to Existing Loans (1)	699	734	4,161
Collections/Reductions of Principal	(22,085)	(68,988)	(14,464)
Reduction of Principal due to Business Combinations (2)	(54,838)	—	(21,873)
Balance, End of Year	$15,438	$91,662	$159,916
___________________

(1)	The caption above, “Additions to Existing Loans” also includes accrued interest.

(2)	This caption relates to acquired unconsolidated real estate joint-venture interests during the respective periods.