Form 10-Q
period 2014-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2014-05-08
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ☐    NO ☒
As of April 30, 2014, there were 122,164,430 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rentals, net	$124,633	$115,227
Other	2,959	2,600
Total	127,592	117,827
Expenses:
Depreciation and amortization	40,624	36,178
Operating	24,615	23,034
Real estate taxes, net	14,649	13,603
Impairment loss	—	56
General and administrative	5,913	6,664
Total	85,801	79,535
Operating Income	41,791	38,292
Interest Expense, net	(24,580)	(15,439)
Interest and Other Income, net	1,994	1,826
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests	—	11,509
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	4,402	4,613
(Provision) Benefit for Income Taxes	(480)	177
Income from Continuing Operations	23,127	40,978
Operating Income from Discontinued Operations	279	3,697
Gain on Sale of Property from Discontinued Operations	41,212	—
Income from Discontinued Operations	41,491	3,697
Gain on Sale of Property	163	142
Net Income	64,781	44,817
Less: Net Income Attributable to Noncontrolling Interests	(1,478)	(1,467)
Net Income Adjusted for Noncontrolling Interests	63,303	43,350
Dividends on Preferred Shares	(2,710)	(7,440)
Redemption Costs of Preferred Shares	—	(2,242)
Net Income Attributable to Common Shareholders	$60,593	$33,668
Earnings Per Common Share - Basic:
Income from continuing operations attributable to common shareholders	$0.16	$0.25
Income from discontinued operations	0.34	0.03
Net income attributable to common shareholders	$0.50	$0.28
Earnings Per Common Share - Diluted:
Income from continuing operations attributable to common shareholders	$0.15	$0.25
Income from discontinued operations	0.34	0.03
Net income attributable to common shareholders	$0.49	$0.28

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (In thousands)

	Three Months Ended March 31,
	2014	2013
Net Income	$64,781	$44,817
Other Comprehensive Income (Loss):
Net unrealized gain on investments, net of taxes	57	—
Realized gain on investments	(38)	—
Net unrealized gain (loss) on derivatives	37	(2,107)
Amortization of loss on derivatives	473	656
Retirement liability adjustment	52	365
Total	581	(1,086)
Comprehensive Income	65,362	43,731
Comprehensive Income Attributable to Noncontrolling Interests	(1,478)	(1,467)
Comprehensive Income Adjusted for Noncontrolling Interests	$63,884	$42,264
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Property	$4,229,249	$4,289,276
Accumulated Depreciation	(1,068,733)	(1,058,040)
Property Held for Sale, net	1,536	122,614
Property, net *	3,162,052	3,353,850
Investment in Real Estate Joint Ventures and Partnerships, net	264,605	266,158
Total	3,426,657	3,620,008
Notes Receivable from Real Estate Joint Ventures and Partnerships	12,834	13,330
Unamortized Debt and Lease Costs, net	147,191	164,828
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $9,216 in 2014 and $9,386 in 2013) *	73,656	82,351
Cash and Cash Equivalents *	9,199	91,576
Restricted Deposits and Mortgage Escrows	3,500	4,502
Other, net	196,135	247,334
Total Assets	$3,869,172	$4,223,929
LIABILITIES AND EQUITY
Debt, net *	$2,096,067	$2,299,844
Accounts Payable and Accrued Expenses	82,385	108,535
Other, net	120,789	127,572
Total Liabilities	2,299,241	2,535,951
Commitments and Contingencies	—	—
Equity:
Shareholders’ Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 140 shares issued; 60 shares outstanding in 2014 and 2013; liquidation preference $150,000 in 2014 and 2013	2	2
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 122,163 in 2014 and 121,949 in 2013	3,690	3,683
Additional Paid-In Capital	1,695,835	1,679,229
Net Income Less Than Accumulated Dividends	(279,647)	(300,537)
Accumulated Other Comprehensive Loss	(3,621)	(4,202)
Total Shareholders’ Equity	1,416,259	1,378,175
Noncontrolling Interests	153,672	309,803
Total Equity	1,569,931	1,687,978
Total Liabilities and Equity	$3,869,172	$4,223,929
* Consolidated variable interest entities' assets held as collateral and debt included in the above balances (see Note 16):
Property, net	$49,101	$70,734
Accrued Rent and Accounts Receivable, net	2,447	2,855
Cash and Cash Equivalents	5,026	6,548
Debt, net	98,557	109,923
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net Income	$64,781	$44,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,884	39,731
Amortization of debt deferred costs and intangibles, net	243	(9,300)
Impairment loss	—	292
Equity in earnings of real estate joint ventures and partnerships, net	(4,402)	(4,613)
Gain on sale and acquisition of real estate joint venture and partnership interests	—	(11,509)
Gain on sale of property	(41,375)	(142)
Distributions of income from real estate joint ventures and partnerships, net	261	976
Changes in accrued rent and accounts receivable, net	5,013	8,256
Changes in other assets, net	(885)	(3,234)
Changes in accounts payable, accrued expenses and other liabilities, net	(23,476)	(30,232)
Other, net	302	2,599
Net cash provided by operating activities	41,346	37,641
Cash Flows from Investing Activities:
Acquisition of real estate and land	—	(18,880)
Development and capital improvements	(14,494)	(14,101)
Proceeds from sale of property and real estate equity investments, net	46,177	3,914
Change in restricted deposits and mortgage escrows	1,002	561
Notes receivable from real estate joint ventures and partnerships and other receivables - Collections	3,840	3,937
Real estate joint ventures and partnerships - Investments	(752)	(240)
Real estate joint ventures and partnerships - Distribution of capital	5,539	14,393
Proceeds from investments	50,038	—
Other, net	(10,713)	—
Net cash provided by (used in) investing activities	80,637	(10,416)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	—	298,584
Principal payments of debt	(319,812)	(101,643)
Changes in unsecured credit facilities	159,900	(66,000)
Proceeds from issuance of common shares of beneficial interest, net	229	1,887
Repurchase of preferred shares of beneficial interest	—	(75,000)
Common and preferred dividends paid	(42,141)	(44,122)
Debt issuance costs paid	(204)	(2,100)
Distributions to noncontrolling interests	(2,351)	(3,858)
Other, net	19	223
Net cash (used in) provided by financing activities	(204,360)	7,971
Net (decrease) increase in cash and cash equivalents	(82,377)	35,196
Cash and cash equivalents at January 1	91,576	19,604
Cash and cash equivalents at March 31	$9,199	$54,800
Interest paid during the period (net of amount capitalized of $660 and $569, respectively)	$26,616	$35,794
Income taxes paid during the period	$—	$—

See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2013	$7	$3,663	$1,934,183	$(335,980)	$(24,743)	$163,025	$1,740,155
Net income				43,350		1,467	44,817
Redemption of preferred shares	(3)		(72,755)	(2,242)			(75,000)
Shares issued under benefit plans		8	6,400				6,408
Dividends declared – common shares (1)				(37,127)			(37,127)
Dividends declared – preferred shares (2)				(6,995)			(6,995)
Distributions to noncontrolling interests						(3,858)	(3,858)
Other comprehensive loss					(1,086)		(1,086)
Other, net			387	(445)		484	426
Balance, March 31, 2013	$4	$3,671	$1,868,215	$(339,439)	$(25,829)	$161,118	$1,667,740
Balance, January 1, 2014	$2	$3,683	$1,679,229	$(300,537)	$(4,202)	$309,803	$1,687,978
Net income				63,303		1,478	64,781
Shares issued under benefit plans		7	5,623				5,630
Dividends declared – common shares (1)				(39,703)			(39,703)
Dividends declared – preferred shares (2)				(2,438)			(2,438)
Distributions to noncontrolling interests						(2,351)	(2,351)
Acquisition of noncontrolling interests			10,932			(10,932)	—
Disposition of noncontrolling interests						(144,326)	(144,326)
Other comprehensive income					581		581
Other, net			51	(272)			(221)
Balance, March 31, 2014	$2	$3,690	$1,695,835	$(279,647)	$(3,621)	$153,672	$1,569,931
_______________

(1)	Common dividend per share was $.325 and $.305 for the three months ended March 31, 2014 and 2013, respectively.

(2)
Series D preferred dividend per share was $13.08 for the three months ended March 31, 2013. Series F preferred dividend per share was $40.63 for both the three months ended March 31, 2014 and 2013, respectively.

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
We operate a portfolio of neighborhood and community shopping centers, totaling approximately 48.4 million square feet of gross leaseable area, that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 3.7% of total rental revenues during the first three months of 2014. Total revenues less operating expenses and real estate taxes from continuing operations ("net operating income from continuing operations") generated by our properties located in Houston and its surrounding areas was 19.6% of total net operating income from continuing operations for the three months ended March 31, 2014, and an additional 9.6% of net operating income from continuing operations is generated from properties that are located in other parts of Texas.
Basis of Presentation
Our consolidated financial statements include the accounts of our subsidiaries, certain partially owned real estate joint ventures or partnerships and variable interest entities (“VIEs”) which meet the guidelines for consolidation. All intercompany balances and transactions have been eliminated.
The condensed consolidated financial statements included in this report are unaudited; however, amounts presented in the condensed consolidated balance sheet as of December 31, 2013 are derived from our audited financial statements at that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.
The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and certain information included in our annual financial statements and notes thereto has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Our restricted deposits and mortgage escrows consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Restricted cash	$982	$869
Mortgage escrows	2,518	3,633
Total	$3,500	$4,502

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

	Gain on Investments		Gain on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2013	$(340)		$(1,233)		$5,775		$4,202
Change excluding amounts reclassified from accumulated other comprehensive loss	(57)		(37)		—		(94)
Amounts reclassified from accumulated other comprehensive loss	38	(1)	(473)	(2)	(52)	(3)	(487)
Net other comprehensive income	(19)		(510)		(52)		(581)
Balance, March 31, 2014	$(359)		$(1,743)		$5,723		$3,621
	Gain on Investments		Loss on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2012			$7,489		$17,254		$24,743
Change excluding amounts reclassified from accumulated other comprehensive loss			2,107		—		2,107
Amounts reclassified from accumulated other comprehensive loss			(656)	(2)	(365)	(3)	(1,021)
Net other comprehensive loss (income)			1,451		(365)		1,086
Balance, March 31, 2013	$—		$8,940		$16,889		$25,829
_______________

(1)	This reclassification component is included in interest and other income.

(2)	This reclassification component is included in interest expense (see Note 7 for additional information).

(3)	This reclassification component is included in the computation of net periodic benefit cost (see Note 13 for additional information).
Reclassifications
The reclassification of prior years’ operating results for certain properties classified as discontinued operations was made to conform to the current year presentation (see Notes 9 and 11 for additional information). These items had no impact on previously reported net income, the consolidated balance sheet or cash flows.

Note 2. Newly Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")No. 2013-04, "Obligations Resulting From Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date." This ASU requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date, as the sum of (1) the amount the reporting entity has agreed to pay in accordance to the arrangement and (2) any additional amounts the reporting entity expects to pay on behalf of its co-obligors. Additional disclosures on the nature and amounts of the obligation will also be required. The provisions of ASU No. 2013-04 were effective for us on January 1, 2014, and were required to be applied retrospectively. The ASU did not materially impact our consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU amends current GAAP to require entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for net operating loss or other tax credit carryforwards when settlement is available under the tax law. The provisions of ASU 2013-11 were effective for us on January 1, 2014, and were required to be applied to all unrecognized tax benefits in existence. The adoption of this ASU did not materially impact our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU amends the criteria for reporting discontinued operations while enhancing disclosures in this area. The provisions of ASU No. 2014-08 are effective for us prospectively on January 1, 2015; however, early adoption is permitted. We anticipate adopting this update early, which will have a material impact on items meeting the new criteria of discontinued operations. Upon adoption this will result in a material change to our line items within the consolidated statements of operations, although we do not expect the adoption of this ASU to have an impact on our consolidated net income or consolidated cash flows. Items meeting the new criteria will require expanded disclosures in our consolidated financial statements.
Note 3. Property
Our property consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Land	$833,714	$854,409
Land held for development	115,714	116,935
Land under development	4,107	4,262
Buildings and improvements	3,204,721	3,238,817
Construction in-progress	70,993	74,853
Total	$4,229,249	$4,289,276
During the three months ended March 31, 2014, we sold three centers and other property. Aggregate gross sales proceeds from these transactions approximated $78.7 million and generated gains of approximately $18.3 million.
We classified one property as held for sale as of March 31, 2014, totaling $3.8 million before accumulated depreciation, and eight properties were classified as held for sale as of December 31, 2013, totaling $155.0 million before accumulated depreciation. See Note 9 for additional information.

Note 4. Investment in Real Estate Joint Ventures and Partnerships
We own interests in real estate joint ventures or limited partnerships and have tenancy-in-common interests in which we exercise significant influence, but do not have financial and operating control. We account for these investments using the equity method, and our interests range from 20% to 75% for the 2014 and 2013 periods presented. Combined condensed financial information of these ventures (at 100%) is summarized as follows (in thousands):

	March 31, 2014	December 31, 2013
Combined Condensed Balance Sheets
ASSETS
Property	$1,403,593	$1,401,982
Accumulated depreciation	(269,827)	(261,454)
Property, net	1,133,766	1,140,528
Other assets, net	139,814	142,638
Total	$1,273,580	$1,283,166
LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable)	$450,693	$453,390
Amounts payable to Weingarten Realty Investors and Affiliates	29,314	30,214
Other liabilities, net	26,227	29,711
Total	506,234	513,315
Equity	767,346	769,851
Total	$1,273,580	$1,283,166

	Three Months Ended March 31,
	2014	2013
Combined Condensed Statements of Operations
Revenues, net	$37,768	$42,161
Expenses:
Depreciation and amortization	9,917	12,021
Interest, net	5,912	7,545
Operating	6,816	6,154
Real estate taxes, net	4,880	4,583
General and administrative	106	286
Provision for income taxes	67	62
Impairment loss	—	1,815
Total	27,698	32,466
Operating income	$10,070	$9,695

Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $6.0 million and $6.1 million at March 31, 2014 and December 31, 2013, respectively, are generally amortized over the useful lives of the related assets.
Our real estate joint ventures and partnerships have determined from time to time that the carrying amount of certain properties was not recoverable and that the properties should be written down to fair value. There was no impairment charge for the three months ended March 31, 2014. For the three months ended March 31, 2013, our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $1.8 million.
Fees earned by us for the management of these real estate joint ventures and partnerships totaled $1.2 million and $1.4 million for the three months ended March 31, 2014 and 2013, respectively.
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

Note 5. Notes Receivable from Real Estate Joint Ventures and Partnerships
We have ownership interests in a number of real estate joint ventures and partnerships. Notes receivable from these entities bore interest ranging from approximately 2.9% to 5.7% at March 31, 2014 and December 31, 2013, respectively. These notes are due at various dates through 2017 and are generally secured by underlying real estate assets.
We believe these notes are fully collectible, and no allowance has been recorded. Interest income recognized on these notes was $.1 million and $.6 million for the three months ended March 31, 2014 and 2013, respectively.
In December 2013, we acquired our partner’s 50% unconsolidated joint venture interest in a California property, which includes the settlement of $54.8 million of our notes receivable from real estate joint ventures and partnerships.

Note 6. Debt
Our debt consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Debt payable to 2038 at 2.6% to 8.6%	$1,841,427	$2,205,104
Unsecured notes payable under credit facilities	159,900	—
Debt service guaranty liability	73,740	73,740
Obligations under capital leases	21,000	21,000
Total	$2,096,067	$2,299,844

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	March 31, 2014	December 31, 2013
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$1,823,554	$2,136,265
Variable-rate debt	272,513	163,579
Total	$2,096,067	$2,299,844
As to collateralization:
Unsecured debt	$1,416,500	$1,572,057
Secured debt	679,567	727,787
Total	$2,096,067	$2,299,844
We maintain a $500 million unsecured revolving credit facility, which was last amended on April 18, 2013. This facility expires in April 2017, provides for two consecutive six-month extensions upon our request and borrowing rates that float at a margin over LIBOR plus a facility fee. At March 31, 2014, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 115 and 20 basis points, respectively. The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million.
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
The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	March 31, 2014	December 31, 2013
Unsecured revolving credit facility:
Balance outstanding	$158,000	$—
Available balance	338,946	497,821
Letters of credit outstanding under facility	3,054	2,179
Variable interest rate (excluding facility fee)	0.8%	—%
Unsecured and uncommitted overnight facility:
Balance outstanding	$1,900	$—
Variable interest rate	1.5%	—%
Both facilities:
Maximum balance outstanding during the period	$165,900	$265,500
Weighted average balance	121,227	61,642
Year-to-date weighted average interest rate (excluding facility fee)	0.8%	1.0%
Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of both March 31, 2014 and December 31, 2013, we had $73.7 million outstanding for the debt service guaranty liability.

During the first quarter of 2014, $315 million of fixed-rate medium term notes matured and were repaid at a weighted average interest rate of 5.2%. During 2013, $173.6 million of fixed-rate medium term notes matured at a weighted average interest rate of 5.4% and a $100 million 6% secured fixed-rate note payable was repaid prior to maturity.
In October 2013, we issued $250 million of 4.45% senior unsecured notes maturing in 2024. The notes were issued at 99.58% of the principal amount with a yield to maturity of 4.50%. The net proceeds received of $247.3 million were used to reduce all amounts outstanding under our $500 million unsecured revolving credit facility, and the remaining proceeds were invested in short-term instruments, which were used to pay down future debt maturities and for general business purposes.
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
Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At March 31, 2014 and December 31, 2013, the carrying value of such assets aggregated $1.1 billion and $1.2 billion, respectively.
Scheduled principal payments on our debt (excluding $159.9 million due under our credit facilities, $21.0 million of certain capital leases, $4.9 million fair value of interest rate contracts, $(3.3) million net premium/(discount) on debt, $4.9 million of non-cash debt-related items, and $73.7 million debt service guaranty liability) are due during the following years (in thousands):

2014 remaining	$48,650
2015	239,941
2016	249,441
2017	142,032
2018	60,277
2019 (1)	153,907
2020	35,363
2021	2,278
2022	304,815
2023	301,937
Thereafter	296,327
Total	$1,834,968
_______________

(1)	Includes $100 million of our 8.1% senior unsecured notes due 2019 which may be redeemed by us at any time on or after September 2014 at our option.
Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of March 31, 2014.

Note 7. Derivatives and Hedging
The fair value of all our interest rate contracts is reported as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
March 31, 2014	Other Assets, net	$4,871	Other Liabilities, net	$437
December 31, 2013	Other Assets, net	5,282	Other Liabilities, net	476
The gross presentation, the effects of offsetting under master netting agreements and the net presentation of our interest rate contracts is as follows (in thousands):

				Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2014
Assets	$4,871	$—	$4,871	$—	$—	$4,871
Liabilities	437	—	437	—	—	437

December 31, 2013
Assets	5,282	—	5,282	—	—	5,282
Liabilities	476	—	476	—	—	476
Cash Flow Hedges:
As of March 31, 2014 and December 31, 2013, we had three active interest rate contracts designated as cash flow hedges with an aggregate notional amount of $25.7 million and $25.8 million, respectively. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
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
As of March 31, 2014 and December 31, 2013, the net gain balance in accumulated other comprehensive loss relating to cash flow interest rate contracts was $1.7 million and $1.2 million, respectively, and will be reclassified to net interest expense as interest payments are made on our fixed-rate debt. Within the next 12 months, a loss of approximately $1.8 million in accumulated other comprehensive loss is expected to be amortized to net interest expense related to settled interest rate contracts.

A summary of cash flow interest rate contract hedging activity is as follows (in thousands):

Derivatives Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended March 31, 2014	$(37)	Interest expense, net	$(473)	Interest expense, net	$—
Three Months Ended March 31, 2013	2,107	Interest expense, net	(656)	Interest expense, net	—
Fair Value Hedges:
As of March 31, 2014, we had two interest rate contracts, maturing through October 2017, with an aggregate notional amount of $66.4 million that were designated as fair value hedges and convert fixed interest payments at rates of 7.5% to variable interest payments ranging from 4.2% to 4.3%. As of December 31, 2013, we had four interest rate contracts, maturing through October 2017, with an aggregate notional amount of $116.7 million that were designated as fair value hedges and convert fixed interest payments at rates from 4.2% to 7.5% to variable interest payments ranging from .2% to 4.3%. We have determined that our fair value hedges are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in interest rates.
A summary of the impact on net income for our interest rate contracts is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Net Settlements and Accruals on Contracts	Amount of Gain (Loss) Recognized in Income (1)
Three Months Ended March 31, 2014
Interest expense, net	$(409)	$409	$616	$616
Three Months Ended March 31, 2013
Interest expense, net	(987)	987	1,029	1,029
_______________

(1)	No ineffectiveness was recognized during the respective period.
Note 8. Noncontrolling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income adjusted for noncontrolling interests	$63,303	$43,350
Transfers from the noncontrolling interests:
Net increase in equity for the acquisition of noncontrolling interests	10,932	—
Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$74,235	$43,350

Note 9. Discontinued Operations
For the three months ended March 31, 2014, we disposed 11 centers, three in Georgia and two in each of Florida, Louisiana, North Carolina and Texas. As of March 31, 2014, we classified one property as held for sale that consisted of property and accumulated depreciation totaling $3.8 million and $2.3 million, respectively, which is located in Texas.
During 2013, we sold 20 centers, nine in Texas, three in each of Florida and North Carolina, two in New Mexico and one in each of California, Nevada and Tennessee. As of December 31, 2013, we classified as held for sale eight centers that consisted of property and accumulated depreciation totaling $155.0 million and $32.4 million, respectively, with three located in Georgia, two in each of Florida and Texas and one in North Carolina.
Excluding property held for sale at December 31, 2013, our Condensed Consolidated Balance Sheet at December 31, 2013 included $68.6 million of property and $13.2 million of accumulated depreciation related to the three centers that were sold during 2014, as well as one property classified as held for sale at March 31, 2014.
The operating results of these centers have been reclassified and reported as discontinued operations in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues, net	$955	$13,973
Depreciation and amortization	(260)	(3,553)
Operating expenses	(263)	(2,344)
Real estate taxes, net	(120)	(1,603)
Impairment loss	—	(236)
General and administrative	(2)	(3)
Interest, net	(19)	(2,513)
Provision for income taxes	(12)	(24)
Operating income from discontinued operations	279	3,697
Gain on sale of property from discontinued operations	41,212	—
Income from discontinued operations	$41,491	$3,697

Note 10. Supplemental Cash Flow Information
Non-cash investing and financing activities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Accrued property construction costs	$5,751	$5,134
Increase in equity for the acquisition of noncontrolling interests in consolidated real estate joint ventures	10,932	—
Property acquisitions and investments in unconsolidated real estate joint ventures:
Decrease in property, net	—	(1,688)
Increase in security deposits	—	73
Sale of property and property interest:
Decrease in property, net	(126,438)	—
Decrease in real estate joint ventures and partnerships - investments	(17)	—
Decrease in other, net	(34)	—
Decrease in debt, net due to debt assumption	(11,069)	—
Decrease in security deposits	(459)	—
Decrease in noncontrolling interests	(155,258)	—

Note 11. Earnings Per Share
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

	Three Months Ended March 31,
	2014	2013
Numerator:
Continuing Operations:
Income from continuing operations	$23,127	$40,978
Gain on sale of property	163	142
Net income attributable to noncontrolling interests	(1,557)	(1,073)
Dividends on preferred shares	(2,710)	(7,440)
Redemption costs of preferred shares	—	(2,242)
Income from continuing operations attributable to common shareholders – basic and diluted	$19,023	$30,365
Discontinued Operations:
Income from discontinued operations	$41,491	$3,697
Net loss (income) attributable to noncontrolling interests	79	(394)
Income from discontinued operations attributable to common shareholders – basic and diluted	$41,570	$3,303
Denominator:
Weighted average shares outstanding - basic	121,401	121,058
Effect of dilutive securities:
Share options and awards	1,244	1,165
Weighted average shares outstanding - diluted	122,645	122,223
Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Share options (1)	1,924	2,313
Operating partnership units	1,500	1,556
Total anti-dilutive securities	3,424	3,869
_______________

(1)	Exclusion results as exercise prices were greater than the average market price for each respective period.

Note 12. Share Options and Awards
During 2014, we granted restricted share awards incorporating both service-based and market-based measures to promote share ownership among the participants and to emphasize the importance of total shareholder return ("TSR"). The terms of each grant vary depending upon the participant's responsibilities and position within the Company. We categorize these share awards as either service-based share awards or market-based share awards. All awards were valued at the fair market value on the date of grant and earn dividends throughout the vesting period. Compensation expense is measured at the grant date and recognized over the vesting period. Generally, unvested restricted share awards are forfeited upon the termination of the participant’s employment with us.
The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Three Months Ended March 31, 2014
	Minimum	Maximum
Dividend yield	0.0%	4.1%
Expected volatility	14.8%	25.3%
Expected life (in years)	N/A	3
Risk-free interest rate	0.1%	0.8%
A summary of the status of unvested restricted share awards for the three months ended March 31, 2014 is as follows:

	Unvested Restricted Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2014	575,167	$26.54
Granted:
Service-based awards	109,519	30.11
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	49,065	33.88
Market-based awards relative to three-year absolute TSR	49,065	27.63
Vested	(65,101)	16.42
Forfeited	(54)	30.11
Outstanding, March 31, 2014	717,661	$28.58
As of March 31, 2014 and December 31, 2013, there was approximately $4.8 million and $3.9 million, respectively of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 1.7 and 1.4 years, respectively.

Note 13. Employee Benefit Plans
Defined Benefit Plans:
We sponsor a noncontributory qualified retirement plan. The components of net periodic benefit cost for this plan are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Service cost	$252	$426
Interest cost	450	513
Expected return on plan assets	(740)	(814)
Recognized loss	96	425
Total	$58	$550
Subsequent to March 31, 2014 and 2013, we contributed $2.1 million and $1.8 million, respectively, to the qualified retirement plan. Currently, we do not anticipate making any additional contributions to this plan during 2014.
Defined Contribution Plans:
Compensation expense related to our defined contribution plans was $.9 million and $1.0 million for three months ended March 31, 2014 and 2013, respectively.

Note 14. Related Parties
Through our management activities and transactions with our real estate joint ventures and partnerships, we had net accounts receivable of $1.1 million and $1.4 million outstanding as of March 31, 2014 and December 31, 2013, respectively. We also had accounts payable and accrued expenses of $5.4 million and $5.6 million outstanding as of March 31, 2014 and December 31, 2013, respectively. For the three months ended March 31, 2014 and 2013, we recorded joint venture fee income of $1.2 million and $1.4 million, respectively.
In 2014, we completed the dissolution of our consolidated real estate joint venture with Hines Retail REIT (“Hines”), in which we owned a 30% interest. At December 31, 2013, this joint venture held a portfolio of 13 properties located in Texas, Tennessee, Georgia, Florida and North Carolina with $172.9 million in total assets and $11.1 million of debt, net, which was assumed by Hines. This transaction was completed through the distribution of five properties to us, resulting in an increase to our equity of $10.9 million, and eight properties to Hines. The eight properties distributed to Hines were classified as held for sale at December 31, 2013, and we realized a $23.1 million gain in discontinued operations associated with this transaction.
In 2013, we sold our 10% interest in two unconsolidated tenancy-in-common arrangements to our partner for approximately $8.9 million. Also, we received cash, real property and our partner’s interest in two consolidated joint ventures in exchange for our interest in two unconsolidated joint ventures and the payment of a note receivable (see Note 15 for additional information under Litigation). Furthermore, we acquired our partner’s 50% unconsolidated joint venture interest in a California property.

Note 15. Commitments and Contingencies
Commitments and Contingencies
As of March 31, 2014 and December 31, 2013, we participated in three real estate ventures structured as DownREIT partnerships that have properties in Arkansas, California, North Carolina and Texas. As a general partner, we have operating and financial control over these ventures and consolidate them in our consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us in exchange for our common shares or an equivalent amount in cash. We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. No common shares were issued in exchange for any of these interests during the three months ended March 31, 2014 or 2013. The aggregate redemption value of these interests was approximately $45 million and $41 million as of March 31, 2014 and December 31, 2013, respectively.
As of March 31, 2014, we have entered into commitments aggregating $58.6 million comprised principally of construction contracts which are generally due in 12 to 36 months.
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
Litigation
During 2013, we settled a lawsuit we filed in 2011 against our joint venture partner in connection with a development project in Sheridan, Colorado for an alleged failure of our joint venture partner to repay to us an intercompany note payable. Pursuant to the settlement agreement, our $16.1 million note receivable was paid in exchange for cash and real property totaling $19.1 million, receipt of our partner’s interest in two consolidated joint ventures resulting in an increase of approximately $16.2 million in noncontrolling interests and distribution of our interest in two unconsolidated joint ventures with total assets of $23.2 million.
We are also involved in various matters of litigation arising in the normal course of business. While we are unable to predict the amounts involved, our management and counsel are of the opinion that, when such litigation is resolved, any additional liability, if any, will not have a material effect on our consolidated financial statements.

Note 16. Variable Interest Entities
Consolidated VIEs:
At March 31, 2014, one of our real estate joint ventures, whose activities primarily consisted of owning and operating 16 neighborhood/community shopping centers located in Texas, was determined to be VIE. At December 31, 2013, two of our real estate joint ventures, whose activities primarily consisted of owning and operating 28 neighborhood/community shopping centers located in Florida, Georgia, North Carolina, Tennessee and Texas, were determined to be VIEs. Based on financing agreements that are guaranteed solely by us, we have determined that we are the primary beneficiary in each of the foregoing instances and have consolidated these joint ventures.

A summary of our consolidated VIEs is as follows (in thousands):

	March 31, 2014	December 31, 2013
Maximum Risk of Loss (1)	$37,178	$40,471
Assets Held by VIEs	58,654	233,734
Assets Held as Collateral for Debt	56,574	80,137
_______________

(1)	The maximum risk of loss has been determined to be limited to our debt exposure for each real estate joint venture.
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
Unconsolidated VIEs:
At March 31, 2014 and December 31, 2013, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the success of the entity. A summary of our unconsolidated VIE is as follows (in thousands):

	March 31, 2014	December 31, 2013
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$11,538	$11,536
Maximum Risk of Loss (2)	11,404	11,542
_______________

(1)	The carrying amount of the investment represents our contributions to the real estate joint ventures, net of any distributions made and our portion of the equity in earnings of the joint ventures.

(2)	The maximum risk of loss has been determined to be limited to our debt exposure for the real estate joint venture.
We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls and unplanned capital expenditures, under which additional contributions may be required.

Note 17. Fair Value Measurements
Recurring Fair Value Measurements:
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2014
Assets:
Investments, mutual funds held in a grantor trust	$18,383			$18,383
Investments, mutual funds	8,491			8,491
Derivative instruments:
Interest rate contracts		$4,871		4,871
Total	$26,874	$4,871	$—	$31,745
Liabilities:
Derivative instruments:
Interest rate contracts		$437		$437
Deferred compensation plan obligations	$18,383			18,383
Total	$18,383	$437	$—	$18,820
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2013
Assets:
Investments, mutual funds held in a grantor trust	$18,583			$18,583
Investments, mutual funds and time deposit	8,408	$50,034		58,442
Derivative instruments:
Interest rate contracts		5,282		5,282
Total	$26,991	$55,316	$—	$82,307
Liabilities:
Derivative instruments:
Interest rate contracts		$476		$476
Deferred compensation plan obligations	$18,583			18,583
Total	$18,583	$476	$—	$19,059
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

No assets were measured at fair value on a nonrecurring basis at March 31, 2014. Assets measured at fair value on a nonrecurring basis at December 31, 2013, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Total Gains (Losses) (1)
Property (2)		$3,300	$8,576	$11,876	$(2,358)
Total	$—	$3,300	$8,576	$11,876	$(2,358)
_______________

(1)	Total gains (losses) are reflected throughout 2013 and exclude impairments on disposed assets because they are no longer held by us.

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
Schedule of our fair value disclosures is as follows (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value Using Significant Unobservable Inputs (Level 3)	Carrying Value	Fair Value Using Significant Unobservable Inputs (Level 3)
Notes receivable from real estate joint ventures and partnerships	$12,834	$12,647	$13,330	$13,549
Tax increment revenue bonds (1)	25,392	25,392	25,850	25,850
Debt:
Fixed-rate debt	1,823,554	1,857,774	2,136,265	2,150,891
Variable-rate debt	272,513	281,482	163,579	172,349
_______________

(1)	At March 31, 2014 and December 31, 2013, the credit loss balance on our tax increment revenue bonds was $31.0 million.

The quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements as of March 31, 2014 and December 31, 2013 reported in the above tables, is as follows:

Description	Fair Value at			Unobservable Inputs	Range
	March 31, 2014	December 31, 2013			Minimum		Maximum
	(in thousands)		Valuation Technique		2014	2013	2014	2013
Property		$8,576	Broker valuation estimate	Indicative bid (1)
			Bona fide purchase offers	Contract price (1)
Notes receivable from real estate joint ventures and partnerships	$12,647	13,549	Discounted cash flows	Discount rate			2.4%	2.7%
Tax increment revenue bonds	25,392	25,850	Discounted cash flows	Discount rate			7.5%	7.5%
				Expected future growth rate	1.0%	1.0%	2.0%	2.0%
				Expected future inflation rate	1.0%	1.0%	2.0%	2.0%
Fixed-rate debt	1,857,774	2,150,891	Discounted cash flows	Discount rate	1.3%	1.3%	7.5%	7.4%
Variable-rate debt	281,482	172,349	Discounted cash flows	Discount rate	.8%	.8%	5.0%	5.0%
_______________

(1)	These fair values were developed by third parties, subject to our corroboration for reasonableness.

Note 18. Subsequent Events
We received notice in December 2013 from the holder of one of our ground leases in Texas of its intent to exercise its purchase option under the ground lease. This transaction is expected to close in the second half of 2014, will result in the disposition of three properties with total assets approximating $10.9 million at March 31, 2014, and we do not expect any impairment associated with this transaction.

*****

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. As described in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) disruptions in financial markets, (ii) general economic and local real estate conditions, (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iv) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates, (vii) the availability of suitable acquisition opportunities, (viii) the ability to dispose properties, (ix) changes in expected development activity, (x) increases in operating costs, (xi) tax matters, including failure to qualify as a real estate investment trust, and (xii) investments through real estate joint ventures and partnerships, which involve risks not present in investments in which we are the sole investor. Accordingly, there is no assurance that our expectations will be realized. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
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
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 48.4 million square feet of gross leasable area, that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 3.7% of total rental revenues during 2014.
At March 31, 2014, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 259 developed income-producing properties and one property under development, which are located in 21 states spanning the country from coast to coast.
We also owned interests in 35 parcels of land held for development that totaled approximately 26.4 million square feet at March 31, 2014.
We had approximately 6,200 leases with 4,100 different tenants at March 31, 2014. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including real estate taxes, and additional rent payments based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.

Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers in certain markets of the United States. To further transform our portfolio, we continue to focus on three strategic initiatives: (1) recycling capital to improve our portfolio, (2) maintaining a strong, flexible consolidated balance sheet and well-managed debt maturity schedule and (3) improving operating performance. We believe these initiatives will keep our portfolio of properties in the forefront of being among the strongest in our sector.
Under our capital recycling plan, we continue to dispose of non-core operating properties, which provides capital for growth opportunities and strengthens our operating fundamentals. During 2014, we successfully disposed of real estate assets with our share of aggregate gross sales proceeds totaling $79.1 million, both directly or through our interest in real estate joint ventures or partnerships. This program is ongoing, and we expect to complete dispositions in the range of $300 million to $400 million in 2014, but we can give no assurances that this will actually occur. We have approximately $107.3 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close. Also, we received notice in December 2013 from the holder of one of our ground leases in Texas of its intent to exercise its purchase option under the ground lease. This transaction is expected to close in the second half of 2014 and will result in the disposition of three properties.
As we are generally selling lower tier, non-core assets, potential buyers looking to finance such acquisitions may find access to capital an issue; especially if long-term rates rise. Even with these conditions, we believe we can continue to successfully execute our capital recycling plan; although a number of factors, including weaknesses in the secured lending markets or a downturn in the economy, could adversely impact our ability to execute this plan.
We continue to actively seek acquisitions and new development opportunities to grow our operations. Despite substantial competition for quality opportunities and the uncertainty of long-term rates, we will continue to identify select acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. In 2014, we will continue to focus our attention on identifying new development projects as another source of growth. However, the current high land prices combined with potential tenants unwillingness to pay required rents have not produced viable new projects to date. For 2014, we expect to invest in acquisitions and new developments in the range of $200 million to $300 million, but we can give no assurances that this will actually occur.
In addition, we continue to look for internal growth opportunities. Currently, we have nine redevelopment projects in which we plan to invest approximately $40 million over the next 24 months. Upon completion, the average projected stabilized return on the incremental investment is approximately 11.4%.
We strive to maintain a strong, conservative capital structure which provides ready access to a variety of attractive long and short-term capital sources. We carefully balance lower cost short-term financing with long-term liabilities associated with acquired or developed long-term assets. During the first quarter of 2014, we paid down $315 million of medium term notes from the net proceeds of our $250 million issuance in October 2013 of 4.45% senior unsecured notes that had been previously invested in short-term investments of $50 million and cash and cash equivalents.
We believe that these transactions should continue to strengthen our consolidated balance sheet and further enhance our access to various sources of capital, while reducing our cost of capital. While the availability of capital has improved over the past few years, there can be no assurance that favorable pricing and availability will not deteriorate in the future.
Operational Metrics
In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. The operating metrics of our portfolio continue to strengthen in 2014 as we focus on increasing occupancy and same property net operating income ("SPNOI"). Our portfolio delivered solid operating results with:

•	improved occupancy to 94.5% over the same period in the prior year of 93.7%, primarily as a result of our disposition program and lack of new available retail space in the market;

•	an increase of 3.3% in SPNOI for the the first quarter ended March 31, 2014 over the same period of 2013; and

•	rental rate increases of 7.5% for new and renewal leases during 2014.

Below are performance metrics associated with our signed occupancy, SPNOI growth and leasing activity on a pro rata basis:

	March 31,
	2014	2013
Anchor (space of 10,000 square feet or greater)	98.3%	97.1%
Non-Anchor	88.3%	88.2%
Total Occupancy	94.5%	93.7%

Three Months Ended March 31, 2014
SPNOI Growth (1)	3.3%
_______________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to operating income within this section of Item 2.

	Number of Leases	Square Feet ('000's)	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Leasing Activity:
Three Months Ended March 31, 2014
New leases (1)	61	117	$21.48	$20.29	$13.51	5.9%
Renewals	204	953	14.08	13.06	—	7.8%
Not comparable spaces	41	166	—	—	—	—%
Total	306	1,236	$14.89	$13.85	$1.48	7.5%

_______________

(1)	Average external lease commissions per square foot for the three months ended March 31, 2014 were $5.86.
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
New Development
At March 31, 2014, we had one property under development. We have funded $43.7 million to date on this project, and we estimate our aggregate net investment upon completion to be $65.8 million. Overall, the average projected stabilized return on investment for this property is approximately 8.2% upon completion.
We have approximately $115.7 million in land held for development at March 31, 2014. While we are experiencing a greater interest from retailers and other market participants in our land held for development, opportunities for economically viable developments remain scarce. We continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains very challenging.
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

Dispositions
Dispositions are also a key component of our ongoing management process where we selectively prune properties from our portfolio that no longer meet our geographic or growth targets. Dispositions provide capital, which may be recycled into properties that are high barrier-to-entry locations within high growth metropolitan markets, and thus have higher long-term growth potential. Additionally, proceeds from dispositions may be used to reduce outstanding debt, further deleveraging our consolidated balance sheet. We expect this transformative initiative will continue to produce a portfolio with higher occupancy rates and stronger revenue growth.

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
A disclosure of our critical accounting policies which affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2013 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to our critical accounting policies during 2014. See the Newly Issued Accounting Pronouncements section below for the impact of accounting pronouncements that have been issued, but not yet adopted.

Results of Operations
Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013
The following table is a summary of certain items from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the first quarter of 2014 as compared to the same period in 2013:

	Three Months Ended March 31,
	2014	2013	Change	% Change
Revenues	$127,592	$117,827	$9,765	8.3%
Depreciation and amortization	40,624	36,178	4,446	12.3
Operating expenses	24,615	23,034	1,581	6.9
Real estate taxes, net	14,649	13,603	1,046	7.7
Interest expense	24,580	15,439	9,141	59.2
Gain on sale and acquisition of real estate joint venture and partnerships interests	—	11,509	(11,509)	(100.0)
Revenues
The increase in revenues of $9.8 million is primarily attributable to an increase in net rental revenues from acquisitions and new development completions, which contributed $6.0 million, as well as increases in occupancy and rental rates.
Depreciation and Amortization
The increase of $4.4 million is attributable primarily to the acceleration of depreciation totaling $3.6 million in the first quarter of 2014 for a redevelopment project, as well as acquisitions, new development completions and other capital activities.
Operating Expenses
The increase in operating expenses of $1.6 million is primarily attributable to operating expenses associated with acquisitions and new development completions, which totaled $.9 million.

Real Estate Taxes, net
The increase in real estate taxes, net of $1.0 million is primarily attributable to rate and valuation changes, as well as acquisitions and new development completions.
Interest Expense, net
Net interest expense increased $9.1 million or 59.2%. The components of net interest expense were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Gross interest expense	$25,638	$25,668
Over-market mortgage adjustment	(398)	(9,660)
Capitalized interest	(660)	(569)
Total	$24,580	$15,439
The increase in net interest expense of $9.1 million is attributable primarily to a $9.7 million write-off in 2013 of an above-market mortgage intangible from the early payoff of the associated mortgage.
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
As of March 31, 2014, we had an available borrowing capacity of $338.9 million under our revolving credit facility, and our remaining debt maturities for 2014 total $48.7 million. We paid down $315 million of medium term notes during the first quarter of 2014 from the net proceeds of our $250 million issuance in October 2013 of 4.45% senior unsecured notes that previously had been invested in short-term investments of $50 million and cash and cash equivalents.
We believe proceeds from our capital recycling program, combined with our available capacity under the credit facilities, will provide adequate liquidity to fund our capital needs, including acquisitions and new development activities. In the event our capital recycling program does not progress as expected, we believe other debt and equity alternatives are available to us. Although external market conditions are not within our control, we do not currently foresee any reason that would prevent us from entering the capital markets if needed.
During 2014, aggregate gross sales proceeds from our dispositions totaled $79.1 million. Operating cash flows from discontinued operations are included in net cash from operating activities in our Condensed Consolidated Statements of Cash Flows, while proceeds from discontinued operations are included as investing activities. At March 31, 2014, discontinued operations represent 2.3% of our net cash from operating activities, and we would expect future net cash from operating activities to decrease accordingly when compared to prior periods.

We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. Off-balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $450.7 million, of which our pro rata ownership is $173.3 million at March 31, 2014. Scheduled principal mortgage payments on this debt, excluding non-cash related items totaling $1.1 million, at 100% are as follows (in millions):

2014 remaining	$103.8
2015	43.7
2016	110.9
2017	56.8
2018	6.3
Thereafter	128.1
Total	$449.6
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
Investing Activities:
Dispositions
During 2014, we sold three centers and other property, including our interests in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions totaled $79.1 million and generated gains of approximately $18.3 million.
During 2014, we completed the dissolution of our consolidated real estate joint venture with Hines, in which we owned a 30% interest. This joint venture held a portfolio of 13 centers located in Texas, Tennessee, Georgia, Florida and North Carolina. The transaction was completed through the distribution of five centers to us, resulting in an increase to our equity of $10.9 million, and eight centers to Hines. The centers distributed to Hines were classified as held for sale at December 31, 2013, and we realized a $23.1 million gain in discontinued operations associated with this transaction.
New Development
At March 31, 2014, we had one project under development with a total square footage of approximately .3 million, of which we have funded $43.7 million to date on this project. Upon completion, we expect our aggregate net investment in this property to be $65.8 million.
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
Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Acquisitions	$—	$19,299
Tenant Improvements	5,853	6,128
New Development	3,592	3,968
Capital Improvements	1,576	775
Other	4,225	3,051
Total	$15,246	$33,221

The decrease in capital expenditures is attributable primarily to a decline in acquisition activity in the first quarter of 2014 compared to the same period in 2013.
For 2014, we anticipate our acquisitions to total between $150 million and $225 million. We anticipate our 2014 tenant improvement expenditures to be consistent with 2013. Our new development investment for 2014 is estimated to be approximately $50 million to $75 million. For 2014, capital improvement spending is expected to be consistent with 2013 expenditures. No assurances can be provided that our planned capital activities will occur. Further, we have entered into commitments aggregating $58.6 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our revolving credit facility.
Capital expenditures for additions described above relate to cash flows from investing activities as follows(in thousands):

	Three Months Ended March 31,
	2014	2013
Acquisition of real estate and land	$—	$18,880
Development and capital improvements	14,494	14,101
Real estate joint ventures and partnerships - Investments	752	240
Total	$15,246	$33,221
Capitalized soft costs, including payroll and other general and administrative costs, interest and real estate taxes, totaled $2.4 million and $2.3 million for the three months ended March 31, 2014 and 2013, respectively.
Financing Activities:
Debt
Total debt outstanding was $2.1 billion at March 31, 2014 and included $1.8 billion which bears interest at fixed rates and $272.5 million, including the effect of $66.4 million of interest rate contracts, which bears interest at variable rates. Additionally, of our total debt, $679.6 million was secured by operating properties while the remaining $1.4 billion was unsecured.
At March 31, 2014, we have a $500 million unsecured revolving credit facility which expires in April 2017 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At March 31, 2014, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 115 and 20 basis points, respectively. The facility also contains a competitive bid feature that will allow us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million. As of April 30, 2014, we had $150 million outstanding, and the available balance was $346.9 million, net of $3.1 million in outstanding letters of credit.
We also have an agreement with a bank for an unsecured and uncommitted overnight facility totaling $99 million that we maintain for cash management purposes. The facility provides for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin based on market liquidity. As of April 30, 2014, we had $3.1 million outstanding under this facility.
For the three months ended March 31, 2014, the maximum balance and weighted average balance outstanding under both facilities combined were $165.9 million and $121.2 million, respectively, at a weighted average interest rate of .8%.
During the first quarter of 2014, we paid down $315 million of medium term notes from the net proceeds of our $250 million issuance in October 2013 of 4.45% senior unsecured notes that had been previously invested in short-term investments of $50 million and cash and cash equivalents.
Our five most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of March 31, 2014.

Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at March 31, 2014:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	44.2%
Secured Debt to Asset Ratio	Less than 40.0%	14.3%
Annual Service Charge Ratio	Greater than 1.5	3.2
Unencumbered Asset Test	Greater than 150%	234.7%
At March 31, 2014, we had two interest rate contracts with an aggregate notional amount of $66.4 million that were designated as fair value hedges and convert fixed interest payments at rates of 7.5% to variable interest payments ranging from 4.2% to 4.3%.
At March 31, 2014, we had three interest rate contracts with an aggregate notional amount of $25.7 million that were designated as cash flow hedges. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
We could be exposed to losses in the event of nonperformance by the counter-parties related to our interest rate contracts; however, management believes such nonperformance is unlikely.
Equity
In February 2014, our Board of Trust Managers approved a 6.6% increase in our quarterly dividend rate for our common shares from $.305 to $.325 per share commencing with the first quarter 2014 distribution. Common and preferred dividends paid totaled $42.1 million during the first quarter of 2014. Our dividend payout ratio (as calculated as dividends paid on common shares divided by funds from operations (“FFO”) - basic) for the first quarter of 2014 approximated 63.4%, which is inclusive of non-cash transactions.
We have an effective universal shelf registration statement which expires in October 2014. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.

Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $58.6 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of March 31, 2014 (in thousands):

	Remaining
	2014	2015	2016	2017	2018	Thereafter	Total
Mortgages and Notes Payable (1)
Unsecured Debt	$57,629	$138,245	$122,454	$65,490	$225,390	$1,120,258	$1,729,466
Secured Debt	77,390	184,947	201,185	135,852	60,065	151,620	811,059
Lease Payments	2,721	3,326	3,207	3,048	3,030	131,991	147,323
Other Obligations (2)	32,305	32,956	50	50	—	—	65,361
Total Contractual Obligations	$170,045	$359,474	$326,896	$204,440	$288,485	$1,403,869	$2,753,209

_______________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at March 31, 2014, excluding the effect of interest rate swaps. Also, excludes a $73.7 million debt service guaranty liability.

(2)
Other obligations include income and real estate tax payments, commitments associated with our secured debt and other employee payments. Included in 2014, is the estimated contribution to our retirement plan, which meets or exceeds the minimum statutory funding requirements. See Note 13 for additional information.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Sheridan Redevelopment Agency issued Series A bonds used for an urban renewal project, of which $73.7 million remain outstanding at March 31, 2014. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our consolidated financial statements as of March 31, 2014.

Off-Balance Sheet Arrangements
As of March 31, 2014, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $3.1 million were outstanding under the revolving credit facility at March 31, 2014.
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

As of March 31, 2014, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender has the ability to make decisions that could have a significant impact on the profitability of the entity. Our maximum risk of loss associated with this VIE was limited to $11.4 million at March 31, 2014.

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

FFO is calculated as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net income attributable to common shareholders	$60,593	$33,668
Depreciation and amortization	39,720	38,671
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	3,700	4,493
Impairment of operating properties and real estate equity investments	—	292
Impairment of operating properties of unconsolidated real estate joint ventures and partnerships	—	363
Gain on sale of property and interests in real estate equity investments	(41,371)	(11,647)
Gain on sale of property of unconsolidated real estate joint ventures and partnerships	(9)	(243)
Funds from operations – basic	62,633	65,597
Income attributable to operating partnership units	456	445
Funds from operations – diluted	$63,089	$66,042

Weighted average shares outstanding – basic	121,401	121,058
Effect of dilutive securities:
Share options and awards	1,244	1,165
Operating partnership units	1,500	1,556
Weighted average shares outstanding – diluted (1)	124,145	123,779

Funds from operations per share – basic	$0.52	$0.54

Funds from operations per share – diluted	$0.51	$0.53
______________________

(1)
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

Three Months Ended March 31, 2014
Beginning of the period	252
Properties added:
Acquisitions	4
New Developments	4
Redevelopments	2
Properties removed:
Dispositions	(10)
Redevelopments	(4)
End of the period	248
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

	Three Months Ended March 31,
	2014	2013
Operating Income	$41,791	$38,292
Less:
Revenue adjustments (1)	1,444	2,371
Add:
Property management fees	928	929
Depreciation and amortization	40,624	36,178
Impairment loss	—	56
General and administrative	5,913	6,664
Acquisition costs	17	231
Other (2)	499	224
Net Operating Income	88,328	80,203
Less: NOI related to consolidated entities not defined as same property and noncontrolling interests	(7,872)	(3,146)
Add: Pro rata share of properties classified as held for sale	138	111
Add: Pro rata share of unconsolidated entities defined as same property	9,290	9,848
Same Property Net Operating Income	$89,884	$87,016
_______________

(1)	Revenue adjustments consist primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.

(2)	Other includes items such as environmental abatement costs and demolition expenses.

Newly Issued Accounting Pronouncements
In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU amends the criteria for reporting discontinued operations while enhancing disclosures in this area. The provisions of ASU No. 2014-08 are effective for us prospectively on January 1, 2015; however, early adoption is permitted. We anticipate adopting this update early, which will have a material impact on items meeting the new criteria of discontinued operations. Upon adoption this will result in a material change to our line items within the consolidated statements of operations, although we do not expect the adoption of this ASU to have an impact on our consolidated net income or consolidated cash flows. Items meeting the new criteria will require expanded disclosures in our consolidated financial statements.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At March 31, 2014, we had fixed-rate debt of $1.8 billion and variable-rate debt of $272.5 million, after adjusting for the net effect of $66.4 million notional amount of interest rate contracts. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $2.7 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $7.0 million and $104.4 million, respectively.

ITEM 4.    Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2014. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.
There has been no change to our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION
ITEM 1.     Legal Proceedings
We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict the amounts involved, our management and counsel believe that when such litigation is resolved, our resulting liability, if any, will not have a material effect on our consolidated financial statements.

ITEM 1A.  Risk Factors
We have no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
Joe D. Shafer
Senior Vice President/Chief Accounting Officer
(Principal Accounting Officer)
DATE: May 8, 2014

EXHIBIT INDEX

(a)		Exhibits:

10.1*	—
Fifth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2014.

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