Form 10-Q
period 2014-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2014-08-07
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2014
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES☒ NO☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES☒ NO☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES☐ NO☒
As of July 31, 2014, there were 122,247,013 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rentals, net	$127,791	$118,292	$252,424	$233,519
Other	2,400	3,703	5,359	6,303
Total	130,191	121,995	257,783	239,822
Expenses:
Depreciation and amortization	36,630	35,513	77,254	71,691
Operating	23,920	23,498	48,535	46,532
Real estate taxes, net	16,358	14,376	31,007	27,979
Impairment loss	—	165	—	221
General and administrative	5,820	6,184	11,733	12,848
Total	82,728	79,736	168,529	159,271
Operating Income	47,463	42,259	89,254	80,551
Interest Expense, net	(24,310)	(27,025)	(48,890)	(42,464)
Interest and Other Income, net	803	2,097	2,797	3,923
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests	1,718	83	1,718	11,592
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	4,048	4,729	8,450	9,342
Benefit (Provision) for Income Taxes	2,081	(147)	1,601	30
Income from Continuing Operations	31,803	21,996	54,930	62,974
Operating Income from Discontinued Operations	63	3,905	342	7,602
Gain on Sale of Property from Discontinued Operations	3,370	78,012	44,582	78,012
Income from Discontinued Operations	3,433	81,917	44,924	85,614
Gain on Sale of Property	1,748	265	1,911	407
Net Income	36,984	104,178	101,765	148,995
Less: Net Income Attributable to Noncontrolling Interests	(1,588)	(37,742)	(3,066)	(39,209)
Net Income Adjusted for Noncontrolling Interests	35,396	66,436	98,699	109,786
Dividends on Preferred Shares	(2,710)	(5,313)	(5,420)	(12,753)
Redemption Costs of Preferred Shares	—	(15,702)	—	(17,944)
Net Income Attributable to Common Shareholders	$32,686	$45,421	$93,279	$79,089
Earnings Per Common Share - Basic:
Income from continuing operations attributable to common shareholders	$0.24	$—	$0.40	$0.25
Income from discontinued operations	0.03	0.37	0.37	0.40
Net income attributable to common shareholders	$0.27	$0.37	$0.77	$0.65
Earnings Per Common Share - Diluted:
Income from continuing operations attributable to common shareholders	$0.24	$—	$0.39	$0.25
Income from discontinued operations	0.03	0.37	0.37	0.40
Net income attributable to common shareholders	$0.27	$0.37	$0.76	$0.65
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$36,984	$104,178	$101,765	$148,995
Other Comprehensive Income:
Net unrealized gain on investments, net of taxes	195	—	252	—
Realized gain on investments	—	—	(38)	—
Net unrealized gain on derivatives	15	9,135	52	7,028
Amortization of loss on derivatives	403	666	876	1,322
Retirement liability adjustment	96	364	148	729
Total	709	10,165	1,290	9,079
Comprehensive Income	37,693	114,343	103,055	158,074
Comprehensive Income Attributable to Noncontrolling Interests	(1,588)	(37,742)	(3,066)	(39,209)
Comprehensive Income Adjusted for Noncontrolling Interests	$36,105	$76,601	$99,989	$118,865
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Property	$4,241,257	$4,289,276
Accumulated Depreciation	(1,098,338)	(1,058,040)
Property Held for Sale, net	—	122,614
Property, net *	3,142,919	3,353,850
Investment in Real Estate Joint Ventures and Partnerships, net	268,490	266,158
Total	3,411,409	3,620,008
Notes Receivable from Real Estate Joint Ventures and Partnerships	2,652	13,330
Unamortized Debt and Lease Costs, net	144,205	164,828
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $8,117 in 2014 and $9,386 in 2013) *	77,852	82,351
Cash and Cash Equivalents *	16,035	91,576
Restricted Deposits and Mortgage Escrows	6,711	4,502
Other, net	204,537	247,334
Total Assets	$3,863,401	$4,223,929
LIABILITIES AND EQUITY
Debt, net *	$2,073,465	$2,299,844
Accounts Payable and Accrued Expenses	100,203	108,535
Other, net	122,720	127,572
Total Liabilities	2,296,388	2,535,951
Commitments and Contingencies	—	—
Equity:
Shareholders’ Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 140 shares issued; 60 shares outstanding in 2014 and 2013; liquidation preference $150,000 in 2014 and 2013	2	2
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 122,238 in 2014 and 121,949 in 2013	3,691	3,683
Additional Paid-In Capital	1,697,783	1,679,229
Net Income Less Than Accumulated Dividends	(286,685)	(300,537)
Accumulated Other Comprehensive Loss	(2,912)	(4,202)
Total Shareholders’ Equity	1,411,879	1,378,175
Noncontrolling Interests	155,134	309,803
Total Equity	1,567,013	1,687,978
Total Liabilities and Equity	$3,863,401	$4,223,929
* Consolidated variable interest entities' assets held as collateral and debt included in the above balances (see Note 16):
Property, net	$48,455	$70,734
Accrued Rent and Accounts Receivable, net	2,118	2,855
Cash and Cash Equivalents	6,804	6,548
Debt, net	98,164	109,923
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net Income	$101,765	$148,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,514	78,607
Amortization of debt deferred costs and intangibles, net	1,052	(8,747)
Impairment loss	—	457
Equity in earnings of real estate joint ventures and partnerships, net	(8,450)	(9,342)
Gain on sale and acquisition of real estate joint venture and partnership interests	(1,718)	(11,592)
Gain on sale of property	(46,493)	(78,419)
Distributions of income from real estate joint ventures and partnerships, net	1,503	1,723
Changes in accrued rent and accounts receivable, net	1,345	6,266
Changes in other assets, net	(12,935)	(12,844)
Changes in accounts payable, accrued expenses and other liabilities, net	(2,412)	(7,710)
Other, net	1,824	3,911
Net cash provided by operating activities	112,995	111,305
Cash Flows from Investing Activities:
Acquisition of real estate and land	—	(54,753)
Development and capital improvements	(35,774)	(30,644)
Proceeds from sale of property and real estate equity investments, net	66,768	155,862
Change in restricted deposits and mortgage escrows	(2,209)	34,606
Notes receivable from real estate joint ventures and partnerships and other receivables - Advances	—	(289)
Notes receivable from real estate joint ventures and partnerships and other receivables - Collections	7,633	6,282
Real estate joint ventures and partnerships - Investments	(5,119)	(17,698)
Real estate joint ventures and partnerships - Distribution of capital	11,001	19,201
Purchase of investments	(1,250)	—
Proceeds from investments	50,788	—
Other, net	(11,826)	(899)
Net cash provided by investing activities	80,012	111,668
Cash Flows from Financing Activities:
Proceeds from issuance of debt	—	300,584
Principal payments of debt	(334,626)	(199,672)
Changes in unsecured credit facilities	152,000	38,500
Proceeds from issuance of common shares of beneficial interest, net	1,137	5,569
Repurchase of preferred shares of beneficial interest	—	(275,000)
Common and preferred dividends paid	(84,303)	(86,639)
Debt issuance costs paid	(273)	(4,693)
Distributions to noncontrolling interests	(3,305)	(8,241)
Contributions from noncontrolling interests	980	10,182
Other, net	(158)	207
Net cash used in financing activities	(268,548)	(219,203)
Net (decrease) increase in cash and cash equivalents	(75,541)	3,770
Cash and cash equivalents at January 1	91,576	19,604
Cash and cash equivalents at June 30	$16,035	$23,374
Interest paid during the period (net of amount capitalized of $1,410 and $1,104, respectively)	$45,429	$52,508
Income taxes paid during the period	$1,705	$1,860
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2013	$7	$3,663	$1,934,183	$(335,980)	$(24,743)	$163,025	$1,740,155
Net income				109,786		39,209	148,995
Redemption of preferred shares	(5)		(257,051)	(17,944)			(275,000)
Shares issued under benefit plans		20	11,335				11,355
Dividends declared – common shares (1)				(74,317)			(74,317)
Dividends declared – preferred shares (2)				(12,322)			(12,322)
Distributions to noncontrolling interests						(8,241)	(8,241)
Contributions from noncontrolling interests						10,182	10,182
Other comprehensive income					9,079		9,079
Other, net			811	(431)		1,084	1,464
Balance, June 30, 2013	$2	$3,683	$1,689,278	$(331,208)	$(15,664)	$205,259	$1,551,350
Balance, January 1, 2014	$2	$3,683	$1,679,229	$(300,537)	$(4,202)	$309,803	$1,687,978
Net income				98,699		3,066	101,765
Shares issued under benefit plans		8	7,314				7,322
Dividends declared – common shares (1)				(79,427)			(79,427)
Dividends declared – preferred shares (2)				(4,876)			(4,876)
Distributions to noncontrolling interests						(3,305)	(3,305)
Contributions from noncontrolling interests						980	980
Acquisition of noncontrolling interests			11,015			(11,015)	—
Disposition of noncontrolling interests						(144,263)	(144,263)
Other comprehensive income					1,290		1,290
Other, net			225	(544)		(132)	(451)
Balance, June 30, 2014	$2	$3,691	$1,697,783	$(286,685)	$(2,912)	$155,134	$1,567,013
_______________

(1)	Common dividend per share was $.65 and $.61 for the six months ended June 30, 2014 and 2013, respectively.

(2)
Series D preferred dividend per share was $13.08 for the six months ended June 30, 2013. Series F preferred dividend per share was $81.25 and $78.99 for the six months ended June 30, 2014 and 2013, respectively.

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
We operate a portfolio of neighborhood and community shopping centers, totaling approximately 48.5 million square feet of gross leaseable area, that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 3.6% of total rental revenues during the first six months of 2014. Total revenues less operating expenses and real estate taxes from continuing operations ("net operating income from continuing operations") generated by our properties located in Houston and its surrounding areas was 19.8% of total net operating income from continuing operations for the six months ended June 30, 2014, and an additional 9.7% of net operating income from continuing operations is generated from properties that are located in other parts of Texas.
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
Our restricted deposits and mortgage escrows consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Restricted cash	$4,046	$869
Mortgage escrows	2,665	3,633
Total	$6,711	$4,502

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

	Gain on Investments		Gain on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2013	$(340)		$(1,233)		$5,775		$4,202
Change excluding amounts reclassified from accumulated other comprehensive loss	(252)		(52)		—		(304)
Amounts reclassified from accumulated other comprehensive loss	38	(1)	(876)	(2)	(148)	(3)	(986)
Net other comprehensive income	(214)		(928)		(148)		(1,290)
Balance, June 30, 2014	$(554)		$(2,161)		$5,627		$2,912
	Gain on Investments		(Gain) Loss on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2012	$—		$7,489		$17,254		$24,743
Change excluding amounts reclassified from accumulated other comprehensive loss			(7,028)		—		(7,028)
Amounts reclassified from accumulated other comprehensive loss			(1,322)	(2)	(729)	(3)	(2,051)
Net other comprehensive income	—		(8,350)		(729)		(9,079)
Balance, June 30, 2013	$—		$(861)		$16,525		$15,664
_______________

(1)	This reclassification component is included in interest and other income.

(2)	This reclassification component is included in interest expense (see Note 7 for additional information).

(3)	This reclassification component is included in the computation of net periodic benefit cost (see Note 13 for additional information).
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
In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU amends current GAAP to require entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for net operating loss or other tax credit carryforwards when settlement is available under the tax law. The provisions of ASU No. 2013-11 were effective for us on January 1, 2014, and were required to be applied to all unrecognized tax benefits in existence. The adoption of this ASU did not materially impact our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU amends the criteria for reporting discontinued operations while enhancing disclosures in this area. The provisions of ASU No. 2014-08 are effective for us prospectively on January 1, 2015; however, early adoption is permitted. We adopted this update effective April 1, 2014. The adoption resulted in individual property disposals no longer qualifying for discontinued operations presentation; thus, the results of these disposals will remain in income from continuing operations and any associated gains are included in gain on sale of property. Properties sold or classified as held for sale prior to April 1, 2014, are not subject to ASU No. 2014-08 and therefore, continue to be classified as discontinued operations using the previous definition.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU's core objective is for an entity to recognize revenue based on the consideration it expects to receive in exchange for goods or services. Additionally, this ASU requires entities to use a single model in accounting for revenues derived from contracts with customers. ASU No. 2014-09 replaces prior guidance regarding the recognition of revenue from sales of real estate except for revenue from sales that are part of a sale-leaseback transaction. The provisions of ASU No. 2014-09 are effective for us on January 1, 2017, and are required to be applied either on a retrospective or a modified retrospective approach. We are currently assessing the impact, if any, that the adoption of this ASU will have on our consolidated financial statements.
Note 3. Property
Our property consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Land	$832,616	$854,409
Land held for development	107,583	116,935
Land under development	7,387	4,262
Buildings and improvements	3,213,593	3,238,817
Construction in-progress	80,078	74,853
Total	$4,241,257	$4,289,276
During the six months ended June 30, 2014, we sold five centers and other property. Aggregate gross sales proceeds from these transactions approximated $94.9 million and generated gains of approximately $23.2 million.
We classified eight properties as held for sale as of December 31, 2013, totaling $155.0 million before accumulated depreciation. See Note 9 for additional information.

Note 4. Investment in Real Estate Joint Ventures and Partnerships
We own interests in real estate joint ventures or limited partnerships and have tenancy-in-common interests in which we exercise significant influence, but do not have financial and operating control. We account for these investments using the equity method, and our interests range from 20% to 75% for the periods presented. Combined condensed financial information of these ventures (at 100%) is summarized as follows (in thousands):

	June 30, 2014	December 31, 2013
Combined Condensed Balance Sheets
ASSETS
Property	$1,388,611	$1,401,982
Accumulated depreciation	(275,383)	(261,454)
Property, net	1,113,228	1,140,528
Other assets, net	129,982	142,638
Total Assets	$1,243,210	$1,283,166
LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable)	$418,100	$453,390
Amounts payable to Weingarten Realty Investors and Affiliates	18,966	30,214
Other liabilities, net	27,978	29,711
Total Liabilities	465,044	513,315
Equity	778,166	769,851
Total Liabilities and Equity	$1,243,210	$1,283,166

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Combined Condensed Statements of Operations
Revenues, net	$37,101	$41,099	$74,869	$83,260
Expenses:
Depreciation and amortization	11,096	11,558	21,013	23,579
Interest, net	5,848	7,415	11,760	14,960
Operating	6,318	7,407	13,134	13,561
Real estate taxes, net	4,566	5,013	9,446	9,596
General and administrative	424	164	530	450
Provision for income taxes	216	86	283	148
Impairment loss	—	13	—	1,828
Total	28,468	31,656	56,166	64,122
Operating income	$8,633	$9,443	$18,703	$19,138

Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $6.0 million and $6.1 million at June 30, 2014 and December 31, 2013, respectively, are generally amortized over the useful lives of the related assets.
Our real estate joint ventures and partnerships have determined from time to time that the carrying amount of certain properties was not recoverable and that the properties should be written down to fair value. There was no impairment charge for the three and the six months ended June 30, 2014. For the three and six months ended June 30, 2013, our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $13 thousand and $1.8 million, respectively.
Fees earned by us for the management of these real estate joint ventures and partnerships totaled $1.1 million and $1.4 million for the three months ended June 30, 2014 and 2013, respectively, and $2.4 million and $2.8 million for the six months ended June 30, 2014 and 2013, respectively.
During 2014, we had a partial disposition of a 50% interest at an unconsolidated real estate joint venture for approximately $5.1 million, resulting in a gain on our investment of $1.7 million.
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
Note 5. Notes Receivable from Real Estate Joint Ventures and Partnerships
We have ownership interests in a number of real estate joint ventures and partnerships. At June 30, 2014, we had one outstanding note receivable from a real estate joint venture, which bore a fixed-rate of interest at 5.7% per year and matures in 2017. At December 31, 2013, various notes receivable from these entities bore interest ranging from approximately 2.9% to 5.7% per year and mature at various dates through 2017. Generally, these notes receivable are secured by underlying real estate assets.
We believe these notes are fully collectible, and therefore no allowance has been recorded. Interest income recognized on these notes was $.1 million and $.6 million for the three months ended June 30, 2014 and 2013, respectively, and $.1 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively.
In December 2013, we acquired our partner’s 50% unconsolidated joint venture interest in a California property, which includes the settlement of $54.8 million of our notes receivable from real estate joint ventures and partnerships.
Note 6. Debt
Our debt consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Debt payable to 2038 at 2.6% to 8.6%	$1,826,725	$2,205,104
Unsecured notes payable under credit facilities	152,000	—
Debt service guaranty liability	73,740	73,740
Obligations under capital leases	21,000	21,000
Total	$2,073,465	$2,299,844

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	June 30, 2014	December 31, 2013
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$1,809,524	$2,136,265
Variable-rate debt	263,941	163,579
Total	$2,073,465	$2,299,844
As to collateralization:
Unsecured debt	$1,398,572	$1,572,057
Secured debt	674,893	727,787
Total	$2,073,465	$2,299,844
We maintain a $500 million unsecured revolving credit facility, which was last amended on April 18, 2013. This facility expires in April 2017, provides for two consecutive six-month extensions upon our request and borrowing rates that float at a margin over LIBOR plus a facility fee. At June 30, 2014, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 115 and 20 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million.
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
The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	June 30, 2014	December 31, 2013
Unsecured revolving credit facility:
Balance outstanding	$145,000	$—
Available balance	351,946	497,821
Letters of credit outstanding under facility	3,054	2,179
Variable interest rate (excluding facility fee)	0.8%	—%
Unsecured and uncommitted overnight facility:
Balance outstanding	$7,000	$—
Variable interest rate	1.3%	—%
Both facilities:
Maximum balance outstanding during the period	$165,900	$265,500
Weighted average balance	132,764	61,642
Year-to-date weighted average interest rate (excluding facility fee)	0.8%	1.0%
Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of both June 30, 2014 and December 31, 2013, we had $73.7 million outstanding for the debt service guaranty liability.

During 2014, $315 million of fixed-rate medium term notes matured and were repaid at a weighted average interest rate of 5.2%. During 2013, $173.6 million of fixed-rate medium term notes matured and were repaid at a weighted average interest rate of 5.4% and a $100 million 6% secured fixed-rate note payable was repaid prior to maturity.
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
Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At June 30, 2014 and December 31, 2013, the carrying value of such assets aggregated $1.1 billion and $1.2 billion, respectively.
Scheduled principal payments on our debt (excluding $152.0 million due under our credit facilities, $21.0 million of certain capital leases, $4.8 million fair value of interest rate contracts, $(3.2) million net premium/(discount) on debt, $4.7 million of non-cash debt-related items, and $73.7 million debt service guaranty liability) are due during the following years (in thousands):

2014 remaining(1)	$134,159
2015	239,941
2016	249,441
2017	142,032
2018	60,277
2019	53,907
2020	35,363
2021	2,278
2022	304,815
2023	301,937
Thereafter	296,327
Total	$1,820,477
_______________

(1)	Includes $90 million of our 8.1% senior unsecured notes due 2019, which we will redeem at our option in September 2014. See Note 18 for additional information.
Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of June 30, 2014.
Note 7. Derivatives and Hedging
The fair value of all our interest rate contracts is reported as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
June 30, 2014	Other Assets, net	$4,761	Other Liabilities, net	$420
December 31, 2013	Other Assets, net	5,282	Other Liabilities, net	476

The gross presentation, the effects of offsetting under master netting agreements and the net presentation of our interest rate contracts is as follows (in thousands):

				Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2014
Assets	$4,761	$—	$4,761	$—	$—	$4,761
Liabilities	420	—	420	—	—	420

December 31, 2013
Assets	5,282	—	5,282	—	—	5,282
Liabilities	476	—	476	—	—	476
Cash Flow Hedges
As of June 30, 2014 and December 31, 2013, we had three active interest rate contracts designated as cash flow hedges with an aggregate notional amount of $25.5 million and $25.8 million, respectively. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
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
As of June 30, 2014 and December 31, 2013, the net gain balance in accumulated other comprehensive loss relating to cash flow interest rate contracts was $2.2 million and $1.2 million, respectively, and will be reclassified to net interest expense as interest payments are made on our fixed-rate debt. Within the next 12 months, a loss of approximately $1.9 million in accumulated other comprehensive loss is expected to be amortized to net interest expense related to settled interest rate contracts.
A summary of cash flow interest rate contract hedging activity is as follows (in thousands):

Derivatives Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended June 30, 2014	$(15)	Interest expense, net	$(403)	Interest expense, net	$—
Six Months Ended June 30, 2014	(52)	Interest expense, net	(876)	Interest expense, net	—
Three Months Ended June 30, 2013	(9,135)	Interest expense, net	(666)	Interest expense, net	—
Six Months Ended June 30, 2013	(7,028)	Interest expense, net	(1,322)	Interest expense, net	—

Fair Value Hedges
As of June 30, 2014, we had two interest rate contracts, maturing through October 2017, with an aggregate notional amount of $66.0 million that were designated as fair value hedges and convert fixed interest payments at rates of 7.5% to variable interest payments ranging from 4.2% to 4.3%. As of December 31, 2013, we had four interest rate contracts, maturing through October 2017, with an aggregate notional amount of $116.7 million that were designated as fair value hedges and convert fixed interest payments at rates from 4.2% to 7.5% to variable interest payments ranging from .2% to 4.3%. We have determined that our fair value hedges are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in interest rates.
A summary of the impact on net income for our interest rate contracts is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Net Settlements and Accruals on Contracts	Amount of Gain (Loss) Recognized in Income (1)
Three Months Ended June 30, 2014
Interest expense, net	$(109)	$109	$529	$529
Six Months Ended June 30, 2014
Interest expense, net	(518)	518	1,145	1,145
Three Months Ended June 30, 2013
Interest expense, net	(2,117)	2,117	2,051	2,051
Six Months Ended June 30, 2013
Interest expense, net	(3,104)	3,104	1,021	1,021
_______________

(1)	No ineffectiveness was recognized during the respective period.
Note 8. Noncontrolling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Net income adjusted for noncontrolling interests	$98,699	$109,786
Transfers from the noncontrolling interests:
Net increase in equity for the acquisition of noncontrolling interests	11,015	—
Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$109,714	$109,786
Note 9. Discontinued Operations
For the six months ended June 30, 2014, we disposed 12 centers, three in each of Georgia and Texas and two in each of Florida, Louisiana and North Carolina. These dispositions represent the centers that were classified as discontinued operations or held for sale prior to April 1, 2014, the adoption date for the new qualification criteria for discontinued operations (see Note 2 for further information). Since adoption, no other dispositions qualify as discontinued operations under the new guidance.
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
Excluding property held for sale at December 31, 2013, our Condensed Consolidated Balance Sheet at December 31, 2013 included $68.6 million of property and $13.2 million of accumulated depreciation related to the four centers that were sold and classified as discontinued operations during 2014.

The operating results of these centers have been reclassified and reported as discontinued operations in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues, net	$107	$13,043	$1,062	$27,016
Depreciation and amortization	—	(3,363)	(260)	(6,916)
Operating expenses	(22)	(2,353)	(285)	(4,697)
Real estate taxes, net	(16)	(1,298)	(136)	(2,901)
Impairment loss	—	—	—	(236)
General and administrative	—	(13)	(2)	(16)
Interest, net	—	(1,991)	(19)	(4,504)
Provision for income taxes	(6)	(120)	(18)	(144)
Operating income from discontinued operations	63	3,905	342	7,602
Gain on sale of property from discontinued operations	3,370	78,012	44,582	78,012
Income from discontinued operations	$3,433	$81,917	$44,924	$85,614
Note 10. Supplemental Cash Flow Information
Non-cash investing and financing activities are summarized as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Accrued property construction costs	$5,284	$5,864
Increase in equity for the acquisition of noncontrolling interests in consolidated real estate joint ventures	11,015	—
Decrease in notes receivable from real estate joint ventures and partnerships in association with our contribution in an unconsolidated real estate joint venture	(6,431)	—
Property acquisitions and investments in unconsolidated real estate joint ventures:
Increase in property, net	—	18,698
Decrease in notes receivable from real estate joint ventures and partnerships	—	(3,636)
Decrease in real estate joint ventures and partnerships - investments	—	(50)
Increase in debt, net	—	21,396
Increase in security deposits	—	129
Sale of property and property interest:
Decrease in property, net	(127,837)	—
Decrease in real estate joint ventures and partnerships - investments	(17)	—
Decrease in other, net	(34)	—
Decrease in debt, net due to debt assumption	(11,069)	—
Decrease in security deposits	(459)	—
Decrease in noncontrolling interests	(155,278)	—

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Continuing Operations:
Income from continuing operations	$31,803	$21,996	$54,930	$62,974
Gain on sale of property	1,748	265	1,911	407
Net income attributable to noncontrolling interests	(1,561)	(920)	(3,118)	(1,993)
Dividends on preferred shares	(2,710)	(5,313)	(5,420)	(12,753)
Redemption costs of preferred shares	—	(15,702)	—	(17,944)
Income from continuing operations attributable to common shareholders – basic and diluted	$29,280	$326	$48,303	$30,691
Discontinued Operations:
Income from discontinued operations	$3,433	$81,917	$44,924	$85,614
Net (income) loss attributable to noncontrolling interests	(27)	(36,822)	52	(37,216)
Income from discontinued operations attributable to common shareholders – basic and diluted	$3,406	$45,095	$44,976	$48,398
Denominator:
Weighted average shares outstanding - basic	121,497	121,286	121,449	121,172
Effect of dilutive securities:
Share options and awards	1,337	1,288	1,292	1,223
Weighted average shares outstanding - diluted	122,834	122,574	122,741	122,395
Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Share options (1)	1,924	1,219	1,924	1,939
Operating partnership units	1,499	1,555	1,499	1,556
Total anti-dilutive securities	3,423	2,774	3,423	3,495
_______________

(1)	Exclusion results as exercise prices were greater than the average market price for each respective period.

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
The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Six Months Ended June 30, 2014
	Minimum	Maximum
Dividend yield	0.0%	4.1%
Expected volatility	14.8%	25.3%
Expected life (in years)	N/A	3
Risk-free interest rate	0.1%	0.8%
A summary of the status of unvested restricted share awards for the six months ended June 30, 2014 is as follows:

	Unvested Restricted Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2014	575,167	$26.54
Granted:
Service-based awards	109,519	30.11
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	49,065	33.88
Market-based awards relative to three-year absolute TSR	49,065	27.63
Trust manager awards	29,043	31.00
Vested	(116,877)	21.34
Forfeited	(122)	28.81
Outstanding, June 30, 2014	694,860	$28.76
As of June 30, 2014 and December 31, 2013, there was approximately $4.1 million and $3.9 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 1.4 years for both periods.

Note 13. Employee Benefit Plans
Defined Benefit Plans
We sponsor a noncontributory qualified retirement plan. The components of net periodic benefit cost for this plan are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$252	$282	$504	$708
Interest cost	450	340	900	853
Expected return on plan assets	(740)	(539)	(1,480)	(1,353)
Recognized loss	96	281	192	706
Total	$58	$364	$116	$914
For the six months ended June 30, 2014 and 2013, we contributed $2.1 million and $1.8 million, respectively, to the qualified retirement plan. Currently, we do not anticipate making any additional contributions to this plan during 2014.
Defined Contribution Plans
Compensation expense related to our defined contribution plans was $.8 million for both the three months ended June 30, 2014 and 2013, and $1.7 million and $1.8 million for the six months ended June 30, 2014 and 2013, respectively.
Note 14. Related Parties
Through our management activities and transactions with our real estate joint ventures and partnerships, we had net accounts receivable of $1.5 million and $1.4 million outstanding as of June 30, 2014 and December 31, 2013, respectively. We also had accounts payable and accrued expenses of $5.3 million and $5.6 million outstanding as of June 30, 2014 and December 31, 2013, respectively. For the three months ended June 30, 2014 and 2013, we recorded joint venture fee income of $1.1 million and $1.4 million, respectively. For the six months ended June 30, 2014 and 2013, we recorded joint venture fee income of $2.4 million and $2.8 million, respectively.
In 2014, we completed the dissolution of our consolidated real estate joint venture with Hines Retail REIT (“Hines”), in which we owned a 30% interest. At December 31, 2013, this joint venture held a portfolio of 13 properties located in Texas, Tennessee, Georgia, Florida and North Carolina with $172.9 million in total assets and $11.1 million of debt, net, which was assumed by Hines. This transaction was completed through the distribution of five properties to us, resulting in an increase to our equity of $11.0 million, and eight properties to Hines. The eight properties distributed to Hines were classified as held for sale at December 31, 2013, and we realized a $23.3 million gain in discontinued operations associated with this transaction.
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
Note 15. Commitments and Contingencies
Commitments and Contingencies
As of June 30, 2014 and December 31, 2013, we participated in three real estate ventures structured as DownREIT partnerships that have properties in Arkansas, California, North Carolina and Texas. As a general partner, we have operating and financial control over these ventures and consolidate them in our consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us in exchange for our common shares or an equivalent amount in cash. We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. No common shares were issued in exchange for any of these interests during the six months ended June 30, 2014 or 2013. The aggregate redemption value of these interests was approximately $49 million and $41 million as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014, we have entered into commitments aggregating $54.7 million comprised principally of construction contracts which are generally due in 12 to 36 months.
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
Note 16. Variable Interest Entities
Consolidated VIEs
At June 30, 2014, one of our real estate joint ventures, whose activities primarily consisted of owning and operating 16 neighborhood/community shopping centers located in Texas, was determined to be VIE. During 2014, we completed the dissolution of a real estate joint venture that was previously determined to be a VIE. At December 31, 2013, two of our real estate joint ventures, whose activities primarily consisted of owning and operating 28 neighborhood/community shopping centers located in Florida, Georgia, North Carolina, Tennessee and Texas, were determined to be VIEs. Based on financing agreements that are guaranteed solely by us, we have determined that we are the primary beneficiary in each of the foregoing instances and have consolidated these joint ventures.
A summary of our consolidated VIEs is as follows (in thousands):

	June 30, 2014	December 31, 2013
Maximum Risk of Loss (1)	$37,178	$40,471
Assets Held by VIEs	59,955	233,734
Assets Held as Collateral for Debt	57,377	80,137
_______________

(1)	The maximum risk of loss has been determined to be limited to our debt exposure for each real estate joint venture.
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

Unconsolidated VIEs
At June 30, 2014 and December 31, 2013, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the success of the entity. A summary of our unconsolidated VIE is as follows (in thousands):

	June 30, 2014	December 31, 2013
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$11,367	$11,536
Maximum Risk of Loss (2)	11,267	11,542
_______________

(1)	The carrying amount of the investment represents our contributions to the real estate joint venture, net of any distributions made and our portion of the equity in earnings of the joint venture.

(2)	The maximum risk of loss has been determined to be limited to our debt exposure for the real estate joint venture.
We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls and unplanned capital expenditures, under which additional contributions may be required.
Note 17. Fair Value Measurements
Recurring Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2014
Assets:
Investments, mutual funds held in a grantor trust	$19,093			$19,093
Investments, mutual funds	8,291			8,291
Derivative instruments:
Interest rate contracts		$4,761		4,761
Total	$27,384	$4,761	$—	$32,145
Liabilities:
Derivative instruments:
Interest rate contracts		$420		$420
Deferred compensation plan obligations	$19,093			19,093
Total	$19,093	$420	$—	$19,513

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2013
Assets:
Investments, mutual funds held in a grantor trust	$18,583			$18,583
Investments, mutual funds and time deposit	8,408	$50,034		58,442
Derivative instruments:
Interest rate contracts		5,282		5,282
Total	$26,991	$55,316	$—	$82,307
Liabilities:
Derivative instruments:
Interest rate contracts		$476		$476
Deferred compensation plan obligations	$18,583			18,583
Total	$18,583	$476	$—	$19,059
Nonrecurring Fair Value Measurements
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
No assets were measured at fair value on a nonrecurring basis at June 30, 2014. Assets measured at fair value on a nonrecurring basis at December 31, 2013, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

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

Fair Value Disclosures
Unless otherwise described below, short-term financial instruments and receivables are carried at amounts which approximate their fair values based on their highly-liquid nature, short-term maturities and/or expected interest rates for similar instruments.

Schedule of our fair value disclosures is as follows (in thousands):

	June 30, 2014			December 31, 2013
	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)	Carrying Value	Fair Value Using Significant Unobservable Inputs (Level 3)
Notes receivable from real estate joint ventures and partnerships	$2,652		$2,887	$13,330	$13,549
Tax increment revenue bonds (1)	25,392		25,392	25,850	25,850
Investments, held to maturity (2)	1,000	$997
Debt:
Fixed-rate debt	1,809,524		1,872,191	2,136,265	2,150,891
Variable-rate debt	263,941		272,474	163,579	172,349
_______________

(1)	At June 30, 2014 and December 31, 2013, the credit loss balance on our tax increment revenue bonds was $31.0 million.

(2)	Investments held to maturity are recorded at cost and have a gross unrealized loss of $3 thousand as of June 30, 2014.
The quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements as of June 30, 2014 and December 31, 2013 reported in the above tables, is as follows:

Description	Fair Value at			Unobservable Inputs	Range
	June 30, 2014	December 31, 2013			Minimum		Maximum
	(in thousands)		Valuation Technique		2014	2013	2014	2013
Property		$8,576	Broker valuation estimate	Indicative bid
			Bona fide purchase offers	Contract price
Notes receivable from real estate joint ventures and partnerships	$2,887	13,549	Discounted cash flows	Discount rate			2.3%	2.7%
Tax increment revenue bonds	25,392	25,850	Discounted cash flows	Discount rate			7.5%	7.5%
				Expected future growth rate	1.0%	1.0%	2.0%	2.0%
				Expected future inflation rate	1.0%	1.0%	2.0%	2.0%
Fixed-rate debt	1,872,191	2,150,891	Discounted cash flows	Discount rate	1.1%	1.3%	7.6%	7.4%
Variable-rate debt	272,474	172,349	Discounted cash flows	Discount rate	.8%	.8%	5.0%	5.0%
Note 18. Subsequent Events
We received notice in December 2013 from the holder of one of our ground leases in Texas of its intent to exercise its purchase option under the ground lease. This transaction is expected to close in the second half of 2014, will result in the disposition of three properties with total assets approximating $11.0 million at June 30, 2014, and we do not expect any impairment associated with this transaction.
In July 2014, we delivered an irrevocable notice to redeem the remaining $90 million of our 8.1% senior unsecured notes on September 15, 2014, which mature in 2019, and will be funded through our revolving credit facility. The notes will be redeemed at a purchase price of 100% of the principal amount, plus accrued and unpaid interest to the redemption date.
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
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 48.5 million square feet of gross leasable area, that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 3.6% of total rental revenues during the first six months of 2014.
At June 30, 2014, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 257 developed income-producing properties and two properties under development, which are located in 21 states spanning the country from coast to coast.
We also owned interests in 34 parcels of land held for development that totaled approximately 25.7 million square feet at June 30, 2014.
We had approximately 6,300 leases with 4,100 different tenants at June 30, 2014. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including real estate taxes, and additional rent payments based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.

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
Under our capital recycling plan, we continue to dispose of non-core operating properties, which provides capital for growth opportunities and strengthens our operating fundamentals. During 2014, we successfully disposed of real estate assets with our share of aggregate gross sales proceeds totaling $100.3 million, both directly or through our interest in real estate joint ventures or partnerships. This program is ongoing, and we expect to complete dispositions in the range of $300 million to $400 million in 2014, but we can give no assurances that this will actually occur. We have approximately $230 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close. In the event we reach our disposition goal for 2014, this will effectively mark the completion of our portfolio transformation initiative. We will continue to dispose of operating properties going forward, but the magnitude of these dispositions will be significantly reduced when compared to activity over the past four years. Also, we received notice in December 2013 from the holder of one of our ground leases in Texas of its intent to exercise its purchase option under the ground lease. This transaction is expected to close in the second half of 2014 and will result in the disposition of three properties.
As we are generally selling lower tier, non-core assets, potential buyers requiring financing for such acquisitions may find access to capital an issue, especially if long-term rates rise. However, we believe we can continue to successfully execute our capital recycling plan, although a number of factors, including weaknesses in the secured lending markets or a downturn in the economy, could adversely impact our ability to execute this plan.
We continue to actively seek acquisitions and new development opportunities to grow our operations. Despite substantial competition for quality opportunities and the uncertainty of long-term rates, we will continue to identify select acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. However, thus far in 2014, we have not been successful in closing any acquisitions. We will continue to focus on identifying new development projects as another source of growth. While the current high land prices combined with potential tenants unwillingness to pay required rents have not produced many viable new projects to date, there has been an increase in general activity and retailer interest, which we believe is a positive trend. During the first six months of 2014, we acquired a new development property in Wake Forest, North Carolina, with our expected investment to be approximately $16 million. Furthermore, subsequent to quarter-end, we have cleared the last hurdles to begin development of a mixed-use development project in Seattle, Washington, with our expected investment to approximate $28 million. For 2014, we expect to invest in acquisitions and new developments in the range of $100 million to $175 million, but we can give no assurances that this will actually occur.
In addition, we continue to look for internal growth opportunities. Currently, we have eight redevelopment projects in which we plan to invest approximately $44 million over the next 24 months. Additionally, in 2014 we completed one redevelopment project which has added approximately 7,200 incremental square feet to our portfolio at an incremental investment of $.6 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects will range between 10% to 15%.
We strive to maintain a strong, conservative capital structure which provides ready access to a variety of attractive long and short-term capital sources. We carefully balance lower cost short-term financing with long-term liabilities associated with acquired or developed long-term assets. During 2014, we paid down $315 million of medium term notes from the net proceeds of our $250 million issuance in October 2013 of 4.45% senior unsecured notes that had been previously invested in short-term investments of $50 million and cash and cash equivalents. Furthermore, in July 2014, we delivered an irrevocable notice to redeem the remaining $90 million of our 8.1% senior unsecured notes in September 2014, which we will fund through our revolving credit facility. This will further decrease our interest costs by replacing this high-cost debt with much lower-rate debt.
We believe that these transactions should continue to strengthen our consolidated balance sheet and further enhance our access to various sources of capital, while reducing our cost of capital. While the availability of capital has improved over the past few years, there can be no assurance that favorable pricing and availability will not deteriorate in the future. The transformation of our operating portfolio and the continued strengthening of our consolidated balance sheet has been rewarded with a change in outlook to Positive from Stable by Moody’s Investor Services in June 2014.

Operational Metrics
In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. As a result of our transformation initiative, the operating metrics of our portfolio continue to strengthen in 2014 as we focus on increasing occupancy and same property net operating income ("SPNOI"). Our portfolio delivered solid operating results with:

•
improved occupancy to 94.8% for the six months ended June 30, 2014 over the same period of 2013 of 94.2%, primarily as a result of our disposition program and lack of new available retail space in the market;

•	an increase of 3.4% in SPNOI for the six months ended June 30, 2014 over the same period of 2013, primarily as a result of continued strong leasing and low tenant fallout; and

•	rental rate increases of 10.9% for new leases and 8.9% for renewals during the second quarter of 2014.
Below are performance metrics associated with our signed occupancy, SPNOI growth and leasing activity on a pro rata basis:

	June 30,
	2014	2013
Anchor (space of 10,000 square feet or greater)	98.6%	97.7%
Non-Anchor	88.6%	88.6%
Total Occupancy	94.8%	94.2%

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
SPNOI Growth (1)	3.5%	3.4%
_______________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to operating income within this section of Item 2.

	Number of Leases	Square Feet ('000's)	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Leasing Activity:
Three Months Ended June 30, 2014
New leases (1)	54	163	$18.97	$17.11	$19.07	10.9%
Renewals	180	544	16.84	15.47	0.02	8.9%
Not comparable spaces	44	133
Total	278	840	$17.33	$15.84	$4.41	9.4%

Six Months Ended June 30, 2014
New leases (1)	115	280	$20.02	$18.44	$16.75	8.6%
Renewals	384	1,497	15.08	13.94	0.01	8.2%
Not comparable spaces	85	299
Total	584	2,076	$15.86	$14.64	$2.64	8.3%
_______________

(1)	Average external lease commissions per square foot for the three and six months ended June 30, 2014 were $4.52 and $5.37, respectively.

While we will continue to monitor the economy and the effects on our tenants, we believe the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio will allow us to further increase occupancy levels slightly as we move through the remainder of 2014, assuming, among other things, no bankruptcies by multiple national or regional tenants. A reduction in quality retail space available contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases. Leasing volume is anticipated to decline as we have less vacant space available for leasing. Our expectation is that SPNOI will average between 2.5% to 3.5% for 2014.
New Development
At June 30, 2014, we had two properties under development. We have funded $52.2 million to date on these projects, and we estimate our aggregate net investment upon completion to be $81.4 million. Overall, the average projected stabilized return on investment for these properties is approximately 8.3% upon completion.
We had approximately $107.6 million in land held for development at June 30, 2014. While we are experiencing a greater interest from retailers and other market participants in our land held for development, opportunities for economically viable developments remain scarce. We intend to continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains very challenging.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013
The following table is a summary of certain items in income from continuing operations from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the second quarter of 2014 as compared to the same period in 2013:

	Three Months Ended June 30,
	2014	2013	Change	% Change
Revenues	$130,191	$121,995	$8,196	6.7%
Depreciation and amortization	36,630	35,513	1,117	3.1
Real estate taxes, net	16,358	14,376	1,982	13.8
Interest expense	24,310	27,025	(2,715)	(10.0)
Interest and other income, net	803	2,097	(1,294)	(61.7)
Gain on sale and acquisition of real estate joint venture and partnerships interests	1,718	83	1,635	1,969.9
Benefit (provision) for income taxes	2,081	(147)	2,228	1,515.6
Revenues
The increase in revenues of $8.2 million is primarily attributable to an increase in net rental revenues from acquisitions and new development completions, which contributed $4.8 million, as well as increases in occupancy and rental rates.
Depreciation and Amortization
The increase of $1.1 million in depreciation and amortization is attributable primarily to acquisitions, new development completions and other capital activities.
Real Estate Taxes, net
The increase in real estate taxes, net of $2.0 million is primarily attributable to acquisitions, as well as rate and valuation changes.
Interest Expense, net
Net interest expense decreased $2.7 million or 10.0%. The components of net interest expense were as follows (in thousands):

	Three Months Ended June 30,
	2014	2013
Gross interest expense	$25,244	$27,498
Over-market mortgage adjustment	(184)	62
Capitalized interest	(750)	(535)
Total	$24,310	$27,025
Gross interest expense totaled $25.2 million during the second quarter of 2014, down $2.3 million or 8.2% from the second quarter of 2013. The decrease in gross interest expense is attributable primarily to a reduction in both the weighted average debt outstanding and interest rates as a result of the repayment of notes through the revolving credit facility, dispositions proceeds and short-term investments from the October 2013 note issuance. In the second quarter of 2014, the weighted average debt outstanding was $2.1 billion at a weighted average interest rate of 4.76% as compared to $2.2 billion outstanding at a weighted average interest rate of 5.07% in the same period of 2013.

Interest and Other Income, net
The decrease of $1.3 million in interest and other income, net is attributable primarily to the repayment of various notes receivable in previous periods.
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests
The increase of $1.6 million is attributable primarily to the gain in the second quarter of 2014 associated with the partial disposition of an unconsolidated real estate joint venture interest.
Benefit (Provision) for Income Taxes
The increase of $2.2 million in the benefit (provision) for income taxes is attributable to the realization of a $2.1 million tax benefit in the second quarter of 2014 associated with the sale of unimproved land in our taxable REIT subsidiary, which was previously impaired.
Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013
The following table is a summary of certain items in income from continuing operations from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the first six months of 2014 as compared to the same period in 2013:

	Six Months Ended June 30,
	2014	2013	Change	% Change
Revenues	$257,783	$239,822	$17,961	7.5%
Depreciation and amortization	77,254	71,691	5,563	7.8
Real estate taxes, net	31,007	27,979	3,028	10.8
General and administrative expenses	11,733	12,848	(1,115)	(8.7)
Interest expense, net	48,890	42,464	6,426	15.1
Interest and other income, net	2,797	3,923	(1,126)	(28.7)
Gain on sale and acquisition of real estate joint venture and partnerships interests	1,718	11,592	(9,874)	(85.2)
Benefit for income taxes	1,601	30	1,571	5,236.7
Revenues
The increase in revenues of $18.0 million is attributable to an increase in net rental revenues from acquisitions and new development completions, which contributed $10.8 million, as well as increases in occupancy and rental rates.
Depreciation and Amortization
The increase of $5.6 million is attributable primarily the acceleration of depreciation totaling $3.6 million in the first quarter of 2014 for a redevelopment project, as well as acquisitions, new development completions and other capital activities.
Real Estate Taxes, net
The increase in real estate taxes, net of $3.0 million is primarily attributable to acquisitions, as well as rate and valuation changes.
General and Administrative Expenses
The decrease in general and administrative expenses of $1.1 million is primarily attributable to a decline in salary costs and benefits associated with a reduction in personnel, as well as a decrease in share-based compensation associated with the retirement of eligible employees.

Interest Expense, net
Net interest expense increased $6.4 million or 15.1%. The components of net interest expense were as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Gross interest expense	$50,881	$53,166
Over-market mortgage adjustment	(581)	(9,598)
Capitalized interest	(1,410)	(1,104)
Total	$48,890	$42,464
Gross interest expense totaled $50.9 million during the first six months of 2014, down $2.3 million or 4.3% from the first six months of 2013. The decrease in gross interest expense results from a reduction in interest rates as a result of the repayment of notes through the revolving credit facility, dispositions proceeds and short-term investments from the October 2013 note issuance. In the first six months of 2014, the weighted average debt outstanding was $2.1 billion at a weighted average interest rate of 4.69% as compared to $2.1 billion outstanding at a weighted average interest rate of 5.10% in the same period of 2013. The decrease in the over-market mortgage adjustment of $9.0 million is attributable primarily to a $9.7 million write-off in 2013 of an above-market mortgage intangible from the early payoff of the associated mortgage.
Interest and Other Income, net
The decrease of $1.1 million in interest and other income, net is attributable primarily to the repayment of various notes receivable in previous periods.
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests
The gain in 2014 is associated with the partial disposition of an unconsolidated real estate joint venture interest, while the gain in 2013 is attributable to the liquidation of an unconsolidated real estate joint venture that owned industrial properties.
Benefit for Income Taxes
The increase of $1.6 million in the benefit for income taxes is attributable to the realization of a $2.1 million tax benefit in the second quarter of 2014 associated with the sale of unimproved land in our taxable REIT subsidiary, which was previously impaired.
Capital Resources and Liquidity
Our primary operating liquidity needs are paying our common and preferred dividends, maintaining and operating our existing properties, paying our debt service costs, excluding debt maturities, and funding capital expenditures. Under our 2014 business plan, cash flows from operating activities are expected to meet these planned capital needs.
The primary sources of capital for funding any debt maturities, acquisitions and new development are our excess cash flow generated by our operating properties; credit facilities; proceeds from both secured and unsecured debt issuances; proceeds from common and preferred equity issuances; and cash generated from the sale of property and the formation of joint ventures. Amounts outstanding under the revolving credit facility are retired as needed with proceeds from the issuance of long-term debt, common and preferred equity, cash generated from the disposition of properties and cash flow generated by our operating properties.
As of June 30, 2014, we had an available borrowing capacity of $351.9 million under our revolving credit facility, and our remaining debt maturities for 2014 total $134.2 million, which includes the announced redemption of $90 million of our 8.1% senior unsecured notes in September 2014. We paid down $315 million of medium term notes during 2014 from the net proceeds of our $250 million issuance in October 2013 of 4.45% senior unsecured notes that previously had been invested in short-term investments of $50 million and cash and cash equivalents.
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

During 2014, aggregate gross sales proceeds from our dispositions totaled $100.3 million. Operating cash flows from discontinued operations are included in net cash from operating activities in our Condensed Consolidated Statements of Cash Flows, while proceeds from discontinued operations are included as investing activities. At June 30, 2014, discontinued operations represent .9% of our net cash from operating activities, and we expect future net cash from operating activities to decrease accordingly when compared to prior periods.
We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. Off-balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $418.1 million, of which our pro rata ownership is $166.3 million, at June 30, 2014. Scheduled principal mortgage payments on this debt, excluding non-cash related items totaling $1.2 million, at 100% are as follows (in millions):

2014 remaining	$83.8
2015	31.0
2016	110.9
2017	56.8
2018	6.3
Thereafter	128.1
Total	$416.9
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
Investing Activities
Dispositions
During 2014, we sold five centers and other property, including real estate assets through our interests in unconsolidated real estate joint ventures and partnerships, and we partially disposed of an unconsolidated real estate joint venture interest. Our share of aggregate gross sales proceeds from these transactions totaled $100.3 million and generated gains of approximately $24.9 million.
During 2014, we completed the dissolution of our consolidated real estate joint venture with Hines, in which we owned a 30% interest. This joint venture held a portfolio of 13 centers located in Texas, Tennessee, Georgia, Florida and North Carolina. The transaction was completed through the distribution of five centers to us, resulting in an increase to our equity of $11.0 million, and eight centers to Hines. The centers distributed to Hines were classified as held for sale at December 31, 2013, and we realized a $23.3 million gain in discontinued operations associated with this transaction.
New Development
At June 30, 2014, we had two projects under development with a total square footage of approximately .5 million, of which we have funded $52.2 million to date on these projects. Upon completion, we expect our aggregate net investment in these properties to be $81.4 million.
We have cleared the last hurdles to begin development of a mixed-use development project in Seattle, Washington. This project is expected to add approximately 63,000 leasable square feet to our portfolio upon completion, and our expected total investment is approximately $28 million.
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

Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Acquisitions	$—	$72,024
Tenant Improvements	9,867	14,626
New Development	14,544	8,595
Capital Improvements	4,408	2,631
Other	7,707	5,508
Total	$36,526	$103,384
The decrease in capital expenditures is attributable primarily to a decline in acquisition activity in the first half of 2014 compared to the same period in 2013.
For 2014, we anticipate our acquisitions to total between $50 million and $100 million. We anticipate our 2014 tenant improvement expenditures to be consistent with 2013. Our new development investment for 2014 is estimated to be approximately $50 million to $75 million. For 2014, capital improvement spending is expected to be consistent with 2013 expenditures. No assurances can be provided that our planned capital activities will occur. Further, we have entered into commitments aggregating $54.7 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our revolving credit facility.
Capital expenditures for additions described above relate to cash flows from investing activities as follows(in thousands):

	Six Months Ended June 30,
	2014	2013
Acquisition of real estate and land	$—	$54,753
Development and capital improvements	35,774	30,644
Real estate joint ventures and partnerships - Investments	752	17,698
Notes receivable from real estate joint ventures and partnerships - Advances for capital expenditures	—	289
Total	$36,526	$103,384
Capitalized soft costs, including payroll and other general and administrative costs, interest and real estate taxes, totaled $4.7 million and $4.5 million for the six months ended June 30, 2014 and 2013, respectively.
Financing Activities
Debt
Total debt outstanding was $2.1 billion at June 30, 2014 and included $1.8 billion which bears interest at fixed rates and $263.9 million, including the effect of $66.0 million of interest rate contracts, which bears interest at variable rates. Additionally, of our total debt, $674.9 million was secured by operating properties while the remaining $1.4 billion was unsecured.
At June 30, 2014, we have a $500 million unsecured revolving credit facility which expires in April 2017 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At June 30, 2014, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 115 and 20 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million. As of July 31, 2014, we had $140 million outstanding, and the available balance was $356.9 million, net of $3.1 million in outstanding letters of credit.

We also have an agreement with a bank for an unsecured and uncommitted overnight facility totaling $99 million that we maintain for cash management purposes. The facility provides for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin based on market liquidity. As of July 31, 2014, we had no amount outstanding under this facility.
For the six months ended June 30, 2014, the maximum balance and weighted average balance outstanding under both facilities combined were $165.9 million and $132.8 million, respectively, at a weighted average interest rate of .8%.
During 2014, we paid down $315 million of medium term notes from the net proceeds of our $250 million issuance in October 2013 of 4.45% senior unsecured notes that had been previously invested in short-term investments of $50 million and cash and cash equivalents. Additionally, in July 2014, we delivered an irrevocable notice to redeem the remaining $90 million of our 8.1% senior unsecured notes in September 2014, which we will fund through our revolving credit facility.
Our five most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of June 30, 2014.
Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at June 30, 2014:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	43.5%
Secured Debt to Asset Ratio	Less than 40.0%	14.2%
Annual Service Charge Ratio	Greater than 1.5	3.2
Unencumbered Asset Test	Greater than 150%	238.8%
At June 30, 2014, we had two interest rate contracts with an aggregate notional amount of $66.0 million that were designated as fair value hedges and convert fixed interest payments at rates of 7.5% to variable interest payments ranging from 4.2% to 4.3%.
At June 30, 2014, we had three interest rate contracts with an aggregate notional amount of $25.5 million that were designated as cash flow hedges. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
We could be exposed to losses in the event of nonperformance by the counter-parties related to our interest rate contracts; however, management believes such nonperformance is unlikely.
Equity
In February 2014, our Board of Trust Managers approved a 6.6% increase in our quarterly dividend rate for our common shares from $.305 to $.325 per share commencing with the first quarter 2014 distribution. Common and preferred dividends paid totaled $84.3 million during the first six months of 2014. Our dividend payout ratio (as calculated as dividends paid on common shares divided by funds from operations (“FFO”) - basic) for the first six months of 2014 approximated 62.2%, which is inclusive of non-cash transactions.
We have an effective universal shelf registration statement which expires in October 2014. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.

Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $54.7 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of June 30, 2014 (in thousands):

	Remaining
	2014	2015	2016	2017	2018	Thereafter	Total
Mortgages and Notes Payable (1)
Unsecured Debt	$133,285	$130,955	$115,164	$58,200	$210,200	$1,025,489	$1,673,293
Secured Debt	62,293	183,308	199,546	135,032	60,065	151,620	791,864
Lease Payments	1,821	3,451	3,334	3,165	3,138	132,090	146,999
Other Obligations (2)	27,441	33,167	50	50	—	—	60,708
Total Contractual Obligations	$224,840	$350,881	$318,094	$196,447	$273,403	$1,309,199	$2,672,864

_______________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at June 30, 2014, excluding the effect of interest rate swaps. Also, excludes a $73.7 million debt service guaranty liability.

(2)
Other obligations include income and real estate tax payments and commitments associated with our secured debt payments. Contributions to our retirement plan are fully funded for 2014, and therefore, are excluded from the above table.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Sheridan Redevelopment Agency issued Series A bonds used for an urban renewal project, of which $73.7 million remain outstanding at June 30, 2014. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our consolidated financial statements as of June 30, 2014.
Off-Balance Sheet Arrangements
As of June 30, 2014, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $3.1 million were outstanding under the revolving credit facility at June 30, 2014.
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
Reconsideration events, including changes in variable interests, could cause us to consolidate these joint ventures and partnerships. We continuously evaluate these events as we become aware of them. Some triggers to be considered are additional contributions required by each partner and each partner’s ability to make those contributions. Under certain of these circumstances, we may purchase our partner’s interest. Our material unconsolidated real estate joint ventures are with entities which appear sufficiently stable; however, if market conditions were to deteriorate and our partners are unable to meet their commitments, there is a possibility we may have to consolidate these entities. If we were to consolidate all of our unconsolidated real estate joint ventures, we would continue to be in compliance with our debt covenants.
As of June 30, 2014, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender has the ability to make decisions that could have a significant impact on the profitability of the entity. Our maximum risk of loss associated with this VIE was limited to $11.3 million at June 30, 2014.

We have a real estate limited partnership agreement with a foreign institutional investor with a remaining potential obligation to purchase up to $240 million through December 31, 2014. Our ownership in this unconsolidated real estate limited partnership is 51%. To date, one property has been purchased.
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

FFO is calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to common shareholders	$32,686	$45,421	$93,279	$79,089
Depreciation and amortization	35,420	37,511	75,140	76,182
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	3,923	4,434	7,623	8,927
Impairment of operating properties and real estate equity investments	—	165	—	457
Impairment of operating properties of unconsolidated real estate joint ventures and partnerships	—	3	—	366
Gain on sale of property and interests in real estate equity investments	(6,804)	(41,906)	(48,175)	(53,553)
Gain on dispositions of unconsolidated real estate joint ventures and partnerships	(159)	—	(168)	(243)
Other	(4)	—	(4)	—
Funds from operations – basic	65,062	45,628	127,695	111,225
Income attributable to operating partnership units	457	446	913	891
Funds from operations – diluted	$65,519	$46,074	$128,608	$112,116

Weighted average shares outstanding – basic	121,497	121,286	121,449	121,172
Effect of dilutive securities:
Share options and awards	1,337	1,288	1,292	1,223
Operating partnership units	1,499	1,555	1,499	1,556
Weighted average shares outstanding – diluted (1)	124,333	124,129	124,240	123,951

Funds from operations per share – basic	$0.54	$0.38	$1.05	$0.92

Funds from operations per share – diluted	$0.53	$0.37	$1.04	$0.90
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

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Beginning of the period	248	252
Properties added:
Acquisitions	—	4
New Developments	—	4
Redevelopments	—	2
Properties removed:
Dispositions	(3)	(13)
Redevelopments	—	(4)
End of the period	245	245
We calculate SPNOI using operating income as defined by GAAP excluding property management fees, certain non-cash revenues and expenses such as straight-line rental revenue and the related reversal of such amounts upon early lease termination, depreciation, amortization, impairment losses, general and administrative expenses, acquisition costs and other nonrecurring items such as lease cancellation income, environmental abatement costs and demolition expenses. Consistent with the capital treatment of such costs under GAAP, tenant improvements, leasing commissions and other direct leasing costs are excluded from SPNOI. A reconciliation of operating income to SPNOI is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Income	$47,463	$42,259	$89,254	$80,551
Less:
Revenue adjustments (1)	1,696	3,506	3,140	5,877
Add:
Property management fees	640	696	1,568	1,625
Depreciation and amortization	36,630	35,513	77,254	71,691
Impairment loss	—	165	—	221
General and administrative	5,820	6,184	11,733	12,848
Acquisition costs	2	125	19	356
Other (2)	(103)	(451)	396	(227)
Net Operating Income	88,756	80,985	177,084	161,188
Less: NOI related to consolidated entities not defined as same property and noncontrolling interests	(7,962)	(3,641)	(15,888)	(6,823)
Add: Pro rata share of unconsolidated entities defined as same property	9,450	9,842	18,671	19,621
Same Property Net Operating Income	$90,244	$87,186	$179,867	$173,986
_______________

(1)	Revenue adjustments consist primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.

(2)	Other includes items such as environmental abatement costs and demolition expenses.

Newly Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU's core objective is for an entity to recognize revenue based on the consideration it expects to receive in exchange for goods or services. Additionally, this ASU requires entities to use a single model in accounting for revenues derived from contracts with customers. ASU No. 2014-09 replaces prior guidance regarding the recognition of revenue from sales of real estate except for revenue from sales that are part of a sale-leaseback transaction. The provisions of ASU No. 2014-09 are effective for us on January 1, 2017, and are required to be applied either on a retrospective or a modified retrospective approach. We are currently assessing the impact, if any, that the adoption of this ASU will have on our consolidated financial statements.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At June 30, 2014, we had fixed-rate debt of $1.8 billion and variable-rate debt of $263.9 million, after adjusting for the net effect of $66.0 million notional amount of interest rate contracts. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $2.6 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $6.2 million and $102.8 million, respectively.
ITEM 4.    Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2014. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.
There has been no change to our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
DATE: August 7, 2014

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