Form 10-Q
period 2014-09-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2014-11-06
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES☐ NO☒
As of October 31, 2014, there were 122,275,125 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rentals, net	$127,974	$120,361	$380,398	$353,880
Other	2,547	2,941	7,906	9,244
Total	130,521	123,302	388,304	363,124
Expenses:
Depreciation and amortization	36,694	35,348	113,948	107,039
Operating	23,454	24,430	71,989	70,962
Real estate taxes, net	15,412	14,717	46,419	42,696
Impairment loss	—	2,358	—	2,579
General and administrative	6,146	5,964	17,879	18,812
Total	81,706	82,817	250,235	242,088
Operating Income	48,815	40,485	138,069	121,036
Interest Expense, net	(24,373)	(26,018)	(73,263)	(68,482)
Interest and Other Income, net	96	1,864	2,893	5,787
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests	—	7	1,718	11,599
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	7,881	5,125	16,331	14,467
Benefit for Income Taxes	284	226	1,885	256
Income from Continuing Operations	32,703	21,689	87,633	84,663
Operating Income from Discontinued Operations	—	2,323	342	9,925
Gain on Sale of Property from Discontinued Operations	—	38,214	44,582	116,226
Income from Discontinued Operations	—	40,537	44,924	126,151
Gain on Sale of Property	69,496	163	71,407	570
Net Income	102,199	62,389	203,964	211,384
Less: Net Income Attributable to Noncontrolling Interests	(1,870)	(1,847)	(4,936)	(41,056)
Net Income Adjusted for Noncontrolling Interests	100,329	60,542	199,028	170,328
Dividends on Preferred Shares	(2,710)	(2,710)	(8,130)	(15,463)
Redemption Costs of Preferred Shares	—	—	—	(17,944)
Net Income Attributable to Common Shareholders	$97,619	$57,832	$190,898	$136,921
Earnings Per Common Share - Basic:
Income from continuing operations attributable to common shareholders	$0.80	$0.14	$1.20	$0.40
Income from discontinued operations	—	0.34	0.37	0.73
Net income attributable to common shareholders	$0.80	$0.48	$1.57	$1.13
Earnings Per Common Share - Diluted:
Income from continuing operations attributable to common shareholders	$0.79	$0.14	$1.19	$0.39
Income from discontinued operations	—	0.33	0.36	0.73
Net income attributable to common shareholders	$0.79	$0.47	$1.55	$1.12
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	$102,199	$62,389	$203,964	$211,384
Other Comprehensive Income:
Net unrealized (loss) gain on investments, net of taxes	(49)	(34)	203	(34)
Realized gain on investments	—	—	(38)	—
Net unrealized gain (loss) on derivatives	83	(293)	135	6,735
Amortization of loss on derivatives	404	480	1,280	1,802
Retirement liability adjustment	96	364	244	1,093
Total	534	517	1,824	9,596
Comprehensive Income	102,733	62,906	205,788	220,980
Comprehensive Income Attributable to Noncontrolling Interests	(1,870)	(1,847)	(4,936)	(41,056)
Comprehensive Income Adjusted for Noncontrolling Interests	$100,863	$61,059	$200,852	$179,924
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Property	$4,140,817	$4,289,276
Accumulated Depreciation	(1,050,027)	(1,058,040)
Property Held for Sale, net	30,129	122,614
Property, net *	3,120,919	3,353,850
Investment in Real Estate Joint Ventures and Partnerships, net	266,720	266,158
Total	3,387,639	3,620,008
Notes Receivable from Real Estate Joint Ventures and Partnerships	—	13,330
Unamortized Debt and Lease Costs, net	139,754	164,828
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $7,951 in 2014 and $9,386 in 2013) *	80,714	82,351
Cash and Cash Equivalents *	12,975	91,576
Restricted Deposits and Mortgage Escrows	36,230	4,502
Other, net	203,912	247,334
Total Assets	$3,861,224	$4,223,929
LIABILITIES AND EQUITY
Debt, net *	$2,007,755	$2,299,844
Accounts Payable and Accrued Expenses	102,692	108,535
Other, net	123,529	127,572
Total Liabilities	2,233,976	2,535,951
Commitments and Contingencies	—	—
Equity:
Shareholders’ Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 140 shares issued; 60 shares outstanding in 2014 and 2013; liquidation preference $150,000 in 2014 and 2013	2	2
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 122,267 in 2014 and 121,949 in 2013	3,693	3,683
Additional Paid-In Capital	1,700,420	1,679,229
Net Income Less Than Accumulated Dividends	(228,802)	(300,537)
Accumulated Other Comprehensive Loss	(2,378)	(4,202)
Total Shareholders’ Equity	1,472,935	1,378,175
Noncontrolling Interests	154,313	309,803
Total Equity	1,627,248	1,687,978
Total Liabilities and Equity	$3,861,224	$4,223,929
* Consolidated variable interest entities' assets held as collateral and debt included in the above balances (see Note 16):
Property, net	$48,086	$70,734
Accrued Rent and Accounts Receivable, net	2,753	2,855
Cash and Cash Equivalents	6,417	6,548
Debt, net	97,766	109,923
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net Income	$203,964	$211,384
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,208	116,216
Amortization of debt deferred costs and intangibles, net	2,952	(8,156)
Impairment loss	—	2,815
Equity in earnings of real estate joint ventures and partnerships, net	(16,331)	(14,467)
Gain on sale and acquisition of real estate joint venture and partnership interests	(1,718)	(11,599)
Gain on sale of property	(115,989)	(116,796)
Distributions of income from real estate joint ventures and partnerships, net	2,736	2,623
Changes in accrued rent and accounts receivable, net	(3,070)	(1,435)
Changes in other assets, net	(15,952)	(17,189)
Changes in accounts payable, accrued expenses and other liabilities, net	3,656	1,488
Other, net	3,712	6,062
Net cash provided by operating activities	178,168	170,946
Cash Flows from Investing Activities:
Acquisition of real estate and land	—	(58,173)
Development and capital improvements	(77,178)	(50,014)
Proceeds from sale of property and real estate equity investments, net	169,530	267,655
Change in restricted deposits and mortgage escrows	(31,531)	(13,461)
Notes receivable from real estate joint ventures and partnerships and other receivables - Advances	—	(289)
Notes receivable from real estate joint ventures and partnerships and other receivables - Collections	10,316	7,224
Real estate joint ventures and partnerships - Investments	(5,185)	(21,353)
Real estate joint ventures and partnerships - Distribution of capital	18,578	32,660
Purchase of investments	(3,000)	—
Proceeds from investments	51,288	—
Other, net	(11,899)	(7,086)
Net cash provided by investing activities	120,919	157,163
Cash Flows from Financing Activities:
Proceeds from issuance of debt	4,500	324,584
Principal payments of debt	(468,011)	(283,902)
Changes in unsecured credit facilities	216,000	48,500
Purchase of marketable securities in connection with the legal defeasance of debt	—	(5,823)
Proceeds from issuance of common shares of beneficial interest, net	1,838	5,778
Repurchase of preferred shares of beneficial interest	—	(275,000)
Common and preferred dividends paid	(126,477)	(126,269)
Debt issuance costs paid	(400)	(4,702)
Distributions to noncontrolling interests	(5,939)	(13,455)
Contributions from noncontrolling interests	980	33,884
Other, net	(179)	422
Net cash used in financing activities	(377,688)	(295,983)
Net (decrease) increase in cash and cash equivalents	(78,601)	32,126
Cash and cash equivalents at January 1	91,576	19,604
Cash and cash equivalents at September 30	$12,975	$51,730
Interest paid during the period (net of amount capitalized of $2,232 and $1,724, respectively)	$75,117	$85,594
Income taxes paid during the period	$1,705	$1,860
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2013	$7	$3,663	$1,934,183	$(335,980)	$(24,743)	$163,025	$1,740,155
Net income				170,328		41,056	211,384
Redemption of preferred shares	(5)		(257,051)	(17,944)			(275,000)
Shares issued under benefit plans		20	12,473				12,493
Dividends declared – common shares (1)				(111,509)			(111,509)
Dividends declared – preferred shares (2)				(14,760)			(14,760)
Distributions to noncontrolling interests						(13,455)	(13,455)
Contributions from noncontrolling interests						33,884	33,884
Other comprehensive income					9,596		9,596
Other, net			1,082	(703)		1,122	1,501
Balance, September 30, 2013	$2	$3,683	$1,690,687	$(310,568)	$(15,147)	$225,632	$1,594,289
Balance, January 1, 2014	$2	$3,683	$1,679,229	$(300,537)	$(4,202)	$309,803	$1,687,978
Net income				199,028		4,936	203,964
Shares issued under benefit plans		10	9,677				9,687
Dividends declared – common shares (1)				(119,163)			(119,163)
Dividends declared – preferred shares (2)				(7,314)			(7,314)
Distributions to noncontrolling interests						(5,939)	(5,939)
Contributions from noncontrolling interests						980	980
Acquisition of noncontrolling interests			11,015			(11,015)	—
Disposition of noncontrolling interests						(144,263)	(144,263)
Other comprehensive income					1,824		1,824
Other, net			499	(816)		(189)	(506)
Balance, September 30, 2014	$2	$3,693	$1,700,420	$(228,802)	$(2,378)	$154,313	$1,627,248
_______________

(1)	Common dividend per share was $.98 and $.92 for the nine months ended September 30, 2014 and 2013, respectively.

(2)
Series D preferred dividend per share was $13.08 for the nine months ended September 30, 2013. Series F preferred dividend per share was $121.88 and $119.62 for the nine months ended September 30, 2014 and 2013, respectively.

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
We operate a portfolio of neighborhood and community shopping centers, totaling approximately 47.4 million square feet of gross leaseable area, that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 3.4% of base minimum rental revenue during the first nine months of 2014. Total revenues less operating expenses and real estate taxes from continuing operations ("net operating income from continuing operations") generated by our properties located in Houston and its surrounding areas was 19.7% of total net operating income from continuing operations for the nine months ended September 30, 2014, and an additional 9.8% of net operating income from continuing operations is generated from properties that are located in other parts of Texas.
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
Our restricted deposits and mortgage escrows consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Restricted cash (1)	$33,101	$869
Mortgage escrows	3,129	3,633
Total	$36,230	$4,502
_______________

(1)	The increase between the periods presented is primarily attributable to $32.2 million placed in a qualified escrow account for the purpose of completing like-kind exchange transactions.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

	Gain on Investments		Gain on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2013	$(340)		$(1,233)		$5,775		$4,202
Change excluding amounts reclassified from accumulated other comprehensive loss	(203)		(135)		—		(338)
Amounts reclassified from accumulated other comprehensive loss	38	(1)	(1,280)	(2)	(244)	(3)	(1,486)
Net other comprehensive income	(165)		(1,415)		(244)		(1,824)
Balance, September 30, 2014	$(505)		$(2,648)		$5,531		$2,378
	Loss on Investments		(Gain) Loss on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2012	$—		$7,489		$17,254		$24,743
Change excluding amounts reclassified from accumulated other comprehensive loss	34		(6,735)		(103)		(6,804)
Amounts reclassified from accumulated other comprehensive loss			(1,802)	(2)	(990)	(3)	(2,792)
Net other comprehensive income	34		(8,537)		(1,093)		(9,596)
Balance, September 30, 2013	$34		$(1,048)		$16,161		$15,147
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
In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This ASU's core objective is that management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued. The provisions of ASU No. 2014-15 are effective for us as of December 31, 2016, and early adoption is permitted. We do not expect the adoption of this update to have any impact to our consolidated financial statements.
Note 3. Property
Our property consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Land	$822,989	$854,409
Land held for development	103,078	116,935
Land under development	24,702	4,262
Buildings and improvements	3,104,806	3,238,817
Construction in-progress	85,242	74,853
Total	$4,140,817	$4,289,276
During the nine months ended September 30, 2014, we sold 13 centers and other property. Aggregate gross sales proceeds from these transactions approximated $201.9 million and generated gains of approximately $92.7 million. Included in these transactions is the exercise of a purchase option by a holder of our ground leases in Texas that resulted in the disposition of three properties. Also, during the nine months ended September 30, 2014, we invested $41.1 million in new development projects.
At September 30, 2014, we classified seven properties as held for sale totaling $73.0 million before accumulated depreciation that did not qualify to be reported as discontinued operations. Subsequent to September 30, 2014, five of these properties classified as held for sale have been sold. We classified eight properties as held for sale as of December 31, 2013, totaling $155.0 million before accumulated depreciation that did qualify to be reported as discontinued operations (see Note 9 for additional information).

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

	September 30, 2014	December 31, 2013
Combined Condensed Balance Sheets
ASSETS
Property	$1,339,823	$1,401,982
Accumulated depreciation	(272,196)	(261,454)
Property, net	1,067,627	1,140,528
Other assets, net	138,797	142,638
Total Assets	$1,206,424	$1,283,166
LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable)	$383,295	$453,390
Amounts payable to Weingarten Realty Investors and Affiliates	15,011	30,214
Other liabilities, net	31,686	29,711
Total Liabilities	429,992	513,315
Equity	776,432	769,851
Total Liabilities and Equity	$1,206,424	$1,283,166

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Combined Condensed Statements of Operations
Revenues, net	$41,561	$40,804	$116,430	$124,064
Expenses:
Depreciation and amortization	9,823	11,343	30,836	34,922
Interest, net	5,932	7,131	17,692	22,091
Operating	6,939	7,298	20,073	20,859
Real estate taxes, net	4,378	4,739	13,824	14,335
General and administrative	191	187	721	637
Provision for income taxes	60	63	343	211
Impairment loss	—	59	—	1,887
Total	27,323	30,820	83,489	94,942
Operating income	$14,238	$9,984	$32,941	$29,122

Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $5.4 million and $6.1 million at September 30, 2014 and December 31, 2013, respectively, are generally amortized over the useful lives of the related assets.
Our real estate joint ventures and partnerships have determined from time to time that the carrying amount of certain properties was not recoverable and that the properties should be written down to fair value. There was no impairment charge for the three and the nine months ended September 30, 2014. For the three and nine months ended September 30, 2013, our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $.1 million and $1.9 million, respectively.
Fees earned by us for the management of these real estate joint ventures and partnerships totaled $1.1 million and $1.2 million for the three months ended September 30, 2014 and 2013, respectively, and $3.5 million and $3.8 million for the nine months ended September 30, 2014 and 2013, respectively.
During 2014, we had a partial disposition of a 50% interest at an unconsolidated real estate joint venture for approximately $5.1 million, resulting in a gain on our investment of $1.7 million. Also, we sold three properties and other property held in unconsolidated real estate joint ventures, for approximately $14.0 million, of which our share of the gain totaled $3.0 million.
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
Note 5. Notes Receivable from Real Estate Joint Ventures and Partnerships
We have ownership interests in a number of real estate joint ventures and partnerships. At September 30, 2014, we had no outstanding notes receivable from real estate joint ventures and partnerships. At December 31, 2013, various notes receivable from these entities bore interest ranging from approximately 2.9% to 5.7% per year and mature at various dates through 2017. Generally, these notes receivable were secured by underlying real estate assets.
The outstanding notes were fully paid during 2014, and no write-offs occurred. Interest income recognized on these notes was $.02 million and $.5 million for the three months ended September 30, 2014 and 2013, respectively, and $.1 million and $1.8 million for the nine months ended September 30, 2014 and 2013, respectively.
In December 2013, we acquired our partner’s 50% unconsolidated joint venture interest in a California property, which included the settlement of $54.8 million of our notes receivable from real estate joint ventures and partnerships.
Note 6. Debt
Our debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Debt payable to 2038 at 2.6% to 8.6%	$1,697,015	$2,205,104
Unsecured notes payable under credit facilities	216,000	—
Debt service guaranty liability	73,740	73,740
Obligations under capital leases	21,000	21,000
Total	$2,007,755	$2,299,844

The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	September 30, 2014	December 31, 2013
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$1,676,607	$2,136,265
Variable-rate debt	331,148	163,579
Total	$2,007,755	$2,299,844
As to collateralization:
Unsecured debt	$1,371,931	$1,572,057
Secured debt	635,824	727,787
Total	$2,007,755	$2,299,844
We maintain a $500 million unsecured revolving credit facility, which was last amended on April 18, 2013. This facility expires in April 2017, provides for two consecutive six-month extensions upon our request and borrowing rates that float at a margin over LIBOR plus a facility fee. At September 30, 2014, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 115 and 20 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million.
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
The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	September 30, 2014	December 31, 2013
Unsecured revolving credit facility:
Balance outstanding	$200,000	$—
Available balance	296,946	497,821
Letters of credit outstanding under facility	3,054	2,179
Variable interest rate (excluding facility fee)	0.7%	—%
Unsecured and uncommitted overnight facility:
Balance outstanding	$16,000	$—
Variable interest rate	1.3%	—%
Both facilities:
Maximum balance outstanding during the period	$270,000	$265,500
Weighted average balance	141,393	61,642
Year-to-date weighted average interest rate (excluding facility fee)	0.8%	1.0%
Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of both September 30, 2014 and December 31, 2013, we had $73.7 million outstanding for the debt service guaranty liability.

During 2014, $315 million of fixed-rate medium term notes matured and were repaid at a weighted average interest rate of 5.2%, and we redeemed all $100 million of our 8.1% senior unsecured notes. The majority of the 8.1% senior unsecured notes was redeemed at a purchase price of 100% of the principal amount, plus accrued and unpaid interest through the redemption date. In conjunction with the redemption in the third quarter of 2014, we wrote off $1.2 million of debt costs. During 2013, $173.6 million of fixed-rate medium term notes matured and were repaid at a weighted average interest rate of 5.4% and a $100 million 6% secured fixed-rate note payable was repaid prior to maturity.
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
Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At September 30, 2014 and December 31, 2013, the carrying value of such assets aggregated $1.1 billion and $1.2 billion, respectively.
Scheduled principal payments on our debt (excluding $216.0 million due under our credit facilities, $21.0 million of certain capital leases, $4.0 million fair value of interest rate contracts, $(3.1) million net premium/(discount) on debt, $4.5 million of non-cash debt-related items, and $73.7 million debt service guaranty liability) are due during the following years (in thousands):

2014 remaining	$4,417
2015	239,702
2016	249,954
2017	145,357
2018	59,945
2019	53,556
2020	34,990
2021	1,883
2022	304,397
2023	301,494
Thereafter	295,897
Total	$1,691,592
Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of September 30, 2014.
Note 7. Derivatives and Hedging
The fair value of all our interest rate contracts is reported as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
September 30, 2014	Other Assets, net	$4,038	Other Liabilities, net	$337
December 31, 2013	Other Assets, net	5,282	Other Liabilities, net	476

The gross presentation, the effects of offsetting under master netting agreements and the net presentation of our interest rate contracts is as follows (in thousands):

				Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2014
Assets	$4,038	$—	$4,038	$—	$—	$4,038
Liabilities	337	—	337	—	—	337

December 31, 2013
Assets	5,282	—	5,282	—	—	5,282
Liabilities	476	—	476	—	—	476
Cash Flow Hedges
As of September 30, 2014 and December 31, 2013, we had three interest rate contracts designated as cash flow hedges with an aggregate notional amount of $25.4 million and $25.8 million, respectively. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
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
As of September 30, 2014 and December 31, 2013, the net gain balance in accumulated other comprehensive loss relating to cash flow interest rate contracts was $2.6 million and $1.2 million, respectively, and will be reclassified to net interest expense as interest payments are made on our fixed-rate debt. Within the next 12 months, a loss of approximately $1.8 million in accumulated other comprehensive loss is expected to be amortized to net interest expense related to settled interest rate contracts.
A summary of cash flow interest rate contract hedging activity is as follows (in thousands):

Derivatives Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended September 30, 2014	$(83)	Interest expense, net	$(404)	Interest expense, net	$—
Nine Months Ended September 30, 2014	(135)	Interest expense, net	(1,280)	Interest expense, net	—
Three Months Ended September 30, 2013	293	Interest expense, net	(669)	Interest expense, net	189
Nine Months Ended September 30, 2013	(6,735)	Interest expense, net	(1,991)	Interest expense, net	189

Fair Value Hedges
As of September 30, 2014, we had two interest rate contracts, maturing through October 2017, with an aggregate notional amount of $65.6 million that were designated as fair value hedges and convert fixed interest payments at rates of 7.5% to variable interest payments ranging from 4.2% to 4.3%. As of December 31, 2013, we had four interest rate contracts, maturing through October 2017, with an aggregate notional amount of $116.7 million that were designated as fair value hedges and convert fixed interest payments at rates from 4.2% to 7.5% to variable interest payments ranging from .2% to 4.3%. We have determined that our fair value hedges are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in interest rates.
A summary of the impact on net income for our interest rate contracts is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Net Settlements and Accruals on Contracts	Amount of Gain (Loss) Recognized in Income (1)
Three Months Ended September 30, 2014
Interest expense, net	$(723)	$723	$518	$518
Nine Months Ended September 30, 2014
Interest expense, net	(1,241)	1,241	1,664	1,664
Three Months Ended September 30, 2013
Interest expense, net	(482)	482	1,015	1,015
Nine Months Ended September 30, 2013
Interest expense, net	(3,586)	3,586	3,065	3,065
_______________

(1)	No ineffectiveness was recognized during the respective period.
Note 8. Noncontrolling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net income adjusted for noncontrolling interests	$199,028	$170,328
Transfers from the noncontrolling interests:
Net increase in equity for the acquisition of noncontrolling interests	11,015	—
Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$210,043	$170,328
Note 9. Discontinued Operations
For the nine months ended September 30, 2014, we disposed 12 centers, three in each of Georgia and Texas and two in each of Florida, Louisiana and North Carolina. These dispositions represent the centers that were classified as discontinued operations or held for sale prior to April 1, 2014, the adoption date for the new qualification criteria for discontinued operations (see Note 2 for further information). Since adoption, no other dispositions qualify as discontinued operations under the new guidance.
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

The operating results of these centers have been reclassified and reported as discontinued operations in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues, net	$—	$9,408	$1,062	$36,424
Depreciation and amortization	—	(2,261)	(260)	(9,177)
Operating expenses	—	(1,527)	(285)	(6,224)
Real estate taxes, net	—	(1,059)	(136)	(3,960)
Impairment loss	—	—	—	(236)
General and administrative	—	(3)	(2)	(19)
Interest, net	—	(2,076)	(19)	(6,580)
Provision for income taxes	—	(159)	(18)	(303)
Operating income from discontinued operations	—	2,323	342	9,925
Gain on sale of property from discontinued operations	—	38,214	44,582	116,226
Income from discontinued operations	$—	$40,537	$44,924	$126,151
Note 10. Supplemental Cash Flow Information
Non-cash investing and financing activities are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Accrued property construction costs	$4,775	$9,662
Increase in equity for the acquisition of noncontrolling interests in consolidated real estate joint ventures	11,015	—
Decrease in notes receivable from real estate joint ventures and partnerships in association with our contribution in an unconsolidated real estate joint venture	(6,431)	—
Property acquisitions and investments in unconsolidated real estate joint ventures:
Increase in property, net	—	18,698
Decrease in notes receivable from real estate joint ventures and partnerships	—	(3,636)
Decrease in real estate joint ventures and partnerships - investments	—	(50)
Increase in debt, net	—	21,396
Increase in security deposits	—	129
Sale of property and property interest:
Decrease in property, net	(127,837)	—
Decrease in real estate joint ventures and partnerships - investments	(17)	—
Decrease in other, net	(34)	—
Decrease in debt, net due to debt assumption	(11,069)	—
Decrease in security deposits	(459)	—
Decrease in noncontrolling interests	(155,278)	—

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Continuing Operations:
Income from continuing operations	$32,703	$21,689	$87,633	$84,663
Gain on sale of property	69,496	163	71,407	570
Net income attributable to noncontrolling interests	(1,870)	(1,921)	(4,988)	(3,914)
Dividends on preferred shares	(2,710)	(2,710)	(8,130)	(15,463)
Redemption costs of preferred shares	—	—	—	(17,944)
Income from continuing operations attributable to common shareholders – basic	97,619	17,221	145,922	47,912
Income attributable to operating partnership units	455	—	1,368	—
Income from continuing operations attributable to common shareholders – diluted	$98,074	$17,221	$147,290	$47,912
Discontinued Operations:
Income from discontinued operations	$—	$40,537	$44,924	$126,151
Net loss (income) attributable to noncontrolling interests	—	74	52	(37,142)
Income from discontinued operations attributable to common shareholders – basic and diluted	$—	$40,611	$44,976	$89,009
Denominator:
Weighted average shares outstanding - basic	121,560	121,359	121,487	121,235
Effect of dilutive securities:
Share options and awards	1,385	1,172	1,316	1,206
Operating partnership units	1,495	—	1,498	—
Weighted average shares outstanding - diluted	124,440	122,531	124,301	122,441
Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Share options (1)	1,210	1,929	1,916	1,929
Operating partnership units	—	1,555	—	1,555
Total anti-dilutive securities	1,210	3,484	1,916	3,484
_______________

(1)	Exclusion results as exercise prices were greater than the average market price for each respective period.

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
The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Nine Months Ended September 30, 2014
	Minimum	Maximum
Dividend yield	0.0%	4.1%
Expected volatility	14.8%	25.3%
Expected life (in years)	N/A	3
Risk-free interest rate	0.1%	0.8%
A summary of the status of unvested restricted share awards for the nine months ended September 30, 2014 is as follows:

	Unvested Restricted Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2014	575,167	$26.54
Granted:
Service-based awards	109,519	30.11
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	49,065	33.88
Market-based awards relative to three-year absolute TSR	49,065	27.63
Trust manager awards	29,043	31.00
Vested	(116,877)	21.34
Forfeited	(301)	28.32
Outstanding, September 30, 2014	694,681	$28.76
As of September 30, 2014 and December 31, 2013, there was approximately $3.4 million and $3.9 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 1.2 years and 1.4 years, respectively.

Note 13. Employee Benefit Plans
Defined Benefit Plans
We sponsor a noncontributory qualified retirement plan. The components of net periodic benefit cost for this plan are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$252	$285	$756	$993
Interest cost	450	344	1,350	1,197
Expected return on plan assets	(740)	(545)	(2,220)	(1,898)
Recognized loss	96	284	288	990
Total	$58	$368	$174	$1,282
For the nine months ended September 30, 2014 and 2013, we contributed $2.1 million and $1.8 million, respectively, to the qualified retirement plan. Currently, we do not anticipate making any additional contributions to this plan during 2014.
Defined Contribution Plans
Compensation expense related to our defined contribution plans was $.8 million for both the three months ended September 30, 2014 and 2013, and $2.5 million for both the nine months ended September 30, 2014 and 2013.
Note 14. Related Parties
Through our management activities and transactions with our real estate joint ventures and partnerships, we had net accounts receivable of $1.8 million and $1.4 million outstanding as of September 30, 2014 and December 31, 2013, respectively. We also had accounts payable and accrued expenses of $5.3 million and $5.6 million outstanding as of September 30, 2014 and December 31, 2013, respectively. For the three months ended September 30, 2014 and 2013, we recorded joint venture fee income of $1.1 million and $1.2 million, respectively. For the nine months ended September 30, 2014 and 2013, we recorded joint venture fee income of $3.5 million and $3.8 million, respectively.
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

Note 15. Commitments and Contingencies
Commitments and Contingencies
As of September 30, 2014 and December 31, 2013, we participated in three real estate ventures structured as DownREIT partnerships that have properties in Arkansas, California, North Carolina and Texas. As a general partner, we have operating and financial control over these ventures and consolidate them in our consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us in exchange for our common shares or an equivalent amount in cash. We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. No common shares were issued in exchange for any of these interests during the nine months ended September 30, 2014 or 2013. The aggregate redemption value of these interests was approximately $47 million and $41 million as of September 30, 2014 and December 31, 2013, respectively.
As of September 30, 2014, we have entered into commitments aggregating $56.5 million comprised principally of construction contracts which are generally due in 12 to 36 months.
We issue letters of intent signifying a willingness to negotiate for acquisitions, dispositions or joint ventures, as well as other types of potential transactions, during the ordinary course of our business. Such letters of intent and other arrangements are non-binding to all parties unless and until a definitive contract is entered into by the parties. Even if definitive contracts relating to the acquisition or disposition of property are entered into, these contracts generally provide the purchaser a time period to evaluate the property and conduct due diligence. The purchaser, during this time, will have the ability to terminate a contract without penalty or forfeiture of any deposit or earnest money. No assurance can be provided that any definitive contracts will be entered into with respect to any matter covered by letters of intent, or that we will consummate any transaction contemplated by a definitive contract. Additionally, due diligence periods for property transactions are frequently extended as needed. An acquisition or disposition of property becomes probable at the time the due diligence period expires and the definitive contract has not been terminated. Our risk is then generally extended only to any earnest money deposits associated with property acquisition contracts, and our obligation to sell under a property sales contract.
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

Note 16. Variable Interest Entities
Consolidated VIEs
At September 30, 2014, one of our real estate joint ventures, whose activities primarily consisted of owning and operating 16 neighborhood/community shopping centers located in Texas, was determined to be VIE. During 2014, we completed the dissolution of a real estate joint venture that was previously determined to be a VIE. At December 31, 2013, two of our real estate joint ventures, whose activities primarily consisted of owning and operating 28 neighborhood/community shopping centers located in Florida, Georgia, North Carolina, Tennessee and Texas, were determined to be VIEs. Based on financing agreements that are guaranteed solely by us, we have determined that we are the primary beneficiary in each of the foregoing instances and have consolidated these joint ventures.
A summary of our consolidated VIEs is as follows (in thousands):

	September 30, 2014	December 31, 2013
Maximum Risk of Loss (1)	$37,178	$40,471
Assets Held by VIEs	59,637	233,734
Assets Held as Collateral for Debt	57,256	80,137
_______________

(1)	The maximum risk of loss has been determined to be limited to our debt exposure for each real estate joint venture.
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
Unconsolidated VIEs
At September 30, 2014 and December 31, 2013, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the success of the entity. A summary of our unconsolidated VIE is as follows (in thousands):

	September 30, 2014	December 31, 2013
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$11,443	$11,536
Maximum Risk of Loss (2)	11,129	11,542
_______________

(1)	The carrying amount of the investment represents our contributions to the real estate joint venture, net of any distributions made and our portion of the equity in earnings of the joint venture.

(2)	The maximum risk of loss has been determined to be limited to our debt exposure for the real estate joint venture.
We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls and unplanned capital expenditures, under which additional contributions may be required.

Note 17. Fair Value Measurements
Recurring Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2014
Assets:
Investments, mutual funds held in a grantor trust	$19,086			$19,086
Investments, mutual funds	7,714			7,714
Derivative instruments:
Interest rate contracts		$4,038		4,038
Total	$26,800	$4,038	$—	$30,838
Liabilities:
Derivative instruments:
Interest rate contracts		$337		$337
Deferred compensation plan obligations	$19,086			19,086
Total	$19,086	$337	$—	$19,423

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2013
Assets:
Investments, mutual funds held in a grantor trust	$18,583			$18,583
Investments, mutual funds and time deposit	8,408	$50,034		58,442
Derivative instruments:
Interest rate contracts		5,282		5,282
Total	$26,991	$55,316	$—	$82,307
Liabilities:
Derivative instruments:
Interest rate contracts		$476		$476
Deferred compensation plan obligations	$18,583			18,583
Total	$18,583	$476	$—	$19,059
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

No assets were measured at fair value on a nonrecurring basis at September 30, 2014. Assets measured at fair value on a nonrecurring basis at December 31, 2013, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

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
Schedule of our fair value disclosures is as follows (in thousands):

	September 30, 2014			December 31, 2013
	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)	Carrying Value	Fair Value Using Significant Unobservable Inputs (Level 3)
Notes receivable from real estate joint ventures and partnerships				$13,330	$13,549
Tax increment revenue bonds (1)	$25,392		$25,392	25,850	25,850
Investments, held to maturity (2)	2,750	$2,741
Debt:
Fixed-rate debt	1,676,607		1,734,523	2,136,265	2,150,891
Variable-rate debt	331,148		338,895	163,579	172,349
_______________

(1)	At September 30, 2014 and December 31, 2013, the credit loss balance on our tax increment revenue bonds was $31.0 million.

(2)	Investments held to maturity are recorded at cost and have a gross unrealized loss of $9 thousand as of September 30, 2014.

The quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements as of September 30, 2014 and December 31, 2013 reported in the above tables, is as follows:

Description	Fair Value at			Unobservable Inputs	Range
	September 30, 2014	December 31, 2013			Minimum		Maximum
	(in thousands)		Valuation Technique		2014	2013	2014	2013
Property		$8,576	Broker valuation estimate	Indicative bid
			Bona fide purchase offers	Contract price
Notes receivable from real estate joint ventures and partnerships		13,549	Discounted cash flows	Discount rate				2.7%
Tax increment revenue bonds	$25,392	25,850	Discounted cash flows	Discount rate			7.5%	7.5%
				Expected future growth rate	1.0%	1.0%	2.0%	2.0%
				Expected future inflation rate	1.0%	1.0%	2.0%	2.0%
Fixed-rate debt	1,734,523	2,150,891	Discounted cash flows	Discount rate	1.2%	1.3%	5.4%	7.4%
Variable-rate debt	338,895	172,349	Discounted cash flows	Discount rate	.8%	.8%	5.0%	5.0%

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
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 47.4 million square feet of gross leasable area, that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 3.4% of base minimum rental revenue during the first nine months of 2014.
At September 30, 2014, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 248 developed income-producing properties and three properties under development, which are located in 21 states spanning the country from coast to coast.
We also owned interests in 34 parcels of land held for development that totaled approximately 25.6 million square feet at September 30, 2014.

We had approximately 6,100 leases with 4,000 different tenants at September 30, 2014. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including real estate taxes, and additional rent payments based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.
Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers in certain markets of the United States. To complete the transformation our portfolio, we continue to focus on three strategic initiatives: (1) recycling capital to improve our portfolio, (2) maintaining a strong, flexible consolidated balance sheet and well-managed debt maturity schedule and (3) improving operating performance. We believe these initiatives will keep our portfolio of properties in the forefront of being among the strongest in our sector.
Under our capital recycling plan, we continue to dispose of non-core operating properties, which provides capital for growth opportunities and strengthens our operating fundamentals. During 2014, we successfully disposed of real estate assets with our share of aggregate gross sales proceeds totaling $221 million, both directly or through our interest in real estate joint ventures or partnerships. This program is ongoing, and we expect to complete dispositions in the range of $350 million to $450 million in 2014, but we can give no assurances that this will actually occur. We have approximately $250 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close. In the event we reach our disposition goal for 2014, this will effectively mark the completion of our portfolio transformation initiative. Going forward, we intend to continue to dispose of operating properties, but expect that the magnitude of these dispositions will be significantly reduced when compared to activity over the past several years.
As we are generally selling lower tier, non-core assets, potential buyers requiring financing for such acquisitions may find access to capital an issue, especially if long-term interest rates rise, but conditions are currently very good. We believe we will continue to successfully execute our capital recycling plan, although a number of factors, including weaknesses in the secured lending markets or a downturn in the economy, could adversely impact our ability to execute this plan.
We continue to actively seek acquisitions and new development opportunities to grow our operations. Despite substantial competition for quality opportunities, we will continue to identify select acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. Thus far in 2014, we have not closed any acquisitions of existing centers. We continue to focus on identifying new development projects as another source of growth. While current high land prices combined with potential tenants unwillingness to pay required rents have not produced many viable new projects to date, we have experienced an increase in new development activity and retailer interest, which we believe is a positive trend. During the first nine months of 2014, we acquired a new development property in Wake Forest, North Carolina and one in White Marsh, Maryland, with our expected investment in these properties to be approximately $61 million. Furthermore, we are working with a developer on a mixed-use project in Seattle, Washington, with our expected investment in the retail portion of the project to approximate $29 million. For 2014, we expect to invest in acquisitions and new developments in the range of $100 million to $175 million, but we can give no assurances that this will actually occur.
In addition, we continue to look for internal growth opportunities. Currently, we have 12 redevelopment projects in which we plan to invest approximately $61 million over the next 24 months. Additionally, in 2014 we completed one redevelopment project in a 50% unconsolidated real estate joint venture, which has added approximately 7,200 incremental square feet to to the total portfolio, with our share of the incremental investment totaling $.6 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to range between 10% to 15%.
We strive to maintain a strong, conservative capital structure which provides ready access to a variety of attractive long and short-term capital sources. We carefully balance lower cost short-term financing with long-term liabilities associated with acquired or developed long-term assets. During 2014, we paid down $315 million of medium term notes from the net proceeds of our $250 million issuance in October 2013 of 4.45% senior unsecured notes that had been previously invested in short-term investments of $50 million and cash and cash equivalents. Furthermore, in 2014, we redeemed $100 million of our 8.1% senior unsecured notes, which was funded through our revolving credit facility. These transactions will further decrease our interest costs by replacing high-cost debt with much lower rate debt.

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
Operational Metrics
In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. As a result of our transformation initiative, strong leasing activity, low tenant fallout and lack of quality retail space in the market, the operating metrics of our portfolio continue to strengthen in 2014 as we focus on increasing occupancy and same property net operating income ("SPNOI"). Our portfolio delivered solid operating results with:

•	improved occupancy to 94.9% for the nine months ended September 30, 2014 over the same period of 2013 of 94.4%;

•	an increase of 3.7% in SPNOI for the nine months ended September 30, 2014 over the same period of 2013; and

•	rental rate increases of 20.3% for new leases and 9.5% for renewals during the third quarter of 2014.
Below are performance metrics associated with our signed occupancy, SPNOI growth and leasing activity on a pro rata basis:

	September 30,
	2014	2013
Anchor (space of 10,000 square feet or greater)	98.5%	97.9%
Non-Anchor	89.1%	88.7%
Total Occupancy	94.9%	94.4%

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
SPNOI Growth (1)	3.8%	3.7%
_______________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to operating income within this section of Item 2.

	Number of Leases	Square Feet ('000's)	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Leasing Activity:
Three Months Ended September 30, 2014
New leases (1)	67	276	$17.61	$14.64	$31.27	20.3%
Renewals	167	558	17.25	15.75	0.05	9.5%
Not comparable spaces	59	239
Total	293	1,073	$17.37	$15.38	$10.38	12.9%

Nine Months Ended September 30, 2014
New leases (1)	182	556	$18.82	$16.55	$23.95	13.7%
Renewals	551	2,055	15.67	14.43	0.02	8.6%
Not comparable spaces	144	538
Total	877	3,149	$16.34	$14.88	$5.11	9.8%
_______________

(1)	Average external lease commissions per square foot for the three and nine months ended September 30, 2014 were $3.93 and $4.69, respectively.

While we will continue to monitor the economy and the effects on our tenants, over the long-term we believe the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio will allow us to further increase occupancy levels slightly; however, occupancy may oscillate over the next several quarters as we continue to maximize our long-term portfolio value by repositioning some of our anchor space. A reduction in quality retail space available contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases. Leasing volume is anticipated to decline as we have less vacant space available for leasing. Our expectation is that SPNOI will average between 2.5% to 3.5% for 2014.
New Development
At September 30, 2014, we had three properties under development. We have funded $77.7 million to date on these projects, and we estimate our aggregate net investment upon completion to be $126.4 million. Overall, the average projected stabilized return on investment for these properties is expected to be approximately 7.9% upon completion.
We are working with a developer on a mixed-use project in Seattle, Washington. This project is expected to add approximately 63,000 leasable square feet to our portfolio upon completion, and our expected total investment in the retail portion of the project is approximately $29 million.
We had approximately $103.1 million in land held for development at September 30, 2014. While we are experiencing a greater interest from retailers and other market participants in our land held for development, opportunities for economically viable developments remain scarce. We intend to continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains very challenging.
Acquisitions and Joint Ventures
Acquisitions are a key component of our long-term growth strategy. The availability of quality acquisition opportunities in the market remains sporadic in our targeted markets. Intense competition, along with a decline in the volume of high-quality core properties on the market, has in many cases driven pricing to pre-recession highs. We remain disciplined in approaching these opportunities, pursuing only those that provide appropriate risk-adjusted returns.
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

Results of Operations
Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013
The following table is a summary of certain items in income from continuing operations from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the third quarter of 2014 as compared to the same period in 2013:

	Three Months Ended September 30,
	2014	2013	Change	% Change
Revenues	$130,521	$123,302	$7,219	5.9%
Depreciation and amortization	36,694	35,348	1,346	3.8
Impairment loss	—	2,358	(2,358)	(100.0)
Interest expense, net	24,373	26,018	(1,645)	(6.3)
Interest and other income, net	96	1,864	(1,768)	(94.8)
Equity in earnings of real estate joint ventures and partnerships, net	7,881	5,125	2,756	53.8
Revenues
The increase in revenues of $7.2 million is primarily attributable to an increase in net rental revenues from acquisitions and new development completions, which contributed $4.6 million, as well as increases in occupancy and rental rates.
Depreciation and Amortization
The increase of $1.3 million in depreciation and amortization is primarily attributable to acquisitions, new development completions and other capital activities.
Impairment Loss
The decrease in impairment loss of $2.4 million is primarily attributable to the loss in 2013 associated with two unimproved land parcels.
Interest Expense, net
Net interest expense decreased $1.6 million or 6.3%. The components of net interest expense were as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
Gross interest expense	$25,379	$26,651
Over-market mortgage adjustment	(184)	(13)
Capitalized interest	(822)	(620)
Total	$24,373	$26,018
Gross interest expense totaled $25.4 million during the third quarter of 2014, down $1.3 million or 4.8% from the third quarter of 2013. The decrease in gross interest expense is primarily attributable to a reduction in both the weighted average debt outstanding and interest rates totaling $2.7 million as a result of the repayment of notes through the revolving credit facility, dispositions proceeds and short-term investments from the October 2013 note issuance. In the third quarter of 2014, the weighted average debt outstanding was $2.05 billion at a weighted average interest rate of 4.67% as compared to $2.13 billion outstanding at a weighted average interest rate of 5.00% in the same period of 2013. Offsetting this decrease is a $1.2 million write-off of debt costs in the third quarter of 2014 associated with the redemption of the 8.1% senior unsecured notes.

Interest and Other Income, net
The decrease of $1.8 million in interest and other income, net is primarily attributable to the repayment of various notes receivable, and a $1.1 million decrease in the fair value of assets held in a grantor trust related to our deferred compensation plan.
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
The increase of $2.8 million is primarily attributable to our share of the gain in the third quarter of 2014 associated with the disposition of three properties.
Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013
The following table is a summary of certain items in income from continuing operations from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the first nine months of 2014 as compared to the same period in 2013:

	Nine Months Ended September 30,
	2014	2013	Change	% Change
Revenues	$388,304	$363,124	$25,180	6.9%
Depreciation and amortization	113,948	107,039	6,909	6.5
Real estate taxes, net	46,419	42,696	3,723	8.7
Impairment loss	—	2,579	(2,579)	(100.0)
Interest expense, net	73,263	68,482	4,781	7.0
Interest and other income, net	2,893	5,787	(2,894)	(50.0)
Gain on sale and acquisition of real estate joint venture and partnerships interests	1,718	11,599	(9,881)	(85.2)
Equity in earnings of real estate joint ventures and partnerships, net	16,331	14,467	1,864	12.9
Benefit for income taxes	1,885	256	1,629	636.3
Revenues
The increase in revenues of $25.2 million is attributable to an increase in net rental revenues from acquisitions and new development completions, which contributed $15.3 million, as well as increases in occupancy and rental rates.
Depreciation and Amortization
The increase of $6.9 million is primarily attributable the acceleration of depreciation totaling $3.6 million in the first quarter of 2014 for a redevelopment project, as well as acquisitions, new development completions and other capital activities.
Impairment Loss
The decrease in impairment loss of $2.6 million is primarily attributable to the loss in 2013 associated with two unimproved land parcels.
Interest Expense, net
Net interest expense increased $4.8 million or 7.0%. The components of net interest expense were as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Gross interest expense	$76,260	$79,817
Over-market mortgage adjustment	(765)	(9,611)
Capitalized interest	(2,232)	(1,724)
Total	$73,263	$68,482

Gross interest expense totaled $76.3 million during the first nine months of 2014, down $3.6 million or 4.5% from the first nine months of 2013. In the first nine months of 2014, the weighted average debt outstanding was $2.11 billion at a weighted average interest rate of 4.69% as compared to $2.09 billion outstanding at a weighted average interest rate of 5.09% in the same period of 2013. The decrease in gross interest expense is primarily attributable to a reduction in interest rates as a result of the repayment of notes through the revolving credit facility, dispositions proceeds and short-term investments from the October 2013 note issuance. Offsetting this decrease of $5.6 million is a $1.2 million write-off of debt costs in 2014 associated with the redemption of the 8.1% senior unsecured notes. The decrease in the over-market mortgage adjustment of $8.8 million is primarily attributable to a $9.7 million write-off in 2013 of an above-market mortgage intangible from the early payoff of the associated mortgage.
Interest and Other Income, net
The decrease of $2.9 million in interest and other income, net is primarily attributable to the repayment of various notes receivable, and a $1.4 million decrease in the fair value of assets held in a grantor trust related to our deferred compensation plan.
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests
The gain in 2014 is associated with the partial disposition of an unconsolidated real estate joint venture interest, while the gain in 2013 is attributable to the liquidation of an unconsolidated real estate joint venture that owned industrial properties.
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
The increase of $1.9 million is primarily attributable to our share of the gain in the third quarter of 2014 associated with the disposition of three properties, which is offset by the purchase of a 50% equity interest and a property disposition in 2013.
Benefit for Income Taxes
The increase of $1.6 million in the benefit for income taxes is primarily attributable to the realization of a $2.1 million tax benefit in the second quarter of 2014 associated with the sale of unimproved land in our taxable REIT subsidiary, which was previously impaired.
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
As of September 30, 2014, we had an available borrowing capacity of $296.9 million under our revolving credit facility, and our remaining debt maturities for 2014 total $4.4 million. We paid down $315 million of medium term notes during 2014 from the net proceeds of our $250 million issuance in October 2013 of 4.45% senior unsecured notes that previously had been invested in short-term investments of $50 million and cash and cash equivalents. Additionally in 2014, we redeemed all $100 million of our 8.1% senior unsecured notes.
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
During 2014, aggregate gross sales proceeds from our dispositions totaled $221.0 million. Operating cash flows from discontinued operations are included in net cash from operating activities in our Condensed Consolidated Statements of Cash Flows, while proceeds from discontinued operations are included as investing activities. At September 30, 2014, discontinued operations represent .6% of our net cash from operating activities, and we expect future net cash from operating activities to decrease accordingly when compared to prior periods.

We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. Off-balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $383.3 million, of which our pro rata ownership is $157.2 million, at September 30, 2014. Scheduled principal mortgage payments on this debt, excluding non-cash related items totaling $1.2 million, at 100% are as follows (in millions):

2014 remaining	$57.4
2015	22.6
2016	110.9
2017	56.8
2018	6.3
Thereafter	128.1
Total	$382.1
We hedge the future cash flows of certain debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate contracts with major financial institutions. We generally have the right to sell or otherwise dispose of our assets except in certain cases where we are required to obtain our joint venture partners’ consent or a third party consent for assets held in special purpose entities that are 100% owned by us.
Investing Activities
Dispositions
During 2014, we sold 16 centers and other property, including real estate assets through our interests in unconsolidated real estate joint ventures and partnerships, and we partially disposed of an unconsolidated real estate joint venture interest. Our share of aggregate gross sales proceeds from these transactions totaled $221.0 million and generated gains of approximately $94.4 million.
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
New Development
At September 30, 2014, we had three projects under development with a total square footage of approximately .6 million, of which we have funded $77.7 million to date on these projects. Upon completion, we expect our aggregate net investment in these properties to be $126.4 million.
We are working with a developer on a mixed-use project in Seattle, Washington. This project is expected to add approximately 63,000 leasable square feet to our portfolio upon completion, and our expected total investment in the retail portion of the project is approximately $29 million.
Our new development projects are financed generally under our revolving credit facility, as it is our general practice not to use third party construction financing. Management monitors amounts outstanding under our revolving credit facility and periodically pays down such balances using cash generated from operations, from debt issuances, from common and preferred share issuances and from the disposition of properties.

Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Acquisitions	$—	$76,051
Tenant Improvements	16,557	24,380
New Development	41,066	12,431
Capital Improvements	8,303	6,071
Other (includes redevelopments)	12,043	7,255
Total	$77,969	$126,188
The decrease in capital expenditures is attributable primarily to a decline in acquisition activity offset by the increase in new development activity during the first nine months of 2014 compared to the same period in 2013.
For 2014, we anticipate our acquisitions to total between $50 million and $100 million. We anticipate our 2014 tenant improvement expenditures to be consistent with 2013. Our new development investment for 2014 is estimated to be approximately $50 million to $75 million. For 2014, capital improvement spending is expected to be consistent with 2013 expenditures. No assurances can be provided that our planned capital activities will occur. Further, we have entered into commitments aggregating $56.5 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our revolving credit facility.
Capital expenditures for additions described above relate to cash flows from investing activities as follows(in thousands):

	Nine Months Ended September 30,
	2014	2013
Acquisition of real estate and land	$—	$58,173
Development and capital improvements	77,178	50,014
Real estate joint ventures and partnerships - Investments	791	17,712
Notes receivable from real estate joint ventures and partnerships - Advances for capital expenditures	—	289
Total	$77,969	$126,188
Capitalized soft costs, including payroll and other general and administrative costs, interest and real estate taxes, totaled $7.3 million and $6.7 million for the nine months ended September 30, 2014 and 2013, respectively.
Financing Activities
Debt
Total debt outstanding was $2.0 billion at September 30, 2014 and included $1.7 billion which bears interest at fixed rates and $331.1 million, including the effect of $65.6 million of interest rate contracts, which bears interest at variable rates. Additionally, of our total debt, $635.8 million was secured by operating properties while the remaining $1.4 billion was unsecured.
At September 30, 2014, we have a $500 million unsecured revolving credit facility which expires in April 2017 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At September 30, 2014, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 115 and 20 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million. As of October 31, 2014, we had $190 million outstanding, and the available balance was $305.9 million, net of $4.1 million in outstanding letters of credit.

We also have an agreement with a bank for an unsecured and uncommitted overnight facility totaling $99 million that we maintain for cash management purposes. The facility provides for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin based on market liquidity. As of October 31, 2014, we had no amount outstanding under this facility.
For the nine months ended September 30, 2014, the maximum balance and weighted average balance outstanding under both facilities combined were $270.0 million and $141.4 million, respectively, at a weighted average interest rate of .8%.
During 2014, we paid down $315 million of medium term notes from the net proceeds of our $250 million issuance in October 2013 of 4.45% senior unsecured notes that had been previously invested in short-term investments of $50 million and cash and cash equivalents. Additionally, in 2014, we redeemed all $100 million of our 8.1% senior unsecured notes, which was funded through our revolving credit facility.
Our five most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of September 30, 2014.
Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at September 30, 2014:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	42.2%
Secured Debt to Asset Ratio	Less than 40.0%	13.4%
Annual Service Charge Ratio	Greater than 1.5	3.4
Unencumbered Asset Test	Greater than 150%	248.9%
At September 30, 2014, we had two interest rate contracts, maturing through October 2017, with an aggregate notional amount of $65.6 million that were designated as fair value hedges and convert fixed interest payments at rates of 7.5% to variable interest payments ranging from 4.2% to 4.3%.
At September 30, 2014, we had three interest rate contracts with an aggregate notional amount of $25.4 million that were designated as cash flow hedges. These contracts have maturities through September 2017 and either fix or cap interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
We could be exposed to losses in the event of nonperformance by the counter-parties related to our interest rate contracts; however, management believes such nonperformance is unlikely.
Equity
In February 2014, our Board of Trust Managers approved a 6.6% increase in our quarterly dividend rate for our common shares from $.305 to $.325 per share commencing with the first quarter 2014 distribution. Common and preferred dividends paid totaled $126.5 million during the first nine months of 2014. Our dividend payout ratio (as calculated as dividends paid on common shares divided by funds from operations (“FFO”) - basic) for the first nine months of 2014 approximated 62.0%, which is inclusive of non-cash transactions.
We have an effective universal shelf registration statement which expires in September 2017. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.

Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $56.5 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of September 30, 2014 (in thousands):

	Remaining
	2014	2015	2016	2017	2018	Thereafter	Total
Mortgages and Notes Payable (1)
Unsecured Debt	$19,515	$130,955	$115,164	$60,304	$259,802	$1,037,783	$1,623,523
Secured Debt	13,308	183,819	200,514	138,333	59,583	148,767	744,324
Lease Payments	879	3,533	3,429	3,260	3,233	131,405	145,739
Other Obligations (2)	22,997	33,536	50	50	—	—	56,633
Total Contractual Obligations	$56,699	$351,843	$319,157	$201,947	$322,618	$1,317,955	$2,570,219

_______________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at September 30, 2014, excluding the effect of interest rate swaps. Also, excludes a $73.7 million debt service guaranty liability.

(2)
Other obligations include income and real estate tax payments and commitments associated with our secured debt payments. Contributions to our retirement plan are fully funded for 2014, and therefore, are excluded from the above table.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Sheridan Redevelopment Agency issued Series A bonds used for an urban renewal project, of which $73.7 million remain outstanding at September 30, 2014. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our consolidated financial statements as of September 30, 2014.
Off-Balance Sheet Arrangements
As of September 30, 2014, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $3.1 million were outstanding under the revolving credit facility at September 30, 2014.
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
As of September 30, 2014, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the profitability of the entity. Our maximum risk of loss associated with this VIE was limited to $11.1 million at September 30, 2014.

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

FFO is calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to common shareholders	$97,619	$57,832	$190,898	$136,921
Depreciation and amortization	35,402	36,088	110,542	112,270
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	3,666	4,443	11,289	13,370
Impairment of operating properties and real estate equity investments	—	—	—	457
Impairment of operating properties of unconsolidated real estate joint ventures and partnerships	—	—	—	366
Gain on sale of property and interests in real estate equity investments	(69,468)	(38,325)	(117,643)	(91,878)
Gain on dispositions of unconsolidated real estate joint ventures and partnerships	(2,856)	(24)	(3,024)	(267)
Other	—	—	(4)	—
Funds from operations – basic	64,363	60,014	192,058	171,239
Income attributable to operating partnership units	455	445	1,368	1,336
Funds from operations – diluted	$64,818	$60,459	$193,426	$172,575

Weighted average shares outstanding – basic	121,560	121,359	121,487	121,235
Effect of dilutive securities:
Share options and awards	1,385	1,172	1,316	1,206
Operating partnership units	1,495	1,555	1,498	1,555
Weighted average shares outstanding – diluted	124,440	124,086	124,301	123,996

Funds from operations per share – basic	$0.53	$0.49	$1.58	$1.41

Funds from operations per share – diluted	$0.52	$0.49	$1.56	$1.39
______________________

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

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Beginning of the period	245	252
Properties added:
Acquisitions	—	4
New Developments	—	4
Redevelopments	—	2
Properties removed:
Dispositions	(11)	(24)
Redevelopments	—	(4)
End of the period	234	234
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Income	$48,815	$40,485	$138,069	$121,036
Less:
Revenue adjustments (1)	1,814	2,289	4,954	8,166
Add:
Property management fees	617	701	2,185	2,326
Depreciation and amortization	36,694	35,348	113,948	107,039
Impairment loss	—	2,358	—	2,579
General and administrative	6,146	5,964	17,879	18,812
Acquisition costs	50	14	69	370
Other (2)	76	353	472	126
Net Operating Income	90,584	82,934	267,668	244,122
Less: NOI related to consolidated entities not defined as same property and noncontrolling interests	(10,675)	(6,870)	(31,031)	(18,231)
Add: Pro rata share of unconsolidated entities defined as same property	9,238	9,794	27,443	28,879
Same Property Net Operating Income	$89,147	$85,858	$264,080	$254,770
_______________

(1)	Revenue adjustments consist primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.

(2)	Other includes items such as environmental abatement costs and demolition expenses.

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
In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This ASU's core objective is that management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued. The provisions of ASU No. 2014-15 are effective for us as of December 31, 2016, and early adoption is permitted. We do not expect the adoption of this update to have any impact to our consolidated financial statements.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At September 30, 2014, we had fixed-rate debt of $1.7 billion and variable-rate debt of $331.1 million, after adjusting for the net effect of $65.6 million notional amount of interest rate contracts. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $3.3 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $6.9 million and $94.5 million, respectively.
ITEM 4.    Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2014. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.
There has been no change to our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
DATE: November 6, 2014

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