Form 10-K
period 2014-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2015-02-19
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
YES   ☐            NO   ☒
The aggregate market value of the common shares of beneficial interest held by non-affiliates on June 30, 2014 (based upon the most recent closing sale price on the New York Stock Exchange as of such date of $32.84) was $3.7 billion.
As of January 31, 2015, there were 122,505,338 common shares of beneficial interest outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 28, 2015 have been incorporated by reference to Part III of this Form 10-K.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2014, for information on certain recent developments of the Company.
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
Narrative Description of Business.    At December 31, 2014, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 234 developed income-producing properties and three properties under various stages of construction and development, which are located in 21 states spanning the country from coast to coast. The portfolio of properties contains approximately 45.3 million square feet of gross leasable area that is either owned by us or others.
We also owned interests in 34 parcels of land held for development that totaled approximately 25.3 million square feet.
At December 31, 2014, we employed 315 full-time persons; our principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008; and our phone number is (713) 866-6000. We also have 10 regional offices located in various parts of the United States (“U.S.”).

Investment and Operating Strategy.    Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers in certain markets of the U.S. We expect to achieve this goal by:

•	strategic focus on core operating fundamentals through our decentralized operating platform built on local expertise in leasing and property management;

•	selective redevelopment of the existing portfolio of properties in order to enhance and maintain high quality centers;

•	disciplined growth from strategic acquisitions and new developments;

•
disposition of assets that no longer meet our ownership criteria, in which proceeds may be recycled by repaying debt, purchasing new assets or reinvesting in currently owned assets or for other corporate purposes; and

•	commitment to maintaining a conservatively leveraged balance sheet, a well-staggered debt maturity schedule and strong credit agency ratings.
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
Diversification from both a geographic and tenancy perspective is a critical component of our operating strategy. We continue to seek opportunities outside the Texas market, where approximately 27.8% of the gross leasable area of our properties is located, down from 28.2% in 2013. With respect to tenant diversification, our two largest tenants, The Kroger Co. and TJX Companies, Inc., accounted for 3.5% and 2.3%, respectively, of our total base minimum rental revenues for the year ended December 31, 2014. No other tenant accounted for more than 1.8% of our total base minimum rental revenues. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.
Strategically, we strive to finance our growth and working capital needs in a conservative manner, including managing our debt maturities. Our senior debt credit ratings were BBB with a projected stable outlook from Standard & Poors and Baa2 with a projected positive outlook from Moody’s Investor Services as of December 31, 2014. We intend to maintain a conservative approach to managing our balance sheet, which, in turn, should give us many options for raising debt or equity capital when needed. At December 31, 2014 and 2013, our ratio of earnings to combined fixed charges and preferred dividends as defined by the Securities and Exchange Commission (“SEC”), not based on funds from operations, was 3.09 to 1 and 1.72 to 1, respectively. Our debt to total assets before depreciation ratio was 40.0% and 43.5% at December 31, 2014 and 2013, respectively.
Our policies with respect to the investment and operating strategies discussed above are periodically reviewed by our Board of Trust Managers and may be modified without a vote of our shareholders.

Location of Properties.    Our properties are located in 21 states, primarily throughout the southern half of the country. As of December 31, 2014, we have 237 properties (including three properties under development) that were owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships. Total revenues less operating expenses and real estate taxes from continuing operations ("net operating income from continuing operations") generated by our properties located in Houston and its surrounding areas was 19.7% of total net operating income from continuing operations for the year ended December 31, 2014, and an additional 9.8% of net operating income from continuing operations was generated in 2014 from properties that are located in other parts of Texas. As of December 31, 2014, we also had 34 parcels of land held for development, eight of which were located in Houston and its surrounding areas and 12 of which were located in other parts of Texas. Because of our investments in Houston and its surrounding areas, as well as in other parts of Texas, the Houston and Texas economies affect, to a large degree, our business and operations.
Competition.    We compete with numerous other developers and real estate companies (both public and private), financial institutions and other investors engaged in the development, acquisition and operation of shopping centers in our trade areas. This results in competition for the acquisition of both existing income-producing properties and prime development sites.
We also compete for tenants to occupy the space that is developed, acquired and managed by our competitors. The principal competitive factors in attracting tenants in our market areas are location, price, anchor tenants and maintenance of properties. We believe our key competitive advantages include the favorable locations of our properties, the strong demographics surrounding our centers, knowledge of markets and customer bases, our ability to provide a retailer with multiple locations with quality anchor tenants and the practice of continuous maintenance and renovation of our properties.
Qualification as a Real Estate Investment Trust.    As of December 31, 2014, we met the qualification requirements of a REIT under the Internal Revenue Code, as amended. As a result, we will not be subject to federal income tax to the extent we meet certain requirements of the Internal Revenue Code, with the exception of our taxable REIT subsidiary.
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
Our properties consist primarily of neighborhood and community shopping centers and, therefore, our performance is linked to general economic conditions in the market for retail space. The market for retail space has been and could in the future be adversely affected by weakness in the national, regional and local economies where our properties are located, the adverse financial condition of some large retail companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing consumer purchases through the Internet. To the extent that any of these conditions exist, they are likely to affect market rents for retail space. In addition, we may face challenges in the management and maintenance of the properties or encounter increased operating costs, such as real estate taxes, insurance and utilities, which may make our properties unattractive to tenants. A significant decrease in rental revenue and an inability to replace such revenues may adversely affect our profitability, the ability to meet debt and other financial obligations and make distributions to shareholders.
We have a high concentration of properties in the state of Texas, and adverse economic or other conditions in that area could have a material adverse effect on us.
We are particularly susceptible to adverse economic or other conditions in the state of Texas, including increased unemployment, industry slowdowns, including declining oil prices, business layoffs or downsizing, decreases in consumer confidence, relocations of businesses, changes in demographics, increases in real estate and other taxes, increases in regulations and natural disasters, any of which could have an increased material adverse effect on us than if our portfolio was more geographically diverse.
Our acquisition activities may not produce the cash flows that we expect and may be limited by competitive pressures or other factors.
We intend to acquire existing commercial properties to the extent that suitable acquisitions can be made on advantageous terms. Acquisitions of commercial properties involve risks such as:

•	We may have difficulty identifying acquisition opportunities that fit our investment strategy;

•	Our estimates on expected occupancy and rental rates may differ from actual conditions;

•	Our estimates of the costs of any redevelopment or repositioning of acquired properties may prove to be inaccurate;

•	We may be unable to operate successfully in new markets where acquired properties are located, due to a lack of market knowledge or understanding of local economies;

•	We may be unable to successfully integrate new properties into our existing operations; or

•	We may have difficulty obtaining financing on acceptable terms or paying the operating expenses and debt service associated with acquired properties prior to sufficient occupancy.
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
Volatility in the capital markets could impact the availability of debt financing due to numerous factors, including the tightening of underwriting standards by lenders and credit rating agencies. These factors directly affect a lender’s ability to provide debt financing as well as increase the cost of available debt financing. As a result, we may not be able to obtain debt financing on favorable terms or at all. This may result in future acquisitions generating lower overall economic returns, which may adversely affect our results of operations and distributions to shareholders. Furthermore, any turmoil in the capital markets could adversely impact the overall amount of capital available to invest in real estate, which may result in price or value decreases of real estate assets.
Our real estate assets may be subject to impairment charges.
Periodically, we assess whether there are any indicators that the value of our real estate assets, including any capitalized costs and any identifiable intangible assets, may be impaired. A property's value is impaired only if the estimate of the aggregate future undiscounted cash flows without interest charges to be generated by the property are less than the carrying value of the property. In estimating cash flows, we consider factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. If we are evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flows consider the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information. Determining whether a property is impaired and, if impaired, the amount of write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation. If market conditions deteriorate or management’s plans for certain properties change, additional write-downs could be required in the future, and any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.
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
Any of these actions could result in the termination of the tenants’ lease and the loss of rental income attributable to the terminated leases. In addition, lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could also result in lease terminations or reductions in rent by other tenants in the same shopping center under the terms of some leases. In these events, we cannot be sure that any tenant whose lease expires will renew that lease or that we will be able to re-lease space on economically advantageous terms. Furthermore, certain costs remain fixed even though a property may not be fully occupied. The loss of rental revenues from a number of our tenants and our inability to replace such tenants, particularly in the case of a substantial tenant with leases in multiple locations, may adversely affect our profitability, our ability to meet debt and other financial obligations and our ability to make distributions to the shareholders.
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
Also, if our competitors develop additional retail properties in locations near our properties, there may be increased competition for customer traffic and creditworthy tenants, which may result in fewer tenants or decreased cash flows from tenants, or both, and may require us to make capital improvements to properties that we would not have otherwise made. Our tenants also face increasing competition from other forms of marketing of goods, such as direct mail and Internet marketing, which may decrease cash flow from such tenants. As a result, our financial condition and our ability to make distributions to our shareholders may be adversely affected.
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
To maintain our status as a REIT for U.S. federal income tax purposes, we must meet certain requirements, on an ongoing basis, including requirements regarding our sources of income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our common shares. We may also be required to make distributions to our shareholders when we do not have funds readily available for distribution or at times when our funds are otherwise needed to fund capital expenditures or debt service obligations.
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
We could be subject to litigation that may negatively impact our cash flows, financial condition and results of operations.
From time to time, we may be a defendant in lawsuits and regulatory proceedings relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. We could experience a negative impact to our cash flows, financial condition and results of operations due to an unfavorable outcome.
Compliance with certain laws and governmental rules and regulations may require us to make unintended expenditures that adversely affect our cash flows.
All of our properties are required to comply with certain laws and governmental rules and regulations, including the Americans with Disabilities Act, fire and safety regulations, building codes and other land use regulations, as they may be in effect or adopted by governmental agencies and bodies and become applicable to our properties. We may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could have a material adverse effect on our ability to meet the financial obligations and make distributions to our shareholders.

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
Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cybersecurity attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats including a defense in depth strategy of malware detection, password protection, backup servers and periodic penetration testing, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Cybersecurity incidents could compromise the confidential information of our tenants, employees and third-party vendors and disrupt and affect the efficiency of our business operations.
ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
At December 31, 2014, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 234 developed income-producing centers, primarily neighborhood and community shopping centers and three centers under various stages of construction and development, which are located in 21 states spanning the country from coast to coast with approximately 45.3 million square feet of gross leasable area. Our centers are located principally in the South, West Coast and Southeast Coast of the U.S. with significant concentrations in Arizona, California, Florida, and Texas. We also owned interests in 34 parcels of land that totaled approximately 25.3 million square feet at December 31, 2014. These land parcels include approximately 1.6 million square feet of land adjacent to certain of our existing operating centers, which may be used for expansion of these centers, as well as approximately 23.7 million square feet of land, which may be used for new development.
In 2014, no single center accounted for more than 3.4% of our total assets or 2.0% of base minimum rental revenues. The five largest centers, in the aggregate, represented approximately 9.4% of our base minimum rental revenues for the year ended December 31, 2014; otherwise, none of the remaining centers accounted for more than 1.8% of our base minimum rental revenues during the same period.
Our centers are designed to attract local area customers and are typically anchored by a supermarket or other national tenants (such as Kroger, Target or T.J. Maxx). The centers are primarily neighborhood and community shopping centers that often include discounters, warehouse clubs, dollar stores and specialty grocers as additional anchors or tenants, and typically range in size from 50,000 to 650,000 square feet of building area. Very few of the centers have climate-controlled common areas, but are designed to allow retail customers to park their automobiles in close proximity to any retailer in the center. Our centers are customarily constructed of masonry, steel and glass, and all have lighted, paved parking areas, which are typically landscaped with berms, trees and shrubs. They are generally located at major intersections in close proximity to neighborhoods that have existing populations sufficient to support retail activities of the types conducted in our centers.
We actively embrace various initiatives that support the future of environmentally friendly shopping centers. Our primary areas of focus include energy efficiency, waste recycling, water conservation and construction/development best practices. We recognize there are economic, environmental and social implications associated with the full range of our sustainability efforts, and that a commitment to incorporating sustainable practices will add long-term value to our centers
As of December 31, 2014, the weighted average occupancy rate for our centers was 95.5% compared to 94.9% as of December 31, 2013. The average base rent per square foot was approximately $16.24 in 2014, $15.66 in 2013, $15.14 in 2012, $13.79 in 2011 and $13.60 in 2010 for our centers.
We have approximately 5,800 separate leases with 3,800 different tenants. Included among our top revenue-producing tenants are: The Kroger Co., TJX Companies, Inc., Ross Stores, Inc., H-E-B, Safeway Inc., Office Depot, Inc., PetSmart, Inc., Bed, Bath & Beyond Inc., Home Depot, Inc., Best Buy, Inc., The Sports Authority, Inc. and Whole Foods Market, Inc. The diversity of our tenant base is also evidenced by the fact that our largest tenant, The Kroger Co., accounted for only 3.5% of base minimum rental revenues during 2014.

Tenant Lease Expirations
As of December 31, 2014, lease expirations for the next 10 years, assuming tenants do not exercise renewal options, are as follows:

				Annual Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases (000’s)	Percentage of Leaseable Square Feet	Total (000’s)	Per Square Foot	Percentage of Total Annual Net Rent
2015	607	2,157	4.76%	$36,355	$16.85	9.83%
2016	764	3,623	8.00%	58,375	16.11	15.78%
2017	655	3,187	7.04%	54,469	17.09	14.72%
2018	564	3,357	7.41%	51,421	15.32	13.90%
2019	492	3,226	7.12%	47,502	14.72	12.84%
2020	193	2,117	4.67%	26,830	12.67	7.25%
2021	116	1,374	3.03%	19,326	14.07	5.22%
2022	88	1,024	2.26%	16,114	15.74	4.36%
2023	82	706	1.56%	11,432	16.19	3.09%
2024	109	1,122	2.48%	17,312	15.43	4.68%
New Development
At December 31, 2014, we had four projects in various stages of development, of which we own, partially or wholly, three properties and have a contractual commitment to purchase the retail portion of a mixed-use property. We have funded $82.8 million to date on these projects. We estimate our aggregate net investment upon completion to be $156.6 million. These projects are forecasted to have an average stabilized return on investment of approximately 7.7% when completed. Upon completion, the square footage to be added to the portfolio and the estimated cost per square foot of these four projects are as follows:

Estimated Year of Completion	Square Feet (000’s)	Estimated Cost per Square Foot
2015	357	$230.31
2016	138	328.32
2017	63	465.35

Property Listing
The following table is a list of centers, summarized by state and includes our share of both consolidated and unconsolidated real estate partnerships and joint ventures as of December 31, 2014:

ALL PROPERTIES BY STATE	Number of Properties	Gross Leasable Area (GLA)	% of Total GLA
Arizona	23	3,882,837	8.6%
Arkansas	3	355,410	0.8%
California	26	4,933,349	10.9%
Colorado	9	2,746,258	6.1%
Florida	35	7,470,927	16.5%
Georgia	14	2,673,974	5.9%
Kentucky	4	761,919	1.7%
Louisiana	3	517,305	1.1%
Maryland	2	83,050	0.2%
Missouri	1	56,734	0.1%
Nevada	12	3,818,471	8.4%
New Mexico	2	259,087	0.6%
North Carolina	16	2,649,998	5.9%
Oklahoma	1	128,231	0.3%
Oregon	3	276,924	0.6%
South Carolina	1	86,694	0.2%
Tennessee	5	848,345	1.9%
Texas	68	12,576,407	27.8%
Utah	3	471,206	1.0%
Virginia	1	130,876	0.3%
Washington	5	563,623	1.2%
Total	237	45,291,625	100%
___________________
Total square footage includes 518,056 square feet of leased from others and 11.4 million square feet not owned or managed by us. Additionally, encumbrances on our properties total $.6 billion. See Schedule III for additional information.
The following table is a detailed list of centers, by state and includes our share of both consolidated and unconsolidated real estate partnerships and joint ventures as of December 31, 2014:

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Operating Properties
Arizona
Mohave Crossroads	Lake Havasu City-Kingman, AZ	100.0%		395,477		(Target), (Kohl's), PetSmart, Staples, Bed Bath & Beyond, Ross Dress for Less
Arcadia Biltmore Plaza	Phoenix-Mesa-Scottsdale, AZ	100.0%		21,122		Weingarten Realty Regional Office, Endurance Rehab
Arrowhead Festival S.C.	Phoenix-Mesa-Scottsdale, AZ	100.0%		194,309		(Sports Authority), (Toys “R” Us), (Bed Bath & Beyond)
Broadway Marketplace	Phoenix-Mesa-Scottsdale, AZ	100.0%		87,379		Office Max, Ace Hardware
Camelback Village Square	Phoenix-Mesa-Scottsdale, AZ	100.0%		240,951	Fry’s Supermarket	Office Max
Desert Village	Phoenix-Mesa-Scottsdale, AZ	100.0%		107,071	AJ Fine Foods	CVS
Fountain Plaza	Phoenix-Mesa-Scottsdale, AZ	100.0%		305,588	Fry’s Supermarket	Dollar Tree, (Lowe's)
Laveen Village Market	Phoenix-Mesa-Scottsdale, AZ	100.0%		318,805	(Fry’s Supermarket)	(Home Depot)

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Monte Vista Village Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		108,551	(Safeway)
Palmilla Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		178,219	(Fry’s Supermarket)	Office Max, PetSmart, Dollar Tree
Pueblo Anozira	Phoenix-Mesa-Scottsdale, AZ	100.0%		157,607	Fry’s Supermarket	Petco, Dollar Tree
Raintree Ranch	Phoenix-Mesa-Scottsdale, AZ	100.0%		133,020	Whole Foods
Rancho Encanto	Phoenix-Mesa-Scottsdale, AZ	100.0%		72,170		Smart & Final
Red Mountain Gateway	Phoenix-Mesa-Scottsdale, AZ	100.0%		199,013		(Target), Bed Bath & Beyond, Famous Footwear
Scottsdale Horizon	Phoenix-Mesa-Scottsdale, AZ	100.0%		155,006	Safeway	CVS
Squaw Peak Plaza	Phoenix-Mesa-Scottsdale, AZ	100.0%		60,728	Sprouts Farmers Market
The Shoppes at Parkwood Ranch	Phoenix-Mesa-Scottsdale, AZ	100.0%		106,738		Hobby Lobby, Dollar Tree
Valley Plaza	Phoenix-Mesa-Scottsdale, AZ	100.0%		154,588	US Foods	Ross Dress for Less
Entrada de Oro	Tucson, AZ	100.0%		109,075	Walmart Neighborhood Market
Madera Village	Tucson, AZ	100.0%		106,858	Safeway	Walgreens, Dollar Tree
Oracle Crossings	Tucson, AZ	100.0%		261,194	Sprouts Farmers Market	Kohl's, Home Goods
Oracle Wetmore	Tucson, AZ	100.0%		343,237		(Home Depot), (Jo Ann Fabric) Cost Plus, PetSmart, Walgreens, Ulta Beauty
Shoppes at Bears Path	Tucson, AZ	100.0%		66,131		(Osco Drug)
Arizona Total:				3,882,837
Arkansas
Markham Square	Little Rock-N. Little Rock, AR	100.0%		124,284		Burlington Coat Factory, Ross Dress for Less
Markham West	Little Rock-N. Little Rock, AR	100.0%		178,500		Academy, Office Depot, Michaels, Dollar Tree
Westgate	Little Rock-N. Little Rock, AR	100.0%		52,626		Stein Mart
Arkansas Total:				355,410
California
8000 Sunset Strip Shopping Center	Los Angeles-Long Beach et al, CA	100.0%		171,551	Trader Joe's	Crunch, Sundance Cinemas, CB2
Buena Vista Marketplace	Los Angeles-Long Beach et al, CA	100.0%		90,805	Ralph's	Dollar Tree
Centerwood Plaza	Los Angeles-Long Beach et al, CA	100.0%		75,486	Superior Grocers	Dollar Tree
Westminster Center	Los Angeles-Long Beach et al, CA	100.0%		440,437	Albertsons	Home Depot, Ross Dress for Less, Petco, Rite Aid, Dollar Tree, 24 Hour Fitness
Hallmark Town Center	Madera, CA	100.0%		98,359	Food 4 Less	Bally Total Fitness
Marshalls Plaza	Modesto, CA	100.0%		85,952		Marshalls, Dress Barn, Guitar Center
Chino Hills Marketplace	Riverside et al, CA	100.0%		310,920	Von’s	Dollar Tree, 24 Hour Fitness, Rite Aid
Jess Ranch Marketplace	Riverside et al, CA	100.0%		307,826	(Winco Foods)	Burlington Coat Factory, PetSmart, Rite Aid, Big 5
Jess Ranch Phase III	Riverside et al, CA	100.0%		194,342	(Winco Foods)	Best Buy, Cinemark Theatres, Bed Bath & Beyond, 24 Hour Fitness
Menifee Town Center	Riverside et al, CA	100.0%		258,734	Ralph's	Ross Dress for Less, Dollar Tree
Stoneridge Town Centre	Riverside et al, CA	67.0%	(1)(3)	434,450	(Super Target)	(Kohl's)
Discovery Plaza	Sacramento-Arden et al, CA	100.0%		93,398	Bel Air Market
Prospectors Plaza	Sacramento-Arden et al, CA	100.0%		252,521	SaveMart	Kmart, CVS, Ross
Summerhill Plaza	Sacramento-Arden et al, CA	100.0%		128,835	Raley’s	Dollar Tree
Valley	Sacramento-Arden et al, CA	100.0%		107,005	Raley's
El Camino Promenade	San Diego-Carlsbad et al, CA	100.0%		129,676		T.J. Maxx, Staples, Dollar Tree
Rancho San Marcos Village	San Diego-Carlsbad et al, CA	100.0%		134,628	Von’s	24 Hour Fitness
San Marcos Plaza	San Diego-Carlsbad et al, CA	100.0%		81,086	(Albertsons)
580 Market Place	San Francisco-Oakland et al, CA	100.0%		100,097	Safeway	24 Hour Fitness, Petco
Fremont Gateway Plaza	San Francisco-Oakland et al, CA	100.0%		368,701	Raley’s	24 Hour Fitness, (Walgreens)
Greenhouse Marketplace	San Francisco-Oakland et al, CA	100.0%		236,427	(Safeway)	(CVS), Jo-Ann Fabrics, 99 Cents Only, Factory 2 U, Petco
Silver Creek Plaza	San Jose-Sunnyvale et al, CA	100.0%		202,820	Safeway	Walgreens, (Orchard Supply)
Freedom Centre	Santa Cruz-Watsonville, CA	100.0%		150,865	Safeway	Rite Aid, Big Lots
Stony Point Plaza	Santa Rosa-Petaluma, CA	100.0%		200,011	Food Maxx	Ross Dress for Less, Fallas Paredes
Creekside Center	Vallejo-Fairfield, CA	100.0%		115,991	Raley’s
Southampton Center	Vallejo-Fairfield, CA	100.0%		162,426	Raley’s	Ace Hardware, Dollar Tree
California Total:				4,933,349
Colorado
Aurora City Place	Denver-Aurora, CO	50.0%	(1)(3)	542,956	(Super Target)	Sports Authority, Barnes & Noble, Ross Dress For Less, PetSmart
Cherry Creek	Denver-Aurora, CO	100.0%		272,658	(Super Target)	Sports Authority, PetSmart
CityCenter Englewood	Denver-Aurora, CO	51.0%	(1)(3)	359,103		(Walmart), Ross Dress for Less, Petco, Office Depot, Bally Total Fitness
Crossing at Stonegate	Denver-Aurora, CO	51.0%	(1)(3)	109,082	King Sooper’s

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Edgewater Marketplace	Denver-Aurora, CO	100.0%		270,548	King Sooper's	Ace Hardware, (Target)
Green Valley Ranch Towne Center	Denver-Aurora, CO	50.0%	(1)(3)	114,881	(King Sooper’s)
Lowry Town Center	Denver-Aurora, CO	50.0%	(1)(3)	129,398	(Albertsons)
River Point at Sheridan	Denver-Aurora, CO	100.0%		561,505		(Target), (Costco), Regal Cinema, Michaels, Conn's
Thorncreek Crossing	Denver-Aurora, CO	51.0%	(1)(3)	386,127	Sprouts, (Super Target)	Barnes & Noble, Cost Plus, Michaels, OfficeMax, Dollar Tree
Colorado Total:				2,746,258
Florida
Argyle Village	Jacksonville, FL	100.0%		315,432	Publix	Bed Bath & Beyond, T.J. Maxx, Babies “R” Us, Jo-Ann’s Fabrics, Michaels
Atlantic West	Jacksonville, FL	50.0%	(1)(3)	180,578		T.J. Maxx, Dollar Tree, Shoe Carnival, (Kohl's)
Epic Village - St. Augustine	Jacksonville, FL	70.0%	(1)	64,180		(Epic Theaters)
Kernan Village	Jacksonville, FL	50.0%	(1)(3)	288,780	(Walmart Supercenter)	Ross Dress for Less, Petco
Boca Lyons	Miami-Fort Lauderdale et al, FL	100.0%		117,423	4th Generation Market	Ross Dress for Less
Embassy Lakes	Miami-Fort Lauderdale et al, FL	100.0%		179,937	Winn Dixie	Tuesday Morning, Dollar Tree
Flamingo Pines	Miami-Fort Lauderdale et al, FL	100.0%		266,761	(Walmart Supercenter)	U.S. Post Office, Florida Technical College
Flamingo Pines	Miami-Fort Lauderdale et al, FL	20.0%	(1)(3)	148,840	Publix
Hollywood Hills Plaza	Miami-Fort Lauderdale et al, FL	20.0%	(1)(3)	405,145	Publix	Target, CVS
Northridge	Miami-Fort Lauderdale et al, FL	20.0%	(1)(3)	236,628	Publix	Petco, Ross Dress for Less, Dollar Tree
Pembroke Commons	Miami-Fort Lauderdale et al, FL	20.0%	(1)(3)	316,262	Publix	Marshalls, Office Depot, LA Fitness, Dollar Tree
Sunrise West Shopping Center	Miami-Fort Lauderdale et al, FL	25.0%	(1)(3)	84,597	Publix
Tamiami Trail Shops	Miami-Fort Lauderdale et al, FL	20.0%	(1)(3)	132,564	Publix	CVS
TJ Maxx Plaza	Miami-Fort Lauderdale et al, FL	100.0%		161,429	Winn Dixie	T.J. Maxx, Dollar Tree
Vizcaya Square	Miami-Fort Lauderdale et al, FL	100.0%		110,081	Winn Dixie
Sea Ranch Centre	Miami-Fort Lauderdale-Pompano Beach, FL	100.0%		98,950	Publix	CVS, Dollar Tree
Alafaya Square	Orlando, FL	20.0%	(1)(3)	176,341	Publix
Clermont Landing	Orlando, FL	65.1%	(1)(3)	339,294		(J.C. Penney), (Epic Theater), T.J. Maxx, Ross Dress for Less, Michaels
Colonial Plaza	Orlando, FL	100.0%		498,994		Staples, Ross Dress for Less, Marshalls, Old Navy, Stein Mart, Barnes & Noble, Petco, Big Lots, Hobby Lobby
International Drive Value Center	Orlando, FL	20.0%	(1)(3)	185,365		Bed Bath & Beyond, Ross Dress for Less, T.J. Maxx
Marketplace at Seminole Towne Center	Orlando, FL	100.0%		500,607	(Super Target)	Marshalls, Ross Dress for Less, Old Navy, Sports Authority, Petco
Phillips Crossing	Orlando, FL	100.0%		145,644	Whole Foods	Golf Galaxy, Michaels
The Marketplace at Dr. Phillips	Orlando, FL	20.0%	(1)(3)	326,090	Publix	Stein Mart, Home Goods, Morton's of Chicago, Office Depot
The Shoppes at South Semoran	Orlando, FL	100.0%		101,611	Walmart Neighborhood Market	Dollar Tree
Winter Park Corners	Orlando, FL	100.0%		102,382	Whole Foods Market
Indian Harbour Place	Palm Bay-Melbourne et al, FL	25.0%	(1)(3)	177,471	Publix	Bealls
Pineapple Commons	Port St. Lucie-Fort Pierce, FL	20.0%	(1)(3)	264,468		Ross Dress for Less, Best Buy, PetSmart, Marshalls, (CVS)
Quesada Commons	Punta Gorda, FL	25.0%	(1)(3)	58,890	Publix	(Walgreens)
Shoppes of Port Charlotte	Punta Gorda, FL	25.0%	(1)(3)	63,108	(Publix)	Petco, (Walgreens)
Countryside Centre	Tampa-St. Petersburg et al, FL	100.0%		248,253		T.J. Maxx, Home Goods, Dick's Sporting Goods, Ross Dress for Less
East Lake Woodlands	Tampa-St. Petersburg et al, FL	20.0%	(1)(3)	133,306	Walmart Neighborhood Market	Walgreens
Largo Mall	Tampa-St. Petersburg et al, FL	100.0%		574,588	(Albertsons)	Bealls, Marshalls, PetSmart, Bed Bath & Beyond, Staples, Michaels, (Target)
Palms of Carrollwood	Tampa-St. Petersburg et al, FL	100.0%		154,118	The Fresh Market	Bed Bath & Beyond
Sunset 19	Tampa-St. Petersburg et al, FL	100.0%		275,910		Bed Bath & Beyond, Staples, Comp USA, Barnes & Noble, Sports Authority, Old Navy
Whole Foods @ Carrollwood	Tampa-St. Petersburg et al, FL	100.0%	(4)	36,900	Whole Foods Market
Florida Total:				7,470,927
Georgia
Brookwood Marketplace	Atlanta-Sandy Springs et al, GA	100.0%		397,295	(Super Target)	Home Depot, Bed Bath & Beyond, Office Max
Brookwood Square	Atlanta-Sandy Springs et al, GA	100.0%		181,333		Marshalls, LA Fitness
Brownsville Commons	Atlanta-Sandy Springs et al, GA	100.0%		81,886	(Kroger)
Camp Creek Marketplace II	Atlanta-Sandy Springs et al, GA	100.0%		228,003		DSW, LA Fitness, Shopper's World, American Signature
Dallas Commons	Atlanta-Sandy Springs et al, GA	100.0%		95,262	(Kroger)
Grayson Commons	Atlanta-Sandy Springs et al, GA	100.0%		76,611	Kroger

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Lakeside Marketplace	Atlanta-Sandy Springs et al, GA	100.0%		332,889	(Super Target)	Ross Dress for Less, Petco
Mansell Crossing	Atlanta-Sandy Springs et al, GA	20.0%	(1)(3)	102,931		buybuy BABY, Ross Dress for Less, Rooms to Go
Perimeter Village	Atlanta-Sandy Springs et al, GA	100.0%		373,621	Walmart Supercenter	Cost Plus World Market, DSW, Hobby Lobby
Publix at Princeton Lakes	Atlanta-Sandy Springs et al, GA	20.0%	(1)(3)	72,207	Publix
Reynolds Crossing	Atlanta-Sandy Springs et al, GA	100.0%		115,983	(Kroger)
Roswell Corners	Atlanta-Sandy Springs et al, GA	100.0%		318,387	(Super Target)	Staples, T.J. Maxx
Roswell Crossing	Atlanta-Sandy Springs et al, GA	100.0%		201,979	Trader Joe's	Office Max, PetSmart, Walgreens
Thompson Bridge Commons	Gainesville, GA	100.0%	(4)	95,587	(Kroger)
Georgia Total:				2,673,974
Kentucky
Millpond Center	Lexington-Fayette, KY	100.0%		151,498	Kroger
Regency Shopping Centre	Lexington-Fayette, KY	100.0%		188,782	(Kroger)	T.J. Maxx, Michaels
Tates Creek	Lexington-Fayette, KY	100.0%		203,532	Kroger	Rite Aid
Festival at Jefferson Court	Louisville, KY-IN	100.0%		218,107	Kroger	(PetSmart), (TJ Maxx), Staples, Party City
Kentucky Total:				761,919
Louisiana
K-Mart Plaza	Lake Charles, LA	50.0%	(1)(3)	225,148	Albertsons	Kmart, Dollar Tree, Planet Fitness
Southgate	Lake Charles, LA	100.0%		155,789	Market Basket	Office Depot, Books-A-Million
Danville Plaza	Monroe, LA	100.0%		136,368	County Market	Citi Trends, Surplus Warehouse
Louisiana Total:				517,305
Maryland
Pike Center	Washington, DC-VA-MD-WV	100.0%		80,841		T.G.I. Friday's, Ethan Allen, Pier 1
Maryland Total:				80,841
Missouri
Western Plaza	St. Louis, MO-IL	50.0%	(1)(3)	56,734		Value Village
Missouri Total:				56,734
Nevada
Best in the West	Las Vegas-Paradise, NV	100.0%		428,066		Best Buy, T. J. Maxx, Babies "R" Us, Bed Bath & Beyond, Petsmart, Office Depot
Charleston Commons	Las Vegas-Paradise, NV	100.0%		367,544	Walmart	Ross Dress for Less, Office Max, 99 Cents Only, PetSmart
College Park S.C.	Las Vegas-Paradise, NV	100.0%		195,367	El Super	Factory 2 U, CVS
Decatur 215	Las Vegas-Paradise, NV	100.0%		241,700	(WinCo Foods)	(Target), Hobby Lobby
Eastern Horizon	Las Vegas-Paradise, NV	100.0%		353,538	Trader Joe's, (Kmart)
Francisco Centre	Las Vegas-Paradise, NV	100.0%		148,815	La Bonita Grocery	(Ross Dress for Less), Fallas Paredes
Paradise Marketplace	Las Vegas-Paradise, NV	100.0%		152,672	(Smith’s Food)	Dollar Tree
Rainbow Plaza	Las Vegas-Paradise, NV	100.0%		273,916	Albertsons	Ross Dress for Less, JC Penney, Home Depot, 24 Hour Fitness
Rainbow Plaza, Phase I	Las Vegas-Paradise, NV	100.0%		136,339	Albertsons	Ross Dress for Less, JC Penney, Home Depot, 24 Hour Fitness
Rancho Towne & Country	Las Vegas-Paradise, NV	100.0%		161,837	Smith’s Food
Tropicana Beltway	Las Vegas-Paradise, NV	100.0%		617,821	(Walmart Supercenter)	(Lowe’s), Ross Dress for Less, PetSmart, Office Depot, Sports Authority
Tropicana Marketplace	Las Vegas-Paradise, NV	100.0%		142,643	(Smith’s Food)	Family Dollar
Westland Fair North	Las Vegas-Paradise, NV	100.0%		598,213	(Walmart Supercenter)	(Lowe’s), PetSmart, Office Depot, Michaels, Anna's Linens
Nevada Total:				3,818,471
New Mexico
Eastdale	Albuquerque, NM	100.0%		119,091	Albertsons	Family Dollar
North Towne Plaza	Albuquerque, NM	100.0%		139,996	Whole Foods Market	Home Goods
New Mexico Total:				259,087
North Carolina
Galleria	Charlotte-Gastonia et al, NC-SC	100.0%		328,276	(Walmart Supercenter)	Off Broadway Shoes
Whitehall Commons	Charlotte-Gastonia et al, NC-SC	100.0%		444,803	(Walmart Supercenter), (Publix)	(Lowe's)
Bull City Market	Durham, NC	100.0%		40,875	Whole Foods Market
Chatham Crossing	Durham, NC	25.0%	(1)(3)	96,155	Lowes Foods	CVS
Hope Valley Commons	Durham, NC	100.0%		81,371	Harris Teeter
Avent Ferry	Raleigh-Cary, NC	100.0%		119,652	Food Lion	Family Dollar
Capital Square	Raleigh-Cary, NC	100.0%		143,063	Food Lion
Falls Pointe	Raleigh-Cary, NC	100.0%		198,549	Harris Teeter	(Kohl’s)
High House Crossing	Raleigh-Cary, NC	100.0%		90,155	Harris Teeter

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Leesville Town Centre	Raleigh-Cary, NC	100.0%		127,106	Harris Teeter	Rite Aid
Northwoods Market	Raleigh-Cary, NC	100.0%		77,802	Walmart Neighborhood Market	Dollar Tree
Six Forks Station	Raleigh-Cary, NC	100.0%		467,660	Food Lion	Kmart, Home Depot, Bed Bath & Beyond, PetSmart
Stonehenge Market	Raleigh-Cary, NC	100.0%		188,437	Harris Teeter	Stein Mart, Rite Aid
Surf City Crossing	Wilmington, NC	100.0%		63,016	Harris Teeter
Waterford Village	Wilmington, NC	100.0%		89,483	Harris Teeter
North Carolina Total:				2,556,403
Oklahoma
Town and Country	Oklahoma City, OK	100.0%		128,231		Big Lots, Westlake Hardware, Aaron Rents
Oklahoma Total:				128,231
Oregon
Clackamas Square	Portland-Vancouver et al, OR-WA	20.0%	(1)(3)	140,227	(Winco Foods)	T.J. Maxx
Oak Grove Market Center	Portland-Vancouver et al, OR-WA	100.0%		97,177	Safeway
Raleigh Hills Plaza	Portland-Vancouver et al, OR-WA	20.0%	(1)(3)	39,520	New Seasons Market	Walgreens
Oregon Total:				276,924
South Carolina
Fresh Market Shoppes	Hilton Head Island-Beaufort, SC	25.0%	(1)(3)	86,694	The Fresh Market	Dollar Tree
South Carolina Total:				86,694
Tennessee
Bartlett Towne Center	Memphis, TN-MS-AR	100.0%		192,624	Kroger	Petco, Dollar Tree, Shoe Carnival
Commons at Dexter Lake	Memphis, TN-MS-AR	100.0%		178,558	Kroger	Stein Mart, Marshalls, HomeGoods
Commons at Dexter Lake Phase II	Memphis, TN-MS-AR	100.0%		66,838	Kroger	Stein Mart, Marshalls, HomeGoods
Highland Square	Memphis, TN-MS-AR	100.0%	(4)	14,490		Walgreens
Mendenhall Commons	Memphis, TN-MS-AR	100.0%		88,108	Kroger
Ridgeway Trace	Memphis, TN-MS-AR	100.0%		307,727		(Target), Best Buy, Sports Authority, PetSmart
Tennessee Total:				848,345
Texas
Bell Plaza	Amarillo, TX	15.0%	(1)	130,631	United Supermarket	Dollar Tree
Mueller Regional Retail Center	Austin-Round Rock-San Marcos, TX	100.0%		351,099		Marshalls, PetSmart, Bed Bath & Beyond, Home Depot, Best Buy
North Park Plaza	Beaumont-Port Arthur, TX	50.0%	(1)(3)	302,460		(Target), (Toys “R” Us), Anna's Linens, Spec's, Kirkland's
North Towne Plaza	Brownsville-Harlingen, TX	100.0%		153,000		(Lowe's)
Moore Plaza	Corpus Christi, TX	100.0%		599,622	(H-E-B)	Office Depot, Marshalls, (Target), Old Navy, Hobby Lobby, Stein Mart
Boswell Towne Center	Dallas-Fort Worth-Arlington, TX	100.0%		88,008	(Albertsons)
Gateway Station	Dallas-Fort Worth-Arlington, TX	70.0%	(1)	68,360		Conn's
Lake Pointe Market Center	Dallas-Fort Worth-Arlington, TX	100.0%		121,689	(Tom Thumb)	(Walgreens)
Overton Park Plaza	Dallas-Fort Worth-Arlington, TX	100.0%		463,431	Sprouts Farmers Market	Sports Authority, PetSmart, T.J. Maxx, (Home Depot), Goody Goody Wines, Anna’s Linens, buybuy BABY
Preston Shepard Place	Dallas-Fort Worth-Arlington, TX	20.0%	(1)(3)	361,832		Babies "R" Us, Stein Mart, Nordstrom, Marshalls, Office Depot, Petco
10/Federal	Houston-Baytown-Sugar Land, TX	15.0%	(1)	132,472	Sellers Bros.	Palais Royal, Harbor Freight Tools
1919 North Loop West	Houston-Baytown-Sugar Land, TX	100.0%		138,058		State of Texas
Alabama-Shepherd	Houston-Baytown-Sugar Land, TX	100.0%		59,120	Trader Joe's	PetSmart
Bellaire Boulevard	Houston-Baytown-Sugar Land, TX	100.0%		41,273	Randall’s
Blalock Market at I-10	Houston-Baytown-Sugar Land, TX	100.0%		97,277	99 Ranch Market
Braeswood Square	Houston-Baytown-Sugar Land, TX	100.0%		104,778	Belden’s	Walgreens
Broadway	Houston-Baytown-Sugar Land, TX	15.0%	(1)	74,604		Big Lots, Family Dollar
Centre at Post Oak	Houston-Baytown-Sugar Land, TX	100.0%		183,940		Marshalls, Old Navy, Grand Lux Café, Nordstrom Rack, Arhaus
Citadel Plaza	Houston-Baytown-Sugar Land, TX	100.0%		121,000		Weingarten Realty Investors Corporate Office
Cullen Plaza	Houston-Baytown-Sugar Land, TX	15.0%	(1)	84,517	Fiesta	Family Dollar
Cypress Pointe	Houston-Baytown-Sugar Land, TX	100.0%		283,381	Kroger	Babies “R” Us
Fiesta Village	Houston-Baytown-Sugar Land, TX	15.0%	(1)	30,249	Fiesta
Galveston Place	Houston-Baytown-Sugar Land, TX	100.0%		210,370	Randall’s	Office Depot, Palais Royal, Spec's
Glenbrook Square	Houston-Baytown-Sugar Land, TX	15.0%	(1)	77,890	Kroger
Griggs Road	Houston-Baytown-Sugar Land, TX	15.0%	(1)	80,116		Family Dollar, Citi Trends
Harrisburg Plaza	Houston-Baytown-Sugar Land, TX	15.0%	(1)	93,438		Fallas Paredes
HEB - Dairy Ashford & Memorial	Houston-Baytown-Sugar Land, TX	100.0%	(4)	36,874	H-E-B

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Heights Plaza	Houston-Baytown-Sugar Land, TX	100.0%		71,277	Kroger
Humblewood Shopping Plaza	Houston-Baytown-Sugar Land, TX	100.0%		279,226		Conn’s, Walgreens, (Michaels), (DSW)
I-45/Telephone Rd. Center	Houston-Baytown-Sugar Land, TX	15.0%	(1)	171,599	Sellers Bros.	Famsa, Dollar Tree, Fallas Paredes
Lawndale	Houston-Baytown-Sugar Land, TX	15.0%	(1)	52,127		LaMichoacana Meat Market, Family Dollar, 99 Cents Only
League City Plaza	Houston-Baytown-Sugar Land, TX	15.0%	(1)	126,990	Kroger
Little York Plaza	Houston-Baytown-Sugar Land, TX	15.0%	(1)	113,878	Sellers Bros.	Fallas Paredes
Lyons Avenue	Houston-Baytown-Sugar Land, TX	15.0%	(1)	67,629	Fiesta	Fallas Paredes
Market at Town Center	Houston-Baytown-Sugar Land, TX	100.0%		388,865		Old Navy, Home Goods, Marshalls, Ross Dress for Less, Nordstrom Rack, Saks Fifth Avenue OFF 5TH
Market at Westchase	Houston-Baytown-Sugar Land, TX	100.0%		84,084	Whole Foods Market
Northbrook Center	Houston-Baytown-Sugar Land, TX	100.0%		173,288	Randall’s	Office Depot, Citi Trends, Anna’s Linens, Dollar Tree
Oak Forest	Houston-Baytown-Sugar Land, TX	100.0%		151,324	Kroger	Ross Dress for Less, Dollar Tree, Petsmart
Palmer Plaza	Houston-Baytown-Sugar Land, TX	100.0%		195,231		Dollar Tree
Randall's/Kings Crossing	Houston-Baytown-Sugar Land, TX	100.0%		126,397	Randall’s	CVS
Richmond Square	Houston-Baytown-Sugar Land, TX	100.0%		92,356		Best Buy, Cost Plus
River Oaks East	Houston-Baytown-Sugar Land, TX	100.0%		71,265	Kroger
River Oaks West	Houston-Baytown-Sugar Land, TX	100.0%		247,673	Kroger	Barnes & Noble, Talbots, Ann Taylor, Gap, JoS. A. Bank
Shoppes at Memorial Villages	Houston-Baytown-Sugar Land, TX	100.0%		184,354		Rexel
Shops at Kirby Drive	Houston-Baytown-Sugar Land, TX	100.0%		10,000		Freebirds Burrito
Shops at Three Corners	Houston-Baytown-Sugar Land, TX	70.0%	(1)	277,871	Fiesta	Ross Dress for Less, PetSmart, Office Depot, Big Lots
Southgate	Houston-Baytown-Sugar Land, TX	15.0%	(1)	125,260	Food-A-Rama	CVS, Family Dollar, Palais Royal
Stella Link	Houston-Baytown-Sugar Land, TX	100.0%		70,087	Sellers Bros.	Spec’s
Tomball Marketplace	Houston-Baytown-Sugar Land, TX	100.0%		298,857		(Academy), (Kohl's), Ross Dress For Less, Marshalls
Village Plaza at Bunker Hill	Houston-Baytown-Sugar Land, TX	57.8%	(1)(3)	490,734	H-E-B	PetSmart, Babies "R" Us, Academy, Nordstrom Rack
Westchase Center	Houston-Baytown-Sugar Land, TX	100.0%		360,793	Whole Foods Market	(Target), Ross Dress for Less, Golfsmith, Palais Royal, Petco
Westhill Village	Houston-Baytown-Sugar Land, TX	100.0%		128,791		Ross Dress for Less, Office Depot, 99 Cents Only, Anna’s Linens
Independence Plaza	Laredo, TX	100.0%		347,302	H-E-B	TJ Maxx, Ross, Hobby Lobby, Petco, Ulta Beauty
North Creek Plaza	Laredo, TX	100.0%		485,463	(H-E-B)	(Target), Marshalls, Old Navy, Best Buy, Bed Bath & Beyond
Plantation Centre	Laredo, TX	100.0%		143,015	H-E-B
Las Tiendas Plaza	McAllen-Edinburg-Pharr, TX	50.0%	(1)(3)	500,067		(Target), Academy, Conn’s, Ross Dress for Less, Marshalls, Office Depot
Market at Nolana	McAllen-Edinburg-Pharr, TX	50.0%	(1)(3)	243,821	(Walmart Supercenter)
Market at Sharyland Place	McAllen-Edinburg-Pharr, TX	50.0%	(1)(3)	301,174	(Walmart Supercenter)	Kohl's, Dollar Tree
Northcross	McAllen-Edinburg-Pharr, TX	50.0%	(1)(3)	74,865		Barnes & Noble
Old Navy Building	McAllen-Edinburg-Pharr, TX	50.0%	(1)(3)(4)	15,000		Old Navy
Sharyland Towne Crossing	McAllen-Edinburg-Pharr, TX	50.0%	(1)(3)	484,949	H-E-B	(Target), T.J. Maxx, Petco, Office Depot, Ross Dress for Less
South 10th St. HEB	McAllen-Edinburg-Pharr, TX	50.0%	(1)(3)	103,702	H-E-B
Starr Plaza	Rio Grande City, TX	50.0%	(1)(3)	176,693	H-E-B	Bealls
Fiesta Trails	San Antonio, TX	100.0%		482,370	(H-E-B)	(Target), Act III Theatres, Marshalls, Office Max, Stein Mart, Petco, Anna’s Linens
Parliament Square II	San Antonio, TX	100.0%	(4)	54,541		Incredible Pizza
Thousand Oaks	San Antonio, TX	15.0%	(1)	162,009	H-E-B	Bealls, Tuesday Morning
Valley View	San Antonio, TX	100.0%		91,544		Marshalls, Dollar Tree
Broadway	Tyler, TX	100.0%		60,447		Stein Mart
Texas Total:				12,576,407
Utah
DDS Office Building	Salt Lake City, UT	100.0%		27,300
Taylorsville Town Center	Salt Lake City, UT	100.0%		139,007	The Fresh Market	Rite Aid
West Jordan Town Center	Salt Lake City, UT	100.0%		304,899		(Target), Petco
Utah Total:				471,206
Washington
Meridian Town Center	Seattle-Tacoma-Bellevue, WA	20.0%	(1)(3)	143,012	(Safeway)	Jo-Ann Fabric & Craft Store, Tuesday Morning
Promenade 23	Seattle-Tacoma-Bellevue, WA	100.0%		96,860	Red Apple Grocers	Walgreens
Queen Anne Marketplace	Seattle-Tacoma-Bellevue, WA	51.0%	(1)(3)	81,385	Metropolitan Market	Bartell's Drug
Rainer Square Plaza	Seattle-Tacoma-Bellevue, WA	20.0%	(1)(3)	108,356	Safeway	Ross Dress for Less

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
South Hill Center	Seattle-Tacoma-Bellevue, WA	20.0%	(1)(3)	134,010		Bed Bath & Beyond, Ross Dress for Less, Best Buy
Washington Total:				563,623
Total Operating Properties				45,064,945
New Development
Maryland
Nottingham Commons	Baltimore-Towson, MD	100.0%	(2)	2,209
Maryland Total:				2,209
North Carolina
Wake Forest Crossing II	Raleigh-Cary, NC	100.0%	(2)	93,595
North Carolina Total:				93,595
Virginia
Hilltop Village	Washington, DC-VA-MD-WV	50.0%	(1)(2)	130,876
Virginia Total:				130,876
Total New Developments				226,680
___________________

(1)
Denotes property is held by a real estate joint venture or partnership; however, the gross leasable area square feet figures include our partners’ ownership interest in the property and property owned by others.

(2)	Denotes property currently under development.

(3)	Denotes properties that are not consolidated under generally accepted accounting principles.

(4)	Denotes single tenant property.

(5)	CBSA represents the Core Based Statistical Area.
ITEM 3. Legal Proceedings
We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict the amounts involved, our management and counsel believe that when such litigation is resolved, our resulting liability, if any, will not have a material effect on our consolidated financial statements.
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Shares of Beneficial Interest, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed and traded on the New York Stock Exchange under the symbol “WRI.” As of January 31, 2015, the number of holders of record of our common shares was 2,012. The closing high and low sale prices per common share as reported on the New York Stock Exchange, and dividends per share paid for the fiscal quarters indicated were as follows:

	High	Low	Dividends
2014:
Fourth	$36.96	$31.79	$.575	(1)
Third	34.47	31.28	.325
Second	32.86	30.13	.325
First	31.09	27.75	.325
2013:
Fourth	$32.44	$27.42	$.305
Third	32.69	27.54	.305
Second	35.84	28.79	.305
First	31.55	27.35	.305
___________________

(1)	Comprised of a regular dividend of $.325 per common share and a special dividend of $.25 per common share.
The following table summarizes the equity compensation plans under which our common shares may be issued as of December 31, 2014:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance
Equity compensation plans approved by shareholders	2,897,123	$28.76	1,437,633
Equity compensation plans not approved by shareholders	—	—	—
Total	2,897,123	$28.76	1,437,633

Performance Graph
The graph and table below provides an indicator of cumulative total shareholder returns for us as compared with the S&P 500 Stock Index and the FTSE NAREIT Equity Shopping Centers Index, weighted by market value at each measurement point. The graph assumes that on December 31, 2009, $100 was invested in our common shares and that all dividends were reinvested by the shareholder.
Comparison of Five Year Cumulative Return
*$100 invested on December 31, 2009 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Source: SNL Financial LC

	2010	2011	2012	2013	2014
Weingarten Realty Investors	$126.10	$121.27	$155.50	$165.96	$221.43
S&P 500 Index	115.06	117.49	136.30	180.44	205.14
FTSE NAREIT Equity Shopping Centers Index	130.78	129.83	162.31	170.41	221.47
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

	(Amounts in thousands, except per share amounts) Year Ended December 31,
	2014	2013	2012	2011	2010
Operating Data: (1)
Revenues (primarily real estate rentals)	$514,406	$489,195	$451,177	$428,294	$418,904
Depreciation and Amortization	150,356	146,763	127,703	118,890	113,161
Impairment Loss	1,024	2,579	9,585	49,671	33,317
Operating Income	182,038	159,868	144,361	103,314	117,922
Interest Expense, net	94,725	96,312	106,248	130,298	135,484
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests	1,718	33,670	14,203	—	—
Equity in Earnings (Losses) of Real Estate Joint Ventures and Partnerships, net	22,317	35,112	(1,558)	7,834	12,889
Benefit (Provision) for Income Taxes	1,261	(7,046)	75	3	297
Income (Loss) from Continuing Operations	116,365	132,977	56,880	(14,088)	5,307
Gain on Sale of Property	146,290	762	1,004	1,304	2,005
Net Income	307,579	265,156	152,421	16,739	51,238
Net Income Adjusted for Noncontrolling Interests	288,008	220,262	146,640	15,621	46,206
Net Income (Loss) Attributable to Common Shareholders	$277,168	$184,145	$109,210	$(19,855)	$10,730
Per Share Data - Basic:
Income (Loss) from Continuing Operations Attributable to Common Shareholders	$1.91	$0.76	$0.13	$(0.40)	$(0.27)
Net Income (Loss) Attributable to Common Shareholders	$2.28	$1.52	$0.90	$(0.17)	$0.09
Weighted Average Number of Shares	121,542	121,269	120,696	120,331	119,935
Per Share Data - Diluted:
Income (Loss) from Continuing Operations Attributable to Common Shareholders	$1.89	$0.75	$0.13	$(0.40)	$(0.27)
Net Income (Loss) Attributable to Common Shareholders	$2.25	$1.50	$0.90	$(0.17)	$0.09
Weighted Average Number of Shares - Diluted	124,370	122,460	121,705	120,331	119,935
Balance Sheet Data:
Property (at cost)	$4,076,094	$4,289,276	$4,399,850	$4,688,526	$4,777,794
Total Assets	3,814,094	4,223,929	4,184,784	4,588,226	4,807,855
Debt, net	$1,938,188	$2,299,844	$2,204,030	$2,531,837	$2,589,448
Other Data:
Cash Flows from Operating Activities	$240,769	$233,992	$227,330	$214,731	$214,625
Cash Flows from Investing Activities	218,077	134,654	370,308	(3,745)	(121,421)
Cash Flows from Financing Activities	(527,233)	(296,674)	(591,676)	(221,203)	(222,929)
Cash Dividends per Common Share	1.55	1.22	1.16	1.10	1.04
Funds from Operations - Basic (2)	$254,518	$222,732	$222,128	$173,325	$187,008
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
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 45.3 million square feet of gross leasable area, that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 3.5% of base minimum rental revenues during 2014.
At December 31, 2014, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 234 developed income-producing properties and three properties under development, which are located in 21 states spanning the country from coast to coast.
We also owned interests in 34 parcels of land held for development that totaled approximately 25.3 million square feet at December 31, 2014.
We had approximately 5,800 leases with 3,800 different tenants at December 31, 2014. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including real estate taxes, and additional rent payments based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.
Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers in certain markets of the U.S. We have completed the transformation of our portfolio outlined in 2011 by disposing non-core properties and reinvesting in high-quality centers supported by stronger demographics. Our strategic initiatives have now turned to: (1) raising net asset value and cash flow through quality acquisitions, redevelopments and new developments, (2) maintaining a strong, flexible consolidated balance sheet and a well-managed debt maturity schedule and (3) growing net operating income from our existing portfolio by increasing occupancy and rental rates. We believe these initiatives will keep our portfolio of properties among the strongest in our sector.
Under our capital recycling plan, we disposed of non-core operating properties, which provided capital for growth opportunities and strengthened our operating fundamentals. During 2014, we successfully disposed of real estate assets with our share of aggregate gross sales proceeds totaling $387 million, which were owned by us either directly or through our interest in real estate joint ventures or partnerships. Although the transformation process is complete, we will continue to recycle properties that no longer meet our ownership criteria with the magnitude of these dispositions significantly reduced when compared to activity over the past several years. We expect to complete dispositions in the range of $125 million to $175 million in 2015, but we can give no assurances that this will actually occur. We have approximately $63 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close. Subsequent to year-end, we sold two properties with gross proceeds totaling $25 million.
As we are generally selling lower-tier, non-core assets, potential buyers requiring financing for such acquisitions may find access to capital an issue, especially if long-term interest rates rise, but conditions are currently very good. We intend to continue to recycle capital according to our business plan, although a number of factors, including weaknesses in the secured lending markets or a downturn in the economy, could adversely impact our ability to execute this plan.

We continue to actively seek acquisitions opportunities to grow our operations. Despite substantial competition for quality opportunities, we will continue to identify select acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. In 2014, we acquired a center in Arizona with a gross purchase price of $43.8 million. For 2015, we expect to invest in acquisitions in the range of $200 million to $250 million, but we can give no assurances that this will actually occur. Subsequent to year-end, we acquired one center in Texas with a gross purchase price of $43.1 million.
We continue to focus on identifying new development projects as another source of growth. Although we have only seen a few viable projects, a lack of supply in new retail space, combined with an increase in supermarket sales, has driven an increase in new development activity and retailer interest, which we believe is a positive trend. During 2014, we acquired two new development properties located in North Carolina and Maryland, with our expected investment in these properties to be approximately $62 million. Furthermore, we have a contractual commitment to purchase the retail portion of a mixed-use project in Washington from its developer, and our expected investment in this mixed-use project approximates $29 million. For 2015, we expect to invest in new developments in the range of $50 million to $100 million, but we can give no assurances that this will actually occur.
In addition, we continue to look for internal growth opportunities. Currently, we have 13 redevelopment projects in which we plan to invest approximately $67 million over the next 24 months. Additionally, in 2014 we completed one redevelopment project in a 50% unconsolidated real estate joint venture, which has added approximately 7,200 incremental square feet to to the total portfolio, with our share of the incremental investment totaling $.6 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to range between 10% to 15%.
We strive to maintain a strong, conservative capital structure which should provide ready access to a variety of attractive long and short-term capital sources. We carefully balance lower cost short-term financing with long-term liabilities associated with acquired or developed long-term assets. During 2014, we repaid $315 million of medium term notes from the net proceeds of our $250 million issuance in October 2013 of 4.45% senior unsecured notes that had been previously invested in short-term investments of $50 million and cash and cash equivalents. Furthermore, in 2014, we redeemed the total outstanding principal amount of $100 million of our 8.1% senior unsecured notes, which was funded through our revolving credit facility. These transactions have decreased our interest costs by replacing high-cost debt with considerably lower rate debt.
We believe that these transactions should continue to strengthen our consolidated balance sheet and further enhance our access to various sources of capital, while reducing our cost of capital. While the availability of capital has improved over the past few years, there can be no assurance that favorable pricing and availability will not deteriorate in the future. The transformation of our operating portfolio and the continued strengthening of our consolidated balance sheet has been rewarded with a change in outlook to Positive from Stable by Moody’s Investor Services during 2014.
Operational Metrics
In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. As a result of our transformation initiative, strong leasing activity, low tenant fallout and lack of quality retail space in the market, the operating metrics of our portfolio strengthened in 2014 as we focused on increasing occupancy and same property net operating income ("SPNOI" and see Non-GAAP Financial Measures for additional information). Our portfolio delivered solid operating results with:

•	improved occupancy to 95.4% for the year ended December 31, 2014 over the same period of 2013 of 94.8%;

•	an increase of 3.4% in SPNOI for the year ended December 31, 2014 over the same period of 2013; and

•	rental rate increases of 13.1% for new leases and 9.3% for renewals during 2014.
Below are performance metrics associated with our signed occupancy, SPNOI growth and leasing activity on a pro rata basis:

	December 31,
	2014	2013
Anchor (space of 10,000 square feet or greater)	98.9%	98.5%
Non-Anchor (small shop)	89.8%	89.0%
Total Occupancy	95.4%	94.8%

	Three Months Ended December 31, 2014	Twelve Months Ended December 31, 2014
SPNOI Growth (1)	3.6%	3.4%
___________________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to operating income within this section of Item 7.

	Number of Leases	Square Feet ('000's)	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Leasing Activity:
Three Months Ended December 31, 2014
New leases (1)	54	134	$19.46	$17.63	$12.33	10.4%
Renewals	186	682	15.07	13.53	0.06	11.4%
Not comparable spaces	43	162	—	—	—	—%
Total	283	978	$15.79	$14.20	$2.07	11.2%

Twelve Months Ended December 31, 2014
New leases (1)	236	690	$18.95	$16.76	$21.70	13.1%
Renewals	737	2,737	15.52	14.20	0.03	9.3%
Not comparable spaces	187	700	—	—	—	—%
Total	1,160	4,127	$16.21	$14.72	$4.39	10.1%
___________________

(1)	Average external lease commissions per square foot for the three and twelve months ended December 31, 2014 were $4.18 and $4.58, respectively.
While we will continue to monitor the economy and the effects on our tenants, over the long-term we believe the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio will allow us to further increase occupancy levels slightly; however, occupancy may oscillate over the next several quarters as we continue to maximize our long-term portfolio value by repositioning some of our anchor space. A reduction in quality retail space available contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases. Leasing volume is anticipated to decline as we have less vacant space available for leasing. Our expectation is that SPNOI will average between 2.5% to 3.5% for 2015.
New Development
At December 31, 2014, we had four projects under development. We have funded $82.8 million to date on these projects, and we estimate our aggregate net investment upon completion to be $156.6 million. Overall, the average projected stabilized return on investment for these properties is expected to be approximately 7.7% upon completion.
We had approximately $103.3 million in land held for development at December 31, 2014. While we are experiencing a greater interest from retailers and other market participants in our land held for development, opportunities for economically viable developments remain scarce. We intend to continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains challenging.
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
Results of Operations
Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013
The following table is a summary of certain items from our Consolidated Statements of Operations, which we believe represent items that significantly changed during 2014 as compared to the same period in 2013:

	Year Ended December 31,
	2014	2013	Change	% Change
Revenues	$514,406	$489,195	$25,211	5.2%
Interest expense, net	94,725	96,312	(1,587)	(1.6)
Interest and other income, net	3,756	7,685	(3,929)	(51.1)
Gain on sale and acquisition of real estate joint venture and partnership interests	1,718	33,670	(31,952)	(94.9)
Equity in earnings of real estate joint ventures and partnerships, net	22,317	35,112	(12,795)	(36.4)
Benefit (provision) for income taxes	1,261	(7,046)	8,307	117.9
Revenues
The increase in revenues of $25.2 million is primarily attributable to an increase in net rental revenues from acquisitions and new development completions, which contributed $18.7 million, as well as increases in occupancy and rental rates, which is offset by our dispositions in the third and fourth quarters of 2014.

Interest Expense, net
Net interest expense decreased $1.6 million or 1.6%. The components of net interest expense were as follows (in thousands):

	Year Ended December 31,
	2014	2013
Gross interest expense	$98,973	$108,333
Over-market mortgage adjustment	(946)	(9,618)
Capitalized interest	(3,302)	(2,403)
Total	$94,725	$96,312
Gross interest expense totaled $99.0 million in 2014, down $9.4 million or 8.6% from 2013. The decrease in gross interest expense is primarily attributable to a reduction in both the weighted average debt outstanding and interest rates as a result of the repayment of notes through the revolving credit facility, disposition proceeds and short-term investments from the October 2013 note issuance, all of which totaled $11.6 million. In 2014, the weighted average debt outstanding was $2.08 billion at a weighted average interest rate of 4.65% as compared to $2.14 billion outstanding at a weighted average interest rate of 5.06% in 2013. Offsetting this decrease is a $1.2 million write-off of debt costs in 2014 associated with the redemption of the 8.1% senior unsecured notes. The decrease in the over-market mortgage adjustment of $8.7 million is primarily attributable to a $9.7 million write-off in 2013 of an above-market mortgage intangible from the early payoff of the associated mortgage.
Interest and Other Income, net
The decrease of $3.9 million is attributable primarily a $2.0 million decrease in the fair value of assets held in a grantor trust related to our deferred compensation plan and the repayment of various notes receivable.
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests
The decrease of $32.0 million is attributable to the gains in 2013 associated with the liquidation of an unconsolidated real estate joint venture that owned industrial properties of $11.5 million and the acquisition of an unconsolidated real estate joint venture interest totaling $20.2 million.
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
The decrease of $12.8 million is primarily attributable to a decrease in the gain on sales from the 2014 and 2013 dispositions, of which our share totaled $11.0 million and the purchase of a 50% equity interest in December 2013.
Benefit (Provision) for Income Taxes
The increase of $8.3 million is primarily attributable to the tax effect of the gain in 2013 associated with the purchase of a 50% unconsolidated joint venture interest by our taxable REIT subsidiary.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012
The following table is a summary of certain items from our Consolidated Statements of Operations, which we believe represent items that significantly changed during 2013 as compared to the same period in 2012:

	Year Ended December 31,
	2013	2012	Change	% Change
Revenues	$489,195	$451,177	$38,018	8.4%
Depreciation and amortization	146,763	127,703	19,060	14.9
Operating expenses	97,099	88,924	8,175	9.2
Real estate taxes, net	57,515	52,066	5,449	10.5
Impairment loss	2,579	9,585	(7,006)	(73.1)
General and administrative expenses	25,371	28,538	(3,167)	(11.1)
Interest expense, net	96,312	106,248	(9,936)	(9.4)
Gain on sale and acquisition of real estate joint venture and partnership interests	33,670	14,203	19,467	137.1
Equity in earnings (losses) of real estate joint ventures and partnerships, net	35,112	(1,558)	36,670	2,353.7
(Provision) benefit for income taxes	(7,046)	75	(7,121)	(9,494.7)
Revenues
The increase in revenues of $38.0 million is primarily attributable to an increase in net rental revenues of $37.3 million due primarily to increases in occupancy and rental rates, new development completions of $2.4 million and acquisitions of $18.7 million.
Depreciation and Amortization
The increase of $19.1 million is primarily attributable to acquisitions, new development completions and other capital activities.
Operating Expenses
The increase in operating expenses of $8.2 million is primarily attributable to acquisitions, which totaled $2.7 million, an increase in management fees of $2.1 million primarily attributable to a fair value increase in the assets held in a grantor trust related to our deferred compensation plan of $1.1 million and a slight increase in other operating expenses at our existing properties.
Real Estate Taxes, net
The increase in real estate taxes, net of $5.4 million is primarily attributable to rate and valuation changes, as well as acquisitions and new development completions.
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

Interest Expense, net
Net interest expense decreased $9.9 million or 9.4%. The components of net interest expense were as follows (in thousands):

	Year Ended December 31,
	2013	2012
Gross interest expense	$108,333	$111,673
Over-market mortgage adjustment	(9,618)	(2,300)
Capitalized interest	(2,403)	(3,125)
Total	$96,312	$106,248
Gross interest expense totaled $108.3 million in 2013, down $3.3 million or 3.0% from 2012. The decrease in gross interest expense results primarily from a reduction in both the weighted average debt outstanding and interest rates as a result of refinancing of notes and mortgages with proceeds from dispositions and note issuances. In 2013, the weighted average debt outstanding was $2.14 billion at a weighted average interest rate of 5.06% as compared to $2.18 billion outstanding at a weighted average interest rate of 5.12% in 2012. The increase in the over-market mortgage adjustment of $7.3 million is attributable to the write-off of net above-market mortgage intangibles associated with the early payoff of the related mortgage in both 2013 and 2012.
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
(Provision) Benefit for Income Taxes
The decrease of $7.1 million is primarily attributable to the tax effect of the gain in 2013 associated with the purchase of a 50% unconsolidated joint venture interest by our taxable REIT subsidiary.
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
Economic Conditions
Underlying economic fundamentals continue to show positive, albeit slow, gains as the economic recovery continues to stabilize. Consumer confidence continues to fluctuate, although it is generally positive as oil prices decline and the labor market improves. Furthermore, personal income and housing prices are continuing to increase in our primary markets. We believe there is a direct correlation between housing wealth and consumption, and we expect rebounding home prices will further strengthen retail fundamentals, including rent growth and net operating income. Our focus on supermarket-anchored centers in densely populated major metropolitan areas should position our portfolio to capitalize on the improving retail landscape.

With respect to Houston and other markets that are energy dependent, the reduction in oil prices will likely have a negative impact on the local economy and depending upon the duration of the low oil price environment, could impact the performance of our centers. However, our transformation strategy resulted in the sale of most of our lower quality assets in Houston and other energy dependent markets, which we believe reduces the potential negative impact of the low oil prices to us.
As strengthening retail fundamentals drive demand for investments in top-tier retail real estate, we continue to dedicate internal resources to identify and evaluate available assets in our markets so that we may purchase the best assets and properties with the strongest upside potential. Also, we continue to look for redevelopment opportunities within our existing portfolio by repositioning our anchor tenants and new development opportunities to spur growth.
Capital Resources and Liquidity
Our primary operating liquidity needs are paying our common and preferred dividends, maintaining and operating our existing properties, paying our debt service costs, excluding debt maturities, and funding capital expenditures. Under our 2015 business plan, cash flows from operating activities are expected to meet these planned capital needs.
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
As of December 31, 2014, we had an available borrowing capacity of $306.8 million under our revolving credit facility, and our debt maturities for 2015 total $225.9 million. We repaid $315 million of medium term notes during 2014 from the net proceeds of our $250 million issuance in October 2013 of 4.45% senior unsecured notes that previously had been invested in short-term investments of $50 million and cash and cash equivalents. Additionally in 2014, we redeemed the total outstanding principal amount of $100 million of our 8.1% senior unsecured notes, which was funded through our revolving credit facility.
Currently, we are in negotiations associated with a $200 million unsecured five-year term note and a ten-year extension of an existing $66 million secured note, which are anticipated to close by the first quarter of 2015. The proceeds of the term note will be used for general corporate purposes, and the interest rate associated with the existing secured note is anticipated to be reduced by 3.9% to 3.5% with approximately $6.1 million of debt extinguishment costs being realized.
We believe proceeds from the transactions above and our capital recycling program, combined with our available capacity under the credit facilities, will provide adequate liquidity to fund our capital needs, including acquisitions and new development activities. In the event our capital recycling program does not progress as expected, we believe other debt and equity alternatives are available to us. Although external market conditions are not within our control, we do not currently foresee any reason that would prevent us from entering the capital markets if needed.
During 2014, aggregate gross sales proceeds from our dispositions totaled $387.4 million. Operating cash flows from discontinued operations are included in net cash from operating activities in our Consolidated Statements of Cash Flows, while proceeds from discontinued operations are included as investing activities. At December 31, 2014, discontinued operations represent .4% of our net cash from operating activities, and we expect future net cash from operating activities to decrease accordingly when compared to prior periods. This is representative of our centers that were classified as discontinued operations or held for sale prior to April 1, 2014, our adoption date for the new qualification criteria for discontinued operations.

We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. Off-balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $380.8 million, of which our pro rata ownership is $156.2 million, at December 31, 2014. Scheduled principal mortgage payments on this debt, excluding non-cash related items totaling $1.1 million, at 100% are as follows (in millions):

2015	$77.6
2016	110.9
2017	56.8
2018	6.3
2019	6.6
Thereafter	121.5
Total	$379.7
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
Investing Activities:
Acquisitions
During 2014, we acquired one center in Arizona with a gross purchase price of $43.8 million.
Dispositions
During 2014, we sold 30 centers and other property, including real estate assets through our interest in unconsolidated real estate joint ventures and partnerships, and we partially disposed of an unconsolidated real estate joint venture interest. Our share of aggregate gross sales proceeds from these transactions totaled $387.4 million and generated our share of the gains of approximately $174.2 million.
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
New Development
At December 31, 2014, we had four projects under development with a total square footage of approximately .7 million, of which we have funded $82.8 million to date on these projects. Upon completion, we expect our aggregate net investment in these properties to be $156.6 million.
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

Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Year Ended December 31,
	2014	2013
Acquisitions	$43,587	$129,719
New Development	47,402	19,264
Tenant Improvements	24,432	33,259
Capital Improvements	15,202	13,312
Other (includes redevelopments)	14,681	10,092
Total	$145,304	$205,646
The decrease in capital expenditures is attributable primarily to a decline in acquisition activity offset by the increase in new development activity during 2014 compared to the same period in 2013.
For 2015, we anticipate our acquisitions to total between $200 million and $250 million. We anticipate our 2015 tenant improvement expenditures to be consistent with 2014. Our new development investment for 2015 is estimated to be approximately $50 million to $100 million. For 2015, capital improvement spending is expected to be consistent with 2014 expenditures. No assurances can be provided that our planned capital activities will occur. Further, we have entered into commitments aggregating $64.3 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our revolving credit facility.
Capital expenditures for additions described above relate to cash flows from investing activities as follows(in thousands):

	Year Ended December 31,
	2014	2013
Acquisition of real estate and land	$43,587	$105,765
Development and capital improvements	100,926	76,992
Real estate joint ventures and partnerships - Investments	791	22,600
Notes receivable from real estate joint ventures and partnerships - Advances for capital expenditures	—	289
Total	$145,304	$205,646
Capitalized soft costs, including payroll and other general and administrative costs, interest and real estate taxes, totaled $10.7 million and $9.7 million for the year ended December 31, 2014 and 2013, respectively.
Financing Activities:
Debt
Total debt outstanding was $1.9 billion at December 31, 2014 and included $1.7 billion which bears interest at fixed rates and $286.2 million, including the effect of $65.3 million of interest rate contracts, which bears interest at variable rates. Additionally, of our total debt, $595.0 million was secured by operating properties while the remaining $1.3 billion was unsecured.
At December 31, 2014, we have a $500 million unsecured revolving credit facility which expires in April 2017 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At December 31, 2014, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 115 and 20 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million. As of January 31, 2015, we had $207.0 million outstanding, and the available balance was $288.8 million, net of $4.2 million in outstanding letters of credit.

We also had an agreement with a bank for an unsecured and uncommitted overnight facility totaling $99 million that we maintained for cash management purposes. The facility provided for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin based on market liquidity. As of January 2, 2015, this facility was canceled and has not been replaced.
For the year ended December 31, 2014, the maximum balance and weighted average balance outstanding under both facilities combined were $270.0 million and $151.0 million, respectively, at a weighted average interest rate of .8%.
During 2014, we repaid $315 million of medium term notes from the net proceeds of our $250 million issuance in October 2013 of 4.45% senior unsecured notes that had been previously invested in short-term investments of $50 million and cash and cash equivalents. Additionally, in 2014, we redeemed the total outstanding principal amount of $100 million of our 8.1% senior unsecured notes, which was funded through our revolving credit facility.
Our five most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of December 31, 2014.
Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at December 31, 2014:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	41.7%
Secured Debt to Asset Ratio	Less than 40.0%	12.8%
Annual Service Charge Ratio	Greater than 1.5	3.7
Unencumbered Asset Test	Greater than 150%	253.0%
At December 31, 2014, we had two interest rate contracts, maturing through October 2017, with an aggregate notional amount of $65.3 million that were designated as fair value hedges and convert fixed interest payments at rates of 7.5% to variable interest payments ranging from 4.2% to 4.3%.
At December 31, 2014, we had one interest rate contract with an aggregate notional amount of $5.2 million that was designated as a cash flow hedge. This contract matures in December 2015 and fixes interest rates at 2.4%. We have determined that this contract is highly effective in offsetting future variable interest cash flows.
We could be exposed to losses in the event of nonperformance by the counter-parties related to our interest rate contracts; however, management believes such nonperformance is unlikely.
Equity
In February 2015, our Board of Trust Managers approved an increase in our 2015 first quarter dividend for our common shares from $.325 to $.345 per share. Common and preferred dividends paid totaled $199.3 million during 2014. During 2014, we paid a special dividend for our common shares in the amount of $.25 per share, which was due to the significant gains on dispositions of property. Our dividend payout ratio (as calculated as dividends paid on common shares divided by funds from operations (“FFO”) - basic) for the year ended December 31, 2014 approximated 74.5%. FFO - basic for the year ended December 31, 2014 included the following non-cash transactions; the write-off of net debt costs, deferred tax benefit adjustments and other non-cash items. Excluding the special dividend paid, our dividend payout ratio would have been 62.5% for the year ended December 31, 2014.
We have an effective universal shelf registration statement which expires in September 2017. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.

Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $64.3 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of December 31, 2014 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Mortgages and Notes Payable (1)
Unsecured Debt	$145,244	$115,164	$60,304	$232,802	$33,854	$1,003,928	$1,591,296
Secured Debt	168,945	182,840	131,450	58,569	59,973	87,810	689,587
Lease Payments	2,973	2,851	2,672	2,636	2,530	117,642	131,304
Other Obligations (2)	56,763	57,814	50	—	—	—	114,627
Total Contractual Obligations	$373,925	$358,669	$194,476	$294,007	$96,357	$1,209,380	$2,526,814

___________________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at December 31, 2014, excluding the effect of interest rate swaps. Also, excludes a $72.1 million debt service guaranty liability.

(2)
Other obligations include income and real estate tax payments, commitments associated with our secured debt and other employee payments. Included in 2015 is the estimated contribution to our retirement plan, which meets or exceeds the minimum statutory funding requirements. See Note 19 for additional information. Included in 2016 is a purchase obligation of $23.8 million. See Note 21 for additional information.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Sheridan Redevelopment Agency ("Agency") issued Series A bonds used for an urban renewal project, of which $72.1 million remain outstanding at December 31, 2014. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our consolidated financial statements as of December 31, 2014.
Off Balance Sheet Arrangements
As of December 31, 2014, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $4.2 million were outstanding under the revolving credit facility at December 31, 2014.
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

As of December 31, 2014, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the profitability of the entity. Our maximum risk of loss associated with this VIE was limited to $11.0 million at December 31, 2014.
As of December 31, 2014, we are working with a developer of a mixed-use project in Washington and have executed an agreement to purchase the retail portion of the project for approximately $23.8 million at closing, which is estimated to be in August 2016.
We have a real estate limited partnership agreement with a foreign institutional investor with a remaining potential obligation to purchase up to $240 million through December 31, 2015. Our ownership in this unconsolidated real estate limited partnership is 51%. To date, one property has been purchased.
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

FFO is calculated as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net income (loss) attributable to common shareholders	$277,168	$184,145	$109,210
Depreciation and amortization	145,660	152,075	143,783
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	14,793	17,550	20,955
Impairment of operating properties and real estate equity investments	895	457	15,033
Impairment of operating properties of unconsolidated real estate joint ventures and partnerships	305	366	19,946
Gain on acquisition including associated real estate equity investment	—	(20,234)	(1,869)
Gain on sale of property and interests in real estate equity investments	(179,376)	(95,675)	(83,683)
Gain on sale of property of unconsolidated real estate joint ventures and partnerships	(4,919)	(15,951)	(1,247)
Other	(8)	(1)	—
Funds from operations – basic	254,518	222,732	222,128
Income attributable to operating partnership units	2,171	1,780	1,721
Funds from operations - diluted	$256,689	$224,512	$223,849

Weighted average shares outstanding – basic	121,542	121,269	120,696
Effect of dilutive securities:
Share options and awards	1,331	1,191	1,009
Operating partnership units	1,497	1,554	1,578
Weighted average shares outstanding – diluted	124,370	124,014	123,283

Funds from operations per share – basic	$2.09	$1.84	$1.84

Funds from operations per share – diluted	$2.06	$1.81	$1.82
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

	Three Months Ended December 31, 2014	Twelve Months Ended December 31, 2014
Beginning of the period	234	252
Properties added:
Acquisitions	—	4
New Developments	—	4
Redevelopments	—	2
Properties removed:
Dispositions	(15)	(39)
Other	(1)	(5)
End of the period	218	218
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

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2014	2013	2014	2013
Operating Income	$43,969	$38,832	$182,038	$159,868
Less:
Revenue adjustments (1)	2,259	2,340	7,213	10,506
Add:
Property management fees	662	653	2,847	2,980
Depreciation and amortization	36,408	39,724	150,356	146,763
Impairment loss	1,024	—	1,024	2,579
General and administrative	7,023	6,559	24,902	25,371
Acquisition costs	185	128	254	498
Other (2)	98	190	570	316
Net Operating Income	87,110	83,746	354,778	327,869
Less: NOI related to consolidated entities not defined as same property and noncontrolling interests	(10,298)	(10,477)	(51,843)	(38,007)
Add: Pro rata share of unconsolidated entities defined as same property	9,068	9,615	36,188	38,169
Same Property Net Operating Income	$85,880	$82,884	$339,123	$328,031
___________________

(1)	Revenue adjustments consist primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.

(2)	Other includes items such as environmental abatement costs and demolition expenses.

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
In January 2015, the FASB issued ASU No. 2015-01, "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This ASU eliminates the concept of extraordinary items from GAAP. The provisions of ASU No. 2015-01 are effective for us as of January 1, 2016, and early adoption is permitted. We plan to adopt this ASU on January 1, 2015, and we do not expect the adoption of this update to have any impact to our consolidated financial statements.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At December 31, 2014, we had fixed-rate debt of $1.7 billion and variable-rate debt of $286.2 million, after adjusting for the net effect of $65.3 million notional amount of interest rate contracts. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $.2 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $5.4 million and $91.9 million, respectively.

ITEM 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Weingarten Realty Investors
Houston, Texas
We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weingarten Realty Investors and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Notes 2 and 15 to the consolidated financial statements, the Company has changed its method of accounting for and disclosure of discontinued operations for the year ended December 31, 2014 due to the adoption of Accounting Standards Update 2014-08, "Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity."
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Houston, Texas
February 19, 2015

WEINGARTEN REALTY INVESTORS CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rentals, net	$503,128	$477,340	$439,993
Other	11,278	11,855	11,184
Total	514,406	489,195	451,177
Expenses:
Depreciation and amortization	150,356	146,763	127,703
Operating	95,318	97,099	88,924
Real estate taxes, net	60,768	57,515	52,066
Impairment loss	1,024	2,579	9,585
General and administrative	24,902	25,371	28,538
Total	332,368	329,327	306,816
Operating Income	182,038	159,868	144,361
Interest Expense, net	(94,725)	(96,312)	(106,248)
Interest and Other Income, net	3,756	7,685	6,047
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests	1,718	33,670	14,203
Equity in Earnings (Losses) of Real Estate Joint Ventures and Partnerships, net	22,317	35,112	(1,558)
Benefit (Provision) for Income Taxes	1,261	(7,046)	75
Income from Continuing Operations	116,365	132,977	56,880
Operating Income from Discontinued Operations	342	12,214	25,918
Gain on Sale of Property from Discontinued Operations	44,582	119,203	68,619
Income from Discontinued Operations	44,924	131,417	94,537
Gain on Sale of Property	146,290	762	1,004
Net Income	307,579	265,156	152,421
Less: Net Income Attributable to Noncontrolling Interests	(19,571)	(44,894)	(5,781)
Net Income Adjusted for Noncontrolling Interests	288,008	220,262	146,640
Dividends on Preferred Shares	(10,840)	(18,173)	(34,930)
Redemption Costs of Preferred Shares	—	(17,944)	(2,500)
Net Income Attributable to Common Shareholders	$277,168	$184,145	$109,210
Earnings Per Common Share - Basic:
Income from continuing operations attributable to common shareholders	$1.91	$0.76	$0.13
Income from discontinued operations	0.37	0.76	0.77
Net income attributable to common shareholders	$2.28	$1.52	$0.90
Earnings Per Common Share - Diluted:
Income from continuing operations attributable to common shareholders	$1.89	$0.75	$0.13
Income from discontinued operations	0.36	0.75	0.77
Net income attributable to common shareholders	$2.25	$1.50	$0.90
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

	Year Ended December 31,
	2014	2013	2012
Net Income	$307,579	$265,156	$152,421
Other Comprehensive (Loss) Income:
Net unrealized gain on investments, net of taxes	354	340	—
Realized gain on investments	(38)	—	—
Realized gain on derivatives	—	5,893	—
Net unrealized gain (loss) on derivatives	131	530	(123)
Amortization of loss on derivatives and designated hedges	2,052	2,299	2,650
Retirement liability adjustment	(10,733)	11,479	473
Total	(8,234)	20,541	3,000
Comprehensive Income	299,345	285,697	155,421
Comprehensive Income Attributable to Noncontrolling Interests	(19,571)	(44,894)	(5,781)
Comprehensive Income Adjusted for Noncontrolling Interests	$279,774	$240,803	$149,640
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)

	December 31,
	2014	2013
ASSETS
Property	$4,076,094	$4,289,276
Accumulated Depreciation	(1,028,619)	(1,058,040)
Property Held for Sale, net	3,670	122,614
Property, net *	3,051,145	3,353,850
Investment in Real Estate Joint Ventures and Partnerships, net	257,156	266,158
Total	3,308,301	3,620,008
Notes Receivable from Real Estate Joint Ventures and Partnerships	—	13,330
Unamortized Debt and Lease Costs, net	141,122	164,828
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $7,680 in 2014 and $9,386 in 2013) *	77,781	82,351
Cash and Cash Equivalents *	23,189	91,576
Restricted Deposits and Mortgage Escrows	79,998	4,502
Other, net	183,703	247,334
Total Assets	$3,814,094	$4,223,929
LIABILITIES AND EQUITY
Debt, net *	$1,938,188	$2,299,844
Accounts Payable and Accrued Expenses	112,479	108,535
Other, net	124,484	127,572
Total Liabilities	2,175,151	2,535,951
Commitments and Contingencies	—	—
Equity:
Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 140 shares issued; 60 shares outstanding in 2014 and 2013; liquidation preference $150,000 in 2014 and 2013	2	2
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 122,489 in 2014 and 121,949 in 2013	3,700	3,683
Additional Paid-In Capital	1,706,880	1,679,229
Net Income Less Than Accumulated Dividends	(212,960)	(300,537)
Accumulated Other Comprehensive Loss	(12,436)	(4,202)
Total Shareholders' Equity	1,485,186	1,378,175
Noncontrolling Interests	153,757	309,803
Total Equity	1,638,943	1,687,978
Total Liabilities and Equity	$3,814,094	$4,223,929
* Consolidated variable interest entities' assets held as collateral and debt included in the above balances (see Note 22):
Property, net	$47,085	$70,734
Accrued Rent and Accounts Receivable, net	2,576	2,855
Cash and Cash Equivalents	12,189	6,548
Debt, net	97,362	109,923
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net Income	$307,579	$265,156	$152,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,616	157,665	148,413
Amortization of debt deferred costs and intangibles, net	3,641	(7,518)	(1,162)
Impairment loss	1,024	2,815	15,436
Equity in (earnings) losses of real estate joint ventures and partnerships, net	(22,317)	(35,112)	1,558
Gain on acquisition	—	—	(1,869)
Gain on sale and acquisition of real estate joint venture and partnership interests	(1,718)	(33,670)	(14,203)
Gain on sale of property	(190,872)	(119,965)	(69,623)
Distributions of income from real estate joint ventures and partnerships, net	4,058	3,498	3,141
Changes in accrued rent and accounts receivable, net	(3,494)	(4,606)	82
Changes in unamortized debt and lease costs and other assets, net	(16,299)	(19,587)	(19,008)
Changes in accounts payable, accrued expenses and other liabilities, net	2,890	18,420	(878)
Other, net	5,661	6,896	13,022
Net cash provided by operating activities	240,769	233,992	227,330
Cash Flows from Investing Activities:
Acquisition of real estate and land	(43,587)	(105,765)	(198,171)
Development and capital improvements	(100,926)	(76,992)	(95,743)
Proceeds from sale of property and real estate equity investments, net	351,224	282,705	591,091
Change in restricted deposits and mortgage escrows	(75,299)	39,505	(30,520)
Notes receivable from real estate joint ventures and partnerships and other receivables - Advances	—	(289)	(6,614)
Notes receivable from real estate joint ventures and partnerships and other receivables - Collections	10,336	19,411	75,081
Real estate joint ventures and partnerships - Investments	(5,223)	(26,241)	(9,792)
Real estate joint ventures and partnerships - Distributions of capital	31,260	59,932	44,976
Purchase of investments	(3,000)	(58,836)	—
Proceeds from investments	51,788	—	—
Other, net	1,504	1,224	—
Net cash provided by investing activities	218,077	134,654	370,308
Cash Flows from Financing Activities:
Proceeds from issuance of debt	4,500	573,542	300,098
Principal payments of debt	(508,997)	(449,629)	(538,438)
Changes in unsecured credit facilities	189,000	(66,000)	(100,500)
Proceeds from issuance of common shares of beneficial interest, net	7,987	5,968	8,267
Repurchase of preferred shares of beneficial interest	—	(275,000)	(72,500)
Common and preferred dividends paid	(199,343)	(165,900)	(173,202)
Debt issuance costs paid	(463)	(6,716)	(4,250)
Distributions to noncontrolling interests	(21,055)	(20,151)	(12,770)
Contributions from noncontrolling interests	980	106,613	2,123
Other, net	158	599	(504)
Net cash used in financing activities	(527,233)	(296,674)	(591,676)
Net (decrease) increase in cash and cash equivalents	(68,387)	71,972	5,962
Cash and cash equivalents at January 1	91,576	19,604	13,642
Cash and cash equivalents at December 31	$23,189	$91,576	$19,604
Interest paid during the period (net of amount capitalized of $3,302, $2,403 and $3,125, respectively)	$91,277	$106,918	$117,085
Income taxes paid during the period	$1,705	$1,860	$1,548
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
Year Ended December 31, 2014, 2013 and 2012

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2012	$8	$3,641	$1,983,978	$(304,504)	$(27,743)	$168,202	$1,823,582
Net income				146,640		5,781	152,421
Redemption of preferred shares	(1)		(69,999)	(2,500)			(72,500)
Shares issued under benefit plans		22	16,568				16,590
Dividends paid – common shares				(140,686)			(140,686)
Dividends paid – preferred shares				(32,516)			(32,516)
Distributions to noncontrolling interests						(12,770)	(12,770)
Contributions from noncontrolling interests						2,123	2,123
Other comprehensive income					3,000		3,000
Other, net			3,636	(2,414)		(311)	911
Balance, December 31, 2012	7	3,663	1,934,183	(335,980)	(24,743)	163,025	1,740,155
Net income				220,262		44,894	265,156
Redemption of preferred shares	(5)		(257,051)	(17,944)			(275,000)
Shares issued under benefit plans		20	13,588				13,608
Dividends paid – common shares				(148,702)			(148,702)
Dividends paid – preferred shares				(17,198)			(17,198)
Distributions to noncontrolling interests						(20,151)	(20,151)
Contributions from noncontrolling interests						106,613	106,613
Acquisition of noncontrolling interests			(16,177)			16,177	—
Other comprehensive income					20,541		20,541
Other, net			4,686	(975)		(755)	2,956
Balance, December 31, 2013	2	3,683	1,679,229	(300,537)	(4,202)	309,803	1,687,978
Net income				288,008		19,571	307,579
Shares issued under benefit plans		17	15,881				15,898
Dividends paid – common shares				(189,591)			(189,591)
Dividends paid – preferred shares				(9,752)			(9,752)
Distributions to noncontrolling interests						(21,055)	(21,055)
Contributions from noncontrolling interests						980	980
Acquisition of noncontrolling interests			11,015			(11,015)	—
Disposition of noncontrolling interests						(144,263)	(144,263)
Other comprehensive loss					(8,234)		(8,234)
Other, net			755	(1,088)		(264)	(597)
Balance, December 31, 2014	$2	$3,700	$1,706,880	$(212,960)	$(12,436)	$153,757	$1,638,943

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
We operate a portfolio of neighborhood and community shopping centers, totaling approximately 45.3 million square feet of gross leaseable area, that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 3.5% of base minimum rental revenues during 2014. Net operating income from continuing operations generated by our properties located in Houston and its surrounding areas was 19.7% of total net operating income from continuing operations for the year ended December 31, 2014, and an additional 9.8% of net operating income from continuing operations was generated in 2014 from properties that are located in other parts of Texas.
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

Property also includes costs incurred in the development and redevelopment of operating properties. These properties are carried at cost, and no depreciation is recorded on these assets until rent commences or no later than one year from the completion of major construction. These costs include preacquisition costs directly identifiable with the specific project, development and construction costs, interest and real estate taxes. Indirect development costs, including salaries and benefits, travel and other related costs that are directly attributable to the development of the property, are also capitalized. The capitalization of such costs ceases at the earlier of one year from the completion of major construction or when the property, or any completed portion, becomes available for occupancy.
Property also includes costs for tenant improvements paid by us, including reimbursements to tenants for improvements that are owned by us and will remain our property after the lease expires.
Property identified for sale is reviewed to determine if it qualifies as held for sale based on the following criteria: management has approved and is committed to the disposal plan, the assets are available for immediate sale, an active plan is in place to locate a buyer, the sale is probable and expected to qualify as a completed sale within a year, the sales price is reasonable in relation to the current fair value, and it is unlikely that significant changes will be made to the sales plan or that the sales plan will be withdrawn. Upon qualification, these properties are segregated and classified as held for sale at the lower of cost or fair value less costs to sell. Prior to April 1, 2014, the disposed property's related operating results were reclassified into discontinued operations. Upon the adoption of new guidance as of April 1, 2014, our individual property disposals no longer qualified for discontinued operations presentation; thus, the results of these disposals remain in income from continuing operations and any associated gains are included in gain on sale of property.
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
Notes Receivable from Real Estate Joint Ventures and Partnerships
Notes receivable from real estate joint ventures and partnerships in which we had an ownership interest, primarily represented mortgage construction notes. We considered applying a reserve to a note receivable when it became apparent that conditions existed that may lead to our inability to fully collect on outstanding amounts due. Such conditions included delinquent or late payments on notes, deterioration in the ongoing relationship with the borrower and other relevant factors. When such conditions leading to expected losses existed, we would estimate a reserve by reviewing the borrower’s ability to meet scheduled debt service, our partner’s ability to make contributions and the fair value of the collateral.

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
Our restricted deposits and mortgage escrows consists of the following (in thousands):

	December 31,
	2014	2013
Restricted cash (1)	$77,739	$869
Mortgage escrows	2,259	3,633
Total	$79,998	$4,502
___________________

(1)	The increase between the periods presented is primarily attributable to $77.4 million placed in a qualified escrow account for the purpose of completing like-kind exchange transactions.
Other Assets, net
Other assets include an asset related to the debt service guaranty (see Note 7 for further information), tax increment revenue bonds, investments, investments held in a grantor trust, deferred tax assets, prepaid expenses, interest rate derivatives, the value of above-market leases and the related accumulated amortization and other miscellaneous receivables. Investments held in a grantor trust and investments in mutual funds are adjusted to fair value at each period with changes included in our Consolidated Statements of Operations. The value of our investments in mutual funds approximates the cost basis. Investments held to maturity are carried at amortized cost and are adjusted using the interest method for amortization of premiums and accretion of discounts. Our tax increment revenue bonds have been classified as held to maturity and are recorded at amortized cost offset by a recognized credit loss (see Note 24 for further information). Above-market leases are amortized as adjustments to rental revenues over terms of the acquired leases. Other miscellaneous receivables have a reserve applied to the carrying amount when it becomes apparent that conditions exist that may lead to our inability to fully collect on outstanding amounts due. Such conditions include delinquent or late payments on receivables, deterioration in the ongoing relationship with the borrower and other relevant factors. We would establish a reserve when expected loss conditions exist by reviewing the borrower’s ability to generate revenues to meet debt service requirements and assessing the fair value of any collateral.

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
Cash Flow Hedges of Interest Rate Risk:
Our objective in using interest rate contracts is to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swap and/or cap contracts as part of our interest rate risk management strategy. Interest rate contracts designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount or capping floating rate interest payments.
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
Retirement Benefit Plans
Defined Benefit Plans:
We sponsor a noncontributory cash balance retirement plan (“Retirement Plan”) under which an account is maintained for each participant. Annual additions to each participant’s account include a service credit ranging from 3%-5% of compensation, depending on years of service, and an interest credit of 4.5%. Vesting generally occurs after three years of service.

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
Defined Contribution Plans:
Effective January 1, 2012, we amended our two separate and independent nonqualified supplemental retirement plans (“SRP”) for certain employees to be defined contribution plans. These unfunded plans provide benefits in excess of the statutory limits of our noncontributory cash balance retirement plan. For active participants as of January 1, 2012, annual additions to each participant’s account include an actuarially-determined service credit ranging from 3% to 5% and an interest credit of 4.5%. Vesting generally occurs between five and 10 years of service. We have elected to use the actuarial present value of the vested benefits to which the participant was entitled if the participant separated immediately from the SRP, as permitted by GAAP.
The SRP participants' account balances, prior to January 1, 2012, were converted to a cash balance retirement plan which no longer receives service credits but continues to receive a 7.5% interest credit for active participants and a December 31 90-day LIBOR rate plus .50% for inactive participants.
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
Investments and Deferred Compensation Plan Obligations
Investments in mutual funds held in a grantor trust and mutual funds are valued based on publicly-quoted market prices for identical assets. The time deposit is a short-term investment tradeable in the secondary market and reflects current rates for a deposit with similar maturity and credit quality. The deferred compensation plan obligations corresponds to the value of our investments held in a grantor trust. Investments held to maturity are carried at amortized cost and are adjusted using the interest method for amortization of premiums and accretion of discounts.
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

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

	Gain on Investments		Gain on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2013	$(340)		$(1,233)		$5,775		$4,202
Change excluding amounts reclassified from accumulated other comprehensive loss	(354)		(131)		11,118		10,633
Amounts reclassified from accumulated other comprehensive loss	38	(1)	(2,052)	(2)	(385)	(3)	(2,399)
Net other comprehensive (income) loss	(316)		(2,183)		10,733		8,234
Balance, December 31, 2014	$(656)		$(3,416)		$16,508		$12,436

	Gain on Investments		(Gain) Loss on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2012	$—		$7,489		$17,254		$24,743
Change excluding amounts reclassified from accumulated other comprehensive loss	(340)		(6,423)		(10,200)		(16,963)
Amounts reclassified from accumulated other comprehensive loss	—		(2,299)	(2)	(1,279)	(3)	(3,578)
Net other comprehensive income	(340)		(8,722)		(11,479)		(20,541)
Balance, December 31, 2013	$(340)		$(1,233)		$5,775		$4,202
___________________

(1)	This reclassification component is included in interest and other income.

(2)	This reclassification component is included in interest expense (see Note 8 for additional information).

(3)	This reclassification component is included in the computation of net periodic benefit cost (see Note 19 for additional information).
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

In April 2014, the FASB issued ASU No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU amends the criteria for reporting discontinued operations while enhancing disclosures in this area. The provisions of ASU No. 2014-08 are effective for us prospectively on January 1, 2015; however, early adoption is permitted. We adopted this update effective April 1, 2014. The adoption resulted in individual property disposals no longer qualifying for discontinued operations presentation; thus, the results of these disposals will remain in income from continuing operations, and any associated gains are included in gain on sale of property. Properties sold or classified as held for sale prior to April 1, 2014, are not subject to ASU No. 2014-08 and therefore, continue to be classified as discontinued operations using the previous definition.
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
In January 2015, the FASB issued ASU No. 2015-01, "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This ASU eliminates the concept of extraordinary items from GAAP. The provisions of ASU No. 2015-01 are effective for us as of January 1, 2016, and early adoption is permitted. We plan to adopt this ASU on January 1, 2015, and we do not expect the adoption of this update to have any impact to our consolidated financial statements.
Note 3.      Property
Our property consisted of the following (in thousands):

	December 31,
	2014	2013
Land	$821,614	$854,409
Land held for development	103,349	116,935
Land under development	24,297	4,262
Buildings and improvements	3,061,616	3,238,817
Construction in-progress	65,218	74,853
Total	$4,076,094	$4,289,276
During the year ended December 31, 2014, we sold 26 centers and other property. Aggregate gross sales proceeds from these transactions approximated $362.4 million and generated gains of approximately $167.6 million. Included in these transactions is the exercise of a purchase option by a holder of our ground leases in Texas that resulted in the disposition of three properties. Also, during the year ended December 31, 2014, we acquired one center with a gross purchase price of approximately $43.8 million and invested $47.4 million in new development projects.
At December 31, 2014, we classified one property as held for sale totaling $9.4 million before accumulated depreciation that did not qualify to be reported as discontinued operations. Subsequent to December 31, 2014, the property classified as held for sale was sold. We classified eight properties as held for sale as of December 31, 2013, totaling $155.0 million before accumulated depreciation (see Note 15 for additional information).

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

	December 31,
	2014	2013
Combined Condensed Balance Sheets

ASSETS
Property	$1,331,445	$1,401,982
Accumulated depreciation	(279,067)	(261,454)
Property, net	1,052,378	1,140,528
Other assets, net	126,890	142,638
Total Assets	$1,179,268	$1,283,166

LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable)	$380,816	$453,390
Amounts payable to Weingarten Realty Investors and Affiliates	13,749	30,214
Other liabilities, net	26,226	29,711
Total Liabilities	420,791	513,315
Equity	758,477	769,851
Total Liabilities and Equity	$1,179,268	$1,283,166

	Year Ended December 31,
	2014	2013	2012
Combined Condensed Statements of Operations
Revenues, net	$153,301	$165,365	$195,109
Expenses:
Depreciation and amortization	40,235	45,701	59,330
Interest, net	22,657	28,787	35,491
Operating	27,365	28,929	34,989
Real estate taxes, net	18,159	18,929	23,899
General and administrative	916	934	1,106
Provision for income taxes	417	278	316
Impairment loss	1,526	1,887	96,781
Total	111,275	125,445	251,912
Operating income (loss)	$42,026	$39,920	$(56,803)
Our investment in real estate joint ventures and partnerships, as reported in our Consolidated Balance Sheets, differs from our proportionate share of the entities’ underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $5.2 million and $6.1 million at December 31, 2014 and 2013, respectively, are generally amortized over the useful lives of the related assets.

Our real estate joint ventures and partnerships have determined from time to time that the carrying amount of certain properties was not recoverable and that the properties should be written down to fair value. For the year ended December 31, 2014, 2013 and 2012, our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $1.5 million, $1.9 million and $96.8 million, respectively, associated primarily with various properties that are being either marketed for sale, have been sold or with shorter holding periods of finite life joint ventures where the joint ventures’ ability to recover the carrying cost of the property may be limited by the term of the venture life.
Fees earned by us for the management of these real estate joint ventures and partnerships totaled $4.6 million in 2014, $5.0 million in 2013 and $6.1 million in 2012.
During 2014, we had a partial disposition of a 50% interest at an unconsolidated real estate joint venture for approximately $5.1 million, resulting in a gain on our investment of $1.7 million. Also, we sold four centers and other property held in unconsolidated real estate joint ventures, for approximately $19.9 million, of which our share of the gain totaled $4.9 million.
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
Note 5.      Notes Receivable from Real Estate Joint Ventures and Partnerships
We have ownership interests in a number of real estate joint ventures and partnerships. At December 31, 2014, we had no outstanding notes receivable from real estate joint ventures and partnerships. At December 31, 2013, various notes receivable from these entities bore interest ranging from approximately 2.9% to 5.7% per year and matured at various dates through 2017. Generally, these notes receivable were secured by underlying real estate assets.
The outstanding notes were fully paid during 2014, and no write-offs occurred. Interest income recognized on these notes was $.1 million, $2.2 million and $3.0 million for the year ended December 31, 2014, 2013 and 2012, respectively.
In December 2013, we acquired our partner’s 50% unconsolidated joint venture interest in a California property, which includes the settlement of $54.8 million of our notes receivable from real estate joint ventures and partnerships.

Note 6.      Identified Intangible Assets and Liabilities
Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	December 31,
	2014	2013
Identified Intangible Assets:
Above-market leases (included in Other Assets, net)	$38,121	$38,577
Above-market leases - Accumulated Amortization	(11,331)	(8,767)
Below-market assumed mortgages (included in Debt, net)	4,713	4,713
Below-market assumed mortgages - Accumulated Amortization	(2,352)	(1,900)
Valuation of in place leases (included in Unamortized Debt and Lease Costs, net)	132,554	140,457
Valuation of in place leases - Accumulated Amortization	(56,571)	(48,961)
	$105,134	$124,119
Identified Intangible Liabilities:
Below-market leases (included in Other Liabilities, net)	$42,830	$44,086
Below-market leases - Accumulated Amortization	(19,612)	(19,185)
Above-market assumed mortgages (included in Debt, net)	34,113	40,465
Above-market assumed mortgages - Accumulated Amortization	(27,411)	(31,114)
	$29,920	$34,252
These identified intangible assets and liabilities are amortized over the applicable lease terms or the remaining lives of the assumed mortgages, as applicable.
The net amortization of above-market and below-market leases (decreased) increased rental revenues by $(1.7) million, $.6 million and $.8 million in 2014, 2013 and 2012, respectively. The significant year over year change in rental revenues from 2014 to 2013 is primarily due to the acquisition of a partner’s 50% interest in an unconsolidated joint venture in December 2013 (see Note 23 for additional information). The estimated net amortization of these intangible assets and liabilities will decrease rental revenues for each of the next five years as follows (in thousands):

2015	$1,681
2016	1,574
2017	1,473
2018	1,309
2019	815
The amortization of the in place lease intangible assets recorded in depreciation and amortization, was $12.0 million, $11.6 million and $7.8 million in 2014, 2013 and 2012, respectively. The estimated amortization of this intangible asset will increase depreciation and amortization for each of the next five years as follows (in thousands):

2015	$10,756
2016	8,161
2017	7,635
2018	7,287
2019	6,208

The net amortization of above-market and below-market assumed mortgages decreased net interest expense by $1.0 million, $10.4 million and $2.7 million in 2014, 2013 and 2012, respectively. The significant year over year change in expense from 2013 to 2014 is primarily due to a $9.7 million write-off in 2013 of an above-market assumed mortgage intangible due to the early payoff of the related mortgage. The estimated net amortization of these intangible assets and liabilities will decrease net interest expense for each of the next five years as follows (in thousands):

2015	$783
2016	750
2017	871
2018	978
2019	978
Note 7.      Debt
Our debt consists of the following (in thousands):

	December 31,
	2014	2013
Debt payable to 2038 at 3.4% to 8.6% in 2014 and 2.6% to 8.6% in 2013, net	$1,656,083	$2,205,104
Unsecured notes payable under credit facilities	189,000	—
Debt service guaranty liability	72,105	73,740
Obligations under capital leases	21,000	21,000
Total	$1,938,188	$2,299,844
The grouping of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	December 31,
	2014	2013
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$1,651,959	$2,136,265
Variable-rate debt	286,229	163,579
Total	$1,938,188	$2,299,844
As to collateralization:
Unsecured debt	$1,343,217	$1,572,057
Secured debt	594,971	727,787
Total	$1,938,188	$2,299,844
We maintain a $500 million unsecured revolving credit facility, which was last amended and extended on April 18, 2013. This facility expires in April 2017, provides for two consecutive six-month extensions upon our request and borrowing rates that float at a margin over LIBOR plus a facility fee. At December 31, 2014, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, are 115 and 20 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million.
Effective May 2010, we entered into an agreement with a bank for an unsecured and uncommitted overnight facility totaling $99 million that we maintained for cash management purposes. The facility provided for fixed interest rate loans at a 30 day LIBOR rate plus a borrowing margin based on market liquidity until expiration. As of January 2, 2015, this facility was canceled and has not been replaced.

The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	December 31,
	2014	2013
Unsecured revolving credit facility:
Balance outstanding	$189,000	$—
Available balance	306,777	497,821
Letter of credit outstanding under facility	4,223	2,179
Variable interest rate (excluding facility fee)	0.8%	—%
Unsecured and uncommitted overnight facility:
Balance outstanding	$—	$—
Variable interest rate	—%	—%
Both facilities:
Maximum balance outstanding during the year	$270,000	$265,500
Weighted average balance	151,036	61,642
Year-to-date weighted average interest rate (excluding facility fee)	0.8%	1.0%
Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4 is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of December 31, 2014 and 2013, we had $72.1 million and $73.7 million, respectively, outstanding for the debt service guaranty liability.
During 2014, $315 million of fixed-rate medium term notes matured and were repaid at a weighted average interest rate of 5.2%, and $100 million of our 8.1% senior unsecured notes due 2019 were redeemed by us at our option. The majority of the 8.1% senior unsecured notes was redeemed at a purchase price of 100% of the principal amount, plus accrued and unpaid interest through the redemption date. In conjunction with the redemption in 2014, we wrote off $1.2 million of debt costs. During 2013, $173.6 million of fixed-rate medium term notes matured and were repaid at a weighted average interest rate of 5.4%, and a $100 million 6% secured fixed-rate note payable was repaid prior to maturity.
In October 2013, we issued $250 million of 4.45% senior unsecured notes maturing in 2024. The notes were issued at 99.58% of the principal amount with a yield to maturity of 4.50%. The net proceeds received of $247.3 million were used to reduce all amounts outstanding under our $500 million unsecured revolving credit facility, and net excess proceeds were invested in short-term instruments and were used to pay down future debt maturities or for general business purposes.
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
Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At December 31, 2014 and 2013, the carrying value of such property aggregated $1.0 billion and $1.2 billion, respectively.

Scheduled principal payments on our debt (excluding $189.0 million unsecured notes payable under our credit facilities, $21.0 million of certain capital leases, $3.9 million fair value of interest rate contracts, $(3.1) million net premium/(discount) on debt, $4.3 million of non-cash debt-related items, and $72.1 million debt service guaranty liability) are due during the following years (in thousands):

2015	$225,946
2016	233,152
2017	139,660
2018	59,945
2019	53,556
2020	34,990
2021	1,883
2022	304,397
2023	301,494
2024	251,588
Thereafter	44,309
Total	$1,650,920
Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of December 31, 2014.
Note 8.      Derivatives and Hedging
The fair value of all our interest rate contracts was reported as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
December 31, 2014	Other Assets, net	$3,891	Other Liabilities, net	$109
December 31, 2013	Other Assets, net	5,282	Other Liabilities, net	476
The gross presentation, the effects of offsetting for derivatives with a right to offset under master netting agreements and the net presentation of our interest rate contracts is as follows (in thousands):

				Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2014
Assets	$3,891	$—	$3,891	$—	$—	$3,891
Liabilities	109	—	109	—	—	109

December 31, 2013
Assets	5,282	—	5,282	—	—	5,282
Liabilities	476	—	476	—	—	476

Cash Flow Hedges:
As of December 31, 2014, we had one interest rate contract, maturing in December 2015, with an aggregate notional amount of $5.2 million that was designated as a cash flow hedge and fixed the interest rate at 2.4%. As of December 31, 2013, we had three interest rate contracts, maturing through September 2017, with an aggregate notional amount of $25.8 million that were designated as cash flow hedges and either fixed or capped interest rates ranging from 2.3% to 5.0%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
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
As of December 31, 2014 and 2013, the net gain balance in accumulated other comprehensive loss relating to cash flow interest rate contracts was $3.4 million and $1.2 million, respectively, and will be reclassified to net interest expense as interest payments are made on our fixed-rate debt. Within the next 12 months, a loss of approximately $.8 million in accumulated other comprehensive loss is expected to be amortized to net interest expense related to settled interest rate contracts.
Summary of cash flow interest rate contract hedging activity is as follows (in thousands):

Derivatives Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Year Ended December 31, 2014	$(131)	Interest expense, net	$(1,682)	Interest expense, net	$(370)
Year Ended December 31, 2013	$(6,423)	Interest expense, net	$(2,537)	Interest expense, net	$238
Year Ended December 31, 2012	$123	Interest expense, net	$(2,650)	Interest expense, net	$—
Fair Value Hedges:
As of December 31, 2014, we had two interest rate contracts, maturing through October 2017, with an aggregate notional amount of $65.3 million that were designated as fair value hedges and convert fixed interest payments at rates of 7.5% to variable interest payments ranging from 4.2% to 4.3%. As of December 31, 2013, we had four interest rate contracts, maturing through October 2017, with an aggregate notional amount of $116.7 million that were designated as fair value hedges and convert fixed interest payments at rates from 4.2% to 7.5% to variable interest payments ranging from .2% to 4.3%. We have determined that our fair value hedges are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in interest rates.
A summary of the impact on net income for our interest rate contracts is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Net Settlements and Accruals on Contracts (1)	Amount of Gain (Loss) Recognized in Income (2)
Year Ended December 31, 2014
Interest expense, net	$(1,386)	$1,386	$2,179	$2,179
Year Ended December 31, 2013
Interest expense, net	(4,643)	4,643	4,082	4,082
Year Ended December 31, 2012
Interest expense, net	(860)	860	6,749	6,749
___________________

(1)	Amounts in this caption include gain (loss) recognized in income on derivatives and net cash settlements.

(2)	No ineffectiveness was recognized during the respective periods.

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
In 2013 and 2012, we redeemed all of our outstanding Series D and Series E Cumulative Redeemable Preferred Shares, respectively.
The following table discloses the cumulative redeemable preferred dividends declared per share:

	Year Ended December 31,
	2014	2013	2012
Series of Preferred Shares:
Series D	$—	$13.08	$50.63
Series E	—	—	162.16
Series F	162.50	160.24	162.50
As part of our evaluation of our capital plan, we may consider redeeming the remaining Series F Preferred Shares.
Note 10.      Common Shares of Beneficial Interest
Common dividends declared per share were $1.55, $1.22 and $1.16 for the year ended December 31, 2014, 2013 and 2012, respectively. The regular dividend rate per share for our common shares for each quarter of 2014 and 2013 was $.325 and $.305, respectively. Also in December 2014, we paid a special dividend for our common shares in the amount of $.25 per share, which was due to the significant gains on dispositions of property. Subsequent to December 31, 2014, our Board of Trust Managers approved an increase to our 2015 first quarter dividend to $.345 per share.
Note 11.      Noncontrolling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net income adjusted for noncontrolling interests	$288,008	$220,262	$146,640
Transfers from the noncontrolling interests:
Net increase (decrease) in equity for the acquisition of noncontrolling interests	11,015	(16,177)	394
Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$299,023	$204,085	$147,034
Note 12.      Leasing Operations
The terms of our leases range from less than one year for smaller tenant spaces to over 25 years for larger tenant spaces. In addition to minimum lease payments, most of the leases provide for contingent rentals (payments for real estate taxes, maintenance and insurance by lessees and an amount based on a percentage of the tenants’ sales).

Future minimum rental income from non-cancelable tenant leases, excluding leases associated with property held for sale and estimated contingent rentals, at December 31, 2014 is as follows (in thousands):

2015	$360,860
2016	311,436
2017	254,274
2018	202,296
2019	153,214
Thereafter	553,061
Total	$1,835,141
Contingent rentals for the year ended December 31, are as follows (in thousands):

2014	$109,714
2013	112,551
2012	112,431
Note 13.      Impairment
The following impairment charges were recorded on the following assets based on the difference between the carrying amount of the assets and the estimated fair value (see Note 24 for additional fair value information) (in thousands):

	Year Ended December 31,
	2014	2013	2012
Continuing operations:
Land held for development and undeveloped land (1)	$—	$2,358	$—
Property marketed for sale or sold (2)	808	56	2,977
Investments in real estate joint ventures and partnerships (3)	—	—	6,608
Other	216	165	—
Total reported in continuing operations	1,024	2,579	9,585
Discontinued operations:
Property held for sale or sold (4)	—	236	5,851
Total impairment charges	1,024	2,815	15,436
Other financial statement captions impacted by impairment:
Equity in earnings (losses) of real estate joint ventures and partnerships, net	305	395	19,946
Net impact of impairment charges	$1,329	$3,210	$35,382
___________________

(1)	Impairment was prompted by changes in management's plans for these properties, recent comparable market transactions and/or a change in market conditions.

(2)
The charge for 2014 was based primarily on third party offers. Charges for 2013 and 2012 resulted from changes in management’s plans for these properties, primarily the marketing of these properties for sale. Also, included in this caption are impairments associated with dispositions that did not qualify to be reported in discontinued operations.

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

Taxable income differs from net income for financial reporting purposes principally because of differences in the timing of recognition of depreciation, rental revenue, interest expense, compensation expense, impairment losses and gain from sales of property. As a result of these differences, the book value of our net fixed assets is in excess of (less than) the tax basis by $32.0 million and $(88.0) million at December 31, 2014 and 2013, respectively.
The following table reconciles net income adjusted for noncontrolling interests to REIT taxable income (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net income adjusted for noncontrolling interests	$288,008	$220,262	$146,640
Net (income) loss of taxable REIT subsidiary included above	(4,092)	(4,684)	11,457
Net income from REIT operations	283,916	215,578	158,097
Book depreciation and amortization including discontinued operations	150,616	157,665	148,413
Tax depreciation and amortization	(90,328)	(90,047)	(92,797)
Book/tax difference on gains/losses from capital transactions	(87,387)	(33,969)	(55,242)
Deferred/prepaid/above and below-market rents, net	(3,617)	(6,429)	(4,264)
Impairment loss from REIT operations including discontinued operations	942	474	11,396
Other book/tax differences, net	(6,399)	(9,695)	1,430
REIT taxable income	247,743	233,577	167,033
Dividends paid deduction (1)	(247,743)	(233,577)	(173,202)
Dividends paid in excess of taxable income	$—	$—	$(6,169)
___________________

(1)	For 2014 and 2013, the dividends paid deduction includes designated dividends of $114.0 million and $67.7 million from 2015 and 2014, respectively.
For federal income tax purposes, the cash dividends distributed to common shareholders are characterized as follows:

	Year Ended December 31,
	2014	2013	2012
Ordinary income	54.0%	50.5%	92.8%
Capital gain distributions	46.0%	49.5%	7.2%
Total	100.0%	100.0%	100.0%

Our deferred tax assets and liabilities, including a valuation allowance, consisted of the following (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Impairment loss (1)	$13,900	$17,692
Allowance on other assets	91	1,168
Interest expense	12,701	12,842
Net operating loss carryforwards (2)	11,024	8,814
Book-tax basis differential	1,693	886
Other	412	241
Total deferred tax assets	39,821	41,643
Valuation allowance (3)	(27,539)	(30,541)
Total deferred tax assets, net of allowance	$12,282	$11,102
Deferred tax liabilities:
Straight-line rentals	$48	$696
Book-tax basis differential	7,402	8,252
Other	387	167
Total deferred tax liabilities	$7,837	$9,115
___________________

(1)	Impairment losses will not be recognized until the related properties are sold and realization is dependent upon generating sufficient taxable income in the year the property is sold.

(2)	We have net operating loss carryforwards of $31.5 million that expire between the years of 2029 and 2034.

(3)
Management believes it is more likely than not that a portion of the deferred tax assets, which primarily consists of impairment losses, interest expense and net operating losses, will not be realized and established a valuation allowance. However, the amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income are reduced.

We are subject to federal, state and local income taxes and have recorded an income tax (benefit) provision as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net income (loss) before taxes of taxable REIT subsidiary	$1,446	$10,688	$(12,894)
Federal provision (benefit) at statutory rate of 35%	$506	$3,741	$(4,513)
Valuation allowance (decrease) increase	(3,003)	2,165	3,781
Other	(149)	98	(705)
Federal income tax (benefit) provision of taxable REIT subsidiary (1)	(2,646)	6,004	(1,437)
Texas franchise tax (2)	1,403	1,370	1,784
Total	$(1,243)	$7,374	$347
___________________

(1)	All periods presented are open for examination by the IRS.

(2)	For all periods presented, amounts include the effects that are reported in discontinued operations. See Note 15 for additional information.
Also, a current tax obligation of $1.5 million and $1.6 million has been recorded at December 31, 2014 and 2013, respectively, in association with these taxes.

Note 15.      Discontinued Operations
During 2014, we sold 12 centers, three in each of Georgia and Texas and two in each of Florida, Louisiana and North Carolina. These dispositions represent the centers that were classified as discontinued operations or held for sale prior to April 1, 2014, our adoption date for the new qualification criteria for discontinued operations (see Note 2 for further information). Since adoption, no other dispositions have qualified as discontinued operations under the new guidance.
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
The operating results of these centers have been reclassified and reported as discontinued operations in the Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues, net	$1,062	$43,452	$92,193
Depreciation and amortization	(260)	(10,902)	(20,710)
Operating expenses	(285)	(7,457)	(17,090)
Real estate taxes, net	(136)	(4,766)	(11,643)
Impairment loss	—	(236)	(5,851)
General and administrative	(2)	(24)	(2,214)
Interest, net	(19)	(7,527)	(10,215)
Interest and other income, net	—	2	1
Gain on acquisition	—	—	1,869
Provision for income taxes	(18)	(328)	(422)
Operating income from discontinued operations	342	12,214	25,918
Gain on sale of property from discontinued operations	44,582	119,203	68,619
Income from discontinued operations	$44,924	$131,417	$94,537

Note 16.      Supplemental Cash Flow Information
Non-cash investing and financing activities are summarized as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Accrued property construction costs	$6,265	$5,175	$5,811
Increase (decrease) in equity for the acquisition of noncontrolling interests in consolidated real estate joint ventures	11,015	(16,177)	394
Decrease in notes receivable from real estate joint ventures and partnerships in association with our contribution in an unconsolidated real estate joint venture	(6,431)	—	—
Reduction of debt service guaranty liability	(1,635)	(335)	—
Property acquisitions and investments in unconsolidated real estate joint ventures:
(Decrease) increase in property, net	—	43,122	16,665
Decrease in notes receivable from real estate joint ventures and partnerships	—	(8,750)	—
Increase (decrease) in real estate joint ventures and partnerships - investments	—	1,746	(3,825)
Increase in restricted deposits and mortgage escrows	—	—	395
Increase in debt, net	—	60,515	40,644
Increase in security deposits	—	187	1,332
Increase in noncontrolling interests	—	16,177	968
Sale of property and property interest:
Decrease in property, net	(127,837)	—	(2,855)
Decrease in real estate joint ventures and partnerships - investments	(17)	—	(95)
Decrease in restricted deposits and mortgage escrows	—	—	(204)
Decrease in other, net	(34)	—	—
Decrease in debt, net due to debt assumption	(11,069)	—	(3,366)
Decrease in security deposits	(459)	—	(11)
Decrease in noncontrolling interests	(155,278)	—	(95)
Consolidation of joint ventures (see Note 23):
Increase in property, net	—	60,992	—
Decrease in notes receivable from real estate joint ventures and partnerships	—	(54,838)	—
Decrease in real estate joint ventures and partnerships - investments	—	(11,518)	—
Increase in security deposits	—	164	—

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

	Year Ended December 31,
	2014	2013	2012
Numerator:
Continuing Operations:
Income from continuing operations	$116,365	$132,977	$56,880
Gain on sale of property	146,290	762	1,004
Net income attributable to noncontrolling interests	(19,623)	(5,545)	(4,527)
Dividends on preferred shares	(10,840)	(18,173)	(34,930)
Redemption costs of preferred shares	—	(17,944)	(2,500)
Income from continuing operations attributable to common shareholders – basic	232,192	92,077	15,927
Income attributable to operating partnership units	2,171	—	—
Income from continuing operations attributable to common shareholders – diluted	$234,363	$92,077	$15,927
Discontinued Operations:
Income from discontinued operations	$44,924	$131,417	$94,537
Net loss (income) attributable to noncontrolling interests	52	(39,349)	(1,254)
Income from discontinued operations attributable to common shareholders – basic and diluted	$44,976	$92,068	$93,283
Net Income:
Net income attributable to common shareholders – basic	$277,168	$184,145	$109,210
Net income attributable to common shareholders – diluted	$279,339	$184,145	$109,210
Denominator:
Weighted average shares outstanding – basic	121,542	121,269	120,696
Effect of dilutive securities:
Share options and awards	1,331	1,191	1,009
Operating partnership units	1,497	—	—
Weighted average shares outstanding – diluted	124,370	122,460	121,705
Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Share options (1)	908	1,929	2,354
Operating partnership units	—	1,554	1,578
Total anti-dilutive securities	908	3,483	3,932
___________________

(1)	Exclusion results as exercise prices were greater than the average market price for each respective period.

Note 18.      Share Options and Awards
In April 2011, our Long-Term Incentive Plan for the issuance of options and share awards expired, and issued options of 2.3 million remain outstanding as of December 31, 2014.
In May 2010, our shareholders approved the adoption of the Amended and Restated 2010 Long-Term Incentive Plan, under which 3.0 million of our common shares were reserved for issuance, and options and share awards of 1.4 million are available for future grant at December 31, 2014. This plan expires in May 2020.
Compensation expense, net of forfeitures, associated with share options and restricted shares totaled $7.9 million in 2014, $8.8 million in 2013 and $9.7 million in 2012, of which $2.3 million in 2014, $2.4 million in 2013 and $2.0 million in 2012 was capitalized.
Options
The fair value of share options issued prior to 2012 was estimated on the date of grant using the Black-Scholes option pricing method based on the expected weighted average assumptions.
Following is a summary of the option activity for the three years ended December 31, 2014:

	Shares Under Option	Weighted Average Exercise Price
Outstanding, January 1, 2012	4,607,703	$28.09
Forfeited or expired	(40,390)	27.12
Exercised	(481,611)	20.70
Outstanding, December 31, 2012	4,085,702	28.98
Forfeited or expired	(79,108)	32.61
Exercised	(462,848)	26.95
Outstanding, December 31, 2013	3,543,746	29.16
Forfeited or expired	(307,413)	39.73
Exercised	(339,210)	22.98
Outstanding, December 31, 2014	2,897,123	$28.76
The total intrinsic value of options exercised was $4.2 million in 2014, $3.2 million in 2013 and $3.0 million in 2012. As of December 31, 2014 and 2013, there was approximately $0.5 million and $1.1 million, respectively, of total unrecognized compensation cost related to unvested share options, which is expected to be amortized over a weighted average of 0.8 years and 1.1 years, respectively.
The following table summarizes information about share options outstanding and exercisable at December 31, 2014:

Range of Exercise Prices	Outstanding				Exercisable
	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
$11.85 - $17.78	618,556	4.2 years	$11.85		618,556	$11.85	4.2 years
$17.79 - $26.69	801,760	5.8 years	$23.78		584,698	$23.64	5.7 years
$26.70 - $40.05	1,015,468	2.2 years	$34.51		1,015,468	$34.51	2.2 years
$40.06 - $49.62	461,339	1.9 years	$47.46		461,339	$47.46	1.9 years
Total	2,897,123	3.6 years	$28.76	$17,846	2,680,061	$29.14	3.4 years	$15,491

Restricted Shares
The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Year Ended December 31, 2014
	Minimum	Maximum
Dividend yield	0.0%	4.1%
Expected volatility	14.8%	25.3%
Expected life (in years)	N/A	3
Risk-free interest rate	0.1%	0.8%
A summary of the status of unvested restricted shares for the year ended December 31, 2014 is as follows:

	Unvested Restricted Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2014	575,167	$26.54
Granted:
Service-based awards	112,329	30.24
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	49,065	33.88
Market-based awards relative to three-year absolute TSR	49,065	27.63
Trust manager awards	29,043	31.00
Vested	(119,858)	21.67
Forfeited	(1,006)	28.11
Outstanding, December 31, 2014	693,805	$28.76
As of December 31, 2014 and 2013, there was approximately $2.7 million and $3.9 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 0.9 years and 1.4 years, respectively.

Note 19.      Employee Benefit Plans
Defined Benefit Plans:
The following tables summarize changes in the benefit obligation, the plan assets and the funded status of our pension plans as well as the components of net periodic benefit costs, including key assumptions (in thousands). The measurement dates for plan assets and obligations were December 31, 2014 and 2013.

	December 31,
	2014	2013
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$38,072	$42,530
Service cost	1,008	1,281
Interest cost	1,800	1,544
Actuarial loss (gain) (1)	11,020	(5,807)
Benefit payments	(1,682)	(1,476)
Benefit obligation at end of year	$50,218	$38,072
Change in Plan Assets:
Fair value of plan assets at beginning of year	$39,327	$32,161
Actual return on plan assets	2,861	6,842
Employer contributions	2,100	1,800
Benefit payments	(1,682)	(1,476)
Fair value of plan assets at end of year	$42,606	$39,327
(Unfunded) funded status at end of year (included in accounts payable and accrued expenses in 2014 and other assets in 2013)	$(7,612)	$1,255
Accumulated benefit obligation	$50,104	$37,885
Net loss recognized in accumulated other comprehensive loss	$16,508	$5,775
___________________

(1)	The year over year change in actuarial loss is due primarily to the application of a new mortality rate table, a decrease in the discount rate and demographic changes.
The following is the required information for other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net loss (gain)	$11,118	$(10,200)	$979
Amortization of net loss (1)	(385)	(1,279)	(1,569)
Amortization of prior service cost	—	—	117
Total recognized in other comprehensive loss (income)	$10,733	$(11,479)	$(473)
Total recognized in net periodic benefit costs and other comprehensive loss (income)	$10,967	$(9,824)	$1,622
___________________

(1)	The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $1.3 million.

The following is the required information for plans with an accumulated benefit obligation in excess of plan assets (in thousands):

	December 31,
	2014	2013
Projected benefit obligation	$50,218	N/A
Accumulated benefit obligation	50,104	N/A
Fair value of plan assets	42,606	N/A
The components of net periodic benefit cost for the plans are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Service cost	$1,008	$1,281	$1,314
Interest cost	1,800	1,544	1,578
Expected return on plan assets	(2,959)	(2,449)	(2,249)
Prior service cost	—	—	(117)
Recognized loss	385	1,279	1,569
Total	$234	$1,655	$2,095
The assumptions used to develop periodic expense for the plans are shown below:

	Year Ended December 31,
	2014	2013	2012
Discount rate	4.70%	3.87%	4.19%
Salary scale increases	3.50%	3.50%	3.50%
Long-term rate of return on assets	7.50%	7.50%	8.00%
The selection of the discount rate is made annually after comparison to yields based on high quality fixed-income investments. The salary scale is the composite rate which reflects anticipated inflation, merit increases, and promotions for the group of covered participants. The long-term rate of return is a composite rate for the trust. It is derived as the sum of the percentages invested in each principal asset class included in the portfolio multiplied by their respective expected rates of return. We considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This analysis resulted in the selection of 7.50% as the long-term rate of return assumption for 2014.
The assumptions used to develop the actuarial present value of the benefit obligations for the plans are shown below:

	Year Ended December 31,
	2014	2013	2012
Discount rate	3.83%	4.70%	3.87%
Salary scale increases	3.50%	3.50%	3.50%

The expected contribution to be paid for the Retirement Plan by us during 2015 is approximately $2.0 million. The expected benefit payments for the next 10 years for the Retirement Plan is as follows (in thousands):

2015	$2,250
2016	2,193
2017	2,140
2018	1,998
2019	2,404
2020-2024	12,513
The participant data used in determining the liabilities and costs for the Retirement Plan was collected as of January 1, 2014, and no significant changes have occurred through December 31, 2014.
At December 31, 2014, our investment asset allocation compared to our benchmarking allocation model for our plan assets was as follows:

	Portfolio	Benchmark
Cash and Short-Term Investments	6%	6%
U.S. Stocks	60%	61%
International Stocks	13%	11%
U.S. Bonds	18%	19%
International Bonds	3%	3%
Total	100%	100%
The fair value of plan assets was determined based on publicly quoted market prices for identical assets, which are classified as Level 1 observable inputs. The allocation of the fair value of plan assets was as follows:

	December 31,
	2014	2013
Cash and Short-Term Investments	18%	3%
Large Company Funds	35%	31%
Mid Company Funds	6%	8%
Small Company Funds	6%	8%
International Funds	10%	11%
Fixed Income Funds	17%	21%
Growth Funds	8%	18%
Total	100%	100%
Concentrations of risk within our equity portfolio are investments classified within the following sectors: technology, financial services, consumer cyclical goods, healthcare and industrial, which represents approximately 17%, 16%, 15%, 15% and 12% of total equity investments, respectively.
Defined Contribution Plans:
Compensation expense related to our defined contribution plans was $3.2 million in 2014, $3.1 million in 2013 and $3.3 million in 2012.
Note 20.      Related Parties
Through our management activities and transactions with our real estate joint ventures and partnerships, we had net accounts receivable of $1.5 million and $1.4 million outstanding as of December 31, 2014 and 2013, respectively. We also had accounts payable and accrued expenses of $6.0 million and $5.6 million outstanding as of December 31, 2014 and 2013, respectively. For the year ended December 31, 2014, 2013 and 2012, we recorded joint venture fee income of $4.6 million, $5.0 million and $6.1 million, respectively.

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
Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which we are the lessee, principally for shopping center ground leases, for the subsequent five years and thereafter ending December 31, are as follows (in thousands):

2015	$2,973
2016	2,851
2017	2,672
2018	2,636
2019	2,530
Thereafter	117,642
Total	$131,304
Rental expense for operating leases was, in millions: $5.3 in 2014; $5.6 in 2013 and $5.7 in 2012.
The scheduled future minimum revenues under subleases, applicable to the ground lease rentals, under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for the subsequent five years and thereafter ending December 31, are as follows (in thousands):

2015	$27,605
2016	25,537
2017	22,646
2018	19,732
2019	14,052
Thereafter	58,085
Total	$167,657
Property under capital leases that is included in buildings and improvements consisted of two centers totaling $16.8 million at December 31, 2014 and 2013. Amortization of property under capital leases is included in depreciation and amortization expense, and the balance of accumulated depreciation associated with these capital leases at December 31, 2014 and 2013 was $13.0 million and $12.2 million, respectively. Future minimum lease payments under these capital leases total $37.8 million of which $16.8 million represents interest. Accordingly, the present value of the net minimum lease payments was $21.0 million at December 31, 2014.

The annual future minimum lease payments under capital leases as of December 31, 2014 are as follows (in thousands):

2015	$1,834
2016	1,843
2017	1,852
2018	1,862
2019	1,871
Thereafter	28,578
Total	$37,840
Commitments and Contingencies
As of December 31, 2014 and 2013, we participate in three real estate ventures structured as DownREIT partnerships that have properties in Arkansas, California, North Carolina and Texas. As a general partner, we have operating and financial control over these ventures and consolidate them in our consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us in exchange for our common shares or an equivalent amount in cash. We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. No common shares were issued in exchange for any of these interests during the year ended December 31, 2014 and 2013. The aggregate redemption value of these interests was approximately $52 million and $41 million as of December 31, 2014 and December 31, 2013, respectively.
As of December 31, 2014, we have entered into commitments aggregating $64.3 million comprised principally of construction contracts which are generally due in 12 to 36 months.
As of December 31, 2014, we have executed an agreement to purchase the retail portion of a mixed-use project for approximately $23.8 million at delivery by the developer, which is estimated to occur in 2016. Including this payment, our expected total investment in the retail portion of the project is approximately $29.1 million.
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
Note 22.      Variable Interest Entities
Consolidated VIEs:
At December 31, 2014, one of our real estate joint ventures, whose activities primarily consisted of owning and operating 15 neighborhood/community shopping centers located in Texas, was determined to be VIE. During 2014, we completed the dissolution of a real estate joint venture that was previously determined to be a VIE. At December 31, 2013, two of our real estate joint ventures, whose activities primarily consisted of owning and operating 28 neighborhood/community shopping centers located in Florida, Georgia, North Carolina, Tennessee and Texas, were determined to be VIEs. Based on financing agreements that are guaranteed solely by us, we have determined that we are the primary beneficiary in each of the foregoing instances and have consolidated these joint ventures.
A summary of our consolidated VIEs is as follows (in thousands):

	December 31,
	2014	2013
Maximum Risk of Loss (1)	$37,178	$40,471
Assets Held by VIEs	63,984	233,734
Assets Held as Collateral for Debt	61,850	80,137
___________________

(1)	The maximum risk of loss has been determined to be limited to our debt exposure for each real estate joint venture.
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
Unconsolidated VIEs:
At December 31, 2014 and December 31, 2013, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the success of the entity. A summary of our unconsolidated VIE is as follows (in thousands):

	December 31,
	2014	2013
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$11,464	$11,536
Maximum Risk of Loss (2)	10,992	11,542
___________________

(1)	The carrying amount of the investment represents our contributions to the real estate joint venture, net of any distributions made and our portion of the equity in earnings of the joint venture.

(2)	The maximum risk of loss has been determined to be limited to our debt exposure for the real estate joint venture.
We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls and unplanned capital expenditures, under which additional contributions may be required.

Note 23.      Business Combinations
Except as identified below, our aggregate acquisitions for 2014 and 2013 were not materially significant for disclosure purposes.
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
The following table summarizes the impact to revenues and net income attributable to common shareholders from our business combination as follows (in thousands):

Year Ended December 31, 2013
Increase in revenues	$197
Increase in net income attributable to common shareholders	—

The following unaudited supplemental pro forma data is presented for the year ended December 31, 2013, as if the business combination occurring in 2013 was completed on January 1, 2011. The gain related to this business combination was adjusted to the assumed acquisition date. The unaudited supplemental pro forma data is not necessarily indicative of what the actual results of our operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent our results of operations for future periods. The following table summarizes the supplemental pro forma data, as follows (in thousands, except per share amounts):

	Pro Forma 2013(1)	Pro Forma 2012(1)
Revenues	$498,331	$468,656
Net income	244,918	152,016
Net income attributable to common shareholders	163,907	108,805
Earnings per share – basic	1.35	0.90
Earnings per share – diluted	1.34	0.89
___________________

(1)	There are no non-recurring pro forma adjustments included within or excluded from the amounts in the preceding table.
Note 24.      Fair Value Measurements
Recurring Fair Value Measurements:
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2014

Assets:
Investments, mutual funds held in a grantor trust	$19,864			$19,864
Investments, mutual funds	7,446			7,446
Derivative instruments:
Interest rate contracts		$3,891		3,891
Total	$27,310	$3,891	$—	$31,201
Liabilities:
Derivative instruments:
Interest rate contracts		$109		$109
Deferred compensation plan obligations	$19,864			19,864
Total	$19,864	$109	$—	$19,973

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2013

Assets:
Investments, mutual funds held in a grantor trust	$18,583			$18,583
Investments, mutual funds and time deposit	8,408	50,034		58,442
Derivative instruments:
Interest rate contracts		5,282		5,282
Total	$26,991	$55,316	$—	$82,307
Liabilities:
Derivative instruments:
Interest rate contracts		$476		$476
Deferred compensation plan obligations	$18,583			18,583
Total	$18,583	$476	$—	$19,059
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
No assets were measured at fair value on a nonrecurring basis at December 31, 2014. Assets measured at fair value on a nonrecurring basis at December 31, 2013, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

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

Schedule of our fair value disclosures is as follows (in thousands):

	December 31,
	2014			2013
	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)	Carrying Value	Fair Value Using Significant Unobservable Inputs (Level 3)
Notes receivable from real estate joint ventures and partnerships	$—		$—	$13,330	$13,549
Tax increment revenue bonds (1)	25,392		25,392	25,850	25,850
Investments, held to maturity (2)	2,750	$2,742
Debt:
Fixed-rate debt	1,651,959		1,719,775	2,136,265	2,150,891
Variable-rate debt	286,229		292,972	163,579	172,349
___________________

(1)	At December 31, 2014 and 2013, the credit loss balance on our tax increment revenue bonds was $31.0 million.

(2)	Investments held to maturity are recorded at cost and have a gross unrealized loss of $8 thousand as of December 31, 2014.
The quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements as of December 31, 2014 and 2013 reported in the above tables, is as follows:

Description	Fair Value at December 31,			Unobservable Inputs	Range

	2014	2013			Minimum		Maximum
	(in thousands)		Valuation Technique		2014	2013	2014	2013
Property	$—	$8,576	Broker valuation estimate	Indicative bid
Notes receivable from real estate joint ventures and partnerships	—	13,549	Discounted cash flows	Discount rate				2.7%
Tax increment revenue bonds	25,392	25,850	Discounted cash flows	Discount rate			7.5%	7.5%
				Expected future growth rate	1.0%	1.0%	2.0%	2.0%
				Expected future inflation rate	1.0%	1.0%	2.0%	2.0%
Fixed-rate debt	1,719,775	2,150,891	Discounted cash flows	Discount rate	1.3%	1.3%	5.1%	7.4%
Variable-rate debt	292,972	172,349	Discounted cash flows	Discount rate	1.2%	.8%	2.9%	5.0%

Note 25.      Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows (in thousands):

	First		Second		Third		Fourth
2014
Revenues (1)	$127,592		$130,191		$130,521		$126,102
Net income	64,781	(2)(3)	36,984	(2)(4)	102,199	(2)(5)	103,615	(2)(6)
Net income attributable to common shareholders	60,593	(2)(3)	32,686	(2)(4)	97,619	(2)(5)	86,270	(2)(6)(7)
Earnings per common share – basic	0.50	(2)(3)	0.27	(2)(4)	0.80	(2)(5)	0.71	(2)(6)(7)
Earnings per common share – diluted	0.49	(2)(3)	0.27	(2)(4)	0.79	(2)(5)	0.70	(2)(6)(7)
2013
Revenues (1)	$117,827		$121,995		$123,302		$126,071
Net income	44,817	(2)(8)	104,178	(2)	62,389	(2)	53,772	(2)
Net income attributable to common shareholders	33,668	(2)(8)	45,421	(2)(9)	57,832	(2)	47,224	(2)
Earnings per common share – basic	0.28	(2)(8)	0.37	(2)(9)	0.48	(2)	0.39	(2)
Earnings per common share – diluted	0.28	(2)(8)	0.37	(2)(9)	0.47	(2)	0.38	(2)
___________________

(1)	Revenues from the sale of operating properties classified as discontinued operations have been reclassified and reported in discontinued operations for all periods presented.

(2)
The quarter results include significant gains on the sale of properties and real estate joint venture and partnership interests and on acquisitions. Gain amounts are: $41.4 million, $6.8 million, $69.5 million and $74.9 million for the three months ended March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, respectively, and $11.7 million, $78.4 million, $38.4 million and $25.2 million for the three months ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013, respectively.

(3)	The quarter results include accelerated depreciation of $3.6 million related to a redevelopment project and a $1.5 million recovery of a receivable.

(4)	The quarter results include the realization of a $2.1 million tax benefit associated with the sale of unimproved land in our taxable REIT subsidiary.

(5)
The quarter results include gains on the sale of properties in our equity method investments of $2.9 million and a $1.2 million write-off of debt costs associated with the redemption of our 8.1% senior unsecured notes.

(6)
The quarter results include gains on the sale of properties in our equity method investments of $1.9 million and a $1.0 million impairment loss associated primarily with the disposition of a land parcel and a shopping center.

(7)	The quarter results include net income attributable to noncontrolling interests of $14.6 million associated with applicable gains discussed in (2) above.

(8)	The quarter results include a write-off of an above-market assumed mortgage intangible due to the early payoff of the related mortgage of $9.7 million.

(9)
The quarter results include net income attributable to noncontrolling interests of $37.7 million associated with applicable gains discussed in (2) above and a $15.7 million deduction associated with the redemption of Series F preferred shares (see Note 9 for additional information).

Note 26. Subsequent Events
Subsequent to December 31, 2014, we acquired one center in Texas with a gross purchase price of $43.1 million and sold two centers with gross proceeds totaling $25.1 million. No impairment was realized associated with our property dispositions, and we have not completed the accounting for this recent acquisition, but anticipate that the purchase price will primarily be allocated to building, land and other identifiable intangible assets and liabilities.
Also, we are in negotiations associated with a $200 million unsecured five-year term note and a ten-year extension of an existing $66 million secured note, which are anticipated to close by the first quarter of 2015. The proceeds of the term note will be used for general corporate purposes, and the interest rate associated with the existing secured note is anticipated to be reduced by 3.9% to 3.5% with approximately $6.1 million of debt extinguishment costs being realized.
* * * * *

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
ITEM 9A. Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2014. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014.
There has been no change to our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
WRI’s management has responsibility for establishing and maintaining adequate internal control over financial reporting for WRI. Management, with the participation of WRI’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WRI’s internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on their evaluation of WRI’s internal control over financial reporting, WRI’s management along with the Chief Executive Officer and Chief Financial Officer believe that WRI’s internal control over financial reporting is effective as of December 31, 2014.
Deloitte & Touche LLP, WRI’s independent registered public accounting firm that audited the consolidated financial statements and financial statement schedules included in this Form 10-K, has issued an attestation report on the effectiveness of WRI’s internal control over financial reporting.
February 19, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Weingarten Realty Investors
Houston, Texas
We have audited the internal control over financial reporting of Weingarten Realty Investors and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014, of the Company and our report dated February 19, 2015, expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the adoption of ASU 2014-08.
/s/ Deloitte & Touche LLP
Houston, Texas
February 19, 2015

ITEM 9B. Other Information
Not applicable.
PART III
ITEM 10. Trust Managers, Executive Officers and Corporate Governance
Information with respect to our trust managers and executive officers is incorporated herein by reference to the “Election of Trust Managers - Proposal One," “Compensation Discussion and Analysis - Overview” and “Share Ownership of Beneficial Owners and Management” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2015.
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
ITEM 11. Executive Compensation
Information with respect to executive compensation is incorporated herein by reference to the “Compensation Discussion and Analysis,” “Trust Manager Compensation,” “Compensation Committee Report,” “Summary Compensation Table” and “Trust Manager Compensation Table” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2015.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The “Share Ownership of Beneficial Owners and Management” section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2015 is incorporated herein by reference.
The following table summarizes the equity compensation plans under which our common shares of beneficial interest may be issued as of December 31, 2014:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance
Equity compensation plans approved by shareholders	2,897,123	$28.76	1,437,633
Equity compensation plans not approved by shareholders	—	—	—
Total	2,897,123	$28.76	1,437,633

ITEM 13. Certain Relationships and Related Transactions, and Trust Manager Independence
The “Governance,” “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2015 are incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
The “Accounting Firm Fees” section within “Ratification of Independent Registered Public Accounting Firm - Proposal Two” of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 2015 is incorporated herein by reference.
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

4.3	—	Form of Fixed Rate Senior Medium Term Note (filed as Exhibit 4.19 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.4	—	Form of Floating Rate Senior Medium Term Note (filed as Exhibit 4.20 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.5	—	Form of Fixed Rate Subordinated Medium Term Note (filed as Exhibit 4.21 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.6	—	Form of Floating Rate Subordinated Medium Term Note (filed as Exhibit 4.22 to WRI’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).
4.7	—	Statement of Designation of 6.50% Series F Cumulative Redeemable Preferred Shares (filed as Exhibit 3.1 to WRI’s Form 8-A dated January 29, 2007 and incorporated herein by reference).
4.8	—	6.50% Series F Cumulative Redeemable Preferred Share Certificate (filed as Exhibit 4.2 to WRI’s Form 8-A dated January 29, 2007 and incorporated herein by reference).
4.9	—
Form of Receipt for Depositary Shares, each representing 1/100 of a share of 6.50% Series F Cumulative Redeemable Preferred Shares, par value $.03 per share (filed as Exhibit 4.3 to WRI’s Form 8-A dated January 29, 2007 and incorporated herein by reference).

4.10	—
Second Supplemental Indenture, dated October 9, 2012, between Weingarten Realty Investors and The Bank of New York Trust Company, National Association (successor to J.P. Morgan Chase Company, National Association) (filed as Exhibit 4.1 to WRI’s Form 8-K on October 9, 2012 and incorporated herein by reference).

4.11	—	Form of 3.375% Senior Note due 2022 (filed as Exhibit 4.2 to WRI’s Form 8-K on October 9, 2012 and incorporated herein by reference).
4.12	—	Form of 3.50% Senior Note due 2023 (filed as Exhibit 4.1 to WRI’s Form 8-K on March 22, 2013 and incorporated herein by reference).
4.13	—	Form of 4.450% Senior Note due 2024 (filed as Exhibit 4.1 to WRI’s Form 8-K on October 15, 2013 and incorporated herein by reference).

10.1†	—	2001 Long Term Incentive Plan (filed as Exhibit 10.7 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.2†	—
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
Amendment No. 1 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated December 15, 2006 (filed as Exhibit 10.38 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.6†	—
Amendment No. 1 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated December 15, 2006 (filed as Exhibit 10.39 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.7†	—
Amendment No. 1 to the Weingarten Realty Investors Deferred Compensation Plan dated December 15, 2006 (filed as Exhibit 10.40 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).

10.8†	—
Amendment No. 2 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated November 9, 2007 (filed as Exhibit 10.43 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.9†	—
Amendment No. 2 to the Weingarten Realty Investors Deferred Compensation Plan dated November 9, 2007 (filed as Exhibit 10.44 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.10†	—
Amendment No. 2 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated November 9, 2007 (filed as Exhibit 10.45 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference).

10.11†	—
Amendment No. 3 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated November 17, 2008 (filed as Exhibit 10.1 to WRI’s Form 8-K on December 4, 2008 and incorporated herein by reference).

10.12†	—
Amendment No. 3 to the Weingarten Realty Investors Deferred Compensation Plan dated November 17, 2008 (filed as Exhibit 10.2 to WRI’s Form 8-K on December 4, 2008 and incorporated herein by reference).

10.13†	—
Amendment No. 3 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated November 17, 2008 (filed as Exhibit 10.3 to WRI’s Form 8-K on December 4, 2008 and incorporated herein by reference).

10.14†	—
Amendment No. 1 to the Weingarten Realty Investors 2001 Long Term Incentive Plan dated November 17, 2008 (filed as Exhibit 10.4 to WRI’s Form 8-K on December 4, 2008 and incorporated herein by reference).

10.15†	—
Severance and Change to Control Agreement for Johnny Hendrix dated November 11, 1998 (filed as Exhibit 10.54 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.16†	—
Severance and Change to Control Agreement for Stephen C. Richter dated November 11, 1998 (filed as Exhibit 10.55 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.17†	—
Amendment No. 1 to Severance and Change to Control Agreement for Johnny Hendrix dated December 20, 2008 (filed as Exhibit 10.56 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.18†	—
Amendment No. 1 to Severance and Change to Control Agreement for Stephen Richter dated December 31, 2008 (filed as Exhibit 10.57 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference).

10.19	—
Promissory Note with Reliance Trust Company, Trustee of the Trust under the Weingarten Realty Investors Deferred Compensation Plan, Supplemental Executive Retirement Plan and Retirement Benefit Restoration Plan dated March 12, 2009 (filed as Exhibit 10.57 to WRI’s Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference).

10.20†	—
First Amendment to the Weingarten Realty Retirement Plan, amended and restated, dated December 2, 2009 (filed as Exhibit 10.51 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.21†	—
First Amendment to the Master Nonqualified Plan Trust Agreement dated March 12, 2009 (filed as Exhibit 10.53 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.22†	—
Second Amendment to the Master Nonqualified Plan Trust Agreement dated August 4, 2009 (filed as Exhibit 10.54 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.23†	—
Non-Qualified Plan Trust Agreement for Recordkept Plans dated September 1, 2009 (filed as Exhibit 10.55 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2009 and incorporated herein by reference).

10.24†	—	Amended and Restated 2010 Long-Term Incentive Plan (filed as Exhibit 99.1 to WRI’s Form 8-K dated April 26, 2010 and incorporated herein by reference).
10.25†	—
Amendment No. 4 to the Weingarten Realty Investors Deferred Compensation Plan dated February 26, 2010 (filed as Exhibit 10.57 to WRI’s Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.26†	—
Amendment No. 4 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated May 6, 2010 (filed as Exhibit 10.58 to WRI’s Form 10-Q for the quarter ended March 31, 2010 and incorporated herein by reference).

10.27	—
First Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2010 (filed as Exhibit 10.59 to WRI’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).

10.28†	—	2002 WRI Employee Share Purchase Plan dated May 6, 2003 (filed as Exhibit 10.60 to WRI’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).
10.29†	—	Amended and Restated 2002 WRI Employee Share Purchase Plan dated May 10, 2010 (filed as Exhibit 10.61 to WRI’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).
10.30	—
Fixed Rate Promissory Note with JPMorgan Chase Bank, National Association dated May 11, 2010 (filed as Exhibit 10.62 to WRI’s Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference).

10.31†	—
Weingarten Realty Investors Executive Medical Reimbursement Plan and Summary Plan Description (filed as Exhibit 10.59 to WRI’s Annual Report on Form 10-K dated December 31, 2010 and incorporated herein by reference).

10.32	—
Second Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2011 (filed as Exhibit 10.58 to WRI’s Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).

10.33†	—	Second Amendment to the Weingarten Realty Retirement Plan dated March 14, 2011 (filed as Exhibit 10.59 to WRI’s Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).
10.34†	—	Third Amendment to the Weingarten Realty Retirement Plan dated May 4, 2011 (filed as Exhibit 10.60 to WRI’s Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference).
10.35†	—
Third Amendment to the Master Nonqualified Plan Trust Agreement dated April 26, 2011 (filed as Exhibit 10.1 to WRI’s Form 10-Q for the quarter ended June 30, 2011 and incorporated herein by reference).

10.36	—	Amended and Restated Credit Agreement dated September 30, 2011 (filed as Exhibit 10.1 to WRI’s Form 8-K on October 4, 2011 and incorporated herein by reference).
10.37	—
Credit Agreement dated August 29, 2011 among Weingarten Realty Investors, the Lenders Party Hereto and The Bank of Nova Scotia, as Administrative Agent (filed as Exhibit 10.1 to WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).

10.38	—	Credit Agreement Note dated August 29, 2011 with The Bank of Nova Scotia (filed as Exhibit 10.2 to WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).
10.39	—	Credit Agreement Note dated August 29, 2011 with Compass Bank (filed as Exhibit 10.3 to WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).
10.40	—	Credit Agreement Note dated August 29, 2011 with PNC Bank, National Association (filed as Exhibit 10.4 to WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).
10.41	—	Credit Agreement Note dated August 29, 2011 with Sumitomo Mitsui Banking Corporation (filed as Exhibit 10.5 to WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).

10.42	—	Credit Agreement Note dated August 29, 2011 U.S. Bank National Association (filed as Exhibit 10.6 to WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).
10.43	—
Guaranty associated with Credit Agreement among Weingarten Realty Investors, the Lenders Party Hereto and The Bank of Nova Scotia, as Administrative Agent, dated August 29, 2011 (filed as Exhibit 10.7 to WRI’s Form 8-K on August 31, 2011 and incorporated herein by reference).

10.44	—
Amendment Agreement dated September 30, 2011 to Amended and Restated Credit Agreement dated September 30, 2011 (filed as Exhibit 10.70 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.45	—
Amendment Agreement dated November 14, 2011 to the Credit Agreement dated August 29, 2011 among Weingarten Realty Investors, the Lenders Party Hereto and The Bank of Nova Scotia, as Administrative Agent (filed as Exhibit 10.71 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.46	—
Guaranty dated November 14, 2011 associated with Credit Agreement among Weingarten Realty Investors, the Lenders Party Hereto and The Bank of Nova Scotia, as Administrative Agent, dated August 29, 2011 (filed as Exhibit 10.72 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference).

10.47	—
Third Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated February 15, 2012 (filed as Exhibit 10.1 to WRI's Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).

10.48†	—	Fourth Amendment to the Weingarten Realty Retirement Plan dated March 2, 2012 (filed as Exhibit 10.2 to WRI's Form 10-Q for the quarter ended March 31, 2012 and incorporated herein by reference).
10.49	—	Purchase and Sale Agreement dated April 10, 2012 (filed as Exhibit 10.1 to WRI's Form 8-K on April 12, 2012 and incorporated herein by reference).
10.50†	—
Amendment No. 4 to the Weingarten Realty Investors Retirement Benefit Restoration Plan dated August 10, 2012 (filed as Exhibit 10.1 to WRI's Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).

10.51†	—
Amendment No. 5 to the Weingarten Realty Investors Supplemental Executive Retirement Plan dated August 10, 2012 (filed as Exhibit 10.2 to WRI's Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).

10.52	—
Assignment and Assumption dated September 6, 2012 of the Amended and Restated Credit Agreement dated September 30, 2011 (filed as Exhibit 10.3 to WRI's Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).

10.53†	—	Master Nonqualified Plan Trust Agreement dated August 23, 2006 (filed as Exhibit 10.53 to WRI's Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).
10.54†	—
Restatement of the Weingarten Realty Retirement Plan dated November 17, 2008 (filed as Exhibit 10.54 to WRI's Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference).

10.55	—
Amendment Agreement dated April 18, 2013 of the Amended and Restated Credit Agreement dated September 30, 2011 (filed as Exhibit 10.1 to WRI's Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).

10.56	—
Fourth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2013(filed as Exhibit 10.2 to WRI's Form 10-Q for the quarter ended March 31, 2013 and incorporated herein by reference).

10.57†	—
Restatement of the Weingarten Realty Investors Retirement Plan dated December 23, 2013 (filed as Exhibit 10.57 to WRI's Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference).

10.58	—
Fifth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2014(filed as Exhibit 10.1 to WRI's Form 10-Q for the quarter ended March 31, 2014 and incorporated herein by reference).

10.59†*	—	First Amendment to Weingarten Realty Investors Retirement Plan dated December 16, 2014.
12.1*	—	Computation of Ratios.
21.1*	—	Listing of Subsidiaries of the Registrant.

23.1*	—	Consent of Deloitte & Touche LLP.
31.1*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report.
**	Furnished with this report.
†	Management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEINGARTEN REALTY INVESTORS

By:	/s/ Andrew M. Alexander
Andrew M. Alexander
Chief Executive Officer
Date: February 19, 2015
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

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Andrew M. Alexander	Chief Executive Officer, President and Trust Manager	February 19, 2015
Andrew M. Alexander

By:	/s/ Stanford Alexander	Chairman and Trust Manager	February 19, 2015
Stanford Alexander

By:	/s/ Shelaghmichael Brown	Trust Manager	February 19, 2015
Shelaghmichael Brown

By:	/s/ James W. Crownover	Trust Manager	February 19, 2015
James W. Crownover

By:	/s/ Robert J. Cruikshank	Trust Manager	February 19, 2015
Robert J. Cruikshank

By:	/s/ Melvin Dow	Trust Manager	February 19, 2015
Melvin Dow

By:	/s/ Stephen A. Lasher	Trust Manager	February 19, 2015
Stephen A. Lasher

By:	/s/ Stephen C. Richter	Executive Vice President and Chief Financial Officer	February 19, 2015
Stephen C. Richter

By:	/s/ Thomas L. Ryan	Trust Manager	February 19, 2015
Thomas L. Ryan

By:	/s/ Douglas W. Schnitzer	Trust Manager	February 19, 2015
Douglas W. Schnitzer

By:	/s/ Joe D. Shafer	Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)	February 19, 2015
Joe D. Shafer

By:	/s/ C. Park Shaper	Trust Manager	February 19, 2015
C. Park Shaper

By:	/s/ Marc J. Shapiro	Trust Manager	February 19, 2015
Marc J. Shapiro

Schedule II
WEINGARTEN REALTY INVESTORS
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2014, 2013, and 2012
(Amounts in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Deductions(1)	Balance at end of period
2014
Allowance for Doubtful Accounts	$9,386	$1,914	$3,620	$7,680
Tax Valuation Allowance	30,541	2,239	5,241	27,539
2013
Allowance for Doubtful Accounts	$12,127	$1,420	$4,161	$9,386
Tax Valuation Allowance	28,376	2,243	78	30,541
2012
Allowance for Doubtful Accounts	$11,301	$7,157	$6,331	$12,127
Tax Valuation Allowance	24,595	3,781	—	28,376
___________________

(1)	Write-offs of amounts previously reserved.

Schedule III

WEINGARTEN REALTY INVESTORS
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2014
(Amounts in thousands)

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Centers:
10-Federal Shopping Center	$1,791	$7,470	$1,090	$1,791	$8,560	$10,351	$(7,155)	$3,196	$(7,233)	03/20/2008
1919 North Loop West	1,334	8,451	11,592	1,337	20,040	21,377	(8,925)	12,452	—	12/05/2006
580 Market Place	3,892	15,570	3,534	3,889	19,107	22,996	(6,463)	16,533	(16,048)	04/02/2001
8000 Sunset Strip Shopping Center	18,320	73,431	2,334	18,320	75,765	94,085	(5,469)	88,616	—	06/27/2012
Alabama Shepherd Shopping Center	637	2,026	7,882	1,062	9,483	10,545	(4,390)	6,155	—	04/30/2004
Argyle Village Shopping Center	4,524	18,103	3,807	4,526	21,908	26,434	(7,922)	18,512	—	11/30/2001
Arrowhead Festival Shopping Center	1,294	154	3,917	1,903	3,462	5,365	(1,445)	3,920	—	12/31/2000
Avent Ferry Shopping Center	1,952	7,814	1,191	1,952	9,005	10,957	(3,576)	7,381	—	04/04/2002
Bartlett Towne Center	3,479	14,210	1,208	3,443	15,454	18,897	(6,095)	12,802	(784)	05/15/2001
Bell Plaza	1,322	7,151	637	1,322	7,788	9,110	(3,852)	5,258	(6,656)	03/20/2008
Bellaire Blvd. Shopping Center	124	37	3	125	39	164	(37)	127	—	11/13/2008
Best in the West	13,191	77,159	7,249	13,194	84,405	97,599	(21,502)	76,097	—	04/28/2005
Blalock Market at I-10	—	4,730	2,033	—	6,763	6,763	(4,491)	2,272	—	12/31/1990
Boca Lyons Plaza	3,676	14,706	2,855	3,651	17,586	21,237	(5,645)	15,592	—	08/17/2001
Boswell Towne Center	1,488	—	1,723	615	2,596	3,211	(1,395)	1,816	—	12/31/2003
Braeswood Square Shopping Center	—	1,421	1,197	—	2,618	2,618	(2,397)	221	—	05/28/1969
Broadway Marketplace	898	3,637	1,010	906	4,639	5,545	(2,713)	2,832	—	12/16/1993
Broadway Shopping Center	234	3,166	799	235	3,964	4,199	(2,621)	1,578	(2,610)	03/20/2008
Brookwood Marketplace	7,050	15,134	7,239	7,511	21,912	29,423	(4,686)	24,737	(17,924)	08/22/2006
Brookwood Square Shopping Center	4,008	19,753	(3,131)	4,008	16,622	20,630	(3,610)	17,020	—	12/16/2003
Brownsville Commons	1,333	5,536	315	1,333	5,851	7,184	(1,298)	5,886	—	05/22/2006
Buena Vista Marketplace	1,958	7,832	1,189	1,956	9,023	10,979	(3,277)	7,702	—	04/02/2001
Bull City Market	930	6,651	654	930	7,305	8,235	(1,715)	6,520	(3,572)	06/10/2005
Camelback Village Square	—	8,720	1,267	—	9,987	9,987	(5,010)	4,977	—	09/30/1994
Camp Creek Marketplace II	6,169	32,036	1,460	4,697	34,968	39,665	(7,587)	32,078	(19,833)	08/22/2006
Capital Square	1,852	7,406	1,410	1,852	8,816	10,668	(3,551)	7,117	—	04/04/2002
Centerwood Plaza	915	3,659	2,379	914	6,039	6,953	(2,049)	4,904	—	04/02/2001
Charleston Commons Shopping Center	23,230	36,877	2,186	23,210	39,083	62,293	(8,366)	53,927	—	12/20/2006
Cherry Creek Retail Center	5,416	14,624	—	5,416	14,624	20,040	(2,309)	17,731	—	06/16/2011

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Chino Hills Marketplace	$7,218	$28,872	$11,424	$7,234	$40,280	$47,514	$(16,385)	$31,129	$—	08/20/2002
Citadel Building	3,236	6,168	7,980	534	16,850	17,384	(14,180)	3,204	—	12/30/1975
College Park Shopping Center	2,201	8,845	7,137	2,641	15,542	18,183	(9,670)	8,513	(11,004)	11/16/1998
Colonial Plaza	10,806	43,234	13,365	10,813	56,592	67,405	(22,277)	45,128	—	02/21/2001
Countryside Centre	15,523	29,818	8,868	15,559	38,650	54,209	(7,992)	46,217	—	07/06/2007
Creekside Center	1,732	6,929	1,991	1,730	8,922	10,652	(3,569)	7,083	(7,728)	04/02/2001
Cullen Plaza Shopping Center	106	2,841	452	106	3,293	3,399	(2,639)	760	(5,987)	03/20/2008
Cypress Pointe	3,468	8,700	1,381	3,793	9,756	13,549	(5,809)	7,740	—	04/04/2002
Dallas Commons Shopping Center	1,582	4,969	94	1,582	5,063	6,645	(1,092)	5,553	—	09/14/2006
Danville Plaza Shopping Center	—	3,360	2,322	—	5,682	5,682	(5,006)	676	—	09/30/1960
DDS Office Building	959	3,141	—	959	3,141	4,100	(181)	3,919	—	10/07/2013
Desert Village Shopping Center	3,362	14,969	1,167	3,362	16,136	19,498	(1,839)	17,659	—	10/28/2010
Discovery Plaza	2,193	8,772	1,091	2,191	9,865	12,056	(3,444)	8,612	—	04/02/2001
Eastdale Shopping Center	1,423	5,809	1,958	1,417	7,773	9,190	(3,985)	5,205	—	12/31/1997
Eastern Horizon	10,282	16	(279)	1,569	8,450	10,019	(4,669)	5,350	—	12/31/2002
Edgewater Marketplace	4,821	11,225	395	4,821	11,620	16,441	(1,403)	15,038	(17,600)	11/19/2010
El Camino Promenade	4,431	20,557	4,217	4,429	24,776	29,205	(7,648)	21,557	—	05/21/2004
Embassy Lakes Shopping Center	2,803	11,268	845	2,803	12,113	14,916	(3,755)	11,161	—	12/18/2002
Entrada de Oro Plaza Shopping Center	6,041	10,511	1,693	6,115	12,130	18,245	(3,170)	15,075	—	01/22/2007
Epic Village St. Augustine	283	1,171	4,065	320	5,199	5,519	(2,260)	3,259	—	09/30/2009
Falls Pointe Shopping Center	3,535	14,289	407	3,522	14,709	18,231	(4,628)	13,603	—	12/17/2002
Festival on Jefferson Court	5,041	13,983	2,791	5,022	16,793	21,815	(5,191)	16,624	—	12/22/2004
Fiesta Market Place	137	429	8	137	437	574	(431)	143	(1,524)	03/20/2008
Fiesta Trails	8,825	32,790	2,909	8,825	35,699	44,524	(11,598)	32,926	—	09/30/2003
Flamingo Pines Plaza	10,403	35,014	(14,214)	5,335	25,868	31,203	(6,099)	25,104	—	01/28/2005
Fountain Plaza	1,319	5,276	1,424	1,095	6,924	8,019	(3,651)	4,368	—	03/10/1994
Francisco Center	1,999	7,997	4,525	2,403	12,118	14,521	(7,957)	6,564	(9,996)	11/16/1998
Freedom Centre	2,929	15,302	5,568	6,944	16,855	23,799	(4,632)	19,167	(717)	06/23/2006
Galleria Shopping Center	10,795	10,339	8,487	10,805	18,816	29,621	(3,925)	25,696	(18,200)	12/11/2006
Galveston Place	2,713	5,522	5,994	3,279	10,950	14,229	(8,418)	5,811	—	11/30/1983
Gateway Plaza	4,812	19,249	4,056	4,808	23,309	28,117	(8,099)	20,018	(21,787)	04/02/2001
Gateway Station	1,622	3	9,401	1,921	9,105	11,026	(3,082)	7,944	—	09/30/2009
Glenbrook Square Shopping Center	632	3,576	709	632	4,285	4,917	(2,221)	2,696	(5,056)	03/20/2008
Grayson Commons	3,180	9,023	217	3,163	9,257	12,420	(2,426)	9,994	(5,565)	11/09/2004
Greenhouse Marketplace	4,607	22,771	3,435	4,750	26,063	30,813	(7,656)	23,157	—	01/28/2004

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Griggs Road Shopping Center	$257	$2,303	$(252)	$257	$2,051	$2,308	$(1,881)	$427	$(3,884)	03/20/2008
Hallmark Town Center	1,368	5,472	1,101	1,367	6,574	7,941	(2,607)	5,334	—	04/02/2001
Harrisburg Plaza	1,278	3,924	933	1,278	4,857	6,135	(4,055)	2,080	(10,418)	03/20/2008
HEB - Dairy Ashford & Memorial	1,717	4,234	—	1,717	4,234	5,951	(533)	5,418	—	03/06/2012
Heights Plaza Shopping Center	58	699	2,494	928	2,323	3,251	(1,394)	1,857	—	06/30/1995
High House Crossing	2,576	10,305	467	2,576	10,772	13,348	(3,680)	9,668	—	04/04/2002
Highland Square	—	—	1,887	—	1,887	1,887	(472)	1,415	—	10/06/1959
Hope Valley Commons	2,439	8,487	349	2,439	8,836	11,275	(1,070)	10,205	—	08/31/2010
Humblewood Shopping Center	2,215	4,724	3,174	1,166	8,947	10,113	(8,207)	1,906	(12,705)	03/09/1977
I45/Telephone Rd.	678	11,182	596	678	11,778	12,456	(5,769)	6,687	(12,758)	03/20/2008
Independence Plaza I	12,795	23,063	191	12,795	23,254	36,049	(1,651)	34,398	(18,112)	06/11/2013
Independence Plaza II	6,555	8,564	1,275	6,555	9,839	16,394	(638)	15,756	—	06/11/2013
Jess Ranch Marketplace	8,750	25,560	296	8,750	25,856	34,606	(1,174)	33,432	—	12/23/2013
Jess Ranch Marketplace Phase III	8,431	21,470	91	8,431	21,561	29,992	(991)	29,001	—	12/23/2013
Lake Pointe Market	1,404	—	4,454	1,960	3,898	5,858	(2,167)	3,691	—	12/31/2004
Lakeside Marketplace	6,064	22,989	3,348	6,150	26,251	32,401	(6,700)	25,701	(16,394)	08/22/2006
Largo Mall	10,817	40,906	3,847	10,810	44,760	55,570	(12,926)	42,644	—	03/01/2004
Laveen Village Marketplace	1,190	—	5,204	1,006	5,388	6,394	(3,011)	3,383	—	08/15/2003
Lawndale Shopping Center	82	927	727	82	1,654	1,736	(1,091)	645	(3,635)	03/20/2008
League City Plaza	1,918	7,592	874	1,918	8,466	10,384	(4,665)	5,719	(10,085)	03/20/2008
Leesville Towne Centre	7,183	17,162	1,346	7,223	18,468	25,691	(5,238)	20,453	—	01/30/2004
Little York Plaza Shopping Center	342	5,170	1,753	342	6,923	7,265	(5,677)	1,588	(4,396)	03/20/2008
Lyons Avenue Shopping Center	249	1,183	54	249	1,237	1,486	(1,042)	444	(2,644)	03/20/2008
Madera Village Shopping Center	3,788	13,507	1,239	3,816	14,718	18,534	(3,446)	15,088	—	03/13/2007
Market at Town Center - Sugarland	8,600	26,627	23,907	8,600	50,534	59,134	(22,702)	36,432	—	12/23/1996
Market at Westchase Shopping Center	1,199	5,821	2,632	1,415	8,237	9,652	(5,683)	3,969	—	02/15/1991
Marketplace at Seminole Outparcel	1,000	—	1,499	1,046	1,453	2,499	(28)	2,471	—	08/21/2006
Marketplace at Seminole Towne	15,067	53,743	6,144	21,665	53,289	74,954	(11,767)	63,187	(38,305)	08/21/2006
Markham West Shopping Center	2,694	10,777	4,080	2,696	14,855	17,551	(7,541)	10,010	—	09/18/1998
Marshall's Plaza	1,802	12,315	661	1,804	12,974	14,778	(3,391)	11,387	—	06/01/2005
Mendenhall Commons	2,655	9,165	653	2,677	9,796	12,473	(2,379)	10,094	—	11/13/2008
Menifee Town Center	1,827	7,307	4,985	1,824	12,295	14,119	(4,302)	9,817	—	04/02/2001
Millpond Center	3,155	9,706	1,564	3,161	11,264	14,425	(3,378)	11,047	—	07/28/2005
Mohave Crossroads	3,953	63	35,919	3,128	36,807	39,935	(16,016)	23,919	—	12/31/2009
Monte Vista Village Center	1,485	58	5,528	755	6,316	7,071	(3,960)	3,111	—	12/31/2004

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Moore Plaza	$6,445	$26,140	$11,033	$6,487	$37,131	$43,618	$(17,502)	$26,116	$—	03/20/1998
Mueller Regional Retail Center	10,382	56,303	165	10,382	56,468	66,850	(3,159)	63,691	(34,300)	10/03/2013
North Creek Plaza	6,915	25,625	4,200	6,954	29,786	36,740	(8,848)	27,892	—	08/19/2004
North Towne Plaza	960	3,928	7,405	879	11,414	12,293	(7,708)	4,585	(9,676)	02/15/1990
North Towne Plaza	6,646	99	1,526	1,005	7,266	8,271	(1,680)	6,591	—	04/01/2010
Northbrook Shopping Center	1,629	4,489	3,037	1,713	7,442	9,155	(6,788)	2,367	(9,082)	11/06/1967
Northwoods Shopping Center	1,768	7,071	421	1,772	7,488	9,260	(2,496)	6,764	—	04/04/2002
Oak Forest Shopping Center	760	2,726	4,929	748	7,667	8,415	(5,744)	2,671	(7,904)	12/30/1976
Oak Grove Market Center	5,758	10,508	940	5,861	11,345	17,206	(2,334)	14,872	(7,358)	06/15/2007
Oracle Crossings	4,614	18,274	28,966	10,582	41,272	51,854	(8,440)	43,414	—	01/22/2007
Oracle Wetmore Shopping Center	24,686	26,878	6,975	13,813	44,726	58,539	(9,114)	49,425	—	01/22/2007
Overton Park Plaza	9,266	37,789	11,729	9,264	49,520	58,784	(14,192)	44,592	—	10/24/2003
Palmer Plaza	765	3,081	2,558	827	5,577	6,404	(3,808)	2,596	—	07/31/1980
Palmilla Center	1,258	—	13,013	2,882	11,389	14,271	(6,534)	7,737	—	12/31/2002
Palms of Carrollwood	3,995	16,390	710	3,995	17,100	21,095	(1,769)	19,326	—	12/23/2010
Paradise Marketplace	2,153	8,612	(2,091)	1,197	7,477	8,674	(3,921)	4,753	—	07/20/1995
Parliament Square II	2	10	1,183	3	1,192	1,195	(706)	489	—	06/24/2005
Perimeter Village	29,701	42,337	3,551	34,404	41,185	75,589	(8,803)	66,786	(26,058)	07/03/2007
Phillips Crossing	—	1	28,208	872	27,337	28,209	(9,368)	18,841	—	09/30/2009
Phoenix Office Building	1,696	3,255	1,164	1,773	4,342	6,115	(1,276)	4,839	—	01/31/2007
Pike Center	—	40,537	2,035	—	42,572	42,572	(4,320)	38,252	—	08/14/2012
Plantation Centre	3,463	14,821	1,849	3,471	16,662	20,133	(4,546)	15,587	—	08/19/2004
Promenade 23	16,028	2,271	39	16,028	2,310	18,338	(381)	17,957	—	03/25/2011
Prospector's Plaza	3,746	14,985	5,743	3,716	20,758	24,474	(5,928)	18,546	—	04/02/2001
Pueblo Anozira Shopping Center	2,750	11,000	5,123	2,768	16,105	18,873	(8,661)	10,212	(11,028)	06/16/1994
Rainbow Plaza	6,059	24,234	2,742	6,081	26,954	33,035	(11,786)	21,249	—	10/22/1997
Rainbow Plaza I	3,883	15,540	571	3,896	16,098	19,994	(5,782)	14,212	—	12/28/2000
Raintree Ranch Center	11,442	595	17,553	10,983	18,607	29,590	(8,533)	21,057	—	03/31/2008
Rancho Encanto	957	3,829	3,814	839	7,761	8,600	(4,783)	3,817	—	04/28/1997
Rancho San Marcos Village	3,533	14,138	5,066	3,887	18,850	22,737	(6,000)	16,737	—	02/26/2003
Rancho Towne & Country	1,161	4,647	728	1,166	5,370	6,536	(2,693)	3,843	—	10/16/1995
Randalls Center/Kings Crossing	3,570	8,147	551	3,585	8,683	12,268	(5,202)	7,066	—	11/13/2008
Red Mountain Gateway	2,166	89	9,457	2,737	8,975	11,712	(4,498)	7,214	—	12/31/2003
Regency Centre	5,616	18,516	1,613	3,581	22,164	25,745	(5,288)	20,457	—	07/28/2006
Reynolds Crossing	4,276	9,186	145	4,276	9,331	13,607	(2,018)	11,589	—	09/14/2006

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Richmond Square	$1,993	$953	$13,571	$14,512	$2,005	$16,517	$(1,255)	$15,262	$—	12/31/1996
Ridgeway Trace	26,629	544	20,369	15,573	31,969	47,542	(8,065)	39,477	—	11/09/2006
River Oaks Shopping Center	1,354	1,946	403	1,363	2,340	3,703	(2,013)	1,690	—	12/04/1992
River Oaks Shopping Center	3,534	17,741	35,453	4,207	52,521	56,728	(22,754)	33,974	—	12/04/1992
River Point at Sheridan	28,898	4,042	4,226	9,360	27,806	37,166	(4,911)	32,255	(6,720)	04/01/2010
Roswell Corners	6,136	21,447	163	5,835	21,911	27,746	(6,392)	21,354	(6,621)	06/24/2004
Roswell Crossing Shopping Center	7,625	18,573	394	7,625	18,967	26,592	(2,123)	24,469	(12,153)	07/18/2012
San Marcos Plaza	1,360	5,439	528	1,358	5,969	7,327	(2,129)	5,198	—	04/02/2001
Scottsdale Horizon	—	3,241	37,616	12,914	27,943	40,857	(800)	40,057	—	01/22/2007
Sea Ranch Centre	11,977	4,219	969	11,977	5,188	17,165	(433)	16,732	—	03/06/2013
Shoppes at Bears Path	3,252	5,503	1,260	3,290	6,725	10,015	(1,769)	8,246	—	03/13/2007
Shoppes at Memorial Villages	1,417	4,786	7,723	3,332	10,594	13,926	(6,989)	6,937	—	01/11/2012
Shoppes of South Semoran	4,283	9,785	(1,570)	4,745	7,753	12,498	(1,757)	10,741	(8,842)	08/31/2007
Shops at Kirby Drive	1,201	945	276	1,202	1,220	2,422	(387)	2,035	—	05/27/2008
Shops at Three Corners	6,215	9,303	5,490	6,224	14,784	21,008	(9,677)	11,331	—	12/31/1989
Silver Creek Plaza	3,231	12,924	3,214	3,228	16,141	19,369	(6,059)	13,310	(15,065)	04/02/2001
Six Forks Shopping Center	6,678	26,759	5,607	6,728	32,316	39,044	(11,157)	27,887	—	04/04/2002
South Fulton Crossing	14,373	154	(11,434)	2,669	424	3,093	(2)	3,091	—	01/10/2007
South Semoran - Pad	1,056	—	(129)	927	—	927	—	927	—	09/06/2007
Southampton Center	4,337	17,349	2,829	4,333	20,182	24,515	(7,389)	17,126	(19,555)	04/02/2001
Southgate Shopping Center	571	3,402	5,559	1,152	8,380	9,532	(7,001)	2,531	—	03/26/1958
Southgate Shopping Center	232	8,389	723	232	9,112	9,344	(5,666)	3,678	(6,803)	03/20/2008
Squaw Peak Plaza	816	3,266	3,225	818	6,489	7,307	(2,803)	4,504	—	12/20/1994
Stella Link Shopping Center	227	423	1,429	294	1,785	2,079	(1,572)	507	—	07/10/1970
Stella Link Shopping Center	2,602	1,418	(1,307)	2,602	111	2,713	(19)	2,694	—	08/21/2007
Stonehenge Market	4,740	19,001	2,212	4,740	21,213	25,953	(7,430)	18,523	—	04/04/2002
Stony Point Plaza	3,489	13,957	11,341	3,453	25,334	28,787	(7,537)	21,250	(11,402)	04/02/2001
Summerhill Plaza	1,945	7,781	2,572	1,943	10,355	12,298	(4,394)	7,904	—	04/02/2001
Sunset 19 Shopping Center	5,519	22,076	1,430	5,547	23,478	29,025	(8,025)	21,000	—	10/29/2001
Surf City Crossing	3,220	52	5,028	2,655	5,645	8,300	(1,499)	6,801	—	12/06/2006
Tates Creek Centre	4,802	25,366	1,543	5,766	25,945	31,711	(7,289)	24,422	—	03/01/2004
Taylorsville Town Center	2,179	9,718	945	2,180	10,662	12,842	(3,242)	9,600	—	12/19/2003
The Centre at Post Oak	13,731	115	23,705	17,874	19,677	37,551	(11,113)	26,438	—	12/31/1996
The Commons at Dexter Lake	2,923	12,007	2,297	2,949	14,278	17,227	(4,639)	12,588	—	11/13/2008
The Commons at Dexter Lake II	2,023	6,940	307	2,039	7,231	9,270	(1,702)	7,568	—	11/13/2008

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
The Shoppes at Parkwood Ranch	$4,369	$52	$10,200	$2,347	$12,274	$14,621	$(4,917)	$9,704	$—	12/31/2009
Thompson Bridge Commons	604	—	625	513	716	1,229	(76)	1,153	—	04/26/2005
Thousand Oaks Shopping Center	2,973	13,142	372	2,973	13,514	16,487	(4,300)	12,187	(13,670)	03/20/2008
TJ Maxx Plaza	3,400	19,283	1,716	3,430	20,969	24,399	(6,217)	18,182	—	03/01/2004
Tomball Marketplace	9,616	262	22,837	8,132	24,583	32,715	(6,364)	26,351	—	04/12/2006
Town & Country Shopping Center	—	3,891	5,237	—	9,128	9,128	(6,004)	3,124	—	01/31/1989
Tropicana Beltway Center	13,947	42,186	632	13,949	42,816	56,765	(12,524)	44,241	—	11/20/2007
Tropicana Marketplace	2,118	8,477	(2,133)	1,206	7,256	8,462	(3,756)	4,706	—	07/24/1995
Tyler Shopping Center	5	21	3,996	300	3,722	4,022	(2,441)	1,581	—	12/31/2002
Valley Plaza	1,414	5,818	6,478	1,422	12,288	13,710	(5,464)	8,246	—	12/31/1997
Valley Shopping Center	4,293	13,736	835	8,170	10,694	18,864	(2,601)	16,263	—	04/07/2006
Valley View Shopping Center	1,006	3,980	2,362	1,006	6,342	7,348	(3,374)	3,974	—	11/20/1996
Vizcaya Square Shopping Center	3,044	12,226	1,343	3,044	13,569	16,613	(4,093)	12,520	—	12/18/2002
Waterford Village	5,830	—	8,103	2,893	11,040	13,933	(4,386)	9,547	—	06/11/2004
West Jordan Town Center	4,306	17,776	1,760	4,308	19,534	23,842	(5,662)	18,180	—	12/19/2003
Westchase Shopping Center	3,085	7,920	7,006	3,189	14,822	18,011	(12,124)	5,887	(936)	08/29/1978
Westgate Shopping Center	245	1,425	463	239	1,894	2,133	(1,606)	527	—	07/02/1965
Westhill Village Shopping Center	408	3,002	4,574	437	7,547	7,984	(5,149)	2,835	—	05/01/1958
Westland Fair	27,562	10,506	(9,160)	12,220	16,688	28,908	(8,118)	20,790	—	12/29/2000
Westminster Center	11,215	44,871	7,692	11,204	52,574	63,778	(19,286)	44,492	(42,237)	04/02/2001
Whitehall Commons	2,529	6,901	449	2,522	7,357	9,879	(1,915)	7,964	—	10/06/2005
Whole Foods @ Carrollwood	2,772	126	4,634	2,854	4,678	7,532	(440)	7,092	—	09/30/2011
Winter Park Corners	2,159	8,636	1,317	2,159	9,953	12,112	(3,504)	8,608	—	09/06/2001
	861,144	2,219,059	753,888	822,571	3,011,520	3,834,091	(1,000,692)	2,833,399	(562,570)
New Development:
Hilltop Village Center	3,196	7,234	40,890	4,113	47,207	51,320	(568)	50,752	—	11/17/2011
Nottingham Commons	19,523	2,398	345	19,771	2,495	22,266	(3)	22,263	—	09/24/2014
Wake Forest Crossing II	3,155	2,617	1,149	3,276	3,645	6,921	—	6,921	—	06/04/2014
	25,874	12,249	42,384	27,160	53,347	80,507	(571)	79,936	—
Miscellaneous (not to exceed 5% of total)	141,767	9,263	10,466	99,529	61,967	161,496	(27,356)	134,140	—
Total of Portfolio	$1,028,785	$2,240,571	$806,738	$949,260	$3,126,834	$4,076,094	$(1,028,619)	$3,047,475	$(562,570)
___________________

(1)	The book value of our net fixed asset exceeds the tax basis by approximately $32.0 million at December 31, 2014.

(2)
Encumbrances do not include $28.1 million outstanding under fixed-rate mortgage debt associated with three properties each held in a tenancy-in-common arrangement and $4.3 million of non-cash debt related items.

Schedule III

Depreciation is computed using the straight-line method, generally over estimated useful lives of 18-40 years for buildings and 10-20 years for parking lot surfacing and equipment. Tenant and leasehold improvements are depreciated over the remaining life of the lease or the useful life whichever is shorter.
The changes in total cost of the properties were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$4,289,276	$4,399,850	$4,688,526
Additions at cost	144,474	279,624	310,454
Retirements or sales	(348,221)	(232,823)	(608,466)
Property held for sale	(9,435)	(155,017)	—
Property transferred from held for sale	—	—	18,090
Impairment loss	—	(2,358)	(8,754)
Balance at end of year	$4,076,094	$4,289,276	$4,399,850
The changes in accumulated depreciation were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$1,058,040	$1,040,839	$1,059,531
Additions at cost	125,226	130,698	130,965
Retirements or sales	(148,882)	(81,094)	(157,723)
Property held for sale	(5,765)	(32,403)	—
Property transferred from held for sale	—	—	8,066
Balance at end of year	$1,028,619	$1,058,040	$1,040,839

Schedule IV
WEINGARTEN REALTY INVESTORS
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2014
(Amounts in thousands)

	State	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgages	Carrying Amount of Mortgages (1)
Shopping Centers:
First Mortgages:
College Park Realty Company	NV	7.00%	10/31/2053	At Maturity	$3,410	$3,410
Total Mortgage Loans on Real Estate					$3,410	$3,410
___________________

(1)	The aggregate cost at December 31, 2014 for federal income tax purposes is $3.4 million, and there are no prior liens to be disclosed.
Changes in mortgage loans are summarized below (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance, Beginning of Year	$15,438	$91,662	$159,916
Additions to Existing Loans (1)	—	699	734
Collections/Reductions of Principal	(12,028)	(22,085)	(68,988)
Reduction of Principal due to Business Combinations (2)	—	(54,838)	—
Balance, End of Year	$3,410	$15,438	$91,662
___________________

(1)	The caption above, “Additions to Existing Loans” also includes accrued interest.

(2)	This caption relates to acquired unconsolidated real estate joint venture interest during the respective period.