Form 10-Q
period 2015-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2015-05-04
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES☐ NO☒
As of April 30, 2015, there were 123,904,939 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rentals, net	$122,658	$124,633
Other	2,941	2,959
Total	125,599	127,592
Expenses:
Depreciation and amortization	36,151	40,624
Operating	22,585	24,615
Real estate taxes, net	14,627	14,649
General and administrative	7,372	5,913
Total	80,735	85,801
Operating Income	44,864	41,791
Interest Expense, net	(26,458)	(24,580)
Interest and Other Income, net	2,722	1,994
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests	861	—
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	5,372	4,402
Provision for Income Taxes	(661)	(480)
Income from Continuing Operations	26,700	23,127
Operating Income from Discontinued Operations	—	279
Gain on Sale of Property from Discontinued Operations	—	41,212
Income from Discontinued Operations	—	41,491
Gain on Sale of Property	22,522	163
Net Income	49,222	64,781
Less: Net Income Attributable to Noncontrolling Interests	(1,575)	(1,478)
Net Income Adjusted for Noncontrolling Interests	47,647	63,303
Dividends on Preferred Shares	(2,710)	(2,710)
Net Income Attributable to Common Shareholders	$44,937	$60,593
Earnings Per Common Share - Basic:
Income from continuing operations attributable to common shareholders	$0.37	$0.16
Income from discontinued operations	—	0.34
Net income attributable to common shareholders	$0.37	$0.50
Earnings Per Common Share - Diluted:
Income from continuing operations attributable to common shareholders	$0.36	$0.15
Income from discontinued operations	—	0.34
Net income attributable to common shareholders	$0.36	$0.49
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Net Income	$49,222	$64,781
Other Comprehensive (Loss) Income:
Net unrealized gain on investments, net of taxes	79	57
Realized gain on investments	—	(38)
Net unrealized (loss) gain on derivatives	(1,350)	37
Amortization of loss on derivatives	388	473
Retirement liability adjustment	360	52
Total	(523)	581
Comprehensive Income	48,699	65,362
Comprehensive Income Attributable to Noncontrolling Interests	(1,575)	(1,478)
Comprehensive Income Adjusted for Noncontrolling Interests	$47,124	$63,884
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Property	$4,163,531	$4,076,094
Accumulated Depreciation	(1,045,495)	(1,028,619)
Property Held for Sale, net	1,775	3,670
Property, net *	3,119,811	3,051,145
Investment in Real Estate Joint Ventures and Partnerships, net	255,890	257,156
Total	3,375,701	3,308,301
Unamortized Debt and Lease Costs, net	141,726	141,122
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $6,519 in 2015 and $7,680 in 2014) *	68,810	77,781
Cash and Cash Equivalents *	40,168	23,189
Restricted Deposits and Mortgage Escrows	28,641	79,998
Other, net	181,963	183,703
Total Assets	$3,837,009	$3,814,094
LIABILITIES AND EQUITY
Debt, net *	$1,940,897	$1,938,188
Accounts Payable and Accrued Expenses	88,474	112,479
Other, net	132,110	124,484
Total Liabilities	2,161,481	2,175,151
Commitments and Contingencies	—	—
Equity:
Shareholders’ Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 140 shares issued; 60 shares outstanding in 2015 and 2014; liquidation preference $150,000 in 2015 and 2014	2	2
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 123,585 in 2015 and 122,489 in 2014	3,733	3,700
Additional Paid-In Capital	1,741,804	1,706,880
Net Income Less Than Accumulated Dividends	(210,499)	(212,960)
Accumulated Other Comprehensive Loss	(12,959)	(12,436)
Total Shareholders’ Equity	1,522,081	1,485,186
Noncontrolling Interests	153,447	153,757
Total Equity	1,675,528	1,638,943
Total Liabilities and Equity	$3,837,009	$3,814,094
* Consolidated variable interest entities' assets held as collateral and debt included in the above balances (see Note 15):
Property, net	$46,505	$47,085
Accrued Rent and Accounts Receivable, net	1,781	2,576
Cash and Cash Equivalents	10,973	12,189
Debt, net	96,952	97,362
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net Income	$49,222	$64,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,151	40,884
Amortization of debt deferred costs and intangibles, net	656	243
Equity in earnings of real estate joint ventures and partnerships, net	(5,372)	(4,402)
Gain on sale and acquisition of real estate joint venture and partnership interests	(861)	—
Gain on sale of property	(22,522)	(41,375)
Distributions of income from real estate joint ventures and partnerships, net	1,024	261
Changes in accrued rent and accounts receivable, net	6,951	5,013
Changes in unamortized debt and lease costs and other assets, net	(1,994)	(885)
Changes in accounts payable, accrued expenses and other liabilities, net	(14,762)	(23,476)
Other, net	8,947	302
Net cash provided by operating activities	57,440	41,346
Cash Flows from Investing Activities:
Acquisition of real estate and land	(91,487)	—
Development and capital improvements	(17,401)	(14,494)
Proceeds from sale of property and real estate equity investments, net	33,050	46,177
Change in restricted deposits and mortgage escrows	51,357	1,002
Notes receivable from real estate joint ventures and partnerships and other receivables - Collections	61	3,840
Real estate joint ventures and partnerships - Investments	(34)	(752)
Real estate joint ventures and partnerships - Distribution of capital	4,446	5,539
Proceeds from investments	500	50,038
Other, net	(535)	(10,713)
Net cash (used in) provided by investing activities	(20,043)	80,637
Cash Flows from Financing Activities:
Proceeds from issuance of debt	200,000	—
Principal payments of debt	(112,236)	(319,812)
Changes in unsecured credit facilities	(85,000)	159,900
Proceeds from issuance of common shares of beneficial interest, net	30,863	229
Common and preferred dividends paid	(44,914)	(42,141)
Debt issuance and extinguishment costs paid	(7,402)	(204)
Distributions to noncontrolling interests	(1,660)	(2,351)
Other, net	(69)	19
Net cash used in financing activities	(20,418)	(204,360)
Net increase (decrease) in cash and cash equivalents	16,979	(82,377)
Cash and cash equivalents at January 1	23,189	91,576
Cash and cash equivalents at March 31	$40,168	$9,199
Interest paid during the period (net of amount capitalized of $831 and $660, respectively)	$23,471	$26,616
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share amounts)
Insert Title Here

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2014	$2	$3,683	$1,679,229	$(300,537)	$(4,202)	$309,803	$1,687,978
Net income				63,303		1,478	64,781
Shares issued under benefit plans		7	5,623				5,630
Dividends paid – common shares (1)				(39,703)			(39,703)
Dividends paid – preferred shares (2)				(2,438)			(2,438)
Distributions to noncontrolling interests						(2,351)	(2,351)
Acquisition of noncontrolling interests			10,932			(10,932)	—
Disposition of noncontrolling interests						(144,326)	(144,326)
Other comprehensive income					581		581
Other, net			51	(272)			(221)
Balance, March 31, 2014	$2	$3,690	$1,695,835	$(279,647)	$(3,621)	$153,672	$1,569,931
Balance, January 1, 2015	$2	$3,700	$1,706,880	$(212,960)	$(12,436)	$153,757	$1,638,943
Net income				47,647		1,575	49,222
Issuance of common shares, net		24	29,012				29,036
Shares issued under benefit plans, net		9	5,547				5,556
Shares issued in exchange for noncontrolling interests			111			(111)	—
Dividends paid – common shares (1)				(42,476)			(42,476)
Dividends paid – preferred shares (2)				(2,438)			(2,438)
Distributions to noncontrolling interests						(1,660)	(1,660)
Other comprehensive loss					(523)		(523)
Other, net			254	(272)		(114)	(132)
Balance, March 31, 2015	$2	$3,733	$1,741,804	$(210,499)	$(12,959)	$153,447	$1,675,528
_______________

(1)	Common dividend per share was $.345 and $.325 for the three months ended March 31, 2015 and 2014, respectively.

(2)	Series F preferred dividend per share was $40.63 for both the three months ended March 31, 2015 and 2014.
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
We operate a portfolio of neighborhood and community shopping centers, totaling approximately 45.3 million square feet of gross leaseable area, that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 3.6% of base minimum rental revenue during the first three months of 2015. Total revenues less operating expenses and real estate taxes from continuing operations ("net operating income from continuing operations") generated by our properties located in Houston and its surrounding areas was 18.4% of total net operating income from continuing operations for the three months ended March 31, 2015, and an additional 10.2% of net operating income from continuing operations was generated during this period from properties that are located in other parts of Texas.
Basis of Presentation
Our consolidated financial statements include the accounts of our subsidiaries, certain partially owned real estate joint ventures or partnerships and variable interest entities (“VIEs”) which meet the guidelines for consolidation. All intercompany balances and transactions have been eliminated.
The condensed consolidated financial statements included in this report are unaudited; however, amounts presented in the condensed consolidated balance sheet as of December 31, 2014 are derived from our audited financial statements at that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.
The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and certain information included in our annual financial statements and notes thereto has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Our restricted deposits and mortgage escrows consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Restricted cash (1)	$26,314	$77,739
Mortgage escrows	2,327	2,259
Total	$28,641	$79,998
_______________

(1)
The decrease between the periods presented is primarily attributable to the use of funds from a qualified escrow account of $71.3 million, offset by $19.8 million of funds placed in a qualified escrow account for the purpose of completing like-kind exchange transactions.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

	Gain on Investments		Gain on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2014	$(656)		$(3,416)		$16,508		$12,436
Change excluding amounts reclassified from accumulated other comprehensive loss	(79)		1,350				1,271
Amounts reclassified from accumulated other comprehensive loss			(388)	(2)	(360)	(3)	(748)
Net other comprehensive (income) loss	(79)		962		(360)		523
Balance, March 31, 2015	$(735)		$(2,454)		$16,148		$12,959
	Gain on Investments		Gain on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2013	$(340)		$(1,233)		$5,775		$4,202
Change excluding amounts reclassified from accumulated other comprehensive loss	(57)		(37)				(94)
Amounts reclassified from accumulated other comprehensive loss	38	(1)	(473)	(2)	(52)	(3)	(487)
Net other comprehensive income	(19)		(510)		(52)		(581)
Balance, March 31, 2014	$(359)		$(1,743)		$5,723		$3,621
_______________
(1)    This reclassification component is included in interest and other income.
(2)    This reclassification component is included in interest expense (see Note 6 for additional information).
(3)    This reclassification component is included in the computation of net periodic benefit cost (see Note 12 for additional information).
Note 2. Newly Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." This ASU amends the criteria for reporting discontinued operations while enhancing disclosures in this area. The provisions of ASU No. 2014-08 are effective for us prospectively on January 1, 2015; however, early adoption is permitted. We adopted this update effective April 1, 2014. The adoption resulted in individual property disposals no longer qualifying for discontinued operations presentation; thus, the results of these disposals will remain in income from continuing operations, and any associated gains are included in gain on sale of property. Properties sold or classified as held for sale prior to April 1, 2014, are not subject to ASU No. 2014-08 and therefore, continue to be classified as discontinued operations using the previous definition.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU's core objective is for an entity to recognize revenue based on the consideration it expects to receive in exchange for goods or services. Additionally, this ASU requires entities to use a single model in accounting for revenues derived from contracts with customers. ASU No. 2014-09 replaces prior guidance regarding the recognition of revenue from sales of real estate except for revenue from sales that are part of a sale-leaseback transaction. The provisions of ASU No. 2014-09 are effective for us on January 1, 2017 with a tentative deferral until January 1, 2018, and are required to be applied either on a retrospective or a modified retrospective approach. We are currently assessing the impact, if any, that the adoption of this ASU will have on our consolidated financial statements.

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
In January 2015, the FASB issued ASU No. 2015-01, "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This ASU eliminates the concept of extraordinary items from GAAP. The provisions of ASU No. 2015-01 are effective for us as of January 1, 2016, and early adoption is permitted. We adopted this ASU on January 1, 2015, and the adoption of this ASU did not impact our consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis." This ASU amends the consolidation analysis required under GAAP and requires management to reevaluate all previous consolidation conclusions. ASU No. 2015-02 considers limited partnerships as VIEs, unless the limited partners have either substantive kick-out or participating rights. The presumption that a general partner should consolidate a limited partnership has also been eliminated. The ASU amends the effect that fees paid to a decision maker or service provider have on the consolidation analysis, as well as amends how variable interests held by a reporting entity's related parties affect the consolidation conclusion. The ASU also clarifies how to determine whether equity holders as a group have power over an entity. The provisions of ASU No. 2015-02 are effective for us as of January 1, 2016, and early adoption is permitted. We are currently assessing the impact, if any, that the adoption of this ASU will have on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." The ASU requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, and amortization of the debt issuance costs will continue to be reported as interest expense. The provisions of ASU No. 2015-03 are effective for us as of January 1, 2016, and are required to be applied retrospectively. Early adoption of ASU No. 2015-03 is permitted. We do not expect the adoption of this update to have any impact on our consolidated statements of operations or cash flows; however, the presentation requirements under this ASU will impact certain line items of our consolidated balance sheet. As of March 31, 2015 and December 31, 2014, the impact would include a decrease to both Unamortized Debt and Lease Costs, net and Debt, net of $11.0 million and $10.5 million, respectively.
Note 3. Property
Our property consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Land	$878,994	$821,614
Land held for development	103,163	103,349
Land under development	23,137	24,297
Buildings and improvements	3,089,778	3,061,616
Construction in-progress	68,459	65,218
Total	$4,163,531	$4,076,094
During the three months ended March 31, 2015, we sold three centers and other property. Aggregate gross sales proceeds from these transactions approximated $34.6 million and generated gains of approximately $22.5 million. Also, during the three months ended March 31, 2015, we acquired two centers with a gross purchase price of approximately $92.1 million and invested $7.5 million in new development projects.
At March 31, 2015 , one center, totaling $5.0 million before accumulated depreciation, was classified as held for sale. At December 31, 2014, one center, totaling $9.4 million before accumulated depreciation, was classified as held for sale. Neither of these properties qualified to be reported as discontinued operations and each has been sold subsequent to the applicable reporting period.

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

	March 31, 2015	December 31, 2014
Combined Condensed Balance Sheets
ASSETS
Property	$1,331,214	$1,331,445
Accumulated depreciation	(286,376)	(279,067)
Property, net	1,044,838	1,052,378
Other assets, net	127,130	126,890
Total Assets	$1,171,968	$1,179,268
LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable)	$376,927	$380,816
Amounts payable to Weingarten Realty Investors and Affiliates	12,871	13,749
Other liabilities, net	26,119	26,226
Total Liabilities	415,917	420,791
Equity	756,051	758,477
Total Liabilities and Equity	$1,171,968	$1,179,268

	Three Months Ended March 31,
	2015	2014
Combined Condensed Statements of Operations
Revenues, net	$37,118	$37,768
Expenses:
Depreciation and amortization	9,380	9,917
Interest, net	4,417	5,912
Operating	6,465	6,816
Real estate taxes, net	4,532	4,880
General and administrative	202	106
Provision for income taxes	68	67
Total	25,064	27,698
Operating income	$12,054	$10,070
Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $5.1 million and $5.2 million at March 31, 2015 and December 31, 2014, respectively, are generally amortized over the useful lives of the related assets.

Fees earned by us for the management of these real estate joint ventures and partnerships totaled $1.2 million for both the three months ended March 31, 2015 and 2014.
During the first three months of 2015, we sold one center held in a 50% owned unconsolidated real estate joint venture for approximately $1.1 million, of which our share of the gain totaled $0.6 million. Also, associated with this transaction, we realized a gain of $0.9 million on our investment.
During 2014, we had a partial disposition of a 50% interest at an unconsolidated real estate joint venture for approximately $5.1 million, resulting in a gain on our investment of $1.7 million. Also, we sold four centers and other property held in unconsolidated real estate joint ventures, for approximately $19.9 million, of which our share of the gain totaled $4.9 million.
Note 5. Debt
Our debt consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Debt payable, net to 2038 (1)	$1,743,792	$1,656,083
Unsecured notes payable under credit facilities	104,000	189,000
Debt service guaranty liability	72,105	72,105
Obligations under capital leases	21,000	21,000
Total	$1,940,897	$1,938,188
_______________

(1)	At March 31, 2015, interest rates ranged from 2.6% to 8.6% at a weighted average rate of 4.5%. At December 31, 2014, interest rates ranged from 3.4% to 8.6% at a weighted average rate of 4.9%.
The allocation of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	March 31, 2015	December 31, 2014
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$1,740,075	$1,651,959
Variable-rate debt	200,822	286,229
Total	$1,940,897	$1,938,188
As to collateralization:
Unsecured debt	$1,368,350	$1,343,217
Secured debt	572,547	594,971
Total	$1,940,897	$1,938,188
We maintain a $500 million unsecured revolving credit facility, which was last amended on April 18, 2013. This facility expires in April 2017, provides for two consecutive six-month extensions upon our request and borrowing rates that float at a margin over LIBOR plus a facility fee. At March 31, 2015, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 115 and 20 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million.
Effective March 2015, we entered into an agreement with a bank for a short-term unsecured facility totaling $20 million that we maintain for cash management purposes, which matures in March 2016. The facility provides for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin and facility fee of 125 and 10 basis points, respectively.

Effective May 2010, we entered into an agreement with a bank for an unsecured and uncommitted overnight facility totaling $99 million that we maintain for cash management purposes. The facility provided for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin based on market liquidity. As of January 2, 2015, this facility was canceled.
The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	March 31, 2015	December 31, 2014
Unsecured revolving credit facility:
Balance outstanding	$104,000	$189,000
Available balance	391,777	306,777
Letters of credit outstanding under facility	4,223	4,223
Variable interest rate (excluding facility fee)	1.0%	0.8%
Unsecured short-term facility:
Balance outstanding	$—
Variable interest rate (excluding facility fee)	—%
Both facilities:
Maximum balance outstanding during the period	$243,000	$270,000
Weighted average balance	167,500	151,036
Year-to-date weighted average interest rate (excluding facility fee)	0.9%	0.8%
Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of both March 31, 2015 and December 31, 2014, we had $72.1 million outstanding for the debt service guaranty liability.
During March 2015, we entered into a $200 million unsecured term loan. We used the proceeds to pay down amounts outstanding under our $500 million unsecured revolving credit facility. The loan matures in March 2020, and we have the option to repay the loan without penalty at any time. Borrowing rates under the agreement float at a margin over LIBOR and are priced off a grid that is tied to our senior unsecured credit ratings, which is currently 115 basis points, but have been swapped to a fixed rate of 2.6%. Additionally, the loan contains an accordion feature which allows us to increase the loan amount up to an additional $100 million.
During the first three months of 2015, $90 million of fixed-rate medium term notes matured, were repaid with a weighted average interest rate of 5.4% and was funded through our unsecured revolving credit facility. Additionally, we amended an existing $66 million secured note by extending the maturity to 2025 and by reducing the interest rate from 7.4% to 3.5%. In connection with this transaction, we have recorded $6.1 million of debt extinguishment costs that have been classified as net interest expense in our Consolidated Statements of Operations.
During 2014, $315 million of fixed-rate medium term notes matured and were repaid at a weighted average interest rate of 5.2%, and we redeemed all $100 million of our 8.1% senior unsecured notes. The majority of the 8.1% senior unsecured notes were redeemed at a purchase price of 100% of the principal amount, plus accrued and unpaid interest through the redemption date. In conjunction with the redemption in the third quarter of 2014, we wrote off $1.2 million of debt costs.
Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At March 31, 2015 and December 31, 2014, the carrying value of such assets aggregated $0.9 billion and $1.0 billion, respectively.

Scheduled principal payments on our debt (excluding $104.0 million due under our credit facilities, $21.0 million of certain capital leases, $3.9 million fair value of interest rate contracts, $(3.0) million net premium/(discount) on debt, $4.2 million of non-cash debt-related items, and $72.1 million debt service guaranty liability) are due during the following years (in thousands):

2015 remaining	$114,054
2016	169,043
2017	141,225
2018	61,567
2019	55,236
2020	236,725
2021	3,687
2022	306,266
2023	303,430
2024	253,589
Thereafter	93,864
Total	$1,738,686
Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of March 31, 2015.
Note 6. Derivatives and Hedging
The fair value of all our interest rate contracts is reported as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
March 31, 2015	Other Assets, net	$3,944	Other Liabilities, net	$1,459
December 31, 2014	Other Assets, net	3,891	Other Liabilities, net	109
The gross presentation, the effects of offsetting under master netting agreements and the net presentation of our interest rate contracts is as follows (in thousands):

				Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2015
Assets	$3,944	$—	$3,944	$(694)	$—	$3,250
Liabilities	1,459	—	1,459	(694)	—	765

December 31, 2014
Assets	3,891	—	3,891	—	—	3,891
Liabilities	109	—	109	—	—	109

Cash Flow Hedges
As of March 31, 2015, we had four interest rate contracts, maturing through March 2020, with an aggregate notional amount of $205.2 million that were designated as cash flow hedges and fix interest rates ranging from 1.5% to 2.4%. As of December 31, 2014, we had one interest rate contract, maturing in December 2015, with an aggregate notional amount of $5.2 million that was designated as a cash flow hedge and fixed the interest rate at 2.4%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
As of March 31, 2015 and December 31, 2014, the net gain balance in accumulated other comprehensive loss relating to cash flow interest rate contracts was $2.5 million and $3.4 million, respectively, and will be reclassified to net interest expense as interest payments are made on our fixed-rate debt. Within the next 12 months, a loss of approximately $2.8 million in accumulated other comprehensive loss is expected to be amortized to net interest expense related to settled interest rate contracts.
A summary of cash flow interest rate contract hedging activity is as follows (in thousands):

Derivatives Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended March 31, 2015	$1,350	Interest expense, net	$(388)	Interest expense, net	$—
Three Months Ended March 31, 2014	(37)	Interest expense, net	(473)	Interest expense, net	—
Fair Value Hedges
As of March 31, 2015 and December 31, 2014, we had two interest rate contracts, maturing through October 2017, with an aggregate notional amount of $64.9 million and $65.3 million, respectively, that were designated as fair value hedges and convert fixed interest payments at rates of 7.5% to variable interest payments ranging from 4.25% to 4.28% and 4.23% to 4.26%, respectively. We have determined that our fair value hedges are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in interest rates.
A summary of the impact on net income for our interest rate contracts is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Net Settlements and Accruals on Contracts (1)	Amount of Gain (Loss) Recognized in Income (2)
Three Months Ended March 31, 2015
Interest expense, net	$53	$(53)	$525	$525
Three Months Ended March 31, 2014
Interest expense, net	(409)	409	616	616
_______________

(1)	Amounts in this caption include gain (loss) recognized in income on derivatives and net cash settlements.

(2)	No ineffectiveness was recognized during the respective periods.
Note 7. Common Shares of Beneficial Interest
In February 2015, we established an at-the-market ("ATM") equity offering program. This program authorizes us to sell up to $200 million of common shares of beneficial interest ("common shares"), in amounts and at times as we determine, at prices determined by the market at the time of sale. Actual sales may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds for general trust purposes, which may include reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness, repurchasing outstanding debt or equity securities. As of March 31, 2015, $170.6 million of common shares remained available for sale under this ATM equity program.

The following shares were sold under the ATM equity program (in thousands, except share data):

Three Months Ended March 31, 2015
Shares sold	809,100
Weighted average price per share	$36.29
Gross proceeds	$29,360
Subsequent to March 31, 2015, an additional 319,600 common shares were sold with gross proceeds totaling $11.4 million.
Note 8. Noncontrolling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income adjusted for noncontrolling interests	$47,647	$63,303
Transfers from the noncontrolling interests:
Increase in equity for operating partnership units	111	—
Net increase in equity for the acquisition of noncontrolling interests	—	10,932
Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$47,758	$74,235
Note 9. Supplemental Cash Flow Information
Non-cash investing and financing activities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Accrued property construction costs	$6,159	$5,751
Increase in equity for the acquisition of noncontrolling interests in consolidated real estate joint ventures	—	10,932
Exchange of interests in real estate joint ventures and partnerships for common shares	111	—
Sale of property and property interest:
Decrease in property, net	—	(126,438)
Decrease in real estate joint ventures and partnerships - investments	—	(17)
Decrease in other, net		(34)
Decrease in debt, net due to debt assumption	—	(11,069)
Decrease in security deposits	—	(459)
Decrease in noncontrolling interests	—	(155,258)

Note 10. Earnings Per Share
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

	Three Months Ended March 31,
	2015	2014
Numerator:
Continuing Operations:
Income from continuing operations	$26,700	$23,127
Gain on sale of property	22,522	163
Net income attributable to noncontrolling interests	(1,575)	(1,557)
Dividends on preferred shares	(2,710)	(2,710)
Income from continuing operations attributable to common shareholders – basic	44,937	19,023
Income attributable to operating partnership units	481	—
Income from continuing operations attributable to common shareholders – diluted	$45,418	$19,023
Discontinued Operations:
Income from discontinued operations	$—	$41,491
Net loss attributable to noncontrolling interests	—	79
Income from discontinued operations attributable to common shareholders – basic and diluted	$—	$41,570
Net Income:
Net income attributable to common shareholders – basic	$44,937	$60,593
Net income attributable to common shareholders – diluted	$45,418	$60,593
Denominator:
Weighted average shares outstanding – basic	122,126	121,401
Effect of dilutive securities:
Share options and awards	1,430	1,244
Operating partnership units	1,487	—
Weighted average shares outstanding – diluted	125,043	122,645
Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Share options (1)	897	1,924
Operating partnership units	—	1,500
Total anti-dilutive securities	897	3,424
_______________

(1)	Exclusion results as exercise prices were greater than the average market price for each respective period.

Note 11. Share Options and Awards
During 2015, we granted restricted share awards incorporating both service-based and market-based measures to promote share ownership among the participants and to emphasize the importance of total shareholder return ("TSR"). The terms of each grant vary depending upon the participant's responsibilities and position within the Company. We categorize these share awards as either service-based share awards or market-based share awards. All awards were valued at the fair market value on the date of grant and earn dividends throughout the vesting period. Compensation expense is measured at the grant date and recognized over the vesting period. Generally, unvested restricted share awards are forfeited upon the termination of the participant’s employment with us.
The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Three Months Ended March 31, 2015
	Minimum	Maximum
Dividend yield	0.0%	3.6%
Expected volatility (1)	12.6%	18.0%
Expected life (in years)	N/A	3
Risk-free interest rate	0.1%	1.1%
_______________
(1)    Includes the volatility of the FTSE NAREIT U.S. Shopping Center index and Weingarten Realty Investors.
A summary of the status of unvested restricted share awards for the three months ended March 31, 2015 is as follows:

	Unvested Restricted Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2015	693,805	$28.76
Granted:
Service-based awards	99,250	36.59
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	42,687	37.26
Market-based awards relative to three-year absolute TSR	42,687	27.84
Vested	(254,159)	25.86
Forfeited	(54)	30.11
Outstanding, March 31, 2015	624,216	$31.70
As of March 31, 2015 and December 31, 2014, there was approximately $3.8 million and $2.7 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 1.4 years and 0.9 years, respectively.

Note 12. Employee Benefit Plans
Defined Benefit Plans
We sponsor a noncontributory qualified retirement plan. The components of net periodic benefit cost for this plan are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Service cost	$322	$252
Interest cost	476	450
Expected return on plan assets	(772)	(740)
Recognized loss	360	96
Total	$386	$58
Subsequent to March 31, 2015 and 2014, we contributed $1.5 million and $2.1 million, respectively, to the qualified retirement plan. Currently, we do not anticipate making any additional contributions to this plan during 2015.
Defined Contribution Plans
Compensation expense related to our defined contribution plans was $1.3 million and $.9 million for the three months ended March 31, 2015 and 2014, respectively.
Note 13. Related Parties
Through our management activities and transactions with our real estate joint ventures and partnerships, we had net accounts receivable of $1.3 million and $1.5 million outstanding as of March 31, 2015 and December 31, 2014, respectively. We also had accounts payable and accrued expenses of $5.5 million and $6.0 million outstanding as of March 31, 2015 and December 31, 2014, respectively. For both the three months ended March 31, 2015 and 2014, we recorded joint venture fee income of $1.2 million.
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
Note 14. Commitments and Contingencies
Commitments and Contingencies
As of March 31, 2015 and December 31, 2014, we participated in three real estate ventures structured as DownREIT partnerships that have properties in Arkansas, California, North Carolina and Texas. As a general partner, we have operating and financial control over these ventures and consolidate them in our consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us in exchange for our common shares or an equivalent amount in cash. We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. During the three months ended March 31, 2015, common shares valued at $0.1 million were issued in exchange for certain of these interests. No common shares were issued in exchange for any of these interests during the three months ended March 31, 2014. The aggregate redemption value of these interests was approximately $53 million and $52 million as of March 31, 2015 and December 31, 2014, respectively.
As of March 31, 2015, we have entered into commitments aggregating $65.1 million comprised principally of construction contracts which are generally due in 12 to 36 months.
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
Note 15. Variable Interest Entities
Consolidated VIEs
At March 31, 2015 and December 31, 2014, one of our real estate joint ventures, whose activities primarily consisted of owning and operating 15 neighborhood/community shopping centers located in Texas, was determined to be VIE. Based on a financing agreement that is guaranteed solely by us, we have determined that we are the primary beneficiary and have consolidated this joint venture.
A summary of our consolidated VIE is as follows (in thousands):

	March 31, 2015	December 31, 2014
Maximum Risk of Loss (1)	$37,178	$37,178
Assets Held by VIEs	61,230	63,984
Assets Held as Collateral for Debt	59,259	61,850
_______________

(1)	The maximum risk of loss has been determined to be limited to our debt exposure for each real estate joint venture.
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

Unconsolidated VIEs
At March 31, 2015 and December 31, 2014, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the success of the entity. A summary of our unconsolidated VIE is as follows (in thousands):

	March 31, 2015	December 31, 2014
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$11,570	$11,464
Maximum Risk of Loss (2)	10,992	10,992
_______________

(1)	The carrying amount of the investment represents our contributions to the real estate joint venture, net of any distributions made and our portion of the equity in earnings of the joint venture.

(2)	The maximum risk of loss has been determined to be limited to our debt exposure for the real estate joint venture.
We and our partners are subject to the provisions of the joint venture agreements that specify conditions, including operating shortfalls and unplanned capital expenditures, under which additional contributions may be required.
Note 16. Fair Value Measurements
Recurring Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2015
Assets:
Investments, mutual funds held in a grantor trust	$20,595			$20,595
Investments, mutual funds	7,317			7,317
Derivative instruments:
Interest rate contracts		$3,944		3,944
Total	$27,912	$3,944	$—	$31,856
Liabilities:
Derivative instruments:
Interest rate contracts		$1,459		$1,459
Deferred compensation plan obligations	$20,595			20,595
Total	$20,595	$1,459	$—	$22,054

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2014
Assets:
Investments, mutual funds held in a grantor trust	$19,864			$19,864
Investments, mutual funds	7,446			7,446
Derivative instruments:
Interest rate contracts		$3,891		3,891
Total	$27,310	$3,891	$—	$31,201
Liabilities:
Derivative instruments:
Interest rate contracts		$109		$109
Deferred compensation plan obligations	$19,864			19,864
Total	$19,864	$109	$—	$19,973
Fair Value Disclosures
Unless otherwise described below, short-term financial instruments and receivables are carried at amounts which approximate their fair values based on their highly-liquid nature, short-term maturities and/or expected interest rates for similar instruments.
Schedule of our fair value disclosures is as follows (in thousands):

	March 31, 2015			December 31, 2014
	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)
Tax increment revenue bonds (1)	$25,377		$25,377	$25,392		$25,392
Investments, held to maturity (2)	2,500	$2,501		2,750	$2,742
Debt:
Fixed-rate debt	1,740,075		1,809,751	1,651,959		1,719,775
Variable-rate debt	200,822		207,191	286,229		292,972
_______________

(1)	At March 31, 2015 and December 31, 2014, the credit loss balance on our tax increment revenue bonds was $31.0 million.

(2)	Investments held to maturity are recorded at cost and have a gross unrealized gain of $1 thousand as of March 31, 2015 and an $8 thousand gross unrealized loss as of December 31, 2014.

The quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements as of March 31, 2015 and December 31, 2014 reported in the above tables, is as follows:

Description	Fair Value at			Unobservable Inputs	Range
	March 31, 2015	December 31, 2014			Minimum		Maximum
	(in thousands)		Valuation Technique		2015	2014	2015	2014
Tax increment revenue bonds	$25,377	25,392	Discounted cash flows	Discount rate			7.5%	7.5%
				Expected future growth rate	1.0%	1.0%	5.0%	2.0%
				Expected future inflation rate	1.0%	1.0%	2.0%	2.0%
Fixed-rate debt	1,809,751	1,719,775	Discounted cash flows	Discount rate	1.9%	1.3%	5.1%	5.1%
Variable-rate debt	207,191	292,972	Discounted cash flows	Discount rate	1.2%	1.2%	2.9%	2.9%
Note 17. Subsequent Events
In April 2015, we called our remaining outstanding 6.5% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest with an aggregate redemption value of $150 million, which will settle on May 8, 2015 and will be funded through existing resources and may include any or a combination of cash on hand, including proceeds from our ATM program, and borrowings under our revolving credit facilities. Upon the redemption of these shares, we expect the related original issuance costs of approximately $9.8 million to be reported as a deduction in arriving at net income attributable to common shareholders.
Subsequent to March 31, 2015, we acquired one center in Florida with a gross purchase price of $53.5 million and sold two centers and other property with aggregate gross sales proceeds totaling $9.3 million, which were owned by us either directly or through our interest in real estate joint ventures or partnerships. We anticipate that minimal impairment losses will be realized associated with these dispositions, and we have not completed the accounting for the recent acquisition, but anticipate that the purchase price will primarily be allocated to building, land and other identifiable intangible assets and liabilities.
Also, subsequent to March 31, 2015, we entered into two forward-starting contracts with an aggregate notional amount of $215 million hedging future fixed-rate debt issuances. These contracts are effective in May 2015, mature in May 2025 and fix the 10-year swap rates at 2.0% per annum.
*****

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. As described in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) disruptions in financial markets, (ii) general economic and local real estate conditions, (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iv) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates, (vii) the availability of suitable acquisition opportunities, (viii) the ability to dispose of properties, (ix) changes in expected development activity, (x) increases in operating costs, (xi) tax matters, including failure to qualify as a real estate investment trust, and (xii) investments through real estate joint ventures and partnerships, which involve risks not present in investments in which we are the sole investor. Accordingly, there is no assurance that our expectations will be realized. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
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
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 45.3 million square feet of gross leasable area, that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 3.6% of base minimum rental revenues during 2015.
At March 31, 2015, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 232 developed income-producing properties and three properties under development, which are located in 20 states spanning the country from coast to coast.
We also owned interests in 34 parcels of land held for development that totaled approximately 25.3 million square feet at March 31, 2015.
We had approximately 5,800 leases with 3,900 different tenants at March 31, 2015. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including real estate taxes, and additional rent payments based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.

Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers in certain markets of the United States. Our strategic initiatives include: (1) raising net asset value and cash flow through quality acquisitions, redevelopments and new developments, (2) maintaining a strong, flexible consolidated balance sheet and a well-managed debt maturity schedule and (3) growing net operating income from our existing portfolio by increasing occupancy and rental rates. We believe these initiatives will keep our portfolio of properties among the strongest in our sector.
We recycle non-core operating centers that no longer meet our ownership criteria and that will provide capital for growth opportunities. During the first three months of 2015, we successfully disposed of real estate assets with our share of aggregate gross sales proceeds totaling $35.6 million, which were owned by us either directly or through our interest in real estate joint ventures or partnerships. We expect to complete dispositions in the range of $125 million to $175 million in 2015, but we can give no assurances that this will actually occur. We have approximately $67.9 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close. Subsequent to March 31, 2015, we sold two centers and other property with aggregate gross sales proceeds totaling $9.3 million, which were owned by us either directly or through our interest in real estate joint ventures or partnerships.
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
We continue to actively seek acquisition opportunities to grow our operations. Despite substantial competition for quality opportunities, we will continue to identify select acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. During the first three months of 2015, we acquired two centers with a total gross purchase price of $92.1 million. For 2015, we expect to invest in acquisitions in the range of $200 million to $250 million, but we can give no assurances that this will actually occur. Subsequent to March 31, 2015, we acquired one center with a gross purchase price of $53.5 million.
We continue to focus on identifying new development projects as another source of growth. Although we have only seen a few viable projects, a lack of supply in new retail space, combined with an increase in supermarket sales, has driven an increase in new development activity and retailer interest, which we believe is a positive trend. During the first three months of 2015, we have invested $6.7 million in four on-going new development projects. For 2015, we expect to invest in new developments in the range of $50 million to $100 million, but we can give no assurances that this will actually occur.
In addition, we continue to look for internal growth opportunities. Currently, we have 10 redevelopment projects in which we plan to invest approximately $59.4 million over the next 24 months. Additionally, during the first three months of 2015, we completed four redevelopment projects, which has added approximately 48,600 incremental square feet to the total portfolio, with an incremental investment totaling $8.8 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to range between 10% to 15%.
We strive to maintain a strong, conservative capital structure which should provide ready access to a variety of attractive long and short-term capital sources. We carefully balance lower cost short-term financing with long-term liabilities associated with acquired or developed long-term assets. In March 2015, we entered into a $200 million unsecured term loan with floating borrowing rates at a margin above LIBOR, but have been swapped to a fixed rate of 2.6%. The borrowing margin is priced off a grid in accordance with our senior unsecured credit ratings. The term loan matures on March 2, 2020, and we have the option to repay the loan without penalty at any time. Additionally, this loan contains an accordion feature which allows us to increase the loan amount up to an additional $100 million. We used the proceeds from the loan to repay amounts outstanding under our unsecured revolving credit facility. Additionally, we extended the maturity of an existing $66 million secured note to 2025 and reduced the interest rate associated with this note from 7.4% to 3.5% with approximately $6.1 million of debt extinguishment costs being realized. These transactions have decreased our interest costs by replacing high-cost debt with considerably lower rate debt.
Also during February 2015, we entered into an ATM equity offering program. This program authorizes us to sell up to $200 million of common shares, in amounts and at times as we determine, at prices determined by the market at the time of sale. We intend to use the net proceeds for general trust purposes, which may include reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness or repurchasing outstanding debt or equity securities.

Subsequent to March 31, 2015, we called our remaining outstanding 6.5% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest with an aggregate redemption value of $150 million, which will settle on May 8, 2015 and will be funded through existing resources and may include any or a combination of cash on hand, including proceeds from our ATM program, and borrowings under our revolving credit facilities. Upon the redemption of these shares, we expect the related original issuance costs of approximately $9.8 million to be reported as a deduction in arriving at net income attributable to common shareholders. Also, we entered into two forward-starting contracts with an aggregate notional amount of $215 million hedging future fixed-rate debt issuances. These contracts are effective in May 2015, mature in May 2025 and fix the 10-year swap rates at 2.0% per annum.
We believe that these transactions should continue to strengthen our consolidated balance sheet and further enhance our access to various sources of capital, while reducing our cost of capital. While the availability of capital has improved over the past few years, there can be no assurance that favorable pricing and availability will not deteriorate in the future.
Operational Metrics
In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. As a result of our strong leasing activity, low tenant fallout and lack of quality retail space in the market, the operating metrics of our portfolio strengthened in 2015 as we focused on increasing occupancy and same property net operating income ("SPNOI" and see Non-GAAP Financial Measures for additional information). Our portfolio delivered solid operating results with:

•	improved occupancy to 95.5% for the three months ended March 31, 2015 over the same period of 2014 of 94.5%;

•	an increase of 4.2% in SPNOI for the three months ended March 31, 2015 over the same period of 2014; and

•	rental rate increases of 9.2% for new leases and 8.9% for renewals were realized during the three months ended March 31, 2015.
Below are performance metrics associated with our signed occupancy, SPNOI growth and leasing activity on a pro rata basis:

	March 31,
	2015	2014
Anchor (space of 10,000 square feet or greater)	98.7%	98.3%
Non-Anchor	90.3%	88.3%
Total Occupancy	95.5%	94.5%

Three Months Ended March 31, 2015
SPNOI Growth (1)	4.2%
_______________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to operating income within this section of Item 2.

	Number of Leases	Square Feet ('000's)	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Leasing Activity:
Three Months Ended March 31, 2015
New leases (1)	49	142	$18.84	$17.26	$24.69	9.2%
Renewals	167	1,064	13.50	12.40	—	8.9%
Not comparable spaces	55	182
Total	271	1,388	$14.13	$12.97	$2.91	8.9%
_______________

(1)	Average external lease commissions per square foot for the three months ended March 31, 2015 were $4.90.
While we will continue to monitor the economy and the effects on our tenants, over the long-term, we believe the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio will allow us to further increase occupancy levels slightly; however, occupancy may oscillate over the next several quarters as we continue to maximize our long-term portfolio value by repositioning some of our anchor space. A reduction in quality retail space available contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases. Leasing volume is anticipated to decline as we have less vacant space available for leasing. Our expectation is that SPNOI will average between 2.5% to 3.5% for 2015.
New Development
At March 31, 2015, we had four projects under development. We have funded $89.5 million through March 31, 2015 on these projects, and we estimate our aggregate net investment upon completion to be $155.9 million. Overall, the average projected stabilized return on investment for these properties is expected to be approximately 7.8% upon completion.
We had approximately $103.2 million in land held for development at March 31, 2015. While we are experiencing a greater interest from retailers and other market participants in our land held for development, opportunities for economically viable developments remain scarce. We intend to continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains challenging.
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

A disclosure of our critical accounting policies which affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2014 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to our critical accounting policies during 2015. See the Newly Issued Accounting Pronouncements section below for the impact of accounting pronouncements that have been issued, but not yet adopted.
Results of Operations
Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014
The following table is a summary of certain items in income from continuing operations from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the first quarter of 2015 as compared to the same period in 2014:

	Three Months Ended March 31,
	2015	2014	Change	% Change
Revenues	$125,599	$127,592	$(1,993)	(1.6)%
Depreciation and amortization	36,151	40,624	(4,473)	(11.0)
Operating expenses	22,585	24,615	(2,030)	(8.2)
General and administrative expenses	7,372	5,913	1,459	24.7
Interest expense, net	26,458	24,580	1,878	7.6
Interest and other income, net	2,722	1,994	728	36.5
Gain on sale and acquisition of real estate joint venture and partnerships interests	861	—	861	—
Equity in earnings of real estate joint ventures and partnerships, net	5,372	4,402	970	22.0
Revenues
The decrease in revenues of $2.0 million is primarily attributable to our dispositions in 2015 and 2014 that totaled $10.1 million, which is offset by an increase in our acquisitions and new development completions totaling $2.6 million, as well as increases in occupancy and rental rates.
Depreciation and Amortization
The decrease of $4.5 million is primarily attributable to the acceleration of depreciation totaling $3.6 million in the first quarter of 2014 for a redevelopment project.
Operating Expenses
The decrease of $2.0 million is primarily attributable to our dispositions in 2014 and 2015.
General and Administrative Expenses
The increase of $1.5 million is primarily attributable to an increase in share-based compensation and a reduction in the capitalization allocation of overhead primarily associated with our leasing department.

Interest Expense, net
Net interest expense decreased $1.9 million or 7.6%. The components of net interest expense were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Gross interest expense	$20,632	$24,933
Extinguishment of debt	6,100	—
Amortization of debt deferred costs, net	745	705
Over-market mortgage adjustment	(188)	(398)
Capitalized interest	(831)	(660)
Total	$26,458	$24,580
Gross interest expense totaled $20.6 million during the first quarter of 2015, down $4.3 million or 17.3% from the first quarter of 2014. The decrease in gross interest expense is primarily attributable to a reduction in both the weighted average debt outstanding and interest rates as a result of the repayment of notes through the unsecured revolving credit facility, dispositions proceeds and proceeds from an ATM equity offering program. In the first quarter of 2015, the weighted average debt outstanding was $1.9 billion at a weighted average interest rate of 4.4% as compared to $2.1 billion outstanding at a weighted average interest rate of 4.7% in the same period of 2014. The extinguishment of debt totaling $6.1 million is associated with the refinancing of a $66 million secured note.
Interest and Other Income, net
The increase of $.7 million is primarily attributable a $.5 million increase in the fair value of assets held in a grantor trust related to our deferred compensation plan and a $1.7 million litigation settlement received in 2015, which is offset by a $1.5 million repayment of a note receivable in the prior period.
Gain on Sale and Acquisition of Real Estate Joint Ventures and Partnerships Interests
The increase of $.9 million is attributable to our return of equity associated with an unconsolidated joint venture's disposition of its real estate property in the first quarter of 2015.
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
The increase of $1.0 million is primarily attributable to our share of a gain in the first quarter of 2015 associated with the disposition of a single property.
Capital Resources and Liquidity
Our primary operating liquidity needs are paying our share dividends, maintaining and operating our existing properties, paying our debt service costs, excluding debt maturities, and funding capital expenditures. Under our 2015 business plan, cash flows from operating activities are expected to meet these planned capital needs.
The primary sources of capital for funding any debt maturities, acquisitions and new development are our excess cash flow generated by our operating properties; credit facilities; proceeds from both secured and unsecured debt issuances; proceeds from common and preferred equity issuances; and cash generated from the sale of property and the formation of joint ventures. Amounts outstanding under the unsecured revolving credit facility are retired as needed with proceeds from the issuance of long-term debt, common and preferred equity, cash generated from the disposition of properties and cash flow generated by our operating properties.
As of March 31, 2015, we had an available borrowing capacity of $391.8 million under our unsecured revolving credit facility, and our remaining debt maturities for 2015 total $114.1 million. We repaid $90 million of medium term notes during the first three months of 2015, which was funded through our unsecured revolving credit facility.
In March 2015, we entered into a $200 million unsecured term loan with floating borrowing rates at a margin above LIBOR, but have been swapped to a fixed rate of 2.6%. The borrowing margin is priced off a grid in accordance with our senior unsecured credit ratings. The term loan matures on March 2, 2020, and we have the option to repay the loan without penalty at any time. Additionally, this loan contains an accordion feature which allows us to increase the loan amount up to an additional $100 million. We used the proceeds from the loan to repay amounts outstanding under our unsecured revolving credit facility.

Also during February 2015, we entered into an ATM equity offering program. This program authorizes us to sell up to $200 million of common shares, in amounts and at times as we determine, at prices determined by the market at the time of sale. We intend to use the net proceeds for general trust purposes, which may include reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness or repurchasing outstanding debt or equity securities. As of March 31, 2015, we received gross proceeds of $29.4 million for common shares sold under this ATM equity program.
Subsequent to March 31, 2015, we called our remaining outstanding 6.5% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest with an aggregate redemption value of $150 million, which will settle on May 8, 2015 and will be funded through existing resources and may include any or a combination of cash on hand, including proceeds from our ATM program, and borrowings under our revolving credit facilities. Also, an additional 319,600 common shares were sold under the ATM equity program with gross proceeds totaling $11.4 million.
We believe net proceeds from these transactions and planned capital recycling, combined with our available capacity under the credit facilities, will provide adequate liquidity to fund our capital needs, including acquisitions and new development activities. In the event our capital recycling program does not progress as expected, we believe other debt and equity alternatives are available to us. Although external market conditions are not within our control, we do not currently foresee any reason that would prevent us from entering the capital markets if needed.
During the first three months of 2015, aggregate gross sales proceeds from our dispositions totaled $35.6 million. Operating cash flows from dispositions are included in net cash from operating activities in our Consolidated Statements of Cash Flows, while proceeds from dispositions are included as investing activities.
We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. Off-balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $376.9 million, of which our pro rata ownership is $154.4 million, at March 31, 2015. Scheduled principal mortgage payments on this debt, excluding non-cash related items totaling $1.1 million, at 100% are as follows (in millions):

2015 remaining	$73.7
2016	110.9
2017	56.8
2018	6.3
2019	6.6
Thereafter	121.5
Total	$375.8
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
Investing Activities
Acquisitions
During 2015, we acquired two centers with a total gross purchase price of $92.1 million.
Dispositions
During 2015, we sold four centers and other property, including real estate assets through our interest in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions totaled $35.6 million and generated our share of the gains of approximately $23.9 million.
New Development
At March 31, 2015, we had four projects under development with a total square footage of approximately .7 million, of which we have funded $89.5 million through March 31, 2015 on these projects. Upon completion, we expect our aggregate net investment in these properties to be $155.9 million.

Our new development projects are financed generally under our unsecured revolving credit facility, as it is our general practice not to use third party construction financing. Management monitors amounts outstanding under our unsecured revolving credit facility and periodically pays down such balances using cash generated from operations, from debt issuances, from common and preferred share issuances and from the disposition of properties.
Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Acquisitions	$91,487	$—
Tenant Improvements	5,930	5,853
New Development	7,454	3,592
Capital Improvements	1,206	1,576
Other (includes certain redevelopment costs)	2,811	4,225
Total	$108,888	$15,246
The increase in capital expenditures is attributable primarily to the 2015 acquisition activity.
For 2015, we anticipate our acquisitions to total between $200 million and $250 million. We anticipate our 2015 tenant improvement expenditures to be consistent with 2014. Our new development investment for 2015 is estimated to be approximately $50 million to $100 million. For 2015, capital improvement spending is expected to be consistent with 2014 expenditures. No assurances can be provided that our planned capital activities will occur. Further, we have entered into commitments aggregating $65.1 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our unsecured revolving credit facility.
Capital expenditures for additions described above relate to cash flows from investing activities as follows(in thousands):

	Three Months Ended March 31,
	2015	2014
Acquisition of real estate and land	$91,487	$—
Development and capital improvements	17,401	14,494
Real estate joint ventures and partnerships - Investments	—	752
Total	$108,888	$15,246
Capitalized soft costs, including payroll and other general and administrative costs, interest and real estate taxes, totaled $2.5 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively.
Financing Activities
Debt
Total debt outstanding was $1.9 billion at March 31, 2015 and included $1.7 billion which bears interest at fixed rates and $200.8 million, including the effect of $64.9 million of interest rate contracts, which bears interest at variable rates. Additionally, of our total debt, $572.5 million was secured by operating properties while the remaining $1.4 billion was unsecured.
At March 31, 2015, we have a $500 million unsecured revolving credit facility which expires in April 2017 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At March 31, 2015, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 115 and 20 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million. As of April 30, 2015, we had $120.0 million outstanding, and the available balance was $375.8 million, net of $4.2 million in outstanding letters of credit.

Effective March 2015, we entered into an agreement with a bank for an unsecured short-term facility totaling $20 million that we maintain for cash management purposes which matures in March 2016. The facility provides for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin and facility fee of 125 and 10 basis points, respectively. As of April 30, 2015, we had no amounts outstanding.
For the three months ended March 31, 2015, the maximum balance and weighted average balance outstanding under both facilities combined were $243.0 million and $167.5 million, respectively, at a weighted average interest rate of .9%.
In March 2015, we entered into a $200 million unsecured term loan with floating borrowing rates at a margin above LIBOR, but have been swapped to a fixed rate of 2.6%. The borrowing margin is priced off a grid in accordance with our senior unsecured credit ratings. The term loan matures on March 2, 2020, and we have the option to repay the loan without penalty at any time. Additionally, this loan contains an accordion feature which allows us to increase the loan amount up to an additional $100 million. We used the proceeds from the loan to repay amounts outstanding under our unsecured revolving credit facility.
During the first three months of 2015, we repaid $90 million of medium term notes, which was funded through our unsecured revolving credit facility. Additionally, we amended an existing $66 million secured note by extending the maturity to 2025 and by reducing the interest rate from 7.4% to 3.5%. In connection with this transaction, we have recorded $6.1 million of debt extinguishment costs.
Our five most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of March 31, 2015.
Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at March 31, 2015:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	41.4%
Secured Debt to Asset Ratio	Less than 40.0%	12.2%
Annual Service Charge Ratio	Greater than 1.5	3.9
Unencumbered Asset Test	Greater than 150%	254.8%
At March 31, 2015, we had two interest rate contracts, maturing through October 2017, with an aggregate notional amount of $64.9 million that were designated as fair value hedges and convert fixed interest payments at rates of 7.5% to variable interest payments ranging from 4.25% to 4.28%.
At March 31, 2015, we had four interest rate contracts with an aggregate notional amount of $205.2 million that were designated as cash flow hedges. These contracts mature through March 2020 and fix interest rates ranging from 1.5% to 2.4%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
Subsequent to March 31, 2015, we entered into two forward-starting contracts with an aggregate notional amount of $215 million hedging future fixed-rate debt issuances. These contracts are effective in May 2015, mature in May 2025 and fix the 10-year swap rates at 2.0% per annum.
We could be exposed to losses in the event of nonperformance by the counter-parties related to our interest rate contracts; however, management believes such nonperformance is unlikely.
Equity
In February 2015, our Board of Trust Managers approved an increase in our 2015 first quarter dividend on our common shares from $.325 to $.345 per share. Common and preferred dividends paid totaled $44.9 million during the first three months of 2015. Our dividend payout ratio (as calculated as dividends paid on common shares divided by funds from operations (“FFO”) - basic) for the three months ended March 31, 2015 approximated 71.0%. FFO - basic for the three months ended March 31, 2015 included the following transactions; the extinguishment of debt costs, a litigation settlement gain, net of taxes and other non-cash items.

Also during February 2015, we entered into an ATM equity offering program. This program authorizes us to sell up to $200 million of common shares, in amounts and at times as we determine, at prices determined by the market at the time of sale. We intend to use the net proceeds for general trust purposes, which may include reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness or repurchasing outstanding debt or equity securities. As of the date of this filing, $159.2 million of common shares remained available for sale under this ATM equity program.
Subsequent to March 31, 2015, we called our remaining outstanding 6.5% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest with an aggregate redemption value of $150 million, which will settle on May 8, 2015 and will be funded through existing resources and may include any or a combination of cash on hand, including proceeds from our ATM program, and borrowings under our revolving credit facilities. Upon the redemption of these shares, we expect the related original issuance costs of approximately $9.8 million to be reported as a deduction in arriving at net income attributable to common shareholders.
We have an effective universal shelf registration statement which expires in September 2017. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.
Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $65.1 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of March 31, 2015 (in thousands):

	Remaining
	2015	2016	2017	2018	2019	Thereafter	Total
Mortgages and Notes Payable (1)
Unsecured Debt	$42,246	$120,444	$65,584	$153,082	$39,134	$1,204,823	$1,625,313
Secured Debt	135,764	117,807	135,252	62,371	63,776	156,810	671,780
Lease Payments	2,314	3,032	2,857	2,824	2,721	117,734	131,482
Other Obligations (2)	32,523	58,159	50	—	—	—	90,732
Total Contractual Obligations	$212,847	$299,442	$203,743	$218,277	$105,631	$1,479,367	$2,519,307

_______________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at March 31, 2015, excluding the effect of interest rate swaps. Also, excludes a $72.1 million debt service guaranty liability.

(2)
Other obligations include income and real estate tax payments, commitments associated with our secured debt and other employee payments. Included in 2015 is the estimated contribution to our retirement plan, which meets or exceeds the minimum statutory funding requirements. See Note 12 for additional information. Included in 2016 is a purchase obligation of $23.8 million. See Note 14 for additional information.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Sheridan Redevelopment Agency ("Agency") issued Series A bonds used for an urban renewal project, of which $72.1 million remain outstanding at March 31, 2015. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our consolidated financial statements as of March 31, 2015.
Off-Balance Sheet Arrangements
As of March 31, 2015, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $4.2 million were outstanding under the unsecured revolving credit facility at March 31, 2015.

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
As of March 31, 2015, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the profitability of the entity. Our maximum risk of loss associated with this VIE was limited to $11.0 million at March 31, 2015.
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

FFO is calculated as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income attributable to common shareholders	$44,937	$60,593
Depreciation and amortization	35,263	39,720
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	3,510	3,700
Gain on sale of property and interests in real estate equity investments	(23,333)	(41,371)
Gain on dispositions of unconsolidated real estate joint ventures and partnerships	(562)	(9)
Funds from operations – basic	59,815	62,633
Income attributable to operating partnership units	481	456
Funds from operations – diluted	$60,296	$63,089

Weighted average shares outstanding – basic	122,126	121,401
Effect of dilutive securities:
Share options and awards	1,430	1,244
Operating partnership units	1,487	1,500
Weighted average shares outstanding – diluted	125,043	124,145

Funds from operations per share – basic	$0.49	$0.52

Funds from operations per share – diluted	$0.48	$0.51
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

Three Months Ended March 31, 2015
Beginning of the period	218
Properties added:
Acquisitions	4
New Developments	1
Redevelopments	1
Properties removed:
Dispositions	(4)
Redevelopments	(4)
End of the period	216
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

	Three Months Ended March 31,
	2015	2014
Operating Income	$44,864	$41,791
Less:
Revenue adjustments (1)	3,352	1,444
Add:
Property management fees	936	928
Depreciation and amortization	36,151	40,624
General and administrative	7,372	5,913
Acquisition costs	204	17
Other (2)	50	499
Net Operating Income	86,225	88,328
Less: NOI related to consolidated entities not defined as same property and noncontrolling interests	(6,923)	(12,141)
Add: Pro rata share of unconsolidated entities defined as same property	9,598	9,127
Same Property Net Operating Income	$88,900	$85,314
_______________

(1)	Revenue adjustments consist primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.

(2)	Other includes items such as environmental abatement costs and demolition expenses.

Newly Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU's core objective is for an entity to recognize revenue based on the consideration it expects to receive in exchange for goods or services. Additionally, this ASU requires entities to use a single model in accounting for revenues derived from contracts with customers. ASU No. 2014-09 replaces prior guidance regarding the recognition of revenue from sales of real estate except for revenue from sales that are part of a sale-leaseback transaction. The provisions of ASU No. 2014-09 are effective for us on January 1, 2017 with a tentative deferral until January 1, 2018, and are required to be applied either on a retrospective or a modified retrospective approach. We are currently assessing the impact, if any, that the adoption of this ASU will have on our consolidated financial statements.
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
In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis." This ASU amends the consolidation analysis required under GAAP and requires management to reevaluate all previous consolidation conclusions. ASU No. 2015-02 considers limited partnerships as VIEs, unless the limited partners have either substantive kick-out or participating rights. The presumption that a general partner should consolidate a limited partnership has also been eliminated. The ASU amends the effect that fees paid to a decision maker or service provider have on the consolidation analysis, as well as amends how variable interests held by a reporting entity's related parties affect the consolidation conclusion. The ASU also clarifies how to determine whether equity holders as a group have power over an entity. The provisions of ASU No. 2015-02 are effective for us as of January 1, 2016, and early adoption is permitted. We are currently assessing the impact, if any, that the adoption of this ASU will have on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." The ASU requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, and amortization of the debt issuance costs will continue to be reported as interest expense. The provisions of ASU No. 2015-03 are effective for us as of January 1, 2016, and are required to be applied retrospectively. Early adoption of ASU No. 2015-03 is permitted. We do not expect the adoption of this update to have any impact on our consolidated statements of operations or cash flows; however, the presentation requirements under this ASU will impact certain line items of our consolidated balance sheet. As of March 31, 2015 and December 31, 2014, the impact would include a decrease to both Unamortized Debt and Lease Costs, net and Debt, net of $11.0 million and $10.5 million, respectively.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At March 31, 2015, we had fixed-rate debt of $1.7 billion and variable-rate debt of $200.8 million, after adjusting for the net effect of $64.9 million notional amount of interest rate contracts. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $2.0 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $3.5 million and $102.1 million, respectively.
ITEM 4.    Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2015. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.

There has been no change to our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II-OTHER INFORMATION
ITEM 1.     Legal Proceedings
We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict the amounts involved, our management and counsel believe that when such litigation is resolved, our resulting liability, if any, will not have a material effect on our consolidated financial statements.
ITEM 1A.  Risk Factors
We have no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Repurchases of our common shares for the quarter ended March 31, 2015 are as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
January 1, 2015 to January 31, 2015	7,380	$38.00
February 1, 2015 to February 28, 2015	41,530	35.97
March 1, 2015 to March 31, 2015	4,261	35.96
_______________

(1)
Common shares surrendered or deemed surrendered to us to satisfy such employees' tax withholding obligations in connection with the vesting and/or exercise of awards under our equity-based compensation plans.

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
Joe D. Shafer
Senior Vice President/Chief Accounting Officer
(Principal Accounting Officer)
DATE: May 4, 2015

EXHIBIT INDEX

(a)		Exhibits:

10.1	—
Term Loan Agreement dated March 2, 2015 among Weingarten Realty Investors, the Lenders Party Hereto and Regions Bank, as Administrative Agent, Region Capital Markets, a division of Regions Bank and U.S. Bank National Association, as Joint Lead Arrangers and Joint Bookrunners, and U.S. Bank National Association, as Syndication Agent (filed as Exhibit 10.1 to WRI’s Form 8-K on March 3, 2015 and incorporated herein by reference).

10.2*	—
Sixth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2015.

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