Form 10-Q
period 2015-09-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2015-11-02
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES☐ NO☒
As of October 29, 2015, there were 123,943,858 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rentals, net	$128,254	$127,974	$375,222	$380,398
Other	2,533	2,547	7,968	7,906
Total	130,787	130,521	383,190	388,304
Expenses:
Depreciation and amortization	36,327	36,694	108,929	113,948
Operating	24,291	23,454	69,076	71,989
Real estate taxes, net	15,770	15,412	45,895	46,419
Impairment loss	—	—	153	—
General and administrative	6,188	6,146	20,021	17,879
Total	82,576	81,706	244,074	250,235
Operating Income	48,211	48,815	139,116	138,069
Interest Expense, net	(20,607)	(24,373)	(67,357)	(73,263)
Interest and Other (Expense) Income, net	(888)	96	2,252	2,893
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests	—	—	879	1,718
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	5,096	7,881	13,680	16,331
Benefit (Provision) for Income Taxes	144	284	(291)	1,885
Income from Continuing Operations	31,956	32,703	88,279	87,633
Operating Income from Discontinued Operations	—	—	—	342
Gain on Sale of Property from Discontinued Operations	—	—	—	44,582
Income from Discontinued Operations	—	—	—	44,924
Gain on Sale of Property	13,232	69,496	43,917	71,407
Net Income	45,188	102,199	132,196	203,964
Less: Net Income Attributable to Noncontrolling Interests	(1,787)	(1,870)	(5,119)	(4,936)
Net Income Adjusted for Noncontrolling Interests	43,401	100,329	127,077	199,028
Dividends on Preferred Shares	—	(2,710)	(3,830)	(8,130)
Redemption Costs of Preferred Shares	—	—	(9,687)	—
Net Income Attributable to Common Shareholders	$43,401	$97,619	$113,560	$190,898
Earnings Per Common Share - Basic:
Income from continuing operations attributable to common shareholders	$0.35	$0.80	$0.92	$1.20
Income from discontinued operations	—	—	—	0.37
Net income attributable to common shareholders	$0.35	$0.80	$0.92	$1.57
Earnings Per Common Share - Diluted:
Income from continuing operations attributable to common shareholders	$0.35	$0.79	$0.91	$1.19
Income from discontinued operations	—	—	—	0.36
Net income attributable to common shareholders	$0.35	$0.79	$0.91	$1.55
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income	$45,188	$102,199	$132,196	$203,964
Other Comprehensive (Loss) Income:
Net unrealized (loss) gain on investments, net of taxes	(396)	(49)	(320)	203
Realized gain on investments	—	—	—	(38)
Realized gain on derivatives	—	—	5,007	—
Net unrealized (loss) gain on derivatives	(3,423)	83	(3,042)	135
Amortization of (gain) loss on derivatives	(28)	404	681	1,280
Retirement liability adjustment	361	96	1,081	244
Total	(3,486)	534	3,407	1,824
Comprehensive Income	41,702	102,733	135,603	205,788
Comprehensive Income Attributable to Noncontrolling Interests	(1,787)	(1,870)	(5,119)	(4,936)
Comprehensive Income Adjusted for Noncontrolling Interests	$39,915	$100,863	$130,484	$200,852
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Property	$4,277,134	$4,076,094
Accumulated Depreciation	(1,088,821)	(1,028,619)
Property Held for Sale, net	2,497	3,670
Property, net *	3,190,810	3,051,145
Investment in Real Estate Joint Ventures and Partnerships, net	267,999	257,156
Total	3,458,809	3,308,301
Unamortized Debt and Lease Costs, net	151,476	141,122
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $5,910 in 2015 and $7,680 in 2014) *	82,686	77,781
Cash and Cash Equivalents *	12,267	23,189
Restricted Deposits and Mortgage Escrows	10,252	79,998
Other, net	179,847	183,703
Total Assets	$3,895,337	$3,814,094
LIABILITIES AND EQUITY
Debt, net *	$2,114,145	$1,938,188
Accounts Payable and Accrued Expenses	112,532	112,479
Other, net	131,296	124,484
Total Liabilities	2,357,973	2,175,151
Commitments and Contingencies	—	—
Equity:
Shareholders’ Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 140 shares issued; no shares outstanding in 2015 and 60 shares outstanding in 2014; liquidation preference $150,000 in 2014	—	2
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 123,941 in 2015 and 122,489 in 2014	3,744	3,700
Additional Paid-In Capital	1,615,308	1,706,880
Net Income Less Than Accumulated Dividends	(227,393)	(212,960)
Accumulated Other Comprehensive Loss	(9,029)	(12,436)
Total Shareholders’ Equity	1,382,630	1,485,186
Noncontrolling Interests	154,734	153,757
Total Equity	1,537,364	1,638,943
Total Liabilities and Equity	$3,895,337	$3,814,094
* Consolidated variable interest entities' assets held as collateral and debt included in the above balances (see Note 16):
Property, net	$46,681	$47,085
Accrued Rent and Accounts Receivable, net	3,085	2,576
Cash and Cash Equivalents	5,860	12,189
Debt, net	48,220	97,362
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net Income	$132,196	$203,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,929	114,208
Amortization of debt deferred costs and intangibles, net	1,974	2,952
Impairment loss	153	—
Equity in earnings of real estate joint ventures and partnerships, net	(13,680)	(16,331)
Gain on sale and acquisition of real estate joint venture and partnership interests	(879)	(1,718)
Gain on sale of property	(43,917)	(115,989)
Distributions of income from real estate joint ventures and partnerships, net	2,834	2,736
Changes in accrued rent and accounts receivable, net	(7,746)	(3,070)
Changes in unamortized debt and lease costs and other assets, net	(11,794)	(15,952)
Changes in accounts payable, accrued expenses and other liabilities, net	6,946	3,656
Other, net	10,717	3,712
Net cash provided by operating activities	185,733	178,168
Cash Flows from Investing Activities:
Acquisition of real estate and land	(187,069)	—
Development and capital improvements	(59,791)	(77,178)
Proceeds from sale of property and real estate equity investments, net	74,487	169,530
Change in restricted deposits and mortgage escrows	69,396	(31,531)
Notes receivable from real estate joint ventures and partnerships and other receivables - Collections	—	10,316
Real estate joint ventures and partnerships - Investments	(30,053)	(5,185)
Real estate joint ventures and partnerships - Distribution of capital	28,003	18,578
Purchase of investments	—	(3,000)
Proceeds from investments	1,000	51,288
Other, net	(325)	(11,899)
Net cash (used in) provided by investing activities	(104,352)	120,919
Cash Flows from Financing Activities:
Proceeds from issuance of debt	448,083	4,500
Principal payments of debt	(223,930)	(468,011)
Changes in unsecured credit facilities	(67,500)	216,000
Proceeds from issuance of common shares of beneficial interest, net	42,420	1,838
Redemption of preferred shares of beneficial interest	(150,000)	—
Common and preferred dividends paid	(131,866)	(126,477)
Debt issuance and extinguishment costs paid	(9,779)	(400)
Distributions to noncontrolling interests	(4,541)	(5,939)
Contributions from noncontrolling interests	1,318	980
Other, net	3,492	(179)
Net cash used in financing activities	(92,303)	(377,688)
Net decrease in cash and cash equivalents	(10,922)	(78,601)
Cash and cash equivalents at January 1	23,189	91,576
Cash and cash equivalents at September 30	$12,267	$12,975
Interest paid during the period (net of amount capitalized of $2,517 and $2,232, respectively)	$59,333	$75,117
Income taxes paid during the period	$1,534	$1,705
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2014	$2	$3,683	$1,679,229	$(300,537)	$(4,202)	$309,803	$1,687,978
Net income				199,028		4,936	203,964
Shares issued under benefit plans		10	9,677				9,687
Dividends paid – common shares (1)				(119,163)			(119,163)
Dividends paid – preferred shares (2)				(7,314)			(7,314)
Distributions to noncontrolling interests						(5,939)	(5,939)
Contributions from noncontrolling interests						980	980
Acquisition of noncontrolling interests			11,015			(11,015)	—
Disposition of noncontrolling interests						(144,263)	(144,263)
Other comprehensive income					1,824		1,824
Other, net			499	(816)		(189)	(506)
Balance, September 30, 2014	$2	$3,693	$1,700,420	$(228,802)	$(2,378)	$154,313	$1,627,248
Balance, January 1, 2015	$2	$3,700	$1,706,880	$(212,960)	$(12,436)	$153,757	$1,638,943
Net income				127,077		5,119	132,196
Redemption of preferred shares	(2)		(140,311)	(9,687)			(150,000)
Issuance of common shares, net		34	40,297				40,331
Shares issued under benefit plans, net		10	8,052				8,062
Shares issued in exchange for noncontrolling interests			111			(111)	—
Dividends paid – common shares (1)				(127,993)			(127,993)
Dividends paid – preferred shares (2)				(3,873)			(3,873)
Distributions to noncontrolling interests						(4,541)	(4,541)
Contributions from noncontrolling interests						1,318	1,318
Other comprehensive income					3,407		3,407
Other, net			279	43		(808)	(486)
Balance, September 30, 2015	$—	$3,744	$1,615,308	$(227,393)	$(9,029)	$154,734	$1,537,364
_______________

(1)	Common dividend per share was $1.04 and $.98 for the nine months ended September 30, 2015 and 2014, respectively.

(2)	Series F preferred dividend per share was $64.55 and $121.88 for the nine months ended September 30, 2015 and 2014, respectively.
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
We operate a portfolio of neighborhood and community shopping centers, totaling approximately 45.9 million square feet of gross leaseable area, that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 3.3% of base minimum rental revenue during the first nine months of 2015. Total revenues less operating expenses and real estate taxes from continuing operations ("net operating income from continuing operations") generated by our centers located in Houston and its surrounding areas was 18.2% of total net operating income from continuing operations for the nine months ended September 30, 2015, and an additional 10.1% of net operating income from continuing operations was generated during this period from centers that are located in other parts of Texas.
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
Our restricted deposits and mortgage escrows consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Restricted cash (1)	$8,404	$77,739
Mortgage escrows	1,848	2,259
Total	$10,252	$79,998
_______________

(1)
The decrease between the periods presented is primarily attributable to the use of funds from a qualified escrow account of $77.4 million, offset by $5.9 million of funds placed in a qualified escrow account for the purpose of completing like-kind exchange transactions.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

	Gain on Investments		Gain on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2014	$(656)		$(3,416)		$16,508		$12,436
Change excluding amounts reclassified from accumulated other comprehensive loss	320		(1,965)				(1,645)
Amounts reclassified from accumulated other comprehensive loss			(681)	(2)	(1,081)	(3)	(1,762)
Net other comprehensive loss (income)	320		(2,646)		(1,081)		(3,407)
Balance, September 30, 2015	$(336)		$(6,062)		$15,427		$9,029
	Gain on Investments		Gain on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2013	$(340)		$(1,233)		$5,775		$4,202
Change excluding amounts reclassified from accumulated other comprehensive loss	(203)		(135)				(338)
Amounts reclassified from accumulated other comprehensive loss	38	(1)	(1,280)	(2)	(244)	(3)	(1,486)
Net other comprehensive income	(165)		(1,415)		(244)		(1,824)
Balance, September 30, 2014	$(505)		$(2,648)		$5,531		$2,378
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
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU's core objective is for an entity to recognize revenue based on the consideration it expects to receive in exchange for goods or services. Additionally, this ASU requires entities to use a single model in accounting for revenues derived from contracts with customers. ASU No. 2014-09 replaces prior guidance regarding the recognition of revenue from sales of real estate, except for revenue from sales that are part of a sale-leaseback transaction. The provisions of ASU No. 2014-09, as amended, are effective for us on January 1, 2018, and are required to be applied either on a retrospective or a modified retrospective approach. We are currently assessing the impact, if any, that the adoption of this ASU will have on our consolidated financial statements.

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
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." The ASU requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, and amortization of the debt issuance costs will continue to be reported as interest expense. The provisions of ASU No. 2015-03 are effective for us as of January 1, 2016, and are required to be applied retrospectively. Early adoption of ASU No. 2015-03 is permitted. We do not expect the adoption of this update to have any impact on our consolidated statements of operations or cash flows, except that the presentation requirements under this ASU will impact certain line items of our consolidated balance sheet. As of September 30, 2015 and December 31, 2014, the impact would be an estimated decrease to Unamortized Debt and Lease Costs, net and Debt, net of $10.5 million and $8.2 million, respectively.
In August 2015, the FASB issued ASU No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." The ASU clarifies the SEC staff's position on presenting and measuring debt issuance costs associated with the a line-of credit arrangement. The SEC staff announced that they would "not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement." The provisions of ASU No. 2015-15 are effective for us immediately. The adoption of this ASU did not impact our consolidated financial statements.
In September 2015, FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." This ASU will allow measurement-period adjustments associated with business combinations recorded in the reporting period in which the adjustment amounts are determined, rather than retrospectively, as if the accounting for the business combination had been completed as of the acquisition date. The provisions of ASU No. 2015-16 are effective for us as of January 1, 2016, and early adoption is permitted. We do not expect the adoption of this ASU to have a material impact to our consolidated financial statements.
Note 3. Property
Our property consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Land	$913,304	$821,614
Land held for development	100,099	103,349
Land under development	20,356	24,297
Buildings and improvements	3,171,840	3,061,616
Construction in-progress	71,535	65,218
Total	$4,277,134	$4,076,094
During the nine months ended September 30, 2015, we sold eight centers and other property. Aggregate gross sales proceeds from these transactions approximated $79.1 million and generated gains of approximately $43.9 million.

Also, during the nine months ended September 30, 2015, we acquired five centers and other property with an aggregate gross purchase price of approximately $208.0 million and invested $22.0 million in new development projects.
At September 30, 2015, one center, totaling $6.3 million before accumulated depreciation, was classified as held for sale. At December 31, 2014, one center, totaling $9.4 million before accumulated depreciation, was classified as held for sale. Neither of these centers qualified to be reported as discontinued operations and each was sold subsequent to the applicable reporting period.
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

	September 30, 2015	December 31, 2014
Combined Condensed Balance Sheets
ASSETS
Property	$1,307,278	$1,331,445
Accumulated depreciation	(289,393)	(279,067)
Property, net	1,017,885	1,052,378
Other assets, net	127,795	126,890
Total Assets	$1,145,680	$1,179,268
LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable)	$359,770	$380,816
Amounts payable to Weingarten Realty Investors and Affiliates	12,615	13,749
Other liabilities, net	33,040	26,226
Total Liabilities	405,425	420,791
Equity	740,255	758,477
Total Liabilities and Equity	$1,145,680	$1,179,268

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Combined Condensed Statements of Operations
Revenues, net	$37,549	$41,561	$111,254	$116,430
Expenses:
Depreciation and amortization	9,369	9,823	27,952	30,836
Interest, net	4,199	5,932	12,851	17,692
Operating	6,338	6,939	19,574	20,073
Real estate taxes, net	4,678	4,378	13,935	13,824
General and administrative	124	191	659	721
Provision for income taxes	34	60	145	343
Impairment loss	—	—	7,487	—
Total	24,742	27,323	82,603	83,489
Operating income	$12,807	$14,238	$28,651	$32,941
Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $5.0 million and $5.2 million at September 30, 2015 and December 31, 2014, respectively, are generally amortized over the useful lives of the related assets.
Our real estate joint ventures and partnerships have determined from time to time that the carrying amount of certain properties was not recoverable and that the properties should be written down to fair value. For the nine months ended September 30, 2015, our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $7.5 million on various centers that have been marketed and sold during the period. There was no impairment charge for both the three months ended September 30, 2015 and 2014 and for the nine months ended September 30, 2014.
Fees earned by us for the management of these real estate joint ventures and partnerships totaled $1.1 million for both the three months ended September 30, 2015 and 2014, and $3.4 million and $3.5 million for the nine months ended September 30, 2015 and 2014, respectively.
During the first nine months of 2015, we sold one center held in a 50% owned unconsolidated real estate joint venture for approximately $1.1 million, of which our share of the gain totaled $0.6 million. Also, associated with this transaction, a gain of $0.9 million on our investment of this real estate joint venture was realized. Additionally, we sold two centers and other property held in a 20% owned unconsolidated joint venture for approximately $12.8 million, and a 51% owned unconsolidated real estate joint venture acquired real estate assets of approximately $54.1 million.
During 2014, we had a partial disposition of a 50% interest at an unconsolidated real estate joint venture for approximately $5.1 million, resulting in a gain on our investment of $1.7 million. Also, we sold four centers and other property held in unconsolidated real estate joint ventures, for approximately $19.9 million, of which our share of the gain totaled $4.9 million.

Note 5. Debt
Our debt consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Debt payable, net to 2038 (1)	$1,899,540	$1,656,083
Unsecured notes payable under credit facilities	121,500	189,000
Debt service guaranty liability	72,105	72,105
Obligations under capital leases	21,000	21,000
Total	$2,114,145	$1,938,188
_______________

(1)	At September 30, 2015, interest rates ranged from 1.7% to 8.6% at a weighted average rate of 4.3%. At December 31, 2014, interest rates ranged from 3.4% to 8.6% at a weighted average rate of 4.8%.
The allocation of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	September 30, 2015	December 31, 2014
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$1,897,338	$1,651,959
Variable-rate debt	216,807	286,229
Total	$2,114,145	$1,938,188
As to collateralization:
Unsecured debt	$1,633,595	$1,343,217
Secured debt	480,550	594,971
Total	$2,114,145	$1,938,188
We maintain a $500 million unsecured revolving credit facility, which was last amended on April 18, 2013. This facility expires in April 2017, provides for two consecutive six-month extensions upon our request and borrowing rates that float at a margin over LIBOR plus a facility fee. At September 30, 2015, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 115 and 20 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million.
Effective March 2015, we entered into an agreement with a bank for a short-term, unsecured facility totaling $20 million that we maintain for cash management purposes, which matures in March 2016. The facility provides for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin and facility fee of 125 and 10 basis points, respectively.
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

The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	September 30, 2015	December 31, 2014
Unsecured revolving credit facility:
Balance outstanding	$107,000	$189,000
Available balance	387,996	306,777
Letters of credit outstanding under facility	5,004	4,223
Variable interest rate (excluding facility fee)	1.0%	0.8%
Unsecured short-term facility:
Balance outstanding	$14,500
Variable interest rate (excluding facility fee)	1.5%
Both facilities:
Maximum balance outstanding during the period	$244,500	$270,000
Weighted average balance	100,946	151,036
Year-to-date weighted average interest rate (excluding facility fee)	0.9%	0.8%
Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of both September 30, 2015 and December 31, 2014, we had $72.1 million outstanding for the debt service guaranty liability.
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
During the first nine months of 2015, we repaid $90 million of fixed-rate medium term notes with a weighted average interest rate of 5.4%, which matured during this period, through our unsecured revolving credit facility. Additionally, we amended an existing $66 million secured note to extend the maturity to 2025 and reduce the interest rate from 7.4% to 3.5% per annum. In connection with this transaction, we have recorded $6.1 million of debt extinguishment costs that have been classified as net interest expense in our Condensed Consolidated Statements of Operations.
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
Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At September 30, 2015 and December 31, 2014, the carrying value of such assets aggregated $0.8 billion and $1.0 billion, respectively.

Scheduled principal payments on our debt (excluding $121.5 million due under our credit facilities, $21.0 million of certain capital leases, $3.4 million fair value of interest rate contracts, $(4.7) million net premium/(discount) on debt, $3.7 million of non-cash debt-related items, and $72.1 million debt service guaranty liability) are due during the following years (in thousands):

2015 remaining	$2,761
2016	169,653
2017	141,850
2018	62,214
2019	55,906
2020	237,425
2021	4,406
2022	307,011
2023	304,202
2024	254,394
Thereafter	357,285
Total	$1,897,107
Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of September 30, 2015.
Note 6. Derivatives and Hedging
The fair value of all our interest rate contracts is reported as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
September 30, 2015	Other Assets, net	$3,385	Other Liabilities, net	$3,151
December 31, 2014	Other Assets, net	3,891	Other Liabilities, net	109
The gross presentation, the effects of offsetting under master netting agreements and the net presentation of our interest rate contracts is as follows (in thousands):

				Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2015
Assets	$3,385	$—	$3,385	$(1,545)	$—	$1,840
Liabilities	3,151	—	3,151	(1,545)	—	1,606

December 31, 2014
Assets	3,891	—	3,891	—	—	3,891
Liabilities	109	—	109	—	—	109

Cash Flow Hedges
As of September 30, 2015, we had four interest rate contracts, maturing through March 2020, with an aggregate notional amount of $205.2 million that were designated as cash flow hedges and fix interest rates ranging from 1.5% to 2.4%. As of December 31, 2014, we had one interest rate contract, maturing in December 2015, with an aggregate notional amount of $5.2 million that was designated as a cash flow hedge and fixed the interest rate at 2.4%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
During May 2015, we entered into and settled two forward-starting contracts with an aggregate notional amount of $215 million hedging future fixed-rate debt issuances, which fixed the 10-year swap rates at 2.0% per annum. Upon settlement of these contracts, we received $5.0 million resulting in a gain in accumulated other comprehensive loss.
As of September 30, 2015 and December 31, 2014, the net gain balance in accumulated other comprehensive loss relating to cash flow interest rate contracts was $6.1 million and $3.4 million, respectively, and will be reclassified to net interest expense as interest payments are made on our fixed-rate debt. Within the next 12 months, a loss of approximately $1.4 million in accumulated other comprehensive loss is expected to be amortized to net interest expense related to our interest rate contracts.
A summary of cash flow interest rate contract hedging activity is as follows (in thousands):

Derivatives Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended September 30, 2015	$3,423	Interest expense, net	$28	Interest expense, net	$—
Nine Months Ended September 30, 2015	(1,965)	Interest expense, net	(681)	Interest expense, net	—
Three Months Ended September 30, 2014	(83)	Interest expense, net	(404)	Interest expense, net	—
Nine Months Ended September 30, 2014	(135)	Interest expense, net	(1,280)	Interest expense, net	—
Fair Value Hedges
As of September 30, 2015 and December 31, 2014, we had two interest rate contracts, maturing through October 2017, with an aggregate notional amount of $64.1 million and $65.3 million, respectively, that were designated as fair value hedges and convert fixed interest payments at rates of 7.5% to variable interest payments ranging from 4.29% to 4.31% and 4.23% to 4.26%, respectively. We have determined that our fair value hedges are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in interest rates.

A summary of the impact on net income for our interest rate contracts is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Net Settlements and Accruals on Contracts (1)	Amount of Gain (Loss) Recognized in Income (2)
Three Months Ended September 30, 2015
Interest expense, net	$(116)	$116	$236	$236
Nine Months Ended September 30, 2015
Interest expense, net	(506)	506	1,274	1,274
Three Months Ended September 30, 2014
Interest expense, net	(723)	723	518	518
Nine Months Ended September 30, 2014
Interest expense, net	(1,241)	1,241	1,664	1,664
_______________

(1)	Amounts in this caption include gain (loss) recognized in income on derivatives and net cash settlements.

(2)	No ineffectiveness was recognized during the respective periods.
Note 7. Common Shares of Beneficial Interest
In February 2015, we established an at-the-market ("ATM") equity offering program. This program authorizes us to sell up to $200 million of common shares of beneficial interest ("common shares"), in amounts and at times as we determine, at prices determined by the market at the time of sale. Actual sales may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from future sales for general trust purposes, which may include reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness or repurchasing outstanding debt. As of September 30, 2015, $159.2 million of common shares remained available for sale under this ATM equity offering program.
The following shares were sold under the ATM equity offering program (in thousands, except per share amounts):

Nine Months Ended September 30, 2015
Shares sold (1)	1,129
Weighted average price per share	$36.18
Gross proceeds	$40,836
____________

(1)	No common shares were sold during the three months ended September 30, 2015.
Subsequent to September 30, 2015, our Board of Trust Managers approved a $200 million share repurchase plan. Under this plan, we may repurchase shares from time-to-time in open-market or in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase plan may be suspended or discontinued at any time, and we have no obligations to repurchase any amount of our common shares under the plan. As of the date of this filing, we have not repurchased any shares under this plan.
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

Note 9. Noncontrolling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net income adjusted for noncontrolling interests	$127,077	$199,028
Transfers from the noncontrolling interests:
Increase in equity for operating partnership units	111	—
Net increase in equity for the acquisition of noncontrolling interests	—	11,015
Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$127,188	$210,043
Note 10. Supplemental Cash Flow Information
Non-cash investing and financing activities are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Accrued property construction costs	$6,935	$4,775
Increase in equity for the acquisition of noncontrolling interests in consolidated real estate joint ventures	—	11,015
Exchange of operating partnership units for common shares	111	—
Decrease in notes receivable from real estate joint ventures and partnerships in association with our contribution in an unconsolidated real estate joint venture	—	(6,431)
Property acquisitions and investments in unconsolidated real estate joint ventures:
Increase in debt, net	20,116	—
Sale of property and property interest:
Decrease in property, net	—	(127,837)
Decrease in real estate joint ventures and partnerships - investments	—	(17)
Decrease in other, net	—	(34)
Decrease in debt, net due to debt assumption	—	(11,069)
Decrease in security deposits	—	(459)
Decrease in noncontrolling interests	—	(155,278)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Continuing Operations:
Income from continuing operations	$31,956	$32,703	$88,279	$87,633
Gain on sale of property	13,232	69,496	43,917	71,407
Net income attributable to noncontrolling interests	(1,787)	(1,870)	(5,119)	(4,988)
Dividends on preferred shares	—	(2,710)	(3,830)	(8,130)
Redemption costs of preferred shares	—	—	(9,687)	—
Income from continuing operations attributable to common shareholders – basic	43,401	97,619	113,560	145,922
Income attributable to operating partnership units	472	455	—	1,368
Income from continuing operations attributable to common shareholders – diluted	$43,873	$98,074	$113,560	$147,290
Discontinued Operations:
Income from discontinued operations	$—	$—	$—	$44,924
Net loss attributable to noncontrolling interests	—	—	—	52
Income from discontinued operations attributable to common shareholders – basic and diluted	$—	$—	$—	$44,976
Net Income:
Net income attributable to common shareholders – basic	$43,401	$97,619	$113,560	$190,898
Net income attributable to common shareholders – diluted	$43,873	$98,074	$113,560	$192,266
Denominator:
Weighted average shares outstanding – basic	123,349	121,560	122,929	121,487
Effect of dilutive securities:
Share options and awards	1,222	1,385	1,303	1,316
Operating partnership units	1,462	1,495	—	1,498
Weighted average shares outstanding – diluted	126,033	124,440	124,232	124,301

Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Share options (1)	898	1,210	896	1,916
Operating partnership units	—	—	1,476	—
Total anti-dilutive securities	898	1,210	2,372	1,916
_______________

(1)	Exclusion results as exercise prices were greater than the average market price for each respective period.
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
The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Nine Months Ended September 30, 2015
	Minimum	Maximum
Dividend yield	0.0%	3.6%
Expected volatility (1)	12.6%	18.0%
Expected life (in years)	N/A	3
Risk-free interest rate	0.1%	1.1%
_______________
(1)    Includes the volatility of the FTSE NAREIT U.S. Shopping Center index and Weingarten Realty Investors.
A summary of the status of unvested restricted share awards for the nine months ended September 30, 2015 is as follows:

	Unvested Restricted Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2015	693,805	$28.76
Granted:
Service-based awards	99,350	36.58
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	42,687	37.26
Market-based awards relative to three-year absolute TSR	42,687	27.84
Trust manager awards	32,688	31.23
Vested	(320,653)	26.39
Forfeited	(658)	32.86
Outstanding, September 30, 2015	589,906	$32.05

As of September 30, 2015 and December 31, 2014, there was approximately $2.8 million and $2.7 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 1.1 years and 0.9 years, respectively.
Note 13. Employee Benefit Plans
Defined Benefit Plans
We sponsor a noncontributory qualified retirement plan. The components of net periodic benefit cost for this plan are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$320	$252	$963	$756
Interest cost	476	450	1,428	1,350
Expected return on plan assets	(797)	(740)	(2,366)	(2,220)
Recognized loss	361	96	1,081	288
Total	$360	$58	$1,106	$174
For the nine months ended September 30, 2015 and 2014, we contributed $1.5 million and $2.1 million, respectively, to the qualified retirement plan. Currently, we do not anticipate making any additional contributions to this plan during 2015.
Defined Contribution Plans
Compensation expense related to our defined contribution plans was $.8 million for both the three months ended September 30, 2015 and 2014, and $2.9 million and $2.5 million for the nine months ended September 30, 2015 and 2014, respectively.
Note 14. Related Parties
Through our management activities and transactions with our real estate joint ventures and partnerships, we had net accounts receivable of $1.4 million and $1.5 million outstanding as of September 30, 2015 and December 31, 2014, respectively. We also had accounts payable and accrued expenses of $5.4 million and $6.0 million outstanding as of September 30, 2015 and December 31, 2014, respectively. For both the three months ended September 30, 2015 and 2014, we recorded joint venture fee income of $1.1 million. For the nine months ended September 30, 2015 and 2014, we recorded joint venture fee income of $3.4 million and $3.5 million, respectively.
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

Note 15. Commitments and Contingencies
Commitments and Contingencies
As of September 30, 2015 and December 31, 2014, we participated in two and three, respectively, real estate ventures structured as DownREIT partnerships that have centers in Arkansas, California (2014 only), North Carolina and Texas. As a general partner, we have operating and financial control over these ventures and consolidate them in our consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us in exchange for our common shares or an equivalent amount in cash. We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a center in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. During the nine months ended September 30, 2015, common shares valued at $0.1 million were issued in exchange for certain of these interests. No common shares were issued in exchange for any of these interests during the nine months ended September 30, 2014. The aggregate redemption value of these interests was approximately $48 million and $52 million as of September 30, 2015 and December 31, 2014, respectively.
As of September 30, 2015, we have entered into commitments aggregating $63.5 million comprised principally of construction contracts which are generally due in 12 to 36 months.
As of December 31, 2014, we have executed an agreement to purchase the retail portion of a mixed-use project for approximately $23.8 million at delivery by the developer, which is estimated to occur in the second half of 2016. Including this payment, our expected total investment in the retail portion of the project is approximately $29.2 million.
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
Note 16. Variable Interest Entities
Consolidated VIEs
At September 30, 2015 and December 31, 2014, one of our real estate joint ventures, whose activities primarily consisted of owning and operating 15 neighborhood/community shopping centers located in Texas, was determined to be VIE. Based on a financing agreement that is guaranteed solely by us, we have determined that we are the primary beneficiary and have consolidated this joint venture.

A summary of our consolidated VIE is as follows (in thousands):

	September 30, 2015	December 31, 2014
Maximum Risk of Loss (1)	$37,178	$37,178
Assets Held by VIEs	57,903	63,984
Assets Held as Collateral for Debt	55,626	61,850
_______________

(1)	The maximum risk of loss has been determined to be limited to our debt exposure for the real estate joint venture.
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
Unconsolidated VIEs
At September 30, 2015 and December 31, 2014, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the success of the entity. A summary of our unconsolidated VIE is as follows (in thousands):

	September 30, 2015	December 31, 2014
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$10,464	$11,464
Maximum Risk of Loss (2)	10,992	10,992
_______________

(1)	The carrying amount of the investment represents our contributions to the real estate joint venture, net of any distributions made and our portion of the equity in earnings of the joint venture.

(2)	The maximum risk of loss has been determined to be limited to our debt exposure for the real estate joint venture.
We and our partner are subject to the provisions of the joint venture agreement that specify conditions, including operating shortfalls and unplanned capital expenditures, under which additional contributions may be required.

Note 17. Fair Value Measurements
Recurring Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2015
Assets:
Investments, mutual funds held in a grantor trust	$19,590			$19,590
Investments, mutual funds	6,703			6,703
Derivative instruments:
Interest rate contracts		$3,385		3,385
Total	$26,293	$3,385	$—	$29,678
Liabilities:
Derivative instruments:
Interest rate contracts		$3,151		$3,151
Deferred compensation plan obligations	$19,590			19,590
Total	$19,590	$3,151	$—	$22,741

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2014
Assets:
Investments, mutual funds held in a grantor trust	$19,864			$19,864
Investments, mutual funds	7,446			7,446
Derivative instruments:
Interest rate contracts		$3,891		3,891
Total	$27,310	$3,891	$—	$31,201
Liabilities:
Derivative instruments:
Interest rate contracts		$109		$109
Deferred compensation plan obligations	$19,864			19,864
Total	$19,864	$109	$—	$19,973
Fair Value Disclosures
Unless otherwise described below, short-term financial instruments and receivables are carried at amounts which approximate their fair values based on their highly-liquid nature, short-term maturities and/or expected interest rates for similar instruments.

Schedule of our fair value disclosures is as follows (in thousands):

	September 30, 2015			December 31, 2014
	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)
Tax increment revenue bonds (1)	$25,377		$25,377	$25,392		$25,392
Investments, held to maturity (2)	2,000	$2,003		2,750	$2,742
Debt:
Fixed-rate debt	1,897,338		1,936,881	1,651,959		1,719,775
Variable-rate debt	216,807		221,647	286,229		292,972
_______________

(1)	At September 30, 2015 and December 31, 2014, the credit loss balance on our tax increment revenue bonds was $31.0 million.

(2)	Investments held to maturity are recorded at cost and have a gross unrealized gain of $3 thousand as of September 30, 2015 and an $8 thousand gross unrealized loss as of December 31, 2014.
The quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements as of September 30, 2015 and December 31, 2014 reported in the above tables, is as follows:

Description	Fair Value at			Unobservable Inputs	Range
	September 30, 2015	December 31, 2014			Minimum		Maximum
	(in thousands)		Valuation Technique		2015	2014	2015	2014
Tax increment revenue bonds	$25,377	$25,392	Discounted cash flows	Discount rate			7.5%	7.5%
				Expected future growth rate	1.0%	1.0%	5.0%	2.0%
				Expected future inflation rate	1.0%	1.0%	2.0%	2.0%
Fixed-rate debt	1,936,881	1,719,775	Discounted cash flows	Discount rate	2.1%	1.3%	5.3%	5.1%
Variable-rate debt	221,647	292,972	Discounted cash flows	Discount rate	1.2%	1.2%	2.9%	2.9%
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
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 45.9 million square feet of gross leasable area, that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 3.3% of base minimum rental revenues during the first nine months of 2015.
At September 30, 2015, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 232 properties, which are located in 20 states spanning the country from coast to coast.
We also owned interests in 32 parcels of land held for development that totaled approximately 24.8 million square feet at September 30, 2015.

We had approximately 5,900 leases with 3,900 different tenants at September 30, 2015. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including real estate taxes, and additional rent payments based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.
Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers in certain markets of the United States. Our strategic initiatives include: (1) raising net asset value and cash flow through quality acquisitions, redevelopments and new developments, (2) maintaining a strong, flexible consolidated balance sheet and a well-managed debt maturity schedule and (3) growing net operating income from our existing portfolio by increasing occupancy and rental rates. We believe these initiatives will keep our portfolio of properties among the strongest in our sector. Due to the recent volatility of our share price, very low capitalization rates in the market along with the uncertainty of increasing interest rates, we have developed an interim strategy that focuses on accelerating the recycling of future dispositions; thereby, taking advantage of market conditions, and continuing to be highly selective on acquisitions. In addition, we are implementing a share repurchase plan, which along with our ATM equity offering program, will allow us to quickly act on our changing share price.
We intend to recycle non-core operating centers that no longer meet our ownership criteria and that will provide capital for growth opportunities. During the first nine months of 2015, we successfully disposed of real estate assets, which were owned by us either directly or through our interest in real estate joint ventures or partnerships, with our share of aggregate gross sales proceeds totaling $92.9 million. We expect to complete dispositions in the range of $125 million to $175 million in 2015, but we can give no assurances that this will actually occur. We have approximately $86.8 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close. Subsequent to September 30, 2015, we sold a single center and other property with aggregate gross sales proceeds totaling $14.3 million, which was owned by us either directly or through our interest in real estate joint ventures or partnerships.
With respect to future dispositions, potential buyers requiring financing for such acquisitions may find access to capital an issue, especially if long-term interest rates rise, but conditions are currently very good. We intend to continue to recycle capital according to our business plan, although a number of factors, including weaknesses in the secured lending markets or a downturn in the economy, could adversely impact our ability to execute this plan.
We intend to continue to actively seek acquisition opportunities to grow our operations. Despite substantial competition for quality opportunities, we intend to continue to identify select acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. During the first nine months of 2015, we acquired six centers and other property, which are owned by us either directly or through our interest in real estate joint ventures or partnerships, with a total gross purchase price of $234.2 million. For 2015, we expected to invest in acquisitions in the range of $200 million to $250 million; although we are within the range, we can give no assurances that any additional acquisitions will occur during the rest of the year.
We intend to continue to focus on identifying new development projects as another source of growth. Although we have only seen a few viable projects, a lack of supply in new retail space, combined with an increase in supermarket sales, has driven a slight increase in new development activity and retailer interest, which we believe is a positive trend. During the first nine months of 2015, we have invested $23.2 million in four new development projects.
In addition, we intend to continue to look for internal growth opportunities. Currently, we have eight redevelopment projects in which we plan to invest approximately $54.7 million over the next 24 months. Additionally, during the first nine months of 2015, we completed six redevelopment projects, which has added approximately 140,600 incremental square feet to the total portfolio, with an incremental investment totaling $20.9 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to be over 12%.
For 2015, we expect to invest in new development and redevelopments in the range of $50 million to $100 million, but we can give no assurances that this will actually occur.

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
During February 2015, we entered into an ATM equity offering program. This program authorizes us to sell up to $200 million of common shares, in amounts and at times as we determine, at prices determined by the market at the time of sale. We intend to use the net proceeds from future sales for general trust purposes, which may include reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness or repurchasing outstanding debt. As of September 30, 2015, we sold 1,128,700 shares with gross proceeds totaling $40.8 million. Subsequent to September 30, 2015, our Board of Trust Managers approved a $200 million share repurchase plan. Under this plan, we may repurchase shares from time-to-time in open-market or in privately negotiated purchases in accordance with all applicable securities laws and regulations.
We believe that these transactions should continue to strengthen our consolidated balance sheet and further enhance our access to various sources of capital, while reducing our cost of capital. Due to the variability in the capital markets, there can be no assurance that favorable pricing and availability will not deteriorate in the future.
Operational Metrics
In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. As a result of our strong leasing activity, low tenant fallout and lack of quality retail space in the market, the operating metrics of our portfolio strengthened in 2015 as we focused on increasing occupancy and same property net operating income ("SPNOI" and see Non-GAAP Financial Measures for additional information). Our portfolio delivered solid operating results with:

•	improved occupancy to 95.1% at September 30, 2015 over the same period of 2014 of 94.9%;

•	an increase of 3.7% in SPNOI for the nine months ended September 30, 2015 over the same period of 2014; and

•	rental rate increases of 18.6% for new leases and 9.1% for renewals were realized during the three months ended September 30, 2015.

Below are performance metrics associated with our signed occupancy, SPNOI growth and leasing activity on a pro rata basis:

	September 30,
	2015	2014
Anchor (space of 10,000 square feet or greater)	98.1%	98.5%
Non-Anchor	90.2%	89.1%
Total Occupancy	95.1%	94.9%

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
SPNOI Growth (1)	3.0%	3.7%
_______________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to operating income within this section of Item 2.

	Number of Leases	Square Feet ('000's)	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Leasing Activity:
Three Months Ended September 30, 2015
New leases (1)	73	227	$21.57	$18.19	$25.58	18.6%
Renewals	166	585	18.70	17.14	0.12	9.1%
Not comparable spaces	52	124
Total	291	936	$19.50	$17.43	$7.23	11.9%

Nine Months Ended September 30, 2015
New leases (1)	182	501	$20.54	$17.78	$23.96	15.5%
Renewals	492	2,176	16.02	14.63	0.03	9.5%
Not comparable spaces	149	405
Total	823	3,082	$16.87	$15.22	$4.51	10.8%
_______________

(1)	Average external lease commissions per square foot for the three and nine months ended September 30, 2015 were $6.79 and $6.25.
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
New Development
At September 30, 2015, we had four projects under development. We have funded $106.0 million through September 30, 2015 on these projects, and we estimate our aggregate net investment upon completion to be $159.7 million. Overall, the average projected stabilized return on investment for these properties is expected to be approximately 7.8% upon completion.

We had approximately $100.1 million in land held for development at September 30, 2015 that may either be developed or sold. While we are experiencing a greater interest from retailers and other market participants in our land held for development, opportunities for economically viable developments remain limited. We intend to continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains challenging.
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
Results of Operations
Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014
The following table is a summary of certain items in income from continuing operations from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the third quarter of 2015 as compared to the same period in 2014:

	Three Months Ended September 30,
	2015	2014	Change	% Change
Interest expense, net	$20,607	$24,373	$(3,766)	(15.5)%
Interest and other (expense) income, net	(888)	96	(984)	1,025.0
Equity in earnings of real estate joint ventures and partnerships, net	5,096	7,881	(2,785)	(35.3)

Interest Expense, net
Net interest expense decreased $3.8 million or 15.5%. The components of net interest expense were as follows (in thousands):

	Three Months Ended September 30,
	2015	2014
Gross interest expense	$20,789	$23,296
Extinguishment of debt	—	1,252
Amortization of debt deferred costs, net	894	831
Over-market mortgage adjustment	(232)	(184)
Capitalized interest	(844)	(822)
Total	$20,607	$24,373
Gross interest expense totaled $20.8 million during the third quarter of 2015, down $2.5 million or 10.8% from the same period of 2014. The decrease in gross interest expense is primarily attributable to a reduction in the weighted average interest rates as a result of the issuance of lower-rate unsecured notes, including a term loan, and various maturities of higher-rate debt. For the third quarter of 2015, the weighted average debt outstanding was $2.1 billion at a weighted average interest rate of 4.1% as compared to $2.1 billion outstanding at a weighted average interest rate of 4.7% in the same period of 2014. The decrease in extinguishment of debt is attributable primarily with the redemption of 8.1% senior unsecured notes in 2014.
Interest and Other (Expense) Income, net
The increase in net other expense of $1.0 million is attributable primarily to a $1.3 million decrease in the fair value of assets held in a grantor trust related to our deferred compensation plan.
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
The decrease of $2.8 million is primarily attributable to our share of the gain on sale totaling $2.9 million associated with the sale of three centers in 2014.
Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014
The following table is a summary of certain items in income from continuing operations from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the first nine months of 2015 as compared to the same period in 2014:

	Nine Months Ended September 30,
	2015	2014	Change	% Change
Revenues	$383,190	$388,304	$(5,114)	(1.3)%
Depreciation and amortization	108,929	113,948	(5,019)	(4.4)
Operating expenses	69,076	71,989	(2,913)	(4.0)
General and administrative expenses	20,021	17,879	2,142	12.0
Interest expense, net	67,357	73,263	(5,906)	(8.1)
Gain on sale and acquisition of real estate joint venture and partnership interests	879	1,718	(839)	(48.8)
Equity in earnings of real estate joint ventures and partnerships,net	13,680	16,331	(2,651)	(16.2)
(Provision) benefit for income taxes	(291)	1,885	(2,176)	115.4
Revenues
The decrease in revenues of $5.1 million is primarily attributable to our dispositions in 2015 and 2014 that totaled $32.4 million, which is offset by an increase in our acquisitions and new development completions totaling $13.5 million, as well as increases in occupancy and rental rates.

Depreciation and Amortization
The decrease of $5.0 million is primarily attributable the acceleration of depreciation totaling $3.6 million in 2014 for a redevelopment project and our dispositions in 2015 and 2014, which is offset by acquisitions, new development completions and other capital activities.
Operating Expenses
The decrease of $2.9 million is primarily attributable to our dispositions in 2015 and 2014.
General and Administrative Expenses
The increase in general and administrative expenses of $2.1 million is primarily attributable to consulting and maintenance costs associated with a new enterprise resource planning system; costs associated with the redemption of the Series F preferred shares; consulting costs related to the new tangible property regulations property review; and a reduction in the capitalization allocation of overhead primarily associated with our leasing department.
Interest Expense, net
Net interest expense decreased $5.9 million or 8.1%. The components of net interest expense were as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Gross interest expense	$61,900	$72,157
Extinguishment of debt	6,100	1,726
Amortization of debt deferred costs, net	2,482	2,377
Over-market mortgage adjustment	(608)	(765)
Capitalized interest	(2,517)	(2,232)
Total	$67,357	$73,263
Gross interest expense totaled $61.9 million during the first nine months of 2015, down $10.3 million or 14.2% from the first nine months of 2014. The decrease in gross interest expense is primarily attributable to a reduction in both the weighted average debt outstanding and interest rates as a result of the issuance of lower-rate unsecured notes, including a term loan, and various maturities of higher-rate debt. For the first nine months of 2015, the weighted average debt outstanding was $2.0 billion at a weighted average interest rate of 4.2% as compared to $2.1 billion outstanding at a weighted average interest rate of 4.7% in the same period of 2014. The increase in extinguishment of debt of $4.4 million is attributable primarily to $6.1 million in 2015 associated with the refinancing of a $66 million secured note and $1.2 million in 2014 associated with the redemption of 8.1% senior unsecured notes.
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests
The gain in 2015 is primarily attributable to our return of equity associated with an unconsolidated joint venture's disposition of its real estate property as compared to the gain in 2014 associated with the partial disposition of an unconsolidated real estate joint venture interest.
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
The decrease of $2.7 million is primarily attributable to our share of the gain on sale totaling $2.9 million associated with the sale of three centers in 2014.
(Provision) Benefit for Income Taxes
The increase of $2.2 million in the provision for income taxes is attributable to the realization of a $2.1 million tax benefit in 2014 associated with the sale of unimproved land in our taxable REIT subsidiary, which was previously impaired.
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
As of September 30, 2015, we had an available borrowing capacity of $388.0 million under our unsecured revolving credit facility, and our remaining debt maturities for 2015 total $2.8 million. We repaid $90 million of medium term notes during the first nine months of 2015, which was funded through our unsecured revolving credit facility.
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
During February 2015, we entered into an ATM equity offering program. This program authorizes us to sell up to $200 million of common shares, in amounts and at times as we determine, at prices determined by the market at the time of sale. We intend to use the net proceeds from future sales for general trust purposes, which may include reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness or repurchasing outstanding debt. As of September 30, 2015, we received gross proceeds of $40.8 million for common shares sold under this ATM equity offering program. Subsequent to September 30, 2015, our Board of Trust Managers approved a $200 million share repurchase plan. Under this plan, we may repurchase shares from time-to-time in open-market or in privately negotiated purchases in accordance with all applicable securities laws and regulations.
We believe net proceeds from these transactions and planned capital recycling, combined with our available capacity under the credit facilities, will provide adequate liquidity to fund our capital needs, including acquisitions, redevelopments and new development activities. In the event our capital recycling program does not progress as expected, we believe other debt and equity alternatives are available to us. Although external market conditions are not within our control, we do not currently foresee any reason that would prevent us from entering the capital markets if needed.
During the first nine months of 2015, aggregate gross sales proceeds from our dispositions totaled $92.9 million, which were owned by us either directly or through our interest in real estate joint ventures or partnerships. Operating cash flows from dispositions are included in net cash from operating activities in our Condensed Consolidated Statements of Cash Flows, while proceeds from dispositions are included as investing activities.

We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. Off-balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $359.8 million, of which our pro rata ownership is $150.0 million, at September 30, 2015. Scheduled principal mortgage payments on this debt, excluding non-cash related items totaling $1.0 million, at 100% are as follows (in millions):

2015 remaining	$56.7
2016	110.9
2017	56.8
2018	6.3
2019	6.6
Thereafter	121.5
Total	$358.8
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
Investing Activities
Acquisitions
During 2015, we acquired six centers and other property with an aggregate gross purchase price of $234.2 million, which are owned by us either directly or through our interest in real estate joint ventures or partnerships.
Dispositions
During 2015, we sold 11 centers and other property, including real estate assets through our interest in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions totaled $92.9 million and generated our share of the gains of approximately $45.3 million.
New Development
At September 30, 2015, we had four projects under development with a total square footage of approximately .6 million, of which we have funded $106.0 million through September 30, 2015 on these projects. Upon completion, we expect our aggregate net investment in these projects to be $159.7 million.
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
Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Acquisitions	$214,329	$—
Tenant Improvements	22,333	16,557
New Development	21,996	41,066
Capital Improvements	5,771	8,303
Other (includes certain redevelopment costs)	9,691	12,043
Total	$274,120	$77,969
The increase in capital expenditures is attributable primarily to the 2015 acquisition activity.

For 2015, we anticipate our acquisitions to total between $200 million and $250 million, although we are within the range, we can give no assurances that any additional acquisitions will occur during the rest of the year. Our new development and redevelopment investment for 2015 is estimated to be approximately $50 million to $100 million. For 2015, capital improvement spending is expected to be consistent with 2014 expenditures. No assurances can be provided that our planned capital activities will occur. Further, we have entered into commitments aggregating $63.5 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our unsecured revolving credit facility.
Capital expenditures for additions described above relate to cash flows from investing activities as follows(in thousands):

	Nine Months Ended September 30,
	2015	2014
Acquisition of real estate and land	$187,069	$—
Development and capital improvements	59,791	77,178
Real estate joint ventures and partnerships - Investments	27,260	791
Total	$274,120	$77,969
Capitalized soft costs, including payroll and other general and administrative costs, interest and real estate taxes, totaled $7.9 million and $7.3 million for the nine months ended September 30, 2015 and 2014, respectively.
Financing Activities
Debt
Total debt outstanding was $2.1 billion at September 30, 2015 and included $1.9 billion which bears interest at fixed rates and $216.8 million, including the effect of $64.1 million of interest rate contracts, which bears interest at variable rates. Additionally, of our total debt, $480.6 million was secured by operating properties while the remaining $1.6 billion was unsecured.
At September 30, 2015, we have a $500 million unsecured revolving credit facility which expires in April 2017 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At September 30, 2015, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 115 and 20 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million. As of October 29, 2015, we had $98.0 million outstanding, and the available balance was $397.0 million, net of $5.0 million in outstanding letters of credit.
Effective March 2015, we entered into an agreement with a bank for an unsecured short-term facility totaling $20 million that we maintain for cash management purposes which matures in March 2016. The facility provides for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin and facility fee of 125 and 10 basis points, respectively. As of October 29, 2015, we had no amounts outstanding.
For the nine months ended September 30, 2015, the maximum balance and weighted average balance outstanding under both facilities combined were $244.5 million and $100.9 million, respectively, at a weighted average interest rate of .9%.
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

During the first nine months of 2015, we repaid $90 million of medium term notes, which was funded through our unsecured revolving credit facility. Additionally, we amended an existing $66 million secured note by extending the maturity to 2025 and by reducing the interest rate from 7.4% to 3.5%. In connection with this transaction, we have recorded $6.1 million of debt extinguishment costs.
Our five most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of September 30, 2015.
Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at September 30, 2015:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	42.6%
Secured Debt to Asset Ratio	Less than 40.0%	10.0%
Annual Service Charge Ratio	Greater than 1.5	4.0
Unencumbered Asset Test	Greater than 150%	226.8%
At September 30, 2015, we had two interest rate contracts, maturing through October 2017, with an aggregate notional amount of $64.1 million that were designated as fair value hedges and convert fixed interest payments at rates of 7.5% to variable interest payments ranging from 4.29% to 4.31%.
At September 30, 2015, we had four interest rate contracts with an aggregate notional amount of $205.2 million that were designated as cash flow hedges. These contracts mature through March 2020 and fix interest rates ranging from 1.5% to 2.4%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
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
Equity
Our Board of Trust Managers approved an increase in our quarterly dividend rate for our common shares from $.325 to $.345 per share commencing with the first quarter 2015 distribution. Common and preferred dividends paid totaled $131.9 million during the first nine months of 2015. Our dividend payout ratio (as calculated as dividends paid on common shares divided by funds from operations attributable to common shareholders (“FFO”) - basic) for the nine months ended September 30, 2015 approximated 63.2%. FFO - basic for the nine months ended September 30, 2015 included the following transactions; the extinguishment of debt costs, a litigation settlement gain, net of taxes and other non-cash items.
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
During February 2015, we entered into an ATM equity offering program. This program authorizes us to sell up to $200 million of common shares, in amounts and at times as we determine, at prices determined by the market at the time of sale. We intend to use the net proceeds from future sales for general trust purposes, which may include reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness or repurchasing outstanding debt. As of the date of this filing, $159.2 million of common shares remained available for sale under this ATM equity offering program.

Subsequent to September 30, 2015, our Board of Trust Managers approved a $200 million share repurchase plan. Under this plan, we may repurchase shares from time-to-time in open-market or in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase plan may be suspended or discontinued at any time, and we have no obligations to repurchase any amount of our common shares under the plan. As of the date of this filing, we have not repurchased any shares under this plan.
We have an effective universal shelf registration statement which expires in September 2017. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.
Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $63.5 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of September 30, 2015 (in thousands):

	Remaining
	2015	2016	2017	2018	2019	Thereafter	Total
Mortgages and Notes Payable (1)
Unsecured Debt	$26,979	$130,069	$75,209	$180,207	$48,759	$1,506,959	$1,968,182
Secured Debt	9,381	119,090	136,536	63,655	65,059	180,398	574,119
Lease Payments	770	3,017	2,839	2,804	2,701	117,584	129,715
Other Obligations (2)	18,691	58,443	50	—	—	—	77,184
Total Contractual Obligations	$55,821	$310,619	$214,634	$246,666	$116,519	$1,804,941	$2,749,200

_______________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at September 30, 2015, excluding the effect of interest rate swaps. Also, excludes a $72.1 million debt service guaranty liability.

(2)
Other obligations include income and real estate tax payments, commitments associated with our secured debt and other employee payments. Contributions to our retirement plan were fully funded for 2015, and therefore, are excluded from the above table. Included in 2016 is a purchase obligation of $23.8 million. See Note 15 for additional information.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Sheridan Redevelopment Agency ("Agency") issued Series A bonds used for an urban renewal project, of which $72.1 million remain outstanding at September 30, 2015. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our consolidated financial statements as of September 30, 2015.
Off-Balance Sheet Arrangements
As of September 30, 2015, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $5.0 million were outstanding under the unsecured revolving credit facility at September 30, 2015.
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
As of September 30, 2015, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the profitability of the entity. Our maximum risk of loss associated with this VIE was limited to $11.0 million at September 30, 2015.
We are working with a developer of a mixed-use project in Washington and have executed an agreement to purchase the retail portion of the project for approximately $23.8 million at closing, which is estimated to be in the second half of 2016.
We have a real estate limited partnership agreement with a foreign institutional investor with a remaining potential obligation to purchase up to approximately $190 million through December 31, 2015. Our ownership in this unconsolidated real estate limited partnership is 51%. As of September 30, 2015, two centers have been purchased.
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

FFO is calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to common shareholders	$43,401	$97,619	$113,560	$190,898
Depreciation and amortization	35,687	35,402	106,717	110,542
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	3,624	3,666	10,602	11,289
Impairment of operating properties and real estate equity investments	—	—	153	—
Impairment of operating properties of unconsolidated real estate joint ventures and partnerships	—	—	1,497	—
Gain on sale of property and interests in real estate equity investments	(13,214)	(69,468)	(44,684)	(117,643)
Gain on dispositions of unconsolidated real estate joint ventures and partnerships	—	(2,856)	(615)	(3,024)
Other	—	—	(4)	(4)
Funds from operations attributable to common shareholders – basic	69,498	64,363	187,226	192,058
Income attributable to operating partnership units	472	455	1,432	1,368
Funds from operations attributable to common shareholders – diluted	$69,970	$64,818	$188,658	$193,426

Weighted average shares outstanding – basic	123,349	121,560	122,929	121,487
Effect of dilutive securities:
Share options and awards	1,222	1,385	1,303	1,316
Operating partnership units	1,462	1,495	1,476	1,498
Weighted average shares outstanding – diluted	126,033	124,440	125,708	124,301

Funds from operations attributable to common shareholders per common share – basic	$0.56	$0.53	$1.52	$1.58

Funds from operations attributable to common shareholders per common share – diluted	$0.56	$0.52	$1.50	$1.56
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

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Beginning of the period	212	218
Properties added:
Acquisitions	—	4
New Developments	—	1
Redevelopments	—	1
Properties removed:
Dispositions	(1)	(9)
Redevelopments	(1)	(5)
End of the period	210	210
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating Income	$48,211	$48,815	$139,116	$138,069
Less:
Revenue adjustments (1)	(2,764)	(1,814)	(9,103)	(4,954)
Add:
Property management fees	685	617	2,263	2,185
Depreciation and amortization	36,327	36,694	108,929	113,948
Impairment loss	—	—	153	—
General and administrative	6,188	6,146	20,021	17,879
Acquisition costs	364	50	665	69
Other (2)	152	76	283	472
Net Operating Income	89,163	90,584	262,327	267,668
Less: NOI related to consolidated entities not defined as same property and noncontrolling interests	(10,022)	(13,506)	(25,578)	(39,031)
Add: Pro rata share of unconsolidated entities defined as same property	9,674	9,189	28,586	27,328
Same Property Net Operating Income	$88,815	$86,267	$265,335	$255,965
_______________

(1)	Revenue adjustments consist primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.

(2)	Other includes items such as environmental abatement costs and demolition expenses.

Newly Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU's core objective is for an entity to recognize revenue based on the consideration it expects to receive in exchange for goods or services. Additionally, this ASU requires entities to use a single model in accounting for revenues derived from contracts with customers. ASU No. 2014-09 replaces prior guidance regarding the recognition of revenue from sales of real estate, except for revenue from sales that are part of a sale-leaseback transaction. The provisions of ASU No. 2014-09, as amended, are effective for us on January 1, 2018, and are required to be applied either on a retrospective or a modified retrospective approach. We are currently assessing the impact, if any, that the adoption of this ASU will have on our consolidated financial statements.
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
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." The ASU requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, and amortization of the debt issuance costs will continue to be reported as interest expense. The provisions of ASU No. 2015-03 are effective for us as of January 1, 2016, and are required to be applied retrospectively. Early adoption of ASU No. 2015-03 is permitted. We do not expect the adoption of this update to have any impact on our consolidated statements of operations or cash flows, except that the presentation requirements under this ASU will impact certain line items of our consolidated balance sheet. As of September 30, 2015 and December 31, 2014, the impact would be an estimated decrease to Unamortized Debt and Lease Costs, net and Debt, net of $10.5 million and $8.2 million, respectively.
In September 2015, FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." This ASU will allow measurement-period adjustments associated with business combinations recorded in the reporting period in which the adjustment amounts are determined, rather than retrospectively, as if the accounting for the business combination had been completed as of the acquisition date. The provisions of ASU No. 2015-16 are effective for us as of January 1, 2016, and early adoption is permitted. We do not expect the adoption of this ASU to have a material impact to our consolidated financial statements.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At September 30, 2015, we had fixed-rate debt of $1.9 billion and variable-rate debt of $216.8 million, after adjusting for the net effect of $64.1 million notional amount of interest rate contracts. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $2.2 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $2.7 million and $134.6 million, respectively.

ITEM 4.    Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2015. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.
There has been no change to our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Repurchases of our common shares for the quarter ended September 30, 2015 are as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
July 1, 2015 to July 31, 2015	2,363	$34.44
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
DATE: November 2, 2015

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