Form 10-K
period 2015-12-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2016-02-24
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 1-9876
Weingarten Realty Investors
(Exact name of registrant as specified in its charter)

TEXAS	74-1464203
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2600 Citadel Plaza Drive
P.O. Box 924133
Houston, Texas	77292-4133
(Address of principal executive offices)	(Zip Code)
(713) 866-6000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $.03 par value	New York Stock Exchange
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
YES   ☐            NO   ☒
The aggregate market value of the common shares of beneficial interest held by non-affiliates on June 30, 2015 (based upon the most recent closing sale price on the New York Stock Exchange as of such date of $32.69) was $3.7 billion.
As of January 31, 2016, there were 123,951,023 common shares of beneficial interest outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement relating to its Annual Meeting of Shareholders to be held on April 21, 2016 have been incorporated by reference to Part III of this Form 10-K.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2015, for information on certain recent developments of the Company.
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
Narrative Description of Business.    At December 31, 2015, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 232 properties, which are located in 18 states spanning the country from coast to coast. The portfolio of properties contains approximately 45.6 million square feet of gross leasable area that is either owned by us or others.
We also owned interests in 30 parcels of land held for development that totaled approximately 24.1 million square feet.
At December 31, 2015, we employed 312 full-time persons; our principal executive offices are located at 2600 Citadel Plaza Drive, Houston, Texas 77008; and our phone number is (713) 866-6000. We also have 10 regional offices located in various parts of the United States (“U.S.”).

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
Diversification from both a geographic and tenancy perspective is a critical component of our operating strategy. We continue to seek opportunities outside the Texas market, where approximately 28.7% of the gross leasable area of our properties is located, up from 27.8% in 2014. With respect to tenant diversification, our two largest tenants, The Kroger Co. and TJX Companies, Inc., accounted for 3.3% and 2.5%, respectively, of our total base minimum rental revenues for the year ended December 31, 2015. No other tenant accounted for more than 1.9% of our total base minimum rental revenues. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.
Strategically, we strive to finance our growth and working capital needs in a conservative manner, including managing our debt maturities. Our senior debt credit ratings were BBB with a projected stable outlook from Standard & Poors and Baa1 with a projected stable outlook from Moody’s Investor Services as of December 31, 2015. We intend to maintain a conservative approach to managing our balance sheet, which, in turn, should give us many options for raising debt or equity capital when needed. At December 31, 2015 and 2014, our ratio of earnings to combined fixed charges and preferred dividends as defined by the Securities and Exchange Commission (“SEC”), not based on funds from operations attributable to common shareholders, was 2.65 to 1 and 3.09 to 1, respectively. Our debt to total assets before depreciation ratio was 42.2% and 39.9% at December 31, 2015 and 2014, respectively.
We established an at-the-market ("ATM") equity offering program under which we may, but not are not obligated to, sell up to $200 million of common shares of beneficial interest ("common shares") in amounts and at times as we determine, which enables us to efficiently raise equity capital when market conditions are favorable. We also established a $200 million share repurchase plan under which we may repurchase common shares from time-to-time in open-market or privately negotiated purchases based on management's evaluation of market conditions and other factors.
Our policies with respect to the investment and operating strategies discussed above are periodically reviewed by our Board of Trust Managers and may be modified without a vote of our shareholders.

Location of Properties.    Our properties are located in 18 states, primarily throughout the southern half of the country. As of December 31, 2015, we have 232 properties (including three properties under development) that were owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships. Total revenues less operating expenses and real estate taxes from continuing operations ("net operating income from continuing operations") generated by our centers located in Houston and its surrounding areas was 17.9% of total net operating income from continuing operations for the year ended December 31, 2015, and an additional 10.2% of net operating income from continuing operations was generated in 2015 from centers that are located in other parts of Texas. As of December 31, 2015, we also had 30 parcels of land held for development, eight of which were located in Houston and its surrounding areas and 11 of which were located in other parts of Texas. Because of our investments in Houston and its surrounding areas, as well as in other parts of Texas, the Houston and Texas economies could affect our business and operations more so than in other geographic areas.
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
Qualification as a Real Estate Investment Trust.    As of December 31, 2015, we met the qualification requirements of a REIT under the Internal Revenue Code, as amended. As a result, we will not be subject to federal income tax to the extent we meet certain requirements of the Internal Revenue Code, with the exception of our taxable REIT subsidiary.
Materials Available on Our Website.    Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, as well as Reports on Forms 3, 4, 5 and SC 13G regarding our officers, trust managers or 10% beneficial owners, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through our website (www.weingarten.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the SEC. We have also made available on our website copies of our Audit Committee Charter, Executive Committee Charter, Management Development and Executive Compensation Committee Charter, Governance and Nominating Committee Charter, Code of Conduct and Ethics, Code of Ethical Conduct for Officers and Senior Financial Associates and Governance Policies. In the event of any changes to these charters, codes or policies, changed copies will also be made available on our website. You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549 or the SEC’s Internet site at www.sec.gov. Materials on our website are not part of our Annual Report on Form 10-K.
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
The U.S. and global equity and credit markets have experienced and may in the future experience significant price volatility, dislocations and liquidity disruptions, which could cause market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances could materially impact liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases result in the unavailability of certain types of financing. Uncertainties in the equity and credit markets may negatively impact our ability to access additional financing at reasonable terms or at all, which may negatively affect our ability to complete dispositions, form joint ventures or refinance our debt. A prolonged downturn in the equity or credit markets could cause us to seek alternative sources of potentially less attractive financing, and require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of financing or difficulties in obtaining financing. These events in the equity and credit markets may make it more difficult or costly for us to raise capital through the issuance of our common shares or preferred shares. These disruptions in the financial markets also may have a material adverse effect on the market value of our common shares and other adverse effects on us or the economy generally. There can be no assurances that government responses to the disruptions in the financial markets will continue to restore consumer confidence, maintain stabilized markets or continue to provide the availability of equity or credit financing.
Among the market conditions that may affect the value of our common shares and access to the capital markets are the following:

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
Periodically, we assess whether there are any indicators that the value of our real estate assets, including any capitalized costs and any identifiable intangible assets, may be impaired. A property's value is impaired only if the estimate of the aggregate future undiscounted cash flows without interest charges to be generated by the property are less than the carrying value of the property. In estimating cash flows, we consider factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. If we are evaluating the potential sale of an asset or development/redevelopment alternatives, the undiscounted future cash flows consider the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information. Determining whether a property is impaired and, if impaired, the amount of write-down to fair value requires a significant amount of judgment by management and is based on the best information available to management at the time of evaluation. If market conditions deteriorate or management’s plans for certain properties change, additional write-downs could be required in the future, and any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.
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
Our development, redevelopment and construction activities could adversely affect our operating results.
We intend to continue the selective development, redevelopment and construction of retail properties in accordance with our development and underwriting policies as opportunities arise. Our development, redevelopment and construction activities include risks that:

•	We may abandon development opportunities after expending resources to determine feasibility;

•	Construction costs of a project may exceed our original estimates;

•	Occupancy rates and rents at a newly completed or redeveloped property may not be sufficient to make the property profitable;

•	Rental rates could be less than projected;

•
Project completion may be delayed because of a number of factors, including weather, labor disruptions, construction delays or delays in receipt of zoning or other regulatory approvals, adverse economic conditions, acts of terror or other acts of violence, or acts of God (such as fires, earthquakes or floods);

•	Financing may not be available to us on favorable terms for development or redevelopment of a property; and

•	We may not complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs.
Additionally, the time frame required for development, redevelopment, construction and lease-up of these properties means that we may have to wait years for a significant cash return. If any of the above events occur, the development and redevelopment of properties may hinder our growth and have an adverse effect on our results of operations, including additional impairment charges. Also, new development activities, regardless of whether or not they are ultimately successful, typically require substantial time and attention from management.

There is a lack of operating history with respect to any recent acquisitions and redevelopment or development of properties, and we may not succeed in the integration or management of additional properties.
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

Credit ratings may not reflect all the risks of an investment in our debt or equity securities and rating changes could adversely effect our revolving credit facility.
Our credit ratings are an assessment by rating agencies of our ability to pay our debts when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt. Credit ratings may be revised or withdrawn at any time by the rating agency at its sole discretion. Additionally, our revolving credit facility fees are based on our credit ratings. We do not undertake any obligation to maintain the ratings or to advise holders of our debt of any change in ratings. Each agency's rating should be evaluated independently of any other agency's rating.
There can be no assurance that we will be able to maintain our current credit ratings. Adverse changes in our credit ratings could impair our ability to obtain additional debt and equity financing on favorable terms, if at all, and could significantly reduce the market price of our publicly-traded securities.
Rising interest rates could adversely affect our cash flows and adversely affect the market price of our debt and issuance of securities.
We have indebtedness with interest rates that vary depending on market indices. Also, our credit facilities bear interest at variable rates. We may incur variable-rate debt in the future. Increases in interest rates on variable-rate debt would increase our interest expense, which would negatively affect net income and cash available for payment of our debt obligations and distributions to shareholders. In addition, an increase in interest rates could adversely affect the market value of our outstanding debt, as well as increase the cost of refinancing and the issuance of new debt or securities.
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
In the future, we may attempt to increase our capital resources by entering into unsecured or secured debt or debt-like financings, or by issuing additional debt or equity securities, which could include issuances of medium-term notes, senior notes, subordinated notes, secured debt, guarantees, preferred shares, hybrid securities, or securities convertible into or exchangeable for equity securities. In the event of our liquidation, our lenders and holders of our debt and,if any, preferred securities would receive distributions of our available assets before distributions to the holders of our common shares. Because any decision to incur debt and issue securities in future offerings may be influenced by market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing, or nature of our future financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future.
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
Changing weather patterns and climatic conditions, such as global warming, may have added to the unpredictability and frequency of natural disasters in some parts of the world and created additional uncertainty as to future trends and exposures. Our operations are located in many areas that are subject to natural disasters and severe weather conditions such as hurricanes, tornadoes, earthquakes, droughts, floods and fires. The occurrence of natural disasters or severe weather conditions can delay new development and redevelopment projects, increase investment costs to repair or replace damaged properties, increase future property insurance costs, and negatively impact the tenant demand for lease space. If insurance is unavailable to us or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses from these events, our earnings, liquidity or capital resources could be adversely affected.
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
At December 31, 2015, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 232 centers, primarily neighborhood and community shopping centers, which are located in 18 states spanning the country from coast to coast with approximately 45.6 million square feet of gross leasable area. Our centers are located principally in the South, West Coast and Southeast Coast of the U.S. with significant concentrations in Arizona, California, Florida, and Texas. We also owned interests in 30 parcels of land that totaled approximately 24.1 million square feet at December 31, 2015. These land parcels include approximately 1.6 million square feet of land adjacent to certain of our existing operating centers, which may be used for expansion of these centers, as well as approximately 22.5 million square feet of land, which may be used for new development.
In 2015, no single center accounted for more than 3.2% of our total assets or 2.1% of base minimum rental revenues. The five largest centers, in the aggregate, represented approximately 9.9% of our base minimum rental revenues for the year ended December 31, 2015; otherwise, none of the remaining centers accounted for more than 1.9% of our base minimum rental revenues during the same period.
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
As of December 31, 2015, the weighted average occupancy rate for our centers was 95.2% compared to 95.5% as of December 31, 2014. The average base rent per square foot was approximately $16.92 in 2015, $16.24 in 2014, $15.66 in 2013, $15.14 in 2012 and $13.79 in 2011 for our centers.
We have approximately 5,800 separate leases with 3,800 different tenants. Included among our top revenue-producing tenants are: The Kroger Co., TJX Companies, Inc., Ross Stores, Inc., H-E-B Grocery Company, LP, Albertsons Companies, Inc., Office Depot, Inc., PetSmart, Inc., Bed, Bath & Beyond Inc., Home Depot, Inc. and Whole Foods Market, Inc. The diversity of our tenant base is also evidenced by the fact that our largest tenant, The Kroger Co., accounted for only 3.3% of base minimum rental revenues during 2015.

Tenant Lease Expirations
As of December 31, 2015, lease expirations for the next 10 years, assuming tenants do not exercise renewal options, are as follows:

				Annual Rent of Expiring Leases
Year	Number of Expiring Leases	Square Feet of Expiring Leases (000’s)	Percentage of Leaseable Square Feet	Total (000’s)	Per Square Foot	Percentage of Total Annual Net Rent
2016	654	2,341	5.13%	$42,524	$18.16	11.10%
2017	693	3,592	7.87%	61,343	17.08	16.01%
2018	660	3,522	7.72%	56,171	15.95	14.66%
2019	502	3,306	7.24%	49,248	14.90	12.85%
2020	541	3,302	7.24%	52,171	15.80	13.62%
2021	239	2,351	5.15%	33,556	14.27	8.76%
2022	97	1,102	2.41%	17,372	15.76	4.53%
2023	90	753	1.65%	12,719	16.89	3.32%
2024	108	1,027	2.25%	17,006	16.56	4.44%
2025	83	670	1.47%	12,132	18.11	3.17%
New Development
At December 31, 2015, we had four projects in various stages of development, of which we own, partially or wholly, three properties and have a contractual commitment to purchase the retail portion of a mixed-use property. We have funded $110.3 million to date on these projects. We estimate our aggregate net investment upon completion to be $164.4 million. These projects are forecasted to have an average stabilized return on investment of approximately 7.8% when completed. Effective January 1, 2016, we stabilized our development in Alexandria, Virginia, moving it to our operating property portfolio, which has added 249,000 square feet to the portfolio at an estimated cost per square foot of $261.83.
Upon completion, the square footage to be added to the portfolio and the estimated cost per square foot of the remaining three projects are as follows:

Estimated Year of Completion	Square Feet (000’s)	Estimated Cost per Square Foot
2016	136	$328.68
2017	130	188.21
2018	65	465.76

Property Listing
The following table is a list of centers, summarized by state and includes our share of both consolidated and unconsolidated real estate partnerships and joint ventures as of December 31, 2015:

ALL PROPERTIES BY STATE	Number of Properties	Gross Leasable Area (GLA)	% of Total GLA
Arizona	22	3,979,119	8.7%
Arkansas	1	180,200	0.4%
California	28	5,123,607	11.2%
Colorado	9	2,782,510	6.1%
Florida	34	7,259,648	15.9%
Georgia	14	2,681,066	5.9%
Kentucky	4	761,919	1.7%
Louisiana	2	361,516	0.8%
Maryland	2	94,123	0.2%
Nevada	12	3,880,822	8.5%
New Mexico	2	257,002	0.6%
North Carolina	17	2,832,719	6.2%
Oregon	3	276,924	0.6%
Tennessee	5	848,345	1.9%
Texas	69	13,070,251	28.6%
Utah	2	443,906	1.0%
Virginia	1	233,843	0.5%
Washington	5	567,228	1.2%
Total	232	45,634,748	100%
___________________
Total square footage includes 518,056 square feet of leased from others and 11.7 million square feet not owned or managed by us. Additionally, encumbrances on our properties total $.4 billion. See Schedule III for additional information.
The following table is a detailed list of centers by state and includes our share of both consolidated and unconsolidated real estate partnerships and joint ventures as of December 31, 2015:

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Operating Properties
Arizona
Mohave Crossroads	Lake Havasu City-Kingman, AZ	100.0%		395,477		(Target), (Kohl's), PetSmart, Bed Bath & Beyond, Ross Dress for Less, 99 Cents Only
Arrowhead Festival Shopping Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		194,309		(Sports Authority), (Toys “R” Us), (Bed Bath & Beyond)
Broadway Marketplace	Phoenix-Mesa-Scottsdale, AZ	100.0%		87,379		Office Max, Ace Hardware
Camelback Village Square	Phoenix-Mesa-Scottsdale, AZ	100.0%		240,951	Fry’s Supermarket	Office Max
Desert Village Shopping Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		107,071	AJ Fine Foods	CVS
Fountain Plaza	Phoenix-Mesa-Scottsdale, AZ	100.0%		305,588	Fry’s Supermarket	Dollar Tree, (Lowe's)
Laveen Village Marketplace	Phoenix-Mesa-Scottsdale, AZ	100.0%		318,805	(Fry’s Supermarket)	(Home Depot)
Monte Vista Village Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		108,551	(Safeway)
Palmilla Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		178,219	(Fry’s Supermarket)	Office Max, PetSmart, Dollar Tree
Phoenix Office Building	Phoenix-Mesa-Scottsdale, AZ	100.0%		21,122		Weingarten Realty Regional Office, Endurance Rehab
Pueblo Anozira Shopping Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		157,607	Fry’s Supermarket	Petco, Dollar Tree

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Raintree Ranch Center	Phoenix-Mesa-Scottsdale, AZ	100.0%		133,020	Whole Foods
Red Mountain Gateway	Phoenix-Mesa-Scottsdale, AZ	100.0%		199,013		(Target), Bed Bath & Beyond, Famous Footwear
Scottsdale Horizon	Phoenix-Mesa-Scottsdale, AZ	100.0%		155,006	Safeway	CVS
Squaw Peak Plaza	Phoenix-Mesa-Scottsdale, AZ	100.0%		60,728	Sprouts Farmers Market
Summit at Scottsdale	Phoenix-Mesa-Scottsdale, AZ	51.0%	(1)(3)	322,999	Safeway	(Target), CVS, OfficeMax, PetSmart
The Shoppes at Parkwood Ranch	Phoenix-Mesa-Scottsdale, AZ	100.0%		106,738		Hobby Lobby, Dollar Tree
Entrada de Oro Plaza Shopping Center	Tucson, AZ	100.0%		109,075	Walmart Neighborhood Market
Madera Village Shopping Center	Tucson, AZ	100.0%		106,858	Safeway	Dollar Tree
Oracle Crossings	Tucson, AZ	100.0%		261,194	Sprouts Farmers Market	Kohl's, Home Goods
Oracle Wetmore Shopping Center	Tucson, AZ	100.0%		343,278		(Home Depot), (Nordstrom Rack), Jo Ann Fabric, Cost Plus, PetSmart, Walgreens, Ulta Beauty
Shoppes at Bears Path	Tucson, AZ	100.0%		66,131		(CVS Drug)
Arizona Total:				3,979,119
Arkansas
Markham West Shopping Center	Little Rock-North Little Rock-Conway, AR	100.0%		180,200		Academy, Office Depot, Michaels, Dollar Tree
Arkansas Total:				180,200
California
8000 Sunset Strip Shopping Center	Los Angeles-Long Beach-Anaheim, CA	100.0%		169,797	Trader Joe's	Crunch, Sundance Cinemas, CB2
Buena Vista Marketplace	Los Angeles-Long Beach-Anaheim, CA	100.0%		91,846	Smart & Final Stores LLC	Dollar Tree
Centerwood Plaza	Los Angeles-Long Beach-Anaheim, CA	100.0%		75,486	Superior Grocers	Dollar Tree
The Westside Center	Los Angeles-Long Beach-Anaheim, CA	100.0%		36,540		Guitar Center
Westminster Center	Los Angeles-Long Beach-Anaheim, CA	100.0%		440,437	Albertsons	Home Depot, Ross Dress for Less, Petco, Rite Aid, Dollar Tree, 24 Hour Fitness
Hallmark Town Center	Madera, CA	100.0%		98,359	Food 4 Less
Marshall's Plaza	Modesto, CA	100.0%		85,952		Marshalls, Dress Barn, Guitar Center
Chino Hills Marketplace	Riverside-San Bernardino-Ontario, CA	100.0%		310,913		Dollar Tree, 24 Hour Fitness, Rite Aid
Jess Ranch Marketplace	Riverside-San Bernardino-Ontario, CA	100.0%		307,826	(Winco Foods)	Burlington Coat Factory, PetSmart, Rite Aid, Big 5
Jess Ranch Marketplace Phase III	Riverside-San Bernardino-Ontario, CA	100.0%		194,342	(Winco Foods)	Best Buy, Cinemark Theatres, Bed Bath & Beyond, 24 Hour Fitness
Menifee Town Center	Riverside-San Bernardino-Ontario, CA	100.0%		258,734	Ralph's	Ross Dress for Less, Dollar Tree
Stoneridge Town Centre	Riverside-San Bernardino-Ontario, CA	67.0%	(1)(3)	434,450	(Super Target)	(Kohl's)
Discovery Plaza	Sacramento--Roseville--Arden-Arcade, CA	100.0%		93,398	Bel Air Market
Prospector's Plaza	Sacramento--Roseville--Arden-Arcade, CA	100.0%		252,521	SaveMart	Kmart, CVS, Ross Dress for Less
Summerhill Plaza	Sacramento--Roseville--Arden-Arcade, CA	100.0%		128,835	Raley’s	Dollar Tree
Valley Shopping Center	Sacramento--Roseville--Arden-Arcade, CA	100.0%		107,005
El Camino Promenade	San Diego-Carlsbad, CA	100.0%		129,676		T.J. Maxx, Staples, Dollar Tree
Rancho San Marcos Village	San Diego-Carlsbad, CA	100.0%		134,628		24 Hour Fitness
San Marcos Plaza	San Diego-Carlsbad, CA	100.0%		81,086	(Albertsons)
580 Market Place	San Francisco-Oakland-Hayward, CA	100.0%		100,097	Safeway	24 Hour Fitness, Petco
Gateway Plaza	San Francisco-Oakland-Hayward, CA	100.0%		352,690	Raley’s	24 Hour Fitness
Greenhouse Marketplace	San Francisco-Oakland-Hayward, CA	100.0%		236,427	(Safeway)	(CVS), Jo-Ann Fabrics, 99 Cents Only, Factory 2 U, Petco
Cambrian Park Plaza	San Jose-Sunnyvale-Santa Clara, CA	100.0%		170,449		Beverages & More, Dollar Tree, Cambrian Bowl
Silver Creek Plaza	San Jose-Sunnyvale-Santa Clara, CA	100.0%		202,820	Safeway	Walgreens, (Orchard Supply)
Freedom Centre	Santa Cruz-Watsonville, CA	100.0%		150,865	Safeway	Rite Aid, Big Lots
Stony Point Plaza	Santa Rosa, CA	100.0%		200,011	Food Maxx	Ross Dress for Less, Fallas Paredes
Creekside Center	Vallejo-Fairfield, CA	100.0%		115,991	Raley’s
Southampton Center	Vallejo-Fairfield, CA	100.0%		162,426	Raley’s	Ace Hardware, Dollar Tree
California Total:				5,123,607
Colorado
Aurora City Place	Denver-Aurora-Lakewood, CO	50.0%	(1)(3)	542,956	(Super Target)	Sports Authority, Barnes & Noble, Ross Dress For Less, PetSmart
Cherry Creek Retail Center	Denver-Aurora-Lakewood, CO	100.0%		272,658	(Super Target)	Sports Authority, PetSmart

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
CityCenter Englewood	Denver-Aurora-Lakewood, CO	51.0%	(1)(3)	358,374		(Walmart), Ross Dress for Less, Petco, Office Depot, 24 Hour Fitness
Crossing at Stonegate	Denver-Aurora-Lakewood, CO	51.0%	(1)(3)	109,082	King Sooper’s
Edgewater Marketplace	Denver-Aurora-Lakewood, CO	100.0%		270,548	King Sooper's	Ace Hardware, (Target)
Green Valley Ranch Towne Center	Denver-Aurora-Lakewood, CO	50.0%	(1)(3)	114,881	(King Sooper’s)
Lowry Town Center	Denver-Aurora-Lakewood, CO	50.0%	(1)(3)	129,398	(Albertsons)
River Point at Sheridan	Denver-Aurora-Lakewood, CO	100.0%		598,486		(Target), (Costco), Regal Cinema, Michaels, Conn's
Thorncreek Crossing	Denver-Aurora-Lakewood, CO	51.0%	(1)(3)	386,127	Sprouts Farmers Market, (Super Target)	Barnes & Noble, Cost Plus, Michaels, OfficeMax, Dollar Tree
Colorado Total:				2,782,510
Florida
Argyle Village Shopping Center	Jacksonville, FL	100.0%		306,469	Publix	Bed Bath & Beyond, T.J. Maxx, Babies “R” Us, Jo-Ann’s Fabrics, Michaels
Atlantic West	Jacksonville, FL	50.0%	(1)(3)	180,578	(Walmart Supercenter)	T.J. Maxx, Dollar Tree, Shoe Carnival, (Kohl's)
Epic Village St. Augustine	Jacksonville, FL	70.0%	(1)	64,180		(Epic Theaters)
Kernan Village	Jacksonville, FL	50.0%	(1)(3)	288,780	(Walmart Supercenter)	Ross Dress for Less, Petco
Flamingo Pines	Miami-Fort Lauderdale et al, FL	20.0%	(1)(3)	148,840	Publix
Boca Lyons Plaza	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		117,423	4th Generation Market	Ross Dress for Less
Embassy Lakes Shopping Center	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		179,937	Winn Dixie	Tuesday Morning, Dollar Tree
Flamingo Pines Plaza	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		266,761	(Walmart Supercenter)	U.S. Post Office, Florida Technical College
Hollywood Hills Plaza	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	405,145	Publix	Target, CVS
Northridge	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	236,628	Publix	Petco, Ross Dress for Less, Dollar Tree
Pembroke Commons	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	318,184	Publix	Marshalls, Office Depot, LA Fitness, Dollar Tree
Sea Ranch Centre	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		98,959	Publix	CVS, Dollar Tree
Sunrise West Shopping Center	Miami-Fort Lauderdale-West Palm Beach, FL	25.0%	(1)(3)	84,597	Publix
Tamiami Trail Shops	Miami-Fort Lauderdale-West Palm Beach, FL	20.0%	(1)(3)	132,564	Publix	CVS
TJ Maxx Plaza	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		161,429	Winn Dixie	T.J. Maxx, Dollar Tree
Vizcaya Square Shopping Center	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		110,081	Winn Dixie
Wellington Green Commons	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		96,774	Whole Foods Market
Wellington Green Pad Sites	Miami-Fort Lauderdale-West Palm Beach, FL	100.0%		38,080
Clermont Landing	Orlando-Kissimmee-Sanford, FL	65.1%	(1)(3)	346,293		(J.C. Penney), (Epic Theater), T.J. Maxx, Ross Dress for Less, Michaels
Colonial Plaza	Orlando-Kissimmee-Sanford, FL	100.0%		498,894		Staples, Ross Dress for Less, Marshalls, Old Navy, Stein Mart, Barnes & Noble, Petco, Big Lots, Hobby Lobby
Marketplace at Seminole Towne	Orlando-Kissimmee-Sanford, FL	100.0%		500,536	(Super Target)	Marshalls, Ross Dress for Less, Old Navy, Sports Authority, Petco
Phillips Crossing	Orlando-Kissimmee-Sanford, FL	100.0%		145,644	Whole Foods	Golf Galaxy, Michaels
Shoppes of South Semoran	Orlando-Kissimmee-Sanford, FL	100.0%		101,611	Walmart Neighborhood Market	Dollar Tree
The Marketplace at Dr. Phillips	Orlando-Kissimmee-Sanford, FL	20.0%	(1)(3)	326,890	Publix	Stein Mart, Home Goods, Morton's of Chicago, Office Depot
Winter Park Corners	Orlando-Kissimmee-Sanford, FL	100.0%		102,382	Whole Foods Market
Indian Harbour Place	Palm Bay-Melbourne-Titusville, FL	25.0%	(1)(3)	177,471	Publix	Bealls
Pineapple Commons	Port St. Lucie, FL	20.0%	(1)(3)	269,451		Ross Dress for Less, Best Buy, PetSmart, Marshalls, (CVS)
Quesada Commons	Punta Gorda, FL	25.0%	(1)(3)	58,890	Publix	(Walgreens)
Shoppes of Port Charlotte	Punta Gorda, FL	25.0%	(1)(3)	63,108	(Publix)	Petco, (Walgreens)
Countryside Centre	Tampa-St. Petersburg-Clearwater, FL	100.0%		248,253		T.J. Maxx, Home Goods, Dick's Sporting Goods, Ross Dress for Less
East Lake Woodlands	Tampa-St. Petersburg-Clearwater, FL	20.0%	(1)(3)	106,344	Walmart Neighborhood Market	Walgreens
Largo Mall	Tampa-St. Petersburg-Clearwater, FL	100.0%		610,047	(Albertsons)	Bealls, Marshalls, PetSmart, Bed Bath & Beyond, Staples, Michaels, (Target)
Palms of Carrollwood	Tampa-St. Petersburg-Clearwater, FL	100.0%		156,118	The Fresh Market	Bed Bath & Beyond, Petco
Sunset 19 Shopping Center	Tampa-St. Petersburg-Clearwater, FL	100.0%		275,407		Bed Bath & Beyond, Staples, Barnes & Noble, Sports Authority, Old Navy

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Whole Foods @ Carrollwood	Tampa-St. Petersburg-Clearwater, FL	100.0%	(4)	36,900	Whole Foods Market
Florida Total:				7,259,648
Georgia
Brookwood Marketplace	Atlanta-Sandy Springs-Roswell, GA	100.0%		397,295	(Super Target)	Home Depot, Bed Bath & Beyond, Office Max
Brookwood Square Shopping Center	Atlanta-Sandy Springs-Roswell, GA	100.0%		181,333		Marshalls, LA Fitness
Brownsville Commons	Atlanta-Sandy Springs-Roswell, GA	100.0%		81,913	(Kroger)
Camp Creek Marketplace II	Atlanta-Sandy Springs-Roswell, GA	100.0%		228,003		DSW, LA Fitness, Shopper's World, American Signature
Dallas Commons Shopping Center	Atlanta-Sandy Springs-Roswell, GA	100.0%		95,262	(Kroger)
Grayson Commons	Atlanta-Sandy Springs-Roswell, GA	100.0%		76,611	Kroger
Lakeside Marketplace	Atlanta-Sandy Springs-Roswell, GA	100.0%		332,889	(Super Target)	Ross Dress for Less, Petco
Mansell Crossing	Atlanta-Sandy Springs-Roswell, GA	20.0%	(1)(3)	102,931		buybuy BABY, Ross Dress for Less, Rooms to Go
Perimeter Village	Atlanta-Sandy Springs-Roswell, GA	100.0%		380,686	Walmart Supercenter	Cost Plus World Market, DSW, Hobby Lobby
Publix at Princeton Lakes	Atlanta-Sandy Springs-Roswell, GA	20.0%	(1)(3)	72,207	Publix
Reynolds Crossing	Atlanta-Sandy Springs-Roswell, GA	100.0%		115,983	(Kroger)
Roswell Corners	Atlanta-Sandy Springs-Roswell, GA	100.0%		318,387	(Super Target), Fresh Market	T.J. Maxx
Roswell Crossing Shopping Center	Atlanta-Sandy Springs-Roswell, GA	100.0%		201,979	Trader Joe's	Office Max, PetSmart, Walgreens
Thompson Bridge Commons	Gainesville, GA	100.0%	(4)	95,587	(Kroger)
Georgia Total:				2,681,066
Kentucky
Millpond Center	Lexington-Fayette, KY	100.0%		151,498	Kroger
Regency Centre	Lexington-Fayette, KY	100.0%		188,782	(Kroger)	T.J. Maxx, Michaels
Tates Creek Centre	Lexington-Fayette, KY	100.0%		203,532	Kroger	Rite Aid
Festival on Jefferson Court	Louisville/Jefferson County, KY-IN	100.0%		218,107	Kroger	(PetSmart), (T.J. Maxx), Staples, Party City
Kentucky Total:				761,919
Louisiana
K-Mart Plaza	Lake Charles, LA	50.0%	(1)(3)	225,148	Albertsons	Kmart, Planet Fitness
Danville Plaza Shopping Center	Monroe, LA	100.0%		136,368	County Market	Citi Trends, Surplus Warehouse
Louisiana Total:				361,516
Maryland
Pike Center	Washington-Arlington-Alexandria, DC-VA-MD-WV	100.0%		80,841		Pier 1, Ethan Allen
Maryland Total:				80,841
Nevada
Best in the West	Las Vegas-Henderson-Paradise, NV	100.0%		428,066		Best Buy, T. J. Maxx, Babies "R" Us, Bed Bath & Beyond, Petsmart, Office Depot
Charleston Commons Shopping Center	Las Vegas-Henderson-Paradise, NV	100.0%		366,952	Walmart	Ross Dress for Less, Office Max, 99 Cents Only, PetSmart
College Park Shopping Center	Las Vegas-Henderson-Paradise, NV	100.0%		195,367	El Super	Factory 2 U, CVS
Decatur 215	Las Vegas-Henderson-Paradise, NV	100.0%		304,720	(WinCo Foods)	(Target), Hobby Lobby, Ross Dress for Less
Eastern Horizon	Las Vegas-Henderson-Paradise, NV	100.0%		353,507	Trader Joe's, (Kmart)
Francisco Center	Las Vegas-Henderson-Paradise, NV	100.0%		148,815	La Bonita Grocery	(Ross Dress for Less), Fallas Paredes
Paradise Marketplace	Las Vegas-Henderson-Paradise, NV	100.0%		152,672	(Smith’s Food)	Dollar Tree
Rainbow Plaza	Las Vegas-Henderson-Paradise, NV	100.0%		273,916	Albertsons	Ross Dress for Less, JC Penney, Home Depot, 24 Hour Fitness
Rainbow Plaza I	Las Vegas-Henderson-Paradise, NV	100.0%		136,339	Albertsons	Ross Dress for Less, JC Penney, Home Depot, 24 Hour Fitness
Rancho Towne & Country	Las Vegas-Henderson-Paradise, NV	100.0%		161,837	Smith’s Food
Tropicana Beltway Center	Las Vegas-Henderson-Paradise, NV	100.0%		617,821	(Walmart Supercenter)	(Lowe’s), Ross Dress for Less, PetSmart, Office Depot, 99 Cents Only
Tropicana Marketplace	Las Vegas-Henderson-Paradise, NV	100.0%		142,597	(Smith’s Food)	Family Dollar

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Westland Fair	Las Vegas-Henderson-Paradise, NV	100.0%		598,213	(Walmart Supercenter)	(Lowe’s), PetSmart, Office Depot, Michaels
Nevada Total:				3,880,822
New Mexico
Eastdale Shopping Center	Albuquerque, NM	100.0%		117,006	Albertsons	Family Dollar
North Towne Plaza	Albuquerque, NM	100.0%		139,996	Whole Foods Market	Home Goods
New Mexico Total:				257,002
North Carolina
Galleria Shopping Center	Charlotte-Concord-Gastonia, NC-SC	100.0%		328,276	(Walmart Supercenter)	Off Broadway Shoes
Whitehall Commons	Charlotte-Concord-Gastonia, NC-SC	100.0%		444,803	(Walmart Supercenter), (Publix)	(Lowe's)
Bull City Market	Durham-Chapel Hill, NC	100.0%		40,875	Whole Foods Market
Chatham Crossing	Durham-Chapel Hill, NC	25.0%	(1)(3)	96,155	Lowes Foods	CVS
Hope Valley Commons	Durham-Chapel Hill, NC	100.0%		81,371	Harris Teeter
Avent Ferry Shopping Center	Raleigh, NC	100.0%		119,652	Food Lion	Family Dollar
Capital Square	Raleigh, NC	100.0%		143,063	Food Lion
Falls Pointe Shopping Center	Raleigh, NC	100.0%		198,549	Harris Teeter	(Kohl’s)
High House Crossing	Raleigh, NC	100.0%		90,155	Harris Teeter
Leesville Towne Centre	Raleigh, NC	100.0%		127,106	Harris Teeter	Rite Aid
Northwoods Shopping Center	Raleigh, NC	100.0%		77,802	Walmart Neighborhood Market	Dollar Tree
Six Forks Shopping Center	Raleigh, NC	100.0%		467,914	Food Lion	Kmart, Home Depot, Bed Bath & Beyond, PetSmart
Stonehenge Market	Raleigh, NC	100.0%		188,437	Harris Teeter	Stein Mart, Rite Aid
Wake Forest Crossing I	Raleigh, NC	100.0%		87,654	Lowes Foods	(Kohl's), T.J. Maxx, Michaels, Ross Dress for Less, Petco
Surf City Crossing	Wilmington, NC	100.0%		63,016	Harris Teeter
Waterford Village	Wilmington, NC	100.0%		89,483	Harris Teeter
North Carolina Total:				2,644,311
Oregon
Clackamas Square	Portland-Vancouver-Hillsboro, OR-WA	20.0%	(1)(3)	140,227	(Winco Foods)	T.J. Maxx
Oak Grove Market Center	Portland-Vancouver-Hillsboro, OR-WA	100.0%		97,177	Safeway
Raleigh Hills Plaza	Portland-Vancouver-Hillsboro, OR-WA	20.0%	(1)(3)	39,520	New Seasons Market	Walgreens
Oregon Total:				276,924
Tennessee
Bartlett Towne Center	Memphis, TN-MS-AR	100.0%		192,624	Kroger	Petco, Dollar Tree, Shoe Carnival
Highland Square	Memphis, TN-MS-AR	100.0%	(4)	14,490		Walgreens
Mendenhall Commons	Memphis, TN-MS-AR	100.0%		88,108	Kroger
Ridgeway Trace	Memphis, TN-MS-AR	100.0%		307,727		(Target), Best Buy, Sports Authority, PetSmart
The Commons at Dexter Lake	Memphis, TN-MS-AR	100.0%		178,558	Kroger	Stein Mart, Marshalls, HomeGoods
The Commons at Dexter Lake II	Memphis, TN-MS-AR	100.0%		66,838	Kroger	Stein Mart, Marshalls, HomeGoods
Tennessee Total:				848,345
Texas
Bell Plaza	Amarillo, TX	15.0%	(1)	130,631	United Supermarkets	Dollar Tree
Mueller Regional Retail Center	Austin-Round Rock, TX	100.0%		351,099		Marshalls, PetSmart, Bed Bath & Beyond, Home Depot, Best Buy
North Park Plaza	Beaumont-Port Arthur, TX	50.0%	(1)(3)	302,460		(Target), (Toys “R” Us), Spec's, Kirkland's
North Towne Plaza	Brownsville-Harlingen, TX	100.0%		153,000		(Lowe's)
Rock Prairie Marketplace	College Station-Bryan, TX	100.0%	(4)	4,683
Moore Plaza	Corpus Christi, TX	100.0%		599,415	(H-E-B)	Office Depot, Marshalls, (Target), Old Navy, Hobby Lobby, Stein Mart
Boswell Towne Center	Dallas-Fort Worth-Arlington, TX	100.0%		66,718	(Albertsons)
Gateway Station	Dallas-Fort Worth-Arlington, TX	70.0%	(1)	81,095		Conn's
Overton Park Plaza	Dallas-Fort Worth-Arlington, TX	100.0%		463,431	Sprouts Farmers Market	Sports Authority, PetSmart, T.J. Maxx, (Home Depot), Goody Goody Wines, buybuy BABY
Preston Shepard Place	Dallas-Fort Worth-Arlington, TX	20.0%	(1)(3)	361,832		Stein Mart, Nordstrom, Marshalls, Office Depot, Petco, Golfsmith
HEB - Dairy Ashford & Memorial	Houston-Baytown-Sugar Land, TX	100.0%	(4)	36,874	H-E-B
10-Federal Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	132,472	Sellers Bros.	Palais Royal, Harbor Freight Tools

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
1919 North Loop West	Houston-The Woodlands-Sugar Land, TX	100.0%		138,081		State of Texas
1935 West Gray	Houston-The Woodlands-Sugar Land, TX	100.0%	(4)	7,970		Pier 1
Alabama Shepherd Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		59,120	Trader Joe's	PetSmart
Baybrook Gateway	Houston-The Woodlands-Sugar Land, TX	100.0%		240,537		Ashley Furniture, Cost Plus World Market, Barnes & Noble, Michaels
Bellaire Blvd. Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		43,891	Randall’s
Blalock Market at I-10	Houston-The Woodlands-Sugar Land, TX	100.0%		97,277	99 Ranch Market
Braeswood Square Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		104,778	Belden’s	Walgreens
Broadway Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	74,604		Big Lots, Family Dollar
Citadel Building	Houston-The Woodlands-Sugar Land, TX	100.0%		121,000		Weingarten Realty Investors Corporate Office
Cullen Plaza Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	84,517	Fiesta	Family Dollar
Cypress Pointe	Houston-The Woodlands-Sugar Land, TX	100.0%		283,381	Kroger	Babies “R” Us
Fiesta Market Place	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	30,249	Fiesta
Galveston Place	Houston-The Woodlands-Sugar Land, TX	100.0%		210,370	Randall’s	Office Depot, Palais Royal, Spec's
Glenbrook Square Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	77,890	Kroger
Griggs Road Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	80,116		99 Cents Only, Family Dollar, Citi Trends
Harrisburg Plaza	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	93,438		Fallas Paredes
Heights Plaza Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		71,277	Kroger
Humblewood Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		279,226		Conn’s, Walgreens, (Michaels), (DSW)
I45/Telephone Rd.	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	171,599	Sellers Bros.	Famsa, Fallas Paredes, Harbor Freight Tools
Lawndale Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	52,127		LaMichoacana Meat Market, Family Dollar, 99 Cents Only
League City Plaza	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	126,990	Kroger
Little York Plaza Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	113,878	Sellers Bros.	Fallas Paredes
Lyons Avenue Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	67,629	Fiesta	Fallas Paredes
Market at Town Center - Sugarland	Houston-The Woodlands-Sugar Land, TX	100.0%		388,865		Old Navy, Home Goods, Marshalls, Ross Dress for Less, Nordstrom Rack, Saks Fifth Avenue OFF 5TH
Market at Westchase Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		84,084	Whole Foods Market
Northbrook Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		174,181	Randall’s	Office Depot, Citi Trends, Dollar Tree
Oak Forest Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		154,256	Kroger	Ross Dress for Less, Dollar Tree, Petsmart
Randalls Center/Kings Crossing	Houston-The Woodlands-Sugar Land, TX	100.0%		126,397	Randall’s	CVS
Richmond Square	Houston-The Woodlands-Sugar Land, TX	100.0%		92,356		Best Buy, Cost Plus
River Oaks Shopping Center - East	Houston-The Woodlands-Sugar Land, TX	100.0%		71,265	Kroger
River Oaks Shopping Center - West	Houston-The Woodlands-Sugar Land, TX	100.0%		247,673	Kroger	Barnes & Noble, Talbots, Ann Taylor, GAP, JoS. A. Bank
Shoppes at Memorial Villages	Houston-The Woodlands-Sugar Land, TX	100.0%		184,354		Rexel
Shops at Kirby Drive	Houston-The Woodlands-Sugar Land, TX	100.0%		55,460		(Toys R Us), Freebirds Burrito
Shops at Three Corners	Houston-The Woodlands-Sugar Land, TX	70.0%	(1)	277,871	Fiesta	Ross Dress for Less, PetSmart, Office Depot, Big Lots
Southgate Shopping Center	Houston-The Woodlands-Sugar Land, TX	15.0%	(1)	124,454	Food-A-Rama	CVS, Family Dollar, Palais Royal
Stella Link Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		70,087		Spec’s
The Centre at Post Oak	Houston-The Woodlands-Sugar Land, TX	100.0%		183,940		Marshalls, Old Navy, Grand Lux Café, Nordstrom Rack, Arhaus
Tomball Marketplace	Houston-The Woodlands-Sugar Land, TX	100.0%		298,857		(Academy), (Kohl's), Ross Dress For Less, Marshalls
Village Plaza at Bunker Hill	Houston-The Woodlands-Sugar Land, TX	57.8%	(1)(3)	490,734	H-E-B	PetSmart, Babies "R" Us, Academy, Nordstrom Rack
Westchase Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		361,501	Whole Foods Market	(Target), Ross Dress for Less, Golfsmith, Palais Royal, Petco
Westhill Village Shopping Center	Houston-The Woodlands-Sugar Land, TX	100.0%		130,851		Ross Dress for Less, Office Depot, 99 Cents Only

Center	CBSA (5)	Owned %	Foot Notes	GLA	Grocer Anchor ( ) indicates owned by others	Other Anchors ( ) indicates owned by others
Independence Plaza	Laredo, TX	100.0%		347,302	H-E-B	T.J. Maxx, Ross, Hobby Lobby, Petco, Ulta Beauty
North Creek Plaza	Laredo, TX	100.0%		485,463	(H-E-B)	(Target), Marshalls, Old Navy, Best Buy, Bed Bath & Beyond
Plantation Centre	Laredo, TX	100.0%		143,015	H-E-B
Las Tiendas Plaza	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	500,084		(Target), Academy, Conn’s, Ross Dress for Less, Marshalls, Office Depot
Market at Nolana	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	243,821	(Walmart Supercenter)
Market at Sharyland Place	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	301,174	(Walmart Supercenter)	Kohl's, Dollar Tree
Northcross	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	75,065		Barnes & Noble
Old Navy Building	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)(4)	15,000		Old Navy
Sharyland Towne Crossing	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	484,949	H-E-B	(Target), T.J. Maxx, Petco, Office Depot, Ross Dress for Less
South 10th St. HEB	McAllen-Edinburg-Mission, TX	50.0%	(1)(3)	103,702	H-E-B
Trenton Crossing	McAllen-Edinburg-Mission, TX	100.0%		569,881		(Target), Hobby Lobby, Ross Dress for Less, Marshalls, Petsmart
Starr Plaza	Rio Grande City, TX	50.0%	(1)(3)	176,693	H-E-B	Bealls
Fiesta Trails	San Antonio-New Braunfels, TX	100.0%		485,370	(H-E-B)	(Target), Act III Theatres, Marshalls, Office Max, Stein Mart, Petco
Parliament Square II	San Antonio-New Braunfels, TX	100.0%	(4)	54,541		Incredible Pizza
Thousand Oaks Shopping Center	San Antonio-New Braunfels, TX	15.0%	(1)	161,806	H-E-B	Bealls, Tuesday Morning
Valley View Shopping Center	San Antonio-New Braunfels, TX	100.0%		91,544		Marshalls, Dollar Tree
Texas Total:				13,070,251
Utah
Taylorsville Town Center	Salt Lake City, UT	100.0%		139,007	The Fresh Market	Rite Aid
West Jordan Town Center	Salt Lake City, UT	100.0%		304,899		(Target), Petco
Utah Total:				443,906
Washington
Meridian Town Center	Seattle-Tacoma-Bellevue, WA	20.0%	(1)(3)	143,237	(Safeway)	Jo-Ann Fabric & Craft Store, Tuesday Morning
Promenade 23	Seattle-Tacoma-Bellevue, WA	100.0%		96,860	Red Apple Grocers	Walgreens
Queen Anne Marketplace	Seattle-Tacoma-Bellevue, WA	51.0%	(1)(3)	81,385	Metropolitan Market	Bartell's Drug
Rainer Square Plaza	Seattle-Tacoma-Bellevue, WA	20.0%	(1)(3)	111,736	Safeway	Ross Dress for Less
South Hill Center	Seattle-Tacoma-Bellevue, WA	20.0%	(1)(3)	134,010		Bed Bath & Beyond, Ross Dress for Less, Best Buy
Washington Total:				567,228
Total Operating Properties				45,199,215
New Development
Maryland
Nottingham Commons	Baltimore-Columbia-Towson, MD	100.0%	(2)	13,282	MOM's Organic Market	T.J. Maxx, Petco
Maryland Total:				13,282
North Carolina
Wake Forest Crossing II	Raleigh, NC	100.0%	(2)	188,408	Lowes Foods	(Kohl's), T.J. Maxx, Michaels, Ross Dress for Less, Petco
North Carolina Total:				188,408
Virginia
Hilltop Village Center	Washington-Arlington-Alexandria, DC-VA-MD-WV	50.0%	(1)(2)	233,843	Wegmans	L.A. Fitness
Virginia Total:				233,843
Total New Developments				435,533
Operating & New Development Properties				45,634,748
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
ITEM 4. Mine Safety Disclosures
Not applicable.
PART II
ITEM 5. Market for Registrant’s Common Shares of Beneficial Interest, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common shares are listed and traded on the New York Stock Exchange under the symbol “WRI.” As of January 31, 2016, the number of holders of record of our common shares was 1,980. The closing high and low sale prices per common share as reported on the New York Stock Exchange, and dividends per share paid for the fiscal quarters indicated were as follows:

	High	Low	Dividends
2015:
Fourth	$36.24	$33.17	$.345
Third	35.56	30.43	.345
Second	36.20	32.30	.345
First	38.41	34.26	.345
2014:
Fourth	$36.96	$31.79	$.575	(1)
Third	34.47	31.28	.325
Second	32.86	30.13	.325
First	31.09	27.75	.325
___________________

(1)	Comprised of a regular dividend of $.325 per common share and a special dividend of $.25 per common share.
The following table summarizes the equity compensation plans under which our common shares may be issued as of December 31, 2015:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance
Equity compensation plans approved by shareholders	2,366,650	$27.26	1,139,623
Equity compensation plans not approved by shareholders	—	—	—
Total	2,366,650	$27.26	1,139,623

Performance Graph
The graph and table below provides an indicator of cumulative total shareholder returns for us as compared with the S&P 500 Stock Index and the FTSE NAREIT Equity Shopping Centers Index, weighted by market value at each measurement point. The graph assumes that on December 31, 2010, $100 was invested in our common shares and that all dividends were reinvested by the shareholder.
Comparison of Five Year Cumulative Return
*$100 invested on December 31, 2010 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Source: SNL Financial LC

	2011	2012	2013	2014	2015
Weingarten Realty Investors	$96.17	$123.31	$131.61	$175.60	$181.19
S&P 500 Index	102.11	118.45	156.82	178.28	180.75
FTSE NAREIT Equity Shopping Centers Index	99.27	124.11	130.31	169.35	177.34
There can be no assurance that our share performance will continue into the future with the same or similar trends depicted in the graph above. We do not make or endorse any predications as to future share performance.
In October 2015, our Board of Trust Managers approved a $200 million share repurchase plan. Under this plan, we may repurchase common shares from time-to-time in open-market or in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase plan may be suspended or discontinued at any time, and we have no obligations to repurchase any amount of our common shares under the plan. As of the date of this filing, we have not repurchased any shares under this plan.

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

	(Amounts in thousands, except per share amounts) Year Ended December 31,
	2015	2014	2013	2012	2011
Operating Data:
Revenues (primarily real estate rentals)	$512,844	$514,406	$489,195	$451,177	$428,294
Depreciation and Amortization	145,940	150,356	146,763	127,703	118,890
Impairment Loss	153	1,024	2,579	9,585	49,671
Operating Income	184,694	182,038	159,868	144,361	103,314
Interest Expense, net	87,783	94,725	96,312	106,248	130,298
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests	879	1,718	33,670	14,203	—
Equity in Earnings (Losses) of Real Estate Joint Ventures and Partnerships, net	19,300	22,317	35,112	(1,558)	7,834
(Provision) Benefit for Income Taxes	(52)	1,261	(7,046)	75	3
Income (Loss) from Continuing Operations	121,601	116,365	132,977	56,880	(14,088)
Gain on Sale of Property	59,621	146,290	762	1,004	1,304
Net Income	181,222	307,579	265,156	152,421	16,739
Net Income Adjusted for Noncontrolling Interests	174,352	288,008	220,262	146,640	15,621
Net Income (Loss) Attributable to Common Shareholders	$160,835	$277,168	$184,145	$109,210	$(19,855)
Per Share Data - Basic:
Income (Loss) from Continuing Operations Attributable to Common Shareholders	$1.31	$1.91	$.76	$.13	$(.40)
Net Income (Loss) Attributable to Common Shareholders	$1.31	$2.28	$1.52	$.90	$(.17)
Weighted Average Number of Shares - Basic	123,037	121,542	121,269	120,696	120,331
Per Share Data - Diluted:
Income (Loss) from Continuing Operations Attributable to Common Shareholders	$1.29	$1.89	$.75	$.13	$(.40)
Net Income (Loss) Attributable to Common Shareholders	$1.29	$2.25	$1.50	$.90	$(.17)
Weighted Average Number of Shares - Diluted	124,329	124,370	122,460	121,705	120,331
Balance Sheet Data:
Property (at cost)	$4,262,959	$4,076,094	$4,289,276	$4,399,850	$4,688,526
Total Assets (1)	3,901,945	3,805,915	4,212,520	4,174,875	4,578,618
Debt, net (1)	$2,113,277	$1,930,009	$2,288,435	$2,194,121	$2,522,229
Other Data:
Cash Flows from Operating Activities	$244,416	$240,769	$233,992	$227,330	$214,731
Cash Flows from Investing Activities	(120,976)	218,077	134,654	370,308	(3,745)
Cash Flows from Financing Activities	(124,461)	(527,233)	(296,674)	(591,676)	(221,203)
Cash Dividends per Common Share	1.38	1.55	1.22	1.16	1.10
Funds from Operations Attributable to Common Shareholders- Basic (2)	$258,126	$254,518	$222,732	$222,128	$173,325
___________________

(1)
Effective December 31, 2015, we adopted Accounting Standard Update ("ASU") No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." Reclassification of prior year's amounts was made to conform to the current year presentation. See Note 2 to our consolidated financial statements in Item 8 for additional information.

(2)	See Item 7 for the National Association of Real Estate Investment Trusts definition of funds from operations attributable to common shareholders.

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
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 45.6 million square feet of gross leasable area, that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 3.3% of base minimum rental revenues during 2015.
At December 31, 2015, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 232 properties, which are located in 18 states spanning the country from coast to coast.
We also owned interests in 30 parcels of land held for development that totaled approximately 24.1 million square feet at December 31, 2015.
We had approximately 5,800 leases with 3,800 different tenants at December 31, 2015. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including real estate taxes, and additional rent payments based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.
Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers in certain markets of the United States. Our strategic initiatives include: (1) raising net asset value and cash flow through quality acquisitions, redevelopments and new developments, (2) maintaining a strong, flexible consolidated balance sheet and a well-managed debt maturity schedule and (3) growing net operating income from our existing portfolio by increasing occupancy and rental rates. We believe these initiatives will keep our portfolio of properties among the strongest in our sector. Due to the recent volatility of our share price, very low capitalization rates in the market along with the uncertainty of increasing interest rates, we will continue to be very prudent in our evaluation of all investment opportunities. While we effectively completed our portfolio transformation initiative in 2014, we may consider a higher than normal volume of dispositions in 2016 if market conditions remain favorable. However, we expect our acquisitions and dispositions to be generally capital neutral for 2016.
We intend to recycle non-core operating centers that no longer meet our ownership criteria and that will provide capital for growth opportunities. During 2015, we successfully disposed of real estate assets, which were owned by us either directly or through our interest in real estate joint ventures or partnerships, with our share of aggregate gross sales proceeds totaling $126.4 million. We expect to complete dispositions in the range of $125 million to $225 million in 2016, but we can give no assurances that this will actually occur. Subsequent to December 31, 2015, we sold real estate assets with aggregate gross sales proceeds totaling $66.2 million. We have approximately $73.3 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close.
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

We intend to continue to actively seek acquisition opportunities to grow our operations. Despite substantial competition for quality opportunities, we intend to continue to identify select acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. During 2015, we acquired eight centers and other property, which are owned by us either directly or through our interest in real estate joint ventures or partnerships, with a total gross purchase price of $267.8 million. For 2016, we expect to invest in acquisitions in the range of $125 million to $225 million, but we can give no assurances that this will actually occur.
As of December 31, 2015, we held a combined 51% interest in an unconsolidated real estate joint venture that owns three centers in Colorado with total assets and debt of $43.7 million and $72.4 million, respectively. In February 2016, in exchange for our partners' aggregate 49% interest in this venture and $2.5 million in cash, we distributed one center to our partners. We will consolidate this venture as of the transaction date and re-measure our investment in this venture to its fair value, and recognize a gain, if applicable. The fair value of the acquired properties will primarily be allocated to building, land and other identifiable intangible assets and liabilities.
We intend to continue to focus on identifying new development projects as another source of growth. Although we have only seen a few viable projects, a lack of supply in new retail space, combined with an increase in supermarket sales, has driven a slight increase in new development activity and retailer interest, which we believe is a positive trend. During 2015, we invested $27.5 million in four new development projects.
In addition, we intend to continue to look for internal growth opportunities. Currently, we have 11 redevelopment projects in which we plan to invest approximately $56.2 million over the next 24 months. Additionally, during 2015, we completed seven redevelopment projects, which has added approximately 142,450 incremental square feet to the total portfolio, with an incremental investment totaling $21.7 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to average 14%.
For 2016, we expect to invest in new development and redevelopments in the range of $50 million to $100 million, but we can give no assurances that this will actually occur.
We strive to maintain a strong, conservative capital structure which should provide ready access to a variety of attractive long and short-term capital sources. We carefully balance lower cost, short-term financing with long-term liabilities associated with acquired or developed long-term assets. In May 2015, we issued $250 million of 3.85% senior unsecured notes maturing in 2025. The notes were issued at 99.23% of the principal amount with a yield to maturity of 3.94%. The net proceeds received of $246.5 million were used to reduce the amount outstanding under our $500 million unsecured revolving credit facility. Associated with this transaction, we entered into and settled two forward-starting interest rate swap contracts with an aggregate notional amount of $215 million hedging future fixed-rate debt issuances, which fixed the 10-year swap rates at 2.0% per annum. Including the impact of the gain on the settlement of the two forward-starting contracts, the all-in cost of this financing was 3.77%.
In April 2015, we called for the redemption our remaining outstanding 6.5% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest with an aggregate redemption value of $150 million, which settled on May 8, 2015 and was funded through existing resources, including cash on hand, proceeds from our ATM equity offering program, and borrowings under our revolving credit facilities. Upon the redemption of these shares, $9.7 million was reported as a deduction in arriving at net income attributable to common shareholders.
In March 2015, we entered into a $200 million unsecured term loan with floating borrowing rates at a margin above LIBOR, which have been swapped to a fixed rate of 2.5%. The term loan matures in March 2020, and we have the option to repay the loan without penalty at any time. Additionally, this loan contains an accordion feature which allows us to increase the loan amount up to an additional $100 million. We used the proceeds from the loan to repay amounts outstanding under our unsecured revolving credit facility. Additionally, we extended the maturity of an existing $66 million secured note to 2025 and reduced the interest rate associated with this note from 7.4% to 3.5% with approximately $6.1 million of debt extinguishment costs being realized. These transactions have decreased our interest costs by replacing high-cost debt with considerably lower rate debt.
In February 2015, we established an ATM equity offering program under which we may, but are not obligated to, sell up to $200 million of common shares, in amounts and at times as we determine, at prices determined by the market at the time of sale. We intend to use the net proceeds from future sales for general trust purposes, which may include reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness or repurchasing outstanding debt. As of December 31, 2015, we sold 1,128,700 shares with gross proceeds totaling $40.8 million. In October 2015, our Board of Trust Managers approved a $200 million share repurchase plan. Under this plan, we may repurchase common shares from time-to-time in open-market or in privately negotiated purchases based on management's evaluation of market conditions and other factors.

We believe that these transactions should continue to strengthen our consolidated balance sheet and further enhance our access to various sources of capital, while reducing our cost of capital. Due to the variability in the capital markets, there can be no assurance that favorable pricing and availability will be available in the future.
Operational Metrics
In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. As a result of our strong leasing activity, low tenant fallout and lack of quality retail space in the market, the operating metrics of our portfolio remained very strong in 2015 as we focused on increasing rental rates and same property net operating income ("SPNOI" and see Non-GAAP Financial Measures for additional information). Our portfolio delivered solid operating results with:

•	Occupancy of 95.1% at December 31, 2015;

•	an increase of 3.3% in SPNOI for the twelve months ended December 31, 2015 over the same period of 2014; and

•	rental rate increases of 21.2% for new leases and 9.9% for renewals were realized for the twelve months ended December 31, 2015.
Below are performance metrics associated with our signed occupancy, SPNOI growth and leasing activity on a pro rata basis:

	December 31,
	2015	2014
Anchor (space of 10,000 square feet or greater)	98.2%	98.9%
Non-Anchor	90.2%	89.8%
Total Occupancy	95.1%	95.4%

	Three Months Ended December 31, 2015	Twelve Months Ended December 31, 2015
SPNOI Growth (1)	2.1%	3.3%
_______________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to operating income within this section of Item 7.

	Number of Leases	Square Feet ('000's)	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Leasing Activity:
Three Months Ended December 31, 2015
New leases (1)	54	168	$26.63	$19.51	$35.03	36.5%
Renewals	152	514	19.53	17.58	.13	11.1%
Not comparable spaces	43	151
Total	249	833	$21.28	$18.05	$8.71	17.9%

Twelve Months Ended December 31, 2015
New leases (1)	236	669	$22.07	$18.21	$26.73	21.2%
Renewals	644	2,690	16.69	15.19	.05	9.9%
Not comparable spaces	192	556
Total	1,072	3,915	$17.76	$15.80	$5.36	12.5%
_______________

(1)	Average external lease commissions per square foot for the three and twelve months ended December 31, 2015 were $7.41 and $6.55, respectively.

While we will continue to monitor the economy and the effects on our tenants, over the long-term, we believe the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio will allow future increases to occupancy levels; however, occupancy may oscillate over the next several quarters as we continue to maximize our long-term portfolio value by repositioning some of our anchor space. A reduction in quality retail space available, as well as improving retailer demand, contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases. Leasing volume is anticipated to decline as we have less vacant space available for leasing. Our expectation is that SPNOI growth with redevelopments will average between 3.5% to 4.5% for 2016.
New Development/Redevelopment
At December 31, 2015, we had four projects under development. We have funded $110.3 million through December 31, 2015 on these projects, and we estimate our aggregate net investment upon completion to be $164.4 million. Overall, the average projected stabilized return on investment for these properties is expected to be approximately 7.8% upon completion. Effective January 1, 2016, we stabilized our development in Alexandria, Virginia, moving it to our operating property portfolio.
We have 11 redevelopment projects in which we plan to invest approximately $56.2 million over the next 24 months. Additionally, during 2015, we completed seven redevelopment projects, which has added approximately 142,450 incremental square feet to the total portfolio, with an incremental investment totaling $21.7 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to average 14%.
We had approximately $95.5 million in land held for development at December 31, 2015 that may either be developed or sold. While we are experiencing a greater interest from retailers and other market participants in our land held for development, opportunities for economically viable developments remain limited. We intend to continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains challenging.
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
Results of Operations
Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014
The following table is a summary of certain items from our Consolidated Statements of Operations, which we believe represent items that significantly changed during 2015 as compared to the same period in 2014:

	Year Ended December 31,
	2015	2014	Change	% Change
Revenues	$512,844	$514,406	$(1,562)	(0.3)%
Depreciation and amortization	145,940	150,356	(4,416)	(2.9)
General and administrative expenses	27,524	24,902	2,622	10.5
Interest expense, net	87,783	94,725	(6,942)	(7.3)
Gain on sale and acquisition of real estate joint venture and partnership interests	879	1,718	(839)	(48.8)
Equity in earnings of real estate joint ventures and partnerships, net	19,300	22,317	(3,017)	(13.5)
(Provision) benefit for income taxes	(52)	1,261	(1,313)	104.1
Revenues
The decrease in revenues of $1.6 million is primarily attributable to our dispositions in 2015 and 2014 that totaled $37.6 million and slight changes in occupancy, which is offset by an increase in rental rates and $23.1 million from our acquisitions and redevelopment and new development completions.

Depreciation and Amortization
The decrease of $4.4 million is primarily attributable to the acceleration of depreciation totaling $3.6 million in 2014 for a redevelopment project and our dispositions in 2015 and 2014, which is offset by acquisitions, new development completions and other capital activities.
General and Administrative Expenses
The increase in general and administrative expenses of $2.6 million is primarily attributable to consulting and maintenance costs associated with a new enterprise resource planning system; consulting costs related to the new tangible property regulations property review; and a reduction in the capitalization allocation of overhead primarily associated with our leasing department.
Interest Expense, net
Net interest expense decreased $6.9 million or 7.3%. The components of net interest expense were as follows (in thousands):

	Year Ended December 31,
	2015	2014
Gross interest expense	$82,385	$93,533
Extinguishment of debt	6,100	2,193
Amortization of debt deferred costs, net	3,333	3,247
Over-market mortgage adjustment	(783)	(946)
Capitalized interest	(3,252)	(3,302)
Total	$87,783	$94,725
Gross interest expense totaled $82.4 million in 2015, down $11.1 million or 11.9% from 2014. The decrease in gross interest expense is primarily attributable to a reduction in both the weighted average debt outstanding and interest rates as a result of various maturities of higher-rate debt and the issuance of lower-rate unsecured notes, including a term loan. In 2015, the weighted average debt outstanding was $2.0 billion at a weighted average interest rate of 4.2% as compared to $2.1 billion outstanding at a weighted average interest rate of 4.7% in the same period of 2014. The increase in extinguishment of debt of $3.9 million is attributable primarily to $6.1 million in 2015 associated with the refinancing of a $66 million secured note and $1.2 million in 2014 associated with the redemption of 8.1% senior unsecured notes.
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests
The gain in 2015 is primarily attributable to our return of equity associated with an unconsolidated joint venture's disposition of its real estate property as compared to the gain in 2014 associated with the partial disposition of an unconsolidated real estate joint venture interest.
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
The decrease of $3.0 million is primarily attributable to the reduction in our share of the gain on sale associated with the disposition of centers in 2015 and 2014.
(Provision) Benefit for Income Taxes
The increase of $1.3 million in the provision for income taxes is attributable to the realization of a $2.1 million tax benefit in 2014 associated with the sale of unimproved land in our taxable REIT subsidiary, which was previously impaired and did not recur in 2015. Additionally, Texas franchise taxes decreased from the prior year as a result of a reduction in both the tax rate and our apportionment percentage.

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
Interest Expense, net
Net interest expense decreased $1.6 million or 1.6%. The components of net interest expense were as follows (in thousands):

	Year Ended December 31,
	2014	2013
Gross interest expense (1)	$98,973	$108,333
Over-market mortgage adjustment	(946)	(9,618)
Capitalized interest	(3,302)	(2,403)
Total	$94,725	$96,312
_______________

(1)	Includes cost associated with the extinguishment of debt and the net amortization of debt deferred costs in the respective periods.
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
Economic Conditions
Underlying economic fundamentals continue to show positive, albeit slow, gains as the economic recovery continues to stabilize. Consumer confidence continues to fluctuate, although it is generally positive in a number of markets as oil prices decline and the labor market improves. Furthermore, personal income and housing prices are continuing to increase in our primary markets. We believe there is a direct correlation between housing wealth and consumption, and we expect rebounding home prices will further strengthen retail fundamentals, including rent growth and net operating income. Our focus on supermarket-anchored centers in densely populated major metropolitan areas should position our portfolio to capitalize on the improving retail landscape.
With respect to Houston and other markets that are energy dependent, the reduction in oil prices is having a negative impact on the local economy and is adversely affecting the office and multifamily real estate sectors. An extended duration of this low oil price environment could impact the performance of our centers; however, our transformation strategy resulted in the sale of most of our lower quality assets in Houston and other energy dependent markets, which we believe reduces the potential negative impact to us of low oil prices.
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
Capital Resources and Liquidity
Our primary operating liquidity needs are paying our share dividends, maintaining and operating our existing properties, paying our debt service costs, excluding debt maturities, and funding capital expenditures. Under our 2016 business plan, cash flows from operating activities are expected to meet these planned capital needs.
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
As of December 31, 2015, we had an available borrowing capacity of $355.2 million under our unsecured revolving credit facility, and our debt maturities for 2016 total $161.9 million. We repaid $90 million of medium term notes during 2015, which was funded through our unsecured revolving credit facility.
In May 2015, we issued $250 million of 3.85% senior unsecured notes maturing in 2025. The notes were issued at 99.23% of the principal amount with a yield to maturity of 3.94%. The net proceeds received of $246.5 million were used to reduce the amount outstanding under our $500 million unsecured revolving credit facility. Associated with this transaction, we entered into and settled two forward-starting interest rate swap contracts with an aggregate notional amount of $215 million hedging future fixed-rate debt issuances, which fixed the 10-year swap rates at 2.0% per annum.

In March 2015, we entered into a $200 million unsecured term loan with floating borrowing rates at a margin above LIBOR, which have been swapped to a fixed rate of 2.5%. The term loan matures in March 2020, and we have the option to repay the loan without penalty at any time. Additionally, this loan contains an accordion feature which allows us to increase the loan amount up to an additional $100 million. We used the proceeds from the loan to repay amounts outstanding under our unsecured revolving credit facility.
In April 2015, we called for the redemption our remaining outstanding 6.5% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest with an aggregate redemption value of $150 million, which settled on May 8, 2015 and was funded through existing resources, including cash on hand, proceeds from our ATM equity offering program, and borrowings under our revolving credit facilities.
In October 2015, our Board of Trust Managers approved a $200 million share repurchase plan. Under this plan, we may repurchase common shares from time-to-time in open-market or in privately negotiated purchases based on management's evaluation of market conditions and other factors.
In February 2015, we established an ATM equity offering program under which we may, but are not obligated to, sell up to $200 million of common shares, in amounts and at times as we determine, at prices determined by the market at the time of sale. We intend to use the net proceeds from future sales for general trust purposes, which may include reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness or repurchasing outstanding debt. As of December 31, 2015, we received gross proceeds of $40.8 million for common shares sold under this ATM equity offering program.
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
During 2015, aggregate gross sales proceeds from our dispositions totaled $126.4 million, which were owned by us either directly or through our interest in real estate joint ventures or partnerships. Operating cash flows from dispositions are included in net cash from operating activities in our Consolidated Statements of Cash Flows, while proceeds from dispositions are included as investing activities.
We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. Off-balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $345.2 million, of which our pro rata ownership is $145.7 million, at December 31, 2015. Scheduled principal mortgage payments on this debt, excluding deferred debt costs and non-cash related items totaling $(.1) million, at 100% are as follows (in millions):

2016	$154.1
2017	56.8
2018	6.3
2019	6.6
2020	93.1
Thereafter	28.4
Total	$345.3
We hedge the future cash flows of certain debt transactions, as well as changes in the fair value of our debt instruments, principally through interest rate swap contracts with major financial institutions. We generally have the right to sell or otherwise dispose of our assets except in certain cases where we are required to obtain our joint venture partners’ consent or a third party consent for assets held in special purpose entities that are 100% owned by us.
Investing Activities
Acquisitions
During 2015, we acquired eight centers and other property with an aggregate gross purchase price of $267.8 million, which are owned by us either directly or through our interest in real estate joint ventures or partnerships.

Dispositions
During 2015, we sold 15 centers and other property, including real estate assets through our interest in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions totaled $126.4 million and generated our share of the gains of approximately $61.9 million.
New Development
At December 31, 2015, we had four projects under development with a total square footage of approximately .6 million, of which we have funded $110.3 million through December 31, 2015 on these projects. Upon completion, we expect our aggregate net investment in these projects to be $164.4 million. Effective January 1, 2016, we stabilized our development in Alexandria, Virginia, moving it to our operating property portfolio.
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
Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Acquisitions	$249,039	$43,587
Tenant Improvements	31,248	24,432
New Development	26,077	47,402
Capital Improvements	13,806	15,202
Other (includes certain redevelopment costs)	12,571	14,681
Total	$332,741	$145,304
The increase in capital expenditures is attributable primarily to the 2015 acquisition activity. The decrease in new development is attributable primarily to the acquisition of two new development projects in 2014 with no such activity in 2015.
For 2016, we anticipate our acquisitions to total between $125 million and $225 million, but we can give no assurances that this will actually occur. Our new development and redevelopment investment for 2016 is estimated to be approximately $50 million to $100 million. For 2016, capital and tenant improvements is expected to be consistent with 2015 expenditures. No assurances can be provided that our planned capital activities will occur. Further, we have entered into commitments aggregating $63.9 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our unsecured revolving credit facility.
Capital expenditures for additions described above relate to cash flows from investing activities as follows(in thousands):

	Year Ended December 31,
	2015	2014
Acquisition of real estate and land	$221,779	$43,587
Development and capital improvements	83,702	100,926
Real estate joint ventures and partnerships - Investments	27,260	791
Total	$332,741	$145,304
Capitalized soft costs, including payroll and other general and administrative costs, interest and real estate taxes, totaled $10.9 million and $10.7 million for the year ended December 31, 2015 and 2014, respectively.

Financing Activities
Debt
Total debt outstanding was $2.1 billion at December 31, 2015 and included $1.9 billion which bears interest at fixed rates and $243.6 million, including the effect of $63.7 million of interest rate swap contracts, which bears interest at variable rates. Additionally, of our total debt, $462.8 million was secured by operating centers while the remaining $1.7 billion was unsecured.
At December 31, 2015, we have a $500 million unsecured revolving credit facility which expires in April 2017 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At December 31, 2015, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 105 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million. As of January 31, 2016, we had $130.0 million outstanding, and the available balance was $365.2 million, net of $4.8 million in outstanding letters of credit.
Effective March 2015, we entered into an agreement with a bank for an unsecured short-term facility totaling $20 million that we maintain for cash management purposes which matures in March 2016. The facility provides for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin and facility fee of 125 and 10 basis points, respectively. As of January 31, 2016, we had no amounts outstanding.
For the year ended December 31, 2015, the maximum balance and weighted average balance outstanding under both facilities combined were $244.5 million and $100.5 million, respectively, at a weighted average interest rate of 0.9%.
In May 2015, we issued $250 million of 3.85% senior unsecured notes maturing in 2025. The notes were issued at 99.23% of the principal amount with a yield to maturity of 3.94%. The net proceeds received of $246.5 million were used to reduce the amount outstanding under our $500 million unsecured revolving credit facility.
In March 2015, we entered into a $200 million unsecured term loan with floating borrowing rates at a margin above LIBOR, which have been swapped to a fixed rate of 2.5%. The term loan matures in March 2020, and we have the option to repay the loan without penalty at any time. Additionally, this loan contains an accordion feature which allows us to increase the loan amount up to an additional $100 million. We used the proceeds from the loan to repay amounts outstanding under our unsecured revolving credit facility.
During 2015, we repaid $90 million of medium term notes, which was funded through our unsecured revolving credit facility. Additionally, we amended an existing $66 million secured note by extending the maturity to 2025 and by reducing the interest rate from 7.4% to 3.5%. In connection with this transaction, we have recorded $6.1 million of debt extinguishment costs.
Our five most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of December 31, 2015.
Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at December 31, 2015:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	44.0%
Secured Debt to Asset Ratio	Less than 40.0%	9.6%
Annual Service Charge Ratio	Greater than 1.5	4.1
Unencumbered Asset Test	Greater than 150%	227.4%
At December 31, 2015, we had two interest rate swap contracts, maturing through October 2017, with an aggregate notional amount of $63.7 million that were designated as fair value hedges and convert fixed interest payments at rates of 7.5% to variable interest payments ranging from 4.41% to 4.44%.

At December 31, 2015, we had three interest rate swap contracts with an aggregate notional amount of $200.0 million that were designated as cash flow hedges. These contracts mature through March 2020 and fixed the interest rate at 1.5%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
During 2015, we entered into and settled two forward-starting interest rate swap contracts with an aggregate notional amount of $215 million hedging future fixed-rate debt issuances. These contracts fixed the 10-year swap rates at 2.0% per annum. Upon settlement of these contracts, we received $5.0 million resulting in a gain in accumulated other comprehensive loss.
We could be exposed to losses in the event of nonperformance by the counter-parties related to our interest rate swap contracts; however, management believes such nonperformance is unlikely.
Equity
Our Board of Trust Managers approved an increase in our quarterly dividend rate for our common shares from $.345 to $.365 per share commencing with the first quarter 2016 distribution. Common and preferred dividends paid totaled $174.6 million during 2015. Our dividend payout ratio (as calculated as dividends paid on common shares divided by funds from operations attributable to common shareholders (“FFO”) - basic) for the year ended December 31, 2015 approximated 66.2%. FFO - basic for the year ended December 31, 2015 included the following transactions: the extinguishment of debt costs and other non-cash items.
In April 2015, we called for the redemption our remaining outstanding 6.5% Series F Cumulative Redeemable Preferred Shares of Beneficial Interest with an aggregate redemption value of $150 million, which settled on May 8, 2015 and was funded through existing resources, including cash on hand, proceeds from our ATM equity offering program, and borrowings under our revolving credit facilities. Upon the redemption of these shares, $9.7 million was reported as a deduction in arriving at net income attributable to common shareholders.
In February 2015, we established an ATM equity offering program under which we may, but are not obligated to, sell up to $200 million of common shares, in amounts and at times as we determine, at prices determined by the market at the time of sale. We intend to use the net proceeds from future sales for general trust purposes, which may include reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness or repurchasing outstanding debt. As of the date of this filing, $159.2 million of common shares remained available for sale under this ATM equity offering program.
In October 2015, our Board of Trust Managers approved a $200 million share repurchase plan. Under this plan, we may repurchase common shares from time-to-time in open-market or in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase plan may be suspended or discontinued at any time, and we have no obligations to repurchase any amount of our common shares under the plan. As of the date of this filing, we have not repurchased any shares under this plan.
We have an effective universal shelf registration statement which expires in September 2017. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.

Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $63.9 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of December 31, 2015 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Mortgages and Notes Payable (1)
Unsecured Debt	$143,134	$75,209	$208,207	$48,759	$244,374	$1,262,584	$1,982,267
Secured Debt	110,983	136,255	63,374	64,778	41,477	126,845	543,712
Lease Payments	3,007	3,016	2,980	2,916	2,681	116,249	130,849
Other Obligations (2)	62,571	59,049	—	—	—	—	121,620
Total Contractual Obligations	$319,695	$273,529	$274,561	$116,453	$288,532	$1,505,678	$2,778,448

_______________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at December 31, 2015, excluding the effect of interest rate swaps. Also, excludes a $69.8 million debt service guaranty liability. See Note 6 for additional information.

(2)
Other obligations include income and real estate tax payments, commitments associated with our secured debt and other employee payments. Included in 2016, is the estimated contribution to our pension plan, which meets or exceeds the minimum statutory funding requirements. See Note 18 for additional information. Included in 2017 is a purchase obligation of $24.0 million. See Note 20 for additional information.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Sheridan Redevelopment Agency ("Agency") issued Series A bonds used for an urban renewal project, of which $69.8 million remain outstanding at December 31, 2015. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee ("PIF") to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our consolidated financial statements as of December 31, 2015.
Off Balance Sheet Arrangements
As of December 31, 2015, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $4.8 million were outstanding under the unsecured revolving credit facility at December 31, 2015.
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

As of December 31, 2015, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the profitability of the entity. Our maximum risk of loss associated with this VIE was limited to $11.0 million at December 31, 2015.
We are working with a developer of a mixed-use project in the state of Washington and have executed an agreement to purchase the retail portion of the project for approximately $24.0 million at closing, which is estimated to be in early 2017.
We have a real estate limited partnership agreement with a foreign institutional investor with a remaining potential obligation to purchase up to approximately $46 million through March 31, 2016. Our ownership in this unconsolidated real estate limited partnership is 51%. As of December 31, 2015, two centers have been purchased.
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

FFO is calculated as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income attributable to common shareholders	$160,835	$277,168	$184,145
Depreciation and amortization	143,067	145,660	152,075
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	14,451	14,793	17,550
Impairment of operating properties and real estate equity investments	153	895	457
Impairment of operating properties of unconsolidated real estate joint ventures and partnerships	1,497	305	366
Gain on acquisition including associated real estate equity investment	—	—	(20,234)
Gain on sale of property and interests in real estate equity investments	(60,309)	(179,376)	(95,675)
Gain on dispositions of unconsolidated real estate joint ventures and partnerships	(1,558)	(4,919)	(15,951)
Other	(10)	(8)	(1)
Funds from operations attributable to common shareholders – basic	258,126	254,518	222,732
Income attributable to operating partnership units	1,903	2,171	1,780
Funds from operations attributable to common shareholders – diluted	$260,029	$256,689	$224,512

Weighted average shares outstanding – basic	123,037	121,542	121,269
Effect of dilutive securities:
Share options and awards	1,292	1,331	1,191
Operating partnership units	1,472	1,497	1,554
Weighted average shares outstanding – diluted	125,801	124,370	124,014

Funds from operations attributable to common shareholders per common share – basic	$2.10	$2.09	$1.84

Funds from operations attributable to common shareholders per common share – diluted	$2.07	$2.06	$1.81
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

	Three Months Ended December 31, 2015	Twelve Months Ended December 31, 2015
Beginning of the period	210	218
Properties added:
Acquisitions	—	4
New Developments	—	1
Redevelopments	—	1
Properties removed:
Dispositions	(4)	(13)
Redevelopments	—	(5)
End of the period	206	206
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

	Three Months Ended December 31,		Twelve Months Ended December 31,
	2015	2014	2015	2014
Operating Income	$45,578	$43,969	$184,694	$182,038
Less:
Revenue adjustments (1)	(2,870)	(2,259)	(11,973)	(7,213)
Add:
Property management fees	665	662	2,928	2,847
Depreciation and amortization	37,011	36,408	145,940	150,356
Impairment loss	—	1,024	153	1,024
General and administrative	7,503	7,023	27,524	24,902
Acquisition costs	303	185	968	254
Other (2)	188	98	471	570
Net Operating Income	88,378	87,110	350,705	354,778
Less: NOI related to consolidated entities not defined as same property and noncontrolling interests	(9,708)	(9,811)	(36,686)	(50,255)
Add: Pro rata share of unconsolidated entities defined as same property	9,475	9,059	37,829	36,182
Same Property Net Operating Income	$88,145	$86,358	$351,848	$340,705
___________________

(1)	Revenue adjustments consist primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.

(2)	Other includes items such as environmental abatement costs and demolition expenses.

Newly Issued Accounting Pronouncements
See Note 2 to our consolidated financial statements in Item 8 for additional information related to recent accounting pronouncements.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At December 31, 2015, we had fixed-rate debt of $1.9 billion and variable-rate debt of $243.6 million, after adjusting for the net effect of $63.7 million notional amount of interest rate contracts. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $2.4 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $2.4 million and $128.4 million, respectively.

ITEM 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Weingarten Realty Investors
Houston, Texas
We have audited the accompanying consolidated balance sheets of Weingarten Realty Investors and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Weingarten Realty Investors and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Notes 2 and 14 to the consolidated financial statements, the Company has changed its method of accounting for and disclosure of discontinued operations for the year ended December 31, 2014 due to the adoption of Accounting Standards Update 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity."
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Houston, Texas
February 24, 2016

WEINGARTEN REALTY INVESTORS CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Rentals, net	$502,464	$503,128	$477,340
Other	10,380	11,278	11,855
Total	512,844	514,406	489,195
Expenses:
Depreciation and amortization	145,940	150,356	146,763
Operating	94,244	95,318	97,099
Real estate taxes, net	60,289	60,768	57,515
Impairment loss	153	1,024	2,579
General and administrative	27,524	24,902	25,371
Total	328,150	332,368	329,327
Operating Income	184,694	182,038	159,868
Interest Expense, net	(87,783)	(94,725)	(96,312)
Interest and Other Income, net	4,563	3,756	7,685
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests	879	1,718	33,670
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	19,300	22,317	35,112
(Provision) Benefit for Income Taxes	(52)	1,261	(7,046)
Income from Continuing Operations	121,601	116,365	132,977
Operating Income from Discontinued Operations	—	342	12,214
Gain on Sale of Property from Discontinued Operations	—	44,582	119,203
Income from Discontinued Operations	—	44,924	131,417
Gain on Sale of Property	59,621	146,290	762
Net Income	181,222	307,579	265,156
Less: Net Income Attributable to Noncontrolling Interests	(6,870)	(19,571)	(44,894)
Net Income Adjusted for Noncontrolling Interests	174,352	288,008	220,262
Dividends on Preferred Shares	(3,830)	(10,840)	(18,173)
Redemption Costs of Preferred Shares	(9,687)	—	(17,944)
Net Income Attributable to Common Shareholders	$160,835	$277,168	$184,145
Earnings Per Common Share - Basic:
Income from continuing operations attributable to common shareholders	$1.31	$1.91	$.76
Income from discontinued operations	—	.37	.76
Net income attributable to common shareholders	$1.31	$2.28	$1.52
Earnings Per Common Share - Diluted:
Income from continuing operations attributable to common shareholders	$1.29	$1.89	$.75
Income from discontinued operations	—	.36	.75
Net income attributable to common shareholders	$1.29	$2.25	$1.50
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)

	Year Ended December 31,
	2015	2014	2013
Net Income	$181,222	$307,579	$265,156
Other Comprehensive Income (Loss):
Net unrealized (loss) gain on investments, net of taxes	(99)	354	340
Realized gain on investments	—	(38)	—
Realized gain on derivatives	5,007	—	5,893
Net unrealized (loss) gain on derivatives	(3,061)	131	530
Amortization of loss on derivatives and designated hedges	2,798	2,052	2,299
Retirement liability adjustment	147	(10,733)	11,479
Total	4,792	(8,234)	20,541
Comprehensive Income	186,014	299,345	285,697
Comprehensive Income Attributable to Noncontrolling Interests	(6,870)	(19,571)	(44,894)
Comprehensive Income Adjusted for Noncontrolling Interests	$179,144	$279,774	$240,803
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONSOLIDATED BALANCE SHEETS (In thousands, except per share amounts)

	December 31,
	2015	2014
ASSETS
Property	$4,262,959	$4,076,094
Accumulated Depreciation	(1,087,642)	(1,028,619)
Property Held for Sale, net	34,363	3,670
Property, net *	3,209,680	3,051,145
Investment in Real Estate Joint Ventures and Partnerships, net	267,041	257,156
Total	3,476,721	3,308,301
Unamortized Lease Costs, net	137,609	130,649
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $6,072 in 2015 and $7,680 in 2014) *	84,782	77,781
Cash and Cash Equivalents *	22,168	23,189
Restricted Deposits and Mortgage Escrows	3,074	79,998
Other, net	177,591	185,997
Total Assets	$3,901,945	$3,805,915
LIABILITIES AND EQUITY
Debt, net *	$2,113,277	$1,930,009
Accounts Payable and Accrued Expenses	112,205	112,479
Other, net	131,453	124,484
Total Liabilities	2,356,935	2,166,972
Commitments and Contingencies	—	—
Equity:
Shareholders' Equity:
Preferred Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 10,000
6.5% Series F cumulative redeemable preferred shares of beneficial interest; 140 shares issued; no shares outstanding in 2015 and 60 shares outstanding in 2014; liquidation preference $150,000 in 2014	—	2
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 123,951 in 2015 and 122,489 in 2014	3,744	3,700
Additional Paid-In Capital	1,616,242	1,706,880
Net Income Less Than Accumulated Dividends	(222,880)	(212,960)
Accumulated Other Comprehensive Loss	(7,644)	(12,436)
Total Shareholders' Equity	1,389,462	1,485,186
Noncontrolling Interests	155,548	153,757
Total Equity	1,545,010	1,638,943
Total Liabilities and Equity	$3,901,945	$3,805,915
* Consolidated variable interest entities' assets held as collateral and debt included in the above balances (see Note 21):
Property, net	$46,610	$47,085
Accrued Rent and Accounts Receivable, net	2,937	2,576
Cash and Cash Equivalents	8,188	12,189
Debt, net	47,919	97,223
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net Income	$181,222	$307,579	$265,156
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,940	150,616	157,665
Amortization of debt deferred costs and intangibles, net	2,650	3,641	(7,518)
Impairment loss	153	1,024	2,815
Equity in earnings of real estate joint ventures and partnerships, net	(19,300)	(22,317)	(35,112)
Gain on sale and acquisition of real estate joint venture and partnership interests	(879)	(1,718)	(33,670)
Gain on sale of property	(59,621)	(190,872)	(119,965)
Distributions of income from real estate joint ventures and partnerships, net	1,216	4,058	3,498
Changes in accrued rent and accounts receivable, net	(8,116)	(3,494)	(4,606)
Changes in unamortized lease costs and other assets, net	(14,617)	(16,299)	(19,587)
Changes in accounts payable, accrued expenses and other liabilities, net	4,184	2,890	18,420
Other, net	11,584	5,661	6,896
Net cash provided by operating activities	244,416	240,769	233,992
Cash Flows from Investing Activities:
Acquisition of real estate and land	(221,779)	(43,587)	(105,765)
Development and capital improvements	(83,702)	(100,926)	(76,992)
Proceeds from sale of property and real estate equity investments, net	101,866	351,224	282,705
Change in restricted deposits and mortgage escrows	76,574	(75,299)	39,505
Notes receivable from real estate joint ventures and partnerships and other receivables - Advances	—	—	(289)
Notes receivable from real estate joint ventures and partnerships and other receivables - Collections	—	10,336	19,411
Real estate joint ventures and partnerships - Investments	(30,053)	(5,223)	(26,241)
Real estate joint ventures and partnerships - Distributions of capital	35,341	31,260	59,932
Purchase of investments	—	(3,000)	(58,836)
Proceeds from investments	1,250	51,788	—
Other, net	(473)	1,504	1,224
Net cash (used in) provided by investing activities	(120,976)	218,077	134,654
Cash Flows from Financing Activities:
Proceeds from issuance of debt	448,083	4,500	573,542
Principal payments of debt	(240,505)	(508,997)	(449,629)
Changes in unsecured credit facilities	(39,500)	189,000	(66,000)
Proceeds from issuance of common shares of beneficial interest, net	42,572	7,987	5,968
Redemption of preferred shares of beneficial interest	(150,000)	—	(275,000)
Common and preferred dividends paid	(174,628)	(199,343)	(165,900)
Debt issuance and extinguishment costs paid	(9,878)	(463)	(6,716)
Distributions to noncontrolling interests	(5,478)	(21,055)	(20,151)
Contributions from noncontrolling interests	1,318	980	106,613
Other, net	3,555	158	599
Net cash used in financing activities	(124,461)	(527,233)	(296,674)
Net (decrease) increase in cash and cash equivalents	(1,021)	(68,387)	71,972
Cash and cash equivalents at January 1	23,189	91,576	19,604
Cash and cash equivalents at December 31	$22,168	$23,189	$91,576
Interest paid during the period (net of amount capitalized of $3,252, $3,302 and $2,403, respectively)	$79,580	$91,277	$106,918
Income taxes paid during the period	$1,474	$1,705	$1,860
See Notes to Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)
Year Ended December 31, 2015, 2014 and 2013

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2013	$7	$3,663	$1,934,183	$(335,980)	$(24,743)	$163,025	$1,740,155
Net income				220,262		44,894	265,156
Redemption of preferred shares	(5)		(257,051)	(17,944)			(275,000)
Shares issued under benefit plans		20	13,588				13,608
Dividends paid – common shares				(148,702)			(148,702)
Dividends paid – preferred shares				(17,198)			(17,198)
Distributions to noncontrolling interests						(20,151)	(20,151)
Contributions from noncontrolling interests						106,613	106,613
Acquisitions of noncontrolling interests			(16,177)			16,177	—
Other comprehensive income					20,541		20,541
Other, net			4,686	(975)		(755)	2,956
Balance, December 31, 2013	2	3,683	1,679,229	(300,537)	(4,202)	309,803	1,687,978
Net income				288,008		19,571	307,579
Shares issued under benefit plans		17	15,881				15,898
Dividends paid – common shares				(189,591)			(189,591)
Dividends paid – preferred shares				(9,752)			(9,752)
Distributions to noncontrolling interests						(21,055)	(21,055)
Contributions from noncontrolling interests						980	980
Acquisition of noncontrolling interests			11,015			(11,015)	—
Disposition of noncontrolling interests						(144,263)	(144,263)
Other comprehensive loss					(8,234)		(8,234)
Other, net			755	(1,088)		(264)	(597)
Balance, December 31, 2014	2	3,700	1,706,880	(212,960)	(12,436)	153,757	1,638,943
Net income				174,352		6,870	181,222
Redemption of preferred shares	(2)		(140,311)	(9,687)			(150,000)
Issuance of common shares, net		34	40,294				40,328
Shares issued under benefit plans		10	8,989				8,999
Shares issued in exchange for noncontrolling interests			111			(111)	—
Dividends paid – common shares				(170,755)			(170,755)
Dividends paid – preferred shares				(3,873)			(3,873)
Distributions to noncontrolling interests						(5,478)	(5,478)
Contributions from noncontrolling interests						1,318	1,318
Other comprehensive income					4,792		4,792
Other, net			279	43		(808)	(486)
Balance, December 31, 2015	$—	$3,744	$1,616,242	$(222,880)	$(7,644)	$155,548	$1,545,010

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
We operate a portfolio of neighborhood and community shopping centers, totaling approximately 45.6 million square feet of gross leaseable area, that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 3.3% of base minimum rental revenues during 2015. Net operating income from continuing operations generated by our centers located in Houston and its surrounding areas was 17.9% of total net operating income from continuing operations for the year ended December 31, 2015, and an additional 10.2% of net operating income from continuing operations was generated in 2015 from centers that are located in other parts of Texas.
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
Property identified for sale is reviewed to determine if it qualifies as held for sale based on the following criteria: management has approved and is committed to the disposal plan, the assets are available for immediate sale, an active plan is in place to locate a buyer, the sale is probable and expected to qualify as a completed sale within a year, the sales price is reasonable in relation to the current fair value, and it is unlikely that significant changes will be made to the sales plan or that the sales plan will be withdrawn. Upon qualification, these properties are segregated and classified as held for sale at the lower of cost or fair value less costs to sell. Prior to April 1, 2014, the disposed property's related operating results were reclassified into discontinued operations. Upon the adoption of new guidance, as of April 1, 2014, our individual property disposals no longer qualify for discontinued operations presentation; thus, the results of these disposals remain in income from continuing operations and any associated gains are included in gain on sale of property.
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
Unamortized Lease Costs, net
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
Our restricted deposits and mortgage escrows consists of the following (in thousands):

	December 31,
	2015	2014
Restricted cash (1)	$1,952	$77,739
Mortgage escrows	1,122	2,259
Total	$3,074	$79,998
___________________

(1)	The decrease between the periods presented is primarily attributable to the use of $77.4 million from a qualified escrow account for the purpose of completing like-kind exchange transactions.
Other Assets, net
Other assets include an asset related to the debt service guaranty (see Note 6 for further information), tax increment revenue bonds, investments, investments held in a grantor trust, deferred tax assets, prepaid expenses, interest rate derivatives, the value of above-market leases and the related accumulated amortization, deferred debt costs associated with our revolving credit facilities and other miscellaneous receivables. Investments held in a grantor trust and investments in mutual funds are adjusted to fair value at each period with changes included in our Consolidated Statements of Operations. The value of our investments in mutual funds approximates the cost basis. Investments held to maturity are carried at amortized cost and are adjusted using the interest method for amortization of premiums and accretion of discounts. Our tax increment revenue bonds have been classified as held to maturity and are recorded at amortized cost offset by a recognized credit loss (see Note 22 for further information). Above-market leases are amortized as adjustments to rental revenues over terms of the acquired leases. Deferred debt costs, including those classified in debt, are amortized primarily on a straight-line basis, which approximates the effective interest rate method, over the terms of the debt. Other miscellaneous receivables have a reserve applied to the carrying amount when it becomes apparent that conditions exist that may lead to our inability to fully collect on outstanding amounts due. Such conditions include delinquent or late payments on receivables, deterioration in the ongoing relationship with the borrower and other relevant factors. We would establish a reserve when expected loss conditions exist by reviewing the borrower’s ability to generate revenues to meet debt service requirements and assessing the fair value of any collateral.
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

Cash Flow Hedges of Interest Rate Risk:
Our objective in using interest rate derivatives is to add stability to interest expense and to manage our exposure to interest rate movements. To accomplish this objective, we primarily use interest rate swap contracts as part of our interest rate risk management strategy. Interest rate swap contracts designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.
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
Fair Value Hedges of Interest Rate Risk:
We are exposed to changes in the fair value of certain of our fixed-rate obligations due to changes in benchmark interest rates, such as LIBOR. We use interest rate derivatives to manage our exposure to changes in fair value on these instruments attributable to changes in the benchmark interest rate. Interest rate swap contracts designated as fair value hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for us making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. Changes in the fair value of interest rate contracts designated as fair value hedges, as well as changes in the fair value of the related debt being hedged, are recorded in earnings each reporting period.
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
The Tax Relief Extension Act of 1999 gave REITs the ability to conduct activities which a REIT was previously precluded from doing as long as such activities are performed in entities which have elected to be treated as taxable REIT subsidiaries under the IRS code. These activities include buying or developing properties with the express purpose of selling them. We conduct certain of these activities in a taxable REIT subsidiary that we have created. We calculate and record income taxes in our consolidated financial statements based on the activities in this entity. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between our carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carry-forwards. These are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance for deferred tax assets is established for those assets when we do not consider the realization of such assets to be more likely than not.
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

Share-Based Compensation
We have share option and restricted share award plans. In November 2011, we announced changes to the long-term incentive program under our Amended and Restated 2010 Long-Term Incentive Plan ("2011 Program Changes"). Currently, grants of awards will incorporate both service-based and market-based measures for restricted share awards to promote share ownership among the participants and to emphasize the importance of total shareholder return. The terms of each grant vary depending upon the participant's responsibilities and position within the Company. All awards are recorded at fair value on the date of grant and earn dividends throughout the vesting period. Compensation expense is measured at the grant date and recognized over the vesting period. All share awards are awarded subject to the participant’s continued employment with us.
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

•
Market-based awards vest based upon the performance metrics at the end of a three-year period. These awards are based 50% on our three-year relative total shareholder return (“TSR”) as compared to the FTSE NAREIT U.S. Shopping Center Index. The other 50% is tied to our three-year absolute TSR. At the end of a three-year period, the performance measures are analyzed; the actual number of shares earned is determined; and the earned shares and the accumulated dividends vest. The probability of meeting the market criteria is considered when calculating the estimated fair value on the date of grant using a Monte Carlo simulation. These awards are accounted for as awards with market criteria, with compensation cost recognized over the service period, regardless of whether the market criteria are achieved and the awards are ultimately earned and vest.

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
Defined Benefit Plan:
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
The selection of investment options is determined using criteria based on the following characteristics: fund history, relative performance, investment style, portfolio structure, manager tenure, minimum assets, expenses and operation considerations. Investment options selected for use in the plan are reviewed at least on a semi-annual basis to evaluate material changes from the selection criteria. Asset allocation is used to determine how the investment portfolio should be split between stocks, bonds and cash. The asset allocation decision is influenced by investment time horizon; risk tolerance; and investment return objectives. The primary factor in establishing asset allocation is demographics of the plan, including attained age and future service. A broad market diversification model is used in considering all these factors, and the percentage allocation to each investment category may also vary depending upon market conditions. Re-balancing of the allocation of plan assets occurs semi-annually.
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
Fair value estimates are based on limited available market information for similar transactions, including our tax increment revenue bonds, investments held to maturity and debt, and there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. The following provides information about the methods used to estimate the fair value of the our financial instruments, including their estimated fair values:
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

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

	Gain on Investments		Gain on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2014	$(656)		$(3,416)		$16,508		$12,436
Change excluding amounts reclassified from accumulated other comprehensive loss	99		(1,946)		1,276		(571)
Amounts reclassified from accumulated other comprehensive loss			(2,798)	(2)	(1,423)	(3)	(4,221)
Net other comprehensive loss (income)	99		(4,744)		(147)		(4,792)
Balance, December 31, 2015	$(557)		$(8,160)		$16,361		$7,644

	Gain on Investments		Gain on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2013	$(340)		$(1,233)		$5,775		$4,202
Change excluding amounts reclassified from accumulated other comprehensive loss	(354)		(131)		11,118		10,633
Amounts reclassified from accumulated other comprehensive loss	38	(1)	(2,052)	(2)	(385)	(3)	(2,399)
Net other comprehensive (income) loss	(316)		(2,183)		10,733		8,234
Balance, December 31, 2014	$(656)		$(3,416)		$16,508		$12,436
___________________

(1)	This reclassification component is included in interest and other income.

(2)	This reclassification component is included in interest expense (see Note 7 for additional information).

(3)	This reclassification component is included in the computation of net periodic benefit cost (see Note 18 for additional information).
Reclassifications
We reclassed prior years’ net debt issuance costs associated with our revolving credit facilities of $2.3 million to Other, net assets to conform to the current year presentation. This amount was previously reported in Unamortized Debt and Lease Costs, net in our consolidated balance sheet. This reclassification had no impact on previously reported total assets.
Retrospective Application of Accounting Standard Update
The retrospective application of adopting a new ASU on prior years' consolidated balance sheet was made to conform to the current year presentation. The impact of this change is described in Note 2.
Note 2. Newly Issued Accounting Pronouncements
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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." This ASU's core objective is for an entity to recognize revenue based on the consideration it expects to receive in exchange for goods or services. Additionally, this ASU requires entities to use a single model in accounting for revenues derived from contracts with customers. ASU No. 2014-09 replaces prior guidance regarding the recognition of revenue from sales of real estate, except for revenue from sales that are part of a sale-leaseback transaction. The provisions of ASU No. 2014-09, as amended in ASU No. 2015-14, are effective for us on January 1, 2018, and are required to be applied either on a retrospective or a modified retrospective approach. We are currently assessing the impact, if any, that the adoption of this ASU will have on our consolidated financial statements.
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
In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis." This ASU amends the consolidation analysis required under GAAP and requires management to reevaluate all previous consolidation conclusions. ASU No. 2015-02 considers limited partnerships as VIEs, unless the limited partners have either substantive kick-out or participating rights. The presumption that a general partner should consolidate a limited partnership has also been eliminated. The ASU amends the effect that fees paid to a decision maker or service provider have on the consolidation analysis, as well as amends how variable interests held by a reporting entity's related parties affect the consolidation conclusion. The ASU also clarifies how to determine whether equity holders as a group have power over an entity. The provisions of ASU No. 2015-02 are effective for us as of January 1, 2016, and early adoption is permitted. We are currently assessing the impact that the adoption of this ASU will have on our consolidated financial statements. At the date of this filing, we anticipate we will report 10 additional entities as VIEs since the limited partners in these entities do not have either substantive kick-out or participating rights. Although the impact of these additional VIEs will result in additional reporting requirements, we do not anticipate the assessment will impact our consolidated balance sheets or consolidated statements of operations or cash flows as the consolidation status of these entities are not expected to change.
In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." The ASU requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, and amortization of the debt issuance costs will continue to be reported as interest expense. The provisions of ASU No. 2015-03 are effective for us as of January 1, 2016, and are required to be applied retrospectively. Early adoption of ASU No. 2015-03 is permitted. We early adopted this update effective December 31, 2015. The early adoption did not have any impact on our consolidated statements of operations or cash flows; however, Debt, net and unamortized debt costs in our consolidated balance sheets has decreased $10.1 million and $8.2 million as of December 31, 2015 and 2014, respectively.
In August 2015, the FASB issued ASU No. 2015-15, "Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements." The ASU clarifies the SEC staff's position on presenting and measuring debt issuance costs associated with the line-of credit arrangement. The SEC staff announced that they would "not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement." The provisions of ASU No. 2015-15 were effective for us upon issuance and had no impact to our consolidated financial statements.
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

In January 2016, FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU will require equity investments, excluding those investments accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with the changes in fair value recognized in net income; will simplify the impairment assessment of those investments; will eliminate the disclosure of the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost and change the fair value calculation for those investments; will change the disclosure in other comprehensive income for financial liabilities that are measured at fair value in accordance with the fair value options for financial instruments; and will clarify that a deferred asset related to available-for-sale securities should be included in an entity's evaluation for a valuation allowance. The provisions of ASU No. 2016-01 are effective for us as of January 1, 2018. We are currently assessing the impact, if any, that the adoption of this ASU will have on our consolidated financial statements.
Note 3.      Property
Our property consisted of the following (in thousands):

	December 31,
	2015	2014
Land	$929,958	$821,614
Land held for development	95,524	103,349
Land under development	17,367	24,297
Buildings and improvements	3,152,215	3,061,616
Construction in-progress	67,895	65,218
Total	$4,262,959	$4,076,094
During the year ended December 31, 2015, we sold 11 centers and other property. Aggregate gross sales proceeds from these transactions approximated $107.7 million and generated gains of approximately $59.6 million. Also, during the year ended December 31, 2015, we acquired seven centers and other property with an aggregate gross purchase price of approximately $240.2 million and invested $26.1 million in new development projects.
At December 31, 2015, one center, totaling $53.2 million before accumulated depreciation, was classified as held for sale. At December 31, 2014, one center, totaling $9.4 million before accumulated depreciation, was classified as held for sale. Neither of these centers qualified to be reported as discontinued operations, and each was sold subsequent to the applicable reporting period.

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

	December 31,
	2015	2014
Combined Condensed Balance Sheets

ASSETS
Property	$1,290,784	$1,331,445
Accumulated depreciation	(293,474)	(279,067)
Property, net	997,310	1,052,378
Other assets, net (1)	130,251	125,332
Total Assets	$1,127,561	$1,177,710

LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable) (1)	$345,186	$379,258
Amounts payable to Weingarten Realty Investors and Affiliates	12,285	13,749
Other liabilities, net	29,509	26,226
Total Liabilities	386,980	419,233
Equity	740,581	758,477
Total Liabilities and Equity	$1,127,561	$1,177,710
___________________

(1)
Effective December 31, 2015, ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" was adopted. Reclassification of prior year's amounts was made to conform to the current year presentation. See Note 2 for additional information.

	Year Ended December 31,
	2015	2014	2013
Combined Condensed Statements of Operations
Revenues, net	$148,875	$153,301	$165,365
Expenses:
Depreciation and amortization	37,771	40,235	45,701
Interest, net	17,053	22,657	28,787
Operating	26,797	27,365	28,929
Real estate taxes, net	18,525	18,159	18,929
General and administrative	839	916	934
Provision for income taxes	197	417	278
Impairment loss	7,487	1,526	1,887
Total	108,669	111,275	125,445
Operating income	$40,206	$42,026	$39,920

Our investment in real estate joint ventures and partnerships, as reported in our Consolidated Balance Sheets, differs from our proportionate share of the entities’ underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $4.9 million and $5.2 million at December 31, 2015 and 2014, respectively, are generally amortized over the useful lives of the related assets.
Our real estate joint ventures and partnerships have determined from time to time that the carrying amount of certain centers was not recoverable and that the centers should be written down to fair value. For the year ended December 31, 2015, 2014 and 2013, our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $7.5 million, $1.5 million and $1.9 million, respectively, associated primarily on various centers that have been marketed and sold during the period.
Fees earned by us for the management of these real estate joint ventures and partnerships totaled $4.5 million in 2015, $4.6 million in 2014 and $5.0 million in 2013.
During 2015, we sold one center held in a 50% owned unconsolidated real estate joint venture for approximately $1.1 million, of which our share of the gain totaled $.6 million. Associated with this transaction, a gain of $.9 million on our investment of this real estate venture was realized. Additionally, we sold three centers and other property held in unconsolidated joint ventures for approximately $17.6 million, of which our share of the gain totaled $1.0 million. Also, a 51% owned unconsolidated real estate joint venture acquired real estate assets of approximately $54.1 million.
During 2014, we had a partial disposition of a 50% interest at an unconsolidated real estate joint venture for approximately $5.1 million, resulting in a gain on our investment of $1.7 million. Also, we sold four centers and other property held in unconsolidated real estate joint ventures, for approximately $19.9 million, of which our share of the gain totaled $4.9 million.
Note 5.      Identified Intangible Assets and Liabilities
Identified intangible assets and liabilities associated with our property acquisitions are as follows (in thousands):

	December 31,
	2015	2014
Identified Intangible Assets:
Above-market leases (included in Other Assets, net)	$37,595	$38,121
Above-market leases - Accumulated Amortization	(14,421)	(11,331)
Below-market assumed mortgages (included in Debt, net)	1,671	4,713
Below-market assumed mortgages - Accumulated Amortization	(1,307)	(2,352)
Valuation of in place leases (included in Unamortized Lease Costs, net)	148,904	132,554
Valuation of in place leases - Accumulated Amortization	(67,762)	(56,571)
	$104,680	$105,134
Identified Intangible Liabilities:
Below-market leases (included in Other Liabilities, net)	$50,370	$42,830
Below-market leases - Accumulated Amortization	(22,080)	(19,612)
Above-market assumed mortgages (included in Debt, net)	32,777	34,113
Above-market assumed mortgages - Accumulated Amortization	(27,272)	(27,411)
	$33,795	$29,920
These identified intangible assets and liabilities are amortized over the applicable lease terms or the remaining lives of the assumed mortgages, as applicable.

The net amortization of above-market and below-market leases (decreased) increased rental revenues by $(.5) million, $(1.7) million and $.6 million in 2015, 2014 and 2013, respectively. The significant year over year change in rental revenues from 2014 to 2013 is primarily due to the acquisition of a partner’s 50% interest in an unconsolidated joint venture in December 2013. The estimated net amortization of these intangible assets and liabilities will decrease rental revenues for each of the next five years as follows (in thousands):

2016	$615
2017	930
2018	853
2019	394
2020	284
The amortization of the in place lease intangible assets recorded in depreciation and amortization, was $12.3 million, $12.0 million and $11.6 million in 2015, 2014 and 2013, respectively. The estimated amortization of this intangible asset will increase depreciation and amortization for each of the next five years as follows (in thousands):

2016	$10,757
2017	10,210
2018	9,498
2019	8,175
2020	7,462
The net amortization of above-market and below-market assumed mortgages decreased net interest expense by $.7 million, $1.0 million and $10.4 million in 2015, 2014 and 2013, respectively. The significant year over year change in expense from 2013 to 2014 is primarily due to a $9.7 million write-off in 2013 of an above-market assumed mortgage intangible due to the early payoff of the related mortgage. The estimated net amortization of these intangible assets and liabilities will decrease net interest expense for each of the next five years as follows (in thousands):

2016	$819
2017	940
2018	1,047
2019	1,047
2020	276
Note 6.      Debt
Our debt consists of the following (in thousands):

	December 31,
	2015	2014
Debt payable, net to 2038 (1) (2)	$1,872,942	$1,647,904
Unsecured notes payable under credit facilities	149,500	189,000
Debt service guaranty liability	69,835	72,105
Obligations under capital leases	21,000	21,000
Total	$2,113,277	$1,930,009
___________________

(1)	At December 31, 2015, interest rates ranged from 1.0% to 8.6% at a weighted average rate of 4.3%. At December 31, 2014, interest rates ranged from 3.4% to 8.6% at a weighted average rate of 4.8%.

(2)
Effective December 31, 2015, ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" was adopted. Reclassification of prior year's amounts was made to conform to the current year presentation. See Note 2 for additional information.

The allocation of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	December 31,
	2015	2014
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt (1)	$1,869,683	$1,643,780
Variable-rate debt	243,594	286,229
Total	$2,113,277	$1,930,009
As to collateralization:
Unsecured debt (1)	$1,650,521	$1,337,191
Secured debt (1)	462,756	592,818
Total	$2,113,277	$1,930,009
___________________

(1)
Effective December 31, 2015, ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" was adopted. Reclassification of prior year's amounts was made to conform to the current year presentation.

We maintain a $500 million unsecured revolving credit facility, which was last amended and extended on April 18, 2013. This facility expires in April 2017, provides for two consecutive six-month extensions upon our request and borrowing rates that float at a margin over LIBOR plus a facility fee. At December 31, 2015, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 105 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $700 million.
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
The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	December 31,
	2015	2014
Unsecured revolving credit facility:
Balance outstanding	$140,000	$189,000
Available balance	355,190	306,777
Letter of credit outstanding under facility	4,810	4,223
Variable interest rate (excluding facility fee)	1.3%	0.8%
Unsecured facility:
Balance outstanding	$9,500	$—
Variable interest rate	1.7%	—%
Both facilities:
Maximum balance outstanding during the year	$244,500	$270,000
Weighted average balance	100,506	151,036
Year-to-date weighted average interest rate (excluding facility fee)	0.9%	0.8%

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of December 31, 2015 and 2014, we had $69.8 million and $72.1 million, respectively, outstanding for the debt service guaranty liability.
In May 2015, we issued $250 million of 3.85% senior unsecured notes maturing in 2025. The notes were issued at 99.23% of the principal amount with a yield to maturity of 3.94%. The net proceeds received of $246.5 million were used to reduce the amount outstanding under our $500 million unsecured revolving credit facility.
In March 2015, we entered into a $200 million unsecured term loan. We used the proceeds to pay down amounts outstanding under our $500 million unsecured revolving credit facility. The loan matures in March 2020, and we have the option to repay the loan without penalty at any time. Borrowing rates under the agreement float at a margin over LIBOR and are priced off a grid that is tied to our senior unsecured credit ratings, which is currently 97.5 basis points, which have been swapped to a fixed rate of 2.5%. Additionally, the loan contains an accordion feature which allows us to increase the loan amount up to an additional $100 million.
During 2015, we repaid $90 million of fixed-rate medium term notes upon maturity at a weighted average interest rate of 5.4%. Additionally, we amended an existing $66 million secured note to extend the maturity to 2025 and reduced the interest rate from 7.4% to 3.5% per annum. In connection with this transaction, we have recorded $6.1 million of debt extinguishment costs that have been classified as net interest expense in our Consolidated Statements of Operations.
During 2014, we repaid $315 million of fixed-rate medium term notes upon maturity at a weighted average interest rate of 5.2%, and we redeemed $100 million of our 8.1% senior unsecured notes at our option. The majority of the 8.1% senior unsecured notes were redeemed at a purchase price of 100% of the principal amount, plus accrued and unpaid interest through the redemption date. In conjunction with this redemption, we wrote off $1.2 million of debt costs.
Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At December 31, 2015 and 2014, the carrying value of such property aggregated $.8 billion and $1.0 billion, respectively.
Scheduled principal payments on our debt (excluding $149.5 million unsecured notes payable under our credit facilities, $21.0 million of certain capital leases, $2.7 million fair value of interest rate contracts, $(4.6) million net premium/(discount) on debt, $(10.1) million of deferred debt costs, $5.1 million of non-cash debt-related items, and $69.8 million debt service guaranty liability) are due during the following years (in thousands):

2016	$161,868
2017	141,850
2018	62,214
2019	55,906
2020	237,425
2021	4,406
2022	307,011
2023	304,202
2024	254,394
2025	301,672
Thereafter	48,893
Total	$1,879,841

Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of December 31, 2015.
Note 7.      Derivatives and Hedging
The fair value of all our interest rate swap contracts was reported as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
December 31, 2015	Other Assets, net	$2,664	Other Liabilities, net	$725
December 31, 2014	Other Assets, net	3,891	Other Liabilities, net	109
The gross presentation, the effects of offsetting for derivatives with a right to offset under master netting agreements and the net presentation of our interest rate swap contracts is as follows (in thousands):

				Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2015
Assets	$2,664	$—	$2,664	$(346)	$—	$2,318
Liabilities	725	—	725	(346)	—	379

December 31, 2014
Assets	3,891	—	3,891	—	—	3,891
Liabilities	109	—	109	—	—	109
Cash Flow Hedges:
As of December 31, 2015, we had three interest rate swap contracts, maturing in March 2020, with an aggregate notional amount of $200.0 million that were designated as cash flow hedges and fixed the interest rate at 1.5%. As of December 31, 2014, we had one interest rate swap contract, maturing in December 2015, with an aggregate notional amount of $5.2 million that was designated as a cash flow hedge and fixed the interest rate at 2.4%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
During 2015, we entered into and settled two forward-starting interest rate swap contracts with an aggregate notional amount of $215 million hedging future fixed-rate debt issuances, which fixed the 10-year swap rates at 2.0% per annum. Upon settlement of these contracts, we received $5.0 million resulting in a gain in accumulated other comprehensive loss.
As of December 31, 2015 and 2014, the net gain balance in accumulated other comprehensive loss relating to cash flow interest rate swap contracts was $8.2 million and $3.4 million, respectively, and will be reclassified to net interest expense as interest payments are made on our fixed-rate debt. Within the next 12 months, a loss of approximately $.9 million in accumulated other comprehensive loss is expected to be amortized to net interest expense.

Summary of cash flow interest rate swap contract hedging activity is as follows (in thousands):

Derivatives Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Year Ended December 31, 2015	$(1,946)	Interest expense, net	$(2,798)	Interest expense, net	$—
Year Ended December 31, 2014	(131)	Interest expense, net	(1,682)	Interest expense, net	(370)
Year Ended December 31, 2013	(6,423)	Interest expense, net	(2,537)	Interest expense, net	238
Fair Value Hedges:
As of December 31, 2015 and 2014, we had two interest rate swap contracts, maturing through October 2017, with an aggregate notional amount of $63.7 million and $65.3 million, respectively, that were designated as fair value hedges and convert fixed interest payments at rates of 7.5% to variable interest payments ranging from 4.41% to 4.44% and 4.24% to 4.27%, respectively. We have determined that our fair value hedges are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in interest rates.
A summary of the impact on net income for our fair value interest rate swap contract hedging activity is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Net Settlements and Accruals on Contracts (1)	Amount of Gain (Loss) Recognized in Income (2)
Year Ended December 31, 2015
Interest expense, net	$(1,228)	$1,228	$2,030	$2,030
Year Ended December 31, 2014
Interest expense, net	(1,386)	1,386	2,179	2,179
Year Ended December 31, 2013
Interest expense, net	(4,643)	4,643	4,082	4,082
___________________

(1)	Amounts in this caption include gain (loss) recognized in income on derivatives and net cash settlements.

(2)	No ineffectiveness was recognized during the respective periods.

Note 8.      Preferred Shares of Beneficial Interest
On May 8, 2015, we redeemed the remaining outstanding Series F depositary shares totaling $150 million. Upon redemption of these shares, $9.7 million was reported as a deduction in arriving at net income attributable to common shareholders.
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
We redeemed a portion of the Series F depositary shares totaling $200 million on June 5, 2013. Upon the redemption of these shares, a portion of the related original issuance costs totaling $15.7 million was reported as a deduction in arriving at net income attributable to common shareholders.
In 2013, we redeemed all of our outstanding Series D Cumulative Redeemable Preferred Shares.

The following table discloses the cumulative redeemable preferred dividends declared per share:

	Year Ended December 31,
	2015	2014	2013
Series of Preferred Shares:
Series D	$—	$—	$13.08
Series F	64.55	162.50	160.24
Note 9.      Common Shares of Beneficial Interest
In February 2015, we established an ATM equity offering program under which we may, but are not obligated to, sell up to $200 million of common shares, in amounts and at times as we determine, at prices determined by the market at the time of sale. Actual sales may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from future sales for general trust purposes, which may include reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness or repurchasing outstanding debt. As of the date of this filing, $159.2 million of common shares remained available for sale under this ATM equity offering program.
The following shares were sold under the ATM equity offering program (in thousands, except per share amounts):

Year Ended December 31, 2015
Shares sold	1,129
Weighted average price per share	$36.18
Gross proceeds	$40,836
In October 2015, our Board of Trust Managers approved a $200 million share repurchase plan. Under this plan, we may repurchase common shares from time-to-time in open-market or in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase plan may be suspended or discontinued at any time, and we have no obligations to repurchase any amount of our common shares under the plan. As of the date of this filing, we have not repurchased any shares under this plan.
Common dividends declared per share were $1.38, $1.55 and $1.22 for the year ended December 31, 2015, 2014 and 2013, respectively. The regular dividend rate per share for our common shares for each quarter of 2015 and 2014 was $.345 and $.325, respectively. Also in December 2014, we paid a special dividend on our common shares in the amount of $.25 per share, which was due to the significant gains on dispositions of property. Subsequent to December 31, 2015, our Board of Trust Managers approved an increase to our 2016 first quarter dividend to $.365 per share.
Note 10.      Noncontrolling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income adjusted for noncontrolling interests	$174,352	$288,008	$220,262
Transfers from the noncontrolling interests:
Increase in equity for operating partnership units	111	—	—
Net increase (decrease) in equity for the acquisition of noncontrolling interests	—	11,015	(16,177)
Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$174,463	$299,023	$204,085

Note 11.      Leasing Operations
The terms of our leases range from less than one year for smaller tenant spaces to over 25 years for larger tenant spaces. In addition to minimum lease payments, most of the leases provide for contingent rentals (payments for real estate taxes, maintenance and insurance by lessees and an amount based on a percentage of the tenants’ sales).
Future minimum rental income from non-cancelable tenant leases, excluding leases associated with property held for sale and estimated contingent rentals, at December 31, 2015 is as follows (in thousands):

2016	$373,313
2017	318,679
2018	264,786
2019	213,244
2020	163,617
Thereafter	561,935
Total	$1,895,574
Contingent rentals for the year ended December 31, are as follows (in thousands):

2015	$107,931
2014	109,714
2013	112,551
Note 12.      Impairment
The following impairment charges were recorded on the following assets based on the difference between the carrying amount of the assets and the estimated fair value (see Note 22 for additional fair value information) (in thousands):

	Year Ended December 31,
	2015	2014	2013
Continuing operations:
Land held for development and undeveloped land (1)	$—	$—	$2,358
Property marketed for sale or sold (2)	153	808	56
Other	—	216	165
Total reported in continuing operations	153	1,024	2,579
Discontinued operations:
Property held for sale or sold (2)	—	—	236
Total impairment charges	153	1,024	2,815
Other financial statement captions impacted by impairment:
Equity in earnings of real estate joint ventures and partnerships, net	1,497	305	395
Net impact of impairment charges	$1,650	$1,329	$3,210
___________________

(1)	Impairment was prompted by changes in management's plans for these properties, recent comparable market transactions and/or a change in market conditions.

(2)	Amounts reported were based on third party offers.

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
Taxable income differs from net income for financial reporting purposes primarily because of differences in the timing of recognition of depreciation, rental revenue, repair expense, compensation expense, impairment losses and gain from sales of property. As a result of these differences, the book value of our net fixed assets is in excess of tax basis by $228.0 million and $32.0 million at December 31, 2015 and 2014, respectively.
The following table reconciles net income adjusted for noncontrolling interests to REIT taxable income (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net income adjusted for noncontrolling interests	$174,352	$288,008	$220,262
Net loss (income) of taxable REIT subsidiary included above	340	(4,092)	(4,684)
Net income from REIT operations	174,692	283,916	215,578
Book depreciation and amortization including discontinued operations	145,940	150,616	157,665
Tax depreciation and amortization	(87,416)	(90,328)	(90,047)
Book/tax difference on gains/losses from capital transactions	(53,902)	(87,387)	(33,969)
Deferred/prepaid/above and below-market rents, net	(5,375)	(3,617)	(6,429)
Impairment loss from REIT operations including discontinued operations	1,536	942	474
Other book/tax differences, net	(1,679)	(6,399)	(9,695)
REIT taxable income	173,796	247,743	233,577
Dividends paid deduction (1)	(174,628)	(247,743)	(233,577)
Dividends paid in excess of taxable income	$(832)	$—	$—
___________________

(1)	For 2014 and 2013, the dividends paid deduction includes designated dividends of $114.0 million and $67.7 million from 2015 and 2014, respectively.
For federal income tax purposes, the cash dividends distributed to common shareholders are characterized as follows:

	Year Ended December 31,
	2015	2014	2013
Ordinary income	92.7%	54.0%	50.5%
Capital gain distributions	4.3%	46.0%	49.5%
Return of capital (nontaxable distribution)	3.0%	—%	—%
Total	100.0%	100.0%	100.0%

Our deferred tax assets and liabilities, including a valuation allowance, consisted of the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Impairment loss (1)	$13,538	$13,900
Allowance on other assets	100	91
Interest expense	11,707	12,701
Net operating loss carryforwards (2)	10,071	11,024
Straight-line rentals	337	—
Book-tax basis differential	3,777	1,693
Other	421	412
Total deferred tax assets	39,951	39,821
Valuation allowance (3)	(27,230)	(27,539)
Total deferred tax assets, net of allowance	$12,721	$12,282
Deferred tax liabilities:
Straight-line rentals	$—	$48
Book-tax basis differential	7,205	7,402
Other	333	387
Total deferred tax liabilities	$7,538	$7,837
___________________

(1)	Impairment losses will not be recognized until the related properties are sold and realization is dependent upon generating sufficient taxable income in the year the property is sold.

(2)	We have net operating loss carryforwards of $28.7 million that expire between the years of 2029 and 2034.

(3)
Management believes it is more likely than not that a portion of the deferred tax assets, which primarily consists of impairment losses, interest expense and net operating losses, will not be realized and established a valuation allowance. However, the amount of the deferred tax asset considered realizable could be reduced if estimates of future taxable income are reduced.

We are subject to federal, state and local income taxes and have recorded an income tax provision (benefit) as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net (loss) income before taxes of taxable REIT subsidiary	$(989)	$1,446	$10,688
Federal (benefit) provision at statutory rate of 35%	$(346)	$506	$3,741
Valuation allowance (decrease) increase	(309)	(3,003)	2,165
Other	6	(149)	98
Federal income tax (benefit) provision of taxable REIT subsidiary (1)	(649)	(2,646)	6,004
Texas franchise tax (2)	701	1,403	1,370
Total	$52	$(1,243)	$7,374
___________________

(1)	All periods presented are open for examination by the IRS.

(2)	For all periods presented, amounts include the effects that are reported in discontinued operations. See Note 14 for additional information.
Also, a current tax obligation of $.8 million and $1.5 million has been recorded at December 31, 2015 and 2014, respectively, in association with these taxes.

Note 14.      Discontinued Operations
Since the adoption of the new qualification criteria for discontinued operations on April 1, 2014, no dispositions have qualified as discontinued operations.
During 2014, we sold 12 centers, three in each of Georgia and Texas and two in each of Florida, Louisiana and North Carolina. These dispositions represent the centers that were classified as discontinued operations or held for sale prior to April 1, 2014, our adoption date for the new qualification criteria for discontinued operations (see Note 2 for additional information).
The operating results have been reclassified and reported as discontinued operations in the Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2014	2013
Revenues, net	$1,062	$43,452
Depreciation and amortization	(260)	(10,902)
Operating expenses	(285)	(7,457)
Real estate taxes, net	(136)	(4,766)
Impairment loss	—	(236)
General and administrative	(2)	(24)
Interest, net	(19)	(7,527)
Interest and other income, net	—	2
Provision for income taxes	(18)	(328)
Operating income from discontinued operations	342	12,214
Gain on sale of property from discontinued operations	44,582	119,203
Income from discontinued operations	$44,924	$131,417

Note 15.      Supplemental Cash Flow Information
Non-cash investing and financing activities are summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Accrued property construction costs	$9,566	$6,265	$5,175
Increase (decrease) in equity for the acquisition of noncontrolling interests in consolidated real estate joint ventures	—	11,015	(16,177)
Exchange of operating partnership units for common shares	111	—	—
Decrease in notes receivable from real estate joint ventures and partnerships in association with our contribution in an unconsolidated real estate joint venture	—	(6,431)	—
Reduction of debt service guaranty liability	(2,270)	(1,635)	(335)
Property acquisitions and investments in unconsolidated real estate joint ventures:
Increase in property, net	—	—	43,122
Decrease in notes receivable from real estate joint ventures and partnerships	—	—	(8,750)
Increase in real estate joint ventures and partnerships - investments	—	—	1,746
Increase in debt, net	20,966	—	60,515
Increase in security deposits	—	—	187
Increase in noncontrolling interests	—	—	16,177
Sale of property and property interest:
Decrease in property, net	—	(127,837)	—
Decrease in real estate joint ventures and partnerships - investments	—	(17)	—
Decrease in other, net	—	(34)	—
Decrease in debt, net due to debt assumption	—	(11,069)	—
Decrease in security deposits	—	(459)	—
Decrease in noncontrolling interests	—	(155,278)	—
Consolidation of joint ventures:
Increase in property, net	—	—	60,992
Decrease in notes receivable from real estate joint ventures and partnerships	—	—	(54,838)
Decrease in real estate joint ventures and partnerships - investments	—	—	(11,518)
Increase in security deposits	—	—	164

Note 16.      Earnings Per Share
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

	Year Ended December 31,
	2015	2014	2013
Numerator:
Continuing Operations:
Income from continuing operations	$121,601	$116,365	$132,977
Gain on sale of property	59,621	146,290	762
Net income attributable to noncontrolling interests	(6,870)	(19,623)	(5,545)
Dividends on preferred shares	(3,830)	(10,840)	(18,173)
Redemption costs of preferred shares	(9,687)	—	(17,944)
Income from continuing operations attributable to common shareholders – basic	160,835	232,192	92,077
Income attributable to operating partnership units	—	2,171	—
Income from continuing operations attributable to common shareholders – diluted	$160,835	$234,363	$92,077
Discontinued Operations:
Income from discontinued operations	$—	$44,924	$131,417
Net loss (income) attributable to noncontrolling interests	—	52	(39,349)
Income from discontinued operations attributable to common shareholders – basic and diluted	$—	$44,976	$92,068
Net Income:
Net income attributable to common shareholders – basic	$160,835	$277,168	$184,145
Net income attributable to common shareholders – diluted	$160,835	$279,339	$184,145
Denominator:
Weighted average shares outstanding – basic	123,037	121,542	121,269
Effect of dilutive securities:
Share options and awards	1,292	1,331	1,191
Operating partnership units	—	1,497	—
Weighted average shares outstanding – diluted	124,329	124,370	122,460
Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Share options (1)	463	908	1,929
Operating partnership units	1,472	—	1,554
Total anti-dilutive securities	1,935	908	3,483
___________________

(1)	Exclusion results as exercise prices were greater than the average market price for each respective period.

Note 17.      Share Options and Awards
In April 2011, our Long-Term Incentive Plan for the issuance of options and share awards expired, and issued options of 1.8 million remain outstanding as of December 31, 2015.
In May 2010, our shareholders approved the adoption of the Amended and Restated 2010 Long-Term Incentive Plan, under which 3.0 million of our common shares were reserved for issuance, and options and share awards of 1.1 million are available for future grant at December 31, 2015. This plan expires in May 2020.
Compensation expense, net of forfeitures, associated with share options and restricted shares totaled $7.4 million in 2015, $7.9 million in 2014 and $8.8 million in 2013, of which $1.5 million in 2015, $2.3 million in 2014 and $2.4 million in 2013 was capitalized.
Options
The fair value of share options issued prior to 2012 was estimated on the date of grant using the Black-Scholes option pricing method based on the expected weighted average assumptions.
Following is a summary of the option activity for the three years ended December 31, 2015:

	Shares Under Option	Weighted Average Exercise Price
Outstanding, January 1, 2013	4,085,702	$28.98
Forfeited or expired	(79,108)	32.61
Exercised	(462,848)	26.95
Outstanding, December 31, 2013	3,543,746	29.16
Forfeited or expired	(307,413)	39.73
Exercised	(339,210)	22.98
Outstanding, December 31, 2014	2,897,123	28.76
Forfeited or expired	(435,840)	37.37
Exercised	(94,633)	26.55
Outstanding, December 31, 2015	2,366,650	$27.26
The total intrinsic value of options exercised was $.9 million in 2015, $4.2 million in 2014 and $3.2 million in 2013. As of December 31, 2015 and 2014, there was approximately $.05 million and $.5 million, respectively, of total unrecognized compensation cost related to unvested share options, which is expected to be amortized over a weighted average of 0.2 years and 0.8 years, respectively.
The following table summarizes information about share options outstanding and exercisable at December 31, 2015:

Range of Exercise Prices	Outstanding				Exercisable
	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (000’s)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000’s)
$11.85 - $17.78	598,536	3.2 years	$11.85		598,536	$11.85	3.2 years
$17.79 - $26.69	780,108	4.8 years	$23.78		708,997	$23.67	4.8 years
$26.70 - $40.05	527,492	2.1 years	$32.28		527,492	$32.28	2.1 years
$40.06 - $49.62	460,514	0.9 years	$47.46		460,514	$47.46	0.9 years
Total	2,366,650	3.0 years	$27.26	$17,324	2,295,539	$27.34	3.0 years	$16,620

Restricted Shares
The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Year Ended December 31, 2015
	Minimum	Maximum
Dividend yield	0.0%	3.6%
Expected volatility (1)	12.6%	18.0%
Expected life (in years)	N/A	3
Risk-free interest rate	0.1%	1.1%
_______________

(1)	Includes the volatility of the FTSE NAREIT U.S. Shopping Center index and Weingarten Realty Investors.
A summary of the status of unvested restricted shares for the year ended December 31, 2015 is as follows:

	Unvested Restricted Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2015	693,805	$28.76
Granted:
Service-based awards	102,150	36.54
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	42,687	37.26
Market-based awards relative to three-year absolute TSR	42,687	27.84
Trust manager awards	32,688	31.23
Vested	(323,453)	26.47
Forfeited	(658)	32.86
Outstanding, December 31, 2015	589,906	$32.05
As of December 31, 2015 and 2014, there was approximately $2.2 million and $2.7 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 0.8 years and 0.9 years, respectively.

Note 18.      Employee Benefit Plans
Defined Benefit Plans:
The following tables summarize changes in the benefit obligation, the plan assets and the funded status of our pension plan as well as the components of net periodic benefit costs, including key assumptions (in thousands). The measurement dates for plan assets and obligations were December 31, 2015 and 2014.

	December 31,
	2015	2014
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$50,218	$38,072
Service cost	1,252	1,008
Interest cost	1,899	1,800
Actuarial (gain) loss (1)	(1,830)	11,020
Benefit payments	(1,824)	(1,682)
Benefit obligation at end of year	$49,715	$50,218
Change in Plan Assets:
Fair value of plan assets at beginning of year	$42,606	$39,327
Actual return on plan assets	59	2,861
Employer contributions	1,500	2,100
Benefit payments	(1,824)	(1,682)
Fair value of plan assets at end of year	$42,341	$42,606
Unfunded status at end of year (included in accounts payable and accrued expenses in 2015 and 2014)	$(7,374)	$(7,612)
Accumulated benefit obligation	$49,632	$50,104
Net loss recognized in accumulated other comprehensive loss	$16,361	$16,508
___________________

(1)	The year over year change in actuarial (gain) loss is associated primarily to an update with the selected mortality table and an increase in the discount rate in 2015.
The following is the required information for other changes in plan assets and benefit obligations recognized in other comprehensive loss (income) (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net loss (gain)	$1,276	$11,118	$(10,200)
Amortization of net loss (1)	(1,423)	(385)	(1,279)
Total recognized in other comprehensive (income) loss	$(147)	$10,733	$(11,479)
Total recognized in net periodic benefit costs and other comprehensive loss (income)	$1,262	$10,967	$(9,824)
___________________

(1)	The estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $1.5 million.

The following is the required information for plans with an accumulated benefit obligation in excess of plan assets (in thousands):

	December 31,
	2015	2014
Projected benefit obligation	$49,715	$50,218
Accumulated benefit obligation	49,632	50,104
Fair value of plan assets	42,341	42,606
The components of net periodic benefit cost for the plans are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Service cost	$1,252	$1,008	$1,281
Interest cost	1,899	1,800	1,544
Expected return on plan assets	(3,165)	(2,959)	(2,449)
Recognized loss	1,423	385	1,279
Total	$1,409	$234	$1,655
The assumptions used to develop periodic expense for the plans are shown below:

	Year Ended December 31,
	2015	2014	2013
Discount rate	3.83%	4.70%	3.87%
Salary scale increases	3.50%	3.50%	3.50%
Long-term rate of return on assets	7.50%	7.50%	7.50%
The selection of the discount rate is made annually after comparison to yields based on high quality fixed-income investments. The salary scale is the composite rate which reflects anticipated inflation, merit increases, and promotions for the group of covered participants. The long-term rate of return is a composite rate for the trust. It is derived as the sum of the percentages invested in each principal asset class included in the portfolio multiplied by their respective expected rates of return. We considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This analysis resulted in the selection of 7.50% as the long-term rate of return assumption for 2015.
The assumptions used to develop the actuarial present value of the benefit obligations for the plans are shown below:

	Year Ended December 31,
	2015	2014	2013
Discount rate	4.11%	3.83%	4.70%
Salary scale increases	3.50%	3.50%	3.50%

The expected contribution to be paid for the Retirement Plan by us during 2016 is approximately $2.0 million. The expected benefit payments for the next 10 years for the Retirement Plan is as follows (in thousands):

2016	$2,424
2017	2,425
2018	2,274
2019	2,771
2020	2,787
2021-2025	15,851
The participant data used in determining the liabilities and costs for the Retirement Plan was collected as of January 1, 2015, and no significant changes have occurred through December 31, 2015.
At December 31, 2015, our investment asset allocation compared to our benchmarking allocation model for our plan assets was as follows:

	Portfolio	Benchmark
Cash and Short-Term Investments	6%	6%
U.S. Stocks	52%	55%
International Stocks	12%	10%
U.S. Bonds	24%	26%
International Bonds	5%	3%
Other	1%	—%
Total	100%	100%
The fair value of plan assets was determined based on publicly quoted market prices for identical assets, which are classified as Level 1 observable inputs. The allocation of the fair value of plan assets was as follows:

	December 31,
	2015	2014
Cash and Short-Term Investments	19%	18%
Large Company Funds	35%	35%
Mid Company Funds	7%	6%
Small Company Funds	6%	6%
International Funds	10%	10%
Fixed Income Funds	14%	17%
Growth Funds	9%	8%
Total	100%	100%
Concentrations of risk within our equity portfolio are investments classified within the following sectors: technology, financial services, consumer cyclical goods, healthcare and industrial, which represents approximately 20%, 17%, 15%, 16% and 10% of total equity investments, respectively.
Defined Contribution Plans:
Compensation expense related to our defined contribution plans was $3.7 million in 2015, $3.2 million in 2014 and $3.1 million in 2013.

Note 19.      Related Parties
Through our management activities and transactions with our real estate joint ventures and partnerships, we had net accounts receivable of $1.2 million and $1.5 million outstanding as of December 31, 2015 and 2014, respectively. We also had accounts payable and accrued expenses of $5.2 million and $6.0 million outstanding as of December 31, 2015 and 2014, respectively. For the year ended December 31, 2015, 2014 and 2013, we recorded joint venture fee income of $4.5 million, $4.6 million and $5.0 million, respectively.
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
Note 20.      Commitments and Contingencies
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
Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which we are the lessee, principally for shopping center ground leases, for the subsequent five years and thereafter ending December 31, are as follows (in thousands):

2016	$3,007
2017	3,016
2018	2,980
2019	2,916
2020	2,681
Thereafter	116,249
Total	$130,849
Rental expense for operating leases was, in millions: $3.2 in 2015; $5.3 in 2014 and $5.6 in 2013. The decrease in rental expense from 2015 to 2014 is primarily due to dispositions of centers made in 2014.
The scheduled future minimum revenues under subleases, applicable to the ground lease rentals, under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for the subsequent five years and thereafter ending December 31, are as follows (in thousands):

2016	$23,602
2017	21,483
2018	19,254
2019	14,835
2020	11,519
Thereafter	52,968
Total	$143,661

Property under capital leases that is included in buildings and improvements consisted of two centers totaling $16.8 million at December 31, 2015 and 2014. Amortization of property under capital leases is included in depreciation and amortization expense, and the balance of accumulated depreciation associated with these capital leases at December 31, 2015 and 2014 was $13.8 million and $13.0 million, respectively. Future minimum lease payments under these capital leases total $34.6 million, of which $13.6 million represents interest. Accordingly, the present value of the net minimum lease payments was $21.0 million at December 31, 2015.
The annual future minimum lease payments under capital leases as of December 31, 2015 are as follows (in thousands):

2016	$1,666
2017	1,674
2018	1,682
2019	1,691
2020	1,699
Thereafter	26,149
Total	$34,561
Commitments and Contingencies
As of December 31, 2015 and 2014, we participated in two and three, respectively, real estate ventures structured as DownREIT partnerships that have centers in Arkansas, California (2014 only), North Carolina and Texas. As a general partner, we have operating and financial control over these ventures and consolidate them in our consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us in exchange for our common shares or an equivalent amount in cash. We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. For the year ended December 31, 2015, common shares valued at $.1 million were issued in exchange for certain of these interests. No common shares were issued in exchange for any of these interests during the year ended December 31, 2014. The aggregate redemption value of these interests was approximately $51 million and $52 million as of December 31, 2015 and 2014, respectively.
As of December 31, 2015, we have entered into commitments aggregating $63.9 million comprised principally of construction contracts which are generally due in 12 to 36 months.
We have executed an agreement to purchase the retail portion of a mixed-use project for approximately $24.0 million at delivery by the developer, which is estimated to occur in early 2017. Including this payment, our expected total investment in the retail portion of the project is approximately $30.1 million.
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
Note 21.      Variable Interest Entities
Consolidated VIEs:
At December 31, 2015 and 2014, one of our real estate joint ventures, whose activities primarily consisted of owning and operating 15 neighborhood/community shopping centers located in Texas, was determined to be VIE. Based on a financing agreement that is guaranteed solely by us, we have determined that we are the primary beneficiary and have consolidated this joint venture.
A summary of our consolidated VIE is as follows (in thousands):

	December 31,
	2015	2014
Maximum Risk of Loss (1)	$37,178	$37,178
Assets Held by VIEs (2)	59,693	63,846
Assets Held as Collateral for Debt	57,735	61,850
___________________

(1)	The maximum risk of loss has been determined to be limited to our debt exposure for the real estate joint venture.

(2)
Effective December 31, 2015, ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" was adopted. Reclassification of prior year's amounts was made to conform to the current year presentation. See Note 2 for additional information.

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
Unconsolidated VIEs:
At December 31, 2015 and 2014, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the success of the entity. A summary of our unconsolidated VIE is as follows (in thousands):

	December 31,
	2015	2014
Investment in Real Estate Joint Ventures and Partnerships, net (1)	$10,497	$11,464
Maximum Risk of Loss (2)	10,992	10,992
___________________

(1)	The carrying amount of the investment represents our contributions to the real estate joint venture, net of any distributions made and our portion of the equity in earnings of the joint venture.

(2)	The maximum risk of loss has been determined to be limited to our debt exposure for the real estate joint venture.
We and our partner are subject to the provisions of the joint venture agreement that specify conditions, including operating shortfalls and unplanned capital expenditures, under which additional contributions may be required.

Note 22.      Fair Value Measurements
Recurring Fair Value Measurements:
Assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2015

Assets:
Investments, mutual funds held in a grantor trust	$20,579			$20,579
Investments, mutual funds	7,043			7,043
Derivative instruments:
Interest rate contracts		$2,664		2,664
Total	$27,622	$2,664	$—	$30,286
Liabilities:
Derivative instruments:
Interest rate contracts		$725		$725
Deferred compensation plan obligations	$20,579			20,579
Total	$20,579	$725	$—	$21,304

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2014

Assets:
Investments, mutual funds held in a grantor trust	$19,864			$19,864
Investments, mutual funds	7,446			7,446
Derivative instruments:
Interest rate contracts		$3,891		3,891
Total	$27,310	$3,891	$—	$31,201
Liabilities:
Derivative instruments:
Interest rate contracts		$109		$109
Deferred compensation plan obligations	$19,864			19,864
Total	$19,864	$109	$—	$19,973
Fair Value Disclosures:
Unless otherwise listed below, short-term financial instruments and receivables are carried at amounts which approximate their fair values based on their highly-liquid nature, short-term maturities and/or expected interest rates for similar instruments.

Schedule of our fair value disclosures is as follows (in thousands):

	December 31,
	2015			2014
	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)
Tax increment revenue bonds (1)	$25,162		$25,162	$25,392		$25,392
Investments, held to maturity (2)	1,750	$1,750		2,750	$2,742
Debt:
Fixed-rate debt (3)	1,869,683		1,907,579	1,643,780		1,719,775
Variable-rate debt	243,594		248,460	286,229		292,972
___________________

(1)	At December 31, 2015 and 2014, the credit loss balance on our tax increment revenue bonds was $31.0 million.

(2)
Investments held to maturity are recorded at cost. As of December 31, 2015, no unrealized gain or loss was recognized, and as of December 31, 2014, these investments had a gross unrealized loss of $8 thousand.

(3)
Effective December 31, 2015, ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" was adopted. Reclassification of prior year's carrying value amounts was made to conform to the current year presentation. See Note 2 for additional information.

The quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements as of December 31, 2015 and 2014 reported in the above tables, is as follows:

Description	Fair Value at December 31,			Unobservable Inputs	Range

	2015	2014			Minimum		Maximum
	(in thousands)		Valuation Technique		2015	2014	2015	2014
Tax increment revenue bonds	$25,162	$25,392	Discounted cash flows	Discount rate	6.5%	NA	7.5%	7.5%
				Expected future growth rate	1.0%	1.0%	2.0%	2.0%
				Expected future inflation rate	1.0%	1.0%	3.0%	2.0%
Fixed-rate debt	1,907,579	1,719,775	Discounted cash flows	Discount rate	2.4%	1.3%	5.5%	5.1%
Variable-rate debt	248,460	292,972	Discounted cash flows	Discount rate	1.3%	1.2%	3.2%	2.9%

Note 23.      Quarterly Financial Data (Unaudited)
Summarized quarterly financial data is as follows (in thousands):

	First		Second		Third		Fourth
2015
Revenues	$125,599		$126,804		$130,787		$129,654
Net income	49,222	(1)(2)	37,786	(1)	45,188	(1)	49,026	(1)
Net income attributable to common shareholders	44,937	(1)(2)	25,222	(1)(3)	43,401	(1)	47,275	(1)
Earnings per common share – basic	.37	(1)(2)	.20	(1)(3)	.35	(1)	.38	(1)
Earnings per common share – diluted	.36	(1)(2)	.20	(1)(3)	.35	(1)	.38	(1)
2014
Revenues	$127,592		$130,191		$130,521		$126,102
Net income	64,781	(1)	36,984	(1)	102,199	(1)	103,615	(1)
Net income attributable to common shareholders	60,593	(1)	32,686	(1)	97,619	(1)	86,270	(1)(4)
Earnings per common share – basic	.50	(1)	.27	(1)	.80	(1)	.71	(1)(4)
Earnings per common share – diluted	.49	(1)	.27	(1)	.79	(1)	.70	(1)(4)
___________________

(1)
The quarter results include significant gains on the sale of properties and real estate joint venture and partnership interests and on acquisitions. Gain amounts are: $23.4 million, $8.2 million, $13.2 million and $15.7 million for the three months ended March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015, respectively, and $41.4 million, $6.8 million, $69.5 million and $74.9 million for the three months ended March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014, respectively.

(2)	The quarter results include $6.1 million of debt extinguishment costs associated with the refinancing of a secured note.

(3)	The quarter results include a $9.7 million deduction associated with the redemption of Series F preferred shares (see Note 8 for additional information).

(4)	The quarter results include net income attributable to noncontrolling interests of $14.6 million associated with applicable gains discussed in (1) above.
Note 24. Subsequent Events
As of December 31, 2015, we held a combined 51% interest in an unconsolidated real estate joint venture that owns three centers in Colorado with total assets and debt of $43.7 million and $72.4 million, respectively. In February 2016, in exchange for our partners' aggregate 49% interest in this venture and $2.5 million in cash, we distributed one center to our partners. We will consolidate this venture as of the transaction date and re-measure our investment in this venture to its fair value, and recognize a gain, if applicable. The fair value of the acquired properties will primarily be allocated to building, land and other identifiable intangible assets and liabilities.
In February 2016, our deferred compensation plan was amended. Effective April 1, 2016, participants in this plan will be allowed to diversify their common shares of beneficial interest of Weingarten Realty Investors six months after vesting.
* * * * *

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
ITEM 9A. Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2015. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015.
There has been no change to our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
WRI’s management has responsibility for establishing and maintaining adequate internal control over financial reporting for WRI. Management, with the participation of WRI’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of WRI’s internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on their evaluation of WRI’s internal control over financial reporting, WRI’s management along with the Chief Executive Officer and Chief Financial Officer believe that WRI’s internal control over financial reporting is effective as of December 31, 2015.
Deloitte & Touche LLP, WRI’s independent registered public accounting firm that audited the consolidated financial statements and financial statement schedules included in this Form 10-K, has issued an attestation report on the effectiveness of WRI’s internal control over financial reporting.
February 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trust Managers and Shareholders of
Weingarten Realty Investors
Houston, Texas
We have audited the internal control over financial reporting of Weingarten Realty Investors and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015, of the Company and our report dated February 24, 2016, expressed an unqualified opinion on those financial statements and financial statement schedules.
/s/ Deloitte & Touche LLP
Houston, Texas
February 24, 2016

ITEM 9B. Other Information
Not applicable.
PART III
ITEM 10. Trust Managers, Executive Officers and Corporate Governance
Information with respect to our trust managers and executive officers is incorporated herein by reference to the “Election of Trust Managers - Proposal One," “Compensation Discussion and Analysis - Overview” and “Share Ownership of Beneficial Owners and Management” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2016.
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
ITEM 11. Executive Compensation
Information with respect to executive compensation is incorporated herein by reference to the “Compensation Discussion and Analysis,” “Trust Manager Compensation,” “Compensation Committee Report,” “Summary Compensation Table” and “Trust Manager Compensation Table” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2016.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The “Share Ownership of Beneficial Owners and Management” section of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2016 is incorporated herein by reference.
The following table summarizes the equity compensation plans under which our common shares of beneficial interest may be issued as of December 31, 2015:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance
Equity compensation plans approved by shareholders	2,366,650	$27.26	1,139,623
Equity compensation plans not approved by shareholders	—	—	—
Total	2,366,650	$27.26	1,139,623

ITEM 13. Certain Relationships and Related Transactions, and Trust Manager Independence
The “Governance,” “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” sections of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2016 are incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
The “Accounting Firm Fees” section within “Ratification of Independent Registered Public Accounting Firm - Proposal Two” of our definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 2016 is incorporated herein by reference.
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

4.11	—	Form of 3.375% Senior Note due 2022 (filed as Exhibit 4.2 to WRI’s Form 8-K on October 9, 2012 and incorporated herein by reference).
4.12	—	Form of 3.50% Senior Note due 2023 (filed as Exhibit 4.1 to WRI’s Form 8-K on March 22, 2013 and incorporated herein by reference).
4.13	—	Form of 4.450% Senior Note due 2024 (filed as Exhibit 4.1 to WRI’s Form 8-K on October 15, 2013 and incorporated herein by reference).

4.14	—	Form of 3.850% Senior Note due 2025 (filed as Exhibit 4.1 to WRI's Form 8-K on May 14, 2015 and incorporated herein by reference).
10.1†	—	2001 Long Term Incentive Plan (filed as Exhibit 10.7 to WRI’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.2†	—
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

10.59†	—
First Amendment to Weingarten Realty Investors Retirement Plan dated December 16, 2014 (filed as Exhibit 10.59 to WRI's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

10.60	—
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

10.61	—
Sixth Amendment to Promissory Note with Reliance Trust Company, Trustee of the Master Nonqualified Plan Trust under the Weingarten Realty Investors Supplemental Executive Retirement Plan and Weingarten Realty Investors Retirement Benefit Restoration Plan dated March 11, 2015(filed as Exhibit 10.2 to WRI's Form 10-Q for the quarter ended March 31, 2015 and incorporated herein by reference).

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
Date: February 24, 2016
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

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Andrew M. Alexander	Chief Executive Officer, President and Trust Manager	February 24, 2016
Andrew M. Alexander

By:	/s/ Stanford Alexander	Chairman and Trust Manager	February 24, 2016
Stanford Alexander

By:	/s/ Shelaghmichael Brown	Trust Manager	February 24, 2016
Shelaghmichael Brown

By:	/s/ James W. Crownover	Trust Manager	February 24, 2016
James W. Crownover

By:	/s/ Robert J. Cruikshank	Trust Manager	February 24, 2016
Robert J. Cruikshank

By:	/s/ Melvin Dow	Trust Manager	February 24, 2016
Melvin Dow

By:	/s/ Stephen A. Lasher	Trust Manager	February 24, 2016
Stephen A. Lasher

By:	/s/ Stephen C. Richter	Executive Vice President and Chief Financial Officer	February 24, 2016
Stephen C. Richter

By:	/s/ Thomas L. Ryan	Trust Manager	February 24, 2016
Thomas L. Ryan

By:	/s/ Douglas W. Schnitzer	Trust Manager	February 24, 2016
Douglas W. Schnitzer

By:	/s/ Joe D. Shafer	Senior Vice President/Chief Accounting Officer (Principal Accounting Officer)	February 24, 2016
Joe D. Shafer

By:	/s/ C. Park Shaper	Trust Manager	February 24, 2016
C. Park Shaper

By:	/s/ Marc J. Shapiro	Trust Manager	February 24, 2016
Marc J. Shapiro

Schedule II
WEINGARTEN REALTY INVESTORS
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2015, 2014, and 2013
(Amounts in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Deductions(1)	Balance at end of period
2015
Allowance for Doubtful Accounts	$7,680	$1,179	$2,787	$6,072
Tax Valuation Allowance	27,539	—	309	27,230
2014
Allowance for Doubtful Accounts	$9,386	$1,914	$3,620	$7,680
Tax Valuation Allowance	30,541	2,239	5,241	27,539
2013
Allowance for Doubtful Accounts	$12,127	$1,420	$4,161	$9,386
Tax Valuation Allowance	28,376	2,243	78	30,541
___________________

(1)	Write-offs of amounts previously reserved.

Schedule III

WEINGARTEN REALTY INVESTORS
REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2015
(Amounts in thousands)

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Centers:
10-Federal Shopping Center	$1,791	$7,470	$1,121	$1,791	$8,591	$10,382	$(7,260)	$3,122	$(5,837)	03/20/2008
1919 North Loop West	1,334	8,451	11,840	1,337	20,288	21,625	(9,758)	11,867	—	12/05/2006
1935 West Gray	5,965	955	—	5,965	955	6,920	(2)	6,918	—	12/01/2015
580 Market Place	3,892	15,570	3,512	3,889	19,085	22,974	(7,093)	15,881	(15,799)	04/02/2001
8000 Sunset Strip Shopping Center	18,320	73,431	3,802	18,320	77,233	95,553	(8,016)	87,537	—	06/27/2012
Alabama Shepherd Shopping Center	637	2,026	7,874	1,062	9,475	10,537	(4,754)	5,783	—	04/30/2004
Argyle Village Shopping Center	4,524	18,103	4,450	4,526	22,551	27,077	(8,544)	18,533	—	11/30/2001
Arrowhead Festival Shopping Center	1,294	154	3,966	1,903	3,511	5,414	(1,584)	3,830	—	12/31/2000
Avent Ferry Shopping Center	1,952	7,814	1,199	1,952	9,013	10,965	(3,746)	7,219	—	04/04/2002
Bartlett Towne Center	3,479	14,210	1,146	3,443	15,392	18,835	(6,462)	12,373	—	05/15/2001
Baybrook Gateway	10,623	30,307	690	10,623	30,997	41,620	(979)	40,641	—	02/04/2015
Bell Plaza	1,322	7,151	658	1,322	7,809	9,131	(4,125)	5,006	—	03/20/2008
Bellaire Blvd. Shopping Center	124	37	919	1,011	69	1,080	(37)	1,043	—	11/13/2008
Best in the West	13,191	77,159	7,351	13,194	84,507	97,701	(24,149)	73,552	—	04/28/2005
Blalock Market at I-10	—	4,730	2,022	—	6,752	6,752	(4,753)	1,999	—	12/31/1990
Boca Lyons Plaza	3,676	14,706	4,514	3,651	19,245	22,896	(6,272)	16,624	—	08/17/2001
Braeswood Square Shopping Center	—	1,421	1,154	—	2,575	2,575	(2,355)	220	—	05/28/1969
Broadway Marketplace	898	3,637	1,342	906	4,971	5,877	(2,885)	2,992	—	12/16/1993
Broadway Shopping Center	234	3,166	776	235	3,941	4,176	(2,688)	1,488	—	03/20/2008
Brookwood Marketplace	7,050	15,134	7,368	7,511	22,041	29,552	(5,303)	24,249	(17,551)	08/22/2006
Brookwood Square Shopping Center	4,008	19,753	509	4,008	20,262	24,270	(4,156)	20,114	—	12/16/2003
Brownsville Commons	1,333	5,536	315	1,333	5,851	7,184	(1,485)	5,699	—	05/22/2006
Buena Vista Marketplace	1,958	7,832	1,389	1,956	9,223	11,179	(3,585)	7,594	—	04/02/2001
Bull City Market	930	6,651	800	930	7,451	8,381	(1,920)	6,461	(3,517)	06/10/2005
Cambrian Park Plaza	48,803	1,089	48	48,851	1,089	49,940	(381)	49,559	—	02/27/2015
Camelback Village Square	—	8,720	1,267	—	9,987	9,987	(5,334)	4,653	—	09/30/1994
Camp Creek Marketplace II	6,169	32,036	1,551	4,697	35,059	39,756	(8,533)	31,223	(19,220)	08/22/2006
Capital Square	1,852	7,406	1,410	1,852	8,816	10,668	(3,832)	6,836	—	04/04/2002
Centerwood Plaza	915	3,659	2,858	914	6,518	7,432	(2,284)	5,148	—	04/02/2001

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Charleston Commons Shopping Center	$23,230	$36,877	$2,587	$23,210	$39,484	$62,694	$(9,549)	$53,145	$—	12/20/2006
Cherry Creek Retail Center	5,416	14,624	—	5,416	14,624	20,040	(2,968)	17,072	—	06/16/2011
Chino Hills Marketplace	7,218	28,872	12,216	7,234	41,072	48,306	(17,962)	30,344	—	08/20/2002
Citadel Building	3,236	6,168	8,411	534	17,281	17,815	(14,547)	3,268	—	12/30/1975
College Park Shopping Center	2,201	8,845	7,455	2,641	15,860	18,501	(10,579)	7,922	(11,004)	11/16/1998
Colonial Plaza	10,806	43,234	13,551	10,813	56,778	67,591	(24,616)	42,975	—	02/21/2001
Countryside Centre	15,523	29,818	9,057	15,559	38,839	54,398	(9,731)	44,667	—	07/06/2007
Creekside Center	1,732	6,929	1,998	1,730	8,929	10,659	(3,909)	6,750	(7,759)	04/02/2001
Cullen Plaza Shopping Center	106	2,841	407	106	3,248	3,354	(2,620)	734	—	03/20/2008
Cypress Pointe	3,468	8,700	1,110	3,793	9,485	13,278	(5,860)	7,418	—	04/04/2002
Dallas Commons Shopping Center	1,582	4,969	94	1,582	5,063	6,645	(1,227)	5,418	—	09/14/2006
Danville Plaza Shopping Center	—	3,360	2,366	—	5,726	5,726	(5,076)	650	—	09/30/1960
Desert Village Shopping Center	3,362	14,969	1,371	3,362	16,340	19,702	(2,389)	17,313	—	10/28/2010
Discovery Plaza	2,193	8,772	1,263	2,191	10,037	12,228	(3,787)	8,441	—	04/02/2001
Eastdale Shopping Center	1,423	5,809	2,425	1,417	8,240	9,657	(4,167)	5,490	—	12/31/1997
Eastern Horizon	10,282	16	(317)	1,569	8,412	9,981	(4,838)	5,143	—	12/31/2002
Edgewater Marketplace	4,821	11,225	541	4,821	11,766	16,587	(1,805)	14,782	(17,600)	11/19/2010
El Camino Promenade	4,431	20,557	4,451	4,429	25,010	29,439	(8,469)	20,970	—	05/21/2004
Embassy Lakes Shopping Center	2,803	11,268	1,508	2,803	12,776	15,579	(4,143)	11,436	—	12/18/2002
Entrada de Oro Plaza Shopping Center	6,041	10,511	1,724	6,115	12,161	18,276	(3,601)	14,675	—	01/22/2007
Epic Village St. Augustine	283	1,171	4,065	320	5,199	5,519	(2,655)	2,864	—	09/30/2009
Falls Pointe Shopping Center	3,535	14,289	504	3,522	14,806	18,328	(5,069)	13,259	—	12/17/2002
Festival on Jefferson Court	5,041	13,983	3,427	5,022	17,429	22,451	(5,810)	16,641	—	12/22/2004
Fiesta Market Place	137	429	8	137	437	574	(432)	142	—	03/20/2008
Fiesta Trails	8,825	32,790	2,933	8,825	35,723	44,548	(12,648)	31,900	—	09/30/2003
Flamingo Pines Plaza	10,403	35,014	(13,723)	5,335	26,359	31,694	(7,092)	24,602	—	01/28/2005
Fountain Plaza	1,319	5,276	1,424	1,095	6,924	8,019	(3,945)	4,074	—	03/10/1994
Francisco Center	1,999	7,997	4,607	2,403	12,200	14,603	(8,496)	6,107	(9,996)	11/16/1998
Freedom Centre	2,929	15,302	5,660	6,944	16,947	23,891	(5,295)	18,596	(389)	06/23/2006
Galleria Shopping Center	10,795	10,339	8,768	10,805	19,097	29,902	(4,469)	25,433	—	12/11/2006
Galveston Place	2,713	5,522	5,879	3,279	10,835	14,114	(8,504)	5,610	—	11/30/1983
Gateway Plaza	4,812	19,249	4,448	4,808	23,701	28,509	(8,950)	19,559	(21,269)	04/02/2001
Gateway Station	1,622	3	9,757	1,921	9,461	11,382	(3,678)	7,704	—	09/30/2009
Glenbrook Square Shopping Center	632	3,576	782	632	4,358	4,990	(2,372)	2,618	—	03/20/2008
Grayson Commons	3,180	9,023	217	3,163	9,257	12,420	(2,683)	9,737	(5,269)	11/09/2004

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Greenhouse Marketplace	$4,607	$22,771	$3,926	$4,750	$26,554	$31,304	$(8,521)	$22,783	$—	01/28/2004
Griggs Road Shopping Center	257	2,303	173	257	2,476	2,733	(1,782)	951	—	03/20/2008
Hallmark Town Center	1,368	5,472	1,094	1,367	6,567	7,934	(2,821)	5,113	—	04/02/2001
Harrisburg Plaza	1,278	3,924	956	1,278	4,880	6,158	(4,124)	2,034	(8,440)	03/20/2008
HEB - Dairy Ashford & Memorial	1,717	4,234	—	1,717	4,234	5,951	(721)	5,230	—	03/06/2012
Heights Plaza Shopping Center	58	699	2,493	928	2,322	3,250	(1,491)	1,759	—	06/30/1995
High House Crossing	2,576	10,305	521	2,576	10,826	13,402	(3,986)	9,416	—	04/04/2002
Highland Square	—	—	1,887	—	1,887	1,887	(519)	1,368	—	10/06/1959
Hope Valley Commons	2,439	8,487	374	2,439	8,861	11,300	(1,347)	9,953	—	08/31/2010
Humblewood Shopping Center	2,215	4,724	3,912	1,166	9,685	10,851	(8,209)	2,642	—	03/09/1977
I45/Telephone Rd.	678	11,182	599	678	11,781	12,459	(5,919)	6,540	(9,549)	03/20/2008
Independence Plaza I	12,795	23,063	241	12,795	23,304	36,099	(2,719)	33,380	(17,197)	06/11/2013
Independence Plaza II	6,555	8,564	1,614	6,555	10,178	16,733	(1,134)	15,599	—	06/11/2013
Jess Ranch Marketplace	8,750	25,560	343	8,750	25,903	34,653	(2,372)	32,281	—	12/23/2013
Jess Ranch Marketplace Phase III	8,431	21,470	191	8,431	21,661	30,092	(2,002)	28,090	—	12/23/2013
Lakeside Marketplace	6,064	22,989	3,348	6,150	26,251	32,401	(7,628)	24,773	(15,889)	08/22/2006
Largo Mall	10,817	40,906	5,431	10,810	46,344	57,154	(14,457)	42,697	—	03/01/2004
Laveen Village Marketplace	1,190	—	5,251	1,006	5,435	6,441	(3,283)	3,158	—	08/15/2003
Lawndale Shopping Center	82	927	692	82	1,619	1,701	(1,101)	600	—	03/20/2008
League City Plaza	1,918	7,592	898	1,918	8,490	10,408	(4,925)	5,483	(8,623)	03/20/2008
Leesville Towne Centre	7,183	17,162	1,417	7,223	18,539	25,762	(5,785)	19,977	—	01/30/2004
Little York Plaza Shopping Center	342	5,170	1,825	342	6,995	7,337	(5,824)	1,513	—	03/20/2008
Lyons Avenue Shopping Center	249	1,183	54	249	1,237	1,486	(1,058)	428	—	03/20/2008
Madera Village Shopping Center	3,788	13,507	1,284	3,816	14,763	18,579	(3,871)	14,708	—	03/13/2007
Market at Town Center - Sugarland	8,600	26,627	23,949	8,600	50,576	59,176	(24,506)	34,670	—	12/23/1996
Market at Westchase Shopping Center	1,199	5,821	2,662	1,415	8,267	9,682	(5,851)	3,831	—	02/15/1991
Marketplace at Seminole Outparcel	1,000	—	1,500	1,046	1,454	2,500	(94)	2,406	—	08/21/2006
Marketplace at Seminole Towne	15,067	53,743	6,144	21,665	53,289	74,954	(13,472)	61,482	—	08/21/2006
Markham West Shopping Center	2,694	10,777	4,497	2,696	15,272	17,968	(8,107)	9,861	—	09/18/1998
Marshall's Plaza	1,802	12,315	711	1,804	13,024	14,828	(3,773)	11,055	—	06/01/2005
Mendenhall Commons	2,655	9,165	653	2,677	9,796	12,473	(2,677)	9,796	—	11/13/2008
Menifee Town Center	1,827	7,307	4,998	1,824	12,308	14,132	(4,654)	9,478	—	04/02/2001
Millpond Center	3,155	9,706	1,625	3,161	11,325	14,486	(3,790)	10,696	—	07/28/2005
Mohave Crossroads	3,953	63	35,989	3,128	36,877	40,005	(18,669)	21,336	—	12/31/2009
Monte Vista Village Center	1,485	58	5,630	755	6,418	7,173	(4,124)	3,049	—	12/31/2004

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Moore Plaza	$6,445	$26,140	$11,079	$6,487	$37,177	$43,664	$(18,783)	$24,881	$—	03/20/1998
Mueller Regional Retail Center	10,382	56,303	282	10,382	56,585	66,967	(5,694)	61,273	(33,953)	10/03/2013
North Creek Plaza	6,915	25,625	4,823	6,954	30,409	37,363	(10,105)	27,258	—	08/19/2004
North Towne Plaza	960	3,928	7,526	879	11,535	12,414	(8,120)	4,294	(9,446)	02/15/1990
North Towne Plaza	6,646	99	1,719	1,005	7,459	8,464	(2,163)	6,301	—	04/01/2010
Northbrook Shopping Center	1,629	4,489	3,611	1,713	8,016	9,729	(6,741)	2,988	(9,490)	11/06/1967
Northwoods Shopping Center	1,768	7,071	448	1,772	7,515	9,287	(2,722)	6,565	—	04/04/2002
Oak Forest Shopping Center	760	2,726	5,018	748	7,756	8,504	(5,764)	2,740	(7,781)	12/30/1976
Oak Grove Market Center	5,758	10,508	1,025	5,861	11,430	17,291	(2,730)	14,561	—	06/15/2007
Oracle Crossings	4,614	18,274	29,183	10,582	41,489	52,071	(9,801)	42,270	—	01/22/2007
Oracle Wetmore Shopping Center	24,686	26,878	7,078	13,813	44,829	58,642	(10,638)	48,004	—	01/22/2007
Overton Park Plaza	9,266	37,789	11,944	9,264	49,735	58,999	(16,336)	42,663	—	10/24/2003
Palmilla Center	1,258	—	12,956	2,882	11,332	14,214	(6,724)	7,490	—	12/31/2002
Palms of Carrollwood	3,995	16,390	1,477	3,995	17,867	21,862	(2,285)	19,577	—	12/23/2010
Paradise Marketplace	2,153	8,612	(2,083)	1,197	7,485	8,682	(4,137)	4,545	—	07/20/1995
Parliament Square II	2	10	1,183	3	1,192	1,195	(796)	399	—	06/24/2005
Perimeter Village	29,701	42,337	3,701	34,404	41,335	75,739	(10,477)	65,262	(32,901)	07/03/2007
Phillips Crossing	—	1	28,208	872	27,337	28,209	(10,913)	17,296	—	09/30/2009
Phoenix Office Building	1,696	3,255	1,175	1,773	4,353	6,126	(1,480)	4,646	—	01/31/2007
Pike Center	—	40,537	2,157	—	42,694	42,694	(6,242)	36,452	—	08/14/2012
Plantation Centre	3,463	14,821	1,871	3,471	16,684	20,155	(5,136)	15,019	—	08/19/2004
Promenade 23	16,028	2,271	186	16,028	2,457	18,485	(493)	17,992	—	03/25/2011
Prospector's Plaza	3,746	14,985	5,743	3,716	20,758	24,474	(6,820)	17,654	—	04/02/2001
Pueblo Anozira Shopping Center	2,750	11,000	4,965	2,768	15,947	18,715	(9,092)	9,623	(15,087)	06/16/1994
Raintree Ranch Center	11,442	595	17,635	10,983	18,689	29,672	(9,723)	19,949	—	03/31/2008
Rancho San Marcos Village	3,533	14,138	5,289	3,887	19,073	22,960	(6,612)	16,348	—	02/26/2003
Rancho Towne & Country	1,161	4,647	716	1,166	5,358	6,524	(2,846)	3,678	—	10/16/1995
Randalls Center/Kings Crossing	3,570	8,147	381	3,585	8,513	12,098	(5,212)	6,886	—	11/13/2008
Red Mountain Gateway	2,166	89	9,480	2,737	8,998	11,735	(4,718)	7,017	—	12/31/2003
Regency Centre	5,616	18,516	1,724	3,581	22,275	25,856	(5,969)	19,887	—	07/28/2006
Reynolds Crossing	4,276	9,186	156	4,276	9,342	13,618	(2,261)	11,357	—	09/14/2006
Richmond Square	1,993	953	13,594	14,512	2,028	16,540	(1,312)	15,228	—	12/31/1996
Ridgeway Trace	26,629	544	20,383	15,573	31,983	47,556	(10,006)	37,550	—	11/09/2006
River Oaks Shopping Center - East	1,354	1,946	390	1,363	2,327	3,690	(2,016)	1,674	—	12/04/1992
River Oaks Shopping Center - West	3,534	17,741	35,856	4,207	52,924	57,131	(24,469)	32,662	—	12/04/1992

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
River Point at Sheridan	$28,898	$4,042	$7,441	$9,861	$30,520	$40,381	$(6,617)	$33,764	$—	04/01/2010
Roswell Corners	6,136	21,447	2,109	5,835	23,857	29,692	(7,023)	22,669	(5,738)	06/24/2004
Roswell Crossing Shopping Center	7,625	18,573	834	7,625	19,407	27,032	(3,027)	24,005	—	07/18/2012
San Marcos Plaza	1,360	5,439	557	1,358	5,998	7,356	(2,311)	5,045	—	04/02/2001
Scottsdale Horizon	—	3,241	38,162	12,914	28,489	41,403	(2,021)	39,382	—	01/22/2007
Sea Ranch Centre	11,977	4,219	1,003	11,977	5,222	17,199	(747)	16,452	—	03/06/2013
Shoppes at Bears Path	3,252	5,503	1,364	3,290	6,829	10,119	(2,058)	8,061	—	03/13/2007
Shoppes at Memorial Villages	1,417	4,786	8,848	3,332	11,719	15,051	(7,691)	7,360	—	01/11/2012
Shoppes of South Semoran	4,283	9,785	(1,570)	4,745	7,753	12,498	(2,004)	10,494	—	08/31/2007
Shops at Kirby Drive	1,201	945	276	1,202	1,220	2,422	(453)	1,969	—	05/27/2008
Shops at Three Corners	6,215	9,303	10,119	10,587	15,050	25,637	(10,019)	15,618	—	12/31/1989
Silver Creek Plaza	3,231	12,924	3,394	3,228	16,321	19,549	(6,545)	13,004	(14,831)	04/02/2001
Six Forks Shopping Center	6,678	26,759	6,226	6,728	32,935	39,663	(12,180)	27,483	—	04/04/2002
South Fulton Crossing	14,373	154	(11,434)	2,669	424	3,093	(2)	3,091	—	01/10/2007
South Semoran - Pad	1,056	—	(129)	927	—	927	—	927	—	09/06/2007
Southampton Center	4,337	17,349	3,035	4,333	20,388	24,721	(8,097)	16,624	(19,090)	04/02/2001
Southgate Shopping Center	232	8,389	417	232	8,806	9,038	(5,526)	3,512	(5,644)	03/20/2008
Squaw Peak Plaza	816	3,266	3,237	818	6,501	7,319	(3,156)	4,163	—	12/20/1994
Stella Link Shopping Center	227	423	1,423	294	1,779	2,073	(1,591)	482	—	07/10/1970
Stella Link Shopping Center	2,602	1,418	(1,307)	2,602	111	2,713	(23)	2,690	—	08/21/2007
Stonehenge Market	4,740	19,001	2,339	4,740	21,340	26,080	(8,087)	17,993	—	04/04/2002
Stony Point Plaza	3,489	13,957	11,352	3,453	25,345	28,798	(8,784)	20,014	(11,226)	04/02/2001
Summerhill Plaza	1,945	7,781	2,790	1,943	10,573	12,516	(4,795)	7,721	—	04/02/2001
Sunset 19 Shopping Center	5,519	22,076	1,765	5,547	23,813	29,360	(8,720)	20,640	—	10/29/2001
Surf City Crossing	3,220	52	5,025	2,655	5,642	8,297	(1,927)	6,370	—	12/06/2006
Tates Creek Centre	4,802	25,366	1,539	5,766	25,941	31,707	(8,056)	23,651	—	03/01/2004
Taylorsville Town Center	2,179	9,718	2,440	4,091	10,246	14,337	(3,404)	10,933	(850)	12/19/2003
The Centre at Post Oak	13,731	115	23,857	17,822	19,881	37,703	(11,897)	25,806	—	12/31/1996
The Commons at Dexter Lake	2,923	12,007	2,297	2,949	14,278	17,227	(5,196)	12,031	—	11/13/2008
The Commons at Dexter Lake II	2,023	6,940	307	2,039	7,231	9,270	(1,900)	7,370	—	11/13/2008
The Shoppes at Parkwood Ranch	4,369	52	10,382	2,420	12,383	14,803	(5,739)	9,064	—	12/31/2009
The Westside Center	14,952	10,350	—	14,952	10,350	25,302	—	25,302	—	12/22/2015
Thompson Bridge Commons	604	—	625	513	716	1,229	(94)	1,135	—	04/26/2005
Thousand Oaks Shopping Center	2,973	13,142	1,009	2,973	14,151	17,124	(4,677)	12,447	(9,922)	03/20/2008
TJ Maxx Plaza	3,400	19,283	1,969	3,430	21,222	24,652	(6,859)	17,793	—	03/01/2004

Schedule III

	Initial Cost to Company			Gross Amounts Carried at Close of Period
Description	Land	Building and Improvements	Cost Capitalized Subsequent to Acquisition	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Total Costs, Net of Accumulated Depreciation	Encumbrances (2)	Date of Acquisition / Construction
Tomball Marketplace	$9,616	$262	$23,162	$8,132	$24,908	$33,040	$(8,090)	$24,950	$—	04/12/2006
Trenton Crossing/North McAllen	9,855	29,133	—	9,855	29,133	38,988	(294)	38,694	—	08/31/2015
Tropicana Beltway Center	13,947	42,186	1,085	13,949	43,269	57,218	(13,554)	43,664	—	11/20/2007
Tropicana Marketplace	2,118	8,477	(1,587)	1,206	7,802	9,008	(3,941)	5,067	—	07/24/1995
Valley Shopping Center	4,293	13,736	1,608	8,910	10,727	19,637	(2,898)	16,739	—	04/07/2006
Valley View Shopping Center	1,006	3,980	2,219	1,006	6,199	7,205	(3,424)	3,781	—	11/20/1996
Vizcaya Square Shopping Center	3,044	12,226	1,749	3,044	13,975	17,019	(4,544)	12,475	—	12/18/2002
Wake Forest Crossing I	2,897	10,060	—	2,897	10,060	12,957	(83)	12,874	—	09/25/2015
Waterford Village	5,830	—	8,103	2,893	11,040	13,933	(5,151)	8,782	—	06/11/2004
Wellington Green Commons	14,212	32,305	41	14,212	32,346	46,558	(633)	45,925	(19,748)	04/20/2015
Wellington Green Pad Sites	2,288	184	—	2,288	184	2,472	(12)	2,460	—	04/20/2015
West Jordan Town Center	4,306	17,776	2,121	4,308	19,895	24,203	(6,225)	17,978	—	12/19/2003
Westchase Shopping Center	3,085	7,920	10,245	3,189	18,061	21,250	(12,219)	9,031	—	08/29/1978
Westhill Village Shopping Center	408	3,002	5,637	437	8,610	9,047	(5,252)	3,795	—	05/01/1958
Westland Fair	27,562	10,506	(8,749)	12,220	17,099	29,319	(8,580)	20,739	—	12/29/2000
Westminster Center	11,215	44,871	8,354	11,204	53,236	64,440	(20,973)	43,467	(41,233)	04/02/2001
Whitehall Commons	2,529	6,901	569	2,522	7,477	9,999	(2,157)	7,842	—	10/06/2005
Whole Foods @ Carrollwood	2,772	126	4,634	2,854	4,678	7,532	(643)	6,889	—	09/30/2011
Winter Park Corners	2,159	8,636	1,326	2,159	9,962	12,121	(3,845)	8,276	—	09/06/2001
	952,989	2,269,060	766,804	922,346	3,066,507	3,988,853	(1,054,612)	2,934,241	(431,848)
New Development:
Hilltop Village Center	3,196	7,234	51,408	4,055	57,783	61,838	(3,588)	58,250	—	11/17/2011
Nottingham Commons	19,523	2,398	3,530	20,551	4,900	25,451	(37)	25,414	—	09/24/2014
Wake Forest Crossing II	3,155	2,617	12,123	3,332	14,563	17,895	(204)	17,691	—	06/04/2014
	25,874	12,249	67,061	27,938	77,246	105,184	(3,829)	101,355	—
Miscellaneous (not to exceed 5% of total)	122,603	9,201	37,118	92,565	76,357	168,922	(29,201)	139,721	—
Total of Portfolio	$1,101,466	$2,290,510	$870,983	$1,042,849	$3,220,110	$4,262,959	$(1,087,642)	$3,175,317	$(431,848)
___________________

(1)	The book value of our net fixed asset exceeds the tax basis by approximately $228.0 million at December 31, 2015.

(2)
Encumbrances do not include $27.7 million outstanding under fixed-rate mortgage debt associated with three properties each held in a tenancy-in-common arrangement, $1.9 million of deferred debt costs and $5.1 million of non-cash debt related items.

Depreciation is computed using the straight-line method, generally over estimated useful lives of 18-40 years for buildings and 10-20 years for parking lot surfacing and equipment. Tenant and leasehold improvements are depreciated over the remaining life of the lease or the useful life whichever is shorter.

Schedule III

The changes in total cost of the properties were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$4,076,094	$4,289,276	$4,399,850
Additions at cost	319,789	144,474	279,624
Retirements or sales	(79,608)	(348,221)	(232,823)
Property held for sale	(53,163)	(9,435)	(155,017)
Impairment loss	(153)	—	(2,358)
Balance at end of year	$4,262,959	$4,076,094	$4,289,276
The changes in accumulated depreciation were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$1,028,619	$1,058,040	$1,040,839
Additions at cost	120,426	125,226	130,698
Retirements or sales	(42,603)	(148,882)	(81,094)
Property held for sale	(18,800)	(5,765)	(32,403)
Balance at end of year	$1,087,642	$1,028,619	$1,058,040

Schedule IV
WEINGARTEN REALTY INVESTORS
MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2015
(Amounts in thousands)

	State	Interest Rate	Final Maturity Date	Periodic Payment Terms	Face Amount of Mortgages	Carrying Amount of Mortgages (1)
Shopping Centers:
First Mortgages:
College Park Realty Company	NV	7.00%	10/31/2053	At Maturity	$3,410	$3,410
Total Mortgage Loans on Real Estate					$3,410	$3,410
___________________

(1)	The aggregate cost at December 31, 2015 for federal income tax purposes is $3.4 million, and there are no prior liens to be disclosed.
Changes in mortgage loans are summarized below (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance, Beginning of Year	$3,410	$15,438	$91,662
Additions to Existing Loans (1)	—	—	699
Collections/Reductions of Principal	—	(12,028)	(22,085)
Reduction of Principal due to Business Combinations (2)	—	—	(54,838)
Balance, End of Year	$3,410	$3,410	$15,438
___________________

(1)	The caption above, “Additions to Existing Loans” also includes accrued interest.

(2)	This caption relates to acquired unconsolidated real estate joint venture interest during the respective period.