Form 10-Q
period 2016-03-31
WEINGARTEN REALTY INVESTORS /TX/
filed 2016-05-02
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES☐ NO☒
As of April 30, 2016, there were 125,481,807 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rentals, net	$128,509	$122,658
Other	3,908	2,941
Total	132,417	125,599
Expenses:
Depreciation and amortization	37,879	36,151
Operating	23,536	22,585
Real estate taxes, net	15,857	14,627
Impairment loss	43	—
General and administrative	6,498	7,372
Total	83,813	80,735
Operating Income	48,604	44,864
Interest Expense, net	(20,891)	(26,458)
Interest and Other Income, net	211	2,722
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests	37,392	861
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	4,093	5,372
Provision for Income Taxes	(5,899)	(661)
Income from Continuing Operations	63,510	26,700
Gain on Sale of Property	45,157	22,522
Net Income	108,667	49,222
Less: Net Income Attributable to Noncontrolling Interests	(1,593)	(1,575)
Net Income Adjusted for Noncontrolling Interests	107,074	47,647
Dividends on Preferred Shares	—	(2,710)
Net Income Attributable to Common Shareholders	$107,074	$44,937
Earnings Per Common Share - Basic:
Net income attributable to common shareholders	$.87	$.37
Earnings Per Common Share - Diluted:
Net income attributable to common shareholders	$.85	$.36
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Net Income	$108,667	$49,222
Other Comprehensive Loss:
Net unrealized gain on investments, net of taxes	18	79
Net unrealized loss on derivatives	(4,431)	(1,350)
Amortization of loss on derivatives and designated hedges	371	388
Retirement liability adjustment	377	360
Total	(3,665)	(523)
Comprehensive Income	105,002	48,699
Comprehensive Income Attributable to Noncontrolling Interests	(1,593)	(1,575)
Comprehensive Income Adjusted for Noncontrolling Interests	$103,409	$47,124
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Property	$4,317,416	$4,262,959
Accumulated Depreciation	(1,113,754)	(1,087,642)
Property Held for Sale, net	—	34,363
Property, net *	3,203,662	3,209,680
Investment in Real Estate Joint Ventures and Partnerships, net *	295,994	267,041
Total	3,499,656	3,476,721
Unamortized Lease Costs, net	146,733	137,609
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $6,888 in 2016 and $6,072 in 2015) *	74,094	84,782
Cash and Cash Equivalents *	27,200	22,168
Restricted Deposits and Mortgage Escrows	107,275	3,074
Other, net	178,882	177,591
Total Assets	$4,033,840	$3,901,945
LIABILITIES AND EQUITY
Debt, net *	$2,189,324	$2,113,277
Accounts Payable and Accrued Expenses	88,738	112,205
Other, net	133,188	131,453
Total Liabilities	2,411,250	2,356,935
Commitments and Contingencies	—	—
Equity:
Shareholders’ Equity:
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 124,871 in 2016 and 123,951 in 2015	3,785	3,744
Additional Paid-In Capital	1,636,296	1,616,242
Net Income Less Than Accumulated Dividends	(161,184)	(222,880)
Accumulated Other Comprehensive Loss	(11,309)	(7,644)
Total Shareholders’ Equity	1,467,588	1,389,462
Noncontrolling Interests	155,002	155,548
Total Equity	1,622,590	1,545,010
Total Liabilities and Equity	$4,033,840	$3,901,945
* Consolidated variable interest entities' assets and debt included in the above balances (see Note 15):
Property, net	$239,977	$240,689
Investment in Real Estate Joint Ventures and Partnerships, net	18,149	18,278
Accrued Rent and Accounts Receivable, net	8,408	9,245
Cash and Cash Equivalents	9,800	13,250
Debt, net	47,722	47,919
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net Income	$108,667	$49,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,879	36,151
Amortization of debt deferred costs and intangibles, net	699	656
Impairment loss	43	—
Equity in earnings of real estate joint ventures and partnerships, net	(4,093)	(5,372)
Gain on sale and acquisition of real estate joint venture and partnership interests	(37,392)	(861)
Gain on sale of property	(45,157)	(22,522)
Distributions of income from real estate joint ventures and partnerships	338	1,024
Changes in accrued rent and accounts receivable, net	8,086	6,951
Changes in unamortized lease costs and other assets, net	168	(1,994)
Changes in accounts payable, accrued expenses and other liabilities, net	(20,010)	(14,762)
Other, net	1,270	8,947
Net cash provided by operating activities	50,498	57,440
Cash Flows from Investing Activities:
Acquisition of real estate and land	(496)	(91,487)
Development and capital improvements	(25,505)	(17,401)
Proceeds from sale of property and real estate equity investments, net	106,053	33,050
Change in restricted deposits and mortgage escrows	(104,171)	51,357
Real estate joint ventures and partnerships - Investments	(42,025)	(34)
Real estate joint ventures and partnerships - Distribution of capital	24,609	4,446
Purchase of investments	(1,250)	—
Proceeds from investments	500	500
Other, net	2,481	(474)
Net cash used in investing activities	(39,804)	(20,043)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	—	200,000
Principal payments of debt	(3,623)	(112,236)
Changes in unsecured credit facilities	30,500	(85,000)
Proceeds from issuance of common shares of beneficial interest, net	19,430	30,863
Common and preferred dividends paid	(45,378)	(44,914)
Debt issuance and extinguishment costs paid	(4,452)	(7,402)
Distributions to noncontrolling interests	(2,139)	(1,660)
Other, net	—	(69)
Net cash used in financing activities	(5,662)	(20,418)
Net increase in cash and cash equivalents	5,032	16,979
Cash and cash equivalents at January 1	22,168	23,189
Cash and cash equivalents at March 31	$27,200	$40,168
Interest paid during the period (net of amount capitalized of $520 and $831, respectively)	$20,828	$23,471
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2015	$2	$3,700	$1,706,880	$(212,960)	$(12,436)	$153,757	$1,638,943
Net income				47,647		1,575	49,222
Issuance of common shares, net		24	29,012				29,036
Shares issued under benefit plans, net		9	5,547				5,556
Shares issued in exchange for noncontrolling interests			111			(111)	—
Dividends paid – common shares (1)				(42,476)			(42,476)
Dividends paid – preferred shares (2)				(2,438)			(2,438)
Distributions to noncontrolling interests						(1,660)	(1,660)
Other comprehensive loss					(523)		(523)
Other, net			254	(272)		(114)	(132)
Balance, March 31, 2015	$2	$3,733	$1,741,804	$(210,499)	$(12,959)	$153,447	$1,675,528
Balance, January 1, 2016	$—	$3,744	$1,616,242	$(222,880)	$(7,644)	$155,548	$1,545,010
Net income				107,074		1,593	108,667
Issuance of common shares, net		15	17,865				17,880
Shares issued under benefit plans, net		26	2,189				2,215
Dividends paid – common shares (1)				(45,378)			(45,378)
Distributions to noncontrolling interests						(2,139)	(2,139)
Other comprehensive loss					(3,665)		(3,665)
Balance, March 31, 2016	$—	$3,785	$1,636,296	$(161,184)	$(11,309)	$155,002	$1,622,590
_______________

(1)	Common dividend per share was $.365 and $.345 for the three months ended March 31, 2016 and 2015, respectively.

(2)	Series F preferred dividend per share was $40.63 for the three months ended March 31, 2015.
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
We operate a portfolio of neighborhood and community shopping centers, totaling approximately 44.5 million square feet of gross leaseable area, that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 3.4% of base minimum rental revenue during the first three months of 2016. Total revenues less operating expenses and real estate taxes from continuing operations ("net operating income from continuing operations") generated by our centers located in Houston and its surrounding areas was 18.3% of total net operating income from continuing operations for the three months ended March 31, 2016, and an additional 9.8% of net operating income from continuing operations was generated during this period from centers that are located in other parts of Texas.
Basis of Presentation
Our condensed consolidated financial statements include the accounts of our subsidiaries, certain partially owned real estate joint ventures or partnerships and variable interest entities (“VIEs”) which meet the guidelines for consolidation. All intercompany balances and transactions have been eliminated.
The condensed consolidated financial statements included in this report are unaudited; however, amounts presented in the condensed consolidated balance sheet as of December 31, 2015 are derived from our audited financial statements at that date. In our opinion, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.
The condensed consolidated financial statements and notes are presented as permitted by Form 10-Q and certain information included in our annual financial statements and notes thereto has been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2015.
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Restricted Deposits and Mortgage Escrows
Restricted deposits and mortgage escrows consist of escrow deposits held by lenders primarily for property taxes, insurance and replacement reserves and restricted cash that is held for a specific use or in a qualified escrow account for the purposes of completing like-kind exchange transactions.
Our restricted deposits and mortgage escrows consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Restricted cash (1)	$106,262	$1,952
Mortgage escrows	1,013	1,122
Total	$107,275	$3,074
_______________

(1)
The increase between the periods presented is primarily attributable to $105.2 million of funds being placed in a qualified escrow account for the purpose of completing like-kind exchange transactions.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

	Gain on Investments	Gain on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2015	$(557)	$(8,160)		$16,361		$7,644
Change excluding amounts reclassified from accumulated other comprehensive loss	(18)	4,431				4,413
Amounts reclassified from accumulated other comprehensive loss		(371)	(1)	(377)	(2)	(748)
Net other comprehensive (income) loss	(18)	4,060		(377)		3,665
Balance, March 31, 2016	$(575)	$(4,100)		$15,984		$11,309
	Gain on Investments	Gain on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2014	$(656)	$(3,416)		$16,508		$12,436
Change excluding amounts reclassified from accumulated other comprehensive loss	(79)	1,350				1,271
Amounts reclassified from accumulated other comprehensive loss		(388)	(1)	(360)	(2)	(748)
Net other comprehensive (income) loss	(79)	962		(360)		523
Balance, March 31, 2015	$(735)	$(2,454)		$16,148		$12,959
_______________
(1)    This reclassification component is included in interest expense (see Note 6 for additional information).
(2)    This reclassification component is included in the computation of net periodic benefit cost (see Note 12 for additional information).
Deferred Compensation Plan
Our deferred compensation plan was amended, effective April 1, 2016, to permit participants in this plan to diversify their holdings of our common shares of beneficial interest ("common shares") six months after vesting. Thus, as of April 1, 2016, the fully vested share awards and the proportionate share of nonvested share awards eligible for diversification will be reclassified from additional paid-in capital to temporary equity in our Condensed Consolidated Balance Sheet. The share awards will be adjusted to their redemption value each reporting period based upon the market value of our common shares at the end of such reporting period, and such change in value from the prior reporting period will be reported in net income less than accumulated dividends in our Condensed Consolidated Statement of Equity. The following table summarizes the eligible share award activity that would have been recorded in temporary equity, if the amendment was effective as of March 31, 2016 (in thousands):

Value of shares resulting from:
Change in classification	$36,261
Change in redemption value	10,429
Total	$46,690
Retrospective Application of Accounting Standard Update
The retrospective application of adopting Accounting Standard Update No. 2015-02, "Amendments to the Consolidation Analysis" on prior years' condensed consolidated balance sheet and applicable notes to the consolidated financial statements was made to conform to the current year presentation. The impact of this change is described in Note 2.

Note 2. Newly Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This ASU's core objective is for an entity to recognize revenue based on the consideration it expects to receive in exchange for goods or services. Additionally, this ASU requires entities to use a single model in accounting for revenues derived from contracts with customers. ASU No. 2014-09 replaces prior guidance regarding the recognition of revenue from sales of real estate, except for revenue from sales that are part of a sale-leaseback transaction. The provisions of ASU No. 2014-09, as amended in ASU No. 2015-14 and ASU No. 2016-08, are effective for us on January 1, 2018, and are required to be applied either on a retrospective or a modified retrospective approach. We are currently assessing the impact, if any, that the adoption of this ASU will have on our consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." This ASU's core objective is that management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued. The provisions of ASU No. 2014-15 are effective for us as of December 31, 2016, and early adoption is permitted. We early adopted this update effective January 1, 2016, and the adoption did not have any impact to our consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis." This ASU amends the consolidation analysis required under GAAP and requires management to reevaluate all previous consolidation conclusions. ASU No. 2015-02 considers limited partnerships as VIEs, unless the limited partners have either substantive kick-out or participating rights. The presumption that a general partner should consolidate a limited partnership has also been eliminated. The ASU amends the effect that fees paid to a decision maker or service provider have on the consolidation analysis, as well as amends how variable interests held by a reporting entity's related parties affect the consolidation conclusion. The ASU also clarifies how to determine whether equity holders as a group have power over an entity. The provisions of ASU No. 2015-02 were effective for us as of January 1, 2016. Upon adoption of this update, we have reported 10 additional entities as VIEs, since the limited partners in these entities do not have either substantive kick-out or participating rights. The adoption expanded our VIE disclosures for these 10 entities, but had no impact to our condensed consolidated balance sheets or condensed consolidated statements of operations or cash flows as the consolidation status of these entities did not change. Retrospective disclosures associated with our VIEs were made to conform to the current year presentation.
In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." This ASU will allow measurement-period adjustments associated with business combinations recorded in the reporting period in which the adjustment amounts are determined, rather than retrospectively, as if the accounting for the business combination had been completed as of the acquisition date. The provisions of ASU No. 2015-16 were effective for us as of January 1, 2016. We have adopted this update, and the adoption did not have have any impact to our consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." This ASU will require equity investments, excluding those investments accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with the changes in fair value recognized in net income; will simplify the impairment assessment of those investments; will eliminate the disclosure of the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost and change the fair value calculation for those investments; will change the disclosure in other comprehensive income for financial liabilities that are measured at fair value in accordance with the fair value options for financial instruments; and will clarify that a deferred asset related to available-for-sale securities should be included in an entity's evaluation for a valuation allowance. The provisions of ASU No. 2016-01 are effective for us as of January 1, 2018. We are currently assessing the impact, if any, that the adoption of this ASU will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases." The ASU sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The ASU requires lessees to adopt a right-of-use asset approach that will bring substantially all leases onto the balance sheet, with the exception of short-term leases. The subsequent accounting for this right-of-use asset will be based on a dual-model approach, under which the lease will be classified as either a finance or an operating lease. The lessor accounting model under this ASU is similar to current guidance, but certain underlying principles in the lessor model have been aligned with the new revenue recognition standard. The provisions of ASU No. 2016-02 are effective for us as of January 1, 2019, are required to be applied on a modified retrospective approach and early adoption is permitted. We are currently assessing the impact, if any, that the adoption of this ASU will have on our consolidated financial statements.
Note 3. Property
Our property consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Land	$925,164	$929,958
Land held for development	91,831	95,524
Land under development	15,013	17,367
Buildings and improvements	3,223,700	3,152,215
Construction in-progress	61,708	67,895
Total	$4,317,416	$4,262,959
During the three months ended March 31, 2016, we sold three centers and other property. Aggregate gross sales proceeds from these transactions approximated $108.4 million and generated gains of approximately $45.2 million. In February 2016, property increased by $58.7 million as a result of a business combination (see Note 17 for additional information). Also, during the three months ended March 31, 2016, we invested $6.2 million in new development projects.

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

	March 31, 2016	December 31, 2015
Combined Condensed Balance Sheets
ASSETS
Property	$1,262,257	$1,290,784
Accumulated depreciation	(257,046)	(293,474)
Property, net	1,005,211	997,310
Other assets, net	116,308	130,251
Total Assets	$1,121,519	$1,127,561
LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable)	$347,847	$345,186
Amounts payable to Weingarten Realty Investors and Affiliates	12,298	12,285
Other liabilities, net	25,795	29,509
Total Liabilities	385,940	386,980
Equity	735,579	740,581
Total Liabilities and Equity	$1,121,519	$1,127,561

	Three Months Ended March 31,
	2016	2015
Combined Condensed Statements of Operations
Revenues, net	$35,922	$37,118
Expenses:
Depreciation and amortization	9,381	9,380
Interest, net	4,008	4,417
Operating	7,603	6,465
Real estate taxes, net	4,492	4,532
General and administrative	143	202
Provision for income taxes	59	68
Impairment loss	1,303	—
Total	26,989	25,064
Gain on sale of non-operating property	373	—
Gain on dispositions	—	1,128
Net income	$9,306	$13,182

Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $2.7 million and $4.9 million at March 31, 2016 and December 31, 2015, respectively, are generally amortized over the useful lives of the related assets.
Our real estate joint ventures and partnerships have determined from time to time that the carrying amount of certain centers was not recoverable and that the centers should be written down to fair value. For the three months ended March 31, 2016, our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $1.3 million associated with a center that had been marketed and sold during the period. There was no impairment charge for the three months ended March 31, 2015.
Fees earned by us for the management of these real estate joint ventures and partnerships totaled $1.2 million for both the three months ended March 31, 2016 and 2015.
For the three months ended March 31, 2016, one center and a land parcel was sold for approximately $13.1 million, of which our share of the gain totaled $.2 million. Additionally, one center with a gross purchase price of $65 million was acquired, of which our net interest, of both our direct and indirect investments, aggregates 66%.
As of December 31, 2015, we held a combined 51% interest in an unconsolidated real estate joint venture that owned three centers in Colorado with total assets and debt of $43.7 million and $72.4 million, respectively. In February 2016, in exchange for our partners' aggregate 49% interest in this venture and $2.5 million in cash, we distributed one center to our partners. We have consolidated this venture as of the transaction date and re-measured our investment in this venture to its fair value (See Note 17 for additional information).
During 2015, we sold one center held in a 50% owned unconsolidated real estate joint venture for approximately $1.1 million, of which our share of the gain totaled $.6 million. Associated with this transaction, a gain of $.9 million on our investment of this real estate joint venture was realized. Additionally, we sold three centers and other property held in unconsolidated joint ventures for approximately $17.6 million, of which our share of the gain totaled $1.0 million. Also, a 51% owned unconsolidated real estate joint venture acquired real estate assets of approximately $54.1 million.
Note 5. Debt
Our debt consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Debt payable, net to 2038 (1)	$1,918,489	$1,872,942
Unsecured notes payable under credit facilities	180,000	149,500
Debt service guaranty liability	69,835	69,835
Obligations under capital leases	21,000	21,000
Total	$2,189,324	$2,113,277
_______________

(1)	At March 31, 2016, interest rates ranged from 1.7% to 8.6% at a weighted average rate of 4.3%. At December 31, 2015, interest rates ranged from 1.0% to 8.6% at a weighted average rate of 4.3%.

The allocation of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	March 31, 2016	December 31, 2015
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$1,915,829	$1,869,683
Variable-rate debt	273,495	243,594
Total	$2,189,324	$2,113,277
As to collateralization:
Unsecured debt	$1,681,507	$1,650,521
Secured debt	507,817	462,756
Total	$2,189,324	$2,113,277
We maintain a $500 million unsecured revolving credit facility, which was amended and extended on March 30, 2016. This facility expires in March 2020, provides for two consecutive six-month extensions upon our request and borrowing rates that float at a margin over LIBOR plus a facility fee. At March 31, 2016, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 90 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million.
As of December 31, 2015, we had a $500 million unsecured revolving credit facility, which was amended and extended on April 18, 2013. This facility would have expired in April 2017, provided for two consecutive six-month extensions upon our request and had borrowing rates that floated at a margin over LIBOR plus a facility fee. At December 31, 2015, the borrowing margin and facility fee, which were priced off a grid that was tied to our senior unsecured credit ratings, were 105 and 15 basis points, respectively. The facility also contained a competitive bid feature that allowed us to request bids for up to $250 million. Additionally, an accordion feature allowed us to increase the facility amount up to $700 million.
Effective March 2015, we entered into an agreement with a bank for a short-term, unsecured facility totaling $20 million that we maintain for cash management purposes. We extended and amended this agreement to reduce the facility to $10 million on March 27, 2016. The facility, which matures in March 2017, provides for fixed interest rate loans at a 30-day LIBOR rate plus a borrowing margin, facility fee and an unused facility fee of 125, 10, and 10 basis points, respectively.
The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	March 31, 2016	December 31, 2015
Unsecured revolving credit facility:
Balance outstanding	$180,000	$140,000
Available balance	315,190	355,190
Letters of credit outstanding under facility	4,810	4,810
Variable interest rate (excluding facility fee)	1.3%	1.3%
Unsecured short-term facility:
Balance outstanding	$—	$9,500
Variable interest rate (excluding facility fee)	—%	1.7%
Both facilities:
Maximum balance outstanding during the period	$200,000	$244,500
Weighted average balance	147,446	100,506
Year-to-date weighted average interest rate (excluding facility fee)	1.3%	0.9%

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of both March 31, 2016 and December 31, 2015, we had $69.8 million outstanding for the debt service guaranty liability.
In May 2015, we issued $250 million of 3.85% senior unsecured notes maturing in 2025. The notes were issued at 99.23% of the principal amount with a yield to maturity of 3.94%. The net proceeds received of $246.5 million were used to reduce the amount outstanding under our $500 million unsecured revolving credit facility.
In March 2015, we entered into a $200 million unsecured term loan. We used the proceeds to pay down amounts outstanding under our $500 million unsecured revolving credit facility. The loan matures in March 2020, and we have the option to repay the loan without penalty at any time. Borrowing rates under the agreement float at a margin over LIBOR and are priced off a grid that is tied to our senior unsecured credit ratings, which is currently 97.5 basis points, but have been swapped to a fixed rate of 2.5%. Additionally, the loan contains an accordion feature which allows us to increase the loan amount up to an additional $100 million.
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
Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At both March 31, 2016 and December 31, 2015, the carrying value of such assets aggregated $.8 billion.
Scheduled principal payments on our debt (excluding $180.0 million unsecured notes payable under our credit facilities, $21.0 million of certain capital leases, $2.6 million fair value of interest rate contracts, $(4.4) million net premium/(discount) on debt, $(9.5) million of deferred debt costs, $5.9 million of non-cash debt-related items, and $69.8 million debt service guaranty liability) are due during the following years (in thousands):

2016 remaining	$158,492
2017	175,159
2018	62,538
2019	56,245
2020	237,779
2021	17,667
2022	307,011
2023	304,202
2024	254,394
2025	301,672
Thereafter	48,893
Total	$1,924,052
Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of March 31, 2016.

Note 6. Derivatives and Hedging
The fair value of all our interest rate swap contracts was reported as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
March 31, 2016	Other Assets, net	$2,565	Other Liabilities, net	$4,617
December 31, 2015	Other Assets, net	2,664	Other Liabilities, net	725
The gross presentation, the effects of offsetting for derivatives with the right to offset under master netting agreements and the net presentation of our interest rate swap contracts is as follows (in thousands):

				Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2016
Assets	$2,565	$—	$2,565	$(1,289)	$—	$1,276
Liabilities	4,617	—	4,617	(1,289)	—	3,328

December 31, 2015
Assets	2,664	—	2,664	(346)	—	2,318
Liabilities	725	—	725	(346)	—	379
Cash Flow Hedges
As of March 31, 2016 and December 31, 2015, we had three interest rate swap contracts, maturing through March 2020, with an aggregate notional amount of $200 million that were designated as cash flow hedges and fix the LIBOR component of the interest rates at 1.5%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
During 2015, we entered into and settled two forward-starting interest rate swap contracts with an aggregate notional amount of $215 million hedging future fixed-rate debt issuances, which fixed the 10-year swap rates at 2.0% per annum. Upon settlement of these contracts, we received $5.0 million during 2015 resulting in a gain in accumulated other comprehensive loss.
As of March 31, 2016 and December 31, 2015, the net gain balance in accumulated other comprehensive loss relating to cash flow interest rate swap contracts was $4.1 million and $8.2 million, respectively, and will be reclassified to net interest expense as interest payments are made on the originally hedged debt. Within the next 12 months, a loss of approximately $1.1 million in accumulated other comprehensive loss is expected to be amortized to net interest expense related to our interest rate contracts.

A summary of cash flow interest rate swap contract hedging activity is as follows (in thousands):

Derivatives Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended March 31, 2016	$4,431	Interest expense, net	$(371)	Interest expense, net	$—
Three Months Ended March 31, 2015	1,350	Interest expense, net	(388)	Interest expense, net	—
Fair Value Hedges
As of March 31, 2016 and December 31, 2015, we had two interest rate swap contracts, maturing through October 2017, with an aggregate notional amount of $63.3 million and $63.7 million, respectively, that were designated as fair value hedges and convert fixed interest payments at rates of 7.5% to variable interest payments ranging from 4.52% to 4.54% and 4.41% to 4.44%, respectively. We have determined that our fair value hedges are highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in interest rates.
A summary of the impact on net income for our interest rate swap contract hedging activity is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Net Settlements and Accruals on Contracts (1)	Amount of Gain (Loss) Recognized in Income (2)
Three Months Ended March 31, 2016
Interest expense, net	$(98)	$98	$466	$466
Three Months Ended March 31, 2015
Interest expense, net	53	(53)	525	525
_______________

(1)	Amounts in this caption include gain (loss) recognized in income on derivatives and net cash settlements.

(2)	No ineffectiveness was recognized during the respective periods.
Credit-risk-related Contingent Features
We have agreements with some of our derivative counterparties that contain a provision that if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we could also be declared in default on our derivative obligations.
As of March 31, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $3.5 million. As of March 31, 2016, we have not posted any collateral related to these agreements, and if we had breeched any of the provisions, we could have been required to settle our obligations under them at their termination value of $3.5 million.
Note 7. Common Shares of Beneficial Interest
In February 2015, we established an at-the-market ("ATM") equity offering program under which we may, but are not obligated to, sell up to $200 million of common shares, in amounts and at times as we determine, at prices determined by the market at the time of sale. Actual sales may depend on a variety of factors including, among others, market conditions, the trading price of our common shares, and determinations by management of the appropriate sources of funding for us. We intend to use the net proceeds from future sales for general trust purposes, which may include reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness or repurchasing outstanding debt.

The following shares were sold under the ATM equity offering program (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Shares sold	485	809
Weighted average price per share	$37.25	$36.29
Gross proceeds	$18,065	$29,360
As of the date of this filing, an additional 582,907 common shares were sold after March 31, 2016 with gross proceeds totaling $21.9 million, and $119.2 million of common shares remained available for sale under this ATM equity offering program.
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
Note 8. Noncontrolling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income adjusted for noncontrolling interests	$107,074	$47,647
Transfers from the noncontrolling interests:
Increase in equity for operating partnership units	—	111
Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$107,074	$47,758
Note 9. Supplemental Cash Flow Information
Non-cash investing and financing activities are summarized as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Accrued property construction costs	$8,667	$6,159
Exchange of operating partnership units for common shares	—	111
Consolidation of real estate joint venture (see Note 17):
Increase in property, net	58,665	—
Increase in restricted deposits and mortgage escrows	30	—
Increase in debt, net	48,727	—
Increase in security deposits	169	—

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

	Three Months Ended March 31,
	2016	2015
Numerator:
Income from continuing operations	$63,510	$26,700
Gain on sale of property	45,157	22,522
Net income attributable to noncontrolling interests	(1,593)	(1,575)
Dividends on preferred shares	—	(2,710)
Net income attributable to common shareholders - basic	107,074	44,937
Income attributable to operating partnership units	499	481
Net income attributable to common shareholders - diluted	$107,573	$45,418
Denominator:
Weighted average shares outstanding – basic	123,593	122,126
Effect of dilutive securities:
Share options and awards	1,216	1,430
Operating partnership units	1,462	1,487
Weighted average shares outstanding – diluted	126,271	125,043
Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Share options (1)	463	897
_______________

(1)	Exclusion results as exercise prices were greater than the average market price for each respective period.
Note 11. Share Options and Awards
During 2016, we granted restricted share awards incorporating both service-based and market-based measures to promote share ownership among the participants and to emphasize the importance of total shareholder return ("TSR"). The terms of each grant vary depending upon the participant's responsibilities and position within the Company. We categorize these share awards as either service-based share awards or market-based share awards. All awards were valued at the fair market value on the date of grant and earn dividends from the date of grant. Compensation expense is measured at the grant date and recognized over the vesting period. Generally, unvested restricted share awards are forfeited upon the termination of the participant’s employment with us.

The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Three Months Ended March 31, 2016
	Minimum	Maximum
Dividend yield	0.0%	4.0%
Expected volatility (1)	16.0%	20.4%
Expected life (in years)	N/A	3
Risk-free interest rate	0.5%	0.9%
_______________
(1)    Includes the volatility of the FTSE NAREIT U.S. Shopping Center index and Weingarten Realty Investors.
A summary of the status of unvested restricted share awards for the three months ended March 31, 2016 is as follows:

	Unvested Restricted Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2016	589,906	$32.05
Granted:
Service-based awards	114,654	34.45
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	50,170	37.11
Market-based awards relative to three-year absolute TSR	50,170	24.20
Vested	(205,570)	31.32
Forfeited	(2,506)	34.48
Outstanding, March 31, 2016	596,824	$32.52
As of March 31, 2016 and December 31, 2015, there was approximately $3.6 million and $2.2 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 1.8 years and 0.8 years, respectively.
Note 12. Employee Benefit Plans
Defined Benefit Plan
We sponsor a noncontributory qualified retirement plan. The components of net periodic benefit cost for this plan are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Service cost	$309	$322
Interest cost	498	476
Expected return on plan assets	(729)	(772)
Recognized loss	377	360
Total	$455	$386
The expected contribution to be paid to the qualified retirement plan during 2016 is approximately $2.0 million. During 2015, we contributed $1.5 million to the qualified retirement plan.

Defined Contribution Plans
Compensation expense related to our defined contribution plans was $.9 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively.
Note 13. Related Parties
Through our management activities and transactions with our real estate joint ventures and partnerships, we had net accounts receivable of $1.3 million and $1.2 million outstanding as of March 31, 2016 and December 31, 2015, respectively. We also had accounts payable and accrued expenses of $5.4 million and $5.2 million outstanding as of March 31, 2016 and December 31, 2015, respectively. For both the three months ended March 31, 2016 and 2015, we recorded joint venture fee income of $1.2 million.
As of December 31, 2015, we held a combined 51% interest in an unconsolidated real estate joint venture that owned three centers in Colorado with total assets and debt of $43.7 million and $72.4 million, respectively. In February 2016, in exchange for our partners' aggregate 49% interest in this venture and $2.5 million in cash, we distributed one center to our partners. We have consolidated this venture as of the transaction date and re-measured our investment in this venture to its fair value, and recognized a gain of $37.4 million (See Note 17 for additional information).
Note 14. Commitments and Contingencies
Commitments and Contingencies
As of March 31, 2016 and December 31, 2015, we participated in two real estate ventures structured as DownREIT partnerships that have centers in Arkansas, North Carolina and Texas. As a general partner, we have operating and financial control over these ventures and consolidate them in our consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us. We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. No common shares were issued in exchange for any of these interests during the three months ended March 31, 2016. For the three months ended March 31, 2015, common shares valued at $.1 million were issued in exchange for certain of these interests. The aggregate redemption value of these interests was approximately $55 million and $51 million as of March 31, 2016 and December 31, 2015, respectively.
As of March 31, 2016, we have entered into commitments aggregating $62.0 million comprised principally of construction contracts which are generally due in 12 to 36 months.
We have executed an agreement to purchase the retail portion of a mixed-use project for approximately $24.0 million at delivery by the developer, which is estimated to occur in early 2017. Including this payment, our expected total investment in the retail portion of the project is approximately $30.4 million.
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
Note 15. Variable Interest Entities
Consolidated VIEs
At March 31, 2016 and December 31, 2015, 11 of our real estate joint ventures, whose activities primarily consisted of owning and operating 30 neighborhood/community shopping centers, were determined to be VIEs. Based on a financing agreement by one of our real estate joint ventures that is guaranteed solely by us, we have determined that we are the primary beneficiary and have consolidated this joint venture. For the remaining real estate joint ventures, we concluded we are the primary beneficiary based primarily on our significant power to direct the entities' activities without any substantive kick-out or participating rights.
A summary of our consolidated VIE is as follows (in thousands):

	March 31, 2016	December 31, 2015
Assets Held by VIEs (1)	$284,208	$289,558
Assets Held as Collateral for Debt (2)	54,735	57,735
Debt Held by a VIE (2)	37,178	37,178
_______________

(1)	Upon adoption of ASU No. 2015-02, "Amendments to the Consolidation Analysis," prior year's amount was made to conform to the current year presentation. See Note 2 for additional information.

(2)	Represents the amount of debt and related assets held as collateral that are solely guaranteed by us at one real estate joint venture.
Restrictions on the use of these assets can be significant because they may serve as collateral for debt. Further, we are generally required to obtain our partner's approval in accordance with the joint venture agreement for any major transactions. Transactions with these joint ventures on our consolidated financial statements have primarily been positive as demonstrated by the generation of net income and operating cash flows, as well as the receipt of cash distributions. We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required to fund operating cash shortfalls and unplanned capital expenditures. For the three months ended March 31, 2016, no additional contributions were made or are anticipated for these joint ventures.
In May 2015, the joint venture agreement related to a VIE, in which we guaranteed its debt, was amended to reflect an additional contribution of $43 million made by us to the joint venture in the form of a preferred equity arrangement. The amended agreement specified that these funds were to be used by the joint venture to pay down debt that became due. This arrangement provided the most favorable economics, including financing and taxation considerations, to the joint venture, as well as to us.

Unconsolidated VIEs
At March 31, 2016 and December 31, 2015, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the success of the entity. A summary of our unconsolidated VIE is as follows (in thousands):

	March 31, 2016	December 31, 2015
Investment in Real Estate Joint Ventures and Partnerships, net (1) (2)	$—	$10,497
Maximum Risk of Loss (3)	34,000	10,992
_______________

(1)	The carrying amount of the investment represents our contributions to the real estate joint venture, net of any distributions made and our portion of the equity in earnings of the joint venture.

(2)	As of March 31, 2016, the carrying amount of the investment is $(7) million, which is included in Other Liabilities as a result of the distribution of proceeds from the issuance of debt.

(3)	The maximum risk of loss has been determined to be limited to our debt exposure for the real estate joint venture.
We and our partner are subject to the provisions of the joint venture agreement that specify conditions, including operating shortfalls and unplanned capital expenditures, under which additional contributions may be required.
Note 16. Fair Value Measurements
Recurring Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2016
Assets:
Investments, mutual funds held in a grantor trust	$20,476			$20,476
Investments, mutual funds	7,070			7,070
Derivative instruments:
Interest rate contracts		$2,565		2,565
Total	$27,546	$2,565	$—	$30,111
Liabilities:
Derivative instruments:
Interest rate contracts		$4,617		$4,617
Deferred compensation plan obligations	$20,476			20,476
Total	$20,476	$4,617	$—	$25,093

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2015
Assets:
Investments, mutual funds held in a grantor trust	$20,579			$20,579
Investments, mutual funds	7,043			7,043
Derivative instruments:
Interest rate contracts		$2,664		2,664
Total	$27,622	$2,664	$—	$30,286
Liabilities:
Derivative instruments:
Interest rate contracts		$725		$725
Deferred compensation plan obligations	$20,579			20,579
Total	$20,579	$725	$—	$21,304
Fair Value Disclosures
Unless otherwise described below, short-term financial instruments and receivables are carried at amounts which approximate their fair values based on their highly-liquid nature, short-term maturities and/or expected interest rates for similar instruments.
Schedule of our fair value disclosures is as follows (in thousands):

	March 31, 2016			December 31, 2015
	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)
Tax increment revenue bonds (1)	$25,162		$25,162	$25,162		$25,162
Investments, held to maturity (2)	2,500	$2,504		1,750	$1,750
Debt:
Fixed-rate debt	1,915,829		1,961,630	1,869,683		1,907,579
Variable-rate debt	273,495		277,641	243,594		248,460
_______________

(1)	At March 31, 2016 and December 31, 2015, the credit loss balance on our tax increment revenue bonds was $31.0 million.

(2)
Investments held to maturity are recorded at cost. As of March 31, 2016, these investments have a gross unrealized gain of $4 thousand, and as of December 31, 2015, no unrealized gain or loss was recognized.

The quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements as of March 31, 2016 and December 31, 2015 reported in the above tables, is as follows:

Description	Fair Value at			Unobservable Inputs	Range
	March 31, 2016	December 31, 2015			Minimum		Maximum
	(in thousands)		Valuation Technique		2016	2015	2016	2015
Tax increment revenue bonds	$25,162	$25,162	Discounted cash flows	Discount rate	6.5%	6.5%	7.5%	7.5%
				Expected future growth rate	1.0%	1.0%	5.0%	2.0%
				Expected future inflation rate	1.0%	1.0%	2.0%	3.0%
Fixed-rate debt	1,961,630	1,907,579	Discounted cash flows	Discount rate	2.3%	2.4%	5.4%	5.5%
Variable-rate debt	277,641	248,460	Discounted cash flows	Discount rate	1.3%	1.3%	3.2%	3.2%
Note 17. Business Combination
Except as identified below, our aggregate acquisitions for 2016 and 2015 were not materially significant for disclosure purposes.
Effective February 12, 2016, we acquired a partner’s 49% interest in an unconsolidated joint venture associated with two centers in Colorado, which resulted in the consolidation of these centers (see Note 13 for additional information). Management has determined that this transaction qualified as a business combination to be accounted for under the acquisition method. Accordingly, the assets and liabilities of this transaction were recorded in our Condensed Consolidated Balance Sheet at its estimated fair value as of the effective date. Fair value of assets acquired, liabilities assumed and equity interests were estimated using market-based measurements, including cash flow and other valuation techniques. The fair value measurement is based on both significant inputs for similar assets and liabilities in comparable markets and significant inputs that are not observable in the markets in accordance with our fair value measurements accounting policy. Key assumptions include third-party appraisals; a minority interest discount rate of 20%; cash flow discount rates ranging from 6.5% to 8%; a terminal capitalization rate for similar properties ranging from 6% to 7.5%; and factors that we believe market participants would consider in estimating fair value. The result of this transaction is included in our Condensed Consolidated Statements of Operations beginning February 12, 2016.

The following table summarizes the transaction related to the business combination, including the assets acquired and liabilities assumed as indicated (in thousands):

	February 12, 2016
Fair value of our equity interest before business combination	$22,514	(1)
Amounts recognized for assets and liabilities assumed:
Assets:
Property	$58,665
Unamortized lease costs	13,736
Accrued rent and accounts receivable	102
Cash and cash equivalents	3,555
Other, net	192
Liabilities:
Debt, net	(48,727)
Accounts payable and accrued expenses	(1,339)
Other, net	(3,670)
Total net assets	$22,514
Gain recognized on equity interest remeasured to fair value	$37,383	(2)
___________________

(1)	Includes $2.5 million of cash received from the partner.

(2)	Amount is included in Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests in our Condensed Consolidated Statement of Operations.
The following table summarizes the impact to revenues and net income attributable to common shareholders from our business combination as follows (in thousands):

Three Months Ended March 31, 2016
Increase in revenues	$946
Decrease in net income attributable to common shareholders	500
The following unaudited supplemental pro forma data is presented for the quarters ended March 31, 2016 and 2015, as if the business combination occurring in 2016 was completed on January 1, 2015. The gain related to this business combination was adjusted to the assumed acquisition date. The unaudited supplemental pro forma data is not necessarily indicative of what the actual results of our operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent our results of operations for future periods. The following table summarizes the supplemental pro forma data, as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	Pro Forma 2016(1)	Pro Forma 2015 (1)
Revenues	$132,953	$127,132
Net income	71,158	86,331
Net income attributable to common shareholders	69,565	82,046
Earnings per share – basic	.56	.67
Earnings per share – diluted	.55	.66
___________________

(1)	There are no non-recurring pro forma adjustments included within or excluded from the amounts in the preceding table.

*****

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. As described in "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015, factors which may cause actual results to differ materially from current expectations include, but are not limited to, (i) disruptions in financial markets, (ii) general economic and local real estate conditions, (iii) the inability of major tenants to continue paying their rent obligations due to bankruptcy, insolvency or general downturn in their business, (iv) financing risks, such as the inability to obtain equity, debt, or other sources of financing on favorable terms, (v) changes in governmental laws and regulations, (vi) the level and volatility of interest rates, (vii) the availability of suitable acquisition opportunities, (viii) the ability to dispose of properties, (ix) changes in expected development activity, (x) increases in operating costs, (xi) tax matters, including failure to qualify as a real estate investment trust, and (xii) investments through real estate joint ventures and partnerships, which involve risks not present in investments in which we are the sole investor. Accordingly, there is no assurance that our expectations will be realized. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
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
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 44.5 million square feet of gross leasable area, that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 3.4% of base minimum rental revenues during the first three months of 2016.
At March 31, 2016, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 227 properties, which are located in 18 states spanning the country from coast to coast.
We also owned interests in 30 parcels of land held for development that totaled approximately 23.9 million square feet at March 31, 2016.

We had approximately 5,700 leases with 3,800 different tenants at March 31, 2016. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including real estate taxes, and additional rent payments based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.
Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers in certain markets of the United States. Our strategic initiatives include: (1) raising net asset value and cash flow through quality acquisitions, redevelopments and new developments, (2) maintaining a strong, flexible consolidated balance sheet and a well-managed debt maturity schedule and (3) growing net operating income from our existing portfolio by increasing occupancy and rental rates. We believe these initiatives will keep our portfolio of properties among the strongest in our sector. Due to very low capitalization rates in the market along with the uncertainty of increasing interest rates, we will continue to be very prudent in our evaluation of all new investment opportunities. We are beginning to see price declines on assets in secondary and tertiary markets, which could reduce our disposition volumes. Additionally, the commercial mortgage-backed securities ("CMBS") market has been a significant source of financing for buyers of lower-tier assets. New financial market regulations have resulted in a fairly significant reduction in CMBS originations, which could affect our ability to sell properties. Under our business plan for 2016, planned acquisitions and dispositions are generally capital neutral; however, uncertainty exists with respect to the achievement of planned acquisition and disposition volumes, particularly in light of current market conditions.
We intend to recycle non-core operating centers that no longer meet our ownership criteria and that will provide capital for growth opportunities. During the three months ended March 31, 2016, we disposed of real estate assets, which were owned by us either directly or through our interest in real estate joint ventures or partnerships, with our share of aggregate gross sales proceeds totaling $111.9 million. We expect to complete dispositions in the range of $125 million to $225 million in 2016, but we can give no assurances that this will actually occur. We have approximately $148.7 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close at such prices or at all.
We intend to continue to actively seek acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. During the three months ended March 31, 2016, we acquired one center and other property, either directly or through our interest in real estate joint ventures or partnerships, with a total gross purchase price of $43.6 million. For 2016, we expect to invest in acquisitions in the range of $125 million to $225 million, but we can give no assurances that this will actually occur.
As of December 31, 2015, we held a combined 51% interest in an unconsolidated real estate joint venture that owned three centers in Colorado with total assets and debt of $43.7 million and $72.4 million, respectively. In February 2016, in exchange for our partners' aggregate 49% interest in this venture and $2.5 million in cash, we distributed one center to our partners. We have consolidated this venture as of the transaction date and re-measured our investment in this venture to its fair value, and recognized a gain of $37.4 million.
We intend to continue to focus on identifying new development projects as another source of growth. Although we have only seen a few viable projects, a lack of supply in new retail space has driven a slight increase in new development activity and retailer interest, which we believe is a positive trend. During the three months ended March 31, 2016, we invested $6.4 million in three new development projects.
In addition, we intend to continue to look for internal growth opportunities. Currently, we have 11 redevelopment projects in which we plan to invest approximately $58.7 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to average around 11%.
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

In March 2016, we amended and extended our $500 million unsecured revolving credit facility. This facility expires in March 2020, provides for two consecutive six-month extensions upon our request and borrowing rates that float at a margin over LIBOR plus a facility fee. The borrowing margin improved under the new agreement to LIBOR plus 90 basis points, a decrease of 15 basis points. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million. We intend to use the proceeds from the facility to fund acquisition, new development and redevelopment activities, and for general corporate purposes.
We have an ATM equity offering program under which we may, but are not obligated to, sell up to $200 million of common shares, in amounts and at times as we determine, at prices determined by the market at the time of sale. We intend to use the net proceeds from future sales for general trust purposes, which may include reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness or repurchasing outstanding debt. During the three months ended March 31, 2016, we sold 484,980 common shares with gross proceeds totaling $18.1 million. As of the date of this filing, an additional 582,907 common shares were sold after March 31, 2016 with gross proceeds totaling $21.9 million, and $119.2 million of common shares remained available for sale under this ATM equity offering program.
We have a $200 million share repurchase plan. Under this plan, we may repurchase common shares from time-to-time in open-market or in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase plan may be suspended or discontinued at any time, and we have no obligations to repurchase any amount of our common shares under the plan. As of the date of this filing, we have not repurchased any shares under this plan.
We believe that these transactions should continue to strengthen our consolidated balance sheet and further enhance our access to various sources of capital, while reducing our cost of capital. Due to the variability in the capital markets, there can be no assurance that favorable pricing and availability will be available in the future.
Operational Metrics
In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. As a result of our strong leasing activity, low tenant fallout and lack of quality retail space in the market, the operating metrics of our portfolio remained very strong in 2016 as we focused on increasing rental rates and same property net operating income ("SPNOI" and see Non-GAAP Financial Measures for additional information). Our portfolio delivered solid operating results with:

•	Occupancy of 95.2% at March 31, 2016;

•	an increase of 3.1% in SPNOI for the three months ended March 31, 2016 over the same period of 2015; and

•	rental rate increases of 34.7% for new leases and 9.5% for renewals were realized during the three months ended March 31, 2016.
Below are performance metrics associated with our signed occupancy, SPNOI growth and leasing activity on a pro rata basis:

	March 31,
	2016	2015
Anchor (space of 10,000 square feet or greater)	98.3%	98.7%
Non-Anchor	90.0%	90.3%
Total Occupancy	95.2%	95.5%

Three Months Ended March 31, 2016
SPNOI Growth (1)	3.1%
_______________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to operating income within this section of Item 2.

	Number of Leases	Square Feet ('000's)	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Leasing Activity:
Three Months Ended March 31, 2016
New leases (1)	54	145	$28.21	$20.94	$35.13	34.7%
Renewals	219	1,278	15.70	14.34	0.03	9.5%
Not comparable spaces	31	62
Total	304	1,485	$16.98	$15.01	$3.62	13.1%
_______________

(1)	Average external lease commissions per square foot for the three months ended March 31, 2016 were $7.59.
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
New Development/Redevelopment
At March 31, 2016, we had three projects under development. We have funded $52.1 million through March 31, 2016 on these projects, and we estimate our aggregate net investment upon completion to be $100.3 million. Overall, the average projected stabilized return on investment for these properties is expected to be approximately 7.5% upon completion. Effective January 1, 2016, we stabilized our development in Alexandria, Virginia, moving it to our operating property portfolio. This development is 100% leased with an investment of $65 million and an 8% yield.
We have 11 redevelopment projects in which we plan to invest approximately $58.7 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to average around 11%.
We had approximately $91.8 million in land held for development at March 31, 2016 that may either be developed or sold. While we are experiencing a greater interest from retailers and other market participants in our land held for development, opportunities for economically viable developments remain limited. We intend to continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains challenging.
Acquisitions
Acquisitions are a key component of our long-term growth strategy. The availability of quality acquisition opportunities in the market remains sporadic in our targeted markets. Intense competition, along with a decline in the volume of high-quality core properties on the market, has in many cases driven pricing to pre-recession highs. We intend to remain disciplined in approaching these opportunities, pursuing only those that provide appropriate risk-adjusted returns.
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
A disclosure of our critical accounting policies which affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements is included in our Annual Report on Form 10-K for the year ended December 31, 2015 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to our critical accounting policies during 2016.
Results of Operations
Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015
The following table is a summary of certain items in income from continuing operations from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the three months ended March 31, 2016 as compared to the same period in 2015:

	Three Months Ended March 31,
	2016	2015	Change	% Change
Revenues	$132,417	$125,599	$6,818	5.4%
Depreciation and amortization	37,879	36,151	1,728	4.8
Real estate taxes, net	15,857	14,627	1,230	8.4
Interest expense, net	20,891	26,458	(5,567)	(21.0)
Interest and other income, net	211	2,722	(2,511)	(92.2)
Gain on sale and acquisition of real estate joint venture and partnership interests	37,392	861	36,531	4,242.9
Equity in earnings of real estate joint ventures and partnerships, net	4,093	5,372	(1,279)	(23.8)
Provision for income taxes	5,899	661	5,238	792.4
Revenues
The increase in revenues of $6.8 million is primarily attributable to our acquisitions and new development completions that totaled $6.5 million, as well as slight changes in occupancy and increases in rental rates.
Depreciation and Amortization
The increase in depreciation and amortization of $1.7 million is primarily attributable to our acquisitions and new development completions that totaled $3.0 million, which is offset by our dispositions in 2016 and 2015 and other capital activities.
Real Estate Taxes, net
The increase in net real estate taxes of $1.2 million is primarily attributable to our acquisitions and new development completions that totaled $.8 million, as well as, rate and valuation changes for the portfolio.

Interest Expense, net
Net interest expense decreased $5.6 million or 21.0%. The components of net interest expense were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Gross interest expense	$20,712	$20,632
Extinguishment of debt	—	6,100
Amortization of debt deferred costs, net	877	745
Over-market mortgage adjustment	(178)	(188)
Capitalized interest	(520)	(831)
Total	$20,891	$26,458
The decrease in net interest expense is attributable primarily to $6.1 million of debt extinguishment costs in 2015 associated with the refinancing of a $66 million secured note. For the three months ended March 31, 2016, the weighted average debt outstanding was $2.1 billion at a weighted average interest rate of 4.0% as compared to $1.9 billion outstanding at a weighted average interest rate of 4.4% in the same period of 2015.
Interest and Other Income, net
The decrease in net interest and other income of $2.5 million is primarily attributable to a $1.7 million litigation settlement received in 2015 and a $.7 million decrease in the fair value of assets held in a grantor trust related to our deferred compensation plan.
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests
The gain in 2016 is primarily attributable with the re-measurement of our 51% unconsolidated real estate partnership interest to fair value associated with the exchange of properties among the partners. The gain in 2015 is primarily attributable to our return of equity associated with an unconsolidated joint venture's disposition of its real estate property.
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
The decrease of $1.3 million is primarily attributable to a reduction in our share of the gain on sale associated with the disposition activities in the respective periods; an impairment loss of $.3 million associated with the sale of a single center during the three months ended March 31, 2016; and the acquisition of a 49% unconsolidated equity interest of two centers in 2016.
Provision for Income Taxes
The increase of $5.2 million in the provision for income taxes is attributable to a deferred tax provision of $5.7 million during the three months ended March 31, 2016 in our taxable REIT subsidiary associated with the gain from the exchange properties among the partners of an unconsolidated real estate joint venture.
Capital Resources and Liquidity
Our primary operating liquidity needs are paying our common share dividends, maintaining and operating our existing properties, paying our debt service costs, excluding debt maturities, and funding capital expenditures. Under our 2016 business plan, cash flows from operating activities are expected to meet these planned capital needs.
The primary sources of capital for funding any debt maturities, acquisitions, new developments and redevelopments are our excess cash flow generated by our operating properties; credit facilities; proceeds from both secured and unsecured debt issuances; proceeds from common and preferred equity issuances; and cash generated from the sale of property and the formation of joint ventures. Amounts outstanding under the unsecured revolving credit facility are retired as needed with proceeds from the issuance of long-term debt, common and preferred equity, cash generated from the disposition of properties and cash flow generated by our operating properties.

As of March 31, 2016, we had an available borrowing capacity of $315.2 million under our unsecured revolving credit facility, and our debt maturities for the remainder of 2016 total $158.5 million. During March 2016, we amended our revolver agreement to, among other things, extend the maturity date to March 2020, with a provision to extend the maturity date for two consecutive six-month periods, at our option. Additionally, the facility also allows us to increase the facility amount up to $850 million. We intend to use this facility to fund acquisition, new development and redevelopment activities, and for general corporate purposes.
We have a $200 million share repurchase plan. Under this plan, we may repurchase common shares from time-to-time in open-market or in privately negotiated purchases based on management's evaluation of market conditions and other factors. As of the date of this filing, we have not repurchased any shares under this plan.
Also, we have an ATM equity offering program under which we may, but are not obligated to, sell up to $200 million of common shares, in amounts and at times as we determine, at prices determined by the market at the time of sale. We intend to use the net proceeds from future sales for general trust purposes, which may include reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness or repurchasing outstanding debt. During the three months ended March 31, 2016, we sold 484,980 common shares with gross proceeds totaling $18.1 million. As of the date of this filing, an additional 582,907 common shares were sold after March 31, 2016 with gross proceeds totaling $21.9 million, and $119.2 million of common shares remained available for sale under this ATM equity offering program.
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
During 2016, aggregate gross sales proceeds from our dispositions totaled $111.9 million, which were owned by us either directly or through our interest in real estate joint ventures or partnerships. Operating cash flows from dispositions are included in net cash from operating activities in our Condensed Consolidated Statements of Cash Flows, while proceeds from dispositions are included as investing activities.
We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. Off-balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $347.8 million, of which our pro rata ownership is $122.8 million, at March 31, 2016. Scheduled principal mortgage payments on this debt, excluding deferred debt costs and non-cash related items totaling $(2.3) million, at 100% are as follows (in millions):

2016 remaining	$36.6
2017	23.5
2018	5.9
2019	6.2
2020	92.8
Thereafter	185.1
Total	$350.1
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
Investing Activities
Acquisitions
During 2016, we acquired one center and other property with an aggregate gross purchase price of $43.6 million, either directly or through our interest in real estate joint ventures or partnerships.

Dispositions
During 2016, we sold four centers and other property, including real estate assets through our interest in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions totaled $111.9 million and generated our share of the gains of approximately $45.1 million.
Joint Venture
As of December 31, 2015, we held a combined 51% interest in an unconsolidated real estate joint venture that owned three centers in Colorado with total assets and debt of $43.7 million and $72.4 million, respectively. In February 2016, in exchange for our partners' aggregate 49% interest in this venture and $2.5 million in cash, we distributed one center to our partners. We have consolidated this venture as of the transaction date and re-measured our investment in this venture to its fair value, and recognized a gain of $37.4 million.
New Development/Redevelopment
At March 31, 2016, we had three projects under development with a total square footage of approximately .3 million, of which we have funded $52.1 million through March 31, 2016 on these projects. Upon completion, we expect our aggregate net investment in these projects to be $100.3 million. Effective January 1, 2016, we stabilized our development in Alexandria, Virginia, moving it to our operating property portfolio. This development is 100% leased with an investment of $65 million and an 8% yield.
At March 31, 2016, we had 11 redevelopment projects in which we plan to invest approximately $58.7 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to average around 11%.
Our new development and redevelopment projects are financed generally under our unsecured revolving credit facility, as it is our general practice not to use third party construction financing. Management monitors amounts outstanding under our unsecured revolving credit facility and periodically pays down such balances using cash generated from operations, from debt issuances, from common and preferred share issuances and from the disposition of properties.
Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development, redevelopment and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Acquisitions	$42,521	$91,487
Tenant Improvements	4,839	3,707
New Development	6,182	7,454
Redevelopment	8,458	3,070
Capital Improvements	3,166	1,198
Other	2,860	1,972
Total	$68,026	$108,888
The decrease in capital expenditures is attributable primarily to a decrease in acquisition activity.
For 2016, we anticipate our acquisitions to total between $125 million and $225 million, but we can give no assurances that this will actually occur. Our new development and redevelopment investment for 2016 is estimated to be approximately $50 million to $100 million. For 2016, capital and tenant improvements is expected to be consistent with 2015 expenditures. No assurances can be provided that our planned capital activities will occur. Further, we have entered into commitments aggregating $62.0 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our unsecured revolving credit facility.

Capital expenditures for additions described above relate to cash flows from investing activities as follows(in thousands):

	Three Months Ended March 31,
	2016	2015
Acquisition of real estate and land	$496	$91,487
Development and capital improvements	25,505	17,401
Real estate joint ventures and partnerships - Investments	42,025	—
Total	$68,026	$108,888
Capitalized soft costs, including payroll and other general and administrative costs, interest and real estate taxes, totaled $2.3 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively.
Financing Activities
Debt
Total debt outstanding was $2.2 billion at March 31, 2016 and included $1.9 billion, including the effect of $200 million of interest rate swap contracts, which bears interest at fixed rates, and $273.5 million, including the effect of $63.3 million of interest rate swap contracts, which bears interest at variable rates. Additionally, of our total debt, $507.8 million was secured by operating centers while the remaining $1.7 billion was unsecured.
At March 31, 2016, we have a $500 million unsecured revolving credit facility,which expires in March 2020 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At March 31, 2016, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 90 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million. As of April 28, 2016, we had $145.0 million outstanding, and the available balance was $350.2 million, net of $4.8 million in outstanding letters of credit.
Effective March 2015, we entered into an agreement with a bank for a short-term, unsecured facility totaling $20 million that we maintain for cash management purposes. We extended and amended this agreement to reduce the facility to $10 million on March 27, 2016. The facility, which matures in March 2017, provides for fixed interest rate loans at a 30-day LIBOR rate plus borrowing margin, facility fee and an unused facility fee of 125, 10, and 10 basis points, respectively. As of April 28, 2016, we had no amounts outstanding.
For the three months ended March 31, 2016, the maximum balance and weighted average balance outstanding under both facilities combined were $200.0 million and $147.4 million, respectively, at a weighted average interest rate of 1.3%.
Our five most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of March 31, 2016.
Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at March 31, 2016:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	44.3%
Secured Debt to Asset Ratio	Less than 40.0%	10.3%
Annual Service Charge Ratio	Greater than 1.5	4.0
Unencumbered Asset Test	Greater than 150%	226.2%
At March 31, 2016, we had two interest rate swap contracts, maturing through October 2017, with an aggregate notional amount of $63.3 million that were designated as fair value hedges and convert fixed interest payments at rates of 7.5% to variable interest payments ranging from 4.52% to 4.54%.

At March 31, 2016, we had three interest rate swap contracts with an aggregate notional amount of $200 million that were designated as cash flow hedges. These contracts mature through March 2020 and fix the LIBOR component of the interest rates at 1.5%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
We could be exposed to losses in the event of nonperformance by the counter-parties related to our interest rate swap contracts; however, management believes such nonperformance is unlikely.
Equity
Our Board of Trust Managers approved an increase in our first quarter 2016 quarterly dividend rate for our common shares from $.345 to $.365. Common share dividends paid totaled $45.4 million during the first three months of 2016. Our dividend payout ratio (as calculated as dividends paid on common shares divided by funds from operations attributable to common shareholders (“FFO”) - basic) for the three months ended March 31, 2016 approximated 69.0%, which include a deferred tax expense associated with the gain from the exchange properties among the partners of an unconsolidated real estate joint venture.
We have an ATM equity offering program under which we may, but are not obligated to, sell up to $200 million of common shares, in amounts and at times as we determine, at prices determined by the market at the time of sale. We intend to use the net proceeds from future sales for general trust purposes, which may include reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness or repurchasing outstanding debt. During the three months ended March 31, 2016, we sold 484,980 common shares with gross proceeds totaling $18.1 million. As of the date of this filing, an additional 582,907 common shares were sold after March 31, 2016 with gross proceeds totaling $21.9 million, and $119.2 million of common shares remained available for sale under this ATM equity offering program.
We have a $200 million share repurchase plan. Under this plan, we may repurchase common shares from time-to-time in open-market or in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase plan may be suspended or discontinued at any time, and we have no obligations to repurchase any amount of our common shares under the plan. As of the date of this filing, we have not repurchased any shares under this plan.
We have an effective universal shelf registration statement which expires in September 2017. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.

Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $62.0 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of March 31, 2016 (in thousands):

	Remaining
	2016	2017	2018	2019	2020	Thereafter	Total
Mortgages and Notes Payable (1)
Unsecured Debt	$134,249	$75,209	$58,707	$48,759	$244,374	$1,442,584	$2,003,882
Secured Debt	101,714	172,534	64,326	65,731	42,429	140,543	587,277
Lease Payments	2,349	3,144	3,113	3,056	2,725	115,801	130,188
Other Obligations (2)	32,917	59,273	—	—	—	—	92,190
Total Contractual Obligations	$271,229	$310,160	$126,146	$117,546	$289,528	$1,698,928	$2,813,537

_______________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at March 31, 2016, excluding the effect of interest rate swaps. Also, excludes a $69.8 million debt service guaranty liability. See Note 5 for additional information.

(2)
Other obligations include income and real estate tax payments, commitments associated with our secured debt and other employee payments. Included in 2016, is the estimated contribution to our pension plan, which meets or exceeds the minimum statutory funding requirements, and see Note 12 for additional information. Included in 2017 is a purchase obligation of $24.0 million, and see Note 14 for additional information.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Sheridan Redevelopment Agency issued Series A bonds used for an urban renewal project, of which $69.8 million remain outstanding at March 31, 2016. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our consolidated financial statements as of March 31, 2016.
Off-Balance Sheet Arrangements
As of March 31, 2016, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $4.8 million were outstanding under the unsecured revolving credit facility at March 31, 2016.
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
As of March 31, 2016, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the profitability of the entity. Our maximum risk of loss associated with this VIE was limited to $34.0 million at March 31, 2016.

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

FFO is calculated as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income attributable to common shareholders	$107,074	$44,937
Depreciation and amortization	37,209	35,263
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	3,686	3,510
Impairment of operating properties of unconsolidated real estate joint ventures and partnerships	326	—
Gain on acquisition including associated real estate equity investment	(37,383)	—
Gain on sale of property and interests in real estate equity investments	(45,125)	(23,333)
Gain on dispositions of unconsolidated real estate joint ventures and partnerships	—	(562)
Funds from operations attributable to common shareholders – basic	65,787	59,815
Income attributable to operating partnership units	499	481
Funds from operations attributable to common shareholders – diluted	$66,286	$60,296

Weighted average shares outstanding – basic	123,593	122,126
Effect of dilutive securities:
Share options and awards	1,216	1,430
Operating partnership units	1,462	1,487
Weighted average shares outstanding – diluted	126,271	125,043

Funds from operations attributable to common shareholders per common share – basic	$.53	$.49

Funds from operations attributable to common shareholders per common share – diluted	$.52	$.48
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

Three Months Ended March 31, 2016
Beginning of the period	206
Properties added:
Acquisitions	1
Redevelopments	2
Other	1
Properties removed:
Dispositions	(5)
Redevelopments	(5)
Other	(3)
End of the period	197
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

	Three Months Ended March 31,
	2016	2015
Operating Income	$48,604	$44,864
Less:
Revenue adjustments (1)	(3,727)	(3,352)
Add:
Property management fees	946	936
Depreciation and amortization	37,879	36,151
Impairment loss	43	—
General and administrative	6,498	7,372
Acquisition costs	49	205
Other (2)	160	50
Net Operating Income	90,452	86,226
Less: NOI related to consolidated entities not defined as same property and noncontrolling interests	(9,849)	(8,277)
Add: Pro rata share of unconsolidated entities defined as same property	8,293	8,313
Same Property Net Operating Income	$88,896	$86,262
___________________

(1)	Revenue adjustments consist primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.

(2)	Other includes items such as environmental abatement costs and demolition expenses.

Newly Issued Accounting Pronouncements
See Note 2 to our consolidated financial statements in Item 1 for additional information related to recent accounting pronouncements.
ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At March 31, 2016, we had fixed-rate debt of $1.9 billion, after adjusting for the net effect of $200 million notional amount of interest rate contracts, and variable-rate debt of $273.5 million, after adjusting for the net effect of $63.3 million notional amount of interest rate contracts. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $2.7 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $2.0 million and $126.2 million, respectively.
ITEM 4.    Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2016. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016.
There has been no change to our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II-OTHER INFORMATION
ITEM 1.     Legal Proceedings
We are involved in various matters of litigation arising in the normal course of business. While we are unable to predict the amounts involved, our management and counsel believe that when such litigation is resolved, our resulting liability, if any, will not have a material effect on our consolidated financial statements.
ITEM 1A.  Risk Factors
We have no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Repurchases of our common shares for the quarter ended March 31, 2016 are as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
February 1, 2016 to February 29, 2016	24,743	$34.45
March 1, 2016 to March 31, 2016	426,960	36.54
_______________

(1)
Common shares surrendered or deemed surrendered to us to satisfy such employees' tax withholding obligations in connection with the vesting and/or exercise of awards under our equity-based compensation plans.

We have a $200 million share repurchase plan. Under this plan, we may repurchase common shares from time-to-time in open-market or in privately negotiated purchases. The timing and amount of any shares repurchased will be determined by management based on its evaluation of market conditions and other factors. The repurchase plan may be suspended or discontinued at any time, and we have no obligations to repurchase any amount of our common shares under the plan. As of the date of this filing, we have not repurchased any shares under this plan.
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
Joe D. Shafer
Senior Vice President/Chief Accounting Officer
(Principal Accounting Officer)
DATE: May 2, 2016

EXHIBIT INDEX

(a)		Exhibits:

10.1	—
Amended and Restated Credit Agreement dated March 30, 2016 among Weingarten Realty Investors, the Lenders Party Hereto and JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent, and Wells Fargo Bank, National Association, PNC Bank, National Association, Regions Bank, U.S. Bank National Association and The Bank of Nova Scotia, as documentation agents, and J.P.Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book runners and joint lead arrangers (filed as Exhibit 10.1 to Weingarten Realty Investors Current Report on Form 8-K filed on March 31, 2016 and incorporated herein by reference).

10.2*†	—	Amended and Restated Weingarten Realty Investors Deferred Compensation Plan effective April 1, 2016.
31.1*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
31.2*	—	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
32.1**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	—	Certification pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS**	—	XBRL Instance Document
101.SCH**	—	XBRL Taxonomy Extension Schema Document
101.CAL**	—	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	—	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	—	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	—	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report.
**	Furnished with this report.
†	Management contract or compensation plan or arrangement.