Form 10-Q
period 2016-06-30
WEINGARTEN REALTY INVESTORS /TX/
filed 2016-08-01
CIK 828916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES☐ NO☒
As of July 28, 2016, there were 127,832,375 common shares of beneficial interest of Weingarten Realty Investors, $.03 par value, outstanding.

PART I-FINANCIAL INFORMATION
ITEM 1. Financial Statements
WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rentals, net	$132,814	$124,310	$261,323	$246,968
Other	2,862	2,494	6,770	5,435
Total	135,676	126,804	268,093	252,403
Expenses:
Depreciation and amortization	39,218	36,451	77,097	72,602
Operating	24,663	22,200	48,199	44,785
Real estate taxes, net	17,221	15,498	33,078	30,125
Impairment loss	—	153	43	153
General and administrative	6,388	6,461	12,886	13,833
Total	87,490	80,763	171,303	161,498
Operating Income	48,186	46,041	96,790	90,905
Interest Expense, net	(18,558)	(20,292)	(39,449)	(46,750)
Interest and Other Income	361	418	572	3,140
Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests	—	18	37,392	879
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net	6,645	3,212	10,738	8,584
(Provision) Benefit for Income Taxes	(16)	226	(5,915)	(435)
Income from Continuing Operations	36,618	29,623	100,128	56,323
Gain on Sale of Property	1,033	8,163	46,190	30,685
Net Income	37,651	37,786	146,318	87,008
Less: Net Income Attributable to Noncontrolling Interests	(1,835)	(1,757)	(3,428)	(3,332)
Net Income Adjusted for Noncontrolling Interests	35,816	36,029	142,890	83,676
Dividends on Preferred Shares	—	(1,120)	—	(3,830)
Redemption Costs of Preferred Shares	—	(9,687)	—	(9,687)
Net Income Attributable to Common Shareholders	$35,816	$25,222	$142,890	$70,159
Earnings Per Common Share - Basic:
Net income attributable to common shareholders	$.28	$.20	$1.15	$.57
Earnings Per Common Share - Diluted:
Net income attributable to common shareholders	$.28	$.20	$1.13	$.57
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$37,651	$37,786	$146,318	$87,008
Other Comprehensive (Loss) Income:
Net unrealized gain (loss) on investments, net of taxes	80	(3)	98	76
Realized gain on derivatives	—	5,007	—	5,007
Net unrealized (loss) gain on derivatives	(4,140)	1,731	(8,571)	381
Amortization of derivatives and designated hedges	360	321	731	709
Retirement liability adjustment	376	360	753	720
Total	(3,324)	7,416	(6,989)	6,893
Comprehensive Income	34,327	45,202	139,329	93,901
Comprehensive Income Attributable to Noncontrolling Interests	(1,835)	(1,757)	(3,428)	(3,332)
Comprehensive Income Adjusted for Noncontrolling Interests	$32,492	$43,445	$135,901	$90,569
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Property	$4,446,535	$4,262,959
Accumulated Depreciation	(1,144,670)	(1,087,642)
Property Held for Sale, net	—	34,363
Property, net *	3,301,865	3,209,680
Investment in Real Estate Joint Ventures and Partnerships, net *	292,530	267,041
Total	3,594,395	3,476,721
Unamortized Lease Costs, net	148,632	137,609
Accrued Rent and Accounts Receivable (net of allowance for doubtful accounts of $6,563 in 2016 and $6,072 in 2015) *	82,368	84,782
Cash and Cash Equivalents *	14,529	22,168
Restricted Deposits and Mortgage Escrows	5,652	3,074
Other, net	187,351	177,591
Total Assets	$4,032,927	$3,901,945
LIABILITIES AND EQUITY
Debt, net *	$2,052,236	$2,113,277
Accounts Payable and Accrued Expenses	102,850	112,205
Other, net	159,995	131,453
Total Liabilities	2,315,081	2,356,935
Commitments and Contingencies	—	—
Deferred Compensation Share Awards	48,140	—
Equity:
Shareholders’ Equity:
Common Shares of Beneficial Interest - par value, $.03 per share; shares authorized: 275,000; shares issued and outstanding: 127,825 in 2016 and 123,951 in 2015	3,878	3,744
Additional Paid-In Capital	1,711,114	1,616,242
Net Income Less Than Accumulated Dividends	(186,136)	(222,880)
Accumulated Other Comprehensive Loss	(14,633)	(7,644)
Total Shareholders’ Equity	1,514,223	1,389,462
Noncontrolling Interests	155,483	155,548
Total Equity	1,669,706	1,545,010
Total Liabilities and Equity	$4,032,927	$3,901,945
* Consolidated variable interest entities' assets and debt included in the above balances (see Note 15):
Property, net	$238,318	$240,689
Investment in Real Estate Joint Ventures and Partnerships, net	17,528	18,278
Accrued Rent and Accounts Receivable, net	9,531	9,245
Cash and Cash Equivalents	9,607	13,250
Debt, net	47,522	47,919
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net Income	$146,318	$87,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,097	72,602
Amortization of debt deferred costs and intangibles, net	1,305	1,310
Impairment loss	43	153
Equity in earnings of real estate joint ventures and partnerships, net	(10,738)	(8,584)
Gain on sale and acquisition of real estate joint venture and partnership interests	(37,392)	(879)
Gain on sale of property	(46,190)	(30,685)
Distributions of income from real estate joint ventures and partnerships	591	1,887
Changes in accrued rent and accounts receivable, net	2,555	2,956
Changes in unamortized lease costs and other assets, net	(10,159)	(8,660)
Changes in accounts payable, accrued expenses and other liabilities, net	(5,090)	(7,526)
Other, net	(567)	10,161
Net cash provided by operating activities	117,773	119,743
Cash Flows from Investing Activities:
Acquisition of real estate and land	(92,071)	(124,914)
Development and capital improvements	(53,441)	(38,505)
Proceeds from sale of property and real estate equity investments	108,782	48,051
Change in restricted deposits and mortgage escrows	(5,348)	68,520
Real estate joint ventures and partnerships - Investments	(42,025)	(30,053)
Real estate joint ventures and partnerships - Distribution of capital	34,224	22,653
Purchase of investments	(3,247)	—
Proceeds from investments	750	1,000
Other, net	2,518	(489)
Net cash used in investing activities	(49,858)	(53,737)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	2,111	448,083
Principal payments of debt	(58,275)	(201,845)
Changes in unsecured credit facilities	(51,500)	(116,000)
Proceeds from issuance of common shares of beneficial interest, net	127,965	42,288
Redemption of preferred shares of beneficial interest	—	(150,000)
Common and preferred dividends paid	(91,675)	(89,106)
Debt issuance and extinguishment costs paid	(3,114)	(9,691)
Distributions to noncontrolling interests	(3,493)	(3,938)
Other, net	2,427	4,313
Net cash used in financing activities	(75,554)	(75,896)
Net decrease in cash and cash equivalents	(7,639)	(9,890)
Cash and cash equivalents at January 1	22,168	23,189
Cash and cash equivalents at June 30	$14,529	$13,299
Interest paid during the period (net of amount capitalized of $1,137 and $1,673, respectively)	$40,413	$38,999
Income taxes paid during the period	$925	$1,499
See Notes to Condensed Consolidated Financial Statements.

WEINGARTEN REALTY INVESTORS
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Preferred Shares of Beneficial Interest	Common Shares of Beneficial Interest	Additional Paid-In Capital	Net Income Less Than Accumulated Dividends	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance, January 1, 2015	$2	$3,700	$1,706,880	$(212,960)	$(12,436)	$153,757	$1,638,943
Net income				83,676		3,332	87,008
Redemption of preferred shares	(2)		(140,311)	(9,687)			(150,000)
Issuance of common shares, net		34	40,311				40,345
Shares issued under benefit plans, net		10	7,219				7,229
Shares issued in exchange for noncontrolling interests			111			(111)	—
Dividends paid – common shares (1)				(85,233)			(85,233)
Dividends paid – preferred shares (2)				(3,873)			(3,873)
Distributions to noncontrolling interests						(3,938)	(3,938)
Other comprehensive income					6,893		6,893
Other, net			280	43		(794)	(471)
Balance, June 30, 2015	$—	$3,744	$1,614,490	$(228,034)	$(5,543)	$152,246	$1,536,903
Balance, January 1, 2016	$—	$3,744	$1,616,242	$(222,880)	$(7,644)	$155,548	$1,545,010
Net income				142,890		3,428	146,318
Issuance of common shares, net		99	123,690				123,789
Shares issued under benefit plans, net		35	4,851				4,886
Change in classification of deferred compensation plan			(37,488)				(37,488)
Change in redemption value of deferred compensation plan				(14,471)			(14,471)
Diversification of share awards within deferred compensation plan			3,819				3,819
Dividends paid – common shares (1)				(91,675)			(91,675)
Distributions to noncontrolling interests						(3,493)	(3,493)
Other comprehensive loss					(6,989)		(6,989)
Balance, June 30, 2016	$—	$3,878	$1,711,114	$(186,136)	$(14,633)	$155,483	$1,669,706
_______________

(1)	Common dividend per share was $.73 and $.69 for the six months ended June 30, 2016 and 2015, respectively.

(2)	Series F preferred dividend per share was $64.55 for the six months ended June 30, 2015.
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
We operate a portfolio of neighborhood and community shopping centers, totaling approximately 44.7 million square feet of gross leaseable area, that is either owned by us or others. We have a diversified tenant base, with our largest tenant comprising only 3.3% of base minimum rental revenue during the first six months of 2016. Total revenues generated by our centers located in Houston and its surrounding areas was 20.5% of total revenue for the six months ended June 30, 2016, and an additional 10.5% of total revenue was generated during this period from centers that are located in other parts of Texas.
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
Our restricted deposits and mortgage escrows consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Restricted cash (1)	$4,531	$1,952
Mortgage escrows	1,121	1,122
Total	$5,652	$3,074
_______________

(1)	The increase between the periods presented is primarily attributable to $3.6 million of funds being placed in a qualified escrow account for the purpose of completing like-kind exchange transactions.

Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component consists of the following (in thousands):

	Gain on Investments	Gain on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2015	$(557)	$(8,160)		$16,361		$7,644
Change excluding amounts reclassified from accumulated other comprehensive loss	(98)	8,571				8,473
Amounts reclassified from accumulated other comprehensive loss		(731)	(1)	(753)	(2)	(1,484)
Net other comprehensive (income) loss	(98)	7,840		(753)		6,989
Balance, June 30, 2016	$(655)	$(320)		$15,608		$14,633
	Gain on Investments	Gain on Cash Flow Hedges		Defined Benefit Pension Plan		Total
Balance, December 31, 2014	$(656)	$(3,416)		$16,508		$12,436
Change excluding amounts reclassified from accumulated other comprehensive loss	(76)	(5,388)				(5,464)
Amounts reclassified from accumulated other comprehensive loss		(709)	(1)	(720)	(2)	(1,429)
Net other comprehensive income	(76)	(6,097)		(720)		(6,893)
Balance, June 30, 2015	$(732)	$(9,513)		$15,788		$5,543
_______________
(1)    This reclassification component is included in interest expense (see Note 6 for additional information).
(2)    This reclassification component is included in the computation of net periodic benefit cost (see Note 12 for additional information).
Deferred Compensation Plan
Our deferred compensation plan was amended, effective April 1, 2016, to permit participants in this plan to diversify their holdings of our common shares of beneficial interest ("common shares") six months after vesting. Thus, as of April 1, 2016, the fully vested share awards and the proportionate share of nonvested share awards eligible for diversification was reclassified from additional paid-in capital to temporary equity in our Condensed Consolidated Balance Sheet. The outstanding share awards are adjusted to their redemption value each reporting period based upon the market value of our common shares at the end of such reporting period, and such change in value from the prior reporting period will be reported in net income less than accumulated dividends in our Condensed Consolidated Statement of Equity. The following table summarizes the eligible share award activity since the effective date through June 30, 2016 (in thousands):

Value of share awards resulting from:
Change in classification	$37,488
Change in redemption value	14,471
Diversification of share awards	(3,819)
Balance at June 30, 2016	$48,140
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

Note 2. Newly Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." This ASU's core objective is for an entity to recognize revenue based on the consideration it expects to receive in exchange for goods or services. Additionally, this ASU requires entities to use a single model in accounting for revenues derived from contracts with customers. ASU No. 2014-09 replaces prior guidance regarding the recognition of revenue from sales of real estate, except for revenue from sales that are part of a sale-leaseback transaction. The provisions of ASU No. 2014-09, as amended in subsequently issued amendments, are effective for us on January 1, 2018, and are required to be applied either on a retrospective or a modified retrospective approach. We are currently assessing the impact, if any, that the adoption of this ASU will have on our consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, "Measurement of Credit Losses on Financial Instruments." This ASU amends prior guidance on the impairment of financial instruments, and adds an impairment model that is based on expected losses rather than incurred losses with the recognition of an allowance based on an estimate of expected credit losses. The provision of ASU No. 2016-13 are effective for us as of January 1, 2020, and early adoption is permitted for fiscal years beginning after December 15, 2018. We are currently assessing the impact, if any, that the adoption of this ASU will have on our consolidated financial statements.
Note 3. Property
Our property consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Land	$952,879	$929,958
Land held for development	90,064	95,524
Land under development	14,942	17,367
Buildings and improvements	3,318,140	3,152,215
Construction in-progress	70,510	67,895
Total	$4,446,535	$4,262,959
During the six months ended June 30, 2016, we sold three centers and other property. Aggregate gross sales proceeds from these transactions approximated $110.4 million and generated gains of approximately $46.2 million. Also, during the six months ended June 30, 2016, we acquired one center and other property with an aggregate gross purchase price of approximately $93.2 million and invested $16.5 million in new development projects. In February 2016, property increased by $58.7 million as a result of a business combination (see Note 17 for additional information).

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

	June 30, 2016	December 31, 2015
Combined Condensed Balance Sheets
ASSETS
Property	$1,216,844	$1,290,784
Accumulated depreciation	(254,672)	(293,474)
Property, net	962,172	997,310
Other assets, net	116,765	130,251
Total Assets	$1,078,937	$1,127,561
LIABILITIES AND EQUITY
Debt, net (primarily mortgages payable)	$315,193	$345,186
Amounts payable to Weingarten Realty Investors and Affiliates	12,608	12,285
Other liabilities, net	29,350	29,509
Total Liabilities	357,151	386,980
Equity	721,786	740,581
Total Liabilities and Equity	$1,078,937	$1,127,561

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Combined Condensed Statements of Operations
Revenues, net	$34,146	$36,587	$70,068	$73,705
Expenses:
Depreciation and amortization	10,605	9,203	19,986	18,583
Interest, net	5,622	4,235	9,630	8,652
Operating	6,358	6,771	13,961	13,236
Real estate taxes, net	4,494	4,725	8,986	9,257
General and administrative	312	333	455	535
(Benefit) provision for income taxes	(31)	43	28	111
Impairment loss	—	7,487	1,303	7,487
Total	27,360	32,797	54,349	57,861
Gain on sale of non-operating property	—	—	373	—
Gain on dispositions	12,591	265	12,591	1,393
Net income	$19,377	$4,055	$28,683	$17,237

Our investment in real estate joint ventures and partnerships, as reported in our Condensed Consolidated Balance Sheets, differs from our proportionate share of the entities' underlying net assets due to basis differences, which arose upon the transfer of assets to the joint ventures. The net positive basis differences, which totaled $2.6 million and $4.9 million at June 30, 2016 and December 31, 2015, respectively, are generally amortized over the useful lives of the related assets.
Our real estate joint ventures and partnerships have determined from time to time that the carrying amount of certain centers was not recoverable and that the centers should be written down to fair value. For the six months ended June 30, 2016, our unconsolidated real estate joint ventures and partnerships recorded an impairment charge of $1.3 million associated with a center that had been marketed and sold during the period. For both the three and six months ended June 30, 2015, there was a $7.5 million impairment charge realized on various centers that were marketed and sold during the three months ended June 30, 2015.
Fees earned by us for the management of these real estate joint ventures and partnerships totaled $1.1 million for both the three months ended June 30, 2016 and 2015, and $2.3 million for both the six months ended June 30, 2016 and 2015.
For the six months ended June 30, 2016, four centers and a land parcel were sold for an aggregate of approximately $63.7 million, of which our share of the gain totaled $3.4 million. Additionally, one center with a gross purchase price of $65 million was acquired, of which our net interest, of both our direct and indirect investments, aggregated 66%.
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
Note 5. Debt
Our debt consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Debt payable, net to 2038 (1)	$1,863,401	$1,872,942
Unsecured notes payable under credit facilities	98,000	149,500
Debt service guaranty liability	69,835	69,835
Obligations under capital leases	21,000	21,000
Total	$2,052,236	$2,113,277
_______________

(1)	At June 30, 2016, interest rates ranged from 1.7% to 8.6% at a weighted average rate of 4.2%. At December 31, 2015, interest rates ranged from 1.0% to 8.6% at a weighted average rate of 4.3%.

The allocation of total debt between fixed and variable-rate as well as between secured and unsecured is summarized below (in thousands):

	June 30, 2016	December 31, 2015
As to interest rate (including the effects of interest rate contracts):
Fixed-rate debt	$1,924,649	$1,869,683
Variable-rate debt	127,587	243,594
Total	$2,052,236	$2,113,277
As to collateralization:
Unsecured debt	$1,597,315	$1,650,521
Secured debt	454,921	462,756
Total	$2,052,236	$2,113,277
We maintain a $500 million unsecured revolving credit facility, which was amended and extended on March 30, 2016. This facility expires in March 2020, provides for two consecutive six-month extensions upon our request and borrowing rates that float at a margin over LIBOR plus a facility fee. At June 30, 2016, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 90 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million.
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
The following table discloses certain information regarding our unsecured notes payable under our credit facilities (in thousands, except percentages):

	June 30, 2016	December 31, 2015
Unsecured revolving credit facility:
Balance outstanding	$95,000	$140,000
Available balance	400,190	355,190
Letters of credit outstanding under facility	4,810	4,810
Variable interest rate (excluding facility fee)	1.3%	1.3%
Unsecured short-term facility:
Balance outstanding	$3,000	$9,500
Variable interest rate (excluding facility fee)	1.8%	1.7%
Both facilities:
Maximum balance outstanding during the period	$200,000	$244,500
Weighted average balance	128,381	100,506
Year-to-date weighted average interest rate (excluding facility fee)	1.3%	0.9%

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls until a coverage rate of 1.4x is met on tax increment revenue bonds issued in connection with the project. The bonds are to be repaid with incremental sales and property taxes and a public improvement fee (“PIF”) to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the date the bond liability has been paid in full or 2040. Therefore, a debt service guaranty liability equal to the fair value of the amounts funded under the bonds was recorded. As of both June 30, 2016 and December 31, 2015, we had $69.8 million outstanding for the debt service guaranty liability.
In June 2016, we amended an existing $90 million secured note to extend the maturity to 2028 and reduce the interest rate from 7.5% to 4.5% per annum. In connection with this transaction, we have recorded a $2.0 million gain on extinguishment of debt that has been classified as net interest expense in our Condensed Consolidated Statements of Operations.
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
During 2015, we repaid $90 million of fixed-rate medium term notes upon maturity at a weighted average interest rate of 5.4%. Additionally, we amended an existing $66 million secured note to extend the maturity to 2025 and reduced the interest rate from 7.4% to 3.5% per annum. In connection with this transaction, we have recorded a $6.1 million loss on extinguishment of debt that has been classified as net interest expense in our Condensed Consolidated Statements of Operations.
Various leases and properties, and current and future rentals from those leases and properties, collateralize certain debt. At June 30, 2016 and December 31, 2015, the carrying value of such assets aggregated $.7 billion and $.8 billion, respectively.
Scheduled principal payments on our debt (excluding $98.0 million unsecured notes payable under our credit facilities, $21.0 million of certain capital leases, $(4.3) million net premium/(discount) on debt, $(9.4) million of deferred debt costs, $5.6 million of non-cash debt-related items, and $69.8 million debt service guaranty liability) are due during the following years (in thousands):

2016 remaining	$78,835
2017	86,839
2018	87,974
2019	56,245
2020	237,779
2021	17,667
2022	307,858
2023	305,705
2024	255,965
2025	303,314
Thereafter	133,329
Total	$1,871,510
Our various debt agreements contain restrictive covenants, including minimum interest and fixed charge coverage ratios, minimum unencumbered interest coverage ratios, minimum net worth requirements and maximum total debt levels. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of June 30, 2016.

Note 6. Derivatives and Hedging
The fair value of all our interest rate swap contracts was reported as follows (in thousands):

	Assets		Liabilities
	Balance Sheet Location	Amount	Balance Sheet Location	Amount
Designated Hedges:
June 30, 2016	Other Assets, net	$—	Other Liabilities, net	$8,227
December 31, 2015	Other Assets, net	2,664	Other Liabilities, net	725
The gross presentation, the effects of offsetting for derivatives with the right to offset under master netting agreements and the net presentation of our interest rate swap contracts is as follows (in thousands):

				Gross Amounts Not Offset in Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2016
Liabilities	$8,227	$—	$8,227	$—	$—	$8,227

December 31, 2015
Assets	2,664	—	2,664	(346)	—	2,318
Liabilities	725	—	725	(346)	—	379
Cash Flow Hedges
As of June 30, 2016 and December 31, 2015, we had three interest rate swap contracts, maturing through March 2020, with an aggregate notional amount of $200 million that were designated as cash flow hedges and fix the LIBOR component of the interest rates at 1.5%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
Also, at June 30, 2016, we had a forward-starting interest rate swap contract that will be effective in October 2016 with an aggregate notional amount of $200 million hedging future fixed-rate debt issuances. This contract matures in October 2026 and fixes the 10-year swap rate at 1.5% per annum.
During 2015, we entered into and settled two forward-starting interest rate swap contracts with an aggregate notional amount of $215 million hedging future fixed-rate debt issuances, which fixed the 10-year swap rates at 2.0% per annum. Upon settlement of these contracts during 2015, we received $5.0 million resulting in a gain in accumulated other comprehensive loss.
As of June 30, 2016 and December 31, 2015, the net gain balance in accumulated other comprehensive loss relating to cash flow interest rate swap contracts was $.3 million and $8.2 million, respectively, and will be reclassified to net interest expense as interest payments are made on the originally hedged debt. Within the next 12 months, a loss of approximately $2.3 million in accumulated other comprehensive loss is expected to be reclassified to net interest expense related to our interest rate contracts.

A summary of cash flow interest rate swap contract hedging activity is as follows (in thousands):

Derivatives Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended June 30, 2016	$4,140	Interest expense, net	$(360)	Interest expense, net	$—
Six Months Ended June 30, 2016	8,571	Interest expense, net	(731)	Interest expense, net	—
Three Months Ended June 30, 2015	(6,738)	Interest expense, net	(321)	Interest expense, net	—
Six Months Ended June 30, 2015	(5,388)	Interest expense, net	(709)	Interest expense, net	—
Fair Value Hedges
Associated with the refinancing of a secured note, on June 24, 2016, we terminated two interest rate swap contracts that were designated as fair value hedges and had an aggregate notional amount of $62.9 million. Upon settlement, we received $2.2 million, which was recognized as part of the gain on extinguishment of debt related to the hedged debt.
As of December 31, 2015, we had two interest rate swap contracts, maturing through October 2017, with an aggregate notional amount of $63.7 million that were designated as fair value hedges and convert fixed interest payments at rates of 7.5% to variable interest payments ranging from 4.41% to 4.44%. We have determined that our fair value hedges were highly effective in limiting our risk of changes in the fair value of fixed-rate notes attributable to changes in interest rates.
A summary of fair value interest rate swap contract hedging activity is as follows (in thousands):

	Gain (Loss) on Contracts	Gain (Loss) on Borrowings	Net Settlements and Accruals on Contracts (1) (3)	Amount of Gain (Loss) Recognized in Income (2) (3)
Three Months Ended June 30, 2016
Interest expense, net	$(320)	$320	$2,674	$2,674
Six Months Ended June 30, 2016
Interest expense, net	(418)	418	3,140	3,140
Three Months Ended June 30, 2015
Interest expense, net	(442)	442	513	513
Six Months Ended June 30, 2015
Interest expense, net	(389)	389	1,038	1,038
_______________

(1)	Amounts in this caption include gain (loss) recognized in income on derivatives and net cash settlements.

(2)	No ineffectiveness was recognized during the respective periods.

(3)	Included in each caption for both the three and six months ended June 30, 2016 is $2.2 million received upon the termination of two interest rate swap contracts.
Credit-risk-related Contingent Features
We have agreements with some of our derivative counterparties that contain a provision that if we default on any of our indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, we could also be declared in default on our derivative obligations.

As of June 30, 2016, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $7.1 million. As of June 30, 2016, we have not posted any collateral related to these agreements, and if we had breached any of the provisions, we would have been required to settle our obligations under them at their termination value of $7.1 million.
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
The following shares were sold under the ATM equity offering program (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Shares sold	2,792	320	3,277	1,129
Weighted average price per share	$38.32	$35.91	$38.16	$36.18
Gross proceeds	$106,992	$11,476	$125,058	$40,836
As of the date of this filing, $34.1 million of common shares remained available for sale under this ATM equity program.
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
Note 8. Noncontrolling Interests
The following table summarizes the effect of changes in our ownership interest in subsidiaries on the equity attributable to us as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Net income adjusted for noncontrolling interests	$142,890	$83,676
Transfers from the noncontrolling interests:
Increase in equity for operating partnership units	—	111
Change from net income adjusted for noncontrolling interests and transfers from the noncontrolling interests	$142,890	$83,787

Note 9. Supplemental Cash Flow Information
Non-cash investing and financing activities are summarized as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Accrued property construction costs	$7,895	$6,412
Exchange of operating partnership units for common shares	—	111
Property acquisitions and investments in unconsolidated real estate joint ventures:
Increase in debt, net	—	20,116
Consolidation of real estate joint venture (see Note 17):
Increase in property, net	58,665	—
Increase in restricted deposits and mortgage escrows	30	—
Increase in debt, net	48,727	—
Increase in security deposits	169	—
Decrease in equity associated with deferred compensation plan (see Note 1)	48,140	—
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Income from continuing operations	$36,618	$29,623	$100,128	$56,323
Gain on sale of property	1,033	8,163	46,190	30,685
Net income attributable to noncontrolling interests	(1,835)	(1,757)	(3,428)	(3,332)
Dividends on preferred shares	—	(1,120)	—	(3,830)
Redemption costs of preferred shares	—	(9,687)	—	(9,687)
Net income attributable to common shareholders - basic	35,816	25,222	142,890	70,159
Income attributable to operating partnership units	—	—	998	—
Net income attributable to common shareholders - diluted	$35,816	$25,222	$143,888	$70,159
Denominator:
Weighted average shares outstanding – basic	125,791	123,298	124,692	122,715
Effect of dilutive securities:
Share options and awards	1,053	1,252	1,136	1,344
Operating partnership units	—	—	1,462	—
Weighted average shares outstanding – diluted	126,844	124,550	127,290	124,059

Anti-dilutive securities of our common shares, which are excluded from the calculation of earnings per common share – diluted, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Share options (1)	462	899	462	897
Operating partnership units	1,462	1,480	—	1,483
Total anti-dilutive securities	1,924	2,379	462	2,380
_______________

(1)	Exclusion results as exercise prices were greater than the average market price for each respective period.
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
The fair value of the market-based share awards was estimated on the date of grant using a Monte Carlo valuation model based on the following assumptions:

	Six Months Ended June 30, 2016
	Minimum	Maximum
Dividend yield	0.0%	4.0%
Expected volatility (1)	16.0%	20.4%
Expected life (in years)	N/A	3
Risk-free interest rate	0.5%	0.9%
_______________
(1)    Includes the volatility of the FTSE NAREIT U.S. Shopping Center index and Weingarten Realty Investors.
A summary of the status of unvested restricted share awards for the six months ended June 30, 2016 is as follows:

	Unvested Restricted Share Awards	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2016	589,906	$32.05
Granted:
Service-based awards	117,268	34.54
Market-based awards relative to FTSE NAREIT U.S. Shopping Center Index	50,170	37.11
Market-based awards relative to three-year absolute TSR	50,170	24.20
Trust manager awards	24,983	37.63
Vested	(230,834)	32.00
Forfeited	(9,054)	33.98
Outstanding, June 30, 2016	592,609	$32.53

As of June 30, 2016 and December 31, 2015, there was approximately $3.2 million and $2.2 million, respectively, of total unrecognized compensation cost related to unvested restricted shares, which is expected to be amortized over a weighted average of 1.6 years and 0.8 years, respectively.
Note 12. Employee Benefit Plans
Defined Benefit Plan
We sponsor a noncontributory qualified retirement plan. The components of net periodic benefit cost for this plan are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$309	$321	$618	$643
Interest cost	499	476	997	952
Expected return on plan assets	(729)	(797)	(1,458)	(1,569)
Recognized loss	376	360	753	720
Total	$455	$360	$910	$746
For the six months ended June 30, 2016 and 2015, we contributed $2.0 million and $1.5 million, respectively, to the qualified retirement plan. Currently, we do not anticipate making any additional contributions to this plan during 2016.
Defined Contribution Plans
Compensation expense related to our defined contribution plans was $.9 million and $.8 million for the three months ended June 30, 2016 and 2015, respectively, and $1.8 million and $2.1 million for six months ended June 30, 2016 and 2015, respectively.
Note 13. Related Parties
Through our management activities and transactions with our real estate joint ventures and partnerships, we had net accounts receivable of $1.6 million and $1.2 million outstanding as of June 30, 2016 and December 31, 2015, respectively. We also had accounts payable and accrued expenses of $5.2 million outstanding as of both June 30, 2016 and December 31, 2015. We recorded joint venture fee income for both the three months ended June 30, 2016 and 2015 of $1.1 million, and $2.3 million for both the six months ended June 30, 2016 and 2015.
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
Note 14. Commitments and Contingencies
Commitments and Contingencies
As of June 30, 2016 and December 31, 2015, we participated in two real estate ventures structured as DownREIT partnerships that have centers in Arkansas, North Carolina and Texas. As a general partner, we have operating and financial control over these ventures and consolidate them in our consolidated financial statements. These ventures allow the outside limited partners to put their interest in the partnership to us. We may acquire any limited partnership interests that are put to the partnership, and we have the option to redeem the interest in cash or a fixed number of our common shares, at our discretion. We also participate in a real estate venture that has a property in Texas that allows its outside partner to put operating partnership units to us. We have the option to redeem these units in cash or a fixed number of our common shares, at our discretion. No common shares were issued in exchange for any of these interests during the six months ended June 30, 2016. For the six months ended June 30, 2015, common shares valued at $.1 million were issued in exchange for certain of these interests. The aggregate redemption value of these interests was approximately $60 million and $51 million as of June 30, 2016 and December 31, 2015, respectively.
As of June 30, 2016, we have entered into commitments aggregating $52.2 million comprised principally of construction contracts which are generally due in 12 to 36 months.

We have executed an agreement to purchase the retail portion of a mixed-use project for approximately $24.0 million at delivery by the developer, which is estimated to occur in early 2017. Including this payment, our expected total investment in the retail portion of the project is approximately $30.7 million.
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
Note 15. Variable Interest Entities
Consolidated VIEs
At June 30, 2016 and December 31, 2015, 11 of our real estate joint ventures, whose activities primarily consisted of owning and operating 30 neighborhood/community shopping centers, were determined to be VIEs. Based on a financing agreement by one of our real estate joint ventures that is guaranteed solely by us, we have determined that we are the primary beneficiary and have consolidated this joint venture. For the remaining real estate joint ventures, we concluded we are the primary beneficiary based primarily on our significant power to direct the entities' activities without any substantive kick-out or participating rights.
A summary of our consolidated VIEs is as follows (in thousands):

	June 30, 2016	December 31, 2015
Assets Held by VIEs (1)	$283,417	$289,558
Assets Held as Collateral for Debt (2)	55,181	57,735
Debt Held by a VIE (2)	37,178	37,178
_______________

(1)	Upon adoption of ASU No. 2015-02, "Amendments to the Consolidation Analysis," prior year's amount was made to conform to the current year presentation. See Note 2 for additional information.

(2)	Represents the amount of debt and related assets held as collateral that are solely guaranteed by us at one real estate joint venture.

Restrictions on the use of these assets can be significant because they may serve as collateral for debt. Further, we are generally required to obtain our partner's approval in accordance with the joint venture agreement for any major transactions. Transactions with these joint ventures on our consolidated financial statements have primarily been positive as demonstrated by the generation of net income and operating cash flows, as well as the receipt of cash distributions. We and our partners are subject to the provisions of the joint venture agreements which include provisions for when additional contributions may be required to fund operating cash shortfalls and unplanned capital expenditures. For the six months ended June 30, 2016, no additional contributions were made or are anticipated for these joint ventures.
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
Unconsolidated VIEs
At June 30, 2016 and December 31, 2015, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the success of the entity. A summary of our unconsolidated VIE is as follows (in thousands):

	June 30, 2016	December 31, 2015
Investment in Real Estate Joint Ventures and Partnerships, net (1) (2)	$—	$10,497
Maximum Risk of Loss (3)	34,000	10,992
_______________

(1)	The carrying amount of the investment represents our contributions to the real estate joint venture, net of any distributions made and our portion of the equity in earnings of the joint venture.

(2)	As of June 30, 2016, the carrying amount of the investment is $(8) million, which is included in Other Liabilities as a result of the distribution of proceeds from the issuance of debt.

(3)	The maximum risk of loss has been determined to be limited to our debt exposure for the real estate joint venture.
We and our partner are subject to the provisions of the joint venture agreement that specify conditions, including operating shortfalls and unplanned capital expenditures, under which additional contributions may be required.
Note 16. Fair Value Measurements
Recurring Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, aggregated by the level in the fair value hierarchy in which those measurements fall, are as follows (in thousands):

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2016
Assets:
Investments, mutual funds held in a grantor trust	$24,571			$24,571
Investments, mutual funds	7,195			7,195
Total	$31,766	$—	$—	$31,766
Liabilities:
Derivative instruments:
Interest rate contracts		$8,227		$8,227
Deferred compensation plan obligations	$24,571			24,571
Total	$24,571	$8,227	$—	$32,798

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at December 31, 2015
Assets:
Investments, mutual funds held in a grantor trust	$20,579			$20,579
Investments, mutual funds	7,043			7,043
Derivative instruments:
Interest rate contracts		$2,664		2,664
Total	$27,622	$2,664	$—	$30,286
Liabilities:
Derivative instruments:
Interest rate contracts		$725		$725
Deferred compensation plan obligations	$20,579			20,579
Total	$20,579	$725	$—	$21,304
Fair Value Disclosures
Unless otherwise described below, short-term financial instruments and receivables are carried at amounts which approximate their fair values based on their highly-liquid nature, short-term maturities and/or expected interest rates for similar instruments.
Schedule of our fair value disclosures is as follows (in thousands):

	June 30, 2016			December 31, 2015
	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)	Carrying Value	Fair Value Using Significant Other Observable Inputs (Level 2)	Fair Value Using Significant Unobservable Inputs (Level 3)
Tax increment revenue bonds (1)	$25,162		$25,162	$25,162		$25,162
Investments, held to maturity (2)	4,247	$4,252		1,750	$1,750
Debt:
Fixed-rate debt	1,924,649		2,016,566	1,869,683		1,907,579
Variable-rate debt	127,587		124,839	243,594		248,460
_______________

(1)	At June 30, 2016 and December 31, 2015, the credit loss balance on our tax increment revenue bonds was $31.0 million.

(2)
Investments held to maturity are recorded at cost. As of June 30, 2016, these investments have a gross unrealized gain of $5 thousand, and as of December 31, 2015, no unrealized gain or loss was recognized.

The quantitative information about the significant unobservable inputs used for our Level 3 fair value measurements as of June 30, 2016 and December 31, 2015 reported in the above tables, is as follows:

Description	Fair Value at			Unobservable Inputs	Range
	June 30, 2016	December 31, 2015			Minimum		Maximum
	(in thousands)		Valuation Technique		2016	2015	2016	2015
Tax increment revenue bonds	$25,162	$25,162	Discounted cash flows	Discount rate	6.5%	6.5%	7.5%	7.5%
				Expected future growth rate	1.0%	1.0%	2.0%	2.0%
				Expected future inflation rate	1.0%	1.0%	2.0%	3.0%
Fixed-rate debt	2,016,566	1,907,579	Discounted cash flows	Discount rate	2.3%	2.4%	5.4%	5.5%
Variable-rate debt	124,839	248,460	Discounted cash flows	Discount rate	1.3%	1.3%	3.2%	3.2%
Note 17. Business Combination
Except as identified below, our aggregate acquisitions for 2016 and 2015 were not materially significant for disclosure purposes.
Effective February 12, 2016, we acquired a partner’s 49% interest in an unconsolidated joint venture associated with two centers in Colorado, which resulted in the consolidation of these centers (see Note 13 for additional information). Management has determined that this transaction qualified as a business combination to be accounted for under the acquisition method. Accordingly, the assets and liabilities of this transaction were recorded in our Condensed Consolidated Balance Sheet at their estimated fair values as of the effective date. Fair value of assets acquired, liabilities assumed and equity interests were estimated using market-based measurements, including cash flow and other valuation techniques. The fair value measurements are based on both significant inputs for similar assets and liabilities in comparable markets and significant inputs that are not observable in the markets in accordance with our fair value measurements accounting policy. Key assumptions include third-party appraisals; a minority interest discount rate of 20%; cash flow discount rates ranging from 6.5% to 8%; a terminal capitalization rate for similar properties ranging from 6% to 7.5%; and factors that we believe market participants would consider in estimating fair value. The result of this transaction is included in our Condensed Consolidated Statements of Operations beginning February 12, 2016.

The following table summarizes the business combination, including the assets acquired and liabilities assumed as indicated (in thousands):

	February 12, 2016
Fair value of our equity interest before business combination	$22,514	(1)
Amounts recognized for assets and liabilities assumed:
Assets:
Property	$58,665
Unamortized lease costs	8,936
Accrued rent and accounts receivable	102
Cash and cash equivalents	3,555
Other, net	4,992
Liabilities:
Debt, net	(48,727)
Accounts payable and accrued expenses	(1,339)
Other, net	(3,670)
Total net assets	$22,514
Gain recognized on equity interest remeasured to fair value	$37,383	(2)
___________________

(1)	Includes $2.5 million of cash received from the partner.

(2)	Amount is included in Gain on Sale and Acquisition of Real Estate Joint Venture and Partnership Interests in our Condensed Consolidated Statement of Operations.
The following table summarizes the impact to revenues and net income attributable to common shareholders from our business combination (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Increase in revenues	$1,709	$2,655
Decrease in net income attributable to common shareholders	555	1,055
The following unaudited supplemental pro forma data is presented for the periods ended June 30, 2016 and 2015, as if the business combination occurring in 2016 was completed on January 1, 2015. The gain related to this business combination was adjusted to the assumed acquisition date. The unaudited supplemental pro forma data is not necessarily indicative of what the actual results of our operations would have been assuming the transaction had been completed as set forth above, nor does it purport to represent our results of operations for future periods (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	Pro Forma 2016 (1)	Pro Forma 2015 (1)	Pro Forma 2016 (1)	Pro Forma 2015 (1)
Revenues	$135,676	$128,330	$268,629	$255,463
Net income	37,651	37,469	108,809	123,800
Net income attributable to common shareholders	35,816	24,905	105,381	106,951
Earnings per share – basic	.28	.20	.85	.87
Earnings per share – diluted	.28	.20	.84	.86
___________________

(1)	There are no non-recurring pro forma adjustments included within or excluded from the amounts in the preceding table.

Note 18. Subsequent Events
Subsequent to June 30, 2016, we acquired one center in Florida with a gross purchase price of $285 million, which was funded through our unsecured revolving credit facility. We anticipate that the purchase price of the recent acquisition will be allocated to land, building and other identifiable intangible assets and liabilities.
On July 27, 2016, to provide additional liquidity, we entered into a credit agreement for a $200 million unsecured term loan facility, which matures in July 2017, subject to a one year extension at our option (subject to our compliance with certain conditions). The borrowing rates float at a margin over LIBOR and are priced off a grid that is tied to our senior unsecured credit ratings. At the date of this filing, we had no amount of debt outstanding under this facility.
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
We operate a portfolio of rental properties, primarily neighborhood and community shopping centers, totaling approximately 44.7 million square feet of gross leasable area, that is either owned by us or others. We have a diversified tenant base with our largest tenant comprising only 3.3% of base minimum rental revenues during the first six months of 2016.

At June 30, 2016, we owned or operated under long-term leases, either directly or through our interest in real estate joint ventures or partnerships, a total of 226 properties, which are located in 18 states spanning the country from coast to coast.
We also owned interests in 29 parcels of land held for development that totaled approximately 21.5 million square feet at June 30, 2016.
We had approximately 5,800 leases with 3,800 different tenants at June 30, 2016. Leases for our properties range from less than a year for smaller spaces to over 25 years for larger tenants. Rental revenues generally include minimum lease payments, which often increase over the lease term, reimbursements of property operating expenses, including real estate taxes, and additional rent payments based on a percentage of the tenants’ sales. Our anchor tenants are supermarkets, value-oriented apparel/discount stores and other retailers or service providers who generally sell basic necessity-type goods and services. We believe the stability of our anchor tenants, combined with convenient locations, attractive and well-maintained properties, high quality retailers and a strong tenant mix, should ensure the long-term success of our merchants and the viability of our portfolio.
Our goal is to remain a leader in owning and operating top-tier neighborhood and community shopping centers in certain markets of the United States. Our strategic initiatives include: (1) raising net asset value and cash flow through quality acquisitions, redevelopments and new developments, (2) maintaining a strong, flexible consolidated balance sheet and a well-managed debt maturity schedule and (3) growing net operating income from our existing portfolio by increasing occupancy and rental rates. We believe these initiatives will keep our portfolio of properties among the strongest in our sector. Due to very low capitalization rates in the market along with the uncertainty of increasing interest rates, we will continue to be very prudent in our evaluation of all new investment opportunities. We are beginning to see price declines on lower-quality assets in secondary and tertiary markets, which could reduce our disposition volumes. Additionally, the commercial mortgage-backed securities ("CMBS") market has been a significant source of financing for buyers of lower-tier assets. New financial market regulations have resulted in a fairly significant reduction in CMBS originations, which could affect our ability to sell properties.
We intend to recycle non-core operating centers that no longer meet our ownership criteria and that will provide capital for growth opportunities. During the six months ended June 30, 2016, we disposed of real estate assets, which were owned by us either directly or through our interest in real estate joint ventures or partnerships, with our share of aggregate gross sales proceeds totaling $126.6 million. We have approximately $127.3 million of dispositions currently under contracts or letters of intent; however, there are no assurances that these transactions will close at such prices or at all. For 2016, we believe we will complete dispositions in amounts between $125 million and $225 million; however, there are no assurances that this will actually occur.
We intend to continue to actively seek acquisition properties that meet our return hurdles and to actively evaluate other opportunities as they enter the market. During the six months ended June 30, 2016, we acquired two centers and other property, either directly or through our interest in real estate joint ventures or partnerships, with a total gross purchase price of $136.3 million. For 2016, we expect to invest in acquisitions in amounts between $425 million and $500 million; however, there are no assurances that this will actually occur.
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
We intend to continue to focus on identifying new development projects as another source of growth. Although we have only seen a few viable projects, a lack of supply in new retail space has driven a slight increase in new development activity and retailer interest, which we believe is a positive trend. During the six months ended June 30, 2016, we invested $14.0 million in three new development projects.
In addition, we intend to continue to look for internal growth opportunities. At June 30, 2016, we had 13 redevelopment projects in which we plan to invest approximately $85.4 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to average around 11%. During the six months ended June 30, 2016, we completed one redevelopment project that added approximately 6,700 incremental square feet to the total portfolio with an incremental investment totaling $1.3 million. Additionally, we began redevelopment activities on a shopping center in south Florida where we estimate a capital investment totaling $17 million.

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
In June 2016, we amended an existing $90 million secured note to extend the maturity to 2028 and reduce the interest rate from 7.5% to 4.5% per annum. In connection with this transaction, we have recorded a $2.0 million gain on extinguishment of debt that has been classified as net interest expense in our Condensed Consolidated Statements of Operations.
We have an ATM equity offering program under which we may, but are not obligated to, sell up to $200 million of common shares, in amounts and at times as we determine, at prices determined by the market at the time of sale. We intend to use the net proceeds from future sales for general trust purposes, which may include reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness or repurchasing outstanding debt. During the six months ended June 30, 2016, we sold 3,277,187 common shares with gross proceeds totaling $125.1 million. As of the date of this filing, $34.1 million of common shares remained available for sale under this ATM equity program.
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
Subsequent to June 30, 2016, we acquired one center in Florida with a gross purchase price of $285 million, which was funded through our unsecured revolving credit facility. To provide additional liquidity, we entered into a credit agreement for a $200 million unsecured term loan facility, which matures in July 2017, subject to a one year extension at our option (subject to our compliance with certain conditions). The borrowing rates float at a margin over LIBOR and are priced off a grid that is tied to our senior unsecured credit ratings. At the date of this filing, we had no amount of debt outstanding under this facility. In addition, we have an effective universal shelf registration statement which expires in September 2017. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.
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
Operational Metrics
In assessing the performance of our centers, management carefully monitors various operating metrics of the portfolio. As a result of our strong leasing activity, low tenant fallout and lack of quality retail space in the market, the operating metrics of our portfolio remained very strong in 2016 as we focused on increasing rental rates and same property net operating income ("SPNOI" and see Non-GAAP Financial Measures for additional information). Our portfolio delivered solid operating results with:

•	Occupancy of 94.9% at June 30, 2016;

•	an increase of 3.3% in SPNOI including redevelopments for the three months ended June 30, 2016 over the same period of 2015; and

•	rental rate increases of 29.4% for new leases and 14.4% for renewals were realized during the three months ended June 30, 2016.

Below are performance metrics associated with our signed occupancy, SPNOI growth and leasing activity on a pro rata basis:

	June 30,
	2016	2015
Anchor (space of 10,000 square feet or greater)	97.7%	98.7%
Non-Anchor	90.2%	90.3%
Total Occupancy	94.9%	95.5%

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
SPNOI Growth with Redevelopments (1)	3.3%	3.0%
_______________

(1)	See Non-GAAP Financial Measures for a definition of the measurement of SPNOI and a reconciliation to operating income within this section of Item 2.

	Number of Leases	Square Feet ('000's)	Average New Rent per Square Foot ($)	Average Prior Rent per Square Foot ($)	Average Cost of Tenant Improvements per Square Foot ($)	Change in Base Rent on Cash Basis
Leasing Activity:
Three Months Ended June 30, 2016
New leases (1)	59	211	$19.63	$15.16	$33.26	29.4%
Renewals	157	532	19.80	17.31	.47	14.4%
Not comparable spaces	35	69
Total	251	812	$19.75	$16.70	$9.78	18.2%

Six Months Ended June 30, 2016
New leases (1)	113	356	$23.13	$17.52	$34.02	32.0%
Renewals	376	1,810	16.91	15.21	.16	11.1%
Not comparable spaces	66	131
Total	555	2,297	$17.93	$15.59	$5.73	15.0%
_______________

(1)	Average external lease commissions per square foot for the three and six months ended June 30, 2016 were $4.66 and $5.91, respectively.
While we will continue to monitor the economy and the effects on our tenants, over the long-term, we believe the significant diversification of our portfolio, both geographically and by tenant base, and the quality of our portfolio will allow future increases to occupancy levels. However, we anticipate the bankruptcy proceedings for The Sports Authority will result in the rejection of most, if not all, of their leases at our remaining six locations, which is expected to negatively affect our occupancy and SPNOI until we re-lease and commence rent on these spaces. Occupancy may also be affected over the next several quarters as we continue to maximize our long-term portfolio value by repositioning some of our anchor space. A reduction in quality retail space available, as well as improving retailer demand, contributed to the increase in overall rental rates on a same-space basis as we completed new leases and renewed existing leases. Leasing volume is anticipated to decline as we have less vacant space available for leasing. Our expectation is that SPNOI growth with redevelopments will average between 3.0% to 4.0% for 2016, although there are no assurances that this will occur.
New Development/Redevelopment
At June 30, 2016, we had three projects under development. We have funded $59.7 million through June 30, 2016 on these projects, and we estimate our aggregate net investment upon completion to be $100.8 million. Overall, the average projected stabilized return on investment for these properties is expected to be approximately 7.5% upon completion. Effective January 1, 2016, we stabilized our development in Alexandria, Virginia, moving it to our operating property portfolio. This development is 100% leased with an investment of $65 million and an 8% yield.

We have 13 redevelopment projects in which we plan to invest approximately $85.4 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to average around 11%. During the six months ended June 30, 2016, we completed one redevelopment project that added approximately 6,700 incremental square feet to the total portfolio with an incremental investment totaling $1.3 million. Additionally, we began redevelopment activities on a shopping center in south Florida where we estimate a capital investment totaling $17 million.
We had approximately $90.1 million in land held for development at June 30, 2016 that may either be developed or sold. While we are experiencing a greater interest from retailers and other market participants in our land held for development, opportunities for economically viable developments remain limited. We intend to continue to pursue additional development and redevelopment opportunities in multiple markets; however, finding the right opportunities remains challenging.
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

Results of Operations
Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015
The following table is a summary of certain items in income from continuing operations from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the three months ended June 30, 2016 as compared to the same period in 2015:

	Three Months Ended June 30,
	2016	2015	Change	% Change
Revenues	$135,676	$126,804	$8,872	7.0%
Depreciation and amortization	39,218	36,451	2,767	7.6
Operating expenses	24,663	22,200	2,463	11.1
Real estate taxes, net	17,221	15,498	1,723	11.1
Interest expense, net	18,558	20,292	(1,734)	(8.5)
Equity in earnings of real estate joint ventures and partnerships, net	6,645	3,212	3,433	106.9
Revenues
The increase in revenues of $8.9 million is primarily attributable to our acquisitions and new development completions that totaled $6.6 million. The existing portfolio and redevelopment properties contributed $6.1 million, which is offset by our dispositions of $3.8 million.
Depreciation and Amortization
The increase in depreciation and amortization of $2.8 million is primarily attributable to our acquisitions and new development completions that totaled $3.8 million, which is offset by our dispositions in 2016 and 2015 and other capital activities.
Operating Expenses
The increase in operating expenses of $2.5 million is primarily attributable to our acquisitions and new development completions, which totaled $1.2 million, and an overall increase at our existing portfolio and redevelopment properties associated primarily with the timing of repairs.
Real Estate Taxes, net
The increase in net real estate taxes of $1.7 million is primarily attributable to our acquisitions and new development completions that totaled $.9 million, as well as rate and valuation changes for the portfolio, which is offset by our dispositions of $.3 million.
Interest Expense, net
Net interest expense decreased $1.7 million or 8.5%. The components of net interest expense were as follows (in thousands):

	Three Months Ended June 30,
	2016	2015
Gross interest expense	$20,607	$20,479
(Gain) loss on extinguishment of debt	(2,037)	—
Amortization of debt deferred costs, net	890	843
Over-market mortgage adjustment	(285)	(188)
Capitalized interest	(617)	(842)
Total	$18,558	$20,292
The decrease in net interest expense is attributable primarily to $2.0 million gain on extinguishment of debt in the second quarter of 2016 associated with the refinancing of a secured note. For the three months ended June 30, 2016, the weighted average debt outstanding was $2.1 billion at a weighted average interest rate of 4.0% as compared to $2.0 billion outstanding at a weighted average interest rate of 4.2% in the same period of 2015.

Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
The increase of $3.4 million is primarily attributable to an increase in our share of the gain on sale associated with the disposition activities in the respective periods.
Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015
The following table is a summary of certain items in income from continuing operations from our Condensed Consolidated Statements of Operations, which we believe represent items that significantly changed during the six months ended June 30, 2016 as compared to the same period in 2015:

	Six Months Ended June 30,
	2016	2015	Change	% Change
Revenues	$268,093	$252,403	$15,690	6.2%
Depreciation and amortization	77,097	72,602	4,495	6.2
Operating expenses	48,199	44,785	3,414	7.6
Real estate taxes, net	33,078	30,125	2,953	9.8
Interest expense, net	39,449	46,750	(7,301)	(15.6)
Interest and other income	572	3,140	(2,568)	(81.8)
Gain on sale and acquisition of real estate joint venture and partnership interests	37,392	879	36,513	4,153.9
Equity in earnings of real estate joint ventures and partnerships, net	10,738	8,584	2,154	25.1
Provision for income taxes	5,915	435	5,480	1,259.8
Revenues
The increase in revenues of $15.7 million is primarily attributable to our acquisitions and new development completions that totaled $13.0 million. The existing portfolio and redevelopment properties contributed $10.4 million, which is offset by our dispositions of $7.7 million.
Depreciation and Amortization
The increase in depreciation and amortization of $4.5 million is primarily attributable to our acquisitions and new development completions that totaled $6.8 million, which is offset by our dispositions in 2016 and 2015 and other capital activities.
Operating Expenses
The increase in operating expenses of $3.4 million is primarily attributable to our acquisitions and new development completions, which totaled $2.1 million, and an overall increase at our existing portfolio and redevelopment properties associated primarily with the timing of repairs.
Real Estate Taxes, net
The increase in net real estate taxes of $3.0 million is primarily attributable to our acquisitions and new development completions that totaled $1.7 million, as well as rate and valuation changes for the portfolio, which is offset by our dispositions of $.6 million.

Interest Expense, net
Net interest expense decreased $7.3 million or 15.6%. The components of net interest expense were as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Gross interest expense	$41,319	$41,111
(Gain) loss on extinguishment of debt	(2,037)	6,100
Amortization of debt deferred costs, net	1,767	1,588
Over-market mortgage adjustment	(463)	(376)
Capitalized interest	(1,137)	(1,673)
Total	$39,449	$46,750
The decrease in net interest expense is attributable primarily to the $8.1 million decrease in debt extinguishment activities within the respective periods. In 2016, a $2.0 million gain was realized as compared to a $6.1 million loss in 2015. For the six months ended June 30, 2016, the weighted average debt outstanding was $2.1 billion at a weighted average interest rate of 4.0% as compared to $2.0 billion outstanding at a weighted average interest rate of 4.3% in the same period of 2015.
Interest and Other Income
The decrease in net interest and other income of $2.6 million is primarily attributable to a $1.7 million litigation settlement received in 2015 and a $.7 million decrease in the fair value of assets held in a grantor trust related to our deferred compensation plan.
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
Equity in Earnings of Real Estate Joint Ventures and Partnerships, net
The increase of $2.2 million is primarily attributable to an increase in our share of the gain on sale associated with the disposition activities in the respective periods.
Provision for Income Taxes
The increase of $5.5 million in the provision for income taxes is attributable to a deferred tax provision of $5.5 million during the six months ended June 30, 2016 in our taxable REIT subsidiary associated primarily with the gain from the exchange properties among the partners of an unconsolidated real estate joint venture.
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
As of June 30, 2016, we had an available borrowing capacity of $400.2 million under our unsecured revolving credit facility, and our debt maturities for the remainder of 2016 total $78.8 million. During March 2016, we amended our revolver agreement to, among other things, extend the maturity date to March 2020, with a provision to extend the maturity date for two consecutive six-month periods, at our option. Additionally, the facility also allows us to increase the facility amount up to $850 million. We intend to use this facility to fund acquisition, new development and redevelopment activities, and for general corporate purposes.

Subsequent to June 30, 2016, we acquired one center in Florida with a gross purchase price of $285 million, which was funded through our unsecured revolving credit facility. To provide additional liquidity, we entered into a credit agreement for a $200 million unsecured term loan facility, which matures in July 2017, subject to a one year extension at our option (subject to our compliance with certain conditions). The borrowing rates float at a margin over LIBOR and are priced off a grid that is tied to our senior unsecured credit ratings. At the date of this filing, we had no amount of debt outstanding under this facility. In addition, we have an effective universal shelf registration statement which expires in September 2017. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.
We have a $200 million share repurchase plan. Under this plan, we may repurchase common shares from time-to-time in open-market or in privately negotiated purchases based on management's evaluation of market conditions and other factors. As of the date of this filing, we have not repurchased any shares under this plan.
Also, we have an ATM equity offering program under which we may, but are not obligated to, sell up to $200 million of common shares, in amounts and at times as we determine, at prices determined by the market at the time of sale. We intend to use the net proceeds from future sales for general trust purposes, which may include reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness or repurchasing outstanding debt. During the six months ended June 30, 2016, we sold 3,277,187 common shares with gross proceeds totaling $125.1 million. As of the date of this filing, $34.1 million of common shares remained available for sale under this ATM equity program.
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
During 2016, aggregate gross sales proceeds from our dispositions totaled $126.6 million, which were owned by us either directly or through our interest in real estate joint ventures or partnerships. Operating cash flows from dispositions are included in net cash from operating activities in our Condensed Consolidated Statements of Cash Flows, while proceeds from dispositions are included as investing activities.
We have non-recourse debt secured by acquired or developed properties held in several of our real estate joint ventures and partnerships. Off-balance sheet mortgage debt for our unconsolidated real estate joint ventures and partnerships totaled $315.2 million, of which our pro rata ownership is $114.1 million, at June 30, 2016. Scheduled principal mortgage payments on this debt, excluding deferred debt costs and non-cash related items totaling $(.9) million, at 100% are as follows (in millions):

2016 remaining	$2.5
2017	23.5
2018	5.9
2019	6.2
2020	92.8
Thereafter	185.2
Total	$316.1
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
Investing Activities
Acquisitions
During 2016, we acquired two centers and other property with an aggregate gross purchase price of $136.3 million, either directly or through our interest in real estate joint ventures or partnerships.

Dispositions
During 2016, we sold seven centers and other property, including real estate assets through our interest in unconsolidated real estate joint ventures and partnerships. Our share of aggregate gross sales proceeds from these transactions totaled $126.6 million and generated our share of the gains of approximately $48.6 million.
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
New Development/Redevelopment
At June 30, 2016, we had three projects under development with a total square footage of approximately .3 million, of which we have funded $59.7 million through June 30, 2016 on these projects. Upon completion, we expect our aggregate net investment in these projects to be $100.8 million. Effective January 1, 2016, we stabilized our development in Alexandria, Virginia, moving it to our operating property portfolio. This development is 100% leased with an investment of $65 million and an 8% yield.
At June 30, 2016, we had 13 redevelopment projects in which we plan to invest approximately $85.4 million. Upon completion, the average projected stabilized return on our incremental investment on these redevelopment projects is expected to average around 11%. During the six months ended June 30, 2016, we completed one redevelopment project that added approximately 6,700 incremental square feet to the total portfolio with an incremental investment totaling $1.3 million. Additionally, we began redevelopment activities on a shopping center in south Florida where we estimate a capital investment totaling $17 million.
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
Capital Expenditures
Capital expenditures for additions to the existing portfolio, acquisitions, tenant improvements, new development, redevelopment and our share of investments in unconsolidated real estate joint ventures and partnerships are as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Acquisitions	$134,096	$152,174
Tenant Improvements	11,849	9,082
New Development	13,580	15,493
Redevelopment	13,784	6,623
Capital Improvements	6,459	2,829
Other	7,769	4,478
Total	$187,537	$190,679
For 2016, we anticipate our acquisitions to total between $425 million and $500 million. Our new development and redevelopment investment for 2016 is estimated to be approximately $50 million to $100 million. For 2016, capital and tenant improvements is expected to be consistent with 2015 expenditures. No assurances can be provided that our planned capital activities will occur. Further, we have entered into commitments aggregating $52.2 million comprised principally of construction contracts which are generally due in 12 to 36 months and anticipated to be funded under our unsecured revolving credit facility.

Capital expenditures for additions described above relate to cash flows from investing activities as follows(in thousands):

	Six Months Ended June 30,
	2016	2015
Acquisition of real estate and land	$92,071	$124,914
Development and capital improvements	53,441	38,505
Real estate joint ventures and partnerships - Investments	42,025	27,260
Total	$187,537	$190,679
Capitalized soft costs, including payroll and other general and administrative costs, interest and real estate taxes, totaled $4.6 million and $5.2 million for the six months ended June 30, 2016 and 2015, respectively.
Financing Activities
Debt
Total debt outstanding was $2.1 billion at June 30, 2016 and included $1.9 billion, including the effect of $200 million of interest rate swap contracts, which bears interest at fixed rates, and $127.6 million, which bears interest at variable rates. Additionally, of our total debt, $454.9 million was secured by operating centers while the remaining $1.6 billion was unsecured.
At June 30, 2016, we have a $500 million unsecured revolving credit facility,which expires in March 2020 and provides borrowing rates that float at a margin over LIBOR plus a facility fee. At June 30, 2016, the borrowing margin and facility fee, which are priced off a grid that is tied to our senior unsecured credit ratings, were 90 and 15 basis points, respectively. The facility also contains a competitive bid feature that allows us to request bids for up to $250 million. Additionally, an accordion feature allows us to increase the facility amount up to $850 million. As of July 28, 2016, we had $372.0 million outstanding, and the available balance was $123.2 million, net of $4.8 million in outstanding letters of credit. The increased balance in the unsecured revolving credit facility is attributable primarily to the Florida acquisition that occurred subsequent to June 30, 2016.
Effective March 2015, we entered into an agreement with a bank for a short-term, unsecured facility totaling $20 million that we maintain for cash management purposes. We extended and amended this agreement to reduce the facility to $10 million on March 27, 2016. The facility, which matures in March 2017, provides for fixed interest rate loans at a 30-day LIBOR rate plus borrowing margin, facility fee and an unused facility fee of 125, 10, and 10 basis points, respectively. As of July 28, 2016, we had no amounts outstanding.
For the six months ended June 30, 2016, the maximum balance and weighted average balance outstanding under both facilities combined were $200.0 million and $128.4 million, respectively, at a weighted average interest rate of 1.3%.
In June 2016, we amended an existing $90 million secured note to extend the maturity to 2028 and reduce the interest rate from 7.5% to 4.5% per annum. In connection with this transaction, we have recorded a $2.0 million gain on extinguishment of debt that has been classified as net interest expense in our Condensed Consolidated Statements of Operations.
Our five most restrictive covenants include debt to assets, secured debt to assets, fixed charge and unencumbered interest coverage and debt yield ratios. We are not aware of any non-compliance with our public debt and revolving credit facility covenants as of June 30, 2016.
Our most restrictive public debt covenant ratios, as defined in our indenture and supplemental indenture agreements, were as follows at June 30, 2016:

Covenant	Restriction	Actual
Debt to Asset Ratio	Less than 60.0%	41.4%
Secured Debt to Asset Ratio	Less than 40.0%	9.2%
Annual Service Charge Ratio	Greater than 1.5	4.1
Unencumbered Asset Test	Greater than 150%	245.7%

At June 30, 2016, we had three interest rate swap contracts with an aggregate notional amount of $200 million that were designated as cash flow hedges. These contracts mature through March 2020 and fix the LIBOR component of the interest rates at 1.5%. We have determined that these contracts are highly effective in offsetting future variable interest cash flows.
Also, at June 30, 2016, we had a forward-starting interest rate swap contract that will be effective in October 2016 with an aggregate notional amount of $200 million hedging future fixed-rate debt issuances. This contract matures in October 2026 and fixes the 10-year swap rate at 1.5% per annum.
Associated with the refinancing of a secured note, on June 24, 2016, we terminated two interest rate swap contracts that were designated as fair value hedges and had an aggregate notional amount of $62.9 million. Upon settlement, we received $2.2 million, which was recognized as part of the gain on extinguishment of debt related to the hedged debt.
We could be exposed to losses in the event of nonperformance by the counter-parties related to our interest rate swap contracts; however, management believes such nonperformance is unlikely.
Equity
Our Board of Trust Managers approved an increase in our second quarter 2016 quarterly dividend rate for our common shares from $.345 to $.365. Common share dividends paid totaled $91.7 million during the first six months of 2016. Our dividend payout ratio (as calculated as dividends paid on common shares divided by funds from operations attributable to common shareholders - basic) for the six months ended June 30, 2016 approximated 65.2%, which include a deferred tax expense associated with the gain from the exchange properties among the partners of an unconsolidated real estate joint venture.
We have an ATM equity offering program under which we may, but are not obligated to, sell up to $200 million of common shares, in amounts and at times as we determine, at prices determined by the market at the time of sale. We intend to use the net proceeds from future sales for general trust purposes, which may include reducing borrowings under our $500 million unsecured revolving credit facility, repaying other indebtedness or repurchasing outstanding debt. During the six months ended June 30, 2016, we sold 3,277,187 common shares with gross proceeds totaling $125.1 million. As of the date of this filing, $34.1 million of common shares remained available for sale under this ATM equity program.
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

Contractual Obligations
We have debt obligations related to our mortgage loans and unsecured debt, including any draws on our credit facilities. We have shopping centers that are subject to non-cancelable long-term ground leases where a third party owns and has leased the underlying land to us to construct and/or operate a shopping center. In addition, we have non-cancelable operating leases pertaining to office space from which we conduct our business. The table below excludes obligations related to our new development projects because such amounts are not fixed or determinable, and commitments aggregating $52.2 million comprised principally of construction contracts which are generally due in 12 to 36 months. The following table summarizes our primary contractual obligations as of June 30, 2016 (in thousands):

	Remaining
	2016	2017	2018	2019	2020	Thereafter	Total
Mortgages and Notes Payable (1)
Unsecured Debt	$124,391	$74,861	$58,359	$48,411	$244,315	$1,360,584	$1,910,921
Secured Debt	12,173	80,276	90,650	65,731	42,429	255,004	546,263
Lease Payments	1,557	3,135	3,114	3,056	2,725	115,801	129,388
Other Obligations (2)	25,146	59,480	—	—	—	—	84,626
Total Contractual Obligations	$163,267	$217,752	$152,123	$117,198	$289,469	$1,731,389	$2,671,198

_______________

(1)
Includes principal and interest with interest on variable-rate debt calculated using rates at June 30, 2016, excluding the effect of interest rate swaps. Also, excludes a $69.8 million debt service guaranty liability. See Note 5 for additional information.

(2)
Other obligations include income and real estate tax payments, commitments associated with our secured debt and other employee payments. Contributions to our retirement plan were fully funded for 2016, and therefore are excluded from the above table. Included in 2017 is a purchase obligation of $24.0 million. See Note 14 for additional information.

Related to a development project in Sheridan, Colorado, we have provided a guaranty for the payment of any debt service shortfalls on tax increment revenue bonds issued in connection with the project. The Sheridan Redevelopment Agency issued Series A bonds used for an urban renewal project, of which $69.8 million remain outstanding at June 30, 2016. The bonds are to be repaid with incremental sales and property taxes and a PIF to be assessed on current and future retail sales and, to the extent necessary, any amounts we may have to provide under a guaranty. The incremental taxes and PIF are to remain intact until the earlier of the payment of the bond liability in full or 2040. The debt associated with this guaranty has been recorded in our consolidated financial statements as of June 30, 2016.
Off-Balance Sheet Arrangements
As of June 30, 2016, none of our off-balance sheet arrangements had a material effect on our liquidity or availability of, or requirement for, our capital resources. Letters of credit totaling $4.8 million were outstanding under the unsecured revolving credit facility at June 30, 2016.
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
As of June 30, 2016, one unconsolidated real estate joint venture was determined to be a VIE through the issuance of a secured loan, since the lender had the ability to make decisions that could have a significant impact on the profitability of the entity. Our maximum risk of loss associated with this VIE was limited to $34.0 million at June 30, 2016.

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
Funds from Operations Attributable to Common Shareholders
The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations attributable to common shareholders ("NAREIT FFO") as net income (loss) attributable to common shareholders computed in accordance with GAAP, excluding extraordinary items and gains or losses from sales of operating real estate assets and interests in real estate equity investments, plus depreciation and amortization of operating properties and impairment of depreciable real estate and in substance real estate equity investments, including our share of unconsolidated real estate joint ventures and partnerships. We calculate NAREIT FFO in a manner consistent with the NAREIT definition.
We believe NAREIT FFO is a widely recognized measure of REIT operating performance which provides our shareholders with a relevant basis for comparison among other REITs. Management uses NAREIT FFO as a supplemental internal measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income by itself as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that uses historical cost accounting is insufficient by itself. There can be no assurance that NAREIT FFO presented by us is comparable to similarly titled measures of other REITs.
We also present core funds from operations attributable to common shareholders (“Core FFO”) as an additional supplemental measure as it is more reflective of the core operating performance of our portfolio of properties. Core FFO is defined as NAREIT FFO excluding charges and gains related to non-cash and non-operating transactions and other events that hinder the comparability of operating results of our core portfolio of properties. Specific examples of items excluded from Core FFO include, but are not limited to, gains or losses associated with the extinguishment of debt or other liabilities, impairments of land, transactional costs associated with acquisition and development activities, certain deferred tax provisions/benefits, redemption costs of preferred shares and gains on the disposal of non-real estate assets.
NAREIT FFO and Core FFO should not be considered as alternatives to net income or other measurements under GAAP as indicators of our operating performance or to cash flows from operating, investing or financing activities as measures of liquidity. NAREIT FFO and Core FFO do not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

NAREIT FFO and Core FFO is calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to common shareholders	$35,816	$25,222	$142,890	$70,159
Depreciation and amortization	38,519	35,767	75,728	71,030
Depreciation and amortization of unconsolidated real estate joint ventures and partnerships	3,993	3,468	7,679	6,978
Impairment of operating properties and real estate equity investments	—	153	—	153
Impairment of operating properties of unconsolidated real estate joint ventures and partnerships	—	1,497	326	1,497
Gain on acquisition including associated real estate equity investment	—	—	(37,383)	—
Gain on sale of property and interests in real estate equity investments	(368)	(8,137)	(45,493)	(31,470)
Gain on dispositions of unconsolidated real estate joint ventures and partnerships	(3,139)	(53)	(3,139)	(615)
Other	(8)	(4)	(8)	(4)
NAREIT FFO – basic	74,813	57,913	140,600	117,728
Income attributable to operating partnership units	499	479	998	960
NAREIT FFO – diluted	75,312	58,392	141,598	118,688
Adjustments to Core FFO:
Redemption costs of preferred shares	—	9,749	—	9,749
Deferred tax expense, net	—	—	5,895	—
Acquisition costs	245	142	600	346
Other impairment loss, net of tax	—	—	43	—
(Gain) loss on extinguishment of debt	(1,679)	—	(1,679)	6,100
Other, net of tax	(294)	—	(536)	(1,161)
Core FFO – diluted	$73,584	$68,283	$145,921	$133,722

Weighted average shares outstanding – basic	125,791	123,298	124,692	122,715
Effect of dilutive securities:
Share options and awards	1,053	1,252	1,136	1,344
Operating partnership units	1,462	1,480	1,462	1,483
Weighted average shares outstanding – diluted	128,306	126,030	127,290	125,542

NAREIT FFO per common share – basic	$.59	$.47	$1.13	$.96

NAREIT FFO per common share – diluted	$.59	$.46	$1.11	$.95

Core FFO per common share – diluted	$.57	$.54	$1.15	$1.07

Same Property Net Operating Income
We consider SPNOI an important additional financial measure because it reflects only those income and expense items that are incurred at the property level, and when compared across periods, reflects the impact on operations from trends in occupancy rates, rental rates and operating costs. We calculate this most useful measurement by determining our proportional share of SPNOI from all owned properties, including our share of SPNOI from unconsolidated joint ventures and partnerships, which cannot be readily determined under GAAP measurements and presentation. Although SPNOI is a widely used measure among REITs, there can be no assurance that SPNOI presented by us is comparable to similarly titled measures of other REITs. Additionally, we do not control these unconsolidated joint ventures and partnerships, and the assets, liabilities, revenues or expenses of these joint ventures and partnerships, as presented, do not represent our legal claim to such items.
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

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Beginning of the period	197	206
Properties added:
Acquisitions	—	1
Redevelopments	9	11
Other	—	1
Properties removed:
Dispositions	(3)	(8)
Redevelopments	—	(5)
Other	—	(3)
End of the period	203	203

We calculate SPNOI using operating income as defined by GAAP excluding property management fees, certain non-cash revenues and expenses such as straight-line rental revenue and the related reversal of such amounts upon early lease termination, depreciation, amortization, impairment losses, general and administrative expenses, acquisition costs and other items such as lease cancellation income, environmental abatement costs and demolition expenses. Consistent with the capital treatment of such costs under GAAP, tenant improvements, leasing commissions and other direct leasing costs are excluded from SPNOI. A reconciliation of net income attributable to common shareholders to SPNOI is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to common shareholders	$35,816	$25,222	$142,890	$70,159
Add:
Redemption costs of preferred shares	—	9,687	—	9,687
Dividends on preferred shares	—	1,120	—	3,830
Net income attributable to noncontrolling interests	1,835	1,757	3,428	3,332
Provision (benefit) for income taxes	16	(226)	5,915	435
Interest expense, net	18,558	20,292	39,449	46,750
Less:
Gain on sale of property	(1,033)	(8,163)	(46,190)	(30,685)
Equity in earnings of real estate joint ventures and partnership interests	(6,645)	(3,212)	(10,738)	(8,584)
Gain on sale and acquisition of real estate joint venture and partnership interests	—	(18)	(37,392)	(879)
Interest and other income	(361)	(418)	(572)	(3,140)
Operating Income	48,186	46,041	96,790	90,905
Less:
Revenue adjustments (1)	(3,526)	(2,987)	(7,253)	(6,339)
Add:
Property management fees	590	642	1,536	1,578
Depreciation and amortization	39,218	36,451	77,097	72,602
Impairment loss	—	153	43	153
General and administrative	6,388	6,461	12,886	13,833
Acquisition costs	174	96	223	301
Other (2)	(89)	81	71	131
Net Operating Income	90,941	86,938	181,393	173,164
Less: NOI related to consolidated entities not defined as same property and noncontrolling interests	(9,211)	(8,002)	(18,478)	(15,502)
Add: Pro rata share of unconsolidated entities defined as same property	8,244	8,186	16,346	16,313
Same Property Net Operating Income	$89,974	$87,122	$179,261	$173,975
___________________

(1)	Revenue adjustments consist primarily of straight-line rentals, lease cancellation income and fee income primarily from real estate joint ventures and partnerships.

(2)	Other includes items such as environmental abatement costs and demolition expenses.
Newly Issued Accounting Pronouncements
See Note 2 to our consolidated financial statements in Item 1 for additional information related to recent accounting pronouncements.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk
We use fixed and floating-rate debt to finance our capital requirements. These transactions expose us to market risk related to changes in interest rates. Derivative financial instruments are used to manage a portion of this risk, primarily interest rate contracts with major financial institutions. These agreements expose us to credit risk in the event of non-performance by the counter-parties. We do not engage in the trading of derivative financial instruments in the normal course of business. At June 30, 2016, we had fixed-rate debt of $1.9 billion, after adjusting for the net effect of $200 million notional amount of interest rate contracts, and variable-rate debt of $127.6 million. In the event interest rates were to increase 100 basis points and holding all other variables constant, annual net income and cash flows for the following year would decrease by approximately $1.3 million associated with our variable-rate debt, including the effect of the interest rate contracts. The effect of the 100 basis points increase would decrease the fair value of our variable-rate and fixed-rate debt by approximately $.3 million and $133.2 million, respectively.
ITEM 4.    Controls and Procedures
Under the supervision and with the participation of our principal executive officer and principal financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2016. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.
There has been no change to our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Repurchases of our common shares for the quarter ended June 30, 2016 are as follows:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet be Purchased Under the Program
April 1, 2016 to April 30, 2016	995	$37.69
May 1, 2016 to May 31, 2016	236	38.90
June 1, 2016 to June 30, 2016	141,426	38.18
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
DATE: August 1, 2016

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